Form 10-K405
period 1996-02-03
TOYS R US INC
filed 1996-04-25
CIK 1005414

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended February 3, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-11609

                                TOYS "R" US, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                   22-3260693
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

461 From Road, Paramus, New Jersey                                 07652
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code       (201)262-7800
Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
       Title of each class                          on which registered

Common Stock, par value $.10                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


  Yes [X]          No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    [X]

      As of April 15, 1996, the aggregate market value of voting stock held by non-affiliates of the registrant was $7,383,688,000.

      As of April 15, 1996, 273,469,926 shares of the registrant's sole class of common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:



      The following documents, or portions thereof, have been incorporated herein by reference: (i) portions of the registrant's Annual Report to Stockholders for the fiscal year ended February 3, 1996 (the "Annual Report") are incorporated by reference into Parts I and II hereof; and (ii) portions of the registrant's definitive proxy statement for the 1996 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I

Item 1.  Business

      As of April 15, 1996, Toys "R" Us, Inc. and its subsidiaries 1 are principally engaged in the operation of 1,203 children's specialty retail stores consisting of 651 U.S. and 338 international toy stores under the name "Toys 'R' Us" and 214 children's clothing stores under the name "Kids 'R' Us".

Worldwide Restructuring

      On February 1, 1996, the Company announced a restructuring of its worldwide operations and the early adoption of Financial Accounting Standards Board ("FAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The restructuring program consists of costs associated with the strategic repositioning of our inventory assortment. In response to changes in the retailing market place, our merchandise assortment will be streamlined by more than 20%, further enhancing our selection advantage and improving overall store productivity and profitability. The restructuring program also consists of the closings of 3 Toys "R" Us (2 of which have been closed to date) and 12 Kids "R" Us stores in the United States, the franchising or closings of 10 toy stores in Europe, and costs to consolidate 3 distribution centers and 7 administrative facilities in the United States and Europe. The restructuring plan and the adoption of FAS No. 121 resulted in charges of $396.6 million ($269.1 million, or




- -------------------
      1 When used in this report the term "Company" refers to Toys "R" Us, Inc. and its subsidiaries, the term "Toys "R" Us" refers only to the Toys "R" Us U.S.A. toy specialty retail chain and the term "registrant" refers only to Toys "R" Us, Inc., a Delaware corporation.

$.98 cents per share, each net of tax benefits). The Company anticipates that the majority of this charge will be utilized throughout 1996 as elements of the restructuring are completed. In addition to the benefits from streamlining our merchandise selection as described above, the restructuring will also benefit the Company in two other important ways. First, the restructuring will have a positive cash impact and improve the Company's working capital. Second, the restructuring should enable the Company to achieve operating efficiencies resulting in improved operating earnings in 1996 and beyond. The Company estimates the restructuring should provide at least a $50 million benefit to operating earnings in 1996 and a greater amount in 1997 and thereafter.

New Store Concepts

      The Company is planning to open approximately 10 Babies "R" Us stores in the United States in 1996. These stores will target the newborn to preschool market in an approximate 45,000 square foot prototype that will offer dominant assortments in juvenile furniture such as cribs and dressers as well as playards, strollers and carseats. The center of the store will carry over 8,000 square feet of clothing and the store will also carry a wide range of feeding supplies, health and beauty aids and infant care products. The store will also offer a computerized baby registry service.

      "Concept 2000" is the new floor plan for all new and remodeled 46,000 square foot Toys "R" Us stores in the United States. These stores will feature a spacious 14-foot center aisle and a 10-foot wide racetrack oval aisle, replacing the "supermarket" style layout of the previous stores. The center of the store will feature low gondolas and various life-size icons that will permit instant identification of product categories. These stores will include seasonal areas that will change periodically, such as Warner Kids Shops and special Barbie presentations.
The stores will also feature Lego Shops, Learning Centers and a video game section that will be displayed by game system. The Bike Shop will include an assembly window, which will allow customers to view bicycles being assembled. Furthermore, the center of the store will be highlighted by a large skylight.

      The Company's new superstore concept will combine elements of the "Concept 2000", the Babies "R" Us and the Kids "R" Us stores into one large store. These stores will encompass approximately 85,000 to 95,000 square feet with a single checkstand area. This concept will also include licensed operations for a national quick service food chain, snack bar, hair cutting center, photo studio and party room.


Toys "R" Us - United States

      The Company believes that Toys "R" Us is the largest operation of its type in the country in terms of sales and earnings. The overall merchandising philosophy of Toys "R" Us is the development of strong consumer recognition and acceptance of its name by the use of mass media advertising that promotes its broad selection and everyday low prices. Toys "R" Us operates in 48 states and Puerto Rico and sells children's and adult's toys, games, bicycles and other wheel goods, sporting goods, electronic and video games, small pools, books, infant's and juvenile furniture and similar items. In 1995, the Company added educational and entertainment computer software for children in its Toys "R" Us stores.

      Most of the Toys "R" Us stores conform to a prototype design consisting of approximately 46,000 square feet, with 30,000 and 20,000 square foot stores being opened in smaller markets, and are generally freestanding units or located in strip centers. As an integral part of its long-range growth plans, Toys "R" Us has been increasing its total toy store square footage by approximately 35 to 40 new toy stores each year. At April 15, 1996, Toys "R" Us utilized 16 warehouse/distribution centers and a large fleet of tractors and trailers, which it owns and maintains, to service its 651 stores. Toys "R" Us believes that the flexibility afforded by its warehouse/distribution system and by ownership of its own fleet of trucks provides maximum efficiency and capacity, particularly in light of the seasonality of its business.

      Toys "R" Us employs a computerized inventory system which allows management to constantly monitor the current activity and inventory in each region and in each store. This system permits management to allocate the proper amount of merchandise to each store and to keep the stores adequately stocked at all times.

      The regional locations of Toys "R" Us stores and warehouse/distribution centers are listed in Item 2.

         Toys "R" Us utilizes demographic information in determining which markets to enter. During the fiscal year ended February 3, 1996, the Company opened 35 new Toys "R" Us stores.

      Plans for the fiscal year ending February 1, 1997 call for approximately 35 new Toys "R" Us stores in the United States. The Company will unveil its new "Concept 2000" toy store design in 16 locations,

4 of which will be retrofits of existing toy stores. The Company will also open 2 new superstores, one of which will be a retrofit of an existing
Toy "R" Us and Kids "R" Us store (see "New Store Concepts").


Toys "R" Us - International

      During the fiscal year ended February 3, 1996, Toys "R" Us International continued its expansion by opening 42 stores in the following countries:
Australia (4 stores), Canada (2 stores), France (8 stores), Germany (4 stores), Japan (13 stores), Malaysia (1 store), the Netherlands (1 store), Singapore
(1 store), Spain (6 stores) and the United Kingdom (2 stores). The Company also closed one store in the United Kingdom in 1995. Stores located in foreign countries are serviced by executive and buying offices and warehouse/ distribution centers (see Item 2-Properties). At April 15, 1996, Toys "R" Us-International utilized 12 warehouse/distribution centers and a large fleet of tractors and trailers, which it owns and maintains, to service its' stores.

      The Toys "R" Us-International stores generally conform to prototypical designs similar to those used in the United States. Toys "R" Us - International utilizes demographic information in determining which markets to enter and employs computerized inventory systems similar to those utilized by Toys "R" Us.

      In 1993, the Company initiated a franchising division to provide for the opening of franchised stores in additional parts of the world. Franchise agreements have been signed in Israel (one store opened in 1995),

 Indonesia, Saudi Arabia, Scandinavia, South Africa, Turkey and the United Arab Emirates (one store).

      The Company also operates, through 50%-owned joint ventures, four stores in Hong Kong and six stores (including two which opened in 1995) in Taiwan.

      In 1996, the Company plans to open approximately 55 new international toy stores, including approximately 20 franchise stores, 13 of which will be conversions of existing stores not owned by the Company. In addition, 4 stores located in Scandinavia, which were operated by the Company, will be converted into franchise stores.

   Financial information relating to foreign and domestic operations is hereby incorporated by reference to page 16 of the Company's Annual Report.


Kids "R" Us

      In 1995, the Company continued its development of the Kids "R" Us children's clothing store division which was inaugurated in 1983. These stores feature brand name and private label first quality children's clothing. Nine additional stores were opened during 1995. In 1996, the Company plans to open about 10 stores and convert one existing store, along with an existing toy store, into a superstore. All stores are serviced from three existing distribution centers and by a fleet of tractors and trailers, which Kids "R" Us owns and maintains. Kids "R" Us utilizes demographic information in determining which markets to enter.

Competition

      Retailing remains an intensely competitive industry and all of the merchandise sold by the Company is available, in the markets in which the Company operates, from various retailers at competitive prices.

Employees

      The Company employed approximately 60,000 associates at the end of the fiscal year. During the 1995 Holiday season, the number of associates increased to approximately 111,000.

Seasonality and Working Capital

      The Company's business is highly seasonal, with most of its earnings occurring in the fourth quarter. See the quarterly financial data contained in the Company's Annual Report, which section is incorporated herein by reference to page 7 of the Company's Annual Report. For a discussion of the Company's working capital requirements, see "Management's Discussion - Results of Operations and Financial Condition - Liquidity and Capital Resources" included in the Company's Annual Report, which section is incorporated herein by reference to page 7 of the Company's Annual Report.

Corporate Developments

Effective January 1, 1996, the registrant adopted a holding company form of organizational structure. The holding company organizational structure was implemented by the merger (the "Merger") of a wholly-owned indirect subsidiary of the registrant with and into Toys "R" Us, Inc. ("Predecessor"), which was the surviving corporation, in accordance with Section 251(g) of the Delaware General Corporation Law. As a result of this merger, each share of capital stock of the Predecessor issued and outstanding or held in its treasury was converted into one share of capital stock of the registrant (formerly known as Toys "R" Us-Headquarters, Inc.). The registrant became the holding company for the Company's operating subsidiaries and the Predecessor became a direct wholly-owned subsidiary of the registrant.
On the effective date of the Merger, the name of registrant was changed to Toys "R" Us, Inc. and the name of the Predecessor was changed to Toys
"R" Us-Delaware, Inc.


Incorporation

The registrant was incorporated in Delaware in 1993 for the purpose of engaging in the merger described above. The Predecessor was incorporated in Delaware in 1928.


Item 2.  Properties

      All information related to properties in Item 2 is as of April 15, 1996.


Toys "R" Us - United States

      Toys "R" Us operated 16 distribution centers, 14 of which are owned and 2 of which are leased. The distribution centers average approximately 443,000 square feet each in size.

      Toys "R" Us operated 651 toy stores, 393 of which are owned and 258 of which are leased. Most of these stores are approximately 46,000 square feet and are typically freestanding units or located in strip centers. The Company is also opening and operating 30,000 and 20,000 square foot stores in smaller markets.

      A significant portion of the properties constructed by Toys "R" Us are owned. Toys "R" Us plans to continue this policy in 1996. Where ownership is not feasible, Toys "R" Us generally has long term leases with multiple renewal options.

The following chart sets forth certain information concerning the operating properties of Toys "R" Us:

                                                               Number of
                                                               Stores in
Distribution Center                Region Serviced               Region
- -------------------             ----------------------        ------------

Rialto, California              Southern California/               63
                                Arizona/Nevada/Hawaii

Joliet, Illinois                Illinois/Wisconsin/                62
                                Minnesota

Mount Olive, New Jersey         New York/Northern New              55
                                Jersey

Atlanta, Georgia                Georgia/South Carolina/            51
                                Tennessee/Alabama

Landover, Maryland              Virginia/Maryland/                 48
                                North Carolina

Orlando, Florida                Florida/Puerto Rico                45

Houston, Texas                  Southern Texas/Louisiana/          42
                                Mississippi

Stockton, California            Northern California/Utah           40

Lees Summit, Missouri           Kansas/Missouri/Iowa/              39
                                Nebraska/Colorado

Northboro,                      New England                        33
Massachusetts

Carrollton, Texas               Northern Texas/Oklahoma/           32
                                Arkansas/New Mexico

Fairfield, Ohio                 Central Ohio/Indiana/              31
                                Kentucky

Youngstown, Ohio                Northeastern Ohio/Western          30
                                Pennsylvania/Northwestern
                                New York

Fairless Hills,                 Pennsylvania/Delaware/             29
Pennsylvania                    Southern New Jersey

Canton, Michigan                Michigan/Northwestern Ohio         28

Kent, Washington                Pacific Northwest/Alaska           23
                                                                 -----
                                                                  651
                                                                 =====

      The Company also leases corporate offices in Paramus and

Rochelle Park, New Jersey and owns a data center in Parsipanny, New Jersey.

Kids "R" Us

      Kids "R" Us operated 214 children's clothing stores, of which 103 are owned and 111 are leased. The stores conform to prototypical designs consisting of approximately 15,500 to 21,500 square feet. The clothing stores are typically freestanding units or located in strip centers. Kids "R" Us operated three distribution centers, all of which are owned. The distribution centers average approximately 307,000 square feet each in size.

      The following chart sets forth certain information concerning the operating properties of Kids "R" Us:


                                                          Number of
Distribution Centers                                   Stores Serviced
- --------------------                                   ---------------
Somerset, New Jersey                                          93
Southgate, Michigan                                           82
Irwindale, California                                         39
                                                            -----
                                                             214
                                                            =====


Toys "R" Us-International

      Toys "R" Us-International operated 12 distribution centers, 5 of which are owned and 7 of which are leased. Toys "R" Us-International operated 326 stores, excluding 10 joint venture and 2 franchised stores, of which 106 are owned and 220 of which are leased.

      Toys "R" Us-International owns or leases properties in Australia, Austria, Belgium, Canada, Denmark, France, Germany, Japan, Luxembourg, Malaysia, the Netherlands, Portugal, Singapore, Spain, Sweden, Switzerland and the United Kingdom.

The Toys "R" Us-International stores generally conform to prototypical designs similar to those used in the United States.

      The following chart sets forth certain information concerning the operating properties of Toys "R" Us-International, excluding joint venture properties:

                                                                    Number of
Executive and         Distribution                                    Stores
Buying Offices          Centers            Country Serviced          Serviced
- --------------        ------------         -----------------        ----------

Germany               Koln(2),             Germany, Austria,             77
                      Trossingen,          The Netherlands,
                      Harbke               Switzerland

Canada                Concord, Ontario     Canada                        58

United Kingdom        Conventry            United Kingdom,               54
                                           Denmark, Sweden

France                Evry                 France, Belgium,              42
                                           Luxembourg

Japan                 Yokohama,            Japan                         37
                      Sakai

Spain                 Alcala de Henares    Spain, Portugal               29

Australia             Regents Park, NSW    Australia                     21

   -                  Jurong               Singapore, Malaysia            8
                                                                       -----
                                                                        326
                                                                       =====


      See the Note, "Leases", in the Company's Notes to Consolidated Financial Statements included on page 14 of the Company's 1995 Annual Report, which note is incorporated herein by reference, for additional information with respect to the Company's leases.

Item 3.  Legal Proceedings

      The Company is named as a defendant in legal proceedings in the ordinary course of its business. The Company believes that none of these legal proceedings are material to its business or financial condition.

Item 4.  Submission of Matters to a Vote
         of Security Holders

         None.

Item 4A. Executive Officers of the Company as of April 15, 1996

         (a) The following persons are the executive officers of the Company, having been elected to their respective offices by the Board of Directors of the Company to serve until the election and qualification of their respective successors:


      Name                 Age                         Office


Michael Goldstein          54        Vice Chairman of the Board and Chief
                                     Executive Officer

Robert C. Nakasone         48        President and Chief Operating
                                     Officer

Roger V. Goddu             45        Executive Vice President - President
                                     of U.S. Toy Store Merchandising
                                     Division

Louis Lipschitz            51        Executive Vice President and Chief
                                     Financial Officer

Michael J. Madden          47        Executive Vice President - President
                                     of U.S. Toy Store Operations
                                     Division

Richard L. Markee          43        Executive Vice President - President
                                     of Kids "R" Us and Babies "R" Us
                                     Divisions

Gregory R. Staley          48        Executive Vice President - President
                                     of Toys "R" Us International
                                     Division

Joseph J. Lombardi         34        Vice President - Controller


         (b) The following is a brief account of the business experience during the past five years of each of the executive officers of the Company:

      Mr. Goldstein has been employed by the Company for more than five years. Effective February 1994, he became Vice Chairman of the Board and Chief Executive Officer. From February 1993 to January 1994, he was Vice Chairman of the Board and Chief Administrative Officer. From prior to 1991 to January

1993, he was Vice Chairman of the Board and Chief Financial and Administrative Officer.

      Mr. Nakasone has been employed by the Company for more than five years. Effective February 1994, he became President and Chief Operating Officer. From prior to 1991 to January 1994, he was Vice Chairman of the Board and President of Worldwide Toy Stores.

      Mr. Goddu has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President of the Company and President of U.S. Toy Store Merchandising Division. From prior to 1991 to January 1996, he was Executive Vice President - General Merchandise Manager - U.S. Toy Store Division.

      Mr. Lipschitz has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President and Chief Financial Officer of the Company. From February 1993 to January 1996, he was Senior Vice President - Finance and Chief Financial Officer. From prior to 1991 to January 1993, he was Vice President - Finance and Treasurer.

      Mr. Madden has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President of the Company and President of U.S. Toy Store Operations Division. From March 1995 to January 1996, he was Group Vice President of Store Operations - U.S. Toy Store Division. From February 1993 to February 1995, he was Senior Vice President, Regional Operations and Distribution - U.S. Toy Store Division. From prior to 1991 to January 1993, he was Vice President, Physical Distribution - U.S. Toy Store Division.

      Mr. Markee has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President of the Company and has served as President of Kids "R" Us Division since March 1993 and Babies "R" Us Division since its inception in September 1995. From prior to 1991 to February 1993, he was Vice President - General Merchandise Manager for Kids "R" Us Division.

      Mr. Staley has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President of the Company and has served as President of Toys "R" Us International Division since August 1995. From October 1991 to July 1995, he was Senior Vice President - General Merchandise Manager of Toys "R" Us International Division. From prior to 1991 to September 1991, he was Vice President - Divisional Merchandise Manager - U.S. Toy Store Division.

      Mr. Lombardi has been employed by the Company since August 1995 as Vice President - Controller. From October 1994 to July 1995, he was a Partner with Ernst & Young, LLP, a public accounting firm, and was a Senior Manager with Ernst & Young, LLP, since prior to 1991 to September 1994.

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

         Market prices and other information with respect to the Company's common stock are hereby incorporated by reference to page 7 of the Company's Annual Report.


Item 6.  Selected Financial Data

         Selected financial data are hereby incorporated by reference to page 1 of the Company's Annual Report.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Management's discussion and analysis of financial condition and results of operations is hereby incorporated by reference to pages 6 and 7 of the Company's Annual Report.

Item 8.  Financial Statements and Supplementary Data

         The following financial statements and supplementary data are hereby incorporated by reference to pages 8 to 17 of the Company's Annual Report.

           (i) Consolidated Balance Sheets at February 3, 1996 and January 28, 1995
          (ii) Consolidated Statements of Earnings for each of the three years in the period ended February 3, 1996;
         (iii) Consolidated Statements of Cash Flows for each of the three years in the period ended February 3, 1996;

          (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended February 3, 1996;
           (v) Notes to Consolidated Financial Statements; and
          (vi) Opinion of Ernst & Young LLP.


      Individual financial statements of the registrant's subsidiaries are not furnished because consolidated financial statements are furnished. The registrant is primarily a holding company and all subsidiaries are at least 80% owned.

      Financial statements of 50%-owned joint ventures are not submitted because such companies, considered in the aggregate, are not considered a significant subsidiary as defined in Regulation S-X.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

          Information with respect to the directors of the Company is hereby incorporated herein by reference to the section, "Election of Directors", in the Company's Proxy Statement.

          Information with respect to the executive officers of the Company is set forth in Item 4A of Part I hereof.

Item 11.  Executive Compensation

          Information with respect to executive compensation is hereby incorporated herein by reference to the sections, "Election of Directors Compensation of Directors", "- Executive Compensation", "- Summary Compensation Table", "- Option Grants in Last Fiscal Year" and "- Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", in the Company's Proxy Statement. The sections, "- Report of the Compensation Committee on Executive Compensation" and "- Five-Year Stockholder Return Comparison", in the Company's Proxy Statement are not incorporated by reference herein. Such sections are furnished solely for information and shall not be deemed to be soliciting material or to be "filed" as a part of this report.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management

          Information with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the sections, "Principal Stockholders" and "Election of Directors", in the Company's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

          Information with respect to certain relationships and related transactions is hereby incorporated herein by reference to the section, "Election of Directors - Certain Transactions", in the Company's Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) (1) The response to this portion of Item 14 is set forth in Item 8 of Part II hereof.

              (2) Financial Statement Schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

              (3) See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

          (b) On February 1, 1996, the Company filed a Form 8-K in connection with the worldwide restructuring which was announced in the press release dated the same.

          (c) Reference is made to Item 14(a)(3) above.

          (d) Reference is made to Item 14(a)(2) above.

                                   SIGNATURES




      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  TOYS "R" US, INC.
                                                  (Registrant)


                                               By Louis Lipschitz
                                                  Executive Vice President
                                                  and Chief Financial Officer


Date: April 25, 1996


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of April, 1996.



  Signature                                     Title
- -------------------         ------------------------------------------------

Charles Lazarus             Chairman of the Board

Michael Goldstein           Director, Vice Chairman of the
                            Board and Chief Executive Officer
                            (Principal Executive Officer)

Louis Lipschitz             Executive Vice President and Chief
                            Financial Officer (Principal Financial Officer)

Joseph J. Lombardi          Vice President - Controller
                            (Principal Accounting Officer)

Robert A. Bernhard          Director

Milton S. Gould             Director

Shirley Strum Kenny         Director

Reuben Mark                 Director

Norman S. Matthews          Director

Howard W. Moore             Director

Robert C. Nakasone          Director

Norman M. Schneider         Director

Harold M. Wit               Director



The foregoing constitute all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

                                INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this Report:


Exhibit
No.                                                 Document
- -------                            -------------------------------------------

2 Agreement and Plan of Merger, dated as of December 8, 1995, by and among registrant, Toys "R" Us - Delaware, Inc. (f/k/a Toys "R" Us, Inc.) and TRU Interim, Inc. Incorporated herein by reference to Exhibit 2.1 to registrant's Registration of Securities of Certain Successor Issuers on Form 8-B dated January 3, 1996 (the "Form 8-B").

3A Restated Certificate of Incorporation of registrant (filed on January 2, 1996). Incorporated herein by reference to
                                   Exhibit 3.1 to the Form 8-B.

3B Amended and Restated By-Laws of registrant (as of January 1, 1996). Incorporated herein by reference to Exhibit 3.2 to the Form 8-B.


4                           i)     Form of Indenture dated as of January 1, 1987
                                   between registrant and United Jersey Bank, as Trustee, pursuant to which securities in one or more series in an unlimited amount may be issued by registrant. Incorporated herein by reference to Exhibit 4(a) to registrant's
                                   Registration Statement No. 33-11461.

                           ii) Form of the registrant's 8 1/4% Sinking Fund Debentures due 2017. Incorporated herein by reference to Exhibit 4(b) to Registration Statement No. 33-11461.

                          iii) Form of Indenture between registrant and United Jersey Bank, as Trustee, pursuant to which one or more series of debt securities up to $300,000,000 in principal amount may be issued by registrant. Incorporated herein by reference to Exhibit 4 to registrant's Registration Statement No. 33-42237.

                           iv) Form of registrant's 8 3/4% Debentures due 2021. Incorporated herein by reference to
                                   Exhibit 4 to registrant's Report on Form 8-K dated August 29, 1991.

Exhibit
No.
- -------

4                           v)     Substantially all other long-term debt of
                                   registrant (which other debt does not exceed on an aggregate basis 10% of the total assets of the registrant and its subsidiaries on a consolidated basis) is evidenced by, among other things, (i) industrial revenue bonds issued by industrial development authorities and guaranteed by registrant, (ii) mortgages held by third parties on real estate owned by registrant, (iii) stepped coupon guaranteed bonds held by a third party and guaranteed by registrant and (iv) an agreement under which registrant guaranteed certain yen-denominated loans made by a third party to a subsidiary of registrant.
                                   Registrant will file with the Securities and Exchange Commission (the "Commission") copies of constituent documents relating to such upon request of the Commission.

10A* Stock Option Plan of the registrant, as amended as of April 22, 1993. Incorporated herein by reference to Exhibit 10A to registrant's Annual Report on Form 10-K for the year ended January 30, 1993.

10B* Employment Agreement dated March 14, 1978 between registrant and Charles Lazarus and an amendment thereto dated November 20, 1979 (incorporated herein by reference to Exhibit 2 to a Schedule 13D dated February 1, 1980 filed by Charles Lazarus, et al).
                                   An amendment dated March 23, 1982 to such employment agreement (incorporated herein by reference to Exhibit 10B to registrant's Annual Report on Form 10-K for the year ended January 31, 1982, Commission File Number 1-1117). An amendment dated December 7, 1982 to such employment agreement (incorporated herein by reference to Exhibit 10B to registrant's Annual Report on Form 10-K for the year ended January 30, 1983, Commission File Number 1-1117). An amendment dated April 10, 1984 to such employment agreement (incorporated herein by reference to Exhibit 10B to registrant's Annual Report on Form 10-K for the year ended January 29, 1989, Commission File Number 1-1117).


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

Exhibit
No.
- -------

10C* Form of Indemnification Agreement between registrant and each director. Incorporated herein by reference to Exhibit 10F to registrant's Annual Report on Form 10-K for the year ended February 1, 1987, Commission File Number 1-1117.


10D* Stock Option Agreement dated as of February 1, 1988 between registrant and Robert Nakasone. Incorporated herein by reference to Exhibit 10G to registrant's Annual Report on Form 10-K for the year ended January 31, 1988, Commission File Number 1-1117. The first amendment dated as of April 1, 1989 to such agreement (incorporated herein by reference to Exhibit 10G to registrant's Annual Report on Form 10-K for the year ended January 29, 1989, Commission File Number 1-1117). The second amendment dated as of September 19, 1989 to such agreement (incorporated herein by reference to Exhibit 10G to registrant's Annual Report on Form 10-K for the year ended January 28, 1990, Commission File Number 1-1117).

10E* Stock Option Agreement dated as of February 1, 1988 between registrant and Michael Goldstein (incorporated herein by reference to Exhibit 10H to registrant's Annual Report on Form 10-K for the year ended January 31, 1988, Commission File Number 1-1117). The first amendment dated as of April 1, 1989 to such agreement (incorporated herein by reference to Exhibit 10H to registrant's Annual Report on Form 10-K for the year ended January 29, 1989, Commission File Number 1-1117). The second amendment dated as of September 19, 1989 to such agreement (incorporated herein by reference to Exhibit 10H to registrant's Annual Report on Form 10-K for the year ended January 28, 1990, Commission File Nuimber 1-1117).



* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

Exhibit
No.
- -------

10F* Stock Option Plan and Agreement dated as of March 14, 1989 between registrant and Charles Lazarus, and a First Amendment thereto dated as of September 19, 1989. Incorporated by reference to Exhibit 10I to registrant's Annual Report on Form 10-K for the year ended January 28, 1990, Commission File Number 1-1117.


10G* Non-Employee Directors' Stock Option Plan as adopted by the Board of Directors on September 19, 1990 and approved by the registrant's stockholders on June 3, 1991. Incorporated herein by reference to Exhibit 10H to registrant's Annual Report on Form 10-K for the year ended February 1, 1992.

10H* Stock Option Plan and Agreement dated as of December 2, 1992 between the registrant and Robert C. Nakasone. Incorporated herein by reference to Exhibit 10I to registrant's Annual Report on Form 10-K for the year ended January 30, 1993.

10I* Stock Option Plan and Agreement dated as of December 2, 1992 between the registrant and Michael Goldstein. Incorporated herein by reference to Exhibit 10J to registrant's Annual Report on Form 10-K for the year ended January 30, 1993.

10J* Toys "R" Us, Inc. 1994 Stock Option and Performance Incentive Plan effective November 1, 1993, as amended. Incorporated herein by reference to Exhibit 4.1 to registrant's Registration Statement
                                   No. 33-64315.

10K* Toys "R" Us Inc. Management Incentive Compensation Plan adopted March 28, 1994 (incorporated herein by reference to Exhibit 10L to registrant's Annual Report on Form 10-K for the year ended January 29, 1994). The first amendment to such plan adopted on April 20, 1995 (incorporated herein by reference to Exhibit 10.11 to the Form 8-B).


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

Exhibit
No.
- -------


10L* Toys "R" Us, Inc. Partnership Group Deferred Compensation Plan effective as of May 17, 1995. Incorporated herein by reference to
                                   Exhibit 10.13 to the Form 8-B.

10M* Toys "R" Us, Inc. Grantor Trust Agreement dated as of October 1, 1995 between registrant and American Express Trust Company. Incorporated herein by reference to Exhibit 10.14 to the Form 8-B.

10N* Toys "R" Us Inc. Supplemental Executive Retirement Plan, effective as of December 6, 1995, (is filed herewith).

13 Registrant's Annual Report to Stockholders for the year ended February 3, 1996. Except for the portions thereof that are expressly incorporated by reference into this report, such Annual Report is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this report.

21                                 Subsidiaries of registrant.

23                                 Consent of Independent Auditors, Ernst &
                                   Young LLP.

27                                 Financial Data Schedule





* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14 (c) hereof.