Form 10-Q
period 1996-05-04
TOYS R US INC
filed 1996-06-14
CIK 1005414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 4, 1996


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


Commission file number               1-11609

                                TOYS "R" US,INC.
(Exact name of registrant as specified in its charter)

                Delaware                           22-3260693
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                    461 From Road, Paramus, New Jersey 07652
(Address of principal executive offices)              (Zip Code)

                                  (201)262-7800
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 28, 1996, 273,675,604 shares of common stock were outstanding.

                                      INDEX





                                                                           PAGE


PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets........................    3

             Condensed Consolidated Statements of Earnings................    4

             Condensed Consolidated Statements of Cash Flows..............    5

             Condensed Notes to Consolidated Financial Statements.........    6

Item 2.   Management's Discussion - Results of Operations and Financial
             Condition....................................................    7


PART II - OTHER INFORMATION...............................................    8

SIGNATURES      ..........................................................    9



                                                                                                       Page 3
                       TOYS "R" US, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                                   May 4,          April 29,       February 3,
                                                                    1996              1995             1996
ASSETS                                                          (Unaudited)       (Unaudited)

Current Assets:
   Cash and cash equivalents................................    $    378.0        $    248.8       $    202.7
   Accounts and other receivables...........................         150.2             100.9            128.9
   Merchandise inventories..................................       2,343.8           2,393.6          1,999.5
   Prepaid expenses and other current assets................         110.6              63.7             87.8
        Total current assets................................       2,982.6           2,807.0          2,418.9

Property and equipment, net and other assets................       4,214.3           4,233.6          4,318.6

                                                                $  7,196.9         $ 7,040.6       $  6,737.5

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short-term borrowings....................................    $    985.1        $    902.2       $    332.8
   Accounts payable.........................................       1,278.1           1,186.4          1,182.0
   Accrued expenses and other current liabilities...........         336.9             305.8            438.1
   Income taxes payable.....................................          83.2              74.5            139.9
        Total current liabilities...........................       2,683.3           2,468.9          2,092.8


Long-term debt..............................................         717.2             828.4            826.8
Deferred income taxes.......................................         237.0             242.1            228.7
Other liabilities...........................................         131.4              95.6            156.9

Stockholders' equity........................................       3,428.0           3,405.6          3,432.3

                                                                $  7,196.9        $  7,040.6       $  6,737.5


                 See notes to condensed consolidated financial statements.





                                                                               Page 4

                       TOYS "R" US, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                       (In millions except per share data)





                                                               13 Weeks Ended

                                                            May 4,        April 29,
                                                             1996           1995

Net sales.............................................    $ 1,645.5       $ 1,493.0

Costs and expenses:
  Cost of sales.......................................      1,124.4         1,017.3
  Selling, advertising, general & administrative......        422.6           386.0
  Depreciation and amortization.......................         49.0            44.5
  Interest expense - net..............................         19.8            15.9
                                                            1,615.8         1,463.7

Earnings before taxes on income.......................         29.7            29.3
Taxes on income.......................................         11.0            10.9

Net earnings..........................................    $    18.7       $    18.4


Earnings per share....................................         $.07            $.07

Common and common equivalent shares...................        275.5           280.9







                   See notes to condensed consolidated financial statements.



                                                                                            Page 5
                       TOYS "R" US, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)



                                                                              13 Weeks Ended
                                                                          May 4,           April 29,
                                                                           1996               1995

Cash flows from operating activities:
Net earnings.........................................................    $   18.7          $   18.4
Adjustments to reconcile net earnings to net cash used in
  operating activities:
    Depreciation and amortization....................................        49.0              44.5
    Deferred income taxes............................................         5.0               4.9
    Changes in operating assets and liabilities:
      Accounts and other receivables.................................       (21.9)             15.0
      Merchandise inventories........................................      (349.7)           (394.5)
      Prepaid expenses and other operating assets....................       (27.1)            (16.9)
      Accounts payable and other operating liabilities...............       (86.5)           (352.8)
       Net cash used in operating activities.........................      (412.5)           (681.4)


Cash flows from investing activities:
Capital expenditures, net............................................       (58.5)           (119.4)


Cash flows from financing activities:
Short-term borrowings, net...........................................       647.0             779.5
Long-term debt repayment.............................................        (3.3)             (1.4)
Exercise of stock options............................................         5.9               3.6
Long-term borrowings.................................................          -                7.4
Share repurchase program.............................................          -              (91.4)
       Net cash provided by financing activities.....................       649.6             697.7


Effect of exchange rate changes on cash and cash equivalents.........        (3.3)            (17.9)


Cash and cash equivalents:
Increase/(decrease) during period....................................       175.3            (121.0)
Beginning of period..................................................       202.7             369.8
End of period........................................................    $  378.0          $  248.8


Supplemental disclosures of cash flow information:

Income taxes paid....................................................    $   58.1          $  134.1

Interest paid (net of amounts capitalized)...........................    $   23.0          $   22.2



           See notes to condensed consolidated financial statements.

                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Interim Reporting

     The interim financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods. Because of the seasonal nature of the Company's business, results for interim periods are not indicative of results to be expected for the fiscal year.

2.   Earnings Per Share

     Earnings per share for the thirteen weeks ended May 4, 1996 and April 29, 1995 are computed by dividing net earnings by the weighted average number of common shares outstanding, after reduction for treasury shares and assuming exercise of dilutive stock options computed by the treasury stock method using the average market price during the period.

3.   Reclassification

     Certain amounts in the April 29, 1995 Condensed Consolidated Balance
     Sheet have been reclassified to conform with the May 4, 1996 presentation.

4.   Contingencies

     See Part II - Item I - Legal Proceedings

                MANAGEMENT'S DISCUSSION - RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

Results of Operations

Comparable USA toy store sales increased by 7% in the first quarter of 1996, primarily driven by strong sales of video hardware, juvenile furniture, dolls and consumables. International toy stores and Kids "R" Us children's clothing stores also experienced an increase in comparable store sales. Total sales increased by approximately $153 million or 10.2% in the first quarter of 1996 as compared with the first quarter of 1995, primarily due to sales from new toy and children's clothing stores and an overall increase in comparable store sales.

Cost of sales, as a percentage of sales, increased to 68.3% in the first quarter of 1996 from 68.1% in the first quarter of 1995, primarily due to a shift in the sales mix to lower margin video hardware products and consumables.

Selling, advertising, general and administrative expenses as a percentage of sales decreased to 25.7% for the first quarter of 1996 versus 25.9% for the first quarter of 1995, primarily as a result of overall comparable store sales increases and effective expense management.

Net interest expense increased in the first quarter of 1996 compared to the first quarter of 1995, principally as a result of higher average short-term borrowings during most of the quarter.

The effective tax rate remained constant at 37% for both the first quarters of 1996 and 1995.

Since February 3, 1996, foreign currency exchange rates have experienced fluctuations; however, the impact on net earnings was not significant.


Financial Condition

The Company will open approximately 14 redesigned "Concept 2000" toy stores in the United States in 1996, 3 of which will be retrofits of existing toy stores. Including the "Concept 2000" format, the Company will open approximately 35 new toy stores in the United States this year. Internationally, the Company will add approximately 55 toy stores this year, including approximately 20 franchise stores, 13 of which were added during the first quarter of 1996. The Company opened its first Babies "R" Us store in Westbury, Long Island in May,1996 and plans to open an additional 7 to 9 stores this year. The Company's new KidsWorld superstore design, combining all of the "R" Us concepts under one roof will be showcased in 2 locations in 1996, one of which will be a retrofit of a side by side Toys "R" Us and Kids "R" Us location. Finally, the Company will open 8 to 10 new Kids "R" Us stores in the United States this year.

Annual capital expenditures for new and existing facilities are estimated to be approximately $550 million. Cash requirements for operations, capital expenditures, lease commitments and the share repurchase program will be met primarily through operating activities, borrowings under the $1 billion revolving credit facility, issuance of short-term commercial paper and bank borrowings by foreign subsidiaries.

                           PART II - OTHER INFORMATION





Item 1.     Legal Proceedings

            On May 22, 1996, the Staff of the Federal Trade Commission
            (the "FTC") filed an administrative complaint against the Company alleging that the Company is in violation of Section 5 of the Federal Trade Commission Act for its practices relating to warehouse clubs. The complaint alleges that the Company reached understandings with various suppliers that such suppliers not sell to the clubs the same items that they sell to the Company. The complaint also alleges that the Company "facilitated understandings" among manufacturers that such manufacturers not sell to clubs. The complaint seeks an order that the Company cease and desist from this practice. Since the filing of the FTC complaint, several class action suits have been filed against the Company, alleging that the Company has violated certain state competition laws as a consequence of the behavior alleged in the FTC complaint. These class action suits seek damages in unspecified amounts and other relief under state law. The Company believes that both its policy and its conduct in connection with the foregoing are within the law and plans to contest the actions vigorously.
            The Company also believes that these actions will not have a material adverse effect on its business or financial condition.


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibit 27 - Financial Data Schedule.

            (b) The Company was not required to file any reports on Form 8-K during the 13 weeks ended May 4, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Date:  June 14, 1996                           Toys "R" Us, Inc.
                                               -----------------
                                               (Registrant)





                                               s/Louis Lipschitz
                                               (Signature)
                                               Louis Lipschitz
                                               Executive Vice President and
                                               Chief Financial Officer

INDEX TO EXHIBITS


The following is a list of all exhibits files as part of this document:




Exhibit No.           Page No.                    Document


27                                                Financial Data Schedule
