Form 10-Q
period 1996-08-03
TOYS R US INC
filed 1996-09-13
CIK 1005414

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 3, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-11609

                                TOYS "R" US, INC.
                  Incorporated pursuant to the Laws of Delaware


        Internal Revenue Service - Employer Identification No. 22-3260693
                    461 From Road, Paramus, New Jersey 07652
                                 (201) 262-7800

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

274,235,794 shares of the registrant's Common Stock were outstanding on August 26, 1996.

                                     INDEX
                                                                           PAGE



PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets ................................  2

      Condensed Consolidated Statements of Operations ......................  3

      Condensed Consolidated Statements of Cash Flows ......................  4

      Notes to Condensed Consolidated Financial Statements .................  5

   Item 2. Management's Discussion and Analysis - Results of Operations and
              Financial Condition ..........................................  6

 PART II - OTHER INFORMATION ...............................................  8

 SIGNATURES ................................................................  10




                       TOYS "R" US, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In millions)




                                                                 August 3,      July 29,       February 3,
                                                                   1996          1995             1996
ASSETS


Current Assets:

     Cash and cash equivalents.................................  $   319.5      $   222.6      $   202.7

     Accounts and other receivables............................      135.7          113.3          128.9

     Merchandise inventories...................................    2,710.9        2,808.1        1,999.5

     Prepaid expenses and other current assets.................      104.5           67.7           87.8

         Total current assets..................................    3,270.6        3,211.7        2,418.9

Property and equipment, net and other assets...................    4,312.5        4,318.3        4,318.6

                                                                 $ 7,583.1      $ 7,530.0      $ 6,737.5

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:

     Short-term borrowings.....................................  $ 1,151.5      $ 1,221.7      $   332.8

     Accounts payable..........................................    1,534.5        1,495.2        1,182.0

     Accrued expenses and other current liabilities............      345.1          302.3          438.1

     Income taxes payable......................................        6.4           44.0          139.9

         Total current liabilities.............................    3,037.5        3,063.2        2,092.8

Long-term debt.................................................      713.5          815.1          826.8

Deferred income taxes..........................................      238.7          230.3          228.7

Other liabilities..............................................      143.8           72.1          156.9


Stockholders' equity...........................................    3,449.6        3,349.3        3,432.3


                                                                 $ 7,583.1      $ 7,530.0      $ 6,737.5



            See notes to condensed consolidated financial statements.





                       TOYS "R" US, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (In millions except per share data)



                                                       13 Weeks Ended                   26 Weeks Ended
                                                   August 3,       July 29,       August 3,       July 29,
                                                     1996            1995           1996            1995

Net Sales......................................    $ 1,736.4      $ 1,614.2       $ 3,381.9      $ 3,107.2


Costs and expenses:

     Cost of sales.............................      1,177.3        1,104.5         2,301.7        2,121.8

Selling, advertising, general &
administrative.................................        444.7          415.1           867.3          801.1

Other charges..................................         55.0           -               55.0            -

Depreciation and amortization..................         48.9           45.2            97.9           89.7

Interest expense - net.........................         22.4           24.3            42.2           40.2

                                                     1,748.3        1,589.1         3,364.1        3,052.8


Earnings (loss) before income taxes............        (11.9)          25.1            17.8           54.4


Income tax (expense) benefit...................          4.4           (9.3)           (6.6)         (20.1)


Net earnings (loss)............................    $    (7.5)     $    15.8       $    11.2      $    34.3



Earnings (loss) per share......................    $    (.03)     $     .06       $     .04      $    .12


Common and common equivalent shares............        273.7          277.4           276.1         279.1




            See notes to condensed consolidated financial statements.





                       TOYS "R" US, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (In millions)
                                                                                                    26 Weeks Ended
                                                                                              August 3,        July 29,
                                                                                                1996             1995
Net earnings                                                                                 $    11.2       $    34.3

Adjustments to reconcile net earnings to net cash used in operating activities:
     Depreciation and amortization                                                                97.9            89.7
     Deferred income taxes                                                                         5.5            (4.4)
     Changes  in  operating   assets  and liabilities:
       Accounts and other receivables                                                             (6.2)            4.8
       Merchandise inventories                                                                  (706.0)         (800.6)
       Prepaid expenses and other operating assets                                               (17.6)          (26.6)
       Accounts payable and other operating liabilities                                          110.7          (111.0)
         Net cash used in operating activities                                                  (504.5)         (813.8)

Cash flows from investing activities:
Capital expenditures, net                                                                       (179.9)         (239.4)

Cash flow from financing activities:
Short-term borrowing, net                                                                        815.8         1,099.0
Other                                                                                             (1.8)            3.5
Share repurchase program                                                                           -            (189.5)
     Net cash provided by financing activities                                                   814.0           913.0

Effect of exchange rate changes on cash and cash equivalents                                     (12.8)           (7.0)


Cash and cash equivalents:
Increase/(decrease) during period                                                                116.8          (147.2)
Beginning of year                                                                                202.7           369.8
End of period                                                                                $   319.5       $   222.6


Supplemental disclosures of cash flow information:

Income taxes paid                                                                            $   129.2       $   181.5

Interest paid (net of amounts capitalized)                                                   $    55.8       $    54.2



                 See notes to condensed consolidated financial
                                  statements.

                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Interim Reporting

         The interim financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist primarily of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods. Because of the seasonal nature of the Company's business, results for interim periods are not indicative of results to be expected for the fiscal year.

2.       Earnings (Loss) Per Share

         Earnings (loss) per share for all periods presented herein are computed by dividing net earnings by the weighted average number of common shares outstanding, after reduction for treasury shares and assuming exercise of dilutive stock options for periods with net earnings, computed by the treasury stock method using the average market price during the period.

3.       Reclassification

         Certain amounts in the July 29, 1995 Condensed Consolidated Balance Sheet have been reclassified to conform with the current presentation.

4.       Other Charges

         On July 12, 1996, an arbitrator rendered an award in favor of Yusuf Ahmed Alghanim & Sons, W.L.L. ("Alghanim") and against the Company and awarded Alghanim $46.4 million plus interest from December 1994. This award was rendered in connection with a dispute between Alghanim and the Company involving rights under a 1982 license agreement for toy store operations in the Middle East. Accordingly, the Company has recorded a provision of $55.0 million representing all costs in connection with this matter. The Company believes that the findings of the arbitrator are not supported by the evidence presented in the case and is contesting this award in the courts. The Company believes that this award will not have a material adverse effect on its business or financial condition.

5.       Contingencies

         See Part II - Item 1. - Legal Proceedings, Paragraph 1

          MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Results of Operations

Comparable USA toy store sales increased by approximately 6% for both the twenty-six and thirteen week periods ended August 3, 1996, as compared with the same periods in 1995, primarily driven by strong sales of basic toy products such as games and dolls. International toy stores and Kids "R" Us children's clothing stores also experienced an increase in comparable store sales during the same periods. Total sales increased by approximately $275 million or 9% and $122 million or 8% for the twenty-six and thirteen week periods ended August 3, 1996, respectively, as compared with the same periods in 1995, primarily due to sales from new toy and children's clothing stores and an overall increase in comparable store sales. Excluding the impact of foreign currency, total sales increased 10% in the second quarter of 1996, as compared with the second quarter of 1995.

Cost of sales, as a percentage of sales, decreased by approximately .2% and .6% for the twenty-six and thirteen week periods ended August 3, 1996, respectively, as compared with the same periods in 1995, primarily due to a shift in the sales mix toward higher margin basic toy merchandise in the second quarter of 1996.

Selling, advertising, general and administrative expenses as a percentage of sales decreased by approximately .2% and .1% for the twenty-six and thirteen week periods ended August 3, 1996, respectively, as compared with the same periods in 1995, primarily as a result of leveraging and effective expense management.

The arbitration award of $55 million (See Part II - Item 1. - Legal Proceedings Paragraph 2) had a material effect on the results of operations for both the twenty-six and thirteen week periods ended August 3, 1996, respectively. The award reduced earnings per share by $.13 for both the twenty-six and thirteen week periods ended August 3, 1996. Excluding the impact of the award (which as indicated below, is being appealed), earnings per share for the twenty-six and thirteen week periods ended August 3, 1996 would have been $.17 and $.10, respectively.

Net interest expense increased slightly for the twenty-six week period ended August 3, 1996, as compared with the same period in 1995, due to higher average short-term borrowing in the first quarter of 1996 to fund working capital needs. Net interest expense decreased by approximately $2 million for the thirteen week period ended August 3, 1996, as compared with the same period in 1995, due to lower average short-term borrowings.

The effective tax rate remained constant at 37% for all periods presented.

Since February 3, 1996, foreign currency exchange rates have experienced fluctuations; however, the impact on net earnings was not significant.

          MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION (Continued)


Financial Condition

In July, the Company introduced the first of 12 of its completely redesigned "Concept 2000" toy stores to be opened in the United States in 1996. Including the "Concept 2000" format, the Company will open approximately 30 new toy stores in the United States this year. Internationally, the Company will add approximately 60 toy stores (including approximately 25 franchise stores), 22 of which were added during the first half of 1996. The Company opened its first three Babies "R" Us stores and plans to open approximately 5 additional stores this year. The Company's new KidsWorld superstore design, combining all of the "R" Us concepts under one roof will be showcased in 2 locations in 1996, one of which will be a retrofit of a side by side Toys "R" Us and Kids "R" Us location. Finally, the Company will open approximately 8 new Kids "R" Us stores in the United States this year.

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

The Company expects the Strategic Inventory Repositioning Initiative portion of its Worldwide Restructuring Program to be substantially complete by mid-October, 1996. This portion of the program will streamline the number of different product items carried in the Company's toy stores to present a more in-depth merchandise presentation and allow the Company to better compete in the future. All other portions of the program are expected to be completed as planned.

                          PART II - OTHER INFORMATION




Item 1.           Legal Proceedings

         1) On May 22, 1996, the Staff of the Federal Trade Commission (the "FTC") filed an administrative complaint against the Company alleging that the Company is in violation of Section 5 of the Federal Trade Commission Act for its practices relating to warehouse clubs. The complaint alleges that the Company reached understandings with various suppliers that such suppliers not sell to the clubs the same items that they sell to the Company. The complaint also alleges that the Company "facilitated understandings" among manufacturers that such manufacturers not sell to clubs. The complaint seeks an order that the Company cease and desist from this practice. Since the filing of the FTC complaint, several class action suits have been filed against the Company, alleging that the Company has violated certain state competition laws as a consequence of the behavior alleged in the FTC complaint. These class action suits seek damages in unspecified amounts and other relief under state laws. The Company believes that both its policy and its conduct in connection with the foregoing are within the law and plans to contest the actions vigorously.

         2) On July 12, 1996, an arbitrator rendered an award in favor of Yusuf Ahmed Alghanim & Sons, W.L.L.("Alghanim") and against the Company and awarded Alghanim $46.4 million plus interest from December 1994. This award was rendered in connection with a dispute between Alghanim and the Company involving rights under a 1982 license agreement for toy store operations in the Middle East. Accordingly, the Company has recorded a provision of $55.0 million representing all costs in connection with this matter. The Company believes that the findings of the arbitrator are not supported by the evidence presented in the case and is contesting this award in the courts. The Company believes that this award will not have a material adverse effect on its business or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of the Company's stockholders on June 5, 1996, all of management's nominees for director were elected.

          Management's nominees for director received the following votes:


                                       Number of Shares          Withheld Votes

          Robert A. Bernhard           235,303,316               2,571,663
          RoAnn Costin                 235,299,769               2,575,210
          Michael Goldstein            235,284,244               2,590,735
          Milton S. Gould              235,259,810               2,615,169
          Shirley Strum Kenny          235,318,378               2,556,601
          Charles Lazarus              233,208,855               4,666,124
          Norman S. Matthews           235,256,950               2,618,029
          Howard W. Moore              235,314,830               2,560,149
          Robert C. Nakasone           235,244,539               2,630,440
          Harold M. Wit                235,362,925               2,512,054

          Also approved by the following votes were:

         (i) a proposal to approve the 1995 grant of stock options to Michael Goldstein and Robert C. Nakasone. 177,953,032 shares were voted in favor of, 57,694,806 shares were voted against, and 2,223,391 shares abstained from, such proposal; and

         (ii) a proposal to amend the Company's Non-Employee Directors' Stock Option Plan. 196,052,647 shares were voted in favor of, 40,023,870 shares were voted against, and 1,797,712 shares abstained from, such proposal.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibit 27 - Financial Data Schedule.

                  (b) On July 15, 1996, the Company filed a form 8-K in connection with the Alghanim arbitration award which was announced in a press release the same date.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











         Date:    September 13, 1996              Toys "R" Us, Inc.
                                                  -----------------
                                                  (Registrant)





                                                  s/Louis Lipschitz
                                                  (Signature)
                                                  Louis Lipschitz
                                                  Executive Vice President and
                                                  Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibit files as part of this document:




Exhibit No.              Page No.            Document

27                                           Financial Data Schedule


