Form 10-Q
period 1996-11-02
TOYS R US INC
filed 1996-12-17
CIK 1005414

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 2, 1996

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

 Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X] No [ ]

 274,796,538 shares of the registrant's common stock were outstanding on November 25, 1996.

                                      INDEX


                                                                           PAGE

     PART I - FINANCIAL INFORMATION

          Item 1. Financial Statements

               Condensed Consolidated Balance Sheets.....................     2

               Condensed Consolidated Statements of Earnings.............     3

               Condensed Consolidated Statements of Cash Flows...........     4

               Notes to Condensed Consolidated Financial
               Statements................................................     5

          Item 2. Management's Discussion and Analysis - Results of
          Operations and Financial Condition.............................     7

     PART II - OTHER INFORMATION.........................................     9

     SIGNATURES..........................................................    10



                        TOYS "R" US, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In millions)


                                                                           November 2,     October 28,     February 3,
                                                                               1996           1995            1996
ASSETS

Current Assets:

   Cash and cash equivalents .......................................        $    651.7      $    220.3      $    202.7

   Accounts and other receivables ..................................             152.7           138.0           128.9

   Merchandise inventories .........................................           3,582.2         3,646.4         1,999.5

   Prepaid expenses and other current assets .......................             133.1            78.3            87.8

      Total current assets .........................................           4,519.7         4,083.0         2,418.9

Property and equipment, net and other assets .......................           4,401.8         4,353.5         4,318.6

                                                                            $  8,921.5      $  8,436.5      $  6,737.5



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Short-term borrowings ...........................................        $  1,377.1      $  1,493.5      $    332.8

   Accounts payable ................................................           2,198.5         2,201.7         1,182.0

   Accrued expenses and other current liabilities ..................             428.1           256.6           438.1

   Income taxes payable ............................................             -                23.9           139.9

      Total current liabilities ....................................           4,003.7         3,975.7         2,092.8

Long-term debt .....................................................           1,028.3           782.2           826.8

Deferred income taxes ..............................................             245.7           235.1           228.7

Other liabilities ..................................................             146.7            82.3           156.9

Stockholders' equity ...............................................           3,497.1         3,361.2         3,432.3

                                                                            $  8,921.5      $  8,436.5      $  6,737.5


           See notes to condensed consolidated financial statements.





                       TOYS "R" US, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                       (In millions except per share data)



                                                                       13 Weeks Ended                     39 Weeks Ended
                                                               November 2,       October 28,       November 2,       October 28,
                                                                   1996              1995              1996              1995



Net sales ..................................................   $   1,883.0       $   1,714.5       $   5,264.9       $   4,821.7

Costs and expenses:

   Cost of sales ...........................................       1,280.4           1,168.5           3,582.1           3,290.3

   Selling, advertising, general &
   administrative ..........................................         474.1             436.1           1,341.4           1,237.2

   Other charges ...........................................          --                --                55.0              --

   Depreciation and amortization ...........................          51.4              50.7             149.3             140.4

   Interest expense - net ..................................          24.2              26.1              66.4              66.3

                                                                   1,830.1           1,681.4           5,194.2           4,734.2


Earnings before taxes on income ............................          52.9              33.1              70.7              87.5

Taxes on income ............................................          19.6              12.3              26.2              32.4

Net earnings ...............................................   $      33.3       $      20.8       $      44.5       $      55.1



Earnings per share .........................................   $       .12       $       .08       $       .16       $       .20


Common and common equivalent
   shares ..................................................         278.7             275.2             277.0             277.8




            See notes to condensed consolidated financial statements.






                       TOYS "R" US, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                  (In millions)


                                                                                                39 Weeks Ended
                                                                                        November 2,       October 28,
                                                                                           1996               1995

Cash flows from operating activities:
Net earnings ...................................................................        $     44.5         $     55.1
Adjustments to reconcile net earnings to net cash  used in operating activities:
      Depreciation and amortization ............................................             149.3              140.4
      Deferred income taxes ....................................................               9.0               (6.6)
      Changes in operating assets and liabilities:
         Merchandise inventories ...............................................          (1,581.3           (1,638.9)
         Prepaid expenses and other operating assets ...........................             (78.5)             (43.3)
         Accounts payable and other operating liabilities ......................             847.3              540.0
            Net cash used in operating activities ..............................            (609.7)            (953.3)

Cash flows from investing activities:
Capital expenditures, net ......................................................            (315.4)            (387.7)

Cash flow from financing activities:
Short-term borrowing, net ......................................................           1,047.6            1,370.8
Long-term borrowings ...........................................................             325.4               --
Exercise of stock options ......................................................              24.8               14.5
Long-term debt repayment .......................................................             (27.2)              (2.8)
Share repurchase program .......................................................              --               (200.2)
      Net cash provided by financing activities ................................           1,370.6            1,182.3


Effect of exchange rate changes on cash and cash equivalents ...................               3.5                9.2

Cash and cash equivalents:
Increase/(decrease) during period ..............................................             449.0             (149.5)
Beginning of period ............................................................             202.7              369.8
End of period ..................................................................        $    651.7         $    220.3


Supplemental disclosures of cash flow information:

Income taxes paid ..............................................................        $    170.6         $    204.6

Interest paid (net of amounts capitalized) .....................................        $     79.5         $     86.0



    See notes to condensed consolidated financial statements.


                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      Interim Reporting

        The interim financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist primarily of normal recurring accruals) have been made and present fairly the consolidated operating results for the unaudited periods. Because of the seasonal nature of the Company's business, results for interim periods are not indicative of results to be expected for the fiscal year.

2.      Earnings Per Share

        Earnings per share for the thirteen and thirty-nine weeks ended November 2, 1996 and October 28, 1995 are computed by dividing net earnings by the weighted average number of common shares outstanding, after reduction for treasury shares and assuming exercise of dilutive stock options computed by the treasury stock method using the average market price during the period.

3.      Reclassification

        Certain amounts in the October 28, 1995 Condensed Consolidated Balance Sheet have been reclassified to conform with the November 2, 1996 presentation.

4.      Long-term debt

        On November 1, 1996, the Company entered into a (pound)200 million British Pound Sterling ($325 million at November 2, 1996) financing transaction that matures on November 1, 2001 and carries a fixed interest rate of 5.61%. The Company has entered into a foreign currency and an interest rate swap to effectively hedge the currency risk and to transform the fixed rate into a floating U.S. dollar rate. The financing is supported by a (pound)200 million bank letter of credit facility to enhance the overall economics of the transaction.

5.      Other Charges

        On July 12, 1996, an arbitrator rendered an award in favor of Yusuf Ahmed Alghanim & Sons, W.L.L. ("Alghanim") and against the Company and awarded Alghanim $46.4 million plus interest from December 1994. This award was rendered in connection with a dispute between Alghanim and the Company involving rights under a 1982 license agreement for toy store operations in the Middle East. Accordingly, the Company recorded a provision of $55 million in the second quarter of 1996, representing all costs in connection with this matter. In September 1996, the Company filed a motion to vacate the arbitration award in the United States District Court for the Southern District of New York. That motion was denied on December 13, 1996 and the arbitration award was confirmed.
        The Company is planning to appeal the District Court's decision to the United States Court of Appeals for the Second Circuit.

5.      Contingencies

        See Part II - Item I - Legal Proceedings, Paragraph 1


6.      Merger Agreement

        On October 1, 1996, the Company executed a definitive Merger Agreement to acquire Baby Superstore, Inc. in a tax-free exchange of common stock valued at approximately $376 million based upon the closing price of the Company's Common Stock on that date. The Company will utilize the purchase method of accounting to report this transaction which is expected to close on or about January 31, 1997, pending approval by Baby Superstore shareholders.

          MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

Results of Operations

Comparable USA toy store sales increased by approximately 4% and 6% for the thirteen and thirty-nine week periods ended November 2, 1996, as compared with the same periods in 1995. The increases were primarily driven by strong sales of basic toy products such as dolls, action figures and the resurgence of the video hardware business with the release of Nintendo 64. International toy stores and Kids "R" Us children's clothing stores also experienced an increase in comparable store sales during the same periods. Total sales increased by approximately $169 million or 10% and $443 million or 9% for the thirteen and thirty-nine week periods ended November 2, 1996, respectively, as compared with the same periods in 1995, primarily due to sales from new toy and children's clothing stores and an overall increase in comparable store sales. Excluding the impact of foreign currency, total sales increased 11% in the third quarter of 1996, as compared with the third quarter of 1995.

Cost of sales, as a percentage of sales, decreased by approximately 0.2% for both the thirteen and thirty-nine week periods ended November 2, 1996, respectively, as compared with the same periods in 1995, primarily due to a favorable shift in the sales mix.

Selling, advertising, general and administrative expenses as a percentage of sales decreased by approximately 0.2% for both the thirteen and thirty-nine week periods ended August 3, 1996, respectively, as compared with the same periods in 1995, primarily as a result of leveraging the sales increase.

The arbitration award of $55 million had a material effect on the results of operations for the thirty-nine week period ended November 2, 1996. The award reduced earnings per share by $.13 for such period. Excluding the impact of the award, earnings per share for the thirty-nine week period ended November 2, 1996 would have been $.29 per share.

Net interest expense decreased by approximately $2 million for the thirteen week period ended November 2, 1996, as compared with the same period in 1995, due to lower average short-term borrowings.

The effective tax rate remained constant at 37% for all periods presented.

Since February 3, 1996, foreign currency exchange rates have experienced fluctuations; however, the impact on net earnings was not significant.

          MANAGEMENT'S DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (Continued)

Financial Condition

The Company has opened 13 of its completely redesigned "Concept 2000" toy stores in the United States this year, 3 of which are retrofits of existing toy stores. Including the "Concept 2000" format, the Company has opened 30 new toy stores and closed 2 stores in the United States this year. Internationally, the Company has added 60 toy stores, including 27 franchise stores and closed 1 store this year. The Company opened its first 6 Babies "R" Us stores in 1996. The Company's new KidsWorld superstore design, combining all of the "R" Us concepts under one roof, was unveiled in 2 locations in 1996, one of which is a retrofit of a side by side Toys "R" Us and Kids "R" Us location. Finally, the Company has opened 7 new and closed 7 existing Kids "R" Us stores in the United States this year.

Short-term borrowings, net of investments decreased by approximately $548 million at November 2, 1996, as compared with October 28, 1995 and the current ratio has improved to 1.13 to 1 at November 2, 1996, as compared with 1.03 to 1 at October 28, 1995 due in part to the closing of a medium-term $325 million financing deal at the end of the third quarter of 1996.

Annual capital expenditures for new and existing facilities are estimated to be approximately $500 million for 1996. Cash requirements for operations, capital expenditures, lease commitments and the share repurchase program will be met primarily through operating activities, borrowings under the $1 billion revolving credit facility, the medium-term financing referred to above, issuance of short-term commercial paper and bank borrowings by foreign subsidiaries.

The strategic inventory repositioning initiative portion of the Company's worldwide restructuring Program is substantially complete. This portion of the program streamlined the number of different product items carried in the Company's toy stores to present a more in-depth merchandise presentation and allow the Company to better compete in the future. The Company believes that all remaining reserves associated with the worldwide restructuring program are sufficient to complete the program as planned.

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

               1) On May 22, 1996, the Staff of the Federal Trade Commission (the "FTC") filed an administrative complaint against the Company alleging that the Company is in violation of Section 5 of the Federal Trade Commission Act for its practices relating to warehouse clubs. The complaint alleges that the Company reached understandings with various suppliers that such suppliers not sell to the clubs the same items that they sell to the Company. The complaint also alleges that the Company "facilitated understandings" among the manufacturers that such manufacturers not sell to clubs. The complaint seeks an order that the Company cease and desist from this practice. Since the filing of the FTC complaint, several class action suits have been filed against the Company, alleging that the Company has violated certain state competition laws as a consequence of the behavior alleged in the FTC complaint. These class action suits seek damages in unspecified amounts and other relief under state law. The Company believes that both its policy and its conduct in connection with the foregoing are within the law and plans to contest the action vigorously. The Company also believes that these actions will not have a material adverse effect on its business or financial condition.

        2) On July 12, 1996, an arbitrator rendered an award in favor of Yusuf Ahmed Alghanim & Sons, W.L.L. ("Alghanim") and against the Company and awarded Alghanim $46.4 million plus interest from December 1994. This award was rendered in connection with a dispute between Alghanim and the Company involving rights under a 1982 license agreement for toy store operations in the Middle East. Accordingly, the Company has recorded a provision of $55 million representing all costs in connection with this matter. In September 1996, the Company filed a motion to vacate the arbitration award in the United States District Court for the Southern District of New York. That motion was denied on December 13, 1996 and a the arbitration award was confirmed.
               The Company believes that this award will not have a material adverse effect on its business or financial condition.

Item 6.        Exhibits and Reports on Form 8-K

               (a) Exhibit 2 - Agreement and Plan of Merger among
                   Toys "R" Us, Inc., Baby Superstore, Inc., and
                   Jack P. Tate dated October 1, 1996.

                   Exhibit 27 - Financial Data Schedule.

               (b) On October 2, 1996, the Company filed a Form
                   8-K in connection with the signing of an Agreement and Plan of Merger with Baby Superstore, Inc.

                                            SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











        Date:  December 17, 1996                  Toys "R" Us, Inc.
                                                  -----------------
                                                  (Registrant)





                                                  s/Louis Lipschitz
                                                  -----------------
                                                  (Signature)
                                                  Louis Lipschitz
                                                  Executive Vice President and
                                                  Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibit files as part of this document:




Exhibit No.             Page No.             Document

2                                            Agreement and Plan of Merger
                                             Among Toys "R" Us, Inc., and
                                             Baby Superstore, Inc. and
                                             Jack P. Tate

27                                           Financial Data Schedule

