Form 10-K405
period 1997-02-01
TOYS R US INC
filed 1997-04-25
CIK 1005414

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K

                                    ---------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 1, 1997

                                    ---------

                Commission file number 1-11609 TOYS "R" US, INC.
                 Incorporated pursuant to the Laws of Delaware

        Internal Revenue Service - Employer Identification No. 22-3260693
                    461 From Road, Paramus, New Jersey 07652
                                 (201) 262-7800
           Securities Registered Pursuant to Section 12(b) of the Act:
       Title of each class           Name of each exchange on which registered
       -------------------           -----------------------------------------
       Common Stock, $.10 par value            New York Stock Exchange

      Registrant has filed all reports to be filed by Section 13 or 15(d) of the Securities Exhange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

      Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

      At April 14, 1997, the aggregate market value of voting stock held by non-affiliates was $7,965,141,513 based on the 285,744,987 shares of Common Stock which were outstanding at that date.

                     DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended February 1,1997 are incorporated by reference into Parts I and II of this Form 10-K.

      Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 1997, are incorporated by reference into
      Part III of this Form 10-K.

                                    INDEX

                                                                           PAGE

PART I.

Item 1.        Business..................................................    2
Item 2.        Properties................................................    5
Item 3.        Legal Proceedings.........................................    6
Item 4.        Submission of Matters to a Vote of Security Holders.......    7

PART II.

Item 5.        Market for the Registrant's Common Stock
                    and Related Stockholder Matters......................    9
Item 6.        Selected Financial Data...................................    9
Item 7.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........    9
Item 8.        Financial Statements and Supplementary Data...............    9
Item 9.        Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure...............    10


PART III.

Item 10.       Directors and Executive Officers of the Registrant........    10
Item 11.       Executive Compensation....................................    10
Item 12.       Security Ownership of Certain Beneficial
                    Owners and Management................................    11
Item 13.       Certain Relationships and Related Transactions............    11

PART IV.

Item 14.       Exhibits, Financial Statements, Schedules and Reports
                    on Form 8-K..........................................    11

                                     PART I

ITEM 1.   BUSINESS

Toys "R" Us, Inc. and its subsidiaries (the "Company") is the world's premier retailer of children's products, bringing toys, apparel and baby needs to children and their parents. As of April 14, 1997, the Company was engaged in the operation of 1,373 children's specialty retail stores consisting of 976 United States locations comprised of 680 toy stores under the name "Toys "R" Us", 212 children's clothing stores under the name "Kids "R" Us," 82 infant-toddler stores under the name "Babies "R" Us", and two superstores combining all of the "R" Us" formats mentioned above under the name "Toys "R" Us KidsWorld". Internationally, the Company operates 397 toy stores, including franchise stores, under the name "Toys "R" Us." The Company is incorporated in the state of Delaware.

(a)  General Development of the Business

     Merger with Baby Superstore

     On February 3, 1997 the Company acquired Baby Superstore, Inc. ("Baby Superstore") in a tax-free exchange of common stock valued at approximately $376 million. The Baby Superstore acquisition has been accounted for as a purchase for financial reporting purposes as of February 1, 1997. For a further discussion of Baby Superstore, see "Item 1. Business-Narrative Description of the Business - Babies "R" Us."

     Worldwide Restructuring

     The Company has substantially completed its 1995 restructuring program, including the strategic inventory repositioning portion, which streamlined the Company's merchandise assortment by eliminating the number of items carried in its toy stores by more than 20%. By eliminating certain product, the Company is able to display a more-in-depth merchandise presentation, further enhancing the Company's selection advantage. The Company also closed 3 toy stores and 7 Kids "R" Us stores in the United States and franchised all 9 Toys "R" Us stores in the Netherlands, pending certain regulatory approvals. In addition, the Company consolidated 3 distribution centers and various administrative facilities in the United States and Europe. Remaining portions of the restructuring program are expected to be completed in 1997, except for long-term lease commitments, which will be completed throughout 1997 and thereafter.

(b)  Financial Information About Geographic Segments

     Information about geographic segments, as set forth in the notes to the Consolidated Financial Statements on page 22 of the Company's 1996 Annual Report, is incorporated herein by reference.

(c)  Narrative Description of the Business

     See the section "Store Locations" on page 2 of the Company's 1996 Annual Report, which section is incorporated herein by reference.

     Toys "R" Us - United States

     Toys "R" Us-United States ("Toys "R" Us") operates in 49 states and Puerto Rico and sells both children's and adult's toys, games, bicycles, sporting goods, electronic and video games, small pools, books, infant and juvenile furniture and similar items as well as educational and entertainment computer software for children. The overall merchandising philosophy of Toys "R" Us is the development of strong consumer recognition and acceptance of its name by the use of mass media advertising that promotes its broad selection and everyday low prices.
     Toys "R" Us believes the flexibility afforded by its warehouse/distribution system and by ownership of its own fleet of trucks provides maximum efficiency and capacity, particularly in light of the seasonality of its business. Toys "R" Us utilizes a computerized inventory system which allows management to constantly monitor the current activity and inventory in each region and in each store. This system permits management to allocate the proper amount of merchandise to each store and keep the stores adequately stocked at all times. Furthermore, in 1996, an improved replenishment system was installed in approximately one-third of the United States toy stores. This system pinpoints the exact location of merchandise throughout the store. Additional United States toy stores will install this system in 1997.
     Most Toys "R" Us stores conform to a 46,000 square feet prototype design, with 30,000 and 20,000 square feet stores opened in smaller markets, and are generally freestanding units or located in strip malls. Toys "R" Us introduced 13 of its new "Concept 2000" design stores in 1996, 10 of which were new stores. These stores feature a spacious 14 foot center aisle and a 10 foot wide racetrack oval aisle. The center of these stores feature low merchandise displays and life-size icons that identify product categories. All new Toys "R" Us stores will feature the "Concept 2000" design.
     Including the Concept 2000 stores mentioned above, Toys "R" Us opened 30 new toy stores in 1996. The Company will continue its long range growth plan by opening approximately 25 new toy stores in the United States in 1997. The
Company utilizes demographic data to determine which markets to enter. In addition, Toys "R" Us will accelerate the roll-out of the "Concept 2000" format by remodeling approximately 57 existing toy stores in 1997.
     Toys "R" Us launched its new superstore concept with the opening of 2 KidsWorld stores in 1996. These superstores include "Toys "R" Us", "Babies "R" Us" and "Kids "R" Us" store concepts under one roof. KidsWorld stores encompass approximately 90,000 square feet with 30 foot ceiling heights and each has a huge skylight over the center of the store. These stores also include licensed operations for a national quick service food chain, candy store, haircutting center, photo studio and shoe department. KidsWorld offers customers a very broad selection of toys, clothing and infant needs at our traditional everyday low prices.

Toys "R" Us - International

     Toys "R" Us-International ("International") operates or franchises toy stores in 26 countries outside the United States. These stores generally conform to prototypical designs similar to those used by Toys "R" Us. International owns and maintains its own fleet of tractors and trailors in most of the countries in which International operates stores. International also employs computerized inventory systems similar to those utilized by Toys "R" Us. As part of the Company's long range growth plans, International added 59 toy stores, including 27 franchise stores in 1996. The Company plans to continue its International expansion with approximately 40 new toy stores in 1997, including approximately 15 franchise stores.

Kids "R" Us

     Kids "R" Us children's clothing stores feature brand name and private label first quality children's clothing. The stores conform to prototypical designs consisting of approximately 15,500 to 21,500 square feet and are typically freestanding units or located in strip centers. Using demographic data to determine which markets to enter, Kids "R" Us opened 7 children's clothing stores in 1996 and plans on opening approximately 5 stores in 1997.

Babies "R" Us

     The Company opened its first 6 Babies "R" Us stores in 1996. These stores target the newborn to preschool market in a 38,000 square foot prototype that offers over 40 room settings of juvenile furniture such as cribs and dressers as well as playards, bumper seats, high chairs, strollers, car seats and infant toddler and preschool toys. These stores carry over 5,000 square feet of specialty name brand and private label clothing and a wide range of feeding supplies, health and beauty aides and infant care products. In addition, a computerized baby registry service is offered. Babies "R" Us is designed with low profile merchandise displays in the centers of the stores providing a sweeping view of the entire merchandise selection.
     The Company accelerated the growth of the Babies "R" Us division with the acquisition of Baby Superstore on February 3, 1997. Baby Superstore was a leading large format retailer of baby and young children's products in the United States with 76 stores in 23 states, primarily in the southeast and midwest. Products sold by Baby Superstore were directed towards newborns and children up to three years old. The Company plans to convert and operate substantially all of the existing Baby Superstore stores as Babies "R" Us format stores. The Company plans on opening approximately 20 new Babies "R" Us stores in 1997.

(d)  Trademarks

     The "TOYS "R" US", "KIDS "R" US" and "BABIES "R" US", as well as various of the Company's family of "R" Us" marks either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. The Company believes that its rights to these properties are adequately protected.

(e)  Seasonality

     Retail sales of toy and toy related products are highly seasonal, with a majority of retail sales occurring during the period from September through December. Consequently, a large portion of the Company's sales and earnings occur during the fourth quarter.
     See the quarterly financial data contained on page 26 of the Company's 1996 Annual Report, which section is incorporated herein by reference.

(f)  Working Capital

     For a discussion of the Company's working capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 and 13 of the Company's 1996 Annual Report, which section is incorporated herein by reference.

(g)  Competition

     All aspects of the retailing industry are highly competitive. All of the merchandise sold by the Company, in markets in which the Company operates, is available from various retailers at competitive prices. The Company's competitors consist of other specialty retailers of toy and children's related products, department stores and discount and supercenter type retail stores.

(h)  Employees

     At February 1, 1997, the total number of persons employed by the Company was 63,000. The number of persons employed by the Company increased to 107,000 during the 1996 Holiday Season.

ITEM 2. PROPERTIES - All information related to properties is as of April 14, 1997.

     Toys "R" Us - United States

     A significant portion of the properties operated by Toys "R" Us are owned. Toys "R" us either purchases or leases properties depending on the economic terms available. Toys "R" Us generally has long-term leases with multiple renewal options where properties are leased.
     Toys "R" Us operates 680 toy stores, 426 of which are owned and 254 are leased. Toys "R" Us also operates 2 KidsWorld stores, 1 of which is owned and 1 is leased. Toys "R" Us operates 17 distribution centers, 13 of which are owned and 4 are leased. These distribution centers average approximately 443,000 square feet each in size and are strategically located throughout the United States to efficiently service these stores.
     The Company also leases corporate offices in Paramus and Rochelle Park, New Jersey and owns a data center in Parsippany, New Jersey.

     Kids "R" Us

     Kids "R" Us operates 212 children's clothing stores, 98 of which are owned and 114 are leased. Kids "R" Us owns and operates three distribution centers, which average approximately 307,000 square feet each in size.

     Toys "R" Us - International

     International operates 340 stores, excluding 13 joint ventures and 44 franchised stores, 104 of which are owned and 236 are leased. International also operates 10 distribution centers, 5 of which are owned and 5 are leased.

      Babies "R" Us

     Babies "R" Us operates 82 juvenile retail stores (76 stores were acquired in the merger with Baby Superstores on February 3, 1997), 1 of which is owned and 81 are leased. Babies "R" Us stores are serviced by 1 owned distribution center, as well as existing Toys "R" Us and Kids "R" Us distribution centers discussed above.

     See the Note, "Leases," in the Company's Notes to Consolidated Financial Statements included on page 20 of the Company's 1996 Annual Report, which note is incorporated herein by reference. Also see the section "Store Locations" on page 2 of the Company's 1996 Annual Report, which section is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

     On July 12, 1996, an arbitrator rendered an award in favor of Yusuf Ahmed Alghanim & Sons, W.L.L. ("Alghanim") and against the Company and awarded Alghanim $46.4 million plus interest from December 1994. This award was rendered in connection with a dispute between Alghanim and the Company involving rights under a 1982 license agreement for toy store operations in the Middle East. Accordingly, the Company has recorded a provision of $59.5 million representing all expected costs in connection with this matter. The Company believes that the findings of the arbitrator are not supported by the evidence presented in the case and is contesting this award in the courts. In September 1996, The Company filed a motion to vacate the arbitration award in the United States District Court. That motion was denied on December 13, 1996 and the arbitration award was confirmed. The Company has filed an appeal with the United States Court of Appeals for the Second Circuit.
     On May 22, 1996, the Staff of the Federal Trade Commission (the "FTC") filed an administrative complaint against the Company alleging that the Company is in violation of Section 5 of the Federal Trade Commission Act for its practices relating to warehouse clubs. The complaint alleges that the Company reached understandings with various suppliers that such suppliers not sell to the clubs the same items that they sell to the Company. The complaint also alleges that the Company "facilitated understandings" among the manufacturers that such manufacturers not sell to clubs. The complaint seeks an order that the Company cease and desist from this practice. Hearings on this complaint commenced on March 5, 1997.

     Since the filing of the FTC complaint, several class action suits have been filed against the Company, alleging that the Company has violated certain state competition laws as a consequence of the behavior alleged in the FTC complaint. These class action suits seek damages in unspecified amounts and other relief under state law. The Company believes that both its policy and its conduct in connection with the foregoing are within the law and plans to contest the action vigorously.
     The Company also is named as a defendant in legal proceedings in the ordinary course of its business. The Company believes that none of these other legal proceedings are material to its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Executive Officers of the Company

     (a) The following persons are the executive officers of the Company as of April 14, 1997, having been elected to their respective offices by the Board of Directors of the Company to serve until the election and qualification of their respective successors:



          Name               Age               Position with the Company
          ----               ---               -------------------------

Michael Goldstein            55         Vice Chairman of the Board and Chief
                                        Executive Officer


Robert C. Nakasone           49         President and Chief Operating Officer


Louis Lipschitz              52         Executive Vice President and Chief
                                        Financial Officer


Michael J. Madden            48         Executive Vice President - President
                                        of U.S. Toy Store Operations Division


Richard L. Markee            44         Executive Vice President - President
                                        of Kids "R" Us and Babies "R" Us
                                        Divisions


Gregory R. Staley            49         Executive Vice President - President
                                        of Toys "R" Us International Division


Roger C. Gaston              41         Senior Vice President - Human Resources


Robert J. Weinberg           48         Senior Vice President - General
                                        Merchandise Manager of U.S. Toy
                                        Store Division


Joseph J. Lombardi           35         Vice President - Controller

     (b) The following is a brief account of the business experience during the past five years for each of the executive officers of the Company:

     Mr. Goldstein has been employed by the Company for more than five years. Effective February 1994, he became Vice Chairman of the Board and Chief
Executive Officer. From February 1993 to January 1994, he was Vice Chairman of the Board and Chief Administrative Officer. From prior to 1992 to January 1993, he was Vice Chairman of the Board and Chief Financial and Administrative Officer.

     Mr. Nakasone has been employed by the Company for more than five years. Effective February 1994, he became President and Chief Operating Officer. From prior to 1992 to January 1994, he was Vice Chairman of the Board and President of Worldwide Toy Stores.

     Mr. Lipschitz has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President and Chief Financial Officer. From February 1993 to January 1996, he was Senior Vice President - Finance and Chief Financial Officer. From prior to 1992 to January 1993, he was Vice President - Finance and Treasurer.

     Mr. Madden has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President of the Company and President of U.S. Toy Store Operations Division. From March 1995 to January 1996, he was Group Vice President of Store Operations - U.S. Toy Store Division. From February 1993 to February 1995, he was Senior Vice President, Regional Operations and Distribution - U.S. Toy Store Division. From prior to 1992 to January 1993, he was Vice President, Physical Distribution - U.S. Toy Store Division.

     Mr. Markee has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President of the Company and has served as President of Kids "R" Us Division since March 1993 and Babies "R" Us Division since its inception in September 1995. From prior to 1992 to February 1993, he was Vice President - General Merchandise Manager for Kids "R" Us Division.

     Mr. Staley has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President of the Company and has served as President of Toys "R" Us International Division since August 1995. From prior to 1992 to July 1995, he was Senior Vice President General Merchandise Manager for Toys "R" Us International Division.

     Mr. Gaston has been employed by the Company since December, 1996 as Senior Vice President - Human Resources. From September 1993 to November 1996, he was Executive Vice President - Human Resources of Carson, Pirie, Scott and Company. From prior to 1992 to August 1993, he was Group Vice President - Human Resources and Administration of Finest Supermarkets-AHOLD, USA.

     Mr. Weinberg has been employed by the Company for more than five years. Effective January 1997, he became Senior Vice President, General Merchandise Manager - U.S. Toy Store Division. From prior to 1992 to December 1996, he was Senior Vice President, Divisional Merchandise Manager - U.S. Toy Store Divison.

     Mr. Lombardi has been employed by the Company since August 1995 as Vice President - Controller. From October 1994 to July 1995, he was a Partner with Ernst & Young LLP, a public accounting firm, and was a Senior Manager with Ernst & Young LLP, since prior to 1992 to September 1994.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
     STOCKHOLDER MATTERS

     Market prices and other information with respect to the Company's common stock are hereby incorporated by reference to page 26 of the Company's 1996 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data are hereby incorporated by reference to page 3 of the Company's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is hereby incorporated by reference to pages 12 and 13 of the Company's 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and supplementary data are hereby incorporated by reference to pages 14 to 23 of the Company's 1996 Annual Report.

(a)  Consolidated Balance Sheets as of February 1, 1997 and February 3, 1996

(b) Consolidated Statements of Earnings for each of the three years in the period ended February 1, 1997

(c) Consolidated Statements of Cash Flows for each of the three years in the period ended February 1, 1997

(d) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended February 1, 1997

(e)  Notes to Consolidated Financial Statements; and

(f)  Report of Ernst & Young LLP.

     Individual financial statements of the registrant's subsidiaries are not furnished because consolidated financial statements are furnished. The registrant is primarily a holding company, the expenses and obligations of which are paid by its consolidated subsidiaries through a fee based on expenses incurred for its consideration for management services provided to such subsidiaries by the registrant. All subsidiaries of the registrant are at least 80% owned.
     Financial statements of 50%-owned joint ventures are not submitted because such companies, considered in the aggregate, are not considered a significant subsidiary as defined in Regulation S-X.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the directors of the Company is hereby incorporated herein by reference to the section, "Election of Directors", in the Company's 1996 Proxy Statement.

     Information with respect to the executive officers of the Company is set forth in Item 4 of Part I of this report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is hereby incorporated herein by reference to the sections, "Election of Directors Compensation of Directors", "- Executive Compensation", "- Summary Compensation Table", "- Option Grants in Last Fiscal Year" and "- Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", in the Company's 1996 Proxy Statement. The sections, "- Report of the Management Compensation and Stock Option Committee on Executive Compensation" and "- Five-Year Stockholder Return Comparison", in the Company's 1996 Proxy Statement are not incorporated by reference herein. Such sections are furnished solely for information and shall not be deemed to be soliciting material or to be "filed" as a part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the sections, "Principal Stockholders" and `Election of Directors", in the Company's 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is hereby incorporated herein by reference to the section, "Election of Directors - Certain Transactions", in the Company's 1996 Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON  FORM 8-K

(a)  Financial Statements

     (1) The response to this portion of Item 14 is set forth in Item 8 of Part II of this report on Form 10-K.

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

(b)  Reports on Form 8-K

     On January 7, 1997, the Company filed a Form 8-K in connection with the Company's announcement reporting sales for its 1996 Holiday Selling Season.

     On February 3, 1997, the Company filed a Form 8-K in connection with the announced completion of the Company's acquisition of Baby Superstore, Inc.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TOYS "R" US, INC.
                                  (Registrant)
                                  By Louis Lipschitz, Executive Vice President and Chief Financial Officer

 Date: April 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of April, 1997.

      Signature                                       Title
      ---------                                       -----
Charles Lazarus                Chairman of the Board

Michael Goldstein              Director, Vice Chairman of the Board and Chief
                               Executive
                               Officer (Principal Executive Officer)

Louis Lipschitz                Executive Vice President and Chief Financial
                               Officer
                               (Principal Financial Officer)

Joseph J. Lombardi             Vice President - Controller (Principal Accounting
                               Officer)

Robert A. Bernhard             Director

RoAnn Costin                   Director

Milton S. Gould                Director

Shirley Strum Kenney           Director

Norman S. Matthews             Director

Howard W. Moore                Director

Robert C. Nakasone             Director

Harold M. Wit                  Director

The foregoing constitute all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this Report:

Exhibit No.                                 Document
-----------                                 --------


2A Agreement and Plan of Merger, dated as of December 8, 1995, by and among registrant, Toys "R" Us - Delaware, Inc. (f/k/a Toys "R" Us, Inc.) and TRU Interim, Inc. Incorporated herein by reference to Exhibit 2.1 to registrant's Registration of Securities of Certain Successor Issuers on Form 8-B dated January 3, 1996 (the "Form 8-B").

2B Agreement and Plan of Merger, dated as of October 1, 1996, and as amended and restated as of December 26, 1996, among registrant, BSST Acquisition Corp., Baby Superstore, Inc. and Jack P. Tate. Incorporated by reference to Annex A to the Proxy Statement/Prospectus Statement No. 333-18863.

3A Restated Certificate of Incorporation of registrant (filed on January 2, 1996). Incorporated herein by reference to Exhibit
                 3.1 to the Form 8-B.

3B               Amended and Restated  By-Laws of  registrant  (as of January 1,
                 1996). Incorporated herein by reference to Exhibit 3.2 to the Form 8-B. An amendment dated March 11, 1997 to Amended and Restated By-Laws is filed herewith.

4           i)   Form  of  Indenture   dated  as  of  January  1,  1987  between
                 registrant and United Jersey Bank, as Trustee, pursuant to which securities in one or more series in an unlimited amount may beissued by registrant. Incorporated herein by reference to Exhibit 4(a) to Registration Statement No. 33-11461.

            ii) Form of the registrant's 8 1/4% Sinking Fund Debentures due 2017. Incorporated herein by reference to Exhibit 4(a) to Registration Statement No. 33-11461.

            iii) Form of Indenture between registrant and United Jersey Bank, as
                 Trustee, pursuant to which one or more series of debt securities up to $300,000,000 in principal amount may be issued to registrant. Incorporated herein by reference to Exhibit 4 to registrant's Registration Statement No. 33-42237.

            iv) Form of registrant's 8 3/4% Debentures due 2021. Incorporated herein by reference to Exhibit 4 to registrant's Report on Form 8-K dated August 29, 1991.

Exhibit No.                                 Document
-----------                                 --------

4            v)  Substantially  all  other long-term  debt  of registrant (which other debt does  not exceed  on an  aggregate  basis 10% of the total  assets  of the  registrant  and its  subsidiaries  on  a consolidated basis) is evidenced  by, among  other  things, (i)
                 industrial  revenue  bonds  issued  by  industrial  development
                 authorities  and  guaranteed  by   registrant,  (ii)  mortgages
                 held  by  third  parties  on  real  estate owned by registrant,
                 (iii) stepped  coupon  guaranteed  bonds  held by a third party and  guaranteed  by  registrant  and  (iv) an  agreement  under
                 which  registrant  guaranteed  certain  yen-denominated   loans
                 made by a third party subsidiary of registrant. Registrant will file with the Securities and Exchange Commission (the
                 "Commission") copies of constituent documents relating to such upon request of the Commission.

10A* Stock Option Plan of the registrant, as amended as of April 22, 1993. Incorporated herein by reference to Exhibit 10A to registrant's Annual Report on Form 10-K for the year ended January 30, 1993.

10B* Employment Agreement dated March 14, 1978 between registrant and Charles Lazarus and an amendment thereto dated November 20, 1979 (incorporated herein by reference to Exhibit 2 in
                 Schedule 13D dated February 1, 1980 filed by Charles Lazarus, et al). An amendment dated March 23, 1982 to such employment agreement (incorporated herein by reference to
                 Exhibit 10B to registrant's Annual Report on Form 10-K for the year ended January 31, 1982, Commission File Number
                 1-1117). An amendment dated December 7, 1982 to such employment agreement (incorporated herein by reference to
                 Exhibit  10B  to  registrant's  Annual  Report on Form 10-K for the  year  ended  January  30,  1983,  Commission  File  Number
                 1-1117). An amendment dated April 10, 1984 to such employment agreement (incorporated herein by reference to Exhibit 10B to registrant's Annual Report on Form 10-K for the year ended January 29, 1989, Commission File Number 1-1117).


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

Exhibit No.                                  Document
-----------                                  --------

10C* Form of Indemnification Agreement between registrant and each director. Incorporated herein by reference to Exhibit 10F to registrant's Annual Report on Form 10-K for the year ended February 1, 1987, Commission File Number 1-1117.

10D* Stock Option Agreement dated as of February 1, 1988 between registrant and Robert Nakasone. Incorporated herein by reference to Exhibit 10G to registrant's Annual
                 Report on Form 10-K for the year ended January 31, 1988, Commission File Number 1-117. The first amendment dated as of April 1, 1989 to such agreement (incorporated herein by reference to Exhibit 10G to registrant's Annual Report on Form 10-K for the year ended January 29, 1989, Commission File Number 1-1117). The second amendment dated as of September 19, 1989 to such agreement (incorporated herein by reference to Exhibit 10G to registrant's Annual
                 Report on Form 10-K for the year ended January 28, 1990, Commission File Number 1-1117).

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


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

Exhibit No.                                  Document
-----------                                  --------

10F* Stock Option Plan and Agreement dated as of March 14, 1989 between registrant and Charles Lazarus, and a First Amendment thereto dated as of September 19, 1989. Incorporated by reference to Exhibit 10I to registrant's Annual Report on Form 10-K for the year ended January 28, 1990, Commission File Number 1-1117.

10G* Non-Employee Directors' Stock Option Plan as adopted by the Board of Directors on September 19, 1990 and approved by the registrant's stockholders on June 3, 1991, and amended and restated as of December 6, 1995. Incorporated herein by reference to Exhibit 10A to registrant's Proxy Statement for the year ended February 3, 1996.

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

10K* Toys "R" Us, Inc. Management Incentive Compensation Plan adopted March 28, 1994 (incorporated herein by reference to Exhibit 10L to registrant's Annual Report on Form 10-K for the year ended January 29, 1994). The first amendment to such plan adopted on April 20, 1995 (incorporated herein by reference to Exhibit 10.11 to the Form 8-B).


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

Exhibit No.                                  Document
-----------                                  --------

10L* Toys "R" Us, Inc. Partnership Group Deferred Compensation Plan effective as of May 17, 1995. Incorporated herein by reference to Exhibit 10.13 to the Form 8-B.

10M* Toys "R" Us, Inc. Grantor Trust Agreement dated as of October 1, 1995 between registrant and American Express Trust Company. Incorporated herein by reference to Exhibit 10.14 to the Form 8-B.

10N* Toys "R" Us, Inc. Supplemental Executive Retirement Plan, effective as of December 6, 1995. Incorporated by reference to
                 Exhibit 10N to registrant's Annual Report on Form 10-K for the year ended February 3, 1996.

10O Shareholders Agreement, dated October 1, 1996, by and among registrant, Jack P. Tate and Linda M. Robertson. Incorporated by reference to Exhibit A to Exhibit 2 to registrant's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996, File No. 1-11609 (the "Form 10-Q").

13 Registrant's Annual Report to Stockholders for the year ended February 1, 1997. Except for the portions thereof that are expressly incorporated by reference into this report, such Annual Report is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this report.

21               Subsidiaries of registrant. Consent of Independent Auditors,
                 Ernst & Young LLP

27               Financial Data Schedule


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14 (c) hereof.