Form 10-Q
period 1997-05-03
TOYS R US INC
filed 1997-06-17
CIK 1005414

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 3, 1997

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

285,273,977 shares of the registrant's Common Stock were outstanding on May 27, 1997.

                                      INDEX
                                      -----


                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets.............................  2

          Condensed Consolidated Statements of Earnings.....................  3

          Condensed Consolidated Statements of Cash Flows...................  4

          Notes to Condensed Consolidated Financial Statements..............  5

     Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition.....................................  6

PART II - OTHER INFORMATION.................................................  8

SIGNATURES.................................................................. 10


                        TOYS "R" US, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                  (In millions)


                                                                 May 3,        May 4,    February 1,
                                                                  1997          1996         1997

 ASSETS
 Current Assets:

     Cash and cash equivalents ....................          $    277.3    $    378.0    $    760.9

     Accounts and other receivables ...............               169.1         150.2         142.1

     Merchandise inventories ......................             2,551.5       2,343.8       2,214.6

     Prepaid expenses and other current assets ....                59.7         110.6          42.0

          Total current assets ....................             3,057.6       2,982.6       3,159.6

Property and equipment, net and other assets ......             4,478.6       4,214.3       4,498.6

Goodwill, net .....................................               362.7        --             365.0

                                                             $  7,898.9    $  7,196.9    $  8,023.2

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:

     Short-term borrowings ........................          $    606.2    $    985.1    $    303.5

     Accounts payable .............................             1,376.7       1,278.1       1,346.5

     Accrued expenses and other current liabilities               398.7         336.9         720.0

     Income taxes payable .........................               117.5          83.2         170.7

          Total current liabilities
                                                                2,499.1       2,683.3       2,540.7

Long-term debt ....................................               906.3         717.2         908.5

Deferred income taxes .............................               227.1         237.0         222.5

Other liabilities .................................               174.5         131.4         160.9

Stockholders' equity ..............................             4,091.9       3,428.0       4,190.6

                                                             $  7,898.9    $  7,196.9    $  8,023.2



            See notes to condensed consolidated financial statements.





                       TOYS "R" US, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                       (In millions except per share data)


                                                           13 Weeks Ended
                                                        May 3,       May 4,
                                                         1997         1996

Net sales ..............................           $   1,924.1   $   1,645.5

Costs and expense

     Cost of sales                                     1,326.3       1,124.4
     Selling, advertising, general &
      administrative ...................                 479.1         422.6
     Depreciation and amortization .....                  56.2          49.0
     Interest expense - net ............                  16.2          19.8

                                                       1,877.8       1,615.8

Earnings before taxes on income ........                  46.3          29.7
Taxes on income ........................                  16.9          11.0
Net earnings                                              29.4          18.7


Earnings per share .....................               $   .10           .07


Weighted average number of common
     and common equivalent shares ......                 288.8         275.5





            See notes to condensed consolidated financial statements.



                       TOYS "R" US, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In millions)


                                                                        13 Weeks Ended
                                                                       May 3,      May 4,
                                                                        1997        1996

Cash flows from operating activities:
Net earnings ...............................................         $   29.4  $   18.7
Adjustments to reconcile net earnings to net cash
   used in operating activities:
     Depreciation and amortization .........................             56.2      49.0
     Deferred income taxes .................................              4.6       5.0
     Changes in operating assets and liabilities:
       Accounts and other receivable .......................            (27.0)    (21.9)
       Merchandise inventories .............................           (336.9)   (349.7)
       Prepaid expenses and other operating assets .........            (25.4)    (27.1)
       Accounts payable and other operating liabilities ....           (216.1)    (86.5)
   Net cash used in operating activities ...................           (515.2)   (412.5)

Cash flows used in investing activities:
Capital expenditures, net ..................................            (64.1)    (58.5)

Cash flow from financing activities:
Short-term borrowing, net ..................................            302.7     647.0
Long-term borrowings .......................................              8.7    --
Exercise of stock options ..................................              5.2       5.9
Long-term debt repayment ...................................           (119.6)     (3.3)
Share repurchase program ...................................            (88.1)   --
     Net cash provided by financing activities .............            108.9     649.6

Effect of exchange rate changes on cash and cash equivalents            (13.2)     (3.3)

Cash and cash equivalents:
(Decrease)/increase during period ..........................           (483.6)    175.3
Beginning of period ........................................            760.9     202.7
End of period ..............................................         $  277.3  $  378.0

Supplemental disclosures of cash flow information:

Income taxes paid ..........................................         $   68.2  $   58.1

Interest paid ..............................................         $   25.2  $   23.0


           See notes to condensed consolidated financial statements.

                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Interim Reporting

          The interim financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist primarily of normal recurring accruals) have been made and the interim financial statements present fairly the consolidated financial condition and operating results for the unaudited periods. Because of the seasonal nature of the Company's business, results for interim periods are not indicative of results to be expected for the fiscal year.

2.       Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on January 31, 1998, the last day of the Company's fiscal year. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no impact in primary earnings per share for the first quarters ended May 3, 1997 and May 4, 1996. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not material.

3.       Other Matters

         See Part II - Item I - Legal Proceedings.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

Results of Operations
---------------------

Total sales increased 17% to $1.9 billion for the first quarter ended May 3, 1997, as compared with $1.6 billion for the first quarter ended May 4, 1996. Excluding the impact of foreign currency, total sales increased almost 20% in the first quarter of 1997, as compared with the first quarter of 1996. The increase in total sales is attributable to the increase in comparable store sales during this period and the Company's continued store expansion, including the acquisition of Baby Superstore on February 3, 1997.

Comparable USA toy store sales increased by 8% for the first quarter of 1997, as compared with the first quarter of 1996. The increase was primarily driven by strong sales of video product as well as action figures, plush and outdoor playsets. Internationally, the Company experienced a comparable toy store sales increase of approximately 4% in local currency for the first quarter of 1997, as compared with the first quarter of 1996, including double digit comparable store sales increases in both Canada and the United Kingdom. The sales increases internationally were primarily driven by the introduction of Nintendo 64 in most of Europe as well as innovative marketing and advertising programs. The Company's Kids "R" Us and Babies "R" Us divisions experienced comparable store sales decreases primarily due to a weak demand for children's apparel and the expected impact during the transition of the Baby Superstore locations to Babies "R" Us.

Cost of sales, as a percentage of sales, increased by approximately .6% for the first quarter of 1997, as compared with the first quarter of 1996. The increase was due primarily to the negative impact on the sales mix caused by the increased sales of video hardware merchandise, somewhat offset by lower sales of consumables.

Selling, advertising, general and administrative expenses as a percentage of sales decreased by approximately .8% for the first quarter of 1997, as compared with the first quarter of 1996, primarily as a result of expense control and sales leveraging.

Depreciation and amortization increased by $7.2 million for the first quarter of 1997, as compared with the first quarter of 1996 as a result of the Company's continued store expansion and growth and $2.3 million of goodwill amortization related to the acquisition of Baby Superstore.

Net interest expense decreased by approximately $3.6 million for the first quarter of 1997, as compared with the first quarter of 1996 due in part to the closing of a medium-term $325 million financing in the second half of 1996 which replaced borrowings carrying higher interest rates, as well as improved cash flow as a result of the comparable store sales growth and the benefits of the worldwide restructuring program.

Foreign currency exchange did not have a material effect on net earnings for the first quarter ended May 3, 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (continued)

Financial Condition
-------------------

In 1997, the Company plans to open approximately 20 toy stores in the United States, all utilizing the "Concept 2000" store design and plans to remodel approximately 56 toy stores in the United States to this new format. The Company's expansion plans also include opening approximately 5 new Kids "R" Us stores and approximately 20 new Babies "R" Us stores in the United States. Internationally, the Company will open approximately 40 new toy stores including 15 franchise stores.

Short-term borrowings, net of investments decreased by approximately $278 million at May 3, 1997 as compared with the May 4, 1996 due primarily to the refinancing of short-term debt with a medium-term $325 million financing. Accordingly, the current ratio has improved to 1.22 to 1 at May 3, 1997, as compared with 1.11 to 1 at May 4, 1996.

Long term debt repayments of $119.6 million in the first quarter of 1997 were due primarily to the retirement of convertible debt assumed with the acquisition of Baby Superstore.

The Company repurchased 3.1 million shares of its common stock through its share repurchase program for $88.1 million during the first quarter of 1997. The Company repurchased 24.4 million shares of its common stock for $782 million since the $1 billion share repurchase program was announced in January 1994.

Annual capital expenditures for new and existing facilities are estimated to be approximately $630 million. Cash requirements for operations, capital expenditures, lease commitments and the share repurchase program will be met primarily through operating activities, borrowings under the $1 billion revolving credit facility, issuance of short-term commercial paper and bank borrowings by foreign subsidiaries.

The Company's restructuring program action plan is substantially complete. The franchising of the Company's stores in the Netherlands is pending certain regulatory approvals.

Weighted average common equivalent shares increased to 288.8 million at May 3, 1997 from 275.5 million at May 4, 1996, due primarily to 13 million treasury shares of Company common stock issued in connection with the Company's acquisition of Baby Superstore on February 3, 1997.

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

                  The Company believes that both its policy and its conduct in connection with the foregoing are within the law and plans to contest these actions vigorously. The Company also believes that these actions will not have a material adverse effect on its financial condition or results of operations.

           2) On July 12, 1996, an arbitrator rendered an award in favor of Yusuf Ahmed Alghanim & Sons, W.L.L. ("Alghanim") and against the Company and awarded Alghanim $46.4 million plus interest from December 1994. This award was rendered in connection with a dispute between Alghanim and the Company involving rights under a 1982 license agreement for toy store operations in the Middle East. Accordingly, the Company has recorded a provision of $59.5 million during 1996 representing all expected costs in connection with this matter. The Company believes that the findings of the arbitrator are not supported by the evidence presented in the case and has contested this award in the United States District Court. That motion was denied on December 13, 1996, and the arbitration award was confirmed. The Company has filed an appeal with the United States Court of Appeals for the Second Circuit.

Item 6.       Exhibits and Reports on Form 8-K

                (a) Exhibit 10P - Material Contracts -

                      -Retention Agreement between Toys "R" Us, Inc. and Roger
                        Gaston dated as of May 1, 1997.

                      -Retention Agreement between Toys "R" Us, Inc. and Louis
                        Lipschitz dated as of May 1, 1997.

                      -Retention Agreement between Toys "R" Us, Inc. and Michael
                        J. Madden dated as of May 1, 1997.

                      -Retention Agreement between Toys "R" Us, Inc.and Richard
                        L. Markee dated as of May 1, 1997.

                      -Retention Agreement between Toys "R" Us, Inc. and Gregory
                        R. Staley dated as of May 1, 1997.

                      -Retention Agreement between Toys "R" Us, Inc. and Robert
                        J. Weinberg dated as of May 1, 1997.

                    Exhibit 27 - Financial Data Schedule.

                (b) On  February  3,  1997,  the  Company  filed a Form 8-K in connection with the completion of the Company's acquisition of Baby Superstore, Inc.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report of be signed on its behalf by the undersigned thereunto duly authorized.





  Date:    June 17, 1997                           Toys "R" Us, Inc.
                                                   -----------------
                                                   (Registrant)





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