Form 10-Q
period 1997-08-02
TOYS R US INC
filed 1997-09-12
CIK 1005414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 2, 1997



                         Commission file number 1-11609


                                TOYS "R" US, INC.
                  Incorporated pursuant to the Laws of Delaware



        Internal Revenue Service - Employer Identification No. 22-3260693
                    461 From Road, Paramus, New Jersey 07652
                                 (201) 262-7800




The registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and(2) has been subject to such filing requirements for the past 90 days.

285,560,366 shares of the registrant's Common Stock were outstanding on August 26, 1997.

                                      INDEX


                                                                           PAGE

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets...........................2

              Condensed Consolidated Statements of Earnings...................3

              Condensed Consolidated Statements of Cash Flows.................4

              Notes to Condensed Consolidated Financial
              Statements......................................................5

      Item 2. Management's Discussion and Analysis of Results of Operations
      and Financial Condition.................................................6

PART II - OTHER INFORMATION...................................................9

SIGNATURES...................................................................11



                       TOYS "R" US, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                  (In millions)


 ASSETS                                                August 2,     August 3,   February 1,
                                                        1997          1996         1997

Current Assets:
    Cash and cash equivalents .....................   $    226.5  $   319.5   $  760.9
    Accounts and other receivables ................        158.3      135.7      142.1
    Merchandise inventories .......................      2,972.4    2,710.9    2,214.6
    Prepaid expenses and other current assets .....         72.0      104.5       42.0

          Total current assets ....................      3,429.2    3,270.6    3,159.6

Property and equipment, net and other assets ......      4,563.0    4,312.5    4,498.6
Goodwill, net .....................................        360.4     --          365.0

                                                      $  8,352.6  $ 7583.1   $ 8,023.2

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Short-term borrowings .........................   $    857.3  $ 1,151.5  $   303.5
    Accounts payable ..............................      1,675.6    1,534.5    1,346.5
    Accrued expenses and other current liabilities         382.2      345.1      720.0
    Income taxes payable ..........................         66.0        6.4      170.7

           Total current liabilities ..............      2,981.1    3,037.5    2,540.7


Long-term debt ....................................        905.2      713.5      908.5
Deferred income taxes..............................        231.0      238.7      222.5
Other liabilities .................................        115.6      143.8      160.9
Stockholders' equity ..............................      4,119.7    3,449.6    4,190.6

                                                      $  8,352.6  $ 7,583.1  $ 8,023.2



            See notes to condensed consolidated financial statements.






                       TOYS "R" US, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                       (In millions except per share data)


                                                                  13 Weeks Ended                26 Weeks Ended
                                                            August 2,        August 3,       August 2,     August 3,
                                                             1997             1996            1997          1996

Net sales .........................................       $   1,989.0     $   1,736.4      $   3,913.1      $   3,381.9


Costs and expenses:
     Cost of sales ................................           1,354.7         1,177.3          2,681.0          2,301.7
     Selling, advertising, general &
     administrative ...............................             501.7           444.7            980.8            867.3
     Depreciation and amortization ................              55.5            48.9            111.7             97.9
     Other charges ................................              --              55.0             --               55.0
     Interest expense - net .......................              19.3            22.4             35.5             42.2

                                                              1,931.2         1,748.3          3,809.0          3,364.1

Earnings (loss) before taxes on income ............              57.8           (11.9)           104.1             17.8
Income tax expense (benefit) ......................              21.1            (4.4)            38.0              6.6
Net earnings (loss) ...............................         $    36.7     $      (7.5)       $    66.1       $     11.2

Earnings (loss) per share .........................         $      .13    $       (.03)      $      .23      $       .04

Weighted average number of common
and common equivalent shares.......................             289.4           273.7            288.9            276.1


           See notes to condensed consolidated financial statements.





                       TOYS "R" US, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In millions)


                                                                  26 Weeks Ended
                                                                August 2,   August 3,
                                                                 1997        1996

Cash flows from operating activities:
Net earnings ................................................   $  66.1    $ 11.2
Adjustments to reconcile net earnings to net cash used in
operating activities:
   Depreciation and amortization                                  111.7      97.9
   Deferred income taxes                                            8.6       5.5
   Changes in operating assets and liabilities:
     Merchandise inventories ................................    (757.8)   (706.0)
     Accounts payable and other operating liabilities .......     (44.3)    110.7
     Other operating assets                                       (63.5)    (23.8)
   Net cash used in operating activities ....................    (679.2)   (504.5)

Cash flows used in investing activities:
Capital expenditures, net ...................................    (251.3)   (179.9)

Cash flow from financing activities:
Short-term borrowing, net ...................................     553.8     815.8
Long-term borrowings ........................................       8.7       --
Exercise of stock options ...................................      39.0      10.1
Long-term debt repayment ....................................    (130.9)    (11.9)
Share repurchase program ....................................     (88.1)      --
   Net cash provided by financing activities ................     382.5     814.0

Effect of exchange rate changes on cash and cash equivalents       13.6     (12.8)
Cash and cash equivalents:
(Decrease)/increase during period ...........................    (534.4)    116.8
Beginning of period .........................................     760.9     202.7
End of period ...............................................   $ 226.5  $  319.5

Supplemental disclosures of cash flow information:
Income taxes paid ...........................................   $ 122.1  $  129.2
Interest paid ...............................................   $  57.1  $   55.8



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

2.       Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on January 31, 1998, the last day of the Company's fiscal year. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no impact on primary earnings (loss) per share for the three and six month periods ended August 2, 1997 and August 3, 1996. The impact of Statement No. 128 on the calculation of fully diluted earnings (loss) per share for these periods is not material.

3.       Other Charges

         On July 12, 1996, an arbitrator rendered an award in favor of Yusuf Ahmed Alghanim & Sons, W.L.L. ("Alghanim") and against the Company and awarded Alghanim $46.4 million plus interest from December 1994. This award was rendered in connection with a dispute between Alghanim and the Company involving rights under a 1982 license agreement for toy store operations in the Middle East. Accordingly, the Company has recorded a provision of $59.5 million during fiscal 1996 representing all expected costs in connection with this matter. The Company believed that the findings of the arbitrator were not supported by the evidence presented in the case and contested this award in the United States District Court. That motion was denied on December 13, 1996, and the arbitration award was confirmed. The Company filed an appeal with the United States Court of Appeals for the Second Circuit. On September 10, 1997, the Second Circuit affirmed the District Court's decision.

4.       Other Matters

         See Part II - Item 1. - Legal Proceedings - 1).

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

Results of Operations

Total sales increased 15% to $2.0 billion for the second quarter ended August 2, 1997 as compared with $1.7 billion for the second quarter ended August 3, 1996. For the first six months of 1997, net sales increased 16% to $3.9 billion as compared with $3.4 billion for the first six months of 1996. Excluding the impact of foreign currency, total sales increased 16% in the second quarter and 18% for the first six months of 1997, as compared with the same periods in the prior year. The increase in total sales is attributable to the increase in comparable store sales during these periods and the Company's continued store expansion, including the acquisition of Baby Superstore on February 3, 1997.

Comparable USA toy store sales increased by 4% and 6% for the second quarter and first six months of 1997, respectively, as compared with the same periods in 1996. These increases were primarily driven by strong sales of video products as well as action figures, plush and outdoor playsets. Internationally, the Company experienced a comparable toy store sales increase in local currency for the second quarter and first six months of 1997 as compared with the same periods in 1996, including double digit comparable store sales increases in both Canada and the United Kingdom. The sales increases internationally were primarily driven by the continued strength of the video game business as well as innovative
marketing  and  advertising  programs.   The  Company's  Kids  "R"  Us  division
experienced a comparable store sales increase in the second quarter, while comparable store sales decreased for the first six months of 1997. The Babies "R" Us division experienced comparable store sales decreases for the second quarter and the first six months of 1997, primarily due to the expected impact during the transition of the Baby Superstore locations to Babies "R" Us. The transition of Baby Superstore locations to Babies "R" Us is now complete.

Cost of sales, as a percentage of sales, increased by .3% and .4% for the second quarter and first six months of 1997, respectively, as compared with the same periods in 1996. These increases were due primarily to the negative impact on the sales mix caused by the increased sales of video hardware merchandise, somewhat offset by lower sales of consumables.

Selling, advertising, general and administrative expenses as a percentage of sales decreased by .4% and .5% for the second quarter and first six months of 1997, respectively, as compared with the same periods in 1996, primarily as a result of continued expense control and sales leveraging.

Depreciation and amortization increased by $6.6 million and $13.8 million for the second quarter and first six months of 1997, respectively, as compared with the same periods in 1996, primarily as a result of the Company's continued store expansion, as well as goodwill amortization relating to the acquisition of Baby Superstore.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (continued)

The arbitration award (See footnote 3 to the condensed consolidated financial statements) had a material effect on the results of operations for both the second quarter and the six months ended August 3, 1996. The award reduced earnings per share by $.13 for both the second quarter and six months ended August 3, 1996. Excluding the impact of the award, earnings per share for the second quarter and the six months ended August 3, 1996 would have been $.10 and $.17, respectively.

Net interest expense decreased by $3.1 million and $6.7 million for the second quarter and first six months of 1997, respectively, as compared with the same periods in 1996, due in part to the closing of a medium-term $325 million financing in the second half of 1996 which replaced borrowings carrying higher interest rates, as well as the benefits of the 1995 worldwide restructuring program. Foreign currency exchange did not have a material effect on net earnings for the second quarter or the first six months of 1997.


Financial Condition

The Company's 1997 expansion plans include adding 19 toy stores in the United States, all utilizing the "Concept 2000" store design. The Company also plans to add 3 new Kids "R" Us stores and 20 new Babies "R" Us stores in the United States this year. Internationally, the Company will add 46 new toy stores including 16 franchise stores. In addition, the transition of Baby Superstore locations to Babies "R" Us is now complete.

In 1996, the Company remodeled 3 toy stores in the United States to its "Concept 2000" format. In 1997, an additional 56 stores are being remodeled to this new store format. Store remodeling plans for 1998 and beyond are being worked on but have not yet been finalized.

Short-term borrowings, net of investments decreased by $201.2 million at August 2, 1997 as compared with the August 3, 1996 due primarily to the refinancing of short-term debt with a medium-term $325 million financing in the second half of 1996. Accordingly, the current ratio has improved to 1.15 to 1 at August 2, 1997, as compared with 1.08 to 1 at August 3, 1996.

Long-term debt repayments of $130.9 million in the first quarter of 1997 were due primarily to the retirement of convertible debt assumed with the acquisition of Baby Superstore.

The Company repurchased 3.1 million shares of its common stock through its share repurchase program for $88.1 million during the first six months of 1997. The Company repurchased 24.4 million shares of its common stock for $782 million since the $1 billion share repurchase program was announced in January 1994.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (continued)

Annual capital expenditures for new and existing facilities are estimated to be approximately $600 million for 1997. Cash requirements for operations, capital expenditures, lease commitments and the share repurchase program will be met primarily through operating activities, borrowings under the $1 billion revolving credit facility, issuance of short-term commercial paper and bank borrowings by foreign subsidiaries.

The Company's restructuring program action plan is substantially complete and all restructuring reserves are considered adequate to cover all estimated costs of the restructuring program. The Company is currently working with its franchisee in the Netherlands to meet the ownership requirements established by the Environmental Economic Union.

Weighted average common equivalent shares increased to 288.9 million for the six month period ended August 2, 1997 compared with 276.1 million from the same period a year ago, due primarily to 13 million treasury shares of Company common stock issued in connection with the Company's acquisition of Baby Superstore on February 3, 1997.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  1) On May 22, 1996, the Staff of the Federal Trade Commission (the "FTC") filed an administrative complaint against the Company alleging that the Company is in violation of Section 5 of the Federal Trade Commission Act for its practices relating to warehouse clubs. The complaint alleges that the Company reached understandings with various suppliers that such suppliers not sell to the clubs the same items that they sell to the Company. The complaint also alleges that the Company "facilitated understandings" among the manufacturers that such manufacturers not sell to clubs. The complaint seeks an order that the Company cease and desist from this practice. The matter was tried before an administrative law judge in the period from March through May of 1997. A decision is forthcoming.

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

                  2) On July 12, 1996, an arbitrator rendered an award in favor of Yusuf Ahmed Alghanim & Sons, W.L.L. ("Alghanim") and against the Company and awarded Alghanim $46.4 million plus interest from December 1994. This award was rendered in connection with a dispute between Alghanim and the Company involving rights under a 1982 license agreement for toy store operations in the Middle East. Accordingly, the Company has recorded a provision of $59.5 million during 1996 representing all expected costs in connection with this matter. The Company believed that the findings of the arbitrator were not supported by the evidence presented in the case and contested this award in the United States District Court. That motion was denied on December 13, 1996, and the arbitration award was confirmed. The Company filed an appeal with the United States Court of Appeals for the Second Circuit. On September 10, 1997, the Second Circuit affirmed the District Court's decision.

Item 4.           Submission of Matters to a Vote of Security Holders

                  At the Annual Meeting of the Company's stockholders on June 4, 1997 all of management's nominees for director were elected.

                  Management's   nominees  for  director  received  the
                  following votes:

                                               Number of Shares   Withheld Votes
                  Robert A. Bernhard ............232,531,059          21,079,182
                  RoAnn Costin ................. 232,661,312          20,949,929
                  Michael Goldstein ............ 232,658,439          20,952,802
                  Shirley Strum Kenney ..........232,667,154          20,944,056
                  Charles Lazarus ...............232,626,605          20,984,636
                  Norman S. Matthews ............232,655,621          20,955,620
                  Howard W. Moore ...............232,671,667          20,939,574
                  Robert C. Nakasone ........... 232,638,005          20,973,236
                  Arthur B. Newman ..............232,665,523          20,945,718

                  Also approved by the following votes were:

                  (i) a proposal to approve the Amended and Restated Toys "R" Us, Inc. 1994 Stock Option and Performance Incentive Plan (the "1994 Plan"). 235,308,817 shares were voted in favor of, 16,319,713 shares were voted against, and 939,450 shares abstained from, such proposal; and

                  (ii)  a  proposal   to  approve  the  1996  grant  of
                  Restoration Options to each of Michael Goldstein and Robert C. Nakasone under the 1994 Plan. 227,441,090 shares were voted in favor of, 24,126,126 shares were voted against, and 994,764 shares abstained from, such proposal; and

                  (iii) a proposal to approve the Amended and Restated Toys "R" Us, Inc. Management Incentive Compensation Plan. 244,724,464 shares were voted in favor of, 6,911,498 shares were voted against, and 932,018 shares abstained from, such proposal; and

                  (iv) a proposal to approve the Amended and Restated Toys "R" Us, Inc. Non-Employee Directors' Stock Option Plan. 242,100,198 shares were voted in favor of, 9,525,155 shares were voted against, and 942,627 shares abstained from, such proposal.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











         Date:    September 12, 1997                Toys "R" Us, Inc.
                                                    -----------------
                                                    (Registrant)





                                                    s/ Louis Lipschitz
                                                    ------------------
                                                    (Signature)
                                                    Louis Lipschitz
                                                    Executive Vice President and
                                                    Chief Financial Officer