Form 10-Q
period 1997-11-01
TOYS R US INC
filed 1997-12-12
CIK 1005414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended November 1, 1997



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

        283,996,858 shares of the registrant's Common Stock were outstanding on November 25, 1997.

                                                 INDEX


                                                                           PAGE

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets................................2

         Condensed Consolidated Statements of Earnings........................3

         Condensed Consolidated Statements of Cash Flows......................4

         Notes to Condensed Consolidated Financial
         Statements...........................................................5

 Item 2. Management's Discussion and Analysis of Results of Operations and
         Financial Condition..................................................6

PART II - OTHER INFORMATION...................................................9

SIGNATURES...................................................................11


             TOYS "R" US, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

                        (Unaudited)
                        (In millions)


                                              November 1, November 2, February 1,
                                                 1997         1996        1997

ASSETS
Current Assets:
  Cash and cash equivalents                      $  282.6   $  651.7   $  760.9
  Accounts and other receivables                    173.6      152.7      142.1
  Merchandise inventories                         3,923.5    3,582.2    2,214.6
  Prepaid expenses and other current assets          74.1      133.1       42.0

     Total current assets                         4,453.8    4,519.7    3,159.6

  Property and equipment, net and other assets    4,676.9    4,401.8    4,498.6
  Goodwill, net                                     358.2      --         365.0

                                               $  9,488.9  $ 8,921.5  $ 8,023.2


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings                        $  1,260.9 $  1,377.1 $    303.5
  Accounts payable                                2,289.4    2,198.5    1,346.5
  Accrued expenses and other current liabilities    488.3      428.1      720.0
  Income taxes payable                               54.2      --         170.7

     Total current liabilities                    4,092.8    4,003.7    2,540.7


Long-term debt                                      901.2    1,028.3      908.5
Deferred income taxes                               235.0      245.7      222.5
Other liabilities                                   129.3      146.7      160.9
Stockholders' equity                              4,130.6    3,497.1    4,190.6

                                                   9,488.9    8,921.5    8,023.2


     See accompanying notes to condensed consolidated financial statements.




                       TOYS "R" US, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                       (In millions except per share data)


                                                          13 Weeks Ended               39 Weeks Ended
                                                 November 1,     November 2,      November 1,     November 2,
                                                    1997             1996            1997             1996

Net sales....................................  $   2,141.9    $   1,883.0     $   6,055.0     $   5,264.9

Costs and expenses:
         Cost of sales ......................      1,455.5        1,280.4         4,136.5         3,582.1
         Selling, advertising, general &
         administrative .....................        532.8          474.1         1,513.6         1,341.4
         Depreciation and amortization ......         59.4           51.4           171.1           149.3
         Other charges ......................          --             --             --              55.0
         Interest expense - net .............         22.3           24.2            57.8            66.4

                                                   2,070.0        1,830.1         5,879.0         5,194.2

Earnings before taxes on income .............         71.9           52.9           176.0            70.7
Income tax expense ..........................         26.2           19.6            64.2            26.2
Net earnings   ..............................  $      45.7    $      33.3     $     111.8     $      44.5

Earnings per share ..........................  $      .16     $     .12       $     .39       $      .16

Weighted average number of common
and common equivalent shares outstanding ....        288.9          278.7           288.7            277.0



     See accompanying notes to condensed consolidated financial statements.




                       TOYS "R" US, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)



                                                                        39 Weeks Ended
                                                                    November 1,  November 2,
                                                                       1997         1996

Cash flows from operating activities:
Net earnings ...............................................   $    111.8  $     44.5
Adjustments to reconcile net earnings to net cash
used in operating activities:
   Depreciation and amortization ...........................        171.1       149.3
   Deferred income taxes....................................         12.4         9.0
   Changes in operating assets and liabilities:
     Merchandise inventories ...............................     (1,708.9)   (1,581.3)
     Accounts payable and other operating liabilities ......        677.0       847.3
     Other operating assets.................................        (66.7)      (78.5)
   Net cash used in operating activities ...................       (803.3)     (609.7)

Cash flows used in investing activities:
Capital expenditures, net ..................................       (387.5)     (315.4)

Cash flow from financing activities:
Short-term borrowing, net ..................................        957.4     1,047.6
Long-term borrowings .......................................          9.9       325.4
Exercise of stock options ..................................         58.0        24.8
Long-term debt repayment ...................................       (135.6)      (27.2)
Share repurchase program ...................................       (212.1)     --
  Net cash provided by financing activities ................        677.6     1,370.6

Effect of exchange rate changes on cash and cash equivalents         34.9         3.5
Cash and cash equivalents:
(Decrease)/increase during period ..........................       (478.3)      449.0
Beginning of period ........................................        760.9       202.7
End of period ..............................................   $    282.6  $    651.7

Supplemental disclosures of cash flow information:
Income taxes paid ..........................................   $    154.4  $    170.6


Interest paid ..............................................   $     79.0  $     79.5



     See accompanying notes to condensed consolidated financial statements.


                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Interim Reporting

         The interim financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist primarily of normal recurring accruals) have been made and the interim financial statements present fairly the consolidated financial condition and operating results for the unaudited periods. Results for interim periods are not indicative of results to be expected for the fiscal year due to the seasonal nature of the Company's business.

2.       Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on January 31, 1998, the last day of the Company's fiscal year. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of adopting the new standard will not result in a change to earnings per share for the third quarter or nine month periods ended November 1, 1997 and November 2, 1996, as presented.

3.       Other Charges

         On July 12, 1996, an arbitrator rendered an award in favor of Yusuf Ahmed Alghanim & Sons, W.L.L. ("Alghanim") and against the Company and awarded Alghanim $46.4 million plus interest from December 1994. This award was rendered in connection with a dispute between Alghanim and the Company involving rights under a 1982 license agreement for toy store operations in the Middle East. Accordingly, the Company has recorded a provision of $59.5 million during fiscal 1996 representing all expected costs in connection with this matter. The Company believed that the findings of the arbitrator were not supported by the evidence presented in the case and contested this award in the United States District Court. That motion was denied on December 13, 1996, and the arbitration award was confirmed. The Company filed an appeal with the United States Court of Appeals for the Second Circuit. On September 10, 1997, the Second Circuit affirmed the District Court's decision. The Company is planning to seek review in the Supreme Court of the United States, and has obtained a stay of judgment pending that application.

4.       Other Matters

         See Part II - Item 1. - Legal Proceedings

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

Results of Operations

Total sales  increased  14 percent to $2.1 billion for the third  quarter  ended
November 1, 1997 as compared with $1.9 billion for the third quarter ended November 2, 1996. For the first nine months of 1997, total sales increased 15 percent to $6.1 billion as compared with $5.3 billion for the first nine months of 1996. Excluding the impact of foreign currency, total sales increased 16 percent in the third quarter and 17 percent for the first nine months of 1997, as compared with the same periods in the prior year. The increase in total sales is attributable to the increase in comparable store sales during these periods and the Company's continued store expansion, including the acquisition of Baby Superstore on February 3, 1997.

Comparable USA toy store sales increased by 6 percent for both the third quarter and first nine months of 1997, as compared with the same periods in 1996. These increases were primarily driven by strong sales of video products as well as action figures, plush, diecast cars, juvenile merchandise and virtual pets. Internationally, the Company experienced a comparable toy store sales increase in local currency for the third quarter and first nine months of 1997 as compared with the same periods in 1996, including double digit comparable store sales increases in both Canada and Australia. The sales increases internationally were primarily driven by the continued strength of the video game business and virtual pets, as well as innovative marketing and advertising programs. The Company's Kids "R" Us division experienced a comparable store sales increase in the third quarter, while comparable store sales decreased for the first nine months of 1997. The Babies "R" Us division experienced comparable store sales decreases for the third quarter and the first nine months of 1997, primarily due to the expected impact during the transition of the Baby Superstore locations to Babies "R" Us, which is now complete.

Cost of sales, as a percentage of sales, remained constant for the third quarter and increased by 0.3 percent for the first nine months of 1997, as compared with the same periods in 1996. The increase for the first nine months was due primarily to the negative impact on the sales mix caused by increased sales of low margin video hardware merchandise, somewhat offset by lower sales of low margin consumables.

Selling, advertising, general and administrative expenses as a percentage of sales decreased by 0.3 percent and 0.5 percent for the third quarter and first nine months of 1997, respectively, as compared with the same periods in 1996, primarily as a result of continued expense control and sales leveraging.

Depreciation and amortization increased by $8 million and $21.8 million for the third quarter and first nine months of 1997, respectively, as compared with the same periods in 1996, primarily as a result of the Company's continued store expansion, as well as goodwill amortization relating to the acquisition of Baby Superstore.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (continued)

The arbitration award (See footnote 3 to the condensed consolidated financial statements) reduced earnings per share by $.13 for the nine months ended November 2, 1996. Excluding the impact of the award, net earnings for the nine months ended November 2, 1996 would have been $79.1 million or $.29 per share.

Net interest expense decreased by $1.9 million and $8.6 million for the third quarter and first nine months of 1997, respectively, as compared with the same periods in 1996, due in part to the closing of a medium-term $325 million financing in the second half of 1996 which replaced borrowings carrying higher interest rates.

Foreign currency exchange did not have a material effect on net earnings for the third quarter or the first nine months of 1997.


Financial Condition

The Company opened 19 new toy stores in the United States this year utilizing the "Concept 2000" store design. The Company also opened 3 new Kids "R" Us stores and 12 new Babies "R" Us stores in the United States this year. The Company plans to open an additional 8 new Babies "R" Us stores by the end of 1997. Internationally, the Company added 37 new toy stores this year and plans to add an additional 8 new international toy stores by the end of fiscal 1997. 16 of the new international toy stores added this year will be either franchise or joint venture stores. In addition, the Company completed the remodeling of 56 toy stores in the United States into the "Concept 2000" format. Store remodeling plans for 1998 are currently being developed but have not yet been finalized.

Short-term borrowings, net of investments increased by $252.9 million at November 1, 1997 as compared with the November 2, 1996 due primarily to higher inventory levels, increased capital expenditures and cash used for the Company's share repurchase program.

Long-term   debt   repayments  of  $135.6   million  this  year  were  primarily
attributable to the retirement of convertible debt assumed with the acquisition of Baby Superstore.

The Company repurchased 6.7 million shares of its common stock through its share repurchase program for $212.1 million during the first nine months of 1997, of which $124 million was spent in the third quarter of 1997. The Company repurchased 28 million shares of its common stock for $906 million since the $1 billion share repurchase program was announced in January 1994.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (continued)

Annual capital expenditures for new and existing facilities are estimated to be approximately $575 million for 1997. Cash requirements for operations, capital expenditures, lease commitments and the share repurchase program will be met primarily through operating activities, borrowings under the $1 billion revolving credit facility, issuance of short-term commercial paper and bank borrowings by foreign subsidiaries.

The Company's restructuring program action plan is substantially complete and the restructuring reserves are considered adequate to cover all estimated costs of the restructuring program. The Company is currently working with its franchisee in the Netherlands to meet the ownership requirements established by the European Economic Union.

Weighted average common equivalent shares increased to 288.7 million for the nine month period ended November 1, 1997 compared with 277.0 million from the same period a year ago, due primarily to 13 million treasury shares of Company common stock issued in connection with the Company's acquisition of Baby Superstore on February 3, 1997.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  1) On May 22, 1996, the Staff of the Federal Trade Commission (the "FTC") filed an administrative complaint against the Company alleging that the Company is in violation of Section 5 of the Federal Trade Commission Act for its practices relating to warehouse clubs. The complaint alleges that the Company reached understandings with various suppliers that such suppliers not sell to the clubs the same items that they sell to the Company. The complaint also alleges that the Company "facilitated understandings" among the manufacturers that such manufacturers not sell to clubs. The complaint seeks an order that the Company cease and desist from this practice. The matter was tried before an administrative law judge in the period from March through May of 1997. On September 30, 1997, the administrative law judge filed an Initial Decision upholding the FTC's complaint against the Company.

                  After the filing of the FTC complaint, several class action suits were filed against the Company in State courts in Alabama and California, alleging that the Company has violated certain state competition laws as a consequence of the behavior alleged in the FTC complaint. After the Initial Decision was handed down, more than twenty class actions were filed in federal and state courts in various jurisdictions alleging that the Company has violated the federal antitrust laws as a consequence of the behavior alleged in the FTC complaint. In addition, the attorneys general of thirty-eight states, the District of Columbia and Puerto Rico have filed a suit against the Company in their capacity as representatives of the consumers of their states, alleging that the Company has violated federal and state antitrust laws as a consequence of the behavior alleged in the FTC complaint. These suits seek damages in unspecified amounts and other relief under state and/or federal law.

                  The next stage in the FTC matter is an appeal to the Commissioners of the FTC. The Company will be entitled to have the United States Circuit Court of Appeals review any adverse decision by the FTC.

                  The Company believes that both its policy and its conduct in connection with the foregoing are within the law. The Company also believes that these actions will not have a material adverse effect on its financial condition, results of operations or cash flow.

                           PART II - OTHER INFORMATION
                                   (Continued)

                  2) On July 12, 1996, an arbitrator rendered an award in favor of Yusuf Ahmed Alghanim & Sons, W.L.L. ("Alghanim") and against the Company and awarded Alghanim $46.4 million plus interest from December 1994. This award was rendered in connection with a dispute between Alghanim and the Company involving rights under a 1982 license agreement for toy store operations in the Middle East. Accordingly, the Company has recorded a provision of $59.5 million during 1996 representing all expected costs in connection with this matter. The Company believed that the findings of the arbitrator were not supported by the evidence presented in the case and contested this award in the United States District Court. That motion was denied on December 13, 1996, and the arbitration award was confirmed. The Company filed an appeal with the United States Court of Appeals for the Second Circuit. On September 10, 1997, the Second Circuit affirmed the District Court's decision. The Company is planning to seek review in the Supreme Court of the United States, and has obtained a stay of the judgment pending that application.



Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











       Date:    December 12, 1997                   Toys "R" Us, Inc.
                                                    -----------------
                                                    (Registrant)





                                                    s/ Louis Lipschitz
                                                    (Signature)
                                                    Louis Lipschitz
                                                    Executive Vice President and
                                                    Chief Financial Officer