Form 10-K
period 1998-01-31
TOYS R US INC
filed 1998-04-24
CIK 1005414

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-K
                               -------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended January 31, 1998

                               -------------------

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

 Registrant has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
 this Form 10-K.        [    ]

 At April 13, 1998, the aggregate market value of voting stock held by non-affiliates was $8,092,191,726 based on the 279,041,094 shares of Common Stock which were outstanding at that date.

                    DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1998 are incorporated by reference into Parts I and II of this Form 10-K.

 Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 1998, are incorporated by reference into Part III of this Form 10-K.

                                      INDEX
                                      -----

                                                                        PAGE
                                                                        ----
PART I.

Item 1.  Business......................................................   2
Item 2.  Properties....................................................   5
Item 3.  Legal Proceedings.............................................   6
Item 4.  Submission of Matters to a Vote of Security Holders...........   7

PART II.

Item 5.  Market for the Registrant's Common Stock
                and Related Stockholder Matters........................   7
Item 6.  Selected Financial Data.......................................   7
Item 7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........   7
Item 7a. Qualitative and Quantitative Disclosures About Market Risk....   7
Item 8.  Financial Statements and Supplementary Data...................   8
Item 9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.................   8


PART III.

Item 10. Directors and Executive Officers of the Registrant............   8
Item 11. Executive Compensation........................................  11
Item 12. Security Ownership of Certain Beneficial
                Owners and Management..................................  11
Item 13. Certain Relationships and Related Transactions................  11

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K............................................  11

                                     PART I
                                     ------

ITEM 1.   BUSINESS

         Toys "R" Us, Inc. and its subsidiaries (the "Company") is the world's premier retailer of children's products, bringing toys, apparel and baby needs to children and their families. As of January 31, 1998, the Company was engaged in the operation of 1,454 children's specialty retail stores consisting of 1,013 United States locations comprised of 698 toy stores under the name "Toys "R" Us", 215 children's clothing stores under the name "Kids "R" Us," 98 infant-toddler stores under the name "Babies "R" Us", and two superstores combining all of the "R" Us" formats mentioned above under the name "Toys "R" Us KidsWorld". Internationally, the Company operates 441 toy stores, including franchise stores, under the name "Toys "R" Us." The Company is incorporated in the state of Delaware.

(a)      General Development of the Business

         Merger with Baby Superstore

         On February 3, 1997, the Company acquired Baby Superstore, Inc. ("Baby Superstore") in a tax-free exchange of common stock valued at approximately $376 million. The Baby Superstore acquisition was accounted for as a purchase for financial reporting purposes as of February 1, 1997. For a further discussion of Baby Superstore, see "Item 1. Business - Narrative Description of the Business - Babies "R" Us."

         Worldwide Restructuring

         The Company has substantially completed its 1995 restructuring program action plan, including the strategic inventory repositioning, the closing of 3 toy stores and 7 Kids "R" Us stores in the United States and the franchising of 9 Toys "R" Us stores in the Netherlands, pending certain regulatory approvals. In addition, the Company consolidated 3 distribution centers and various administrative facilities in the United States and Europe. At January 31, 1998, the Company had approximately $62 million of liabilities remaining for its restructuring program primarily relating to long-term lease obligations and other commitments. The Company believes these reserves are adequate to complete the restructuring program.

(b)      Financial Information About Geographic Segments

         Information about geographic segments, as set forth in the notes to the Consolidated Financial Statements on page 22 of the Company's 1997 Annual Report, is incorporated herein by reference.

(c)      Narrative Description of the Business

         See the section "Store Locations" on page 27 of the Company's 1997 Annual Report, which section is incorporated herein by reference.

         Toys "R" Us - United States

         Toys "R" Us - United States ("Toys "R" Us") operates in 49 states and Puerto Rico and sells both children's and adult's toys, games, bicycles, sporting goods, VHS video tapes, electronic and video games, small pools, books, infant and juvenile furniture and similar items, as well as educational and entertainment computer software for children. The overall merchandising philosophy of Toys "R" Us is the development of strong consumer recognition and acceptance of its name by the use of mass media advertising that promotes its broad selection.
         Toys "R" Us believes the flexibility afforded by its warehouse/distribution system and by ownership of its own fleet of trucks provides maximum efficiency and capacity, particularly in light of the seasonality of its business. Toys "R" Us utilizes a computerized inventory system which allows management to constantly monitor the current activity and inventory in each region and in each store. This system permits management to allocate merchandise to each store and keep the stores adequately stocked at all times. In 1996, an improved replenishment system was installed in approximately one-third of the United States toy stores. This system pinpoints the exact location of merchandise throughout the store. Ninety-two additional United
States toy stores have installed this system in 1997. Furthermore, during 1997 Toys "R" Us introduced a state of the art centralized distribution system in Lees Summit, Missouri. Substantially all video game and computer software merchandise are nationally distributed through this facility for all domestic divisions. This facility has enabled Toys "R" Us to improve its in-stock position and timeliness of replenishments of these products through this facility.
         Most Toys "R" Us stores conform to a 46,000 square feet prototype design, with 30,000 and 20,000 square feet stores opened in smaller markets, and are generally freestanding units or located in strip malls. Of its 698 stores, 609 are in the traditional format and 89 are designed in its "Concept 2000" format. In addition, there are 2 KidsWorld superstores incorporating the "Toys "R" Us, "Babies "R" Us" and "Kids "R" Us store concepts all under one roof, averaging approximately 90,000 square feet.
         Toys "R" Us opened 19 new toy stores and closed 1 store in 1997. The Company will continue its long range growth plan by opening approximately 5 new toy stores in the United States in 1998. The Company utilizes demographic data to determine which markets to enter.

         Toys "R" Us - International

         Toys "R" Us - International ("International") operates or franchises toy stores in 26 countries outside the United States. These stores generally conform to prototypical designs similar to those used by Toys "R" Us. International owns and maintains its own fleet of tractors and trailers in most of the countries in which it operates stores. International also employs computerized inventory systems similar to those utilized by Toys "R" Us. As part of the Company's long range growth plans, International added 45 toy stores, including 18 franchise stores in 1997. The Company plans to continue its International expansion with approximately 35 new toy stores in 1998, including approximately 15 franchise stores. The Company utilizes demographic data to determine which markets to enter.

         Kids "R" Us

         Kids "R" Us children's clothing stores feature brand name and private label first quality children's clothing. These stores conform to prototypical designs consisting of approximately 15,500 to 21,500 square feet and are typically freestanding units or located in strip centers. Using demographic data to determine which markets to enter, Kids "R" Us opened 3 children's clothing stores in 1997.

         Babies "R" Us

         The Company launched its new Babies "R" Us division with six stores opened in 1996. These stores target the newborn to preschool market in a 38,000 to 42,000 square feet prototype that offers up to 40 room settings of juvenile furniture such as cribs and dressers as well as playards, bumper seats, high chairs, strollers, car seats, infant toddler and preschool toys, infant plush, and gifts. These stores devote over 5,000 square feet of specialty name brand and private label clothing and a wide range of feeding supplies, health and beauty aides and infant care products. In addition, a computerized baby registry service is offered. Babies "R" Us is designed with low profile merchandise displays in the center of the stores providing a sweeping view of the entire merchandise selection.
         The Company accelerated the growth of the Babies "R" Us division with the acquisition of Baby Superstore, a leading large format retailer of newborn to preschool products in the United States. At the date of acquisition, Baby Superstore operated 76 stores in 23 states, primarily in the southeast and midwest. The Company has converted substantially all of the existing Baby Superstore stores to the Babies "R" Us operating format. The Company opened 19 Babies "R" Us stores and closed 3 of the acquired Baby Superstore stores in 1997, and plans on opening approximately 15 to 20 stores in 1998. The Company utilizes demographic data to determine which markets to enter.

(d)      Trademarks

         "TOYS "R" US", "KIDS "R" US", and "BABIES "R" US", as well as various of the Company's family of "R" Us marks either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. The Company believes that its rights to these properties are adequately protected.

(e)      Seasonality

         Retail sales of toy and toy related products are highly seasonal, with a majority of retail sales occurring during the period from September through December. Consequently, a large portion of the Company's sales and earnings occur during its fourth quarter.
         See the quarterly financial data contained on page 26 of the Company's 1997 Annual Report, which section is incorporated herein by reference.

(f)      Working Capital

         For a discussion of the Company's working capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 and 13 of the Company's 1997 Annual Report, which section is incorporated herein by reference.

(g)      Competition

         All aspects of the retailing industry are highly competitive. All of the merchandise sold by the Company, in markets in which the Company operates, is available from various retailers at competitive prices. The Company's competitors consist of other specialty retailers of toy and children related products, department stores and discount and supercenter type retail stores.

(h)      Employees

         At January 31, 1998, the total number of persons employed by the Company was approximately 68,000. The number of persons employed by the Company increased to approximately 116,000 during the 1997 Holiday Season.

ITEM 2.  PROPERTIES

         See the Note, "Leases," in the Company's Notes to Consolidated Financial Statements included on page 19 of the Company's 1997 Annual Report, which note is incorporated herein by reference. Also see the section "Store Locations" on page 27 of the Company's 1997 Annual Report, which section is incorporated herein by reference.

         Toys "R" Us - United States

         A significant portion of the properties operated by Toys "R" Us are owned. Toys "R" Us either purchases or leases properties depending on the economic terms available. Where properties are leased, Toys "R" Us generally has long-term leases with multiple renewal options. Toys "R" Us operates 698 toy stores, 438 of which are owned and 260 are leased. Toys "R" Us also operates 2 KidsWorld stores, 1 of which is owned and 1 is leased. Toys "R" Us operates 17 distribution centers, 14 of which are owned and 3 are leased. These distribution centers average approximately 443,000 square feet each in size and are strategically located throughout the United States to efficiently service these stores.
         The Company also leases corporate offices in Paramus and Rochelle Park, New Jersey and owns a data center in Parsippany, New Jersey. The Company recently purchased a new office building in Montvale, New Jersey which will replace the Rochelle Park office.

         Toys "R" Us - International

         International operates 367 stores, excluding 16 joint ventures and 58 franchised stores, 111 of which are owned and 256 are leased. International also operates 12 distribution centers, 4 of which are owned and 8 are leased.

         Kids "R" Us

         Kids "R" Us operates 215 children's clothing stores, 99 of which are owned and 116 are leased. Kids "R" Us operates 4 distribution centers, including a new center in Lawrenceville, Georgia, 3 of which are owned and 1 is leased. These distribution centers average approximately 281,000 square feet each in size.

         Babies "R" Us

         Babies "R" Us operates 98 juvenile retail stores, 10 of which are owned and 88 are leased. Babies "R" Us stores are serviced by existing Toys "R" Us and Kids "R" Us distribution centers discussed above.

ITEM 3. LEGAL PROCEEDINGS

         On July 12, 1996, an arbitrator rendered an award in favor of Yusuf Ahmed Alghanim & Sons, W.L.L. ("Alghanim") and against the Company and awarded Alghanim $46 million plus interest from December 1994. This award was rendered in connection with a dispute between Alghanim and the Company involving rights under a 1982 license agreement for toy store operations in the Middle East. Accordingly, the Company recorded a provision of $60 million in 1996 representing all expected costs in connection with this matter. The Company contested this award in the United States District Court. That motion was denied on December 13, 1996 and the arbitration award was confirmed. On September 10, 1997, the Second Circuit affirmed the District Court's decision. The Company sought review in the Supreme Court of the United States. On February 23, 1998, the Supreme Court denied review. The Company paid the judgment on February 26, 1998.
         On May 22, 1996, the Staff of the Federal Trade Commission (the "FTC") filed an administrative complaint against the Company alleging that the Company is in violation of Section 5 of the Federal Trade Commission Act for its practices relating to warehouse clubs. The complaint alleges that the Company reached understandings with various suppliers that such suppliers not sell to the clubs the same items that they sell to the Company. The complaint also alleges that the Company "facilitated understandings" among the manufacturers that such manufacturers not sell to clubs. The complaint seeks an order that the Company cease and desist from this practice. The matter was tried before an administrative law judge in the period from March through May of 1997. On September 30, 1997, the administrative law judge filed an Initial Decision upholding the FTC's complaint against the Company.
         The Company has appealed the Initial Decision to the Commissioners of the FTC. That appeal was argued on February 19, 1998. The Company will be entitled to have the United States Court of Appeals review any adverse decision by the FTC.

         After the filing of the FTC complaint, several class action suits were filed against the Company in State courts in Alabama and California, alleging that the Company has violated certain state competition laws as a consequence of the behavior alleged in the FTC complaint. After the Initial Decision was handed down, more than thirty purported class actions were filed in federal and state courts in various jurisdictions alleging that the Company has violated the federal antitrust laws as a consequence of the behavior alleged in the FTC complaint. In addition, the attorneys general of thirty-eight states, the District of Columbia and Puerto Rico have filed a suit against the Company in their capacity as representatives of the consumers of their states, alleging that the Company has violated federal and state antitrust laws as a consequence of the behavior alleged in the FTC complaint. These suits seek damages in unspecified amounts and other relief under state and/or federal law.
         The Company believes that both its policy and its conduct in connection with the foregoing are within the law. The Company also believes that these actions will not have a material adverse effect on its financial condition, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Market prices and other information with respect to the Company's common stock are hereby incorporated by reference to page 26 of the Company's 1997 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

         Selected financial data is hereby incorporated by reference to page 3 of the Company's 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Management's discussion and analysis of results of operations and financial condition is hereby incorporated by reference to pages 12 and 13 of the Company's 1997 Annual Report.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Qualitative and quantitative disclosures about market risk is hereby incorporated by reference to page 13 of the Company's 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and supplementary data are hereby incorporated by reference to pages 14 to 23 of the Company's 1997 Annual Report.

(a) Consolidated Balance Sheets as of January 31, 1998 and February 1, 1997

(b) Consolidated Statements of Earnings for each of the three years in the period ended January 31, 1998

(c) Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 1998

(d) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 1998

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

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the directors of the Company is hereby incorporated herein by reference to the section, "Election of Directors", in the Company's 1997 Proxy Statement.

Executive Officers of the Company

     (a) The following persons are the executive officers of the Company as of April 15, 1998, having been elected to their respective offices by the Board of Directors of the Company to serve until the election and qualification of their respective successors:

               Name             Age             Position with the Company
               ----             ---             -------------------------

   Robert C. Nakasone           50          Chief Executive Officer


   Bruce W. Krysiak             47          President and Chief Operating
                                            Officer, and President of U.S.
                                            Toy Store Division


   Louis Lipschitz              53          Executive Vice President and
                                            Chief Financial Officer


   Michael J. Madden            49          Executive Vice President -
                                            President of Operations of
                                            U.S. Toy Store Division


   Richard L. Markee            45          Executive Vice President -
                                            President of Kids "R" Us and
                                            Babies "R" Us Divisions


   Gregory R. Staley            50          Executive Vice President -
                                            President of Toys "R" Us
                                            International Division


    Keith Van Beek              51          Executive Vice President -
                                            President of Merchandising and
                                            Marketing of U.S. Toy Store Division


   Roger Gaston                 42          Senior Vice President -
                                            Human Resources


   Joseph J. Lombardi           36          Vice President - Controller


     (b) The following is a brief account of the business experience during the past five years for each of the executive officers of the Company:

     Mr. Nakasone has been employed by the Company for more than five years. Effective February 1998, he became Chief Executive Officer. From February 1994 to February 1998, he was President and Chief Operating Officer. From prior to 1993 to February 1994, he was Vice Chairman of the Board and President of Worldwide Toy Stores.

     Mr. Krysiak has been employed by the Company since April 1998 as President and Chief Operating Officer and President of U.S. Toy Store Division. From January 1997 to April 1998, he was President and Chief Operating Officer of Dollar General Corporation. From April 1995 to June 1996, he was Chief Operating Officer of Circle K Corporation. From prior to 1993 to December 1994, he was Chairman of Giant Joint Venture.

     Mr. Lipschitz has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President and Chief Financial Officer. From February 1993 to January 1996, he was Senior Vice President - Finance and Chief Financial Officer.

     Mr. Madden has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President of the Company and President of Operations of U.S. Toy Store Division. From March 1995 to January 1996, he was Group Vice President of Store Operations - U.S. Toy Store Division. From February 1993 to February 1995, he was Senior Vice President, Regional Operations and Distribution - U.S. Toy Store Division.

     Mr. Markee has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President of the Company and has served as President of Kids "R" Us Division since March 1993 and Babies "R" Us Division since its inception in September 1995.

     Mr. Staley has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President of the Company and has served as President of Toys "R" Us International Division since August 1995. From prior to 1993 to July 1995, he was Senior Vice President - General Merchandise Manager for Toys "R" Us International Division.

     Mr. Van Beek has been employed by the Company for more than five years. Effective February 1998, he became Executive Vice President of the Company and President of Merchandising and Marketing of U.S. Toy Store Division. Effective August 1995, he became President - Toys "R" Us (Canada) Ltd. From prior to 1993 to August 1995, he was Vice President - Business Development of Toys "R" Us International Division.

     Mr. Gaston has been employed by the Company since December 1996 as Senior Vice President - Human Resources. From September 1993 to November 1996, he was Executive Vice President - Human Resources of Carson, Pirie, Scott and Company. From prior to 1993 to August 1993, he was Group Vice President - Human Resources and Administration of Finest Supermarkets-AHOLD, USA.

     Mr. Lombardi has been employed by the Company since August 1995 as Vice President - Controller. From October 1994 to July 1995, he was a Partner with Ernst & Young LLP, a public accounting firm, and was a Senior Manager with Ernst & Young LLP, since prior to 1993 to September 1994.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is hereby incorporated herein by reference to the sections, "Election of Directors", "Compensation of Directors", "Executive Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Long-Term Incentive Plans - Awards in Last Fiscal Year" in the Company's 1997 Proxy Statement. The sections, "Report of the Management Compensation and Stock Option Committee on Executive Compensation" and "Five-Year Stockholder Return Comparison", in the Company's 1997 Proxy Statement are not incorporated by reference herein. Such sections are furnished solely for information and shall not be deemed to be soliciting material or to be "filed" as a part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the sections, "Principal Stockholders" and "Election of Directors", in the Company's 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(b)  Cautionary Statement Regarding Forward Looking Information

     All of the statements made on this Form 10-K, other than historical facts, are forward looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially. The Company's forward looking statements are based on assumptions about many important factors, including ongoing competitive pressures in the retail industry, changes in consumer spending, general United States economic conditions (such as higher interest rates and consumer confidence), the anticipated decline in credit results from historical levels and normal business uncertainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.

(c) Reports on Form 8-K

     On January 8, 1998, the Company filed a Form 8-K in connection with the Company's announced adoption of a Stockholder Rights Plan.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  TOYS "R" US, INC.
                                  (Registrant)
                                  By Louis Lipschitz, Executive Vice President and Chief Financial Officer
 Date: April 24, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of April, 1998.
        Signature                                   Title
        ---------                                   -----
Michael Goldstein                          Chairman of the Board

Robert C. Nakasone                         Director and Chief Executive Officer
                                           (Principal Executive Officer)

Bruce W. Krysiak                           Director, President and Chief
                                           Operating Officer

Louis Lipschitz                            Executive Vice President and Chief
                                           Financial Officer
                                           (Principal Financial Officer)

Joseph J. Lombardi                         Vice President - Controller
                                           (Principal Accounting Officer)

Robert A. Bernhard                         Director

RoAnn Costin                               Director

Calvin Hill                                Director

Shirley Strum Kenny                        Director

Charles Lazarus                            Director, Chairman Emeritus

Norman S. Matthews                         Director

Howard W. Moore                            Director

Arthur B. Newman                           Director

The foregoing constitute all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

INDEX TO EXHIBITS
-----------------

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

                  Ii) Form of the registrant's 8 1/4% Sinking Fund Debentures due 2017. Incorporated herein by reference to Exhibit 4(a) to Registration Statement No.33-11461.

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

   Exhibit No.                                Document
   -----------                                --------

4                  v)      Substantially  all other long-term debt of registrant
                           (which  other  debt  does  not exceed on an aggregate
                           basis 10% of the total assets  of  the registrant and
                           its   subsidiaries   on   a  consolidated  basis)  is
                           evidenced  by,  among  other  things,  (i) industrial
                           revenue  bonds  issued  by   industrial   development
                           authorities   and   guaranteed  by  registrant,  (ii)
                           mortgages held by third parties  on real estate owned
                           by registrant, (iii) stepped  coupon guaranteed bonds
                           held by a third  party  and  guaranteed by registrant
                           and   (iv)   an   agreement  under  which  registrant
                           guaranteed certain yen-denominated loans made by a third party subsidiary of registrant. Registrant will file with the Securities and Exchange Commission (the
                           "Commission")copies of constituent documents relating to such upon request of the Commission.

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

10O Shareholders Agreement, dated October 1, 1996, by and among registrant, Jack P.Tate and Linda
                                  M. Robertson. Incorporated by reference to Exhibit A to Exhibit 2 to registrant's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996, File No. 1-11609 (the "Form 10-Q").




* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

   Exhibit No.                               Document
   -----------                               --------

10P*                              Retention Agreements
                                  --------------------

                                  - Retention Agreement between Toys "R" Us, Inc. and Roger Gaston dated as of May 1, 1997.

                                  - Retention Agreement between Toys "R" Us, Inc. and Louis Lipschitz dated as of May 1, 1997.

                                  - Retention Agreement between Toys "R" Us, Inc. and Michael J. Madden dated as of May 1, 1997.

                                  - Retention Agreement between Toys "R" Us, Inc. and Richard L. Markee dated as of May 1, 1997.

                                  - Retention Agreement between Toys "R" Us, Inc. and Gregory R. Staley dated as of May 1, 1997.

                                  Each  incorporated   herein  by  reference  to
                                  Exhibit 10P to registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 1997.

10Q Form of Rights Agreement, dated as of January 7, 1998, between Toys "R" Us, Inc. and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Rights Certificate and, as Exhibit B, the Summary of Rights to Purchase Common Stock (incorporated herein by reference to Exhibit 1 to registrant's Report on Form 8-K dated January 7, 1998).

10R*                              Retention  Agreement between Toys "R" Us, Inc.
                                  and Michael Goldstein dated as of February 25, 1998.

10S*                              Retention  Agreement between Toys "R" Us, Inc.
                                  and Robert C. Nakasone dated as of February 25, 1998.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14 (c) hereof.

   Exhibit No.                             Document
   -----------                             --------

10T*                              Retention  Agreement between Toys "R" Us, Inc.
                                  and Keith Van Beek dated as of February 25, 1998.

10U*                              Retention  Agreement between Toys "R" Us, Inc.
                                  and Bruce W. Krysiak dated as of February 12, 1998.

13 Registrant's Annual Report to Stockholders for the year ended January 31, 1998. Except for the portions thereof that are expressly incorporated by reference into this report, such Annual Report is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this report.

21                                Subsidiaries of registrant.

23                                Consent of Independent Auditors, Ernst & Young
                                  LLP.

27.1                              Financial Data Schedule for the year ended
                                  January 31, 1998.

27.2                              Financial Data Schedule for the year ended
                                  February 1, 1997 - Restated.

27.3                              Financial Data Schedule for the year ended
                                  February 3, 1996 - Restated.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14 (c) hereof.