Form 10-Q
period 1998-05-01
TOYS R US INC
filed 1998-06-15
CIK 1005414

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the quarterly period ended May 2, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

275,793,811 shares of the registrant's Common Stock were outstanding on May 26, 1998.

                                      INDEX


                                                                            PAGE
PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets............................2

              Condensed Consolidated Statements of Earnings....................3

              Condensed Consolidated Statements of Cash Flows..................4

              Notes to Condensed Consolidated Financial
              Statements.......................................................5

       Item 2. Management's Discussion and Analysis of Results of Operations and
       Financial Condition.....................................................6

PART II - OTHER INFORMATION....................................................8

SIGNATURES....................................................................10


                        TOYS "R" US, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                  (In millions)



                                               May 2,   May 3,   January 31,
                                                1998     1997       1998

ASSETS
Current Assets:
  Cash and cash equivalents                     $  438    $  277     $  214
  Accounts and other receivables                   178       169        175
  Merchandise inventories                        2,656     2,552      2,464
  Prepaid expenses and other current assets         60        60         51

     Total current assets                        3,338     3,058      2,904

Property and equipment, net and other assets     4,741     4,478      4,703
Goodwill, net                                      354       363        356

                                                $8,433    $7,899     $7,963


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings                         $  824   $   606     $  134
  Accounts payable                               1,446     1,377      1,280
  Accrued expenses and other current liabilities   443       398        680
  Income taxes payable                             161       118        231

     Total current liabilities                   2,874     2,499      2,325


Long-term debt                                     867       906        851
Deferred income taxes                              223       227        219
Other liabilities                                  122       175        140
Stockholders' equity                             4,347     4,092      4,428


                                               $ 8,433   $ 7,899    $ 7,963


See notes to condensed consolidated financial statements.




                       TOYS "R" US, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                       (In millions except per share data)


                                                       13 Weeks Ended
                                                  May 2,                 May 3,
                                                   1998                   1997

Net sales                                      $  2,043               $  1,924

Costs and expenses:
      Cost of sales                               1,417                  1,326
      Selling, advertising, general &               518                    480
      administrative
      Depreciation and amortization                  61                     56
      Interest expense - net                         17                     16

                                                  2,013                  1,878

Earnings before taxes on income                      30                     46
Taxes on income                                      11                     17
Net earnings                                    $    19                $    29

Basic earnings per share                        $   .07                $   .10
Weighted average basic shares outstanding         280.2                  286.9

Diluted earnings per share                      $   .07                $   .10
Weighted average diluted shares outstanding       282.3                  288.8



See notes to condensed consolidated financial statements.




                       TOYS "R" US, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)



                                                             13 Weeks Ended
                                                        May 2,            May 3,
                                                         1998              1997


Cash flows from operating activities:
Net earnings                                           $   19            $   29
Adjustments to reconcile net earnings to net
cash  used in operating activities:
   Depreciation and amortization                           62                56
   Deferred income taxes                                    4                 4
   Changes in operating assets and liabilities:
       Merchandise inventories                           (192)             (337)
       Accounts payable and other operating
       liabilities                                       (161)             (216)
       Other operating assets                             (11)              (52)
   Net cash used in operating activities                 (279)             (516)

Cash flows used in investing activities:
Capital expenditures, net                                 (80)              (64)

Cash flow from financing activities:
Short-term borrowing, net                                 691               303
Long-term borrowings                                       31                 9
Long-term debt repayment                                  (10)             (120)
Exercise of stock options                                  14                 5
Share repurchase program                                 (150)              (88)
   Net cash provided by financing activities              576               109

Effect of exchange rate changes on cash and
cash equivalents                                            7               (13)
Cash and cash equivalents:
Increase/(decrease) during period                         224              (484)
Beginning of period                                       214               761
End of period                                          $  438            $  277

Supplemental disclosures of cash flow information:
Income taxes paid                                      $   73            $   68

Interest paid                                          $   23            $   25



See notes to condensed consolidated financial statements.



                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)

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

2.       Comprehensive Income

         As of February 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were only reported as a separate component of stockholders' equity, to also be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         Comprehensive income (loss) amounted to $48 million and ($16) for the first quarter ended May 2, 1998 and May 3, 1997, respectively, as a result of the change in foreign currency translation adjustments.

3.       Other Matters

         See Part II - Item I - Legal Proceedings.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

Results of Operations

Total sales increased 6% to $2.0 billion for the first quarter ended May 2, 1998, as compared with $1.9 billion for the first quarter ended May 3, 1997. Excluding the impact of foreign currency, total sales increased 7% in the first quarter of 1998, as compared with the first quarter of 1997. The increase in total sales is attributable to the Company's continued store expansion and the increase in comparable store sales during this period.

Comparable USA toy store sales increased by 2% for the first quarter of 1998, as compared with the first quarter of 1997. The increase was primarily driven by strong sales of video software merchandise and diecast cars. Internationally, the Company experienced a low single digit comparable toy store sales decrease in local currency for the first quarter of 1998, as compared with the first quarter of 1997. The comparable sales decreases were due primarily to the impact of price deflation relating to video game systems as well as the cycling against the release of Nintendo 64 in most of Europe a year ago. The Company's Babies "R" Us division had a comparable store sales increase in the mid-teens for the quarter, driven by an increase in customer counts as well as an increase in our average sale per customer. The Company's Kids "R" Us division experienced a mid single digit comparable store sales increase due in part to very strong Easter sales this year.

Cost of sales, as a percentage of sales, increased by approximately 0.4% for the first quarter of 1998, as compared with the first quarter of 1997. The increase was in part due to higher sales of lower margin video software merchandise throughout the world as well as a decrease in the sales of higher margin action figures.

Selling, advertising, general and administrative expenses as a percentage of sales increased by approximately .4% for the first quarter of 1998, as compared with the first quarter of 1997, primarily as a result of our strategic investments for the future, including consulting fees, as well as the impact of our sales performance versus the prior year.

Depreciation and amortization increased by $5 million for the first quarter of 1998, as compared with the first quarter of 1997 as a result of the Company's continued store expansion and growth.

Net interest expense increased by approximately $1 million for the first quarter of 1998, as compared with the first quarter of 1997 due to the increase in short-term borrowings discussed below.

Foreign currency exchange did not have a material effect on net earnings for the first quarter ended May 2, 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (continued)

Financial Condition

In 1998, the Company plans to open approximately 5 toy stores in the United States. The Company's expansion plans also include opening approximately 15 to 20 new Babies "R" Us stores in the United States. Internationally, the Company will open approximately 35 new toy stores including 15 franchise stores.

Short-term borrowings, net of investments increased by approximately $57 million at May 2, 1998 as compared with May 3, 1997 due primarily to cash used for the Company's share repurchase program and increased capital expenditures. Accordingly, the current ratio has declined to 1.16 to 1 at May 2, 1998, as compared with 1.22 to 1 at May 3, 1997.

The Company repurchased 5.3 million shares of its common stock through its share repurchase programs for $150 million during the first quarter of 1998. The Company completed its original $1 billion share repurchase program, that was announced in January 1994, by repurchasing a total of 31.5 million shares since its inception. The Company began its new $1 billion share repurchase program announced in January 1998, by repurchasing 3.4 million shares of its common stock for $97 million during the first quarter.

On June 1, 1998, the Company called and retired $63 million of its 8.25% sinking fund debentures. These borrowings will be replaced with short-term borrowings carrying lower interest rates. The charge related to this early extinguishment is approximately $4 million on a pre-tax basis, which will be recorded in the second quarter.

Annual capital expenditures for new and existing facilities are estimated to be approximately $450 million. Cash requirements for operations, capital expenditures, lease commitments, the early debt extinguishment and the share repurchase program will be met primarily through operating activities, borrowings under the $1 billion revolving credit facility, issuance of short-term commercial paper and bank borrowings by foreign subsidiaries.


Weighted average diluted common equivalent shares decreased to 282.3 million for the period ended May 2, 1998 from 288.8 million at May 3, 1997, due primarily to the Company repurchasing shares under the Company's $1 billion share repurchase programs.

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

                  Since the commencement of the FTC proceeding, several class action suits have been filed against the Company in various federal courts and in State courts in Alabama, California and New Jersey alleging that the Company has violated certain federal and state competition laws as a consequence of the behavior alleged in the FTC complaint. In addition, the attorneys general of forty-four states, the District of Columbia and Puerto Rico have filed a suit against the Company in their capacity as representatives of the consumers of their states, alleging that the Company has violated federal and state antitrust laws as a consequence of the behavior alleged in the FTC complaint. These suits seek damages in unspecified amounts and other relief under state and/or federal law. The federal class action and attorneys general suits have been consolidated for pre-trial purposes in the United States District Court for the Eastern District of New York.

                  The Company believes that both its policy and its conduct in connection with the foregoing are within the law and plans to contest these actions vigorously. The Company also believes that these actions will not have a material adverse effect on its financial condition, results of operations or cash flows.

Item 6.           Exhibits and Reports on Form 8-K


                  (a) Exhibit 27.1 - Financial Data Schedule for the quarter ended May 2, 1998.

                  (b) Exhibit 27.2 - Financial Data Schedule for the quarter ended May 3, 1997 Restated.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











         Date:    June 16, 1998                     Toys "R" Us, Inc.
                                                    -----------------
                                                    (Registrant)





                                                    s/ Louis Lipschitz
                                                    (Signature)
                                                    Louis Lipschitz
                                                    Executive Vice President and
                                                    Chief Financial Officer