Form 10-Q
period 1998-08-01
TOYS R US INC
filed 1998-09-04
CIK 1005414

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended August 1, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

261,322,061 shares of the registrant's Common Stock were outstanding on August 25, 1998.

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

     Item 2. Management's Discussion and Analysis of Results of Operations and
     Financial Condition.......................................................6

PART II - OTHER INFORMATION....................................................8

SIGNATURES....................................................................10


                  TOYS "R" US, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Unaudited)
                            (In millions)


                                                 August 1, August 2, January 31,
                                                    1998      1997       1998

ASSETS
Current Assets:
  Cash and cash equivalents                   $    273    $    227     $    214
  Accounts and other receivables                   157         158          175
  Merchandise inventories                        2,745       2,972        2,464
  Prepaid expenses and other current assets         76          72           51

       Total current assets                      3,251       3,429        2,904

Property and equipment, net and other assets     4,765       4,563        4,703
Goodwill, net                                      351         361          356


                                              $  8,367    $  8,353     $  7,963

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings                       $  1,255    $    857     $    134
  Accounts payable                               1,312       1,676        1,280
  Accrued expenses and other current liabilities   404         382          680
  Income taxes payable                             145          66          231

       Total current liabilities                 3,116       2,981        2,325


Long-term debt                                     787         905          851
Deferred income taxes                              227         231          219
Other liabilities                                  161         116          140
Stockholders' equity                             4,076       4,120        4,428

                                              $  8,367    $  8,353     $  7,963


           See notes to condensed consolidated financial statements.


                       TOYS "R" US, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                       (In millions except per share data)

                                                             13 Weeks Ended              26 Weeks Ended

                                                         August 1,      August 2,      August 1,      August 2,
                                                           1998            1997          1998           1997
Net Sales                                              $    2,020       $    1,989     $    4,063     $    3,913

Costs and expenses:
     Cost of sales                                          1,390            1,355          2,807          2,681
     Selling, advertising, general &
     administrative                                           520              502          1,038            981
     Depreciation and amortization                             61               55            122            112
     Interest expense - net                                    27               19             44             35


                                                            1,998            1,931          4,011          3,809

Earnings before income taxes                                   22               58             52            104
Income taxes                                                    8               21             19             38
Net earnings                                           $       14       $       37     $       33     $       66



Basic earnings per share                               $      .05       $      .13     $      .12     $      .23
Weighted average basic shares outstanding                   273.0            285.7          276.6          286.3

Diluted earnings per share                             $      .05       $      .13     $      .12    $       .23
Weighted average diluted shares outstanding                 273.6            289.4          278.0          288.9


            See notes to condensed consolidated financial statements.


                       TOYS "R" US, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (Unaudited)
                                  (In millions)
                                                                26 Weeks Ended
                                                       August 1,             August 2,
                                                           1998                  1997

Cash flows from operating activities:
Net Earnings                                            $    33              $     66
Adjustments to reconcile net earnings to net
cash used in operating activities:
     Depreciation and amortization                          122                   112
     Deferred income taxes                                    8                     9
     Changes in operating assets and liabilities:
          Merchandise inventories                          (281)                 (758)
          Accounts payable and other operating liabilities (310)                  (44)
          Other operating assets                             (6)                  (64)
     Net cash used in operating activities                 (434)                 (679)

Cash flows used in investing activities:
Capital expenditures, net                                  (180)                 (251)

Cash flow from financing activities:
Short-term borrowings, net                                1,121                    553
Long-term borrowings                                         31                      9
Long-term debt repayments                                   (79)                  (131)
Exercise of stock options                                    15                     39
Share repurchase program                                   (420)                   (88)
     Net cash provided by financing activities              668                    382

Effect of exchange rate changes on cash and
cash equivalents                                              5                     14
Cash and cash equivalents:
Increase/(decrease) during period                            59                   (534)
Beginning of period                                         214                    761
End of period                                           $   273                $   227

Supplemental disclosures of cash flow information:
Income tax payments                                     $    95                $   122

Interest payments                                       $    49                $    57

            See notes to condensed consolidated financial statements

                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  (In millions)

1.       Interim Reporting

         The interim financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist primarily of normal recurring accruals), have been made and the interim financial statements present fairly the consolidated financial condition and operating results for the unaudited periods. Because of the seasonal nature of the Company's business, results for interim periods are not indicative of results to be expected for the fiscal year.

2.       Comprehensive Income

         As of February 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires changes in the Company's foreign currency translation adjustments, which prior to adoption were only reported as a separate component of stockholders' equity, to also be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         Comprehensive income (loss) amounted to ($2) million and ($6) million for the second quarter ended August 1, 1998 and August 2, 1997, respectively. For the 26 weeks ended August 1, 1998 and August 2, 1997 comprehensive income (loss) amounted to $46 million and $(22) million, respectively, as a result of the change in foreign currency translation adjustments.

3.       Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

4.       Other Matters

         See Part II - Item I - Legal Proceedings.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

Results of Operations

Total sales were $2 billion for the second quarter ended August 1, 1998 and August 2, 1997. For the first six months of 1998, sales increased 5% to $4.1 billion as compared with $3.9 billion for the first six months of 1997. Excluding the impact of foreign currency, total sales increased 4% in the second quarter and 5% for the first six months of 1998, as compared with the same periods in the prior year. The increase in total sales is attributable to the Company's continued store expansion.

Comparable USA toy store sales decreased by 2% for the second quarter of 1998, and were flat for the first six months as compared with the same periods in 1997. The decrease was primarily due to lower sales of video hardware, including the impact of price  deflation,  as well as lower sales of virtual
pets,  plush and action   figures,   all  of  which  had  very  strong   sales
the prior year. Internationally, the Company experienced a same store sales decrease due to last year's strong sales in video hardware sold at much higher price points, lower sales of virtual pets, as well as the downturn in the Japanese economy.

Cost of sales, as a percentage of sales, increased by approximately .8% and .6% for the second quarter and the first six months of 1998, respectively, as compared with the same periods in 1997. This was due in part to higher sales of lower margin video software merchandise throughout the world as well as a decrease in the sales of higher margin action figures.

Selling, advertising, general and administrative expenses as a percentage of sales increased by .6% and .4 % for the second quarter and the first six months of 1998, respectively, as compared with the same periods in 1997. This was due to strategic investments for the future, which were not leveraged by a significant increase in sales.

Depreciation and amortization increased by $6 million and $10 million for the second quarter and the first six months of 1998, respectively, as compared with the same periods in 1997 as a result of the Company's continued store expansion and growth.

Net interest expense increased by approximately $8 million and $9 million for the second quarter and the first six months of 1998, respectively, as compared with the same periods in 1997 due to the increase in short-term borrowings discussed below and the inclusion of a $4 million charge in 1998 relating to the early extinguishment of debt.

Foreign currency exchange did not have a material effect on net earnings for the second quarter or the first six months of 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (continued)

Financial Condition

In 1998, the Company plans to open approximately 5 toy stores in the United States. In addition, the Company's expansion plans include opening approximately 15 to 20 new Babies "R" Us stores in the United States, and approximately 35 new toy stores internationally, including 15 franchise stores.

Short-term borrowings, net of investments increased by approximately $352 million at August 1, 1998 as compared with August 2, 1997 due primarily to cash used for the Company's share repurchase program and the early extinguishment of $67 million of 8 1/4% debentures. Accordingly, the current ratio has declined to
1.04 to 1 at August 1, 1998, as compared with 1.15 to 1 at August 2, 1997. As of August 1, 1998, the Company has reduced consolidated inventory levels by $227 million from the prior year. Extensive reviews of all inventory categories and the entire supply chain management process continues as the Company seeks to determine the optimum inventory category levels.

The Company repurchased nearly 16 million shares of its common stock through its share repurchase programs for $420 million during the first six months of 1998. The Company completed its $1 billion share repurchase program, announced in January 1994, and has $633 million remaining in its new $1 billion share repurchase program announced in January 1998. As discussed in the Company's January 31, 1998 Annual Report on Form 10K, the Company is in the process of analyzing all aspects of its business to identify actions that could enhance shareholder returns.

Annual capital expenditures for new and existing facilities are estimated to be approximately $450 million. Cash requirements for operations, capital expenditures, lease commitments, and the share repurchase program will be met primarily through operating activities, borrowings under the $1 billion revolving credit facility, issuance of short-term commercial paper and bank borrowings by foreign subsidiaries.

Weighted average diluted common equivalent shares decreased to 273.6 million for the quarter ended August 1, 1998, compared with 289.4 million for the same period in 1997. For the six month period ended August 1, 1998, weighted average diluted common equivalent shares decreased to 278.0 million compared with 288.9 million for the same period in 1997. The decrease was due primarily to the Company repurchasing shares under the share repurchase programs.


Year 2000

The Company is modifying significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. In addition, the Company has initiated formal communications with all of its significant suppliers and expects all modifications and conversions to be completed on a timely basis. The total cost for the Year 2000 project is not material to any one year and is being expensed as incurred.

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



 Item 4.                   Submission of Matters to a Vote of Security Holders

                           At the Annual Meeting of the Company's stockholders on June 3, 1998 all of management's nominees for director were elected.

                           Management's   nominees  for  director  received  the
                           following votes:


                                                                       Number of Shares        Withheld Votes

                           Robert A. Bernhard                              232,566,156            6,134,201
                           RoAnn Costin                                    232,582,605            6,117,752
                           Michael Goldstein                               232,582,855            6,117,502
                           Calvin Hill                                     232,580,282            6,120,075
                           Shirley Strum Kenny                             232,582,590            6,117,767
                           Bruce W. Krysiak                                232,577,647            6,122,710
                           Charles Lazarus                                 232,579,800            6,120,557
                           Norman S. Matthews                              232,582,912            6,117,445
                           Howard W. Moore                                 232,584,043            6,116,314
                           Robert C. Nakasone                              232,544,119            6,156,238
                           Arthur B. Newman                                232,584,512            6,115,845




Item 6.           Exhibits and Reports on Form 8-K


                  (a) Exhibit 27.1 - Financial Data Schedule for the quarter ended August 1, 1998.

                  (b)    Exhibit  27.2 - Financial  Data  Schedule  for the quarter ended August 2, 1997 Restated.


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











         Date:    September 4, 1998                Toys "R" Us, Inc.
                                                   -----------------
                                                   (Registrant)



                                                   s/ Louis Lipschitz
                                                   (Signature)
                                                   Louis Lipschitz
                                                   Executive Vice President and
                                                   Chief Financial Officer