Form 10-Q
period 1998-10-31
TOYS R US INC
filed 1998-12-15
CIK 1005414

SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549

                                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                        ACT OF 1934

                      For the quarterly period ended October 31, 1998

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

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         251,024,719    shares   of   the    registrant's    Common   Stock
         were outstanding on November 24, 1998.

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

Item 2. Management's Discussion and Analysis of Results of Operations and
Financial Condition............................................................7

PART II - OTHER INFORMATION

          Item 1. Legal Proceedings ..........................................11

          Item 5. Other Information ..........................................11

          Item 6. Exhibits and Reports on Form 8-K  ..........................12

SIGNATURES....................................................................13


                  TOYS "R" US, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Unaudited)
                            (In millions)
                                     October 31,     November 1,     January 31,
                                           1998            1997           1998
ASSETS


Current Assets:
 Cash and cash equivalents               $   250          $ 283            $ 214
 Accounts and other receivables              167            174              175
 Merchandise inventories                   3,256          3,923            2,464
 Prepaid expenses and other current assets    79             74               51

              Total current assets         3,752          4,454            2,904

Property and equipment,net and other assets4,789          4,677            4,703
Goodwill, net                                349            358              356


                                         $ 8,890        $ 9,489          $ 7,963

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings                  $ 1,723       $  1,261           $  134
  Accounts payable                         2,027          2,290            1,280
  Accrued expenses and
  other current liabilities                  469            488              680
  Income taxes payable                        98             54              231

     Total current liabilities             4,317          4,093            2,325

Long-term debt                               817            901              851
Deferred income taxes                        168            235              219
Other liabilities                            247            129              140
Stockholders' equity                       3,341          4,131            4,428


                                        $  8,890       $  9,489         $  7,963

           See notes to condensed consolidated financial statements.



                         TOYS "R" US, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                           (In millions except per share data)

                                          13 Weeks Ended          39 Weeks Ended

                                      October 31,    November 1,    October 31,    November 1,
                                           1998           1997            1998           1997

Net sales                               $  2,171       $  2,142         $  6,234     $   6,055
Costs and expenses:
Cost of sales                              1,831          1,456            4,638         4,136
Selling, advertising, general &
administrative                               600            533            1,638         1,514
Restructuring charge                         294              -              294             -
Depreciation and amortization                 65             59              187           171
Interest expense - net                        28             22               72            58

                                           2,818          2,070            6,829         5,879



Loss)/earnings before income taxes          (647)            72             (595)          176
Income tax (benefit)/expense                (172)            26             (153)           64
Net (loss)/earnings                     $   (475)       $    46         $   (442)     $   (112)

Basic (loss)/earnings per share         $   (1.85)      $   .16         $   (1.64)    $    .39
Weighted average basic shares outstanding  257.4         284.9             270.2        285.8

Diluted (loss)/earnings per share       $    (1.85)     $   .16         $  (1.64)     $   .39
Weighted average diluted shares outstanding 257.4        288.9            270.2        288.7


    See notes to condensed consolidated financial statements.


             TOYS "R" US, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                        (Unaudited)
                        (In millions)
                                                      39 Weeks Ended
                                                 October 31,    November 1,
                                                       1998           1997

Cash flows from operating activities:
Net (loss)/earnings                               $    (442)       $    112
Adjustments  to  reconcile  net  earnings
to net  cash  used in operating activities:
 Restructuring and other charges                        546               -
 Depreciation and amortization                          187             171
 Deferred income taxes                                  (51)             13
 Changes in operating assets and liabilities:
  Merchandise inventories                            (1,143)         (1,709)
  Accounts payable and other operating liabilities      510             677
  Other operating assets                                (87)            (67)
 Net cash used in operating activities                 (480)           (803)

Cash flows used in investing activities:
Capital expenditures, net                              (308)           (388)

Cash flow from financing activities:
Short-term borrowings, net                            1,590             958
Long-term borrowings                                     31              10
Long-term debt repayments                               (78)           (136)
Exercise of stock options                                16              58
Share repurchase program                               (705)           (212)
  Net cash provided by financing activities             854             678

Effect of exchange rate changes on cash and
cash equivalents                                        (30)             35
  Cash and cash equivalents:
  Increase/(decrease) during period                      36             (478)
  Beginning of period                                   214              761
  End of period                                     $   250          $   283
  Supplemental disclosures of cash flow information:
  Income tax payments                               $   111          $   154
  Interest payments                                 $    85          $    79



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

         Comprehensive (loss) income amounted to $(456) million and $116 million for the third quarter ended October 31, 1998 and November 1, 1997, respectively. For the 39 weeks ended October 31, 1998 and November 1, 1997 comprehensive (loss) income amounted to $(411) million and $94 million, respectively, as a result of the change in foreign currency translation adjustments.

3.       Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt in its fiscal year beginning February 2000. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                               TOYS "R" US, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)
                                         (In millions)



4.       Restructuring and Other Charges

         On  September   16,  1998,   the  Company   announced   strategic
         initiatives to reposition its worldwide business, as well as other charges resulting in a total charge of $333 million ($265 million net of tax benefits, or $1.03 and $.98 per share for the third quarter and the first nine months of 1998, respectively). The Company determined that the strategic initiatives required a restructuring charge of $294 million to close and/or downsize stores, distribution centers and administrative functions. This worldwide plan includes the closing of 50 toy stores in the International division, predominately in continental Europe, and 9 in the United States that do not meet the Company's return objectives. The Company will also close 31 Kids "R" Us stores, convert 26 nearby US toy stores and downsize its 2 Kids World stores into combination stores in the new C-3 format discussed below. Combination stores include toys and an apparel selling space of approximately 5,000 square feet. Other charges consist primarily of changes in accounting estimates of $39 million recorded in selling, general and administrative expenses. Of the total restructuring and other charges, $149 million relates to operations in the United States and $184 million relates to International operations. Unused reserves of $171 million are estimated to be utilized in the fourth quarter of 1998 and throughout 1999, with the exception of long-term lease commitments, which will be utilized throughout 1999 and thereafter.

5.       Inventory Markdowns and Other Charges

         On September 16, 1998, the Company announced markdowns and other charges to cost of sales of $345 million ($229 million net of tax benefits, or $.89 and $.85 per share for the third quarter and first nine months of 1998, respectively). The Company has designed a new store format called C-3 which stands for Customer friendly, Cost-effective and Concept for the future. The Company plans to convert approximately 200 US toy stores to the new C-3 format in 1999. Of this charge, $253 million was related to markdowns required to clear excess inventory from its stores so the Company can proceed with its new C-3 store format on an accelerated basis. Another component of the charge was inventory markdowns of $29 million related to the closing and/or downsizing of stores discussed in footnote 4, above. The Company also recorded charges to cost of sales of $63 million related to inventory system refinements and changes in accounting estimates. Unused reserves of $221 million are estimated to be utilized in the fourth quarter of 1998 and throughout 1999. Of these charges, $288 million relate to operations in the United States and $57 million relate to International operations.

6.       Other Matters

         See Part II - Item I - Legal Proceedings.
                                                             6

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                                     AND FINANCIAL CONDITION

Results of Operations
Total sales were $2.2 billion for the third quarter ended October 31, 1998, as compared with $2.1 billion for the third quarter ended November 1, 1997, an increase of 1.4%. For the first nine months of 1998, sales increased 3% to $6.2 billion as compared with $6.1 billion for the first nine months of 1997. Excluding the impact of foreign currency, total sales increased 2% in the third quarter and 4% for the first nine months of 1998, as compared with the same periods in the prior year. The increase in total sales is attributable to the Company's continued store expansion.

Comparable USA toy store sales decreased by 5% for the third quarter and 2% for the first nine months of 1998, as compared with the same periods in 1997. The decrease was primarily due to lower sales of video hardware, including the impact of price deflation, as well as lower sales of virtual pets, plush and action figures, all of which had strong sales in the same periods in the prior year. Internationally, the Company experienced a same store sales decrease due to last year's strong sales in video hardware sold at much higher price points, lower sales of virtual pets, as well as the downturn in the Japanese economy.

Cost of sales as a percentage of sales increased by 16.3% and 6.1% for the third quarter and first nine months of 1998, respectively, as compared with the same periods in 1997. Cost of sales was negatively impacted by clearance markdowns of $253 million, markdowns related to strategic initiatives of $29 million, and inventory system refinements and changes in accounting estimates of $63 million discussed below. Before the impact of these charges, cost of sales as a percentage of sales increased by .4% and .6% for the third quarter and the first nine months of 1998, respectively, as compared with the same periods in 1997. This increase was due to a change in the sales mix consisting of a decrease in the sales of both higher margin action figures related to the strength of Star Wars a year ago and higher margin virtual pets, as well as higher sales of lower margin video software merchandise.

Selling, advertising, general and administrative expenses (SG&A) as a percentage of sales increased by 2.7% and 1.3% for the third quarter and first nine months of 1998, respectively, as compared with the same periods in 1997. 1998 SG&A includes $39 million of changes in accounting estimates discussed below. Before the impact of the changes in estimates, the increase in SG&A as a percentage of sales was .9% and .6% for the third quarter and the first nine months of 1998, respectively, as compared with the same periods in 1997. This increase was due primarily to new stores that opened in the latter half of 1997.

Depreciation and amortization increased by $6 million and $16 million for the third quarter and the first nine months of 1998, respectively, as compared with the same periods in 1997 as a result of the Company's continued store expansion and growth.

As a result of extensive consumer research and renewed customer focus, the Company is bringing together a number of successfully tested concepts into its new C-3 store format, which stands for Customer friendly, Cost-effective and Concept for the future. The Company combined what was learned from the Concept 2000 remodels with a strong focus on improving the merchandise offerings at the stores, and has included more feature shops in the new C-3 stores. The Company believes that the result will be a customer friendly store that will emphasize the Company's strong selection, improve the customer's shopping

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION
                              (continued)
Results of Operations (continued)

experience and enable the Company to better demonstrate price value. The Company plans to convert approximately 200 US toy stores to the new C-3 format in 1999.

On September 16, 1998, the Company announced strategic initiatives and other charges to reposition its worldwide business including the customer-focused reformatting of its toy stores into the new C-3 format and restructuring its International operations which resulted in a charge of $333 million ($265 million net of tax benefits). The strategic initiatives resulted in a restructuring charge of $294 million. The other charges of $39 million primarily consist of changes in accounting estimates. The Company is closing and/or downsizing underperforming stores and consolidating distribution centers and administrative offices. Details on the components of the charges are described in the Notes to the Condensed Consolidated Financial Statements. Unused reserves of $171 million are estimated to be utilized in the fourth quarter of 1998 and throughout 1999, with the exception of long-term lease commitments, which will be utilized throughout 1999 and thereafter.

The Company also announced markdowns and other charges of $345 million ($229 net of tax benefits). Of this charge, $253 million was related to markdowns required to clear excess inventory from stores. These markdowns should enable the Company to achieve its optimal inventory assortment, improve controls, and streamline systems so that it can proceed with the C-3 conversions on an accelerated basis. The Company's objective with its new C-3 concept is to provide customers with a better shopping experience leading to increased sales and higher inventory turns. In addition, the Company recorded $29 million in markdowns related to the store closings discussed above. The Company also recorded charges to cost of sales of $63 million related to inventory system refinements and changes in accounting estimates. Unused reserves of $221 million are estimated to be utilized in the fourth quarter of 1998 and throughout 1999. Details of the markdowns and other charges are described in the Notes to the Condensed Consolidated Financial Statements.

The implementation of the strategic initiatives, markdowns and other charges described above are expected to have a significant positive effect on Economic Value Added or "EVA". EVA is the management system adopted by the Company to determine whether its business initiatives and investments provide an adequate return to its stockholders. The strategic initiatives, markdowns and other charges are also expected to improve the Company's free cash flow and increase operating earnings by more than $75 million in 1999, and even more thereafter.

Net interest expense increased by approximately $6 million and $14 million for the third quarter and the first nine months of 1998, respectively, as compared with the same periods in 1997. This was due to the increase in short-term borrowings discussed below and the $4 million charge in the second quarter of 1998 relating to the early extinguishment of debt.

Foreign currency exchange did not have a material effect on net earnings for the third quarter or the first nine months of 1998.

Financial Condition
The Company opened 5 new toy stores and 13 new Babies "R" Us stores in the United States this year. The Company plans to open an additional 2 new Babies "R" Us stores in the United States by the end of 1998. The Company closed 3 Kids "R" Us stores in the United States this year. Internationally, the Company has opened 27 new toy stores this year and plans on opening one additional franchise toy store

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION
                                (continued)
Financial Condition (continued)

by the end of 1998. The Company has closed 3 stores in the International division.

Short-term borrowings, net of investments increased by approximately $495 million at October 31, 1998 as compared with November 1, 1997 due primarily to cash used for the Company's share repurchase program and the early extinguishment of $67 million principal amount of its of 8 1/4% debentures. The current ratio has declined to .87 to 1 at October 31, 1998, as compared with
1.09 to 1 at November 1, 1997. This decline is due to the Company's strategic repositioning program as well as the increase in short-term borrowings. As of October 31, 1998, the Company has reduced consolidated inventory levels by $667 million as compared with the end of the third quarter last year. This reduction is due to the markdowns discussed in Note 5 of the Condensed Consolidated Financial Statements as well as the Company's effort to reduce consolidated store for store inventory levels. The reductions have had a positive impact on the Company's free cash flow, in turn enabling the Company to pursue the stock buy back program.

The Company repurchased over 31 million shares of its common stock through its share repurchase programs for a total of $705 million during the first nine months of 1998. The Company completed its $1 billion share repurchase program, announced in January 1994, and has $348 million remaining in its new $1 billion share repurchase program announced in January 1998.

Annual capital expenditures for new and existing facilities are estimated to be approximately $450 million in 1998. Cash requirements for operations, capital expenditures, lease commitments, and the share repurchase program are expected to be met primarily through operating activities, borrowings under the $1 billion revolving credit facility, issuance of short-term commercial paper and bank borrowings by foreign subsidiaries.

Weighted average diluted common equivalent shares decreased to 257.4 million for the quarter ended October 31, 1998, compared with 288.9 million for the same period in 1997. For the nine month period ended October 31, 1998, weighted average diluted common equivalent shares decreased to 270.2 million compared with 288.7 million for the same period in 1997. The decrease was due primarily to the Company repurchasing shares under the share repurchase programs.

Year 2000

The Company has been evaluating and addressing Year 2000 issues since the first quarter of 1997. Year 2000 issues are those related to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. The Company's Year 2000 project includes four major elements: 1) information technology (IT) systems, 2) non - IT systems, 3) relationships with key business partners and 4) contingency planning. Approximately 95% of the required coding conversions on IT and non-IT systems are expected to be completed by the end of this fiscal year. The Company plans to complete all known remaining coding conversions by the end of the first quarter of 1999. The Company is utilizing both internal and external resources to implement the conversion of our systems for Year 2000 compliance.

The total estimated cost to achieve Year 2000 compliance is approximately $25 million, which is being expensed as incurred. These estimates exclude internal labor and related costs. Approximately $13
                                                             9

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                (continued)

Year 2000 (continued)

million of these costs have been incurred through the end of the third quarter. All of these costs are being funded through cash flows from operations. The Company has identified significant business partners and is working closely with them to understand their Year 2000 compliance status. The Company anticipates minimal business interruption to occur as a result of Year 2000 issues within its control. However, possible consequences include, but are not limited to, loss of communication links with store locations, loss of electric power, delayed product deliveries from major suppliers, and the inability to process transactions or engage in similar normal business activities. In addition, not all customer situations can be anticipated. The Company may experience an increase of sales returns of products containing hardware or software components. Such returns, if they occur, are likely to be the responsibility of the manufacturers and are not expected to be material to the Company's financial condition or results of operations. The Company believes the readiness of third parties is the most significant area of risk to the Company related to Year 2000. However, the Company also believes that ongoing communication with and assessment of readiness of these third parties will minimize this risk. The Company has begun preliminary review but has not yet finalized a contingency plan for possible Year 2000 issues. Contingency plans are expected to be in place by the end of the second quarter of 1999.

The total cost of the Year 2000 project is not expected to have a material effect on the Company's financial condition or results of operations. The costs of conversion and the completion dates for the project are management's best estimates.

The above Management's Discussion and Analysis contains forward looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in any forward looking statement. Please see Item 5 of this report which addresses forward looking statements made by the Company.
                                          10

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

                  The Company appealed the Initial Decision to the Commissioners of the FTC. The Commission upheld the Initial Decision in an Opinion and Order issued October 14, 1998. The Company is entitled to have the United States Court of Appeals review the FTC's decision, and plans to do so.

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

 Item 5.          Other Information

                  Cautionary Statement Regarding Forward Looking Information

                  All of the statements made on this Form 10-Q, other than historical facts, are forward looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially. The Company's forward looking

                                PART II - OTHER INFORMATION
                                      (continued)


 Item 5.          Other Information
                  (continued)

                  statements are based on assumptions about many important factors, including ongoing competitive pressures in the retail industry, changes in consumer spending, general United States economic conditions (such as higher interest rates and consumer confidence), and normal business uncertainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results. Forward looking statements speak only as of the date they are made, and the Company undertakes no obligation to update such statements in light of new information or future events.

 Stockholder Proposals

                    Sec. 2.1(b) of the Company's By-Laws provides for the Company to provide notice of an upcoming Annual Meeting of Stockholders at least 100 days in advance of such meeting. Notice is hereby given that the Company's 1999 Annual Meeting of Stockholders is expected to be held on June 9, 1999. Pursuant to Sec. 2.1(b) of the By-Laws, stockholder nominations of persons for election to the Board of Directors of the Company must be received by the Company at its principal executive office, 461 From Road, Paramus, New Jersey 07652, Attention: Secretary no later than March 11, 1999 in order to be considered timely.

                    In addition, written notice of stockholder proposals (other than nominations of persons for election to the Board of Directors and other than proposals submitted to the Company as stockholder proposals in accordance with Rule 14a-8 promulgated pursuant to the Securities Exchange Act of 1934, as amended) for consideration at the 1999 Annual Meeting must be received by the Company, at the address set forth in the preceding paragraph, no later than March 10, 1999 in order to be considered timely. The persons designated as proxies by the Company in connection with the 1999 Annual Meeting will have discretionary voting authority with respect to any stockholder proposal of which the Company did not receive timely notice.

Item 6.           Exhibits and Reports on Form 8-K


                  (a) Exhibit 27.1 - Financial Data Schedule for the quarter ended October 31, 1998.

                  (b) Exhibit 27.2 - Financial Data Schedule for the quarter ended November 1, 1997 - Restated.

                  (c) On September 17, 1998, the Company filed a Form 8-K in connection with the repositioning of its worldwide business.

                  (d) On October 16, 1998, the Company filed a Form 8-K in connection with the initial decision upheld by the Federal Trade Commission.

                 SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





         Date:    December 15, 1998                           Toys "R" Us, Inc.
                                                              -----------------
                                                                    (Registrant)





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