Form 10-K405
period 1999-01-30
TOYS R US INC
filed 1999-04-28
CIK 1005414

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                   FORM 10-K
                                 --------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 30, 1999

                                 --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At April 12, 1999, the aggregate market value of voting stock held by non-affiliates was $4,722,000,612 based on the 248,526,348 shares of Common Stock which were outstanding at that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 30, 1999 are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 9, 1999, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.

Item 1.   Business........................................................     2
Item 2.   Properties......................................................     7
Item 3.   Legal Proceedings...............................................     8
Item 4.   Submission of Matters to a Vote of Security Holders.............     9

PART II.

Item 5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters...................................     9
Item 6.   Selected Financial Data.........................................     9
Item 7.   Management's Discussion and Analysis of Results of Operations
            and Financial Condition.......................................     9
Item 7a.  Qualitative and Quantitative Disclosures About Market Risk......     9
Item 8.   Financial Statements and Supplementary Data.....................     9
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure........................    10

PART III.

Item 10.  Directors and Executive Officers of the Registrant..............    11
Item 11.  Executive Compensation..........................................    13
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management.........................................    14
Item 13.  Certain Relationships and Related Transactions..................    14

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K...................................................    14

                                     PART I

ITEM 1.   BUSINESS

      Toys "R" Us, Inc. and its subsidiaries (the "Company") is the worldwide authority on kids, families and fun, bringing toys, apparel and baby needs to children and their families. As of January 30, 1999, the Company was engaged in the operation of 1,481 children's specialty retail stores consisting of 1,029 United States locations comprised of 704 toy stores under the name "Toys "R" Us," 212 children's clothing stores under the name "Kids "R" Us," and 113 infant-toddler stores under the name "Babies "R" Us". Internationally, the Company operates 452 toy stores, including franchise and joint venture stores, under the name "Toys "R" Us." The Company is incorporated in the state of Delaware.

(a)      General Development of the Business

Restructuring and other charges

         During 1998, the Company announced strategic initiatives to reposition its worldwide business. These strategic initiatives consist of, amongst other matters, the reformatting of its toy stores in the United States into the Company's new C-3 format, the closing of nine underperforming toy stores in the United States and the restructuring of the Company's International operations, including the closing and/or disposition of approximately 50 toy stores, primarily in Continental Europe. The Company plans to convert approximately 28 existing toy stores in the United States into Toys "R" Us/Kids "R" Us combo stores in the C-3 format. This step will permit the Company to close approximately 31 nearby Kids "R" Us stores. Additionally, the Company plans to close several distribution centers and administrative offices worldwide and have their functions absorbed within the existing support structure. Finally, the Company recorded certain changes in accounting estimates and provisions for legal settlements. All of the foregoing resulted in charges of $353 million ($279 million net of tax benefits, or $1.05 per share).

         In 1998, the Company also announced markdowns and other charges of $345 million ($229 net of tax benefits, or $.86 per share). A significant portion of these charges relate to markdowns required to clear excess inventory from stores. These markdowns should enable the Company to achieve its optimal inventory assortment and streamline systems so that it can proceed with the C-3 conversions on an accelerated basis. In addition, the Company recorded markdowns relating to the store closings discussed above and charges to cost of sales relating to inventory system refinements and changes in accounting estimates.

         The implementation of the strategic initiatives, markdowns and other charges described above are expected to have a significant positive effect on the Company's Economic Value Added or "EVA(R)". EVA(R) is the management system adopted by the Company to determine whether its business initiatives and investments provide an adequate return on investment. The strategic initiatives, markdowns and other charges are also expected to improve the Company's free cash flow and increase operating earnings. Details on the components of the charges mentioned above are described in the Notes to the Consolidated Financial Statements on pages 21 and 22 of the Company's 1998 Annual Report, as well as in Management's Discussion and Analysis of Results of Operations and Financial Position on pages

21 and 22 of the Company's 1998 Annual Report, as well as in Management's Discussion and Analysis of Results of Operations and Financial Position on pages 9 through 12 of the Company's 1998 Annual Report, which sections are incorporated herein by reference.

      At January 30, 1999, the Company had approximately $45 million of reserves remaining for its restructuring program announced in 1995 which relate primarily to long-term lease obligations.

      The  Company   believes   that  reserves  are  adequate  to  complete  the
restructuring and other programs described above.

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

(b) Financial Information About Geographic Segments

      Information about geographic segments, as set forth in the Notes to the Consolidated Financial Statements on page 21 of the Company's 1998 Annual Report, is incorporated herein by reference.

(c) Narrative Description of the Business

Toys "R" Us - United States

      Toys "R" Us - United States ("Toys "R" Us") operates in 49 states and Puerto Rico and sells both children's and adult's toys, games, bicycles, sporting goods, VHS video tapes, electronic and video games, small pools, books, infant and juvenile furniture and similar items and electronics, as well as educational and entertainment computer software for children. The overall merchandising philosophy of Toys "R" Us is the development of strong consumer recognition and acceptance of its name by the use of mass media advertising that promotes its broad selection.

      Toys "R" Us believes the flexibility afforded by its warehouse/distribution system and by ownership of its own fleet of trucks provides maximum efficiency and capacity, particularly in light of the seasonality of its business. Toys "R" Us utilizes a computerized inventory system which allows management to constantly monitor the current activity and inventory in each region and in each store. This system permits management to allocate merchandise to each store and keep the stores adequately stocked at all times. Toys "R" Us introduced a state of the art centralized distribution system in Lees Summit, Missouri in 1997. Substantially all video game and computer software merchandise are nationally distributed through this facility for all domestic  divisions.  This  facility  has  enabled  Toys "R" Us to  improve  its in-stock position and timeliness of replenishments of these products. Furthermore, the Company has accelerated the implementation of its major initiative to improve its supply chain management, which is aimed at optimizing its inventory assortment and presentation. In addition, the Company is expanding its automated replenishment system to maximize inventory turnover.

      Currently, most Toys "R" Us stores conform to a traditional 46,000 square feet prototype design, with 30,000 and 20,000 square feet stores opened in smaller markets, and are generally freestanding units or located in strip malls. Of the 703 stores currently operated by Toys "R" Us, 597 are in the traditional format, nine are in the Company's new C-3 format and 97 are designed in the Company's "Concept 2000" format.

      The Company's new C-3 store design concept conforms to a 46,000 square feet prototype. The Company's strategic initiative to convert existing Toys "R" Us stores into C-3 format stores is intended to make the Toys "R" Us stores easier to shop and present merchandise in a more dynamic selling environment. The C-3 store layout creates wider aisles, more feature opportunities and end-caps, more shops, and logical category adjacencies to improve customer shopping patterns as compared with the traditional Toys "R" Us format. The C-3 sales floor is extended by 20% and has a one-third reduction in the size of the backroom. The Company is planning to roll out the new C-3 store design concept to approximately 200 existing toy stores in the United States in 1999 and to 325 more stores in 2000. In 1999, the Company also plans to implement some of the high potential elements of the C-3 concept in about 125 of the 325 stores slated for conversion in 2000. In addition, all new toy stores in the United States will be formatted in the C-3 store concept.

      The Company is also planning to introduce the merchandise "world" concept in Toys "R" Us stores in 1999. Each "world" has a unique customer franchise from juvenile to R Zone electronics and video products. Each "world" will establish its own business plan and has a complete support team to develop its business from product sourcing to customer advertising and promotion. The "worlds" presently being developed are:

  o  R Zone (video, electronics, computer software, related products)
  o  Action and Adventure (action figures, diecast cars, etc.)
  o  Girls (dolls, collectibles, accessories, lifestyle products)
  o  Outdoor Fun (bikes, sports, playsets)
  o  Pre-School (toys, accessories)
  o  Seasonal (Christmas, Halloween, Summer, etc.)
  o  Juvenile (baby products and 0-4 apparel)
  o  Learning Center (educational and developmental products)
  o  Family Fun (games and puzzles)

The Company is planning to include a majority of the new "world" product selection and merchandising in the C-3 rollouts in 1999.

         Toys "R" Us opened five new toy stores while closing one store in 1998. The Company utilizes demographic data to determine which markets to enter and plans to open approximately 10 new toy stores in the United States in 1999. The Company is also planning to close approximately nine underperforming toy stores (two of which have been closed to date) as part of the Company's strategic initiatives to reposition its worldwide business.

Toys "R" Us - International

      Toys "R" Us - International ("International") operates or franchises toy stores in 25 countries outside the United States. These stores generally conform to traditional prototypical designs similar to those used by Toys "R" Us. International owns and maintains its own fleet of trailers in most of the countries in which it operates stores. International also employs computerized inventory systems similar to those utilized by Toys "R" Us. International added 28 new toy stores, including 10 franchise stores while closing three stores in 1998. Utilizing demographic data to determine which markets to enter, the Company plans to add approximately 25 new toy stores in 1999, including approximately 10 franchise stores. The Company terminated a franchise agreement for 14 toy stores in Italy in January 1999. The Company also plans to close approximately 50 underperforming International toy stores in 1999 (four of which have been closed to date) as part of the Company's strategic restructuring initiatives to reposition its worldwide business.

      Kids "R" Us

      Kids "R" Us children's clothing stores feature brand name and private label first quality children's clothing. These stores conform to prototypical designs consisting of approximately 15,500 to 21,500 square feet and are typically freestanding units or located in strip centers. In 1998, Kids "R" Us closed three underperforming stores as outlined in the Company's most recent restructuring program and plans to close approximately 28 additional stores in 1999. These stores will be replaced by converting approximately 28 nearby existing Toys "R" Us stores into Toys "R" Us/Kids "R" Us combo stores.

      Babies "R" Us

      The Company launched its newest division, Babies "R" Us, with its first six store openings in 1996. These stores target the newborn to preschool market in a 38,000 to 42,000 square feet prototype that offers up to 40 room settings of juvenile furniture such as cribs and dressers as well as playards, bumper seats, high chairs, strollers, car seats, infant toddler and preschool toys, infant plush, and gifts. These stores devote over 5,000 square feet to specialty name brand and private label clothing and a wide range of feeding supplies, health and beauty aids and infant care products. In addition, a computerized baby registry service is offered. The Babies "R" Us stores are designed with low profile merchandise displays in the center of the stores providing a sweeping view of the entire merchandise selection.

      The Company accelerated the growth of the Babies "R" Us division with the acquisition of Baby Superstore, a leading large format retailer of newborn to preschool products in the United States. At the date of acquisition, Baby Superstore operated 76 stores in 23 states, primarily in the southeast and midwest. The Company has converted substantially all of the existing Baby Superstore stores to the Babies "R" Us operating format. The Company utilizes demographic data to determine which markets to enter and opened 15 Babies "R" Us stores in 1998 and currently operates 118 Babies "R" Us stores in the United States. As part of the

Company's long range growth plan of its Babies "R" Us division, approximately 20 new Babies "R" Us stores are planned to open in 1999 (five of which have been opened to date).

      TRU Direct

      TRU Direct is the newest division to the "R" Us family, selling merchandise directly to the public via the internet at www.toysrus.com and through mail order catalogs. The Company opened its virtual doors to the public in June 1998, offering a broad selection of toys, games, computer software, video systems, video software, and more. Approximately 2,000 unique products were offered in 1998 representing over 200 vendors. The Company believes the internet poses substantial opportunities as a medium for retail commerce and therefore plans to continue the growth of the online business. This will be achieved through various site enhancements, increased product availability and differentiation. In addition, the recognition of the TRU name along with the ability to leverage existing Company assets will lend a competitive advantage to the online business.

      The  Company   entered  the  mail  order   business  this  year  with  the
introduction of two catalogs, "Differently Abled" and "Holiday Toys". The catalogs are also posted on the website, allowing customers the ability to place an order either over the phone or via the internet. The Company plans to mail several catalogs in 1999, branching into the juvenile and collectible markets.

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

      See the section, "Quarterly Financial Data", contained on page 26 of the Company's 1998 Annual Report, which section is incorporated herein by reference.

(f) Working Capital

      For a discussion of the Company's working capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 12 of the Company's 1998 Annual Report, which section is incorporated herein by reference.

(g) Competition

      All aspects of the retailing industry are highly competitive. All of the merchandise sold by the Company, in markets in which the Company operates, is available from various retailers at competitive prices. The Company's competitors consist of other specialty retailers of toy and children-related products, department stores and discount and supercenter type retail stores.

(h) Employees

      At  January  30,  1999,   the  Company   employed   approximately   70,000
individuals. Due to the seasonality of the Company's business, employment rose to approximately 114,000 during the 1998 Holiday Season.

ITEM 2.  PROPERTIES

      See the Note, "Leases," in the Company's Notes to Consolidated Financial Statements included on page 18 of the Company's 1998 Annual Report, which note is incorporated herein by reference. Also see the section "Store Locations" on page 26 of the Company's 1998 Annual Report, which section is incorporated herein by reference. The following information related to properties is as of April 12, 1999:

      Toys "R" Us - United States

      A significant portion of the properties operated by Toys "R" Us are owned. Toys "R" Us either purchases or leases properties depending on the economic terms available. Where properties are leased, Toys "R" Us generally has long-term leases with multiple renewal options. Toys "R" Us operates 703 toy stores, 439 of which are owned and 264 are leased and 15 distribution centers, 13 of which are owned and 2 are leased. The distribution centers average approximately 427,000 square feet each in size and are strategically located throughout the United States to efficiently service these stores.

      The Company leases corporate offices in Paramus and Rochelle Park, New Jersey and owns a data center in Parsippany, New Jersey. The Rochelle Park lease expires in 1999. In November 1998, the Company moved from its Rochelle Park location to a newly purchased office building in Montvale, New Jersey.

      Toys "R" Us - International

      International operates 385 stores, excluding 16 joint ventures and 52 franchised stores, 111 of which are owned and 274 are leased. International also operates 15 distribution centers, 6 of which are owned and 9 are leased.

      Kids "R" Us

      Kids "R" Us operates 212 children's clothing stores, 105 of which are owned and 107 are leased. Kids "R" Us operates 4 distribution centers, of which 2 are owned and 2 are leased. These distribution centers average approximately 158,000 square feet each in size.

      Babies "R" Us

      Babies "R" Us operates 118 juvenile retail stores, 25 of which are owned and 93 are leased. Babies "R" Us stores are serviced by existing Toys "R" Us and Kids "R" Us distribution centers discussed above.

ITEM 3.  LEGAL PROCEEDINGS

      On May 22, 1996, the Staff of the Federal Trade Commission (the "FTC") filed an administrative complaint against the Company alleging that the Company is in violation of Section 5 of the Federal Trade Commission Act for its practices relating to warehouse clubs. The complaint alleges that the Company reached understandings with various suppliers that such suppliers not sell to the clubs the same items that they sell to the Company. The complaint also alleges that the Company "facilitated understandings" among the manufacturers that such manufacturers not sell to clubs. The complaint seeks an order that the Company cease and desist from this practice. The matter was tried before an administrative law judge in the period from March through May of 1997. On September 30, 1997, the administrative law judge filed an Initial Decision upholding the FTC's complaint against the Company. On October 13, 1998, the FTC issued a final Order and Opinion upholding the FTC's complaint against the Company.

      The Company has appealed the FTC's decision to the United States Court of Appeals for the Seventh Circuit.

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

      The Company believes that it has always acted fairly and in the best interests of its customers and that both its policy and its conduct in connection with the foregoing have been and are within the law. However, to avoid the cost and uncertainty of protracted litigation, the Company has reached an agreement in principle to settle all of the class action and attorney general lawsuits in a manner which will not have a material adverse effect on its financial condition, results of operations or cash flow. The Company has accrued all anticipated costs related to this matter as of January 30, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Market prices and other information with respect to the Company's common stock are hereby incorporated by reference to page 26 of the Company's 1998 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

      Selected financial data is hereby incorporated by reference to page 3 of the Company's 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Management's   discussion  and  analysis  of  results  of  operations  and financial condition is hereby incorporated by reference to pages 9 through 12 of the Company's 1998 Annual Report.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      Qualitative and quantitative disclosures about market risk is hereby incorporated by reference to page 11 of the Company's 1998 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements and supplementary data are hereby incorporated by reference to pages 13 to 23 of the Company's 1998 Annual Report.

(a) Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998

(b) Consolidated Statements of Earnings for each of the three years in the period ended January 30, 1999

(c) Consolidated Statements of Cash Flows for each of the three years in the period ended January 30, 1999

(d) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 30, 1999

(e) Notes to Consolidated Financial Statements; and

(f) Report of Ernst & Young LLP.

      Individual financial statements of the registrant's subsidiaries are not furnished because consolidated financial statements are furnished. The registrant is primarily a holding company, the expenses and obligations of which are paid by its consolidated subsidiaries through a fee based on expenses incurred for management services provided to such subsidiaries by the registrant. All subsidiaries of the registrant are at least 80% owned.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to the directors of the Company is hereby incorporated herein by reference to the section, "Election of Directors", in the Company's 1998 Proxy Statement.

Executive Officers of the Company

      (a) The following persons are the Executive Officers of the Company as of April 12, 1999, having been elected to their respective offices by the Board of Directors of the Company to serve until the election and qualification of their respective successors:

      Name              Age             Position with the Company
      ----              ---             -------------------------
Michael Goldstein       57     Chairman of the Board

Robert C. Nakasone      51     Chief Executive Officer and Director

Louis Lipschitz         54     Executive Vice President and Chief Financial
                                 Officer

Michael J. Madden       50     Executive Vice President - President of
                                 Operations of U.S. Toy Store Division

Richard L. Markee       45     Executive Vice President - President of Kids "R"
                                 Us and Babies "R" Us Divisions

Michael G. Shannon      47     Executive Vice President and President of U.S.
                                 Toy Store Division

Gregory R. Staley       51     Executive Vice President - President of Toys "R"
                                 Us International Division

Keith C. Van Beek       52     Executive Vice President - President of
                                 Merchandising and Marketing of U.S.
                                 Toy Store Division

Francesca L. Brockett   39     Senior Vice President - Strategic Planning and
                                 Business Development

Roger C. Gaston         43     Senior Vice President - Human Resources

Raymond L. Arthur       40     Vice President - Controller

      (b) The following is a brief account of the business experience during the past five years for each of the Executive Officers of the Company:

      Mr. Goldstein has been employed by the Company for more than five years. Effective February 1998, he retired from the position of Chief Executive Officer and was elected Chairman of the Board. From February 1994 to February 1998, he was Vice Chairman of the Board and Chief Executive Officer.

      Mr. Nakasone has been employed by the Company for more than five years. Effective February 1998, he became Chief Executive Officer. From February 1994 to February 1998, he was President and Chief Operating Officer.

      Mr. Lipschitz has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President and Chief Financial Officer. From prior to 1994 to January 1996, he was Senior Vice President - Finance and Chief Financial Officer.

      Mr. Madden has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President of the Company and President of Operations of U.S. Toy Store Division. From March 1995 to January 1996, he was Group Vice President of Store Operations - U.S. Toy Store Division. From prior to 1994 to March 1995, he was Senior Vice President, Regional Operations and Distribution - U.S. Toy Store Division.

      Mr. Markee has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President of the Company and has served as President of Kids "R" Us Division since prior to 1994, as well as President of Babies "R" Us Division since its inception in September 1995.

      Mr. Shannon has been employed by the Company since October 1998. Effective March 1999, he became Executive Vice President of the Company and President of U.S. Toy Store Division. From October 1998 to March 1999, he was Executive Vice President and Chief Administrative Officer. From January 1995 to October 1998, he was President and Chief Executive Officer of Gayfer's/Maison Blanche. From February 1994 to January 1995, he was President and Chief Executive Officer of Gayfer's/J.B. White.

      Mr. Staley has been employed by the Company for more than five years. Effective February 1996, he became Executive Vice President of the Company and has served as President of Toys "R" Us International Division since August 1995. From prior to 1994 to July 1995, he was Senior Vice President - General Merchandise Manager for Toys "R" Us International Division.

      Mr. Van Beek has been employed by the Company for more than five years. Effective February 1998, he became Executive Vice President of the Company and President of Merchandising and Marketing of U.S. Toy Store Division. From August 1995 to February 1998, he was President - Toys "R" Us (Canada) Ltd. From prior to 1994 to August 1995, he was Vice President - Business Development of Toys "R" Us International Division.

      Ms. Brockett has been employed by the Company since September 1998 as Senior Vice President - Strategic Planning and Business Development. From August 1997 to September 1998, she was Senior Vice President - Strategic Planning of Tricon Global Restaurants. From October 1995 to August 1997, she was Vice President - Business Development of Taco Bell Corporation. From prior to 1994 to October 1995, she was Vice President - Corporate Development of PepsiCo.

      Mr. Gaston has been employed by the Company since December 1996 as Senior Vice President - Human Resources. From prior to 1994 to November 1996, he was Executive Vice President - Human Resources of Carson, Pirie, Scott and Company.

      Mr. Arthur has been employed by the Company since January 1999 as Vice President - Controller. From March 1997 to October 1998, he was Vice President - Controller of General Signal Corporation. From June 1996 to February 1997, he was Assistant Vice President -Director of Compliance of American Home Products Corporation. From May 1995 to May 1996, he was Assistant Controller of American Cyanamid Company. From December 1994 to April 1995, he was Senior Director - Operations Support Finance of Wyeth Ayerst. From prior to 1994 to November 1994 he was Plant Controller of Lederle Laboratories.

      Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is hereby incorporated by reference to the section "Compliance with Section 16(a)" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 9, 1999 ("1999 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

      Information with respect to executive compensation is hereby incorporated herein by reference to the sections, "Election of Directors", "Compensation of Directors", "Executive Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Long-Term Incentive Plans - Awards in Last Fiscal Year" and "Employment Agreements" in the Company's 1999 Proxy Statement. The sections, "Report of the Management Compensation and Stock Option Committee on Executive Compensation" and "Five-Year Stockholder Return Comparison", in the Company's 1999 Proxy Statement are not incorporated by reference herein. Such sections are furnished solely for information and shall not be deemed to be soliciting material or to be "filed" as a part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the sections, "Principal Stockholders" and "Election of Directors", in the Company's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

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

(b) Cautionary Statement Regarding Forward Looking Information

    This Form 10-K contains certain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
    Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The Company may also make forward-looking statements in other documents filed with the Securities and Exchange Commission, its annual report to shareholders, its proxy statement and in press releases. All statements that are not historical facts, including statements about the Company's beliefs or expectations, are forward-looking statements. Such statements involve risks and uncertainties that exist in the Company's operations and business environment that could render actual outcomes and results materially different than predicted. The Company's forward-looking statements are based on assumptions about many factors, including, but not limited to, ongoing competitive pressures in the retail industry, changes in consumer spending, general economic conditions in the United States and other jurisdictions in which the

    Company conducts business (such as interest rates and consumer confidence) and normal business uncertainty. While the Company believes that its assumptions are reasonable at the time forward-looking statements were made, it cautions that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update such statements in light of new information or future events.

(c) Reports on Form 8-K

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

                                                TOYS "R" US, INC.
                                                (Registrant)

                                                By /s/ Louis Lipschitz
                                                ----------------------------
                                                Louis Lipschitz
                                                Executive Vice President and
                                                   Chief Financial Officer

Date: April 28, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of April, 1999.

     Signature                                 Title
     ---------                                 -----

        *
--------------------      Director and Chief Executive Officer (Principal
Robert C. Nakasone          Executive Officer)

/s/ Louis Lipschitz       Executive Vice President and Chief Financial Officer
--------------------        (Principal Financial Officer)
Louis Lipschitz

        *                 Vice President - Controller (Principal Accounting
--------------------        Officer)
Raymond L. Arthur

        *                 Chairman of the Board
--------------------
Michael Goldstein

        *                 Director
--------------------
Robert A. Bernhard

        *                 Director
--------------------
RoAnn Costin

        *                 Director
--------------------
Calvin Hill

        *                 Director
--------------------
Shirley Strum Kenny

        *                 Director, Chairman Emeritus
--------------------
Charles Lazarus

        *                 Director
--------------------
Norman S. Matthews

        *                 Director
--------------------
Howard W. Moore

        *                 Director
--------------------
Arthur B. Newman

The foregoing constitute all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

* By /s/ Louis Lipschitz
---------------------------------
Louis Lipschitz, Attorney-In-Fact

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

3A Restated Certificate of Incorporation of registrant (filed on January 2, 1996). Incorporated herein by reference to Exhibit
                 3.1 to the Form 8-B.

3B               Amended and Restated By-Laws of registrant (as of January 1,
                 1996). Incorporated herein by reference to Exhibit 3.2 to the Form 8-B. An amendment dated March 11, 1997 to Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3B to registrant's Annual Report on Form 10-K for the year ended January 31, 1998.

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

Exhibit No.                                  Document
-----------                                  --------

4          iv)   Form of registrant's 8 3/4% Debentures due 2021. Incorporated herein by reference to Exhibit 4 to registrant's Report on Form
                 8-K dated August 29, 1991.

            v) Substantially all other long-term debt of registrant (which other debt does not exceed on an aggregate basis 10% of the total assets of the registrant and its subsidiaries on a consolidated basis) is evidenced by, among other things, (i) commercial paper (ii) industrial revenue bonds issued by industrial development authorities and guaranteed by registrant, (iii) mortgages held by third parties on real estate owned by registrant, (iv) stepped coupon guaranteed bonds held by a third party and guaranteed by registrant and
                 (v) an agreement under which registrant guaranteed certain yen-denominated loans made by a third party subsidiary of registrant. Registrant will file with the Securities and Exchange Commission (the "Commission") copies of constituent documents relating to such upon request of the Commission.

10A* Employment Agreement dated March 14, 1978 between registrant and Charles Lazarus and an amendment thereto dated November 20, 1979 (incorporated herein by reference to Exhibit 2 in Schedule 13D dated February 1, 1980 filed by Charles Lazarus, et al). An amendment dated March 23, 1982 to such employment agreement (incorporated herein by reference to Exhibit 10B to registrant's Annual Report on Form 10-K for the year ended January 31, 1982, Commission File Number 1-1117). An amendment dated December 7, 1982 to such employment agreement (incorporated herein by reference to Exhibit 10B to registrant's Annual Report on Form 10-K for the year ended January 30, 1983, Commission File Number 1-1117). An amendment dated April 10, 1984 to such employment agreement (incorporated herein by reference to Exhibit 10B to registrant's Annual Report on Form 10-K for the year ended January 29, 1989, Commission File Number 1-1117).

10B* Amendment dated as of June 10, 1998 to Employment Agreement between registrant and Charles Lazarus.

10C* Form of Indemnification Agreement between registrant and each director. Incorporated herein by reference to Exhibit 10F to registrant's Annual Report on Form 10-K for the year ended February 1, 1987, Commission File Number 1-1117.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

Exhibit No.                                 Document
-----------                                 --------
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

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

Exhibit No.                                 Document
-----------                                 --------
10H*             Non-Employee Director's Stock Unit Plan, effective as of May 1,
                 1997.

10I* Stock Option Plan and Agreement dated as of December 2, 1992 between the registrant and Robert C. Nakasone. Incorporated herein by reference to Exhibit 10I to registrant's Annual Report on Form 10-K for the year ended January 30, 1993.

10J* Stock Option Plan and Agreement dated as of December 2, 1992 between the registrant and Michael Goldstein. Incorporated herein by reference to Exhibit 10J to registrant's Annual Report on Form 10-K for the year ended January 30, 1993.

10K* Amended and Restated Toys "R" Us, Inc. 1994 Stock Option and Performance Incentive Plan effective November 1, 1993. Incorporated herein by reference to Exhibit A to registrant's Proxy Statement for the year ended February 1, 1997.

10L* Amended and Restated Toys "R" Us, Inc. Management Incentive Compensation Plan, effective beginning with the registrant's fiscal year ending January 28, 1995. Incorporated herein by reference to Exhibit B to registrant's Proxy Statement for the year ended February 1, 1997.

10M* Toys "R" Us, Inc. Partnership Group Deferred Compensation Plan effective as of May 17, 1995. Incorporated herein by reference to Exhibit 10.13 to the Form 8-B.

10N* Toys "R" Us, Inc. Grantor Trust Agreement dated as of October 1, 1995 between registrant and American Express Trust Company. Incorporated herein by reference to Exhibit 10.14 to the Form 8-B.

10O* Toys "R" Us, Inc. Supplemental Executive Retirement Plan, effective as of December 6, 1995. Incorporated by reference to
                 Exhibit 10N to registrant's Annual Report on Form 10-K for the year ended February 3, 1996.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

Exhibit No.                                 Document
-----------                                 --------
10P* Toys "R" Us, Inc. Grantor Trust Agreement dated as of April 1, 1996 between registrant and Allmerica Trust Company, N.A. Amendment No. 1 to Grantor Trust Agreement, effective as of April 1, 1996. Amendment No. 2 to Grantor Trust Agreement, effective as of April 1, 1996.

10Q Shareholders Agreement, dated October 1, 1996, by and among registrant, Jack P. Tate and Linda M. Robertson. Incorporated by reference to Exhibit A to Exhibit 2 to registrant's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996, File No. 1-11609 (the "Form 10-Q").

10R*             Retention Agreements

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

                 - Retention Agreement between Toys "R" Us, Inc. and Louis Lipschitz dated as of May 1, 1997.

                 - Retention Agreement between Toys "R" Us, Inc. and Michael J. Madden dated as of May 1, 1997.

                 - Retention Agreement between Toys "R" Us, Inc. and Richard L. Markee dated as of May 1, 1997.

                 - Retention Agreement between Toys "R" Us, Inc. and Gregory R. Staley dated as of May 1, 1997.

                 Each incorporated herein by reference to Exhibit 10P to registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 1997.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

Exhibit No.                                 Document
-----------                                 --------
10S Amended and Restated Rights Agreement, dated as of April 16, 1999, between Toys "R" Us, Inc. and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Rights Certificate and, as Exhibit B, the Summary of Rights to Purchase Common Stock (incorporated herein by reference to Exhibit 1 to registrant's Report on Form 8-K dated April 16,
                 1999).

10T* Retention Agreement between Toys "R" Us, Inc. and Michael Goldstein dated as of February 25, 1998. Incorporated herein by reference to Exhibit 10R to registrant's Annual Report on Form 10-K for the year ended January 31, 1998.

10U*             Retention Agreement between Toys "R" Us, Inc. and Robert C.
                 Nakasone dated as of February 25, 1998. Incorporated herein by reference to Exhibit 10S to registrant's Annual Report on Form 10-K for the year ended January 31, 1998.

10V* Retention Agreement between Toys "R" Us, Inc. and Keith Van Beek dated as of February 25, 1998. Incorporated herein by reference to Exhibit 10T to registrant's Annual Report on Form 10-K for the year ended January 31, 1998.

10W*             Retention Agreement between Toys "R" Us, Inc. and Bruce W.
                 Krysiak dated as of February 12, 1998. Incorporated herein by reference to Exhibit 10U to registrant's Annual Report on Form 10-K for the year ended January 31, 1998.

10X* Separation agreement between Toys "R" Us, Inc. and Bruce Krysiak dated as of March 25, 1999.

10Y*             Retention Agreement between Toys "R" Us, Inc. and Michael G.
                 Shannon dated October 12, 1998.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14 (c) hereof.

Exhibit No.                                 Document
-----------                                 --------
13 Registrant's Annual Report to Stockholders for the year ended January 30, 1999. Except for the portions thereof that are expressly incorporated by reference into this report, such Annual Report is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this report.

21               Subsidiaries of registrant.

23               Consent of Independent Auditors, Ernst & Young LLP.

24.1             Power of Attorney, dated in April 1999.

24.2 Certified copy of resolution of the Board of Directors of Toys "R" Us, Inc. authorizing signatures pursuant to Power of Attorney.

27               Financial Data Schedule for the year ended January 30, 1999.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14 (c) hereof.