Form 10-Q
period 1999-05-01
TOYS R US INC
filed 1999-06-14
CIK 1005414

===================================================================


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              ============
                               FORM 10-Q
                              ============
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934
          For the quarterly period ended May 1, 1999

                              ============
               Commission file number 1-11609

                         TOYS "R" US, INC.
               Incorporated pursuant to the Laws of Delaware
                               ============

 Internal Revenue Service - Employer Identification No. 22-3260693
     461 From Road, Paramus, New Jersey 07652(201) 262-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
            Yes  [X]       No  [  ]

247,589,089 shares of the registrant's Common Stock were outstanding on May 17, 1999.

  ===================================================================

                                   INDEX
                                                                            PAGE
PART I  FINANCIAL INFORMATION
     Item 1. Financial Statements
             Condensed Consolidated Balance Sheets.............................2

             Condensed Consolidated Statements of Earnings.....................3

             Condensed Consolidated Statements of Cash Flows...................4

             Notes to Condensed Consolidated Financial Statements..............5

     Item 2. Management's Discussion and Analysis of Results of Operations and
             Financial Condition...............................................6

PART II - OTHER INFORMATION...................................................11
SIGNATURES....................................................................13




                         TOYS "R" US, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                       ==========================================
                                   (In millions)

                                                   May 1,      May 2, January 30,
                                                    1999        1998       1999
ASSETS



Current Assets:
     Cash and cash equivalents                    $  289       $  438     $  410
     Accounts and other receivables                  204          178        204
     Merchandise inventories                       2,209        2,656      1,902
     Prepaid expenses and other current assets        86           66         81
               Total current assets                2,788        3,338      2,597

Property and equipment, net and other assets       4,935        4,741      4,955

Goodwill, net                                        344          354        347

                                                  $8,067       $8,433     $7,899



LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
      Short-term borrowings                       $  591       $  824     $  156
      Accounts payable                             1,411        1,446      1,415
      Accrued expenses
      and other current liabilities                  505          443        696
      Income taxes payable                           176          161        224
          Total current liabilities                2,683        2,874      2,491


Long-term debt                                     1,229          867      1,222
Deferred income taxes                                333          223        333
Other liabilities                                    227          122        229
Stockholders' equity                               3,595        4,347      3,624
                                                  $8,067     $  8,433   $  7,899


          See notes to condensed consolidated financial statements.





                    TOYS "R" US, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)
          ===================================================
               (In millions except per share data)


                                                         13 Weeks Ended
                                                       May 1,         May 2,
                                                       1999           1998
Net sales                                           $  2,166         $  2,043


Costs and expenses:
   Cost of sales                                       1,505            1,417
   Selling, advertising, general & administrative        552              518
   Depreciation and amortization                          66               61
   Interest expense- net                                  16               17

                                                       2,139            2,013


Earnings before taxes on income                           27               30
Taxes on income                                           10               11
Net earnings                                        $     17           $   19

Basic earnings per share                            $    .07           $  .07
Weighted average basic shares outstanding             249.2            280.2

Diluted earnings per share                          $    .07           $  .07
Weighted average diluted shares outstanding           249.3            282.3

          See notes to condensed consolidated financial statements.







                    TOYS "R" US, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
          ====================================================
                              (In millions)




                                                              13 Weeks Ended
                                                             May 1,       May 2,
                                                             1999          1998




Cash flows from operating activities:
Net earnings                                                $ 17           $ 19
Adjustments to reconcile net earnings
to net cash used in operating activities:
     Depreciation and amortization                            66             61
     Deferred income taxes                                     -              5
     Changes in operating assets and liabilities:
          Merchandise inventories                           (307)          (192)
          Accounts payable and other operating liabilities  (242)          (161)
          Other operating assets                              (7)           (11)
     Net cash used in operating activities                  (473)          (279)
Cash flows used in investing activities:
Capital expenditures, net                                    (78)           (80)
Cash flows from financing activities:
Short-term borrowings, net                                   450            691
Long-term borrowings                                          10             31
Long-term debt repayment                                     (15)           (10)
Exercise of stock options                                      6             14
Share repurchase program                                     (53)          (150)
     Net cash provided by financing activities               398            576


Effect of exchange rate changes
on cash and cash equivalents                                  32              7
Cash and cash equivalents:
(Decrease)/increase during period                           (121)           224
Beginning of period                                          410            214
End of period                                               $289           $438
Supplemental disclosures of cash flow information:
Income tax payments                                         $ 56           $ 73

Interest paid                                               $ 21           $ 23



                See notes to condensed consolidated financial statements.

                    TOYS "R" US, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
          ==========================================================
                              (In millions)

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

2.      Commercial paper

        Commercial paper of $368 million is classified as long-term debt at May 1, 1999 and January 30, 1999 as the Company maintains long-term committed credit agreements to support these borrowings and intends to refinance them on a long-term basis through commercial paper borrowings. Additionally, commercial paper of $274 million and $328 million are included in short-term borrowings at May 1, 1999 and May 2, 1998, respectively.

3.      Comprehensive income

        Comprehensive income amounted to $17 million and $48 million for the first quarter ended May 1, 1999 and May 2, 1998, respectively, as a result of the change in foreign currency translation.

4.      Segments

        The Company's reportable segments are Toys R Us - United States and Toys R Us - International. Divisions that do not meet quantitative reportable thresholds are included in the category classified as Other, which is comprised of the Kids R Us, Babies R Us and Toys R Us Direct divisions. Information related to segments is as follows:

                                               May 1,                 May 2,
                                               1999                   1998


       Net sales
            Toys R Us  USA                  $  1,184                $ 1,165
            Toys R Us  International             523                    482
            Other                                459                    396
       Total                                $  2,166                $ 2,043
       Operating earnings/(loss)
            Toys R Us  USA                  $     41                $    48
            Toys R Us  International             (20)                   (19)
            Other                                 27                     20
            General corporate expenses            (5)                    (2)
            Interest expense, net                (16)                   (17)
       Earnings before taxes on income      $     27                $    30


5.     Other Matters See Part II - Item I - Legal Proceedings.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION
       ==================================================================



Results of Operations

Total consolidated sales increased 6% to $2.2 billion for the first quarter ended May 1, 1999, as compared with $2 billion for the first quarter ended May 2, 1998. On a consolidated basis, comparable store sales, in local currencies, increased by 2% for the first quarter of 1999, as compared with the first quarter of 1998. The sales increases were primarily driven by the Companys store expansion and the growth in the Companys Babies R Us division.

Comparable store sales for the Toys R Us USA division increased by 1% for the first quarter of 1999, as compared with the first quarter of 1998. The increase was primarily driven by the growing strength of the toy industry and improvements being made in the Company's base business. Internationally, the Company's overall comparable toy store sales were flat, on a local currency basis, for the first quarter of 1999, as compared with the first quarter of 1998. The Company's Babies R Us division had a comparable store sales increase in the mid-teens for the quarter, driven by an increase in customer counts as well as an increase in our average sale per customer. The Company's Kids R Us division experienced a decrease in comparable store sales in the low single digits for the first quarter of 1999, as compared with the first quarter of 1998.

On a consolidated basis, cost of sales, as a percentage of sales, increased by approximately 0.1% for the first quarter of 1999, as compared with the first quarter of 1998. Cost of sales for both the Toys R Us USA and International divisions each increased by 0.4% for the first quarter of 1999, as compared with the first quarter of 1998. These increases were due in part to a change in the sales mix. The Companys other divisions experienced a combined decrease in cost of sales, as a percentage of sales, for the first quarter of 1999 as compared with the first quarter of 1998, primarily due to a shift in the sales mix.

Consolidated selling, advertising, general and administrative expenses (SG&A) as a percentage of sales increased by 0.1% for the first quarter of 1999, as compared with the first quarter of 1998. SG&A, as a percentage of sales, remained flat in both the Company's Toys R Us USA and International divisions for the first quarter of 1999, as compared with the first quarter of 1998. During the same period, the Company's other divisions reported a combined 0.1% increase in SG&A, as a percentage of sales.

Depreciation and amortization increased by $5 million for the first quarter of 1999, as compared with the first quarter of 1998 as a result of the Company's continued store expansion and growth.

Foreign currency exchange did not have a material effect on sales or net earnings for the first quarter ended May 1, 1999.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION
          ==================================================================
                                  (continued)


Restructuring and Other Charges

During 1998 the Company announced strategic initiatives to reposition its worldwide business and other charges including the customer-focused reformatting of its toy stores into the new C-3 format, as well as the restructuring of its International operations which resulted in a charge of $353 million ($279 million net of tax benefits, or $1.05 per share). Details on the components of the Company's strategic initiatives and other charges are described in the Company's Annual Report for the year ended January 30, 1999; the reserve balances as at that date and subsequent utilization are as follows:



Description                       Reserve Balance               Reserve Balance
                                        @ 1/30/99    Utilized          @ 5/1/99

Closings/Downsizings:
   Lease commitments                        $  81       $   -             $  81
   Severance and other closing costs           25           1                24
   Other                                       24           -                24
Total Restructuring                         $ 130       $   1             $ 129
Changes in accounting estimates and
    provisions for legal settlements        $  39           -             $  39



The Company has closed two Toys R Us toy stores and three Kids R Us stores in the United States, as well as seven Toys R Us toy stores internationally since the recording of the charges. In addition, the Company has closed two distribution centers and seven area offices in the United States. Unused reserves should be utilized in 1999, with the exception of those related to long -term lease commitments.

In 1998 the Company also announced markdowns and other charges of $345 million ($229 million net of tax benefits, or $.86 per share). Details on the components of these charges are described in the Company's Annual Report for the year ended January 30, 1999; the reserve balances as at that date and subsequent utilization are as follows:





Description                         Reserve Balance              Reserve Balance
                                          @ 1/30/99    Utilized         @ 5/1/99

Markdowns:
   Clear excess inventory                     $  74     $   5              $  69
   Store closings                                27         -                 27
Change in accounting estimates
        and other                                 6         -                  6


Total Cost of Sales                           $ 107     $   5              $ 102


Unused reserves are expected to be utilized in 1999.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
         ==================================================================
                                    (continued)


Impact of Year 2000

Year 2000 issues are those related to the inability of certain computer systems to properly recognize and process date-sensitive information relative to the year 2000 and beyond. The Company's Year 2000 project which began in 1997, includes four major elements which are outlined in the Company's Annual Report for the year ended January 30, 1999.

The total estimated cost to achieve year 2000 compliance is approximately $25 million, which is being expensed as incurred. These estimates exclude internal labor and related costs. Approximately $20 million of these costs have been incurred as of May 1, 1999 and all costs are being funded through cash flows from operations. The Company has begun to develop, but not yet finalized, a contingency plan for possible year 2000 issues. Contingency plans are expected to be in place by the end of the second quarter of 1999.

The total cost of the Year 2000 project is not expected to have a material effect on the Companys financial position or results of operations. The costs of conversion and the completion dates for the project are management's best estimates.

Financial Condition

In 1999, the Company plans to open approximately 10 new toy stores in the United States and is currently in the process of remodeling 180 to 200 existing toy stores in the United States to the new C-3 format. The Company is also planning to add approximately 25 new international toy stores, including 10 franchise stores, and approximately 20 new Babies R Us stores in the United States in 1999.

The Company plans to continue implementing its C-3 Total Solutions Strategy aimed at developing greater everyday customer value in terms of price, service and the total shopping experience. As part of this plan, the Company expects to convert approximately 180 to 200 existing Toys R Us toy stores in the United States to its new C-3 format in 1999 and an additional 325 in 2000. The C-3 store format, which stands for Customer friendly, Cost-effective and Concept for the future, includes wider aisles, more feature opportunities and end-caps, shops and logical category adjacencies all designed to improve customer shopping patterns and experience. The sales floor has been expanded by 20% with a one-third reduction in the size of the back room. The Company also plans to implement some of the high potential elements of the C-3 format in about 175 additional stores in 1999. Finally, the 10 new toy stores slated to open in the United States in 1999, as well as all new USA toy stores going forward, will be in the C-3 format.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
         ==================================================================
                              (continued)


On April 27, 1999, the Company announced several major strategic initiatives regarding online retailing, as part of the Company's strategy to be the clear leader in the online retail market for toys and children's products by the fourth quarter of 1999. The three key initiatives that were announced include: the establishment of toysrus.com as a separate subsidiary headquartered in Northern California; a strategic partnership with Benchmark
Capital,  a Silicon Valley venture   capital  firm;   and  the   acquisition  of
a 500,000 square foot, state-of-the-art, fully-automated distribution center strategically located in Memphis, Tennessee. On May 12, 1999, the Company announced the appointment of Bob Moog as Chief Executive Officer of its toysrus.com subsidiary.

For 1999, capital requirements for the Company's expansion plans mentioned above, as well as capital requirements for its recently announced toysrus.com subsidiary, are estimated to be approximately $550 million.

Total borrowings, net of cash and cash equivalents increased by approximately $276 million at May 1, 1999, as compared with May 2, 1998 due primarily to cash used for the Company's share repurchase program and increased capital expenditures, partially offset by the reduction in merchandise inventories. The Company repurchased approximately 3 million shares of its common stock through its share repurchase program for approximately $53 million during the first quarter of 1999.

Cash requirements for operations, capital expenditures, lease commitments and the share repurchase program will be met primarily through operating activities, borrowings under the $1 billion revolving credit facility, issuance of commercial paper and bank borrowings by foreign subsidiaries.

Weighted average diluted common equivalent shares decreased to 249.3 million during the first quarter ended at May 1, 1999 from 282.3 million during the first quarter ended May 2, 1998, due primarily to the shares repurchased by the Company under its share repurchase program.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The Company may also make forward-looking statements in other documents filed with the Securities and Exchange Commission, its annual report to shareholders, its proxy statement and in press releases. All statements that are not historical facts, including statements about the Company's beliefs or expectations, are forward-looking statements. Such statements involve risks and uncertainties that exist in the company's

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
          ==================================================================
                                  (continued)


operations and business environment that could render actual outcomes and results materially different than predicted. The Company's forward-looking statements are based on assumptions about many factors, including, but not limited to, ongoing competitive pressures in the retail industry, changes in consumer spending, general economic conditions in the United States and other jurisdictions in which the Company conducts business (such as interest rates and consumer confidence) and normal business uncertainty. While the Company believes that its assumptions are reasonable at the time forward-looking statements were made, it cautions that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update such statements in light of new information or future events.

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

           The Company has appealed the FTC's decision to the United States Court of Appeals for the Seventh Circuit. The appeal was argued on May 18, 1999.

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

           The Company believes that it has always acted fairly and in the best interests of its customers and that both its policy and its conduct in connection with the foregoing have been and are within the law. However, to avoid the cost and uncertainty of protracted litigation the Company has reached an agreement to settle, subject to court approval, all of the class action and attorney general lawsuits in a manner which will not have a material adverse effect on its financial condition, results of operations or cash flow. The Company accrued all anticipated costs relating to this matter as of January 30, 1999.

Item 6.         Exhibits and Reports on Form 8-K

                (a) Exhibit 27.1 - Financial Data Schedule for the quarter ended May 1, 1999.

                (b) On April 16, 1999, the Company filed a Form 8-K in connection with the approval by the Company's Board of Directors of an amendment to the Rights Agreement dated as of January 7, 1998.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










Date:  June 14, 1999                              Toys "R" Us, Inc.
                                                  -----------------
                                                  (Registrant)


                                                 s/ Louis Lipschitz
                                                 (Signature)
                                                 Louis Lipschitz
                                                 Executive Vice President and
                                                 Chief Financial Officer