Form 10-Q
period 1999-07-31
TOYS R US INC
filed 1999-09-13
CIK 1005414

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

                For the quarterly period ended July 31, 1999




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

         244,772,683 shares of the registrant's Common Stock were outstanding on August 28, 1999.



===================================================================

                                  INDEX



                                                                           PAGE

PART I - FINANCIAL INFORMATION


         Item 1. Financial Statements


                  Condensed Consolidated Balance Sheets........................2


                  Condensed Consolidated Statements of Earnings................3


                  Condensed Consolidated Statements of Cash Flows..............4


                  Notes to Condensed Consolidated Financial
                  Statements...................................................5

         Item  2.   Management's   Discussion  and  Analysis  of  Results  of
                    Operations  and  Financial Condition.......................7


PART II - OTHER INFORMATION...................................................13


SIGNATURES....................................................................15






                      TOYS "R" US, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  ==========================================
                                  (In millions)

ASSETS                                        July 31,   August 1,   January 30,
                                                1999       1998          1999
                                             ----------  ----------  ----------

Current Assets:
 Cash and cash equivalents                  $   259     $   273       $   410
 Accounts and other receivables                 172         157           204
 Merchandise inventories                      2,304       2,745         1,902
 Prepaid expenses and other current assets      108          76            81
                                            ---------   ---------    ----------
   Total current assets                       2,843       3,251         2,597

Property and equipment, net and other assets  5,026       4,765         4,955

Goodwill, net                                   342         351           347
                                            ==========   =========    =========
                                            $ 8,211       8,367       $ 7,899
                                            ==========   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Short-term borrowings                      $   802    $   1,255     $   156
 Accounts payable                             1,413        1,312       1,415
 Accrued expenses and
 other current liabilities                      523          404         696
 Income taxes payable                           137          145         224
                                            ----------   ----------  ----------
    Total current liabilities                 2,875        3,116       2,491

Long-term debt                                1,221          787       1,222
Deferred income taxes                           333          227         333
Other liabilities                               222          161         229
Stockholders' equity                          3,560        4,076       3,624
                                            ==========   ==========  ==========
                                            $ 8,211      $ 8,367     $ 7,899
                                            ==========   ==========  ==========

                See notes to condensed  consolidated  financial statements.









                         TOYS "R" US, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)
               ===================================================
                         (In millions except per share data)
                                       13 Weeks Ended         26 Weeks Ended
                                   ---------------------   -------------------

                                         July 31, August 1,  July 31,  August 1,
                                           1999      1998      1999        1998
                                       ---------   ---------  -------- --------

Net sales                             $   2,204  $   2,020  $  4,370  $   4,063
                                         -------     -------  ------     ------

Costs and expenses:
 Cost of sales                            1,522      1,390     3,027      2,807
 Selling, advertising,
 general & administrative                   574        520     1,126      1,038
 Depreciation and amortization               66         61       132        122
 Interest expense - net                      23         27        39         44
                                         --------  --------   -------    ------
                                          2,185      1,998     4,324      4,011
                                         --------  --------   -------   -------



Earnings before taxes on income              19         22        46         52
Taxes on income                               7          8        17         19
                                         =======    =======     ======    =====
Net earnings                             $   12     $   14     $  29     $   33
                                         =======    =======     ======    =====



Basic earnings per share                 $  .05     $  .05     $  .12   $   .12
                                         =======    ========  ========   =======

Weighted average
basic shares outstanding                 246.9       273.0      248.1    276.6
                                         =======    =======    =======   =======

Diluted earnings per share             $    .05    $    .05   $    .12  $   .12
                                         =======    =======    =======   =======
Weighted average
diluted shares outstanding               248.8       273.6      249.1    278.0
                                        =======    =======    =======   =======




             See notes to condensed consolidated financial statements.



                            TOYS "R" US, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                   ====================================================
                                     (In millions)



                                                         26 Weeks Ended
                                                         ----------------
                                                     July 31,         August 1,
                                                       1999             1998
                                                     --------         ---------

Cash flows from operating activities:
Net earnings                                        $   29             $     33
Adjustments to reconcile net earnings
to net cash used in operating activities:
  Depreciation and amortization                        132                  122
  Deferred income taxes                                  1                    8
  Changes in operating assets and liabilities:
   Merchandise inventories                            (411)                (281)
   Accounts payable and other operating liabilities   (269)                (310)
   Other operating assets                              (19)                  (6)
                                                    ---------          ---------
  Net cash used in operating activities               (537)                (434)
                                                    ---------          ---------
Cash flows used in investing activities:
Capital expenditures, net                             (198)                (180)
                                                    ---------          ---------
Cash flows from financing activities:
Short-term borrowings, net                              647               1,121
Long-term borrowings                                      0                  31
Long-term debt repayment                                 (5)                (79)
Exercise of stock options                                17                  15
Share repurchase program                               (104)               (420)
                                                     --------          --------
  Net cash provided by financing activities             555                 668

Effect of exchange rate changes
on cash and cash equivalents                             29                   5

Cash and cash equivalents:
(Decrease)/increase during period                      (151)                 59
Beginning of period                                     410                  214
                                                    =========          =========
End of period                                       $   259             $    273
                                                    =========          =========
Supplemental disclosures of cash flow information:
Income tax payments                                 $   104             $     95
                                                    =========          =========


Interest paid                                        $   41             $     49
                                                    =========          =========

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

         The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's annual report. Therefore, the interim statements should be read in conjunction with the Company's annual report for the fiscal year ended January 30, 1999.


2.       Commercial paper
         Commercial paper of $368 million is classified as long-term debt at July 31, 1999 and January 30, 1999 as the Company maintains long-term committed credit agreements to support these borrowings and intends to refinance them on a long-term basis through commercial paper borrowings. Additionally, commercial paper of $487 million and $752 million are included in short-term borrowings at July 31, 1999 and August 1, 1998, respectively.


3.       Comprehensive income
         Comprehensive income/(loss) amounted to $5 million and ($2) million for the second quarter ended July 31, 1999 and August 1, 1998, respectively, as a result of the change in foreign currency translation. For the 26 weeks ended July 31, 1999 and August 1, 1998, comprehensive income amounted to $23 million and $46 million,
         respectively,   as  a  result  of  the  change  in   foreign   currency
         translation.


4.       Segments
         The Company's reportable segments are Toys "R" Us - United States and Toys `R" Us - International. Divisions that do not meet quantitative reportable thresholds are included in the category classified as Other, which is comprised of the Kids "R" Us and Babies "R" Us divisions and the toysrus.com subsidiary. Information related to segments is as follows:



                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            ==========================================================
                                  (In millions)
                                   (continued)



 -------------------------------------------------------------------------------

                                     13 Weeks Ended       26 Weeks Ended
                                  ----------------------------------------------
                                  July 31,   August 1,    July 31,    August 1,
                                    1999        1998        1999        1998

------------------------------  ---------   ---------    ---------    ---------
Net sales
  Toys "R" Us - USA              $ 1,236     $ 1,188      $ 2,420    $  2,353
  Toys "R" Us - International        578         500        1,101         982
  Other                              390         332          849         728
-------------------------------  ---------  ---------    ---------    ---------
Total                            $ 2,204     $ 2,020      $ 4,370    $  4,063
-------------------------------  ---------  ---------    ---------    ---------
Operating earnings/(loss)
  Toys "R" Us - USA              $    45     $    62      $    86    $    110
  Toys "R" Us - International         (1)         (9)         (21)        (28)
  Other                                2          (1)          29          19
  General corporate expenses          (4)         (3)          (9)         (5)
  Interest expense, net              (23)        (27)         (39)        (44)
--------------------------------  --------- ---------    ---------    ---------
Earnings before taxes on income  $    19     $    22      $    46    $     52
--------------------------------  --------- ---------    ----------   ---------



      5.       Subsequent Event
               On August 20, 1999, the Company acquired all of the capital stock of Imaginarium Toy Centers, Inc., a leading educational specialty retailer with 41 stores in 13 states, for approximately $45 million of cash and the assumption of certain liabilities. The acquisition will be accounted for using the purchase method of accounting and the results of Imaginarium operations will be combined with those of the Company from the date of acquisition.


     6.       Other Matters
              See Part II - Item I - Legal Proceedings.










         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
       ==================================================================

Results of Operations
Net sales were $2.2 billion and $4.4 billion, respectively, for the second quarter and six months ended July 31, 1999, an increase of $184 million, or 9% from the quarter ended August 1, 1998, and $307 million, or 8% from the six months ended August 1, 1998. The sales increases were primarily driven by the Company's growth in the Babies "R" Us division as well as increases in comparable store sales. In addition, the net sales growth was partially offset by the closing of 29 under-performing stores (see Restructuring and Other Charges).

On a consolidated basis, comparable store sales, in local currencies, increased by 5% for the second quarter of 1999, and 3% for the six months ended July 31, 1999, as compared with the same periods in 1998. Comparable store sales for the Toys "R" Us - USA division increased by 4% for the second quarter of 1999 and 3% for the first six months of 1999, as compared with the same periods in 1998. These sales gains were driven by stronger merchandising trends offset by the impact of toy stores undergoing C-3 renovations. Internationally, the Company's overall comparable toy store sales, on a local currency basis, increased 6% for the second quarter of 1999, and 3% for the six months ended July 31, 1999, as compared with the same periods in 1998. International sales were strong in most categories, in particular, in the juvenile category, which reflects growing customer acceptance of expanded juvenile shops. The Company's Babies "R" Us division had a comparable store sales increase in the high single digits for the second quarter of 1999, and in the low-teens for the six months ended July 31,1999, driven by an increase in customer counts as well as an increase in average sale per customer. The Company's Kids "R" Us division experienced an increase in comparable store sales in the low single digits for the second quarter of 1999, which were flat for the six months ended July 31, 1999, as compared with the same periods in 1998.

Cost of sales, as a percentage of sales, increased by approximately 0.3% for the second quarter of 1999, and 0.2% for the six months ended July 31, 1999, respectively, as compared with the same periods in 1998. This increase is partially due to additional promotional activity as part of the Company's initiative to improve its price value image. Cost of sales for Toys "R" Us - USA, as a percentage of sales, increased by 0.3% for the second quarter of 1999, and 0.4% for the six months ended July 31, 1999, respectively, as compared with the same periods in 1998. Cost of sales for the Toys "R" Us - International division, as a percentage of sales, increased by 1.1% for the second quarter of 1999, and 0.8% for the six months ended July 31, 1999, respectively, as compared with the same periods in 1998, due to an increase in markdowns. The Company's other divisions experienced a combined decrease in cost of sales, as a percentage of sales, 1.07% for the second quarter of 1999, and 0.6% for the six months ended July, 1999, as compared with the same periods in 1998, due to a favorable change in the sales mix this year.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
       ==================================================================
                                   (continued)

Selling, advertising, general and administrative expenses (SG&A) as a percentage of sales increased by 0.2% for both the second quarter of 1999 and for the six months ended July 31, 1999, respectively, as compared with the same periods in 1998. This increase is primarily due to planned spending on strategic investments, as well as the implementation of a new customer focused initiative. SG&A for Toys "R" Us - USA, as a percentage of sales, increased by 0.8% and 0.4%, respectively, for the second quarter of 1999 and six months ended July 31, 1999, as compared with the same periods in 1998. SG&A for the International division, as a percentage of sales, decreased 2.3% and 1.4%, respectively, for the second quarter of 1999 and the six months ended July 31, 1999, as compared with the same periods in 1998. During the same period, the Company's other divisions reported a combined 0.7% and 0.5% decrease in SG&A, respectively, for the second quarter of 1999 and the six months ended July 31, 1999, as a percentage of sales.

Depreciation and amortization increased by $5 million and $10 million, respectively, for the second quarter of 1999 and the six months ended July 31, 1999, as compared with the same periods in 1998 as a result of the Company's continued store expansion and strategic investments to improve management information systems.

Net interest expense in 1998 included a charge of $4 million related to the early extinguishment of long-term debt. Excluding this charge, net interest expense was $23 million for both the second quarter of 1999 and 1998. For the first six months of 1999, interest expense was $1 million less than 1998, excluding the charge, due primarily to the mix of currencies in which the Company borrowed.

Foreign currency exchange did not have a material effect on sales or net earnings for the second quarter and the six months ended July 31, 1999.

Restructuring and Other Charges
During 1998 the Company announced strategic initiatives to reposition its worldwide business and other charges, including the customer-focused reformatting of its toy stores into the new C-3 format, as well as the restructuring of its International operations, which resulted in a charge of $353 million ($279 million net of tax benefits, or $1.05 per share). Details on the components of the Company's strategic initiatives and other charges are described in the Company's Annual Report for the year ended January 30, 1999; the reserve balances as at that date and subsequent utilization are as follows:



                                  Reserve Balance                Reserve Balance
Description                         @ 1/30/99        Utilized      @ 7/31/99
--------------------------------------------------------------------------------

Closings/Downsizings:
 Lease commitments                    $81             $ 7            $74
 Severance and other closing costs     25               7             18
 Other                                 24               -             24
--------------------------------------------------------------------------------
Total Restructuring                  $130             $14           $116
--------------------------------------------------------------------------------
Changes in accounting estimates and
  provisions for legal settlements    $39               4            $35
--------------------------------------------------------------------------------

                                             8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION
       ==================================================================
                                   (continued)

The Company has closed two Toys "R" Us toy stores and five Kids "R" Us stores in the United States, as well as 22 Toys "R" Us toy stores internationally since the recording of the charges. In addition, the Company has closed three distribution centers and seven area offices in the United States. Unused reserves are expected to be utilized in 1999, with the exception of those related to long-term lease commitments.

In 1998 the Company also announced markdowns and other charges of $345 million ($229 million net of tax benefits, or $.86 per share). Details on the components of these charges are described in the Company's Annual Report for the year ended January 30, 1999; the reserve balances as at that date and subsequent utilization are as follows:


                                 Reserve Balance                 Reserve Balance
Description                         @ 1/30/99         Utilized    @ 7/31/99
--------------------------------------------------------------------------------

Markdowns:
 Clear excess inventory                $74             $ 53         $ 21
 Store closings                         27                3           24
Other                                    6                -            6
--------------------------------------------------------------------------------
Total Cost of Sales                   $107             $ 56         $ 51
--------------------------------------------------------------------------------

Unused reserves are expected to be utilized in 1999.

Impact of Year 2000
Year 2000 issues are those related to the inability of certain computer systems to properly recognize and process date-sensitive information relative to the year 2000 and beyond. The Company's Year 2000 project, which began in 1997, includes four major elements, which are outlined in the Company's Annual Report for the year ended January 30, 1999.

The total estimated cost to achieve year 2000 compliance is approximately $25 million, which is being expensed as incurred. These estimates exclude internal labor and related costs. Approximately $20 million of these costs have been incurred as of July 31, 1999 and all costs are being funded through cash flows from operations. The Company has established contingency plans for possible year 2000 issues and will continue monitoring these plans.

The total cost of the Year 2000 project is not expected to have a material effect on the Company's financial position or results of operations. The costs of conversion and the completion dates for the project are management's best estimates.



        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION
       ==================================================================
                                   (continued)


Financial Condition
In 1999, the Company plans to open approximately 10 new toy stores in the United States and is currently in the process of remodeling many of its existing toy stores in the United States to the new C-3 format. The Company is also planning to add approximately 25 new international toy stores, including 10 franchise stores, and approximately 20 new Babies "R" Us stores in the United States in 1999.

The Company continues to implement its C-3 Total Solutions Strategy aimed at developing greater everyday customer value in terms of price, service and the total shopping experience. The C-3 store format, which stands for Customer friendly, Cost-effective and Concept for the future, includes wider aisles, more feature opportunities and end-caps, shops and logical category adjacencies - all designed to improve customer shopping patterns and experience. The sales floor has been expanded by 20% with a one-third reduction in the size of the back room. The Company has substantially completed, with the exception of certain graphics/signage packages expected in the third quarter, the remodeling of approximately 80 toy stores to the new C-3 format during the second quarter. The Company is planning to have about 170 stores operating in the C-3 format by the upcoming holiday season. In addition, the Company intends to complete the conversion of approximately 240 "front-end" retrofits in 1999. These retrofits include high potential C-3 merchandising modules such as R-Zone (expanded electronics), Celebration Station (party headquarters), an enlarged seasonal shop plus improved customer checkout and traffic flow. In year 2000, the Company plans to complete approximately 325 additional C-3 remodels.

On August 26, 1999, Robert C. Nakasone resigned as the Company's Chief Executive Officer and as a director. Also on that date Michael Goldstein, Chairman of the Board of Directors, was named Chief Executive Officer on an interim basis. Mr. Goldstein was Chief Executive Officer of the Company from 1994 to 1998. The Company has begun the process of seeking a permanent Chief Executive Officer. In connection with the resignation of Mr. Nakasone as Chief Executive Officer and director, the Company entered into a Separation and Release Agreement with Mr. Nakasone providing for cash payments in the aggregate of approximately $5 million. In addition, the Agreement provides for the immediate vesting of all unvested options held by Mr. Nakasone as well as the prorated vesting of unvested equity based awards on the second anniversary of the termination date.

The Company is continuing the development of its internet strategy and has appointed John Barbour as President and Chief Executive Officer of its toysrus.com subsidiary. The Company has also decided not to pursue its internet-related partnership with Benchmark Capital.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
     ==================================================================
                                   (continued)

On August 20, 1999, the Company acquired all of the capital stock of Imaginarium Toy Centers, Inc. for approximately $45 million in cash and the assumption of certain liabilities. The Company believes this acquisition will accelerate its strategy to establish a leadership position in the learning and educational category. In addition, the Company also believes Imaginarium will provide opportunities for new growth. The Company plans to operate the existing Imaginarium stores under the Imaginarium name.

For 1999, capital requirements for the Company's expansion plans mentioned above, as well as capital requirements for its recently announced toysrus.com subsidiary, are estimated to be approximately $550 to $600 million.

The Company's cash outflows from operations increased to $537 million for the six months ended July 31, 1999 from $434 million for the six months ended August 1, 1998 primarily due to increases in merchandise inventories as well as lower accrued expenses and other liabilities.

During the first six months of 1999, the Company repurchased approximately 5.5 million shares of its common stock through its share repurchase program for approximately $104 million. The Company has $226 million remaining in its $1 billion share repurchase program announced in January 1998.

Cash requirements for operations, capital expenditures, lease commitments and the share repurchase program will be met primarily through operating activities, borrowings under the $1 billion revolving credit facility, issuance of commercial paper and bank borrowings by foreign subsidiaries.

Weighted-average diluted shares outstanding decreased to 249.1 million during the first six months ended July 31, 1999 from 278.0 million during the first six months ended August 1, 1998, due primarily to the shares repurchased by the Company under its share repurchase program.


Recent Accounting Pronouncements
In June 1999, the Financial Accounting Standards Board approved the deferral of Statement No. 133 ("SFAS No. 133") - Accounting for Derivatives Instruments and Hedging Activities, which the Company is required to adopt in fiscal year beginning February 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. While not expected to be material, the Company is in the process of determining the impact that the adoption of SFAS No. 133 will have on the consolidated financial position, results of operations and cash flows of the Company.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
        ==================================================================
                                   (continued)



Forward Looking Statements
This Form 10-Q  contains  "forward-looking"  statements  within  the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The Company may also make forward-looking statements in other documents filed with the Securities and Exchange Commission, its annual report to shareholders, its proxy statement and in press releases. All statements that are not historical facts, including statements about the Company's beliefs or expectations, are forward-looking statements. Such statements involve risks and uncertainties that exist in the Company's operations and business environment that could render actual outcomes and results materially different than predicted. The Company's forward-looking statements are based on assumptions about many factors, including, but not limited to, ongoing competitive pressures in the retail industry, changes in consumer spending, general economic conditions in the United States and other jurisdictions in which the Company conducts business (such as interest rates and consumer confidence) and normal business uncertainty. While the Company believes that its assumptions are reasonable at the time forward-looking statements were made, it cautions that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update such statements in light of new information or future events.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting on June 9, 1999 all of management's nominees for director were elected.

          Management's nominees for director received the following votes:


                                   Number of Shares              Withheld Votes
          Robert A. Bernard          207,887,124                    2,137,065
          RoAnn Costin               207,897,080                    2,127,109
          Michael Goldstein          207,905,353                    2,118,836
          Calvin Hill                207,904,714                    2,119,475
          Shirley Strum Kenny        207,903,277                    2,120,912
          Charles Lazarus            207,897,526                    2,126,663
          Norman S. Matthews         207,881,052                    2,143,137
          Howard W. Moore            207,903,280                    2,120,904
          Robert C. Nakasone         207,905,243                    2,118,946
          Arthur B. Newman           207,892,935                    2,131,254

          Also approved by the following  vote was a proposal to approve
          the  new   Non-Employee   Directors'   Compensation   Program:
          143,453,596  shares were voted in favor of,  65,704,735 shares were voted against,  and 865,856 shares  abstained  from, such proposal; and

          also defeated by the following votes were:

          (i)    a proposal to approve the Stockholder Proposal No. 1
                 - Maximize Value Resolution, 156,552,522 shares were
                 voted against, 13,585,812 shares were voted in favor
                 of,  and  987,072  shares   abstained   from,   such
                 proposal; and

         (ii)    a proposal to approve the Stockholder Proposal No. 2
                 -  Request   for   Monitoring   Report   Resolution,
                 151,115,695  shares  were voted  against,  9,269,796
                 shares were voted in favor of, and 10,739,915 shares
                 abstained from, such proposal.


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                10.1  - Separation and Release Agreement, dated
                August 26, 1999 between the Company and Robert C.Nakasone.

                27.1 - Financial  Data Schedule for the quarter ended
                July 31, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










         Date:  September 13, 1999                  Toys "R" Us, Inc.
                                                    ---------------------------
                                                    (Registrant)






                                                   s/ Louis Lipschitz
                                                   -----------------------------
                                                  (Signature)
                                                   Louis Lipschitz
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                                            EXHIBIT 10.1





                        SEPARATION AND RELEASE AGREEMENT

                  This Separation and Release Agreement ("Agreement") is entered into as of this 26th day of August, 1999 between TOYS "R" US, INC., a Delaware corporation and any successor thereto (collectively, the "Company") and Robert
C. Nakasone (the "Executive").

                  The Executive and the Company agree as follows:

                  1. The employment relationship between the Executive and the Company will terminate effective as of September 5, 1999 (the "Termination Date").
                  2.       In   accordance   with  the   Executive's   Retention
                           Agreement (the  "Retention  Agreement"),  the Company
                           has  agreed  to  pay  the   Executive  the  following
                           payments and to make the following benefits available after the Termination Date:
Salary.
                 (i) The Company will pay Employee a lump sum cash amount of $803,793 within 30 days of the Termination Date.
                (ii) From the Termination Date through the Second Anniversary of the Termination Date the Company will pay Executive an aggregate of $4,293,360 in equal installments,made at least monthly over the 24 months following Termination Date,such amount to be payable in accordance with the Company's regular payroll policies as in effect from time to time.
                           In addition,   if  the   Company's Strategic Bonus
                           Plan is extended or replaced by a new plan after 2000, the Company shall pay Executive $262,500 upon the extension or replacement of such plan.
              (iii) All payments to Executive under this Section 2(a) will be less applicable withholdings for federal, state and local taxes.
Stock Options.
               (iv) All unvested options and all unvested profit shares held by the Executive, or for the benefit of the Executive, shall vest on the Termination Date.
                (v) Any other unvested equity based award (including, without limitation, restricted stock and stock units) held by the Executive shall vest on the Second Anniversary of the Termination Date on a pro rata basis determined by a specific fraction, where the numerator of the fraction is the number of months elapsed from the grant of such equity award through the Termination Date plus 24 months after the Termination Date, and the denominator of the fraction is the total number of months in the vesting period for such award, and shall be delivered to the Executive entirely in the form of the Company's common stock on the second anniversary of the Termination Date, subject to compliance with the terms of this Agreement through such date.




                (vi) Options held by the Executive that are vested on the Termination Date or vest thereafter pursuant to this Section 2(b) may be exercised until the expiration date of such options.
                (vii) Executive shall not be entitled to any additional grants of any stock options, restricted  stock,  or other equity based or
                           long term awards.
               (viii) Any and all options to acquire stock in the Company's subsidiary, Toysrus.com, Inc., shall vest with such options remaining exercisable for the original exercise period thereof.

Benefit Plans (Other than Health). The Company shall continue to provide, in the manner and timing provided for in the benefit and welfare plans, policies and programs of the Company in which Executive participates on the Termination Date (other than as provided in Sections 2(a) and 2(b) above and 2(d) below), the benefits provided under such plans that the Executive would receive if the Executive's employment continued for two years after the Termination Date, assuming for this purpose that the Executive's compensation is the amount paid pursuant to Section 2(a)(ii) above, and the Executive shall be fully vested in any account balance and all other benefits under such plans; provided, however, that the benefits provided under this Section 2(c) shall be limited to the amounts permitted by law or as would otherwise not potentially adversely impact on the tax qualification of any such plans; provided, further, that if such benefits may not be continued under such plans, the Company shall pay to the Executive an amount equal to the Company's cost had such benefits been continued. Health Benefits. The Executive (and his spouse and dependent children) will be entitled to continuation of health benefits under the Plans (as such term is defined in the Retention Agreement) until Executive is 65 years old at a level commensurate with the Executive's current position and if the Executive (or his spouse and dependent children upon his death) elects to receive such health benefits, the Executive shall pay the premium charged to former employees of the Company pursuant to Section 4980B of the Code; provided, that the Company can amend or otherwise alter the Plans to provide benefits to the Executive that are no less than those commensurate with the Executive's current position; provided, that to the extent such benefits cannot be provided to the Executive under the terms of the Plans or the Plans cannot be so amended in any manner not adverse to the Company, the Company shall pay the Executive, on an after-tax basis, an amount necessary for the Executive to acquire such benefits from an independent insurance carrier; and provided further, that the obligations of the Company under this clause 2(d) shall be terminated if, at any time after the Termination Date, the Executive is employed or is otherwise affiliated with a party that offers comparable health benefits to the Executive. Automobile. Executive shall return any leased or Company automobile on the Second Anniversary of the Termination Date. No Other Benefits. Executive acknowledges that he is not entitled to receive benefits from the Company other than as set forth in this Section 2, except for any benefits afforded Executive by applicable law. Effectiveness of Payments. No payments shall be made under this Section 2 until this Agreement becomes effective pursuant to Section 12 hereof.

    3. In consideration of the above, the sufficiency of which the Executive hereby acknowledges, the Executive,on behalf of the Executive and the Executive's heirs, executors and assigns, hereby releases and forever discharges the Company and its members, parents, affiliates, subsidiaries, divisions, any and all current and former directors, officers, employees, agents, and contractors and their heirs and assigns, and any and all employee pension benefit or welfare benefit plans of the Company, including current and former trustees and administrators of such employee pension benefit and welfare benefit plans, from all claims, charges, or demands, in law or in equity, whether known or unknown, which may have existed or which may now exist from the beginning of time to the date of this letter agreement, including, without limitation, any claims the Executive may have arising from or relating to the Executive's employment or termination from employment with the Company, including a release of any rights or claims the Executive may have under Title VII of the Civil Rights Act of 1964, as amended, and the Civil Rights Act of 1991 (which prohibit discrimination in employment based upon race, color, sex, religion, and national origin); the Americans with Disabilities Act of 1990, as amended, and the Rehabilitation Act of 1973(which prohibit discrimination based upon disability); the Family and Medical Leave Act of 1993 (which prohibits discrimination based on requesting or taking a family or medical leave); Section 1981 of the Civil Rights Act of 1866 (which prohibits discrimination based upon race);
      Section 1985(3) of the Civil Rights Act of 1871 (which prohibits conspiracies to discriminate); the Employee Retirement Income Security Act of 1974, as amended (which prohibits discrimination with regard to benefits); any other federal, state or local laws against discrimination; or any other federal, state, or local statute, or common law relating to employment, wages, hours, or any other terms and conditions of employment. This includes a release by the Executive of any claims for wrongful discharge, breach of contract, torts or any other claims in any way related to the Executive's employment with or resignation or termination from the Company. This release also includes a release of any claims for age discrimination under the Age Discrimination in Employment Act, as amended ("ADEA"). The ADEA requires that the Executive be advised to consult with an attorney before the Executive waives any claim under ADEA. In addition, the ADEA provides the Executive with at least 21 days to decide whether to waive claims under ADEA and seven days after the Executive signs the Agreement to revoke that waiver.

                  Additionally, the Company agrees to discharge and release the Executive and the Executive's heirs from any claims, demands, and/or causes of action whatsoever, presently known or unknown, that are based upon facts occurring prior to the date of this Agreement, including, but not limited to, any claim, matter or action related to the Executive's employment and/or affiliation with, or termination and separation from the Company; provided that such release shall not release the Executive from any loan or advance by the Company or any of its subsidiaries, any act that would constitute "Cause" under the Executive's Retention Agreement or a breach under Sections 8(b), 10 or 12(e) of the Executive's Retention Agreement.

                  4. This  Agreement is not an admission by either the Executive or the Company of any wrongdoing or liability.

                  5. The Executive  waives any right to  reinstatement  or
                     future employment with the Company following the Executive's separation from the Company on the Termination Date.



                  6. The Executive agrees not to engage in any act after execution of the Separation and Release Agreement that is intended, or may reasonably be expected to harm the reputation, business, prospects or operations of the Company, its officers, directors, stockholders or employees. The Company further agrees that it will engage in no act which is intended, or may reasonably be expected to harm the reputation, business or prospects of the Executive.

                  7. The Executive shall continue to be bound by Sections 10 and 12(e) of the Executive's Retention Agreement; provided, Section 10(h) of the Retention is amended by deleting clause (i) thereof and replacing it with the following:

                  "(i) "Restricted Business" means any retail store or mail order business or any business, deriving at least 10% or more of its revenues from the manufacture or marketing of toys, juvenile or baby products, juvenile furnture or children's clothing."

                  8. The Executive shall promptly return all the Company property in the Executive's possession, including, but not limited to, the Company keys, credit cards, cellular phones, computer equipment, software and peripherals and originals or copies of books, records, or other information pertaining to the Company business. The Executive shall return any leased or Company automobile at the expiration of the restrictions under Section 10(d) of the Executive's Retention Agreement.

                  9. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, without reference to the principles of conflict of laws. Exclusive jurisdiction with respect to any legal proceeding brought concerning any subject matter contained in this Agreement shall be settled by arbitration as provided in the Executive's Retention Agreement.

                  10. This Agreement represents the complete agreement between the Executive and the Company concerning the subject matter in this Agreement and supersedes all prior agreements or understandings, written or oral, including without limitation, any employment agreement, arrangement or understanding and any other agreement (including agreements, arrangements or understandings with respect to stock options and other benefits and compensation) between the Company (or its subsidiaries), except that the Stock Unit Agreement between the Company and Executive
                           (as modified by Section 2(b) above) and the Partnership Option Agreements between the Company and Executive dated February 1, 1993, December 7, 1993, May 17, 1995, March 14, 1996, June 20 1997, November
                           3, 1997, March 13, 1998, September 8, 1998, June 6,
                           1999 and April 7, 1999 (each as modified by Section 2
                           (b) above) shall continue in full force and effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

                  11. Each of the sections contained in this Agreement shall be enforceable independently of every other section  in this  Agreement,  and the  invalidity  or




                           nonenforceability of any section shall not invalidate or render unenforceable any other section contained in this Agreement.

                  12. It is further understood that for a period of 7 days following the execution of this Agreement in duplicate originals, the Executive may revoke this Agreement, and this Agreement shall not become effective or enforceable until the revocation period has expired. No revocation of this Agreement by the Executive shall be effective unless the Company has received within the 7-day revocation period, written notice of any revocation, all monies received by the Executive under this Agreement and all originals and copies of this Agreement.
                  13. This Agreement has been entered into voluntarily and not as a result of coercion, duress, or undue influence. The Executive acknowledges that the Executive has read and fully understands the terms of this Agreement and has been advised to consult with an attorney before executing this Agreement. Additionally, the Executive acknowledges that the Executive has been afforded the opportunity of at least 21 days to consider this Agreement.

                  The parties to this Agreement have executed this Agreement as of the day and year first written above.



                                         TOYS "R" US, INC.


                                         By:      /s/ Michael Goldstein
                                                  Name:
                                                  Title:


                                         ROBERT C. NAKASONE


                                                 /s/ Robert C. Nakasone