Form 10-Q
period 1999-10-30
TOYS R US INC
filed 1999-12-14
CIK 1005414

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

              For the quarterly period ended October 30, 1999




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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

      239,947,544 shares of the registrant's Common Stock were outstanding on November 26, 1999.



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


     Item  2.   Management's   Discussion  and  Analysis  of  Results  of
                Operations  and  Financial Condition..........................7


PART II - OTHER INFORMATION..................................................14


SIGNATURES...................................................................16




                         TOYS "R" US, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)
                      ==========================================
                                     (In millions)
ASSETS                                   October 30,  October 31,   January 30,
                                            1999           1998            1999
                                       ----------      -----------    ---------
Current Assets:
 Cash and cash equivalents              $  297         $  250            $  410
 Accounts and other receivables            170            167               204
 Merchandise inventories                 3,101          3,256             1,902
 Prepaid expenses and
 other current assets                      132             79                81
                                      -----------    ------------    ----------
  Total current assets                   3,700          3,752             2,597

Property and equipment, net
and other assets                         5,147          4,789             4,955

Goodwill, net                              377            349               347
                                     ============    =============  ===========
                                      $  9,224       $  8,890           $ 7,899
                                     ============    =============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
 Short-term borrowings               $  1,130        $  1,723          $    156
 Accounts payable                       2,132           2,027             1,415
 Accrued expenses and
 other current liabilities                586             469               696
 Income taxes payable                     121              98               224
                                   ------------   -------------     -----------
  Total current liabilities             3,969           4,317             2,491


Commitments and contingencies - Note 7

Long-term debt                          1,240             817             1,222
Deferred income taxes                     334             168               333
Other liabilities                         204             247               229
Stockholders' equity                    3,477           3,341             3,624
                                   ============   =============     ===========
                                     $  9,224        $  8,890          $  7,899

                                   ============   =============     ===========

          See notes to condensed  consolidated  financial statements.








                       TOYS "R" US, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
               =====================================================
                       (In millions except per share data)

                                       13 Weeks Ended            39 Weeks Ended
                                  ---------------------     -------------------
                               October 30,  October 31, October 30, October 31,
                                   1999        1998           1999         1998
                               ----------  -----------  ----------   ----------

Net sales                        $  2,465      $  2,171   $  6,835     $  6,234
                               ----------    ----------   ----------  ---------

Costs and expenses:
 Cost of sales                      1,704         1,831      4,731        4,638
 Selling, general and
 administrative expenses              641           600      1,767        1,638
 Restructuring charge                  -            294         -           294
 Depreciation and amortization         71            65        203          187
 Interest expense - net                25            28         64           72
                                ----------    ----------   ----------  --------
                                    2,441         2,818      6,765        6,829
                                ----------    ----------   ----------  --------



Earnings (loss) before
taxes on income                       24          (647)         70        (595)
Income tax expense (benefit)           9          (172)         26        (153)
                                ----------    ----------   ----------  --------
Net earnings (loss)               $   15       $  (475)     $   44     $  (442)
                               ==========    ==========    ==========  ========

Basic earnings (loss) per share    $ .06      $  (1.85)      $ .18    $  (1.64)
                               ==========    ==========   ==========  =========
Weighted average
basic shares outstanding          243.3         257.4       246.5       270.2
                               ==========   ==========   ==========  ==========

Diluted earnings (loss) per share  $ .06       $ (1.85)   $   .18     $  (1.64)
                               ==========    ==========  ==========  ==========
Weighted average
diluted shares outstanding        243.4          257.4     247.2        270.2
                               ==========    ==========  ==========  ==========





                  See notes to condensed consolidated financial statements.




                     TOYS "R" US, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
               ====================================================
                               (In millions)
                                                           39 Weeks Ended
                                                     --------------------------
                                                      October 30,   October 31,
                                                           1999          1998
                                                     -------------  -----------

Cash flows from operating activities:
Net earnings (loss)                                      $  44         $  (442)
Adjustments to reconcile net earnings
(loss) to net cash used in operatingactivities:
  Restructuring and other charges                           -              546
  Depreciation and amortization                            203             187
  Deferred income taxes                                     -              (51)
  Changes in operating assets and liabilities:
    Merchandise inventories                             (1,186)         (1,143)
    Accounts payable and other operating liabilities       473             510
    Other operating assets                                 (51)            (87)
                                                       ----------    ----------
      Net cash used in operating activities               (517)           (480)
                                                       ----------    ----------
Cash flows from investing activities:
Capital expenditures, net                                 (364)           (308)
Purchase of Imaginarium, net of cash acquired              (43)              -
                                                      -----------    ----------
     Net cash used in investing activities                (407)           (308)
                                                      -----------    ----------
Cash flows from financing activities:
Short-term borrowings, net                                 989           1,590
Long-term borrowings                                         -              31
Long-term debt repayment                                    (8)            (78)
Exercise of stock options                                   17              16
Share repurchase program                                  (179)           (705)
                                                     ------------   -----------
      Net cash provided by financing activities            819             854

Effect of exchange rate changes
on cash and cash equivalents                                (8)            (30)

Cash and cash equivalents:
(Decrease)/increase during period                         (113)             36
Beginning of period                                        410             214
                                                     ===========    ===========
End of period                                           $  297          $  250
                                                     ===========    ===========

Supplemental disclosures of cash flow information:
Income tax payments                                     $  123          $   111
                                                    ============    ===========

Interest paid                                           $   71          $    85
                                                    ============    ===========

                   See notes to condensed consolidated financial statements

                                              4

                               TOYS "R" US, INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)
                ==========================================================
                                         (In millions)


1.       Interim reporting
         The interim condensed consolidated financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist primarily of normal recurring accruals), have been made and the interim financial statements present fairly the consolidated financial condition and operating results for the unaudited periods. Because of the seasonal nature of the company's business, results for interim periods are not indicative of results to be expected for the fiscal year.

         The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the company's Annual Report. Therefore, the interim statements should be read in conjunction with the company's Annual Report for the fiscal year ended January 30, 1999.


2.       Commercial paper
         Commercial paper of $368 is classified as long-term debt at October 30, 1999 and January 30, 1999. The company maintains long-term committed credit agreements to support these borrowings and intends to refinance them on a long-term basis through commercial paper borrowings. Additionally, commercial paper of $800 and $1,270 are included in short-term borrowings at October 30, 1999 and October 31, 1998, respectively.


3.       Comprehensive income
         Comprehensive loss amounted to $1 and $456 for the thirteen weeks ended October 30, 1999 and October 31, 1998, respectively, as a result of foreign currency translation adjustments. Comprehensive income/(loss) amounted to $22 and ($411) for the 39 weeks ended October 30, 1999 and October 31, 1998, respectively, as a result of foreign currency translation adjustments.


4.       Segments
         The company's reportable segments are Toys "R" Us - USA and Toys `R" Us
         - International. Divisions that do not meet quantitative reportable thresholds are included in the category classified as Other, which is comprised of the Kids "R" Us and Babies "R" Us divisions and the toysrus.com subsidiary. Information related to segments is as follows:


                            TOYS "R" US, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                =============================================================
                                  (In millions)
                                   (continued)




-------------------------------------------------------------------------------

                                            13 Weeks Ended       39 weeks Ended
                                           ------------------------------------
                                         October   October   October    October
                                        30, 1999   31,1998   30,1999    31,1998

-----------------------------------   ----------  --------- ---------- --------
Net sales:
 Toys "R" Us - USA                      $ 1,310    $ 1,143    $ 3,730   $ 3,496
 Toys "R" Us - International                652        571      1,753     1,553
 Other                                      503        457      1,352     1,185
-----------------------------------   ----------  ----------  ---------  ------
Total                                   $ 2,465    $ 2,171    $ 6,835   $ 6,234
-----------------------------------   ----------   --------- ---------  -------
Operating earnings/(loss):
 Toys "R" Us - USA                      $    26    $    34    $   112   $  144
 Toys "R" Us - International                 12         (9)        (8)     (37)
 Other                                       22         38         51       57
 General corporate expenses                 (11)        (4)       (21)      (9)
 Interest expense, net                      (25)       (28)       (64)     (72)
 Restructuring and other charges             -        (678)         -     (678)
------------------------------------   ---------   ---------     -------  ------
Earnings (loss) before taxes on
 Income                                 $    24    $  (647)   $    70   $ (595)
------------------------------------   ---------- ----------    -------- ------



      5.       Acquisition
               On August 20, 1999, the company acquired all of the capital stock of Imaginarium Toy Centers, Inc., a leading educational specialty retailer with 41 stores in 13 states, for approximately $45 in cash and the assumption of certain liabilities. The acquisition is accounted for using the purchase method of accounting and the results of Imaginarium operations have been combined with those of the company from the date of acquisition. Goodwill of approximately $40 resulting from the purchase is being amortized over 10 years.

      6.       Restructuring and other charges
               On September 16, 1998, the company recorded charges of $678 ($508 net of tax benefits) to strategically reposition its worldwide business. See the company's Annual Report for the year ended January 30, 1999 for details on these charges. Also see the section "Management's Discussion and Analysis of Results of Operations and Financial Condition" in this report for an update on the initiatives and the status of related reserves.

     7.       Commitments  and  contingencies
              See Part II-Item I-Legal Proceedings.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
       ==================================================================

Results of Operations
Net sales were $2.5 billion and $6.8 billion, respectively, for the third quarter and nine months ended October 30, 1999, an increase of $294 million, or 14% from the quarter ended October 31, 1998, and $601 million, or 10% from the nine months ended October 31, 1998. The sales increases were primarily driven by increases in comparable store sales versus the same periods in 1998, as well as continued new store growth. The 1999 net sales increases were achieved despite closing 31 under-performing stores this year (see "Restructuring and Other Charges" below).

Foreign currency exchange had a favorable impact on net sales of approximately $35 million and $66 million, respectively, for the third quarter and nine months ended October 30, 1999, as compared with the same periods in 1998.

On a consolidated basis, comparable store sales, in local currencies, increased by 8% for the third quarter of 1999, and 5% for the nine months ended October 30, 1999, as compared with the same periods in 1998. Comparable store sales for the Toys "R" Us - USA division increased by 13% for the third quarter of 1999 and 6% for the first nine months of 1999, as compared with the same periods in 1998. These sales gains were driven primarily by stronger merchandising trends offset by the impact of toy stores undergoing C-3 renovations. Internationally, comparable toy store sales, on a local currency basis, increased 5% for the third quarter of 1999, and 4% for the nine months ended October 30, 1999, as compared with the same periods in 1998. Strong International sales performances were achieved in most merchandise categories. In particular, the juvenile and toy category was very strong, as well as electronics, excluding video games. The company's Babies "R" Us division had comparable store sales increases in the mid-single digits for the third quarter of 1999, and 10% for the nine months ended October 30,1999. These increases were driven by strong sales in most categories, in particular, in the infant care and apparel categories. The company's Kids "R" Us division experienced a decrease in comparable store sales in the mid to low-single digits for the third quarter of 1999, as well as the nine months ended October 30, 1999, as compared with the same periods in 1998. Kids "R" Us sales were adversely impacted by slow moving fall products such as heavy outerwear, sweaters and fleece sets and less than anticipated sales during the back to school period.

On  September  16,  1998,   the  company   recorded   restructuring   and  other
non-recurring charges of $678 million to reposition its worldwide business. Accordingly, cost of sales and selling, general and administrative expenses ("SG&A") for the three and nine months ended October 31, 1998 include charges of $345 million and $39 million, respectively, with the remaining charges of $294 million reported as a restructuring charge. Refer to the company's Annual Report for the year ended January 30, 1999 for details on these charges.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                                AND FINANCIAL CONDITION
        ==================================================================
                                   (continued)

On a consolidated basis, excluding these restructuring and other charges, cost of sales, as a percentage of sales, increased by 0.7% for the third quarter of 1999, and 0.3% for the nine months ended October 30, 1999, respectively, as compared with the same periods in 1998. Cost of sales as a percentage of sales for the Toys "R" Us - USA division increased by 1.6% for the third quarter of 1999, as compared with the same period in 1998, resulting primarily from a change in sales mix, as well as increased markdowns to keep inventory fresh.
Cost of sales as a percentage of sales for the Toys "R" Us - International division decreased by 0.6% for the third quarter of 1999, as compared with the same period in 1998, resulting primarily from a favorable shift in the sales mix to higher margin categories. The company's other divisions experienced a combined decrease in cost of sales, as a percentage of sales, of 0.5% for the third quarter of 1999, as compared with the same periods in 1998, due to a favorable change in the sales mix for the Babies "R" Us division, partially offset by increased markdown expense in the Kids "R" Us division this year.

On a consolidated basis, excluding restructuring and other charges, SG&A, as a percentage of sales, increased by 0.2% for the third quarter of 1999 and 0.3% for the first nine months of 1999, as compared with the same periods in 1998. SG&A for 1999 includes costs to operate the company's toysrus.com subsidiary, as well as severance costs for the company's former Chief Executive Officer. Excluding these costs, SG&A decreased 0.8% and 0.2% for the three and nine months ended October 30, 1999, as compared with the same periods in 1998, due primarily to sales leveraging. SG&A, as a percentage of sales for the Toys "R" Us - USA division increased by 0.6% for the third quarter of 1999 as compared with 1998. This increase was partially due to increased distribution costs, as well as increased store payroll costs from the C-3 remodeling and "front-end" conversion programs. SG&A for the International division, as a percentage of sales, decreased 1.3% for the third quarter of 1999, as compared with 1998. During the same period, the company's other divisions reported a combined 1% increase in SG&A, as a percentage of sales.

Included in the company's results are net losses before income taxes of $17 million and $22 million, respectively, for the third quarter and nine months ended October 30, 1999, related to establishing and operating its internet subsidiary, toysrus.com.

Depreciation and amortization increased by $6 million and $16 million, respectively, for the third quarter and the first nine months of 1999, as compared with the same periods in 1998, as a result of the company's continued store expansion and strategic investments to improve management information systems.

Net interest expense decreased by $3 million for the third quarter of 1999 from $28 million for the third quarter of 1998. For the first nine months of 1999, interest expense was $4 million less than 1998, excluding a 1998 second quarter charge of $4 million related to early extinguishment of debt. These decreases were primarily due to lower average borrowings.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
         ==================================================================
                                   (continued)

Foreign currency exchange did not have a material impact on net earnings for either the third quarter or nine months ended October 30, 1999 as compared with the same periods in 1998.

Restructuring and Other Charges
During 1998, the company announced strategic initiatives to reposition its worldwide business and other charges, including the customer-focused reformatting of its toy stores into the new C-3 format, as well as the restructuring of its international operations, which resulted in a charge of $353 million ($279 million net of tax benefits, or $1.05 per share). Details on the components of the company's strategic initiatives and other charges are described in the company's Annual Report for the year ended January 30, 1999; the reserve balances as at that date and subsequent utilization are as follows:



                                    Reserve Balance             Reserve Balance
Description                           @ 1/30/99       Utilized      @ 10/30/99
-------------------------------------------------------------------------------

Closings/Downsizings:
  Lease commitments                    $81              $11            $70
  Severance and other closing costs     25                9             16
  Other                                 24                -             24
-------------------------------------------------------------------------------
Total Restructuring                   $130              $20           $110

-------------------------------------------------------------------------------
Changes in accounting estimates and
  Provisions for legal settlements     $39               $6            $33
-------------------------------------------------------------------------------


The company has closed two Toys "R" Us toy stores and ten Kids "R" Us stores in the United States, as well as 24 Toys "R" Us toy stores internationally since recording the charges. In addition, the company has closed four distribution centers and seven area offices in the United States since recording the charges. Unused reserves are expected to be utilized in the company's upcoming business cycle, with the exception of those related to long-term lease commitments.

In 1998, the company also announced markdowns and other charges of $345 million ($229 million net of tax benefits). Details on the components of these charges are described in the company's Annual Report for the year ended January 30, 1999; the reserve balances as at that date and subsequent utilization are as follows:

                                  Reserve Balance               Reserve Balance
Description                          @ 1/30/99      Utilized      @ 10/30/99
-------------------------------------------------------------------------------

Markdowns:
 Clear excess inventory                $ 74           $ 73                $1
 Store closings                          27             14                13
Other                                     6              -                 6
-------------------------------------------------------------------------------
Total Cost of Sales                    $107           $ 87              $ 20
-------------------------------------------------------------------------------

Unused reserves are expected to be utilized in the company's upcoming business cycle.

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

The company completed an assessment of year 2000 requirements for the systems supported by its Information Technology Department which included contacting its software suppliers. The impacted systems, including those that are part of the company's data processing infrastructure, are now year 2000 compliant as a result of modification or replacement. The company completed remediation, testing and rollout of all of its mainstream business systems in 1999.

The company has communicated with suppliers, equipment vendors and service providers to determine the extent to which it is vulnerable to the failure of these parties to remedy any year 2000 issues. Most of these parties have indicated that they intend to be year 2000 compliant by January 1, 2000. Regardless, the company has developed contingency plans for its major suppliers, where feasible, to mitigate year 2000 risk.

The total  estimated cost to achieve year 2000 compliance is  approximately  $25 million, which excludes internal labor and related costs. Approximately $22 million of these costs have been incurred as of October 30, 1999 and all costs are being funded through cash flows from operations. The company has established contingency plans for possible year 2000 issues and will continue monitoring these plans.

The company has successfully completed its year 2000 compliance initiatives. However, no assurance can be given that this issue, as it relates to the company's internal systems or those of other companies on which it relies, will not have a material adverse impact on the company's operations.

Financial Condition
By January 29, 2000, the company will operate approximately 1,546 stores, consisting of: 707 toy stores in the United States; 458 International toy stores (including 90 franchise and joint venture stores); 205 Kids "R" Us children's clothing stores; 131 Babies "R" Us stores and 45 Imaginarium stores. The company also sells merchandise through its Internet sites at www.toysrus.com and www.imaginarium.com and through mail order catalogs.

The company continues to implement its C-3 Total Solutions Strategy aimed at developing greater everyday customer value in terms of price, service and the total shopping experience. The C-3 store format, which stands for Customer friendly, Cost-effective and Concept for the future, includes wider

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
      ==================================================================
                                   (continued)

aisles, more feature opportunities and end-caps, shops and logical category adjacencies - all designed to improve customer shopping patterns and experience. The sales floor has been expanded by 20% with a one-third reduction in the size of the back room. The company has completed its 1999 C-3 remodeling program and now has 170 stores operating in the C-3 format. In addition, the company now operates an additional 230 "front-end" retrofit stores. These retrofits include high potential C-3 merchandising modules such as R-Zone (expanded electronics), Celebration Station (party headquarters), an enlarged seasonal shop plus improved customer checkout and traffic flow. The company plans to convert additional existing stores to the C-3 format in 2000.

On August 26, 1999, Robert C. Nakasone resigned as the company's Chief Executive Officer and as a director. Also on that date Michael Goldstein, Chairman of the Board of Directors, was named Chief Executive Officer on an interim basis. Mr. Goldstein was Chief Executive Officer of the company from 1994 to 1998. The company has begun the process of seeking a permanent Chief Executive Officer and has identified several candidates. In connection with the resignation of Mr. Nakasone as Chief Executive Officer and director, the company entered into a Separation and Release Agreement with Mr. Nakasone providing for cash payments, the immediate vesting of all unvested options and unvested profit shares held by Mr. Nakasone, as well as the prorated vesting of other unvested equity based awards on the second anniversary of the termination date. The company accrued a total of $8 million as of October 30, 1999 to cover all costs related to this agreement.

On August 20, 1999, the company acquired all of the capital stock of Imaginarium Toy Centers, Inc. for approximately $45 million in cash and the assumption of certain liabilities. The company believes this acquisition will accelerate its strategy to establish a leadership position in the learning and educational category. In addition, the company also believes Imaginarium will provide opportunities for new growth. The company is currently operating the existing Imaginarium stores under the Imaginarium name. The operating results of Imaginarium from the date of acquisition were not material to the overall results of the company.

For 1999, capital requirements for the company's expansion plans mentioned above, as well as capital requirements for its toysrus.com subsidiary, are estimated to be approximately $550 to $600 million.

The company's cash outflows from operations increased to $517 million for the nine months ended October 30, 1999 from $480 million for the nine months ended October 31, 1998 primarily due to a larger change in operating assets and liabilities in 1999, as compared with 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
        ==================================================================
                                   (continued)

During the first nine months of 1999, the company repurchased approximately 10.6 million shares of its common stock through its share repurchase program for approximately $179 million. The company has $151 million remaining in its $1 billion share repurchase program announced in January 1998.

Cash requirements for operations, capital expenditures, lease commitments and the share repurchase program will be met primarily through operating activities, borrowings under the $1 billion revolving credit facility, issuance of commercial paper and bank borrowings by foreign subsidiaries.

Weighted-average diluted shares outstanding decreased to 247.2 million during the first nine months ended October 30, 1999 from 270.2 million during the first nine months ended October 31, 1998, due primarily to the shares repurchased by the company under its share repurchase program.

Recent Accounting Pronouncements
In June 1999, the Financial Accounting Standards Board approved the deferral of Statement No. 133 ("SFAS No. 133") - Accounting for Derivatives Instruments and Hedging Activities, which the company is required to adopt in its fiscal year beginning February 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. While not expected to be material, the company is in the process of determining the impact that the adoption of SFAS No. 133 will have on the consolidated financial position, results of operations and cash flows of the company.

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

                  After the filing of the FTC complaint, several class action suits were filed against the company in State courts in Alabama and California, alleging that the company has violated certain state competition laws as a consequence of the behavior alleged in the FTC complaint. After the Initial Decision was handed down, more than thirty purported class actions were filed in federal and state courts in various jurisdictions alleging that the company has violated the federal antitrust laws as a consequence of the behavior alleged in the FTC complaint. In addition, the attorneys general of forty-four states, the District of Columbia and Puerto Rico have filed a suit against the company in their capacity as representatives of the consumers of their states, alleging that the company has violated federal and state antitrust laws as a consequence of the behavior alleged in the FTC complaint. These suits sought damages in unspecified amounts and other relief under state and/or federal law.

                  The company believes that it has always acted fairly and in the best interests of its customers and that both its policy and its conduct in connection with the foregoing have been and are within the law. However, to avoid the cost and uncertainty of protracted litigation the company has reached an agreement to settle, subject to final court approval (preliminary approval having previously been granted by the court), all of the class action and attorney general lawsuits in a manner which will not have a material adverse effect on its financial condition, results of operations or cash flow. The company accrued all anticipated costs relating to this matter as of January 30, 1999.

Item 5.           Other Information

                  Stockholder Proposals

                  Sec. 2.1(b) of the Company's By-Laws provides for the Company to provide notice of an upcoming Annual Meeting of Stockholders at least 100 days in advance of such meeting. Notice is hereby given that the Company's 2000 Annual Meeting of Stockholders is expected to be held on June 7, 2000. Pursuant to Sec. 2.1(b) of the By-Laws, stockholder nominations of persons for election to the Board of Directors of the Company must be received by the Company at its principal executive office, 461 From Road, Paramus, New Jersey 07652, Attention: Secretary no later than March 9, 2000 in order to be considered timely.

Item 6.           Exhibits and Reports on Form 8-K


                 (a)   Exhibits

                       27.1 - Financial Data Schedule for the quarter ended October 30, 1999.


                 (b)   Reports on Form 8-K

                       On August 26, 1999, the company filed a Form 8-K in connection with the resignation of Robert C. Nakasone as Chief Executive Officer and director of the company and the appointment of Michael Goldstein as acting Chief Executive Officer.

                                    SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










         Date:  December 14, 1999                 Toys "R" Us, Inc.
                                                  ------------------------
                                                  (Registrant)






                                                   s/ Louis Lipschitz
                                                   -----------------------
                                                  (Signature)
                                                   Louis Lipschitz
                                                   Executive Vice President and
                                                   Chief Financial Officer