Form 10-K
period 2000-01-29
TOYS R US INC
filed 2000-04-26
CIK 1005414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 29, 2000

                         Commission file number 1-11609
                               TOYS "R" US, INC.
                  Incorporated pursuant to the Laws of Delaware

        Internal Revenue Service - Employer Identification No. 22-3260693
                  225 Summit Avenue, Montvale, New Jersey 07645
                                 (201) 802-5000

           Securities Registered Pursuant to Section 12(b) of the Act:
      Title of each class           Name of each  exchange on  which  registered
      -------------------           --------------------------------------------
 Common  Stock,  $.10 par value                  New York Stock Exchange

Registrant has filed all reports to be filed by Section 13 or 15(d) of the Securities Exhange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At April 10, 2000, the aggregate market value of voting stock held by non-affiliates was $3,216,995,592 based on the 224,768,251 shares of Common Stock which were outstanding at that date.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 29, 2000 are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 7, 2000 are incorporated by reference into Part III of this Form 10-K.

                                      INDEX
                                      -----

                                                                           PAGE
                                                                           ----

PART I.

Item 1.    Business ......................................................   2
Item 2.    Properties ....................................................   9
Item 3.    Legal Proceedings .............................................   10
Item 4.    Submission of Matters to a Vote of Security Holders ...........   11

PART II.

Item 5.    Market for the Registrant's Common Stock
                   and Related Stockholder Matters .......................   11
Item 6.    Selected Financial Data .......................................   11
Item 7.    Management's Discussion and Analysis of
                   Results of Operations and Financial Condition .........   11
Item 7a.   Qualitative and Quantitative Disclosures About Market Risk ....   11
Item 8.    Financial Statements and Supplementary Data ...................   12
Item 9.    Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure ................   12

PART III.

Item 10.   Directors and Executive Officers of the Registrant ............   13
Item 11.   Executive Compensation ........................................   15
Item 12.   Security Ownership of Certain Beneficial
                   Owners and Management .................................   15
Item 13.   Certain Relationships and Related Transactions ................   16

PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K ...........................................   16

                                     PART I
                                     ------

ITEM 1. BUSINESS

      Toys "R" Us, Inc. and its subsidiaries (the "company") is the world's leading resource on kids, families and fun, bringing toys, apparel and baby needs to children and their families. As of January 29, 2000, the company was engaged in the operation of 1,548 retail stores consisting of 1,086 United States locations comprised of 710 toy stores under the name "Toys "R" Us," 205 children's clothing stores under the name "Kids "R" Us," 131 infant-toddler stores under the name "Babies "R" Us", and 40 educational specialty stores under the name "Imaginarium." Internationally, the company operates 462 toy stores, including franchise and joint venture stores, under the name "Toys "R" Us." The company also sells merchandise through its Internet sites at www.toysrus.com and www.imaginarium.com and through mail order catalogues. The company is incorporated in the state of Delaware.

(a) General Development of the Business

Acquisition of Imaginarium Toy Centers, Inc.

On August 20, 1999, the company acquired all of the capital stock of Imaginarium Toy Centers, Inc., ("Imaginarium") a leading educational specialty retailer, for approximately $43 million in cash and the assumption of certain liabilities. The company believes this acquisition will accelerate its strategy to establish a leadership position in the learning and educational category by incorporating "Imaginarium" sections into certain existing and future C-3 format stores. This new division operated 40 leased store locations in 13 states under the "Imaginarium" brand name as of January 29, 2000. The company accounted for the acquisition under the purchase method of accounting and the results of Imaginarium operations have been combined with those of the company from the date of acquisition. The operating results of Imaginarium from the date of acquisition are not material to the overall results of the company.

On-line Retailing Strategic Initiatives

The company announced several major strategic initiatives regarding on-line retailing, as part of the company's strategy to become a global leader in the on-line retail market for toys and children's products. Although on-line sales currently represent only a very small percentage of the overall toy business, it is a rapidly growing retail channel. Over the next five years, the number of on-line users around the world are forecasted to increase more than three-fold to over 400 million. The key initiatives included the establishment of Toysrus.com as a separate subsidiary of the company, a partnership with SOFTBANK Venture Capital and affiliates that included an investment of $57 million in Toysrus.com, and the acquisition of a 500 thousand square foot distribution center dedicated solely to the fulfillment of orders placed by on-line customers. Toysrus.com also plans to add two additional distribution centers in time for the 2000 Holiday season. During the last few months of 1999, Toysrus.com became one of the fastest growing web sites on the Internet. The company plans to continue strategic investments in Toysrus.com to capitalize on the company's brand names, brick and mortar assets, and SOFTBANK's internet expertise to achieve the goal of making Toysrus.com a global leader in the on-line retail market for toys and children's products. For further discussion of Toysrus.com refer to Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 21 to 24 in the company's 1999 Annual Report.

Restructuring and Other Charges

      During 1998, the company announced strategic initiatives to reposition its worldwide business. These strategic initiatives included the reformatting of its toy stores in the United States into the company's new C-3 format, the closing of nine underperforming toy stores in the United States and the restructuring of the company's International operations, including the closing and/or disposition of approximately 50 toy stores, primarily in Continental Europe. The strategic initiatives also included the planned conversion of approximately 28 existing toy stores in the United States into Toys "R" Us/Kids "R" Us combo stores in the C-3 format in conjunction with the closing of approximately 31 nearby Kids "R" Us stores. The strategic plans also included the closing of several distribution centers and administrative offices worldwide with their functions absorbed within the remaining support structure. Finally, the company recorded certain changes in accounting estimates and provisions for legal settlements. All of the foregoing resulted in charges of $353 million ($279 million net of tax benefits, or $1.05 per share) in 1998.

      As of January 29, 2000, the company had closed two underperforming toy stores in the United States, had reached agreements to close four other such stores, and was actively marketing the remaining stores to be closed. With regard to the closing and/or disposition of International toy store locations, 33 such locations have been closed as of January 29, 2000. The company is continuing to actively negotiate for the closure or other disposition of the remaining identified International locations. As of January 29, 2000, 11 Kids "R" Us stores have been closed as part of the restructuring announced in 1998. The company is continuing to actively market the remaining Kids "R" Us locations identified as part of the restructuring. In addition, the company closed four distribution centers and seven area offices in the United States since these strategic initiatives were announced.

      In 1998, the company also announced markdowns and other charges of $345 million ($229 net of tax benefits, or $0.86 per share). A significant portion of these charges related to markdowns required to clear excess inventory from stores. These markdowns were intended to enable the company to achieve its optimal inventory assortment and streamline systems so that it could proceed with the C-3 conversions on a more efficient basis. In addition, the company recorded markdowns relating to the store closings discussed above and charges to cost of sales relating to inventory system refinements and changes in accounting estimates. As of January 29, 2000, the unutilized portion of these announced markdowns and other charges totaled $14 million. These unused reserves are expected to be utilized in 2000 as a result of certain store closing activities.

      The implementation of the strategic initiatives, markdowns and other charges described above are expected to have a significant positive effect on the company's Economic Value Added or "EVA(R)". EVA(R) is the management system adopted by the company to determine whether its business initiatives and investments provide an adequate return on investment. The strategic initiatives, markdowns and other charges are also expected to result in continuing improvement to the company's free cash flow and increase operating earnings. Details on the components of the charges mentioned above as well as the related update to the restructuring plan are described in the Notes to the Consolidated Financial Statements on pages 33 and 34 of the company's 1999 Annual Report, as well as in Management's Discussion and Analysis of

Results of Operations and Financial Position on page 22 of the company's 1999 Annual Report, which sections are incorporated herein by reference.

      The company has completed its restructuring program that was announced in 1995, with the exception of long-term lease commitment reserves that will be utilized until such obligations expire.

      The  company   believes   that  reserves  are  adequate  to  complete  the
restructuring and other programs described above.

Acquisition of Baby Superstore, Inc.

      On February 3, 1997, the company acquired Baby Superstore, Inc. ("Baby Superstore") in a tax-free exchange of common stock valued at approximately $376 million. The Baby Superstore acquisition was accounted for as a purchase for financial reporting purposes. For a further discussion of the company's infant-toddler stores, see "Item 1. Business - Narrative Description of the Business - Babies "R" Us."

(b) Financial Information About Industry Segments

      Information about industry segments, as set forth in the Notes to the Consolidated Financial Statements on page 33 of the company's 1999 Annual Report, is incorporated herein by reference.

(c) Narrative Description of the Business

Toys "R" Us - United States

      Toys "R" Us - United States ("Toys "R" Us") operates in 49 states and Puerto Rico and sells toys, games, bicycles, sporting goods, VHS video tapes, electronic and video games, small pools, books, infant and juvenile furniture and similar items and electronics, as well as educational and entertainment computer software for children. The overall merchandising philosophy of Toys "R" Us is the development of strong consumer recognition and acceptance of its name by the use of mass media advertising that promotes its broad selection and value offered. The company will also continue brand power enhancements by seeking vendor alliances for dual marketing and optimal product placements in the stores, and by seeking promotional alliances such as the sponsorships of Major League Baseball and the Women's World Cup Soccer Team Victory Tour in 1999. Toys "R" Us will also continue to promote itself as an event destination by continuing such events as Pokemon Leagues in our stores.

      The merchandising strategy going forward for Toys "R" Us is to strengthen its core business (top 1,500 selling items) to allow consistent comparable store for store sales growth and to lessen the dependence on "hot" merchandise items to drive sales growth. By focusing on the core business, the company hopes to strengthen its relationships with vendors by allowing vendors to better plan production and meet agreed upon delivery timetables. Ensuring a sufficient supply of core business items will allow the company to satisfy consumer demand for these items and maximize sales.

      Currently, most Toys "R" Us stores conform to a traditional 45,000 square feet prototype design, with 30,000 and 20,000 square feet stores existing in smaller markets, and are generally freestanding units or located in strip malls. Of the 710 stores currently operated by Toys "R" Us,

287 are in the traditional format, 170 are in the company's new C-3 format, 90 are designed in the company's "Concept 2000" format and 163 additional stores have retrofitted C-3 "front-ends". The company also plans to convert approximately 70 existing Toys "R" Us traditional format stores into Toys "R" Us/Kids "R" Us C-3 combo stores in 2000. A combo store is a Toys "R" Us store with approximately 5,000 square feet dedicated to apparel. Kids "R" Us personnel are responsible for the operation of the apparel section within the combo store. As of January 29, 2000, Kids "R" Us personnel oversaw the operation of apparel sections in 90 Toys "R" Us/Kids "R" Us combo stores. There were 62 combo stores as of January 29, 2000, which are a subset of the 287 traditional format Toys "R" Us stores noted above. As of January 29, 2000, there were 28 C-3 combo stores that are a subset of the 170 new C-3 format stores noted above.

      The company's strategic initiative to convert existing Toys "R" Us stores into C-3 format stores is intended to make the Toys "R" Us stores easier to shop and present merchandise in a more dynamic selling environment. The C-3 store layout creates wider aisles, more feature opportunities and end-caps, more shops, and logical category adjacencies to improve shopping patterns as compared with the traditional Toys "R" Us format. The C-3 sales floor is extended by 20% and has a one-third reduction in the size of the backroom. The company plans to refine the C-3 format in 2000 and has implemented a 16 store test program. The test program includes experimenting with new concepts such as "store within a store" like Imaginarium shops and a "Teentronics" shop (electronic products aimed at teenagers), exclusive product areas featuring items such as "Animal Planet" merchandise and enhanced training for store associates in product knowledge, sales and service. The test program will also include more selling specialist employees available to enhance the shopping experiences for our guests. All new toy stores in the United States will be formatted in the C-3 store concept.

      The company also introduced the merchandise "world" concept in Toys "R" Us stores in 1999. Each "world" has a unique customer franchise from juvenile to R Zone electronics and video products. Each "world" established its own business plan and has a complete support team to develop its business from product sourcing to advertising and promotion. The "worlds" presently are:

      o R Zone (video, electronics, computer software, related products)

      o Action Central  (vehicles,  action  figures,  etc.)

      o Dolls and Dress up (collectibles, accessories and lifestyle products)

      o Seasonal (Christmas, Halloween, Summer, bikes, sports, playsets, etc.)

      o Juvenile (baby products and newborn to age 4 apparel)

      o Learning Center (educational and developmental products, accessories, games and puzzles)

      Toys "R" Us opened seven new toy stores while closing one store in 1999. The company utilizes demographic data to determine which markets to enter. This year the company will focus on continuing to refine the C-3 store concept rather than on opening new stores. The number of C-3 stores that will be refined depends on the outcome of the previously discussed 16 store C-3 refinement test program.

      Toys "R" Us believes the flexibility afforded by its warehouse/distribution system and by ownership of a majority of its own fleet of trucks to distribute merchandise provides maximum efficiency and capacity, particularly in light of the seasonality of its business. Toys "R" Us utilizes a computerized inventory system which allows management to constantly monitor the current activity and inventory in each region and in each store. This system permits management to allocate merchandise to each store and keep the stores adequately stocked at all times. Furthermore, the company has accelerated the implementation of its major initiative to improve its supply chain management, which is aimed at optimizing its inventory assortment and presentation. In addition, the company is expanding its automated replenishment system to maximize inventory turnover.

      The distribution centers employ state of the art warehouse management systems, radio frequency technology and material handling equipment that help to minimize overall inventory levels and distribution costs while maintaining optimal in-stock positions at the store level. The company will utilize these state of the art warehouse systems to allow certain distribution centers to service more stores than they presently service. This will allow the company to distribute merchandise more efficiently in 2000. Certain product processing and ticketing activities are performed at the distribution centers to improve labor efficiency and to allow store employees to concentrate on guest service and store presentation.

Toys "R" Us - International

      Toys "R" Us - International ("International") operates or franchises toy stores in 26 countries outside the United States. These stores generally conform to traditional prototypical designs similar to those used by Toys "R" Us. International also employs computerized inventory systems similar to those utilized by Toys "R" Us. International added 41 new toy stores, including 21 franchise stores while closing 31 stores in 1999. Utilizing demographic data to determine which markets to enter, the company plans to add approximately 30 new toy stores in 2000, including approximately 10 franchise stores. The company also plans to close approximately 15 underperforming International toy stores in 2000 as part of the company's strategic restructuring initiatives to reposition its worldwide business.

      On March 20, 2000, the company announced the initial public offering ("IPO") in Japan of shares of Toys "R" Us - Japan, Ltd. ("Toys - Japan"). Under the IPO plan, Toys - Japan and the company will offer primary and secondary shares, respectively, to the public in Japan during the first half of fiscal 2000. The IPO is subject to Japanese government approval and risks associated with market conditions. After the IPO, the company will own less than 50% of the then outstanding shares and will no longer be in a position to exert significant influence over the management of Toys - Japan. Accordingly, the company will no longer consolidate the financial statements of Toys - Japan. Toys - Japan will operate as a licensee of the company.

      Kids "R" Us

      Kids "R" Us children's clothing stores feature brand name and private label first quality children's clothing. These stores conform to prototypical designs consisting of approximately 15,500 to 21,500 square feet of space and are typically freestanding units or located in strip centers in the United States. In 1999, Kids "R" Us opened one new store and closed eight underperforming stores. The underperforming locations were closed as outlined in the 1998 restructuring program. The company plans to close approximately 20 additional Kids "R" Us stores in 2000. Kids "R" Us is also responsible for the operation of apparel sections in Toys "R" Us/Kids "R" Us combo stores. Refer to the narrative description of the business for Toys "R" Us - United States for combo store information.

      The retail apparel business fluctuates according to changes in consumer preferences dictated in part by fashion, perceived value and season. These fluctuations affect the merchandise in stock, since purchase orders are made well in advance of the season and at times before fashion trends and "hot" brands are evidenced by consumer purchases. Competition in the retail apparel business consists of national and local department, specialty and discount store chains as well as Internet and catalog businesses. Kids "R" Us is vulnerable to demand and pricing shifts and to less than optimal selection as the result of these factors. Kids "R" Us reviews its merchandise assortments in order to identify slow-moving items and uses markdowns to clear such inventory. The Kids "R" Us division has its own dedicated distribution network for the distribution of apparel items to stores.

      The company is reevaluating all aspects of this segment of the business. Kids "R" Us is attempting to reposition its business by focusing on store layouts, visual presentations and merchandise assortments that are more appealing to consumers. Apparel is also currently a key element of the C-3 combo store format and Babies "R" Us shopping experiences.

      Babies "R" Us

      The company launched Babies "R" Us with its first six store openings in 1996. These stores target the newborn to preschool market in a 38,000 to 42,000 square feet prototype that offers up to 40 room settings of juvenile furniture such as cribs and dressers as well as playards, bumper seats, high chairs, strollers, car seats, infant toddler and preschool toys, infant plush, and gifts. In select markets Babies "R" Us has opened smaller 30,000 square feet prototype stores to serve less densely populated areas. As of January 29, 2000, Babies "R" Us operated 10 locations that conformed to the 30,000 square feet prototype store. All Babies "R" Us stores devote over 5,000 square feet to specialty name brand and private label clothing and a wide range of feeding supplies, health and beauty aids and infant care products. In addition, a computerized baby registry service is offered. Babies "R" Us registers more expectant parents than any other retailer in the domestic market. The Babies "R" Us stores are designed with low profile merchandise displays in the center of the stores providing a sweeping view of the entire merchandise selection.

      The company accelerated the growth of the Babies "R" Us division with the acquisition, in 1997, of Baby Superstore, Inc., a leading large format retailer of newborn to preschool products in the United States. At the date of acquisition, Baby Superstore operated 76 stores in 23 states, primarily in the southeast and mid-west. The company has converted substantially all of the existing Baby Superstore stores to the Babies "R" Us operating format. The company, which utilizes demographic data to determine which markets to enter, opened 18 Babies "R" Us stores in 1999 and operated 131 Babies "R" Us stores in the United States as of January 29, 2000. As part of the company's long-range growth plan for this successful concept, approximately 20 new Babies "R" Us stores are planned to open in 2000. The company utilizes its existing distribution network to service the needs of the Babies "R" Us division.

      Toysrus.com

      Toysrus.com is a recent addition to the "R" Us family, selling merchandise directly to the public via the Internet at www.toysrus.com as a subsidiary of the company. The company opened its virtual doors to the public in June 1998. A redesigned web site was launched in May 1999, offering a broad selection of toys, games, computer software, video systems, video software, and more. Thousands of unique products are offered to the on-line public. The company believes the Internet poses substantial opportunities as a medium for retail commerce and therefore plans to continue the growth of the on-line business. Toysrus.com experienced rapid demand growth in 1999. This rapid growth and seasonal nature of the toy retail industry led to less than optimal order fulfillment during the 1999 Holiday Season. Toysrus.com addressed this challenge in the short-term by notifying affected customers and compensating such customers with $100 worth of Geoffrey Money, which could be redeemed for merchandise in Toys "R" Us, Kids "R" Us or Babies "R" Us stores. The long-term solution to ensuring optimal customer service in the rapid growth and highly seasonal on-line toy retail business will be achieved through the initiatives discussed above under "On-line Retailing Strategic Initiatives" and various web site enhancements, increased product availability and other infrastructure investments. In addition, the recognition of the Toys "R" Us name along with the ability to leverage existing company store locations that can accept customer returns and exchanges will lend a competitive advantage to the on-line business.

(d) Trademarks

      "TOYS "R" US", "KIDS "R" US", "BABIES "R" US" and "Imaginarium", as well as various of the company's family of "R" Us marks either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many foreign countries.
The company believes that its rights to these properties are adequately protected.

(e) Seasonality

      Retail sales of toy and toy related products are highly seasonal, with a majority of retail sales occurring during the period from September through December. Consequently, a large portion of the company's sales and earnings occur during its fourth quarter.

      See the section, "Quarterly Financial Data", contained on page 38 of the company's 1999 Annual Report, which section is incorporated herein by reference.

(f) Working Capital

      For a discussion of the company's working capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 24 of the company's 1999 Annual Report, which section is incorporated herein by reference.

(g) Competition

      All aspects of the retailing industry are highly competitive. Most of the merchandise sold by the company, in markets in which the company operates, is available from various retailers at competitive prices. The company's competitors consist of other retailers of toy and children-related products, on-line retailers, department stores and discount and mass merchandise type retail stores. Discount and mass merchandise type retailers use aggressive pricing policies and enlarged toy selling areas during the holiday season to build traffic for other store departments. The company addresses these competitive tactics by continually building brand image to attract customers, offering consumers exclusive product, high value items, the best available selection of toys and toy related products relative to the discount and mass merchandise type retailers, and remaining competitive on price.

(h) Employees

      At  January  29,  2000,   the  company   employed   approximately   76,000
individuals. Due to the seasonality of the company's business, employment rose to approximately 119,000 during the 1999 Holiday Season.

ITEM 2. PROPERTIES

      See the Note, "Leases," in the company's Notes to Consolidated Financial Statements included on page 30 of the company's 1999 Annual Report, which note is incorporated herein by reference. Also see the section "Store Locations" on page 38 of the company's 1999 Annual Report, which section is incorporated herein by reference. The following information related to properties is as of January 29, 2000:

      Toys "R" Us - United States

      A significant portion of the properties operated by Toys "R" Us are owned. Toys "R" Us either purchases or leases properties depending on the economic terms available. Where properties are leased, Toys "R" Us generally has long-term leases with multiple renewal options. Toys "R" Us operates 710 toy stores, 439 of which are owned and 271 are leased and 11 distribution centers, 9 of which are owned and 2 are leased. The distribution centers average approximately 427,000 square feet each in size and are strategically located throughout the United States to efficiently service these stores.

      The company leases a corporate office in Paramus, New Jersey and owns a corporate office building in Montvale, New Jersey and a data center in Parsippany, New Jersey.

      Toys "R" Us - International

      International operates 371 stores, excluding 20 joint ventures and 71 franchised stores, 105 of which are owned and 266 are leased. International also operates 8 distribution centers, 4 of which are owned and 4 are leased.

      Kids "R" Us

      Kids "R" Us operates 205 stand alone children's clothing stores, 99 of which are owned and 106 are leased. Kids "R" Us operates 4 distribution centers, of which 2 are owned and 2 are leased. These distribution centers average approximately 158,000 square feet each in size.

      Babies "R" Us

      Babies "R" Us operates 131 juvenile retail stores, 16 of which are owned and 115 are leased. Babies "R" Us stores are serviced by existing Toys "R" Us and Kids "R" Us distribution centers discussed above.

ITEM 3. LEGAL PROCEEDINGS

      The company is a party to the legal proceedings discussed below, which have arisen in the normal course of business. In view of the inherent difficulty of predicting the outcome of litigation and other legal proceedings, the company cannot state what the eventual outcome of these pending proceedings will be. It is the opinion of management, after consultation with outside counsel, that the legal proceedings referred to below will not, individually or in the aggregate, have a material adverse effect on the company's financial position or results of operations.

      In the Matter of Toys "R" Us, Inc.; In Re: Toys "R" Us Antitrust Litigation. On May 22, 1996, the Staff of the Federal Trade Commission (the "FTC") filed an administrative complaint against the company alleging that the company is in violation of Section 5 of the Federal Trade Commission Act for its practices relating to warehouse clubs. The complaint alleges that the company reached understandings with various suppliers that such suppliers not sell to the clubs the same items that they sell to the company. The complaint also alleges that the company "facilitated understandings" among the manufacturers that such manufacturers not sell to clubs. The complaint seeks an order that the company cease and desist from this practice. The matter was tried before an administrative law judge in the period from March through May of 1997. On September 30, 1997, the administrative law judge filed an Initial Decision upholding the FTC's complaint against the company. On October 13, 1998, the FTC issued a final Order and Opinion upholding the FTC's complaint against the company.

      The company has appealed the FTC's decision to the United States Court of Appeals for the Seventh Circuit. The appeal was argued on May 18, 1999 and is awaiting decision from the Court.

      After the filing of the FTC complaint, several class action suits were filed against the company in state courts in Alabama and California, alleging that the company had violated certain state competition laws as a consequence of the behavior alleged in the FTC complaint. After the Initial Decision was handed down, more than thirty purported class actions were filed in federal and state courts in various jurisdictions alleging that the company had violated the federal antitrust laws as a consequence of the behavior alleged in the FTC complaint. In addition, the attorneys general of forty-four states, the District of Columbia and Puerto Rico filed a suit against the company in their capacity as representatives of the consumers of their states, alleging that the company had violated federal and state antitrust laws as a consequence of the behavior alleged in the FTC complaint. These suits sought damages in unspecified amounts and other relief under state and/or federal law and were consolidated in the United States District Court for the Eastern District of New York.

      The company believes that it has always acted fairly and in the best interests of its customers and that both its policy and its conduct in connection with the foregoing have been and are within the law. However, to avoid the cost and uncertainty of protracted litigation, the company has reached an agreement to settle all of the class action and attorney general lawsuits in a manner which will not have a material adverse effect on its financial condition, results of operations or cash flow. The Court granted final approval of the agreement on February 17, 2000. The company had accrued all anticipated costs relating to this matter as of January 30, 1999.

      FAO Schwarz, et al. v. Toys "R" Us, Inc., et al. On February 10, 2000, an action was commenced in the Supreme Court of the State of New York, New York County by FAO Schwarz ("FAO") and Vendex KBB N.V. against the company and John
H. Eyler, Jr. The complaint alleges, among other things, that Mr. Eyler breached his employment agreement with FAO and that the company committed tortious interference with contractual relations in connection with Mr. Eyler joining the company as President and Chief Executive Officer and a member of its board of directors. The complaint seeks compensatory and punitive damages in unspecified amounts and injunctive relief preventing Mr. Eyler from continuing his employment with the company.

      Also on February 10, 2000, plaintiffs filed a motion for a temporary restraining order and a preliminary injunction in which they sought to remove Mr. Eyler from his positions at the company and prevent him from working for the company. On February 10, 2000, the court denied plaintiffs' motion for a temporary restraining order. The court has not yet issued a ruling on plaintiff's request for a preliminary injunction.

      On March 1, 2000, defendants filed answers to the complaint in which they denied liability and asserted affirmative defenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted for a vote of stockholders during the fourth quarter of the fiscal year ending January 29, 2000.

                                     PART II
                                     -------

ITEM  5.  MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK AND  RELATED  STOCKHOLDER
      MATTERS

      Market prices and other information with respect to the company's common stock are hereby incorporated by reference to page 38 of the company's 1999 Annual Report.

ITEM  6. SELECTED FINANCIAL DATA

      Selected financial data is hereby incorporated by reference to page 3 of the company's 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Management's   discussion  and  analysis  of  results  of  operations  and financial condition is hereby incorporated by reference to pages 21 through 24 of the company's 1999 Annual Report.

ITEM  7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      Qualitative and quantitative disclosures about market risk are hereby incorporated by reference to page 24 of the company's 1999 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements and supplementary data are hereby incorporated by reference to pages 25 to 35 of the company's 1999 Annual Report.

(a) Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999

(b) Consolidated Statements of Earnings for each of the three years in the period ended January 29, 2000

(c) Consolidated Statements of Cash Flows for each of the three years in the period ended January 29, 2000

(d) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 29, 2000

(e) Notes to Consolidated Financial Statements; and

(f) Report of Ernst & Young LLP.

      Individual financial statements of the registrant's subsidiaries are not furnished because consolidated financial statements are furnished. The registrant is primarily a holding company, the expenses and obligations of which are paid by its consolidated subsidiaries through a fee based on expenses incurred for management services provided to such subsidiaries by the registrant. All subsidiaries of the registrant currently are at least 80%-owned.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to the directors of the company is hereby incorporated herein by reference to the section, "Election of Directors", in the company's Proxy Statement for the Annual Meeting of Stockholders to be held June 7, 2000 ("2000 Proxy Statement").

Executive Officers of the company

      (a) The following persons are the Executive Officers of the company as of April 10, 2000, having been elected to their respective offices by the Board of Directors of the company to serve until the election and qualification of their respective successors:

      Name                 Age                 Position with the company
--------------------------------------------------------------------------------
Michael Goldstein          58         Chairman of the Board
--------------------------------------------------------------------------------
John H. Eyler Jr.          52         President and Chief Executive Officer,
                                      and Director
--------------------------------------------------------------------------------
Michael G. Shannon         48         President of Administration and Logistics
--------------------------------------------------------------------------------
James E. Feldt             45         Executive Vice President and President
                                      Merchandising and Marketing of Toys "R" Us
                                      United States Division
--------------------------------------------------------------------------------
Warren F. Kornblum         47         Executive Vice President - Worldwide
                                      Marketing and Brand Management
--------------------------------------------------------------------------------
Louis Lipschitz            55         Executive Vice President and Chief
                                      Financial Officer
--------------------------------------------------------------------------------
Richard L. Markee          46         Executive Vice President and President of
                                      Babies "R" Us Division and Chairman of
                                      Kids "R" Us Division
--------------------------------------------------------------------------------
Gregory R. Staley          52         Executive Vice President and President of
                                      Toys "R" Us United States Division
--------------------------------------------------------------------------------
Francesca L. Brockett      40         Senior Vice President - Strategic Planning
                                      and Business Development
--------------------------------------------------------------------------------
Roger C. Gaston            44         Senior Vice President - Human Resources
--------------------------------------------------------------------------------

(b) The following is a brief account of the business experience during the past five years for each of the Executive Officers of the company:

      Mr. Goldstein has been employed by the company for more than five years. Effective February 1998, he retired from the position of Chief Executive Officer and was elected Chairman of the Board. From August 1999 to January 2000 he served as Interim Chief Executive Officer. Prior to 1995 to February 1998, he was Vice Chairman of the Board and Chief Executive Officer.

      Mr. Eyler has been employed by the company since January 2000 as President and Chief Executive Officer. Prior to his employment with the company he served as Chairman and Chief Executive Officer of FAO Schwarz. He had held this position since prior to 1995.

      Mr. Shannon has been employed by the company since October 1998. Effective March 2000, he was appointed President - Administration and Logistics for the company. From March 1999 to March 2000, he served as Executive Vice President of the company and President of U.S. Toy Store Division. From October 1998 to March 1999, he was Executive Vice President and Chief Administrative Officer. From January 1995 to October 1998, he was President and Chief Executive Officer of Gayfer's/Maison Blanche.

      Mr. Feldt has been employed by the company since March 1999. Effective March 2000, he was appointed Executive Vice President of the company and President Merchandising and Marketing of Toys "R" Us United States Division. From March 1999 to March 2000, he was Executive Vice President - Merchandising of Toys "R" Us United States Division. From May 1997 to February 1999, he was Executive Vice President, Merchandise and Marketing of Value City Department Stores. From May 1995 to April 1997, he was Executive Vice President Merchandising, Allocation and Merchandise Distribution of Hills Department Stores. Prior to 1995 to May 1995, he was Vice President, Hard Lines of Hills Department Stores.

      Mr.  Kornblum  has  been  employed  by the  company  since  January  1999.
Effective March 2000, he was appointed Executive Vice President - Worldwide Marketing and Brand Management. From January 1999 to March 2000, he was Senior Vice President and Chief Marketing Officer. From November 1996 to January 1999, he was Managing Partner of Bozell Worldwide. Prior to 1995 to November 1996, he was President, US Operations of Prism Communications.

      Mr. Lipschitz has been employed by the company for more than five years. Effective February 1996, he became Executive Vice President and Chief Financial Officer. From prior to 1995 to January 1996, he was Senior Vice President - Finance and Chief Financial Officer.

      Mr.  Markee has been  employed  by the  company  for more than five years.
Effective October 1999, he was appointed Chairman of Kids "R" Us Division. Effective February 1996, he became Executive Vice President of the company and he has served as President of Babies "R" Us Division since its inception in September 1995. From prior to 1995 to October 2000, he also served as President of Kids "R" Us Division.

      Mr. Staley has been employed by the company for more than five years. Effective March 2000, he was appointed President of Toys "R" Us United States Division. Effective February 1996, he became Executive Vice President of the company and he also served as President of Toys "R" Us International Division from August 1995 to February 2000. Prior to July 1995, he was Senior Vice President - General Merchandise Manager for Toys "R" Us International Division.

      Ms. Brockett has been employed by the company since September 1998 as Senior Vice President - Strategic Planning and Business Development. From August 1997 to September 1998, she was Senior Vice President - Strategic Planning of Tricon Global Restaurants. From October 1995 to August 1997, she was Vice President - Business Development of Taco Bell Corporation. Prior to 1995 to October 1995, she was Vice President - Corporate Development of PepsiCo.

      Mr. Gaston has been employed by the company since December 1996 as Senior Vice President - Human Resources. From prior to 1995 to November 1996, he was Executive Vice President - Human Resources of Carson, Pirie, Scott and Company.

      Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is hereby incorporated by reference to the section "Compliance with Section 16(a)" in the company's 2000 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      Information with respect to executive compensation is hereby incorporated herein by reference to the sections, "Election of Directors", "Compensation of Directors", "Executive Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year - Toys "R" Us, Inc.", "Option Grants in Last Fiscal Year Toysrus.com, Inc.", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Long-Term Incentive Plans - Awards in Last Fiscal Year" and "Employment Agreements" in the company's 2000 Proxy Statement. The sections "Report of the Management Compensation and Stock Option Committee on Executive Compensation" and "Five-Year Stockholder Return Comparison" in the company's 2000 Proxy Statement are not incorporated by reference herein. Such sections are furnished solely for information and shall not be deemed to be soliciting material or to be "filed" as a part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the sections, "Principal Stockholders" and "Election of Directors", in the company's 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      High Ridge LLC ("High Ridge"), a limited liability company in which Robert
A. Bernhard, a director of the company who is not standing for re-election to the Board of Directors, owns a 25% interest, leases property to a Babies "R" Us store in Tulsa, Oklahoma. The lease period runs from August 1, 1996 through to August 1, 2011, and is renewable thereafter every five years at the company's option for three successive five-year periods. The company made rental payments to High Ridge of $344,000 in fiscal year 1999. The company believes that the lease for the store space was made on terms comparable to those that could have been obtained from an unaffiliated lessor.

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

      None.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TOYS "R" US, INC.
                                  (Registrant)
                                  By /s/ Louis Lipschitz
                                  --------------------
                                  Louis Lipschitz
                                  Executive Vice President and
                                     Chief Financial Officer

Date: April 26, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of April, 2000.

       Signature                                              Title
       ---------                                              -----

/s/ John H. Eyler Jr.            Director, President and Chief Executive Officer
----------------------------     (Principal Executive Officer)
John H. Eyler Jr.

/s/ Louis Lipschitz              Executive Vice President and Chief Financial
----------------------------     Officer (Principal Financial and Accounting
Louis Lipschitz                  Officer)

            *                    Chairman of the Board
----------------------------
Michael Goldstein

            *                    Director
----------------------------
Robert A. Bernhard

            *                    Director
----------------------------
RoAnn Costin

            *                    Director
----------------------------
Calvin Hill

            *                    Director
----------------------------
Shirley Strum Kenny

            *                    Director, Chairman Emeritus
----------------------------
Charles Lazarus

       Signature                                              Title
       ---------                                              -----

            *                    Director
----------------------------
Norman S. Matthews

            *                    Director
----------------------------
Howard W. Moore

            *                    Director
----------------------------
Arthur B. Newman

The foregoing constitute all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

* By /s/ Louis Lipschitz
----------------------------
Louis Lipschitz, Attorney-In-Fact

                                INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this Report:

   Exhibit
   -------
     No.                                          Document
     ---                                          --------

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

       3         i)     Restated Certificate of Incorporation of registrant
                        (filed on January 2, 1996). Incorporated herein by reference to Exhibit 3.1 to the Form 8-B.

                ii) Amended and Restated By-Laws of registrant (as of January 1, 1996). Incorporated herein by reference to
                        Exhibit 3.2 to the Form 8-B. An amendment dated March 11, 1997 to Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3B to registrant's Annual Report on Form 10-K for the year ended January 31, 1998.

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

    Exhibit
    -------
      No.                                          Document
      ---                                          --------

       4         v)     Substantially all other long-term debt of registrant
                        (which other debt does not exceed on an aggregate basis
                        10% of the total assets of the registrant and its subsidiaries on a consolidated basis) is evidenced by, among other things, (i) commercial paper, (ii) industrial revenue bonds issued by industrial development authorities and guaranteed by registrant,
                        (iii) mortgages held by third parties on real estate owned by registrant, (iv) stepped coupon guaranteed bonds held by a third party and guaranteed by registrant and (v) an agreement under which registrant guaranteed certain yen-denominated loans made by a third party subsidiary of registrant. Registrant will file with the Securities and Exchange Commission (the "Commission") copies of constituent documents relating to such upon request of the Commission.

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

     10B* Amendment dated as of June 10, 1998 to Employment Agreement between registrant and Charles Lazarus. Incorporated herein by reference to Exhibit 10B to registrant's Annual Report on Form 10-K for the year ended January 30, 1999.

     10C Form of Indemnification Agreement between registrant and each director. Incorporated herein by reference to
                        Exhibit 10F to registrant's Annual Report on Form 10-K for the year ended February 1, 1987, Commission File Number 1-1117.

     10D* Amended and Restated Toys "R" Us, Inc. Non-Employee Directors' Stock Option Plan effective as of September 19, 1990. Incorporated herein by reference to Exhibit C to registrant's Proxy Statement for the year ended February 1, 1997.

    Exhibit
    -------
      No.                                          Document
     ---                                           --------

     10E* Stock Option Plan and Agreement dated as of December 2, 1992 between the registrant and Robert C. Nakasone. Incorporated herein by reference to Exhibit 10I to registrant's Annual Report on Form 10-K for the year ended January 30, 1993.

     10F* Stock Option Plan and Agreement dated as of December 2, 1992 between the registrant and Michael Goldstein. Incorporated herein by reference to Exhibit 10J to registrant's Annual Report on Form 10-K for the year ended January 30, 1993.

     10G* Amended and Restated Toys "R" Us, Inc. 1994 Stock Option and Performance Incentive Plan effective as of November 1, 1993. Incorporated herein by reference to Exhibit A to registrant's Proxy Statement for the year ended February 1, 1997.

     10H* Stock Unit Plan for Non-Employee Directors of Toys "R" Us, Inc., effective as of May 1, 1997. Incorporated herein by reference to Exhibit 10H to registrant's Annual Report on Form 10-K for the year ended January 30, 1999.

     10I* Amended and Restated Toys "R" Us, Inc. Management Incentive Compensation Plan, effective beginning with the registrant's fiscal year ending January 28, 1995. Incorporated herein by reference to Exhibit B to registrant's Proxy Statement for the year ended February 1, 1997.

     10J* Toys "R" Us, Inc. Partnership Group Deferred Compensation Plan effective as of May 17, 1995. Incorporated herein by reference to Exhibit 10.13 to the Form 8-B.

     10K* Toys "R" Us, Inc. Grantor Trust Agreement dated as of October 1, 1995 between registrant and American Express Trust company. Incorporated herein by reference to
                        Exhibit 10.14 to the Form 8-B.

     10L* Toys "R" Us, Inc. Supplemental Executive Retirement Plan, effective as of December 6, 1995. Incorporated by reference to Exhibit 10N to registrant's Annual Report on Form 10-K for the year ended February 3, 1996.

     10M* Toys "R" Us, Inc. Grantor Trust Agreement dated as of April 1, 1996 between registrant and Allmerica Trust company, N.A. Amendment No. 1 to Grantor Trust Agreement, effective as of April 1, 1996. Amendment No. 2 to Grantor Trust Agreement, effective as of April 1, 1996. Incorporated herein by reference to Exhibit 10P to registrant's Annual Report on Form 10-K for the year ended January 30, 1999.

    Exhibit
    -------
      No.                                          Document
     ---                                           --------

     10N Shareholders Agreement, dated October 1, 1996, by and among registrant, Jack P. Tate and Linda M. Robertson. Incorporated by reference to Exhibit A to Exhibit 2 to registrant's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996, File No. 1-11609.

     10O*               Retention Agreements
                        --------------------

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

     10P* Amendment to Retention Agreement between Toys "R" Us, Inc. and Richard L. Markee dated May 6, 1999.

     10Q* Amendments to Retention Agreement between Toys "R" Us, Inc. and Gregory R. Staley dated May 6, 1999 and March 2, 2000, respectively.

     10R Amended and Restated Rights Agreement, dated as of April 16, 1999, between Toys "R" Us, Inc. and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Rights Certificate and, as Exhibit B, the Summary of Rights to Purchase Common Stock (incorporated herein by reference to Exhibit 1 to registrant's Report on Form 8-K dated April 16, 1999).

     10S* Retention Agreement between Toys "R" Us, Inc. and Michael Goldstein dated as of February 25, 1998. Incorporated herein by reference to Exhibit 10R to registrant's Annual Report on Form 10-K for the year ended January 31, 1998.

    Exhibit
    -------
      No.                                          Document
     ---                                           --------

     10T*               Retention Agreement between Toys "R" Us, Inc. and Robert
                        C. Nakasone dated as of February 25, 1998. Incorporated herein by reference to Exhibit 10S to registrant's Annual Report on Form 10-K for the year ended January 31, 1998.

     10U* Separation agreement between Toys "R" Us, Inc. and Bruce Krysiak dated as of March 25, 1999. Incorporated herein by reference to Exhibit 10X to registrant's Annual Report on Form 10-K for the year ended January 30, 1999.

     10V* Retention Agreement between Toys "R" Us, Inc. and Michael G. Shannon dated October 12, 1998. Incorporated herein by reference to Exhibit 10Y to registrant's Annual Report on Form 10-K for the year ended January 30, 1999.

     10W* Form of Retention Agreement for executive officers of Toys "R" Us, Inc.

     10X* Separation Agreement between Toys "R" Us, Inc. and Keith Van Beek dated as of June 9, 1999.

     10Y* Separation and Release Agreement between Toys "R" Us, Inc. and Robert C. Nakasone dated as of August 26, 1999. Incorporated herein by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.

    10AA* Separation Agreement between Toys "R" Us, Inc. and Michael J. Madden dated as of September 24, 1999.

    10BB*               Retention Agreement between Toys "R" Us, Inc. and John
                        H. Eyler, Jr. dated January 6, 2000.

    10CC* Toys "R" Us, Inc. Non-Employee Directors' Stock Unit Plan, effective as of June 10, 1999. Incorporated herein by reference to Exhibit A to registrant's Proxy Statement for the year ended January 30, 1999.

    10DD* Toys "R" Us, Inc. Non-Employee Directors' Stock Option Plan, effective as of June 10, 1999. Incorporated herein by reference to Exhibit B to registrant's Proxy Statement for the year ended January 30, 1999.

    10EE* Toys "R" Us, Inc. Non-Employee Directors' Deferred Compensation Plan, effective as of June 10, 1999. Incorporated herein by reference to Exhibit C to registrant's Proxy Statement for the year ended January 30, 1999.

    Exhibit
    -------
      No.                                          Document
     ---                                           --------

      13 Registrant's Annual Report to Stockholders for the year ended January 29, 2000. Except for the portions thereof that are expressly incorporated by reference into this report, such Annual Report is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this report.

      21                Subsidiaries of registrant.

      23                Consent of Independent Auditors, Ernst & Young LLP.

      24                Power of Attorney, dated in April 2000.

      27                Financial Data Schedule for the year ended
                        January 29, 2000.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14 (c) hereof.