Form 10-Q
period 2000-04-29
TOYS R US INC
filed 2000-06-12
CIK 1005414

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

           For the quarterly period ended April 29, 2000



                              ============

                      Commission file number 1-11609

                               TOYS "R" US, INC.
                   Incorporated pursuant to the Laws of Delaware

                                ============

   Internal Revenue Service  Employer Identification No. 22-3260693
                  225 Summit Avenue, Montvale, New Jersey 07645
                               (201) 802-5000
                  461 From Road, Paramus, New Jersey 07652
                               (201) 262-7800
                (Former Reporting Address and Telephone Number)
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
 Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  [X]       No  [  ]

 216,231,370 shares of the registrant's Common Stock were outstanding on June 5, 2000.





     ===================================================================




































                                     INDEX



                                                                           PAGE
PART I - FINANCIAL INFORMATION


  Item 1. Financial Statements


          Condensed Consolidated Balance Sheets.............................. 2


          Condensed Consolidated Statements of Earnings.......................3


          Condensed Consolidated Statements of Cash Flows.....................4


          Notes to Condensed Consolidated Financial
          Statements..........................................................5


         Item  2.   Management's   Discussion  and  Analysis  of  Results  of
         Operations  and  Financial Condition.................................8


PART II - OTHER INFORMATION..................................................13


SIGNATURES...................................................................15




                       TOYS "R" US, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  ==========================================
                                  (In millions)



ASSETS                                       April 29,    May 1,    January 29,
                                                2000      1999          2000
                                           ----------   ---------    ---------
Current Assets:
 Cash and cash equivalents                    $   439     $   289       $   584
 Accounts and other receivables                   135         204           182
 Merchandise inventories                        2,145       2,209         2,027
 Prepaid expenses and other current assets         67          86            80
                                            ----------   -----------  ---------
  Total current assets                         2,786        2,788         2,873

Property and equipment, net and other assets    4,483       4,935         5,106
Investment in Toys "R" Us - Japan                  91          -             -
Goodwill, net                                     371         344           374
                                         ------------ ------------- -----------
                                              $ 7,731     $ 8,067       $ 8,353
                                         ============ ============= ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Short-term borrowings                        $   529      $   591      $   278
 Accounts payable                               1,226        1,411        1,617
 Accrued expenses and other current liabilities   483          505          836
 Income taxes payable                             207          176          107
                                         ------------ ------------- -----------
  Total current liabilities                     2,445        2,683        2,838

Long-term debt                                    991        1,229        1,230
Deferred income taxes                             352          333          362
Other liabilities                                 240          227          243
Minority interest in Toysrus.com                   57           -            -

Stockholders' equity                            3,646         3,595       3,680
                                         ------------ ------------- -----------
                                              $ 7,731       $ 8,067     $ 8,353
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

                                              13 Weeks Ended
                                -----------------------------------------------
                                                    April 29,            May 1,
                                                      2000               1999
                                              ---------------   ---------------


Net sales                                        $ 2,319                $ 2,166
Cost of sales                                      1,601                  1,505
                                              -------------         -----------
 Gross profit                                        718                    661

Selling, general and administrative expenses         599                    552
Depreciation and amortization expenses                72                     66
                                              --------------       ------------
  Operating earnings                                  47                     43

Other income (expense):
  Gain from initial public offering
  of Toys"R"Us - Japan                               315                      -
  Interest expense - net                             (23)                  (16)


                                              --------------       ------------
Earnings before taxes on income                      339                     27
Taxes on income                                      124                     10
                                              --------------       ------------
Net earnings                                     $   215                 $   17
                                              ==============       ============


Basic earnings per share                         $  0.93                $  0.07
                                              ==============       ============
Weighted average basic shares outstanding         229.9                  249.2
                                              ==============       ============

Diluted earnings per share                       $  0.93                $  0.07
                                              ==============       ============
Weighted average diluted shares outstanding       231.4                  249.3
                                              ==============       ============



               See notes to condensed consolidated financial statements.


                          TOYS "R" US, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                ====================================================
                                    (In millions)

                                                              13 Weeks Ended
                                                      -------------------------
                                                            April 29,    May 1,
                                                               2000      1999
                                                           ---------- ---------

Cash flows from operating activities:
Net earnings                                               $   215     $    17
Adjustments to reconcile net earnings
to net cash used in operating activities:
  Depreciation and amortization                                 72          66
  Deferred income taxes                                         33           -
  Minority interest in Toysrus.com                              (3)          -
  Gain from initial public offering of Toys "R" Us - Japan    (315)          -
  Changes in operating assets and liabilities:
    Merchandise inventories                                   (311)       (307)
    Accounts payable and
    other operating liabilities                               (238)       (242)
    Other operating assets                                       3          (7)
                                                           ---------   --------
   Net cash used in operating activities                      (544)       (473)
                                                           ---------   --------
Cash flows from investing activities:
   Capital expenditures, net                                   (50)        (78)
   Net proceeds from sale of stock of Toys "R" Us - Japan      267           -
   Reduction   in   cash   due   to
   deconsolidation   of   Toys   "R"   Us - Japan              (15)          -


                                                           ---------   --------
   Net cash provided by (used in) investing activities         202         (78)
                                                           ---------   --------
Cash flows from financing activities:
Short-term borrowings, net                                     361         450
Long-term borrowings                                            -           10
Long-term debt repayment                                       (11)        (15)
Proceeds received from investors in Toysrus.com                 60           -
Issuance of stock warrants                                      10           -
Exercise of stock options                                       (1)          6
Share repurchase program                                      (227)        (53)
                                                           ----------  --------
   Net cash provided by financing activities                   192         398

Effect of exchange rate changes on cash and cash equivalents     5          32
Cash and cash equivalents:
Decrease during period                                        (145)       (121)
Beginning of period                                            584         410
                                                           ---------- ---------
End of period                                              $   439       $ 289
                                                           ========== =========

Supplemental disclosures of cash flow information:
Income tax (refunds) payments, net                         $   (9)      $   56
                                                           ========== =========

Interest paid                                             $    32       $   21
                                                           ========== =========

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

     The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the company's annual report. Therefore, the interim statements should be read in conjunction with the company's annual report for the fiscal year ended January 29, 2000.

2. Commercial  paper
     Commercial paper of $368 million is classified as long-term debt. The company maintains long-term committed credit agreements to support these borrowings and intends to refinance them on a long-term basis through commercial paper borrowings. Additionally, commercial paper of $494 million and $274 million are included in short-term borrowings at April 29, 2000 and May 1, 1999, respectively.

3. Comprehensive income
     Comprehensive income amounted to $160 million and $17 million for the first quarter ended April 29, 2000 and May 1, 1999, respectively, as a result of the change in foreign currency translation.

4. Gain from initial public offering of Toys "R" Us - Japan
     The company recorded a non-operating gain of $315 million ($200 million net of taxes) resulting from the initial public offering of shares of Toys - Japan, which was completed on April 24, 2000. Of this gain, $91 million resulted from an adjustment to the basis of the company's investment in Toys - Japan and $224 million related to the sale of a portion of Toys - Japan's common stock owned by the company. In connection with this transaction the company also received net cash proceeds of $267 million and recorded a provision for current income taxes of $82 million and a deferred income tax liability of $33 million. Accordingly, the company's ownership percentage in Toys - Japan was reduced from 80% to 48% and Toys - Japan will now operate as a licensee of the company.

                              TOYS "R" US, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)
                                          (continued)
                 ==========================================================
                                          (In millions)

     The  company  has not  included  the  balance  sheet of Toys - Japan in its consolidated balance sheet as of April 29, 2000. Accordingly, the cash flows resulting from the change in the assets and liabilities of Toys - Japan have been excluded from the company's condensed consolidated statement of cash flows for the 13 weeks ended April 29, 2000. In addition, beginning with the second quarter of 2000, the company will no longer consolidate the operating results of Toys - Japan and will use the equity method to account for this investment.

5. Minority interest in Toysrus.com

     On February 24, 2000, the company entered into a partnership agreement with SOFTBANK Venture Capital and affiliates which included an investment by SOFTBANK and affiliates of $60 million in Toysrus.com for a 20% ownership interest. The company has included a $3 million credit related to the minority interest in the net loss of Toysrus.com in selling, general and administrative expenses for the first quarter ended April 29, 2000.

     In connection with the partnership with SOFTBANK Venture Capital and affiliates, the company issued 1.2 million stock purchase warrants ("warrants") for $8.33 per warrant. Each warrant gives the holder thereof the right to purchase one share of the company's common stock at an exercise price of $13, until the expiration date of February 24, 2010. As of April 29, 2000, no warrants have been exercised.

6. Replacement of certain stock options grants with restricted stock
     On March 24, 2000, the company authorized the exchange of certain stock options, having an exercise price above $22 per share, for an economically equivalent grant of restricted stock. The exchange, which was voluntary, replaced approximately 14.4 million option shares with approximately 1.7 million restricted shares. Shares of restricted stock resulting from the exchange vest over a period of three years, with one-half of the grant vesting on April 1, 2002 and the remainder vesting on April 1, 2003. Accordingly, the company will recognize compensation expense over the vesting period.

7. Segments


   Information related to the various company segments is as follows:

   -----------------------------------------------------------------------------
                                                              April 29,  May 1,
                                                                 2000    1999
   -----------------------------------------------------------------------------

         Net sales
             Toys "R" Us - USA                               $ 1,242   $ 1,203
             Toys "R" Us - International                         305       315
             Toys "R" Us - Japan                                 277       208
             Babies "R" Us                                       327       266
             Toysrus.com                                           8
             Kids "R" Us                                         160       174
   -----------------------------------------------------------------------------
         Total                                               $ 2,319   $ 2,166
   -----------------------------------------------------------------------------


                                  TOYS "R" US, INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             (Unaudited)
                                             (continued)
                   ==========================================================
                                           (In millions)
         ----------------------------------------------------------------------

                                                    April 29,            May 1,
                                                       2000              1999

         ----------------------------------------------------------------------
         Operating earnings
             Toys "R" Us - USA                   $      42           $       41
             Toys "R" Us - International               (20)                 (32)
             Toys "R" Us - Japan                        13                   12
             Babies "R" Us                              30                   21
              Toysrus.com, net of minority interest    (14)
              Kids "R" Us                                5                    6
             General corporate expenses                 (9)                 (5)
         Interest expense, net                         (23)                (16)
         Gain from IPO of Toys"R"Us - Japan            315
         ----------------------------------------------------------------------
         Earnings before taxes on income          $    339           $      27
         ----------------------------------------------------------------------

8.Restructuring and other charges
     In 1998, the company recorded restructuring and other non-recurring charges of $698 ($508 net of tax benefits) to strategically reposition its worldwide business. See the company's Annual Report for the year ended January 29, 2000 for details on these charges. Also see the section "Management's Discussion and Analysis of Results of Operations and Financial Condition" in this report for an update on the initiatives and the status of related reserves.

9. Commitments and contingencies
     See Part II - Item I - Legal Proceedings.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                                   AND FINANCIAL CONDITION
            ==================================================================

     Results of Operations
     Net sales increased 7% to $2.3 billion for the first quarter ended April 29, 2000, as compared with $2.2 billion for the first quarter ended May 1, 1999. The sales increase was primarily driven by increases in comparable store sales versus the same period in 1999, as well as continued new store growth.

     Foreign currency had a favorable impact on net sales of approximately $8 million for the first quarter ended April 29, 2000, as compared with the same period in 1999.

     On a consolidated basis, comparable store sales, in local currencies, increased by 3% for the first quarter of 2000, as compared with the first quarter of 1999. Comparable store sales for the Toys "R" Us - USA division increased by 2% for the first quarter of 2000, as compared with the first quarter of 1999. This increase is reflective of improvements across a broad range of categories that helped to offset the strong Furby business that the company experienced upon its introduction last year. Internationally, comparable store sales, on a local currency basis, increased 7% for the first quarter of 2000, as compared with the first quarter of 1999. Strong International sales performance was achieved in most merchandising categories. The company's Babies "R" Us division had a comparable store sales increase of 10% for the first quarter of 2000, as compared with the first quarter of 1999, due to significant increases in most merchandising categories, in particular the infant care and small toy categories. The company's Kids "R" Us division experienced a decrease in comparable store sales in the mid-single digits for the first quarter of 2000, as compared with the first quarter of 1999.

     On a consolidated basis, cost of sales, as a percentage of sales, decreased by 0.5% for the first quarter of 2000, as compared with the first quarter of 1999. Cost of sales as a percentage of sales for the Toys "R" Us - USA division decreased 1% for the first quarter of 2000, as compared with the first quarter of 1999, mostly due to improvements in initial markups and a reduction in coupon expenses. Cost of sales as a percentage of sales for the Toys "R" Us - International division increased by 0.6% for the first quarter of 2000, as compared with the first quarter of 1999, largely due to increased markdowns to keep the inventory fresh. Cost of sales as a percentage of sales for the Babies "R" Us division decreased by 1.5% for the first quarter of 2000, as compared with the first quarter of 1999, largely due to a more favorable shift in the sales mix.

     On a consolidated basis, selling, general and administrative expenses (SG&A), as a percentage of sales, increased by 0.3% for the first quarter of 2000, as compared with the first quarter of 1999. SG&A, as a percentage of sales for the Toys "R" Us - USA division increased by 1.3% for the first quarter of 2000, as compared with the first quarter of 1999. This increase was partially due to increased payroll costs and increased distribution costs. SG&A, as a percentage of sales for the International division decreased by 2.5% for the first quarter of 2000, as compared with the first quarter of 1999. This decrease is primarily due to the closing of under-performing stores in Central Europe and France, which were included in the company's restructuring program.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                                    AND FINANCIAL CONDITION
            ==================================================================
                                         (continued)

     SG&A, as a percentage of sales for the Babies "R" Us division increased by 0.3% for the first quarter of 2000, as compared with the first quarter of 1999.

     Included in the company's results for the first quarter ended April 29, 2000, is $9 million representing net loss of Toysrus.com, its internet subsidiary, net of minority interest.

     Depreciation and amortization increased by $6 million for the first quarter of 2000, as compared with the first quarter of 1999, as a result of the company's continued store expansion, strategic investments to improve management information systems and amortization of goodwill relating to its acquisition of Imaginarium Toy Centers, Inc. in the second half of 1999.

     Net interest expense increased by $7 million for the first quarter of 2000. This increase was mostly due to higher average borrowings mainly attributable to funding the company's stock repurchase program, as well as higher interest rates.

     Foreign currency exchange did not have a material impact on net earnings for the first quarter of 2000, as compared with the same period in 1999.

     Restructuring   and  Other  Charges
     During 1998, the company announced strategic initiatives to reposition its worldwide business and other charges including the customer-focused reformatting of its toy stores into the new C-3 format, as well as the restructuring of its International operations, which resulted in a charge of $353 million ($279 million net of tax benefits, or $1.05 per share). Details on the components of the company's strategic initiatives and other charges are described in the company's Annual Report for the year ended January 29, 2000; the reserve balances and subsequent utilization are as follows:


                                   Reserve Balance              Reserve Balance
    Description                         @ 1/29/00   Utilized         @ 4/29/00
    ---------------------------------------------------------------------------

    Closings/downsizings:
       Lease commitments                   $62        $ 10               $52
       Severance and other closing costs    14          -                 14
       Other                                11          -                 11
    ---------------------------------------------------------------------------
    Total restructuring                    $87        $ 10               $77
    ---------------------------------------------------------------------------
    Provisions for legal settlements       $30        $ 13               $17
    ---------------------------------------------------------------------------

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                                     AND FINANCIAL CONDITION
           ==================================================================
                                           (continued)

     The company is continuing to aggressively negotiate the closing/downsizing of the remaining stores and distribution centers included in its repositioning program and intends to execute the remainder of the initiatives included in the program.

     In 1998, the company also announced markdowns and other charges of $345 million ($229 million net of tax benefits, or $.86 per share). Unused reserves at April 29, 2000 are expected to be utilized in the company's upcoming business cycle. Details on the components of these charges are described in the company's Annual Report for the year ended January 29, 2000; the reserve balances and subsequent utilization are as follows:

                                   Reserve Balance              Reserve Balance
     Description                       @ 1/29/00     Utilized        @ 4/29/00
     --------------------------------------------------------------------------


     Markdowns:
      Clear excess inventory            $ 2           $ 1                $ 1
      Store closings                     12             4                  8
     --------------------------------------------------------------------------
     Total cost of sales               $ 14           $ 5                $ 9
     --------------------------------------------------------------------------

     The  company   believes   all   reserves   are  adequate  to  complete  its
     restructuring program.

     Impact of Year 2000
     The year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond December 31, 1999. At the time of this filing the company had not experienced any year 2000 problems with any of its financial or operating systems or with any of its suppliers or customers. The company will continue to monitor these systems, but it does not anticipate any problems or significant expenditures in the future.

     Financial  Condition
     By February 3, 2001, the company plans to operate
     approximately 1,578 stores, consisting of: 709 toy stores in the United States; 478 International toy stores (including 102 franchise and joint venture stores); 197 Kids "R" Us children's clothing stores; 150 Babies "R" Us stores and 44 Imaginarium stores. The company expects to convert more than 70 existing USA toy stores to C-3 combo stores in 2000. In addition, the company continues its C-3 store refinement program aimed to find the optimal configuration of fixturing and segmentation. The company also sells merchandise through its internet sites at www.toysrus.com and www.imaginarium.com and through mail order catalogs.

     For 2000, capital requirements for the company's expansion plans mentioned above, as well as capital requirements for its subsidiary, toysrus.com, are estimated to be approximately $500 to $550 million.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                                     AND FINANCIAL CONDITION
          ==================================================================
                                      (continued)

     Total   borrowings,   net  of  cash  and  cash  equivalents   decreased  by
     approximately $460 million at April 29, 2000, as compared with May 1, 1999 due primarily to the deconsolidation of Toys - Japan.

     The company repurchased approximately 18 million shares of its common stock through its share repurchase program for approximately $227 million during the first quarter of 2000, as compared to 3 million shares for approximately $53 million during the first quarter of 1999.

     Cash requirements for operations, capital expenditures, lease commitments and the share repurchase program will be met primarily through operating activities, borrowings under the $1 billion revolving credit facility, issuance of commercial paper and bank borrowings by foreign subsidiaries.

     Weighted-average diluted shares outstanding decreased to 231.4 million during the first quarter ended at April 29, 2000 from 249.3 million during the first quarter ended May 1, 1999, due primarily to the impact of shares repurchased by the company under its share repurchase program.

     The company recorded a non-operating gain of $315 million ($200 million net of taxes) resulting from the initial public offering of shares of Toys - Japan, which was completed on April 24, 2000. Of this gain $91 million resulted from an adjustment to the basis of the company's investment in Toys - Japan and $224 million related to the sale of a portion of Toys - Japan's common stock owned by the company. In connection with this transaction the company also received net cash proceeds of $267 million and recorded a provision for current income taxes of $82 million and a deferred income tax liability of $33 million. Accordingly, the company's ownership percentage in Toys - Japan was reduced from 80% to 48% and Toys - Japan will now operate as a licensee of the company.

     The company has not included the balance sheet of Toys-Japan in its consolidated balance sheet as of April 29, 2000. Accordingly, the cash flows resulting from the change in the assets and liabilities of Toy-Japan have been excluded from the company's condensed consolidated statement of cash flows for the 13 weeks ended April 29, 2000. In addition, beginning with the second quarter of 2000, the company will no longer consolidate the operating results of Toys - Japan and will use the equity method to account for this investment.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                                    AND FINANCIAL CONDITION
          ==================================================================
                                          (continued)

     Forward  Looking  Statements
     This Form 10-Q contains "forward-looking"  statements within the meaning of
     Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The company may also make forward-looking statements in other documents filed with the Securities and Exchange Commission, its annual report to shareholders, its proxy statement and in press releases. All statements that are not historical facts, including statements about the company's beliefs or expectations, are forward-looking statements. Such statements involve risks and uncertainties that exist in the company's operations and business environment that could render actual outcomes and results materially different than predicted. The company's forward-looking statements are based on assumptions about many factors, including, but not limited to, ongoing competitive pressures in the retail industry, changes in consumer spending, general economic conditions in the United States and other jurisdictions in which the company conducts business (such as interest rates and consumer confidence) and normal business uncertainty. While the company believes that its assumptions are reasonable at the time forward-looking statements were made, it cautions that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the company undertakes no obligation to update such statements in light of new information or future events that involve inherent risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statement.

                                PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          1) FAO Schwarz, et al. v. Toys "R" Us, Inc., et al.

          As previously reported in the company's Report on Form 10-K for the fiscal year ended January 29, 2000, the company is a defendant in litigation pending in the Supreme Court of the State of New York, New York County.

          On May 31, 2000, the court denied plaintiff's motion for a preliminary injunction.

Item 6.           Exhibit and Report on Form 8-K

                  (a)      Exhibit

                           27.1 - Financial Data Schedule for the quarter ended April 29, 2000.


                  (b)      Report on Form 8-K

                          On March 20, 2000, the company filed a Form 8-K in connection with the proposed initial public offering in Japan of shares of Toys "R" Us -Japan, Ltd.

                                         SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










         Date:  June 9, 2000                      Toys "R" Us, Inc.
                                                  -----------------------------
                                                 (Registrant)






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