Form 10-Q
period 2000-07-29
TOYS R US INC
filed 2000-09-11
CIK 1005414

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

                   For the quarterly period ended July 29, 2000




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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

204,037,079 shares of the registrant's Common Stock were outstanding on August 28, 2000.


       ===================================================================

                                    INDEX



                                                                      PAGE

PART I - FINANCIAL INFORMATION


         Item 1. Financial Statements


                  Condensed Consolidated Balance Sheets.......................2


                  Condensed Consolidated Statements of Earnings...............3


                  Condensed Consolidated Statements of Cash Flows.............4


                  Notes to Condensed Consolidated Financial
                  Statements..................................................5


         Item  2.   Management's   Discussion  and  Analysis  of  Results  of
                    Operations  and  Financial Condition......................8


PART II - OTHER INFORMATION..................................................14


SIGNATURES...................................................................16






                                TOYS "R" US, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                             ==========================================
                                             (In millions)



ASSETS                                       July 29,      July 31,  January 29,
------                                         2000           1999         2000
                                         ------------ ------------- -----------
Current Assets:
 Cash and cash equivalents                   $  430        $  259      $  584
 Accounts and other receivables                 181           172         182
 Merchandise inventories                      2,303         2,304       2,027
 Prepaid expenses and other current assets       81           108          80
                                         ------------  ------------ ------------
  Total current assets                        2,995         2,843       2,873

Property and equipment, net and other assets  4,487         5,026       5,106
Investment in Toys "R" Us - Japan, Ltd.
  (market value of $723 at July 29, 2000)        94            -          -
Goodwill, net                                   367           342         374

                                         ------------ ------------- -----------
                                             $7,943       $8,211       $8,353
                                         ============ ============= ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Short-term borrowings                       $  779       $  802      $  278
 Accounts payable                             1,216        1,413       1,617
 Accrued expenses and other current liabilities 530          523         836
 Income taxes payable                           242          137         107
                                         ------------ ------------- -----------
  Total current liabilities                    2,767       2,875       2,838


Long-term debt                                 1,131       1,221       1,230
Deferred income taxes                            352         333         362
Other liabilities                                191         222         243
Minority interest in Toysrus.com                  55          -           -

Stockholders' equity                           3,447       3,560       3,680
                                         ------------ ------------- -----------
                                           $   7,943   $   8,211    $  8,353
                                         ============ ============= ===========

           See notes to condensed consolidated financial statements.






                          TOYS "R" US, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)
                ===================================================
                         (In millions except per share data)



                                          13 Weeks Ended       26 Weeks Ended
                                          --------------       --------------
                                        July 29,  July 31,   July 29,  July 31,
                                          2000     1999        2000     1999

                                        -------   -------    --------  ---------

Net sales                              $ 1,994  $ 2,204      $ 4,313   $ 4,370
Cost of sales                            1,358    1,522        2,959     3,027
                                       --------  --------    --------  ---------

  Gross profit                             636      682        1,354     1,343

Selling, general and
   administrative expenses                 547      574        1,146     1,126
Depreciation and amortization               67       66          139       132
Equity in net earnings of
   Toys "R" Us - Japan, Ltd.                (5)      -            (5)       -
                                       --------  ---------   ---------  --------

     Operating earnings                     27       42           74        85

Other income (expense):
     Gain from IPO of
        Toys "R" Us - Japan, Ltd.            -        -          315        -
     Interest expense - net                (23)     (23)         (46)      (39)

                                       --------- ---------   ---------  --------


Earnings before taxes on income              4       19          343        46
Taxes on income                              1        7          125        17


                                       --------- ---------   ---------  --------
Net earnings                              $ 3      $ 12        $ 218      $ 29
                                       ========= =========   ========= =========


Basic earnings per share                $ 0.01    $ 0.05      $ 0.98    $ 0.12
                                       ========= =========   ========= ========
Weighted average basic shares
outstanding                              214.7     246.9       222.3     248.1
                                       ========= =========   ========= ========

Diluted earnings per share              $ 0.01    $ 0.05      $ 0.97    $ 0.12
                                       ========= =========   ========= ========
Weighted average diluted shares
outstanding                              217.9     248.8       224.6     249.1
                                       ========= =========   ========= ========




          See notes to condensed consolidated financial statements.




                         TOYS "R" US, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
               ====================================================
                                   (In millions)



                                                          26 Weeks Ended
                                                   ----------------------------
                                                        July 29,       July 31,
                                                          2000            1999
                                                      -----------    ----------



Cash flows from operating activities:
Net earnings                                             $  218          $  29
Adjustments to reconcile net earnings
to net cash used in operating activities:
      Depreciation and amortization                         139            132
      Deferred income taxes                                  33              1
      Minority interest in Toysrus.com                       (5)             -
      Equity in net earnings of Toys "R" Us - Japan, Ltd.    (5)             -
      Gain from initial public offering of
         Toys "R" Us - Japan, Ltd.                         (315)             -
      Changes in operating assets and liabilities:
         Merchandise inventories                           (470)          (411)
         Accounts payable and
         other operating liabilities                       (211)          (269)
         Other operating assets                             (78)           (19)
                                                         ---------     --------
      Net cash used in operating activities                (694)          (537)
                                                         ---------     --------
Cash flows from investing activities:
Capital expenditures, net                                  (103)          (198)
Net proceeds from sale of
    Toys "R" Us - Japan, Ltd. common stock                  267              -
Reduction in cash due to deconsolidation of
    Toys "R" Us - Japan, Ltd.                               (15)             -
                                                         ---------     --------
Net cash provided by (used in) investing activities         149           (198)
                                                         ---------     --------
Cash flows from financing activities:
Short-term borrowings, net                                  610            647
Long-term borrowings                                        147             -
Long-term debt repayment                                    (17)           (5)
Proceeds received from investors in Toysrus.com              60              -
Issuance of stock warrants                                   10              -
Exercise of stock options                                     -             17
Share repurchase program                                   (449)          (104)
                                                         ---------     --------
      Net cash provided by financing activities             361            555
                                                         ---------     --------

Effect of exchange rate changes on cash
and cash equivalents                                         30             29
Cash and cash equivalents:
Decrease during period                                     (154)          (151)
Beginning of period                                         584            410
                                                          --------     --------
End of period                                             $ 430          $ 259
                                                          ========     ========

Supplemental disclosures of cash flow information:
Income tax (refunds) payments, net                        $ (47)          $ 104
                                                          =========    ========

Interest paid                                             $  58           $  41
                                                          =========    ========


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

2.       Commercial paper
         Commercial paper of $368 million is classified as long-term debt. The company maintains long-term committed credit agreements to support these borrowings and intends to refinance them on a long-term basis through commercial paper borrowings. Additionally, commercial paper of $760 million and $487 million are included in short-term borrowings at July 29, 2000 and July 31, 1999, respectively.

3.       Comprehensive income
         Comprehensive income was $24 million and $5 million for the second quarter ended July 29, 2000 and July 31, 1999, respectively, as a result of the change in foreign currency translation. Comprehensive income was $184 million and $23 million as a result of the change in foreign currency translation for the 26 weeks ended July 29, 2000 and July 31, 1999, respectively.

4.       Gain from initial public offering of Toys - Japan, Ltd.
         The company recorded a non-operating gain of $315 million ($200 million net of taxes) resulting from the initial public offering of shares of Toys "R" Us - Japan, Ltd. ("Toys - Japan"), which was completed on April 24, 2000. Of this gain, $91 million resulted from an adjustment to the basis of the company's investment in Toys - Japan and $224 million related to the sale of a portion of company-owned common stock of Toys - Japan. In connection with this transaction the company also received net cash proceeds of $267 million and recorded a provision for current income taxes of $82 million and a provision for deferred income taxes of $33 million, respectively. As a result of this transaction, the company's ownership percentage in the common stock of Toys - Japan was reduced from 80% to 48%. Toys - Japan is a licensee of the company.

                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)
            ==========================================================
                                  (In millions)


5.       Investment in Toys - Japan
         The company accounts for its investment in the common stock of Toys - Japan on the "equity method" of accounting since the Toys - Japan initial public offering on April 24, 2000. Prior to this event, the company had consolidated the financial statements of Toys - Japan for all periods presented. At July 29, 2000 the market value of the company's investment in Toys - Japan was $723 million based on the quoted closing market price at that date.

6.       Toysrus.com
         On February 24, 2000, the company entered into a partnership agreement with SOFTBANK Venture Capital and affiliates ("SOFTBANK") which included an investment by SOFTBANK of $60 million in Toysrus.com for a 20% ownership interest. Accordingly, the company has recorded a 20% minority interest in the net losses of Toysrus.com in selling, general and administrative expenses for the second quarter and six months ended July 29, 2000.

         In connection  with the partnership  with SOFTBANK,  the company issued
         1.2 million stock purchase warrants ("warrants") for $8.33 per warrant. Each warrant gives the holder thereof the right to purchase one share of Toys "R" Us common stock at an exercise price of $13, until the expiration date of February 24, 2010. As of July 29, 2000, none of these warrants have been exercised.

         On August 9, 2000, Toysrus.com entered into a 10-year strategic alliance with Amazon.com to create a co-branded toy and video games on-line store and a co-branded baby products on-line store. Under this alliance each company will be responsible for specific aspects of the on-line stores. Also on August 9, 2000, Amazon.com was granted a warrant entitling it to acquire 5% of the capital of Toysrus.com at the then market value. The transition to the co-branded on-line store and related changes in the Toysrus.com operational structure will result in significant short-term expenses and additional charges. These costs will be recorded in the current fiscal year.

7.       Replacement of certain stock option grants with restricted stock
         On March 24, 2000, the company authorized the exchange of certain stock options, having an exercise price above $22 per share, for an economically equivalent grant of restricted stock. The exchange, which was voluntary, replaced approximately 14.4 million options with approximately 1.7 million restricted shares. Shares of restricted stock resulting from the exchange vest over a period of three years, with one-half of the grant vesting on April 1, 2002 and the remainder vesting on April 1, 2003. Accordingly, the company recognizes compensation expense on a straight-line basis throughout the vesting period of the restricted stock.

8.       Long Term Debt
         On July 21, 2000, the company borrowed the yen equivalent of $147 million. This borrowing is repayable in semi-annual installments, with the final installment due on August 17, 2005. The effective cost of this borrowing is 2.32% and is secured by expected future cash flows from the license fees due from Toys - Japan.



                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            ==========================================================
                                  (In millions)
                                   (continued)

9.       Segments
         Information related to the various company segments is as follows:

        -----------------------------------------------------------------------
                                           13 Weeks Ended      26 Weeks Ended
                                          ----------------     --------------
                                          July 29, July 31,   July 29, July 31,
                                            2000     1999       2000     1999
        -----------------------------------------------------------------------
          Net sales
            Toys "R" Us - USA            $ 1,238   $ 1,251    $ 2,480  $  2,454
            Toys "R" Us - International      321       356        626       671
            Toys "R" Us - Japan               -        222        277       430
            Babies "R" Us                    311       246        638       512
            Toysrus.com                        9         2         17         2
            Kids "R" Us                      115       127        275       301
         ----------------------------------------------------------------------
         Total                           $ 1,994   $ 2,204    $ 4,313  $  4,370
         ----------------------------------------------------------------------
         Operating earnings
            Toys "R" Us - USA            $    41   $    45    $    83  $     86
            Toys "R" Us - International        1       (12)       (23)      (44)
            Toys "R" Us - Japan,
             net of minority interest          -        11         17        23
            Babies "R" Us                     23        16         53        37
            Toysrus.com,
             net of minority interest        (20)       (5)       (34)       (5)
            Other                            (18)      (13)       (22)      (12)
                                       -----------------------------------------
         Operating earnings                   27        42         74        85

         Interest expense, net               (23)      (23)       (46)      (39)
         Gain from IPO
           of Toys "R" Us - Japan             -         -         315        -
                                       -----------------------------------------
         Earnings before income taxes      $   4     $  19      $ 343   $    46
         ----------------------------------------------------------------------


         Included in the category classified as "Other" are the operating results of the Kids "R" Us division and equity in the net earnings of Toys "R" Us - Japan, as well as other corporate related items.

10.      Restructuring and other charges
         In 1998, the company recorded restructuring and other non-recurring charges of $698 ($508 net of tax benefits) to strategically reposition its worldwide business. See the company's annual report for the year ended January 29, 2000 for details on these charges. Also see the section "Management's Discussion and Analysis of Results of Operations and Financial Condition" in this report for an update on the initiatives and the status of related reserves.

11.      Commitments and contingencies
         See Part II - Item I - Legal Proceedings.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
        ==================================================================

Results of Operations
Net sales were $2.0 billion compared with $2.2 billion reported for the second quarter of 1999. For the first six months of 2000, sales were $4.3 billion versus $4.4 billion in the same period last year. Total sales, excluding sales of Toys "R" Us - Japan, which is accounted for on the "equity method" since its initial public offering on April 24, 2000, increased 1% and 2% for the quarter and the six months ended July 29, 2000, respectively, as compared with the same period in 1999.

Foreign   currency   exchange  had  an  unfavorable   impact  on  net  sales  of
approximately $25 million and $17 million, respectively, for the second quarter and six months ended July 29, 2000, as compared with the same periods in 1999.

On a consolidated basis, comparable store sales, in local currencies, increased by 1% for the second quarter of 2000, and 2% for the six months ended July 29, 2000, as compared with the same periods in 1999. Comparable store sales for the Toys "R" Us - USA division decreased 2% for the second quarter of 2000 and remained flat for the first six months of 2000, as compared with the same periods in 1999, reflecting the strength of Furby and Star Wars related products in the prior year. Internationally, the company's overall comparable toy store sales, on a local currency basis, increased 3% for the second quarter of 2000, and 5% for the six months ended July 29, 2000, as compared with the same periods in 1999. The company's Babies "R" Us division reported double-digit comparable store sales increases for both the second quarter and first six months of this year, as compared with the same periods in 1999. These increases were driven by strong sales in most categories.

On a consolidated basis, cost of sales, as a percentage of sales, decreased by approximately 1% for the second quarter of 2000, and 0.7% for the six months ended July 29, 2000, respectively, as compared with the same periods in 1999. Cost of sales for the Toys "R" Us - USA division, as a percentage of sales, decreased by 0.8% for the second quarter of 2000, and 0.9% for the six months ended July 29, 2000, respectively, as compared with the same periods in 1999. This decrease is primarily due to the change in sales mix from lower margin video products to higher margin products. Cost of sales for the Toys "R" Us - International division, as a percentage of sales, decreased by 2.6% for the second quarter of 2000, and 0.5% for the six months ended July 29, 2000, respectively, as compared with the same periods in 1999. This decrease was largely due to higher initial markup due to a favorable sales shift in hot products. Cost of sales, as a percentage of sales, for the Babies "R" Us division decreased by 0.5% for the second quarter of 2000, and 1% for the six months ended July 29, 2000, respectively, as compared with the same periods in 1999, largely due to a more favorable sales mix.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
       ==================================================================
                                   (continued)

On a consolidated basis, selling, general and administrative expenses (SG&A), as a percentage of sales, increased by 1.4% for the second quarter of 2000 and 0.8% for the six months of 2000, as compared with the same periods in 1999. SG&A for Toys "R" Us - USA, as a percentage of sales, increased by 1.5% and 1.4%, respectively, for the second quarter and six months ended July 29, 2000, as compared with the same periods in 1999. These increases are primarily due to increased payroll costs related to the implementation of the company's new customer-focused initiatives. SG&A for the International division, as a percentage of sales, excluding the impact of Toys "R" Us - Japan, remained flat for the second quarter and six months ended July 29, 2000, as compared with the same period in 1999. SG&A as a percentage of sales for the Babies "R" Us division decreased 1% and 0.3%, respectively, for the second quarter of 2000 and six months ended July 29, 2000, as compared with the same periods in 1999.

Included in the company's results for the second quarter and six months ended July 29, 2000 is $13 million and $22 million, respectively, representing the company's share of the net losses of Toysrus.com, its internet subsidiary.

Depreciation and amortization increased by $7 million for the six months ended July 29, 2000, as compared with 1999. This increase is primarily due to the company's continued store expansion, strategic investments to improve management information systems and amortization of goodwill relating to its acquisition of Imaginarium Toy Centers, Inc. in the second half of 1999.

Net interest expense increased $7 million for the six months ended July 29, 2000, as compared with 1999. This increase is mainly attributable to the funding of the company's stock repurchase program, higher interest rates, and the mix of currencies in which the company borrowed.

Foreign currency exchange did not have a material effect on net earnings for either the second quarter or six months ended July 29, 2000.

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

                                    Reserve Balance             Reserve Balance
Description                            @ 1/29/00     Utilized       @ 7/29/00
-------------------------------------------------------------------------------


Closings/downsizings:
    Lease commitments                     $62           $13              $49
    Severance and other closing costs      14             4               10
    Other                                  11             -               11
-------------------------------------------------------------------------------
Total restructuring                       $87           $17              $70
-------------------------------------------------------------------------------
Provisions for legal settlements          $30           $13              $17
-------------------------------------------------------------------------------



The company continues to aggressively negotiate the closing/downsizing of the remaining stores and distribution centers included in its repositioning program and intends to execute the remainder of the initiatives included in the program.

In 1998, the company also announced markdowns and other charges of $345 million ($229 million net of tax benefits, or $.86 per share). As of January 29, 2000, the company had remaining markdown reserves of $2 million to clear excess inventories and $12 million for store closings. At July 29, 2000, the company had remaining markdown reserves of $9 million for store closings.

The company believes all reserves are adequate to complete its restructuring program.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
      ==================================================================
                                   (continued)


Financial Condition
By February 3, 2001, the company expects to operate approximately 1,576 stores, consisting of: 707 toy stores in the United States; 486 International toy stores (including 210 franchise and joint venture stores); 196 Kids "R" Us children's clothing stores; 148 Babies "R" Us stores and 39 Imaginarium stores. The company expects to convert more than 90 existing USA toy stores to the C-3 combo stores by the end of fiscal 2000. In addition, the company is continuing its C-3 store refinement program in its test stores, aimed to find the optimal configuration of fixturing, better segmentation and ultimate presentation of merchandise concepts. The company has substantially completed refining an additional 49 stores in the second quarter of 2000 in addition to the 17 test stores mentioned above. The company plans to complete approximately another 100 stores to be ready for the 2000 holiday season. In addition, the company also sells merchandise through its internet sites at www.toysrus.com and www.imaginarium.com and through mail order catalogs.

For 2000, capital requirements for the company's expansion plans mentioned above, as well as capital requirements are estimated to be approximately $500 to $550 million.

Total borrowings, net of cash and cash equivalents, decreased by approximately $294 million at July 29, 2000, as compared with July 31, 1999, due primarily to the deconsolidation of the balance sheet of Toys - Japan.

On July 21, 2000, the company borrowed the yen equivalent of $147 million. This borrowing is repayable in semi-annual installments, with the final installment due on August 17, 2005. The effective cost of this borrowing is 2.32% and is secured by expected future cash flows from the license fees due from Toys - Japan.

The company repurchased 31 million shares of its common stock through its share repurchase program for $449 million during the first six months ended July 29, 2000, as compared with 6 million shares for approximately $104 million in 1999. The company expects to continue repurchasing shares during the second half of the year and is currently forecasting its total debt to capital ratio to determine the rate of share repurchase.

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

Weighted-average diluted shares outstanding decreased to 224.6 million during the first six months ended July 29, 2000 from 249.1 million during the six months ended July 31, 1999, due primarily to the impact of shares repurchased by the company under its share repurchase program.

The company's cash outflows from operations increased to $694 million for the six months ended July 29, 2000 from $537 million for the six months ended July 31, 1999, primarily due to increases in merchandise inventories as well as lower accrued expenses and other liabilities. The increase in merchandise inventory is a result of the company's strategy to improve its in-stock position for the upcoming holiday season.

On February 24, 2000, the company entered into a partnership agreement with SOFTBANK Venture Capital and affiliates ("SOFTBANK") which included an investment by SOFTBANK of $60 million in Toysrus.com for a 20% ownership interest. Accordingly, the company has recorded a 20% minority interest in the net losses of Toysrus.com in selling, general and administrative expenses for the second quarter and six months ended July 29, 2000.

In connection with the partnership with SOFTBANK, the company issued 1.2 million stock purchase warrants ("warrants") for $8.33 per warrant. Each warrant gives the holder thereof the right to purchase one share of Toys "R" Us common stock at an exercise price of $13, until the expiration date of February 24, 2010. As of July 29, 2000, none of these warrants have been exercised.

On August 9, 2000, Toysrus.com entered into a 10-year strategic alliance with Amazon.com to create a co-branded toy and video games on-line store and a co-branded baby products on-line store. Under this alliance each company will be responsible for specific aspects of the on-line stores. Also on August 9, 2000, Amazon.com was granted a warrant entitling it to acquire 5% of the capital of Toysrus.com at the then market value. The transition to the co-branded on-line store and related changes in the Toysrus.com operational structure will result in significant short-term expenses and additional charges. These costs will be recorded in the current fiscal year.

The company recorded a non-operating gain of $315 million ($200 million net of taxes) resulting from the initial public offering of shares of Toys "R" Us - Japan, Ltd. ("Toys - Japan"), which was completed on April 24, 2000. Of this gain, $91 million resulted from an adjustment to the basis of the company's investment in Toys - Japan and $224 million related to the sale of a portion of company owned common stock of Toys - Japan. In connection with this transaction the company also received net cash proceeds of $267 million and recorded a provision for current income taxes of $82 million and a provision for deferred income taxes of $33 million, respectively. As a result of this transaction, the company's ownership percentage in the common stock of Toys - Japan was reduced from 80% to 48%. Toys - Japan is a licensee of the company.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION
        ==================================================================
                                  (continued)


Forward-Looking Statements
This Form 10-Q  contains  "forward-looking"  statements  within  the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The company may also make forward-looking statements in other documents filed with the Securities and Exchange Commission, its annual report to shareholders, its proxy statement and in press releases. All statements that are not historical facts, including statements about the company's beliefs or expectations, are forward-looking statements. Such statements involve risks and uncertainties that exist in the company's operations and business environment that could render actual outcomes and results materially different than predicted. The company's forward-looking statements are based on assumptions about many factors, including, but not limited to, ongoing competitive pressures in the retail industry, changes in consumer spending, general economic conditions in the United States and other jurisdictions in which the company conducts business (such as interest rates and consumer confidence) and normal business uncertainty. While the company believes that its assumptions are reasonable at the time forward-looking statements were made, it cautions that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the company undertakes no obligation to update such statements in light of new information or future events that involve inherent risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statement.

                           PART II - OTHER INFORMATION


 Item 1.      Legal Proceedings

              In the Matter of Toys "R" Us, Inc.; In Re: Toys "R" Us
              Antitrust Litigation.
              -----------------------------------------------------------------

              As previously reported in the company's report on Form 10-K for the fiscal year ended January 29, 2000, the Staff of the Federal Trade Commission (the "FTC") issued a final Order and Opinion (the "Order") upholding the FTC's complaint against the company. The company appealed the Order to the United States Court of Appeals for the Seventh Circuit. The Seventh Circuit affirmed the Order on August 1, 2000.

              Class Action Suits against Toys "R" Us, Inc., et al.
              ----------------------------------------------------

              In August 2000, eleven purported class action lawsuits were filed (six in the United States District Court for the District of New Jersey, three in the United States District Court for the Northern District of California, one in the United States District Court for the Western District of Texas and one in the Superior Court of the State of California, County of San Bernardino), against the company and its affiliates Toysrus.com, Inc. and Toysrus.com, LLC. These actions generally purport to bring claims on behalf of all persons who have visited one or more of the company's websites and either made an online purchase or allegedly had information about them unlawfully "intercepted," "monitored," "transmitted" or "used." All of the suits (except one filed in the United States District Court for the District of New Jersey) also name Coremetrics, Inc. ("Coremetrics"), an internet marketing company, as a defendant.

              These lawsuits assert various claims under the federal privacy and computer fraud statutes, as well as under state statutory and common law, arising out of an agreement between the Company and Coremetrics, alleging that the Company tracks its website users' activities online and shares that information with third parties in violation of the law. These suits seek damages in unspecified amounts and other relief under state and federal law. The Company believes that it has substantial defenses to these claims and plans to vigorously defend these lawsuits.

Item 4.           Submission of Matters to a Vote of Security Holders

                  At the company's Annual Meeting on June 7, 2000 all of management's nominees for director were elected.

                  Management's nominees for director received the following votes:

                                           Number of Shares      Withheld Votes
                  RoAnn Costin               194,738,201            4,656,815
                  John H. Eyler, Jr.         194,740,941            4,656,075
                  Michael Goldstein          194,416,569            4,978,447
                  Calvin Hill                194,741,419            4,653,597
                  Shirley Strum Kenny        194,738,982            4,656,034
                  Charles Lazarus            194,617,177            4,777,839
                  Norman S. Matthews         194,595,138            4,799,878
                  Arthur B. Newman           194,741,264            4,653,752

                  The following proposals received the following votes:

                  (i) a proposal to approve the Stockholder Proposal No. 1 - Maximize Value Resolution, 147,620,895 shares were voted against, 14,890,046 shares were voted in favor of, and 2,663,842 shares abstained from, such proposal; and

                 (ii)       a proposal to approve the Stockholder Proposal No. 2
                            - Golden Parachute Resolution, 100,920,803 shares were voted against, 61,924,391 shares were voted in favor of, and 2,329,592 shares abstained from, such proposal; and

                (iii)       a proposal to approve the Stockholder Proposal No. 3
                            - to redeem the stockholder rights agreement, 144,917,274 shares were voted in favor of, 18,967,259 shares were voted against, and 1,290,253 shares abstained from, such proposal.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           Financial Data Schedule for the quarter ended July 29, 2000.

                  (b)      Report on Form 8-K

                           On August 10, 2000, the company announced a strategic alliance between its majority owned subsidiary, Toysrus.com, LLC, and a subsidiary of Amazon.com, Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










         Date:  September 11, 2000       Toys "R" Us, Inc.
                                        ---------------------------------------
                                         (Registrant)






                                        s/ Louis Lipschitz
                                        ---------------------------------------
                                        (Signature)
                                        Louis Lipschitz
                                        Executive Vice President and
                                        Chief Financial Officer