Form 10-Q
period 2000-10-28
TOYS R US INC
filed 2000-12-12
CIK 1005414

===============================================================================



               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            ============
                             FORM 10-Q
                            ============

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934

               For the quarterly period ended October 28, 2000




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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

197,357,964 shares of the registrant's Common Stock were outstanding on December 4, 2000.



 ==============================================================================

                                  INDEX



                                                                           PAGE

PART I - FINANCIAL INFORMATION


         Item 1. Financial Statements


                  Condensed Consolidated Balance Sheets.......................2


                  Condensed Consolidated Statements of Operations.............3


                  Condensed Consolidated Statements of Cash Flows.............4


                  Notes to Condensed Consolidated Financial
                  Statements..................................................5


         Item  2.   Management's   Discussion  and  Analysis  of  Results  of
                    Operations and Financial Condition........................9


PART II - OTHER INFORMATION..................................................15


SIGNATURES...................................................................17


                            TOYS "R" US, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                        ==========================================
                                         (In millions)

ASSETS                                     October 28,  October 30, January 29,
                                               2000         1999         2000
                                         ------------ ------------- -----------
Current Assets:
 Cash and cash equivalents                  $  452         $  297        $  584
 Accounts and other receivables                145            170           182
 Merchandise inventories                     3,296          3,101         2,027
 Prepaid expenses and other current assets      85            132            80
                                         ------------ ------------- -----------
   Total current assets                      3,978          3,700         2,873

Property and equipment, net and other assets 4,491          5,147         5,106
Investment in Toys "R" Us - Japan, Ltd.
 (market value of $772 at October 28, 2000)     96             -              -
Goodwill, net                                  364            377           374
                                         ------------ ------------- -----------
                                           $ 8,929      $   9,224      $  8,353
                                         ============ ============= ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Short-term borrowings                    $  1,495      $   1,130       $   278
 Accounts payable                            1,848          2,132         1,617
 Accrued expenses and other
  current liabilities                          531            586           836
 Income taxes payable                          154            121           107
                                         ------------ ------------- -----------
  Total current liabilities                  4,028          3,969         2,838


Long-term debt                               1,141          1,240         1,230
Deferred income taxes                          351            334           362
Other liabilities                              204            204           243
Minority interest in Toysrus.com                53             -              -

Stockholders' equity                         3,152          3,477         3,680
                                         ------------ ------------- -----------
                                           $ 8,929      $   9,224      $  8,353
                                         ============ ============= ===========

              See notes to condensed consolidated financial statements.





                             TOYS "R" US, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                  ===================================================
                            (In millions except per share data)

                                  13 Weeks Ended            39 Weeks Ended
                                -----------------          ---------------
                              October 28,  October 30,  October 28, October 30,
                                   2000        1999         2000        1999
                            -----------   -----------   ----------- -----------

Net sales                      $  2,220     $  2,465     $  6,533        $6,835
Cost of sales                     1,522        1,704        4,481         4,731
                             -----------   ------------   ---------   ---------
 Gross profit                       698          761        2,052         2,104

Selling, general and
  administrative expenses           707          641        1,853         1,767
Depreciation and amortization        68           71          207           203
Equity in net earnings of
   Toys "R" Us - Japan, Ltd.         (4)          -            (9)            -
                             -----------    -----------   ----------  ---------
     Operating (loss) earnings      (73)          49            1           134

Other income (expense):
     Gain from IPO of
       Toys "R" Us - Japan, Ltd.      -            -           315            -
     Interest expense - net         (29)         (25)          (75)        (64)
                             -----------   -----------   ----------- ----------

(Loss) earnings before
   taxes on income                 (102)          24            241          70
Taxes on income                     (37)           9             88          26
                             -----------   -----------   -----------  ---------
Net(loss)earnings               $   (65)      $   15       $    153       $  44
                             ===========   ============  =========== ==========

Basic (loss)earnings per share  $ (0.32)     $  0.06       $   0.70       $0.18
                             ===========   ============  =========== ==========
Weighted average basic shares
 outstanding                     202.6        243.3          215.7        246.5
                             ===========   =============  =========== ==========

Diluted (loss) earnings
 per share                     $  (0.32)   $    0.06     $     0.70     $  0.18
                             ===========   =============  =========== =========
Weighted average diluted
 shares outstanding              202.6        243.4          219.6        247.2
                             ===========   =============  =========== =========



                  See notes to condensed consolidated financial statements.


                          TOYS "R" US, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
               ====================================================
                                   (In millions)




                                                        39 Weeks Ended
                                               ---------------  ---------------
                                                 October 28,        October 30,
                                                     2000               1999

                                               ---------------- ---------------
Cash flows from operating activities:
Net earnings                                        $   153            $     44

Adjustments to reconcile net earnings
to net cash used in operating activities:
  Depreciation and amortization                         207                 203
  Deferred income taxes                                  33                   -
  Minority interest in Toysrus.com                      (25)                  -
  Equity in net earnings of Toys "R" Us - Japan, Ltd.    (9)                  -
  Gain from initial public offering of
     Toys "R" Us - Japan, Ltd.                         (315)                  -
  Toysrus.com related non-cash costs and charges         81                   -
  Changes in operating assets and liabilities:
    Merchandise inventories                          (1,492)             (1,186)
    Accounts payable and
     other operating liabilities                        355                 473
    Other operating assets                              (65)                (51)
                                               ---------------   --------------
      Net cash used in operating activities          (1,077)               (517)
                                               ---------------   --------------
Cash flows from investing activities:
Capital expenditures, net                              (245)               (364)
Purchase of Imaginarium, net of cash acquired            -                  (43)
Net proceeds from sale of
  Toys "R" Us - Japan, Ltd. common stock                267                   -
Reduction in cash due to deconsolidation
   of Toys "R" Us - Japan, Ltd.                         (15)                  -
                                                --------------   --------------
      Net cash provided by
       (used in) investing activities                     7                (407)
                                                --------------   --------------
Cash flows from financing activities:
Short-term borrowings, net                            1,326                 989
Long-term borrowings                                    147                   -
Long-term debt repayment                                (37)                 (8)
Proceeds received from investors in Toysrus.com          77                   -
Issuance of stock warrants                               10                   -
Exercise of stock options                                 -                  17
Share repurchase program                               (618)               (179)
                                                ---------------   -------------
     Net cash provided by financing activities          905                 819
                                                ---------------   -------------

Effect of exchange rate changes on cash
 and cash equivalents                                    33                  (8)

Cash and cash equivalents:
Decrease during period                                 (132)               (113)
Beginning of period                                     584                 410
                                                ---------------   -------------
End of period                                       $   452            $    297
                                                ===============   =============

Supplemental disclosures of cash flow information:
Income tax (refunds) payments, net                  $   (22)           $    123
                                                ===============   =============
Interest paid                                       $    94            $     71
                                                ===============   =============


             See notes to condensed consolidated financial statements.

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

2.   Commercial paper
     Commercial paper of $368 million is classified as long-term debt. The company maintains long-term committed credit agreements to support these borrowings and intends to refinance them on a long-term basis through commercial paper borrowings. Additionally, commercial paper of $1,464 million and $800 million are included in short-term borrowings at October 28, 2000 and October 30, 1999, respectively.

3.   Comprehensive income
     Comprehensive loss was $132 million and $1 million for the third quarter ended October 28, 2000 and October 30, 1999, respectively, as a result of the change in foreign currency translation. Comprehensive income was $52 million and $22 million as a result of the change in foreign currency translation for the 39 weeks ended October 28, 2000 and October 30, 1999, respectively.

4.   Gain from initial public offering of Toys "R" Us - Japan, Ltd.
     The company recorded a non-operating gain of $315 million ($200 million net of taxes) resulting from the initial public offering of shares of Toys "R" Us - Japan, Ltd. ("Toys - Japan"), which was completed on April 24, 2000. Of this gain, $91 million resulted from an adjustment to the basis of the company's investment in Toys - Japan and $224 million related to the sale of a portion of company-owned common stock of Toys - Japan. In connection with this transaction the company also received net cash proceeds of $267 million and recorded a provision for current income taxes of $82 million and a provision for deferred income taxes of $33 million, respectively. As a result of this transaction, the company's ownership percentage in the common stock of Toys - Japan was reduced from 80% to 48%. Toys - Japan is a licensee of the company.

                               TOYS "R" US, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited)
                  ==========================================================


5.  Investment  in Toys - Japan
The company accounts for its investment in the common stock of Toys - Japan on the "equity method" of accounting since the Toys - Japan initial public offering on April 24, 2000. Prior to this event, the company had consolidated the financial statements of Toys - Japan for all periods presented. At October 28, 2000 the market value of the company's investment in Toys - Japan was $772 million based on the quoted closing market price at that date.

6. Toysrus.com
On February 24, 2000, the company entered into a partnership agreement with SOFTBANK Venture Capital and affiliates ("SOFTBANK") which included an investment by SOFTBANK of $60 million in Toysrus.com for a 20% ownership interest. Accordingly, the company has recorded a 20% minority interest in the net losses of Toysrus.com in selling, general and administrative expenses for the third quarter and nine months ended October 28, 2000.

In connection with the partnership with SOFTBANK, the company issued 1.2 million stock purchase warrants ("warrants") for $8.33 per warrant. Each warrant gives the holder thereof the right to purchase one share of Toys "R" Us common stock at an exercise price of $13 per share, until the expiration date of February 24, 2010. As of October 28, 2000, none of these warrants have been exercised.

On August 9, 2000, Toysrus.com entered into a 10-year strategic alliance with Amazon.com to create a co-branded toy and video games on-line store, which was launched in the third quarter 2000 and a co-branded baby products on-line store, which will begin early in 2001. Under this alliance each company will be responsible for specific aspects of the on-line stores. Toysrus.com will be responsible for merchandising and content for the co-branded store and will identify, buy, own and manage the inventory. Amazon.com will handle site development, order fulfillment, customer service, and the housing of Toysrus.com's inventory in Amazon.com's U.S. distribution centers. Also on August 9, 2000, Amazon.com was granted a warrant entitling it to acquire up to 5% (subject to dilution under certain circumstances) of the capital of Toysrus.com at the then market value. As of October 28, 2000, this warrant has not been exercised.

As a result of the transition to the co-branded site, the company's Toysrus.com subsidiary incurred non-recurring costs and charges totaling approximately $118 million, $10 million of which were included in cost of sales and $108 million of which were included in selling, general and administrative expenses, primarily relating to the closure of three distribution centers, the write-off of web site assets, as well as other costs associated with migrating data and merchandise to the new site and facilities. These costs and charges were recorded in the quarter ended October 28, 2000.

In October 2000, Toysrus.com received an additional $17 million capital contribution from SOFTBANK representing its appropriate share of the funding required for the operations of Toysrus.com.


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

8.   Segments
     Information related to the various company segments is as follows:
     (In millions)
     --------------------------------------------------------------------------
                                   13 Weeks Ended          39 Weeks Ended
                                  ----------------        ---------------
                               October 28,  October 30, October 28, October 30,
                                   2000         1999         2000       1999

    ---------------------------------------------------------------------------

    Net sales
    Toys "R" Us - USA        $    1,323    $  1,336   $   3,803   $   3,790
    Toys "R" Us - International     339         383         965       1,055
    Toys "R" Us - Japan              -          269         277         698
    Babies "R" Us                   337         263         975         775
    Toysrus.com                      23           5          40           7
    Kids "R" Us                     198         209         473         510
    ---------------------------------------------------------------------------
    Total                    $    2,220    $  2,465   $   6,533   $   6,835
    ---------------------------------------------------------------------------

   Operating (loss) earnings
   Toys "R" Us - USA          $      8      $    28     $    91    $    114
   Toys "R" Us - International       6           (2)        (17)        (46)
   Toys "R" Us - Japan, net of
     minority interest               -           14          17          37
   Babies "R" Us                    30           19          83          56
   Toysrus.com,
    net of minority interest      (124)         (17)       (158)        (22)
   Other                             7            7         (15)         (5)
                                 ----------------------------------------------
   Operating (loss) earnings       (73)          49           1         134

   Interest expense, net           (29)         (25)        (75)        (64)
   Gain from IPO of
     Toys "R" Us - Japan             -            -         315           -
    ---------------------------------------------------------------------------
   (Loss) earnings before
      income taxes           $    (102)     $    24    $    241     $    70
    ---------------------------------------------------------------------------

     Included in the category classified as "Other" are the operating results of the Kids "R" Us division and equity in the net earnings of Toys - Japan, as well as other corporate related items.

                                 TOYS "R" US, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                            (Unaudited)
                 ==========================================================

9.   Long term debt
     On July 21, 2000, the company borrowed the yen equivalent of $147 million. This borrowing is repayable in semi-annual installments, with the final installment due on August 17, 2005. The effective cost of this borrowing is 2.32% and is secured by expected future cash flows from the license fees due from Toys - Japan.

10.  Loss related to store closing
     During the third quarter of 2000, the company announced its intention to open a new flagship store in Times Square, New York City during 2001. In conjunction with this plan, the company has committed to close and exit its store in Herald Square, New York City, which is expected to close in mid-2001. Accordingly, the company has accrued $11 million as of October 28, 2000, representing anticipated costs to exit this location.

11.  Restructuring and other charges
     In 1998, the company recorded restructuring and other non-recurring charges of $698 million ($508 million net of tax benefits) to strategically reposition its worldwide business. During the third quarter of 2000, the company determined that an excess $11 million reserve existed with respect to restructuring initiatives which have been completed in its Far East operations. Accordingly, the company has reversed this reserve. See the company's annual report for the year ended January 29, 2000 for details on these charges. Also see the section "Management's Discussion and Analysis of Results of Operations and Financial Condition" in this report for an update on the initiatives and the status of related reserves.

12.  Commitments and contingencies
     See Part II - Item I - Legal Proceedings.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                                 AND FINANCIAL CONDITION
            ==================================================================


     Results of  Operations
     Net sales were $2.2 billion compared with $2.5 billion reported for the third quarter of 1999. For the first nine months of 2000, sales were $6.5 billion versus $6.8 billion in the same period last year. Total sales, excluding sales of Toys "R" Us - Japan in each period, which is accounted for on the "equity method" since its initial public offering on April 24, 2000, increased 1% and 2% for the quarter and the nine months ended October 28, 2000, respectively, as compared with the same period in 1999.

     Foreign currency exchange had an unfavorable impact on net sales of approximately $45 million and $63 million, respectively, for the third quarter and nine months ended October 28, 2000, as compared with the same periods in 1999. Net sales, excluding sales of Toys "R" Us - Japan in each period and the impact of currency translation, increased 3% for both the quarter and nine months.

     On a consolidated basis, comparable store sales, in local currencies, increased by 2% for both the third quarter and the nine months ended October 28, 2000, as compared with the same periods in 1999. Comparable store sales for the Toys "R" Us - USA division decreased 1% for the third quarter of 2000 and were flat for the first nine months of 2000, as compared with the same periods in 1999. The sales performance for the quarter is built on top of a 13% comparable toy store increase in the third quarter of 1999 primarily due to last year's Pokemon phenomenon. Internationally, the company's overall comparable toy store sales, on a local currency basis, increased 2% for the third quarter of 2000, and 4% for the nine months ended October 28, 2000, as compared with the same periods in 1999. The company's Babies "R" Us division reported double-digit comparable store sales increases for both the third quarter and first nine months of this year, as compared with the same periods in 1999. These increases were driven by strong sales in most categories.

     On a consolidated basis, cost of sales as a percentage of sales decreased by approximately 0.6% for both the third quarter of 2000 and the nine months ended October 28, 2000, as compared with the same periods in 1999. On a consolidated basis, excluding non-recurring cost of sales related to the alliance between Toysrus.com and Amazon.com ("Amazon Alliance"), cost of sales, as a percentage of sales, decreased 1% and 0.8% for the third quarter and the nine months ended October 28, 2000, respectively. Cost of sales for the Toys "R" Us - USA division, as a percentage of sales, decreased by 1.2% for the third quarter of 2000, and 1% for the nine months ended October 28, 2000, respectively, as compared with the same periods in 1999. This decrease is primarily due to the change in sales mix from lower margin video products to higher margin products. Cost of sales for the Toys "R" Us - International division, as a percentage of sales, decreased by 2.2% for the third quarter of 2000, and 1% for the nine months ended October 28 2000, respectively, as compared with the same periods in 1999. This decrease was largely due to higher initial markup due to a favorable sales shift in product. Cost of sales, as a percentage of sales, for the Babies "R" Us division were flat for the quarter and decreased 0.7% for the nine months ended October 28, 2000, respectively, as compared with the same periods in 1999.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
      ==================================================================
                                 (continued)

On a consolidated basis, selling, general and administrative expenses (SG&A), as a percentage of sales, increased by 5.8% for the third quarter of 2000 and 2.5% for the nine months of 2000, as compared with the same periods in 1999. Non-recurring costs and charges related to the Amazon Alliance accounted for 3.8% and 1.4% of the consolidated increase in SG&A, as a percentage of sales, for the third quarter and the nine months ended October 28, 2000, respectively. SG&A for Toys"R" Us - USA, as a percentage of sales, increased by 2.9% and 1.9%, respectively, for the third quarter and nine months ended October 28, 2000, as compared with the same periods in 1999. These increases are primarily due to increased payroll costs related to the implementation of the company's new customer-focused initiatives and rising distribution center costs due to higher inventory levels. SG&A for the International division, as a percentage of sales, excluding the impact of Toys "R" Us - Japan, decreased by 0.6% and 1.5% for the third quarter and nine months ended October 28, 2000, as compared with the same period in 1999. These improvements are a result of the strategic store closures in Central Europe and France, which have improved the overall profitability of this division. SG&A as a percentage of sales for the Babies "R" Us division decreased 1.7% and 0.8%, respectively, for the third quarter of 2000 and nine months ended October 28, 2000, as compared with the same periods in 1999.

Included in the company's results for the third quarter and nine months ended October 28, 2000 is $80 million and $102 million, respectively, representing the company's share of the net losses of Toysrus.com.

Depreciation and amortization increased by $4 million for the nine months ended October 28, 2000, as compared with 1999. This increase is primarily due to the company's continued store expansion, remodels and front end conversions, strategic investments to improve management information systems and amortization of goodwill relating to its acquisition of Imaginarium Toy Centers, Inc. in the second half of 1999.

Net interest expense increased $11 million for the nine months ended October 28, 2000, as compared with 1999. This increase is mainly attributable to the funding of the company's stock repurchase program, higher interest rates, and the mix of currencies in which the company borrowed.

Foreign currency exchange did not have a material effect on net earnings for either the third quarter or nine months ended October 28, 2000.

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

                                    Reserve Balance              Reserve Balance
Description                          @ 1/29/00        Utilized *      @ 10/28/00
--------------------------------------------------------------------------------

Closings/downsizings:
    Lease commitments                   $62              $13             $49
    Severance and other closing costs    14                2              12
Other                                    11               11               -
--------------------------------------------------------------------------------
Total restructuring                     $87              $26             $61
--------------------------------------------------------------------------------
Provisions for legal settlements        $30              $13             $17
--------------------------------------------------------------------------------
* Includes the reversal of an $11 million reserve, as described below.



The company continues to aggressively negotiate the closing/downsizing of the remaining stores and distribution centers included in its repositioning program and intends to execute the remainder of the initiatives included in the program.

During the third quarter of 2000, the company determined that an excess $11 million reserve existed with respect to restructuring initiatives which have been completed in its Far East operations. Accordingly, the company has reversed this reserve.

In 1998, the company also announced markdowns and other charges of $345 million ($229 million net of tax benefits, or $.86 per share). As of January 29, 2000, the company had remaining markdown reserves of $2 million to clear excess inventories and $12 million for store closings. At October 28, 2000, the company had remaining markdown reserves of $8 million for store closings.

The company believes all reserves are adequate to complete its restructuring program.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION
    ==================================================================
                              (continued)

Financial Condition
By February 3, 2001, the company expects to be operating approximately 1,579 stores, consisting of: 707 toy stores in the United States; 487 International toy stores (including 211 franchise and joint venture stores); 198 Kids "R" Us children's clothing stores; 148 Babies "R" Us stores and 39 Imaginarium stores. The company now has 180 combo stores, 108 of which are in the refined C-3 format. The company is continuing its C-3 store refinement program in its 17 test stores, aimed to find the optimal configuration of fixturing, better segmentation and ultimate presentation of merchandise concepts. The company has substantially completed refining 166 stores and expects all U.S. toy stores to be updated by Holiday 2002. In addition, the company sells merchandise through its internet sites at www.toysrus.com, www.babiesrus.com and www.imaginarium.com and through mail order catalogues.

For 2000, capital requirements for the company's expansion plans mentioned above, as well as other capital requirements are estimated to be approximately $500 to $550 million.

Total borrowings, net of cash and cash equivalents, increased by approximately $97 million at October 28, 2000, as compared with October 30, 1999. This increase is due to the increased share repurchase program, increased inventory levels to support in-stock positions in key items for Holiday 2000 and the funding of Toysrus.com, offset by the deconsolidation of the balance sheet of Toys - Japan.

On July 21, 2000, the company borrowed the yen equivalent of $147 million. This borrowing is repayable in semi-annual installments, with the final installment due on August 17, 2005. The effective cost of this borrowing is 2.32% and is secured by expected future cash flows from the license fees due from Toys-Japan.

The company repurchased 41 million shares of its common stock through its share repurchase program for $618 million during the first nine months ended October 28, 2000, as compared with 11 million shares for approximately $179 million in the same period in 1999.

Cash requirements for operations, capital expenditures, lease commitments and the share repurchase program will be met primarily through operating activities, borrowings under the $1 billion revolving credit facility, issuance of commercial paper and bank borrowings by foreign subsidiaries.

Weighted-average diluted shares outstanding decreased to 219.6 million during the first nine months ended October 28, 2000 from 247.2 million during the nine months ended October 30, 1999, due primarily to the impact of shares repurchased by the company under its share repurchase program.

The company's cash outflows from operations increased to $1,077 billion for the nine months ended October 28, 2000 from $517 million for the nine months ended October 30, 1999, primarily due to increases in merchandise inventories as well as lower accrued expenses and other liabilities. The increase in merchandise inventory is a result of the company's strategy to improve its in-stock position for the upcoming holiday season.
                                      12

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
          ==================================================================
                                  (continued)

On February 24, 2000, the company entered into a partnership agreement with SOFTBANK Venture Capital and affiliates ("SOFTBANK") which included an investment by SOFTBANK of $60 million in Toysrus.com for a 20% ownership interest. Accordingly, the company has recorded a 20% minority interest in the net losses of Toysrus.com in selling, general and administrative expenses for the third quarter and nine months ended October 28, 2000.

In connection with the partnership with SOFTBANK, the company issued 1.2 million stock purchase warrants ("warrants") for $8.33 per warrant. Each warrant gives the holder thereof the right to purchase one share of Toys "R" Us common stock at an exercise price of $13 per share, until the expiration date of February 24, 2010. As of October 28, 2000, none of these warrants have been exercised.

On August 9, 2000, Toysrus.com entered into a 10-year strategic alliance with Amazon.com to create a co-branded toy and video games on-line store, which was launched in the third quarter 2000 and a co-branded baby products on-line store, which will begin early in 2001. Under this alliance each company will be responsible for specific aspects of the on-line stores. Toysrus.com will be responsible for merchandising and content for the co-branded store and will identify, buy, own and manage the inventory. Amazon.com will handle site development, order fulfillment, customer service, and the housing of Toysrus.com's inventory in Amazon.com's U.S. distribution centers. Also on August 9, 2000, Amazon.com was granted a warrant entitling it to acquire up to 5% (subject to dilution under certain circumstances) of the capital of Toysrus.com at the then market value. As of October 28, 2000, this warrant has not been exercised.

As a result of the transition to the co-branded site, the company's Toysrus.com subsidiary incurred non-recurring costs and charges totaling approximately $118 million, $10 million of which were included in cost of sales and $108 million of which were included in selling, general and administrative expenses, primarily relating to the closure of three distribution centers, the write-off of web site assets, as well as other costs associated with migrating data and merchandise to the new site and facilities. These costs and charges were recorded in the quarter ended October 28, 2000.

In October 2000, Toysrus.com received an additional $17 million capital contribution from SOFTBANK representing its appropriate share of the funding required for the operation of Toysrus.com.

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



Recent Accounting Pronouncements
In June 1999, the Financial Accounting Standards Board approved the deferral of Statement No. 133 ("SFAS No. 133") - Accounting for Derivatives Instruments and Hedging Activities, which the company is required to adopt in its fiscal year beginning February 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The company does not believe the adoption of SFAS No. 133 will have a material effect on the consolidated financial position, results of operations and cash flows of the company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which is effective beginning in the company's fourth quarter 2000. The company does not believe the adoption of SAB 101 will have a material impact on the consolidated financial position, results of operations and cash flows of the company.

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

                            PART II - OTHER INFORMATION


 Item 1.      Legal Proceedings

              Class Action Suits against Toys "R" Us, Inc., et al.

               As previously reported in the company's Report on Form 10-Q for the quarter ended July 29, 2000, the company and its affiliates Toysrus.com, Inc. and Toysrus.com, LLC are defendants in eleven purported class action lawsuits (six in the United States
               District Court for the District of New Jersey, three in the United States District Court for the Northern District of California, one in the United States District Court for the Western District of Texas and one in the Superior Court of the State of California, County of San Bernardino). In September 2000, three additional purported class action lawsuits were filed (two in the United States District Court for the District of New Jersey and one in the United States District Court for the Western District of Texas). These actions generally purport to bring claims on behalf of all persons who have visited one or more of the company's websites and either made an online purchase or allegedly had information about them unlawfully "intercepted," "monitored," "transmitted" or "used." All of the suits (except one filed in the United States District Court for the District of New Jersey) also name Coremetrics, Inc. ("Coremetrics"), an internet marketing company, as a defendant.

               These suits assert various claims under the federal privacy and computer fraud statutes, as well as under state statutory and common law, arising out of an agreement between the Company and Coremetrics, alleging that the Company tracks its website users' activities online and shares that information with third parties in violation of the law. These suits seek damages in unspecified amounts and other relief under state and/or federal law.

               The Company and Coremetrics filed a joint application with the Multidistrict Litigation Panel (the "MDL Panel") to have all of the federal actions consolidated and transferred to the Northern District of California. A hearing on that application was held on November 17, 2000, and the Company is awaiting a decision from the MDL Panel. All of the actions (including the state action) are currently stayed pending that decision.

               The Company believes that it has substantial defenses to these claims and plans to vigorously defend these lawsuits.

               FAO Schwarz, et al. v. Toys "R" Us, Inc., et al.

               As previously reported in the company's Report on Form 10-K for the fiscal year ended January 29, 2000 and Report on Form 10-Q for the quarter ended April 29, 2000, the company is a defendant in litigation pending in the Supreme Court of the State of New York, New York County.

               On September 25, 2000, the parties reached an agreement to settle this action. On October 4, 2000, the parties filed a stipulation of dismissal pursuant to which this action was dismissed with prejudice.

Item 5.             Other Information

                    Stockholder Proposals

                    Sec. 2.1(b) of the company's By-Laws provides for the company to provide notice of an upcoming Annual Meeting of Stockholders at least 100 days in advance of such meeting. Notice is hereby given that the company's 2001 Annual Meeting of Stockholders is expected to be held on June 6, 2001. Pursuant to Sec. 2.1(b) of the By-Laws, stockholder nominations of persons for election to the Board of Directors of the company must be received by the company at its executive office, 461 From Road, Paramus, New Jersey 07652, Attention: Christopher K. Kay, Executive Vice
                    President - General Counsel and Secretary, no later than March 8, 2001 in order to be considered timely.

Item 6.             Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                      Financial Data Schedule for the quarter ended October 28, 2000.

                  (b) Report on Form 8-K

                      None.

                                   SIGNATURES



                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









              Date:  December 12, 2000          Toys "R" Us, Inc.
                                                ------------------
                                                    (Registrant)






                                                  s/ Louis Lipschitz
                                                  --------------------
                                                  (Signature)
                                                   Louis Lipschitz
                                                   Executive Vice President and
                                                   Chief Financial Officer