Form 10-K
period 2001-02-03
TOYS R US INC
filed 2001-05-02
CIK 1005414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 3, 2001

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      At April 11, 2001, the aggregate market value of voting stock held by non-affiliates was $4,988,189,004 based on the 197,552,040 shares of Common Stock which were outstanding at that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended February 3, 2001 are incorporated by reference into Parts I and II of this Form 10-K.

      Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 6, 2001 are incorporated by reference into
      Part III of this Form 10-K.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.

Item 1.  Business .........................................................    2

Item 2.  Properties .......................................................    9

Item 3.  Legal Proceedings ................................................   10

Item 4.  Submission of Matters to a Vote of Security Holders ..............   12

PART II

Item 5.  Market for the Registrant's Common Stock
           and Related Stockholder Matters ................................   12

Item 6.  Selected Financial Data ..........................................   12

Item 7.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition ..................   12

Item 7a. Qualitative and Quantitative Disclosures About Market Risk .......   12

Item 8.  Financial Statements and Supplementary Data ......................   12

Item 9.  Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure .........   13

PART III

Item 10. Directors and Executive Officers of the Registrant ...............   14

Item 11. Executive Compensation ...........................................   16

Item 12. Security Ownership of Certain Beneficial
           Owners and Management ..........................................   16

Item 13. Certain Relationships and Related Transactions ...................   16

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K ....................................................   17

                                     PART I

ITEM 1. BUSINESS

      Toys "R" Us, Inc. and its subsidiaries (the "company") is the world's leading resource on kids, families and fun, bringing toys, apparel and baby needs to children and their families. As of February 3, 2001, the company was engaged in the operation of 1,581 retail stores consisting of 1,090 United States locations comprised of 710 toy stores under the name "Toys "R" Us," 198 children's clothing stores under the name "Kids "R" Us," 145 infant-toddler stores under the name "Babies "R" Us", and 37 educational specialty stores under the name "Imaginarium". Internationally, the company operates 491 toy stores, including franchise stores, under the name "Toys "R" Us." The company also sells merchandise through its Internet sites at www.toysrus.com, www.babiesrus.com and www.imaginarium.com and through mail order catalogues. The company is incorporated in the state of Delaware.

(a) General Development of the Business

Initial Public Offering of Toys "R" Us - Japan, ltd. ("Toys - Japan")

On April 24, 2000, the company completed the initial public offering in Japan of shares of Toys - Japan. As a result of this transaction, the company's ownership percentage in the common stock of Toys - Japan was reduced from 80% to 48%. The company is no longer in a position to exert control over the operations of Toys
- Japan. Accordingly, the company no longer consolidates the financial statements of Toys - Japan. Toys - Japan operates as a licensee of the company. The company has accounted for its investment in the common stock of Toys - Japan under the equity method of accounting since April 24, 2000. For further discussion of this transaction refer to Management's Discussion and Analysis of Results of Operations and Financial Condition and to Notes to Consolidated Financial Statements on pages 24 and 30, respectively, in the company's 2000 Annual Report

On-line Retailing Strategic Initiatives

As part of the company's strategy to become the global leader in the on-line retail market for toys, children's and baby products, several major strategic initiatives were implemented during 2000.

On February 24, 2000, the company entered into a partnership agreement with SOFTBANK Venture Capital and affiliates ("SOFTBANK") which included an investment of $60 million in Toysrus.com for a 20% ownership interest. Subsequent to that date, Toysrus.com received additional capital contributions totaling $37 million from SOFTBANK representing its proportionate share of funding required for the operation of Toysrus.com.

On August 9, 2000, Toysrus.com entered into a 10-year strategic alliance with Amazon.com to create a co-branded toy and video game on-line store, which was launched on September 14, 2000. In addition, a co-branded baby products on-line store is scheduled to be opened in the first half of 2001. This alliance capitalizes on the strengths of these two organizations. Toysrus.com will be responsible for merchandising and content for the co-branded store and will identify, purchase, own and manage the inventory. Amazon.com will handle site development, order fulfillment, customer service and the housing of Toysrus.com's inventory in Amazon.com's U.S. distribution centers.

The company plans to continue strategic investments in Toysrus.com to capitalize on the company's brand names, brick and mortar assets, SOFTBANK's internet experience and the strength of Amazon.com's internet presence and distribution capabilities. By capitalizing on the strengths of each of these organizations, the company believes it will achieve the goal of making Toysrus.com the global leader in the on-line retail market for toys, children's and baby products.

For further discussion of Toysrus.com refer to Management's Discussion and Analysis of Results of Operations and Financial Condition and to Notes to Consolidated Financial Statements on pages 24 and 34, respectively, in the company's 2000 Annual Report.

Acquisition of Imaginarium Toy Centers, Inc.

On August 20, 1999, the company acquired all of the capital stock of Imaginarium Toy Centers, Inc., ("Imaginarium") a leading educational specialty retailer, for approximately $43 million in cash and the assumption of certain liabilities. The company believes this acquisition accelerated its strategy to establish a leadership position in the learning and educational category by incorporating "Imaginarium" sections into certain existing and future C-3 format stores. Refer to Item I. (c) - "Toys "R" Us - United States" for a description of C-3 format stores. In addition, this division operated 37 leased store locations in 13 states under the "Imaginarium" brand name as of February 3, 2001. The company accounted for the acquisition under the purchase method of accounting and the results of Imaginarium operations have been combined with those of the company from the date of acquisition. The operating results of Imaginarium from the date of acquisition are not material to the overall results of the company. In addition to incorporating Imaginarium shops with its refined C-3 format stores, the company plans on opening approximately 12 Imaginarium stores in 2001.

Restructuring and Other Charges

      During 1998, the company announced strategic initiatives to reposition its worldwide business. These strategic initiatives included the reformatting of its toy stores into the company's new C-3 format, the closing of certain underperforming toy stores and the consolidation of certain distribution centers. The strategic plans also included the closing of administrative offices worldwide with their functions absorbed within the remaining support structure. Finally, the company recorded certain changes in accounting estimates and provisions for legal settlements. All of the foregoing resulted in charges of $353 million ($279 million net of tax benefits, or $1.05 per share) in 1998.

      During 2000, the company updated its review of all of these initiatives including the closing of stores, distribution centers and other restructuring actions. Based upon this review, the company's revised estimates to complete these initiatives indicated that certain reserves were either no longer required or were in excess of the required amount, while other initiatives required additional reserves. As a result, the company reversed an $11 million reserve in 2000. The company believes the unused reserves existing at February 3, 2001 are reasonable estimates of what is required to complete these actions. These reserves are expected to be utilized in the company's upcoming business cycle, with the exception of long-term lease commitment reserves that will be utilized throughout 2001 and thereafter.

      In 1998, the company also announced markdowns and other charges of $345 million ($229 net of tax benefits, or $0.86 per share). A significant portion of these charges related to markdowns required to clear excess inventory from stores. These markdowns were intended to enable the company to achieve its optimal inventory assortment and streamline systems so that it could proceed with the C-3 conversions on a more efficient basis. In addition, the company recorded markdowns relating to the store closings discussed above and charges to cost of sales relating to inventory system refinements and changes in accounting estimates. As of February 3, 2001, the unutilized portion of these announced markdowns and other charges totaled $7 million. The company believes the unused reserves existing at February 3, 2001 are reasonable estimates of what is required to complete the store closing initiatives.

      The implementation of the strategic initiatives, markdowns and other charges described above are expected to continue to have a positive effect on the company's Economic Value Added or "EVA(R)". EVA(R) is the management system adopted by the company to determine whether its business initiatives and investments provide an adequate return on investment. The strategic initiatives, markdowns and other charges are also expected to result in continuing improvement to the company's free cash flow and increase operating earnings. Details on the components of the charges mentioned above as well as the related update to the restructuring plan are described in the Notes to the Consolidated Financial Statements on page 35 of the company's 2000 Annual Report, as well as in Management's Discussion and Analysis of Results of Operations and Financial Position on pages 22 and 23 of the company's 2000 Annual Report, which sections are incorporated herein by reference.

      The company has substantially completed its restructuring program that was announced in 1995, with the exception of long-term lease commitment reserves that will be utilized throughout 2001 and thereafter.

(b) Financial Information About Industry Segments

      Information about industry segments, as set forth in the Notes to the Consolidated Financial Statements on page 35 of the company's 2000 Annual Report, is incorporated herein by reference.

(c) Narrative Description of the Business

Toys "R" Us - United States

      Toys "R" Us - United States ("Toys "R" Us") operates in 49 states and Puerto Rico and sells toys, games, bicycles, sporting goods, VHS video tapes, electronic and video games, small pools, books, infant and juvenile furniture and similar items and electronics, as well as educational and entertainment computer software for children. The overall merchandising philosophy of Toys "R" Us is the development of strong consumer recognition and acceptance of its name by the use of mass media advertising that promotes its broad selection and differentiates its core merchandise content as well as its greatly improved customer service and consistent in-stock position. The company will also continue brand power enhancements by seeking vendor alliances for dual marketing and optimal product placements in the stores, and by seeking promotional alliances. Such promotional alliances include the new line of toy tool products carrying the Home

Depot name, Scholastic boutiques offering a unique line of Scholastic branded educational products, and other exclusive branded product relationships including Animal Planet and OshKosh B'Gosh.

      The merchandising strategy for Toys "R" Us is to continually strengthen its core business (top 1,500 selling items) to allow consistent comparable store for store sales growth and to lessen the dependence on "hot" merchandise items to drive sales growth. By focusing on the core business, the company believes it will maintain strong relationships with vendors by allowing vendors to better plan production and meet agreed upon delivery timetables. Ensuring a sufficient supply of core business items will allow the company to satisfy consumer demand for these items and maximize sales.

      Toys "R" Us operated 710 stores in the United States as of February 3, 2001, comprised of 165 refined C-3 format stores, 179 Toys "R" Us/Kids "R" Us combo stores, of which 103 are included in the refined C-3 format, and 469 traditional and other format stores. A combo store is a Toys "R" Us store with approximately 4,000 to 6,000 square feet dedicated to apparel. The company intends to convert approximately 250 additional existing traditional format stores to the refined C-3 format in 2001, including approximately 100 to the refined C-3 combo format. Therefore, approximately 415 stores, or almost 60% of the division's stores will be operating in the refined C-3 format by the 2001 Holiday Season.

      The company's strategic initiative to convert existing Toys "R" Us stores into a refined C-3 format stores is intended to make the Toys "R" Us stores easier to shop and present merchandise in a more dynamic selling environment. The improved C-3 enhanced store layout creates lower gondolas, wider aisles, more feature opportunities and end-caps, more shops, and logical category adjacencies to improve shopping patterns as compared with the traditional Toys "R" Us format. The new C-3 sales floor is extended by 20% and has a one-third reduction in the size of the backroom. The company is continually refining the C-3 format based on consumer preferences. The enhanced C-3 store layout includes new concepts such as "store within a store" like Imaginarium shops and a "Teentronics" shop (electronic products aimed at teenagers), exclusive product areas featuring items such as "Animal Planet" and "Home Depot" merchandise and enhanced training for store associates in product knowledge, sales and service. In conjunction with the layout and content changes, the stores also included more selling specialist employees available to enhance the shopping experiences for our guests. All new toy stores in the United States will be formatted in the new C-3 store concept.

      The company utilizes a merchandise "world" concept in Toys "R" Us stores. Each "world" has a unique customer franchise from juvenile to R Zone electronics and video products. Each "world" established its own business plan and has a complete support team to develop its business from product sourcing to advertising and promotion. The "worlds" presently are:

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

      o     Juvenile (baby products and newborn to age 4 apparel)

      o Learning Center (educational and developmental products, accessories, games and puzzles)

      Toys "R" Us opened 3 new toy stores while closing 3 stores in 2000. The company utilizes demographic data to determine which markets to enter. In 2001, the company intends to focus on continuing to implement the refined C-3 store concept rather than on opening new stores. The company is planning the conversion of approximately 250 stores into the refined C-3 format in 2001.

      The company is building the world's biggest toy store in New York's Times Square, which is scheduled to be open in the Fall of 2001. The flagship store will feature approximately 115,000 square feet with attractions, such as a ferris wheel, life size Barbie dollhouse, giant video screens and other unique elements and special events as well as a large assortment of merchandise for children and their families. This site will also be used as a launching site for vendors to introduce new products.

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

      The distribution centers employ warehouse management systems, radio frequency technology and material handling equipment that help to minimize overall inventory levels and distribution costs while maintaining optimal in-stock positions at the store level. The company will enhance these warehouse systems to allow certain distribution centers to service more stores than they presently service. This will allow the company to distribute merchandise more efficiently in 2001. Certain product processing and ticketing activities are performed at the distribution centers to improve labor efficiency and to allow store employees to concentrate on guest service and store presentation.

Toys "R" Us - International

      Toys "R" Us - International ("International") operates or franchises toy stores in 27 countries outside the United States. These stores generally conform to traditional prototypical designs similar to those used by Toys "R" Us. International also employs computerized inventory systems similar to those utilized by Toys "R" Us. International added 31 new toy stores, including 30 franchise stores while closing 2 stores in 2000. Utilizing demographic data to determine which markets to enter, the company plans to add approximately 20 new toy stores in 2001, including approximately 17 franchise stores.

      International intends to introduce new proprietary brands and shopping "worlds" within certain store locations in 2001. The initiatives to be rolled out include Animal Alley, Imaginarium-type Learning Centers, Teentronics, Animal Planet and Babies "R" Us shops. International will also be introducing elements from the refined C-3 store format being utilized in certain Toys "R" Us -United States store locations as described above. These elements will include more guest-friendly features and standardized graphics that will make these stores easier to shop.

Kids "R" Us

      Kids "R" Us children's clothing stores feature brand name and private label first quality children's clothing. These stores conform to prototypical designs consisting of approximately 15,500 to 21,500 square feet of space and are typically freestanding units or located in strip centers in the United States. In 2000, Kids "R" Us closed seven underperforming stores. The underperforming locations were closed as outlined in the 1998 restructuring program. The company plans to close approximately 15 additional Kids "R" Us stores in 2001. Kids "R" Us is also responsible for the merchandising of apparel sections in Toys "R" Us/Kids "R" Us combo stores. Refer to the narrative description of the business for Toys "R" Us - United States for combo store information.

      In November 2000, a new store prototype was opened incorporating significant design changes from a traditional Kids "R" Us apparel store. The new store prototype is intended to allow ease of shopping, have better store layouts, improved visual presentations and merchandise assortments that are more appealing to consumers. Initial results have been encouraging. The company intends to remodel an additional seven stores to the new prototype in 2001. Kids "R Us is also testing a "Lifestyle Shop" concept in certain stores. These 2000 square foot sections of the stores are filled with an assortment of non-apparel merchandise such as fashion accessories, bath and body products, cosmetics, home decor, kids' electronics, Animal Alley plush merchandise and other items. Approximately 100 Lifestyle Shops will be created in Kids "R" Us stores in 2001. Apparel also continues to be a key element of the C-3 combo store format and Babies "R" Us shopping experiences.

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

Babies "R" Us

      The company launched Babies "R" Us with its first six store openings in 1996. These stores target the pre-natal to preschool market in a 24,000 to 42,000 square feet prototype that offers up to 40 room settings of juvenile furniture such as cribs and dressers as well as playards, bumper seats, high chairs, strollers, car seats, infant, toddler and preschool toys, infant plush, and gifts. As of February 3, 2001, Babies "R" Us operated 17 locations that conformed to the 30,000 square feet prototype store. All Babies "R" Us stores devote over 5,000 square feet to specialty name brand and private label clothing and a wide range of feeding supplies, health and beauty aids and infant care products. In addition, a computerized baby registry service is offered. Babies "R" Us registers more expectant parents than any other retailer in the domestic market. The Babies "R" Us stores are designed with low profile merchandise displays in the center of the stores providing a sweeping view of the entire merchandise selection.

      The company accelerated the growth of the Babies "R" Us division with the acquisition, in 1997, of Baby Superstore, Inc., a leading large format retailer of newborn to preschool products in the United States. At the date of acquisition, Baby Superstore operated 76 stores in 23 states, primarily in the southeast and mid-west. The company has converted substantially all of the existing Baby Superstore stores to the Babies "R" Us operating format. The company, which utilizes demographic data to determine which markets to enter, opened 16 Babies "R" Us stores in 2000, closed 2 underperforming stores and operated 145 Babies "R" Us stores in the United States as of February 3, 2001. As part of the company's long-range growth plan for this successful concept, approximately 20 new Babies "R" Us stores are planned to open in 2001, some of which will be the new 24,000 square foot prototype. The company utilizes its existing distribution network to service the needs of the Babies "R" Us division.

Toysrus.com

      Toysrus.com sells merchandise directly to the public via the Internet at www.toysrus.com and www.babiesrus.com as a subsidiary of the company. The company opened its virtual doors to the public in June 1998. A redesigned website was launched in May 1999. In July 2000, the company launched babiesrus.com, which specializes in baby and infant products. In order to provide optimal customer service and order fulfillment in the rapid growth and highly seasonal on-line toy retail business, a strategic alliance was formed with Amazon.com and a co-branded store was launched in September of 2000. This co-branded store offers a broad selection of toys, games, video game software, video game hardware and more. Thousands of unique products are offered to the on-line public. The company believes the Internet poses substantial opportunities as a medium for retail commerce and therefore plans to continue the growth of the on-line business.

(d) Trademarks

      "TOYS "R" US", "KIDS "R" US", "BABIES "R" US" and "Imaginarium", as well as variations of the company's family of "R" Us marks either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. The company believes that its rights to these properties are adequately protected.

(e) Seasonality

      Retail sales of toy and toy related products are highly seasonal, with a majority of retail sales occurring during the period from September through December. Consequently, a large portion of the company's sales and earnings occur during its fourth quarter.

      See the section, "Quarterly Financial Data", contained on page 40 of the company's 2000 Annual Report, which section is incorporated herein by reference.

(f) Working Capital

      For a discussion of the company's working capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 23 of the company's 2000 Annual Report, which section is incorporated herein by reference.

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

(h) Employees

      At February 3, 2001, the company employed approximately 69,000 individuals. Due to the seasonality of the company's business, employment rose to approximately 121,000 during the 2000 Holiday Season.

ITEM 2. PROPERTIES

      See the Note, "Leases," in the company's Notes to Consolidated Financial Statements included on page 32 of the company's 2000 Annual Report, which note is incorporated herein by reference. Also see the section "Store Locations" on the inside back cover page of the company's 2000 Annual Report, which section is incorporated herein by reference. The following information related to properties is as of February 3, 2001:

      Toys "R" Us - United States

      Toys "R" Us either purchases or leases properties depending on the economic terms available. Where properties are leased, Toys "R" Us generally has long-term leases with multiple renewal options. Toys "R" Us operates 710 toy stores, 436 of which are owned and 274 are leased and 11 distribution centers, 6 of which are owned and 5 are leased. This division also operates 37 Imaginarium stores, all of which are leased. The distribution centers average approximately 464,000 square feet each in size and are strategically located throughout the United States to efficiently service these stores.

      The company leases a corporate office in Paramus, New Jersey and owns a corporate office building in Montvale, New Jersey and a data center in Parsippany, New Jersey.

      Toys "R" Us - International

      International operates 279 stores, excluding 212 franchised stores, 107 of which are owned and 172 are leased. International also operates 6 distribution centers, 4 of which are owned and 2 are leased.

      Kids "R" Us

      Kids "R" Us operates 198 stand alone children's clothing stores, 101 of which are owned and 97 are leased. Kids "R" Us operates 4 distribution centers, of which 2 are owned and 2 are leased. These distribution centers average approximately 158,000 square feet each in size.

      Babies "R" Us

      Babies "R" Us operates 145 juvenile retail stores, 34 of which are owned and 111 are leased. Babies "R" Us stores are serviced by existing Toys "R" Us and Kids "R" Us distribution centers discussed above.

      Toysrus.com

      Toysrus.com leased three distribution centers as of February 3, 2001. These distribution centers will cease operation during 2001 in conjunction with the planned expansion of the strategic alliance with Amazon.com to include a co-branded baby products on-line store as mentioned in Item 1 (a) "On-line Retailing Strategic Initiatives" section. Toysrus.com leases a corporate office in Fort Lee, New Jersey.

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

      In the Matter of Toys "R" Us, Inc.; Toys "R" Us Antitrust Litigation. On May 22, 1996, the Staff of the Federal Trade Commission (the "FTC") filed an administrative complaint against the company alleging that the company was in violation of Section 5 of the Federal Trade Commission Act for its practices relating to warehouse clubs. The complaint alleged that the company reached understandings with various suppliers that such suppliers would not sell to the clubs the same items that they sell to the company. The complaint also alleged that the company "facilitated understandings" among the manufacturers that such manufacturers would not sell to clubs. The complaint sought an order that the company cease and desist from this practice. The matter was tried before an administrative law judge in the period from March through May of 1997. On September 30, 1997, the administrative law judge filed an Initial Decision upholding the FTC's complaint against the company. On October 13, 1998, the FTC issued a final order and opinion upholding the FTC's complaint against the company. On August 1, 2000, the United States Court of Appeals affirmed the FTC's final order.

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

The company believes that it has always acted fairly and in the best interests of its customers and that both its policy and its conduct in connection with the foregoing have been and are within the law. However, to avoid the cost and uncertainty of protracted litigation the company reached an agreement to settle all of the class action and attorney general lawsuits in a manner which will not have a material adverse effect on its financial condition, results of operations or cash flow. The Court granted final approval of the agreement on February 17, 2000. The company accrued all anticipated costs relating to this matter as of January 30, 1999.

      Class Action Suits against Toys "R" Us, Inc., et al. In August 2000, eleven purported class action lawsuits were filed (six in the United States District Court for the District of New Jersey, three in the United States District court for the Northern District of California, one in the United States District Court for the Western District of Texas and one in the Superior Court of the State of California, County of San Bernadino), against the company and its affiliates Toysrus.com, Inc. and Toysrus.com, LLC. In September 2000, three additional purported class action lawsuits were filed (two in the Untied States District Court for the District of New Jersey and one in the United States District Court for the Western District of Texas). These actions generally purport to bring claims on behalf of all persons who have visited one or more of the company's web sites and either made an online purchase or allegedly had information about them unlawfully "intercepted," "monitored," "transmitted," or "used." All the suits (except one filed in the United States District Court for the District of New Jersey) also named Coremetrics, Inc. ("Coremetrics"), an internet marketing company, as a defendant.

These lawsuits assert various claims under the federal privacy and computer fraud statutes, as well as under state statutory and common law, arising out of an agreement between the company and Coremetrics, alleging that the company tracks its web site users' activities online and shares that information with third parties in violation of the law. These suits seek damages in unspecified amounts and other relief under state and federal law.

The company and Coremetrics filed a joint application with the Multidistrict litigation panel (the "MDL Panel") to have all of the federal actions consolidated and transferred to the United States District court for the Northern District of California. A hearing on that application was held on November 17, 2000, and all matters have now been consolidated in the United States District Court for the Northern District of California.

The company believes that it has substantial defenses to these claims and plans to vigorously defend these lawsuits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted for a vote of stockholders during the fourth quarter of the fiscal year ending February 3, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Market prices and other information with respect to the company's common stock are hereby incorporated by reference to page 40 of the company's 2000 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

      Selected financial data is hereby incorporated by reference to page 1 of the company's 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Management's Discussion and Analysis of Results of Operations and Financial Condition is hereby incorporated by reference to pages 21 through 25 of the company's 2000 Annual Report.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      Qualitative and quantitative disclosures about market risk are hereby incorporated by reference to pages 24 and 25 of the company's 2000 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements and supplementary data are hereby incorporated by reference to pages 26 to 37 of the company's 2000 Annual Report.

(a)   Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000

(b) Consolidated Statements of Earnings for each of the three years in the period ended February 3, 2001

(c) Consolidated Statements of Cash Flows for each of the three years in the period ended February 3, 2001

(d) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended February 3, 2001

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

      Financial statements of unconsolidated investees are not submitted because such companies, considered in the aggregate, are not considered a significant subsidiary as defined in Regulation S-X.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to the directors of the company is hereby incorporated herein by reference to the section, "Election of Directors", in the company's Proxy Statement for the Annual Meeting of Stockholders to be held June 6, 2001 ("2001 Proxy Statement").

Executive Officers of the company

      (a) The following persons are the Executive Officers of the company as of April 11, 2001, having been elected to their respective offices by the Board of Directors of the company to serve until the election and qualification of their respective successors:

     Name                 Age                      Position with the company
     ----                 ---                      -------------------------
--------------------------------------------------------------------------------
John H. Eyler Jr.         53      President and Chief Executive Officer, and
                                  Director
--------------------------------------------------------------------------------
Michael G. Shannon        49      President - Administration and Logistics
--------------------------------------------------------------------------------
Francesca L. Brockett     41      Executive Vice President - Strategic Planning
                                  and Business Development
--------------------------------------------------------------------------------
James E. Feldt            46      Executive Vice President and President
                                  Merchandising and Marketing of Toys "R" Us
                                  United States Division
--------------------------------------------------------------------------------
Christopher K. Kay        49      Executive Vice President - General Counsel
                                  and Corporate Secretary
--------------------------------------------------------------------------------
Warren F. Kornblum        48      Executive Vice President - Worldwide
                                  Marketing and Brand Management
--------------------------------------------------------------------------------
Louis Lipschitz           56      Executive Vice President - Chief Financial
                                  Officer
--------------------------------------------------------------------------------
Richard L. Markee         47      Executive Vice President and President of
                                  Babies "R" Us Division and Chairman of Kids
                                  "R" Us Division
--------------------------------------------------------------------------------
Gregory R. Staley         53      Executive Vice President and President of Toys
                                  "R" Us United States Division
--------------------------------------------------------------------------------
Dorvin D. Lively          42      Senior Vice President - Corporate Controller
--------------------------------------------------------------------------------

(b) The following is a brief account of the business experience during the past five years for each of the Executive Officers of the company:

      Mr. Eyler has been employed by the company since January 2000 as President and Chief Executive Officer. Prior to his employment with the company he served as Chairman and Chief Executive Officer of FAO Schwarz. He had held this position since prior to 1996.

      Mr. Shannon has been employed by the company since October 1998. Effective March 2000, he was appointed President - Administration and Logistics for the company. From March 1999 to March 2000, he served as Executive Vice President of the company and President of Toys "R" Us United States Division. From October 1998 to March 1999, he was Executive Vice President and Chief Administrative Officer. From prior to January 1996 to October 1998, he was President and Chief Executive Officer of Gayfer's/Maison Blanche.

      Ms. Brockett has been employed by the company since September 1998. Effective October 2000 she was appointed as Executive Vice President - Strategic Planning and Business Development. From September 1998 to October 2000, she was Senior Vice President - Strategic Planning and Business Development of the company. From August 1997 to September 1998, she was Senior Vice President - Strategic Planning of Tricon Global Restaurants. From prior to January 1996 to August 1997, she was Vice President - Business Development of Taco Bell Corporation.

      Mr. Feldt has been employed by the company since March 1999. Effective March 2000, he was appointed Executive Vice President of the company and President Merchandising and Marketing of Toys "R" Us United States Division. From March 1999 to March 2000, he was Executive Vice President - Merchandising of Toys "R" Us United States Division. From May 1997 to February 1999, he was Executive Vice President, Merchandise and Marketing of Value City Department Stores. From prior to January 1996 to April 1997, he was Executive Vice President Merchandising, Allocation and Merchandise Distribution of Hills Department Stores.

      Mr. Kay has been employed by the company since September 2000 as Executive Vice President - General Counsel and Corporate Secretary. From April 1996 to September 2000, he was the founding partner of Kay, Gronek & Latham. From prior to January 1996 to April 1996, he was a partner at Foley & Lardner as well as Co-Chairman of Foley & Lardner's national antitrust litigation section.

      Mr. Kornblum has been employed by the company since January 1999. Effective March 2000, he was appointed Executive Vice President - Worldwide Marketing and Brand Management. From January 1999 to March 2000, he was Senior Vice President and Chief Marketing Officer. From November 1996 to January 1999, he was Managing Partner of Bozell Worldwide. Prior to January 1996 to November 1996, he was President, US Operations of Prism Communications.

      Mr. Lipschitz has been employed by the company for more than five years. Effective February 1996, he became Executive Vice President and Chief Financial Officer.

      Mr. Markee has been employed by the company for more than five years. Effective October 1999, he was appointed Chairman of Kids "R" Us Division. Effective February 1996, he became Executive Vice President of the company and he has served as President of Babies "R" Us Division since its inception in September 1995. From prior to 1996 to October 2000, he also served as President of Kids "R" Us Division.

      Mr. Staley has been employed by the company for more than five years. Effective March 2000, he was appointed President of Toys "R" Us United States Division. Effective February 1996, he became Executive Vice President of the company and he also served as President of Toys "R" Us International Division from August 1995 to February 2000.

      Mr. Lively has been employed by the company since January 2001 as Senior Vice President - Corporate Controller. From October 1998 to January 2001, he was Vice President - Corporate Controller of Readers Digest Corporation. From prior to January 1996 to September 1998, he was Chief Financial Officer of Silverado Foods, Inc.

      Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is hereby incorporated by reference to the section "Compliance with Section 16(a)" in the company's 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      Information with respect to executive compensation is hereby incorporated herein by reference to the sections, "Election of Directors", "Compensation of Directors", "Executive Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year. "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Long-Term Incentive Plans - Awards in Last Fiscal Year" and "Employment Agreements" in the company's 2001 Proxy Statement. The sections "Report of the Management Compensation and Stock Option Committee on Executive Compensation" and "Five-Year Stockholder Return Comparison" in the company's 2001 Proxy Statement are not incorporated by reference herein. Such sections are furnished solely for information and shall not be deemed to be soliciting material or to be "filed" as a part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the sections, "Principal Stockholders" and "Election of Directors", in the company's 2001 Proxy Statement.

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

(c)   Reports on Form 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    TOYS "R" US, INC.
                                                    (Registrant)

                                                    By: /s/ Louis Lipschitz
                                                        -------------------
                                                            Louis Lipschitz
                                                    Executive Vice President and
                                                      Chief Financial Officer

Date: May 2, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of May, 2001.

   Signature                                    Title
   ---------                                    -----

       * Director, President and Chief Executive Officer (Principal Executive Officer)
John H. Eyler Jr.

/s/ Louis Lipschitz         Executive Vice President and Chief Financial Officer
---------------------       (Principal Financial Officer)
Louis Lipschitz

/s/ Dorvin D. Lively        Senior Vice President - Corporate Controller
---------------------       (Principal Accounting Officer)
Dorvin D. Lively

       *
Michael Goldstein           Chairman of the Board

       *
RoAnn Costin                Director

       *
Calvin Hill                 Director

       *
Nancy Karch                 Director

       *
Shirley Strum Kenny         Director

       *
Charles Lazarus             Director, Chairman Emeritus

       *
Norman S. Matthews          Director

       *
Arthur B. Newman            Director

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

   Exhibit No.                                Document
   -----------                                --------

       4            v)     Substantially all other long-term debt of registrant
                           (which other debt does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis) is evidenced by, among other things, (i) commercial paper, (ii) industrial revenue bonds issued by industrial development authorities and guaranteed by registrant, (iii) mortgages held by third parties on real estate owned by registrant,
                           (iv) stepped coupon guaranteed bonds held by a third party and guaranteed by registrant (v) Euro bond public indebtedness issued to refinance outstanding commercial paper obligations and (vi) yen denominated note payable collateralized by the expected future yen cash flows from license fees from Toys -- Japan.
                           Registrant will file with the Securities and Exchange
                           Commission (the "Commission") copies of constituent documents relating to such upon request of the Commission.

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

   Exhibit No.                                Document
   -----------                                --------

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

   Exhibit No.                                Document
   -----------                                --------

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

      10P*                 Amendment to Retention Agreement between Toys
                           "R" Us, Inc. and Richard L. Markee dated May 6, 1999. Incorporated herein by reference to Exhibit 10P to registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

      10Q* Amendments to Retention Agreement between Toys "R" Us, Inc. and Gregory R. Staley dated May 6, 1999 and March 2, 2000, respectively. Incorporated herein by reference to Exhibit 10P to registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

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

      10U* Amended Form of Retention Agreement for Executive Officers of Toys "R" Us, Inc.

      10V* Retention Agreement between Toys "R" Us, Inc. and John H. Eyler, Jr. dated January 6, 2000. Incorporated herein by reference to Exhibit 10BB to registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

      10W* Toys "R" Us, Inc. Non-Employee Directors' Stock Unit Plan, effective as of June 10, 1999. Incorporated herein by reference to Exhibit A to registrant's Proxy Statement for the year ended January 30, 1999.

      10X* Toys "R" Us, Inc. Non-Employee Directors' Stock Option Plan, effective as of June 10, 1999. Incorporated herein by reference to Exhibit B to registrant's Proxy Statement for the year ended January 30, 1999.

      10Y* Toys "R" Us, Inc. Non-Employee Directors' Deferred Compensation Plan, effective as of June 10, 1999. Incorporated herein by reference to Exhibit C to registrant's Proxy Statement for the year ended January 30, 1999.

      10Z* Separation agreement between Toys "R" Us, Inc. and Bruce Krysiak dated as of March 25, 1999. Incorporated herein by reference to Exhibit 10X to registrant's Annual Report on Form 10-K for the year ended January 30, 1999.

      10AA* Separation agreement between Toys "R" Us, Inc. and Keith Van Beek dated as of June 9, 1999. Incorporated herein by reference to Exhibit 10X to registrant's Annual Report on Form 10-K for the year ended
                           January 29, 2000.

      10BB* Separation and Release Agreement between Toys "R" Us, Inc. and Robert C. Nakasone dated as of August 26, 1999. Incorporated herein by reference to Exhibit
                           10.1 to registrant's Quarterly Report on Form 10-Q for the quarterly ended July 31, 1999.

      10CC* Separation agreement between Toys "R" Us, Inc. and Michael J. Madden dated as of September 24, 1999. Incorporated herein by reference to Exhibit 10AA to registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

   Exhibit No.                                Document
   -----------                                --------

       13 Registrant's Annual Report to Stockholders for the year ended February 3, 2001. Except for the portions thereof that are expressly incorporated by reference into this report, such Annual Report is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this report.

       21                  Subsidiaries of registrant.

       23                  Consent of Independent Auditors, Ernst & Young LLP.

       24                  Power of Attorney, dated in March 2001.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14 (c) hereof.