Form 10-Q
period 2001-05-05
TOYS R US INC
filed 2001-06-18
CIK 1005414

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

                   For the quarterly period ended May 5, 2001




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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

198,249,790 shares of the registrant's Common Stock were outstanding on June 4, 2001.



      ===================================================================

                                                       INDEX



                                                                           PAGE

PART I - FINANCIAL INFORMATION


         Item 1. Financial Statements


                  Condensed Consolidated Balance Sheets...................... 2


                  Condensed Consolidated Statements of Operations............ 3


                  Condensed Consolidated Statements of Cash Flows............ 4


                  Notes to Condensed Consolidated Financial
                  Statements..................................................5

         Item  2.   Management's   Discussion  and  Analysis  of  Results  of
                    Operations  and  Financial Condition......................9


PART II - OTHER INFORMATION..................................................15

SIGNATURES...................................................................16




                                           TOYS "R" US, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)
                                      ==========================================
                                                       (In millions)



ASSETS                                             May 5,  April 29, February 3,
------
                                                    2001       2000     2001
                                               ---------- ----------- ---------
Current Assets:
 Cash and cash equivalents                         $   291   $   439  $   275
 Accounts and other receivables                        145       135      225
 Merchandise inventories                             2,353     2,145    2,307
 Prepaid expenses and other current assets             110        67      100
                                               ----------- ----------- ---------

   Total current assets                              2,899     2,786    2,907

Property and equipment, net and other assets         4,640     4,483    4,627
Investment in Toys - Japan
   (market value of $579 at May 5, 2001)               111        91      108
Goodwill, net                                          358       371      361
                                                 ---------- ----------- -------
                                                   $ 8,008   $ 7,731  $ 8,003

                                                 ========== =========== =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Short-term borrowings                             $   641   $  529   $   121
 Accounts payable                                      958    1,226     1,152
 Accrued expenses and other current liabilities        558      483       837
 Income taxes payable                                  233      207       241
                                                  ---------- ----------- --------
   Total current liabilities                         2,390    2,445     2,351


Long-term debt                                       1,566      991     1,567
Deferred income taxes                                  402      352       402
Other liabilities                                      189      240       195

Minority interest in Toysrus.com                        66       57        70

Stockholders' equity                                 3,395    3,646     3,418
                                                 ---------- ----------- --------
                                                   $  8,008  $ 7,731   $ 8,003

                                                 ========== ========== ========

             See notes to condensed consolidated financial statements.




                       TOYS "R" US, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                ===================================================
                      (In millions, except per share data)
                                                       13 Weeks Ended
                                               --------------------------------
                                                  May 5,             April 29,
                                                   2001                 2000
                                                ---------              --------

Net sales                                      $  2,061                $  2,319
Cost of sales                                     1,396                   1,601
                                                ---------             ---------
  Gross Margin                                      665                     718

Selling, general and administrative expenses        595                     599
Depreciation and amortization                        73                      72
Equity in net earnings of Toys - Japan               (5)                      -
                                                ---------             ---------
  Total Operating Expenses                          663                     671

     Operating Earnings                               2                      47

Other income (expense):
     Interest expense - net                         (30)                    (23)
     Gain from IPO of Toys - Japan                   -                      315
                                                ----------            ---------

(Loss)/earnings before income taxes                 (28)                    339
 Income taxes                                       (10)                    124
                                                ----------            ---------
Net (loss)/earnings                             $   (18)                 $  215
                                                ==========            =========


Basic (loss)/earnings per share                 $ (0.09)                $  0.93
                                                ==========           ==========
Weighted average basic shares outstanding        197.6                   229.9
                                                ==========           ==========

Diluted (loss)/earnings  per share              $ (0.09)               $  0.93

                                                ==========          ===========
Weighted average diluted shares outstanding      207.8                  231.4
                                                ==========          ===========




                  See notes to condensed consolidated financial statements.


                       TOYS "R" US, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
               ====================================================
                                  (In millions)

                                                       13 Weeks Ended
                                                  ----------------------
                                                    May 5,            April 29,
                                                    2001                2000
                                                  -----------       -----------



Cash Flows from Operating Activities:
Net (loss) / earnings                            $   (18)             $   215

Adjustments to reconcile net (loss) / earnings
to net cash from operating
    activities:
      Depreciation and amortization                   73                   72
      Deferred income taxes                            -                   33
      Minority interest in Toysrus.com                (4)                  (3)
      Equity in net earnings of Toys  - Japan         (5)                   -
      Gain from initial public offering
         of Toys - Japan                               -                  (315)
      Changes in operating assets and liabilities:
         Merchandise inventories                     (60)                 (311)
         Accounts payable and
            other operating liabilities             (483)                 (238)
         Other operating assets                       60                     3
                                                 -----------         ----------
Net cash from operating activities                  (437)                 (544)
                                                 -----------         ----------
Cash Flows from Investing Activities:
Capital expenditures, net                            (97)                 (50)
Net proceeds from sale of
  Toys  - Japan common stock                          -                   267
Reduction in cash due to
  deconsolidation of Toys- Japan                      -                   (15)
                                                 -----------         ----------
Net cash from investing activities                   (97)                 202
                                                 -----------         ----------
Cash Flows from Financing Activities:
Short-term borrowings, net                            54                  361
Long-term borrowings                                 466                    -
Exercise of stock options                             10                  (1)
Long-term debt repayment                               -                 (11)
Proceeds received from
  investors in Toysrus.com                             -                   60
Issuance of stock warrants                             -                   10
Share repurchase program                               -                 (227)

                                                ----------          -----------
Net cash from financing activities                   530                  192
                                                ----------          -----------

Effect of exchange rate changes
     on cash and cash equivalents                     20                    5

Cash and Cash Equivalents:
Increase / (decrease) during period                   16                 (145)
Beginning of period                                  275                  584
                                               -----------         ------------
End of period                                    $   291               $  439
                                               ===========         ============

Supplemental disclosures of cash flow information:
Income tax refunds, net                          $  (22)               $   (9)
                                               ===========         ============
Interest paid                                    $   25                $   32
                                               ===========         ============


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

         The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the company's annual report. Therefore, the interim statements should be read in conjunction with the company's annual report for the fiscal year ended February 3, 2001.

2.       Reclassification
         Certain amounts in the quarter ended April 29, 2000 have been reclassified to conform to the quarter ended May 5, 2001 presentation.

3.       Commercial paper
         Commercial paper of $368 million is classified as long-term debt. The company maintains long-term committed credit agreements to support these borrowings and intends to refinance them on a long-term basis through commercial paper borrowings. Additionally, commercial paper of $609 million and $494 million are included in short-term borrowings at May 5, 2001 and April 29, 2000, respectively.

4.       Comprehensive income
         Comprehensive (loss) / income was ($44) million and $160 million for the first quarter ended May 5, 2001 and April 29, 2000, respectively, primarily as a result of the change in foreign currency translation.

5.       Gain from initial public offering of Toys - Japan
         The company recorded a non-operating gain of $315 million ($200 million net of taxes) resulting from the initial public offering of shares of Toys - Japan, which was completed on April 24, 2000. As a result of this transaction, the company's ownership percentage in the common stock of Toys - Japan was reduced from 80% to 48%. Toys - Japan is a licensee of the company.

6.       Investment in Toys - Japan
         The company accounts for its investment in the common stock of Toys - Japan on the "equity method" of accounting since the initial public offering on April 24, 2000. At May 5, 2001, the quoted market value of the company's investment was $579 million. The valuation represents a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale.

                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               ==========================================================


7.       Toysrus.com
         Toysrus.com has a 10-year strategic alliance with Amazon.com to create a co-branded toy and video games on-line store, which was launched in the third quarter of 2000 and a co-branded baby products on-line store, which was launched in May 2001. Under this alliance each company is responsible for specific aspects of the on-line stores. Toysrus.com is responsible for merchandising and content for the co-branded stores. Toysrus.com also identifies, buys, owns and manages the inventory. Amazon.com handles web site development, order fulfillment, customer service, and the housing of Toysrus.com's inventory in Amazon.com's U.S. distribution centers.

         As a result of the transition to the co-branded site in fiscal 2000, the company's Toysrus.com subsidiary recorded non-recurring costs and charges, before minority interest, totaling approximately $118 million, $10 million of which were included in cost of sales and $108 million of which were included in selling, general and administrative expenses, primarily relating to the closure of three distribution centers, the write-off of web site assets, as well as other costs associated with migrating data and merchandise to the new site and facilities. At May 5, 2001, the company has remaining reserves of approximately $79 million, primarily related to exit costs for distribution centers. Management believes these reserves to be reasonable estimates of what is required to complete these initiatives.

8.       Replacement of certain stock option grants with restricted stock
         On March 24, 2000, the company authorized the exchange of certain stock options, having an exercise price above $22 per share, for an economically equivalent grant of restricted stock. The exchange, which was voluntary, replaced approximately 14.4 million options with approximately 1.7 million restricted shares. Shares of restricted stock resulting from the exchange vest over a period of three years, with one-half of the grant vesting on April 1, 2002 and the remainder vesting on April 1, 2003. Accordingly, the company recognizes compensation expense on a straight-line basis throughout the vesting period of the restricted stock. The company recorded $2.3 million and $0.6 million of compensation expense related to this restricted stock in the first quarter ended May 5, 2001 and April 29, 2000, respectively.

9.       Long-term debt
         On February 13, 2001, the company borrowed 500 million EURO through the public issuance of a EURO bond bearing interest at 6.375% per annum. The obligation was swapped into a $466 million fixed rate obligation with and effective rate of 7.43% per annum with interest payments due annually and principal due February 13, 2004.

10.      Restructuring and other charges
         In 1998, the company recorded restructuring and other non-recurring charges of $698 million ($508 million net of tax benefits) to strategically reposition its worldwide business. See the company's annual report for the year ended February 3, 2001 for details on these charges. Also see the section "Management's Discussion and Analysis of Results of Operations and Financial Condition" in this report for an update on the initiatives and the status of related reserves.


                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           ==========================================================


11.      Segments
         Information related to the various company segments is as follows:
         (In millions)
      -------------------------------------------------------------------------
                                                               13 Weeks Ended
                                                    ---------------------------
                                                       May 5,         April 29,
                                                        2001             2000

         ----------------------------------------------------------------------

         Net sales
         Toys "R" Us - U.S.                       $     1,227        $    1,242
         Toys "R" Us - International                      285               305
         Toys "R" Us - Japan                              -                 277
         Babies "R" Us                                    370               327
         Toysrus.com                                       29                 8
         Kids "R" Us                                      150               160
         ----------------------------------------------------------------------
         Total                                   $      2,061       $     2,319
         ----------------------------------------------------------------------

         Operating (loss)/earnings
         Toys "R" Us - U.S.                      $         16       $        44
         Toys "R" Us - International                      (12)              (13)
         Toys "R" Us - Japan, net of minority interest     -                  8
         Babies "R" Us                                     40                32
         Toysrus.com, net of minority interest            (24)              (14)
         Other                                            (18)              (10)
                                                     --------------------------
         Operating earnings                                 2                47

         Interest expense, net                            (30)             (23)
         Gain from IPO of Toys "R" Us - Japan              -                315
         ----------------------------------------------------------------------
         (Loss)/earnings before income taxes      $       (28)        $     339
         ----------------------------------------------------------------------

         Included in the category classified as "Other" are the operating results of the Kids "R" Us division and equity in the net earnings of Toys - Japan, as well as other corporate related items.

12.      Financial Instruments
         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, which was adopted by the company effective February 4, 2001. This standard requires that all derivatives be recorded in the balance sheet at fair value and that all changes in fair value be recognized currently in earnings unless specific hedge criteria are met. The cumulative effect of adoption was not material to the company's consolidated financial condition, results of operations or cash flow.

                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
             ==========================================================


         The countries in which the company owns assets and operates stores are politically stable, however the company is exposed to market risk from potential changes in interest rates and foreign exchange rates. The company regularly evaluates these risks and has taken the following measures to mitigate these risks: the company's foreign exchange risk management objectives are to stabilize cash flow from the effects of foreign currency fluctuation; the company will, whenever practical, offset local investments in foreign currencies with borrowings denominated in the same currencies; the company also enters into foreign exchange contracts or purchase options to eliminate specific transaction risk.

         The company purchases forward exchange contracts to minimize potential foreign currency exchange risk related to its import merchandise purchase program. These forward exchange contracts are designated as foreign currency cash flow hedges, as defined by SFAS No. 133, and are effective as hedges.

         Changes in the effective portion of the fair value of these forward exchange contracts are included in other comprehensive income until the hedged transactions are recognized in cost of sales. Once the hedged transaction occurs, the unrealized gain or loss on the forward contract is reclassified from accumulated other comprehensive income to earnings. The company had not realized any material gain or loss into earnings for the first quarter ended May 5, 2001.

         All forward exchange contracts that were designated as cash flow hedges as of May 5, 2001 will mature by the end of fiscal 2001. The related unrealized gain included in other comprehensive income for the quarter ended May 5, 2001 was not material to the company's consolidated financial condition.

         The company continues to hedge certain intercompany receivables and payables by entering into forward exchange contracts. Gains and losses on these contracts are largely offset by the gains and losses on the underlying hedged items. These forward exchange contracts have not been designated for hedge accounting under SFAS No. 133.

         The company entered into a Swiss franc floating rate loan with a financial institution in January 1999, due January 2004. The company also entered into a contract to swap US$ to Swiss francs, with exact terms of the loan. This cross currency swap has been designated as a foreign currency fair value hedge, as defined by SFAS No. 133, and is effective as a hedge.

         On February 13, 2001, the company borrowed 500 million EURO through the public issuance of a EURO bond bearing interest at 6.375% per annum. The obligation was swapped into a $466 million fixed rate obligation with an effective rate of 7.43% per annum with interest payments due annually and principal due February 13, 2004. This cross currency swap is designated as a cash flow hedge, as defined by SFAS No. 133, and is effective as a hedge.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
       ==================================================================


Results of Operations
Net sales were $2.1 billion for the first quarter ended May 5, 2001 compared with $2.3 billion for the first quarter ended April 29, 2000. Excluding the net sales of Toys - Japan from last year, as well as the negative impact of foreign currency translation, the company's net sales increased 2% for the first quarter of 2001 compared with the first quarter of 2000.

On a consolidated basis, comparable store sales, in local currencies, decreased by 1% for the first quarter of 2001, as compared with the first quarter of 2000. Comparable store sales for the Toys "R" Us - USA division decreased 2% for the first quarter of 2001, as compared with the first quarter of 2000. The company plans to retrofit approximately 250 USA toy stores to the Mission Possible format (formerly known as the refined C-3 format) during fiscal 2001 and will continue to have up to 60 stores under construction at any point in time through the end of the third quarter of this year. This format includes improving customer service, store content and product presentation. The disruption caused by this construction, coupled with a soft retail environment, negatively impacted sales during the first quarter, contributing to the comparable store sales decline. Internationally, the company's overall comparable toy store sales, on a local currency basis, remained flat for the first quarter of 2001, as compared with the first quarter of 2000. The company's Babies "R" Us division had a 3% comparable store sales increase for the first quarter, as compared with the first quarter of 2000, which was driven by increased sales in most merchandise categories and continued customer acceptance of the Babies "R" Us brand. Toysrus.com reported net sales of $29 million, up from $8 million in 2000, reflecting the impact of the Toysrus.com and Amazon.com alliance, which began in 2000.

Total gross margin, as a percentage of sales, improved to 32.3% from 30.9% for the first quarter of 2001, compared with the first quarter of 2000. Gross margin for the Toys "R" Us - USA division increased to 31.0% from 29.8% and gross margin for the International division, excluding the impact of Toys - Japan in the prior period, increased to 32.9% from 32.5% for the first quarter of 2001, as compared with the first quarter of 2000. These increases were a result of continued expansion of exclusive product offerings, strategic pricing and a favorable shift in the merchandise mix. The Babies "R" Us division grew to 34.3% from 33.2% for the first quarter of 2001, as compared with the first quarter of 2000. This increase was primarily attributable to exclusive product offerings and a favorable shift in the merchandise mix.

Total selling, general and administrative expenses (SG&A), as a percentage of sales, increased to 28.9% from 25.8% for the first quarter of 2001, as compared with the first quarter of 2000. SG&A for the Toys "R" Us - USA division increased to 25.8% from 22.7% for the first quarter of 2001, as compared with the first quarter of 2000. This increase was primarily due to customer focused initiatives being implemented, improved store ambiance and system enhancements. SG&A for the International division, excluding the impact of Toys - Japan in the prior period, was 37.7% versus 38.1% for the first quarter of 2001, as compared with the first quarter of 2000. SG&A for the Babies "R" Us division was flat for the first quarter of 2001, as compared with the first quarter of 2000.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
            ==================================================================
                                   (continued)

Net interest expense increased $7 million for the first quarter of 2001, as compared with 2000. This increase is mainly attributable to the store remodeling program, funding of the company's stock repurchase program, higher interest rates and the funding of Toysrus.com.

Foreign currency exchange did not have a material effect on net earnings for the first quarter of 2001.

Restructuring and Other Charges
During 1998, the company announced strategic initiatives to reposition its worldwide business and other charges including the customer-focused reformatting of its toy stores into the Mission Possible format, as well as the restructuring of its International operations, which resulted in a charge of $353 million
($279 million net of tax benefits, or $1.05 per share). Details on the components of the company's strategic initiatives and other charges are described in the company's annual report for the year ended February 3, 2001.
The reserve balances and subsequent utilization are as follows:


                               Reserve Balance                  Reserve Balance
Description                        @ 02/03/01    Utilized            @ 05/05/01
-------------------------------------------------------------------------------
Closings/downsizings:
    Lease commitments                  $49           $6                $43
    Severance and other closing costs    8            -                  8
Other                                    -            -                  -
-------------------------------------------------------------------------------
Total restructuring                    $57           $6                $51
-------------------------------------------------------------------------------
Provisions for legal settlements       $11           $-                $11
-------------------------------------------------------------------------------



In 1998, the company also announced markdowns and other charges of $345 million
($229 million net of tax benefits, or $.86 per share). At May 5, 2001, the company had remaining reserves of $6 million relating to store closings.

The company believes all reserves are reasonable estimates of what is required to complete its restructuring initiatives.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
         ==================================================================
                                   (continued)

Financial Condition
By February 2, 2002, the company expects to be operating approximately 1,608 stores, consisting of: 704 toy stores in the United States, of which approximately 415 will be in the Mission Possible format; 509 International toy stores (including 227 franchise and joint venture stores); 183 Kids "R" Us children's clothing stores; 167 Babies "R" Us stores and 45 Imaginarium stores. The company expects to have all U.S. toy stores operating in the Mission Possible format by Holiday 2002. In addition, the company sells merchandise through its Internet sites at www.toysrus.com, www.babiesrus.com and www.imaginarium.com and through mail order catalogues.

The company maintains a $400 million unsecured committed revolving credit facility and a $1 billion multi-currency unsecured committed revolving credit facility expiring in December 2001 and 2002, respectively, from a syndicate of financial institutions. Cash requirements for operations, capital expenditures and lease commitments will be met primarily through operating activities, issuance of commercial paper and/or additional medium-term financing.

For 2001, capital requirements for the company's expansion plans mentioned above, as well as other capital requirements are estimated to be approximately $600 million.

The company's cash outflows from operations decreased to $437 million for the first quarter of 2001 from $544 million for the first quarter of 2000, primarily due to the changes in merchandise inventories, partially offset by other working capital changes.

On February 13, 2001, the company borrowed 500 million EURO through the public issuance of a EURO bond bearing interest at 6.375% per annum. The obligation was swapped into a $466 million fixed rate obligation with and effective rate of 7.43% per annum with interest payments due annually and principal due February 13, 2004. Net borrowings, including the 500 million EURO bond, increased $864 million at May 5, 2001, as compared with April 29, 2000. This increase is due to the remodeling of the toy stores to the Mission Possible format, increased share repurchases and inventory levels, and the funding of Toysrus.com.

The company has not purchased any shares through its share repurchase program for the first quarter of 2001, as compared with 18 million shares repurchased for approximately $227 million in the first quarter of 2000.

Weighted-average diluted shares outstanding decreased to 207.8 million during the first quarter ended May 5, 2001 from 231.4 million during the same period ended April 29, 2000 due primarily to the impact of shares repurchased by the company under its share repurchase program.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
      ==================================================================
                                   (continued)

Toysrus.com entered into a 10-year strategic alliance with Amazon.com to create a co-branded toy and video games on-line store, which was launched in the first quarter 2000 and a co-branded baby products on-line store, which was launched in May 2001. Under this alliance each company is responsible for specific aspects of the on-line stores. Toysrus.com is responsible for merchandising and content for the co-branded store. Toysrus.com also identifies, buys, owns and manages the inventory. Amazon.com handles web site development, order fulfillment, customer service, and the housing of Toysrus.com's inventory in Amazon.com's U.S. distribution centers.

As a result of the transition to the co-branded site in fiscal 2000, the company's Toysrus.com subsidiary recorded non-recurring costs and charges totaling, before minority interest, approximately $118 million, $10 million of which were included in cost of sales and $108 million of which were included in selling, general and administrative expenses, primarily relating to the closure of three distribution centers, the write-off of web site assets, as well as other costs associated with migrating data and merchandise to the new site and facilities. At May 5, 2001, the company has remaining reserves of approximately $79 million, primarily related to exit costs for distribution centers. Management believes these reserves to be reasonable estimates of what is required to complete these initiatives.

The company recorded a non-operating gain of $315 million ($200 million net of taxes) resulting from the initial public offering of shares of Toys - Japan, which was completed on April 24, 2000. As a result of this transaction, the company's ownership percentage in the common stock of Toys - Japan was reduced from 80% to 48%. Toys - Japan is a licensee of the company.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, which was adopted by the company effective February 4, 2001. This standard requires that all derivatives be recorded in the balance sheet at fair value and that all changes in fair value be recognized currently in earnings unless specific hedge criteria are met. The cumulative effect of adoption was not material to the company's consolidated financial condition, results of operations or cash flow.

The countries in which the company owns assets and operates stores are politically stable, however the company is exposed to market risk from potential changes in interest rates and foreign exchange rates. The company regularly evaluates these risks and has taken the following measures to mitigate these risks: the company's foreign exchange risk management objectives are to stabilize cash flow from the effects of foreign currency fluctuation; the company will, whenever practical, offset local investments in foreign currencies with borrowings denominated in the same currencies; the company also enters into foreign exchange contracts or purchase options to eliminate specific transaction risk.

The company purchases forward exchange contracts to minimize potential foreign currency exchange risk related to its import merchandise purchase program. These forward exchange contracts are designated as foreign currency cash flow hedges, as defined by SFAS No. 133, and are effective as hedges.
                                       12

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
           ==================================================================
                                   (continued)

Changes in the effective portion of the fair value of these forward exchange contracts are included in other comprehensive income until the hedged transactions are recognized in cost of sales. Once the hedged transaction occurs, the unrealized gain or loss on the forward contract is reclassified from accumulated other comprehensive income to earnings. The company had not realized any material gain or loss into earnings for the first quarter ended May 5, 2001.

All forward exchange contracts that were designated as cash flow hedges as of May 5, 2001 will mature by the end of fiscal 2001. The related unrealized gain included in other comprehensive income for the quarter ended May 5, 2001 was not material to the company's consolidated financial condition.

The company continues to hedge certain intercompany receivables and payables by entering into forward exchange contracts. Gains and losses on these contracts are largely offset by the gains and losses on the underlying hedged items. These forward exchange contracts have not been designated for hedge accounting under SFAS No. 133.

The company entered into a Swiss franc floating rate loan with a financial institution in January 1999, due January 2004. The company also entered into a contract to swap US$ to Swiss francs, with exact terms of the loan. This cross currency swap has been designated as a foreign currency fair value hedge, as defined by SFAS No. 133, and is effective as a hedge.

On February 13, 2001, the company borrowed 500 million EURO through the public issuance of a EURO bond bearing interest at 6.375% per annum. The obligation was swapped into a $466 million fixed rate obligation with an effective rate of 7.43% per annum with interest payments due annually and principal due February 13, 2004. This cross currency swap is designated as a cash flow hedge, as defined by SFAS No. 133, and is effective as a hedge.

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-14 "Accounting for Certain Sales Incentives" which changes the way companies must account for certain sales incentives. The company adopted the provision of EITF 00-14 effective February 4, 2001. The company's adoption did not have a material impact on the company's consolidated financial condition, results of operations or cash flows.

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

                           PART II - OTHER INFORMATION


Item 3.           Quantitative and Qualitative Disclosure of Market Risk

                  The information called for by this item is provided under the caption "Recent Accounting Pronouncements" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 5.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           None.

                  (b)      Report on Form 8-K:

                           None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










         Date:  June 18, 2001      Toys "R" Us, Inc.
                                   --------------------------------------------
                                   (Registrant)






                                   s/ Louis Lipschitz
                                   --------------------------------------------
                                   (Signature)
                                    Louis Lipschitz
                                    Executive Vice President and
                                    Chief Financial Officer