Form 10-Q
period 2001-08-04
TOYS R US INC
filed 2001-09-14
CIK 1005414

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

               For the quarterly period ended August 4, 2001




                                ============

                      Commission file number 1-11609

                             TOYS "R" US, INC.
                Incorporated pursuant to the Laws of Delaware

                                ============
           Internal Revenue Service - Employer Identification No. 22-3260693
                   461 From Road, Paramus, New Jersey, 07652
                              (201) 262-7800

                   225 Summit Avenue, Montvale, New Jersey 07645
                              (201) 802-5000
                 (Former Reporting Address and Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

198,526,134 shares of the registrant's Common Stock were outstanding on September 4, 2001.

===============================================================================

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

         Item  2.   Management's   Discussion  and  Analysis  of  Results  of
                    Operations  and  Financial Condition.....................10


PART II - OTHER INFORMATION..................................................18


SIGNATURES...................................................................19






                                 TOYS "R" US, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                             ==========================================
                                            (In millions)


ASSETS                                         August 4,   July 29,  February 3,
------
                                                  2001       2000         2001
                                               ---------- ---------- ----------
Current Assets:
 Cash and cash equivalents ...................   $  268    $  430    $  275
 Accounts and other receivables ..............      164       181       225
 Merchandise inventories .....................    2,437     2,303     2,307
 Prepaid expenses and other current assets ...      104        81       100

                                                  ------   ------    ------
        Total current assets .................    2,973     2,995     2,907

Property and equipment, net and other assets ...  4,780     4,487     4,627
Investment in Toys - Japan (market value of $483
 at August 4, 2001).............................    109        94       108
Goodwill, net ..................................    354       367       361

                                                  ------    ------    ------
                                                  $8,216    $7,943    $8,003
                                                  ======    ======    ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings ........................  $  495    $  779    $  121
  Accounts payable .............................   1,036     1,216     1,152
  Accrued expenses and other current liabilities     516       530       837

  Income taxes payable .........................     213       242       241

                                                  ------    ------    ------
            Total current liabilities ...........  2,260     2,767     2,351


Long-term debt .................................   1,926     1,131     1,567
Deferred income taxes ..........................     401       352       402

Other liabilities ..............................     194       191       195


Minority interest in Toysrus.com ...............      63        55        70

Stockholders' equity ...........................   3,372     3,447     3,418
                                                  ------    ------     ------
                                                  $8,216    $7,943    $8,003
                                                  ======    ======     ======

                See notes to condensed consolidated financial statements.







                       TOYS "R" US, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
               ===================================================
                     (In millions, except per share data)


                                      13 Weeks Ended         26 Weeks Ended
                                   August 4,    July 29,    August 4,  July 29,
                                      2001       2000       2001       2000
                                    -------    -------    -------    -------

Net sales .......................   $ 2,021    $ 1,994    $ 4,082    $ 4,313
Cost of sales ...................     1,360      1,358      2,756      2,959
                                     -------    -------    -------    -------

     Gross Margin .................     661        636      1,326      1,354

Selling, general and
 administrative expenses ..........     602        547      1,197      1,146
Depreciation and amortization ........   73         67        146        139
Equity in net loss / (earnings) of
  Toys - Japan                            2         (5)        (3)        (5)
                                     -------    -------    -------    -------
     Total Operating Expenses ......... 677        609      1,340      1,280
                                     -------    -------    -------    -------

     Operating (Loss) / Earnings ....   (16)        27        (14)        74

Other income (expense):
     Interest expense - net ..........  (30)       (23)       (60)       (46)
     Gain from IPO of Toys - Japan ..    --         --         --        315
                                      -------    -------    -------    -------

(Loss) / earnings before income taxes ..(46)         4        (74)       343
Income taxes ...........................(17)         1        (27)       125
                                      -------    -------    -------    -------

Net (loss) / earnings ...........   $   (29)   $     3    $   (47)   $   218
                                      =======    =======    =======    =======

Basic (loss) / earnings per share   $ (0.15)   $  0.01    $ (0.24)   $  0.98
                                      =======    =======    =======    =======
Weighted average basic
shares outstanding .....              198.4      214.7      198.0      222.3
                                     =======    =======    =======    =======


Diluted (loss) / earnings per share $ (0.15)   $  0.01    $ (0.24)   $  0.97
                                      =======    =======    =======    =======
Weighted average diluted
shares outstanding ...                208.2      217.9      208.0      224.6
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



                                                             26 Weeks Ended
                                                           -----------------
                                                        August 4,   July 29,
                                                          2001       2000
                                                         -------    -------

Cash Flows from Operating Activities:
Net (loss) / earnings ..........................        $   (47)   $   218
Adjustments to reconcile net (loss) / earnings
 to net cash from operating activities:
      Depreciation and amortization ..................      146        139
      Deferred income taxes ..........................       --         33
      Minority interest in Toysrus.com ...............       (8)        (5)
      Equity in net earnings of Toys - Japan .........       (3)        (5)
      Gain from initial public offering of Toys - Japan      --       (315)
      Changes in operating assets and liabilities:
         Merchandise inventories .......................   (144)      (470)
         Accounts payable and other operating liabilities  (463)      (211)

         Other operating assets .........................    39        (78)
                                                          -------    -------
Net cash from operating activities ......................  (480)      (694)
                                                          -------    -------
Cash Flows from Investing Activities:
Capital expenditures, net ...............................  (296)      (103)
Net proceeds from sale of Toys - Japan common stock .....   --         267
Reduction in cash due to deconsolidation of Toys - Japan    --         (15)
                                                          -------    -------
Net cash from investing activities .....................   (296)       149
                                                          -------    -------
Cash Flows from Financing Activities:
Short-term borrowings, net ..........................       (92)       610
Long-term borrowings ................................     1,214        147
Long-term debt repayment ............................      (388)       (17)
Exercise of stock options ...........................        18         --
Proceeds received from investors in Toysrus.com .....        --         60
Issuance of stock warrants ..........................        --         10
Share repurchase program.............................        --       (449)
                                                         -------    -------
Net cash from financing activities ..................       752        361
                                                         -------    -------

Effect of exchange rate changes on cash and
 cash equivalents                                            17         30
Cash and cash equivalents:
Decrease during period ..............................        (7)      (154)
Beginning of period .................................       275        584
                                                         -------    -------
End of period .......................................   $   268    $   430
                                                         =======    =======

Supplemental disclosures of cash flow information:
Net income tax refunds ..............................   $    11    $    47
                                                         =======    =======

Interest paid .......................................   $    45     $   58
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

2.       Reclassification
         Certain amounts in the financial statements for the quarter and six months ended July 29, 2000 have been reclassified to conform to the financial statement presentation for the quarter and six months ended August 4, 2001.

3.       Commercial paper
         Commercial paper of $368 million was classified as long-term debt at July 29, 2000 and February 3, 2001 as the company maintained long-term committed credit agreements to support these borrowings and intended to refinance them on a long-term basis through commercial paper borrowings. During July 2001, the company issued an aggregate of $750 million of notes and used the proceeds to repay a portion of its outstanding commercial paper, of which $368 million was classified as long-term. Additionally, commercial paper of $455 million and $760 million are included in short-term borrowings at August 4, 2001 and July 29, 2000, respectively.

4.       Comprehensive income
         Comprehensive (loss) / income was ($33) million and $24 million for the second quarter ended August 4, 2001 and July 29, 2000, respectively, as a result of the change in foreign currency translation. Comprehensive
         (loss) / income was ($77) million and $184 million as a result of the change in foreign currency translation for the 26 weeks ended August 4, 2001 and July 29, 2000, respectively.

5.       Gain from initial public offering of Toys - Japan, Ltd.
         The company recorded a pre-tax gain of $315 million in the first quarter of fiscal 2000 resulting from the initial public offering of shares of Toys - Japan. As a result of this transaction, the company's ownership percentage in the common stock of Toys - Japan was reduced from 80% to 48%. Toys - Japan is a licensee of the company.

                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           ==========================================================


6.       Investment in Toys - Japan
         The company accounts for its investment in the common stock of Toys - Japan on the "equity method" of accounting since the initial public offering of Toys - Japan on April 24, 2000. At August 4, 2001, the quoted market value of the company's investment in Toys - Japan was $483 million. The valuation represents a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale.

7.       Toysrus.com
         Toysrus.com has a 10-year strategic alliance with Amazon.com to create a co-branded toy and video games on-line store, which was launched in the third quarter of 2000, a co-branded baby products on-line store, which was launched in May 2001, and a co-branded creative and learning products on-line store, which was launched in July 2001. Under this alliance each company is responsible for specific aspects of the on-line stores. Toysrus.com is responsible for merchandising and content for the co-branded stores. Toysrus.com also identifies, buys, owns and manages the inventory. Amazon.com handles web site development, order fulfillment, customer service, and the housing of Toysrus.com's inventory in Amazon.com's U.S. distribution centers.

         As a result of the transition to the co-branded site in fiscal 2000, the company's Toysrus.com subsidiary recorded non-recurring costs and charges, before minority interest, totaling approximately $118 million, $10 million of which were included in cost of sales and $108 million of which were included in selling, general and administrative expenses, primarily relating to the closure of three distribution centers, the write-off of web site assets, as well as other costs associated with migrating data and merchandise to the new site and facilities. At August 4, 2001, the company has remaining reserves of approximately $72 million, primarily related to exit costs for distribution centers. Management believes these reserves to be reasonable estimates of what is required to complete these initiatives.

8.       Replacement of certain stock option grants with restricted stock
         On March 24, 2000, the company authorized the exchange of certain stock options, having an exercise price above $22 per share, for an economically equivalent grant of restricted stock. The exchange, which was voluntary, replaced approximately 14.4 million options with approximately 1.7 million restricted shares. Shares of restricted stock resulting from the exchange vest over a period of three years, with one-half of the grant vesting on April 1, 2002 and the remainder vesting on April 1, 2003. Accordingly, the company recognizes compensation expense on a straight-line basis throughout the vesting period of the restricted stock. The company recorded $4.6 million and $2.9 million of compensation expense related to this restricted stock in the first six months ended August 4, 2001 and July 29, 2000, respectively.

                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
             ==========================================================


9.       Long-term Debt
         On July 19, 2001, the company issued $500 million of notes bearing interest at 7.625% per annum maturing on August 1, 2011 and $250 million of notes bearing interest at 6.875% per annum maturing on August 1, 2006. Simultaneously, the company entered into interest rate swap agreements. Interest on the $500 million notes will accrue at the rate of LIBOR plus 1.5120% per annum and interest on the $250 million notes will accrue at the rate of LIBOR plus 1.1515% per annum. Interest is payable on both notes semi-annually on February 1 and August 1 of each year, commencing on February 1, 2002.

         On February 13, 2001, the company borrowed 500 million EURO through the public issuance of a EURO bond bearing interest at 6.375% per annum. This obligation was swapped into a $466 million fixed rate obligation at an effective rate of 7.43% per annum with interest payments due annually and principal due on February 13, 2004.

         On July 21, 2000, the company borrowed the yen equivalent of $147 million, which is repayable in semi-annual installments of principal and interest, with the final installment due on August 17, 2005. The effective cost of this borrowing is 2.32% and is secured by expected future cash flows from license fees due from Toys - Japan.

10.      Financial Instruments
         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, which was adopted by the company effective February 4, 2001. This standard requires that all derivatives be recorded in the balance sheet at fair value and that all changes in fair value be recognized currently in earnings unless specific hedge criteria are met. The cumulative effect of adoption was not material to the company's consolidated financial condition, results of operations or cash flow.

         The countries in which the company owns assets and operates stores are politically stable. However the company is exposed to market risk from potential changes in interest rates and foreign exchange rates. The company regularly evaluates these risks and has taken the following measures to mitigate these risks: the company's foreign exchange risk management objectives are to stabilize cash flow from the effects of foreign currency fluctuation; the company will, whenever practical, offset local investments in foreign currencies with borrowings denominated in the same currencies; the company also enters into foreign exchange contracts or purchase options to eliminate specific transaction risk.

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



         Changes in the effective portion of the fair value of these forward exchange contracts are included in other comprehensive income until the hedged transactions are completed. Once the hedged transaction is completed, the unrealized gain or loss on the forward contract is reclassified from accumulated other comprehensive income to earnings. The company had not realized any material gain or loss related to these transactions for either the second quarter or the six months ended August 4, 2001.

         All forward exchange contracts that were designated as cash flow hedges as of August 4, 2001 will mature by the end of fiscal 2001. The related unrealized gain included in other comprehensive income at August 4, 2001 was not material to the company's consolidated financial condition.

         The company continues to hedge certain intercompany receivables and payables by entering into forward exchange contracts. Gains and losses on these contracts are largely offset by the gains and losses on the underlying hedged items. These forward exchange contracts have not been designated for hedge accounting under SFAS No. 133.

         On July 19, 2001, the company entered into interest rate swap agreements on its $500 million outstanding 7.625% notes, due August 1, 2011, and its $250 million outstanding 6.875% notes, due August 1, 2006. Under these agreements, the company will pay interest at a variable rate in exchange for fixed rate payments, effectively transforming the debentures to floating rate obligations. This swap is designated as a perfectly effective fair value hedge, as defined by SFAS No. 133. Changes in the fair value of the interest rate swap perfectly offset changes in the fair value of the fixed rate debt due to changes in market interest rates. As such, there was no ineffective portion to the hedge recognized in earnings during the period.

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

         The company entered into a Swiss franc floating rate loan with a financial institution in January 1999, due January 2004. The company also entered into a contract to swap US dollars to Swiss francs, within exact terms of the loan. This cross currency swap has been designated as a foreign currency fair value hedge, as defined by SFAS No. 133, and is effective as a hedge.

                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
              ==========================================================



11.      Segments
         Information related to the various company segments is as follows:
         (In millions)


                                       13 Weeks Ended           26 Weeks Ended
                                    --------------------   -------------------
                                    August 4,   July 29,   August 4,   July 29,
                                      2001      2000           2001       2000
                                   -------    -------      -------     --------

Net sales
   Toys "R" Us - USA ............     $ 1,226    $ 1,238    $ 2,453    $ 2,480
   Toys "R" Us - International ..         316        321        601        626
   Toys "R" Us - Japan ..........        --         --         --          277
   Babies "R" Us ................         341        311        711        638
   Toysrus.com ..................          35          9         64         17
   Kids "R" Us ..................         103        115        253        275
------------------------------------------------------------------------------
Total ...........................     $ 2,021    $ 1,994    $ 4,082    $ 4,313
-------------------------------------------------------------------------------

Operating (loss) / earnings
   Toys "R" Us - USA ............     $    20    $    43    $    36    $    87
   Toys "R" Us - International ..          --          2        (12)       (11)
   Toys "R" Us - Japan, net of
       minority interest .........         --         --         --          8
   Babies "R" Us ................          31         27         71         59
   Toysrus.com, net of minority interest  (18)       (20)       (42)       (34)
   Other ..............................   (49)       (25)       (67)       (35)
                                        ---------------------------------------
Operating (loss) / earnings ..........    (16)        27        (14)        74

   Interest expense, net ...........      (30)       (23)       (60)       (46)
   Gain from IPO of Toys "R" Us - Japan    --         --         --        315
-------------------------------------------------------------------------------
(Loss) / earnings before income taxes  $  (46)   $     4    $   (74)   $   343
-------------------------------------------------------------------------------


         Included in the category classified as "Other" are the operating results of the Kids "R" Us division and equity in the net earnings of Toys "R" Us - Japan, as well as other corporate related items.

12.      Restructuring and other charges
         In 1998, the company recorded restructuring and other non-recurring charges of $698 ($508 net of tax benefits) to strategically reposition its worldwide business. See the company's annual report for the year ended February 3, 2001 for details on these charges. Also, see the section "Management's Discussion and Analysis of Results of Operations and Financial Condition" in this report for an update on the initiatives and the status of related reserves.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
        ==================================================================

Results of Operations
Net sales were $2.0 billion for both the second quarter of 2001 and the second quarter of 2000. For the first six months of 2001, our net sales were $4.1 billion versus $4.3 billion for the comparable period of 2000. Foreign currency exchange had an unfavorable impact on net sales of approximately $22 million for the second quarter of 2001 and $45 million for the first six months of 2001. In addition, the net sales of Toys - Japan are included in our net sales in the first quarter of 2000 and excluded from our net sales thereafter. Therefore, on a comparable basis, our net sales increased 3% for the second quarter and 2% for the first six months of 2001 if both net sales of Toys - Japan and the negative impact of foreign currency translation are excluded.

Total enterprise sales include sales by all stores, whether operated by the company, by franchisees or under joint-venture agreements. Total enterprise sales were $2.3 billion for the quarter ended August 4, 2001 and July 29, 2000, respectively, and $4.8 billion and $4.7 billion for the six months ended August 4, 2001 and July 29, 2000, respectively.

Our consolidated comparable store sales, in local currencies, were flat for the second quarter of 2001 and decreased 1% for the first six months of 2001 compared with the same periods in 2000. Comparable store sales for the Toys "R" Us - USA division were flat for the second quarter of 2001 and decreased 1% for the first six months of 2001. We are retrofitting approximately 250 U.S.A. toy stores to our Mission Possible format during fiscal 2001 and will have up to 70 stores under construction at any point in time through the end of the third quarter. Our Mission Possible format includes an enhanced store layout and improved customer service designed to create a more dynamic selling environment. The disruption caused by this construction, as well as a soft retail environment, negatively impacted sales during the first six months of fiscal 2001. International comparable toy store sales, on a local currency basis, increased 4% for the second quarter of 2001 and 2% for the six months ended August 4, 2001. This increase was partially driven by our toy stores in the United Kingdom which reported a double-digit comparable store sales gain for the second quarter of 2001, while the rest of our international markets reported low to mid-single digit gains and declines. Many of the initiatives underway in our U.S.A. toy stores are also being implemented in our international stores, including improvements in merchandise content and presentation as well as customer service programs. Our Babies "R" Us division reported low-single digit comparable store sales increases for both the second quarter and first six months of this year despite cycling double digit comparable store sales growth in 2000. Our Toysrus.com subsidiary reported net sales of $35 million and $64 million for the second quarter and the first six months of 2001, respectively, up considerably from $9 million and $17 million for the same periods last year.

Consolidated gross margin, as a percentage of sales, improved 80 basis points to 32.7% for the second quarter of 2001 compared with the second quarter of last year. On a year to date basis, excluding the impact of Toys - Japan in the prior period, our consolidated gross margin increased 90 basis points to 32.5% from the same period last year. These increases were driven primarily by the expansion of our

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
          ==================================================================
                                   (continued)

exclusive merchandise programs. Gross margin for the Toys "R" Us - USA division increased 150 basis points to 32.2% for the second quarter and also increased 130 basis points to 31.6% on a year to date basis. Gross margin for the International division, excluding the impact of Toys - Japan in the prior period, decreased 40 basis points to 33.8% for the second quarter and remained flat at 33.3% on a year to date basis. Gross margin at our Babies "R" Us division grew 100 basis points to 34.1% for the second quarter and 110 basis points to 34.2% for the first six months of 2001.

Total selling, general and administrative expenses (SG&A), as a percentage of sales, increased 240 basis points to 29.8% for the second quarter of 2001 compared with the second quarter of last year. On a year to date basis, excluding the impact of Toys - Japan in the prior period, our SG&A increased 260 basis points to 29.3% from the same period last year. SG&A for Toys "R" Us - USA, increased 300 basis points to 26.6% for the second quarter and also increased 300 basis points to 26.2% on a year to date basis, compared with the same periods last year. These increases are primarily due to the investments we are making in our business, such as Mission Possible and certain customer focused initiatives. SG&A for the International division, excluding the impact of Toys - Japan in the prior period, remained flat for the second quarter and six months ended August 4, 2001, as compared with the same period last year. SG&A for the Babies "R" Us division increased 60 basis points to 23.7% for the second quarter 2001 and increased 40 basis points to 23.0% on a year to date basis, compared with the same periods last year. This increase is primarily due to increased payroll costs related to supporting our customer focused initiatives.

Depreciation and amortization increased by $7 million for the first six months 2001 from the first six months of 2000, primarily due to the Mission Possible store remodeling program, continued new store expansion and strategic investments to improve management information systems.

Net interest expense increased by $14 million for the first six months of 2001 from 2000. This increase is mainly attributable to the Mission Possible store remodeling program, the funding of our stock repurchase program and the funding of our Toysrus.com subsidiary.

Foreign currency exchange did not have a significant impact on net earnings for either the second quarter or first six months of 2001.

Restructuring and Other Charges
During 1998, we announced strategic initiatives to reposition our worldwide business and other charges including the customer-focused reformatting of our toy stores into the Mission Possible format, as well as the restructuring of our International operations, which resulted in a charge of $353 million ($279 million net of tax benefits, or $1.05 per share). Details on the components of our strategic initiatives and other charges are described in our annual report for the year ended February 3, 2001. The reserve balances and subsequent utilization are as follows:


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION
      ==================================================================
                                   (continued)

                                    Reserve Balance              Reserve Balance
Description                            @ 2/03/01      Utilized       @ 8/04/01
-------------------------------------------------------------------------------
Closings/downsizings:
    Lease commitments                   $49            $ 7             $ 42
    Severance and other closing costs     8              4                4
-------------------------------------------------------------------------------
Total restructuring                     $57           $ 11              $46
-------------------------------------------------------------------------------
Provisions for legal settlements        $11            $ 2              $ 9
-------------------------------------------------------------------------------


In 1998, we also announced markdowns and other charges of $345 million ($229 million net of tax benefits, or $.86 per share), of which $6 million of store closure markdowns remain at August 4, 2001.

We believe all reserves are reasonable estimates of what is required to complete our restructuring initiatives.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
      ==================================================================
                                   (continued)


Financial Condition
By February 2, 2002, we expect to operate approximately 1,608 stores, consisting of: 703 toy stores in the United States, of which approximately 415 will be in the Mission Possible format; 512 International toy stores (including 227 franchise and joint venture stores); 184 Kids "R" Us children's clothing stores; 167 Babies "R" Us stores and 42 Imaginarium stores. We expect to have all U.S. toy stores operating in the Mission Possible format by the 2002 Holiday season. In addition, we also sell merchandise through our internet sites at www.toysrus.com, www.babiesrus.com and www.imaginarium.com and through mail order catalogs.

We maintain a $400 million unsecured committed revolving credit facility and a $1 billion multi-currency unsecured committed revolving credit facility expiring in December 2001 and 2002, respectively, from a syndicate of financial institutions. Cash requirements for operations, capital expenditures and lease commitments will be met primarily through operating activities, issuance of commercial paper and/or additional medium-term financing.

On July 19, 2001, we issued $500 million notes bearing interest at 7.625% per annum maturing on August 1, 2011 and $250 million notes bearing interest at 6.875% per annum maturing on August 1, 2006. Simultaneously, we entered into interest rate swap agreements. Interest on the $500 million notes will accrue at the rate of LIBOR plus 1.5120% per annum and interest on the $250 million notes will accrue at the rate of LIBOR plus 1.1515% per annum. Interest is payable on both notes semi-annually on February 1 and August 1 of each year, commencing on February 1, 2002.

On February 13, 2001, we borrowed 500 million EURO through the public issuance of a EURO bond bearing interest at 6.375% per annum. This obligation was swapped into a $466 million fixed rate obligation at an effective rate of 7.43% per annum with interest payments due annually and principal due on February 13, 2004.

On July 21, 2000, we borrowed the yen equivalent of $147 million, which is repayable in semi-annual installments of principal and interest, with the final installment due on August 17, 2005. The effective cost of this borrowing is 2.32% and is secured by expected future cash flows from license fees due from Toys - Japan.

Net borrowings increased $701 million at August 4, 2001 from July 29, 2000. This increase is due to the remodeling of the toy stores to the Mission Possible format, increased share repurchases and inventory levels, and the funding of Toysrus.com.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
        ==================================================================
                                   (continued)

For 2001, capital requirements for our expansion plans mentioned above, as well as other capital requirements are estimated to be approximately $600 million.

We have not purchased any shares through our share repurchase program during the first six months of fiscal 2001. We purchased 31 million shares of common stock for $449 million during the first six months of fiscal 2000.

Weighted-average diluted shares outstanding decreased to 208 million during the first six months of fiscal 2001 from 224.6 million during the same period in fiscal 2000, due primarily to the impact of shares repurchased under our share repurchase program.

Toysrus.com has a 10-year strategic alliance with Amazon.com to create a co-branded toy and video games on-line store, which was launched in the third quarter of 2000, a co-branded baby products on-line store, which was launched in May 2001, and a co-branded creative and learning products on-line store, which was launched in July 2001. Under this alliance, Toysrus.com and Amazon.com are responsible for specific aspects of the on-line stores. Toysrus.com is responsible for merchandising and content for the co-branded stores. Toysrus.com also identifies, buys, owns and manages the inventory. Amazon.com handles web site development, order fulfillment, customer service, and the housing of Toysrus.com's inventory in Amazon.com's U.S. distribution centers.

As a result of the transition to the co-branded site in fiscal 2000, the company's Toysrus.com subsidiary recorded non-recurring costs and charges, before minority interest, totaling approximately $118 million, $10 million of which were included in cost of sales and $108 million of which were included in selling, general and administrative expenses, primarily relating to the closure of three distribution centers, the write-off of web site assets, as well as other costs associated with migrating data and merchandise to the new site and facilities. At August 4, 2001, Toysrus.com has remaining reserves of approximately $72 million, primarily related to exit costs for distribution centers. Management believes these reserves to be reasonable estimates of what is required to complete these initiatives.

We recorded a pre-tax gain of $315 million in the first quarter of 2000, resulting from the initial public offering of shares of Toys - Japan. As a result of this transaction, our ownership percentage in the common stock of Toys
- Japan was reduced from 80% to 48%. Toys - Japan is a licensee of ours.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
           ==================================================================
                                   (continued)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after July 1, 2001, and changes the criteria for recognizing intangible assets apart from goodwill. SFAS No. 141 requires any business combination initiated after June 30, 2001 to be accounted for by the purchase method of accounting.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 stipulates that goodwill and indefinite lived intangible assets will no longer be amortized, but instead will be periodically reviewed for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the provisions of this statement will be effective at the beginning of our fiscal year 2002, when we will be required to adopt SFAS No. 142. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of $8 million ($0.04 per share) per year. The adoption of this SFAS 142 is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, which was adopted by us effective February 4, 2001. This standard requires that all derivatives be recorded in the balance sheet at fair value and that all changes in fair value be recognized currently in earnings unless specific hedge criteria are met. The cumulative effect of adoption was not material to our consolidated financial condition, results of operations or cash flow.

The countries in which we own assets and operate stores are politically stable. However, we are exposed to market risk from potential changes in interest rates and foreign exchange rates. We regularly evaluate these risks and have taken the following measures to mitigate these risks: our foreign exchange risk management objectives are to stabilize cash flow from the effects of foreign currency fluctuation; we will, whenever practical, offset local investments in foreign currencies with borrowings denominated in the same currencies; we also enter into foreign exchange contracts or purchase options to eliminate specific transaction risk.

We purchases forward exchange contracts to minimize potential foreign currency exchange risk related to our import merchandise purchase program. These forward exchange contracts are designated as foreign currency cash flow hedges, as defined by SFAS No. 133, and are effective as hedges.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
        ==================================================================
                                   (continued)


Changes in the effective portion of the fair value of these forward exchange contracts are included in other comprehensive income until the hedged transactions are completed. Once the hedged transaction is completed, the unrealized gain or loss on the forward contract is reclassified from accumulated other comprehensive income to earnings. We had not realized any material gain or loss related to these transactions for either the second quarter or the six months ended August 4, 2001.

All forward exchange contracts that were designated as cash flow hedges as of August 4, 2001 will mature by the end of fiscal 2001. The related unrealized gain included in other comprehensive income at August 4, 2001 was not material to our consolidated financial condition.

We continue to hedge certain intercompany receivables and payables by entering into forward exchange contracts. Gains and losses on these contracts are largely offset by the gains and losses on the underlying hedged items. These forward exchange contracts have not been designated for hedge accounting under SFAS No. 133.

On July 19, 2001, we entered into interest rate swap agreements on its $500 million outstanding 7.625% notes, due August 1, 2011, and its $250 million outstanding 6.875% notes, due August 1, 2006. Under these agreements, we will pay interest at a variable rate in exchange for fixed rate payments, effectively transforming the debentures to floating rate obligations. This swap is designated as a perfectly effective fair value hedge, as defined by SFAS No.
133. Changes in the fair value of the interest rate swap perfectly offset changes in the fair value of the fixed rate debt due to changes in market interest rates. As such, there was no ineffective portion to the hedge recognized in earnings during the period.

On February 13, 2001, we borrowed 500 million EURO through the public issuance of a EURO bond bearing interest at 6.375% per annum. The obligation was swapped into a $466 million fixed rate obligation with an effective rate of 7.43% per annum with interest payments due annually and principal due February 13, 2004. This cross currency swap is designated as a cash flow hedge, as defined by SFAS No. 133, and is effective as a hedge.

We entered into a Swiss franc floating rate loan with a financial institution in January 1999, due January 2004. We also entered into a contract to swap US dollars to Swiss francs, with in the exact terms of the original loan. This cross currency swap has been designated as a foreign currency fair value hedge, as defined by SFAS No. 133, and is effective as a hedge.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
          ==================================================================
                                   (continued)


Forward-Looking Statements
This Form 10-Q contains "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. We may also make forward-looking statements in our other documents filed with the Securities and Exchange Commission, our annual report to shareholders, our proxy statement and in our press releases. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements involve risks and uncertainties that exist in our business that could render actual outcomes and results materially different than predicted. Our forward-looking statements are based on assumptions about many factors, including, but not limited to, ongoing competitive pressures in the retail industry, changes in consumer spending, general economic conditions in the United States and other jurisdictions in which we conduct business (such as interest rates, inflation and consumer confidence) and normal business uncertainty. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the actual outcome of numerous factors. The forward-looking statements speak only as of the date they are made, and we undertake no obligation to update these statements. Our actual results may differ materially from those contained in any forward-looking statement.

                          PART II - OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders

                  At our Annual Meeting on June 6, 2001 all nominees for director were elected to a one year term.

                  The following table sets forth the vote of the shareholders with respect to the election of directors.

                                       Votes For                Votes Withheld
RoAnn Costin .......................   156,513,556              1,878,590
John H. Eyler, Jr ...................  156,565,892              1,826,254
Michael Goldstein .................... 155,873,823              2,518,323
Calvin Hill .........................  156,565,374              1,826,772
Nancy Karch ...........................156,565,325              1,826,821
Shirley Strum Kenny ...................156,564,886              1,827,260
Charles Lazarus .......................156,557,476              1,834,667
Norman S. Matthews ....................156,564,806              1,827,340
Arthur B. Newman ......................156,566,042              1,826,104

In addition, the shareholders voted upon and approved our 2001 Stock Option and Performance Plan. The vote on the proposal was as follows:

Votes For         Votes Against           Abstentions                Non-Votes
---------         -------------           -----------                ---------
89,922,369          67,055,773              1,413,984               39,129,914

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:
                           None

                  (b)      Report on Form 8-K

                           On July 13, 2001, we announced plans to offer U.S. dollar notes through a private placement with institutional investors.

                           On July 24, 2001, we successfully closed our previously announced plans to offer U.S. dollar notes through a private placement with institutional investors.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










         Date:  September 14, 2001        Toys "R" Us, Inc.
                                          -------------------------------------
                                          (Registrant)






                                           s/ Louis Lipschitz
                                           ------------------------------------
                                          (Signature)
                                          Louis Lipschitz
                                          Executive Vice President and
                                          Chief Financial Officer