Form 10-Q
period 2001-11-03
TOYS R US INC
filed 2001-12-18
CIK 1005414

================================================


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

                            For the quarterly period ended November 3, 2001



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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

196,713,430 shares of the registrant's Common Stock were outstanding on December 10, 2001.


                             ==================================================

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


SIGNATURES...................................................................20






                              TOYS "R" US, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                         ==========================================
                                       (In millions)

ASSETS                                     November 3,  October 28, February 3,
------
                                                2001         2000        2001
                                         ------------- ------------- ----------

Current Assets:
 Cash and cash equivalents                  $    420      $     452     $   275
 Accounts and other receivables                  157            145         225
 Merchandise inventories                       3,547          3,296       2,307
 Prepaid expenses and other current assets       103             85         100
                                         ------------ ------------- -----------
   Total current assets                        4,227          3,978       2,907

Property and equipment, net                    4,484          4,132       4,257
Other assets                                     526            455         478
Goodwill, net                                    351            364         361
                                         ------------ ------------- -----------
                                           $   9,588     $    8,929    $  8,003
                                        ============= ============= ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Short-term borrowings                     $    966     $    1,495      $   121
 Accounts payable                             2,023          1,848        1,152
 Accrued expenses and
   other current liabilities                    576            531          837
 Income taxes payable                           177            154          241
                                         ------------ ------------- -----------
    Total current liabilities                 3,742          4,028        2,351

Long-term debt                                1,914          1,141        1,567
Deferred income taxes                           402            351          402
Other liabilities                               190            204          195

Minority interest in Toysrus.com                 59             53           70

Stockholders' equity                          3,281          3,152        3,418
                                        ------------- ------------- -----------
                                          $   9,588     $    8,929     $  8,003
                                        ============= ============= ===========

                See notes to condensed consolidated financial statements.






                         TOYS "R" US, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               ===================================================
                      (In millions, except per share data)

                                     13 Weeks Ended         39 Weeks Ended
                                  -------------------      ----------------
                               November 3,  October 28,  November 3, October 28,
                                   2001         2000          2001        2000
                              ------------  ------------  -----------  --------

Net sales                      $   2,178    $   2,220    $   6,260    $   6,533
Cost of sales                      1,468        1,522        4,224        4,481
                               -----------  ------------  -----------  --------

  Gross Margin                       710          698        2,036        2,052

Selling, general and
  administrative expenses            670          703        1,864        1,844
Depreciation and amortization         79           68          225          207

                               -----------  ------------  -----------  --------
     Total Operating Expenses        749          771         2,089       2,051
                               -----------  ------------  -----------  --------

     Operating (Loss) / Earnings     (39)         (73)         (53)           1

Other income (expense):
     Interest expense - net          (30)         (29)         (90)        (75)
     Gain from IPO of Toys - Japan    -            -              -         315
                               -----------  ------------  -----------  --------

(Loss) / earnings before
  income taxes                       (69)        (102)        (143)         241
Income taxes                         (25)         (37)         (52)          88

                               -----------  ------------  -----------  --------

Net (loss) / earnings           $    (44)    $    (65)     $    (91)   $    153
                               ===========  ============  ===========  ========


Basic (loss) / earnings
per share                       $   (0.22)   $   (0.32)    $   (0.46) $    0.71

                               ===========  ============  ===========  ========
Weighted average
 basic shares outstanding          197.6        202.6         197.9       215.7
                               ===========  ============  ===========  ========


Diluted (loss) /
 earnings per share            $   (0.22)    $   (0.32)    $   (0.46) $    0.70

                              ===========  ============  ===========  =========
Weighted average
 diluted shares outstanding       204.6         207.9         206.8       219.6
                              ===========  ============  ============  ========




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

                                                         39 Weeks Ended
                                                       ------------------
                                                 November 3,        October 28,
                                                      2001              2000
                                                ------------      ------------


Cash Flows from Operating Activities:
Net (loss) / earnings                             $   (91)             $    153
Adjustments to reconcile net (loss) / earnings
 to net cash from operating activities:
    Depreciation and amortization                     225                   207
    Deferred income taxes                              -                     33
    Minority interest in Toysrus.com                  (11)                 (25)
    Gain from initial public offering of Toys - Japan   -                 (315)
    Toysrus.com related non-cash charges                -                    81
    Changes in operating assets and liabilities:
      Merchandise inventories                      (1,253)              (1,492)
      Accounts payable and
       other operating liabilities                    548                   355
      Other operating assets                           22                  (74)
                                                   ------------    ------------
Net cash from operating activities                   (560)              (1,077)
                                                   ------------    ------------
Cash Flows from Investing Activities:
Capital expenditures, net                            (468)                (245)
Net proceeds from sale of Toys - Japan common stock    -                    267
Reduction in cash due to
 deconsolidation of Toys - Japan                       -                   (15)
                                                   ------------    ------------
Net cash from investing activities                   (468)                    7
                                                   ------------    ------------
Cash Flows from Financing Activities:
Short-term borrowings, net                            379                 1,326
Long-term borrowings                                1,214                   147
Long-term debt repayment                             (401)                 (37)
Exercise of stock options                              19                     -
Proceeds received from investors in Toysrus.com        -                     77
Issuance of stock warrants                             -                     10
Share repurchase program                              (44)                (618)
                                                   ------------    ------------
Net cash from financing activities                   1,167                  905
                                                   ------------    ------------

Effect of exchange rate changes on cash
 and cash equivalents                                    6                   33
Cash and cash equivalents:
Increase/ (decrease) during period                     145                (132)
Beginning of period                                    275                  584
                                                   ------------    ------------
End of period                                     $    420            $     452
                                                   ============    ============

Supplemental disclosures of cash flow information:
Net income tax refunds                            $    (6)           $     (22)

                                                   ============    ============
Interest paid                                     $    65            $       94
                                                   ============    ============

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

2.       Reclassification
         Certain amounts in the financial statements for the quarter and nine months ended October 28, 2000 have been reclassified to conform to the financial statement presentation for the quarter and nine months ended November 3, 2001.

3.       Commercial paper
         Commercial paper of $368 million was classified as long-term debt at October 28, 2000 and February 3, 2001 as the company maintained long-term committed credit agreements to support these borrowings and intended to refinance them on a long-term basis through commercial paper borrowings. During July 2001, the company issued an aggregate of $750 million of notes and used the proceeds to repay a portion of its outstanding commercial paper, of which $368 million was classified as long-term. Additionally, commercial paper of $963 million and $1,464 million are included in short-term borrowings at November 3, 2001 and October 28, 2000, respectively.

4.       Comprehensive income
         Comprehensive loss was $48 million and $132 million for the third quarters ended November 3, 2001 and October 28, 2000, respectively. Comprehensive loss was $124 million for the 39 weeks ended November 3, 2001 and comprehensive income was $52 million for the 39 weeks ended October 28, 2000, respectively. Variances between comprehensive income / loss and net income / loss for each of the preceding periods is primarily due to the change in foreign currency translation.

5.       Gain from initial public offering of Toys - Japan, Ltd.
         -------------------------------------------------------
         The company recorded a pre-tax gain of $315 million in the first quarter of fiscal 2000 resulting from the initial public offering of shares of Toys - Japan. As a result of this transaction, the company's ownership percentage in the common stock of Toys - Japan was reduced from 80% to 48%. Toys - Japan is a licensee of the company.

                      TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
              ==========================================================


6.       Investment in Toys - Japan
         The company accounts for its investment in the common stock of Toys - Japan on the "equity method" of accounting since the initial public offering of Toys - Japan on April 24, 2000. At November 3, 2001, the quoted market value of the company's investment in Toys - Japan was $372 million, which exceeds the carrying value of the investment. The valuation represents a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale.

7.       Toysrus.com
         Toysrus.com has a 10-year strategic alliance with Amazon.com to operate a co-branded toy and video games on-line store, which was launched in the third quarter of 2000, a co-branded baby products on-line store, which was launched in May 2001, and a co-branded creative and learning products on-line store, which was launched in July 2001. Under this alliance each company is responsible for specific aspects of the on-line stores. Toysrus.com is responsible for merchandising and content for the co-branded stores. Toysrus.com also identifies, buys, owns and manages the inventory. Amazon.com handles web site development, order fulfillment, customer service, and the housing of Toysrus.com's inventory in Amazon.com's U.S. distribution centers.

         As a result of the transition to the co-branded site in fiscal 2000, the company's Toysrus.com subsidiary recorded non-recurring costs and charges, before minority interest, totaling approximately $118 million, $10 million of which were included in cost of sales and $108 million of which were included in selling, general and administrative expenses, primarily relating to the closure of three distribution centers, the write-off of web site assets, as well as other costs associated with migrating data and merchandise to the new site and facilities. At November 3, 2001, the company has remaining reserves of approximately $42 million, primarily related to exit costs for distribution centers. Management believes these reserves to be reasonable estimates of what is required to complete these initiatives.

8.       Replacement of certain stock option grants with restricted stock
         ------------------------------------------------------------------
         On March 24, 2000, the company authorized the exchange of certain stock options, having an exercise price above $22 per share, for an economically equivalent grant of restricted stock. The exchange, which was voluntary, replaced approximately 14.4 million options with approximately 1.7 million restricted shares. Shares of restricted stock resulting from the exchange vest over a period of three years, with one-half of the grant vesting on April 1, 2002 and the remainder vesting on April 1, 2003. Accordingly, the company recognizes compensation expense on a straight-line basis throughout the vesting period of the restricted stock. The company recorded $6 million and $5 million of compensation expense related to this restricted stock during the nine months ended November 3, 2001 and October 28, 2000, respectively.

                     TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                ==========================================================


9.       Long-term Debt
         On July 19, 2001, the company issued $500 million of notes bearing interest at 7.625% per annum maturing on August 1, 2011 and $250 million of notes bearing interest at 6.875% per annum maturing on August 1, 2006. Simultaneously, the company entered into interest rate swap agreements. As a result of the interest rate swap agreements, interest on the $500 million notes will accrue at the rate of LIBOR plus 1.5120% per annum and interest on the $250 million notes will accrue at the rate of LIBOR plus 1.1515% per annum. Interest is payable on both notes semi-annually on February 1 and August 1 of each year, commencing on February 1, 2002.

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


         Changes in the effective portion of the fair value of these forward exchange contracts are included in other comprehensive income until the hedged transactions are completed. Once the hedged transaction is completed, the unrealized gain or loss on the forward contract is reclassified from accumulated other comprehensive income to earnings. The company had not realized any material gain or loss related to these transactions for either the third quarter or the nine months ended November 3, 2001.

         All forward exchange contracts that were designated as cash flow hedges as of November 3, 2001 will mature by the end of fiscal 2001. The related unrealized gain included in other comprehensive income at November 3, 2001 was not material to the company's consolidated financial condition.

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

11.      Restructuring and other charges
         In 1998, the company recorded restructuring and other non-recurring charges of $698 million ($508 million net of tax benefits) to strategically reposition its worldwide business. During the third quarter of 2001, the company completed the satisfaction of certain legal obligations, and accordingly, reversed an unused reserve of $5 million. See the company's annual report for the year ended February 3, 2001 for details on these charges. Also, see the section "Management's Discussion and Analysis of Results of Operations and Financial Condition" in this report for an update on the initiatives and the status of related reserves.


                       TOYS "R" US, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               ==========================================================

         During 2001, the company has closed certain under-performing toy stores in the United States and accordingly, has recorded operating charges of $8 million, $6 million of which were recorded in the third quarter of 2001.

         The company believes all reserves are reasonable estimates of what is required to complete the foregoing initiatives.

12.      Segments
         Information related to the various company segments is as follows:
         (In millions)

          ---------------------------------------------------------------------
                                      13 Weeks Ended         39 Weeks Ended
          ---------------------------------------------------------------------
                                November 3,  October 28, November 3, October 28,
                                     2001        2000        2001        2000
          ---------------------------------------------------------------------

 Net sales
  Toys "R" Us - USA            $  1,222       $ 1,323     $ 3,675     $ 3,803
  Toys "R" Us - International       373           339         974         965
  Toys "R" Us - Japan               -              -           -          277
  Babies "R" Us                     368           337       1,079         975
  Toysrus.com                        39            23         103          40
  Kids "R" Us                       176           198         429         473
  -----------------------------------------------------------------------------
  Total                        $  2,178       $ 2,220     $ 6,260     $ 6,533
   ----------------------------------------------------------------------------

 Operating (loss) / earnings
  Toys "R" Us - USA            $   (59)       $    9      $   (23)    $    96
  Toys "R" Us - International       12             7           -           (4)
  Babies "R" Us                     38            32          109          91
  Toysrus.com, net of
    minority interest              (17)         (124)         (59)       (158)
  Other                            (13)            3          (80)        (24)
  -----------------------------------------------------------------------------
  Operating (loss) / earnings      (39)          (73)         (53)          1

    Interest expense, net          (30)          (29)         (90)        (75)
    Gain from IPO of
     Toys "R" Us - Japan            -             -             -         315
  -----------------------------------------------------------------------------
 (Loss) / earnings before
   income taxes                $   (69)       $ (102)      $ (143)      $  241
  -----------------------------------------------------------------------------

         Included in the category classified as "Other" are the results of the Kids "R" Us division and the company's share of the net earnings of Toys - Japan, as well as other corporate related items.

13.      Commitments and contingencies
         See Part II - Item I - Legal Proceedings

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION
          ==================================================================

Results of Operations
Our net sales were $2.2 billion for both the third quarter of 2001 and 2000. For the first nine months of 2001, our net sales were $6.3 billion versus $6.5 billion for the comparable period of 2000. Foreign currency exchange reduced our net sales by approximately $45 million during the first nine months of 2001. Net sales of Toys - Japan are included in our net sales in the first quarter of 2000 and excluded from our net sales thereafter. Our net sales declined 2% for the third quarter and were unchanged for the first nine months of 2001 if both the net sales of Toys - Japan and the impact of foreign currency translation are excluded.

Total enterprise sales were $2.5 billion and $2.6 billion for the quarters ended November 3, 2001 and October 28, 2000, respectively, and $7.3 billion for both the first nine months of fiscal 2001 and 2000, respectively. Total enterprise sales include sales by all stores, whether operated by us, by franchisees, or under joint-venture agreements.

Our consolidated comparable store sales, in local currencies, declined 5% for the third quarter of 2001 and declined 3% for the first nine months of 2001 compared with the same periods in 2000. Comparable store sales for the Toys "R" Us - USA division declined 9% for the third quarter of 2001 and declined 4% for the first nine months of 2001. During 2001, we have been retrofitting our U.S.A. toy store chain to our Mission Possible format and have had a number of stores under construction at any point in time this year. Our Mission Possible format includes an enhanced store layout and improved customer service designed to create a more dynamic selling environment. The disruption caused by this construction, coupled with the events of the September 11th terrorist attacks, as well as a soft retail environment, negatively impacted our sales results this year. International comparable toy store sales, on a local currency basis, increased 7% for the third quarter of 2001 and increased 4% for the nine months of 2001. This increase was primarily driven by our toy stores in the United Kingdom, which reported double-digit comparable store sales gains for the third quarter and first nine months of fiscal 2001. Our Babies "R" Us division reported low-single digit comparable store sales increases for both the third quarter and first nine months of 2001. Toysrus.com reported net sales of $39 million and $103 million for the third quarter and the first nine months of fiscal 2001, respectively, versus $23 million and $40 million for the same periods last year.

For comparability purposes, the following discussion and analysis excludes the impact of Toys - Japan and the non-recurring costs and charges relating to the Toysrus.com/Amazon.com alliance in fiscal 2000.

Consolidated gross margin, as a percentage of sales, improved 70 basis points to 32.6% for the third quarter of 2001 and improved 80 basis points to 32.5% on a year to date basis for 2001, as compared with the same periods last year. Gross margin for the Toys "R" Us - USA division increased 40 basis points to 30.6% for the third quarter and also increased 110 basis points to 31.3% on a year to date basis. These increases were driven primarily by the expansion of our exclusive merchandise programs.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
         ==================================================================
                                   (continued)

Gross margin for the International division remained flat at for both the quarter and the first nine months of 2001 compared with 2000. Gross margin at our Babies "R" Us division grew 230 basis points to 35.7% for the third quarter and 150 basis points to 34.7% for the first nine months of 2001, primarily due to a favorable shift in the sales mix.

Total selling, general and administrative expenses (SG&A), as a percentage of sales, increased 290 basis points to 30.8% for the third quarter of 2001 compared with the third quarter of last year. On a year to date basis, SG&A increased 270 basis points to 29.8% from the same period last year. SG&A for Toys "R" Us - USA, increased 490 basis points to 31.1% for the third quarter and also increased 360 basis points to 27.8% on a year to date basis, compared with the same periods last year. These increases are primarily due to the investments we are making in our business, such as Mission Possible, certain customer focused initiatives and additional SG&A expenses resulting from the September 11th events, as well as a decline in net sales from 2000. SG&A for the International division, decreased 160 basis points to 26.8% for the third quarter and decreased 120 basis points to 29.6% for the nine months ended November 3, 2001, as compared with the same periods last year. SG&A for the Babies "R" Us division increased 120 basis points to 23.9% for the third quarter 2001 and increased 70 basis points to 23.3% on a year to date basis, compared with the same periods last year. This increase is primarily due to increased payroll costs related to supporting our customer focused initiatives.

Depreciation and amortization increased by $18 million for the first nine months 2001 from the first nine months of 2000, primarily due to the Mission Possible store remodeling program, continued new store expansion and strategic investments to improve management information systems.

Net interest expense increased by $15 million for the first nine months of 2001 from 2000. This increase is mainly attributable to the Mission Possible store remodeling program, the funding of our stock repurchase program and the funding of our Toysrus.com subsidiary.

Foreign currency exchange did not have a significant impact on net earnings for either the third quarter or first nine months of 2001.

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

                              Reserve Balance                   Reserve Balance
Description                       @ 2/03/01         Utilized         @ 11/03/01
--------------------------------------------------------------------------------

Closings/downsizings:
    Lease commitments                $ 49              $ 12                $ 37
    Severance and other closing costs   8                 4                   4
-------------------------------------------------------------------------------
Total restructuring                  $ 57              $ 16                $ 41
-------------------------------------------------------------------------------
Provisions for legal settlements     $ 11              $ 11  *             $  -
-------------------------------------------------------------------------------

*Includes the reversal of a $5 million reserve, as described below.

During the third quarter of 2001, we completed the satisfaction of certain legal obligations, and accordingly, we reversed an unused reserve of $5 million. In 1998, we also recorded charges for markdowns and other charges of $345 million ($229 million net of tax benefits, or $.86 per share), of which $6 million of store closure markdowns remain at November 3, 2001.

During 2001, we have closed certain under-performing toy stores in the United States and accordingly, we have recorded operating charges of $8 million, $6 million of which we recorded in the third quarter of 2001.

We believe all reserves are reasonable estimates of what is required to complete the foregoing initiatives.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION
       ==================================================================
                                   (continued)


Financial Condition
By February 2, 2002, we expect to operate approximately 1,600 stores, consisting of: 702 toy stores in the United States, of which 433 will be in the Mission Possible format; 507 International toy stores (including 224 franchise and joint venture stores); 184 Kids "R" Us children's clothing stores; 165 Babies "R" Us stores and 42 Imaginarium stores. In addition, we also sell merchandise through our internet sites at www.toysrus.com, www.babiesrus.com and www.imaginarium.com and through mail order catalogs.

During 2001, we replaced our prior unsecured committed revolving credit facility by entering into a new unsecured committed revolving credit facility for $975 million from a syndicate of financial institutions. One third of this facility expires on September 18, 2002 and two thirds expire on September 16, 2006. Cash requirements for operations, capital expenditures and lease commitments will be met primarily through operating activities, issuance of commercial paper and/or additional medium-term financing.

On July 19, 2001, we issued $500 million notes bearing interest at 7.625% per annum maturing on August 1, 2011 and $250 million notes bearing interest at 6.875% per annum maturing on August 1, 2006. Simultaneously, we entered into interest rate swap agreements. As a result of the interest rate swap agreements, interest on the $500 million notes will accrue at the rate of LIBOR plus 1.5120% per annum and interest on the $250 million notes will accrue at the rate of LIBOR plus 1.1515% per annum. Interest is payable on both notes semi-annually on February 1 and August 1 of each year, commencing on February 1, 2002.

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

Net borrowings increased $308 million at November 3, 2001 from October 28, 2000. This increase is due to the remodeling of the toy stores to the Mission Possible format, share repurchases and inventory levels, and the funding of Toysrus.com.

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

The company repurchased 2 million shares of its common stock through its share repurchase program for $44 million during the first nine months ended November 3, 2001, as compared with 41 million shares for $618 million in the same period in 2000.

Weighted-average diluted shares outstanding decreased to 206.8 million during the first nine months of fiscal 2001 from 219.6 million during the same period in fiscal 2000, due primarily to the impact of shares repurchased under our share repurchase program.

Toysrus.com has a 10-year strategic alliance with Amazon.com to operate a co-branded toy and video games on-line store, which was launched in the third quarter of 2000, a co-branded baby products on-line store, which was launched in May 2001, and a co-branded creative and learning products on-line store, which was launched in July 2001. Under this alliance, Toysrus.com and Amazon.com are responsible for specific aspects of the on-line stores. Toysrus.com is responsible for merchandising and content for the co-branded stores. Toysrus.com also identifies, buys, owns and manages the inventory. Amazon.com handles web site development, order fulfillment, customer service, and the housing of Toysrus.com's inventory in Amazon.com's U.S. distribution centers.

As a result of the transition to the co-branded site in fiscal 2000, the company's Toysrus.com subsidiary recorded non-recurring costs and charges, before minority interest, totaling approximately $118 million, $10 million of which were included in cost of sales and $108 million of which were included in selling, general and administrative expenses, primarily relating to the closure of three distribution centers, the write-off of web site assets, as well as other costs associated with migrating data and merchandise to the new site and facilities. At November 3, 2001, Toysrus.com has remaining reserves of approximately $42 million, primarily related to exit costs for distribution centers. Management believes these reserves to be reasonable estimates of what is required to complete these initiatives.

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

Recent Accounting Pronouncements
In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The company will adopt SFAS 144 as of February 3, 2002 and does not expect that the adoption will have a significant effect on the company's consolidated financial condition, results of operations and cash flow.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 stipulates that goodwill and indefinite lived intangible assets will no longer be amortized, but instead will be periodically reviewed for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the provisions of this statement will be effective at the beginning of our fiscal year 2002, when we will be required to adopt SFAS No. 142. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of $8 million ($0.04 per share) per year. The adoption of this SFAS No. 142 is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

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

We purchase forward exchange contracts to minimize potential foreign currency exchange risk related to our import merchandise purchase program. These forward exchange contracts are designated as foreign currency cash flow hedges, as defined by SFAS No. 133, and are effective as hedges.

Changes in the effective portion of the fair value of these forward exchange contracts are included in other comprehensive income until the hedged transactions are completed. Once the hedged transaction is completed, the unrealized gain or loss on the forward contract is reclassified from accumulated other comprehensive income to earnings. We have not realized any material gain or loss related to these transactions for either the third quarter or the nine months ended November 3, 2001.

All forward exchange contracts that were designated as cash flow hedges as of November 3, 2001 will mature by the end of fiscal 2001. The related unrealized gain included in other comprehensive income at November 3, 2001 was not material to our consolidated financial condition.

On July 19, 2001, we entered into interest rate swap agreements on our $500 million outstanding 7.625% notes, due August 1, 2011, and our $250 million outstanding 6.875% notes, due August 1, 2006. Under these agreements, we will pay interest at a variable rate in exchange for fixed rate payments, effectively transforming the debentures to floating rate obligations. This swap is designated as a perfectly effective fair value hedge, as defined by SFAS No.
133. Changes in the fair value of the interest rate swap perfectly offset changes in the fair value of the fixed rate debt due to changes in market interest rates. As such, there was no ineffective portion to the hedge recognized in earnings during the period.

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

We entered into a Swiss franc floating rate loan with a financial institution in January 1999, due January 2004. We also entered into a contract to swap US dollars to Swiss francs, within the exact terms of the original loan. This cross currency swap has been designated as a foreign currency fair value hedge, as defined by SFAS No. 133, and is effective as a hedge.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

Class Action Suits against Toys "R" Us, Inc., et al.

As previously reported in the our report on Form 10-K for the fiscal year ended February 3, 2001, in August 2000 eleven purported class action lawsuits were filed (six in the United States District Court for the District of New Jersey, three in the United States District Court for the Northern District of California, one in the United States District Court for the Western District of Texas and one in the Superior Court of the State of California, County of San Bernardino), against the company and its affiliates Toysrus.com, Inc. and Toysrus.com, LLC. In September 2000, three additional purported class action lawsuits were filed (two in the United States District Court for the District of New Jersey and one in the United States District Court for the Western District of Texas). These actions generally purport to bring claims on behalf of all persons who have visited one or more of the company's web sites and either made an online purchase or allegedly had information about them unlawfully "intercepted," "monitored," "transmitted," or "used." All the suits (except one filed in the United States District Court for the District of New Jersey) also named Coremetrics, Inc. ("Coremetrics"), an internet marketing company, as a defendant.

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

The company moved for a stay of the action in the Superior Court of the State of California, County of San Bernardino pending resolution of the actions filed in federal court. The court granted the company's motion for stay on May 22, 2001. Plaintiff's subsequently voluntarily dismissed the action without prejudice.

The company filed a motion to dismiss plaintiff's federal causes of action on August 3, 2001. On October 9, 2001 the United States District Court, Northern California District, granted in part and denied in part the company's motion to dismiss. The court's order dismissed one cause of action without leave to amend, dismissed a second cause of action with leave to amend and denied the company's motion as to the third cause of action. On October 16, 2001 plaintiff's filed an amended complaint to remedy the defects in the cause of action previously dismissed with leave to amend.





Item 5.           Other Information

                  Stockholder Proposals

                  Sec. 2.1(b) of the company's By-Laws provides for the company to provide notice of an upcoming Annual Meeting of Stockholders at least 100 days in advance of such meeting. Notice is hereby given that the company's 2002 Annual Meeting of Stockholders is expected to be held on June 5, 2002. Pursuant to Sec. 2.1(b) of the By-Laws, stockholder nominations of persons for election to the Board of Directors of the company must be received by the company at its executive office, 461 From Road, Paramus, New Jersey 07652,
                  Attention: Christopher K. Kay, Executive Vice President - General Counsel and Secretary, no later than March 7, 2002 in order to be considered timely.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:
                           None

(b)      Report on Form 8-K
                           None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










         Date:  December 18, 2001                           Toys "R" Us, Inc.
                                                     ------------------------
                                                              (Registrant)






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