Form 10-K
period 2002-02-02
TOYS R US INC
filed 2002-05-03
CIK 1005414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 2, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [v ]

At April 10, 2002, the aggregate market value of voting stock held by non-affiliates was $3,216,191,291 based on the 197,312,349 shares of Common Stock which were outstanding at that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended February 2, 2002 are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2002 are incorporated by reference into Part III of this Form 10-K.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.

Item 1. Business ..........................................................    2
Item 2. Properties ........................................................   11

Item 3. Legal Proceedings .................................................   12

Item 4. Submission of Matters to a Vote of Security Holders ...............   13

PART II

Item 5. Market for the Registrant's Common Stock
          and Related Stockholder Matters .................................   14

Item 6. Selected Financial Data ...........................................   14

Item 7. Management's Discussion and Analysis of
          Results of Operations and Financial Condition ...................   14
Item 7a. Qualitative and Quantitative Disclosures About Market Risk .......   14
Item 8. Financial Statements and Supplementary Data .......................   14
Item 9. Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure ..........................   15

PART III

Item 10. Directors and Executive Officers of the Registrant ...............   16
Item 11. Executive Compensation ...........................................   18
Item 12. Security Ownership of Certain Beneficial
           Owners and Management ..........................................   18
Item 13. Certain Relationships and Related Transactions ...................   19

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K ....................................................   20

                                     PART I

ITEM 1. BUSINESS

We are one of the world's leading retailers of toys, children's apparel and baby products based on our net sales in 2001. As of February 2, 2002, we operated 1,599 retail stores consisting of 1,092 United States locations comprised of 701 toy stores under the name "Toys "R" Us," 184 children's clothing stores under the name "Kids "R" Us," 165 infant-toddler stores under the name "Babies "R" Us", and 42 educational specialty stores under the name "Imaginarium." Internationally, as of February 2, 2002, we operated 507 toy stores, including licensed and franchised stores, under the name "Toys "R" Us." We also sell merchandise through our Internet sites at www.toysrus.com, www.babiesrus.com and www.imaginarium.com. Toys "R" Us, Inc. is incorporated in the state of Delaware.

(a) General Development of the Business

Since inception, Toys "R" Us has built its reputation as a leading destination for toys and children's products. Based upon our net sales in 2001, we are a market share leader in most of the largest markets in which we operate, including the United States, the United Kingdom and Japan. Our toy stores offer approximately 10,000 distinct items year-round, which we believe is more than twice the items found in other discount or specialty stores selling toys. We believe that one of our key competitive advantages, and a differentiating factor in the eyes of our customers, is our broad and deep product selection.

Mission Possible Store Format

In early 2000, in order to further strengthen our market position and enhance the shopping experience of consumers, we embarked on a three-year program to reposition the U.S. toy stores. A key part of this repositioning involves the renovation of the U.S. toy stores to our "Mission Possible" format. This format allows the merchandise to be presented in a more dynamic selling environment and to create a more enjoyable shopping experience for both adults and children. The Mission Possible format enhances store layout by creating lower gondolas, widening the aisles and reorganizing the merchandise in logical categories to improve shopping patterns. In addition, the staff in the Mission Possible stores adheres to an elevated standard of guest service, based on training which focuses on deeper product knowledge and more targeted selling skills. Each Mission Possible store has designated "World Leaders" in each of the major product categories. The World Leaders are senior sales personnel who assist our guests and help to train other sales associates. At the end of 2001, we had completed the renovation of 433 U.S. toy stores to the Mission Possible format. We plan to complete the balance of these renovations by year-end 2002. Approximately 130 to 140 stores will receive a full Mission Possible renovation and approximately 100 stores will receive a partial renovation that includes the addition of an Imaginarium boutique. Although the conversion process is still underway, we believe that Mission Possible stores offer higher productivity, profitability and return on investment measures relative to non-renovated locations.

Times Square Flagship Store

In November 2001, we opened the new Times Square flagship store in New York City. This 110,000 square foot, multi-level store offers families a vast array of toys and dramatic retail attractions including a 60-foot tall, indoor Ferris Wheel. During its first six weeks of operation, an estimated two million shoppers visited Toys "R" Us Times Square to see The Center of the Toy Universe(TM). In addition, we believe that our flagship store provides us with increased visibility for the Toys "R" Us brand, an effective platform for new product launches, and also serves to further strengthen our standing with the vendor community.

Other Growth Initiatives

In mid-2001, we began testing a concept called "Toys "R" Us Toybox" in a limited number of grocery stores. The Toys "R" Us Toybox consists of approximately 500 to 1,000 square feet containing small toy items with price points generally below $25. The results of the initiative are currently in the process of being evaluated. In 2002, we also plan to open selected stores that are intended to serve secondary and tertiary markets by combining Toys "R" Us, Kids "R" Us and Babies "R" Us in a 40,000 to 45,000 square foot format. Tests of other new growth initiatives are also in development.

Restructuring and Other Charges

On January 28, 2002, we announced the planned closing of 37 Kids "R" Us stores and 27 Toys "R" Us stores, the elimination of 1,900 store and headquarters positions and the consolidation of the five New Jersey store support center facilities into our new headquarters in Wayne, New Jersey. In conjunction with these actions, we recorded restructuring and other charges totaling $237 million on a pre-tax basis. Of this $237 million, $79 million was associated with facilities consolidation, severance and other actions designed to improve efficiency in the store support functions. Expected costs associated with store closings were $73 million for Kids "R" Us stores and $85 million for Toys "R" Us stores, of which $27 million were recorded in cost of goods sold. We also reversed $24 million of previously accrued charges that, after final evaluation, have been deemed no longer needed. Accordingly, based on these actions, we recorded restructuring and other charges that total $213 million pre-tax, or $126 million after-tax, in the fourth quarter of 2001. These actions are expected to increase free cash flow in 2002 and beyond and to yield improvements to pre-tax earnings of approximately $25 million in 2002, and approximately $45 million annually beginning in 2003. Payroll savings associated with changes in support functions are expected to account for $30 million of the $45 million. The Wayne facility will enable us to implement a shared-services model across a range of finance, human resources, administration and other support functions. The shared-services model is expected to improve the efficiency and cost-effectiveness of our operations and support future growth initiatives. The expected savings and results of this restructuring are based on management's assumptions and are subject to inherent risk and uncertainties. We cannot assure that these savings and results will be achieved or that the results will not be different. Further details of the above charges are described in Management's Discussion and Analysis of Results of Operations and Financial Condition and Notes to Consolidated Financial Statements on pages 24, 25, 40 and 41, respectively, in our 2001 Annual Report, which sections are incorporated herein by reference.

During 1998, we announced strategic initiatives to reposition our worldwide business, and recorded restructuring and other charges of $353 million. These strategic initiatives included the closing/downsizing of certain toy stores, distribution centers and administrative functions. We also recorded certain changes in accounting estimates and provisions for legal settlements. The remaining reserves related to these charges were $31 million at February 2, 2002. The remaining reserves, primarily related to long-term lease commitments, will be utilized during 2002 and thereafter. Refer to Management's Discussion and Analysis of Results of Operations and Financial Condition and Notes to Consolidated Financial Statements on pages 25, 40 and 41, respectively, in our 2001 Annual Report for other actions taken with respect to the restructuring and other charges recorded during 1998.

We have substantially completed our restructuring program that was announced in 1995, with the exception of long-term lease commitment reserves that will be utilized throughout 2002 and thereafter. Refer to Management's Discussion and Analysis of Results of Operations and Financial Condition and Notes to Consolidated Financial Statements on pages 25, and 41, respectively, in our 2001 Annual Report for details of fiscal 2001 reversal of unused reserves established in the 1995 restructuring program.

The initiatives, and other charges described above have had a positive effect on the company's Economic Value Added or "EVA(R)". EVA(R) is the management system that we adopted to determine whether our business initiatives and investments provide an adequate return on investment.

Initial Public Offering of Toys "R" Us - Japan Ltd. ("Toys - Japan")

On April 24, 2000, we completed the initial public offering in Japan of shares of Toys - Japan. As a result of this transaction, our ownership percentage in the common stock of Toys - Japan was reduced from 80% to 48%. We are no longer in a position to exert control over operations of Toys - Japan. Accordingly, we no longer consolidate the financial statements of Toys - Japan. Toys - Japan operates as a licensee of ours. We have accounted for our investment in the common stock of Toys - Japan under the equity method of accounting since April 24, 2000. For further discussion of this transaction refer to Management's Discussion and Analysis of Results of Operations and Financial Condition and to Notes to Consolidated Financial Statements on pages 27 and 41, respectively, in our 2001 Annual Report.

On-line Retailing Strategic Initiatives

As part of our strategy to become the global leader in the on-line retail market for toys, children's and baby products, several major strategic initiatives were implemented during 2000.

On February 24, 2000, we entered into a partnership agreement with SOFTBANK Venture Capital and affiliates ("SOFTBANK") which included an investment of $60 million in Toysrus.com for a 20% ownership interest. Subsequent to that date, Toysrus.com received additional capital contributions totaling $37 million from SOFTBANK representing its then proportionate share of funding required for the operation of Toysrus.com.

In August 2000, Toysrus.com entered into a 10-year strategic alliance with Amazon.com to create a co-branded toy and video game on-line store, which was launched in September 2000. In addition, a co-branded baby products on-line store was launched in May 2001 and a co-branded creative and learning products on-line store launched in July 2001. Toysrus.com is responsible for merchandising and content for the co-branded stores and identifies, purchases, owns and manages the inventory. Amazon.com handles site development, order fulfillment, customer service and the housing of Toysrus.com's inventory in Amazon.com's U.S. distribution centers.

For further discussion of Toysrus.com refer to Management's Discussion and Analysis of Results of Operations and Financial Condition and to Notes to Consolidated Financial Statements on pages 27 and 39, respectively, in our 2001 Annual Report.

Acquisition of Imaginarium Toy Centers, Inc.

On August 20, 1999, we acquired all of the capital stock of Imaginarium Toy Centers, Inc., ("Imaginarium") an educational specialty retailer, for approximately $43 million in cash and the assumption of certain liabilities. We believe this acquisition accelerated our strategy to establish a leadership position in the learning and educational category by incorporating "Imaginarium" sections into certain existing and future Mission Possible format stores. In addition, this division operated 42 leased store locations in 12 states under the "Imaginarium" brand name as of February 2, 2002. We accounted for the acquisition under the purchase method of accounting and the results of Imaginarium operations have been combined with our results from the date of acquisition. The operating results of Imaginarium from the date of acquisition are not material to our overall results.

(b) Financial Information About Industry Segments

Information about industry segments, as set forth in the Notes to the Consolidated Financial Statements on pages 39 and 40 of our 2001 Annual Report, is incorporated herein by reference.

(c) Narrative Description of the Business

Toys "R" Us - United States

Toys "R" Us - United States ("Toys "R" Us") operates in 49 states and Puerto Rico and sells toys, plush, games, bicycles, sporting goods, VHS and DVD movies, electronic and video games, small pools, books and educational and development products, infant and juvenile furniture and electronics, as well as educational and entertainment computer software for children.

We seek to differentiate ourselves from competitors on several key dimensions including product, presentation, service, in-store experience, and marketing. One important component of this strategy is to offer consumers a broad and deep selection of merchandise, including both nationally branded and exclusive products. We believe we offer an unparalleled selection of popular national brands such as Barbie, G.I. Joe, Lego and Fisher Price, including many SKUs which are unique to, or launched at, Toys "R" Us. Several exclusive vendor alliances and a broad selection of private label products further differentiate these unique merchandise offerings. Over the past two years, we have announced exclusive branded product agreements with Animal Planet, Home Depot,

Scholastic and OshKosh B'Gosh, enabling us to offer products that consumers will not find elsewhere. Together with Universal Studios Consumer Products Group and Amblin Entertainment, we have also announced a three-year merchandise program to support the 20th anniversary of Steven Spielberg's E.T., The Extra-Terrestrial, and Universal's re-release of the film in March 2002. A range of exclusive E.T. products across all of our divisions have been developed, and we recently introduced these products worldwide in Toys "R" Us, Kids "R" Us and Imaginarium stores, as well as on Toysrus.com. In addition to exclusive vendor alliances, we offer a broad assortment of private label merchandise under the names of Animal Alley, Fast Lane, Fun Years and Dream Dazzlers in Toys "R" Us stores, K.R.U., New Legends and Miniwear Classics in Kids "R" Us stores, and Especially for Baby, Koala Baby and Baby Trend in Babies "R" Us stores. We continually seek to strengthen the "core merchandise content" (our top 1,500 selling items) to allow consistent comparable store for store sales growth and to lessen the dependence on "hot" merchandise items to drive sales. By focusing on the core merchandise, we believe that we can maintain strong relationships with our vendors by allowing them to better plan production and meet agreed upon delivery timetables. This approach helps to ensure us a sufficient supply of core merchandise items and allows us to satisfy our consumer's demand for these items.

To further enhance the shopping experience of consumers, we utilize a merchandise "world" concept in the U.S. toy stores. Each world has its own unique customer franchise from juvenile to electronics and video products. Each world establishes its own business plan and has a complete support team to develop its business from product sourcing to advertising and promotion. As noted above, each Mission Possible store also has designated "World Leaders" in each of the major product categories. The World Leaders are senior sales personnel who assist our guests and help train other sales associates. The worlds presently consist of the following;

      o R Zone (video game hardware and software, electronics, computer software, related products and VHS and DVD movies);

      o     Action Central (vehicles, action figures, and other products);

      o Dolls and Dress up (collectibles, accessories and lifestyle products);

      o Seasonal (Christmas, Halloween, summer, bikes, sports, playsets, and other seasonal products);

      o     Juvenile (baby products and newborn to age four apparel);

      o Imaginarium (educational and developmental products, accessories, games and puzzles); and

      o Apparel (shops within 273 combo stores with sizes ranging from newborn to age ten). A combo store is a Toys "R" Us store with approximately 5,500 square feet dedicated to apparel.

As of February 2, 2002, we operated 701 U.S. toy stores. These stores conform to the prototypical designs consisting of approximately 30,000 to 45,000 square feet of space and are typically freestanding units or located in strip centers. This division also operated 42 Imaginarium stand-alone stores. An Imaginarium boutique has also been incorporated into each of the 433 renovated Mission Possible stores. We opened one new toy store in Times Square in New York City while closing ten U.S. toy stores in 2001.

Toys "R" Us - International

Toys "R" Us - International ("International") operates, licenses or franchises toy stores in 28 countries outside the United States. These stores generally conform to traditional prototypical designs similar to those used by Toys "R" Us. International also employs computerized inventory systems similar to those utilized by Toys "R" Us. International introduced new proprietary brands and shopping "worlds" that have been successful in the United States within some store locations in 2001. The worlds included Imaginarium boutiques, which are known as "World of Imagination" in some geographies, and a Babies "R" Us boutique in some stores.

As of February 2, 2002, International operated 282 stores and licensed or franchised 225 stores. International added 24 new toy stores, including licensed or franchised stores, while closing eight stores in 2001. Utilizing demographic data to determine which markets to enter, we intend to add approximately 25 new toy stores in 2002, including approximately 20 licensed or franchised stores.

International has operations in several countries outside the United States, including, among others, the United Kingdom, Canada, Germany and France. International intends to pursue opportunities that may arise in these and other countries. Net sales in these foreign countries (excluding sales by licensees and franchisees) represented approximately 17% of consolidated net sales in 2001. We are subject to the risks inherent in conducting business across national boundaries, many of which are outside our control. These risks include the following;

      o     economic downturns;

      o     currency exchange rate and interest rate fluctuations;

      o changes in governmental policy, including, among others, those relating to taxation;

      o     international military, political and diplomatic incidents;

      o     government instability;

      o     nationalization of foreign assets; and

      o     tariffs and governmental trade policies.

We cannot ensure that one or more of these factors will not negatively affect International and, as a result, harm our business and financial performance.

Kids "R" Us

Kids "R" Us children's clothing stores feature brand name and private label children's clothing. These stores conform to prototypical designs consisting of approximately 15,500 to 21,500 square feet of space and are typically freestanding units or located in strip centers in the United States. As of February 2, 2002, Kids "R" Us operated 184 stand-alone stores. Kids "R" Us is also responsible for sourcing the apparel in Toys "R" Us/Kids "R" Us combo stores and Babies "R" Us stores. Our Toys "R" Us/Kids "R" Us "combo" stores are an important part of Kids "R" Us' strategy for improving its store formats. A combo store is a toy store that combines our toy offering with approximately a 5,500 square foot apparel offering. We believe that the new prototypes, discussed below, and combo stores represent the optimal strategic choices for the Kids "R" Us Division. Consequently, a decision was made to close 37 Kids "R" Us stores as described in the "Restructuring and Other Charges" section above. In almost all of these locations, the nearest Toys "R" Us store will be converted to a combo store in tandem with the Kids "R" Us store closing. In addition, we intend to convert other Toys "R" Us stores to combo stores. We currently operate 273 combo stores. By the end of 2002, we plan to have approximately 375 combo stores.

In November 2000, Kids "R" Us completed renovation of a store in Freehold, New Jersey incorporating significant design changes from a traditional Kids "R" Us apparel store to an updated, easier to shop format. We believe that this store format presents our core apparel offering in a fresh, compelling way. In addition, these stores carry an assortment of non-apparel merchandise, such as fashion accessories, bath and body products, cosmetics and home decor. During 2001, ten additional stores were renovated in various locations using the Freehold store as a prototype. Kids "R" Us expects to convert approximately 30 additional stores to this new prototype during 2002. In an effort to improve guest satisfaction, and after market testing, Kids "R" Us added a "Lifestyle Shop" concept in 104 stores. These sections are filled with an assortment of non-apparel merchandise such as fashion accessories, bath and body products, cosmetics, home decor, kids' electronics, Animal Alley plush merchandise and other items.

Babies "R" Us

Babies "R" Us stores target the pre-natal to preschool market by offering up to 35 room settings of juvenile furniture such as cribs and dressers as well as playyards, bumper seats, high chairs, strollers, car seats, infant, toddler and preschool toys, infant plush toys, and gifts. As of February 2, 2002, Babies "R" Us operated 165 juvenile retail locations. All Babies "R" Us stores devote over 5,000 square feet to specialty name brand and private label clothing and offer a wide range of feeding supplies, health and beauty aids and infant care products. In addition, we offer a computerized baby registry service, and we believe that Babies "R" Us registers more expectant parents than any other retailer in the domestic market. The Babies "R" Us stores are designed with low profile merchandise displays in the center of the stores providing a sweeping view of the entire merchandise selection.

Based on demographic data used to determine which markets to enter, we opened 20 Babies "R" Us stores in 2001. As part of our long-range growth plan for this successful concept, we plan to open approximately 20 new Babies "R" Us stores in 2002.

Distribution Centers

In our U.S toy store division our stores are supported by 11 distribution centers. Five of these distribution centers also support our Babies "R" Us stores. The distribution centers average approximately 716,000 square feet each in size and are strategically located throughout the United States to support our stores efficiently.

We also operate six International distribution centers that support our International toy stores and four Kids "R" Us distribution centers that support our Kids "R" Us stores. Our Babies "R" Us stores and our Toys "R" Us/Kids "R" Us combo stores also receive apparel from these Kids "R" Us distribution centers.

Toys "R" Us believes the flexibility afforded by its warehouse/distribution system and by ownership of a majority of its own fleet of trucks to distribute merchandise provides efficiency and capacity to maintain in-stock inventory position at stores. Toys "R" Us utilizes a computerized inventory system that enables management to monitor the current activity and inventory in each region and in each store. This system permits management to allocate merchandise to stores and keep them adequately stocked at all times. In addition, we have accelerated the implementation of our major initiative to improve our supply chain management, which is aimed at optimizing inventory assortment and presentation. We are also expanding our automated replenishment system to maximize inventory turnover.

The distribution centers employ warehouse management systems and material handling equipment that help to minimize overall inventory levels and distribution costs. Certain product processing and ticketing activities are performed at the distribution centers to improve labor efficiency and to allow store employees to concentrate on guest service and store presentation.

Toysrus.com

Toysrus.com sells merchandise to the public via the Internet at www.toysrus.com, www.babiesrus.com and www.imaginarium.com. We opened our virtual doors to the public in June 1998. A redesigned website was launched in May 1999. In July 2000, we launched babiesrus.com, which specializes in baby and infant products. In order to provide better customer service and order fulfillment in the rapid growth and highly seasonal on-line toy retail business, a strategic alliance was formed with Amazon.com and a co-branded toy store was launched in September of 2000. This co-branded store offers a broad selection of toys, games, video game software, video game hardware and other products. In 2001, a redesigned co-branded babiesrus.com site and a new co-branded imaginarium.com site were launched. The alliance combines Toysrus.com's merchandising expertise and trusted brand name with Amazon.com's strengths in web site operations, on-line customer service and reliable fulfillment. Toysrus.com and Amazon.com continue to work closely together to realize efficiencies and to reduce costs in this on-line business.

(d) Trademarks

"TOYS "R" US", "KIDS "R" US", "BABIES "R" US" and "IMAGINARIUM", as well as variations of our family of "R" Us marks either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. We believe that our rights to these properties are adequately protected.

(e) Seasonality

Our business is highly seasonal with net sales and earnings generally highest in the fourth quarter. During the last three fiscal years, more than 40% of net sales and the substantial portion of the operating earnings have been generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. If less than satisfactory net sales are achieved during the key fourth quarter, we may not be able to compensate sufficiently for lower net sales during the first three quarters of the year.

See the section, "Quarterly Financial Data", contained on page 44 of our 2001 Annual Report, which section is incorporated herein by reference.

(f) Working Capital

We have significant liquidity and capital requirements, and we depend on the ability to generate cash flow from operations, borrow funds, and issue securities in the capital markets. Although we currently retain lower-tier investment grade ratings from each of the rating agencies, future rating agency actions could affect the ability to obtain financing on satisfactory terms. We currently have adequate sources of liquidity and capital resources; however, any inability to have access in the future to financing when needed would have a negative effect on results of our operations and financial condition.

For a discussion of our working capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 25 of our 2001 Annual Report, which section is incorporated herein by reference.

(g) Competition

The retailing industry is highly competitive, and our results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, additional store openings and other factors. We compete with discount and mass merchandisers, such as Wal-Mart, Kmart and Target, national and regional chains and local retailers in the market areas we serve. Competition is principally based on price, store location, advertising and promotion, product selection, quality and service. Some of our competitors may have greater financial resources, lower merchandise acquisition costs and lower operating expenses than our company, and we may be unable to compete successfully in the future. If we fail to compete successfully, we could face lower net sales and be required to offer greater discounts to our guests, which could result in decreased profitability.

Most of the merchandise we sell is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy selling areas during the holiday season to build traffic for other store departments. We address these competitive tactics by continually building brand image, offering exclusive product, high value items, and the best available selection of toys and toy related products relative to the discount and mass merchandisers to attract consumers.

In addition, competition in the retail apparel business consists of national and local department, specialty and discount store chains as well as Internet and catalog businesses. Kids "R" Us is vulnerable to demand and pricing shifts and to less than optimal selection as the result of these factors. Kids "R" Us reviews its merchandise assortments in order to identify slow-moving items and uses markdowns to clear such inventory.

(h) Other Risk Factors

We continue to implement a series of customer-oriented strategic initiatives, including renovations of most of the U.S. toy stores to the "Mission Possible" format and expansion of programs to differentiate and strengthen the core merchandise content and service levels. We are also continuing with initiatives to reduce and optimize our operating expense structure. The success of these initiatives will depend on various factors, including the appeal of renovated store formats and new products to customers, competitive conditions and economic conditions. If we are unsuccessful at implementing some or all of our strategic initiatives, we may be unable to retain or attract customers, which could result in lower net sales and a failure to realize the benefit of the sizeable expenditures incurred for these strategic initiatives.

Our financial performance depends on the ability to identify, originate and define product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our toy and other products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. We cannot guarantee the ability to continue to meet changing consumer demands in the future. If we misjudge the market for the products, significant excess inventories for some products and missed opportunities for other products will exist. In addition, because we place orders for products well in advance of purchases by consumers, we could experience excess inventory if consumers purchase fewer products than anticipated.

Sales of toys and other products may depend upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond our control. A decline in consumer spending could, among other things, negatively affect our net sales and could also result in excess inventories, which could, in turn, lead to increased inventory financing expenses. As a result, changes in consumer spending patterns could adversely affect our profitability.

A significant portion of the toys and other products sold by us is manufactured outside the United States, particularly in Asia. As a result, any event causing a disruption of imports, including the imposition of import restrictions or trade restrictions in the form of tariffs or otherwise, could increase the cost and reduce the supply of products available to us, which could, in turn, negatively affect our net sales and profitability.

The retail apparel business fluctuates according to changes in consumer preferences dictated in part by fashion, perceived value and season. These fluctuations affect the merchandise in stock, since purchase orders are made well in advance of the season and at times before fashion trends and "hot" brands are evidenced by consumer purchases.

We depend upon our management information systems in the conduct of our operations. We are in the process of upgrading the inventory management, distribution and supply chain management systems, the point of sale systems and the general ledger systems, as well as other essential information technology. We have spent in excess of $100 million in each of 2001 and 2000 on our systems. Implementation of major new systems and enhancements to existing systems could cause disruptions in our operations. If our major management information systems fail to perform as anticipated, we could experience difficulties in replenishing inventories or in delivering toys and other products to store locations in response to consumer demands. Any of these or other systems-related problems could, in turn, adversely affect our net sales and profitability.

(i) Employees

At February 2, 2002, we employed approximately 71,000 individuals. Due to the seasonality of our business, employment rose to approximately 113,000 during the 2001 Holiday Season.

ITEM 2. PROPERTIES

See the Note, "Leases," in our Notes to Consolidated Financial Statements included on page 36 of our 2001 Annual Report, which note is incorporated herein by reference. Also see the section "Store Locations" on the inside back cover page of our 2001 Annual Report, which section is incorporated herein by reference. The following information related to properties is as of February 2, 2002:

Toys "R" Us - United States

Toys "R" Us either purchases or leases properties depending on the economic terms available. Where properties are leased, Toys "R" Us generally has long-term leases with multiple renewal options.

Toys "R" Us operates 701 toy stores, 438 of which are owned and 263 are leased and 11 distribution centers, seven of which are owned and four are leased. This division also operates 42 Imaginarium stores, all of which are leased. The distribution centers average approximately 716,000 square feet each in size and are strategically located throughout the United States to efficiently service our stores.

We lease corporate offices in Montvale and Paramus, New Jersey and own a corporate office building in Montvale, New Jersey and a data center in Parsippany, New Jersey. Refer to "Restructuring and Other Charges" section above for planned consolidation of store support facilities.

Toys "R" Us - International

International operates 282 stores, excluding 225 licensed or franchised stores, 101 of which are owned and 181 are leased. International also operates six distribution centers of which are five are owned and one is leased.

Kids "R" Us

Kids "R" Us operates 184 stand-alone children's clothing stores, 95 of which are owned and 89 are leased. Kids "R" Us operates four distribution centers, of which two are owned and two are leased. These distribution centers average approximately 158,000 square feet each in size.

Babies "R" Us

Babies "R" Us operates 165 juvenile retail stores, 59 of which are owned and 106 are leased. Babies "R" Us stores are served by existing Toys "R" Us, and Kids "R" Us distribution centers discussed above.

Toysrus.com

Toysrus.com continues to lease a distribution center in Memphis, Tennessee as of February 2, 2002. This distribution center is actively being marketed for sale. Toysrus.com also leases corporate office space in Fort Lee, New Jersey. Refer to "Restructuring and Other Charges" section above for planned consolidation of store support facilities.

ITEM 3. LEGAL PROCEEDINGS

We are a party to the legal proceedings discussed below, which have arisen in the normal course of business. In view of the inherent difficulty of predicting the outcome of litigation and other legal proceedings, we cannot state what the eventual outcome of these pending proceedings will be. It is our opinion, after consultation with outside counsel, that the legal proceedings referred to below will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Class Action Suits against Toys "R" Us, Inc., et al. In August 2000, eleven purported class action lawsuits were filed (six in the United States District Court for the District of New Jersey, three in the United States District court for the Northern District of California, one in the United States District Court for the Western District of Texas and one in the Superior Court of the State of California, County of San Bernardino), against us and our affiliates Toysrus.com, Inc. and Toysrus.com, LLC. In September 2000, three additional purported class action lawsuits were filed (two in the United States District Court for the District of New Jersey and one in the United States District Court for the Western District of Texas). These actions generally purport to bring claims on behalf of all persons who have visited one or more of our web sites and either made an online purchase or allegedly had information about them unlawfully "intercepted," "monitored," "transmitted," or "used." All the suits (except one filed in the United States District Court for the District of New Jersey) also named Coremetrics, Inc. ("Coremetrics"), an internet marketing company, as a defendant.

These lawsuits assert various claims under the federal privacy and computer fraud statutes, as well as under state statutory and common law, arising out of an agreement between us and Coremetrics, alleging that we track our web site users' activities online and share that information with third parties in violation of the law. These suits seek damages in unspecified amounts and other relief under state and federal law.

With Coremetrics we filed a joint application with the Multidistrict litigation panel (the "MDL Panel") to have all of the federal actions consolidated and transferred to the United States District court for the Northern District of California. A hearing on that application was held on November 17, 2000, and all matters have now been consolidated in the United States District Court for the Northern District of California.

We moved for a stay of the action in the Superior Court of the State of California, County of San Bernardino pending resolution of the actions filed in federal court. The court granted our motion for stay on May 22, 2001. Plaintiffs' subsequently voluntarily dismissed the action without prejudice.

We filed a motion to dismiss plaintiffs' federal causes of action on August 3, 2001. On October 9, 2001 the United States District Court, Northern California District, granted in part and denied in part our motion to dismiss. The court's order dismissed one cause of action without leave to amend, dismissed a second cause of action with leave to amend and denied our motion as to the third cause of action. On October 16, 2001 plaintiffs' filed an amended complaint to remedy the defects in the cause of action previously dismissed with leave to amend.

We believe that we have substantial defenses to these claims and plan to vigorously defend ourselves against these lawsuits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of stockholders during the fourth quarter of the fiscal year ending February 2, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market prices and other information with respect to our common stock are hereby incorporated by reference to page 44 of our 2001 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data is hereby incorporated by reference to page 1 of our 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management's Discussion and Analysis of Results of Operations and Financial Condition is hereby incorporated by reference to pages 23 through 29 of our 2001 Annual Report.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative and quantitative disclosures about market risk are hereby incorporated by reference to pages 27 and 28 of our 2001 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are hereby incorporated by reference to pages 30 through 42 of our 2001 Annual Report.

(a)   Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001

(b) Consolidated Statements of Earnings for each of the three years in the period ended February 2, 2002

(c) Consolidated Statements of Cash Flows for each of the three years in the period ended February 2, 2002

(d) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended February 2, 2002

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

Financial statements of our unconsolidated investee (refer to "Initial Public Offering of Toys "R" Us - Japan Ltd. ("Toys - Japan") in Item 1 (a) above) are not submitted because the investee is not considered a "significant subsidiary" as defined in Regulation S-X.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our directors is hereby incorporated herein by reference to the section, "Nominees for the Board of Directors", in our Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2002 ("2002 Proxy Statement").

Executive Officers of the registrant

      (a) The following persons are our Executive Officers as of April 10, 2002, having been elected to their respective offices by our Board of Directors to serve until the election and qualification of their respective successors:

--------------------------------------------------------------------------------
        Name           Age            Position with the registrant
--------------------------------------------------------------------------------
John H. Eyler Jr.      54    Chairman and Chief Executive Officer
--------------------------------------------------------------------------------
John Barbour           42    Executive Vice President and President - Toys "R"
                             Us International
--------------------------------------------------------------------------------
Francesca L. Brockett  42    Executive Vice President - Strategic Planning and
                             Business Development
--------------------------------------------------------------------------------
Michael D'Ambrose      44    Executive Vice President - Human Resources
--------------------------------------------------------------------------------
James E. Feldt         47    Executive Vice President and President
                             Merchandising and Marketing of Toys "R" Us United
                             States Division
--------------------------------------------------------------------------------
Christopher K. Kay     50    Executive Vice President - Operations and General
                             Counsel, Corporate Secretary
--------------------------------------------------------------------------------
Warren F. Kornblum     49    Executive Vice President - Chief Marketing Officer
--------------------------------------------------------------------------------
Louis Lipschitz        57    Executive Vice President - Chief Financial Officer
--------------------------------------------------------------------------------
Richard L. Markee      48    Executive Vice President and President of Specialty
                             Businesses and International Operations
--------------------------------------------------------------------------------
Gregory R. Staley      54    Executive Vice President and President of Toys "R"
                             Us United States Division
--------------------------------------------------------------------------------
Dorvin D. Lively       43    Senior Vice President - Corporate Controller
--------------------------------------------------------------------------------

(b) The following is a brief account of the business experience during the past five years for each of our Executive Officers:

We have employed Mr. Eyler since January 2000. Effective June 2001, he became Chairman of the Board in addition to Chief Executive Officer. From January 2000 to June 2001, he was President and Chief Executive Officer. Prior to his employment with us he served as Chairman and Chief Executive Officer of FAO Schwarz. He had held this position since prior to January 1997.

We have employed Mr. Barbour since August 1999. Effective February 2002, he was appointed our Executive Vice President - President of Toys "R" Us International Division. From August 1999 to February 2002 he served as Chief Executive Officer of Toysrus.com, Inc. From 1997 until August 1999 he served as Sector Head of Satellite Business Group of Hasbro, Inc. From prior to 1997 to August 1999 he served as Chief Executive Officer of OddzOn.

We have employed Ms. Brockett since September 1998. Effective October 2000 she was appointed Executive Vice President - Strategic Planning and Business Development. From September 1998 to October 2000, she was our Senior Vice President - Strategic Planning and Business Development. From August 1997 to September 1998, she was Senior Vice President - Strategic Planning of Tricon Global Restaurants. From prior to January 1997 to August 1997, she was Vice President - Business Development of Taco Bell Corporation.

We have employed Mr. D'Ambrose since April 2001 as Executive Vice President - Human Resources. From September 1997 to January 2001, he served as Senior Human Resources Officer for Citigroup, Inc. From prior to January 1997 to September 1997, he served as Chief Operations Officer of Westwood One, Inc.

We have employed Mr. Feldt since March 1999. Effective March 2000, he was appointed our Executive Vice President and President - Merchandising and Marketing of Toys "R" Us United States Division. From March 1999 to March 2000, he was Executive Vice President - Merchandising of Toys "R" Us United States Division. From May 1997 to February 1999, he was Executive Vice President, Merchandise and Marketing of Value City Department Stores. From prior to January 1997 to April 1997, he was Executive Vice President Merchandising, Allocation and Merchandise Distribution of Hills Department Stores.

We have employed Mr. Kay since September 2000. Effective January 2002, he was appointed Executive Vice President - Operations in addition to General Counsel and Corporate Secretary. From September 2000 to January 2002 he served as Executive Vice President - General Counsel and Corporate Secretary. From prior to January 1997 to September 2000, he was the founding partner of Kay, Gronek & Latham.

We have employed Mr. Kornblum since January 1999. Effective January 2002, he was appointed Executive Vice President - Chief Marketing Officer. From March 2000 to January 2002, he served as Executive Vice President - Worldwide Marketing and Brand Management.

From January 1999 to March 2000, he was Senior Vice President and Chief Marketing Officer. From prior to January 1997 to January 1999, he was Managing Partner of Bozell Worldwide.

We have employed Mr. Lipschitz for more than five years as Executive Vice President and Chief Financial Officer.

We have employed Mr. Markee for more than five years. Effective January 2002, he was appointed Executive Vice President and President - Specialty Businesses and International Operations. From October 1999 to January 2002, he served as Executive Vice President, President of the Babies "R" Us division and Chairman of the Kids "R" Us Division. From prior to January 1997 to October 1999, he served as Executive Vice President, President of the Babies "R" Us Division and President of the Kids "R" Us Division.

We have employed Mr. Staley for more than five years. Effective March 2000, he was appointed President of the Toys "R" Us United States Division. From prior to January 1997 to March 2000, he served as Executive Vice President and President of the Toys "R" Us International Division.

We have employed Mr. Lively since January 2001 as Senior Vice President - Corporate Controller. From October 1998 to January 2001, he was Vice President - Corporate Controller of Reader's Digest Association, Inc. From prior to January 1997 to September 1998, he was Vice President and Chief Financial Officer of Silverado Foods, Inc.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is hereby incorporated by reference to the section "Compliance with Section 16(a)" in our 2002 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is hereby incorporated herein by reference to the sections, "Nominees for the Board of Directors", "Directors' Compensation", "Executive Compensation", "Summary Compensation Table", "Option Grant Table", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Long-Term Incentive Plan - Awards" and "Toys "R" Us Employment Agreements" in our 2002 Proxy Statement. The sections "Executive
Compensation: Report of the Compensation and Organizational Development Committee" and "Stock Performance Graph" in our 2002 Proxy Statement are not incorporated by reference herein. Such sections are furnished solely for information and shall not be deemed to be soliciting material or to be "filed" as a part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the sections, "Questions and Answers, Question 13" and "Directors' and Officers' Ownership of Toys "R" Us Stock", in our 2002 Proxy Statement.

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

      (3) See accompanying Index to Exhibits. We will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit.

(b)   Cautionary Statement Regarding Forward Looking Information

      This Form 10-K contains "forward-looking" statements within the meaning of
      Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. We may also make forward-looking statements in other documents filed with the Securities and Exchange Commission, our annual report to shareholders, our proxy statement and in press releases. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phases such as "anticipate," "estimate," "plan," "expect," "believe," "intend," "foresee," "will," "may," and similar words or phases. These statements discuss, among other things, expected growth, strategy, store openings and renovations, future performance and anticipated cost savings and results of our 2001 restructuring. Such statements involve risks and uncertainties that exist in our operations and business environment that could render actual outcomes and results materially different than predicted. Our forward-looking statements are based on assumptions about many factors, including, but not limited to, ongoing competitive pressures in the retail industry, changes in consumer spending and consumer preferences, general economic conditions in the United States and other jurisdictions in which we conduct business (such as interest rates, currency exchange rates and consumer confidence) and normal business uncertainty. While we believe that our assumptions are reasonable at the time forward-looking statements were made, we caution that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update such statements in light of new information or future events that involve inherent risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statement.

(c)   Reports on Form 8-K

      On January 18, 2002, we announced the extension of the expiration date of our offer to exchange all of our outstanding 7.625% Notes due 2011 for our registered 7.625% Notes due 2011 to January 23, 2002.

      On January 28, 2002, we announced restructuring and other charges totaling $126 million after taxes. Refer to Item 1. (a) above for further details regarding this filing.

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

                                           TOYS "R" US, INC.
                                           (Registrant)

                                           By /s/ Louis Lipschitz
                                              ----------------------------
                                              Louis Lipschitz
                                              Executive Vice President and Chief
                                              Financial Officer

Date: May 3, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of April 2002.

        Signature                                Title
        ---------                                -----
          *                         Chairman and Chief Executive Officer
John H. Eyler Jr.                   (Principal Executive Officer)

/s/ Louis Lipschitz                 Executive Vice President and
-------------------                 Chief Financial Officer
Louis Lipschitz                     (Principal Financial Officer)

/s/ Dorvin D. Lively                Senior Vice President - Corporate Controller
--------------------
Dorvin D. Lively                    (Principal Accounting Officer)

          *
RoAnn Costin                        Director

          *
Roger N. Farah                      Director

          *
Peter A. Georgescu                  Director

          *
Michael Goldstein                   Director

        Signature                                Title
        ---------                                -----
          *
Calvin Hill                         Director

          *
Nancy Karch                         Director

          *
Charles Lazarus                     Director, Chairman Emeritus

          *
Norman S. Matthews                  Director

          *
Arthur B. Newman                    Director

The foregoing constitutes all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

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

        3     i)    Restated Certificate of Incorporation of registrant (filed on January 2, 1996). Incorporated herein by reference to
                    Exhibit 3.1 to the Form 8-B.

             ii)    Amended and Restated By-Laws of registrant (as of January 1,
                    1996). Incorporated herein by reference to Exhibit 3.2 to the Form 8-B. An amendment dated March 11, 1997 to Amended and Restated By-Laws. Incorporated herein by reference to
                    Exhibit 3B to registrant's Annual Report on Form 10-K for the year ended February 1, 1997.

        4     i)    Form of Indenture dated as of January 1, 1987 between
                    registrant and United Jersey Bank, as Trustee, pursuant to which securities in one or more series in an unlimited amount may be issued by registrant. Incorporated herein by reference to Exhibit 4(a) to Registration Statement No.
                    33-11461.

             ii) Form of registrant's 8 3/4% Debentures due 2021. Incorporated herein by reference to Exhibit 4 to registrant's Report on Form 8-K dated August 29, 1991.

            iii) Form of Indenture between registrant and United Jersey Bank, as Trustee, pursuant to which one or more series of debt securities up to $300,000,000 in principal amount may be issued to registrant. Incorporated herein by reference to
                    Exhibit 4 to registrant's Registration Statement No.
                    33-42237.

    Exhibit No.                          Document
    -----------                          --------
        4    iv)    Indenture, dated July 24, 2001, between the registrant and the Bank of New York, as trustee (filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-4, No.
                    333-73800 filed on November 20, 2001 and incorporated herein by reference.

              v) Form of registrant's 6.875% Notes due 2006 and form registrant's 7.25% Notes due 2011 (filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-4, No. 333-73800 filed on November 20, 2001 and incorporated herein by reference.

             vi) Five-Year Credit Agreement, dated as of September 19, 2001, among the registrant, the lenders party thereto, The Bank of New York, as Administrative Agent, Citibank, N.A., and J.P. Morgan Chase Bank, as Co-Syndication Agents, and Credit Suisse First Boston, First Union National Bank, The Dai-Ichi Kangyo Bank, Ltd. And Societe General, as Co-Documentation Agents, and BNY Capital Markets, Inc., as Lead Manager and Book Manager.

            vii) 364-Day Credit Agreement, dated as of September 19, 2001, among the registrant, the lenders party thereto, The Bank of New York, as Administrative Agent, Citibank, N.A., and J.P. Morgan Chase Bank, as Co-Syndication Agents, and Credit Suisse First Boston, First Union National Bank, The Dai-Ichi Kangyo Bank, Ltd. And Societe General, as Co-Documentation Agents, and BNY Capital Markets, Inc., as Lead Manager and Book Manager.

           viii) Lease Agreement dated as of September 26, 2001 between First Union Development Corporation as Lessor and Toys "R" Us, Inc. as Lessee.

             ix) Participation Agreement dated as of September 26, 2001 among Toys "R" Us, Inc., as the Construction Agent and as the Lessee, First Union Development Corporation, as the Borrower and as the Lessor, the various financial institutions and other institutional investors which are parties hereto from time to time, as the Tranche A Note Purchasers, the various banks and other lending institutions which are parties hereto from time to time, as the Tranche B Lenders, the various banks and other lending institutions which are parties hereto from time to time, as the Cash Collateral Lenders, and First Union National Bank, as the Agent for the Primary Financing Parties and, respecting the Security Documents, as the agent for the Secured Parties and First Union National Bank, as the Escrow Agent

    Exhibit No.                          Document
    -----------                          --------
        4     x)    Substantially all other long-term debt of registrant (which other debt does not exceed on an aggregate basis 10% of the total assets of the registrant and its subsidiaries on a consolidated basis) is evidenced by, among other things, (i) commercial paper, (ii) industrial revenue bonds issued by industrial development authorities and guaranteed by registrant, (iii) mortgages held by third parties on real estate owned by registrant, (iv) stepped coupon guaranteed bonds held by a third party and guaranteed by registrant and
                    (v) Euro bond public indebtedness issued to refinance outstanding commercial paper obligations and (vi) yen denominated note payable collateralized by the expected future yen cash flows from license fees from Toys - Japan.
                    Registrant will file with the Securities and Exchange
                    Commission (the "Commission") copies of constituent documents relating to such upon request of the Commission.

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

    Exhibit No.                          Document
    -----------                          --------
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

    Exhibit No.                          Document
    -----------                          --------
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

      10Q*          Amendments to Retention Agreement between Toys "R" Us, Inc.
                    and Gregory R. Staley dated May 6, 1999 and March 2, 2000, respectively. Incorporated herein by reference to Exhibit 10Q to registrant's Annual Report on Form 10-K for the year ended January 29, 2000.

      10R Amended and Restated Rights Agreement, dated as of April 16, 1999, between Toys "R" Us, Inc. and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Rights Certificate and, as Exhibit B, the Summary of Rights to Purchase Common Stock (incorporated herein by reference to Exhibit 1 to registrant's Report on Form 8-K dated April 16, 1999).

    Exhibit No.                          Document
    -----------                          --------
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

      10U* Amended Form of Retention Agreement for Executive Officers of Toys "R" Us, Inc. Incorporated herein by reference to Exhibit 10U to registrant's Annual Report on Form 10-K for the year ended February 3, 2001.

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

    Exhibit No.                          Document
    -----------                          --------
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

     10DD*          Separation and Release agreement between Toys "R" Us, Inc.
                    and Michael G. Shannon dated as of February 27, 2002.

     10EE* Consulting Agreement between Toys "R" Us, Inc. and Michael Goldstein dated as of June 6, 2001.

     10FF Toys "R" Us, Inc. 2001 Stock Option and Performance Incentive Plan effective as of June 6, 2001. Incorporated herein by reference to Exhibit B to registrant's Proxy Statement for the year ended February 3, 2001.

       13 Registrant's Annual Report to Stockholders for the year ended February 2, 2002. Except for the portions thereof that are expressly incorporated by reference into this report, such Annual Report is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this report.

       21           Subsidiaries of registrant.

       23           Consent of Independent Auditors, Ernst & Young LLP.

       24           Power of Attorney, dated in March 2002.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14 (c) hereof.