Form 10-Q
period 2002-05-04
TOYS R US INC
filed 2002-06-17
CIK 1005414

1


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

                               For the quarterly period ended May 4, 2002




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

212,374,020 shares of the registrant's Common Stock were outstanding on June 10, 2002.



===================================================================

                                                       INDEX



                                                                           PAGE

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements


     Condensed Consolidated Balance Sheets.............................      2


     Condensed Consolidated Statements of Operations.............            3


     Condensed Consolidated Statements of Cash Flows...........              4


     Notes to Condensed Consolidated Financial
       Statements............................................................5.



   Item  2.   Management's   Discussion  and  Analysis  of  Results
                          of  Operations  and  Financial
      Condition..............................................................10


PART II - OTHER INFORMATION..........................................        15


SIGNATURES.....................   ...........................................16




                                        TOYS "R" US, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                    ==========================================
                                                   (In millions)

ASSETS                            May 4,            May 5,          February 2,
------
                                  2002              2001              2002
                             ---------------- ------------------ --------------

Current Assets:
 Cash and cash equivalents        $  452       $        291        $     283
 Accounts and other receivables      178                145              210
 Merchandise inventories           2,241              2,353            2,041
 Prepaid expenses and other
             current assets          115                110               97
                            ---------------- ----------------- ----------------
 Total current assets              2,986              2,899            2,631

Property and equipment, net        4,577              4,252            4,544
Goodwill, net                        348                358              348
Other assets                         536                499              553
                           ---------------- ------------------ ----------------
                                 $ 8,447       $      8,008        $    8,076

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Short-term borrowings          $     7         $      641         $     -
 Accounts payable                   931                958              878
 Accrued expenses and
     other current liabilities      560                558              777
 Income taxes payable               256                233              345
                             ---------------    --------------- ---------------
    Total current liabilities     1,754              2,390            2,000

Long-term debt                    2,383              1,566            1,816
Deferred income taxes               447                402              395
Other liabilities                   349                189              398

Minority interest in Toysrus.com     50                 66               53

Stockholders' equity              3,464              3,395            3,414
                           ----------------- ------------------ ----------------
                               $  8,447         $    8,008          $ 8,076
                           ================= ================== ================


                  See notes to condensed consolidated financial statements.




                       TOYS "R" US, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
              ===================================================
                      (In millions, except per share data)

                                  13 Weeks Ended
              -----------------------------------------------------------
                                May 4, 2002                  May 5, 2001
                       -------------------------        ------------------------
Net sales                      $      2,095                 $      2,061
Cost of sales                         1,413                        1,396
                       -------------------------        ------------------------
       Gross Margin                     682                          665

Selling, general and
      administrative expenses           581                          590
Depreciation and amortization            79                           73
                          -----------------------       ------------------------
  Total Operating Expenses              660                          663

   Operating Earnings                    22                            2

     Interest expense - net              28                           30
                         -------------------------      ------------------------

Loss before income tax benefit           (6)                        (28)
 Income tax benefit                      (2)                        (10)
                         -------------------------      ------------------------

Net loss                         $       (4)                   $    (18)
                         ==========================     ========================


Basic and diluted loss
          per share              $     (0.02)                  $   (0.09)
                         ==========================     ========================

Weighted average basic and
 diluted shares outstanding            197.0                       197.6
                         ==========================     ========================

                   See notes to condensed consolidated financial statements.



                       TOYS "R" US, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
              ====================================================
                                  (In millions)

                                                  13 Weeks Ended
                                        -------------------------------------
                                          May 4,2002               May 5,2001
                                         ----------------  -------------------
Cash Flows from Operating Activities:
Net loss                                   $     (4)          $        (18)
Adjustments to reconcile net loss
     to net cash from operating activities:
   Depreciation and amortization                 79                     73
   Minority interest in Toysrus.com              (3)                    (4)
   Other                                           -                    (5)
   Changes in operating assets
                and liabilities:
     Merchandise inventories                    (188)                  (60)
     Accounts payable and
         other operting liabilities             (203)                 (483)
     Other operating assets                       (3)                   60
                                          ----------------  -------------------
Net cash from operating activities               (322)                (437)
                                          ----------------  -------------------

Cash Flows from Investing Activities:
Capital expenditures, net                         (57)                 (97)
                                          ----------------  -------------------

Cash Flows from Financing Activities:
Short-term borrowings, net                          7                   54
Long-term borrowings                              670                  466
Long-term debt repayment                         (135)                   -
Exercise of stock options                           -                   10
                                          ----------------  -------------------
Net cash from financing activities                542                  530
                                          ----------------  -------------------

Effect of exchange rate changes on cash
           and cash equivalents                     6                   20

Cash and Cash Equivalents:
Increase during period                             169                  16
Beginning of period                                283                 275
                                          ----------------  -------------------
End of period                               $      452         $       291
                                          ================  ===================

Supplemental disclosures of cash flow information:
Income tax payments / (refunds), net       $        23         $       (22)
                                          ================  ===================
Interest paid                              $        49     $            25
                                          ================  ===================



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

         The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the company's annual report. Therefore, the interim statements should be read in conjunction with the company's annual report for the fiscal year ended February 2, 2002.

2.       Reclassification
         Certain amounts in the quarter ended May 5, 2001 have been reclassified to conform to the quarter ended May 4, 2002 presentation.

3.       Short-term borrowings
         On May 28, 2002, the company refinanced its short-term borrowings by issuing equity and equity-linked securities, as described in the subsequent event note to the condensed consolidated financial statements, and accordingly, $393 million of commercial paper and $117 million of revolving credit borrowings outstanding at May 4, 2002 have been reclassified to long-term debt.
         At May 5, 2001, the company classified $368 million of commercial paper as long-term debt, as the company maintained long-term committed agreements to support these borrowings and subsequently refinanced these borrowings on a long-term basis. Additionally, commercial paper of $609 was included in short term-borrowings at May 5, 2001.

4.       Comprehensive income
         Comprehensive income / (loss) was $28 million and ($34) million for the quarters ended May 4, 2002 and May 5, 2001, respectively, primarily as a result of the change in foreign currency translation.

5.       Investment in Toys - Japan
         The company accounts for its investment in the common stock of Toys - Japan on the "equity method" of accounting since the initial public offering on April 24, 2000. As part of the initial public offering, Toys - Japan issued 1,300,000 shares of new common stock to the public at a price of 12,000 yen or $113.95 per share. The company's accounting policy for the sales of subsidiaries' stock is to recognize gains or losses for value received in excess of or less than its basis in such subsidiary. At the present time, no similar issuances of subsidiaries' stock are under consideration. The carrying value of the investment is reflected on the condensed consolidated balance sheets as part of "Other assets." At May 4, 2002, the quoted market value of the company's investment was $356 million, which exceeds the carrying value of the investment. The valuation represents a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale.
                                        5


6.       Toysrus.com
         Toysrus.com operates a co-branded toy and video games on-line store, which was launched in the third quarter of 2000 and a co-branded baby products on-line store, which was launched in May 2001 under a strategic alliance with Amazon.com, which expires in 2010. Under this alliance each company is responsible for specific aspects of the on-line stores. Toysrus.com is responsible for merchandising and content for the co-branded stores. Toysrus.com also identifies, buys, owns and manages the inventory. Amazon.com handles web site development, order fulfillment, customer service, and the housing of Toysrus.com's inventory in Amazon.com's U.S. distribution centers.
         The company recognizes revenue for Toysrus.com at the point in time when merchandise is shipped to consumers, in accordance with the shipping terms (FOB shipping point) that exist under the agreement with Amazon.com.

7.       Cost of sales and selling, general and administrative expenses
         ----------------------------------------------------------------
         The significant components of the line item "Cost of sales" include the cost to acquire merchandise from vendors; freight in; markdowns at cost; provision for inventory shortages; and discounts and allowances.
         The significant components of the line item "Selling, general and administrative expenses" include store payroll and related payroll benefits; rent and other store operating expenses; net advertising expenses; costs associated with operating the company's distribution network that primarily relate to moving merchandise from distribution centers to stores; and other corporate-related expenses.

8.       Long-term debt
         On March 19, 2002, the company refinanced a note payable originally due
         2005 and increased the amount outstanding to $160 million from $100 million. This borrowing is repayable in semi-annual installments, with the final installment due on February 20, 2008. The effective cost of this borrowing is 2.23% and is secured by expected future cash flows from license fees due from Toys - Japan.

9.       Restructuring, non-recurring and other charges
         In January 2002, the company recorded restructuring and other charges of $237 million ($126 million net of taxes and after reversals from 1998 and 1995 restructuring charges) for the closing of 37 Kids "R" Us store locations, 27 Toys "R" Us store locations, the consolidation of five store support center facilities and the elimination of approximately 1,900 staff positions at stores and headquarters. See the company's annual report for the year ended February 2, 2002 for details on these charges. The subsequent utilization and remaining reserve balances are as follows:


                             Reserve Balance                    Reserve Balance
Description                     @ 02/02/02         Utilized          @ 05/04/02
----------------------------- --------------- --------------- ------------------
Store Closings:
    Lease commitments                $52            $ -                 $ 52
    Severance                          4              -                    4
    Markdowns                         27              1                   26
Store Support Center Consolidation:
    Lease commitments                 28              -                   28
    Severance                         15              4                   11
----------------------------- ---------------- --------------- -----------------
Total remaining restructuring
        and other charges           $126            $ 5                $ 121


In 2000, the company's subsidiary Toysrus.com recorded $118 million in non-recurring charges as a result of the transition to the co-branded on-line store with Amazon.com. See the company's annual report for the year ended
February 2, 2002 for further descriptions of these charges. Details on the components of these non-recurring costs and charges are detailed below as well as the utilization and remaining reserve balances:


                                                      Reserve
                             Initial     Utilized     Balance          Utilized
Description                   Charge     in 2000     @ 02/03/01        in 2001
------------------------  ----------   -----------    ----------- --------------
Distribution Centers and
Web-site:
  Write-down of property
    and equipment             $ 75        $ 75              $ -          $ -
  Lease commitments             10           1                9            6
  Severance and other costs     23          21                2            2
Inventory Markdowns             10           6                4            4
------------------------- ----------- ----------- ---------------- ------------
Total non-recurring costs
  and charges                $ 118       $ 103             $ 15         $ 12
------------------------- ----------- ----------- ---------------- ------------


                              Reserve                      Reserve
                              Balance        Utilized       Balance
Description                  @ 02/02/02       in 2002     @ 05/04/02
------------------------   ----------------- ----------- -----------------
Distribution Centers and
Web-site:
  Write-down of property
    and equipment                $ -         $ -               $ -
  Lease commitments                3           -                 3
  Severance and other costs        -           -                 -
Inventory Markdowns                -           -                 -
------------------------  ----------------- ----------- -----------------
Total non-recurring costs
and charges                       $3         $ -               $ 3
------------------------  ----------------- ----------- -----------------


In 1998, the company recorded restructuring and other non-recurring charges of $698 million ($508 million net of tax benefits) to strategically reposition its worldwide business. See the company's annual report for the year ended
February 2, 2002 for details on these charges. We recorded $59 million of other charges as part of this restructuring consisting of $35 million related to provisions for legal settlements; $18 million for charges related to the write-off of certain vendor and other receivables; and $6 million of miscellaneous write-offs of other assets that were determined to have no realizable value. The $59 million of other charges had been fully utilized/reversed as of February 2, 2002. The subsequent utilization and remaining reserve balances and are as follows:

                      Reserve Balance                        Reserve Balance
Description             @ 02/02/02         Utilized            @ 05/04/02
------------------ ------------------- ----------------- ----------------------
Closings/downsizings:
  Lease commitments         $25                $ 3                  $ 22
  Severance and
   other closing costs       6                   -                     6
------------------ ------------------- ----------------- ----------------------
Total remaining
   restructuring charges    $31                $ 3                  $ 28




10.      Segments
         Information related to the various company segments is as follows:
         (In millions)
         --------------------------------------------------------------------
                                                     13 Weeks Ended
                                            -----------------------------------
                                             May 4,                May 5,
                                             2002                   2001
         ----------------------------------------------------------------------
         Net sales
             Toys "R" Us - U.S.             $   1,202            $    1,227
             Toys "R" Us - International          307                   285
             Babies "R" Us                        413                   370
             Toysrus.com                           46                    29
             Kids "R" Us                          127                   150
         ----------------------------------------------------------------------
         Total                              $   2,095            $    2,061
         ----------------------------------------------------------------------
         Operating earnings / (loss)
             Toys "R" Us - U.S.             $      25            $       16
             Toys "R" Us - International          (14)                  (12)
             Babies "R" Us                         49                    40
             Toysrus.com, net of
                minority interest                 (14)                  (24)
             Other                                (24)                  (18)
                                           ------------------------------------
         Operating earnings                        22                     2

         Interest expense, net                    (28)                  (30)
         ----------------------------------------------------------------------
         Loss before income tax benefit     $     (6)             $     (28)
         ----------------------------------------------------------------------

         Included in the category classified as "Other" are the operating results of the Kids "R" Us division and equity in the net earnings of Toys - Japan, as well as other corporate related items.

11.      Derivative Instruments and Hedging Activities
         The company is exposed to market risk from potential changes in interest rates and foreign exchange rates. The company continues to regularly evaluate these risks and continues to take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge a variety of risk exposures including interest rate and currency risks.
         The company enters into forward exchange contracts to minimize and manage the currency risks related to its import merchandise purchase program. The company did not realize any material gain or loss related to these transactions in the first quarters of 2002 or 2001. In addition, the unrealized loss included in other comprehensive income at May 4, 2002 and May 5, 2001 was not material to the company's consolidated financial condition.
         The company has entered into interest rate swaps to manage interest rate risk and strive to achieve what it believes is an acceptable balance between fixed and variable rate debt. The company has reduced the carrying value of its long-term debt by $50 million at May 4, 2002, representing the carrying amount of the debt in excess of fair value at that date. Also at May 4, 2002, the company has recorded derivative assets of $23 million and derivative liabilities of $75 million, representing the fair value of these derivatives at that date. The derivative assets are reflected on the condensed consolidated balance sheets as part of "Other assets." The derivative liabilities are reflected on the condensed consolidated balance sheets as part of "Other liabilities."


12.      Allowances and credits received from vendors
         Credits and allowances are received from vendors and are related to formal agreements negotiated with such vendors. These credits and allowances are predominately for cooperative advertising, promotions, and volume related purchases. These credits and allowances, excluding advertising allowances, are netted against cost of sales. The company's policy is to recognize these types of credits related directly to inventory purchases as inventory is sold. Cooperative advertising allowances offset the cost of cooperative advertising that is agreed to by the company and its vendors. These cooperative advertising allowances are netted against advertising expenses included in selling, general and administrative expenses. The company's policy is to recognize cooperative advertising allowances in the period that the related advertising media is run.

13.      Recent Accounting Pronouncements
         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The company adopted SFAS No. 144 as of February 3, 2002 and the adoption did not have a significant effect on the company's consolidated financial condition, results of operations and cash flow.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. The company has adopted this pronouncement on February 3, 2002. As a result of this adoption, $348 million of goodwill, which was to be amortized ratably through 2037, ceased. Based on the historical and projected operating results of the reporting units to which the goodwill relates, the company has determined that no impairment of this goodwill exists. Application of the non-amortization provisions of SFAS No. 142 resulted in a diminution of net loss of $2 million for the quarter ended May 4, 2002. Had the non-amortization provisions of SFAS No. 142 been applied for the quarter ended May 5, 2001, the company would have reported an adjusted net loss of ($16) million and a basic and diluted loss per share of ($0.08).

14.      Subsequent Event
         On May 28, 2002, the company completed its previously announced public offerings of Toys "R" Us equity and equity-linked securities. On that date, the company issued 14,950,000 shares of its common stock at a price of $17.65 per share and received net proceeds of $253 million. Also on that date, the company issued 8,050,000 equity security units with a stated amount of $50 per unit and received net proceeds of $390 million. Each security unit consists of a contract to purchase, for $50, a specified number of shares of Toys "R" Us common stock in August 2005, and a senior note due 2007 with a principal amount of $50. Interest on the senior notes is payable quarterly at an initial rate of 6.25%, commencing August 2002. The notes are expected to be remarketed in May 2005 at the then prevailing market interest rate for similar notes. The net proceeds from these public offerings were used to refinance short-term borrowings and for other general corporate purposes, prospectively. Accordingly, $510 million of short-term borrowings outstanding as of May 4, 2002 have been reclassified as long-term debt.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
==============================================================================

Results of Operations
Comparison of first quarter ended May 4, 2002 to first quarter ended May 5, 2001

Our net sales increased 2% to $2.1 billion. On a consolidated basis, comparable store sales, in local currencies, were flat. Comparable store sales for the Toys "R" Us - USA division decreased 2%. We plan to complete the renovation of approximately 250 additional stores to conclude the three-year plan to reposition all of our U.S. toy stores by the 2002 holiday season. A total of 115 toy stores in the U.S. were under renovation to the Mission Possible format during the first quarter of this year. Several factors contributed to the comparable store sales decline in our U.S. toy stores. These factors included the disruption caused by the Mission Possible construction, as well as a 15% decrease in sales in our outdoor seasonal categories due to less than ideal weather patterns. In addition, we experienced a 4% decrease in sales of the video business driven by a pronounced slowdown in April as consumers anticipated the video hardware price cuts announced in May by the major manufacturers of video gaming systems. Internationally, our overall comparable toy store sales, on a local currency basis, increased 10%. The increase was primarily attributed to the implementation of various initiatives, including improvements in merchandise content and presentation as well as guest service programs.
Our Babies "R" Us division had a 3% comparable store sales increase and total sales increased 12%. We opened 5 new Babies "R" Us stores opened during the quarter. Sales of furniture and bedding were particularly strong, posting a 23% increase. Toysrus.com reported net sales of $46 million, up from $29 million. Sales growth of Babiesrus.com was a primary driver of this increase. Babiesrus.com began operating on the Amazon.com platform in the second quarter of 2001.

Total gross margin, as a percentage of sales, improved 30 basis points to 32.6% from 32.3%, despite a 60 basis point decrease in allowance income. Gross margin for the Toys "R" Us - USA division increased 30 basis points to 31.3% from 31.0%. Gross margins in the Babies "R" Us division grew 70 basis points to 35.0% from 34.3%. These increases were a result of continued expansion of exclusive product offerings, strategic pricing, and favorable shifts in the merchandise mix. Gross margin for the International division decreased 30 basis points to 32.6% from 32.9%. The decrease is attributable to a shift in merchandise mix to lower margin products including video. The video business, which has lower margins than other product categories, accounted for 20% of total international sales as compared to 19%.

Total SG&A, as a percentage of sales, decreased 120 basis points to 27.7% from 28.9%, in part due to a decrease in distribution costs of 30 basis points and an increase in cooperative advertising allowance income of 40 basis points. SG&A for the Toys "R" Us - USA division decreased 120 basis points to 24.6% from 25.8%. The decrease was primarily due to payroll savings as a result of the elimination of staff positions announced as part of the charges on January 28, 2002. SG&A for the Babies "R" Us division decreased 70 basis points to 21.6% from 22.3%. The decrease was driven by a reduction in payroll at stores and administrative offices of 60 basis points and lessening of transaction fees incurred, for sales paid for with credit or debit cards, of 20 basis points. SG&A for the International division increased 20 basis points to 33.6% from 33.4%. The increase was mainly due to higher net advertising costs.

Net interest expense decreased $2 million. This decrease is mainly attributable to the favorable interest rate environment.

Foreign currency exchange did not have a material effect on the net loss for the first quarter of 2002.


Restructuring, Non-recurring and Other Charges
In the fourth quarter of 2001, we recorded restructuring and other charges relating to our plans announced on January 28, 2002 to close 37 Kids "R" Us stores and 27 non-Mission Possible format Toys "R" Us stores, eliminate approximately 1,900 staff positions at stores and headquarters, and consolidate our store support center facilities into our new headquarters in Wayne, New
Jersey. We also reversed $24 million of previously accrued charges ($11 million from the 1998 program and $13 million from the 1995 program) that have been deemed no longer needed. These restructuring and other charges totaled $213 million on a pre-tax basis.

Accordingly, based on all of these actions, we recorded $126 million, on an after-tax basis, of restructuring and other charges in the fourth quarter of our fiscal year ended February 2, 2002. Details on the components of our restructuring and other charges announced January 28, 2002 are described in our annual report for the year ended February 2, 2002. The subsequent utilization and remaining reserve balances and are as follows:

                             Reserve Balance                    Reserve Balance
Description                    @ 02/02/02        Utilized        @ 05/04/02
---------------------------- -------------- ------------------ -----------------
Store Closings:
    Lease commitments             $52             $ -                 $ 52
    Severance                       4               -                    4
    Markdowns                      27               1                   26
Store Support Center
    Consolidation:
    Lease commitments              28               -                   28
    Severance                      15               4                   11
-------------------- --------------------- --------------------  ---------------
Total remaining restructuring
   and other charges             $126             $ 5                   $ 121

In 2000, our Toysrus.com subsidiary recorded non-recurring costs and charges totaling, before minority interest, approximately $118 million, $10 million of which were included in cost of sales and $108 million of which were included in selling, general and administrative expenses, primarily relating to the closure of three distribution centers, the write-off of web site assets, as well as other costs associated with migrating data and merchandise to the new co-branded site with Amazon.com. Details on the components of these non-recurring costs and charges are detailed below as well as the utilization and remaining reserve balances:



                           Initial     Utilized    Reserve Balance   Utilized
Description                Charge       in 2000    @ 02/03/01        in 2001
-------------------------  --------   ----------   --------------- -------------
Distribution Centers and
Web-site:
  Write-down of property
  and equipment             $ 75        $ 75              $ -          $ -
  Lease commitments           10           1                9            6
  Severance and other costs   23          21                2            2
Inventory Markdowns           10           6                4            4
--------------------------- --------  -----------  ---------------- ------------
Total non-recurring costs
 and charges               $ 118       $ 103             $ 15         $ 12
-------------------------- ---------  -----------  ---------------- ------------

                                Reserve Balance    Utilized   Reserve Balance
Description                      @ 02/02/02        in 2002      @ 05/04/02
-----------------------------  ----------------- ----------- -----------------
Distribution Centers and
Web-site:
    Write-down of property and
    equipment                          $ -         $ -               $ -
    Lease commitments                    3           -                 3
    Severance and other costs            -           -                 -
Inventory Markdowns                      -           -                 -
-----------------------------  ----------------- ----------- -----------------
Total non-recurring costs and
charges                                 $3         $ -               $ 3
-----------------------------  ----------------- ----------- -----------------

                                       11


During 1998, we announced strategic initiatives to reposition our worldwide business and other charges including the customer-focused reformatting of our toy stores into the Mission Possible format, as well as the restructuring of our International operations, which resulted in a charge of $353 million ($279 million net of tax benefits). Details on certain components of our strategic initiatives and other charges are described in our annual report for the year ended February 2, 2002. We recorded $59 million of other charges as part of this restructuring consisting of $35 million related to provisions for legal settlements; $18 million for charges related to the write-off of certain vendor and other receivables; and $6 million of miscellaneous write-offs of other assets that were determined to have no realizable value. The $59 million of other charges had been fully utilized/reversed as of February 2, 2002. The subsequent utilization and remaining reserve balances and are as follows:

                                   Reserve Balance              Reserve Balance
Description                           @ 02/02/02     Utilized     @ 05/04/02
-------------------------------------------------------------------------------
Closings/downsizings:
    Lease commitments                      $25         $ 3           $ 22
    Severance and
      other closing costs                    6           -              6
- -----------------------------------------------------------------------------
Total remaining restructuring charges      $31         $ 3           $ 28

We believe that unused reserves remaining at May 4, 2002 are reasonable estimates of what is required to complete all remaining initiatives.

Financial Condition
By February 1, 2003, we expect to be operating approximately 1,588 stores, consisting of: 685 toy stores in the United States, all of which will be in the Mission Possible format; 533 International toy stores (including 109 franchise and joint venture stores); 146 Kids "R" Us stores; 188 Babies "R" Us stores and 36 Imaginarium stores. In addition, we sell merchandise through our Internet sites at www.toysrus.com, www.babiesrus.com and www.imaginarium.com.

We have $975 million in unsecured committed revolving credit facilities from a syndicate of financial institutions. These credit facilities consist of a $650 million facility expiring September 2006 and a $325 million facility expiring September 2002. As of May 4, 2002, we had borrowed $117 million against these credit facilities. The facilities are available for seasonal borrowings and to support the company's domestic commercial paper borrowings. Cash requirements for operations, capital expenditures and lease commitments will be met primarily through operating activities, issuance of commercial paper, utilization of our unsecured committed revolving credit facilities, additional medium-term financing and the issuance of equity and equity linked securities described below.

For 2002, capital requirements for our expansion plans mentioned above, as well as other capital requirements are estimated to be approximately $475 million.

Our net cash outflows from operations were $322 million for the first quarter of 2002 compared with $437 million for the first quarter of 2001, primarily due to the decrease in funds expended on accounts payables and other operating liabilities.

Net borrowings increased $542 million for the quarter ended May 4, 2002, as compared with an increase of net borrowings of $520 million for the quarter ended May 5, 2001. This increase is primarily due to working capital needs and the remodeling of the toy stores to the Mission Possible format. On May 28, 2002, Standard & Poor's revised our long-term debt rating to "BBB" and affirmed our commercial paper rating of "A-2" with a stable outlook. Moody's currently rates our long-term debt and commercial paper "Baa3/P-3". We continue to be confident in our ability to refinance maturing debt, as well as to provide for new capital.

We did not purchase any shares through our share repurchase program during the first quarters of 2002 or 2001.

We are exposed to market risk from potential changes in interest rates and foreign exchange rates. Our market risks at May 4, 2002 are similar to those disclosed in our Form 10-K for the year ended February 2, 2002 and we continue to regularly evaluate these risks and continue to take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge a variety of risk exposures including interest rate and currency risks.

On May 28, 2002, we completed our previously announced public offerings of Toys "R" Us equity and equity-linked securities. On that date, we issued 14,950,000 shares of our common stock at a price of $17.65 per share and received net proceeds of $253 million. Also on that date, we issued 8,050,000 equity security units with a stated amount of $50 per unit and received net proceeds of $390 million. Each security unit consists of a contract to purchase, for $50, a specified number of shares of Toys "R" Us common stock in August 2005, and a senior note due 2007 with a principal amount of $50. Interest on the senior notes is payable quarterly at an initial rate of 6.25%, commencing August 2002. The notes are expected to be remarketed in May 2005 at the then prevailing market interest rate for similar notes. The net proceeds from these public offerings were used to refinance short-term borrowings and for other general corporate purposes, prospectively.

Recent Accounting Pronouncements
In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". We adopted SFAS No. 144 as of February 3, 2002 and the adoption did not have a significant effect on our consolidated financial condition, results of operations and cash flow.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. We have adopted this pronouncement on February 3, 2002. As a result of this adoption, $348 million of goodwill, which was to be amortized ratably through 2037, ceased. Based on the historical and projected operating results of the reporting units to which the goodwill relates, we have determined that no impairment of this goodwill exists. Application of the non-amortization provisions of SFAS No. 142 resulted in a diminution of net loss of $2 million for the quarter ended May 4, 2002. Had the non-amortization provisions of SFAS No. 142 been applied for the quarter ended May 5, 2001, we would have reported an adjusted net loss of ($16) million and a basic and diluted loss per share of ($0.08).

Forward-Looking Statements
This Form 10-Q contains "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. We may also make forward-looking statements in other documents filed with the Securities and Exchange Commission, our annual report to shareholders, our proxy statement and in press releases. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. Such statements involve risks and uncertainties that exist in our operations and business environment that could render actual outcomes and results materially different than predicted. Our forward-looking statements are based on assumptions about many factors, including, but not limited to, ongoing competitive pressures in the retail industry, changes in consumer spending, general economic conditions in the United States and other jurisdictions in which we conduct business (such as interest rates and consumer confidence) and normal business uncertainty. While we believe that our assumptions are reasonable at the time forward-looking statements were made, we caution that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update such statements in light of new information or future events that involve inherent risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statement.

                           PART II - OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

                  In an amendment dated as of June 3, 2002, Toys "R" Us, Inc. (the "company") amended the Rights Agreement, dated as of April 16, 1999 (the "Rights Agreement"), by and between the company and American Stock Transfer & Trust Company, as Rights Agent to provide that the "Final Expiration Date" (as defined in the Rights Agreement) will be the close of business on the date of the 2006 annual meeting of the stockholders of the company. A copy of this amendment is attached as an Exhibit to this Form 10-Q.

Item 3.           Quantitative and Qualitative Disclosure of Market Risk

                  The information called for by this item is provided under the caption "Financial Condition" under PART I - FINANCIAL INFORMATION, Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition.

Item 5.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                      1. Amendment to Rights Agreement,  dated as of
                         June 3, 2002, to the Rights Agreement, dated as of April 16, 1999, between Toys "R" Us, Inc.
                         and American Stock Transfer & Trust Company, as Rights Agent.

                  (b)      Report on Form 8-K:

                           None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










         Date:  June 17, 2002         Toys "R" Us, Inc.
                                      --------------------------------------
                                      (Registrant)






                                      /s/ Louis Lipschitz
                                      -----------------------------------------
                                      (Signature)
                                      Louis Lipschitz
                                      Executive Vice President and
                                      Chief Financial Officer

                AMENDMENT TO RIGHTS AGREEMENT, dated as of June 3, 2002,
(this "Amendment"), to the Rights Agreement, dated as of April 16, 1999
(the "Rights Agreement"), by and between Toys "R" Us, Inc. (the "Company") and American Stock Transfer & Trust Company, as Rights Agent
(the "Rights Agent"). Terms used herein but not defined shall have the meaning assigned to them in the Rights Agreement.

                  WHEREAS, the Company and the Rights Agent have heretofore executed and entered into the Rights Agreement; and

                  WHEREAS, pursuant to Section 17 of the Rights Agreement, the Company may from time to time supplement or amend the Rights Agreement in accordance with the provisions of such Section 17; and

                  WHEREAS, the Board of Directors of the Company has determined that it is in the best interest of the Company and its stockholders to amend the Rights Agreement to provide that the "Final Expiration Date" (as defined herein) will be the close of business on the date of the 2006 annual meeting of the stockholders of the Company.

                  NOW, THEREFORE, the Company and the Rights Agent hereby amend the Rights Agreement as follows:

                  1. Section 1(l) of the Rights Agreement is hereby amended by deleting the existing definition of "Expiration Date" and inserted the following new definition:

                       (l) "Expiration Date' shall mean the earliest of (i) the close of business on the date of the 2006 annual meeting of the stockholders of the Company (the "Final Expiration Date"),
         (ii) the time at which the Rights are redeemed as provided in
         Section 23 hereof or (iii) the time at which the Rights are exchanged pursuant to Section 24 hereof.

                  2. Exhibit A to the Rights Agreement, being the form of Rights Certificate, is hereby modified and amended by (a) deleting the date "January 22, 2008" in each place it appears therein and (b) substituting for such date the following phrase: "the close of business on the date of the 2006 annual meeting of stockholders of the Company".

                  3. This Amendment shall be deemed to be a contract made under the laws of the State of Delaware and for all purposes shall be governed by and construed in accordance with the laws of such State applicable to contracts made and performed entirely within such State.

                  4. Except as specifically amended by this Agreement, all other terms and conditions of the Rights Agreement shall remain in full force and effect and are hereby ratified and confirmed.

                  IN WITNESS WHEREOF, this Amendment has been duly executed by the Company and the Rights Agent as of the day and year first written above.

                                           TOYS "R" US, INC.

                                           By:/s/ Christopher K. Kay
                                           --------------------------
                                           Name:  Christopher K. Kay
                                           Title:  Executive Vice President -
                                                 Operations and General Counsel

Attest:

/s/ David J. Schwartz
------------------------
Name:  David J. Schwartz
Title:  Assistant Secretary


                                       AMERICAN STOCK TRANSFER & TRUST COMPANY

                                          By: /s/ Herbert J. Lemmer
                                          -------------------------
                                          Name: Herbert J. Lemmer
                                          Title: Vice President

Attest:

/s/ Joseph Alicia
--------------------
Name: Joseph Alicia
Title:  Vice President