Form 10-Q
period 2002-08-03
TOYS R US INC
filed 2002-09-12
CIK 1005414

2



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

                     For the quarterly period ended August 3, 2002




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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  ]       No  [X]

       212,472,227 shares of the registrant's Common Stock were outstanding on August 30, 2002.


====================================================================

                           INDEX



                                                                      PAGE

PART I - FINANCIAL INFORMATION


  Item 1. Financial Statements


    Condensed Consolidated Balance Sheets..............................      2


    Condensed Consolidated Statements of Operations....................      3


    Condensed Consolidated Statements of Cash Flows...................       4


    Notes to Condensed Consolidated Financial
     Statements..............................................................5

   Item  2.   Management's   Discussion  and  Analysis  of  Results  of
    Operations  and  Financial Condition....................................11


PART II - OTHER INFORMATION


         Item 4. Submission of Matters to a Vote of Security Holders.........17


         Item 6. Exhibits and Reports on Form 8-K........................... 17


SIGNATURES.................................................................. 18


CERTIFICATIONS...............................................................19








                     TOYS "R" US, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                  ==========================================
                                   (In millions)

ASSETS                         August 3,          August 4,        February 2,
------
                                  2002              2001              2002
                          ----------------- ------------------ ----------------
Current Assets:
 Cash and cash equivalents     $  449           $    268           $  283
 Accounts and other receivables   162                164              210
 Merchandise inventories        2,466              2,437            2,041
 Other current assets             104                104               97
                         ----------------- ------------------ ----------------
   Total current assets         3,181              2,973            2,631

Property and equipment, net     4,668              4,380            4,544
Goodwill, net                     348                354              348
Other assets                      633                509              553
                        ----------------- ------------------ ----------------
                              $ 8,830          $   8,216          $ 8,076
                        ================= ================== ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Short-term borrowings         $   98           $    495           $    -
 Accounts payable               1,027              1,036              878
Accrued expenses and
 other current liabilities        543                516              777
Income taxes payable              284                213              345
                         ----------------- ------------------ ----------------
Total current liabilities       1,952              2,260            2,000

Long-term debt                  2,401              1,926            1,816
Deferred income taxes             396                401              395
Other non-current liabilities     311                194              398

Minority interest in Toysrus.com   47                 63               53

Stockholders' equity            3,723              3,372            3,414
                         ----------------- ------------------ ----------------
                              $ 8,830          $   8,216         $  8,076
                         ================= ================== ================





            See notes to the condensed consolidated financial statements.
                                        2







                       TOYS "R" US, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
              ===================================================
                      (In millions, except per share data)

                            13 Weeks Ended                 26 Weeks Ended
                    ---------------------------     ----------------------------
                         August 3,   August 4,      August 3,       August 4,
                           2002        2001            2002             2001
                       -----------  -----------    -----------      ------------

Net sales                $ 2,070    $  2,021       $   4,165         $   4,082
Cost of sales              1,400       1,360           2,813             2,756
                       -----------   ----------      ---------       -----------
Gross margin                 670         661           1,352             1,326

Selling, general and
 administrative expenses     590         604           1,171             1,194
Depreciation and
         amortization         77          73             156               146
                         ---------   ----------     ---------      ------------
Total operating expenses     667         677          1,327              1,340
                         ---------   ----------     ---------      -------------

Operating earnings/(loss)      3         (16)            25                (14)

 Interest expense - net      (30)        (30)           (58)               (60)
                         ---------   ----------     ----------      ------------

Loss before income taxes     (27)        (46)           (33)               (74)
Income tax benefit           (10)        (17)           (12)               (27)
                         ----------   ---------     ----------       ----------
Net loss                  $  (17)    $   (29)      $    (21)          $    (47)
                         ==========   ==========    ==========       ===========



Basic and diluted loss
per share                 $ (0.08)    $  (0.15)      $   (0.10)       $   (0.24)
                         ==========   ==========     ===========    ============
Weighted average basic and
 diluted shares outstanding  208.6       198.4          202.8             198.0
                          =========   ==========     ===========    ============





                See notes to the condensed consolidated financial statements.
                                               3




================================================================================
                           TOYS "R" US, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
             ====================================================
                                  (In millions)

                                                       26 Weeks Ended
                                         ---------------------------------------
                                         August 3, 2002        August 4, 2001
                                         ---------------     ------------------

Cash Flows from Operating Activities:

Net loss                                       $   (21)            $    (47)

Adjustments to reconcile net loss
  to net cash from operating activities:
  Depreciation and amortization                     156                  146
  Minority interest in Toysrus.com and othe         (10)                 (11)

Changes in operating assets and liabilities:
  Merchandise inventories                          (398)                (144)
  Accounts payable and other
     operating liabilities                         (124)                (463)
  Other operating assets                             18                   39
                                            ---------------   ------------------
Net cash from operating activities                 (379)                (480)
                                            ---------------   ------------------

Cash Flows from Investing Activities:
Capital expenditures, net                          (199)                (296)
                                            ---------------   ------------------

Cash Flows from Financing Activities:
Short-term borrowings, net                           98                 (92)
Long-term borrowings                                548                1,214
Long-term debt repayment                           (135)                (388)
Proceeds from issuance of stock
  and contracts to purchase stock                   266                    -
Exercise of stock options                            -                    18
                                            ---------------   ------------------
Net cash from financing activities                  777                  752
                                            ---------------   ------------------

Effect of exchange rate changes
  on cash and cash equivalents                      (33)                  17

Cash and cash equivalents:
Increase / (decrease) during period                 166                  (7)
Beginning of period                                 283                  275
                                            ---------------   ------------------
End of period                                   $   449              $   268
                                            ===============   ==================

Supplemental disclosures of cash flow information:
Net income tax payments / (refunds)             $     7            $    (11)
                                            ===============   ==================
Interest paid                                  $     29            $     45
                                            ===============   ==================






              See notes to the condensed consolidated financial statements.

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

2.       Reclassification
         Certain prior period amounts have been reclassified to conform to the current period presentation.

3.       Comprehensive income
         Comprehensive loss was ($10) million and ($31) million for the quarters ended August 3, 2002 and August 4, 2001, respectively, primarily as a result of the net loss in addition to the change in foreign currency translation. Comprehensive income / (loss) was $18 million and ($65) million for the 26 weeks ended August 3, 2002 and August 4, 2001, respectively, also primarily as a result of the change in foreign currency translation, in addition to the net loss.

4.       Investment in Toys - Japan
         The company accounts for its investment in the common stock of Toys - Japan on the "equity method" of accounting since the initial public offering on April 24, 2000. As part of the initial public offering, Toys - Japan issued 1,300,000 shares of new common stock to the public at a price of 12,000 yen or $113.95 per share. Subsequently, the common stock of Toys - Japan split 3 for 1, in November 2001. The company's accounting policy for the sales of subsidiaries' stock is to recognize gains or losses for value received in excess of or less than its basis in such subsidiary. At the present time, no similar issuances of subsidiaries' stock are under consideration. The carrying value of the investment is reflected on the condensed consolidated balance sheets as part of "Other assets." At August 3, 2002, the quoted market value of the company's investment was $324 million, which exceeds the carrying value of the investment. The valuation represents a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale. The company is a guarantor of 80% of a 10 billion yen ($84 million) loan from third parties in Japan with an annual rate of 6.47%, due in 2012, for which Toys - Japan is the primary borrower.

5.       Toysrus.com
         Toysrus.com operates a co-branded toy and video games on-line store, which was launched in the third quarter of 2000, a co-branded baby products on-line store (Babiesrus.com), which was launched in May 2001, and a co-branded learning products and information on-line store (Imaginarium.com), which was launched in July 2001 under a strategic alliance with Amazon.com. This strategic alliance agreement expires in 2010.


         Under this alliance each company is responsible for specific aspects of the on-line stores. Toysrus.com is responsible for merchandising and content for the co-branded stores. Toysrus.com also identifies, buys, owns and manages the inventory. Amazon.com handles web site development, order fulfillment, customer service, and the housing of Toysrus.com's inventory in Amazon.com's U.S. distribution centers. The company recognizes revenue for Toysrus.com at the point in time when merchandise is shipped to customers, in accordance with the shipping terms (FOB shipping point) that exist under the agreement with Amazon.com.

6.       Cost of sales and selling, general and administrative expenses
         The significant components of the line item "Cost of sales" include the cost to acquire merchandise from vendors; freight in; markdowns at cost; provision for inventory shortages; and discounts and allowances related to merchandise inventories.

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

7.       Long-term debt and issuance of common stock
         On May 28, 2002, the company completed its previously announced public offerings of Toys "R" Us equity and equity-linked securities. On that date, the company issued 14,950,000 shares of its common stock at a price of $17.65 per share and received net proceeds of $253 million. Also on that date, the company issued 8,050,000 equity security units with a stated amount of $50 per unit and received net proceeds of $390 million. Each security unit consists of a contract to purchase, for $50, a specified number of shares of Toys "R" Us common stock in August 2005, and a senior note due 2007 with a principal amount of $50. The fair value of the contract to purchase shares of Toys "R" Us common stock was estimated at $1.77 per equity security unit. The fair value of the senior note was estimated at $48.23 per equity security unit. Interest on the senior notes is payable quarterly at an initial rate of 6.25%, commencing August 2002. The notes are expected to be remarketed in May 2005 at the then prevailing market interest rate for similar notes. The proceeds allocated to the purchase contracts were recorded in stockholders' equity on the condensed consolidated balance sheet. The fair value of the senior notes is reflected as long-term debt on the condensed consolidated balance sheet. The net proceeds from these public offerings were used to refinance short-term borrowings and for other general corporate purposes.

         On March 19, 2002, the company refinanced a note payable originally due in 2005 and increased the amount outstanding to $160 million from $100 million. This borrowing is repayable in semi-annual installments, with the final installment due on February 20, 2008. The effective cost of this borrowing is 2.23% and is secured by expected future cash flows from license fees due from Toys - Japan.

8.       Restructuring, non-recurring and other charges
         In January 2002, the company recorded restructuring and other charges of $237 million ($126 million net of taxes and after reversals from 1998 and 1995 restructuring charges) for the closing of 37 Kids "R" Us store locations, 27 Toys "R" Us store locations, the consolidation of five store support center facilities and the elimination of approximately 1,900 staff positions at stores and headquarters. See the company's annual report for the year ended February 2, 2002 for details on these charges. The subsequent utilization and remaining reserve balances are as follows:




(In millions)                 Reserve Balance                  Reserve Balance
Description                    @ 02/02/02       Utilized          @ 08/03/02
-------------------         ------------------ -----------  --------------------
Store Closings:
  Lease commitments                  $52          $ 1               $  51
  Severance                            4            -                   4
  Markdowns                           27           16                  11
Store Support Center Consolidation:
  Lease commitments                   28            -                  28
  Severance                           15            9                   6
-------------------        ------------------  -----------  --------------------
Total remaining restructuring
  and other charges                 $126         $ 26               $ 100


         As of August 3, 2002, 21 of the Toys "R" Us store locations and 10 of the Kids "R" Us store locations, identified as part of January 2002 restructuring and other charges, had closed. On August 11, 2002 an additional 26 Kids "R" Us store locations were closed. The remaining
         Toys "R" Us and Kids "R" Us store locations, identified as part of January 2002 restructuring and other charges, will close by January
         2003.

         In 2000, the company's subsidiary Toysrus.com recorded $118 million in non-recurring charges as a result of the transition to the co-branded on-line store with Amazon.com. See the company's annual report for the year ended February 2, 2002 and the company's form 10-Q for the quarter ended May 4, 2002 for further descriptions of these charges. The company had remaining lease commitment reserves of $3 million at February 2, 2002 and August 3, 2002.

         In 1998, the company recorded restructuring and other non-recurring charges of $698 million ($508 million net of tax benefits) to strategically reposition its worldwide business. See the company's annual report for the year ended February 2, 2002 for details on these charges. The company recorded $59 million of other charges as part of this restructuring consisting of $35 million related to provisions for legal settlements; $18 million for charges related to the write-off of certain vendor and other receivables; and $6 million of miscellaneous write-offs of other assets that were determined to have no realizable value. The $59 million of other charges had been fully utilized/reversed as of February 2, 2002. The subsequent utilization and remaining reserve balances and are as follows:

(In millions)                    Reserve Balance               Reserve Balance
Description                          @ 02/02/02     Utilized       @ 08/03/02
-----------------------         ----------------- ----------  ----------------
Closings/downsizings:
 Lease commitments                       $25           $ 4          $  21
 Severance and other closing costs         6             2              4
-----------------------          ---------------- ----------    ----------------
Total remaining restructuring charges    $31           $ 6          $  25

         The company believes that unused reserves at August 3, 2002 are reasonable estimates of what is required to complete all remaining initiatives.
                                               7



9.       Segments
 Information related to the various company segments is as follows:
--------------------------------------------------------------------------------
(In millions)
                                 13 Weeks Ended              26 Weeks Ended
                           -----------------------------------------------------
                              August 3,   August 4,      August 3,    August 4,
                                2002       2001            2002         2001
                           -----------------------------------------------------
Net sales
 Toys "R" Us - U.S.            $1,191    $ 1,226        $ 2,393         $ 2,453
 Toys "R" Us - International      370        316            677             601
 Babies "R" Us                    384        341            797             711
 Toysrus.com (1)                   42         35             88              64
 Kids "R" Us                       83        103            210             253
---------------------        --------   ---------     ----------       ---------
Total                         $ 2,070    $ 2,021        $ 4,165         $ 4,082
---------------------        --------   ---------     ----------       ---------
Operating earnings / (loss)
 Toys "R" Us - U.S.            $   24     $   20          $  49          $   36
 Toys "R" Us - International        4          -            (10)            (12)
 Babies "R" Us                     37         31             86              71
 Toysrus.com, net of
   minority interest (2)          (14)       (18)           (28)            (42)
 Other (3)                        (48)       (49)           (72)            (67)
                             ---------   ---------    ----------       ---------
Operating earnings / (loss)         3        (16)            25             (14)

 Interest expense, net            (30)       (30)           (58)            (60)
-------------------------------------------------------------------------------
 Loss before income taxes       $ (27)     $ (46)          $(33)          $ (74)
-------------------------------------------------------------------------------

(1)      - Includes the sales of Toysrus.com - Japan.
(2)      - Includes the operations of Toysrus.com - Japan, net of
                minority interest.
(3)      - Includes the operations of the Kids "R" US division, equity in net earnings of Toys - Japan, and other corporate related items.

10.      Derivative Instruments and Hedging Activities
         The company is exposed to market risk from potential changes in interest rates and foreign exchange rates. The company continues to regularly evaluate these risks and continues to take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge a variety of risk exposures including interest rate and currency risks. The company enters into forward exchange contracts to minimize and manage the currency risks related to its import merchandise purchase program. The company has entered into interest rate swaps to manage interest rate risk and strive to achieve what it believes is an acceptable balance between fixed and variable rate debt.

         The company has increased the carrying value of its long-term debt by $76 million at August 3, 2002, representing the excess of the fair value above the carrying amount of the debt at that date. Also at August 3, 2002, the company has recorded derivative assets of $88 million and derivative liabilities of $36 million, representing the fair value of these derivatives at that date. The derivative assets are reflected on the condensed consolidated balance sheets as part of "Other assets." The derivative liabilities are reflected on the condensed consolidated balance sheets as part of "Other liabilities."

         The company did not realize any material gain or loss related to these transactions for any of the periods presented. Accordingly, non-cash increases in other operating assets and long-term debt of $46 million, and $160 million, respectively, and a decrease in other operating liabilities of $86 million have been excluded from the consolidated statement of cash flows for the six months ended August 3, 2002.

11.      Allowances and credits received from vendors
         Credits and allowances are received from vendors and are related to formal agreements negotiated with such vendors. These credits and allowances are predominately for cooperative advertising, promotions, and volume related purchases. These credits and allowances, excluding advertising allowances, are netted against cost of sales. The company's policy is to recognize credits, which are related directly to inventory purchases, as the related inventory is sold. Cooperative advertising allowances offset the cost of cooperative advertising that is agreed to by the company and its vendors. These cooperative advertising allowances are netted against advertising expenses included in selling, general and administrative expenses. The company's policy is to recognize cooperative advertising allowances in the period that the related advertising media is run.

12.      Recent Accounting Pronouncements
         In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities and supercedes Emerging Issues Task Force issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF No. 94-3 is the requirement that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan. A fundamental conclusion of SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of liability. SFAS No. 146 also establishes that the initial measurement of a liability be based on fair value. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The company does not believe that adoption of this pronouncement will have a significant effect on the company's consolidated financial condition, results of operations and cash flow.

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

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. The company adopted this pronouncement on February 3, 2002. As a result of this adoption, $348 million of goodwill, which was to be amortized ratably through 2037, ceased. Based on the historical and projected operating results of the reporting units to which the goodwill relates, the company has determined that no impairment of this goodwill exists. Application of the non-amortization provisions of SFAS No. 142 resulted in a diminution of net loss of $2 million and $4 million for the quarter ended August 3, 2002 and the 26 weeks ended August 3, 2002, respectively. Had the non-amortization provisions of SFAS No. 142 been applied for the quarter ended and the 26 weeks ended August 4, 2001, the company would have reported an adjusted net loss of ($27) million and ($43) million, respectively, and a basic and diluted loss per share of ($0.14) and ($0.22), respectively.

13.      Unsecured committed revolving credit facilities
         As of August 3, 2002, the company had $975 million in unsecured committed revolving credit facilities, all of which were available. These credit facilities consisted of a $650 million facility expiring September 2006 and a $325 million facility expiring September 2002. On August 26, 2002, the company restructured and renewed the unsecured committed revolving credit facilities. As of this date, the company has $985 million in unsecured committed revolving credit facilities from a syndicate of financial institutions. These credit facilities consist of a $685 million facility expiring September 2006 and a $300 million facility expiring on August 25, 2003. The facilities are available for seasonal borrowings and to support the company's domestic commercial paper borrowings.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
     ==================================================================
Results of Operations
Comparison of second quarter (13 weeks) ended August 3, 2002 to second quarter (13 weeks) ended August 4, 2001 and comparison of six months (26 weeks) ended August 3, 2002 to six months (26 weeks) ended August 4, 2001

Net sales increased 2% in U.S. dollars to $2.1 billion for the second quarter of 2002. Foreign currency exchange had a favorable impact on net sales for the second quarter of 2002. Excluding the impact of currency translation net sales increased 1% for the second quarter of 2002. For the first six months of 2002, our net sales also increased 2% to $4.2 billion. Foreign currency had no impact on the calculation of sales percentage increase for the first six-month period.

Total enterprise sales include sales by all stores, whether operated by the company, under license agreements, or by franchisees. Total enterprise sales were $2.4 billion and $2.3 billion for the quarters ended August 3, 2002 and August 4, 2001, respectively, and $4.8 billion for each of the six-month periods ended August 3, 2002 and August 4, 2001.

Our total consolidated comparable store sales, in local currencies, were flat for the second quarter of 2002 and for the first six months of 2002. Comparable store sales for the Toys "R" Us - U.S. division decreased 3% for the second quarter of 2002 and for the first six months of 2002. Several factors contributed to the comparable store sales decline at Toys "R" Us - U.S., including the disruption caused by the renovation of stores to the Mission Possible format; a total of 142 stores were in the process of renovation during the second quarter of this year. Sales of seasonal products, such as pools, sandboxes and swingsets, decreased 9%. This decrease was primarily due to less than ideal weather patterns and our decision to defer advertising and cancel certain product orders in order to lower seasonal inventories and to focus the division's resources on the critical holiday selling period in the third and fourth quarters. Video gaming sales decreased 6% in the second quarter, primarily due to price deflation that was not completely offset with increases in the number of units sold. In addition, the prior year second quarter had a notable video gaming sales spike due to the introduction of Gameboy Advance. International comparable toy store sales, on a local currency basis, increased 9% for the second quarter of 2002 and for the six-month period. This increase was primarily driven by our toy stores in the United Kingdom, Spain and Australia, all of which reported double-digit comparable store sales gains for the second quarter and six-month period of 2002. The International division continues to place an emphasis on improving merchandise content through the addition of in-store shops such as Universe of Imagination (learning and educational products), Animal Alley (plush), and Babies "R" Us (newborn and infant products). In addition, the International division continues to emphasize exclusive products; sales of exclusive products account for a significant portion of total International sales. International is also implementing many of the initiatives underway in our Toys "R" Us - U.S. division, including improvements in presentation and customer service. Our Babies "R" Us division had a 3% comparable store sales increase and total sales increase of 12% for both the second quarter and first six months of this year. We opened four new Babies "R" Us stores during the quarter and nine during the first six months of 2002. The Kids "R" Us division reported a 12% comparable stores sales decline for both the second quarter and the six-month period, primarily due to the same weather trends that adversely impacted the seasonal business at Toys "R" Us - U.S. Toysrus.com reported net sales of $42 million and $88 million for the second quarter and the first six months of 2002, respectively, up from $35 million and $64 million, respectively.

Consolidated gross margin, as a percentage of sales, declined 30 basis points to 32.4% for the second quarter of 2002, primarily as a result of an increase in markdowns directly related to our initiative to optimize inventory levels during the second half of 2002. Consolidated gross margin remained flat at 32.5% on a year-to-date basis, with the positive impact of a more favorable sales mix offset by higher net markdowns. Gross margin for the Toys "R" Us - US division decreased 100 basis points to 31.2% for the second quarter and also decreased 30 basis points to 31.3% on a year to date basis, reflecting the margin drivers discussed above. Gross margin for the International division decreased 10 basis points to 33.7% and 33.2% for both the second quarter and the six-month period, respectively. Gross margin at our Babies "R" Us division grew 50 basis points to 34.6% for the second quarter and 60 basis points to 34.8% for the first six months of 2002, reflecting a shift in sales mix to higher margin import products.

Total SG&A, as a percentage of sales, decreased 140 basis points to 28.5% for the second quarter of 2002, primarily due to our continued focus on expense control management. The primary drivers of this decrease was a reduction of store payroll and related costs of 60 basis points, a decrease in distribution costs of 40 basis points, and a decrease in net advertising costs of 40 basis points. On a year to date basis, our consolidated SG&A decreased 120 basis points to 28.1%, due in part to a decrease in store payroll and related costs of 50 basis points, a decrease in distribution costs of 50 basis points, as well as a decrease in net advertising costs of 30 basis points. SG&A for Toys "R" Us - U.S., decreased 210 basis points to 25.6% for the second quarter and also decreased 160 basis points to 25.6% on a year to date basis. SG&A for the International division decreased 100 basis points to 29.5% for the second quarter and decreased 50 basis points to 31.3% for six months ended August 3, 2002. These decreases were primarily a function of comparable expense structures coupled with higher sales productivity in the International markets. SG&A for the Babies "R" Us division decreased 30 basis points to 23.4% for the second quarter 2002 and decreased 50 basis points to 22.5% on a year to date basis.

Net interest expense was unchanged at $30 million for the second quarter and decreased $2 million for the first six months of 2002. The respective favorable trends in net interest expense, despite the increase in debt levels, are mainly attributable to the favorable interest rate environment.

Foreign currency exchange did not have a significant impact on net earnings for either the second quarter or first six months of 2002.

Restructuring, Non-recurring and Other Charges

In the fourth quarter of 2001, we recorded restructuring and other charges relating to our plans announced on January 28, 2002 to close 37 Kids "R" Us stores and 27 Toys "R" Us stores, eliminate approximately 1,900 staff positions at stores and headquarters, and consolidate our store support center facilities into our new headquarters in Wayne, New Jersey. We also reversed $24 million of previously accrued charges ($11 million from the 1998 program and $13 million from the 1995 program) that have been deemed no longer needed. These restructuring and other charges totaled $213 million on a pre-tax basis. Accordingly, based on all of these actions, we recorded $126 million, on an after-tax basis, of restructuring and other charges in the fourth quarter of our fiscal year ended February 2, 2002. Details on the components of our restructuring and other charges announced January 28, 2002 are described in our annual report for the year ended February 2, 2002.


The subsequent utilization and remaining reserve balances are as follows:

(In millions)                     Reserve Balance               Reserve Balance
Description                          @ 02/02/02      Utilized       @ 08/03/02
--------------------------------------------------------------------------------
Store Closings:
 Lease commitments                      $ 52          $  1           $   51
 Severance                                 4             -                4
 Markdowns                                27            16               11
Store Support Center Consolidation:
 Lease commitments                        28             -               28
 Severance                                15             9                6
--------------------------------------------------------------------------------
Total remaining restructuring
   and other charges                    $126          $ 26          $   100


As of August 3, 2002, 21 of the Toys "R" Us store locations and 10 of the Kids
"R" Us store locations, identified as part of January 2002 restructuring and other charges, had closed. On August 11, 2002 an additional 26 Kids "R" Us store locations also closed. The remaining Toys "R" Us and Kids "R" Us store locations, identified as part of January 2002 restructuring and other charges, will close by January 2003.

In 2000, our Toysrus.com subsidiary recorded non-recurring costs and charges totaling, before minority interest, approximately $118 million, $10 million of which were included in cost of sales and $108 million of which were included in selling, general and administrative expenses. These costs and charges were related to the closure of three distribution centers, the write-off of web site assets, as well as other costs associated with migrating data and merchandise to the new co-branded site with Amazon.com. See our annual report for the year ended February 2, 2002 and our form 10-Q for the quarter ended May 4, 2002 for further descriptions of these charges. The company had remaining lease commitment reserves of $3 million at February 2, 2002 and August 3, 2002.

During 1998, we announced strategic initiatives to reposition our worldwide business and other charges including some reformatting of our U.S. toy stores, as well as the restructuring of our International operations, which resulted in a charge of $353 million ($279 million net of tax benefits). Details on certain components of our strategic initiatives and other charges are described in our annual report for the year ended February 2, 2002. We recorded $59 million of other charges as part of this restructuring consisting of $35 million related to provisions for legal settlements; $18 million for charges related to the write-off of certain vendor and other receivables; and $6 million of miscellaneous write-offs of other assets that were determined to have no realizable value. The $59 million of other charges had been fully utilized/reversed as of February 2, 2002. The subsequent utilization and remaining reserve balances and are as follows:

 (In millions)                     Reserve Balance              Reserve Balance
Description                          @ 02/02/02     Utilized        @ 08/03/02
--------------------------------------------------------------------------------
Closings/downsizings:
 Lease commitments                       $25         $ 4               $ 21
 Severance and other closing costs         6           2                  4
--------------------------------------------------------------------------------
Total remaining restructuring charges    $31         $ 6               $ 25

We believe that unused reserves remaining at August 3, 2002 are reasonable estimates of what is required to complete all remaining initiatives.


Financial Condition

By February 1, 2003, we expect to be operating approximately 1,589 stores, consisting of: 685 toy stores in the United States, substantially all of which will be in the Mission Possible format; 536 International toy stores (including 112 licensee and franchise stores); 147 Kids "R" Us stores; 185 Babies "R" Us stores and 36 Imaginarium stores. In addition, Toysrus.com will sell merchandise through Internet sites at www.toysrus.com, www.babiesrus.com and www.imaginarium.com.

We have $985 million in unsecured committed revolving credit facilities from a syndicate of financial institutions. These credit facilities consist of a $685 million facility expiring September 2006 and a $300 million facility expiring on August 25, 2003. As of August 3, 2002, we had $975 million in unsecured committed revolving credit facilities, all of which were available. The facilities are available for seasonal borrowings and to support the company's domestic commercial paper borrowings. Cash requirements for operations and investing activities will be met primarily through operating activities, issuance of commercial paper and utilization of our unsecured committed revolving credit facilities.

For 2002, capital requirements for our expansion plans mentioned above, as well as other capital requirements are estimated to be approximately $475 million.

Our net cash outflows from operations were reduced to $379 million for the first six months of 2002 compared with $480 million for the first six months of 2001, primarily due to the decrease in funds expended on accounts payables and other operating liabilities, partially offset by an increase in cash outflows for merchandise inventories.

Net borrowings decreased to $511 million for the six months ended August 3, 2002, as compared with net borrowings of $734 million for the six months ended August 4, 2001. This decrease is primarily due to the repayment of short-term debt with the proceeds of equity and equity linked securities as described below. On May 28, 2002, Standard & Poor's revised our long-term debt rating to "BBB" and affirmed our commercial paper rating of "A-2" with a stable outlook. Moody's currently rates our long-term debt and commercial paper "Baa3/P-3". We continue to be confident in our ability to refinance maturing debt, as well as to provide for new capital.

We did not purchase any shares through our share repurchase program during the second quarters of 2002 or 2001.

We are exposed to market risk from potential changes in interest rates and foreign exchange rates. Our market risks at August 3, 2002 are similar to those disclosed in our Form 10-K for the year ended February 2, 2002 and we continue to regularly evaluate these risks and continue to take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge a variety of risk exposures including interest rate and currency risks.

On May 28, 2002, we completed our previously announced public offerings of Toys "R" Us equity and equity-linked securities. On that date, we issued 14,950,000 shares of our common stock at a price of $17.65 per share and received net proceeds of $253 million. Also on that date, we issued 8,050,000 equity security units with a stated amount of $50 per unit and received net proceeds of $390 million. Each security unit consists of a contract to purchase, for $50, a specified number of shares of Toys "R" Us common stock in August 2005, and a senior note due 2007 with a principal amount of $50. The fair value of the contract to purchase shares of Toys "R" Us common stock was estimated at $1.77 per equity security unit. The fair value of the senior note was estimated at $48.23 per equity security unit. Interest on the senior notes is payable quarterly at an initial rate of 6.25%. The notes are expected to be remarketed in May 2005 at the then prevailing market interest rate for similar notes. The net proceeds from these public offerings were used to refinance short-term borrowings and for other general corporate purposes.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities and supercedes Emerging Issues Task Force issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF No. 94-3 is the requirement that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan. A fundamental conclusion of SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of liability. SFAS No. 146 also establishes that the initial measurement of a liability recognized be based on fair value. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not believe that the adoption of this pronouncement will have a significant effect on our consolidated financial condition, results of operations and cash flow.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. We adopted this pronouncement on February 3, 2002. As a result of this adoption, $348 million of goodwill, which was to be amortized ratably through 2037, ceased. Based on the historical and projected operating results of the reporting units to which the goodwill relates, we have determined that no impairment of this goodwill exists. Application of the non-amortization provisions of SFAS No. 142 resulted in a diminution of net loss of $2 million and $4 million for the quarter ended August 3, 2002 and the 26 weeks ended August 3, 2002, respectively. Had the non-amortization provisions of SFAS No. 142 been applied for the quarter ended and the six months ended August 4, 2001, we would have reported an adjusted net loss of ($27) million and ($43) million, respectively, and a basic and diluted loss per share of ($0.14) and ($0.22), respectively.

--------------------------------------------------------------------------------

On February 12, 2002, Roger N. Farah, one of our directors, purchased 1,000 shares of our common stock. Mr. Farah has filed a Form 4 in respect of this transaction, although it was not filed in a timely manner. With this exception, we believe that all persons who are subject to Section 16(a) of the Securities Exchange Act of 1934 have complied with the requirements thereof during the current fiscal year.

Forward-Looking Statements

This Form 10-Q contains "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. We may also make forward-looking statements in other documents filed with the Securities and Exchange Commission, our annual report to shareholders, our proxy statement and in press releases. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. Such statements involve risks and uncertainties that exist in our operations and business environment that could render actual outcomes and results materially different than predicted. Our forward-looking statements are based on assumptions about many factors, including, but not limited to, ongoing competitive pressures in the retail industry, changes in consumer spending, general economic conditions in the United States and other jurisdictions in which we conduct business (such as interest rates and consumer confidence) and normal business uncertainty. While we believe that our assumptions are reasonable at the time forward-looking statements were made, we caution that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update such statements in light of new information or future events that involve inherent risks and uncertainties. Actual results may differ materially from those contained in any forward- looking statement.

                           PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  At our Annual Meeting on June 5, 2002, a total of 197,312,349 shares of common stock were entitled to vote at the meeting. The number of shares entitled to vote at our Annual Meeting represents stockholders who owned stock at the close of business on the record date of April 10, 2002.

                  Below are the following numbers of shares of common stock entitled to vote that were present in person or represented by proxy at the meeting:

                  In person:        181,771,843
                  By proxy:                   0
                  Total:            181,771,843

                  All nominees for director were elected to a one-year term.

                  The following table sets forth the vote of the shareholders with respect to the election of directors.
                                            Votes For           Votes Withheld
                  RoAnn Costin            177,214,962                4,556,881
                  John H. Eyler, Jr.      178,851,995                2,919,848
                  Roger N. Farah          178,851,364                2,920,479
                  Peter A. Georgescu      178,851,872                2,919,971
                  Michael Goldstein       177,841,408                3,930,435
                  Calvin Hill             178,851,564                2,920,279
                  Nancy Karch             177,738,209                4,033,634
                  Charles Lazarus         178,849,180                2,922,663
                  Norman S. Matthews      178,851,568                2,920,275
                  Arthur B. Newman        177,739,242                4,032,601

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                           Exhibit 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         We filed no Current Report on Form 8-K during the quarter ended August 3, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










         Date:  September 12, 2002        Toys "R" Us, Inc.
                                          -----------------------------------
                                          (Registrant)





                                           /s/ Louis Lipschitz
                                           ------------------------------------

                                            Louis Lipschitz
                                            Executive Vice President and
                                            Chief Financial Officer

                                 CERTIFICATIONS
         Each of the undersigned, in his capacity as an officer of Toys "R" Us, Inc., provides the following certifications required by 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13a-14.

I, John H. Eyler, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Toys "R" Us, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002
                                                      /s/ John H. Eyler, Jr.
                                                      ----------------------
                                                      John H. Eyler, Jr.
                                                      Chief Executive Officer

-------------------------------------------------------------------------------
I, Louis Lipschitz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Toys "R" Us, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002
                                                     /s/ Louis Lipschitz
                                                    ----------------------
                                                    Louis Lipschitz
                                                    Executive Vice President
                                                      - Chief Financial Officer