Form 10-Q/A
period 2002-08-03
TOYS R US INC
filed 2002-09-13
CIK 1005414

===================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ============
                              FORM 10-Q/A
                              ============

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

                                      INDEX



PART II - OTHER INFORMATION                                     PAGE
                                                                ----


     Item 6. Exhibits..........................................  2


SIGNATURES.....................................................  3

Item 6.  Exhibits


          This amendment is being made to re-file the same exhibits that were previously transmitted to the Commission as correspondence on September 12, 2002.


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




         Date:  September 13, 2002              Toys "R" Us, Inc.
                                                --------------------------------
                                                (Registrant)






                                                /s/ Louis Lipschitz
                                                --------------------------------

                                                Louis Lipschitz
                                                Executive Vice President and
                                                Chief Financial Officer