Form 10-Q
period 2002-11-02
TOYS R US INC
filed 2002-12-17
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

Commission file number 1-11609

TOYS “R” US, INC.
  (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3260693 (IRS Employer Identification Number)

461 From Road Paramus, New Jersey (Address of principal executive offices)	07652 (Zip code)

(201) 262-7800
  (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No        .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

212,445,032 shares of the registrant’s Common Stock were outstanding on December 2, 2002.

INDEX

PAGE

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Operations	3

Condensed Consolidated Statements of Cash Flows	4

Notes to the Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	11

Item 3. Quantitative and Qualitative Disclosure of Market Risk	17

Item 4. Controls and Procedures	17

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURES

20

CERTIFICATIONS

21

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)
	November 2, 2002	November 3, 2001	February 2, 2002

ASSETS

Current Assets:
Cash and cash equivalents	$429	$420	$283
Accounts and other receivables	151	157	210
Merchandise inventories	3,541	3,547	2,041
Other current assets	115	103	97

Total current assets	4,236	4,227	2,631

Property and equipment, net	4,699	4,484	4,544
Goodwill, net	348	351	348
Other assets	621	526	553

	$9,904	$9,588	$8,076

LIABILTIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings	$495	$966	$-
Accounts payable	1,755	2,023	878
Accrued expenses and other current liabilities	589	576	777
Income taxes payable	250	177	345

Total current liabilities	3,089	3,742	2,000

Long-term debt	2,375	1,914	1,816
Deferred income taxes	396	402	395
Other non-current liabilities	302	190	398

Minority interest in Toysrus.com	46	59	53

Stockholders’ equity	3,696	3,281	3,414

	$9,904	$9,588	$8,076

See notes to condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales	$2,271	$2,178	$6,436	$6,260
Cost of sales	1,549	1,468	4,362	4,224

Gross margin	722	710	2,074	2,036
Selling, general and administrative expenses	658	670	1,829	1,864
Depreciation and amortization	80	79	236	225

Total operating expenses	738	749	2,065	2,089

Operating (loss) / earnings	(16)	(39)	9	(53)
Interest expense - net	(29)	(30)	(87)	(90)

Loss before income taxes	(45)	(69)	(78)	(143)
Income tax benefit	(17)	(25)	(29)	(52)

Net loss	$(28)	$(44)	$(49)	$(91)

Basic and diluted loss per share	$(0.13)	$(0.22)	$(0.24)	$(0.46)

Weighted average basic and diluted shares outstanding	212.3	197.6	206.0	197.9

See notes to condensed consolidated financial statements.

TOYS “R” US, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	39 Weeks Ended
	November 2, 2002	November 3, 2001
Cash Flows from Operating Activities:
Net loss	$(49)	$(91)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	236	225
Minority interest in Toysrus.com and other	(12)	(11)
Changes in operating assets and liabilities:
Merchandise inventories	(1,470)	(1,253)
Other operating assets	17	22
Accounts payable and other operating liabilities	600	548

Net cash used in operating activities	(678)	(560)

Cash Flows from Investing Activities:
Capital expenditures, net	(304)	(468)

Cash Flows from Financing Activities:
Short-term borrowings, net	495	379
Long-term borrowings	548	1,214
Long-term debt repayment	(145)	(401)
Proceeds from issuance of stock and contracts to purchase stock	266	-
Exercise of stock options	-	19
Share repurchase program	-	(44)

Net cash provided by financing activities	1,164	1,167

Effect of exchange rate changes on cash and cash equivalents	(36)	6

Cash and cash equivalents:
Net increase during period	146	145
Cash and cash equivalents beginning of period	283	275

Cash and cash equivalents end of period	$429	$420

Supplemental disclosures of cash flow information:
Net income tax refunds	$1	$6

Interest paid	$84	$65

See notes to condensed consolidated financial statements.

TOYS “R” US, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Interim reporting

The interim condensed consolidated financial statements are unaudited and are subject to year-end adjustments.  However, in the opinion of management, all known adjustments (which consist primarily of normal recurring accruals) have been made and the interim financial statements present fairly the consolidated financial condition and operating results for the unaudited periods.  Because of the seasonal nature of the company's business, results for interim periods are not indicative of results to be expected for a full fiscal year.

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the company’s annual report.  Therefore, the interim statements should be read in conjunction with the company’s annual report for the fiscal year ended February 2, 2002.

2.   Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.   Comprehensive income

Comprehensive loss was ($29) million and ($46) million for the quarters ended November 2, 2002 and November 3, 2001, respectively, primarily as a result of the net losses reported for these periods.  Comprehensive loss was ($10) million for the 39 weeks ended November 2, 2002, as a result of the net loss, partially offset by a reduction in the unrealized foreign currency translation loss adjustment of the consolidated balance sheet, net of tax, for this period.  Comprehensive loss was ($111) million for the 39 weeks ended November 3, 2001, as a result of the net loss plus an increase in the unrealized foreign currency translation loss adjustment of the consolidated balance sheet, net of tax, for this period.

4.  Investment in Toys - Japan

The company accounts for its investment in the common stock of Toys – Japan on the “equity method” of accounting since the initial public offering on April 24, 2000.  As part of the initial public offering, Toys – Japan issued 1,300,000 shares of new common stock to the public at a price of 12,000 yen or $113.95 per share.  In November 2001, the common stock of Toys - Japan split 3 for 1.  The company’s accounting policy for the sales of subsidiaries’ stock is to recognize gains or losses for value received in excess of or less than its basis in such subsidiary.  No similar issuances of subsidiaries’ stock are contemplated at this time.  The carrying value of the investment is reflected on the condensed consolidated balance sheets as part of  “Other assets.”  At November 2, 2002, the quoted market value of the company’s investment was $203 million, which exceeds the carrying value of the investment. The valuation represents a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale.  The company is a guarantor of 80% of a 10 billion yen ($84 million) loan from third parties in Japan with an annual rate of 6.47%, due in 2012, for which Toys - Japan is the primary borrower.

5.   Toysrus.com

Toysrus.com operates a co-branded toy and video games on-line store (Toysrus.com), a co-branded baby products on-line store (Babiesrus.com), and a co-branded learning products and information on-line store (Imaginarium.com) under a strategic alliance with Amazon.com.  This strategic alliance agreement expires in 2010.

Under this alliance each company is responsible for specific aspects of the on-line stores.  Toysrus.com is responsible for merchandising and content for the co-branded stores.  Toysrus.com also identifies, buys, owns and manages the inventory.  Amazon.com handles web site development, order fulfillment, customer service, and the housing of Toysrus.com’s inventory in Amazon.com’s U.S. distribution centers.  The company recognizes revenue for Toysrus.com at the point in time when merchandise is shipped to customers, in accordance with the shipping terms (FOB shipping point) that exist under the agreement with Amazon.com.

Toysrus.com also opened a personalized gifts for all ages on-line store (Giftsrus.com) in November 2002.  Visitors can choose from hundreds of products ranging from exclusive stuffed animals, toys, clothing, home décor, and keepsakes have them personalized with messages, monogrammed, hand-painted or engraved, gift wrapped and then delivered.  Giftsrus.com does not operate as part of the strategic alliance with Amazon.com.

6.  Cost of sales and selling, general and administrative expenses

The significant components of the line item “Cost of sales” include the cost to acquire merchandise from vendors; freight in; markdowns at cost; provision for inventory shortages; and discounts and allowances related to merchandise inventories.

The significant components of the line item “Selling, general and administrative expenses” include store payroll and related payroll benefits; rent and other store operating expenses; net advertising expenses; costs associated with operating the company’s distribution network that primarily relate to moving merchandise from distribution centers to stores; and other corporate-related expenses.

7.   Long-term debt and issuance of common stock

On May 28, 2002, the company completed public offerings of Toys “R” Us equity and equity-linked securities.  On that date, the company issued 14,950,000 shares of its common stock at a price of $17.65 per share and received net proceeds of $253 million.  Also on that date, the company issued 8,050,000 equity security units with a stated amount of $50 per unit and received net proceeds of $390 million.  Each security unit consists of a contract to purchase, for $50, a specified number of shares of Toys “R” Us common stock in August 2005, and a senior note due 2007 with a principal amount of $50.  The fair value of the contract to purchase shares of Toys “R” Us common stock was estimated at $1.77 per equity security unit.  The fair value of the senior note was estimated at $48.23 per equity security unit.  Interest on the senior notes is payable quarterly at an initial rate of 6.25%, commencing August 2002.  The notes are expected to be remarketed in May 2005 at the then prevailing market interest rate for similar notes.  The proceeds allocated to the purchase contracts were recorded in stockholders’ equity on the condensed consolidated balance sheet.  The fair value of the senior notes is reflected as long-term debt on the condensed consolidated balance sheet.  The net proceeds from these public offerings were used to refinance short-term borrowings and for other general corporate purposes.

On March 19, 2002, the company refinanced a note payable originally due in 2005 and increased the amount outstanding to $160 million from $100 million. This borrowing is repayable in semi-annual installments, with the final installment due on February 20, 2008. The effective cost of this borrowing is 2.23% and is secured by expected future cash flows from license fees due from Toys – Japan.

8.   Restructuring and other charges

In January 2002, the company recorded restructuring and other charges after reversals from 1998 and 1995 restructuring charges of $213 million ($126 million net of tax benefits) for the closing of 37 Kids “R” Us store locations, 27 Toys “R” Us store locations, the consolidation of five store support center facilities and the elimination of approximately 1,900 staff positions at stores and headquarters.  See the company’s annual report for the year ended February 2, 2002 for details on these charges.  The subsequent utilization and remaining reserve balances are as follows:

Description	Reserve Balance at February 2, 2002	Utilized	Reserve Balance at November 2, 2002
	(In millions)

Real Estate and Lease Commitments
Store Closings	$52	$4	$48
Store Support Center Consolidation	28	-	28
Severance	19	12	7

Total remaining restructuring charges	$99	$16	$83

As of November 2, 2002, 22 of the Toys “R” Us store locations and 36 of the Kids “R” Us store locations, identified as part of the January 2002 restructuring and other charges, were closed.  The remaining store locations will close by January 2003.  The company had $8 million of remaining markdown reserves at November 2, 2002 that will be utilized by February 1, 2003.

In 2000, the company’s subsidiary Toysrus.com recorded $118 million in non-recurring charges as a result of the transition to the co-branded on-line store with Amazon.com.  See the company’s annual report for the year ended February 2, 2002 and the company’s Form 10-Q for the quarter ended May 4, 2002 for further descriptions of these charges.  The company had remaining lease commitment reserves of $3 million at February 2, 2002 and November 2, 2002, respectively.

In 1998, the company recorded restructuring and other non-recurring charges of $698 million ($508 million net of tax benefits) to strategically reposition its worldwide business.  See the company’s annual report for the year ended February 2, 2002 and the company’s Form 10-Q for the quarter ended May 4, 2002 for further details on these charges. The company had remaining lease commitments and other closing cost reserves of $31 million and $24 million at February 2, 2002, and November 2, 2002, respectively.

The company believes that unused reserves at November 2, 2002 are reasonable estimates of what is required to complete all remaining initiatives.

9.  Segments

Information related to the various company segments is as follows:

(In millions)	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales
Toys “R” Us – U.S.	$1,236	$1,222	$3,629	$3,675
Toys “R” Us – International	415	373	1,092	974
Babies “R” Us	417	368	1,214	1,079
Toysrus.com (1)	59	39	147	103
Other (2)	144	176	354	429

Total net sales	$2,271	$2,178	$6,436	$6,260

Operating earnings / (loss)
Toys “R” Us – U.S.	$(40)	$(59)	$9	$(23)
Toys “R” Us – International	13	12	3	-
Babies “R” Us	48	38	134	109
Toysrus.com, net of minority interest (3)	(12)	(17)	(40)	(59)
Other (4)	(25)	(13)	(97)	(80)

Operating (loss) / earnings	(16)	(39)	9	(53)
Interest expense, net	(29)	(30)	(87)	(90)

Loss before income taxes	$(45)	$(69)	$(78)	$(143)

(1)	Includes the sales of Toysrus.com – Japan
(2)	Includes the sales of Kids “R” Us and Geoffrey stores.
(3)	Includes the operations of Toysrus.com - Japan, net of minority interest.
(4)	Includes corporate expenses, operating results of Kids “R” Us and Geoffrey businesses, and the equity in the net earnings of Toys-Japan.

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

The company has increased the carrying value of its long-term debt by $60 million at November 2, 2002, representing the excess of the fair value above the carrying amount of the debt at that date.  Also at November 2, 2002, the company has recorded derivative assets of $75 million and derivative liabilities of $40 million, representing the fair value of these derivatives at that date.   The derivative assets are reflected on the condensed consolidated balance sheets as part of  “Other assets.”  The derivative liabilities are reflected on the condensed consolidated balance sheets as part of  “Other liabilities.”

The company did not realize any material gain or loss related to these transactions for any of the periods presented.  Accordingly, non-cash increases in other operating assets and long-term debt of $33 million, and $144 million, respectively, and a decrease in other operating liabilities of $82 million have been excluded from the consolidated statement of cash flows for the nine months ended November 2, 2002.

11.  Allowances and credits received from vendors

Credits and allowances are received from vendors and are related to formal agreements negotiated with such vendors.  These credits and allowances are predominately for cooperative advertising, promotions, and volume related purchases.  These credits and allowances, excluding advertising allowances, are netted against cost of sales.  The company’s policy is to recognize credits, which are related directly to inventory purchases, as the related inventory is sold.  Cooperative advertising allowances offset the cost of cooperative advertising that is agreed to by the company and its vendors.  These cooperative advertising allowances are netted against advertising expenses included in selling, general and administrative expenses.  The company’s policy is to recognize cooperative advertising allowances in the period that the related advertising media is run.

12.   Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities and supercedes Emerging Issues Task Force issue (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between SFAS No. 146 and EITF No. 94-3 is the requirement that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan.  A fundamental conclusion of SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of liability.  SFAS No. 146 also establishes that the initial measurement of a liability be based on fair value.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The company does not believe that adoption of this pronouncement will have a significant effect on the company’s consolidated financial condition, results of operations and cash flow.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  The company adopted SFAS No. 144 as of February 3, 2002 and the adoption did not have a significant effect on the company’s consolidated financial condition, results of operations and cash flow.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach.  The company adopted this pronouncement on February 3, 2002.  As a result of this adoption, amortization of $348 million of goodwill, which was to be amortized ratably through 2037, ceased.  Based on the historical and projected operating results of the reporting units to which the goodwill relates, the company has determined that no impairment of this goodwill exists.  Application of the non-amortization provisions of SFAS No. 142 resulted in a diminution of net loss of $2 million and $6 million for the quarter ended November 2, 2002 and the 39 weeks ended November 2, 2002, respectively.  Had the non-amortization provisions of SFAS No. 142 been applied for the quarter ended and the 39 weeks ended November 3, 2001, the company would have reported an adjusted net loss of ($42) million and ($85) million, respectively, and a basic and diluted loss per share of ($0.21) and ($0.43), respectively.

13.   Unsecured committed revolving credit facilities

As of November 2, 2002, the company had $985 million in unsecured committed revolving credit facilities from a syndicate of financial institutions.  These credit facilities consist of a $685 million facility expiring September 2006 and a $300 million facility expiring on August 25, 2003.  The facilities are used for seasonal borrowings and to support the company’s domestic commercial paper borrowings.  As of November 2, 2002, $197 million was available under the facility expiring September 2006 and all of the $300 million facility expiring on August 25, 2003 was available.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Comparison of third quarter (13 weeks) ended November 2, 2002 to third quarter (13 weeks) ended November 3, 2001 and comparison of nine months (39 weeks) ended November 2, 2002 to nine months (39 weeks) ended November 3, 2001

Net sales increased 4% in U.S. dollars to $2.3 billion for the third quarter of 2002.  Foreign currency exchange had a favorable impact on net sales for the third quarter of 2002.  Excluding the impact of currency translation net sales increased 3% for the third quarter of 2002.  For the nine months ended November 2, 2002, our net sales increased by 3% to $6.4 billion.  The foreign currency effect for the first nine months of 2002 was also favorable.  Excluding the impact of currency translation, net sales increased by 2% for the nine months ended November 2, 2002.

Total enterprise sales consist of Toys “R” Us branded sales.  Enterprise sales include sales by all our stores, in addition to sales by licensed and franchised stores.  Total enterprise sales were $2.7 billion and $2.5 billion for the three months ended November 2, 2002 and November 3, 2001, respectively.  Enterprise sales for the nine months ended November 2, 2002 and November 3, 2001 were $7.5 billion and $7.3 billion, respectively.

Our total consolidated comparable store sales, in local currencies, were up 2% for the third quarter of 2002 and were flat for the nine months ended November 2, 2002.  Comparable store sales for the Toys “R” Us – U.S. division increased by 2% for the third quarter of 2002 and decreased by 1% for the nine months ended November 2, 2002.  The increase in sales in the third quarter is primarily comprised of increases in core toy sales.  Core toy sales, which include Boys and Girls, Learning and Preschool toys, increased 7% for the quarter and 6% for the nine months.  This increase in core toy sales was partially offset by declines in the video game business, which was down 5%, and the seasonal business, which was down 7%, for the quarter.  Several factors more than offset the core toy gains and contributed to the year-to-date comparable store sales decline at Toys “R” Us – U.S. division, including the disruption caused by the renovation of stores to the Mission Possible format.  The renovation of substantially all of the Toys “R” Us - U.S. store base to the Mission Possible format was completed during the third quarter of this year.  In addition, sales of seasonal products such as bikes and accessories experienced sales declines for the nine months, and video gaming sales experienced a mid-single digit decline for the nine months, primarily due to price deflation that was not completely offset with increases in the number of units sold.  Our U.S. toy store inventories were down 2% for the third quarter.

International comparable toy store sales, on a local currency basis, increased 4% for the third quarter of 2002 and 7% for the nine-month period.  This increase was primarily driven by our toy stores in the United Kingdom, Spain and Australia, all of which reported double-digit comparable store sales gains for the nine-month period of 2002.  The International division continues to place an emphasis on improving merchandise content through the addition of in-store shops such as Universe of Imagination (learning and educational products), Animal Alley (plush), Teentronics (electronic entertainment products) and Babies “R” Us (newborn and infant products.)  In addition, the International division continues to emphasize exclusive products; sales of exclusive products account for approximately 25% of total International sales.  The International division also continues to implement many of the initiatives underway in our Toys “R” Us – U.S. division, including improvements in presentation and customer service.

Our Babies “R” Us division had a 2% and a 3% comparable store sales increase for the quarter and nine month periods of 2002, respectively.  Total sales increased 13% for both the third quarter and nine month periods of 2002.  We opened five new Babies “R” Us stores during the quarter and 14 during the first nine months of 2002. The comparable store sales increases can be mainly attributed to continued growth of Baby Registry (expectant parents registering for gifts at our stores).  The Kids “R” Us division reported a 9% comparable stores sales decline for the third quarter of 2002 primarily due to a weak back-to-school apparel season.  Kids “R” Us also experienced a 10% decline for the nine-month period of 2002.  However, we continue to be encouraged by the sales performance of the 41 Kids “R” Us stores that have been renovated to the K.R.U. format.  Toysrus.com reported net sales of $59 million and $147 million for the third quarter and the first nine months of 2002, respectively, up from $39 million and $103 million, in the third quarter and nine-month period of 2001, respectively.

We record all of the costs associated with operating our distribution network as a part of SG&A, including those costs that primarily relate to moving merchandise from distribution centers to stores.  Therefore, our gross margin may not be comparable to those retailers that include similar costs in the calculation of gross margin.  Consolidated gross margin, as a percentage of sales, declined 80 basis points to 31.8% for the third quarter of 2002, primarily due to a 100 basis point decrease in margin as a result of our new “low price superstar” events, which highlight competitive promotional offers of key high profile items, as well as a 40 basis point decrease resulting from unfavorable shift in sales mix.  Credits and allowances from vendors, which are netted against our cost of sales, increased by 80 basis points for the third quarter in support of the increased promotional activity.  Consolidated gross margin decreased 30 basis points to 32.2% on a year-to-date basis, due primarily to increased promotional activity, net of a 60 basis point increase in credits and allowances from our vendors in support of the increased promotional activity.  Gross margin for the Toys "R" Us – U.S. division decreased 180 basis points to 28.9% for the third quarter and decreased 80 basis points to 30.4% on a year to date basis.  These decreases were driven by markdowns related to our initiative to optimize inventory quality by clearing older, slower moving items to allow fresher and higher potential demand items into our stores.  Other promotional activity, such as the introduction of our “low price superstar” pricing, also contributed to this margin decline.  Gross margin for the International division increased 20 basis points to 33.7% and 33.0% for the quarter and nine months, respectively.  Gross margin at our Babies "R" Us division grew 40 basis points to 36.0% for the third quarter and 50 basis points to 35.2% for the first nine months of 2002, reflecting a shift in sales mix to higher margin import products.

Total SG&A, as a percentage of sales, decreased 180 basis points to 29.0% for the third quarter of 2002, mainly due to our continued focus on expense control.  The primary drivers of this decrease were a reduction of store payroll and related costs of 80 basis points, a decrease in advertising costs, net of credits and allowances from vendors, of 20 basis points, a decrease in distribution costs of 30 basis points and a decrease in operating expenses for regional offices of 30 basis points.  SG&A decreased 140 basis points to 28.4% for the nine months of 2002.  Factors affecting the decrease include a reduction of payroll & related costs of 50 basis points, a decrease in advertising costs, net of credits and allowances from vendors, of 20 basis points, a decrease in distribution costs of 30 basis points, and a 30 basis point decrease in regional office expenses.  SG&A for Toys “R” Us – U.S., decreased 350 basis points to 28.5% for the third quarter and also decreased 220 basis points to 26.6% on a year to date basis.  The decreases can be attributed to payroll and related benefit savings as well as the other items outlined above in the consolidated SG&A discussion.  SG&A for the International division increased 20 basis points to 27.5% for the third quarter and decreased 30 basis points to 29.9% for the nine months ended November 2, 2002.

SG&A for the Babies “R” Us division decreased 90 basis points to 23.0% for the third quarter 2002 and decreased 60 basis points to 22.7% on a year to date basis.  These decreases for the nine months ended November 2, 2002 were primarily a function of expense control coupled with higher sales productivity.

Excluding the impact of the adoption of SFAS No. 142 on the amortization of goodwill (see “Recent Accounting Pronouncements”), depreciation increased by $4 million and $20 million for the three month and nine month periods ending November 2, 2002, respectively.  These increases were primarily due to the Mission Possible store remodeling program, continued new store expansion and strategic investments to improve our management information systems, partially offset by the impact of retirements of fixed assets in stores that were closed during fiscal 2002.

Net interest expense decreased by $1 million to $29 million for the third quarter and decreased by $3 million to $87 million for the first nine months of 2002.  The respective favorable trends in net interest expense are mainly attributable to the favorable interest rate environment.

Foreign currency exchange did not have a significant impact on net earnings for the third quarter nor the first nine months of 2002.

Restructuring and Other Charges

In the fourth quarter of 2001, we recorded restructuring and other charges relating to our plans announced on January 28, 2002 to close 37 Kids “R” Us stores and 27 Toys “R” Us – U.S. stores, eliminate approximately 1,900 staff positions at stores and headquarters, and consolidate our store support center facilities into our new headquarters in Wayne, New Jersey.  We also reversed $24 million of previously accrued charges ($11 million from the 1998 program and $13 million from the 1995 program) that were deemed to be no longer needed.  These restructurings and other charges totaled $213 million on a pre-tax basis.  Accordingly, based on all of these actions, we recorded $126 million, on an after-tax basis, of restructuring and other charges in the fourth quarter of our fiscal year ended February 2, 2002.  Details on the components of our restructuring and other charges announced January 28, 2002 are described in our annual report for the year ended February 2, 2002.

The subsequent utilization and remaining reserve balances are as follows:

Description	Reserve Balance at February 2, 2002	Utilized	Reserve Balance at November 2, 2002
	(In millions)

Real Estate and Lease Commitments
Store Closings	$52	$4	$48
Store Support Center Consolidation	28	-	28
Severance	19	12	7

Total remaining restructuring charges	$99	$16	$83

As of November 2, 2002, 22 of the Toys “R” Us – U.S. store locations and 36 of the Kids “R” Us store locations, identified as part of the January 2002 restructuring and other charges, were closed.  The remaining store locations will close by January 2003.  We had $8 million of remaining markdown reserves at November 2, 2002 that will be utilized by February 1, 2003.

In 2000, our Toysrus.com subsidiary recorded non-recurring costs and charges totaling, before minority interest, approximately $118 million, $10 million of which were included in cost of sales and $108 million of which were included in selling, general and administrative expenses.  These costs and charges were related to the closure of three distribution centers, the write-off of web site assets, as well as other costs associated with migrating data and merchandise to the new co-branded site with Amazon.com.  Refer to our annual report for the year ended February 2, 2002 and our form 10-Q for the quarter ended May 4, 2002 for further descriptions of these charges.  We had remaining lease commitment reserves of $3 million at February 2, 2002 and November 2, 2002.

During 1998, we announced our strategic initiatives to reposition our worldwide business and other charges including some reformatting of our U.S. toy stores, as well as the restructuring of our International operations, which resulted in a total charge of $698 million ($508 million net of tax benefits).  Details on certain components of our strategic initiatives and other charges are described in our annual report for the year ended February 2, 2002 and our Form 10-Q for the quarter ended May 4, 2002.  We had remaining lease commitments and other closing cost reserves of $31 million and $24 million at February 2, 2002 and November 2, 2002, respectively.

We believe that unused reserves remaining at November 2, 2002 are reasonable estimates of what is required to complete all remaining initiatives.

Financial Condition

By February 1, 2003, we expect to be operating approximately 1,590 stores, consisting of: 685 toy stores in the United States, substantially all of which will be in the Mission Possible format; 538 International toy stores (including 248 licensed and franchised stores); 146 Kids “R” Us stores; 184 Babies “R” Us stores and 37 Imaginarium stores.  In addition, Toysrus.com will sell merchandise through Internet sites at www.toysrus.com, www.babiesrus.com, www.imaginarium.com, and www.giftsrus.com.

We have $985 million in unsecured committed revolving credit facilities from a syndicate of financial institutions.  These credit facilities consist of a $685 million facility expiring September 2006 and a $300 million facility expiring on August 25, 2003.  As of November 2, 2002, $197 million was available under the facility expiring September 2006 and all of the $300 million facility expiring on August 25, 2003 was available.

The facilities are available for seasonal borrowings and to support our domestic commercial paper borrowings.  Cash requirements for operations and investing activities will be met primarily through operating activities, issuance of commercial paper and utilization of our unsecured committed revolving credit facilities.

For 2002, capital requirements for our expansion plans, as well as other capital requirements are estimated to be approximately $475 million.

Our net cash outflows from operations increased to $678 million for the first nine months of 2002 compared with $560 million for the first nine months of 2001, primarily due to an increase in cash outflows for merchandise inventories, partially offset by a reduction in net loss.

Net borrowings decreased to $0.9 billion for the nine months ended November 2, 2002, as compared with net borrowings of $1.2 billion for the nine months ended November 3, 2001.  This decrease is primarily due to the repayment of short-term debt with the proceeds of equity and equity linked securities as described below.

Standard & Poor’s currently rates our long-term debt and commercial paper “BBB/A-2” with a stable outlook.  Moody’s currently rates our long-term debt and commercial paper “Baa3/P-3” with a stable outlook.  We continue to be confident in our ability to refinance maturing debt, as well as to provide for new capital.

We did not purchase any shares through our share repurchase program during the nine-month period ended November 2, 2002.  We repurchased 2 million shares of our common stock through our share repurchase program for $44 million during the first nine months ended November 3, 2001.

On May 28, 2002, we completed our previously announced public offerings of Toys “R” Us equity and equity-linked securities.  On that date, we issued 14,950,000 shares of our common stock at a price of $17.65 per share and received net proceeds of $253 million.  Also on that date, we issued 8,050,000 equity security units with a stated amount of $50 per unit and received net proceeds of $390 million.  Each security unit consists of a contract to purchase, for $50, a specified number of shares of Toys “R” Us common stock in August 2005, and a senior note due 2007 with a principal amount of $50.  The fair value of the contract to purchase shares of Toys “R” Us common stock was estimated at $1.77 per equity security unit.  The fair value of the senior note was estimated at $48.23 per equity security unit. Interest on the senior notes is payable quarterly at an initial rate of 6.25%.  The notes are expected to be remarketed in May 2005 at the then prevailing market interest rate for similar notes.  The net proceeds from these public offerings were used to refinance short-term borrowings and for other general corporate purposes.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities and supercedes Emerging Issues Task Force issue (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between SFAS No. 146 and EITF No. 94-3 is the requirement that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan.

A fundamental conclusion of SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of liability.  SFAS No. 146 also establishes that the initial measurement of a liability recognized be based on fair value.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  We do not believe that the adoption of this pronouncement will have a significant effect on our consolidated financial condition, results of operations and cash flow.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. We adopted SFAS No. 144 as of February 3, 2002 and the adoption did not have a significant effect on our consolidated financial condition, results of operations and cash flow.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach.  We adopted this pronouncement on February 3, 2002.  As a result of this adoption, amortization of $348 million of goodwill, which was to be amortized ratably through 2037, ceased.  Based on the historical and projected operating results of the reporting units to which the goodwill relates, we determined that no impairment of this goodwill exists.  Application of the non-amortization provisions of SFAS No. 142 resulted in a diminution of net loss of $2 million and $6 million for the quarter ended November 2, 2002 and the 39 weeks ended November 2, 2002, respectively.  Had the non-amortization provisions of SFAS No. 142 been applied for the quarter ended and the nine months ended November 3, 2001, we would have reported an adjusted net loss of ($42) million and ($85) million, respectively, and a basic and diluted loss per share of ($0.21) and ($0.43), respectively.

Forward-Looking Statements

This Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  We may also make forward-looking statements in other documents filed with the Securities and Exchange Commission, our annual report to shareholders, our proxy statement and in press releases.  All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements.  Such statements involve risks and uncertainties that exist in our operations and business environment that could render actual outcomes and results materially different than predicted.  Our forward-looking statements are based on assumptions about many factors, including, but not limited to, ongoing competitive pressures in the retail industry, changes in consumer spending, general economic conditions in the United States and other jurisdictions in which we conduct business (such as interest rates and consumer confidence) and normal business uncertainty.  While we believe that our assumptions are reasonable at the time forward-looking statements were made, we caution that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update such statements in light of new information or future events that involve inherent risks and uncertainties.  Actual results may differ materially from those contained in any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

We are exposed to market risk from potential changes in interest rates and foreign exchange rates.  Our market risks at November 2, 2002 are similar to those disclosed in Item 7a of our Form 10-K for the year ended February 2, 2002 and we continue to regularly evaluate these risks and continue to take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge a variety of risk exposures including interest rate and currency risks.

Item 4.  Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 4.1

Amendment No. 1, dated as of May 16, 2002, to and under the Five-Year Credit Agreement, dated as of September 19, 2001, (filed as Exhibit 4(vi) to the Company's Annual Report on Form 10-K for the year ended February 2, 2002) among Toys “R” Us, Inc., the Lenders party thereto, Citibank, N.A. and J.P. Morgan Chase, as Co-Syndication Agents, Credit Suisse First Boston, First Union National Bank, The Dai-Ichi Kangyo Bank, Ltd. and Societe Generale, as Co-Documentation Agents, and The Bank Of New York, as Administrative Agent.

Exhibit 4.2

Amendment No. 2, dated as of August 26, 2002, to and under the Five-Year Credit Agreement, dated as of September 19, 2001, (filed as Exhibit 4(vi) to the Company's Annual Report on Form 10-K for the year ended February 2, 2002) among Toys “R” Us, Inc., the Lenders party thereto, Citibank, N.A. and JPMorgan Chase Bank, as Co-Syndication Agents, Credit Suisse First Boston, Cayman Islands Branch, Wachovia Bank, National Association, and Societe Generale, as Co-Documentation Agents, and The Bank of New York, as Administrative Agent.

Exhibit 4.3

Amendment No. 1, dated as of May 16, 2002, to and under the 364-Day Credit Agreement, dated as of September 19, 2001, (filed as Exhibit 4(vii) to the Company's Annual Report on Form 10-K for the year ended February 2, 2002) among Toys “R” Us, Inc., the Lenders party thereto, Citibank, N.A. and J.P. Morgan Chase, as Co-Syndication Agents, Credit Suisse First Boston, First Union National Bank, The Dai-Ichi Kangyo Bank, Ltd. and Societe Generale, as Co-Documentation Agents, and The Bank Of New York, as Administrative Agent

Exhibit 4.4

Amendment No. 2, dated as of August 26, 2002, to and under the 364-Day Credit Agreement, dated as of September 19, 2001, (filed as Exhibit 4(vii) to the Company's Annual Report on Form 10-K for the year ended February 2, 2002) among the Toys “R” Us, Inc., the lenders party thereto, The Bank of New York, as Administrative Agent, Citibank, N.A., J.P. Morgan Chase as Co-Syndication Agents, and Credit Suisse First Boston, First Union National Bank, The Dai-Ichi Kangyo Bank, Ltd. And Societe General, as Co-Documentation Agents, and BNY Capital Markets, Inc., as Lead Manager and Book Manager.

	Exhibit 99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Current Report of Form 8-K dated September 12, 2002 included information relating to statements under oath regarding facts and circumstances relating to the Toys “R” Us, Inc. Exchange Act filings signed by John H. Eyler, Chief Executive Officer, and Louis Lipschitz, Chief Financial Officer as required by Commission Order 4-460.

Current Report of Form 8-K dated September 13, 2002 included the certifications required by Commission Order 4-460 that were transmitted to the Commission as correspondence on September 12, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS R US, INC.

(Registrant)

Date: December 17, 2002	/s/ LOUIS LIPSCHITZ

Louis Lipschitz
Executive Vice President and
Chief Executive Officer

CERTIFICATION

I, John H. Eyler, Jr., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Toys “R” Us, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John H. Eyler, Jr.
Chief Executive Officer
December 16, 2002

CERTIFICATION

I, Louis Lipschitz, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Toys “R” Us, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Louis Lipschitz
Executive Vice President –
Chief Executive Officer
December 16, 2002

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report:

Exhibit No.	Document

Exhibit 4.1

Amendment No. 1, dated as of May 16, 2002, to and under the Five-Year Credit Agreement, dated as of September 19, 2001, (filed as Exhibit 4(vi) to the Company's Annual Report on Form 10-K for the year ended February 2, 2002) among Toys “R” Us, Inc., the Lenders party thereto, Citibank, N.A. and J.P. Morgan Chase, as Co-Syndication Agents, Credit Suisse First Boston, First Union National Bank, The Dai-Ichi Kangyo Bank, Ltd. and Societe Generale, as Co-Documentation Agents, and The Bank Of New York, as Administrative Agent.

Exhibit 4.2

Amendment No. 2, dated as of August 26, 2002, to and under the Five-Year Credit Agreement, dated as of September 19, 2001, (filed as Exhibit 4(vi) to the Company's Annual Report on Form 10-K for the year ended February 2, 2002) among Toys “R” Us, Inc., the Lenders party thereto, Citibank, N.A. and JPMorgan Chase Bank, as Co-Syndication Agents, Credit Suisse First Boston, Cayman Islands Branch, Wachovia Bank, National Association, and Societe Generale, as Co-Documentation Agents, and The Bank of New York, as Administrative Agent.

Exhibit 4.3

Amendment No. 1, dated as of May 16, 2002, to and under the 364-Day Credit Agreement, dated as of September 19, 2001, (filed as Exhibit 4(vii) to the Company's Annual Report on Form 10-K for the year ended February 2, 2002) among Toys “R” Us, Inc., the Lenders party thereto, Citibank, N.A. and J.P. Morgan Chase, as Co-Syndication Agents, Credit Suisse First Boston, First Union National Bank, The Dai-Ichi Kangyo Bank, Ltd. and Societe Generale, as Co-Documentation Agents, and The Bank Of New York, as Administrative Agent

Exhibit 4.4

Amendment No. 2, dated as of August 26, 2002, to and under the 364-Day Credit Agreement, dated as of September 19, 2001, (filed as Exhibit 4(vii) to the Company's Annual Report on Form 10-K for the year ended February 2, 2002) among the Toys “R” Us, Inc., the lenders party thereto, The Bank of New York, as Administrative Agent, Citibank, N.A., J.P. Morgan Chase as Co-Syndication Agents, and Credit Suisse First Boston, First Union National Bank, The Dai-Ichi Kangyo Bank, Ltd. And Societe General, as Co-Documentation Agents, and BNY Capital Markets, Inc., as Lead Manager and Book Manager.

Exhibit 99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.