Form 10-Q/A
period 2002-11-02
TOYS R US INC
filed 2002-12-19
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

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

INDEX

PAGE

SIGNATURES

3

CERTIFICATIONS

4

This Form 10-Q/A is being filed to correct the signature block for the form and the signature block for the certification of the Chief Financial Officer contained within the Form 10-Q for the period ended November 2, 2002 that was previously filed on December 17, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS R US, INC.

(Registrant)

Date: December 19, 2002	/s/ LOUIS LIPSCHITZ

Louis Lipschitz

Executive Vice President and Chief Financial Officer

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

/s/ Louis Lipschitz
Executive Vice President - Chief Financial Officer
December 16, 2002