Form 10-K
period 2003-02-01
TOYS R US INC
filed 2003-04-30
CIK 1005414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 1, 2003

                     Commission file number 1-11609
                               TOYS "R" US, INC.
                  Incorporated pursuant to the Laws of Delaware

        Internal Revenue Service - Employer Identification No. 22-3260693
                    461 From Road, Paramus, New Jersey 07652
                                 (201) 262-7800

           Securities Registered Pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
 Common Stock, $.10 par value                  New York Stock Exchange
    Equity Security Units                      New York Stock Exchange

Indicate by checkmark whether registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES |X| NO |_|

The aggregate market value of common stock held by non-affiliates was $2,671,205,888 based on the closing sales price of the common stock on the New York Stock Exchange on August 3, 2002, the last business day of the registrant's most recently completed second fiscal quarter.

Number of shares of common stock, $0.10 par value per share, outstanding as of April 9, 2003: 213,055,666.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 2003 are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 2003 are incorporated by reference into Parts II and III of this Form 10-K.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.

Item 1.  Business............................................................  2
Item 2.  Properties.......................................................... 11
Item 3.  Legal Proceedings................................................... 12
Item 4.  Submission of Matters to a Vote of Security Holders................. 13

PART II.

Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters............................................... 14
Item 6.  Selected Financial Data............................................. 14
Item 7.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition........................................... 14
Item 7a. Qualitative and Quantitative Disclosures About Market Risk.......... 14
Item 8.  Financial Statements and Supplementary Data......................... 14
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................. 15

PART III.

Item 10. Directors and Executive Officers of the Registrant.................. 16
Item 11. Executive Compensation.............................................. 19
Item 12. Security Ownership of Certain Beneficial Owners and Management...... 19
Item 13. Certain Relationships and Related Transactions...................... 19
Item 14. Controls and Procedures............................................. 19

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.......................................................... 20

SIGNATURES................................................................... 21

CERTIFICATIONS............................................................... 23

                                     PART I

ITEM 1. BUSINESS

We are one of the world's leading retailers of toys, children's apparel and baby products based on our consolidated net sales in 2002. As of February 1, 2003, we operated 1,595 retail stores worldwide. These consist of 1,051 United States locations comprised of 681 toy stores under the name "Toys "R" Us," 183 infant-toddler stores under the name "Babies "R" Us," 146 children's clothing stores under the name "Kids "R" Us," 37 educational specialty stores under the name "Imaginarium" and 4 "Geoffrey" stores that include products from Toys "R" Us, Babies "R" Us and Kids "R" Us. Internationally, as of February 1, 2003, we operated, licensed or franchised 544 stores. We also sell merchandise through our Internet sites at www.toysrus.com, www.babiesrus.com, www.imaginarium.com and www.giftsrus.com. Toys "R" Us, Inc. is incorporated in the state of Delaware.

Our fiscal year ends on the Saturday nearest to January 31. Unless the context otherwise indicates, references 2002, 2001 and 2000 are to our fiscal years, which are the 52 weeks ended February 1, 2003 and February 2, 2002 and the 53 weeks ended February 3, 2001, respectively.

(a) General Development of the Business

Since inception, Toys "R" Us has built its reputation as a leading consumer destination for toys and children's products, including apparel. Based upon our net sales in 2002, we are a market share leader in most of the largest markets in which "R" Us retail stores operate, including the United States, the United Kingdom and Japan. Our toy stores offer approximately 10,000 distinct items year-round, which we believe is more than twice the items found in other discount or specialty stores selling toys. We believe that one of our key competitive advantages, and a differentiating factor in the eyes of our guests, is our broad and deep product selection.

Mission Possible Store Format

In early 2000, in order to further strengthen our market position and enhance the shopping experience of consumers, we embarked on a three-year program to reposition our U.S. toy stores. A key part of this repositioning involved the renovation of the U.S. toy stores to our "Mission Possible" format. This format allows our merchandise to be presented in a more dynamic selling environment and to create a more enjoyable shopping experience for both adults and children. The Mission Possible format enhances store layout by creating lower merchandise displays, widening the aisles and reorganizing the merchandise in logical categories to improve shopping patterns. In addition, the staff in the Mission Possible stores adheres to an elevated standard of guest service, based on training which focuses on deeper product knowledge and more targeted selling skills. At the end of 2002, we had substantially completed the renovation of all U.S. toy stores to the full Mission Possible format or to a partial renovation that includes the addition of an Imaginarium boutique.

Times Square Flagship Store

In November 2001, we opened our Times Square flagship store in New York City. This 110,000 square foot, multi-level store offers families a vast array of toys and dramatic retail attractions including a 60-foot tall indoor Ferris Wheel. From the opening of the store through the end of the 2002 holiday selling season, approximately 10 million shoppers had visited Toys "R" Us Times Square to see The Center of the Toy Universe(TM). In addition, we believe that our flagship store provides us with increased visibility for the Toys "R" Us brand, an effective platform for new product launches, and serves to further strengthen our standing with the vendor community.

Other Growth Initiatives

In 2002, we opened 4 Geoffrey stores, including 2 conversions of existing domestic Toys "R" Us stores, to serve secondary and tertiary markets by combining elements of Toys "R" Us, Babies "R" Us and Kids "R" Us in a 40,000 to 45,000 square foot format. These stores also incorporate new concepts like party rooms, activity centers, haircut and styling salons, photo studios and play areas. We have been pleased with the results of these stores to date. We plan to test some of these new concepts in various Toys "R" Us stores in 2003.

In mid-2001, we began testing a concept called "Toys "R" Us Toybox" in which partnering grocery chain stores provide approximately 200 to 500 square feet of selling space, typically an aisle within the store. The "Toybox" features smaller toy items with price points generally below $25. We continue to evaluate the results of this initiative. Tests of other new growth initiatives are also in development.

Initial Public Offering of Toys "R" Us - Japan Ltd. ("Toys - Japan")

On April 24, 2000, we completed the initial public offering in Japan of shares of Toys - Japan. As a result of this transaction, our ownership percentage in the common stock of Toys - Japan was reduced from 80% to 48%. We are no longer in a position to exercise control over operations of Toys - Japan. Accordingly, we no longer consolidate the financial statements of Toys - Japan and we have accounted for our investment in the common stock of Toys - Japan under the equity method of accounting since April 24, 2000. Toys - Japan operates as a licensee of ours. For further discussion of this transaction refer to Management's Discussion and Analysis of Results of Operations and Financial Condition and to Notes to Consolidated Financial Statements on pages 27, 28 and 43, respectively, in our 2002 Annual Report.

On-Line Retailing Strategic Initiatives

As part of our strategy to become a global leader in the on-line retail market for toys and, children's and baby products, several major strategic initiatives were implemented during 2000.

In February 2000, we entered into a partnership agreement with SOFTBANK Venture Capital and affiliates ("SOFTBANK"), pursuant to which SOFTBANK invested $60 million in Toysrus.com, our Internet subsidiary, for a 20% ownership interest. Subsequent to that date, Toysrus.com received additional capital contributions totaling $37 million from SOFTBANK, representing its proportionate share of funding required for the operation of Toysrus.com.

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

For further discussion of Toysrus.com refer to Management's Discussion and Analysis of Results of Operations and Financial Condition and to Notes to Consolidated Financial Statements on pages 27 and 42, respectively, in our 2002 Annual Report.

Restructuring and Other Charges

On January 28, 2002, we announced strategic initiatives to restructure our business. We recorded restructuring and other charges associated with these initiatives in the fourth quarter of 2001. As part of these initiatives, we closed 37 Kids "R" Us stores and 27 Toys "R" Us stores and eliminated approximately 1,700 store and headquarters positions. We also plan to consolidate five New Jersey store support center facilities into our new headquarters in Wayne, New Jersey. Further details of the above charges and our other strategic initiatives are described in Management's Discussion and Analysis of Results of Operations and Financial Condition and Notes to Consolidated Financial Statements on pages 24, 25, and 42, 43, respectively, in our 2002 Annual Report, which sections are incorporated herein by reference.

(b) Financial Information About Industry Segments

Information about industry segments, as set forth in the Notes to the Consolidated Financial Statements on page 42 of our 2002 Annual Report, is incorporated herein by reference.

(c) Narrative Description of the Business

Toys "R" Us - United States

Toys "R" Us - United States ("Toys "R" Us") operates in 49 states and Puerto Rico and sells toys, clothing, plush, games, bicycles, sporting goods, VHS and DVD movies, electronic and video games, small pools, books and educational and development products, infant and juvenile furniture and electronics, as well as educational and entertainment computer software for children.

We seek to differentiate ourselves from competitors on several key dimensions including product selection, product presentation, service, in-store experience, and marketing. One important component of this strategy is to offer consumers a broad and deep selection of merchandise, including both nationally branded and exclusive products. We offer a wide selection of popular national brands such as Barbie, G.I. Joe, Lego, Leapfrog, and Fisher Price, including many products which are unique to, or launched at, Toys "R" Us. Several exclusive vendor alliances and a broad selection of private label products further differentiate these unique merchandise offerings. Over the past few years, we have entered into exclusive branded product agreements with Animal Planet, Home Depot, Scholastic and OshKosh B'Gosh among others, enabling us to offer products that consumers will not find elsewhere. In addition to exclusive vendor alliances, we offer a broad assortment of private label merchandise under names such as Animal Alley(R), Fast Lane(R), Fun Years(R) and Dream Dazzlers(R) in Toys "R" Us stores and K.R.U.(R) in Kids "R" Us stores and combo stores. A combo store is a toy store that combines our toy offering with approximately a 5,500 square foot apparel offering. We offer private label merchandise in Babies "R" Us stores under the names Especially for Baby(R) and Koala Baby(R). We intend to continually strengthen our "core merchandise content" (our top 1,500 selling items) to generate consistent comparable store for store sales growth and to lessen the dependence on trendy merchandise items to drive sales. By focusing on the core merchandise, we believe that we can maintain strong relationships with our vendors by allowing them to better plan production and meet agreed upon delivery timetables. We believe this approach helps to ensure us a sufficient supply of core merchandise items and allows us to satisfy our guests' demand for these items.

To further enhance the shopping experience of our guests, we utilize a merchandise "world" concept in the U.S. toy stores. Each world has its own customer franchise from juvenile to electronics and video products. Each world establishes its own business plan and has a complete support team to develop its business from product sourcing to advertising and promotion. In many of our stores we have designated "World Leaders" in most of our major product categories. The World Leaders are senior sales personnel who assist our guests and help train other sales associates. The worlds presently consist of the following;

o R Zone (video game hardware and software, electronics, computer software, related products and VHS and DVD movies);

o Boys and Girls Core Toy (dolls and doll accessories, action figures, role play, and vehicles);

o     Pre School Toy (Preschool learning, activities and toys);

o Seasonal (Christmas, Halloween, summer, bikes, sports, play sets, and other seasonal products);

o     Juvenile (baby products and newborn to age four apparel);

o Imaginarium (educational and developmental products, accessories, games, Animal Alley(R) plush and puzzles); and

o Apparel (shops within 376 combo stores with sizes ranging from newborn to age ten).

As of February 1, 2003, we operated 681 U.S. toy stores. These stores conform to the prototypical designs consisting of approximately 30,000 to 45,000 square feet of space and are typically freestanding units or located in strip centers. This division also operated 37 Imaginarium stand-alone stores. These Imaginarium stores operate as educational specialty retail locations. An Imaginarium boutique has also been incorporated into each of the renovated Mission Possible stores. We believe these Imaginarium stores and boutiques have established a leadership position for ourselves in the learning and educational category. We did not open any new toy stores in 2002, although we have relocated certain stores to nearby locations. As of February 1, 2003, we have closed all of the 27 stores identified as part of the strategic initiative, as described in the "Restructuring and Other Charges" section above.

Toys "R" Us - International

Toys "R" Us - International ("International") operates, licenses or franchises toy stores in 29 countries outside the United States. These stores generally conform to traditional prototypical designs similar to those used by Toys "R" Us. International also employs computerized inventory systems similar to those utilized by our domestic divisions. International introduced new proprietary brands and shopping "worlds" that have been successful in the United States within some store locations. The worlds include Imaginarium boutiques, which are known as "World of Imagination" in some geographies, and a Babies "R" Us boutique in some stores.

As of February 1, 2003, International operated 289 stores and licensed or franchised 255 stores. International added 45 new toy stores in 2002, including licensed or franchised stores, and closed 8 stores. Utilizing demographic data to determine which markets to enter, we intend to add approximately 30 new toy stores in 2003, including approximately 25 licensed or franchised stores.

The countries where International has operations include, among others, the United Kingdom, Canada, Germany, Spain and France. International intends to pursue opportunities that may arise in these and other countries. Net sales in foreign countries (excluding sales by licensees and franchisees) represented approximately 19% of consolidated net sales in 2002. We are subject to the risks inherent in conducting business across national boundaries, many of which are outside our control. These risks include the following;

o     economic downturns;

o     currency exchange rate and interest rate fluctuations;

o changes in governmental policy, including, among others, those relating to taxation;

o     international military, political, diplomatic and terrorist incidents;

o     government instability;

o     nationalization of foreign assets; and

o     tariffs and governmental trade policies.

We cannot ensure that one or more of these factors will not negatively affect International and, as a result, our business and financial performance.

Babies "R" Us

Babies "R" Us stores target the pre-natal to preschool market by offering up to 35 room settings of juvenile furniture, such as cribs, dressers, bedding and accessories, as well as playyards, bumper seats, high chairs, strollers, car seats, infant, toddler and preschool toys, infant plush toys, and gifts. As of February 1, 2003, Babies "R" Us operated 183 juvenile retail locations. The Babies "R" Us stores are designed with low profile merchandise displays in the center of the stores providing a sweeping view of the entire merchandise selection. Most Babies "R" Us stores devote over 5,000 square feet to specialty name brand and private label clothing and offer a wide range of feeding supplies, health and beauty aids and infant care products. Smaller prototype Babies "R" Us stores have 3,000 square feet devoted to specialty name brand and private label clothing. Private label and exclusive product account for approximately 40% of sales at Babies "R" Us.

In addition, we offer a computerized baby registry service, and we believe that Babies "R" Us registers more expectant parents than any other retailer in the domestic market. In 2003, Babies "R" Us will make several enhancements to its Baby Registry process to provide a better guest experience. Among these enhancements is a more user-friendly printout, features to better guide registrants in making their registry item choices, and an improved flow of registry supplies to the stores.

Based on demographic data used to determine which markets to enter, we opened 19 Babies "R" Us stores in 2002. We also closed one Babies "R" Us store location. As part of our long-range growth plan, we plan to open approximately 20 new Babies "R" Us stores in 2003.

Toysrus.com

Toysrus.com sells merchandise to the public via the Internet at www.toysrus.com, www.babiesrus.com, www.imaginarium.com and www.giftsrus.com. We opened our on-line doors to the public in June 1998. In order to provide better customer service and order fulfillment, a strategic alliance was formed with Amazon.com and a co-branded toy store was launched in September of 2000. This co-branded store offers a toys and video games on-line store (Toysrus.com), baby products on-line store (Babiesrus.com), and learning products and information on-line store (Imaginarium.com) under the strategic alliance. The strategic alliance agreement expires in 2010. The alliance combines Toysrus.com's merchandising expertise and trusted brand name with Amazon.com's strengths in web site operations, on-line customer service and reliable fulfillment. Toysrus.com and Amazon.com continue to work closely together to realize efficiencies and to reduce costs in this on-line business.

The Toysrus.com, Japan on-line toy store was launched in November 2000. Toysrus.com owns 55% of this business, with the remaining 45% belonging to Toys
- Japan and McDonald's, Japan. The operating results of Toysrus.com, Japan are consolidated with the reported amounts for Toysrus.com. Toysrus.com, Japan does not operate as part of the strategic alliance with Amazon.com.

Toysrus.com also opened an on-line store offering personalized gifts for all ages (Giftsrus.com) in November 2002. Guests can choose from hundreds of products ranging from exclusive stuffed animals, toys, clothing, home decor, and keepsakes and have them personalized with messages, monogrammed, hand-painted or engraved, gift wrapped and then delivered. Giftsrus.com does not operate as part of the strategic alliance with Amazon.com.

Kids "R" Us

The Kids "R" Us team is responsible for sourcing all apparel sold within our domestic segments. Our total apparel business represents approximately $900 million of net sales per year. Approximately 65% of these sales represent exclusive product that have higher margins than branded product.

Kids "R" Us children's clothing stores feature brand name and private label children's clothing. These stores conform to prototypical designs consisting of approximately 15,000 to 20,000 square feet of space and are typically freestanding units or located in strip centers in the United States. As of February 1, 2003, Kids "R" Us operated 146 stand-alone stores. Apparel is also a key product line in Toys "R" Us/Kids "R" Us combo stores, Babies "R" Us stores and Geoffrey stores. As of February 1, 2003, there were 376 combo shops in Toys "R" Us stores. 38 Kids "R" Us stores were closed in 2002, 37 of which were part of the "Restructuring and Other Charges" described above. In almost all of these locations, the nearest Toys "R" Us store was converted to a combo store in tandem with the Kids "R" Us store closing.

Kids "R" Us has developed a new prototype store, called "R" Generation, that incorporates significant design changes from a traditional Kids "R" Us apparel store to an updated, easier to shop format. We believe that this store format presents our core apparel offering in a fresh, compelling way. In addition, these stores carry an assortment of non-apparel merchandise, such as fashion accessories, bath and body products, cosmetics and home decor, kids' electronics, Animal Alley(R) plush merchandise and other items. As of February 1, 2003, 41 "R" Generation Kids "R" Us stores were operating. We will combine the senior management of Kids "R" Us into the Babies "R" Us organization. The resulting reduction of managerial positions will reduce operating expenses. We will continue to report results for Kids "R" Us and Babies "R" Us separately.

Distribution Centers

In our U.S toy store division our stores are supported by 10 distribution centers. Five of these distribution centers also support our Babies "R" Us stores. The distribution centers average approximately 750,000 square feet each in size and are strategically located throughout the United States to support our stores efficiently.

We also operate six International distribution centers that support our International toy stores. Four Kids "R" Us distribution centers supply apparel to our Kids "R" Us stores, combo stores, Babies "R" Us stores and Geoffrey stores.

We believe the flexibility afforded by our warehouse/distribution system and by our ownership of a majority of our own fleet of trucks to distribute merchandise provide efficiency and capacity to maintain in-stock inventory position at stores. We are currently implementing a major initiative, known internally as "Merchandise Transformation," to improve our supply chain management, which is aimed at optimizing inventory assortment and presentation. We are also expanding our automated replenishment system to improve inventory turnover.

The distribution centers employ warehouse management systems and material handling equipment that help to minimize overall inventory levels and distribution costs. Certain product processing and ticketing activities are performed at the distribution centers to improve labor efficiency and to allow store employees to concentrate on guest service and store presentation.

(d) Trademarks

"TOYS "R" US"(R), "KIDS "R" US" (R), "BABIES "R" US" (R), "Imaginarium" (R) and "GEOFFREY"(TM), as well as variations of our family of "R" Us marks either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. We believe that our rights to these properties are adequately protected.

(e) Seasonality

Our business is highly seasonal with net sales and earnings generally highest in the fourth quarter. During the last three fiscal years, more than 40% of net sales and the substantial portion of the operating earnings have been generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. If less than satisfactory net sales are achieved during the key fourth quarter, we may not be able to compensate sufficiently for lower net sales during the first three quarters of the fiscal year.

See the "Quarterly Financial Data" section contained on page 48 of our 2002 Annual Report, which section is incorporated herein by reference.

(f) Working Capital

We have significant liquidity and capital requirements. Among other things, the seasonality of our business requires us to purchase merchandise well in advance of the holiday selling season. We depend on our ability to generate cash flow from operations, and borrowings from our unsecured revolving credit facilities to finance the carrying costs of this inventory, pay for capital expenditures and maintain operations. Although we currently retain lower-tier investment grade ratings from Moody's and Standard & Poors (although not from a third rating agency), future rating agency actions could affect our ability to obtain financing on satisfactory terms. We currently have adequate sources of funds to provide for our ongoing operations and capital requirements; however, any inability to have access in the future to financing, when needed, would have a negative effect on results of our operations and financial condition.

For a discussion of our working capital requirements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 25 to 27 of our 2002 Annual Report, which section is incorporated herein by reference.

(g) Competition

The retailing industry is highly competitive, and our results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, additional store openings and other factors. We compete with discount and mass merchandisers, such as Wal-Mart, Target and Kmart, national and regional chains and local retailers in the market areas we serve. Competition is principally based on price, store location, advertising and promotion, product selection, quality and service. Some of our competitors may have greater financial resources, lower merchandise acquisition costs and lower operating expenses than our company, and we may be unable to compete successfully in the future. If we fail to compete successfully, we could face lower net sales and be required to offer greater discounts to our guests, which could result in decreased profitability.

Most of the merchandise we sell is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy selling areas during the holiday season to build traffic for other store departments. We seek to address these competitive tactics by continually building brand image, offering exclusive product, high value items, and the best available selection of toys and toy related products relative to the discount and mass merchandisers to attract consumers.

In addition, competition in the retail apparel business consists of national and local department, specialty and discount store chains as well as Internet and catalog businesses. Our apparel business is vulnerable to demand and pricing shifts and to less than optimal selection as the result of these factors. We review our merchandise assortments in order to identify slow-moving items and use markdowns to clear such inventory.

(h) Other Risk Factors

We continue to implement a series of customer-oriented strategic initiatives to differentiate and strengthen our core merchandise content and service levels. We are also continuing with initiatives to reduce and optimize our operating expense structure. The success of these initiatives will depend on various factors, including the appeal of renovated store formats e.g., "Mission Possible," and new products to customers and competitive and economic conditions. If we are unsuccessful at implementing some or all of our strategic initiatives, we may be unable to retain or attract customers, which could result in lower net sales and a failure to realize the benefit of the sizeable expenditures incurred for these strategic initiatives.

Our financial performance depends on the ability to identify, originate and define product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our toy and other products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. We cannot guarantee the ability to continue to meet changing consumer demands in the future. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for other products. In addition, because we place orders for products well in advance of purchases by consumers, we could experience excess inventory if our guests purchase fewer products than anticipated.

We have over 2,000 vendor relationships through which we procure the merchandise that we offer to consumers. For fiscal 2002, our top 20 vendors based on our purchase volume represented approximately 45% of the total product we purchased. The concentration of goods coming from a limited number of vendors could negatively affect our business if our relationship deteriorated with any of these top 20 vendors. If we were unable to negotiate reasonable terms to acquire merchandise from any of the top 20 vendors and then fail to obtain similar products from alternative sources, our net sales and profitability would be negatively affected.

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

The retail apparel business fluctuates according to changes in consumer preferences dictated in part by fashion, perceived value and season. These fluctuations affect the merchandise in stock, since purchase orders are made well in advance of the season and at times before fashion trends and high demand brands are evidenced by consumer purchases.

A significant portion of the toys and other products sold by us is manufactured outside the United States, primarily in Asia. As a result, any event causing a disruption of imports, including the imposition of import restrictions or trade restrictions in the form of tariffs or otherwise, acts of war or international or domestic terrorism, could increase the cost and reduce the supply of products available to us, which could, in turn, negatively affect our net sales and profitability. We are unable to predict whether the emerging severe acute respiratory syndrome, or SARS, epidemic will have a negative effect on our procurement of toys and other products from Asia or elsewhere.

We depend upon our management information systems in the conduct of our operations. We are in the process of upgrading the inventory management, distribution and supply chain management systems and the point of sale systems, as well as other essential information technology. We have spent in excess of $100 million in each of the last three years on our information technology. Implementation of major new systems and enhancements to existing systems could cause disruptions in our operations. If our major information systems fail to perform as anticipated, we could experience difficulties in replenishing inventories or in delivering toys and other products to store locations in response to consumer demands. Any of these or other systems-related problems could, in turn, adversely affect our net sales and profitability.

(i) Forward Looking Statements

This Form 10-K contains "forward looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases such as "anticipate," "estimate," "plan," "expect," "believe," "intend," "foresee," "will," "may," and similar words or phrases. These statements discuss, among other things, our strategy, store openings and renovations, future performance and anticipated cost savings, results of our restructuring, anticipated international development and other goals and targets. Such statements involve risks and uncertainties that exist in our operations and business environment that could render actual outcomes and results materially different than predicted. Our forward-looking statements are based on assumptions about many factors, including, but not limited to, ongoing competitive pressures in the retail industry, changes in consumer spending and consumer preferences, general economic conditions in the United States and other jurisdictions in which we conduct our business (such as interest rates, currency exchange rates and consumer confidence) and normal business uncertainty. While we believe that our assumptions are reasonable at the time forward-looking statements were made, we caution that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update such statements in light of new information or future events that involve inherent risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statement.

(j) Employees

At February 1, 2003, we employed approximately 65,000 full time and part time individuals. Due to the seasonality of our business, we employed approximately 114,000 full time and part time employees during the 2002 Holiday Season.

(k) Available Information

Our investor relations website is http://www.toysrusinc.com. We make available on this website under "INVESTOR RELATIONS, SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file with or furnish such material to the U.S. Securities and Exchange Commission.

ITEM 2. PROPERTIES

See the Note, "Leases," in our Notes to Consolidated Financial Statements included on page 39 of our 2002 Annual Report, which note is incorporated herein by reference. Also, see the section "Store Locations" on page 49 (the inside back cover) of our 2002 Annual Report, which section is incorporated herein by reference. Owned buildings on leased land (commonly known as ground leases) are classified as owned for the detail below. The following information related to properties is as of February 1, 2003:

Our main corporate offices are a leased building in Paramus, New Jersey and an owned office building in Montvale, New Jersey. We also utilize other owned and leased buildings in the Northern New Jersey surrounding area. In 2003, we plan to consolidate five New Jersey store support center facilities into our new headquarters in Wayne, New Jersey. The new corporate headquarters facility is financed under a lease arrangement commonly referred to as a "synthetic lease." Further details of the consolidation of existing store support facilities into the new corporate headquarters facility and the "synthetic lease" are described in Management's Discussion and Analysis of Results of Operations and Financial Condition and Notes to Consolidated Financial Statements on pages 24, 25, 29, and 39, 43, respectively, in our 2002 Annual Report, which sections are incorporated herein by reference.

Toys "R" Us - United States

Toys "R" Us either purchases or leases properties depending on the economic terms available. Where properties are leased, Toys "R" Us generally has long-term leases with multiple renewal options.

Toys "R" Us operates 681 toy stores, 424 of which are owned and 257 are leased and 10 distribution centers, four of which are owned and six are leased. This division also operates 37 Imaginarium stores, all of which are leased. The distribution centers average approximately 750,000 square feet each in size and are strategically located throughout the United States to efficiently service our stores.

Toys "R" Us - International

International operates 289 stores, excluding 255 licensed or franchised stores, 89 of which are owned and 200 are leased. International also operates six distribution centers five of which are owned and one is leased.

Babies "R" Us

Babies "R" Us operates 183 juvenile retail stores, 71 of which are owned and 112 are leased. Babies "R" Us stores are served by existing Toys "R" Us, and Kids "R" Us distribution centers.

Kids "R" Us

Kids "R" Us operates 146 stand-alone children's clothing stores, 77 of which are owned and 69 are leased. Kids "R" Us operates four distribution centers, of which two are owned and two are leased. These distribution centers average approximately 350,000 square feet each in size.

Geoffrey Stores

The Geoffrey division operates 4 stores; two of which are owned and two are leased. The existing Toys "R" Us distribution centers also support these Geoffrey stores.

Toysrus.com

Toysrus.com leases a distribution center in Memphis, Tennessee as of February 1, 2003. This distribution center lease is actively being marketed for assignment or sub-lease. Toysrus.com also leases corporate office space in Fort Lee, New Jersey. Refer to "Restructuring and Other Charges" section above for planned consolidation of store support facilities.

ITEM 3. LEGAL PROCEEDINGS

We are a party to the legal proceeding discussed below, which has arisen in the normal course of business.

In re Toys "R" Us, Inc. Privacy Litigation. In August 2000, eleven purported class action lawsuits were filed (six in the United States District Court for the District of New Jersey, three in the United States District Court for the Northern District of California, one in the United States District Court for the Western District of Texas and one in the Superior Court of the State of California, County of San Bernardino), against us and our affiliates Toysrus.com, Inc. and Toysrus.com, LLC. In September 2000, three additional purported class action lawsuits were filed (two in the United States District Court for the District of New Jersey and one in the United States

District Court for the Western District of Texas). These actions generally purport to bring claims under federal privacy and computer fraud statutes, as well as under state statutory and common law, on behalf of all persons who have visited one or more of our web sites and either made an online purchase or allegedly had information about them unlawfully "intercepted," "monitored," "transmitted," or "used." All actions were consolidated and transferred to the United States District Court for the Northern District of California.

On February 21, 2003, a Notice of Entry of Final Judgment and an Order of Dismissal of Class Action was issued by the Court, along with an Order of Dismissal of Class Action and Final Judgment.

In addition to the above action, various claims and lawsuits arising in the normal course of business are pending against us. The subject matter of these proceedings primarily include, or could include, commercial disputes, personal injury claims and employment issues. The results of these proceedings are not expected to have a material adverse effect on our financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of stockholders during the fourth quarter of the fiscal year ending February 1, 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market prices and other information with respect to our common stock are hereby incorporated by reference to page 48 of our 2002 Annual Report. The information with respect to securities authorized for issuance under equity compensation plans is hereby incorporated by reference to our 2003 Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 2003 (the "2003 Proxy Statement").

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data is hereby incorporated by reference to page 1 of our 2002 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management's Discussion and Analysis of Results of Operations and Financial Condition is hereby incorporated by reference to pages 22 to 30 of our 2002 Annual Report.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative and quantitative disclosures about market risk are hereby incorporated by reference to page 28 of our 2002 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are hereby incorporated by reference to pages 31 to 45 of our 2002 Annual Report.

(a)   Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002

(b) Consolidated Statements of Earnings for each of the three years in the period ended February 1, 2003

(c) Consolidated Statements of Cash Flows for each of the three years in the period ended February 1, 2003

(d) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended February 1, 2003

(e)   Notes to Consolidated Financial Statements; and

(f)   Report of Ernst & Young LLP.

Individual financial statements of the registrant's subsidiaries are not furnished because consolidated financial statements are furnished. The registrant is primarily a holding company, the expenses and obligations of which are paid by its consolidated subsidiaries through a fee based on expenses incurred for management services provided to such subsidiaries by the registrant. All subsidiaries of the registrant currently are at least 80%-owned, with the exception of Toysrus.com, Japan, which is 55% owned.

Financial statements of our unconsolidated investee (refer to "Initial Public Offering of Toys "R" Us - Japan Ltd. ("Toys - Japan") in Item 1 (a) above) are not furnished because the investee is not considered a "significant subsidiary" as defined in Regulation S-X.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our directors is hereby incorporated herein by reference to the section, "Nominees for the Board of Directors", in our 2003 Proxy Statement.

Executive Officers of the registrant

      (a) The following persons are our Executive Officers as of April 9, 2003 having been elected to their respective offices by our Board of Directors to serve until the election and qualification of their respective successors:
--------------------------------------------------------------------------------
     Name                 Age             Position with the registrant
--------------------------------------------------------------------------------
John H. Eyler Jr.          55    Chairman, President and Chief Executive Officer
--------------------------------------------------------------------------------
Raymond L. Arthur          44    President - Toysrus.com
--------------------------------------------------------------------------------
John Barbour               43    Executive Vice President and President - Toys
                                 "R" Us International
--------------------------------------------------------------------------------
Francesca L. Brockett      43    Executive Vice President - Strategic Planning
                                 and Business Development
--------------------------------------------------------------------------------
Michael D'Ambrose          46    Executive Vice President - Human Resources
--------------------------------------------------------------------------------
Karen Duvall               40    Executive Vice President - Supply Chain
--------------------------------------------------------------------------------
James E. Feldt             48    Executive Vice President and President
                                 Merchandising and Marketing of Toys "R" Us
                                 United States Division
--------------------------------------------------------------------------------
John Holohan               46    Executive Vice President - Chief Information
                                 Officer
--------------------------------------------------------------------------------
Christopher K. Kay         50    Executive Vice President - Operations and
                                 General Counsel, Corporate Secretary
--------------------------------------------------------------------------------
Warren F. Kornblum         50    Executive Vice President - Chief Marketing
                                 Officer
--------------------------------------------------------------------------------
Louis Lipschitz            58    Executive Vice President - Chief Financial
                                 Officer
--------------------------------------------------------------------------------
Richard L. Markee          49    Executive Vice President and President -
                                 Specialty Businesses and International
                                 Operations
--------------------------------------------------------------------------------
Elliott Wahle              51    President - Babies "R" Us and Kids "R" Us
--------------------------------------------------------------------------------
Dorvin D. Lively           44    Senior Vice President - Corporate Controller
--------------------------------------------------------------------------------

(b) The following is a brief account of the business experience during the past five years for each of our Executive Officers:

We have employed Mr. Eyler since January 2000. Effective June 2001, he became Chairman of the Board in addition to President and Chief Executive Officer. From January 2000 to June 2001, he was President and Chief Executive Officer. Prior to his employment with us he served as Chairman and Chief Executive Officer of FAO Schwarz. He had held this position since prior to January 1998.

We have employed Mr. Arthur since January 1999. In January 2002, he was appointed President-Toysrus.com. From October 2000 through January 2002, he served as Senior Vice President - Chief Financial Officer of Toysrus.com. From April 2000 to October 2000, he was Vice President - Finance and Administration of Toysrus.com. From January 1999 to April 2000, he was the company's Vice President - Corporate Controller. Prior to his employment with the company, he was Vice President and Corporate Controller of General Signal Corporation, a manufacturer of industrial products.

We have employed Mr. Barbour since August 1999. Effective January 2002, he was appointed our Executive Vice President and President of Toys "R" Us International Division. From August 1999 to February 2002 he served as Chief Executive Officer of Toysrus.com. From 1998 to August 1999 he served as Chief Executive Officer of OddzOn, a division of Hasbro, Inc.

We have employed Ms. Brockett since September 1998. Effective October 2000 she was appointed Executive Vice President - Strategic Planning and Business Development. From September 1998 to October 2000, she was our Senior Vice President - Strategic Planning and Business Development. From January 1998 to September 1998, she was Senior Vice President - Strategic Planning of Tricon Global Restaurants.

We have employed Mr. D'Ambrose since April 2001 as Executive Vice President - Human Resources. From January 1998 to January 2001, he served as Senior Human Resources Officer for Citigroup, Inc.

We have employed Ms. Duvall since May 2002. Effective May 2002, she was appointed Executive Vice President - Supply Chain. From March 2000 to May 2002, she was Senior Vice President, Worldwide Supply Chain of Levi Strauss & Company. From 1998 until March 2000, she was Vice President of Global Operations at Warner-Lambert Company.

We have employed Mr. Feldt since March 1999. Effective March 2000, he was appointed our Executive Vice President and President - Merchandising and Marketing of Toys "R" Us United States Division. From March 1999 to March 2000, he was Executive Vice President - Merchandising of Toys "R" Us United States Division. From 1998 to February 1999, he was Executive Vice President, Merchandise and Marketing of Value City Department Stores.

We have employed Mr. Holohan since February 1999. Effective May 2002, he was appointed Executive Vice President - Chief Information Officer. From February 1999 to May 2002, he served as our Senior Vice President - Chief Information Officer. From 1998 until February 1999, he was President of Definitive Solutions Company, Inc, a computer consulting firm, now owned by the company.

We have employed Mr. Kay since September 2000. Effective January 2002, he was appointed Executive Vice President - Operations in addition to General Counsel and Corporate Secretary. From September 2000 to January 2002 he served as Executive Vice President - General Counsel and Corporate Secretary. Prior to September 2000, he was a partner in the law firm of Kay, Gronek & Latham.

We have employed Mr. Kornblum since January 1999. Effective January 2002, he was appointed Executive Vice President - Chief Marketing Officer. From March 2000 to January 2002, he served as Executive Vice President - Worldwide Marketing and Brand Management. From January 1999 to March 2000, he was Senior Vice President and Chief Marketing Officer. From January 1998 to January 1999, he was Managing Partner of Bozell Worldwide, an advertising firm.

We have employed Mr. Lipschitz for more than five years as Executive Vice President - Chief Financial Officer.

We have employed Mr. Markee for more than five years. Effective February 2002, he was appointed Executive Vice President and President - Specialty Businesses and International Operations. From October 1999 to February 2002, he served as Executive Vice President, President of the Babies "R" Us division and Chairman of the Kids "R" Us Division. From January 1998 to October 1999, he served as Executive Vice President, President of the Babies "R" Us Division and President of the Kids "R" Us Division.

We have employed Mr. Wahle since December 2000. Effective March 2003, he was appointed President of Babies "R" Us and Kids "R" Us. Effective September 2002, he was appointed President - Babies "R" Us. From December 2000 until September 2002, he served as Vice President and General Manager - Times Square, Toys "R" Us U.S. From 1998 until February 2000, he was President and Chief Executive Officer of Dylex Limited, a Canadian specialty apparel retailer.

We have employed Mr. Lively since January 2001 as Senior Vice President - Corporate Controller. From October 1998 to January 2001, he was Vice President - Corporate Controller of Reader's Digest Association, Inc. From January 1998 to September 1998, he was Vice President and Chief Financial Officer of Silverado Foods, Inc.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the section "Beneficial Ownership of Directors and Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in our 2003 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation is hereby incorporated by reference to our 2003 Proxy Statement.

The information with respect to compensation of directors is incorporated by reference to our 2003 Proxy Statement. Such sections are furnished solely for information and shall not be deemed to be soliciting material or to be "filed" as a part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to our 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our SEC periodic reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Financial Statements

      (1) The response to this portion of Item 15 is set forth in Item 8 of Part II of this report on Form 10-K.

      (2) Financial Statement Schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

      (3) Exhibits. See Item (c) below.

(b)   Reports on Form 8-K

      On January 21, 2003, we filed a Current Report on Form 8-K related to a press release announcing the departure of Gregory R. Staley, President of Toys "R" Us -U.S.

(c)   Exhibits required by Item 601 of Regulation S-K

      The information required by this item is incorporated by reference from the Index to Exhibits on pages 25 through 31 of this report on Form 10-K. We will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys "R" Us Inc., 225 Summit Avenue, Montvale, New Jersey 07645-1523.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOYS "R" US, INC.
                                            (Registrant)

                                            By /s/ Louis Lipschitz
                                            ----------------------------
                                            Louis Lipschitz
                                            Executive Vice President - Chief
                                            Financial Officer

Date: April 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April 2003.

   Signature                                  Title
   ---------                                  -----

/s/ John H. Eyler Jr.
-----------------------          Chairman, President and Chief Executive Officer
John H. Eyler Jr.                (Principal Executive Officer)

/s/ Louis Lipschitz
-----------------------          Executive Vice President - Chief
Louis Lipschitz                  Financial Officer (Principal Financial
                                 Officer)

/s/ Dorvin D. Lively
-----------------------          Senior Vice President - Corporate Controller
Dorvin D. Lively                 (Principal Accounting Officer)

         *
-----------------------          Director
RoAnn Costin

         *
-----------------------          Director
Roger N. Farah

         *
-----------------------          Director
Peter A. Georgescu

         *
-----------------------          Director
Michael Goldstein

         *
-----------------------          Director
Calvin Hill

   Signature                               Title
   ---------                               -----

         *
-----------------------             Director
Nancy Karch

         *
-----------------------             Director, Chairman Emeritus
Charles Lazarus

         *
-----------------------             Director
Norman S. Matthews

         *
-----------------------             Director
Arthur B. Newman

The foregoing constitutes all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

* By /s/ Louis Lipschitz
-------------------------
Louis Lipschitz, Attorney-In-Fact

                                  CERTIFICATION

I, John H. Eyler, Jr., certify that:

      1. I have reviewed this annual report on Form 10-K of Toys "R" Us, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John H. Eyler, Jr.
-----------------------------------------------
Chairman, President and Chief Executive Officer
April 30, 2003

                                  CERTIFICATION

I, Louis Lipschitz, certify that:

      1. I have reviewed this annual report on Form 10-K of Toys "R" Us, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Louis Lipschitz
-----------------------------
Executive Vice President --
Chief Financial Officer
April 30, 2003

                                INDEX TO EXHIBITS

      The following is a list of all exhibits filed as part of this Report:

Exhibit No.                         Document
-----------                         --------

3.1          Restated Certificate of Incorporation of the Registrant (filed as
             Exhibit 3.1 to the Registrant's Form 8-B filed on January 3, 1996 and incorporated herein by reference).

3.2          Amended and Restated By-Laws of the Registrant (filed as Exhibit
             3.2 to the Registrant's Form 8-B filed on January 3, 1996 and incorporated herein by reference).

3.3 Amendment to Amended and Restated By-Laws of the Registrant (filed as Exhibit 3B to the Registrant's Annual Report on Form 10-K for the year ended February 1, 1997 and incorporated herein by reference).

4.1 Form of Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 2 to the Registrant's Registration Statement on Form S-3, No. 333-84258 filed on May 13, 2002 and incorporated herein by reference).

4.2 Amended and Restated Rights Agreement, dated as of April 16, 1999, by and between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated April 16, 1999 and incorporated herein by reference).

             Amendment dated as of June 3, 2002 to Amended and Restated Rights Agreement (filed as Exhibit 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2002).

             The Rights Agreement includes the form of Rights Certificate (as Exhibit A thereto) and the Summary of Rights to Purchase Common Stock (as Exhibit B thereto).

4.3          Form of Rights (included in Exhibit 4.4).

4.4 Form of Indenture between the Registrant and United Jersey Bank, as trustee, pursuant to which securities in one or more series up to $300,000,000 in principal amount may be issued by the Registrant (filed as Exhibit 4 to the Registrant's Registration Statement on Form S-3 No. 33-42237 filed on August 31, 1991 and incorporated herein by reference).

4.5 Form of Registrant's 83/4% Debentures due 2021 (filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated August 29, 1991 and incorporated herein by reference).

4.6 Indenture, dated July 24, 2001, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, No. 333-73800 filed on November 20, 2001 and incorporated herein by reference).

Exhibit No.                         Document
-----------                         --------

4.7 Form of Registrant's 6.875% Notes due 2006 and form of Registrant's 7.25% Notes due 2011 (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, No. 333-73800 filed on November 20, 2001 and incorporated herein by reference).

4.7 Purchase Contract Agreement dated as of May 28, 2002 between the Registrant and The Bank of New York, as purchase contract agent (filed as Exhibit 4.11 to the Post-Effective Amendment to the Registrant's Registration Statement on Form S-3, No. 333-84254 filed on May 28, 2002 and incorporated herein by reference).

4.8 Certificate representing the Registrant's Equity Security Units (filed as Exhibit 4.12 to the Post-Effective Amendment to the Registrant's Registration Statement on Form S-3, No. 333-84254 filed on May 28, 2002 and incorporated herein by reference).

4.9 Indenture dated as of May 28, 2002 between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.13 to the Post-Effective Amendment to the Registrant's Registration Statement on Form S-3, No. 333-84254 filed on May 28, 2002 and incorporated herein by reference).

4.10 First Supplemental Indenture dated as of May 28, 2002 between the Registrant and The Bank of New York, as trustee (filed as Exhibit
             4.14 to the Post-Effective Amendment to the Registrant's Registration Statement on Form S-3, No. 333-84254 filed on May 28, 2002 and incorporated herein by reference).

4.11 Certificate representing the Registrant's Senior Note issued in connection with Registrant's Equity Security Units (filed as
             Exhibit 4.15 to the Post-Effective Amendment to the Registrant's Registration Statement on Form S-3, No. 333-84254 filed on May 28, 2002 and incorporated herein by reference).

4.12 Pledge Agreement dated as of May 28, 2002 among the Registrant, JPMorgan Chase Bank, as collateral agent, custodial agent and securities intermediary and The Bank of New York, as purchase contract agent (filed as Exhibit 4.16 to the Post-Effective Amendment to the Registrant's Registration Statement on Form S-3, No. 333-84254 filed on May 28, 2002 and incorporated herein by reference).

4.13 Five-Year Credit Agreement, dated as of September 19, 2001, among the Registrant, the lenders party thereto, The Bank of New York, as Administrative Agent, Citibank, N.A., and J.P. Morgan Chase, as Co-Syndication Agents, and Credit Suisse First Boston, First Union National Bank, The Dai-Ichi Kangyo Bank, Ltd. and Societe General, as Co-Documentation Agents, and BNY Capital Markets, Inc., as Lead Manager and Book Manager (filed as Exhibit 4(vi) to the Registrant's Annual Report on Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

4.14 Amendment No. 1 to the Five-Year Credit Agreement, dated as of May 16, 2002 (filed as Exhibit 4.1 to the registrant's quarterly report on Form 10-Q for the quarterly period ended November 2, 2002 and incorporated herein by reference).

Exhibit No.                         Document
-----------                         --------

4.15 Amendment No. 2 to the Five-Year Credit Agreement, dated as of August 26, 2002 (filed as Exhibit 4.2 to the registrant's quarterly report on Form 10-Q for the quarterly period ended November 2, 2002 and incorporated herein by reference).

4.16 364-Day Credit Agreement, dated as of September 19, 2001, among the Registrant, the lenders party thereto, The Bank of New York, as Administrative Agent, Citibank, N.A., and J.P. Morgan Chase, as Co-Syndication Agents, and Credit Suisse First Boston, First Union National Bank, The Dai-Ichi Kangyo Bank, Ltd. and Societe General, as Co-Documentation Agents, and BNY Capital Markets, Inc., as Lead Manager and Book Manager (filed as Exhibit 4(vii) to the Registrant's Annual Report on Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

4.17 Amendment No. 1 to the 364-Day Credit Agreement, dated as of May 16, 2002 (filed as Exhibit 4.3 to the registrant's quarterly report on Form 10-Q for the quarterly period ended November 2, 2002 and incorporated herein by reference).

4.18 Amendment No. 2 to 364-Day Credit Agreement, dated as of August 26, 2002 (filed as Exhibit 4.4 to the registrant's quarterly report on Form 10-Q for the quarterly period ended November 2, 2002 and incorporated herein by reference).

4.19 Lease Agreement dated as of September 26, 2001 between First Union Development Corporation, as Lessor, and the Registrant, as Lessee (filed as Exhibit 4(viii) to the Registrant's Annual Report on Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

4.20 Participation Agreement dated as of September 26, 2001 among the Registrant, as the Construction Agent and as the Lessee, First Union Development Corporation, as the Borrower and as the Lessor, the various financial institutions and other institutional investors which are parties thereto from time to time, as the Tranche A Note Purchasers, the various banks and other lending institutions which are parties thereto from time to time, as the Tranche B Lenders, the various banks and other lending institutions which are parties thereto from time to time, as the Cash Collateral Lenders, and First Union National Bank, as the Agent for the Primary Financing Parties and, respecting the Security Documents, as agent for the Secured Parties and First Union National Bank as Escrow Agent Lessee (filed as Exhibit 4(ix) to the Registrant's Annual Report on Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

Exhibit No.                         Document
-----------                         --------

4.21 Substantially all other long-term debt of registrant (which other debt does not exceed on an aggregate basis 10% of the total assets of the registrant and its subsidiaries on a consolidated basis) is evidenced by, among other things, (i) commercial paper, (ii) industrial revenue bonds issued by industrial development authorities and guaranteed by registrant, (iii) mortgages held by third parties on real estate owned by registrant, (iv) stepped coupon guaranteed bonds held by a third party and guaranteed by registrant, (v) Euro bond public indebtedness issued to refinance outstanding commercial paper obligations and (vi) yen denominated note payable collateralized by the expected future yen cash flows from license fees from Toys - Japan. Registrant will file with the Securities and Exchange Commission (the "Commission") copies of constituent documents relating to such upon request of the Commission.

10.1* Employment Agreement dated March 14, 1978 between registrant and Charles Lazarus and an amendment thereto dated November 20, 1979 (incorporated herein by reference to Exhibit 2 in Schedule 13D dated February 1, 1980 filed by Charles Lazarus, et al). An amendment dated March 23, 1982 to such employment agreement, incorporated herein by reference to Exhibit 10B to registrant's Annual Report on Form 10-K for the year ended January 31, 1982, Commission File Number 1-1117. An amendment dated December 7, 1982 to such employment agreement, incorporated herein by reference to
             Exhibit 10B to registrant's Annual Report on Form 10-K for the year ended January 30, 1983, Commission File Number 1-1117. An amendment dated April 10, 1984 to such employment agreement, incorporated herein by reference to Exhibit 10B to registrant's Annual Report on Form 10-K for the year ended January 29, 1989, Commission File Number 1-1117.

10.2* Amendment dated as of June 10, 1998 to Employment Agreement between registrant and Charles Lazarus (filed as Exhibit 10B to registrant's Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference).

10.3 Form of Indemnification Agreement between registrant and each director (filed as Exhibit 10F to registrant's Annual Report on Form 10-K for the year ended February 1, 1987, Commission File Number 1-1117, and incorporated herein by reference).

10.4* Amended and Restated Toys "R" Us, Inc. Non-Employee Directors' Stock Option Plan effective as of September 19, 1990 (filed as Exhibit C to registrant's Proxy Statement for the year ended February 1, 1997 and incorporated herein by reference).

10.5* Stock Option Plan and Agreement dated as of December 2, 1992 between the registrant and Robert C. Nakasone (filed as Exhibit 10I to registrant's Annual Report on Form 10-K for the year ended January 30, 1993 and incorporated herein by reference).

10.6* Stock Option Plan and Agreement dated as of December 2, 1992 between the registrant and Michael Goldstein (filed as Exhibit 10J to registrant's Annual Report on Form 10-K for the year ended January 30, 1993 and incorporated herein by reference).

Exhibit No.                         Document
-----------                         --------

10.7* Amended and Restated Toys "R" Us, Inc. 1994 Stock Option and Performance Incentive Plan effective as of November 1, 1993 (filed as Exhibit A to registrant's Proxy Statement for the year ended February 1, 1997 and incorporated herein by reference).

10.8* Stock Unit Plan for Non-Employee Directors of Toys "R" Us, Inc., effective as of May 1, 1997 (filed as Exhibit 10H to registrant's Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference).

10.9* Amended and Restated Toys "R" Us, Inc. Management Incentive Compensation Plan, effective beginning with the registrant's fiscal year ending January 28, 1995 (filed as Exhibit B to registrant's Proxy Statement for the year ended February 1, 1997 and incorporated herein by reference).

10.10* Toys "R" Us, Inc. Partnership Group Deferred Compensation Plan effective as of May 17, 1995 (filed as Exhibit 10.13 to the Form 8-B filed on January 3, 1996 and incorporated herein by reference).

10.11* Toys "R" Us, Inc. Grantor Trust Agreement dated as of October 1, 1995 between registrant and American Express Trust company (filed as Exhibit 10.14 to the Form 8-B filed on January 3, 1996 and incorporated herein by reference).

10.12* Toys "R" Us, Inc. Supplemental Executive Retirement Plan, effective as of December 6, 1995 (filed as Exhibit 10N to registrant's Annual Report on Form 10-K for the year ended February 3, 1996 and incorporated herein by reference).

10.13* Toys "R" Us, Inc. Grantor Trust Agreement dated as of April 1, 1996 between registrant and Allmerica Trust company, N.A; Amendment No. 1 to Grantor Trust Agreement, effective as of April 1, 1996; and Amendment No. 2 to Grantor Trust Agreement, effective as of April 1, 1996 (filed as Exhibit 10P to registrant's Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference).

10.14 Shareholders Agreement, dated October 1, 1996, by and among registrant, Jack P. Tate and Linda M. Robertson (filed as Exhibit A to Exhibit 2 to registrant's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996, File No. 1-11609, and incorporated herein by reference).

Exhibit No.                         Document
-----------                         --------

10.15*       Retention Agreements

             - Retention Agreement between Toys "R" Us, Inc. and Louis Lipschitz dated as of May 1, 1997.

             - Retention Agreement between Toys "R" Us, Inc. and Richard L. Markee dated as of May 1, 1997.

             - Retention Agreement between Toys "R" Us, Inc. and Gregory R. Staley dated as of May 1, 1997.

             Filed as Exhibit 10P to registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 1997 and incorporated herein by reference.

10.16* Amendment to Retention Agreement between Toys "R" Us, Inc. and Richard L. Markee dated May 6, 1999 (filed as Exhibit 10P to registrant's Annual Report on Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

10.17* Amendments to Retention Agreement between Toys "R" Us, Inc. and Gregory R. Staley dated May 6, 1999 and March 2, 2000, respectively (filed as Exhibit 10Q to registrant's Annual Report on Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

10.18* Retention Agreement between Toys "R" Us, Inc. and Michael G. Shannon dated October 12, 1998 (filed as Exhibit 10Y to registrant's Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference).

10.19* Amended Form of Retention Agreement for Executive Officers of Toys "R" Us, Inc. (filed as Exhibit 10U to registrant's Annual Report on Form 10-K for the year ended February 3, 2001 and incorporated herein by reference).

10.20* Retention Agreement between Toys "R" Us, Inc. and John H. Eyler, Jr. dated January 6, 2000 (filed as Exhibit 10BB to registrant's Annual Report on Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

10.21* Toys "R" Us, Inc. Non-Employee Directors' Stock Unit Plan, effective as of June 10, 1999 (filed as Exhibit A to registrant's Proxy Statement for the year ended January 30, 1999 and incorporated herein by reference).

10.22* Toys "R" Us, Inc. Non-Employee Directors' Stock Option Plan, effective as of June 10, 1999 (filed as Exhibit B to registrant's Proxy Statement for the year ended January 30, 1999 and incorporated herein by reference).

10.23* Toys "R" Us, Inc. Non-Employee Directors' Deferred Compensation Plan, effective as of June 10, 1999 (filed as Exhibit C to registrant's Proxy Statement for the year ended January 30, 1999 and incorporated herein by reference).

Exhibit No.                         Document
-----------                         --------

10.24* Separation and Release Agreement between Toys "R" Us, Inc. and Robert C. Nakasone dated as of August 26, 1999 (filed as Exhibit
             10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 and incorporated herein by reference).

10.25* Separation and Release agreement between Toys "R" Us, Inc. and Michael G. Shannon dated as of February 27, 2002 (filed as Exhibit 10DD to the registrant's Annual Report on Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

10.26* Consulting Agreement between Toys "R" Us, Inc. and Michael Goldstein dated as of June 6, 2001 (filed as Exhibit 10EE to the registrant's Annual Report on Form 10-K for the year ended February 2, 2002 and incorporated by reference).

10.27* Toys "R" Us, Inc. 2001 Stock Option and Performance Incentive Plan effective as of June 6, 2001 (filed as Exhibit B to registrant's Proxy Statement for the year ended February 3, 2001 and incorporated herein by reference).

10.28 Stock Pledge Agreement, dated as of July 20, 2001, between Toysrus.com, Inc. and John Barbour.

10.29 Non-Recourse Promissory Note, dated as of July 20, 2001, from John Barbour to Toysrus.com, Inc.

10.30*       Toys "R" Us, Inc. Amended and Restated 1995 Employee Stock Option
             Plan.

10.31*       Toys "R" Us, Inc. Amended and Restated 1997 Employee Stock Option
             Plan.

10.32*       Toys "R" Us, Inc. Partnership Group Deferred Compensation Plan.

13 Registrant's Annual Report to Stockholders for the year ended February 1, 2003. Except for the portions thereof that are expressly incorporated by reference into this report, such Annual Report is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this report.

21           Subsidiaries of registrant.

23           Consent of Independent Auditors, Ernst & Young LLP.

24           Power of Attorney, dated in March 2003.

99.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   * Management contract or compensatory plan, contract or arrangement.