Form 10-Q
period 2003-06-16
TOYS R US INC
filed 2003-06-16
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2
of the Exchange Act) YES [ X ] NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

213,365,337 shares of Common Stock were outstanding as of June 4, 2003.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements                                                                                                             Back_to_Index

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)
	May 3, 2003	May 4, 2002	February 1, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,128	$452	$1,023
Restricted cash	66	-	60
Accounts and other receivables	191	178	202
Merchandise inventories	2,445	2,241	2,190
Other current assets	104	115	85

Total current assets	3,934	2,986	3,560

Property and equipment, net	4,730	4,577	4,763
Goodwill, net	348	348	348
Other assets	747	536	726

	$9,759	$8,447	$9,397

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$-	$7	$-
Accounts payable	1,020	931	896
Accrued expenses and other current liabilities	655	514	824
Income taxes payable	251	284	279
Current portion of long-term debt	947	46	379

Total current liabilities	2,873	1,782	2,378

Long-term debt	1,972	2,383	2,139
Deferred income taxes	563	447	545
Other non-current liabilities	296	349	292

Minority interest in Toysrus.com	9	22	13

Stockholders’ equity	4,046	3,464	4,030

	$9,759	$8,447	$9,397

See accompanying notes to condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Quarter Ended
	May 3, 2003	May 4, 2002

Net sales	$2,170	$2,095
Cost of sales	1,420	1,413

Gross margin	750	682
Selling, general and administrative expenses	652	581
Depreciation and amortization	80	79

Total operating expenses	732	660

Operating earnings	18	22
Interest expense - net	29	28

Loss before income taxes	(11)	(6)
Income tax benefit	(4)	(2)

Net loss	$(7)	$(4)

Basic and diluted loss per share	$(0.03)	$(0.02)

Weighted average basic and diluted shares outstanding	212.8	197.0

See accompanying notes to condensed consolidated financial statements.

TOYS “R” US, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Quarter Ended
	May 3, 2003	May 4, 2002
Cash Flows from Operating Activities:
Net loss	$(7)	$(4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80	79
Other	(5)	(3)
Changes in operating assets and liabilities:
Merchandise inventories	(242)	(188)
Accounts payable	124	53
Accrued expenses and other	(178)	(259)

Net cash used in operating activities	(228)	(322)

Cash Flows from Investing Activities:
Capital expenditures, net	(25)	(57)

Cash Flows from Financing Activities:
Short-term borrowings, net	-	7
Long-term borrowings	393	670
Long-term debt repayment	(17)	(135)

Net cash provided by financing activities	376	542

Effect of exchange rate changes on cash and cash equivalents	(18)	6

Cash and cash equivalents:
Net increase during period	105	169
Cash and cash equivalents beginning of period	1,023	283

Cash and cash equivalents end of period	$1,128	$452

Supplemental disclosures of cash flow information:
Net income tax payments	$7	$23

Interest paid	$68	$49

See accompanying notes to condensed consolidated financial statements.

TOYS “R” US, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in millions, except per share data and as noted)

Back_to_Index

1.  Interim reporting

The interim condensed consolidated financial statements of Toys “R” Us, Inc. and its subsidiaries (collectively, the “company”) are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist primarily of normal recurring accruals) have been made and the interim financial statements present fairly the consolidated financial condition and operating results for the unaudited periods.  Because of the seasonal nature of the company's business, results for interim periods are not indicative of results to be expected for a full fiscal year.

The financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.  Therefore, the interim statements should be read in conjunction with such Annual Report.

2.  Accounting for stock options

The company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees” (APB 25). The company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (SFAS 123).

In accordance with the provisions of SFAS 123, the company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost.  If the company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net losses and losses per share would have been increased to the pro forma amounts indicated in the following table:

	For the Quarter ended May 3, 2003	For the Quarter ended May 4, 2002

Net loss – as reported	$(7)	$(4)
Net loss – pro forma	$(17)	$(12)
Basic and diluted loss per share – as reported	$(0.03)	$(0.02)
Basic and diluted loss per share – pro forma	$(0.08)	$(0.06)

The weighted-average fair value at the date of grant for options granted in 2003 and 2002 was $2.74 per option and $6.55 per option, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

As there were a number of options granted during the first quarter of 2003 and 2002, a range of assumptions are provided below:

	For the Quarter ended May 3, 2003	For the Quarter ended May 4, 2002

Expected stock price volatility	.481 - .507	.409 - .434
Risk-free interest rate	2.6% - 2.9%	4.4% - 5.0%
Weighted average expected life of options	5 years	5 years

The effects of applying SFAS 123 and the results obtained through the use of the Black-Scholes option pricing model are not necessarily indicative of future values.

3.   Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

4.   Comprehensive income

Comprehensive income was $7 and $28 for the quarters ended May 3, 2003 and May 4, 2002, respectively, primarily as a result of the change in foreign currency translation, which more than offset the net losses in each period.

5.   Merchandise inventories

Merchandise inventories, excluding apparel, for the U.S. toy store division are stated at the lower of LIFO (last-in, first-out) cost or market.  If inventories had been valued at the lower of FIFO (first-in, first-out) cost or market, inventories would show no change at May 3, 2003, May 4, 2002 or February 1, 2003.

	May 3, 2003	May 4, 2002	February 1, 2003

Toys “R” Us – U.S.	$1,539	$1,471	$1,387
Toys “R” Us - International	498	412	362
Babies “R” Us	297	248	287
Toysrus.com	42	52	34
Other	69	58	120

	$2,445	$2,241	$2,190

6.   Investment in Toys – Japan

The company accounts for its 48% ownership investment in the common stock of Toys “R” Us - Japan, Ltd. (“Toys - Japan”) on the “equity method” of accounting since the initial public offering in April 2000.  Toys - Japan operates as a licensee of the company.  As part of the initial public offering, Toys - Japan issued 1.3 shares of common stock to the public at a price of 12,000 yen or $113.95 per share.  In November 2001, the common stock of Toys - Japan split 3-for-1.  The company’s accounting policy for the sales of subsidiaries’ stock is to recognize gains or losses for value received in excess of or less than its basis in such subsidiary.  No similar issuances of subsidiaries’ stock are contemplated at this time.

At May 3, 2003, the quoted market value of the company’s investment was $199, which exceeds the carrying value of the investment. The valuation represents a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale.  The company is a guarantor of 80% of a 10 billion yen ($84) loan from third parties in Japan with an annual rate of 6.47%, due in 2012, for which Toys - Japan is the borrower.

7.   Toysrus.com

Toysrus.com operates a co-branded toy and video game on-line store (Toysrus.com), a co-branded baby products on-line store (Babiesrus.com), and a co-branded learning products and information on-line store (Imaginarium.com) under a strategic alliance with Amazon.com.

Under this alliance, which expires in 2010, each of Toysrus.com and Amazon.com is responsible for specific aspects of the on-line stores.  Toysrus.com is responsible for merchandising, marketing and content for the co-branded stores, and also identifies, buys, owns and manages the inventory.  Amazon.com handles web site development, order fulfillment, customer service, and the housing of Toysrus.com’s inventory in Amazon.com’s U.S. distribution centers.

In addition, Toysrus.com also opened a personalized gifts for all ages on-line store (Giftsrus.com) in November 2002, which does not operate as part of the strategic alliance with Amazon.com.

The company recognizes revenue for Toysrus.com at the point in time when merchandise is shipped to customers, in accordance with the shipping terms (FOB shipping point) that exist under the agreement with Amazon.com.

In February 2000, the company entered into an agreement with SOFTBANK that included an investment by SOFTBANK in Toysrus.com.  Accordingly, the company recorded a 20% minority interest in the net losses of Toysrus.com in selling, general and administrative expenses.

8.  Cost of sales and selling, general and administrative expenses

The significant components of the line item “Cost of sales” include the cost to acquire merchandise from vendors; freight in; markdowns; provision for inventory shortages; and discounts and allowances related to merchandise inventories.

The significant components of the line item “Selling, general and administrative expenses” include store payroll and related payroll benefits; rent and other store operating expenses; advertising expenses; cooperative advertising allowances prior to 2003; costs associated with operating the company’s distribution network that primarily relate to moving merchandise from distribution centers to stores; and other corporate-related expenses.

As a result of the company’s implementation of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), vendor allowances of $42 in 2003 (representing all cooperative advertising reimbursements) were not used to reduce SG&A.   Of this amount, $28 of these reimbursements was applied to (reduced) cost of sales, and $14 reduced the value of merchandise inventories.

Prior year financial statements were not adjusted as part of the implementation of EITF 02-16. See the Note “Recent accounting pronouncements” and Management’s Discussion and Analysis of Results of Operations and Financial Condition for a further discussion of EITF 02-16.

9.  Long-term debt and issuance of common stock

In March 2003, the company filed a “shelf” registration statement with the Securities and Exchange Commission, giving the company the capability to sell up to $800 of debt securities that would be used to repay outstanding debt and for general corporate purposes.  In April 2003, the company sold and issued $400 in notes bearing interest at a coupon rate of 7.875%, maturing on April 15, 2013.  The notes were sold at a price of 98.3%, resulting in an effective yield of 8.13%.  Simultaneously with the sale of the notes, the company entered into interest rate swap agreements.  As a result of these swap agreements, interest will accrue at the rate of LIBOR plus 3.6%.  Interest is payable semi-annually commencing on October 15, 2003.  The company plans to use the proceeds from these notes for the repayment of indebtedness maturing in the 2004 calendar year, and, pending such repayment, for working capital needs and other general corporate purposes.

In May 2002, the company completed public offerings of Toys “R” Us equity and equity-linked securities.  On that date, the company issued 14.95 shares of its common stock at a price of $17.65 per share and received net proceeds of $253.  Also on that date, the company issued 8.1 equity security units with a stated amount of $50 per unit, and received net proceeds of $390.  Each security unit consists of a contract to purchase, for $50 per unit, a specified number of shares of Toys “R” Us common stock in August 2005, and a senior note due in 2007 with a principal amount of $50 per unit.  The fair value of the contract to purchase shares of Toys “R” Us common stock was estimated at $1.77 per equity security unit.  The fair value of the senior note was estimated at $48.23 per equity security unit.  Interest on the senior notes is payable quarterly at an initial rate of 6.25%, which commenced in August 2002.  The notes are expected to be remarketed in May 2005 at the then prevailing market interest rate for similar notes.  The proceeds allocated to the purchase contracts were recorded in stockholders’ equity on the condensed consolidated balance sheet.  The fair value of the senior notes is reflected as long-term debt on the condensed consolidated balance sheet.  The net proceeds from these public offerings were used to refinance short-term borrowings and for other general corporate purposes.

In March 2002, the company refinanced a note payable originally due in 2005 and increased the amount outstanding to $160 from $100. This borrowing is repayable in semi-annual installments, with the final installment due on February 20, 2008. The effective cost of this borrowing is 2.23% and is secured by expected future cash flows from license fees due from Toys – Japan.

10.   Restructuring and other charges

In January 2002, the company announced plans to reposition its business, and as part of this plan, the company closed 27 non-Mission Possible format Toys “R” Us stores and closed 37 Kids “R” Us stores.  In conjunction with the Kids “R” Us store closings in most of these locations, the company converted the nearest Toys “R” Us store into a Toys”R”Us/Kids”R”Us combo store.

As part of this plan, the company eliminated approximately 1,700 staff positions in its stores and its headquarters.  In addition, these plans include the costs of consolidating five of the company’s store support center facilities into its new headquarters in Wayne, New Jersey in 2003.

The costs associated with the facilities’ consolidation, elimination of positions, and other actions designed to improve efficiency in support functions were $79, of which $15 related to severance.  The costs associated with store closings were $73 for Kids ”R” Us and $85 for Toys “R” Us, of which $27 was recorded in cost of sales.  The fair values of the facilities to be consolidated and store closings were obtained from third party appraisals.  The company also reversed $24 of previously accrued charges ($11 from the 1998 charge and $13 from the 1995 charge) that the company determined to be no longer necessary. See below for further details regarding the reversal of these reserves.  Accordingly, based on these actions, the company recorded $213 of pre-tax ($126 after-tax) restructuring and other charges in the fourth quarter of its fiscal year ending February 2, 2002.

Details on the components of the charges are as follows:

Description	Reserve Balance at February 1, 2003	Utilized	Reserve Balance at May 3, 2003

Store closings:
Lease commitments	$41	$3	$38
Store support center consolidation:
Lease commitments	39	-	39
Severance	5	1	4

Total remaining restructuring reserves	$85	$4	$81

The company previously announced strategic initiatives to reposition its worldwide business and recorded related restructuring and other charges of $698 in 1998 and $396 in 1995 to complete these initiatives.  As of May 3, 2003, the company had substantially completed all announced initiatives.  The company reversed unused reserves of $10 in the fourth quarter of 2002, and also reversed unused reserves of $29 in 2001 and $11 in 2000, as these reserves were concluded to be no longer necessary.   The company had $46 of reserves remaining at May 3, 2003, primarily for long-term lease commitments that will be utilized in 2003 and thereafter.  The company believes that remaining reserves at May 3, 2003 are reasonable estimates of what is required to complete all remaining initiatives.

11.  Segments

Information related to the various company segments is as follows:

As discussed above, our 2003 financial statements have been impacted by the implementation of EITF 02-16.  Refer to the Management’s Discussion and Analysis of Results of Operations and Financial Condition for more details on the impact of implementing EITF 02-16.

	Quarter Ended
	May 3, 2003	May 4, 2002
Net sales
Toys “R” Us – U.S.	$1,170	$1,202
Toys “R” Us – International	384	307
Babies “R” Us	456	413
Toysrus.com (1)	59	46
Kids “R” Us	101	127

Total net sales	$2,170	$2,095

Operating earnings / (loss)
Toys “R” Us – U.S.	$15	$25
Toys “R” Us – International	(11)	(14)
Babies “R” Us	57	49
Toysrus.com, net of minority interest (1)	(8)	(14)
Other (2)	(35)	(24)

Operating earnings	18	22
Interest expense, net	29	28

Loss before income taxes	$(11)	$(6)

        (1)  Includes Toysrus.com-Japan

        (2)  Includes corporate expenses, the operating results of the Kids”R”Us division and the equity in the net earnings of Toys
             -Japan.

12.   Derivative Instruments and Hedging Activities

The company is exposed to market risk from potential changes in interest and foreign exchange rates.  The company continues to regularly evaluate and continues to take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge a variety of risk exposures including interest rate and currency risks. The company enters into forward exchange contracts to minimize and manage the currency risks related to its import merchandise purchase program.  The company has entered into interest rate swaps to manage interest rate risk and strive to achieve what it believes is an acceptable balance between fixed and variable rate debt.

The company increased the carrying amount of its long-term debt by $196 as of May 3, 2003, representing the fair value of debt in excess of the carrying amount at that date.

Also at May 3, 2003, the company recorded derivative assets of $187 and derivative liabilities of $17, representing the fair value of these derivatives at that date. The derivative assets are reflected on the condensed consolidated balance sheets as part of  “Other assets.”  The derivative liabilities are reflected on the condensed consolidated balance sheets as part of  “Other liabilities.”

The company did not realize any material gains or losses related to these transactions for any of the periods presented.  Accordingly, non-cash changes in assets, liabilities and equity have been excluded from the consolidated statements of cash flows presented.

13.  Credits and allowances received from vendors

Credits and allowances are received from vendors and are related to formal agreements negotiated with such vendors.  These credits and allowances are predominantly for cooperative advertising, promotions, and volume related purchases.   Credits and allowances, including all advertising allowances, beginning in 2003, in accordance with the provisions of EITF 02-16, are accounted for as a reduction of product cost.  Accordingly, the company’s policy is to recognize credits that are related directly to inventory purchases as inventory is sold.  All cooperative advertising allowances prior to 2003 offset the costs of cooperative advertising that was agreed to by the company and its vendors.  These cooperative advertising allowances were netted against advertising expenses included in selling, general and administrative expenses in the period that the related advertising media was run.

14.   Recent accounting pronouncements

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150).  SFAS 150 requires that certain financial instruments that, under previous guidance, issuers could account for as equity but represent obligations, be classified as liabilities in statements of financial position.  The company does not believe the adoption of SFAS 150 will have a material impact on the company’s consolidated financial statements.

In 2002, the FASB Emerging Issues Task Force issued EITF 02-16, which considers vendor allowances as a reduction in the price of a vendor’s product that should be recognized as a reduction of cost of sales as merchandise is sold.  Advertising allowances that are received for specific, identifiable and incremental costs are considered a reduction of advertising expenses and, as such, are recognized as a reduction of SG&A.  The provisions of EITF 02-16 are effective for all new arrangements, or modifications to existing arrangements, beginning after December 31, 2002. The company has adopted a policy of considering all cooperative advertising arrangements to be a reduction of product cost since the costs of tracking actual advertising costs by vendor to meet these criteria would exceed the benefit.  The implementation of the provisions of EITF 02-16 unfavorably impacted the company’s first quarter 2003 results by $14 ($9, net of tax), or by $0.04 per diluted share but had no impact on the condensed consolidated statement of cash flows for the first quarter of 2003. Prior year financial statements were not adjusted as part of the adoption of EITF 02-16.

In its March 20, 2003 meeting minutes, the Task Force modified the transition provisions for the consensus in Issue 1 of EITF 02-16 to only permit companies with January 31 fiscal years to adopt the consensus through a cumulative effect in their 2002 fiscal year, provided that they had not yet issued their 2002 financial statements.

By adopting the consensus through a cumulative effect, operating results for the period of adoption, as well as subsequent periods, would not be impacted by an initial adjustment. However, the company had released its 2002 financial results on March 5, 2003 before the EITF modifications to the transition rules and, therefore, it was not practicable for the company to adopt the consensus through a cumulative effect at the beginning of 2002.  Refer to the Management’s Discussion and Analysis of Results of Operations and Financial Condition for more details on the impact of implementing EITF 02-16.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which will require the consolidation of entities that are controlled by a company through interests other than voting interests.  Under the requirements of this interpretation, an entity with a majority of the risks or rewards associated with Variable Interest Entities (VIEs), known as Special Purpose Entities, is effectively in the same position as the parent in a parent-subsidiary relationship.  Disclosure requirements of VIEs are effective in all financial statements issued after January 31, 2003.  The consolidation requirements apply to all VIEs created after January 31, 2003.  FIN 46 requires public companies to apply the consolidation requirements to VIEs that existed prior to February 1, 2003 and remained in existence as of the beginning of annual or interim periods beginning after June 15, 2003.  The company’s new corporate headquarters facility, located in Wayne, New Jersey, is being leased from unrelated third parties arranged by a multi-purpose real estate investment company that the company does not control.  In addition, the company does not have the majority of the associated risks or rewards.  Accordingly, the company believes that FIN 46 will have no impact on the accounting for the synthetic lease for such facility.  The synthetic lease is detailed in the note entitled “Leases” included in the notes to consolidated financial statements filed with the company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.  FIN 46 did not have a material impact on the company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which imposes new disclosure and liability-recognition requirements for financial guarantees, performance guarantees, indemnifications and indirect guarantees of the indebtedness of others.  FIN 45 requires certain guarantees to be recorded at fair value.  This is different from previous practice, where a liability would be typically recorded only when a loss was probable and reasonably estimable.  The initial recognition and initial measurements provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  FIN 45 also requires additional disclosures, even when the likelihood of making any payments under the guarantee is remote.  The disclosure requirements are effective for interim and annual periods after December 15, 2002.  The company has procedures to identify guarantees contained in the various legal documents and agreements, already executed and those to be executed in the future, that fall within the scope of FIN 45. The adoption of FIN 45 did not have a material impact on the company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF No. 94-3).

The fundamental difference between SFAS No. 146 and EITF No. 94-3 is the requirement that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan, which by itself, does not create an obligation that meets the definition of a liability.  SFAS No. 146 also establishes that the initial measurement of a liability be recorded at fair value.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The adoption of this pronouncement did not have a material impact on the company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

(Amounts in millions, except per share data and as noted)

Back_to_Index

Results of Operations

Comparison of first quarter ended May 3, 2003 to first quarter ended May 4, 2002

Consolidated net losses were $7, or $0.03 per share versus a net loss of $4, or $0.02 per share.  Our 2003 financial statements have been impacted by the implementation of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16).  Under this guidance, it is presumed that amounts received from vendors should be considered a reduction of product cost, unless certain restrictive provisions are met. EITF 02-16 was effective for all new arrangements, and modifications to existing arrangements, entered into after December 31, 2002.  Effective with the first quarter of 2003, we have adopted a policy of considering all cooperative advertising arrangements to be a reduction of product cost since the costs of tracking actual advertising costs by vendor to meet these criteria would exceed the benefit. Our accounting policy for promotional and volume related allowances was already consistent with the new EITF 02-16 guidelines and, therefore, did not require revision. The implementation of the provisions of EITF 02-16 unfavorably impacted our first quarter 2003 reported results by $14 ($9, net of tax), or by $0.04 per diluted share, but had no impact on our cash flows for the first quarter of 2003.  Our prior year financial statements were not adjusted as part of the adoption of EITF 02-16.

In its March 20, 2003 meeting minutes, the Task Force modified the transition provisions for the consensus in Issue 1 of EITF 02-16 to only permit companies with January 31 fiscal years to adopt the consensus through a cumulative effect in their 2002 fiscal year, provided that they had not yet issued their 2002 financial statements.  By adopting the consensus through a cumulative effect, operating results for the period of adoption, as well as subsequent periods, would not be impacted by an initial adjustment.  However, we had released our 2002 financial results on March 5, 2003 before the EITF modifications to the transition rules and, therefore, it was not practicable for us to adopt the consensus through a cumulative effect at the beginning of 2002.  If the company had been able to make a cumulative EITF 02-16 adjustment in 2002, as did many companies with fiscal year-ends other than January 31st, the cumulative adjustment would have been $40 ($25 after tax) and the impact on operating earning for the full year 2002 would have been insignificant.

The 2003 presentation of our consolidated statements of operations has been impacted by the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” (EITF 02-16).  To help investors better understand how this impacted our results, we have adjusted our 2003 results, as reported, to a non-GAAP presentation to be comparable with our 2002 results, as previously reported:

	QUARTER ENDED
	May 3, 2003 As reported	Adjustments	May 3, 2003 Excluding impact of EITF 02-16	May 4, 2002
Net sales	$2,170	$-	$2,170	$2,095
Cost of sales	1,420	28	1,448	1,413

Gross margin	750	(28)	722	682
Selling, general and administrative expenses	652	(42)	610	581
Depreciation and amortization	80	-	80	79

Total operating expenses	732	(42)	690	660

Operating earnings	18	14	32	22
Interest expense – net	29	-	29	28

(Loss) / earnings before income taxes	(11)	14	3	(6)
Income tax	(4)	5	1	(2)

Net (loss) / earnings	$(7)	$9	$2	(4)

Basic and diluted (loss) / earnings per share	$(0.03)	$0.04	$0.01	$(0.02)

Average basic and diluted shares outstanding	212.8		212.8	197.0

The 2003 presentation of our segment information has been impacted by the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” (EITF 02-16).  To help investors better understand how this impacted each segment’s results, we have adjusted our 2003 segment results, as reported, to a non-GAAP presentation to be comparable with our 2002 results, as previously reported:

	QUARTER ENDED
	May 3, 2003 as reported	Adjustments	May 3, 2003 Excluding impact of EITF 02-16	May 4, 2002 as reported

Net sales
Toys “R” Us – U.S.	$1,170		$1,170	$1,202
Toys “R” Us – International	384		384	307
Babies “R” Us	456		456	413
Toysrus.com (1)	59		59	46
Kids “R” Us	101		101	127

Total	$2,170		$2,170	$2,095

Operating earnings / (loss)
Toys “R” Us – U.S.	$15	$9	$24	$25
Toys “R” Us – International	(11)	3	(8)	(14)
Babies “R” Us	57	2	59	49
Toysrus.com net of minority interest (1)	(8)	-	(8)	(14)
Other (2)	(35)	-	(35)	(24)

Operating earnings	$18	$14	$32	$22
Interest expense, net	29	-	29	28

(Loss) / earnings before income taxes	$(11)	$14	$3	$(6)

            (1)  Includes Toysrus.com- Japan.

            (2)  Includes corporate expenses, the operating results of the Kids “R” Us division and the equity in net earnings of Toys-
                  Japan.

Consolidated net sales were $2.2 billion for the first quarter of 2003 versus $2.1 billion for the first quarter of 2002, a 3.6% increase. Excluding the impact of currency translation, total sales increased 1.1% for the first quarter.  Consolidated comparable store sales, in local currencies, increased 0.4%.  Comparable store sales for the Toys “R” Us – U.S. division decreased 1.5% primarily due to price deflation in our video game business.  Internationally, our overall comparable toy store sales, on a local currency basis, increased 7.2% for the first quarter.  The increase was primarily attributed to strong performance in the United Kingdom and Spain, which reported comparable store increases, in local currencies, of 6.9% and 12.0%, respectively.  The positive results in our international operations reflect the implementation of many of our U.S. toy store strategies and our focus on improving the shopping experience of our international guests.  Our Babies “R” Us division had a 1.3% comparable store sales increase for the first quarter of 2003.  Total sales for the Babies “R” Us division increased 10.4% for the first quarter of 2003.  These results at Babies “R” Us are attributable to the opening of 5 new stores during the quarter as well as the 14 stores that opened after the first quarter in fiscal 2002.  Toysrus.com reported net sales of $59, up 28.3% from 2002 sales of $46.

We record the costs associated with operating our distribution network as a part of consolidated selling, general and administrative expenses (SG&A), including those costs that primarily related to moving merchandise fromdistribution centers to stores.  Therefore, our consolidated gross margin may not be comparable to some other retailers that include similar costs in their cost of sales.  Consolidated gross margin, as a percentage of sales, increased by 2.0 percentage points to 34.6% during the first quarter of 2003 from 32.6% for the prior year comparable period. The impact of the changes in presentation in accordance with EITF 02-16 represented 1.3 percentage points of the 2.0 percentage point increase in consolidated gross margin.  The remaining 0.7 percentage point increase in consolidated gross margin was primarily attributable to the strength in our core toy business, particularly in the learning categories.  Credits and allowances from vendors, which are netted against our cost of sales, have a positive impact on our consolidated gross margin.  Gross margin for the Toys “R” Us – U.S. division increased by 2.1 percentage points to 33.5% during the first quarter from 31.4% in 2002 mainly due to the impact of the implementation of EITF 02-16 and the performance of the core toy categories.  Gross margin in the Babies “R” Us division increased by 1.7 percentage points to 36.8% in the first quarter of 2003 from 35.1% in the first quarter of 2002.  Of the increase, 0.7 percentage points was attributable to the implementation of EITF 02-16. The remaining increase was a result of continued expansion of exclusive product offerings, strategic pricing, and favorable shifts in the merchandise mix.  Gross margin for the International division increased by 3.4 percentage points to 35.9% for the first quarter of 2003 from 32.6% for the first quarter of 2002.  2.7 percentage points of the increase reflects the implementation of EITF 02-16, and the remaining increase is primarily attributable to an increase in the mix and performance of core toy categories.

SG&A, as a percentage of sales, increased 2.3percentage points to 30.0% from 27.7%.  The impact of the adoption of EITF 02-16 represented 2.0percentage points of the increase. The remaining 0.3percentage point increase in SG&A was primarily attributable to severance costs associated with the headcount reductions in the first quarter of 2003.  SG&A for the Toys “R” Us – U.S. division increased by 2.9percentage points to 28.5% in the first quarter from 25.6% in the previous year.  The increase was primarily due to the implementation of EITF 02-16, which accounted for 2percentage points of the increase.  The remaining increase is primarily due to the U.S. toy store portion of the store support center headcount reduction severance costs of 0.2percentage points and 0.4percentage points relates to store relocation and format conversion costs.  SG&A for the Babies “R” Us division increased by 1.5percentage points to 23% in the first quarter of 2003 from 21.5% in 2002.  The implementation of EITF 02-16 accounted for 1.1percentage points of the variance and the remaining 0.4percentage points is due to higher store payroll costs to maintain guest service levels.  SG&A for the Toys “R” Us – International division increased by 1.6 percentage points to 35.2% for the first quarter from 33.6% in the previous year comparable quarter due to a 3.7 percentage point impact resulting from the implementation of EITF 02-16 offset by other decreases of 2.1 percentage points related to expense control coupled with higher sales productivity.

Restructuring and Other Charges

In January 2002, we announced plans to reposition our business, and as part of this plan, we closed 27 non-Mission Possible format Toys “R” Us stores and 37 Kids “R” Us stores.  In conjunction with the Kids “R” Us store closings in most of these locations, we converted the nearest Toys “R” Us store into a Toys”R”Us/Kids”R”Us combo store.

As part of this plan, we eliminated approximately 1,700 staff positions in our stores and headquarters.  In addition, these plans include the costs of consolidating five of the company’s store support center facilities into our new headquarters in Wayne, New Jersey in 2003.

The costs associated with the facilities’ consolidation, elimination of positions, and other actions designed to improve efficiency in support functions were $79, of which $15 related to severance.  The costs associated with store closings were $73 for Kids ”R” Us and $85 for Toys “R” Us, of which $27 was recorded in cost of sales.  The fair values of the facilities to be consolidated and store closings were obtained from third party appraisals.  The company also reversed $24 of previously accrued charges ($11 from the 1998 charge and $13 from the 1995 charge) that the company determined to be no longer necessary.  See below for further details regarding the reversal of these reserves.  Accordingly, based on these actions, the company recorded $213 of pre-tax ($126 after-tax) restructuring and other charges in the fourth quarter of its fiscal year ending February 2, 2002.

The subsequent utilization and remaining reserve balances are as follows:

(In millions) Description	Reserve Balance at February 1, 2003	Utilized	Reserve Balance at May 3, 2003

Real estate and lease commitments
Store closings	$41	$3	$38
Store support center consolidation	39	-	39
Severance	5	1	4

Total remaining restructuring reserves	$85	$4	$81

We previously announced strategic initiatives to reposition our worldwide business and recorded related restructuring and other charges of $698 in 1998 and $396 in 1995 to complete these initiatives.  As of February 1, 2003, we had substantially completed all announced initiatives.  We reversed unused reserves of $10 in the fourth quarter of 2002, and also reversed unused reserves of $29 in 2001 and $11 in 2000, as these reserves were concluded to be no longer necessary.   We had $46 of reserves remaining at May 3, 2003, primarily for long-term lease commitments that will be utilized in 2003 and thereafter.  The increase in remaining reserves from our fiscal year end is primarily the result of foreign exchange fluctuations.  We believe that the remaining reserves at May 3, 2003 are reasonable estimates of what is required to complete all remaining initiatives.

Financial Condition

By the end of fiscal 2003, we expect to operate approximately 1,638 stores, consisting of: 668 toy stores in the United States, 575 International toy stores (including 280 licensed and franchised stores); 142 Kids “R” Us stores; 201 Babies “R” Us stores; 35 Imaginarium stores; and 17 Geoffrey stores.  In addition, Toysrus.com sells merchandise through Internet sites at www.toysrus.com, www.babiesrus.com, www.imaginarium.com, and www.giftsrus.com.

In March 2003, we filed a “shelf” registration statement with the Securities and Exchange Commission, giving us the capability to sell up to an aggregate principal amount of $800 of debt securities that would be used to repay outstanding debt and for general corporate purposes.  In April 2003, we sold and issued an aggregate principal amount of $400 in notes bearing interest at a coupon rate of 7.875% maturing on April 15, 2013.  The notes were sold at a price of 98.3%, resulting in an effective yield of 8.13%.  Simultaneously with the sale of the notes, we entered into interest rate swap agreements.  As a result of these swap agreements, interest will accrue at the rate of LIBOR plus 3.6%.  Interest is payable semi-annually commencing on October 15, 2003.  We plan to use the proceeds from these notes for the repayment of indebtedness maturing in the 2004 calendar year and, pending such repayment, for working capital needs and other general corporate purposes.

We have $885 in unsecured committed revolving credit facilities from a syndicate of financial institutions.  These credit facilities consist of a $685 facility expiring September 2006 and a $200 facility expiring on May 20, 2004.  As of May 3, 2003, all of the facility expiring September 2006 and all of the facility expiring on May 20, 2004 were available for seasonal borrowings and to support our domestic commercial paper borrowings.  Additionally, we have lines of credit with various banks to meet certain of the short-term financing needs of our foreign subsidiaries.  Cash requirements for operations and investing activities will be met primarily through operating activities, issuance of commercial paper and utilization of our unsecured committed revolving credit facilities.

For 2003, capital requirements for our expansion plans, as well as other capital requirements are estimated to be less than $350, roughly in-line with our anticipated depreciation expense.

Our net cash used in operating activities was $228 for the first quarter of 2003 versus $322 for the first quarter of 2002.  The reduction in net cash used in operations quarter over quarter is primarily due to a decrease in cash used for accrued expenses and merchandise inventories, net of payables.

Net borrowings were $376 for the first quarter of 2003, as compared with net borrowings of $542 for the first quarter of 2002.  This decrease in net borrowings quarter over quarter is primarily due to the reduction of cash required for operations and capital investments in the first quarter coupled with the increase in available cash at the beginning of 2003 as compared with 2002.

Standard & Poor’s currently rates our long-term debt and commercial paper “BBB-/A-3” with a stable outlook.  Moody’s currently rates our long-term debt and commercial paper “Baa3/P-3” with a negative outlook.  We continue to be confident in our ability to refinance maturing debt, as well as to provide for new capital.

We did not purchase any shares through our share repurchase program during the first quarters of 2003 or 2002.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150).  SFAS 150 requires that certain financial instruments that, under previous guidance, issuers could account for as equity but represent obligations, be classified as liabilities in statements of financial position.  We do not believe the adoption of SFAS 150 will have a material impact on our consolidated financial statements.

In 2002, the FASB Emerging Issues Task Force issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16).  EITF 02-16 considers vendor allowances as a reduction in the price of a vendor’s product that should be recognized as a reduction of product cost.  Advertising allowances that are received for specific, identifiable and incremental costs are considered a reduction of advertising expenses and, as such, are recognized as a reduction of SG&A.

The provisions of EITF 02-16 are effective for all new arrangements, or modifications to existing arrangements, beginning after December 31, 2002. We have adopted a policy of considering all cooperative advertising arrangements to be a reduction of cost of sales, since the costs of tracking actual advertising costs by vendor to meet these criteria would exceed the benefit.  The implementation of the provisions of EITF 02-16 unfavorably impacted our first quarter 2003 results by $14 ($9, net of tax), or by $0.04 per diluted share but had no impact on the condensed consolidated statement of cash flows for the first quarter of 2003. Prior year financial statements were not adjusted as part of the adoption of EITF 02-16.

In its March 20, 2003 meeting minutes, the Task Force modified the transition provisions for the consensus in Issue 1 of EITF 02-16 to only permit companies with January 31 fiscal years to adopt the consensus through a cumulative effect in their 2002 fiscal year, provided that they had not yet issued their 2002 financial statements.  By adopting the consensus through a cumulative effect, operating results for the period of adoption, as well as subsequent periods, would not be impacted by an initial adjustment.  However, we released our 2002 financial results on March 5, 2003 before the EITF modifications to the transition rules, and therefore it was not practicable for us to adopt the consensus through a cumulative effect at the beginning of 2002.  Refer to the previous tabular analysis in this Management’s Discussion and Analysis of Results of Operations and Financial Condition for more details on the impact of implementing EITF 02-16.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which will require the consolidation of entities that are controlled by a company through interests other than voting interests.  Under the requirements of this interpretation, an entity with a majority of the risks or rewards associated with Variable Interest Entities (VIEs), commonly known as special purpose entities, is effectively in the same position as the parent in a parent-subsidiary relationship.  Disclosure requirements of VIEs are effective in all financial statements issued after January 31, 2003.  The consolidation requirements apply to all VIEs created after January 31, 2003.  FIN 46 requires public companies to apply the consolidation requirements to VIEs that existed prior to February 1, 2003 and remained in existence as of the beginning of annual or interim periods beginning after June 15, 2003.  Our new corporate headquarters facility, located in Wayne, New Jersey, is leased from unrelated third parties, arranged by a multi-purpose real estate investment company that the company does not control.  In addition, we do not have the majority of the associated risks or rewards.  Accordingly, we believe that FIN 46 will have no impact on the accounting for this synthetic lease.  The synthetic lease is detailed in the note entitled “Leases” included in our notes to consolidated financial statements filed with our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.  The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which imposes new disclosure and liability-recognition requirements for financial guarantees, performance guarantees, indemnifications and indirect guarantees of the indebtedness of others.  FIN 45 requires certain guarantees to be recorded at fair value.  This is different from previous practice, where a liability would be typically recorded only when a loss was probable and reasonably estimable.  The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

FIN 45 also requires additional disclosures even when the likelihood of making any payments under the guarantee is remote.  The disclosure requirements are effective for interim and annual periods after December 15, 2002.  We have procedures to identify guarantees contained in the various legal documents and agreements, already executed and those to be executed in the future, that fall within the scope of FIN 45. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF No. 94-3).  The fundamental difference between SFAS No. 146 and EITF No. 94-3 is the requirement that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan, which by itself, does not create an obligation that meets the definition of a liability.  SFAS No. 146 also establishes that the initial measurement of a liability be recorded at fair value.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.   We believe that adoption of this pronouncement will not have a material impact on our consolidated financial statements.

Forward-Looking Statements

This Form 10-Q contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby.  All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements.  We generally identify these statements by words or phrases, such as "anticipate," "estimate," "plan," "expect," "believe," "intend," “will," "may," and similar words or phrases.  These statements discuss, among other things, our strategy, store openings and renovations, future financial or operational performance, anticipated cost savings, results of restructurings, anticipated domestic or international developments, and other goals, targets and future occurrences and trends.  These statements are subject to risks, uncertainties and other factors, including, among others, competition in the retail industry, seasonality of our business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, availability of adequate financing, our dependence on key vendors of our merchandise, international events affecting the delivery of toys and other products to our stores, economic, political and other developments associated with our international operations, and risks, uncertainties and factors set forth in our reports and documents filed with the Securities and Exchange Commission (which reports and documents should be read in conjunction with this Form 10-Q).  We believe that all forward-looking statements are based upon reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, you should not place undue reliance on these statements.  Forward-looking statements speak only as of the date when made, and we undertake no obligation to update these statements in light of subsequent events or developments.  Actual results and outcomes may differ materially from anticipated results or outcomes discussed in forward-looking statements.

Back_to_Index

Item 3. Quantitative and Qualitative Disclosure of Market Risk

We are exposed to market risk from potential changes in interest rates and foreign exchange rates.  Our market risks at May 3, 2003 are similar to those disclosed in Item 7a of our Form 10-K for the year ended February 1, 2003 and we continue to regularly evaluate these risks and continue to take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge a variety of risk exposures including interest rate and currency risks.

Back_to_Index

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our SEC periodic reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in Internal Controls.  There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

Back_to_Index

Item 1.  Legal Proceedings

No material developments have occurred with respect to previously reported litigation.  The company is involved in certain claims and litigation arising in the ordinary course of business, which are not considered material to the financial operations or cash flows of the company.

Item 2. Changes in Securities and Use of Proceeds
Not Applicable.

Item 3. Defaults upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Securities Holders
None.

Item 5. Other Developments

On May 22, 2003, the company executed Amendment No. 3 to the 364 Day Credit Agreement, which allows the company to borrow up to $200,000,000 and extends the maturity date from August 23, 2003 to May 20, 2004.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the company (filed as Exhibit 3.1 to the company’s Form 8-B filed on January 3, 1996 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the company.
4.1	Form of 7.875% Notes due 2013 (filed as Exhibit 4.2 to the company’s Current Report on Form 8-K filed on April 8, 2003 and incorporated herein by reference).
4.2

Amendment No. 3, dated as of May 22, 2003 to the 364 Day Credit Agreement, dated as of September 19, 2001, among the company, the Lenders party thereto, Citibank, N.A., JPMorgan Chase Bank and Barclays Bank PLC, as Co-Syndication Agents, Credit Suisse First Boston, Cayman Islands Branch, Wachovia Bank, National Association, and Société Générale, as Co-Documentation Agents, and The Bank of New York, as Administrative Agent.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
On March 5, 2003, we filed a Current Report on Form 8-K, reporting the issuance of our press release announcing our financial results for the fiscal year ended February 1, 2003.

On April 8, 2003, we filed a Current Report on Form 8-K reporting the filing of a Prospectus and a Prospectus Supplement relating to the public offering of $400,000,000 aggregate principal amount of our 7.875% Notes due 2013 and the completion of the sale of these Notes for net proceeds of approximately $390,000,000.

On April 24, 2003, we filed a Current Report on Form 8-K reporting the election of Cinda A. Hallman as a member of our Board of Directors.

SIGNATURES

Back_to_Index

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS R US, INC.

(Registrant)

Date: June 16, 2003	/s/ Louis Lipschitz

Louis Lipschitz
Executive Vice President - Chief Financial Officer

CERTIFICATION

Back_to_Index

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

/s/ John H. Eyler, Jr.
Chairman of the Board, President and Chief Executive Officer
June 16, 2003

CERTIFICATION

Back_to_Index

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

/s/ Louis Lipschitz
Executive Vice President –
Chief Financial Officer
June 16, 2003

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the company (filed as Exhibit 3.1 to the company’s Form 8-B filed on January 3, 1996 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the company.
4.1	Form of 7.875% Notes due 2013 (filed as Exhibit 4.2 to the company’s Current Report on Form 8-K filed on April 8, 2003 and incorporated herein by reference).
4.2

Amendment No. 3, dated as of May 22, 2003 to the 364 Day Credit Agreement, dated as of September 19, 2001, among the company, the Lenders party thereto, Citibank, N.A., JPMorgan Chase Bank and Barclays Bank PLC, as Co-Syndication Agents, Credit Suisse First Boston, Cayman Islands Branch, Wachovia Bank, National Association, and Société Générale, as Co-Documentation Agents, and The Bank of New York, as Administrative Agent.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.