Form 10-Q
period 2003-09-12
TOYS R US INC
filed 2003-09-12
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

Commission file number 1-11609

TOYS “R” US, INC.
  (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3260693 (IRS Employer Identification Number)

One Geoffrey Way Wayne, New Jersey (Address of principal executive offices)	07470 (Zip code)

(973) 617-3500
  (Registrant’s telephone number, including area code)

461 From Road, Paramus, NJ 07652
(Former Reporting Address)

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

213,382,243 shares of common stock were outstanding as of August 29, 2003.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements                                                                                                        Back_to_Index

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)
	August 2, 2003	August 3, 2002	February 1, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$925	$449	$1,023
Restricted cash	53	-	60
Accounts and other receivables	183	162	202
Merchandise inventories	2,489	2,466	2,190
Other current assets	117	104	85

Total current assets	3,767	3,181	3,560

Property and equipment, net	4,701	4,668	4,763
Goodwill, net	348	348	348
Other assets	700	633	726

	$9,516	$8,830	$9,397

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$-	$98	$-
Accounts payable	957	1,027	896
Accrued expenses and other current liabilities	590	512	824
Income taxes payable	250	314	279
Current portion of long-term debt	944	31	379

Total current liabilities	2,741	1,982	2,378

Long-term debt	1,907	2,401	2,139
Deferred income taxes	546	396	545
Other non-current liabilities	278	311	292

Minority interest in Toysrus.com	7	17	13

Stockholders’ equity	4,037	3,723	4,030

	$9,516	$8,830	$9,397

See accompanying notes to condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Quarter Ended		Six Months Ended

	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net sales	$2,138	$2,070	$4,308	$4,165
Cost of sales	1,401	1,400	2,821	2,813

Gross margin	737	670	1,487	1,352
Selling, general and administrative expenses	641	590	1,293	1,171
Depreciation and amortization	81	77	161	156

Total operating expenses	722	667	1,454	1,327

Operating earnings	15	3	33	25
Interest expense - net	32	30	61	58

Loss before income taxes	(17)	(27)	(28)	(33)
Income tax benefit	(6)	(10)	(10)	(12)

Net loss	$(11)	$(17)	$(18)	$(21)

Basic and diluted loss per share	$(0.05)	$(0.08)	$(0.08)	$(0.10)

Weighted average basic and diluted shares outstanding	213.3	208.6	213.1	202.8

See accompanying notes to condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended

	August 2, 2003	August 3, 2002

Cash Flows from Operating Activities:
Net loss	$(18)	$(21)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161	156
Other	(6)	(10)
Changes in operating assets and liabilities:
Merchandise inventories	(282)	(398)
Accounts payable	61	149
Accrued expenses and other liabilities	(273)	(217)
Income taxes payable	(24)	(56)
Other operating assets	(5)	18

Net cash used in operating activities	(386)	(379)

Cash Flows from Investing Activities:
Capital expenditures, net	(71)	(199)

Cash Flows from Financing Activities:
Short-term borrowings, net	-	98
Long-term borrowings	393	548
Long-term debt repayment	(17)	(135)
Proceeds from issuance of stock and contracts to purchase stock	-	266

Net cash provided by financing activities	376	777

Effect of exchange rate changes on cash and cash equivalents	(17)	(33)

Cash and cash equivalents:
Net (decrease) / increase during period	(98)	166
Cash and cash equivalents beginning of period	1,023	283

Cash and cash equivalents end of period	$925	$449

Supplemental disclosures of cash flow information:
Net income taxes paid	$12	$30

Interest paid	$96	$79

See accompanying notes to condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in millions, except per share data and as noted)

Back_to_Index

1.  Basis of presentation

As used herein, the “company,” “we,” “our” and similar terms refer to Toys “R” Us, Inc. and its subsidiaries, unless the context indicates otherwise.  Our interim condensed consolidated financial statements are unaudited and are subject to year-end adjustments. However, in our opinion, all known adjustments (which consist primarily of normal recurring accruals) have been made and the interim financial statements present fairly the consolidated financial condition and operating results for the unaudited periods.  Because of the seasonal nature of our business, results for interim periods are not indicative of results to be expected for a full fiscal year.

Our financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.  Therefore, the interim statements should be read in conjunction with the Annual Report on form 10-K.

2.  Accounting for stock options

We account for employee stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees” (APB 25). We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (SFAS No. 123).

In accordance with the provisions of SFAS No. 123, we apply APB 25 and related interpretations in accounting for our stock option plans and, accordingly, do not recognize compensation cost.  If we had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net losses and losses per share would have been increased to the pro forma amounts indicated in the following table:

	For the Quarter Ended		For the Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net loss – as reported	$(11)	$(17)	$(18)	$(21)
Net loss – pro forma	$(21)	$(29)	$(37)	$(41)
Basic and diluted loss per share – as reported	$(0.05)	$(0.08)	$(0.08)	$(0.10)
Basic and diluted loss per share – pro forma	$(0.10)	$(0.14)	$(0.17)	$(0.20)

The weighted-average fair value at the date of grant for options granted in the first six months of 2003 and 2002 was $2.75 per option and $6.47 per option, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

As there were a number of options granted during the six-month periods ended August 2, 2003 and August 3, 2002, a range of assumptions are provided below:

	For the Quarter Ended		For the Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Expected stock price volatility	0.518 – 0.548	0.425 – 0.436	0.481 – 0.548	0.409 – 0.436
Risk-free interest rate	2.3% - 3.0%	4.2% - 4.7%	2.3% - 3.0%	4.2% - 5.0%
Weighted average expected life of options	5 years	5 years	5 years	5 years

The effects of applying SFAS 123 and the results obtained through the use of the Black-Scholes option pricing model are not necessarily indicative of future values.

3.  Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

4.  Comprehensive income

Comprehensive income includes net income / (loss), foreign currency translation adjustments, and unrealized gains or losses on hedged transactions, which are reported separately on consolidated statements of stockholders’ equity in our Annual Report on Form 10-K.

	Quarter Ended		Six Months Ended

	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net loss	$(11)	$(17)	$(18)	$(21)
Foreign currency translation adjustments, net of tax	(4)	17	11	50
Unrealized gain / (loss) on hedged transactions, net of tax	4	(16)	1	(9)

Comprehensive (loss) / income	$(11)	$(16)	$(6)	$20

5.  Merchandise inventories

Merchandise inventories, excluding apparel, for the U.S. toy store division are stated at the lower of LIFO (last-in, first-out) cost or market.  If inventories had been valued at the lower of FIFO (first-in, first-out) cost or market, inventories would show no change at August 2, 2003, August 3, 2002 or February 1, 2003.

	August 2, 2003	August 3, 2002	February 1, 2003

Toys “R” Us – U.S.	$1,543	$1,590	$1,387
Toys “R” Us - International	494	450	362
Babies “R” Us	296	270	287
Toysrus.com	54	55	34
Other	102	101	120

	$2,489	$2,466	$2,190

6.  Investment in Toys – Japan

We have accounted for our 48% ownership investment in the common stock of Toys “R” Us - Japan, Ltd. (“Toys - Japan”) on the “equity method” of accounting since the initial public offering of Toys- Japan in April 2000.  Toys - Japan operates as our licensee.  As part of the initial public offering, Toys - Japan issued 1.3 shares of common stock to the public at a price of 12,000 yen, or $113.95 per share.  In November 2001, the common stock of Toys - Japan split 3-for-1.  We account for the sale of subsidiaries’ stock by recognizing gains or losses for value received in excess of, or less than, our basis in such subsidiary.

At August 2, 2003, the quoted market value of our investment was $218, which exceeds the carrying value of the investment. The valuation represents a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale.  We are a guarantor of 80% of a 10 billion yen ($83) loan to Toys – Japan from third parties in Japan.  The loan has an annual rate of 6.47% and is due in 2012.

7.  Toysrus.com

Toysrus.com operates a co-branded toy and video game on-line store (Toysrus.com), a co-branded baby products on-line store (Babiesrus.com), and a co-branded learning products and information on-line store (Imaginarium.com) under a strategic alliance with Amazon.com.

Under this alliance, which expires in 2010, Toysrus.com and Amazon.com are responsible for specific aspects of the on-line stores.  Toysrus.com is responsible for merchandising, marketing and content for the co-branded stores, and also identifies, buys, owns and manages the inventory.  Amazon.com handles web site development, order fulfillment, customer service, and the housing of Toysrus.com’s inventory in Amazon.com’s U.S. distribution centers.

In addition, Toysrus.com also opened a personalized gifts for all ages on-line store (Giftsrus.com) in November 2002, which does not operate as part of the strategic alliance with Amazon.com.

We recognize revenue for Toysrus.com at the point in time when merchandise is shipped to customers, in accordance with the shipping terms (FOB shipping point) that exist under the agreement with Amazon.com.

8.  Cost of sales and selling, general and administrative expenses

The significant components of the line item “Cost of sales” include the cost to acquire merchandise from vendors; freight in; markdowns; provision for inventory shortages; and all discounts and allowances related to merchandise inventories.

The significant components of the line item “Selling, general and administrative expenses” include store payroll and related payroll benefits; rent and other store operating expenses; advertising expenses; cooperative advertising allowances prior to 2003; costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and other corporate-related expenses.

As a result of our implementation of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), vendor allowances of $39 for the second quarter of 2003 and $81 for the six months ended August 2, 2003 (representing substantially all cooperative advertising reimbursements) were not recorded as a reduction to SG&A.   These amounts have instead reduced the value of merchandise inventories and are recognized as a reduction of cost of sales when the related merchandise inventories are sold.  Of these amounts, $30 for the second quarter and $58 for the first six months of 2003 were applied to reduce cost of sales.

Prior year financial statements were not restated as part of the implementation of EITF 02-16. See the Note “Recent accounting pronouncements” and Management’s Discussion and Analysis of Results of Operations and Financial Condition for a further discussion of EITF 02-16.

9.  Long-term debt and issuance of common stock

In March 2003, we filed a “shelf” registration statement with the Securities and Exchange Commission, giving us the capability to sell up to $800 of debt securities that would be used to repay outstanding debt and for general corporate purposes.  In April 2003, we sold and issued $400 in notes bearing interest at a coupon rate of 7.875%, maturing on April 15, 2013.  The notes were sold at a price of 98.3%, resulting in an effective yield of 8.13%.  Simultaneously with the sale of the notes, we entered into interest rate swap agreements.  As a result of these swap agreements, interest will accrue at the rate of LIBOR plus 3.6%.  Interest is payable semi-annually commencing on October 15, 2003.  We plan to use the proceeds from these notes for the repayment of debt that will mature in the 2004 calendar year, and, pending such repayment, for working capital needs and other general corporate purposes. We plan to return to the debt markets later this year to cover the balance of our maturing obligations.

In May 2002, we completed public offerings of Toys “R” Us equity and equity-linked securities.  On that date, we issued 14.95 shares of common stock at a price of $17.65 per share and received net proceeds of $253.  Also on that date, we issued 8.1 equity security units with a stated amount of $50 per unit, and received net proceeds of $390.  Each security unit consists of a contract to purchase, for $50 per unit, a specified number of shares of Toys “R” Us common stock in August 2005, and a senior note due in 2007 with a principal amount of $50 per unit.  The fair value of the contract to purchase shares of Toys “R” Us common stock was estimated at $1.77 per equity security unit.  The fair value of the senior note was estimated at $48.23 per equity security unit.  Interest on the senior notes is payable quarterly at an initial rate of 6.25%, which commenced in August 2002.  The notes are expected to be remarketed in May 2005 at the then prevailing market interest rate for similar notes.  The proceeds allocated to the purchase contracts were recorded in stockholders’ equity on the condensed consolidated balance sheet.  The fair value of the senior notes is reflected as long-term debt on the condensed consolidated balance sheet.  The net proceeds from these public offerings were used to refinance short-term borrowings and for other general corporate purposes.

In March 2002, we refinanced a note payable originally due in 2005 and increased the amount outstanding to $160 from $100. This borrowing is repayable in semi-annual installments, with the final installment due on February 20, 2008. The effective cost of this borrowing is 2.23% and is secured by expected future cash flows from license fees due from Toys – Japan.

10.  Restructuring and other charges

In January 2002, we announced plans to reposition our business, and as part of this plan, we closed 27 non-Mission Possible format Toys “R” Us stores and closed 37 Kids “R” Us stores.  In conjunction with the Kids “R” Us store closings in most of these locations, we converted the nearest Toys “R” Us store into a Toys”R”Us/Kids”R”Us combo store.

As part of this plan, we eliminated approximately 1,700 staff positions in our stores and our headquarters.  In addition, these plans included the costs of consolidating five of our store support center facilities into our new headquarters in Wayne, New Jersey.

The costs associated with the facilities’ consolidation, elimination of positions, and other actions designed to improve efficiency in support functions were $79, of which $15 related to severance.  The costs associated with store closings were $73 for Kids ”R” Us and $85 for Toys “R” Us, of which $27 was recorded in cost of sales.  The fair values of the facilities to be consolidated and store closings were obtained from third party appraisals.  We also reversed $24 of previously accrued charges ($11 from the 1998 charge and $13 from the 1995 charge) that we determined to be no longer necessary. See below for further details regarding the reversal of these reserves.  Accordingly, based on these actions, we recorded $213 of pre-tax ($126 after-tax) restructuring and other charges in the fourth quarter of our fiscal year ending February 2, 2002.

Details on the components of the charges are as follows:

(In millions) Description	Reserve Balance at February 1, 2003	Utilized	Reserve Balance at August 2, 2003

Real estate and lease commitments
Store closings	$41	$8	$33
Store support center consolidation	39	-	39
Severance	5	4	1

Total remaining restructuring reserves	$85	$12	$73

We previously announced strategic initiatives to reposition our worldwide business and recorded related restructuring and other charges of $698 in 1998 and $396 in 1995 to complete these initiatives.  We have substantially completed all announced initiatives.  We reversed unused reserves of $10 in the fourth quarter of 2002, and also reversed unused reserves of $29 in 2001 and $11 in 2000, as these reserves were concluded to be no longer necessary.  We had $42 of reserves remaining at August 2, 2003, primarily for long-term lease commitments that we will utilize during the remainder of 2003 and thereafter.

We believe that remaining reserves at August 2, 2003 are reasonable estimates of what is required to complete all remaining initiatives.

11.  Credits and allowances received from vendors

We receive credits and allowances from vendors that are related to formal agreements negotiated with such vendors.  These credits and allowances are predominantly for cooperative advertising, promotions, and volume related purchases.  We account for credits and allowances, including all advertising allowances, beginning in 2003 as a reduction of product cost in accordance with the provisions of EITF 02-16.  Thus, we recognize as a reduction to cost of sales those credits and allowances that are related directly to inventory purchases, as inventory is sold.  All cooperative advertising allowances related to arrangements entered into prior to 2003 offset the costs of cooperative advertising and were included in selling, general and administrative expenses in the period that the related advertising expense was recognized.

12.  Segments

Information related to our various segments is as follows:

As previously discussed, our 2003 financial statements have been impacted by the implementation of EITF 02-16.  Our Toys “R” Us – U.S. division’s operating results had the greatest impact from the implementation of EITF 02-16.  Refer to the Management’s Discussion and Analysis of Results of Operations and Financial Condition for more details on the impact of implementing EITF 02-16.

	Quarter Ended		Six Months Ended

	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net sales
Toys “R” Us – U.S.	$1,141	$1,191	$2,311	$2,393
Toys “R” Us – International	441	370	825	677
Babies “R” Us	435	384	891	797
Toysrus.com (1)	51	42	110	88
Kids “R” Us	70	83	171	210

Total net sales	$2,138	$2,070	$4,308	$4,165

Operating earnings / (loss)
Toys “R” Us – U.S.	$10	$24	$25	$49
Toys “R” Us – International	4	4	(7)	(10)
Babies “R” Us	46	37	103	86
Toysrus.com, net of minority interest (1)	(8)	(14)	(16)	(28)
Other (2)	(37)	(48)	(72)	(72)

Operating earnings	15	3	33	25
Interest expense, net	32	30	61	58

Loss before income taxes	$(17)	$(27)	$(28)	$(33)

        (1)  Includes Toysrus.com - Japan

        (2)  Includes corporate expenses, the operating results of the Kids “R” Us division and the equity in the net earnings of
             Toys - Japan.

13.  Derivative Instruments and Hedging Activities

We are exposed to market risk from potential changes in interest and foreign exchange rates.  We continue to regularly evaluate and take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge a variety of risk exposures including interest rate and currency risks.  We enter into forward exchange contracts to minimize and manage the currency risks related to our import merchandise purchase program.  We enter into interest rate swaps to manage interest rate risk and strive to achieve what we believe is an acceptable balance between fixed and variable rate debt.  We increased the carrying amount of our long-term debt by $129 as of August 2, 2003, representing the fair value of debt in excess of the carrying amount on that date.

Also at August 2, 2003, we recorded derivative assets of $143 and derivative liabilities of $33, representing the fair value of these derivatives on that date. The derivative assets are reflected on the condensed consolidated balance sheet as part of  “Other assets.”  The derivative liabilities are reflected on the condensed consolidated balance sheet as part of  “Other liabilities.”

We did not realize any material gains or losses related to these transactions for any of the periods presented.  Accordingly, non-cash changes in assets, liabilities and equity have been excluded from the consolidated statements of cash flows presented.

14.  Recent accounting pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150).  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not believe the adoption of FAS No. 150 will have a material impact on our consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (FAS No. 149).  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The provisions of this Statement are effective for all derivatives and hedging activity that we enter into after June 30, 2003.  The adoption of this Statement had no impact on our consolidated financial statements.

In 2002, the FASB Emerging Issues Task Force issued EITF 02-16, which considers vendor allowances as a reduction to the price of a vendor’s product that should be recognized as a reduction of cost of sales as merchandise is sold.  Advertising allowances that are received for specific, identifiable and incremental costs are considered a reduction of advertising expenses and, as such, are recognized as a reduction of SG&A.  The provisions of EITF 02-16 are effective for all new arrangements, or modifications to existing arrangements, beginning after December 31, 2002. Effective with the first quarter of 2003, we consider all cooperative advertising arrangements to be a reduction of product cost because the costs of tracking actual advertising costs by vendor to meet these criteria would exceed the benefit.  The implementation of the provisions of EITF 02-16 unfavorably impacted our second quarter 2003 results by $9 ($6, net of tax), or by $0.03 per diluted share, and the six-month period ended August 2, 2003 by $23 ($15, net of tax), or by $0.07 per diluted share.  The implementation of the provisions of EITF 02-16 had no impact on our consolidated statement of cash flows.  Prior year financial statements have not been restated as part of the adoption of EITF 02-16, since the provisions of EITF do not permit restatement.

In its March 20, 2003 meeting minutes, the Task Force modified the transition provisions for the consensus in Issue 1 of EITF 02-16 to only permit companies with January 31 fiscal year-ends to adopt the consensus through a cumulative effect in their 2002 fiscal year, provided that they had not yet issued their 2002 financial statements.  However, we had released our 2002 financial results on March 5, 2003 before the EITF modifications to the transition rules and, therefore, it was not practicable for us to adopt the consensus through a cumulative effect at the beginning of 2002.  Therefore, the implementation of EITF 02-16 will continue to impact our quarterly results throughout 2003.  Refer to the Management’s Discussion and Analysis of Results of Operations and Financial Condition for more details on the impact of implementing EITF 02-16.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires the consolidation of entities that are controlled by a company through interests other than voting interests.  Under the requirements of this interpretation, an entity that maintains a majority of the risks or rewards associated with Variable Interest Entities (VIEs), known as Special Purpose Entities, is effectively in the same position as the parent in a parent-subsidiary relationship.  Disclosure requirements of VIEs are effective in all financial statements issued after January 31, 2003.  The consolidation requirements apply to all VIEs created after January 31, 2003.  FIN 46 requires public companies to apply the consolidation requirements to VIEs that existed prior to February 1, 2003 and remained in existence as of the beginning of annual or interim periods beginning after June 15, 2003.  We lease our new corporate headquarters facility, located in Wayne, New Jersey, from unrelated third parties arranged by a multi-purpose real estate investment company that we do not control.  In addition, we do not have the majority of the associated risks or rewards.  Accordingly, we believe that FIN 46 will have no impact on the accounting for the synthetic lease for this facility.  The synthetic lease is detailed in the note entitled “Leases” included in the notes to consolidated financial statements filed with our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.  The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which imposes new disclosure and liability-recognition requirements for financial guarantees, performance guarantees, indemnifications and indirect guarantees of the indebtedness of others.  FIN 45 requires certain guarantees to be recorded at fair value.  This treatment is different from previous practice, where a liability would be typically recorded only when a loss was probable and reasonably estimable.  The initial recognition and initial measurements provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  FIN 45 also requires additional disclosures, even when the likelihood of making any payments under the guarantee is remote.  The disclosure requirements are effective for interim and annual periods after December 15, 2002.  The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3).

The fundamental difference between SFAS No. 146 and EITF 94-3 is the requirement that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan, which by itself, does not create an obligation that meets the definition of a liability.  SFAS No. 146 also establishes that the initial measurement of a liability be recorded at fair value.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

(Amounts in millions, except per share data and as noted)

Back_to_Index

Results of Operations

Comparison of second quarter ended August 2, 2003 to second quarter ended August 3, 2002 and comparison of six months ended August 2, 2003 to six months ended August 3, 2002

Consolidated net loss for the quarter ended August 2, 2003 was $11, or $0.05 per share versus a net loss of $17, or $0.08 per share for the prior year quarter.  For the six-month period, our consolidated loss was $18, or $0.08 per share as compared to a consolidated loss of $21, or $0.10 per share for the prior year.  Our 2003 financial statements have been impacted by the implementation of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16).  Under this guidance, it is presumed that amounts received from vendors should be considered a reduction of product cost, unless certain restrictive provisions are met. EITF 02-16 was effective for all new arrangements, and modifications to existing arrangements, entered into after December 31, 2002.  Effective with the first quarter of 2003, we consider all cooperative advertising arrangements to be a reduction of product cost because the costs of tracking actual advertising costs by vendor to meet these criteria would exceed the benefit. Our accounting policy for promotional and volume related allowances was already consistent with the new EITF 02-16 guidelines and, therefore, did not require revision. The implementation of the provisions of EITF 02-16 unfavorably impacted our second quarter 2003 reported results by $9 ($6, net of tax), or by $0.03 per diluted share, and unfavorably impacted the six-month period ended August 2, 2003 by $23 ($15, net of tax), or $0.07 per share but had no impact on our cash flows for the second quarter or six-month period of 2003.  Our prior year financial statements have not been restated as part of the adoption of EITF 02-16, since the provisions of EITF 02-16 do not permit restatement.

In its March 20, 2003 meeting minutes, the Task Force modified the transition provisions for the consensus in Issue 1 of EITF 02-16 to only permit companies with January 31 fiscal year-ends to adopt the consensus through a cumulative effect in their 2002 fiscal year, provided that they had not yet issued their 2002 financial statements.  However, we had released our 2002 financial results on March 5, 2003 before the EITF modifications to the transition rules and, therefore, it was not practicable for us to adopt the consensus through a cumulative effect at the beginning of 2002.  If the company had been able to make a cumulative EITF 02-16 adjustment in 2002, as did many companies with fiscal year-ends other than January 31st, the cumulative adjustment would have been $40 ($25 after tax), and the impact on operating earnings for the full year 2002 would have been insignificant.

The 2003 presentation of our consolidated statements of operations has been impacted by the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”  To help investors better understand how this impacted our results, we have adjusted our 2003 results, as reported, to a non-GAAP presentation to be comparable with our 2002 results, as previously reported:

	QUARTER ENDED

	August 2, 2003, as reported	Adjustments	August 2, 2003, excluding impact of EITF 02-16	August 3, 2002, as reported

Net sales	$2,138	$-	$2,138	$2,070
Cost of sales	1,401	30	1,431	1,400

Gross margin	737	(30)	707	670
Selling, general and administrative expenses	641	(39)	602	590
Depreciation and amortization	81	-	81	77

Total operating expenses	722	(39)	683	667

Operating earnings	15	9	24	3
Interest expense – net	32	-	32	30

Loss before income taxes	(17)	9	(8)	(27)
Income taxes	(6)	3	(3)	(10)

Net loss	$(11)	$6	$(5)	(17)

Basic and diluted loss per share	$(0.05)	$0.03	$(0.02)	$(0.08)

Average basic and diluted shares outstanding	213.3		213.3	208.6

	SIX MONTHS ENDED

	August 2, 2003, as reported	Adjustments	August 2, 2003, excluding impact of EITF 02-16	August 3, 2002, as reported

Net sales	$4,308	$-	$4,308	$4,165
Cost of sales	2,821	58	2,879	2,813

Gross margin	1,487	(58)	1,429	1,352
Selling, general and administrative expenses	1,293	(81)	1,212	1,171
Depreciation and amortization	161	-	161	156

Total operating expenses	1,454	(81)	1,373	1,327

Operating earnings	33	23	56	25
Interest expense – net	61	-	61	58

Loss before income taxes	(28)	23	(5)	(33)
Income taxes	(10)	8	(2)	(12)

Net loss	$(18)	$15	$(3)	(21)

Basic and diluted loss per share	$(0.08)	$0.07	$(0.01)	$(0.10)

Average basic and diluted shares outstanding	213.1		213.1	202.8

The 2003 presentation of our segment information has been impacted by the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”  To help investors better understand how this impacted each segment’s results, we have adjusted our 2003 segment results, as reported, to a non-GAAP presentation to be comparable with our 2002 results, as previously reported:

	QUARTER ENDED

	August 2, 2003, as reported	Adjustments	August 2, 2003, excluding impact of EITF 02-16	August 3, 2002, as reported

Net sales
Toys “R” Us – U.S.	$1,141		$1,141	$1,191
Toys “R” Us – International	441		441	370
Babies “R” Us	435		435	384
Toysrus.com (1)	51		51	42
Kids “R” Us	70		70	83

Total	$2,138		$2,138	$2,070

Operating earnings / (loss)
Toys “R” Us – U.S.	$10	$9	$19	$24
Toys “R” Us – International	4	-	4	4
Babies “R” Us	46	-	46	37
Toysrus.com net of minority interest (1)	(8)	-	(8)	(14)
Other (2)	(37)	-	(37)	(48)

Operating earnings	$15	$9	$24	$3
Interest expense, net	32	-	32	30

Loss before income taxes	$(17)	$9	$(8)	$(27)

        (1)  Includes Toysrus.com- Japan.

        (2)  Includes corporate expenses, the operating results of the Kids “R” Us division and the equity in net earnings of
              Toys - Japan.

	SIX MONTHS ENDED

	August 2, 2003, as reported	Adjustments	August 2, 2003, excluding impact of EITF 02-16	August 3, 2002, as reported

Net sales
Toys “R” Us – U.S.	$2,311		$2,311	$2,393
Toys “R” Us – International	825		825	677
Babies “R” Us	891		891	797
Toysrus.com (1)	110		110	88
Kids “R” Us	171		171	210

Total	$4,308		$4,308	$4,165

Operating earnings / (loss)
Toys “R” Us – U.S.	$25	$18	$43	$49
Toys “R” Us – International	(7)	3	(4)	(10)
Babies “R” Us	103	2	105	86
Toysrus.com net of minority interest (1)	(16)	-	(16)	(28)
Other (2)	(72)	-	(72)	(72)

Operating earnings	$33	$23	$56	$25
Interest expense, net	61	-	61	58

Loss before income taxes	$(28)	$23	$(5)	$(33)

        (1)  Includes Toysrus.com- Japan.

        (2)  Includes corporate expenses, the operating results of the Kids “R” Us division and the equity in net earnings of
              Toys - Japan.

Consolidated net sales were $2.14 billion for the second quarter of 2003 versus $2.07 billion for the second quarter of 2002, a 3.3% increase in U.S. dollars and a 0.6% increase after excluding the impact of currency translation.  Consolidated net sales were $4.31 billion for the six months ended August 2, 2003, up 3.4% (0.8% excluding currency translation) from the prior year’s $4.17 billion.  Consolidated comparable store sales, in local currencies, increased 0.2% for the second quarter of 2003 and 0.3% for the six-month period.  Total net sales for the Toys “R” Us – U.S. division decreased 4.2% for the second quarter and decreased 3.4% for the first six months of 2003.  Comparable store sales for the Toys “R” Us – U.S. division decreased 2.4% during the quarter primarily due to our video game business, which declined 18% from the prior year quarter.  Total net sales for the Babies “R” Us division increased 13.3% for the quarter, primarily driven by the opening of five new stores during the first half of the year and nine stores that opened after the second quarter in fiscal 2002, as well as a 4.2% comparable store sales increase for the quarter.  For the first six months of 2003, total net sales for the Babies “R” Us division increased by 11.8% and comparable store sales increased by 2.7%.  Internationally, comparable store sales, on a local currency basis, increased 4.2% for the second quarter, primarily due to strong performances in Central Europe and Spain, which reported comparable store increases, in local currencies, of 10.4% and 9.7%, respectively during the second quarter of 2003.  The positive results in our international operations reflect the implementation of many of our U.S. toy store strategies, including the addition of Babies “R” Us shops and our continued focus to improve the shopping experience of our international guests.  Toysrus.com reported net sales of $51 for the second quarter of 2003, up 21.4% from 2002 sales of $42.  The Kids “R” Us business reported a 9.1% comparable store sales decline for the second quarter of 2003, and total sales for the second quarter and the six months ended August 2, 2003 were $70, and $171 respectively, down from $83 and $210, respectively for 2002.  The closing of 37 Kids “R” Us stores during 2002 as part of a restructuring initiative announced in January 2002 along with the comparable store sales decline led to the decline in total sales.

We record the costs associated with operating our distribution network as a part of consolidated selling, general and administrative expenses (SG&A), including those costs that primarily relate to moving merchandise fromdistribution centers to stores.  Therefore, our consolidated gross margin may not be comparable to some other retailers that include similar costs in their cost of sales.  Credits and allowances received from vendors that are netted against our consolidated cost of sales have a positive impact on our consolidated gross margin.  Consolidated gross margin, as a percentage of sales, increased by 2.1 percentage points to 34.5% during the second quarter of 2003.  For the six months ended August 2, 2003 consolidated gross margin increased by 2.0 percentage points to 34.5%.  The impact of the changes in presentation in accordance with EITF 02-16 represented 1.4 percentage points of the increases in consolidated gross margin for the quarter and the six-month period.  The remaining increases in consolidated gross margin were primarily attributable to the 18% decline in our domestic video game business, which is a lower margin business relative to our other merchandise categories.  Gross margin for the Toys “R” Us – U.S. division increased by 2.5 percentage points to 33.7% during the second quarter.  Of this increase, 1.6 percentage points is due to the impact of the implementation of EITF 02-16 and the remaining increase is primarily attributable to the decline in the lower margin video game business discussed above.  For the six-month period, gross margin increased by 2.3 percentage points to 33.6%.  Of this increase, 1.4 percentage points is attributable to the implementation of EITF 02-16 and the balance of the increase is primarily due to the decline in the video business discussed above.  Gross margin in the Babies “R” Us division increased by 1.2 percentage points to 35.8% in the second quarter of 2003 and increased by 1.6 percentage points to 36.4% for the first six months of 2003.  Of these increases, 0.7 and 0.8 percentage points for the quarter and the six-month period, respectively were attributable to the implementation of EITF 02-16, with the remaining increases primarily a result of continued expansion of exclusive product offerings and favorable shifts in the merchandise mix.

Gross margin for the International division increased by 2.6 percentage points to 36.3% for the second quarter of 2003.  Of this increase, 1.9 percentage points relates to the implementation of EITF 02-16, with the remaining increase primarily attributable to a reduction in the lower margin video game business.  For the six-month period, gross margin for the International division increased by 2.8 percentage points to 36.0%, primarily due to the implementation of EITF 02-16 which accounted for 2.3 percentage points of the fluctuation.

Consolidated SG&A, as a percentage of sales, increased 1.5 percentage points to 30.0% for the second quarter of 2003.  The impact of the adoption of EITF 02-16 increased our consolidated SG&A by 1.8percentage points for the second quarter of 2003 as compared to 2002.  The offsetting 0.3percentage point net decrease in SG&A was primarily attributable to our continued focus on expense control.  On a year-to-date basis, consolidated SG&A increased 1.9 percentage points to 30.0% due to the implementation of EITF 02-16.  SG&A for the Toys “R” Us – U.S. division increased by 3.3 percentage points to 28.9% in the second quarter of 2003, primarily due to the implementation of EITF 02-16, which accounted for 2.3percentage points of the increase.  The remaining 1.0 percentage point increase is primarily due to the effects of the decline in sales.  SG&A for the Babies “R” Us division increased by 0.3percentage points to 23.7% for the second quarter of 2003.  The implementation of EITF 02-16 increased SG&A by 0.7 percentage points, and wasoffset by a decrease of 0.4 percentage points.  SG&A for the Toys “R” Us – International division increased by 1.8 percentage points to 31.3% for the second quarter, primarily due to a 2.0 percentage point impact resulting from the implementation of EITF 02-16.  On a year-to-date basis, SG&A increased by 3.1 percentage points for the Toys “R Us - U.S. division, 1.5 percentage points for the International division and 0.9 percentage points for the Babies “R” Us division.  These increases were driven primarily by the implementation of EITF 02-16.

Depreciation and amortization increased by $4 to $81 for the second quarter and increased $5 to $161 for six months ended August 2, 2003, respectively.  The lessening of the rates of increases in depreciation and amortization relative to historical trends corresponds to the reduction of amounts spent on capital expenditures in the current fiscal year.

Interest expense, net of interest income, increased by $2 to $32 for the quarter and increased $3 to $61 for the six months ended August 2, 2003, respectively, primarily due to the increase in net borrowings of $376 for the first six months of 2003. See the Notes to Condensed Consolidated Financial Statements and the Financial Condition section below for further details on long-term borrowings.

Foreign currency translation had a $1 unfavorable impact on our consolidated net loss for the second quarter and a $3 unfavorable impact on our consolidated net loss for the six months ended August 2, 2003.

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

The costs associated with the facilities’ consolidation, elimination of positions, and other actions designed to improve efficiency in support functions were $79, of which $15 related to severance.  The costs associated with store closings were $73 for Kids “R” Us and $85 for Toys “R” Us, of which $27 was recorded in cost of sales.

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

The subsequent utilization and remaining reserve balances are as follows:

(In millions) Description	Reserve Balance at February 1, 2003	Utilized	Reserve Balance at August 2, 2003

Real estate and lease commitments
Store closings	$41	$8	$33
Store support center consolidation	39	-	39
Severance	5	4	1

Total remaining restructuring reserves	$85	$12	$73

We previously announced strategic initiatives to reposition our worldwide business and recorded related restructuring and other charges of $698 in 1998 and $396 in 1995 to complete these initiatives.  We have substantially completed all announced initiatives.  We reversed unused reserves of $10 in the fourth quarter of 2002, and also reversed unused reserves of $29 in 2001 and $11 in 2000, as these reserves were concluded to be no longer necessary.   We had $42 of reserves remaining at August 2, 2003, primarily for long-term lease commitments that will be utilized in 2003 and thereafter.  The increase in remaining reserves from our fiscal year end is primarily the result of foreign exchange fluctuations.  We believe that the remaining reserves at August 2, 2003 are reasonable estimates of what is required to complete all remaining initiatives.

Financial Condition

By the end of fiscal 2003, we expect to operate approximately 1,637 stores, consisting of: 682 toy stores in the United States; 576 International stores (including 281 licensed and franchised stores); 142 Kids “R” Us stores; 198 Babies “R” Us stores; 35 Imaginarium stores; and 4 Geoffrey stores.  In addition, Toysrus.com sells merchandise through Internet sites at www.toysrus.com, www.babiesrus.com, www.imaginarium.com, and www.giftsrus.com.

In March 2003, we filed a “shelf” registration statement with the Securities and Exchange Commission, giving us the capability to sell up to an aggregate principal amount of $800 of debt securities that would be used to repay outstanding debt and for general corporate purposes.  In April 2003, we sold and issued an aggregate principal amount of $400 in notes bearing interest at a coupon rate of 7.875% maturing on April 15, 2013.  The notes were sold at a price of 98.3%, resulting in an effective yield of 8.13%.  Simultaneously with the sale of the notes, we entered into interest rate swap agreements.  As a result of these swap agreements, interest will accrue at the rate of LIBOR plus 3.6%.  Interest is payable semi-annually commencing on October 15, 2003.  We plan to use the proceeds from these notes for the repayment of indebtedness maturing in the 2004 calendar year and, pending such repayment, for working capital needs and other general corporate purposes.  We plan to return to the debt markets later this year to cover the balance of our maturing obligations.

We have $885 in unsecured committed revolving credit facilities from a syndicate of financial institutions.  These credit facilities consist of a $685 facility expiring September 2006 and a $200 facility expiring on May 20, 2004.  As of August 2, 2003, all of the facility expiring September 2006 and all of the facility expiring on May 20, 2004 were available for seasonal borrowings and to support our domestic commercial paper borrowings.  Additionally, we have lines of credit with various banks to meet certain of the short-term financing needs of our foreign subsidiaries.  Cash requirements for operations and investing activities will be met primarily through operating activities and utilization of our unsecured committed revolving credit facilities.

For 2003, capital requirements for our expansion plans, as well as other capital requirements are estimated to be roughly in-line with our anticipated depreciation expense of approximately $330.

Our net cash used in operating activities was $386 for the first six months of 2003 versus $379 for the first six months of 2002.  The increase in net cash used in operations is primarily due to an increase in cash used for the payment of accounts payable, partially offset by lower cash needs to fund operating losses.

Net borrowings were $376 for the first six months of 2003, as compared with net borrowings of $511 for the first six months of 2002.  This decrease in net borrowings is primarily due to the reduction of cash required for operations and capital investments in the first six months coupled with the increase in available cash at the beginning of 2003 as compared with 2002.

Standard & Poor’s currently rates our long-term debt and commercial paper “BBB-/A-3” with a stable outlook.  Moody’s currently rates our long-term debt and commercial paper “Baa3/P-3” with a negative outlook.  We continue to be confident in our ability to refinance maturing debt, as well as finance our current business needs.

We did not purchase any shares through our share repurchase program during the first six months of 2003 or for the full year of fiscal 2002.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150).  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not believe the adoption of SFAS 150 will have a material impact on our consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (FAS No. 149).  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The provisions of this Statement are effective for all derivatives and hedging activity that we enter into after June 30, 2003.  The adoption of this Statement had no impact on our consolidated financial statements.

In 2002, the FASB Emerging Issues Task Force issued EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16).  EITF 02-16 considers vendor allowances as a reduction in the price of a vendor’s product that should be recognized as a reduction of product cost.  Advertising allowances that are received for specific, identifiable and incremental costs are considered a reduction of advertising expenses and, as such, are recognized as a reduction of SG&A.

The provisions of EITF 02-16 are effective for all new arrangements, or modifications to existing arrangements, beginning after December 31, 2002. Effective with the first quarter of 2003, we consider all cooperative advertising arrangements to be a reduction of cost of sales, because the costs of tracking actual advertising costs by vendor to meet these criteria would exceed the benefit.  The implementation of the provisions of EITF 02-16 unfavorably impacted our second quarter 2003 results by $9 ($6, net of tax), or by $0.03 per diluted share.  For the six-month period ended August 2, 2003 the implementation of EITF 02-16 unfavorably impacted our year-to-date results by $23 ($15, net of tax), or by $0.07 per diluted share.   The implementation of the provisions of EITF 02-16 had no impact on our consolidated statement of cash flows.  Prior year financial statements were not restated as part of the adoption of EITF 02-16, since the provisions of EITF 02-16 do not permit restatement.

In its March 20, 2003 meeting minutes, the Task Force modified the transition provisions for the consensus in Issue 1 of EITF 02-16 to only permit companies with January 31 fiscal year- ends to adopt the consensus through a cumulative effect in their 2002 fiscal year, provided that they had not yet issued their 2002 financial statements.  By adopting the consensus through a cumulative effect, operating results for the period of adoption, as well as subsequent periods, would not be impacted by an initial adjustment.  However, we released our 2002 financial results on March 5, 2003 before the EITF modifications to the transition rules, and therefore it was not practicable for us to adopt the consensus through a cumulative effect at the beginning of 2002.  Refer to the previous tabular analysis in this Management’s Discussion and Analysis of Results of Operations and Financial Condition for more details on the impact of implementing EITF 02-16.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which will require the consolidation of entities that are controlled by a company through interests other than voting interests.  Under the requirements of this interpretation, an entity that maintains a majority of the risks or rewards associated with Variable Interest Entities (VIEs), commonly known as special purpose entities, is effectively in the same position as the parent in a parent-subsidiary relationship.  Disclosure requirements of VIEs are effective in all financial statements issued after January 31, 2003.  The consolidation requirements apply to all VIEs created after January 31, 2003.  FIN 46 requires public companies to apply the consolidation requirements to VIEs that existed prior to February 1, 2003 and remained in existence as of the beginning of annual or interim periods beginning after June 15, 2003.  Our new corporate headquarters facility, located in Wayne, New Jersey, is leased from unrelated third parties, arranged by a multi-purpose real estate investment company that we do not control.  In addition, we do not have the majority of the associated risks or rewards.   Accordingly, we believe that FIN 46 will have no impact on the accounting for this synthetic lease.  The synthetic lease is detailed in the note entitled “Leases” included in our notes to consolidated financial statements filed with our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.  The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which imposes new disclosure and liability-recognition requirements for financial guarantees, performance guarantees, indemnifications and indirect guarantees of the indebtedness of others.  FIN 45 requires certain guarantees to be recorded at fair value.  This treatment is different from previous practice, where a liability would be typically recorded only when a loss was probable and reasonably estimable.  The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  FIN 45 also requires additional disclosures even when the likelihood of making any payments under the guarantee is remote.  The disclosure requirements are effective for interim and annual periods after December 15, 2002.  The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3).

The fundamental difference between SFAS No. 146 and EITF 94-3 is the requirement that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan, which by itself, does not create an obligation that meets the definition of a liability.  SFAS No. 146 also establishes that the initial measurement of a liability be recorded at fair value.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  We believe that adoption of this pronouncement will not have a material impact on our consolidated financial statements.

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

Back_to_Index

Item 3. Quantitative and Qualitative Disclosure of Market Risk

We are exposed to market risk from potential changes in interest rates and foreign exchange rates.  Our market risks at August 2, 2003 are similar to those disclosed in Item 7a of our Form 10-K for the year ended February 1, 2003 and we continue to regularly evaluate these risks and continue to take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge a variety of risk exposures including interest rate and currency risks.

Back_to_Index

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures.  As of August 2, 2003, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our SEC periodic reports.

(b) Internal Controls Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Securities Holders
The company’s annual meeting of stockholders was held on June 4, 2003.

At the meeting, the stockholders elected for one-year terms all persons nominated for directors as set forth in the company’s Proxy Statement, dated April 30, 2003.

The following table sets forth the vote of the stockholders with respect to the election of directors:

Votes For

		Votes Withheld

RoAnn Costin	188,505,573	5,847,893
John H. Eyler, Jr.	189,939,486	4,413,980
Roger N. Farah	191,060,779	3,292,687
Peter A. Georgescu	189,314,385	5,039,081
Calvin Hill	191,038,109	3,315,357
Nancy Karch	186,964,973	7,388,493
Norman S. Matthews	189,289,251	5,064,215
Arthur B. Newman	186,845,950	7,507,516
Cinda A. Hallman	185,216,156	9,137,310

The following table sets forth the vote of the stockholders with respect to the re-approval of the Amended and Restated Toys “R” Us, Inc. Management Incentive Compensation Plan:

For

Against

Abstaining

180,225,759	12,749,725	1,378,072

Item 5. Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Form 8-B filed on January 3, 1996 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended May 3, 2003, filed on June 16, 2003 and incorporated herein by reference).
4.1	Form of 7.875% Notes due 2013 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2003 and incorporated herein by reference).
4.2

Amendment No. 3, dated as of May 22, 2003 to the 364 Day Credit Agreement, dated as of September 19, 2001, among the company, the Lenders party thereto, Citibank, N.A., JPMorgan Chase Bank and Barclays Bank PLC, as Co-Syndication Agents, Credit Suisse First Boston, Cayman Islands Branch, Wachovia Bank, National Association, and Société Générale, as Co-Documentation Agents, and The Bank of New York, as Administrative Agent. (filed as Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended May 3, 2003, filed on June 16, 2003 and incorporated herein by reference).

12.1	Statement re computation of ratios.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 9, 2003, we filed a Current Report on Form 8-K reporting the election of Richard Markee as Vice Chairman of the Company and President of Toys “R” Us – U.S. and the election of Deborah Derby as Executive Vice President – Human Resources.

On May 19, 2003, we filed a Current Report on Form 8-K containing our press release announcing our results for the first quarter ended May 3, 2003.

SIGNATURES

Back_to_Index

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.

(Registrant)

Date: September 12, 2003	/s/ Louis Lipschitz

Louis Lipschitz
Executive Vice President - Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Form 8-B filed on January 3, 1996 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended May 3, 2003, filed on June 16, 2003 and incorporated herein by reference).
4.1	Form of 7.875% Notes due 2013 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2003 and incorporated herein by reference).
4.2

Amendment No. 3, dated as of May 22, 2003 to the 364 Day Credit Agreement, dated as of September 19, 2001, among the company, the Lenders party thereto, Citibank, N.A., JPMorgan Chase Bank and Barclays Bank PLC, as Co-Syndication Agents, Credit Suisse First Boston, Cayman Islands Branch, Wachovia Bank, National Association, and Société Générale, as Co-Documentation Agents, and The Bank of New York, as Administrative Agent. (filed as Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended May 3, 2003, filed on June 16, 2003 and incorporated herein by reference).

12.1	Statement re computation of ratios
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.