Form 10-Q
period 2003-12-12
TOYS R US INC
filed 2003-12-12
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2
of the Exchange Act)  Yes  X     No        .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

213,480,572 shares of common stock were outstanding as of November 28, 2003.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements                                                                                                       Back_to_Index

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)
	November 1, 2003	November 2, 2002	February 1, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$961	$429	$1,023
Restricted cash	49	-	60
Accounts and other receivables	131	151	202
Merchandise inventories	3,600	3,541	2,190
Other current assets	111	115	85

Total current assets	4,852	4,236	3,560

Property and equipment, net	4,751	4,699	4,763
Goodwill, net	348	348	348
Other assets	744	621	726

	$10,695	$9,904	$9,397

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$-	$495	$-
Accounts payable	1,727	1,755	896
Accrued expenses and other current liabilities	572	558	824
Income taxes payable	215	281	279
Current portion of long-term debt	967	31	379

Total current liabilities	3,481	3,120	2,378

Long-term debt	2,311	2,375	2,139
Deferred income taxes	545	396	545
Other non-current liabilities	307	302	292

Minority interest in Toysrus.com	10	15	13

Stockholders’ equity	4,041	3,696	4,030

	$10,695	$9,904	$9,397

See accompanying notes to condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Quarter Ended		Nine Months Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net sales	$2,321	$2,271	$6,629	$6,436
Cost of sales	1,541	1,549	4,362	4,362

Gross margin	780	722	2,267	2,074

Selling, general and administrative expenses	732	658	2,025	1,829
Depreciation and amortization	78	80	239	236

Total operating expenses	810	738	2,264	2,065

Operating (loss) / earnings	(30)	(16)	3	9

Interest expense – net	(33)	(29)	(94)	(87)
Gain from sale of Toysrus.com - Japan	3	-	3	-

Loss before income taxes	(60)	(45)	(88)	(78)

Income tax benefit	(22)	(17)	(32)	(29)

Net loss	$(38)	$(28)	$(56)	$(49)

Basic and diluted loss per share	$(0.18)	$(0.13)	$(0.26)	$(0.24)

Weighted average basic and diluted shares outstanding	213.4	212.3	213.2	206.0

See accompanying notes to condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended

	November 1, 2003	November 2, 2002

Cash Flows from Operating Activities:
Net loss	$(56)	$(49)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239	236
Other	(6)	(15)
Changes in operating assets and liabilities:
Merchandise inventories	(1,378)	(1,470)
Other operating assets	61	20
Accounts payable	835	877
Accrued expenses and other liabilities	(266)	(189)
Income taxes payable	(61)	(88)

Net cash used by operating activities	(632)	(678)

Cash Flows from Investing Activities:
Capital expenditures, net	(161)	(304)
Reduction in cash due to deconsolidation of Toysrus.com - Japan	(1)	-

Net cash used by investing activities	(162)	(304)

Cash Flows from Financing Activities:
Short-term borrowings, net	-	495
Long-term debt borrowings	792	548
Long-term debt repayment	(29)	(145)
Proceeds from issuance of stock and contracts to purchase stock	-	266

Net cash provided by financing activities	763	1,164

Effect of exchange rate changes on cash and cash equivalents	(31)	(36)

Cash and cash equivalents:
Net (decrease) / increase during period	(62)	146
Cash and cash equivalents beginning of period	1,023	283

Cash and cash equivalents end of period	$961	$429

Supplemental disclosures of cash flow information:
Net income taxes paid	$12	$28

Interest paid	$102	$84

See accompanying notes to condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in millions, except per share data and as noted)

Back_to_Index

1.  Basis of presentation

As used herein, “the company,” “we,” “our,” and similar terms refer to Toys “R” Us, Inc. and its subsidiaries, unless the context indicates otherwise.  Our interim condensed consolidated financial statements are unaudited and are subject to year-end adjustments. However, in our opinion, all known adjustments (which consist primarily of normal recurring accruals and estimates that impact the carrying values of assets and liabilities) have been made and the interim financial statements present fairly the consolidated financial condition and operating results for the unaudited periods.  However, ultimate outcomes could materially differ from our estimates. Because of the seasonal nature of our business, results for interim periods are not indicative of results to be expected for a full fiscal year.

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

	For the Quarter Ended		For the Nine Months Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2 2002

Net loss – as reported	$(38)	$(28)	$(56)	$(49)
Net loss – pro forma	$(46)	$(40)	$(84)	$(81)
Basic and diluted loss per share – as reported	$(0.18)	$(0.13)	$(0.26)	$(0.24)
Basic and diluted loss per share – pro forma	$(0.22)	$(0.19)	$(0.39)	$(0.39)

The weighted-average fair value at the date of grant for options granted in the first nine months of 2003 and 2002 was $2.84 per option and $6.44 per option, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

As there were a number of options granted during the quarters and nine-month periods ended November 1, 2003 and November 2, 2002, a range of assumptions are provided below:

	For the Quarter Ended		For the Nine Months Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2 2002

Expected stock price volatility	0.493 – 0.528	0.407 – 0.445	0.481 – 0.548	0.407 – 0.445
Risk-free interest rate	2.8% - 3.4%	2.7% - 3.3%	2.3% - 3.4%	2.7% - 5.0%
Weighted average expected life of options	5 years	5 years	5 years	5 years

The effects of applying SFAS 123 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

3.  Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

4.  Comprehensive income

Comprehensive income includes net income / (loss), foreign currency translation adjustments, and unrealized gains or losses on hedged transactions, which are reported separately on the Consolidated Statements of Stockholders’ Equity in our Annual Report on Form 10-K.

	For the Quarter Ended		For the Nine Months Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net loss	$(38)	$(28)	$(56)	$(49)
Foreign currency translation adjustments	28	1	39	51
Unrealized loss on hedged transactions	(3)	(2)	(2)	(11)

Comprehensive loss	$(13)	$(29)	$(19)	$(9)

Note: All amounts above are shown net of tax.

5.  Merchandise inventories

Merchandise inventory for our domestic stores, excluding apparel, is stated at the lower of LIFO (Last-In, First Out) cost or market.  If inventories had been valued at the lower of FIFO (First-In, First-Out) cost or market, inventories would show no change at November 1, 2003, November 2, 2002 or February 1, 2003.  Apparel inventory and inventory for our international and Toysrus.com divisions is stated at the lower of FIFO cost or market.

Details on the components of our consolidated merchandise inventories are as follows:

	November 1, 2003	November 2, 2002	February 1, 2003

Toys “R” Us – U.S.	$2,378	$2,417	$1,395
Toys “R” Us - International	723	641	362
Babies “R” Us	299	289	310
Toysrus.com	113	95	36
Other	87	99	87

	$3,600	$3,541	$2,190

6.  Investment in Toys – Japan

We have accounted for our 48% ownership investment in the common stock of Toys “R” Us - Japan, Ltd. (Toys - Japan) using the “equity method” of accounting since the initial public offering of Toys- Japan in April 2000.  Toys - Japan operates as our licensee.  As part of the initial public offering, Toys - Japan issued 1.3 shares of common stock to the public at a price of 12,000 yen, or $113.95 per share.  In November 2001, the common stock of Toys - Japan split 3-for-1.  We account for the sale of subsidiaries’ stock by recognizing gains or losses for value received in excess of, or less than, our basis in such subsidiary.

At November 1, 2003, the quoted market value of our investment was $323, which exceeds the carrying value of the investment. The valuation is derived from a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market.  This quoted market value is not necessarily indicative of the amount that could be realized upon sale of our investment.  We are a guarantor of 80% of a 10 billion yen ($91) loan to Toys – Japan from third parties in Japan.  The loan has an annual rate of 6.47% and is due in 2012.

7.  Toysrus.com

Toysrus.com operates three co-branded on-line stores under a strategic alliance with Amazon.com.  These on-line stores sell toys, collectible items, and video games through the Toysrus.com website; baby products through the Babiesrus.com website; and learning and information products through the Imaginarium.com website.  Under this alliance, which expires in 2010, Toysrus.com and Amazon.com are responsible for specific aspects of the on-line stores.

Toysrus.com is responsible for:		Amazon.com is responsible for:

●	Merchandising	●	Website development
●	Marketing	●	Order fulfillment
●	Content for the co-branded stores	●	Customer service
●	Identifying, buying, owning, and managing the inventory	●	Storage of Toysrus.com inventory in Amazon.com’s U.S. distribution centers.

Amazon.com also provides certain website services for our on-line sports merchandise store (Sportsrus.com) that has been operating since September 2003.  An unrelated third party handles order fulfillment for Sportsrus.com.

We recognize revenue for Toysrus.com at the point in time when merchandise is shipped to customers, in accordance with the shipping terms (FOB shipping point) that exist under the agreement with Amazon.com.

On November 1, 2003, Toysrus.com sold its entire 55% investment in the common stock of Toysrus.com – Japan to Toys – Japan for $3 and the assumption of net liabilities of $10. In conjunction with this transaction, we recognized a non-operating gain, after minority interest allocations, of $3 ($2, net of tax) in the third quarter of 2003.  Prior to this transaction, the financial statements of Toysrus.com – Japan were consolidated with the financial statements of Toysrus.com. As a result of this transaction, Toys – Japan owns 100% of the outstanding shares of Toysrus.com – Japan, and, accordingly, Toys - Japan will consolidate the financial statements of Toysrus.com – Japan in future periods.  This transaction had no impact on our agreement with Amazon.com.

8.  Cost of sales and Selling, general and administrative expenses

“Cost of sales” include:		“Selling, general and administrative expenses” (SG&A) include:

●	The cost to acquire merchandise from vendors;	●	Store payroll and related payroll benefits;
●	Freight in;	●	Rent and other store operating expenses;
●	Markdowns;	●	Advertising expenses;
●	Provision for inventory shortages; and	●	Cooperative advertising allowances prior to 2003;
●	Credits and allowances from our merchandise vendors.	●	Costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and
		●	Other corporate related expenses.

As a result of our implementation of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), vendor allowances of $51 for the third quarter of 2003 and $132 for the nine months ended November 1, 2003, representing substantially all cooperative advertising reimbursements, which previous to fiscal 2003 were recorded as a reduction to SG&A, instead reduced the value of merchandise inventories and will be recognized as a reduction of cost of sales when the related merchandise inventories are sold.  Of these amounts, $34 for the third quarter of 2003 and $92 for the nine months ended November 1, 2003 were applied to reduce cost of sales.

Prior year financial statements were not restated as part of the implementation requirements of EITF 02-16. See Note 15 “Recent accounting pronouncements” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for a further discussion of EITF 02-16.

9.  Long-term debt and issuance of common stock

In March 2003, we filed a “shelf” registration statement with the Securities and Exchange Commission.  This registration statement gave us the capability to sell up to $800 of debt securities that would be used to repay outstanding debt and for general corporate purposes.  In April 2003, we sold and issued $400 in notes bearing interest at a coupon rate of 7.875% per annum, maturing on April 15, 2013.  The notes were sold at a price of 98.3% of the principal amount, resulting in an effective yield of 8.125% per annum.  We received net proceeds of $390.  Simultaneously with the sale of the notes, we entered into interest rate swap agreements.  As a result of these swap agreements, interest will accrue at the rate of LIBOR plus 3.6% per annum.  Interest is payable semi-annually commencing on October 15, 2003.  In September 2003, we sold an additional $400 in notes bearing interest at a coupon rate of 7.375% per annum, maturing on October 15, 2018, which fully utilized our capacity to issue debt under the “shelf” registration statement filed in March 2003.  The notes were sold at a price of 99.6% of the principal amount, resulting in an effective yield of 7.424% per annum.  We received net proceeds of $395.  Simultaneously with the sale of the notes, we entered into interest rate swap agreements.  As a result of these swap agreements, interest will accrue at the rate of LIBOR plus 2.3% per annum.  Interest is payable semi-annually commencing on April 15, 2004.  We plan to use the net proceeds from these notes for the repayment of debt that will mature in the 2004 calendar year and, pending such repayment, for other general corporate purposes.

In May 2002, we completed public offerings of Toys “R” Us equity and equity-linked securities.  On that date, we issued 14.95 shares of common stock at a price of $17.65 per share and received net proceeds of $253.  Also on that date, we issued 8.1 equity security units with a stated amount of $50 per unit, and received net proceeds of $390.  Each equity security unit consists of a contract to purchase, for $50 per unit, a specified number of shares of Toys “R” Us common stock in August 2005, and a senior note due in 2007 with a principal amount of $50 per unit.  The fair value of the contract to purchase shares of Toys “R” Us common stock was estimated at $1.77 per unit.  The fair value of the senior note was estimated at $48.23 per unit.  Interest on the senior notes is payable quarterly at an initial rate of 6.25% per annum, which commenced in August 2002.  We expect to remarket the notes in May 2005 at the then prevailing market interest rate for similar notes.  We recorded the proceeds allocated to the purchase contracts in stockholders’ equity on the condensed consolidated balance sheets.  The fair value of the senior notes is reflected as long-term debt on the condensed consolidated balance sheets.  We used the net proceeds from these public offerings to refinance short-term borrowings and for other general corporate purposes.

In March 2002, we refinanced a note payable originally due in 2005 and increased the amount outstanding to $160 from $100. This borrowing is repayable in semi-annual installments, with the final installment due on February 20, 2008. The effective cost of this borrowing is 2.23% per annum and is secured by expected future cash flows from license fees due from Toys – Japan.

10.  Restructuring and other charges

In January 2002, we announced plans to reposition our business.  As part of this plan, we closed 27 non-Mission Possible format Toys “R” Us stores and closed 37 Kids “R” Us stores.  In conjunction with the Kids “R” Us store closings in most of these locations, we converted the nearest Toys “R” Us store into a Toys”R”Us/Kids”R”Us combo store.  As part of this plan, we eliminated approximately 1,700 staff positions in our stores and our headquarters.  In addition, we consolidated five of our store support center facilities into our new headquarters in Wayne, New Jersey.

The costs associated with the facilities’ consolidation, elimination of positions, and other actions designed to improve efficiency in support functions were $79, of which $15 related to severance.

The costs associated with store closings were $73 for Kids ”R” Us and $85 for Toys “R” Us, of which $27 was recorded in cost of sales.  We obtained the fair values of the consolidated facilities and store closings from third party appraisals.  We also reversed $24 of previously accrued charges ($11 from the 1998 charge and $13 from the 1995 charge) that we determined to be no longer necessary. See below for further details regarding the reversal of these reserves.  Accordingly, based on these actions, we recorded $213 of pre-tax ($126, net of tax) restructuring and other charges in the fourth quarter of our fiscal year ended February 2, 2002.  In the fourth quarter of our fiscal year ended February 1, 2003, we estimated that additional reserves of $10, net, were needed for our store support center consolidation and, accordingly, we recorded an additional charge.

Details on the components of the charges are as follows:

	Reserve Balance at February 1, 2003	Utilized	Reserve Balance at November 1, 2003

Real estate and lease commitments
Store closings	$41	$10	$31
Store support center consolidation	39	2	37
Severance	5	4	1

Total remaining restructuring reserves	$85	$16	$69

We previously announced strategic initiatives to reposition our worldwide business and recorded related restructuring and other charges of $698 in 1998 and $396 in 1995 to complete these initiatives.  We have substantially completed all of these announced initiatives.  We reversed unused reserves of $10 in the fourth quarter of 2002, and also reversed unused reserves of $29 in 2001 and $11 in 2000, as these reserves were concluded to be no longer necessary.  We had $40 of reserves remaining at November 1, 2003, primarily for long-term lease commitments that we will utilize during the remainder of 2003 and thereafter.

We believe that remaining reserves at November 1, 2003 are reasonable estimates of what is required to complete all of these previously announced initiatives.

11.  Credits and allowances received from vendors

We receive credits and allowances from vendors that are related to formal agreements negotiated with such vendors.  These credits and allowances are predominantly for cooperative advertising, promotions, and volume related purchases.  We account for credits and allowances, including all advertising allowances, beginning in 2003 as a reduction of product cost in accordance with the provisions of EITF 02-16.  Thus, we recognize as a reduction to cost of sales those credits and allowances that are related directly to inventory purchases, as inventory is sold.  All cooperative advertising allowances related to arrangements entered into prior to 2003 offset the costs of cooperative advertising and were included in SG&A in the period that the related advertising expense was recognized.

12.  Segments

As previously discussed, our 2003 financial statements have been impacted by the implementation of EITF 02-16.  Our Toys “R” Us – U.S. division’s operating results were most impacted by the implementation of EITF 02-16.  See Management’s Discussion and Analysis of Results of Operations and Financial Condition for more details on the impact of implementing EITF 02-16:

	Quarter Ended		Nine Months Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net sales
Toys “R” Us – U.S.	$1,198	$1,239	$3,509	$3,632
Toys “R” Us – International	469	415	1,294	1,092
Babies “R” Us	457	417	1,348	1,214
Toysrus.com (1)	68	59	178	147
Other (2)	129	141	300	351

Total net sales	$2,321	$2,271	$6,629	$6,436

Operating earnings / (loss)
Toys “R” Us – U.S.	$(70)	$(42)	$(45)	$7
Toys “R” Us – International	10	13	3	3
Babies “R” Us	53	48	156	134
Toysrus.com, net of minority interest (1)	(6)	(12)	(22)	(40)
Other (3)	(17)	(23)	(89)	(95)

Operating (loss) / earnings	(30)	(16)	3	9

Interest expense - net	(33)	(29)	(94)	(87)
Gain from sale of Toysrus.com - Japan	3	-	3	-

Loss before income taxes	$(60)	$(45)	$(88)	$(78)

               (1)  Includes Toysrus.com – Japan.  Toysrus.com – Japan was sold to Toys-Japan on November 1, 2003 and will, in future periods, be consolidated by Toys-Japan, which we account for using the equity method of accounting.  See Notes 6 and 7.
               (2)  Includes the net sales of Kids “R” Us and Toybox.
               (3)  Includes corporate expenses, the operating results of Kids “R” Us and Toybox, and the equity in the
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

We enter into interest rate swaps to manage interest rate risk and strive to achieve what we believe is an acceptable balance between fixed and variable rate debt.  We increased the carrying amount of our long-term debt by $169 as of November 1, 2003, representing the fair value of debt in excess of the carrying amount on that date.

Also at November 1, 2003, we recorded derivative assets of $188 and derivative liabilities of $45, representing the fair value of these derivatives on that date. The derivative assets are reflected on the condensed consolidated balance sheets as part of  “Other assets.”  The derivative liabilities are reflected on the condensed consolidated balance sheets as part of  “Other liabilities.”

We did not realize any material gains or losses related to these transactions for any of the periods presented.  Accordingly, non-cash changes in assets, liabilities and equity have been excluded from the condensed consolidated statements of cash flows presented.

14.  Commitments and contingencies

Our condensed consolidated balance sheets contain carrying amounts for certain assets and liabilities, which are based on estimates and assumptions.  Certain of these estimates are related to loss contingencies, recoverability of assets and to other potential obligations for which we are contingently liable.  Such estimates include sub-lease guarantees, self-insured risks, litigation reserves, disputed amounts with vendors and tax and other amounts subject to routine audit by federal and state revenue authorities. We believe our related reserves are adequate to cover all probable and estimable loss exposures at November 1, 2003.

In the third quarter of 2003, certain states commenced an audit related to their applicable unclaimed property laws.  At this time, we are not able to estimate the magnitude of the potential liabilities or expenses, if any.

We are exposed to other claims and litigation arising out of the ordinary course of business.  We believe the currently identified claims and litigation will not have a material adverse effect on our condensed consolidated financial statements.

15.  Recent accounting pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150).  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have any impact on our condensed consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149).  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The provisions of this Statement are effective for all derivatives and hedging activity that we enter into after June 30, 2003.  The adoption of this Statement had no material impact on our condensed consolidated financial statements.

In 2002, the FASB Emerging Issues Task Force (EITF) issued EITF 02-16, which considers vendor allowances as a reduction to the price of a vendor’s product that should be recognized as a reduction of cost of sales as merchandise is sold.  Advertising allowances that are received for specific, identifiable and incremental costs may be considered a reduction of advertising expenses and, as such, recognized as a reduction of SG&A.  The provisions of EITF 02-16 are effective for all new arrangements, or modifications to existing arrangements, beginning after December 31, 2002.

Effective with the first quarter of 2003, we consider most cooperative advertising arrangements to be a reduction of product cost because the costs of tracking actual advertising costs by vendor to meet these criteria would exceed the benefit.  The implementation of the provisions of EITF 02-16 unfavorably impacted the results for our third quarter 2003 by $17 ($11, net of tax), or by $0.05 per diluted share, and the results for our nine-month period ended November 1, 2003 by $40 ($26, net of tax), or by $0.12 per diluted share.  The implementation of the provisions of EITF 02-16 had no impact on our consolidated statement of cash flows.  Prior year financial statements have not been restated as part of the adoption of EITF 02-16 since the provisions of EITF do not permit restatement.

In its March 20, 2003 meeting minutes, the Task Force modified the transition provisions for the consensus in Issue 1 of EITF 02-16 to only permit companies with January 31 fiscal year-ends to adopt the consensus through a cumulative effect in their 2002 fiscal year, provided that they had not yet issued their 2002 financial statements.  By adopting the consensus through a cumulative effect, operating results for the period of adoption, as well as subsequent periods, would not be impacted by an initial adjustment.  However, we had released our 2002 financial results on March 5, 2003 before the EITF modifications to the transition rules and, therefore, it was not practicable for us to adopt the consensus through a cumulative effect at the beginning of 2002.  The implementation of EITF 02-16 will continue to impact our quarterly results throughout 2003.  See Management’s Discussion and Analysis of Results of Operations and Financial Condition for more details on the impact of implementing EITF 02-16.

At the November 2003 EITF meeting, a consensus was reached on EITF Issue 03-10, "Application of EITF Issue No. 02-16,  'Accounting by a Customer  (Including a Reseller) for Certain Consideration Received from a Vendor,' by Resellers to Sales Incentives Offered to Consumers by Manufacturers ("EITF 03-10").  EITF 03-10 will not impact our existing accounting and reporting policies for manufacturers' coupons that can be presented at any retailer that accepts such coupons.  For all other coupons that can only be redeemed at one of our store locations, we will record the related sale on a net basis and will recognize the vendor reimbursement for such coupon as a reduction of cost of sales.  This new requirement applies to coupon arrangements entered into or modified after November 25, 2003, and the company must adopt these provisions beginning in its 2004 fiscal year.   The transition provisions for EITF 03-10 provide for restatement of our comparable fiscal 2003 consolidated financial statements only. While EITF 03-10 will have no impact on our future liquidity or cash flows, we are currently evaluating the impact that EITF 03-10 may have on our future results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires the consolidation of entities that are controlled by a company through interests other than voting interests.  Under the requirements of this interpretation, an entity that maintains a majority of the risks or rewards associated with Variable Interest Entities (VIEs), also known as Special Purpose Entities, is viewed to be effectively in the same position as the parent in a parent-subsidiary relationship.  The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

FIN 46 (as modified by FASB Staff Position No. 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” issued on October 8, 2003) requires public companies to apply the consolidation requirements to VIEs that existed prior to February 1, 2003 and remained in existence as of the beginning of annual or interim periods beginning after December 15, 2003, if certain conditions are met.  We will implement the provisions of FIN 46 for any VIEs created prior to February 1, 2003 in our consolidated financial statements for the fiscal year ending January 31, 2004.  As stated below, we do not expect the adoption of FIN 46 relative to any agreements entered on or prior to January 31, 2003 to have a material impact on our consolidated financial statements.

Our new corporate headquarters facility, located in Wayne, New Jersey, is leased, through a synthetic lease arrangement, from unrelated third parties arranged by a multi-purpose real estate investment company that we do not control.  In addition, we do not have the majority of the associated risks or rewards.  Accordingly, we believe that FIN 46 will have no impact on the accounting for the synthetic lease for this facility.  The synthetic lease is detailed in the note entitled “Leases” included in the notes to consolidated financial statements filed with our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

We have determined that we have not created or entered into any VIEs since January 31, 2003 that would require consolidation by us.  Our initial adoption of FIN 46 did not have any material impact on our consolidated financial statements.

As of the date of this filing, the FASB is deliberating certain FASB Staff Positions (FSPs) and may issue additional FSPs prior to our fiscal year ending January 31, 2004.  These FSPs, when finalized, may impact the accounting under FIN 46.  We are in the process of reviewing the implications of FIN 46, however, we do not expect the adoption of FIN 46 relative to any agreements entered on or prior to January 31, 2003 to have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which imposes new disclosure and liability-recognition requirements for financial guarantees, performance guarantees, indemnifications, and indirect guarantees of the indebtedness of others.  FIN 45 requires certain guarantees to be recorded at fair value.  This treatment is different from previous practice, where a liability would typically be recorded only when a loss was probable and reasonably estimable.  The initial recognition and measurements provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  FIN 45 also requires additional disclosures, even when the likelihood of making any payments under the guarantee is remote.  The disclosure requirements are effective for interim and annual periods after December 15, 2002.  The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3).  The fundamental difference between SFAS No. 146 and EITF 94-3 is the requirement that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan, which by itself, does not create an obligation that meets the definition of a liability.  SFAS No. 146 also requires that the initial measurement of a liability be recorded at fair value.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements.  However, as set forth in Note 16 “Subsequent event” below this will impact our subsequent consolidated financial statements.

16.  Subsequent event

On November 17, 2003, we announced plans to close all 146 of our freestanding Kids “R” Us stores and all 36 of our freestanding Imaginarium stores, as well as 3 distribution centers that support these stores.  We will close a significant number of these stores on or before January 31, 2004.  However, a number of Kids “R” Us stores may remain open for a short period subsequent to January 31, 2004 to liquidate certain apparel inventories.  We estimate that we will incur restructuring and other charges totaling approximately $280 on a pre-tax basis.  A portion of these charges is associated with inventory markdowns that will be recorded as part of cost of sales.  The amount of these charges is preliminary and remains subject to change, pending the outcome of our negotiations with landlords and other third parties.  In accordance with SFAS No. 146, as discussed above, we expect these charges to principally be recorded in the fourth quarter of our fiscal year ending January 31, 2004 when the majority of the related exit activities are planned to occur.  To a lesser extent, amounts will be recorded in subsequent periods as remaining exit activities are completed.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition
(Amounts in millions, except per share data and as noted)
(References to years and interim periods are to fiscal years and periods, except as noted)

Back_to_Index

Results of Operations

Comparison of third quarter ended November 1, 2003 to third quarter ended November 2, 2002 and comparison of nine months ended November 1, 2003 to nine months ended November 2, 2002

Consolidated net loss for the quarter ended November 1, 2003 was $38, or $0.18 per share, versus a net loss of $28, or $0.13 per share, for the third quarter in the prior year.  For the nine-month period ended November 1, 2003, our consolidated loss was $56, or $0.26 per share, as compared to a consolidated loss of $49, or $0.24 per share, for the nine-month period ended November 2, 2002.  Our 2003 financial statements have been impacted by the implementation of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16).  Under this guidance, it is presumed that amounts received from vendors should be considered as a reduction of product cost, unless certain restrictive provisions are met.  EITF 02-16 was effective for all new arrangements, and modifications to existing arrangements, entered into after December 31, 2002.  Effective with the first quarter of 2003, we consider most cooperative advertising arrangements to be a reduction of product cost because the costs of tracking actual advertising costs by vendor to meet these criteria would exceed the benefit. Our accounting policy for promotional and volume related allowances was already consistent with the new EITF 02-16 guidelines and, therefore, did not require revision. The implementation of the provisions of EITF 02-16 unfavorably impacted our third quarter 2003 reported results by $17 ($11, net of tax), or by $0.05 per diluted share, and unfavorably impacted the results for the nine-month period ended November 1, 2003 by $40 ($26, net of tax), or $0.12 per share but had no impact on our cash flows for the third quarter or nine-month period of 2003.  Our prior year financial statements have not been restated as part of the adoption of EITF 02-16 since the provisions of EITF 02-16 do not permit restatement.

In its March 20, 2003 meeting minutes, the Task Force modified the transition provisions for the consensus in Issue 1 of EITF 02-16 to only permit companies with January 31 fiscal year-ends to adopt the consensus through a cumulative effect in their 2002 fiscal year, provided that they had not yet issued their 2002 financial statements.  However, we had released our 2002 financial results on March 5, 2003 before the EITF modifications to the transition rules and, therefore, it was not practicable for us to adopt the consensus through a cumulative effect at the beginning of 2002.  If we had been able to make a cumulative EITF 02-16 adjustment in 2002, as did many companies with fiscal year-ends other than January 31st, the cumulative adjustment would have been $40 ($25 after tax) for the fiscal year ended February 1, 2003, and the impact on operating earnings for the fiscal year ended February 1, 2003 and subsequent fiscal years would have been insignificant.

To better understand how EITF 02-16 impacted our results, we have adjusted our 2003 results, as reported, to a non-GAAP presentation to be comparable with our 2002 results, as previously reported:

	QUARTER ENDED

	November 1, 2003, as reported	Adjustments	November 1, 2003, excluding impact of EITF 02-16	November 2, 2002, as reported

Net sales	$2,321	$-	$2,321	$2,271
Cost of sales	1,541	34	1,575	1,549

Gross margin	780	(34)	746	722

Selling, general and administrative expenses	732	(51)	681	658
Depreciation and amortization	78	-	78	80

Total operating expenses	810	(51)	759	738

Operating loss	(30)	17	(13)	(16)

Interest expense – net	(33)	-	(33)	(29)
Gain from sale of Toysrus.com - Japan	3	-	3	-

Loss before income taxes	(60)	17	(43)	(45)

Income tax benefit	(22)	6	(16)	(17)

Net loss	$(38)	$11	$(27)	$(28)

Basic and diluted loss per share	$(0.18)	$0.05	$(0.13)	$(0.13)

Weighted average basic and diluted shares outstanding	213.4		213.4	212.3

	NINE MONTHS ENDED

	November 1, 2003, as reported	Adjustments	November 1, 2003, excluding impact of EITF 02-16	November 2, 2002, as reported

Net sales	$6,629	$-	$6,629	$6,436
Cost of sales	4,362	92	4,454	4,362

Gross margin	2,267	(92)	2,175	2,074

Selling, general and administrative expenses	2,025	(132)	1,893	1,829
Depreciation and amortization	239	-	239	236

Total operating expenses	2,264	(132)	2,132	2,065

Operating earnings	3	40	43	9

Interest expense – net	(94)	-	(94)	(87)
Gain from sale of Toysrus.com - Japan	3	-	3	-

Loss before income taxes	(88)	40	(48)	(78)

Income tax benefit	(32)	14	(18)	(29)

Net loss	$(56)	$26	$(30)	(49)

Basic and diluted loss per share	$(0.26)	$0.12	$(0.14)	$(0.24)

Weighted average basic and diluted shares outstanding	213.2		213.2	206.0

The provisions of EITF 02-16 have also impacted the 2003 presentation of our segment information.  To better understand how EITF 02-16 impacted each segment’s results, we have adjusted our 2003 segment results, as reported, to a non-GAAP presentation to be comparable with our 2002 results, as previously reported:

	QUARTER ENDED

	November 1, 2003, as reported	Adjustments	November 1, 2003, excluding impact of EITF 02-16	November 2, 2002, as reported

Net sales
Toys “R” Us – U.S.	$1,198		$1,198	$1,239
Toys “R” Us – International	469		469	415
Babies “R” Us	457		457	417
Toysrus.com (1)	68		68	59
Other (2)	129		129	141

Total	$2,321		$2,321	$2,271

Operating earnings / (loss)
Toys “R” Us – U.S.	$(70)	$12	$(58)	$(42)
Toys “R” Us – International	10	3	13	13
Babies “R” Us	53	2	55	48
Toysrus.com, net of minority interest (1)	(6)	-	(6)	(12)
Other (3)	(17)	-	(17)	(23)

Operating earnings / (loss)	$(30)	$17	$(13)	$(16)

Interest expense - net	(33)	-	(33)	(29)
Gain from sale of Toysrus.com - Japan	3	-	3	-

Loss before income taxes	$(60)	$17	$(43)	$(45)

         (1)  Includes Toysrus.com – Japan.  Toysrus.com – Japan was sold to Toys-Japan on November 1, 2003 and will, in future periods, be consolidated by Toys-Japan, which we account for using the equity method of accounting.
         (2)  Includes the net sales of Kids “R” Us and Toybox.
         (3)  Includes corporate expenses, the operating results of Kids “R” Us and Toybox, and the equity in the net earnings of Toys - Japan.

	NINE MONTHS ENDED

	November 1, 2003, as reported	Adjustments	November 1, 2003, excluding impact of EITF 02-16	November 2, 2002, as reported

Net sales
Toys “R” Us – U.S.	$3,509		$3,509	$3,632
Toys “R” Us – International	1,294		1,294	1,092
Babies “R” Us	1,348		1,348	1,214
Toysrus.com (1)	178		178	147
Other (2)	300		300	351

Total	$6,629		$6,629	$6,436

Operating earnings / (loss)
Toys “R” Us – U.S.	$(45)	$30	$(15)	$7
Toys “R” Us – International	3	6	9	3
Babies “R” Us	156	4	160	134
Toysrus.com, net of minority interest (1)	(22)	-	(22)	(40)
Other (3)	(89)	-	(89)	(95)

Operating earnings	$3	$40	$43	$9

Interest expense - net	(94)	-	(94)	(87)
Gain from sale of Toysrus.com - Japan	3	-	3	-

Loss before income taxes	$(88)	$40	$(48)	$(78)

         (1)  Includes Toysrus.com – Japan.  Toysrus.com – Japan was sold to Toys-Japan on November 1, 2003 and will, in future periods, be consolidated by Toys-Japan, which we account for using the equity method of accounting.
         (2)  Includes the net sales of Kids “R” Us and Toybox.
         (3)  Includes corporate expenses, the operating results of Kids “R” Us and Toybox, and the equity in the net earnings of Toys - Japan.

Consolidated net sales were $2.32 billion for the third quarter of 2003 versus $2.27 billion for the third quarter of 2002, a 2.2% increase in U.S. dollars.  Excluding the impact of currency translation, total net sales were flat for the third quarter.  Consolidated net sales were $6.63 billion for the nine months ended November 1, 2003, up 3.0% (0.5% excluding currency translation) from $6.44 billion for the nine months ended November 2, 2002.  Consolidated comparable store sales, in local currencies, decreased 0.8% for the third quarter of 2003 and increased 0.3% for the nine months ended November 1, 2003.

Total net sales for the Toys “R” Us – U.S. division decreased 3.3% for the third quarter of 2003.  Comparable store sales for the Toys “R” Us – U.S. division decreased 3.0% during the third quarter of 2003 primarily due to our video game business, which declined 18% from the third quarter in the prior year.  Total net sales for the Babies “R” Us division increased 9.6% for the third quarter of 2003, primarily driven by the opening of six new stores during the first nine months of 2003 and nine stores that opened after the second quarter in fiscal 2002, as well as a 3.0% comparable store sales increase for the third quarter of 2003.  Internationally, total net sales, excluding currency translation and comparable store sales, on a local currency basis, increased 1.7% for the third quarter of 2003, primarily due to the implementation of many of our U.S. toy store strategies, including the addition of Babies “R” Us shops and our continued focus to improve the shopping experience of our international guests.  Toysrus.com reported net sales of $68 for the third quarter of 2003, up 15.3% from net sales of $59 for the third quarter of 2002.  The Kids “R” Us business reported an 11.4% comparable store sales decline for the third quarter of 2003.  Refer to the “Restructuring and Other Charges” section below, for our announced closing of all freestanding Kids “R” Us and Imaginarium stores.

For the nine months ended November 1, 2003, total net sales for the Toys “R” Us – U.S. division decreased 3.4% and comparable store sales declined 2.3%.  For the nine months ended November 1, 2003, total net sales for the Babies “R” Us division increased by 11.0% and comparable store sales increased by 2.8%.  Internationally, total net sales, excluding currency translation and comparable store sales, on a local currency basis increased 4.1% for the nine-month period.  Kids “R” Us comparable store sales for this period declined 9.3%.

We record the costs associated with operating our distribution network as a part of consolidated selling, general and administrative expenses (SG&A), including those costs that primarily relate to moving merchandise fromdistribution centers to stores.  Therefore, our consolidated gross margin may not be comparable to the gross margin of some other retailers that include similar costs in their cost of sales.  Credits and allowances received from vendors are recognized in consolidated cost of sales, and have a positive impact on our consolidated gross margin.

Consolidated gross margin, as a percentage of sales, increased by 1.8 percentage points to 33.6% during the third quarter of 2003.  For the nine months ended November 1, 2003 consolidated gross margin increased by 2.0 percentage points to 34.2%.  The impact of the changes in presentation in accordance with EITF 02-16 represented 1.5 percentage points of the increases in consolidated gross margin for the quarter and 1.4 percentage points of the nine-month period.  The remaining increases in consolidated gross margin were primarily attributable to the 18% decline in the sales of our domestic video game business, which is a lower margin business relative to our other merchandise categories.

Gross margin, as a percentage of sales, for the Toys “R” Us – U.S. division increased by 2.3 percentage points to 31.1% during the third quarter of 2003.  Of this increase, 1.7 percentage points are due to the impact of the implementation of EITF 02-16 and the remaining increase is primarily attributable to the mix shift away from the lower margin video game business, as previously discussed.  Gross margin, as a percentage of sales, in the Babies “R” Us division increased by 1.2 percentage points to 37.2% in the third quarter of 2003.  Of this increase, 0.7 percentage points for the quarter were attributable to the implementation of EITF 02-16, with the remaining increases primarily a result of continued expansion of exclusive product offerings and favorable shifts in the merchandise mix.  Gross margin, as a percentage of sales, for the International division increased by 2.3 percentage points to 36.0% for the third quarter of 2003.  All of this increase relates to the implementation of EITF 02-16.

For the nine months ended November 1, 2003, gross margin, as a percentage of sales, for the Toys “R” Us – U.S. division increased by 2.3 percentage points to 32.7%.  Of this increase, 1.4 percentage points are attributable to the implementation of EITF 02-16 and the balance of the increase is primarily due to the decline in the video business discussed above.  Gross margin, as a percentage of sales, in the Babies “R” Us division increased by 1.4 percentage points to 36.6% for the nine months ended November 1, 2003.  Of this increase, 0.7 percentage points for the nine-month period were attributable to the implementation of EITF 02-16, with the remaining increases primarily a result of continued expansion of exclusive product offerings and favorable shifts in the merchandise mix.  For the nine months ended November 1, 2003, gross margin, as a percentage of sales, for the International division increased by 3.0 percentage points to 36.0%, primarily due to the implementation of EITF 02-16, which accounted for 2.3 percentage points of the fluctuation.

Consolidated SG&A, as a percentage of sales, increased 2.5 percentage points to 31.5% for the third quarter of 2003.  The impact of the adoption of EITF 02-16 increased our consolidated SG&A, as a percentage of sales, by 2.2 percentage points for the third quarter of 2003 as compared to the third quarter of 2002.  The remaining 0.3 percentage point increase in SG&A, as a percentage of sales, was primarily attributable to higher payroll and benefit costs, mainly driven by higher medical and workers’ compensation costs.

SG&A, as a percentage of sales, for the Toys “R” Us – U.S. division increased by 4.6 percentage points to 33.1% in the third quarter of 2003, primarily due to the implementation of EITF 02-16, which accounted for 2.7 percentage points of the increase.  The remaining increase is due to higher benefit costs of 0.6 percentage points, fixed asset write-offs related to relocated store locations of 0.5 percentage points, the effects of the decline in sales of 1.3 percentage points, and offset by store support center payroll and travel cost decreases of 0.5 percentage points.  SG&A, as a percentage of sales, for the Babies “R” Us division increased by 1.1 percentage points to 24.1% for the third quarter of 2003.  The implementation of EITF 02-16 increased SG&A by 0.9 percentage points.  The remaining 0.2 percentage point increase is driven by higher store occupancy costs and certain fixed asset that were written off when various stores were relocated.  SG&A for the Toys “R” Us – International division increased by 3.4 percentage points to 30.9% for the third quarter of 2003, primarily due to a 3.0 percentage point impact resulting from the implementation of EITF 02-16.  The remaining 0.4 percentage point increase is primarily due to occupancy cost increases exceeding  sales growth.

For the nine months ended November 1, 2003, consolidated SG&A, as a percentage of sales, increased 2.1 percentage points to 30.5% primarily due to the implementation of EITF 02-16.  SG&A, as a percentage of sales, increased by 3.6 percentage points for the Toys “R Us - U.S. division, 2.2 percentage points for the International division and 0.9 percentage points for the Babies “R” Us division for the nine months ended November 1, 2003.  These increases were driven primarily by the implementation of EITF 02-16.

Depreciation and amortization decreased by $2 million for the third quarter of 2003 versus an increase of $4 million for the third quarter of 2002, and increased by $3 million for the first nine months of 2003 versus an increase of $20 million for the first nine months of 2002.  The reduction in comparable period-over-period expense is primarily attributable to reduced capital investments.

Interest expense, net of interest income, increased by $4 to $33 for the third quarter of 2003 and increased by $7 to $94 for the nine months ended November 1, 2003, primarily due to the increase in net borrowings of $763 in the nine months ended November 1, 2003, in anticipation of long-term debt maturities in January and February 2004.  See the Notes to Condensed Consolidated Financial Statements and the Financial Condition section below for further details on long-term borrowings.

Foreign currency translation had a $1 unfavorable impact on our consolidated net loss for the third quarter and a $4 unfavorable impact on our consolidated net loss for the nine months ended November 1, 2003.

Restructuring and Other Charges

On November 17, 2003, we announced plans to close all 146 of our freestanding Kids “R” Us stores and all 36 of our freestanding Imaginarium stores, as well as 3 distribution centers that support these stores.  We will close a significant number of these stores on or before January 31, 2004.  However, a number of Kids “R” Us stores may remain open for a short period subsequent to January 31, 2004 to liquidate certain apparel inventories.  We estimate that we will incur restructuring and other charges totaling approximately $280 on a pre-tax basis.  A portion of these charges is associated with inventory markdowns that will be recorded as part of cost of sales.  The amount of these charges is preliminary and remains subject to change, pending the outcome of our negotiations with landlords and other third parties.  In accordance with SFAS No. 146, as discussed previously, we expect these charges to principally be recorded in the fourth quarter of our fiscal year ending January 31, 2004 when the majority of the related exit activities are planned to occur.  To a lesser extent, amounts will be recorded in subsequent periods as remaining exit activities are completed.

In January 2002, we announced plans to reposition our business.  As part of this plan, we closed 27 non-Mission Possible format Toys “R” Us stores and closed 37 Kids “R” Us stores.  In conjunction with the Kids “R” Us store closings in most of these locations, we converted the nearest Toys “R” Us store into a Toys”R”Us/Kids”R”Us combo store.  As part of this plan, we eliminated approximately 1,700 staff positions in our stores and our headquarters.  In addition, we consolidated five of our store support center facilities into our new headquarters in Wayne, New Jersey.

The costs associated with the facilities’ consolidation, elimination of positions, and other actions designed to improve efficiency in support functions were $79, of which $15 related to severance.  The costs associated with store closings were $73 for Kids ”R” Us and $85 for Toys “R” Us, of which $27 was recorded in cost of sales.  We obtained the fair values of the consolidated facilities and store closings from third party appraisals.  We also reversed $24 of previously accrued charges ($11 from the 1998 charge and $13 from the 1995 charge) that we determined to be no longer necessary. See below for further details regarding the reversal of these reserves.  Accordingly, based on these actions, we recorded $213 of pre-tax ($126, net of tax) restructuring and other charges in the fourth quarter of our fiscal year ending February 2, 2002.

In the fourth quarter of our fiscal year ended February 1, 2003, we estimated that additional reserves of $10, net, were needed for our store support center consolidation and, accordingly, we recorded an additional charge.

The details of the remaining reserve balances are as follows:

	Reserve Balance at February 1, 2003	Utilized	Reserve Balance at November 1, 2003

Real estate and lease commitments
Store closings	$41	$10	$31
Store support center consolidation	39	2	37
Severance	5	4	1

Total remaining restructuring reserves	$85	$16	$69

We previously announced strategic initiatives to reposition our worldwide business and recorded related restructuring and other charges of $698 in 1998 and $396 in 1995 to complete these initiatives.  We have substantially completed all of those announced initiatives.  We reversed unused reserves of $10 in the fourth quarter of 2002, and also reversed unused reserves of $29 in 2001 and $11 in 2000, as these reserves were concluded to be no longer necessary.  We had $40 of reserves remaining at November 1, 2003, primarily for long-term lease commitments that we will utilize during the remainder of 2003 and thereafter.

We believe that remaining reserves at November 1, 2003 are reasonable estimates of what is required to complete all of these previously announced initiatives.

Financial Condition

By the end of fiscal 2003, we expect that approximately 1,500 stores will be operating under our brand names.  The expected total will include approximately 681 toy stores in the United States, 573 International stores (including 279 licensed and franchised stores), 199 Babies “R” Us stores, and 4 Geoffrey Stores.  We currently operate 146 Kids “R” Us stores.  On November 17, 2003, we announced plans to close all of these Kids “R” Us store locations.  A significant number of these stores will close by January 31, 2004.  However, a number of these Kids “R” Us stores may remain open for a short period subsequent to January 31, 2004 to liquidate certain apparel inventories.

In addition, Toysrus.com sells merchandise through Internet sites at www.toysrus.com, www.babiesrus.com, www.imaginarium.com, www.sporstus.com and www.giftsrus.com.

In March 2003, we filed a “shelf” registration statement with the Securities and Exchange Commission.  This registration statement gave us the capability to sell up to $800 of debt securities that would be used to repay outstanding debt and for general corporate purposes.  In April 2003, we sold and issued $400 in notes bearing interest at a coupon rate of 7.875% per annum, maturing on April 15, 2013.  The notes were sold at a price of 98.3% of the principal amount, resulting in an effective yield of 8.125% per annum.  We received net proceeds of $390.  Simultaneously with the sale of the notes, we entered into interest rate swap agreements.  As a result of these swap agreements, interest will accrue at the rate of LIBOR plus 3.6% per annum.  Interest is payable semi-annually commencing on October 15, 2003.  In September 2003, we sold an additional $400 in notes bearing interest at a coupon rate of 7.375% per annum, maturing on October 15, 2018, which fully utilized our capacity to issue debt under the “shelf” registration statement filed in March 2003.  The notes were sold at a price of 99.6% of the principal amount, resulting in an effective yield of 7.424% per annum.  We received net proceeds of $395.  Simultaneously with the sale of the notes, we entered into interest rate swap agreements.  As a result of these swap agreements, interest will accrue at the rate of LIBOR plus 2.3% per annum.  Interest is payable semi-annually commencing on April 15, 2004.  We plan to use the proceeds from these notes for the repayment of debt that will mature in the 2004 calendar year, and, pending such repayment, for other general corporate purposes.

We have $885 in unsecured committed revolving credit facilities from a syndicate of financial institutions.  These credit facilities consist of a $685 facility expiring September 2006 and a $200 facility expiring on May 20, 2004.  As of November 1, 2003, all of the facility expiring September 2006 and all of the facility expiring on May 20, 2004 were available for seasonal borrowings and to support our domestic commercial paper borrowings.  Additionally, we have lines of credit with various banks to meet certain of the short-term financing needs of our foreign subsidiaries.  Cash requirements for operations and investing activities will be met primarily through operating activities and utilization of our unsecured committed revolving credit facilities.

For 2003, our total capital requirements, including our expansion plans, are estimated to be lower than our anticipated depreciation expense of approximately $330.

Our net cash used by operating activities was $632 for the first nine months of 2003 versus $678 for the first nine months of 2002.  The reduction in net cash used by operations is primarily due to a decrease in cash used for the payment of the acquisition of merchandise inventories, the payments of income taxes offset by an increase in the cash used for the payment of accrued expenses, and other liabilities.

Net borrowings were $763 for the first nine months of 2003, as compared with net borrowings of $898 for the first nine months of 2002.  This decrease in net borrowings is primarily due to the reduction of cash required for operations and capital investments in the first nine months, coupled with the increase in available cash at the beginning of 2003 as compared with 2002.

Standard & Poor’s currently rates our long-term debt and commercial paper “BBB-/A-3” with a negative outlook.  Moody’s currently rates our long-term debt and commercial paper “Baa3/P-3” with a negative outlook.  These ratings are the lowest investment grade ratings categories of these two rating agencies.  In the event of any downgrade of these ratings, we could face increased financing costs and find it somewhat more difficult to finance our operations on satisfactory terms.  However, we continue to be confident in our ability to pay down maturing debt, as well as to finance our current business needs.

We did not purchase any shares through our share repurchase program during the first nine months of 2003 or for the full year of fiscal 2002.

For information concerning commitments and contingencies, see Notes 14 and 16 to our Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150).  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have any impact on our condensed consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149).  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The provisions of this Statement are effective for all derivatives and hedging activity that we enter into after June 30, 2003.  The adoption of this Statement had no impact on our condensed consolidated financial statements.

In 2002, the FASB’s Emerging Issues Task Force (EITF) issued EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16).  EITF 02-16 considers vendor allowances as a reduction in the price of a vendor’s product that should be recognized as a reduction of product cost.  Advertising allowances that are received for specific, identifiable and incremental costs may be considered a reduction of advertising expenses and, as such, recognized as a reduction of SG&A.  The provisions of EITF 02-16 are effective for all new arrangements, or modifications to existing arrangements, beginning after December 31, 2002.

Effective with the first quarter of 2003, we consider most cooperative advertising arrangements to be a reduction of cost of sales, because the costs of tracking actual advertising costs by vendor to meet these criteria would exceed the benefit.  The implementation of the provisions of EITF 02-16 unfavorably impacted our third quarter 2003 results by $17 ($11, net of tax), or by $0.05 per diluted share.  For the nine-month period ended November 1, 2003 the implementation of EITF 02-16 unfavorably impacted our results by $40 ($26, net of tax), or by $0.12 per diluted share.   The implementation of the provisions of EITF 02-16 had no impact on our consolidated statement of cash flows.  Prior year financial statements were not restated as part of the adoption of EITF 02-16, since the provisions of EITF 02-16 do not permit restatement.

In its March 20, 2003 meeting minutes, the Task Force modified the transition provisions for the consensus in Issue 1 of EITF 02-16 to only permit companies with January 31 fiscal year- ends to adopt the consensus through a cumulative effect in their 2002 fiscal year, provided that they had not yet issued their 2002 financial statements.  By adopting the consensus through a cumulative effect, operating results for the period of adoption, as well as subsequent periods, would not be impacted by an initial adjustment.  However, we released our 2002 financial results on March 5, 2003 before the EITF modifications to the transition rules, and, therefore, it was not practicable for us to adopt the consensus through a cumulative effect at the beginning of 2002.  The implementation of EITF 02-16 will continue to impact our quarterly results throughout 2003.  See the previous tabular analysis in this Management’s Discussion and Analysis of Results of Operations and Financial Condition for more details on the impact of implementing EITF 02-16.

At the November 2003 EITF meeting, a consensus was reached on EITF Issue 03-10, "Application of EITF Issue No. 02-16,  'Accounting by a Customer  (Including a Reseller) for Certain Consideration Received from a Vendor,' by Resellers to Sales Incentives Offered to Consumers by Manufacturers ("EITF 03-10").  EITF 03-10 will not impact our existing accounting and reporting policies for manufacturers' coupons that can be presented at any retailer that accepts such coupons.  For all other coupons that can only be redeemed at one of our store locations, we will record the related sale on a net basis and will recognize the vendor reimbursement for such coupon as a reduction of cost of sales.  This new requirement applies to coupon arrangements entered into or modified after November 25, 2003, and the company must adopt these provisions beginning in its 2004 fiscal year.    The transition provisions for EITF 03-10 provide for restatement of our comparable fiscal 2003 consolidated financial statements only. While EITF 03-10 will have no impact on our future liquidity or cash flows, we are currently evaluating the impact that EITF 03-10 may have on our future results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires the consolidation of entities that are controlled by a company through interests other than voting interests.  Under the requirements of this interpretation, an entity that maintains a majority of the risks or rewards associated with Variable Interest Entities (VIEs), also known as Special Purpose Entities, is viewed to be effectively in the same position as the parent in a parent-subsidiary relationship.  The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.  FIN 46 (as modified by FASB Staff Position No. 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” issued on October 8, 2003) requires public companies to apply the consolidation requirements to VIEs that existed prior to February 1, 2003 and remained in existence as of the beginning of annual or interim periods beginning after December 15, 2003, if certain conditions are met.  We will implement the provisions of FIN 46 for any VIEs created prior to February 1, 2003 in our consolidated financial statements for the fiscal year ending January 31, 2004.  As stated below, we do not expect the adoption of FIN 46 relative to any agreements entered on or prior to January 31, 2003 have a material impact on our consolidated financial statements.

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

We have determined that we have not created or obtained any VIEs since January 31, 2003 that would require consolidation by us.  Our initial adoption of FIN 46 did not have any material impact on our consolidated financial statements.

As of the date of this filing, the FASB is deliberating certain FASB Staff Positions and may issue additional FASB Staff Positions prior to our fiscal year ending January 31, 2004.  These FASB Staff Positions, when finalized, may impact the accounting under FIN 46.  We are in the process of reviewing the implications of FIN 46, however, we do not expect the adoption of FIN 46 relative to any agreements entered on or prior to January 31, 2003 to have a material impact on our consolidated financial statements.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3).  The fundamental difference between SFAS No. 146 and EITF 94-3 is the requirement that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan, which by itself, does not create an obligation that meets the definition of a liability.  SFAS No. 146 also requires that the initial measurement of a liability be recorded at fair value.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements.  However, as set forth in “Restructuring and Other Charges” section above this will impact our fourth quarter ended January 31, 2004 consolidated financial statements and to a lesser extent subsequent periods.

Forward-Looking Statements

This Form 10-Q contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby.  All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements.  We generally identify these statements by words or phrases, such as "anticipate," "estimate," "plan," "expect," "believe," "intend," “will," "may," and similar words or phrases.  These statements discuss, among other things, our strategy, store openings and renovations, future financial or operational performance, anticipated cost savings, results of store closings and restructurings, anticipated domestic or international developments, and other goals, targets and future occurrences and trends.  These statements are subject to risks, uncertainties and other factors, including, among others, competition in the retail industry, seasonality of our business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, availability of adequate financing, our dependence on key vendors of our merchandise, international events affecting the delivery of toys and other products to our stores, economic, political and other developments associated with our international operations, and risks, uncertainties and factors set forth in our reports and documents filed with the Securities and Exchange Commission (which reports and documents should be read in conjunction with this Quarterly Report on Form 10-Q).  We believe that all forward-looking statements are based upon reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, you should not place undue reliance on these statements.  Forward-looking statements speak only as of the date when made, and we undertake no obligation to update these statements in light of subsequent events or developments.  Actual results and outcomes may differ materially from anticipated results or outcomes discussed in forward-looking statements.

Back_to_Index

Item 3. Quantitative and Qualitative Disclosure of Market Risk

We are exposed to market risk from potential changes in interest rates and foreign exchange rates.  Our market risks at November 1, 2003 are similar to those disclosed in Item 7a of our Form 10-K for the year ended February 1, 2003 and we continue to regularly evaluate these risks and continue to take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge a variety of risk exposures including interest rate and currency risks.  There has been no material change to our market risk since February 1, 2003.

Back_to_Index

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures.  As of November 1, 2003, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our SEC periodic reports.

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

Item 3. Defaults upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Securities Holders

Stockholder Proposal.  Pursuant to Sec. 2.1(b) of the company’s Amended and Restated By-Laws, notice is hereby given that the company’s 2004 Annual Meeting of Stockholders is expected to be held on June 2, 2004.  Pursuant to Sec. 2.1 (b) of the By-Laws, stockholder nominations of persons for election to the Board of Directors must be received by the company at its principal executive office, One Geoffrey Way, Wayne, New Jersey 07470, Attention: Corporate Secretary, between February 3, 2004 and March 4, 2004 in order to be considered timely.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Form 8-B filed on January 3, 1996 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended May 3, 2003, filed on June 16, 2003 and incorporated herein by reference).
4.1	Form of 7.875% Notes due 2013 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2003 and incorporated herein by reference).
4.2	Form of 7.375% Notes due 2018 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2003 and incorporated herein by reference).

Exhibit No.	Description
12.1	Statement re computation of ratios.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On August 18, 2003, we filed a Current Report on Form 8-K containing our press release announcing our results for the second quarter ended August 2, 2003.

On September 22, 2003, we filed a Current Report on Form 8-K reporting the filing of a Prospectus dated April 2, 2003 and a Prospectus Supplement dated September 17, 2003 relating to the public offering of $400,000,000 aggregate principal amount of our 7.375% Notes due 2018 and the completion of the sale of these Notes for net proceeds of approximately $394.6 million.

SIGNATURES

Back_to_Index

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.

(Registrant)

Date: December 12, 2003	/s/ Louis Lipschitz

Louis Lipschitz
Executive Vice President - Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Form 8-B filed on January 3, 1996 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended May 3, 2003, filed on June 16, 2003 and incorporated herein by reference).
4.1	Form of 7.875% Notes due 2013 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2003 and incorporated herein by reference).
4.2	Form of 7.375% Notes due 2018 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2003 and incorporated herein by reference).
12.1	Statement re computation of ratios.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.