Form 10-K
period 2004-01-31
TOYS R US INC
filed 2004-04-14
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

Commission file number 1-11609

TOYS “R” US, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3260693
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Geoffrey Way Wayne, New Jersey	07470
(Address of principal executive offices)	(Zip code)

(973) 617-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	New York Stock Exchange
Equity Security Units	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of common stock held by non-affiliates was $2,348,710,188 based on the closing sales price of the common stock on the New York Stock Exchange on August 2, 2003, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock, $0.10 par value per share, outstanding as of March 15, 2004 was 213,859,552.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 2004 and portions of the Registrant’s Annual Report for the year ended January 31, 2004 are incorporated by reference into Parts II and III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Except as expressly indicated or unless the context otherwise requires, as used herein, the “company,” “we,” “us,” or “our” means Toys “R” Us, Inc. and its subsidiaries. We are a worldwide specialty retailer of toys, baby products and children’s apparel. As of January 31, 2004, we operated 1,501 retail stores worldwide. These consisted of 927 locations in the United States, comprised of 685 toy stores, including four Geoffrey stores, which are discussed further in the section “Growth Initiatives;” 198 specialty baby-juvenile stores under the name “Babies “R” Us;” and 44 children’s clothing stores under the name “Kids “R” Us.” All of the Kids “R” Us stores will close in the first half of 2004. Refer to the section entitled “Closing of Kids “R” Us and Imaginarium Free-standing Stores” below for further details. Internationally, as of January 31, 2004, we operated, licensed or franchised an aggregate of 574 stores. We also sell merchandise through our Internet sites at www.toysrus.com, www.babiesrus.com, www.imaginarium.com, www.sportsrus.com, and www.personalizedbyrus.com. Toys “R” Us, Inc. is incorporated in the state of Delaware.

Our retail business began in 1948 when founder Charles Lazarus opened a baby furniture store, Children’s Bargain Town, in Washington D.C. The Toys “R” Us name made its debut in 1957. Since inception, Toys “R” Us has built its reputation as a leading consumer destination for toys and children’s products, including apparel. We opened our first Babies “R” Us stores in 1996, expanding our presence in the specialty baby-juvenile market. We are among the market share leaders in most of the largest markets in which “R” Us retail stores operate, including the United States, the United Kingdom, and Japan.

This Form 10-K reports on our last three fiscal years, ended as follows: for the year ended January 31, 2004 (our 2003 fiscal year end), for the year ended February 1, 2003 (our 2002 fiscal year end), and for the year ended February 2, 2002 (our 2001 fiscal year end). References to 2003, 2002 and 2001 are to our fiscal years unless otherwise specified or the context otherwise requires.

Toys “R” Us – U.S.

We operated toy stores in 49 states and Puerto Rico as of January 31, 2004 and we sell toys, clothing, plush, games, bicycles, sporting goods, VHS and DVD movies, electronic and video games, small pools, books, educational and development products, infant and juvenile furniture, and electronics, as well as educational and entertainment computer software for children. Our toy stores offer approximately 8,000 to 10,000 distinct items year-round, which we believe is more than twice the number of items found in other discount or specialty stores selling toys.

As of January 31, 2004, we operated 685 toy stores in the United States, including four Geoffrey stores and 387 combo stores, which combine our toy offering with approximately 5,500 square feet of children’s apparel. These stores conform to the prototypical designs consisting of approximately 30,000 to 45,000 square feet of space and are typically free-standing units or located in shopping centers. We did not open any new toy stores in 2003, although we did relocate certain stores to nearby locations and incorporated certain elements of our Geoffrey format into 13 other stores.

We seek to differentiate ourselves from competitors in several key areas, including product selection, product presentation, service, in-store experience, and marketing. In the last several years, we have taken a number of actions in our attempt to strengthen our franchise. These actions included:

•	Enhancing our product offering and adding more exclusive products to our mix;

•	Adding apparel to a number of our toy stores in the United States;

•	Renovating our toy store base in the United States to freshen our stores and enhance the shopping experience;

•	Acquiring the Imaginarium chain and adding an Imaginarium learning and educational toy boutique to all domestic toy stores;

•	Reorganizing our store management teams into merchandise “Worlds” and improving customer service; and

•	Opening a flagship store in New York City.

Each of these actions is discussed in more detail below.

U.S. Toy Store Product Offering

We offer a wide selection of popular national toy brands including many products that are unique to, or launched at, Toys “R” Us. Over the past few years, we have entered into exclusive branded product agreements with Animal Planet, Cabbage Patch, Home Depot, and Scholastic, among others, enabling us to offer products that our guests will not find elsewhere. In addition to exclusive vendor alliances, we offer a broad assortment of private label merchandise under names such as Animal Alley®, Fast Lane®, Fun Years®, Especially for Baby®, and Dream Dazzlers® in our toy stores. We attempt to continually strengthen our “core merchandise” content (our top 1,500 selling items). By focusing on core merchandise, we believe that we can maintain strong relationships with our vendors and allow them to better plan production and meet delivery timetables. We believe this approach helps to ensure our stores have a sufficient supply of core merchandise items, allowing us to satisfy our guests’ demand for these items.

Apparel

Approximately 387 of our domestic toy stores now carry apparel; we plan to add apparel to approximately 35 additional toy stores this year following the closing of the free-standing Kids “R” Us stores. Apparel is also a key product line in Babies “R” Us stores.

Physical Renovation of U.S. Toy Stores

Between 2000 and 2002, we renovated a substantial portion of our toy store network in the United States to our “Mission Possible” format. The Mission Possible format enhances store layout by creating a racetrack design, lowering merchandise displays, widening the aisles, and reorganizing merchandise in logical categories to improve shopping patterns. We believe this format enables us to present our merchandise in a more dynamic selling environment and to create a more enjoyable shopping experience for both adults and children.

Imaginarium

Imaginarium was acquired in 1998 to expand the learning and educational toy categories in the “R” Us family of retail stores. Prior to the acquisition of Imaginarium, we did not have the vendor relationships necessary to compete effectively in the learning, creativity and educational toy segments, some of the fastest growing areas of the toy industry in recent years. The addition of an Imaginarium boutique inside of our toy stores was also a key component of the Mission Possible format. We believe these Imaginarium in-store boutiques have enabled us to establish a leadership position in the learning and educational categories. Although we made a decision in 2003 to close the remaining free-standing Imaginarium stores, we intend to continue strengthening and expanding the product offering of the Imaginarium boutiques within our toy stores. In addition, our Toy Box format also includes Imaginarium products. Refer to the section “Growth Initiatives” below for a further discussion of Toy Box.

Merchandise “Worlds” and Customer Service

To further enhance the shopping experience of our guests, we use a merchandise “World” concept in our toy stores in the United States. In 2003, the Worlds consisted of the following:

•	Core Toy, which includes boys and girls toys (dolls and doll accessories, action figures, role play, and vehicles); pre-school toys (pre-school learning, activities and toys); and Imaginarium (educational and developmental products, accessories, games, Animal Alley® plush and puzzles);

•	Seasonal (Christmas, Halloween, summer, bikes, sports, play sets, and other seasonal products);

•	Juvenile (baby products and newborn to age four apparel);

•	R Zone (video game hardware and software, electronics, computer software, related products);

•	Geoffrey’s Box Office (VHS and DVD movies and other content designed to appeal to parents and children); and

•	Apparel (clothing within 387 combo stores with sizes ranging from newborn to age ten).

In the past two years, we have provided our store associates with additional training to deepen their product knowledge and enhance their targeted selling skills in order to improve customer service in our stores.

Flagship Store in Times Square

In November 2001, we opened our Times Square flagship store in New York City. This 110,000 square foot, multi-level store offers guests a vast array of toys and dramatic retail attractions, including a 60-foot tall, indoor Ferris Wheel. We believe that our flagship store provides us with an effective platform for new product launches, increased visibility for the “R” Us brands, and serves to further strengthen our standing with the vendor community.

Although we believe the steps we have taken have strengthened our domestic toy store franchise in several respects, the financial impact of these actions has not been as favorable as we had hoped. Operating income from our toy stores in the United States has declined for a number of years and 2003 results were disappointing. Our recent financial performance was a catalyst for the Strategic Evaluation that the company is currently conducting. This Strategic Evaluation is discussed in further detail on Page 6.

Toys “R” Us – International

Toys “R” Us – International (“International”) operates, licenses and franchises toy stores in 30 foreign countries. These stores generally conform to traditional prototypical designs similar to those used by Toys “R” Us – U.S., typically consisting of approximately 30,000 square feet of space. International utilizes proprietary brands and shopping Worlds within some store locations that have been successful in the United States. The worlds include Imaginarium boutiques, which are known in some countries as “World of Imagination,” and Babies “R” Us boutiques.

As of January 31, 2004, we operated 293 international stores and licensed or franchised 281 international stores. We added 37 new toy stores in 2003, including 31 licensed or franchised stores, and closed seven stores, including five licensed or franchised stores. We intend to add approximately 36 new toy stores in 2004, which includes approximately 27 licensed or franchised stores.

At January 31, 2004, Toys “R” Us – Japan, a licensee of ours, operated three Babies “R” Us stores in Japan. In 2004, Toys “R” Us – Japan intends to open an additional six Babies “R” Us stores.

International has wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom. International intends to pursue opportunities that may arise in these and other countries. Net sales in foreign countries (excluding sales by licensees and franchisees) represented approximately 22% of consolidated net sales in 2003. We are subject to the risks inherent in conducting business across national boundaries, many of which are outside of our control. These risks include the following:

•	Economic downturns;

•	Currency exchange rate and interest rate fluctuations;

•	Changes in governmental policy, including, among others, those relating to taxation;

•	International military, political, diplomatic and terrorist incidents;

•	Government instability;

•	Nationalization of foreign assets; and

•	Tariffs and governmental trade policies.

We cannot ensure that one or more of these factors will not negatively affect International and, as a result, our business and financial performance.

On April 24, 2000, we completed the initial public offering in Japan of shares of Toys “R” Us – Japan. As a result of this transaction, our ownership percentage of Toys “R” Us – Japan was reduced from 80% to 48%. We are no longer in a position to exercise control over operations of Toys “R” Us – Japan. Accordingly, we no longer consolidate the financial statements of Toys “R” Us – Japan, and we have accounted for our investment in the common stock of Toys “R” Us – Japan under the equity method of accounting since April 24, 2000. For further discussion of this transaction, refer to the Note to Consolidated Financial Statements beginning on Page 38.

Babies “R” Us

In 1996, we opened our first Babies “R” Us stores. The acquisition of Baby Superstore in 1997 added 76 locations, and the continued expansion of this brand helped Babies “R” Us become a leader in the specialty baby-juvenile market. These stores operate in a prototypical design consisting of approximately 24,000 to 37,000 square feet of space. Babies “R” Us stores target the pre-natal to infant market by offering room settings of juvenile furniture, such as cribs, dressers, bedding and accessories. In addition, we provide baby gear, such as play yards, booster seats, high chairs, strollers, car seats, infant, toddler and infant plush toys, and gifts. As of January 31, 2004, Babies “R” Us operated 198 specialty baby-juvenile retail locations. The Babies “R” Us stores are designed with low profile merchandise displays in the center of the stores, providing a sweeping view of the entire merchandise selection. Most Babies “R” Us stores devote between 3,000 to 5,000 square feet to specialty name brand and private label clothing and offer a wide range of feeding supplies, health and beauty aids, and infant care products.

In addition, we offer a computerized baby registry service and we believe that Babies “R” Us registers more expectant parents than any other retailer in the domestic market. Our computerized baby registry offers a user-friendly printout as well as other features to guide registrants in making their selections.

Based on demographic data used to determine which markets to enter, we opened 16 Babies “R” Us stores in 2003 and closed one Babies “R” Us store location. As part of our long-range growth plan, we plan to open approximately 20 new Babies “R” Us stores in 2004, some of which will be converted from former Kids “R” Us stores.

Toysrus.com

Toysrus.com sells merchandise to the public via the Internet at www.toysrus.com, www.babiesrus.com, www.imaginarium.com, www.sportsrus.com, and www.personalizedbyrus.com. We opened our on-line doors to the public in 1998. In order to provide better customer service and order fulfillment, we entered into a strategic alliance with Amazon.com, Inc. and launched a co-branded toy store in 2000. Under the strategic alliance, this co-branded store offers toys and video games (Toysrus.com), baby products (Babiesrus.com), and learning and educational products (Imaginarium.com). The strategic alliance agreement, which expires in 2010, combines Toysrus.com’s merchandising expertise and trusted brand name with Amazon.com, Inc.’s strengths in website operations, on-line customer service and reliable fulfillment. Toysrus.com is responsible for merchandising and content for the co-branded stores and identifies, purchases, owns, and manages the inventory. Amazon.com, Inc. handles site development, order fulfillment for most items, customer service, and the housing of Toysrus.com’s inventory in Amazon.com, Inc.’s fulfillment centers in the United States.

Closing of Kids “R” Us and Imaginarium Free-standing Stores

On November 17, 2003, we announced plans to close all 146 of our free-standing Kids “R” Us stores and all 36 of our free-standing Imaginarium stores, as well as three distribution centers that supported these stores. These free-standing stores had incurred significant performance declines in the past few years. This accelerated deterioration in financial performance led to our decision to cease operations in these free-standing stores. We continue to expand our apparel business and Imaginarium boutiques within our Toys “R” Us and Babies “R” Us stores, and we continue to convert existing Toys “R” Us stores in the United States into combo stores. However, we believe that ceasing operations in the free-standing Kids “R” Us and Imaginarium stores will benefit future cash flows and net earnings. The majority of the Kids “R” Us facilities were closed on or before January 31, 2004. The remaining 44 Kids “R” Us stores will remain open for a short period of time subsequent to January 31, 2004 in order to liquidate certain apparel inventories. All 36 Imaginarium stores have closed and most of the leases have terminated with the remaining lease terminations under negotiation.

On March 2, 2004, we entered into an agreement with Office Depot, Inc. under which Office Depot, Inc. agreed to acquire 124 of our former Kids “R” Us store locations for $197 million in cash, before commissions and fees, plus the assumption of lease payments and other obligations. The 124 stores include properties owned by us as well as stores with ground or operating leases. This transaction is expected to close in phases during 2004 and will be recorded in our consolidated financial statements at that time. The transaction with Office Depot, Inc. largely completes the disposition of the Kids “R” Us real estate portfolio. We have set aside up to 14 stores for conversion to Babies “R” Us over the next two years. In addition, five of the Kids “R” Us stores had leases that ended on January 31, 2004. Thus, only three leased stores remain and all of these leases expire in less than 48 months.

Details of restructuring and other charges, as well as other strategic initiatives, are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 14 and within the Note to Consolidated Financial Statements beginning on Page 35.

Growth Initiatives

Toys “R” Us Toy Box

In 2001, we began testing a concept called Toys “R” Us Toy Box in a limited number of grocery stores. The Toy Box concept consists of approximately 40 to 70 linear feet of space containing an assortment of smaller toy items with price points generally below $25. In 2003, we signed a multi-year deal with Albertson’s, Inc. to become the exclusive toy provider for its food and drug stores. Under the agreement, Toys “R” Us will have a permanent branded and, in some cases, a non-branded presence year-round in these store locations. The branded presence of Toys “R” Us will be executed via this “store-within-a-store” concept. Our goal is to use this concept to offer guests a compelling selection of popular toys at the place where, we believe, they shop most frequently, grocery stores.

At January 31, 2004, we had opened approximately 900 toy sections across Albertson’s, Inc. store locations. We expect to complete the rollout in the first half of 2004, when we expect to have approximately 2,000 toy sections in Albertson’s, Inc. store locations.

Geoffrey Stores

In 2002, we opened four Geoffrey stores in the United States, including conversions of two existing Toys “R” Us stores. These stores combine elements of Toys “R” Us, Babies “R” Us, and apparel in a 40,000 to 45,000 square foot format. These stores also incorporate new concepts such as party rooms, activity centers, haircut and styling salons, photo studios, and play areas. In 2003, we incorporated certain Geoffrey elements into 13 existing Toys “R” Us – U.S. stores. We plan to open one new Geoffrey store in 2004.

Strategic Evaluation

We are currently in the process of conducting a thorough strategic evaluation of all of our worldwide assets and operations to determine the optimal configuration and use of our resources. We have retained Credit Suisse First Boston LLC as our financial advisor to assist us in this process. We have also retained experts in appropriate disciplines to provide appraisals of our real estate assets and other holdings.

The fact-finding phase of the evaluation is underway. Once we have gathered all of the necessary valuations and other relevant information, management will begin a process of reviewing all of the strategic alternatives and make its recommendations to the Board of Directors. We anticipate that this review process will be completed later in 2004.

Financial Information About Industry Segments

Information about industry segments is set forth within the Note to the Consolidated Financial Statements entitled “SEGMENTS” beginning on Page 52.

Distribution Centers

In the United States, our stores are supported by 12 distribution centers, which average approximately 750,000 square feet in size, and are strategically located throughout the United States to efficiently support our stores. We also operate eight International distribution centers that support our International toy stores.

These distribution centers employ warehouse management systems and material handling equipment that help to minimize overall inventory levels and distribution costs. Certain product processing and ticketing activities are performed at the distribution centers in order to improve store labor efficiency, thereby allowing store employees to concentrate on guest service and store presentation.

We believe the flexibility afforded by our warehouse/distribution system and by the ownership of a majority of our fleet of trucks used to distribute merchandise provides us with operating efficiencies and the ability to maintain a better in-stock inventory position at our stores. We are currently implementing initiatives to improve our supply chain management and to optimize our inventory assortment. We are also expanding our automated replenishment system to improve inventory turnover.

Trademarks

“TOYS “R” US”®, “BABIES “R” US” ®, “IMAGINARIUM” ®, and “GEOFFREY” ®, as well as variations of our family of “R” Us marks, either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. We believe that our rights to these properties are adequately protected.

Risks Associated with Our Business

Seasonality

Our worldwide toy business is highly seasonal with net sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 45% of the net sales from our worldwide toy business and a substantial portion of the operating earnings and cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. If less than satisfactory net sales, operating earnings or cash flows from operations are achieved during the key fourth quarter, we may not be able to compensate sufficiently for the lower net sales, operating earnings, or cash flows from operations during the first three quarters of the fiscal year. Our Babies “R” Us business is not significantly impacted by seasonality.

For further detail regarding the seasonal nature of our business, refer to the tabular presentation in the “Quarterly Results of Financial Operations” section at the end of Item 8 on Page 57.

Liquidity and Capital Requirements

We have significant liquidity and capital requirements. Among other things, the seasonality of our toy business requires us to purchase merchandise well in advance of the holiday selling season. We depend on our ability to generate cash flow from operations as well as borrowings from our unsecured revolving credit facilities to finance the carrying costs of this inventory, to pay for capital expenditures, and to maintain operations. Standard & Poor’s and Moody’s rate our debt as non-investment grade. There is a risk that these ratings may be lowered again in the future. Our current credit ratings could (1) negatively impact our ability to finance our operations on satisfactory terms; (2) have the effect of increasing our financing costs; and (3) have the effect of slightly increasing our insurance premiums and collateral requirements necessary for our self-insured programs. We currently have adequate sources of funds to provide for our ongoing operations and capital requirements; however, any inability to have future access to financing, when needed, could have a negative effect on the financial condition and results of our operations.

For a discussion of our liquidity and capital resource requirements, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on Page 20.

Competition

The retailing industry is highly competitive and our results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, additional competitor store openings, and other factors. We compete with discount and mass merchandisers, such as Wal-Mart, Target, and Kmart; electronic retailers, such as Best Buy and Circuit City; national and regional chains; as well as local retailers in the market areas we serve. Competition is principally based on price, store location, advertising and promotion, product selection, quality, and service. Some of our competitors may have greater financial resources, lower merchandise acquisition costs, and lower operating expenses than our company. If we fail to compete successfully, we could face lower net sales and may decide to offer greater discounts to our guests, which could result in decreased profitability.

Most of the merchandise we sell is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to build traffic for other store departments. We seek to address these competitive tactics and attract more guests by continually building brand image and by offering exclusive products, high value items, and the best available selection of toys and toy-related products relative to the discount and mass merchandisers.

In addition, competition in the retail apparel business consists of national and local department stores, specialty and discount store chains, as well as Internet and catalog businesses. Our apparel business is vulnerable to demand and pricing shifts and to less than optimal selection as a result of these factors. We review our merchandise assortments in order to identify slow-moving items and use markdowns to clear such inventory.

Strategic Initiatives

We continue to implement a series of guest-oriented strategic programs designed to differentiate and strengthen our core merchandise content and service levels. We are also continuing with plans to reduce and optimize our operating expense structure. The success of these plans will depend on various factors including the appeal of renovated store formats, our ability to offer new products to guests, and competitive and economic conditions. If we are unsuccessful at implementing some or all of our strategic initiatives, we may be unable to retain or attract guests, which could result in lower net sales and a failure to realize the benefit of the sizeable expenditures incurred for these initiatives. Also refer to the section entitled “Strategic Evaluation” on Page 6.

Consumer Preferences

Our financial performance depends on our ability to identify, originate, and define product trends, as well as to anticipate, gauge, and react to changing consumer demands in a timely manner. Our toy and other products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. We cannot guarantee our ability to continue to meet changing consumer demands in the future. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for other products. In addition, because we place orders for products well in advance of purchases by guests, we could experience excess inventory if our guests purchase fewer products than anticipated. The retail apparel business fluctuates according to changes in consumer preferences dictated in part by fashion, perceived value, and season. These fluctuations affect the merchandise in stock since purchase orders are made well in advance of the season and, at times, before fashion trends and high-demand brands are evidenced by consumer purchases.

Consumer Spending

Sales of toys and other products may depend upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence, and other factors beyond our control. A decline in consumer spending could, among other things, negatively affect our net sales and could also result in excess inventories, which could in turn lead to increased inventory financing expenses. As a result, changes in consumer spending patterns could adversely affect our profitability.

Age Compression Trend

Toy sales may be negatively impacted by “age compression,” which is the acceleration of children abandoning traditional toy categories at increasingly younger ages for more sophisticated products, such as cell phones, DVD players, CD players, MP3 devices, and other electronic products. The age compression pattern tends to decrease consumer demand for traditional toys. To the extent that we cannot offer guests more sophisticated products or that the more sophisticated items are also available at a wider range of retailers than our traditional competitors, our sales and profitability could be detrimentally affected and we could experience excess inventories.

Vendor Relationships

We have more than 2,000 vendor relationships through which we procure the merchandise that we offer to guests. For 2003, our top 20 vendors, based on our purchase volume, represented approximately 45% of the total products we purchased. The concentration of goods coming from a limited number of vendors could negatively affect our business if our relationship deteriorated with this group of vendors. If we were unable to negotiate reasonable terms to acquire merchandise from this group of vendors and then fail to obtain similar products from alternative sources, our net sales and profitability would be negatively affected.

Product Sourcing

A significant portion of the toys and other products sold by us are manufactured outside of the United States, primarily in Asia. As a result, any event causing a disruption of imports, including the imposition of import restrictions or trade restrictions in the form of tariffs or otherwise, acts of war, or terrorism could increase the cost and reduce the supply of products available to us, which could, in turn, negatively affect our net sales and profitability.

Internet Operations

The success of our on-line business depends on our ability to provide quality service to our Internet guests and on our strategic alliance with Amazon.com, Inc. If our relationship with Amazon.com, Inc. deteriorated in a material way, it could have a negative impact on our on-line business. If our strategic alliance ended and we were unable to provide the same level of website and fulfillment services ourselves or through another third party, our net sales and profitability would be negatively affected.

Information Technology Systems

We depend upon our information technology systems in the conduct of our operations. We are in the process of upgrading the inventory management, distribution and supply chain management systems, our point of sale systems, as well as other essential information technology. We spent approximately $100 million in each of the last three years on information technology. Implementation of new systems and enhancements to existing systems could cause disruptions in our operations. If our major information systems fail to perform as anticipated, we could experience difficulties in replenishing inventories or in delivering toys and other products to store locations in response to consumer demands. Any of these or other systems related problems could, in turn, adversely affect our net sales and profitability.

Employees

At January 31, 2004, we employed approximately 65,000 full-time and part-time individuals. Due to the seasonality of our business, we employed approximately 113,000 full-time and part-time employees during the 2003 holiday season.

Available Information

Our investor relations website is www.toysrusinc.com. We make available on this website under “INVESTOR RELATIONS, SEC Filings,” free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports as soon as reasonably practicable after we electronically file with or furnish such material to the United States Securities and Exchange Commission.

Our Corporate Governance Guidelines and the charters for our Audit Committee, Corporate Governance and Nominating Committee, Compensation and Organizational Development Committee and Executive Committee may also be found on our investor relations website at www.toysrusinc.com. In addition, our website contains the Toys “R” Us, Inc. and Subsidiaries Code of Ethical Standards and Business Practices and Conduct (Code of Ethics), which is our code of ethics and conduct for our directors, officers and employees. Any waivers to our Code of Ethics for our directors and officers will be promptly disclosed on our website. These materials are also available in print to any stockholder who requests them by writing to: Toys “R” Us, Inc., One Geoffrey Way, Wayne, New Jersey 07470, Attention: Investor Relations.

Forward Looking Statements

This Form 10-K contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases. These statements discuss, among other things, our strategy, store openings and renovations, future financial or operational performance, anticipated cost savings, results of store closings and restructurings, anticipated domestic or international development, and other goals and targets. These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of our business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, availability of adequate financing, our dependence on key vendors for our merchandise, international events affecting the delivery of toys and other products to our stores, economic, political and other developments associated with our international operations, and risks, uncertainties and factors set forth in our reports and documents filed with the United States Securities and Exchange Commission. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

ITEM 2.    PROPERTIES

The following summarizes our worldwide operating store and distribution center facilities as of January 31, 2004 (excluding International licensed and franchised stores):

	Owned	Ground Leased (a)	Leased	Total
Stores:
Toys “R” Us (b)	314	152	219	685
International	83	20	190	293
Babies “R” Us	28	63	107	198
Kids “R” Us (c)	19	7	18	44

	444	242	534	1,220
Distribution Centers:
United States	8	—	4	12
International	5	—	3	8

	13	—	7	20

Total Operating Stores and Distribution Centers	457	242	541	1,240

(a)	Owned buildings on leased land.
(b)	Includes Geoffrey stores.
(c)	Stores to close in 2004.

In 2003, we consolidated five New Jersey store support center facilities into our Global Store Support Center facility in Wayne, New Jersey, which is financed under a lease arrangement commonly referred to as a “synthetic lease.” Further details of the recent consolidation of these store support facilities into the Global Store Support Center facility and the “synthetic lease” are described within the Notes to Consolidated Financial Statements on Pages 36 and 46. We also utilize other facilities worldwide for administrative and store support purposes.

We have former stores and distribution centers that are no longer part of our operations. Approximately 50% of these locations are owned and the rest are leased. We have tenants in about half of these locations, and for those without tenants, we continue to market the facilities for disposition. The net costs associated with these locations are reflected in our consolidated financial statements, but are not listed above.

For further information regarding properties, refer to the Note to Consolidated Financial Statements entitled “LEASES” included on Page 46 and Exhibit No. 13.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, in the ordinary course of business, we are involved in various legal proceedings, including commercial disputes, personal injury claims and employment issues. We do not believe that any of these proceedings will have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of stockholders during the fourth quarter of the fiscal year ending January 31, 2004.

Executive Officers of the Registrant

Information with respect to our directors is incorporated herein by reference to the section, “Directors’ Proposal to Elect Directors,” in our 2004 Proxy Statement.

a) The following persons are our Executive Officers, having been elected to their respective offices by our Board of Directors:

Name	Age	Position with the registrant
John H. Eyler, Jr.	56	Chairman of the Board, President and Chief Executive Officer

Raymond L. Arthur	45	President – Toysrus.com

John Barbour	44	Executive Vice President – President – Toys “R” Us International

Francesca L. Brockett	44	Executive Vice President – Strategic Planning / Business Development

Deborah M. Derby	40	Executive Vice President – Human Resources

James E. Feldt	49	Executive Vice President – President – Merchandising and Marketing, Toys “R” Us U.S.

John Holohan	47	Executive Vice President – Chief Information Officer

Christopher K. Kay	51	Executive Vice President – Operations and Corporate Secretary

Warren F. Kornblum	51	Executive Vice President – Chief Marketing Officer

Richard L. Markee	50	Vice Chairman of Toys “R” Us, Inc.; President – Toys “R” Us U.S.

Elliott Wahle	52	President – Babies “R” Us and Kids “R” Us

b) The following is a brief description of the business experience during the past five years for each of our Executive Officers:

We have employed Mr. Eyler since January 2000. Effective June 2001, he became Chairman of the Board in addition to President and Chief Executive Officer. From January 2000 to June 2001, he was President and Chief Executive Officer. Prior to his employment with us, he served as Chairman and Chief Executive Officer of FAO Schwarz. He had held this position since prior to January 2000.

We have employed Mr. Arthur since January 1999. In January 2002, he was appointed President – Toysrus.com, Inc. From October 2000 through January 2002, he served as Senior Vice President – Chief Financial Officer of Toysrus.com, Inc. From May 2000 to October 2000, he was Vice President – Finance and Administration of Toysrus.com, Inc. From April 2000 to May 2000, he was Vice President – Controller of Toysrus.com, Inc. From January 1999 to April 2000, he was Vice-President – Controller of Toys “R” Us, Inc.

We have employed Mr. Barbour since August 1999. Effective January 2002, he was appointed Executive Vice President – President – Toys “R” Us International. From August 1999 to January 2002, he served as President and Chief Executive Officer of Toysrus.com, Inc. From January 1999 to August 1999, he served as Chief Executive Officer of OddzOn, a division of Hasbro, Inc.

We have employed Ms. Brockett since September 1998. Effective October 2000, she was appointed Executive Vice President – Strategic Planning / Business Development. From September 1998 to October 2000, she was Senior Vice President – Strategic Planning / Business Development.

We have employed Ms. Derby since June 2000. Effective May 2003, she was appointed as Executive Vice President – Human Resources. From November 2002 to May 2003, she served as Senior Vice President, Associate Relations and Organizational Development. From January 2002 to November 2002, she was Vice President, Associate Relations. From June 2000 to January 2002, she was Vice President – Human Resources for Babies “R” Us. From 1999 to May 2000, she was Corporate Director, Compensation and Benefits at Whirlpool Corporation.

We have employed Mr. Feldt since March 1999. Effective March 2000, he was appointed Executive Vice President – President – Merchandising and Marketing, Toys “R” Us U.S. From March 1999 to March 2000, he was Executive Vice President – Merchandising of Toys “R” Us U.S.

We have employed Mr. Holohan since February 1999. Effective May 2002, he was appointed Executive Vice President – Chief Information Officer. From February 1999 to May 2002, he served as Senior Vice President – Chief Information Officer.

We have employed Mr. Kay since September 2000. Effective September 2003, he was appointed Executive Vice President – Operations and Corporate Secretary. From January 2002 to September 2003, he served as Executive Vice President – Operations and General Counsel in addition to Corporate Secretary. From September 2000 to January 2002, he served as Executive Vice President – General Counsel and Corporate Secretary. Prior to September 2000, he was a partner in the law firm of Kay, Gronek & Latham.

We have employed Mr. Kornblum since January 1999. Effective January 2002, he was appointed Executive Vice President – Chief Marketing Officer. From March 2000 to January 2002, he served as Executive Vice President – Worldwide Marketing and Brand Management. From January 1999 to March 2000, he was Senior Vice President and Chief Marketing Officer.

We have employed Mr. Markee since 1990. Effective May 2003, he became Vice Chairman of Toys “R” Us, Inc.; President – Toys “R” Us U.S. From January 2002 to May 2003, he was Executive Vice President – President – Specialty Businesses and International Operations. From October 1999 to January 2002, he served as Executive Vice President, President of Babies “R” Us and Chairman of Kids “R” Us. From prior to 1999 to October 1999, he served as Executive Vice President, President of the Babies “R” Us Division and President of the Kids “R” Us Division.

We have employed Mr. Wahle since December 2000. Effective March 2003, he was appointed President – Babies “R” Us and Kids “R” Us. From September 2002 to March 2003, he served as President – Babies “R” Us. From December 2000 until September 2002, he served as Vice President and General Manager – Times Square, Toys “R” Us U.S. From August 1995 until February 2000, he was President and Chief Executive Officer of Dylex Limited.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “TOY.” The following table sets forth, for the periods indicated, the high and low sales prices (rounded to the nearest hundredth) as reported on the New York Stock Exchange composite tape since February 2, 2002.

	Sale Price of Common Stock
	2003		2002
Quarter	High	Low	High	Low
4th Quarter	$14.85	$10.21	$14.10	$9.00
3rd Quarter	14.80	10.84	14.31	8.51
2nd Quarter	13.30	10.40	18.60	12.32
1st Quarter	10.52	7.70	20.75	15.90

We have not paid any cash dividends on our common stock. Our Board of Directors periodically reviews whether to pay dividends and any decision to pay dividends will depend upon our earnings, financial condition, and other factors.

We had approximately 31,820 stockholders of record on March 15, 2004.

Information regarding our equity compensation plans is hereby incorporated by reference to the section “Equity Compensation – Plan Information” in our 2004 Proxy Statement.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data is hereby incorporated by reference to Exhibit No. 13.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to provide the reader of our financial statements with a narrative discussion about our business, and is presented in five sections: Overview, Results of Operations, Restructuring and Other Charges, Liquidity and Capital Resources, and Critical Accounting Policies.

OVERVIEW

Our Business

Our company generates sales, earnings and cash flows by retailing specialty children’s products worldwide. We operate all of our retail stores in the United States, as well as approximately 50% of our branded retail stores internationally. As of January 31, 2004, there were 1,501 “R” Us branded retail stores operating worldwide in the following formats:

•	685 Toys “R” Us specialty toy stores throughout the United States, including four Geoffrey stores, offering toy, baby-juvenile, and children’s clothing products;

•	574 international Toys “R” Us specialty toy stores, 281 of which are licensed or franchised;

•	198 Babies “R” Us specialty baby-juvenile stores in the United States; and

•	44 Kids “R” Us children’s clothing stores, all of which will close during the first half of 2004.

In addition to the above, we sell merchandise through our Internet sites at www.toysrus.com, www.babiesrus.com, www.imaginarium.com, www.sportsrus.com, and www.personalizedbyrus.com.

Opportunities, Challenges, and Risks

As a worldwide retailer of specialty goods, we are faced with significant opportunities, as well as challenges and risks.

We believe our major opportunities are as follows:

•	Babies “R” Us growth – We believe that continued growth opportunities exist in the United States for Babies “R” Us. We opened 16 Babies “R” Us stores in the United States in 2003 and operated 198 stores in the United States as of January 31, 2004. We plan to open approximately 20 additional stores in the United States in 2004.

•	International growth – We believe that growth opportunities exist outside of the United States for the Toys “R” Us store format. During 2003, 37 Toys “R” Us stores were opened internationally, of which six are operated by us. We plan to open approximately 36 additional Toys “R” Us stores internationally in 2004, of which approximately nine will be operated by us. In addition, Toys “R” Us – Japan, an equity investee of ours, operated three Babies “R” Us stores as of January 31, 2004 and plans to open six additional Babies “R” Us stores in Japan in 2004.

•	New business opportunities – We continue to develop our newest businesses, Geoffrey and Toy Box, and continue to focus on new business ideas to maximize assets and shareholder value.

•	Strategic evaluation – We are currently in the process of conducting a thorough strategic evaluation of all of our assets and operations in order to determine the optimal configuration and use of these resources. We expect this process to be completed during 2004.

We believe the following are our principal challenges and risks, predominantly for our Toys “R” Us – U.S. division:

•

Increased competition – Our businesses operate in a highly and increasingly competitive retail market. We compete with discount and mass merchandisers, national and regional chains and department stores, local retailers in the market areas we serve, and Internet and catalog businesses. We compete on the basis of selection, variety and availability of product, guest service, and price. Price competition in the United States toy retailing business was extremely intense during the 2003 holiday season. Leading discounters elected to sell a number of the season’s most popular toys below our invoice cost for these items. In order to protect our market share, we elected to match the discounters’ prices in many cases. Although we believe we were successful in maintaining market share in the core toy categories, our margins and operating profits were adversely impacted during the 2003 holiday season. Currently, the leading discounters are estimated to account for less than 40% of total sales in the United States toy market; however, as their share increases, we are likely to experience ongoing pricing pressures. We believe that success in this competitive environment can be achieved through enhancing the shopping experience for our guests, superior inventory management, close cooperation with vendors, strengthening brand loyalty, and competitive pricing. We also continue to focus on strengthening our relationships with our vendors.

•	Spending Patterns and Age Compression – Toy sales may be negatively impacted by “age compression,” which is the acceleration of children leaving traditional play categories at increasingly younger ages for more sophisticated products such as cell phones, DVD players, CD players, MP3 devices, and other electronic products. The age compression pattern tends to decrease consumer demand for traditional toys. To the extent that we cannot offer consumers more sophisticated products or that these more sophisticated items are also available at a wider range of retailers than our traditional competitors, our sales and profitability could be detrimentally affected and we could experience excess inventories.

•	Video game business – The video game category is a significant piece of our worldwide toy store business. Over the course of a video cycle, from release of a video platform until the release of the next generation of video platforms, video games have tended to account for 10-20% of our domestic toy store sales. The peak of the current cycle occurred in 2001 when video represented more than 19% of domestic toy sales for the year. We have seen significant declines in sales in this category during the last two years, primarily as a result of price deflation on video game platforms released in 2001, as well as the impact of the maturation of this category. In addition, competition in the video game market has increased as the discounters have expanded and specialty players, such as Best Buy, Electronics Boutique and Gamestop, have all experienced significant growth. The next significant video game platform release is not expected to occur until 2005; therefore, it is likely that our video sales will decline again in 2004. We will continue to focus on having the best available selection for children and families.

•	Seasonality – Our worldwide toy store business is highly seasonal with net sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 45% of the net sales from our worldwide toy store business and a substantial portion of the operating earnings and cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. If less than satisfactory net sales, operating earnings or cash flows from operations are achieved during the key fourth quarter, we may not be able to compensate sufficiently for the lower net sales, operating earnings, or cash flows from operations during the first three quarters of the fiscal year. Our Babies “R” Us business is not significantly impacted by seasonality.

RESULTS OF OPERATIONS

Consolidated net earnings were $88 million, or $0.41 per diluted share, for the year ended January 31, 2004, $229 million, or $1.09 per diluted share, for the year ended February 1, 2003, and $67 million, or $0.33 per diluted share, for the year ended February 2, 2002.

Our 2003 consolidated financial statements were impacted by the implementation of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). Under this new guidance, amounts received from vendors are considered a reduction of product cost, unless certain restrictive provisions are met. EITF 02-16 was effective for all new arrangements, and modifications to existing arrangements, entered into after December 31, 2002. Beginning in 2003, we began to treat cooperative advertising arrangements as a reduction of product cost. Our 2002 consolidated financial statements have not been restated as part of the adoption of EITF 02-16 since the provisions of EITF 02-16 did not permit restatement.

Our consolidated financial statements for 2003 and 2001 also include restructuring and other charges, some of which are recorded in cost of sales. In addition, our consolidated financial statements for 2003 include depreciation that was accelerated during the closing periods of the Kids “R” Us stores. Refer to the Note to Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES” beginning on Page 35 for further details.

To better understand how EITF 02-16 impacted our results, we adjusted our 2003 reported results, including our results by segment, to a non-GAAP presentation below to be comparable with our reported results for 2002 and 2001:

	Fiscal Year
(In millions, except per share data)	2003, as reported	Adjustments	2003, excluding impact of EITF 02-16	2002, as reported	2001, as reported
Net sales	$11,566	$—	$11,566	$11,305	$11,019
Cost of sales	7,849	175	8,024	7,799	7,604

Gross margin	3,717	(175)	3,542	3,506	3,415

Selling, general and administrative expenses	3,022	(225)	2,797	2,718	2,721
Depreciation and amortization	348	—	348	317	308
Restructuring and other charges	85	—	85	—	186

Total operating expenses	3,455	(225)	3,230	3,035	3,215

Operating earnings	262	50	312	471	200

Other (expense) income:
Interest expense	(142)	—	(142)	(119)	(117)
Interest and other income	15	—	15	9	8
Gain from sale of Toysrus.com – Japan	3	—	3	—	—

Earnings before income taxes	138	50	188	361	91
Income taxes	50	18	68	132	24

Net earnings	$88	$32	$120	$229	$67

Basic earnings per share	$0.41	$0.15	$0.56	$1.10	$0.34

Diluted earnings per share	$0.41	$0.15	$0.56	$1.09	$0.33

	Fiscal Year
(In millions)	2003, as reported	Adjustments	2003, excluding impact of EITF 02-16	2002, as reported	2001, as reported
Net sales
Toys “R” Us – U.S.	$6,476		$6,476	$6,755	$6,877
Toys “R” Us – International	2,528		2,528	2,161	1,889
Babies “R” Us	1,763		1,763	1,595	1,421
Toysrus.com	376		376	340	277
Kids “R” Us	423		423	454	555

Total	$11,566		$11,566	$11,305	$11,019

Operating earnings / (loss)
Toys “R” Us – U.S.	$119	$31	$150	$275	$308
Toys “R” Us – International	173	15	188	160	131
Babies “R” Us	202	4	206	174	138
Toysrus.com, net of minority interest	(18)	—	(18)	(37)	(76)
Kids “R” Us (1)	(65)	—	(65)	(26)	(30)
Other (2)	(64)	—	(64)	(75)	(85)
Restructuring and other charges	(85)	—	(85)	—	(186)

Operating earnings	262	50	312	471	200

Interest expense – net	(127)	—	(127)	(110)	(109)
Gain from sale of Toysrus.com – Japan	3	—	3	—	—

Earnings before income taxes	$138	$50	$188	$361	$91

(1) –	Includes markdowns of $49 million and accelerated depreciation of $24 million in 2003 related to the closing of all stores.
(2) –	Includes corporate expenses, the operating results of Toy Box, and the equity in net earnings of Toys “R” Us – Japan.

Comparable Store Sales Performance

	Increase/(decrease)
(In local currencies)	2003	2002	2001
Toys “R” Us – U.S.	(3.6)%	(1.3)%	(1.3)%
Toys “R” Us – International	2.1%	5.9%	5.0%
Babies “R” Us	2.8%	2.7%	1.5%
Kids “R” Us	(9.8)%	(10.1)%	(5.0)%

Consolidated	(1.0)%	0.3%	(1.0)%

Sales

Consolidated net sales increased 2.3% in 2003 and 2.6% in 2002. Excluding the impact of foreign currency translation, consolidated net sales decreased 0.6% to $11.23 billion in 2003 following a 1.2% increase to $11.16 billion in 2002. The decrease in consolidated net sales in 2003, after excluding the impact of foreign currency translation, was primarily due to the decrease in sales in the Toys “R” Us – U.S. division, which was partially offset by increases from our Babies “R” Us and International divisions. The decline in sales for 2003 and 2002 in the Toys “R” Us – U.S. division was primarily due to a decrease in net sales of video game products which decreased 20% in 2003 and 12% in 2002.

The decline in our video game business for both 2003 and 2002 is the result of price deflation of video game hardware, as well as the maturation of the most current video game platforms released in 2001: Microsoft X-Box,

Nintendo Gamecube, and Nintendo Gameboy Advance. We expect the next video game platforms, such as the Sony Playstation 3 and the Sony handheld PSP, to be introduced in 2005.

The increase in consolidated net sales in 2002, after excluding the impact of foreign currency translation, was primarily the result of increased comparable store sales, in local currency, from our International division, as well as the addition of new Babies “R” Us stores.

Below are selected items from our consolidated statements of earnings, as a percentage of net sales:

	Percentage of Sales
	2003, as reported	Adjustments	2003, excluding impact of EITF 02-16	2002, as reported	2001, as reported
Net sales	100.0%	0.0%	100.0%	100.0%	100.0%
Cost of sales	67.9%	1.5%	69.4%	69.0%	69.0%
Gross margin	32.1%	-1.5%	30.6%	31.0%	31.0%
Selling, general and administrative expenses	26.1%	-1.9%	24.2%	24.0%	24.7%
Operating earnings	2.3%	0.4%	2.7%	4.2%	1.8%

Earnings before income taxes	1.2%	0.4%	1.6%	3.2%	0.8%
Income taxes	0.4%	0.2%	0.6%	1.2%	0.2%
Net earnings	0.8%	0.3%	1.0%	2.0%	0.6%

Cost of Sales and Gross Margin

Consolidated gross margin, as a percentage of sales, increased by 1.1 percentage points during 2003 and remained unchanged in 2002. Consolidated gross margin for 2003 was impacted by the implementation of EITF 02-16. In addition, consolidated cost of sales included store closing inventory markdowns of $49 million in 2003, and $27 million in 2001. Consolidated gross margin as a percentage of sales for 2003, excluding the impact of EITF 02-16, decreased by 0.4 percentage points. Gross margin for the Toys “R” Us – U.S. division increased by 0.8 percentage points to 30.1% of net sales and was impacted by the implementation of EITF 02-16, which increased gross margin by 1.5 percentage points. Gross margin for the Toys “R” Us – U.S. division, excluding the impact of EITF 02-16, decreased by 0.7 percentage points to 28.6% of net sales. For 2002, the Toys “R” Us – U.S. division reported a decline of 0.8% in gross margin, to 29.3% of net sales.

The declines in gross margin for the Toys “R” Us – U.S. division for 2003 and 2002 were primarily attributable to higher inventory markdowns, both for competitive purposes during the highly promotional and competitive fourth quarters of both years, and to manage inventory levels during these periods. The declines in gross margin for the Toys “R” Us – U.S. division in 2003 and 2002 were offset by increases in gross margin from other divisions in both years. Babies “R” Us reported a 0.8 percentage point increase in gross margin in 2003, after excluding the impact of EITF 02-16, and a 1.0 percentage point increase in 2002, which was primarily driven by favorable shifts in the sales mix. Toysrus.com reported a 2.3 percentage point increase in gross margin in 2003 and a 2.7 percentage point increase in 2002, due to a favorable shift in the sales mix.

We record the costs associated with operating our distribution network as a part of consolidated selling, general, and administrative expenses (SG&A), including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated gross margin may not be comparable to the gross margin of other retailers that include similar costs in their cost of sales. Credits and allowances received from vendors are recognized in consolidated cost of sales and have a positive impact on our consolidated gross margin.

Selling, General and Administrative Expenses

Consolidated SG&A expense as a percentage of sales for 2003 increased 2.1 percentage points, but was impacted by the implementation of EITF 02-16. Consolidated SG&A, excluding the impact of EITF 02-16, increased by 0.2 percentage points in 2003, and decreased by 0.7 percentage points in 2002. The increase in

2003, as a percentage of net sales, was primarily driven by the sales decrease of $279 million versus 2002 in the Toys “R” Us – U.S. division, which was partially offset by continued emphasis on expense control, such as the implementation of shared services in a variety of functions in 2002. SG&A as a percentage of sales for 2001 reflects the impact of strategic investments we made in our businesses, including the renovation of our toy stores to the Mission Possible format in the United States, and various guest-focused initiatives.

Depreciation and Amortization

The increase in depreciation and amortization of $31 million for 2003 included $24 million of depreciation during the fourth quarter of 2003 that was accelerated through the closing periods for the free-standing Kids “R” Us stores. Depreciation and amortization for 2001 included $13 million related to the amortization of goodwill. We ceased amortizing goodwill on February 3, 2002 when we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). Refer to the Note to Consolidated Financial Statements entitled “GOODWILL” on Page 38 for further details on the adoption of SFAS No. 142. Therefore, excluding the 2001 goodwill amortization, depreciation and amortization increased by $22 million for 2002. This increase was primarily due to our Mission Possible store remodeling program, new store openings, and strategic investments to improve our information technology systems. These increases were partially offset by the impact of closed stores.

Interest Expense

Interest expense increased by $23 million for 2003 and by $2 million for 2002. The increases in interest expense are mainly attributable to the increased long-term debt borrowings as a result of our initiative to refinance shorter-term debt. Refer to the section “LIQUIDITY AND CAPITAL RESOURCES” for further details.

Income Taxes

Our effective tax rate was 36.5% for 2003, 36.5% for 2002, and 26.9% for 2001. The 2001 effective tax rate reflects the impact of the reversal of restructuring reserves that had previously provided no tax benefit. Our effective tax rate includes reserves for items that we believe could be challenged by taxing authorities. Refer to the section “CRITICAL ACCOUNTING POLICIES – Income Taxes” and the Note to Consolidated Financial Statements entitled “INCOME TAXES” beginning on Page 47 for further details.

Other

Foreign currency translation had a 4% favorable impact on our consolidated net earnings for 2003 and 2002 and had a favorable impact on our operating earnings for the International Division of 14% in 2003 and 12% in 2002. Inflation did not have a significant impact on our consolidated net earnings in 2003, 2002 or 2001.

RESTRUCTURING AND OTHER CHARGES

On November 17, 2003, we announced our decision to close all 146 of our free-standing Kids “R” Us stores and all 36 of our free-standing Imaginarium stores, as well as three distribution centers that support these stores. These free-standing stores incurred significant performance declines in the past few years. This accelerated deterioration in financial performance led to our decision to cease operations in these free-standing stores. While we continue to expand our apparel business and Imaginarium boutiques within our Toys “R” Us and Babies “R” Us stores, we believe that ceasing operations in the free-standing Kids “R” Us and Imaginarium stores will have a favorable impact on future cash flows and net earnings.

As of January 31, 2004, all of the free-standing Imaginarium stores were closed. Most of the leases have been terminated, with the remaining terminations under negotiation. 102 of the Kids “R” Us facilities were closed on or before January 31, 2004, and the remaining 44 locations will close during the first half of 2004. We plan to convert up to 14 of the former Kids “R” Us locations to Babies “R” Us stores over the next two years. In addition, five former Kids “R” Us stores had leases that ended on January 31, 2004. On March 2, 2004, we entered into an agreement with Office Depot, Inc. under which Office Depot, Inc. has agreed to acquire 124 of the former Kids “R” Us stores for $197 million in cash, before commissions and fees, plus the assumption of lease payments and other obligations. This transaction is expected to close in phases throughout 2004 and will be recorded in our consolidated financial statements upon closing. We are currently marketing the remaining three former Kids “R” Us store properties for disposition.

We recorded costs and charges of $147 million in the fourth quarter of 2003 for the closing of the free-standing Kids “R” Us and Imaginarium stores, and we expect to record additional charges of approximately $25 million during 2004.

In 2001, we recorded charges to close 27 Toys “R” Us stores and 37 Kids “R” Us stores, all of which have closed. In conjunction with most of the Kids “R” Us store closings, we converted the nearest Toys “R” Us store into a Toys “R” Us combo store, which combines our toy offering with approximately 5,500 square feet of apparel offering. Also, as part of this plan, we eliminated approximately 1,700 staff positions in our stores and headquarters and consolidated five of our store support center facilities into our current Global Store Support Center facility in Wayne, New Jersey. We have obtained a signed letter of intent to sell our former store support center facility in Montvale, New Jersey to a third party, and we continue to aggressively pursue a sub-tenant for our former store support center facilities in Paramus and Fort Lee, New Jersey. We recorded net charges of $213 million in the fourth quarter of 2001 for these initiatives and have recorded additional net charges of $13 million in 2003 and $10 million in 2002, primarily related to the disposition of the real estate properties discussed above.

Refer to the Note to Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES” beginning on Page 35 for further details.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow provided from operations, our existing cash balances, and our revolving credit facilities. The seasonal nature of our business typically causes cash balances to decline from the beginning of the fiscal year through October as inventory increases for the holiday selling season and funds are used for construction of new stores, as well as remodeling and other initiatives that normally occur in this period. Our revolving credit facilities are available for seasonal borrowings and general corporate purposes. Additionally, we have lines of credit with various banks to meet certain of the short-term financing needs of our foreign subsidiaries. We had no short-term borrowings outstanding at either January 31, 2004 or February 1, 2003. We had cash and cash equivalents of $2,003 million at January 31, 2004, of which $506 million was used to repay a euro-denominated bond plus accrued interest on February 13, 2004. We have generated positive cash flow from operations of $789 million in 2003, $574 million in 2002 and $504 million in 2001.

We believe that cash flow from our operations in 2004, along with our existing cash and our revolving credit facilities, will be adequate to meet our expected 2004 cash flow requirements. In addition, our next significant debt maturity will occur in 2006 and we believe that we will be able to either repay or refinance this maturing debt.

Selected Statements of Cash Flows Highlights:

	Year Ended
(In millions)	January 31, 2004	February 1, 2003	February 2, 2002
Net cash from operating activities	$789	$574	$504
Capital expenditures, net (1)	(256)	(398)	(705)

Free cash flow (2)	$533	$176	$(201)

Net borrowings	$792	$548	$626
Long-term debt repayments	(370)	(141)	(410)
Other	60	206	(25)

Net cash from financing activities	$482	$613	$191

(1) –	Includes proceeds from the sale of capital assets of $31 million in both 2003 and 2002, and $29 million in 2001.
(2) –	We define “Free cash flow” as cash flows from operations, net of capital expenditures.

For further details on our cash flow data, refer to the consolidated statements of cash flows on Page 30.

Operating activities

Net cash flow from operating activities increased by $215 million in 2003 and increased by $70 million in 2002. The increase in net cash flow from operating activities in 2003 was driven primarily by lower consolidated merchandise inventories, which accounted for $204 million of the year-over-year increase and was partially offset by a decrease in net earnings, as adjusted for non-cash items. Inventories at Kids “R” Us decreased by $83 million to $4 million at January 31, 2004, and will be liquidated as the remaining free-standing stores close during the first half of 2004. The increase in 2002 was driven by a year over year increase in net earnings, as adjusted for non-cash items of $225 million, and was partially offset by the change in operating assets and liabilities.

Investing Activities

Capital expenditures, net of dispositions, decreased by $142 million in 2003 and decreased by $307 million in 2002. Capital expenditures in 2003 included the opening of 16 new Babies “R” Us stores in the United States and six new wholly-owned international toy stores. Capital expenditures in 2002 included the opening of 19 new Babies “R” Us stores, two new Geoffrey stores in the United States, and 10 new wholly-owned international toy stores. Capital expenditures for 2002 and 2001 included costs to reformat existing toy stores in the United States into the Mission Possible format, costs to convert certain existing toy stores in the United States into the combo format, and costs to reformat certain Kids “R” Us stores. In addition, we opened 20 new Babies “R” Us stores in the United States and five new wholly-owned international toy stores in 2001. During 2004, we plan to invest approximately $340 million in capital expenditures. These plans include opening approximately 20 new Babies “R” Us stores in the United States, approximately nine new wholly-owned international Toys “R” Us stores and to convert approximately 35 Toys “R” Us stores in the United States into combo stores. In addition, our capital expenditures in each of the preceding three years included costs to improve and enhance our information technology systems.

Financing Activities

Net cash flow from financing activities in 2003 include the net proceeds of $792 million from notes issued under a “shelf” registration statement filed with the United States Securities and Exchange Commission (“SEC”). Long-term debt repayments in 2003 include $342 million to retire our 475 million Swiss Franc note that matured on January 28, 2004. Net cash flow from financing activities in 2002 was driven by the net proceeds from the issuance of common stock and equity security units, which were used to refinance short-term borrowings and for other general corporate purposes. Refer to the Note to Consolidated Financial Statements entitled “ISSUANCE OF COMMON STOCK AND EQUITY SECURITY UNITS” beginning on Page 42 for further details. Net cash flow from financing activities in 2001 included the issuance of $750 million of notes, the proceeds of which were used to reduce outstanding commercial paper obligations. Also in 2001, we issued a 500 million euro-denominated bond that was swapped into a $466 million fixed rate obligation.

Refer to the Note to Consolidated Financial Statements entitled “SEASONAL FINANCING AND LONG-TERM DEBT” beginning on Page 39 for further details regarding debt issuances and outstanding obligations.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of operating leases related to real estate used in the operation of our business, and long-term debt. Below are the operating leases and principal amounts due under long-term debt issuances, as well as other obligations:

Contractual Obligations at January 31, 2004

	Payments Due By Period
(In millions)	2004		2005 – 2006		2007 – 2008	2009 and thereafter	Total
Operating leases (a)	$339		$637		$561	$1,635	$3,172
Sub-leases to third parties	17		29		20	37	103

Net operating lease obligations	322		608		541	1,598	3,069
Capital lease obligations	6		5		1	1	13
Long-term debt	494	(b)	728	(c)	46	1,505	2,773
Purchase obligations (d)	952		—		—	—	952
Other (e)	101		165		115	107	488

Total contractual obligations	$1,875		$1,506		$703	$3,211	$7,295

(a)	Includes synthetic lease obligation for our Global Store Support Center in Wayne, New Jersey, as described in the Note to Consolidated Financial Statements entitled “LEASES” on Page 46.
(b)	Includes $466 million for a euro-denominated bond that was repaid on February 13, 2004
(c)	Includes $403 million of equity security units, due 2007, which we are obligated to remarket in 2005 and will be settled with the issuance of common stock. Refer to the section entitled “Financing Activities” and the Note to Consolidated Financial Statements entitled “ISSUANCE OF COMMON STOCK AND EQUITY SECURITY UNITS” beginning on Page 42.
(d)	Purchase obligations consist primarily of open purchase orders for merchandise that are not included in our consolidated balance sheet at January 31, 2004. Certain of these open purchase orders allow us to cancel the order without recourse.
(e)	Includes minimum royalty obligations, pension obligations, risk management liabilities, and other general obligations.

We are in compliance with all covenants associated with the above contractual obligations. The covenants include, among other things, requirements to provide financial information and public filings and to comply with specified financial ratios. We also are in compliance with covenants associated with our unsecured revolving credit facilities. One covenant requires our total debt to capital ratio to be less than 58%. This ratio was 42% as of January 31, 2004. The other covenant requires our fixed charge ratio to be greater than 1.8. This ratio is calculated by dividing earnings before interest, income tax, depreciation, and rent expense, by the total of interest and rent expense, and was 2.3 at January 31, 2004. Non-compliance with associated covenants could give rise to accelerated payments, requirements to provide collateral, or changes in terms contained in the respective agreements.

We currently have $885 million in unsecured committed revolving credit facilities from a syndicate of financial institutions. However, $200 million of this $885 million will expire in May 2004. We do not plan to renew this expiring facility since we do not believe that we will need this additional facility given our current liquidity position. The credit facilities are available for seasonal borrowings and other general corporate purposes. There were no outstanding balances under these credit facilities at the end of 2003, 2002 or 2001. Additionally, we have lines of credit with various banks to meet certain of the short-term financing needs of our foreign subsidiaries. The following table shows our commercial commitments with their related expirations and availability:

Commercial Commitments at January 31, 2004

	Amount of Commitment Expiration By Fiscal Period
(In millions)	Total amounts committed	2004	2005 – 2006	2007 – 2008	2009 and thereafter	Amounts available at January 31, 2004
Unsecured revolving credit facilities:

Facility expiring in September 2006 (a)	$685	$—	$685	$—	$—	$685
Facility expiring in May 2004 (b)	200	200	—	—	—	200

Total unsecured revolving credit facilities	885	200	685	—	—	885

Other	6	6	—	—	—	6

Total commercial commitments	$891	$206	$685	$—	$—	$891

(a)	At January 31, 2004, we had $16 million of stand-by letters of credit issued under the revolving credit facility.
(b)	We do not intend to renew this facility.

In addition to the above, we had $61 million of outstanding letters of credit related to import merchandise at January 31, 2004.

Credit Ratings

On March 10, 2004, Standard & Poor’s revised our long-term debt credit rating to BB, a one level downgrade from BB+. On March 24, 2004, Moody’s revised our long-term debt credit rating to Ba2, a two level downgrade from Baa3. These current credit ratings are considered non-investment grade. Our current credit ratings are as follows:

	Moody’s	Standard and Poor’s
Long-term debt	Ba2	BB
Commercial paper	NP	NR
Outlook	Negative	Negative

Other credit ratings for our debt are available; however, we have disclosed only the ratings of the two largest nationally recognized statistical rating organizations because we believe these are the most relevant to our business.

Our current credit ratings, as well as future rating agency actions, could (1) negatively impact our ability to finance our operations on satisfactory terms; (2) have the effect of increasing our financing costs; and (3) have the effect of slightly increasing our insurance premiums and collateral requirements necessary for our self-insured programs. Our debt instruments do not contain provisions requiring acceleration of payment upon a debt rating downgrade.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our consolidated financial statements.

We believe the following are our most critical accounting policies that include significant judgments and estimates used in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time they were made, and if changes in these estimates could have a material impact on our consolidated financial condition or results of operations:

Merchandise Inventories:

Merchandise inventories for the Toys “R” Us – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method and represent approximately 64% of total merchandise inventories. All other merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method.

We receive various types of merchandise and other types of allowances from our vendors based on negotiated terms. We use estimates at interim periods to record our provisions for inventory shortage, to adjust certain inventories to a LIFO basis, and to record merchandise allowances from our vendors. These estimates are based on the development of the cost-to-retail ratios (estimated average markup percentages for product categories), consumer price index data, estimated inventory turnover, and the accounting for retail price adjustments. These estimates are based on available data and are adjusted to actual amounts at the completion of our physical inventories, finalization of all vendor allowance agreements, and the closing of our books at the end of our fiscal year. In addition, we perform an inventory-aging analysis for the establishment of markdown reserves for inventory items that have been on hand for more than one year at the end of our fiscal year. We also establish markdown reserves for items that will soon be obsolete due to anticipated developments in technology or products that are updated each year. Specific reserves are established based on the above and anticipated turnover of specific items based on planned marketing events and negotiated vendor support for reduced pricing of the identified items.

Factors such as slower inventory turnover due to changes in competitors’ tactics, consumer preferences, consumer spending and unseasonable weather patterns, among other factors, could cause excess inventory requiring greater than estimated markdowns to entice consumer purchases, resulting in an unfavorable impact on our consolidated financial statements. Sales shortfalls due to the above factors could cause reduced purchases from vendors and associated vendor allowances that would also result in an unfavorable impact on our consolidated financial statements.

Insurance Risks:

We insure a substantial portion of our general liability and workers’ compensation risks through a wholly-owned insurance subsidiary, in addition to third party insurance coverage. Provisions for losses related to self-insured risks are based upon independent actuarially determined estimates. We maintain stop-loss coverage to limit the exposure related to certain risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs.

Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities and could have a material impact on our consolidated financial statements.

Impairment of Assets:

We periodically review the carrying value of long-lived assets, other than goodwill, for indicators of impairment, and we test goodwill for impairment annually. Indicators of impairment for long-lived assets, other than goodwill, include current period losses combined with a history of losses or a projection of continuing losses, and a significant decrease in the fair market value of an asset. In addition, plans and intentions of management, such as a decision to close stores, which could impact the future cash flows associated with long-lived assets could indicate impairment. Goodwill is evaluated for impairment annually under the provisions of SFAS No. 142, which requires us to estimate future cash flows to measure the recoverability of goodwill assets.

Future indicators of impairment for long-lived assets, other than goodwill, could result in asset impairment charges. In addition, while we have concluded that our net goodwill of $348 million as of January 31, 2004 will be fully recoverable in future periods, changes in estimated future cash flows could require us to record impairment charges on these assets.

Income Taxes:

As part of the process of preparing our consolidated financial statements, we are required to estimate the amount of income and withholding tax in each of the jurisdictions in which we operate. In certain jurisdictions, the rules concerning the tax treatment of various items of income, expense, and credits are ambiguous. On a regular basis, these items, and others, are reviewed by various federal, state, and foreign taxing authorities. As such, we routinely provide reserves for items that we believe could be challenged by these taxing authorities. In addition, we routinely provide valuation allowances for deferred tax assets that we believe may not be realized, e.g., the tax benefits of certain foreign tax loss carryovers.

In the past year, the Internal Revenue Service proposed, and we have agreed to, several adjustments to certain deductions claimed in our 1997 to 1999 federal income tax returns. If and when these proposed adjustments become final, we will be able to reverse a significant amount of reserves that had been set up in prior years to cover these items and to recognize the tax benefits associated with those items that were resolved on a favorable basis.

Derivatives and Hedging Activities:

We enter into derivative financial arrangements to hedge a variety of risk exposures, including interest rate and currency risks, associated with our long-term debt, as well as foreign currency risk relating to import merchandise purchases. We account for these hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and we record the fair value of these instruments within our consolidated balance sheets.

Gains and losses from derivative financial instruments are largely offset by gains and losses on the underlying transactions. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings. Generally, the contract terms of hedge instruments closely mirror those of the item being hedged, providing a high degree of risk reduction and correlation. At January 31, 2004, we increased the carrying amount of our long-term debt by $238 million, representing the fair value of debt in excess of the carrying amount on that date. Also at January 31, 2004, we recorded derivative assets of $239 million and derivative liabilities of $26 million.

We intend to continue to meet the conditions for hedge accounting. However, if hedges were not to be highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have a significant impact on our consolidated financial statements. Assuming that all derivatives at January 31, 2004 were deemed ineffective, our consolidated financial statements would be favorably impacted by $213 million.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to the Note to Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a discussion of recent accounting pronouncements and their impact on our consolidated financial statements, beginning on Page 53. Included in this discussion is the issuance of EITF 03-10, which we will adopt at the beginning of our 2004 fiscal year. EITF 03-10 will impact our consolidated financial statements in 2004 as well as the restatement of our consolidated financial statements for 2003, when reported for comparative purposes.

ITEM 7a.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from potential changes in interest rates and foreign exchange rates. The countries in which we own assets and operate stores are politically stable. We regularly evaluate these risks and have taken the following measures to mitigate these risks: our foreign exchange risk management objectives are to stabilize cash flow from the effects of foreign currency fluctuations; we do not participate in speculative hedges; and we will, whenever practical, offset local investments in foreign currencies with liabilities denominated in the same currencies. We also enter into derivative financial instruments to hedge a variety of risk exposures including interest rate and currency risks.

Our foreign currency exposure is primarily concentrated in the United Kingdom, Europe, Canada, Australia, and Japan. We face currency exposures that arise from translating the results of our worldwide operations into U.S. dollars from exchange rates that have fluctuated from the beginning of the period. We also face transactional currency exposures relating to merchandise that we purchase in foreign currencies. We enter into forward exchange contracts to minimize and manage the currency risks associated with these transactions. The counter-parties to these contracts are highly rated financial institutions and we do not have significant exposure to any single counter-party. Gains or losses on these derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. For foreign currency derivative instruments, market risk is determined by calculating the impact on fair value of an assumed one-time change in foreign exchange rates relative to the U.S. dollar. Fair values were estimated based on market prices, where available, or dealer quotes. With respect to derivative instruments outstanding at January 31, 2004, a 10% appreciation of the U.S. dollar would have had no impact on pre-tax earnings and would have increased comprehensive income in 2003 by $19 million, while a 10% depreciation of the U.S. dollar would have decreased comprehensive income in 2003 by $19 million. Comparatively, considering our derivative instruments outstanding at February 1, 2003, a 10% appreciation of the U.S. dollar would have increased comprehensive income in 2002 by $39 million, while a 10% depreciation of the U.S. dollar would have decreased comprehensive income in 2002 by $42 million. Considering our derivative instruments outstanding at February 2, 2002, a 10% appreciation of the U.S. dollar would have increased comprehensive income in 2001 by $13 million, while a 10% depreciation of the U.S. dollar would have decreased comprehensive income in 2001 by $13 million.

We are faced with interest rate risks resulting from interest rate fluctuations. We have a variety of fixed and variable rate debt instruments. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt and have entered into interest rate swaps to maintain that balance. For interest rate derivative instruments, market risk is determined by calculating the impact to fair value of an assumed one-time change in interest rates across all maturities. Fair values were estimated based on market prices where available or dealer quotes. A change in interest rates on variable rate debt impacts earnings, cash flow, and the fair value of debt. A change in interest rates on fixed rate debt does not impact the fair value of debt, earnings, or cash flow. Based on our overall interest rate exposure related to floating rate debt outstanding at January 31, 2004, February 1, 2003 and February 2, 2002, a 1% increase in interest rates would have an unfavorable annualized impact on pre-tax earnings of $20 million in 2003, $15 million in 2002, and $11 million in 2001. A 1% decrease in interest rates would have a favorable annualized impact on pre-tax earnings of $20 million in 2003, $15 million in 2002, and $11 million in 2001. A 1% increase in interest rates would decrease the fair value of our long-term debt at January 31, 2004 and February 1, 2003 by approximately $101 million and $90 million, respectively. A 1% decrease in interest rates would increase the fair value of our long-term debt at January 31, 2004 and February 1, 2003 by approximately $93 million and $98 million, respectively.

Refer to the Note to Consolidated Financial Statements entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for a discussion of recent accounting pronouncements and their impact on our consolidated financial statements, beginning on Page 41.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Earnings

	Year Ended
(In millions, except per share data)	January 31, 2004	February 1, 2003	February 2, 2002
Net sales	$11,566	$11,305	$11,019
Cost of sales	7,849	7,799	7,604

Gross margin	3,717	3,506	3,415

Selling, general and administrative expenses	3,022	2,718	2,721
Depreciation and amortization	348	317	308
Restructuring and other charges	85	—	186

Total operating expenses	3,455	3,035	3,215

Operating earnings	262	471	200
Other (expense) income:
Interest expense	(142)	(119)	(117)
Interest and other income	15	9	8
Gain from sale of Toysrus.com – Japan	3	—	—

Earnings before income taxes	138	361	91
Income taxes	50	132	24

Net earnings	$88	$229	$67

Basic earnings per share	$0.41	$1.10	$0.34

Diluted earnings per share	$0.41	$1.09	$0.33

See Notes to Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions)	January 31, 2004	February 1, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,003	$1,023
Restricted cash	—	60
Accounts and other receivables	146	202
Merchandise inventories	2,123	2,190
Net property assets held for sale	163	20
Prepaid expenses and other current assets	249	91

Total current assets	4,684	3,586

Property and Equipment:
Real estate, net	2,298	2,378
Other, net	2,274	2,365

Total property and equipment	4,572	4,743

Goodwill, net	348	348
Derivative assets	77	152
Other assets	537	568

	$10,218	$9,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$—
Accounts payable	991	896
Accrued expenses and other current liabilities	893	824
Income taxes payable	231	279
Current portion of long-term debt	657	379

Total current liabilities	2,772	2,378

Long-term debt	2,349	2,139
Deferred income taxes	538	545
Derivative liabilities	26	10
Other liabilities	302	282

Minority interest in Toysrus.com	9	13

Stockholders’ Equity:
Common stock	30	30
Additional paid-in-capital	407	414
Retained earnings	5,545	5,457
Accumulated other comprehensive loss	(53)	(149)
Treasury shares, at cost	(1,707)	(1,722)

Total stockholders’ equity	4,222	4,030

	$10,218	$9,397

See Notes to Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
(In millions)	January 31, 2004	February 1, 2003	February 2, 2002
Cash Flows from Operating Activities
Net Earnings	$88	$229	$67
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	348	317	308
Deferred income taxes	47	99	(58)
Minority interest in Toysrus.com	(8)	(14)	(24)
Other non-cash items	(9)	(19)	(15)
Non-cash portion of restructuring and other charges	81	—	109
Changes in operating assets and liabilities:
Accounts and other receivables	62	8	15
Merchandise inventories	104	(100)	217
Prepaid expenses and other operating assets	28	(18)	36
Accounts payable, accrued expenses and other liabilities	103	112	(241)
Income taxes payable	(55)	(40)	90

Net cash from operating activities	789	574	504

Cash Flows from Investing Activities
Capital expenditures, net	(256)	(398)	(705)
Reduction in cash due to deconsolidation of Toysrus.com – Japan	(1)	—	—

Net cash from investing activities	(257)	(398)	(705)

Cash Flows from Financing Activities
Short-term borrowings, net	—	—	(588)
Long-term borrowings	792	548	1,214
Long-term debt repayment	(370)	(141)	(410)
Decrease / (increase) in restricted cash	60	(60)	—
Proceeds from issuance of stock and contracts to purchase stock	—	266	—
Share repurchase program and exercise of stock options	—	—	(25)

Net cash from financing activities	482	613	191

Effect of exchange rate changes on cash and cash equivalents	(34)	(49)	18

Cash and Cash Equivalents
Increase during year	980	740	8
Beginning of year	1,023	283	275

End of year	$2,003	$1,023	$283

Supplemental Disclosures of Cash Flow Information
Net income tax payments / (refunds)	$33	$32	$(22)

Interest payments	$117	$93	$85

See Notes to Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common stock				Additional paid-in- capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
	Issued		In Treasury
(In millions)	Shares	Amount	Shares	Amount
Balance, February 3, 2001	300.4	$30	(102.9)	$(2,001)	$439	$(211)	$5,161	$3,418

Net earnings for the year	—	—	—	—	—	—	67	67
Foreign currency translation adjustments	—	—	—	—	—	(55)	—	(55)
Unrealized loss on hedged transactions	—	—	—	—	—	(1)	—	(1)
Share repurchase program	—	—	(2.1)	(44)	—	—	—	(44)
Issuance of restricted stock, net	—	—	0.5	5	4	—	—	9
Exercise of stock options, net	—	—	0.8	19	1	—	—	20

Balance, February 2, 2002	300.4	$30	(103.7)	$(2,021)	$444	$(267)	$5,228	$3,414

Net earnings for the year	—	—	—	—	—	—	229	229
Foreign currency translation adjustments	—	—	—	—	—	127	—	127
Unrealized loss on hedged transactions	—	—	—	—	—	(9)	—	(9)
Common stock equity offering	—	—	14.9	301	(35)	—	—	266
Issuance of restricted stock, net	—	—	0.9	(2)	5	—	—	3

Balance, February 1, 2003	300.4	$30	(87.9)	$(1,722)	$414	$(149)	$5,457	$4,030

Net earnings for the year	—	—	—	—	—	—	88	88
Foreign currency translation adjustments	—	—	—	—	—	113	—	113
Unrealized loss on hedged transactions	—	—	—	—	—	(5)	—	(5)
Minimum pension liability	—	—	—	—	—	(12)	—	(12)
Issuance of restricted stock, net and other	—	—	1.1	15	(7)	—	—	8

Balance, January 31, 2004	300.4	$30	(86.8)	$(1,707)	$407	$(53)	$5,545	$4,222

See Notes to Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Except as expressly indicated or unless the context otherwise requires, as used herein, the “company,” “we,” “us,” or “our” means Toys “R” Us, Inc. and its subsidiaries. We are a worldwide specialty retailer of toys, baby products and children’s apparel.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to the 52-week fiscal years below:

Fiscal Year	Ended
2003	January 31, 2004
2002	February 1, 2003
2001	February 2, 2002

Reclassification

We have made certain reclassifications to prior period information to conform to current presentations.

Principles of Consolidation

The consolidated financial statements include the accounts of the company and its subsidiaries. We eliminated all material intercompany balances and transactions. We translated all assets and liabilities of foreign operations at current rates of exchange at the balance sheet date and translated the results of foreign operations at average rates in effect for the period. We show any unrealized translation gains or losses as a component of the line item accumulated other comprehensive loss within the consolidated statements of stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimated.

Revenue Recognition

We recognize sales at the time the guest takes possession of merchandise, either at the point of sale in our stores or at the time of shipment for products purchased from our websites. We recognize the sale from layaway transactions when our guests satisfy all payment obligations and take possession of the merchandise. We recognize the sale from gift cards and the issuance of store credits as they are redeemed.

Advertising Costs

Gross advertising costs are recognized in selling, general and administrative expenses (SG&A) at the point of first broadcast or distribution and were $364 million in 2003, $358 million in 2002, and $356 million in 2001.

Cash and Cash Equivalents

We consider our highly liquid investments with original maturities of less than three months to be cash equivalents.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Merchandise Inventories

Merchandise inventories for the Toys “R” Us – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method and represent approximately 64% of total merchandise inventories. All other merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method.

Credits and Allowances Received from Vendors

We receive credits and allowances that are related to formal agreements negotiated with our vendors. These credits and allowances are predominantly for cooperative advertising, promotions, and volume related purchases. Beginning in 2003, we began to treat credits and allowances, including cooperative advertising allowances, as a reduction of product cost in accordance with the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16). Therefore, beginning in 2003, we recognized as a reduction to cost of sales those credits and allowances that related directly to inventory purchases as that inventory is sold. All cooperative advertising allowances that are related to arrangements entered into prior to 2003 offset the costs of cooperative advertising expense and were included in SG&A in the period that the expense was recognized.

Cost of Sales and Selling, General, and Administrative Expenses

The following table illustrates costs associated with each expense category:

“Cost of sales”		“SG&A”
•	The cost to acquire merchandise from vendors;	•	Store payroll and related payroll benefits;

•	Freight in;	•	Rent and other store operating expenses;

•	Markdowns;	•	Advertising expenses;

•	Provision for inventory shortages; and	•	Cooperative advertising allowances prior to 2003;

•	Credits and allowances from our merchandise vendors.	•	Costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and

		•	Other corporate related expenses.

As a result of the implementation of EITF 02-16, cooperative advertising allowances of $225 million for 2003 reduced the cost to acquire merchandise inventories from vendors and are recognized as a reduction to cost of sales when the related merchandise inventories are sold. Of this amount, $175 million was recognized as a reduction to cost of sales and $50 million reduced the cost of merchandise inventories at January 31, 2004. Prior to 2003, cooperative advertisement allowances were recorded as a reduction to SG&A.

Property and Equipment

We record property and equipment at cost. Leasehold improvements represent capital improvements made to our leased properties. We record depreciation and amortization using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable. We utilize accelerated depreciation methods for income tax reporting purposes with recognition of deferred income taxes for the resulting temporary differences. We periodically evaluate the need to recognize impairment losses relating to long-lived assets. If indications of impairment exist and if the values of the assets are determined to be impaired, an impairment charge would be recognized and the related assets would be written-down.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Costs of Computer Software

We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1), issued by the American Institute of Certified Public Accountants (AICPA). We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of SOP 98-1 are met. We expense those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities as they are incurred. We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over a useful life of five years, beginning when the software is ready for its intended use.

Financial Instruments

We adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) beginning in 2002. This statement requires that we record all derivatives in our consolidated balance sheets at fair value and that we recognize changes in fair value currently in earnings unless specific hedge accounting criteria are met.

We enter into forward foreign exchange contracts to minimize the risk associated with currency movement relating to our short-term intercompany loan program with foreign subsidiaries. We recognize the gains and losses, which offset the movement in the underlying transactions, as part of such transactions. Gross deferred unrealized losses on the forward contracts were not material at January 31, 2004 or February 1, 2003. We include the related receivable, payable, and deferred gain or loss on a net basis in our consolidated balance sheets. We had $452 million and $205 million of short-term outstanding forward contracts at January 31, 2004 and February 1, 2003, maturing in 2004 and 2003, respectively. We entered into these contracts with counter-parties that have high credit ratings and with which we have the contractual right to net forward currency settlements.

Stock-Based Compensation

We account for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Options Issued to Employees” (APB 25). We have adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), issued in 1995.

In accordance with the provisions of SFAS No. 123, we apply APB 25 and related interpretations in accounting for our stock option plans and, accordingly, do not recognize compensation expense. If we had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

(In millions, except per share data)	2003	2002	2001
Net earnings – as reported	$88	$229	$67
Less total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	34	39	39

Net earnings – pro forma	$54	$190	$28

Basic earnings per share – as reported	$0.41	$1.10	$0.34

Diluted earnings per share – as reported	$0.41	$1.09	$0.33

Basic earnings per share – pro forma	$0.25	$0.92	$0.14

Diluted earnings per share – pro forma	$0.25	$0.91	$0.14

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The weighted-average fair value at the date of grant for options granted in 2003, 2002, 2001 were $2.86 per option, $6.42 per option, and $9.16 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. As there were a number of options granted during the years of 2001 through 2003, a range of assumptions follows:

	2003	2002	2001
Expected stock price volatility	0.473 – 0.548	0.407 – 0.507	0.407 – 0.567
Risk-free interest rate	2.3% – 3.4%	2.6% – 5.0%	3.6% – 5.1%
Weighted average expected life of options	5 years	5 years	5 years

The effects of applying SFAS No. 123 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

The Financial Accounting Standards Board (FASB) is currently developing a new standard for accounting for stock-based compensation. Tentative decisions by the FASB indicate that recording compensation expense for stock options will be required beginning in fiscal 2005. The FASB has issued an exposure draft and expects to issue its final standard later in 2004.

Insurance Risks

We insure a substantial portion of our general liability and workers’ compensation risks through a wholly-owned insurance subsidiary, in addition to third party insurance coverage. Provisions for losses related to self-insured risks are based upon independent actuarially determined estimates. We maintain stop-loss coverage to limit the exposure related to certain risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs.

Recent Accounting Developments

In September 2003, the AICPA released a Draft Statement of Position entitled “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment” (Draft SOP). The Draft SOP is expected to be issued in its final form in the first quarter of 2004 and would become effective for us at the beginning of fiscal 2005. The Draft SOP requires, among other things, that we establish a level of “component” accounting, as defined, for property and equipment. Each component of property and equipment shall be depreciated over its own separate useful life and, once it is replaced with a new component, any remaining value would be written off to expense in the period of replacement. Absent such component accounting, new capital expenditures for replacement components would be expensed as incurred. While we are currently evaluating the potential impact that the Draft SOP may have on our future results of operations, it will have no impact on our future cash flows.

RESTRUCTURING AND OTHER CHARGES

On November 17, 2003, we announced our decision to close all 146 of our free-standing Kids “R” Us stores and all 36 of our free-standing Imaginarium stores, as well as three distribution centers that support these stores. All Imaginarium stores and the majority of the Kids “R” Us facilities were closed on or before January 31, 2004. We plan to convert up to 14 of the former Kids “R” Us locations into Babies “R” Us stores over the next two years. Five former Kids “R” Us stores had leases that ended on January 31, 2004. On March 2, 2004, we entered into an agreement with Office Depot, Inc., under which Office Depot, Inc. agreed to acquire 124 of the former Kids “R” Us stores for $197 million in cash, before commissions and fees, plus the assumption of lease payments and other obligations. We expect that this transaction will close in phases throughout 2004 and we will record it

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

in our consolidated financial statements upon closing. We are currently marketing the three remaining former Kids “R” Us store properties for disposition.

We recorded costs and charges of $147 million in the fourth quarter of 2003 relating to the closing of the Kids “R” Us and Imaginarium free-standing stores. These costs and charges include $49 million of markdowns recorded in cost of sales and $24 million of depreciation that was accelerated through the closing periods of the Kids “R” Us stores. The remaining $74 million of costs and charges were included in restructuring and other charges. As a result of these actions, a total of approximately 3,300 positions are being terminated. We estimate that additional charges of approximately $25 million will be recorded during 2004 when the remaining Kids “R” Us stores close.

Details on the components of the charges recorded in the fourth quarter of 2003 are as follows:

(In millions)	Initial charge	Utilized in 2003	Reserve balance at January 31, 2004
Inventory markdowns	$49	$(28)	$21
Asset impairment	44	(44)	—
Accelerated depreciation	24	(24)	—
Lease commitments	15	(2)	13
Severance	11	—	11
Other	4	(4)	—

Totals	$147	$(102)	$45

In 2001, we recorded costs and charges to close 27 Toys “R” Us stores and 37 Kids “R” Us stores. We also recorded charges to eliminate approximately 1,700 staff positions in our stores and headquarters and to consolidate five of our store support center facilities into our current Global Store Support Center facility in Wayne, New Jersey. These actions resulted in total pre-tax charges of $237 million, which was partially offset by the reversal of $24 million of previously accrued charges ($11 million from the 1998 charge and $13 million from the 1995 charge) that we determined to no longer be needed. Therefore, we recorded net charges of $213 million in the fourth quarter of 2001, of which $27 million were recorded in cost of sales.

Details on the components of the charges and remaining reserves are as follows:

(In millions)	Initial charge	Adjustments to charges in 2002	Utilized through 2002	Reserve balance at February 1, 2003	Adjustments to charges in 2003	Utilized in 2003	Reserve balance at January 31, 2004
Store closings:
Lease commitments	$52	$—	$(11)	$41	$(3)	$(13)	$25
Write-down of property and equipment	75	—	(75)	—	1	(1)	—
Inventory markdowns	27	—	(27)	—	—	—	—
Severance	4	—	(4)	—	—	—	—

Store support center consolidation:
Lease commitments	28	11	—	39	10	(5)	44
Write-down of property and equipment	29	—	(29)	—	6	(6)	—
Severance	15	(1)	(9)	5	(1)	(4)	—
Other	7	—	(7)	—	—	—	—

Total restructuring and other charges	$237	$10	$(162)	$85	$13	$(29)	$69

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

We recorded restructuring and other charges of $698 million in 1998 and $396 million in 1995 for certain initiatives, all of which have been substantially completed. We reversed unused reserves of $2 million in 2003, $10 million in 2002 and $29 million in 2001, as these reserves were deemed to no longer be necessary. We had $36 million of reserves remaining at January 31, 2004, primarily for long-term lease commitments that will be utilized in 2004 and thereafter.

We have included certain real estate assets as current assets in our consolidated balance sheets, as they are being held for sale. Net property assets held for sale at January 31, 2004 included former Kids “R” Us real estate assets as discussed above, as well as our former store support center facility in Montvale, New Jersey. Net property assets held for sale at February 1, 2003 included the Montvale, New Jersey facility.

We believe that remaining reserves at January 31, 2004 are adequate to complete all remaining initiatives and commitments.

RESTRICTED CASH

We had no restricted cash at January 31, 2004 and had restricted cash of $60 million at February 1, 2003, which included $45 million that was used as support for a letter of credit in exchange for reduced letter of credit fees and $15 million related to a real estate transaction that closed in 2003.

MERCHANDISE INVENTORIES

Merchandise inventory for our domestic toy stores, other than for apparel, is stated at the lower of LIFO (last-in, first-out) cost or market. If inventories had been valued at the lower of FIFO (first-in, first-out) cost or market, inventories would show no change at January 31, 2004 or February 1, 2003. Apparel inventory and inventory for our international and Toysrus.com divisions are stated at the lower of FIFO cost or market.

Details on the components of our consolidated merchandise inventories are as follows:

(In millions)	2003	2002
Toys “R” Us – U.S.	$1,349	$1,392
Babies “R” Us	332	310
Toysrus.com	42	38
Toys “R” Us – International	395	362
Kids “R” Us	4	87
Other	1	1

Total	$2,123	$2,190

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

PROPERTY AND EQUIPMENT

(In millions)	Useful life (in years)	2003	2002
Land		$854	$825
Buildings	45-50	2,075	2,009
Furniture and equipment	5-20	1,670	1,786
Leasehold improvements	12 1/2-35	1,800	1,726
Costs of computer software	5	243	192
Construction in progress		24	33
Leased property and equipment under capital lease		53	53

		6,719	6,624
Less accumulated depreciation and amortization		1,984	1,861

		4,735	4,763
Less net property assets held for sale		163	20

Total		$4,572	$4,743

GOODWILL

In 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which we adopted at the beginning of 2002. SFAS No. 142 changed the accounting for goodwill from an amortization method to impairment only approach and accordingly, we ceased amortization of all goodwill in 2002.

The carrying amount of goodwill at January 31, 2004 was $348 million and included goodwill relating to the acquisition of Baby Super Stores, Inc. in 1997 ($319 million), which is now part of the Babies “R” Us division, and goodwill relating to the acquisition of Imaginarium Toy Centers, Inc. in 1999 ($29 million), which is now part of the Toys “R” Us – U.S. division. Based on the estimated fair market values (calculated using historical operating results of the reporting units to which the goodwill relates and relative industry multiples) of these divisions compared with the related book values, we have determined that no impairment of this goodwill exists.

Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net earnings of $8 million for 2003 and 2002. Had the non-amortization provisions of SFAS No. 142 been applied for 2001, we would have reported net earnings of $75 million and diluted earnings per share of $0.36.

INVESTMENT IN TOYS “R” US – JAPAN

We have accounted for our 48% ownership investment in the common stock of Toys “R” Us – Japan, a licensee of ours, using the “equity method” of accounting since the initial public offering of Toys “R” Us – Japan in April 2000. As part of this initial public offering, Toys “R” Us – Japan issued 1.3 million shares of common stock to the public at a price of 12,000 yen, or $113.95 per share. In November 2001, the common stock of Toys “R” Us – Japan split 3-for-1. Our policy is to account for the sale of subsidiaries’ stock by recognizing gains or losses for value received in excess of, or less than, our basis in such subsidiary.

Our equity in the earnings of Toys “R” Us – Japan is included in consolidated SG&A and was $32 million for 2003, $30 million for 2002, and $29 million for 2001. The carrying value of the investment is reflected on our consolidated balance sheets as part of the line item other assets and was $150 million in 2003 and $140 million in 2002. At January 31, 2004, the quoted market value of our investment was $317 million. The valuation is derived from a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

and is not necessarily indicative of the amount that could be realized upon sale. We are the guarantor of 80% of a 10 billion yen ($95 million) loan to Toys “R” Us – Japan from third parties in Japan. The loan has an annual interest rate of 6.47% and is due in 2012.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(In millions)	2003	2002
Gift card / gift certificate liability	$149	$137
Other	744	687

Total	$893	$824

Other accrued expenses and current liabilities include, among other items, accrued interest, current deferred tax liabilities, accrued payroll, profit sharing, bonuses, and other benefits.

SEASONAL FINANCING AND LONG-TERM DEBT

(In millions)	2003	2002
475 million Swiss franc note, due and paid on January 28, 2004 (a)	$—	$348
500 million euro-denominated bond, due and paid on February 13, 2004 (b)	624	538
6.875% notes, due fiscal 2006	265	267
Note at an effective cost of 2.23% due in semi-annual installments through fiscal 2008 (c)	135	158
7.625% notes, due fiscal 2011	546	554
7.875% note, due fiscal 2013	391	—
7.375% note, due fiscal 2018	397	—
8 3/4% debentures, due fiscal 2021, net of expenses (d)	199	198
Equity Security Units	408	408
Other	41	47

	3,006	2,518
Less current portion	657	379

Total	$2,349	$2,139

(a)	Supported by a 475 million Swiss franc bank letter of credit. This note has been converted by an interest rate and currency swap to a floating rate U.S. dollar obligation at three month LIBOR. The letter of credit expired on January 28, 2004.
(b)	Includes $466 million for a euro-denominated bond, which was repaid on February 13, 2004.
(c)	Amortizing note secured by the expected future yen cash flows from license fees due from Toys “R” Us – Japan.
(d)	Fair value was $223 million in 2003 and $192 million in 2002. The fair value was estimated using quoted market rates for publicly traded debt and estimated interest rates for non-public debt.

Long-term debt balances as of January 31, 2004 and February 1, 2003 have been impacted by certain interest rate and currency swaps that have been designated as fair value and cash flow hedges, as discussed in the Note to Consolidated Financial Statements entitled, “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.”

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In March 2003, we filed a “shelf” registration statement with the Securities and Exchange Commission. This registration statement gave us the capability to sell up to $800 million of debt securities that would be used to repay outstanding debt and for general corporate purposes. In April 2003, we sold and issued $400 million in notes bearing interest at a coupon rate of 7.875% per annum, maturing on April 15, 2013. The notes were sold at a price of 98.3% of the principal amount, resulting in an effective yield of 8.125% per annum. We received net proceeds of $390 million. Simultaneously with the sale of the notes, we entered into interest rate swap agreements. As a result of these swap agreements, interest accrues at the rate of LIBOR plus 3.6% per annum. Interest is payable semi-annually and commenced on October 15, 2003. In September 2003, we sold an additional $400 million in notes bearing interest at a coupon rate of 7.375% per annum, maturing on October 15, 2018, which fully utilized our capacity to issue debt under the “shelf” registration statement filed in March 2003. The notes were sold at a price of 99.6% of the principal amount, resulting in an effective yield of 7.424% per annum. We received net proceeds of $395 million. Simultaneously with the sale of the notes, we entered into interest rate swap agreements. As a result of these swap agreements, interest accrues at the rate of LIBOR plus 2.3% per annum. Interest is payable semi-annually and commenced on April 15, 2004. We used the net proceeds from these notes for the repayment of debt that matured in 2004 and for other general corporate purposes.

In 2002, we completed public offerings of Toys “R” Us common stock and equity security units, as described in the Note to Consolidated Financial Statements entitled “ISSUANCE OF COMMON STOCK AND EQUITY SECURITY UNITS.”

In 2001, we issued and sold euro-denominated bonds totaling 500 million euro bearing interest at 6.375% per annum. Through the use of derivative instruments, we swapped this obligation into a $466 million fixed rate obligation at an effective rate of 7.43% per annum with interest payments due annually and principal due and repaid on February 13, 2004.

In 2001, we issued and sold $750 million of notes comprised of $500 million of notes bearing interest at 7.625% per annum, maturing in August 2011, and $250 million of notes bearing interest at 6.875% per annum, maturing in August 2006. Simultaneously with the issuance of these notes, we entered into interest rate swap agreements. As a result of the interest rate swap agreements, interest accrues on the $500 million notes at the rate of LIBOR plus 1.512% per annum and on the $250 million notes at the rate of LIBOR plus 1.1515% per annum. Interest is payable on both notes semi-annually on February 1 and August 1, and commenced on February 1, 2002. In October 2002, we terminated a portion of the interest rate swap agreements and received a payment of $27 million which is being amortized over the term of the related notes. Concurrently, we entered into new interest rate swap agreements. Of the $500 million notes, $200 million accrues interest at the rate of LIBOR plus 3.06%, and $125 million of the $250 million notes accrues interest at the rate of LIBOR plus 3.54%.

We ended 2003 with $885 million in unsecured committed revolving credit facilities from a syndicate of financial institutions. These credit facilities consist of a $685 million facility expiring September 2006 and a $200 million facility expiring in May 2004. We do not plan to renew the $200 million facility since we believe that we will not need to do so, given our current liquidity position and expected cash flow. The facilities are primarily used for seasonal borrowings and for general corporate purposes. As of January 31, 2004, we had no borrowings under the credit facilities and had $16 million in stand-by letters of credit.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The annual maturities of long-term debt at January 31, 2004 are as follows:

(In millions)	Annual maturities		Fair value hedging adjustment	Annual maturities, including fair value hedging adjustment
2004	$500		$157	$657
2005	450	(a)	14	464
2006	278		18	296
2007	28		6	34
2008	17		—	17
2009 and subsequent	1,495		43	1,538

Total	$2,768		$238	$3,006

(a)	Includes $403 million of equity security units, due in 2007, which we are obligated to remarket in 2005 and will be settled with the issuance of common stock. Refer to the Note to Consolidated Financial Statements entitled “ISSUANCE OF COMMON STOCK AND EQUITY SECURITY UNITS.”

Long-term debt balances as of January 31, 2004 were impacted by certain interest rate and currency swaps that were designated as fair value and cash flow hedges, as discussed in the Note to Consolidated Financial Statements entitled, “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.”

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risk from potential changes in interest rates and foreign exchange rates. We continue to regularly evaluate these risks and continue to take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge these risks. We enter into forward exchange contracts to minimize and manage the currency risks related to our merchandise import purchase program. We enter into interest rate swaps to manage interest rate risk and strive to achieve what we believe is an acceptable balance between fixed and variable rate debt.

The counter-parties to these forward exchange contracts are highly rated financial institutions and as a result we do not have significant exposure to any single counter-party. These forward exchange contracts are designated as cash flow hedges, as defined by SFAS No. 133, and are effective as hedges. Accordingly, changes in the effective portion of the fair value of these forward exchange contracts are included in accumulated other comprehensive loss. Once the hedged transactions are completed, or when merchandise is sold, the unrealized gains and losses on the forward contracts are reclassified from accumulated other comprehensive loss and recognized in earnings. The unrealized losses related to the import merchandise purchase program contracts that were recorded in accumulated other comprehensive loss were not material at January 31, 2004 or February 1, 2003.

In September 2003, we entered into interest rate swap agreements, in connection with the issuance of $400 million in notes bearing interest at a coupon rate of 7.375% per annum, maturing on October 15, 2018, and as further described in the Note to Consolidated Financial Statements entitled “SEASONAL FINANCING AND LONG-TERM DEBT.” As a result of the swap agreements, interest will accrue at the rate of LIBOR plus 2.3% per annum. Interest is payable semi-annually commencing on April 15, 2004. This swap is designated as a highly effective fair value hedge, as defined by SFAS No. 133. Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

In April 2003, we entered into interest rate swap agreements on our issuance of $400 million in notes bearing interest at a coupon rate of 7.875% per annum, maturing on April 15, 2013, and as further described in our Note to Consolidated Financial Statements entitled “SEASONAL FINANCING AND LONG-TERM

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

DEBT.” As a result of the swap agreements, interest will accrue at the rate of LIBOR plus 3.6% per annum. Interest is payable semi-annually and commenced on October 15, 2003. This swap is designated as a highly effective fair value hedge, as defined by SFAS No. 133. Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

In May 2002, we entered into an interest rate swap agreement on our Equity-Linked Securities. Under the agreement, we will pay interest at a variable rate in exchange for fixed rate payments, effectively transforming these debentures to floating rate obligations. This swap is designated as a highly effective fair value hedge, as defined by SFAS No. 133. Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates with some ineffectiveness present. The amount of ineffectiveness did not have a material effect on earnings.

In March 2002, we refinanced a note payable originally due in 2005 and increased the amount outstanding to $160 million from $100 million. This borrowing is repayable in semi-annual installments of principal and interest, with the final installment due on February 20, 2008. The effective cost of this borrowing is 2.23% and is secured by expected future cash flows from license fees due from Toys “R” Us – Japan. We also entered into a contract to swap yen to U.S. dollars, within exact terms of the loan. This cross currency swap has been designated as a foreign currency cash flow hedge, as defined by SFAS No. 133, and is effective as a hedge.

In July 2001, we entered into interest rate swap agreements on our 7.625%, $500 million notes due on August 1, 2011, and our 6.875%, $250 million notes due on August 1, 2006. Under these agreements, we pay interest at a variable rate in exchange for fixed rate payments, effectively transforming the debentures to floating rate obligations. These swaps are designated as highly effective fair value hedges, as defined by SFAS No. 133. Changes in the fair value of the interest rate swaps perfectly offset changes in the fair value of the fixed rate debt due to changes in market interest rates. As such, there were no ineffective hedge portions recognized in earnings during 2003, 2002 or 2001.

In February 2001, we issued and sold euro-denominated bonds totaling 500 million euro bearing interest at 6.375% per annum. The obligation was swapped into a $466 million fixed rate obligation with an effective rate of 7.43% per annum with interest payments due annually and principal due February 13, 2004. This cross currency swap is designated as a cash flow hedge, as defined by SFAS No. 133, and is effective as a hedge. The portion of the fair value of the swap attributable to changes in the spot rate is offset in earnings against changes in the fair value of debt.

At January 31, 2004, we increased the carrying amount of our long-term debt by $238 million, representing the fair value of the debt in excess of the carrying amount on that date. Also in 2003, we recorded derivative assets of $239 million and derivative liabilities of $26 million, representing the fair value of these derivatives at that date. The current portion of derivative assets is reflected on the consolidated balance sheets as part of the line item prepaid expenses and other current assets and the long-term portion is disclosed separately on the face of the consolidated balance sheets. The derivative liabilities are reflected separately on the face of the consolidated balance sheets.

We did not realize any material gains or losses related to these transactions for any of the periods presented. Accordingly, non-cash changes in assets, liabilities and equity have been excluded from the consolidated statements of cash flows presented.

ISSUANCE OF COMMON STOCK AND EQUITY SECURITY UNITS

In May 2002, we completed public offerings of Toys “R” Us common stock and equity security units. On that date, we issued approximately 15.0 million shares of our common stock at a price of $17.65 per share and

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

received net proceeds of $253 million. Also on that date, we issued approximately 8.0 million equity security units with a stated amount of $50 per unit and received net proceeds of $390 million.

Each equity security unit consists of a contract to purchase, for $50, a specified number of shares of Toys “R” Us common stock in August 2005, and a senior note due in 2007 with a principal amount of $50. The senior notes are initially pledged to secure the holder’s obligation to purchase our common stock under the related purchase contract. When the purchase contracts are settled in 2005, we will issue common stock. We will issue a minimum of approximately 18.7 million shares and up to a maximum of 22.8 million shares on the settlement date, depending on our average stock price.

In May 2005, we are obligated to remarket the senior notes at the then prevailing market interest rate for similar notes in order to provide the holders of the units with the cash to settle their purchase contracts. If the senior notes are successfully remarketed, they will pay interest at the reset rate from the settlement date of that remarketing until their maturity in August 2007. If the remarketing were to be unsuccessful, the unit holders would be entitled to deliver the senior note or an equivalent treasury security for payment of the common stock. If the senior notes are not delivered for settlement of the purchase contracts, the senior notes will pay interest at the reset rate until their maturity in August 2007.

The fair value of the contract to purchase shares of Toys “R” Us common stock was estimated at $1.77 per equity security unit. The fair value of the senior note was estimated at $48.23 per equity security unit. Interest on the senior notes is payable quarterly at an initial rate of 6.25%, which commenced in August 2002. The proceeds allocated to the purchase contracts were recorded in stockholders’ equity on the consolidated balance sheets. The fair value of the senior notes is reflected as long-term debt on the consolidated balance sheets. The net proceeds from the public offerings were used to refinance short-term borrowings and for other general corporate purposes. As a result of the interest rate swap agreements, interest on the senior notes will accrue at the rate of LIBOR plus 3.43% per annum. Interest is payable quarterly each year, beginning in August 2002.

DEFINED BENEFIT PENSION PLANS

We sponsor defined benefit pension plans covering certain international employees with such benefits accounted for on an accrual basis using actuarial assumptions. We account for these defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87). In 2003, SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132, as revised) was issued. As permitted by this standard, we will adopt the disclosure provisions for our foreign plans during our fiscal year ending January 29, 2005. SFAS No. 132, as revised, requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans. This statement did not change the measurement or recognition of these plans required by SFAS No. 87. We use a measurement date that approximates the end of our fiscal years for our pension plans described above.

Obligation and funded status at end of fiscal year (in millions):

Change in benefit obligation:

	2003	2002
Benefit obligation at beginning of year	$29	$18
Service cost	2	2
Interest cost	2	1
Actuarial loss	3	4
Foreign currency impact	4	4

Benefit obligation at end of year	$40	$29

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Change in plan assets:

	2003	2002
Fair value of plan assets at beginning of year	$13	$12
Actual return on plan assets	3	(3)
Employer contributions	2	2
Benefits, expenses paid	(1)	—
Foreign currency impact	2	2

Fair value of plan assets at end of year	19	13

Funded status	(21)	(16)
Unrecognized actuarial loss	15	14

Net amount recognized at year-end	$(6)	$(2)

Components of Net Periodic Benefit Cost:

	2003	2002	2001
Service cost	$2	$2	$1
Interest cost	2	1	1
Expected return on plan assets	(1)	(1)	(1)
Recognized actuarial loss	1	—	—

Net periodic benefit cost	$4	$2	$1

Weighted-average assumptions used to determine benefit obligations at end of fiscal year:

	2003	2002	2001
Discount rate	5.3%	5.4%	6.0%
Long-term rate of return on plan assets	6.2%	6.4%	6.6%
Rate of compensation increase	3.9%	3.4%	3.8%

Amounts recognized in the statement of financial position consist of:

	2003	2002
Accrued benefit liability	$(18)	$(2)
Accumulated other comprehensive loss	12	—

Net amount recognized	$(6)	$(2)

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:

	2003	2002
Projected benefit obligation	$40	$29
Accumulated benefit obligation	37	25
Fair value of plan assets	19	13

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

COMPREHENSIVE INCOME

Comprehensive income is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires that comprehensive income include net income, foreign currency translation adjustments, unrealized gains / (losses) on hedged transactions, and minimum pension liabilities, which are reported separately on the consolidated statements of stockholders’ equity.

(In millions)	2003	2002	2001
Net earnings	$88	$229	$67
Foreign currency translation adjustments	72	81	(40)
Unrealized loss on hedged transactions	(3)	(6)	(1)
Minimum pension liability adjustment	(8)	—	—

Comprehensive income	$149	$304	$26

Note: All amounts above are shown net of tax.

STOCKHOLDERS’ EQUITY

The common shares of the company, par value $0.10 per share, were as follows:

(In millions)	2003	2002
Authorized shares	650.0	650.0

Issued shares	300.4	300.4

Treasury shares	86.8	87.9

Issued and outstanding shares	213.6	212.5

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share data)	2003	2002	2001
Numerator:
Net earnings available to common shareholders	$88	$229	$67

Denominator for basic earnings per share – weighted average shares	213.3	207.6	197.6
Impact of dilutive securities	2.3	2.0	8.4

Denominator for diluted earnings per share – weighted average shares	215.6	209.6	206.0

Basic earnings per share	$0.41	$1.10	$0.34

Diluted earnings per share	$0.41	$1.09	$0.33

Options to purchase approximately 27.8 million, 32.5 million, and 10.3 million shares of common stock were outstanding during 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

STOCK PURCHASE WARRANTS

We issued 1.2 million stock purchase warrants to SOFTBANK Venture Capital and affiliates (“SOFTBANK”) for $8.33 per warrant. Each warrant gives the holder thereof the right to purchase one share of Toys “R” Us common stock at an exercise price of $13 per share, until their expiration in 2010. In addition, we granted a warrant in 2000 entitling Amazon.com, Inc. to acquire up to 5% (subject to dilution under certain circumstances) of the capital of Toysrus.com at the then market value, until its expiration on December 31, 2004. As of January 31, 2004, none of these warrants were exercised.

LEASES

We lease a portion of the real estate used in our operations. Most leases require us to pay real estate taxes and other expenses and some leases require additional payments based on percentages of sales.

Minimum rental commitments under non-cancelable operating leases having a term of more than one year as of January 31, 2004 are as follows:

(In millions)	Gross minimum rentals	Sublease income	Net minimum rentals
2004	$339	$17	$322
2005	326	16	310
2006	311	13	298
2007	291	12	279
2008	270	8	262
2009 and subsequent	1,635	37	1,598

Total	$3,172	$103	$3,069

Total rent expense, net of sublease income, was $301 million, $281 million, and $261 million in 2003, 2002 and 2001, respectively. We remain contingently liable for lease payments related to the sub-lease of locations to third parties. To the extent that sub-lessees fail to perform, our total net rent expense would increase.

Our Global Store Support Center facility in Wayne, New Jersey is financed under a lease arrangement commonly referred to as a “synthetic lease.” Under this lease, unrelated third parties arranged by Wachovia Development Corporation, a multi-purpose real estate investment company, funded the acquisition and construction of the facility. The lease expires in 2011 and the rent is based on a mix of fixed and variable interest rates that is applied against the final amount funded. Upon expiration of the lease, we would expect to either: renew the lease arrangement; purchase the facility from the lessor; or remarket the property on behalf of the owner. Should we remarket the property on behalf of the owner, the lease agreement provides the lessor with a residual value guarantee from us of the sale price of the building. Under accounting principles generally accepted in the United States, this arrangement is required to be treated as an operating lease for accounting purposes and as a financing for tax purposes.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

INCOME TAXES

The provisions for income taxes consist of the following:

(In millions)	2003	2002	2001
Current:
Federal	$(16)	$4	$63
Foreign	47	31	10
State	(28)	(2)	9

	3	33	82

Deferred:
Federal	21	62	(61)
Foreign	7	23	16
State	19	14	(13)

	47	99	(58)

Total tax provision	$50	$132	$24

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

(In millions)	2003	2002
Deferred tax assets:
Foreign loss carry-forwards	$305	$305
Restructuring	92	116
Other	188	191

	585	612
Valuation allowances, related to foreign loss carry-forwards	(294)	(295)

	291	317

Deferred tax liabilities:
Depreciation and amortization	(399)	(404)
LIFO reserves	(49)	(27)
Other	(171)	(169)

	(619)	(600)

Net deferred liabilities	$(328)	$(283)

Deferred tax assets of $30 million at January 31, 2004 and $32 million at February 1, 2003 were included in the line item “prepaid expenses and other current assets.” Deferred tax assets, net of valuation allowances, of $261 million at January 31, 2004 and $285 million at February 1, 2003 were included in the line item “other assets.” Deferred tax liabilities of $81 million at January 31, 2004 and $55 million at February 1, 2003 were included in the line item “accrued expenses and other current liabilities.”

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

At January 31, 2004, we had foreign loss carry-forwards available to reduce future taxable income of certain foreign subsidiaries. The foreign loss carry-forwards, as well as the related tax benefits associated with the foreign loss carry-forwards, will expire as follows:

(In millions)	Net operating loss carry- forwards
Expiration		Tax benefit
1 – 5 years	$177	$60
6 – 7 years	2	1
Indefinitely	664	244

Total	$843	$305

Valuation allowances at January 31, 2004 apply to the tax benefit of foreign loss carry-forwards and management has concluded that it is more likely than not that these tax benefits will not be realized.

A reconciliation of the federal statutory tax rate with the effective tax rate follows:

	2003	2002	2001
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(6.8)	2.5	(5.9)
Foreign taxes, net of valuation allowance	(6.9)	(1.8)	(32.2)
Reversal of deferred tax asset	—	—	(6.5)
Subpart F income	4.5	1.5	5.4
Amortization of goodwill	—	—	3.5
Additions to tax reserves	12.7	(1.8)	29.9
Other, net	(2.0)	1.1	(2.3)

Effective tax rate	36.5%	36.5%	26.9%

Annually, management reviews and makes a decision about whether the earnings of several of the company’s foreign subsidiaries should be repatriated or indefinitely invested outside the United States. Funds that are considered to be indefinitely invested outside of the United States have traditionally been either used by the foreign operating companies in their respective businesses or invested in liquid securities. Deferred income taxes are not provided on un-remitted earnings of foreign subsidiaries that are invested indefinitely. Exclusive of amounts that, if remitted, would result in little or no tax under current United States tax laws, un-remitted earnings were approximately $709 million at January 31, 2004. Net income taxes of approximately $130 million would be due if these earnings were remitted.

In the past year, the Internal Revenue Service proposed, and we have agreed to, several adjustments to certain deductions claimed in our 1997 to 1999 federal income tax returns. If and when these proposed adjustments become final, we will be able to reverse a significant amount of reserves that had been recorded in prior years to cover these items and to recognize the tax benefits associated with those items that were resolved on a favorable basis.

STOCK OPTIONS

We have stock option plans (the “Plans”) that provide for the granting of options to purchase our common stock. The Plans cover our employees and directors and provide for the issuance of non-qualified options, incentive stock options, performance share options, performance units, stock appreciation rights, restricted

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

shares, restricted units and unrestricted shares. The Plans provide for a variety of vesting dates with the majority of the options vesting approximately three years from the date of grant, 50% over the first two years, and the remaining 50% over three years. Options granted to directors are exercisable one-third on a cumulative basis commencing on the third, fourth, and fifth anniversaries from the date of the grant.

The exercise price per share of all options granted has been the average of the high and low market price of our common stock on the date of grant. Generally, options expire ten years from the date of grant.

At January 31, 2004, an aggregate of 46.5 million shares of authorized common stock were reserved for all of the Plans noted above, including 1.1 million shares reserved for the future issuance of restricted shares, restricted units, performance units, unrestricted shares and 1.6 million shares reserved for the restricted shares of units granted but not yet vested. Of these amounts, 10.2 million shares were available for future grants. All outstanding options expire at dates ranging from November 4, 2004 to November 5, 2013.

Stock option transactions are summarized as follows:

	Shares (in millions)	Exercise price per share	Weighted average exercise price
Outstanding at February 3, 2001	24.7	$10.25 - $40.94	$18.36

Granted	8.6	15.53 - 38.36	28.03
Exercised	(1.1)	14.63 - 25.44	16.21
Canceled	(1.6)	11.50 - 39.88	24.26

Outstanding at February 2, 2002	30.6	$10.25 - $40.94	$20.39

Granted	6.0	9.83 - 20.41	20.08
Exercised	—	— - —	—
Canceled	(4.0)	10.25 - 38.19	19.62

Outstanding at February 1, 2003	32.6	$9.83 - $40.94	$20.43

Granted	5.7	8.25 - 14.54	8.35
Exercised	(0.5)	8.25 - 11.97	8.35
Canceled	(4.2)	8.25 - 40.94	19.86

Outstanding at January 31, 2004	33.6	$8.25 - $38.56	$18.61

The following table summarizes information about stock options outstanding at January 31, 2004:

	Outstanding			Exercisable (Vested)
Range of exercise prices	Number of options (in millions)	Weighted average remaining years of contractual life	Weighted average exercise price	Number of options (in millions)	Weighted average exercise price
$ 8.25 – $11.88	5.7	8	$8.89	3.2	$9.36
$12.00 – $17.35	6.2	6	15.38	6.1	15.39
$18.16 – $24.94	14.5	6	19.76	11.8	19.64
$25.30 – $29.31	6.4	6	25.85	6.4	25.85
$30.56 – $38.56	0.8	4	34.43	0.8	34.43

Outstanding at January 31, 2004	33.6	6	$18.61	28.3	$19.37

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Options exercisable and the weighted-average exercise prices were 28.3 million and $19.37 in 2003; 22.6 million and $20.07 in 2002; and 16.1 million and $20.74 in 2001.

Toysrus.com had approximately 10.5 million and 11.3 million stock options outstanding to both employees and non-employees of the company at January 31, 2004 and February 1, 2003, respectively. This represents approximately 10.5% and 11.3% of the authorized common stock of Toysrus.com in 2003 and 2002. These outstanding options, with exercise prices ranging between $0.30 and $2.25 per share, entitle each option holder the right to purchase one share of the common stock of Toysrus.com.

We utilize a restoration feature to encourage the early exercise of certain options and retention of shares, thereby promoting increased employee ownership. This feature provides for the grant of new options when previously owned shares of company stock are used to exercise existing options. Restoration option grants are non-dilutive, as they do not increase the combined number of shares of company stock and options held by an employee prior to exercise. The new options are granted at a price equal to the fair market value on the date of the new grant and generally expire on the same date as the original options that were exercised.

REPLACEMENT OF CERTAIN STOCK OPTION GRANTS WITH RESTRICTED STOCK

In 2000, we authorized the exchange of certain stock options having an exercise price above $22 per share for an economically equivalent grant of restricted stock. The exchange, which was voluntary, replaced approximately 14.4 million options with approximately 1.7 million restricted shares. Shares of restricted stock resulting from the exchange vested over a period of three years. One-half of the grant vested on April 1, 2002 and the remainder vested on April 1, 2003. Accordingly, we recognized compensation expense throughout the vesting period of the restricted stock. In 2003, compensation expense was minimal since the vesting period ended. We recorded $3 million and $8 million in compensation expense related to this restricted stock in 2002 and 2001, respectively.

PROFIT SHARING PLAN

We have a profit sharing plan with a 401(k) salary deferral feature for eligible domestic employees. The terms of the plan call for annual contributions by the company as determined by the Board of Directors, subject to certain limitations. The profit sharing plan may be terminated at our discretion. Provisions of $27 million, $34 million, and $46 million have been charged to earnings in 2003, 2002 and 2001, respectively.

TOYSRUS.COM

Toysrus.com operates three co-branded on-line stores under a strategic alliance with Amazon.com, Inc. These on-line stores sell toys, collectible items, and video games through the Toysrus.com website; baby products through the Babiesrus.com website; and learning and information products through the Imaginarium.com website. Under this alliance, which expires in 2010, Toysrus.com and Amazon.com, Inc. are responsible for specific aspects of the on-line stores.

Toysrus.com is responsible for:	Amazon.com, Inc. is responsible for:
• Merchandising	• Website development

• Marketing	• Order fulfillment

• Content for the co-branded stores	• Customer service

• Identifying, buying, owning, and managing the inventory	• Storage of Toysrus.com inventory in Amazon.com, Inc.’s United States distribution centers.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amazon.com, Inc. also provides certain website services for our on-line sports merchandise store (Sportsrus.com) that has been operating since September 2003. An unrelated third party handles order fulfillment for Sportsrus.com and a separate unrelated third party handles order fulfillment for Personalizedbyrus.com.

We recognize revenue for Toysrus.com at the point in time when merchandise is shipped to guests, in accordance with the shipping terms (FOB shipping point) that exist under the agreement with Amazon.com, Inc.

On November 1, 2003, Toysrus.com sold its entire 55% investment in the common stock of Toysrus.com – Japan to Toys “R” Us – Japan for $3 million and the assumption of net liabilities of $10 million. In conjunction with this transaction, we recognized a non-operating gain, after minority interest, of $3 million ($2 million, net of tax) in the third quarter of 2003. Prior to this transaction, the financial statements of Toysrus.com – Japan were consolidated with the financial statements of Toysrus.com. As a result of this transaction, Toys “R” Us – Japan owns 100% of the outstanding shares of Toysrus.com – Japan, and accordingly, Toys “R” Us – Japan now consolidates the financial statements of Toysrus.com – Japan. This transaction had no impact on our agreement with Amazon.com, Inc.

In February 2000, we entered into an agreement with SOFTBANK that included an investment of $60 million by SOFTBANK in Toysrus.com. Accordingly, we record a 20% minority interest in the net losses of Toysrus.com in SG&A.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

SEGMENTS

Our reportable segments are Toys “R” Us – U.S., which operates toy stores in 49 states and Puerto Rico; Toys “R” Us – International, which operates, licenses or franchises toy stores in 30 foreign countries; Babies “R” Us, which operates stores in 38 states; Kids “R” Us, which operates stores in 15 states and will close all stores in 2004; and Toysrus.com, our internet subsidiary.

Information on segments and reconciliation to earnings before income taxes, are as follows:

(In millions)	2003	2002	2001
Net sales
Toys “R” Us – U.S.	$6,476	$6,755	$6,877
Toys “R” Us – International	2,528	2,161	1,889
Babies “R” Us	1,763	1,595	1,421
Toysrus.com	376	340	277
Kids “R” Us	423	454	555

Total	$11,566	$11,305	$11,019

Operating earnings / (loss)
Toys “R” Us – U.S.	$119	$275	$308
Toys “R” Us – International	173	160	131
Babies “R” Us	202	174	138
Toysrus.com, net of minority interest	(18)	(37)	(76)
Kids “R” Us(1)	(65)	(26)	(30)
Other(2)	(64)	(75)	(85)
Restructuring and other charges	(85)	—	(186)

Operating earnings	262	471	200
Interest expense, net	(127)	(110)	(109)
Gain from sale of Toysrus.com – Japan	3	—	—

Earnings before income taxes	$138	$361	$91

Identifiable assets
Toys “R” Us – U.S.	$5,068	$5,217	$5,441
Toys “R” Us – International	1,581	1,430	1,146
Babies “R” Us	1,151	1,078	893
Toysrus.com	55	58	84
Kids “R” Us	212	394	448
Other(3)	2,151	1,220	64

Total	$10,218	$9,397	$8,076

Depreciation and amortization
Toys “R” Us – U.S.	$183	$177	$166
Toys “R” Us – International	58	49	41
Babies “R” Us	26	24	29
Toysrus.com	2	4	6
Kids “R” Us	39	17	20
Other	40	46	46

Total	$348	$317	$308

(1)	Includes markdowns of $49 million and accelerated depreciation of $24 million in 2003 related to the closing of all stores.
(2)	Includes corporate expenses, the operating results of Toy Box, and the equity in net earnings of Toys “R” Us – Japan.
(3)	Includes cash and cash equivalents and other corporate assets.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

COMMITMENTS AND CONTINGENCIES

Our consolidated balance sheets contain carrying amounts for certain assets and liabilities that are based on estimates and assumptions. Certain of these estimates are related to loss contingencies, recoverability of assets, and to other potential obligations for which we are contingently liable. Such estimates include self-insured risks, litigation reserves, disputed amounts with vendors, tax and other amounts subject to routine audit by federal, and state revenue authorities. We believe our related reserves are adequate to cover all probable and estimable loss exposures at January 31, 2004.

We file unclaimed property returns as required by law. In certain jurisdictions, the rules concerning proper treatment of unclaimed properties are ambiguous. In 2003, four states commenced an audit of our unclaimed property returns using contingent fee, third-party auditors. We are not yet able to estimate the magnitude of the potential unclaimed property liabilities, if any.

We are exposed to other claims and litigation arising out of the ordinary course of business. We believe the currently identified claims and litigation will not have a material adverse effect on our consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

At the November 2003 EITF meeting, a consensus was reached on EITF Issue 03-10, “Application of EITF Issue No. 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (EITF 03-10). EITF 03-10 applies to coupon arrangements entered into or modified after November 25, 2003 and we must adopt these provisions beginning in our 2004 fiscal year. Our sales in 2004 will be recorded net of coupons that we redeem. The transition provisions for EITF 03-10 provide for restatement of our comparable fiscal 2003 consolidated financial statements only. Therefore, our 2003 consolidated financial statements for the full year, when reported for comparative purposes in 2004, will reflect a reclassification reducing net sales by approximately $250 million.

In those instances where we receive specific vendor reimbursement for coupons related to special promotions and meet the requirements of EITF 03-10, we will recognize the related reimbursement as an offset to coupon expense in cost of sales. All other vendor reimbursements will be recorded as a reduction of product costs as required by both EITF 03-10 and EITF 02-16. During 2003, certain of our vendor reimbursements would not have met the requirements of EITF 03-10 for direct offset. Accordingly, approximately $42 million will reduce operating earnings when we restate our 2003 financial statements as part of compliance with the reporting requirements of EITF 03-10 in 2004, as such amounts will be included as a reduction to product cost. During 2004, we expect that some of our vendor reimbursements for coupons will meet the new requirements of EITF 03-10 and will thus allow for direct offset. Therefore, we anticipate that a lesser amount of these coupon allowances will be treated as a reduction of product cost in our 2004 financial statements. EITF 03-10 will have no impact on our cash flows during 2004.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The provisions of this Statement are effective for all derivatives and hedging activity that we enter into after June 30, 2003. The adoption of this Statement had no material impact on our consolidated financial statements.

In 2002, the EITF reached a consensus on Issue 02-16, which considers vendor allowances as a reduction of product cost that should be recognized as a reduction of cost of sales as merchandise is sold, unless certain restrictive provisions are met. EITF 02-16 was effective for all new arrangements, or modifications to existing arrangements, beginning after December 31, 2002. Beginning in 2003, we began to treat cooperative advertising arrangements as a reduction of product cost. The implementation of the provisions of EITF 02-16 unfavorably

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

impacted the results for 2003 by $50 million ($32 million, net of tax), or by $0.15 per diluted share. The implementation of the provisions of EITF 02-16 had no impact on our consolidated statements of cash flows. Our prior year consolidated financial statements have not been restated as part of the adoption of EITF 02-16, since the provisions of EITF 02-16 did not permit restatement. The implementation of EITF 02-16 impacted our quarterly results throughout 2003. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on Page 15 for more details on the impact of implementing EITF 02-16.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN 46 (R)”), “Consolidation of Variable Interest Entities.” FIN 46 (R) replaces FIN 46 that was issued in January 2003 and implementation is required in our consolidated financial statements for our interests in Variable Interest Entities (VIEs). Implementation of the provisions of FIN 46 (R) is effective for the first reporting period after March 15, 2004. FIN 46 (R) requires the consolidation of entities that are controlled by a company through interests other than voting interests. Under the requirements of this interpretation, an entity that maintains a majority of the risks or rewards associated with VIEs, also known as Special Purpose Entities, is viewed to be effectively in the same position as the parent in a parent-subsidiary relationship. Our Global Store Support Center headquarters facility located in Wayne, New Jersey is leased through a synthetic lease arrangement from unrelated third parties arranged by a multi-purpose real estate investment company that we do not control. In addition, we do not have the majority of the associated risks or rewards. Accordingly, we believe that FIN 46 (R) will have no impact on the accounting for the synthetic lease for this facility. The synthetic lease is detailed in the Note to Consolidated Financial Statements entitled “LEASES.”

We have determined that we have not created or entered into any VIEs that would require consolidation by us. We believe the adoption of the provisions of FIN 46 (R) in the first quarter of 2004 will have no impact on our results of operations, cash flows or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which imposes new disclosure and liability-recognition requirements for financial guarantees, performance guarantees, indemnifications, and indirect guarantees of the indebtedness of others. FIN 45 requires certain guarantees to be recorded at fair value. This treatment is different from previous practice, where a liability would typically be recorded only when a loss was probable and reasonably estimable. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also requires additional disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements are effective for interim and annual periods after December 15, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities and supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The fundamental difference between SFAS No. 146 and EITF 94-3 is the requirement that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan, which by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also requires that the initial measurement of a liability be recorded at fair value. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Our store closings and other restructuring activities announced on November 17, 2003 were accounted for and disclosed in accordance with SFAS No. 146. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on Page 19 and within the Notes to Consolidated Financial Statements for more details.

Report of Management

Responsibility for the integrity and objectivity of the financial information presented in this Annual Report on Form 10-K resides with the management of Toys “R” Us, Inc. The accompanying financial statements have been prepared from accounting records which management believes fairly and accurately reflect the operations and financial position of the company.

Management has established a system of internal controls to provide reasonable assurance that assets are maintained and accounted for in accordance with its policies and that transactions are recorded accurately on the company’s books and records. Our disclosure controls provide reasonable assurance that appropriate information is accumulated and communicated to senior management to allow decisions regarding accurate, complete and timely financial disclosure.

Our comprehensive internal audit program provides for constant evaluation of the adequacy of the adherence to management’s established policies and procedures. Our company has distributed to all employees its policies for conducting business affairs in a lawful and ethical manner.

The Audit Committee of the Board of Directors, which is comprised solely of outside directors, provides oversight to the financial reporting process through periodic meetings with our independent auditors, internal auditors, and management.

Our financial statements have been audited by Ernst & Young LLP, our independent auditors, in accordance with auditing standards generally accepted in the United States, including a review of financial reporting matters and internal controls to the extent necessary to express an opinion on our consolidated financial statements.

John H. Eyler, Jr.
Chairman of the Board, President and Chief Executive Officer
March 3, 2004

Report of Independent Auditors

The Board of Directors and Stockholders

Toys “R” Us, Inc.

We have audited the accompanying consolidated balance sheets of Toys “R” Us, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toys “R” Us, Inc. and subsidiaries at January 31, 2004 and February 1, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States.

As discussed in the note entitled “Recent Accounting Pronouncements,” the company adopted the provisions of EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” effective February 2, 2003. Also, as discussed in the note entitled “Goodwill,” the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective February 3, 2002.

Ernst & Young LLP
New York, New York
March 3, 2004

QUARTERLY RESULTS OF OPERATIONS

(Amounts in millions, except per share data)

The following table sets forth certain unaudited quarterly financial information:

Year Ended January 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$2,170	$2,138	$2,321	$4,937
Gross Margin	750	737	780	1,450
Net (Loss) / Earnings	(7)	(11)	(38)	144
Basic (Loss) / Earnings per Share	$(0.03)	$(0.05)	$(0.18)	$0.67
Diluted (Loss) / Earnings per Share	$(0.03)	$(0.05)	$(0.18)	$0.67

Year Ended February 1, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$2,095	$2,070	$2,271	$4,869
Gross Margin	682	670	722	1,432
Net (Loss) / Earnings	(4)	(17)	(28)	278
Basic (Loss) / Earnings per Share	$(0.02)	$(0.08)	$(0.13)	$1.31
Diluted (Loss) / Earnings per Share	$(0.02)	$(0.08)	$(0.13)	$1.30

Individual financial statements of the registrant’s subsidiaries are not furnished because consolidated financial statements are furnished. All of our subsidiaries currently are at least 80%-owned.

Financial statements of our unconsolidated investee (refer to the section “Toys “R” US – International” in Item 1 beginning on page 3) are not furnished because the investee is not considered a “significant subsidiary” as defined in Regulation S-X.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of January 31, 2004, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a- 15 (e) and 15d -15 (e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our SEC periodic reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no material changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2004 that have affected, or are reasonably likely to affect our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors who are standing for re-election is set forth in the section “Proposals on which You May Vote – Directors’ Proposal to Elect Directors” in the 2004 Proxy Statement and is incorporated herein by reference.

Information regarding our executive officers is included under “Executive Officers of the Registrant” in Part I of this Report and is incorporated herein by reference.

Information regarding Section 16 reporting compliance is included under “Securities Ownership of Directors and Executive Officers – Section 16 (a) Beneficial Ownership Reporting Compliance” in our 2004 Proxy Statement and is incorporated herein by reference.

Information regarding our code of ethics applicable to our Chief Executive Officer and our senior financial officers, known as the Toys “R” Us, Inc.’s Chief Executive Officer and Senior Financial Officers Code of Ethics, is included in the section “Corporate Governance and Board Matters – Statement on Corporate Governance” in our 2004 Proxy Statement and is incorporated herein by reference.

Information regarding our Audit Committee is set forth in the section “Corporate Governance and Board Matters – Audit Committee” in the 2004 Proxy Statement and is incorporate herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth in the section “Executive Compensation” in our 2004 Proxy Statement and is incorporated herein by reference. Information concerning director compensation is set forth in the section “Corporate Governance and Board Matters – Directors’ Compensation” in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is set forth in sections “Questions and Answers – Question 15. Does any stockholder own five percent or more of the Company’s Common Stock” and “Securities Ownership of Directors and Executive Officers” in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth in section “Certain Relationships and Related Transactions” in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is set forth in section “Independent Auditors” in our 2004 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements

(1) The financial statements required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(2) Financial Statement Schedules have been omitted because they are either inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

(3) Exhibits. See Item (c) below.

(b)	Reports on Form 8-K

On November 5, 2003, we filed a Current Report on Form 8-K, announcing the retirement of Louis Lipschitz as our Executive Vice President – Chief Financial Officer.

On November 17, 2003, we filed a Current Report on Form 8-K related to our plans to close the 146 free-standing Kids “R” Us and the 36 free-standing Imaginarium stores as well as three distribution centers that support these stores. Under the Form 8-K, we also furnished (not filed) the press release announcing our results of operation for the third quarter ended November 1, 2003.

On January 8, 2004, we furnished (not filed) a Current Report on Form 8-K related to a press release announcing our sales for the nine-week holiday period ended January 3, 2004.

(c)	Exhibits required by Item 601 of Regulation S-K

The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on Page 62 of this report on Form 10-K. We will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

/s/ JOHN H. EYLER, JR.
John H. Eyler, Jr.
Chairman of the Board, President and Chief Executive Officer

Date: April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of April 2004.

Signature	Title

/s/ JOHN H. EYLER, JR. John H. Eyler, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ DORVIN D. LIVELY Dorvin D. Lively	Senior Vice President – Corporate Controller (Principal Accounting Officer and Principal Financial Officer)

* RoAnn Costin	Director

* Roger N. Farah	Director

* Peter A. Georgescu	Director

* Cinda A. Hallman	Director

* Calvin Hill	Director

* Nancy Karch	Director

* Norman S. Matthews	Director

* Arthur B. Newman	Director

* Frank R. Noonan	Director

The foregoing constitutes all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

* By /s/ JOHN H. EYLER, JR.
John H. Eyler, Jr., Attorney-In-Fact

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this Report:

Exhibit No.	Document
3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Form 8-B, filed on January 3, 1996 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Form 10-Q, filed on May 3, 2003 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-3, No. 333-84258, filed on May 13, 2002 and incorporated herein by reference).

4.2

Amended and Restated Rights Agreement, dated as of April 16, 1999, by and between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Registrant’s Current Report on Form 8-K, dated April 16, 1999 and incorporated herein by reference). The Rights Agreement includes the form of Rights Certificate (as Exhibit A thereto) and the Summary of Rights to Purchase Common Stock (as Exhibit B thereto).

Amendment dated as of June 3, 2002 to Amended and Restated Rights Agreement (filed as Exhibit 1 to the Registrant’s Quarterly Report on Form 10-Q, dated June 17, 2002 and incorporated herein by reference).

4.3	Form of Rights (included in Exhibit 4.2 above).

4.4	Form of Indenture between the Registrant and Fleet Bank, as trustee, pursuant to which securities in one or more series up to $300,000,000 in principal amount may be issued by the Registrant (filed as Exhibit 4 to the Registrant’s Registration Statement on Form S-3, No. 33-42237, filed on August 31, 1991 and incorporated herein by reference).

4.5	Form of Registrant’s 8 3/4% Debentures due 2021 (filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K, dated August 29, 1991 and incorporated herein by reference).

4.6	Indenture, dated July 24, 2001, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, No. 333-73800 filed on November 20, 2001 and incorporated herein by reference).

4.7	Form of Registrant’s 6.875% Notes due 2006 and form of Registrant’s 7.25% Notes due 2011 (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, No. 333-73800, filed on November 20, 2001 and incorporated herein by reference).

4.8	Form of Registrant’s 7.875% Notes due 2013 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2003 and incorporated herein by reference).

4.9	Form of Registrant’s 7.375% Notes due 2018 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 22, 2003 and incorporated herein by reference).

4.10	Purchase Contract Agreement dated as of May 28, 2002 between the Registrant and The Bank of New York, as purchase contract agent (filed as Exhibit 4.11 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.11	Certificate representing the Registrant’s Equity Security Units (filed as Exhibit 4.12 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

Exhibit No.	Document
4.12	Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.13 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.13	First Supplemental Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.14 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.14	Certificate representing the Registrant’s Senior Note issued in connection with Registrant’s Equity Security Units (filed as Exhibit 4.15 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.15	Pledge Agreement, dated as of May 28, 2002 among the Registrant, JPMorgan Chase Bank, as collateral agent, custodial agent and securities intermediary and The Bank of New York, as purchase contract agent (filed as Exhibit 4.16 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.16	Five-Year Credit Agreement, dated as of September 19, 2001, among the Registrant, the lenders party thereto, The Bank of New York, as Administrative Agent, Citibank, N.A., and J.P. Morgan Chase, as Co-Syndication Agents, and Credit Suisse First Boston, First Union National Bank, The Dai-Ichi Kangyo Bank, Ltd. and Societe General, as Co-Documentation Agents, and BNY Capital Markets, Inc., as Lead Manager and Book Manager (filed as Exhibit 4(vi) to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

4.17	Amendment No. 1 to the Five-Year Credit Agreement, dated as of May 16, 2002 (filed as Exhibit 4.1 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended November 2, 2002 and incorporated herein by reference).

4.18	Amendment No. 2 to the to the Five-Year Credit Agreement, dated as of August 26, 2002 (filed as Exhibit 4.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended November 2, 2002 and incorporated herein by reference).

4.19	364-Day Credit Agreement, dated as of September 19, 2001, among the Registrant, the lenders party thereto, The Bank of New York, as Administrative Agent, Citibank, N.A., and J.P. Morgan Chase, as Co-Syndication Agents, and Credit Suisse First Boston, First Union National Bank, The Dai-Ichi Kangyo Bank, Ltd. and Societe General, as Co-Documentation Agents, and BNY Capital Markets, Inc., as Lead Manager and Book Manager (filed as Exhibit 4(vii) to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

4.20	Amendment No. 1 to the 364-Day Credit Agreement, dated as of May 16, 2002 (filed as Exhibit 4.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended November 2, 2002 and incorporated herein by reference).

4.21	Amendment No. 2 to 364-Day Credit Agreement, dated as of August 26, 2002 (filed as Exhibit 4.3 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended November 2, 2002 and incorporated herein by reference).

Exhibit No.	Document
4.22	Amendment No. 3, dated as of May 22, 2003 to the 364 Day Credit Agreement, dated as of September 19, 2001, among the company, the Lenders party thereto, Citibank, N.A., JPMorgan Chase Bank and Barclays Bank PLC, as Co-Syndication Agents, Credit Suisse First Boston, Cayman Islands Branch, Wachovia Bank, National Association, and Société Générale, as Co-Documentation Agents, and The Bank of New York, as Administrative Agent. (filed as Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended May 3, 2003 and incorporated herein by reference).

4.23	Lease Agreement dated as of September 26, 2001 between First Union Development Corporation, as Lessor, and the Registrant, as Lessee (filed as Exhibit 4(viii) to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

4.24	Participation Agreement dated as of September 26, 2001 among the Registrant, as the Construction Agent and as the Lessee, First Union Development Corporation, as the Borrower and as the Lessor, the various financial institutions and other institutional investors which are parties thereto from time to time, as the Tranche A Note Purchasers, the various banks and other lending institutions which are parties thereto from time to time, as the Tranche B Lenders, the various banks and other lending institutions which are parties thereto from time to time, as the Cash Collateral Lenders, and First Union National Bank, as the Agent for the Primary Financing Parties and, respecting the Security Documents, as agent for the Secured Parties and First Union National Bank as Escrow Agent Lessee (filed as Exhibit 4(ix) to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

4.25	Substantially all other long-term debt of Registrant (which other debt does not exceed on an aggregate basis 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis) is evidenced by, among other things, (i) commercial paper, (ii) industrial revenue bonds issued by industrial development authorities and guaranteed by Registrant, (iii) mortgages held by third parties on real estate owned by Registrant, (iv) stepped coupon guaranteed bonds held by a third party and guaranteed by Registrant and (v) yen denominated note payable collateralized by the expected future yen cash flows from license fees from Toys “R” Us – Japan. Registrant will file with the Securities and Exchange Commission (the “Commission”) copies of constituent documents.

10.1*	Employment Agreement, dated March 14, 1978, between Registrant and Charles Lazarus and an amendment thereto, dated November 20, 1979 (incorporated herein by reference to Exhibit 2 in Schedule 13D, dated February 1, 1980 filed by Charles Lazarus, et al). An amendment dated March 23, 1982 to such employment agreement, incorporated herein by reference to Exhibit 10B to Registrant’s Annual Report on Form 10-K for the year ended January 31, 1982, Commission File Number 1-1117. An amendment dated December 7, 1982 to such employment agreement, incorporated herein by reference to Exhibit 10B to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1983, Commission File Number 1-1117. An amendment dated April 10, 1984 to such employment agreement, incorporated herein by reference to Exhibit 10B to Registrant’s Annual Report on Form 10-K for the year ended January 29, 1989, Commission File Number 1-1117.

10.2*	Amendment, dated as of June 10, 1998, to Employment Agreement between Registrant and Charles Lazarus (filed as Exhibit 10B to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference).

10.3*	Consulting Agreement, dated as of June 11, 2003, between Registrant and Charles Lazarus.

10.4	Form of Indemnification Agreement, between Registrant and each director of the Registrant.

Exhibit No.	Document
10.5*	Amended and Restated Toys “R” Us, Inc. 1994 Stock Option and Performance Incentive Plan effective as of November 1, 1993 (the “1994 Plan”) (filed as Exhibit A to Registrant’s Proxy Statement for the year ended February 1, 1997 and incorporated herein by reference).

10.6*	Amendment to the 1994 Plan, effective March 2, 2004.

10.7*	Amendment to the 1994 Plan, effective March 16, 2004.

10.8*	Amended and Restated 1995 Employee Stock Option Plan, effective as of June 30, 2000 (the “1995 Plan”) (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference).

10.9*	Amendment to the 1995 Plan, effective as of March 2, 2004.

10.10*	Amended and Restated 1997 Employee Stock Option Plan, effective as of June 30, 2000 (the “1997 Plan”) (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference).

10.11*	Amendment to the 1997 Plan, effective as of March 2, 2004.

10.12*	Toys “R” Us, Inc. 2001 Stock Option and Performance Incentive Plan, effective as of June 6, 2001 (the “2001 Plan”) (filed as Exhibit B to Registrant’s Proxy Statement for the year ended February 3, 2001 and incorporated herein by reference).

10.13*	Amendment to the 2001 Plan, effective as of March 2, 2004.

10.14	Amendment to the 2001 Plan, effective March 16, 2004.

10.15*	Amended and Restated Toys “R” Us, Inc. Non-Employee Directors’ Stock Option Plan effective as of September 19, 1990 (filed as Exhibit C to Registrant’s Proxy Statement for the year ended February 1, 1997 and incorporated herein by reference).

10.16*	Stock Unit Plan for Non-Employee Directors of Toys “R” Us, Inc., effective as of May 1, 1997 (filed as Exhibit 10H to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference).

10.17*	Toys “R” Us, Inc. Non-Employee Directors’ Stock Unit Plan, effective as of June 10, 1999 (filed as Exhibit A to Registrant’s Proxy Statement for the year ended January 30, 1999 and incorporated herein by reference).

10.18*	Toys “R” Us, Inc. Non-Employee Directors’ Stock Option Plan, effective as of June 10, 1999 (filed as Exhibit B to Registrant’s Proxy Statement for the year ended January 30, 1999 and incorporated herein by reference).

10.19*	Toys “R” Us, Inc. Non-Employee Directors’ Deferred Compensation Plan, effective as of June 10, 1999 (filed as Exhibit C to Registrant’s Proxy Statement for the year ended January 30, 1999 and incorporated herein by reference).

10.20*	Amended and Restated Toys “R” Us, Inc. Management Incentive Compensation Plan, effective as of February 2, 2003 (filed as Exhibit F to Registrant’s Proxy Statement for the year ended February 1, 2003 and incorporated herein by reference).

10.21*	Amended and Restated Toys “R” Us, Inc. Partnership Group Deferred Compensation Plan effective as of November 1, 2002 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference).

10.22*	Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of October 1, 1995, between Registrant and American Express Trust company (filed as Exhibit 10.14 to the Form 8-B filed on January 3, 1996 and incorporated herein by reference).

Exhibit No.	Document
10.23*	Amended and Restated Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of December 3, 2003.

10.24*	Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of January 31, 2003, between Registrant and Wachovia Bank, N.A.

10.25	Shareholders Agreement, dated October 1, 1996, by and among Registrant, Jack P. Tate and Linda M. Robertson (filed as Exhibit A to Exhibit 2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996, File No. 1-11609, and incorporated herein by reference).

10.26*	Retention Agreement between Toys “R” Us, Inc. and Louis Lipschitz dated as of May 1, 1997 (filed as Exhibit 10P to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 1997 and incorporated herein by reference.)

10.27*	Retention Agreement between Toys “R” Us, Inc. and Richard L. Markee dated as of May 1, 1997 (filed as Exhibit 10P to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 1997 and incorporated herein by reference.)

10.28*	Amendment to Retention Agreement between Toys “R” Us, Inc. and Richard L. Markee dated May 6, 1999 (filed as Exhibit 10P to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

10.29*	Amended Form of Retention Agreement for Executive Officers of Toys “R” Us, Inc. (filed as Exhibit 10U to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2001 and incorporated herein by reference).

10.30*	Retention Agreement between Toys “R” Us, Inc. and John H. Eyler, Jr. dated January 6, 2000 (filed as Exhibit 10BB to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

10.31*	Retention Agreement between Toys “R” Us, Inc. and Christopher K. Kay, dated August 3, 2000.

10.32*	Consulting Agreement between Toys “R” Us, Inc. and Michael Goldstein dated as of June 6, 2001 (filed as Exhibit 10EE to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002 and incorporated by reference).

10.33*	Amendment to Consulting Agreement, dated as of June 2, 2003, between Toys “R” Us, Inc. and Michael Goldstein.

10.34	Stock Pledge Agreement, dated as of July 20, 2001, between Toysrus.com, Inc. and John Barbour (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference).

10.35	Non-Recourse Promissory Note, dated as of July 20, 2001, from John Barbour to Toysrus.com, Inc. (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference).

10.36	Toys “R” Us, Inc. Split Dollar Plan, effective February 1, 1996 and Amendment to Toys “R” Us, Inc. Split Dollar Plan, effective November 5, 2003.

10.37	Toys “R” Us, Inc. Management Deferred Compensation Plan.

12	Statement re: computation of ratio of earnings to fixed charges

13	Registrant’s Annual Report to Stockholders for the year ended January 31, 2004. Except for the portions thereof that are expressly incorporated by reference into this report, such Annual Report is furnished solely for the information of the Commission and is not to be deemed “filed” as part of this report: Item 2. Properties – Store Count and Item 6. Financial Highlights.

Exhibit No.	Document
14	Toys “R” Us, Inc.’s Chief Executive Officer and Senior Financial Officers Code of Ethics, adopted September 2003

21	Subsidiaries of Registrant.

23	Consent of Independent Auditors, Ernst & Young LLP.

24	Power of Attorney, dated in March 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement