Form 10-Q
period 2004-06-09
TOYS R US INC
filed 2004-06-10
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

The number of shares of common stock, $0.10 par value per share, outstanding as of May 26, 2004 was 213,969,971.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Back_to_Index

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)
	May 1, 2004	May 3, 2003 (As restated for EITF 03-10)	January 31, 2004 (As restated for EITF 03-10)

ASSETS
Current Assets:
Cash and cash equivalents	$1,066	$1,128	$2,003
Restricted cash	-	66	-
Accounts and other receivables	142	191	146
Merchandise inventories	2,254	2,415	2,080
Net property assets held for sale	163	-	163
Prepaid expenses and other current assets	112	104	249

Total current assets	3,737	3,904	4,641

Property and equipment, net	4,480	4,730	4,572
Goodwill, net	348	348	348
Other assets	575	747	613

	$9,140	$9,729	$10,174

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$-	$-	$-
Accounts payable	959	1,020	991
Accrued expenses and other current liabilities	653	708	894
Income taxes payable	196	241	214
Current portion of long-term debt	33	947	657

Total current liabilities	1,841	2,916	2,756

Long-term debt	2,253	1,972	2,349
Deferred income taxes	537	563	538
Other non-current liabilities	359	242	328

Minority interest in Toysrus.com	8	9	9

Stockholders’ equity	4,142	4,027	4,194

	$9,140	$9,729	$10,174

See accompanying notes to condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Quarter Ended

	May 1, 2004	May 3, 2003 (As restated for EITF 03-10)

Net sales	$2,058	$2,113
Cost of sales	1,330	1,393

Gross margin	728	720

Selling, general and administrative expenses	647	652
Depreciation and amortization	81	80
Restructuring and other charges	15	-

Total operating expenses	743	732

Operating loss	(15)	(12)

Interest expense, net	(29)	(29)

Loss before income taxes	(44)	(41)

Income tax benefit	16	15

Net loss	$(28)	$(26)

Basic and diluted loss per share	$(0.13)	$(0.12)

Average basic and diluted shares outstanding	213.8	212.8

See accompanying notes to condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Quarter Ended

	May 1, 2004	May 3, 2003 (As restated for EITF 03-10)

Cash Flows from Operating Activities:
Net loss	$(28)	$(26)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81	80
Other	1	(5)
Changes in operating assets and liabilities:
Merchandise inventories	(185)	(212)
Prepaid expenses and other operating assets	(20)	(2)
Accrued expenses and other liabilities	(229)	(170)
Accounts payable	(16)	124
Income taxes payable	(19)	(17)

Net cash used in operating activities	(415)	(228)

Cash Flows from Investing Activities:
Capital expenditures, net	(24)	(25)

Cash Flows from Financing Activities:
Long-term debt borrowings	-	393
Long-term debt repayment	(491)	(17)

Net cash (used in) / provided by financing activities	(491)	376

Effect of exchange rate changes on cash and cash equivalents	(7)	(18)

Cash and cash equivalents:
Net (decrease) / increase during period	(937)	105
Cash and cash equivalents beginning of period	2,003	1,023

Cash and cash equivalents end of period	$1,066	$1,128

Supplemental disclosures of cash flow information:
Net income taxes paid	$-	$7

Interest paid	$91	$68

See accompanying notes to condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Back_to_Index

1.  Basis of presentation
Except as expressly indicated or unless the context otherwise requires, as used herein, the “company,” “we,” “us,” or “our” means Toys “R” Us, Inc. and its subsidiaries.  We are a worldwide specialty retailer of children’s products.  Our interim condensed consolidated financial statements are unaudited and are subject to year-end adjustments.  However, in our opinion, all known adjustments (which consist primarily of normal recurring accruals and estimates that impact the carrying values of assets and liabilities) have been made and the interim financial statements present fairly the consolidated financial condition and operating results for the unaudited periods.  However, ultimate outcomes could materially differ from our estimates.  Because of the seasonal nature of our business, results for interim periods are not indicative of results to be expected for a full fiscal year.  The financial statements included herein should be read in conjunction with our 2003 Annual Report on Form 10-K.

2.  Changes in accounting
In the first quarter of 2004, we adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 03-10, “‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (EITF 03-10).  Beginning in the first quarter of 2004, sales have been recorded net of coupons that have been redeemed.  Under the provisions of EITF 03-10, when we receive credits and allowances from vendors for coupons related to specific promotional events, we will recognize the related reimbursement as an offset to coupon expense, during the period of redemption, in cost of sales.  Credits and allowances received from vendors that are not for specific promotional events will be recorded as a reduction of product costs in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), which we adopted at the beginning of 2003. Our 2003 condensed consolidated financial statements have been restated to the current year’s presentation, as permitted by the provisions of EITF 03-10.  See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the details regarding the restatement made to our condensed consolidated statement of operations for the first quarter of 2003.

The following table outlines the unfavorable impact of the adoption of EITF 02-16 and restatement for EITF 03-10 on our 2003 earnings / (loss) before income taxes:

	EITF			Source of change
	02-16	03-10	Total	Implementation	Current period
(In millions)	adoption	restatement

First quarter ended	$14	$30	$44	$13	$31
May 3, 2003

Year ended	$50	$43	$93	$74	$19
January 31, 2004

The provisions of EITF 02-16 and EITF 03-10 did not permit adoption through a cumulative effect adjustment at the beginning of 2003.  As noted above, if we had been permitted to record a cumulative effect adjustment at the beginning of 2003, the unfavorable impact on 2003 earnings / (loss) before taxes would have been reduced by $13 million for the first quarter and $74 million for the full year.  The recognition of credits and allowances received from vendors for the current period effect noted above, and for all periods subsequent to 2003, will be driven by changes in vendor agreements, the amount of credits and allowances received from vendors, and changes in sales and inventory levels.  The adoption of EITF 02-16 and EITF 03-10 had no impact on our condensed consolidated statements of cash flows.

3.  Restructuring and other charges
Our condensed consolidated financial statements for the first quarter of 2004 included the following costs and charges related to restructuring initiatives from prior years and are as follows:

(In millions)	Restructuring and other charges	Depreciation and amortization	Cost of sales	Total

2003 Initiatives	$9	$3	$3	$15
2001 Initiatives	1	-	-	1
1998 and 1995 Initiatives	5	-	-	5

Total	$15	$3	$3	$21

At May 1, 2004, we have total remaining reserves of $117 million to complete all of these restructuring initiatives.  We believe that remaining reserves at May 1, 2004 are adequate to complete these remaining initiatives and commitments.  See below for a further discussion of individual restructuring initiatives and related charges and reserves.

2003 Initiatives
On November 17, 2003, we announced our decision to close all 146 of our free-standing Kids “R” Us stores and all 36 of our free-standing Imaginarium stores, as well as three distribution centers that support these stores.  A majority of these facilities were closed on or before January 31, 2004, and all but 8 closed by May 1, 2004.  The remaining stores will close later this year.

On March 2, 2004, we entered into an agreement under which Office Depot, Inc. agreed to acquire 124 of the former Kids “R” Us stores for $197 million in cash, before commissions and fees, plus the assumption of lease payments and other obligations.  Certain properties have subsequently been excluded from this agreement and are being marketed for disposition. We currently expect to receive approximately $180 million in cash, before commissions and fees, from Office Depot, Inc. (or its designee) plus the assumption of lease payments and other obligations.  The transaction is closing in phases and we anticipate that the majority of these closings will occur over the next several months. Those stores that will not be acquired by Office Depot, Inc. (or its designee) either had leases that ended, will be converted to Babies “R” Us stores, or are being marketed for disposition.

We recorded costs and charges of $147 million in the fourth quarter of 2003 relating to the closing of these facilities.  These costs and charges included $49 million of inventory markdowns recorded in cost of sales and $24 million of depreciation that was accelerated through the closing periods of the Kids “R” Us stores.  The remaining $74 million of costs and charges were included in restructuring and other charges.

As outlined in the summary table above, we recorded costs and charges of $15 million (pre-tax) in the first quarter of 2004 for the closing of the free-standing Kids “R” Us stores, which included $5 million of costs for those facilities that were closed.  We expect to record additional costs and charges for the remaining stores that will close later this year, as well as for vacancy related costs for closed facilities until their disposition.

Details on the activity of charges and reserves for the first quarter of 2004 are as follows:

(In millions)	Balance at January 31, 2004	Adjustments	Utilized	Balance at May 1, 2004

Inventory markdowns	$21	$3	$(19)	$5
Real estate and lease commitments	13	4	(4)	13
Severance	11	-	(7)	4
Accelerated depreciation	-	3	(3)	-
Vacancy costs for closed facilities	-	5	(5)	-

Total remaining restructuring reserves	$45	$15	$(38)	$22

2001 Initiatives
In 2001, we recorded costs and charges to close a number of stores, to eliminate a number of staff positions, and to consolidate five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey.  These actions resulted in total pre-tax charges of $237 million, which were partially offset by the reversal of $24 million of previously accrued charges ($11 million from the 1998 charge and $13 million from the 1995 charge) that we determined to no longer be needed.  Therefore, we recorded net charges of $213 million in the fourth quarter of 2001, of which $27 million were recorded in cost of sales.

Details on the activity of charges and reserves for the first quarter of 2004 are as follows:

(In millions)	Balance at January 31, 2004	Adjustments	Utilized	Balance at May 1, 2004

Real estate and lease commitments
Store closings	$25	$(1)	$(2)	$22
Store support center consolidation	44	-	(3)	41
Asset write-down	-	2	(2)	-

Total remaining restructuring reserves	$69	$1	$(7)	$63

1998 and 1995 Initiatives
We had $32 million of reserves remaining at May 1, 2004 from charges previously recorded in 1998 and 1995, primarily for long-term lease commitments, that will be utilized in 2004 and thereafter.  In addition, we have recorded additional charges of $5 million in the first quarter of 2004 related to properties included in these restructuring initiatives.

Net property assets held for sale
We have included certain real estate assets as current assets in our condensed consolidated balance sheets, as they are being held for sale.  Net property assets held for sale at May 1, 2004 included former Kids “R” Us real estate assets as discussed above, as well as our former store support center facility in Montvale, New Jersey.

4.  Stock-based compensation
We account for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees” (APB 25).  We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), issued in 1995.

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

	Quarter ended
(In millions, except per share data)	May 1, 2004	May 3, 2003 (As restated for EITF 03-10)

Net loss – as reported	$(28)	$(26)
Net loss – pro forma	$(33)	$(36)
Basic and diluted loss per share – as reported	$(0.13)	$(0.12)
Basic and diluted loss per share – pro forma	$(0.15)	$(0.17)

The weighted-average fair value at the date of grant for options granted in the first three months of 2004 and 2003 was $4.95 per option and $2.74 per option, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

As there were a number of options granted during the quarters ended May 1, 2004 and May 3, 2003, a range of assumptions are provided below:

Quarter ended
	May 1, 2004	May 3, 2003

Expected stock price volatility	0.416 – 0.458	0.481 – 0.507
Risk-free interest rate	2.7% – 3.7%	2.6% – 2.9%
Weighted average expected life of options	5 years	5 years

The effects of applying SFAS No. 123 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

5.  Credits and allowances received from vendors
We receive credits and allowances from vendors that are related to formal agreements negotiated with such vendors.  These credits and allowances are predominantly for cooperative advertising, promotions, and volume-related purchases, are recognized in cost of sales, and have a positive impact on our consolidated gross margin.

Credits and allowances from vendors for coupons related to events that meet the direct offset requirements of EITF 03-10 are recognized in the same period that the related coupon expense is recognized (see Note 2 to the condensed consolidated financial statements for a further discussion about EITF 03-10).

Credits and allowances from vendors not meeting the direct offset requirements of EITF 03-10, along with other credits and allowances from vendors, are recorded as a reduction of product costs that are recognized when the related merchandise inventories are sold.

6.  Cost of sales and selling, general and administrative expenses
The following table illustrates types of costs included in each category:

“Cost of sales”		“SG&A”

●	The cost to acquire merchandise from vendors;	●	Store payroll and related payroll benefits;
●	Freight in;	●	Rent and other store operating expenses;
●	Markdowns;	●	Advertising expenses;
●	Credits and allowances from merchandise vendors; and	●	Costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and
●	Provision for inventory shortages.	●	Other corporate related expenses.

7.  Comprehensive income
Comprehensive income is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130).  SFAS No. 130 requires that comprehensive income include net income, foreign currency translation adjustments, unrealized gains / (losses) on hedged transactions, and minimum pension liability adjustments, which are reported separately on the consolidated statements of stockholders’ equity in our 2003 Annual Report on Form 10-K.  The components of comprehensive loss are as follows:

	Quarter ended
(In millions)	May 1, 2004	May 3, 2003 (As restated for EITF 03-10)

Net loss	$(28)	$(26)
Foreign currency translation adjustments	(20)	15
Unrealized gain / (loss) on hedged transactions	3	(1)
Minimum pension liability adjustments (1)	1	-

Comprehensive loss	$(44)	$(12)

Note: All amounts above are shown net of tax.

(1)We sponsor defined benefit pension plans covering certain international employees.
Minimum pension liability adjustments refer solely to our foreign plans.  For further details on our defined benefit pension plans, refer to our 2003 Annual Report on Form 10-K.

8.  Segments
A summary of operations by reportable segment is as follows:

	Quarter Ended
(In millions)	May 1, 2004	May 3, 2003 (As restated for EITF 03-10)

Net sales
Toys “R” Us – U.S.	$1,071	$1,133
Toys “R” Us – International	416	376
Babies “R” Us	491	448
Toysrus.com	53	57
Kids “R” Us (1)	27	99

Total net sales	$2,058	$2,113

Operating (loss) / earnings
Toys “R” Us – U.S.	$(14)	$(11)
Toys “R” Us – International	(14)	(12)
Babies “R” Us	63	54
Toysrus.com, net of minority interest	(4)	(8)
Kids “R” Us	-	(8)
Other (2)	(31)	(27)
Restructuring and other charges	(15)	-

Operating (loss)	(15)	(12)

Interest expense, net	(29)	(29)

Loss before income taxes	$(44)	$(41)

 (1)  The remaining free-standing stores will close in 2004.  See Note 3 to the condensed consolidated financial statements for a further discussion.
 (2)  Includes corporate expenses, and the equity in net earnings of Toys “R” Us – Japan, a licensee of ours.

9.  Merchandise inventories
Merchandise inventory for our domestic stores, excluding apparel, is stated at the lower of LIFO (Last-In, First Out) cost or market.  If inventories had been valued at the lower of FIFO (First-In, First-Out) cost or market, inventories would show no change at May 1, 2004, May 3, 2003, or January 31, 2004.  Apparel inventory and inventory for our International and Toysrus.com divisions are stated at the lower of FIFO cost or market.  Details on the components of our consolidated merchandise inventories are as follows:

(In millions)	May 1, 2004	May 3, 2003 (As restated for EITF 03-10)	January 31, 2004 (As restated for EITF 03-10)
Toys “R” Us – U.S.	$1,416	$1,505	$1,314
Toys “R” Us – International	494	497	392
Babies “R” Us	293	294	328
Toysrus.com	50	50	42
Kids “R” Us	1	69	4

	$2,254	$2,415	$2,080

10.  Long-term debt
On February 13, 2004, we paid a total of $506 million, including interest, for our 500 million euro-denominated bond bearing an original interest rate of 6.375% per annum.  In 2001, this obligation was swapped into a $466 million fixed rate obligation with an effective interest rate of 7.43% per annum, interest payments due annually, and principal due on February 13, 2004.

In March 2003, we filed a “shelf” registration statement with the Securities and Exchange Commission giving us the capability to sell up to $800 million of debt securities.  In April 2003, we sold and issued $400 million in notes bearing interest at a coupon rate of 7.875% per annum, maturing on April 15, 2013.  The notes were sold at a price of 98.3% of the principal amount, resulting in an effective yield of 8.125% per annum, and we received net proceeds of $390 million.  Simultaneously with the sale of the notes, we entered into interest rate swap agreements.  As a result of these swap agreements, interest accrues at the rate of LIBOR plus 3.6% per annum.  Interest is payable semi-annually and commenced on October 15, 2003.  In September 2003, we sold an additional $400 million in notes bearing interest at a coupon rate of 7.375% per annum, maturing on October 15, 2018, which fully utilized our capacity to issue debt under the “shelf” registration statement.  The notes were sold at a price of 99.6% of the principal amount, resulting in an effective yield of 7.424% per annum, and we received net proceeds of $395 million.  Simultaneously with the sale of the notes, we entered into interest rate swap agreements.  As a result of these swap agreements, interest accrues at the rate of LIBOR plus 2.3% per annum.  Interest is payable semi-annually and commenced on April 15, 2004.  We used the net proceeds from these notes for the repayment of debt that matured in 2004 and for other general corporate purposes.  These swaps are designated as highly effective fair value hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

11.  Commitments and contingencies
Our condensed consolidated balance sheets contain carrying amounts for certain assets and liabilities that are based on estimates and assumptions.  Certain of these estimates are related to loss contingencies, recoverability of assets, and to other potential obligations for which we are contingently liable. Such estimates include reserves for self-insured risks, litigation reserves, reserves for disputed amounts with vendors, and tax reserves.  We believe that our related reserves are adequate to cover all probable and estimable loss exposures at May 1, 2004.

In the past year, the Internal Revenue Service proposed, and we have agreed to, several adjustments to certain deductions claimed in our 1997 to 1999 federal income tax returns. If these proposed adjustments become final, we will be able to reverse a significant amount of reserves associated with these deductions that had been set up in prior years to cover these items and to recognize the tax benefits associated with those items that were resolved on a favorable basis.

We file unclaimed property returns as required by law.  In certain jurisdictions, the rules concerning proper treatment of unclaimed properties are ambiguous.  In 2003, four states commenced an audit of our unclaimed property returns using contingent fee, third-party auditors.  We are not yet able to estimate the magnitude or determine the probability of the potential unclaimed property liabilities, if any.

We are exposed to other claims and litigation arising out of the ordinary course of business.  We believe the currently identified claims and litigation will not have a material adverse effect on our condensed consolidated financial statements.

12.  Investment in Toys “R” Us – Japan
We have accounted for our 48% ownership investment in the common stock of Toys “R” Us – Japan, a licensee of ours, using the “equity method” of accounting since the initial public offering of Toys “R” Us – Japan in April 2000.  Our policy is to account for the sale of subsidiaries’ stock by recognizing gains or losses for value received in excess of, or less than, our basis in such subsidiary.

At May 1, 2004, the quoted market value of our investment was $372 million, which exceeds our carrying value.  The valuation is derived from a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale.  We are the guarantor of 80% of a 10 billion yen ($90 million) loan to Toys “R” Us – Japan from third parties in Japan.  The loan has an annual interest rate of 6.47% and is due in 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Back_to_Index

General
Toys “R” Us, Inc. and its subsidiaries generate sales, earnings, and cash flow by retailing specialty children’s products worldwide.  We operate all of the “R” Us branded stores in the United States, as well as approximately 50% of the “R” Us branded stores internationally, the balance of which are either licensed or franchised.  Our operating segments include: Toys “R” Us – U.S., Toys “R” Us – International, our Babies “R” Us specialty baby-juvenile stores, Toysrus.com, our Internet subsidiary, and Kids “R” Us.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information to help you better understand and evaluate our financial condition and results of operations.  We recommend that you read this section along with our condensed consolidated financial statements in Item 1 and with our 2003 Annual Report on Form 10-K.

Results of Operations
Consolidated net loss was $28 million, or $0.13 per share, for the first quarter ended May 1, 2004 versus a consolidated net loss of $26 million, or $0.12 per share for the first quarter ended May 3, 2003.  As discussed in Note 2 to the condensed consolidated financial statements, we adopted the provisions of EITF 03-10 beginning in the first quarter of 2004.  Our 2003 condensed consolidated financial statements have been restated for comparability purposes, as permitted by the provisions of EITF 03-10.  Also, as discussed in Note 2 to the condensed consolidated financial statements, we adopted the provisions of EITF 02-16 beginning in the first quarter of 2003.

The following tables present our first quarter 2003 condensed consolidated and segment results, as previously reported and as restated for comparability to the 2004 presentation, as permitted by the provisions of EITF 03-10:

(In millions)	May 1, 2004, as reported	% of sales	May 3, 2003, as restated for EITF 03-10 (1)	% of sales	EITF 03-10 adjustments	May 3, 2003, as reported in 2003 (2)	% of sales
Net sales	$2,058	100.0%	$2,113	100.0%	$(57)	$2,170	100.0%
Cost of sales	1,330	64.6%	1,393	65.9%	(27)	1,420	65.4%

Gross margin	728	35.4%	720	34.1%	(30)	750	34.6%

Selling, general and administrative expenses	647	31.5%	652	30.8%	-	652	30.1%
Depreciation and amortization	81	3.9%	80	3.8%	-	80	3.7%
Restructuring and other charges	15	0.7%	-	-	-	-	-

Total operating expenses	743	36.1%	732	34.6%	-	732	33.8%

Operating (loss) / earnings	(15)	(0.7)%	(12)	(0.5)%	(30)	18	0.8%

Interest expense, net	(29)	(1.4)%	(29)	(1.4)%	-	(29)	(1.3)%

Loss before income taxes	(44)	(2.1)%	(41)	(1.9)%	(30)	(11)	(0.5)%
Income tax benefit	16	0.7%	15	0.7%	11	4	0.2%

Net loss	$(28)	(1.4)%	$(26)	(1.2)%	$(19)	$(7)	(0.3)%

Basic and diluted loss per share	$(0.13)		$(0.12)		$(0.09)	$(0.03)

Average basic and diluted shares outstanding	213.8		212.8			212.8

(1) The provisions of EITF 02-16 and EITF 03-10 did not permit adoption through a cumulative effect adjustment at the beginning of 2003. Our results for the first quarter of 2003, as restated, were unfavorably impacted by $13 million ($8 million after-tax), or $0.04 per share, resulting from the initial implementation of both EITF 02-16 and EITF 03-10.  For all periods subsequent to 2003, the recognition of credits and allowances received from vendors will be driven by changes in vendor agreements, the amount of credits and allowances received from vendors, and changes in sales and inventory levels. The adoption of EITF 02-16 and EITF 03-10 had no impact on our cash flows. See note 2 to the consolidated financial statements for a further discussion about the adoption of EITF 02-16 and EITF 03-10.

(2) Includes the adoption of EITF 02-16.

(In millions)	May 1, 2004, as reported	May 3, 2003, as restated for EITF 03-10	EITF 03-10 adjustments	May 3, 2003, as reported in 2003
Net sales
Toys “R” Us – U.S.	$1,071	$1,133	$(37)	$1,170
Toys “R” Us – International	416	376	(8)	384
Babies “R” Us	491	448	(8)	456
Toysrus.com	53	57	(2)	59
Kids “R” Us (1)	27	99	(2)	101

Total	2,058	2,113	(57)	2,170

Operating (loss) / earnings
Toys “R” Us – U.S.	(14)	(11)	(26)	15
Toys “R” Us – International	(14)	(12)	(1)	(11)
Babies “R” Us	63	54	(3)	57
Toysrus.com, net of minority interest	(4)	(8)	-	(8)
Kids “R” Us	-	(8)	-	(8)
Other (2)	(31)	(27)	-	(27)
Restructuring and other charges	(15)	-	-	-

Operating (loss) / earnings	(15)	(12)	(30)	18

Interest expense – net	(29)	(29)	-	(29)

Loss before income taxes	$(44)	$(41)	$(30)	$(11)

(1) The remaining free-standing stores will close in 2004. See Note 3 to the condensed consolidated financial statements for a further discussion.

(2) Includes corporate expenses, and the equity in net earnings of Toys “R” Us – Japan, a licensee of ours.

Sales
Consolidated net sales for the first quarter of 2004 were $2.06 billion and $2.11 billion for the first quarter of 2003, representing a decrease of $55 million, or 2.6%, from the first quarter of 2003.  Excluding the impact of foreign currency translation of $51 million, consolidated net sales decreased by $106 million, or 5.0%, to $2.0 billion.  Excluding both the impact of foreign currency translation and a $72 million decline in net sales due to the previously announced Kids “R” Us store closings (see Note 3 to the condensed consolidated financial statements), consolidated net sales decreased by $34 million, or 1.6%. This decrease was due to a 5.5% decrease in net sales in the Toys “R” Us – U.S. division, which was primarily driven by a 27% decrease in net sales of video game products in the first quarter of 2004 and was partially offset by an increase of 9.6% in the net sales from our Babies “R” Us division.

The decline in our video game business in the United States is the result of the continued maturation from the last significant video game platform releases in 2001, increased competition, and price deflation of video game products.  We do not expect that any significant video game platforms will be released in 2004.  The Babies “R” Us increase was driven by a 4.6% comparable store sales increase, as well as revenues from new stores sales.  The Babies “R” Us sales’ increases were primarily due to strong sales within the Juvenile and Apparel product categories.

Cost of Sales and Gross Margin
Consolidated gross margin, as a percentage of sales, increased by 1.3 percentage points during the first quarter of 2004.  Consolidated gross margin for the first quarter of 2003 reflects the unfavorable non-recurring impact of the initial implementation of the provisions of EITF 03-10 and EITF 02-16 of $13 million, as discussed previously.  The initial implementation impact represents 0.6 percentage points of the total increase, primarily affecting the Toys “R” Us – U.S. division.

After excluding the initial implementation impact of EITF 03-10 and EITF 02-16 in the first quarter of 2003, consolidated gross margin, as a percentage of sales, increased by 0.7 percentage points.  Gross margin for the Toys “R” Us – U.S. division was 33.2% for the first quarter of 2004 and 32.3% for the first quarter of 2003.  The increase of 0.9 percentage points reflects the initial implementation impact of EITF 03-10 and EITF 02-16.  Excluding the implementation effects, gross margin for the Toys “R” Us – U.S. division was in line with that of the prior year.  Babies “R” Us reported a 1.3 percentage point increase in gross margin to 38.1% of net sales.  Of this increase, 0.3 percentage points are due to the implementation effects of EITF 03-10 and EITF 02-16.  The International division reported an increase of 1.6 percentage points to 38.0%.  Of this increase, 0.6 percentage points represent the implementation effects of EITF 03-10 and EITF 02-16.  Toysrus.com reported an increase of 5.6 percentage points to 30.2%.  The implementation of EITF 03-10 and EITF 02-16 did not affect the gross margin at Toysrus.com.

The increase in gross margin for the Babies “R” Us division for the first quarter was primarily due to a more favorable sales mix.  The increase in margin at the International division is predominantly related to a favorable sales mix of higher Baby, Learning and owned brands, and lower sales of video product.  The increase in gross margin for Toysrus.com reflects a favorable shift of business from lower margin video game products to higher margin Baby and Toy products, as well as lower markdowns.

Selling, General and Administrative Expenses
Consolidated SG&A expenses, as a percentage of sales, for 2004 increased 0.5 percentage points, which was primarily attributable to the net sales decrease discussed above, and was partially offset by cost reduction efforts related to the closing of the Kids “R” Us free-standing stores.

Foreign Currency Exchange
Operating loss for the first quarter of 2004 was $15 million and included a $3 million unfavorable foreign exchange impact.  Excluding this impact of foreign currency translation, operating losses were $12 million for both the first quarters of 2004 and 2003.  Operating losses for the Toys “R” Us – International division were $14 million for the first quarter of 2004 and $12 million for the first quarter of 2003. Excluding the impact of foreign currency translation, operating loss for the Toys “R” Us – International division was $11 million for the first quarter of 2004 and $12 million for the first quarter of 2003.

Strategic Review
We are continuing with the process of conducting a thorough strategic review of all of our assets and operations in order to determine the optimal configuration and use of these resources.

Restructuring and Other Charges
On November 17, 2003, we announced our decision to close all 146 of our free-standing Kids “R” Us stores and all 36 of our free-standing Imaginarium stores, as well as three distribution centers that support these stores.  On March 2, 2004, we entered into an agreement under which Office Depot, Inc. agreed to acquire 124 of the former Kids “R” Us stores.  Certain properties have subsequently been excluded from the agreement with Office Depot, Inc. and these properties are being marketed for disposition.  We currently expect to receive approximately $180 million in cash, before commissions and fees, from Office Depot, Inc. (or its designee) plus the assumption of lease payments and other obligations.  We recorded costs and charges of $15 million (pre-tax) in the first quarter of 2004 for the closing of the free-standing Kids “R” Us stores, which included $5 million of costs for those facilities that were closed.  These costs and charges included $3 million that was recorded in cost of sales and $3 million of depreciation that was accelerated through the closing periods of the stores.  The remaining $9 million of costs and charges were included in restructuring and other charges.  We expect to record additional costs and charges for the remaining stores that will close later this year, as well as for vacancy related costs for closed facilities until their disposition.  Those stores that will not be acquired by Office Depot, Inc. (or its designee) either had leases that ended, will be converted to Babies “R” Us stores, or are being marketed for disposition.

See Note 3 to the condensed consolidated financial statements for a further discussion about restructuring and other charges.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided from operations, our existing cash balances, and our $685 million unsecured revolving credit facility that expires in September 2006.  Our $200 million unsecured revolving credit facility, which we chose not to renew, expired on May 20, 2004.

The seasonal nature of our business typically causes cash balances to decline from the beginning of the fiscal year through October as inventory increases for the holiday selling season and funds are used for construction of new stores, remodeling existing stores, and other initiatives that normally occur in this period.  Our unsecured revolving credit facility is available for seasonal borrowing and other general corporate purposes.  We had no outstanding balances under this credit facility at the end of the first quarter.  We believe that cash flow from our operations in 2004, along with our existing cash and our unsecured revolving credit facility, will be adequate to meet our expected cash flow requirements, and to fund our planned capital expenditures for at least the next 12 months.  In addition, our next significant debt maturity will occur in 2006 and we believe that we will be able to either repay or refinance this maturing debt.

Net cash used in operating activities for the first quarter of 2004 was $415 million compared to $228 million for the first quarter of 2003.  The increase in net cash used in operating activities is primarily due to a decrease in accounts payable.  This decrease was the result of a decrease in quarter over quarter cash used for merchandise inventories, as well as a change in the timing of certain vendor payments.  Our merchandise inventories, net of accounts payable, decreased to $1.3 billion at May 1, 2004 from $1.4 billion at May 3, 2003.

Net cash used in financing activities was $491 million compared to net cash received from financing activities in 2003 of $376 million.  Financing activities for the first quarter of 2004 reflect the payment of our 500 million euro-denominated bond bearing an original interest rate of 6.375% per annum.  In 2001, this obligation was swapped into a $466 million fixed rate obligation with an effective interest rate of 7.43% per annum, interest payments due annually, and principal due on February 13, 2004.  Financing activities in the first quarter of 2003 reflect the receipt of the net proceeds of $390 million from the issuance and sale of $400 million aggregate principal notes bearing interest at a coupon rate of 7.875% issued on April 15, 2003 and due April 15, 2013.  The notes were sold at a price of 98.3% of the principal amount, resulting in an effective yield of 8.125% per annum.  Simultaneously with the sale of the notes, we entered into interest rate swap agreements.  As a result of these swap agreements, interest accrues at the rate of LIBOR plus 3.6% per annum.

Uses of Capital
During 2004, we plan to invest approximately $340 million in capital expenditures.  This includes plans to open approximately 20 new Babies “R” Us stores in 2004, several of which will be conversions of former Kids “R” Us stores, and approximately 20 existing stores will be renovated to our newest prototype.  We also plan to open approximately nine new wholly-owned international Toys “R” Us stores and to convert approximately 35 Toys “R” Us stores in the United States into combo stores, which combine our toy offering with children’s apparel.  In addition, we plan to improve and enhance our information technology systems.

Credit Ratings
On March 10, 2004, Standard & Poor’s revised our long-term debt credit rating to BB, a one level downgrade from BB+.  On March 24, 2004, Moody’s revised our long-term debt credit rating to Ba2, a two level downgrade from Baa3.  These current credit ratings are considered non-investment grade and are as follows:

	Moody’s	Standard and Poor’s
Long-term debt	Ba2	BB
Commercial paper	NP	NR
Outlook	Negative	Negative

Other credit ratings for our debt are available; however, we have disclosed only the ratings of the two largest nationally recognized statistical rating organizations because we believe these are the most relevant to our business.

Our current credit ratings, as well as future rating agency actions, could (1) negatively impact our ability to finance our operations on satisfactory terms; (2) have the effect of increasing our future financing costs; and (3) have the effect of slightly increasing our insurance premiums and collateral requirements necessary for our self-insured programs.  Our debt instruments do not contain provisions requiring acceleration of payment upon a debt rating downgrade.

Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods.  We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our condensed consolidated financial statements.  A summary of significant accounting policies and a description of accounting policies that we believe critical may be found in our 2003 Annual Report on Form 10-K, in the Critical Accounting Policies section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments
On May 21, 2004, we, Toysrus.com, LLC, our Internet subsidiary, and two other affiliated companies, filed a lawsuit against Amazon.com, Inc. and its affiliated companies related to our strategic alliance with Amazon.com, Inc.  The lawsuit was filed to protect our exclusivity rights in the toy, game, and baby products categories for the online e-commerce site on the Amazon.com platform.  The complaint seeks injunctive and declaratory relief, monetary damages and contract rescission rights against Amazon.com, Inc.  The suit was filed in the Superior Court of New Jersey, Chancery Division, Passaic County. At this time, we do not anticipate that this lawsuit, or the subject matter thereof, will disrupt the continued offering of products and services on our e-commerce sites, affect our customers and suppliers, or have any material effect on our financial condition or results of operations.  We will continue to make payments in accordance with the agreement in order to maintain the right to exclusivity while this matter is being resolved.

Forward-Looking Statements
This Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby.  All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements.  We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases.  These statements discuss, among other things, implementation of the results of our strategic review, our strategy, store openings and renovations, future financial or operational performance, anticipated cost savings, results of store closings and restructurings, anticipated domestic or international development, and other goals and targets.  These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of our business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, availability of adequate financing, our dependence on key vendors for our merchandise, international events affecting the delivery of toys and other products to our stores, economic, political and other developments associated with our international operations, and risks, uncertainties and factors set forth in our reports and documents filed with the United States Securities and Exchange Commission (which reports and documents should be read in conjunction with this Quarterly Report on Form 10-Q).  We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments.  Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Back_to_Index

Item 3.  Quantitative and Qualitative Disclosures of Market Risk
We are exposed to market risk from potential changes in interest rates and foreign exchange rates.  Our market risks at May 1, 2004 are similar to those disclosed in Item 7a of our 2003 Annual Report on Form 10-K.  We continue to regularly evaluate these risks and continue to take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge a variety of risk exposures including interest rate and currency risks.  There has been no material change to our market risk since January 31, 2004.

Back_to_Index

Item 4.  Controls and Procedures
(a) Disclosure Controls and Procedures.  As of May 1, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a- 15 (e) and 15d -15 (e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our SEC periodic reports.

(b) Internal Controls Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the three months ended May 1, 2004.  These shares were either delivered to us by employees as payment for the exercise price of stock options or purchased by us and held in trust pursuant to our Non-Employee Directors’ Deferred Compensation Plan to mirror deferred restricted stock units that were granted by us to our non-employee directors during this period.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

02/01/2004 – 02/28/2004	(1)	10,118	$14.50	-	$-

02/29/2004 – 03/27/2004	(2)	30,294	$16.46	-	$-

03/28/2004 – 05/01/2004	(2)	147,704	$16.73	-	$-

Total		188,116	$16.57	-	$-

(1)	Represents shares of common stock purchased and held in a rabbi trust established under our
Non-Employee Directors’ Deferred Compensation Plan to mirror deferred restricted stock units that were granted during this period pursuant to our Non-Employee Directors’ Stock Unit Plan.

(2)	Represents shares of common stock delivered to us as payment for the exercise price of options issued under our Amended and Restated 1994 Stock Option and Performance Incentive Plan and
Amended and Restated 1997 Stock Option Plan.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Form 8-B, filed on January 3, 1996 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Form 10-Q, filed on May 3, 2003 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On March 3, 2004, we filed a Current Report on Form 8-K under item 5 announcing an agreement with Office Depot, Inc. under which Office Depot, Inc. would acquire 124 of the former Kids “R” Us stores.  Under that Form 8-K, we also furnished under item 7 (pursuant to item 12) (but did not file) the press release announcing our results of operations for the fourth quarter and fiscal year ended January 31, 2004.

On April 13, 2004, we filed a Current Report on Form 8-K under items 5 and 7 announcing the appointment of Raymond L. Arthur as Chief Financial Officer.

SIGNATURE

Back_to_Index

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.

(Registrant)

Date: June 10, 2004	/s/ Raymond L. Arthur

Raymond L. Arthur
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Form 8-B, filed on January 3, 1996 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Form 10-Q, filed on May 3, 2003 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.