Form 10-Q
period 2004-09-09
TOYS R US INC
filed 2004-09-09
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

The number of shares of common stock, $0.10 par value per share, outstanding as of August 26, 2004 was 214,139,744.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Back to Index

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	July 31, 2004	August 2, 2003 (As restated for EITF 03-10)	January 31, 2004 (As restated for EITF 03-10)

ASSETS
Current Assets:
Cash and cash equivalents	$1,063	$925	$2,003
Restricted cash	-	53	-
Accounts and other receivables	130	183	146
Merchandise inventories	2,102	2,458	2,080
Property assets held for sale	61	-	163
Income tax benefit	98	-	-
Prepaid expenses and other current assets	99	117	249

Total current assets	3,553	3,736	4,641

Property and equipment, net	4,465	4,701	4,572
Goodwill, net	348	348	348
Other assets	576	699	613

	$8,942	$9,484	$10,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$-	$-	$-
Accounts payable	827	957	991
Accrued expenses and other current liabilities	693	590	894
Income tax payable	-	220	214
Current portion of long-term debt	33	944	657

Total current liabilities	1,553	2,711	2,756

Long-term debt	2,268	1,907	2,349
Deferred income taxes	538	564	538
Other non-current liabilities	346	279	328

Minority interest in Toysrus.com	5	7	9

Stockholders’ equity	4,232	4,016	4,194

	$8,942	$9,484	$10,174

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Quarter Ended		Six Months Ended

	July 31, 2004	August 2, 2003 (As restated for EITF 03-10)	July 31, 2004	August 2, 2003 (As restated for EITF 03-10)

Net sales	$2,022	$2,104	$4,080	$4,217
Cost of sales	1,441	1,368	2,771	2,761

Gross margin	581	736	1,309	1,456

Selling, general and administrative expenses	656	641	1,303	1,293
Depreciation and amortization	79	81	160	161
Restructuring and other charges	38	-	53	-

Total operating expenses	773	722	1,516	1,454

Operating (loss) / earnings	(192)	14	(207)	2

Interest expense - net	(27)	(32)	(56)	(61)

Loss before income taxes	(219)	(18)	(263)	(59)

Income tax benefit	280	7	296	22

Net earnings / (loss)	$61	$(11)	$33	$(37)

Basic earnings / (loss) per share	$0.28	$(0.05)	$0.15	$(0.17)

Diluted earnings / (loss) per share	$0.28	$(0.05)	$0.15	$(0.17)

Average basic shares outstanding	214.2	213.3	214.0	213.1

Average diluted shares outstanding	217.5	213.3	217.3	213.1

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended

	July 31, 2004	August 2, 2003 (As restated for EITF 03-10)

Cash Flows from Operating Activities:
Net earnings / (loss)	$33	$(37)
Adjustments to reconcile net earnings / (loss) to net cash used in operating activities:
Depreciation and amortization	160	161
Other	12	(6)
Changes in operating assets and liabilities:
Merchandise inventories	(29)	(251)
Prepaid expenses and other operating assets	10	(5)
Accrued expenses and other liabilities	(196)	(273)
Accounts payable	(156)	61
Income taxes payable / receivable	(312)	(36)

Net cash used in operating activities	(478)	(386)

Cash Flows from Investing Activities:
Capital expenditures, net	(82)	(71)
Proceeds from sale of fixed assets	103	-

Net cash provided by / (used in) investing activities	21	(71)

Cash Flows from Financing Activities:
Long-term debt borrowings	-	393
Long-term debt repayment	(491)	(17)
Other	5	-

Net cash (used in) / provided by financing activities	(486)	376

Effect of exchange rate changes on cash and cash equivalents	3	(17)

Cash and cash equivalents:
Net decrease during period	(940)	(98)
Cash and cash equivalents at beginning of period	2,003	1,023

Cash and cash equivalents at end of period	$1,063	$925

Supplemental disclosures of cash flow information:
Net income taxes paid	$1	$12

Interest paid	$91	$96

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Back to Index

1.  Basis of presentation
Except as expressly indicated or unless the context otherwise requires, as used herein, the “company,” “we,” “us,” or “our” means Toys “R” Us, Inc. and its subsidiaries.  We are a worldwide specialty retailer of toys, baby products and children’s apparel.  Our interim condensed consolidated financial statements are unaudited and are subject to year-end adjustments.  However, in our opinion, all known adjustments (which consist primarily of normal, recurring accruals, and estimates that impact the carrying values of assets and liabilities) have been made and the interim financial statements present fairly the consolidated financial condition and operating results for the unaudited periods.  Ultimate outcomes could materially differ from our estimates.  Because of the seasonal nature of our business, results for interim periods are not indicative of results to be expected for a full fiscal year.  The financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. Unless otherwise stated, all per share figures refer to diluted per share amounts. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  Changes in accounting
In the first quarter of 2004, we applied the provisions of Emerging Issues Task Force (EITF) Issue No. 03-10, “‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (EITF 03-10).  Beginning in the first quarter of 2004, sales have been recorded net of coupons that were redeemed.  Under the provisions of EITF 03-10, when we receive credits and allowances from vendors for coupons related to events that meet the direct offset requirements of EITF 03-10, we will recognize in cost of sales the related reimbursement as an offset to coupon expense during the period of redemption.  Credits and allowances received from vendors that do not meet the direct offset requirements of EITF 03-10 will be recorded as a reduction of product costs in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), which we applied at the beginning of 2003. Our 2003 condensed consolidated financial statements have been restated to the current year’s presentation, as permitted by the provisions of EITF 03-10.

The following table outlines the unfavorable impact of the adoption of EITF 02-16 and restatement for EITF 03-10 on our 2003 earnings / (loss) before income taxes:

	EITF			Source of change
(In millions)	02-16 Adoption	03-10 Restatement	Total	Implementation	Current Period

Second quarter ended August 2, 2003	$9	$1	$10	$14	$(4)

Six months ended August 2, 2003	$23	$31	$54	$27	$27

Year ended January 31, 2004	$50	$43	$93	$74	$19

The provisions of EITF 02-16 and EITF 03-10 did not permit adoption through a cumulative effect adjustment at the beginning of 2003.  As noted above, if we had been permitted to record a cumulative effect adjustment at the beginning of 2003, the unfavorable impact on 2003 earnings / (loss) before taxes would have been reduced by $14 million for the second quarter, $27 million for the first six months of 2003, and $74 million for the full year.  The recognition of credits and allowances received from vendors for the current period effect noted above, and for all periods subsequent to 2003, will be driven by changes in vendor agreements, the amount of credits and allowances received from vendors, and changes in sales and inventory levels.  The adoption of EITF 02-16 and EITF 03-10 had no net impact on our condensed consolidated statements of cash flows.

Refer to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details regarding the restatement made to our condensed consolidated statement of operations for the second quarter and the six months ended August 2, 2003.

3.  Restructuring and other charges
Our condensed consolidated financial statements for the six-month period ended July 31, 2004 included the following pre-tax charges related to restructuring initiatives from current and prior years, and are as follows:

(In millions)	Restructuring and other charges	Depreciation and amortization	Cost of Sales	SG&A	Total

2004 Initiatives	$ 11	$ -	$ -	$ 3	$ 14
2003 Initiatives	22	3	10	-	35
2001 Initiatives	13	-	-	-	13
1998 and 1995 Initiatives	7	-	-	-	7

Total	$ 53	$ 3	$ 10	$ 3	$ 69

Restructuring and other charges totaled $38 million and $53 million for the second quarter and the six months ended July 31, 2004, respectively.

At July 31, 2004, we have total remaining reserves of $131 million to complete all of these restructuring initiatives.  We believe that remaining reserves at July 31, 2004 are adequate to complete these initiatives and commitments.  See below for a further discussion of individual restructuring initiatives and related charges and reserves.

2004 Initiatives
On August 11, 2004, we announced that our Board of Directors has decided to pursue a separation of the Toys “R” Us and Babies “R” Us businesses.  In addition, we announced our intention to restructure the company’s corporate headquarter operations in Wayne, New Jersey.  We recorded termination benefits of $14 million associated with this action in the second quarter of 2004.  Of these charges, $3 million were recorded in selling, general and administrative expenses, and were related to compensation benefits for associates terminated in the second quarter.  As of July 31, 2004, the entire $14 million of reserves for termination benefits remain for this initiative. We anticipate that additional termination benefits will be incurred in subsequent quarters relating to the restructuring of the company’s corporate headquarters.

2003 Initiatives
On November 17, 2003, we announced our decision to close all 146 of our free-standing Kids “R” Us stores and all 36 of our free-standing Imaginarium stores, as well as three distribution centers that support these stores.  A majority of these facilities were closed on or before January 31, 2004, and all but 6 have been closed at July 31, 2004.  We expect the remaining stores will close later this year.

On March 2, 2004, we entered into an agreement under which Office Depot, Inc. agreed to acquire 124 of the former Kids “R” Us stores for $197 million in cash, before commissions and fees, plus the assumption of lease payments and other obligations.  Certain properties have subsequently been excluded from this agreement and are being separately marketed for disposition. We currently expect to receive approximately $180 million in cash, before commissions and fees, from Office Depot, Inc. (or its designee) plus the assumption of lease payments and other obligations.  Those stores that will not be acquired by Office Depot, Inc. (or its designee) either had leases that ended, will be converted to Babies “R” Us stores, or are being marketed for disposition.  More than half of the closings were completed at July 31, 2004 and cash proceeds of more than $100 million have been received.  We anticipate that the remaining closings will be completed in phases and the resulting gain recorded over the next several months as the transaction is concluded.

We recorded charges of $147 million in the fourth quarter of 2003 related to the closing of these facilities.  These charges included $49 million of inventory markdowns recorded in cost of sales and $24 million of depreciation that was accelerated through the closing periods of the Kids “R” Us stores.  The remaining $74 million of charges were included in restructuring and other charges.

As outlined in the summary table above, we recorded charges of $20 million and $35 million during the second quarter and the first six months of 2004, respectively, for the closing of the free-standing Kids “R” Us stores.  Included in the $20 million and $35 million of charges, are inventory markdowns related to this initiative of $7 million, for the second quarter of 2004, and $10 million for the six month ended July 31, 2004, that were recorded in cost of sales. Also included in these charges are $13 million, for the second quarter of 2004, and $22 million, for the first six months of 2004, of asset impairment, lease obligations, and vacancy-related costs for the closed facilities recorded as restructuring and other charges. In addition, these charges include $3 million of accelerated depreciation recorded in the first six months of 2004. We expect to record additional charges for the remaining stores that will close later this year, as well as for vacancy related costs for closed facilities until their disposition.

Details on the activity of charges and reserves for the six-month period ended July 31, 2004 are as follows:

(In millions)	Balance at January 31, 2004	Adjustments	Utilized	Balance at July 31, 2004

Inventory markdowns	$21	$10	$(31)	$-
Asset impairment	-	6	(6)	-
Real estate and lease commitments	13	16	(17)	12
Termination benefits	11	-	(8)	3
Accelerated depreciation	-	3	(3)	-

Total remaining restructuring reserves	$45	$35	$(65)	$15

2001 Initiatives
In 2001, we recorded charges to close a number of stores, to eliminate a number of staff positions, and to consolidate five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey.  These actions resulted in total pre-tax charges of $237 million, which were partially offset by the reversal of $24 million of previously accrued charges ($11 million from the 1998 charge and $13 million from the 1995 charge) that we determined to be no longer needed.  Therefore, we recorded net charges of $213 million in the fourth quarter of 2001, of which $27 million of charges were recorded in cost of sales.  During the second quarter and the first six months of 2004, we recorded an additional $12 million and $13 million of charges related to lease commitments on idle facilities, respectively.

Details on the activity of charges and reserves for the six-month period ended July 31, 2004 are as follows:

(In millions)	Balance at January 31, 2004	Adjustments	Utilized	Balance at July 31, 2004

Real estate and lease commitments
Store closings	$25	$(2)	$(4)	$19
Store support center consolidation	44	13	(6)	51
Asset write-down	-	2	(2)	-

Total remaining restructuring reserves	$69	$13	$(12)	$70

Other Prior Year Initiatives
We had $32 million of reserves remaining at July 31, 2004 from charges previously recorded in 1998 and 1995, primarily for long-term lease commitments, that will be utilized in 2004 and thereafter.  In addition, we have recorded additional charges of $7 million during the first six months of 2004 related to properties included in these restructuring initiatives, of which $2 million were recorded in the second quarter of 2004.

Property Assets Held for Sale
We have included certain real estate assets as current assets in our condensed consolidated balance sheets as they are being held for sale.  Property assets held for sale at July 31, 2004 included former Kids “R” Us real estate assets as discussed above, as well as our former store support center facility in Montvale, New Jersey.

4.  Stock-based compensation
We account for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees” (APB 25).  We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), issued in 1995.

In accordance with the provisions of SFAS No. 123, we apply APB 25 and related interpretations in accounting for our stock option plans and, accordingly, do not recognize compensation expense.  If we had elected to recognize compensation expense based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123, net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	Quarter Ended		Six Months Ended
(In millions, except per share data)	July 31, 2004	August 2, 2003 (As restated for EITF 03-10)	July 31, 2004	August 2, 2003 (As restated for EITF 03-10)
Net earnings / (loss) – as reported	$61	$(11)	$33	$(37)
Net earnings / (loss) – pro forma	$58	$(21)	$24	$(56)
Basic and diluted earnings / (loss) per share – as reported	$0.28	$(0.05)	$0.15	$(0.17)
Basic and diluted earnings / (loss) per share – pro forma	$0.27	$(0.10)	$0.11	$(0.26)

The weighted-average fair value at the date of grant for options granted in the second quarter of 2004 and 2003 was $5.65 and $4.16 per option, respectively. The weighted-average fair value at the date of grant for options granted in the first six months of 2004 and 2003 was $4.95 per option and $2.75 per option, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

As there were a number of options granted during the six months periods ended July 31, 2004 and August 2, 2003, a range of assumptions are provided below:

	Quarter Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Expected stock price volatility	0.453	0.518 – 0.548	0.416 – 0.458	0.481 – 0.548
Risk-free interest rate	3.9%	2.3% - 3.0%	2.7% - 3.9%	2.3% - 3.0%
Weighted average expected life of options	5 years	5 years	5 years	5 years

The effects of applying SFAS No. 123 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

5.  Credits and allowances received from vendors
We receive credits and allowances from vendors that are related to formal agreements negotiated with such vendors.  These credits and allowances, predominantly for cooperative advertising, promotions, and volume-related purchases, are recognized in cost of sales and have a positive impact on our consolidated gross margin.

Credits and allowances from vendors for coupons related to events that meet the direct offset requirements of EITF 03-10 are recognized as an offset to coupon expense, in cost of sales, during the period of redemption (see Note 2 to the condensed consolidated financial statements for further discussion related to EITF 03-10).

Credits and allowances from vendors not meeting the direct offset requirements of EITF 03-10, along with other credits and allowances from vendors, are recorded as a reduction of product costs in accordance with EITF 02-16 that are recognized when the related merchandise inventories are sold.

6.  Cost of sales and selling, general and administrative expenses
The following table illustrates types of costs included in each category:

“Cost of sales”		“SG&A”
●	The cost to acquire merchandise from vendors;	●	Store payroll and related payroll benefits;
●	Freight in;	●	Rent and other store operating expenses;
●	Markdowns;	●	Advertising expenses;
● ●	Credits and allowances from merchandise vendors; and Provision for inventory shortages.	●	Costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and
		●	Other corporate related expenses.

7.  Comprehensive income / (loss)
Comprehensive income / (loss) is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130).  SFAS No. 130 requires that comprehensive income include net income, foreign currency translation adjustments, unrealized gains / (losses) on hedged transactions, and minimum pension liability adjustments, which are reported separately on the consolidated statements of stockholders’ equity in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.  The components of comprehensive income / (loss) are as follows:

	Quarter Ended		Six Months Ended
(In millions, net of tax)	July 31, 2004	August 2, 2003 (As restated for EITF 03-10)	July 31, 2004	August 2, 2003 (As restated for EITF 03-10)
Net earnings / (loss)	$61	$(11)	$33	$(37)
Foreign currency translation adjustments	10	(4)	(10)	12
Unrealized gain / (loss) on hedged transactions	(1)	2	3	1
Minimum pension liability adjustments (1)	(1)	-		-

Comprehensive income / (loss)	$69	$(13)	$26	$(24)

(1)We sponsor defined benefit pension plans covering certain international employees. Minimum pension liability adjustments refer solely to our foreign plans. For further details on our defined benefit pension plans, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

8.  Segments
A summary of operations by reportable segment is as follows:

	Quarter Ended		Six Months Ended
(In millions)	July 31, 2004	August 2, 2003 (As restated for EITF 03-10)	July 31, 2004	August 2, 2003 (As restated for EITF 03-10)
Net sales
Toys “R” Us – U.S.	$1,044	$1,123	$2,115	$2,256
Toys “R” Us – International	472	432	888	808
Babies “R” Us	454	429	945	877
Toysrus.com	51	51	104	108
Kids “R” Us (1)	1	69	28	168

Total net sales	$2,022	$2,104	$4,080	$4,217

Operating (loss) / earnings (2)
Toys “R” Us – U.S.	$(138)	$9	$(152)	$(2)
Toys “R” Us – International	6	4	(8)	(8)
Babies “R” Us	54	46	117	100
Toysrus.com, net of minority interest	(5)	(9)	(9)	(17)
Kids “R” Us	(8)	(15)	(8)	(23)
Other (3)	(63)	(21)	(94)	(48)
Restructuring and other charges	(38)	-	(53)	-

Operating (loss) / earnings	(192)	14	(207)	2

Interest expense, net	(27)	(32)	(56)	(61)

Loss before income taxes	$(219)	$(18)	$(263)	$(59)

(1)  We expect the remaining free-standing stores will close later this year.  See Note 3 to the condensed consolidated financial statements for a further discussion.

(2)  Consolidated operating loss for the quarter and the six months ended July 31, 2004 included pre-tax charges of  $190 million and $193 million, respectively.   Of these charges, we recorded inventory markdowns related the Toys “R” Us - U.S. and Toys “R” Us - International divisions of  $132 million, $15 million, respectively for the second quarter and the six months ended July 31, 2004.  For the Kids “R” Us division, we recorded inventory markdowns of $7 million and $10 million for the second quarter and the six months ended July 31, 2004, respectively.  Included in “other” are charges for the second quarter and the six months ended July 31, 2004, related to reserves established for termination benefits and unclaimed property.

(3)  Includes corporate expenses, the operating results of Toy Box, and the equity earnings of Toys “R” Us – Japan, a licensee of ours.

9.  Merchandise inventories
Merchandise inventory for our domestic stores, excluding apparel, is stated at the lower of LIFO (Last-In, First Out) cost or market.  If inventories had been valued at the lower of FIFO (First-In, First-Out) cost or market, inventories would show no change at July 31, 2004, August 2, 2003, or January 31, 2004.  Apparel inventory and inventory for our International and Toysrus.com divisions are stated at the lower of FIFO cost or market.  Details on the components of our consolidated merchandise inventories are as follows:

(In millions)	July 31, 2004 (1)	August 2, 2003 (As restated for EITF 03-10)	January 31, 2004 (As restated for EITF 03-10)
Toys “R” Us – U.S.	$1,252	$1,512	$1,314
Toys “R” Us – International	496	492	392
Babies “R” Us	302	293	328
Toysrus.com	52	58	42
Kids “R” Us	-	103	4

	$2,102	$2,458	$2,080

(1) 2004 inventory balances include the unfavorable impact of $147 million in inventory markdowns primarily to liquidate selected older toy-store inventory and therefore enhance store productivity and supply chain efficiency.

10.  Long-term debt and issuance of common stock
On the maturity date of February 13, 2004, we paid a total of $506 million, including interest, to retire our 500 million euro-denominated bond bearing an original interest rate of 6.375% per annum.  In 2001, this obligation was swapped into a $466 million fixed rate obligation with an effective interest rate of 7.43% per annum, interest payments due annually, and principal due on February 13, 2004.

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

11.  Derivative instruments and hedging activities
We enter into derivative financial arrangements to hedge a variety of risk exposures, including interest rate and currency risks, associated with our long-term debt, as well as foreign currency risk relating to import merchandise purchases. We account for these hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and we record the fair value of these instruments within our consolidated balance sheets.

Gains and losses from derivative financial instruments are largely offset by gains and losses on the underlying transactions. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings. Generally, the contract terms of hedge instruments closely mirror those of the item being hedged, providing a high degree of risk reduction and correlation. At July 31, 2004, we increased the carrying amount of our long-term debt by $23 million, representing the fair value of debt in excess of the carrying amount on that date. Also at July 31, 2004, we recorded derivative assets of $48 million and derivative liabilities of $42 million.

We did not realize any material gains or losses related to these transactions for any of the periods presented.  Accordingly, non-cash changes in assets, liabilities and equity have been excluded from the condensed consolidated statements of cash flows presented.

12.  Commitments and contingencies
Our condensed consolidated balance sheets contain carrying amounts for certain assets and liabilities that are based on estimates and assumptions.  Certain of these estimates are related to loss contingencies, recoverability of assets, and to other potential obligations for which we are contingently liable. Such estimates include reserves for self-insured risks, litigation reserves, reserves for disputed amounts with vendors, and tax reserves.  We believe that these reserves are adequate to cover all probable and estimable loss exposures at July 31, 2004.

Our corporate income tax returns are routinely examined by the Internal Revenue Service ("IRS") and other taxing authorities.  In the past year, the IRS proposed, and we agreed to, several adjustments to certain deductions claimed in our 1997 to 1999 federal income tax returns.  Based on specific facts and circumstances, from time to time, management establishes reserves to cover certain tax related contingencies including contingencies resulting from questions raised by the taxing authorities during the course of an examination.  On June 29, 2004, the IRS notified us that its examination of our 1997 to 1999 U.S. federal tax returns was completed and its adjustments were final.  As a result, the Company reversed previously accrued income tax reserves that had been established to cover tax related contingencies in the years 1997 to 1999.  This reversal decreased income tax expense and increased net earnings for our second quarter ended July 31, 2004 by $200 million.

We file unclaimed property returns as required by law.  In certain jurisdictions, the rules concerning proper treatment of unclaimed properties are ambiguous.  In 2003, four states commenced an audit of our unclaimed property returns using contingent fee, third-party auditors.  As of July 31, 2004, we believe we have adequate reserves established for potential unclaimed property liabilities.

On May 21, 2004, we, Toysrus.com, LLC, our Internet subsidiary, and two other affiliated companies, filed a lawsuit against Amazon.com, Inc. and its affiliated companies related to our strategic alliance with Amazon.com, Inc.  The lawsuit was filed to protect our exclusivity rights in the toy, game, and baby products categories for the online e-commerce site on the Amazon.com platform.  The complaint seeks injunctive and declaratory relief, monetary damages and contract rescission against Amazon.com, Inc.  The suit was filed in the Superior Court of New Jersey, Chancery Division, Passaic County.  On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements.

This counterclaim seeks monetary damages and invokes contract termination rights.  At this time, we do not anticipate that this lawsuit, or the subject matter thereof, will disrupt our ability to continue to offer products and services on our e-commerce sites, affect our customers and suppliers, or have any material effect on our financial condition or results of operations.  We anticipate continuing to make payments in accordance with the agreement.

We are exposed to other claims and litigation arising out of the ordinary course of business.  We believe the currently identified claims and litigation will not have a material adverse effect on our condensed consolidated financial statements.

13.  Investment in Toys “R” Us – Japan
We have accounted for our 48% ownership investment in the common stock of Toys “R” Us – Japan, a licensee of ours, using the “equity method” of accounting since the initial public offering of Toys “R” Us – Japan in April 2000.  Our policy is to account for the sale of subsidiaries’ stock by recognizing gains or losses for value received in excess of, or less than, our basis in such subsidiary.

At July 31, 2004, the quoted market value of our investment was $319 million, which exceeds our carrying value.  The valuation is derived from a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale.  We are the guarantor of 80% of a 10 billion yen ($90 million) loan to Toys “R” Us – Japan from third parties in Japan.  The loan has an annual interest rate of 6.47% and is due in 2012.

14.  Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(In millions, except per share data)	July 31, 2004	August 2, 2003 (As restated for EITF 03-10)	July 31, 2004	August 2, 2003 (As restated for EITF 03-10)
Numerator:
Net earnings / (loss) available to common shareholders	$61	$(11)	$33	$(37)

Denominator for basic earnings per share – weighted average shares	214.2	213.3	214.0	213.1

Impact of dilutive securities	3.3	-	3.3	-

Denominator for diluted earnings per share – weighted average shares	217.5	213.3	217.3	213.1

Basic earnings / (loss) per share	$0.28	$(0.05)	$0.15	$(0.17)

Diluted earnings / (loss) per share	$0.28	$(0.05)	$0.15	$(0.17)

Options to purchase approximately 21.7 million shares of common stock were outstanding during the second quarter and six-month period ended July 31, 2004.  However, these options to purchase shares of common stock were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares.

15.  Subsequent events
On August 11, 2004, we announced that our Board of Directors has decided to pursue a separation of the Toys “R” Us and Babies “R” Us businesses.

Our Board of Directors continues to evaluate the means of effecting the separation and intends to effect the separation in a manner designed to enhance shareholder value.  We are taking steps, among other actions, to explore the possible sale of the global toy business as well as to prepare for a possible spin-off of Babies “R” Us. We expect to complete the separation of the ownership of the two businesses during the first half of fiscal 2005.

On August 17, 2004 we sold our former global support center in Montvale, New Jersey.   We received net proceeds of $14.5 million, which equaled our net book value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Back to Index

General
Toys “R” Us, Inc. and its subsidiaries generate sales, earnings, and cash flow by retailing specialty toys, baby products and children’s apparel worldwide.  We operate all of the “R” Us branded stores in the United States, as well as approximately 50% of the “R” Us branded stores internationally, the balance of which are either licensed or franchised.  Our operating segments include: Toys “R” Us – U.S., Toys “R” Us – International, our Babies “R” Us specialty baby-juvenile stores, Toysrus.com, our Internet subsidiary, and Kids “R” Us.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information to help you better understand and evaluate our financial condition and results of operations.  We recommend that you read this section in conjunction with our condensed consolidated financial statements in Item 1 and with our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Results of Operations
Consolidated net income was $61 million, or $0.28 per share, for the second quarter ended July 31, 2004 versus a consolidated net loss of $11 million, or $0.05 per share for the second quarter ended August 2, 2003.  Consolidated net income was $33 million, or $0.15 per share, for the six months ended July 31, 2004 versus a consolidated net loss of $37 million, or $0.17 per share for the six months ended August 2, 2003. Net income for the second quarter and the first six months of 2004 reflects the reversal of $200 million of previously accrued income tax reserves that had been established to cover tax related contingencies in the years 1997 to 1999.  See Note 12 to the condensed consolidated financial statements for further details.

As discussed in Note 2 to the condensed consolidated financial statements, we applied the provisions of EITF 03-10 beginning in the first quarter of 2004.  Our 2003 condensed consolidated financial statements have been restated for comparability purposes, as permitted by the provisions of EITF 03-10.  Also, as discussed in Note 2 to the condensed consolidated financial statements, we applied the provisions of EITF 02-16 beginning in the first quarter of 2003.  The following tables present our second quarter 2003 condensed consolidated and segment results, as previously reported and as restated for comparability to the 2004 presentation, as permitted by the provisions of EITF 03-10:

QUARTER ENDED
(In millions, except per share data)	July 31, 2004, as reported	August 2, 2003, as restated for EITF 03-10 (1)	EITF 03-10 adjustments	August 2, 2003, as reported in 2003 (2)
Net sales	$2,022	$2,104	$(34)	$2,138
Cost of sales	1,441	1,368	(33)	1,401

Gross margin	581	736	(1)	737

Selling, general and administrative expenses	656	641	-	641
Depreciation and amortization	79	81	-	81
Restructuring and other charges	38	-	-	-

Total operating expenses	773	722	-	722

Operating (loss) / earnings	(192)	14	(1)	15

Interest expense - net	(27)	(32)	-	(32)

Loss before income taxes	(219)	(18)	(1)	(17)

Income tax benefit	280	7	1	6

Net earnings / (loss)	$61	$(11)	$-	$(11)

Basic earnings / (loss) per share	$0.28	$(0.05)	$-	$(0.05)

Diluted earnings / (loss) per share	$0.28	$(0.05)	$-	$(0.05)

Average basic shares outstanding	214.2	213.3		213.3

Average diluted shares outstanding	217.5	213.3		213.3

(1) The provisions of EITF 02-16 and EITF 03-10 did not permit adoption through a cumulative effect adjustment at the beginning of 2003. Our results for the second quarter of 2003, as restated, were unfavorably impacted by $14 million ($9 million after-tax), or $0.04 per share, resulting from the non- recurring initial implementation of both EITF 02-16 and EITF 03-10.  For all periods subsequent to 2003, the recognition of credits and allowances received from vendors will be driven by changes in vendor agreements, the amount of credits and allowances received from vendors, and changes in sales and inventory levels. The adoption of EITF 02-16 and EITF 03-10 had no net impact on our cash flows. See Note 2 to the condensed consolidated financial statements for a further discussion about the adoption of EITF 02-16 and EITF 03-10.
(2) Includes the adoption of EITF 02-16.

SIX MONTHS ENDED
(In millions, except per share data)	July 31, 2004, as reported	August 2, 2003, as restated for EITF 03-10 (1)	EITF 03-10 adjustments	August 2, 2003, as reported in 2003 (2)
Net sales	$4,080	$4,217	$(91)	$4,308
Cost of sales	2,771	2,761	(60)	2,821

Gross margin	1,309	1,456	(31)	1,487

Selling, general and administrative expenses	1,303	1,293	-	1,293
Depreciation and amortization	160	161	-	161
Restructuring and other charges	53	-	-	-

Total operating expenses	1,516	1,454	-	1,454

Operating (loss) / earnings	(207)	2	(31)	33

Interest expense - net	(56)	(61)	-	(61)

Loss before income taxes	(263)	(59)	(31)	(28)

Income tax benefit	296	22	12	10

Net earnings / (loss)	$33	$(37)	$(19)	$(18)

Basic earnings / (loss) per share	$0.15	$(0.17)	$(0.09)	$(0.08)

Diluted earnings / (loss) per share	$0.15	$(0.17)	$(0.09)	$(0.08)

Average basic shares outstanding	214.0	213.1		213.1

Average diluted shares outstanding	217.3	213.1		213.1

(1) The provisions of EITF 02-16 and EITF 03-10 did not permit adoption through a cumulative effect adjustment at the beginning of 2003. Our results for the first six months of 2003, as restated, were unfavorably impacted by $27 million ($17 million after-tax), or $0.08 per share, resulting from the non-recurring initial implementation of both EITF 02-16 and EITF 03-10.  For all periods subsequent to 2003, the recognition of credits and allowances received from vendors will be driven by changes in vendor agreements, the amount of credits and allowances received from vendors, and changes in sales and inventory levels. The adoption of EITF 02-16 and EITF 03-10 had no net impact on our cash flows. See Note 2 to the condensed consolidated financial statements for a further discussion about the adoption of EITF 02-16 and EITF 03-10.

(2)Includes the adoption of EITF 02-16.

QUARTER ENDED
(In millions)	July 31, 2004, as reported	August 2, 2003, as restated for EITF 03-10	EITF 03-10 adjustments	August 2, 2003, as reported in 2003
Net sales
Toys “R” Us – U.S.	$1,044	$1,123	$(18)	$1,141
Toys “R” Us – International	472	432	(9)	441
Babies “R” Us	454	429	(6)	435
Toysrus.com	51	51	-	51
Kids “R” Us (1)	1	69	(1)	70

Total	$2,022	$2,104	$(34)	$2,138

Operating (loss) / earnings (2)
Toys “R” Us – U.S.	$(138)	$9	$(1)	$10
Toys “R” Us – International	6	4	-	4
Babies “R” Us	54	46	-	46
Toysrus.com, net of minority interest	(5)	(9)	-	(9)
Kids “R” Us	(8)	(15)	-	(15)
Other (3)	(63)	(21)	-	(21)
Restructuring and other charges	(38)	-	-	-

Operating (loss) / earnings	(192)	14	(1)	15

Interest expense – net	(27)	(32)	-	(32)

Loss before income taxes	$(219)	$(18)	$(1)	$(17)

(1)  We expect the remaining free-standing stores will close later this year.  See Note 3 to the condensed consolidated financial statements for a further discussion.

(2)  Consolidated operating loss for the quarter ended July 31, 2004 included pre-tax charges of  $190 million.   Of these charges, we recorded inventory markdowns related the Toys “R” Us - U.S., Toys “R” Us – International, and Kids “R” Us divisions of  $132 million, $15 million, and $7 million, respectively.  Included in “other” are charges related to reserves established for termination benefits and unclaimed property.

(3)  Includes corporate expenses, the operating results of Toy Box, and the equity earnings of Toys “R” Us – Japan, a licensee of ours.

SIX MONTHS ENDED
(In millions)	July 31, 2004, as reported	August 2, 2003, as restated for EITF 03-10	EITF 03-10 adjustments	August 2, 2003, as reported in 2003
Net sales
Toys “R” Us – U.S.	$2,115	$2,256	$(55)	$2,311
Toys “R” Us – International	888	808	(17)	825
Babies “R” Us	945	877	(14)	891
Toysrus.com	104	108	(2)	110
Kids “R” Us (1)	28	168	(3)	171

Total	$4,080	$4,217	$(91)	$4,308

Operating (loss) / earnings (2)
Toys “R” Us – U.S.	$(152)	$(2)	$(27)	$25
Toys “R” Us – International	(8)	(8)	(1)	(7)
Babies “R” Us	117	100	(3)	103
Toysrus.com, net of minority interest	(9)	(17)	-	(17)
Kids “R” Us	(8)	(23)	-	(23)
Other (3)	(94)	(48)	-	(48)
Restructuring and other charges	(53)	-	-	-

Operating (loss) / earnings	(207)	2	(31)	33

Interest expense – net	(56)	(61)	-	(61)

Loss before income taxes	$(263)	$(59)	$(31)	$(28)

(1)  We expect the remaining free-standing stores will close later this year.  See Note 3 to the condensed consolidated financial statements for a further discussion.

(2)  Consolidated operating loss for the six months ended July 31, 2004 included pre-tax charges of  $193 million.  Of these charges, we recorded inventory markdowns related the Toys “R” Us - U.S., Toys “R” Us – International, and Kids “R” Us divisions of  $132 million, $15 million, and $10 million, respectively.  Included in “other” are charges related to reserves established for termination benefits and unclaimed property.

 (3)  Includes corporate expenses, the operating results of Toy Box, and the equity earnings of Toys “R” Us – Japan, a licensee of ours.

Second quarter and six months selected operating highlights:

	Percentage of Sales
	Quarter Ended				Six Months Ended
	July 31, 2004, as reported		August 2, 2003, as restated for EITF 03-10		July 31, 2004, as reported		August 2, 2003, as restated for EITF 03-10
Cost of sales [a]	71.3%		65.0%		67.9%		65.5%
Gross margin	28.7%		35.0%		32.1%		34.5%
Selling, general and administrative expenses [b]	32.4%		30.5%		31.9%		30.7%
Operating (loss) / earnings	(9.5	) %	0.7%		(5.1	) %	-
Net earnings / (loss) [c]	3.0%		(0.5	) %	0.8%		(0.9	) %

[a] 2004 results include $154 million and $157 million in inventory markdowns for the second quarter and year to date period, respectively.  Excluding the impact of markdowns, cost of sales were $1,287 million, or 63.6% of total sales for the second quarter and $2,614 million, or 64.1% of total sales for the six-month period ended July 31, 2004.

[b]  Includes reserves established for termination benefits and unclaimed property recorded in the second quarter.

[c]  Includes the reversal of $200 million of income tax reserves recorded in the second quarter.

Sales
Consolidated net sales for the second quarter of 2004 were $2.0 billion and $2.1 billion for the second quarter of 2003, representing a decrease of $82 million, or 3.9%, from the second quarter of 2003.  For the six months ended July 31, 2004, consolidated net sales were $4.1 billion, down 3.2% from last year’s $4.2 billion.  Excluding the impact of currency translation that increased sales for the second quarter of 2004 by $30 million, and a $68 million decline in sales associated with the previously announced Kids “R” Us (KRU) store closings, total sales decreased by $44 million, or 2.2% for the second quarter.  For the first six months ended July 31, 2004, currency translation had an $81 million favorable impact, while the KRU closings resulted in a $140 million decline.  Excluding these amounts, sales for the first six months of 2004 were down $78 million, or 1.9% compared with the same period in 2003. These decreases are primarily the result of continued declines in comparable store sales at the Toys “R” Us – U.S. division, which posted comparable store sales declines of 7.7% for the second quarter of 2004 and 6.6% for the six months ended July 31, 2004, partially offset by the  Babies “R” Us comparable store sales increase of 1.8% for the second quarter of 2004 and a 3.2% for the first half of 2004.

Overall sales shortfalls were primarily attributable to continued softness in sales of the Toys “R” Us – U.S. division, resulting from a 20% decrease in net sales of video game products in the second quarter of 2004 and 24% for the year to date period as compared to 2003. The decline in our video game business in the United States is the result of the continued maturation from the last significant video game platform releases in 2001, increased competition, and price deflation of video game products.  We do not expect that any significant video game platforms will be released in 2004.

Cost of Sales and Gross Margin
Consolidated gross margin, as a percentage of sales, decreased by 6.3 percentage points to 28.7% during the second quarter of 2004 and 2.4 percentage points to 32.1% for the six months ended July 31, 2004.  Consolidated gross margin for the second quarter of 2004 and the six-month period ended July 31, 2004 includes the unfavorable impact of $154 million and $157 million, respectively, in inventory markdowns primarily to liquidate selected older toy store inventory and therefore enhance store productivity and supply chain efficiency. This is also intended to accelerate inventory turnover and generate additional cash flow.  Excluding the unfavorable impact of these inventory markdowns, consolidated gross margin was 36.4 % for the second quarter and 35.9% for the six months ended July 31, 2004.  Consolidated gross margin for the second quarter and the six months ended August 2, 2003 includes the unfavorable non-recurring impact of the initial implementation of the provisions of EITF 03-10 and EITF 02-16 of $14 million for the second quarter and of $27 million for the year to date period.

After excluding the impact of inventory markdowns in 2004, as well as the initial implementation impact of EITF 03-10 and EITF 02-16 in 2003, consolidated gross margin, as a percentage of sales, increased by 0.8 percentage points for the second quarter of 2004 and 0.7 percentage points for the six months ended July 31, 2004 versus the prior year comparable periods. These increases were primarily due to a more favorable sales mix.  The impact of the above charges primarily affected the Toys “R” Us – U.S. and the International divisions.  The following table illustrates the effects of these charges on our consolidated gross margin:

	Gross Margin Rate Variance (Over Prior Periods)
	Quarter Ended July 31, 2004		Six Months Ended July 31, 2004
Gross margin rate variance as reported	(6.3	) %	(2.4	) %
Impact of inventory markdowns (includes KRU)	7.7%		3.8%
Impact of initial implementation of EITF 03-10 and EITF 02-16 on 2003 results	(0.6	) %	(0.7	) %

Net margin	0.8%		0.7%

Gross margin as a percentage of sales for the Toys “R” Us – U.S. division was 22.1% for the second quarter of 2004 versus 34.2% for the second quarter of 2003.  For the six months ended July 31, 2004, the Toys “R” Us – U.S. division reported gross margin as a percentage of sales of 27.8% versus 33.2% for the prior year comparable period.  Gross margin for the second quarter of 2004 and the six-month period ended July 31, 2004 includes a $132 million unfavorable impact related to inventory markdowns.  This represents an unfavorable impact of 12.7 percentage points and 6.2 percentage points for the second quarter and the first half of 2004, respectively.  Excluding the unfavorable impact of inventory markdowns in 2004, gross margin was 34.8% for the second quarter and 34.0% for the six months ended July 31, 2004.

Gross margin for the second quarter and the six months ended August 2, 2003 for the Toys “R” Us- U.S. division includes the unfavorable non-recurring impact of the initial implementation of the provisions of EITF 03-10 and EITF 02-16 of $9 million for the second quarter and of $19 million for the year to date period.  The implementation effects represented unfavorable variances in gross margin of 0.8 percentage points and of 0.9 percentage points for the second quarter and the six months ended August 2, 2003, respectively.  Excluding the effect of inventory markdowns in 2004 and the effect of the implementation of EITF 03-10 and EITF 02-16 in 2003, gross margin for the Toys “R” Us division decreased by 0.2 percentage points for the second quarter and by 0.1 percentage points for the six months ended July 31, 2004.

Babies “R” Us reported a 1.3 percentage point increase in gross margin to 37.7% of net sales for the second quarter of 2004, up from 36.4% in 2003.  Of this increase, 0.4 percentage points are due to the implementation effects of EITF 03-10 and EITF 02-16 on 2003 results.  For the six months ended July 31, 2004, Babies “R” Us reported gross margin as a percentage of sales of 37.9%, an increase of 1.4 percentage points over the comparable period last year.  Of this increase, 0.3 percentage points are due to the implementation effects of EITF 03-10 and EITF 02-16. The remaining increases in gross margin for the Babies “R” Us division for the second quarter of 2004 and the six months ended July 31, 2004 were primarily due to a more favorable sales mix.

The International division reported a decrease in gross margin of 0.8 percentage points to 36.0% for the second quarter of 2004 from 36.8% for the second quarter of 2003.  Gross margin for 2004 includes inventory markdowns of $15 million recorded during the second quarter.  Excluding the effect of inventory markdowns, gross margin was 39.2% for the second quarter of 2004.  For the six months ended July 31, 2004, gross margin was 36.8% versus 36.6% for the prior year comparable period.  Excluding the effect of the inventory markdowns, gross margin was 38.5% for the first half of 2004.

Gross margin for the second quarter and the six months period ended August 2, 2003 for the International division includes the implementation effects of EITF 03-10 and EITF 02-16.  This represented unfavorable gross margin variances of 0.7 percentage points for both the second quarter and the six months ended August 2, 2003.   Excluding the effect of inventory markdowns in 2004 and the effect of implementation of EITF 03-10 and EITF 02-16 in 2003, gross margin for the International division increased by 1.7 percentage points for the second quarter of 2004 and by 1.2 percentage points for the six months ended July 31, 2004. This net increase in margin at the International division is predominantly related to a favorable sales mix of higher Baby, Learning and owned brands, and lower sales of video product.

Toysrus.com reported an increase of 3.9 percentage points in gross margin to 29.4% for the second quarter of 2004 and an increase of 4.8 percentage points to 29.8% for the six months ended July 31, 2004.  The inventory markdowns and the implementation of EITF 03-10 and EITF 02-16 did not affect the gross margin at Toysrus.com. The increase in gross margin for Toysrus.com reflects a favorable shift of business from lower margin video game products to higher margin Baby and Toy products, as well as lower markdowns due to improved inventory management.

Selling, General and Administrative Expenses
Consolidated SG&A expenses, as a percentage of sales, for the second quarter of 2004 increased by 1.9 percentage points to 32.4% and by 1.2 percentage points to 31.9% for the six months period ended July 31, 2004.  These increases were primarily attributable to charges related to the establishment of reserves for termination benefits and unclaimed property.  These charges represented 1.7 percentage points of the increase for the second quarter of 2004 and 0.8 percentage points of the increase for the six months ended July 31, 2004.  The remaining increases for the second quarter and the six months ended July 31, 2004 were the result of the net sales decreases discussed above, partially offset by overall cost containment measures.

Foreign Currency Exchange
Operating loss for the second quarter of 2004 was $192 million versus operating earnings of $14 million for the second quarter of 2003.  Operating loss for the second quarter of 2004 included a favorable foreign exchange impact of $2 million.  Excluding the impact of foreign currency translation, operating loss for the second quarter of 2004 was $194 million.  Operating loss for the six months ended July 31, 2004 was $207 million versus operating earnings of $2 million for the six months ended August 2, 2003.  Current year to date operating loss included a $1 million unfavorable foreign exchange impact.

Operating earnings for the Toys “R” Us – International division were $6 million for the second quarter of 2004 versus $4 million for the second quarter of 2003.  Operating earnings for 2004 included an unfavorable impact of $15 million of the previously mentioned inventory markdowns.  Excluding the impact of foreign currency translation and the impact of inventory markdowns, operating earnings for the Toys “R” Us – International division were $19 million for the second quarter of 2004 versus operating earnings of $4 million for the second quarter of 2003. Operating loss for the Toys “R” Us – International division was $8 million for the first six months of 2004 in line with the operating loss for 2003.  Excluding the impact of foreign currency translation and the effect of the inventory markdowns, operating earnings for the Toys “R” Us – International division were $8 million for the first six months of 2004 versus an operating loss of $8 million for the first six months of 2003.

Restructuring and Other Charges
On August 11, 2004, we announced that our Board of Directors has decided to pursue a separation of the Toys “R” Us and Babies “R” Us businesses.  In addition, we announced our intention to restructure the company’s corporate headquarter operations in Wayne, New Jersey.  We recorded termination benefits and other related charges of $14 million associated with this action in the second quarter of 2004. Of these charges, $3 million were recorded in selling, general and administrative expenses and related to compensation benefits for associates terminated in the second quarter.  As of July 31, 2004, the entire $14 million of reserves for termination benefits remain for this initiative. We anticipate that additional termination benefits will be incurred in subsequent quarters relating to the restructuring of the company’s corporate headquarters.

On November 17, 2003, we announced our decision to close all 146 of our free-standing Kids “R” Us stores and all 36 of our free-standing Imaginarium stores, as well as three distribution centers that support these stores.  On March 2, 2004, we entered into an agreement under which Office Depot, Inc. agreed to acquire 124 of the former Kids “R” Us stores.  Certain properties have subsequently been excluded from the agreement with Office Depot, Inc. and these properties are being marketed for disposition.  We currently expect to receive approximately $180 million in cash, before commissions and fees, from Office Depot, Inc. (or its designee) plus the assumption of lease payments and other obligations.  We recorded charges of $20 million and $35 million during the second quarter and the first six months of 2004, respectively, for the closing of the free-standing Kids “R” Us stores.  Included in the $20 million and $35 million of charges, are inventory markdowns related to this initiative of $7 million, for the second quarter of 2004, and $10 million for the six month ended July 31, 2004, that were recorded in cost of sales. Also included in these charges are $13 million, for the second quarter of 2004, and $22 million, for the first six months of 2004, of asset impairment,  lease obligations, and vacancy-related costs for the closed facilities recorded as restructuring and other charges. In addition, these charges include $3 million of accelerated depreciation recorded in the first six months of 2004. We expect to record additional charges for the remaining stores that will close later this year, as well as for vacancy related costs for closed facilities until their disposition.  Those stores that will not be acquired by Office Depot, Inc. (or its designee) either had leases that ended, will be converted to Babies “R” Us stores, or are being marketed for disposition. More than half of the closings were completed at July 31, 2004 and cash proceeds of more than $100 million have been received.  We anticipate that the remaining closings will be completed in phases and the resulting gain recorded, over the next several months as the transaction is concluded.

In 2001, we recorded charges to close a number of stores, to eliminate a number of staff positions, and to consolidate five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. In connection with this initiative, we recorded an additional $13 million of charges, of which $12 million were recorded in the second quarter of 2004, related to lease commitments on idle facilities.

In 1998 and 1995, we announced strategic initiatives to reposition our worldwide business. These included charges primarily for long-term lease commitments that will be utilized in 2004 and thereafter. We have recorded additional charges of $7 million during the first six months of 2004 related to properties included in these restructuring initiatives, of which $2 million were recorded in the second quarter of 2004.  See Note 3 to the condensed consolidated financial statements for a further discussion about restructuring and other charges.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flow provided from operations, our existing cash balances, and our $685 million unsecured revolving credit facility that expires in September 2006.  Our $200 million unsecured revolving credit facility, which we chose not to renew, expired on May 20, 2004.

The seasonal nature of our business typically causes cash balances to decline from the beginning of the fiscal year through October as inventory levels increase for the holiday selling season and funds are used for construction of new stores, remodeling existing stores, and other initiatives that normally occur in this period.  Our unsecured revolving credit facility is available for seasonal borrowing and other general corporate purposes.  We had no outstanding balances under this credit facility at the end of the second quarter.

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

Net cash used in operating activities for the first six months of 2004 was $478 million compared to $386 million for the first six months of 2003.  The increase in net cash used in operating activities is due to a decrease in accounts payable and a decrease in income tax payable, partially offset by a smaller increase in inventory levels.  The decrease in the accounts payable balance was the result of a change in the timing of certain vendor payments. The decrease in income tax payable was primarily the result of the reversal of income tax reserves of $200 million. The smaller increase in inventory levels was the result of the $157 million of markdowns primarily to liquidate selected older toy store inventory as well as better inventory management.

Net cash used in financing activities was $486 million for the first six months of 2004 compared to net cash provided by financing activities in the first six months of 2003 of $376 million.  Financing activities for the first six months of 2004 reflect the payment of our 500 million euro-denominated bond bearing an original interest rate of 6.375% per annum.  In 2001, this obligation was swapped into a $466 million fixed rate obligation with an effective interest rate of 7.43% per annum, interest payments due annually, and principal due on February 13, 2004.  Financing activities in the first six months of 2003 reflect the receipt of the net proceeds of $390 million from the issuance and sale of $400 million aggregate principal notes bearing interest at a coupon rate of 7.875% issued on April 15, 2003 and due April 15, 2013.  The notes were sold at a price of 98.3% of the principal amount, resulting in an effective yield of 8.125% per annum.  Simultaneously with the sale of the notes, we entered into interest rate swap agreements.  As a result of these swap agreements, interest accrues at the rate of LIBOR plus 3.6% per annum.

Uses of Capital
Net capital expenditures increased by $11 million during the first half of 2004 versus the comparable period in 2003.  This increase is the result of increased investment in new and renovated Babies “R” Us stores.   For 2004, we plan to invest approximately $340 million in capital expenditures.  This includes plans to open approximately 20 new Babies “R” Us stores in 2004, several of which will be conversions of former Kids “R” Us stores, and approximately 20 existing stores will be renovated to our newest prototype.  We also plan to open approximately nine new wholly-owned international Toys “R” Us stores and to convert approximately 35 Toys “R” Us stores in the United States into combo stores, which combine our toy offering with children’s apparel.  In addition, we plan to improve and enhance our information technology systems.

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

A summary of significant accounting policies and a description of accounting policies that we believe critical may be found in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004, in the Critical Accounting Policies section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
This Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby.  All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements.  We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases.  These statements discuss, among other things, implementation of the results of our strategic review, restructurings, our strategy, store openings and renovations, future financial or operational performance, anticipated cost savings, store closings, anticipated domestic or international development, and other goals and targets.  These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of our business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, availability of adequate financing, our dependence on key vendors for our merchandise, international events affecting the delivery of toys and other products to our stores, economic, political and other developments associated with our international operations, and risks, uncertainties and factors set forth in our reports and documents filed with the United States Securities and Exchange Commission (which reports and documents should be read in conjunction with this Quarterly Report on Form 10-Q).  We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments.  Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Back to Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from potential changes in interest rates and foreign exchange rates.  Our market risks at July 31, 2004 are similar to those disclosed in Item 7a of our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.  We continue to regularly evaluate these risks and continue to take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge a variety of risk exposures including interest rate and currency risks.  There has been no material change to our market risk since January 31, 2004.

Item 4.  Controls and Procedures
(a) Disclosure Controls and Procedures.  As of July 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a- 15 (e) and 15d -15 (e) under the Securities Exchange Act of 1934.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our SEC periodic reports.

(b) Internal Controls Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Back to Index

Item 1.  Legal Proceedings

On May 21, 2004, we, Toysrus.com, LLC, our Internet subsidiary, and two other affiliated companies, filed a lawsuit against Amazon.com, Inc. and its affiliated companies related to our strategic alliance with Amazon.com, Inc.  The lawsuit was filed to protect our exclusivity rights in the toy, game, and baby products categories for the online e-commerce site on the Amazon.com platform.  The complaint seeks injunctive and declaratory relief, monetary damages and contract rescission against Amazon.com, Inc.  The suit was filed in the Superior Court of New Jersey, Chancery Division, Passaic County.  On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. This counterclaim seeks monetary damages and invokes contract termination rights.  At this time, we do not anticipate that this lawsuit, or the subject matter thereof, will disrupt our ability to continue to offer products and services on our e-commerce sites, affect our customers and suppliers, or have any material effect on our financial condition or results of operations.  We anticipate continuing to make payments in accordance with the agreement.

From time to time, in the ordinary course of business, we are involved in various legal proceedings, including commercial disputes, personal injury claims and employment issues. We do not believe that any of these proceedings will have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the three months ended July 31, 2004.  These shares were either delivered to us by employees as payment for the exercise price of stock options or purchased by us and held in trust pursuant to our Non-Employee Directors’ Deferred Compensation Plan to mirror deferred restricted stock units that were granted by us to our non-employee directors during this period.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

05/02/2004 – 05/29/2004	(1)	7,981	$15.69	-	$-
	(2)	6,564	15.32
05/30/2004 – 06/26/2004		-	$-	-	$-
06/27/2004 – 07/31/2004		-	$-	-	$-

Total		14,545	$15.52	-	$-

(1) Represents shares of common stock purchased and held in a rabbi trust established under our Non-Employee Directors’ Deferred Compensation Plan to mirror deferred restricted stock units that were granted during this period pursuant to our Non-Employee Directors’ Stock Unit Plan.

(2) Represents shares of common stock delivered to us as payment of taxes on the vesting of restricted units under our Amended and Restated 1994 Stock Option and Performance Incentive Plan.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The company’s annual meeting of stockholders was held on June 2, 2004.

(b)

At the meeting, the stockholders elected for one-year terms all persons nominated for directors as set forth in the company’s Proxy Statement, dated April 14, 2004.  The names of all directors are set forth below.

(c)	A brief description of each matter voted on and the approximate number of votes cast are as follows:

(1)	The following table sets forth the vote of the stockholders with respect to the election of directors:
		Votes For	Votes Withheld
	RoAnn Costin	187,750,601	4,107,720
	John H. Eyler, Jr.	188,181,896	3,676,425
	Roger N. Farah	189,817,881	2,040,440
	Peter A. Georgescu	187,805,333	4,052,988
	Cinda A. Hallman	189,817,404	2,040,917
	Calvin Hill	175,031,756	16,826,565
	Nancy Karch	187,805,349	4,052,972
	Norman S. Matthews	173,581,847	18,276,474
	Arthur B. Newman	171,658,143	20,200,178
	Frank R. Noonan	189,817,589	2,040,732

(2)

The following table sets forth the vote of the stockholders regarding the stockholder proposal to amend our governance documents to provide that nominees standing for election to the board of directors must receive the vote of a majority of shares entitled to vote and present in person or by proxy at an annual meeting of the stockholders:

	For	Against	Abstaining
	19,324,390	142,207,069	1,079,706

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Form 8-B, filed on January 3, 1996 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Form 10-Q, filed on May 3, 2003 and incorporated herein by reference).
10.1	Retention agreement between Toys “R” Us, Inc. and Deborah Derby, dated as of May 3, 2004.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Back to Index

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.

(Registrant)

Date: September 9, 2004	/s/ Raymond L. Arthur

Raymond L. Arthur
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Form 8-B, filed on January 3, 1996 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Form 10-Q, filed on May 3, 2003 and incorporated herein by reference).
10.1	Retention agreement between Toys “R” Us, Inc. and Deborah Derby, dated as of May 3, 2004.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.