Form 10-Q
period 2004-12-08
TOYS R US INC
filed 2004-12-08
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

The number of shares of common stock, $0.10 par value per share, outstanding as of November 25, 2004 was 215,057,434.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Back_to_Index

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	October 30, 2004	November 1, 2003 (As restated for EITF 03-10)	January 31, 2004 (As restated for EITF 03-10)

ASSETS
Current Assets:
Cash and cash equivalents	$748	$961	$2,003
Restricted cash	-	49	-
Accounts and other receivables	147	131	146
Merchandise inventories	3,092	3,556	2,080
Property assets held for sale	10	-	163
Income tax benefit	133	-	-
Prepaid expenses and other current assets	97	111	249

Total current assets	4,227	4,808	4,641

Property and equipment, net	4,533	4,751	4,572
Goodwill and other intangibles, net	387	348	348
Other assets	571	744	613

	$9,718	$10,651	$10,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$-	$-	$-
Accounts payable	1,601	1,727	991
Accrued expenses and other current liabilities	667	572	894
Income tax payable	-	180	214
Current portion of long-term debt	32	967	657

Total current liabilities	2,300	3,446	2,756

Long-term debt	2,293	2,311	2,349
Deferred income taxes	538	564	538
Other non-current liabilities	313	307	328

Minority interest in Toysrus.com	-	10	9

Stockholders’ equity	4,274	4,013	4,194

	$9,718	$10,651	$10,174

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Quarter Ended		Nine Months Ended

	October 30, 2004	November 1, 2003 (As restated for EITF 03-10)	October 30, 2004	November 1, 2003 (As restated for EITF 03-10)

Net sales	$2,214	$2,246	$6,294	$6,463
Cost of sales	1,475	1,479	4,246	4,240

Gross margin	739	767	2,048	2,223

Selling, general and administrative expenses	678	732	1,981	2,025
Depreciation and amortization	83	78	243	239
Restructuring and other (income) / charges, net	(11)	-	42	-

Total operating expenses	750	810	2,266	2,264

Operating loss	(11)	(43)	(218)	(41)

Interest expense, net	(28)	(33)	(84)	(94)
Gain on sale of Toysrus.com - Japan	-	3	-	3

Loss before income taxes	(39)	(73)	(302)	(132)

Income tax benefit	14	27	310	49

Net (loss) / earnings	$(25)	$(46)	$8	$(83)

Basic (loss) / earnings per share	$(0.12)	$(0.22)	$0.04	$(0.39)

Diluted (loss) / earnings per share	$(0.12)	$(0.22)	$0.04	$(0.39)

Average basic shares outstanding	214.5	213.4	214.2	213.2

Average diluted shares outstanding	214.5	213.4	217.6	213.2

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended

	October 30, 2004	November 1, 2003 (As restated for EITF 03-10)

Cash Flows from Operating Activities:
Net earnings / (loss)	$8	$(83)
Adjustments to reconcile net earnings / (loss) to net cash used in operating activities:
Depreciation and amortization	243	239
Other	4	(6)
Changes in operating assets and liabilities:
Merchandise inventories	(1,004)	(1,334)
Prepaid expenses and other operating assets	13	65
Accrued expenses and other liabilities	(236)	(270)
Accounts payable	596	835
Income taxes payable / receivable	(348)	(78)

Net cash used in operating activities	(724)	(632)

Cash Flows from Investing Activities:
Capital expenditures, net	(155)	(161)
Proceeds from sale of fixed assets	133	-
Purchase of SB Toys, Inc.	(42)	-
Reduction in cash due to deconsolidation of Toysrus.com - Japan	-	(1)

Net cash used in investing activities	(64)	(162)

Cash Flows from Financing Activities:
Long-term debt borrowings	-	792
Long-term debt repayment	(501)	(29)
Other	11	-

Net cash (used in) / provided by financing activities	(490)	763

Effect of exchange rate changes on cash and cash equivalents	23	(31)

Cash and cash equivalents:
Net decrease during period	(1,255)	(62)
Cash and cash equivalents at beginning of period	2,003	1,023

Cash and cash equivalents at end of period	$748	$961

Supplemental disclosures of cash flow information:
Net income taxes paid	$2	$12

Interest paid	$138	$102

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

2.  Changes in accounting

In the first quarter of 2004, we applied the provisions of Emerging Issues Task Force (EITF) Issue No. 03-10, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (EITF 03-10).  Beginning in the first quarter of 2004, sales have been recorded net of coupons that were redeemed.  Under the provisions of EITF 03-10, when we receive credits and allowances from vendors for coupons related to events that meet the direct offset requirements of EITF 03-10, we will recognize in cost of sales the related reimbursement as an offset to coupon expense during the period of redemption.  Credits and allowances received from vendors that do not meet the direct offset requirements of EITF 03-10 will be recorded as a reduction of product costs in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16), which we applied at the beginning of 2003. Our 2003 condensed consolidated financial statements have been restated to the current year’s presentation, as permitted by the provisions of EITF 03-10.

The following table outlines the unfavorable impact of the adoption of EITF 02-16 and restatement for EITF 03-10 on our 2003 earnings / (loss) before income taxes:

	EITF			Source of change
(In millions)	02-16 Adoption	03-10 Restatement	Total	Implementation	Current Period

Third quarter ended November 1, 2003	$17	$13	$30	$14	$16

Nine months ended November 1, 2003	$40	$44	$84	$41	$43

Year ended January 31, 2004	$50	$43	$93	$74	$19

The provisions of EITF 02-16 and EITF 03-10 did not permit adoption through a cumulative effect adjustment at the beginning of 2003.  As noted above, if we had been permitted to record a cumulative effect adjustment at the beginning of 2003, the unfavorable impact on 2003 earnings / (loss) before taxes would have been reduced by $14 million for the third quarter, $41 million for the nine months of ended November 1, 2003, and $74 million for the full year.  The recognition of credits and allowances received from vendors for the current period effect noted above, and for all periods subsequent to 2003, will be driven by changes in vendor agreements, the amount of credits and allowances received from vendors, and changes in sales and inventory levels.  The adoption of EITF 02-16 and EITF 03-10 had no net impact on our condensed consolidated statements of cash flows.

Refer to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details regarding the restatement made to our condensed consolidated statement of operations for the third quarter and the nine months ended November 1, 2003.

3.  Restructuring and other charges

Our condensed consolidated financial statements for the nine-month period ended October 30, 2004 included the following pre-tax charges related to restructuring initiatives from current and prior years, and are as follows:

(In millions)	Restructuring and other charges	Depreciation and amortization	Cost of Sales	SG&A	Total

2004 Initiatives	$ 12	$ -	$ -	$ 4	$ 16
2003 Initiatives	11	3	10	-	24
2001 Initiatives	13	-	-	-	13
1998 and 1995 Initiatives	6	-	-	-	6

Total	$ 42	$ 3	$ 10	$ 4	$ 59

Restructuring and other (income) / charges were ($11) million and $42 million for the third quarter and nine-month period ended October 30, 2004, respectively. The third quarter income of $11 million is due to a gain of $23 million related to the sale of the Kids "R" Us real estate, as part of the 2003 initiatives, partially offset by $12 million of charges primarily associated with continuing costs for the closings of the Kids “R” Us store locations.

At October 30, 2004, we have total remaining reserves of $122 million to complete all of these restructuring initiatives.  We believe that remaining reserves at October 30, 2004 are adequate to complete these initiatives and commitments.  See below for a further discussion of individual restructuring initiatives and related charges and reserves.

2004 Initiatives

On August 11, 2004, we announced that our Board of Directors had decided to pursue a separation of the Toys “R” Us and Babies “R” Us businesses.  In addition, we announced our intention to restructure the company’s corporate headquarter operations in Wayne, New Jersey.  We recorded termination costs of $14 million associated with this action in the second quarter of 2004 and additional net costs of $2 million in the third quarter of 2004.  Of these total charges, net charges of $4 million were recorded in selling, general and administrative expenses, and were related to compensation costs for associates terminated in the second quarter.  As of October 30, 2004, $12 million of reserves for termination costs remain to complete this initiative. We anticipate that additional termination costs will be incurred in subsequent quarters relating to the restructuring of the company’s corporate headquarters.

2003 Initiatives

On November 17, 2003, we announced our decision to close all 146 of our free-standing Kids “R” Us stores and all 36 of our free-standing Imaginarium stores, as well as three distribution centers that support these stores.  A majority of these facilities were closed on or before January 31, 2004, and as of October 30, 2004, one Kids “R” Us store continued to operate.  This store subsequently closed on November 13, 2004.

On March 2, 2004, we entered into an agreement under which Office Depot, Inc. agreed to acquire 124 of the former Kids “R” Us stores for $197 million in cash, before commissions and fees, plus the assumption of lease payments and other obligations.  Twenty-four properties have subsequently been excluded from the agreement with Office Depot, Inc., and are being separately marketed for disposition, or are being converted to Babies “R” Us stores.  All but eight of the real estate closings were completed by October 30, 2004 and net cash proceeds of approximately $130 million were received.  A $23 million gain associated with this transaction was recorded during the third quarter.

We expect to collect approximately $17 million on the remaining eight stores. We anticipate that the remaining closings will be completed in phases and any resulting gain will be recorded over the next several months as the transaction is concluded.

We recorded charges of $147 million in the fourth quarter of 2003 related to the closing of these Kids “R” Us facilities.  These charges included $49 million of inventory markdowns recorded in cost of sales and $24 million of depreciation that was accelerated through the closing periods of the Kids “R” Us stores.  The remaining $74 million of charges were included in restructuring and other charges.

As outlined in the summary table above, we recorded net charges of $24 million during the nine months ended October 30, 2004, for the closing of the free-standing Kids “R” Us stores.  Included in the $24 million of charges are inventory markdowns related to this initiative of $10 million for the nine months ended October 30, 2004, which were recorded in cost of sales, and charges of $34 million for asset impairment, lease obligations, and vacancy-related costs for the closed facilities recorded as restructuring and other charges.  Offsetting the $34 million in charges is the $23 million gain on sale of Kids “R” Us real estate. In addition, we recorded $3 million of accelerated depreciation recorded in the nine month period ended October 30, 2004. We expect to record additional charges during the fourth quarter of 2004 for the remaining stores that will close, as well as for vacancy-related costs for closed facilities until their disposition.

Details on the activity of charges and reserves for the nine-month period ended October 30, 2004 are as follows:

(In millions)	Balance at January 31, 2004	Adjustments	Utilized	Balance at October 30, 2004

Inventory markdowns	$21	$10	$(31)	$-
Asset impairment	-	10	(10)	-
Real estate and lease commitments	13	24	(22)	15
Sale of Kids “R” Us real estate	-	(23)	23	-
Termination costs	11	-	(8)	3
Accelerated depreciation	-	3	(3)	-

Total remaining restructuring reserves	$45	$24	$(51)	$18

2001 Initiatives

In 2001, we recorded charges to close a number of stores, to eliminate a number of staff positions, and to consolidate five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey.  These actions resulted in total pre-tax charges of $237 million, which were partially offset by the reversal of $24 million of previously accrued charges ($11 million from the 1998 restructuring charges and $13 million from the 1995 restructuring charges) that we determined to be no longer needed.  Therefore, we recorded net charges of $213 million in the fourth quarter of 2001, of which $27 million of charges were recorded in cost of sales.  During the nine months ended October 30, 2004, we recorded additional net charges of $13 million primarily related to lease commitments on idle facilities.

Details on the activity of charges and reserves for the nine-month period ended October 30, 2004 are as follows:

(In millions)	Balance at January 31, 2004	Adjustments	Utilized	Balance at October 30, 2004

Real estate and lease commitments
Store closings	$25	$(3)	$(7)	$15
Store support center consolidation	44	14	(8)	50
Asset write-down	-	2	(2)	-

Total remaining restructuring reserves	$69	$13	$(17)	$65

Other Prior Year Initiatives

We had $27 million of reserves remaining at October 30, 2004 from restructuring charges previously recorded in 1998 and 1995, primarily for long-term lease commitments, that will be utilized in 2004 and thereafter.  During the nine months ended October 30, 2004, we recorded additional net charges of $6 million, which included a $1 million reversal in the third quarter of 2004, related to properties included in these restructuring initiatives.

Property Assets Held for Sale

We have included certain real estate assets as current assets in our condensed consolidated balance sheets as they are being held for sale.  Property assets held for sale at October 30, 2004 include the remaining former Kids “R” Us real estate assets. On August 17, 2004 we sold one of our former store support center locations in Montvale, New Jersey.  We received net proceeds of $14.5 million, which equaled our net book value.

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

	Quarter Ended		Nine Months Ended
(In millions, except per share data)	October 30, 2004	November 1, 2003 (As restated for EITF 03-10)	October 30, 2004	November 1, 2003 (As restated for EITF 03-10)
Net (loss) / earnings – as reported	$(25)	$(46)	$8	$(83)
Net loss– pro forma	$(28)	$(54)	$(4)	$(111)
Basic and diluted (loss) / earnings per share – as reported	$(0.12)	$(0.22)	$0.04	$(0.39)
Basic and diluted loss per share – pro forma	$(0.13)	$(0.25)	$(0.02)	$(0.52)

The weighted-average fair value at the date of grant for options granted in the third quarter of 2004 and 2003 was $5.71 and $4.40 per option, respectively. The weighted-average fair value at the date of grant for options granted in the nine months ended October 30, 2004 and November 1, 2003 was $4.96 per option and $2.84 per option, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

As there were a number of options granted during the nine months periods ended October 30, 2004 and November 1, 2003, a range of assumptions is provided below:

	Quarter Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Expected stock price volatility	0.397	0.493 – 0.528	0.397 – 0.458	0.481 – 0.548
Risk-free interest rate	3.7%	2.8% - 3.4%	2.7% - 3.9%	2.3% - 3.4%
Weighted average expected life of options	5 years	5 years	5 years	5 years

The effects of applying SFAS No. 123 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

5. Goodwill and other intangible assets

In 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which we adopted at the beginning of 2002. SFAS No. 142 changed the accounting for goodwill from an amortization method to impairment only approach and accordingly, we ceased amortization of all goodwill in 2002.

The carrying amount of goodwill and other intangible assets at October 30, 2004 was $387 million and was comprised of the following:

  Goodwill and other intangible assets of $39 million, subject to finalization of purchase-price accounting, relating to the acquisition of all the issued and outstanding shares of the capital stock of SB Toys, Inc. on October 26, 2004 for $42 million. See Note 8 for further details;

  Goodwill of $319 million related to the acquisition of Baby Super Stores, Inc. in 1997; and

  Goodwill of $29 million relating to the acquisition of Imaginarium Toy Centers, Inc. in 1999.

6.  Credits and allowances received from vendors

We receive credits and allowances from vendors that are related to formal agreements negotiated with such vendors.  These credits and allowances, predominantly for cooperative advertising, promotions, and volume-related purchases, are recognized in cost of sales and have a positive impact on our consolidated gross margin.

Credits and allowances from vendors for coupons related to events that meet the direct offset requirements of EITF 03-10 are recognized as an offset to coupon expense, in cost of sales, during the period of redemption (see Note 2 for further discussion related to EITF 03-10).

Credits and allowances from vendors not meeting the direct offset requirements of EITF 03-10, along with other credits and allowances from vendors, are recorded as a reduction of product costs in accordance with EITF 02-16.

7.  Cost of sales and selling, general and administrative expenses

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

8.  Toysrus.com

Toysrus.com operates three co-branded on-line stores under a strategic alliance with Amazon.com, Inc. (“Amazon.com”).  These on-line stores sell toys, collectible items and video games through the Toysrus.com website; baby products through the Babiesrus.com website; and learning and information products through the Imaginarium.com website.  Under this alliance, which expires in 2010, Toysrus.com and Amazon.com are responsible for specific aspects of the on-line stores.

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

See Note 14 for information concerning a lawsuit between us and Amazon.com which relates to our on-line operations.

On October 26, 2004, Toys “R” Us, Inc., acquired all of the issued and outstanding shares of capital stock of SB Toys, Inc., for $42 million in cash.  SB Toys Inc. was previously owned by SOFTBANK Venture Capital and affiliates (“SOFTBANK”).  Prior to this acquisition, SB Toys, Inc. owned a 20% interest, as a minority shareholder, of Toysrus.com, LLC.  As a result we recorded a 20% minority interest in consolidation to account for the ownership stake of SB Toys, Inc.  Beginning in the fourth quarter of 2004, Toys “R” Us Inc. will recognize 100% of the results of Toysrus.com, LLC.

On November 1, 2003, Toysrus.com sold its entire 55% investment in the common stock of Toysrus.com – Japan to Toys – Japan for $3 million and the assumption of net liabilities of $10 million. In conjunction with this transaction, we recognized a non-operating gain, after minority interest allocations, of $3 million ($2 million, net of tax) in the third quarter of 2003.  Prior to this transaction, the financial statements of Toysrus.com – Japan were consolidated with the financial statements of Toysrus.com. As a result of this transaction, Toys – Japan owns 100% of the outstanding shares of Toysrus.com – Japan, and, accordingly, Toys - Japan consolidated the financial statements of Toysrus.com – Japan since November 2003.  This transaction had no impact on our agreement with Amazon.com.

9.  Comprehensive income / (loss)

Comprehensive income / (loss) is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130).  SFAS No. 130 requires that comprehensive income include net income, foreign currency translation adjustments, and unrealized gains / (losses) on hedged transactions, which are reported separately on the consolidated statements of stockholders’ equity in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.  The components of comprehensive income / (loss) are as follows:

	Quarter Ended		Nine Months Ended
(In millions, net of tax)	October 30, 2004	November 1, 2003 (As restated for EITF 03-10)	October 30, 2004	November 1, 2003 (As restated for EITF 03-10)
Net (loss) / earnings	$(25)	$(46)	$8	$(83)
Foreign currency translation adjustments	41	28	31	39
Unrealized loss on hedged transactions	(4)	(3)	(1)	(2)

Comprehensive income / (loss)	$12	$(21)	$38	$(46)

10.  Segments

A summary of operations by reportable segment is as follows:

	Quarter Ended		Nine Months Ended
(In millions)	October 30, 2004	November 1, 2003 (As restated for EITF 03-10)	October 30, 2004	November 1, 2003 (As restated for EITF 03-10)
Net sales
Toys “R” Us – U.S.	$1,149	$1,157	$3,264	$3,413
Toys “R” Us – International	525	458	1,413	1,266
Babies “R” Us	473	448	1,418	1,325
Toysrus.com	67	66	171	174
Kids “R” Us (1)	-	117	28	285

Total net sales	$2,214	$2,246	$6,294	$6,463

Operating (loss) / earnings
Toys “R” Us – U.S.	$(77)	$(79)	$(229)	$(81)
Toys “R” Us – International	15	9	7	1
Babies “R” Us	57	50	174	150
Toysrus.com, net of minority interest	(6)	(6)	(15)	(23)
Kids “R” Us	(2)	7	(10)	(16)
Other (2), (5)	(9)	(24)	(103)	(72)
Restructuring and other income / (charges), net (3)	11	-	(42)	-

Operating loss (4)	(11)	(43)	(218)	(41)

Interest expense, net	(28)	(33)	(84)	(94)
Gain from sale of Toysrus.com – Japan	-	3	-	3

Loss before income taxes	$(39)	$(73)	$(302)	$(132)

(1)  Reflects the effect of our decision to close all of our free-standing Kids “R” Us stores, as previously announced on November 17, 2003.

(2) Includes corporate expenses, the operating results of Toy Box, and the equity earnings of Toys “R” Us – Japan.

(3)  Includes a gain of $23 million related to the sale of the Kids "R" Us real estate recorded in the third quarter of 2004.

(4)  Consolidated operating loss of $218 million for the nine months ended October 30, 2004 reflects $157 million in inventory markdowns recorded during the second quarter of 2004 related to the Toys “R” Us – U.S., Toys “R” Us – International, and Kids “R” Us divisions of $132 million, $15 million, and $10 million, respectively.

(5) Included in “other” for the third quarter of 2004 is a $13 million reversal of previously recorded unclaimed property reserves as a result of settlement with third parties.  For the nine months ended October 30, 2004, “other” included net charges related to reserves established for termination costs and unclaimed property of $23 million.

11.  Merchandise inventories

Merchandise inventories for our domestic stores, excluding apparel, is stated at the lower of LIFO (Last-In, First Out) cost or market.  If inventories had been valued at the lower of FIFO (First-In, First-Out) cost or market, inventories would show no change at October 30, 2004, November 1, 2003, or January 31, 2004.  Apparel inventory and inventory for our International and Toysrus.com divisions are stated at the lower of FIFO cost or market.  Details on the components of our consolidated merchandise inventories are as follows:

(In millions)	October 30, 2004	November 1, 2003 (As restated for EITF 03-10)	January 31, 2004 (As restated for EITF 03-10)
Toys “R” Us – U.S.	$1,948	$2,333	$1,314
Toys “R” Us – International	724	721	392
Babies “R” Us	306	293	328
Toysrus.com	114	120	42
Kids “R” Us	-	89	4

	$3,092	$3,556	$2,080

12.  Long-term debt and issuance of common stock

On the maturity date of February 13, 2004, we paid a total of $506 million, including interest, to retire our 500 million euro-denominated bond bearing an original interest rate of 6.375% per annum.  In 2001, this obligation was swapped into a $466 million fixed-rate obligation with an effective interest rate of 7.43% per annum, interest payments paid annually, and principal paid on February 13, 2004.

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

In May 2002, we completed a public offering of Toys “R” Us common stock and equity security units. On that date, we issued approximately 15.0 million shares of our common stock at a price of $17.65 per share and received net proceeds of $253 million. Also on that date, we issued approximately 8.0 million equity security units with a stated amount of $50 per unit and received net proceeds of $390 million.

Each equity security unit consists of a contract to purchase, for $50, a specified number of shares of Toys “R” Us common stock in August 2005, and a senior note due in 2007 with a principal amount of $50. The senior notes are initially pledged to secure the holder’s obligation to purchase our common stock under the related purchase contract. When the purchase contracts are settled in August 2005, we will issue common stock. We will issue a minimum of approximately 18.7 million shares and up to a maximum of 22.8 million shares on the settlement date, depending on our average stock price.

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

13.  Derivative instruments and hedging activities

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

Gains and losses from derivative financial instruments are largely offset by gains and losses on the underlying transactions. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings. Generally, the contract terms of hedge instruments closely mirror those of the item being hedged, providing a high degree of risk reduction and correlation. At October 30, 2004, we increased the carrying amount of our long-term debt by $58 million, representing the fair value of debt in excess of the carrying amount on that date. Also at October 30, 2004, we recorded derivative assets of $50 million and derivative liabilities of $17 million.

We did not realize any material gains or losses related to these transactions for any of the periods presented.  Accordingly, non-cash changes in assets, liabilities and equity have been excluded from the condensed consolidated statements of cash flows presented.

14.  Commitments and contingencies

Our condensed consolidated balance sheets contain carrying amounts for certain assets and liabilities that are based on estimates and assumptions.  Certain of these estimates are related to loss contingencies, recoverability of assets, and to other potential obligations for which we are contingently liable. Such estimates include reserves for self-insured risks, litigation reserves, reserves for disputed amounts with vendors, and tax reserves.  We believe that these reserves are adequate to cover all probable and estimable loss exposures at October 30, 2004.

Based on specific facts and circumstances, management establishes reserves to cover certain tax related contingencies.  On June 29, 2004, the IRS notified us that its examination of our 1997 to 1999 U.S. federal tax returns was completed and its adjustments were final.  As a result, in the second quarter of 2004, we reversed previously accrued income tax reserves that had been established to cover tax related contingencies in the years 1997 to 1999.  This reversal decreased income tax expense and increased net earnings for our nine months ended October 30, 2004 by $200 million.

Based on specific facts and circumstances, management establishes reserves to cover certain unclaimed property contingencies. During the second quarter of 2004, we increased our unclaimed property reserves by $31.5 million to cover certain amounts for unclaimed property contingencies for the years 1981 to 1999. On October 8, 2004, the State of Delaware notified us that its examination of our 1981 to 1999 years was completed and its adjustments were final. As a result, in the third quarter of 2004, we remitted $17.1 million of unclaimed property and interest to the State of Delaware and reversed a portion of our previously accrued unclaimed property reserves.  This reversal decreased selling, general, and administrative expenses and increased earnings for the third quarter ended October 30, 2004 by $13 million.

On May 21, 2004, we, Toysrus.com, LLC, our Internet subsidiary, and two other affiliated companies, filed a lawsuit against Amazon.com and its affiliated companies related to our strategic alliance with Amazon.com.  The lawsuit was filed to protect our exclusivity rights in the toy, game, and baby products categories for the online e-commerce site on the Amazon.com platform.  The complaint seeks injunctive and declaratory relief, monetary damages and contract rescission against Amazon.com.  The suit was filed in the Superior Court of New Jersey, Chancery Division, Passaic County.  On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements.

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

We are exposed to other claims and litigation arising in the ordinary course of business.  We believe the currently identified claims and litigation will not have a material adverse effect on our condensed consolidated financial statements.

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

At October 30, 2004, the quoted market value of our investment was $280 million, which exceeds our carrying value.  The valuation is derived from a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale.  We are the guarantor of 80% of a 10 billion yen ($95 million) loan to Toys “R” Us – Japan from third parties in Japan.  The loan has an annual interest rate of 6.47% and is due in 2012.

16.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
(In millions, except per share data)	October 30, 2004	November 1, 2003 (As restated for EITF 03-10)	October 30, 2004	November 1, 2003 (As restated for EITF 03-10)
Numerator:
Net (loss) / earnings available to common shareholders	$(25)	$(46)	$8	$(83)

Denominator for basic (loss) / earnings per share – weighted average shares	214.5	213.4	214.2	213.2

Impact of dilutive securities	-	-	3.4	-

Denominator for diluted earnings per share – weighted average shares	214.5	213.4	217.6	213.2

Basic (loss) / earnings per share	$(0.12)	$(0.22)	$0.04	$(0.39)

Diluted (loss) / earnings per share	$(0.12)	$(0.22)	$0.04	$(0.39)

Options to purchase approximately 21.6 million shares of common stock were outstanding during the nine-month period ended October 30, 2004.  However, these options to purchase shares of common stock were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Back_to_Index

General

Toys "R" Us, Inc. and its subsidiaries generate sales, earnings, and cash flow by retailing specialty toys, baby products and children's apparel worldwide.  We operate all of the "R" Us branded stores in the United States, as well as approximately 50% of the "R" Us branded stores internationally, the balance of which are either licensed or franchised.  Our operating segments include: Toys "R" Us - U.S., Toys "R" Us - International, our Babies "R" Us specialty baby-juvenile stores, Toysrus.com, our Internet subsidiary, and Kids "R" Us.

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information to help you better understand and evaluate our financial condition and results of operations.  We recommend that you read this section in conjunction with our condensed consolidated financial statements in Item 1 and with our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Results of Operations

Consolidated net loss was $25 million, or $0.12 per share, for the third quarter ended October 30, 2004 versus a consolidated net loss of $46 million, or $0.22 per share, for the third quarter ended November 1, 2003.  Consolidated net income was $8 million, or $0.04 per share, for the nine months ended October 30, 2004 versus a consolidated net loss of $83 million, or $0.39 per share, for the nine months ended November 1, 2003. Net earnings for the nine-month period ended October 30, 2004 reflect the reversal of $200 million of previously accrued income tax reserves that had been established to cover tax related contingencies for the years 1997 to 1999.  See Note 14 to the condensed consolidated financial statements for further details.

As discussed in Note 2 to the condensed consolidated financial statements, we applied the provisions of EITF 03-10 beginning in the first quarter of 2004.  Our 2003 condensed consolidated financial statements have been restated for comparability purposes, as permitted by the provisions of EITF 03-10.  Also, as discussed in Note 2 to the condensed consolidated financial statements; we applied the provisions of EITF 02-16 beginning in the first quarter of 2003.  The following tables present our third quarter 2003 condensed consolidated and segment results, as previously reported and as restated for comparability to the 2004 presentation, as permitted by the provisions of EITF 03-10:

QUARTER ENDED
(In millions, except per share data)	October 30, 2004, as reported	November 1, 2003, as restated for EITF 03-10 (1)	EITF 03-10 adjustments	November 1, 2003, as reported in 2003 (2)
Net sales	$2,214	$2,246	$(75)	$2,321
Cost of sales	1,475	1,479	(62)	1,541

Gross margin	739	767	(13)	780

Selling, general and administrative expenses	678	732	-	732
Depreciation and amortization	83	78	-	78
Restructuring and other income, net (3)	(11)	-	-	-

Total operating expenses	750	810	-	810

Operating loss (4)	(11)	(43)	(13)	(30)

Interest expense, net	(28)	(33)	-	(33)
Gain from sale of Toysrus.com - Japan	-	3	-	3

Loss before income taxes	(39)	(73)	(13)	(60)

Income tax benefit	14	27	5	22

Net loss	$(25)	$(46)	$(8)	$(38)

Basic and diluted loss per share	$(0.12)	$(0.22)	$(0.04)	$(0.18)

Average basic and diluted shares outstanding	214.5	213.4		213.4

(1) The provisions of EITF 02-16 and EITF 03-10 did not permit adoption through a cumulative effect adjustment at the beginning of 2003. Our results for the third quarter of 2003, as restated, were unfavorably impacted by $14 million ($9 million after-tax), or $0.04 per share, resulting from the non- recurring initial implementation of both EITF 02-16 and EITF 03-10.  For all periods subsequent to 2003, the recognition of credits and allowances received from vendors will be driven by changes in vendor agreements, the amount of credits and allowances received from vendors, and changes in sales and inventory levels. The adoption of EITF 02-16 and EITF 03-10 had no net impact on our cash flows. See Note 2 to the condensed consolidated financial statements for a further discussion about the adoption of EITF 02-16 and EITF 03-10.

(2) Includes the adoption of EITF 02-16.

(3) Includes a gain of $23 million related to the sale of the Kids “R” Us real estate recorded in the third quarter of 2004. See Note 3 to the condensed consolidated financial statements for further details.

(4) Consolidated operating loss of $11 million for the third quarter of 2004 includes a $13 million reversal of previously recorded unclaimed property reserves as a result of settlement with third parties.  See Note 14 to the condensed consolidated financial statements for further details.

NINE MONTHS ENDED
(In millions, except per share data)	October 30, 2004, as reported	November 1, 2003, as restated for EITF 03-10 (1)	EITF 03-10 adjustments	November 1, 2003, as reported in 2003 (2)
Net sales	$6,294	$6,463	$(166)	$6,629
Cost of sales	4,246	4,240	(122)	4,362

Gross margin	2,048	2,223	(44)	2,267

Selling, general and administrative expenses	1,981	2,025	-	2,025
Depreciation and amortization	243	239	-	239
Restructuring and other charges, net (3)	42	-	-	-

Total operating expenses	2,266	2,264	-	2,264

Operating (loss) / earnings (4)	(218)	(41)	(44)	3

Interest expense, net	(84)	(94)	-	(94)
Gain from sale of Toysrus.com - Japan	-	3	-	3

Loss before income taxes	(302)	(132)	(44)	(88)

Income tax benefit (5)	310	49	17	32

Net earnings / (loss)	$8	$(83)	$(27)	$(56)

Basic earnings / (loss) per share	$0.04	$(0.39)	$(0.13)	$(0.26)

Diluted earnings / (loss) per share	$0.04	$(0.39)	$(0.13)	$(0.26)

Average basic shares outstanding	214.2	213.2		213.2

Average diluted shares outstanding	217.6	213.2		213.2

(1) The provisions of EITF 02-16 and EITF 03-10 did not permit adoption through a cumulative effect adjustment at the beginning of 2003. Our results for the nine months ended November 1, 2003, as restated, were unfavorably impacted by $41 million ($26 million after-tax), or $0.12 per share, resulting from the non-recurring initial implementation of both EITF 02-16 and EITF 03-10.  For all periods subsequent to 2003, the recognition of credits and allowances received from vendors will be driven by changes in vendor agreements, the amount of credits and allowances received from vendors, and changes in sales and inventory levels. The adoption of EITF 02-16 and EITF 03-10 had no net impact on our cash flows. See Note 2 to the condensed consolidated financial statements for a further discussion about the adoption of EITF 02-16 and EITF 03-10.

(2) Includes the adoption of EITF 02-16.

(3) Includes a gain of $23 million related to the sale of the Kids “R” Us real estate recorded in the third quarter of 2004. See Note 3 to the condensed consolidated financial statements for further details.

(4) Consolidated operating loss of $218 million for the nine months ended October 30, 2004 reflects $157 million in inventory markdowns recorded during the second quarter of 2004 related to the Toys “R” Us – U.S., Toys “R” Us – International, and Kids “R” Us divisions of $132 million, $15 million, and $10 million, respectively.  For the nine months ended October 30, 2004 includes charges related to reserves established for termination costs and unclaimed property of $23 million, net of $13 million reversal.

(5) Includes the reversal of $200 million of income tax reserves recorded in the second quarter of 2004. See Note 14 to the condensed consolidated financial statements for further details.

QUARTER ENDED
(In millions)	October 30, 2004, as reported	November 1, 2003, as restated for EITF 03-10	EITF 03-10 adjustments	November 1, 2003, as reported in 2003
Net sales
Toys “R” Us – U.S.	$1,149	$1,157	$(48)	$1,205
Toys “R” Us – International	525	458	(11)	469
Babies “R” Us	473	448	(9)	457
Toysrus.com	67	66	(2)	68
Kids “R” Us (1)	-	117	(5)	122

Total	$2,214	$2,246	$(75)	$2,321

Operating (loss) / earnings
Toys “R” Us – U.S.	$(77)	$(79)	$(9)	$(70)
Toys “R” Us – International	15	9	(1)	10
Babies “R” Us	57	50	(3)	53
Toysrus.com, net of minority interest	(6)	(6)	-	(6)
Kids “R” Us	(2)	7	-	7
Other (2)	(9)	(24)	-	(24)
Restructuring and other income, net (3)	11	-	-	-

Operating loss (4)	(11)	(43)	(13)	(30)

Interest expense, net	(28)	(33)	-	(33)
Gain from sale of Toysrus.com - Japan	-	3	-	3

Loss before income taxes	$(39)	$(73)	$(13)	$(60)

(1) Reflects the effect of our decision to close all  of our free-standing Kids “R” Us stores, as previously announced on November 17, 2003. See Note 3 to the condensed consolidated financial statements for further details.

(2) Includes corporate expenses, the operating results of Toy Box, and the equity earnings of Toys “R” Us – Japan.

(3) Includes a gain of $23 million related to the sale of the Kids “R” Us real estate recorded in the third quarter of 2004. See Note 3 to the condensed consolidated financial statements for further details.

(4) Included in “other” for the third quarter of 2004 is a $13 million reversal of previously recorded unclaimed property reserves as a result of settlement with third parties.  See Note 14 to the condensed consolidated financial statements for further details.

NINE MONTHS ENDED
(In millions)	October 30, 2004, as reported	November 1, 2003, as restated for EITF 03-10	EITF 03-10 adjustments	November 1, 2003, as reported in 2003
Net sales
Toys “R” Us – U.S.	$3,264	$3,413	$(103)	$3,516
Toys “R” Us – International	1,413	1,266	(28)	1,294
Babies “R” Us	1,418	1,325	(23)	1,348
Toysrus.com	171	174	(4)	178
Kids “R” Us (1)	28	285	(8)	293

Total	$6,294	$6,463	$(166)	$6,629

Operating (loss) / earnings
Toys “R” Us – U.S.	$(229)	$(81)	$(36)	$(45)
Toys “R” Us – International	7	1	(2)	3
Babies “R” Us	174	150	(6)	156
Toysrus.com, net of minority interest	(15)	(23)	-	(23)
Kids “R” Us	(10)	(16)	-	(16)
Other (2)	(103)	(72)	-	(72)
Restructuring and other charges, net (3)	(42)	-	-	-

Operating (loss) / earnings (4)	(218)	(41)	(44)	3

Interest expense, net	(84)	(94)	-	(94)
Gain from sale of Toysrus.com - Japan	-	3	-	3

Loss before income taxes	$(302)	$(132)	$(44)	$(88)

(1) Reflects the effect of our decision to close all  of our free-standing Kids “R” Us stores, as previously announced on November 17, 2003. See Note 3 to the condensed consolidated financial statements for further details.

(2) Includes corporate expenses, the operating results of Toy Box, and the equity earnings of Toys “R” Us – Japan.

(3) Includes a gain of $23 million related to the sale of the Kids “R” Us real estate recorded in the third quarter of 2004. See Note 3 to the condensed consolidated financial statements for further details.

(4) Consolidated operating loss of $218 million for the nine months ended October 30, 2004 reflects $157 million in inventory markdowns recorded during the second quarter of 2004 related to the Toys “R” Us – U.S., Toys “R” Us – International, and Kids “R” Us divisions of $132 million, $15 million, and $10 million, respectively.  For the nine months ended October 30, 2004 “other” included charges related to reserves established for termination costs and unclaimed property of $23 million, net of $13 million reversal.

Third quarter and nine months selected operating highlights:

	Percentage of Sales
	Quarter Ended			Nine Months Ended
	October 30, 2004, as reported	November 1, 2003, as restated for EITF 03-10		October 30, 2004, as reported		November 1, 2003, as restated for EITF 03-10
Cost of sales	66.6%	65.9%		67.5	% (1)	65.6%
Gross margin	33.4%	34.1%		32.5%		34.4%
Selling, general and administrative expenses (2)	30.6%	32.6%		31.5%		31.3%
Operating loss	(0.5)%	(1.9	) %	(3.5)%		(0.6)%
Net loss	(1.1)%	(2.0)%		0.1	% (3)	(1.3)%

(1) 2004 results include $157 million in inventory markdowns for the year-to-date period.  Excluding the impact of markdowns, cost of sales were $4,089 million, or 65.0% of total sales for the nine-month period ended October 30, 2004.

(2) Includes reserves established for termination costs and unclaimed property recorded in the second quarter of 2004 and the reversal of $13 million of reserves during the third quarter resulting from settlement of claims with third parties.

(3) Includes the reversal of $200 million of income tax reserves recorded in the second quarter of 2004.

Sales

Consolidated net sales for the third quarter of 2004 were $2.21 billion compared to $2.25 billion for the third quarter of 2003, representing a decrease of $32 million, or 1.4%.  For the nine months ended October 30, 2004, consolidated net sales were $6.29 billion, a decrease of 2.6% compared to $6.46 billion for the prior year period.  Excluding the impact of currency translation that increased net sales for the third quarter of 2004 by $42 million, and a $117 million decline in net sales associated with the previously announced Kids “R” Us store closings, total net sales increased by $43 million, or 2.0%, for the third quarter.  For the nine-month period ended October 30, 2004, currency translation had a $123 million favorable impact, while the Kids “R” Us closings resulted in a $257 million decline in net sales.  Excluding these amounts, net sales for the nine months ended October 30,2004 decreased by $35 million, or 0.6% compared with the same period in 2003. These decreases were primarily the result of declines in comparable store sales at the Toys “R” Us – U.S. division, which posted comparable store sales declines of 1.7% for the third quarter of 2004 and 5.0% for the nine months ended October 30, 2004.  These decreases were partially offset by Babies “R” Us comparable store sales increases of 0.5% for the third quarter of 2004 and 2.3% for the nine months ended October 30, 2004, and International division comparable store sales increases in local currencies of 4.3% and 1.1% for the quarter and the nine months ended October 30, 2004, respectively.

Overall net sales decreases were primarily attributable to soft sales in the Toys “R” Us – U.S. division, resulting from a 16.1% decrease in net sales of video game products for the nine months ended October 30, 2004 compared to the prior year period.  However, for the third quarter of 2004, video game sales increased by 2.4% over the prior year period, primarily due to the contribution of new software releases. The year-to-date decline in our video game business in the United States reflected the continued maturation from the last significant video game platform releases in 2001, increased competition, and price deflation of video game products.  We do not expect that any significant new video game platforms will be released in 2004.

Cost of Sales and Gross Margin

Consolidated gross margin, as a percentage of net sales, decreased by 0.7 percentage points to 33.4% during the third quarter of 2004 and 1.9 percentage points to 32.5% for the nine months ended October 30, 2004.  Consolidated gross margin for the nine-month period ended October 30, 2004 included the unfavorable impact of $157 million in inventory markdowns primarily to liquidate selected older toy store inventory and therefore enhance store productivity and supply chain efficiency.  The markdowns were also intended to accelerate inventory turnover and generate additional cash flow.  Excluding the unfavorable impact of these inventory markdowns, consolidated gross margin was 35.0% for the nine months ended October 30, 2004.

Consolidated gross margin for the third quarter and the nine months ended November 1, 2003 included the unfavorable non-recurring impact of the initial implementation of the provisions of EITF 03-10 and EITF 02-16 of $14 million and $41 million, respectively.

Excluding the impact of inventory markdowns in 2004, as well as the initial implementation impact of EITF 03-10 and EITF 02-16 in 2003, consolidated gross margin, as a percentage of net sales, decreased by 1.4 percentage points for the third quarter of 2004 and was flat at 35% for the nine months ended October 30, 2004 compared to the corresponding prior year periods. The decrease for the third quarter of 2004 reflects a lower margin at the Toys “R” Us – U.S. division primarily due to an increased mix of lower margin video game merchandise coupled with the impact of selling through lower margin clearance merchandise.  The lower margin at our Toys “R” Us – U.S. division was offset by increases in gross margin at the Babies “R” Us and International divisions resulting from a more favorable sales mix at these divisions.

The following table illustrates the effects of the inventory markdowns in 2004 and the initial implementation impact of EITF 03-10 and EITF 02-16 in 2003 on our consolidated gross margin:

	Gross Margin Rate Variance (Over Prior Periods)
	Quarter Ended October 30, 2004		Nine Months Ended October 30, 2004
Gross margin rate variance as reported	(0.7	) %	(1.9	) %
Impact of inventory markdowns (includes KRU)	-%		2.5%
Impact of initial implementation of EITF 03-10 and EITF 02-16 on 2003 results	(0.7	) %	(0.6	) %

Net margin	(1.4	) %	-%

Gross margin as a percentage of net sales for the Toys “R” Us – U.S. division was 29.9% for the third quarter of 2004 compared to 31.5% for the third quarter of 2003.  For the nine months ended October 30, 2004, the Toys “R” Us – U.S. division reported gross margin as a percentage of sales of 28.6% compared to 32.6% for the prior year comparable period.  Gross margin for nine months ended October 30, 2004 included a $132 million unfavorable impact related to inventory markdowns.  This represents an unfavorable impact of 4.0 percentage points for the year-to-date period.  Excluding the unfavorable impact of inventory markdowns in 2004, gross margin was 32.6% for nine months ended October 30, 2004.

Gross margin for the third quarter and the nine months ended November 1, 2003 for the Toys “R” Us – U.S. division included the unfavorable non-recurring impact of the initial implementation of the provisions of EITF 03-10 and EITF 02-16 of $10 million and $29 million, respectively.  The implementation of these provisions adversely affected gross margin for the third quarter and nine months ended October 30, 2003 by 0.8 percentage points and of 0.9 percentage points, respectively.  Excluding the effect of inventory markdowns in 2004 and the effect of the implementation of EITF 03-10 and EITF 02-16 in 2003, gross margin for the Toys “R” Us division decreased by 2.4 percentage points for the third quarter and by 0.9 percentage points for the nine months ended October 30, 2004. These decreases were primarily due to an increased mix of video game product, the impact of selling through lower margin clearance product and a reduction in base allowances as a result of lower receipts.

Babies “R” Us reported a 0.8 percentage point increase in gross margin to 38.1% of net sales for the third quarter of 2004, up from 37.3% in 2003.  For the nine months ended October 30, 2004, Babies “R” Us reported gross margin as a percentage of sales of 37.9%, an increase of 1.1 percentage points over the comparable prior year period.

Gross margin for the third quarter and the nine months ended November 1, 2003 for the Babies “R” Us division included the unfavorable non-recurring impact of the initial implementation of the provisions of EITF 03-10 and EITF 02-16 of $1million and $4 million, respectively.  The implementation of these provisions adversely affected gross margin for the third quarter and nine months ended October 30, 2003 by 0.2 percentage points and of 0.3 percentage points, respectively.  The remaining increases in gross margin for the Babies “R” Us division for the third quarter of 2004 and the nine months ended October 30, 2004 of 0.6 and 0.8 percentage points, respectively were primarily due to a more favorable sales mix.

The International division reported an increase in gross margin of 1.0 percentage points to 37.7% for the third quarter of 2004 up from 36.7% for the third quarter of 2003.  Gross margin for the nine-month period ended October 30, 2004 was 37.2% compared to 36.7% for the nine months ended November 1, 2003.   Gross margin for the nine-month period ended October 30, 2004 included inventory markdowns of $15 million recorded during the second quarter of 2004.   Excluding the effect of inventory markdowns, gross margin was 38.2% for the nine months ended October 30, 2004.

Gross margin for the third quarter and the nine-month period ended November 1, 2003 for the International division included the implementation effects of EITF 03-10 and EITF 02-16.  Implementation of these provisions adversely affected gross margin by 0.6 percentage points for both, the third quarter and the nine months ended November 1, 2003.   Excluding the effect of inventory markdowns in 2004 and the effect of implementation of EITF 03-10 and EITF 02-16 in 2003, gross margin for the International division increased by 0.4 percentage points for the third quarter of 2004 and by 0.9 percentage points for the nine months ended October 30, 2004. The net increases in margin at the International division for the third quarter and the nine months ended October 30, 2004 were predominantly related to a favorable sales mix of higher margin Baby, Learning and owned brands, and lower sales of video product.

Toysrus.com reported an increase of 2.6 percentage points in gross margin to 28.4% for the third quarter of 2004 and an increase of 3.9 percentage points to 29.2% for the nine months ended October 30, 2004.  The inventory markdowns and the implementation of EITF 03-10 and EITF 02-16 did not affect gross margin at Toysrus.com. The increase in gross margin for Toysrus.com reflected a favorable shift of business from lower margin video game products to higher margin baby and toy products, as well as lower markdowns due to improved inventory management.

Selling, General and Administrative Expenses

Consolidated SG&A expenses, as a percentage of net sales, for the third quarter of 2004 decreased by 2.0 percentage points to 30.6% and increased by 0.2 percentage points to 31.5% for the nine months period ended October 30, 2004.  The decrease during the quarter was partially the due to the reversal of previously recorded unclaimed property reserves as a result of settlement with third parties. See Note 14 to the consolidated financial statements for further details.  This accounted for an improvement of 0.6 percentage points with the remaining difference due to lower payroll expenses primarily at our Toys “R” Us – U.S. division.  For the year-to-date period, the increase in SG&A as a percentage of net sales was primarily attributable to charges related to the establishment of reserves for termination costs and unclaimed property, partially offset by $12 million of charges primarily associated with continuing costs for the closings of the Kids “R” Us store locations.  These charges increased SG&A as a percentage of net sales for the nine months ended October 30, 2004 by 0.4 percentage points.  Excluding these charges, SG&A as a percentage of net sales for the year-to-date period would have decreased by 0.2 percentage points.

Operating Loss / Earnings

Operating loss for the third quarter of 2004 was $11 million compared to an operating loss of $43 million for the third quarter of 2003.  Foreign exchange for the third quarter of 2004 did not have a material impact on the operating loss.  Operating loss for the nine months ended October 30, 2004 was $218 million versus an operating loss of $41 million for the nine months ended November 1, 2003.  Operating loss for the year-to-date period of 2004 included a $1 million unfavorable foreign exchange impact.

Operating earnings for the Toys “R” Us – International division were $15 million for the third quarter of 2004 compared to $9 million for the third quarter of 2003.  Operating earnings for the Toys “R” Us – International division were $7 million for the nine months ended October 30, 2004 versus $1 million for the comparable period in 2003.  Operating earnings for the third quarter and nine months ended October 30, 2004 included a gain of  $2 million related to a sale of property in the United Kingdom.

Excluding the impact of foreign currency translation, the effect of the inventory markdowns and the gain on the sale of property, operating earnings for the Toys “R” Us – International division were $21 million for the year-to-date period of 2004 versus operating earnings of $1 million for the year-to-date period of 2003.

Restructuring and Other Charges

On August 11, 2004, we announced that our Board of Directors had decided to pursue a separation of the Toys “R” Us and Babies “R” Us businesses.  In addition, we announced our intention to restructure the company’s corporate headquarter operations in Wayne, New Jersey.  We recorded termination costs of $14 million associated with this action in the second quarter of 2004 and additional net costs of $2 million in the third quarter of 2004.  Of these total charges, net charges of $4 million were recorded in selling, general and administrative expenses, and were related to compensation costs for associates terminated in the second quarter.  As of October 30, 2004, $12 million of reserves for termination costs remain to complete this initiative. We anticipate that additional termination costs will be incurred in subsequent quarters relating to the restructuring of the company’s corporate headquarters.

On November 17, 2003, we announced our decision to close all 146 of our free-standing Kids “R” Us stores and all 36 of our free-standing Imaginarium stores, as well as three distribution centers that support these stores.  On March 2, 2004, we entered into an agreement under which Office Depot, Inc. agreed to acquire 124 of the former Kids “R” Us stores.

Twenty-four properties have subsequently been excluded from the agreement with Office Depot, Inc. and these properties are being marketed for disposition or converted to Babies “R” Us stores.  We recorded net charges of $24 million during the nine-month period ended October 30, 2004 for the closing of the free-standing Kids “R” Us stores.  Included in the $24 million of charges, are inventory markdowns related to this initiative of $10 million for the nine month ended October 30, 2004, which were recorded in cost of sales, and charges of $34 million for asset impairment, lease obligations, and vacancy-related costs for the closed facilities recorded as restructuring and other charges.  Offsetting the charges of $34 million is the $23 million gain on sale of Kids “R” Us real estate, recorded in the third quarter of 2004.  In addition, charges of $3 million for accelerated depreciation were recorded year-to-date. We expect to record additional charges during the fourth quarter of 2004 for the eight remaining stores that will close later this year, as well as for vacancy related costs for closed facilities until their disposition.

A majority of these facilities were closed on or before January 31, 2004, and as of October 30, 2004 one Kids “R” Us store remained in operation.  This store subsequently closed on November 13, 2004.  As of October 30, 2004 we received net cash proceeds of more than $130 million and recorded a $23 million gain related to the sale of the Kids "R" Us real estate.  We anticipate that the eight remaining closings will be completed in phases and any resulting gain will be recorded over the next several months as the transaction is concluded.

In 2001, we recorded charges to close a number of stores, to eliminate a number of staff positions, and to consolidate five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. In connection with this initiative, we recorded additional net charges of $13 million during the nine-month period ended October 30, 2004, primarily related to lease commitments on idle facilities.

In 1998 and 1995, we announced strategic initiatives to reposition our worldwide business. These included charges primarily for long-term lease commitments that will be utilized in 2004 and thereafter. During the nine-month period ended October 30, 2004, we recorded additional net charges of $6 million, which included a $1 million reversal in the third quarter of 2004, related to properties included in these restructuring initiatives.

See Note 3 to the condensed consolidated financial statements for a further discussion about restructuring and other charges.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided from operations, our existing cash balances, and our $685 million unsecured revolving credit facility that expires in September 2006.  Our $200 million unsecured revolving credit facility, which we chose not to renew, expired on May 20, 2004.

The seasonal nature of our business typically causes cash balances to decline from the beginning of the fiscal year through October as inventory levels increase for the holiday selling season and funds are used for construction of new stores, remodeling existing stores, and other initiatives that normally occur in this period.  Our unsecured revolving credit facility is available for seasonal borrowing and other general corporate purposes.  This facility does not have a material adverse change clause related to future events that could prevent us from making draw-downs under this facility, although there are customary conditions precedent to each draw-down.  We had no outstanding balances under this credit facility at the end of the third quarter.  In addition, we did not draw down on this facility during the nine-months ended October 30, 2004.

We believe that cash flows from our operations in 2004, along with our existing cash and our unsecured revolving credit facility, will be adequate to meet our expected cash flow requirements, and to fund our planned capital expenditures for at least the next 12 months.  In addition, our next significant debt maturity of $685 million will occur in 2006 and we believe that we will be able to either repay or refinance this maturing debt.

Net cash used in operating activities for the nine months ended October 30, 2004 was $724 million compared to $632 million for the nine months ended November 1, 2003.  The increase in net cash used in operating activities was primarily due to the reduction in income taxes payable, which was the result of the reversal of income tax reserves of $200 million, along with the effect of increased operating losses year-over-year. The benefit of lower growth in inventory levels, net of markdowns, was offset by lower growth in accounts payable balance.

Net cash used in investing activities was $64 million for the nine months ended October 30, 2004 compared to $162 million for the comparable period in 2003.  The decrease in net cash used in investing activities was the result of our continued focus on the reduction of capital spending, the receipt of proceeds from the sale of the Kids “R” Us real estate during 2004 offset by the acquisition of SB Toys, Inc. during the third quarter of 2004.

Net cash used in financing activities was $490 million for the nine months ended October 30, 2004 compared to net cash provided by financing activities in the nine months ended November 1, 2003 of $763 million.  Financing activities for the nine-month period ended October 30, 2004 reflect the payment of our 500 million euro-denominated bond bearing an original interest rate of 6.375% per annum.  In 2001, this obligation was swapped into a $466 million fixed-rate obligation with an effective interest rate of 7.43% per annum, interest payments paid annually, and principal paid on February 13, 2004.  Financing activities in the nine-month period ended November 1, 2003 reflect the receipt of the net proceeds of $390 million from the issuance and sale in April 2003 of $400 million aggregate principal notes which bear interest at a coupon rate of 7.875% per annum and mature on April 15, 2013.  The notes were sold at a price of 98.3% of the principal amount, resulting in an effective yield of 8.125% per annum.  Simultaneously with the sale of the notes, we entered into interest rate swap agreements.  As a result of these swap agreements, interest accrues at the rate of LIBOR plus 3.6% per annum. Financing activities in the nine-month period ended November 1, 2003 also reflect the receipt of the net proceeds of $395 million from the issuance and sale of an additional $400 million in notes bearing interest at a coupon rate of 7.375% per annum issued in September, 2003, maturing on October 15, 2018.  The notes were sold at a price of  99.6% of the principal amount, resulting in an effective yield of 7.424% per annum.  Simultaneously with the sale of the notes, we entered into interest rate swap agreements.  As a result of these swap agreements, interest accrues at the rate of LIBOR plus 2.3% per annum.

Uses of Capital

Net capital expenditures decreased by $6 million during the year-to-date period of 2004 versus the comparable period in 2003.  This decrease was the result of our continued focus on cost containment measures.   For 2004, we expect that our net capital expenditures will be significantly below anticipated annual depreciation and amortization of approximately $300 million.  This amount includes plans to open approximately 10 new Babies “R” Us stores in addition to the 10 stores that have already been opened as of the end of the third quarter of 2004. Several of the additions of the Babies “R” Us stores are conversions of former Kids “R” Us stores. Furthermore, approximately 20 existing Babies “R” Us stores will be renovated.

We have opened 6 new wholly-owned international Toys “R” Us stores and plan to open one additional store by the end of the year. We also converted approximately 35 Toys “R” Us stores in the United States into combo stores, which combine our toy offering with children’s apparel.  Part of capital expenditures will also be directed at improving and enhancing our information technology systems.

Credit Ratings

On March 10, 2004, Standard & Poor’s lowered our long-term debt credit rating to BB, a one level downgrade from BB+.  On March 24, 2004, Moody’s lowered our long-term debt credit rating to Ba2, a two-level downgrade from Baa3.  These current credit ratings are considered non-investment grade and are as follows:

	Moody’s	Standard and Poor’s
Long-term debt	Ba2	BB
Commercial paper	NP	NR
Outlook	Negative	Negative

Other credit ratings for our debt are available; however, we have disclosed only the ratings of the two largest nationally recognized statistical rating organizations because we believe these are the most relevant to our business.

Our current credit ratings, as well as future rating agency actions, could: (1) negatively impact our ability to finance our operations on satisfactory terms; (2) have the effect of increasing our future financing costs; and (3) have the effect of slightly increasing our insurance premiums and collateral requirements necessary for our self-insured programs.  Our debt instruments do not contain provisions requiring acceleration of payment upon a debt rating downgrade.

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

Recent Developments

As we previously announced on August 11, 2004, our Board of Directors has decided to pursue a separation of the Toys “R” Us and Babies “R” Us businesses. Our Board of Directors continues to evaluate the means of effecting the separation and intends to effect the separation in a manner designed to enhance shareholder value.  We continue to believe the separation will occur during the first half of 2005.

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

Back_to_Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates and foreign exchange rates.  Our market risks at October 30, 2004 are similar to those disclosed in Item 7a of our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.  We continue to regularly evaluate these risks and continue to take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge a variety of risk exposures including interest rate and currency risks.  There has been no material change to our market risk since January 31, 2004.

Back_to_Index

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures.  As of October 30, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a- 15 (e) and 15d -15 (e) under the Securities Exchange Act of 1934.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our SEC periodic reports.

(b) Internal Controls Over Financial Reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, we will be required to include in our Annual Report on Form 10-K for the year ending January 29, 2005 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Ernst & Young, LLP (“E&Y”), will also be required to attest to and report on management’s assessment. To prepare for compliance with Section 404 we have been in the process of evaluating and testing, and as necessary, taking remedial action on any issues relating to our internal controls over financial reporting. Our Section 404 assessment is in process. Our findings to date have identified certain items, which require remediation. Our procedures are ongoing, and we continue to address any items that require remediation as they are identified. Management has discussed these matters with E&Y and our Audit Committee, and we are taking appropriate steps to remediate these items and otherwise to enhance the reliability of our internal controls over financial reporting. The timely outcome of all remediation efforts will be considered by management when assessing the effectiveness of our internal controls over financial reporting at the end of fiscal 2004.  Although we believe that our efforts will enable us to provide the required report and our independent auditors to provide the required attestation as of fiscal year end 2004, we can give no assurance that these efforts will be completed in a timely manner or on a successful basis.

Other than as discussed above, during our third quarter of 2004, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Back_to_Index

Item 1. Legal Proceedings

On May 21, 2004, we, Toysrus.com, LLC, our Internet subsidiary, and two other affiliated companies, filed a lawsuit against Amazon.com, Inc. and its affiliated companies related to our strategic alliance with Amazon.com, Inc.  The lawsuit was filed to protect our exclusivity rights in the toy, game, and baby products categories for the online e-commerce site on the Amazon.com platform.  The complaint seeks injunctive and declaratory relief, monetary damages and contract rescission against Amazon.com, Inc.  The suit was filed in the Superior Court of New Jersey, Chancery Division, Passaic County.  On June 25, 2004, Amazon.com, Inc. filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. This counterclaim seeks monetary damages and invokes contract termination rights.  At this time, we do not anticipate that this lawsuit, or the subject matter thereof, will disrupt our ability to continue to offer products and services on our e-commerce sites, affect our customers and suppliers, or have any material effect on our financial condition or results of operations.  We anticipate continuing to make payments in accordance with the agreement.

From time to time, in the ordinary course of business, we are involved in various legal proceedings, including commercial disputes, personal injury claims and employment issues.  We do not believe that any of these proceedings will have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the three months ended October 30, 2004.  These shares were either delivered to us by employees as payment for the exercise price of stock options or purchased by us and held in trust pursuant to our Non-Employee Directors’ Deferred Compensation Plan to mirror deferred restricted stock units that were granted by us to our non-employee directors during this period.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

08/01/2004 – 08/28/2004	(1)	10,458	$16.52	-	$-

	(2)	16,868	$15.57	-	$-
08/29/2004 – 09/25/2004		-	$-	-	$-

09/26/2004 – 10/30/2004		-	$-	-	$-

Total		27,326	$15.93	-	$-

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders

Stockholder Proposal.  Pursuant to Sec. 2.1(b) of the company’s Amended and Restated By-Laws, notice is hereby given that the company’s 2005 Annual Meeting of Stockholders is expected to be held on June 2, 2005.  Pursuant to Sec. 2.1 (b) of the By-Laws, stockholder nominations of persons for election to the Board of Directors must be received by the company at its principal executive office, One Geoffrey Way, Wayne, New Jersey 07470, Attention: Corporate Secretary, between February 3, 2005 and March 4, 2005 in order to be considered timely.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Form 8-B, filed on January 3, 1996 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Form 10-Q, filed on May 3, 2003 and incorporated herein by reference).
10.1	Retention agreement between Toys “R” Us, Inc. and Raymond L. Arthur, dated as of November 1, 2004.
10.2	Retention agreement between Toys “R” Us, Inc. and John Barbour, dated as of November 1, 2004.
10.3	Amended and restated retention agreement between Toys “R” Us, Inc. and Deborah M. Derby, dated as of November 1, 2004.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Back_to_Index

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.

(Registrant)

Date: December 8, 2004	/s/ Raymond L. Arthur

Raymond L. Arthur
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Form 8-B, filed on January 3, 1996 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Form 10-Q, filed on May 3, 2003 and incorporated herein by reference).
10.1	Retention agreement between Toys “R” Us, Inc. and Raymond L. Arthur, dated as of November 1, 2004.
10.2	Retention agreement between Toys “R” Us, Inc. and John Barbour, dated as of November 1, 2004.
10.3	Amended and restated retention agreement between Toys “R” Us, Inc. and Deborah M. Derby, dated as of November 1, 2004.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.