Form 10-K
period 2005-01-29
TOYS R US INC
filed 2005-04-29
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of common stock held by non-affiliates was $3,527,173,089 based on the closing sales price of the common stock on the New York Stock Exchange on July 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock, $0.10 par value per share, outstanding as of March 31, 2005 was 219,225,970.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.    BUSINESS

Except as expressly indicated or unless the context otherwise requires, as used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc. and its subsidiaries. We are a worldwide specialty retailer of toys, baby products and children’s apparel. As of January 29, 2005, we operated 1,499 retail stores worldwide. These consisted of 898 locations in the United States, comprised of 681 toy stores and 217 specialty baby-juvenile stores under the name “Babies “R” Us.” Internationally, as of January 29, 2005, we operated, licensed or franchised an aggregate of 601 stores. We also sell merchandise through our Internet sites at www.toysrus.com, www.babiesrus.com, www.imaginarium.com, www.sportsrus.com, and www.personalizedbyrus.com. Toys “R” Us, Inc. is incorporated in the state of Delaware.

Our retail business began in 1948 when founder Charles Lazarus opened a baby furniture store, Children’s Bargain Town, in Washington, D.C. The Toys “R” Us name made its debut in 1957. Since inception, Toys “R” Us has built its reputation as a leading consumer destination for toys and children’s products, including apparel. We opened our first Babies “R” Us stores in 1996, expanding our presence in the specialty baby-juvenile market. We are among the market share leaders in most of the largest markets in which “R” Us retail stores operate, including the United States, the United Kingdom, and Japan.

On March 17, 2005, we announced that we had entered into an Agreement and Plan of Merger, dated as of March 17, 2005 (the “Merger Agreement”), with Global Toys Acquisition, LLC and Global Toys Acquisition Merger Sub, Inc. to sell our entire worldwide operations, including both our global Toys “R” Us and Babies “R” Us businesses. For further details on the completion of our strategic review refer to the section entitled “CONCLUSION OF STRATEGIC REVIEW – AGREEMENT FOR SALE” below.

This Annual Report on Form 10-K reports on our last three fiscal years, ended as follows: for the year ended January 29, 2005 (our 2004 fiscal year end), for the year ended January 31, 2004 (our 2003 fiscal year end), and for the year ended February 1, 2003 (our 2002 fiscal year end). References to 2004, 2003 and 2002 are to our fiscal years unless otherwise specified or the context otherwise requires.

Toys “R” Us – U.S.

We operated toy stores in 49 states and Puerto Rico as of January 29, 2005. We sell toys, plush, games, bicycles, sporting goods, VHS and DVD movies, electronic and video games, small pools, books, educational and development products, clothing, infant and juvenile furniture, and electronics, as well as educational and entertainment computer software for children. Our toy stores offer approximately 8,000 to 10,000 distinct items year-round, which we believe is more than twice the number of items found in other discount or specialty stores selling toys.

As of January 29, 2005, we operated 681 toy stores in the United States including 424 combo stores, which combine our toy offering with approximately 5,500 square feet of children’s apparel. All of our U.S. toy stores conform to the prototypical designs consisting of approximately 30,000 to 45,000 square feet of space and are typically free-standing units or located in shopping centers. We opened one new toy store in 2004, relocated three stores to nearby locations, and closed five toy stores.

We seek to differentiate ourselves from competitors in several key areas, including product selection, product presentation, service, in-store experience, and marketing. In the last several years, we have taken a number of actions in our attempt to strengthen our franchise. These actions included:

•	Enhancing our product offering and adding more exclusive products to our mix;

•	Adding apparel to a number of our toy stores in the United States;

•	Renovating our toy store base in the United States to freshen our stores and enhance the shopping experience;

•	Adding an Imaginarium learning and educational toy boutique to all domestic toy stores;

•	Reorganizing our store management teams into merchandise “Worlds” and improving customer service; and

•	Opening a flagship store in New York City.

Some of these actions are discussed in more detail below.

U.S. Toy Store Product Offering

We offer a wide selection of popular national toy brands including many products that are unique to, or launched at, Toys “R” Us. Over the past few years, we have worked with key resources to obtain exclusive products and expand our private label brands enabling us to offer products that our guests will not find elsewhere. We offer a broad assortment of private label merchandise under names such as Animal Alley®, Fast Lane®, Fun Years®, and Dream Dazzlers® in our toy stores.

Apparel

Currently 424 of our domestic toy stores carry apparel. We added apparel to 37 Toys “R” Us stores in 2004 following the closing of the free-standing Kids “R” Us stores during the later part of 2003 and throughout 2004. Apparel is also a key product line in Babies “R” Us stores.

Merchandise “Worlds” and Customer Service

To further enhance the shopping experience of our guests, we use a merchandise “World” concept in our toy stores in the United States. In 2004, the Worlds consisted of the following:

•	Core Toy, which includes boys and girls toys (dolls and doll accessories, action figures, role play, and vehicles); pre-school toys (pre-school learning, activities and toys); and Imaginarium (educational and developmental products, accessories, games, Animal Alley® plush and puzzles);

•	Seasonal (Christmas, Halloween, summer, bikes, sports, play sets, and other seasonal products);

•	Juvenile (baby products and newborn to age four apparel);

•	R Zone (video game hardware and software, electronics, computer software, and other related products);

•	Geoffrey’s Box Office (VHS and DVD movies and other content designed to appeal to parents and children); and

•	Apparel (clothing within 424 combo stores with sizes ranging from newborn to age ten).

In the past three years, we have provided our store associates with additional training to deepen their product knowledge and enhance their targeted selling skills in order to improve customer service in our stores.

Flagship Store in Times Square

We operate a flagship store in New York City’s Times Square. This 110,000 square foot, multi-level store offers guests a vast array of toys and dramatic retail attractions, including a 60-foot tall, indoor ferris wheel. We believe that our flagship store provides us with an effective platform for new product launches and increased visibility for the “R” Us brands, and serves to further strengthen our standing with the vendor community.

Although we believe the steps we have taken have strengthened our domestic toy store franchise in several respects, the financial impact of these actions has not been as favorable as we had hoped. Operating income from our toy stores in the United States has declined for a number of years. The financial performance of the U.S. toy stores was a catalyst for the strategic review that the Company completed in March 2005. This strategic review is discussed in further detail below under “CONCLUSION OF STRATEGIC REVIEW – AGREEMENT FOR SALE.”

Toys “R” Us – International

Toys “R” Us – International (“International”) operates, licenses and franchises toy stores in 30 foreign countries. These stores generally conform to traditional prototypical designs similar to those used by Toys “R” Us – U.S., typically consisting of approximately 37,000 square feet of space. Some international stores utilize proprietary brands and shopping Worlds that have been successful in the United States. The Worlds include Imaginarium boutiques, which are known in some countries as “World of Imagination,” and Babies “R” Us boutiques.

As of January 29, 2005, we operated 299 international stores, two of which are Babies “R” Us stores, and licensed or franchised 302 international stores, seven of which are Babies “R” Us stores. We added 33 new International toy stores in 2004, including 26 licensed or franchised stores, and closed ten stores, including five licensed or franchised stores. We intend to add approximately 41 new toy stores in 2005, which include approximately 31 licensed or franchised stores.

At January 29, 2005, Toys “R” Us – Japan, Ltd. (“Toys “R” Us – Japan”), a licensee of ours, operated 153 stores, which are included in the 302 licensed or franchised international stores. Of these 153 stores, seven stores were Babies “R” Us stores and the remainder were toy stores. During 2005, Toys “R” Us – Japan intends to open an additional eight Babies “R” Us stores as well as three Toys “R” Us stores. We have a 48% ownership in the common stock of Toys “R” Us – Japan and have accounted for this investment under the equity method of accounting. For a further discussion of our investment in Toys “R” Us – Japan, refer to Note 8 to the Consolidated Financial Statements entitled “INVESTMENT IN TOYS “R” US – JAPAN.”

Our international division has wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom. We intend to pursue opportunities that may arise in these and other countries. Net sales in foreign countries (excluding sales by licensees and franchisees) represented approximately 25% of consolidated net sales in 2004. We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

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

Babies “R” Us

In 1996, we opened our first Babies “R” Us stores. The acquisition of Baby Superstore, Inc. in 1997 added 76 locations, and the continued expansion of this brand helped Babies “R” Us become the leader in the specialty baby-juvenile market. These stores operate in a prototypical design consisting of approximately 24,000 to 37,000 square feet of space. Babies “R” Us stores target the pre-natal to infant market by offering room settings of juvenile furniture, such as cribs, dressers, changing tables, bedding, and accessories. We offer a broad assortment of private label merchandise under names such as Especially for Baby® and Koala Baby®. In addition, we provide baby gear, such as play yards, booster seats, high chairs, strollers, car seats, toddler and infant plush toys, and gifts. As of January 29, 2005, Babies “R” Us operated 217 specialty baby-juvenile retail locations, all of which are in the United States. The Babies “R” Us stores are designed with low profile merchandise displays in the center of the stores, providing a sweeping view of the entire merchandise selection. Most Babies “R” Us stores devote between 3,000 to 5,000 square feet to specialty name brand and private label clothing. They also offer a wide range of feeding supplies, health and beauty aids, and infant care products.

In addition, we offer a computerized baby registry service, and we believe that Babies “R” Us registers more expectant parents than any other retailer in the domestic market. Our computerized baby registry offers a user-friendly printout as well as other features to guide registrants in making their selections.

Based on demographic data used to determine which markets to enter, we opened 19 Babies “R” Us stores in 2004. As part of our long-range growth plan, we plan to continue the expansion of our Babies “R” Us store base in 2005, some of which will be converted from former Kids “R” Us and Toys “R” Us stores.

Toysrus.com

Toysrus.com sells merchandise to the public via the Internet at www.toysrus.com, www.babiesrus.com, www.imaginarium.com, www.sportsrus.com, and www.personalizedbyrus.com. We launched our e-commerce website in 1998. In order to provide better customer service and order fulfillment, we have entered into a strategic alliance with Amazon.com, Inc. (“Amazon.com”) and launched a co-branded toy store in 2000. Under the strategic alliance, this co-branded store offers toys and video games (Toysrus.com), baby products (Babiesrus.com), and learning and educational products (Imaginarium.com). The strategic alliance agreement, which expires in 2010, combines Toysrus.com’s merchandising expertise and trusted brand name with Amazon.com’s strengths in website operations, on-line customer service and reliable fulfillment. Toysrus.com is responsible for merchandising and content for the co-branded stores and identifies, purchases, owns, and manages the inventory. Amazon.com handles site development, order fulfillment for most items, customer service, and the housing of Toysrus.com’s inventory in Amazon.com’s fulfillment centers in the United States.

On October 26, 2004, Toys “R” Us, Inc., acquired all of the issued and outstanding shares of capital stock of SB Toys, Inc., for $42 million in cash. We originally recorded $39 million of goodwill related to this acquisition. In the fourth quarter of 2004, the purchase price allocation to goodwill was reduced by $34 million to reflect a reversal of a deferred tax liability. SB Toys, Inc. was previously owned by SOFTBANK Venture Capital and affiliates (“SOFTBANK”) and other investors. Prior to this acquisition, SB Toys, Inc. owned a 20% interest, as a minority shareholder, of Toysrus.com, LLC, our Internet subsidiary. As a result we recorded a 20% minority interest in consolidation to account for the ownership stake of SB Toys, Inc. Beginning in the fourth quarter of 2004, we recognized 100% of the results of Toysrus.com, LLC in our consolidated financial statements.

On May 21, 2004, we, Toysrus.com, LLC, and two other affiliated companies, filed a lawsuit against Amazon.com and its affiliated companies related to our strategic alliance with Amazon.com to, among other things, enforce our exclusivity rights under the agreement. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. We believe the counterclaim is without merit. For further details refer to Item 3 entitled “LEGAL PROCEEDINGS” and to Note 25 to the Consolidated Financial Statements entitled “COMMITMENTS AND CONTINGENCIES.”

Closing of Kids “R” Us and Imaginarium Free-standing Stores

On November 17, 2003, we announced plans to close all 146 of the remaining free-standing Kids “R” Us stores and all 36 of the free-standing Imaginarium stores, as well as three distribution centers that supported these stores. These free-standing stores had incurred significant performance declines in the few years preceding that announcement. This accelerated deterioration in financial performance led to our decision to cease operations in these free-standing stores. We continue, however, to expand our apparel business and the Imaginarium boutiques within our Toys “R” Us and Babies “R” Us stores. However, we believe that ceasing operations in the free-standing Kids “R” Us and Imaginarium stores will continue to benefit future cash flows and net earnings. All of the Kids “R” Us facilities as well as all of the Imaginarium stores were closed by January 29, 2005.

On March 2, 2004, we entered into an agreement under which Office Depot, Inc. (“Office Depot”) agreed to acquire 124 of the former Kids “R” Us stores for $197 million in cash, before commissions and fees, plus the assumption of lease payments and other obligations. Twenty-four properties have subsequently been excluded from the agreement with Office Depot and are being separately marketed for disposition or have been disposed of to date. All closings were completed by January 29, 2005 and net cash proceeds of approximately $150 million were received. A $55 million gain associated with the closing of our Kids “R” Us stores was recorded during 2004, of which $53 million was related to our transaction with Office Depot.

Details of restructuring and other charges, as well as other strategic initiatives, are described in Item 7 entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and within Note 4 to the Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES.”

Conclusion of Strategic Review – Agreement for Sale

Over the past few years, our performance and prospects have been adversely impacted by significant developments in the retail toy industry. Discount and mass merchandisers who have greater financial resources and lower operating expenses have driven down pricing and reduced profit margins for other players in the retail toy industry. Additionally, our toy sales have been negatively impacted by changing consumer habits, including “age compression,” which is the acceleration of children abandoning traditional toy categories at increasingly younger ages for cell phones, DVD players, CD players, MP3 and other electronic devices.

As a result of these trends and the performance of the U.S. toy stores in the 2003 holiday season, the Company decided to conduct a thorough strategic evaluation of all of our worldwide assets and operations to determine the optimal configuration and uses of our resources. We announced this decision publicly in January of 2004. Following the announcement, the Company selected Credit Suisse First Boston as its financial advisor. After the Company retained Credit Suisse First Boston, the Company’s management and Credit Suisse First Boston commenced a review of the Company and its businesses.

On August 11, 2004, we announced to the public that we had decided to pursue the separation of the global Toys “R” Us business and the Babies “R” Us business. We also announced that we were exploring, among other actions, the possible sale of the global Toys “R” Us business and the possible spin-off of the Babies “R” Us business.

On March 17, 2005, we concluded our strategic review and announced that we had entered into an Agreement and Plan of Merger, dated as of March 17, 2005, with Global Toys Acquisition, LLC (“Parent”) and Global Toys Acquisition Merger Sub, Inc. (“Acquisition Sub”) to sell our entire worldwide operations, including both our global Toys “R” Us and Babies “R” Us businesses. Parent and Acquisition Sub are entities directly and indirectly owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co., L.P., and Vornado Realty Trust, collectively the “Sponsors.”

Under the terms of the agreement, the Sponsors will acquire all of the outstanding shares of Toys “R” Us, Inc. for $26.75 per share, representing a transaction value of approximately $6.6 billion in addition to the assumption of debt. The Merger Agreement contemplates that Acquisition Sub will be merged with and into the Company and that each outstanding share of our common stock will be converted into the right to receive $26.75 per share without interest.

Consummation of the proposed merger is subject to various customary conditions, including adoption of the Merger Agreement by our Company’s stockholders, receipt of debt financing by Parent, the absence of certain legal impediments to the consummation of the proposed merger and the receipt of certain regulatory approvals. We currently expect that the proposed merger will occur by the end of July 2005; however, there can be no assurance that the proposed merger will be consummated.

The Merger Agreement was filed on a Form 8-K dated March 22, 2005. The forgoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

On April 6, 2005, the Company and Parent each filed a pre-merger notification and report form under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and the rules and regulations promulgated thereunder, with the Federal Trade Commission and the Department of Justice. On April 15, 2005, we were notified by the Federal Trade Commission that we were granted early termination of the waiting period.

After the closing of the proposed merger, the Sponsors may direct us to make significant changes in our business operations and strategy, including with respect to, among other things, store openings and closings, new product and service offerings, sales of real estate and other assets, employee headcount levels and initiatives to reduce cost and expenses.

Financing of the Merger

In connection with the proposed merger, if consummated, Parent will cause approximately $6.6 billion to be paid out to our Company’s stockholders and holders of other equity interests in our Company. These payments are expected to be funded by a combination of equity contributions by affiliates of the Sponsors to Parent and debt financing. Affiliates of the Sponsors have collectively agreed to contribute, subject to the satisfaction of certain conditions, $1.2 billion of equity to Parent and the remaining funds necessary to finance the proposed merger are expected to be obtained through Parent’s and its subsidiaries’ debt financing.

Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, which are subject to customary conditions. After giving effect to contemplated draws by the subsidiaries of our Company or Parent and its affiliates under the new debt commitments, Parent has advised us that it currently expects total existing and new debt outstanding at closing of the proposed merger transaction will be approximately $6 billion.

In connection with the execution and delivery of the Merger Agreement, Parent obtained commitments to provide approximately $6.2 billion in debt financing (not all of which is expected to be drawn at closing) consisting of (a) a $2.85 billion U.S. asset-based debt facility (the “Asset-Based Facility”), (b) a $2.0 billion bridge facility (the “U.S. Bridge Facility”), (c) a $1.0 billion European bridge facility (the “European Bridge Facility”) and (d) a $350 million European working capital facility (the “European Working Capital Facility” and, together with the European Bridge Facility, the “European Facilities”). Parent expects to use these facilities and existing debt and may use alternative financing to finance the proposed merger.

Parent has advised us that all of the new indebtedness to be incurred in connection with the proposed merger will be incurred by our subsidiaries and that some or all of the new financing to be incurred in connection with the proposed merger will be secured by our assets or assets of our subsidiaries. As a result, substantially all of our existing debt is likely to be contractually or effectively subordinated to this new indebtedness. In addition, this new indebtedness may contain restrictive covenants, which may adversely affect our ability to service our existing indebtedness or operate our business.

Asset-Based Facility. Borrowings under the Asset-Based Facility will be limited by a borrowing base which is calculated periodically based on specified percentages of the value of eligible inventory, eligible credit card accounts receivable and eligible real estate (with a limit of $725 million on borrowing based on eligible real estate at closing), subject to certain reserves and other adjustments. The Asset-Based Facility will be guaranteed by certain U.S. subsidiaries of the Company and secured by a perfected first priority lien on substantially all assets of such subsidiaries, subject to various limitations and exceptions. Acquisition Sub is not required to complete mortgage documentation by closing in order to borrow up to $725 million against the value of the real estate. At or prior to closing, up to $725 million of the Asset-Based Facility may be transferred to the U.S. Bridge Facility, subject to certain conditions. The Asset-Based Facility commitments are conditioned on the proposed merger being consummated by October 31, 2005, as well as other customary conditions including the absence of a material adverse change at the company, the creation of security interests, the execution of satisfactory definitive documentation, receipt of at least $1.2 billion (in the aggregate) in equity or junior capital from equity investors, including affiliates of the Sponsors, receipt of certain proceeds from the U.S. Bridge Facility and the

European Bridge Facility or alternate financing sources, receipt of all required consents and approvals, the absence of any material amendments or waivers to the Merger Agreement to the extent materially adverse to the lenders which have not been approved by the lenders and the absence of any event of default.

U.S. Bridge Facility. The U.S. Bridge Facility will be reduced by the amount of Yen denominated debt outstanding at closing. The U.S. Bridge Facility will become obligations of certain U.S. subsidiaries of the Company and is conditioned on the proposed merger being consummated by October 31, 2005, as well as other customary conditions, including the absence of a material adverse change at the Company, the execution of satisfactory definitive documentation, receipt of at least $1.2 billion (in the aggregate) in equity or junior capital from equity investors, including affiliates of the Sponsors, receipt of certain proceeds from the Asset-Based Facility and the European Bridge Facility, receipt of all required consents and approvals, the absence of any material amendments or waivers to the Merger Agreement to the extent materially adverse to the lenders which have not been approved by the lenders and the absence of any event of default.

European Facilities. The European Facilities will initially be secured by a pledge of the assets (including stock) of the entities borrowing under the European Bridge Facility and, following closing, will be secured, to the extent legally possible and practicable, by a lien over substantially all of the assets of the borrowers and guarantors under the European Facilities. The European Facilities will be conditioned upon the execution of the definitive documentation by October 17, 2005. Initial borrowings under the European Bridge Facility will be subject only to limited conditions including the creation of security interests, the absence of payment default under the facility, the absence of a bankruptcy at Parent, the absence of a breach by Parent under certain material negative covenants and representations, the absence of any amendments or waivers to the Merger Agreement which are materially adverse to the interests of, and have not been approved by, the lenders, and the absence of a breach by the Company with respect to certain undertakings in respect of the merger. Borrowings under the European Working Capital Facility will also be subject to customary conditions such as the absence of a material adverse change at the Company.

Financial Information About Industry Segments

Information about industry segments is set forth within Note 24 to the Consolidated Financial Statements entitled “SEGMENTS.”

Distribution Centers

In the United States, our stores are supported by 12 distribution centers, which average approximately 700,000 square feet in size, and are strategically located throughout the United States to efficiently support our stores. We also operate eight international distribution centers that support our International toy stores.

These distribution centers employ warehouse management systems and material handling equipment that help to minimize overall inventory levels and distribution costs. We believe the flexibility afforded by our warehouse/distribution system and by operating the fleet of trucks used to distribute merchandise, provides us with operating efficiencies and the ability to maintain a superior in-stock inventory position at our stores. We are currently implementing initiatives to improve our supply chain management and to optimize our inventory assortment. We are also expanding our automated replenishment system to improve inventory turnover.

Trademarks

“TOYS “R” US”®, “BABIES “R” US” ®, “IMAGINARIUM” ®, “GEOFFREY” ®, “TOYSRUS.COM”® as well as variations of our family of “R” Us marks, either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. We believe that our rights to these properties are adequately protected.

Risks Associated with Our Business

Seasonality

Our worldwide toy business is highly seasonal with net sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 40% of the net sales from our worldwide toy business and a substantial portion of our operating earnings and cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. If less than satisfactory net sales, operating earnings or cash flows from operations are achieved during the key fourth quarter, we may not be able to compensate sufficiently for the lower net sales, operating earnings, or cash flows from operations during the first three quarters of the fiscal year. Our Babies “R” Us business is not significantly impacted by seasonality.

For further details regarding the seasonal nature of our business, refer to the tabular presentation in the “QUARTERLY RESULTS OF OPERATIONS” section at the end of Item 8.

Liquidity and Capital Requirements

We have significant liquidity and capital requirements. Among other things, the seasonality of our toy business requires us to purchase merchandise well in advance of the holiday selling season. We depend on our ability to generate cash flow from operations as well as borrowings from our unsecured revolving credit facility to finance the carrying costs of this inventory, to pay for capital expenditures, and to maintain operations. Standard & Poor’s and Moody’s rate our debt as non-investment grade. There is a risk that these ratings may be lowered in the future, particularly as a result of the proposed merger. See Item 7 entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES – CREDIT RATINGS.” Our credit ratings could (1) negatively impact our ability to finance our operations on satisfactory terms; (2) have the effect of increasing our financing costs; and (3) have the effect of slightly increasing our insurance premiums and collateral requirements necessary for our self-insured programs. We currently have adequate sources of funds to provide for our ongoing operations and capital requirements; however, any inability to have future access to financing, when needed, could have a negative effect on our financial condition and results of our operations.

For a discussion of our liquidity and capital resource requirements, refer to Item 7 entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Competition

The retailing industry is highly competitive and our results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, additional competitor store openings, and other factors. We compete with discount and mass merchandisers such as Wal-Mart, Target, and Kmart; electronic retailers, such as Best Buy and Circuit City; national and regional chains; as well as local retailers in the market areas we serve. Competition is principally based on price, store location, advertising and promotion, product selection, quality, and service. Some of our competitors may have greater financial resources, lower merchandise acquisition costs, and lower operating expenses than our Company. If we fail to compete successfully, we could face lower net sales and may decide to offer greater discounts to our guests, which could result in decreased profitability.

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

Strategic Initiatives

We continue to implement a series of guest-oriented strategic programs designed to differentiate and strengthen our core merchandise content and service levels. The success of these plans will depend on various factors including the appeal of our store formats, our ability to offer new products to guests, and competitive and economic conditions. We are also continuing with plans to reduce and optimize our operating expense structure. If we are unsuccessful at implementing some or all of our strategic initiatives, we may be unable to retain or attract guests, which could result in lower net sales and a failure to realize the benefit of the sizeable expenditures incurred for these initiatives.

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

Age Compression Trend

Toy sales may be negatively impacted by “age compression,” which is the acceleration of children leaving traditional play categories at increasingly younger ages for more sophisticated products such as cell phones, DVD players, CD players, MP3 devices, and other electronic products. The age compression pattern tends to decrease consumer demand for traditional toys. To the extent that we are unable to offer consumers more sophisticated products or that these more sophisticated items are also available at a wider range of retailers than our traditional competitors, our sales and profitability could be detrimentally affected and we could experience excess inventories.

Vendor Relationships

We have more than 2,000 vendor relationships through which we procure the merchandise that we offer to guests. For 2004, our top 20 vendors worldwide, based on our purchase volume, represented approximately 42% of the total products we purchased. The concentration of goods coming from a limited number of vendors could negatively affect our business if our relationship deteriorated with this group of vendors. If we were unable to negotiate reasonable terms to acquire merchandise from this group of vendors and then failed to obtain similar products from alternative sources, our net sales and profitability would be negatively affected.

Product Sourcing

A significant portion of the toys and other products sold by us are manufactured outside of the United States, primarily in Asia. As a result, any event causing a disruption of imports, including the imposition of import restrictions or trade restrictions in the form of tariffs or otherwise, acts of war, or terrorism could increase the cost and reduce the supply of products available to us, which could, in turn, negatively affect our net sales and profitability. In addition, over the past few years, port-labor issues, rail congestion, and trucking shortages have had an impact on all direct importers. Although we attempt to anticipate and manage such situations, both our sales and profitability could be adversely impacted by such developments in the future.

Internet Operations

The success of our on-line business depends on our ability to provide quality service to our Internet guests and on our strategic alliance with Amazon.com. On May 21, 2004, we, Toysrus.com, LLC, our Internet subsidiary, and two other affiliated companies, filed a lawsuit against Amazon.com and its affiliated companies related to our strategic alliance with Amazon.com. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. For further details refer to Item 3 entitled “LEGAL PROCEEDINGS” and to Note 25 to the Consolidated Financial Statements entitled “COMMITMENTS AND CONTINGENCIES.”

If our strategic alliance were terminated and we were unable to provide the same level of website and fulfillment services ourselves or through other third parties, the net sales and profitability of our on-line business could be negatively affected.

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

Risks Related to the Proposed Merger

Failure to Complete Merger

The proposed merger is subject to the satisfaction of closing conditions, including the approval by our stockholders and other conditions described in the Merger Agreement. We cannot assure you that these conditions will be satisfied or that the proposed merger will be successfully completed. In the event that the proposed merger is not completed:

•	Management’s attention from our day-to-day business may be diverted;

•	We may lose key employees;

•	Our relationships with vendors may be disrupted as a result of uncertainties with regard to our business and prospects;

•	We may be required to pay significant transaction costs related to the proposed merger, such as a transaction termination (break-up) fee of $247.5 million as well as legal, accounting and other fees; and

•	The market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed merger will be completed.

Any such events could adversely affect our stock price and harm our business and operating results.

Sales of Assets

After the closing of the proposed merger, the Sponsors may direct us to make significant changes to our business operations and strategy, including with respect to, among other things, store openings and closings, new product and service offerings, sales of real estate and other assets, employee headcount levels and initiatives to reduce cost and expenses. We cannot assure you that the future business operations of our Company will remain broadly in line with our existing operations or that significant real estate and other assets will not be sold. It is possible that a significant portion of our assets may be encumbered to support financings arranged by the Sponsors to fund their acquisition of our Company or future operations.

Potential Effects of the Merger on our Business

The announcement and consummation of the proposed merger may have a negative impact on our ability to attract and retain key management and maintain and attract new vendor relationships. Any such events could harm our operating results and financial condition.

Uncertain Capital Structure

In connection with the execution and delivery of the Merger Agreement, Parent obtained commitments to provide approximately $6.2 billion in debt financing, and Parent expects to use these facilities and existing debt and may use alternative financing to finance the proposed merger. After giving effect to the contemplated draws by our or Parent’s subsidiaries under the new debt commitments, Parent has advised us that it currently expects total existing and new debt outstanding at closing of the proposed merger transaction will be approximately $6 billion. However, Parent has advised us that it has not made any definitive decisions regarding this debt financing or our anticipated capital structure following consummation of the proposed merger. Accordingly, we cannot predict what our capital structure will look like following the merger, if consummated.

Substantial Indebtedness

Parent has advised us that we will have substantial indebtedness if the proposed merger is consummated. There can be no assurance that our business will be able to generate sufficient cash flows from operations to meet our debt service obligations, as they are subject to general economic, business, financial, competitive and other factors beyond our control. Our level of indebtedness has important consequences, including limiting our ability to invest operating cash flow to expand our business or execute our strategy, to capitalize on business opportunities and to react to competitive pressures, because we must dedicate a substantial portion of these cash flows to service our debt. In addition, we could be unable to refinance or obtain additional financing because of market conditions, our high levels of debt and the debt restrictions expected to be included in the debt instruments contemplated by Parent. Any of this new indebtedness may contain restrictive covenants, which may adversely affect our ability to service our existing indebtedness or operate our business.

Subordination of Existing Indebtedness

Parent has advised us that all of the new indebtedness to be incurred in connection with the proposed merger will be incurred by our subsidiaries. We are a holding company and conduct all of our operations through subsidiaries, and thus our or Parent’s ability to meet our obligations under our existing indebtedness will be dependent on the earnings and cash flows of those subsidiaries and the ability of those subsidiaries to pay dividends or to advance or repay funds to us. Our right to participate as an equity holder in any distribution of assets of any subsidiary (and thus the ability of our debt holders to benefit as creditors of our Company from such distribution) is junior to creditors of that subsidiary, including trade creditors, debt holders, secured creditors, taxing authorities and any guarantee holders. As a result, claims of holders of substantially all of our existing indebtedness are likely to be effectively subordinated to the existing and future creditors of our subsidiaries. In the event of our liquidation or reorganization, holders of our existing indebtedness will generally have a junior position to claims of creditors of our subsidiaries. In addition, any payment of dividends, distributions, loans or advances by our subsidiaries to us could be subject to contractual restrictions, including restrictive covenants that may be included in the new indebtedness.

Parent has advised us that some or all of the new financing to be incurred in connection with the proposed merger will be secured by our assets or assets of our subsidiaries. Thus, our existing unsecured indebtedness will be effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness.

Employees

As of January 29, 2005, we employed approximately 60,000 full-time and part-time individuals. Due to the seasonality of our business, we employed approximately 97,000 full-time and part-time employees during the 2004 holiday season.

Available Information

Our investor relations website is www.toysrusinc.com. On this website under “INVESTOR RELATIONS, SEC Filings,” we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports as soon as reasonably practicable after we electronically file with or furnish such material to the Securities Exchange Commission.

Our Amended and Restated Corporate Governance Guidelines (“Corporate Governance Guidelines”) and the charters for our Audit Committee, Corporate Governance and Nominating Committee, Compensation and Organizational Development Committee and Executive Committee may also be found on our investor relations website at www.toysrusinc.com. In addition, our website contains the Toys “R” Us, Inc. and Subsidiaries Code of Ethical Standards and Business Practices and Conduct (“Code of Ethics”), which is our code of ethics and conduct for our directors, officers and employees, and the Toys “R” Us, Inc. Chief Executive Officer and Senior Financial Officers Code of Ethics (“CEO and Senior Financial Officers Code”), which is an additional code of ethics for our Chief Executive Officer and our senior financial officers. Any waivers from our Code of Ethics for our directors and executive officers and any amendments to or waivers from the CEO and Senior Financial Officers Code that apply to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions will be promptly disclosed to the Company’s stockholders on the Company’s website. These materials are also available in print, free of charge, to any stockholder who requests them by writing to: Toys “R” Us, Inc., One Geoffrey Way, Wayne, New Jersey 07470, Attention: Investor Relations.

We are not incorporating by reference in this Annual Report on Form 10-K any material from our websites.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases. These statements discuss, among other things, our strategy, store openings and renovations, future financial or operational performance, anticipated cost savings, results of store closings and restructurings, anticipated domestic or international development, our proposed merger, future financings, and other goals and targets. These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of our business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which we conduct our business, the timing and receipt of approvals for the proposed merger, our ability to implement our strategy, availability of adequate financing, our dependence on key vendors for our merchandise, domestic and international events affecting the delivery of toys and other products to our stores, economic, political and other developments associated with our international operations, existence of adverse litigation and risks, uncertainties and factors set forth in our reports and documents filed with the Securities Exchange Commission. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

ITEM 2.    PROPERTIES

The following summarizes our worldwide operating store and distribution center facilities as of January 29, 2005 (excluding International licensed and franchised stores):

	Owned	Ground Leased (a)	Leased	Total
Stores:
Toys “R” Us	315	155	211	681
International	80	23	196	299
Babies “R” Us	31	76	110	217

	426	254	517	1,197
Distribution Centers:
United States	9	—	3	12
International	5	—	3	8

	14	—	6	20

Total Operating Stores and Distribution Centers	440	254	523	1,217

(a)	Owned buildings on leased land.

In 2003, we consolidated five New Jersey store support center facilities into our Global Store Support Center facility in Wayne, New Jersey, which is financed under a lease arrangement commonly referred to as a “synthetic lease.” Further details of the recent consolidation of these store support facilities into the Global Store Support Center facility and the “synthetic lease” are described within Note 4 to the Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES,” Note 18 to the Consolidated Financial Statements entitled “LEASES” and Item 7 entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” We also utilize other facilities worldwide for administrative and store support purposes.

On March 31, 2005, we submitted a purchase election option to Wachovia Development Corporation for the purpose of purchasing our Global Store Support Center facility, details of which are included in Note 18 to the Consolidated Financial Statements entitled “LEASES.”

We have former stores and distribution centers that are no longer part of our operations. Approximately 45% of these locations are owned and the remaining locations are leased. We have tenants in more than two- thirds of these locations, and for those without tenants, we continue to market the facilities for disposition. The net costs associated with these locations are reflected in our Consolidated Financial Statements, but the number of surplus locations are not listed above.

For further information regarding properties, refer to Exhibit No. 13.

ITEM 3.    LEGAL PROCEEDINGS

On May 21, 2004, we, Toysrus.com, LLC, our Internet subsidiary, and two other affiliated companies, filed a lawsuit against Amazon.com and its affiliated companies related to our strategic alliance with Amazon.com. The lawsuit was filed to protect our exclusivity rights in the toy, game, and baby products categories for the online e-commerce site on the Amazon.com platform. The complaint seeks injunctive and declaratory relief, monetary damages and contract rescission against Amazon.com. The suit was filed in the Superior Court of New Jersey, Chancery Division, Passaic County. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. This counterclaim seeks monetary damages and invokes contract termination rights. We believe the counterclaim is without merit, and at this time, we do not anticipate that this lawsuit, or the subject matter thereof, will disrupt our ability to continue to offer products and services on our e-commerce sites, affect our guests and suppliers, or have any material adverse effect on our financial condition or results of operations.

In March 2005, two purported class action complaints were filed by putative stockholders of our Company in the Court of Chancery in the State of Delaware in and for New Castle County against the Company and certain of its officers and directors challenging the proposed merger. The first complaint, styled Iron Workers of Western Pennsylvania Pension & Profit Plans v. Toys “R” Us, Inc. (CA No. 1212-N), was filed on March 25, 2005 and the second complaint, styled Jolly Roger Fund LP v. Toys “R” Us, Inc. (CA No. 1218-N), was filed on March 31, 2005 (collectively, the “Complaints”).

The Complaints raise substantially similar allegations on behalf of a purported class of the Company’s stockholders against the defendants for alleged breaches of fiduciary duty in connection with the approval of the merger. The Complaints allege that in determining to enter into the Merger Agreement, the defendants failed to take appropriate steps to obtain maximum value for stockholders and did not engage in an adequate, conflict-free, fair process to obtain maximum value for stockholders, that certain directors and officers engaged in self-dealing and suffered from conflicts of interests, and that the defendants have failed to disclose all material information concerning the value of the Company and the process leading to the Merger Agreement. The Complaints seek to enjoin the consummation of the proposed merger or, alternatively, to rescind it. Plaintiffs also seek an award of damages for the alleged wrongs asserted in the Complaints.

The lawsuits are in their preliminary stages. On April 20, 2005, the cases were consolidated in the Court of Chancery in the State of Delaware in and for New Castle County. The defendants have moved to dismiss the lawsuits. We believe that the lawsuits are without merit and intend to defend vigorously against them.

From time to time, in the ordinary course of business, we are involved in various legal proceedings, including commercial disputes, personal injury claims and employment issues. We do not believe that any of these proceedings will have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of stockholders during the fourth quarter of the fiscal year ending January 29, 2005.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “TOY.” The following table sets forth, for the periods indicated, the high and low sales prices (rounded to the nearest hundredth) as reported on the New York Stock Exchange composite tape since February 1, 2003.

	Sale Price of Common Stock
	2004		2003
Quarter	High	Low	High	Low
4th Quarter	$21.39	$18.08	$14.85	$10.21
3rd Quarter	18.18	14.81	14.80	10.84
2nd Quarter	16.96	12.90	13.30	10.40
1st Quarter	17.44	13.88	10.52	7.70

We have not paid any cash dividends on our common stock. Our Board of Directors periodically reviews whether to pay dividends and any decision to pay dividends will depend upon our earnings, financial condition, and other factors. The Merger Agreement provides, among other things, that we may not pay any dividends on our common stock without the consent of the Parent.

We had approximately 31,341 stockholders of record as of March 31, 2005.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

The following table presents information with respect to repurchases of common stock made by us during the three months ended January 29, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
10/31/2004 – 11/27/2004(1)	9,275	$18.89	—	$—
(2)	5,682	19.41	—	—
11/28/2004 – 12/25/2004	—	—	—	—
12/26/2004 – 01/29/2005(2)	266	20.77	—	—

Total	15,223	$19.12	—	$—

(1)	Represents shares of common stock purchased and held in a rabbi trust established under our Non-Employee Directors’ Deferred Compensation Plan to mirror deferred restricted stock units that were granted during this period pursuant to our Non-Employee Directors’ Stock Unit Plan.
(2)	Represents shares of common stock delivered to us as payment of taxes on the vesting of restricted units under our Amended and Restated 1994 Stock Option and Performance Incentive Plan.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data is hereby incorporated by reference from Exhibit No. 13.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to provide the readers of our financial statements with a narrative discussion about our business. This discussion and analysis is presented in six sections: Overview, Results of Operations, Restructuring and Other Charges, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, and Critical Accounting Policies. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and the related notes, and contains forward-looking statements that involve risks and uncertainties. See Item 1 entitled “BUSINESS – RISKS ASSOCIATED WITH OUR BUSINESS, RISKS RELATED TO THE PROPOSED MERGER and FORWARD-LOOKING STATEMENTS.”

OVERVIEW

Our Business

Our Company generates sales, earnings and cash flows by retailing specialty children’s products worldwide. We operate all of our retail stores in the United States, as well as approximately 50% of our branded retail stores internationally. As of January 29, 2005, there were 1,499 “R” Us branded retail stores operating worldwide in the following formats:

•	681 Toys “R” Us specialty toy stores throughout the United States which offer toy, baby-juvenile, and children’s clothing products;

•	601 international Toys “R” Us specialty toy stores, nine of which are Babies “R” Us stores. Included in the 601 stores are 302 licensed or franchised stores; and

•	217 Babies “R” Us specialty baby-juvenile stores in the United States.

In addition to the above, we sell merchandise through our Internet sites at www.toysrus.com, www.babiesrus.com, www.imaginarium.com, www.sportsrus.com, and www.personalizedbyrus.com.

We conducted a strategic review of all of our worldwide assets and operations, which we announced publicly in January 2004. See Item 1 entitled “BUSINESS – CONCLUSION OF STRATEGIC REVIEW – AGREEMENT FOR SALE.”

We concluded this strategic review in March 2005, having reached a definitive agreement to sell our entire worldwide operations, including both our global Toys “R” Us and Babies “R” Us businesses, to the Sponsors. On March 17, 2005, we entered into a Merger Agreement with Parent and Acquisition Sub. Under the terms of the Merger Agreement, Parent will acquire all of the outstanding shares of Toys “R” Us, Inc. for $26.75 per share, representing a transaction value of approximately $6.6 billion in addition to the assumption of debt. Consummation of the proposed merger is subject to various customary conditions, including adoption of the Merger Agreement by our Company’s stockholders, receipt of debt financing by Parent, the absence of certain legal impediments to the consummation of the proposed merger and the receipt of certain regulatory approvals. There can be no assurance that the proposed merger will be consummated.

In connection with the proposed merger, if consummated, Parent will cause approximately $6.6 billion to be paid out to the Company’s stockholders and holders of other equity interests in our Company. These payments are expected to be funded by a combination of equity contributions by affiliates of the Sponsors to Parent and debt financing. Affiliates of the Sponsors have collectively agreed to contribute, subject to the satisfaction of certain conditions, $1.2 billion of equity to Parent and the remaining funds necessary to finance the proposed merger are expected to be obtained through Parent’s and its subsidiaries’ debt financing. Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, which are subject to customary conditions. After giving effect to contemplated draws by the subsidiaries of our Company or Parent and its affiliates under the new debt commitments, Parent has advised us that it currently expects total existing and new debt outstanding at closing of the proposed merger transaction will be approximately $6 billion.

In connection with the execution and delivery of the Merger Agreement, Parent obtained commitments to provide approximately $6.2 billion in debt financing (not all of which is expected to be drawn at closing) consisting of (a) a $2.85 billion U.S. asset-based debt facility (the “Asset-Based Facility”), (b) a $2.0 billion high-yield bridge facility (the “U.S. Bridge Facility”), (c) a $1.0 billion European bridge facility (the “European Bridge Facility”) and (d) a $350 million European working capital facility (the “European Working Capital Facility” and, together with the European Bridge Facility, the “European Facilities”). The Asset-Based Facility will be guaranteed by certain U.S. subsidiaries of the Company and secured by a perfected first priority lien on substantially all assets of such subsidiaries; the U.S. Bridge Facility will become obligations of certain U.S. subsidiaries of the Company; and the European Facilities will initially be secured by a pledge of assets (including stock) of the entities borrowing under the European Bridge Facility and, following closing, will be secured, to the extent legally possible and practicable, by a lien over substantially all of the assets of the borrowers and guarantors under the European Facilities.

Opportunities, Challenges, and Risks

As a worldwide retailer of specialty goods, we are faced with significant opportunities, as well as challenges and risks.

We believe our major opportunities are as follows:

•	Babies “R” Us growth – We believe that continued growth opportunities exist in the United States for Babies “R” Us. We opened 19 Babies “R” Us stores in the United States in 2004 and operated 217 stores as of January 29, 2005. We plan to continue the expansion of our Babies “R” Us store base in 2005.

•	International growth – We believe that growth opportunities exist outside of the United States for the Toys “R” Us store and Babies “R” Us store formats. During 2004, 33 Toys “R” Us stores were opened internationally, of which seven are operated by us. We plan to open approximately 41 additional stores internationally in 2005, and we estimate ten will be operated by us. Included in the 41 projected openings are 11 stores for Toys “R” Us – Japan, of which eight are Babies “R” Us stores and three are Toys “R” Us stores.

We believe the following are our principal challenges and risks, predominantly for our Toys “R” Us – U.S. division:

•	Increased competition – Our businesses operate in a highly and increasingly competitive retail market. We face strong competition from discount and mass merchandisers, national and regional chains and department stores, local retailers in the market areas we serve, and Internet and catalog businesses. We compete on the basis of selection, variety and availability of product, guest service, and price. Price competition in the United States toy retailing business continued to be intense during the 2004 holiday season. Currently, the leading discounters are estimated to account for approximately 45% of total sales in the United States toy market, and as their share continues to increase, we are likely to experience ongoing pricing pressures. We believe that success in this competitive environment can be achieved through enhancing the shopping experience for our guests, superior inventory management, strengthening brand loyalty, and competitive pricing. We also continue to focus on strengthening our relationships with our vendors.

•	Spending patterns and age compression – In recent years, toy sales have been negatively impacted by “age compression,” which is the acceleration of children leaving traditional play categories at increasingly younger ages for more sophisticated products such as cell phones, DVD players, CD players, MP3 devices, and other electronic products. The age compression pattern tends to decrease consumer demand for traditional toys. To the extent that we are unable to offer consumers more sophisticated products or that these more sophisticated items are also available at a wider range of retailers than our traditional competitors, our sales and profitability could be detrimentally affected and we could experience excess inventories.

•

Video game business – The video game category is a significant piece of our worldwide toy store business. Over the course of a video cycle, from release of a video platform until the release of the next generation of video platforms, video games have tended to account for 10-20% of our domestic toy store sales. The peak of the current cycle occurred in 2001 when video represented more than 19% of domestic toy sales for the year. We have seen significant declines in sales in this category during the last several years, primarily as a result of price deflation on video game platforms released in 2001, as well as the impact of the maturation of this category. In addition, competition in the video game market has increased as the discounters have expanded and specialty players, such as Best Buy, Electronics Boutique and Gamestop, have all experienced significant growth. Video sales for 2004 represented 13.6% of domestic toy sales versus 14.3% in 2003.

•	Seasonality – Our worldwide toy store business is highly seasonal with net sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 40% of the net sales from our worldwide toy store business and a substantial portion of the operating earnings and cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. If less than satisfactory net sales, operating earnings or cash flows from operations are achieved during the key fourth quarter, we may not be able to compensate sufficiently for the lower net sales, operating earnings, or cash flows from operations during the first three quarters of the fiscal year. Our Babies “R” Us business is not significantly impacted by seasonality.

RESULTS OF OPERATIONS

Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, our management conducted a review of our accounting for leases and leasehold improvements and determined that our then-current practices of accounting for leases and leasehold improvements were incorrect.

On February 17, 2005, we decided to restate our previously issued financial statements for the fiscal years ended January 31, 2004 and February 1, 2003 and for the first three fiscal quarters of the fiscal years ended January 29, 2005 and January 31, 2004 to reflect a correction in our accounting practices for leases and leasehold improvements. As a result, we have restated the consolidated balance sheet as of January 31, 2004, and the consolidated statements of earnings, stockholders’ equity and cash flows for the years ended January 31, 2004 and February 1, 2003 in this Annual Report on Form 10-K (see Note 2 to the Consolidated Financial Statements entitled “RESTATEMENT OF FINANCIAL STATEMENTS FOR ACCOUNTING FOR LEASES AND LEASEHOLD IMPROVEMENTS”) and “QUARTERLY RESULTS OF OPERATIONS” in Item 8 of this Annual Report on Form 10-K. The impact of the restatement on periods prior to the fiscal year ended February 1, 2003 has been reflected as an adjustment to retained earnings as of February 2, 2002 in the accompanying consolidated statements of stockholders’ equity. We have also restated the applicable financial information for the fiscal years ended February 3, 2001, February 2, 2002, February 1, 2003, and January 31, 2004 in Item 6 of this report. The restatement corrects our historical accounting for leases and depreciation for leasehold improvements and had no impact on net sales or net cash flows. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in those reports should no longer be relied upon. Throughout this Annual Report on Form 10-K, including this management’s discussion and analysis, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

In order to calculate the cumulative impact and complete the restatement, we commenced a detailed review of our lease portfolio. In certain instances we adjusted initial lease terms to include rent holiday periods and option renewals that are reasonably assured of being exercised and included the straight-line effect over the lengthened term to include option periods with escalating rents, which generally has the effect of increasing rent expense. We have also reviewed our leasehold improvements to ensure amortization over the shorter of their economic lives or the adjusted lease term and in certain instances shortened the depreciation or amortization periods for leasehold improvements, which generally has the effect of increasing annual depreciation and amortization expense. The changes in the accounting treatment for leases and leasehold improvements have impacted our earnings as a result of a change in rental expenses, impacting selling, general and administrative expenses, and a change in depreciation and amortization, and a related impact on restructuring and other charges. We also evaluated leases which we had exited, including those disposed of in connection with the shut down of our stand-alone Imaginarium and Kids “R” Us operations. Additionally, we reviewed the depreciable lives of assets related to the leases that have been terminated and modified those lives where appropriate.

Consolidated net earnings for 2004 and 2003 were not materially affected by the restatement. The effect of the restatement for 2002 was to decrease 2002 net earnings by $16 million and resulted in a decrease in opening retained earnings of $196 million at the beginning of fiscal year 2002. Refer to Note 2 to the Consolidated Financial Statements entitled “RESTATEMENT OF FINANCIAL STATEMENTS FOR ACCOUNTING FOR LEASES AND LEASEHOLD IMPROVEMENTS” for a summary of the effects of these changes on our consolidated balance sheet as of January 31, 2004, as well as on the consolidated statements of earnings, for fiscal years 2003 and 2002.

We have provided below a discussion of our results of operations, which are presented on the basis required by accounting principles generally accepted in the United States (“GAAP”). In addition, we have provided certain information on an adjusted basis to reflect accounting changes and unusual items (non-GAAP measures). Management uses these non-GAAP measures to evaluate operating performance. We have incorporated this information into the discussion below because we believe it is a meaningful measure of our normalized operating performance and will assist you in understanding our results of operations on a comparative basis and in recognizing underlying trends. This adjusted information supplements, and is not intended to represent a measure of performance in accordance with, disclosures required by GAAP.

Consolidated Earnings

Consolidated net earnings were $252 million, or $1.16 per diluted share, for the year ended January 29, 2005, $63 million, or $0.29 per diluted share, for the year ended January 31, 2004, and $213 million, or $1.02 per diluted share, for the year ended February 1, 2003.

Our 2004 consolidated financial statements were impacted by the adoption of the provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-10, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”). Beginning in the first quarter of 2004, sales have been recorded net of coupons that were redeemed. Under the provisions of EITF 03-10, when we receive credits and allowances from vendors for coupons related to events that meet the direct offset requirements of EITF 03-10, we recognize as a reduction of cost of sales the related reimbursement during the period of redemption. Our 2003 consolidated financial statements have been restated to the current year’s presentation, as permitted by the provisions of EITF 03-10.

We receive credits and allowances that are related to formal agreements negotiated with our vendors. These credits and allowances are predominantly for cooperative advertising, promotions, and volume related purchases. Credits and allowances received from vendors that do not meet the direct offset requirements of EITF 03-10 have been recorded as a reduction of product costs in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Our 2004 and 2003 consolidated financial statements were impacted by the implementation of EITF 02-16. We adopted the provisions of EITF 02-16 at the beginning of 2003. Under this guidance, amounts received from vendors are considered a reduction of product cost, unless certain restrictive provisions are met. EITF 02-16 was effective for all new arrangements, and modifications to existing arrangements, entered into after December 31, 2002. Beginning in 2003, we began to treat cooperative advertising arrangements as a reduction of product cost. Our

2002 consolidated financial statements have not been restated as part of the adoption of EITF 02-16 since the provisions of EITF 02-16 did not permit restatement. For further details on the impact of adoption of EITF 02-16 and EITF 03-10 refer to Note 3 to the Consolidated Financial Statements entitled “CHANGES IN ACCOUNTING.” The adoption of EITF 02-16 and EITF 03-10 had no impact on our consolidated statements of cash flows.

Our consolidated financial statements for 2004 and 2003 also include restructuring and other charges, some of which are recorded in cost of sales. In addition, our consolidated financial statements for 2003 include depreciation that was accelerated during the closing periods of the Kids “R” Us stores. Refer to Note 4 to the Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES” for further details.

Comparable Store Sales Performance

	Increase/(decrease)
(In local currencies)	2004	2003	2002
Toys “R” Us – U.S.	(3.7)%	(3.6)%	(1.3)%
Toys “R” Us – International	0.6%	2.1%	5.9%
Babies “R” Us	2.2%	2.8%	2.7%

Sales

Consolidated net sales decreased 1.9% to $11.1 billion in 2004 from $11.3 billion in 2003 and 2002. Excluding the impact of foreign currency translation that increased net sales for 2004 by $227 million, and a $387 million decline in net sales associated with the previously announced Kids “R” Us store closings, total net sales decreased by $60 million, or 0.6%, compared with 2003. For 2003, currency translation had a $324 million favorable impact, while the Kids “R” Us closings resulted in a $39 million decline in net sales. Excluding these amounts, net sales for 2003 decreased by $270 million, or 2.5% compared to 2002. The 2003 sales have been restated to reflect the unfavorable impact of implementation of the provisions of EITF 03-10 of $246 million. Sales at our International division reflect favorable foreign currency translation impacts of 9.2% in 2004, 15.0% in 2003, and 2.0% in 2002.

The decrease in net sales for 2004 and 2003 was primarily the result of declines in comparable store sales at the Toys “R” Us – U.S. division, which posted comparable store sales declines of 3.7% for 2004 following comparable store sales decreases of 3.6% and 1.3% in 2003 and 2002, respectively. These decreases in net sales were partially offset by net sales increases in our Babies “R” Us division of 7.2% to $1.9 billion in 2004, and net sales increases in our International division of 1.7% (excluding the effect of currency translation) to $2.5 billion in 2004, primarily due to the addition of 19 Babies “R” Us stores in the United States and seven wholly owned International stores in 2004. In addition, comparable store sales at our Babies “R” Us and International divisions, showed favorable increases, as indicated in the table above.

Overall net sales decreases in 2004 and 2003 were primarily attributable to soft sales in the Toys “R” Us – U.S. division, resulting from decreases in net sales of video game products of 8.9% in 2004 and 15.4% in 2003. These declines reflected price deflation of video game products associated with the continued maturation of the last significant video game platform releases in 2001, as well as increased competition.

Video game sales trends improved modestly during the latter part of 2004. This improvement reflected the resurgence in video gaming software and accessories due in part to new title releases and a complete line up of Plug and Play TV games. In addition, the launch of the Game Boy Advance video product, that offers full color video and audio, and the release of Nintendo’s Dual Screen player were also significant contributors to the improvement in trends during the latter part of the year. We are cautiously optimistic of continued improvement in video game sales trends in 2005, contingent on favorable sales of Sony PlayStation 2, the recently launched Sony Handheld PSP and Nintendo’s Dual Screen player.

Below are selected items from our consolidated statements of earnings, as a percentage of net sales:

	Percentage of Net Sales
	2004	2003, as restated	2002, as restated
Cost of sales	67.6%	67.5%	69.0%
Gross margin	32.4%	32.5%	31.0%
Selling, general and administrative expenses	26.4%	26.7%	24.1%
Operating earnings	2.7%	1.9%	3.9%
Earnings before income taxes	1.7%	0.8%	2.9%
Income tax (benefit)/expense	(0.5)%	0.3%	1.1%
Net earnings	2.3%	0.6%	1.9%

Cost of Sales and Gross Margin

Consolidated gross margin, as a percentage of net sales, decreased by 0.1 percentage points to 32.4% during 2004 following a 1.5 percentage point increase to 32.5% in 2003. Consolidated gross margin for 2004 included the unfavorable impact of $157 million in inventory markdowns recorded in 2004 primarily to liquidate selected older toy store inventory and therefore enhance store productivity and supply chain efficiency. The markdowns were also intended to accelerate inventory turnover and generate additional cash flow. These markdowns affected our Toys “R” Us – U.S., International and Kids “R” Us divisions. Excluding the unfavorable impact of these inventory markdowns, consolidated gross margin was 33.8% for 2004.

Consolidated gross margin for 2003 included the unfavorable non-recurring impact of the initial implementation of the provisions of EITF 03-10 and EITF 02-16 of $74 million. In addition, consolidated gross margin for 2003 included store closing inventory markdowns of $49 million related to the closing of the Kids “R” Us and Imaginarium free-standing stores.

Excluding the impact of inventory markdowns in 2004 and 2003, as well as the initial implementation impact of EITF 03-10 and EITF 02-16 in 2003, consolidated gross margin, as a percentage of net sales, increased by 0.3 percentage points to 33.8% for 2004. For 2003, consolidated gross margin excluding the inventory markdowns and the initial implementation impact of EITF 03-10 and EITF 02-16 increased 2.5 percentage points to 33.5%. The increases in gross margin of 0.3 percentage points in 2004 and of 2.5 percentage points in 2003 reflect the impact of a favorable shift in the sales mix, driven in part by sales increases in higher margin exclusive and license product lines.

Gross margin as a percentage of net sales for the Toys “R” Us – U.S. division was 29.0% for 2004 compared to 30.3% for 2003. Gross margin for 2004 included a special $132 million unfavorable charge related to a 2004 initiative to liquidate selected older store inventory. The decline in gross margin for 2004 was attributable to the impact of this initiative. This represents an unfavorable impact of 2.2 percentage points for 2004. Excluding the unfavorable impact of this initiative, gross margin increased from 30.3% in 2003 to 31.2% in 2004.

The 2003 gross margin of 30.3% for the Toys “R” Us – U.S. division included an unfavorable non-recurring impact of $53 million due to the initial implementation of the provisions of EITF 03-10 and EITF 02-16. The implementation of these provisions adversely affected gross margin for 2003 by 0.9 percentage points. Excluding the effect of inventory markdowns in 2004 and the effect of the implementation of EITF 03-10 and EITF 02-16 in 2003, gross margin for the Toys “R” Us division for 2004 remained in line with 2003 at 31.2%.

Babies “R” Us reported a 0.3 percentage point increase in gross margin to 37.9% of net sales for 2004. Gross margin for 2003 for the Babies “R” Us division included the unfavorable non-recurring impact of the initial implementation of the provisions of EITF 03-10 and EITF 02-16 of $6 million. The implementation of these provisions adversely affected gross margin for 2003 by 0.4 percentage points.

The International division reported an increase in gross margin of 1.5 percentage points to 36.7% for 2004 up from 35.2% for 2003. Gross margin for 2004 included inventory markdowns of $15 million, which adversely affected gross margin by 0.6 percentage points. Excluding the effect of inventory markdowns, gross margin was 37.3% for 2004.

Gross margin for 2003 for the International division included the implementation effects of EITF 03-10 and EITF 02-16. Implementation of these provisions adversely affected gross margin for 2003 by 0.6 percentage points. Excluding the effect of inventory markdowns in 2004 and the effect of implementation of EITF 03-10 and EITF 02-16 in 2003, gross margin for the International division increased by 1.5 percentage points in 2004 and 3.6 percentage points in 2003. These increases for 2004 and 2003 reflected the effects of favorable shifts in sales mix offset by a highly promotional and competitive environment in most of our foreign markets.

Toysrus.com reported an increase of 2.0 percentage points in gross margin to 29.5% for 2004 and of 2.8 percentage points in 2003 to 27.5%. The inventory markdowns and the implementation of EITF 03-10 and EITF 02-16 did not affect gross margin at Toysrus.com. The increase in gross margin for Toysrus.com in 2004 and 2003 reflected a favorable shift of business from lower margin video game products to higher margin baby and toy products, as well as lower markdowns due to improved inventory management.

We record the costs associated with operating our distribution network as a part of consolidated selling, general, and administrative expenses (“SG&A”), including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated gross margin may not be comparable to the gross margin of other retailers that include similar costs in their cost of sales. Credits and allowances received from vendors are recognized in consolidated cost of sales and also have a positive impact on our consolidated gross margin.

Selling, General and Administrative Expenses

Consolidated SG&A expense as a percentage of net sales for 2004 decreased 0.3 percentage points compared to an increase of 2.6 percentage points in 2003. The decrease for 2004 reflected a $68 million reduction in payroll and related benefits as a result of our decision to close the Kids “R” Us division. In addition, the decrease reflected net proceeds from a settlement with MasterCard and Visa of $20 million in 2004 as further detailed in Note 27 to the Consolidated Financial Statements entitled “OTHER MATTERS.” In addition, we recorded a $14 million gain for the sale of real estate of our former toy store in Santa Monica, California. These savings were offset by additional expenditures that we incurred during 2004 related to our strategic review initiative and Sarbanes-Oxley compliance totaling $29 million. SG&A expense as a percentage of net sales for 2003 was impacted by the implementation of EITF 02-16, which represented 2.0 percentage points of the increase. Consolidated SG&A for 2003, excluding the impact of EITF 02-16, increased by 0.6 percentage points to 24.7%. The remaining increase was primarily attributable to higher payroll and benefit costs, mainly driven by higher medical and workers’ compensation costs. Consolidated SG&A for 2004 and 2003 included adjustments related to straight-line rent expense of $2 million and $4 million, respectively.

Depreciation and Amortization

Depreciation and amortization was $354 million in 2004 versus $368 million in 2003 and $339 million in 2002. Depreciation for 2004, 2003 and 2002 included the effect of shorter depreciation or amortization periods for leasehold improvements which increased expenses by $21 million, $20 million, and $22 million, respectively. Depreciation for 2004 also included the effect of the sale of the Kids “R” Us real estate during 2004 which decreased depreciation by approximately $15 million.

Depreciation and amortization for 2003 also included $24 million of depreciation recorded during the fourth quarter of 2003 that was accelerated through the closing periods for the free-standing Kids “R” Us stores. Depreciation and amortization for 2002 also included an increase of $22 million, which was primarily due to our Mission Possible store remodeling program, new store openings, and strategic investments to improve our information technology systems. These increases were partially offset by the impact of closed stores.

Interest Expense

Interest expense decreased by $12 million versus 2003 to $130 million in 2004 and increased by $23 million versus 2002 to $142 million in 2003. The $12 million decrease in 2004 was comprised of a $42 million reduction in interest expense as a result of long-term debt principal repayments offset by an $18 million increase in interest expense related to the annualizing of long-term debt issued during 2003, and a $12 million increase due to rising short-term interest rates. The $23 million increase in 2003 was mainly attributable to an increase in long-term borrowings as a result of our initiative to refinance shorter-term debt. Refer to the section entitled “LIQUIDITY AND CAPITAL RESOURCES” for further details.

Income Taxes

Our effective tax rate was (30.4)% for 2004, 32.0% for 2003, and 36.0% for 2002. Our effective tax rate in 2004 reflects the tax benefit of a reversal of previously accrued income taxes of $200 million based on the settlement of an IRS audit, and a $54 million tax charge on the repatriation of indefinitely reinvested foreign earnings. Refer to “CRITICAL ACCOUNTING POLICIES – INCOME TAXES” below and to Note 19 to the Consolidated Financial Statements entitled “INCOME TAXES” for further details.

Other

Foreign currency translation had a favorable impact on our consolidated and international operating earnings for 2004, 2003 and 2002 of $17 million, $20 million and $16 million, respectively. This represents an operating earnings benefit to the international division, for 2004, 2003, and 2002 of 10%, 13% and 10% respectively. The favorable impact on consolidated operations earnings for 2004, 2003 and 2002 was 8%, 5% and 3%, respectively.

Inflation did not have a significant impact on our consolidated net earnings in 2004, 2003 or 2002.

RESTRUCTURING AND OTHER CHARGES

On August 11, 2004, we announced our intention to restructure the Company’s Global Store Support Center operations in Wayne, New Jersey. As a result, we recorded termination costs of $14 million associated with this action in the second quarter of 2004 and additional net costs of $7 million in the second half of 2004. Of these total charges, $13 million were recorded in restructuring and other charges, and charges of $8 million were recorded in selling, general and administrative expenses, comprised of $2 million for payroll-related costs and $6 million for stock option compensation charges resulting from modifications to stock option agreements for the severed executives. As of January 29, 2005, $10 million of reserves for termination costs remain to complete this initiative. We anticipate that additional termination costs will be incurred in subsequent quarters relating to the restructuring of the Company’s Global Store Support Center operations.

On November 17, 2003, we announced our decision to close all 146 of the remaining free-standing Kids “R” Us stores and all 36 of the free-standing Imaginarium stores, as well as three distribution centers that support these stores. These free-standing stores incurred significant performance declines in the past few years. This accelerated deterioration in financial performance led to our decision to cease operations in these free-standing stores. While we continue to expand our apparel business and Imaginarium boutiques within our Toys “R” Us and Babies “R” Us stores, we believe that ceasing operations in the free-standing Kids “R” Us and Imaginarium stores will have a favorable impact on future cash flows and net earnings. As of January 29, 2005, all of the free-standing Kids “R” Us and Imaginarium stores were closed. Most of the leases have been terminated, with the remaining terminations under negotiation. We are in the process of converting some of the former Kids “R” Us locations to Babies “R” Us stores and anticipate completing this process over the next year.

On March 2, 2004, we entered into an agreement with Office Depot, Inc. (“Office Depot”) under which Office Depot agreed to acquire 124 of the former Kids “R” Us stores for $197 million in cash, before commissions and fees, plus the assumption of lease payments and other obligations. Twenty-four properties have subsequently been excluded from the agreement with Office Depot and these properties are being marketed for disposition or have been disposed of to date.

We recorded charges of $132 million in the fourth quarter of 2003 related to the closing of these Kids “R” Us facilities. These charges included $49 million of inventory markdowns recorded in cost of sales and $24 million of depreciation that was accelerated through the closing periods of the Kids “R” Us stores. The remaining $59 million of charges were included in restructuring and other charges.

We recorded net gains of $16 million during the fiscal year ended January 29, 2005, for the closing of the free-standing Kids “R” Us stores. Included in the $16 million of gains is $10 million in inventory markdowns related to this initiative, which were recorded in cost of sales; $3 million recorded as accelerated depreciation; $26 million recorded as restructuring and other charges, for asset impairment, lease obligations, termination costs, and vacancy-related costs for the closed facilities; and net gains of $55 million on the sale of Kids “R” Us real estate. All closings were completed by January 29, 2005 and net cash proceeds of approximately $150 million were received.

In 2001, we recorded charges to close 27 Toys “R” Us stores and 37 Kids “R” Us stores, all of which have closed. In conjunction with most of the Kids “R” Us store closings, we converted the nearest Toys “R” Us store into a Toys “R” Us combo store, which combines our toy offering with approximately 5,500 square feet of apparel offering. Also, as part of this plan, we eliminated approximately 1,700 staff positions in our stores and headquarters and consolidated five of our store support center facilities into our current Global Store Support Center facility in Wayne, New Jersey. We have sold our former store support center facility in Montvale, New Jersey and received net proceeds of $15 million, which equaled our net book value. We continue to pursue a sub-tenant for our former store support center facilities in Paramus and Fort Lee, New Jersey. We recorded net charges of $208 million in the fourth quarter of 2001 for these initiatives and have recorded additional net charges of $14 million in 2004 and $6 million in 2003, primarily related to the disposition of the real estate properties discussed above.

Refer to Note 4 to the Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES” for further details.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow provided from operations, our existing cash balances, and our revolving credit facility. The seasonal nature of our business typically causes cash balances to decline from the beginning of the fiscal year through October as inventory increases for the holiday selling season and funds are used for construction of new stores, as well as remodeling and other initiatives that normally occur in this period. Our revolving credit facility is available for seasonal borrowings and general corporate purposes. Additionally, we have lines of credit with various banks to meet certain of the short-term financing needs of our foreign subsidiaries. We had no short-term borrowings outstanding at either January 29, 2005 or January 31, 2004. We had cash and cash equivalents of $1,250 million at January 29, 2005 and $1,432 million at January 31, 2004, of which $506 million was used to repay a euro-denominated bond plus accrued interest on February 13, 2004. In addition, we had highly liquid short-term investments of $953 million and $571 million at January 29, 2005 and January 31, 2004, respectively. We generated positive cash flow from operations of $746 million in 2004, $801 million in 2003, and $575 million in 2002.

We believe that cash flow from our operations in 2005, along with our existing cash and our revolving credit facility, will be adequate to meet our expected 2005 cash flow requirements (without regard to potential cash flow requirements related to the financing of the proposed merger). In addition, our next significant debt maturity will be our 6.875% Notes due in 2006 and we believe that we will be able to either repay or refinance this maturing debt. However, if the proposed merger is consummated, we expect to have significant new debt. For further details, refer to the section entitled “CONCLUSION OF STRATEGIC REVIEW – AGREEMENT FOR SALE – FINANCING OF THE MERGER” in Item 1 – entitled “BUSINESS”.

Selected Statements of Cash Flows Highlights:

	Year Ended
(In millions)	January 29, 2005	January 31, 2004	February 1, 2003
Net cash provided by operating activities	$746	$801	$575
Capital expenditures, net	(269)	(262)	(395)

Free cash flow(1)	$477	$539	$180

Long term borrowings	$—	$792	$548
Long-term debt repayments	(503)	(370)	(141)
Other	27	60	206

Net cash (used in) / provided by financing activities	$(476)	$482	$613

(1)	We define “free cash flow” as cash flows from operations, net of capital expenditures.

For further details on our cash flow data, refer to the Consolidated Statements of Cash Flows.

Operating activities

Net cash flows from operating activities for 2004 was $746 million and included the favorable impact of an increase in year on year earnings, reduced inventory levels resulting from continued inventory management improvement, and the reduction in cash invested in prepaid and other operating assets driven primarily by a reduction in the over-funding of the Company’s supplemental executive retirement program assets of $35 million. These benefits were offset by non-cash income related to the reversal of approximately $200 million in income tax reserves related to settlement of certain IRS audits.

Net cash flow from operating activities for 2003 reflects an increase of $226 million resulting from favorable variances for inventory, accounts receivable and accounts payable balances brought about by improved inventory and cash flow management and the effect of inventory liquidation at our Kids “R” Us stores. Inventories at Kids “R” Us decreased by $83 million to $4 million during 2003, and were liquidated as the remaining free-standing stores closed during the first half of 2004. In addition, cash flow from operating activities for 2003 reflected the effect of the non-cash portion of restructuring and other charges of $63 million for the year.

Net cash flow from operating activities for 2002 reflects an increase of $70 million due to the effect of higher net earnings of $145 million, and favorable variances in accounts payable, accrued expenses and other liabilities resulting from improved cash management, offset by the unfavorable impact of increased inventory levels compared to the prior year.

Investing Activities

Cash flows used in investing activities for 2004 decreased by $357 million. The decrease was driven by the receipt of net proceeds from the sale of Kids “R” Us assets of $157 million, the net proceeds from the sale of our store in Santa Monica, California of $24 million, $15 million related to the sale of one of our former Store Support Center locations and an additional $20 million related to the sale of other fixed assets. In addition, our investment in short term and other securities decreased by $190 million versus 2003. These decreases were partially offset by $42 million related to the acquisition of SB Toys, Inc., previously a minority shareholder in Toysrus.com. Capital expenditures of $269 million for the opening of 19 new Babies “R” Us stores and one new toy store in the United States, seven new wholly-owned International toy stores, as well as on-going maintenance and improvement capital expenditures, were in line with 2003.

Cash flows used in investing activities for 2003 increased by $439 million. This increase was due to higher investments in short term and other securities of $572 million. Capital expenditures of $262 million for the opening of 16 new Babies “R” Us stores, six new wholly-owned international toy stores, information technology projects, and on-going maintenance and improvement capital expenditures were $133 million lower as compared to 2002. This decrease was due to the completion of the Mission Possible formatting during 2002.

Cash flows used in investing activities for 2002 were $395 million, and related to costs to complete the reformatting of existing toy stores in the United States into the Mission Possible format and to convert certain existing toy stores in the United States into the combo format. This represented a $310 million reduction from 2001 where the significant amount of the Mission Possible reformattings occurred.

In addition, our capital expenditures in each of the preceding three years included costs to improve and enhance our information technology systems.

During 2005, we plan to continue to expand our Babies ”R” Us store base in the United States and our Toys “R” Us store base abroad. However, we can provide no assurance that this expansion will occur.

Financing Activities

Net cash flow used in financing activities in 2004 included the payment of $466 million to retire our 500 million euro-denominated bond. Net cash flow from financing activities in 2003 included the net proceeds of $792 million from notes issued under a “shelf” registration statement filed with the Securities and Exchange Commission. Long-term debt repayments in 2003 included $342 million to retire our 475 million Swiss Franc note that matured on January 28, 2004. Net cash flow from financing activities in 2002 of $613 million was driven by the net proceeds from the issuance of common stock and equity security units, which were used to refinance short-term borrowings and for other general corporate purposes. Refer to Note 12 to the Consolidated Financial Statements entitled “ISSUANCE OF COMMON STOCK AND EQUITY SECURITY UNITS” for further details.

Refer to Note 10 to the Consolidated Financial Statements entitled “SEASONAL FINANCING AND LONG-TERM DEBT” and to Note 28 to the Consolidated Financial Statements entitled “SUBSEQUENT EVENTS” for further details regarding debt issuances and outstanding obligations, including the tender offer we commenced for our 6.25% senior notes due in 2007.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of operating leases related to real estate used in the operation of our business, and long-term debt. Below are the operating leases and principal amounts due under long-term debt issuances, as well as other obligations:

Contractual Obligations at January 29, 2005

	Payments Due By Period
(In millions)	2005	2006 – 2007		2008 – 2009	2010 and thereafter	Total
Operating leases(a)	$337	$635		$557	$1,412	$2,941
Less: sub-leases to third parties	26	43		29	61	159

Net operating lease obligations	311	592		528	1,351	2,782
Capital lease obligations	2	3		—	—	5
Long-term debt	47	708	(b)	17	1,500	2,272
Purchase obligations(c)	1,111	—		—	—	1,111
Guarantees(d)	7	13		14	101	135
Other(e)	108	141		115	57	421

Total contractual obligations	$1,586	$1,457		$674	$3,009	$6,726

(a)	Includes a synthetic lease obligation for our Global Store Support Center facility in Wayne, New Jersey, as described in Note 18 and Note 28 to the Consolidated Financial Statements entitled “LEASES” and “SUBSEQUENT EVENTS,” respectively.

(b)	Includes $403 million of senior notes due 2007, which are a component of our equity security units and which we are contractually obligated to remarket in 2005. On April 6, 2005, we commenced a cash tender offer to purchase up to $403 million of the senior notes due in 2007. Refer to the section entitled “FINANCING ACTIVITIES” as well as Notes 12 and 28 to the Consolidated Financial Statements entitled “ISSUANCE OF COMMON STOCK AND EQUITY SECURITY UNITS” and “SUBSEQUENT EVENTS,” respectively.
(c)	Purchase obligations consist primarily of open purchase orders for merchandise that are not included in our consolidated balance sheet at January 29, 2005. Certain of these open purchase orders allow us to cancel the order without recourse.
(d)	We are the guarantor of various loans to Toys “R” Us – Japan from third parties in Japan. For further details see Note 8 to the Consolidated Financial Statements entitled “INVESTMENT IN TOYS “R” US – JAPAN.”
(e)	Includes minimum royalty obligations, pension obligations, risk management liabilities, and other general obligations.

We are in compliance with all covenants associated with the above contractual obligations. The covenants include, among other things, requirements to provide financial information and public filings and to comply with specified financial ratios. We also are in compliance with covenants associated with our unsecured revolving credit facility. One covenant requires our total debt to capital ratio to be less than 58%. This ratio was 34.8% as of January 29, 2005. The other covenant requires our fixed charge ratio to be greater than 1.8. This ratio is calculated by dividing earnings before interest, income tax, depreciation, amortization, and rent expense, by the total of interest and rent expense, and was 2.33 at January 29, 2005. Non-compliance with associated covenants could give rise to accelerated payments, requirements to provide collateral, or changes in terms contained in the respective agreements.

We currently have a $685 million unsecured committed revolving credit facility from a syndicate of financial institutions. The credit facility is available for seasonal borrowings and other general corporate purposes. We had $885 million in unsecured committed revolving credit facilities from a syndicate of financial institutions on January 31, 2004. There were no outstanding balances under these credit facilities at the end of 2004, 2003 or 2002. Additionally, we have lines of credit with various banks to meet certain of the short-term financing needs of our foreign subsidiaries. The following table shows our commercial commitments with their related expirations and availability:

Commercial Commitments at January 29, 2005

	Amount of Commitment Expiration By Fiscal Period
(In millions)	Total amounts committed	2005	2006 – 2007	2008 – 2009	2010 and thereafter	Amounts available at January 29, 2005
Unsecured revolving credit facility:
Facility expiring in September 2006(a)	$685	$—	$685	$—	$—	$685

(a)	At January 29, 2005, we had $18 million of stand-by letters of credit issued under the revolving credit facility.

In addition to the above, we had $43 million of outstanding letters of credit related to import merchandise at January 29, 2005.

Credit Ratings

On March 10, 2004, Standard & Poor’s revised our long-term debt rating to BB, a one level downgrade from BB+. On March 17, 2005, Moody’s placed our long-term debt rating on review for a possible downgrade. These current ratings are considered non-investment grade. Our current ratings are as follows:

	Moody’s	Standard and Poor’s
Long-term debt	Ba2	BB
Outlook	Under review	Negative

Other credit ratings for our debt are available; however, we have disclosed only the ratings of the two largest nationally recognized statistical rating organizations.

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

In connection with the related financing transactions to be undertaken as a result of the proposed merger, it is possible that the rating agencies will revise the ratings in respect of our outstanding debt securities. See Item 1 entitled “BUSINESS – CONCLUSION OF STRATEGIC REVIEW – AGREEMENT FOR SALE – FINANCING OF THE MERGER,” for further details. At this time, we are unable to predict the ratings to be so assigned to our outstanding debt by the rating agencies.

OFF-BALANCE SHEET ARRANGEMENTS

Our Global Store Support Center facility in Wayne, New Jersey is financed under a lease arrangement commonly referred to as a “synthetic lease.” Under this lease, unrelated third parties arranged by Wachovia Development Corporation, a multi-purpose real estate investment company, funded the acquisition and construction of the facility. On March 31, 2005, we submitted a purchase election option to Wachovia Development Corporation for the purpose of purchasing our Global Store Support Center facility for $126.6 million, details of which are in Note 18 to the Consolidated Financial Statements entitled “LEASES.” The purchase is scheduled to occur on June 1, 2005.

We are the guarantor of 80% of a 10 billion yen ($97 million) loan to Toys “R” Us – Japan from a third party in Japan. We also guarantee 80% of three installment loans totaling 7.4 billion yen ($71 million) to Toys “R” Us – Japan from a third party in Japan. See Note 8 to the Consolidated Financial Statements entitled “INVESTMENT IN TOYS “R” US – JAPAN” for a further discussion on these guarantees.

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

Merchandise Inventories:

Merchandise inventories for the Toys “R” Us – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method and represent approximately 58% of total merchandise inventories. All other merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method.

We receive various types of merchandise and other types of allowances from our vendors based on negotiated terms. We use estimates at interim periods to record our provisions for inventory shortage, to adjust certain inventories to a LIFO basis, and to record merchandise allowances from our vendors. These estimates are based on the development of the cost-to-retail ratios (estimated average markup percentages for product categories), consumer price index data, estimated inventory turnover, and the accounting for retail price adjustments. These estimates are based on available data and are adjusted to actual amounts at the completion of our physical inventories, finalization of all vendor allowance agreements, and the closing of our books at the end of our fiscal year. In addition, we perform an inventory-aging analysis for the establishment of markdown reserves. Our policy for the establishment of inventory markdowns reserves is established based on various management’s assumptions. Among them the establishment of criteria to identify and reserve for obsolete inventory based on the type and the inventory’s receipt date. Inventory is reviewed on an interim basis and adjusted as appropriate to reflect write-downs determined to be necessary following the evaluation of the adequacy of existing reserves.

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

Deferred Rent

The Company recognizes fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as a deferred lease liability.

Impairment of Assets:

We periodically review the carrying value of long-lived assets, other than goodwill, for indicators of impairment, and we test goodwill for impairment annually. Indicators of impairment for long-lived assets, other than goodwill, include current period losses combined with a history of losses or a projection of continuing losses, and a significant decrease in the fair market value of an asset. In addition, plans and intentions of management, such as a decision to close stores, which could impact the future cash flows associated with long-lived assets could indicate impairment. Goodwill is evaluated for impairment annually under the provisions of SFAS No. 142, which requires us to estimate future cash flows to measure the recoverability of goodwill.

Future indicators of impairment for long-lived assets, other than goodwill, could result in asset impairment charges. In addition, while we have concluded that our net goodwill of $353 million as of January 29, 2005 will be fully recoverable in future periods, changes in estimated future cash flows could require us to record impairment charges on this asset.

Income Taxes:

The calculation of the Company’s provision for income taxes is based on a number of factors, including the Company’s income, legal entity structure, permanent differences, temporary differences, statutory tax rates, tax credits, tax reserves, and valuation allowances, by jurisdiction. A schedule of the current and deferred provision for federal, foreign, and state taxes is included in Note 19 to the Consolidated Financial Statements entitled “INCOME TAXES.”

The Company’s effective tax rate is determined by dividing the Company’s worldwide income before taxes by the provision for income taxes. Our effective tax rate is based on our income, statutory tax rates, and various tax planning opportunities available to us, by jurisdiction. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. A reconciliation of the effective tax rate to the statutory 35% U.S. federal income tax rate is included in Note 19 to the Consolidated Financial Statements entitled “INCOME TAXES.”

The Company establishes tax reserves when, despite our belief that our tax return positions are fully supportable, we believe it likely that certain of these positions will be challenged, and that we may not succeed in defending our positions. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances, including progress made during the course of a tax audit. U.S. federal, foreign, and state tax authorities regularly examine the Company’s tax returns. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of, any particular tax position or deduction, we believe that our reserves reflect the probable outcome of known tax contingencies. The Company maintains its tax reserves in the Income taxes payable account.

Tax law and accounting rules often differ as to the timing and treatment of certain items of income and expense. As a result, the tax rate reflected in our tax return (our current or cash tax rate) is different than the tax rate reflected in our Consolidated Financial Statements. Some of the differences are permanent, while other differences are temporary as they reverse over time. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in a future tax return for which we have already recorded a tax benefit in our current financial statement. An example would be a loss carry forward for federal, foreign or state tax purposes. We establish valuation allowances for our deferred tax assets when we believe that the expected future taxable income or tax thereon is not likely to support the use of a deduction or credit. An example would be a valuation allowance for the tax benefit associated with a loss carryover. Deferred tax liabilities generally represent items that can be deducted currently on the tax return and will be deducted in our Consolidated Financial Statements in a future year. An example would be accelerated depreciation on fixed assets. The Company maintains the current and non-current portion of its deferred tax assets in the Prepaid expenses and other current assets, and the Other assets accounts, respectively, and maintains the current and non-current portion of its deferred tax liabilities in the Accrued expenses and other current liabilities, and Deferred income tax accounts, respectively. Schedules showing the major temporary differences that give rise to the deferred tax assets and deferred tax liabilities are included in Note 19 to the Consolidated Financial Statements entitled “INCOME TAXES.”

A portion of the Company’s foreign earnings is invested indefinitely outside the United States. The U.S. federal income tax that would be imposed on the repatriation of these earnings has not been accrued in the financial statements. The American Jobs Creation Act of 2004 created an opportunity for companies like ours to repatriate these foreign earnings at an advantageous effective tax rate. We took advantage of this provision and repatriated most of our unremitted foreign earnings this year. In doing so, the Company accrued U.S. federal income tax at an effective tax rate of 8.9% on these repatriated earnings. Technical corrections legislation is pending, and if passed, would reduce the effective tax rate on these repatriated earnings to approximately 3.5%. If and when this happens, the tax benefit of this legislation will be reflected in the period the legislation is enacted.

Derivatives and Hedging Activities:

We enter into derivative financial arrangements to hedge a variety of risk exposures, including interest rate and currency risks associated with our long-term debt, as well as foreign currency risk relating to import merchandise purchases. We account for these hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and we record the fair value of these instruments within our consolidated balance sheet.

Gains and losses from derivative financial instruments are largely offset by gains and losses on the underlying transactions. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings. Generally, the contract terms of hedge instruments closely mirror those of the item being hedged, providing a high degree of risk reduction and correlation. At January 29, 2005, we increased the carrying amount of our long-term debt by $48 million, representing the fair value of debt in excess of the carrying amount on that date. Also at January 29, 2005, we recorded derivative assets of $44 million and derivative liabilities of $22 million.

We intend to continue to meet the conditions for hedge accounting. However, if hedges were not to be highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have an impact on our consolidated financial statements. Assuming that all derivatives at January 29, 2005 were deemed ineffective, our consolidated pre-tax earnings would be favorably impacted by $22 million.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 26 to the Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a discussion of recent accounting pronouncements and their impact on our Consolidated Financial Statements.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from potential changes in interest rates and foreign exchange rates. The countries in which we own assets and operate stores are politically stable, and we regularly evaluate these risks and have taken the following measures to mitigate these risks: our foreign exchange risk management objectives are to stabilize cash flow from the effects of foreign currency fluctuations; we do not participate in speculative hedges; and we will, whenever practical, offset local investments in foreign currencies with liabilities denominated in the same currencies. We also enter into derivative financial instruments to hedge a variety of risk exposures including interest rate and currency risks.

Our foreign currency exposure is primarily concentrated in the United Kingdom and Continental Europe, Canada, Australia and Japan. We face currency exposures that arise from translating the results of our worldwide operations into U.S. dollars from exchange rates that have fluctuated from the beginning of the period. We also face transactional currency exposures relating to merchandise that we purchase in foreign currencies. We enter into forward exchange contracts to minimize and manage the currency risks associated with these transactions. The counter-parties to these contracts are highly rated financial institutions and we do not have significant exposure to any single counter-party. Gains or losses on these derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. For foreign currency derivative instruments, market risk is determined by calculating the impact on fair value of an assumed one-time change in foreign exchange rates relative to the U.S. dollar. Fair values were estimated based on market prices, where available, or dealer quotes. With respect to derivative instruments outstanding at January 29, 2005, a 10% appreciation of the U.S. dollar would have increased pre-tax earnings in 2004 by $1 million and increased comprehensive income in 2004 by $19 million, while a 10% depreciation of the U.S. dollar would have decreased pre-tax earnings in 2004 by $1 million and decreased comprehensive income in 2004 by $21 million. Comparatively, considering our derivative instruments outstanding at January 31, 2004, a 10% appreciation of the U.S. dollar would have increased comprehensive income in 2003 by $19 million, while a 10% depreciation of the U.S. dollar would have decreased comprehensive income in 2003 by $19 million. Considering our derivative instruments outstanding at February 1, 2003, a 10% appreciation of the U.S. dollar would have increased comprehensive income in 2002 by $39 million, while a 10% depreciation of the U.S. dollar would have decreased comprehensive income in 2002 by $42 million.

We are faced with interest rate risks resulting from interest rate fluctuations. We have a variety of fixed and variable rate debt instruments. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt and have entered into interest rate swaps to maintain that balance. For interest rate derivative instruments, market risk is determined by calculating the impact to fair value of an assumed one-time change in interest rates across all maturities. Fair values were estimated based on market prices where available or dealer quotes. A change in interest rates on variable rate debt impacts earnings, cash flow and the fair value of debt. A change in interest rates on fixed rate debt does not impact the fair value of debt, earnings or cash flow. Based on our overall interest rate exposure related to floating rate debt outstanding at January 29, 2005, January 31, 2004, and February 1, 2003, a 1% increase in interest rates would have had an unfavorable annualized impact on pre-tax earnings of $20 million in 2004, $20 million in 2003, and $15 million in 2002. A 1% decrease in interest rates would have had a favorable annualized impact on pre-tax earnings of $20 million in 2004, $20 million in 2003, and $15 million in 2002. A 1% increase in interest rates would decrease the fair value of our long-term debt at January 29, 2005 and January 31, 2004 by approximately $98 million and $101 million, respectively. A 1% decrease in interest rates would increase the fair value of our long-term debt at January 29, 2005 and January 31, 2004 by approximately $107 million and $93 million, respectively.

The Merger Agreement generally requires us to terminate our existing interest rate swaps prior to closing of the proposed merger.

Refer to Note 11 to the Consolidated Financial Statements entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for a discussion of recent accounting pronouncements and their impact on our consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Toys “R” Us, Inc.

We have audited the accompanying consolidated balance sheets of Toys “R” Us, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended January 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toys “R” Us, Inc. and subsidiaries at January 29, 2005 and January 31, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements for each of the three years in the period ended January 29, 2005 to correct its accounting for leases and leasehold improvements.

As discussed in Note 3 to the consolidated financial statements, in the year ended January 29, 2005, the Company adopted EITF 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” retroactive to February 2, 2003. In the year ended January 31, 2004, the Company adopted the provisions of EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” effective February 2, 2003.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Toys “R” Us, Inc.’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 28, 2005, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/    Ernst & Young LLP

New York, New York

April 28, 2005

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Earnings

	Year Ended
(In millions, except per share data)	January 29, 2005	January 31, 2004	February 1, 2003
		(as restated)	(as restated)
Net sales	$11,100	$11,320	$11,305
Cost of sales	7,506	7,646	7,799

Gross margin	3,594	3,674	3,506

Selling, general and administrative expenses	2,932	3,026	2,724
Depreciation and amortization	354	368	339
Restructuring and other charges	4	63	—

Total operating expenses	3,290	3,457	3,063

Operating earnings	304	217	443
Other (expense) income:
Interest expense	(130)	(142)	(119)
Interest and other income	19	18	9

Earnings before income taxes	193	93	333
Income tax (benefit) / expense	(59)	30	120

Net earnings	$252	$63	$213

Basic earnings per share	$1.17	$0.30	$1.03

Diluted earnings per share	$1.16	$0.29	$1.02

See Notes to Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions)	January 29, 2005	January 31, 2004
		(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,250	$1,432
Short-term investments	953	571
Accounts and other receivables	153	146
Merchandise inventories	1,884	2,094
Net property assets held for sale	7	163
Current portion of derivative assets	1	162
Prepaid expenses and other current assets	159	161

Total current assets	4,407	4,729

Property and Equipment:
Real estate, net	2,393	2,165
Other, net	1,946	2,274

Total property and equipment	4,339	4,439
Goodwill, net	353	348
Derivative assets	43	77
Deferred tax asset	426	399
Other assets	200	273

	$9,768	$10,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$—
Accounts payable	1,023	1,022
Accrued expenses and other current liabilities	881	866
Income taxes payable	245	319
Current portion of long-term debt	452	657

Total current liabilities	2,601	2,864

Long-term debt	1,860	2,349
Deferred income taxes	485	538
Derivative liabilities	16	26
Deferred rent liability	269	280
Other liabilities	212	225

Minority interest in Toysrus.com	—	9

Stockholders’ Equity:
Common stock	30	30
Additional paid-in-capital	405	407
Retained earnings	5,560	5,308
Accumulated other comprehensive loss	(7)	(64)
Restricted stock	(5)	—
Treasury shares, at cost	(1,658)	(1,707)

Total stockholders’ equity	4,325	3,974

	$9,768	$10,265

See Notes to Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
(In millions)	January 29, 2005	January 31, 2004	February 1, 2003
		(as restated)	(as restated)
Cash Flows from Operating Activities
Net earnings	$252	$63	$213
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	354	368	339
Amortization of restricted stock	7	—	—
Deferred income taxes	(40)	27	99
Minority interest in Toysrus.com	(6)	(8)	(14)
Other non-cash items	2	1	(9)
Non-cash portion of restructuring and other charges	4	63	—
Changes in operating assets and liabilities:
Accounts and other receivables	(5)	62	8
Merchandise inventories	221	133	(100)
Prepaid expenses and other operating assets	76	28	(118)
Accounts payable, accrued expenses and other liabilities	(45)	117	109
Income taxes payable	(74)	(53)	48

Net cash provided by operating activities	746	801	575

Cash Flows from Investing Activities
Capital expenditures, net	(269)	(262)	(395)
Proceeds from sale of fixed assets	216	—	—
Purchase of SB Toys, Inc.	(42)	—	—
Purchase of short – term investments and other	(382)	(572)	—

Net cash used in investing activities	(477)	(834)	(395)

Cash Flows from Financing Activities
Short-term borrowings, net	—	—	—
Long-term borrowings	—	792	548
Long-term debt repayment	(503)	(370)	(141)
Decrease / (increase) in restricted cash	—	60	(60)
Proceeds from issuance of stock and contracts to purchase stock	—	—	266
Proceeds from exercise of stock options	27	—	—

Net cash (used in) provided by financing activities	(476)	482	613

Effect of exchange rate changes on cash and cash equivalents	25	(40)	(53)

Cash and Cash Equivalents
(Decrease) increase during year	(182)	409	740
Beginning of year	1,432	1,023	283

End of year	$1,250	$1,432	$1,023

Supplemental Disclosures of Cash Flow Information
Net income tax payments	$27	$33	$32

Interest payments	$143	$117	$93

See Notes to Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common stock				Additional paid-in- capital	Unamortized value of restricted stock	Accumulated other comprehensive (loss) / income	Retained earnings	Total stockholders’ equity
	Issued		In Treasury
(In millions)	Shares	Amount	Shares	Amount
Balance, February 2, 2002 (as previously reported)	300.4	$30	(103.7)	$(2,021)	$444	$—	$(267)	$5,228	$3,414
Prior year adjustment (see Note 2)	—	—	—	—	—	—	—	(196)	(196)

Balance, February 2, 2002 (as restated, see Note 2)	300.4	$30	(103.7)	$(2,021)	$444	$—	$(267)	$5,032	$3,218
Net earnings (as restated, see Note 2)	—	—	—	—	—	—	—	213	213
Foreign currency translation adjustments (as restated, see Note 2)	—	—	—	—	—	—	124	—	124
Unrealized loss on hedged transactions	—	—	—	—	—	—	(9)	—	(9)

Total comprehensive income									328
Common stock equity offering	—	—	14.9	301	(35)	—	—	—	266
Issuance of restricted stock, net and other	—	—	0.9	(2)	5	—	—	—	3

Balance, February 1, 2003 (as restated, see Note 2)	300.4	$30	(87.9)	$(1,722)	$414	$—	$(152)	$5,245	$3,815

Net earnings (as restated, see Notes 2, 3)	—	—	—	—	—		—	63	63
Foreign currency translation adjustments (as restated, see Note 2)	—	—	—	—	—		105	—	105
Unrealized loss on hedged transactions	—	—	—	—	—		(5)	—	(5)
Minimum pension liability adjustment	—	—	—	—	—		(12)	—	(12)

Total comprehensive income									151
Issuance of restricted stock, net and other	—	—	1.1	15	(7)	—	—	—	8

Balance, January 31, 2004 (as restated see Notes 2, 3)	300.4	$30	(86.8)	$(1,707)	$407	$—	$(64)	$5,308	$3,974

Net earnings for the year	—	—	—	—	—	—	—	252	252
Foreign currency translation adjustments	—	—	—	—	—	—	58	—	58
Unrealized loss on hedged transactions	—	—	—	—	—	—	(3)	—	(3)
Minimum pension liability adjustment	—	—	—	—	—	—	2	—	2

Total comprehensive income									309
Exercise of stock options, net			1.9	37	(6)	—			31
Stock compensation expense	—	—	—	—	6	—	—	—	6
Issuance of restricted stock, net and other	—	—	0.4	12	(2)	(12)	—	—	(2)
Amortization of restricted stock	—	—	—	—	—	7	—	—	7

Balance, January 29, 2005	300.4	$30	(84.5)	$(1,658)	$405	$(5)	$(7)	$5,560	$4,325

See Notes to Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to the 52-week fiscal years below:

Fiscal Year	Ended
2004	January 29, 2005
2003	January 31, 2004
2002	February 1, 2003

Basis of Presentation

We have made certain reclassifications to prior period information to conform to current presentations.

In 2004, we reclassified our auction rate securities and variable rate demand notes from cash and cash equivalents to short-term investments for the current and prior years. We have also made corresponding adjustments to our consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The fair value of these investments was $953 million and $571 million at January 29, 2005 and January 31, 2004, respectively. As of April 21, 2005, we no longer own auction rate securities or variable rate demand notes.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. We eliminated all material intercompany balances and transactions. We translated all assets and liabilities of foreign operations at current rates of exchange at the balance sheet date and translated the results of foreign operations at average rates in effect for the period. We show any unrealized translation gains or losses as a component of the line item accumulated other comprehensive (loss) income within the consolidated statements of stockholders’ equity.

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

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Reserve for Sales Returns

We reserve amounts for sales returns for estimated product returns by our guests. We estimate our reserve for sales returns based on historical return experience and changes in customer demand.

Advertising Costs

Gross advertising costs are recognized in selling, general and administrative expenses (“SG&A”) at the point of first broadcast or distribution and were $336 million in 2004, $364 million in 2003, and $358 million in 2002.

Cash and Cash Equivalents

We consider our highly liquid investments with original maturities of less than three months to be cash equivalents.

Merchandise Inventories

Merchandise inventories for the Toys “R” Us – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method and represent approximately 58% of total merchandise inventories. All other merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method.

Credits and Allowances Received from Vendors

We receive credits and allowances that are related to formal agreements negotiated with our vendors. These credits and allowances are predominantly for cooperative advertising, promotions, and volume related purchases. Beginning in 2003, we began to treat credits and allowances, including cooperative advertising allowances, as a reduction of product cost in accordance with the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Therefore, beginning in 2003, we recognized as a reduction to cost of sales those credits and allowances that related directly to inventory purchases as that inventory is sold. All cooperative advertising allowances that are related to arrangements entered into prior to 2003 offset the costs of cooperative advertising expense and were included in SG&A in the period that the expense was recognized.

We have also applied the provision of EITF Issue 03-10, “Application of EITF Issue No. 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”). EITF 03-10 applies to coupon arrangements entered into or modified after November 25, 2003. We adopted the provisions of EITF 03-10 beginning in 2004. Our 2004 sales were recorded net of coupons that we redeemed. The transition provisions for EITF 03-10 provided for restatement of our comparable fiscal 2003 consolidated financial statements only. Refer to Note 2 entitled “RESTATEMENT OF FINANCIAL STATEMENT FOR ACCOUNTING FOR LEASE AND LEASEHOLD IMPROVEMENTS” and to Note 3 entitled “CHANGES IN ACCOUNTING” for further details on the impact on our results due to the adoption of EITF 03-10.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Cost of Sales and Selling, General, and Administrative Expenses

The following table illustrates costs associated with each expense category:

“Cost of sales”		“SG&A”
•	The cost of acquired merchandise from vendors;	•	Store payroll and related payroll benefits;

•	Freight in;	•	Rent and other store operating expenses;

•	Markdowns;	•	Advertising expenses;

•	Provision for inventory shortages; and	•	Cooperative advertising allowances prior to 2003;

•	Credits and allowances from our merchandise vendors.	•	Costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and

		•	Other corporate related expenses.

Property and Equipment

We record property and equipment at cost. Leasehold improvements represent capital improvements made to our leased properties. We record depreciation and amortization using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable. We utilize accelerated depreciation methods for income tax reporting purposes with recognition of deferred income taxes for the resulting temporary differences. We periodically evaluate the need to recognize impairment losses relating to long-lived assets. If indications of impairment exist and if the values of the assets are determined to be impaired, an impairment charge would be recognized and the related assets would be written-down to fair value. See Note 2 entitled “RESTATEMENT OF FINANCIAL STATEMENTS FOR ACCOUNTING FOR LEASES AND LEASEHOLD IMPROVEMENTS.”

Costs of Computer Software

We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), issued by the American Institute of Certified Public Accountants (“AICPA”). We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of SOP 98-1 are met. We expense those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities as they are incurred. We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over a useful life of five years, beginning when the software is ready for its intended use.

Financial Instruments

We adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) beginning in 2002. This statement requires that we record all derivatives on the Consolidated Balance Sheets at fair value and that we recognize changes in fair value currently in earnings unless specific hedge accounting criteria are met.

We enter into forward foreign exchange contracts to minimize the risk associated with currency movement relating to our foreign subsidiaries. We recognize the gains and losses, which offset the movement in the

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

underlying transactions, as part of such transactions. Pre-tax gross deferred unrealized losses on the forward contracts were $1.6 million and $5.6 million at January 29, 2005 and January 31, 2004, respectively. We include the related receivable, payable and deferred gain or loss on a net basis in the Consolidated Balance Sheets.

At January 29, 2005, we had $335 million of short-term outstanding forward contracts maturing in 2005. At January 31, 2004, we had $452 million of short-term outstanding forward contracts maturing in 2004. We entered into these contracts with counter-parties that have high credit ratings and with which we have the contractual right to net forward currency settlements.

Stock-Based Compensation

We account for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Options Issued to Employees” (“APB 25”). We have adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), issued in 1995.

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

(In millions, except per share data)	2004	2003	2002
		(as restated)	(as restated)
Net earnings – as reported	$252	$63	$213
Add stock option compensation expense	6	—	—
Less total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	15	34	39

Net earnings – pro forma	$243	$29	$174

Basic earnings per share – as reported	$1.17	$0.30	$1.03

Diluted earnings per share – as reported	$1.16	$0.29	$1.02

Basic earnings per share – pro forma	$1.13	$0.14	$0.84

Diluted earnings per share – pro forma	$1.11	$0.13	$0.83

The weighted-average fair value at the date of grant for options granted in 2004, 2003, and 2002 were $4.96 per option, $2.86 per option, and $6.42 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. As there were a number of options granted during the years of 2002 through 2004, a range of assumptions follows:

	2004	2003	2002
Expected stock price volatility	0.302 – 0.458	0.473 – 0.548	0.407 – 0.507
Risk-free interest rate	2.7% – 3.9%	2.3% – 3.4%	2.6% – 5.0%
Weighted average expected life of options	5 years	5 years	5 years

The effects of applying SFAS No. 123 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, which supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, (“APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for the first annual reporting period beginning after June 15, 2005. The Company is evaluating the transition applications and the impact the adoption of SFAS No. 123(R) will have on its consolidated financial position, results of operations and cash flows.

Insurance Risks

We insure a substantial portion of our general liability and workers’ compensation risks through a wholly owned insurance subsidiary, in addition to third party insurance coverage. Provisions for losses related to self-insured risks are based upon independent actuarially determined estimates. We maintain stop-loss coverage to limit the exposure related to certain risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs.

Consolidation of Variable Interest Entities

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN 46(R)”), “Consolidation of Variable Interest Entities.” FIN 46(R) replaces FIN 46 that was issued in January 2003 and implementation is required in our consolidated financial statements for our interests in Variable Interest Entities (“VIEs”). Implementation of the provisions of FIN 46(R) was effective for the first reporting period after March 15, 2004. FIN 46(R) requires the consolidation of entities that are controlled by a company through interests other than voting interests. Under the requirements of this interpretation, an entity that maintains a majority of the risks or rewards associated with VIEs, also known as Special Purpose Entities, is viewed to be effectively in the same position as the parent in a parent-subsidiary relationship. Our Global Store Support Center headquarters facility located in Wayne, New Jersey is leased through a synthetic lease arrangement from unrelated third parties arranged by a multi-purpose real estate investment company that we do not control. In addition, we do not have the majority of the associated risks or rewards. Accordingly, we believe that FIN 46(R) has no impact on the accounting for the synthetic lease for this facility. The synthetic lease is detailed in Note 18 entitled “LEASES.”

We have determined that we have not created or entered into any VIEs that would require consolidation by us. The adoption of the provisions of FIN 46(R) in the first quarter of 2004 had no impact on our results of operations, cash flows or financial position.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS FOR ACCOUNTING FOR LEASES AND LEASEHOLD IMPROVEMENTS

On February 7, 2005, the Office of the Chief Accountant of the United States Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, our management conducted a review of our accounting for leases and leasehold improvements and determined that our then-current practices of accounting for leases and leasehold improvements were incorrect.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On February 17, 2005, we decided to restate our previously issued financial statements for the fiscal years ended January 31, 2004 and February 1, 2003 to reflect a correction in our accounting practices for leases and leasehold improvements. As a result, we have restated the consolidated balance sheet at January 31, 2004, and the consolidated statements of earnings, stockholders’ equity and cash flows for the years ended January 31, 2004 and February 1, 2003 in this Annual Report on Form 10-K. The impact of the restatement on periods prior to 2002 has been reflected as an adjustment to retained earnings as of February 2, 2002 in the accompanying consolidated statements of stockholders’ equity. The restatement corrects our historical accounting for leases and leasehold improvements and had no impact on net sales or net cash flows.

The restatement resulted in a decrease to retained earnings of $196 million as of February 2, 2002, a $16 million decrease in net earnings for the year ended February 1, 2003, and an increase in net earnings of $2 million for the year ended January 31, 2004.

Following is a summary of the effects of these changes on our consolidated statements of earnings for fiscal years 2003 and 2002 (in millions, except per share data) as well as the effect of these changes on our consolidated balance sheet as of January 31, 2004. In addition, our consolidated statement of earnings for the 2003 fiscal year and the related consolidated balance sheet as of January 31, 2004 also reflects the restatement adjustment for the implementation of EITF 03-10. Refer to Note 3 entitled “CHANGES IN ACCOUNTING” for further details.

	Consolidated Statement of Earnings
Year ended January 31, 2004	As restated	Lease adjustments		EITF 03-10 adjustments	As previously reported
Net sales	$11,320	$—		$(246)	$11,566
Cost of sales	7,646	—		(203)	7,849

Gross margin	3,674	—		(43)	3,717

Selling, general and administrative expenses	3,026	4		—	3,022
Depreciation and amortization	368	20		—	348
Restructuring and other charges	63	(22)		—	85

Total operating expenses	3,457	2		—	3,455

Operating earnings	217	(2)		(43)	262

Other (expense) income:
Interest expense	(142)	—		—	(142)
Interest and other income	18	—		—	18

Earnings / (loss) before income taxes	93	(2)		(43)	138
Income tax (benefit) / expense	30	(4	)(a)	(16)	50

Net earnings / (loss)	$63	$2		$(27)	$88

EPS
Basic earnings per share	$0.30	$0.01		$(0.12)	$0.41
Diluted earnings per share	$0.29	$0.01		$(0.12)	$0.41

(a)	Includes the benefit associated with the cumulative impact of the lease accounting restatement on the effective tax rate.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	Consolidated Statement of Earnings
Year ended February 1, 2003	As restated	Lease adjustments	As previously reported
Net sales	$11,305	$—	$11,305
Cost of sales	7,799	—	7,799

Gross margin	3,506	—	3,506

Selling, general and administrative expenses	2,724	6	2,718
Depreciation and amortization	339	22	317
Restructuring and other charges	—	—	—

Total operating expenses	3,063	28	3,035
Operating earnings	443	(28)	471

Other (expense) income:
Interest expense	(119)	—	(119)
Interest and other income	9	—	9

Earnings / (loss) before income taxes	333	(28)	361
Income tax (benefit) / expense	120	(12)	132

Net earnings / (loss)	$213	$(16)	$229

EPS
Basic earnings per share	$1.03	$(0.07)	$1.10
Diluted earnings per share	$1.02	$(0.07)	$1.09

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	Consolidated Balance Sheet
January 31, 2004	As restated	Lease adjustments	EITF 03-10 adjustments	As previously reported*
ASSETS
Current Assets:
Cash and cash equivalents	$1,432	$—	$—	$1,432
Short-term investments	571	—	—	571
Accounts and other receivables	146	—	—	146
Merchandise inventories	2,094	—	(43)	2,137
Net property assets held for sale	163	—	—	163
Current portion of derivative assets	162	—	—	162
Prepaid expenses and other current assets	161	74	—	87

Total current assets	4,729	74	(43)	4,698

Total property and equipment, net	4,439	(133)	—	4,572
Goodwill, net	348	—	—	348
Derivative assets	77	—	—	77
Deferred tax assets	399	138	—	261
Other assets	273	(3)	—	276

	$10,265	$76	$(43)	$10,232

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$—	$—
Accounts payable	1,022	—	—	1,022
Accrued expenses and other current liabilities	866	(10)	—	876
Income taxes payable	319	104	(16)	231
Current portion of long-term debt	657	—	—	657

Total current liabilities	2,864	94	(16)	2,786

Long-term debt	2,349	—	—	2,349
Deferred income taxes	538	—	—	538
Derivative liabilities	26	—	—	26
Deferred rent liability	280	203	—	77
Other liabilities	225	—	—	225
Minority interest in Toysrus.com	9	—	—	9

Stockholder’s Equity:
Common stock	30	—	—	30
Additional paid-in-capital	407	—	—	407
Retained earnings	5,308	(210)	(27)	5,545
Accumulated other comprehensive loss	(64)	(11)	—	(53)
Restricted stock	—	—		—
Treasury shares, at cost	(1,707)	—	—	(1,707)

Total stockholder’s equity	3,974	(221)	(27)	4,222

	$10,265	$76	$(43)	$10,232

*	Adjusted for current year presentation

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 3 – CHANGES IN ACCOUNTING

In the first quarter of 2004, we applied the provisions of Emerging Issues Task Force (EITF) Issue No. 03-10, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (EITF 03-10). Beginning in the first quarter of 2004, sales have been recorded net of coupons that were redeemed. Under the provisions of EITF 03-10, when we receive credits and allowances from vendors for coupons related to events that meet the direct offset requirements of EITF 03-10, we will recognize as a reduction of cost of sales the related reimbursement during the period of redemption. Credits and allowances received from vendors that do not meet the direct offset requirements of EITF 03-10 will be recorded as a reduction of product costs in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, which we applied at the beginning of 2003. Our 2003 consolidated financial statements have been restated to the current year’s presentation, as permitted by the provisions of EITF 03-10.

The following table outlines the unfavorable impact of the adoption of EITF 02-16 and restatement for EITF 03-10 on our 2003 earnings before income taxes:

	EITF			Source of change
(In millions)	02-16 Adoption	03-10 Restatement	Total	Implementation	Current Period	Total
Year ended January 31, 2004	$50	$43	$93	$74	$19	$93

The provisions of EITF 02-16 and EITF 03-10 did not permit adoption through a cumulative effect adjustment at the beginning of 2003. As noted above, if we had been permitted to record a cumulative effect adjustment at the beginning of 2003, the unfavorable impact on 2003 earnings before taxes would have been reduced by $74 million for the year ended January 31, 2004. The recognition of credits and allowances received from vendors for the current period effect noted above, and for all periods subsequent to 2003, will be driven by changes in vendor agreements, the amount of credits and allowances received from vendors, and changes in sales and inventory levels. The adoption of EITF 02-16 and EITF 03-10 had no net impact on our consolidated statements of cash flows.

NOTE 4 – RESTRUCTURING AND OTHER CHARGES

Our consolidated financial statements for the fiscal year ended January 29, 2005 included the following pre-tax charges related to restructuring initiatives from current and prior years, and are as follows:

	As restated
(In millions)	Restructuring and other charges	Depreciation and amortization	Cost of Sales	SG&A	Total
2004 Initiatives	$13	$—	$—	$8	$21
2003 Initiatives	(29)	3	10	—	(16)
2001 Initiatives	14	—	—	—	14
1998 and 1995 Initiatives	6	—	—	—	6

Total	$4	$3	$10	$8	$25

For the fiscal year ending January 29, 2005, we recorded net restructuring and other charges of $4 million. Net restructuring and other charges were $63 million for the year ended January 31, 2004, including a $22 million reduction related to our restatement of leases and leasehold improvements for 2003.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

At January 29, 2005, we had total remaining reserves of $115 million to complete all of these restructuring initiatives. We believe that remaining reserves at January 29, 2005 are adequate to complete these initiatives and commitments. See below for a further discussion of individual restructuring initiatives and related charges and reserves.

2004 Initiatives

On August 11, 2004, we announced our intention to restructure the Company’s Global Store Support Center operations in Wayne, New Jersey. As a result, we recorded termination costs of $14 million associated with this action in the second quarter of 2004 and additional net costs of $7 million in the second half of 2004. Of these total charges, $13 million were recorded in restructuring and other charges, and charges of $8 million were recorded in selling, general and administrative expenses, comprised of $2 million for payroll-related costs and $6 million for stock option compensation charges resulting from modifications to stock option agreements for the severed executives. As of January 29, 2005, $10 million of reserves for termination costs remained to complete this initiative. We anticipate that additional termination costs will be incurred in subsequent quarters relating to the restructuring of the Company’s Global Store Support Center operations.

2003 Initiatives

On November 17, 2003, we announced our decision to close all 146 of the remaining free-standing Kids “R” Us stores and all 36 of the free-standing Imaginarium stores, as well as three distribution centers that support these stores. All of these facilities were closed by January 29, 2005.

On March 2, 2004, we entered into an agreement under which Office Depot, Inc. agreed to acquire 124 of the former Kids “R” Us stores for $197 million in cash, before commissions and fees, plus the assumption of lease payments and other obligations. Twenty-four properties have subsequently been excluded from the agreement with Office Depot, Inc., and are being separately marketed for disposition or have been disposed of to date. All closings were completed by January 29, 2005 and net cash proceeds of approximately $150 million were received. A $53 million gain associated with this transaction was recorded during 2004. An additional $2 million gain for the disposition of other Kids “R” Us properties was also recorded.

We recorded charges of $132 million in the fourth quarter of 2003 related to the closing of these Kids “R” Us facilities. These charges included $49 million of inventory markdowns recorded in cost of sales and $24 million of depreciation that was accelerated through the closing periods of the Kids “R” Us stores. The remaining $59 million of charges were included in restructuring and other charges.

As outlined in the summary table above, we recorded net gains of $16 million during the fiscal year ended January 29, 2005, for the closing of the free-standing Kids “R” Us stores. Included in the $16 million of gains are inventory markdowns related to this initiative of $10 million, which were recorded in cost of sales; $3 million recorded as accelerated depreciation; $26 million recorded as restructuring and other charges for asset impairment, lease obligations, termination costs, and vacancy-related costs for the closed facilities; and $55 million of net gains on the sale of Kids “R” Us real estate recorded as restructuring and other charges. We expect to record additional charges for vacancy-related costs for closed facilities until their disposition.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Details on the activity of charges and reserves for the fiscal year ended January 29, 2005 are as follows:

	As restated
(In millions)	Initial charge	Utilized in 2003	Reserve balance at January 31, 2004	Existing lease reserves in 2004	Adjustments in 2004	Utilized in 2004	Reserve balance at January 29, 2005
Inventory markdowns	$49	$(28)	$21	$—	$10	$(31)	$—
Asset impairment(1)	29	(29)	—	—	9	(9)	—
Lease commitments	15	(2)	13	7	2	(9)	13
Sale of Kids “R” Us real estate	—	—	—	16	(55)	39	—
Termination costs	11	—	11	—	(2)	(9)	—
Accelerated depreciation	24	(24)	—	—	3	(3)	—
Vacancy costs and other	4	(4)	—	—	17	(17)	—

Totals	$132	$(87)	$45	$23	$(16)	$(39)	$13

(1)	Initial charge of $44 million originally recorded in fiscal 2003 was adjusted by $15 million due to our restatement of leasehold improvements as detailed in Note 2 entitled “RESTATEMENT OF FINANCIAL STATEMENTS FOR ACCOUNTING FOR LEASES AND LEASEHOLD IMPROVEMENTS.”

2001 Initiatives

In 2001, we recorded charges to close a number of stores, to eliminate a number of staff positions, and to consolidate five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. These actions resulted in total pre-tax charges of $208 million. These were partially offset by the reversal of $24 million of previously accrued charges ($11 million from the 1998 restructuring charges and $13 million from the 1995 restructuring charges) that we determined to be no longer needed. Therefore, we recorded net charges of $184 million in the fourth quarter of 2001, of which $27 million of charges were recorded in cost of sales. During the fiscal year ended January 29, 2005, we recorded additional net charges of $14 million primarily related to lease commitments on idle facilities.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Details on the activity of charges and reserves for the fiscal year ended January 29, 2005 are as follows:

	As restated
(In millions)	Initial charge	Initial existing lease reserves	Adjustments to charges through 2003	Utilized through 2003	Reserve balance at January 31, 2004	Adjustments to charges in 2004	Utilized in 2004	Reserve balance at January 29, 2005
Store closings:
Lease commitments(1)	$43	$12	$(3)	$(24)	$28	$(2)	$(12)	$14
Write-down of property and equipment(1)	67	—	(6)	(61)	—	2	(2)	—
Inventory markdowns	27	—	—	(27)	—	—	—	—
Termination costs	4	—	—	(4)	—	—	—	—
Store support center consolidation:
Lease commitments(1)	16	14	21	(5)	46	14	(11)	49
Write-down of property and equipment	29	—	6	(35)	—	—	—	—
Termination costs	15	—	(2)	(13)	—	—	—	—
Other	7	—	—	(7)	—	—	—	—

Total restructuring and other charges	$208	$26	$16	$(176)	$74	$14	$(25)	$63

(1)	Initial charges of $52 million and $28 million originally recorded in fiscal 2001 for lease commitments related to our store closings and store support center consolidation, respectively, were adjusted by $9 million and $12 million due to our restatement of leases. Write-downs of store property and equipment originally recorded as $75 million were adjusted by $8 million resulting from the restatement of prior years’ leasehold improvements. For further details refer to Note 2 entitled “RESTATEMENT OF FINANCIAL STATEMENTS FOR ACCOUNTING FOR LEASES AND LEASEHOLD IMPROVEMENTS.”

Other Prior Year Initiatives

We had $29 million of reserves remaining at January 29, 2005 from restructuring charges previously recorded in 1998 and 1995, primarily for long-term lease commitments, that will be utilized in 2005 and thereafter. During the fiscal year ended January 29, 2005, we recorded additional charges of $6 million, which were net of a $1 million reversal in the third quarter and a $3 million reversal in the fourth quarter of 2004, related to properties included in these restructuring initiatives.

Property Assets Held for Sale

We have included certain real estate assets as current assets in our consolidated balance sheets as they are being held for sale. Property assets held for sale at January 29, 2005 include the remaining former Kids “R” Us real estate assets. On August 17, 2004 we sold one of our former store support center locations in Montvale, New Jersey. We received net proceeds of $15 million, which equaled our net book value.

We believe that remaining reserves at January 29, 2005 are adequate to complete all remaining initiatives and commitments.

NOTE 5 – MERCHANDISE INVENTORIES

Merchandise inventory for our domestic toy stores, other than for apparel, is stated at the lower of LIFO (last-in, first-out) cost or market. If inventories had been valued at the lower of FIFO (first-in, first-out) cost or

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

market, inventories would show no change at January 29, 2005 or January 31, 2004. Apparel inventory and inventory for our international and Toysrus.com divisions are stated at the lower of FIFO cost or market.

Details on the components of our consolidated merchandise inventories are as follows:

(In millions)	2004	2003
		(as restated)
Toys “R” Us – U.S.	$1,085	$1,326
Babies “R” Us	349	328
Toysrus.com	48	43
Toys “R” Us – International	402	393
Kids “R” Us	—	4

Total	$1,884	$2,094

NOTE 6 – GOODWILL

In 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which we adopted at the beginning of 2002. SFAS No. 142 changed the accounting for goodwill from an amortization method to impairment only approach and accordingly, we ceased amortization of goodwill in 2002.

The carrying amount of goodwill at January 29, 2005 was $353 million and included goodwill relating to the acquisition of Baby Super Stores, Inc. in 1997 ($319 million), which is now part of the Babies “R” Us reporting unit, and goodwill relating to the acquisition of Imaginarium Toy Centers, Inc. in 1999 ($29 million), which is now part of the Toys “R” Us – U.S. reporting unit. In addition goodwill reflects the acquisition of SB Toys, Inc. ($5 million), previously a minority shareholder in Toysrus.com. On October 26, 2004 we originally recorded $39 million of goodwill related to this acquisition. In the fourth quarter of 2004, the purchase price allocation to goodwill was reduced by $34 million to reflect a reversal of a deferred tax liability. The offset to the goodwill adjustment was a reduction in deferred tax liabilities. Refer to Note 23 entitled “TOYSRUS.COM” for more details.

Based on the estimated fair market values (calculated using historical operating results of the reporting units to which the goodwill relates and relative industry multiples) of these reporting units compared with the related book values, we have determined that no impairment of this goodwill exists.

NOTE 7 – PROPERTY AND EQUIPMENT

(In millions)	Useful life	2004	2003
	(in years)		(as restated)
Land		$829	$854
Buildings	45-50	2,055	2,075
Furniture and equipment	5-20	1,664	1,670
Leasehold improvements	12 1/2-35	1,702	1,792
Costs of computer software	5	284	243
Construction in progress		14	24
Leased property and equipment under capital lease		43	53

		6,591	6,711
Less accumulated depreciation and amortization		2,245	2,109

		4,346	4,602
Less net property assets held for sale		7	163

Total		$4,339	$4,439

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 8 – INVESTMENT IN TOYS “R” US – JAPAN

We have accounted for our 48% ownership investment in the common stock of Toys “R” Us – Japan, a licensee of ours, using the “equity method” of accounting since the initial public offering of Toys “R” Us – Japan in April 2000. As part of this initial public offering, Toys “R” Us – Japan issued 1.3 million shares of common stock to the public at a price of 12,000 yen, or $113.95 per share. In November 2001, the common stock of Toys ”R” Us – Japan split 3-for-1. Our policy is to account for the sale of subsidiaries’ stock by recognizing gains or losses for value received in excess of, or less than, our basis in such subsidiary.

Our equity in the earnings of Toys “R” Us – Japan is included in consolidated SG&A and was $23 million for 2004, $32 million for 2003, and $30 million for 2002. The carrying value of the investment is reflected on our consolidated balance sheets as part of the line item other assets and was $157 million in 2004 and $150 million in 2003. At January 29, 2005, the quoted market value of our investment was $262 million. The valuation is derived from a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale. We are the guarantor of 80% of a 10 billion yen ($97 million) loan to Toys “R” Us – Japan from a third party in Japan. The loan has an annual interest rate of 6.47% and is due in 2012. We also guarantee 80% of three installment loans totaling 7.4 billion yen ($71 million) to Toys “R” Us – Japan from a third party in Japan. These loans have annual interest rates of 2.6% - 2.8%.

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(In millions)	2004	2003
		(as restated)
Gift card / gift certificate liability	$172	$156
Accrued bonus	74	40
Accrued interest	59	94
Sales and use tax / VAT payable	84	64
Current deferred tax liabilities	76	81
Other	416	431

Total	$881	$866

Other includes, among other items, accrued payroll and other benefits, profit sharing and other operating accruals.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 10 – SEASONAL FINANCING AND LONG-TERM DEBT

(In millions)	2004	2003
500 million euro-denominated bond, due and paid on February 13, 2004	$—	$624
6.875% notes, due fiscal 2006	253	265
Note at an effective cost of 2.23% due in semi-annual installments through fiscal 2008 (a)	109	135
7.625% notes, due fiscal 2011	531	546
7.875% notes, due fiscal 2013	389	391
7.375% notes, due fiscal 2018	403	397
8.750% debentures, due fiscal 2021, net of expenses (b)	199	199
Equity Security Units	403	408
Other	25	41

	2,312	3,006
Less current portion	452	657

Total	$1,860	$2,349

(a)	Amortizing note secured by the expected future yen cash flows from license fees due from Toys “R” Us – Japan.
(b)	Fair value was $205 million in 2004 and $223 million in 2003. The fair value was estimated using quoted market rates for publicly traded debt and estimated interest rates for non-public debt.

Long-term debt balances as of January 29, 2005 and January 31, 2004 have been impacted by certain interest rate and currency swaps that have been designated as fair value and cash flow hedges, as discussed in Note 11 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.”

On the maturity date of February 13, 2004, we paid a total of $506 million, including interest, to retire our 500 million euro-denominated bond bearing an original interest rate of 6.375%. In 2001, this obligation was swapped into a $466 million fixed-rate obligation with an effective interest rate of 7.43% per annum, with interest paid annually, and principal paid on February 13, 2004.

In March 2003, we filed a “shelf” registration statement with the Securities and Exchange Commission. This registration statement gave us the capability to sell up to $800 million of debt securities that would be used to repay outstanding debt and for general corporate purposes. In April 2003, we sold and issued $400 million in notes bearing interest at a coupon rate of 7.875% per annum, maturing on April 15, 2013. The notes were sold at a price of 98.3% of the principal amount, resulting in an effective yield of 8.125% per annum. We received net proceeds of $390 million. Simultaneously with the sale of the notes, we entered into interest rate swap agreements. As a result of these swap agreements; interest effectively accrues at the rate of LIBOR plus 3.6% per annum. Interest is payable semi-annually and commenced on October 15, 2003. In September 2003, we sold an additional $400 million in notes bearing interest at a coupon rate of 7.375% per annum, maturing on October 15, 2018, which fully utilized our capacity to issue debt under the “shelf” registration statement filed in March 2003. The notes were sold at a price of 99.6% of the principal amount, resulting in an effective yield of 7.424% per annum. We received net proceeds of $395 million. Simultaneously with the sale of the notes, we entered into an interest rate swap agreement. As a result of this swap agreement, interest effectively accrues at the rate of LIBOR plus 2.3% per annum. Interest is payable semi-annually and commenced on April 15, 2004. We used the net proceeds from these notes for the repayment of debt that matured in 2004 and for other general corporate purposes.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In 2002, we completed public offerings of Toys “R” Us common stock and equity security units, as described in Note 12 entitled “ISSUANCE OF COMMON STOCK AND EQUITY SECURITY UNITS.” On April 6, 2005 we commenced a cash tender offer to purchase up to $402,500,000 of our outstanding senior notes due August 16, 2007 issued originally as part of our Equity Security Units. For further details refer to Note 28 entitled “SUBSEQUENT EVENTS.”

In 2001, we issued and sold $750 million of notes comprised of $500 million of notes bearing interest at 7.625% per annum, maturing in August 2011, and $250 million of notes bearing interest at 6.875% per annum, maturing in August 2006. Simultaneously with the issuance of these notes, we entered into interest rate swap agreements. As a result of the interest rate swap agreements, interest effectively accrued on the $500 million notes at the rate of LIBOR plus 1.512% per annum and on the $250 million notes at the rate of LIBOR plus 1.1515% per annum. Interest is payable on both notes semi-annually on February 1 and August 1, and commenced on February 1, 2002. In October 2002, we terminated a portion of the interest rate swap agreements and received a payment of $27 million which is being amortized over the term of the related notes. Concurrently, we entered into new interest rate swap agreements. Of the $500 million notes, $200 million effectively accrues interest at the rate of LIBOR plus 3.06%, and $125 million of the $250 million notes accrues interest at the rate of LIBOR plus 3.54%.

At January 29, 2005 we had a $685 million unsecured committed revolving credit facility from a syndicate of financial institutions that expires in September 2006. The facility is primarily used for seasonal borrowings and for general corporate purposes. As of January 29, 2005, we had no borrowings under the credit facility and had $18 million in stand-by letters of credit.

The annual maturities of long-term debt at January 29, 2005 are as follows:

(In millions)	Annual maturities		Fair value hedging adjustment	Annual maturities, including fair value hedging adjustment
2005	$452	(a)	$—	$452
2006	278		7	285
2007	27		7	34
2008	17		2	19
2009	—		—	—
2010 and subsequent	1,490		32	1,522

Total	$2,264		$48	$2,312

(a)	Includes $403 million of senior notes due 2007 which are a component of our equity security units and which we are contractually obligated to remarket in 2005. On April 6, 2005 we commenced a cash tender offer to purchase up to $403 million of the senior notes due in 2007. Refer to the section entitled “Management’s Discussion and Analysis of Financial and Results of Operations – LIQUIDITY AND CAPITAL RESOURCES – FINANCING ACTIVITIES” as well as Notes 12 and 28 entitled “ISSUANCE OF COMMON STOCK AND EQUITY SECURITY UNITS” and “SUBSEQUENT EVENTS,” respectively.

Long-term debt balances as of January 29, 2005 were impacted by certain interest rate and currency swaps that were designated as fair value and cash flow hedges, as discussed in Note 11 entitled, “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.”

NOTE 11 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risk from potential changes in interest rates and foreign exchange rates. We regularly evaluate these risks and take measures to mitigate these risks, including, among other measures,

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

entering into derivative financial instruments to hedge these risks. We enter into foreign exchange forward contracts to minimize and manage the currency risks related to our merchandise import purchase program. We enter into interest rate swaps to manage interest rate risk and strive to achieve what we believe is an acceptable balance between fixed and variable rate debt.

The counter-parties to these foreign exchange forward contracts are highly rated financial institutions and we do not have significant exposure to any single counter-party. These contracts are designated as cash flow hedges, as defined by SFAS No. 133, and are effective as hedges. Accordingly, changes in the effective portion of the fair value of these forward exchange contracts are included in accumulated other comprehensive income. Once the hedged transactions are completed, or when merchandise is sold, the unrealized gains and losses on the forward contracts are reclassified from accumulated other comprehensive income and recognized in earnings. The unrealized gains or losses related to the import merchandise purchase program contracts that were recorded in accumulated other comprehensive income were not material at January 29, 2005 or January 31, 2004.

In September 2003, we entered into interest rate swap agreements, in connection with the issuance of $400 million in notes bearing interest at a coupon rate of 7.375% per annum, maturing on October 15, 2018, and as further described in Note 10 entitled “SEASONAL FINANCING AND LONG-TERM DEBT.” As a result of the swap agreements, interest effectively accrues at the rate of LIBOR plus 2.3% per annum. Interest is payable semi-annually and commenced on April 15, 2004. This swap is designated as a perfectly effective fair value hedge, as defined by SFAS No. 133. Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

In April 2003, we entered into interest rate swap agreements on our issuance of $400 million in notes bearing interest at a coupon rate of 7.875% per annum, maturing on April 15, 2013, and as further described in Note 10 entitled “SEASONAL FINANCING AND LONG-TERM DEBT.” As a result of the swap agreements, interest effectively accrues at the rate of LIBOR plus 3.6% per annum. Interest is payable semi-annually and commenced on October 15, 2003. This swap is designated as a perfectly effective fair value hedge, as defined by SFAS No. 133. Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

In May 2002, we entered into an interest rate swap agreement on our Equity Security Units. Under the agreement, we pay interest at a variable rate in exchange for fixed rate payments, effectively transforming these notes to floating rate obligations. This swap is designated as a highly effective fair value hedge, as defined by SFAS No. 133. Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates with some ineffectiveness present. The amount of ineffectiveness did not have a material effect on earnings.

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

In July 2001, we entered into interest rate swap agreements on our 7.625%, $500 million notes due on August 1, 2011, and our 6.875%, $250 million notes due on August 1, 2006. Under these agreements, we pay interest at a variable rate in exchange for fixed rate payments, effectively transforming the debentures to floating rate obligations. These swaps are designated as perfectly effective fair value hedges, as defined by SFAS No. 133. Changes in the fair value of the interest rate swaps perfectly offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

At January 29, 2005, we increased the carrying amount of our long-term debt by $48 million, representing the fair value of the debt in excess of the carrying amount on that date. Also in 2004, we recorded derivative assets of $44 million and derivative liabilities of $22 million, representing the fair value of these derivatives at that date. The current portion of derivative liabilities is reflected on the Consolidated Balance Sheets as part of the line item accrued expenses and other current liabilities and the long-term portion is disclosed separately on the face of the Consolidated Balance Sheets. The derivative assets are reflected separately on the face of the Consolidated Balance Sheets.

We did not realize any material gains or losses related to these transactions for any of the periods presented. Accordingly, non-cash changes in assets, liabilities and equity have been excluded from the consolidated statements of cash flows presented.

NOTE 12 – ISSUANCE OF COMMON STOCK AND EQUITY SECURITY UNITS

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

In May 2005, we are obligated to remarket the senior notes at the then prevailing market interest rate for similar notes in order to provide the holders of the units with the cash to settle their purchase contracts. If the senior notes are successfully remarketed, they will pay interest at the reset rate (not to be less than the original rate of 6.25%) from the settlement date of that remarketing until their maturity in August 2007. If the remarketing (as well as subsequent remarketings specified by the purchase contract agreement) were to be unsuccessfully remarketed, the unit holders would be entitled to deliver the senior note or an equivalent treasury security for payment of the common stock. If the senior notes are not delivered for settlement of the purchase contracts, the senior notes will pay interest at the reset rate until their maturity in August 2007. If the senior notes are not successfully remarketed and remain outstanding after settlement of the purchase contracts, the senior notes would bear interest at a default rate (which will not be less than the original rate of 6.25%) to be determined by the remarketing agent based on the average of the interest rates quoted to it by three nationally recognized investment banks that in their judgment reflects an accurate market rate of interest applicable to the notes at that time as determined in accordance with the purchase contract agreement.

The fair value of the contract to purchase shares of Toys “R” Us common stock was estimated at $1.77 per equity security unit. The fair value of the senior note was estimated at $48.23 per equity security unit. Interest on the senior notes is payable quarterly at an initial rate of 6.25%, which commenced in August 2002. The proceeds allocated to the purchase contracts were recorded in stockholders’ equity on the Consolidated Balance Sheets. The fair value of the senior notes is reflected as long-term debt on the Consolidated Balance Sheets. The net proceeds from the public offerings were used to refinance short-term borrowings and for other general corporate purposes. As a result of interest rate swap agreements, interest on the senior notes effectively accrues at the rate of LIBOR plus 3.43% per annum. Interest is payable quarterly each year, beginning in August 2002.

If the purchase contracts that are a part of the equity security units are settled after consummation of the proposed merger described in Note 28 entitled “SUBSEQUENT EVENTS”, holders will receive cash of $26.75

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

per share in lieu of each share of common stock that otherwise would have been issuable under the purchase contract upon settlement thereof. In addition, after consummation of the proposed merger, the holders of the Company’s equity security units will have the right to accelerate and settle their purchase contracts at the settlement rate in effect immediately before the proposed merger.

On April 6, 2005 we commenced a cash tender offer to purchase up to $403 million of the senior notes due in 2007. For further details refer to Note 28 entitled “SUBSEQUENT EVENTS.”

NOTE 13 – DEFINED BENEFIT PENSION PLANS

We sponsor defined benefit pension plans covering certain international employees, mainly in the United Kingdom and Germany, with such benefits accounted for on an accrual basis using actuarial assumptions. We account for these defined benefit pension plans in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132, as revised) which revises SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”). SFAS No. 132, as revised, requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans. This statement did not change the measurement or recognition of these plans required by SFAS No. 87. We use a measurement date that approximates the end of our fiscal years for our pension plans described above.

Information regarding our pension plans at January 29, 2005, is as follows:

Obligation and funded status at end of fiscal year (in millions):

Change in benefit obligation:

	2004	2003
Benefit obligation at beginning of year	$40	$29
Service cost	3	2
Interest cost	2	2
Employee contributions	1	1
Benefits, expenses paid	(1)	(1)
Actuarial loss	2	3
Foreign currency impact	3	4

Benefit obligation at end of year	$50	$40

Change in plan assets:

	2004	2003
Fair value of plan assets at beginning of year	$19	$13
Actual return on plan assets	2	3
Employer contributions	3	1
Employee contributions	1	1
Benefits, expenses paid	(1)	(1)
Foreign currency – Impact	1	2

Fair value of plan assets at end of year	25	19

Funded status	(25)	(21)
Unrecognized actuarial loss	16	15
Related tax benefit	(2)	—

Net amount recognized at year-end	$(11)	$(6)

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amounts recognized in the statement of financial position consist of:

	2004	2003
Accrued benefit liability	$(24)	$(18)
Prepaid pension cost	3	—
Accumulated other comprehensive loss	10	12

Net amount recognized	$(11)	$(6)

The accumulated benefit obligation for our defined benefit pension plans was $47 million and $37 million at January 29, 2005 and January 31, 2004, respectively.

Information for pension plans with an accumulated benefit obligations in excess of plan assets:

	2004	2003
Projected benefit obligation	$50	$40
Accumulated benefit obligation, net	22	18
Fair value of plan assets	25	19

Components of net periodic benefit cost:

	2004	2003	2002
Service cost	$3	$2	$2
Interest cost	2	2	1
Expected return on plan assets	(1)	(1)	(1)
Recognized actuarial loss	1	1	—

Net periodic benefit cost	$5	$4	$2

Weighted-average assumptions used to determine benefit obligations at fiscal year end:

	2004	2003	2002
Discount rate	5.3%	5.6%	5.4%
Rate of compensation increase	3.4%	3.9%	3.4%

Weighted-average assumptions used to determine net periodic benefit costs as of fiscal year end:

	2004	2003	2002
Discount rate	5.5%	5.3%	5.4%
Long-term rate of return on plan assets	6.6%	6.2%	6.4%
Rate of compensation increase	3.4%	3.9%	3.4%

The expected return on assets is the rate of return expected to be achieved on pension fund assets in the long term, net of Plan expenses. The expected return on assets assumption for 2005 has been determined by considering the actual asset classes held by the Plan at February 1, 2005 and our expectations of future rates of return on each asset class. The Plan’s assets are currently invested 68% equity securities, 31% in debt securities, and 1% in real estate.

For equities, we have assumed that the long-term rate of return will exceed that of foreign government bonds by a margin known as the “equity risk premium”. Based on historic data and current expectations, we have adopted a risk premium of 2.0% per annum above the 20-year foreign government bond yield. For bonds (currently a mixture of both government and corporate bonds), we have assumed that the long-term rate of return will exceed the current return on 20-year government bonds by 0.5%. Again this is based on historic data and

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

current expectations. At February 1, 2005, the 20-year foreign government bond yield was just over 4.6%. Therefore, we have assumed an equity return of 6.6% and a bond return of 5.0%, which based on the current asset allocation, gives an overall expected return on assets for 2005 of 6%.

Our pension plan’s weighted-average asset allocation at January 29, 2005 and January 31, 2004, by asset category are as follows:

	2004	2003
Equity securities	68%	73%
Debt securities	31%	25%
Real estate	1%	—
Other	—	2%

Total	100%	100%

Our overall investment policy falls into two parts. The strategic management of the assets is the responsibility of the Trustees (acting based on advice as they deem appropriate) and is driven by investment objectives as set out below. The remaining elements of our investment policy are part of the day-to-day management of the assets, which is delegated to a professional investment manager. The trustees of our defined benefit pension plans are guided by an overall objective of achieving, over the long-term, a return on the investments, which is consistent with the long-term assumptions made by the Actuary in determining the funding of the Plan. The investment returns that the Trustees expect to achieve are those that are broadly in line with or above the returns of the respective market indices and performance targets against which the investment manager is benchmarked. Over the longer term, the Trustees expect to achieve an investment return in excess of Retail Price Inflation. The Trustees meet with the investment manager regularly to review the manager’s actions together with the reasons for, and the background to, investment performance. We have retained investment consultants to assist the Trustees in fulfilling their responsibility for monitoring the investment manager and they provide investment reports to the Trustees as and when the Trustees so request. Our current strategic asset allocation for our pension plan is 68% in equities and 32% in debt securities and real estate. Approximately 70% of our equity investments are in European equities with the remainder invested in U.S. and Asian markets.

We expect to contribute $2.3 million to our pension plan in 2005. Pension benefit payments, which reflect future service, as appropriate, are expected to be less than $1 million for the years 2005 to 2009, and $1 million for the years 2010 to 2014.

NOTE 14 – COMPREHENSIVE INCOME

Comprehensive income is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 requires that comprehensive income include net income, foreign currency translation adjustments, unrealized gains / (losses) on hedged transactions, and minimum pension liabilities, which are reported separately on the Consolidated Statements of Stockholders’ Equity.

The following table sets forth the detail of accumulated other comprehensive earnings (loss).

(In millions)	2004	2003	2002
		(as restated)	(as restated)
Foreign currency translation adjustments	21	(37)	(142)
Unrealized loss on hedged transactions net of tax	(18)	(15)	(10)
Minimum pension liability adjustment net of tax	(10)	(12)	—

	$(7)	$(64)	$(152)

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 15 – STOCKHOLDERS’ EQUITY

The common stock of the company, par value $0.10 per share, were as follows:

(In millions)	2004	2003
Authorized shares	650.0	650.0

Issued shares	300.4	300.4

Treasury shares	84.5	86.8

Issued and outstanding shares	215.9	213.6

NOTE 16 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In millions, except per share data)	2004	2003	2002
		(as restated)	(as restated)
Numerator:
Net earnings available to common shareholders	$252	$63	$213

Denominator for basic earnings per share – weighted average shares	214.5	213.3	207.6
Impact of dilutive securities	3.6	2.3	2.0

Denominator for diluted earnings per share – weighted average shares	218.1	215.6	209.6

Basic earnings per share	$1.17	$0.30	$1.03

Diluted earnings per share	$1.16	$0.29	$1.02

Options to purchase approximately 11.5 million, 27.8 million, and 32.5 million shares of common stock were outstanding during 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares.

NOTE 17 – STOCK PURCHASE WARRANTS

We issued 1.2 million stock purchase warrants for $8.33 per warrant in 2000. Each warrant gives the holder thereof the right to purchase one share of Toys “R” Us common stock at an exercise price of $13 per share, until their expiration in 2010. As of January 29, 2005 none of these warrants were exercised.

In addition, we granted a warrant in 2000 entitling Amazon.com, Inc. (“Amazon.com”) to acquire up to 5% (subject to dilution under certain circumstances) of the capital of Toysrus.com, LLC at the then market value. The warrant expired on December 31, 2004. Amazon.com has delivered a purported notice of exercise with respect to a portion of the warrants, however, we believe that Amazon.com did not provide proper notice in a timely manner.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 18 – LEASES

We lease a portion of the real estate used in our operations. Most leases require us to pay real estate taxes and other expenses and some leases require additional payments based on percentages of sales.

Minimum rental commitments under non-cancelable operating leases having a term of more than one year as of January 29, 2005 are as follows:

(In millions)	Gross minimum rentals	Sublease income	Net minimum rentals
2005	$337	$26	$311
2006	327	23	304
2007	308	20	288
2008	286	17	269
2009	271	12	259
2010 and subsequent	1,412	61	1,351

Total	$2,941	$159	$2,782

Total rent expense, net of sublease income, was $300 million, $307 million, and $288 million in 2004, 2003 and 2002, respectively. We remain contingently liable for lease payments related to the sub-lease of locations to third parties. To the extent that sub-lessees fail to perform, our total net rent expense would increase.

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

On March 31, 2005 we submitted a purchase election option to Wachovia Development Corporation for the purpose of purchasing our Global Store Support Center facility in accordance with the terms of the lease agreement. The purchase is scheduled to occur on June 1, 2005.

NOTE 19 – INCOME TAXES

Worldwide income before income taxes is as follows:

(In millions)	2004	2003	2002
		(as restated)	(as restated)
Domestic	$(10)	$(64)	$180
Foreign	203	157	153

Worldwide income before income taxes	$193	$93	$333

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes is as follows:

(In millions)	2004	2003	2002
		(as restated)	(as restated)
Current:
Federal	$(109)	$(16)	$4
Foreign	52	47	31
State	36	(28)	(3)

Total provision for current taxes	(21)	3	32

Deferred:
Federal	(46)	8	54
Foreign	6	7	24
State	2	12	10

Total provision for deferred taxes	(38)	27	88

Total provision for income taxes	$(59)	$30	$120

The tax effects of temporary differences are included in deferred tax accounts as follows:

(In millions)	2004	2003
		(as restated)
Deferred tax assets:
Federal loss carry-forwards	$63	$—
Foreign loss carry-forwards	332	319
State loss carry-forwards	123	113
Tax credit and other carry-forwards	96	77
Restructuring	48	92
Other	276	312

Total deferred tax assets before valuation allowances	938	913
Valuation allowances related to the carry-forwards	(423)	(410)

Total deferred tax assets	$515	$503

Deferred tax liabilities:
Depreciation	$(423)	$(399)
LIFO inventory	(39)	(31)
Minority interest in Toys “R” Us – Japan	(51)	(42)
Other	(46)	(130)

Total deferred tax liabilities	$(559)	$(602)

Current deferred tax assets of $89 million at January 29, 2005 and $104 million at January 31, 2004 were included in the line item “Prepaid expenses and other current assets.” Current deferred tax liabilities of $74 million at January 29, 2005 and $64 million at January 31, 2004 were included in the line item “Accrued expenses and other current liabilities.” Non-current deferred tax liabilities of $485 million at January 29, 2005 and $538 million at January 31, 2004 were included in the line item “Deferred income taxes.”

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

At January 29, 2005, the Company had various losses, credit and other carry-forwards available to reduce future taxable income and tax thereon. The carry-forwards, as well as the related tax benefits associated with the carry-forwards, will expire as follows:

(In millions)	U.S. Federal loss carry-forwards	Foreign loss carry- forwards	State loss carry- forwards	Tax credit and other carry- forwards
Expiration
1 – 5 years	$—	$62	$397	$—
6 – 20 years	179	8	1,362	96
Indefinitely	—	841	0	—

Total	$179	$911	$1,759	$96

The Company has valuation allowances of $423 million at January 29, 2005 and $410 million at January 31, 2004 as an offset to our deferred tax assets as we believe that it is unlikely that the Company will have sufficient future income or tax thereon to use these carry-forwards.

A reconciliation of the federal statutory tax rate with the effective tax rate follows:

	2004	2003	2002
		(as restated)	(as restated)
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of valuation allowances and federal tax benefit	19.2	(10.0)	2.7
Foreign taxes, net of valuation allowances	(2.3)	(3.6)	(0.4)
Extraordinary dividend	27.9	—	—
Adjustment of federal reserves	(104.7)	18.7	(1.9)
Adjustment of other tax liabilities	(4.8)	(5.2)	(0.6)
Other	(0.7)	(2.9)	1.2

Effective tax rate	(30.4)%	32.0%	36.0%

The Company establishes tax reserves and interest thereon when, despite our belief that our tax return positions are fully supportable, we expect that certain of these positions will be challenged, and that we may not succeed in defending our positions. While it is often difficult to predict whether we will prevail, we believe that our tax reserves reflect the probable outcome of known tax contingencies. Tax reserves of $198 million at January 29, 2005 and $416 million at January 31, 2004, were included in the line item “Income taxes payable.”

Various taxing authorities routinely audit the Company’s income tax returns. In June 2004, the Internal Revenue Service (“IRS”) completed its examination of the Company’s tax returns for years 1997 to 1999. Based on the outcome of this audit, we reversed $200 million of tax reserves that had been established in prior periods to cover known tax contingencies in these years. The Company’s income tax returns for years 2000 to 2002 are currently under examination by the IRS.

The American Jobs Creation Act of 2004 created a temporary incentive for U.S. corporations to repatriate foreign earnings if such funds would be used in the United States. In January 2005 we adopted a domestic reinvestment plan, and two of our foreign subsidiaries remitted cash dividends of $607 million to the United States. In conjunction with the repatriation, the Company has recorded a tax expense of $54 million based on the current law. If, as we expect, a Technical Corrections Act revises current law retroactively, the tax expense could be reduced by approximately $33 million. Should this happen, the reduction in tax expense will be reported in the quarter in which the new law is enacted.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Following the repatriation, management asserts that $281 million of the Company’s foreign earnings are indefinitely invested outside of the United States. These foreign earnings are being used in the Company’s foreign businesses. Deferred income taxes have not been provided on these foreign earnings. Net U.S. federal and state income taxes of approximately $48 million would be due if these foreign earnings were remitted to the United States.

NOTE 20 – STOCK OPTIONS

We have stock option plans (the “Plans”) that provide for the granting of options to purchase our common stock. The Plans cover our employees, consultants and directors and provide for the issuance of non-qualified options, incentive stock options, performance share options, performance units, stock appreciation rights, restricted shares, restricted units and unrestricted shares. The Plans provide for a variety of vesting dates with the majority of the options vesting approximately three years from the date of grant, 50% over the first two years, and the remaining 50% over three years. Options granted to directors are exercisable one-third on a cumulative basis commencing on the third, fourth, and fifth anniversaries from the date of the grant.

The exercise price per share of all options granted has been the average of the high and low market price of our common stock on the date of grant. Generally, options expire ten years from the date of grant.

At January 29, 2005, an aggregate of 44.0 million shares of authorized common stock were reserved for all of the Plans noted above, including 0.6 million shares reserved for the future issuance of restricted shares, restricted units, performance units, unrestricted shares and 1.7 million shares reserved for the restricted shares of units granted but not yet vested. Of these amounts, 12.7 million shares were available for future grants. All outstanding options expire at dates ranging from May 17, 2005 to November 29, 2014.

Stock option transactions are summarized as follows:

	Shares (in millions)	Exercise price per share	Weighted average exercise price
Outstanding at February 2, 2002	30.6	$10.25 - $40.94	$20.39

Granted	6.0	9.83 - 20.41	20.08
Exercised	—	— - —	—
Canceled	(4.0)	10.25 - 38.19	19.62

Outstanding at February 1, 2003	32.6	$9.83 - $40.94	$20.43

Granted	5.7	8.25 - 14.54	8.35
Exercised	(0.5)	8.25 - 11.97	8.35
Canceled	(4.2)	8.25 - 40.94	19.86

Outstanding at January 31, 2004	33.6	$8.25 - $38.56	$18.61

Granted	1.6	14.37 - 19.69	16.79
Exercised	(2.0)	8.25 - 20.41	15.13
Canceled	(4.2)	8.25 - 38.56	18.73

Outstanding at January 29, 2005	29.0	$8.25 - $38.36	$18.74

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding at January 29, 2005:

	Outstanding			Exercisable (Vested)
Range of exercise prices	Number of options (in millions)	Weighted average remaining years of contractual life	Weighted average exercise price	Number of options (in millions)	Weighted average exercise price
$ 8.25 – $11.88	4.7	8	$9.01	1.0	$11.64
$12.00 – $17.35	6.0	6	15.68	4.3	15.51
$18.16 – $24.94	12.2	5	19.79	10.0	19.72
$25.30 – $29.31	5.4	6	25.90	5.4	25.87
$30.56 – $38.56	0.7	4	34.64	0.5	34.70

Outstanding at January 29, 2005	29.0	6	$18.74	21.2	$20.35

Options exercisable and the weighted-average exercise prices were 21.2 million and $20.35 in 2004; 28.3 million and $19.37 in 2003; and 22.6 million and $20.07 in 2002.

For stock options granted prior to April 1, 2004 we utilize a restoration feature to encourage the early exercise of certain options and retention of shares, thereby promoting increased employee ownership. This feature provides for the grant of new options when previously owned shares of company stock are used to exercise existing options. Restoration option grants are non-dilutive, as they do not increase the combined number of shares of company stock and options held by an employee prior to exercise. The new options are granted at a price equal to the fair market value on the date of the new grant and generally expire on the same date as the original options that were exercised.

Upon completion of the proposed merger described in Note 28 entitled “SUBSEQUENT EVENTS”, all stock options will become fully vested and will be cashed out and cancelled. Each option holder will receive an amount in cash, less applicable withholding taxes, without interest, equal to the product of (i) the number of shares of Common Stock subject to each option as of the effective time of the proposed merger, multiplied by (ii) the excess, if any, of $26.75 over the exercise price per share of Common Stock subject to such option. If the amount of such product is zero, no payment will be made.

Toysrus.com had approximately 4.9 million stock options outstanding and approximately 5.6 million stock options outstanding to both employees and non-employees of the company at January 29, 2005 and January 31, 2004, respectively. This represented approximately 2.4% and 5.6% of the authorized common stock of Toysrus.com at January 29, 2005 and January 31, 2004, respectively. These outstanding options, with exercise prices ranging between $0.30 and $2.25 per share, entitle each option holder the right to purchase one share of the common stock of Toysrus.com. In addition, as a result of option holders having exercised their options, Toysrus.com had approximately 5 million shares of common stock outstanding to both officers and non-employees of the company at January 29, 2005 and January 31, 2004.

NOTE 21 – REPLACEMENT OF CERTAIN STOCK OPTION GRANTS WITH RESTRICTED STOCK

In 2000, we authorized the exchange of certain stock options having an exercise price above $22 per share for an economically equivalent grant of restricted stock. The exchange, which was voluntary, replaced approximately 14.4 million options with approximately 1.7 million restricted shares. Shares of restricted stock resulting from the exchange vested over a period of three years. One-half of the grant vested on April 1, 2002 and the remainder vested on April 1, 2003. Accordingly, we recognized compensation expense throughout the vesting period of the restricted stock. In 2003, compensation expense was minimal since the vesting period ended. We recorded $3 million in compensation expense related to this restricted stock in 2002.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 22 – PROFIT SHARING PLAN

We have a profit sharing plan with a 401(k) salary deferral feature for eligible domestic employees. The terms of the plan call for annual contributions by the company as determined by the Board of Directors, subject to certain limitations. The profit sharing plan may be terminated at our discretion. Provisions of $25 million, $27 million, and $34 million, have been charged to earnings in 2004, 2003 and 2002, respectively.

NOTE 23 – TOYSRUS.COM

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

Toysrus.com is responsible for:	Amazon.com is responsible for:
• Merchandising	• Website development

• Marketing	• Order fulfillment

• Content for the co-branded stores	• Customer service

• Identifying, buying, owning, and managing the inventory	• Storage of Toysrus.com inventory in Amazon.com’s United States distribution centers.

Amazon.com also provides certain website services for our on-line sports merchandise store (Sportsrus.com) that has been operating since September 2003. An unrelated third party handles order fulfillment for Sportsrus.com and a separate unrelated third party handles order fulfillment for Personalizedbyrus.com.

On May 21, 2004, we, Toysrus.com, LLC, our Internet subsidiary, and two other affiliated companies, filed a lawsuit against Amazon.com and its affiliated companies related to our strategic alliance with Amazon.com to, among other things, enforce our exclusivity rights under the agreement. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. We believe the counterclaim is without merit. For further details refer to Item 3 entitled “LEGAL PROCEEDINGS” and to Note 25 entitled “COMMITMENTS AND CONTINGENCIES.”

We recognize revenue for Toysrus.com at the point in time when merchandise is shipped to guests, in accordance with the shipping terms (FOB shipping point) that exist under the agreement with Amazon.com.

On October 26, 2004, Toys “R” Us, Inc., acquired all of the issued and outstanding shares of capital stock of SB Toys, Inc., for $42 million in cash. We originally recorded $39 million of goodwill related to this acquisition. In the fourth quarter of 2004, the purchase price allocation to goodwill was reduced by $34 million to reflect a reversal of a deferred tax liability. SB Toys, Inc. was previously owned by SOFTBANK Venture Capital and affiliates (“SOFTBANK”) and other investors. Prior to this acquisition, SB Toys, Inc. owned a 20% interest, as a minority shareholder, of Toysrus.com, LLC. As a result we recorded a 20% minority interest in consolidation to account for the ownership stake of SB Toys, Inc. Beginning in the fourth quarter of 2004, Toys “R” Us Inc. has recognized 100% of the results of Toysrus.com, LLC.

On November 1, 2003, Toysrus.com sold its entire 55% investment in the common stock of Toysrus.com – Japan to Toys “R” Us – Japan for $3 million and the assumption of net liabilities of $10 million. In conjunction with this transaction, we recognized a non-operating gain, after minority interest, of $3 million ($2 million, net of tax) in the third quarter of 2003. Prior to this transaction, the financial statements of Toysrus.com – Japan were consolidated with the financial statements of Toysrus.com. As a result of this transaction, Toys “R” Us – Japan owns 100% of the outstanding shares of Toysrus.com – Japan, and accordingly, Toys “R” Us – Japan now consolidates the financial statements of Toysrus.com – Japan. This transaction had no impact on our agreement with Amazon.com.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 24 – SEGMENTS

Our reportable segments are Toys “R” Us – U.S., which operates toy stores in 49 states and Puerto Rico; Toys “R” Us – International, which operates, licenses or franchises toy stores in 30 foreign countries; Babies “R” Us, which operates stores in 38 states; Toysrus.com, our Internet subsidiary; and Kids “R” Us, which operated stores in 15 states in 2003 and 2002, and had limited activity during the first half of 2004. See Note 4 entitled “RESTRUCTURING AND OTHER CHARGES” for a discussion on the closing of the Kids “R” Us division.

Information on segments and reconciliation to earnings before income taxes, are as follows:

(In millions)	2004	2003	2002
		(as restated)	(as restated)
Net sales
Toys “R” Us – U.S.	$6,104	$6,326	$6,755
Toys “R” Us – International	2,739	2,470	2,161
Babies “R” Us	1,863	1,738	1,595
Toysrus.com	366	371	340
Kids “R” Us	28	415	454

Total	$11,100	$11,320	$11,305

Operating earnings / (loss)
Toys “R” Us – U.S.(1)	$4	$70	$256
Toys “R” Us – International	220	166	158
Babies “R” Us	224	192	169
Toysrus.com, net of minority interest	1	(18)	(37)
Kids “R” Us(2)	(25)	(67)	(28)
Other(3)	(116)	(63)	(75)
Restructuring and other charges	(4)	(63)	—

Operating earnings	304	217	443
Interest expense and other, net	(111)	(124)	(110)

Earnings before income taxes	$193	$93	$333

Identifiable assets
Toys “R” Us – U.S.	$5,678	$4,959	$5,125
Toys “R” Us – International	1,474	1,558	1,417
Babies “R” Us	1,194	1,127	1,058
Toysrus.com	61	55	58
Kids “R” Us	58	204	382
Other(4)	1,303	2,362	1,411

Total	$9,768	$10,265	$9,451

Depreciation and amortization
Toys “R” Us – U.S.	$200	$194	$191
Toys “R” Us – International	75	61	52
Babies “R” Us	38	31	28
Toysrus.com	—	2	4
Kids “R” Us	5	40	18
Other	36	40	46

Total	$354	$368	$339

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(1)	Operating earnings for 2004 reflect $132 million in inventory markdowns to liquidate selected older store inventory, offset by $14 million related to a lawsuit settlement with Visa and MasterCard as further detailed in Note 27 entitled “OTHER MATTERS” below.
(2)	Includes markdowns of $49 million and accelerated depreciation of $24 million in 2003 related to the closing of all stores.
(3)	Includes corporate expenses, the operating results of Toy Box, and the equity in net earnings of Toys “R” Us – Japan. Increase in amount is due to our strategic review expenses and Sarbanes-Oxley section 404 compliance totaling $29 million. In addition, we incurred charges of $8 million relating to our 2004 restructuring of the company’s corporate headquarter operations, and a $19 million increase in incentive compensation costs.
(4)	Includes cash and cash equivalents, and other corporate assets.

NOTE 25 – COMMITMENTS AND CONTINGENCIES

Our consolidated balance sheets contain carrying amounts for certain assets and liabilities that are based on estimates and assumptions. Certain of these estimates are related to loss contingencies, recoverability of assets, and to other potential obligations for which we are contingently liable. Such estimates include self-insured risks, litigation reserves, disputed amounts with vendors, tax reserves and other amounts subject to routine audit by federal, foreign and state revenue authorities. We believe that these reserves are adequate to cover all probable and estimable loss exposures at January 29, 2005.

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

This counterclaim seeks monetary damages in excess of $750 million and invokes contract termination rights. We believe the counterclaim is without merit, and at this time, we do not anticipate that this lawsuit, or the subject matter thereof, will disrupt our ability to continue to offer products and services on our e-commerce sites, affect our guests and suppliers, or have any material effect on our financial condition or results of operations. We anticipate continuing to make payments in accordance with the agreement.

We are exposed to other claims and litigation arising in the ordinary course of business. We believe the currently identified claims and litigation will not have a material adverse effect on our consolidated financial statements.

NOTE 26 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to recognize compensation expense in the income statement for an amount equal to the fair value of the share-based payment issued. This applies to all transactions involving the issuance of equity by a company in exchange for goods and services, including employees. SFAS No. 123(R) is effective for the first annual reporting period beginning after June 15, 2005. The Company is evaluating the transition applications and the impact the adoption of SFAS No. 123(R) will have on its consolidated financial position, results of operations and cash flows.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In December 2004, the FASB issued Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). This FSP provides guidance on accounting for special reductions in taxes included in the American Jobs Creation Act of 2004. In particular, the Act allows a one-time decrease in U.S. taxes on repatriated foreign earnings. FSP 109-2 clarifies that a company’s consideration of the Act does not overrule their prior contention that the foreign earnings were indefinitely reinvested outside of the United States. We have repatriated $607 million of foreign earnings on January 23, 2005 and have provided approximately $54 million of tax expense in 2004. If, as we expect, current law is revised retroactively by a Technical Corrections Act, the tax expense could be reduced by approximately $33 million. Should this happen, the reduction in tax expense will be reported in the quarter in which the new law is enacted. For additional information about our income tax accounts, see Note 19 entitled “INCOME TAXES”.

NOTE 27 – OTHER MATTERS

In November 2002, Toys “R” Us filed a complaint against MasterCard and Visa in the United States District Court for the Eastern District of New York alleging certain violations of the antitrust laws. We entered into settlement agreements with MasterCard and Visa in December 2004 and January 2005, respectively, pursuant to which Toys “R” Us, Inc. settled its claims and agreed to continue to accept each of their credit and debit cards in exchange for payments totaling $27 million. Of this amount, $20 million was recognized as income in the current year of which $14 million was attributed to Toys “R” Us – U.S. and $6 million was attributed to Babies “R” Us; $7 million was recorded as deferred income to be recognized over the next two years.

NOTE 28 – SUBSEQUENT EVENTS

On March 17, 2005, we announced that we had entered into an Agreement and Plan of Merger, dated as of March 17, 2005 (the “Merger Agreement”), with Global Toys Acquisition, LLC (“Parent”) and Global Toys Acquisition Merger Sub, Inc. (“Acquisition Sub”) to sell our entire worldwide operations, including both our global Toys “R” Us and Babies “R” Us businesses. Parent and Acquisition Sub are entities directly and indirectly owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co., L.P., and Vornado Realty Trust.

The Merger Agreement contemplates that Acquisition Sub will be merged with and into the Company and each outstanding share of common stock of the Company will be converted into the right to receive $26.75 per share in cash, without interest. Upon completion of the proposed merger, all options will become fully vested and will be cashed out and cancelled. See Item 11 entitled “EXECUTIVE COMPENSATION—EFFECT OF THE MERGER ON OUTSTANDING EQUITY AWARDS”.

On March 31, 2005, in accordance with the Merger Agreement, we submitted an election notice to purchase for $127 million our Global Store Support Center in Wayne, New Jersey leased pursuant to the lease agreement, dated September 26, 2001, between Wachovia Development Corporation and Toys “R” Us, Inc.

On April 6, 2005, pursuant to a written request received from Parent, we commenced a cash tender offer to purchase up to $403 million principal amount of our outstanding 6.25% Senior Notes due in 2007 (which were originally issued as part of our equity security units). The written request from Parent included a waiver of the applicable restrictive covenants under the Merger Agreement. At this time, we cannot predict the outcome of this tender offer. In addition, on April 26, 2005, we gave notice to The Depository Trust Company regarding a remarketing of these notes, which is expected to occur in May 2005.

In March 2005, two purported class action complaints were filed by putative stockholders of our Company in the Court of Chancery in the State of Delaware in and for New Castle County against the Company and certain of its officers and directors challenging the proposed merger. The first complaint, styled Iron Workers of Western

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Pennsylvania Pension & Profit Plans v. Toys “R” Us, Inc. (CA No. 1212-N), was filed on March 25, 2005 and the second complaint, styled Jolly Roger Fund LP v. Toys “R” Us, Inc. (CA No. 1218-N), was filed on March 31, 2005 (collectively, the “Complaints”).

The Complaints raise substantially similar allegations on behalf of a purported class of the Company’s stockholders against the defendants for alleged breaches of fiduciary duty in connection with the approval of the merger. The Complaints allege that in determining to enter into the Merger Agreement, the defendants failed to take appropriate steps to obtain maximum value for stockholders and did not engage in an adequate, conflict-free, fair process to obtain maximum value for stockholders, that certain directors and officers engaged in self-dealing and suffered from conflicts of interests, and that the defendants have failed to disclose all material information concerning the value of the Company and the process leading to the Merger Agreement. The Complaints seek to enjoin the consummation of the proposed merger or, alternatively, to rescind it. Plaintiffs also seek an award of damages for the alleged wrongs asserted in the Complaints.

The lawsuits are in their preliminary stages. On April 20, 2005, the cases were consolidated in the Court of Chancery in the State of Delaware in and for New Castle County. The defendants have moved to dismiss the lawsuits. The Company believes that the lawsuits are without merit and intends to defend vigorously against them.

QUARTERLY RESULTS OF OPERATIONS

Our quarterly results reflect the restatements of our consolidated financial statements resulting from our review of our lease-related accounting as further detailed on Note 2 to the Consolidated Financial Statements entitled “RESTATEMENT OF FINANCIAL STATEMENTS FOR ACCOUNTING FOR LEASES AND LEASEHOLD IMPROVEMENTS.”

	For the Quarter Ended
(In millions, except per share amounts)	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005(c)
	(as restated)	(as restated)	(as restated)
2004(a)
Net sales	$2,058	$2,022	$2,214	$4,806
Gross margin	$728	$581	$739	$1,546
Selling, general and administrative expenses	643	661	682	946
Depreciation and amortization	86	86	88	94
Restructuring and other charges (income), net	14	31	(26)	(15)
Operating (loss) earnings	$(15)	$(197)	$(5)	$521
Net (loss) / earnings	$(28)	$42	$(21)	$259
Basic (loss) / earnings per share	$(0.13)	$0.20	$(0.10)	$1.20
Diluted (loss) / earnings per share	$(0.13)	$0.19	$(0.10)	$1.18

	For the Quarter Ended
(In millions, except per share amounts)	May 3, 2003	August 2, 2003	November 1, 2003	January 31, 2004
	(as restated)	(as restated)	(as restated)	(as restated)
2003(b)
Net sales	$2,113	$2,104	$2,246	$4,857
Gross margin	720	$736	$767	$1,451
Selling, general and administrative expenses	653	642	733	998
Depreciation and amortization	85	86	83	114
Restructuring and other charges	—	—	—	63
Operating (loss) earnings	$(18)	$8	$(49)	$276
Net (loss) / earnings	$(29)	$(14)	$(49)	$155
Basic (loss) / earnings per share	$(0.14)	$(0.07)	$(0.23)	$0.73
Diluted (loss) / earnings per share	$(0.14)	$(0.07)	$(0.23)	$0.72

(a)	As described in Note 2 to the Consolidated Financial Statements entitled “RESTATEMENT OF FINANCIAL STATEMENTS FOR ACCOUNTING FOR LEASES AND LEASEHOLD IMPROVEMENTS,” we restated our consolidated statements of operations related to the calculation of straight-line rent and depreciation expense. The effect of the restatement on quarterly operating loss is an increase in operating loss of $5 million for the second quarter and a reduction in operating loss of $6 million for the third quarter. In addition, a $14 million adjustment was made to increase deferred tax liabilities for matters related to our foreign subsidiaries. The effect of the restatement on the quarterly net earnings (loss) is a decrease in net earnings of $19 million for the second quarter and a decrease in net loss of $4 million for the third quarter. The effect on quarterly basic and diluted earnings (loss) per share is a decrease in basic and diluted earnings per share of $0.08 and $0.09, respectively, for the second quarter and a decrease in basic and diluted loss per share of $0.02 for the third quarter. There was no effect on operating loss or net loss for the first quarter of 2004.
(b)

As described in Note 2 to the Consolidated Financial Statements entitled “RESTATEMENT OF FINANCIAL STATEMENTS FOR ACCOUNTING FOR LEASES AND LEASEHOLD IMPROVEMENTS,” we restated our consolidated statements of operations related to the calculation of straight-line rent and depreciation expense. The effect of the restatement on quarterly operating earnings

(loss) is a $6 million increase in operating loss for the first quarter, a $6 million decrease in operating earnings for the second quarter, a $6 million increase in operating loss for the third quarter, and a $16 increase in operating earnings for the fourth quarter. The effect of the restatement on the quarterly net earnings (loss) is a $3 million increase in net loss for the first three quarters, and an $11 million increase in net earnings for the fourth quarter. The effect on quarterly basic and diluted earnings (loss) per share is a decrease in basic and diluted loss per share of $0.02 for the first and second quarters, a decrease in basic and diluted loss per share of $0.01 for the third quarter, and an increase in basic and diluted earnings per share of $0.06 and $0.05, respectively, for the fourth quarter of 2003.

(c)	Net earnings in the fourth quarter of 2004 reflects a gain of $20 million resulting from a legal settlement, a gain of $14 million from the sale of a toy store location, and $15 million in gains from the sale of former Kids R Us locations. These gains were offset in part by increase professional fees associated with our Sarbanes Oxley compliance effort of $8 million and costs of $11 million associated with our strategic review.

Individual financial statements of the registrant’s subsidiaries are not furnished because consolidated financial statements are furnished. All of our subsidiaries are 100%-owned.

Financial statements of Toys “R” Us – Japan, our unconsolidated investee (refer to the section “Toys “R” US – International” in Item 1 entitled “BUSINESS”), are not furnished because Toys “R” Us – Japan is not considered a “significant subsidiary” as defined in Regulation S-X.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any disclosure controls and procedures will succeed in achieving their stated goals under all potential future conditions.

In connection with the preparation of this Annual Report on Form 10-K, as of the end of the fiscal period covered by this Annual Report on Form 10-K (January 29, 2005), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. In performing this evaluation, management reviewed the Company’s accounting practices for leases and leasehold improvements as a result of views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission in a February 7, 2005 letter to the American Institute of Certified Public Accountants regarding certain operating lease accounting issues and their applicability under generally accepted accounting principles. The Company concluded that its previously established accounting practices for leases and leasehold improvements were incorrect, and accordingly, we determined to restate certain of our previously issued financial statements to reflect the correction in the Company’s accounting practices for leases and leasehold improvements. As a result, the Company concluded that it had a material weakness in controls over the selection and monitoring of its accounting practices used in its accounting for leases and leasehold improvements. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that solely as a result of the foregoing lease accounting matter, the Company’s disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Annual Report on Form 10-K (January 29, 2005).

Remediation Steps to Address Material Weakness and Ineffectiveness of Disclosure Controls and Procedures

To remediate the material weakness in the Company’s internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures, the Company has conducted and completed a review of its accounting practices for leases and leasehold improvements and corrected its method of accounting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective. The Company’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect all misstatements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. These criteria include the control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria.

In performing this assessment, management reviewed the Company’s accounting practices for leases and leasehold improvements as a result of views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission in a February 7, 2005 letter to the American Institute of Certified Public Accountants regarding certain lease accounting issues and their applicability under generally accepted accounting principles. As a result of this review, management concluded that the Company’s previously established accounting practices for leases and leasehold improvements were incorrect and determined that the Company was required in certain instances to lengthen the term for calculating rent expense to include rent holidays and option periods with escalating rents, which has the effect of increasing rent expense. In addition, the Company was required, in certain instances, to reduce the useful lives of certain leasehold improvements to correspond to lease terms of the property, which has the effect of increasing depreciation expense. On February 17, 2005, we determined to restate certain of our previously issued financial statements to reflect the correction in the Company’s accounting practices for leases and leasehold improvements. See Note 2 to the Consolidated Financial Statements entitled “RESTATEMENT OF FINANCIAL STATEMENTS FOR ACCOUNTING FOR LEASES AND LEASEHOLD IMPROVEMENTS” for further discussion of the impact of restatement.

A material weakness in internal control over financial reporting is a significant deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement. Management evaluated the impact of the restatement of the Company’s previously issued financial statements on the Company’s assessment of its system of internal control and has concluded that the control deficiency over the selection and monitoring of its accounting practices used in its accounting for leases and leasehold improvements that resulted in the above-described error in accounting for leases and leasehold improvements represented a material weakness. Solely as a result of the material weakness related to the accounting for leases and leasehold improvements, management has concluded that, as of January 29, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control – Integrated Framework.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

/s/ John H. Eyler, Jr.	/s/ Raymond L. Arthur
John H. Eyler, Jr.	Raymond L. Arthur
Chairman of the Board, President and	Executive Vice President –
Chief Executive Officer	Chief Financial Officer
April 28, 2005	April 28, 2005

Change in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended January 29, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to January 29, 2005, the Company has made the changes described under “– Remediation Steps to Address Material Weakness and Ineffectiveness of Disclosure Controls and Procedures.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Toys “R” Us, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Toys “R” Us, Inc. did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effect of a material weakness identified in the Company’s system of internal control related to the selection and monitoring of accounting practices used in the accounting for leases and leasehold improvements that resulted in the restatement of prior years’ financial statements, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Toys “R” Us Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company’s controls over the selection and monitoring of accounting practices used in the accounting for leases and leasehold improvements resulted in the Company restating certain of its previously issued financial statements to reflect the appropriate accounting for leases and leasehold improvements. The Company was required in certain instances to lengthen the term for calculating rent expense to include rent holidays and option periods with escalating rents, which has the effect of increasing rent expense. In addition, the Company was required, in certain instances, to reduce the useful lives of certain leasehold improvements to correspond to lease terms of the property, which has the effect of increasing depreciation expense. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated April 28, 2005 on those financial statements.

In our opinion, management’s assessment that Toys “R” Us, Inc. did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Toys “R” Us, Inc. has not maintained effective internal control over financial reporting as of January 29, 2005, based on the COSO control criteria.

/s/  Ernst & Young LLP

New York, New York

April 28, 2005

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following persons are members of our Board of Directors. All directors are elected annually and serve a one-year term until the next annual meeting of the stockholders and until the election and qualification of their successors.

Name	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships
RoAnn Costin	52	Director of the Company since June 1996; President of Reservoir Capital Management, Inc., an investment advisory firm, since prior to 2000.

John H. Eyler, Jr.	57	Chairman of the Board of the Company since June 2001; President, Chief Executive Officer and director of the Company since January 2000; Chairman and Chief Executive Officer of FAO Schwarz, Inc. since prior to 2000 to January 2000.

Roger N. Farah	52	Director of the Company since September 2001; President and Chief Operating Officer of Polo Ralph Lauren Corporation and a member of Polo Ralph Lauren Corporation’s board of directors since April 2000; from 1994 until joining Polo Ralph Lauren Corporation, Mr. Farah was Chairman of the Board and Chief Executive Officer of Venator Group, Inc.

Peter A. Georgescu	66	Director of the Company since September 2001; Chairman Emeritus of Young & Rubicam Inc. since January 2000; Chairman and Chief Executive Officer of Young & Rubicam Inc. from 1994 until January 2000; director of EMI Group plc, Levi Strauss & Co. and International Flavors & Fragrances Inc.

Cinda A. Hallman	61	Director of the Company since April 2003; President and Chief Executive Officer of Spherion Corporation from April 2001 to April 2004 and director of Spherion Corporation from February 1995 to April 2004; Senior Vice President of E.I. DuPont de Nemours & Co. from March 1998 to April 2001; Global Vice President Integrated Processes and Systems of DuPont from prior to 1998 to March 1998; director of Bowater Incorporated and United Way of America.

Calvin Hill	58	Director of the Company since 1997; independent consultant since prior to 2000; director of the Rand Corporation Drug Policy Research Center; NCAA Foundation and The Special Olympics.

Nancy Karch	57	Director of the Company since 2000; Director Emeritus of McKinsey & Company; Director (Senior Partner) of McKinsey & Company from 1988 to 2000; director of Liz Claiborne, Inc., The Gillette Company, Corporate Executive Board and the Westchester Land Trust.

Name	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships
Norman S. Matthews	72	Director of the Company since 1995; independent retail consultant since prior to 2000; President of Federated Department Stores, Inc. from 1987 to 1988 and Vice Chairman of the Board of Directors of Federated Department Stores, Inc. from 1983 to 1988; director of Finlay Enterprises, Inc., Galyan’s Trading Company, Inc., Henry Schein, Inc., The Progressive Corporation and Sunoco, Inc.

Arthur B. Newman	61	Director of the Company since 1997; Senior Managing Director of The Blackstone Group L.P. since prior to 2000.

Frank R. Noonan	62	Director of the Company since March 2004; Chairman and Chief Executive Officer of R.H. Donnelly Corporation from 1991 to 2002; director of Avnet, Inc. and The Dunn & Bradstreet Corporation.

(b) The following persons are our Executive Officers, having been elected to their respective offices by our Board of Directors:

Name	Age	Position with the Registrant
John H. Eyler, Jr.	57	Chairman of the Board, President and Chief Executive Officer

Raymond L. Arthur	46	Executive Vice President – Chief Financial Officer

John Barbour	45	Executive Vice President – President – Toys “R” Us U.S.

Deborah M. Derby	41	Executive Vice President – Human Resources

James E. Feldt	50	Executive Vice President – President – Merchandising, Toys “R” Us U.S.

Christopher K. Kay	52	Executive Vice President – Chief Operating Officer and Corporate Secretary

Richard L. Markee	51	Vice Chairman of Toys “R” Us, Inc.; President – Babies “R” Us

The following is a brief description of the business experience during the past five years for each of our Executive Officers:

We have employed Mr. Eyler as our Chief Executive Officer and President since January 2000. Effective June 2001, he was elected as Chairman of the Board. Prior to his employment with us, he served as Chairman and Chief Executive Officer of FAO Schwarz. He had held that position since prior to January 2000.

We have employed Mr. Arthur since January 1999. In April 2004, he was appointed Executive Vice President – Chief Financial Officer. From January 2002 to April 2004, he served as President – Toysrus.com, Inc. From October 2000 through January 2002, he served as Senior Vice President – Chief Financial Officer of Toysrus.com, Inc. From May 2000 to October 2000, he was Vice President – Finance and Administration of Toysrus.com, Inc. From April 2000 to May 2000, he was Vice President – Controller of Toysrus.com, Inc. From January 1999 to April 2000, he was Vice-President – Controller of Toys “R” Us, Inc.

We have employed Mr. Barbour since August 1999. Effective August 2004, Mr. Barbour was appointed Executive Vice President – President – Toys “R” Us – U.S. Effective February 2002, he was appointed Executive Vice President – President – Toys “R” Us International. From August 1999 to February 2002, he served as President and Chief Executive Officer of Toysrus.com, Inc.

We have employed Ms. Derby since June 2000. Effective May 2003, she was appointed as Executive Vice President – Human Resources. From November 2002 to May 2003, she served as Senior Vice President,

Associate Relations and Organizational Development. From January 2002 to November 2002, she was Vice President, Associate Relations. From June 2000 to January 2002, she was Vice President – Human Resources, Babies “R” Us division. From 1999 to May 2000, she was Corporate Director, Compensation and Benefits at Whirlpool Corporation.

We have employed Mr. Feldt since March 1999. Effective June 2004, his title was revised to Executive Vice President – President – Merchandising, Toys “R” Us U.S. Effective March 2000, his title was revised to Executive Vice President – President – Merchandising and Marketing, Toys “R” Us U.S. From March 1999 to March 2000, he was Executive Vice President – Merchandising of Toys “R” Us U.S.

We have employed Mr. Kay since September 2000. Effective September 2004, he was appointed Executive Vice President – Chief Operating Officer and Corporate Secretary. From September 2003 to September 2004, he served as Executive Vice President – Operations; Corporate Secretary. From June 2002 to September 2003, his title was revised to Executive Vice President – Operations and General Counsel; Corporate Secretary. From February 2002 to June 2002, he served as Executive Vice President of Operations, General Counsel and Secretary. From June 2001 to February 2002, he served as Executive Vice President – General Counsel; Corporate Secretary. From September 2000 to June 2001, he served as Executive Vice President and General Counsel. Prior to September 2000, he was a partner in the law firm of Kay, Gronek & Latham.

We have employed Mr. Markee since 1990. In August 2004, Mr. Markee was appointed President – Babies “R” Us. Effective May 2003, he became Vice Chairman of Toys “R” Us, Inc.; President – Toys “R” Us U.S. From January 2002 to May 2003, he was Executive Vice President – President – Specialty Businesses and International Operations. From October 1999 to January 2002, he served as Executive Vice President, President of Babies “R” Us and Chairman of Kids “R” Us.

(c) Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that all persons who were subject to Section 16(a) of the Securities Exchange Act of 1934 for the past fiscal year complied with the filing requirements thereof. In making this disclosure, the Company has relied on copies of the reports submitted to the Company by directors, executive officers and ten percent holders, and in the case of directors and executive officers, oral and written representations.

(d) Code of Ethics

The Company has adopted the Code of Ethics which applies to all of its directors, officers and employees. The Code of Ethics focuses the Board of Directors and the Company’s management employees on areas of ethical risk, provides guidance to personnel to help them recognize and deal with ethical issues, provides mechanisms to report unethical conduct and helps to foster a culture of honesty and accountability. The Code of Ethics requires that any waiver of compliance with the Code of Ethics must be granted by the Board of Directors, the Audit Committee of the Board of Directors or the Corporate Governance and Nominating Committee of the Board of Directors and that any waiver for an executive officer or a director must be promptly disclosed to the Company’s stockholders. Any such waivers, if made, will be promptly disclosed on the Company’s website located at www.toysrusinc.com. The Company’s CEO and Senior Financial Officers Code seeks to ensure that the Company’s business records and financial procedures meet the Company’s high standards. Any amendment to, or waiver from, a provision of the CEO and Senior Financial Officers Code that applies to the Company’s Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions will be promptly disclosed to the Company’s stockholders on the Company’s website located at www.toysrusinc.com.

(e) Audit Committee

Our Board of Directors has a separately-designated audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee consists of Arthur B. Newman, RoAnn Costin, Nancy Karch and Frank Noonan, and is comprised solely of members of the Board of Directors who qualify as independent directors under the Corporate Governance Guidelines and the New York Stock Exchange’s (“NYSE”) corporate governance rules. The Company’s Board of Directors has determined that each member of the Audit Committee is financially literate, and that Ms. Costin and Mr. Newman, are financial experts for purposes of the Securities and Exchange Commission’s rules. In addition, while Ms. Karch simultaneously serves on the audit committees of four public companies, the Board of Directors has determined that such simultaneous service does not impair the ability of Ms. Karch to serve on the Audit Committee in an effective manner.

(f) Other

Board Independence

The Board of Directors has affirmatively determined that each current director, except Mr. Eyler, who is currently the Chairman of the Board, Chief Executive Officer and President of the Company, is independent and has no material relationship with the Company within the meaning of the Board’s definition of director independence, as described in the Company’s Corporate Governance Guidelines and the NYSE’s corporate governance rules.

Executive Sessions of the Board

The Company’s Board of Directors meets in executive session, without the presence of Mr. Eyler or any of the Company’s officers, at least two times per year and upon the request of any independent director. The sessions are chaired in annual rotation by the chairpersons of the Audit Committee, the Corporate Governance and Nominating Committee and the Compensation and Organizational Development Committee.

Board Committee Membership

The Executive Committee consists of John H. Eyler, Jr., Roger N. Farah, Norman S. Matthews and Arthur B. Newman. The Audit Committee consists of Arthur B. Newman, RoAnn Costin, Nancy Karch and Frank Noonan. The Corporate Governance and Nominating Committee consists of Roger N. Farah, Peter A. Georgescu, Nancy Karch and Norman S. Matthews. The Compensation and Organizational Development Committee consists of Norman S. Matthews, Calvin Hill and Arthur B. Newman.

Stockholder Communications with the Board

Stockholders and other interested parties may communicate with the Board of Directors, including the non-management directors as a group, by writing to the Board of Directors, c/o Corporate Secretary, Toys “R” Us, Inc., One Geoffrey Way, Wayne, New Jersey 07470. Inquiries will be reviewed by the Company’s Corporate Secretary and will be distributed to the appropriate members of the Board of Directors depending on the facts and circumstances outlined in the communication received. For example, if a complaint concerning accounting, internal accounting controls or auditing matters was received, it would be forwarded by the Corporate Secretary to the Audit Committee.

Certifications

On June 8, 2004, we filed with the NYSE the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this Annual Report on Form 10-K for the year ended January 29, 2005, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information for the last three fiscal years concerning compensation paid or accrued by the Company for services rendered in all capacities by the Company’s Chief Executive Officer and its four other most highly compensated executive officers for the fiscal year ended January 29, 2005 (the “Named Executive Officers”).

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position(1)	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Restricted Stock ($)(2)(3)	Securities Underlying Stock Options (#)(2)	All Other Compensation ($)
John H. Eyler, Jr. Chairman, President and Chief Executive Officer	2004 2003 2002	1,000,000 1,000,000 1,000,000	2,458,587 990,000 1,050,000	291,102 250,150 280,153	(4) (5) (6)	1,180,200 1,231,500 0	200,000 400,000 320,000	203,092 232,364 203,381	(7)

John Barbour Executive Vice President – President – Toys “R” Us, U.S.	2004 2003 2002	624,038 555,000 554,998	1,044,002 389,983 588,794	50,655 — —	(8)	177,030 225,000 0	30,000 60,000 48,000	102,189 117,559 100,325	(9)

James Feldt President – Merchandising, Toys “R” Us, U.S.	2004 2003 2002	625,000 584,616 549,982	615,320 400,000 302,500	— — —		177,030 1,107,500 0	30,000 69,737 48,000	100,934 89,669 64,437	(10)

Christopher K. Kay Executive Vice President – Chief Operating Officer and Corporate Secretary	2004 2003 2002	695,192 675,000 630,274	1,063,305 508,290 605,000	— — 209,083	(11)	339,324 0 1,397,000	108,500 115,000 92,000	120,552 136,523 78,751	(12)

Richard L. Markee Vice Chairman, Toys “R” Us, Inc., President – Babies “R” Us	2004 2003 2002	850,000 823,077 705,279	1,301,287 800,000 787,573	51,839 134,066 —	(13) (14)	516,354 1,128,000 703,500	101,341 261,682 140,000	165,205 168,186 128,802	(15)

(1)	All positions represent the capacities in which individuals served as of January 29, 2005.
(2)	While the securities underlying stock options and the restricted stock were each granted and awarded during the fiscal year for which they are disclosed, they were granted as compensation for each of the Named Executive Officer’s performance during the prior fiscal year.
(3)	The data in the table reflects the dollar value of restricted stock and restricted stock unit awards, based on the closing price of the Company’s Common Stock on the date of grant. The grant values in the table for 2002 and 2003 consist of shares of restricted stock that vest as to 50% of the shares on the second and third anniversaries of the grant date, provided the holder remains employed through such dates. The grant values in the table for 2004 consist of two separate awards: (i) the grant on April 1, 2004 of shares of restricted stock that vest as to 50% of the shares on the second and third anniversaries of the grant date based on continued employment through such dates, and (ii) the grant on April 1, 2004 of performance restricted stock units (“RSUs”) which represented the opportunity to earn shares of restricted stock on April 1, 2005, depending on the achievement of corporate earnings targets for fiscal year 2004. Actual earnings performance for fiscal year 2004 resulted in a payout of 200% of the target awards under the RSUs for the Named Executive Officers. The shares of restricted stock earned from the RSUs will vest as to 50% on April 1, 2006 and 2007, respectively, based on continued employment through such dates. If the proposed merger is consummated, however, all outstanding shares of restricted stock and restricted stock units will vest and be cashed out upon the completion of the proposed merger, as described below. Restricted stock awards are eligible for any dividends if and when paid with respect to our Common Stock.

As of January 29, 2005, the aggregate number and value (based upon the closing price of $21.25 per share of Common Stock on January 29, 2005) of restricted stock and restricted stock units (based on the maximum 200% payout) held by the Named Executive Officers are as follows: 340,000 ($7,225,000) for Mr. Eyler; 110,500 ($2,348,125) for Mr. Feldt; 45,126 ($958,928) for Mr. Kay; 155,626 ($3,307,053) for Mr. Markee and 35,500 ($754,375) for Mr. Barbour.

(4)	Includes $224,748 for personal use of the Company aircraft.
(5)	Includes $197,697 for personal use of the Company aircraft.
(6)	Includes $240,901 for personal use of the Company aircraft.
(7)	Includes the Company’s contributions to (i) the TRU Partnership Employees’ Savings and Profit Sharing Plan (the “Profit Sharing Plan”) in the amount of $10,327 and (ii) the Supplemental Executive Retirement Plan (“SERP”) in the amount of $192,764.
(8)	Includes $27,613 for personal use of the Company car and $17,436 for financial planning.
(9)	Includes the Company’s contributions to (i) the Profit Sharing Plan in the amount of $10,579 and (ii) the SERP in the amount of $85,431. Also includes the payment of premiums on a term life insurance policy in the amount of $6,180.
(10)	Includes the Company’s contributions to (i) the Profit Sharing Plan in the amount of $10,444 and (ii) the SERP in the amount of $90,490.
(11)	Includes $187,064 for relocation.
(12)	Includes the Company’s contributions to (i) the Profit Sharing Plan in the amount of $11,646 and (ii) the SERP in the amount of $108,906.
(13)	Includes $14,749 for personal use of the Company car and $29,849 for financial planning.
(14)	Includes $97,761 for relocation.
(15)	Includes the Company’s contributions to (i) the Profit Sharing Plan in the amount of $11,646 and (ii) the SERP in the amount of $153,559.

Option Grant Table

The following table sets forth certain information concerning stock options granted by the Company during fiscal year 2004 to the Named Executive Officers. The hypothetical present value on the date of grant shown below is presented pursuant to the rules of the Securities and Exchange Commission and is calculated under the modified Black-Scholes model for pricing options. The actual before-tax amount, if any, realized upon the exercise of a stock option will depend upon the excess, if any, of the market price of the Common Stock over the exercise price per share of the stock option at the time the stock option is exercised. There is no assurance that the hypothetical present value or any value of the stock options reflected in these tables will be realized.

Name	Number of Securities Underlying Options Granted(1)		Percent of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price ($/Sh)	Expiration Date	Grant Date Present Value ($)(3)
John Eyler	200,000		12.65%	$16.74	04/01/14	1,369,749
John Barbour	30,000		1.90%	$16.74	04/01/14	205,462
James Feldt	30,000		1.90%	$16.74	04/01/14	205,462
Christopher Kay	57,500		3.64%	$16.74	04/01/14	393,803
	51,000	(4)	3.23%	$16.74	04/01/13	349,286
Richard Markee	87,500		5.53%	$16.74	04/01/14	599,265
	13,841	(4)	0.88%	$16.57	04/01/13	95,865

(1)

All of these stock options were granted pursuant to the Amended and Restated Toys “R” Us, Inc. 1994 Stock Option and Performance Incentive Plan (the “1994 Plan”). All of the options, other than the restoration options granted to Messrs. Kay and Markee in 2004, will vest and become exercisable as to 50% of the shares on April 1, 2006 and 2007, respectively. The restoration options granted to Messrs. Kay and Markee in 2004 vest as to 50% of the shares on April 1, 2005 and 2006, respectively, and became exercisable six months after their grant. Upon exercise of these restoration options, 50% of the “profit shares” (option shares valued in excess of the exercise price) will be subject to forfeiture if the grantee does not remain employed by the Company until April 1, 2006. Such restoration options entitle the holder to additional restoration options under certain circumstances. However, if the proposed merger is consummated, all outstanding options, including the restoration options, will vest and be cashed out and canceled upon completion of the proposed merger, as described below.

(2)	In fiscal year 2004, the Company granted options to employees to purchase 1,581,272 shares of Common Stock.
(3)	The hypothetical present values on grant date are calculated under the modified Black-Scholes model, which is a mathematical formula used to value options traded on stock exchanges. This formula considers a number of factors in estimating an option’s present value. Factors used to value original options issued in fiscal year 2004 include the following:

Grant Date	April 1, 2004	April 27, 2004
Volatility	42.04%	41.62%
Risk Free Rate	2.96%	3.70%

Additional assumptions of 0% dividend yield, 5 year projected time to exercise and 8% to 10% percent per annum risk of forfeiture are applied to all original options granted in fiscal year 2004.

(4)	Represents restoration options granted pursuant to the 1994 Plan.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning the exercise of options by the Named Executive Officers during the last fiscal year and the value of unexercised options held by the Named Executive Officers as of the fiscal year ended January 29, 2005:

Name	Shares of Common Stock Acquired on Exercise	Value Realized ($) (Market Price at Exercise Less Exercise Price)(1)	Shares of Common Stock Underlying Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In- The Money Options at Fiscal Year End ($) Exercisable/Unexercisable
John H. Eyler, Jr.	—	—	2,760,000(2)(7) / 200,000	$16,747,300	902,000
John Barbour	—	—	208,000(3)(7) / 30,000	$1,320,320	135,300
James Feldt	—	—	520,943(4)(7) / 30,000	$3,038,552	135,300
Christopher Kay	103,483	$878,565	414,517(5)(7) / 57,500	$1,317,011	259,325
Richard L. Markee	27,799	$231,284	800,523(6)(7) / 87,500	$2,347,054	394,625

(1)	The amounts set forth under “Value Realized” were not realized in the form of cash but were in the form of 52,483 and 13,958 deferred stock units (“Profit Shares”) for Messrs. Kay and Markee, respectively, and are held in a trust account. The Profit Shares will vest equally on April 1, 2005 and April 1, 2006 for Messrs. Kay and Markee. However, if the proposed merger is consummated, all outstanding Profit Shares will vest and be cashed out and canceled upon completion of the proposed merger, as described below.
(2)	1,860,000 of the options held by Mr. Eyler have vested.
(3)	124,000 of the options held by Mr. Barbour have vested.
(4)	444,000 of the options held by Mr. Feldt have vested.
(5)	306,000 of the options held by Mr. Kay have vested.
(6)	630,000 of the options held by Mr. Markee have vested.
(7)	With respect to the remainder of the options held by each of the Named Executive Officers that have not yet vested, upon exercise of those options, the number of shares having a value equal to the aggregate fair market value on the date of exercise in excess of the aggregate purchase price paid to exercise the options is generally subject to forfeiture, in whole or in part, if grantee does not remain employed by the Company until the third anniversary of the option grant date, subject to certain exceptions. However, if the proposed merger is consummated, all outstanding options will vest and be cashed out and canceled upon completion of the proposed merger, as described below.

Long Term Incentive Plan Awards

No awards were made to the Named Executive Officers during the last fiscal year under any long-term incentive plan, as defined by the Securities Exchange Commission.

Directors’ Compensation

Directors who are not officers or employees of the Company or any of its subsidiaries (“Non-Employee Directors”) are compensated pursuant to: (i) the Toys “R” Us, Inc. Non-Employee Directors’ Stock Option Plan (the “Directors’ Option Plan”); (ii) the Toys “R” Us, Inc. Non-Employee Directors’ Stock Unit Plan (the “Directors’ Unit Plan”); and (iii) the Toys “R” Us, Inc. Non-Employee Directors’ Deferred Compensation Plan (the “Directors’ Deferred Plan”). Each of the Directors’ Option Plan, Directors’ Unit Plan and Directors’ Deferred Plan was approved by stockholders and became effective on June 10, 1999. Directors who are also officers or employees of the Company receive no additional compensation for services as a director, committee participation or special assignments.

Non-Employee Directors are entitled to receive an annual retainer fee of $30,000 in cash or stock units pursuant to the Directors’ Unit Plan for service on the Board and are entitled to receive meeting fees in the form of stock units valued at $1,500 for each Board meeting attended and $1,000 for each committee meeting attended. Each Non-Employee Director who serves as a chair of a committee is entitled to receive additional stock units valued at $10,000 per annum. Each Non-Employee Director who serves on the Executive Committee is entitled to receive additional stock units valued at $35,000 per annum. New Non-Employee Directors receive stock units valued at $50,000 after six months of service. Stock units generally vest one year from the initial award date and are awarded and valued, pending vesting, during the first week of each fiscal quarter. Unless a deferral election is made, stock units will generally be settled: (i) by delivery of Common Stock upon vesting; or (ii) upon termination due to a Non-Employee Director’s earlier (a) death; (b) retirement after age 60 at least six months after the date of the award; (c) resignation to enter public service; or (d) disability.

Once every three years, Non-Employee Directors are granted stock options pursuant to the Directors’ Option Plan. On June 10, 1999 and June 10, 2002, the Company’s then serving Non-Employee Directors were granted options to purchase 30,000 shares of stock. Non-Employee Directors will receive a further grant of options to purchase 30,000 shares on each three-year anniversary of the original option grant date. In light of the anticipated merger, each of the Non-Employee Directors has waived his or her right to receive the June 10, 2005 grant. In addition, after one year of service, new Non-Employee Directors who have not been granted the prior triennial option grant described above are entitled to receive a stock option grant to purchase a pro-rated number of shares of Common Stock based on the number of months remaining in any respective three-year cycle of options grants. Subject to certain exceptions, one-third of such options become exercisable on a cumulative basis on each of the third, fourth and fifth anniversaries of the date of the grant.

Non-Employee Directors may elect to receive the grant of an option in lieu of the payment of all or any portion of the cash retainer fee or stock unit awards described above (other than the award to new Non-Employee Directors of stock units valued at $50,000 described above) at the exchange ratio specified by the Directors’ Option Plan and in accordance with the terms and conditions of the Directors’ Option Plan. Subject to certain exceptions, such options become exercisable on the first anniversary of the date of the grant.

Pursuant to the Directors’ Deferred Plan, Non-Employee Directors can elect to defer compensation, which may be in the form of cash, shares of stock, stock units, and shares of Common Stock receivable upon the exercise of a stock option. Any such election is generally irrevocable. Payment in settlement of any amounts of cash, Common Stock or other property deposited in the deferral accounts established for Non-Employee Directors will generally be made as soon as practicable after the expiration of the deferral period, and in such number of installments as elected by a Non-Employee Director.

At the completion of the proposed merger, the Company will terminate all of its non-qualified deferred compensation plans, including the Directors’ Deferred Plan, and will cause all accounts thereunder to vest and be distributed to participants.

Effect of the Merger on Outstanding Equity Awards

The Merger Agreement provides that all outstanding Company stock options (other than those held by certain employees in the United Kingdom, as described below) will be cashed out and canceled upon completion of the proposed merger. Each option holder will receive an amount in cash, less applicable withholding taxes, without interest, equal to the product of (i) the number of shares of Common Stock subject to each option as of the effective time of the proposed merger, multiplied by (ii) the excess, if any, of $26.75 over the exercise price per share of Common Stock subject to such option. If the amount of such product is zero, no payment will be made. If the holders of options outstanding under the Toys “R” Us 1994 UK Executive Share Option Scheme do not exercise their options prior to the closing of the proposed merger, then their options will expire at the later of the completion of the proposed merger or May 30, 2005.

The Merger Agreement also provides that (i) each outstanding share of our restricted stock will become fully vested as of the closing of the proposed merger and will be converted into the right to receive $26.75 in cash, without interest and less applicable withholding taxes, and (ii) each outstanding stock unit, whether or not vested, will be canceled, and the holder of the stock unit will be entitled to receive $26.75 in cash, without interest and less applicable withholding taxes.

Employment Agreements

Retention Agreement – Mr. Eyler

On January 6, 2000, the Company entered into a retention agreement with John H. Eyler, Jr. (the “Eyler Retention Agreement”). The current term of employment under the Eyler Retention Agreement expires on January 17, 2006. The agreement provides for automatic one-year renewals, unless the Company provides Mr. Eyler with notice of non-renewal at least six months prior to the next renewal date. The Eyler Retention Agreement provides for an initial base salary of $1,000,000, which may be increased at the discretion of the Board or the Compensation and Organizational Development Committee. The Eyler Retention Agreement also provides for participation in any and all insurance and other plans for the benefit of the Company’s senior executive officers that are in effect during the employment period. Mr. Eyler is also entitled to participate in the Company’s incentive bonus plans. On or about April 1 of each year, Mr. Eyler is entitled to receive an annual award of options to purchase not less than 300,000 shares of the Company’s Common Stock. On March 29, 2005, in light of the proposed merger, Mr. Eyler waived his right to receive these options for fiscal year 2005.

The Eyler Retention Agreement provides that, if Mr. Eyler’s employment is terminated for death, disability or retirement, he would be entitled to a lump sum cash payment, payable within thirty days after termination, equal to the sum of: (i) his pro-rated annual base salary payable through the date of termination to the extent not paid, his actual earned incentive bonus for any completed fiscal year to the extent not already paid and his account balances under and subject to the terms of the Company’s benefit plans; and (ii) his pro-rated targeted amount of incentive bonus through the date of termination that would have been payable with respect to the fiscal year in which the date of termination occurs, absent such termination. All unvested options and other equity-based awards would vest on the date of termination. Vested options would remain exercisable through the expiration date of such options. The Company would be obligated to provide for the continuation of health benefits to Mr. Eyler and to his spouse and dependent children under the Company’s benefit plans for the period of time specified in his agreement. In exchange for these payments and benefits, Mr. Eyler must comply with a three-year non-solicitation/non-hiring covenant and a two-year non-competition covenant unless there is a subsequent “Change of Control” (as defined in the Eyler Retention Agreement). The proposed merger would constitute a Change of Control as defined in the Eyler Retention Agreement.

If Mr. Eyler’s employment is terminated by the Company without “Cause”, or if Mr. Eyler terminates his employment for “Good Reason” (as such terms are defined in the Eyler Retention Agreement) in the absence of a Change of Control, Mr. Eyler would be entitled to (i) a lump sum cash payment, payable within thirty days after termination, of: (a) his pro-rated annual base salary payable through the date of termination to the extent not paid and his actual earned incentive bonus for any completed fiscal year to the extent not already paid and (b) his pro-

rated targeted amount of incentive bonus through the date of termination that would have been payable with respect to the fiscal year in which the date of termination occurs, absent such termination; and (ii) payment of an aggregate amount equal to two times his annual base salary in effect on the date of termination plus two times the targeted amount of incentive bonus that would have been paid to him or accrued to him with respect to the fiscal year in which the date of termination occurs, payable in equal installments at least monthly over the twenty-four months following the date of termination. All unvested options would vest on the date of termination. Vested options would remain exercisable through the expiration date of such options. All unvested profit shares and other equity-based awards (including, without limitation, restricted stock and stock units) would vest on the date of termination, with fifty percent of such awards being deliverable to Mr. Eyler promptly following the termination date and the remaining fifty percent of the awards being deliverable on the first anniversary of the termination date. The Company would be obligated to provide for the continuation of health benefits to Mr. Eyler and to his spouse and dependent children under the Company’s benefit plans and to provide Mr. Eyler the continuation of other benefits under the Company’s benefit plans, in each case for the period of time specified in his agreement. Mr. Eyler would be fully vested in any account balance or other benefits provided under any of the Company’s benefit plans. In exchange for these payments and benefits, Mr. Eyler must comply with a two-year non-solicitation/non-hiring covenant and a two-year non-competition covenant unless there is a subsequent Change of Control.

All benefits described in the two immediately preceding paragraphs are also conditioned upon Mr. Eyler executing a Release Agreement (as defined in the Eyler Retention Agreement) and not revoking or challenging the enforceability of the Release Agreement or the Eyler Retention Agreement.

If Mr. Eyler’s employment is terminated by the Company without “Cause” or by Mr. Eyler for “Good Reason” within one hundred and twenty days prior to, or within three years after, a Change of Control, Mr. Eyler would be entitled to a lump sum cash payment, payable within thirty days after termination, of: (i) his pro-rated annual base salary payable through the date of termination to the extent not paid and his actual earned incentive bonus for any completed fiscal year to the extent not already paid; (ii) his pro-rated targeted amount of incentive bonus through the date of termination that would have been payable with respect to the fiscal year in which the date of termination occurs, absent such termination; and (iii) an aggregate amount equal to three times his annual base salary in effect on the date of termination plus three times the targeted amount of incentive bonus that would have been paid to him or accrued to him with respect to the fiscal year in which the date of termination occurs. Mr. Eyler would also be entitled to receive, within thirty days after termination, a lump sum payment of certain benefits to which he would have been entitled under the Company’s benefit plans if he had remained employed by the Company for three years following the date of termination. The Company would also be obligated to provide for the continuation of health benefits to Mr. Eyler and to his spouse and dependent children under the Company’s benefit plans. All unvested options would vest on the termination date. Vested options would remain exercisable through the expiration date of such options. All unvested profit shares and other equity-based awards (including, without limitation, restricted stock and stock units) would vest on the termination date and be deliverable to Mr. Eyler.

The Eyler Retention Agreement provides that, for three years following a Change of Control, the compensation and benefits to which Mr. Eyler is entitled will not be less favorable than that to which he would have been entitled based upon the most favorable of the Company’s benefit plans in effect for Mr. Eyler at any time during the one hundred and twenty day period immediately preceding the Change of Control.

Pursuant to the Eyler Retention Agreement, Mr. Eyler is also entitled, under specified circumstances, to be paid by the Company an amount intended to reimburse him for any excise tax imposed under Section 4999 of the Internal Revenue Code, including any tax payable by reason of such reimbursement.

Retention Agreement – Mr. Barbour

On November 1, 2004, the Company entered into a retention agreement with Mr. Barbour (the “Barbour Retention Agreement”). The Barbour Retention Agreement was amended effective February 9, 2005 to provide that the current term of employment under the agreement expires on January 31, 2007. The Barbour Retention

Agreement, as amended, provides that the Company must give Mr. Barbour notice on or before July 31, 2006 if it does not intend to offer him a new retention agreement on or about January 31, 2007 on terms substantially similar (other than as to compensation amounts) to those proposed to be offered to other executive officers at that time. The Barbour Retention Agreement provides that Mr. Barbour will receive his current annual base salary per year (which may be increased in the discretion of the Compensation and Organizational Development Committee) plus participation in any and all insurance and other plans for the benefit of the Company’s officers, which are in effect during the employment period. Mr. Barbour is also entitled to participate in the Company’s incentive bonus plans. In addition, the Company has agreed to reimburse Mr. Barbour for various relocation expenses (including closing costs) associated with purchasing a primary residence within commuting distance of the Company’s headquarters, in accordance with the Company’s current relocation policy. To the extent such expenses are incurred and reimbursed, the reimbursement payments will include an amount intended to reimburse Mr. Barbour for income taxes payable with respect to such benefit.

The Barbour Retention Agreement provides that, if Mr. Barbour’s employment is terminated for death or disability, he would be entitled to receive a lump sum cash payment equal to the sum of his pro-rated annual base salary payable through the date of termination to the extent not paid, his pro-rated targeted annual bonus that would have been payable with respect to the fiscal year in which the date of termination occurs, absent such termination, and his actual earned incentive awards for any completed fiscal year to the extent not paid, payable within thirty days after termination. If Mr. Barbour’s employment is terminated by his retirement, he would be entitled to receive (i) a lump sum cash payment equal to the sum of his pro-rated annual base salary payable through the date of termination to the extent not paid, and his actual earned incentive awards for any completed fiscal year to the extent not paid, payable within thirty days after termination, and (ii) any benefits to which he may otherwise be entitled, including retirement benefits. In addition, Mr. Barbour may elect to continue coverage under the Company’s medical and dental plans until he reaches age 65, at the cost charged to former employees.

If Mr. Barbour’s employment is terminated by the Company without “Cause”, or if Mr. Barbour terminates his employment for “Good Reason” (as such terms are defined in the Barbour Retention Agreement) in the absence of a Change of Control, Mr. Barbour would be entitled to receive (i) a lump sum cash payment equal to the sum of his pro-rated annual base salary payable through the date of termination to the extent not paid, his pro-rated targeted annual bonus that would have been payable with respect to the fiscal year in which the date of termination occurs, absent such termination, and his actual earned incentive awards for any completed fiscal year to the extent not paid, payable within thirty days after termination; and (ii) payment of an aggregate amount equal to two times his annual base salary in effect on the date of termination, plus two times the targeted amount of incentive bonus that would have been paid to him with respect to the fiscal year in which the date of termination occurs, payable in equal installments at least monthly over the twenty four months following the date of termination. The Company would be obligated to provide for the continuation of health benefits to Mr. Barbour under the Company’s benefit plans for the period of time specified in his agreement. In addition, the Company would be obligated to provide Mr. Barbour the continuation of other benefits under the Company’s benefit plans for the period of time specified in his agreement. Mr. Barbour would be fully vested in any account balance or other benefits provided under any of the Company’s benefit plans. Unvested options and equity-based awards (including, without limitation, restricted stock and stock units) would continue to vest in accordance with their terms for ninety days after the date of termination. Options that are vested at the date of termination or vest thereafter would be exercisable until the expiration date of the options. For two years after the date of termination, the Company would be obligated to continue to provide Mr. Barbour with a leased automobile and financial planning on the same terms as in effect on the date of termination. In exchange for these payments and benefits, Mr. Barbour is subject to a two-year non-competition covenant and a two-year non-solicitation/non-hiring covenant. All benefits described in this paragraph are also conditioned upon Mr. Barbour executing a Release Agreement (as defined in the Barbour Retention Agreement) and not revoking or challenging the enforceability of the Barbour Agreement or the Barbour Retention Agreement.

In the event of termination of Mr. Barbour’s employment by the Company without “Cause” or by Mr. Barbour for “Good Reason,” within six months prior to, or within two years after, a Change of Control, the amounts described in the first and fourth sentences of the immediately preceding paragraph would be payable in a lump sum within thirty days after the later of the termination date or the Change of Control, and all unvested options and other equity-based awards would vest immediately on the later of the date of termination or the Change of Control. Such options would be exercisable until the earlier of the thirty-month anniversary of the termination date or the expiration date of the options, except that if the proposed merger is consummated, such options would be cancelled for a cash payment equal to the excess, if any of $26.75 over the exercise price of the options, less applicable withholding taxes. The proposed merger would constitute a Change of Control as defined in the Barbour Retention Agreement.

The Barbour Retention Agreement provides that, for two years following a Change of Control, the compensation and benefits to which Mr. Barbour is entitled will not be less favorable than that to which he would have been entitled based upon the most favorable of the Company’s benefit plans in effect for Mr. Barbour at any time during the one hundred and twenty day period immediately preceding the Change of Control.

Pursuant to the Barbour Retention Agreement, Mr. Barbour is also entitled, under specified circumstances, to be paid by the Company an amount intended to reimburse him for any excise tax imposed under Section 4999 of the Internal Revenue Code, including any tax payable by reason of such reimbursement.

The Barbour Retention Agreement, as amended, provides that Mr. Barbour will provide the Company with three months notice prior to his resignation.

Retention Agreement – Mr. Markee

On May 1, 1997, the Company entered into a retention agreement with Mr. Markee (the “Markee Retention Agreement”). The current term of employment under the Markee Retention Agreement expires on May 1, 2006. The Markee Retention Agreement provides for automatic one-year renewals, unless the Company provides Mr. Markee with notice of non-renewal at least six months prior to the next renewal date. The Markee Retention Agreement provides for a specified base salary per year (which may, and has been, increased in the discretion of the Compensation and Organizational Development Committee) plus participation in any and all insurance and other plans for the benefit of the Company’s officers that are in effect during the employment period. Mr. Markee is also entitled to participate in the Company’s incentive bonus plans.

If Mr. Markee’s employment is terminated by the Company without “Cause”, or if Mr. Markee terminates his employment for “Good Reason” (as such terms are defined in the Markee Retention Agreement) in the absence of a Change of Control, Mr. Markee would be entitled to receive (i) a lump sum cash payment equal to the sum of his pro-rated annual base salary payable through the date of termination to the extent not paid, his pro-rated targeted annual bonus and long-term incentive awards through the date of termination that would have been payable with respect to the fiscal year in which the date of termination occurs, absent such termination, and his actual earned annual or long-term incentive awards for any completed fiscal year to the extent not paid, payable within thirty days after termination; and (ii) payment of an aggregate amount equal to two times his annual base salary in effect on the date of termination, plus two times the targeted amount of incentive bonus that would have been paid to him with respect to the fiscal year in which the date of termination occurs plus two times the targeted amount of the long-term incentive awards that would have been paid to him with respect to that fiscal year, payable in equal installments at least monthly over the twenty four months following the date of termination. The Company would be obligated to provide for the continuation of health benefits to Mr. Markee under the Company’s benefit plans for the period of time specified in his agreement. In addition, the Company would be obligated to provide Mr. Markee the continuation of other benefits under the Company’s benefit plans for the period of time specified in his agreement. Mr. Markee would be fully vested in any account balance or other benefits provided under any of the Company’s benefit plans. Unvested options and unvested profit shares would continue to vest in accordance with their terms for two years after the date of termination, with all remaining unvested options, and, subject to certain exceptions, unvested profit shares, vesting on the second anniversary of the termination date. Options that are vested at the date of termination or vest thereafter would be exercisable until the earlier of the thirty-month anniversary of the termination date or the expiration date of the options. Any other unvested equity-based awards (including, without limitation, restricted stock and stock units) would vest on a pro rata basis determined by a fraction specified in the Markee Retention Agreement on the second anniversary of the date of termination. In exchange for these payments and benefits, Mr. Markee is subject to a two-year non-competition covenant (other than in the event of termination following a Change of Control or if there is a subsequent Change of Control) and a two-year non-solicitation/non-hiring covenant. All benefits described in this paragraph are also conditioned upon Mr. Markee executing a Release Agreement (as defined in the Markee Retention Agreement) and not revoking or challenging the enforceability of the Release Agreement or the Markee Retention Agreement.

In the event of termination of Mr. Markee’s employment by the Company without “Cause” or by Mr. Markee for “Good Reason,” whether before or after a Change of Control, following a Change of Control, any remaining amounts described in the first, third and fourth sentences of the immediately preceding paragraph would be payable in a lump sum within thirty days after the later of the termination date or the Change of Control, and all unvested options and other equity-based awards would vest immediately on the later of the date of termination or the Change of Control. Such options would be exercisable until the earlier of the thirty-month anniversary of the termination date or the expiration date of the options, except that if the proposed merger is consummated, such options would be cancelled for a cash payment equal to the excess, if any of $26.75 over the exercise price of the options, less applicable withholding taxes. The proposed merger would constitute a Change of Control as defined in the Markee Retention Agreement.

The Markee Retention Agreement provides that, for two years following a Change of Control, the compensation and benefits to which Mr. Markee is entitled will not be less favorable than that to which he would have been entitled based upon the most favorable of the Company’s benefit plans in effect for Mr. Markee at any time during the one hundred and twenty day period immediately preceding the Change of Control.

Pursuant to the Markee Retention Agreement, Mr. Markee is also entitled, under specified circumstances, to be paid by the Company an amount intended to reimburse him for any excise tax imposed under Section 4999 of the Internal Revenue Code, including any tax payable by reason of such reimbursement.

Retention Agreement – Mr. Kay

On August 3, 2000, the Company entered into a retention agreement with Mr. Kay (the “Kay Retention Agreement”). The current term of employment under the Kay Retention Agreement expires on August 3, 2005. The Kay Retention Agreement provides for automatic one-year renewals, unless the Company provides Mr. Kay with notice of non-renewal at least six months prior to the next renewal date. The Kay Retention Agreement provides for a specified base salary per year (which may, and has been, increased in the discretion of the Compensation and Organizational Development Committee) plus participation in any and all insurance and other plans for the benefit of the Company’s officers that are in effect during the employment period. Mr. Kay is also entitled to participate in the Company’s incentive bonus plans.

If Mr. Kay’s employment is terminated by the Company without “Cause”, or if Mr. Kay terminates his employment for “Good Reason” (as such terms are defined in the Kay Retention Agreement) in the absence of a Change of Control, Mr. Kay would be entitled to receive (i) a lump sum cash payment equal to the sum of his pro-rated annual base salary payable through the date of termination to the extent not paid, his pro-rated targeted annual bonus and long-term incentive awards through the date of termination that would have been payable with respect to the fiscal year in which the date of termination occurs, absent such termination, and his actual earned annual or long-term incentive awards for any completed fiscal year to the extent not paid, payable within thirty days after termination; and (ii) payment of an aggregate amount equal to two times his annual base salary in effect on the date of termination, plus two times the targeted amount of incentive bonus that would have been paid to him with respect to the fiscal year in which the date of termination occurs, payable in equal installments at least monthly over the twenty four months following the date of termination. The Company would be obligated to provide for the continuation of health benefits to Mr. Kay under the Company’s benefit plans for the period of time specified in his agreement. In addition, the Company would be obligated to provide Mr. Kay the continuation of other benefits under the Company’s benefit plans for the period of time specified in his agreement. Mr. Kay would be fully vested in any account balance or other benefits provided under any of the Company’s benefit plans. Unvested options and unvested profit shares would continue to vest in accordance with their terms for two years after the date of termination, with all remaining unvested options, and, subject to certain exceptions, unvested profit shares, vesting on the second anniversary of the termination date. Options that are vested at the date of termination or vest thereafter would be exercisable until the earlier of the thirty-month anniversary of the termination date or the expiration date of the options. Any other unvested equity-based awards (including, without limitation, restricted stock and stock units) would vest on a pro rata basis determined by a fraction specified in the Kay Retention Agreement on the second anniversary of the date of termination. In exchange for these payments and benefits, Mr. Kay is subject to a two-year non-competition covenant (other than in the event of termination following a Change of Control or if there is a subsequent Change of Control) and a two-year non-solicitation/non-hiring covenant. All benefits described in this paragraph are also conditioned upon Mr. Kay executing a Release Agreement (as defined in the Kay Retention Agreement) and not revoking or challenging the enforceability of the Release Agreement or the Kay Retention Agreement.

In the event of termination of Mr. Kay’s employment by the Company without “Cause” or by Mr. Kay for “Good Reason,” whether before or after a Change of Control, following a Change of Control, any remaining amounts described in the first, third and fourth sentences of the immediately preceding paragraph would be payable in a lump sum within thirty days after the later of the termination date or the Change of Control, and all unvested options and other equity-based awards would vest immediately on the later of the date of termination or the Change of Control. Such options would be exercisable until the earlier of the thirty-month anniversary of the termination date or the expiration date of the options, except that if the proposed merger is consummated, such options would be cancelled for a cash payment equal to the excess, if any of $26.75 over the exercise price of the options, less applicable withholding taxes. The proposed merger would constitute a Change of Control as defined in the Kay Retention Agreement.

The Kay Retention Agreement provides that, for two years following a Change of Control, the compensation and benefits to which Mr. Kay is entitled will not be less favorable than that to which he would have been entitled based upon the most favorable of the Company’s benefit plans in effect for Mr. Kay at any time during the one hundred and twenty day period immediately preceding the Change of Control.

Pursuant to the Kay Retention Agreement, Mr. Kay is entitled, under specified circumstances, to be paid by the Company an amount intended to reimburse him for any excise tax imposed under Section 4999 of the Internal Revenue Code, including any tax payable by reason of such reimbursement.

The Kay Retention Agreement provides that Mr. Kay will provide the Company with six months notice prior to his resignation.

Retention Agreement – Mr. Feldt

On March 1, 1999, the Company entered into a retention agreement with Mr. Feldt (the “Feldt Retention Agreement”). The current term of employment under the Feldt Retention Agreement expires on March 1, 2006. The Feldt Retention Agreement provides for automatic one-year renewals, unless the Company provides Mr. Feldt with notice of non-renewal at least six months prior to the next renewal date. The Feldt Retention Agreement provides for a specified base salary per year (which may, and has been, increased in the discretion of the Compensation and Organizational Development Committee) plus participation in any and all insurance and other plans for the benefit of the Company’s officers that are in effect during the employment period. Mr. Feldt is also entitled to participate in the Company’s incentive bonus plans.

If Mr. Feldt’s employment is terminated by the Company without “Cause”, or if Mr. Feldt terminates his employment for “Good Reason” (as such terms are defined in the Feldt Retention Agreement) in the absence of a

Change of Control, Mr. Feldt would be entitled to receive (i) a lump sum cash payment equal to the sum of his pro-rated annual base salary payable through the date of termination to the extent not paid, his pro-rated targeted annual bonus and long-term incentive awards through the date of termination that would have been payable with respect to the fiscal year in which the date of termination occurs, absent such termination, and his actual earned annual or long-term incentive awards for any completed fiscal year to the extent not paid, payable within thirty days after termination; and (ii) payment of an aggregate amount equal to two times his annual base salary in effect on the date of termination, plus two times the targeted amount of incentive bonus that would have been paid to him with respect to the fiscal year in which the date of termination occurs plus two times the targeted amount of the long-term incentive awards that would have been paid to him with respect to that fiscal year, payable in equal installments at least monthly over the twenty four months following the date of termination. The Company would be obligated to provide for the continuation of health benefits to Mr. Feldt under the Company’s benefit plans for the period of time specified in his agreement. In addition, the Company would be obligated to provide Mr. Feldt the continuation of other benefits under the Company’s benefit plans for the period of time specified in his agreement. Mr. Feldt would be fully vested in any account balance or other benefits provided under any of the Company’s benefit plans. Unvested options and unvested profit shares would continue to vest in accordance with their terms for two years after the date of termination, with all remaining unvested options, and, subject to certain exceptions, unvested profit shares, vesting on the second anniversary of the termination date. Options that are vested at the date of termination or vest thereafter would be exercisable until the earlier of the thirty-month anniversary of the termination date or the expiration date of the options. Any other unvested equity-based awards (including, without limitation, restricted stock and stock units) would vest on a pro rata basis determined by a fraction specified in the Feldt Retention Agreement on the second anniversary of the date of termination. In exchange for these payments and benefits, Mr. Feldt is subject to a two-year non-competition covenant (other than in the event of termination following a Change of Control or if there is a subsequent Change of Control) and a two-year non-solicitation/non-hiring covenant. All benefits described in this paragraph are also conditioned upon Mr. Feldt executing a Release Agreement (as defined in the Feldt Retention Agreement) and not revoking or challenging the enforceability of the Release Agreement or the Feldt Retention Agreement.

In the event of termination of Mr. Feldt’s employment by the Company without “Cause” or by Mr. Feldt for “Good Reason,” whether before or after a Change of Control, following a Change of Control, any remaining amounts described in the first, third and fourth sentences of the immediately preceding paragraph would be payable in a lump sum within thirty days after the later of the termination date or the Change of Control, and all unvested options and other equity-based awards would vest immediately on the later of the date of termination or the Change of Control. Such options would be exercisable until the earlier of the thirty-month anniversary of the termination date or the expiration date of the options, except that if the proposed merger is consummated, such options would be cancelled for a cash payment equal to the excess, if any of $26.75 over the exercise price of the options, less applicable withholding taxes. The proposed merger would constitute a Change of Control as defined in the Feldt Retention Agreement.

The Feldt Retention Agreement provides that, for two years following a Change of Control, the compensation and benefits to which Mr. Feldt is entitled will not be less favorable than that to which he would have been entitled based upon the most favorable of the Company’s benefit plans in effect for Mr. Feldt at any time during the one hundred and twenty day period immediately preceding the Change of Control.

Pursuant to the Feldt Retention Agreement, Mr. Feldt is also entitled, under specified circumstances, to be paid by the Company an amount intended to reimburse him for any excise tax imposed under Section 4999 of the Internal Revenue Code, including any tax payable by reason of such reimbursement.

The Feldt Retention Agreement provides that Mr. Feldt will provide the Company with six months notice prior to his resignation.

Retention/Success Bonus Agreements

In addition to the Retention Agreements described above, the Company and each of the Named Executive Officers, except John H. Eyler, Jr., has entered into a letter agreement dated on or about March 7, 2005 that provides that the Named Executive Officer is eligible to receive a retention/success bonus in conjunction with his or her work as part of the Company’s ongoing strategic review. To receive this bonus, the Named Executive Officer must be actively employed by the Company at the time the Company’s toys and babies businesses are legally separated, or the entire Company has been sold, provided that the closing occurs no later than December 31, 2006. The amount of the retention/success bonus will equal one or two times the Named Executive Officer’s base salary immediately prior to the closing of the transaction, depending on the structure of an eventual transaction. If the Company is acquired pursuant to the Merger Agreement, each of the Named Executive Officers, except for John H. Eyler, Jr., will receive a retention success bonus equal to two times the Named Executive Officer’s base salary immediately prior to the closing of the merger.

Compensation and Organizational Development Committee Interlocks and Insider Participation

The members of the Compensation and Organizational Development Committee during the fiscal year ended January 29, 2005 were Messrs. Hill, Matthews and Newman, none of whom is a current or former officer or employee of the Company or any of its subsidiaries. None of the members of the Compensation and Organizational Development Committee had any relationship with the Company during the last fiscal year requiring disclosure under Item 404 of Regulation S-K. During the last fiscal year, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Board of Directors or our Compensation and Organizational Development Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of the Company’s existing equity compensation plans as of January 29, 2005: the Amended and Restated Non-Employee Directors’ Stock Option Plan (the “1997 Directors’ Stock Option Plan”), the Directors’ Option Plan, the Directors’ Unit Plan, the Amended and Restated 1994 Stock Option and Performance Incentive Plan (the “1994 Plan”), the Amended and Restated 1995 Employee Stock Option Plan (the “1995 Employee Stock Option Plan”), the Amended and Restated 1997 Employee Stock Option Plan (the “1997 Employee Stock Option Plan”), the 2001 Stock Option, and Performance Incentive Plan (the “2001 Plan”).

	(a)		(b)	(c)		(d)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights		Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))		Total of Securities Reflected in Columns (a) and (c)
Equity Compensation Plans Approved by Stockholders	12,853,458		$19.79	4,575,712	(2)	17,429,170
Equity Compensation Plans Not Approved by Stockholders(3)	17,820,545		$18.07	8,747,494		26,568,039
TOTAL:	30,674,003	(1)	$18.74	13,323,206		43,997,209

(1)	This figure includes 28,998,981 stock options, 1,388,022 restricted shares and 287,000 stock units outstanding, granted or awarded under the 1994 Plan, the 2001 Plan, the 1997 Directors’ Stock Option Plan, the 1995 Employee Stock Option Plan, the Directors’ Option Plan, the Directors’ Unit Plan, and prior stock incentive plans no longer in effect. Stock units represent the right to receive Common Stock in the future, which right is, in some cases, subject to the satisfaction of performance or other conditions. This figure also includes outstanding options to purchase 140,889 shares of Common Stock under an individual award to Robert Nakasone dated May 17, 1995 that was ratified by stockholders.
(2)	Of these shares, (i) 3,557,575 shares remain available for future issuance under the 2001 Plan, (ii) 439,058 shares remain available for issuance under the Directors’ Option Plan and (iii) 579,079 shares remain available for issuance under the 1994 Plan. Equity awards which may be granted under the 2001 Plan and the 1994 Plan that would not be includable in column (a) when issued include restricted or unrestricted shares of Common Stock. No more than 5,000,000 shares, in the aggregate, may be issued under the 2001 Plan and the 1994 Plan in the form of restricted or unrestricted shares or stock units. The Directors’ Unit Plan provides for the grant of stock units, representing the right to receive Common Stock in the future. The number of stock units granted is based on the dollar amount of compensation specified for various aspects of board service, divided by the fair market value of the Common Stock on the dates such stock units are granted. There is no share limit under the Directors’ Unit Plan, but it has a term of ten years from the date of grant.
(3)	The 1995 Employee Stock Option Plan, the 1997 Employee Stock Option Plan and the Employee Stock Purchase Plan, which have not been approved by the Company’s stockholders, are described below.

Summary Description of the Company’s Non-Stockholder Approved Equity Compensation Plans

The purpose of the 1995 Employee Stock Option Plan and the 1997 Employee Stock Option Plan (together, the “Non-Stockholder Approved Option Plans”) is to encourage and enable all eligible employees to acquire a proprietary interest in the Company through the ownership of the Company’s Common Stock. The maximum aggregate number of shares of Common Stock available for award under each of the Non-Stockholder Approved Option Plans is 15,000,000, of which 8,747,494 remained available under both plans in the aggregate as of January 29, 2005. The Non-Stockholder Approved Option Plans provide for the grant of nonqualified stock options to eligible participants, which include all employees of (and in the case of the 1997 Employee Stock Option Plan, consultants and agents to) the Company or any of its subsidiaries other than executive officers of the Company. The Compensation and Organizational Development Committee shall determine the terms of each option, including the exercise price per share, but in no event shall the exercise price be less than 90% of the fair market value of the Company’s Common Stock on the date the option is granted.

The Company maintains the Employee Stock Purchase Plan under which employees may, by payroll deduction, purchase shares of Common Stock on the open market at fair market value through a broker designated by the Company. For each 10% of employee dollars used to purchase shares through Employee Stock Purchase Plan, the Company makes a matching grant to the employee in the form of an award of unrestricted Common Stock under the 2001 Plan, the 1994 Plan or any future equity compensation plan approved by the Company’s stockholders. In connection with the Merger Agreement, the Company terminated the Employee Stock Purchase Plan immediately after the first purchase date occurring after March 17, 2005.

SECURITIES OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

Directors’ and Executive Officers’ Ownership of the Company

The following table sets forth the number of shares of Common Stock of the Company beneficially owned, as of March 31, 2005, by the Named Executive Officers, each director, and all directors and executive officers as a group. The table also sets forth ownership information for these individuals regarding unvested stock options and stock units for which these individuals are not deemed to beneficially own the underlying shares of Common Stock. No individual director or Named Executive Officer beneficially owned in excess of one percent of the outstanding Common Stock, as of March 31, 2005, except for John H. Eyler, Jr. who owned 1.17% of the outstanding Common Stock as of March 31, 2005. The group consisting of all directors, Named Executive Officers and other executive officers beneficially owned approximately 2.4% of the outstanding shares of Common Stock, as of March 31, 2005.

Name of Beneficial Owner	Shares Beneficially Owned*		Options Exercisable Within 60 Days	Options Not Exercisable Within 60 Days	Stock Units, Restricted Stock Units, Deferred Stock Units, and “Profit Shares”(1)
John Barbour	35,500		178,000	60,000	—
RoAnn Costin	1,500		52,500	30,000	23,480
John H. Eyler, Jr.	365,000		2,220,000	740,000	200,000
Roger N. Farah	1,000		—	30,000	26,776
James Feldt	110,500		494,471	56,472	7,057
Peter A. Georgescu	5,000		31,464	36,069	3,269
Cinda A. Hallman	5,510		—	10,833	1,039
Calvin Hill	1,000	(2)	51,000	30,000	24,353
Nancy Karch	1,500		1,389	32,778	16,742
Christopher K. Kay	62,463		383,258	88,759	102,483
Richard L. Markee	237,539	(3)	750,261	137,762	74,477
Norman S. Matthews	4,000		64,500	30,000	44,714
Arthur B. Newman	5,000		62,000	30,000	46,817
Frank R. Noonan	2,000		—	2,500	5,956
All directors and executive officers as a group (16 persons)	922,173		4,446,843	1,420,173	577,163

*	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock with respect to which such person has (or has the right to acquire within 60 days, i.e., by May 30, 2005 in this case) sole or shared voting power or investment power.
(1)	Includes the following: (i) for non-employee directors, stock units and deferred stock units granted pursuant to the Directors’ Unit Plan and the Stock Unit Plan for Non-Employee Directors of Toys “R” Us, Inc., and (ii) for the executive officers, restricted stock, restricted stock units and “profit shares” deferred pursuant to the Partnership Group Deferred Compensation Plan. In each case, the holder does not have (and does not have the right to acquire within 60 days) sole or shared voting power or investment power over the underlying Common Stock, and therefore is not deemed to be the beneficial owner of the underlying Common Stock. The stock units are included in the table because they represent an additional financial interest that is subject to the same market risk as the Company’s Common Stock.
(2)	Excludes 135 shares of Common Stock beneficially owned by Mr. Hill’s wife, as to which Mr. Hill disclaims beneficial ownership.
(3)	Includes 34,000 stock units that will vest and convert to shares of Common Stock on a one-for-one basis on or before May 30, 2005.

Security Ownership by Certain Beneficial Owners

The information below is based on a review of all statements on Schedules 13D and 13G filed with the SEC, except as otherwise known by the Company. As of March 31, 2005, these stockholders have reported the following ownership of shares of the Company’s Common Stock, which represents the following percent of outstanding shares of the Company’s Common Stock as of that date:

Stockholder Name and Address	Shares	Percent of Outstanding Shares as of March 31, 2005
Brandes Investment Partners, L.P.[1] 11988 El Camino Real Suite 500 San Diego, CA 92130	23,540,202	10.7%

FMR Corp.[2] 82 Devonshire Street Boston, MA 02109	11,022,580	5.0%

[1]	According to Amendment No. 5 to Schedule 13G, dated February 14, 2005, filed with the SEC by Brandes Investment Partners, L.P., an investment adviser, Brandes Investment Partners, Inc., Brandes Worldwide Holdings, L.P., Charles H. Brandes, Glenn R. Carlson and Jeffrey A. Busby (collectively, “Brandes”), on December 31, 2004, Brandes was the beneficial owner of 23,540,202 shares of Common Stock with shared voting power over 18,798,935 shares, sole voting power over none of the shares, shared dispositive power over all 23,540,202 shares and sole dispositive power over none of the shares. Under that filing, each of Brandes Investment Partners, Inc., Charles H. Brandes, Glenn R. Carlson and Jeffrey A. Busby, who are control persons of the investment adviser, disclaimed direct ownership as to all of these shares, except for an amount equal to substantially less than 1% of such shares. In addition, Brandes Worldwide Holdings, L.P. who is a control person of the investment advisor, disclaimed direct ownership to all of such shares.
[2]	According to Schedule 13G, dated February 14, 2005, filed with the SEC by FMR Corp., Edward C. Johnson III, Abigail P. Johnson, Fidelity Management & Research Company, an investment advisor, Fidelity Management Trust Company and Fidelity International Limited (collectively, “FMR”), on December 31, 2004, FMR was the beneficial owner of 11,022,580 shares of Common Stock with shared voting power over none of the shares, sole voting power over 1,247,907 of the shares, shared dispositive power over none of the shares and sole dispositive power over all 11,022,580 shares.

Directors’ and Executive Officers’ Ownership of Toysrus.com, Inc.

As of March 31, 2005, 43,514,473 shares of Toysrus.com, Inc. common stock were outstanding. As of that date, the Company owned 38,465,303 shares of common stock and 8,000,000 shares of preferred stock of Toysrus.com, Inc. The shares of preferred stock are convertible at any time into an aggregate of 80,000,000 shares of common stock of Toysrus.com, Inc. Toysrus.com, Inc., owns 66.8% of Toysrus.com LLC, the operating company for the Company’s online business. The following table sets forth the number of shares of common stock of Toysrus.com, Inc. beneficially owned, as of March 31, 2005, by each Named Executive Officer, each director and all directors and executive officers as a group. No individual director or executive officer beneficially owned in excess of one percent of the outstanding common stock of Toysrus.com, Inc., as of March 31, 2005, except for John Barbour who owned 4.6% of the outstanding common stock of Toysrus.com, Inc. as of March 31, 2005. The group consisting of all directors and executive officers beneficially owned approximately 8.0% of the shares of common stock of Toysrus.com, Inc., as of March 31, 2005.

Name of Beneficial Owner	Shares Beneficially Owned*		Options Exercisable Within 60 Days
John Barbour	2,000,000		—
RoAnn Costin	—		10,000
John H. Eyler, Jr.	—		300,000
James E. Feldt	—		75,000
Calvin Hill	10,000		—
Christopher K. Kay	—		85,000
Richard L. Markee	75,000	(1)	—
Norman S. Matthews	20,000		—
Arthur B. Newman	20,000		—
All directors and executive officers as a group (16 persons)	2,125,000		1,470,000

*	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock with respect to which such person has (or has the right to acquire within 60 days, i.e., by May 30, 2005 in this case) sole or shared voting power or investment power.
(1)	Excludes 15,000 shares owned by Mr. Markee’s two daughters. Mr. Markee disclaims beneficial ownership of these shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John Barbour, Executive Vice President-President-Toys “R” Us U.S., has an outstanding loan from Toysrus.com, Inc. This loan was originally incurred by Mr. Barbour in 2000, when he was chief executive officer of Toysrus.com, Inc., a subsidiary of the Company, in connection with his option to purchase shares of common stock of Toysrus.com, Inc. in that year. As of January 29, 2005, $600,000 principal amount of this loan plus accrued interest was outstanding, which was the largest amount of this loan that was outstanding during fiscal year 2004. The current annual interest rate is 7.0%. This loan is a non-recourse obligation and is secured solely by a pledge of the shares of Toysrus.com, Inc. common stock owned by Mr. Barbour. This loan continues to remain outstanding as of the date of this Annual Report on Form 10-K.

Consistent with applicable law, the Company and its subsidiaries no longer make loans to the Company’s directors and executive officers.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Auditors

The Audit Committee has appointed Ernst & Young LLP as the Company’s independent auditors to conduct the audit of the Company’s financial statements for the fiscal year ending January 28, 2006. Ernst & Young LLP also served as the Company’s independent auditors for the fiscal year ended January 29, 2005.

Audit Fees

The aggregate fees billed by Ernst & Young LLP and the member firms of Ernst & Young, and their respective affiliates (collectively, “Ernst & Young”) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended January 29, 2005 and January 31, 2004 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered during those fiscal years on behalf of the Company were as follows:

	Fiscal Year 2004	Fiscal Year 2003
Audit Fees(a)	$8,220,000	$1,969,000
Audit Related Fees(b)	$124,000	$63,000
Tax Fees(c)	$628,000	$1,098,000
All Other Fees	$—	$—

(a)	For fiscal years 2004 and 2003, the audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual financial statements, review of financial statements included in the Company’s 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements. Additionally, fiscal year 2004’s audit fees also include fees for professional services performed in connection with the audit procedures related to the Company’s lease accounting restatements ($947,000), the Company’s Sarbanes-Oxley Section 404 audit ($2,895,000) and separate stand-alone financial statement audits of the businesses of Babies “R” Us ($1,225,000) and Toys “R” Us (including the International division) ($525,000).
(b)	For fiscal years 2004 and 2003, audit-related fees consist of fees for consultation on accounting matters and Sarbanes-Oxley Section 404 compliance.
(c)	For fiscal year 2004, tax fees include fees of $107,000 for tax returns preparation assistance, $216,000 for tax audits assistance, and $305,000 for tax consultation. For fiscal year 2003, tax fees consist of $136,000 for tax returns preparation assistance, $358,000 for tax audits assistance, and $604,000 for tax consultation.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by Ernst & Young. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by Ernst & Young. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee may delegate pre-approval authority to one or more of its members. Such member or members must report any decision to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on Page 83 of this report on Form 10-K. We will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

/s/ JOHN H. EYLER, JR.
John H. Eyler, Jr. Chairman of the Board, President and Chief Executive Officer

Date: April 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of April 2005.

Signature	Title

/s/ JOHN H. EYLER, JR. John H. Eyler, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ RAYMOND L. ARTHUR Raymond L. Arthur	Executive Vice President – Chief Financial Officer (Principal Financial Officer)

/s/ CHARLES D. KNIGHT Charles D. Knight	Vice President – Corporate Controller (Principal Accounting Officer)

* RoAnn Costin	Director

* Roger N. Farah	Director

* Peter A. Georgescu	Director

* Cinda A. Hallman	Director

* Calvin Hill	Director

* Nancy Karch	Director

* Norman S. Matthews	Director

* Arthur B. Newman	Director

* Frank R. Noonan	Director

The foregoing constitutes all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

*By /s/ JOHN H. EYLER, JR.
John H. Eyler, Jr., Attorney-In-Fact

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this Report:

Exhibit No.	Document
2.1	Agreement and Plan of Merger, dated as of March 17, 2005, among the Registrant., Global Toys Acquisition, LLC and Global Toys Acquisition Merger Sub, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated March 22, 2005, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Form 8-B, filed on January 3, 1996 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Form 10-Q, filed on May 3, 2003 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-3, No. 333-84258, filed on May 13, 2002 and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated as of April 16, 1999, by and between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Registrant’s Current Report on Form 8-K, dated April 16, 1999 and incorporated herein by reference). The Rights Agreement includes the form of Rights Certificate (as Exhibit A thereto) and the Summary of Rights to Purchase Common Stock (as Exhibit B thereto).

4.3	Amendment dated as of June 3, 2002 to Amended and Restated Rights Agreement (filed as Exhibit 1 to the Registrant’s Quarterly Report on Form 10-Q, dated June 17, 2002 and incorporated herein by reference).

4.4	Form of Rights (included in Exhibit 4.2 above).

4.5	Second Amendment to Rights Agreement, dated March 17, 2005, to the Amended and Restated Rights Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated March 22, 2005 and incorporated herein by reference).

4.6	Form of Indenture between the Registrant and Fleet Bank, as trustee, pursuant to which securities in one or more series up to $300,000,000 in principal amount may be issued by the Registrant (filed as Exhibit 4 to the Registrant’s Registration Statement on Form S-3, No. 33-42237, filed on August 31, 1991 and incorporated herein by reference).

4.7	Form of Registrant’s 8.75% Debentures due 2021 (filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K, dated August 29, 1991 and incorporated herein by reference).

4.8	Indenture, dated July 24, 2001, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, No. 333-73800 filed on November 20, 2001 and incorporated herein by reference).

4.9	Form of Registrant’s 6.875% Notes due 2006 and form of Registrant’s 7.25% Notes due 2011 (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, No. 333-73800, filed on November 20, 2001 and incorporated herein by reference).

4.10	Form of Registrant’s 7.875% Notes due 2013 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2003 and incorporated herein by reference).

4.11	Form of Registrant’s 7.375% Notes due 2018 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 22, 2003 and incorporated herein by reference).

Exhibit No.	Document
4.12	Purchase Contract Agreement dated as of May 28, 2002 between the Registrant and The Bank of New York, as purchase contract agent (filed as Exhibit 4.11 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.13	Certificate representing the Registrant’s Equity Security Units (filed as Exhibit 4.12 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.14	Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.13 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.15	First Supplemental Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.14 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.16	Certificate representing the Registrant’s Senior Note issued in connection with Registrant’s Equity Security Units (filed as Exhibit 4.15 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.17	Pledge Agreement, dated as of May 28, 2002 among the Registrant, JPMorgan Chase Bank, as collateral agent, custodial agent and securities intermediary and The Bank of New York, as purchase contract agent (filed as Exhibit 4.16 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.18	Five-Year Credit Agreement, dated as of September 19, 2001, among the Registrant, the lenders party thereto, The Bank of New York, as Administrative Agent, Citibank, N.A., and J.P. Morgan Chase, as Co-Syndication Agents, and Credit Suisse First Boston, First Union National Bank, The Dai-Ichi Kangyo Bank, Ltd. and Societe General, as Co-Documentation Agents, and BNY Capital Markets, Inc., as Lead Manager and Book Manager (filed as Exhibit 4(vi) to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

4.19	Amendment No. 1 to the Five-Year Credit Agreement, dated as of May 16, 2002 (filed as Exhibit 4.1 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended November 2, 2002 and incorporated herein by reference).

4.20	Amendment No. 2 to the to the Five-Year Credit Agreement, dated as of August 26, 2002 (filed as Exhibit 4.2 to the Registrant’s quarterly report on Form 10-Q for the quarterly period ended November 2, 2002 and incorporated herein by reference).

4.21	Lease Agreement dated as of September 26, 2001 between First Union Development Corporation (currently Wachovia Development Corporation), as Lessor, and the Registrant, as Lessee (filed as Exhibit 4(viii) to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

4.22	Participation Agreement dated as of September 26, 2001 among the Registrant, as the Construction Agent and as the Lessee, First Union Development Corporation (currently Wachovia Development Corporation), as the Borrower and as the Lessor, the various financial institutions and other institutional investors which are parties thereto from time to time, as the Tranche A Note Purchasers, the various banks and other lending institutions which are parties thereto from time to

Exhibit No.	Document
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

4.23	Substantially all other long-term debt of Registrant (which other debt does not exceed on an aggregate basis 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis) is evidenced by, among other things, (i) commercial paper, (ii) industrial revenue bonds issued by industrial development authorities and guaranteed by Registrant, (iii) mortgages held by third parties on real estate owned by Registrant, (iv) stepped coupon guaranteed bonds held by a third party and guaranteed by Registrant and (v) a yen denominated note payable collateralized by the expected future yen cash flows from license fees from Toys “R” Us – Japan. Registrant will file with the Securities and Exchange Commission (the “Commission”) copies of constituent documents upon the request of the Commission.

10.1	Form of Indemnification Agreement, between Registrant and each director of the Registrant (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

10.2*	Amended and Restated Toys “R” Us, Inc. 1994 Stock Option and Performance Incentive Plan effective as of November 1, 1993 (the “1994 Plan”) (filed as Exhibit A to Registrant’s Proxy Statement for the year ended February 1, 1997 and incorporated herein by reference).

10.3*	Amendment to the 1994 Plan, effective March 2, 2004 (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

10.4*	Amendment to the 1994 Plan, effective March 16, 2004 (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

10.5*	Amended and Restated 1995 Employee Stock Option Plan, effective as of June 30, 2000 (the “1995 Plan”) (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference).

10.6*	Amendment to the 1995 Plan, effective as of March 2, 2004 (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

10.7*	Amended and Restated 1997 Employee Stock Option Plan, effective as of June 30, 2000 (the “1997 Plan”) (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference).

10.8*	Amendment to the 1997 Plan, effective as of March 2, 2004 (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

10.9*	Toys “R” Us, Inc. 2001 Stock Option and Performance Incentive Plan, effective as of June 6, 2001 (the “2001 Plan”) (filed as Exhibit B to Registrant’s Proxy Statement for the year ended February 3, 2001 and incorporated herein by reference).

10.10*	Amendment to the 2001 Plan, effective as of March 2, 2004 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

Exhibit No.	Document
10.11*	Amendment to the 2001 Plan, effective March 16, 2004 (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

10.12*	Amended and Restated Toys “R” Us, Inc. Non-Employee Directors’ Stock Option Plan effective as of September 19, 1990 (filed as Exhibit C to Registrant’s Proxy Statement for the year ended February 1, 1997 and incorporated herein by reference).

10.13*	Stock Unit Plan for Non-Employee Directors of Toys “R” Us, Inc., effective as of May 1, 1997 (filed as Exhibit 10H to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference).

10.14*	Toys “R” Us, Inc. Non-Employee Directors’ Stock Unit Plan, effective as of June 10, 1999 (filed as Exhibit A to Registrant’s Proxy Statement for the year ended January 30, 1999 and incorporated herein by reference).

10.15*	Toys “R” Us, Inc. Non-Employee Directors’ Stock Option Plan, effective as of June 10, 1999 (the “Non-Employee Directors’ Option Plan”) (filed as Exhibit B to Registrant’s Proxy Statement for the year ended January 30, 1999 and incorporated herein by reference).

10.16*	Amendment to the Non-Employee Directors’ Option Plan, effective March 16, 2005 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 22, 2005 and incorporated herein by reference).

10.17*	Toys “R” Us, Inc. Non-Employee Directors’ Deferred Compensation Plan, effective as of June 10, 1999 (filed as Exhibit C to Registrant’s Proxy Statement for the year ended January 30, 1999 and incorporated herein by reference).

10.18*	Amended and Restated Toys “R” Us, Inc. Management Incentive Compensation Plan, effective as of February 2, 2003 (filed as Exhibit F to Registrant’s Proxy Statement for the year ended February 1, 2003 and incorporated herein by reference).

10.19*	Amended and Restated Toys “R” Us, Inc. Partnership Group Deferred Compensation Plan effective as of November 1, 2002 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference).

10.20*	Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of October 1, 1995, between Registrant and American Express Trust company (filed as Exhibit 10.14 to the Form 8-B filed on January 3, 1996 and incorporated herein by reference).

10.21*	Amended and Restated Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of December 3, 2003 (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

10.22*	Amendment to Amended and Restated Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of March 16, 2005.

10.23*	Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of January 31, 2003, between Registrant and Wachovia Bank, N.A. (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

10.24	Shareholders Agreement, dated October 1, 1996, by and among Registrant, Jack P. Tate and Linda M. Robertson (filed as Exhibit A to Exhibit 2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996, File No. 1-11609, and incorporated herein by reference).

10.25*	Retention Agreement between Toys “R” Us, Inc. and Louis Lipschitz dated as of May 1, 1997 (filed as Exhibit 10P to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 1997 and incorporated herein by reference).

Exhibit No.	Document
10.26*	Retention Agreement between Toys “R” Us, Inc. and Richard L. Markee dated as of May 1, 1997 (filed as Exhibit 10P to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 1997 and incorporated herein by reference).

10.27*	Amendment to Retention Agreement between Toys “R” Us, Inc. and Richard L. Markee dated May 6, 1999 (filed as Exhibit 10P to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

10.28*	Amended Form of Retention Agreement for Executive Officers of Toys “R” Us, Inc. (filed as Exhibit 10U to Registrant’s Annual Report on Form 10-K for the year ended February 3, 2001 and incorporated herein by reference).

10.29*	Retention Agreement between Toys “R” Us, Inc. and John H. Eyler, Jr. dated January 6, 2000 (filed as Exhibit 10BB to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

10.30*	Retention Agreement between Toys “R” Us, Inc. and Christopher K. Kay, dated August 3, 2000 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

10.31	Stock Pledge Agreement, dated as of July 20, 2001, between Toysrus.com, Inc. and John Barbour (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference).

10.32	Non-Recourse Promissory Note, dated as of July 20, 2001, from John Barbour to Toysrus.com, Inc. (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference).

10.33	Toys “R” Us, Inc. Split Dollar Plan, effective February 1, 1996 and Amendment to Toys “R” Us, Inc. Split Dollar Plan, effective November 5, 2003 (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

10.34*	Toys “R” Us, Inc. Management Deferred Compensation Plan (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

10.35*	Retention agreement between Toys “R” Us, Inc. and Raymond L. Arthur, dated as of November 1, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 and incorporated herein by reference).

10.36*	Amendment to Retention Agreement, dated February 11, 2005, by and between Toys “R” Us, Inc. and Raymond L. Arthur (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 14, 2005 and incorporated herein by reference).

10.37*	Retention Agreement between Toys “R” Us, Inc. and John Barbour, dated as of November 1, 2004 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 and incorporated herein by reference).

10.38*	Amendment to Retention Agreement, dated February 11, 2005, by and between Toys “R” Us, Inc. and John Barbour (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 14, 2005 and incorporated herein by reference).

10.39*	Retention Agreement between Toys “R” Us, Inc. and Deborah M. Derby, dated as of May 3, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 and incorporated herein by reference).

Exhibit No.	Document
10.40*	Amended and Restated Retention Agreement between Toys “R” Us, Inc. and Deborah M. Derby, dated as of November 1, 2004 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 and incorporated herein by reference).

10.41*	Amendment to Retention Agreement, dated February 11, 2005, by and between Toys “R” Us, Inc. and Deborah M. Derby (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 14, 2005 and incorporated herein by reference).

10.42*	Form of Success Bonus Letter between Registrant and each of Raymond Arthur, John Barbour, Deborah Derby, James Feldt, Christopher Kay and Richard Markee.

10.43*	Memorandum dated February 7, 2005 summarizing the agreement to pay relocation expenses of John Barbour.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges

13	Registrant’s Annual Report to Stockholders for the year ended January 29, 2005. Except for the portions thereof that are expressly incorporated by reference into this report, such Annual Report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed “filed” as part of this report: Item 2. Properties – Store Count and Item 6. Financial Highlights.

14	Toys “R” Us, Inc.’s Chief Executive Officer and Senior Financial Officers Code of Ethics, adopted September 2003 (filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

24	Power of Attorney, dated April 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement.