Form 10-Q
period 2005-06-09
TOYS R US INC
filed 2005-06-09
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

The number of shares of common stock, $0.10 par value per share, outstanding as of June 1, 2005 was 221,500,532.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Back to Index

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	April 30, 2005	May 1, 2004 (as restated)	January 29, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$1,855	$874	$1,232
Short-term investments	-	176	953
Accounts and other receivables	170	158	171
Merchandise inventories	2,108	2,254	1,884
Net property assets held for sale	5	163	7
Prepaid expenses, derivative assets and other current assets	186	186	160

Total current assets	4,324	3,811	4,407

Property and equipment, net	4,260	4,345	4,339
Goodwill, net	353	348	353
Other assets	653	710	669

	$9,590	$9,214	$9,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$146	$-	$-
Accounts payable	991	959	1,023
Accrued expenses and other current liabilities	689	643	881
Income taxes payable	138	300	245
Current portion of long-term debt	650	33	452

Total current liabilities	2,614	1,935	2,601

Long-term debt	1,633	2,253	1,860
Deferred income taxes	486	537	485
Deferred rent liability	270	275	269
Other non-current liabilities	225	282	228

Minority interest in Toysrus.com	-	8	-

Stockholders’ equity	4,362	3,924	4,325

	$9,590	$9,214	$9,768

See accompanying notes to condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Quarter Ended

	April 30, 2005	May 1, 2004 (as restated)

Net sales	$2,132	$2,058
Cost of sales	1,400	1,330

Gross margin	732	728

Selling, general and administrative expenses	675	643
Depreciation and amortization	92	86
Restructuring and other charges	3	14

Total operating expenses	770	743

Operating loss	(38)	(15)

Interest expense, net	(29)	(29)

Loss before income taxes	(67)	(44)

Income tax benefit	26	16

Net loss	$(41)	$(28)

Basic and diluted loss per share	$(0.19)	$(0.13)

Average basic and diluted shares outstanding	218.1	213.8

See accompanying notes to condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Quarter Ended

	April 30, 2005	May 1, 2004 (as restated)

Cash Flows from Operating Activities:
Net loss	$(41)	$(28)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92	86
Other non cash items	21	2
Changes in operating assets and liabilities:
Merchandise inventories	(226)	(171)
Prepaid expenses and other operating assets	(26)	(16)
Accrued expenses and other liabilities	(192)	(215)
Accounts payable	(31)	(47)
Income taxes payable	(107)	(19)

Net cash used in operating activities	(510)	(408)

Cash Flows from Investing Activities:
Capital expenditures, net	(19)	(27)
Proceeds from sale of short-term investments	953	395
Proceeds from sale of fixed assets	3	-

Net cash provided by investing activities	937	368

Cash Flows from Financing Activities:
Short-term debt borrowings	145	-
Proceeds from exercise of stock options	72	-
Long-term debt repayment	(15)	(491)

Net cash provided by / (used in) financing activities	202	(491)

Effect of exchange rate changes on cash and cash equivalents	(6)	(7)

Cash and Cash Equivalents:
Net increase / (decrease) during period	623	(538)
Cash and cash equivalents beginning of period	1,232	1,412

Cash and cash equivalents end of period	$1,855	$874

Supplemental Disclosures of Cash Flow Information:
Net income taxes paid	$56	$-

Interest paid	$56	$91

See accompanying notes to condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Back to Index

1.  Basis of presentation

Except as expressly indicated or unless the context otherwise requires, as used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries.  We are a worldwide specialty retailer of toys, baby products and children’s apparel.  Our interim condensed consolidated financial statements are unaudited and are subject to year-end adjustments.  However, in our opinion, all known adjustments (which consist primarily of normal, recurring accruals, and estimates that impact the carrying values of assets and liabilities) have been made and the interim financial statements present fairly the consolidated financial condition and operating results for the unaudited periods.  Ultimate outcomes could materially differ from our estimates.  Because of the seasonal nature of our business, results for interim periods are not indicative of results to be expected for a full fiscal year.  The financial statements included herein should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Unless otherwise stated, all per share figures refer to diluted per share amounts. Certain prior period amounts have been reclassified to conform to the current period presentation.

In 2004, we reclassified our auction rate securities and variable rate demand notes from cash and cash equivalents to short-term investments, and made corresponding adjustments to our consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The fair value of these investments was $176 million at May 1, 2004.  As of April 30, 2005, we did not own auction rate securities or variable rate demand notes.

2.  Restatement of financial statements for accounting for leases and leasehold improvements

On February 7, 2005, the Office of the Chief Accountant of the United States Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America. In light of this letter, our management conducted a review of our accounting for leases and leasehold improvements and determined that our then-current practices of accounting for leases and leasehold improvements were incorrect.

On February 17, 2005, we decided to restate our previously issued financial statements for the fiscal years ended January 31, 2004 and February 1, 2003, their respective quarterly financial information, as well as the first three quarters of the fiscal year ended January 29, 2005, to reflect a correction in our accounting practices for leases and leasehold improvements. Consequently, our results as of and for the quarter ended May 1, 2004, as presented in our condensed consolidated financial statements, have been restated. The restatement corrects our historical accounting for leases and leasehold improvements and had no impact on net sales or net cash flows.

For the quarter ended May 1, 2004, the lease adjustments reduced our selling, general and administrative expenses by $4 million to $643 million; increased our depreciation and amortization expense by $5 million to $86 million; and decreased our restructuring and other charges by $1 million to $14 million.  The lease adjustments did not affect our operating loss or our diluted loss per share.

Following is a summary of the cumulative effects of these changes on the affected line items of our condensed consolidated balance sheet as of May 1, 2004.

(In millions)	Condensed Consolidated Balance Sheet

May 1, 2004

	As restated	Lease adjustments	As previously reported

ASSETS
Prepaid expenses and other current assets	$ 186	$ 74	$ 112
Property and equipment, net	4,345	(135)	4,480
Other assets	710	135	575

Total Assets	$ 9,214	$ 74	$ 9,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other current liabilities	$ 643	$ (10)	$ 653
Income taxes payable	300	104	196
Deferred rent liability	275	198	77

Stockholders’ Equity
Retained earnings	5,280	(210)	5,490
Accumulated other comprehensive loss	(87)	(8)	(79)

Total Liabilities and Stockholders’ Equity	$ 9,214	$ 74	$ 9,140

3. Conclusion of Strategic Review - Agreement for Sale

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

The Merger Agreement contemplates that Acquisition Sub will be merged with and into the Company and each outstanding share of common stock of the Company will be converted into the right to receive $26.75 per share in cash, without interest. Upon completion of the proposed merger, all options will become fully vested and will be cashed out and cancelled. Refer to our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 for further details.

We are scheduled to hold a special meeting of stockholders on Thursday, June 23, 2005, for the purpose of adopting the Merger Agreement. We expect to complete the merger by the end of July 2005, subject to the adoption of the Merger Agreement by our stockholders and the satisfaction of other closing conditions.

4.  Restructuring and other charges

Our condensed consolidated financial statements for the first quarter of 2005 included the following pre-tax charges related to restructuring initiatives from prior years:

	Restructuring
(In millions)	and other charges	SG&A	Total

2004 Initiatives	$1	$4	$5
2003 Initiatives	2	-	2

Total	$3	$4	$7

Restructuring and other charges were $3 million and $14 million for the quarters ended April 30, 2005 and May 1, 2004, respectively. At April 30, 2005, we have total remaining reserves of $105 million to complete all of these restructuring initiatives.  We believe that remaining reserves at April 30, 2005 are adequate to complete these initiatives and commitments.  See below for a further discussion of individual restructuring initiatives and related charges and reserves.

2004 Initiatives

On August 11, 2004, we announced our intention to restructure our Global Store Support Center operations in Wayne, New Jersey. As a result, we recorded termination costs of $21 million associated with this action during 2004.  Of these total charges, $13 million were recorded in restructuring and other charges, and charges of $8 million were recorded in selling, general and administrative expenses, comprised of $2 million for payroll-related costs and $6 million for stock option compensation charges resulting from modifications to stock option agreements for severed executives. We recorded additional costs of $5 million during the first quarter of 2005, comprised of $1 million for severance recorded in restructuring and other charges, and $4 million for stock option compensation charges, recorded in selling, general and administrative expenses. As of April 30, 2005, $7 million of reserves for termination costs remained to complete this initiative. We anticipate that additional termination costs will be incurred in subsequent quarters relating to the restructuring of our Global Store Support Center operations.

2003 Initiatives

On November 17, 2003, we announced our decision to close all 146 of the remaining free-standing Kids “R” Us stores and all 36 of the free-standing Imaginarium stores, as well as three distribution centers that support these stores. As of January 31, 2004, all of the free-standing Imaginarium stores were closed, and all of the Kids “R” Us facilities were closed by January 29, 2005.  Refer to our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 for details on the charges we recorded related to the closing of Kids “R” Us facilities during 2003.

On March 2, 2004, we entered into an agreement under which Office Depot, Inc. agreed to acquire 124 of the former Kids “R” Us stores for $197 million in cash, before commissions and fees, plus the assumption of lease payments and other obligations. Twenty-four properties were subsequently excluded from the agreement with Office Depot, Inc., and are being separately marketed for disposition or have been disposed of to date. All closings related to the Office Depot, Inc. agreement were completed by January 29, 2005 and net cash proceeds of approximately $150 million were received during fiscal 2004.

As outlined in the summary table below, we recorded charges of $2 million during the quarter ended April 30, 2005, for the closing of the free-standing Kids “R” Us stores. These charges included a loss of $1 million on the sale of property and $1 million of vacancy-related costs for the closed facilities. Charges in connection with these initiatives may be subject to revision for changes in estimates. For the quarter ended May 1, 2004, we recorded restructuring and other charges of $8 million related to this initiative. These charges included $3 million of real estate and lease commitments and $5 million of vacancy costs for closed facilities.

Details on the activity of charges and reserves for the quarter ended April 30, 2005 are as follows:

(In millions)	Balance at January 29, 2005	Adjustments	Utilized	Balance at April 30, 2005

Lease commitments	$13	$-	$(3)	$10
Sale of Kids “R” Us real estate	-	1	(1)	-
Vacancy costs and other	-	1	(1)	-

Total	$13	$2	$(5)	$10

2001 Initiatives

In 2001, we recorded net charges of $184 million to close a number of stores, to eliminate a number of staff positions, and to consolidate five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. No additional charges were recorded during the quarter ended April 30, 2005. For the quarter ended May 1, 2004, we recorded net restructuring and other charges of $1 million.

Details on the activity of charges and reserves for the quarter ended April 30, 2005 are as follows:

(In millions)	Balance at January 29, 2005	Adjustments	Utilized	Balance at April 30, 2005

Real estate and lease commitments
Store closings	$14	$-	$(1)	$13
Store support center consolidation	49	-	(2)	47

Total	$63	$-	$(3)	$60

Other Prior Year Initiatives

We had $28 million of reserves remaining at April 30, 2005 from restructuring charges previously recorded in 1998 and 1995, primarily for long-term lease commitments, that will be utilized in 2005 and thereafter. No additional charges were recorded during the quarter ended April 30, 2005. For the quarter ended May 1, 2004, we recorded restructuring and other charges of $5 million related to properties included in these restructuring initiatives.

Property Assets Held for Sale

We have included certain real estate assets as current assets in our condensed consolidated balance sheets as they are being held for sale.  Property assets held for sale at April 30, 2005 include other former Kids “R” Us real estate assets.

5.  Stock-based compensation

We account for stock options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Options Issued to Employees” (“APB 25”).  We have adopted the disclosure-only provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”).

In accordance with the provisions of SFAS No. 123, we apply APB 25 and related interpretations in accounting for our stock option plans and, accordingly, do not recognize compensation expense.  If we had elected to recognize compensation expense based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123, net earnings and earnings per share would have changed to the pro forma amounts indicated in the following table:

	Quarter Ended
(In millions, except per share data)	April 30, 2005	May 1, 2004

Net loss – as reported	$(41)	$(28)
Add stock option compensation expense	2	-
Less total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(5)

Net loss – pro forma	$(41)	$(33)

Basic and diluted loss per share – as reported	$(0.19)	$(0.13)

Basic and diluted loss per share – pro forma	$(0.19)	$(0.15)

The weighted-average fair value at the date of grant for options granted in the first quarter of 2005 and 2004 was $4.61 and $4.95 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

As there were a number of options granted during the first quarter of 2005 and 2004, a range of assumptions is provided below:

Quarter Ended
	April 30, 2005	May 1, 2004

Expected stock price volatility	0.231 – 0.237	0.416 – 0.458
Risk-free interest rate	3.8% – 4.0%	2.7% – 3.7%
Weighted average expected life of options	5 years	5 years

The effects of applying SFAS No. 123 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, which supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for the first annual reporting period beginning after June 15, 2005. We are evaluating the transition applications and the impact the adoption of SFAS No. 123(R) will have on our consolidated financial position, results of operations and cash flows.

6.  Goodwill and other intangible assets

The carrying amount of goodwill and other intangible assets at April 30, 2005 was $353 million and was comprised of the following:

  Goodwill and other intangible assets of $5 million, relating to the October 26, 2004 acquisition of SB Toys, Inc., previously a minority shareholder in Toysrus.com.  Refer to Note 9 entitled “Toysrus.com” for further details;

  Goodwill of $319 million related to the acquisition of Baby Super Stores, Inc. in 1997; and

  Goodwill of $29 million relating to the acquisition of Imaginarium Toy Centers, Inc. in 1999.

7.  Credits and allowances received from vendors

We receive credits and allowances from vendors that are related to formal agreements negotiated with such vendors.  These credits and allowances, predominantly for cooperative advertising, promotions, and volume-related purchases, are recognized in cost of sales and have a positive impact on our consolidated gross margin.

Credits and allowances from vendors for coupons related to events that meet the direct offset requirements of Emerging Issues Task Force (“EITF”) Issue No. 03-10, “Application of EITF Issue No. 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”) are recognized as an offset to coupon expense, in cost of sales, during the period of redemption. Credits and allowances from vendors not meeting the direct offset requirements of EITF 03-10, along with other credits and allowances from vendors, are recorded as a reduction of product costs in accordance with EITF Issue No. 02-16.

8.  Cost of sales and selling, general and administrative expenses

The following table illustrates types of costs included in each category:

“Cost of sales”		“SG&A”

●	The cost of acquired merchandise from vendors;	●	Store payroll and related payroll benefits;
●	Freight in;	●	Rent and other store operating expenses;
●	Markdowns;	●	Advertising expenses;
● ●	Provision for inventory shortages; and Credits and allowances from our merchandise vendors.	●	Costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and
		●	Other corporate related expenses.

9.  Toysrus.com

Toysrus.com operates three co-branded on-line stores under a strategic alliance with Amazon.com, Inc., (“Amazon.com”). These on-line stores sell toys, collectible items, and video games through the Toysrus.com website; baby products through the Babiesrus.com website; and learning and information products through the Imaginarium.com website. Under this alliance, which expires in 2010, Toysrus.com and Amazon.com are responsible for specific aspects of the on-line stores.

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

On May 21, 2004, we, Toysrus.com, LLC, our Internet subsidiary, and two other affiliated companies, filed a lawsuit against Amazon.com and its affiliated companies related to our strategic alliance with Amazon.com to, among other things, enforce our exclusivity rights under the agreement. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. We believe the counterclaim is without merit. For further details refer to our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

We recognize revenue for Toysrus.com at the point in time when merchandise is shipped to guests, in accordance with the shipping terms (FOB shipping point) that exist under the agreement with Amazon.com.

On October 26, 2004, Toys “R” Us, Inc., acquired all of the issued and outstanding shares of capital stock of SB Toys, Inc., for $42 million in cash. We originally recorded $39 million of goodwill related to this acquisition. In the fourth quarter of 2004, the purchase price allocation to goodwill was reduced by $34 million to reflect a reversal of a deferred tax liability. SB Toys, Inc. was previously owned by SOFTBANK Venture Capital and affiliates and other investors. Prior to this acquisition, SB Toys, Inc. owned a 20% interest, as a minority shareholder, of Toysrus.com, LLC, and as a result we recorded a 20% minority interest in consolidation to account for the ownership stake of SB Toys, Inc. Beginning in the fourth quarter of 2004, Toys “R” Us Inc. recognized 100% of the results of Toysrus.com, LLC.

10.  Comprehensive loss

Comprehensive loss is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 requires that comprehensive loss include net income, foreign currency translation adjustments, unrealized gains / (losses) on hedged transactions, and minimum pension liabilities.

The following table sets forth the detail of accumulated other comprehensive loss:

	Quarter Ended
(In millions)	April 30, 2005	May 1, 2004 (as restated)

Beginning balance	$(7)	$(64)
Period change:
Foreign currency translation adjustments	(11)	(29)
Unrealized loss on hedged transactions net of tax	2	5
Minimum pension liability adjustment net of tax	-	1

Ending balance	$(16)	$(87)

11.  Segments

A summary of operations by reportable segment is as follows:

	Quarter Ended
(In millions)	April 30, 2005	May 1, 2004 (as restated)

Net sales
Toys “R” Us – U.S.	$1,063	$1,071
Toys “R” Us – International	463	416
Babies “R” Us	542	491
Toysrus.com	64	53
Kids “R” Us (1)	-	27

Total net sales	$2,132	$2,058

Operating (loss) / earnings
Toys “R” Us – U.S.	$(32)	$(15)
Toys “R” Us – International	(20)	(14)
Babies “R” Us	65	63
Toysrus.com (2)	(2)	(5)
Kids “R” Us	(1)	2
Other (3), (4)	(45)	(32)
Restructuring and other charges	(3)	(14)

Operating (loss)	(38)	(15)

Interest expense, net	(29)	(29)

Loss before income taxes	$(67)	$(44)

(1) Reflects the effect of our decision to close all of our free-standing Kids “R” Us stores, as previously announced on November 17, 2003.

(2) Results for 2004 reflect a 20% minority interest. Beginning in the fourth quarter of 2004, Toys "R" Us, Inc recognized 100% of the results of Toysrus.com

(3) Includes corporate expenses, the operating results of Toy Box, and the equity earnings of Toys “R” Us – Japan.

(4) The increase of $13 million in "other" for the first quarter of 2005 compared to the first quarter of 2004 reflects increased corporate expenses primarily related to our strategic review initiative, as well as increased bonus and stock compensation expenses.

12.  Merchandise inventories

Merchandise inventories for the Toys “R” Us – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method and represent approximately 57% of total merchandise inventories as of April 30, 2005. All other merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method. If inventories had been valued at the lower of FIFO, cost or market, inventories would show no change at April 30, 2005, May 1, 2004, or January 29, 2005.  Details on the components of our consolidated merchandise inventories are as follows:

(In millions)	April 30, 2005	May 1, 2004	January 29, 2005
Toys “R” Us – U.S.	$1,204	$1,416	$1,085
Toys “R” Us – International	526	494	402
Babies “R” Us	323	293	349
Toysrus.com	55	50	48
Kids “R” Us	-	1	-

	$2,108	$2,254	$1,884

13.  Seasonal financing and long-term debt

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

In March 2003, we filed a “shelf” registration statement with the Securities and Exchange Commission giving us the capability to sell up to $800 million of debt securities.  In April 2003, we sold and issued $400 million in notes bearing interest at a coupon rate of 7.875% per annum, maturing on April 15, 2013.  The notes were sold at a price of 98.3% of the principal amount, resulting in an effective yield of 8.125% per annum, and we received net proceeds of $390 million.  Simultaneously with the sale of the notes, we entered into interest rate swap agreements.  As a result of these swap agreements, interest effectively accrues at the rate of LIBOR plus 3.6% per annum.  Interest is payable semi-annually and commenced on October 15, 2003.  In September 2003, we sold an additional $400 million in notes bearing interest at a coupon rate of 7.375% per annum, maturing on October 15, 2018, which fully utilized our capacity to issue debt under the “shelf” registration statement.  The notes were sold at a price of 99.6% of the principal amount, resulting in an effective yield of 7.424% per annum, and we received net proceeds of $395 million.  Simultaneously with the sale of the notes, we entered into interest rate swap agreements.  As a result of these swap agreements, interest effectively accrues at the rate of LIBOR plus 2.3% per annum.  Interest is payable semi-annually and commenced on April 15, 2004.  We used the net proceeds from these notes for the repayment of debt that matured in 2004 and for other general corporate purposes.  These swaps are designated as highly effective fair value hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

14.  Derivative instruments and hedging activities

We enter into derivative financial arrangements to hedge a variety of risk exposures, including interest rate and currency risks, associated with our long-term debt, as well as foreign currency risk relating to import merchandise purchases. We account for these hedges in accordance with SFAS No. 133 and we record the fair value of these instruments within our consolidated balance sheets.

Gains and losses from derivative financial instruments are largely offset by gains and losses on the underlying transactions. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings. Generally, the contract terms of hedge instruments closely mirror those of the item being hedged, providing a high degree of risk reduction and correlation. At April 30, 2005, we increased the carrying amount of our long-term debt by $34 million, representing the fair value of debt in excess of the carrying amount on that date. At April 30, 2005, we also recorded derivative assets of $35 million and derivative liabilities of $24 million.

We did not realize any material gains or losses related to these transactions for any of the periods presented.  Accordingly, non-cash changes in assets, liabilities and equity have been excluded from the condensed consolidated statements of cash flows presented.

On May 27, 2005, we terminated interest rate swap agreements with a total notional value of $1.0 billion.   As a result of these actions, we received a net payment of $9 million, which will be amortized over the remaining term of the related notes; and interest will now accrue at the respective coupon rates for the $1.0 billion of debt with respect to those interest rate swaps that were terminated. Refer to Note 19 entitled “Subsequent events” for further details on the termination of these swap agreements.

15.  Equity security units

On April 6, 2005, pursuant to a written request received from Global Toys Acquisition, LLC, we commenced a cash tender offer to purchase up to $402.5 million principal amount of our outstanding 6.25% Senior Notes due August 16, 2007.  These notes were originally issued as part of our equity security units in May 2002 when we completed public offerings of Toys “R” Us common stock and equity security units. In May 2002, we issued approximately 15.0 million shares of our common stock at a price of $17.65 per share and received net proceeds of $253 million. At that time, we also issued approximately 8.0 million equity security units with a stated amount of $50 per unit and received net proceeds of $390 million.  Each equity security unit consisted of a contract to purchase, for $50, a specified number of shares of Toys “R” Us common stock in August 2005, and the senior note due in 2007 with a principal amount of $50. The senior notes were initially pledged to secure the holder’s obligation to purchase our common stock under the related purchase contract.  In the tender offer, $380.7 million aggregate principal amount of notes were validly tendered and accepted for payment, and United States treasury securities were substituted as collateral to secure the holder’s obligations to purchase our common stock under the related purchase contract. The tendered notes were retired on May 6, 2005.

On May 10, 2005, we announced our intention to purchase the remaining $21.8 million aggregate principal amount of notes in the remarketing scheduled to occur on May 11, 2005. The entire amount of remaining notes was purchased and retired on May 16, 2005.  The purchase contracts were not affected by the tender offer or the purchase of the remaining notes.  When the purchase contracts are settled in August 2005, we will issue common stock. We will issue a minimum of approximately 18.7 million shares and up to a maximum of 22.8 million shares on the settlement date, depending on our average stock price.  If the purchase contracts are settled after consummation of the proposed merger, holders will receive $26.75 per share in lieu of each share of common stock that otherwise would have been issuable under the purchase contract upon settlement.  In addition, after consummation of the proposed merger, the holders of the equity security units will have the right to accelerate and settle their purchase contracts at the settlement rate in effect immediately before the proposed merger.

16.  Investment in Toys “R” Us – Japan

We have accounted for our 48% ownership investment in the common stock of Toys “R” Us – Japan, a licensee of ours, using the “equity method” of accounting since the initial public offering of Toys “R” Us – Japan in April 2000.  Our policy is to account for the sale of subsidiaries’ stock by recognizing gains or losses for value received in excess of, or less than, our basis in such subsidiary.

At April 30, 2005, the quoted market value of our investment was $266 million, which exceeds our carrying value.  The valuation is derived from a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale.  We are the guarantor of 80% of a 10 billion yen ($95 million) loan to Toys “R” Us – Japan from third parties in Japan.  The loan has an annual interest rate of 6.47% and is due in 2012. We also guarantee 80% of three installment loans totaling 7.4 billion yen ($70 million) to Toys “R” Us – Japan from a third party in Japan. These loans have annual interest rates of 2.6% - 2.8%.

17.  Commitments and contingencies

Our condensed consolidated balance sheets contain carrying amounts for certain assets and liabilities that are based on estimates and assumptions. Certain of these estimates are related to loss contingencies, recoverability of assets, and to other potential obligations for which we are contingently liable. Such estimates include self-insured risks, litigation reserves, disputed amounts with vendors, tax reserves and other amounts subject to routine audit by federal, foreign and state revenue authorities. We believe that these reserves are adequate to cover all probable and estimable loss exposures at April 30, 2005.

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

18.  Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to recognize compensation expense in the income statement for an amount equal to the fair value of the share-based payment issued. This applies to all transactions involving the issuance of equity by a company in exchange for goods and services, including employees. SFAS No. 123(R) is effective for the first annual reporting period beginning after June 15, 2005.

We are evaluating the transition applications and the impact the adoption of SFAS No. 123(R) will have on our consolidated financial position, results of operations and cash flows.

19.  Subsequent events

Our Global Store Support Center facility in Wayne, New Jersey was originally financed under a lease arrangement commonly referred to as a “synthetic lease.” Under this lease, unrelated third parties arranged by Wachovia Development Corporation, a multi-purpose real estate investment company, funded the acquisition and construction of the facility. On March 31, 2005, we submitted a purchase election option to Wachovia Development Corporation for the purpose of purchasing our Global Store Support Center facility. On June 1, 2005, we completed this transaction for a purchase price of $128.8 million.

On May 27, 2005 we commenced an offer to purchase for cash any and all of the outstanding $200 million aggregate principal amount of 8.75% debentures due September 1, 2021 and a solicitation of consents for amendments to the indenture governing the debenture. Based on the terms of the tender offer, holders that validly tender and do not validly withdraw their debentures prior to the consent payment deadline of June 10, 2005 will be entitled to receive $980 (if the debentures are accepted for payment), which amount is the sum of the tender offer consideration of $950 (the “Tender Offer Consideration”) and a consent payment of $30 (the “Consent Payment”), for each $1,000 principal amount of the tendered debentures, together with accrued and unpaid interest on their debentures. The purpose of the offer is to acquire the debentures that currently have the highest coupon of our long-term debt and to obtain consents from holders to the adoption of the amendments to the indenture, and therefore enhance our flexibility to optimize our structure and financing.  Holders who tender their debentures must consent to the amendments to the indenture. Holders whose valid tenders are received after 5:00 p.m., New York City time, on June 10, 2005, but prior to 5:00 p.m., New York City time, on June 27, 2005, will receive (if the debentures are accepted for payment) only the Tender Offer Consideration (and not the Consent Payment).  The settlement date of the offer is expected to be on June 28, 2005 or promptly thereafter.

Also on May 27, 2005, we terminated interest rate swap agreements with a total notional value of $1.0 billion.  As a result of these actions, we received a net payment of $9 million, which will be amortized over the remaining term of the related notes.  Additionally, interest will now accrue at the respective coupon rates for the $1.0 billion of debt with respect to those interest rate swaps that were terminated.  Specifically, the following interest rate swaps were terminated on June 1, 2005:

  $125 million or 50% of notional amount of swaps on 6.875% notes, due fiscal 2006;
  $200 million or 40% of notional amount of swaps on 7.625% notes, due fiscal 2011;
  $300 million or 75% of notional amount of swaps on 7.875% notes, due fiscal 2013; and
  $400 million or 100% of notional amount of swaps on 7.375% notes, due fiscal 2018.

 Of the swaps that remain in place, interest effectively accrues at the following rates:

  LIBOR plus 1.1515% for the $125 million of 6.875% notes, due fiscal 2006;
  LIBOR plus 1.512% for the $300 million of 7.625% notes, due fiscal 2011; and
  LIBOR plus 3.586% for the $100 million of 7.875% notes, due fiscal 2013.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Back to Index

Our Business

Our company generates sales, earnings, and cash flows by retailing specialty children’s products worldwide.  We operate all of the “R” Us branded retail stores in the United States, as well as approximately 50% of the “R” Us branded retail stores internationally.  Our reportable segments are Toys “R” Us – U.S., which operates toy stores in 49 states and Puerto Rico; Toys “R” Us – International, which operates, licenses or franchises stores in 30 foreign countries; our Babies “R” Us specialty baby-juvenile stores, which operates stores in 39 states; Toysrus.com, our Internet subsidiary; and Kids “R” Us, which had limited activity during the first half of 2004.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative discussion about our businesses.  The MD&A should be read in conjunction with our condensed consolidated financial statements and the related notes and with our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, and contains forward-looking statements that involve risks and uncertainties.  As disclosed in Note 2 to the condensed consolidated financial statements entitled “Restatement of financial statements for accounting for leases and leasehold improvements” we restated our previously issued financial statements for the fiscal years ended January 31, 2004 and February 1, 2003, their respective quarterly financial information, as well as the first three quarters of the fiscal year ended January 29, 2005, to reflect a correction in our accounting practices for leases and leasehold improvements. Consequently, our results as of and for the quarter ended May 1, 2004, as presented in our condensed consolidated financial statements, and the MD&A reflect the balances and amounts on a restated basis.

On March 17, 2005, we announced that we had entered into an Agreement and Plan of Merger, dated as of March 17, 2005, with Global Toys Acquisition, LLC and Global Toys Acquisition Merger Sub, Inc. to sell our entire worldwide operations, including both our global Toys “R” Us and Babies “R” Us businesses. See section entitled “Recent Developments” below for further details.

Results of Operations

Consolidated net loss was $41 million, or $(0.19) per share, for the first quarter ended April 30, 2005 versus a consolidated net loss of $28 million, or $(0.13) per share for the first quarter ended May 1, 2004.

First quarter selected operating highlights:

	Percentage of Sales
	Quarter Ended
	April 30, 2005	May 1, 2004 (as restated)
Cost of sales	65.7%	64.6%
Gross margin	34.3%	35.4%
Selling, general and administrative expenses	31.7%	31.2%
Operating loss	(1.8)%	(0.7)%
Net loss	(1.9)%	(1.4)%

Sales

Consolidated net sales for the first quarter of 2005 were $2.132 billion and $2.058 billion for the first quarter of 2004, representing an increase of $74 million, or 3.6%, as compared to the first quarter of 2004. Excluding the impact of foreign currency translation of $25 million, consolidated net sales increased by $49 million, or 2.4%, to $2.107 billion.  Our net sales for the first quarter of 2004 included the sales of the remaining Kids “R” Us stores of $27 million.  Excluding the impact of foreign currency translation as well as the sales of the remaining Kids “R” Us stores for the first quarter of 2004 consolidated sales increased by $76 million or 3.7% over the prior year’s comparable quarter.

Overall net sales increases were due to net sales increases at our Babies “R” Us, Toysrus.com, and International divisions, offset by a decline in our Toys “R” Us - U.S. sales for the first quarter of 2005. For the first quarter of 2005, comparable store sales at our Toys “R” Us – U.S. division decreased by 0.7%.  Strong sales of video game products, which increased 14.4% over the previous year’s comparable quarter were more than offset by sluggish sales in seasonal and juvenile merchandise.  Overall sales for Toys “R” Us – U.S. were down 0.7% for the first quarter of 2005 compared to the first quarter of 2004.

Babies “R” Us net sales increased by 10.4% to $542 million from $491 million as compared to the first quarter of 2004.  The increase is driven by a 4.3% increase in comparable store sales as well as the sales from the addition of 19 new stores since the end of the first quarter of 2004.  Net sales at Toysrus.com increased by 20.8% to $64 million compared to $53 million for the first quarter of 2004.  Strong sales of toy and baby merchandise contributed to a 16% increase in the number of on-line orders as well a 5% increase in order value versus the prior year period.  Net sales for the International division increased by 11.3% to $463 million from $416 million for the first quarter of 2004.  Excluding the effect of foreign currency translation, International sales increased by $22 million to $438 million or 5.3% compared to the first quarter of 2004.  The growth in sales was driven by a 4.2% increase in comparable store sales and increased sales from the opening of seven new wholly owned stores since the end of the first quarter of 2004.

Cost of Sales and Gross Margin

Consolidated gross margin, as a percentage of sales, decreased by 1.1 percentage points to 34.3% during the first quarter of 2005 compared to the first quarter of 2004.  The overall decrease in margin is primarily attributable to a higher sales mix of lower margin video merchandise as a result of new product launches in the United States and abroad.  In addition, increased price competitiveness and increased promotions to clear aged inventory at our International division were significant contributors to overall margin declines as compared to the first quarter of 2004.

Gross margin as a percentage of sales for the Toys “R” Us – U.S. division was 31.5% for the first quarter of 2005 and 33.2% for the first quarter of 2004.  This decrease of 1.7 percentage points was due to a lower initial markup of 1.4% compared to the first quarter of 2004 due to increased sales of lower-margin video gaming systems including Playstation 2, Playstation Portable and Nintendo Dual Screen. This contributed 0.7 percentage points to the overall decline. In addition, traditional seasonal categories contributed 0.3 percentage points to the decline as a result of sluggish spring sales in certain seasonal categories compared to the first quarter of 2004. Our Core Toy category also experienced a decline of 0.2 percentage points resulting from higher sales of lower margin products. The remaining decrease of 0.5 percentage points was attributable to lower vendor allowances for the first quarter of 2005 compared to the first quarter of 2004.

Babies “R” Us and our International division reported decreases in gross margin for the first quarter of 2005 of 0.6 percentage points to 37.5% and 0.4 percentage points to 37.6%, respectively. The decrease at Babies “R” Us was primarily due to increased coupon redemptions due to higher promotional activity coupled with higher markdowns for the first quarter of 2005 compared to 2004. The margin decrease for the International division was due to a higher video mix as a result of the product launch of Nintendo Dual Screen in Europe and Playstation Portable in Canada, coupled with increased price competitiveness and increased promotions to clear aged inventory.  Toysrus.com reported an increase of 1.1 percentage points to 31.3%.  The increase in gross margin as a percent of sales for Toysrus.com reflects increased sales of higher margin toy and baby products.

Selling, General and Administrative Expenses

Consolidated SG&A expenses, as a percentage of sales, for the first quarter 2005 increased 0.5 percentage points to 31.7%.  The increase in SG&A was primarily attributable to increased bonus expenses across all divisions, driven by the first quarter sales performance versus the prior year’s first quarter.  It is also attributable to costs related to our strategic review initiative, additional stock option expenses and unfavorable foreign currency translation impact as compared to the first quarter of 2004. The bonus expense increase represented 0.3 percentage points of the variance, while the increase in stock option expense and the strategic review costs each accounted for approximately 0.2 percentage points of the fluctuation from the prior year.  Foreign currency translation had an unfavorable impact of 0.5 percentage points.  These increases were offset by savings in net payroll expense due to cost containment initiatives that accounted for approximately 0.5 percentage points of the variance from the prior year’s first quarter.  Improved sales performance for the first quarter of 2005 compared to the prior year and the effect of other cost reduction efforts offset the overall increase by approximately 0.2 percentage points.

Operating loss

Operating loss for the first quarter of 2005 was $38 million versus an operating loss of $15 million for the first quarter of 2004.  Foreign currency translation did not have a significant impact on consolidated operating loss for the first quarter of 2005.  The increase in consolidated operating loss was primarily attributable to the Toys “R” Us – U.S. division which reported an operating loss of $32 million for the quarter or $17 million greater than the operating loss for the first quarter of 2004. This performance reflected lower sales, lower margin and increased bonus offset by reduced net payroll costs.  The increase for the first quarter of 2005 also reflected increased corporate expenses of $13 million primarily related to our strategic review initiative, as well as increased bonus and stock compensation expenses.

Restructuring and Other Charges

On August 11, 2004, we announced our intention to restructure our Global Store Support Center operations in Wayne, New Jersey. As a result, we recorded termination costs of $21 million associated with this action during 2004.  Of these total charges, $13 million were recorded in restructuring and other charges, and charges of $8 million were recorded in selling, general and administrative expenses, comprised of $2 million for payroll-related costs and $6 million for stock option compensation charges resulting from modifications to stock option agreements for severed executives. We recorded additional costs of $5 million during the first quarter of 2005. As of April 30, 2005, $7 million of reserves for termination costs remained to complete this initiative. We anticipate that additional termination costs will be incurred in subsequent quarters relating to the restructuring of our Global Store Support Center operations.

On November 17, 2003, we announced our decision to close all 146 of the remaining free-standing Kids “R” Us stores and all 36 of the free-standing Imaginarium stores, as well as three distribution centers that support these stores. These free-standing stores incurred significant performance declines in the past few years. This accelerated deterioration in financial performance led to our decision to cease operations in these free-standing stores. We believe that our decision to cease operations in the free-standing Kids “R” Us and Imaginarium stores will continue to have a favorable impact on future cash flows and net earnings. As of January 29, 2005, all of the free-standing Kids “R” Us and Imaginarium stores were closed. Most of the leases have been terminated, with the remaining terminations under negotiation. We are in the process of converting some of the former Kids “R” Us locations to Babies “R” Us stores and anticipate completing this process over the remainder of the year.

On March 2, 2004, we entered into an agreement with Office Depot, Inc. (“Office Depot”) under which Office Depot agreed to acquire 124 of the former Kids “R” Us stores for $197 million in cash, before commissions and fees, plus the assumption of lease payments and other obligations. Twenty-four properties were subsequently excluded from the agreement with Office Depot and these properties are being marketed for disposition or have been disposed of to date. All closings related to the Office Depot agreement were completed by January 29, 2005 and net cash proceeds of approximately $150 million were received during fiscal 2004.

We recorded net charges of $2 million during the quarter ended April 30, 2005, for the closing of the other Kids “R” Us properties. These charges included a loss of $1 million on the sale of property and $1 million of vacancy-related costs for the closed facilities. Charges in connection with these initiatives may be subject to revision for changes in estimates.  For the quarter ended May 1, 2004, we recorded restructuring and other charges of $8 million related to this initiative. These charges included $3 million of real estate and lease commitments and $5 million of vacancy costs for closed facilities.

In 2001, we recorded net charges of $184 million to close 27 Toys “R” Us stores and 37 Kids “R” Us stores. In conjunction with most of the Kids “R” Us store closings, we converted the nearest Toys “R” Us store into a Toys “R” Us combo store, which combines our toy offering with approximately 5,500 square feet of apparel offering. Also, as part of this plan, we eliminated approximately 1,700 staff positions in our stores and headquarters and consolidated five of our store support center facilities into our current Global Store Support Center facility in Wayne, New Jersey. We sold our former store support center facility in Montvale, New Jersey during 2004 and received net proceeds of $15 million, which equaled our net book value. We continue to pursue sub-tenants for our former store support center facilities in Paramus and Fort Lee, New Jersey. No additional charges were recorded during the first quarter of 2005. For the quarter ended May 1, 2004, we recorded net restructuring and other charges of $1 million.

In 1998 and 1995, we announced strategic initiatives to reposition our worldwide business. These included charges primarily for long-term lease commitments that will be utilized in 2005 and thereafter. We did not record additional charges for this initiative during the quarter ended April 30, 2005. For the quarter ended May 1, 2004, we recorded restructuring and other charges of $5 million related to properties included in these restructuring initiatives.

Refer to Note 4 to the condensed consolidated financial statements entitled “Restructuring and other charges” for a further discussion about our restructuring initiatives.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided from operations, our existing cash balances, our revolving credit facility of $685 million that expires in September 2006 and an overdraft credit facility of $153 million (80 million British pounds), obtained to fund our operations in the United Kingdom, that expires in September 2005.  The seasonal nature of our business typically causes cash balances to decline from the beginning of the fiscal year through October as inventory increases for the holiday selling season and funds are used for construction of new stores, as well as remodeling and other initiatives that normally occur in this period.  Our revolving credit facility is available for seasonal borrowing and general corporate purposes.  Additionally, we have lines of credit with various banks to meet certain of the short-term financing needs of our foreign subsidiaries.  We had no outstanding balances under the $685 million credit facility at the end of the first quarter of 2005 and had an outstanding balance of $146 million on our $153 million overdraft credit facility as of the end of the first quarter of 2005.  We believe that cash flow from our operations in 2005, along with our existing cash and our unsecured revolving credit facilities, will be adequate to meet our expected cash flow requirements (without regard to potential cash flow requirements related to the financing of the proposed merger), and to fund our planned capital expenditures for at least the next 12 months.  In addition, our next scheduled significant debt maturity will be our 6.875% Notes due in 2006 and we believe that we will be able to either repay or refinance this maturing debt.

During the beginning of the second quarter of 2005 we made changes to our debt structure.  On April 6, 2005, pursuant to a written request received from Global Toys Acquisition, LLC (“Parent”), we commenced a cash tender offer to purchase up to $402.5 million principal amount of our outstanding 6.25% Senior Notes due August 16, 2007. In the tender offer, $380.7 million aggregate principal amount of notes were validly tendered and accepted for payment and United States treasury securities were substituted as collateral to secure the holder’s obligations to purchase our common stock under the related purchase contract. The tendered notes were retired on May 6, 2005.  On May 10, 2005, we issued a press release announcing our intention to purchase the remaining $21.8 million aggregate principal amount of notes in the remarketing scheduled to occur on May 11, 2005.  The entire amount of remaining notes was purchased and retired on May 16, 2005.  On May 27, 2005, pursuant to a written request from Parent, we commenced an offer to purchase for cash any and all of the outstanding $200 million aggregate principal amount of 8.75% debentures due September 1, 2021 and a solicitation of consents for amendments to the indenture governing the debenture. Assuming all of these debentures are tendered, all of the existing public debt, which is unsecured, will remain solely an obligation of Toys "R" Us, Inc.   For further details, refer to Note 15 to our condensed consolidated financial statements entitled “Equity security units” and to Note 19 to our condensed consolidated financial statements entitled “Subsequent events” as well as our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

The Parent had advised us that, in connection with the completion of the proposed merger, Parent currently anticipates that certain assets and subsidiaries held by Toys “R” Us, Inc. and its subsidiaries (including certain domestic and foreign operations) will be transferred to and among our subsidiaries.  The actual transfers will be determined based on the final structure of the financing arrangements for the proposed merger.  In addition, the Parent has advised us that at closing of the proposed merger, approximately $4.2 billion of new indebtedness will be incurred by Toys “R” Us - Delaware, Inc. (our principal domestic subsidiary), our international holding company subsidiary and certain other of our subsidiaries.  In addition, a portion of this new indebtedness will be secured.  See “Risks Related to the Proposed Merger” in Item 1. Business of our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Net cash used in operating activities for the first quarter of 2005 was $510 million and included the unfavorable impact of the period’s operating loss, the unfavorable impact of seasonal merchandise inventory build and increase in cash paid for income taxes.

Net cash provided by investing activities was $937 million for the first quarter of 2005 compared to $368 million for the first quarter of 2004.  The increase in period on period cash flows is primarily due to increased dispositions of our short-term investments during the first quarter of 2005 of $558 million.

Net cash provided by financing activities was $202 million for the first quarter of 2005 compared to net cash used in financing activities of $491 million in the first quarter of 2004.  Financing activities for the first quarter of 2005 reflect the proceeds from our borrowings of $145 million (excluding the effect of foreign currency) under our overdraft credit facility of $153 million that we obtained during the first quarter of 2005 as well as the proceeds from the exercise of stock options.  Financing activities in the first quarter of 2004 included the payment of $466 million to retire our 500 million euro-denominated bond.

Uses of Capital

During 2005, we plan to continue the expansion of our Babies “R” Us and our International store base.

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

In connection with the related financing transactions to be undertaken as a result of the proposed merger, it is possible that the rating agencies will revise the ratings in respect of our outstanding debt securities. Refer to our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 for further detail. At this time, we are unable to predict the ratings to be so assigned to our outstanding debt by the rating agencies.

Off Balance Sheet Arrangements

Our Global Store Support Center facility in Wayne, New Jersey was originally financed under a lease arrangement commonly referred to as a “synthetic lease.” Under this lease, unrelated third parties arranged by Wachovia Development Corporation, a multi-purpose real estate investment company, funded the acquisition and construction of the facility. On March 31, 2005, we submitted a purchase election option to Wachovia Development Corporation for the purpose of purchasing our Global Store Support Center facility. On June 1, 2005, we completed this transaction for a purchase price of $128.8 million.

We are the guarantor of 80% of a 10 billion yen ($95 million) loan to Toys “R” Us – Japan from a third party in Japan. We also guarantee 80% of three installment loans totaling 7.4 billion yen ($70 million) to Toys “R” Us – Japan from a third party in Japan. See Note 16 to the condensed consolidated financial statements entitled “Investment In Toys “R” Us – Japan” for a further discussion on these guarantees.

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

A summary of significant accounting policies and a description of accounting policies that we believe critical may be found in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, in the Critical Accounting Policies section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Merger Agreement contemplates that Acquisition Sub will be merged with and into the Company and each outstanding share of common stock of the Company will be converted into the right to receive $26.75 per share in cash, without interest. Upon completion of the proposed merger, all options will become fully vested and will be cashed out and cancelled. Refer to our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 for further details.

We are scheduled to hold a special meeting of stockholders on Thursday, June 23, 2005, for the purpose of adopting the Merger Agreement. We expect to complete the merger by the end of July 2005, subject to the adoption of the merger agreement by our stockholders and the satisfaction of other closing conditions.

Forward-Looking Statements

This Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby.  All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements.  We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases.  These statements discuss, among other things, implementation of the proposed merger, our strategy, store openings and renovations, future financial or operational performance, anticipated cost savings, results of store closings and restructurings, anticipated domestic or international developments, future financings, targets and future occurrences and trends.  These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of our business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which we conduct our business, the timing and receipt of approvals for the proposed merger, our ability to implement our strategy, availability of adequate financing, our dependence on key vendors of our merchandise, international events affecting the delivery of toys and other products to our stores, economic, political and other developments associated with our international operations, and risks, uncertainties and factors set forth in our reports and documents filed with the United States Securities and Exchange Commission (which reports and documents should be read in conjunction with this Quarterly Report on Form 10-Q).  We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments.  Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk from potential changes in interest rates and foreign exchange rates.  Our market risks at April 30, 2005 are similar to those disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.  We continue to regularly evaluate these risks and continue to take measures to mitigate these risks, including, among other measures, entering into derivative financial instruments to hedge a variety of risk exposures including interest rate and currency risks.  There has been no material change to our market risk since January 29, 2005.

Back to Index

Item 4.  Controls and Procedures

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

As described in Note 2 entitled “Restatement of Financial Statements for Accounting for Leases and Leasehold Improvements” and as more fully described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005, management reviewed the Company’s accounting practices for leases and leasehold improvements as a result of views expressed by the office of the Chief Accountant of the Securities and Exchange Commission in a February 7, 2005 letter to the American Institute of Certified Public Accountants, regarding certain operating lease accounting issues and their applicability under generally accepted accounting principles, and concluded that our previously established accounting practices for leases and leasehold improvements were incorrect, and accordingly, we determined to restate certain of our previously issued financial statements to reflect the correction in the Company’s accounting practices for leases and leasehold improvements. As a result, the Company concluded that it had a material weakness in controls over the selection and monitoring of its accounting practices used in its accounting for leases and leasehold improvements as of January 29, 2005. As a result, the Company’s Chief Executive Officer and Chief Financial Officer concluded that solely as a result of the foregoing lease accounting matter, the Company’s disclosure controls and procedures were not effective as of the end of the fiscal period covered by our Annual Report on Form 10-K for the year ended January 29, 2005.

Subsequent to January 29, 2005, to remediate the above referenced material weakness in the Company’s internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures, the Company corrected its method of accounting for leases and leasehold improvements.  During the quarter ended April 30, 2005, the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (April 30, 2005), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the remediation of the material weakness described below, the Company’s disclosure controls and procedures were effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (April 30, 2005).

Other than as discussed above, during our first quarter of 2005, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 25 and 31, 2005 respectively, Iron Workers of Western Pennsylvania Pension & Profit Plans and Jolly Roger Fund LP filed in the Court of Chancery in the State of Delaware in and for New Castle County two purported class action complaints against Toys "R" Us, Inc. (the "Company") and certain of its officers and directors ("Individual Defendants") challenging the Agreement and Plan of Merger ("Merger Agreement"), dated as of March 17, 2005 by and among the Company, Global Toys Acquisition, LLC ("Parent") and Global Toys Acquisition Merger Sub, Inc. ("Acquisition Sub").  On April 20, 2005, these two lawsuits were consolidated in the Court of Chancery in the State of Delaware in and for New Castle County.  On May 18, 2005, Plaintiffs filed a consolidated First Amended Complaint (the "Complaint"), in which plaintiffs named Parent and Acquisition Sub as additional defendants.

The Complaint asserts on behalf of a purported class of stockholders of the Company a claim against the Individual Defendants for alleged breaches of fiduciary duties in connection with the Merger Agreement.

The Complaint additionally asserts a claim against Parent and Acquisition Sub for aiding and abetting the alleged breaches of fiduciary duties by the Individual Defendants in connection with the Merger Agreement.  The Complaint seeks to enjoin the consummation of the merger or, alternatively, to rescind it.  Plaintiffs also seek an award of damages for the alleged wrongs asserted in the Complaint.

On May 20, 2005, plaintiffs filed motions for expedited proceedings and a preliminary injunction. The court granted plaintiffs' motion to expedite discovery and scheduled a hearing on their motion for a preliminary injunction on June 17, 2005.  On June 2nd and 3rd, 2005, Toys "R" Us and the Individual Defendants moved to dismiss the lawsuit brought by plaintiffs.  The Company believes that the Complaint is without merit and intends to defend the lawsuit vigorously.

From time to time, in the ordinary course of business, the Company is involved in various legal proceedings, including commercial disputes, personal injury claims and employment issues.  The Company does not believe that any of these proceedings will have a material adverse effect on its financial condition, results of operations, or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the three months ended April 30, 2005.  These shares were either delivered to us by employees as payment for the exercise price of stock options or purchased by us and held in trust pursuant to our Non-Employee Directors’ Deferred Compensation Plan to mirror deferred restricted stock units that were granted by us to our non-employee directors during this period.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

01/30/2005 – 02/26/2005	(1)	6,542	$21.75	-	$-
	(2)	12,241	22.03

02/27/2005 – 03/26/2005	(2)	6,564	$22.99	-	$-

03/27/2005 – 04/30/2005	(2)	31,647	$25.83		$-

Total		56,994	$24.22	-	$-

(1)

Represents shares of common stock purchased and held in a rabbi trust established under our
Non-Employee Directors’ Deferred Compensation Plan to mirror deferred restricted stock units that were granted during this period pursuant to our Non-Employee Directors’ Stock Unit Plan.

(2)	Represents shares of common stock delivered to us as payment for the exercise price of options issued under our Amended and Restated 1994 Stock Option and Performance Incentive Plan.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of March 17, 2005, among Toys “R” Us, Inc., Global Toys Acquisition, LLC and Global Toys Acquisition Merger Sub, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated March 22, 2005 and incorporated herein by reference).

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

TOYS “R” US, INC.

(Registrant)

Date: June 9, 2005	/s/ Raymond L. Arthur

Raymond L. Arthur
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 17, 2005, among Toys “R” Us, Inc., Global Toys Acquisition, LLC and Global Toys Acquisition Merger Sub, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated March 22, 2005 and incorporated herein by reference).

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