Form 10-Q
period 2005-07-30
TOYS R US INC
filed 2005-09-14
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 31, 2005 there were outstanding 1,000 shares of common stock of Toys “R” Us, Inc. (all of which are owned by our holding company and are not publicly traded).

TOYS “R” US, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Back_to_Index

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	July 30, 2005	January 29, 2005	July 31, 2004 (As restated)
ASSETS
Current Assets:
Cash and cash equivalents	$453	$1,232	$645
Short-term investments	—	953	395
Accounts and other receivables	201	171	153
Merchandise inventories	2,007	1,884	2,102
Net property assets held for sale	5	7	61
Prepaid expenses, derivative assets and other current assets	175	160	172

Total current assets	2,841	4,407	3,528
Property and equipment, net	4,297	4,339	4,328
Goodwill, net	353	353	348
Deferred tax assets	546	426	400
Other assets	395	243	313

	$8,432	$9,768	$8,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$874	$1,023	$827
Accrued expenses and other current liabilities	825	881	693
Income taxes payable	149	245	20
Current portion of long-term debt	202	452	33

Total current liabilities	2,050	2,601	1,573
Long-term debt	6,105	1,860	2,268
Deferred tax liabilities	534	485	538
Deferred rent liability	271	269	269
Other non-current liabilities	201	228	270
Minority interest in Toysrus.com	—	—	5
Stockholders’ (deficit) / equity	(729)	4,325	3,994

	$8,432	$9,768	$8,917

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004 (As restated)	July 30, 2005	July 31, 2004 (As restated)
Net sales	$2,099	$2,022	$4,231	$4,080
Cost of sales	1,363	1,441	2,763	2,771

Gross margin	736	581	1,468	1,309
Selling, general and administrative expenses	627	661	1,302	1,304
Transaction and related costs	400	—	400	—
Depreciation and amortization	91	86	183	172
Restructuring and other charges	2	31	5	45
Loss on early extinguishment of debt and contract settlement fees	22	—	22	—

Total operating expenses	1,142	778	1,912	1,521

Operating loss	(406)	(197)	(444)	(212)
Interest expense	(48)	(30)	(86)	(62)
Interest income	11	3	20	6

Loss before income taxes	(443)	(224)	(510)	(268)
Income tax benefit	84	266	110	282

Net (loss) / earnings	$(359)	$42	$(400)	$14

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	26 Weeks Ended
	July 30, 2005	July 31, 2004 (As restated)
Cash Flows from Operating Activities:
Net (loss) / earnings	$(400)	$14
Adjustments to reconcile net (loss) / earnings to net cash used in operating activities:
Depreciation and amortization	183	172
Amortization of restricted stock	16	—
Amortization of debt issuance costs	2	—
Loss on early extinguishment of debt	7	—
Stock compensation arising from cash settlement	192	—
Deferred income taxes	(64)	1
Tax benefit from exercise of stock options	15	—
Stock option compensation expense	17	—
Other	8	12
Changes in operating assets and liabilities:
Accounts and other receivables	(33)	11
Merchandise inventories	(142)	(15)
Prepaid expenses and other operating assets	14	(16)
Accrued expenses and other liabilities	(173)	(168)
Accounts payable	(131)	(187)
Income taxes payable	(95)	(299)

Net cash used in operating activities	(584)	(475)

Cash Flows from Investing Activities:
Capital expenditures, net	(186)	(90)
Proceeds from sale of short-term investments	953	176
Proceeds from sale of fixed assets	3	103

Net cash provided by investing activities	770	189

Cash Flows from Financing Activities:
Long-term debt borrowings	4,263	—
Short-term debt borrowings	325	—
Long-term debt repayment	(433)	(491)
Short-term debt repayment	(174)	—
Repurchase of common stock	(5,891)	—
Repurchase of stock options and restricted stock	(222)
Capital contributed by affiliate	1,279	—
Settlement of equity security units	(21)	—
Proceeds received from settlement of derivatives	38	—
Proceeds received from exercise of stock options	87	5
Proceeds received from issuance of common stock	20	—
Capitalized transaction costs	(213)	—

Net cash used in financing activities	(942)	(486)

Effect of exchange rate changes on cash and cash equivalents	(23)	5

Cash and cash equivalents:
Net decrease during period	(779)	(767)
Cash and cash equivalents at beginning of period	1,232	1,412

Cash and cash equivalents at end of period	$453	$645

Supplemental disclosures of cash flow information:
Net income taxes paid	$69	$1

Interest paid	$88	$91

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Common stock				Additional paid-in- capital	Unamortized value of restricted stock	Accumulated other comprehensive (loss) / income	Retained earnings	Total stockholders’ equity
	Issued		In Treasury
(In millions)	Shares	Amount	Shares	Amount
Balance, January 29, 2005	300.4	$30	(84.5)	$(1,658)	$405	$(5)	$(7)	$5,560	$4,325

Net earnings for the year	—	—	—	—	—	—	—	(400)	(400)
Foreign currency translation adjustments	—	—	—	—	—	—	(47)	—	(47)
Unrealized loss on hedged transactions	—	—	—	—	—	—	9	—	9
Minimum pension liability adjustment	—	—	—	—	—	—	1	—	1

Total comprehensive income	—	—	—	—	—	—	—	—	(437)
Exercise of stock options, net	—	—	4.8	96	(9)	—	—	—	87
Tax benefit related to stock plan activities	—	—	—	—	16	—	—	—	16
Stock compensation expense	—	—	—	(5)	22	—	—	—	17
Issuance of restricted stock, net and other	—	—	0.3	5	5	(11)	—	—	(1)
Amortization of restricted stock	—	—	—	—	—	16	—	—	16
Exercise of equity security units (“ESUs”)	—	—	0.9	19	1	—	—	—	20
Treasury stock repurchase	—	—	(221)	(5,891)	—	—	—	—	(5,891)
Contribution of capital by affiliate	—	—	—	—	1,279	—	—	—	1,279
Repurchase of options and awards, net of related compensation costs	—	—	—	(23)	(7)	—	—	—	(30)
Obligations for net cash settlement of warrants and ESUs	—	—	—	—	(109)	—	—	—	(109)
Repurchase of ESUs	—	—	(0.9)	(21)	—	—	—	—	(21)
Cancellation of treasury stock	(300.4)	(30)	300.4	7,478	(1,603)	—	—	(5,845)	—

Balance, July 30, 2005	—	$—	—	$—	$—	$—	$(44)	$(685)	$(729)

Refer to Note 14 entitled “Stockholders’ equity and related benefit plans” for details on the number of shares outstanding as of July 30, 2005.

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

Our condensed consolidated balance sheets as of July 30, 2005, January 29, 2005, and July 31, 2004 (as restated), the condensed consolidated statement of earnings for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004 (as restated), the condensed consolidated statement of cash flows for the twenty-six weeks ended July 30, 2005 and July 31, 2004 (as restated), and condensed consolidated statements of stockholders’ equity for the twenty-six weeks ended July 30, 2005, have been prepared by us in conformity with accounting principles generally accepted in the United States for interim reporting. Our interim condensed consolidated financial statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, and estimates that impact the carrying values of assets and liabilities) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks and twenty-six weeks periods then ended. The balance sheet at January 29, 2005, presented herein, has been derived from our audited balance sheet included in our Annual report on Form 10-K for the fiscal year ended January 29, 2005.

The results of operations for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004 (as restated) are not necessarily indicative of operating results of the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Ultimate outcomes could materially differ from our estimates.

Certain information and footnote disclosures normally included in the annual statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Certain prior period amounts have been reclassified to conform to the current period presentation.

In 2004, we reclassified auction rate securities and variable rate demand notes from cash and cash equivalents to short-term investments, and made corresponding adjustments to our consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The fair value of these investments was $395 million at July 31, 2004 and $953 million at January 29, 2005. As of July 30, 2005, we did not own auction rate securities or variable rate demand notes.

We reclassified certain fiscal 2004 balances from cash and cash equivalents related to credit card receivables into accounts receivable. Accordingly, our cash and cash equivalents were reduced by $23 million for the period ended July 31, 2004, and by $18 million for the period ended January 29, 2005.

2. Merger and recapitalization

On March 17, 2005, we entered into an Agreement and Plan of Merger, dated as of March 17, 2005 (the “Merger Agreement”), with Global Toys Acquisition, LLC (“Parent”) and Global Toys Acquisition Merger Sub, Inc. (“Acquisition Sub”) to merge our entire worldwide operations, including both our global Toys “R” Us and Babies “R” Us businesses. Parent and Acquisition Sub were entities directly and indirectly owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co., L.P., and Vornado Realty Trust (collectively, the “Sponsors”).

On July 21, 2005, the transaction was consummated by the Sponsors, along with a fourth investor, GB Holdings I, LLC (the “Fourth Investor”), an affiliate of Gordon Brothers, a consulting firm which is independent from and unaffiliated with the Sponsors and management, through a $6.6 billion merger of Acquisition Sub with and into the Company, with the Company being the surviving corporation in the merger (the “Merger”). The Sponsors and the Fourth Investor are collectively referred to herein as the “Investors.” Pursuant to the Merger Agreement, the former holders of the Company’s common stock, par value $.10 per share, received $26.75 per share, or approximately $5.9 billion. In addition, approximately $756 million was used, among other things, to settle our equity security units, and to cash out our warrants and options to purchase common stock, restricted stock and restricted stock units, fees and expenses related to the merger, and severance, bonuses and related payroll taxes. The merger consideration was funded through the use of the Company’s available cash, cash equity contributions from the Investors and the debt financings as described more fully below. We refer to the July 21, 2005 merger and recapitalization as the “Merger Transaction.”

The Merger Transaction has been accounted for as a recapitalization and accordingly, there was no change in the basis of the assets and liabilities of Toys “R” Us, Inc. Therefore, all operations of Toys “R” Us, Inc. prior to the Merger Transaction are reflected herein at their historical amounts.

The following principle equity capitalization and financing transactions occurred in connection with the Merger Transaction:

•	Aggregate cash equity contributions of $1.3 billion were made by the Investors.

•	We, directly or through our subsidiaries, entered into: (1) a new $2.0 billion secured revolving credit facility, of which $700 million was drawn at closing, (2) a new $1.9 billion unsecured bridge loan agreement, all of which was drawn at closing, (3) a new secured $1.0 billion European bridge loan facility and multi-currency revolving facilities in an amount of up to £95 million and €145 million, of which $1.0 billion was drawn at closing, and (4) $800 million of new mortgage loan agreements, all of which was drawn at closing. Refer to Notes 8, 10 and 13 for further details on derivative instruments and hedging activities, seasonal financing and long-term debt, and equity security units.

The proceeds from the equity capitalization and financing transactions, together with $1.2 billion of our available cash, are intended to fund the:

•	Purchase of common stock outstanding of approximately $5.9 billion;

•	Purchase of all stock options, restricted stock, and restricted stock units of the Company under the terms of the Merger Agreement of approximately $227 million;

•	Settlement of our equity security units of approximately $114 million;

•	Purchase of all stock warrants of approximately $17 million;

•	Fees and expenses related to the Merger Transaction and the related financing transactions of approximately $362 million; and

•	Severance, bonuses and related payroll taxes of approximately $36 million.

The fees and expenses related to the Merger Transaction and the related financing transactions principally consisted of advisory fees and expenses of $78 million, financing fees of $135 million, sponsor fees of $81 million, and other fees and expenses of $68 million. Of the $362 million of costs, approximately $142 million were expensed for the period ended July 30, 2005 and the remainder was capitalized as debt issuance costs and other prepaid expenses.

Transaction and related costs

We recorded expenses of $400 million for the thirteen-week and twenty-six week periods ended July 30, 2005. These costs reflect $142 million of expenses related to the Merger transaction, compensation expenses associated with the Merger Transaction related to stock options and restricted stock of $222 million, as well as severance, bonuses and related payroll taxes of $36 million.

We believe the amounts recorded in the financial statements represent management’s best estimate based on available information in amount and in allocation to expense during the period and capitalization to debt issuance costs.

In connection with the closing of the Merger, the Company notified the New York Stock Exchange that all of the Company’s common stock, par value $0.10 (the “Company Common Stock”), was converted into the right to receive $26.75 per share, and requested that the New York Stock Exchange file with the Securities and Exchange Commission an application on Form 25 to strike the Company Common Stock from listing and registration thereon. On July 26, 2005 the New York Stock Exchange confirmed that such filing has been made.

3. Certain effects of the Merger Transaction

Immediately following the consummation of the Merger Transaction, we implemented an inversion transaction (the “Inversion”) whereby one of our dormant subsidiaries became the new parent of Toys “R” Us, Inc. and is now known as Toys “R” Us Holdings, Inc. (“Holdings”), as follows:

•	Holdings’ shares of common stock held by Toys “R” Us, Inc. were cancelled. The Certificate of Incorporation of Holdings was amended to authorize two classes of common stock, Class L Common and Class A Common (collectively, the “Common Stock”); and,

•	The Investors’ shares of Toys “R” Us, Inc. common stock (including the shares held by management) were automatically converted into shares of Holdings. All of the shares of Common Stock were issued in “strips” of stock, which consisted of one share of Class L common stock and nine shares of Class A common stock so that each Investor owns the same proportionate interest in Class L and Class A common stock. Subsequent to the conversion, the Investors and management have the same ownership interests in Holdings as they previously did in Toys “R” Us, Inc.

Immediately following the consummation of the Merger Transaction and the Inversion, the Company was indirectly owned 32.9% by each of the Sponsors, 1.1% by the Fourth Investor and 0.2% by management. Refer to our proxy statement filed with the Securities and Exchange Commission on May 23, 2005 for more information about the Merger Transaction and related transactions.

In connection with the Merger and the Inversion, effective as of July 21, 2005, the Company’s Certificate of Incorporation was amended and the Company’s authorized 650,000,000 shares of common stock, par value $.10 per share, became 3,000 shares of common stock, par value $.01 per share.

Executive Severance Obligations

In connection with the Merger Transaction and for the period ended July 30, 2005 we recorded $25 million of payments to senior executives whose employment with the company ceased. Based upon current compensation levels, if all of the remaining senior executives who have retention agreements with the Company were separated and received the severance benefits specified under their respective agreements, our additional costs would be in the range of $25 million to $30 million.

4. Restatement of financial statements for accounting for leases and leasehold improvements

During fiscal 2005, we re-evaluated our lease accounting practices and corrected our accounting for leases, specifically the accounting for operating leases with scheduled rent increases and leasehold improvements. Under the requirements of FASB Technical Bulletin 85-3, “Accounting for Leases with Scheduled Rent Increases,” rent expense should be amortized on a straight-line basis over the term of the lease.

We have restated our previously issued financial statements for the fiscal years ended January 31, 2004 and February 1, 2003, the respective quarterly financial information, as well as the first three quarters of the fiscal year ended January 29, 2005, to reflect the above corrections in our accounting practices for leases and leasehold improvements.

We adjusted the initial lease terms to include rent holiday periods and option renewals that are reasonably assured of being exercised and included the straight-line effect over the lengthened term to include option periods with escalating rents, which had the effect of increasing previously reported rent expense. We also reviewed our leasehold improvements to ensure amortization over the shorter of their economic lives or adjusted term and in certain instances shortened the depreciation or amortization periods for leasehold improvements, which had the effect of increasing previously reported annual depreciation and amortization expense.

Following is a summary of the cumulative effects of these changes on our condensed consolidated statements of earnings for the thirteen-week and twenty-six week period ended July 31, 2004, as well as the affected line items of our condensed consolidated balance sheet as of July 31, 2004.

(In millions)	Condensed Consolidated Statement of Earnings
For the 13 Weeks ended July 31, 2004	As previously reported	adjustments	As restated
Net sales	$2,022	$—	$2,022
Cost of sales	1,441	—	1,441

Gross margin	581	—	581
Selling, general and administrative expenses	656	5	661
Depreciation and amortization	79	7	86
Restructuring and other charges	38	(7)	31

Total operating expenses	773	5	778

Operating loss	(192)	(5)	(197)
Interest expense	(30)	—	(30)
Interest income	3	—	3

Loss before income taxes	(219)	(5)	(224)
Income tax benefit	280	(14)	266

Net earnings	$61	$(19)	$42

(In millions)	Condensed Consolidated Statement of Earnings
For the 26 Weeks ended July 31, 2004	As previously reported	adjustments	As restated
Net sales	$4,080	$—	$4,080
Cost of sales	2,771	—	2,771

Gross margin	1,309	—	1,309
Selling, general and administrative expenses	1,303	1	1,304
Depreciation and amortization	160	12	172
Restructuring and other charges	53	(8)	45

Total operating expenses	1,516	5	1,521

Operating loss	(207)	(5)	(212)
Interest expense	(62)	—	(62)
Interest income	6	—	6

Loss before income taxes	(263)	(5)	(268)
Income tax benefit	296	(14)	282

Net earnings	$33	$(19)	$14

(In millions)	Condensed Consolidated Balance Sheet
As of July 31, 2004	As previously reported	Adjustments	As restated
ASSETS
Income tax benefit	$98	$(98)	$—
Prepaid expenses and other current assets	99	73	172
Property and equipment, net	4,465	(137)	4,328
Other assets	576	137	713
Total assets	$8,942	$(25)	$8,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Incomes taxes payable	$—	$20	$20
Deferred rent liability	76	193	269
Stockholders’ Equity
Retained earnings	5,551	(229)	5,322
Accumulated other comprehensive loss	(65)	(9)	(74)
Total liabilities and stockholders’ equity	$8,942	$(25)	$8,917

5. Restructuring and other charges

Our condensed consolidated financial statements for the twenty-six week period ended July 30, 2005 included the following pre-tax charges related to restructuring initiatives from prior years:

(In millions)	Restructuring and other charges	SG&A	Total
2004 Initiatives	$1	$5	$6
2003 Initiatives	4	—	4
2001 Initiatives	(1)	—	(1)
1998 and 1995 Initiatives	1	—	1

Total	$5	$5	$10

At July 30, 2005, we had total remaining reserves of $99 million to complete all of these restructuring initiatives. We believe that remaining reserves at July 30, 2005, are adequate to complete these initiatives and commitments. See below for a further discussion of individual restructuring initiatives and related charges and reserves.

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

During the thirteen weeks ended July 30, 2005, we recorded, in selling, general and administrative expenses, $1 million of stock option compensation charges, related to our 2004 initiatives. For the twenty-six week period ended July 30, 2005, we recorded an additional $6 million of charges related to our 2004 initiatives, comprised of $1 million for severance, recorded in restructuring and other charges and illustrated in the table below, and $5 million for stock option compensation charges, recorded in selling, general and administrative expenses. While the stock option compensation charges are part of the 2004 restructuring initiative, they are not part of the restructuring reserve account but rather included as a component of stockholders’ equity. As of July 30, 2005, $6 million of reserves for termination costs remained to complete this initiative.

Details on the activity of charges and reserves for the twenty-six week period ended July 30, 2005 are as follows:

(In millions)	Balance at January 29, 2005	Adjustments	Utilized	Balance at July 30, 2005
Severance	$8	$1	$(4)	$5
Other compensation	2	—	(1)	1

Total remaining restructuring reserves	$10	$1	$(5)	$6

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

As outlined in the summary table below, we recorded charges of $2 million and $4 million during the thirteen-week and twenty-six week period ended July 30, 2005, respectively, for the disposition of the other Kids “R” Us stores. Included in the $2 million of charges for the thirteen weeks ended July 30, 2005, are $1 million of charges related to lease commitments, and $1 million of vacancy-related costs due to differences between estimated and actual sublease income received. Charges for the twenty-six weeks ended July 30, 2005, included a loss of $1 million on the sale of property, $1 million related to lease commitments, and $2 million of vacancy-related costs. We expect to record additional charges for vacancy-related costs for closed facilities until their disposition. Charges in connection with these initiatives may be subject to revision for changes in estimates.

Details on the activity of charges and reserves for the twenty-six week period ended July 30, 2005 are as follows:

(In millions)	Balance at January 29, 2005	Adjustments	Utilized	Balance at July 30, 2005
Lease commitments	$13	$1	$(5)	$9
Sale of Kids “R” Us real estate	—	1	(1)	—
Vacancy costs and other	—	2	(2)	—

Total remaining restructuring reserves	$13	$4	$(8)	$9

2001 Initiatives

In 2001, we recorded net charges of $184 million to close a number of stores, to eliminate a number of staff positions, and to consolidate five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. During the thirteen-week and twenty-six week period ended July 30, 2005 we reversed a net $1 million of previously accrued charges that we determined to be no longer be needed.

Details on the activity of charges and reserves for the twenty-six week period ended July 30, 2005 are as follows:

(In millions)	Balance at January 29, 2005	Adjustments	Utilized	Balance at July 30, 2005
Real estate and lease commitments
Store closings	$14	$—	$(1)	$13
Store support center consolidation	49	(1)	(4)	44

Total remaining restructuring reserves	$63	$(1)	$(5)	$57

Other Prior Year Initiatives

We had $27 million of reserves remaining at July 30, 2005 from restructuring charges previously recorded in 1998 and 1995, primarily for long-term lease commitments, that will be utilized in 2005 and thereafter. During the thirteen-week and twenty-six week period ended July 30, 2005, we recorded additional charges of $1 million resulting from adjustments to lease shortfall reserves.

Property Assets Held for Sale

We have included certain real estate assets of $5 million related to former Kids “R” Us real estate as current assets in our condensed consolidated balance sheets as they are being held for sale.

6. Merchandise inventories

Merchandise inventories for the Toys “R” Us – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method and represent approximately 57% of total merchandise inventories as of July 30, 2005. All other merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method. If all inventories had been valued at the lower of FIFO, cost or market, inventories would show no change at July 30, 2005, July 31, 2004, or January 29, 2005. Details on the components of our consolidated merchandise inventories are as follows:

(In millions)	July 30, 2005	January 29, 2005	July 31, 2004 (1)
Toys “R” Us – U.S.	$1,142	$1,085	$1,252
Toys “R” Us – International	514	402	496
Babies “R” Us	294	349	302
Toysrus.com	57	48	52

	$2,007	$1,884	$2,102

(1)	2004 inventory balances include the impact of $157 million in inventory markdowns primarily to liquidate selected older toy-store inventory and therefore enhance store productivity and supply chain efficiency.

7. Investment in Toys “R” Us – Japan

We have accounted for our 48% ownership investment in the common stock of Toys “R” Us – Japan, a licensee of ours, using the “equity method” of accounting since the initial public offering in Japan of Toys “R” Us – Japan in April 2000. Our policy is to account for the sale of a subsidiary’s stock by recognizing gains or losses for value received in excess of, or less than, our basis in such subsidiary.

At July 30, 2005, the quoted market value of our investment was $227 million, which exceeds our carrying value. The valuation is derived from a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale. We are the guarantor of 80% of a 10 billion yen ($89 million) loan to Toys “R” Us – Japan from third parties in Japan. The loan has an annual interest rate of 6.47% and is due in 2012. We also guarantee 80% of three installment loans totaling 7.0 billion yen ($62 million) to Toys “R” Us – Japan from a third party in Japan. These loans have annual interest rates of 2.6%—2.8%.

8. Derivative instruments and hedging activities

We account for our hedges in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (SFAS 138), and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), and we record the fair value of these instruments within our consolidated balance sheets. In accordance with SFAS No. 133, we designate our derivative instruments as cash flow hedges and formally document the hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, at the time the derivative contract is executed. We assess the effectiveness of the hedge both at inception and on an on-going basis and determine whether the hedge is highly effective in offsetting changes in cash flows of the linked hedge item. We record the effective portion of changes in the estimated fair value in accumulated other comprehensive income (loss) and subsequently reclassify the related amount of accumulated other comprehensive income (loss) to earnings when the hedging relationship is terminated. If it is determined that a derivative has ceased to be a highly effective hedge, we will discontinue hedge accounting for such transaction.

We enter into derivative financial arrangements to hedge a variety of risk exposures, including interest rate and currency risks, associated with our long-term debt, as well as foreign currency risk relating to import merchandise purchases. We enter into interest rate swaps to manage interest rate risk, and we enter into foreign exchange forward contracts to minimize and manage the currency risks related to our merchandise import purchase program. We do not enter into derivative financial instruments other than for hedging purposes.

In July 2005, we entered into interest rate caps on our $800 million secured real estate loans which carry annual weighted average interest rates of LIBOR plus 1.30%. The interest rate caps are considered hedges of the variable cash flows associated with changes in one month LIBOR above 7.00%. The instruments are designated as cash flow hedges and are considered highly effective hedges, as defined by SFAS No. 133. At July 30, 2005, the change in fair value of the caps was immaterial and because the hedges are effective, no ineffectiveness was recognized in the current period.

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

Our foreign currency exposure is primarily concentrated in the United Kingdom and Continental Europe, Canada, Australia and Japan. We face transactional currency exposures relating to merchandise that we purchase in foreign currencies. We enter into forward exchange contracts to minimize and manage the currency risks associated with these transactions. The counter-parties to the foreign exchange forward contracts are highly rated financial institutions, and we do not have significant exposure to any single counter-party. These contracts are designated as cash flow hedges, as defined by SFAS No. 133, and are effective as hedges. Accordingly, changes in the effective portion of the fair value of these forward exchange contracts are included in accumulated other comprehensive income (loss). Once the hedged transactions are completed, or when merchandise is sold, the unrealized gains and losses on the forward contracts are reclassified from accumulated other comprehensive income (loss) and recognized in earnings. The majority of the critical terms of the forward contracts and the forecasted foreign merchandise purchases are the same. At July 30, 2005, the fair value of these forward contracts was approximately $6 million in other current assets and $2 million in accrued expenses and other liabilities on the Consolidated Balance Sheets.

Gains and losses from derivative financial instruments are largely offset by gains and losses on the underlying transactions. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings. Generally, the contract terms of hedge instruments closely mirror those of the item being hedged, providing a high degree of risk reduction and correlation. At July 30, 2005, we increased the carrying amount of our long-term debt by $45 million, representing the fair value of debt in excess of the carrying amount on that date. At July 30, 2005, we also recorded derivative assets of $6 million and derivative liabilities of $5 million.

We did not realize any material gains or losses related to these transactions for any of the periods presented. Accordingly, non-cash changes in assets, liabilities and equity have been excluded from the condensed consolidated statements of cash flows presented.

On May 27, 2005 and June 9, 2005, we terminated interest rate swap agreements with a total notional value of $1.55 billion. As a result of these actions, we received a net payment of $38 million, which has been recorded in long-term debt as a deferred credit and will be amortized over the remaining term of the related notes. Additionally, interest will now accrue at the respective coupon rates for the $1.55 billion of debt with respect to those interest rate swaps that were terminated. Specifically, the following interest rate swaps were terminated:

•	$250 million of notional amount of swaps on 6.875% notes, due fiscal 2006;

•	$500 million of notional amount of swaps on 7.625% notes, due fiscal 2011;

•	$400 million of notional amount of swaps on 7.875% notes, due fiscal 2013; and

•	$400 million of notional amount of swaps on 7.375% notes, due fiscal 2018.

9. Goodwill

In 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), which we adopted at the beginning of 2002. SFAS No. 142 changed the accounting for goodwill from an amortization method to impairment only approach and accordingly, we ceased amortization of goodwill in 2002.

Based on the estimated fair market values (calculated using historical operating results of the reporting segments to which the goodwill relates and relative industry multiples) of these reporting units when compared to the book values, we have determined that no impairment of the goodwill exists.

The carrying amount of goodwill at July 30, 2005 was $353 million and was comprised of the following:

•	Goodwill of $319 million related to the acquisition of Baby Super Stores, Inc. in 1997;

•	Goodwill of $29 million relating to the acquisition of Imaginarium Toy Centers, Inc. in 1999; and

•	Goodwill of $5 million, relating to the October 26, 2004 acquisition of SB Toys, Inc., previously a minority shareholder in Toysrus.com. Refer to Note 17 entitled “Toysrus.com” for further details.

10. Seasonal financing and long-term debt

A summary of the Company’s long-term debt and seasonal financing as of July 30, 2005, January 29, 2005, and July 31, 2004, is outlined in the table below:

(In millions)	July 30, 2005	January 29, 2005	July 31, 2004
6.875% notes, due fiscal 2006	$251	$253	$259
LIBOR plus 1.50% senior facility, due fiscal 2006 - 2011	1,004	—	—
LIBOR plus 1.30% mortgage loan, due fiscal 2007	800	—	—
Equity security units (including, as a part thereof, 6.25% notes due fiscal 2007) (a)	—	403	404
Note at an effective cost of 2.23% due in semi-annual installments through fiscal 2008 (b)	93	109	120
LIBOR plus 1.75%-3.75% $2.0 billion credit facility, due fiscal 2010	700	—	—
7.625% notes, due fiscal 2011	529	531	529
LIBOR plus 5.25% bridge loan, due fiscal 2012	1,900	—	—
7.875% notes, due fiscal 2013	389	389	380
7.375% notes, due fiscal 2018	409	403	380
8.750% debentures, due fiscal 2021	199	199	199
Other	33	25	30

	6,307	2,312	2,301
Less current portion	202	452	33

Total	$6,105	$1,860	$2,268

(a)	Refer to Note 13 entitled “Equity security units and stock purchase warrants” for details on the settlement of the debt component of our Equity security units.

(b)	Amortizing note secured by the expected future yen cash flows from license fees due from Toys “R” Us – Japan.

All of the borrowings under our $1.0 billion bridge facility as well as our £95 million and €145 million multi-currency revolving facilities, our $800 million of new mortgage loans, our new $2 billion credit facility and our $1.9 billion bridge loan as well as $22 million of the debt included in “Other” were incurred by our subsidiaries. In addition, our 8.75% debentures due fiscal 2021 are obligations of Toys “R” Us, Inc. and our subsidiary Toys “R” Us-Delaware, Inc. (“Toys-Delaware”). All of the other obligations described in the table above are obligations of Toys “R” Us, Inc.

Long-term debt balances as of July 30, 2005, January 29, 2005, and July 31, 2004, have been impacted by certain interest rate and currency swaps that have been designated as fair value and cash flow hedges, as discussed in Note 8 entitled “Derivative instruments and hedging activities.”

In connection with the Merger Transaction and to fund the aggregate purchase price of the Merger, we incurred new indebtedness on July 21, 2005, as follows:

European Facilities Agreement

On July 21, 2005, Toys “R” Us (UK) Limited entered into a senior facilities agreement with a syndicate of financial institutions. Per the agreement, a $1.0 billion bridge facility and multi-currency revolving facilities in an amount of up to £95 million and €145 million, respectively, were made available to Toys “R” Us (UK) Limited and other European affiliates of Toys “R” Us (UK) Limited. The facilities are, to the extent legally possible, guaranteed by Toys “R” Us (UK) Limited’s immediate holding company, Toys “R” Us Europe, LLC and their respective material subsidiaries and secured by a lien over assets of the borrowers and guarantors under the facilities. The $1.0 billion bridge facility matures on July 21, 2006. If the borrowings outstanding under the bridge facility exceed $850 million at the maturity date, $280 million can be converted into a 5½ year senior facility, and $570 million can be converted into six year senior facility. Any remaining borrowings in excess of $850 million would be due upon maturity. At July 30, 2005, the Company has classified $850 million of the $1.0 billion bridge facility as long-term debt because the Company intends to convert outstanding borrowing at maturity in excess $850 million to senior secured facilities in accordance with the provisions disclosed above. The bridge facility has an annual interest rate of LIBOR plus 1.50% and/or EURIBOR plus 1.50%. As of July 30, 2005, we have borrowed the full amount of $1.0 billion on this facility. The multi-currency revolving facilities have a five year maturity and carry an annual interest rate of LIBOR plus 1.50% and/or EURIBOR plus 1.50%. There were no borrowings under the revolving facilities as of July 30, 2005.

The bridge facility and multi-currency revolving facilities agreement contains covenants, including, among other things, covenants that restrict the ability of Toys “R” Us (UK) Limited, Toys “R” Us Europe, LLC, and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. In addition, for so long as the $1.0 billion bridge facility remains outstanding, Toys “R” Us Europe, LLC must comply with certain financial covenants, including a requirement to maintain a ratio of consolidated EBITDA to net interest payable of not less than 2.0:1.0 and a ratio of consolidated total net debt to consolidated EBITDA of no greater than 6.5: 1.0. Following repayment of the bridge facility or conversion of the bridge into term loans, the minimum ratio of consolidated EBITDA to net interest payable required under the facility will increase and the maximum ratio of consolidated total net debt to consolidated EBITDA required under the facility will decrease. The first testing date will be January 28, 2006.

Secured Real Estate Loans

On July 21, 2005, certain of our indirect, wholly-owned subsidiaries entered into mortgage loan agreements totaling $800 million, carrying annual weighted average interest rates of LIBOR plus 1.30%. Each of these loan agreements has a two-year term and provides for three one-year extensions at the election of the borrower. Direct and indirect interests in certain real property located in the United States secured the loans. As of July 30, 2005, we had $800 million outstanding on these loan agreements.

The loan agreements contain covenants, including, among other things, covenants that restrict the ability of the borrowers to incur additional indebtedness, create or permit liens on assets or engage in mergers or consolidations. In addition, these covenants restrict certain transfers of, and the creation of liens on, direct or indirect interests in the borrowers except in specified circumstances.

$2 Billion Secured Revolving Credit Facility

On July 21, 2005, we, including Toys-Delaware, Toys “R” Us (Canada) Ltd / Toys “R” Us (Canada) Ltee, and certain other domestic subsidiaries entered into a $2.0 billion five-year secured revolving credit facility, carrying an annual interest rate of LIBOR plus 1.75%-3.75%, with a syndicate of financial institutions. The credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. The revolving credit facility also requires that Toys-Delaware maintain a minimum excess availability of $125 million, meaning that the borrowing base (generally consisting of specified percentages of eligible inventory, credit card receivables and certain real estate less any applicable availability reserves) must exceed the amount of borrowings under the credit facility by a minimum of $125 million. Pricing for the facility is tiered based on levels of excess availability. As of July 30, 2005, we borrowed a total of $700 million on this facility and have $180 million of letters of credit outstanding. On July 21, 2005, we cancelled our previous unsecured credit facility of $685 million, which had no outstanding balances.

Borrowings under this new credit facility are made and/or guaranteed by Toys-Delaware and certain of its subsidiaries and are secured by the tangible and intangible assets (with specified exceptions) of the borrowers, Babiesrus.com, LLC, Toysrus.com, LLC, and certain subsidiaries of Toys-Delaware.

$1.9 Billion Unsecured Bridge Facility

On July 21, 2005, we entered into a bridge loan agreement with a syndicate of financial institutions. Upon consummation of the Merger Transaction, Toys-Delaware became the borrower under this facility. The bridge loan agreement provides for a one-year term unsecured credit facility of $1.9 billion, carrying an annual interest rate of LIBOR plus 5.25%. Any outstanding bridge loans on July 21, 2006 (the “Conversion Date”) will be automatically converted into term loans with a six-year term (“Term Loans”). On and after the first anniversary of the Conversion Date, lenders collectively holding at least 51% of the Term Loans may elect to exchange their Term Loans for exchange notes, which will mature on July 21, 2012. As of July 30, 2005, we have borrowed the full amount of $1.9 billion on our bridge facility. The bridge facility is guaranteed by Toys “R” Us, Inc., certain subsidiaries of Toys-Delaware and certain other entities.

The bridge loan agreement contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations.

11. Income taxes

The following table summarizes our effective tax rate for the thirteen weeks and twenty-six weeks ended July 30, 2005, and July 31, 2004:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 30, 2005	July 31, 2004 (As restated)	July 30, 2005	July 31, 2004 (As restated)
Pre-tax worldwide income (loss)	$(443)	$(224)	$(510)	$(268)
Income taxes (benefit)	$(84)	$(266)	$(110)	$(282)
Effective tax rate	19%	119%	22%	105%

The net decrease in the effective tax rate during the thirteen weeks and twenty-six weeks ended July 30, 2005 compared to the thirteen weeks and twenty-six weeks ended July 31, 2004 is due to several factors. During the thirteen weeks ended July 30, 2005 we recorded tax charges totaling $159 million related to our decision to repatriate previously permanently reinvested foreign earnings, write-off a deferred tax asset relating to Japanese foreign income tax credit, and reserve against certain potentially non-deductible merger-related costs. Also, during the thirteen weeks ended July 30, 2005, we released certain valuation allowances against deferred tax assets and reversed certain estimated tax contingencies. Such items reduced our tax provision by $66 million.

The net increase in the effective tax rate during thirteen weeks ended July 31, 2004, is due to the release of a $200 million tax reserve as a result of the favorable outcome of a federal tax audit.

12. Stock-Based compensation

After consummation of the Merger Transaction, we became a nonpublic entity by requesting that the New York Stock Exchange file with Security and Exchange Commission an application on Form 25 to strike the Company’s Common Stock from listing. Refer to Notes 2 and 3 for more information.

Pre-merger Equity Plans

In connection with the Merger, the Company’s outstanding stock options as well as restricted stock and stock units were cashed out, canceled, or, in limited circumstances, exchanged for new interest in Holdings. Each option holder received an amount in cash, less applicable withholding taxes, equal to $26.75 less the exercise price of each option. Each restricted stock unit holder received $26.75 less applicable withholding taxes. Certain stock options held by management of the Company were exchanged for options to purchase strips, consisting of nine Class A and one Class L common shares of Holdings (the “Rollover Options”). As the result of the above stock plan activities, $222 million of compensation expense, relating to the Merger, was recognized by the Company. This cost is reflected in Selling, General and Administrative expenses for the thirteen and twenty-six week periods ended July 30, 2005.

Refer to Note 14 entitled “Stockholders’ equity and related benefit plans” for details of certain one-time stock-based compensation expense recognized under APB 25 (as defined below) in connection with the Company’s merger and recapitalization.

2005 Management Equity Plan

On July 21, 2005, Holdings’ Board of Directors adopted the 2005 Management Equity Plan (the “Plan”). This plan provides for the granting of stock options, Rollover Options, as discussed above, and restricted stock to executive officers and other key employees of Holdings and its subsidiaries. On adoption of the Plan, Holdings granted 2,232,753 options to purchase common strips, consisting of nine Class A and one Class L common shares of Holdings. In addition, Holdings allowed certain key executives to purchase restricted stock of Holdings totaling 78,319 shares at fair market value on the date of the purchase.

We account for stock options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Options Issued to Employees” (“APB 25”). SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” and SFAS No. 123 (“SFAS 123”) require the disclosure of pro forma net earnings per share as if we had adopted the fair value method. Under SFAS 123, the fair value of stock based compensation is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected life, which affect the calculated values.

Refer to Note 14 “Stockholders’ equity and related benefit plans” for details of certain one-time stock-based compensation expense recognized under APB 25 in connection with the Company’s merger and recapitalization.

The following table illustrates the effect on net earnings had we applied the fair value recognition provision of SFAS 123:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 30, 2005	July 31, 2004 (As restated)	July 30, 2005	July 31, 2004 (As restated)
Net (loss) / earnings – as reported	$(359)	$42	$(400)	$14
Add employee-related stock option compensation expense	138	1	142	2
Less total employee-related stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(15)	(4)	(21)	(11)
Net loss– pro forma	$(236)	$39	$(279)	$5

The weighted-average fair value at the date of grant for options granted in the thirteen weeks ended July 30, 2005 and 2004 was $5.82 and $5.65 per option, respectively. The weighted-average fair value at the date of grant for options granted in the twenty-six weeks ended July 30, 2005 and July 21, 2004 was $5.83 per option and $4.95 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

As there were a number of options granted during the twenty-six week periods ended July 30, 2005 and July 31, 2004, a range of assumptions is provided below:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Expected stock price volatility (1)	0.000 – 0.206	0.453	0.000 – 0.237	0.416 – 0.458
Risk-free interest rate	3.798% – 4.241%	3.9%	3.763% – 4.241%	2.7% – 3.9%
Weighted average expected life of options	5-7 years	5 years	5-7 years	5 years

(1)	Fair value is calculated using the minimum value method for the options granted after July 21, 2005, as we are no longer a public entity.

The effects of applying SFAS No. 123 and the results obtained through the use of the Black-Scholes option-pricing model may be different than the results obtained by using other subjective assumptions.

13. Equity security units and stock purchase warrants

In May 2002, we issued approximately 15.0 million shares of our common stock at a price of $17.65 per share and received net proceeds of $253 million. At that time, we also issued approximately 8.0 million equity security units with a stated amount of $50 per unit and received net proceeds of $390 million. Each equity security unit consisted of a contract to purchase, for $50, a specified number of shares of common stock in August 2005, and a 6.25% note due fiscal 2007 with a principal amount of $50. The 6.25% notes due fiscal 2007 were initially pledged to secure the holder’s obligation to purchase our common stock under the related purchase contract.

On April 6, 2005, we commenced a cash tender offer to purchase up to $402.5 million principal amount of our outstanding 6.25% notes due 2007 originally issued as part of our equity security units. In the tender offer, $380.7 million aggregate principal amount of notes were validly tendered and accepted for payment, and United States treasury securities were substituted as collateral to secure the holder’s obligations to purchase our common stock under the related purchase contract. The tendered notes were retired on May 6, 2005.

On May 6, 2005, we purchased and retired the remaining $21.8 million aggregate principal amount of 6.25% notes due fiscal 2007 in the remarketing that occurred on May 11, 2005. The purchase contracts were not affected by the tender offer or the purchase of the remaining notes.

On July 13, 2005, July 21, 2005, and August 8, 2005, $3 million, $17 million, and $351 million, respectively of our equity security units were settled. The settlement rate in effect at the time of the merger early settlement was 2.3202 shares of the Company’s common stock under the purchase contract formula. However, as a result of the Merger, holders were entitled to receive $26.75 per share in lieu of each share of common stock that otherwise would have been issuable under the purchase contract upon settlement, or $62.06535 per unit. The $50 purchase price payable by the holders was offset against the $62.06535, resulting in payment by the Company of $12.06535 per equity security unit. Settling holders also received Treasury securities with a face amount of $50 per each equity security unit that were pledged as collateral by the equity security unit holders for their obligations under the purchase contracts.

The remaining $31 million of equity security units were settled in accordance with their terms on the final settlement date of August 16, 2005, and the holders received $62.06535 per unit, or $26.75 per share in lieu of the 2.3202 shares of common stock that otherwise would have been issuable under the purchase contract upon settlement. The proceeds of maturing Treasury securities pledged as collateral by the equity security holders for their obligations under the purchase contracts were used to pay the $50 purchase price per unit to the Company. As of August 16, 2005, all of our obligations under the equity security units have been fully satisfied and we have no further obligations remaining with respect to the equity security units.

In 2000 we issued 1.2 million stock purchase warrants for $8.33 per warrant. Each warrant gave the holder thereof the right to purchase one share of Toys “R” Us common stock at an exercise price of $13 per share, until their expiration in 2010. On August 8 and August 13, 2005, all warrants were settled for a net amount of $16.5 million. Accordingly, all of our obligations under our stock purchase warrant agreements have been fully satisfied and we have no further obligations remaining with respect to the warrant agreements.

14. Stockholders’ equity and related benefit plans

Immediately prior to the Merger, the Company had authorized 650,000,000 shares of common stock, par value $.10 per share, of which 221,015,171 shares were outstanding. A portion of the proceeds of the Merger was used to pay the holders of the common stock for their stock and to cash out holders of outstanding options, restricted stock and restricted units under the Company’s stock-based compensation plans as described below. Following the Merger Transaction and Inversion previously authorized common stock was cancelled and the Company amended its charter to authorize 3,000 shares of common stock, par value $.01 per share, 1,000 shares of which are outstanding and all of which are owned by Holdings.

All outstanding Company stock options (other than those held by certain employees in the United Kingdom, as described below as well as certain options held by management) were cashed out and canceled upon completion of the Merger. Each option holder received an amount in cash, less applicable withholding taxes, without interest, equal to the product of (i) the number of shares of common stock subject to each option as of the effective time of the Merger, multiplied by (ii) the excess, if any, of $26.75 over the exercise price per share of common stock subject to such option. All holders of options outstanding under the Toys “R” Us 1994 UK Executive Share Option Scheme were required to exercise their options prior to the closing of the Merger Transaction, as their options would expire upon completion of the Merger. In addition, each outstanding share of restricted stock became fully vested as of the closing of the Merger and was converted into the right to receive $26.75 in cash, without interest and less applicable withholding taxes. Each outstanding stock unit, whether or not vested, was canceled, and the holder of the stock unit became entitled to receive $26.75 in cash, without interest and less applicable withholding taxes.

Upon the payment of Merger consideration to the holders of options, restricted stock, and restricted units, the Amended and Restated Toys “R” Us, Inc. 2001 Stock Option and Performance Incentive Plan, Toys “R” Us, Inc. Amended and Restated 1997 Employee Stock Option Plan, Toys “R” Us, Inc. Amended and Restated 1995 Employee Stock Option Plan, Toys “R” Us, Inc. Amended and Restated 1994 Stock Option and Performance Incentive Plan, Toys “R” Us, Inc. Amended and Restated Employee Stock Purchase Plan, Amended and Restated Toys “R” Us, Inc. Non-Employee Directors’ Stock Option Plan, and Stock Unit Plan for Non-Employee Directors of Toys “R” Us, Inc. were cancelled. Refer to Note 12 entitled “Stock-based compensation” for further details on Holdings’ newly adopted 2005 Management Equity Plan.

15. Comprehensive earnings

Comprehensive earnings include net earnings as currently reported under generally accepted accounting principles, and other comprehensive earnings. Other comprehensive earnings consider the effect of additional economic events that are not required to be recorded in determining net earnings but rather are reported as a separate component of shareholders’ equity. Other comprehensive earnings include foreign currency translation adjustments, fluctuations in the fair market value of certain derivative financial instruments and minimum pension liability adjustments.

Comprehensive earnings, net of taxes, is comprised of:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 30, 2005	July 31, 2004 (As restated)	July 30, 2005	July 31, 2004 (As restated)
Beginning balance	$(16)	$(87)	$(7)	$(64)
Period change:
Foreign currency translation adjustments	(36)	15	(47)	(14)
Unrealized loss on hedged transactions net of tax	7	(1)	9	4
Minimum pension liability adjustment net of tax	1	(1)	1	—

Ending balance:	$(44)	$(74)	$(44)	$(74)

16. Segments

Our reportable segments are Toys “R” Us-U.S., which operates toy stores in 49 states and Puerto Rico; Toys “R” Us-International, which operates, licenses or franchises toy stores in 30 foreign countries; Babies “R” Us, which operates stores in 38 states; Toysrus.com, our internet subsidiary; and Kids “R” Us, which operated stores in 15 states in 2003 and 2002, and had limited activity during the first half of 2004.

A summary of operations by reportable segment is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 30, 2005	July 31, 2004 (As restated)	July 30, 2005	July 31, 2004 (As restated)
Net sales
Toys “R” Us – U.S.	$1,028	$1,044	$2,091	$2,115
Toys “R” Us – International	506	472	969	888
Babies “R” Us	503	454	1,045	945
Toysrus.com	62	51	126	104
Kids “R” Us (1)	—	1	—	28

Total net sales	$2,099	$2,022	$4,231	$4,080

Operating (loss) / earnings (2)
Toys “R” Us – U.S.	$(14)	$(139)	$(46)	$(154)
Toys “R” Us – International	(3)	5	(23)	(9)
Babies “R” Us	50	54	115	117
Toysrus.com (3)	(4)	(4)	(6)	(9)
Kids “R” Us (1)	—	(19)	(1)	(17)
Other (4), (5)	(411)	(63)	(456)	(95)
Restructuring and other charges	(2)	(31)	(5)	(45)
Loss on early extinguishment of debt and contract settlement fees	(22)	—	(22)	—

Operating loss	(406)	(197)	(444)	(212)
Interest expense	(48)	(30)	(86)	(62)
Interest income	11	3	20	6

Loss before income taxes	$(443)	$(224)	$(510)	$(268)

(1)	Reflects the effect of our decision to close all of our free-standing Kids “R” Us stores, as previously announced on November 17, 2003.

(2)	Consolidated operating loss for the thirteen-weeks and the twenty-six weeks ended July 31, 2004 included pre-tax charges of $190 million and $193 million, respectively. Of these charges, we recorded inventory markdowns related to the Toys “R” Us - U.S. and Toys “R” Us - International divisions of $132 million and $15 million, respectively for the thirteen weeks and the twenty-six weeks ended July 31, 2004. For the Kids “R” Us division, we recorded inventory markdowns of $7 million and $10 million for the thirteen-weeks and the twenty-six weeks ended July 31, 2004, respectively.

(3)	Results for 2004 reflect a 20% minority interest. Beginning in the fourth quarter of 2004, Toys “R” Us, Inc. recognized 100% of the results of Toysrus.com.

(4)	Includes corporate expenses, the operating results of Toy Box, and the equity earnings of Toys “R” Us – Japan.

(5)	The increase in operating loss of $348 million in “other” for the thirteen weeks ended July 30, 2005 compared to the thirteen weeks ended July 31, 2004 and of $361 million for the twenty-six weeks ended July 30, 2005 compared to the twenty-six weeks ended July 31, 2004, reflects increased corporate expenses primarily related to the Merger Transaction as well as increased bonus and stock compensation expenses.

17. Toysrus.com

Toysrus.com operates three co-branded on-line stores under a strategic alliance with Amazon.com, Inc. (“Amazon.com”) in the U.S.A. These on-line stores sell toys, collectible items, and video games through the Toysrus.com website; baby products through the Babiesrus.com website; and learning and information products through the Imaginarium.com website. Under this alliance, which expires in 2010, Toysrus.com and Amazon.com are responsible for specific aspects of the on-line stores.

Toysrus.com is responsible for:	Amazon.com is responsible for:
• Merchandising	• Website development
• Marketing	• Order fulfillment
• Content for the co-branded stores	• Customer service
• Identifying, buying, owning, and managing the inventory	• Storage of Toysrus.com inventory in Amazon.com’s U.S. distribution centers.

Amazon.com also provides certain website services for our on-line sports merchandise store (Sportsrus.com) that has been operating since September 2003. An unrelated third party handles order fulfillment for Sportsrus.com and a separate unrelated third party handles order fulfillment for Personalizedbyrus.com. Refer to Note 18 entitled “Litigation and legal proceedings” for Toysrus.com’s and the Company’s lawsuit against Amazon and its affiliated companies.

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

18. Litigation and legal proceedings

We are involved in lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, resulting in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

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

On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. This counterclaim seeks monetary damages in excess of $750 million and invokes contract termination rights. We believe the counterclaim is without merit, and at this time, we do not anticipate that this lawsuit, or the subject matter thereof, will disrupt our ability to continue to offer products and services on our e-commerce sites, affect our guests and suppliers, or have any material effect on our financial condition or results of operations. We anticipate continuing to make payments in accordance with the agreement. The trial commenced on September 7, 2005.

19. Related party transactions

Transactions with the Sponsors – The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the Merger Transaction. Under the terms of the advisory agreement and effective as of July 21, 2005, we are obliged to pay the Sponsors an aggregate advisory fee for each of our full fiscal quarters in 2005 of $3.75 million, and a fee for the portion of the quarter from the Merger Transaction to quarter end date of $0.4 million. The quarterly fees shall increase to $7.5 million for the first fiscal quarter of 2006 and be subject to an annual increase of five percent for a term of ten years. In addition, upon consummation of the Merger Transaction, we paid the Sponsors a fee in the aggregate amount of $81 million for services rendered and out-of-pocket expenses in connection with the debt financing transactions described in Note 10 entitled “Seasonal financing and long-term debt.”

On August 29, 2005, an affiliate of Vornado Realty Trust acquired by assignment an aggregate of $150 million of the lenders’ rights and obligations under the Bridge Loan Agreement.

20. Recent accounting pronouncements

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, which supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005. We are evaluating the transition applications and the impact the adoption of SFAS No. 123(R) will have on our consolidated financial position, results of operations and cash flows.

In December 2004, the FASB released Financial Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). The American Jobs Creation Act (the Act) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP 109-2 allows for time for enterprises beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. In January of 2005 we adopted a domestic reinvestment plan, and two of our foreign subsidiaries remitted cash dividends of $607 million to the United States. In conjunction with the repatriation we recorded a tax expense of $54 million based on current law. During the thirteen weeks ended July 30, 2005, in conformity with the Internal Revenue Service tax code as related to the one-time deduction, we recorded a benefit of $39 million representing a refund on taxes on the repatriation, and received the refund during the subsequent quarter.

21. Subsequent events

On August 28, 2005, Hurricane Katrina hit the gulf coast of Mississippi and Louisiana causing significant damage to six of our stores in the area. We are currently evaluating potential asset write-offs in respect of these stores and while a definitive amount is not known at this time, current estimates are in the range of $15 million to $20 million after insurance claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Back_to_Index

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative discussion about our businesses. The MD&A should be read in conjunction with our condensed consolidated financial statements and the related notes and with our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Restatement

As disclosed in Note 4 to the condensed consolidated financial statements entitled “Restatement of financial statements for accounting for leases and leasehold improvements” we restated our previously issued financial statements for the fiscal years ended January 31, 2004 and February 1, 2003, the respective quarterly financial information, as well as the first three quarters of the fiscal year ended January 29, 2005, to reflect corrections in our accounting practices for leases and leasehold improvements. Consequently, our results as of and for the thirteen weeks and twenty-six weeks ended July 31, 2004, as presented in our condensed consolidated financial statements, and the MD&A reflect the balances and amounts on a restated basis.

Our Business

The company generates sales, earnings, and cash flows by retailing specialty children’s products worldwide. We operate all of the “R” Us branded retail stores in the United States, as well as approximately 50% of the “R” Us branded retail stores internationally. Our reportable segments are Toys “R” Us – U.S., which operates toy stores in 49 states and Puerto Rico; Toys “R” Us – International, which operates, licenses or franchises stores in 30 foreign countries; our Babies “R” Us specialty baby-juvenile stores, which operates stores in 39 states; Toysrus.com, our Internet subsidiary; and Kids “R” Us, which had limited activity during the first half of 2004.

Opportunities, Challenges, and Risks

As a worldwide retailer of specialty goods, we are faced with significant opportunities, as well as challenges and risks.

We believe our major opportunities are as follows:

•	Babies “R” Us growth – We believe that continued growth opportunities exist in the United States for Babies “R” Us. We have opened 20 Babies “R” Us stores in the United States since July 31, 2004 and operated 220 stores as of July 30, 2005. We plan to continue the expansion of our Babies “R” Us store base in the second half of 2005.

•	International growth – We believe that growth opportunities exist outside of the United States for the Toys “R” Us store and Babies “R” Us store formats. Since July 31, 2004, 39 Toys “R” Us stores were opened internationally, of which six are operated by us. We plan to open approximately 30 additional stores internationally in the second half of 2005, and we estimate 11 will be operated by us. Included in the 30 projected openings are six stores for Toys “R” Us – Japan, of which four are Babies “R” Us stores and two are Toys “R” Us stores.

We believe the following are our principal challenges and risks, predominantly for our Toys “R” Us – U.S. division:

•	Increased competition – Our businesses operate in a highly and increasingly competitive retail market. We face strong competition from discount and mass merchandisers, national and regional chains and department stores, local retailers in the market areas we serve, and Internet and catalog businesses. We compete on the basis of selection, variety and availability of product, guest service, and price. Price competition in the United States toy retailing business continued to be intense during the 2004 holiday season. Currently, the leading discounters, such as Wal-Mart and Target, are estimated to account for approximately 45% of total sales in the United States toy market, and as their market shares continues to increase, we are likely to experience ongoing pricing pressures. We believe that success in this competitive environment can be achieved through enhancing the shopping experience for our guests, superior inventory management, strengthening brand loyalty, and competitive pricing. We also continue to focus on strengthening our relationships with our vendors.

•	Spending patterns and age compression – In recent years, toy sales have been negatively impacted by “age compression,” which is the acceleration of children leaving traditional play categories at increasingly younger ages for more sophisticated products such as cell phones, DVD players, CD players, MP3 devices, and other electronic products. The age compression pattern tends to decrease consumer demand for traditional toys. To the extent that we are unable to offer consumers more sophisticated products or that these more sophisticated items are also available at a wider range of retailers than our traditional competitors, our sales and profitability could be detrimentally affected and we could experience excess inventories.

•	Video game business – The video game category is a significant piece of our worldwide toy store business. Over the course of a video cycle, from release of a video platform until the release of the next generation of video platforms, video games have tended to account for 10-20% of our domestic toy store sales. The peak of the current cycle occurred in 2001 when video represented more than 19% of domestic toy sales for the year. We have seen significant declines in sales in this category during the last several years, primarily as a result of price deflation on video game platforms released in 2001, as well as the impact of the maturation of this category. In addition, competition in the video game market has increased as the discounters have expanded and specialty players, such as Best Buy, Electronics Boutique and Gamestop, have all experienced significant growth. Video sales for the first half of 2005 represented 12.5% of domestic toy sales versus 11.7% for the first half of 2004.

•	Seasonality – Our worldwide toy store business is highly seasonal with net sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 40% of the net sales from our worldwide toy store business and a substantial portion of the operating earnings and cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. If less than satisfactory net sales, operating earnings or cash flows from operations are achieved during the key fourth quarter, we may not be able to compensate sufficiently for the lower net sales, operating earnings, or cash flows from operations during the first three quarters of the fiscal year. Our Babies “R” Us business is not significantly impacted by seasonality.

The Merger Transaction

On March 17, 2005, we entered into an Agreement and Plan of Merger, dated as of March 17, 2005 (the “Merger Agreement”), with Global Toys Acquisition, LLC (“Parent”) and Global Toys Acquisition Merger Sub, Inc. (“Acquisition Sub”) related to merge our entire worldwide operations, including both our global Toys “R” Us and Babies “R” Us businesses. Parent and Acquisition Sub were entities directly and indirectly owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co., L.P., and Vornado Realty Trust (collectively, the “Sponsors”).

On July 21, 2005, the transaction was consummated by the Sponsors, along with a fourth investor, GB Holdings I, LLC (the “Fourth Investor”), an affiliate of Gordon Brothers, a consulting firm which is independent from and unaffiliated with the Sponsors and management, through a $6.6 billion merger of Acquisition Sub with and into the Company, with the Company being the surviving corporation in the merger (the “Merger”). The Sponsors and the Fourth Investor are collectively referred to herein as the “Investors.” Pursuant to the Merger Agreement, the former holders of the Company’s common stock, par value $.10 per share, received $26.75 per share, or approximately $5.9 billion. In addition, approximately $756 million was used, among other things, to settle our equity security units, and to cash out our warrants and options to purchase common stock, restricted stock and restricted stock units, fees and expenses related to the merger, and severance, bonuses and related payroll taxes. The merger consideration was funded through the use of the Company’s available cash, cash equity contributions from the Investors and the debt financings as described more fully below. We refer to the July 21, 2005 merger and recapitalization as the “Merger Transaction.”

The Merger Transaction has been accounted for as a recapitalization and accordingly, there was no change in the basis of the assets and liabilities of Toys “R” Us, Inc. Therefore, all operations of Toys “R” Us, Inc. prior to the Merger Transaction are reflected herein at their historical amounts.

The fees and expenses related to the Merger Transaction and the related financing transactions principally consisted of advisory fees and expenses of $78 million, financing fees of $135 million, sponsor fees of $81 million, and other fees and expenses of $68 million. Of the $362 million of costs, approximately $142 million were expensed for the period ended July 30, 2005 and the remainder were capitalized as debt issuance costs and other prepaid expenses.

We believe the amounts recorded in the financial statements represent management’s best estimate based on available information in amount and in allocation to expense during the period and capitalization to debt issuance costs.

The following transactions occurred in conjunction with the Merger Transaction on July 21, 2005:

•	On July 21, 2005, we, including Toys-Delaware, Toys “R” Us (Canada) Ltd / Toys “R” Us (Canada) Ltee, and certain other domestic subsidiaries entered into a $2.0 billion five-year secured revolving credit facility, carrying an annual interest rate of LIBOR plus 1.75%-3.75%, with a syndicate of financial institutions. The credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. The revolving credit facility also requires that Toys-Delaware maintain a minimum excess availability of $125 million, meaning that the borrowing base (generally consisting of specified percentages of eligible inventory, credit card receivables and certain real estate less any applicable availability reserves) must exceed the amount of borrowings under the credit facility by a minimum of $125 million. Pricing for the facility is tiered based on levels of excess availability. As of July 30, 2005, we borrowed a total of $700 million on this facility and have $180 million of letters of credit outstanding. On July 21, 2005, we cancelled our previous unsecured credit facility of $685 million, which had no outstanding balances.

Borrowings under this new credit facility are made and/or guaranteed by Toys-Delaware and certain of its subsidiaries and are secured by the tangible and intangible assets (with specified exceptions) of the borrowers, Babiesrus.com, LLC, Toysrus.com and certain subsidiaries of Toys-Delaware.

•	On July 21, 2005, we entered into a bridge loan agreement with a syndicate of financial institutions. Upon consummation of the Merger Transaction, Toys-Delaware became the borrower under this facility. The bridge loan agreement provides for a one-year term unsecured credit facility of $1.9 billion, carrying an annual interest rate of LIBOR plus 5.25%. Any outstanding bridge loans on July 21, 2006 (the “Conversion Date”) will be automatically converted into term loans with a six-year term (“Term Loans”). On and after the first anniversary of the Conversion Date, lenders collectively holding at least 51% of the Term Loans may elect to exchange their Term Loans for exchange notes, which will mature on July 21, 2012. As of July 30, 2005, we have borrowed the full amount of $1.9 billion on our bridge facility. The bridge facility is guaranteed by Toys “R” Us, Inc., certain subsidiaries of Toys-Delaware and certain other entities.

The bridge loan agreement contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations.

•	On July 21, 2005, Toys “R” Us (UK) Limited entered into a senior facilities agreement with a syndicate of financial institutions. Per the agreement, a $1.0 billion bridge facility and multi-currency revolving facilities in an amount of up to £95 million and €145 million, respectively, were made available to Toys “R” Us (UK) Limited and other European affiliates of Toys “R” Us (UK) Limited. The facilities are, to the extent legally possible, guaranteed by Toys “R” Us (UK) Limited’s immediate holding company, Toys “R” Us Europe, LLC and their respective material subsidiaries and secured by a lien over assets of the borrowers and guarantors under the facilities. The $1.0 billion bridge facility matures on July 21, 2006. If the borrowings outstanding under the bridge facility exceed $850 million at the maturity date, $280 million can be converted into a 5½ year senior facility, and $570 million can be converted into six year senior facility. Any remaining borrowings in excess of $850 million would be due upon maturity. At July 30, 2005, the Company has classified $850 million of the $1.0 billion bridge facility as long-term debt because the Company intends to convert outstanding borrowing at maturity in excess $850 million to senior secured facilities in accordance with the provisions disclosed above. The bridge facility has an annual interest rate of LIBOR plus 1.50% and/or EURIBOR plus 1.50%. As of July 30, 2005, we have borrowed the full amount of $1.0 billion on this facility. The multi-currency revolving facilities have a five year maturity and carry an annual interest rate of LIBOR plus 1.50% and/or EURIBOR plus 1.50%. There were no borrowings under the revolving facilities as of July 30, 2005.

The bridge facility and multi-currency revolving facilities agreement contains covenants, including, among other things, covenants that restrict the ability of Toys “R” Us (UK) Limited, Toys “R” Us Europe, LLC, and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. In addition, for so long as the $1.0 billion bridge facility remains outstanding, Toys “R” Us Europe, LLC must comply with certain financial covenants, including a requirement to maintain a ratio of consolidated EBITDA to net interest payable of not less than 2.0:1.0 and a ratio of consolidated total net debt to consolidated EBITDA of no greater than 6.5: 1.0. Following repayment of the bridge facility or conversion of the bridge into term loans, the minimum ratio of consolidated EBITDA to net interest payable required under the facility will increase and the maximum ratio of consolidated total net debt to consolidated EBITDA required under the facility will decrease. The first testing date will be January 28, 2006.

•	On July 21, 2005, certain of our indirect, wholly owned subsidiaries entered into mortgage loan agreements totaling $800 million, carrying annual weighted average interest rates of LIBOR plus 1.30%. Each of these loan agreements has a two-year term and provides for three one-year extensions at the election of the borrower. Direct and indirect interests in certain real property located in the United States secured the loans. As of July 30, 2005, we had $800 million outstanding on these loan agreements.

The loan agreements contain covenants, including, among other things, covenants that restrict the ability of the borrowers to incur additional indebtedness, create or permit liens on assets or engage in mergers or consolidations. In addition, these covenants restrict certain transfers of, and the creation of liens on, direct or indirect interests in the borrowers except in specified circumstances.

•	Immediately following the consummation of the Merger Transaction, we implemented an inversion transaction whereby one of our dormant subsidiaries, became the new parent of Toys “R” Us, Inc. and is now known as Toys “R” Us Holdings, Inc. See Note 3 to the condensed consolidated financial statements entitled “Certain effects of the Merger Transaction.”

In connection with the Merger Transaction we entered into other definitive agreements as further described in Notes 2 and 3 to the condensed consolidated financial statements respectively entitled “Mergers and recapitalization” and “Certain effects of the Merger Transaction.” In addition, refer to our Current Report on Form 8-K dated July 27, 2005, for further details on all definitive agreements we entered into and other significant events that occurred during the thirteen weeks ended July 30, 2005.

Results of Operations

Consolidated net loss was $359 million for the thirteen weeks ended July 30, 2005 versus consolidated net earnings of $42 million for the thirteen weeks ended July 31, 2004. For the twenty-six weeks ended July 30, 2005, consolidated net loss was $400 million versus consolidated net earnings of $14 million for the twenty-six weeks ended July 31, 2004. Net losses for the thirteen weeks and the twenty-six weeks ended July 30, 2005 reflect a tax benefit of $39 million resulting from a refund on taxes on the repatriation of foreign earnings as a result of the Internal Revenue Service’s clarification of the requirements of Financial Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). Net earnings for the thirteen-week and the twenty-six week period ended July 31, 2004 reflect the reversal of $200 million of previously accrued income tax reserves that had been established to cover tax related contingencies for the years 1997 to 1999. Refer to Notes 18 and 20 to the condensed consolidated financial statements respectively entitled “Litigation and legal proceedings” and “Recent accounting pronouncements” for further details.

Thirteen weeks and twenty-six weeks selected operating highlights:

	Percentage of Net Sales
	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004, (as restated)	July 30, 2005	July 31, 2004, (as restated)
Cost of sales (1)	64.9%	71.3%	65.3%	67.9%
Gross margin	35.1%	28.7%	34.7%	32.1%
Selling, general and administrative expenses	29.9%	32.7%	30.8%	32.0%
Operating loss	(19.3)%	(9.7)%	(10.5)%	(5.2)%
Net (loss) earnings (2)	(17.1)%	2.1%	(9.5)%	0.3%

(1)	2004 results included $154 million and $157 million in inventory markdowns for the thirteen weeks and twenty-six weeks ended July 31, 2004, respectively. The effect of these inventory markdowns was to increase cost of sales for the thirteen weeks ended July 31, 2004 from $1,287 million to $1,441 million (and, as a percentage of net sales, from 63.6% to 71.3%), and for the twenty-six weeks ended July 31, 2004, from $2,614 million to $2,771 million (and, as a percentage of net sales, from 64.1% to 67.9%).

(2)	Includes the refund of taxes on repatriation earnings of $39 million recorded during the thirteen weeks ended July 30, 2005 and the reversal of $200 million of income tax reserves recorded in the thirteen weeks ended July 31, 2004.

Net Sales

Consolidated net sales for the thirteen weeks ended July 30, 2005 were $2.099 billion compared to $2.022 billion for the thirteen weeks ended July 31, 2004, representing an increase of $77 million, or 3.8%. For the twenty-six weeks ended July 30, 2005, consolidated net sales were $4.231 billion, an increase of 3.7% compared to $4.080 billion for the prior year period. Foreign currency translation resulted in a $10 million increase for the thirteen weeks ended July 30, 2005. Closing of Kids “R” Us stores decreased net sales by $1 million. Excluding the above factors, net sales increased by $68 million or 3.4% for the thirteen weeks ended July 30, 2005. For the twenty-six week period ended July 30, 2005, foreign currency translation increased net sales by $35 million, and the closing of Kids “R” Us stores decreased net sales by $28 million. Excluding these amounts, net sales for the twenty-six weeks ended July 30, 2005 increased by $144 million, or 3.6% compared with the same period in 2004.

Overall net sales increases were due to increases during the thirteen weeks and the twenty-six weeks ended July 30, 2005 at our Babies “R” Us, International, and Toysrus.com divisions, offset by a decline in our Toys “R” Us - U.S. division sales for the thirteen weeks and the twenty-six weeks ended July 30, 2005 versus the comparable prior year periods.

For the thirteen weeks and the twenty-six weeks ended July 30, 2005, comparable store sales at our Toys “R” Us – U.S. division decreased by 1.4% and 1.0%, respectively. Overall net sales for Toys “R” Us – U.S. were down 1.5% to $1,028 million for the thirteen weeks ended July 30, 2005 compared to the thirteen weeks ended July 31, 2004, and were down 1.1% to $2,091 million for the twenty-six weeks ended July 30, 2005 compared to the prior year’s comparable period. Sales declines were due mainly to decreases in video game product sales of 4.3% for the thirteen weeks ended July 30, 2005, and sluggish sales in seasonal and juvenile merchandise, offset by 5.3% increase in video game product sales for the twenty-six weeks ended July 30, 2005.

Babies “R” Us net sales increased by 10.8% to $503 million from $454 million reported for the thirteen weeks ended July 30, 2005. For the twenty-six weeks ended July 30, 2005, Babies “R’ Us net sales increased by 10.6% to $1,045 million from $945 million reported in the same period of 2004. The increase was driven by increases in comparable store sales for the thirteen weeks and the twenty-six weeks ended July 30, 2005 of 4.6% and 4.5%, respectively, as well as the contribution of approximately $79 million in sales from the addition of 20 new stores since the period ended July 31, 2004.

Net sales for the International division increased by 7.2% to $506 million from $472 million for the thirteen weeks ended July 30, 2005. For the twenty-six weeks ended July 30, 2005, net sales for the International division increased by 9.1% to $969 million from $888 million for the comparable period in 2004. Excluding the effect of foreign currency translation, International sales increased by $24 million to $496 million or 5.1% compared to the thirteen weeks ended July 31, 2004, and increased by $46 million to $934 million or 5.2% compared to the twenty-six weeks ended July 31, 2004. The growth in sales was driven by increases in comparable store sales for the thirteen weeks and the twenty-six weeks ended July 30, 2005 of 4.2% and 4.1%, respectively. In addition, the increase in sales resulted from the opening of five new wholly owned stores since the period ended July 31, 2004, which contributed approximately $25 million to the increase in net sales.

Net sales at Toysrus.com for the thirteen weeks ended July 30, 2005 increased by 21.6% to $62 million compared to $51 million for the thirteen weeks ended July 31, 2004. For the twenty-six weeks ended July 30, 2005, Toysrus.com sales increased by 21.2% to $126 million compared to $104 million for the twenty-six weeks ended July 31, 2004. Strong sales of toy and baby merchandise for the thirteen weeks ended July 30, 2005 contributed to an 18% increase in the number of on-line orders as well a 2% increase in average order value versus the prior year’s comparable period. For the twenty-six weeks ended July 30, 2005, strong sales of toy and baby merchandise contributed to a 17% increase in the number of on-line orders as well a 4% increase in average order value versus the prior year’s comparable period.

Cost of Sales and Gross Margin

The following are the types of costs included in “Cost of Sales:”

•	The cost of acquired merchandise from vendors;

•	Freight in;

•	Markdowns;

•	Provision for inventory shortages; and

•	Credits and allowances from our merchandise vendors.

Consolidated gross margin, as a percentage of net sales, increased by 6.4 percentage points to 35.1% during the thirteen weeks ended July 30, 2005 as compared to the thirteen weeks ended July 31, 2004 and 2.6 percentage points to 34.7% for the twenty-six weeks ended July 30, 2005 as compared to the twenty-six week period ended July 31, 2004. These increases in gross margin were attributable to the effect of inventory markdowns in corresponding periods in fiscal 2004. The inventory markdowns totaled $154 million for the thirteen weeks ended July 31, 2004 and $157 million for the twenty-six weeks ended July 31, 2004 and were primarily to liquidate selected older toy store inventory and, therefore, enhance store productivity and supply chain efficiency. The markdowns were also intended to accelerate inventory turnover and generate additional cash flow. Excluding the impact of these inventory markdowns on our 2004 results, consolidated gross margin decreased by 1.3 percentage points and 1.2 percentage points for the thirteen-week and twenty-six week period ended July 30, 2005, respectively. The overall decrease in margin was primarily attributable to higher sales mix of lower margin video platforms as a result of new product launches in the United States and abroad. In addition, increased price competitiveness and increased promotions to clear aged inventory at our International division continued to be significant contributors to overall margin declines as compared to the thirteen weeks and the twenty-six weeks ended July 31, 2004.

Gross margin as a percentage of net sales for the Toys “R” Us – U.S. division was 32.4% for the thirteen weeks ended July 30, 2005 compared to 22.1% for the thirteen weeks ended July 31, 2004. For the twenty-six weeks ended July 30, 2005, the Toys “R” Us – U.S. division reported gross margin as a percentage of sales of 31.9% compared to 27.8% for the prior year comparable period. Gross margin for both the thirteen-week and twenty-six week period ended July 31, 2004 included a $132 million impact related to inventory markdowns. The inventory markdowns accounted for an unfavorable impact of 12.7 percentage points and 6.2 percentage points for the thirteen-week and twenty-six week period ended July 31, 2004, respectively. Excluding the impact of inventory markdowns in 2004, gross margin was 34.8% and 34.0% for the thirteen weeks and twenty-six weeks ended July 31, 2004, respectively.

The decrease in gross margin as a percentage of sales for the thirteen weeks ended July 30, 2005 of 2.4 percentage points and of 2.1 percentage points for the twenty-six weeks ended July 30, 2005 was due to lower initial markup of .59 percentage points compared to the thirteen weeks ended July 31, 2004 and of .98 percentage points compared to the twenty-six weeks ended July 31, 2004. This was due to increased sales of lower-margin video gaming systems, including Playstation Portable and Nintendo Dual Screen, for the thirteen weeks and the twenty-six weeks ended July 30, 2005. This contributed .13 and .31 percentage points decline for the thirteen weeks and twenty-six weeks ended July 30, 2005, respectively. Increased markdowns to maintain inventory quality contributed 1% to the decline during the thirteen weeks ended July 30, 2005 and 0.2 percentage points for the twenty-six weeks ended July 30, 2005. The remaining decrease of 0.7 percentage points for both the thirteen weeks and twenty-six weeks ended July 30, 2005 was attributable to lower vendor allowances compared to 2004.

Gross margin as a percentage of net sales for the Babies “R” Us division remained nearly flat for the thirteen weeks ended July 30, 2005, decreasing only 0.1 percentage points to 37.6%. For the twenty-six weeks ended July 30, 2005, gross margin for the Babies “R” Us division decreased by 0.4 percentage points to 37.5%. Gross margin as a percentage of net sales for the Babies “R” Us division was not affected by the aforementioned inventory markdowns that occurred during the thirteen weeks ended July 31, 2004. The decrease at Babies “R” Us was primarily due to an increased response to promotional events for the thirteen weeks and the twenty-six weeks ended July 30, 2005 compared to 2004.

The International division reported an increase in gross margin as a percentage of net sales of 2.1 percentage points to 38.1% for the thirteen weeks ended July 30, 2005 up from 36% for the thirteen weeks ended July 31, 2004. Gross margin for the twenty-six week period ended July 30, 2005 was 37.9%, an increase of 1.1 percentage points from the comparable period last year. Gross margin for the thirteen-week and twenty-six week period ended July 31, 2004 included inventory markdowns of $15 million recorded during the thirteen weeks ended July 31, 2004. The inventory markdowns represented an unfavorable impact of 3.2 percentage points and 1.7 percentage points for the thirteen weeks and twenty-six weeks ended July 31, 2004, respectively. Excluding the effect of inventory markdowns in 2004, gross margin as a percentage of net sales for the International division decreased by 1.1 percentage points and 0.6 percentage points for the thirteen-week and twenty-six week period ended July 30, 2005, respectively. The margin decreases for the International division were due to a higher video mix as a result of the product launch of Nintendo Dual Screen in Europe and Playstation Portable in Canada, coupled with increased price competitiveness and increased promotions to clear aged inventory.

Toysrus.com reported an increase of 4.5 percentage points in gross margin as a percentage of net sales to 33.9% for the thirteen weeks ended July 30, 2005 and an increase of 2.7 percentage points to 32.5% for the twenty-six weeks ended July 30, 2005. The increase in gross margin as a percent of sales for Toysrus.com reflected a lower markdown rate and the effect of increased sales of higher margin toy and baby products compared to video product.

Selling, General and Administrative Expenses

The following are the types of costs included in “Selling, General and Administrative Expenses” (SG&A):

•	Store payroll and related payroll benefits;

•	Rent and other store operating expenses;

•	Advertising expenses;

•	Costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and

•	Other corporate-related expenses.

Consolidated SG&A expenses, as a percentage of net sales, for the thirteen weeks ended July 30, 2005 decreased by 2.8 percentage points to 29.9% and decreased by 1.2 percentage points to 30.8% for the twenty-six week period ended July 30, 2005. These decreases were primarily due to the impact of the unclaimed property reserves recorded during the thirteen-week period ended July 31, 2004 of $35 million, which represented 1.7 percentage points of the decrease for that period and 0.9 percentage points for the twenty six weeks ended July 31, 2004. The decrease in SG&A expenses is also attributable to reductions in payroll expenses of $13 million for the thirteen-week period of 2005 or 0.6 percentage points versus the comparable prior year period and of $21 million or 0.5 percentage points for the twenty-six weeks ended July 30, 2005.

Transaction and related costs

We recorded expenses of $400 million for the thirteen-week and twenty-six week periods ended July 30, 2005. These costs reflect $142 million of expenses related to the Merger transaction, compensation expenses associated with the Merger Transaction related to stock options and restricted stock of $222 million, as well as severance, bonuses and related payroll taxes of $36 million.

We believe the amounts recorded in the financial statements represent management’s best estimate based on available information in amount and in allocation to expense during the period and capitalization to debt issuance costs.

Loss on early extinguishment of debt and contract settlement fees

Loss on early extinguishment of debt and contract settlement fees was $22 million for the thirteen weeks ended July 30, 2005 and the twenty-six weeks ended July 30, 2005. This amount reflected the loss on early extinguishment of debt of $7 million related to the purchase of the notes associated with the equity security units and a contract settlement fee of $15 million related to the early termination of our synthetic lease of our Global Store Support Center in Wayne, New Jersey.

Operating Loss

Operating loss for the thirteen weeks ended July 30, 2005 was $406 million compared to an operating loss of $197 million for the thirteen weeks ended July 31, 2004. For the thirteen weeks ended July 30, 2005, operating loss included a $1 million loss due to foreign currency translation. Operating loss for the twenty-six weeks ended July 30, 2005 was $444 million versus an operating loss of $212 million for the twenty-six weeks ended July 31, 2004. Foreign currency translation resulted in a $1 million operating loss for the twenty-six week period ended July 30, 2005.

The increase in consolidated operating loss for the thirteen weeks and the twenty-six weeks ended July 30, 2005, was primarily attributable to expenses related to the Merger Transaction, compensation costs incurred on stock options and restricted stock, and severance and other expenses, totaling $400 million, as discussed above. This increase was offset by a $125 million reduction in operating losses to a $14 million loss, and a $108 million reduction in operating losses to a $46 million loss at our Toys “R” Us – U.S. division for the thirteen-week and twenty-six week period ended July 30, 2005, respectively, primarily due to $132 million of inventory markdowns taken during the thirteen weeks ended July 31, 2004.

Interest expense

Interest expense was $48 million for the thirteen weeks ended July 30, 2005 compared to $30 million for the thirteen weeks ended July 31, 2004, and was $86 million for the twenty-six weeks ended July 30, 2005 compared to $62 million for the twenty-six weeks ended July 31, 2004. The increase in interest expense for both the quarter and year-to-date periods was primarily due to an increase in short-term LIBOR rates to which our floating rate debt was subject.

As a result of the substantial borrowings we entered into as a part of the Merger Transaction, we anticipate that interest expense will be substantially higher in future fiscal periods than in the thirteen weeks ended July 30, 2005 and the twenty-six weeks ended July 30, 2005.

Interest income

Interest income was $11 million for the thirteen-weeks ended July 30, 2005 compared to $3 million for the thirteen weeks ended July 31, 2004, and was $20 million for the twenty-six weeks ended July 30, 2005 compared to $6 million for the twenty-six weeks ended July 31, 2004. The increase in interest income for both the quarter and year-to-date periods was a result of both increased cash balances and higher investment rates.

Taxes

Our effective tax rate for the thirteen weeks and twenty-six weeks ended July 30, 2005, was 19% and 22%, respectively, compared to an effective tax rate of 119% and 105% for the thirteen weeks and twenty-six weeks ended July 31, 2004, respectively.

The net decrease in the effective tax rate during the thirteen weeks and twenty-six weeks ended July 30, 2005 compared to the thirteen weeks and twenty-six weeks ended July 31, 2004 is due to several factors. During the thirteen weeks ended July 30, 2005 we recorded tax charges totaling $159 million related to our decision to repatriate previously permanently reinvested foreign earnings, write-off a deferred tax asset relating to Japanese foreign income tax credit, and reserve against certain potentially non-deductible merger-related costs. Also, during the thirteen weeks ended July 30, 2005, we released certain valuation allowances against deferred tax assets and reversed certain estimated tax contingencies. Such items reduced our tax provision by $66 million.

Restructuring and Other Charges

On August 11, 2004, we announced our intention to restructure our Global Store Support Center operations in Wayne, New Jersey. As a result, we recorded termination costs of $21 million associated with this action during 2004. Of these total charges, $13 million were recorded in restructuring and other charges, and charges of $8 million were recorded in selling, general and administrative expenses, comprised of $2 million for payroll-related costs and $6 million for stock option compensation charges resulting from modifications to stock option agreements for severed executives. During the thirteen weeks ended July 30, 2005, we recorded an additional $1 million of stock option compensation charges that were recorded in selling, general and administrative expenses. For the twenty-six week period ended July 30, 2005, we recorded $6 million of charges, comprised of $1 million for severance, recorded in restructuring and other charges, and $5 million for stock option compensation charges, recorded in selling, general and administrative expenses. As of July 30, 2005, $6 million of reserves for termination costs remained to complete this initiative. We anticipate that additional termination costs will be incurred in subsequent quarters relating to the restructuring of our Global Store Support Center operations.

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

We recorded charges of $2 million and $4 million during the thirteen-week and twenty-six week period ended July 30, 2005, respectively, for the disposition of the other Kids “R” Us stores. Included in the $2 million of charges for the thirteen weeks ended July 30, 2005, are $1 million of charges related to lease commitments, and $1 million of vacancy-related costs due to differences between estimated and actual sublease income received. Charges for the twenty-six weeks ended July 30, 2005, included a loss of $1 million on the sale of property, $1 million related to lease commitments and $2 million of vacancy-related costs. We expect to record additional charges for vacancy-related costs for closed facilities until their disposition. Charges in connection with these initiatives may be subject to revision for changes in estimates.

In 2001, we recorded net charges of $184 million to close 27 Toys “R” Us stores and 37 Kids “R” Us stores. Related to this initiative, during the thirteen-week and twenty-six week period ended July 30, 2005 we reversed a net $1 million of previously accrued charges that we determined to no longer be needed.

In 1998 and 1995, we announced strategic initiatives to reposition our worldwide business. These included charges primarily for long-term lease commitments that will be utilized in 2005 and thereafter. During the thirteen-week and twenty-six week period ended July 30, 2005, we recorded additional charges of $1 million resulting from adjustments to lease shortfall reserves.

Refer to Note 5 to the condensed consolidated financial statements entitled “Restructuring and other charges” for a further discussion about our restructuring initiatives.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided from operations, our existing cash balances, our variable rate secured revolving credit facility of $2.0 billion, of which $1.3 billion was unused as of July 30, 2005, and our multi-currency revolving facilities totaling $343 million (95 million British Pounds and 145 million Euro).

The seasonal nature of our business typically causes cash balances to decline from the beginning of the fiscal year through October as inventory increases for the holiday selling season and funds are used for construction of new stores, as well as remodeling and other initiatives that normally occur in this period. Our revolving credit facilities are available for seasonal borrowing and general corporate purposes and were used to fund costs related to the sale of Toys “R” Us, Inc.

Additionally, we have lines of credit with various banks to meet certain of the short-term financing needs of our foreign subsidiaries. As of July 30, 2005 we cancelled our previous unsecured $685 million overdraft credit facility. At July 30, 2005, we had availability of $1.3 billion on our variable rate secured revolving credit facility and a total of $343 million on our multi-currency revolving facilities (95 million British Pounds and 145 million Euro).

We believe that cash flow from our operations in 2005, along with our existing cash and our revolving credit facilities, will be adequate to meet our expected cash flow requirements, and to fund our planned capital expenditures for at least the next 12 months.

During the beginning of the thirteen weeks ended July 30, 2005, we made significant changes to our debt structure. These changes are summarized above in the section entitled “The Merger Transaction” and on Notes 2, 3, and 10 to the condensed consolidated financial statements entitled “Merger and recapitalization,” “Certain effects of the Merger Transaction,” and “Seasonal financing and long-term debt,” respectively.

Net cash used in operating activities for the twenty-six weeks ended July 30, 2005 was $584 million and included the unfavorable impact of the period’s operating loss, the unfavorable impact of seasonal merchandise inventory build and increase in cash paid for accounts payable, accrued expenses and other liabilities and for income taxes.

Net cash provided by investing activities was $770 million for the twenty-six weeks ended July 30, 2005 compared to $189 million for the twenty-six weeks ended July 31, 2004. The increase in period on period cash flows is primarily due to increased dispositions of our short-term investments during the twenty-six weeks ended July 30, 2005 of $777 million. As of July 30, 2005, we did not own any short-term investments.

Net cash used in financing activities was $942 million for the twenty-six weeks ended July 30, 2005 compared to net cash used in financing activities of $486 million for the twenty-six weeks ended July 31, 2004. Financing activities for the twenty-six weeks ended July 30, 2005 reflect the proceeds from our long-term debt borrowings of $4,263 million, our short-term debt borrowings of $325 million, capital contributions by our affiliates of $1,279 million, total proceeds of $145 million related to the issuance of common stock, the settlement of our derivative instruments and the exercise of stock options. These cash inflows were offset by the repurchase of common stock under the Merger Transaction of $5,891 million, debt repayments of $607 million, repurchase of options and restricted stock of $222 million, early settlement of our equity security units of $21 million, and capitalized transaction costs of $213 million.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of operating leases related to real estate used in the operation of our business, and long-term debt. Below are the operating leases and principal amounts due under long-term debt issuances, as well as other obligations:

Contractual Obligations as of July 30, 2005

	Payments Due By Period
(In millions)	2005	2006 – 2007	2008 – 2009	2010 and thereafter	Total
Operating leases (a)	$259	$616	$537	$1,406	$2,818
Less: sub-leases to third parties	22	43	27	63	155

Net operating lease obligations	237	573	510	1,343	2,663
Capital lease obligations	4	9	—	—	13
Long-term debt	182	1,106	17	4,953	6,258
Purchase obligations (b)	1,448	—	—	—	1,448
Guarantees (c)	3	13	13	92	121
Other (d)	122	143	115	57	437

Total contractual obligations	$1,996	$1,844	$655	$6,445	$10,940

(a)	Does not includes the synthetic lease obligation for our Global Store Support Center facility in Wayne, New Jersey, which was sold during the thirteen weeks ended July 30, 2005 as described in further detail in the “Off-Balance Sheet Arrangements” section below.

(b)	Purchase obligations consist primarily of open purchase orders for merchandise that are not included in our consolidated balance sheet as of July 30, 2005. Certain of these open purchase orders allow us to cancel the order without recourse.

(c)	We are the guarantor of various loans to Toys “R” Us – Japan from third parties in Japan. For further details see Note 7 to the condensed consolidated financial statements entitled “Investment In Toys “R” Us – Japan.”

(d)	Includes minimum royalty obligations, pension obligations, risk management liabilities, and other general obligations.

Uses of Capital

During 2005, we plan to continue the expansion of our Babies “R” Us and our International store base.

Credit Ratings

On June 30, 2005, Standard & Poor’s revised our long-term debt rating to B+, a two-level downgrade from BB and left our long-term debt ratings on credit watch for a possible downgrade. On August 3, 2005, Moody’s revised our long-term debt rating to B3 from Ba2, a four-level downgrade and left our long-term debt ratings on review for a possible downgrade. These current ratings are considered non-investment grade. Our current ratings are as follows:

	Moody’s	Standard and Poor’s
Long-term debt	B3	B+
Outlook	Under Review	Negative

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

In connection with the financing transactions undertaken or planned as a result of the Merger Transaction, it is possible that the rating agencies will revise the ratings in respect of our outstanding debt securities. Refer to our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 for further detail. At this time, we are unable to predict the ratings to be so assigned to our outstanding debt by the rating agencies.

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

We are the guarantor of 80% of a 10 billion yen ($89 million) loan to Toys “R” Us – Japan from a third party in Japan. We also guarantee 80% of three installment loans totaling 7.0 billion yen ($62 million) to Toys “R” Us – Japan from a third party in Japan. See Note 7 to the condensed consolidated financial statements entitled “Investment In Toys “R” Us – Japan” for a further discussion on these guarantees.

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

Recent Developments

Resignation of Directors – On July 21, 2005, as contemplated by the Merger Agreement, all prior members of the Company’s board of directors resigned as directors. Such members were John H. Eyler, Jr., RoAnn Costin, Roger N. Farah, Peter A. Georgescu, Cinda A. Hallman, Calvin Hill, Nancy Karch, Norman S. Matthews, Arthur B. Newman, and Frank R. Noonan.

Departure of Principal Officers – In connection with the Merger, (i) John H. Eyler, Jr., the Company’s Chairman of the Board, Chief Executive Officer and President, as well as the Principal Executive Officer and (ii) Christopher K. Kay, the Company’s Executive Vice President – Chief Operating Officer, ceased serving in such capacities and are no longer employed by the Company.

Appointment of Principal Executive Officer – On July 21, 2005, Richard L. Markee was appointed as Interim Chief Executive Officer of the Company. Mr. Markee, 52, has served as President – Babies “R” Us since August 2004. Effective May 2003, he became Vice Chairman of Toys “R” Us, Inc. and President – Toys “R” Us U.S. From January 2002 to May 2003, he was Executive Vice President – President – Specialty Businesses and International Operations. From October 1999 to January 2002, he served as Executive Vice President, President of Babies “R” Us and Chairman of Kids “R” Us.

Election of Directors- In connection with the Merger, Michael M. Calbert, Michael D. Fascitelli and Matthew S. Levin were appointed directors of the Company.

Michael M. Calbert, 42, has been an Executive with Kohlberg Kravis Roberts & Co. since 2000. Mr. Calbert also serves as a director of WKI Holding Co. Inc.

Michael D. Fascitelli, 48, has been the President and trustee of Vorando since December 1996. Mr. Fascitelli was a partner at Goldman Sachs & Co. in charge of its real estate practice and was a vice president prior thereto. He is also a director and the President of Alexander’s.

Matthew S. Levin, 39, has been a Managing Director at Bain Capital since 2000. Mr. Levin also serves as a director of Bombardier Recreational Products Inc.

In connection with the closing of the Merger, the Company notified the New York Stock Exchange that all of the Company’s common stock, par value $0.10 (the “Company Common Stock”), was converted into the right to receive $26.75 per share, and requested that the New York Stock Exchange file with the Securities and Exchange Commission an application on Form 25 to strike the Company Common Stock from listing and registration thereon. On July 26, 2005 the New York Stock Exchange confirmed that such filing has been made.

Forward-Looking Statements

This Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases. These statements discuss, among other things, our strategy, store openings and renovations, future financial or operational performance, anticipated cost savings, results of store closings and restructurings, anticipated domestic or international developments, future financings, targets and future occurrences and trends. These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of our business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, our substantial level of indebtedness and related debt service obligations and the covenants in our debt agreements, availability of adequate financing, our dependence on key vendors of our merchandise, international events affecting the delivery of toys and other products to our stores, economic, political and other developments associated with our international operations, and risks, uncertainties and factors set forth in our reports and documents filed with the United States Securities and Exchange Commission (which reports and documents should be read in conjunction with this Quarterly Report on Form 10-Q). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are faced with interest rate risks resulting from interest rate fluctuations. We have a variety of fixed and variable rate debt instruments. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt. At July 30, 2005, the company had variable rate debt instruments totaling $4.4 billion. A 1% increase in interest rates would have an unfavorable annualized impact on pre-tax earnings of $44 million. A 1% decrease in interest rates would have a favorable annualized impact on pre-tax earnings of $44 million.

Back_to_Index

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. No matter how well designed, any system of internal control has inherent limitations. Disclosure controls and procedures determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and may not prevent or detect all misstatements that might be due to error or fraud. In addition, a design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (July 30, 2005), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (July 30, 2005).

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Back_to_Index

Item 1.	Legal Proceedings

On May 21, 2004, we, Toysrus.com, LLC, our Internet subsidiary, and two other affiliated companies, filed a lawsuit against Amazon.com and its affiliated companies related to our strategic alliance with Amazon.com. The lawsuit was filed to protect our exclusivity rights in the toy, game, and baby products categories for the online e-commerce site on the Amazon.com platform. The complaint seeks injunctive and declaratory relief, monetary damages and contract rescission against Amazon.com. The suit was filed in the Superior Court of New Jersey, Chancery Division, Passaic County. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. This counterclaim seeks monetary damages and invokes contract termination rights. We believe the counterclaim is without merit, and at this time, we do not anticipate that this lawsuit, or the subject matter thereof, will disrupt our ability to continue to offer products and services on our e-commerce sites, affect our guests and suppliers, or have any material adverse effect on our financial condition or results of operations. The trial commenced on September 7, 2005.

On March 25 and 31, 2005 respectively, Iron Workers of Western Pennsylvania Pension & Profit Plans and Jolly Roger Fund LP filed in the Court of Chancery in the State of Delaware in and for New Castle County two purported class action complaints against Toys “R” Us, Inc. and certain of its officers and directors (“Individual Defendants”) challenging the Merger Agreement. On April 20, 2005, these two lawsuits were consolidated in the Court of Chancery in the State of Delaware in and for New Castle County. On May 18, 2005, Plaintiffs filed a consolidated First Amended Complaint (the “Complaint”), in which plaintiffs named Parent and Acquisition Sub as additional defendants. On May 20, 2005, plaintiffs filed a motion for a preliminary injunction. By order dated June 22, 2005, the court denied this motion. On July 14, 2005, plaintiffs filed a notice of voluntary dismissal, thereby dismissing the Complaint without prejudice.

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

The following table presents information with respect to repurchases of common stock made by us during the three months ended July 30, 2005. These shares were either delivered to us by employees as payment for the exercise price of stock options or purchased by us and held in trust pursuant to our Non-Employee Directors’ Deferred Compensation Plan to mirror deferred restricted stock units that were granted by us to our non-employee directors during this period.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
05/01/2005 – 05/28/2005	(1)	5,402	$25.59	—	$—
	(2)	14,559	$25.34	—	$—
	(3)	25,513	$25.47	—	$—
05/29/2005 – 06/25/2005		—	$—	—	$—
06/26/2005 – 07/30/2005		—	$—	—	$—

Total		45,474	$25.44	—	$—

(1)	Represents shares of common stock purchased and held in a rabbi trust established under our Non-Employee Directors’ Deferred Compensation Plan to mirror deferred restricted stock units that were granted during this period pursuant to our Non-Employee Directors’ Stock Unit Plan.

(2)	Represents shares of common stock delivered to us as payment for the exercise price of options issued under our Amended and Restated 1994 Stock Option and Performance Incentive Plan.

Refer to Notes 2 and 3 to our condensed consolidated financial statements entitled “Merger and recapitalization” and “Certain effects of the Merger Transaction,” respectively.

Pursuant to the Inversion, the Company adopted a holding company structure pursuant to an Agreement and Plan of Merger and Reorganization by and among the Company, Gigi Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Holdings, and the stockholders of the Company. Prior to the Inversion, Holdings was a wholly owned subsidiary of the Company and Merger Sub was a wholly owned subsidiary of Holdings. In connection with the Inversion, (i) the common stock of the Company was converted into shares of Class A Common Stock and Class L Common Stock of Holdings, (ii) the common stock of Merger Sub was converted into 1,000 shares of common stock of the Company, and (iii) the shares of Holdings held by the Company were cancelled. As a result, the Company became a direct wholly owned subsidiary of Holdings.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 23, 2005, the Company held a special stockholders meeting to vote upon the adoption of the Merger Agreement. At the meeting, the Company’s stockholders voted in favor of adoption of the Merger Agreement. The following table sets forth the vote of the stockholders regarding the voting:

For:	140,502,573 shares
Against:	1,939,908 shares
Abstain:	1,012,337 shares

Item 5.	Other Information

(a) Amendment to Raymond Arthur’s Retention Agreement. Effective September 12, 2005, Toys “R” Us, Inc. entered into a Second Amendment to the Retention Agreement with Raymond L. Arthur, Executive Vice President—Chief Financial Officer. The Retention Agreement by its terms will expire on January 31, 2007. The Second Amendment provides a three-month window period, beginning November 1, 2006 and ending January 31, 2007, during which any voluntary termination by Mr. Arthur effective during such time will be treated as if it were a resignation for “Good Reason” for purposes of the Retention Agreement and his severance compensation will be calculated accordingly. The Second Amendment also corrects a technical defect in the Retention Agreement by deleting a provision made obsolete by the first amendment.

(b) Increase of Size of the Board of Directors; Appointment of New Directors. On September 12, 2005, pursuant to the Company’s By-Laws, the Company’s board of directors increased the number of directors from three (3) directors to nine (9) directors and appointed the following persons to fill the vacancies: Joshua Bekenstein, David Kerko, John Pfeffer, Dwight Poler, Steven Roth and Wendy Silverstein.

Joshua Bekenstein, 47, was a founder and has been a Managing Director of Bain Capital LLC since 1984. Mr. Bekenstein serves as a board member of Bombardier Recreational Products, Shoppers Drug Mart, Waters Corporation, Dollarama, and Bright Horizons Family Solutions.

David M. Kerko, 32, has been a Principal of Kohlberg Kravis Roberts & Co. since 2001. Mr. Kerko joined Kohlberg Kravis Roberts & Co in 1998.

John Pfeffer, 36, has been a Director of Kohlberg Kravis Roberts & Co. Ltd. since 2000, heading the European Retail Sector team. Mr. Pfeffer also serves as a member of the board of directors of Vendex KBB B.V. and DSD AG.

Dwight M. Poler, 39, is currently a Managing Director of Bain Capital, and has been employed with Bain Capital since 1994.

Steven Roth, 63, has been the Chairman of the Board and Chief Executive Officer of the Vornado Realty Trust since May 1989 and Chairman of the Executive Committee of the Board of Vornado Realty Trust since April 1980. In addition, he is the managing partner of Interstate Properties, an owner of shopping centers and investor in securities and partnerships. In March 1995, he became Chief Executive Officer of Alexander’s, Inc. Mr. Roth is also a director and Chairman of the Board of Directors of Alexander’s, Inc.

Wendy Silverstein, 44, has been an Executive Vice President of Vornado Realty Trust since 1998, where she currently runs the Capital Markets Division.

There are no family relationships among any of the directors or principal officers.

On September 12, 2005, the Board of Directors appointed David Kerko, Matthew Levin, and Wendy Silverstein to serve on the Company’s audit committee.

(c) Performance Targets Established for Third and Fourth Quarters of Fiscal Year 2005 and Full-Year Fiscal 2005. On September 12, 2005, the Board of Directors of Toys “R” Us, Inc. set performance goals for the third and fourth quarters of fiscal year 2005, based on target sales at various divisional levels and for the Company as a whole, as well as performance goals for the full-year fiscal 2005, based on target earnings at various divisional levels and for the Company as a whole. These sales and earnings targets will be used in connection with the calculation of bonuses, which will be paid to incentive-eligible employees of the Company, including executive officers, upon the completion of these periods. Bonuses are calculated as a percentage of base salary. The applicable percentages remain unchanged from the percentages applicable to the various classifications of officers in fiscal year 2004. Participants can receive a bonus if the Company meets threshold, target, exceptional or maximum attainments, as established by the Board.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State of the State of Delaware on July 21, 2005 (filed as Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

3.2	By-Laws of the Registrant dated July 21, 2005. (filed as Exhibit 3.2 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.1	Credit Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., as the initial borrower, and the other borrowers named therein, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. as Canadian Agent, Deutsche Bank Trust Company Americas as Collateral Agent, the Lenders named therein, Deutsche Bank Securities Inc. and Citigroup Global Markets, Inc., as Co-Syndication Agents, and Credit Suisse First Boston LLC, and General Electric Capital Corporation, as Co-Documentation Agents (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.2	Security Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., and the borrowers named therein, the guarantors named therein, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.3	Bridge Loan Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., as the initial borrower, Toys “R” Us-Delaware, Inc. as borrower after the Merger and Assumption (as defined therein), Banc of America Bridge, LLC, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Joint-Administrative Agent, the Lenders named therein, Banc Of America Securities LLC, Deutsche Bank AG Cayman Islands Branch, and Credit Suisse, as Joint Lead Arrangers and Joint Bookrunning Managers, and Citigroup Global Markets Inc., as Co-Arranger (filed as Exhibit 10.3 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.4	Senior Facilities Agreement, dated as of July 21, 2005, among Toys “R” Us (UK) Limited, as original borrower and original guarantor, and the other borrowers named therein, Deutsche Bank AG, London Branch, Barclays Capital and The Royal Bank of Scotland plc as Mandated Lead Arrangers and Bookrunners, Banc of America Securities Limited as Arranger, Deutsche Bank AG, London Branch as Facility Agent and as Security Agent and the banks and other institutions named therein as Lenders (filed as Exhibit 10.4 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.5	Loan and Security Agreement, dated as of July 21, 2005, between MPO Properties, LLC, as borrower, and German American Capital Corporation, on behalf of the holders of the notes, as lender.

10.6	Mezzanine Loan and Security Agreement (First Mezzanine), dated as of July 21, 2005, between MPO Intermediate, LLC, as borrower, and German American Capital Corporation, as lender.

10.7	Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of July 21, 2005, between MPO Intermediate Holdings, LLC, as borrower, and German American Capital Corporation, as lender.

10.8	Mezzanine Loan and Security Agreement (Third Mezzanine), dated as of July 21, 2005, between MPO Junior, LLC, as borrower, and German American Capital Corporation, as lender.

10.9	Mezzanine Loan and Security Agreement (Fourth Mezzanine), dated as of July 21, 2005, between MPO Junior Holdings, LLC, as borrower, and German American Capital Corporation, as lender.

10.10	Loan and Security Agreement, dated as of July 21, 2005, between Giraffe Properties, LLC, as borrower, and German American Capital Corporation, on behalf of the holders of the notes, as lender.

10.11	Mezzanine Loan and Security Agreement (First Mezzanine), dated as of July 21, 2005, between Giraffe Intermediate, LLC, as borrower, and German American Capital Corporation, as lender.

10.12	Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of July 21, 2005, between Giraffe Intermediate Holdings, LLC, as borrower, and German American Capital Corporation, as lender.

10.13	Mezzanine Loan and Security Agreement (Third Mezzanine), dated as of July 21, 2005, between Giraffe Junior, LLC, as borrower, and German American Capital Corporation, as lender.

10.14	Mezzanine Loan and Security Agreement (Fourth Mezzanine), dated as of July 21, 2005, between Giraffe Junior Holdings, LLC, as borrower, and German American Capital Corporation, as lender.

10.15	Toys “R” Us Holdings, Inc. 2005 Management Equity Plan.

10.16	Special Bonus and Option Agreement, dated as of July 22, 2005, between the Registrant and Richard Markee.

10.17	Amendment to Retention Agreement, dated as of July 21, 2005, between the Registrant and Deborah Derby.

10.18	Amendment to Retention Agreement, dated as of July 21, 2005, between the Registrant and John Barbour.

10.19	Second Amendment to Retention Agreement, dated as of September 12, 2005, between the Registrant and Raymond L. Arthur.

10.20	Advisory Agreement, dated as of July 21, 2005, among the Registrant, Toys “R” Us Holdings, Inc., Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Back_to_Index

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC. (Registrant)

Date: September 14, 2005	/s/ Raymond L. Arthur
Raymond L. Arthur
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State of the State of Delaware on July 21, 2005 (filed as Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

3.2	By-Laws of the Registrant dated July 21, 2005 (filed as Exhibit 3.2 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.1	Credit Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., as the initial borrower, and the other borrowers named therein, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. as Canadian Agent, Deutsche Bank Trust Company Americas as Collateral Agent, the Lenders named therein, Deutsche Bank Securities Inc. and Citigroup Global Markets, Inc., as Co-Syndication Agents, and Credit Suisse First Boston LLC, and General Electric Capital Corporation, as Co-Documentation Agents (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.2	Security Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., and the borrowers named therein, the guarantors named therein, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.3	Bridge Loan Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., as the initial borrower, Toys “R” Us-Delaware, Inc. as borrower after the Merger and Assumption (as defined therein), Banc of America Bridge, LLC, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Joint-Administrative Agent, the Lenders named therein, Banc Of America Securities LLC, Deutsche Bank AG Cayman Islands Branch, and Credit Suisse, as Joint Lead Arrangers and Joint Bookrunning Managers, and Citigroup Global Markets Inc., as Co-Arranger (filed as Exhibit 10.3 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.4	Senior Facilities Agreement, dated as of July 21, 2005, among Toys “R” Us (UK) Limited, as original borrower and original guarantor, and the other borrowers named therein, Deutsche Bank AG, London Branch, Barclays Capital and The Royal Bank of Scotland plc as Mandated Lead Arrangers and Bookrunners, Banc of America Securities Limited as Arranger, Deutsche Bank AG, London Branch as Facility Agent and as Security Agent and the banks and other institutions named therein as Lenders (filed as Exhibit 10.4 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.5	Loan and Security Agreement, dated as of July 21, 2005, between MPO Properties, LLC, as borrower, and German American Capital Corporation, on behalf of the holders of the notes, as lender.

10.6	Mezzanine Loan and Security Agreement (First Mezzanine), dated as of July 21, 2005, between MPO Intermediate, LLC, as borrower, and German American Capital Corporation, as lender.

10.7	Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of July 21, 2005, between MPO Intermediate Holdings, LLC, as borrower, and German American Capital Corporation, as lender.

10.8	Mezzanine Loan and Security Agreement (Third Mezzanine), dated as of July 21, 2005, between MPO Junior, LLC, as borrower, and German American Capital Corporation, as lender.

10.9	Mezzanine Loan and Security Agreement (Fourth Mezzanine), dated as of July 21, 2005, between MPO Junior Holdings, LLC, as borrower, and German American Capital Corporation, as lender.

10.10	Loan and Security Agreement, dated as of July 21, 2005, between Giraffe Properties, LLC, as borrower, and German American Capital Corporation, on behalf of the holders of the notes, as lender.

10.11	Mezzanine Loan and Security Agreement (First Mezzanine), dated as of July 21, 2005, between Giraffe Intermediate, LLC, as borrower, and German American Capital Corporation, as lender.

10.12	Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of July 21, 2005, between Giraffe Intermediate Holdings, LLC, as borrower, and German American Capital Corporation, as lender.

10.13	Mezzanine Loan and Security Agreement (Third Mezzanine), dated as of July 21, 2005, between Giraffe Junior, LLC, as borrower, and German American Capital Corporation, as lender.

10.14	Mezzanine Loan and Security Agreement (Fourth Mezzanine), dated as of July 21, 2005, between Giraffe Junior Holdings, LLC, as borrower, and German American Capital Corporation, as lender.

10.15	Toys “R” Us Holdings, Inc. 2005 Management Equity Plan.

10.16	Special Bonus and Option Agreement, dated as of July 22, 2005, between the Registrant and Richard Markee.

10.17	Amendment to Retention Agreement, dated as of July 21, 2005, between the Registrant and Deborah Derby.

10.18	Amendment to Retention Agreement, dated as of July 21, 2005, between the Registrant and John Barbour.

10.19	Second Amendment to Retention Agreement, dated as of September 12, 2005, between the Registrant and Raymond L. Arthur.

10.20	Advisory Agreement, dated as of July 21, 2005, among the Registrant, Toys “R” Us Holdings, Inc., Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.