Form 10-Q
period 2005-10-29
TOYS R US INC
filed 2005-12-08
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

As of November 30, 2005 there were outstanding 1,000 shares of common stock of Toys “R” Us, Inc. (all of which are owned by our holding company and are not publicly traded).

TOYS “R” US, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	October 29, 2005	January 29, 2005	October 30, 2004 (As restated)
ASSETS
Current Assets:
Cash and cash equivalents	$324	$1,232	$570
Short-term investments	—	953	150
Accounts and other receivables	158	171	175
Merchandise inventories	3,019	1,884	3,092
Net property assets held for sale	5	7	10
Prepaid expenses, derivative assets and other current assets	172	160	183

Total current assets	3,678	4,407	4,180
Property and equipment, net	4,261	4,339	4,394
Goodwill, net	353	353	387
Deferred tax assets	653	426	400
Other assets	381	243	307

	$9,326	$9,768	$9,668

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / EQUITY
Current Liabilities:
Accounts payable	$1,499	$1,023	$1,601
Accrued expenses and other current liabilities	707	881	667
Income taxes payable	95	245	—
Current portion of long-term debt	453	452	32

Total current liabilities	2,754	2,601	2,300
Long-term debt	6,331	1,860	2,293
Deferred tax liabilities	629	485	538
Deferred rent liabilities	276	269	264
Other non-current liabilities	195	228	235
Stockholders’ (deficit) / equity	(859)	4,325	4,038

	$9,326	$9,768	$9,668

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004 (As restated)	October 29, 2005	October 30, 2004 (As restated)
Net sales	$2,157	$2,214	$6,388	$6,294
Cost of sales	1,463	1,475	4,226	4,246

Gross margin	694	739	2,162	2,048
Selling, general and administrative expenses	678	682	1,980	1,986
Transaction and related costs	2	—	402	—
Depreciation and amortization	86	88	269	260
Restructuring and other (income) charges	(1)	(26)	4	19
Contract settlement fees and other	—	—	22	—

Total operating expenses	765	744	2,677	2,265

Operating loss	(71)	(5)	(515)	(217)
Interest expense	(125)	(32)	(211)	(94)
Interest income	2	4	22	10

Loss before income taxes	(194)	(33)	(704)	(301)
Income tax benefit	68	12	178	294

Net loss	$(126)	$(21)	$(526)	$(7)

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	39 Weeks Ended
	October 29, 2005	October 30, 2004 (As restated)
Cash Flows from Operating Activities:
Net loss	$(526)	$(7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269	260
Amortization of restricted stock	16	—
Amortization of debt issuance costs	15	—
Stock compensation expenses arising from settlement of options and restricted stock	195	—
Deferred income taxes	(81)	—
Tax benefit from exercise of stock options	16	2
Stock option compensation expense	17	2
Proceeds received from settlement of derivatives	38	—
Other	18	10
Changes in operating assets and liabilities:
Accounts and other receivables	10	(8)
Merchandise inventories	(1,151)	(990)
Prepaid expenses and other operating assets	15	1
Accrued expenses and other liabilities	(184)	(214)
Accounts payable	495	565
Income taxes payable	(149)	(332)

Net cash used in operating activities	(987)	(711)

Cash Flows from Investing Activities:
Capital expenditures, net	(227)	(173)
Proceeds from sale of short-term investments	953	421
Purchase of SB Toys, Inc.	—	(42)
Proceeds from sale of fixed assets	4	133

Net cash provided by investing activities	730	339

Cash Flows from Financing Activities:
Long-term debt borrowings	4,801	—
Short-term debt borrowings	325	—
Long-term debt repayment	(490)	(501)
Short-term debt repayment	(174)	—
Repurchase of common stock	(5,891)	—
Repurchase of stock options and restricted stock	(225)	—
Capital contributed by affiliate	1,279	—
Settlement of equity security units and warrants	(130)	—
Proceeds received from exercise of stock options	87	9
Proceeds received from issuance of common stock associated with equity security units	20	—
Capitalized debt issuance costs	(213)	—

Net cash used in financing activities	(611)	(492)

Effect of exchange rate changes on cash and cash equivalents	(40)	22

Cash and cash equivalents:
Net decrease during period	(908)	(842)
Cash and cash equivalents at beginning of period	1,232	1,412

Cash and cash equivalents at end of period	$324	$570

Supplemental disclosures of cash flow information:
Net income taxes paid	$35	$2
Interest paid	$202	$138

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) / EQUITY

(Unaudited)

(In millions)

	Common Stock				Additional paid-in- capital	Unamortized value of restricted stock	Accumulated other comprehensive (loss) / earnings	Retained earnings	Total stockholders’ equity
	Issued		In Treasury
	Shares	Amount	Shares	Amount
Balance, January 29, 2005	300.4	$30	(84.5)	$(1,658)	$405	$(5)	$(7)	$5,560	$4,325
Net loss for the period	—	—	—	—	—	—	—	(526)	(526)
Foreign currency translation adjustments	—	—	—	—	—	—	(48)	—	(48)
Unrealized gain on hedged transactions, net of tax	—	—	—	—	—	—	6	—	6
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	1	—	1

Total comprehensive loss	—	—	—	—	—	—	—	—	(567)
Exercise of stock options, net	—	—	4.8	96	(9)	—	—	—	87
Tax benefit related to stock plan activities	—	—	—	—	16	—	—	—	16
Issuance of restricted stock, net and other	—	—	0.3	5	5	(11)	—	—	(1)
Amortization of restricted stock	—	—	—	—	—	16	—	—	16
Exercise of equity security units (“ESUs”)	—	—	0.9	19	1	—	—	—	20
Treasury stock repurchase	—	—	(221.0)	(5,891)	—	—	—	—	(5,891)
Contribution of capital by affiliate	—	—	—	—	1,279	—	—	—	1,279
Repurchase of options and awards, net of related compensation expenses	—	—	—	(28)	15	—	—	—	(13)
Obligations for net cash settlement of awards and ESUs	—	—	—	—	(109)	—	—	—	(109)
Repurchase of ESUs and warrants	—	—	(0.9)	(21)	—	—	—	—	(21)
Cancellation of treasury stock	(300.4)	(30)	300.4	7,478	(1,603)	—	—	(5,845)	—

Balance, October 29, 2005	—	$—	—	$—	$—	$—	$(48)	$(811)	$(859)

Refer to Note 14 entitled “Stockholders’ equity and related benefit plans” for details on the number of shares outstanding as of October 29, 2005.

TOYS “R” US, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

Except as expressly indicated or unless the context otherwise requires, as used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries. We are a worldwide specialty retailer of toys, baby products and children’s apparel.

The condensed consolidated balance sheets as of October 29, 2005, January 29, 2005, and October 30, 2004, the condensed consolidated statement of operations for the thirteen weeks and thirty-nine weeks ended October 29, 2005 and October 30, 2004, the condensed consolidated statement of cash flows for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, and the condensed consolidated statements of stockholders’ equity for the thirty-nine weeks ended October 29, 2005, have been prepared by us in conformity with accounting principles generally accepted in the United States for interim reporting. Our interim condensed consolidated financial statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks and thirty-nine weeks periods then ended. The balance sheet at January 29, 2005, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

The results of operations for the thirteen weeks and thirty-nine weeks ended October 29, 2005 and October 30, 2004 are not necessarily indicative of operating results of the full year.

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

In 2004, we reclassified auction rate securities and variable rate demand notes from cash and cash equivalents to short-term investments, and made corresponding adjustments to our consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The fair value of these investments was $953 million at January 29, 2005 and $150 million at October 30, 2004. As of October 29, 2005, we did not own auction rate securities or variable rate demand notes.

We reclassified certain fiscal 2004 balances from cash and cash equivalents related to credit card receivables into accounts receivable. Accordingly, our cash and cash equivalents were reduced by $18 million for the period ended January 29, 2005, and by $28 million for the period ended October 30, 2004. In the condensed consolidated statement of cash flows for thirty-nine weeks ended October 29, 2005, we reclassified the $38 million of proceeds received from the settlement of derivatives to cash flows from operating activities from cash flows from financing activities.

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

On July 21, 2005, the transaction was consummated by the Sponsors, along with a fourth investor, GB Holdings I, LLC (the “Fourth Investor”), an affiliate of Gordon Brothers, a consulting firm which is independent from and unaffiliated with the Sponsors and management, through a $6.6 billion merger of Acquisition Sub with and into the Company, with the Company being the surviving corporation in the merger (the “Merger”). The Sponsors and the Fourth Investor are collectively referred to herein as the “Investors.” Pursuant to the Merger Agreement, the former holders of the Company’s common stock, par value $.10 per share, received $26.75 per share, or approximately $5.9 billion. In addition, approximately $758 million was used, among other things, to settle our equity security units, and to cash out our warrants and options to purchase common stock, restricted stock and restricted stock units, fees and expenses related to the merger, and severance, bonuses and related payroll taxes.

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

The following principal equity capitalization and financing transactions occurred in connection with the Merger Transaction:

•	Aggregate cash equity contributions of $1.3 billion were made by the Investors; and

•	We, directly or through our subsidiaries, entered into: (1) a new $2.0 billion secured revolving credit facility, of which $700 million was drawn at closing, (2) a new $1.9 billion unsecured bridge loan agreement, all of which was drawn at closing, (3) a new secured $1.0 billion European bridge loan facility and multi-currency revolving credit facilities in an amount of up to £95 million and €145 million, of which $1.0 billion was drawn at closing, and (4) $800 million of new mortgage loan agreements, all of which was drawn at closing. Refer to Notes 8, 10 and 13 for further details on derivative instruments and hedging activities, seasonal financing and long-term debt, and equity security units and stock purchase warrants.

The proceeds from the equity capitalization and financing transactions, together with $1.2 billion of our available cash, were used to fund the:

•	Purchase of common stock outstanding of approximately $5.9 billion;

•	Purchase of all stock options, restricted stock, and restricted stock units of the Company under the terms of the Merger Agreement of approximately $227 million;

•	Settlement of our equity security units of approximately $114 million;

•	Purchase of all stock warrants of approximately $17 million;

•	Fees and expenses related to the Merger Transaction and the related financing transactions of approximately $364 million; and

•	Severance, bonuses and related payroll taxes of approximately $36 million.

For the thirty-nine weeks ended October 29, 2005, the fees and expenses related to the Merger Transaction and the related financing transactions principally consisted of advisory fees and expenses of $78 million, financing fees of $135 million, sponsor fees of $81 million, and other fees and expenses of $70 million. Of the $364 million of costs, approximately $163 million were expensed, $144 million as transaction related costs and $19 million as amortization of debt issuance cost, interest expense, and real estate taxes. The remaining amount of $201 million is capitalized debt issuance costs and other prepaid expenses in the amount of $199 million and $2 million, respectively, for the period ended October 29, 2005.

Transaction and related costs

We recorded expenses of $2 million and $402 million for the thirteen-week and thirty-nine week periods ended October 29, 2005, respectively. During the thirteen weeks ended October 29, 2005, we revised our estimates for transaction and related expenses and recorded an additional $2 million legal expenses. For the thirty-nine weeks ended October 29, 2005, these costs reflect $144 million of expenses related to the Merger transaction, compensation expenses associated with the Merger Transaction related to stock options and restricted stock of $222 million, as well as severance, bonuses and related payroll taxes of $36 million.

The amounts recorded in the financial statements as well as the allocations between expenses and capitalized debt service costs, represent management’s best estimate based on available information.

In connection with the closing of the Merger, the Company notified the New York Stock Exchange that all of the Company’s common stock, par value $0.10 (the “Company Common Stock”), was converted into the right to receive $26.75 per share, and requested that the New York Stock Exchange file with the Securities and Exchange Commission an application on Form 25 to strike the Company Common Stock from listing and registration thereon. On July 26, 2005, the New York Stock Exchange confirmed that such filing has been made.

3. Certain effects of the Merger Transaction

Immediately following the consummation of the Merger Transaction, we implemented an inversion transaction (the “Inversion”) whereby one of our dormant subsidiaries became the new parent of Toys “R” Us, Inc. and is now known as Toys “R” Us Holdings, Inc. (“Holdings”), as follows:

•	Holdings’ shares of common stock held by Toys “R” Us, Inc. were cancelled. The Certificate of Incorporation of Holdings was amended to authorize two classes of common stock, Class L Common and Class A Common (collectively, the “Common Stock”); and

•	The Investors’ shares of Toys “R” Us, Inc. common stock (including the shares held by management) were automatically converted into shares of Holdings. All of the shares of Common Stock were issued in “strips” of stock, which consisted of one share of Class L common stock and nine shares of Class A common stock so that each Investor owns the same proportionate interest in Class L and Class A common stock. Subsequent to the conversion, the Investors and management have the same ownership interests in Holdings as they previously did in Toys “R” Us, Inc.

Immediately following the consummation of the Merger Transaction and the Inversion, the Company was indirectly owned 32.9% by each of the Sponsors, 1.1% by the Fourth Investor and 0.2% by management. Refer to our proxy statement filed with the Securities and Exchange Commission on May 23, 2005 for more information about the Merger Transaction and related transactions.

In connection with the Merger and the Inversion, effective as of July 21, 2005, the Company’s Certificate of Incorporation was amended and the Company’s authorized 650,000,000 shares of common stock, par value $.10 per share, became 3,000 authorized shares of common stock, par value $.01 per share. As of October 29, 2005, there were 1,000 shares of common stock outstanding.

Executive Severance Obligations

In connection with the Merger Transaction, for the twenty-six week period ended July 30, 2005, we recorded $25 million of payments to senior executives whose employment with the Company ceased. For the thirteen week period ended October 29, 2005, we recorded no additional severance and related payments to senior executives. Based upon current compensation levels at October 29, 2005, if all of the remaining senior executives who have retention agreements with the Company were separated and received the severance benefits specified under their respective agreements, our additional costs would be in the range of $25 million to $30 million.

4. Restatement of financial statements for accounting for leases and leasehold improvements

During fiscal 2005, we re-evaluated our lease accounting practices and corrected our accounting for leases, specifically the accounting for operating leases with scheduled rent increases and leasehold improvements. Under the requirements of Financial Standards Accounting Board (FASB) Technical Bulletin 85-3, “Accounting for Leases with Scheduled Rent Increases,” rent expense should be amortized on a straight-line basis over the term of the lease.

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

Following is a summary of the cumulative effects of these changes on our condensed consolidated statements of earnings for the thirteen-week and thirty-nine week period ended October 30, 2004, as well as the affected line items of our condensed consolidated balance sheet as of October 30, 2004.

	Condensed Consolidated Statement of Earnings
	Thirteen Weeks Ended October 30, 2004			Thirty-nine Weeks Ended October 30, 2004
($ in millions)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net sales	$2,214	$—	$2,214	$6,294	$—	$6,294
Cost of sales	1,475	—	1,475	4,246	—	4,246

Gross margin	739	—	739	2,048	—	2,048
Selling, general and administrative expenses	678	4	682	1,981	5	1,986
Depreciation and amortization	83	5	88	243	17	260
Restructuring and other (income) charges	(11)	(15)	(26)	42	(23)	19

Total operating expenses	750	(6)	744	2,266	(1)	2,265

Operating loss	(11)	6	(5)	(218)	1	(217)
Interest expense	(32)	—	(32)	(94)	—	(94)
Interest income	4	—	4	10	—	10

Loss before income taxes	(39)	6	(33)	(302)	1	(301)
Income tax benefit	14	(2)	12	310	(16)	294

Net (loss) earnings	$(25)	$4	$(21)	$8	$(15)	$(7)

($ in millions)	Condensed Consolidated Balance Sheet
As of October 30, 2004	As previously reported	Adjustments	As restated
ASSETS
Prepaid expenses and other current assets	$230	$(47)	$183
Property and equipment, net	4,533	(139)	4,394
Other assets	571	136	707
Total assets	$9,718	$(50)	$9,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred rent liabilities	$78	$186	$264
Stockholders’ Equity
Retained earnings	5,526	(224)	5,302
Accumulated other comprehensive loss	(6)	(12)	(18)
Total liabilities and stockholders’ equity	$9,718	$(50)	$9,668

5. Restructuring and other charges

Our condensed consolidated financial statements for the thirty-nine week period ended October 29, 2005, included the following pre-tax charges related to restructuring initiatives from prior years:

($ in millions)	Restructuring and other charges	SG&A	Total
2004 Initiatives	$1	$5	$6
2003 Initiatives	3	—	3
2001 Initiatives	(1)	—	(1)
1998 and 1995 Initiatives	1	—	1

Total	$4	$5	$9

At October 29, 2005, we had total remaining reserves of $93 million to complete all of these restructuring initiatives. We believe that remaining reserves at October 29, 2005, are adequate to complete these initiatives and commitments. See below for a further discussion of individual restructuring initiatives and related charges and reserves.

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

During the thirteen weeks ended October 29, 2005, we recorded no additional stock options compensation charges. For the thirty-nine week period ended October 29, 2005, we recorded $6 million of charges related to our 2004 initiatives, comprised of $1 million for severance, recorded in restructuring and other charges and illustrated in the table below, and $5 million for stock option compensation charges, recorded in selling, general and administrative expenses. While the stock option compensation charges are part of the 2004 restructuring initiative, they are not part of the restructuring reserve account but rather included as a component of stockholders’ equity. As of October 29, 2005, $4 million of reserves for termination costs remained to complete this initiative.

Details on the activity of charges and reserves for the thirty-nine week period ended October 29, 2005 are as follows:

($ in millions)	Balance at January 29, 2005	Adjustments	Utilized	Balance at October 29, 2005
Severance	$8	$1	$(6)	$3
Other compensation	2	—	(1)	1

Total remaining restructuring reserves	$10	$1	$(7)	$4

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

During the thirteen weeks ended October 29, 2005, we reversed $1 million related to this initiative. As outlined in the summary table below, we recorded charges of $3 million during the thirty-nine week period ended October 29, 2005, for the disposition of the other Kids “R” Us stores. Charges for the thirty-nine weeks ended October 29, 2005, included a loss of $1 million on the sale of property, $1 million related to lease commitments, and $1 million of vacancy-related costs. We expect to record additional charges for the accretion of interest related to vacancy costs for closed facilities until their disposition. Charges in connection with these initiatives may be subject to revision for changes in estimates.

Details on the activity of charges and reserves for the thirty-nine week period ended October 29, 2005 are as follows:

($ in millions)	Balance at January 29, 2005	Adjustments	Utilized	Balance at October 29, 2005
Lease commitments	$13	$1	$(5)	$9
Sale of Kids “R” Us real estate	—	1	(1)	—
Vacancy costs and other	—	1	(1)	—

Total remaining restructuring reserves	$13	$3	$(7)	$9

2001 Initiatives

In 2001, we recorded net charges of $184 million to close a number of stores, to eliminate a number of staff positions, and to consolidate five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. During the thirty-nine week period ended October 29, 2005, we reversed a net $1 million of previously accrued charges that we determined to be no longer be needed. We had no restructuring activity relating to this initiative for the thirteen weeks ended October 29, 2005.

Details on the activity of charges and reserves for the thirty-nine week period ended October 29, 2005 are as follows:

($ in millions)	Balance at January 29, 2005	Adjustments	Utilized	Balance at October 29, 2005
Real estate and lease commitments
Store closings	$14	$—	$(2)	$12
Store support center consolidation	49	(1)	(6)	42

Total remaining restructuring reserves	$63	$(1)	$(8)	$54

Other Prior Year Initiatives

We had $26 million of reserves remaining at October 29, 2005 from restructuring charges previously recorded in 1998 and 1995, primarily for long-term lease commitments, that will be utilized in 2005 and thereafter. During the thirty-nine week period ended October 29, 2005, we recorded additional charges of $1 million resulting from adjustments to lease shortfall reserves. We recorded no additional restructuring charges for the thirteen weeks ended October 29, 2005 relating to this initiative.

Property Assets Held for Sale

We have included certain real estate assets of $5 million related to former Kids “R” Us real estate as current assets in our condensed consolidated balance sheets as of October 29, 2005, as they are being held for sale.

6. Merchandise inventories

Merchandise inventories for the Toys “R” Us – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method and represent approximately 61% of total merchandise inventories as of October 29, 2005. All other merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method. If all inventories had been valued at the lower of FIFO, cost or market, inventories would show no change at October 29, 2005, October 30, 2004, or January 29, 2005. Details on the components of our consolidated merchandise inventories are as follows:

($ in millions)	October 29, 2005	January 29, 2005	October 30, 2004(1)
Toys “R” Us – U.S.	$1,844	$1,085	$1,948
Toys “R” Us – International	743	402	724
Babies “R” Us	309	349	306
Toysrus.com	123	48	114

	$3,019	$1,884	$3,092

(1)	2004 inventory balances include the impact of $157 million in inventory markdowns primarily to liquidate selected older toy-store inventory and therefore enhance store productivity and supply chain efficiency.

7. Investment in Toys “R” Us – Japan

We have accounted for our 48% ownership investment in the common stock of Toys “R” Us – Japan, a licensee of ours, using the “equity method” of accounting since the initial public offering in Japan of Toys “R” Us – Japan in April 2000.

At October 29, 2005, the quoted market value of our investment was $221 million, which exceeds our carrying value. The valuation is derived from a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter stock market and is not necessarily indicative of the amount that could be realized upon sale. We are the guarantor of 80% of a 10 billion yen ($86 million) loan to Toys “R” Us – Japan from third parties in Japan. The loan has an annual interest rate of 6.47% and is due in 2012. We also guarantee 80% of three installment loans totaling 6.5 billion yen ($56 million) to Toys “R” Us – Japan from a third party in Japan. These loans have annual interest rates of 2.6%—2.8%.

8. Derivative instruments and hedging activities

We account for our hedges in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (SFAS 138), and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), and we record the fair value of these instruments within our consolidated balance sheets. We designate certain derivative instruments as cash flow hedges and formally document the hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, at the time the derivative contract is executed. We assess the effectiveness of the hedge both at inception and on an on-going basis and determine whether the hedge is highly effective in offsetting changes in cash flows of the linked hedge item. We record the effective portion of changes in the estimated fair value in accumulated other comprehensive earnings (loss) and subsequently reclassify the related amount of accumulated other comprehensive earnings (loss) to earnings when the hedged items enter into the determination of earnings or the hedging relationship is terminated. If it is determined that a derivative has ceased to be a highly effective hedge, we will discontinue hedge accounting for such transaction.

We enter into derivative financial arrangements to hedge a variety of risk exposures, including interest rate and currency risks, associated with our long-term debt, as well as foreign currency risk relating to import merchandise purchases. We enter into interest rate swaps and/or caps to manage interest rate risk, and we enter into foreign exchange forward contracts to minimize and manage the currency risks related to our merchandise import purchase program. We do not enter into derivative financial instruments other than for hedging purposes.

In October 2005, we entered into interest rate swaps to hedge an anticipated exposure related to the refinancing of the European Bridge Facility with European Property Financing. These swaps hedge the variable LIBOR and EURIBOR rates for notional amounts that include £402 million and €230 million for fixed rate of interest at 4.56% for the British pound denominated swaps and 3.01% for the euro denominated swaps. The instruments are designated as cash flow hedges and, because critical terms match, are considered perfectly effective hedges. At October 29, 2005, the fair value of the swaps was $9 million and no amount of ineffectiveness was recognized to earnings in the current period.

In October 2005, we entered into interest rate swaps to hedge exposure related to our European Bridge Facility. These swaps were for notional amounts that include £416 million and €225 million. These swaps qualified as cash flow hedges under the shortcut method of recognition under SFAS 133, therefore no portion of the swaps were treated as ineffective. At October 29, 2005, the change in fair value of the swaps was immaterial and no amount of ineffectiveness was recognized to earnings in the current period.

In July 2005, we entered into interest rate caps on our $800 million secured real estate loans, which carry annual weighted average interest rates of LIBOR plus 1.30%. The interest rate caps are considered hedges of the variable cash flows associated with changes in one month LIBOR above 7.00%. The instruments are designated as cash flow hedges and, because critical terms match, are considered perfectly effective hedges. At October 29, 2005, the change in fair value of the caps was immaterial and no amount of ineffectiveness was recognized to earnings in the current period.

In March 2002, we refinanced a note payable originally due in 2005 and increased the amount outstanding to $160 million from $100 million. This borrowing is repayable in semi-annual installments of principal and interest, with the final installment due on February 20, 2008. The effective cost of this borrowing is 2.23% and is secured by expected future cash flows from license fees due from Toys “R” Us – Japan. We also entered into a contract to swap yen to U.S. dollars, the terms of which match the loan.

This cross currency swap has been designated as a cash flow hedge and is effective as a hedge. An immaterial amount of ineffectiveness was recognized to earnings in the current period. Our foreign currency exposure is primarily concentrated in the United Kingdom and Continental Europe, Canada, Australia and Japan. We face transactional currency exposures relating to merchandise that we purchase in foreign currencies. We enter into foreign exchange forward contracts to minimize and manage the currency risks associated with these transactions. The counter-parties to the foreign exchange forward contracts are highly rated financial institutions, and we do not have significant exposure to any single counter-party. These contracts are designated as cash flow hedges and are effective as hedges. Accordingly, changes in the effective portion of the fair value of these forward exchange contracts are included in accumulated other comprehensive earnings (loss). Once the hedged transactions are completed, or when merchandise is sold, the unrealized gains and losses on the forward contracts are reclassified from accumulated other comprehensive earnings (loss) and recognized in earnings. The majority of the critical terms of the forward contracts and the forecasted foreign merchandise purchases are the same. At October 29, 2005, the fair value of these forward contracts was approximately $2 million in other current assets and $1 million in accrued expenses and other liabilities on the consolidated balance sheets.

For the forgoing derivatives transactions, at October 29, 2005, we increased the carrying amount of our long-term debt by $10 million, representing the fair value of debt in excess of the carrying amount on that date. At October 29, 2005, we also recorded derivative assets of $11 million and derivative liabilities of $1 million.

On May 27, 2005 and June 9, 2005, we terminated interest rate swap agreements with a total notional value of $1.55 billion. As a result of these actions, we received a net payment of $38 million, the majority of which has been recorded in long-term debt as a deferred credit and will be amortized over the remaining term of the related notes. Additionally, interest will now accrue at the respective coupon rates for the $1.55 billion of debt with respect to those interest rate swaps that were terminated. Specifically, the following interest rate swaps were terminated:

•	$250 million of notional amount of swaps on 6.875% notes, due fiscal 2006;

•	$500 million of notional amount of swaps on 7.625% notes, due fiscal 2011;

•	$400 million of notional amount of swaps on 7.875% notes, due fiscal 2013; and

•	$400 million of notional amount of swaps on 7.375% notes, due fiscal 2018.

9. Goodwill

In 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), which prescribes an impairment approach to the evaluation of recoverability of goodwill.

Based on the comparison of estimated fair market values (calculated using historical operating results of the reporting segments and relative industry multiples) to the book values of these reporting units to which the goodwill related, we have determined that no impairment of the goodwill exists.

The carrying amount of goodwill at October 29, 2005 was $353 million and was comprised of the following:

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

10. Seasonal financing and long-term debt

A summary of the Company’s long-term debt and seasonal financing as of October 29, 2005, January 29, 2005, and October 30, 2004, is outlined in the table below:

($ in millions)	October 29, 2005	January 29, 2005	October 30, 2004
6.875% notes, due fiscal 2006	$251	$253	$256
LIBOR plus 1.50% senior facility, due fiscal 2006 - 2011	1,035	—	—
LIBOR plus 1.30% mortgage loan, due fiscal 2007	800	—	—
Equity security units (including, as a part thereof, 6.25% notes due fiscal 2007) (a)	—	403	404
Note at an effective cost of 2.23% due in semi-annual installments through fiscal 2008 (b)	82	109	109
LIBOR plus 1.75%-3.75% $2.0 billion credit facility, due fiscal 2010	1,160	—	—
7.625% notes, due fiscal 2011	528	531	538
LIBOR plus 5.25% bridge loan, due fiscal 2012	1,900	—	—
7.875% notes, due fiscal 2013	389	389	392
7.375% notes, due fiscal 2018	408	403	399
8.750% debentures, due fiscal 2021	199	199	199
Other	32	25	28

	6,784	2,312	2,325
Less current portion	453	452	32

Total	$6,331	$1,860	$2,293

(a)	Refer to Note 13 entitled “Equity security units and stock purchase warrants” for details on the settlement of the debt component of our Equity security units.

(b)	Amortizing note secured by the expected future yen cash flows from license fees due from Toys “R” Us – Japan.

All of the borrowings under our $1.0 billion bridge facility as well as our £95 million and €145 million multi-currency revolving credit facilities, our $800 million of new mortgage loans, our new $2 billion credit facility, and our $1.9 billion bridge loan as well as $22 million of the debt included in “Other” were incurred by our subsidiaries. In addition, our 8.75% debentures due fiscal 2021 are obligations of Toys “R” Us, Inc. and our subsidiary Toys “R” Us-Delaware, Inc. (“Toys-Delaware”). All of the other obligations described in the table above are obligations of Toys “R” Us, Inc.

Long-term debt balances as of October 29, 2005, January 29, 2005, and October 30, 2004, have been impacted by certain interest rate and currency swaps that have been designated as fair value and cash flow hedges, as discussed in Note 8 entitled “Derivative instruments and hedging activities.” As of October 29, 2005, we were in compliance with our financial covenants related to our outstanding debt.

In connection with the Merger Transaction and to fund the aggregate purchase price of the Merger, we incurred new indebtedness on July 21, 2005, as follows:

$1.0 Billion European Facilities Agreement and Multi-Currency Revolving Credit Facilities

On July 21, 2005, Toys “R” Us (UK) Limited entered into a senior facilities agreement with a syndicate of financial institutions. Under the agreement, a $1.0 billion bridge facility and multi-currency revolving credit facilities in an amount of up to £95 million and €145 million, respectively, were made available to Toys “R” Us (UK) Limited and other European affiliates of Toys “R” Us (UK) Limited. The facilities are, to the extent legally possible, guaranteed by Toys “R” Us (UK) Limited’s immediate holding company, Toys “R” Us Europe, LLC and their respective material subsidiaries and secured by a lien over assets of the borrowers and guarantors under the facilities. The $1.0 billion bridge facility matures on July 21, 2006. If the borrowings outstanding under the bridge facility exceed $859 million at the maturity date, $283 million can be converted into a 5 1/2 year senior facility, and $576 million can be converted into a six year senior facility. Any remaining borrowings in excess of $859 million would be due upon maturity. At October 29, 2005, the Company had classified $859 million of the $1.0 billion bridge facility as long-term debt because the Company intends to convert outstanding borrowings at maturity in excess of $859 million to senior secured facilities in accordance with the provisions referred above. The bridge facility has an annual interest rate of LIBOR plus 1.50% and/or EURIBOR plus 1.50%. The multi-currency revolving credit facilities have a five-year maturity and carry an annual interest rate of LIBOR plus 1.50% and/or EURIBOR plus 1.50%. As of October 29, 2005, we have borrowed the full amount of $1.0 billion on the bridge facility and $25 million under the revolving credit facilities. During the thirteen weeks ended October 29, 2005, we entered into various swap agreements to hedge our exposure related to these facilities. Refer to Note 8 entitled, “Derivative instruments and hedging activities.”

The bridge facility and multi-currency revolving credit facilities agreement contains covenants, including, among other things, covenants that restrict the ability of Toys “R” Us (UK) Limited, Toys “R” Us Europe, LLC, and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. In addition, for so long as the $1.0 billion bridge facility remains outstanding, Toys “R” Us Europe, LLC, must comply with certain financial covenants, including requirements to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to net interest payable of not less than 2.0:1.0 and a ratio of consolidated total net debt to consolidated EBITDA of no greater than 6.5: 1.0. Following repayment of the bridge facility or conversion of the bridge into term loans, the minimum ratio of consolidated EBITDA to net interest payable required under the facility will increase and the maximum ratio of consolidated total net debt to consolidated EBITDA required under the facility will decrease. The initial measurement date for the financial covenants is January 28, 2006.

$800 Million Secured Real Estate Loans

On July 21, 2005, certain of our indirect, wholly-owned subsidiaries entered into mortgage loan agreements totaling $800 million, carrying annual weighted average interest rates of LIBOR plus 1.30%. Each of these loan agreements has a two-year term and provides for three one-year extensions at the election of the borrower. Direct and indirect interests in certain real property located in the United States secured the loans. As of October 29, 2005, we had $800 million outstanding on these loan agreements.

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

$2 Billion Secured Revolving Credit Facility

On July 21, 2005, we, including Toys-Delaware, Toys “R” Us (Canada) Ltd / Toys “R” Us (Canada) Ltee, and certain other domestic subsidiaries entered into a $2.0 billion five-year secured revolving credit facility, carrying an annual interest rate of LIBOR plus 1.75%-3.75%, with a syndicate of financial institutions. The credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. The revolving credit facility also requires that Toys-Delaware maintain a minimum excess availability of $125 million, meaning that the borrowing base (generally consisting of specified percentages of eligible inventory, credit card receivables and certain real estate less any applicable availability reserves) must exceed the amount of borrowings under the credit facility by a minimum of $125 million. Pricing for the facility is tiered based on levels of excess availability. As of October 29, 2005, we borrowed a total of $1.16 billion on this facility and have $165 million of letters of credit outstanding. On July 21, 2005, we cancelled our previous unsecured credit facility of $685 million, which had no outstanding balances.

Borrowings under this new credit facility are made and/or guaranteed by Toys-Delaware and certain of its subsidiaries and are secured by the tangible and intangible assets (with specified exceptions) of the borrowers, Babiesrus.com, LLC, Toysrus.com, LLC, and certain subsidiaries of Toys-Delaware.

$1.9 Billion Unsecured Bridge Facility

On July 21, 2005, we entered into a bridge loan agreement with a syndicate of financial institutions. Upon consummation of the Merger Transaction, Toys-Delaware became the borrower under this facility. The bridge loan agreement provides for a one-year term unsecured credit facility of $1.9 billion, carrying an annual interest rate of LIBOR plus 5.25%. Any outstanding bridge loans on July 21, 2006 (the “Conversion Date”) will be automatically converted into term loans with a six-year term (“Term Loans”). On and after the first anniversary of the Conversion Date, lenders collectively holding at least 51% of the Term Loans may elect to exchange their Term Loans for exchange notes, which will mature on July 21, 2012. As of October 29, 2005, we have borrowed the full amount of $1.9 billion on our bridge facility. The bridge facility is guaranteed by Toys “R” Us, Inc., certain subsidiaries of Toys-Delaware and certain other entities.

The bridge loan agreement contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations.

11. Income taxes

The following table summarizes our effective tax rate for the thirteen weeks and thirty-nine weeks ended October 29, 2005, and October 30, 2004:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Pre-tax worldwide loss	$(194)	$(33)	$(704)	$(301)
Income tax benefit	$68	$12	$178	$294
Effective tax rate	35%	36%	25%	98%

During the thirteen weeks ended October 29, 2005, and October 30, 2004, the effective tax rates were 35% and 36%, respectively. The decrease in the effective tax rate was primarily due to net tax charges of $14 million associated with non-deductible expenses and was partially offset by tax benefits of $21 million related to the re-evaluation of deferred tax assets and liabilities.

During the thirty-nine weeks ended October 29, 2005, and October 30, 2004, the effective tax rates were 25% and 98%, respectively. The decrease in the effective tax rate was primarily due to net tax charges of $54 million associated with non-deductible expenses, $29 million related to the re-evaluation of deferred tax assets and liabilities, $50 million associated with incremental taxes on previously unrepatriated earnings and was partially offset by tax benefits of $39 million related to the tax benefit associated with section 965 technical clarification and $9 million related to changes in estimates of tax contingencies.

12. Stock-Based compensation

Pre-merger Equity Plans

In connection with the Merger, the Company’s outstanding stock options as well as restricted stock and stock units were cashed out, canceled, or, in limited circumstances, exchanged for new interest in Holdings. Each option holder received an amount in cash, less applicable withholding taxes, equal to $26.75 less the exercise price of each option. Each restricted stock unit holder received $26.75 less applicable withholding taxes. Certain stock options held by management of the Company were exchanged for options to purchase strips, consisting of nine Class A and one Class L common shares of Holdings (the “Rollover Options”). As the result of the above stock plan activities, $222 million of compensation expense, relating to the Merger, was recognized by the Company. This cost is reflected in “Transactions and related costs” expense for the thirty-nine week period ended October 29, 2005.

2005 Management Equity Plan

On July 21, 2005, Holdings’ Board of Directors adopted the 2005 Management Equity Plan (the “Plan”). This plan provides for the granting of stock options, Rollover Options as discussed above and restricted stock to executive officers and other key employees of Holdings and its subsidiaries. On adoption of the Plan, Holdings granted 2,232,753 options to purchase common strips, consisting of nine Class A and one Class L common shares of Holdings. In addition, Holdings allowed certain key executives to purchase restricted stock of Holdings totaling 78,319 shares at fair market value on the date of the purchase. During the thirteen-week period ended October 29, 2005, Holdings granted additional 126,933 options and allowed executives to purchase restricted stock totaling 8,972 shares at fair market value on the date of purchase. As of October 29, 2005, the total options granted were 2,359,686 and total restricted stock owned by key executives was 87,291.

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

The following table illustrates the effect on net loss had we applied the fair value recognition provision of SFAS 123:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net loss – as reported	$(126)	$(21)	$(526)	$(7)
Add: employee-related stock option compensation expense	—	1	142	3
Less: total employee-related stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	—	(4)	(22)	(15)
Net loss– pro forma	$(126)	$(24)	$(406)	$(19)

The weighted-average fair value at the date of grant for options granted in the thirteen weeks ended October 29, 2005 and October 30, 2004 was $6.32 and $5.71 per option, respectively. The weighted-average fair value at the date of grant for options granted in the thirty-nine weeks ended October 29, 2005 and October 30, 2004 was $5.85 per option and $4.96 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

As there were a number of options granted during the thirty-nine week periods ended October 29, 2005 and October 30, 2004, a range of assumptions is provided below:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Expected stock price volatility (1)	—	0.397	0.000 – 0.237	0.397 – 0.458
Risk-free interest rate	3.9% – 4.5%	3.7%	3.8% – 4.5%	2.7% – 3.9%
Weighted average expected life of options	5-7 years	5 years	5-7 years	5 years

(1)	Fair value is calculated using the minimum value method for the options granted after July 21, 2005.

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

15. Comprehensive (loss) earnings

Comprehensive (loss) earnings include net (loss) earnings as currently reported under generally accepted accounting principles, and other comprehensive (loss) earnings. Other comprehensive (loss) earnings consider the effect of additional economic events that are not required to be recorded in determining net (loss) earnings but rather are reported as a separate component of stockholders’ (deficit) / equity. Other comprehensive (loss) earnings include foreign currency translation adjustments, fluctuations in the fair market value of certain derivative financial instruments and minimum pension liability adjustments.

Comprehensive (loss) earnings, net of taxes, is comprised of:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Beginning balance	$(44)	$(74)	$(7)	$(64)
Period change:
Foreign currency translation adjustments	(1)	62	(48)	48
Unrealized (loss) gain on hedged transactions, net of tax	(3)	(6)	6	(2)
Minimum pension liability adjustment, net of tax	—	—	1	—

Ending balance:	$(48)	$(18)	$(48)	$(18)

16. Segments

Our reportable segments are Toys “R” Us-U.S., which operates toy stores in 49 states and Puerto Rico; Toys “R” Us-International, which operates, licenses or franchises toy stores in 30 foreign countries; Babies “R” Us, which operates stores in 39 states; Toysrus.com, our internet subsidiary; and Kids “R” Us, which operated stores in 15 states in 2003 and 2002, had limited activity during the first half of 2004, and had no activity during 2005.

A summary of operations by reportable segment is as follows:

($ in millions)	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales
Toys “R” Us – U.S.	$1,024	$1,149	$3,115	$3,264
Toys “R” Us – International	533	525	1,502	1,413
Babies “R” Us	521	473	1,566	1,418
Toysrus.com	79	67	205	171
Kids “R” Us (1)	—	—	—	28

Total net sales	$2,157	$2,214	$6,388	$6,294

Operating (loss) / earnings (2)
Toys “R” Us – U.S.	$(127)	$(79)	$(173)	$(233)
Toys “R” Us – International	17	15	(6)	6
Babies “R” Us	60	56	175	173
Toysrus.com (3)	(3)	(6)	(9)	(15)
Kids “R” Us (1)	—	(9)	(1)	(26)
Other (4), (5)	(19)	(8)	(475)	(103)
Restructuring and other charges	1	26	(4)	(19)
Contract settlement fees and other	—	—	(22)	—

Operating loss	(71)	(5)	(515)	(217)
Interest expense	(125)	(32)	(211)	(94)
Interest income	2	4	22	10

Loss before income taxes	$(194)	$(33)	$(704)	$(301)

(1)	Reflects the effect of our decision to close all of our free-standing Kids “R” Us stores, as previously announced on November 17, 2003.

(2)	Consolidated operating loss for the thirty-nine weeks ended October 30, 2004 reflects $157 million in inventory markdowns recorded during the second quarter of 2004 related to the Toys “R” Us – U.S., Toys “R” Us – International, and Kids “R” Us divisions of $132 million, $15 million, and $10 million, respectively.

(3)	Results for 2004 reflect a 20% minority interest. Beginning in the fourth quarter of 2004, Toys “R” Us, Inc. recognized 100% of the results of Toysrus.com.

(4)	Includes corporate expenses, the operating results of Toy Box, and the equity earnings of Toys “R” Us – Japan.

(5)	The increase in operating loss of $372 million in “other” for the thirty-nine weeks ended October 29, 2005 compared to the thirty-nine weeks ended October 30, 2004, reflected increased corporate expenses as well as increased bonus and stock compensation expenses primarily related to the Merger Transaction.

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

Amazon.com also provides certain website services for our on-line sports merchandise store (Sportsrus.com) that has been operating since September 2003. An unrelated third party handles order fulfillment for Sportsrus.com and a separate unrelated third party handles order fulfillment for Personalizedbyrus.com. Refer to Note 18 entitled “Litigation and legal proceedings” for Toysrus.com’s and the Company’s lawsuit against Amazon.com and its affiliated companies.

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

On May 21, 2004, we, Toysrus.com, LLC, our Internet subsidiary, and two other affiliated companies, filed a lawsuit against Amazon.com and its affiliated companies related to our strategic alliance with Amazon.com. The lawsuit was filed to protect our exclusivity rights in the toy, game, and baby products categories for the online e-commerce site on the Amazon.com platform. The complaint seeks injunctive and declaratory relief, monetary damages and contract rescission against Amazon.com. The suit was filed in the Superior Court of New Jersey, Chancery Division, Passaic County. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. This counterclaim seeks monetary damages in excess of $750 million and invokes contract termination rights. Stipulations and court rulings have reduced Amazon’s counterclaim to $5 million. We believe the counterclaim in any amount is without merit, and at this time, we do not anticipate that this lawsuit, or the subject matter thereof, will disrupt our ability to continue to offer products and services on our e-commerce sites, affect our guests and suppliers, or have any material effect on our financial condition or results of operations. The trial commenced on September 7, 2005, and, at the conclusion of the evidence, the matter was submitted to the court for decision on November 22, 2005.

19. Related party transactions

Transactions with the Sponsors – The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the Merger Transaction. Under the terms of the advisory agreement and effective as of July 21, 2005, we are obliged to pay the Sponsors an aggregate advisory fee of $3.75 million for the thirteen weeks ended October 29, 2005, and a fee for the portion of the quarter from the Merger Transaction date to the thirteen weeks ended July 30, 2005, of $0.4 million. There will be no advisory fee for the thirteen weeks ended January 28, 2006. The quarterly fee for the first fiscal quarter of 2006 will be $7.5 million, and the quarterly fees for the second, third, and fourth quarters of 2006 will be $3.94 million per quarter. Thereafter, the $15 million annual fee will increase five percent per year during the ten-year term of the agreement. In addition, upon consummation of the Merger Transaction, we paid the Sponsors a fee in the aggregate amount of $81 million for services rendered and out-of-pocket expenses in connection with the debt financing transactions described in Note 10 entitled “Seasonal financing and long-term debt.”

On August 29, 2005, an affiliate of Vornado Realty Trust acquired by assignment an aggregate of $150 million of the lenders’ rights and obligations under the Bridge Loan Agreement.

20. Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This statement replaces APB No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period’s financial statements of changes in accounting principle. The statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement shall be effective for accounting changes and correction of errors made in years beginning after December 15, 2005. We do not believe adoption of SFAS 154 will have a material effect on our financial position, cash flows or results of operations.

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

In December 2004, the FASB released Financial Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). The American Jobs Creation Act (the Act) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP 109-2 allows for time for enterprises beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. In January of 2005 we adopted a domestic reinvestment plan, and two of our foreign subsidiaries remitted cash dividends of $607 million to the United States. In conjunction with the repatriation we recorded a tax expense of $54 million based on current law. During the thirteen weeks ended July 30, 2005, in conformity with the Internal Revenue Service tax code as related to the one-time deduction, we recorded a benefit of $39 million representing a refund on taxes on the repatriation, and received the refund during thirteen weeks ended October 29, 2005.

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

Restatement

As disclosed in Note 4 to the condensed consolidated financial statements entitled “Restatement of financial statements for accounting for leases and leasehold improvements” we restated our previously issued financial statements for the fiscal years ended January 31, 2004 and February 1, 2003, the respective quarterly financial information, as well as the first three quarters of the fiscal year ended January 29, 2005, to reflect corrections in our accounting practices for leases and leasehold improvements. Consequently, our results as of and for the thirteen weeks and thirty-nine weeks ended October 30, 2004, as presented in our condensed consolidated financial statements, and the MD&A reflect the balances and amounts on a restated basis.

Our Business

The company generates sales, earnings, and cash flows by retailing specialty children’s products worldwide. We operate all of the “R” Us branded retail stores in the United States and Puerto Rico, as well as approximately 50% of the “R” Us branded retail stores internationally. Our reportable segments are Toys “R” Us – U.S., which operates toy stores in 49 states and Puerto Rico; Toys “R” Us – International, which operates, licenses or franchises stores in 30 foreign countries; our Babies “R” Us specialty baby-juvenile stores, which operates stores in 39 states; Toysrus.com, our Internet subsidiary; and Kids “R” Us, which had limited activity during the first half of 2004 and had no activity during 2005. As of October 29, 2005, there were 1,531 “R” branded retail stores operating in the following formats:

•	674 Toys “R” Us specialty toy stores throughout the United States which offer toy, baby-juvenile, and children’s clothing products;

•	634 international Toys “R” Us specialty toy stores, 15 of which are Babies “R” Us stores. Included in the 634 stores are 330 licensed or franchised stores; and

•	223 Babies “R” Us specialty baby-juvenile stores in the United States.

In addition, we sell merchandise through our Internet sites at www.toysrus.com, www.babiesrus.com, www.imaginarium.com, www.sportsrus.com, www.toysrus.ca, and www.personalizedbyrus.com.

Our Business Strategy, Challenges, and Risks

We focus on the following business strategies:

•	Toys “R” Us – U.S. - Through our Toys “R” Us stores, based upon net sales, we are the largest specialty retailer of toys in North America. In the U.S. toys and games market (including video game products), based upon net sales we are the second-largest toy retailer. We offer the most comprehensive selection of merchandise in the retail toy industry. By focusing on toys, we are able to provide customers with a comprehensive range of merchandise and vendors with a year-round distribution outlet for the broadest assortment of their products. We have commenced an evaluation of each of our stores by analyzing asset value and store profitability, as well as the strategic value of each store, its potential performance, and its fit within its respective regional portfolio. Following this evaluation, we could sell some Toys “R” Us – U.S. stores outright, sublease certain locations and convert others into Babies “R” Us stores.

•	Toys “R” Us – International - We believe that growth opportunities exist outside of the United States for the Toys “R” Us store and Babies “R” Us store formats. We also plan to open smaller format toy stores in Europe and expand the Babies “R” Us presence through standalone stores and increased space allocation within existing Toys “R” Us stores. We will continue the growth of our private label and exclusive brands to increase our margins and offer unique products to our customers. Our international division has wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom.

We intend to pursue opportunities that may arise in these and other countries. Net sales in foreign countries (excluding sales by licensees and franchisees) represented approximately 25% of consolidated net sales in 2004. Since October 30, 2004, 37 additional Toys “R” Us stores were opened internationally, of which six are operated by us and the rest are licensed or franchised. We plan to open approximately 16 stores internationally in the fourth quarter of 2005, and we estimate four will be operated by us. Included in the 16 projected openings are two stores for Toys “R” Us – Japan, of which one is a Babies “R” Us store and one is a Toys “R” Us store. Continued store openings are part of our overall International growth plan.

•	Babies “R” Us - Founded in 1996, Babies “R” Us is the largest specialty retailer of baby-juvenile products in the United States based on net sales and is the only specialty retailer in its category that operates on a national U.S. scale. Our focus on the baby-juvenile market allows us to offer the broadest range of baby-juvenile products and deliver a high level of customer service and product knowledge, which we believe is important to parents who are expecting and, or have, newborn children and helps to differentiate us from competitors. We opened 15 Babies “R” Us stores since October 30, 2004, including six in 2005. As part of our long-range growth plan, we plan to open approximately 75 new Babies “R” Us stores over the next five years, including approximately 15 to 20 stores in 2006.

•	Toysrus.com - We sell merchandise to the public via the Internet at www.toysrus.com, www.babiesrus.com www.toysrus.ca, www.imaginarium.com, www.sportsrus.com, and www.personalizedbyrus.com. We launched our e-commerce website in 1998. In order to provide better customer service and order fulfillment, we entered into a strategic alliance with Amazon.com and launched a co-branded toy store in 2000. Under the strategic alliance, this co-branded store offers toys and video games (www.toysrus.com), baby products (www.babiesrus.com), and learning and educational products (www.imaginarium.com) in the United States. Refer to Note 18 entitled “Litigation and legal proceedings” for Toysrus.com’s and the Company’s lawsuit against Amazon and its affiliated Companies. Our Internet sites provide the full range of our product offerings as well as other features, such as our Babies “R” Us baby registry and “wish lists.” Toysrus.com has become a fast-growing distribution channel for us, with more than 109 million site visits in 2004.

We believe the following are our principal challenges and risks, predominantly for the Toys “R” Us–U.S. division.

•	Increased competition – Our businesses operate in a highly and increasingly competitive retail market. We face strong competition from discount and mass merchandisers, national and regional chains and department stores, local retailers in the market areas we serve, and Internet and catalog businesses. We compete on the basis of selection, variety and availability of product, guest service, and price. Price competition in the United States toy retailing business continued to be intense during the 2004 holiday season. The leading discounters, such as Wal-Mart and Target, are estimated to account for approximately 45% of total sales in the United States toy market, and as their market shares continues to increase, we are likely to experience ongoing pricing pressures. We believe that success in this competitive environment can be achieved through enhancing the shopping experience for our guests, superior inventory management, strengthening brand loyalty, and competitive pricing. We also continue to focus on strengthening our relationships with our vendors.

•	Spending patterns and age compression – In recent years, toy sales have been negatively impacted by “age compression,” which is the acceleration of children leaving traditional play categories at increasingly younger ages for more sophisticated products such as cell phones, DVD players, CD players, MP3 devices, and other electronic products. The age compression pattern tends to decrease consumer demand for traditional toys. To the extent that we are unable to offer consumers more sophisticated products or that these more sophisticated items are also available at a wider range of retailers than our traditional competitors, our net sales and profitability could be detrimentally affected and we could experience excess inventories.

•	Video game business – The video game category is a significant merchandising category in worldwide toy store business. Over the course of a video cycle, from release of a video platform until the release of the next generation of video platforms, video games have tended to account for 10-20% of our domestic toy store net sales. The peak of the current cycle occurred in 2001 when video games represented more than 19% of domestic toy sales for the year. We have seen significant declines in sales in this category during the last several years, primarily as a result of price deflation on video game platforms released in 2001, as well as the impact of the maturation of this category. In addition, competition in the video game market has increased as the leading discounters, such as Wal-Mart and Target have expanded and specialty players, such as Best Buy, Electronics Boutique and Gamestop, have all experienced significant growth. Net sales of video merchandise for the thirty-nine weeks ended October 29, 2005 represented 11.8% of domestic toy sales versus 12.2% for the same period last year.

•	Seasonality – Our worldwide toy store business is highly seasonal with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 40% of the sales from our worldwide toy store business and a substantial portion of the operating earnings and cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. If less than satisfactory sales, operating earnings or cash flows from operations are achieved during the key fourth quarter, we may not be able to compensate sufficiently for the lower sales, operating earnings, or cash flows from operations during the first three quarters of the fiscal year. Our Babies “R” Us business is not significantly impacted by seasonality.

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

On July 21, 2005, the transaction was consummated by the Sponsors, along with a fourth investor, GB Holdings I, LLC (the “Fourth Investor”), an affiliate of Gordon Brothers, a consulting firm which is independent from and unaffiliated with the Sponsors and management, through a $6.6 billion merger of Acquisition Sub with and into the Company, with the Company being the surviving corporation in the merger (the “Merger”). The Sponsors and the Fourth Investor are collectively referred to herein as the “Investors.” Pursuant to the Merger Agreement, the former holders of the Company’s common stock, par value $.10 per share, received $26.75 per share, or approximately $5.9 billion. In addition, approximately $758 million was used, among other things, to settle our equity security units, and to cash out our warrants and options to purchase common stock, restricted stock and restricted stock units, fees and expenses related to the merger, and severance, bonuses and related payroll taxes. The merger consideration was funded through the use of the Company’s available cash, cash equity contributions from the Investors and the debt financings as described more fully below. We refer to the July 21, 2005 merger and recapitalization as the “Merger Transaction.”

The Merger Transaction has been accounted for as a recapitalization and accordingly, there was no change in the basis of the assets and liabilities of Toys “R” Us, Inc. Therefore, all operations of Toys “R” Us, Inc. prior to the Merger Transaction are reflected herein at their historical amounts.

For the thirty-nine weeks ended October 29, 2005, the fees and expenses related to the Merger Transaction and the related financing transactions principally consisted of advisory fees and expenses of $78 million, financing fees of $135 million, sponsor fees of $81 million, and other fees and expenses of $70 million. Of the $364 million of costs, approximately $163 million were expensed, $144 million as transaction related costs and $19 million as amortization of debt issuance cost, interest expense, and real estate taxes. The remaining amount of $201 million is capitalized debt issuance costs and other prepaid expenses in the amount of $199 million and $2 million, respectively, for the period ended October 29, 2005.

The allocations made to date between expense, capitalized debt issuance costs and prepaid expenses were based upon management’s best estimate (based on available information) and are subject to further revision, upon completion of management’s analysis.

The following transactions occurred in conjunction with the Merger Transaction on July 21, 2005:

•	On July 21, 2005, we, including Toys-Delaware, Toys “R” Us (Canada) Ltd / Toys “R” Us (Canada) Ltd, and certain other domestic subsidiaries entered into a $2.0 billion five-year secured revolving credit facility, carrying an annual interest rate of LIBOR plus 1.75%-3.75%, with a syndicate of financial institutions. The credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. The revolving credit facility also requires that Toys-Delaware maintain a minimum excess availability of $125 million, meaning that the borrowing base (generally consisting of specified percentages of eligible inventory, credit card receivables and certain real estate less any applicable availability reserves) must exceed the amount of borrowings under the credit facility by a minimum of $125 million. Pricing for the facility is tiered based on levels of excess availability.

As of October 29, 2005, we borrowed a total of $1.16 billion on this facility and had $165 million of letters of credit outstanding. On July 21, 2005, we cancelled our previous unsecured credit facility of $685 million, which had no outstanding balances.

Borrowings under this new credit facility are made and/or guaranteed by Toys-Delaware and certain of its subsidiaries and are secured by the tangible and intangible assets (with specified exceptions) of the borrowers, Babiesrus.com, LLC, Toysrus.com and certain subsidiaries of Toys-Delaware.

•	On July 21, 2005, we entered into a bridge loan agreement with a syndicate of financial institutions. Upon consummation of the Merger Transaction, Toys-Delaware became the borrower under this facility. The bridge loan agreement provides for a one-year term unsecured credit facility of $1.9 billion, carrying an annual interest rate of LIBOR plus 5.25%. Any outstanding bridge loans on July 21, 2006 (the “Conversion Date”) will be automatically converted into term loans with a six-year term (“Term Loans”). On and after the first anniversary of the Conversion Date, lenders collectively holding at least 51% of the Term Loans may elect to exchange their Term Loans for exchange notes, which will mature on July 21, 2012. As of October 29, 2005, we had borrowed the full amount of $1.9 billion on our bridge facility. The bridge facility is guaranteed by Toys “R” Us, Inc., certain subsidiaries of Toys-Delaware and certain other entities.

The bridge loan agreement contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations.

•	On July 21, 2005, Toys “R” Us (UK) Limited entered into a senior facilities agreement with a syndicate of financial institutions. Under the agreement, a $1.0 billion bridge facility and multi-currency revolving credit facilities in an amount of up to £95 million and €145 million, respectively, were made available to Toys “R” Us (UK) Limited and other European affiliates of Toys “R” Us (UK) Limited. The facilities are, to the extent legally possible, guaranteed by Toys “R” Us (UK) Limited’s immediate holding company, Toys “R” Us Europe, LLC and their respective material subsidiaries and secured by a lien over assets of the borrowers and guarantors under the facilities. The $1.0 billion bridge facility matures on July 21, 2006. If the borrowings outstanding under the bridge facility exceed $859 million at the maturity date, $283 million can be converted into a 5 1/2 year senior facility, and $576 million can be converted into six year senior facility. Any remaining borrowings in excess of $859 million would be due upon maturity. At October 29, 2005, the Company had classified $859 million of the $1.0 billion bridge facility as long-term debt because the Company intends to convert outstanding borrowings at maturity in excess of $859 million to senior secured facilities in accordance with the provisions disclosed above. The bridge facility has an annual interest rate of LIBOR plus 1.50% and/or EURIBOR plus 1.50%. As of October 29, 2005, we have borrowed the full amount of $1.0 billion on this facility. The multi-currency revolving credit facilities have a five year maturity and carry an annual interest rate of LIBOR plus 1.50% and/or EURIBOR plus 1.50%. During the thirteen weeks ended October 29, 2005, we entered into various swap agreements to hedge our exposure related to these facilities. Refer to Note 8 to the condensed consolidated financial statements, entitled “Derivative instruments and hedging activities.” Borrowings under the revolving credit facilities totaled $25 million as of October 29, 2005.

The bridge facility and multi-currency revolving credit facilities agreement contains covenants, including, among other things, covenants that restrict the ability of Toys “R” Us (UK) Limited, Toys “R” Us Europe, LLC, and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. In addition, for so long as the $1.0 billion bridge facility remains outstanding, Toys “R” Us Europe, LLC must comply with certain financial covenants, including requirements to maintain a ratio of consolidated EBITDA to net interest payable of not less than 2.0:1.0 and a ratio of consolidated total net debt to consolidated EBITDA of no greater than 6.5: 1.0. Following repayment of the bridge facility or conversion of the bridge into term loans, the minimum ratio of consolidated EBITDA to net interest payable required under the facility will increase and the maximum ratio of consolidated total net debt to consolidated EBITDA required under the facility will decrease. The initial measurement date for the financial covenants is January 28, 2006.

•	On July 21, 2005, certain of our indirect, wholly owned subsidiaries entered into mortgage loan agreements totaling $800 million, carrying annual weighted average interest rates of LIBOR plus 1.30%. Each of these loan agreements has a two-year term and provides for three one-year extensions at the election of the borrower. Direct and indirect interests in certain real property located in the United States secured the loans. As of October 29, 2005, we had $800 million outstanding on these loan agreements.

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

Results of Operations

($ in millions)
Consolidated Net Loss
13 Weeks Ended		39 Weeks Ended
October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
$(126)	$(21)	$(526)	$(7)

Consolidated net loss was $126 million for the thirteen weeks ended October 29, 2005 versus consolidated net loss of $21 million for the thirteen weeks ended October 30, 2004. For the thirty-nine weeks ended October 29, 2005, consolidated net loss was $526 million versus consolidated net loss of $7 million for the thirty-nine weeks ended October 30, 2004.

Consolidated net loss increased by $105 million for the thirteen weeks ended October 29, 2005, compared to the same period last year, primarily due to lower net sales of $57 million, higher interest expense of $93 million as a result of increased borrowings, and a change in restructuring expense of $25 million caused by the reversal of previously accrued restructuring expenses during the thirteen weeks ended October 30, 2004. These items were offset by an increase in the income tax benefit of $56 in the thirteen weeks ended October 29, 2005 versus the same period last year.

Consolidated net loss increased by $519 million for the thirty-nine weeks ended October 29, 2005, compared to the same period last year, primarily due to transaction and related costs of $402 million and higher interest expense of $117 million as a result of increased borrowings related to the Merger Transaction, lower income tax benefit of $116 million, and $22 million loss on the early extinguishment of debt and contract settlement fees. Consolidated net loss for the thirty-nine weeks ended October 29, 2005, compared to the same period last year, was reduced by an additional net sales of $94 million, comprised of sales increases of $271 million for the Toys “R” Us – International, Babies “R” Us, and Toysrus.com divisions and $177 million sales declines in Toys “R” Us – U.S. division and the closure of Kids “R” Us division. Net loss for the thirty-nine week period ended October 30, 2004, reflected the reversal of $200 million of previously accrued income tax reserves that had been established to cover tax related contingencies for the years 1997 to 1999.

Thirteen weeks and thirty-nine weeks selected operating highlights:

Net sales

	13 Weeks Ended				39 Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	Percentage Growth/(Decline)	% of Net sales	October 29, 2005	October 30, 2004	Percentage Growth/(Decline)	% of Net sales
Toys “R” Us – U.S.	$1,024	$1,149	(10.9)%	47.4%	$3,115	$3,264	(4.6)%	48.8%
Toys “R” Us – International	533	525	1.5%	24.7%	1,502	1,413	6.3%	23.5%
Babies “R” Us	521	473	10.1%	24.2%	1,566	1,418	10.4%	24.5%
Toysrus.com	79	67	17.9%	3.7%	205	171	19.9%	3.2%
Kids “R” Us (1)	—	—	—	—	—	28	(100)%	—

Total net sales	$2,157	$2,214	(2.6)%	100%	$6,388	$6,294	1.5%	100%

(1)	Reflects the effect of our decision to close all of our free-standing Kids “R” Us stores, as previously announced on November 17, 2003.

Divisional store count	October 29, 2005	October 30, 2004	Increase /(Decrease)
Toys “R” Us - U.S.	674	684	(10)
Toys “R” Us - International (1)	634	601	33
Babies “R” Us	223	208	15
Kids “R” Us	—	1	(1)

Total	1,531	1,494	37

(1)	Includes 304 wholly-owned and 330 joint venture and franchise stores as of October 29, 2005, and 301 wholly-owned and 300 joint venture and franchise stores as of October 30, 2004.

Comparable store net sales	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Toys “R” Us – U.S.	(8.9)%	(1.7)%	(3.8)%	(5.0)%
Toys “R” Us – International	0.4%	4.3%	2.7%	1.1%
Babies “R” Us	4.6%	0.5%	4.5%	2.3%

We include, in computing comparable store net sales, stores that have been open for 56 weeks (1 year and 4 weeks) from their “soft” opening date. Soft opening is typically two weeks prior to the grand opening.

Consolidated Net Sales

For the thirteen weeks ended October 29, 2005, consolidated net sales declined $57 million, or 2.6%, compared to the same period last year due to the decrease in comparable store net sales at our Toys “R” Us – U.S. division and was partially offset by comparable store net sales increases in our Babies “R” Us and International divisions as well as net sales increases in our Toysrus.com division. Foreign currency translation resulted in a $4 million increase in net sales for the thirteen weeks ended October 29, 2005. Excluding the effects of foreign currency translations, net sales declined $61 million, or 2.8%, for the thirteen weeks ended October 29, 2005, compared to the same period last year.

For the thirty-nine weeks ended October 29, 2005, consolidated net sales increased $94 million, or 1.5%, compared to the thirty-nine weeks ended October 30, 2004, due to the increase in comparable store net sales in our Babies “R” Us and International divisions and net sales increases in our Toysrus.com division, partially offset by comparable store net sales decreases in our Toys “R” Us – U.S. division. Foreign currency translation increased net sales by $39 million, and the closing of Kids “R” Us stores decreased net sales by $28 million. Excluding these amounts, net sales for the thirty-nine weeks ended October 29, 2005 increased $83 million, or 1.3%, compared to the same period in 2004.

Toys “R” Us – U.S.

Net sales for the Toys “R” Us – U.S. division decreased $125 million, or 10.9%, and $149 million, or 4.6%, for the thirteen weeks and thirty-nine weeks ended October 29, 2005, respectively compared to the same periods last year. For the thirteen weeks and the thirty-nine weeks ended October 29, 2005, comparable store net sales at our Toys “R” Us – U.S. division declined 8.9% and 3.8%, respectively. Net sales declines were the result of a soft overall retail environment and the closure of ten toy stores in the U.S. Video net sales declined 29% and 7.5% for the thirteen weeks and thirty-nine weeks ended October 29, 2005, respectively, compared to the same periods last year, mainly as a result of anticipated softness before the release of new significant platforms, like X-Box 360 and PlayStation 3, in the fourth quarter of 2005 and during 2006 fiscal year. In addition, three hurricanes impacted third quarter 2005 store performance in the Southeast, accounting for approximately $7 million of the net sales decline.

Toys “R” Us – International

Net sales for the International division increased $8 million, or 1.5%, for the thirteen weeks ended October 29, 2005, compared to the thirteen weeks ended October 30, 2004. For the thirty-nine weeks ended October 29, 2005, net sales for the International division increased $89 million, or 6.3%, compared to the thirty-nine weeks ended October 30, 2004. Excluding the effects of $4 million and $39 million of foreign currency translation for the thirteen weeks and thirty-nine weeks ended October 29, 2005, respectively, net sales for the International division increased $4 million, or 0.8%, and increased $50 million, or 3.5%, for the thirteen weeks and thirty-nine weeks ended October 29, 2005. The increase in net sales was driven by increases in comparable store net sales for the thirteen weeks and the thirty-nine weeks ended October 29, 2005 of 0.4%, and 2.7%, respectively, and also from strong net sales in consumer electronics, learning, and juvenile products as well as the opening of 33 additional international stores, including three additional wholly owned stores since the period ended October 30, 2004.

Babies “R” Us.

Babies “R” Us net sales increased $48 million, or 10.1%, for the thirteen weeks ended October 29, 2005 versus the thirteen weeks ended October 30, 2004. For the thirty-nine weeks ended October 29, 2005, Babies “R’ Us net sales increased $148 million, or 10.4%, compared to the thirty-nine weeks ended October 30, 2004. The increase in net sales was driven by a 4.6% increase in comparable store net sales for the thirteen weeks and a 4.5% increase in comparable store net sales for the thirty-nine weeks ended October 29, 2005, as well as the contribution of approximately $90 million in net sales from the addition of 15 new stores since October 30, 2004. For the thirteen weeks and thirty-nine weeks ended October 29, 2005, the bedding and gifts categories have had double digit net sales increases and most juvenile category items have increased in the high single digits when compared to the same period last year. The net sales increase was also driven by the impact of September and October advertising catalog and strong apparel and diaper/formula sales towards the end of the quarter.

Toysrus.com

Net sales for the thirteen weeks ended October 29, 2005 increased $12 million, or 17.9%, compared to the thirteen weeks ended October 30, 2004. The net sales increase was driven by an approximately 12% growth in total orders and a 5% increase in average order dollar value, as well as a 27% growth in baby product sales, and a 17% growth in toy sales, and was partially offset by a 14% decline in video game sales.

Net sales for the thirty-nine weeks ended October 29, 2005 increased by $34 million, or 19.9%, versus the thirty-nine weeks ended October 30, 2004. The net sales increase was primarily due to a 15% increase in total orders and a 4% increase in the average order dollar value, as well as a 25% increase in baby product sales, and a 21% growth in toy sales and was partially offset by an 8% decline in video game sales.

Cost of Sales and Gross Margin

	Gross Margin				Gross Margin as a percentage of Net Sales
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Toys “R” Us – U.S.	$268	$344	$936	$932	26.2%	29.9%	30.0%	28.6%
Toys “R” Us – International	203	198	570	525	38.1%	37.7%	37.9%	37.2%
Babies “R” Us	200	180	592	538	38.4%	38.1%	37.8%	37.9%
Toysrus.com	23	19	64	50	29.1%	28.4%	31.2%	29.2%
Kids “R” Us (1)	—	(2)	—	3	—	n/a	—	10.7%

Total Gross Margin	$694	$739	$2,162	$2,048	32.2%	33.4%	33.8%	32.5%

(1)	Reflects the effect of our decision to close all of our free-standing Kids “R” Us stores, as previously announced on November 17, 2003.

The following costs are included in “Cost of Sales:”

•	The cost of acquired merchandise from vendors;

•	Freight in;

•	Markdowns;

•	Provision for inventory shortages; and

•	Credits and allowances from our merchandise vendors.

Consolidated Gross Margin

Consolidated gross margin, as a percentage of net sales for the thirteen weeks and thirty-nine weeks ended October 29, 2005, decreased 1.2 percentage points, or $45 million, and increased 1.3 percentage points, or $114 million, respectively, compared to the same periods last year. Gross margin for the thirty-nine week period ended October 30, 2004 included $157 million in inventory markdowns. Excluding the impact of the $157 million inventory markdowns, gross margin as a percentage of net sales decreased 1.2 percentage points, or $43 million, for the thirty-nine weeks ended October 29, 2005, compared to the same period last year.

The decrease in gross margin for the thirteen weeks and thirty-nine weeks ended October 29, 2005, compared to the same periods last year, was attributable to increased price competitiveness and increased promotions and markdowns to maintain inventory quality.

Toys “R” Us – U.S.

Gross margin as a percentage of net sales for the thirteen weeks and thirty-nine weeks ended October 29, 2005 decreased 3.7 percentage points, or $76 million, and increased 1.4 percentage points, or $4 million, respectively, compared to the same periods last year.

Gross Margin for the thirty-nine week period ended October 30, 2004, included a special $132 million unfavorable charge related to an initiative to liquidate selected older store inventory. For the thirty-nine weeks ended October 29, 2005, gross margin as a percentage of net sales decreased 2.6 percentage points compared to the gross margin, excluding the impact of the inventory initiative, for the same period last year. Excluding the unfavorable impact of this initiative, gross margin for the thirty-nine weeks ended October 30, 2004 was 32.6%.

The decrease in gross margin as a percentage of net sales for the thirteen weeks ended October 29, 2005, compared to the same period last year, was driven by increased markdowns for a clearance event to maintain inventory quality , contributing 3.1 percentage points to the decline. Improvement in initial margin, due to a favorable product mix, partially offset the markdown impact.

The decrease in gross margin as a percentage of net sales for the thirty-nine weeks ended October 29, 2005, compared to the same period last year, was due to a decline in initial margin of 0.8 percentage points resulting from product mix, lower vendor allowances of 0.5 percentage points and increased markdowns in response to a competitive pricing environment which contributed 1.2 percentage points.

Toys “R” Us – International

Gross margin as a percentage of net sales for the thirteen weeks and thirty-nine weeks ended October 29, 2005 increased 0.4 percentage points, or $5 million, and 0.7 percentage points, or $45 million, respectively, compared to the same periods last year.

Gross margin for the thirty-nine week period ended October 30, 2004 included inventory markdowns of $15 million. The inventory markdowns negatively impacted margins by 1.0 percentage points for the thirty-nine weeks ended October 30, 2004. Excluding the effect of inventory markdowns in 2004, gross margin as a percentage of net sales for the International division decreased 0.3 percentage points, but increased in absolute dollar value by $30 million, for the thirty-nine weeks ended October 29, 2005, compared to the same period last year.

The increase in gross margin as a percentage of net sales for the thirteen weeks ended October 29, 2005, compared to the same period last year was primarily due to shifts in mix from lower margin product and changes in promotional activities.

The decrease in gross margin, excluding the impact of inventory markdowns, as a percentage of net sales for the thirty-nine weeks ended October 29, 2005 compared to the same period last year was primarily due to increased promotions to drive customer traffic and stronger sales mix of lower margin consumer electronics products.

Babies “R” Us

Gross margin as a percentage of net sales for the thirteen weeks and thirty-nine weeks ended October 29, 2005 increased 0.3 percentage points, or $20 million and decreased 0.1 percentage points, but increased in absolute dollars by $54 million, compared to the same periods last year.

The increase in gross margin as a percentage of net sales for the thirteen weeks ended October 29, 2005 was primarily due to lower promotional markdowns required to drive sales.

The decrease in gross margin as a percentage of net sales for the thirty-nine weeks ended October 29, 2005 was due to an increased response to promotional events in the first half of the year.

Toysrus.com

Gross margin as a percentage of net sales for the thirteen weeks and thirty-nine weeks ended October 29, 2005 increased 0.7 percentage points, or $4 million, and 2.0 percentage points, or $14 million, respectively, compared to the same periods last year.

The increase in gross margin as a percentage of net sales for the thirteen and thirty-nine weeks ended October 29, 2005, compared to the same period last year, was due primarily to a favorable shift of business from lower margin video game products to higher margin baby and toy products, as well as lower markdowns due to improved inventory management.

Selling, General and Administrative Expenses (SG&A)

	SG&A				SG&A Percentage of Net sales
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Toys “R” Us Consolidated	$678	$682	$1,980	$1,986	31.4%	30.8%	31.0%	31.6%

The following are the types of costs included in SG&A expenses:

•	Store payroll and related payroll benefits;

•	Rent and other store operating expenses;

•	Advertising expenses;

•	Costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and

•	Other corporate-related expenses.

Consolidated SG&A expenses, as a percentage of net sales, increased 0.6 percentage points, but decreased in absolute dollars by $4 million and decreased 0.6 percentage points, or $6 million for the thirteen weeks and thirty-nine weeks ended October 29, 2005, respectively, compared to the same periods last year.

The increase in SG&A expenses as a percentage of net sales for the thirteen weeks ended October 29, 2005, compared to the same period last year, was partially due to increases in Toys “R” Us division’s SG&A expenses, including a $17 million insurance deductible related to hurricane Katrina, offset by decreases in advertising and payroll expenses. SG&A expenses of Babies “R” US division were also higher, including $1 million insurance deductible, and $5 million increase in distribution center costs.

The decrease in SG&A expenses as a percentage of net sales for the thirty-nine weeks ended October 29, 2005, compared to the same period last year, was partially due to the decrease in Toys “R” Us division’s SG&A expenses, including savings in advertising, payroll expenses and overhead charges and was partially offset by increases in rent charges and Babies “R” Us division’s higher distribution center and store support center costs. Fixed expenses were leveraged by large sales increases in the Toysrus.com division, further resulted in a decrease in SG&A as a percentage of sales.

Transaction and related costs

We recorded expenses of $2 million and $402 million for the thirteen-week and thirty-nine week periods ended October 29, 2005, respectively. During the thirteen weeks ended October 29, 2005, we revised our estimates for transaction and related expenses and recorded an additional $2 million legal expenses. For the thirty-nine weeks ended October 29, 2005, these costs reflect $144 million of expenses related to the Merger transaction, compensation expenses associated with the Merger Transaction related to stock options and restricted stock of $222 million, as well as severance, bonuses and related payroll taxes of $36 million.

The amounts recorded in the financial statements as well as the allocations between expenses and capitalized debt service costs, represent management’s best estimate based on available information.

Contract settlement fees and other

Contract settlement fees and other was $22 million for the thirty-nine weeks ended October 29, 2005. This amount reflected the loss on early extinguishment of debt of $7 million related to the purchase of the notes associated with our equity security units and a contract settlement fee of $15 million related to the early termination of our synthetic lease of our Global Store Support Center in Wayne, New Jersey.

Interest expense

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Toys “R” Us Consolidated	$125	$32	$211	$94

Interest expense, as a percentage of net sales, increased 4.3 percentage points, or $93 million, for the thirteen weeks ended October 29, 2005 compared to the thirteen weeks ended October 30, 2004.

Interest expense, as a percentage of net sales, increased 1.8 percentage points, or $117 million, for the thirty-nine weeks ended October 29, 2005 compared to the thirty-nine weeks ended October 30, 2004.

The increase in interest expense for both the thirteen and thirty-nine weeks ended October 29, 2005 was primarily due to the substantial increases of borrowings as a result of the merger transaction as well as increased short-term interest rates on our floating debt.

As a result of the substantial borrowings we entered into as a part of the Merger Transaction, we anticipate that interest expense will be substantially higher in future fiscal periods than in the thirty-nine weeks ended October 29, 2005.

Interest income

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Toys “R” Us Consolidated	$2	$4	$22	$10

Interest income, as a percentage of net sales, decreased 0.1 percentage points, or $2 million for the thirteen weeks ended October 29, 2005 compared to the thirteen weeks ended October 30, 2004.

Interest income, as a percentage of net sales, increased 0.2 percentage points, or $12 million for the thirty-nine weeks ended October 29, 2005 compared to the thirty-nine weeks ended October 30, 2004.

The decrease in interest income for the thirteen weeks ended October 29, 2005 was a result of decreased average cash balances, and was partially offset by higher interest rates on our investments.

The increase in interest income for the thirty-nine weeks ended October 29, 2005 was a result of both increased average cash balances and higher interest rates on our investments.

Taxes

During the thirteen weeks ended October 29, 2005, and October 30, 2004, the effective tax rates were 35% and 36%, respectively. The decrease in the effective tax rate was primarily due to net tax charges of $14 million associated with non-deductible expenses and was partially offset by tax benefits of $21 million related to the re-evaluation of deferred tax assets and liabilities.

During the thirty-nine weeks ended October 29, 2005, and October 30, 2004, the effective tax rates were 25% and 98%, respectively. The decrease in the effective tax rate was primarily due to net tax charges of $54 million associated with non-deductible expenses, $29 million related to the re-evaluation of deferred tax assets and liabilities, $50 million associated with incremental taxes on previously un-repatriated earnings and was partially offset by tax benefits of $39 million related to the tax benefit associated with section 965 technical clarification and $9 million related to changes in estimates of tax contingencies.

We expect our effective tax rate to be approximately 16% in fiscal 2005. Throughout the year, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

Restructuring and Other Charges

On August 11, 2004, we announced our intention to restructure our Global Store Support Center operations in Wayne, New Jersey. As a result, we recorded termination costs of $21 million associated with this action during 2004. Of these total charges, $13 million were recorded in restructuring and other charges, and charges of $8 million were recorded in selling, general and administrative expenses, comprised of $2 million for payroll-related costs and $6 million for stock option compensation charges resulting from modifications to stock option agreements for severed executives. During the thirteen weeks ended October 29, 2005, we recorded no additional stock option compensation charges. For the thirty-nine week period ended October 29, 2005, we recorded $6 million of charges, comprised of $1 million for severance, recorded in restructuring and other charges, and $5 million for stock option compensation charges, recorded in selling, general and administrative expenses. As of October 29, 2005, $4 million of reserves for termination costs remained to complete this initiative.

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

We reversed $1 million of charges for the disposition of the other Kids “R” Us stores during the thirteen weeks ended October 29, 2005. For the thirty-nine weeks ended October 29, 2005, we recorded $3 million for the disposition of the other Kids “R” Us stores. Charges for the thirty-nine weeks ended October 29, 2005, included a loss of $1 million on the sale of property, $1 million related to lease commitments and $1 million of vacancy-related costs. We expect to record additional charges for the accretion of interest related to vacancy costs for closed facilities until their disposition. Charges in connection with these initiatives may be subject to revision for changes in estimates.

In 2001, we recorded net charges of $184 million to close 27 Toys “R” Us stores and 37 Kids “R” Us stores. During the thirty-nine week period ended October 29, 2005 we reversed $1 million of accruals that we determined were no longer needed. We had no restructuring activity relating to this initiative for the thirteen weeks ended October 29, 2005.

In 1998 and 1995, we announced strategic initiatives to reposition our worldwide business. These included charges primarily for long-term lease commitments that will be utilized in 2005 and thereafter. We recorded no additional charges during the thirteen-week ended October 29, 2005. For the thirty-nine week period ended October 29, 2005, we recorded additional charges of $1 million resulting from adjustments to lease reserves.

Refer to Note 5 to the condensed consolidated financial statements entitled “Restructuring and other charges” for a further discussion about our restructuring initiatives.

Liquidity and Capital Resources

	39 Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004
Toys “R” Us Consolidated
Net cash used in operating activities	$(987)	$(711)
Net cash provided by investing activities	730	339
Net cash used in financing activities	(611)	(492)
Effect of exchange rate fluctuations on cash	(40)	22

Net decrease in cash and equivalents	(908)	(842)

Overview

Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is received for the holiday selling season. In general, our primary uses of cash are financing construction of new stores, remodeling the existing stores, debt servicing, completing restructuring initiatives and providing for working capital, which principally represents the purchase of inventory.

We have been able to meet our cash needs principally by using cash on hand, cash flows from operations, our variable rate revolving credit facilities and the multicurrency revolving facilities.

Additionally, we have lines of credit with various banks to meet certain of the short-term financing needs of our foreign subsidiaries. At October 29, 2005, we had an unused amount of $840 million on our Secured Revolving Credit Facility and a total of $319 million on our Multi-Currency Revolving Credit Facilities (95 million British Pounds and 145 million Euro). As of July 21, 2005, we cancelled our previous unsecured $685 million credit facility.

We believe that cash generated from operations, along with our existing cash and revolving credit facilities, will be sufficient to fund our expected cash flow requirements, and planned capital expenditures for at least the next 12 months. In addition, we will consider additional sources of financing to fund our long-term growth.

During the thirty-nine weeks ended October 29, 2005, we made significant changes to our debt structure. These changes are summarized above in the section entitled “The Merger Transaction” and in Notes 2, 3, and 10 to the condensed consolidated financial statements entitled “Merger and recapitalization,” “Certain effects of the Merger Transaction,” and “Seasonal financing and long-term debt,” respectively.

Cash Flows used in Operating Activities

During the thirty-nine weeks ended October 29, 2005, operating activities used $987 million in cash flow as compared to $711 million used by operating activities during the thirty-nine weeks ended October 30, 2004. Cash flow used by operating activities increased $276 million during the thirty-nine weeks ended October 29, 2005 due primarily to the increased net loss as a result of transaction costs related to the Merger, increased interest payments on new borrowings we entered into as a part of the Merger, decline in the income tax benefit, and losses on early extinguishment of debt and contract settlement fees. The increase in cash used in operating activities was also attributable to the increased working capital used primarily to build our merchandise inventory levels in the preparation of fourth quarter holiday sales, and the opening of 12 new stores in fiscal 2005.

Cash Flows provided by Investing Activities

Net cash provided by investing activities was $730 million for the thirty-nine weeks ended October 29, 2005 compared to $339 million for the thirty-nine weeks ended October 30, 2004. Net cash provided by investing activities for the thirty-nine weeks ended October 29, 2005 increased primarily due to proceeds from the sale of $953 million of our short-term investments. This was partially offset by the increased year to date Capital expenditures, net of dispositions, of $227 million. Capital expenditures in fiscal 2005 included the expenses related to the opening of 6 new Babies “R” Us stores in the United States, 6 new wholly-owned International toy stores, including 4 in Europe and 2 in Canada and $112 million payment to purchase Wayne HQ facilities.

Cash Flows used in Financing Activities

Net cash used in financing activities was $611 million for the thirty-nine weeks ended October 29, 2005 compared to net cash used in financing activities of $492 million for the thirty-nine weeks ended October 30, 2004. Financing activities for the thirty-nine weeks ended October 29, 2005 reflect the proceeds from our long-term debt borrowings of $4,801 million, our short-term debt borrowings of $325 million, capital contributions by our affiliates of $1,279 million, total proceeds of $107 million related to the issuance of common stock and the exercise of stock options. These cash inflows were offset by the repurchase of common stock under the Merger Transaction of $5,891 million, debt repayments of $664 million, repurchase of options and restricted stock of $225 million, early settlement of our equity security units of $130 million, and capitalized debt issuance costs of $213 million.

Planned Financing Activities

We anticipate, during December 2005, TRU 2005 RE Holding Co. I, LLC (the “Borrower”), our wholly-owned indirect subsidiary, shall enter into a loan agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch, as the administrative agent (“Administrative Agent”) and the lenders that are parties thereto from time to time (the “Lenders”) pursuant to which the Lenders will loan to Borrower approximately $1.3 billion (the “Loan”). The Loan will have an interest rate of either (a) 3.00% plus LIBOR or (b) 2.00% plus the higher of (i) 0.50% in excess of the overnight Federal funds rate or (ii) the prime lending rate. The Credit Agreement will have a three-year term and will provide for two one-year extensions at the election of the Borrower. The Loan will be fully guaranteed by four wholly-owned direct subsidiaries of Borrower (collectively, the “Guarantors”): Wayne Real Estate Company, LLC, MAP Real Estate, LLC, TRU 2005 RE I, LLC, and TRU 2005 RE II Trust. The Guarantors own primarily, Toys “R” Us and Babies “R” Us stores, which are net leased to Toys “R” Us-Delaware, Inc. (“Toys Delaware”). None of the Borrower or the Guarantors is a subsidiary of Toys Delaware.

The Loan will be secured in part by certain cash accounts and contract rights. The Credit Agreement will contain covenants, including, among other things, covenants that restrict the ability of the Borrower or the Guarantors to create or permit liens on assets, incur additional indebtedness, modify or terminate the lease with Toys Delaware or engage in mergers or consolidations. In addition, these covenants will restrict certain transfers of, and the creation of liens on, direct or indirect interests in Borrower and the Guarantors. The proceeds will be used to repay approximately $900 million of our Unsecured Bridge Facility, $285 million of our Secured Revolving Credit Facility and the remainder will be used to fund reserves and pay financing fees.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of operating leases related to real estate used in the operation of our business, and long-term debt. Below are the operating leases and principal amounts due under long-term debt issuances, as well as other obligations:

Contractual Obligations as of October 29, 2005

	Payments Due By Period
($ in millions)	2005	2006 – 2007	2008 – 2009	2010 and thereafter	Total
Operating leases (a)	$229	$624	$549	$1,406	$2,808
Less: sub-leases to third parties	21	45	31	68	165

Net operating lease obligations	208	579	518	1,338	2,643
Capital lease obligations	1	9	3	—	13
Interest Payments (b)	121	833	732	1,097	2,783
Long-term debt	171	1,106	17	5,443	6,737
Purchase obligations (c)	1,369	—	—	—	1,369
Guarantees (d)	—	12	12	90	114
Other (e)	110	143	115	57	425

Total contractual obligations	$1,980	$2,682	$1,397	$8,025	$14,084

(a)	Does not includes the synthetic lease obligation for our Global Store Support Center facility in Wayne, New Jersey, which was purchased during the thirteen weeks ended July 30, 2005, as described in further detail in the “Off-Balance Sheet Arrangements” section below.

(b)	$2.8 billion of debt was subject to fixed interest rates and 3.9 billion of debt was subject to variable interest rates. The interest payments in the table for $3.9 billion of debt were based on the indexed interest rates in effect at October 29, 2005.

(c)	Purchase obligations consist primarily of open purchase orders for merchandise that are not included in our consolidated balance sheet as of October 29, 2005. Certain of these open purchase orders allow us to cancel the order without recourse.

(d)	We are the guarantor of various loans to Toys “R” Us – Japan from third parties in Japan. For further details see Note 7 to the condensed consolidated financial statements entitled “Investment In Toys “R” Us – Japan.”

(e)	Includes minimum royalty obligations, pension obligations, risk management liabilities, and other general obligations.

Credit Ratings

On October 21, 2005 Standard & Poor’s revised our corporate credit rating to B-, a two-level downgrade from our previous rating of B+. On October 17, 2005, Moody’s revised our corporate credit rating to B2, a one-level downgrade from our previous rating of B1. These current ratings are considered non-investment grade. Our current ratings are as follows:

	Moody’s	Standard and Poor’s
Long-term debt	B2	B-
Outlook	Negative	Stable

Other credit ratings for our debt are available; however, we have presented only the ratings of the two largest nationally recognized statistical rating organizations.

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

We are the guarantor of 80% of a 10 billion yen ($86 million) loan to Toys “R” Us – Japan from a third party in Japan. We also guarantee 80% of three installment loans totaling 6.5 billion yen ($56 million) to Toys “R” Us – Japan from a third party in Japan. See Note 7 to the condensed consolidated financial statements entitled “Investment In Toys “R” Us – Japan” for a further discussion on these guarantees.

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

A summary of significant accounting policies and a description of accounting policies that we believe critical may be found in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, in the “Critical Accounting Policies” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are faced with interest rate risks resulting from interest rate fluctuations. We have a variety of fixed and variable rate debt instruments. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt. A change in interest rates on fixed rate debt does not impact the fair value of debt, earnings or cash flow. At October 29, 2005, the company had variable rate debt instruments totaling $3.9 billion. A 1% increase in interest rates would have an unfavorable annualized impact on pre-tax earnings of $39 million and a 1% decrease in interest rates would have a favorable annualized impact on pre-tax earnings of $39 million in 2005. Refer to Notes 8 and 10 to the condensed consolidated financial statements entitled “Derivative instruments and hedging activities” and “Seasonal financing and long-term debt”, respectively, for further details.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (October 29, 2005), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (October 29, 2005).

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On May 21, 2004, we, Toysrus.com, LLC, our Internet subsidiary, and two other affiliated companies, filed a lawsuit against Amazon.com and its affiliated companies related to our strategic alliance with Amazon.com. The lawsuit was filed to protect our exclusivity rights in the toy, game, and baby products categories for the online e-commerce site on the Amazon.com platform. The complaint seeks injunctive and declaratory relief, monetary damages and contract rescission against Amazon.com. The suit was filed in the Superior Court of New Jersey, Chancery Division, Passaic County. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. This counterclaim seeks monetary damages in excess of $750 million and invokes contract termination rights. Stipulations and court rulings have reduced Amazon’s counterclaim to $5 million. We believe the counterclaim in any amount is without merit, and at this time, we do not anticipate that this lawsuit, or the subject matter thereof, will disrupt our ability to continue to offer products and services on our e-commerce sites, affect our guests and suppliers, or have any material effect on our financial condition or results of operations. The trial commenced on September 7, 2005, and, at the conclusion of the evidence, the matter was submitted to the court for decision on November 22, 2005.

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

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Adjustments to Performance Sales Targets for Third Quarter of Fiscal Year 2005. On December 2, 2005, the Executive Committee of the Board of Directors of Toys “R” Us, Inc. adjusted the performance goals for the third quarter of fiscal year 2005 as a result of stores closed during this quarter resulting from Hurricane Katrina, by crediting assumed sales for all locations that were closed, using the three-week pre-Katrina sales trend, adjusted by the three-week post-Katrina national average sales trend to budget. These adjusted sales targets will be used in connection with the calculation of bonuses that will be paid to incentive-eligible employees of the Company, including executive officers.

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

TOYS “R” US, INC. (Registrant)

Date: December 8, 2005	/s/ RAYMOND L. ARTHUR
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