Form 10-K
period 2006-01-28
TOYS R US INC
filed 2006-04-28
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

Commission file number 1-11609

TOYS “R” US, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3260693
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Geoffrey Way Wayne, New Jersey	07470
(Address of principal executive offices)	(Zip code)

(973) 617-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) or 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of January 28, 2006 there were outstanding 1,000 shares of common stock of Toys “R” Us, Inc. (all of which are owned by our holding company and are not publicly traded).

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases. These statements discuss, among other things, our strategy, store openings and renovations, future financial or operational performance, anticipated cost savings, results of store closings and restructurings, anticipated domestic or international development, future financings, and other goals and targets. These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of our business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, our dependence on key vendors for our merchandise, domestic and international events affecting the delivery of toys and other products to our stores, economic, political and other developments associated with our international operations, existence of adverse litigation and risks, uncertainties and factors set forth under “Item 1A. Risk Factors” and in our reports and documents filed with the Securities Exchange Commission. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

PART I

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, as used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries. Based on sales, we are the largest specialty retailer of toys in the United States and Puerto Rico, and the only national specialty retailer of baby-juvenile products in the United States. As of January 28, 2006, our business consists of 671 Toys “R” Us stores in the United States, 230 Babies “R” Us specialty baby-juvenile stores in the United States and 641 international stores in 31 countries, of which 625 are Toys “R” Us stores and 16 are Babies “R” Us stores. Included in the 641 international stores are 336 licensed or franchised stores. Toysrus.com, our Internet subsidiary, sells merchandise on the Internet through www.toysrus.com, www.babiesrus.com, www.imaginarium.com, www.sportsrus.com, and www.personalizedbyrus.com in the United States and www.toysrus.ca in Canada. Toys “R” Us, Inc. is incorporated in the state of Delaware.

Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K reports on our last three fiscal years ended as follows: for the fiscal year ended January 28, 2006 (our 2005 fiscal year end), for the fiscal year ended January 29, 2005 (our 2004 fiscal year end), and for the fiscal year ended January 31, 2004 (our 2003 fiscal year end). References to 2005, 2004 and 2003 are to our fiscal years unless otherwise specified or the context otherwise requires.

Our retail business began in 1948 when founder Charles Lazarus opened a baby furniture store, Children’s Bargain Town, in Washington, D.C. The Toys “R” Us name made its debut in 1957. Since inception, Toys “R” Us has built its reputation as a leading consumer destination for toys and children’s products, including apparel. We opened our first Babies “R” Us stores in 1996, expanding our presence into the specialty baby-juvenile market. Based on sales, we are among the market share leaders in most of the largest markets in which Toys “R” Us retail stores operate, including the United States and United Kingdom. We attribute our market-leading positions in the toy and baby-juvenile markets to our broad product offerings, our highly recognized brand names, our substantial scale and geographic footprint, and our strong vendor relationships.

Merger Transaction

We were acquired on July 21, 2005 by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co., L.P. (“KKR”), and Vornado Realty Trust (collectively, the “Sponsors”), along with a fourth investor, GB Holdings I, LLC (the “Fourth Investor”), an affiliate of Gordon Brothers, a consulting firm that is independent from and unaffiliated with the Sponsors and management. The acquisition was consummated through a $6.6 billion merger of the Company into Global Toys Acquisition Merger Sub, Inc. (“Acquisition Sub”) with the Company being the surviving corporation in the merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated as of March 17, 2005 (the “Merger Agreement”), among the Company, Global Toys Acquisition, LLC (“Parent”) and Acquisition Sub. The Sponsors and the Fourth Investor are collectively referred to herein as the “Investors.”

Under the Merger Agreement, the former holders of the Company’s common stock, par value $0.10 per share, received $26.75 per share, or approximately $5.9 billion. In addition, approximately $766 million was used, among other things, to settle our equity security units, and our warrants and options to purchase common stock, restricted stock and restricted stock units, fees and expenses related to the Merger, and severance, bonuses and related payroll taxes. The merger consideration was funded through the use of the Company’s available cash, cash equity contributions from the Investors and the debt financings as described more fully below. We refer to the July 21, 2005 Merger and recapitalization as the “Merger Transaction.” Please refer to the section entitled “Merger Transaction” under Item 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Note 2 to our Consolidated Financial Statements entitled “MERGER TRANSACTION” for further details.

Toys “R” Us – U.S.

Through our Toys “R” Us stores, based on sales, we are the largest specialty retailer of toys in the United States and Puerto Rico. In the U.S. toys and video game products market, based on sales, we were the second-largest toy retailer in 2005. We offer the most comprehensive selection of merchandise in the retail toy industry. By focusing on toys, we are able to provide customers with a comprehensive range of merchandise and vendors with a year-round distribution outlet for the broadest assortment of their products. Our product offerings include toys, plush, games, bicycles, sporting goods, VHS and DVD movies, electronic and video games, small pools, books, educational and development products, clothing, infant and juvenile furniture, and electronics, as well as educational and entertainment computer software for children. A typical Toys “R” Us store currently has year-round between 8,000 and 10,000 items, which we believe is nearly twice the number of items offered by mass merchandisers or other specialty stores that sell toys.

We seek to differentiate ourselves from competitors in several key areas, including product selection, product presentation, service, in-store experience, and marketing. In the last several years, we have taken a number of actions in our attempt to strengthen our franchise. These actions included:

•	Enhancing our product offering and adding more exclusive products to our mix;

•	Renovating our toy store base in the United States to freshen our stores and enhance the shopping experience;

•	Adding an Imaginarium learning and educational toy boutique to all domestic toy stores; and

•	Reorganizing our store management teams into merchandise “Worlds” and improving customer service.

Operations

As of January 28, 2006, we operated 671 toy stores in the United States, including 419 combo stores, which combine our toy offering with approximately 5,500 square feet of children’s apparel. Our extensive experience in retail site selection has resulted in a portfolio of stores that include attractive locations in many of our chosen markets. Toys “R” Us stores, generally conform to standardized designs, are approximately 30,000 to 45,000 square feet and consist of freestanding units or are located within shopping centers. During the fiscal year 2005, we closed ten toy stores.

On January 5, 2006, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. As of January 28, 2006, we closed three of these stores. All of the remaining 84 stores were closed by April 2, 2006. Twelve of these stores will be converted into Babies “R” Us stores, resulting in the permanent closure of 75 stores. For further details refer to “2005 Restructuring Initiative” in this section, Item 7 entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Note 5 to the Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES.”

Product Selection and Merchandise

Our product offerings are primarily focused on serving the needs of parents or grandparents interested in purchasing toys for children between the ages of two and ten. We offer products according to the following merchandise “Worlds”:

•	Core Toy—Our core toy products include boys and girls toys, such as dolls and doll accessories, action figures, role play toys and vehicles; pre-school merchandise, such as pre-school learning products, activities and toys; and our Imaginarium product offerings, which include educational and developmental products and accessories, games, ANIMAL ALLEY plush and puzzles;

•	Seasonal—Our seasonal offerings include toys and other products geared toward the Christmas and Halloween holidays and the summer season, as well as bikes, sports merchandise, play sets and other seasonal products;

•	Juvenile or Infant Care—Our juvenile and infant care products include baby products and apparel for infants and toddlers in sizes ranging from newborn to age four;

•	R ZONE—Our R ZONE world includes video game hardware and software, electronics, computer software and other related products;

•	Geoffrey’s Box Office—Geoffrey’s Box Office consists of VHS and DVD movies and other content designed to appeal to parents and children; and

•	Apparel—Apparel is offered in our U.S. Toys “R” Us combo stores and generally includes clothing in sizes ranging from newborn to age ten.

We offer a wide selection of popular national toy brands including many products that are unique to, or launched at, Toys “R” Us. Over the past few years, we have worked with key resources to obtain exclusive products and expand our private label brands enabling us to earn higher margins and offer products that our customers will not find elsewhere. For example, over the past several years, we have entered into exclusive branded product agreements with toy companies such as Mattel, Inc., MGA Entertainment, Inc., Lego, Fisher Price and Cranium, and have developed exclusive licensed toy lines such as Animal Planet, Viking’s Construction Sets, Magic Hair Fairytale Dora, Conga Game, and Scholastic learning products through alliances with various companies. We have also entered into joint marketing campaigns for product promotions related to, among others, Batman Begins, Star Wars, Cinderella, and Major League Baseball. We offer a broad selection of private label merchandise under names such as ANIMAL ALLEY, FAST LANE, FUN YEARS and DREAM DAZZLERS in our Toys “R” Us stores. We believe these private label brands provide a solid platform on which we can expand our product offering in the future.

Marketing

We have achieved our leading market position largely as a result of building a highly recognized, brand name and delivering superior service to our customers. We use a variety of broad-based and targeted marketing and advertising strategies to reach consumers. These methods include mass marketing programs such as catalogs and other inserts in national or local newspapers and national television and radio broadcasts. Another key part of our holiday season marketing strategy involves placing ads in newspapers on Thanksgiving Day to drive sales on the following Friday and Saturday. Our overall marketing efforts are carefully coordinated such that in-store marketing signage is consistent with the current television, radio and print advertisements.

Customer Service

Compared to mass merchandisers, we are able to provide superior service to our customers through our highly trained sales force. We train our store associates extensively to deepen their product knowledge and enhance their targeted selling skills in order to improve customer service in our stores. In addition, we are working to improve waiting times at checkout counters and the allocation of products within our stores.

Market and Competition

The U.S. retail toy and video game products market totaled approximately $32 billion in sales in 2005, with approximately two-thirds of sales driven by traditional toys and approximately one-third driven by video games. In the toys and video games products market, we compete with mass merchandisers, such as Wal-Mart, Target and Kmart; consumer electronics retailers, such as Best Buy, Circuit City and Gamestop; national and regional chains; as well as local retailers in the market areas we serve. In our apparel business, we compete with national and local department stores, specialty and discount store chains, as well as Internet and catalog businesses. In recent years, mass merchandisers, primarily Wal-Mart and Target have expanded their market share for toys and games as they have expanded their commitment to the toy and video game categories and rolled out new stores across the United States. As with other categories, their market share gains have predominantly come from department stores, secondary mass merchandisers and independent players. Mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to build traffic for other store departments. In addition, competition in the video game market has increased in recent years as mass merchandisers have expanded and consumer electronics retailers, such as Best Buy, Electronics Boutique and Gamestop, have all experienced significant growth.

We believe the principal competitive factors in the toy market are product variety, quality and availability, price, advertising and promotion, convenience or store location, customer support, and service. We believe that we are able to compete with our key competitors by providing the broadest range of merchandise and high levels of customer support and service at competitive prices.

Seasonality

Our Toys “R” Us business is highly seasonal with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 40% of the sales from our U.S. toy business and a substantial portion of our operating earnings and cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter.

Geographic Distribution of Toys “R” Us Stores

The following table sets forth the location of our Toys “R” Us stores across the United States and Puerto Rico as of January 28, 2006:

Location	Number of Stores
Alabama	7
Alaska	1
Arizona	11
Arkansas	4
California	80
Colorado	8
Connecticut	10
Delaware	2
Florida	46
Georgia	20
Hawaii	1
Idaho	2
Illinois	31
Indiana	13
Iowa	8
Kansas	5
Kentucky	8
Louisiana	8
Maine	2
Maryland	18
Massachusetts	18
Michigan	24
Minnesota	9
Mississippi	5
Missouri	13
Montana	1
Nebraska	3

Location	Number of Stores
Nevada	4
New Hampshire	5
New Jersey	26
New Mexico	4
New York	45
North Carolina	15
North Dakota	1
Ohio	31
Oklahoma	5
Oregon	7
Pennsylvania	33
Rhode Island	1
South Carolina	9
South Dakota	2
Tennessee	14
Texas	49
Utah	6
Vermont	1
Virginia	21
Washington	15
West Virginia	4
Wisconsin	11
Puerto Rico	4

Total USA	671

Toys “R” Us – International

Toys “R” Us – International (“Toys International”) operates, licenses and franchises toy stores in 31 foreign countries. These stores generally conform to traditional prototypical designs similar to those used by Toys “R” Us – U.S., typically ranging in size from 30,000 to 45,000 square feet of space. Some international stores utilize proprietary brands and shopping “Worlds” that have been successful in the United States. The “Worlds” include Imaginarium boutiques, which are known in some countries as “World of Imagination,” and Babies “R” Us boutiques. We present our customers with a “one-stop” shopping experience and provide a breadth of product assortment unrivaled by our competitors. A typical Toys International store carries a range of 7,500 to 9,500 items. Our differentiated assortment, proportionately higher private label or exclusively licensed product offerings, and quality service levels enable us to command a reputation as the shopping destination for toys, games, juvenile, and family leisure products.

We seek to differentiate ourselves from competitors in several key areas, including product selection, product presentation, service, in-store experience, and marketing. In the last several years, we have taken a number of actions in our attempt to strengthen our business. These actions included:

•	Enhancing our product offering and adding more exclusive products to our mix;

•	Continually reviewing our store portfolio for potential renovations to enhance the shopping experience;

•	Adding Imaginarium / World of Imagination learning and educational toy boutiques to all stores; and

•	Reorganizing our stores into merchandise “Worlds” and improving customer service.

Operations

As of January 28, 2006, we operated 305 international stores, 2 of which are Babies “R” Us stores, and our franchisees and licensees operated 336 franchised or licensed international stores, 14 of which are Babies “R” Us stores. During fiscal 2005, we opened 10 and closed 4 international stores, and our franchisees and licensees opened 38 and closed 4 international stores, for a total of 48 opened and 8 closed international stores, respectively. During fiscal 2006, we intend to open an estimated 19 new international stores and close 1 international store and our franchisees and licensees intend to open an estimated 38 stores and close 4 international stores, for a total of 57 proposed new and 5 proposed closing international stores, respectively. Continued store openings are a key part of our overall international growth strategy.

Our international division has wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom. We intend to pursue opportunities that may arise in these and other countries. Sales in foreign countries (excluding sales by licensees and franchisees) represented approximately 25% of consolidated sales in 2005.

Product Selection and Merchandise

Our product offerings are similar to the offerings in Toys “R” Us stores in the United States. We sell toys, plush, games, bicycles, sporting goods, DVDs, electronic and video games, outdoor, educational and development products, clothing, infant and juvenile furniture, and electronics, as well as educational and entertainment computer software for children. We offer products according to the following merchandise “Worlds”:

•	Core Toy—Our principal core toy products include boys and girls toys, such as dolls and doll accessories, action figures, role play toys and vehicles;

•	Seasonal—Our seasonal offerings include toys and other products geared toward the Christmas and other major holidays such as Three Kings, Carnival, Easter, etc. Other seasonal products include bikes, sports merchandise, play sets and other wheeled goods;

•	Juvenile or Infant Care—Our juvenile and infant care products include baby products and apparel for infants and toddlers in sizes ranging from newborn to age four;

•	Learning—Our learning products include educational electronics and developmental toys and related products; and

•	R ZONE—Our R ZONE world includes video game hardware and software, electronics, computer software, DVDs, and other related products.

Marketing

Toys International marketing strategies are similar to the programs in the United States. We use press advertisements featured in national papers, catalogs/rotos distributed within newspapers, targeted door-to-door distribution, direct mailings to loyalty card members, other targeted mailings, in-store marketing and television advertising. Our focus on in-store marketing is to generate strong customer frequency and increase average sale per customer. Our United Kingdom business is especially well known for its usage of feature walls, innovative product displays and signage that direct the customer to the latest promotions and product demonstrations as well as to the products they came to buy. This promotional strategy has been replicated in our other international stores. The merchandising and marketing teams work closely to present the products in an engaging and innovative manner and one area of focus is enhancing our in-store signage. We are constantly changing our banners and in-store promotions, which are advertised throughout the year, to attract consumers to visit the stores.

Customer Service

Compared to other mass merchandisers and hypermarkets, Toys International is committed to providing different varieties of toys, games, and juvenile categories throughout the year. We have a sales driven culture and dedicated sales advisers trained in their product “Worlds” in order to help provide the right product for each customer’s needs.

Market and Competition

In the toys and video games products market, we compete with mass merchandisers, discounters, and hypermarkets such as Argos, Woolworths, Carrefore, Auchan, El Corte Ingles, Wal-Mart, and Zellers. These competitors aggressively price in the toys and games space with larger dedicated selling space during the holiday season in order to build traffic for other store departments.

The competitive factors in the toy market impacting the United States are present similarly in other countries where we operate. We believe we are able to compete through product assortment differentiation, maintaining in-stock positions, convenient locations, superior customer service, and competitive pricing.

Seasonality

Our Toys International business is highly seasonal, with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 40% of the sales from our international toy business were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter.

Geographic Distribution of International Stores

The following table sets forth the location of our owned, licensed and franchised International stores located in 31 countries as of January 28, 2006:

Location	Number of Stores
Australia	31
Austria	12
Bahrain	1	*
Canada	65
Denmark	12	*
Egypt	2	*
France	33
Germany	50
Hong Kong	7	*
Indonesia	3	*
Israel	23	*
Japan	163	(1)
Kuwait	1	*
Malaysia	9	*
Mauritius	1	*
Netherlands	15	*
Norway	6	*
Oman	1	*
Portugal	8
Qatar	1	*
Saudi Arabia	7	*
Singapore	6	*
South Africa	14	*
Spain	35
Sweden	11	*
Switzerland	4
Taiwan	13	*

Location	Number of Stores
Thailand	2	*
Turkey	35	*
United Arab Emirates	3	*
United Kingdom	67

Total International	641

* Franchised or licensed
(1) Licensed operation in which we hold a 47.9% equity ownership

Toys “R” Us – Japan

At January 28, 2006, Toys “R” Us – Japan, Ltd. (“Toys “R” Us – Japan”), a licensee of ours, operated 163 stores, which are included in the 336 licensed or franchised international stores. Of these 163 stores, 14 stores are Babies “R” Us stores and the remainder are toy stores. During 2006, Toys “R” Us – Japan intends to open an additional four Babies “R” Us stores as well as eight Toys “R” Us stores. We have a 47.9% ownership in the common stock of Toys “R” Us – Japan and have accounted for this investment under the equity method of accounting. For a further discussion of our investment in Toys “R” Us – Japan, refer to Note 9 to the Consolidated Financial Statements entitled “INVESTMENT IN TOYS “R” US – JAPAN.” Refer to Note 28 to the Consolidated Financial Statements entitled “SUBSEQUENT EVENTS” for details of our and/or the Sponsors’ proposed increase in the number of directors on the Board of Directors of Toys “R” Us – Japan in April 2006.

Babies “R” Us

Founded in 1996, Babies “R” Us is the largest specialty retailer of baby-juvenile products in the United States and the only specialty retailer in its category that operates on a national U.S. scale. Our focus on the baby-juvenile market allows us to offer the broadest range of baby-juvenile products and deliver a high level of customer service and product knowledge.

Operations

In 1996, we opened our first Babies “R” Us stores. The acquisition of Baby Superstore, Inc. in 1997 added 76 locations, and our continued expansion of these stores helped Babies “R” Us become the leader in the specialty baby-juvenile market. As of January 28, 2006, we operated 230 Babies “R” Us specialty baby-juvenile retail stores in the United States. As with our Toys “R” Us – U.S. stores, our extensive experience in retail site selection has resulted in a portfolio of Babies “R” Us stores that includes attractive locations in our chosen markets. A typical Babies “R” Us store is designed for an easy shopping experience with low profile merchandise displays in the center of the store, providing a sweeping view of the entire product selection. We also utilize low fixtures and walls to maximize the presentation of merchandise and feature exclusive, new or special value products throughout the store. A typical Babies “R” Us store generally consists of an average 36,000 square feet, and most Babies “R” Us stores devote between 2,000 and 5,000 square feet to specialty name brand and private label clothing.

We opened 13 Babies “R” Us stores in 2005 and as part of our long-range growth plan, we plan to open approximately 65 new Babies “R” Us stores over the next three years, including approximately 22 stores in 2006. This growth will come from developing new stores and converting certain Toys “R” Us stores into Babies “R” Us stores. Markets for new stores are selected on the basis of proximity to other Babies “R” Us stores, demographic factors, population growth potential, competitive environment, availability of real estate and cost. Once a potential market area is identified, we select a suitable location based upon several criteria, including size of the property, access to major commercial thoroughfares, proximity of other strong anchor stores or other destination superstores, visibility and parking capacity.

Product Selection and Merchandise

Our product selection is focused to serve newborns and children up to 4 years of age. Consequently, we must market a broad array of product sizes within multiple product categories. Because first-time parents tend to make multiple product purchases during a relatively short period of time, we seek to provide the expectant parent with a one-stop shopping venue for all baby product needs, providing what we believe is the most complete selection of baby-related products in the marketplace. Our Babies “R” Us stores typically offer over 24,000 items from approximately 250 suppliers, including:

•	Baby gear – Our baby gear products include car seats, strollers, high chairs, swings, travel yards and entertainers;

•	Baby accessories – Our baby accessories include bath products, safety products, monitors, rattles, gates, potty seats, carriers and other products;

•	Consumables – Our consumable products include diapers, wipes, formula, baby food and health and beauty aids;

•	Apparel – Our apparel category includes brand name and private label layettes, sleepwear, playwear, clothing accessories and shoes ranging in sizes from “preemie” to 48 months;

•	Furniture – Our baby furniture includes cribs, cases, changing tables, gliders, toy boxes, mattress tables and chair sets and some toddler beds. We feature JARDINE, our exclusive brand, the WENDY BELLISSIMO licensed brand, as well as nationally recognized brands;

•	Bedding and room décor – We carry a comprehensive selection of products for nurseries. Our bedding and room décor products include bedding sets and matching accessories, blankets, rugs, wall borders and bedding necessities, such as mattress covers, changing pads and changing pad covers. We also offer a selection of bedding basics under our private label brand, KOALA BABY, the WENDY BELLISSIMO licensed brand, as well as various brand name bedding products; and

•	Infant toys – We offer a broad selection of infant toys, which includes play mats, plush, books and videos, among other products.

Our extensive merchandise mix consists of leading national brands, exclusive products and private label merchandise. We feature brand-name products from many of the leading manufacturers of newborn and infant products. We believe that our private label and exclusive brands differentiate us from our competition while providing high quality products at competitive prices, maintaining attractive margins, and driving customer visits. We also offer brand-name products that are available exclusively to us. In addition, we sell brand-name products through direct-licensing agreements with well-known designers. For example, we began offering products under the WENDY BELLISSIMO brand name in the fourth quarter of 2004. These products are offered exclusively at our stores. We believe that direct-licensing relationships with brand-name designers will further differentiate our products and allow us to enhance profitability.

Marketing

The core of our marketing strategy is to convey our one stop shopping solution to new and expectant parents as well as our mission of delivering value-added services to our customers. We use various targeted marketing and advertising techniques to reach our customer audiences and promote our brands in order to reinforce and augment our “top-of-mind” reputation among consumers and thereby drive customer traffic. These methods include direct mail, juvenile magazine advertisements, e-mail and promotional marketing efforts. Our direct mail program, which includes catalogs and postcards, advertises our products and delivers useful age and stage relevant information to both pre and postnatal parents and special deals and coupons are often included to drive traffic and sales. Our promotional marketing efforts are focused on working with key juvenile vendors in order to further our ability to effectively reach this targeted audience more often and to deliver more added value programs to our guests. We also advertise on radio to reach a broader audience for key promotions and store openings.

Each of our stores, as well as our Internet site, offers access to our comprehensive baby registry, which allows an expectant parent to list products that she or he wants and enables gift-givers to tailor purchases to the expectant parent’s specific needs and wishes. Nearly one-quarter of the approximately four million infants born in the United States in 2005 had parents registered at Babies “R” Us and/or Toys “R” Us, which we believe makes it not only the largest registry of its kind, but also a key competitive advantage. Our baby registry also facilitates our direct marketing and customer relationship management initiatives.

Customer Service

From our baby registry and highly trained staff, to our extensive product selection and exclusive products, we believe we are widely recognized as providing superior service as compared to our competitors at mass merchandisers. Each Babies “R” Us store maintains a well-trained, knowledgeable and accessible staff on the sales floor to assist customers with product inquiries and purchase decisions. Our sales associates are continuously trained on product and service skills using a combination of e-learning, role playing and coaching tools, and our service levels are tested regularly through customer satisfaction surveys and mystery shops performed by outside consultants. In addition, we provide a home delivery program in most of our stores for the added convenience of our customers. In addition to our baby registry, we offer a variety of helpful publications and innovative programs and services for the expectant parent, including frequent in-store product demonstrations and periodic educational seminars led by store associates and local experts such as grandparents’ seminars and car seat safety inspections.

Market and Competition

The retail baby-juvenile market in the United States is large and growing. Estimates of the size of the baby-juvenile product market in the United States vary due to extreme fragmentation of the supplier and retailer base as well as lack of agreement as to the definition of the relevant products and customer ages.

We compete with mass merchandisers, such as Wal-Mart, Target and K-Mart; national and regional chains; department stores, discount stores, supermarkets, warehouse clubs and drug stores; as well as local retailers in the market areas we serve. In our apparel business, we compete with national and local department stores, specialty and discount store chains, as well as Internet and catalog businesses. Our baby registry competes with baby registries of mass merchandisers and other special format and regional retailers. Within the past few years, the number of multiple registries and online registries has steadily increased. We believe the principal competitive factors in the baby-juvenile industry are product variety, convenience, customer support and service, and price, as well as functionality for our registry. We believe we are able to compete with our key competitors by providing the broadest range of merchandise and high levels of customer service at competitive prices.

Geographic Distribution of Babies “R” Us Stores

The following table sets forth the location of our Babies “R” Us stores across the United States as of January 28, 2006:

Location	Number of Stores	Location	Number of Stores
Alabama	3	Mississippi	1
Arizona	4	Missouri	5
California	25	Nebraska	1
Colorado	5	Nevada	3
Connecticut	5	New Hampshire	2
Delaware	1	New Jersey	13
Florida	15	New Mexico	1
Georgia	9	New York	17
Idaho	1	North Carolina	7
Illinois	11	Ohio	10
Indiana	6	Oklahoma	2
Iowa	1	Oregon	2
Kansas	1	Pennsylvania	13
Kentucky	2	Rhode Island	1
Louisiana	2	South Carolina	3
Maine	1	Tennessee	4
Maryland	4	Texas	16
Massachusetts	6	Utah	3
Michigan	11	Virginia	7
Minnesota	3	Washington	3

		Total	230

Toysrus.com

Toysrus.com sells merchandise to the public via the Internet at www.toysrus.com, www.babiesrus.com, www.imaginarium.com, www.sportsrus.com, and www.personalizedbyrus.com. We launched our e-commerce website in 1998.

In 2000, we entered into a strategic alliance agreement with Amazon.com, Inc. (“Amazon.com”) and launched a co-branded toy store. Toysrus.com operates three co-branded online stores under the strategic alliance agreement with Amazon.com. These online stores sell toys, collectible items, and video games through the Toysrus.com website; baby products through the Babiesrus.com website; and learning and information products through the Imaginarium.com website. Our online operations provide a broad range of our product offerings, including many products and brands available exclusively online. Customers can create a baby registry online that is accessible at all U.S. Babies “R” Us and Toys “R” Us locations, and they can also edit a store-created registry online. Our Internet operations have become a fast-growing distribution channel for us, with more than 120 million site visits in 2005. Amazon.com also provides certain website services for our online sports merchandise store, Sportsrus.com, that has been operating since September 2003. An unrelated third party handles order fulfillment for Sportsrus.com and a separate unrelated third party handles order fulfillment for Personalizedbyrus.com.

On May 21, 2004, we, Toysrus.com, LLC, and two other affiliated companies, filed a lawsuit against Amazon.com and its affiliated companies seeking to terminate the strategic alliance agreement with Amazon.com and its affiliated companies due to breaches of the agreement by Amazon.com. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies. On March 31, 2006 the trial court entered a final order in our favor terminating the strategic alliance agreement with Amazon.com as of that date and denying any relief to Amazon.com on its counterclaim. The court also established a wind-down period through June 30, 2006, during which time Amazon.com will continue to operate the co-branded stores. On April 3, 2006 Amazon.com filed a Notice of Appeal and filed a Motion for Stay of Judgment in the trial court. On April 20, 2006, the trial court denied Amazon.com’s request for a stay. Amazon.com filed a request in the appellate court on April 21, 2006 for emergent relief from the trial court’s denial of its request for a stay, and on that same day, the appellate court refused Amazon.com’s motion for an immediate stay and determined to consider Amazon.com’s request on the normal briefing schedule. In anticipation of these favorable rulings, we have been planning the launch of an independent website using our own domain names. For further details refer to Item 3 entitled “LEGAL PROCEEDINGS” and to Note 24 to the Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS.”

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

Employees

As of January 28, 2006, we employed worldwide approximately 59,000 full-time and part-time individuals. Due to the seasonality of our business, we employed approximately 90,000 full-time and part-time employees during the 2005 holiday season.

Vendor Service

We have approximately 1,300 to 1,500 vendor relationships through which we procure the merchandise that we offer to guests. For 2005, our top 20 vendors worldwide, based on our purchase volume in dollars, represented approximately 39% of the total products we purchased. Most of our foreign sourced merchandise comes from China, and we purchase that merchandise in U.S. dollars.

We provide a number of valuable services to our vendors. Our year-round commitment to selling toys and baby products, as well as our merchandising expertise gives vendors a meaningful opportunity to display new merchandise and reach consumers throughout the year. In addition, we are able to provide our vendors with a wide variety of data on sales trends, product testing, and marketing guidance and support, as well as early feedback on our vendors’ product development initiatives through the depth and longevity of our experienced merchandising team.

2005 Restructuring Initiative

On January 5, 2006, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. As of January 28, 2006, we closed three of these stores. All of the remaining 84 stores were closed by April 2, 2006. Twelve of these stores will be converted into Babies “R” Us stores, resulting in the permanent closure of 75 stores. The decision to take this action resulted from a comprehensive review and evaluation of our U.S. stores over the past several months. We retained Gordon Brothers Retail Partners, LLC to assist us in connection with the orderly sale of the inventory in these stores.

In connection with the closing and conversion of these stores, we recorded $94 million of costs and charges during 2005. We estimate an additional $55 million of charges will be recorded in the first quarter of 2006. The $94 million of costs and charges include $41 million of inventory markdowns and liquidator fees that were recorded in cost of sales and $22 million of depreciation that was accelerated through the closing periods of the stores. The remaining $31 million of costs and charges are included in restructuring and other charges in the Consolidated Statement of Operations, and consist of $22 million relating to asset impairments, $1 million relating to lease commitments, and $8 million relating to severance costs. As a result of the store closings, approximately 3,000 employee positions have been eliminated.

Details of restructuring and other charges, as well as other strategic initiatives, are described in Item 7. entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and within Note 5 to the Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES.”

Closing of Kids “R” Us and Imaginarium Freestanding Stores

On November 17, 2003, we announced our decision to close all 146 of the remaining freestanding Kids “R” Us stores and all 36 of the freestanding Imaginarium stores, as well as three distribution centers that support these stores due to accelerated deterioration in their financial performance. On March 2, 2004, we entered into an agreement with Office Depot, Inc. (“Office Depot”) under which Office Depot agreed to acquire 124 of the former Kids “R” Us stores for $197 million in cash, before commissions and fees, plus the assumption of lease payments and other obligations. Twenty-four properties were excluded from the agreement with Office Depot and these properties are being marketed for disposition or have been disposed of to date. As of January 28, 2006, all of the freestanding Kids “R” Us and Imaginarium stores have been closed.

Financial Information About Industry Segments

Information about industry segments is set forth within Note 23 to the Consolidated Financial Statements entitled “SEGMENTS.”

Distribution Centers

In the United States, we operate 12 distribution centers, which support our U.S. toys and baby stores. We also operate eight distribution centers outside of the United States that support our International toy stores.

These distribution centers employ warehouse management systems and material handling equipment that help to minimize overall inventory levels and distribution costs. We believe the flexibility afforded by our warehouse/distribution system and by operating the fleet of trucks used to distribute merchandise, provide us with operating efficiencies and the ability to maintain a superior in-stock inventory position at our stores. We are currently implementing initiatives to improve our supply chain management and to optimize our inventory assortment. We are also expanding our automated replenishment system to improve inventory turnover.

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

Available Information

Our investor relations website is www.toysrusinc.com. On this website under “COMPANY NEWS, SEC Filings,” we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q,

and Current Reports on Form 8-K, as well as amendments to those reports as soon as reasonably practicable after we electronically file with or furnish such material to the Securities Exchange Commission.

Our website contains the Toys “R” Us, Inc. Chief Executive Officer and Senior Financial Officers Code of Ethics (“CEO and Senior Financial Officers Code”), which is our code of ethics for our Chief Executive Officer and our senior financial officers. Any waivers from the CEO and Senior Financial Officers Code that apply to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions will be promptly disclosed on the Company’s website. These materials are also available in print, free of charge, to any investor who requests them by writing to: Toys “R” Us, Inc., One Geoffrey Way, Wayne, New Jersey 07470, Attention: Investor Relations.

We are not incorporating by reference in this Annual Report on Form 10-K any material from our websites.

ITEM 1A.    RISK FACTORS

Risks Associated with Our Business

Investors should carefully consider the risks described below and all other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial may also impair the Company’s business and operations. If any of the following risks actually occur, the Company’s business, financial condition, cash flows, or results of operations could be materially adversely affected.

Our Toys “R” Us business is highly seasonal, and our financial performance depends on the results of the fourth quarter of each year

Our Toys “R” Us business is highly seasonal with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 40% of the sales from our worldwide toy business and a substantial portion of our operating earnings and cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. If we achieve less than satisfactory sales, operating earnings or cash flows from operating activities during the key fourth quarter, we may not be able to compensate sufficiently for the lower sales, operating earnings, or cash flows from operating activities during the first three quarters of the fiscal year. In addition, our results may be affected by dates on which important holidays fall and the shopping patterns relating to those holidays. Our Babies “R” Us business is not significantly impacted by seasonality, with sales generally spread evenly across all the four quarters of the fiscal year.

Our industry is highly competitive and competitive conditions may adversely affect our revenues and overall profitability

The retailing industry is highly and increasingly competitive and our results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, additional competitor store openings, and other factors. We compete with discount and mass merchandisers such as Wal-Mart, Target, and Kmart; electronic retailers, such as Best Buy and Circuit City; national and regional chains; as well as local retailers in the market areas we serve. We also compete with discount stores, supermarkets and warehouse clubs. In addition, competition in the retail apparel business consists of national and local department stores, specialty and discount store chains, as well as Internet and catalog businesses. Competition is principally based on product variety, quality and availability, price, convenience or store location, advertising and promotion, customer support and service. Some of our competitors may have greater financial resources, lower merchandise acquisition costs, and lower operating expenses than our Company.

Most of the merchandise we sell is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to build traffic for other store departments. Our apparel business is vulnerable to demand and pricing shifts and to less than optimal selection as a result of these factors. Competition in the video game market has increased in recent years as mass merchandisers have expanded and consumer electronics retailers, such as Best Buy, Circuit City and Gamestop, have all experienced significant growth.

In addition, the baby registry market is highly competitive, with competition based on convenience, quality and selection of merchandise offerings and functionality. Our baby registry primarily competes with the baby registries of mass merchandisers, such as Wal-Mart and Target, and other specialty format and regional retailers. Some of our competitors have been aggressively advertising and marketing their baby registries through national and television and magazine campaigns. Within the past few years, the number of multiple registries and online registries has steadily increased. These trends present consumers with more choices for their baby registry needs, and, as a result, increase competition for our baby registry.

If we fail to compete successfully, we could face lower sales and may decide or be compelled to offer greater discounts to our customers, which could result in decreased profitability.

Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing

We have significant liquidity and capital requirements. Among other things, the seasonality of our Toys “R” Us business requires us to purchase merchandise well in advance of the holiday selling season. We depend on our ability to generate cash flow from operating activities, as well as on borrowings under $2 billion five-year secured revolving credit facility to finance the carrying costs of this inventory, to pay for capital expenditures and to maintain operations. Standard & Poor’s and Moody’s rate our unsecured debt as non-investment grade. Our credit ratings could (1) negatively impact our ability to finance our operations on satisfactory terms, and (2) have the effect of increasing our financing costs. While we currently have adequate sources of funds to provide for our ongoing operations and capital requirements, any inability to have future access to financing, when needed, would have a negative effect on our company.

We may not retain or attract customers if we fail to implement successfully our strategy

We continue to implement a series of customer-oriented strategic programs designed to differentiate and strengthen our core merchandise content and service levels and expand and enhance our merchandise offering in our Babies “R” Us stores. We are also broadening the scope of our marketing and advertising programs for our Toys “R” Us and Babies “R” Us stores. The success of these and other initiatives will depend on various factors, including the appeal of our store formats, our ability to offer new products to customers, our financial condition, our ability to respond to changing consumer preferences and competitive and economic conditions. We are also continuing with plans to reduce and optimize our operating expense structure. If we are unsuccessful at implementing some or all of our strategic initiatives, we may be unable to retain or attract customers, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.

Our sales may be adversely affected if we fail to respond to changes in consumer preferences in a timely manner

Our financial performance depends on our ability to identify, originate and define product trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our toy and baby-juvenile products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. The retail apparel business fluctuates according to changes in consumer preferences dictated in part by fashion, perceived value and season. These fluctuations affect the merchandise in stock since purchase orders are made well in advance of the season and, at times, before fashion trends and high-demand brands are evidenced by consumer purchases.

We cannot assure you that we will be able to continue to meet changing consumer demands in the future. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for other products. In addition, because we place orders for products well in advance of purchases by customers, we could experience excess inventory if our customers purchase fewer products than anticipated.

Our sales may be adversely affected by changes in consumer spending patterns

Sales of toys and baby-juvenile products may depend upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence, and other factors beyond our control. A decline in consumer spending could, among other things, negatively affect our sales and could also result in excess inventories, which could in turn lead to increased inventory financing expenses. As a result, changes in consumer spending patterns could adversely affect our profitability.

Toy sales may be negatively impacted by the trend toward age compression

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

Sales of video games tend to be cyclical and may result in fluctuations in our results of operations

Sales of video games, which have tended to account for 10% to 20% of our domestic toy store sales, have been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. New video game platforms have historically been introduced approximately every five years. If video game platform manufacturers fail to develop new hardware platforms, our sales of video game products could decline.

We depend on key vendors to supply the merchandise that we sell to our customers

Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We have no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of our merchandise.

We have approximately 1,300 to 1,500 vendor relationships through which we procure the merchandise that we offer to guests. For 2005, our top 20 vendors worldwide, based on our purchase volume in dollars, represented approximately 39% of the total products we purchased. Our inability to acquire suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on our business and operating results because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those we currently purchase.

In addition, our vendors are subject to certain risks, including labor disputes, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, and general economic and political conditions, that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at a price that is commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs. Further, any merchandise that does not meet our quality standards could become subject to a recall, which would damage our reputation and brands, and harm our business.

Our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures might have a negative impact on our business.

Insurance costs continue to be volatile, affected by natural catastrophes, fear of terrorism and financial irregularities and other fraud at publicly traded companies. We believe that commercial insurance coverage is prudent for risk management, and insurance costs may increase substantially in the future. In addition, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. We insure a substantial portion of our general liability and workers’ compensation risks through a wholly-owned insurance subsidiary, in addition to third party insurance coverage. Provisions for losses related to self-insured risks are based upon independent actuarially determined estimates. We maintain stop-loss coverage to limit the exposure related to certain risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities and could have a material impact on our consolidated financial statements.

International events could delay or prevent the delivery of products to our stores

A significant portion of the toys and other products sold by us are manufactured outside of the United States, primarily in Asia. As a result, any event causing a disruption of imports, including the imposition of import restrictions or trade restrictions in the form of tariffs, “antidumping” duties, acts of war, terrorism or diseases such as the bird flu, could increase the cost and reduce the supply of products available to us, which could, in turn, negatively affect our sales and profitability. In addition, over the past few years, port-labor issues, rail congestion, and trucking shortages have had an impact on all direct importers. Although we attempt to anticipate and manage such situations, both our sales and profitability could be adversely impacted by such developments in the future.

International factors could negatively affect our business

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

The success of our Internet operations depends on our ability to provide quality service to our Internet customers

The success of our online business depends on our ability to provide quality service to our Internet customers. Our internet segment Toysrus.com operates online stores pursuant to a strategic alliance agreement with Amazon.com.

On May 21, 2004, we, Toysrus.com, LLC, our Internet subsidiary, and two other affiliated companies, filed a lawsuit against Amazon.com and its affiliated companies requesting termination of our strategic alliance agreement with Amazon.com. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies.

On March 31, 2006 the trial court entered a final order in our favor terminating the strategic alliance agreement with Amazon.com as of that date and denying Amazon.com’s counterclaim. The court also established a wind-down period through June 30, 2006, during which time Amazon.com will continue to operate the co-branded stores. On April 3, 2006 Amazon filed a Notice of Appeal and filed a Motion for Stay of Judgment in the trial court. On April 20, 2006, the trial court denied Amazon.com’s request for a stay. Amazon.com filed a request in the appellate court on April 21, 2006 for emergent relief from the trial court’s denial of its request for a stay, and on that same day, the appellate court refused Amazon.com’s motion for an immediate stay and determined to consider Amazon.com’s request on the normal briefing schedule. For further details refer to Item 3 entitled “LEGAL PROCEEDINGS” and Note 24 to the Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS”.

In anticipation of these favorable rulings, we have been planning for the launch of an independent website at our domain names, however, we may not be able to provide the same level of website and fulfillment services ourselves or through other third parties, which could have a negative effect on the sales and profitability of our online business.

Our Internet operations are also subject to a number of risks and uncertainties, which are beyond our control, including the following:

•	changes in consumer willingness to purchase goods via the Internet;

•	increases in software filters that may inhibit our ability to market our products through e-mail messages to our customers and increases in consumer privacy concerns relating to the Internet;

•	changes in applicable federal and state regulation, such as the Federal Trade Commission Act, the Children’s Online Privacy Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act;

•	breaches of Internet security; and

•	failures in our Internet infrastructure or the failure of systems or third parties, such as telephone or electric power service, resulting in website downtime or other problems.

Our business exposes us to personal injury and product liability claims which could result in adverse publicity and harm to our brand and our results of operations

We are from time to time subject to claims due to the injury of an individual in our stores or on our property. In addition, we have in the past been subject to product liability claims for the products that we sell. While our purchase orders generally require the manufacturer to indemnify us against any product liability claims, there is a risk that if the manufacturer becomes insolvent we would not be indemnified. Any personal injury claim made against us or, in the event the manufacturer was insolvent, any product liability claim made against us, whether or not it has merit, could be time consuming, result in costly litigation expenses and damages, result in adverse publicity or damage to our brand and have an adverse effect on our results of operations.

Our business operations could be disrupted if our information technology systems fail to perform adequately

We depend upon our information technology systems in the conduct of our operations. If our major information systems fail to perform as anticipated, we could experience difficulties in replenishing inventories or in delivering toys and other products to store locations in response to consumer demands. Any of these or other systems related problems could, in turn, adversely affect our sales and profitability.

Our results of operations could suffer if we lose key management or are unable to attract and retain the talent required for our business

Our future success depends to a significant degree on the skills, experience and efforts of our senior management team. The loss of services of any of these individuals, or the inability by us and our parent company to attract and retain qualified individuals for key management positions, could harm our business and financial performance.

We reported a material weakness in our internal control over financial reporting and if we are unable to improve our internal controls, our financial results may not be accurately reported

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006 identified a material weakness in our internal controls in our financial reporting process due mainly to our lack of the appropriate complement of personnel, including technically qualified personnel, and the inability of our information technology systems to consistently perform necessary functions. As a result of this material weakness, management determined that our disclosure controls and procedures were not effective as of January 28, 2006. The material weakness and our plan to remediate that material weakness are described in Item 9A. entitled “CONTROLS AND PROCEDURES” of this Annual Report on Form 10-K.

The initiatives we have taken to improve the reliability of our internal controls and to remediate the material weakness are ongoing. However, we might be unable to hire sufficient qualified personnel and or obtain the necessary technological upgrades needed to remediate the material weakness. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial reporting processes and that we will remediate the material weakness described in this Annual Report on Form 10-K. Any failure to implement required new or improved controls or to remediate the material weakness, or difficulties encountered in their implementation could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements. Insufficient internal controls could also cause investors to lose confidence in our reported financial information.

Changes to accounting rules or regulations may adversely affect our results of operations

Changes to existing accounting rules or regulations may impact our future results of operations. For example, on December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share Based Payment,” which requires us, starting in the first quarter of fiscal 2006, to measure compensation costs for all stock-based compensation at fair value and record compensation expense equal to that value over the requisite service period. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations or the questioning of current accounting practices, may adversely affect our results of operations.

Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges

We make certain estimates and projections in connection with impairment analyses for certain of our store locations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review for impairment all stores for which current cash flows from operations are negative or the construction costs are significantly in excess of the amount originally expected. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the life of the lease. These calculations require us to make a number of estimates and projections of future results, often up to 20 years into the future. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain of these store locations. If these impairment charges are significant, our results of operations would be adversely affected.

The Sponsors control us and may have conflicts of interest with us in the future

Investment funds or group advised by or affiliated with the Sponsors currently indirectly control us through their ownership of 98.7% of the voting stock of our parent holding company. As a result, the Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Sponsors as equity holders may conflict with our interests. In addition, the Sponsors may have an interest in pursuing dispositions, acquisitions, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to us as a company. For example, the Sponsors could cause us to make acquisitions that increase the amount of indebtedness that is secured or sell assets, which may impair our ability to make payments under the debt instruments.

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

The Sponsors also are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsors continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions.

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the various debt instruments

We are highly leveraged. As of January 28, 2006, our total indebtedness was $5,947 million, including $12 million of payment obligations relating to capital lease obligations.

Our substantial indebtedness could have important consequences, including:

•	making it more difficult for us to make payments on the debt, as our business may not be able to generate sufficient cash flows from operating activities to meet our debt service obligations;

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operating activities to be dedicated to the payment of principal and interest on our indebtedness, and as a result reducing our ability to use our cash flow to fund our operations and capital expenditures, capitalize on future business opportunities and expand our business and execute our strategy;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and to react to competitive pressure and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

Our subsidiaries and we may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our debt instruments. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify. In addition, we could be unable to refinance or obtain additional financing because of market conditions, our high levels of debt and the debt restrictions included in our debt instruments. Additionally, our costs of new indebtedness could be substantially higher.

For the fiscal year 2005, our interest expense was $394 million compared to $130 million for the fiscal year 2004. Based on our overall interest rate exposure related to floating rate debt outstanding at January 28, 2006, a 1% increase in interest rates would have had an unfavorable annualized impact on pre-tax earnings of $31 million in 2005.

Our debt agreements contain covenants that limit our flexibility in operating our business

The agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions, and which may adversely affect our ability to operate our business. Among other things, these covenants limit our and our subsidiaries’ ability to:

•	incur additional indebtedness;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	issue stock of subsidiaries;

•	make certain investments, loans or advances;

•	transfer and sell certain assets;

•	create or permit liens on assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	amend certain material documents.

A breach of any of these covenants could result in default under our debt agreements, which could prompt the lenders to declare all amounts outstanding under the debt agreements to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the debt agreements accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets and funds to repay the borrowings under our debt agreements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following summarizes our worldwide operating store and distribution center facilities as of January 28, 2006 (excluding International licensed and franchised stores):

	Owned	Ground Leased (a)	Leased	Total
Stores:
Toys “R” Us	313	152	206	671
International	81	23	201	305
Babies “R” Us	31	85	114	230

	425	260	521	1,206
Distribution Centers:
United States	9	—	3	12
International	5	—	3	8

	14	—	6	20

Total Operating Stores and Distribution Centers	439	260	527	1,226

(a)	Owned buildings on leased land.

Our Global Store Support Center facility in Wayne, New Jersey was originally financed under a lease arrangement commonly referred to as a “synthetic lease.” Under this lease, unrelated third parties arranged by Wachovia Development Corporation, a multi-purpose real estate investment company, funded the acquisition and construction of the facility. On June 1, 2005, we purchased our Global Store Support Center facility for a purchase price of $128.8 million pursuant to the purchase election option under the lease arrangement.

Refer to Note 11 to the Consolidated Financial Statements entitled, “SEASONAL FINANCING AND LONG-TERM DEBT” for a description of real estate-related financings.

We have former stores and distribution centers that are no longer part of our operations. Approximately half of these locations are owned and the remaining locations are leased. We have tenants in more than half of these locations, and for those without tenants, we continue to market the facilities for disposition. The net costs associated with these locations are reflected in our consolidated financial statements, but the number of surplus locations is not listed above.

ITEM 3.    LEGAL PROCEEDINGS

On May 21, 2004, we, Toysrus.com, LLC, our Internet subsidiary, and two other affiliated companies, filed a lawsuit against Amazon.com and its affiliated companies related to our strategic alliance with Amazon.com. The lawsuit was filed to protect our exclusivity rights in the toy, game, and baby products categories for the online e-commerce site on the Amazon.com platform. The complaint sought temporary and permanent injunctive and declaratory relief to protect our rights during the litigation and to end the agreement, monetary damages and contract rescission against Amazon.com. The suit was filed in the Superior Court of New Jersey, Chancery Division, Passaic County. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. This counterclaim sought monetary damages and invoked contract termination rights. On March 1, 2006, the trial court issued its opinion granting our request for termination of the agreement and denying Amazon.com’s request for relief on its counterclaim. On March 31, 2006, the trial court entered a final order in our favor terminating the strategic alliance agreement with Amazon.com as of that date and establishing a wind-down period through June 30, 2006, during which time Amazon.com will continue to operate the co-branded stores. The court also denied Amazon.com any relief on its counterclaim. On April 3, 2006, the trial court entered an amended final order, which clarified several minor issues in the final order. In anticipation of these favorable rulings, we have been planning for the launch of an independent website at our own domain names. On April 3, 2006, Amazon filed a Notice of Appeal and also filed a Motion for Stay of Judgment in the trial court. On April 20, 2006, the trial court denied Amazon.com’s request for a stay. Amazon.com filed a request in the appellate court on April 21, 2006 for emergent relief from the trial court’s denial of its request for a stay, and on that same day, the appellate court refused Amazon.com’s motion for an immediate stay and determined to consider Amazon.com’s request on the normal briefing schedule. We believe Amazon.com’s pending motion for stay of the order terminating the strategic alliance agreement, as well as its pending appeal of the order, is without merit and will be denied.

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

None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In connection with the closing of the Merger, the Company’s common stock, par value $0.10 (the “Company Common Stock”), was converted into the right to receive $26.75 per share, and we requested that the New York Stock Exchange file with the Securities and Exchange Commission an application on Form 25 to strike the Company Common Stock from listing and registration thereon. On July 26, 2005, the New York Stock Exchange confirmed that such filing has been made.

As a result of the Merger, our common stock is privately held, and there is no established trading market for our stock. As of the date of this filing, there was one holder of record of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Year Ended
(In millions, except earnings per share data and number of stores)	Jan 28, 2006	Jan 29, 2005	Jan 31, 2004 (1)	Feb 01, 2003 (1)	Feb 02, 2002 (1)
Operations (2)
Net Sales	$11,275	$11,100	$11,320	$11,305	$11,019
Net (Loss) Earnings	(384)	252	63	213	68
Basic Earnings Per Share	n/a	1.17	0.30	1.03	0.34
Diluted Earnings Per Share	n/a	1.16	0.29	1.02	0.33

Financial Position at Year End
Working Capital	$348	$1,806	$1,865	$1,185	$618
Real Estate—Net	2,386	2,400	2,328	2,263	2,202
Total Assets	8,366	9,768	10,265	9,451	8,138
Long-Term Debt (3)	5,540	1,860	2,349	2,139	1,816
Stockholders’ (Deficit) Equity	(724)	4,325	3,974	3,815	3,207
Common Shares Outstanding	n/a	215.9	213.6	212.5	196.7

Number of Stores at Year End
Toys “R” Us—U.S.	671	681	685	685	701
Toys “R” Us—International (4)	641	601	574	544	507
Babies “R” Us—U.S.	230	217	198	183	165
Kids “R” Us—U.S.	—	—	44	146	184
Imaginarium—U.S.	—	—	—	37	42
Total Stores	1,542	1,499	1,501	1,595	1,599

(1)	Restated to reflect a correction in our accounting practices for leases and leasehold improvements. Refer to Note 3 to the Consolidated Financial Statements entitled “RESTATEMENT OF FINANCIAL STATEMENTS FOR ACCOUNTING FOR LEASES AND LEASEHOLD IMPROVEMENTS” for details.
(2)	Certain fiscal years include the impact of restructuring and other charges. In addition, the fiscal year ended January 31, 2004 was impacted by the adoption of an accounting change. For further details, see Note 4 to the Consolidated Financial Statements entitled “CHANGES IN ACCOUNTING.”
(3)	Excludes current portion.
(4)	Includes licensed and franchised stores.

ITEM 7.	MA NAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative discussion about our businesses. The MD&A should be read in conjunction with our consolidated financial statements and the related notes, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” and Item 1A. entitled “RISK FACTORS.”

OVERVIEW

Restatement

As disclosed in Note 3 to the Consolidated Financial Statements entitled “RESTATEMENT OF FINANCIAL STATEMENTS FOR ACCOUNTING FOR LEASES AND LEASEHOLD IMPROVEMENTS” we restated our previously issued financial statements for the fiscal year ended January 31, 2004, to reflect corrections in our accounting practices for leases and leasehold improvements. Consequently, our results as of January 31, 2004, as presented in our consolidated financial statements and the MD&A, reflect the balances and amounts on a restated basis.

Our Business

The company generates sales, earnings, and cash flows by retailing toys, baby-juvenile products and children’s apparel worldwide. We operate all of the “R” Us branded retail stores in the United States and Puerto Rico, as well as approximately 50% of the “R” Us branded retail stores internationally. Our reportable segments are Toys “R” Us – U.S., which operates toy stores in 49 states and Puerto Rico; Toys “R” Us – International, which operates, licenses or franchises stores in 31 foreign countries; Babies “R” Us, which operates specialty baby-juvenile stores in 40 states; Toysrus.com, our internet subsidiary; and Kids “R” Us, which had limited activity during the first half of 2004 and had no activity during 2005. As of January 28, 2006, there were 1,542 “R” Us branded retail stores operating in the following formats:

•	671 Toys “R” Us toy stores throughout the United States and Puerto Rico which offer toy, baby-juvenile, and children’s clothing products;

•	641 international stores, of which 625 are Toys “R” Us stores and 16 are Babies “R” Us stores. Included in the 641 stores are 336 licensed or franchised stores; and

•	230 Babies “R” Us specialty baby-juvenile stores in the United States.

In addition, we sell merchandise through our Internet sites at www.toysrus.com, www.babiesrus.com, www.imaginarium.com, www.sportsrus.com, www.toysrus.ca, and www.personalizedbyrus.com.

On July 21, 2005, we were acquired by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. and Vornado Realty Trust (collectively, the “Sponsors”) along with a fourth investor, GB Holdings I, LLC (the “Fourth Investor”), an affiliate of Gordon Brothers, a consulting firm that is independent from and unaffiliated with the Sponsors and management. As a result of the merger, we are a wholly-owned subsidiary of Toys “R” Us Holdings, Inc. Refer to the section entitled “The Merger Transaction” below for further details.

The following is a description of our segments:

•

Toys “R” Us – U.S. We sell toys, plush, games, sporting goods, movies, electronic and video games, small pools, books, educational products, clothing, infant and juvenile furniture, and electronics. Our toy stores offer approximately 8,000 to 10,000 items year-round, through our Toys “R” Us stores, based upon net sales; we are the largest specialty retailer of toys in the United States. In the U.S. toys and games market (including video game products), based upon net sales we are the second-largest toy retailer. We offer the most comprehensive selection of merchandise in the retail toy industry. By focusing on toys, we are able to provide customers with a comprehensive range of merchandise, and we are able to provide vendors with a year-round distribution outlet for the broadest assortment of their products.

•	Toys “R” Us – International. Our International division operates, licenses and franchises toy stores in 31 foreign countries. These stores generally conform to traditional prototypical designs similar to those used by Toys “R” Us – U.S., typically ranging in size from 30,000 to 45,000 square feet of space. Our International division has wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom. We believe that growth opportunities exist outside of the United States for the Toys “R” Us store and Babies “R” Us store formats. We also plan to open smaller format toy stores in Europe and expand the Babies “R” Us presence through standalone stores and increased space allocation within existing Toys “R” Us stores. We intend to continue the growth of our private label and exclusive brands to increase our margins and offer unique products to our customers.

•	Babies “R” Us. Babies “R” Us stores target the pre-natal to infant market by offering room settings of juvenile furniture, such as cribs, dressers, changing tables, bedding, and accessories. In addition, we provide baby gear, such as play yards, booster seats, high chairs, strollers, car seats, toddler and infant plush toys, and gifts. We also offer a computerized baby registry service, and we believe that Babies “R” Us registers more expectant parents than any other retailer in the domestic market. Our focus on the baby-juvenile market allows us to offer the broadest range of baby-juvenile products and deliver a high level of customer service and product knowledge, which we believe is important to parents who are expecting or have newborn children, and helps to differentiate us from competitors. We opened 13 Babies “R” Us stores since January 29, 2005. As part of our long-range growth plan, we plan to open approximately 65 new Babies “R” Us stores over the next three years, including approximately 22 stores in 2006.

•	Toysrus.com. Toysrus.com sells merchandise to the public via the Internet at Toysrus.com, Babiesrus.com, Imaginarium.com, Sportsrus.com, Personalizedbyrus.com, and the recently added Toysrus.ca (which operates in Canada). We launched our e-commerce website in 1998. In 2000, we entered into a strategic alliance with Amazon.com, Inc. (“Amazon.com”) and launched a co-branded toy store. Under the strategic alliance, this co-branded store offers toys and video games (Toysrus.com), baby products (Babiesrus.com), and learning and educational products (Imaginarium.com). As a result of the litigation with Amazon.com, on March 31, 2006, the trial court entered a final order in our favor terminating the strategic alliance agreement with Amazon.com as of that date and establishing a wind-down period through June 30, 2006, during which time Amazon.com will continue to operate the co-branded store. In anticipation of this favorable ruling, we have been planning for the launch of an independent website at our domain names. Refer to Note 28 to the Consolidated Financial Statements, entitled “SUBSEQUENT EVENTS” for details on the favorable outcome of Toysrus.com’s and the Company’s lawsuit against Amazon.com and its affiliated Companies.

We believe the following are our principal challenges and risks, predominantly for the Toys “R” Us – U.S. division:

•	Increased competition – Our businesses operate in a highly and increasingly competitive retail market. We face strong competition from discount and mass merchandisers, national and regional chains and department stores, local retailers in the market areas we serve, and Internet and catalog businesses. We compete on the basis of product variety, quality and availability, price, advertising and promotion, convenience or store location, customer support, and service. Price competition in the United States toy retailing business continued to be intense during the 2005 holiday season. We believe that success in this competitive environment can be achieved through enhancing the shopping experience for our guests, superior inventory management, strengthening brand loyalty, and competitive pricing. We also continue to focus on strengthening our relationships with our vendors.

•	Spending patterns and age compression – In recent years, toy sales have been negatively impacted by “age compression,” which is the acceleration of children leaving traditional play categories at increasingly younger ages for more sophisticated products such as cell phones, DVD players, CD players, MP3 devices, and other electronic products. The age compression pattern tends to decrease consumer demand for traditional toys. To the extent that we are unable to offer consumers more sophisticated products or that these more sophisticated items are also available at a wider range of retailers than our traditional competitors, our net sales and profitability could be detrimentally affected and we could experience excess inventories.

•	Video game business – The video game category is a significant merchandising category in the worldwide toy store business. Over the course of a video cycle, from release of a video platform until the release of the next generation of video platforms, video games have tended to account for 10-20% of our domestic toy store net sales. We have seen significant declines in sales in this category during the last several years, primarily as a result of intense competition, as well as the maturation of this category. Competition in the video game market has increased as the leading discounters, such as Wal-Mart and Target have expanded, and specialty players, such as Best Buy, Electronics Boutique, and Gamestop, have all experienced significant growth. Net sales of video merchandise for the fifty-two weeks ended January 28, 2006, represented 12.9% of domestic toy sales versus 13.6% for the same period last year.

•	Seasonality – Our worldwide toy store business is highly seasonal with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 40% of the sales from our worldwide toy store business and a substantial portion of the operating earnings and cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. If less than satisfactory sales, operating earnings or cash flows from operations are achieved during the key fourth quarter, we may not be able to compensate sufficiently for the lower sales, operating earnings, or cash flows from operations during the first three quarters of the fiscal year. Our Babies “R” Us business is not significantly impacted by seasonality.

The Merger Transaction

On March 17, 2005, we entered into an Agreement and Plan of Merger, dated as of March 17, 2005 (the “Merger Agreement”), with Global Toys Acquisition, LLC (“Parent”) and Global Toys Acquisition Merger Sub, Inc. (“Acquisition Sub”) to sell our entire company to entities directly and indirectly owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co., L.P. (“KKR”) and Vornado Realty Trust (collectively, the “Sponsors”).

On July 21, 2005, the transaction was consummated by the Sponsors, along with a fourth investor, GB Holdings I, LLC (the “Fourth Investor”), an affiliate of Gordon Brothers, a consulting firm that is independent from and unaffiliated with the Sponsors and management, through a $6.6 billion merger of Acquisition Sub with and into the Company, with the Company being the surviving corporation in the merger (the “Merger”). The Sponsors and the Fourth Investor are collectively referred to herein as the “Investors.” Under the Merger Agreement, the former holders of the Company’s common stock, par value $0.10 per share, received $26.75 per share, or approximately $5.9 billion. In addition, approximately $766 million was used, among other things, to settle our equity security units and our warrants and options to purchase common stock, restricted stock and restricted stock units, fees and expenses related to the Merger, and severance, bonuses and related payroll taxes. The Merger consideration was funded through the use of the Company’s available cash, cash equity contributions from the Investors and the debt financings as described more fully below. We refer to the July 21, 2005 Merger and recapitalization as the “Merger Transaction.”

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

For the fifty-two weeks ended January 28, 2006, the fees and expenses related to the Merger Transaction and the related financing transactions principally consisted of advisory fees and expenses of $78 million, financing fees of $135 million, sponsor fees of $81 million, and other fees and expenses of $74 million. Of the $368 million of costs, approximately $243 million were expensed, $148 million as transaction related costs and $95 million as amortization of debt issuance cost, interest expense, and real estate taxes. The remaining amount of $125 million was capitalized as debt issuance costs.

In connection with the Merger Transaction we entered into other definitive agreements as further described in Note 2 to the Consolidated Financial Statements entitled “MERGER TRANSACTION.”

RESULTS OF OPERATIONS

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

Comparable Store Sales

We include, in computing comparable store net sales, stores that have been open for 56 weeks (1 year and 4 weeks) from their “soft” opening date. Soft opening is typically two weeks prior to the grand opening. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 56 weeks or more, we can better gauge how the core store base is performing since it excludes store openings and closings. Percentages represent changes in comparable store sales versus the same period in the prior year.

Various factors affect comparable store sales, including the number of stores we open or close, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, and the cannibalization of existing store sales by new stores. Among other things, weather conditions can affect comparable store sales because inclement weather can require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

	Comparable Store Net Sales Performance
(In local currencies)	2005	2004	2003
Toys “R” Us – U.S.	(1.4)%	(3.7)%	(3.6)%
Toys “R” Us – International (1)	3.1%	0.6%	2.1%
Babies “R” Us	5.7%	2.2%	2.8%

(1)	Includes wholly-owned operations only.

	Divisional Store Count
		Increase /		Increase /
	2005	(Decrease)	2004	(Decrease)	2003
Toys “R” Us – U.S.	671	(10)	681	(4)	685
Toys “R” Us – International (1)	641	40	601	27	574
Babies “R” Us	230	13	217	19	198
Kids “R” Us	—	—	—	(44)	44

Total	1,542	43	1,499	(2)	1,501

(1)	Includes 305 wholly-owned and 336 licensed and franchised stores as of January 28, 2006; 299 wholly-owned and 302 licensed and franchised stores as of January 29, 2005; and 293 wholly-owned and 281 licensed and franchised stores as of January 31, 2004.

Net (Loss) Earnings

	Consolidated Net (Loss) Earnings
		Increase /		Increase /
(In millions)	2005	(Decrease)	2004	(Decrease)	2003
Net (loss) earnings	$(384)	$(636)	$252	$189	$63

2005 compared to 2004

We generated a net loss of $384 million in 2005 compared to net earnings of $252 million in 2004, primarily due to charges of $410 million related to the Merger Transaction in 2005 and higher interest expenses of $264 million as a result of increased borrowings related to the Merger Transaction in 2005, as well as contract settlement fees and other expenses of $22 million. In addition, we incurred $22 million of accelerated depreciation related to our announced Toys “R” Us – U.S. store closings and $34 million of restructuring and other charges for 2005. Refer to Notes 2 and 5 to the Consolidated Financial Statements entitled “MERGER TRANSACTION” and “RESTRUCTURING AND OTHER CHARGES,” respectively, for further details on these charges. The change in net (loss) earnings in 2005 was partially offset by the net tax benefit of $62 million and the net earnings generated by the additional net sales of $175 million in 2005 compared to 2004.

2004 compared to 2003

Consolidated net earnings increased by $189 million to $252 million in 2004 compared to $63 million in 2003, primarily due to a reduction of $94 million in our 2004 selling, general and administrative expenses compared to 2003 as well as a net tax benefit of $89 million in 2004 compared to 2003 as a result of the reversal of previously accrued income taxes. Additionally, reduced restructuring and other charges of $59 million in 2004 compared to 2003 contributed to higher net earnings for 2004. These amounts were partially offset by the reduced net earnings from the decrease of $220 million in net sales in 2004 compared to 2003. Our 2004 consolidated financial statements were impacted by the adoption of the provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-10, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”). Beginning in the first quarter of 2004, sales have been recorded net of coupons that were redeemed. Under the provisions of EITF 03-10, when we receive credits and allowances from vendors for coupons related to events that meet the direct offset requirements of EITF 03-10, we recognize the related reimbursement as a reduction of cost of sales, during the period of redemption. Our 2003 consolidated financial statements have been restated as permitted by the provisions of EITF 03-10.

We receive credits and allowances that are related to formal agreements negotiated with our vendors. These credits and allowances are predominantly for cooperative advertising, promotions, and volume related purchases.

Credits and allowances received from vendors that do not meet the direct offset requirements of EITF 03-10 have been recorded as a reduction of product costs in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Our 2004 and 2003 consolidated financial statements were impacted by the implementation of EITF 02-16. We adopted the provisions of EITF 02-16 at the beginning of 2003. Under this guidance, amounts received from vendors are considered a reduction of product cost, unless certain restrictive provisions are met. EITF 02-16 was effective for all new arrangements, and modifications to existing arrangements, entered into after December 31, 2002. Beginning in 2003, we began to treat cooperative advertising arrangements as a reduction of product cost. For further details on the impact of adoption of EITF 02-16 and EITF 03-10 refer to Note 4 to the Consolidated Financial Statements entitled “CHANGES IN ACCOUNTING.” The adoption of EITF 02-16 and EITF 03-10 had no impact on our consolidated statements of cash flows.

Our consolidated financial statements for 2004 and 2003 also include restructuring and other charges, some of which are recorded in cost of sales. In addition, our consolidated financial statements for 2003 include depreciation that was accelerated during the closing periods of the Kids “R” Us stores. Refer to Note 5 to the Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES” for further details.

Consolidated Net Sales

2005 compared to 2004

	Net Sales
(In millions)	2005	% of net sales	2004	% of net sales	Percentage Growth/(Decline)
Toys “R” Us – U.S.	$5,975	53.0%	$6,104	55.0%	(2.1)%
Toys “R” Us – International	2,793	24.8%	2,739	24.7%	2.0%
Babies “R” Us	2,078	18.4%	1,863	16.8%	11.5%
Toysrus.com	429	3.8%	366	3.3%	17.2%
Kids “R” Us (1)	—	—	28	0.2%	(100.0)%

Total net sales	$11,275	100.0%	$11,100	100.0%	1.6%

(1)	Reflects the effect of our decision to close all of our freestanding Kids “R” Us stores, as previously announced on November 17, 2003.

Consolidated net sales increased by 1.6% to $11.3 billion in 2005 from $11.1 billion in 2004. Excluding the impact of foreign currency translation that decreased net sales for 2005 by $61 million, and a $28 million decline in net sales associated with the previously announced Kids “R” Us store closings, total net sales increased by $264 million, or 2.4%, compared to 2004.

The increase in net sales for 2005 was primarily the result of net sales increases in our Babies “R” Us division of 11.5% to $2.1 billion, and net sales increases in our International division of 4.2% to $2.9 billion (excluding the effect of currency translation). These increases in net sales in our Babies “R” Us and International division were primarily due to the addition of 13 Babies “R” Us stores in the United States and the opening of ten wholly-owned international stores in 2005, slightly offset by the closures of four wholly-owned international stores in 2005. In addition, comparable store net sales at our Babies “R” Us and International divisions showed favorable increases, as shown in the table above under “Comparable Store Net Sales Performance.” These increases were partially offset by net sales decreases in our Toys “R” Us – U.S. division primarily due to comparable store net sales declines of 1.4% in 2005.

Toys “R” Us – U.S.

Net sales for the Toys “R” Us – U.S. division decreased by $129 million, or 2.1%, to $5.98 billion compared to $6.10 billion in 2004. Net sales declines were primarily the result of a dramatic increase in the price of fuel and a soft video cycle anticipated before the release of new platforms. In addition, comparable store net sales at our Toys “R” Us – U.S. division declined 1.4% in 2005 compared to 2004. Video net sales declined approximately 7% compared to 2004. The closing of 10 U.S. toy stores during 2005 also negatively affected net sales in our Toys “R” Us – U.S. division by contributing approximately $34 million to the net sales declines. In addition, three hurricanes that impacted store performance in the Southeast, accounted for approximately $14 million of the net sales declines.

Toys “R” Us – International

Net sales for the International division increased by $54 million, or 2.0%, for 2005, compared to 2004. Excluding the adverse effects of $61 million of foreign currency translation, net sales for the International division increased by $115 million, or 4.2%, for 2005 versus 2004. The increase in net sales was driven by increases in comparable store net sales of 3.1% due to strong net sales in our core toy, learning, and juvenile products categories, partially offset by a decrease in net sales in our video games and consumer electronics categories. The opening of ten wholly-owned international stores, slightly offset by the closure of four wholly-owned international stores, also contributed to our sales growth in 2005.

Babies “R” Us

Net sales for the Babies “R” Us division increased by $215 million, or 11.5%, for 2005 compared to 2004, primarily as a result of a 5.7% increase in comparable store net sales as well as the contribution of approximately $31.7 million in net sales from the additional 13 new stores opened in 2005. Our diaper/formula, gifts, bedding, health and beauty aids, infant care, and wood furniture categories all had double-digit net sales increases. The net sales increase was also driven by the impact of enhanced advertising events.

Toysrus.com

Net sales at Toysrus.com increased by $63 million, or 17.2%, for 2005 compared to 2004. The net sales increase was driven by approximately 13% growth in total orders and a 5% increase in average order dollar value, which contributed to a 27% growth in baby product sales, and 17% growth in toy sales, partially offset by a 5% decline in video game sales.

2004 compared to 2003

	Net Sales
(In millions)	2004	% of net sales	2003	% of net sales	Percentage Growth/(Decline)
Toys “R” Us – U.S.	$6,104	55.0%	$6,326	55.9%	(3.5)%
Toys “R” Us – International	2,739	24.7%	2,470	21.8%	10.9%
Babies “R” Us	1,863	16.8%	1,738	15.3%	7.2%
Toysrus.com	366	3.3%	371	3.3%	(1.3)%
Kids “R” Us (1)	28	0.2%	415	3.7%	(93.3)%

Total net sales	$11,100	100.0%	$11,320	100.0%	(1.9)%

(1)	Reflects the effect of our decision to close all of our freestanding Kids “R” Us stores, as previously announced on November 17, 2003.

Consolidated net sales decreased by 1.9% to $11.1 billion in 2004 from $11.3 billion in 2003. Excluding the impact of foreign currency translation that increased net sales for 2004 by $227 million, and a $387 million decline in net sales associated with the previously announced Kids “R” Us store closings, total net sales decreased by $60 million, or 0.6%, compared to 2003.

The decrease in net sales for 2004 was primarily the result of declines in comparable store net sales at the Toys “R” Us – U.S. division, which posted comparable store sales declines of 3.7% for 2004. These decreases in net sales were partially offset by net sales increases in our Babies “R” Us division of 7.2% to $1.9 billion in 2004, and net sales increases in our International division of 1.7% (excluding the effect of currency translation) to $2.5 billion in 2004. These increases in net sales in our Babies “R” Us and International divisions were primarily due to the addition of 19 Babies “R” Us stores in the United States and seven wholly-owned international stores in 2004. In addition, comparable store net sales at our Babies “R” Us and International divisions showed favorable increases, as shown in the table above under “Comparable Store Net Sales Performance.”

Overall net sales decreases in 2004 were primarily attributable to soft sales in the Toys “R” Us – U.S. division, resulting from decreases in net sales of video game products of 8.9% in 2004. These declines reflected price deflation of video game products associated with increased competition and the continued maturation of this category.

Toys “R” Us – U.S.

Net sales for the Toys “R” Us – U.S. division decreased by $222 million, or 3.5%, to $6.1 billion in 2004 compared to 2003. Comparable store net sales at our Toys “R” Us – U.S. division declined 3.7% in 2004. Net sales were impacted by a 9% decline in video hardware and games due to maturing platforms. An overall decline in most juvenile categories, most significantly baby gear, also contributed to the net sales decline. In addition, we experienced sales declines in our action figures, Barbie and Barbie accessories, and games and collectible cards categories.

Toys “R” Us – International

Net sales for the International division increased by $269 million, or 10.9%, for 2004 compared to 2003. Excluding the effects of $227 million of foreign currency translation, net sales for the International division increased $42 million, or 1.7%, for 2004 versus 2003. The increase in net sales was driven by increases in comparable store net sales of 0.6%, as well as from strong net sales in learning and juvenile products. In addition, the opening of seven new wholly-owned international stores, slightly offset by the closure of five wholly-owned international stores, contributed to our sales growth.

Babies “R” Us

Net sales for the Babies “R” Us division increased by $125 million, or 7.2%, for 2004 compared to 2003, driven by a 2.2% increase in comparable store net sales as well as the contribution of approximately $32.9 million in net sales from the addition of 19 new stores in 2004. The increase in net sales was also driven by strong net sales in diaper/formula, juvenile accessories, baby gear, and apparel categories.

Toysrus.com

Net sales at Toysrus.com decreased by $5 million, or 1.3%, for 2004 compared to 2003. The net sales decrease was the result of the November 1, 2003 sale of Toysrus.com’s entire 55% investment in the common stock of Toysrus.com – Japan to Toys “R” Us – Japan, subsequent to which the financial statements of Toysrus.com – Japan were consolidated into the results of Toys “R” Us – Japan and no longer in our results. Excluding the sales of Toysrus.com – Japan, net sales increased by 3.4% compared to 2003.

Cost of Sales and Gross Margin

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

The following costs are included in “Cost of Sales:”

•	The cost of acquired merchandise from vendors;

•	Freight in;

•	Markdowns;

•	Provision for inventory shortages; and

•	Credits and allowances from our merchandise vendors.

Consolidated Gross Margin

2005 compared to 2004

	Gross Margin
(In millions)	2005	% of net sales	2004	% of net sales
Toys “R” Us – U.S.	$1,678	28.1%	$1,771	29.0%
Toys “R” Us – International	1,026	36.7%	1,006	36.7%
Babies “R” Us	791	38.1%	706	37.9%
Toysrus.com	128	29.8%	108	29.5%
Kids “R” Us (1)	—	—	3	10.7%

Total gross margin	$3,623	32.1%	$3,594	32.4%

(1)	Reflects the effect of our decision to close all of our freestanding Kids “R” Us stores, as previously announced on November 17, 2003.

Consolidated gross margin, as a percentage of net sales, in 2005 decreased by 0.3 percentage points, but increased in absolute dollars by $29 million, compared to 2004. Gross margin for 2004 included $157 million in inventory markdowns which negatively impacted gross margin as a percentage of net sales by 1.4 percentage points in 2004. These markdowns affected our Toys “R” Us, International and Kids “R” Us divisions by $132 million, $15 million, and $10 million, respectively. Excluding the impact of the markdowns, gross margin as a percentage of net sales decreased 1.7 percentage points, or $128 million, in 2005 compared to 2004. The decrease in gross margin was attributable to increased price competitiveness and increased promotions and markdowns to maintain inventory quality.

Toys “R” Us – U.S.

Gross margin as a percentage of net sales for Toys “R” Us – U.S. decreased by 0.9 percentage points, or $93 million, compared to 2004. Gross margin for 2004, included a special $132 million charge related to an initiative to liquidate selected older store inventory which negatively impacted gross margin as a percentage of net sales by 2.2 percentage points in 2004.

Excluding the impact of the 2004 inventory initiative, gross margin as a percentage of net sales for 2005 decreased 3.1 percentage points, or $225 million, compared to 2004.

The decrease in gross margin as a percentage of net sales was mainly due to promotional efforts built around stringent inventory management efforts to minimize slow-moving, low-return inventory. Promotional markdowns were approximately $102 million higher than 2004 which helped drive inventory levels for the Toys “R” Us – U.S. down by approximately $360 million year over year. This was in part due to increased response rates to direct mail offerings and gift card promotions. The increase in promotional markdowns reduced gross margin as a percentage of net sales by 1.7 percentage points. In addition, we recorded $41 million in inventory markdowns and liquidator fees related to our announced Toys “R” Us – U.S. store closings as detailed further in Note 5 to the Consolidated Financial Statements entitled, “RESTRUCTURING AND OTHER CHARGES.” This reduced gross margin as a percentage of net sales by 0.7 percentage points in 2005. The decrease in gross margin dollars was also attributable to the overall net sales decline of $129 million in 2005, which reduced gross margin dollars by approximately $43 million. Also, lower inventory purchases reduced the amount of volume rebates, which reduced gross margin dollars by approximately $38 million in 2005. This reduced gross margin as a percentage of net sales by 0.6 percentage points.

Toys “R” Us – International

Gross margin as a percentage of net sales for Toys “R” Us – International in 2005 remained flat compared to 2004, but increased in absolute dollars by $20 million. Gross margin for 2004 included special inventory markdowns of $15 million related to an initiative to liquidate selected older store inventory. The inventory markdowns negatively impacted gross margin as a percentage of net sales by 0.6 percentage points for 2004. Excluding the effect of inventory markdowns in 2004, gross margin as a percentage of net sales for the International division decreased 0.6 percentage points, but increased in absolute dollar value by $5 million, for 2005 compared to 2004.

The decrease in 2005 gross margin compared to 2004 as a percentage of net sales (excluding the impact of the special $15 million inventory markdown taken in 2004), was primarily due to a 0.4 percentage point decline in our initial markup, due to product mix and currency impact, coupled with a 0.4 percentage point increase in regular markdowns, partially offset by a 0.2 percentage point improvement in inventory shortage.

Babies “R” Us

Gross margin as a percentage of net sales for Babies “R” Us in 2005 increased by 0.2 percentage points, or $85 million, compared to 2004. The increase in gross margin as a percentage of net sales was the result of improved overall initial markup of 0.4 percentage points driven by the diaper/formula and infant care categories offset by product mix and lower margin on imports of 0.5 percentage points. An increase of 0.2 percentage points in supplier promotional support and purchase allowances also contributed to the improvement. The increase in gross margin as percentage of sales was also attributable to the overall net sales increase of $215 million in 2005 compared to 2004, which increased gross margin dollars by approximately $80 million.

Toysrus.com

Gross margin as a percentage of net sales for Toysrus.com in 2005 increased by 0.3 percentage points, or $20 million, compared to 2004. The increase in gross margin as a percentage of net sales was primarily due to a continued shift of business toward higher margin baby products, such as infant bedding, wooden furniture, infant care, and baby accessories, all posting double-digit sales increases compared to 2004.

2004 compared to 2003

	Gross Margin
(In millions)	2004	% of net sales	2003	% of net sales
Toys “R” Us – U.S.	$1,771	29.0%	$1,918	30.3%
Toys “R” Us – International	1,006	36.7%	869	35.2%
Babies “R” Us	706	37.9%	654	37.6%
Toysrus.com	108	29.5%	102	27.5%
Kids “R” Us (1)	3	10.7%	131	31.6%

Total gross margin	$3,594	32.4%	$3,674	32.5%

(1)	Reflects the effect of our decision to close all of our freestanding Kids “R” Us stores, as previously announced on November 17, 2003.

Consolidated gross margin, as a percentage of net sales, decreased by 0.1 percentage points to 32.4% during 2004, and included the unfavorable impact of $157 million in inventory markdowns recorded in 2004 primarily to liquidate selected older toy store inventory and therefore enhance store productivity and supply chain efficiency. The markdowns were also intended to accelerate inventory turnover and generate additional cash flow. These markdowns affected our Toys “R” Us – U.S., International and Kids “R” Us divisions. Excluding the unfavorable impact of these inventory markdowns, consolidated gross margin was 33.8% for 2004.

Consolidated gross margin for 2003 included the unfavorable impact of the initial implementation of the provisions of EITF 03-10 and EITF 02-16 of $74 million. In addition, consolidated gross margin for 2003 included store closing inventory markdowns of $49 million related to the closing of the Kids “R” Us and Imaginarium freestanding stores.

Excluding the impact of inventory markdowns in 2004 and 2003, as well as the initial implementation impact of EITF 03-10 and EITF 02-16 in 2003, consolidated gross margin, as a percentage of net sales, increased by 0.3 percentage points to 33.8% for 2004. The increases in gross margin of 0.3 percentage points in 2004 reflected the impact of a favorable shift in the sales mix, driven in part by sales increases in higher margin exclusive and licensed product lines.

Toys “R” Us – U.S.

Gross margin as a percentage of net sales for the Toys “R” Us – U.S. division was 29.0% for 2004 compared to 30.3% for 2003. Gross margin for 2004 included a special $132 million unfavorable charge related to a 2004 initiative to liquidate selected older store inventory. The decline in gross margin for 2004 was attributable to the impact of this initiative. This initial change represented an unfavorable impact of 2.2 percentage points for 2004. Excluding the unfavorable impact of this initiative, gross margin increased from 30.3% in 2003 to 31.2% in 2004.

The 2003 gross margin of 30.3% for the Toys “R” Us – U.S. division included an unfavorable impact of $53 million due to the initial implementation of the provisions of EITF 03-10 and EITF 02-16. The implementation of these provisions adversely affected gross margin for 2003 by 0.9 percentage points. Excluding the effect of inventory markdowns in 2004 and the effect of the implementation of EITF 03-10 and EITF 02-16 in 2003, gross margin for the Toys “R” Us division for 2004 remained in line with 2003 at 31.2%.

Toys “R” Us – International

The International division reported an increase in gross margin of 1.5 percentage points to 36.7% for 2004 up from 35.2% for 2003. Gross margin for 2004 included inventory markdowns of $15 million, which adversely affected gross margin by 0.6 percentage points. Excluding the effect of inventory markdowns, gross margin was 37.3% for 2004.

Gross margin for 2003 for the International division included the implementation effects of EITF 03-10 and EITF 02-16. Implementation of these provisions adversely affected gross margin for 2003 by 0.6 percentage points. Excluding the effect of inventory markdowns in 2004 and the effect of implementation of EITF 03-10 and EITF 02-16 in 2003, gross margin for the International division increased by 1.5 percentage points in 2004. These increases reflected the effects of favorable shifts in sales mix offset by a highly promotional and competitive environment in most of our foreign markets.

Babies “R” Us

Babies “R” Us reported a 0.3 percentage point increase in gross margin to 37.9% of net sales for 2004. Gross margin for 2003 for the Babies “R” Us division included the unfavorable impact of the initial implementation of the provisions of EITF 03-10 and EITF 02-16 of $6 million. The implementation of these provisions adversely affected gross margin for 2003 by 0.4 percentage points.

Toysrus.com

Toysrus.com reported an increase of 2.0 percentage points in gross margin as a percentage of net sales to 29.5% compared to 2003. The inventory markdowns and the implementation of EITF 03-10 and EITF 02-16 did not affect gross margin at Toysrus.com. The increase in gross margin for Toysrus.com in 2004 reflected a favorable shift of business from lower margin video game products to higher margin baby and toy products, as well as lower markdowns due to improved inventory management.

Selling, General and Administrative Expenses

The following are the types of costs included in SG&A expenses:

•	Store payroll and related payroll benefits;

•	Rent and other store operating expenses;

•	Advertising expenses;

•	Costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and

•	Other corporate-related expenses.

2005 compared to 2004

	Selling, General and Administrative Expenses
(In millions)	2005	% of net sales	2004	% of net sales
Toys “R” Us Consolidated	$2,899	25.7%	$2,932	26.4%

Consolidated SG&A expenses, as a percentage of net sales, decreased by 0.7 percentage points, or $33 million, for 2005 compared to 2004. The decrease in SG&A expenses, as a percentage of net sales compared to 2004, was partially due to the decrease in the Toys “R” Us – U.S. division’s SG&A expenses, including savings in advertising, payroll expenses and overhead charges. Payroll savings were primarily driven by lower hourly payroll and related payroll taxes as a result of lower sales, lower medical costs and a lower bonus payout. These savings were partially offset by increases in, higher facility maintenance costs, higher utility costs and higher property taxes as well as the Babies “R” Us division’s higher distribution center and store support center costs primarily due to new store growth and to support higher store for store sales. Fixed expenses were leveraged by large sales increases in the Toysrus.com division, which resulted in a decrease in SG&A as a percentage of sales.

2004 compared to 2003

	Selling, General and Administrative Expenses
(In millions)	2004	% of net sales	2003	% of net sales
Toys “R” Us Consolidated	$2,932	26.4%	$3,026	26.7%

Consolidated SG&A expense as a percentage of net sales for 2004 decreased by 0.3 percentage points compared to 2003. The decrease for 2004 reflected a $68 million reduction in payroll and related benefits as a result of our decision to close the Kids “R” Us division. In addition, the decrease reflected net proceeds from a settlement with MasterCard and Visa of $20 million in 2004. In addition, we recorded a $14 million gain for the sale of real estate of our former toy store in Santa Monica, California in 2004. These savings were offset by additional expenditures that we incurred during 2004 related to our strategic review initiative and Sarbanes-Oxley compliance totaling $29 million. Consolidated SG&A for 2004 included adjustments related to straight-line rent expense of $2 million.

Transaction and related costs

We recorded expenses of $410 million in 2005 which reflected $148 million of expenses to execute the Merger Transaction, $222 million of stock compensation costs associated with the Merger Transaction related to stock options and restricted stock as well as $40 million of severance, bonuses and related payroll taxes.

Contract settlement fees and other

Contract settlement fees and other was $22 million for the fifty-two weeks ended January 28, 2006. This amount resulted from the loss on early extinguishment of debt of $7 million related to the purchase of the notes associated with our equity security units and a contract settlement fee of $15 million related to the early termination of our synthetic lease of our Global Store Support Center in Wayne, New Jersey.

Depreciation and Amortization

2005 compared to 2004

	Depreciation and Amortization
(In millions)	2005	% of net sales	2004	% of net sales
Toys “R” Us Consolidated	$400	3.5%	$354	3.2%

Depreciation and amortization was $400 million in 2005 versus $354 million in 2004. Depreciation for 2005 included $22 million in accelerated depreciation related to our announced Toys “R” Us – U.S. store closings as detailed in Note 5 to the Consolidated Financial Statements, entitled “RESTRUCTURING AND OTHER CHARGES.” The increase in depreciation and amortization is also attributed to an increase of $16 million in capital expenditures from $269 million in 2004 to $285 million in 2005.

2004 compared to 2003

	Depreciation and Amortization
(In millions)	2004	% of net sales	2003	% of net sales
Toys “R” Us Consolidated	$354	3.2%	$368	3.3%

Depreciation and amortization was $354 million in 2004 versus $368 million in 2003. Depreciation for both 2004 and 2003 included the effect of shorter depreciation or amortization periods for leasehold improvements, which increased expenses by $21 million and $20 million, respectively. Depreciation for 2004 also included the effect of the sale of the Kids “R” Us real estate during 2004 which decreased depreciation by approximately $15 million. Depreciation and amortization for 2003 also included $24 million of depreciation recorded during the fourth quarter of 2003 that was accelerated through the closing periods for the freestanding Kids “R” Us and Imaginarium stores.

Interest Expense

2005 compared to 2004

	Interest Expense
(In millions)	2005	% of net sales	2004	% of net sales
Toys “R” Us Consolidated	$394	3.5%	$130	1.2%

Interest expense, as a percentage of net sales, increased by 2.3 percentage points, or $264 million, for 2005 compared to 2004. This increase was primarily due to the substantial increased borrowings as a result of the Merger Transaction as well as increased short-term interest rates on our floating rate debt. In addition, interest expense for 2005 included $90 million of deferred financing cost amortization incurred in connection with borrowings related to the Merger Transaction. As a result of the substantial borrowings we entered into as a part of the Merger Transaction, we anticipate that interest expense will remain high in the foreseeable future.

2004 compared to 2003

	Interest Expense
(In millions)	2004	% of net sales	2003	% of net sales
Toys “R” Us Consolidated	$130	1.2%	$142	1.3%

Interest expense, as a percentage of net sales, decreased by 0.1 percentage points, or $12 million, for 2004 compared to 2003. The $12 million decrease in 2004 was comprised of a $42 million reduction in interest expense as a result of long-term debt principal repayments offset by an $18 million increase in interest expense related to the annualizing of long-term debt issued during 2003, and a $12 million increase due to rising short-term interest rates.

Interest Income

2005 compared to 2004

	Interest Income
(In millions)	2005	% of net sales	2004	% of net sales
Toys “R” Us Consolidated	$31	0.3%	$19	0.2%

Interest income, as a percentage of net sales, increased by 0.1 percentage points, or $12 million for 2005 compared to 2004. This increase was a result of higher interest rates on our investments partially offset by decreased average cash balances.

2004 compared to 2003

	Interest Income
(In millions)	2004	% of net sales	2003	% of net sales
Toys “R” Us Consolidated	$19	0.2%	$18	0.2%

Interest income, as a percentage of net sales remained flat for 2004 compared to 2003. While we experienced a decrease in our average cash balances, it was offset by higher interest rates on our investments.

Income Taxes

2005 compared to 2004

During 2005 and 2004, the effective tax rates were (24.0)% and (30.4)%, respectively. The primary reason for the change in the 2005 effective tax rate was due to the reversal of $200 million of tax reserves in 2004, as further described in Note 20 to the Consolidated Financial Statements entitled, “INCOME TAXES.”

2004 compared to 2003

During 2004 and 2003, the effective tax rates were (30.4)% and 32.0%, respectively. Our effective tax rate in 2004 reflects the tax benefit of a reversal of previously accrued income taxes of $200 million based on the settlement of an IRS audit, and a $54 million tax charge on the repatriation of previously indefinitely reinvested foreign earnings.

Foreign Currency Translation

Foreign currency translation had an unfavorable impact on our consolidated and international operating earnings for 2005 of $16 million, and a favorable impact on our consolidated and International operating earnings for 2004 and 2003 of $17 million and $20 million, respectively. The 2005 impact resulted in a decrease in operating earnings for the International division of 7%. Conversely, for 2004 and 2003, operating earnings of the international division benefited, by 10% and 13% respectively. The unfavorable impact on consolidated net earnings for 2005 was 5%. For 2004 and 2003, the favorable impact on consolidated net earnings was 8% and 5%, respectively.

Other

Inflation did not have a significant impact on our consolidated net earnings in 2005, 2004 or 2003.

RESTRUCTURING AND OTHER CHARGES

On January 5, 2006, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. As of January 28, 2006, we closed three of these stores. All of the remaining 84 stores were closed by April 2, 2006. Twelve of these stores will be converted into Babies “R” Us stores, resulting in the permanent closure of 75 stores. The decision to take this action resulted from a comprehensive review and evaluation of our U.S. stores over the last several months of 2005. We retained Gordon Brothers Retail Partners, LLC to assist us in connection with the orderly sale of the inventory in these stores.

In connection with the closing and conversion of these stores, we recorded $94 million of costs and charges during 2005. We estimate an additional $55 million of charges will be recorded in the first quarter of 2006. The $94 million of costs and charges include $41 million of inventory markdowns and liquidator fees that were recorded in cost of sales and $22 million of depreciation that was accelerated through the closing periods of the stores. The remaining $31 million of costs and charges are included in restructuring and other charges in the Consolidated Statement of Operations, and consist of $22 million relating to asset impairments, $1 million relating to lease commitments, and $8 million relating to severance costs. As a result of the store closings, approximately 3,000 employee positions have been eliminated.

On August 11, 2004, we announced our intention to restructure our Global Store Support Center operations in Wayne, New Jersey. As a result, we recorded termination costs of $14 million associated with this action in the second quarter of 2004 and additional net costs of $7 million in the second half of 2004. Of these total charges, $13 million were recorded in restructuring and other charges related to severance and lease commitments, and charges of $8 million were recorded in selling, general and administrative expenses, comprised of $2 million for payroll-related costs and $6 million for stock option compensation charges resulting from modifications to stock option agreements for the severed executives. As of January 28, 2006, $1 million of reserves for termination costs remain to complete this initiative.

On November 17, 2003, we announced our decision to close all 146 of the remaining freestanding Kids “R” Us stores and all 36 of the freestanding Imaginarium stores, as well as three distribution centers that support these stores due to deterioration in their financial performance. On March 2, 2004, we entered into an agreement with Office Depot, Inc. (“Office Depot”) under which Office Depot agreed to acquire 124 of the former Kids “R” Us stores for $197 million in cash, before commissions and fees, plus the assumption of lease payments and other obligations. Twenty-four properties were subsequently excluded from the agreement with Office Depot and these properties are being marketed for disposition or have been disposed of to date. As of January 28, 2006, all of the free standing Kids “R” Us and Imaginarium stores were closed. During 2005, we recorded a loss of $1 million on the sale of property and $2 million of vacancy-related costs. We expect to record additional charges for the accretion of interest related to vacancy costs for closed facilities until their disposition. Charges in connection with these initiatives may be subject to revision for changes in estimates.

In 2001, we recorded net charges of $184 million to close a number of stores, to eliminate a number of staff positions, and to consolidate five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. During 2005, we incurred additional charges of $1 million related to store closings and utilized $13 million of reserves. This reduced our remaining reserves from $63 million at January 29, 2005 to $51 million at January 28, 2006.

We had $22 million of reserves remaining at January 28, 2006, from restructuring charges previously recorded in 1998 and 1995, primarily for long-term lease commitments, that will be utilized in 2006 and thereafter. During 2005, we recorded a net reversal of $1 million resulting from adjustments to lease shortfall reserves.

Refer to Note 5 to the Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES” for further details.

LIQUIDITY AND CAPITAL RESOURCES

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our revolving credit facilities. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is received for the holiday selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are financing construction of new stores, remodeling existing stores, debt servicing, completing restructuring initiatives and providing for working capital, which principally represents the purchase of inventory.

We have been able to meet our cash needs principally by using cash on hand, cash flows from operations, our variable rate revolving credit facilities and the multicurrency revolving facilities.

Additionally, we have lines of credit with various banks to meet certain of the short-term financing needs of our foreign subsidiaries. At January 28, 2006, we had an unused amount of $2 billion under our secured revolving credit facility and a total of $343 million of unused amounts under our multi-currency revolving credit facilities (95 million British Pounds and 145 million Euro). As a result of our new borrowing arrangements following the Merger Transaction, effective July 21, 2005, we cancelled our previous unsecured $685 million credit facility.

We believe that cash generated from operations, along with our existing cash and revolving credit facilities, will be sufficient to fund our expected cash flow requirements, and planned capital expenditures for at least the next 12 months. In addition, we will consider additional sources of financing to fund our long-term growth.

(In millions)	2005	2004	2003
Toys “R” Us Consolidated
Net cash provided by operating activities	$671	$748	$797
Net cash provided by (used in) investing activities	573	(477)	(774)
Net cash (used in) provided by financing activities	(1,488)	(476)	422
Effect of exchange rate fluctuations on cash	(7)	25	(40)

Net (decrease) increase in cash and equivalents	$(251)	$(180)	$405

Net cash provided by operating activities	$671	$748	$797
Less: Capital expenditures	(285)	(269)	(262)

Free cash flow	$386	$479	$535

Free cash flow is a non-GAAP measure. We believe free cash flow is an important metric, as it represents a measure of how profitable a company is on a cash basis after the deduction of capital expenses, as most retail companies require regular capital expenditures to build and maintain stores and purchase new equipment to keep the business growing. We use this metric internally as we believe our sustained ability to increase free cash flow is an important driver of value creation.

Cash flows from operating activities

(In millions)	2005	2004	2003
Net (loss) earnings	$(384)	$252	$63
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	400	354	368
Other non-cash reconciling adjustments	332	(33)	83
Decrease in merchandise inventories	387	221	133
Other changes in operating assets and liabilities	(64)	(46)	150

Net cash provided by operating activities	$671	$748	$797

Net cash provided by operating activities for 2005 was $671 million, a decrease of $77 million compared to 2004, due primarily to the increased net loss as a result of transaction costs related to the Merger, increased interest payments on new borrowings we incurred in connection with the Merger, decline in the income tax benefit, and losses on early extinguishment of debt and contract settlement fees.

Net cash provided by operating activities for 2004 was $748 million and included the favorable impact of an increase in year on year earnings, reduced inventory levels resulting from continued inventory management improvement, and the reduction in cash invested in prepaid and other operating assets driven primarily by a reduction in the over-funding of the Company’s supplemental executive retirement program assets of $35 million. These benefits were offset by non-cash income related to the reversal of approximately $200 million in income tax reserves related to settlement of certain IRS audits.

Net cash provided by operating activities for 2003 reflected an increase of $222 million resulting from favorable variances for inventory, accounts receivable and accounts payable brought about by improved inventory and cash flow management and the effect of inventory liquidation at our Kids “R” Us stores. Inventories at Kids “R” Us decreased by $83 million to $4 million during 2003, and were liquidated as the remaining freestanding stores closed during the first half of 2004. In addition, cash flow from operating activities for 2003 reflected the effect of the non-cash portion of restructuring and other charges of $63 million for the year.

Cash flows from investing activities

(In millions)	2005	2004	2003
Capital expenditures	$(285)	$(269)	$(262)
Sale (purchase) of short-term investments and other	953	(382)	(572)
Purchase of SB Toys, Inc.	—	(42)	—
(Increase) decrease in restricted cash	(107)	—	60
Proceeds from sale of fixed assets	12	216	—

Net cash provided by (used in) investing activities	$573	$(477)	$(774)

Net cash provided by investing activities was $573 million for 2005. The increase was primarily due to proceeds from the sale of $953 million of our short-term investments. This increase was partially offset by the $16 million increase in capital expenditures in 2005, as well as an increase of $107 million in restricted cash which serves as collateral for certain property financings we entered into during 2005. Capital expenditures in 2005 included the cost related to the opening of 13 new Babies “R” Us stores in the United States, 10 new wholly-owned International toy stores, as well as a $112 million payment to purchase the Wayne Global Store Support Center, which was previously leased.

Cash flows used in investing activities for 2004 decreased by $297 million. The decrease was driven by the receipt of net proceeds from the sale of Kids “R” Us assets of $157 million, the net proceeds from the sale of our store in Santa Monica, California of $24 million, $15 million related to the sale of one of our former Store Support Center locations and an additional $20 million related to the sale of other fixed assets. In addition, our investment in short term and other securities decreased by $190 million versus 2003. These decreases were partially offset by $42 million related to the acquisition of SB Toys, Inc., previously a minority shareholder in Toysrus.com. Capital expenditures of $269 million for the opening of 19 new Babies “R” Us stores and one new toy store in the United States, seven new wholly-owned international toy stores, as well as on-going maintenance and improvement capital expenditures, were in line with 2003.

Cash flows used in investing activities for 2003 increased by $379 million. This increase was due to higher investments in short term and other securities of $572 million. Capital expenditures of $262 million for the opening of 16 new Babies “R” Us stores, six new wholly-owned international toy stores, information technology projects, and on-going maintenance and improvement capital expenditures were $133 million lower as compared to 2002. This decrease was due to the completion of the Mission Possible formatting during 2002.

In addition, our capital expenditures in each of the preceding three years included costs to improve and enhance our information technology systems.

During 2006, we plan to continue to expand our Babies “R” Us store base in the United States and our Toys “R” Us store base abroad. However, we can provide no assurance that this expansion will occur.

Cash flows from financing activities

(In millions)	2005	2004	2003
Short-term and long-term borrowings	$7,329	$—	$792
Short-term and long-term repayments	(3,700)	(503)	(370)
Repurchase of common stock	(5,891)	—	—
Repurchase of stock options and restricted stock	(227)	—	—
Capital contributed by affiliate	1,279	—	—
Other financing activities, net	(278)	27	—

Net cash (used in) provided by financing activities	$(1,488)	$(476)	$422

Net cash used in financing activities was $1,488 million for 2005 reflecting the proceeds from our long-term debt borrowings of $7,004 million, our short-term debt borrowings of $325 million, capital contributions by our affiliates of $1,279 million, total proceeds of $107 million related to the issuance of common stock and the exercise of stock options. These cash inflows were offset by the repurchase of common stock under the Merger Transaction of $5,891 million, debt repayments of $3,700 million, repurchase of options and restricted stock of $227 million, repurchase of equity security units and warrants of $130 million, and capitalized debt issuance costs of $255 million.

Net cash flow used in financing activities in 2004 included the payment of $466 million to retire our 500 million Euro-denominated bonds.

Net cash flow from financing activities in 2003 included the net proceeds of $792 million from notes issued under a “shelf” registration statement filed with the Securities and Exchange Commission. Long-term debt repayments in 2003 included $342 million to retire our 475 million Swiss Franc note that matured on January 28, 2004.

As part of the Merger Transaction, during 2005, we made the following significant changes to our debt structure:

•	$1.0 Billion European Facilities Agreement and £95 Million and €145 Million Multi-Currency Revolving Credit Facilities. On July 21, 2005, Toys “R” Us (UK) Limited, our indirect wholly-owned subsidiary, entered into a senior facilities agreement with a syndicate of financial institutions. Under the agreement, a $1.0 billion bridge facility and multi-currency revolving credit facilities in an amount of up to £95 million and €145 million, respectively, were made available to Toys “R” Us (UK) Limited and other European affiliates of Toys “R” Us (UK) Limited. The facilities are, to the extent legally possible, guaranteed by Toys “R” Us (UK) Limited’s immediate holding company, Toys “R” Us Europe, LLC, and their respective material subsidiaries, and secured by a lien over assets of the borrowers and guarantors under the facilities. The $1.0 billion bridge facility had a scheduled maturity of July 21, 2006. The revolving credit facilities have a scheduled maturity of July 21, 2010. If the borrowings outstanding under the bridge facility were to exceed $857 million at the maturity date, $282 million could have been converted into a 5 1/2 year senior facility, and $575 million could have been converted into a six-year senior facility. Any remaining borrowings in excess of $857 million would have been due upon maturity. The bridge facility has an annual interest rate of LIBOR plus 1.50% and/or EURIBOR plus 1.50%. As of January 28, 2006, we had borrowed the full amount of $1.0 billion on the bridge facility. Following the end of fiscal 2005, on February 9, 2006, we repaid all of the outstanding borrowings under the bridge facility using property financing as well as available funds. We classified $122 million of the bridge facility as current portion of long-term debt, as this amount was paid by using the available funds, and classified $886 million as long-term debt, as this amount was paid from the funds received from our property financing. Refer to Note 28 to the Consolidated Financial Statements, entitled “SUBSEQUENT EVENTS” for details on our new long-term financing arrangements. During 2005, we entered into various swap agreements to hedge our exposure related to these facilities. Refer to Note 13 to the Consolidated Financial Statements, entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.” The multi-currency revolving credit facilities carry an annual interest rate of LIBOR plus 1.50% and/or EURIBOR plus 1.50%. We had no borrowings under the revolving credit facilities as of January 28, 2006.

The bridge facility and multi-currency revolving credit facilities agreement contains covenants, including, among other things, covenants that restrict the ability of Toys “R” Us (UK) Limited, Toys “R” Us Europe, LLC, and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. In addition, for so long as the $1.0 billion bridge facility remained outstanding, Toys “R” Us Europe, LLC was required to comply with certain financial covenants, including requirements to maintain a ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to net interest payable of not less than 2.0:1.0 and a ratio of consolidated total net debt to consolidated EBITDA of no greater than 6.5:1.0. Following repayment of the bridge facility, the minimum ratio of consolidated EBITDA to net interest payable required under the facility will increase to 4.0:1.0 and the maximum ratio of consolidated total net debt to consolidated EBITDA required under the facility will decrease to 4.0:1.0 for the third accounting quarter in each fiscal year and 2.75:1.0 for the first, second and fourth accounting quarters. At January 28, 2006, prior to the repayment of the bridge facility, Toys “R” Us Europe, LLC’s ratio of consolidated EBITDA to net interest payable was 6.4:1.0 and Toys “R” Us Europe, LLC’s ratio of consolidated total net debt to consolidated EBITDA was 4.6:1.0.

•	$800 Million Secured Real Estate Loans. On July 21, 2005, certain indirect wholly owned subsidiaries entered into mortgage loan agreements totaling $800 million, carrying annual weighted average interest rates of LIBOR plus 1.30%. Each of these loan agreements has a two-year term and provides for three one-year extensions at the election of the borrower. Direct and indirect interests in certain real property located in the United States secured the loans. As of January 28, 2006, we had $800 million outstanding under these loan agreements.

The loan agreements contain covenants, including, among other things, covenants that restrict the ability of the borrowers to incur additional indebtedness, create or permit liens on assets or engage in mergers or consolidations, commingle assets with affiliates, amend organizational documents, and initiate zoning reclassification of any portion of the secured property. In addition, these covenants restrict certain transfers of, and the creation of liens on, direct or indirect interests in the borrowers except in specified circumstances. The debt is subject to mandatory prepayment as specified in the loan agreements.

•	$1.3 Billion New Holdco Credit Agreement. On December 9, 2005, TRU 2005 RE Holding Co. I, LLC, our indirect wholly-owned subsidiary, entered into a credit agreement with a syndicate of financial institutions, pursuant to which we borrowed $1.3 billion. We used a portion of the proceeds to repay approximately $927 million of existing indebtedness under the bridge loan agreement, dated as of July 21, 2005, described above. The remainder of the proceeds from the transaction, after establishing a restricted cash account of $107 million as collateral, was used to pay expenses in connection with the transaction and to reduce existing indebtedness under a revolving credit facility. The loan has an interest rate of either 3.00% plus LIBOR or 2.00% plus the higher of (i) 0.50% in excess of the overnight Federal funds rate and (ii) the prime lending rate. Concurrently with the making of the loan, we entered into an interest rate cap agreement to effectively cap the interest rate on LIBOR at 7.50% for the initial term of the loan. The loan is secured in part by certain cash accounts and contract rights. The initial maturity date is December 9, 2008. The credit agreement provides for two maturity date extension options to December 8, 2009 and December 7, 2010, respectively. The credit agreement contains covenants, including, among other things, covenants that restrict the ability of the borrower or the guarantors, which are our indirect wholly-owned subsidiaries Wayne Real Estate Company, LLC, MAP Real Estate, LLC, TRU 2005 RE I, LLC, and TRU 2005 RE II Trust, to create or permit liens on assets, incur additional indebtedness, modify or terminate the master lease that these companies have with Toys “R” Us – Delaware, Inc. (“Toys-Delaware”) or engage in mergers or consolidations. In addition, these covenants restrict certain transfers of, and the creation of liens on, direct or indirect interests in the borrower and the guarantors. The credit agreement has a three-year term and provides for two one-year extensions at the election of the borrower. This credit agreement contains certain borrowing base conditions related to the real property assets owned by the guarantors, which, if the assets cease to comply with such conditions, could result in a required repayment of all or a portion of the loan.

•

$2 Billion Secured Revolving Credit Facility. On July 21, 2005, we, including Toys-Delaware, our direct wholly-owned subsidiary, Toys “R” Us (Canada) Ltd / Toys “R” Us (Canada) Ltee, our indirect wholly-owned subsidiary, and certain other domestic subsidiaries entered into a $2.0 billion five-year secured revolving credit facility, carrying an annual interest rate of LIBOR plus 1.75%-3.75%, with a syndicate of financial institutions. The credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends or repurchase capital stock or make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. The revolving credit facility also requires that Toys-Delaware maintain a minimum excess availability of $125 million, meaning that the borrowing base (generally consisting of specified percentages of eligible inventory, credit card receivables and certain real estate less any applicable availability reserves) must exceed the amount of borrowings under the credit facility by a minimum of $125 million. Pricing for the facility is tiered based on levels of excess availability.

As of January 28, 2006, we had no borrowings under this facility and had $165 million of letters of credit outstanding. On July 21, 2005, we cancelled our previous unsecured credit facility of $685 million, which had no outstanding balances.

Borrowings under this secured revolving credit facility are made and/or guaranteed by Toys-Delaware and certain of its subsidiaries and are secured by the tangible and intangible assets (with specified exceptions) of the borrowers, Babiesrus.com, LLC, Toysrus.com, Inc. and certain subsidiaries of Toys-Delaware. The debt is subject to mandatory prepayment provisions as specified in the credit agreement.

•	$1.9 Billion Unsecured Bridge Facility. On July 21, 2005, we entered into a bridge loan agreement with a syndicate of financial institutions. Upon consummation of the Merger Transaction, Toys-Delaware became the borrower under this agreement. The bridge loan agreement originally provided for a one-year term unsecured credit facility of $1.9 billion, carrying an annual interest rate of LIBOR plus 5.25%. Any outstanding bridge loans on July 21, 2006 (the “Conversion Date”) will be automatically converted into term loans with a six-year term (“Term Loans”). On and after the first anniversary of the Conversion Date, lenders collectively holding at least 51% of the Term Loans may elect to exchange their Term Loans for exchange notes, which will mature on July 21, 2012. On December 9, 2005, we repaid $927 million of the outstanding bridge loan balance in conjunction with the execution of the $1.3 Billion New Holdco Credit Agreement, details of which appear above. As of January 28, 2006, we had $973 million outstanding under our bridge loan agreement. The borrowings under the bridge loan agreement are guaranteed by Toys “R” Us, Inc. (until the bridge loans are converted to term loans on July 21, 2006), certain subsidiaries of Toys-Delaware, and certain other entities. In connection with the principal repayment, a pro-rata portion of previously capitalized transaction costs in the amount of approximately $32 million was expensed in 2005.

The bridge loan agreement contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations.

We entered into the following additional borrowings subsequent to our year ended January 28, 2006:

•

On January 23, 2006, Toys “R” Us Iberia Real Estate, S.L., our indirect wholly-owned subsidiary, entered into a secured loan agreement with a syndicate of financial institutions. The loan is secured by, among other things, selected Spanish real estate, which has been or will be acquired by the borrower. On February 1, 2006, the loan agreement was drawn down, and pursuant to which we borrowed €135.1 million. The maturity date for the loan is February 1, 2013. The loan has an interest rate of 1.50% plus mandatory costs plus EURIBOR. We have entered into hedging arrangements whereby we have fixed the interest under the loan at 4.505% plus mandatory costs per annum. The loan agreement contains covenants, including, among other things, covenants that restrict the ability of the borrower to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan also requires the company to maintain an interest coverage ratio of 110%. On January 23, 2006, Toys “R” Us France Real Estate SAS, our indirect wholly-owned subsidiary, entered into a secured loan agreement with a syndicate of financial institutions. The loan is secured by, among other things, selected

French real estate, which has been or will be acquired by the borrower. On February 1, 2006, the loan agreement was drawn down, and pursuant to which we borrowed €65.2 million. The maturity date for the loan is February 1, 2013. The loan has an interest rate of 1.50% plus mandatory costs plus EURIBOR. We have entered into hedging arrangements whereby we have effectively fixed the interest under the loan at 4.505% plus mandatory costs per annum. The loan agreement contains covenants, including, among other things, covenants that restrict the ability of the borrower to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan also requires the company to maintain an interest coverage ratio of 110%.

•	On February 8, 2006, Toys “R” Us Properties (UK) Limited (“Toys Properties”), our indirect wholly-owned subsidiary, entered into a credit agreement with Vanwall Finance PLC as the Issuer and as Senior Lender and The Royal Bank of Scotland PLC as Junior Lender, which included a series of Secured Senior Loans comprising an initial principal amount of approximately £347.0 million and a Junior Loan comprising an initial principal amount of up to £62.4 million. The Senior Lender and Junior Lender have also agreed to provide an aggregate of approximately £10.8 million in additional loans under specified conditions. The loans are secured by, among other things, selected UK real estate, which has been or will be acquired by the borrower. The credit agreement contains customary covenants, including, among other things, covenants that restrict the ability of Toys Properties to incur certain additional indebtedness, create or permit liens on assets, dispose of or acquire further property, vary or terminate the lease agreements, conclude further leases or engage in mergers or consolidations. The credit agreement has a seven-year term and Toys Properties is required to repay the loans in part in quarterly installments from the first anniversary date. The final maturity date is April 7, 2013. The credit agreement also contains various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the credit agreement, cross default provisions, the failure of representations and warranties contained in the Credit Agreement to be true and certain insolvency events with respect to Toys Properties. The Senior Loan bears interest at an annual rate of mandatory costs plus 4.5575% plus a margin ranging from 0.28% to 1.50% and the Junior Loan bears interest at an annual rate of mandatory costs plus LIBOR plus a margin of 2.25%. Toys Properties has entered into hedging arrangements in relation to its floating rate exposure under the credit agreement, whereby Toys Properties effectively fixed the interest under the Junior Loan at 6.8075% plus mandatory costs per annum. The proceeds from the above-described U.K. transaction, together with other available funds, were used to repay all of the outstanding indebtedness under the bridge facility component of the Senior Facilities Agreement entered into by Toys “R” Us (UK) Limited on July 21, 2005 and to pay part of the transaction costs. In connection with the financing transaction, we revised our estimated amortization period of the $1.0 billion European bridge facility deferred transaction costs and, as a result, recorded an additional $27 million in amortization expense in the thirteen-week period ended January 28, 2006.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of operating leases related to real estate used in the operation of our business, and long-term debt. Below are the operating leases and principal amounts due under long-term debt issuances, as well as other obligations:

Contractual Obligations at January 28, 2006

	Payments Due By Period
(In millions)	2006	2007-2008	2009-2010	2011 and thereafter	Total
Operating leases	$328	$606	$536	$1,256	$2,726
Less: sub-leases to third parties	25	41	25	63	154

Net operating lease obligations	303	565	511	1,193	2,572
Capital lease obligations	4	6	1	1	12
Interest payments (a)	392	630	425	644	2,091
Long-term debt	403	2,150	—	3,359	5,912
Purchase obligations (b)	1,051	—	—	—	1,051
Guarantees (c)	6	12	12	14	44
Other (d)	130	139	113	8	390

Total contractual obligations	$2,289	$3,502	$1,062	$5,219	$12,072

(a)	$1.8 billion of debt was subject to fixed interest rates and $4.1 billion of debt was subject to variable interest rates. The interest payments in the table for the $4.1 billion of variable rate debt were based on the indexed interest rates in effect at January 28, 2006.
(b)	Purchase obligations consist primarily of open purchase orders for merchandise that are not included in our consolidated balance sheet as of January 28, 2006. Certain of these open purchase orders allow us to cancel the order without recourse.
(c)	We are the guarantor of various loans to Toys “R” Us – Japan from third parties in Japan. For further details see Note 9 to the Consolidated Financial Statements entitled “INVESTMENT IN TOYS “R” US – JAPAN.”
(d)	Includes minimum royalty obligations, pension obligations, risk management liabilities, and other general obligations.

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

We currently have a $2 billion secured credit facility from a syndicate of financial institutions. The credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets, subject to specific exclusions. Additionally, we have multi-currency revolving credit facilities in an amount of up to £95 million and €145 million, which are secured by a lien over certain assets. We had a $685 million unsecured committed revolving credit facility from a syndicate of financial institutions on January 29, 2005, which we terminated on July 21, 2005. There were no outstanding loan balances under these credit facilities at the end of 2005, 2004 or 2003. Additionally, we have lines of credit with various banks to meet certain of the short-term financing needs of our foreign subsidiaries.

Credit Ratings

On October 21, 2005, Standard & Poor’s revised our corporate credit rating to B-, a two-level downgrade from our previous rating of B+. On October 17, 2005, Moody’s revised our corporate credit rating to B2, a one-level downgrade from our previous rating of B1. These current ratings are considered non-investment grade. Our current ratings are as follows:

	Moody’s	Standard and Poor’s
Long-term debt	B2	B-
Outlook	Negative	Stable

Other credit ratings for our debt are available; however, we have disclosed only the ratings of the two largest nationally recognized statistical rating organizations.

Our current credit ratings, as well as future rating agency actions, could (1) negatively impact our ability to finance our operations on satisfactory terms, and (2) have the effect of increasing our financing costs. Our debt instruments do not contain provisions requiring acceleration of payment upon a debt rating downgrade.

In connection with the financing transactions undertaken or planned as a result of the Merger Transaction, it is possible that the rating agencies will further revise the ratings in respect of our outstanding debt securities. At this time, we are unable to predict the ratings to be so assigned to our outstanding debt by the rating agencies.

OFF-BALANCE SHEET ARRANGEMENTS

Our Global Store Support Center facility in Wayne, New Jersey was originally financed under a lease arrangement commonly referred to as a “synthetic lease.” Under this lease, unrelated third parties arranged by Wachovia Development Corporation, a multi-purpose real estate investment company, funded the acquisition and construction of the facility. On June 1, 2005, we purchased our Global Store Support Center facility for a purchase price of $128.8 million pursuant to the purchase election option under the lease arrangement.

We guarantee 80% of Toys “R” Us – Japan’s three installment loans from a third party in Japan, totaling 6.5 billion yen ($56 million). See Note 9 to the Consolidated Financial Statements entitled “INVESTMENT IN TOYS “R” US – JAPAN” for a further discussion on these guarantees.

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

Merchandise Inventories:

Merchandise inventories for the Toys “R” Us – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method and represent approximately 52% of total merchandise inventories. All other merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method.

We receive various types of merchandise and other types of allowances from our vendors based on negotiated terms. We use estimates at interim periods to record our provisions for inventory shortage, to adjust certain inventories to a LIFO basis, and to record merchandise allowances from our vendors. These estimates are based on the development of the cost-to-retail ratios (estimated average markup percentages for product categories), consumer price index data, estimated inventory turnover, and the accounting for retail price adjustments. These estimates are based on available data and are adjusted to actual amounts at the completion of our physical inventories, finalization of all vendor allowance agreements, and the closing of our books at the end of our fiscal year. In addition, we perform an inventory-aging analysis for determining obsolete inventory. Our policy to write down inventory to its net realizable value is based on various management’s assumptions. Among them is the establishment of criteria to identify and write down obsolete inventory based on the type and the inventory’s receipt date. Inventory is reviewed on an interim basis and adjusted as appropriate to reflect write-downs determined to be necessary.

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

Excess Facilities and Long-lived Assets Impairment:

Based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Reserves are established at the point of closure for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Two key assumptions in calculating the reserve include the timeframe expected to terminate lease agreements and estimation of other related exit costs. If actual timing and potential termination costs differ from our estimates, the resulting reserves could vary from recorded amounts. Reserves are reviewed periodically and adjusted, when necessary.

We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores for which undiscounted current cash flows from operations are negative, or the construction costs are significantly in excess of the amount originally expected. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, employment rates, lease escalations, inflation on operating expenses and the overall economics of the retail industry for up to 20 years in the future, and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based upon future cash flows (discounted at a rate that approximates our weighted average cost of capital) or other reasonable estimates of fair market value.

Goodwill is evaluated for impairment annually under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires us to estimate future cash flows to measure the recoverability of goodwill. Future indicators of impairment for long-lived assets, other than goodwill, could result in asset impairment charges. In addition, while we have concluded that our goodwill of $359 million as of January 28, 2006 will be fully recoverable in future periods, changes in estimated future cash flows could require us to record impairment charges on goodwill.

Self-Insured Liabilities:

We insure a substantial portion of our workers’ compensation, general liability, auto liability and property insurance risks through a wholly-owned insurance subsidiary, in addition to third party insurance coverage. Provisions for losses related to self-insured risks are based upon independent actuarially determined estimates. We maintain stop-loss coverage to limit the exposure related to certain risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs.

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

Gains and losses from derivative financial instruments are largely offset by gains and losses on the underlying transactions. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings. Generally, the contract terms of hedge instruments closely mirror those of the item being hedged, providing a high degree of risk reduction and correlation. At January 28, 2006, we recorded derivative assets of $9 million and derivative liabilities of $2 million.

We intend to continue to meet the conditions for hedge accounting. However, if hedges were not to be highly effective in offsetting cash flows attributable to the hedged risk, the changes in the fair value of the derivatives used as hedges could have an impact on our consolidated financial statements. Assuming that all derivatives at January 28, 2006 were deemed ineffective, our consolidated pre-tax earnings would be favorably impacted by $7 million.

Revenue Recognition:

Revenue is recognized for retail sales at the point of sale in the store and for purchases from our website, when the merchandise is shipped and risk of ownership transfers. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period based on historical return experience and changes in customer demand.

Income Taxes:

The Company’s provision for income taxes is based on a number of factors, including our income, permanent differences, temporary differences, statutory tax rates and credits, tax reserves, and valuation allowances, by legal entity and jurisdiction. A schedule of the current and deferred provision for income taxes is included in Note 20 to the Consolidated Financial Statements entitled “INCOME TAXES.”

The Company’s effective tax rate is determined by dividing the provision for income taxes by our (loss) earnings before income taxes. Our effective tax rate is based on our income, statutory tax rates, valuation allowances, permanent items, and various tax planning opportunities available to us, by jurisdiction. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. A reconciliation of the effective tax rate to the statutory 35% U.S. federal income tax rate is included in Note 20 to the Consolidated Financial Statements entitled “INCOME TAXES.”

The Company establishes tax reserves when, despite the belief that our tax return positions are fully supportable, it is probable we may not succeed in defending our positions. We adjust these reserves, as well as the related interest, based on the latest facts and circumstances, including progress made during the course of a tax audit. U.S. federal, foreign, and state tax authorities regularly examine the Company’s tax returns. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of, any particular tax position or deduction, we believe that our reserves reflect the probable outcome of known tax contingencies. The Company maintains its tax reserves in the Income taxes payable account.

Tax law and accounting rules often differ as to the timing and treatment of certain items of income and expense. As a result, the tax rate reflected in our tax return (our current or cash tax rate) is different than the tax rate reflected in our consolidated financial statements. Some of the differences are permanent, while other differences are temporary as they reverse over time. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in a future tax return for which we have already recorded a tax benefit in our current financial statements. An example would be a loss carry forward for federal, foreign or state tax purposes. We establish valuation allowances for our deferred tax assets when we believe it is more likely than not that the expected future taxable income or tax thereon will not support the use of a deduction or credit. An example would be a valuation allowance for the tax benefit associated with a loss carryover in a tax jurisdiction that the Company does not expect to generate sufficient taxable income to utilize the loss carryover. Deferred tax liabilities generally represent items that can be deducted currently on the tax return and will be expensed in our consolidated financial statements in a future year. An example would be accelerated depreciation on fixed assets where the Company has deducted more depreciation in the tax return that was expensed in the consolidated financial statements. The Company maintains the current and non-current portion of its deferred tax assets in the Prepaid expenses, derivatives and other current assets, and the Other assets accounts, respectively, and maintains the current and non-current portion of its deferred tax liabilities in the Accrued expenses and other current liabilities, and Deferred income tax accounts, respectively. Schedules showing the major temporary differences that give rise to the deferred tax assets and deferred tax liabilities are included in Note 20 to the Consolidated Financial Statements entitled “INCOME TAXES.”

During 2005, management determined that the Company would no longer permanently reinvest any of its foreign earnings outside the United States. As such, we have established deferred U.S. income tax on the current and cumulative earnings of our foreign subsidiaries.

Stock-Based Compensation

We account for stock options using the intrinsic method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Options Issued to Employees” (“APB 25”) and its related interpretations. We typically issue options with exercise prices equal to the market price of the stock at the date of grant and therefore do not recognize stock compensation expense for these grants. However, certain post-merger grants whose defined vesting schedules were considered to be not substantive or which were considered as replacement awards for cancelled grants have been accounted for as variable awards. In addition, for awards where a contingent event giving rise to a put right on options is within the control of the employee, the related options are accounted for as a variable liability award. Compensation costs on awards requiring variable plan accounting are estimated and recorded each period until the measurement date. We recognized stock-based compensation expense of $222 million in connection with the Merger and recapitalization. Refer to Note 12 to the Consolidated Financial Statements entitled “STOCK-BASED COMPENSATION” for further details.

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” requires the disclosure of pro forma net income determined as if we had adopted the fair value method. Under SFAS 123, the estimated fair value of stock options is calculated through the use of option pricing models and is amortized to expense over the options’ vesting period. These models require subjective assumptions, including expected life, which affect the calculated values.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 27 to the Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a discussion of recent accounting pronouncements and their impact on our consolidated financial statements.

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

Our foreign currency exposure is primarily concentrated in the United Kingdom and Continental Europe, Canada, Australia and Japan. We face currency exposures that arise from translating the results of our worldwide operations into U.S. dollars from exchange rates that have fluctuated from the beginning of the period. We also face transactional currency exposures relating to merchandise that we purchase in foreign currencies. We enter into forward exchange contracts to minimize and manage the currency risks associated with these transactions. The counter-parties to these contracts are highly rated financial institutions and we do not have significant exposure to any single counter-party. Gains or losses on these derivative instruments are largely offset by the gains or losses on the underlying hedged transactions. For foreign currency derivative instruments, market risk is determined by calculating the impact on fair value of an assumed one-time change in foreign exchange rates relative to the U.S. dollar. Fair values were estimated based on market prices, where available, or dealer quotes. With respect to derivative instruments outstanding at January 28, 2006, a 10% appreciation of the U.S. dollar would have no impact on pre-tax earnings in 2005 and would increase comprehensive income in 2005 by $15 million, while a 10% depreciation of the U.S. dollar would have no impact on pre-tax earnings in 2005 and would decrease comprehensive income in 2005 by $13 million. Comparatively, considering our derivative instruments outstanding at January 29, 2005, a 10% appreciation of the U.S. dollar would have increased pre-tax earnings in 2004 by $1 million and increased comprehensive income in 2004 by $19 million, while a 10% depreciation of the U.S. dollar would have decreased pre-tax earnings in 2004 by $1 million and decreased comprehensive income in 2004 by $21 million. Considering our derivative instruments outstanding at January 31, 2004, a 10% appreciation of the U.S. dollar would have increased comprehensive income in 2003 by $19 million, while a 10% depreciation of the U.S. dollar would have decreased comprehensive income in 2003 by $19 million.

We are faced with interest rate risks resulting from interest rate fluctuations. We have a variety of fixed and variable rate debt instruments. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt and have entered into interest rate swaps to maintain that balance. For interest rate derivative instruments, market risk is determined by calculating the impact to fair value of an assumed one-time change in interest rates across all maturities. Fair values were estimated based on market prices where available or dealer quotes. A change in interest rates on variable rate debt impacts earnings, cash flow and the fair value of debt. A change in interest rates on fixed rate debt does not impact the fair value of debt, earnings or cash flow. Based on our overall interest rate exposure related to floating rate debt outstanding at January 28, 2006, January 29, 2005, and January 31, 2004, a 1% increase in interest rates would have had an unfavorable annualized impact on pre-tax earnings of $31 million in 2005, $20 million in 2004, and $20 million in 2003. A 1% decrease in interest rates would have had a favorable annualized impact on pre-tax earnings of $31 million in 2005, $20 million in 2004, and $20 million in 2003. A 1% increase in interest rates would not impact the carrying value of our long-term debt at January 28, 2006. At January 29, 2005, a 1% increase in interest rates would decrease the fair value of our long-term debt by approximately $98 million, respectively. A 1% decrease in interest rates would not impact the carrying value of our long-term debt at January 28, 2006. At January 29, 2005, a 1% decrease in interest rates would increase the fair value of our long-term debt by approximately $107 million, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Toys “R” Us, Inc.:

We have audited the accompanying consolidated balance sheet of Toys “R” Us, Inc. and subsidiaries (the “Company”) as of January 28, 2006, and the related consolidated statements of operations, stockholder’s (deficit) equity, and cash flows for the fifty-two week period ended January 28, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2006, and the results of its operation and its cash flows for the fifty-two week period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the financial information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/    Deloitte & Touche LLP

New York, New York

April 28, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Toys “R” Us, Inc.

We have audited the accompanying consolidated balance sheets of Toys “R” Us, Inc. and subsidiaries as of January 29, 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years ended January 29, 2005 and January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toys “R” Us, Inc. and subsidiaries at January 29, 2005, and the consolidated results of their operations and their cash flows for the years ended January 29, 2005 and January 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its financial statements for the years ended January 29, 2005 and January 31, 2004 to correct its accounting for leases and leasehold improvements.

As discussed in Note 4 to the consolidated financial statements, in the year ended January 29, 2005, the Company adopted EITF 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” retroactive to February 2, 2003. In the year ended January 31, 2004, the Company adopted the provisions of EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” effective February 2, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Toys “R” Us, Inc.’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 28, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

New York, New York

April 28, 2005

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Operations

	52 Weeks Ended
(In millions)	January 28, 2006	January 29, 2005	January 31, 2004
			(As restated)
Net sales	$11,275	$11,100	$11,320
Cost of sales	7,652	7,506	7,646

Gross margin	3,623	3,594	3,674
Selling, general and administrative expenses	2,899	2,932	3,026
Transaction and related costs	410	—	—
Depreciation and amortization	400	354	368
Restructuring and other charges	34	4	63
Contract settlement fees and other	22	—	—

Total operating expenses	3,765	3,290	3,457

Operating (loss) earnings	(142)	304	217
Other (expense) income:
Interest expense	(394)	(130)	(142)
Interest income	31	19	18

(Loss) earnings before income taxes	(505)	193	93
Income tax (benefit) expense	(121)	(59)	30

Net (loss) earnings	$(384)	$252	$63

See Notes to Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions)	January 28, 2006	January 29, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$981	$1,232
Short-term investments	—	953
Accounts and other receivables	218	171
Merchandise inventories	1,488	1,884
Net property assets held for sale	—	7
Prepaid expenses, derivative assets and other current assets	216	160

Total current assets	2,903	4,407

Property and equipment:
Real estate, net	2,386	2,393
Other, net	1,789	1,946

Total property and equipment	4,175	4,339
Goodwill	359	353
Deferred tax assets	457	426
Restricted cash	107	—
Other assets	365	243

	$8,366	$9,768

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$1,118	$1,023
Accrued expenses and other current liabilities	900	881
Income taxes payable	130	245
Current portion of long-term debt	407	452

Total current liabilities	2,555	2,601

Long-term debt	5,540	1,860
Deferred tax liabilities	531	485
Deferred rent liabilities	260	269
Other non-current liabilities	204	228

Stockholders’ (Deficit) Equity
Common Stock	—	30
Additional paid-in-capital	—	405
(Deficit) retained earnings	(669)	5,560
Accumulated other comprehensive loss	(55)	(7)
Unearned compensation	—	(5)
Treasury shares, at cost	—	(1,658)

Total stockholders’ (deficit) equity	(724)	4,325

	$8,366	$9,768

See Notes to Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	52 Weeks Ended
(In millions)	January 28, 2006	January 29, 2005	January 31, 2004 (As restated)
Cash Flows from Operating Activities:
Net (loss) earnings	$(384)	$252	$63
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	400	354	368
Amortization of restricted stock	16	7	10
Amortization of debt issuance costs	90	—	—
Stock compensation expenses arising from cash settlement	195	—	—
Deferred income taxes	(80)	(40)	27
Stock option compensation expense	17	6	—
Minority interest in Toysrus.com	—	(6)	(8)
Proceeds received from settlement of derivatives	34	—	—
Non-cash portion of restructuring and other charges	34	4	63
Equity in loss of Toys “R” Us – Japan, net of dividend	10	(11)	(16)
Other	16	7	7
Changes in operating assets and liabilities:
Accounts and other receivables	(51)	(3)	58
Merchandise inventories	387	221	133
Prepaid expenses and other operating assets	(13)	76	28
Accounts payable, accrued expenses and other liabilities	112	(45)	117
Income taxes payable	(112)	(74)	(53)

Net cash provided by operating activities	671	748	797

Cash Flows from Investing Activities:
Capital expenditures	(285)	(269)	(262)
Proceeds from sale (purchase) of short-term investments	953	(382)	(572)
Purchase of SB Toys, Inc.	—	(42)	—
(Increase) decrease in restricted cash	(107)	—	60
Proceeds from sale of fixed assets	12	216	—

Net cash provided by (used in) investing activities	573	(477)	(774)

Cash Flows from Financing Activities:
Long-term debt borrowings	7,004	—	792
Short-term debt borrowings	325	—	—
Long-term debt repayment	(3,526)	(503)	(370)
Short-term debt repayment	(174)	—	—
Repurchase of common stock	(5,891)	—	—
Repurchase of stock options and restricted stock	(227)	—	—
Capital contributed by affiliate	1,279	—	—
Repurchase of equity security units and warrants	(130)	—	—
Proceeds received from exercise of stock options	87	27	—
Proceeds received from issuance of common stock	20	—	—
Capitalized debt issuance costs	(255)	—	—

Net cash (used in) provided by financing activities	(1,488)	(476)	422

Effect of exchange rate changes on cash and cash equivalents	(7)	25	(40)

Cash and Cash Equivalents:
(Decrease) increase during period	(251)	(180)	405
Beginning of period	1,232	1,412	1,007

End of period	$981	$1,232	$1,412

Supplemental Disclosures of Cash Flow Information:
Income taxes paid, net of refunds	$70	$27	$33
Interest paid	$272	$143	$117

See Notes to Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

	Common Stock				Additional paid-in-capital	Unamortized value of restricted stock	Accumulated other comprehensive loss	Retained earnings (deficit)	Total stockholders’ equity (deficit)
	Issued		In Treasury
(In millions)	Shares	Amount	Shares	Amount
Balance, February 1, 2003 (as restated)	300.4	$30	(87.9)	$(1,722)	$414	$—	$(152)	$5,245	$3,815
Net earnings for the period	—	—	—	—	—	—	—	63	63
Foreign currency translation adjustments	—	—	—	—	—	—	105	—	105
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	—	(5)	—	(5)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(12)	—	(12)

Total comprehensive income									151
Issuance of restricted stock, net and other	—	—	1.1	15	(7)	—	—	—	8

Balance, January 31, 2004 (as restated)	300.4	$30	(86.8)	$(1,707)	$407	$—	$(64)	$5,308	$3,974

Net earnings for the period	—	—	—	—	—	—	—	252	252
Foreign currency translation adjustments	—	—	—	—	—	—	58	—	58
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	—	(3)	—	(3)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	2	—	2

Total comprehensive income									309
Exercise of stock options, net	—	—	1.9	37	(6)	—	—	—	31
Stock compensation expense	—	—	—	—	6	—	—	—	6
Issuance of restricted stock, net and other	—	—	0.4	12	(2)	(12)	—	—	(2)
Amortization of restricted stock	—	—	—	—	—	7	—	—	7

Balance, January 29, 2005	300.4	$30	(84.5)	$(1,658)	$405	$(5)	$(7)	$5,560	$4,325

Net loss for the period	—	—	—	—	—	—	—	(384)	(384)
Foreign currency translation adjustments	—	—	—	—	—	—	(63)	—	(63)
Unrealized gain on hedged transactions, net of tax	—	—	—	—	—	—	18	—	18
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(3)	—	(3)

Total comprehensive loss									(432)
Exercise of stock options, net	—	—	4.8	96	(9)	—	—	—	87
Tax benefit related to stock plan activities	—	—	—	—	16	—	—	—	16
Issuance of restricted stock, net and other	—	—	0.3	5	5	(11)	—	—	(1)
Amortization of restricted stock	—	—	—	—	—	16	—	—	16
Exercise of equity security units (“ESUs”)	—	—	0.9	19	1	—	—	—	20
Treasury stock repurchase	—	—	(221.0)	(5,891)	—	—	—	—	(5,891)
Contribution of capital by affiliate	—	—	—	—	1,279	—	—	—	1,279
Repurchase of options and awards, net of related compensation costs	—	—	—	(28)	15	—	—	—	(13)
Obligations for net cash settlement of awards and ESUs	—	—	—	—	(109)	—	—	—	(109)
Repurchase of ESUs and warrants	—	—	(0.9)	(21)	—	—	—	—	(21)
Cancellation of treasury stock	(300.4)	(30)	300.4	7,478	(1,603)	—	—	(5,845)	—

Balance, January 28, 2006 (1)	—	—	—	—	—	—	(55)	(669)	(724)

(1)	1,000 shares of common stock, par value $.01 per share, outstanding.

See Notes to Consolidated Financial Statements.

Toys “ R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Except as expressly indicated or unless the context otherwise requires, as used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries. We are the largest specialty retailer of toys in North America and the only national specialty retailer of baby-juvenile products in the United States. As of January 28, 2006, our business consists of 671 Toys “R” Us stores in the United States, 230 Babies “R” Us specialty baby-juvenile stores in the United States, 641 international stores in 31 countries, of which 625 are Toys “R” Us toy stores and 16 are Babies “R” Us stores. Included in the 641 stores are 336 licensed or franchised stores. Toysrus.com, our internet subsidiary, sells merchandise on the Internet through www.toysrus.com, www.babiesrus.com, www.imaginarium.com, www.sportsrus.com, and www.personalizedbyrus.com in the United States and www.toysrus.ca in Canada. Toys “R” Us, Inc. is incorporated in the state of Delaware.

Effective July 21, 2005, the Company became a wholly-owned subsidiary of Toys “R” Us Holdings, Inc. (“Holdings”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. We eliminated all material inter-company balances and transactions. We translated all assets and liabilities of foreign operations at current rates of exchange at the balance sheet date and translated the results of foreign operations at average rates in effect for the period. We show any unrealized translation gains or losses as a component of the line item accumulated other comprehensive (loss) income within the consolidated statements of stockholders’ (deficit) equity.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to the 52-week fiscal years below:

Fiscal Year	Number of Weeks	Ended
2005	52	January 28, 2006
2004	52	January 29, 2005
2003	52	January 31, 2004

Use of Estimates

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

Reclassifications

We have made certain reclassifications to prior period information to conform to current presentations. In 2004, we reclassified our auction rate securities and variable rate demand notes from cash and cash equivalents to

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

short-term investments for the current and prior years. We have also made corresponding adjustments to our consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. As of January 28, 2006, we no longer own auction rate securities or variable rate demand notes. The fair value of these investments at January 29, 2005 was $953 million.

We reclassified certain 2004 balances from cash and cash equivalents related to credit card receivables into accounts receivable. Accordingly, our cash and cash equivalents were reduced by $18 million as of January 29, 2005.

In the consolidated statements of cash flows for 2003, we reclassified $60 million in decreases to restricted cash from cash flows from financing activities to cash flows from investing activities.

Cash and Cash Equivalents

We consider our highly liquid investments with original maturities of less than three months to be cash equivalents. Book cash overdrafts issued but not yet presented to the bank for payment are reclassified to accounts payable.

Restricted Cash

Restricted cash primarily represents cash that serves as collateral and other cash that is restricted from withdrawal. As of January 28, 2006, restricted cash represents the restriction of $107 million, all of which serves as collateral for certain property financings we entered into during 2005. As of January 29, 2005, we had no restricted cash.

Merchandise Inventories

Merchandise inventories for the Toys “R” Us – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method and represent approximately 52% of total merchandise inventories. All other merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method.

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

For any store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the date the store is closed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

We review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment all stores for which current cash flows from operations are negative, or the construction costs are significantly in

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

excess of the amount originally expected. Impairment results when the carrying value of the assets exceeds the undiscounted future cash flows over the life of the lease. Our estimate of undiscounted future cash flows over the lease term is based upon our experience, historical operations of the stores and estimates of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, employment rates, lease escalations, inflation on operating expenses and the overall economics of the retail industry for up to 20 years in the future, and are therefore subject to variability and difficult to predict. If a long-lived asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The fair value is estimated based upon future cash flows (discounted at a rate that approximates our weighted average cost of capital) or other reasonable estimates of fair market value.

Insurance Risks

We insure a substantial portion of our workers’ compensation, general liability, auto liability and property insurance risks through a wholly owned insurance subsidiary, in addition to third party insurance coverage. Provisions for losses related to self-insured risks are based upon independent actuarially determined estimates. We maintain stop-loss coverage to limit the exposure related to certain risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs. As of January 28, 2006, we discounted a portion of our reserves for self-insurance risk related to our workers’ compensation insurance.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits and taxes, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments, refer to Note 25 entitled “COMMITMENTS AND CONTINGENCIES.”

Deferred Rent

The Company recognizes fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as a deferred lease liability.

Financial Instruments

We enter into forward foreign exchange contracts to minimize the risk associated with currency movement relating to our foreign subsidiaries. We recognize the gains and losses, which offset the movement in the underlying transactions, as part of such transactions. We recognize changes in fair value currently in earnings unless specific hedge accounting criteria are met. Pre-tax gross deferred unrealized losses on the forward contracts were $2 million and $2 million at January 28, 2006 and January 29, 2005, respectively. We include the related receivable, payable and deferred gain or loss in “other assets” and “other non-current liabilities” on the consolidated balance sheets.

At January 28, 2006, we had $294 million notional amount of short-term outstanding forward contracts maturing in 2006. At January 29, 2005, we had $335 million notional amount of short-term outstanding forward contracts that matured in fiscal 2005. We entered into these contracts with counter-parties that have high credit ratings and with which we have the contractual right to net forward currency settlements.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

We also enter into derivative financial arrangements to hedge interest rate risk associated with our long-term debt. We enter into interest rate swaps and/or caps to manage this interest rate risk. At January 28, 2006, we had interest rate caps on $2.1 billion of debt; these derivatives had a market value of less than $1 million. Additionally, we had interest rate swaps with a total notional value of $989 million; these swaps had a total market value of $8 million.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is as follows:

•	Australian Dollar for our subsidiary in Australia;

•	British Pound for our subsidiary in the United Kingdom;

•	Canadian dollar for our subsidiary in Canada;

•	Euro for subsidiaries in Austria, France, Germany, Spain, and Portugal; and

•	Swiss Franc for our subsidiary in Switzerland.

Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as other comprehensive income within shareholders’ equity. Gains and losses resulting from foreign currency transactions have not been significant and are included in selling, general and administrative expenses.

Consolidation of Variable Interest Entities

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN 46(R)”), “Consolidation of Variable Interest Entities.” Implementation of the provisions of FIN 46(R) was effective for the first reporting period after March 15, 2004. FIN 46(R) requires the consolidation of entities that are controlled by a company through interests other than voting interests. Under the requirements of this interpretation, an entity that maintains a majority of the risks or rewards associated with VIEs, also known as Special Purpose Entities, is viewed to be effectively in the same position as the parent in a parent-subsidiary relationship.

We have determined that we have not created or entered into any VIEs during the fiscal year that would require consolidation by us.

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

Reserve for Sales Returns

We reserve amounts for sales returns for estimated product returns by our guests based on that subsidiaries’ historical return experience, changes in customer demand, known returns we have not received, and other assumptions. The balance of our reserve for sales returns was $9 million for both 2005 and 2004.

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

Credits and Allowances Received from Vendors

We receive credits and allowances that are related to formal agreements negotiated with our vendors. These credits and allowances are predominantly for cooperative advertising, promotions, and volume related purchases. We treat credits and allowances, including cooperative advertising allowances, as a reduction of product cost in accordance with the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”).

We have also applied the provision of EITF Issue 03-10, “Application of EITF Issue No. 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”). EITF 03-10 applies to coupon arrangements entered into or modified after November 25, 2003. We adopted the provisions of EITF 03-10 beginning in 2004. Our 2005 and 2004 sales are recorded net of in store coupons that we redeemed. The transition provisions for EITF 03-10 provided for restatement of our comparable fiscal 2003 consolidated financial statements. Refer to Note 3 entitled “RESTATEMENT OF FINANCIAL STATEMENTS FOR ACCOUNTING FOR LEASES AND LEASEHOLD IMPROVEMENTS” and to Note 4 entitled “CHANGES IN ACCOUNTING” for further details on the impact on our results due to the adoption of EITF 03-10.

Advertising Costs

Gross advertising costs are recognized in selling, general and administrative expenses (“SG&A”) at the point of first broadcast or distribution and were $307 million in fiscal 2005, $336 million in fiscal 2004, and $364 million in fiscal 2003.

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

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

and all other post-implementation stage activities as they are incurred. We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over a useful life of five years, beginning when the software is ready for its intended use.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. We record reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

Stock-Based compensation

We account for stock options using the intrinsic method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Options Issued to Employees” (“APB 25”) and its related interpretations. We typically issue options with exercise prices equal to the market price of the stock at the date of grant and therefore do not recognize stock compensation expense for these grants. However, certain post-merger grants whose defined vesting schedules were considered to be not substantive or which were considered as replacement awards for cancelled grants have been accounted for as variable awards. In addition, for awards where a contingent event giving rise to a put right on options is within the control of the employee, the related options are accounted for as a variable award. Compensation costs on awards requiring variable plan accounting are estimated and recorded each period until the measurement date. We recognized stock-based compensation expense of $222 million in connection with the Merger and recapitalization. Refer to Note 12 entitled “STOCK-BASED COMPENSATION” for further details.

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” requires the disclosure of pro forma net income determined as if we had adopted the fair value method. Under SFAS 123, the estimated fair value of stock options is calculated through the use of option pricing models and is amortized to expense over the options’ vesting period. These models require subjective assumptions, including expected life, which affect the calculated values.

The following table illustrates the effect on net (loss) earnings had we applied the fair value recognition provision of SFAS 123:

(In millions)	2005	2004	2003 (as restated)
Net (loss) earnings – as reported	$(384)	$252	$63
Add: Total employee-related stock-based compensation expense, included in reported net earnings (loss), net of related taxes	143	8	6
Less: Total employee-related stock-based compensation expense determined under fair value based method for all awards, net of related taxes	(22)	(19)	(40)

Net (loss) earnings – pro forma	$(263)	$241	$29

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The weighted-average fair value at the date of grant for stock options granted during fiscal 2005, 2004 and 2003 were $5.76 per option, $4.96 per option and $2.86 per option, respectively. The Black-Scholes option-pricing model was used to estimate the fair value of each option on the date of grant except with respect to options granted after July 21, 2005 for which the minimum value method was used.

As there were a number of options granted during the years 2003 through 2005, a range of assumptions is provided below:

	2005	2004	2003
Expected stock price volatility (1)	0.000 – 0.237	0.302 – 0.458	0.473 – 0.548
Risk-free interest rate	3.8% – 4.5%	2.7% – 3.9%	2.3% – 3.4%
Weighted average expected life of options	6 years	5 years	5 years

(1)	Fair value is calculated using the minimum value method for the options granted after July 21, 2005.

The effects of applying SFAS 123 and the results obtained through the use of the Black-Scholes option-pricing model may be different than the results obtained by using other subjective assumptions.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-based Payment” (“SFAS 123(R)”), which replaces SFAS 123 and amends APB 25 and SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on fair value. SFAS 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required.

For private companies, SFAS 123(R) is effective for the first annual reporting period beginning after December 15, 2005. The Company adopted SFAS 123(R) as of the beginning of its fiscal year 2006 using the “prospective transition” method allowed for private companies. As described above, the Company will measure compensation costs related to its share-based awards under APB 25, as allowed by SFAS 123, and provides pro forma disclosure in the notes to the financial statements of the effects of accounting for share-based payments under SFAS 123, as required by that standard. As the intrinsic value method of APB 25 has rarely resulted in the recognition of expense in the Company’s financial statements related to the options granted prior to January 28, 2006, the Company expects the adoption of SFAS 123(R) to have an impact on its results of operations for options granted after adoption. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on the level of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net (loss) earnings.

NOTE 2 – MERGER TRANSACTION

On March 17, 2005, we entered into an Agreement and Plan of Merger, dated as of March 17, 2005 (the “Merger Agreement”), with Global Toys Acquisition, LLC (“Parent”) and Global Toys Acquisition Merger Sub, Inc. (“Acquisition Sub”) to sell our entire company to Parent and Acquisition Sub, which were entities directly and indirectly owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co., L.P., and Vornado Realty Trust (collectively, the “Sponsors”).

On July 21, 2005, the transaction was consummated by the Sponsors, along with a fourth investor, GB Holdings I, LLC (the “Fourth Investor”), an affiliate of Gordon Brothers, a consulting firm that is independent from and unaffiliated with the Sponsors and management, through a $6.6 billion merger of Acquisition Sub with

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

and into the Company, with the Company being the surviving corporation in the merger (the “Merger”). The Sponsors and the Fourth Investor are collectively referred to herein as the “Investors.” Under the Merger Agreement, the former holders of the Company’s common stock, par value $.10 per share, received $26.75 per share, or approximately $5.9 billion. In addition, approximately $766 million was used, among other things, to settle our equity security units, and our warrants and options to purchase common stock, restricted stock and restricted stock units, fees and expenses related to the merger, and severance, bonuses and related payroll taxes.

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

The following principal equity capitalization and financing transactions occurred in connection with the Merger Transaction:

•	Aggregate cash equity contributions of $1.3 billion were made by the Investors; and

•	We, directly or through our subsidiaries, entered into: (1) a new $2.0 billion secured revolving credit facility, of which $700 million was drawn at closing, (2) a new $1.9 billion unsecured bridge loan agreement, all of which was drawn at closing, (3) a new secured $1.0 billion European bridge loan facility and multi-currency revolving credit facilities in an amount of up to £95 million and €145 million, of which $1.0 billion was drawn at closing, and (4) $800 million of new mortgage loan agreements, all of which was drawn at closing. Refer to Notes 11, 13, 14 and 18 for further details on seasonal financing and long-term debt, derivative instruments and hedging activities, equity security units, and stock purchase warrants.

The proceeds from the equity capitalization and financing transactions, together with $1.2 billion of our available cash, were used to fund the:

•	Purchase of common stock outstanding of approximately $5.9 billion;

•	Purchase of all stock options, restricted stock, and restricted stock units of the Company under the terms of the Merger Agreement of approximately $227 million;

•	Settlement of our equity security units of approximately $114 million;

•	Purchase of all stock warrants of approximately $17 million;

•	Fees and expenses related to the Merger Transaction and the related financing transactions of approximately $368 million; and

•	Severance, bonuses and related payroll taxes of approximately $40 million.

For fiscal 2005, the fees and expenses related to the Merger Transaction and the related financing transactions principally consisted of advisory fees and expenses of $78 million, financing fees of $135 million, sponsor fees of $81 million, and other fees and expenses of $74 million. Of the $368 million of costs, approximately $243 million were expensed, $148 million as transaction related costs and $95 million as amortization of debt issuance cost, interest expense, and real estate taxes. The remaining amount of $125 million is capitalized debt issuance costs.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Transaction and related costs

We recorded expenses of $410 million for fiscal 2005. These costs reflect $148 million of expenses related to the Merger transaction, compensation expenses associated with the Merger Transaction related to stock options and restricted stock of $222 million, as well as severance, bonuses and related payroll taxes of $40 million.

For fiscal 2005, we capitalized $42 million in fees and expenses related to the Domestic New Holdco and European financing transactions. Refer to Notes 11 and 28 entitled, “SEASONAL FINANCING AND LONG TERM DEBT” and “SUBSEQUENT EVENTS,” respectively, for further details. As a result of the new financing transactions, we recognized approximately $59 million in accelerated amortization expense during fiscal 2005.

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

In connection with the Merger and the Inversion, effective as of July 21, 2005, the Company’s Certificate of Incorporation was amended to change the Company’s authorized common stock from 650,000,000 shares of common stock, par value $.10 per share, to 3,000 authorized shares of common stock, par value $.01 per share. As of January 28, 2006, there were 1,000 shares of common stock held by Holdings.

Executive Severance Obligations

In connection with the Merger Transaction, for fiscal 2005, we recorded $28.6 million of payments to senior executives whose employment with the Company ceased. Based upon current compensation levels at January 28, 2006, if all of the remaining senior executives who have retention agreements with the Company were separated and received the severance benefits specified under their respective agreements, our additional costs would be in the range of $28 million to $33 million.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENTS FOR ACCOUNTING FOR LEASES AND LEASEHOLD IMPROVEMENTS

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

Following is a summary of the cumulative effects of these changes on our consolidated statements of operations for fiscal year 2003. In addition, our consolidated statement of operations for the 2003 fiscal year also reflects the restatement adjustment for the implementation of EITF 03-10. Refer to Note 4 entitled “CHANGES IN ACCOUNTING” for further details.

	Consolidated Statement of Earnings
Year ended January 31, 2004 (In millions)	As restated	Lease adjustments		EITF 03-10 adjustments	As previously reported
Net sales	$11,320	$—		$(246)	$11,566
Cost of sales	7,646	—		(203)	7,849

Gross margin	3,674	—		(43)	3,717
Selling, general and administrative expenses	3,026	4		—	3,022
Depreciation and amortization	368	20		—	348
Restructuring and other charges	63	(22)		—	85

Total operating expenses	3,457	2		—	3,455

Operating earnings (loss)	217	(2)		(43)	262

Other (expense) income:
Interest expense	(142)	—		—	(142)
Interest and other income	18	—		—	18

Earnings (loss) before income taxes	93	(2)		(43)	138
Income tax (benefit) expense	30	(4	)(a)	(16)	50

Net earnings (loss)	$63	$2		$(27)	$88

(a)	Includes the benefit associated with the cumulative impact of the lease accounting restatement on the effective tax rate.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 4 – CHANGES IN ACCOUNTING

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

The provisions of EITF 02-16 and EITF 03-10 did not permit adoption through a cumulative effect adjustment at the beginning of 2003. As noted above, if we had been permitted to record a cumulative effect adjustment at the beginning of 2003, the unfavorable impact on 2003 earnings before income taxes would have been reduced by $74 million for the year ended January 31, 2004. The recognition of credits and allowances received from vendors for the current period effect noted above, and for all periods subsequent to 2003, will be driven by changes in vendor agreements, the amount of credits and allowances received from vendors, and changes in sales and inventory levels. The adoption of EITF 02-16 and EITF 03-10 had no net impact on our consolidated statements of cash flows.

NOTE 5 – RESTRUCTURING AND OTHER CHARGES

Our consolidated financial statements for fiscal 2005 included the following pre-tax charges related to restructuring initiatives from current and prior years, and are as follows:

(In millions)	Restructuring and other charges	Depreciation and amortization	Cost of Sales	SG&A	Total
2005 Initiatives	$31	$22	$41	$—	$94
2004 Initiatives	0	—	—	5	5
2003 Initiatives	3	—	—	—	3
2001 Initiatives	1	—	—	—	1
1995 and 1998 Initiatives	(1)	—	—	—	(1)

Total	$34	$22	$41	$5	$102

At January 28, 2006, we had total remaining reserves of $125 million to complete all of these restructuring initiatives. We believe that remaining reserves at January 28, 2006 are adequate to complete these initiatives and commitments. See below for a further discussion of individual restructuring initiatives and related charges and reserves.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2005 Initiatives

On January 5, 2006, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. As of January 28, 2006, we closed three of these stores. All of the remaining 84 stores were closed by April 2, 2006. Twelve of these stores will be converted into Babies “R” Us stores, resulting in the permanent closure of 75 stores. The decision to take this action resulted from a comprehensive review and evaluation of our U.S. stores during the second half of 2005. We retained Gordon Brothers Retail Partners, LLC to assist us in connection with the orderly sale of the inventory in these stores.

In connection with the closing and conversion of these stores, we recorded $94 million of costs and charges during 2005. We estimate an additional $55 million of charges will be recorded in the first quarter of 2006. The $94 million of costs and charges include $41 million of inventory markdowns and liquidator fees that were recorded in cost of sales and $22 million of depreciation that was accelerated through the closing periods of the stores. The remaining $31 million of costs and charges are included in restructuring and other charges in the Consolidated Statement of Operations, and consisted of $22 million relating to asset impairments, $1 million relating to lease commitments and $8 million relating to severance costs. As a result of the store closings, approximately 3,000 employee positions have been eliminated.

Details on the activity of charges and reserves for the fiscal year ended January 28, 2006 are as follows:

(In millions)	Initial Charge	Utilized	Balance at January 28, 2006
Lease commitments	$1	$—	$1
Asset impairment	22	(22)	—
Accelerated depreciation	22	(22)	—
Inventory markdowns and liquidator fees	41	(7)	34
Severance	8	—	8

Total remaining restructuring reserves	$94	$(51)	$43

2004 Initiatives

On August 11, 2004, we announced our intention to restructure our Global Store Support Center operations in Wayne, New Jersey. As a result, we recorded termination costs of $21 million associated with this action during 2004. Of these total charges, $13 million were recorded in restructuring and other charges related to severance and lease commitments, and charges of $8 million were recorded in selling, general and administrative expenses, comprised of $2 million for payroll-related costs and $6 million for stock option compensation charges resulting from modifications to stock option agreements for severed executives.

For fiscal 2005, we recorded $5 million of net charges related to our 2004 initiatives for stock option compensation charges, recorded in selling, general and administrative expenses. While the stock option compensation charges are part of the 2004 restructuring initiative, they are not part of the restructuring reserve account but rather included as a component of stockholders’ (deficit) equity. As of January 28, 2006, $1 million of reserves for termination costs remained to complete this initiative.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Details on the activity of charges and reserves for the fiscal year ended January 28, 2006 are as follows:

(In millions)	Balance at January 29, 2005	Adjustments	Utilized	Balance at January 28, 2006
Severance	$8	$—	$(8)	$—
Other compensation	2	—	(1)	1

Total remaining restructuring reserves	$10	$—	$(9)	$1

2003 Initiatives

On November 17, 2003, we announced our decision to close all 146 of the remaining freestanding Kids “R” Us stores and all 36 of the freestanding Imaginarium stores, as well as three distribution centers that support these stores due to deterioration in their financial performance. As of January 28, 2006, all of the freestanding Kids “R” Us and Imaginarium stores were closed.

On March 2, 2004, we entered into an agreement under which Office Depot, Inc. agreed to acquire 124 of the former Kids “R” Us stores for $197 million in cash, before commissions and fees, plus the assumption of lease payments and other obligations. Twenty-four properties were excluded from the agreement with Office Depot, Inc., and are being separately marketed for disposition or have been disposed of to date. All closings were completed by January 29, 2005 and net cash proceeds of approximately $150 million were received. A $53 million gain associated with this transaction was recorded during fiscal 2004. An additional $2 million gain for the disposition of other Kids “R” Us properties was also recorded during fiscal 2004.

As outlined in the summary table below, we recorded charges of $3 million during fiscal 2005, for the disposition of the other Kids “R” Us stores. Charges for fiscal 2005 included a loss of $1 million on the sale of property and $2 million of vacancy-related costs. We expect to record additional charges for the accretion of interest related to vacancy costs for closed facilities until their disposition. Charges in connection with these initiatives may be subject to revision for changes in estimates. At January 28, 2006, we had $8 million of reserves remaining for these initiatives.

Details on the activity of charges and reserves for the fiscal year ended January 28, 2006 are as follows:

(In millions)	Balance at January 29, 2005	Adjustments	Utilized	Balance at January 28, 2006
Lease commitments	$13	$—	$(5)	$8
Sale of Kids “R” Us real estate	—	1	(1)	—
Vacancy costs and other	—	2	(2)	—

Total remaining restructuring reserves	$13	$3	$(8)	$8

2001 Initiatives

In 2001, we recorded net charges of $184 million to close a number of stores, to eliminate a number of staff positions, and to consolidate five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. During fiscal 2005, we incurred additional charges of $1 million related to store closings and utilized $13 million of reserves. This reduced our remaining reserves from $63 million at January 29, 2005 to $51 million at January 28, 2006.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Other Prior Year Initiatives

We had $22 million of reserves remaining at January 28, 2006 from restructuring charges previously recorded in 1998 and 1995, primarily for long-term lease commitments, that will be utilized in 2006 and through 2016. During fiscal 2005, we recorded a net reversal of $1 million resulting from adjustments to lease shortfall reserves.

NOTE 6 – MERCHANDISE INVENTORIES

Merchandise inventories for the Toys “R” Us – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method and represent approximately 52% of total merchandise inventories as of January 28, 2006. All other merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method. If all inventories had been valued at the lower of FIFO, cost or market, inventories would be unchanged at January 28, 2006, and January 29, 2005. Details on the components of our consolidated merchandise inventories are as follows:

Details on the components of our consolidated merchandise inventories are as follows:

(In millions)	2005	2004
Toys “R” Us – U.S.	$721	$1,085
Toys “R” Us – International	402	402
Babies “R” Us	323	349
Toysrus.com	42	48

Total	$1,488	$1,884

NOTE 7 – GOODWILL

Details on goodwill by division are as follows:

(In millions)	2005	2004
Toys “R” Us – U.S.	$29	$29
Babies “R” Us	319	319
Toysrus.com	11	5

Total	$359	$353

On January 17, 2006, Toys “R” Us – Delaware, Inc. (“Toys-Delaware”), a subsidiary of the Company, acquired all of the outstanding stock options and shares of Toysrus.com, Inc., including the minority interest not owned by the Company. Each holder of shares in Toysrus.com received $1.13 per share less applicable withholding taxes. Each option holder received an amount in cash, less applicable withholding taxes, equal to the value of the option calculated using an option-pricing model based on the $1.13 per share. As a result of this transaction, the company recognized a total of $6 million of additional goodwill.

The $319 million of Babies “R” Us goodwill relates to the 1997 acquisition of Baby Super Stores, Inc., which is now part of the Babies “R” Us reporting unit. The $29 million of goodwill relates to the 1999 acquisition of Imaginarium Toy Centers, which is now part of the Toys “R” Us – U.S. reporting unit. The $5 million of Toysrus.com goodwill relates to the 2004 acquisition of SB Toys, Inc., which is now part of Toysrus.com.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

We estimated fair value of these reporting units on the first day of the fourth quarter of each year which for fiscal 2005 was October 30, 2005, using a discounted cash flow analysis approach and/or a market multiples approach. These approaches require us to make certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and the industry. Based on our estimates of our reporting unit fair values compared to their carrying values, we determined that none of the goodwill associated with these reporting units was impaired.

NOTE 8 – PROPERTY AND EQUIPMENT

(In millions)	Useful life	2005	2004
	(in years)
Land		$838	$829
Buildings	45-50	2,117	2,055
Furniture and equipment	5-20	1,637	1,664
Leasehold improvements	12 1/2-35	1,708	1,702
Costs of computer software	5	300	284
Construction in progress		12	14
Leased property and equipment under capital lease	3-8	34	43

		6,646	6,591
Less accumulated depreciation and amortization		2,471	2,245

		4,175	4,346
Less net property assets held for sale		—	7

Total		$4,175	$4,339

NOTE 9 – INVESTMENT IN TOYS “R” US – JAPAN

We have accounted for our 47.9% ownership investment in the common stock of Toys “R” Us – Japan, a licensee of ours, using the “equity method” of accounting since the initial public offering of Toys “R” Us – Japan in April 2000.

Our equity in the (loss) earnings of Toys “R” Us – Japan is included in consolidated SG&A on our Consolidated Statements of Operations. The loss for fiscal 2005 was $3 million and the earnings were $23 million and $32 million for fiscal 2004 and fiscal 2003, respectively. The carrying value of the investment is reflected on our consolidated balance sheets as part of the line item other assets and was $147 million in 2005 and $157 million in 2004. At January 28, 2006, the quoted market value of our investment was $227 million, which exceeds our carrying value. The valuation is derived from a mathematical calculation based on the closing quotation on January 28, 2006 published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale. We had been the guarantor of 80% of a 10 billion yen loan to Toys “R” Us – Japan from a third party in Japan. On January 16, 2006, Toys “R” Us – Japan repaid and refinanced this loan. We did not provide guarantees under the new loan. We currently guarantee 80% of Toys “R” Us – Japan’s three installment loans from a third party in Japan, totaling 6.5 billion yen ($56 million). These loans have annual interest rates of 2.6% – 2.8%. Refer to Note 28 entitled “SUBSEQUENT EVENTS” for details of our and/or the Sponsor’s proposed increase in the number of directors on the Board of Directors of Toys “R” Us – Japan in April 2006.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of the Company’s accrued expenses and other current liabilities as of January 28, 2006 and January 29, 2005, is outlined in the table below:

(In millions)	2005	2004
Gift card / gift certificate liability	$195	$172
Accrued bonus	49	74
Accrued interest	80	59
Sales and use tax / VAT payable	92	84
Current deferred tax liabilities	66	76
Other (1)	418	416

Total	$900	$881

(1)	Other includes, among other items, accrued payroll and other benefits, profit sharing and other operating accruals.

NOTE 11 – SEASONAL FINANCING AND LONG-TERM DEBT

A summary of the Company’s long-term debt and seasonal financing as of January 28, 2006 and January 29, 2005, is outlined in the table below:

(In millions)	2005	2004
6.875% notes, due fiscal 2006	$250	$253
LIBOR plus 1.50% senior facility, due fiscal 2006-2011	1,008	—
LIBOR plus 1.30% mortgage loan, due fiscal 2007	800	—
Equity security units (including, as a part thereof, 6.25% notes due fiscal 2007) (a)	—	403
Note at an effective cost of 2.23% due in semi-annual installments through fiscal 2008 (b)	81	109
LIBOR plus 3.0% credit facility, due fiscal 2008	1,300	—
7.625% notes, due fiscal 2011	527	531
LIBOR plus 5.25% bridge loan, due fiscal 2012	973	—
7.875% notes, due fiscal 2013	389	389
7.375% notes, due fiscal 2018	408	403
8.750% debentures, due fiscal 2021	199	199
Other	12	25

	5,947	2,312
Less current portion	407	452

Total	$5,540	$1,860

(a)	Refer to Note 14 entitled “ISSUANCE OF COMMON STOCK AND EQUITY SECURITY UNITS” for details on the settlement of the debt component of our Equity security units.
(b)	Amortizing note secured by the expected future yen cash flows from license fees due from Toys “R” Us – Japan.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

All of the borrowings under our $1.0 billion bridge facility as well as our £95 million and €145 million multi-currency revolving credit facilities, our $800 million mortgage loans, our new $1.3 billion credit facility, our $2 billion credit facility, our $1.9 billion bridge loan, as well as $2 million of the debt included in “Other” were incurred by our subsidiaries. In addition, our 8.75% debentures due fiscal 2021 are obligations of Toys “R” Us, Inc. and our subsidiary Toys-Delaware. All of the other obligations described in the table above are obligations of Toys “R” Us, Inc.

As of January 28, 2006, we were in compliance with our financial covenants related to our outstanding debt.

$1.0 Billion European Facilities Agreement and £95 Million and €145 Million Multi-Currency Revolving Credit Facilities

On July 21, 2005, Toys “R” Us (UK) Limited, our indirect wholly-owned subsidiary, entered into a senior facilities agreement with a syndicate of financial institutions. Under the agreement, a $1.0 billion bridge facility and multi-currency revolving credit facilities in an amount of up to £95 million and €145 million, respectively, were made available to Toys “R” Us (UK) Limited and other European affiliates of Toys “R” Us (UK) Limited. The facilities are, to the extent legally possible, guaranteed by Toys “R” Us (UK) Limited’s immediate holding company, Toys “R” Us Europe, LLC, and their respective material subsidiaries, and secured by a lien over assets of the borrowers and guarantors under the facilities. The $1.0 billion bridge facility had a scheduled maturity of July 21, 2006. The revolving credit facilities have a scheduled maturity of July 21, 2010. If the borrowings outstanding under the bridge facility were to exceed $857 million at the maturity date, $282 million could have been converted into a 5 1/2 year senior facility, and $575 million could have been converted into a six-year senior facility. Any remaining borrowings in excess of $857 million would have been due upon maturity. The bridge facility has an annual interest rate of LIBOR plus 1.50% and/or EURIBOR plus 1.50%. As of January 28, 2006, we had borrowed the full amount of $1.0 billion on the bridge facility. Following the end of fiscal 2005, on February 9, 2006, we repaid all of the outstanding borrowings under the bridge facility using property financing as well as available funds. We classified $122 million of the bridge facility as current portion of long-term debt, as this amount was paid by using the available funds, and classified $886 million as long-term debt, as this amount was paid from the funds received from our property financing. Refer to Note 28 to the Consolidated Financial Statements, entitled “SUBSEQUENT EVENTS” for details on our new long-term financing arrangements. During 2005, we entered into various swap agreements to hedge our exposure related to these facilities. Refer to Note 13 to the Consolidated Financial Statements, entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.” The multi-currency revolving credit facilities carry an annual interest rate of LIBOR plus 1.50% and/or EURIBOR plus 1.50%. We had no borrowings under the revolving credit facilities as of January 28, 2006.

The bridge facility and multi-currency revolving credit facilities agreement contains covenants, including, among other things, covenants that restrict the ability of Toys “R” Us (UK) Limited, Toys “R” Us Europe, LLC, and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. In addition, for so long as the $1.0 billion bridge facility remained outstanding, Toys “R” Us Europe, LLC was required to comply with certain financial covenants, including requirements to maintain a ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to net interest payable of not less than 2.0:1.0 and a ratio of consolidated total net debt to consolidated EBITDA of no greater than 6.5:1.0. Following repayment of the bridge facility, the minimum ratio of consolidated EBITDA to net interest payable required under the facility will increase to 4.0:1.0 and the maximum ratio of consolidated total net debt to consolidated EBITDA required under the facility will decrease to 4.0:1.0 for the third accounting quarter in each fiscal year and 2.75:1.0 for the first, second and fourth accounting quarters. At January 28, 2006, prior to the repayment of the bridge facility, Toys “R” Us Europe, LLC’s ratio of consolidated EBITDA to net interest payable was 6.4:1.0 and Toys “R” Us Europe, LLC’s ratio of consolidated total net debt to consolidated EBITDA was 4.6:1.0.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

$800 Million Secured Real Estate Loans

On July 21, 2005, certain indirect wholly owned subsidiaries entered into mortgage loan agreements totaling $800 million, carrying annual weighted average interest rates of LIBOR plus 1.30%. Each of these loan agreements has a two-year term and provides for three one-year extensions at the election of the borrower. Direct and indirect interests in certain real property located in the United States secured the loans. As of January 28, 2006, we had $800 million outstanding under these loan agreements.

The loan agreements contain covenants, including, among other things, covenants that restrict the ability of the borrowers to incur additional indebtedness, create or permit liens on assets or engage in mergers or consolidations, commingle assets with affiliates, amend organizational documents, and initiate zoning reclassification of any portion of the secured property. In addition, these covenants restrict certain transfers of, and the creation of liens on, direct or indirect interests in the borrowers except in specified circumstances. The debt is subject to mandatory prepayment as specified in the agreement.

$1.3 Billion New Holdco Credit Agreement

On December 9, 2005, TRU 2005 RE Holding Co. I, LLC, our indirect wholly-owned subsidiary, entered into a credit agreement with a syndicate of financial institutions, pursuant to which we borrowed $1.3 billion. We used a portion of the proceeds to repay approximately $927 million of existing indebtedness under the bridge loan agreement, dated as of July 21, 2005, described above. The remainder of the proceeds from the transaction, after establishing a restricted cash account of $107 million as collateral, was used to pay expenses in connection with the transaction and to reduce existing indebtedness under a revolving credit facility. The loan has an interest rate of either 3.00% plus LIBOR or 2.00% plus the higher of (i) 0.50% in excess of the overnight Federal funds rate and (ii) the prime lending rate. Concurrently with the making of the loan, we entered into an interest rate cap agreement to effectively cap the interest rate on LIBOR at 7.50% for the initial term of the loan. The loan is secured in part by certain cash accounts and contract rights. The initial maturity date is December 9, 2008. The credit agreement provides for two maturity date extension options to December 8, 2009 and December 7, 2010, respectively. The credit agreement contains covenants, including, among other things, covenants that restrict the ability of the borrower or the guarantors, which are our indirect wholly-owned subsidiaries Wayne Real Estate Company, LLC, MAP Real Estate, LLC, TRU 2005 RE I, LLC, and TRU 2005 RE II Trust, to create or permit liens on assets, incur additional indebtedness, modify or terminate the master lease that these companies have with Toys-Delaware or engage in mergers or consolidations. In addition, these covenants restrict certain transfers of, and the creation of liens on, direct or indirect interests in the borrower and the guarantors. The credit agreement has a three-year term and provides for two one-year extensions at the election of the borrower. This credit agreement contains certain borrowing base conditions related to the real property assets owned by the guarantors, which, if the assets cease to comply with such conditions, could result in a required repayment of all or a portion of the loan.

$2 Billion Secured Revolving Credit Facility

On July 21, 2005, we, including Toys-Delaware, our direct wholly-owned subsidiary, Toys “R” Us (Canada) Ltd / Toys “R” Us (Canada) Ltee, our indirect wholly-owned subsidiary, and certain other domestic subsidiaries entered into a $2.0 billion five-year secured revolving credit facility, carrying an annual interest rate of LIBOR plus 1.75%-3.75%, with a syndicate of financial institutions. The credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

mergers or consolidations, pay dividends or repurchase capital stock or make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. The revolving credit facility also requires that Toys-Delaware maintain a minimum excess availability of $125 million, meaning that the borrowing base (generally consisting of specified percentages of eligible inventory, credit card receivables and certain real estate less any applicable availability reserves) must exceed the amount of borrowings under the credit facility by a minimum of $125 million. Pricing for the facility is tiered based on levels of excess availability.

As of January 28, 2006, we had no borrowings under this facility and had $165 million of letters of credit outstanding. On July 21, 2005, we cancelled our previous unsecured credit facility of $685 million, which had no outstanding balances.

Borrowings under this secured revolving credit facility are made and/or guaranteed by Toys-Delaware and certain of its subsidiaries and are secured by the tangible and intangible assets (with specified exceptions) of the borrowers, Babiesrus.com, LLC, Toysrus.com, Inc. and certain subsidiaries of Toys-Delaware. The debt is subject to mandatory prepayment provisions as specified in the credit agreement.

$1.9 Billion Unsecured Bridge Facility

On July 21, 2005, we entered into a bridge loan agreement with a syndicate of financial institutions. Upon consummation of the Merger Transaction, Toys-Delaware became the borrower under this agreement. The bridge loan agreement originally provided for a one-year term unsecured credit facility of $1.9 billion, carrying an annual interest rate of LIBOR plus 5.25%. Any outstanding bridge loans on July 21, 2006 (the “Conversion Date”) will be automatically converted into term loans with a six-year term (“Term Loans”). On and after the first anniversary of the Conversion Date, lenders collectively holding at least 51% of the Term Loans may elect to exchange their Term Loans for exchange notes, which will mature on July 21, 2012. On December 9, 2005, we repaid $927 million of the outstanding bridge loan balance in conjunction with the execution of the $1.3 Billion New Holdco Credit Agreement, details of which appear above. As of January 28, 2006, we had $973 million outstanding under our bridge loan agreement. The borrowings under the bridge loan agreement are guaranteed by Toys “R” Us, Inc. (until the bridge loans are converted to term loans on July 21, 2006), certain subsidiaries of Toys-Delaware, and certain other entities. In connection with the principal repayment, a pro-rata portion of previously capitalized transaction costs in the amount of approximately $32 million was expensed in 2005.

The bridge loan agreement contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations.

Other Debt

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

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The annual maturities of long-term debt at January 28, 2006 are as follows:

(In millions)	Annual maturities (a)
2006	$407
2007	835
2008	1,321
2009	1
2010	—
2011 and subsequent	3,383

Total	$5,947

(a)	We had no interest rate and currency swaps that have been designated as fair value hedges as of January 28, 2006.

NOTE 12 – STOCK BASED COMPENSATION

Pre-merger Equity Plans

Prior to the Merger, our stock-based compensation plans (the “Plans”) covered our employees, consultants and directors and provided for the issuance of non-qualified options, incentive stock options, performance share options, performance units, stock appreciation rights, restricted shares, restricted units and unrestricted shares. Approximately, 44.0 million shares of authorized common stock were reserved for the Plans as of January 29, 2005.

The Plans’ stock options had a variety of vesting dates with the majority of the options vesting approximately three years from the date of grant; 50% over the first two years, and the remaining 50% over three years. Options granted to directors were exercisable by one-third, commencing on the third, fourth, and fifth anniversaries from the date of the grant. The exercise price per share of all options granted under the Plans was based on the average of the high and low market price of our common stock on the date of grant. Generally, these options expired ten years from the date of grant.

In connection with the Merger, the Company’s outstanding stock options as well as restricted stock and stock units were settled, cancelled, or, in limited circumstances, exchanged for new interest in Holdings. Each option holder received an amount in cash, less applicable withholding taxes, equal to $26.75 less the exercise price of each option. Each restricted stock unit holder received $26.75 less applicable withholding taxes. Certain stock options held by management of the Company were exchanged for options to purchase common strips, consisting of nine shares of Class A common stock and one share of Class L common stock of Holdings (the “Rollover Options”). Each rollover option retained its original exercise price and expiration date and was fully vested as of July 21, 2005. As the result of the above stock plan activities, $222 million of compensation expense, including $12 million related to Rollover Options, relating to the Merger, was recognized by the Company in fiscal 2005. This cost is reflected in “Transaction and related costs” expense for the fiscal year ended January 28, 2006.

2005 Management Equity Plan

On July 21, 2005, Holdings’ Board of Directors adopted the 2005 Management Equity Plan (“2005 Plan”). The 2005 Plan provides for the granting of service-based and performance-based stock options, Rollover Options, as discussed above, and restricted stocks to executive officers and other key employees of Holdings and

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

its subsidiaries. All awards are in the form of one or more common strips. Each common strip consists of nine shares of Class A common stock and one share of Class L common stock of Holdings.

The service-based awards generally cliff vest 40% on the second anniversary of the award with the remaining ratably over the subsequent three years. The performance-based awards vest over a service period, the same period as service-based awards and the achievement of certain performance conditions by the Company. In addition, to the extent that the performance condition of an award is not satisfied prior thereto, the performance-based awards vest on the eighth anniversary of the date of the grant as long as the executive is still employed by the Company. All options expire ten years from the date of the grant. As of January 28, 2006, Holdings granted 813,864 service-based and 1,545,822 performance-based options to purchase common strips.

The 2005 Plan also permits the sale of non-transferable, restricted stock to certain employees at a purchase price equal to fair market value of the common strips. As of January 28, 2006, 62,805 common strips of restricted stock were purchased by executives of the Company at $26.75 per common strip, the fair value as of that date.

Put Obligations

Concurrent with the Merger, certain officers of the Company were given options to sell their shares of stock in the Company acquired on the exercise of Rollover Options back to the Company upon their resignation. In addition, certain other executives of the Company whose Rollover Options provide put rights upon retirement are eligible to retire during the term of the options. As the put rights are within the control of the employee, APB 25 requires the related options to be accounted for as variable in nature. The $2 million intrinsic value related to these Rollover Options has been classified as other non-current liabilities in the financial statements.

At January 28, 2006, an aggregate of 1.5 million strips were reserved for future option grants under the 2005 plan. All outstanding options expire at dates ranging from September 8, 2008 to October 25, 2015. Per the 2005 Plan, the Board of Directors has discretion over the amount of shares available for future issuances of restricted stock and Rollover Options.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Stock option transactions are summarized as follows:

	Shares(1) (in millions)	Exercise price per share	Weighted average exercise price
Outstanding at February 1, 2003	32.6	$ 9.83 - $40.94	$20.43
Granted	5.7	8.25 - 14.54	8.35
Exercised	(0.5)	8.25 - 11.97	8.35
Canceled	(4.2)	8.25 - 40.94	19.86

Outstanding at January 31, 2004	33.6	$ 8.25 - $38.56	$18.61
Granted	1.6	14.37 - 19.69	16.79
Exercised	(2.0)	8.25 - 20.41	15.13
Canceled	(4.2)	8.25 - 38.56	18.73

Outstanding at January 29, 2005	29.0	$8.25 - $38.36	$18.74
Granted prior to recapitalization	0.0	—	—
Exercised prior to recapitalization	(4.8)	8.25 - 26.02	18.24
Cancelled prior to recapitalization	(0.7)	8.25 - 34.72	20.62
Exercised and settled in connection with recapitalization	(21.5)	8.25 - 26.25	18.30
Cancelled in connection with recapitalization	(1.3)	26.99 - 51.39	31.19
Granted subsequent to recapitalization	2.4	26.75	26.75

Outstanding at January 28, 2006	3.1	$ 8.25 - $26.75	$22.92

(1)	Post merger options are for common strips of Holdings. Pre-Merger options are for shares of common stock of the Company.

The following table summarizes information about stock options for common strips of Holdings outstanding at January 28, 2006:

	Outstanding			Exercisable (Vested)
Range of exercise prices	Number of options (in millions)	Weighted average remaining years of contractual life	Weighted average exercise price	Number of options (in millions)	Weighted average exercise price
$ 8.25 – $10.25	0.5	7.2	$8.25	0.5	$8.25
$12.00 – $19.72	0.2	6.1	15.68	0.2	15.68
$26.75	2.4	9.5	26.75	—	—

Outstanding at January 28, 2006	3.1	8.9	$22.92	0.7	$10.15

In addition, options exercisable and the weighted-average exercise prices were 21.2 million and $20.35 at January 29, 2005, and 28.3 million and $19.37 at January 31, 2004.

Acquisition of Minority Interest in Toysrus.com

Toysrus.com, Inc. had approximately 4.9 million stock options outstanding to both employees and non-employees of the Company at January 29, 2005 representing approximately 2.4% of the authorized common stock of Toysrus.com. In addition, as a result of option holders having exercised their options, Toysrus.com had approximately 5.0 million shares of common stock outstanding to both officers and non-employees of the Company at January 29, 2005.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On January 17, 2006, Toys-Delaware a subsidiary of the Company, acquired all of the outstanding stock options and shares of Toysrus.com. Each holder of shares in Toysrus.com received $1.13 per share less applicable withholding taxes. Each option holder received an amount in cash, less applicable withholding taxes, equal to the fair value of the option calculated using an option-pricing model based on the $1.13 per share. As a result of the above, the Company recognized $3 million of compensation expense and $6 million of additional goodwill.

NOTE 13 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. We record the fair market value of our derivatives based on information provided by reliable third parties to other assets and other liabilities within our consolidated balance sheets. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation.

We designate certain derivative instruments as cash flow hedges and formally document the hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, at the time the derivative contract is executed. We assess the effectiveness of the hedge both at inception and on an on-going basis and determine whether the hedge is highly effective in offsetting changes in cash flows of the linked hedge item. We record the effective portion of changes in the estimated fair value in accumulated other comprehensive earnings (loss) and subsequently reclassify the related amount of accumulated other comprehensive earnings (loss) to earnings when the hedged items enter into the determination of earnings. We record any ineffectiveness related to these derivatives to earnings within our consolidated statement of operations. If it is determined that a derivative has ceased to be a highly effective hedge, we will discontinue hedge accounting for such transaction.

We enter into derivative financial arrangements to hedge a variety of risk exposures, including interest rate risk associated with our long-term debt and foreign currency risk relating to import merchandise purchases. We enter into interest rate swaps and/or caps to manage interest rate risk. We enter into foreign exchange forward contracts to minimize and manage the currency risks associated with the settlement of payables related to our merchandise import program.

Hedges related to the import program are designated as cash flow hedges at inception. Effectiveness is measured on a quarterly basis; any ineffectiveness is immediately recorded to earnings in the consolidated income statement. In cases where no ineffectiveness exists, the changes in fair value of the derivatives are recorded to other comprehensive income. As inventory is sold, amounts in other comprehensive income are reclassified to cost of sales. It is expected that $2 million of losses that are currently in other comprehensive income will be reclassified to the statement of operations within the next twelve months.

In December 2005, we entered into interest rate caps on our $1.3 billion unsecured real estate loan, which carries a rate of LIBOR plus 3.00%. We purchased these interest rate caps to hedge the adverse impact on future interest payments that would arise if short-term interest rates were to increase significantly. The interest rate caps are considered hedges of the variable cash flows associated with changes in one month LIBOR above 7.50%. The instruments are designated as cash flow hedges under the long-haul method, whereby the company evaluates the effectiveness of the hedging relationships on an ongoing basis and recalculates changes in fair value of the derivatives and related hedged items independently. At January 28, 2006, the change in fair value of the caps was immaterial and there was no material ineffectiveness.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In October 2005, we entered into three forward-starting interest rate swaps to hedge an anticipated exposure related to the refinancing of the European Bridge Facility with European Property Financing. These swaps hedge the variable LIBOR and EURIBOR rates for notional amounts that include £402 million and €230 million for fixed rates of interest at 4.56% for the British pound denominated swaps and 3.01% for the euro denominated swaps. These interest rate swaps are designated as cash flow hedges of the variable cash flows associated with changes in three-month LIBOR and EURIBOR. In these hedging relationships, we are hedging the LIBOR/EURIBOR component, which is generally 3-month LIBOR/EURIBOR. Payments to be received (or paid) under the swap contract will offset the fluctuations in debt interest expense caused by changes in the relevant LIBOR/ EURIBOR index. As such, these instruments hedge fluctuations in the debt’s interest expense caused by changes in the relevant LIBOR/EURIBOR index. The instruments are designated as cash flow hedges under the long-haul method, whereby the company evaluates the effectiveness of the hedging relationships on an ongoing basis and recalculates changes in fair value of the derivatives and related hedged items independently. The interest rate swaps were highly effective in offsetting the changes in cash flows attributable to the risk being hedged. Ineffectiveness in the hedging relationship was primarily caused by differences in reset rates and timing of payments when compared to the forecasted debt issuance. At January 28, 2006, the fair value of the swaps was $8 million recorded as a long-term derivative asset. We also recognized an unrealized gain of $4 million (net of tax of $1 million) recorded as accumulated other comprehensive income on the Consolidated Balance Sheets, and less than $1 million of ineffectiveness recorded to interest expense. In relation to these hedging relationships, we also determined that certain cash flows were probable of not occurring. We recorded $2 million of the changes in fair values of the interest rate swaps to interest expense in the current quarter because it was probable that those forecasted transactions would not occur.

In July 2005, we entered into interest rate caps on our $800 million secured real estate loans, which carry annual weighted average interest rates of LIBOR plus 1.30%. We purchased these interest rate caps to hedge the adverse impact on future interest payments that would arise if short-term interest rates were to increase significantly. The interest rate caps are considered hedges of the variable cash flows associated with changes in one month LIBOR above 7.00%. The instruments are designated as cash flow hedges and, because critical terms match, are considered perfectly effective hedges. At January 28, 2006, the change in fair value of the caps was immaterial. We conduct a quarterly assessment of effectiveness and found that, at January 28, 2006, there was no ineffectiveness.

On May 27, 2005 and June 9, 2005, we terminated interest rate swap agreements that were previously classified as fair value hedges with a total notional value of $1.55 billion. As a result of these actions, we received a net payment of $38 million, the majority of which has been recorded in long-term debt as a deferred credit and will be amortized over the remaining term of the related notes. Additionally, interest will now accrue at the respective coupon rates for the $1.55 billion of debt with respect to those interest rate swaps that were terminated. Specifically, the following interest rate swaps were terminated:

•	$250 million of notional amount of swaps on 6.875% notes, due fiscal 2006;

•	$500 million of notional amount of swaps on 7.625% notes, due fiscal 2011;

•	$400 million of notional amount of swaps on 7.875% notes, due fiscal 2013; and

•	$400 million of notional amount of swaps on 7.375% notes, due fiscal 2018.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 14 – ISSUANCE OF COMMON STOCK AND EQUITY SECURITY UNITS

In May 2002, we issued approximately 8.0 million equity security units with a stated amount of $50 per unit and received net proceeds of $390 million. Each equity security unit consisted of a contract to purchase, for $50, a specified number of shares of common stock in August 2005, and a 6.25% note due fiscal 2007 with a principal amount of $50. The 6.25% notes due fiscal 2007 were initially pledged to secure the holder’s obligation to purchase our common stock under the related purchase contract.

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

On July 13, 2005, July 21, 2005, and August 8, 2005, $3 million, $17 million, and $351 million, respectively of our equity security units were settled. The settlement rate in effect at the time of the settlement, including the merger early settlement on August 8, 2005 was 2.3202 shares of the Company’s common stock under the purchase contract formula. As a result of the Merger, holders that settled on August 8, 2005 were entitled to receive $26.75 per share in lieu of each share of common stock that otherwise would have been issuable under the purchase contract upon settlement, or $62.06535 per unit. The $50 purchase price payable by the holders was offset against the $62.06535, resulting in payment by the Company of $12.06535 per equity security unit. Settling holders also received Treasury securities with a face amount of $50 per each equity security unit that were pledged as collateral by the equity security unit holders for their obligations under the purchase contracts.

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

NOTE 15 – DEFINED BENEFIT PENSION PLANS

We sponsor defined benefit pension plans covering certain international employees, in the United Kingdom (“The Toys “R” Us Limited Staff Pension and Life Assurance Scheme”) and Germany (“The Toys “R” Us Germany Pension Plan”), respectively with such benefits accounted for on an accrual basis using actuarial assumptions. We account for these defined benefit pension plans in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132(R)”). SFAS 132(R) requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans. We use January 28, 2006 as a measurement date that matches the end of our fiscal years for our pension plans.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information regarding our pension plans at January 28, 2006, and January 29, 2005, is as follows:

Obligation and funded status at end of fiscal year (in millions):

Change in benefit obligation:

	2005	2004
Benefit obligation at beginning of year	$50	$40
Service cost	3	3
Interest cost	2	2
Employee contributions	1	1
Benefits, expenses paid	(1)	(1)
Actuarial loss	12	2
Foreign currency impact	(4)	3

Benefit obligation at end of year	$63	$50

Change in plan assets:

	2005	2004
Fair value of plan assets at beginning of year	$25	$19
Actual return on plan assets	5	2
Employer contributions	3	3
Employee contributions	1	1
Benefits, expenses paid	(1)	(1)
Foreign currency – Impact	(2)	1

Fair value of plan assets at end of year	31	25

Funded status	(32)	(25)
Unrecognized actuarial loss	23	16
Related tax benefit	(1)	(2)

Net amount recognized at year-end	$(10)	$(11)

Amounts recognized in the statement of financial position consist of:

	2005	2004
Accrued benefit liability	$(30)	$(24)
Prepaid pension cost	3	3
Accumulated other comprehensive loss	13	10

Net amount recognized	$(14)	$(11)

The accumulated benefit obligation for our defined benefit pension plans was $57 million and $47 million at January 28, 2006 and January 29, 2005, respectively. The additional minimum pension liability, classified in accumulated other comprehensive loss, increased by $3 million during fiscal 2005 and decreased by $2 million during fiscal 2004.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information for pension plans with an accumulated benefit obligations in excess of plan assets:

	2005	2004
Projected benefit obligation	$63	$50
Accumulated benefit obligation, net	25	22
Fair value of plan assets	31	25

Components of net periodic benefit cost during each fiscal year:

	2005	2004	2003
Service cost	$3	$3	$2
Interest cost	2	2	2
Expected return on plan assets	(1)	(1)	(1)
Recognized actuarial loss	1	1	1

Net periodic benefit cost	$5	$5	$4

We expect to contribute $3 million to our pension plans in 2006. Pension benefit payments, which reflect future service, as appropriate, are expected to be less than $1 million for each of the years 2006 to 2010, and $1 million thereafter.

Weighted-average assumptions used to determine benefit obligations at fiscal year end:

	2005	2004(1)	2003(2)
Discount rate	4.6%	5.3%	5.6%
Rate of compensation increase	3.1%	3.4%	3.9%

Weighted-average assumptions used to determine net periodic benefit costs as of fiscal year end:

	2005(1)	2004(2)	2003
Discount rate	5.2%	5.5%	5.3%
Long-term rate of return on plan assets	5.8%	6.6%	6.2%
Rate of compensation increase	3.1%	3.4%	3.9%

(1),(2)	Based on weighted average of U.K. and Germany plans

The expected return on assets is the rate of return expected to be achieved on pension fund assets in the long term, net of Plan expenses. The expected return on assets assumption for 2006 has been determined by considering the actual asset classes held by the Plan at January 28, 2006, and our expectations of future rates of return on each asset class.

For equities, we have assumed that the long-term rate of return will exceed that of United Kingdom government bonds by a margin known as the “equity risk premium”. Based on historic data and current expectations, we have adopted a risk premium of 2.5% above the 20-year United Kingdom government bond yield. For bonds, we have assumed that the long-term rate of return will exceed the current return on 20-year United Kingdom government bonds by 0.5%.

At January 28, 2006, the 20-year United Kingdom government bond yield was slightly more than 4.0%. Therefore, we have assumed an equity return of 6.5% and a bond return of 4.5%. Based on the current asset allocation in the United Kingdom Plan, the overall expected return on plan assets is 6.0% for 2006.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Under the terms of the German Plan, all proceeds are invested in long-term insurance contracts, which provide guaranteed returns sufficient to meet plan objectives. At January 28, 2006, 100.0% of the Plan assets were invested in Victoria Insurance’s general investment strategy. Based on the current asset allocation of this strategy, the overall return on plan assets is expected at 4.0% for 2006.

Weighted-average asset allocation at fiscal year end by asset category:

	2005	2004
Securities	68.2%	63.8%
Debt securities	22.0%	23.3%
Insurance contracts	9.0%	10.0%
Cash	0.8%	2.9%

Total	100.0%	100%

Our overall investment policy falls into two parts. The strategic management of the assets is the responsibility of the Trustees (acting based on advice as they deem appropriate) and is driven by investment objectives as set out below. The remaining elements of our investment policy are part of the day-to-day management of the assets, which is delegated to a professional investment manager. The trustees of our defined benefit pension plans are guided by an overall objective of achieving, over the long-term, a return on the investments, which is consistent with the long-term assumptions made by the Actuary in determining the funding of the Plan. The long-term strategic asset allocation for the plans’ assets is currently 70.0% equities and 30.0% bonds for the United Kingdom Plan and 100.0% in insurance for the German Plan.

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

NOTE 16 – COMPREHENSIVE LOSS

Comprehensive loss includes net (loss) earnings as currently reported under generally accepted accounting principles, and other comprehensive loss. Other comprehensive loss considers the effect of additional economic events that are not required to be recorded in determining net (loss) earnings but rather are reported as a separate component of stockholders’ (deficit) equity. Other comprehensive (loss) earnings include foreign currency translation adjustments, fluctuations in the fair market value of certain derivative financial instruments and minimum pension liability adjustments.

Comprehensive loss, net of taxes, is comprised of:

(In millions)	2005	2004	2003
			(As restated)
Foreign currency translation adjustments	$(42)	$21	$(37)
Unrealized (loss) gain on hedged transactions, net of tax	—	(18)	(15)
Minimum pension liability adjustment, net of tax	(13)	(10)	(12)

	$(55)	$(7)	$(64)

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 17 – STOCKHOLDERS’ EQUITY

Immediately prior to the Merger, the Company had authorized 650,000,000 shares of common stock, par value $.10 per share, of which 221,015,171 shares were outstanding. A portion of the proceeds of the Merger was used to pay the holders of the common stock for their stock and to settle outstanding options, restricted stock and restricted units under the Company’s stock-based compensation plans. Following the Merger Transaction and Inversion, the Company’s previously authorized common stock was cancelled and the Company amended its charter to authorize 3,000 shares of common stock, par value $.01 per share, 1,000 shares of which are outstanding and all of which are owned by Holdings. For further details refer to Note 12 entitled “STOCK BASED COMPENSATION.”

NOTE 18 – STOCK PURCHASE WARRANTS

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

NOTE 19 – LEASES

We lease a portion of the real estate used in our operations. Most leases require us to pay real estate taxes and other expenses and some leases require additional payments based on percentages of sales.

Minimum rental commitments under non-cancelable operating leases having a term of more than one year as of January 28, 2006 are as follows:

(In millions)	Gross minimum rentals	Sublease income	Net minimum rentals
2006	$328	$25	$303
2007	313	23	290
2008	293	18	275
2009	277	14	263
2010	259	11	248
2011 and subsequent	1,256	63	1,193

Total	$2,726	$154	$2,572

Total rent expense, net of sublease income, was $299 million, $300 million, and $307 million in 2005, 2004 and 2003, respectively. We remain directly and primarily liable for lease payments to third party landlords related to locations where we have subleased all or a portion of the locations to third parties. Rental payments received from our sub-lessees offset the lease payments made to third party landlords. To the extent that sub-lessees fail to make sublease rental payments, our total net rent expense to the third party landlords would increase by the amount of the deficiency of the sub-lessees’ payments.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For leases that contain predetermined fixed escalations of the minimum rentals, we recognize the related rental expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as deferred rent liability. Deferred rent liabilities are shown as separate line items on our consolidated balance sheets and were $260 million at January 28, 2006, and $269 million at January 29, 2005. Virtually all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions might include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, many leases may include early termination options, which can be exercised under specified conditions, for example, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.

Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments and included in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Future payments for maintenance, insurance and taxes to which we are obligated are excluded from minimum lease payments. Tenant allowances received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent expense over the lease term.

NOTE 20 – INCOME TAXES

(Loss) earnings before income taxes is as follows:

(In millions)	2005	2004	2003
			(as restated)
U.S.	$(591)	$(10)	$(64)
Foreign	86	203	157

(Loss) earnings before income taxes	$(505)	$193	$93

The provision for income taxes is as follows:

(In millions)	2005	2004	2003
			(as restated)
Current:
U.S. Federal	$(103)	$(109)	$(16)
Foreign	42	52	47
State	20	36	(28)

Total provision (benefit) for current taxes	(41)	(21)	3

Deferred:
U.S. Federal	(56)	(46)	8
Foreign	(14)	6	7
State	(10)	2	12

Total provision (benefit) for deferred taxes	(80)	(38)	27

Total provision (benefit) for income taxes	$(121)	$(59)	$30

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The tax rate reconciliation is as follows:

	2005	2004	2003 (as restated)
U.S. federal statutory tax rate	(35.0)%	35.0%	35.0%
State taxes, net of valuation allowances	0.8	19.2	(10.0)
Foreign taxes, net of valuation allowances	(4.9)	(2.3)	(3.6)
Distributed earnings of foreign subsidiaries	7.1	—	—
Undistributed earnings of foreign subsidiaries	9.0	—	—
Foreign tax credits	(4.7)	—	—
Reversal of Japanese foreign tax credits	8.6	—	—
Non-deductible compensation	1.9	—	—
Extraordinary dividend	(7.1)	27.9	—
Non-deductible fees and expenses	3.5	—	—
Adjustment of federal reserves	(4.1)	(104.7)	18.7
Adjustment of deferred tax accounts	(0.2)	(4.8)	(5.2)
Other	1.1	(0.7)	(2.9)

Effective tax rate	(24.0)%	(30.4)%	32.0%

The tax effects of temporary differences are included in deferred tax accounts as follows:

(In millions)	2005	2004
Deferred tax assets:
Federal tax loss carry-forwards	$181	$63
Federal tax credit and other carry-forwards	107	96
Foreign tax loss carry-forwards	290	332
State tax loss carry-forwards	101	123
Straight line rent	95	122
Inventory	36	—
Restructuring charges	44	48
Other	103	154

Gross deferred tax assets before valuation allowances	957	938
Valuation allowances related to:
Foreign tax loss carry-forwards	(290)	(331)
State tax loss carry-forwards	(86)	(92)

Total deferred tax assets	$581	$515

Deferred tax liabilities:
Fixed assets	$(327)	$(423)
Inventory	(26)	(39)
Un-repatriated foreign earnings	(98)	—
Unearned revenue from gift cards	(19)	—
Earnings of unconsolidated Japanese subsidiary	(51)	(51)
Other	(49)	(46)

Total deferred tax liabilities	$(570)	$(559)

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Carryforwards

At year-end the Company had recorded deferred tax benefits of $679 million for federal, foreign and state loss, credit and other carry-forwards. Management believes that all of the foreign tax loss carry-forwards and some of the state tax loss carry-forwards will not be used, and has established $376 million of valuation allowances to offset the tax benefit of these carry-forwards. During the year certain foreign and state tax loss carry-forwards were utilized to offset income or expired unused. The corresponding valuation allowances related to these carry-forwards decreased accordingly.

As previously described, the Company underwent an ownership change. Federal, certain state and certain foreign taxing jurisdictions impose limitations on the amount of tax loss, credit and other carry-forwards that can be used to offset current income and tax within any given year when there has been an ownership change. Section 382 of the Internal Revenue Code imposes a limitation on the amount of tax loss, credit and other carry-forwards that can be used to offset current income and tax within any given year when there has been an ownership change, as defined. The Company’s U.S. federal tax loss and credit carry-forward limitation is an amount equal to the value of the Company multiplied by the long-term tax exempt rate, as defined. As of January 28, 2006, the Company had a U.S. federal tax loss carry-forward of $518 million, of which $57 million a year can be used to offset federal taxable income before considering certain Section 382 planning opportunities. In addition, the company has state tax loss carry-forwards of $1.3 billion and foreign tax loss carry-forwards of $813 million which may also be subject to similar limitations.

The Company’s $518 million of federal tax loss carry-forwards and $107 million of federal tax credit carry-forwards will expire during the next 6 to 20 years. Of the Company’s $1.3 billion of state tax loss carry-forwards, $256 million will expire during the next 5 years and $1.1 billion during the next 6 to 20 years. Of the Company’s $813 million of foreign tax loss carry-forwards, $4 million will expire during the next 5 years, $1 million during the next 6 to 20 years, and $809 million may be carried forward indefinitely.

Reserves

Various U.S. federal, state and foreign taxing authorities routinely audit the company’s income tax returns. In June 2004, the Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. federal income tax returns for years 1997 to 1999. Based on the outcome of this audit, we reversed $200 million of tax reserves and interest thereon that had been established in prior periods to cover tax contingencies in the years that were addressed by this audit. Our U.S. federal income tax returns for the years 2000 to 2002 are currently under examination by the IRS. Our state income tax returns for years 1994 to 2004 in 12 states are currently under examination by various taxing authorities, and our foreign income tax returns for years 1996 to 2003 in several foreign countries are currently under examination by various foreign taxing authorities.

While it is often difficult to predict whether we will prevail, we believe that our tax reserves reflect the probable outcome of known tax contingencies.

Foreign Earnings

The Company has elected to treat four of its foreign subsidiaries as branches or disregarded entities for U.S. federal income tax purposes. By doing so, the earnings and losses of these foreign subsidiaries are included in the calculation of our income subject to current U.S. federal income tax.

During the fiscal year ending January 29, 2005 the Company took advantage of a temporary U.S. federal income tax incentive, repatriated $607 million of foreign earnings, and recorded a federal income tax expense of

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

$54 million on these dividends based on then current law. During the fiscal year ending January 28, 2006 the IRS clarified how the tax on these repatriated foreign earnings should be calculated. Based on these clarified rules, we applied for and received a tax refund of $36 million, and we recorded a corresponding federal income tax benefit.

In the year ending January 28, 2006, management determined that the Company would no longer permanently reinvest any of the earnings of its foreign subsidiaries outside the United States. As such, we have recorded a net U.S. federal income tax expense of $44 million on the $281 million current and cumulative earnings of our foreign subsidiaries.

NOTE 21 – PROFIT SHARING PLAN

We have a profit sharing plan with a 401(k) salary deferral feature for eligible domestic employees. The terms of the plan call for annual contributions by the company as determined by the Board of Directors, subject to certain limitations. The profit sharing plan may be terminated at our discretion. Provisions of $27 million, $25 million, and $27 million, have been charged to earnings in 2005, 2004 and 2003, respectively.

NOTE 22 – TOYSRUS.COM

Toysrus.com operates three co-branded on-line stores under a strategic alliance agreement with Amazon.com. These on-line stores sell toys, collectible items, and video games through the Toysrus.com website; baby products through the Babiesrus.com website; and learning and information products through the Imaginarium.com website. On March 31, 2006, the trial court in the lawsuit we filed against Amazon.com described below entered a final order in our favor terminating the agreement with Amazon.com as of that date and establishing a wind-down period through June 30, 2006, during which time Amazon.com will continue to operate the co-branded stores. In anticipation of this favorable ruling, we have been planning for the launch of an independent website at our domain names.

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

On January 17, 2006, Toys-Delaware a subsidiary of the Company, acquired all of the outstanding stock options and shares of Toysrus.com, Inc. Each holder of shares in Toysrus.com received $1.13 per share less applicable withholding taxes. Each option holder received an amount in cash, less applicable withholding taxes, equal to the value of the option calculated using an option–pricing model based on the $1.13 per share. As a result of the above, the Company recognized $3 million of compensation expense and $6 million of goodwill.

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

On May 21, 2004, we filed a lawsuit against Amazon.com and its affiliated companies to terminate our strategic alliance agreement with Amazon.com. The lawsuit sought temporary and permanent injunctive and declaratory relief to protect our rights during the litigation and to end the agreement, monetary damages and

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

contract rescission against Amazon.com. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. On March 31, 2006, the trial court entered its order granting our request for termination of the agreement and denying Amazon.com’s request for relief on its counterclaim. For further details refer to Note 24 entitled “LITIGATION AND LEGAL PROCEEDINGS.”

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

NOTE 23 – SEGMENTS

We have four reportable segments: Toys “R” Us – U.S., Toys “R” Us – International, Babies “R” Us, and Toysrus.com. Historically, Kids “R” Us was a reportable segment, however, in 2003 we closed all of our Kids “R” Us locations and ceased treating it as a reportable segment. See Note 5 entitled “RESTRUCTURING AND OTHER CHARGES” for further discussion on the closing of the Kids “R” Us division.

Toys “R” Us – U.S. operates toy stores in 49 states and Puerto Rico and sells toys, bicycles, sporting goods, VHS and DVD movies, electronic and video games, books, educational and development products, clothing, infant and juvenile furniture, electronics, as well as educational and entertainment computer software for children; Toys “R” Us – International, operates, licenses or franchises toy stores in 31 foreign countries with wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom and sells similar products as described for Toys “R” Us – U.S.; Babies “R” Us, operates stores in 40 states and sells baby-juvenile products in the United States, such as baby gear, baby accessories, consumables, apparel, furniture, bedding and room décor, and infant toys; Toysrus.com, our Internet subsidiary sells both toys and babies merchandise to the public via the Internet at www.toysrus.com, www.babiesrus.com, www.imaginarium.com, www.sportsrus.com, and www.personalizedbyrus.com.

Management evaluates segment performance primarily based on income from operations. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information on segments and reconciliation to (loss) earnings before income taxes, are as follows:

	52 Weeks Ended
(In millions)	January 28, 2006	January 29, 2005	January 31, 2004
Net sales
Toys “R” Us – U.S.	$5,975	$6,104	$6,326
Toys “R” Us – International	2,793	2,739	2,470
Babies “R” Us	2,078	1,863	1,738
Toysrus.com	429	366	371
Kids “R” Us (1)	—	28	415

Total net sales	$11,275	$11,100	$11,320

Operating (loss) earnings (2)
Toys “R” Us – U.S.	$(20)	$4	$70
Toys “R” Us – International	196	220	166
Babies “R” Us	226	224	192
Toysrus.com (3)	14	1	(18)
Kids “R” Us (1)	1	(25)	(67)
Other (4), (5)	(503)	(116)	(63)
Restructuring and other charges	(34)	(4)	(63)
Contract settlement fees and other	(22)	—	—

Operating (loss) earnings	(142)	304	217
Interest expense	(394)	(130)	(142)
Interest income	31	19	18

(Loss) earnings before income taxes	$(505)	$193	$93

Identifiable assets
Toys “R” Us – U.S.	$4,153	$5,678	$4,959
Toys “R” Us – International	1,648	1,474	1,558
Babies “R” Us	1,208	1,194	1,127
Toysrus.com	78	61	55
Kids “R” Us	50	58	204
Other (6)	1,229	1,303	2,362

Total identifiable assets	$8,366	$9,768	$10,265

Depreciation and amortization
Toys “R” Us – U.S.	$218	$200	$194
Toys “R” Us – International	97	75	61
Babies “R” Us	42	38	31
Toysrus.com	1	—	2
Kids “R” Us	4	5	40
Other	38	36	40

Total depreciation and amortization	$400	$354	$368

(1)	Reflects the effect of our decision to close all of our freestanding Kids “R” Us stores, as previously announced on November 17, 2003.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(2)	Consolidated operating earnings for fiscal 2004 reflects $157 million in inventory markdowns recorded during the second quarter of 2004 related to the Toys “R” Us – U.S., Toys “R” Us – International, and Kids “R” Us divisions of $132 million, $15 million, and $10 million, respectively.
(3)	Results for fiscal 2003 and fiscal 2004 reflect a 20% minority interest. Beginning in the fourth quarter of 2004, Toys “R” Us, Inc. recognized 100% of the results of Toysrus.com.
(4)	Includes corporate expenses and the equity (loss) earnings of Toys “R” Us – Japan.
(5)	The increase in operating loss of $387 million in “other” for fiscal 2005 compared to fiscal 2004 reflected increased corporate expenses as well as increased bonus and stock compensation expenses primarily related to the Merger Transaction.
(6)	Includes cash and cash equivalents, and other corporate assets.

NOTE 24 – LITIGATION AND LEGAL PROCEEDINGS

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

On May 21, 2004, we filed a lawsuit against Amazon.com and its affiliated companies to terminate our strategic alliance with Amazon.com. The lawsuit was filed to protect our exclusivity rights in the toy, game, and baby products categories for the online e-commerce site on the Amazon.com platform. The complaint sought temporary and permanent injunctive and declaratory relief to protect our rights during the litigation and to end the agreement, monetary damages and contract rescission against Amazon.com. The suit was filed in the Superior Court of New Jersey, Chancery Division, Passaic County. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. On March 31, 2006 the trial court entered a final order in our favor terminating the strategic alliance agreement with Amazon.com as of that date and establishing a wind-down period through June 30, 2006, during which time Amazon.com will continue to operate the co-branded stores. On April 3, 2006 Amazon.com filed a Notice of Appeal and also filed a Motion for Stay of Judgment in the trial court. On April 20, 2006, the trial court denied Amazon.com’s request for a stay. Amazon.com filed a request in the appellate court on April 21, 2006 for emergent relief from the trial court’s denial of its request for a stay. On that same day, the appellate court refused Amazon.com’s motion for an immediate stay and determined to consider Amazon.com’s request for a stay of the trial court’s order on the normal briefing schedule. We believe Amazon.com’s pending motion for a stay of the trial court’s order terminating the strategic alliance agreement, as well as its pending appeal of the order, is without merit and will be denied.

NOTE 25 – COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits and taxes, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. Refer to Note 19 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of January 28, 2006. As of January 28, 2006, and January 29, 2005, we had $84 million and $82 million of reserves for self-insurance risk and $125 million and $115 million of reserves for restructuring, respectively.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 26 – RELATED PARTY TRANSACTIONS

Transactions with the Sponsors – The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the Merger Transaction. Under the terms of the advisory agreement and effective as of July 21, 2005, we paid the Sponsors an aggregate advisory fee of $3.75 million for the thirteen weeks ended October 29, 2005, and a fee for the portion of the quarter from the Merger Transaction date to the thirteen weeks ended July 30, 2005, of $0.4 million. There was no advisory fee for the thirteen weeks ended January 28, 2006. The quarterly fee for the first fiscal quarter of 2006 will be $7.5 million, and the quarterly fees for the second, third, and fourth quarters of 2006 will be $3.94 million per quarter. Thereafter, the annual fee will be $15 million, increasing five percent per year during the ten-year term of the agreement. In addition, upon consummation of the Merger Transaction, we paid the Sponsors a fee in the aggregate amount of $81 million for services rendered and out-of-pocket expenses in connection with the debt financing transactions described in Note 11 entitled “SEASONAL FINANCING AND LONG-TERM DEBT.”

On August 29, 2005, an affiliate of Vornado Realty Trust acquired by assignment an aggregate of $150 million of the lenders’ rights and obligations under the $1.9 Billion Bridge Loan Agreement. As of the date of this Annual Report on Form 10-K, $77 million of this amount remains outstanding.

NOTE 27 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued SFAS 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal 2006. We do not believe the adoption of SFAS 151 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB released Financial Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). The American Jobs Creation Act (the Act) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP 109-2 allows for time for enterprises beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. In January of 2005 we adopted a domestic reinvestment plan, and two of our foreign subsidiaries remitted cash dividends of $607 million to the United States. In conjunction with the repatriation we recorded a tax expense of $54 million based on current law. During the fiscal year 2005, in conformity with the Internal Revenue Service tax code as related to the one-time deduction, we recorded and received a benefit of $39 million representing a refund on taxes on the repatriation.

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, which supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005. We are evaluating the transition applications and the impact the adoption of SFAS No. 123(R) will have on our consolidated financial position, results of operations or cash flows.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment.” SAB 107 provides guidance regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, including guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R), and modifications of options prior to the adoption of SFAS 123(R). We are currently assessing the guidance in SAB 107 as part of our evaluation of the adoption of SFAS 123(R).

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net earnings during the period of the change. SFAS 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of EITF 05-06 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period. The FSP requires that rental costs incurred during a construction period be expensed, not capitalized. The statement is effective for the first reporting period beginning after December 15, 2005. We do not believe adoption of FSP 13-1 will have a material effect on our consolidated financial position, results of operations or cash flows.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 28 – SUBSEQUENT EVENTS

On January 23, 2006, Toys “R” Us Iberia Real Estate, S.L., our indirect wholly-owned subsidiary, entered into a secured loan agreement with a syndicate of financial institutions. The loan is secured by, among other things, selected Spanish real estate, which has been or will be acquired by the borrower. On February 1, 2006, the loan agreement was drawn down, and pursuant to which we borrowed €135.1 million. The maturity date for the loan is February 1, 2013. The loan has an interest rate of 1.50% plus mandatory costs plus EURIBOR. We have entered into hedging arrangements whereby we have fixed the interest under the loan at 4.505% plus mandatory costs per annum. The loan agreement contains covenants, including, among other things, covenants that restrict the ability of the borrower to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan also requires the company to maintain an interest coverage ratio of 110%. On January 23, 2006, Toys “R” Us France Real Estate SAS, our indirect wholly-owned subsidiary, entered into a secured loan agreement with a syndicate of financial institutions. The loan is secured by, among other things, selected French real estate, which has been or will be acquired by the borrower. On February 1, 2006, the loan agreement was drawn down, and pursuant to which we borrowed €65.2 million. The maturity date for the loan is February 1, 2013. The loan has an interest rate of 1.50% plus mandatory costs plus EURIBOR. We have entered into hedging arrangements whereby we have effectively fixed the interest under the loan at 4.505% plus mandatory costs per annum. The loan agreement contains covenants, including, among other things, covenants that restrict the ability of the borrower to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan also requires the company to maintain an interest coverage ratio of 110%.

On February 8, 2006, Toys “R” Us Properties (UK) Limited (“Toys Properties”), our indirect wholly-owned subsidiary, entered into a credit agreement with Vanwall Finance PLC as the Issuer and as Senior Lender and The Royal Bank of Scotland PLC as Junior Lender, which included a series of Secured Senior Loans comprising an initial principal amount of approximately £347.0 million and a Junior Loan comprising an initial principal amount of up to £62.4 million. The Senior Lender and Junior Lender have also agreed to provide an aggregate of approximately £10.8 million in additional loans under specified conditions. The loans are secured by, among other things, selected UK real estate, which has been or will be acquired by the borrower. The credit agreement contains customary covenants, including, among other things, covenants that restrict the ability of Toys Properties to incur certain additional indebtedness, create or permit liens on assets, dispose of or acquire further property, vary or terminate the lease agreements, conclude further leases or engage in mergers or consolidations. The credit agreement has a seven-year term and Toys Properties is required to repay the loans in part in quarterly installments from the first anniversary date. The final maturity date is April 7, 2013. The credit agreement also contains various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the credit agreement, cross default provisions, the failure of representations and warranties contained in the Credit Agreement to be true and certain insolvency events with respect to Toys Properties. The Senior Loan bears interest at an annual rate of mandatory costs plus 4.5575% plus a margin ranging from 0.28% to 1.50% and the Junior Loan bears interest at an annual rate of mandatory costs plus LIBOR plus a margin of 2.25%. Toys Properties has entered into hedging arrangements in relation to its floating rate exposure under the credit agreement, whereby Toys Properties effectively fixed the interest under the Junior Loan at 6.8075% plus mandatory costs per annum. The proceeds from the above-described U.K. transaction, together with other available funds, were used to repay all of the outstanding indebtedness under the bridge facility component of the Senior Facilities Agreement entered into by Toys “R” Us (UK) Limited on July 21, 2005 and to pay part of the transaction costs. In connection with the financing transaction, we revised our estimated amortization period of the $1.0 billion European bridge facility deferred transaction costs and, as a result, recorded an additional $27 million in amortization expense in the thirteen-week period ended January 28, 2006.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The board of directors of Toys “R” Us – Japan has proposed a new slate of directors for shareholder approval at its upcoming shareholders meeting, currently scheduled for April 28, 2006. If the new slate of directors is approved by the shareholders of Toys “R” Us – Japan, we (together with our Sponsors) will have control of a majority of the board of directors of Toys “R” Us – Japan. As a result of this control, we will be required to consolidate the results of operations of Toys “R” Us – Japan into our consolidated financial statements, beginning with the first quarter of fiscal 2006.

PARENT COMPANY INFORMATION

Toys “R” Us, Inc.

Schedule I – Condensed Statements of Operations

	52 Weeks Ended
(In millions)	January 28, 2006	January 29, 2005	January 31, 2004
Revenues	$19	$80	$102
General and administrative expenses	312	486	514
Transaction and related costs	410	—	—
Depreciation and amortization	59	50	50
Restructuring and other charges	7	26	31
Contract fees and other	22	—	—
Inter-company expense	62	62	62

Total operating expenses	872	624	657
Other (expense) income:
Interest expense	(114)	(102)	(114)
Interest income	8	5	4
Inter-company interest (expense) income, net	64	18	(3)
Equity in pre-tax earnings of consolidated subsidiaries	390	816	761

(Loss) earnings before income taxes	(505)	193	93
Income tax (benefit) expense	(121)	(59)	30

Net (loss) earnings	$(384)	$252	$63

See accompanying notes.

Toys “R” Us, Inc.

Schedule I – Condensed Balance Sheets

(In millions)	January 28, 2006	January 29, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$152	$409
Short-term investments	—	384
Accounts and other receivables	56	73
Current deferred taxes	27	2
Prepaid expenses and other current assets	11	18

Total current assets	246	886
Real estate, net	230	271
Investments in and advances to/from subsidiaries	1,504	6,239
Derivative assets	—	44
Deferred tax assets	17	33
Other assets	14	38

	$2,011	$7,511

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$510	$521
Accrued expenses and other current liabilities	269	297
Income taxes payable	53	48
Current portion of long-term debt	254	405

Total current liabilities	1,086	1,271

Long-term debt	1,529	1,775
Deferred tax liabilities	66	65
Derivative liabilities	—	5
Deferred rent liabilities	11	2
Other non-current liabilities	43	68
Stockholders’ (deficit) equity	(724)	4,325

	$2,011	$7,511

See accompanying notes.

Toys “R” Us, Inc.

Schedule I – Condensed Statements of Cash Flows

	52 Weeks Ended
(In millions)	January 28, 2006	January 29, 2005	January 31, 2004
Net cash provided by operating activities	$773	$401	$272

Cash Flows from Investing Activities:
Capital expenditures	(17)	(45)	(56)
Sale (purchase) of short-term investments	384	89	(391)
Decrease in restricted cash	—	—	60
Investments in subsidiaries	(656)	(271)	(310)
Inter-company loan repayment by subsidiaries	645	100	4
Loans to subsidiaries	(128)	(117)	(48)

Net cash provided by (used in) investing activities	$228	$(244)	$(741)

Cash Flows from Financing Activities:
Long-term debt borrowings	3,407	—	792
Borrowings from subsidiaries	770	432	884
Repayment of borrowings from subsidiaries	—	(281)	(664)
Long-term debt repayment	(408)	(507)	(5)
Repurchase of common stock	(5,891)	—	—
Repurchase of stock options and restricted stock	(225)	—	—
Repurchase of equity security units and warrants	(130)	—	—
Proceeds received from exercise of stock options	87	27	—
Proceeds received from issuance of common stock	20	—	—
Capital contributed by affiliate	1,279	—	—
Capitalized debt issuance costs	(167)	—	—

Net cash (used in) provided by financing activities	$(1,258)	$(329)	$1,007

Cash and Cash Equivalents:
Net (decrease) increase during period	(257)	(172)	538
Cash and cash equivalents at beginning of period	409	581	43

Cash and cash equivalents at end of period	$152	$409	$581

Supplemental Disclosures of Cash Flow Information:
Income taxes paid, net of refunds	$17	$(17)	$3
Interest paid	104	120	95

See accompanying notes.

Toys “R” Us, Inc.

Schedule I – Notes to Condensed Financial Statements

NOTE A – BASIS OF PRESENTATION

Toys “R” Us, Inc. (the “Company”) is a holding company that conducts substantially all of its business operations through its subsidiaries. On July 21, 2005, the Company was acquired by an investment group consisting of entities advised by or affiliated with Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co., L.P. and Vornado Realty Trust (collectively, the “Sponsors”) along with a fourth investor, GB Holdings I, LLC, an affiliate of Gordon Brothers, a consulting firm that is independent from and unaffiliated with the Sponsors and management, pursuant to the Agreement and Plan of Merger by and among the Company, Global Toys Acquisition, LLC, and Global Toys Acquisition Merger Sub, Inc. (the “Acquisition Co.”), dated as of March 17, 2005 (the “Merger Agreement”). Pursuant to the Merger Agreement, we merged with and into the Acquisition Co. with the Company as the surviving entity (the “Merger”). The Merger has been accounted for as a recapitalization, and accordingly, there was no change in the basis of our assets and liabilities. Immediately following the consummation of the Merger, we implemented an inversion transaction (the “Inversion”) whereby one of our dormant subsidiaries became the new parent of Toys “R” Us, Inc. and is now known as Toys “R” Us Holdings, Inc. For a discussion of the merger transaction and the Inversion, see Note 2 to the Consolidated Financial Statements entitled “MERGER TRANSACTION.”

In conjunction with the Merger, the Company borrowed $3.4 billion under various facility agreements. Immediately following the Merger, subsidiaries of the Company assumed the Company’s obligations under the facility agreements and the Company was released from its obligations, except that the Company continues to be a guarantor under the bridge facility until the bridge loans are converted to term loans on July 21, 2006. In addition, the Company borrowed approximately $770 million from its subsidiaries in connection with the Merger. The proceeds from the borrowings under the facility agreements and from the Company’s subsidiaries together with the capital contributions of approximately $1.3 billion and cash otherwise available to the Company was used to fund the payments required in connection with Merger. In addition, as a result of the borrowings and assumption described above, as well as certain other inter-company transactions, the amount of the Company’s investment in and advances to/from subsidiaries was reduced.

The Company provides certain centralized management functions to its subsidiaries including accounting, human resources, legal, tax, and treasury services. The costs related to these services are allocated to the domestic subsidiaries primarily based on revenues. The Company also has arrangements with its foreign subsidiaries for these and other services whereby it charges a management fee. The management fees from the foreign subsidiaries are based on costs plus a premium. The domestic and foreign management fee have been recorded as revenue on an accrual basis.

In February 2006, all of the centralized corporate functions were transferred to our subsidiary, Toys “R” Us—Delaware, Inc. (“Toys-Delaware”). Toys-Delaware provides the Company certain corporate functions including accounting, human resources, legal, tax, and treasury services.

There are significant restrictions over Toys “R” Us, Inc.’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, Toys “R” Us, Inc.’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Toys “R” Us, Inc.’s audited consolidated financial statements included elsewhere herein.

NOTE B – DEBT

A summary of the Company’s long-term debt as of January 28, 2006 and January 29, 2005, is outlined in the table below:

(In millions)	2005	2004
6.875% notes, due fiscal 2006	$250	$253
Equity security units (including, as a part thereof, 6.25% notes due fiscal 2007) (a)	—	403
7.625% notes, due fiscal 2011	527	531
7.875% notes, due fiscal 2013	389	389
7.375% notes, due fiscal 2018	408	403
8.750% notes, due fiscal 2021	199	199
Other	10	2

	1,783	2,180
Less current portion	254	405

Total	$1,529	$1,775

(a)	Refer to Note 14 entitled “ISSUANCE OF COMMON STOCK AND EQUITY SECURITY UNITS” for details on the settlement of the debt component of our Equity security units.

The annual maturities of long-term debt at January 28, 2006 are as follows:

(In millions)	Annual maturities
2006	$254
2007	3
2008	2
2009	1
2010	—
2011 and subsequent	1,523

Total	$1,783

On August 29, 1991, Toys-Delaware issued $200 million aggregate principal amount of 8.750% Debentures due September 1, 2021 (the “Debentures”). In connection with an agreement and plan of merger, dated as of December 8, 1995, the Company executed the First Supplemental Indenture, dated as of January 1, 1996, pursuant to which the Company became a co-obligor of the Debentures. For presentation purposes on a parent stand-alone basis, the Company has included this debenture in its balance sheets. However, this debt is recorded and carried by Toys-Delaware, its primary obligor. All future principal and interest payments will be funded through the operating cash flows of Toys-Delaware.

On July 21, 2005, Toys-Delaware, a wholly-owned subsidiary, entered into a one-year term unsecured credit facility of $1.9 billion, carrying an annual interest rate of LIBOR plus 5.25%. The bridge facility is guaranteed by Toys “R” Us, Inc. (until the bridge loans are converted to term loans on July 21, 2006), certain subsidiaries of Toys-Delaware and certain other entities. As of January 28, 2006, there was $973 million outstanding under this bridge facility.

On December 9, 2005, TRU 2005 RE Holding Co. I, LLC, an indirect subsidiary, entered into a Credit Agreement. $1.3 billion was borrowed under the credit agreement. A portion of the proceeds was used to repay $927 million of existing indebtedness under the bridge loan agreement, dated as of July 21, 2005, described above, and the remaining portion was used to repay the indebtedness under the Secured Revolving Credit Facility of Toys-Delaware. Toys “R” Us, Inc. has committed to provide environmental indemnity and a guaranty of recourse obligations to the creditors and certain other parties under this agreement. As of January 28, 2006, all of borrowings under this debt facility were outstanding.

For a discussion of the debt obligations of the Company, see Note 11 entitled “SEASONAL FINANCING AND LONG-TERM DEBT.”

NOTE C – COMMITMENTS AND CONTINGENCIES

Toys “R” Us, Inc. is a party to several lawsuits. For a discussion of the litigations in which the Company is a party, see Note 24 to the Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS.”

The Company is a guarantor on certain leases entered by its subsidiaries. For a discussion of the lease obligations of the Company and its subsidiaries, see Note 19 to the Consolidated Financial Statements entitled “LEASES.”

NOTE D – DIVIDENDS AND CAPITAL CONTRIBUTIONS

The Company received cash dividends of $57 million and $1 million during the 52 weeks ended January 28, 2006, and January 31, 2004, respectively. The Company did not receive any cash dividends from its subsidiaries during the 52 weeks ended January 29, 2005.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth certain unaudited quarterly financial information:

	For the 13 Weeks Ended
(In millions)	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006
2005
Net sales	$2,132	$2,099	$2,157	$4,887
Gross margin	732	736	694	1,461
Selling, general and administrative	675	627	678	919
Transaction-related costs	—	400	2	8
Depreciation and amortization	92	91	86	131
Restructuring and other charges (income), net	3	2	(1)	30
Contract settlement fees and other	—	22	—	—
Operating (loss) earnings	(38)	(406)	(71)	373
Net (loss) earnings	$(41)	$(359)	$(126)	$142

	For the 13 Weeks Ended
(In millions)	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005
	(As restated)	(As restated)	(As restated)
2004
Net sales	$2,058	$2,022	$2,214	$4,806
Gross margin	728	581	739	1,546
Selling, general and administrative	643	661	682	946
Depreciation and amortization	86	86	88	94
Restructuring and other charges (income), net	14	31	(26)	(15)
Operating (loss) earnings	(15)	(197)	(5)	521
Net (loss) earnings	$(28)	$42	$(21)	$259

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any disclosure controls and procedures will succeed in achieving their stated goals under all potential future conditions.

In connection with the preparation of this Annual Report on Form 10-K, as of the end of the fiscal period covered by this Annual Report on Form 10-K (January 28, 2006), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based on the Company’s evaluation and the identification of the material weakness in internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 28, 2006, the Company’s disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Annual Report on Form 10K (January 28, 2006).

The Company employed alternative procedures to enable management to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements included in this Annual Report on Form 10-K filing, Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K filing fairly present, in all material respects, the company’s financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

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

Management has determined that a material weakness exists in the Company’s financial reporting process as the result of the inadequacy of staffing and supporting technology in each of the tax accounting, property accounting and consolidation accounting functions and the inadequacy of staffing in the financial reporting and internal audit functions as described below.

The material weakness in the Company’s financial closing and reporting process referenced above is the result of the accumulation of the following significant deficiencies:

•	The Tax department did not maintain a sufficient number of technically qualified personnel during the year to facilitate the identification of all issues associated with the Company’s income tax closing process. In addition, the Tax department does not employ adequate supporting technology to enable the existing staff to efficiently perform the tax accounting routines associated with calculating the Company’s income tax provision and tracking the Company’s deferred tax balances. The calculations were performed on non-integrated spreadsheets that lack the automated controls inherent in our integrated information technology production systems and thus increases the risk of human error. Management believes that the staffing and technology issues mentioned above resulted in the need for adjustments that were only identified and recorded by management in the closing process.

•	The Property Accounting department did not maintain a sufficient number of technically qualified personnel during the year to ensure that the computations and calculations required to support the lease disclosures and balances in the Company’s periodic financial statements are completed timely and consistently. In addition, the Company did not employ an adequate property management system to consistently track and record the Company’s leases, which necessitated extensive manual intervention. The calculations are performed on non-integrated spreadsheets that lack the automated controls inherent in our integrated information technology production systems and thus increases the risk of human error. Management believes that the staffing and technology issues mentioned above resulted in the need for adjustments that were only identified and corrected by management in the closing process.

•	The Corporate Accounting department and Financial Reporting department did not maintain a sufficient number of personnel to support the Company’s periodic consolidation and financial reporting processes particularly in light of the increased complexity of the Company’s consolidation requirements. This has resulted in a significant workload for the existing personnel who manage the consolidation and reporting processes which management does not believe is sustainable over the long-term. Management believes that the staffing issue mentioned above resulted in the need for adjustments, including a reclassification within the Cash Flow Statement, which were recorded by management in the closing process.

•	The Company did not maintain an adequate number of personnel on its Internal Audit staff to effectively assist management with the monitoring and assessment of the Company’s operational, financial and compliance-oriented controls, including controls over the financial closing and reporting process. During 2005, Internal Audit’s focus was substantially limited to performing reviews of internal controls over financial reporting to support management’s Sarbanes-Oxley Section 404 assessment.

The Company’s Remediation Plan

As discussed above, management has identified a material weakness in the Company’s internal control over financial reporting and is taking steps to remediate this material weakness. Management is actively engaged in the implementation of remediation efforts to address the material weakness in the Company’s internal control over financial reporting. These remediation efforts, as outlined below, are designed to address the material weakness identified by management and to strengthen the Company’s internal control over financial reporting.

Management recognizes the importance of maintaining a staff that is sufficient in number and contains the appropriate complement of accounting, tax, real estate, financial reporting and internal audit expertise. Similarly, management recognizes the importance of ensuring the adequacy and robustness of the Company’s information technology systems that support these functions. Consequently, management has initiated the following remediation steps to address the identified material weakness in the Company’s financial closing and reporting process:

•	The Company is in the process of searching for additional employees with the commensurate knowledge, experience and training necessary to complement the current staff in the general accounting, tax accounting, property accounting and financial reporting functions. The Company is actively recruiting accountants to help with the evaluation of ongoing complex financial issues and the application of Generally Accepted Accounting Principles. In the interim, the Company has hired external experts to support the Company’s financial closing and reporting process. The human resources department has identified dedicated personnel who are now responsible for revitalizing existing recruiting methods to address the Company’s staffing challenges.

•	The Company is recruiting additional internal auditors to assist management with its ongoing control assessments and risk management responsibilities. In the interim, the Company is utilizing external experts to support the existing Internal Audit staff and is seeking a co-sourcing partner to assist with the management’s ongoing Sarbanes-Oxley Section 404 responsibilities.

•	The Company is in the process of upgrading the information technology systems that support the tax, property management and consolidation functions. This will serve to reduce the amount of manual work required to complete these processes, will increase the control over these processes, and mitigate the current requirement to support these processes with external resources.

The Company’s remediation plan has not been in place long enough to show meaningful results. However, it is expected that the remediation will significantly improve the financial closing and reporting process during the current fiscal year.

As a result of this material weakness in the Company’s internal control over financial reporting, management has concluded that, as of January 28, 2006, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

/s/ Gerald L. Storch	/s/ Raymond L. Arthur
Gerald L. Storch	Raymond L. Arthur
Chairman of the Board and	Executive Vice President –
Chief Executive Officer	Chief Financial Officer
April 28, 2006	April 28, 2006

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended January 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to January 28, 2006, the Company continues to make the changes described above under “—The Company’s Remediation Plan.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Toys “R” Us, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Toys “R” Us, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of January 28, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

Management has determined that a material weakness exists in the Company’s financial reporting process as the result of the inadequacy of staffing and supporting technology in each of the tax accounting, property accounting and consolidation accounting functions and the inadequacy of staffing in the financial reporting and internal audit functions as described below.

•

The tax department did not maintain a sufficient number of technically qualified personnel during the year to facilitate the identification of all issues associated with the Company’s income tax closing process. In addition, the tax department does not employ adequate supporting technology to enable the existing staff to efficiently perform the tax accounting routines associated with calculating the Company’s income tax provision and tracking the Company’s deferred tax balances. The calculations were performed on non-integrated spreadsheets which lack the automated controls inherent in our integrated information technology production systems and thus increase the risk of human error. The staffing and technology issues mentioned above resulted in the need for adjustments that were only identified and recorded by management in the closing process.

•	The property accounting department did not maintain a sufficient number of technically qualified personnel during the year to ensure that the computations and calculations required to support the lease disclosures and balances in the Company’s periodic financial statements are completed timely and consistently. In addition, the Company did not employ an adequate property management system to consistently track and record the Company’s leases, which necessitated extensive manual intervention. The calculations are performed on non-integrated spreadsheets that lack the automated controls inherent in our integrated information technology production systems and thus increase the risk of human error. The staffing and technology issues mentioned above resulted in the need for adjustments that were only identified and corrected by management in the closing process.

•	The Corporate Accounting department and Financial Reporting department did not maintain a sufficient number of personnel to support the Company’s periodic consolidation and financial reporting processes particularly in light of the increased complexity of the Company’s consolidation requirements. This has resulted in a significant workload for the existing personnel who manage the consolidation and reporting processes which management does not believe is sustainable over the long-term. The staffing issue mentioned above resulted in the need for adjustments, including a reclassification within the Cash Flow Statement and a Balance Sheet reclassification of long term debt to short term debt, which were recorded by management in the closing process.

•	The Company did not maintain an adequate number of personnel on its Internal Audit staff to effectively assist management with the monitoring and assessment of the Company’s operational, financial and compliance-oriented controls, including controls over the financial closing and reporting process. During 2005, Internal Audit’s focus was substantially limited to performing reviews of internal controls over financial reporting to support management’s Sarbanes-Oxley Section 404 assessment.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 28, 2006, the related consolidated statements of operations, stockholder’s equity, and cash flows for the fifty-two week period ended January 28, 2006, and the financial statement schedule of the Company and our report dated April 28, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

April 28, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following persons are members of our Board of Directors. All directors are elected annually and serve a one-year term until the next annual meeting of the stockholders and until the election and qualification of their successors.

Name	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships
Joshua Bekenstein	47	Mr. Bekenstein has been a director of the Company since September 12, 2005. Mr. Bekenstein is a founder of Bain Capital LLC and has been a Managing Director of Bain Capital LLC since 1984. Mr. Bekenstein currently serves as a member of the boards of directors of Bombardier Recreational Products Inc., Waters Corporation, Dollarama, Burlington Coat Factory, and Bright Horizons Family Solutions.

Michael M. Calbert	43	Mr. Calbert has been a director of the Company since July 21, 2005. Mr. Calbert has been an Executive of Kohlberg Kravis Roberts & Co. since 2000.

Michael D. Fascitelli	49	Mr. Fascitelli has been a director of the Company since July 21, 2005. Mr. Fascitelli has been President and a Trustee of Vornado Realty Trust since December 1996. Mr. Fascitelli has also been President and a director of Alexanders, Inc. since August 1996. Prior to that, Mr. Fascitelli was a partner at Goldman Sachs & Co. in charge of its real estate practice and was a vice president prior thereto. Mr. Fascitelli serves as a director and a Trustee of GMH Communities Trust.

David M. Kerko	33	Mr. Kerko has been a director of the Company since September 12, 2005. Mr. Kerko joined Kohlberg Kravis Roberts & Co. in 1998 and has been a Principal since 2001.

Matthew Levin	40	Mr. Levin has been a director of the Company since July 21, 2005. Mr. Levin has been a Managing Director at Bain Capital since 2000. Mr. Levin also currently serves as a director of Bombardier Recreational Products Inc.

John Pfeffer	37	Mr. Pfeffer has been a director of the Company since September 12, 2005. Mr. Pfeffer has been an executive of Kohlberg Kravis Roberts & Co. Ltd. since 2000, heading the European Retail Sector Team.

Dwight M. Poler	40	Mr. Poler has been a director of the Company since September 12, 2005. Mr. Poler joined Bain Capital in 1994 and has been a Managing Director since 1999.

Name	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships
Steven Roth	64	Mr. Roth has been a director of the Company since September 12, 2005. Mr. Roth has been Chairman of the Board and Chief Executive Officer of Vornado Realty Trust since May 1989 and Chairman of the Executive Committee of the Board of Vornado Realty Trust since April 1980. Mr. Roth is currently the Managing General Partner of Interstate Properties, an owner of shopping centers and investor in securities and partnerships. Mr. Roth has been a general partner of Interstate Properties since 1968. He has also been the Chief Executive Officer of Alexander’s, Inc. since March 1995 and Chairman of the Board of Alexander’s, Inc. since 2005 and a director since 1989.

Wendy Silverstein	45	Ms. Silverstein has been director of the Company since September 12, 2005. Ms. Silverstein has been Executive Vice President – Capital Markets of Vornado Realty Trust since 1998.

Gerald L. Storch	49	Mr. Storch has been Chairman of the Board, Chief Executive Officer and a director of the Company since February 7, 2006. Mr. Storch was Vice Chairman of Target Corporation from 2001 to 2005 and held various other positions at Target Corporation from 1993 (then Dayton-Hudson) to 2001. Prior to joining Target, Mr. Storch was a Principal of McKinsey & Company where he served from 1982 to 1993.

The Sponsors have agreed among themselves that they will have proportional representation on our board of directors.

The directors named above also currently serve as directors of Holdings. Further, Messrs. Levin, Calbert, Fascitelli and Storch serve as directors of Toys “R” Us-Delaware, Inc.

The following persons are our Executive Officers, having been elected to their respective offices by our Board of Directors:

Name	Age	Position with the Registrant
Gerald L. Storch(1)	49	Chairman of the Board and Chief Executive Officer

Raymond L. Arthur	47	Executive Vice President – Chief Financial Officer

John Barbour	46	Executive Vice President – President – Toys “R” Us – U.S.

Deborah M. Derby	42	Executive Vice President – Human Resources, Legal and Corporate Communications; Secretary

Richard L. Markee	52	Vice Chairman, Toys “R” Us, Inc.; President – Babies “R” Us

Antonio Urcelay	54	President – Continental Europe; Managing Director, Toys “R” Us Iberia, S.A.

(1)	See “Directors” above for Mr. Storch’s biography.

The following is a brief description of the business experience during the past five years for each of our Executive Officers:

Mr. Arthur has served as Executive Vice President – Chief Financial Officer of the Company since April 2004. From January 2002 to April 2004, he served as President – Toysrus.com, Inc. From October 2000 through January 2002, he served as Senior Vice President – Chief Financial Officer of Toysrus.com, Inc. From May 2000 to October 2000, he was Vice President – Finance and Administration of Toysrus.com, Inc. From April 2000 to May 2000, he was Vice President – Controller of Toysrus.com, Inc. From January 1999 (when he first joined the Company) to April 2000, he was Vice-President – Controller of Toys “R” Us, Inc.

Mr. Barbour has served as Executive Vice President – President – Toys “R” Us – U.S. since August 2004. From February 2002 to August 2004, he served as Executive Vice President – President – Toys “R” Us International. From August 1999 (when he first joined the Company) to February 2002, he served as President and Chief Executive Officer of Toysrus.com, Inc.

Ms. Derby has served as Executive Vice President – Human Resources, Legal and Corporate Communications and Secretary since September 2005. From May 2003 until September 2005, Ms. Derby served as Executive Vice President – Human Resources. From November 2002 to May 2003, she served as Senior Vice President, Associate Relations and Organizational Effectiveness. From January 2002 to November 2002, she was Vice President, Associate Relations. From June 2000 (when she first joined the Company) to January 2002, she was Vice President – Human Resources, Babies “R” Us division. From 1999 to May 2000, she was Corporate Director, Compensation and Benefits at Whirlpool Corporation.

Mr. Markee has served as President – Babies “R” Us since August 2004 and as Vice Chairman of Toys “R” Us, Inc. since May 2003. Mr. Markee also served as Interim Chief Executive Officer of the Company from July 2005 to February 2006. Mr. Markee served as President – Toys “R” Us U.S. from May 2003 to August 2004. From January 2002 to May 2003, he was Executive Vice President – President – Specialty Businesses and International Operations. From October 1999 to January 2002, he served as Executive Vice President, President of the Babies “R” Us division and the Chairman of Kids “R” Us division. Prior to then, he held various positions since joining the Company in 1990.

Mr. Urcelay has served as President – Continental Europe (Germany, Switzerland, Austria, France, Spain and Portugal) since August 2004. From August 2003 through August 2004, Mr. Urcelay was President of Southern Europe (France, Spain and Portugal). Mr. Urcelay has been the Managing Director of Toys “R” Us Iberia, S.A. since 1996.

On April 5, 2006, we entered into an agreement to hire F. Clay Creasey, Jr. as our Executive Vice President, beginning May 1, 2006. Effective May 15, 2006 (or at such earlier date as may be determined by our board of directors), Mr. Creasey will become our Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that all persons who were subject to Section 16(a) of the Securities Exchange Act of 1934 for the past fiscal year (through July 21, 2005) complied with the filing requirements thereof. In making this disclosure, the Company has relied on copies of the reports submitted to the Company by directors, executive officers and ten percent holders, and in the case of directors and executive officers, oral and written representations.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or any person performing similar functions (the “Code of Ethics”). The Code of Ethics is available on the Corporate Governance page of the Company’s website at www.toysrusinc.com. If the Company ever were to amend or waive any provision of its Code of Ethics, the Company intends to satisfy its disclosure obligations with respect to any such waiver or amendment by posting such information on its internet website set forth above rather than by filing a Form 8-K.

Audit Committee

Our Board of Directors has a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of David Kerko, Matthew S. Levin and Wendy Silverstein. The Company’s Board of Directors has determined that each member of the Audit Committee is financially literate and that Mr. Levin is an “audit committee financial expert” within the meaning of the regulations adopted by the Securities and Exchange Commission. None of our Audit Committee members is an independent director because of their affiliations with the Sponsors.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information for the last three fiscal years concerning compensation earned for services rendered in all capacities by our Interim Chief Executive Officer, our four other most highly compensated executive officers for the fiscal year ended January 28, 2006 and our former Chief Executive Officer (the “Named Executive Officers”). Mr. Storch, our new Chairman of the Board and Chief Executive Officer, is not represented in the table below because he was hired effective as of February 7, 2006 and accordingly did not have any compensation from us in 2005.

		Annual Compensation					Long-Term Compensation
Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)		Restricted Stock ($)(2)(3)	Securities Underlying Stock Options (#)(2)(4)		All Other Compensation ($)
Richard L. Markee Vice Chairman, Toys “R” Us, Inc., President – Babies “R” Us and Interim Chief Executive Officer	2005 2004 2003	850,000 850,000 823,077	3,855,885 1,301,287 800,000	(5)	66,881 51,839 134,066	(6) (7) (8)	— 516,354 1,128,000	286,671 101,341 261,682		263,242 165,330 168,186	(9)

Raymond L. Arthur Executive Vice President – Chief Financial Officer	2005 2004 2003	500,000 450,769 350,000	1,665,380 659,730 223,489	(5)	— — —		— 812,325 —	— 25,000 50,000		153,710 91,738 87,499	(10)

John Barbour Executive Vice President – President – Toys “R” Us, U.S.	2005 2004 2003	700,000 624,038 555,000	2,107,240 1,044,002 389,983	(5)	54,753 50,655 —	(11) (12)	— 177,030 225,000	204,747 30,000 60,000		197,051 102,314 117,559	(13)

Deborah M. Derby Executive Vice President – Human Resources , Legal and Corporate Communications	2005 2004 2003	450,000 445,192 398,077	1,598,188 576,847 235,383	(5)	— 52,112 —	(14)	— 177,030 282,000	122,841 30,000 50,000		109,709 64,445 55,836	(15)

Antonio Urcelay(16) President – Continental Europe; Managing Director, Toys “R” Us Iberia, S.A.	2005 2004 2003	529,012 513,604 433,160	889,055 849,825 461,008	(5)	— — —		— 47,427 —	160,224 12,500 25,000	(17)	142,052 137,589 113,990	(18)

John H. Eyler, Jr. Former Chairman, President and Chief Executive Officer	2005 2004 2003	496,154 1,000,000 1,000,000	232,916 2,458,587 990,000		6,886,001 291,102 250,150	(19) (20) (21)	— 1,180,200 1,231,500	— 200,000 400,000		11,068,506 203,216 232,364	(22)

(1)

All positions represent the capacities in which individuals served as of January 28, 2006, except in the case of Mr. Eyler, who resigned effective as of July 21, 2005, in connection with the Merger. Mr. Markee served as our Interim Chief Executive Officer from July 21, 2005 through February 7, 2006. On February 7, 2006, we appointed Gerald L. Storch as Chairman of the Board and our Chief Executive Officer. Mr. Markee continues to serve as our Vice Chairman, as well as President of Babies “R” Us.
(2)	While the restricted stock and stock options were granted during the fiscal year for which they are disclosed, they were granted as compensation for the Named Executive Officer’s performance during the prior fiscal year.
(3)	The data in the table for 2003 and 2004 reflects the dollar value of restricted stock and restricted stock unit awards, based on the closing price of our common stock on the date of grant. The grant values in the table for 2003 consist of shares of restricted stock that would have vested as to 50% of the shares on the second and third anniversaries of the grant date, provided the holder remained employed through such dates. The grant values in the table for 2004 consist of two separate awards: (a) the grant on April 1, 2004 of shares of restricted stock that would have vested as to 50% of the shares on the second and third anniversaries of the grant date based on continued employment through such dates; and (b) the grant on April 1, 2004 of performance restricted stock units which represented the opportunity to earn shares of restricted stock on April 1, 2005, depending on the achievement of corporate earnings targets for fiscal year 2004. Actual earnings performance for fiscal year 2004 resulted in a payout of 200% of the target awards under the restricted stock units for the Named Executive Officers, except for Mr. Urcelay who received 100% of the target award. The shares of restricted stock earned from those restricted stock units would have vested as to 50% on April 1, 2006 and 2007, respectively, based on continued employment through such dates. Upon consummation of the Merger, all outstanding shares of restricted stock and restricted stock units were vested and cashed out, as described below in this ITEM 11 under the heading “Treatment of Options, Restricted Stock and Stock Units in connection with the Merger.”
(4)	After the consummation of the Merger on July 21, 2005, new options to purchase strips of common stock of Holdings were granted as follows: Mr. Markee: 286,671, Mr. Barbour: 204,747, Ms. Derby: 122,841, and Mr. Urcelay: 160,224. The strips and the new options to purchase them are described below in this ITEM 11 under the heading “Option Grants – Option Grants by Holdings.” The securities underlying options for 2005 are shown in strips. The options reflected in the table for 2003 and 2004 vested and were cashed out upon consummation of the Merger.
(5)	This amount includes a success or retention bonus as described below in this ITEM 11 under the heading “Employment Contracts and Termination of Employment and Change-in-Control Arrangements – Retention/Success Bonuses.”
(6)	Includes $27,067 for personal use of a Company automobile and $21,541 for financial planning services, both of which are valued based on our aggregate incremental cost.
(7)	Includes $14,749 for personal use of a Company automobile and $29,849 for financial planning services, both of which are valued based on our aggregate incremental cost.
(8)	Includes $97,761 for costs relating to Mr. Markee’s relocation.
(9)	Includes (i) the Company’s contributions under the TRU Partnership Employees’ Savings and Profit Sharing Plan (the “Profit Sharing Plan”) in the amount of $11,396, and (ii) a substitute payment for fiscal year 2005 under Supplemental Executive Retirement Plan (“Substitute SERP Payment”) in the amount of $251,846.

(10)	Includes (i) Company contributions under the Profit Sharing Plan in the amount of $11,396, (ii) a Substitute SERP Payment in the amount of $113,723, and (iii) premiums paid by the Company in the amount of $28,591 on a term life insurance policy.
(11)	Includes $31,066 for personal use of a Company automobile, which is valued based on our aggregate incremental cost.
(12)	Includes $27,613 for personal use of a Company automobile and $17,436 for financial planning services, both of which are valued based on our aggregate incremental cost.
(13)	Includes (i) Company contributions under the Profit Sharing Plan in the amount of $11,396, (ii) a Substitute SERP Payment in the amount of $179,475, and (iii) premiums paid by the Company in the amount of $6,180 on a term life insurance policy.
(14)	Includes $21,295 for personal use of a Company automobile and $25,715 for financial planning services, both of which are valued based on our aggregate incremental cost.

(15)	Includes (i) Company contributions under the Profit Sharing Plan in the amount of $11,396 and (ii) a Substitute SERP Payment in the amount of $98,313.
(16)	Mr. Urcelay’s compensation is paid in Euros. All Euros were converted to U.S. dollars at a rate of 1 Euro = $1.2376, which is an average of the exchange rates for the entire fiscal year.
(17)	Includes 37,383 options for Holdings stock that were granted in the form of rollover options, as described below.
(18)	Includes Company pension plan contribution in the amount of $142,052.
(19)	Includes a tax-gross up payment of $6,855,609 to cover excise tax liabilities related to the Merger.
(20)	Includes $224,748 for personal use of Company aircraft, which is valued based on our aggregate incremental cost.
(21)	Includes $197,697 for personal use of Company aircraft, which is valued based on our aggregate incremental cost.
(22)	Includes a lump sum severance amount of $11,068,506 paid pursuant to Mr. Eyler’s retention agreement as described below in this ITEM 11 under the heading “Employment Contracts and Termination of Employment and Change-in-Control Arrangements – Retention/Severance Agreements.”

Option Grants

Option Grants by the Company. We did not grant options to the Named Executive Officers in fiscal year 2005.

Option Grants by Holdings. In connection with the Merger, each of the Named Executive Officers was granted options to purchase “strips” of common stock in Holdings. Each strip consists of nine shares of Class A common stock and one share of Class L common stock of Holdings. The shares compromising a strip are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of Holdings. The options are exercisable only for whole strips and cannot be separately exercised for the individual classes of Holdings common stock. The options have an aggregate exercise price of $26.75, which was the market value of a strip as of the date of the grant.

The following table sets forth certain information concerning the options granted by Holdings to the Named Executive Officers during fiscal year 2005.

Option Grants in Last Fiscal Year

	Number of Securities Underlying Options Granted	Percent of Total Options Granted by Holdings to Employees in Fiscal Year 2005	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name					5%($)	10%($)
Richard L. Markee	245,718	10.41%	$26.75	7/21/2015	$4,133,697	$10,475,600
Richard L. Markee	40,953	1.74%	$26.75	7/22/2015	$688,950	$1,745,933
Raymond L. Arthur	—	—	—	—	—	—
John Barbour	204,747	8.68%	$26.75	7/21/2015	$3,444,445	$8,728,899
Deborah M. Derby	122,841	5.21%	$26.75	7/21/2015	$2,066,546	$5,237,033
Antonio Urcelay	122,841	5.21%	$26.75	7/21/2015	$2,066,546	$5,237,033

The securities underlying options are denoted in the table in terms of “strips” as described above. All options, except the grant to Mr. Markee of 40,953 options, which is described below under “Employment Contracts and Termination of Employment and Change-in-Control Arrangements – Special Bonus and Option Agreement with Mr. Markee,” are tranche options divided equally into three separate tranches, as described below (with capitalized terms being defined in Holdings’ Management Equity Plan). The Tranche I options will vest 40% on the second anniversary of the grant date, 60% on the third anniversary of the grant date, 80% on the fourth anniversary of the grant date and 100% on the fifth anniversary of the grant date, based on continued

employment. The Tranche II options will vest in the same manner as the Tranche I options except that the options will also vest upon the earlier to occur of (i) a Change in Control in which both (A) the Sponsor IRR on consummation of the Change in Control is equal to or greater than 15%, and (B) the Sponsor Inflows prior to and in connection with such Change in Control are at least two times the Sponsor Outflows prior to such Change in Control; or (ii) any day on which both (A) the Sponsor IRR measured as of such measurement is equal to or greater than 15%, and (B) the Sponsor Inflows through such date are at least two times the Sponsor Outflows through such measurement date. The Tranche III options will vest in the same manner as the Tranche I options except that the options will also vest upon the earlier to occur of (i) a Change in Control in which both (A) the Sponsor IRR on consummation of the Change in Control is equal to or greater than 20%, and (B) the Sponsor Inflows prior to and in connection with such Change in Control are at least three times the Sponsor Outflows prior to such Change in Control; or (ii) any day on which both (A) the Sponsor IRR measured as of such measurement is equal to or greater than 20%, and (B) the Sponsor Inflows through such date are at least three times the Sponsor Outflows through such measurement date.

Treatment of Options, Restricted Stock and Stock Units in Connection with the Merger

In connection with the Merger, all outstanding stock options and awards of restricted stock and stock units for Company stock were cashed out, cancelled, or, in limited circumstances, exchanged for new interests in Holdings. Certain stock options held by management of the Company, including Mr. Urcelay, were exchanged for options to purchase common strips, consisting of nine shares of Class A common stock and one share of Class L common stock of Holdings (the “rollover options”). Each rollover option retained its original exercise price and expiration date and was fully vested as of July 21, 2005. For each outstanding option that was not exchanged for Holdings options, the holder received an amount in cash, less applicable withholding taxes, equal to the excess of $26.75 over the exercise price of the option. Each share of restricted stock was converted into the right to receive $26.75, and each restricted stock unit was converted into the right to receive $26.75, less applicable withholding taxes.

The following table shows the number of shares of our common stock subject to options, restricted stock awards and restricted stock units that were held by each of the Named Executive Officers at the time of the Merger and the value of those awards, based on the Merger consideration of $26.75 per share.

Named Executive Officers	Stock Options		Restricted Shares		Restricted Stock Units
Name	Shares (#)	Value($)	Shares (#)	Value($)	Shares (#)	Value($)
Richard L. Markee	888,023	$7,127,855	105,626	$2,825,496	0	$0
Raymond L. Arthur	125,000	$1,645,250	48,750	$1,304,063	0	$0
John Barbour	238,000	$2,764,620	35,500	$949,625	0	$0
Deborah M. Derby	138,000	$1,786,020	23,000	$615,250	0	$0
Antonio Urcelay	147,117	$1,126,668	2,813	$75,248	0	$0
John H. Eyler	2,960,000	$30,327,300	265,000	$7,088,750	200,000	$5,350,000

In connection with the Merger, Mr. Urcelay received 37,383 rollover options having a value of $601,437.

Aggregate Option Exercises and Year-End Option Value Post-Merger

Name	Number of Securities Underlying Unexercised Options At Year-End (#)(1)			Value of Unexercised In-The-Money Option At Year-End ($)(2)
	Exercisable	Unexercisable		Exercisable	Unexercisable
Richard L. Markee	0	286,671		$0	$0
Raymond L. Arthur	0	0		$0	$0
John Barbour	0	204,747	(3)	$0	$0
Deborah M. Derby	0	122,841		$0	$0
Antonio Urcelay	37,383	122,841		$601,437	$0
John H. Eyler	0	0		$0	$0

(1)	The number of securities underlying unexercised options at year-end are denoted in the table in terms of “strips” of Holdings common stock as described above.
(2)	The value is based on an aggregate amount of $26.75 per strip.
(3)	Mr. Barbour had the right until March 15, 2006 to purchase certain shares of restricted stock from Holdings. Because he elected not to do so, Holdings has the right to cancel some or all of Mr. Barbour’s 204,747 options at any time.

Aggregate Option Exercises and Year-End Option Value Pre-Merger. No options were exercised by our Named Executive Officers in 2005 prior to the Merger.

Retirement and Deferred Compensation Plans

At the completion of the Merger, we terminated all of our non-qualified deferred compensation plans, including the Toys “R” Us, Inc. Supplemental Executive Retirement Plan (the “SERP”) and any other non-qualified deferred compensation plans in which our executive officers or directors participated, and we caused all accounts under those plans to be distributed to participants. The SERP was a non-qualified defined contribution deferred compensation plan that provided participants, including our Named Executive Officers, with additional retirement benefits that they were precluded from receiving under the qualified 401(k) savings and profit sharing plan as a result of restrictions under the Internal Revenue Code. For each plan year, we contributed to the account of each participant in the SERP an amount equal to 11% of the participant’s eligible pay in excess of the annual compensation limit in Section 401(a)(17) of the Internal Revenue Code ($210,000 in 2005) plus interest at the rate determined under the terms of the SERP. We agreed to provide SERP participants a cash payment equal to the normal contribution that would have been made for fiscal year 2005 under the SERP, provided the participant remained employed by us as of January 28, 2006 (the “Substitute SERP Payment”).

The following table shows the account balances of each of our Named Executive Officers in such non-qualified deferred compensation plans that were distributed when the plans terminated, and the Substitute SERP Payments that were made to such officers for fiscal year 2005.

Name	Account Balances		Substitute SERP Payment
Richard L. Markee	$4,012,085	(1)	$251,846
Raymond L. Arthur	$161,783	(2)	$113,723
John Barbour	$287,246	(2)	$179,475
Deborah M. Derby	$184,348	(2)	$98,313
Antonio Urcelay	—		—
John Eyler	$1,692,755	(3)	—

(1)	Includes $1,399,047 of SERP balance, $620,778 of deferred compensation, and $1,992,260 of profit shares.
(2)	Represents SERP account balance.
(3)	Includes $1,185,493 of SERP balance and $507,262 of deferred compensation.

Directors’ Compensation

Upon consummation of the Merger, all of our nine directors then in office resigned from the Board and were replaced by three directors who are representatives of the Sponsors. In September 2005, six additional directors who are representatives of the Sponsors were added to the Board, and in February 2006, our new Chief Executive Officer, Gerald L. Storch, joined the Board as Chairman. All of our directors serve without compensation as directors.

The following paragraphs describe the compensation arrangements that applied for the portion of 2005 preceding the Merger with respect to our directors who were not officers or employees of the Company or any of its subsidiaries (“non-employee directors”).

Each non-employee director was entitled to receive an annual retainer fee of $30,000 in cash or stock units for service on the Board and was entitled to receive meeting fees in the form of stock units valued at $1,500 for each Board meeting attended and $1,000 for each committee meeting attended. Each non-employee director who served as a chair of a committee was entitled to receive additional stock units valued at $10,000 per year, and each non-employee director who served on the Executive Committee was entitled to receive additional stock units valued at $35,000 per year. New non-employee directors received stock units valued at $50,000 after six months of service. Non-employee directors could elect to receive the grant of an option in lieu of the payment of all or any portion of the cash retainer fee or stock unit awards described above (other than the initial award to new non-employee directors). Each outstanding stock option held by our directors that remained unexercised as of the completion of the Merger, whether or not vested or exercisable, was canceled and the director received a cash payment equal to the product of the number of shares of common stock subject to the option as of the effective time of the Merger, multiplied by the excess, if any, of $26.75 over the exercise price per share of common stock subject to such option. Each outstanding stock unit held by our directors at the effective time of the Merger, whether or not vested, was canceled, and the holder received a cash payment of $26.75 per share.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Retention/Severance Agreements. Each of Messrs. Markee, Barbour, Arthur, and Eyler and Ms. Derby has or had a retention agreement with us, which sets forth the terms of the officer’s employment, including title, duties, compensation and benefits.

Under the retention agreements, if the officer’s employment is terminated by us without “cause” or by the officer for “good reason” (as those terms are defined in the agreements), the officer will be (or was in Mr. Eyler’s case) entitled to receive:

•	certain rights accrued through the date of termination, including salary and prior year’s unpaid bonus;

•	the officer’s current target annual bonus, pro-rated through the date of termination;

•	two times (or, in the case of Mr. Eyler, three times) the officer’s annual base salary and target annual bonus for the year of the termination (and in the case of Mr. Markee, two times the targeted amount of the long-term incentive awards that would have been paid to him with respect to that fiscal year);

•	the amount the officer would have received under certain benefit plans, including the SERP, had the officer continued employment throughout the applicable severance period (and in the case of Mr. Markee, two years of additional service credit under such plans);

•	continued coverage for a period of time under our health and dental plans (such benefits will terminate if the officer becomes entitled to medical benefits from a subsequent employer); and

•	in the case of Messrs. Arthur and Barbour and Ms. Derby, continuation for two years of financial planning services and a leased automobile.

Each of these retention agreements also contains a tax gross-up provision whereby if the officer incurs an excise tax by reason of his or her receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code, the officer is entitled to a gross-up payment in an amount that would place the officer in the same after-tax position that he or she would have been in if no excise tax had applied.

Mr. Eyler received the severance benefits described above under his retention agreement when he terminated employment with us shortly after the Merger. The aggregate amount of his severance benefits was $11,068,506, plus a gross-up payment in the amount of $6,855,609 to cover his excise tax liability.

As a condition to receiving any severance payments or benefits under the retention agreements, the officer must execute a release of claims in respect of his or her employment with us. The retention agreements contain certain restrictive covenants, which will continue to bind certain of the executive officers after the Merger, including an agreement not to disclose confidential information at any time, and covenants not to compete with us, solicit our customers or recruit our employees during the employment term and for a period of two years following the termination of the officer’s employment.

Letter Agreement with Mr. Urcelay. On October 22, 2004, we entered into a letter agreement with Mr. Urcelay, which sets forth the terms of his employment, including title, duties, compensation and benefits.

Under Mr. Urcelay’s letter agreement, if we terminate his employment without cause (as defined in the letter agreement), if his position is eliminated and he is not offered a position with equivalent target compensation, or if he is required to relocate and be based at an office or location outside the Madrid, Spain area, then, Mr. Urcelay will be entitled to receive:

•	18 months of base pay,

•	the incentive payment that he would have been entitled to receive for the applicable year based upon actual results, up to a maximum of his target incentive for the 18-month period following termination,

•	continued provision of tax advice and use of his Company-provided automobile, lap top computer and cell phone for 18 months,

•	continued coverage for 18 months under our health plans, and

•	continued Company contributions to his pension plan for 18 months.

If within 12 months following a “change in control” (as defined in the letter agreement, which would include the Merger) we terminate Mr. Urcelay’s employment or he resigns due to our requiring him to relocate, without his consent, to any office or location outside of the Madrid, Spain area, Mr. Urcelay will be entitled to a severance payment equal to 18 months pay (which includes base pay and bonus), paid in 18 equal monthly installments.

As a condition to receiving any payments or benefits under the letter agreement, Mr. Urcelay is subject to a covenant not to compete and a covenant not to solicit our customers or our employees for 18 months following his termination of employment. In the event of a breach of these covenants, Mr. Urcelay is required to pay to us an amount equal to the severance pay corresponding to the remaining time of the covenant obligation.

Employment Agreements with Messrs. Storch and Creasey. On February 6, 2006, we entered into an employment agreement with Mr. Storch, as our new Chairman of the Board and Chief Executive Officer, and on April 5, 2006, we entered into an employment agreement with F. Clay Creasey, Jr., who will be our new Chief Financial Officer as of May 15, 2006. Each of these agreements has an initial term of five years, and provides for automatic one-year renewals unless expressly not renewed. The agreement provides for a minimum base salary, a target annual bonus opportunity payable upon achievement of performance targets established annually by the board, and eligibility to participate in our welfare benefit plans and retirement plans on the same basis as other senior executives. The officer will be reimbursed for his relocation expenses and legal expenses in connection with the agreement.

Under the employment agreement, if the officer’s employment is terminated by us without “cause” or by him for “good reason” (as those terms are defined in the agreement), he will be entitled to receive:

•	certain rights accrued through the date of termination, including salary and prior year’s unpaid bonus,

•	a pro-rated portion of his current year’s annual bonus through the date of termination, based on actual results,

•	a severance payment equal to the sum of (x) a multiple of base salary (in Mr. Storch’s case the multiple is two, and in Mr. Creasey’s case, the multiple is the Severance Period (described below), as expressed in years), and (y) a multiple of the amount of the annual bonus received by him in the prior fiscal year (in Mr. Storch’s case the multiple is the Severance Period expressed in years, and in Mr. Creasey’s case, the multiple is one). The “Severance Period” is initially a 12-month period commencing on the date of termination, and is increased by three months on each anniversary of the hire date, up to a maximum of 24 months, and

•	continued coverage during the Severance Period under our medical, dental and life insurance plans.

As a condition to receiving the severance payment under the agreement, the officer must execute a release of claims in respect of his employment with us. The agreement provides that the officer will be subject to a covenant not to compete and a covenant not to solicit employees, consultants, suppliers or service providers at all times while employed and during the Severance Period (regardless of whether he is receiving severance payments) or for two years in some termination scenarios, and a covenant not to disclose confidential information during the employment term and at all times thereafter.

Retention/Success Bonuses. Certain of our Named Executive Officers also received a retention/success bonus equal to two times his or her annual salary by reason of remaining employed through the completion of the Merger. Mr. Urcelay received a retention bonus of a fixed amount by remaining employed through November 1, 2005. The following table shows the amount of the bonus that each such officer received upon the completion of the Merger:

Amount of Retention/ Success Bonus
Richard L. Markee	$1,700,000
John Barbour	$1,400,000
Raymond L. Arthur	$1,000,000
Deborah M. Derby	$900,000
Antonio Urcelay	$247,520

Special Bonus and Option Agreement with Mr. Markee. On July 22, 2005, we entered into a special bonus and option agreement with Mr. Markee, pursuant to which he would be entitled to a payment of $2,000,000 on the first to occur of (i) his agreement to serve as Chief Executive Officer on a non-interim basis if so appointed by our board of directors, (ii) 90 days after another person commences employment as Chief Executive Officer; and (iii) the twelve month anniversary of the agreement. Since Gerald L. Storch became our new Chief Executive Officer as of February 7, 2006, the $2,000,000 payment to Mr. Markee will be due 90 days thereafter. This special agreement also provides that any severance payment that Mr. Markee may be entitled to receive from us will be reduced by $1,000,000. In addition, pursuant to the special agreement, Mr. Markee was granted options to acquire 40,953 strips of common stock of Holdings, for an exercise price of $26.75 per strip. These options will vest upon Mr. Markee’s entitlement to the $2,000,000 payment described above.

Compensation Committee Interlocks and Insider Participation

Our executive committee, which serves as our compensation committee, is comprised of Messrs. Calbert, Fascitelli and Levin. None of the members of the executive committee during fiscal year 2005 or as of the date of this Annual Report on Form 10-K is or has been an officer or employee of the Company or any of its subsidiaries.

Each member of the executive committee is affiliated with one of our Sponsors. Mr. Calbert has served as an executive officer of Kohlberg Kravis Roberts & Co. since 2000. Mr. Fascitelli has been President and trustee of Vornado Realty Trust since December 1996. Mr. Levin has been a Managing Director at Bain Capital since 2000.

None of our executive officers serves as a member of the board of directors or compensation committee, or similar committee, of any other company that has one or more of its executive officers serving as a member of our board of directors or our compensation committee.

ITEM 12.	SEC URITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

As a result of the Merger, all of our outstanding stock is beneficially owned by Holdings. The following table presents information regarding beneficial ownership of the common stock of Holdings, as of March 31, 2006, by the Named Executive Officers, each of our directors, our current Chief Executive Officer, all of our directors and executive officers as a group and each person who is known by us to beneficially own more than 5% of the common stock of Holdings. The table also sets forth ownership information for these persons regarding unvested stock options for which these persons are not deemed to beneficially own the underlying shares of common stock. Each share or option to purchase shares (as listed below) is comprised of “strips” of common stock in Holdings. Each strip consists of nine shares of Class A common stock and one share of Class L common stock of Holdings. None of our directors, except Gerald Storch, our Chairman of the Board and Chief Executive Officer, beneficially owns any shares (refer to the footnotes below).

Name of Beneficial Owner	Shares Beneficially Owned*	Options Exercisable Within 60 Days	Options Not Exercisable Within 60 Days	Percent of Outstanding Shares(1)
Affiliates of Bain Capital Partners, LLC(2)	16,012,464	0	0	32.85%
Toybox Holdings, LLC(3).	16,012,464	0	0	32.85%
Vornado Truck LLC(4)	16,012,464	0	0	32.85%
Raymond L. Arthur	0	0	0	—
John Barbour	0	0	204,747	—
Deborah M. Derby	14,953	0	122,841	—
Richard L. Markee	20,561	40,953	245,718	—
Gerald L. Storch	74,766	0	747,664	—
Antonio Urcelay	0	37,383	122,841	—
John H. Eyler, Jr.
Directors and executive officers as a group (17 persons)	110,280	145,626	1,633,942	—

*	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock with respect to which such person has (or has the right to acquire within 60 days, i.e., by May 30, 2006 in this case) sole or shared voting power or investment power.

(1)	Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of outstanding equity securities of Holdings on March 31, 2006, as adjusted as required by applicable rules.
(2)	Includes Bain Capital (TRU) VIII, L.P., Bain Capital (TRU) VIII-E, L.P., Bain Capital (TRU) VIII Coinvestment, L.P., Bain Capital Integral Investors, LLC and BCIP TCV, LLC. The Bain Capital Funds are all affiliates of Bain Capital Partners, LLC. Bain Capital Partners, LLC disclaims beneficial ownership of such shares. The Bain Capital Funds each have an address c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, MA 02199.
(3)	Shares owned of record by Toybox Holdings, LLC are also beneficially owned by its majority member, KKR Millennium Fund, Limited Partnership. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund, Limited Partnership. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc S. Lipschultz, Reinhard Gorenflos, Jacques Garaialde, Michael M. Calbert and Scott C. Nuttall, as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership. Mr. Calbert is one of our directors. KKR is also an affiliate of Toybox Holdings, LLC. Mr. Kerko is a Principal of KKR and one of our directors, and Mr. Pfeffer is a Member of KKR and one of our directors. They also disclaim beneficial ownership of any of our shares beneficially owned by KKR Millenium GP LLC. For a description of material relationships between KKR and us over the last three years, see “Certain Relationships and Related Transactions.” The address of KKR Millennium GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co., L.P., 2800 Sand Hill Road, Menlo Park, CA 94025.
(4)	An affiliate of Vornado Realty Trust, having an address of 888 Seventh Avenue, New York, NY 10019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer Loan

John Barbour, Executive Vice President-President-Toys “R” Us U.S., had an outstanding loan from Toysrus.com, Inc. This loan to him was originally incurred in 2000, when he was chief executive officer of Toysrus.com, Inc., in connection with his exercise of options to purchase shares of common stock of Toysrus.com, Inc. in that year. The annual interest rate was 7.0%. This loan was a non-recourse obligation and was secured solely by a pledge of the shares of Toysrus.com, Inc. common stock owned by Mr. Barbour. This loan has since been repaid in full on February 16, 2006.

Consistent with applicable law, the Company and its subsidiaries no longer make loans to the Company’s directors and executive officers.

Advisory Agreement

The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the Merger. Under the terms of the advisory agreement and effective as of July 21, 2005, we are obliged to pay the Sponsors an Advisory Fee (as defined in the advisory agreement). We paid the Sponsors an aggregate advisory fee of $3.75 million for the thirteen weeks ended October 29, 2005, and a fee for the portion of the quarter from the Merger date to July 30, 2005, of $0.4 million. There was no advisory fee for the thirteen weeks ended January 28, 2006. The quarterly fee for the first fiscal quarter of 2006 will be $7.5 million, and the quarterly fees for the second, third, and fourth quarters of 2006 will be $3.94 million per quarter. Thereafter, the $15 million annual fee will increase five percent per year during the ten-year term of the agreement. In addition, upon consummation of the Merger, we paid the Sponsors a fee in the aggregate amount of $81 million for services rendered and out-of-pocket expenses in connection with the debt financing transactions described in Item 8., Note 11 entitled “SEASONAL FINANCING AND LONG-TERM DEBT.”

In the event that the advisory agreement is terminated by the Sponsors or the Company, the Sponsors will receive all unpaid Advisory Fees, all unpaid Subsequent Transaction Fees (as defined below) and expenses due under the advisory agreement with respect to periods prior to the termination date plus the net present value of the Advisory Fees that would have been payable for the remainder of the term of the advisory agreement. The initial term of the advisory agreement is ten years, and it extends annually for one year unless the Sponsors or the Company provide notice to the other. The advisory agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the aggregate transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions. The advisory agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

Merger of Toysrus.com, Inc.

At January 29, 2005, our current and former employees and directors held approximately 5.0 million shares of Toysrus.com, Inc. common stock and options to acquire an additional 4.9 million shares, representing approximately 2.4% of the authorized common stock of Toysrus.com, Inc. On January 17, 2006, Toys “R” Us—Delaware, Inc., one of our subsidiaries, acquired all of the outstanding stock options and shares of Toysrus.com, Inc. Each holder of shares in Toysrus.com, Inc. received $1.13 per share less applicable withholding taxes. Each option holder received an amount in cash, less applicable withholding taxes, equal to the value of the option calculated using an option-pricing model based on the $1.13 per share. The values ranged from $0.33 to $0.89 for each outstanding option. As a result of the above, we recognized $3 million of compensation expense and $6 million of goodwill.

The following table presents all amounts received by the Named Executive Officers in connection with the Toysrus.com merger:

Named Executive Officer	Amount Received
Richard L. Markee	$84,750
Raymond L. Arthur	$422,950
John Barbour	$2,260,000
John H. Eyler, Jr.	$168,000
Antonio Urcelay	$13,200

Other Relationships and Transactions

On August 29, 2005, an affiliate of Vornado Realty Trust acquired by assignment an aggregate of $150 million of the lenders’ rights and obligations under the Bridge Loan Agreement described above in Item 8, Note 11 entitled “SEASONAL FINANCING AND LONG-TERM DEBT.” As of the date of this Annual Report on Form 10-K, $77 million of this amount remains outstanding.

Vornado Realty Trust is handling the disposition of the real estate of the 75 stores being permanently closed in connection with our previously announced store closings.

2005 Management Equity Plan

Our officers and employees participate in Holdings’ 2005 Management Equity Plan (the “2005 Plan”). The 2005 Plan provides for the granting of non-qualified stock options (including “rollover options” (as defined in the 2005 Plan)) to purchase shares of Class A and Class L common stock of Holdings, as well as restricted stock to officers, directors, employees, consultants and advisors of Holdings and its subsidiaries, including the Company. All awards are in the form of one or more common strips. Each common strip consists of nine shares of Class A common stock and one share of Class L common stock of Holdings.

Under the 2005 Plan, options (other than rollover options) vest in three tranches and are either “time options” that vest and become exercisable over a five year period or “performance options” that vest and become exercisable based on the achievement of certain performance targets set forth in the 2005 Plan. However, all

“time options” become fully vested on a “Change in Control” (as defined in the 2005 Plan) and the “performance options” become fully vested on the eighth anniversary of the date of grant even if the performance targets have not been achieved, provided the optionee is still employed through such date. All options expire ten years from the date of the grant.

As of January 28, 2006, Holdings granted 813,864 time-based and 1,545,822 performance-based options to purchase common strips. All outstanding options expire at dates ranging from September 8, 2008 to October 25, 2015.

The Plan also permits the sale of non-transferable, restricted stock to certain employees at a purchase price equal to fair market value of the common strips. As of January 28, 2006, 62,805 common strips of restricted stock had been purchased by executives of the Company at a fair value of $26.75 per common strip. The restricted stock is subject to certain transfer restrictions, as well as, in some cases, a put right exercisable in certain circumstances by the holder and a call right exercisable by Holdings (and, if not exercised by Holdings , by its equity sponsors—Bain Capital Partners LLC, Toybox Holdings, LLC and Vornado Truck, LLC) in the event the holder is no longer employed by Holdings or any of its subsidiaries.

At January 28, 2006, an aggregate of 1.5 million strips were reserved for future option grants under the Plan.

ITEM 14.     PRIN CIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Auditors

The Audit Committee has appointed Deloitte & Touche LLP as the Company’s independent auditors to conduct the audit of the Company’s financial statements for the fiscal year ending January 28, 2006. Ernst & Young LLP served as the Company’s independent auditors for the fiscal year ended January 29, 2005.

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP and Ernst & Young LLP and the member firms of Deloitte & Touche LLP and Ernst & Young LLP, and their respective affiliates (collectively, “Deloitte & Touche LLP” and “Ernst & Young LLP”, respectively) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended January 28, 2006 and January 29, 2005, respectively and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered during those fiscal years on behalf of the Company were as follows:

	Fiscal Year 2005 (D&T)	Fiscal Year 2004 (D&T)	Fiscal Year 2005 (E&Y)	Fiscal Year 2004 (E&Y)
Audit Fees(a)	$5,339,000	$—	$1,102,000	$8,220,000
Audit Related Fees(b)	$1,224,000	$—	$706,000	$124,000
Tax Fees(c)	$2,373,000	$53,000	$466,000	$628,000
All Other Fees(d)	$13,443,000	$3,164,000	$165,000	$—

Deloitte & Touche:

(a)	For fiscal year 2005, the audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual financial statements, review of financial statements included in the Company’s 10-Q filings, the Sarbanes-Oxley Section 404 audit and services that are normally provided in connection with statutory and regulatory filings or engagements.

(b)	For fiscal year 2005, audit-related fees consist of fees for consultation on various accounting matters and accounting consultation relating to the sale of the Company.

(c)	For fiscal 2005, tax fees consist of fees of $341,000 for tax returns preparation assistance, $97,000 for tax audits assistance and $1,935,000 for tax consultation. For fiscal 2004, tax fees consist of $25,000 for tax consultation and $28,000 for use of tax software.

(d)	For fiscal 2005, other fees consist of $13,142,000 for matters associated with the sale of the Company and $301,000 relating to an assessment of store operating procedures. For fiscal 2004, other fees consist of $3,164,000 for assistance with management’s Sarbanes-Oxley Section 404 assessment.

Ernst & Young:

(a)	For fiscal years 2005 and 2004, the audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual financial statements, review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filings or engagements. Additionally, fiscal year 2005’s audit fees also include fees for the audit of Toys—Delaware ($675,000), and fiscal year 2004’s audit fees also include fees for professional services performed in connection with the audit procedures related to the Company’s lease accounting restatements ($947,000), Babies “R” Us ($1,225,000) and Toys “R” Us (including the International Division) ($525,000).

(b)	For fiscal year 2005, audit-related fees consist of fees for consultation on various accounting matters and consultation relating to the sale of the Company. For fiscal year 2004, audit-related fees consist of fees for consultation on accounting matters and Sarbanes-Oxley Section 404 compliance.

(c)	For fiscal year 2005, tax fees consist of $85,000 for tax returns preparation assistance, $43,000 for tax audits assistance and $338,000 for tax consultation. For fiscal year 2004, tax fees consist of $107,000 for tax returns preparation assistance, $216,000 for tax audits assistance and $305,000 for tax consultation.

(d)	For fiscal 2005, other fees include $94,000 for matters associated with the sale of the Company, $71,000 for the preparation of workpapers in connection with the Company’s change in auditors and various other matters.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by Deloitte & Touche LLP. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by Deloitte & Touche LLP. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee may delegate pre-approval authority to one or more of its members. Such member or members must report any decision to the Audit Committee at its next scheduled meeting.

P ART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) And (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on Page 130 of this report on Form 10-K. We will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

/s/ GERALD L. STORCH
Gerald L. Storch Chairman of the Board and Chief Executive Officer

Date: April 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of April 2006.

Signature	Title

/s/ GERALD L. STORCH Gerald L. Storch	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ RAYMOND L. ARTHUR Raymond L. Arthur	Executive Vice President – Chief Financial Officer (Principal Financial Officer)

/s/ CHARLES D. KNIGHT Charles D. Knight	Vice President – Corporate Controller (Principal Accounting Officer)

* Joshua Bekenstein	Director

* Michael M. Calbert	Director

* Michael D. Fascitelli	Director

* David M. Kerko	Director

* Matthew S. Levin	Director

* John Pfeffer	Director

* Dwight M. Poler	Director

* Steven Roth	Director

* Wendy Silverstein	Director

The foregoing constitutes all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

*By /s/ GERALD L. STORCH
Gerald L. Storch Attorney-In-Fact

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this Report:

Exhibit No.	Document
3.1	Restated Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State of the State of Delaware on July 21, 2005 (filed as Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Registrant, dated February 6, 2006.

4.1	Form of Indenture between the Registrant and Fleet Bank, as trustee, pursuant to which securities in one or more series up to $300,000,000 in principal amount may be issued by the Registrant (filed as Exhibit 4 to the Registrant’s Registration Statement on Form S-3, No. 33-42237, filed on August 31, 1991 and incorporated herein by reference).

4.2	Form of Registrant’s 8 3/4% Debentures due 2021 (filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K, dated August 29, 1991 and incorporated herein by reference).

4.3	Indenture, dated July 24, 2001, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, No. 333-73800 filed on November 20, 2001 and incorporated herein by reference).

4.4	Form of Registrant’s 6.875% Notes due 2006 and form of Registrant’s 7.25% Notes due 2011 (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, No. 333-73800, filed on November 20, 2001 and incorporated herein by reference).

4.5	Form of Registrant’s 7.875% Notes due 2013 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2003 and incorporated herein by reference).

4.6	Form of Registrant’s 7.375% Notes due 2018 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 22, 2003 and incorporated herein by reference).

4.7	Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.13 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.8	First Supplemental Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.14 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.9	Lease Agreement dated as of September 26, 2001 between First Union Development Corporation, as Lessor, and the Registrant, as Lessee (filed as Exhibit 4(viii) to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

4.10	Participation Agreement dated as of September 26, 2001 among the Registrant, as the Construction Agent and as the Lessee, First Union Development Corporation, as the Borrower and as the Lessor, the various financial institutions and other institutional investors which are parties thereto from time to time, as the Trench A Note Purchasers, the various banks and other lending institutions which are parties thereto from time to time, as the Trench B Lenders, the various banks and other lending institutions which are parties thereto from time to time, as the Cash Collateral Lenders, and First Union National Bank, as the Agent for the Primary Financing Parties and, respecting the Security Documents, as agent for the Secured Parties and First Union National Bank as Escrow Agent Lessee (filed as Exhibit 4(ix) to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002 and incorporated herein by reference).

Exhibit No.	Document
4.11	Substantially all other long-term debt of Registrant (which other debt does not exceed on an aggregate basis 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis) is evidenced by, among other things, (i) industrial revenue bonds issued by industrial development authorities and guaranteed by Registrant, (ii) mortgages held by third parties on real estate owned by Registrant, and (iii) yen denominated note payable collateralized by the expected future yen cash flows from license fees from Toys “R” Us – Japan.

10.1	Credit Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., as the initial borrower, and the other borrowers named therein, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. as Canadian Agent, Deutsche Bank Trust Company Americas as Collateral Agent, the Lenders named therein, Deutsche Bank Securities Inc. and Citigroup Global Markets, Inc., as Co-Syndication Agents, and Credit Suisse First Boston LLC, and General Electric Capital Corporation, as Co-Documentation Agents (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.2	Security Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., and the borrowers named therein, the guarantors named therein, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.3	Bridge Loan Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., as the initial borrower, Toys “R” Us-Delaware, Inc. as borrower after the Merger and Assumption (as defined therein), Banc of America Bridge, LLC, N.A., as Administrative Agent, Deutsche Bank Securities Inc., as Joint-Administrative Agent, the Lenders named therein, Banc of America Securities LLC, Deutsche Bank AG Cayman Islands Branch, and Credit Suisse, as Joint Lead Arrangers and Joint Book running Managers, and Citigroup Global Markets Inc., as Co-Arranger (filed as Exhibit 10.3 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.4	Senior Facilities Agreement, dated as of July 21, 2005, among Toys “R” Us (UK) Limited, as original borrower and original guarantor, and the other borrowers named therein, Deutsche Bank AG, London Branch, Barclays Capital and The Royal Bank of Scotland plc as Mandated Lead Arrangers and Book runners, Banc of America Securities Limited as Arranger, Deutsche Bank AG, London Branch as Facility Agent and as Security Agent and the banks and other institutions named therein as Lenders (filed as Exhibit 10.4 to the Registrant’s Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.5	Loan and Security Agreement, dated as of July 21, 2005, between MPO Properties, LLC, as borrower, and German American Capital Corporation, on behalf of the holders of the notes, as lender (filed as Exhibit 10.5 to the Registrant’s Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.6	Mezzanine Loan and Security Agreement (First Mezzanine), dated as of July 21, 2005, between MPO Intermediate, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.6 to the Registrant’s Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.7	Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of July 21, 2005, between MPO Intermediate Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.7 to the Registrant’s Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.8	Mezzanine Loan and Security Agreement (Third Mezzanine), dated as of July 21, 2005, between MPO Intermediate Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.8 to the Registrant’s Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

Exhibit No.	Document
10.9	Mezzanine Loan and Security Agreement (Fourth Mezzanine), dated as of July 21, 2005, between MPO Junior Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.9 to the Registrant’s Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.10	Loan and Security Agreement, dated as of July 21, 2005, between Giraffe Properties, LLC, as borrower, and German American Capital Corporation, on behalf of the holders of the notes, as lender (filed as Exhibit 10.10 to the Registrant’s Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.11	Mezzanine Loan and Security Agreement (First Mezzanine), dated as of July 21, 2005, between Giraffe Intermediate, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.11 to the Registrant’s Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.12	Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of July 21, 2005, between Giraffe Intermediate Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.12 to the Registrant’s Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.13	Mezzanine Loan and Security Agreement (Third Mezzanine), dated as of July 21, 2005, between Giraffe Junior, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.13 to the Registrant’s Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.14	Mezzanine Loan and Security Agreement (Fourth Mezzanine), dated as of July 21, 2005, between Giraffe Junior Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.14 to the Registrant’s Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.15	Credit Agreement, dated as of December 9, 2005, among TRU 2005 RE Holding Co. I, LLC, as borrower, MAP Real Estate, LLC, Wayne Real Estate Company, LLC, TRU 2005 RE I, LLC and TRU 2005 RE II Trust, the lenders party thereto from time to time and Deutsche Bank AG, New York Branch, as administrative agent (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 15, 2005 and incorporated herein by reference).

10.16	Credit Agreement dated as of February 8, 2006 among Toys “R” Us Properties (UK) Limited, as borrower, Vanwall Finance PLC, as senior lender, the Royal Bank of Scotland plc, as junior lender, and Deutsche Bank AG, London Branch, as facility agent and security agent.

10.17*	Toys “R” Us Holdings, Inc. 2005 Management Equity Plan (filed as Exhibit 10.15 to the Registrant’s Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.18*	Amendment No. 1 to the Toys “R” Us Holdings, Inc. 2005 Management Equity Plan.

10.19*	Amended and Restated Toys “R” Us, Inc. Management Incentive Compensation Plan, effective as of February 2, 2003 (filed as Exhibit F to Registrant’s Proxy Statement for the year ended February 1, 2003 and incorporated herein by reference).

10.20*	Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of October 1, 1995, between Registrant and American Express Trust company (filed as Exhibit 10.14 to the Form 8-B filed on January 3, 1996 and incorporated herein by reference).

10.21*	Amended and Restated Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of December 3, 2003 (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

Exhibit No.	Document
10.22*	Amendment to Amended and Restated Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of March 16, 2005 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference).

10.23*	Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of January 31, 2003, between Registrant and Wachovia Bank, N.A. (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

10.24*	Toys “R” Us, Inc. Split Dollar Plan, effective February 1, 1996 and Amendment to Toys “R” Us, Inc. Split Dollar Plan, effective November 5, 2003 (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 and incorporated herein by reference).

10.25*	Advisory Agreement, dated as of July 21, 2005, among the Registrant, Toys “R” Us Holdings, Inc., Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck, LLC (filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2005 and incorporated herein by reference).

10.26*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Gerald Storch, dated as of February 6, 2006.

10.27*	Retention Agreement between Toys “R” Us, Inc. and Richard L. Markee dated as of May 1, 1997 (filed as Exhibit 10P to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 1997 and incorporated herein by reference).

10.28*	Amendment to Retention Agreement between Toys “R” Us, Inc. and Richard L. Markee dated May 6, 1999 (filed as Exhibit 10P to Registrant’s Annual Report on Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

10.29*	Special Bonus and Option Agreement, dated as of July 22, 2005, among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc and Richard L. Markee (filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005 and incorporated herein by reference).

10.30*	Amendment to Retention Agreement, dated February 11, 2005, by and between Toys “R” Us, Inc. and Raymond L. Arthur (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 14, 2005 and incorporated herein by reference).

10.31*	Retention Agreement between Toys “R” Us, Inc. and John Barbour, dated as of November 1, 2004 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 and incorporated herein by reference).

10.32*	Amendment to Retention Agreement, dated February 11, 2005, by and between Toys “R” Us, Inc. and John Barbour (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 14, 2005 and incorporated herein by reference).

10.33*	Amendment to Retention Agreement, dated July 21, 2005, by and between Toys “R” Us, Inc. and John Barbour (filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005 and incorporated herein by reference).

10.34*	Stock Pledge Agreement, dated as of July 20, 2001, between Toysrus.com, Inc. and John Barbour (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference).

10.35*	Non-Recourse Promissory Note, dated as of July 20, 2001, from John Barbour to Toysrus.com, Inc. (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2003 and incorporated herein by reference).

Exhibit No.	Document
10.36*	Retention agreement between Toys “R” Us, Inc. and Raymond L. Arthur, dated as of November 1, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 and incorporated herein by reference).

10.37*	Amendment to Retention Agreement, dated February 11, 2005, by and between Toys “R” Us, Inc. and Raymond L. Arthur (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 14, 2005 and incorporated herein by reference).

10.38*	Second Amendment to Retention Agreement, dated September 12, 2005, by and between Toys “R” Us, Inc. and Raymond L. Arthur (filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005 and incorporated herein by reference).

10.39*	Amended and Restated Retention Agreement between Toys “R” Us, Inc. and Deborah M. Derby, dated as of November 1, 2004 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 and incorporated herein by reference).

10.40*	Amendment to Retention Agreement, dated February 11, 2005, by and between Toys “R” Us, Inc. and Deborah M. Derby (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 14, 2005 and incorporated herein by reference).

10.41*	Amendment to Retention Agreement, dated July 21, 2005, between Toys “R” Us, Inc. and Deborah M. Derby (filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005 and incorporated herein by reference).

10.42*	Memorandum dated February 7, 2005 summarizing the agreement to pay relocation expenses of John Barbour (filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference).

10.43*	Retention Agreement between Toys “R” Us, Inc. and John H. Eyler, Jr., dated January 6, 2000 (filed as Exhibit BB to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

10.44*	Letter Agreement, dated October 20, 2004, between the Company and Antonio Urcelay.

10.45*	Form of Success Bonus Letter between the Registrant and each of Raymond Arthur, John Barbour, Deborah Derby and Richard Markee (filed as Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference).

10.46*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and F. Clay Creasey, Jr, dated as of April 5, 2006.

12	Statement re: computation of ratio of earnings to fixed charges.

14	Toys “R” Us, Inc.’s Chief Executive Officer and Senior Financial Officers Code of Ethics, adopted September 2005.

21	Subsidiaries of the Registrant.

24	Power of Attorney, dated March 28, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Document
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement.