Form 10-Q
period 2006-04-29
TOYS R US INC
filed 2006-06-13
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

As of May 30, 2006 there were outstanding 1,000 shares of common stock of Toys “R” Us, Inc. (all of which are owned by Toys “R” Us Holdings, Inc., our holding company and are not publicly traded).

TOYS “R” US, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	April 29, 2006	January 28, 2006	April 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$443	$981	$1,855
Accounts and other receivables	228	218	170
Merchandise inventories	2,095	1,488	2,116
Net property assets held for sale	83	—	5
Prepaid expenses, derivative assets and other current assets	301	216	186

Total current assets	3,150	2,903	4,332
Property and equipment, net	4,370	4,175	4,260
Goodwill, net	365	359	353
Deferred tax assets	533	457	426
Restricted cash	121	107	—
Other assets	556	365	227

	$9,095	$8,366	$9,598

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / EQUITY
Current Liabilities:
Short-term borrowings	$253	$—	$146
Accounts payable	1,324	1,118	991
Accrued expenses and other current liabilities	753	900	697
Income taxes payable	110	130	138
Current portion of long-term debt	300	407	650

Total current liabilities	2,740	2,555	2,622

Long-term debt	5,950	5,540	1,633
Deferred tax liabilities	529	531	486
Deferred rent liabilities	249	260	270
Other non-current liabilities	247	204	225
Minority interest in Toys “R” Us Japan	144	—	—

Stockholders’ (deficit) / equity:
Common stock	—	—	30
Additional paid-in- capital	—	—	412
(Deficit) retained earnings	(702)	(669)	5,519
Accumulated other comprehensive loss	(62)	(55)	(16)
Restricted stock	—	—	(8)
Treasury stock	—	—	(1,575)

Total Stockholders’ (deficit) / equity	(764)	(724)	4,362

	$9,095	$8,366	$9,598

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	13 Weeks Ended
	April 29, 2006	April 30, 2005
Net sales	$2,389	$2,132
Cost of sales	1,556	1,400

Gross margin	833	732
Selling, general and administrative expenses	724	675
Depreciation and amortization	114	92
Restructuring and other charges	5	3

Total operating expenses	843	770

Operating loss	(10)	(38)
Other (expense) / income:
Interest expense	(130)	(39)
Interest income	8	10

Loss before income taxes	(132)	(67)
Income tax benefit	99	26

Net loss	$(33)	$(41)

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	13 Weeks Ended
	April 29, 2006	April 30, 2005
Cash Flows from Operating Activities:
Net loss	$(33)	$(41)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114	92
Amortization of restricted stock	—	2
Amortization of debt issuance costs and swap unwind	18	—
Deferred income taxes	(93)	—
Tax benefit from exercise of stock options	—	9
Stock option compensation expense	—	4
Non-cash portion of restructuring and other charges	5	—
Equity loss in Toys “R” Us – Japan, net of dividends	—	5
Other	1	1
Changes in operating assets and liabilities:
Accounts and other receivables	10	1
Merchandise inventories	(384)	(234)
Prepaid expenses and other operating assets	(25)	(27)
Accounts payable	(56)	(31)
Accrued expenses and other liabilities	(192)	(184)
Income taxes payable	(27)	(107)

Net cash used in operating activities	(662)	(510)

Cash Flows from Investing Activities:
Capital expenditures	(31)	(19)
Proceeds from sale of short-term investments and other	—	953
Increase in restricted cash	(14)	—
Cash effect of the consolidation of Toys- Japan	6	—
Proceeds from sale of fixed assets	13	3

Net cash (used in) provided by investing activities	(26)	937

Cash Flows from Financing Activities:
Long-term debt borrowings	1,145	—
Short-term debt borrowings	68	145
Long-term debt repayment	(1,074)	(15)
Dividend paid to Toys- Japan minority interest	(5)	—
Proceeds received from exercise of stock options	—	72
Capitalized debt issuance costs	(22)	—

Net cash provided by financing activities	112	202

Effect of exchange rate changes on cash and cash equivalents	38	(6)

Cash and cash equivalents:
Net increase (decrease) during period	(538)	623
Cash and cash equivalents at beginning of period	981	1,232

Cash and cash equivalents at end of period	$443	$1,855

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

Except as expressly indicated or unless the context otherwise requires, as used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries. The condensed consolidated balance sheets as of April 29, 2006, January 28, 2006, and April 30, 2005, the condensed consolidated statement of operations for the thirteen weeks ended April 29, 2006 and April 30, 2005, and the condensed consolidated statement of cash flows for the thirteen weeks ended April 29, 2006 and April 30, 2005, have been prepared by us in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and in accordance with the requirements of Form 10-Q. Our interim condensed consolidated financial statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The balance sheet at January 28, 2006, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

The results of operations for the thirteen weeks ended April 29, 2006 and April 30, 2005 are not necessarily indicative of operating results of the full year.

We are consolidating Toys “R” Us – Japan, Ltd. (“Toys-Japan”) into our consolidated financial statements, beginning with the first quarter of fiscal 2006. Toys – Japan was previously accounted for using the equity method of accounting. For further details refer to Note 5, entitled “Investment in Toys-Japan”.

We revised certain April 30, 2005 balances to recognize additional merchandise inventories and accrued expenses and other current liabilities related to accrued freight charges. Such amounts were immaterial.

Certain information and footnote disclosures normally included in the annual statements prepared in accordance with GAAP have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

2. Merger transaction

We were acquired on July 21, 2005 by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis & Co. and Vornado Realty Trust (collectively, the “Sponsors”) along with a fourth investor, GB Holdings I, LLC, an affiliate of Gordon Brothers, a consulting firm that is independent from and unaffiliated with the Sponsors and management. The acquisition was consummated through a $6.6 billion merger of the Company into Global Toys Acquisition Merger Sub, Inc. (“Acquisition Sub”) with the Company being the surviving corporation in the merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated as of March 17, 2005 (the “Merger Agreement”), among the Company, Global Toys Acquisition, LLC (“Parent”) and Acquisition Sub. The Sponsors and the Fourth Investor are collectively referred to herein as the “Investors.”

Under the Merger Agreement, the former holders of the Company’s common stock, par value $.10 per share, received $26.75 per share, or approximately $5.9 billion. In addition, approximately $766 million was used, among other things, to settle our equity security units, and cash out our warrants and options to purchase common stock, restricted stock and restricted stock units, fees and expenses related to the Merger, and severance, bonuses and related payroll taxes.

The merger consideration was funded through the use of the Company’s available cash, cash equity contributions from the Investors and the debt financings as described more fully in Note 8 entitled “Seasonal financing and long-term debt.”

3. Restructuring and other charges

Our condensed consolidated financial statements for the thirteen weeks ended April 29, 2006, included the following pre-tax charges related to restructuring initiatives from prior years:

(In millions)	Restructuring and other charges	Depreciation and amortization	Cost of Sales	Total
2005 Initiatives	$6	$24	$3	$33
2001 Initiatives	(1)	—	—	(1)

Total	$5	$24	$3	$32

At April 29, 2006, we had total remaining reserves of $97 million related to the restructuring initiatives explained below. We believe that remaining reserves at April 29, 2006 are adequate to complete these initiatives and commitments. See below for a further discussion of individual restructuring initiatives and a roll-forward of the related charges and reserves.

(In millions)	Balance at January 28, 2006	Charges	Reclassification (1)	Reversals	Utilized	Balance at April 29, 2006
2005 Initiatives	$43	$33	$12	$—	$(68)	$20
2004 and prior year initiatives	82	—	—	(1)	(4)	77

Total	$125	$33	$12	$(1)	$(72)	$97

(1)	Reclassification of straightline lease reserves recorded in prior periods related to the restructured properties.

2005 Initiatives

On January 5, 2006, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. As of April 2, 2006, all 87 stores had been closed. Twelve of these stores are being converted into Babies “R” Us stores, which will reopen in the fall of 2006, resulting in the permanent closure of 75 stores.

In connection with the closing and conversion of these stores, we recorded $94 million of costs and charges during fiscal 2005. We incurred an additional $33 million of charges that were recorded in the thirteen weeks ended April 29, 2006. The $33 million of costs and charges incurred for the thirteen weeks ended April 29, 2006, include $3 million of inventory markdowns and liquidator fees that were recorded in cost of sales, and $24 million of accelerated depreciation related to the closed and converted stores. The remaining $6 million of costs and charges are included in restructuring and other charges in the condensed consolidated statement of operations, and consisted of $5 million relating to lease commitments and $1 million relating to liquidation of fixed assets. As a result of the store closings, approximately 3,000 employee positions have been eliminated.

Details on the activity of charges and reserves for the thirteen weeks ended April 29, 2006 are as follows:

(In millions)	Balance at January 28, 2006	Charges	Reclassifications (1)	Utilized	Balance at April 29, 2006
Lease commitments	$1	$5	$12	$(2)	$16
Asset impairment and liquidator fees	—	1		(1)	—
Accelerated depreciation	—	24		(24)	—
Inventory markdowns and liquidator fees	34	3		(36)	1
Severance	8	—		(5)	3

Total	$43	$33	$12	$(68)	$20

(1)	Reclassification of straightline lease reserves recorded in prior periods related to the restructured properties.

2004 and prior year initiatives

In fiscal 2004, we recorded termination costs relating to the restructuring of the Global Store Support Center operations in Wayne, New Jersey. At April 29, 2006, we had $1 million of reserves remaining related to severance and other compensation.

In fiscal 2003, we decided to close all 146 of the freestanding Kids “R” Us stores and all 36 of the free-standing Imaginarium stores, as well as three distribution centers that support these stores, due to deterioration in their financial performance. During the thirteen weeks ended April 29, 2006, we utilized $1 million of reserves. At April 29, 2006, we had $7 million of reserves remaining for lease commitments.

In fiscal 2001, we closed stores, eliminated a number of staff positions, and consolidated five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. During the thirteen weeks ended April 29, 2006, we reversed $1 million of charges related to store and store support center closings and utilized $2 million of outstanding reserves. At April 29, 2006, we had $48 million of reserves remaining for lease commitments.

We had $21 million of reserves remaining at April 29, 2006, related to long-term lease commitments from restructuring charges previously recorded in 1998 and 1995, which will be utilized in 2006 and thereafter. During the thirteen weeks ended April 29, 2006, we utilized $1 million of reserves for lease shortfalls.

4. Merchandise inventories

Merchandise inventories for the Toys “R” Us – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method and represent approximately 45% of total merchandise inventories as of April 29, 2006. Merchandise inventories for our other divisions and apparel are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method. If all inventories had been valued at the lower of FIFO, cost or market, inventories would show no change at April 29, 2006, January 28, 2006 or April 30, 2005. Details on the components of our consolidated merchandise inventories are as follows:

(In millions)	April 29, 2006	January 28, 2006	April 30, 2005
Toys “R” Us – U.S	$897	$721	$1,212
Toys “R” Us – International	819	402	526
Babies “R” Us	324	323	323
Toysrus.com	55	42	55

Total	$2,095	$1,488	$2,116

5. Investment in Toys-Japan

We own a 47.9% ownership investment in the common stock of Toys –Japan. On April 28, 2006, the shareholders of Toys-Japan approved a new slate of directors at its shareholders’ meeting, and as result, we (together with our Sponsors) now have control of a majority of the board of directors of Toys-Japan. As a result of this control, our ownership in Toys-Japan and other factors, we consolidated the results of Toys-Japan into our first quarter of fiscal 2006 condensed consolidated financial statements. We had previously accounted for our investment in Toys- Japan using the “equity method” of accounting.

We currently guarantee 80% of Toys-Japan’s three installment loans from a third party in Japan, totaling 6.1 billion yen ($53 million). These loans have annual interest rates of 2.6% – 2.8% and are due from 2012 to 2014.

During the thirteen weeks ended April 29, 2006 and April 30, 2005, Toys-Japan had net sales of $325 million and $338 million, respectively. The consolidations of Toys-Japan had no material impact on our net loss for the thirteen weeks ended April 29, 2006.

6. Derivative instruments and hedging activities

SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. We record the fair market value of our derivatives, based on information provided by reliable third parties, as other assets and other liabilities within our consolidated balance sheets. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation.

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

Derivatives related to our import program are designated as cash flow hedges at inception. Effectiveness is measured on a quarterly basis; any ineffectiveness is immediately recorded in the consolidated statement of operations. Changes in fair value of the effective portion of the derivatives are recorded to other comprehensive loss. As inventory is sold, amounts in other comprehensive loss are reclassified to cost of sales.

In February 2006, we either terminated or amended three interest rate swaps and initiated three new or amended interest rate swaps to hedge exposure related to the French, Spanish and United Kingdom real estate financing transactions entered into in January and February 2006 (see Note 8, entitled “Seasonal financing and long - term debt”). At the time of these transactions, the company de-designated the old swaps that were previously classified at cash flow hedges for the anticipated European Property Financings. As a result of the termination of the swaps, the company received $8 million, out of which $1 million was recorded to interest income and $7 million will be amortized over the life of the related debt. The company paid $7 million to enter into the new swaps. These new swaps hedge the variable LIBOR and EURIBOR rates for notional amounts that include £62 million and €200 million for fixed rates of interest at 4.56% for the British pound denominated swaps and 3.01% for the euro denominated swaps. In these hedging relationships, we are hedging the LIBOR/EURIBOR component, which is generally 3-month LIBOR/EURIBOR. Payments to be received (or paid) under the swap contract will offset the fluctuations in debt interest expense caused by changes in the relevant LIBOR/ EURIBOR index. The instruments are designated as cash flow hedges of the variable cash flows associated with changes in the three month LIBOR and EURIBOR under the long haul method, whereby the Company evaluates the effectiveness of the hedging relationships on an ongoing basis and recalculates changes in fair value of the derivatives and related hedged items independently. The amounts of ineffectiveness related to interest rate swaps at April 29, 2006 were immaterial. At April 29, 2006, the fair value of the swaps was $16 million recorded as a long-term derivative asset. We also recognized an unrealized gain of $6 million (net of tax of $3 million) recorded as accumulated other comprehensive loss on the Consolidated Balance Sheets.

In December 2005, we entered into interest rate caps on our $1.3 billion unsecured real estate loan. The interest rate caps are considered hedges of the variable cash flows associated with changes in one month LIBOR above 7.50% and are designated as cash flow hedges under the long-haul method. At April 29, 2006, the change in fair value of the interest rate caps was immaterial and there was no material ineffectiveness. In July 2005, we entered into interest rate caps on our $800 million secured real estate loans. The interest rate caps are considered hedges of the variable cash flow associated with changes in one month LIBOR above 7.00% and are designated as cash flow hedges under the long-haul method. At April 29, 2006, the change in fair value of the caps was immaterial and there was no material ineffectiveness.

7. Goodwill

Details on goodwill by reporting segment are as follows:

(In millions)	April 29, 2006	January 28, 2006	April 30, 2005
Toys “R” Us – U.S.	$29	$29	$29
International	6	—	—
Babies “R” Us	319	319	319
Toysrus.com	11	11	5

Total	$365	$359	$353

The $6 million of additional goodwill from January 28, 2006 for International is related to the Toys – Japan consolidation.

8. Seasonal financing and long-term debt

A summary of the Company’s long-term debt and seasonal financing as of April 29, 2006, January 28, 2006, and April 30, 2005, is outlined in the table below:

(In millions)	April 29, 2006	January 28, 2006	April 30, 2005
Equity security units (including, as a part thereof, 6.25% notes due fiscal 2007) (a)	$—	$—	$402
LIBOR plus 1.50% European senior facility, due fiscal 2006-2011	—	1,008	—
6.875% notes, due 8/1/2006	250	250	252
LIBOR plus 1.30% secured real estate loan, due fiscal 2007	800	800	—
Note at an effective cost of 2.23% due in semi-annual installments through fiscal 2008 (b)	65	81	93
LIBOR plus 3.0% holdco credit agreement, due fiscal 2008	1,300	1,300	—
LIBOR plus 1.50%-2.0% multi-currency revolving credit facility, due fiscal 2010	126	—	—
LIBOR plus 1.75%-3.75% $2.0 billion secured revolving credit facility, due fiscal 2010	5	—	—
7.625% notes, due fiscal 2011	525	527	525
LIBOR plus 5.25% unsecured bridge facility, due fiscal 2012	973	973	—
4.51% French real estate credit facility, due fiscal 2013	82	—	—
4.51% Spanish real estate credit facility, due fiscal 2013	170	—	—
5.02% U.K. real estate credit facility, due fiscal 2013	650	—	—
6.81% U.K. real estate credit facility, due fiscal 2013	114	—	—
7.875% notes, due fiscal 2013	389	389	386
Toys “R” Us-Japan, Ltd. 1.20%-2.80% bank loans due 2010 - 2014	155	—	—
7.375% notes, due fiscal 2018	408	408	402
8.750% debentures, due fiscal 2021	199	199	199
Other	39	12	24

	6,250	5,947	2,283
Less current portion	300	407	650

Total	$5,950	$5,540	$1,633

(a)	All the equity securities units were paid or settled from April 6, 2005 through August 10, 2005.
(b)	Amortizing note secured by the expected future yen cash flows from license fees due from Toys-Japan.

All of the borrowings under our $800 million mortgage loans, our new $1.3 billion credit facility, our $2 billion credit facility, our $1.9 billion bridge loan, our €65.2 million ($82 million) French real estate facility, our €135 million ($170 million) Spanish real estate facility, our £355.8 million ($650 million) and £62.4 million ($114 million) United Kingdom real estate facilities, as well as $3 million of the debt included in “Other” were incurred by our subsidiaries. In addition, our $155 million in aggregate bank loans are obligations of Toys-Japan and our $199 million, 8.75% debentures due fiscal 2021, are obligations of Toys “R” Us, Inc. and our subsidiary Toys-Delaware. All of the other obligations described in the table above are obligations of Toys “R” Us, Inc.

We were required to provide certain financial and other information to the lenders under the secured revolving credit facility, the unsecured bridge facility the secured real estate loans and the holdco credit agreement by the end of May 2006. Each of the required lenders provided waivers to allow us to deliver these financial and other information at a later date. As of April 29, 2006, we were in compliance with our financial covenants related to our outstanding debt.

€65.2 Million ($82 Million) French Real Estate Facility

On January 23, 2006, Toys “R” Us France Real Estate SAS, our indirect wholly-owned subsidiary, entered into a secured loan agreement with a syndicate of financial institutions. The loan is secured by, among other things, selected French real estate, which has been acquired by the borrower. On February 1, 2006, the loan agreement was drawn down, and we borrowed the full amount of €65.2 million under loan agreement. The maturity date for the loan is February 1, 2013. The loan has an interest rate of 1.50% plus mandatory costs plus EURIBOR. We have entered into hedging arrangements whereby we have effectively fixed the interest under the loan at 4.505% plus mandatory costs per annum. The loan agreement contains covenants that restrict the ability of the borrower to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan also requires Toys “R” Us France Real Estate SAS to maintain an interest coverage ratio of 110%.

€135.1 Million ($170 Million) Spanish Real Estate Facility

On January 23, 2006, Toys “R” Us Iberia Real Estate, S.L., our indirect wholly-owned subsidiary, entered into a secured loan agreement with a syndicate of financial institutions. The loan is secured by, among other things, selected Spanish real estate, which has been acquired by the borrower. On February 1, 2006, the loan agreement was drawn down, and we borrowed the full amount of €135.1 million under the loan agreement. The maturity date for the loan is February 1, 2013. The loan has an interest rate of 1.50% plus mandatory costs plus EURIBOR. We have entered into hedging arrangements whereby we have fixed the interest under the loan at 4.505% plus mandatory costs per annum. The loan agreement contains covenants that restrict the ability of the borrower to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan also requires Toys “R” Us Iberia Real Estate, S.L. to maintain an interest coverage ratio of 110%.

£355.8 Million ($650 Million) and £62.4 Million ($114 Million) U.K. Real Estate Facilities

On February 8, 2006, Toys “R” Us Properties (UK) Limited (“Toys Properties”), our indirect wholly-owned subsidiary, entered into a credit agreement with Vanwall Finance PLC as the Issuer and as Senior Lender and The Royal Bank of Scotland PLC as Junior Lender, which included a series of Secured Senior Loans comprising an initial principal amount of approximately £347.0 million and a Junior Loan comprising an initial principal amount of up to £62.4 million. The Senior Lender and Junior Lender have also agreed to provide an aggregate of approximately £10.8 million in additional loans under specified conditions, of which £8.8 million was pre-funded under the Senior Loan. The loans are secured by, among other things, selected UK real estate, which has been acquired by the borrower. The credit agreement contains covenants that restrict the ability of Toys Properties to incur certain additional indebtedness, create or permit liens on assets, dispose of or acquire further property, vary or terminate the lease agreements, conclude further leases or engage in mergers or consolidations. The credit agreement has a seven-year term and Toys Properties is required to repay the loans in part in quarterly installments from the first anniversary date. The final maturity date is April 7, 2013. The credit agreement also contains various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the credit agreement, cross default provisions, the failure of representations and warranties contained in the Credit Agreement to be true and certain insolvency events with respect to Toys Properties. The Senior Loan bears interest at an annual rate of mandatory costs plus 4.5575% plus a margin ranging from 0.28% to 1.50% and the Junior Loan bears interest at an annual rate of mandatory costs plus LIBOR plus a margin of 2.25%. Toys Properties has entered into hedging arrangements in relation to its floating rate exposure under the credit agreement, whereby Toys Properties effectively fixed the interest under the Junior Loan at 6.8075% plus mandatory costs per annum. The proceeds from the U.K. transactions, together with other available funds, were used to repay all of the outstanding indebtedness under the $1.0 billion European bridge facility component of the Senior Facilities Agreement entered into by Toys “R” Us (UK) Limited on July 21, 2005 and to pay part of the transaction costs.

Our long-term debt includes $155 million of the bank loans of Toys-Japan. The interest on these bank loans ranges from 1.20% to 2.80% with maturity dates ranging from 2010 to 2014.

9. Income taxes

The following table summarizes our effective tax rate for the thirteen weeks ended April 29, 2006:

	13 Weeks Ended
(In millions)	April 29, 2006	April 30, 2005
Loss before income taxes	$132	$(67)
Income tax benefit	$99	$26
Effective tax rate	75.0%	38.8%

The effective tax rates for the thirteen weeks ended April 29, 2006 and thirteen weeks ended April 30, 2005 are based primarily on the Company’s forecasted annualized effective tax rates. Our forecasted annualized effective tax rate for the current year is 57.5% whereas the annualized effective tax rate for the prior year was 38.5%. Our annualized effective tax rate for the current year is based on our annual forecast which projects a nominal pre-tax loss. This is primarily due to additional interest expense we expect to incur this year. Using this forecasted worldwide pre-tax loss as the base, items such as work opportunity job credits and foreign tax credits, have a significant impact on the annualized effective tax rate as well as the effective tax rate for the quarter. If our forecast of annual pre-tax loss were to change, the annualized effective tax rate will also be impacted. The difference between our annualized effective tax rate of 57.5% and our quarterly effective tax rate of 75.0% is due to $23 million of items impacting the quarterly effective tax rate. These items include the elimination of $18 million of tax reserves associated with foreign earnings provided in prior years and not required and the recognition of certain foreign taxes that we paid in prior years. In addition, $5 million of valuation allowances associated with Toys-Japan were reversed.

10. Stock based compensation

Adoption of FASB Statement No. 123(R), “Share-Based Payment”

Effective January 29, 2006, the Company adopted SFAS No. 123(R) (revised 2004), Share-Based Payment (“SFAS 123(R)”). Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. As the Company was a nonpublic entity, at the date of adoption, that used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company is required to apply the prospective transition method. As such, the Company applies the statement to any new awards and to any awards modified, repurchased or cancelled since January 29, 2006. The Company has continued to account for any portion of awards outstanding at January 28, 2006 that has not been modified, repurchased or cancelled using the provisions of APB 25 as previously permitted under SFAS 123. In addition, the Company has discontinued pro forma disclosures previously required by SFAS 123 for equity share options accounted for using the intrinsic value method of APB 25.

During the first quarter of fiscal 2006 the Company issued equity awards to two employees and modified certain awards that were granted prior to the adoption of SFAS 123(R). The modified awards are accounted under the provisions of SFAS 123(R). The effect of the adoption of SFAS 123(R) on the Company’s loss before income tax and net loss for the thirteen weeks ended April 29, 2006 was as follows (in millions):

	13 Weeks Ended April 29, 2006
(In millions)	Using Previous Method	FAS 123 (R) Impact	As Reported
Loss before income taxes	$(131)	$(1)	$(132)
Net loss	$(33)	$—	$(33)

SFAS 123(R) requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Adoption of SFAS 123(R) did not have a material impact on operating and financing cash flows because the Company did not have any material windfall tax benefits in the period of adoption.

Our partly owned subsidiary, Toys-Japan, a public entity listed in Japan, adopted SFAS 123(R) using the modified prospective method allowed for public companies. Under the modified prospective method, SFAS 123(R) is applied to all options granted after adoption and unvested portion of any awards granted prior to adoption of SFAS 123(R). The impact of adoption was not material.

Management Equity Plan

On July 21, 2005, the Board of Directors of Toys “R” Us Holdings, Inc. (“Holdings”) adopted the 2005 Management Equity Plan (“2005 Plan”). The 2005 Plan provides for the granting of service-based and performance-based stock options, rollover options (i.e., options in Holdings in lieu of options held prior to the Merger), and restricted stocks to officers and other key employees of Holdings and its subsidiaries. All awards are in the form of one or more common strips. Each common strip consists of nine shares of Class A common stock and one share of Class L common stock of Holdings.

The service-based awards generally cliff vest 40% on the second anniversary of the award with the remaining portion vesting ratably over the subsequent three years. The performance-based awards will vest upon the earlier of the achievement of a Sponsor realized internal rate of return and sale multiple in connection with a change of control of Holdings or eight years of service. All options expire ten years from the date of the grant.

The 2005 Plan permits the sale of non-transferable, restricted stock to certain employees at a purchase price equal to fair market value of the common strips. As of January 28, 2006, 62,805 common strips of restricted stock were purchased by officers of the Company at $26.75 per common strip, the fair value as of that date. During the thirteen weeks ended April 29, 2006, 77,757 common strips of restricted stock were outstanding and 100% were vested, all of which were purchased by officers of the Company at $26.75 per common strip, which was the fair value as of the date of those purchases.

At April 29, 2006, an aggregate of 946,236 strips were reserved for future option grants under the 2005 plan. All outstanding options expire at dates ranging from September 8, 2008 to February 15, 2016. The Board of Directors of Holdings has discretion over the amount of shares available for future issuances of restricted stock and options. Holdings expects to satisfy future exercises from newly issued shares.

Put Obligations

Concurrent with the Merger, certain officers of the Company were given the right to sell their shares of stock in Holdings, acquired on the exercise of rollover options, back to Holdings upon their resignation within one year pending from the date of the merger. In addition, certain other officers of the Company, whose rollover options provide put rights at fair value upon retirement, are eligible to retire during the term of the options. The aggregate number of shares or shares received upon option exercise, that may be put back to the Company at fair value up to an aggregate fixed amount per eligible individual under these provisions, by eligible individuals as a result may be less than the awards held by the individual if the fair value of the Company increases above the Merger price. The capped liability as of the Merger date of $4 million related to these rollover options has been classified as other non-current liabilities in the financial statements of Holdings. The liability as of January 28, 2006 and April 29, 2006 was $4 million and $3 million, respectively.

Modification of Stock Options

On February 6, 2006, Holdings Board of Directors modified all of the performance-based awards granted prior to that date to reduce the performance conditions for vesting of these awards. This one-time modification resulted in total incremental stock-based compensation cost of $1 million. These performance-based awards are now subject to SFAS 123(R) accounting and the incremental compensation cost will be amortized over the remaining service period on a straight-line basis and has an immaterial impact to the thirteen weeks ended April 29, 2006.

Valuation Assumptions

The fair value of each option award modified or granted during the thirteen weeks ended April 29, 2006 is estimated on the date of modification or grant using a lattice option-pricing model that uses the assumptions noted in the following table, along with the associated weighted average fair values. We use historical data to estimate pre-vesting option forfeitures. To the extent actual results of forfeitures differ from the estimates, such amounts will be recorded as an adjustment in the period the estimates are revised. The expected volatilities are based on a peer group of companies, as the Company is a non-public entity. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term represents the estimated time until exercise and is based on certain projected Company performance targets. The expected dividend yield is based on an assumption that no dividends are expected to be approved in the near future. The option valuation model also includes a fixed assumption relative to the expected exit date of the Sponsors.

(In millions)	13 Weeks Ended April 29, 2006
Volatility	50.0%
Risk-free interest rates	4.6%
Expected terms	5.5 years
Dividend Yield	0.0%
Weighted average grant-date fair value per option:
Service-based	$12.05
Performance-based	$10.52

A summary of option activity under the plans during the thirteen weeks ended April 29, 2006, is presented below:

Service-Based Awards

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 28, 2006	1,521,732	19.03
Granted	254,205	26.75
Exercised	(82,291)	8.93
Forfeited	(59,846)	26.75

Outstanding at April 29, 2006	1,633,800	20.45	8.32	9.4

Vested or expected to vest at April 29, 2006	1,633,800	20.45	8.32	9.4

Exercisable at April 29, 2006	625,577	10.31	6.61	10.0

The total intrinsic value of service based options exercised in the thirteen weeks ended April 29, 2006 was $1.5 million. Net cash paid to settle stock repurchased on exercise of options was $1.5 million.

Performance-Based Awards

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 28, 2006	1,545,822	26.75
Granted	508,411	26.75
Exercised	—	—
Forfeited	(119,692)	26.75

Outstanding at April 29, 2006	1,934,541	26.75	9.38	(1)

Vested or expected to vest at April 29, 2006	1,459,643	26.75	9.38	(1)

Exercisable at April 29, 2006	—	—	—	—

There were no performance-based options exercised during the thirteen weeks ended April 29, 2006.

As of April 29, 2006 there was $7 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 4.37 years.

Stock-based compensation expense was included in the following statement of operations categories (in millions):

(In millions)	13 Weeks Ended April 29, 2006
Selling, general and administrative	$1
Total recognized tax benefit	—

Toys –Japan stock plan

Toys-Japan grants options to its employees and directors that give the option holders the right to buy Toys-Japan shares on exercise. The options are granted at an exercise price equal to the fair value of the shares on the date of the grant and cliff vests after two years and the options expire three years after vesting. At April 29, 2006 1,213,400 options were outstanding, which represent less than four percent of Toys-Japan equity.

11. Comprehensive loss

Comprehensive loss, net of taxes, is comprised of:

	13 Weeks Ended
(In millions)	April 29, 2006	April 30, 2005
Net loss	$(33)	$(41)
Foreign currency translation adjustments	(9)	(11)
Unrealized gain on hedged transactions, net of tax	2	2

Comprehensive loss	$(40)	$(50)

12. Segments

Our reportable segments are Toys “R” Us-U.S., which operates toy stores in 49 states and Puerto Rico; Toys “R” Us-International, which operates, licenses or franchises toy stores in 31 foreign countries; Babies “R” Us, which operates stores in 41 states; and Toysrus.com, our internet subsidiary.

Management evaluates segment performance primarily based on sales and income from operations. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

A summary of operations by reportable segment is as follows:

(In millions)	13 Weeks Ended
	April 29, 2006	April 30, 2005
Net sales
Toys “R” Us – U.S.	$933	$1,063
Toys “R” Us – International (1)	785	463
Babies “R” Us	594	542
Toysrus.com	77	64

Total net sales	$2,389	$2,132

Operating loss
Toys “R” Us – U.S.	$(21)	$(32)
Toys “R” Us – International (2)	(23)	(27)
Babies “R” Us	91	65
Toysrus.com	8	(2)
Other (3)	(60)	(39)
Restructuring and other charges	(5)	(3)

Operating loss	(10)	(38)
Interest expense	(130)	(39)
Interest income	8	10

Loss before income taxes	$(132)	$(67)

(1)	Includes net sales of $325 million related to the Toys-Japan consolidation for the thirteen weeks ended April 29, 2006.
(2)	Includes $11 million and $7 million operating loss related to the Toys-Japan consolidation for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.
(3)	Includes corporate expenses in both periods presented.

13. Toysrus.com

Toysrus.com currently operates three co-branded on-line stores under a strategic alliance agreement with Amazon.com. These on-line stores sell toys, collectible items, and video games through the Toysrus.com website; baby products through the Babiesrus.com website; and learning and information products through the Imaginarium.com website. As described in Note 14 entitled “Litigation and legal proceedings,” on March 31, 2006, the trial court in the lawsuit we filed against Amazon.com entered a final order in our favor terminating the agreement with Amazon.com as of that date and establishing a wind-down period through June 30, 2006, during which time Amazon.com will continue to operate the co-branded stores. Amazon has appealed this decision to the New Jersey Appellate Court.

In anticipation of this favorable ruling, on May 9, 2006 the Company entered into an agreement with GSI Commerce, Inc. (NASDAQ: GSIC), a leading North American provider of e-commerce solutions, and, on May 19, 2006, the Company entered into an agreement with Exel, Inc. a leading North American contract logistics provider, to support the Company’s online retail business. The Company expects to re-launch its Toysrus.com and Babiesrus.com web sites on the GSI e-commerce platform and utilize Exel fulfillment services on or about July 1, 2006. Under the terms of the multi-year agreements, GSI Commerce will provide technology, hosting, order processing, customer service and support in exchange for fees calculated primarily as a percentage of revenue, and Exel will provide warehousing and fulfillment services in exchange for fees calculated primarily as a cost plus arrangement. Customers will continue to access the online stores at www.toyrus.com or www.babiesrus.com

14. Litigation and legal proceedings

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

On May 21, 2004, we filed a lawsuit against Amazon.com and its affiliated companies to terminate our strategic alliance with Amazon.com. The lawsuit was filed to protect our exclusivity rights in the toy, game, and baby products categories for the online e-commerce site on the Amazon.com platform. The complaint sought temporary and permanent injunctive and declaratory relief to protect our rights during the litigation and to end the agreement, monetary damages and contract rescission against Amazon.com. The suit was filed in the Superior Court of New Jersey, Chancery Division, Passaic County. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. On March 31, 2006 the trial court entered a final order in our favor terminating the strategic alliance agreement with Amazon.com as of that date, denying any claims by Amazon.com and establishing a wind-down period through June 30, 2006, during which time Amazon.com will continue to operate the co-branded stores. On April 3, 2006 Amazon.com filed a Notice of Appeal and also filed a Motion for Stay of Judgment in the trial court. On April 20, 2006, the trial court denied Amazon.com’s request for a stay. Amazon.com filed a request in the appellate court on April 21, 2006 for emergent relief from the trial court’s denial of its request for a stay. On that same day, the appellate court refused Amazon.com’s motion for an immediate stay and on June 2, 2006, the appellate court denied Amazon.com’s request for a stay in its entirety. Amazon.com promptly filed a request for a stay with the New Jersey Supreme Court, which we have opposed for the same reasons with which the trial court and appellate court agreed. We believe Amazon.com’s pending motion for a stay of the trial court’s order terminating the strategic alliance agreement, as well as its pending appeal of the order, are without merit and will be denied.

On June 2, 2006, Amazon.com also filed a lawsuit against us in the Superior Court of Washington, County of King, for money damages allegedly arising from services it is required to provide us during the wind-down period pursuant to the final order entered in New Jersey, and for a declaration that Amazon.com may use certain customer information to market to our customers in a manner contrary to that provided in the strategic alliance agreement. Based upon the filing of that action, Amazon.com has advised us that it has begun to withhold monies due us for sales made from the co-branded stores. We believe that the subject matter of Amazon.com’s new lawsuit is already encompassed in the case we filed in New Jersey and have brought the matter to the attention of the New Jersey court for relief. In any event, we believe the new lawsuit is without merit and will not delay separation of the two businesses and launch of our new online stores.

15. Related party transactions

Transactions with the Sponsors – The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the Merger Transaction. The quarterly fee for the first fiscal quarter of 2006 was $7.5 million, and the quarterly fees for the second, third, and fourth quarters of 2006 will be $3.94 million per quarter. Thereafter, the $15 million annual fee will increase five percent per year during the ten-year term of the agreement.

On August 29, 2005, an affiliate of Vornado Realty Trust acquired by assignment an aggregate of $150 million of the lenders’ rights and obligations under our bridge loan due fiscal 2012. As of April 29, 2006, $77 million of this amount remains outstanding.

16. Recent accounting pronouncements

In February 2006, the FASB released FSP SFAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” which clarifies the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. We do not believe the adoption of SFAS 123(R)-4 will have a material impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”, by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective as of the beginning of the fiscal year that begins after September 15, 2006. We do not believe the adoption of SFAS 155 will have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. We do not believe the adoption of SFAS 156 will have a material impact on our financial position, results of operations or cash flows.

In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46(R). The variability is used in applying FIN 46(R) to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This statement is effective for all reporting periods after June 15, 2006. We do not believe the adoption of FIN 46(R)-6 will have a material impact on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative discussion about our businesses. The MD&A should be read in conjunction with our condensed consolidated financial statements and the related notes and with our Annual Report on Form 10-K for the fiscal year ended January 28, 2006, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business

The Company generates sales, earnings, and cash flows by retailing toys, baby-juvenile products and children’s apparel worldwide. Our reportable segments are Toys “R” Us – U.S. (“Toys-U.S.”), which operates toy stores in 49 states and Puerto Rico; Toys “R” Us – International (“International”), which operates, licenses or franchises stores in 31 foreign countries; Babies “R” Us (“Babies”), which operates specialty baby-juvenile stores in 41 states and Toysrus.com, our Internet subsidiary. As of April 29, 2006, there were 1,466 “R” Us branded retail stores operating in the United States, Puerto Rico, and 31 foreign countries. In addition, we sell merchandise through our Internet sites at www.toysrus.com, www.babiesrus.com, www.imaginarium.com, www.sportsrus.com, www.toysrus.ca, and www.personalizedbyrus.com.

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

Comparable Store Sales

We include, in computing comparable store net sales, stores that have been open for 56 weeks (1 year and 4 weeks) from their “soft” opening date. Soft opening is typically two weeks prior to the grand opening. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 56 weeks or more, we can better gauge how the core store base is performing since it excludes store openings and closings. Percentages represent changes in comparable store sales compared to the same period in the prior year.

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

	Comparable Store Net Sales Performance
	13 Weeks Ended
(In local currencies)	April 29, 2006 vs. 2005	April 30, 2005 vs. 2004
Toys “R” Us – U.S.	(6.9)%	(0.7)%
Toys “R” Us – International (1)	3.9%	4.2%
Babies “R” Us	4.7%	4.3%

(1)	Includes wholly-owned operations only and excludes the impact of Toys-Japan.

	Divisional Store Count
	April 29, 2006	April 30, 2005	Increase / (Decrease)
Toys “R” Us – U.S.	587	680	(93)
Toys “R” Us – International (1)	647	609	38
Babies “R” Us	232	219	13

Total	1,466	1,508	(42)

(1)	Store count as of April 29, 2006 includes 306 wholly-owned and 341 licensed and franchised stores, of which 164 were in Japan. Store count as of April 30, 2005 includes 300 wholly-owned and 309 licensed and franchised stores, of which 155 were in Japan.

Toys-Japan Consolidation

We have a 47.9% ownership investment in the common stock of Toys– Japan. On April 27, 2006, the shareholders of Toys-Japan approved a new slate of directors at its shareholders’ meeting, and consequently, we (together with our Sponsors) now have control of a majority of the board of directors of Toys-Japan. As a result of this control, our ownership in Toys-Japan and other factors, we consolidated the results of Toys-Japan into our first quarter of fiscal 2006 condensed consolidated financial statements. We had previously accounted for our investment in Toys– Japan, using the “equity method” of accounting.

We currently guarantee 80% of Toys-Japan’s three installment loans from a third party in Japan, totaling 6.1 billion yen ($53 million). These loans have annual interest rates of 2.6% – 2.8% and are due from 2012 to 2014.

The following unaudited proforma financial information for the thirteen weeks ended April 29, 2006 excludes the consolidated results of Toys-Japan in order to provide a comparable presentation to our reported results for the thirteen weeks ended April 30, 2005, which accounted for Toys-Japan using the equity method of accounting.

The unaudited proforma financial information is not necessarily indicative of the results of future operations:

	13 Weeks Ended
(In millions)	April 29, 2006 (As reported)	April 29, 2006 Toys-Japan	April 29, 2006 (Proforma)	April 30, 2005 (As reported)
Net sales	$2,389	$325	$2,064	$2,132
Cost of sales	1,556	229	1,327	1,400

Gross margin	833	96	737	732

Selling, general and administrative expenses	724	98	626	675
Depreciation and amortization	114	9	105	92
Restructuring and other charges	5	—	5	3

Total operating expenses	843	107	736	770

Operating (loss) earnings	(10)	(11)	1	(38)
Other (expense) income:
Interest expense	(130)	(1)	(129)	(39)
Interest income	8	1	7	10

Loss before income taxes	(132)	(11)	(121)	(67)
Income tax benefit	99	11	88	26

Net loss	$(33)	$—	$(33)	$(41)

	April 29, 2006 (As reported)	April 29, 2006 Toys-Japan	April 29, 2006 Elimination	April 29, 2006 (Proforma)	April 30, 2005 (As reported)
ASSETS
Current Assets:
Cash and cash equivalents	$443	$19	$—	$424	$1,855
Accounts and other receivables	228	47	—	181	170
Merchandise inventories	2,095	283	—	1,812	2,116
Net property assets held for sale	83	—	—	83	5
Prepaid expenses, derivative assets and other current assets	301	55	—	246	186

Total current assets	3,150	404	—	2,746	4,332
Property and equipment, net	4,370	335	—	4,035	4,260
Goodwill, net	365	10	4	359	353
Deferred tax assets	533	6	—	527	426
Restricted cash	121	—	—	121	—
Other assets	556	330	—	226	227

	$9,095	$1,085	$4	$8,014	$9,598

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / EQUITY
Current Liabilities:
Short-Term borrowings	$253	$253	$—	$—	$146
Accounts payable	1,324	318	—	1,006	991
Accrued expenses and other current liabilities	753	23	—	730	697
Income taxes payable	110	1	—	109	138
Current portion of long-term debt	300	11	—	289	650

Total current liabilities	2,740	606	—	2,134	2,622

Long-term debt	5,950	172	—	5,778	1,633
Deferred tax liabilities	529	—	—	529	486
Deferred rent liabilities	249	—	—	249	270
Other non-current liabilities	247	31	—	216	225
Minority Interest in Toys “R” Us Japan	144	—	(144)	—	—
Total Stockholders’ (deficit) / equity	(764)	276	148	(892)	4,362

	$9,095	$1,085	$4	$8,014	9,598

Net loss

	13 Weeks Ended
(In millions)	April 29, 2006	April 30, 2005	(Increase)/ Decrease
Net loss	$(33)	$(41)	$8

Net loss decreased by $8 million for the thirteen weeks ended April 29, 2006, compared to the same period last year. Excluding the impact of Toys-Japan, the net loss decreased primarily due to a higher tax benefit of $62 million, and savings in selling, general and administrative expenses (“SG&A”) of $49 million, due to the decrease in the Toys-U.S. division’s SG&A expenses, including savings in advertising and payroll expenses. Payroll savings were primarily driven by lower hourly payroll and related payroll taxes as a result of closed stores, and lower sales. The decrease in net loss was partially offset by higher interest expense of $90 million as a result of increased borrowings related to the Merger Transaction in fiscal 2005, as well as, higher depreciation expense of $13 million in the Toys- U.S. division as a result of accelerated depreciation related to the fiscal 2005 restructuring initiatives.

Net sales

13 Weeks Ended
							Percentage of Total Net sales
(In millions)	April 29, 2006		April 30, 2005	$ Increase / (Decrease)	Percentage $ Increase/ (Decrease)		April 29, 2006	April 30, 2005
Toys “R” Us – U.S.	$933		$1,063	$(130)	(12.2	) %	39.0%	49.9%
Toys “R” Us – International	785	(1)	463	322	69.5		32.9	21.7
Babies “R” Us	594		542	52	9.6		24.9	25.4
Toysrus.com	77		64	13	20.3		3.2	3.0

Total net sales	$2,389		$2,132	$257	12.1%		100%	100%

(1)	Includes $325 million net sales of Toys – Japan.

For the thirteen weeks ended April 29, 2006, net sales increased by $257 million or 12.1% to $2.4 billion from $2.1 billion for the same period last year. Net sales for the thirteen weeks ended April 29, 2006, included $325 million of sales due to the consolidation of Toys – Japan, and the impact of foreign currency translation that decreased net sales by $53 million. Excluding the impact of Toys – Japan and foreign currency translation, total net sales decreased by $15 million, or 0.7%, for the thirteen weeks ended April 29, 2006, compared to the same period last year.

The decrease in net sales for thirteen weeks ended April 29, 2006, excluding the impact of Toys-Japan and foreign currency translation, was primarily the result of declines in net sales of 12.2% or $130 million, in our Toys-U.S. division, compared to the same period last year. Net sales for Toys-U.S. decreased primarily due to the closure of 93 toy stores since April 30, 2005, and declines in comparable store net sales, of 6.9%. These net sales decreases were partially offset by net sales increases in our International division of 10.8%, or $50 million, net sales increases in our Babies “R” Us division of 9.6%, or $52 million, and net sales increases in our Toysrus.com division of 20.3%, or $13 million. The increase in net sales in our International and Babies divisions were primarily due to the addition of 13 Babies “R” Us stores in the United States and the opening of six wholly-owned International stores since April 30, 2005. In addition, comparable store net sales at our International and Babies “R” Us divisions showed increases of 3.9% and 4.7%, respectively.

Toys “R” Us – U.S.

Net sales for the Toys – U.S. division decreased by $130 million, or 12.2%, to $933 million for the thirteen weeks ended April 29, 2006, compared to $1,063 million in the same period last year. The closing of 93 toy stores in the United States since April 30, 2005 contributed approximately $62 million to the net sales declines. In addition, comparable store net sales declined 6.9% for the thirteen weeks ended April 29, 2006. Comparable store net sales of video games and video gaming platforms declined approximately 17.0% for the thirteen weeks ended April 29, 2006, compared to the same period last year. The video games and video gaming platform areas continues to be depressed due to weak demand and lower than anticipated availability of new platforms. We also believe that total net sales were negatively impacted by economic factors including the dramatic increase of fuel costs.

Toys “R” Us – International

Net sales for the International division increased by $322 million, or 69.5%, to $785 million for the thirteen weeks ended April 29, 2006, compared to $463 million in the same period last year. Excluding the $325 million of net sales due to the consolidation of Toys—Japan, and a $53 million decrease in net sales due to the foreign currency translation, International net sales increased by $50 million, or 10.8%, for the thirteen weeks ended April 29, 2006, compared to the same period last year. The increase was driven by increases in comparable store net sales of 3.9% as a result of strong net sales in learning, juvenile, core toy, and seasonal products, as well as the opening of 6 wholly owned international stores since April 30, 2005. These increases were partially offset by a decrease in net sales of our video games and consumer electronic categories.

Babies “R” Us

Net sales for the Babies division increased by $52 million, or 9.6%, to $594 million, for the thirteen weeks ended April 29, 2006, compared to $542 million in the same period last year. The increase was primarily as a result of an approximately $29 million increase in net sales from the additional 13 new stores opened since April 30, 2005 as well as a 4.7% increase in comparable store net sales. Our formula, diapers, infant care, and apparel were the key category drivers that increased the comparable store net sales.

Toysrus.com

Net sales for the Toysrus.com division increased by $13 million, or 20.3%, to $77 million, for the thirteen weeks ended April 29, 2006, compared to $64 million in the same period last year. The net sales increase was driven by an approximately 33% increase in domestic sales of baby products and an approximately 9% growth in both total orders and average order value.

Cost of Sales and Gross Margin

The following costs are included in “Cost of Sales:”

•	The cost of acquired merchandise from vendors;

•	Freight in;

•	Markdowns;

•	Provision for inventory shortages; and

•	Credits and allowances from our merchandise vendors.

13 Weeks Ended
Gross Margin					Percentage of Net sales
(In millions)	April 29, 2006		April 30, 2005	$ Increase / (Decrease)	April 29, 2006	April 30, 2005	Percentage of Net sales Increase/ (Decrease)
Toys “R” Us – U.S.	$312		$335	$(23)	33.4%	31.5%	1.9%
Toys “R” Us – International	268	(1)	174	94	34.1	37.6	(3.5)
Babies “R” Us	227		203	24	38.2	37.5	0.7
Toysrus.com	26		20	6	33.8	31.3	2.5

Total Gross Margin	$833		$732	$101	34.9%	34.3%	0.6%

(1)	Includes $96 million gross margin of Toys –Japan.

Gross margin, as a percentage of net sales increased by 0.6 percentage points and increased $101 million, for the thirteen weeks ended April 29, 2006, compared to the same period last year. Gross margin for the thirteen weeks ended April 29, 2006, included $96 million due to the consolidation of Toys – Japan. Excluding the impact of Toys – Japan, total gross margin as a percentage of net sales increased by 1.4 percentage points and increased $5 million, for the thirteen weeks ended April 29, 2006, compared to the same period last year. The increase in gross margin as a percentage of net sales was primarily due to a savings of 1.0 percentage points in net markdown costs due to a shift of promotional activities to later quarters in our Toys-U.S., Babies, and Toysrus.com divisions, and a 0.4 percentage point increase in initial markup as a result of sales mix benefit associated with an increase in sales of higher margin products in our Toys – U.S., Babies, and Toysrus.com divisions and a decrease in sales of lower margin video game merchandise in our Toys – U.S. and International divisions.

Toys “R” Us – U.S.

Gross margin as a percentage of net sales for the thirteen weeks ended April 29, 2006, increased 1.9 percentage points compared to the same period last year. The increase in gross margin as a percent of net sales was primarily due to decreased net markdowns, which contributed a 1.3 percentage point increase and an increase in initial markup, which contributed a 0.4 percentage point increase. The lower net markdowns were due to lower opening open inventory levels and a shift of promotional pricing activities to later quarters. The increase in initial markup is due to increased sales of higher margin import product as well as reduced sales of lower margin products such as video games and DVD’s. Gross margin dollars decreased $23 million for the thirteen weeks ended April 29, 2006 as compared to the same period last year. The decrease in gross margin dollars is due primarily to lower sales, which decreased gross margins dollars by $49 million. This decrease was somewhat offset by lower net markdowns and higher initial markup, which increased gross margin dollars by $19 million and $5 million respectively.

Toys “R” Us – International

Gross margin as a percentage of net sales for the thirteen weeks ended April 29, 2006, decreased 3.4 percentage points, but increased $94 million compared to the same period last year. Excluding the impact of the consolidation of Toys-Japan, gross margin as a percentage of sales decreased 0.2 percentage points and $2 million. The gross margin of Toys-Japan as a percentage of sales is 29.6%, which is significantly below the average of our other International businesses of 37.4%. The significant decrease in gross margin for Toys-Japan is primarily driven by an unfavorable mix of sales of lower margin video game and infant care merchandise.

Babies “R” Us

Gross margin as a percentage of net sales for the thirteen weeks ended April 29, 2006, increased 0.7 percentage points compared to the same period last year. The increase in gross margin as a percentage of net sales was primarily due to savings of 0.5 percentage points in net markdown costs due to a shift of promotional pricing activities to later quarters and a 0.2 percentage point increase in initial markup driven by improved net sales of higher margin apparel, bedding and infant care categories. Gross margin dollars increased $24 million for the 13 weeks ended April 29, 2006 as compared to the same period last year. This increase was primarily due to higher sales, which contributed $22 million of the gross margin dollar increase.

Toysrus.com

Gross margin as a percentage of net sales for the thirteen weeks ended April 29, 2006, increased 2.5 percentage points compared to the same period last year. The increase in gross margin as a percentage of net sales was due to a 1.8 percentage point increase in initial markup as a result of increased sales of higher margin baby products and reduced sales of lower margin video game merchandise. In addition, lower net markdowns increased gross margin as a percentage of sales by 0.7 percentage points. Gross margin dollars increased $6 million for the 13 weeks ended April 29, 2006 as compared to the same period last year. This increase was primarily due to higher sales, which contributed $4 million of the gross margin dollar increase.

Selling, General and Administrative Expenses (SG&A)

	13 Weeks Ended
				Percentage of Net sales
(In millions)	April 29, 2006	April 30, 2005	$ Increase / (Decrease)	April 29, 2006	April 30, 2005	Percentage Increase/ (Decrease)
Toys “R” Us –Consolidated (1)	$724	$675	$49	30.3%	31.7%	(1.4	) %

(1)	Includes $98 million SG&A expenses of Toys-Japan

The following are the types of costs included in SG&A expenses:

•	Store payroll and related payroll benefits;

•	Rent and other store operating expenses,

•	Advertising expenses;

•	Costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and

•	Other corporate-related expenses.

SG&A expenses, as a percentage of net sales, decreased 1.4 percentage points, but increased $49 million, to $724 million, for the thirteen weeks ended April 29, 2006, compared to $675 million for the same period last year. SG&A included $98 million of SG&A expenses due to the consolidation of Toys-Japan. Excluding the SG&A expenses related to Toys-Japan, SG&A expenses decreased by $49 million, and 1.4 percentage points as a percentage of sales, for the thirteen weeks ended April 29, 2006, compared to the same period last year.

The decrease in SG&A expenses, as a percentage of net sales for the thirteen weeks ended April 29, 2006, compared to the same period last year, was partially due to the decrease in the Toys– U.S. division’s SG&A expenses, including savings in advertising and payroll expenses. Payroll savings were primarily driven by lower hourly payroll and related payroll taxes as a result of lower sales and lower medical costs. These savings were partially offset by increases in, higher facility maintenance costs, higher utility costs and higher property taxes as well as the Babies division’s higher distribution center and store support center costs primarily due to new store growth and to support higher store for store sales.

Interest expense

13 Weeks Ended
(In millions)
April 29, 2006	April 30, 2005	Dollar increase/(decrease)	Percentage of Net sales increase
$ 130	$39	$91	3.6%

Interest expense, as a percentage of net sales, increased 3.6 percentage points, and increased $91 million, for the thirteen weeks ended April 29, 2006, compared to the thirteen weeks ended April 30, 2005. Excluding the impact of Toys-Japan, interest expense increased 4.5% percentage points, or $90 million.

The increase in interest expense for the thirteen weeks ended April 29, 2006 was primarily due to the substantial increase in borrowings as a result of the merger transaction.

Interest income

13 Weeks Ended
(In millions)
April 29, 2006	April 30, 2005	Dollar increase/(decrease)	Percentage of Net sales decrease
$ 8	$10	$(2)	(0.2	) %

Interest income, as a percentage of net sales, decreased 0.2 percentage points, and decreased $2 million for the thirteen weeks ended April 29, 2006, compared to the same period last year. Excluding the impact of Toys-Japan, interest income decreased 0.2% percentage points, or $3 million.

The decrease in interest income for the thirteen weeks ended April 29, 2006, compared to the same period last year was a result of decreased average cash balances.

Taxes

The effective tax rates for the thirteen weeks ended April 29, 2006 and thirteen weeks ended April 30, 2005 are based primarily on the Company’s forecasted annualized effective tax rates. Our forecasted annualized effective tax rate for the current year is 57.5% whereas the annualized effective tax rate for the prior year was 38.5%. Our annualized effective tax rate for the current year is based on our annual forecast which projects a nominal pre-tax loss. This is primarily due to additional interest expense we expect to incur this year. Using this forecasted worldwide pre-tax loss as the base, items such as work opportunity job credits and foreign tax credits, have a significant impact on the annualized effective tax rate as well as the effective tax rate for the quarter. If our forecast of annual pre-tax loss were to change, the annualized effective tax rate will also be impacted. The difference between our annualized effective tax rate of 57.5% and our quarterly effective tax rate of 75.0% is due to $23 million of items impacting the quarterly effective tax rate. These items include the elimination of $18 million of tax reserves associated with foreign earnings provided in prior years and not required and the recognition of certain foreign taxes that we paid in prior years. In addition, $5 million of valuation allowances associated with Toys-Japan were reversed.

Restructuring and Other Charges

On January 5, 2006, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. As of April 2, 2006, all 87 stores had been closed. Twelve of these stores are being converted into Babies “R” Us stores, which will reopen in the fall of 2006, resulting in the permanent closure of 75 stores.

In connection with the closing and conversion of these stores, we recorded $94 million of costs and charges during fiscal 2005. We incurred an additional $33 million of charges that were recorded in the thirteen weeks ended April 29, 2006. The $33 million of costs and charges incurred for the thirteen weeks ended April 29, 2006, include $3 million of inventory markdowns and liquidator fees that were recorded in cost of sales, and $24 million of accelerated depreciation of fixed assets related to the closed and converted stores. The remaining $6 million of costs and charges are included in restructuring and other charges in the condensed consolidated statement of operations, and consisted of $5 million relating to lease commitments and $1 million relating to liquidation of fixed assets. As a result of the store closings, approximately 3,000 employee positions have been eliminated.

During the thirteen weeks ended April 29, 2006, we reversed $1 million of charges related to fiscal 2001 restructuring initiatives to close a number of stores, to eliminate a number of staff positions, and to consolidate five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey.

Refer to Note 3 to the Consolidated Financial Statements entitled “Restructuring and Other Charges” for further details.

Liquidity and Capital Resources

Overview

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

We have been able to meet our cash needs principally by using cash on hand, cash flows from operations, our variable rate revolving credit facilities and the multi-currency revolving credit facilities.

Additionally, we have lines of credit with various banks to meet certain of the short-term financing needs of our domestic and foreign subsidiaries. At April 29, 2006, we had an unused amount of $1,024 million under our $2 billion Secured Revolving Credit Facility, and a total of $231 million under our $357 million multi-currency revolving credit facilities (95 million British Pounds and 145 million Euro).

	39 Weeks Ended
(In millions)	April 29, 2006	April 30, 2005
Toys “R” Us Consolidated
Net cash used in operating activities	$(662)	$(510)
Net cash (used in) provided by investing activities	(26)	937
Net cash provided by financing activities	112	202
Effect of exchange rate fluctuations on cash	38	(6)

Net (decrease) / increase in cash and equivalents	(538)	623

Cash Flows used in Operating Activities

During the thirteen weeks ended April 29, 2006, net cash used in operating activities was $662 million compared to $510 million used in operating activities during the thirteen weeks ended April 30, 2005. Excluding the impact of $47 million cash used in operating activities due to the consolidation of Toys-Japan, the $105 million increase in cash used was primarily the result of increased working capital requirements and the unfavorable impact of operating losses, partially offset by a decrease in cash paid for income taxes. Working capital was impacted by increased inventory balances as a result of low year-end inventory levels resulting from inventory management improvement and accounts payable decreases as a result of timing of international payments to vendors.

Cash Flows (used in) provided by Investing Activities

During the thirteen weeks ended April 29, 2006, net cash used in investing activities was $26 million compared to net cash provided by investing activities of $937 million for the thirteen weeks ended April 30, 2005. Excluding the $5 million cash used in investing activities due to the consolidation of Toys-Japan, the $958 million decrease in cash provided was primarily the result of cash generated from the sale of short term investments in prior years.

During the remainder of the fiscal year, we plan to expand our Babies store base in the United States and our Toys “R” Us store base internationally, which may moderately increase our level of capital expenditures when compared to the same period last year. However, we can provide no assurance that this expansion will occur. We also anticipate the sale of certain assets held for sale.

Cash Flows provided by Financing Activities

During the thirteen weeks ended April 29, 2006, net cash provided by financing activities was $112 million compared to $202 million for the thirteen weeks ended April 30, 2005. Excluding the $58 million cash provided by financing activities due to the consolidation of Toys-Japan, the net cash provided by financing activities decreased by $148 million. The decrease was primarily due to a reduction related to proceeds received from the exercise of stock options in the prior year, the repayment of all of the outstanding indebtness under the $1 billion European bridge facility, and a reduction in short-term borrowings. These decreases were partially offset by the borrowings of $1.016 billion under French real estate facility, Spanish real estate facility, and U.K real estate facility agreements.

During the thirteen weeks ended April 29, 2006, we made the following changes to our debt structure:

On January 23, 2006, Toys “R” Us France Real Estate SAS, our indirect wholly-owned subsidiary, entered into a secured loan agreement with a syndicate of financial institutions. The loan is secured by, among other things, selected French real estate, which has been acquired by the borrower. On February 1, 2006, the loan agreement was drawn down, and we borrowed the full amount of €65.2 million under loan agreement. The maturity date for the loan is February 1, 2013. The loan has an interest rate of 1.50% plus mandatory costs plus EURIBOR. We have entered into hedging arrangements whereby we have effectively fixed the interest under the loan at 4.505% plus mandatory costs per annum. The loan agreement contains covenants that restrict the ability of the borrower to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan also requires Toys “R” Us France Real Estate SAS to maintain an interest coverage ratio of 110%.

On January 23, 2006, Toys “R” Us Iberia Real Estate, S.L., our indirect wholly-owned subsidiary, entered into a secured loan agreement with a syndicate of financial institutions. The loan is secured by, among other things, selected Spanish real estate, which has been acquired by the borrower. On February 1, 2006, the loan agreement was drawn down, and we borrowed the full amount of €135.1 million under the loan agreement. The maturity date for the loan is February 1, 2013. The loan has an interest rate of 1.50% plus mandatory costs plus EURIBOR. We have entered into hedging arrangements whereby we have fixed the interest under the loan at 4.505% plus mandatory costs per annum. The loan agreement contains covenants that restrict the ability of the borrower to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan also requires Toys “R” Us Iberia Real Estate, S.L. to maintain an interest coverage ratio of 110%.

On February 8, 2006, Toys “R” Us Properties (UK) Limited (“Toys Properties”), our indirect wholly-owned subsidiary, entered into a credit agreement with Vanwall Finance PLC as the Issuer and as Senior Lender and The Royal Bank of Scotland PLC as Junior Lender, which included a series of Secured Senior Loans comprising an initial principal amount of approximately £347.0 million and a Junior Loan comprising an initial principal amount of up to £62.4 million. The Senior Lender and Junior Lender have also agreed to provide an aggregate of approximately £10.8 million in additional loans under specified conditions, of which £8.8 million was pre-funded under the Senior Loan. The loans are secured by, among other things, selected UK real estate, which has been acquired by the borrower. The credit agreement contains covenants that restrict the ability of Toys Properties to incur certain additional indebtedness, create or permit liens on assets, dispose of or acquire further property, vary or terminate the lease agreements, conclude further leases or engage in mergers or consolidations. The credit agreement has a seven-year term and Toys Properties is required to repay the loans in part in quarterly installments from the first anniversary date. The final maturity date is April 7, 2013. The credit agreement also contains various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the credit agreement, cross default provisions, the failure of representations and warranties contained in the Credit Agreement to be true and certain insolvency events with respect to Toys Properties. The Senior Loan bears interest at an annual rate of mandatory costs plus 4.5575% plus a margin ranging from 0.28% to 1.50% and the Junior Loan bears interest at an annual rate of mandatory costs plus LIBOR plus a margin of 2.25%. Toys Properties has entered into hedging arrangements in relation to its floating rate exposure under the credit agreement, whereby Toys Properties effectively fixed the interest under the Junior Loan at 6.8075% plus mandatory costs per annum. The proceeds from the U.K. transactions, together with other available funds, were used to repay all of the outstanding indebtedness under the $1.0 billion European bridge facility component of the Senior Facilities Agreement entered into by Toys “R” Us (UK) Limited on July 21, 2005 and to pay part of the transaction costs.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of operating leases related to real estate used in the operation of our business, and long-term debt. Refer to “CONTRACTUAL OBLIGATIONS AND COMMITMENTS” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Form 10-K for the period ended January 28, 2006, for details on our contractual obligations and commitments.

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

A summary of significant accounting policies and a description of accounting policies that we believe critical may be found in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006, in the “CRITICAL ACCOUNTING POLICIES” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are faced with interest rate risks resulting from interest rate fluctuations. We have a variety of fixed and variable rate debt instruments. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt. A change in interest rates on fixed rate debt does not impact the fair value of debt, earnings or cash flow. At April 29, 2006, the company had variable rate debt instruments totaling $3.2 billion, including all interest rate hedging. A 1% increase in interest rates would have an unfavorable annualized impact on pre-tax earnings of $32 million and a 1% decrease in interest rates would have a favorable annualized impact on pre-tax earnings of $32 million. Refer to Notes 6 and 8 to the condensed consolidated financial statements entitled “Derivative instruments and hedging activities” and “Seasonal financing and long-term debt”, respectively, for further details.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on From 10-Q (April 29, 2006), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based on the Company’s evaluation as of April 29, 2006, the material weakness in internal control over financial reporting described in Item 9A entitled “CONTROLS AND PROCEDURES”, of the Annual Report on Form 10-K for the period ended January 28, 2006, has not been remediated and therefore the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (April 29, 2006).

The Company employed alternative procedures to enable management to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q filing. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q filing fairly present, in all material respects, the company’s financial position, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Although we have taken some steps to begin the remediation of our material weakness in internal control over financial reporting as discussed in Item 9A entitled “CONTROLS AND PROCEDURES”, of the Annual Report on From 10-K for the period ended January 28, 2006, our remediation plan has not been in place long enough to show meaningful results. However, it is expected that the remediation will improve the financial closing and reporting process during the fiscal year.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 14 to the Condensed Consolidated Financial Statements entitled “Litigation and legal proceedings” for a discussion of material legal proceedings.

Item 1A. Risk Factors

At April 29, 2006, there had not been any material changes to the information related to the ITEM 1A. “RISK FACTORS” disclosed in the Company’s Annual Report on Form 10K for the year ended January 28, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 2, 2006, the Executive Committee of the Board of Directors approved the Company’s 2006 corporate incentive program, which provides incentive-eligible associates an opportunity to earn cash bonuses based on the Company’s achievement of specified performance goals relating to EBITDA, gross margin on product lines and individual performance metrics. Target bonus opportunities for the executive management team range from 90% to 200% of base salary. The maximum payout on individual performance is 200%, and the maximum payout on the financial performance is 300%, of the target amount.

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Jon W. Kimmins dated as of May 5, 2006.

10.2	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Daniel Caspersen dated as of May 5, 2006.

10.3	Summary of 2006 Corporate Incentive Program.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC. (Registrant)

Date: June 13, 2006	/s/ F. CLAY CREASEY, JR.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Jon W. Kimmins dated as of May 5, 2006.

10.2	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Daniel Caspersen dated as of May 5, 2006.

10.3	Summary of 2006 Corporate Incentive Program.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.