Form 10-Q
period 2006-07-29
TOYS R US INC
filed 2006-09-12
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

Commission file number 1-11609

TOYS “R” US, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3260693
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Geoffrey Way, Wayne, New Jersey	07470
(Address of principal executive offices)	(Zip code)

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

As of September 11, 2006 there were outstanding 1,000 shares of common stock of Toys “R” Us, Inc. (all of which are owned by Toys “R” Us Holdings, Inc., our holding company, and are not publicly traded).

TOYS “R” US, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	July 29, 2006	January 28, 2006	July 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$664	$981	$453
Accounts and other receivables	186	218	201
Merchandise inventories	2,074	1,488	2,020
Assets held for sale	94	—	5
Prepaid expenses, current deferred tax assets and other current assets	298	216	175

Total current assets	3,316	2,903	2,854
Property and equipment, net	4,310	4,175	4,297
Goodwill, net	365	359	353
Deferred tax assets	533	457	546
Restricted cash	147	107	—
Other assets	560	365	395

	$9,231	$8,366	$8,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$316	$—	$—
Accounts payable	1,021	1,118	874
Accrued expenses and other current liabilities	779	900	838
Income taxes payable	98	130	149
Current portion of long-term debt	310	407	202

Total current liabilities	2,524	2,555	2,063

Long-term debt	6,429	5,540	6,105
Deferred tax liabilities	520	531	534
Deferred rent liabilities	251	260	271
Other non-current liabilities	253	204	201
Minority interest in Toys “R” Us Japan	142	—	—

Stockholders’ deficit:
Additional paid in capital	1	—	—
Deficit	(812)	(669)	(685)
Accumulated other comprehensive loss	(77)	(55)	(44)

Total Stockholders’ deficit	(888)	(724)	(729)

	$9,231	$8,366	$8,445

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	$2,413	$2,099	$4,802	$4,231
Cost of sales	1,584	1,363	3,140	2,763

Gross margin	829	736	1,662	1,468
Selling, general and administrative expenses	719	627	1,443	1,302
Depreciation and amortization	99	91	213	183
Transaction and related costs	—	400	—	400
Restructuring and other charges	—	2	5	5
Loss on early extinguishment of debt and contract settlement fees	—	22	—	22

Total operating expenses	818	1,142	1,661	1,912

Operating earnings/(loss)	11	(406)	1	(444)
Other (expense)/income:
Interest expense	(129)	(48)	(259)	(86)
Interest income	5	11	13	20

Loss before income taxes	(113)	(443)	(245)	(510)
Income tax benefit	3	84	102	110

Net loss	$(110)	$(359)	$(143)	$(400)

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	26 Weeks Ended
	July 29, 2006	July 30, 2005
Cash Flows from Operating Activities:
Net loss	$(143)	$(400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213	183
Amortization of restricted stock	—	16
Amortization of debt issuance costs	32	2
Loss on early extinguishment of debt	—	7
Stock compensation expense arising from cash settlement	—	192
Deferred income taxes	(104)	(64)
Tax benefit from exercise of stock options	—	15
Stock option compensation expense	1	17
Non-cash portion of restructuring and other charges	5	—
Other	(4)	8
Changes in operating assets and liabilities:
Accounts and other receivables	63	(33)
Merchandise inventories	(364)	(155)
Prepaid expenses and other operating assets	(13)	14
Accrued expenses and other liabilities	(186)	(160)
Accounts payable	(337)	(131)
Income taxes payable	(39)	(95)

Net cash used in operating activities	(876)	(584)

Cash Flows from Investing Activities:
Capital expenditures, net	(90)	(186)
Increase in restricted cash	(40)	—
Cash effect of the consolidation of Toys-Japan	6	—
Proceeds from sale of short-term investments	—	953
Proceeds from sale of fixed assets	13	3

Net cash (used in) provided by investing activities	(111)	770

Cash Flows from Financing Activities:
Long-term debt borrowings	2,733	4,263
Short-term debt borrowings	149	325
Long-term debt repayment	(2,186)	(433)
Short-term debt repayment	(24)	(174)
Dividends paid to Toys – Japan minority interest	(5)	—
Repurchase of common stock	—	(5,891)
Repurchase of stock options and restricted stock	—	(222)
Capital contributed by affiliate	—	1,279
Settlement of equity security units	—	(21)
Proceeds received from settlement of derivatives	—	38
Proceeds received from exercise of stock options	—	87
Proceeds received from issuance of common stock	—	20
Capitalized debt issuance costs	(42)	(213)

Net cash provided by (used in) financing activities	625	(942)

Effect of exchange rate changes on cash and cash equivalents	45	(23)

Cash and cash equivalents:
Net decrease during period	(317)	(779)
Cash and cash equivalents at beginning of period	981	1,232

Cash and cash equivalents at end of period	$664	$453

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

Except as expressly indicated or unless the context otherwise requires, as used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc. and its subsidiaries. The condensed consolidated balance sheets as of July 29, 2006, January 28, 2006, and July 30, 2005, the condensed consolidated statement of operations for the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005, and the condensed consolidated statement of cash flows for the twenty-six weeks ended July 29, 2006 and July 30, 2005 have been prepared by us in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and in accordance with the requirements of Form 10-Q. Our interim condensed consolidated financial statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks and twenty-six weeks then ended. The balance sheet at January 28, 2006, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

The results of operations for the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005 are not necessarily indicative of operating results of the full year.

Beginning with the first quarter of fiscal 2006, we consolidated Toys “R” Us – Japan, Ltd. (“Toys - Japan”) into our consolidated financial statements. Toys – Japan had been previously accounted for using the equity method of accounting. For further details refer to Note 5 entitled “Investment in Toys - Japan”.

We revised certain July 30, 2005 balances to recognize additional merchandise inventories and accrued expenses and other current liabilities related to accrued freight charges. Such amounts were immaterial.

Certain information and footnote disclosures normally included in the annual audited financial statements prepared in accordance with GAAP have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

2. Merger transaction

On July 21, 2005, we were acquired by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis & Co. and Vornado Realty Trust (collectively, the “Sponsors”) along with a fourth investor, GB Holdings I, LLC, an affiliate of Gordon Brothers, a consulting firm that is independent from and unaffiliated with the Sponsors and management (the Sponsors and GB Holdings I, LLC are collectively referred to herein as the “Investors”). The acquisition was consummated through a $6.6 billion merger of the Company into Global Toys Acquisition Merger Sub, Inc. (“Acquisition Sub”) with the Company being the surviving corporation in the merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated as of March 17, 2005 (the “Merger Agreement”), among the Company, Global Toys Acquisition, LLC (“Parent”) and Acquisition Sub.

Under the Merger Agreement, the former holders of the Company’s common stock, par value $.10 per share, received $26.75 per share, or approximately $5.9 billion. In addition, approximately $766 million was used to settle our equity security units, cash out our warrants and options to purchase common stock, restricted stock and restricted stock units, and pay fees and expenses related to the Merger, and to pay severance bonuses and related payroll taxes.

3. Restructuring and other charges

Our condensed consolidated financial statements for the thirteen and twenty-six weeks ended July 29, 2006 included the following pre-tax charges related to restructuring initiatives from prior years:

(In millions)	Restructuring and other charges		Depreciation and amortization		Cost of Sales		SG&A		Total
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
(13 Weeks Ended)
2004 and Prior Year Initiatives	$—	$2	$—	$—	$—	$—	$—	$1	$—	$3

Total	$—	$2	$—	$—	$—	$—	$—	$1	$—	$3

(26 Weeks Ended)
2005 Initiatives	$6	$—	$24	$—	$3	$—	$—	$—	$33	$—
2004 and Prior Year Initiatives	(1)	5	—	—	—	—	—	5	(1)	10

Total	$5	$5	$24	$—	$3	$—	$—	$5	$32	$10

At July 29, 2006, we had total remaining reserves of $87 million related to the restructuring initiatives explained below. We believe that the remaining reserves at July 29, 2006 are adequate to complete these initiatives and commitments. See below for a further discussion of individual restructuring initiatives and a roll-forward of the related charges and reserves.

(In millions)	Balance at January 28, 2006	Charges	Reclassification (1)	Reversals	Utilized	Balance at July 29, 2006
2005 Initiatives	$43	$34	$12	$(1)	$(72)	$16
2004 and Prior Year Initiatives	82	—	—	(1)	(10)	71

Total	$125	$34	$12	$(2)	$(82)	$87

(1)	Reclassification of straight-line lease reserves recorded in prior periods related to the restructured properties.

2005 Initiatives

On January 5, 2006, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. As of April 2, 2006, all 87 stores had been closed. Twelve of these stores are being converted into Babies “R” Us stores, which will reopen in the fall of 2006, resulting in the permanent closing of 75 store locations.

For the twenty-six weeks ended July 29, 2006, we incurred gross charges of $34 million, and reversed $1 million of severance charges related to this initiative. These charges included $3 million of inventory markdowns and liquidator fees that were recorded in cost of sales, and $24 million of accelerated depreciation related to the closed and converted stores. The remaining $6 million of costs and charges, included in restructuring and other charges in the condensed consolidated statement of operations, consisted of $5 million relating to lease commitments and $2 million relating to asset impairment of fixed assets and disposal charges, partially offset by the reversal of $1 million of severance charges that we determined were no longer needed. As a result of the store closings, approximately 3,000 employee positions have been eliminated.

Details on the activity of charges and reserves for the twenty-six weeks ended July 29, 2006 are as follows:

(In millions)	Balance at January 28, 2006	Charges	Reclassifications (1)	Reversals	Utilized	Balance at July 29, 2006
Lease commitments	$1	$5	$12	$—	$(3)	$15
Asset impairment and disposal charges	—	2	—	—	(2)	—
Accelerated depreciation	—	24	—	—	(24)	—
Inventory markdowns and disposal charges	34	3	—	—	(37)	—
Severance	8	—	—	(1)	(6)	1

Total	$43	$34	$12	$(1)	$(72)	$16

(1)	Reclassification of straight-line lease reserves recorded in prior periods related to the restructured properties.

As a result of our 2005 Initiatives, the following assets are classified as current assets held for sale:

Assets held for sale

(In millions)	July 29, 2006
Land	$36
Buildings	66
Leasehold improvements	21

123
Less: accumulated depreciation and amortization	29

Net property assets held for sale	$94

2004 and Prior Year Initiatives

In fiscal 2004, we recorded termination costs relating to the restructuring of the Global Store Support Center operations in Wayne, New Jersey. During the twenty-six weeks ended July 29, 2006, we utilized the final $1 million of reserves related to severance and other compensation.

In fiscal 2003, we decided to close all 146 of the freestanding Kids “R” Us stores and all 36 of the free-standing Imaginarium stores, as well as three distribution centers that support these stores. During the twenty-six weeks ended July 29, 2006, we reversed $1 million of charges related to lease commitments we determined were no longer required. During the twenty-six weeks ended July 29, 2006, we utilized $1 million of reserves related to lease commitments. At July 29, 2006, we had $6 million of reserves remaining for lease commitments.

In fiscal 2001, we closed stores, eliminated a number of staff positions, and consolidated five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. During the twenty-six weeks ended July 29, 2006, we utilized $5 million of outstanding reserves for this initiative. At July 29, 2006, we had $46 million of reserves remaining for lease commitments related to stores and store support center locations.

We had $19 million of reserves remaining at July 29, 2006, related to long-term lease commitments from restructuring charges previously recorded in 1998 and 1995, which will be utilized for the remainder of 2006 and thereafter. During the twenty-six weeks ended July 29, 2006, we utilized $3 million of reserves for lease shortfalls.

For the twenty-six weeks ended July 30, 2005, we incurred $10 million of charges. $5 million of these charges were stock option compensation charges that were recorded in selling, general and administrative expenses, as part of our 2004 restructuring reserve. The remaining $5 million were charges related to 2003 and earlier initiatives that were recorded in restructuring and other charges.

4. Merchandise inventories

Merchandise inventories for the Toys “R” Us – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method, and represented approximately 44% of total merchandise inventories as of July 29, 2006. Merchandise inventories for our other divisions and apparel are stated at the lower of FIFO (first-in, first-out) cost or market value, as determined by the retail inventory method. If all inventories had been valued at the lower of FIFO cost or market, inventories would show no change at July 29, 2006, January 28, 2006 or July 30, 2005. Details on the components of our consolidated merchandise inventories are as follows:

(In millions)	July 29, 2006	January 28, 2006	July 30, 2005
Toys “R” Us – U.S.	$897	$721	$1,155
Toys “R” Us – International	822	402	514
Babies “R” Us	313	323	294
Toysrus.com	42	42	57

Total	$2,074	$1,488	$2,020

5. Investment in Toys - Japan

We own a 47.9% ownership investment in the common stock of Toys - Japan. During the first quarter of 2006, we (together with our Sponsors) took control of a majority of the board of directors of Toys - Japan. As a result of this control, our ownership in Toys - Japan and other factors, we have consolidated the results of Toys - Japan into our condensed consolidated financial statements. We had previously accounted for our investment in Toys - Japan using the “equity method” of accounting.

We currently guarantee 80% of Toys-Japan’s three installment loans from a third party in Japan, totaling 6.1 billion yen ($53 million). These loans have annual interest rates of 2.6% – 2.8% and are due from 2012 to 2014 and are part of Toys “R” Us-Japan, Ltd. 1.20%-2.80% bank loans due 2010 to 2014 included in our consolidated long-term debt. See Note 8 entitled “Seasonal financing and long-term debt.”

During the thirteen weeks ended July 29, 2006 and July 30, 2005, Toys - Japan had net sales of $351 million and $350 million, respectively. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, Toys - Japan had net sales of $676 million and $688 million, respectively. The consolidation of Toys - Japan had no material impact on our net loss for the thirteen and twenty-six weeks ended July 29, 2006.

6. Derivative instruments and hedging activities

SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. We record the fair market value of our derivatives, based on information provided by reliable third parties, as other assets and other liabilities within our consolidated balance sheets. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation. We record hedge ineffectiveness to interest expense. Changes in fair values of cash flow derivative instruments which do not qualify for hedge accounting under the guidance of SFAS No. 133 are recorded to interest expense.

We enter into derivative financial arrangements to hedge a variety of risk exposures, including interest rate risk associated with our long-term debt and foreign currency risk relating to import merchandise purchases. We enter into interest rate swaps and/or options to manage interest rate risk. We enter into foreign exchange forward contracts to minimize and manage the currency risks associated with the settlement of payables related to our merchandise import program.

In July 2006, we entered into interest rate corridors on our $1.3 billion unsecured real estate loan and our $800 million secured real estate loans. The interest rate corridors on our $1.3 billion unsecured real estate loan are considered hedges of the variable cash flows associated with changes in one month LIBOR above 5.50% and below 7.50%. The interest rate corridors on our $800 million secured real estate loans are considered hedges of the variable cash flows associated with changes in one month LIBOR above 5.50% and below 7.00%. We paid $10 million to enter into the interest rate corridors. At July 29, 2006, the change in fair value of these derivatives was $2 million.

In July 2006, we entered into interest rate swaps and an interest rate cap on $600 million of debt outstanding under the secured term loan facility that is part of the Secured Credit Facilities (described under Note 8 entitled “Seasonal financing and long-term debt”) we entered into on July 19, 2006. The interest rate swaps are a hedge of the variable LIBOR rates for a fixed rate of interest at 9.685% until August 2008. The interest rate cap has an effective date of August 2008 and hedges the variable cash flows associated with changes in the three month LIBOR above 7.50% through August 2010. Both the interest rate swaps and the interest rate cap are designated as cash flow hedges under the long-haul method, whereby the Company evaluates the effectiveness of the hedging relationships on an ongoing basis and recalculates changes in fair value of the derivatives and related hedged items independently. We paid $1 million to enter into the interest rate cap. At July 29, 2006, the change in fair value of these derivatives was $2 million, which was recorded in other comprehensive loss. No material ineffectiveness existed for any of these interest rate swaps and interest rate cap at July 29, 2006.

In February 2006, we either terminated or amended three interest rate swaps and initiated three new or amended interest rate swaps to hedge exposure related to the French, Spanish and United Kingdom real estate financing transactions entered into in January and February 2006 (see Note 8 entitled “Seasonal financing and long-term debt”). At the time of these transactions, we de-designated the old swaps that had been previously classified as cash flow hedges for the anticipated European property financings. As a result of the termination of the swaps, we received $8 million, out of which $1 million was recorded in interest income and $7 million will be amortized over the life of the related debt. We paid $7 million to enter into the new swaps. These new swaps hedge the variable LIBOR and EURIBOR rates for notional amounts that include £62 million and €200 million and fix the rates of interest at 4.56% for the British pound denominated swaps and 3.01% for the euro denominated swaps. In these hedging relationships, we are hedging the LIBOR/EURIBOR component, which is generally 3-month LIBOR/EURIBOR. Payments to be received or paid under the swap contracts will offset the fluctuations in debt interest expense caused by changes in the relevant LIBOR/ EURIBOR index. The instruments are designated as cash flow hedges of the variable cash flows associated with changes in the three month LIBOR and EURIBOR under the long-haul method, whereby the Company evaluates the effectiveness of the hedging relationships on an ongoing basis and recalculates changes in fair value of the derivatives and related hedged items independently. In July 2006, the company re-designated these cash flow hedges to comply with the hedge documentation requirements of FAS 133. The amounts of ineffectiveness related to interest rate swaps at July 29, 2006 were immaterial. At July 29, 2006, the fair value of the swaps of $16 million was recorded as a long-term derivative asset.

Derivatives related to our import program are designated as cash flow hedges. Effectiveness is measured on a quarterly basis; any ineffectiveness is immediately recorded in the consolidated statement of operations. Changes in fair value of the effective portion of the derivatives are recorded to other comprehensive loss. As inventory is sold, amounts in other comprehensive loss are reclassified to cost of sales. In July 2006, we did not apply hedge accounting to our import program due to technical aspects of SFAS No. 133.

As a result of the re-designation of the three interest rate swaps related to the French, Spanish and United Kingdom real estate financing transactions and the foreign exchange forward contracts related to the import program, we recorded $2 million as a reduction of interest expense.

In December 2005, we entered into interest rate caps on our $1.3 billion unsecured real estate loan. The interest rate caps are considered hedges of the variable cash flows associated with changes in one month LIBOR above 7.50% and are designated as cash flow hedges under the long-haul method. At July 29, 2006, the change in fair value of the interest rate caps was $1 million, which was recorded in other comprehensive loss. There was no material ineffectiveness.

In July 2005, we entered into interest rate caps on our $800 million secured real estate loans. The interest rate caps are considered hedges of the variable cash flow associated with changes in one month LIBOR above 7.00% and are designated as cash flow hedges under the long-haul method. At July 29, 2006, the change in fair value of the interest rate caps was immaterial and there was no material ineffectiveness.

7. Goodwill

Details on goodwill by reporting segment are as follows:

(In millions)	July 29, 2006	January 28, 2006	July 30, 2005
Toys “R” Us – U.S.	$29	$29	$29
Toys “R” Us – International	6	—	—
Babies “R” Us	319	319	319
Toysrus.com	11	11	5

Total	$365	$359	$353

The $6 million of goodwill for Toys “R” Us – International is related to the consolidation of Toys-Japan (described under Note 5 entitled “Investment in Toys-Japan”).

8. Seasonal financing and long-term debt

A summary of the Company’s long-term debt and seasonal financing is outlined in the table below:

(In millions)	July 29, 2006	January 28, 2006	July 30, 2005
LIBOR plus 1.50% European senior facility, due fiscal 2006-2011	—	1,008	1,004
6.875% notes, due 8/1/2006 (a)	250	250	251
LIBOR plus 1.30% secured real estate loans, due August 9, 2007	800	800	800
Note at an effective cost of 2.23% due in semi-annual installments through fiscal 2008 (b)	64	81	93
LIBOR plus 3.00%-4.00% asset sale facility, due fiscal 2008	200	—	—
LIBOR plus 3.0% unsecured credit agreement, due fiscal 2008	1,300	1,300	—
LIBOR plus 1.50%-2.0% multi-currency revolving credit facility, due fiscal 2010	157	—	—
LIBOR plus 1.75%-3.75% $2.0 billion secured revolving credit facility, due fiscal 2010	434	—	700
7.625% notes, due fiscal 2011	524	527	529
LIBOR plus 4.25% secured term loan facility, due fiscal 2012	800	—	—
LIBOR plus 5.25% unsecured bridge facility, due fiscal 2012	—	973	1,900
4.51% French real estate credit facility, due fiscal 2013	83	—	—
4.51% Spanish real estate credit facility, due fiscal 2013	172	—	—
5.02% U.K. real estate credit facility, due fiscal 2013	663	—	—
6.81% U.K. real estate credit facility, due fiscal 2013	116	—	—
7.875% notes, due fiscal 2013	390	389	389
Toys “R” Us-Japan, Ltd. 1.20%-2.80% bank loans due 2010 - 2014	164	—	—
7.375% notes, due fiscal 2018	408	408	409
8.750% debentures, due fiscal 2021	199	199	199
Other	15	12	33

	6,739	5,947	6,307
Less current portion	310	407	202

Total	$6,429	$5,540	$6,105

(a)	These notes were fully repaid on August 1, 2006. See Note 17 entitled “Subsequent events.”
(b)	Amortizing note secured by the expected future yen cash flows from license fees due from Toys-Japan.

All of the borrowings under our $800 million secured real estate loan, $64 million note, $200 million asset sale facility, $1.3 billion unsecured credit agreement facility, £95 million and €145 million multi-currency revolving credit facility ($157 million), $2 billion secured revolving credit facility ($434 million), $804 million secured term loan facility, €65.2 million ($83 million) French real estate credit facility, €135.1 million ($172 million) Spanish real estate credit facility, £355.8 million ($663 million) and £62.4 million ($116 million) United Kingdom real estate credit facilities, as well as $4 million of the $15 million debt included in “Other” were incurred by our subsidiaries. In addition, $164 million bank loans and $4 million of “Other” are obligations of Toys-Japan; and $199 million aggregate principal amount of 8.75% debentures due fiscal 2021 are obligations of Toys “R” Us, Inc. and our subsidiary, Toys “R” Us-Delaware, Inc. All of the other obligations described in the table above are obligations of Toys “R” Us, Inc.

As of July 29, 2006, we were in compliance with our financial covenants related to our outstanding debt.

€65.2 Million ($83 Million) French Real Estate Credit Facility

On January 23, 2006, Toys “R” Us France Real Estate SAS, our indirect wholly-owned subsidiary, entered into a secured loan agreement with a syndicate of financial institutions. The loan is secured by, among other things, selected French real estate, which was acquired by the borrower. On February 1, 2006, the loan agreement was drawn down, and we borrowed the full amount of €65.2 million under the loan agreement. The maturity date for the loan is February 1, 2013. The loan has an interest rate of 1.50% plus mandatory costs plus EURIBOR. We have entered into hedging arrangements whereby we have effectively fixed the interest rate under the loan at 4.505% plus mandatory costs per annum. The loan agreement contains covenants that restrict the ability of the borrower to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan agreement also requires Toys “R” Us France Real Estate SAS to maintain an interest coverage ratio of 110%.

€135.1 Million ($172 Million) Spanish Real Estate Credit Facility

On January 23, 2006, Toys “R” Us Iberia Real Estate, S.L., our indirect wholly-owned subsidiary, entered into a secured loan agreement with a syndicate of financial institutions. The loan is secured by, among other things, selected Spanish real estate, which was acquired by the borrower. On February 1, 2006, we borrowed the full amount of €135.1 million under the loan agreement. The maturity date for the loan is February 1, 2013. The loan has an interest rate of 1.50% plus mandatory costs plus EURIBOR. We have entered into hedging arrangements whereby we have fixed the interest rate under the loan at 4.505% plus mandatory costs per annum. The loan agreement contains covenants that restrict the ability of the borrower to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan also requires Toys “R” Us Iberia Real Estate, S.L. to maintain an interest coverage ratio of 110%.

£355.8 Million ($663 Million) and £62.4 Million ($116 Million) U.K. Real Estate Credit Facilities

On February 8, 2006, Toys “R” Us Properties (UK) Limited (“Toys Properties”), our indirect wholly-owned subsidiary, entered into a credit agreement with Vanwall Finance PLC as the Issuer and as Senior Lender and The Royal Bank of Scotland PLC as Junior Lender, which included a series of Secured Senior Loans comprising an initial principal amount of approximately £347.0 million and a Junior Loan comprising an initial principal amount of up to £62.4 million. The Senior Lender and Junior Lender have also agreed to provide an aggregate of approximately £10.8 million in additional loans under specified conditions, of which £8.8 million was pre-funded under the Senior Loan. The loans are secured by, among other things, selected UK real estate, which was acquired by the borrower. The credit agreement contains covenants that restrict the ability of Toys Properties to incur certain additional indebtedness, create or permit liens on assets, dispose of or acquire further property, vary or terminate the lease agreements, conclude further leases or engage in mergers or consolidations. The credit agreement has a seven-year term and Toys Properties is required to repay the loans in part in quarterly installments from the first anniversary date. The final maturity date is April 7, 2013. The credit agreement also contains various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the credit agreement, cross default provisions, the failure of representations and warranties contained in the Credit Agreement to be true and certain insolvency events with respect to Toys Properties. The Senior Loan bears interest at an annual rate of mandatory costs plus 4.5575% plus a margin ranging from 0.28% to 1.50% and the Junior Loan bears interest at an annual rate of mandatory costs plus LIBOR plus a margin of 2.25%. Toys Properties has entered into hedging arrangements in relation to its floating rate exposure under the credit agreement, whereby Toys Properties effectively fixed the interest under the Junior Loan at 6.8075% plus mandatory costs per annum. The proceeds from the U.K. transactions, together with other available funds, were used to repay all of the outstanding indebtedness under the $1.0 billion European bridge facility component of the Senior Facilities Agreement entered into by Toys “R” Us (UK) Limited on July 21, 2005 and to pay part of the transaction costs.

$804 Million Secured Term Loan Facility and $200 Million Asset Sale Facility

On July 19, 2006, Toys “R” Us-Delaware, Inc., (“Toys-Delaware”) a subsidiary of Toys “R” Us, Inc. entered into secured credit facilities with a syndicate of financial institutions (the “Secured Credit Facilities”). The initial borrowings of $1.004 billion under the Secured Credit Facilities were used to repay in full $973 million of outstanding borrowings under the Bridge Loan Agreement, dated as of July 21, 2005 (the “Bridge Loan Agreement”), plus accrued and unpaid interest thereon and to pay related expenses. Certain of the lenders under the Secured Credit Facilities were also lenders under the Bridge Loan Agreement. The Secured Credit Facilities consist of an $804 million secured term loan facility and a $200 million asset sale facility. The term loan facility matures on July 19, 2012 and the asset sale facility matures on July 19, 2008. The term loan facility bears interest equal to LIBOR plus 4.25% per annum. Concurrently with entering into the new secured term loan facility, we entered into an interest rate swap to effectively fix the interest rate on $600 million of the secured term loan at 9.685% with a termination date of August 19, 2008. In addition, we entered into a forward starting interest rate cap effectively capping the LIBOR rate on $600 million of the secured term loan at 7.50% starting in August 2008 and terminating in August 2010. The asset sale facility bears interest equal to LIBOR plus 3.00% per annum until the three-month anniversary of the closing of the Secured Credit Facilities and LIBOR plus 3.50% per annum from the three-month anniversary of the closing date until the six-month anniversary and from and including the six-month anniversary of the closing date and thereafter LIBOR plus 4.00% per annum. In addition, obligations under the Secured Credit Facilities are guaranteed by substantially all domestic subsidiaries of Toys-Delaware and the borrowings thereunder are secured by accounts receivable, inventory and intellectual property of Toys-Delaware and the guarantors. The Secured Credit Facilities contain customary covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. If an event of default under the Secured Credit Facilities occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. At July 29, 2006, the unamortized discount recorded for the $804 million secured term loan facility was $4 million.

On July 26, 2006, we and our wholly-owned subsidiary, Toys-Delaware, received a letter dated July 25, 2006 from MacKay Shields LLC, relating to our and Toys-Delaware’s 8.75% Debentures due September 1, 2021 in the aggregate principal amount of $200 million (the “Securities”) issued under an Indenture dated as of August 29, 1991, as amended by Supplemental Indenture No. 1, dated as of January 1, 1996 (as amended, the “Indenture”). In the letter, Mackay Shields LLC claims to act as investment adviser to holders of more than 25% of the aggregate principal amount of the outstanding Securities. The letter further purports to be a “notice of default” delivered “on behalf of” those holders alleging that (1) Toys-Delaware is in default under the reporting covenant in the Indenture and (2) we, in connection with one of our subsidiaries having entered into an unsecured credit agreement in December 2005, are in default under one of the covenants in the Indenture that limits our and our domestic subsidiaries’ ability to grant security to secure other debt. We and Toys-Delaware have paid all amounts as due under the Securities and informed the trustee under the Indenture that the purported notice of default is invalid and without merit. We have also informed the trustee under the Indenture that we are not in default under the Indenture because, among other reasons, we (1) have filed all reports required under the Indenture and (2) have not violated the covenant concerning secured debt referred to in the letter.

9. Income taxes

The following table summarizes our effective tax rate for the thirteen weeks and twenty-six weeks ended July 29, 2006, and July 30, 2005:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Loss before income taxes	$(113)	$(443)	$(245)	$(510)
Income tax benefit	$3	$84	$102	$110
Effective tax rate	3%	19%	42%	22%

The effective tax rates for the thirteen weeks ended July 29, 2006 and July 30, 2005 were 3% and 19%, respectively, and the effective tax rates for the twenty-six weeks ended July 29, 2006 and July 30, 2005 were 42% and 22%, respectively.

During the thirteen weeks ended July 29, 2006, we increased certain estimated tax contingencies and accrued for a newly enacted state tax. These factors decreased our tax benefit by $2 million. During the thirteen weeks ended July 30, 2005, we recorded tax charges of $159 million related to our decision to repatriate foreign earnings that had previously been permanently reinvested, wrote off a deferred tax asset relating to Japanese foreign income tax credits, and reserved against certain potentially non-deductible merger related costs. In addition, during the thirteen weeks ended July 30, 2005, we released certain valuation allowances against deferred tax assets and reversed certain estimated tax contingencies. These factors increased our tax benefit by $66 million.

During the twenty-six weeks ended July 29, 2006, we decreased certain estimated tax contingencies, accrued a newly enacted state tax, recorded foreign tax credits, and reversed certain valuation allowances for net operating losses. These factors increased our tax benefit by $22 million. During the twenty-six weeks ended July 30, 2005, we recorded tax charges of $159 million related to our decision to repatriate foreign earnings that had previously been permanently reinvested, wrote off a deferred tax asset relating to Japanese foreign income tax credits, and reserved against certain potentially non-deductible merger related costs. In addition, during the twenty-six weeks ended July 30, 2005, we released certain valuation allowances against deferred tax assets and reversed certain estimated tax contingencies. These factors increased our tax benefit by $66 million.

The effective tax rate of 3% for the thirteen weeks ended July 29, 2006 differed from the effective tax rate of 42% for the twenty-six weeks ended July 29, 2006 due to several factors including: a decrease in our estimate of worldwide loss for the year, a decrease in our estimate of dividends and foreign tax credits from foreign subsidiaries for the year, an increase in our estimate of tax contingencies, and an increase in state taxes.

10. Stock Based compensation

Adoption of FASB Statement No. 123(R), “Share-Based Payment”

Effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), Share-Based Payment (“SFAS 123(R)”). Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. As the Company was a nonpublic entity, at the date of adoption, that used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company is required to apply the prospective transition method. As such, the Company applies the statement to any new awards and to any awards modified, repurchased or cancelled since January 29, 2006. The Company has continued to account for any portion of awards outstanding at January 28, 2006 that has not been modified, repurchased or cancelled using the provisions of APB 25 as previously permitted under SFAS 123. In addition, the Company has discontinued pro forma disclosures previously required by SFAS 123 for equity share options accounted for using the intrinsic value method of APB 25.

During the first half of fiscal 2006, the Company issued equity awards to certain employees and modified certain awards that were granted prior to the adoption of SFAS 123(R). The modified awards are accounted under the provisions of SFAS 123(R). The effect of the adoption of SFAS 123(R) on the Company’s loss before income tax and net loss for the thirteen weeks and twenty-six weeks ended July 29, 2006 was as follows (in millions):

	13 Weeks Ended July 29, 2006			26 Weeks Ended July 29, 2006
(In millions)	Using Previous Method	FAS 123 (R) Impact	As Reported	Using Previous Method	FAS 123 (R) Impact	As Reported
Loss before income taxes	$(112)	$(1)	$(113)	$(244)	$(1)	$(245)
Net loss	$(110)	$—	$(110)	$(143)	$—	$(143)

SFAS 123(R) requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Adoption of SFAS 123(R) did not have a material impact on our operating and financing cash flows because the Company did not have any material windfall tax benefits in the period of adoption.

Management Equity Plan

On July 21, 2005, the Board of Directors of Toys “R” Us Holdings, Inc. (“Holdings”) adopted the 2005 Management Equity Plan (“2005 Plan”). The 2005 Plan provides for the granting of service-based and performance-based stock options, rollover options (i.e., options in Holdings in lieu of options held prior to the Merger), and restricted stock to officers and other key employees of Holdings and its subsidiaries. All awards are in the form of one or more common strips. Each common strip consists of nine shares of Class A common stock and one share of Class L common stock of Holdings.

The service-based options generally cliff vest 40% on the second anniversary of the award with the remaining portion vesting ratably over the subsequent three years, subject to continued employment with the Company, and vest automatically upon a change of control of Holdings. The performance-based options will vest in the same manner as the service-based options but only if certain performance targets are achieved based on a specified internal rate of return realized by the Sponsors and the sale multiple realized by the Sponsors. The performance-based options will vest on the eighth anniversary of the date of grant regardless of performance, subject to the participants’ continued employment with the Company. All options expire on the tenth anniversary of the date of the grant.

At July 29, 2006, an aggregate of 530,376 strips were reserved for future option grants under the 2005 plan. All outstanding options expire at dates ranging from September 8, 2008 to July 17, 2016. The Board of Directors of Holdings has discretion over the amount of shares available for future issuances of restricted stock and options. Holdings expects to satisfy future exercises from newly issued shares.

Repurchase Obligations

Certain officers of the Company have the right to require Holdings to repurchase the share that the officer acquired upon the exercise of certain options shares issued or issuable upon exercise of rollover options or shares issued to the officer in the form of restricted stock. The put rights are triggered either by the officer’s termination of employment without cause on or before July 21, 2006 or by the officer’s death, disability or by the officer’s retirement at any time. All of the put rights will expire upon the first to occur of a change in control of Holdings or an initial public offering of Holdings’ common stock. The purchase price for shares repurchased as a result of the officer’s termination of employment without cause is the purchase price or exercise price paid by the officer for such shares or the fair market value of the covered shares at the time of original issuance. The purchase price for shares repurchased as a result of the officer’s death or disability or retirement is the fair market value of the covered shares at the time of repurchase. The number of shares that may be repurchased as a result of the officer’s retirement is subject to an aggregate fixed limitation. The liability as of the Merger date of $4 million related to these restricted shares and rollover options has been classified as other non-current liabilities in the financial statements of Holdings. The liability as of January 28, 2006 and July 29, 2006 was $4 million and $2 million, respectively.

Modification of Stock Options

On February 6, 2006, Holdings’ Board of Directors modified all of the performance-based options granted prior to that date to reduce the performance conditions for vesting of these awards. This one-time modification resulted in total incremental stock-based compensation cost of $1 million. These performance-based options are now subject to SFAS 123(R) accounting and the incremental compensation cost will be amortized over the remaining service period on a straight-line basis and has an immaterial impact on operating results for the thirteen and twenty-six weeks ended July 29, 2006.

Restricted stock

The 2005 Plan permits the sale of non-transferable, restricted stock to certain employees at a purchase price equal to fair market value of the common strips. The 2005 Plan was amended in the second quarter of 2006 to permit grants of restricted stock without consideration. On January 28, 2006, 62,805 common strips of restricted stock were purchased by officers of the Company at $26.75 per common strip, the fair market value as of that date. During the twenty-six weeks ended July 29, 2006, 110,654 common strips of restricted stock were purchased by officers of the Company at $26.75 per common strip, which was the fair market value as of the respective dates of those purchases. 41,121 common strips of restricted stock were awarded in the second quarter of 2006 with an aggregate fair market value equal to $1 million as of the grant date. This restricted stock award will vest as to 50% of the common strips on the first anniversary of the grant date and as to 50% of the common strips on the second anniversary of the grant date provided the recipients are still employed by the Company or any of its affiliates as of such respective dates. The impact of this restricted stock award on operating results was immaterial for the thirteen and twenty-six weeks ended July 29, 2006.

Valuation Assumptions

The fair value of each option award modified or granted during the twenty-six weeks ended July 29, 2006 is estimated on the date of modification or grant using a lattice option-pricing model that uses the assumptions noted in the following table, along with the associated weighted average fair values. We use historical data to estimate pre-vesting option forfeitures. To the extent actual results of forfeitures differ from the estimates, such amounts will be recorded as an adjustment in the period the estimates are revised. The expected volatilities are based on a peer group of companies, as the Company is a non-publicly traded company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term represents the estimated time until exercise and is based on certain projected Company performance targets. The expected dividend yield is based on an assumption that no dividends are expected to be approved in the near future. The option valuation model also includes a fixed assumption relative to the expected exit date of the Sponsors. The following are the weighted average assumptions used:

26 Weeks Ended
July 29, 2006
Volatility	50.0%
Risk-free interest rates	4.6%
Expected terms	5.4 years
Dividend Yield	0.0%
Weighted average grant-date fair value per option:
Service-based	$12.04
Performance-based	$10.43

A summary of option activity under the plans during the twenty-six weeks ended July 29, 2006, is presented below:

Service-Based Options

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 28, 2006	1,521,732	19.03
Granted	452,352	26.75
Exercised	(89,768)	8.88
Forfeited	(133,079)	26.75

Outstanding at July 29, 2006	1,751,237	20.96	8.24	10.1

Vested or expected to vest at July 29, 2006	1,673,217	20.96	8.24	10.1

Exercisable at July 29, 2006	618,100	10.33	6.36	10.1

The total intrinsic value of service-based options exercised in the twenty-six weeks ended July 29, 2006 was $1.6 million. Net cash paid in the twenty-six weeks ended July 29, 2006 to settle stock repurchased on exercise of options was $1.6 million.

Performance-Based Options

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 28, 2006	1,545,822	26.75
Granted	904,705	26.75
Exercised	—	—
Forfeited	(266,158)	26.75

Outstanding at July 29, 2006	2,184,369	26.75	9.28	—

Vested or expected to vest at July 29, 2006	1,684,685	26.75	9.28	—

Exercisable at July 29, 2006	—	—	—	—

There were no performance-based options exercised during the twenty-six weeks ended July 29, 2006.

Non-vested Restricted Stock Activity — Non-vested restricted stock grants as of July 29, 2006 and activities during the twenty-six weeks ended July 29, 2006 were as follows:

	Common Strips	Weighted Average Grant Date Fair Value (In millions)
Outstanding at January 28, 2006	—	$—
Granted	41,121	1
Forfeited	—	—

Outstanding at July 29, 2006	41,121	$1

As of July 29, 2006, there was $11 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.8 years. In addition, there was $1 million of total unrecognized compensation cost related to restricted stock grants.

Stock-based compensation expense was included in the following statement of operations categories (in millions):

(In millions)	13 Weeks Ended July 29, 2006	26 Weeks Ended July 29, 2006
Selling, general and administrative	$1	$1
Total recognized tax benefit	—	—

Toys –Japan stock plan

Our 47.9% owned subsidiary, Toys-Japan, a public entity listed in Japan, adopted SFAS 123(R) using the modified prospective method allowed for public companies. Under the modified prospective method, SFAS 123(R) is applied to all options granted after adoption and unvested portion of any awards granted prior to adoption of SFAS 123(R). The impact of adoption was not material.

Toys-Japan grants options to its employees and directors that give the option holders the right to buy Toys-Japan shares on exercise. The options are granted at an exercise price equal to the fair value of the shares on the date of the grant and cliff vests after two years and the options expire three years after vesting. At July 29, 2006 1,045,200 options were outstanding, which represented less than 3% of Toys-Japan’s equity on a fully diluted basis.

11. Comprehensive loss

Comprehensive loss, net of taxes, is comprised of:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net Loss	$(110)	$(359)	$(143)	$(400)
Foreign currency translation adjustments	(11)	(36)	(20)	(47)
Unrealized loss on hedged transactions net of tax	(4)	7	(2)	9
Minimum pension liability adjustment net of tax	—	1	—	1

Comprehensive loss:	$(125)	$(387)	$(165)	$(437)

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

A summary of operations by reportable segment is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales
Toys “R” Us – U.S.	$921	$1,028	$1,854	$2,091
Toys “R” Us – International (1)	880	506	1,665	969
Babies “R” Us	560	503	1,154	1,045
Toysrus.com	52	62	129	126

Total net sales	$2,413	$2,099	$4,802	$4,231

Operating earnings (loss)
Toys “R” Us – U.S.	$—	$(14)	$(20)	$(46)
Toys “R” Us – International (2)	11	(6)	(12)	(32)
Babies “R” Us	65	50	156	115
Toysrus.com	3	(4)	11	(6)
Corporate and other charges	(68)	(408)	(129)	(448)
Restructuring and other charges	—	(2)	(5)	(5)
Loss on early extinguishment of debt and contract settlement fees	—	(22)	—	(22)

Operating earnings (loss)	11	(406)	1	(444)
Interest expense	(129)	(48)	(259)	(86)
Interest income	5	11	13	20

Loss before income taxes	$(113)	$(443)	$(245)	$(510)

(1)	Includes net sales of $351 million and $676 million related to the consolidation of Toys-Japan for the thirteen weeks and twenty-six weeks ended July 29, 2006, respectively.
(2)	Includes $2 million and $13 million of operating loss related to the consolidation of Toys-Japan for the thirteen weeks and twenty-six weeks ended July 29, 2006, respectively. For the thirteen weeks and twenty-six weeks ended July 30, 2005, we reclassified $3 million and $9 million, respectively, of our equity loss in Toys-Japan from corporate and other charges to Toys “R” Us International.

Certain corporate and other charges are reported as a separate line within our disclosure of segment operating earnings (loss). These expenses include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses, which are not fully allocated to our reportable segments. The significant categories of expenses include salaries, benefits and related expenses, professional fees, depreciation and amortization and insurance. Salaries, benefits and related expenses include salaries, bonus and medical and dental insurance expenses for corporate office employees. Professional fees include costs related to the internal control compliance, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Depreciation and amortization includes depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost for fire, liability and automobile premiums.

During fiscal 2005, the majority of these expenses were allocated to each of our operating divisions. For fiscal 2006, the Company is no longer allocating these expenses, as management feels that operating results excluding corporate expense allocations provides a better measure of divisional performance. A summary of the corporate expense allocation for the thirteen and twenty-six weeks ended July 30, 2005 included in operating earnings (loss) by reportable segment is as follows (in millions):

Corporate expense allocation	13 weeks ended July 30, 2005	26 weeks ended July 30, 2005
Toys “R” Us – U.S.	$26	$48
Babies “R” Us	6	12
Toysrus.com	2	4
Toys “R” Us – International	1	2

Total corporate expense allocation	$35	$66

The decrease in corporate and other charges from the thirteen and twenty-six week periods ended July 30, 2005 to the thirteen and twenty-six week periods ended July 29, 2006, are primarily due to prior year merger transaction and related costs.

13. Toysrus.com

As of the end of the Company’s fiscal 2005 year, Toysrus.com operated three co-branded on-line stores under a strategic alliance with Amazon.com. These on-line stores sold toys, collectible items, and video games through the Toysrus.com website; baby products through the Babiesrus.com website; and learning and information products through the Imaginarium.com website. As described in Note 14 entitled “Litigation and legal proceedings,” on March 31, 2006, the trial court entered a final order terminating the agreement with Amazon.com as of that date and establishing a wind-down period through June 30, 2006, during which time Amazon.com was required to operate the co-branded stores. Amazon has appealed this decision to the New Jersey Appellate Court.

On May 9, 2006, the Company entered into an agreement with GSI Commerce, Inc. (NASDAQ: GSIC), a leading North American provider of e-commerce solutions, and, on May 19, 2006, the Company entered into an agreement with Exel, Inc. a leading North American contract logistics provider, to support the Company’s online retail business. On July 1, 2006, the Company re-launched its Toysrus.com and Babiesrus.com web sites on the GSI e-commerce platform and began utilizing Exel’s order fulfillment services. Under the terms of the multi-year agreements, GSI Commerce will provide technology, hosting, order processing, customer service and support in exchange for fees calculated primarily as a percentage of revenue, and Exel will provide warehousing and fulfillment services in exchange for fees calculated primarily as a cost plus arrangement. Customers may continue to access the online stores at www.toysrus.com or www.babiesrus.com.

14. Litigation and legal proceedings

We are involved in lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, resulting in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our financial statements taken as a whole.

On May 21, 2004, we filed a lawsuit against Amazon.com and its affiliated companies in the Superior Court of New Jersey, Chancery Division, Passaic County (the “New Jersey Trial Court”) to terminate our strategic alliance agreement with Amazon.com. The lawsuit sought temporary and permanent injunctive and declaratory relief to protect our rights during the litigation and to end the agreement. In addition it sought to award monetary damages and contract rescission against Amazon.com. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. On March 31, 2006, the New Jersey Trial Court entered its order granting our request for termination of the agreement and denying Amazon.com’s request for relief on its counterclaim, and establishing a wind-down period through June 30, 2006, during which time Amazon.com was required to continue operating the co-branded stores. Amazon.com has appealed the New Jersey Trial Court’s final order. We believe Amazon.com’s pending appeal of the final order is without merit and will be denied.

On June 2, 2006, Amazon.com filed a lawsuit against us in the Superior Court of Washington, County of King, (the “Washington Court”) for money damages allegedly arising from services it was required to provide to us during the wind-down period pursuant to the final order entered in the New Jersey Trial Court, and for a declaration that Amazon.com may use certain customer information to market to our customers in a manner contrary to that provided in the strategic alliance agreement. The Washington Court has stayed proceedings before it in favor of the New Jersey Trial Court, and the New Jersey Trial Court has ruled that

Amazon.com is not entitled to the fees it sought for services it was required to provide during the wind-down period. Based upon the filing of the Washington Court action, however, Amazon.com withheld monies due us for sales made from the co-branded stores. Amazon.com had also failed to provide the withheld amounts to us and is still seeking relief in its Washington Court action. On August 2, 2006, the Washington Court confirmed that these aspects of the parties’ disputes should be decided by the New Jersey courts. On August 14, 2006, the New Jersey Trial Court directed Amazon.com to deliver the withheld monies “forthwith” and, subsequently, Amazon.com had returned most of the funds. The Washington Court has directed that any further litigation over these issues proceed in the New Jersey courts. We believe that Amazon.com’s maintenance of the Washington Court lawsuit is without merit.

15. Related party transactions

Transactions with the Sponsors – The Sponsors provide management and advisory services to us pursuant to an advisory agreement. The initial $15 million annual fee will increase 5% per year during the ten-year term of the agreement. The fee was $4 million for the thirteen weeks ended July 29, 2006 and $11 million for the twenty-six weeks ended July 29, 2006. The fee will be $4 million for each of the third and fourth quarters of 2006. The aggregate annual fee for fiscal 2007 will be $17 million.

On August 29, 2005, an affiliate of Vornado Realty Trust acquired by assignment an aggregate of $150 million of the lenders’ rights and obligations under the Bridge Loan Agreement. On July 19, 2006, all of the outstanding balance of $79 million under the Bridge Loan Agreement was repaid with borrowings under the Secured Credit Facilities. As of July 29, 2006, no amount remained outstanding under the Bridge Loan Agreement.

16. Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective as of the beginning of the fiscal year that begins after December 15, 2006. We are currently assessing the impact of FIN No. 48 on our condensed consolidated financial statements.

In April 2006, the FASB issued FASB Statement of Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46(R). The variability is used in applying FIN 46(R) to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. FSP FIN 46(R)-6 is effective for all reporting periods after June 15, 2006. We do not believe the adoption of FSP FIN 46(R)-6 will have a material impact on our financial position, results of operations or cash flows.

In February 2006, the FASB released FSP SFAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” which clarifies the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The adoption of SFAS 123(R)-4 has not had a material impact on our financial position, results of operations or cash flows.

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

17. Subsequent events

On August 1, 2006, we paid down our $250 million aggregate principal amount of our 6.875% notes, which were due on that day. We funded this payment primarily with cash on hand from previous borrowings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative discussion about our businesses. The MD&A should be read in conjunction with our condensed consolidated financial statements and the related notes and with our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. The MD&A contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business

The Company generates sales, earnings, and cash flows by retailing toys, baby-juvenile products and children’s apparel worldwide. Our reportable segments are currently Toys “R” Us – U.S. (“Toys-U.S.”), which operates toy stores in 49 states and Puerto Rico; Toys “R” Us – International (“International”), which operates, licenses or franchises stores in 31 foreign countries; Babies “R” Us (“Babies”), which operates specialty baby-juvenile stores in 41 states, and Toysrus.com, our Internet subsidiary, which sells merchandise through our websites described below.

As of July 29, 2006, there were 1,470 “R” Us branded retail stores operating in the United States, Puerto Rico, and 31 foreign countries. In addition, we sell merchandise through our Internet sites at www.toysrus.com, www.babiesrus.com, www.imaginarium.com and www.toysrus.ca.

Results of Operations

We have provided below a discussion of our results of operations, which are presented on the basis required by accounting principles generally accepted in the United States (“GAAP”). In addition, we have provided certain information on an adjusted basis to reflect accounting changes and unusual items (non-GAAP measures). Management uses these supplemental non-GAAP measures to evaluate operating performance. We have incorporated this information into the discussion below because we believe it is a meaningful measure of our normalized operating performance and will assist you in understanding our results of operations on a comparative basis and in recognizing underlying trends. The non-GAAP measures are not intended to represent a measure of performance in accordance with disclosures required by GAAP.

Comparable Store Sales

In computing comparable store net sales, we include stores that have been open for 56 weeks (1 year and 4 weeks) from their “soft” opening date. Soft opening date is typically two weeks prior to the grand opening. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 56 weeks or more, we can better gauge how the core store base is performing since it excludes store openings and closings. Percentages represent changes in comparable store sales in the current period compared to the same period in the prior year.

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

As a result of our 2005 restructuring initiatives, we closed 87 stores in Toys-U.S. which are excluded from comparable store sales. The migration of sales from closed stores to nearby continuing stores have had a positive impact on our comparable store sales in Toys-U.S.

Comparable store net sales	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Toys “R” Us – U.S.	(0.2)%	(1.4)%	(3.6)%	(1.0)%
Toys “R” Us – International (1)	(0.4)%	4.2%	1.6%	4.1%
Babies “R” Us	5.8%	4.6%	5.2%	4.5%

(1)	Includes wholly-owned operations only and excludes the impact of consolidation of Toys-Japan.

	Divisional Store Count
	July 29, 2006	July 30, 2005	Increase / (Decrease)
Toys “R” Us – U.S.	587	676	(89)
Toys “R” Us – International (1)	649	621	28
Babies “R” Us	234	220	14

Total	1,470	1,517	(47)

(1)	Store count as of July 29, 2006 includes 308 wholly-owned and 341 licensed and franchised stores, of which 164 were in Toys-Japan. Store count as of July 30, 2005 includes 300 wholly-owned and 321 licensed and franchised stores, of which 158 were in Toys-Japan.

Toys-Japan Consolidation

We own a 47.9% ownership investment in the common stock of Toys –Japan. During the first quarter of 2006, we (together with our Sponsors) took control of a majority of the board of directors of Toys-Japan. As a result of this control, our ownership in Toys-Japan and other factors, we have consolidated the results of Toys-Japan into our condensed consolidated financial statements. We had previously accounted for our investment in Toys-Japan using the “equity method” of accounting.

We currently guarantee 80% of Toys-Japan’s three installment loans from a third party in Japan, totaling 6.1 billion yen ($53 million). These loans have annual interest rates of 2.6% – 2.8% and are due from 2012 to 2014 and are part of Toys “R” Us-Japan, Ltd. 1.20%-2.80% bank loans due 2010 to 2014 included in our consolidated long-term debt.

The following unaudited proforma financial information for the thirteen weeks and twenty-six weeks ended July 29, 2006 excludes the consolidated results of Toys-Japan in order to provide a comparable presentation to our reported results for the thirteen weeks and twenty-six weeks ended July 30, 2005, which accounted for Toys-Japan using the equity method of accounting.

The unaudited pro forma financial information is not necessarily indicative of the results of future operations:

Unaudited Pro Forma Condensed Consolidated Statement of Operations

	13 Weeks Ended
(In millions)	July 29, 2006 (As reported)	July 29, 2006 Toys-Japan	July 29, 2006 Elimination	July 29, 2006 (Pro forma)	July 30, 2005 (As reported)
Net sales	$2,413	$351	$—	$2,062	$2,099
Cost of sales	1,584	249	—	1,335	1,363

Gross margin	829	102	—	727	736
Selling, general and administrative expenses	719	97	(1)	623	627
Depreciation and amortization	99	7	—	92	91
Transaction and related costs	—	—	—	—	400
Restructuring and other charges	—	—	—	—	2
Loss on early extinguishment of debt and contract settlement fees	—	—	—	—	22

Total operating expenses	818	104	(1)	715	1,142

Operating earnings (loss)	11	(2)	1	12	(406)
Other (expense) income:
Interest expense	(129)	(1)	—	(128)	(48)
Interest income	5	1	—	4	11

(Loss) earnings before income taxes	(113)	(2)	1	(112)	(443)
Income tax benefit	3	1	—	2	84

Net (loss) earnings	$(110)	$(1)	$1	$(110)	$(359)

Unaudited Pro Forma Condensed Consolidated Statement of Operations (Continued)

	26 Weeks Ended
(In millions)	July 29, 2006 (As reported)	July 29, 2006 Toys-Japan	July 29, 2006 Elimination	July 29, 2006 (Pro forma)	July 30, 2005 (As reported)
Net sales	$4,802	$676	$—	$4,126	$4,231
Cost of sales	3,140	478	—	2,662	2,763

Gross margin	1,662	198		1,464	1,468
Selling, general and administrative expenses	1,443	195	(1)	1,249	1,302
Depreciation and amortization	213	16	—	197	183
Transaction and related costs	—	—	—	—	400
Restructuring and other charges	5	—	—	5	5
Loss on early extinguishment of debt and contract settlement fees	—	—	—	—	22

Total operating expenses	1,661	211	(1)	1,451	1,912

Operating earnings (loss)	1	(13)	1	13	(444)
Other (expense) income:
Interest expense	(259)	(2)	—	(257)	(86)
Interest income	13	2	—	11	20

(Loss) earnings before income taxes	(245)	(13)	1	(233)	(510)
Income tax benefit	102	12	—	90	110

Net (loss) earnings	$(143)	$(1)	$1	$(143)	$(400)

Unaudited Pro Forma Condensed Consolidated Balance Sheet

	July 29, 2006 (As reported)	July 29, 2006 Toys-Japan	July 29, 2006 Elimination	July 29, 2006 (Pro forma)	July 30, 2005 (As reported)
ASSETS
Current Assets:
Cash and cash equivalents	$664	$9	$—	$655	$453
Accounts and other receivables	186	31	—	155	201
Merchandise inventories	2,074	244	—	1,830	2,020
Assets held for sale	94	—	—	94	5
Prepaid expenses, current deferred tax assets and other current assets	298	55	—	243	175

Total current assets	3,316	339	—	2,977	2,854
Property and equipment, net	4,310	314	—	3,996	4,297
Goodwill, net	365	10	4	359	353
Deferred tax assets	533	6	—	527	546
Restricted cash	147	—	—	147	—
Other assets	560	320	148	388	395

	$9,231	$989	$152	$8,394	$8,445

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Short-Term borrowings	$316	$316	$—	$—	$—
Accounts payable	1,021	165	—	856	874
Accrued expenses and other current liabilities	779	27	—	752	838
Income taxes payable	98	2	—	96	149
Current portion of long-term debt	310	20	—	290	202

Total current liabilities	2,524	530	—	1,994	2,063
Long-term debt	6,429	148	—	6,281	6,105
Deferred tax liabilities	520	—	—	520	534
Deferred rent liabilities	251	—	—	251	271
Other non-current liabilities	253	40	—	213	201
Minority interest in Toys “R” Us Japan	142	—	(142)	—	—
Total Stockholders’ (deficit) equity	(888)	271	294	(865)	(729)

	$9,231	$989	$152	$8,394	8,445

Net loss

13 Weeks Ended				26 Weeks Ended
July 29, 2006	July 30, 2005	(Increase)/ Decrease	% Change	July 29, 2006	July 30, 2005	(Increase)/ Decrease	% Change
$ (110)	$(359)	$249	(69.4)%	$(143)	$(400)	$257	(64.3)%

Net loss decreased by $249 million for the thirteen weeks ended July 29, 2006, compared to the same period last year. Excluding the impact of Toys-Japan, the net loss decreased in the second quarter of 2006 primarily due to absence of the transaction-related costs of $400 million and a contract settlement fee expense of $22 million incurred in relation to the merger transaction (described in Note 2 to our condensed consolidated financial statements entitled “Merger transaction”) in the second quarter of 2005. The decrease in net loss was partially offset by an increase in interest expense of $80 million as a result of increased borrowings related to the merger transaction in fiscal 2005, as well as a decrease in income tax benefit of $82 million.

Net loss decreased by $257 million for the twenty-six weeks ended July 29, 2006, compared to the same period last year. Excluding the impact of Toys-Japan, the net loss decreased primarily due to absence of the merger transaction-related costs of

$400 million incurred in the second quarter of 2005, savings in selling, general and administrative expenses (“SG&A”) of $53 million which were mostly attributable to a decrease in the Toys-U.S. division, and the absence of a contract settlement fee expense of $22 million. The decrease in net loss was partially offset by an increase in interest expense of $171 million as a result of increased borrowings related to the merger transaction in fiscal 2005, as well as a decrease in income tax benefit of $20 million and higher depreciation expense of $14 million due to accelerated depreciation related restructuring charges under our 2005 Initiative (see Note 3 to our Condensed Consolidated Financial Statements entitled “Restructuring and other charges”).

Net sales

	13 Weeks Ended				26 Weeks Ended
($ in millions)	July 29, 2006	July 30, 2005	Percentage Growth/ (Decline)	% of Net sales	July 29, 2006	July 30, 2005	Percentage Growth/ (Decline)	% of Net sales
Toys “R” Us – U.S.	$921	$1,028	(10.4)%	38.1%	$1,854	$2,091	(11.3)%	38.6%
Toys “R” Us – International (1)	880	506	73.9%	36.5%	1,665	969	71.8%	34.7%
Babies “R” Us	560	503	11.3%	23.2%	1,154	1,045	10.4%	24.0%
Toysrus.com	52	62	(16.1)%	2.2%	129	126	2.4%	2.7%

Total net sales	$2,413	$2,099	15.0%	100%	$4,802	$4,231	13.5%	100%

(1)	International includes net sales of Toys–Japan of $351 million and $676 million, for the thirteen weeks and twenty-six weeks ended July 29, 2006, respectively.

For the thirteen weeks ended July 29, 2006, net sales increased by $314 million, or 15.0%, to $2.4 billion from $2.1 billion for the same period last year. Net sales for the thirteen weeks ended July 29, 2006, included $351 million of sales due to the consolidation of Toys–Japan, and the impact of foreign currency translation that increased net sales by $21 million. Excluding the impact of Toys–Japan and foreign currency translation, net sales decreased by $58 million, or 3%, for the thirteen weeks ended July 29, 2006, compared to the same period last year.

The decrease in net sales for the thirteen weeks ended July 29, 2006, excluding the impact of Toys-Japan and foreign currency translation, was primarily the result of declines in net sales of $107 million, or 10.4%, in Toys-U.S., and in Toysrus.com of $10 million, or 16.1%, compared to the same period last year. Net sales for Toys-U.S. decreased primarily due to the closing of 89 toy stores since July 30, 2005 while comparable store net sales decreased slightly. The decrease in net sales for Toysrus.com was primarily due to a decline in domestic orders and a decline in average order dollar value during the transition to a new U.S. website. This net sales decrease was partially offset by net sales increases in Babies of $57 million or 11.3%. The increase in net sales in International and Babies was primarily due to the addition of 8 wholly owned international stores and 14 Babies “R” Us stores in the United States. In addition, comparable store net sales at Babies showed an increase of 5.8%.

For the twenty-six weeks ended July 29, 2006, net sales increased by $571 million, or 13.5%, to $4.8 billion from $4.2 billion for the same period last year. Net sales for the twenty-six weeks ended July 29, 2006, included $676 million of sales due to the consolidation of Toys-Japan, and the impact of foreign currency translation that decreased net sales by $1 million. Excluding the impact of Toys-Japan and foreign currency translation, total net sales decreased by $104 million, or 2.5%, for the twenty-six weeks ended July 29, 2006, compared to the same period last year.

The decrease in net sales for twenty-six weeks ended July 29, 2006, excluding the impact of Toys-Japan and foreign currency translation, was primarily the result of a decline in net sales of $237 million, or 11.3%, in Toys-U.S., compared to the same period last year. Net sales in Toys-U.S. decreased primarily due to the closing of 89 toy stores since July 30, 2005, and a decline in comparable store net sales of 3.6%. This decrease in net sales in Toys U.S. was partially offset by a net sales increase in Babies of $109 million, or 10.4%, and net sales increase in International of $21 million, or 2.2%. The increase in net sales in Babies was primarily due to the addition of 14 Babies “R” Us stores in the United States, and the increase in International was primarily due to the opening of 8 wholly-owned International stores since July 30, 2005. In addition, comparable store net sales in International and Babies showed increases of 1.6% and 5.2%, respectively.

Toys “R” Us – U.S.

Net sales for Toys – U.S. decreased by $107 million, or 10.4%, to $921 million for the thirteen weeks ended July 29, 2006, from $1,028 million for the same period last year. The closing of 89 toy stores in the United States since July 30, 2005 contributed approximately $102 million to the net sales decline. Comparable store net sales decreased slightly for the thirteen weeks ended July 29, 2006.

Comparable store net sales were impacted by a 2.4% decrease in core toy products driven mainly by the Star Wars movie release last year, a 4.3% decline in juvenile categories, a 4.4% decrease in video games software, hardware, and accessories, and 4.7% decrease in apparel category. These decreases were partially offset by a 4.8% increase in outdoor seasonal categories, and a 1.9% increase in education and preschool products.

Net sales for Toys – U.S. decreased by $237 million, or 11.3%, to $1,854 million for the twenty-six weeks ended July 29, 2006, from $2,091 million for the same period last year. The closing of 89 toy stores in the United States since July 30, 2005 contributed approximately $165 million to the net sales decline. In addition, comparable store net sales declined 3.6% for the twenty-six weeks ended July 29, 2006.

Comparable store net sales were impacted by a 13.8% decrease in video games software, hardware, and accessories, a 3.3% decrease in core toy products driven mainly by the Star Wars movie release last year, a 7.0% decline in juvenile categories, a 5.1% decrease in education and preschool products and a 11.1% decrease in apparel category. These decreases were partially offset by a 4.7% increase in outdoor seasonal categories.

Toys “R” Us – International

Net sales for International increased by $374 million, or 73.9%, to $880 million for the thirteen weeks ended July 29, 2006, from $506 million for the same period last year. Excluding the $351 million of net sales due to the consolidation of Toys-Japan, and a $21 million increase in net sales due to the foreign currency translation, International net sales showed an increase of $2 million or 0.4%, for the thirteen weeks ended July 29, 2006, compared to the same period last year. The increase in net sales, excluding the impact of Toys-Japan and foreign currency translation, was driven primarily by net sales generated by 8 wholly owned International stores opened since the period ended July 30, 2005, offset by comparable net sales decreases of 0.4% for the thirteen weeks ended July 29, 2006.

Comparable store net sales were impacted by a 10.1% decrease in core toys categories, and a 2.4% decrease in learning categories, which were partially offset by a 18.1% increase in infant care products.

Net sales for International increased by $696 million, or 71.8%, to $1,665 million for the twenty-six weeks ended July 29, 2006 from $969 million for the same period last year. Excluding the $676 million of net sales increase due to the consolidation of Toys-Japan, and a $1 million decrease in net sales due to the foreign currency translation, International net sales increased by $21 million, or 2.2%, for the twenty-six weeks ended July 29, 2006, compared to the same period last year. The increase in net sales, excluding the impact of Toys-Japan and foreign currency translation, was driven primarily by net sales generated by 8 wholly-owned International stores opened since the period ended July 30, 2005, as well as an increase in comparable store net sales for the twenty-six weeks ended July 29, 2006 of 1.6%.

Comparable store net sales were impacted by a 13.0% increase in infant care products, and a 2.1% increase in learning categories, which were partially offset by a 4.2% decrease in core toys categories, and a 2.0% decrease in electronics categories.

Babies “R” Us

Net sales for Babies increased by $57 million, or 11.3%, to $560 million for the thirteen weeks ended July 29, 2006, from $503 million for the same period last year. The increase in net sales was primarily driven by the opening of 14 Babies “R” Us stores in the United States since July 30, 2005, and comparable store net sales increases of 5.8%.

Comparable store net sales were impacted by a 10.3% increase in commodities categories including diapers, wipes, food and formula, a 6.4% increase in baby gear products, a 6.2% increase in infant care products, a 4.9% increase in apparel, and a 5.4% increase in bedding products.

Net sales for Babies increased by $109 million, or 10.4%, to $1,154 million for the twenty-six weeks ended July 29, 2006, from $1,045 million for the same period last year. The increase in net sales was primarily driven by the opening of 14 Babies “R” Us stores in the United States since July 30, 2005, and comparable store net sales increases of 5.2%.

Comparable store net sales were impacted by a 12.4% increase in commodities categories including diapers, wipes, food and formula, a 4.2% increase in baby gear products, a 5.2% increase in infant care products, a 4.5% increase in apparel, and a 3.6% increase in bedding products.

Toysrus.com

Net sales for Toysrus.com decreased by $10 million, or 16.1%, to $52 million for the thirteen weeks ended July 29, 2006, from $62 million for the same period last year.

The net sales decrease for the thirteen weeks ended July 29, 2006 was attributable to a 17% decline in domestic orders and a 3% decline in average order dollar value during the transition to a new website in the Unites States. Net sales of baby products decreased by 17.2%, toys categories decreased by 12.5%, and video games categories decreased by 43.6%, for the thirteen weeks ended July 29, 2006 compared to the same period last year.

Net sales for Toysrus.com increased by $3 million, or 2.4%, to $129 million for the twenty-six weeks ended July 29, 2006, from $126 million for the same period last year.

The net sales increase for the twenty-six weeks ended July 29, 2006 was due to a 4% increase in average order dollar value, which was partially offset by a 3% decrease in total orders. Net sales of baby products increased by 8.5%, while toy and video game sales decreased by 4.2% and 25.7%, respectively, for the twenty-six weeks ended July 29, 2006 compared to the same period last year.

Cost of Sales and Gross Margin

The following costs are included in “Cost of Sales”:

•	the cost of acquired merchandise from vendors;

•	freight in;

•	markdowns;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	Gross Margin				Gross Margin as a Percentage of Net Sales
	13 Weeks Ended		26 Weeks Ended		13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Toys “R” Us – U.S.	$296	$333	$609	$668	32.1%	32.4%	32.8%	31.9%
Toys “R” Us – International (1)	309	193	577	367	35.1%	38.1%	34.7%	37.9%
Babies “R” Us	208	189	435	392	37.1%	37.6%	37.7%	37.5%
Toysrus.com	16	21	41	41	30.8%	33.9%	31.8%	32.5%

Total Gross Margin	$829	$736	$1,662	$1,468	34.4%	35.1%	34.6%	34.7%

(1)	International includes Toys – Japan gross margin of $102 million and $198 million for the thirteen weeks and twenty-six weeks ended July 29, 2006, respectively.

Gross margin increased by $93 million to $829 million for the thirteen weeks ended July 29, 2006, from $736 million for the same period last year. Gross margin, as a percentage of net sales decreased by 0.7 percentage points for the thirteen weeks ended July 29, 2006, compared to the same period last year. Gross margin included $102 million due to the consolidation of Toys – Japan. Excluding the impact of Toys – Japan, gross margin as a percentage of net sales increased by 0.2 percentage points and decreased $9 million. The gross margin of Toys-Japan as a percentage of sales is 29.1%, which is significantly below the average of our other International businesses of 39.1%.

Excluding the impact of the consolidation of Toys – Japan, the increase in gross margin as a percentage of net sales was primarily due to a 1.0 percentage point increase in initial markup due to the strong sales of higher margin outdoor and juvenile products in International. This was partially offset by a 0.4 percentage point increase in markdowns in Babies as a result of expenses associated with the 10th anniversary sales event held in May 2006 as well as a 0.2 percentage point decrease in initial markup in Toys-U.S.

Gross margin increased by $194 million to $1,662 million for the twenty-six weeks ended July 29, 2006, from $1,468 million for the same period last year. Gross margin as a percentage of net sales decreased by 0.1 percentage points for the twenty-six weeks ended July 29, 2006, compared to the same period last year. Gross margin included $198 million due to the consolidation of Toys – Japan. Excluding the impact of Toys – Japan, gross margin as a percentage of net sales increased by 0.8 percentage points and decreased $4 million. The gross margin of Toys-Japan as a percentage of net sales is 29.3%, which is significantly below the average of our other International businesses of 38.3%.

Excluding the impact of the consolidation of Toys – Japan, the increase in total gross margin as a percentage of net sales was primarily due to decreased net markdowns, which contributed a 0.6 percentage point increase in Toys-U.S. and an increase in initial markup, which contributed a 0.2 percentage point increase as a result of sales mix benefit associated with an increase in sales of higher margin products, in Toys-U.S., and a 0.5 percentage point increase in initial markup due to the strong sales of higher margin outdoor and juvenile products in International.

Toys “R” Us – U.S.

Gross margin decreased by $37 million to $296 million for the thirteen weeks ended July 29, 2006, from $333 million for the same period last year. Gross margin as a percentage of net sales for the thirteen weeks ended July 29, 2006, decreased 0.3 percentage points compared to the same period last year. The decrease in gross margin as a percentage of net sales was primarily due to decreased initial markup, which resulted in a decrease of a 0.2 percentage points. The decreased initial markup was due to the increased sales of lower margin products such as video game platforms and related software and DVD’s.

Gross margin decreased by $59 million to $609 million for the twenty-six weeks ended July 29, 2006 from $668 million for the same period last year. Gross margin as a percentage of net sales for the twenty-six weeks ended July 29, 2006 increased 0.9 percentage points compared to the same period last year. The increase in gross margin as a percentage of net sales was primarily due to decreased net markdowns, which contributed a 0.6 percentage point increase and an increase in initial markup, which contributed a 0.2 percentage point increase. The lower net markdowns were due to lower opening inventory levels and a shift of promotional pricing activities to later quarters. The increase in initial markup is due to increased sales of higher margin import product as well as reduced sales of lower margin products such as video games and DVD’s.

Toys “R” Us – International

Gross margin increased by $116 million to $309 million for the thirteen weeks ended July 29, 2006, compared to $193 million in the same period last year. Gross margin as a percentage of net sales for the thirteen weeks ended July 29, 2006, decreased 3.0 percentage points, compared to the same period last year. Excluding the impact of the consolidation of Toys-Japan, gross margin increased by $14 million and 1.0 percentage point as a percentage of net sales. The gross margin of Toys-Japan as a percentage of sales is 29.1%, which is significantly below the average of our other International businesses of 39.1%. The increase in gross margin as a percentage of net sales was primarily due to an increase in initial markup. The increase in initial markup was due to the strong sales of higher margin outdoor and juvenile products.

Gross margin increased by $210 million to $577 million for the twenty-six weeks ended July 29, 2006, from $367 million for the same period last year. Gross margin as a percentage of net sales for the twenty-six weeks ended July 29, 2006 decreased 3.2 percentage points, compared to the same period last year. Excluding the impact of the consolidation of Toys-Japan, gross margin increased by $12 million and 0.4 percentage points as a percentage of net sales. The gross margin of Toys-Japan as a percentage of net sales was 29.3%, which is significantly below the average of our other International businesses of 38.3%. The increase in gross margin as a percentage of net sales was primarily due to an increase in initial markup, which contributed a 0.5 percentage point increase. The increase in initial markup was due to strong sales of higher margin outdoor and juvenile products.

Babies “R” Us

Gross margin increased by $19 million to $208 million for the thirteen weeks ended July 29, 2006 from $189 million for the same period last year. Gross margin as a percentage of net sales for the thirteen weeks ended July 29, 2006 decreased 0.5 percentage points compared to the same period last year. The decrease in gross margin as a percentage of net sales was primarily due to increased markdowns, which resulted in a decrease of 0.4 percentage points. The increase in markdowns was due to the expenses associated with our 10th anniversary event held in May 2006.

Gross margin increased by $43 million to $435 million for the twenty-six weeks ended July 29, 2006 from $392 million for the same period last year. Gross margin as a percentage of net sales for the twenty-six weeks ended July 29, 2006 increased 0.2 percentage points compared to the same period last year. The increase in gross margin as a percentage of net sales was due to an increase in initial markup, which contributed a 0.1 percentage point increase. The increase in initial markup was due to increased sales of higher margin products such as apparel, bedding, infant care and gifts.

Toysrus.com

Gross margin decreased by $5 million to $16 million for the thirteen weeks ended July 29, 2006 from $21 million for the same period last year. Gross margin as a percentage of net sales for the thirteen weeks ended July 29, 2006 decreased 3.1 percentage points compared to the same period last year. The decrease in gross margin as a percentage of net sales was due to a 2.6 percentage point decrease in initial markup, which was due to a decrease in vendor allowances, and due to a 0.6 percentage point increase in markdowns, which was due to our initiative to clear inventory during the U.S. website transition.

Gross margin remained flat at $41 million for the twenty-six weeks ended July 29, 2006 as compared to the same period last year. Gross margin as a percentage of net sales for the twenty-six weeks ended July 29, 2006 decreased 0.8 percentage points compared to the same period last year. The decrease in gross margin as a percentage of net sales was primarily due to a 0.4 percentage point decrease in initial markup, which was due to a decrease in vendor allowances.

Selling, General and Administrative Expenses (SG&A)

	SG&A				SG&A as a Percentage of Net sales
	13 Weeks Ended		26 Weeks Ended		13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Toys “R” Us Consolidated (1)	$719	$627	$1,443	$1,302	29.8%	29.9%	30.0%	30.8%

(1)	Includes SG&A of Toys – Japan of $97 million and $195 million for the thirteen weeks and twenty-six weeks ended July 29, 2006, respectively.

The following costs are included in SG&A expenses:

•	Store payroll and related payroll benefits;

•	Rent and other store operating expenses;

•	Advertising expenses;

•	Costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores;

•	Other corporate-related expenses.

SG&A expenses increased $92 million to $719 million for the thirteen weeks ended July 29, 2006 from $627 million for the same period last year. As a percentage of net sales, SG&A expenses decreased 0.1 percentage points. SG&A expenses included $97 million of expenses due to the consolidation of Toys-Japan. Excluding the impact of Toys-Japan, SG&A expenses decreased by $4 million, but increased by 0.3 percentage points as a percentage of net sales, for the thirteen weeks ended July 29, 2006, compared to the same period last year.

Excluding the impact of the consolidation of Toys – Japan, the decrease in SG&A expenses for the thirteen weeks ended July 29, 2006 compared to the same period last year was primarily due to decreases in Toys – U.S. and Toysrus.com, offset by increases at International and Babies. SG&A expenses at Toys – U.S. decreased primarily due to decreases in payroll and occupancy costs as a result of store closings. Toysrus.com decreased primarily due to a reduction in fees after terminating our agreement with Amazon.com. Partially offsetting these decreases were increases in payroll and occupancy expenses at International and Babies as a result of store openings.

SG&A expenses increased $141 million to $1,443 million for the twenty-six weeks ended July 29, 2006 from $1,302 million for the same period last year. As a percentage of net sales, SG&A expenses decreased 0.8 percentage points. SG&A expenses included $195 million of expenses due to the consolidation of Toys-Japan. Excluding the impact of Toys-Japan, SG&A expenses decreased by $53 million, and by 0.5 percentage points as a percentage of net sales, for the twenty-six weeks ended July 29, 2006, compared to the same period last year.

Excluding the impact of the consolidation of Toys – Japan, the decrease in SG&A expenses for the twenty-six weeks ended July 29, 2006 compared to the same period last year was primarily due to decreases in Toys – U.S. and Toysrus.com, partially offset by increases at Babies. SG&A expenses at Toys – U.S. decreased primarily due to decreases in payroll and occupancy costs as the result of store closings. Toysrus.com decreased due to a reduction in fees after terminating our agreement with Amazon.com. Partially offsetting these decreases were increases in payroll and occupancy expenses at Babies as a result of store openings.

Merger transaction and related costs

We recorded expenses of $400 million for the thirteen and twenty-six weeks ended July 30, 2005. These expenses reflect $142 million of expenses related to the merger transaction, compensation expenses associated with the merger transaction related to stock options and restricted stock of $222 million, as well as payments of severance, bonuses and related payroll taxes of $36 million.

Loss on early extinguishment of debt and contract settlement fees

Loss on early extinguishment of debt and contract settlement fees was $22 million for the thirteen and twenty-six weeks ended July 30, 2005. This amount reflected the loss on early extinguishment of debt of $7 million related to the purchase of the notes associated with the equity security units and a contract settlement fee of $15 million related to the early termination of our synthetic lease for our Global Store Support Center in Wayne, New Jersey.

Interest expense

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Toys “R” Us Condensed Consolidated	$129	$48	$259	$86

Interest expense increased by $81 million to $129 million for the thirteen weeks ended July 29, 2006 from $48 million for the same period last year. The increase in interest expense for the thirteen weeks ended July 29, 2006 was primarily due to an increase in borrowings as a result of the merger transaction, as well as an increase in the weighted average interest rate.

Interest expense increased by $173 million to $259 million for the twenty-six weeks ended July 29, 2006, compared to $86 million in the same period last year. The increase in interest expense for the twenty-six weeks ended July 29, 2006 was primarily due to an increase in borrowings as a result of the merger transaction, as well as an increase in the weighted average interest rate.

Interest income

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Toys “R” Us Condensed Consolidated	$5	$11	$13	$20

Interest income decreased by $6 million to $5 million for the thirteen weeks ended July 29, 2006 from $11 million for the same period last year due to lower average cash balances for the period.

Interest income decreased by $7 million to $13 million for the twenty-six weeks ended July 29, 2006, from $20 million for the same period last year due to lower average cash balances for the period.

Taxes

The effective tax rates for the thirteen weeks ended July 29, 2006 and July 30, 2005 were 3% and 19%, respectively, and the effective tax rates for the twenty-six weeks ended July 29, 2006 and July 30, 2005 were 42% and 22%, respectively.

During the thirteen weeks ended July 29, 2006, we increased certain estimated tax contingencies and accrued for a newly enacted state tax. These factors decreased our tax benefit by $2 million. During the thirteen weeks ended July 30, 2005, we recorded tax charges of $159 million related to our decision to repatriate foreign earnings that had previously been permanently reinvested, wrote off a deferred tax asset relating to Japanese foreign income tax credits, and reserved against certain potentially non-deductible merger related costs. In addition, during the thirteen weeks ended July 30, 2005, we released certain valuation allowances against deferred tax assets and reversed certain estimated tax contingencies. These factors increased our tax benefit by $66 million.

During the twenty-six weeks ended July 29, 2006 we decreased certain estimated tax contingencies, accrued for a newly enacted state tax, recorded foreign tax credits, and reversed certain valuation allowances for net operating losses. These factors increased our tax benefit by $22 million. During the twenty-six weeks ended July 30, 2005, we recorded tax charges of $159 million related to our decision to repatriate foreign earnings that had previously been permanently reinvested, wrote off a deferred tax asset relating to Japanese foreign income tax credits, and reserved against certain potentially non-deductible merger related costs. In addition, during the twenty-six weeks ended July 30, 2005, we released certain valuation allowances against deferred tax assets and reversed certain estimated tax contingencies. These factors increased our tax benefit by $66 million.

The effective tax rate of 3% for the thirteen weeks ended July 29, 2006 differed from the effective tax rate of 42% for the twenty-six weeks ended July 29, 2006 due to several factors including: a decrease in our estimate of worldwide loss for the year, a decrease in our estimate of dividends and foreign tax credits from foreign subsidiaries for the year, an increase in our estimate of tax contingencies, and an increase in state taxes.

Restructuring and Other Charges

On January 5, 2006, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. As of July 29, 2006, all 87 stores had been closed. Twelve of these stores are being converted into Babies “R” Us stores, which will reopen in the fall of 2006, resulting in the permanent closing of 75 store locations.

During the thirteen weeks ended July 29, 2006, we reversed $1 million of charges related to 2004 and prior year initiatives.

For the twenty-six weeks ended July 29, 2006, we incurred $34 million of charges, and reversed $1 million of severance charges. These charges included $3 million of inventory markdowns and liquidator fees that were recorded in cost of sales, and $24 million of accelerated depreciation related to the closed and converted stores. The remaining $6 million of costs and charges, included in restructuring and other charges in the condensed consolidated statement of operations, consisted of $5 million relating to lease commitments, and $2 million relating to asset impairment of fixed assets and disposal charges, partially offset by the reversal of $1 million of severance charges that we determined were no longer needed.

Refer to Note 3 to the Condensed Consolidated Financial Statements entitled “Restructuring and other charges” for further details.

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

We have been able to meet our cash needs principally by using cash on hand, cash flows from operations, our variable rate revolving credit facilities and the multi-currency revolving credit facilities. At July 29, 2006, we had availability of $604 million under our $2 billion secured revolving credit facility, and a total of $205 million availability under our $362 million multi-currency revolving credit facilities (£95 million and €145 million).

Cash Flows

	26 Weeks Ended
(In millions)	July 29, 2006	July 30, 2005
Toys “R” Us Consolidated
Net cash used in operating activities	$(876)	$(584)
Net cash (used in) provided by investing activities	(111)	770
Net cash provided by (used in) financing activities	625	(942)
Effect of exchange rate fluctuations on cash	45	(23)

Net decrease in cash and equivalents	(317)	(779)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the twenty-six weeks ended July 29, 2006 was $876 million, an increase of $292 million, compared to $584 million used in the same period last year. Excluding the impact of $109 million cash used in operating activities due to the consolidation of Toys-Japan, cash used in operating activities increased by $183 million. The increase in cash used in the operating activities was primarily the result of increased working capital requirements and increased interest payments on higher average debt balances. Working capital was impacted by increased inventory balances as a result of low year-end inventory levels due to improved inventory management. The increase in cash used for working capital and interest was partially offset by the absence of transaction costs related to the prior year merger transaction.

Cash Flows (Used in) Provided by Investing Activities

During the twenty-six weeks ended July 29, 2006, net cash used in investing activities was $111 million compared to net cash provided by investing activities of $770 million during the same period last year. The consolidation of Toys-Japan had no effect on the cash used in investing activities. The $881 million decrease in cash provided by investing activities was primarily the result of the absence of cash generated from the sale of $953 million short term investments in prior year, partially offset by a reduction in capital expenditures as a result of the absence of the purchase of our Wayne, N.J. headquarter facilities in prior year.

During the remainder of the fiscal year, we plan to expand our Babies store base in the United States and our Toys “R” Us store base internationally, which may moderately increase our level of capital expenditures related to store operations. However, we can provide no assurance that this expansion will occur. We also anticipate the sale of certain assets held for sale.

Cash Flows Provided by (Used in) Financing Activities

During the twenty-six weeks ended July 29, 2006, net cash provided by financing activities was $625 million compared to net cash used in financing activities of $942 million during the same period last year. Excluding the $111 million cash provided by financing activities due to the consolidation of Toys-Japan, the net cash provided by financing activities increased by $1,456 million. This increase was primarily due to the prior year payment of $6,113 million for the repurchase of common stock, stock options and restricted stock in the prior year. The increase was partially offset by a reduction in short and long-term borrowings of $1,855 million to $2,733 million, an increase in repayments of short and long-term borrowings of $1,574 million to $2,181 million and the absence of a reduction in the prior year capital contributions by our affiliates of $1,279 million.

During the twenty-six week period ended July 29, 2006, we used $730 million of long-term borrowings under our U.K. real estate credit facilities to pay down in part our $1.004 billion due under our European senior facility and used long-term borrowings made under the Secured Credit Facilities and asset sale facility of $1.004 billion to repay in full $973 million of outstanding borrowings under the Bridge Loan Agreement, dated July 21, 2005.

Indebtedness

During the twenty-six weeks ended July 29, 2006, we made the following changes to our debt structure:

On January 23, 2006, Toys “R” Us France Real Estate SAS, our indirect wholly-owned subsidiary, entered into a secured loan agreement with a syndicate of financial institutions. The loan is secured by, among other things, selected French real estate, which was acquired by the borrower. On February 1, 2006, we borrowed the full amount of €65.2 million ($83 million) under the loan agreement. The maturity date for the loan is February 1, 2013. The loan has an interest rate of 1.50% plus mandatory costs plus EURIBOR. We have entered into hedging arrangements whereby we have effectively fixed the interest rate under the loan at 4.505% plus mandatory costs per annum. The loan agreement contains covenants that restrict the ability of the borrower to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan also requires Toys “R” Us France Real Estate SAS to maintain an interest coverage ratio of 110%.

On January 23, 2006, Toys “R” Us Iberia Real Estate, S.L., our indirect wholly-owned subsidiary, entered into a secured loan agreement with a syndicate of financial institutions. The loan is secured by, among other things, selected Spanish real estate, which was acquired by the borrower. On February 1, 2006, we borrowed the full amount of €135.1 million ($172 million) under the loan agreement. The maturity date for the loan is February 1, 2013. The loan has an interest rate of 1.50% plus mandatory costs plus EURIBOR. We have entered into hedging arrangements whereby we have fixed the interest rate under the loan at 4.505% plus mandatory costs per annum. The loan agreement contains covenants that restrict the ability of the borrower to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan agreement also requires Toys “R” Us Iberia Real Estate, S.L. to maintain an interest coverage ratio of 110%.

On February 8, 2006, Toys “R” Us Properties (UK) Limited (“Toys Properties”), our indirect wholly-owned subsidiary, entered into a credit agreement with Vanwall Finance PLC as the Issuer and as Senior Lender and The Royal Bank of Scotland PLC as Junior Lender, which included a series of Secured Senior Loans comprising an initial principal amount of approximately £347.0 million ($647 million) and a Junior Loan comprising an initial principal amount of up to £62.4 million ($116 million). The Senior Lender and Junior Lender have also agreed to provide an aggregate of approximately £10.8 million in additional loans under specified conditions, of which £8.8 million ($16 million) was pre-funded under the Senior Loan. The loans are secured by, among other things, selected UK real estate, which was acquired by the borrower. The credit agreement contains covenants that restrict the ability of Toys Properties to incur certain additional indebtedness, create or permit liens on assets, dispose of or acquire further property, vary or terminate the lease agreements, conclude further leases or engage in mergers or consolidations. The credit agreement has a seven-year term and Toys Properties is required to repay the loans in part in quarterly installments from the first anniversary date. The final maturity date is April 7, 2013. The credit agreement also contains various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the credit agreement, cross default provisions, the breach of representations and warranties contained in the Credit Agreement and certain insolvency events with respect to Toys Properties. The Senior Loan bears interest at an annual rate of mandatory costs plus 4.5575% plus a margin ranging from 0.28% to 1.50% and the Junior Loan bears interest at an annual rate of mandatory costs plus LIBOR plus a margin of 2.25%. Toys Properties has entered into hedging arrangements in relation to its floating rate exposure under the credit agreement, whereby Toys Properties effectively fixed the interest under the Junior Loan at 6.8075% plus mandatory costs per annum. The proceeds from the U.K. transactions, together with other available funds, were used to repay all of the outstanding indebtedness under the $1.0 billion European bridge facility component of the Senior Facilities Agreement entered into by Toys “R” Us (UK) Limited on July 21, 2005 and to pay part of the transaction costs.

On July 19, 2006, Toys “R” Us-Delaware, Inc., a subsidiary of Toys “R” Us, Inc. entered into secured credit facilities with a syndicate of financial institutions (the “Secured Credit Facilities”). The initial borrowings of $1.004 billion under the Secured Credit Facilities were used to repay in full $973 million of outstanding borrowings under the Bridge Loan Agreement, dated as of July 21, 2005, plus accrued and unpaid interest thereon, and to pay related expenses. Certain of the lenders under the Secured Credit Facilities were also lenders under the Bridge Loan Agreement. The Secured Credit Facilities consist of an $804 million secured term loan facility and a $200 million asset sale facility. The term loan facility matures on July 19, 2012 and the asset sale facility matures on July 19, 2008. The term loan facility bears interest equal to LIBOR plus 4.25% per annum. Concurrently with entering into the new secured term loan facility, we entered into an interest rate swap to effectively fix the interest rate at 9.685% with a termination date of August 19, 2008. In addition, we entered into a forward starting interest rate cap effectively capping the LIBOR rate on the secured term loan facility at 7.50% starting in August 2008 and terminating in August 2010. The asset sale facility bears interest equal to LIBOR plus 3.00% per annum until the three-month anniversary of the closing of the Secured Credit Facilities and LIBOR plus 3.50% per annum from the three-month anniversary of the closing date until the six-month anniversary and from and including the six-month anniversary of the closing date and thereafter LIBOR plus 4.00% per annum. In addition, obligations under the Secured Credit Facilities are guaranteed by substantially all domestic subsidiaries of Toys Delaware and the borrowings thereunder are secured by accounts receivable, inventory and intellectual property of Toys Delaware and the guarantors. The Secured Credit Facilities contain customary covenants, including, among other things, covenants that restrict the ability of Toys Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. If an event of default under the Secured Credit Facilities occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.

Liquidity Outlook

On August 1, 2006, we paid down our $250 million aggregate principal amount of our 6.875% notes, which were due on that day. Our next scheduled debt repayment amount is $800 million of our secured real estate loans due on August 9, 2007. The terms of these secured real estate loan agreements provide three one-year extensions at the election of the borrower. Refer to Note 8 to our Condensed Consolidated Financial Statements entitled “Seasonal financing and long-term debt” for further details on the due dates of our long-term debt.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of operating leases related to real estate used in the operation of our business, and long-term debt. Refer to “CONTRACTUAL OBLIGATIONS AND COMMITMENTS” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Form 10-K for the period ended January 28, 2006 for details on our contractual obligations and commitments.

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

A summary of significant accounting policies and a description of accounting policies that we believe are critical may be found in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 in the “CRITICAL ACCOUNTING POLICIES” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases. These statements describe, among other things, our strategy, store openings and renovations, future financial or operational performance, anticipated cost savings, results of store closings and restructurings, anticipated domestic or international developments, future financings, targets and future occurrences and trends.

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

We are faced with interest rate risks resulting from interest rate fluctuations. We have a variety of fixed and variable rate debt instruments. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt. A change in interest rates on fixed rate debt does not impact the fair value of debt, earnings or cash flow. At July 29, 2006, we had variable rate debt instruments totaling $3.1 billion, including all interest rate hedging. A 1% increase in interest rates would have an unfavorable annualized impact on pre-tax earnings of $31 million and a 1% decrease in interest rates would have a favorable annualized impact on pre-tax earnings of $31 million. Refer to Notes 6 and 8 to the Condensed Consolidated Financial Statements entitled “Derivative instruments and hedging activities” and “Seasonal financing and long-term debt”, respectively, for further details.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any disclosure controls and procedures will succeed in achieving their stated goals under all potential future conditions.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (July 29, 2006), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based on our evaluation as of July 29, 2006, the material weakness in internal control over financial reporting described in Item 9A entitled “CONTROLS AND PROCEDURES” of the Annual Report on Form 10-K for the period ended January 28, 2006, has not been remediated, and therefore our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (July 29, 2006).

We employed alternative procedures to enable management to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q filing. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q filing fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company’s Remediation Initiatives

In our ongoing effort to remediate the material weakness in our financial closing and reporting process, as first disclosed in Item 9A entitled “CONTROLS AND PROCEDURES” of the Annual Report on Form 10-K for the period ended January 28, 2006, we implemented the following measures as part of our ongoing remediation plan:

•	We hired a Director - Financial Reporting who reports to the Controller and is responsible for identifying current accounting developments, implementing new accounting pronouncements and evaluating emerging accounting issues in a timely manner. The addition of this person has enhanced the level of knowledge and experience within the general accounting and financial reporting functions and has increased our awareness about relevant accounting and financial reporting matters.

•	We hired a Vice President - Operations Accounting, who reports to the Chief Financial Officer. The functions of payroll, accounts payable, and sales audit, which previously reported to the Controller, now report to this individual.

•	Management has selected and is currently implementing a software application that will automate and improve the planning, budgeting, forecasting, consolidation and closing processes. We have hired a Director—Financial Systems Implementation to manage the implementation of this software application.

•	The tax department has enhanced the quarterly process to timely identify and evaluate transactions, events and changes in tax laws or regulations and to determine their effect on our tax provisions, balances and disclosures. The enhancement consists of supplementary reviews with senior financial management to ensure that all relevant information and guidance is considered in the determination of proper tax accounting treatment.

•	The tax department has selected a software application that will automate and improve the process for computing our tax provisions and will facilitate the recordkeeping, analysis and roll-forward of tax balances, including deferred tax assets, liabilities and valuation allowances. Full implementation of this software will take several quarters to achieve. Management believes that this new technology will better enable the tax staff to efficiently perform the tax accounting routines associated with calculating our income tax provisions and tracking the deferred tax balances.

•	We have engaged an outside firm to assist management with our documentation and testing responsibilities as required by the Sarbanes-Oxley Act of 2002. This new arrangement will allow our internal audit function to expand its focus to operational, compliance and other important areas in addition to financial reporting controls.

In addition to the remediation efforts described above, we continue to search for and hire additional employees with the knowledge, experience and training necessary to complement the current staff in the general accounting, tax accounting, property accounting, financial reporting and internal audit functions. The human resources department continues to dedicate personnel who are responsible for addressing our staffing challenges in the finance and accounting areas. We also continue to focus on the upgrades to our information technology systems that support the tax, property management and consolidation functions, which are each in different phases of their implementation life cycle.

Although the above steps serve to begin the remediation of our material weakness in internal control over financial reporting, as discussed in Item 9A entitled “CONTROLS AND PROCEDURES” of the Annual Report on Form 10-K for the period ended January 28, 2006, several other elements of our remediation plan are not yet in place. Taken as a whole, our remediation steps to date are not sufficient for us to conclude that the material weakness as described in our 2005 10-K has been remediated. Moreover, even after all of the remediation steps are implemented, sufficient experience with the remediation steps must be achieved for the remediation steps to be deemed reliable. However, it is expected that the remediation steps taken to date will improve the financial closing and reporting process during the remainder of the current fiscal year.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 14 to the Condensed Consolidated Financial Statements entitled “Litigation and legal proceedings” for a discussion of material legal proceedings.

Item 1A. Risk Factors

At July 29, 2006, there had not been any material changes to the information reported under the ITEM 1A. “RISK FACTORS” of the Company’s Annual Report on Form 10K for the year ended January 28, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC. (Registrant)

Date: September 12, 2006	/s/ F. CLAY CREASEY, JR.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1	Employment Agreement with Ronald D. Boire, dated as of June 28, 2006 (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on June 28, 2006 and incorporated herein by reference).

10.2	Amendment No. 2 to Toys “R” Us Holdings, Inc. 2005 Management Equity Plan (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on June 28, 2006 and incorporated herein by reference).

10.3	First Amendment to the Credit Agreement, dated as of December 21, 2005, by and among Toys “R” Us - Delaware, Inc., as the domestic borrower, and the other borrowers named therein, Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee, as the Canadian borrower, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. as Canadian Agent, Deutsche Bank Trust Company Americas as Collateral Agent, the Lenders named therein, entered into as of July 21, 2005.

10.4	Second Amendment to the Credit Agreement, dated as of July 19, 2006, by and among Toys “R” Us - Delaware, Inc., as the domestic borrower, and the other borrowers named therein, Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee, as the Canadian borrower, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. as Canadian Agent, Deutsche Bank Trust Company Americas as Collateral Agent, the Lenders named therein, entered into as of July 21, 2005.

10.5	Credit Agreement, dated as of July 19, 2006 (the “2006 Credit Agreement”), by and among Toys “R” Us - Delaware, Inc., as the borrower, Banc of America Bridge LLC, as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Citicorp North America, Inc., as Collateral Agent, the Lenders named therein, Credit Suisse, as Documentation Agent, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Banc of America Securities LLC, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunning Managers.

10.6	Amendment No.1, dated as of July 25, 2006, to the 2006 Credit Agreement.

10.7	Security Agreement, dated as of July 19, 2006, among Toys “R” Us - Delaware, Inc., and the guarantors named therein, and Banc of America Bridge LLC, as Administrative Agent.

10.8	Form of Toys “R” Us Holdings, Inc. Non-Qualified Stock Option For Executive Officers.

10.9	Form of Toys “R” Us Holdings, Inc. Restricted Stock Agreement (With Consideration) for Executive Officers.

10.10	Form of Toys “R” Us Holdings, Inc. Restricted Stock Agreement (Without Consideration) for Executive Officers.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.