Form 10-Q
period 2006-10-28
TOYS R US INC
filed 2006-12-12
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

As of December 11, 2006 there were outstanding 1,000 shares of common stock of Toys “R” Us, Inc. (all of which are owned by Toys “R” Us Holdings, Inc., our holding company, and are not publicly traded).

TOYS “R” US, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	October 28, 2006	January 28, 2006	October 29, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$393	$981	$324
Accounts and other receivables	142	218	158
Merchandise inventories	3,073	1,488	3,063
Assets held for sale	11	—	5
Prepaid expenses, current deferred tax assets and other current assets	315	216	172

Total current assets	3,934	2,903	3,722
Property and equipment, net	4,331	4,175	4,261
Goodwill, net	365	359	353
Deferred tax assets	610	457	653
Restricted cash	151	107	—
Other assets	518	365	381

	$9,909	$8,366	$9,370

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$285	$—	$—
Accounts payable	1,619	1,118	1,499
Accrued expenses and other current liabilities	834	900	751
Income taxes payable	107	130	95
Current portion of long-term debt	65	407	453

Total current liabilities	2,910	2,555	2,798
Long-term debt	6,716	5,540	6,331
Deferred tax liabilities	507	531	629
Deferred rent liabilities	258	260	276
Other non-current liabilities	265	204	195
Minority interest in Toys “R” Us Japan	131	—	—

Stockholders’ deficit:
Additional paid in capital	3	—	—
Deficit	(783)	(669)	(811)
Accumulated other comprehensive loss	(98)	(55)	(48)

Total Stockholders’ deficit	(878)	(724)	(859)

	$9,909	$8,366	$9,370

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	$2,517	$2,157	$7,319	$6,388
Cost of sales	1,673	1,463	4,813	4,226

Gross margin	844	694	2,506	2,162
Selling, general and administrative expenses	785	678	2,228	1,980
Depreciation and amortization	92	86	305	269
Net gains on sales of properties	(109)	—	(109)	—
Restructuring (reversals) charges and other	(1)	(1)	4	4
Transaction and related costs	—	2	—	402
Loss on early extinguishment of debt and contract settlement fees	—	—	—	22

Total operating expenses	767	765	2,428	2,677

Operating earnings (loss)	77	(71)	78	(515)
Other (expense) income:
Interest expense	(141)	(125)	(401)	(211)
Interest income	4	2	17	22

Loss before income taxes and minority interest	(60)	(194)	(306)	(704)
Income tax benefit	82	68	184	178
Minority interest	7	—	8	—

Net income (loss)	$29	$(126)	$(114)	$(526)

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	39 Weeks Ended
	October 28, 2006	October 29, 2005
Cash Flows from Operating Activities:
Net loss	$(114)	$(526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	305	269
Amortization of restricted stock	—	16
Amortization of debt issuance costs and swap unwind	46	15
Net gains on sales of properties	(109)	—
Stock compensation expense arising from cash settlement	—	195
Deferred income taxes	(200)	(81)
Tax benefit from exercise of stock options	—	16
Stock option compensation expense	3	17
Proceeds received from settlement of derivatives	9	38
Non-cash portion of restructuring and other charges	8	—
Other	(13)	18
Changes in operating assets and liabilities:
Accounts and other receivables	106	10
Merchandise inventories	(1,366)	(1,195)
Prepaid expenses and other operating assets	(34)	15
Accrued expenses and other liabilities	(113)	(140)
Accounts payable	264	495
Income taxes payable	(30)	(149)

Net cash used in operating activities	(1,238)	(987)

Cash Flows from Investing Activities:
Capital expenditures	(170)	(227)
Increase in restricted cash	(44)	—
Acquisition of minority interest in Toysrus.com	(6)	—
Cash effect of the consolidation of Toys-Japan	6	—
Proceeds from sales of short-term investments	—	953
Proceeds from sales of fixed assets and properties	217	4

Net cash provided by investing activities	3	730

Cash Flows from Financing Activities:
Long-term debt borrowings	3,298	4,801
Short-term debt borrowings	126	325
Long-term debt repayment	(2,743)	(490)
Short-term debt repayment	(25)	(174)
Dividends paid to Toys – Japan minority interest	(5)	—
Repurchase of common stock	—	(5,891)
Repurchase of stock options and restricted stock	—	(225)
Capital contributed by affiliate	—	1,279
Settlement of equity security units	—	(130)
Proceeds received from exercise of stock options	—	87
Proceeds received from issuance of common stock	—	20
Capitalized debt issuance costs	(42)	(213)

Net cash provided by (used in) financing activities	609	(611)

Effect of exchange rate changes on cash and cash equivalents	38	(40)

Cash and cash equivalents:
Net decrease during period	(588)	(908)
Cash and cash equivalents at beginning of period	981	1,232

Cash and cash equivalents at end of period	$393	$324

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

Except as expressly indicated or unless the context otherwise requires, as used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc. and its subsidiaries. The condensed consolidated balance sheets as of October 28, 2006, January 28, 2006, and October 29, 2005, the condensed consolidated statements of operations for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and October 29, 2005, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 have been prepared by us in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and in accordance with the requirements of Form 10-Q. Our interim condensed consolidated financial statements are unaudited and are subject to year-end adjustments. In the opinion of management, the consolidated financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks and thirty-nine weeks then ended. The balance sheet at January 28, 2006, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

The results of operations for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and October 29, 2005 are not necessarily indicative of operating results of the full year.

Beginning with the first quarter of fiscal 2006, we consolidated Toys “R” Us – Japan, Ltd. (“Toys – Japan”) into our consolidated financial statements. Toys – Japan had been previously accounted for using the equity method of accounting. As a result, the amounts in our consolidated financial statement captions are not comparable. For further details refer to Note 6 entitled “Investment in Toys – Japan”.

During the third quarter of 2006, we reorganized our operations, resulting in Toysrus.com being reflected as part of our Toys “R” Us-U.S. segment. As a result of this reorganization, our current reportable segments are Toys “R” Us-U.S., Toys “R” Us-International and Babies “R” Us. Prior year information has been restated to reflect the current segment structure. See Note 13 entitled “Segments”.

We revised the October 29, 2005 balance sheet to reclassify $44 million of accrued freight charges from merchandise inventories to accrued expenses and other current liabilities.

Certain information and footnote disclosures normally included in the annual audited financial statements prepared in accordance with GAAP have been omitted. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

2. Merger transaction

On July 21, 2005, we were acquired by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co., L.P., and Vornado Realty Trust (collectively, the “Sponsors”) along with a fourth investor, GB Holdings I, LLC, an affiliate of Gordon Brothers, a consulting firm that is independent from and unaffiliated with the Sponsors and management (the Sponsors and GB Holdings I, LLC are collectively referred to herein as the “Investors”). The acquisition was consummated through a $6.6 billion merger of the Company into Global Toys Acquisition Merger Sub, Inc. (“Acquisition Sub”) with the Company being the surviving corporation in the merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated as of March 17, 2005 (the “Merger Agreement”), among the Company, Global Toys Acquisition, LLC (“Parent”) and Acquisition Sub.

Under the Merger Agreement, the former holders of the Company’s common stock, par value $.10 per share, received $26.75 per share, or approximately $5.9 billion. In addition, approximately $766 million was used to settle our equity security units, cash out our warrants and options to purchase common stock, settle restricted stock and restricted stock units, pay fees and expenses related to the Merger, and make severance payments and related payroll taxes.

3. Net gains on sales of properties

In the third quarter of 2006, Toys “R” Us-Delaware, Inc. (“Toys-Delaware”), a wholly-owned direct subsidiary of the Company, and MAP 2005 Real Estate, LLC (“MAP”), a Delaware limited liability company of which the Company is the sole member (Toys-Delaware and MAP are collectively referred to herein as “Seller”), consummated part of the previously announced sale of its interest in 44 properties to Vornado Surplus 2006 Realty LLC, a Delaware limited liability company (the “Purchaser”), an affiliate of Vornado

Realty Trust, an indirect equity owner of the Company and the Seller (see Note 4 “Restructuring and other charges – 2005 Initiatives”). During this period, we sold 38 properties for gross proceeds of approximately $178 million. As a result of the sale of these properties, the Company recorded a gain of $91 million for the thirteen weeks and thirty-nine weeks ended October 28, 2006. Approximately $156 million of the proceeds were used to repay a portion of the $200 million asset sale facility of the new senior secured credit facilities Toys-Delaware entered into on July 19, 2006 (see Note 9 entitled “Seasonal financing and long-term debt”).

The sale of all or a portion of the remaining six properties, which are part of the previously announced sale, is expected to close by the end of the Company’s first fiscal quarter of 2007. As such, the remaining six properties to be sold are included in assets held for sale on the condensed consolidated balance sheet.

In addition, during the third quarter of 2006, Toys “R” Us Properties (UK) Limited sold its interest in and assets related to a leased property in Cardiff, U.K. to an unrelated third party for gross proceeds of approximately $26 million, resulting in a gain of $20 million for the thirteen weeks and thirty-nine weeks ended October 28, 2006.

4. Restructuring and other charges

Our condensed consolidated financial statements for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005 included the following pre-tax charges related to restructuring initiatives :

	Restructuring and other charges		Depreciation and amortization		Cost of Sales		SG&A		Total
(In millions)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
13 Weeks Ended
2005 Initiatives	$(4)	$—	$—	$—	$—	$—	$—	$—	$(4)	$—
2004 and Prior Year Initiatives	$3	$(1)	$—	$—	$—	$—	$—	$—	$3	$(1)

Total	$(1)	$(1)	$—	$—	$—	$—	$—	$—	$(1)	$(1)
39 Weeks Ended
2005 Initiatives	$2	$—	$24	$—	$3	$—	$—	$—	$29	$—
2004 and Prior Year Initiatives	2	4	—	—	—	—	—	5	2	9

Total	$4	$4	$24	$—	$3	$—	$—	$5	$31	$9

At October 28, 2006, we had total remaining reserves of $77 million related to the restructuring initiatives explained below. We believe that the remaining reserves at October 28, 2006 are adequate to complete these initiatives and commitments. See below for a further discussion of individual restructuring initiatives and a roll-forward of the related charges and reserves.

(In millions)	Balance at January 28, 2006	Charges	Reclassification (1)	Reversals	Utilized	Balance at October 28, 2006
2005 Initiatives	$43	$33	$12	$(4)	$(74)	$10
2004 and Prior Year Initiatives	82	3	—	(1)	(17)	67

Total	$125	$36	$12	$(5)	$(91)	$77

(1)	Reclassification of straight-line lease reserves recorded in prior periods related to the restructured properties.

2005 Initiatives

On January 5, 2006, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. By the end of the first quarter 2006, all 87 stores had been closed. Twelve of these stores have been converted into Babies “R” Us stores, resulting in the permanent closing of 75 store locations, of which 38 were sold to Vornado as of October 28, 2006, with 6 additional properties expected to be sold to Vornado in the first quarter of 2007 (see Note 3 entitled “Net gains on sales of properties”).

For the thirteen weeks ended October 28, 2006, we reversed $4 million of reserves primarily for previously recorded lease commitments on properties sold during the third quarter of 2006.

For the thirty-nine weeks ended October 28, 2006, we incurred gross charges of $33 million, and reversed $4 million of severance charges and lease commitments related to this initiative. The $33 million of charges included $3 million of inventory markdowns and liquidator fees that were recorded in cost of sales, and $24 million of accelerated depreciation related to the closed and converted stores. The remaining $6 million of costs and charges, included in restructuring and other charges in the condensed consolidated statement of operations, consisted of $5 million relating to lease commitments and $1 million relating to asset impairment of fixed assets and disposal charges. These charges were partially offset by the reversal of $3 million of lease commitments on properties sold and $1 million of severance charges that we determined were no longer needed. As a result of the store closings, approximately 3,000 employee positions have been eliminated.

Details on the activity of charges and reserves for the thirty-nine weeks ended October 28, 2006 are as follows:

(In millions)	Balance at January 28, 2006	Charges	Reclassifications (1)	Reversals	Utilized	Balance at October 28, 2006
Lease commitments	$1	$5	$12	$(3)	$(6)	$9
Asset impairment and disposal charges	—	1	—	—	(1)	—
Accelerated depreciation	—	24	—	—	(24)	—
Inventory markdowns and disposal charges	34	3	—	—	(37)	—
Severance	8	—	—	(1)	(6)	1

Total	$43	$33	$12	$(4)	$(74)	$10

(1)	Reclassification of straight-line lease reserves recorded in prior periods related to the restructured properties.

2004 and Prior Year’s Initiatives

In fiscal 2004, we recorded termination costs relating to the restructuring of the Global Store Support Center operations in Wayne, New Jersey. During the thirty-nine weeks ended October 28, 2006, we utilized the final $1 million of reserves related to severance and other compensation and no further obligations exist regarding these initiatives.

In fiscal 2003, we decided to close all 146 of the freestanding Kids “R” Us stores and all 36 of the free-standing Imaginarium stores, as well as three distribution centers that support these stores. During the thirty-nine weeks ended October 28, 2006, we incurred $3 million of charges and reversed $1 million of charges for disposal of fixed assets and lease commitments, and utilized $5 million of reserves related to lease commitments. At October 28, 2006, we had $5 million of reserves remaining for lease commitments.

In fiscal 2001, we closed stores, eliminated a number of staff positions, and consolidated five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. During the thirty-nine weeks ended October 28, 2006, we utilized $7 million of outstanding reserves for this initiative. At October 28, 2006, we had $44 million of reserves remaining for lease commitments related to stores and store support center locations.

We had $18 million of reserves remaining at October 28, 2006, related to long-term lease commitments from restructuring charges previously recorded in 1998 and 1995, which will be utilized for the remainder of 2006 and thereafter. During the thirty-nine weeks ended October 28, 2006, we utilized $4 million of reserves for lease shortfalls.

For the thirty-nine weeks ended October 29, 2005, we incurred $9 million of charges. Five million dollars of these charges were stock option compensation charges that were recorded in selling, general and administrative expenses, as part of our 2004 restructuring reserves. The remaining $4 million were charges related to 2004 and earlier initiatives that were recorded in restructuring and other charges.

Assets held for sale

As a result of our 2005 and prior year’s initiatives, the following assets are classified as current assets held for sale:

(In millions)	October 28, 2006
Land	$5
Buildings	5
Leasehold improvements	5

15
Less: accumulated depreciation and amortization	4

Net property assets held for sale	$11

5. Merchandise inventories

Merchandise inventories for the Toys “R” Us – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method, and represented approximately 49% of total merchandise inventories as of October 28, 2006. Merchandise inventories for our other divisions and apparel are stated at the lower of FIFO (first-in, first-out) cost or market value, as determined by the retail inventory method. If all inventories had been valued at the lower of FIFO cost or market, inventories would show no change at October 28, 2006, January 28, 2006 or October 29, 2005. Details on the components of our consolidated merchandise inventories are as follows:

(In millions)	October 28, 2006	January 28, 2006	October 29, 2005
Toys “R” Us – U.S.	$1,631	$763	$2,011
Toys “R” Us – International	1,104	402	743
Babies “R” Us	338	323	309

Total	$3,073	$1,488	$3,063

6. Investment in Toys - Japan

We own a 47.9% ownership investment in the common stock of Toys-Japan. During the first quarter of 2006, we (together with our Sponsors) took control of a majority of the board of directors of Toys-Japan. As a result of this control, our ownership in Toys-Japan and other factors, we have consolidated the results of Toys-Japan into our condensed consolidated financial statements for all periods of fiscal 2006. We had previously accounted for our investment in Toys-Japan using the “equity method” of accounting.

We currently guarantee 80% of Toys-Japan’s three installment loans from a third party in Japan, totaling 5.6 billion yen ($48 million). These loans have annual interest rates of 2.6% – 2.8% and are due from 2012 to 2014 and are reported as part of the Toys “R” Us-Japan, Ltd. Bank loans of $156 million at October 28, 2006. See Note 9 entitled “Seasonal financing and long-term debt”.

During the thirteen weeks ended October 28, 2006 and October 29, 2005, Toys-Japan had net sales of $342 million and $355 million, respectively. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, Toys-Japan had net sales of $1,018 million and $1,043 million, respectively. The consolidation of Toys-Japan had no material impact on our net income (loss) for the thirteen and thirty-nine weeks ended October 28, 2006.

7. Derivative instruments and hedging activities

Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS No. 133”), as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. We record the fair market value of our derivatives, based on information provided by reliable third parties, as other assets and other liabilities within our consolidated balance sheets. The changes in fair value of derivatives are recorded in consolidated statement of operations, unless the derivative is designated as a hedge. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The effective portion of a hedge is recorded to other comprehensive income or loss; the ineffective portion of a hedge is recorded to interest income or interest expense. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation.

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

Derivatives related to our import program are not designated as hedges under SFAS No.133. As a result, changes in value of these derivatives are recorded to the consolidated statement of operations. For the quarter ending October 28, 2006, we recorded $1 million to consolidated statement of operations for derivatives related to the import program.

In July 2006, we entered into interest rate corridors on our $1.3 billion unsecured real estate loan and our $800 million secured real estate loans. The interest rate corridors on our $1.3 billion unsecured real estate loan are considered hedges of the variable cash flows associated with changes in one month LIBOR above 5.50% and below 7.50%. The interest rate corridors on our $800 million secured real estate loans are considered economic hedges of the variable cash flows associated with changes in one month LIBOR above 5.50% and below 7.00%. We paid $10 million to enter into the interest rate corridors. At October 28, 2006, the change in fair value of these derivatives from January 28, 2006 was $8 million.

In July 2006, we entered into interest rate swaps and an interest rate cap on $600 million of debt outstanding under the secured term loan facility that is part of the Secured Credit Facilities (described in Note 9 entitled “Seasonal financing and long-term debt”) we entered into on July 19, 2006. The interest rate swaps hedge the variable LIBOR for a fixed rate of interest of 5.435% plus the credit spread until August 2008. The interest rate cap has an effective date of August 2008 and hedges the variable cash flows associated with changes in the three month LIBOR above 7.50% through August 2010. Both the swaps and the cap are designated as cash flow hedges under the long-haul method, whereby the Company evaluates the effectiveness of the hedging relationships on an ongoing basis and recalculates changes in fair value of the derivatives and related hedged items independently. At October 28, 2006, the change in fair value of these derivatives from January 28, 2006 was approximately $5 million, which was recorded to other comprehensive loss. A derivative liability of $4 million and a derivative asset of less than $1 million was recorded related to the interest rate swaps and interest rate cap, respectively. No material ineffectiveness existed at October 28, 2006.

In February 2006, we either terminated or amended three interest rate swaps and initiated three new or amended interest rate swaps to hedge exposure related to the French, Spanish and United Kingdom real estate financing transactions entered into in January and February 2006 (see Note 9, entitled “Seasonal financing and long-term debt”). At the time of these transactions, the Company de-designated the old swaps that were previously classified as cash flow hedges for the anticipated European Property Financings. As a result of the termination of the swaps, the Company received $8 million, out of which $1 million was recorded to interest income and $7 million will be amortized over the life of the related debt. The Company paid $7 million to enter into the new swaps. These new swaps hedge the variable LIBOR and EURIBOR rates for notional amounts that include £62 million and €200 million for fixed rates of interest at 4.56% for the British pound denominated swaps and 3.01% for the euro denominated swaps. In these hedging relationships, we are hedging the LIBOR/EURIBOR component, which is generally 3-month LIBOR/EURIBOR. Payments to be received (or paid) under the swap contract will offset the fluctuations in debt interest expense caused by changes in the relevant LIBOR/EURIBOR index. The instruments are designated as cash flow hedges of the variable cash flows associated with changes in the three month LIBOR and EURIBOR under the long-haul method, whereby the Company evaluates the effectiveness of the hedging relationships on an ongoing basis and recalculates changes in fair value of the derivatives and related hedged items independently. In July 2006, the Company re-designated these cash flow hedges to improve the hedge documentation. At October 28, 2006, the Company performed an assessment for both UK and France hedges, and both were found to be ineffective; as a result, less than $1 million was recorded to interest income for the quarter. The Spain hedge was considered highly effective; the amount of ineffectiveness recorded to interest income was less than $1 million. At October 28, 2006, the fair value of the swaps was $15 million recorded as a long-term derivative asset.

In December 2005, we entered into interest rate caps on our $1.3 billion unsecured real estate loan. The interest rate caps are considered hedges of the variable cash flows associated with changes in one month LIBOR above 7.50% and are designated as cash flow hedges under the long-haul method. At October 28, 2006, the change in fair value of the interest rate caps from January 28, 2006 was $1 million, which was recorded to other comprehensive loss. There was no material ineffectiveness.

In July 2005, we entered into interest rate caps on our $800 million secured real estate loans. The interest rate caps are considered hedges of the variable cash flow associated with changes in one month LIBOR above 7.00% and are designated as cash flow hedges under the long-haul method. At October 28, 2006, the change in fair value of the caps from January 28, 2006 was immaterial and no material ineffectiveness existed at October 28, 2006.

8. Goodwill

Details on goodwill by reporting segment are as follows:

(In millions)	October 28, 2006	January 28, 2006	October 29, 2005
Toys “R” Us – U.S.	$40	$40	$34
Toys “R” Us – International	6	—	—
Babies “R” Us	319	319	319

Total	$365	$359	$353

The $6 million of goodwill for Toys “R” Us – International is related to the consolidation of Toys-Japan (described under Note 6 entitled “Investment in Toys-Japan”).

9. Seasonal financing and long-term debt

A summary of the Company’s long-term debt and seasonal financing is outlined in the table below:

(In millions)	October 28, 2006	January 28, 2006	October 29, 2005
LIBOR plus 1.50% European senior facility, due fiscal 2006-2011	—	1,008	1,035
6.875% notes, due 8/1/2006 (a)	—	250	251
LIBOR plus 1.30% secured real estate loans, due August 9, 2007 (b)	800	800	800
Note at an effective cost of 2.23% due in semi-annual installments through fiscal 2008 (c)	50	81	82
LIBOR plus 3.00%-4.00% asset sale facility, due fiscal 2008	44	—	—
LIBOR plus 3.0% unsecured credit agreement, due fiscal 2008	1,300	1,300	—
LIBOR plus 1.50%-2.0% multi-currency revolving credit facility, due fiscal 2010	190	—	—
LIBOR plus 1.0%-3.75% $2.0 billion secured revolving credit facility, due fiscal 2010	836	—	1,160
7.625% notes, due fiscal 2011	523	527	528
LIBOR plus 4.25% secured term loan facility, due fiscal 2012	800	—	—
LIBOR plus 5.25% unsecured bridge facility, due fiscal 2012	—	973	1,900
4.51% French real estate credit facility, due fiscal 2013	82	—	—
4.51% Spanish real estate credit facility, due fiscal 2013	171	—	—
5.02% U.K. real estate credit facility, due fiscal 2013	675	—	—
6.81% U.K. real estate credit facility, due fiscal 2013	118	—	—
7.875% notes, due fiscal 2013	390	389	389
Toys “R” Us-Japan, Ltd. 1.20%-2.80% bank loans due 2010 - 2014	156	—	—
7.375% notes, due fiscal 2018	408	408	408
8.75% debentures, due fiscal 2021 (d)	199	199	199
Other	39	12	32

	6,781	5,947	6,784
Less current portion	65	407	453

Total	$6,716	$5,540	$6,331

(a)	On August 1, 2006, we paid down our $250 million aggregate principal amount of our 6.875% notes, which were due on that day. We funded this payment primarily with cash on hand from previous borrowings.
(b)	We have classified this loan as long-term debt as we have the ability and intent to extend the due date to August 9, 2008.
(c)	Amortizing note secured by the expected future yen cash flows from license fees due from Toys-Japan.
(d)	On December 1, 2006 we repurchased $178 million of the outstanding 8.75% debentures in a cash tender offer for any and all outstanding 8.75% debentures (the “Tender Offer”) using borrowings under the new unsecured senior credit facilities. We have classified this debenture as long-term debt as we have the ability and intent to extend the due date to January 19, 2013. See Note 18 entitled “Subsequent events” for a description of the 2021 Tender Offer and $181 million unsecured senior credit facilities for further information.

All of the borrowings under our $800 million secured real estate loans, $50 million note, $44 million asset sale facility, $1.3 billion unsecured credit agreement facility, £95 million and €145 million multi-currency revolving credit facility ($190 million), $2 billion secured revolving credit facility ($836 million), $804 million secured term loan facility ($800 million), €65.2 million ($82 million) French real estate credit facility, €135.1 million ($171 million) Spanish real estate credit facility, £355.8 million ($675 million)

and £62.4 million ($118 million) United Kingdom real estate credit facilities, as well as $32 million of the $39 million debt included in “Other” were incurred by our subsidiaries. In addition, $156 million of bank loans and $5 million of “Other” are obligations of Toys-Japan; and $199 million aggregate principal amount of 8.75% debentures due fiscal 2021 are obligations of Toys “R” Us, Inc. and our subsidiary, Toys “R” Us-Delaware, Inc. All of the other obligations described in the table above are obligations of Toys “R” Us, Inc.

As of October 28, 2006, we were in compliance with our financial covenants related to our outstanding debt.

€65.2 Million ($82 Million) French Real Estate Credit Facility

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

€135.1 Million ($171 Million) Spanish Real Estate Credit Facility

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

£355.8 Million ($675 Million) and £62.4 Million ($118 Million) U.K. Real Estate Credit Facilities

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

$804 Million Secured Term Loan Facility and $200 Million Asset Sale Facility

On July 19, 2006, Toys-Delaware, a subsidiary of Toys “R” Us, Inc. entered into secured credit facilities with a syndicate of financial institutions (the “Secured Credit Facilities”). The initial borrowings of $1.004 billion under the Secured Credit Facilities were used to repay in full $973 million of outstanding borrowings under the Bridge Loan Agreement, dated as of July 21, 2005 (the “Bridge Loan Agreement”), plus accrued and unpaid interest thereon and to pay related expenses. Certain of the lenders under the Secured Credit

Facilities were also lenders under the Bridge Loan Agreement. The Secured Credit Facilities consist of an $804 million secured term loan facility and a $200 million asset sale facility. The term loan facility matures on July 19, 2012 and the asset sale facility matures on July 19, 2008. The term loan facility bears interest equal to LIBOR plus 4.25% per annum. Concurrently with entering into the new secured term loan facility, we entered into an interest rate swap to effectively fix the interest rate on $600 million of the secured term loan at 9.685% with a termination date of August 19, 2008. In addition, we entered into a forward starting interest rate cap effectively capping the LIBOR rate on $600 million of the secured term loan at 7.50% starting in August 2008 and terminating in August 2010. The asset sale facility bears interest equal to LIBOR plus 3.00% per annum until the three-month anniversary of the closing of the Secured Credit Facilities and LIBOR plus 3.50% per annum from the three-month anniversary of the closing date until the six-month anniversary and from and including the six-month anniversary of the closing date and thereafter LIBOR plus 4.00% per annum. In addition, obligations under the Secured Credit Facilities are guaranteed by substantially all domestic subsidiaries of Toys-Delaware and the borrowings thereunder are secured by accounts receivable, inventory and intellectual property of Toys-Delaware and the guarantors. The Secured Credit Facilities contain customary covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. If an event of default under the Secured Credit Facilities occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. At October 28, 2006, the unamortized discount recorded for the $804 million secured term loan facility was $4 million.

On October 18, 2006, Toys-Delaware used $156 million from the sale of the properties to repay a portion of the $200 million asset sale facility leaving an outstanding balance of $44 million. In connection with the principal repayment, a pro-rata portion of previously capitalized transaction costs in the amount of approximately $5 million was expensed.

On July 26, 2006, we and our wholly-owned subsidiary, Toys-Delaware, received a letter dated July 25, 2006 from an investment advisor to investors that beneficially hold a portion of our and Toys-Delaware’s $200 million aggregate principal amount of 8.75% Debentures due September 1, 2021 (the “Debentures”) issued under an Indenture dated as of August 29, 1991, as amended by Supplemental Indenture No. 1, dated as of January 1, 1996 (as amended, the “Indenture”). The letter purported to be a “notice of default” relating to the Debentures. We informed the trustee under the Indenture that we are not in default under the Indenture. Subsequent to October 28, 2006, Toys-Delaware consummated the Tender Offer and entered into a new $181 million senior unsecured credit facility. In connection with the Tender Offer described in Note 18 entitled “Subsequent events”, the investment advisor delivered a letter notice withdrawing its purported “notice of default” letter and waiving any purported default alleged or purported acceleration relating thereto, effective upon Toys-Delaware’s acceptance of its tendered Debentures in the Tender Offer. The investment advisor tendered their Debentures in the Tender Offer, and as described in Note 18 entitled “Subsequent events,” the Tender Offer was consummated on December 1, 2006. Toys-Delaware received tenders from holders of $178 million (approximately 89.2%) of the outstanding Debentures in the Tender Offer and used borrowings under the new senior unsecured credit facility to purchase the tendered Debentures. See Note 18 entitled “Subsequent events”.

10. Income taxes

The following table summarizes our effective tax rates for the thirteen weeks and thirty-nine weeks ended October 28, 2006, and October 29, 2005:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Loss before income taxes	$(60)	$(194)	$(306)	$(704)
Income tax benefit	$82	$68	$184	$178
Effective tax rate	137%	35%	60%	25%

The difference between the effective tax rates and the statutory rate for the thirteen and thirty-nine weeks ended October 28, 2006 resulted primarily from an increase in our estimate of worldwide income for the year, an increase in our estimate of dividends and foreign tax credits from foreign subsidiaries for the year, an increase in reserves for certain tax contingencies and a decrease in certain valuation allowances on deferred tax assets related to foreign net operating loss carryforwards.

During the thirteen weeks ended October 28, 2006 we reversed $80 million of valuation allowance on deferred tax assets related to foreign net operating loss carryforwards for subsidiaries where we have now concluded that it is more likely than not that such net operating loss carryforwards will be utilized and recorded $2 million of foreign tax credits. The tax benefits were offset in part by $16 million of reserves for estimated tax contingencies, $5 million of tax associated with non-deductible transaction costs, and $2 million of tax for certain non-deductible compensation paid to the Company’s executives.

During the thirteen weeks ended October 29, 2005, we recorded a $20 million benefit related to our Japanese investment, offset in part by taxes of $10 million for certain non-deductible compensation paid to the Company’s executives and $4 million for certain merger related costs.

During the thirty-nine weeks ended October 28, 2006, we reversed $86 million of valuation allowance on deferred tax assets related to foreign net operating loss carryforwards for subsidiaries where we have now concluded that it is more likely than not that such net operating loss carryforwards will be utilized and recorded $11 million of foreign tax credits. The tax benefits were offset in part by $9 million of reserves for estimated tax contingencies, $5 million of tax associated with non-deductible transaction costs, and $2 million of tax for certain non-deductible compensation paid to the Company’s executives.

During the thirty-nine weeks ended October 29, 2005, we recorded tax charges of $46 million related to our Japanese investment, $50 million for previously unrepatriated earnings, $44 million for non-deductible transaction costs, $14 million for the reversal of tax assets for expiring state net operating losses, and $10 million for certain non-deductible compensation paid to the Company’s executives. The tax impact was offset in part by tax benefits of $39 million associated with section 965 technical clarification, $30 million for reversal of valuation allowance on deferred tax assets related to state net operating loss carryforwards, and a $9 million reduction in reserves for certain tax contingencies.

11.	Stock-Based compensation

Adoption of FASB Statement No. 123(R), “Share-Based Payment”

Effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), Share-Based Payment (“SFAS 123(R)”). Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. As the Company was a nonpublic entity, at the date of adoption, that used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company is required to apply the prospective transition method. As such, the Company applies the statement to any new awards and to any awards modified, repurchased or cancelled since January 29, 2006. The Company has continued to account for any portion of awards outstanding at January 28, 2006 that has not been modified, repurchased or cancelled using the provisions of Accounting Principles Board Opinion (“APB”) 25 . In addition, the Company has discontinued pro forma disclosures previously required by SFAS 123 for equity share options accounted for using the intrinsic value method of APB 25.

During the thirty-nine weeks of fiscal 2006, the Company issued equity awards to certain employees and modified certain awards that were granted prior to the adoption of SFAS 123(R). The modified awards are accounted under the provisions of SFAS 123(R). The effect of the adoption of SFAS 123(R) on the Company’s loss before income tax and net income (loss) for the thirteen weeks and thirty-nine weeks ended October 28, 2006 was as follows (in millions):

	13 Weeks Ended October 28, 2006			39 Weeks Ended October 28, 2006
(In millions)	Using Previous Method	FAS 123 (R) Impact	As Reported	Using Previous Method	FAS 123 (R) Impact	As Reported
Loss before income taxes and minority interest	$(59)	$(1)	$(60)	$(304)	$(2)	$(306)
Net income (loss)	$30	$(1)	$29	$(112)	$(2)	$(114)

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

Management Equity Plan

On July 21, 2005, the Board of Directors of Toys “R” Us Holdings, Inc. (“Holdings”) adopted the 2005 Management Equity Plan (“2005 Plan”). The 2005 Plan provides for the granting of service-based and performance-based stock options, rollover options (i.e., options in Holdings in lieu of options held prior to the Merger), and restricted stock to officers and other key employees of Holdings and its subsidiaries. All awards are in the form of one or more common strips. Each common strip consists of nine shares of Class A common stock of Holdings and one share of Class L common stock of Holdings.

The service-based options generally cliff vest 40% on the second anniversary of the award with the remaining portion vesting ratably over the subsequent three years, subject to the participant’s continued employment with the Company, and vest automatically upon a change of control of Holdings. The performance-based options will vest in the same manner as the service-based options but only if certain performance targets are achieved based on a specified internal rate of return realized by the Sponsors and the sale multiple realized by the Sponsors. The performance-based options will vest on the eighth anniversary of the date of grant regardless of performance, subject to the participant’s continued employment with the Company. All options expire on the tenth anniversary of the date of the grant.

At October 28, 2006, an aggregate of 505,143 strips were reserved for future option grants under the 2005 plan. All outstanding options expire at dates ranging from September 8, 2008 to October 27, 2016. The Board of Directors of Holdings has discretion over the amount of shares available for future issuances of restricted stock and options. Holdings expects to satisfy future exercises from newly issued shares.

Repurchase Obligations

Certain officers of the Company have the right to require Holdings to repurchase the shares that the officer acquired upon the exercise of certain options, the shares issued or issuable upon exercise of rollover options or the shares issued to the officer in the form of restricted stock. The put rights are triggered by the officer’s death, disability or by the officer’s retirement at any time. The put rights will expire upon either a change in control of Holdings or an initial public offering of Holdings’ common stock. The purchase price for shares repurchased as a result of the officer’s death or disability or retirement is the fair market value of the covered shares at the time of repurchase. The number of shares that may be repurchased as a result of the officer’s retirement is subject to an aggregate fixed limitation. The liability as of the Merger date of $4 million related to these restricted shares and rollover options has been classified as other non-current liabilities in the financial statements of Holdings. The liability as of January 28, 2006 and October 28, 2006 was $4 million and $2 million, respectively.

Modification of Stock Options

On February 6, 2006, Holdings’ Board of Directors modified all of the performance-based options granted prior to that date to reduce the performance conditions for vesting of these awards. This one-time modification resulted in total incremental stock-based compensation cost of $1 million. These performance-based options are now subject to SFAS 123(R) accounting. The incremental compensation cost will be amortized over the remaining service period on a straight-line basis. This modification did not have a material effect on our operating results for the thirteen and thirty-nine weeks ended October 28, 2006.

Restricted stock

The 2005 Plan permits the sale of non-transferable, restricted stock to certain employees at a purchase price equal to fair market value of the common strips. The 2005 Plan was amended in the second quarter of 2006 to permit grants of restricted stock without consideration. On January 28, 2006, 62,805 common strips of restricted stock were purchased by officers of the Company at $26.75 per common strip, the fair market value as of that date. During the thirty-nine weeks ended October 28, 2006, 118,692 common strips of restricted stock were purchased by officers of the Company at $26.75 per common strip, which was the fair market value as of the respective dates of those purchases. 41,121 common strips of restricted stock were awarded in the second quarter of 2006 with an aggregate fair market value equal to $1 million as of the grant date. This restricted stock award will vest as to 50% of the common strips on the first anniversary of the grant date and as to 50% of the common strips on the second anniversary of the grant date provided the recipients are still employed by the Company or any of its affiliates as of such respective dates. The impact of this restricted stock award on our operating results was immaterial for the thirteen and thirty-nine weeks ended October 28, 2006.

Valuation Assumptions

The fair value of each option award modified or granted during the thirty-nine weeks ended October 28, 2006 is estimated on the date of modification or grant using a lattice option-pricing model that uses the assumptions noted in the following table, along with the associated weighted average fair values. We use historical data to estimate pre-vesting option forfeitures. To the extent actual results of forfeitures differ from the estimates, such amounts will be recorded as an adjustment in the period the estimates are revised. The expected volatilities are based on a peer group of companies, as the Company is a non-publicly traded company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term represents the estimated time until exercise and is based on certain projected performance targets of the Company. The expected dividend yield is based on an assumption that no dividends are expected to be approved in the near future. The option valuation model also includes a fixed assumption relative to the expected exit date of the Sponsors. The following are the weighted average assumptions used:

39 Weeks Ended
October 28, 2006
Volatility	50.0%
Risk-free interest rates	4.6%
Expected terms	5.4 years
Dividend Yield	0.0%
Weighted average grant-date fair value per option:
Service-based	$12.03
Performance-based	$10.41

A summary of option activity under the plans during the thirty-nine weeks ended October 28, 2006 is presented below:

Service-Based Options

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 28, 2006	1,521,732	19.03
Granted	465,747	26.75
Exercised	(97,245)	8.83
Forfeited	(138,063)	26.75

Outstanding at October 28, 2006	1,752,171	21.04	8.01	10.0

Vested or expected to vest at October 28, 2006	1,668,876	20.75	7.93	10.0

Exercisable at October 28, 2006	610,623	10.36	6.10	10.0

The total intrinsic value of service-based options exercised in the thirty-nine weeks ended October 28, 2006 was $1.7 million. Net cash paid in the thirty-nine weeks ended October 28, 2006 to settle stock repurchased on exercise of options was $1.7 million.

Performance-Based Options

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 28, 2006	1,545,822	26.75
Granted	931,495	26.75
Exercised	—	—
Forfeited	(276,126)	26.75

Outstanding at October 28, 2006	2,201,191	26.75	9.05	—

Vested or expected to vest at October 28, 2006	1,705,865	26.75	8.92	—

Exercisable at October 28, 2006	—	—	—	—

There were no performance-based options exercised during the thirty-nine weeks ended October 28, 2006.

Non-vested Restricted Stock Activity — Non-vested restricted stock grants as of October 28, 2006 and activities during the thirty-nine weeks ended October 28, 2006 were as follows:

	Common Strips	Weighted Average Grant Date Fair Value (In millions)
Outstanding at January 28, 2006	—	$—
Granted	41,121	1
Forfeited	—	—

Outstanding at October 28, 2006	41,121	$1

As of October 28, 2006, there was $10 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.6 years. In addition, there was $1 million of total unrecognized compensation cost related to restricted stock grants.

Stock-based compensation expense was included in the following categories of our statement of operations (in millions):

	13 Weeks Ended	39 Weeks Ended
(In millions)	October 28, 2006	October 28, 2006
Selling, general and administrative	$1	$3
Total recognized tax benefit	—	—

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

Toys-Japan grants options to its employees and directors that give the option holders the right to buy Toys-Japan shares upon exercise. The options are granted at an exercise price equal to the fair value of the shares on the date of the grant and cliff vests after two years and the options expire three years after vesting. At October 28, 2006, 1,028,700 options were outstanding, which represented less than 3% of Toys-Japan’s equity on a fully diluted basis.

12. Comprehensive income (loss)

Comprehensive income (loss), net of taxes, is comprised of:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net income (loss)	$29	$(126)	$(114)	$(526)
Foreign currency translation adjustments	(16)	(1)	(36)	(48)
Unrealized loss on hedged transactions net of tax	(5)	(3)	(7)	6
Minimum pension liability adjustment net of tax	—	—	—	1

Comprehensive income (loss):	$8	$(130)	$(157)	$(567)

13. Segments

Our reportable segments are: Toys “R” Us-U.S., which operates toy stores in 49 states and Puerto Rico; Toys “R” Us-International, which operates and licenses or franchises toy stores in 32 foreign countries; and Babies “R” Us, which operates stores in 41 states.

During the third quarter of fiscal 2006, we reorganized our operations, resulting in Toysrus.com being reflected as part of our Toys “R” Us - U.S. segment. This change results from the reorganization to forge an increasingly seamless integration of the Toysrus.com business with the Toys “R” Us - U.S. business and was made feasible by the termination of our strategic alliance agreement with Amazon.com, as well as to reduce overlaps in our assessment of operational performance and the resulting allocation of resources. Our chief operating decision maker no longer reviews the operating results of the Toysrus.com business on a stand alone basis, but rather makes decisions regarding the allocation of resources to this business as part of his assessment of the total Toys “R” Us - U.S. operating results and business. Prior year information has been restated to reflect the current segment structure.

Management evaluates segment performance primarily based on sales and income from operations. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

A summary of operations by reportable segment is as follows:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales
Toys “R” Us – U.S (1)	$981	$1,103	$2,964	$3,320
Toys “R” Us – International (2)	939	533	2,604	1,502
Babies “R” Us	597	521	1,751	1,566

Total net sales	$2,517	$2,157	$7,319	$6,388

Operating earnings (loss)
Toys “R” Us – U.S (1)	$(54)	$(130)	$(63)	$(182)
Toys “R” Us – International (3)	(6)	14	(18)	(18)
Babies “R” Us	87	60	243	175
Corporate and other charges	(60)	(16)	(189)	(464)
Net gains on sales of properties	109	—	109	—
Restructuring reversals (charges) and other	1	1	(4)	(4)
Loss on early extinguishment of debt and contract settlement fees	—	—	—	(22)

Operating earnings (loss)	77	(71)	78	(515)
Interest expense	(141)	(125)	(401)	(211)
Interest income	4	2	17	22

Loss before income taxes and minority interest	$(60)	$(194)	$(306)	$(704)

(1)	Prior year’s information has been restated to reflect the current year segment change and includes Toysrus.com.
(2)	Includes net sales of $342 million and $1,018 million related to the consolidation of Toys-Japan for the thirteen weeks and thirty-nine weeks ended October 28, 2006, respectively.
(3)	Includes $23 million and $36 million of operating loss related to the consolidation of Toys-Japan for the thirteen weeks and thirty-nine weeks ended October 28, 2006, respectively. For the thirteen weeks and thirty-nine weeks ended October 29, 2005, we reclassified $3 million and $12 million, respectively, of our equity loss in Toys-Japan from corporate and other charges to Toys “R” Us International.

Certain corporate and other charges are reported separately within our disclosure of segment operating earnings (loss). These expenses include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses, which are not fully allocated to our reportable segments. The significant categories of expenses include salaries, benefits and related expenses, professional fees, corporate facility depreciation and amortization and insurance. Salaries, benefits and related expenses include salaries, bonus, payroll taxes and medical and dental insurance expenses for corporate office employees. Professional fees include costs related to the internal control compliance, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Depreciation and amortization includes depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost for fire, liability and automobile premiums.

During fiscal 2005, the majority of these expenses were allocated to each of our operating divisions. For fiscal 2006, the Company is no longer allocating these expenses, as management believes that operating results excluding corporate expense allocations provides a better measure of divisional performance. A summary of the corporate expense allocation for the thirteen and thirty-nine weeks ended October 29, 2005 included in operating earnings (loss) by reportable segment is as follows (in millions):

	13 weeks ended	39 weeks ended
Corporate expense allocation	October 29, 2005	October 29, 2005
Toys “R” Us – U.S.	$27	$79
Babies “R” Us	6	18
Toys “R” Us – International	1	3

Total corporate expense allocation	$34	$100

14. Commitments

On May 9, 2006, we entered into an agreement with GSI Commerce, Inc. (NASDAQ: GSIC), a leading North American provider of e-commerce solutions, and on May 19, 2006, we entered into an agreement with Exel, Inc., a leading North American contract logistics provider, to support the Company’s online retail business. On July 1, 2006, the Company re-launched its Toysrus.com and Babiesrus.com web sites on the GSI e-commerce platform and began utilizing Exel’s order fulfillment services. Under the terms of the multi-year agreements, GSI Commerce will provide technology, hosting, order processing, customer service and support in exchange for fees calculated primarily as a percentage of revenue, and Exel will provide warehousing and fulfillment services in exchange for fees calculated primarily as a cost plus arrangement. Customers may continue to access the online stores at www.toysrus.com and www.babiesrus.com.

15. Litigation and legal proceedings

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

As of the end of the Company’s fiscal 2005 year, Toysrus.com operated three co-branded on-line stores under a strategic alliance agreement with Amazon.com. On May 21, 2004, we filed a lawsuit against Amazon.com and its affiliated companies in the Superior Court of New Jersey, Chancery Division, Passaic County (the “New Jersey Trial Court”) to terminate our strategic alliance agreement with Amazon.com. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. On March 31, 2006, the New Jersey Trial Court entered its order granting our request for termination of the agreement and denying Amazon.com’s request for relief on its counterclaim. The New Jersey Trial Court continues to supervise the wind-down of the strategic alliance. Amazon.com’s efforts to take an immediate appeal were denied by the New Jersey Appellate Court.

On June 2, 2006, Amazon.com filed a lawsuit against us in the Superior Court of Washington, County of King, (the “Washington Court”) for money damages allegedly arising from services it was required to provide to us during the wind-down period pursuant to the final order entered in the New Jersey Trial Court, and for a declaration that Amazon.com may use certain customer information to market to our customers in a manner contrary to that provided in the strategic alliance agreement. The Washington Court stayed proceedings before it in favor of the New Jersey Trial Court, and the New Jersey Trial Court has ruled that Amazon.com is not entitled to the fees it sought for services it was required to provide during the wind-down period. On August 14, 2006, the New Jersey Trial Court directed Amazon.com to deliver the withheld monies “forthwith” and, subsequently, Amazon.com returned the funds. The Washington Court has directed that any further litigation over these issues proceed in the New Jersey courts. We believe that Amazon.com’s maintenance of the Washington Court lawsuit is without merit.

16. Related party transactions

Transactions with the Sponsors – The Sponsors provide management and advisory services to us pursuant to an advisory agreement. The fee was $4 million for the thirteen weeks ended October 28, 2006 and $15 million for the thirty-nine weeks ended October 28, 2006. The fee will be $4 million for the fourth quarter of 2006. The aggregate annual fee for fiscal 2007 will be $17 million.

On August 29, 2005, an affiliate of Vornado Realty Trust acquired by assignment an aggregate of $150 million of the lenders’ rights and obligations under the Bridge Loan Agreement. On July 19, 2006, the outstanding balance of the Bridge Loan Agreement was repaid with borrowings from the secured credit facilities.

In the third quarter of 2006, Toys-Delaware consummated part of the previously announced sale of its interest in 44 properties to an affiliate of Vornado Realty Trust. See Note 3 entitled “Net gains on sales of properties”.

From time to time the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. See Note 18 entitled “Subsequent events” for further details regarding affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co., L.P. participation in the Toys-Delaware unsecured credit facility.

17. Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in the year in which the changes occur, in other comprehensive income. This recognition provision and the related disclosures are effective for the Company as of the end of the fiscal year ending after June 15, 2007. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial statements.

In September 2006, the EITF reached a conclusion on EITF Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. The scope of EITF 06-5 consists of three separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The three issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective as of the beginning of the fiscal year that begins after December 15, 2006. We are currently assessing the impact of FIN No. 48 on our consolidated financial statements.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46(R). The variability is used in applying FIN 46(R) to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. FSP FIN 46(R)-6 is effective for all reporting periods after June 15, 2006. The adoption of FSP FIN 46(R)-6 has not had a material impact on our financial position, results of operations or cash flows.

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

18. Subsequent events

Tender Offer for the Debentures

On November 2, 2006, Toys-Delaware commenced a cash tender offer for any and all of the outstanding Debentures due September 1, 2021 and a related consent solicitation to effect certain amendments to the Indenture, eliminating all of the restrictive covenants and certain events of default in the Indenture. On November 30, 2006, the Tender Offer expired, and on December 1, 2006, the settlement date, Toys-Delaware accepted for payment all of the $178 million of the Debentures (representing approximately, 89.2% of the Debentures) tendered in the Tender Offer. In conjunction with the Tender Offer, Toys-Delaware received consents from a majority of the holders, and we, Toys-Delaware and the trustee under the Indenture executed the second supplemental indenture to the Indenture, dated as of November 15, 2006, setting forth the amendments to the Indenture. The second supplemental indenture to the Indenture became operative upon Toys-Delaware’s acceptance of the tendered Debentures in the Tender Offer. The total consideration plus accrued and unpaid interest we paid to the holders whose Debentures were purchased in the Tender Offer was approximately $182 million. Toys-Delaware used a portion of the borrowings under the new $181 million unsecured senior credit facility described below to repurchase the Debentures tendered in the Tender Offer.

$181 Million Unsecured Senior Credit Facility

On December 1, 2006, Toys-Delaware entered into an unsecured credit facility with a syndicate of financial institutions and other lenders (the “Unsecured Credit Facility”). The syndicate includes affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co., L.P., indirect equity owners of the Company, which each participated in 15% of the loan amount. The initial borrowings of $181 million were used to consummate the Tender Offer and pay related expenses. The Unsecured Credit Facility consists of a $181 million term loan. The term loan matures on January 19, 2013. The term loan bears interest equal to LIBOR plus 5.00% per annum, or at the option of Toys-Delaware, prime plus 4.00% per annum. In addition, obligations under the Unsecured Credit Facility are guaranteed by substantially all domestic subsidiaries of Toys-Delaware. The Unsecured Credit Facility contains customary covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. If an event of default under the Unsecured Credit Facility occurs and is continuing, the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.

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

Our Business

The Company generates sales, earnings, and cash flows by retailing toys, baby-juvenile products and children’s apparel worldwide. Our reportable segments are currently Toys “R” Us – U.S. (“Toys-U.S.”), which operates toy stores in 49 states and Puerto Rico and sells merchandise through our Internet sites; Toys “R” Us – International (“International”), which operates and licenses or franchises stores in 32 foreign countries; and Babies “R” Us (“Babies”), which operates specialty baby-juvenile stores in 41 states. As of October 28, 2006, there were 1,494 “R” Us branded retail stores.

During the third quarter of fiscal 2006, we reorganized our operations, resulting in Toysrus.com being reflected as part of our Toys-U.S. segment. This change results from the reorganization to forge an increasingly seamless integration of the Toysrus.com business with the Toys-U.S. business and was made feasible by the termination of our strategic alliance agreement with Amazon.com, as well as to reduce overlaps in our assessment of operational performance and the resulting allocation of resources. Our chief operating decision maker no longer reviews the operating results of the Toysrus.com business on a stand alone basis, but rather makes decisions regarding the allocation of resources to this business as part of his assessment of the total Toys-U.S. operating results and business. Prior year information has been restated to reflect the current segment structure.

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

Various factors affect comparable store sales, including the number of stores we open or close, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, and the cannibalization of existing store sales by new stores. Among other things, weather conditions can affect comparable store sales because inclement weather can require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual and quarterly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

Change in comparable store net sales	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Toys “R” Us – U.S.	0.4%	(8.9)%	(2.3)%	(3.8)%
Toys “R” Us – International (1)	5.3%	0.4%	2.9%	2.7%
Babies “R” Us	6.2%	4.6%	5.5%	4.5%

(1)	Includes wholly-owned operations only and excludes the impact of consolidation of Toys-Japan.

	Divisional Store Count
	October 28, 2006	October 29, 2005	Increase / (Decrease)
Toys “R” Us – U.S.	587	674	(87)
Toys “R” Us – International (1)	662	634	28
Babies “R” Us	245	223	22

Total	1,494	1,531	(37)

(1)	Store count as of October 28, 2006 includes 314 wholly-owned and 348 licensed and franchised stores, of which 164 were in Toys-Japan. Store count as of October 29, 2005 includes 304 wholly-owned and 330 licensed and franchised stores, of which 161 were in Toys-Japan.

Toys-Japan Consolidation

We own a 47.9% ownership investment in the common stock of Toys-Japan. During the first quarter of 2006, we (together with our Sponsors) took control of a majority of the board of directors of Toys-Japan. As a result of this control, our ownership in Toys-Japan and other factors, we have consolidated the results of Toys-Japan into our condensed consolidated financial statements for all periods of fiscal 2006. We had previously accounted for our investment in Toys-Japan using the “equity method” of accounting.

We currently guarantee 80% of Toys-Japan’s three installment loans from a third party in Japan, totaling 5.6 billion yen ($48 million). These loans have annual interest rates of 2.6% – 2.8% and are due from 2012 to 2014 and are reported as part of the Toys “R” Us-Japan, Ltd. Bank loans of $156 million at October 28, 2006. See Note 9 to our condensed consolidated financial statements entitled “Seasonal financing and long-term debt”.

The following unaudited pro forma financial information for the thirteen weeks and thirty-nine weeks ended October 28, 2006 excludes the consolidated results of Toys-Japan in order to provide a comparable presentation to our reported results for the thirteen weeks and thirty-nine weeks ended October 29, 2005, which accounted for Toys-Japan using the equity method of accounting.

The unaudited pro forma financial information is not necessarily indicative of our future results of operations:

Unaudited Pro Forma Condensed Consolidated Statement of Operations

	13 Weeks Ended
(In millions)	October 28, 2006 (As reported)	October 28, 2006 Toys-Japan	October 28, 2006 Elimination	October 28, 2006 (Pro forma)	October 29, 2005 (As reported)
Net sales	$2,517	$342	$—	$2,175	$2,157
Cost of sales	1,673	256	—	1,417	1,463

Gross margin	844	86	—	758	694
Selling, general and administrative expenses	785	94	(7)	698	678
Depreciation and amortization	92	15	—	77	86
Net gains on sales of properties	(109)	—	—	(109)	—
Restructuring (reversals) charges and other	(1)	—	—	(1)	(1)
Transaction and related costs	—	—	—	—	2

Total operating expenses	767	109	(7)	665	765

Operating earnings (loss)	77	(23)	7	93	(71)
Other (expense) income:
Interest expense	(141)	(1)	—	(140)	(125)
Interest income	4	2	—	2	2

(Loss) earnings before income taxes and minority interest	(60)	(22)	7	(45)	(194)
Income tax benefit	82	8	—	74	68
Minority interest	7	—	7	—	—

Net income (loss)	$29	$(14)	$14	$29	$(126)

Unaudited Pro Forma Condensed Consolidated Statement of Operations (Continued)

	39 Weeks Ended
(In millions)	October 28, 2006 (As reported)	October 28, 2006 Toys-Japan	October 28, 2006 Elimination	October 28, 2006 (Pro forma)	October 29, 2005 (As reported)
Net sales	$7,319	$1,018	$—	$6,301	$6,388
Cost of sales	4,813	734	—	4,079	4,226

Gross margin	2,506	284	—	2,222	2,162
Selling, general and administrative expenses	2,228	289	(7)	1,946	1,980
Depreciation and amortization	305	31	—	274	269
Net gains on sales of properties	(109)	—	—	(109)	—
Restructuring (reversals) charges and other	4	—	—	4	4
Transaction and related costs	—	—	—	—	402
Loss on early extinguishment of debt and contract settlement fees	—	—	—	—	22

Total operating expenses	2,428	320	(7)	2,115	2,677

Operating earnings (loss)	78	(36)	7	107	(515)
Other (expense) income:
Interest expense	(401)	(3)	—	(398)	(211)
Interest income	17	4	—	13	22

(Loss) earnings before income taxes and minority interest	(306)	(35)	7	(278)	(704)
Income tax benefit	184	20	—	164	178
Minority interest	8	—	8	—	—

Net (loss) income	$(114)	$(15)	$15	$(114)	$(526)

Unaudited Pro Forma Condensed Consolidated Balance Sheet

	October 28, 2006 (As reported)	October 28, 2006 Toys-Japan	October 28, 2006 Elimination	October 28, 2006 (Pro forma)	October 29, 2005 (As reported)
ASSETS
Current Assets:
Cash and cash equivalents	$393	$9	$—	$384	$324
Accounts and other receivables	142	23	—	119	158
Merchandise inventories	3,073	261	—	2,812	3,063
Assets held for sale	11	—	—	11	5
Prepaid expenses, current deferred tax assets and other current assets	315	64	—	251	172

Total current assets	3,934	357	—	3,577	3,722
Property and equipment, net	4,331	306	—	4,025	4,261
Goodwill, net	365	10	4	359	353
Deferred tax assets	610	6	—	604	653
Restricted cash	151	—	—	151	—
Other assets	518	301	117	334	381

	$9,909	$980	$121	$9,050	$9,370

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Short-term borrowings	$285	$285	$—	$—	$—
Accounts payable	1,619	209	—	1,410	1,499
Accrued expenses and other current liabilities	834	33	—	801	751
Income taxes payable	107	1	—	106	95
Current portion of long-term debt	65	19	—	46	453

Total current liabilities	2,910	547	—	2,363	2,798
Long-term debt	6,716	142	—	6,574	6,331
Deferred tax liabilities	507	—	—	507	629
Deferred rent liabilities	258	—	—	258	276
Other non-current liabilities	265	39	—	226	195
Minority interest in Toys “R” Us Japan	131	—	(131)	—	—
Total Stockholders’ (deficit) equity	(878)	252	252	(878)	(859)

	$9,909	$980	$121	$9,050	9,370

Net income (loss)

13 Weeks Ended				39 Weeks Ended
October 28, 2006	October 29, 2005	(Increase)/ Decrease	% Change	October 28, 2006	October 29, 2005	(Increase)/ Decrease	% Change
$29	$(126)	$155	123.0%	$(114)	$(526)	$412	78.3%

Net loss improved by $155 million, resulting in net income of $29 million for the thirteen weeks ended October 28, 2006, compared to the same period last year. Excluding the impact of Toys-Japan, the net loss decreased in the third quarter of 2006 primarily due to the gain of $109 million related to the sales of 38 stores to Vornado Surplus 2006 Realty LLC and one property in the U.K. (described in Note 3 to our condensed consolidated financial statements entitled “Net gains on sales of properties”), an improvement in gross margin of $64 million, a decrease in depreciation of $9 million due to the retirement of assets relating to the 2005 restructuring initiatives, as well as an increase in income tax benefit of $6 million. The decrease in net loss was partially offset by an increase in interest expense of $15 million as a result of increased borrowings, as well as an increase in selling, general, and administrative expenses (“SG&A”) of $20 million.

Net loss improved by $412 million, resulting in a net loss of $114 million for the thirty-nine weeks ended October 28, 2006, compared to the same period last year. Excluding the impact of Toys-Japan, the net loss decreased primarily due to the absence of the merger transaction-related costs of $402 million incurred in the second quarter of 2005, the gain of $109 million related to the sales of 38 stores to Vornado Surplus 2006 Realty LLC and one property in the U.K. (described in Note 3 to our condensed consolidated financial statements entitled “Net gains on sales of properties”), an improvement in gross margin of $60 million, savings in SG&A expenses of $34 million which were primarily attributable to store closings in Toys-U.S., and the absence of the loss on early extinguishment of debt and contract settlement fee expense of $22 million. The decrease in net loss was partially offset by an increase in interest expense of $187 million as a result of increased borrowings related to the merger transaction in fiscal 2005, a decrease in income tax benefit of $14 million and a decrease in interest income of $9 million due to lower average cash balances.

Net sales

	13 Weeks Ended				39 Weeks Ended
($ in millions)	October 28, 2006	October 29, 2005	Percentage Growth/ (Decline)	% of Net sales	October 28, 2006	October 29, 2005	Percentage Growth/ (Decline)	% of Net sales
Toys “R” Us – U.S	$981	$1,103	(11.1)%	39.0%	$2,964	$3,320	(10.7)%	40.5%
Toys “R” Us – International (1)	939	533	76.2%	37.3%	2,604	1,502	73.4%	35.6%
Babies “R” Us	597	521	14.6%	23.7%	1,751	1,566	11.8%	23.9%

Total net sales	$2,517	$2,157	16.7%	100%	$7,319	$6,388	14.6%	100%

(1)	International includes net sales of Toys-Japan of $342 million and $1,018 million, for the thirteen weeks and thirty-nine weeks ended October 28, 2006, respectively.

For the thirteen weeks ended October 28, 2006, net sales increased by $360 million, or 16.7%, to $2.5 billion from $2.2 billion for the same period last year. Net sales for the thirteen weeks ended October 28, 2006 included $342 million of sales due to the consolidation of Toys-Japan, and the impact of foreign currency translation that increased net sales by $27 million. Excluding the impact of Toys-Japan and foreign currency translation, net sales decreased by $9 million, or 0.4%, for the thirteen weeks ended October 28, 2006, compared to the same period last year.

The decrease in net sales for the thirteen weeks ended October 28, 2006, excluding the impact of Toys-Japan and foreign currency translation, was primarily the result of declines in net sales of $122 million, or 11.1%, in Toys-U.S., compared to the same period last year. Net sales for Toys-U.S. decreased primarily due to the closing of 87 toy stores since October 29, 2005, which was partially offset by a 0.4% increase in comparable store net sales. This net decrease in net sales was partially offset by net sales increases in Babies of $76 million or 14.6%, and $37 million or 6.9% in International. The increases in net sales in Babies and International were primarily due to the addition of 22 Babies “R” Us stores in the United States and 10 wholly owned International stores. In addition, comparable store net sales in Babies and International showed increases of 6.2%, and 5.3%, respectively.

For the thirty-nine weeks ended October 28, 2006, net sales increased by $931 million, or 14.6%, to $7.3 billion from $6.4 billion for the same period last year. Net sales for the thirty-nine weeks ended October 28, 2006 included $1,018 million of sales due to the consolidation of Toys-Japan, and the impact of foreign currency translation that increased net sales by $26 million. Excluding the impact of Toys-Japan and foreign currency translation, total net sales decreased by $113 million, or 1.8%, for the thirty-nine weeks ended October 28, 2006, compared to the same period last year.

The decrease in net sales for the thirty-nine weeks ended October 28, 2006, excluding the impact of Toys-Japan and foreign currency translation, was primarily the result of a decline in net sales of $356 million, or 10.7%, in Toys-U.S., compared to the same period last year. Net sales in Toys-U.S. decreased primarily due to the closing of 87 toy stores since October 29, 2005, and a decline in comparable store net sales of 2.3%. This decrease in net sales in Toys-U.S. was partially offset by a net sales increase in Babies of $185 million, or 11.8%, and a net sales increase in International of $58 million, or 3.9%. The increase in net sales in Babies was primarily due to the addition of 22 Babies “R” Us stores in the United States, and the increase in International was primarily due to the opening of 10 wholly owned International stores since October 29, 2005. In addition, comparable store net sales in Babies and International showed increases of 5.5% and 2.9%, respectively.

Toys “R” Us – U.S.

Net sales for Toys-U.S. decreased by $122 million, or 11.1%, to $981 million for the thirteen weeks ended October 28, 2006, from $1,103 million for the same period last year. The closing of 87 toy stores in the United States since October 29, 2005 contributed approximately $89 million to the net sales decline. Comparable store net sales increased 0.4% for the thirteen weeks ended October 28, 2006.

Comparable store net sales were primarily impacted by increases in core toy products and learning categories. These increases were driven mainly by a strong back to school season and items associated with the “Cars” theatrical release. Sales of infant and pre-school categories were also strong. These results were offset by lower apparel sales and lower juvenile sales. Apparel sales were impacted by reduced advertising and the elimination of larger size ranges and accompanying accessories. Juvenile sales were impacted by sales declines in furniture and infant care categories.

Net sales for Toys – U.S. decreased by $356 million, or 10.7%, to $2,964 million for the thirty-nine weeks ended October 28, 2006, from $3,320 million for the same period last year. The closing of 87 toy stores in the United States since October 29, 2005 contributed approximately $254 million to the net sales decline. In addition, comparable store net sales declined 2.3% for the thirty-nine weeks ended October 28, 2006.

Comparable store net sales were primarily impacted by decreases in video games software, hardware and accessories, juvenile categories, and apparel. These decreases were partially offset by increases in outdoor seasonal categories, toy sports, and learning categories. Video game products were impacted by price deflation in video game hardware, including Sony PS2, in anticipation for Sony’s PS3 and Nintendo’s Wii launches in November 2006. Juvenile sales were impacted by sales declines in furniture and infant care categories. Apparel sales were impacted by reduced advertising and the elimination of larger size ranges and accompanying accessories. The increase in outdoor seasonal categories was primarily driven by swing sets. The toy sports category improved due to the successful launch of the private label programs and increased advertising. The learning categories increased due to a strong back to school selling season.

Toys “R” Us – International

Net sales for International increased by $406 million, or 76.2%, to $939 million for the thirteen weeks ended October 28, 2006, from $533 million for the same period last year. Excluding the $342 million of net sales due to the consolidation of Toys-Japan, and a $27 million increase in net sales due to the foreign currency translation, International net sales showed an increase of $37 million, or 6.9%, for the thirteen weeks ended October 28, 2006, compared to the same period last year. The increase in net sales, excluding the impact of Toys-Japan and foreign currency translation, was driven primarily by the opening of 10 wholly owned International stores since October 29, 2005, as well as comparable net sales increases of 5.3% for the thirteen weeks ended October 28, 2006.

Comparable store net sales were primarily impacted by increases in infant care categories, learning categories, and core toys categories, which were partially offset by decreases in electronics categories. The increase in infant care categories was primarily due to increases in car seats sales and growth in strollers, furniture, and home décor. The increase in learning categories was primarily due to increases in educational electronics products, and games. The increase in core toy categories was driven by the strong sales of products related to the “Cars” movie and strength in dolls. Electronics decreased due to price deflation in Sony’s PS2.

Net sales for International increased by $1,102 million, or 73.4%, to $2,604 million for the thirty-nine weeks ended October 28, 2006 from $1,502 million for the same period last year. Excluding the $1,018 million of net sales increase due to the consolidation of Toys-Japan, and a $26 million increase in net sales due to the foreign currency translation, International net sales increased by $58 million, or 3.9%, for the thirty-nine weeks ended October 28, 2006, compared to the same period last year. The increase in net sales, excluding the impact of Toys-Japan and foreign currency translation, was driven primarily by the opening of 10 wholly-owned International stores since October 29, 2005, as well as an increase in comparable store net sales for the thirty-nine weeks ended October 28, 2006 of 2.9%.

Comparable store net sales were primarily impacted by increases in infant care products and learning categories, which were partially offset by decreases in electronics categories and core toys categories. The increase in infant care categories was primarily due to increases in car seats sales and growth in strollers, furniture, and home décor. The increase in learning categories was primarily due to increases in educational electronics products, and games. Electronics decreased due to price deflation in Sony’s PS2. The decrease in core toys was primarily due to the “Star Wars” movie release last year.

Babies “R” Us

Net sales for Babies increased by $76 million, or 14.6%, to $597 million for the thirteen weeks ended October 28, 2006, from $521 million for the same period last year. The increase in net sales was primarily driven by the opening of 22 Babies “R” Us stores in the United States since October 29, 2005 and comparable store net sales increases of 6.2%.

Comparable store net sales were primarily impacted by increases in commodities categories including diapers, wipes, food and formula, in addition to increases in infant care products and apparel. The increase in commodities was primarily due to changing trends in food and formula, and an increase in new value packaging. The increase in infant care products was due to an increase in sales of higher price point items. The increase in apparel sales was primarily due to increased color, size and style assortments, as well as expanded private label offerings.

Net sales for Babies increased by $185 million, or 11.8%, to $1,751 million for the thirty-nine weeks ended October 28, 2006, from $1,566 million for the same period last year. The increase in net sales was primarily driven by the opening of 22 Babies “R” Us stores in the United States since October 29, 2005 and comparable store net sales increases of 5.5%.

Comparable store net sales were impacted by increases in commodities categories including diapers, wipes, food and formula, in addition to increases in infant care products, apparel, and baby gear. The increase in commodities was primarily due to changing trends in food and formula, and an increase in new value packaging. The increase in infant care products was due to an increase in sales of higher price point items. The increase in apparel sales was primarily due to increased color, size and style assortments, as well as expanded private label offerings. The increase in baby gear was due to expansion of new products.

Cost of sales and gross margin

The following costs are included in “Cost of Sales”:

•	the cost of acquired merchandise from vendors;

•	freight in;

•	markdowns;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	Gross Margin				Gross Margin as a Percentage of Net Sales
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended		39 Weeks Ended
($ in millions)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Toys “R” Us – U.S	$288	$291	$938	$1,000	29.4%	26.4%	31.6%	30.1%
Toys “R” Us – International (1)	322	203	899	570	34.3%	38.1%	34.5%	37.9%
Babies “R” Us	234	200	669	592	39.2%	38.4%	38.2%	37.8%

Total Gross Margin	$844	$694	$2,506	$2,162	33.5%	32.2%	34.2%	33.8%

(1)	International includes Toys-Japan gross margin of $86 million and $284 million for the thirteen weeks and thirty-nine weeks ended October 28, 2006, respectively. The gross margin of Toys-Japan for the thirteen and thirty-nine weeks ended October 28, 2006 as a percentage of net sales was 25.1% and 27.9%, respectively. This was significantly below the average of our other International businesses of 39.5% and 38.8%, respectively. Toys-Japan’s lower gross margin as a percentage of net sales is due to a higher mix of sales of lower margin electronic and video products.

Gross margin increased by $150 million to $844 million for the thirteen weeks ended October 28, 2006, from $694 million for the same period last year. Gross margin, as a percentage of net sales increased by 1.3 percentage points for the thirteen weeks ended October 28, 2006, compared to the same period last year. Gross margin included $86 million due to the consolidation of Toys-Japan. Excluding the impact of Toys-Japan, gross margin as a percentage of net sales increased by 2.7 percentage points and increased $64 million.

Excluding the impact of the consolidation of Toys-Japan, the increase in gross margin as a percentage of net sales was primarily due to a 1.0 percentage point increase in initial markup and a 1.6 percentage point decrease in markdowns. The increase in initial markup was primarily due to strong sales of higher margin infant care, learning and core toy products in International, increased sales of higher margin items such as apparel, bedding, and infant care product in Babies, and improved margins in core toy categories and infant toys in Toys-U.S. Markdown costs decreased primarily due to a high level of clearance activity in 2005 that was not repeated in 2006.

Gross margin increased by $344 million to $2,506 million for the thirty-nine weeks ended October 28, 2006, from $2,162 million for the same period last year. Gross margin as a percentage of net sales increased by 0.4 percentage points for the thirty-nine weeks ended October 28, 2006, compared to the same period last year. Gross margin included $284 million due to the consolidation of Toys-Japan. Excluding the impact of Toys-Japan, gross margin as a percentage of net sales increased by 1.5 percentage points and increased $60 million.

Excluding the impact of the consolidation of Toys-Japan, the increase in total gross margin as a percentage of net sales was primarily due to a 0.5 percentage point increase in initial markup and a 0.8 percentage point decrease in markdowns. The increase in initial markup was primarily due to strong sales of higher margin infant care, learning and core toy products in International, increased sales of higher margin items such as apparel, bedding and infant care product in Babies, and improved margins in core toy categories, and infant toys and juvenile products in Toys-U.S. Markdown costs decreased primarily due to a high level of clearance activity in 2005 that was not repeated in 2006.

Toys “R” Us – U.S.

Gross margin decreased by $3 million to $288 million for the thirteen weeks ended October 28, 2006, from $291 million for the same period last year. Gross margin as a percentage of net sales for the thirteen weeks ended October 28, 2006 increased 3.0 percentage points compared to the same period last year. The increase in gross margin as a percentage of net sales was primarily due to a 0.5 percentage point increase in initial markup, and a 2.3 percentage point decrease in markdown costs. The increase in initial markup was driven by improved margins in several core toy categories and infant toys. Video platforms, accessories and software all had improved margins resulting from improved availability of more established systems and established software titles. Markdown costs decreased primarily due to a high level of clearance activity in 2005 that was not repeated in 2006.

Gross margin decreased by $62 million to $938 million for the thirty-nine weeks ended October 28, 2006 from $1,000 million for the same period last year. Gross margin as a percentage of net sales for the thirty-nine weeks ended October 28, 2006 increased 1.5 percentage points compared to the same period last year. The increase in gross margin as a percentage of net sales was primarily due to a 0.3 percentage point increase in initial markup, and a 1.2 percentage point decrease in markdown costs. The increase in initial markup was driven by improved margins in several core toy categories and infant toys. Video platforms, accessories and software all had improved margins resulting from improved availability of more established systems and established software titles. The juvenile categories also improved driven by private label products. Markdown costs decreased primarily due to a high level of clearance activity in 2005 that was not repeated in 2006.

Toys “R” Us – International

Gross margin increased by $119 million to $322 million for the thirteen weeks ended October 28, 2006, compared to $203 million in the same period last year. Gross margin as a percentage of net sales for the thirteen weeks ended October 28, 2006, decreased 3.8 percentage points, compared to the same period last year. Excluding the impact of the consolidation of Toys-Japan, gross margin increased by $33 million and 1.4 percentage points as a percentage of net sales. The increase in gross margin, excluding the impact of Japan, as a percentage of net sales was primarily due to an increase in initial markup of 1.5 percentage points. The increase in initial markup was due to the strong sales of higher margin infant care, learning and core toy products, improvements in the merchandise mix, competitive pricing initiatives, and decreased sales of lower margin electronic and video products.

Gross margin increased by $329 million to $899 million for the thirty-nine weeks ended October 28, 2006, from $570 million for the same period last year. Gross margin as a percentage of net sales for the thirty-nine weeks ended October 28, 2006 decreased 3.4 percentage points, compared to the same period last year. Excluding the impact of the consolidation of Toys-Japan, gross margin increased by $45 million and 0.8 percentage points as a percentage of net sales. The increase in gross margin, excluding the impact of Japan, as a percentage of net sales was primarily due to an increase in initial markup, which contributed a 0.8 percentage point increase. The increase in initial markup was due to strong sales of higher margin infant care and learning products, improvements in the merchandise mix, competitive pricing initiatives, and decreased sales of lower margin electronic and video products.

Babies “R” Us

Gross margin increased by $34 million to $234 million for the thirteen weeks ended October 28, 2006 from $200 million for the same period last year. Gross margin as a percentage of net sales for the thirteen weeks ended October 28, 2006 increased 0.8 percentage points compared to the same period last year. The increase in gross margin as a percentage of net sales was primarily due to an increase in initial markup, which resulted in an increase of 0.9 percentage points. The increase in initial markup was due to increased sales of higher margin items such as apparel, bedding and infant care.

Gross margin increased by $77 million to $669 million for the thirty-nine weeks ended October 28, 2006 from $592 million for the same period last year. Gross margin as a percentage of net sales for the thirty-nine weeks ended October 28, 2006 increased 0.4 percentage points compared to the same period last year. The increase in gross margin as a percentage of net sales was due to an increase in initial markup, which contributed a 0.4 percentage point increase. The increase in initial markup was due to increased sales of higher margin products such as apparel, bedding, and infant care.

Selling, general and administrative expenses (SG&A)

	SG&A				SG&A as a Percentage of Net sales
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended		39 Weeks Ended
($ in millions)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Toys “R” Us Consolidated (1)	$785	$678	$2,228	$1,980	31.2%	31.4%	30.4%	31.0%

(1)	Includes SG&A of Toys-Japan of $94 million and $289 million for the thirteen weeks and thirty-nine weeks ended October 28, 2006, respectively.

The following costs are included in SG&A expenses:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising expenses;

•	costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores;

•	other corporate-related expenses.

SG&A expenses increased $107 million to $785 million for the thirteen weeks ended October 28, 2006 from $678 million for the same period last year. As a percentage of net sales, SG&A expenses decreased 0.2 percentage points. SG&A expenses included $94 million of expenses due to the consolidation of Toys-Japan. Excluding the impact of Toys-Japan, SG&A expenses increased $20 million, and by 0.7 percentage points as a percentage of net sales for the thirteen weeks ended October 28, 2006, compared to the same period last year.

Excluding the impact of the consolidation of Toys – Japan, the increase in SG&A expenses for the thirteen weeks ended October 28, 2006 compared to the same period last year was primarily due to increases in International, Babies and Corporate. SG&A expenses at International and Babies increased due to higher payroll costs and store occupancy expenses as a result of store openings, and increased at Corporate due to higher severance expense and other compensation costs. Partially offsetting these increases were decreases in Toys – U.S. due to lower store occupancy costs, and payroll costs as a result of store closings, a reduction in fees after terminating our agreement with Amazon.com, as well as the absence of insurance expenses associated with Hurricane Katrina in 2005.

SG&A expenses increased $248 million to $2,228 million for the thirty-nine weeks ended October 28, 2006 from $1,980 million for the same period last year. As a percentage of net sales, SG&A expenses decreased 0.6 percentage points. SG&A expenses included $289 million of expenses due to the consolidation of Toys-Japan. Excluding the impact of Toys-Japan, SG&A expenses decreased by $34 million, and by 0.1 percentage points as a percentage of net sales, for the thirty-nine weeks ended October 28, 2006, compared to the same period last year.

Excluding the impact of the consolidation of Toys – Japan, the decrease in SG&A expenses for the thirty-nine weeks ended October 28, 2006 compared to the same period last year was primarily due to decreases in Toys – U.S. and was partially offset by increases in International, Babies and Corporate. SG&A expenses at Toys – U.S. decreased primarily due to lower store occupancy expenses and payroll costs as a result of store closings, in addition to a reduction in fees after terminating our agreement with Amazon.com, and the absence of insurance expenses associated with Hurricane Katrina in 2005. Partially offsetting these decreases were increases in payroll costs and store occupancy expenses at International and Babies as a result of store openings. In addition, Corporate expenses increased primarily due to higher professional fees and severance expense.

Merger transaction and related costs

We recorded expenses of $2 million and $402 million for the thirteen weeks and thirty-nine weeks ended October 29, 2005, respectively. During the thirteen weeks ended October 29, 2005, we revised our estimates for transaction and related expenses and recorded an additional $2 million of legal expenses. For the thirty-nine weeks ended October 29, 2005, these costs reflected expenses related to the merger transaction of $144 million, compensation expenses associated with the merger transaction related to stock options and restricted stock of $222 million, as well as payments of severance, bonuses and related payroll taxes of $36 million. We did not have any merger transaction and related costs for the thirteen weeks and thirty-nine weeks ended October 28, 2006.

Restructuring and other charges

On January 5, 2006, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. By the end of the first quarter 2006, all 87 stores had been closed. Twelve of these stores have been converted into Babies “R” Us stores, resulting in the permanent closing of 75 store locations, of which 38 were sold to Vornado as of October 28, 2006, with 6 additional properties expected to be sold to Vornado in the first quarter of 2007 (see Note 3 to our condensed consolidated financial statements entitled “Net gains on sales of properties”).

For the thirteen weeks ended October 28, 2006, related to our 2005 initiatives, we reversed $4 million of reserves primarily for previously recorded lease commitments on properties sold during the third quarter of 2006, and incurred $3 million of charges for lease commitments related to our 2003 initiatives.

For the thirty-nine weeks ended October 28, 2006, related to our 2005 initiatives, we incurred gross charges of $33 million, and reversed $4 million of severance charges and lease commitments related to this initiative. The $33 million of charges included $3 million of inventory markdowns and liquidator fees that were recorded in cost of sales, and $24 million of accelerated depreciation related to the closed and converted stores. The remaining $6 million of costs and charges, included in restructuring and other charges in the condensed consolidated statement of operations, consisted of $5 million relating to lease commitments and $1 million relating to asset impairment of fixed assets and disposal charges. These charges were partially offset by the reversal of $3 million of lease commitments on properties sold and $1 million of severance charges that we determined were no longer needed. As a result of the store closings, approximately 3,000 employee positions have been eliminated. Also during the thirty-nine weeks ended October 28, 2006, we incurred $3 million of charges and reversed $1 million of charges for disposal of fixed assets and lease commitments related to our 2003 initiatives.

For the thirty-nine weeks ended October 29, 2005, we incurred $9 million of charges. Five million dollars of these charges were stock option compensation charges that were recorded in selling, general and administrative expenses, as part of our 2004 restructuring reserves. The remaining $4 million were charges related to 2004 and earlier initiatives that were recorded in restructuring and other charges.

Loss on early extinguishment of debt and contract settlement fees

Loss on early extinguishment of debt and contract settlement fees was $22 million for the thirty-nine weeks ended October 29, 2005. This amount reflected the loss on early extinguishment of debt of $7 million related to the purchase of the notes associated with the equity security units and a contract settlement fee of $15 million related to the early termination of our synthetic lease for our Global Store Support Center in Wayne, New Jersey. We did not have similar expenses for the thirteen weeks and thirty-nine weeks ended October 28, 2006.

Interest expense

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Toys “R” Us Consolidated	$141	$125	$401	$211

Interest expense increased by $16 million to $141 million for the thirteen weeks ended October 28, 2006 from $125 million for the same period last year. The increase in interest expense for the thirteen weeks ended October 28, 2006 was primarily due to an increase in borrowings, as well as an increase in the weighted average interest rate and the write-off of deferred financing costs related to repayments of debt during the period.

Interest expense increased by $190 million to $401 million for the thirty-nine weeks ended October 28, 2006, compared to $211 million in the same period last year. The increase in interest expense for the thirty-nine weeks ended October 28, 2006 was primarily due to an increase in borrowings as a result of the merger transaction in fiscal 2005, as well as an increase in the weighted average interest rate and the write-off of deferred financing costs related to repayments of debt during the period.

Interest income

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Toys “R” Us Consolidated	$4	$2	$17	$22

Interest income increased by $2 million to $4 million for the thirteen weeks ended October 28, 2006 from $2 million for the same period last year due to higher average cash balances for the period.

Interest income decreased by $5 million to $17 million for the thirty-nine weeks ended October 28, 2006, from $22 million for the same period last year due to lower average cash balances for the period.

Taxes

The difference between the effective tax rates and the statutory rate for the thirteen and thirty-nine weeks ended October 28, 2006 resulted primarily from an increase in our estimate of worldwide income for the year, an increase in our estimate of dividends and foreign tax credits from foreign subsidiaries for the year, an increase in reserves for certain tax contingencies and a decrease in certain valuation allowances on deferred tax assets related to foreign net operating loss carryforwards.

During the thirteen weeks ended October 28, 2006 we reversed $80 million of valuation allowance on deferred tax assets related to foreign net operating loss carryforwards for subsidiaries where we have now concluded that it is more likely than not that such net operating loss carryforwards will be utilized and recorded $2 million of foreign tax credits. The tax benefits were offset in part by $16 million of reserves for estimated tax contingencies, $5 million of tax associated with non-deductible transaction costs, and $2 million of tax for certain non-deductible compensation paid to the Company’s executives.

During the thirteen weeks ended October 29, 2005, we recorded a $20 million benefit related to our Japanese investment, offset in part by taxes of $10 million for certain non-deductible compensation paid to the Company’s executives and $4 million for certain merger related costs.

During the thirty-nine weeks ended October 28, 2006, we reversed $86 million of valuation allowance on deferred tax assets related to foreign net operating loss carryforwards for subsidiaries where we have now concluded that it is more likely than not that such net operating loss carryforwards will be utilized and recorded $11 million of foreign tax credits. The tax benefits were offset in part by $9 million of reserves for estimated tax contingencies, $5 million of tax associated with non-deductible transaction costs, and $2 million of tax for certain non-deductible compensation paid to the Company’s executives.

During the thirty-nine weeks ended October 29, 2005, we recorded tax charges of $46 million related to our Japanese investment, $50 million for previously unrepatriated earnings, $44 million for non-deductible transaction costs, $14 million for the reversal of tax assets for expiring state net operating losses, and $10 million for certain non-deductible compensation paid to the Company’s executives. The tax impact was offset in part by tax benefits of $39 million associated with section 965 technical clarification, $30 million for reversal of valuation allowance on deferred tax assets related to state net operating loss carryforwards, and a $9 million reduction in reserves for certain tax contingencies.

Liquidity and Capital Resources

Overview

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our revolving credit facilities. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is received for the holiday selling season. Our largest source of operating cash flows is from customer sales. In general, our primary uses of cash are financing construction of new stores, remodeling existing stores, debt servicing, and providing for working capital, which principally represents the purchase of inventory.

We have been able to meet our cash needs principally by using cash on hand, cash flows from operations, our variable rate revolving credit facilities and the multi-currency revolving credit facilities. At October 28, 2006, we had availability of $840 million under our $2 billion secured revolving credit facility, and a total of $175 million availability under our $365 million multi-currency revolving credit facilities (£95 million and €145 million).

From time to time the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. See Note 18 in the condensed consolidated financial statements entitled “Subsequent events” for further details regarding affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co., L.P., participation in the Toys-Delaware unsecured credit facility.

Cash Flows

	39 Weeks Ended
(In millions)	October 28, 2006	October 29, 2005
Toys “R” Us Consolidated
Net cash used in operating activities	$(1,238)	$(987)
Net cash provided by investing activities	3	730
Net cash provided by (used in) financing activities	609	(611)
Effect of exchange rate fluctuations on cash	38	(40)

Net decrease in cash and equivalents	(588)	(908)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the thirty-nine weeks ended October 28, 2006 was $1,238 million, an increase of $251 million, compared to $987 million used in the same period last year. Excluding the impact of $76 million cash used in operating activities due to the consolidation of Toys-Japan, cash used in operating activities increased by $171 million. The increase in cash used in the operating activities was primarily the result of increased working capital requirements, increased interest payments on higher average debt balances and unfavorable impact of operating losses. Working capital was impacted by increased inventory balances as a result of low year-end inventory levels due to improved inventory management and accounts payable decreases as a result of timing of international payments to vendors. The increase in cash used for working capital and interest was partially offset by the absence of transaction costs related to the prior year merger transaction.

Cash Flows Provided by Investing Activities

During the thirty-nine weeks ended October 28, 2006, net cash provided by investing activities was $3 million, a decrease of $727 million, compared to net cash provided by investing activities of $730 million during the same period last year. Excluding the impact of $10 million cash used in investing activities due to the consolidation of Toys-Japan, cash provided by investing activities decreased by $717 million. The $717 million decrease in cash provided by investing activities was primarily the result of the absence of cash generated from the sale of $953 million short term investments in prior year and an increase in restricted cash of $44 million to meet the requirements under certain credit agreements, partially offset by a reduction in capital expenditures of $67 million primarily as a result of the absence of the purchase of our Wayne, N.J. headquarter facilities in prior year, and a $213 million increase in proceeds from the sale of fixed assets in fiscal 2006.

During the remainder of the fiscal year, we plan to expand our Babies store base in the United States and our Toys “R” Us store base internationally, which may moderately increase our level of capital expenditures related to store operations. However, we can provide no assurance that this expansion will occur. We anticipate the sale of our assets held for sale to occur during the first quarter of 2007.

Cash Flows Provided by (Used in) Financing Activities

During the thirty-nine weeks ended October 28, 2006, net cash provided by financing activities was $609 million compared to net cash used in financing activities of $611 million during the same period last year. Excluding the $83 million of cash provided by financing activities due to the consolidation of Toys-Japan, the net cash provided by financing activities increased by $1,133 million. This increase was primarily due to the prior year payment of $6,246 million for the repurchase of common stock, stock options and restricted stock, and equity security units and warrants in the prior year, and decreased capitalized debt issuance cost of $171 million. The increase was partially offset by a reduction in long-term borrowings of $1,503 million to $3,298 million, an increase in repayments of long-term borrowings of $2,244 million to $2,734 million, the absence of prior year capital contributions by our affiliates of $1,279 million, and $87 million of proceeds received from exercise of stock options in the prior year.

During the thirty-nine week period ended October 28, 2006, we used $730 million of long-term borrowings under our U.K. real estate credit facilities to pay down in part our $1.004 billion due under our European senior facility and used long-term borrowings made under the Secured Credit Facilities of $1.004 billion to repay in full $973 million of outstanding borrowings under the Bridge Loan

Agreement, dated July 21, 2005. We borrowed $957 million and repaid $121 million under our $2 billion secured revolving credit facility. We borrowed $374 million and repaid $193 million under our multi-currency revolving credit facilities. We also paid down our $250 million aggregate principal amount of 6.875% notes due August 1, 2006 and repaid $156 million of our $200 million asset sale facility due July 2008.

Indebtedness

During the thirty-nine weeks ended October 28, 2006, we made the following changes to our debt structure:

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

On July 19, 2006, Toys-Delaware, a subsidiary of Toys “R” Us, Inc. entered into secured credit facilities with a syndicate of financial institutions (the “Secured Credit Facilities”). The initial borrowings of $1.004 billion under the Secured Credit Facilities were used to repay in full $973 million of outstanding borrowings under the Bridge Loan Agreement, dated as of July 21, 2005 (the “Bridge Loan Agreement”), plus accrued and unpaid interest thereon and to pay related expenses. Certain of the lenders under the Secured Credit Facilities were also lenders under the Bridge Loan Agreement. The Secured Credit Facilities consist of an $804 million secured term loan facility and a $200 million asset sale facility. The term loan facility matures on July 19, 2012 and the asset sale facility matures on July 19, 2008. The term loan facility bears interest equal to LIBOR plus 4.25% per annum. Concurrently with entering into the new secured term loan facility, we entered into an interest rate swap to effectively fix the interest rate on $600 million of the secured term loan at 9.685% with a termination date of August 19, 2008. In addition, we entered into a forward starting interest rate cap effectively capping the LIBOR rate on $600 million of the secured term loan at 7.50% starting in August 2008 and terminating in August 2010. The asset sale facility bears interest equal to LIBOR plus 3.00% per annum until the three-month anniversary of the closing of the Secured Credit Facilities and LIBOR plus 3.50% per annum from the three-month anniversary of the closing date until the six-month anniversary and from and including the six-month anniversary of the closing date and thereafter LIBOR plus 4.00% per annum. In addition, obligations under the Secured Credit Facilities are guaranteed by substantially all domestic subsidiaries of Toys-Delaware and the borrowings thereunder are secured by accounts receivable, inventory and intellectual property of Toys-Delaware and the guarantors. The Secured Credit Facilities contain customary covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. If an event of default under the Secured Credit Facilities occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. At October 28, 2006, the unamortized discount recorded for the $804 million secured term loan facility was $4 million.

On October 18, 2006, Toys-Delaware used $156 million from the sale of the properties to repay a portion of the $200 million asset sale facility leaving an outstanding balance of $44 million. In connection with the principal repayment, a pro-rata portion of previously capitalized transaction costs in the amount of approximately $5 million was expensed.

On July 26, 2006, we and our wholly-owned subsidiary, Toys-Delaware, received a letter dated July 25, 2006 from an investment advisor to investors that beneficially hold a portion of the Debentures. The letter purported to be a “notice of default” relating to the Debentures. We informed the trustee under the Indenture that we are not in default under the Indenture. In connection with the Tender Offer described below, the investment advisor delivered a letter notice withdrawing its purported “notice of default” letter and waiving any purported default alleged or purported acceleration relating thereto, effective upon Toys Delaware’s acceptance of its tendered Debentures in the Tender Offer. The investment advisor tendered their Debentures in the Tender Offer, and as described below, the Tender Offer was consummated on December 1, 2006.

On August 1, 2006, we paid down our $250 million aggregate principal amount of our 6.875% notes, which were due on that day.

Subsequent to October 28, 2006, we made the following changes to our debt structure:

On November 2, 2006, Toys-Delaware commenced a cash tender offer for any and all of the outstanding Debentures and a related consent solicitation to effect certain amendments to the Indenture, eliminating all of the restrictive covenants and certain events of default in the Indenture. On November 30, 2006, the Tender Offer expired, and on December 1, 2006, the settlement date, Toys-Delaware accepted for payment all of the $178 million of the Debentures (representing approximately 89.2% of the Debentures) tendered in the Tender Offer. In conjunction with the Tender Offer, Toys-Delaware received consents from a majority of the holders, and we, Toys-Delaware and the trustee under the Indenture executed the second supplemental indenture to the Indenture, dated as of November 15, 2006, setting forth the amendments to the Indenture. The second supplemental indenture to the Indenture became operative upon Toys-Delaware’s acceptance of the tendered Debentures in the Tender Offer. The total consideration plus accrued and unpaid interest we paid to the holders whose Debentures were purchased in the Tender Offer was approximately $182 million. Toys-Delaware used a portion of the borrowings under the new $181 million unsecured senior credit facility described below to repurchase the Debentures tendered in the Tender Offer.

On December 1, 2006, Toys-Delaware entered into the Unsecured Credit Facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co., L.P., indirect equity owners of the Company, which each participated in 15% of the loan amount. The initial borrowings of $181 million were used to consummate the Tender Offer and pay related expenses. The Unsecured Credit Facility consists of a $181 million term loan. The term loan matures on January 19, 2013. The term loan bears interest equal to LIBOR plus 5.00% per annum, or at the option of Toys-Delaware, prime plus 4.00% per annum. In addition, obligations under the Unsecured Credit Facility are guaranteed by substantially all domestic subsidiaries of Toys-Delaware. The Unsecured Credit Facility contains customary covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. If an event of default under the Unsecured Credit Facility occurs and is continuing, the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.

Liquidity Outlook

Our next scheduled debt repayment is $800 million of our secured real estate loans due on August 9, 2007. The terms of these secured real estate loan agreements provide three one-year extensions at the election of the borrower. We have classified these loans as long-term debt as we have the ability and intent to extend the due date to August 9, 2008. Refer to Note 9 to our condensed consolidated financial statements entitled “Seasonal financing and long-term debt” for further details on the due dates of our long-term debt.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of operating leases related to real estate used in the operation of our business, and long-term debt. Refer to “CONTRACTUAL OBLIGATIONS AND COMMITMENTS” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Form 10-K for the period ended January 28, 2006, as well as Note 14 entitled “Commitments” of our condensed consolidated financial statements for details on our contractual obligations and commitments.

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

We are faced with interest rate risks resulting from interest rate fluctuations. We have a variety of fixed and variable rate debt instruments. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt. A change in interest rates on fixed rate debt does not impact the fair value of debt, earnings or cash flow. At October 28, 2006, we had variable rate debt instruments totaling $3.4 billion, including all interest rate hedging. A 1% increase in interest rates would have an unfavorable annualized impact on pre-tax earnings of $17 million and a 1% decrease in interest rates would have a favorable annualized impact on pre-tax earnings of $34 million. Refer to Notes 7 and 9 to the condensed consolidated financial statements entitled “Derivative instruments and hedging activities” and “Seasonal financing and long-term debt”, respectively, for further details.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (October 28, 2006), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based on our evaluation as of October 28, 2006, the material weakness in internal control over financial reporting described in Item 9A entitled “CONTROLS AND PROCEDURES” of the Annual Report on Form 10-K for the period ended January 28, 2006, has not been remediated, and therefore our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (October 28, 2006).

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

The Company’s Remediation Initiatives

In our ongoing effort to remediate the material weakness in our financial closing and reporting process, as first disclosed in Item 9A entitled “CONTROLS AND PROCEDURES” of the Annual Report on Form 10-K for the period ended January 28, 2006, we implemented the following measures as part of our ongoing remediation plan:

•	We hired a Director - Financial Reporting who reports to the Vice President - Controller and is responsible for identifying current accounting developments, implementing new accounting pronouncements and evaluating emerging accounting issues in a timely manner. This person has enhanced the level of knowledge and experience within the general accounting and financial reporting functions and has increased our awareness about relevant accounting and financial reporting matters.

•	We hired a Director – Financial Systems Implementation who is working with the Vice President - Controller and the Director – Financial Reporting on the implementation of a software application that will automate and improve the planning, budgeting, forecasting, consolidation and closing processes. Management is preparing to evaluate the effectiveness of the consolidation module commencing in the fourth quarter.

•	We hired a Vice President - Operations Accounting, who reports to the Executive Vice President - Chief Financial Officer. The functions of payroll, accounts payable, and sales audit, which previously reported to the Controller, now report to this individual.

•	We hired a Senior Director – Taxes who reports to the Senior Vice President – Taxes who will supervise the compilation of our quarterly and annual income tax provisions, review our federal and state income tax and franchise tax returns and coordinate the various domestic tax audits. This person has increased the level of technical knowledge within the tax function and will enhance the level of monitoring of the income tax processes.

•	We hired a Director – International Taxes who reports to the Senior Vice President – Taxes who will coordinate the tax accounting for our foreign subsidiaries, coordinate the various foreign tax audits and supervise the preparation of the international portions of the U.S. federal income tax return. This person has increased the level of technical knowledge within the tax function and improved our oversight of international tax matters.

•	The tax department has enhanced the quarterly process to timely identify and evaluate transactions, events and changes in tax laws or regulations and to determine their effect on our tax provisions, balances and disclosures. The enhancement consists of supplementary reviews with senior financial management to ensure that all relevant information and guidance is considered in the determination of proper tax accounting treatment.

•	The tax department is implementing a software application that will automate and improve the process for computing our domestic tax provisions and will facilitate the recordkeeping, analysis and roll-forward of the related tax balances, including deferred tax assets, liabilities and valuation allowances. Management is preparing to evaluate the effectiveness of this software commencing in the fourth quarter and is planning to implement the international module of this application in 2007.

•	We hired a Director – Real Estate Accounting who reports to the Vice President - Controller and is responsible for the accounting for leases and other real estate transactions. This individual has enhanced the level of technical knowledge in the property accounting function and has increased the level of supervision of property accounting processes. This individual is also responsible for coordinating the implementation of a property management system that will improve our ability to track and record leases. Management is currently evaluating several software applications and is planning to begin implementing a new system in 2007.

•	We hired a Director – Sarbanes Oxley Compliance who reports to the Director – Internal Audit and coordinates management’s annual internal control assessment process required by Section 404 of the Sarbanes-Oxley Act of 2002. This person manages the outside firms that we have engaged to assist us with our documentation and testing requirements. The hiring of this individual and the engagement of external consultants has allowed our internal audit function to re-focus on operational, compliance and other important areas in addition to financial reporting controls.

•	We hired an Information Security Manager who reports to the Executive Vice President - Chief Financial Officer and is responsible for the ongoing development and implementation of internal controls over the security of financial and other information processed by or residing in the Company’s systems and manual books of record. This individual is also responsible for developing and delivering training to Company employees about procedures and techniques to secure Company data.

In addition to the remediation efforts described above, we have hired additional managers and staff into the general accounting, tax, property accounting, financial reporting and internal audit functions. These placements represent a significant portion of our planned hiring activities. We are also realigning the responsibilities of existing staff to optimize our resources and to improve internal controls over financial reporting. The additions to our staff have allowed us to institutionalize the processes necessary to satisfy new lender and legal entity reporting requirements while increasing the amount of management oversight of our tax, property accounting, general accounting and financial reporting functions.

Although the above steps represent significant progress toward remediation of our material weakness in internal control over financial reporting, as discussed in Item 9A entitled “CONTROLS AND PROCEDURES” of the Annual Report on Form 10-K for the period ended January 28, 2006, certain important elements of our remediation plan are not yet in place. Moreover, even after all of the remediation steps are implemented, sufficient experience with the remediation steps must be achieved for the remediation steps to be deemed reliable. Taken as a whole, our remediation steps to date are not sufficient for us to conclude at this time that the material weakness as described in our 2005 10-K has been remediated. However, it is expected that the remediation steps taken to date will improve the financial closing and reporting process during the remainder of the current fiscal year.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 15 to the Condensed Consolidated Financial Statements entitled “Litigation and legal proceedings” for a discussion of material legal proceedings.

Item 1A. Risk Factors

At October 28, 2006, there had not been any material changes to the information reported under the ITEM 1A. “RISK FACTORS” of the Company’s Annual Report on Form 10K for the year ended January 28, 2006.

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

TOYS “R” US, INC. (Registrant)

Date: December 12, 2006	/s/ F. CLAY CREASEY, JR.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1	Employment Letter to Richard L. Markee, dated as of October 13, 2006.

10.2	Consulting Agreement between Toys “R” Us, Inc. and Richard L. Markee, dated as of October 13, 2006.

10.3	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Richard Ruppert, dated as of October 31, 2006.

10.4	Contract of Sale, dated as of September 13, 2006, by and between Toys “R” Us – Delaware, Inc., MAP 2005 Real Estate, LLC and VNO Surplus 2006 LLC.

10.5	Second Supplemental Indenture, dated as of November 15, 2006, among Toys “R” Us – Delaware, Inc., Toys “R” Us, Inc. and The Bank of New York, as trustee.

10.6	Credit Agreement, dated as of December 1, 2006, by and among Toys “R” Us – Delaware, Inc., as the Borrower, Banc of America Bridge LLC, as Administrative Agent and as Syndication Agent and Banc of America Securities LLC as Lead Arranger.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.