Form 10-K
period 2007-02-03
TOYS R US INC
filed 2007-05-15
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

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

As of February 3, 2007, there were outstanding 1,000 shares of common stock, $0.01 par value per share, of Toys “R” Us, Inc. (all of which are owned by Toys “R” Us Holdings, Inc., our parent holding company, and are not publicly traded).

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases. These statements discuss, among other things, our strategy, store openings and renovations, future financial or operational performance, anticipated cost savings, results of store closings and restructurings, anticipated domestic or international development, future financings, and other goals and targets. These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of our business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, our dependence on key vendors for our merchandise, domestic and international events affecting the delivery of toys and other products to our stores, economic, political and other developments associated with our international operations, existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A. entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our reports and documents filed with the Securities Exchange Commission. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Explanatory Note

Subsequent to filing our Annual Report on Form 10-K with the Securities and Exchange Commission on April 28, 2006 we discovered our previously issued consolidated financial statements included errors in accounting for income taxes. The errors resulted in an overstatement of current and non-current deferred tax assets and liabilities. As a result, we have restated the previously issued consolidated annual financial statements. The restatement adjustments did not impact our previously reported Consolidated Statements of Operations, Consolidated Statements of Cash Flows, or Consolidated Statements of Stockholders’ (Deficit) Equity.

PART I

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, as used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries. Based on sales, we believe, we are the largest specialty retailer of toys in the United States and Puerto Rico, and the only national specialty retailer of baby-juvenile products in the United States. As of February 3, 2007, we and our franchisees and licensees operated 586 Toys “R” Us stores in the United States, 251 Babies “R” Us specialty baby-juvenile stores in the United States and 678 international stores in 33 countries, of which 658 were Toys “R” Us stores and 20 were Babies “R” Us stores. Included in the 678 international stores were 190 licensed or franchised stores. We sell merchandise through our Internet sites at www.toysrus.com and www.babiesrus.com in the United States, and through other Internet sites internationally. Toys “R” Us, Inc. is incorporated in the state of Delaware.

Our retail business began in 1948 when founder Charles Lazarus opened a baby furniture store, Children’s Bargain Town, in Washington, D.C. The Toys “R” Us name made its debut in 1957. Since inception, Toys “R” Us has built its reputation as a leading consumer destination for toys and children’s products, including apparel. We opened our first Babies “R” Us stores in 1996, expanding our presence into the specialty baby-juvenile market. Based on sales, we have a leading market share in most of the largest toy (and baby-juvenile) markets in which Toys “R” Us retail stores operate, including the United States and United Kingdom. We attribute our market-leading positions in these markets to our broad product offerings, our highly recognized brand names, our substantial scale and geographic footprint, and our strong vendor relationships.

Our fiscal year ends on the Saturday nearest to January 31st of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: the fiscal year ended February 3, 2007 (our 2006 fiscal year), the fiscal year ended January 28, 2006 (our 2005 fiscal year), and for the fiscal year ended January 29, 2005 (our 2004 fiscal year). References to 2006, 2005 and 2004 are to our fiscal years unless otherwise specified or the context otherwise requires. Fiscal 2006 had 53 weeks while fiscal 2005 and 2004 had 52 weeks.

Beginning with the first quarter of 2006, we consolidated Toys “R” Us – Japan, Ltd. (“Toys – Japan”) into our consolidated financial statements. Toys – Japan had been previously accounted for using the equity method of accounting. As a result, the amounts in our consolidated financial statement captions are not comparable. For further details, refer to Note 7 to our Consolidated Financial Statements entitled “INVESTMENT IN TOYS “R” US – JAPAN”. During the third quarter of 2006, we reorganized our operations, resulting in Toysrus.com being reflected as part of our Toys “R” Us-U.S. segment. As a result of this reorganization, our current reportable segments are Toys “R” Us-U.S. (“Toys - U.S.”), Toys “R” Us-International (“International”) and Babies “R” Us (“Babies”). Prior year information has been restated to reflect the current segment structure. See Note 17 to our Consolidated Financial Statements entitled “SEGMENTS”.

Merger Transaction

We were acquired on July 21, 2005, by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC (“Bain”), Kohlberg Kravis Roberts & Co., L.P. (“KKR”), and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”), along with a fourth investor, GB Holdings I, LLC (the “Fourth Investor”), an affiliate of Gordon Brothers, a consulting firm that is independent from and unaffiliated with the Sponsors and management. The acquisition was consummated through a $6.6 billion merger of the Company into Global Toys Acquisition Merger Sub, Inc. (“Acquisition Sub”) with the Company being the surviving corporation in the merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated as of March 17, 2005 (the “Merger Agreement”), among the Company, Global Toys Acquisition, LLC (“Parent”) and Acquisition Sub. The Sponsors and the Fourth Investor are collectively referred to herein as the “Investors.”

Under the Merger Agreement, the former holders of the Company’s common stock, par value $0.10 per share, received $26.75 per share, or approximately $5.9 billion. In addition, approximately $766 million was used, among other things, to settle our equity security units and our warrants and options to purchase common stock, restricted stock and restricted stock units, and pay fees and expenses related to the Merger and severance, bonuses and related payroll taxes. The Merger consideration was funded by the Company’s available cash, cash equity contributions from the Investors and debt financings. We refer to the July 21, 2005 Merger and recapitalization as the “Merger Transaction.” Please refer to the section entitled “Merger Transaction” under Item 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Note 2 to our Consolidated Financial Statements entitled “MERGER TRANSACTION” for further details.

Toys “R” Us – U.S.

Based on sales, we believe we are the largest specialty retailer of toys in the United States and Puerto Rico. We believe we offer the most comprehensive selection of merchandise in the retail toy industry. By focusing on toys, we are able to provide guests (i.e., customers) with a comprehensive range of merchandise and our vendors with a year-round distribution outlet for the broadest assortment of their products. Our product offerings include toys, plush, games, bicycles, sporting goods, movies, video games, software and electronics, outdoor play equipment, books, educational and development products, clothing, infant and juvenile furniture and gear, as well as educational and entertainment computer software for children. A typical Toys – U.S. store currently offers year-round between 8,000 and 10,000 products, which we believe is nearly twice the number of products offered by mass merchandisers or other specialty stores that sell toys. In addition, our Toys U.S. division sells merchandise through the Internet.

We seek to differentiate ourselves from competitors in several key areas, including product selection, product presentation, service, in-store experience, and marketing. In the last several years, we have taken a number of actions in our attempt to strengthen our business. These actions included:

•	enhancing our product offering and adding more exclusive products to our mix;

•	renovating our toy store base in the United States to freshen our stores and enhance the shopping experience; and

•	reorganizing our toy store management teams to improve customer service.

Operations

As of February 3, 2007, we operated 586 toy stores in the United States, including 382 combo stores, which combine our offering of toy products with approximately 5,500 square feet of children’s apparel, and 6 side-by-side stores, which combine our offering of toy products with approximately 10,000 to 12,000 square feet of baby-juvenile products (Babies “R” Us products). Our extensive experience in retail site selection has resulted in a portfolio of stores that include attractive locations in many of our chosen markets. Toys “R” Us stores, which generally conform to standardized designs, are approximately 30,000 to 45,000 square feet and consist of freestanding units or are located within shopping centers. During fiscal 2006, we closed 85 toy stores. For fiscal 2007, we plan to focus on the turnaround in our Toys – U.S. division, and our investment in the Toys – U.S. division reflects our confidence in our ability to do that. We are investing in several remodels and we are testing a few new related concepts.

On January 5, 2006, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. As of January 28, 2006, we closed 3 of these stores, and by the end of the first quarter of fiscal 2006 the remaining 84 stores had been closed. Twelve of these stores have been converted into Babies “R” Us stores, resulting in the permanent closing of 75 stores, of which 37 were sold in the third quarter to Vornado Surplus 2006 Realty LLC and 4 stores are expected to be sold to Vornado Surplus 2006 Realty LLC in the first half of 2007 (see Note 3 to our Consolidated Financial Statements entitled “NET (GAINS) LOSSES ON SALES OF PROPERTIES”). For further details, refer to Item 7 entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Note 4 to our Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES.”

Product Selection and Merchandise

Our product offerings are primarily focused on serving the needs of parents or grandparents interested in purchasing toys and juvenile products for children. We offer products according to the following merchandise categories:

•

Core Toy — includes boys and girls toys, such as dolls and doll accessories, action figures, role play toys and vehicles; pre-school merchandise, such as pre-school learning products, activities and toys; and our Imaginarium product offerings, which include educational and developmental products and accessories, games, ANIMAL ALLEY plush and puzzles;

•	Seasonal — includes toys and other products geared toward the Christmas and Halloween holidays and the summer season, as well as bikes, sports merchandise, play sets and other seasonal products;

•	Juvenile or Infant Care — includes baby products and apparel for infants and toddlers in sizes ranging from newborn to age four;

•	R ZONE — includes video game hardware and software, electronics, computer software and other related products;

•	Learning — includes educational electronics and developmental toys and related products;

•	Geoffrey’s Box Office — consists of movies and other content designed to appeal to parents and children; and

•	Apparel — offered in our U.S. Toys “R” Us combo stores and generally includes clothing in sizes ranging from newborn to age ten.

We offer a wide selection of popular national toy brands including many products that are exclusively offered at, or launched at, Toys “R” Us. Over the past few years, we have worked with key resources to obtain exclusive products and expand our private label brands enabling us to earn higher margins and offer products that our customers will not find elsewhere. For example, over the past several years, we have entered into exclusive branded product agreements with toy companies such as Mattel, Inc., Fisher Price, Lego and Cranium, and have developed exclusive licensed toy lines such as Animal Planet, Home Depot and Lego. We have also entered into joint marketing campaigns for product promotions related to, among others, major movie releases including Batman Begins, Star Wars, Cinderella, and marketing deals with Major League Baseball. We offer a broad selection of private label merchandise under names such as ANIMAL ALLEY, FAST LANE, IMAGINARIUM, DREAM DAZZLERS and YOU & ME in our Toys “R” Us stores. We believe these private label brands provide a solid platform on which we can expand our product offering in the future.

Marketing

We have achieved our leading market position largely as a result of building a highly recognized brand name and delivering superior service to our customers. We use a variety of broad-based and targeted marketing and advertising strategies to reach consumers. These strategies include mass marketing programs such as catalogs and other inserts in national or local newspapers and national television and radio broadcasts. Another key part of our holiday season marketing strategy involves mailing the toy guide “Big Book” before Thanksgiving Day to drive sales. Our overall marketing efforts are carefully coordinated such that in-store marketing signage is consistent with the current television, radio and print advertisements. Our web sites are used to support and supplement the promotion of products in both the Toys “R” Us and Babies “R” Us stores.

Customer Service

Compared to multi-line mass merchandisers, we believe we are able to provide superior service to our customers through our highly trained sales force. We train our store associates extensively to deepen their product knowledge and enhance their targeted selling skills in order to improve customer service in our stores. In addition, we are working to improve waiting times at checkout counters and the allocation of products within our stores.

Market and Competition

The U.S. retail toy and video game products market totaled approximately $34.8 billion in sales in 2006, with approximately $22.3 billion of sales driven by traditional toys and approximately $12.5 billion driven by video games. In the toys and video games products market, we compete with mass merchandisers, such as Wal-Mart, Target and Kmart; consumer electronics retailers, such as Best Buy, Circuit City and Gamestop; national and regional chains; as well as local retailers in the geographic areas we serve. In our apparel business, we compete with national and local department stores, specialty and discount store chains, as well as Internet and catalog businesses. In recent years, multi-line mass merchandisers, primarily Wal-Mart and Target have expanded their market share for toys and games as they have expanded their commitment to the toy and video game categories and rolled out new stores across the United States. As with other categories, their market share gains have predominantly come from department stores, secondary mass merchandisers and independent players. Mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to build traffic for other store departments. In addition, competition in the video game market has increased in recent years as mass merchandisers have expanded and consumer electronics retailers, such as Best Buy, Electronics Boutique and Gamestop, have all experienced significant growth.

We believe the principal competitive factors in the toy and video game products market are product variety, quality and availability, price, advertising and promotion, convenience or store location, customer support and service. We believe that we are able to compete with our key competitors by providing a broader range of merchandise and high levels of customer support and service at competitive prices.

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

Geographic Distribution of Toys “R” Us Stores

The following table sets forth the location of our Toys “R” Us stores across the United States and Puerto Rico as of February 3, 2007:

Location	Number of Stores
Alabama	7
Alaska	1
Arizona	10
Arkansas	4
California	70
Colorado	5
Connecticut	10
Delaware	2
Florida	41
Georgia	19
Hawaii	1
Idaho	2
Illinois	27
Indiana	11
Iowa	6
Kansas	4
Kentucky	7
Louisiana	8
Maine	2
Maryland	14
Massachusetts	14
Michigan	21
Minnesota	7
Mississippi	4
Missouri	11
Montana	1
Nebraska	3
Nevada	4
New Hampshire	5
New Jersey	25
New Mexico	2
New York	38
North Carolina	13
North Dakota	1
Ohio	27
Oklahoma	5
Oregon	6
Pennsylvania	31
Rhode Island	1
South Carolina	7
South Dakota	2
Tennessee	12
Texas	41
Utah	5
Vermont	1
Virginia	19
Washington	12
West Virginia	4
Wisconsin	9
Puerto Rico	4

Total United States and Puerto Rico	586

Toys “R” Us – International

Our International division operates, licenses and franchises toy stores in 33 foreign countries. These stores generally conform to traditional prototypical designs similar to those used by Toys – U.S., typically ranging in size from 30,000 to 45,000 square feet of space. Most international stores offer proprietary brands and exclusive products that are also utilized in the United States. Imaginarium boutiques, which are known in some countries as “World of Imagination,” and Babies “R” Us boutiques are presented as shops within our international toy stores. We present our customers with a “one-stop” shopping experience and provide a breadth of product assortment unrivaled by our competitors. A typical Toys International store carries a range of 7,500 to 9,500 products. Our differentiated assortment, proportionately higher private label or exclusively licensed product offerings, and quality service levels enable us to command a reputation as the shopping destination for toys, games, juvenile, and family leisure products.

We seek to differentiate ourselves from competitors in several key areas, including product selection, product presentation, service, in-store experience, and marketing. In the last several years, we have taken a number of actions in our attempt to strengthen our business. These actions included:

•	enhancing our product offering and adding more private label and exclusive products to our mix;

•	continually reviewing our store portfolio for potential renovations to enhance the shopping experience;

•	focusing on our juvenile business; and

•	improving customer service.

Operations

As of February 3, 2007, we operated 488 international stores, 20 of which were Babies “R” Us stores, and our franchisees and licensees operated 190 franchised or licensed international stores. During fiscal 2006, we opened 26 and closed 6 international stores, and our franchisees and licensees opened 21 and closed 4 international stores, for a total of 47 opened and 10 closed international stores, respectively. During fiscal 2007, we intend to open an estimated 20 new international stores and close 3 international stores, and our franchisees and licensees intend to open an estimated 22 stores, for a total of 42 proposed new and 3 proposed closing international stores, respectively. Continued store openings are a key part of our overall international growth strategy.

Our international division has wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom and consolidates the results of Toys-Japan. We intend to pursue opportunities that may arise in these and other countries. Sales in foreign countries (excluding sales by licensees and franchisees) represented approximately 37% of our consolidated sales in 2006.

We own an approximate 48% ownership investment in the common stock of Toys-Japan. During the first quarter of 2006, we, together with our Sponsors, took control of a majority of the board of directors of Toys-Japan. As a result of this control, our ownership in Toys-Japan and other factors, we have consolidated the results of Toys-Japan into our consolidated financial statements, effective as of the first quarter of fiscal 2006 and consider their 167 stores as “owned” in our store counts.

Product Selection and Merchandise

Our International division’s product offerings are similar to the product offerings in Toys “R” Us stores in the United States. We sell toys, plush, games, bicycles, sporting goods, DVDs, electronic and video games, outdoor, educational and development products, clothing, infant and juvenile furniture, and electronics, as well as educational and entertainment computer software for children. We offer products according to the following merchandise categories:

•	Core Toy — includes boys and girls toys, such as dolls and doll accessories, action figures, role play toys and vehicles;

•

Seasonal — includes toys and other products geared toward the Christmas and other major holidays such as Three Kings, Carnival, Easter, Golden Week, etc. Other seasonal products include bikes, sports merchandise, play sets and other wheeled goods;

•	Juvenile or Infant Care — includes baby products and apparel for infants and toddlers in sizes ranging from newborn to age four;

•	Learning — includes educational electronics and developmental toys and related products; and

•	R ZONE — includes video game hardware and software, electronics, computer software, DVDs, and other related products.

Marketing

International’s marketing strategies are similar to the marketing strategies utilized by Toys-U.S. We use press advertisements featured in national papers, catalogs/rotos distributed within newspapers, targeted door-to-door distribution, direct mailings to loyalty card members, other targeted mailings, in-store marketing and television advertising. Our focus on in-store marketing is to generate strong customer frequency and increase average sale per customer. Our United Kingdom business is especially well known for its usage of feature walls, innovative product displays and signage that direct the customer to the latest promotions and product demonstrations as well as to the products they come to buy. This promotional strategy has been replicated in our other international stores. The merchandising and marketing teams work closely to present the products in an engaging and innovative manner and one area of focus is enhancing our in-store signage. We are constantly changing our banners and in-store promotions, which are advertised throughout the year, to attract consumers to visit the stores.

Customer Service

Compared to other mass merchandisers and hypermarkets, International is committed to providing different varieties of toys, games, and juvenile categories throughout the year. We have a sales driven culture and dedicated sales advisers trained in their product categories in order to help provide the right product for each customer’s needs.

Market and Competition

In the toys and video games products market, we compete with mass merchandisers, discounters, and hypermarkets such as Argos, Woolworths, Carrefour, Auchan, El Corte Ingles, Wal-Mart, and Zellers. These competitors aggressively price in the toys and games space with larger dedicated selling space during the holiday season in order to build traffic for other store departments.

The competitive factors in the toys and video games products market impacting the United States are present similarly in other countries where we operate. We believe we are able to compete through product assortment differentiation, maintaining in-stock positions, convenient locations, superior customer service, and competitive pricing.

Seasonality

International’s business is highly seasonal, with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 40% of the sales from our international toy business were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter.

Geographic Distribution of International Stores

The following table sets forth the location of our owned, licensed and franchised International stores located in 33 countries as of February 3, 2007:

Location	Number of Stores
Australia	31
Austria	13
Bahrain	1	*
Canada	66
China	1	*
Denmark	13	*
Egypt	2	*
Finland	3	*
France	34
Germany	55
Hong Kong	8	*
Indonesia	3	*
Israel	23	*
Japan	167	(1)
Macau	1	*
Malaysia	10	*
Netherlands	16	*
Norway	6	*
Oman	1	*
Philippines	3	*
Portugal	8
Qatar	1	*
Saudi Arabia	8	*
Singapore	7	*
South Africa	16	*
Spain	39
Sweden	11	*
Switzerland	4
Taiwan	13	*
Thailand	4	*
Turkey	36	*
United Arab Emirates	3	*
United Kingdom	71

Total International	678

*	Franchised or licensed
(1)	Licensed operation in which we hold an approximate 48% controlling ownership

Babies “R” Us

Founded in 1996, Babies “R” Us is the largest specialty retailer of baby-juvenile products in the United States and the only specialty retailer in its category that operates on a national scale in the United States. Our focus on the baby-juvenile market allows us to offer the broadest range of baby-juvenile products and deliver a high level of customer service and product knowledge.

Operations

In 1996, we opened our first Babies “R” Us stores. The acquisition of Baby Superstore, Inc. in 1997 added 76 locations, and our continued expansion of these stores helped Babies “R” Us become the leader in the specialty baby-juvenile market. As of February 3, 2007, we operated 251 Babies “R” Us specialty baby-juvenile retail stores in the United States. As with our Toys

“R” Us – U.S. stores, our extensive experience in retail site selection has resulted in a portfolio of Babies “R” Us stores that includes attractive locations in our chosen markets. A typical Babies “R” Us store is designed for an easy shopping experience with low profile merchandise displays in the center of the store, providing a sweeping view of the entire product selection. We also utilize low fixtures and walls to maximize the presentation of merchandise and feature exclusive, new or special value products throughout the store. A typical Babies “R” Us store generally consists of an average 37,000 square feet, and most Babies “R” Us stores devote between 2,000 and 5,000 square feet to specialty name brand and private label clothing.

We opened 22 stores and closed 1 store in fiscal 2006 and, as part of our long-range growth strategy, we plan to open a number of new outlets for our juvenile business over the next three years. This growth will come from developing new stores and expanding into a number of new formats. Markets for new stores and formats are selected on the basis of proximity to other Babies “R” Us stores, demographic factors, population growth potential, competitive environment, availability of real estate and cost. Once a potential market area is identified, we select a suitable location based upon several criteria, including size of the property, access to major commercial thoroughfares, proximity of other strong anchor stores or other destination superstores, visibility and parking capacity.

Product Selection and Merchandise

Our product selection is focused to serve newborns and children up to 4 years of age. Consequently, we market a broad array of product sizes within multiple product categories. Because first-time parents tend to make multiple product purchases during a relatively short period of time, we seek to provide the expectant parent with a one-stop shopping venue for all baby product needs, providing what we believe is the most complete selection of baby-related products in the marketplace. Our Babies “R” Us stores typically offer over 24,000 items from approximately 250 suppliers, including:

•	Baby gear – includes car seats, strollers, high chairs, swings, travel yards and entertainers;

•	Baby accessories – includes bath products, safety products, monitors, rattles, gates, potty seats, carriers and other products;

•	Consumables – includes diapers, wipes, formula, baby food and health and beauty aids;

•	Apparel – includes brand name and private label layettes, sleepwear, playwear, clothing accessories and shoes ranging in sizes from “preemie” to 48 months;

•	Furniture – includes cribs, cases, changing tables, gliders, toy boxes, mattress tables and chair sets and some toddler beds;

•

Bedding and room décor – includes bedding sets and matching accessories, blankets, rugs, wall borders and bedding necessities, such as mattress covers, changing pads and changing pad covers. We carry a comprehensive selection of products for nurseries; and

•	Infant toys – includes play mats, plush, books and videos, among other products.

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

Marketing

The core of our marketing strategy is to reach and communicate to expectant parents as early in their pregnancy as possible. Babies “R” Us stores offer a one stop shopping solution for new and expectant parents as well as many value-added services that are relevant to this unique audience. We use targeted marketing and various advertising techniques to reach our customer audience, to build Babies “R” Us as the baby authority and to maintain a “top-of-mind” presence. Our advertising strategy includes direct mail, e-mail marketing, targeted magazine advertisements, in store bounceback programs and promotional marketing efforts. Our direct marketing program, which is mailed to both pre and postnatal guests, includes both price and item traffic driving events as well as stage and age relevant educational information. Our promotional marketing efforts are focused on working with key juvenile vendors in order to further our ability to effectively reach this targeted audience more often and to deliver more added value programs to our guests. Radio is also used to reach a broader audience for key promotions and store openings.

Each of our stores, as well as our Internet site, offers access to our comprehensive baby registry, which allows an expectant parent to list products that she or he wants and enables gift-givers to tailor purchases to the expectant parent’s specific needs and wishes. We believe that nearly one-quarter of the approximately four million infants born in the United States in 2006 had parents registered at Babies “R” Us, www.babiesrus.com, and/or Toys “R” Us, which we believe makes it not only the largest registry of its kind, but also a key competitive advantage. Our baby registry also facilitates our direct marketing and customer relationship management initiatives.

Customer Service

From our baby registry and highly trained staff, to our extensive product selection and exclusive products, we believe we are widely recognized as providing superior service as compared to our mass merchandise competitors. Each Babies “R” Us store maintains a well-trained, knowledgeable and accessible staff on the sales floor to assist customers with product inquiries and purchase decisions. Our sales associates are continuously trained on product and service skills using a combination of e-learning, role playing and coaching tools, and our service levels are tested regularly through customer satisfaction surveys and mystery shops performed by outside consultants. In addition, we provide a home delivery program in some of our stores for the added convenience of our customers. In addition to our baby registry, we offer a variety of helpful publications and innovative programs and services for the expectant parent, including frequent in-store product demonstrations and periodic educational seminars led by store associates and local experts.

Market and Competition

The retail baby-juvenile market in the United States is large and growing. Estimates of the size of the baby-juvenile product market in the United States vary due to extreme fragmentation of the supplier and retailer base as well as lack of agreement as to the definition of the relevant products and customer ages.

We compete with multi-line mass merchandisers, such as Wal-Mart, Target and K-Mart; national and regional chains; department stores, discount stores, supermarkets, warehouse clubs and drug stores; as well as local retailers in the geographic areas we serve. In our apparel business, we compete with national and local department stores, specialty and discount store chains, as well as Internet and catalog businesses. Our baby registry competes with baby registries of mass merchandisers and other special format and regional retailers. Within the past few years, the number of multiple registries and online registries has steadily increased. We believe the principal competitive factors in the baby-juvenile industry are product variety, convenience, customer support and service, and price, as well as functionality for our registry. We believe we are able to compete with our key competitors by providing the broadest range of merchandise and high levels of customer service at competitive prices.

Geographic Distribution of Babies “R” Us Stores

The following table sets forth the location of our Babies “R” Us stores across the United States as of February 3, 2007:

Location	Number of Stores
Alabama	3
Arizona	5
California	32
Colorado	5
Connecticut	5
Delaware	1
Florida	16
Georgia	9
Idaho	1
Illinois	10
Indiana	6
Iowa	1
Kansas	2
Kentucky	3
Louisiana	2
Maine	1
Maryland	5
Massachusetts	7
Michigan	11
Minnesota	4
Mississippi	1
Missouri	5
Nebraska	1
Nevada	3
New Hampshire	2
New Jersey	13
New Mexico	1
New York	17
North Carolina	8
Ohio	10
Oklahoma	2
Oregon	2
Pennsylvania	14
Rhode Island	1
South Carolina	3
Tennessee	5
Texas	17
Utah	3
Virginia	8
Washington	4
Wisconsin	2

Total	251

Employees

As of February 3, 2007, we employed worldwide approximately 59,000 full-time and part-time individuals. Due to the seasonality of our business, we employed approximately 95,000 full-time and part-time employees during the 2006 holiday season.

Distribution Centers

In the United States, we operate twelve distribution centers, which support our U.S. toys and baby stores. We also operate nine distribution centers outside of the United States (two in Toys-Japan) that support our International toy stores. During fiscal 2006, we announced the closing of two distribution centers in the United States and plan to outsource these functions.

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

Vendor Service

We have approximately 1,500 to 1,700 vendor relationships through which we procure the merchandise that we offer to guests. For 2006, our top 20 vendors worldwide, based on our purchase volume in dollars, represented approximately 44% of the total products we purchased. Most of our foreign sourced merchandise comes from China, and we purchase that merchandise in U.S. dollars.

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

Financial Information About Industry Segments

Information about industry segments is set forth in Note 17 to the Consolidated Financial Statements entitled “SEGMENTS.”

Trademarks

“TOYS “R” US”®, “BABIES “R” US” ®, “IMAGINARIUM” ®, “GEOFFREY” ®, “TOYSRUS.COM”®, “BABIESRUS.COM”®, as well as variations of our family of “R” Us marks, either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. These trademarks are material to our business operations. We believe that our rights to these properties are adequately protected.

Available Information

Our investor relations website is www.toysrusinc.com. On this website under “COMPANY NEWS, SEC Filings,” we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports as soon as reasonably practicable after we electronically file with the Securities Exchange Commission.

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

We are not incorporating by reference in this Annual Report on Form 10-K any information from our websites.

ITEM 1A. RISK FACTORS

Risks Associated with Our Business

Investors should carefully consider the risks described below and all other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business and operations. If any of the following risks actually occur, our business, financial condition, cash flows, or results of operations could be materially adversely affected.

Our Toys “R” Us and International business is highly seasonal, and our financial performance depends on the results of the fourth quarter of each year.

Our toy businesses are highly seasonal with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 40% of the sales from our worldwide toy business and a substantial portion of our operating earnings and cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. If we achieve less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, we may not be able to compensate sufficiently for the lower sales, operating earnings, or cash flows from operating activities during the first three quarters of the fiscal year. In addition, our results may be affected by dates on which important holidays fall and the shopping patterns relating to those holidays.

Our industry is highly competitive and competitive conditions may adversely affect our revenues and overall profitability.

The retail industry is highly and increasingly competitive and our results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, additional competitor store openings, and other factors. We compete with discount and mass merchandisers; electronic retailers; national and regional chains; as well as local retailers in the geographic areas we serve. We also compete with discount stores, supermarkets and warehouse clubs. In addition, competition in the retail apparel business consists of national and local department stores, specialty and discount store chains, as well as Internet and catalog businesses. Competition is principally based on product variety, quality and availability, price, convenience or store location, advertising and promotion, customer support and service. Some of our competitors have greater financial resources, lower merchandise acquisition costs, and lower operating expenses than we do.

Most of the merchandise we sell is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to build traffic for other store departments. Our apparel business is vulnerable to demand and pricing shifts and to less than optimal selection as a result of these factors. Competition in the video game market has increased in recent years as mass merchandisers have expanded and consumer electronics retailers have all experienced significant growth.

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

Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing.

We have significant liquidity and capital requirements. Among other things, the seasonality of our businesses requires us to purchase merchandise well in advance of the holiday selling season. We depend on our ability to generate cash flow from operating activities, as well as on borrowings under our $2 billion secured revolving credit facility which expires in fiscal 2010, to finance the carrying costs of this inventory, to pay for capital expenditures and to maintain operations. Standard & Poor’s and Moody’s rate our unsecured debt as non-investment grade. Our credit ratings could (1) negatively impact our ability to finance our operations on satisfactory terms, and (2) have the effect of increasing our financing costs. While we currently have adequate sources of funds to provide for our ongoing operations and capital requirements, any inability to have future access to financing, when needed, would have a negative effect on our business.

We may not retain or attract customers if we fail to successfully implement our growth strategy.

We continue to implement a series of customer-oriented strategic programs designed to differentiate and strengthen our core merchandise content and service levels and expand and enhance our merchandise offering in our Babies “R” Us stores. We are also broadening the scope of our marketing and advertising programs for our Toys “R” Us and Babies “R” Us stores. The success of these and other initiatives will depend on various factors, including the implementation of our growth strategy, the appeal of our store formats, our ability to offer new products to customers, our financial condition, our ability to respond to changing consumer preferences and competitive and economic conditions. We are also continuing with plans to reduce and optimize our operating expense structure. If we fail to implement successfully some or all of our strategic initiatives, we may be unable to retain or attract customers, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.

Our sales may be adversely affected if we fail to respond to changes in consumer preferences in a timely manner.

Our financial performance depends on our ability to identify, originate and define product trends, as well as to anticipate, gauge and react to changing consumer preferences in a timely manner. Our toy and baby-juvenile products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. The retail apparel business fluctuates according to changes in consumer preferences dictated in part by fashion, perceived value and season. These fluctuations affect the merchandise in stock since purchase orders are made well in advance of the season and, at times, before fashion trends and high-demand brands are evidenced by consumer purchases. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for other products.

Our sales may be adversely affected by changes in consumer spending patterns.

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

Sales of video games tend to be cyclical and may result in fluctuations in our results of operations.

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

We depend on key vendors to supply the merchandise that we sell to our customers.

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

We have approximately 1,500 to 1,700 vendor relationships through which we procure the merchandise that we offer to our guests. For 2006, our top 20 vendors worldwide, based on our purchase volume in dollars, represented approximately 44% of the total products we purchased. Our inability to acquire suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on our business and operating results because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from old vendors.

In addition, our vendors are subject to certain risks, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, and general economic and political conditions, that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at a price that is commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs. Further, any merchandise that does not meet our quality standards could become subject to a recall, which would damage our reputation and brands, and harm our business.

International events could delay or prevent the delivery of products to our stores.

A significant portion of the toys and other products sold by us are manufactured outside of the United States, primarily in Asia. As a result, any event causing a disruption of imports, including the imposition of import restrictions or trade restrictions in the form of tariffs, “antidumping” duties, port security or other events that could slow port activities, acts of war, terrorism or diseases, could increase the cost and reduce the supply of products available to us, which could, in turn, negatively affect our sales and profitability. In addition, over the past few years, port-labor issues, rail congestion, and trucking shortages have had an impact on all direct importers. Although we attempt to anticipate and manage such situations, both our sales and profitability could be adversely impacted by any such development in the future.

International factors could negatively affect our business.

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

We cannot ensure that one or more of these factors will not negatively affect our International segment and, as a result, our business and financial performance.

The success of our online business depends on our ability to provide quality service to our Internet customers.

In May 2006, we entered into an agreement with GSI Commerce (“GSI”) and Exel, Inc. (“Exel”) to support our online retail business. On July 1, 2006, we re-launched our Toysrus.com and Babiesrus.com web sites on the GSI ecommerce platform and began utilizing Exel’s order fulfillment services. Under the terms of the multi-year agreements, GSI will provide technology, hosting, order processing, customer service and support (the “GSI Services”) and Exel will provide warehousing and fulfillment services (the “Exel Services”). For further details, refer to Note 19 to the Consolidated Financial Statements entitled “COMMITMENTS AND CONTINGENCIES”.

Our Internet operations are subject to a number of risks and uncertainties, which are beyond our control, including the following:

•	changes in consumer willingness to purchase goods via the Internet;

•	increases in software filters that may inhibit our ability to market our products through e-mail messages to our customers and increases in consumer privacy concerns relating to the Internet;

•	changes in applicable federal and state regulation, such as the Federal Trade Commission Act, the Children’s Online Privacy Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act;

•	breaches of Internet security;

•	failure of our Internet service providers to properly perform their services in a timely and efficient manner;

•	failures in our Internet infrastructure or the failure of systems or third parties, such as telephone or electric power service, resulting in website downtime or other problems; and

•	failure by us to properly and timely process on-line orders by customers, which may negatively impact future on-line and in-store purchases by such customers.

Our business exposes us to personal injury and product liability claims which could result in adverse publicity and harm to our brand and our results of operations.

We are from time to time subject to claims due to the injury of an individual in our stores or on our property. In addition, we have in the past been subject to product liability claims for the products that we sell. While our purchase orders generally require the manufacturer to indemnify us against any product liability claims, there is a risk that if the manufacturer becomes insolvent we would not be indemnified. Any personal injury claim made against us or, in the event the manufacturer was insolvent, any product liability claim made against us, whether or not it has merit, could be time consuming, result in costly litigation expenses and damages, result in adverse publicity or damage to our reputation and have an adverse effect on our results of operations.

Our business operations could be disrupted if our information technology systems fail to perform adequately.

We depend upon our information technology systems in the conduct of our operations. If our information technology systems fail to perform as anticipated, we could experience difficulties in replenishing inventories or in delivering our products to store locations in response to consumer demands. Any of these or other systems related problems could, in turn, adversely affect our sales and profitability.

Our results of operations could suffer if we lose key management or are unable to attract and retain experienced senior management for our business.

Our future success depends to a significant degree on the skills, experience and efforts of our senior management team. The loss of services of any of these individuals, or the inability by us and our parent company to attract and retain qualified individuals for key management positions, could harm our business and financial performance.

We reported a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.

Management’s assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007 identified a material weakness in our internal controls in our financial reporting process related to our accounting for income taxes. This material weakness was due mainly to our lack of adequate professional personnel, including technically qualified personnel, and the inability of our information technology systems to consistently perform necessary functions in accounting for income taxes. As a result of this material weakness, management determined that our disclosure controls and procedures were not effective as of February 3, 2007. The material weakness is described in Item 9A entitled “CONTROLS AND PROCEDURES” of this Annual Report on Form 10-K.

The initiatives we have taken to improve the reliability of our internal controls and to remediate the material weakness are ongoing. However, we might be unable to hire sufficient qualified personnel and complete the implementation of the necessary technological upgrades in the tax accounting function needed to remediate the material weakness. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial reporting processes and that we will remediate the material weakness described in this Annual Report on Form 10-K. Any failure to implement required new or improved controls or to remediate the material weakness, or difficulties encountered in their implementation could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements. Insufficient internal controls could also cause investors to lose confidence in our reported financial information.

Changes to accounting rules or regulations may adversely affect our results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations.

Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

We make certain estimates and projections in connection with impairment analyses for certain of our store locations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review for impairment all stores for which current cash flows from operations are negative or the construction costs are significantly in excess of the amount originally expected. An impairment charge is required when the carrying value of the asset exceeds the discounted future cash flows over the life of the primary asset. These calculations require us to make a number of estimates and projections of future results, often up to 25 years into the future. If these estimates or projections change, we may be required to record impairment charges on certain of these store locations. If these impairment charges are significant, our results of operations would be adversely affected.

The Sponsors control us and may have conflicts of interest with us in the future.

Investment funds or groups advised by or affiliated with the Sponsors currently indirectly control us through their ownership of 97.2% of the voting stock of our parent holding company. As a result, the Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Sponsors as equity holders may conflict with our interests. In addition, the Sponsors may have an interest in pursuing dispositions, acquisitions, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to us as a company. For example, the Sponsors could cause us to make acquisitions that increase the amount of indebtedness that is secured or sell assets, which may impair our ability to make payments under the debt instruments.

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

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the various debt instruments.

We are highly leveraged. As of February 3, 2007, our total indebtedness was $5,939 million, including $42 million of payment obligations relating to capital lease obligations.

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

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our debt instruments. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify. In addition, we could be unable to refinance or obtain additional financing because of market conditions, our high levels of debt and the debt restrictions included in our debt instruments. Even if we were able to refinance or obtain additional financing, our costs of new indebtedness could be substantially higher.

Our debt agreements contain covenants that limit our flexibility in operating our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following summarizes our worldwide operating stores and distribution centers as of February 3, 2007 (excluding licensed and franchised stores and distribution centers in International):

	Owned	Ground Leased (a)	Leased	Total
Stores:
Toys “R” Us	273	138	175	586
International (b)	79	26	383	488
Babies “R” Us	36	93	122	251

	388	257	680	1,325
Distribution Centers:
United States	9	—	3	12
International (c)	5	—	4	9

	14	—	7	21

Total Operating Stores and Distribution Centers	402	257	687	1,346

(a)	Owned buildings on leased land.
(b)	International includes 3 ground leased and 164 leased stores of Toys-Japan.
(c)	International includes 2 leased distribution centers of Toys-Japan.

Our Global Store Support Center facility in Wayne, New Jersey was originally financed under a lease arrangement commonly referred to as a “synthetic lease.” Under this lease, unrelated third parties arranged by Wachovia Development Corporation, a multi-purpose real estate investment company, funded the acquisition and construction of the facility. On June 1, 2005, we purchased our Global Store Support Center facility for a purchase price of $112 million pursuant to the purchase election option under the lease arrangement.

Refer to Note 9 to the Consolidated Financial Statements entitled, “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for a description of real estate-related financings.

We maintain former stores and distribution centers that are no longer part of our operations. Approximately half of these facilities are owned and the remaining locations are leased. We have tenants in more than half of these facilities, and we continue to market those facilities without tenants for disposition. The net costs associated with these facilities are reflected in our consolidated financial statements, but the number of surplus facilities is not listed above.

We believe that our current operating stores and distribution centers are adequate to support our business operations.

ITEM 3. LEGAL PROCEEDINGS

As of the end of our fiscal 2005 year, Toysrus.com operated three co-branded on-line stores under a strategic alliance agreement with Amazon.com. On May 21, 2004, we filed a lawsuit against Amazon.com and its affiliated companies in the Superior Court of New Jersey, Chancery Division, Passaic County (the “New Jersey Trial Court”) to terminate our strategic alliance agreement with Amazon.com. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. On March 31, 2006, the New Jersey Trial Court entered its order granting our request for termination of the agreement and denying Amazon.com’s request for relief on its counterclaim. On or about March 2, 2007, Amazon.com filed a Notice of Appeal of the New Jersey Trial Court’s March 31, 2006 order and certain other related orders. On or about March 16, 2007, we filed a Notice of Cross-Appeal on the issue of whether the New Jersey Trial Court erred in denying our claim for damages caused by Amazon.com’s material breach of the parties’ strategic alliance agreement.

On June 2, 2006, Amazon.com filed a lawsuit against us in the Superior Court of Washington, County of King, (the “Washington Court”) for money damages allegedly arising from services it was required to provide to us during the wind-down period pursuant to the final order entered in the New Jersey Trial Court. The Washington Court stayed proceedings before it in favor of the New Jersey Trial Court, and the New Jersey Trial Court has ruled that Amazon.com is not entitled to the fees it sought for services it was required to provide during the wind-down period. On August 14, 2006, the New Jersey Trial Court directed Amazon.com to deliver the withheld monies “forthwith” and, subsequently, Amazon.com returned the funds. The Washington Court has directed that any further litigation over these issues proceed in the New Jersey courts. We believe that Amazon.com’s maintenance of the Washington Court lawsuit is without merit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In connection with the closing of the Merger, the Company’s common stock, par value $0.10 (the “Company Common Stock”), was converted into the right to receive $26.75 per share, and we requested that the New York Stock Exchange file with the Securities and Exchange Commission an application on Form 25 to strike the Company Common Stock from listing and registration thereon. On July 26, 2005, the New York Stock Exchange confirmed that such filing had been made.

As a result of the Merger, our common stock is privately held, and there is no established trading market for our stock. As of the date of this filing, there was one holder of record of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended
(In millions, except earnings per share data and number of stores)	Feb 3, 2007	Jan 28, 2006		Jan 29, 2005	Jan 31, 2004 (1)	Feb 1, 2003
		(As restated)		(As restated)	(As restated)	(As restated)
Operations
Net Sales (2)	$13,050	$11,333		$11,155	$11,367	$11,342
Net Earnings (Loss) (3)	109	(384	)(4)	252	63	213
Basic Earnings Per Share	n/a	n/a		1.17	0.30	1.03
Diluted Earnings Per Share	n/a	n/a		1.16	0.29	1.02

Financial Position at Year End
Working Capital	$347	$348		$1,806	$1,865	$1,185
Real Estate—Net	2,331	2,386		2,400	2,328	2,263
Total Assets (7)	8,295	7,863		9,272	9,801	8,999
Long-Term Debt (5)	5,722	5,540		1,860	2,349	2,139
Stockholders’ (Deficit) Equity	(675)	(724)		4,325	3,974	3,815
Common Shares Outstanding	n/a	n/a		215.9	213.6	212.5

Number of Stores at Year End
Toys “R” Us—U.S.	586	671		681	685	685
Toys “R” Us—International (6)	678	641		601	574	544
Babies “R” Us—U.S.	251	230		217	198	183
Kids “R” Us—U.S.	—	—		—	44	146
Imaginarium—U.S.	—	—		—	—	37
Total Stores	1,515	1,542		1,499	1,501	1,595

(1)	Fiscal 2003 was impacted by the adoption of Emerging Issues Task Force (EITF) Issue No. 03-10, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (EITF 03-10). The adoption of EITF 03-10 caused us to retrospectively adjust our results for fiscal 2003, which reduced our net earnings by $27 million.
(2)	Includes net sales of $1,650 million due to consolidation of Toys-Japan for fiscal 2006.
(3)	Includes the impact of restructuring and other charges. See Note 4 entitled “RESTRUCTURING AND OTHER CHARGES” in our Consolidated Financial Statements for further information.
(4)	Includes $410 million of transaction and related costs and $22 million of contract settlement and other fees.
(5)	Excludes current portion of long-term debt.
(6)	Includes licensed and franchised stores. Income from our licensed and franchised stores is not material to our consolidated results of operations.
(7)	Total assets have been restated to correct certain classification errors related to accounting for income taxes. Total assets, as previously reported, were $8,366 million, $9,768 million, $10,265 million and $9,451 million as of January 28, 2006, January 29, 2005, January 31, 2004 and February 1, 2003, respectively. See Note 23 entitled “RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS” in our Consolidated Financial Statements for further information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our financial statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” and Item 1A. entitled “RISK FACTORS.” Our MD&A includes the following sections:

EXECUTIVE OVERVIEW provides an overview of our business and financial performance for fiscal 2006 compared to fiscal 2005.

RESULTS OF OPERATIONS provides an analysis of our consolidated and segment results of operations for fiscal 2006 compared to fiscal 2005 and fiscal 2005 compared to fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing, contractual obligations and derivatives and hedging activities.

CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS, which refers to Note 1 and Note 21 to the Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “RECENT ACCOUNTING PRONOUNCEMENTS”, respectively, provides a description of accounting standards which we have not yet been required to implement and may be applicable to our future operations, as well as those significant accounting standards which were adopted during fiscal 2006.

EXECUTIVE OVERVIEW

Our Business

We generate sales, earnings and cash flows by retailing toys, baby-juvenile products and children’s apparel worldwide. We operate all of the “R” Us branded retail stores in the United States and Puerto Rico, as well as approximately 72% of the “R” Us branded retail stores internationally. The balance of the “R” Us branded retail stores outside the United States are operated by franchisees and licensees. Our reportable segments are Toys “R” Us – U.S. (“Toys-U.S.”), which operates toy stores in 49 states and Puerto Rico; Toys “R” Us – International (“International”), which operates, licenses or franchises stores in 33 foreign countries; and Babies “R” Us (“Babies”), which operates specialty baby-juvenile stores in 41 states. As of February 3, 2007, there were 1,515 “R” Us branded retail stores operating in the following formats:

•	586 Toys “R” Us stores throughout the United States and Puerto Rico which offer toy, baby-juvenile, and children’s clothing products;

•

678 international stores, of which 658 are Toys “R” Us stores and 20 are Babies “R” Us stores. Included in the 678 stores are 190 licensed or franchised stores which do not have a material impact on our consolidated results of operations; and

•	251 Babies “R” Us specialty baby-juvenile stores in the United States.

We also sell merchandise through our Internet sites at www.toysrus.com and www.babiesrus.com in the United States, and through other Internet sites internationally.

We own an approximate 48% controlling investment in the common stock of Toys-Japan. During the first quarter of fiscal 2006, we (together with our Sponsors) took control of a majority of the board of directors of Toys-Japan. As a result of this control and our ownership in Toys-Japan, we have consolidated the results of Toys-Japan into our consolidated financial statements for all periods of fiscal 2006. We had previously accounted for our investment in Toys-Japan using the “equity method” of accounting.

The following is a description of our segments:

•

Toys “R” Us – U.S. We sell toys, games, sporting goods, movies, electronic and video games, small pools, books, educational products, clothing, infant and juvenile furniture, and electronics. Our toy stores, ranging in size from 30,000 to 45,000 square feet of space, offer approximately 8,000 to 10,000 items year-round. We believe we offer the most comprehensive selection of merchandise in the retail toy industry. By focusing on toys, we are able to provide customers with a comprehensive range of merchandise, and we are able to provide vendors with a year-round distribution outlet for the broadest assortment of their products. During the third quarter of fiscal 2006, we reorganized our operations, resulting in the Toysrus.com segment being reflected as part of our Toys “R” Us-U.S. segment. During fiscal 2007, we intend to remodel a number of existing stores.

•

Toys “R” Us – International. Our International division operates, licenses and franchises toy stores in 33 countries outside the U.S. These stores generally conform to traditional prototypical designs similar to those used by Toys “R” Us – U.S., typically ranging in size from 30,000 to 45,000 square feet of space. Our International division has wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom and consolidates the results of Toys-Japan. We believe that growth opportunities exist outside of the United States for the Toys “R” Us store and Babies “R” Us store formats. We also plan to open smaller format toy stores in Europe and expand the Babies “R” Us presence through standalone stores and increased space allocation within existing Toys “R” Us stores. During fiscal 2007, we intend to open an estimated 20 new international stores (including Toys-Japan) and our franchisees and licensees intend to open approximately 22 stores.

•

Babies “R” Us. Babies “R” Us stores target the pre-natal to infant market by offering room settings of juvenile furniture, such as cribs, dressers, changing tables, bedding, and accessories. In addition, we provide baby gear, (such as play yards, booster seats, high chairs, strollers, car seats) toddler and infant toys, gifts, apparel and consumables (such as diapers, formula, and feeding products). We also offer a computerized baby registry service, and we believe that Babies “R” Us registers more expectant parents than any other retailer in the domestic market. Our focus on the baby-juvenile market allows us to offer the broadest range of baby-juvenile products and deliver a high level of customer service and product knowledge, which we believe is important to parents who are expecting or have newborn children, and helps to differentiate us from competitors. As part of our long-range growth strategy, we plan to open a number of new outlets for our juvenile business over the next three years.

We believe the following are our principal challenges and risks:

•

Increased competition – Our businesses operate in a highly and increasingly competitive retail market. We face strong competition from discount and mass merchandisers, national and regional chains and department stores, local retailers in the market areas we serve, and Internet and catalog businesses. We compete on the basis of product variety, quality and availability, price, advertising and promotion, convenience or store location, customer support, and service. Price competition in the United States toy retailing business continued to be intense during the 2006 holiday season. We believe that success in this competitive environment can be achieved through enhancing the shopping experience for our customers, superior inventory management, strengthening brand loyalty, and competitive pricing. We also continue to focus on strengthening our relationships with our vendors.

•

Spending patterns and age compression – In recent years, toy sales have been negatively impacted by “age compression,” which is the acceleration of children leaving traditional play categories at increasingly younger ages for more sophisticated products such as cell phones, DVD players, CD players, MP3 devices, and other electronic products. The age compression pattern tends to decrease consumer demand for traditional toys. To the extent that we are unable to offer consumers more sophisticated products or that these more sophisticated products are also available at a wider range of retailers than our traditional competitors, our net sales and profitability could be materially adversely affected and we could experience excess inventories.

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

•

Seasonality – Our worldwide toy store business is highly seasonal with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 40% of the sales from our worldwide toy store business and a substantial portion of the operating earnings and cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. If less than satisfactory sales, operating earnings or cash flows from operations are achieved during the fourth quarter, we may not be able to compensate sufficiently for the lower sales, operating earnings, or cash flows from operations during the first three quarters of the fiscal year. Our Babies “R” Us business is not significantly impacted by seasonality.

Restatement of Previously Issued Financial Statements

In the fourth quarter of fiscal 2006, we identified errors in our previously issued Consolidated Balance Sheets and related Condensed Consolidated Balance Sheet financial information related to our accounting for income taxes. We did not present our deferred tax accounts on a net basis, as required by SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). We have restated our deferred tax accounts to present deferred tax assets and liabilities after netting items by legal entity and taxing jurisdiction.

We have restated our previously issued Condensed Consolidated Balance Sheet information included in this document. The restatement adjustments did not impact our previously reported Consolidated Statements of Operations, Consolidated Statements of Cash Flows, or Consolidated Statements of Stockholders’ (Deficit) Equity. Refer to Note 23 to the Consolidated Financial Statements entitled “RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS” for further details.

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

On July 21, 2005, the transaction was consummated by the Sponsors, along with a fourth investor, GB Holdings I, LLC (the “Fourth Investor”), an affiliate of Gordon Brothers, a consulting firm that is independent from and unaffiliated with the Sponsors and management, through a $6.6 billion merger of Acquisition Sub with and into the Company, with the Company being the surviving corporation in the merger (the “Merger”). The Sponsors and the Fourth Investor are collectively referred to herein as the “Investors.” Under the Merger Agreement, the former holders of the Company’s common stock, par value $0.10 per share, received $26.75 per share, or approximately $5.9 billion. In addition, approximately $766 million was used, among other things, to settle our equity security units and our warrants and options to purchase common stock, restricted stock and restricted stock units and pay fees and expenses related to the Merger, and severance, bonuses and related payroll taxes. The Merger consideration was funded by the Company’s available cash, cash equity contributions from the Investors and the debt financings. We refer to the July 21, 2005 Merger and recapitalization as the “Merger Transaction.”

The Merger Transaction has been accounted for as a recapitalization and accordingly, there was no change in the basis of the assets and liabilities of Toys “R” Us, Inc. Therefore, all assets and liabilities of Toys “R” Us, Inc. prior to the Merger Transaction are reflected in our consolidated financial statements at their historical amounts. Immediately following the consummation of the Merger Transaction, we implemented an inversion transaction whereby one of our dormant subsidiaries, became the new parent of Toys “R” Us, Inc. and is now known as Toys “R” Us Holdings, Inc.

For fiscal 2005, the fees and expenses related to the Merger Transaction and the related financing transactions principally consisted of advisory fees and expenses of $78 million, financing fees of $135 million, sponsor fees of $81 million, and other fees and expenses of $74 million. Of the $368 million of total fees and expenses related to the Merger Transaction, approximately $243 million were expensed, $148 million as transaction related costs and $95 million as amortization of debt issuance cost, interest expense, and real estate taxes. The remaining $125 million was capitalized as debt issuance costs.

In connection with the Merger Transaction, we entered into other definitive agreements as further described in Note 2 to the Consolidated Financial Statements entitled “MERGER TRANSACTION.”

Financial Performance

As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for fiscal 2006 compared to fiscal 2005:

	Fiscal Years Ended
($ in millions)	2006	2005
Revenue growth (versus prior year)	15.2%	1.6%
Gross margin as a percentage of net sales	33.8%	32.5%
Selling, general and administrative expenses as a percentage of net sales	26.4%	26.1%
Net earnings (loss)	$109	$(384)

•

Consolidated net sales increased due to the consolidation of Toys-Japan, the opening of 48 new stores in our Babies and International divisions, continued comparable store improvements at all divisions, an additional week in the fiscal year 2006 and changes in foreign currency translation. Partially offsetting our revenue growth was the closing of 85 stores in our Toys – U.S. division.

•

Gross margin as a percentage of net sales increased due to decreased markdowns and improved initial markups. Partially offsetting these increases was a decrease due to the consolidation of Toys-Japan, which traditionally has lower gross margins than our other International businesses.

•

Selling, general and administrative (“SG&A”) as a percentage of net sales increased due to higher compensation and store occupancy costs related to new store openings at International and Babies, as well as higher Corporate expenses related to increased professional fees and compensation expense.

•

Net earnings increased due to the absence of transaction-related costs related to the Merger Transaction in 2005, an improvement in gross margin, and gains on sales of properties. The increase in net earnings was partially offset by a decrease in income tax benefit and an increase in interest expense.

RESULTS OF OPERATIONS

We have provided below a discussion of our results of operations, which are presented on the basis required by accounting principles generally accepted in the United States (“GAAP”). We have provided Consolidated Statement of Operations and Consolidated Balance Sheet information (“financial statements”) on a non-GAAP adjusted basis to exclude the impact of our consolidation of Toys-Japan. We believe that providing the financial statements excluding the impact of Toys-Japan provides investors with a measurement of operating results which are comparable with prior periods. We believe that this performance measurement may assist investors in assessing performance between periods and in developing expectations of future performance. We exclude these items from internal performance measures to analyze performance between periods, develop internal projections and measure management performance. These non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the reported Consolidated Statement of Operations and Consolidated Balance Sheet.

Comparable Store Sales

We include, in computing comparable store net sales, stores that have been open for 56 weeks (1 year and 4 weeks) from their “soft” opening date. Soft opening is typically two weeks prior to the grand opening. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 56 weeks or more, we can better gauge how the core store base is performing since it excludes store openings and closings. Percentages represent changes in comparable store sales versus the same period and number of weeks in the prior year.

As a result of our 2005 restructuring initiatives, we closed 87 stores in Toys-U.S., which are excluded from comparable store sales. The migration of sales from closed stores to nearby continuing stores had a positive impact on our comparable store sales in Toys-U.S in fiscal 2006.

Various factors affect comparable store sales, including the number of stores we open or close, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, and the cannibalization of existing store sales by new stores. Among other things, weather conditions can affect comparable store sales because inclement weather can require us to close certain stores temporarily and thus reduce customer traffic in those stores. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store sales will continue to fluctuate in the future.

	Comparable Store Net Sales Performance
(In local currencies)	Fiscal 2006	Fiscal 2005	Fiscal 2004
Toys “R” Us – U.S.	0.6%	(1.4)%	(3.7)%
Toys “R” Us – International (1)	2.6%	3.1%	0.6%
Babies “R” Us	4.8%	5.7%	2.2%

(1)	Includes wholly-owned operations only and excludes the operations of Toys – Japan, whose results we began consolidating in fiscal 2006.

	Divisional Store Count
	Fiscal 2006	2006		Fiscal 2005	2005		Fiscal 2004
		Opened	Closed		Opened	Closed
Toys “R” Us – U.S.	586	—	(85)	671	—	(10)	681
Toys “R” Us – International (1)	678	47	(10)	641	48	(8)	601
Babies “R” Us	251	22	(1)	230	13	—	217

Total	1,515	69	(96)	1,542	61	(18)	1,499

(1)

Includes 488 wholly-owned and 190 licensed and franchised stores as of February 3, 2007; 305 wholly-owned and 336 licensed and franchised stores as of January 28, 2006; and 299 wholly-owned and 302 licensed and franchised stores as of January 29, 2005. The 488 wholly-owned stores as of February 3, 2007 include 167 stores licensed from Toys “R” Us to Toys – Japan, which we consider “owned” due to our approximate 48% controlling ownership and our control of a majority of the board of directors of Toys – Japan. The financial impact of income from our licensed and franchised stores is not material to our consolidated results of operations.

Toys “R” Us-Japan, Ltd. (Toys-Japan) Consolidation

We have an approximate 48% equity ownership position in Toys-Japan through our holdings of its common stock. During the first quarter of 2006, we (together with our Sponsors) took control of a majority of the board of directors of Toys-Japan. As a result of this control, our ownership in Toys-Japan and other factors, we have consolidated the results of Toys-Japan into our consolidated financial statements for all periods of fiscal 2006. We had previously accounted for our investment in Toys-Japan using the “equity method” of accounting.

The following pro forma financial information for fiscal 2006 excludes the consolidated results of Toys-Japan in order to provide a comparable presentation to our reported results for fiscal years 2005 and 2004, which accounted for Toys-Japan using the equity method of accounting. The pro forma financial information is not necessarily indicative of our future results of operations.

Pro Forma Consolidated Statement of Operations

	Years Ended
(In millions)	February 3, 2007 (As reported)	February 3, 2007 Toys-Japan	February 3, 2007 Elimination	February 3, 2007 (Pro forma)	January 28, 2006 (As reported)	January 29, 2005 (As reported)
Net sales	$13,050	$1,650	$—	$11,400	$11,333	$11,155
Cost of sales	8,638	1,187	—	7,451	7,652	7,506

Gross margin	4,412	463	—	3,949	3,681	3,649
Selling, general and administrative expenses	3,450	436	(2)	3,016	2,955	3,001
Depreciation and amortization	409	39	—	370	400	354
Net (gains) losses on sales of properties	(110)	—	—	(110)	3	(69)
Restructuring and other charges	14	—	—	14	33	59
Contract settlement fees and other	—	—	—	—	22	—
Transaction and related costs	—	—	—	—	410	—

Total operating expenses	3,763	475	(2)	3,290	3,823	3,345

Operating earnings (loss)	649	(12)	2	659	(142)	304
Other (expense) income:
Interest expense	(537)	(5)	—	(532)	(394)	(130)
Interest income	31	6	—	25	31	19

Earnings (loss) before income taxes and minority interest	143	(11)	2	152	(505)	193
Income tax expense (benefit)	35	(8)	—	43	(121)	(59)
Minority interest	(1)	—	(1)	—	—	—

Net earnings (loss)	$109	$(3)	$3	$109	$(384)	$252

Pro Forma Consolidated Balance Sheet

(In millions)	February 3, 2007 (As reported)	February 3, 2007 Toys- Japan	February 3, 2007 Elimination	February 3, 2007 (Pro forma)	January 28, 2006 (As restated)
ASSETS
Current Assets:
Cash and cash equivalents	$765	$8	$—	$757	$981
Accounts and other receivables	230	26	—	204	218
Merchandise inventories	1,690	168	—	1,522	1,488
Assets held for sale	9	—	—	9	—
Current deferred tax assets	43	15	—	28	94
Prepaid expenses and other current assets	120	30	—	90	66

Total current assets	2,857	247	—	2,610	2,847

Property and equipment, net	4,333	303	—	4,030	4,175
Goodwill, net	365	10	4	359	359
Deferred tax assets	95	10	—	85	10
Restricted cash	148	—	—	148	107
Other assets	497	288	120	329	365

	$8,295	$858	$124	$7,561	$7,863

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Short-term borrowings	$151	$151	$—	$—	$—
Accounts payable	1,303	204	—	1,099	1,118
Accrued expenses and other current liabilities	848	45	—	803	844
Income taxes payable	142	2	—	140	130
Current portion of long-term debt	66	18	—	48	407

Total current liabilities	2,510	420	—	2,090	2,499

Long-term debt	5,722	138	—	5,584	5,540
Deferred tax liabilities	74	—	—	74	84
Deferred rent liabilities	248	—	—	248	260
Other non-current liabilities	282	42	—	240	204
Minority interest in Toys “R” Us Japan	134	—	(134)	—	—
Total stockholders’ (deficit) equity	(675)	258	258	(675)	(724)

	$8,295	$858	$124	$7,561	7,863

Fiscal 2006 Compared to Fiscal 2005

Net Earnings (Loss)

	Net Earnings (Loss)
(In millions)	Fiscal 2006	Fiscal 2005	Increase
Toys “R” Us Consolidated	$109	$(384)	$493

We generated net earnings of $109 million in fiscal 2006 compared to a net loss of $384 million in fiscal 2005. The consolidation of Toys-Japan had no impact on net earnings, but did affect amounts classified in the Consolidated Statement of Operations. Excluding the impact of Toys-Japan on amounts classified in the Consolidated Statement of Operations, net earnings increased primarily due to the absence of Transaction and related costs of $410 million incurred in connection with the Merger Transaction in fiscal 2005 (described in Note 2 to our Consolidated Financial Statements entitled “MERGER

TRANSACTION”), an improvement in Gross margin of $268 million, and an increase in net gains of $113 million related to the sales of properties in fiscal 2006. The increase in Net earnings was partially offset by a decrease in Income tax benefit of $164 million, and an increase in Interest expense of $138 million as a result of a full year of interest expense on the increased borrowings related to the Merger Transaction in fiscal 2005. Our increase in Selling, general and administrative expenses of $61 million was partially offset by reduced Depreciation and amortization of $30 million due to the retirement of assets related to the fiscal 2005 restructuring initiatives and the absence of the loss on early extinguishment of debt and contract settlement fee expense of $22 million.

Consolidated Net Sales

	Net Sales
($ in millions)	Fiscal 2006	% of consolidated net sales	Fiscal 2005	% of consolidated net sales	Percentage Growth/(Decline)
Toys “R” Us – U.S.	$5,894	45.2%	$6,431	56.8%	(8.4)%
Toys “R” Us – International (1)	4,780	36.6%	2,815	24.8%	69.8%
Babies “R” Us	2,376	18.2%	2,087	18.4%	13.8%
Total net sales	$13,050	100.0%	$11,333	100.0%	15.2%

(1)	International includes net sales of Toys-Japan of $1,650 million for fiscal 2006.

Consolidated net sales increased by $1.72 billion, or 15.2%, to $13.05 billion in fiscal 2006 from $11.33 billion in fiscal 2005. Net sales increased by $1.65 billion, or 14.6%, in fiscal 2006 due to the consolidation of Toys-Japan, and increased by $147 million in fiscal 2006 due to the changes in foreign currency translation in International. Our reporting period for fiscal 2006 included 53 weeks compared to 52 weeks for fiscal 2005, which also added incremental sales of approximately $134 million. Excluding these increases, our net sales decreased primarily due to the closings of 85 stores in our Toys-U.S. division in fiscal 2006. The decrease in our Toys-U.S. division was partially offset by increased sales from new stores at our International and Babies divisions and favorable comparable store increases at all divisions. Net sales in our International and Babies divisions were positively impacted by the addition of 22 Babies stores, and the opening of 26 wholly-owned International stores in fiscal 2006.

Toys “R” Us – U.S.

Net sales for the Toys – U.S. division decreased by $537 million, or 8.4%, to $5.89 billion in fiscal 2006 compared to $6.43 billion in fiscal 2005. The decrease in net sales was primarily driven by the closing of 85 toy stores in the United States in fiscal 2006, and decreases in Internet sales. The decrease in net sales was partially offset by the comparable store net sales increases of 0.6% in fiscal 2006 compared to fiscal 2005. Our fiscal 2006 included 53 weeks compared to 52 weeks for fiscal 2005, which also added incremental sales of approximately $57 million.

Comparable store net sales were primarily impacted by increases in sales in the learning, seasonal and core toy categories. The increases in the learning categories were driven by a strong back to school season and strong preschool and infant toy sales. The increases in outdoor seasonal categories were primarily driven by swing sets. The increases in the core toy categories were driven by items associated with new movie releases and die-cast toys. These results were partially offset by lower sales of our apparel and juvenile categories, and entertainment (comprised of our R ZONE and Geoffrey’s Box Office categories). The decline in apparel sales was the result of reduced advertising and the elimination of larger size ranges and accompanying accessories. The decline in juvenile sales was attributable to declines in furniture and infant care categories. Entertainment’s overall performance was impacted by softness in electronics and lower video game sales in the first half of the year caused by the anticipation of new video launches, partially offset by the strong performance in the next generation of video hardware launches.

Toys “R” Us – International

Net sales for the International division increased by $1.97 billion, or 69.8%, to $4.78 billion in fiscal 2006 compared to $2.82 billion in fiscal 2005. Net sales of International increased by $1.65 billion, or 58.6%, in fiscal 2006 due to the consolidation of Toys-Japan, and increased by $147 million, or 5.2%, in fiscal 2006 due to the changes in foreign currency translation. Excluding the impact of Toys-Japan and changes in foreign currency translation, the increase in net sales was primarily driven by comparable store net sales increases of 2.6%, new stores opened in fiscal 2006, and a full year of sales at new stores added in fiscal 2005. Our reporting period for fiscal 2006 included 53 weeks compared to 52 weeks for fiscal 2005, which also added incremental sales of approximately $31 million.

Comparable store net sales were primarily impacted by increases in infant care products, learning and electronics categories. The increase in infant care categories was primarily due to increases in car-related products and growth in strollers, furniture, and home décor. The increase in learning categories was primarily due to increases in educational electronics products and games. Electronics increased due to strong sales of video game hardware and software related to the next generation of video hardware launches.

Babies “R” Us

Net sales for the Babies division increased by $289 million, or 13.8%, to $2.38 billion in fiscal 2006 compared to $2.09 billion in fiscal 2005. The increase in net sales was primarily driven by a full year of sales at new stores added in fiscal 2005, new stores opened in fiscal 2006, and comparable store net sales increases of 4.8%. Our fiscal 2006 included 53 weeks compared to 52 weeks for fiscal 2005, which also added incremental sales of approximately $46 million.

Comparable store net sales were primarily impacted by an increase in commodities categories, as well as increases in infant care products, bedding products, apparel, and baby gear products. New value packaging as well as strong sales in organic foods drove the commodities’ increase. The increase in infant care products was due to sales of higher price point items. Updated assortments in bedding products drove strong sales trends during the year. The increase in apparel sales was primarily due to increased color, size and style assortments, as well as expanded private label offerings. The increase in baby gear products was the result of updated assortments in Babies’ exclusive travel systems and coordinated travel collections.

Cost of Sales and Gross Margin

We record the costs associated with operating our distribution networks as a part of consolidated Selling, general, and administrative expenses (“SG&A”), including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales. Credits and allowances received from vendors are recognized in consolidated cost of sales and also have a positive impact on our consolidated gross margin.

The following costs are included in “Cost of Sales:”

•	the cost of acquired merchandise from vendors;

•	freight in;

•	markdowns;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

Consolidated Gross Margin

	Gross Margin
($ in millions)	Fiscal 2006	% of net sales	Fiscal 2005	% of net sales
Toys “R” Us – U.S.	$1,829	31.0%	$1,833	28.5%
Toys “R” Us – International (1)	1,645	34.4%	1,048	37.2%
Babies “R” Us	938	39.4%	800	38.3%

Total gross margin	$4,412	33.8%	$3,681	32.5%

(1)

International includes Toys-Japan’s gross margin of $463 million in fiscal 2006. The gross margin of Toys-Japan for fiscal 2006 as a percentage of net sales was 28.1%. This was significantly below the average of our other International businesses of 37.8% for fiscal 2006. Toys-Japan’s lower gross margin as a percentage of net sales was due to a higher mix of sales of lower margin electronic and video products.

Consolidated gross margin increased by $731 million to $4,412 million in fiscal 2006, from $3,681 million in fiscal 2005.

Gross margin as a percentage of net sales increased by 1.3 percentage points in fiscal 2006, compared to fiscal 2005. Gross margin increased by $463 million due to the consolidation of Toys-Japan in fiscal 2006, which decreased gross margin as a percentage of net sales by 0.8 percentage points for fiscal 2006, compared to fiscal 2005. Our fiscal 2006 included 53 weeks compared to 52 weeks in fiscal 2005, which added incremental gross margin of approximately $50 million in fiscal 2006.

Excluding the impact of consolidation of Toys-Japan, the increase in gross margin as a percentage of net sales was primarily due to a 0.9 percentage point decrease in markdowns and a 1.3 percentage point increase in initial markups. Markdown costs decreased primarily due to a high level of clearance activity in fiscal 2005 that was not required in fiscal 2006. The increase in initial markup was primarily due to strong sales of higher margin infant care, learning and core toy products in International, increased sales of higher margin items such as apparel, bedding and infant care product in Babies, and improved margins in core toy categories, and infant toys and juvenile products in Toys-U.S.

Toys “R” Us – U.S.

Gross margin decreased by $4 million to $1,829 million in fiscal 2006, compared to $1,833 million in fiscal 2005. Gross margin as a percentage of net sales in fiscal 2006 increased 2.5 percentage points compared to fiscal 2005. The increase in gross margin as a percentage of net sales was primarily due to a 1.9 percentage point decrease in markdown costs, and a 0.6 percentage point increase in initial markup.

Markdown costs decreased primarily due to a high level of clearance activity and restructuring in fiscal 2005 that was not repeated in fiscal 2006. The increase in initial markup was driven by improved margins in several core toy categories, preschool toys and infant toys. Video platforms, accessories and software all had improved margins resulting from improved availability of more established systems and established software titles. The juvenile categories also improved, driven by private label products.

Toys “R” Us – International

Gross margin increased by $597 million to $1,645 million in fiscal 2006, compared to $1,048 million in fiscal 2005. Gross margin as a percentage of net sales in fiscal 2006 decreased 2.8 percentage points, compared to fiscal 2005. Gross margin included $463 million due to the consolidation of Toys-Japan in fiscal 2006, which decreased gross margin as a percentage of net sales by 3.3 percentage points in fiscal 2006, compared to fiscal 2005.

Excluding the impact of consolidation of Toys-Japan, the increase in gross margin was primarily due to an increase in initial markup, which contributed a 0.7 percentage point increase. The increase in initial markup was due to strong sales of higher margin infant care and learning products, improvements in the merchandise mix, margin growth in the juvenile categories and competitive pricing initiatives.

Babies “R” Us

Gross margin increased by $138 million to $938 million in fiscal 2006, compared to $800 million in fiscal 2005. Gross margin as a percentage of net sales in fiscal 2006 increased 1.1 percentage points, compared to fiscal 2005. The increase in gross margin as a percentage of net sales was primarily due to a 1.2 percentage point improvement in initial markup, and was partially offset by an increase in markdowns of 0.1 percentage points.

The increase in initial markup was primarily driven by sales of higher margin products in apparel, bedding and infant care categories. Markdown costs increased slightly primarily due to various promotional and clearance programs.

Selling, General and Administrative Expenses

The following are the types of costs and income included in SG&A expenses:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising expenses;

•	costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores;

•	other corporate-related expenses; and

•	other income.

	Selling, General and Administrative Expenses
($ in millions)	Fiscal 2006	% of net sales	Fiscal 2005	% of net sales
Toys “R” Us Consolidated	$3,450	26.4%	$2,955	26.1%

SG&A expenses increased $495 million to $3,450 million in fiscal 2006 compared to $2,955 million in fiscal 2005. As a percentage of net sales, SG&A expenses increased 0.3 percentage points. SG&A expenses included $436 million in fiscal 2006 due to the consolidation of Toys-Japan, which did not affect SG&A expenses as a percentage of net sales for fiscal 2006, compared to fiscal 2005. Our fiscal 2006 included 53 weeks compared to 52 weeks in fiscal 2005, which also added estimated incremental SG&A expenses of approximately $25 million.

Excluding the impact of the consolidation of Toys-Japan, the increase in SG&A expenses in fiscal 2006 compared to fiscal 2005 was primarily due to increases at International and Babies due to higher compensation costs of $48 million, store occupancy expenses of $57 million, and increases at our corporate headquarters due to higher professional fees of $17 million and higher severance expense of $17 million. Partially offsetting these increases were decreases in Toys – U.S. due to lower compensation costs of $46 million, store occupancy costs of $68 million, and lower selling costs of $31 million which was primarily due to a reduction in fees after terminating our agreement with Amazon.com.

Depreciation and amortization

	Depreciation and amortization
(In millions)	Fiscal 2006	Fiscal 2005	Increase
Toys “R” Us Consolidated	$409	$400	$9

Depreciation and amortization increased by $9 million, or 2.3%, to $409 million in fiscal 2006 compared to $400 million in fiscal 2005. The increase was primarily attributed to the inclusion of $39 million of depreciation and amortization from the consolidation of Toys-Japan. This increase was primarily offset by a decrease of $21 million related to the locations identified in the fiscal 2005 restructuring initiative and other restructured properties, which were classified as held for sale and sold during fiscal 2006.

Net (gains) losses on sales of properties

	Net (gains) losses on sales of properties
(In millions)	Fiscal 2006	Fiscal 2005	Increase
Toys “R” Us Consolidated	$(110)	$3	$113

Net (gains) losses on sales of properties increased by $113 million to a net gain of $110 million in fiscal 2006 compared to a net loss of $3 million in fiscal 2005. The increase was primarily due to the net gain of $91 million related to the sales of 38 stores, primarily to Vornado Surplus 2006 Realty LLC, which is an affiliate of one of our Sponsors, and a net gain of $21 million related to the sale of one property in the United Kingdom in fiscal 2006.

Restructuring and other charges

	Restructuring and other charges
(In millions)	Fiscal 2006	Fiscal 2005	(Decrease)
Toys “R” Us Consolidated	$14	$33	$(19)

Restructuring and other charges decreased by $19 million, or 57.6%, to $14 million in fiscal 2006 compared to $33 million in fiscal 2005. For fiscal 2006, we incurred $12 million of net charges related to our 2005 initiatives. The 2005 restructuring initiative charges consisted of $10 million for lease commitments and $6 million of asset impairment and disposal charges. These charges were partially offset by the reversal of $3 million of lease commitments on properties sold and $1 million of severance charges that we determined were no longer needed. The remaining net charges related to 2004 and earlier initiatives.

For the fiscal year ended January 28, 2006, we incurred $31 million net charges under our 2005 initiatives consisting of $22 million related to asset impairment, $1 million related to lease commitments and $8 million related to severance costs. The remaining net charges related to 2004 and earlier initiatives.

Refer to Note 4 to our Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES” for a description of our different restructuring initiatives.

Transaction and related costs

	Transaction and related costs
(In millions)	Fiscal 2006	Fiscal 2005	(Decrease)
Toys “R” Us Consolidated	$—	$410	$(410)

In connection with the Merger Transaction, we recorded expenses of $410 million in fiscal 2005. These expenses related to the transaction costs of $148 million, compensation expenses related to stock options and restricted stock of $222 million, as well as payments of severance, bonuses and related payroll taxes of $40 million. We did not have any expenses related to the Merger Transaction in fiscal 2006.

Contract settlement fees and other

	Contract settlement fees and other
(In millions)	Fiscal 2006	Fiscal 2005	(Decrease)
Toys “R” Us Consolidated	$—	$22	$(22)

Contract settlement fees and other was $22 million in fiscal 2005. This amount reflected the loss on early extinguishment of debt of $7 million related to the purchase of the notes associated with the equity security units and a contract settlement fee of $15 million related to the early termination of our synthetic lease for our Global Store Support Center in Wayne, New Jersey. We did not incur similar expenses in fiscal 2006.

Interest expense

	Interest expense
(In millions)	Fiscal 2006	Fiscal 2005	Increase
Toys “R” Us Consolidated	$537	$394	$143

Interest expense increased by $143 million, or 36.3%, to $537 million in fiscal 2006 compared to $394 million in fiscal 2005. The increase in interest expense was primarily due to our significant increase in total outstanding debt, which was incurred as a result of our Merger transaction in July 2005. During fiscal 2006, we incurred 53 weeks of interest expense as compared to 27 weeks of interest expense in fiscal 2005 on our higher debt balances, which increased interest expense by $210 million. This increase was primarily offset by the reduction of deferred financing fee write-offs in 2005 of $59 million and the retirement of debt, which reduced interest expense by $16 million.

Interest income

	Interest income
(In millions)	Fiscal 2006	Fiscal 2005	(Change)
Toys “R” Us Consolidated	$31	$31	$—

Interest income remained constant at $31 million in fiscal 2006 and in fiscal 2005 due to a $6 million increase related to the consolidation of Toys-Japan, offset by a net decrease of approximately $6 million due to lower average cash balances maintained. Our cash balances earned slightly higher average interest rates during fiscal 2006.

Income tax expense (benefit)

	Income tax expense (benefit)
($ in millions)	Fiscal 2006	Fiscal 2005	Increase
Toys “R” Us Consolidated	$35	$(121)	$156
Consolidated effective tax rates	24.5%	24.0%	0.5%

The increase in income tax expense of $156 million reflects a combination of factors. The primary reason for the increase in income tax expense is the increase in pre-tax earnings. We also had a $41 million increase in valuation allowance related to U.S. Federal tax credits, a $19 million increase related to tax reserves for certain contingencies, and an $84 million decrease in valuation allowance related to foreign tax loss carry-forwards and other deferred tax assets.

Fiscal 2005 Compared to Fiscal 2004

Net (Loss) Earnings

	Net (Loss) Earnings
(In millions)	Fiscal 2005	Fiscal 2004	(Decrease)
Toys “R” Us Consolidated	$(384)	$252	$(636)

We generated a net loss of $384 million in fiscal 2005 compared to net earnings of $252 million in fiscal 2004, primarily due to charges of $410 million related to the Merger Transaction in fiscal 2005 and higher interest expenses of $264 million as a result of increased borrowings related to the Merger Transaction in fiscal 2005, as well as contract settlement fees and other expenses of $22 million. In addition, we incurred $22 million of accelerated depreciation related to our announced Toys “R” Us – U.S. store closings and $34 million of restructuring and other charges for fiscal 2005. The change in net loss in fiscal 2005 was partially offset by the net tax benefit of $62 million and the earnings generated by the additional net sales of $178 million in fiscal 2005 compared to fiscal 2004.

Consolidated Net Sales

	Net Sales
($ in millions)	Fiscal 2005	% of consolidated net sales	Fiscal 2004	% of consolidated net sales	Percentage Growth/ (Decline)
Toys “R” Us – U.S.	$6,431	56.8%	$6,524	58.5%	(1.4)%
Toys “R” Us – International	2,815	24.8%	2,761	24.7%	2.0%
Babies “R” Us	2,087	18.4%	1,870	16.8%	11.6%

Total net sales	$11,333	100.0%	$11,155	100.0%	1.6%

Consolidated net sales increased by $178 million, or 1.6%, to $11.33 billion in fiscal 2005 from $11.16 billion in fiscal 2004. In fiscal 2005 net sales decreased by $61 million, or 0.5%, due to the changes in foreign currency translation. The increase in net sales in fiscal 2005 was primarily the result of net sales increases in our Babies division of 11.6% to $2.09 billion, and net sales increases in our International division of 2.0% to $2.82 billion. These increases in net sales in our Babies and International divisions were primarily due to the addition of 13 Babies stores in the United States and the opening of 10 wholly-owned international stores in fiscal 2005, slightly offset by the closings of four wholly-owned international stores in fiscal 2005. In addition, comparable store net sales at our Babies and International divisions showed favorable increases. These increases were partially offset by net sales decreases in our Toys – U.S. division primarily due to comparable store net sales decline of 1.4% in fiscal 2005.

Toys “R” Us – U.S.

Net sales for the Toys – U.S. division decreased by $93 million, or 1.4%, to $6.43 billion for fiscal 2005 compared to $6.52 billion for fiscal 2004. This decline in net sales was primarily the result of a dramatic increase in the price of fuel and a soft video cycle anticipated before the release of new platforms. In addition, comparable store net sales at our Toys – U.S. division declined 1.4% in fiscal 2005 compared to fiscal 2004. Video net sales declined approximately 7% compared to fiscal 2004. The closings of 10 U.S. toy stores during fiscal 2005 also negatively affected net sales in our Toys – U.S. division by contributing approximately $34 million to the net sales decline. In addition, three hurricanes that impacted store performance in the Southeast accounted for approximately $14 million of the net sales decline.

Toys “R” Us – International

Net sales for the International division increased by $54 million, or 2.0%, to $2.82 billion in fiscal 2005, compared to $2.76 billion in fiscal 2004. In fiscal 2005, net sales decreased by $61 million, or 2.2% of the International division’s net sales due to the changes in foreign currency translation. The increase in net sales was driven by increases in comparable store net sales of 3.1% due to strong net sales in our core toy, learning, and juvenile products categories, partially offset by a decrease in net sales in our video games and consumer electronics categories. The opening of 10 wholly-owned international stores, slightly offset by the closings of four wholly-owned International stores, also contributed to our sales growth in fiscal 2005.

Babies “R” Us

Net sales for the Babies “R” Us division increased by $217 million, or 11.6%, to $2.09 billion in fiscal 2005 compared to

$1.87 billion in fiscal 2004, primarily as a result of a 5.7% increase in comparable store net sales as well as the contribution of approximately $31.7 million in net sales from an additional 13 new stores opened in fiscal 2005. Our diaper/formula, gifts, bedding, health and beauty aids, infant care, and wood furniture categories all had double-digit net sales increases. The net sales increase was also driven by the impact of enhanced advertising events.

Consolidated Gross Margin

	Gross Margin
($ in millions)	Fiscal 2005	% of net sales	Fiscal 2004	% of net sales
Toys “R” Us – U.S.	$1,833	28.5%	$1,908	29.2%
Toys “R” Us – International	1,048	37.2%	1,028	37.2%
Babies “R” Us	800	38.3%	713	38.1%

Total gross margin	$3,681	32.5%	$3,649	32.7%

Consolidated gross margin, as a percentage of net sales, decreased by 0.2 percentage points in fiscal 2005, but increased in absolute dollars by $32 million, compared to fiscal 2004. Gross margin for fiscal 2004 included $157 million in inventory markdowns, which negatively impacted gross margin as a percentage of net sales by 1.4 percentage points in fiscal 2004. These markdowns affected our Toys “R” Us – U.S. and International divisions by $142 million and $15 million, respectively. The decrease in gross margin was attributable to increased price competitiveness and increased promotions and markdowns to maintain inventory quality.

Toys “R” Us – U.S.

Gross margin as a percentage of net sales for Toys “R” Us – U.S. decreased by 0.7 percentage points, or $75 million, compared to fiscal 2004. Gross margin for fiscal 2004 included a special $142 million charge related to an initiative to liquidate selected older store inventory which negatively impacted gross margin as a percentage of net sales by 2.2 percentage points in fiscal 2004.

The decrease in gross margin as a percentage of net sales was mainly due to promotional efforts built around stringent inventory management efforts to minimize slow-moving, low-return inventory. Promotional markdowns were approximately $102 million higher than fiscal 2004 which helped drive inventory levels for the Toys “R” Us – U.S. down by approximately $360 million year over year. This was in part due to increased response rates to direct mail offerings and gift card promotions. The increase in promotional markdowns reduced gross margin as a percentage of net sales by 1.6 percentage points. In addition, we recorded $41 million in inventory markdowns and liquidator fees related to our announced Toys “R” Us – U.S. store closings as detailed further in Note 4 to the Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES.” This reduced gross margin as a percentage of net sales by 0.6 percentage points in fiscal 2005. The decrease in gross margin dollars was also attributable to the overall net sales decline of $93 million in fiscal 2005, which reduced gross margin dollars by approximately $27 million. Also, lower inventory purchases reduced the amount of volume rebates, which reduced gross margin dollars by approximately $38 million in fiscal 2005. This reduced gross margin as a percentage of net sales by 0.6 percentage points.

Toys “R” Us – International

Gross margin as a percentage of net sales for Toys “R” Us – International in fiscal 2005 remained flat compared to fiscal 2004 but increased in absolute dollars by $20 million. Gross margin for fiscal 2004 included special inventory markdowns of $15 million related to an initiative to liquidate selected older store inventory. The inventory markdowns negatively impacted gross margin as a percentage of net sales by 0.5 percentage points for fiscal 2004.

Babies “R” Us

Gross margin as a percentage of net sales for Babies “R” Us in fiscal 2005 increased by 0.2 percentage points, or $87 million, compared to fiscal 2004. The increase in gross margin as a percentage of net sales was the result of improved overall initial markup of 0.4 percentage points driven by the diaper/formula and infant care categories offset by product mix and lower margin on imports of 0.5 percentage points. An increase of 0.2 percentage points in supplier promotional support and purchase allowances also contributed to the improvement. The increase in gross margin as percentage of sales was also attributable to the overall net sales increase of $217 million in fiscal 2005 compared to fiscal 2004, which increased gross margin dollars by approximately $83 million.

Selling, General and Administrative Expenses

	Selling, General and Administrative Expenses
($ in millions)	Fiscal 2005	% of net sales	Fiscal 2004	% of net sales
Toys “R” Us Consolidated	$2,955	26.1%	$3,001	26.9%

SG&A expenses decreased $46 million to $2,955 million in fiscal 2005 compared to $3,001 million in fiscal 2004. As a percentage of net sales, SG&A expenses decreased 0.8 percentage points. The decrease in SG&A expenses was partially due to the decrease in the Toys – U.S. division’s SG&A expenses, including savings in advertising, payroll expenses and overhead charges. Payroll savings were primarily driven by lower hourly payroll and related payroll taxes as a result of lower sales, lower medical costs and a lower bonus payout. These savings were partially offset by increases in higher facility maintenance costs, higher utility costs and higher property taxes as well as the Babies division’s higher distribution center and store support center costs primarily due to new store growth and to support higher store for store sales.

Depreciation and amortization

	Depreciation and amortization
(In millions)	Fiscal 2005	Fiscal 2004	Increase
Toys “R” Us Consolidated	$400	$354	$46

Depreciation and amortization increased $46 million, or 13.0%, to $400 million in fiscal 2005 compared to $354 million in fiscal 2004. The increase primarily resulted from the $22 million of accelerated depreciation related to our announced Toys “R” Us – U.S. store closings and an increase of $16 million in capital expenditures to $285 million in fiscal 2005 from $269 million in fiscal 2004.

Net (gains) losses on sales of properties

	Net (gains) losses on sales of properties
(In millions)	Fiscal 2005	Fiscal 2004	(Decrease)
Toys “R” Us Consolidated	$3	$(69)	$(72)

Net (gains) losses on sales of properties decreased by $72 million to a $3 million net loss in fiscal 2005 compared to a $69 million net gain in fiscal 2004. The decrease is primarily due to the sale of restructured properties to Office Depot, Inc. in fiscal 2004. We received net cash proceeds of approximately $150 million and recognized a $55 million gain associated with the closing of our Kids “R” Us stores, of which $53 million was related to our transaction with Office Depot. We also received $24 million of net cash proceeds and recorded a gain of $14 million, related to a property located in Santa Monica, CA.

Restructuring and other charges

	Restructuring and other charges
(In millions)	Fiscal 2005	Fiscal 2004	(Decrease)
Toys “R” Us Consolidated	$33	$59	$(26)

Restructuring and other charges decreased by $26 million, or 44.1%, to $33 million in fiscal 2005 compared to $59 million in fiscal 2004. For the year ended January 28, 2006, we incurred $31 million of costs and charges under our 2005 initiatives consisting of $22 million related to asset impairment, $1 million related to lease commitments and $8 million related to severance costs. The remaining $2 million of net charges related to 2004 and earlier initiatives.

For the year ended January 29, 2005, we recorded $13 million of termination costs under our 2004 initiatives due to our intention to restructure the Company’s Global Store Support Center operations in Wayne, New Jersey. We recorded $26 million recorded as restructuring and other charges for asset impairment, lease obligations, termination costs, and vacancy-related costs for the closed facilities. We recorded net charges of $14 million primarily related to lease commitments on idle facilities under our 2001 initiatives to consolidate five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. Under our 1998 and 1995 initiatives, we recorded additional net charges of $6 million.

Transaction and related costs

	Transaction and related costs
(In millions)	Fiscal 2005	Fiscal 2004	Increase
Toys “R” Us Consolidated	$410	$ —	$410

In connection with the Merger Transaction, we recorded expenses of $410 million in fiscal 2005. These expenses related to the transaction costs of $148 million, compensation expenses related to stock options and restricted stock of $222 million, as well as payments of severance, bonuses and related payroll taxes of $40 million. We did not have any expenses related to the Merger Transaction in fiscal 2004.

Contract settlement fees and other

	Contract settlement fees and other
(In millions)	Fiscal 2005	Fiscal 2004	Increase
Toys “R” Us Consolidated	$22	$ —	$22

Contract settlement fees and other was $22 million in fiscal 2005. This amount reflected the loss on early extinguishment of debt of $7 million related to the purchase of the notes associated with the equity security units and a contract settlement fee of $15 million related to the early termination of our synthetic lease for our Global Store Support Center in Wayne, New Jersey. We did not incur similar expenses in fiscal 2004.

Interest expense

	Interest expense
(In millions)	Fiscal 2005	Fiscal 2004	Increase
Toys “R” Us Consolidated	$394	$130	$264

Interest expense increased by $264 million, or 203.1%, to $394 million in fiscal 2005 compared to $130 million in fiscal 2004. This increase was primarily due to the substantial increased borrowings as a result of the Merger Transaction as well as increased short-term interest rates on our floating rate debt. In addition, interest expense for fiscal 2005 included $90 million of deferred financing cost amortization incurred in connection with borrowings related to the Merger Transaction.

Interest income

	Interest income
(In millions)	Fiscal 2005	Fiscal 2004	Increase
Toys “R” Us Consolidated	$31	$19	$12

Interest income increased by $12 million, or 63.2%, to $31 million in fiscal 2005 compared to $19 million in fiscal 2004. This increase was a result of higher interest rates on our investments partially offset by decreased average cash balances.

Income tax (benefit)

	Income tax (benefit)
($ in millions)	Fiscal 2005	Fiscal 2004	Increase
Toys “R” Us Consolidated	$(121)	$(59)	$62
Consolidated effective tax rates	24.0%	(30.4%)	54.4%

The increase in income tax benefit of $62 million reflects a combination of factors. The primary reason for the increase was due to the reversal of $200 million of tax reserves in fiscal 2004. Other factors that affected our effective tax rate and income tax benefit included a temporary U.S. Federal income tax incentive related to repatriated foreign earnings in fiscal 2005 and the incurrence of certain non-deductible expenses associated with the Merger Transaction.

LIQUIDITY AND CAPITAL RESOURCES

At February 3, 2007, we had no borrowings and a total of $128 million of outstanding letters of credit under our $2 billion secured revolving credit facility which expires in fiscal 2010. We had availability of $854 million under the facility at fiscal year-end. In addition, we had no outstanding borrowings and we had availability of $375 million under our multi-currency revolving credit facilities (£95 million and €145 million) which expire in fiscal 2010.

In general, our primary uses of cash are debt servicing, financing construction of new stores, remodeling existing stores, completing restructuring initiatives and providing for working capital, which principally represents the purchase of inventory. We will consider additional sources of financing to fund our long-term growth. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is received for the holiday selling season. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations, our variable rate revolving credit facilities and the multicurrency revolving credit facilities.

We believe that cash generated from operations, along with our existing cash and revolving credit facilities, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next 12 months. Our projected obligations for fiscal 2007 and beyond are set forth below under “Contractual Obligations”.

Cash flows

(In millions)	Fiscal 2006	Fiscal 2005	Fiscal 2004
Net cash provided by operating activities	$411	$671	$748
Net cash (used in) provided by investing activities	(107)	573	(477)
Net cash used in financing activities.	(566)	(1,488)	(476)
Effect of exchange rate changes on cash and cash equivalents	46	(7)	25

Net decrease in cash and cash equivalents	$(216)	$(251)	$(180)

Cash flows from operating activities

Net cash provided by operating activities for fiscal 2006 was $411 million, a decrease of $260 million compared to fiscal 2005. The decrease in cash provided by operating activities was primarily the result of the prior year’s significant reduction in working capital as a result of inventory management improvements, increased cash used for operating expenses and increased interest payments on higher average debt balances in fiscal 2006. These increases in cash used were partially offset by increased gross margins from our operations, the absence of $410 million transaction costs related to the Merger Transaction, and $22 million of contract settlement fees related to the purchase of our Wayne, N.J. headquarters facilities in prior year. The above changes in our net cash provided by operating activities in fiscal 2006 included $65 million of cash provided due to the consolidation of Toys-Japan in fiscal 2006.

Net cash provided by operating activities for fiscal 2005 was $671 million, a decrease of $77 million compared to fiscal 2004, due primarily to the increased net loss as a result of transaction costs related to the Merger, increased interest payments on new borrowings we incurred in connection with the Merger, decline in the income tax benefit, and losses on early extinguishment of debt and contract settlement fees.

Cash flows from investing activities

Net cash used in investing activities for fiscal 2006 was $107 million, a decrease of $680 million compared to cash from investing activities in fiscal 2005. The change in cash used in investing activities was primarily the result of the absence of cash generated from the sale of $953 million of our short-term investments in fiscal 2005. This was partially offset by a $207 million increase in cash inflows from the sale of fixed assets in fiscal 2006 and an increase in restricted cash, which was $66 million less than the increase in prior year. Increases in capital expenditures related to store expansions of $112 million in fiscal 2006 were offset by the absence of the $112 million payment to purchase our Wayne, N.J. headquarters facilities in fiscal 2005. The above changes in our net cash used in investing activities in fiscal 2006 included $22 million of cash used due to the consolidation of Toys-Japan in fiscal 2006.

Our capital expenditures are primarily for financing construction of new stores and remodeling existing stores. In addition, our capital expenditures in each of the preceding three years included costs to improve and enhance our information technology systems. For 2007, we plan to increase our capital spend by approximately 30% to 50% as we focus on the turnaround of the Toys “R” Us – U.S. business, and continue our investment in our juvenile business.

Net cash provided by investing activities was $573 million for fiscal 2005, an increase of $1,050 million compared to fiscal 2004. The increase was primarily due to proceeds from the sale of $953 million of our short-term investments compared to $382 million of short-term investment purchases in fiscal 2004, and $42 million of outflows related to the acquisition of SB Toys, Inc. in fiscal 2004. This increase was partially offset due to the net proceeds from the sale of fixed assets of $216 million in fiscal 2004 primarily related to the sale of Kids “R” Us assets. Additionally, we increased our restricted cash in fiscal 2005 by $107 million to serve as collateral for certain property financings we entered into during fiscal 2005. Capital expenditures increased $16 million in fiscal 2005 and included the cost related to the opening of 13 new Babies “R” Us stores in the United States, 10 new wholly-owned International toy stores, as well as a $112 million payment to purchase the Wayne Global Store Support Center, which was previously leased.

Cash flows from financing activities

Net cash used in financing activities was $566 million for fiscal 2006, a decrease of $922 million from fiscal 2005. The decrease in cash used in financing activities was primarily due to the payment of $6,248 million in fiscal 2005 for the repurchase of common stock, stock options and restricted stock, and equity security units and warrants and a decrease in capitalized debt issuance costs of $210 million. These decreases in cash used were partially offset by a reduction in borrowings of $3,528 million to $3,801 million, an increase in repayments of borrowings of $608 million to $4,308 million, and the absence of prior year’s capital contributions by our affiliates of $1,279 million and a reduction of proceeds from the exercise of stock options of $87 million. The above changes in our net cash used in financing activities in fiscal 2006 included $45 million of cash used due to the consolidation of Toys-Japan in fiscal 2006.

Net cash used in financing activities was $1,488 million for fiscal 2005, an increase of $1,012 million from fiscal 2004. This increase was primarily due to payment of $6,248 million for the repurchase of common stock, stock options and restricted stock, and equity security units and warrants, increased debt repayments of $3,197 million, and capitalized debt issuance costs of $255 million in fiscal 2005. These increases in cash used were partially offset by debt borrowings of $7,329 million, and capital contributions by our Sponsors of $1,279 million and an increase in proceeds from exercises of stock options of $60 million.

Debt

Our credit facilities contain customary covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. Our credit facilities also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the credit agreements, cross default provisions, the failure of representations and warranties contained in the credit agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities. As of February 3, 2007, we were in compliance with our financial covenants relating to our debt.

During fiscal 2006, we made the following significant changes to our debt structure:

•

On January 23, 2006, Toys “R” Us France Real Estate SAS, our indirect wholly-owned subsidiary, entered into a secured loan agreement, as the borrower, with a syndicate of financial institutions. The loan is secured by, among other things, selected French real estate, which was acquired by the borrower. On February 1, 2006, we borrowed the full amount of €65.2 million under the loan agreement. The maturity date for the loan is February 1, 2013. The loan has an interest rate of 1.50% plus mandatory costs plus EURIBOR per annum. We have entered into hedging arrangements whereby we have effectively fixed the interest rate under the loan at 4.505% plus mandatory costs per annum. Refer to Note 11 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for a description on our accounting treatment of these hedging arrangements. The loan agreement contains covenants that restrict the ability of the borrower to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan agreement also requires the borrower to maintain an interest coverage ratio of 110%.

•

On January 23, 2006, Toys “R” Us Iberia Real Estate, S.L., our indirect wholly-owned subsidiary, entered into a secured loan agreement, as the borrower, with a syndicate of financial institutions. The loan is secured by, among other things, selected Spanish real estate, which was acquired by the borrower. On February 1, 2006, we borrowed the full amount of €135.1 million under the loan agreement. The maturity date for the loan is February 1, 2013. The loan has an interest rate of 1.50% plus mandatory costs plus EURIBOR per annum. We have entered into hedging arrangements whereby we have fixed the interest rate under the loan at 4.505% plus mandatory costs per annum. Refer to Note 11 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for a description on our accounting treatment of these hedging arrangements. The loan agreement contains covenants that restrict the ability of the borrower to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan agreement also requires the borrower to maintain an interest coverage ratio of 110%.

•

On February 8, 2006, Toys “R” Us Properties (UK) Limited (“Toys Properties”), our indirect wholly-owned subsidiary, entered into a credit agreement, as the borrower, with Vanwall Finance PLC (“Vanwall”) as the Issuer and as Senior Lender and The Royal Bank of Scotland PLC as Junior Lender, which included a series of Secured Senior Loans comprising an initial principal amount of approximately £347.0 million. In addition, a separate Junior Loan comprising an initial principal amount of up to £62.4 million was entered into directly with the Royal Bank of Scotland PLC. The Senior Lender and Junior Lender have also agreed to provide an aggregate of approximately £10.8 million in additional loans under specified conditions, of which £8.8 million was pre-funded under the Senior Loan. The loans are secured by, among other things, selected UK real estate, which was acquired by the borrower. The credit agreement contains covenants that restrict the ability of Toys Properties to incur certain additional indebtedness, create or permit liens on assets, dispose of or acquire further property, vary or terminate the lease agreements, conclude further leases or engage in mergers or consolidations. The credit agreement has a seven-year term and Toys Properties is required to repay the loans in part in quarterly installments from the first anniversary date. The final maturity date is April 7, 2013. The credit agreement also contains various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the credit agreement, cross default provisions, the failure of representations and warranties contained in the credit agreement to be true and certain insolvency events with respect to Toys Properties. The Senior Loan bears interest at an annual rate of mandatory costs plus 4.5575% plus a margin ranging from 0.28% to 1.50%, and the Junior Loan bears interest at an annual rate of mandatory costs plus LIBOR plus a margin of 2.25%. Toys Properties has entered into hedging arrangements in relation to its floating rate exposure under the credit agreement, whereby Toys Properties effectively fixed the interest under the Junior Loan at 6.8075% plus mandatory costs per annum. Refer to Note 11 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for a description on our accounting treatment of these hedging arrangements. The borrowings under the credit agreement, together with other available funds, were used to repay all of the outstanding indebtedness under the $1.0 billion European bridge facility component of the senior facilities agreement entered into by Toys “R” Us (UK) Limited on July 21, 2005 and to pay part of the transaction costs.

Vanwall is a special purpose entity established with the limited purpose of issuing the notes, entering into the Credit Agreement with Toys R Us Properties (UK) Limited, and certain related transactions. Vanwall issued £355.8 million of multiple classes of commercial mortgage backed floating rate notes (the “Floating Rate Notes”) to third party investors (the “Bondholders”), which are publicly traded on the Irish Stock Exchange Limited. The proceeds from the Floating Rate Notes issued by Vanwall were used to fund the Senior Loan to Toys Properties. Per the Credit Agreement, Vanwall is required to maintain an interest rate swap which effectively fixed the variable Libor rate at 4.5575%, the same as the fixed interest rate paid by Toys Properties to Vanwall. The fair market value of this interest rate swap at February 3, 2007 was approximately $35 million. Our loan agreement with Vanwall requires the Company to indemnify Vanwall against any loss or liability that Vanwall incurs as a consequence of any part of the loan being repaid or prepaid, including costs relating to terminating all or part of their interest rate swap. Management has performed an analysis of Vanwall in accordance with FIN 46(R) and has concluded that the Company is not the primary beneficiary and should not be consolidated.

•

On July 19, 2006, Toys “R” Us-Delaware, Inc. (“Toys-Delaware”), a subsidiary of Toys “R” Us, Inc., entered into secured credit facilities with a syndicate of financial institutions (the “Secured Credit Facilities”). The initial borrowings of $1.004 billion under the Secured Credit Facilities were used to repay in full $973 million of outstanding borrowings under the Bridge Loan Agreement, dated as of July 21, 2005 (the “Bridge Loan Agreement”), plus accrued and unpaid interest thereon and to pay related expenses. Certain of the lenders under the Secured Credit Facilities were also lenders under the Bridge Loan Agreement. The Secured Credit Facilities consist of an $804 million secured term loan facility and a $200 million asset sale facility. The term loan facility matures on July 19, 2012 and the asset sale facility matures on July 19, 2008. The term loan facility bears interest equal to LIBOR plus 4.25% per annum. Concurrently with entering into the new secured term loan facility, we entered into an interest rate swap to effectively fix the interest rate on $600 million of the secured term loan at 9.685% with a termination date of August 19, 2008. In addition, we entered into a forward starting interest rate cap effectively capping the LIBOR rate on $600 million of the secured term loan at 7.50% starting in August 2008 and terminating in August 2010. The asset sale facility bears interest equal to (i) LIBOR plus 3.00% per annum until the three-month anniversary of the closing of the Secured Credit Facilities; (ii) LIBOR plus 3.50% per annum from the three-month anniversary of the closing date until the six-month anniversary; and (iii) LIBOR plus 4.00% per annum from and including the six-month anniversary of the closing date and thereafter. In addition, obligations under the Secured Credit Facilities are guaranteed by substantially all domestic subsidiaries of Toys-Delaware and the borrowings thereunder are secured by accounts receivable, inventory and intellectual property of Toys-Delaware and the guarantors. The Secured Credit Facilities contain customary covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. If an event of default under the Secured Credit Facilities occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. At February 3, 2007, the unamortized discount recorded for the $804 million secured term loan facility was $4 million.

•

On July 26, 2006, we and our wholly-owned subsidiary, Toys-Delaware, received a letter dated July 25, 2006 from an investment advisor to investors that beneficially hold a portion of our and Toys-Delaware’s $200 million aggregate principal amount of 8.75% Debentures due September 1, 2021 (the “Debentures”) issued under an Indenture dated as of August 29, 1991, as amended by Supplemental Indenture No. 1, dated as of January 1, 1996 (as amended, the “Indenture”). The letter purported to be a “notice of default” relating to the Debentures. We informed the trustee under the Indenture that we are not in default under the Indenture. On November 2, 2006, Toys-Delaware commenced a cash tender offer for any and all of the outstanding Debentures (the “Tender Offer”) and a related consent solicitation to effect certain amendments to the Indenture, eliminating all of the restrictive covenants and certain events of default in the Indenture. In connection with the Tender Offer, the investment advisor delivered a letter notice withdrawing its purported “notice of default” letter and waiving any purported default alleged or purported acceleration relating thereto, effective upon Toys-Delaware’s acceptance of its tendered Debentures in the Tender Offer. The investment advisor tendered their Debentures in the Tender Offer. On November 30, 2006, the Tender Offer expired, and on December 1, 2006, Toys-Delaware consummated the Tender Offer of $178 million (approximately 89.2%) of the outstanding Debentures in the Tender Offer using borrowings under the unsecured credit facility (described below) to purchase the tendered Debentures.

•

On August 1, 2006, we paid down our $250 million aggregate principal amount of our 6.875% notes, which were due on that day. We funded this payment primarily with cash on hand from previous borrowings.

•

On October 18, 2006, Toys-Delaware used $156 million from the sale of the properties to Vornado Surplus 2006 Realty LLC (See Note 3 entitled “NET (GAINS) LOSSES ON SALES OF PROPERTIES” in the Consolidated Financial Statements) to repay a portion of the $200 million asset sale facility, leaving an outstanding balance of $44 million. In connection with the principal repayment, a pro-rata portion of previously capitalized transaction costs in the amount of approximately $5 million was expensed.

•

On December 1, 2006, Toys-Delaware entered into an unsecured credit facility with a syndicate of financial institutions and other lenders (the “Unsecured Credit Facility”). The syndicate includes affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co., L.P., indirect equity owners of the Company, which each participated in 15% of the loan amount. The initial borrowings of $181 million were used to consummate the Tender Offer and pay related expenses. The Unsecured Credit Facility matures on January 19, 2013 and bears interest equal to LIBOR plus 5.00% per annum or at the option of Toys-Delaware, prime plus 4.00% per annum. In addition, obligations under the Unsecured Credit Facility are guaranteed by substantially all domestic subsidiaries of Toys-Delaware. The Unsecured Credit Facility contains the same customary covenants as those under the Secured Credit Facilities.

Our next scheduled debt repayment is $800 million of our secured real estate loans due on August 9, 2007. The terms of the secured real estate loan agreement provides three one-year extensions at the election of the borrower. We have classified these loans as long-term debt as we intend to extend the due date to August 9, 2010. Refer to Note 9 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details on the due dates of our long-term debt.

Contractual Obligations

Our contractual obligations consist mainly of payments related to long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. The following table summarizes our contractual obligations associated with our long-term debt and other obligations as of February 3, 2007:

	Payments Due By Period
(In millions)	Fiscal 2007	Fiscal 2008-2009	Fiscal 2010-2011	Fiscal 2012 and thereafter	Total
Operating leases	$465	$885	$805	$2,014	$4,169
Less: sub-leases to third parties	26	40	27	72	165

Net operating lease obligations	439	845	778	1,942	4,004
Capital lease obligations	12	19	11	—	42
Short-term borrowings and long-term debt (a) (e)	205	91	2,747	2,854	5,897
Interest payments (b)	424	836	585	413	2,258
Purchase obligations (c)	1,399	—	—	—	1,399
Other (d)	44	35	18	38	135

Total contractual obligations	$2,523	$1,826	$4,139	$5,247	$13,735

(a)

Long-term debt includes various loans to Toys – Japan from third parties in Japan. Beginning with the first quarter of 2006, we consolidated the results of Toys – Japan into our consolidated financial statements. We currently guarantee 80% of Toys – Japan’s installment loans from third parties in Japan. For further details refer to Note 19 entitled “COMMITMENTS AND CONTINGENCIES”.

(b)

In an effort to manage interest rate exposure, we have entered into interest rate swaps to achieve an acceptable balance between fixed and variable rate debt. $2.6 billion of debt was effectively subject to fixed interest rates and $3.1 billion of debt was effectively subject to variable interest rates. The interest payments in the table for the $3.1 billion of variable rate debt were based on the indexed interest rates in effect at February 3, 2007.

(c)

Purchase obligations consist primarily of open purchase orders for merchandise that are not included in our Consolidated Balance Sheet as of February 3, 2007. Certain open purchase orders allow us to cancel the order without recourse.

(d)	Includes minimum royalty obligations, pension obligations, risk management liabilities, and other general obligations.
(e)

We have classified our $800 million secured real estate loans due August 9, 2007 and our $1.3 billion unsecured credit agreement due December 9, 2008 as annual maturities of 2010 because we have the ability and intent to extend the due dates to August 9, 2010 and December 7, 2010, respectively.

Obligations under our operating leases and capital leases in the above table do not include contingent rent payments, payments for maintenance and insurance, or taxes. The following table presents these amounts paid for fiscal years 2006, 2005 and 2004:

(In millions)	Fiscal 2006	Fiscal 2005	Fiscal 2004
Taxes	$61	$56	$54
Maintenance and insurance	44	42	45
Contingent rent	9	2	3

Total	$114	$100	$102

Off-balance Sheet Arrangements

As of February 3, 2007, we did not have any off-balance sheet arrangements except for the credit agreement with Toys “R” Us Properties (UK) Limited (“Toys Properties”), our indirect wholly-owned subsidiary and Vanwall Finance PLC, a special purpose entity established with the limited purpose of issuing notes, and entering into the credit agreement with Toys Properties. Refer to Note 9 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”

Credit Ratings

As of February 3, 2007, our current credit ratings, which are considered non-investment grade, were as follows:

	Moody’s	Standard and Poor’s
Long-term debt	B2	B-
Outlook	Negative	Stable

As a result of our filing of an extension with the Securities Exchange Commission on May 4, 2007, both of the above agencies have changed their outlook on our credit ratings. Moody’s has changed its outlook to Review for Possible Downgrade, and Standard and Poor’s has changed its outlook to CreditWatch with Negative Implications. Both agencies have stated that they will affirm the ratings in the above table if the Annual Form 10-K is filed on or before the expiration of the filed extension.

Other credit ratings for our debt are available; however, we have disclosed only the ratings of the two largest nationally recognized statistical rating organizations.

Our current credit ratings, as well as any adverse future actions taken by the rating agencies with respect to our debt ratings, could (1) negatively impact our ability to finance our operations on satisfactory terms and (2) have the effect of increasing our financing costs. Our debt instruments do not contain provisions requiring acceleration of payment upon a debt rating downgrade.

The rating agencies may, in the future, revise the ratings in respect of our outstanding debt.

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

We believe the following are our most critical accounting policies that include significant judgments and estimates used in the preparation of our consolidated financial statements. We consider an accounting policy to be critical if it requires assumptions to be made that were uncertain at the time they were made, and if changes in these assumptions could have a material impact on our consolidated financial condition or results of operations.

Merchandise Inventories

Merchandise inventories for the Toys “R” Us – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method and represented approximately 43% of total merchandise inventories, as of February 3, 2007. The excess of replacement or current cost over stated LIFO value is immaterial. All other merchandise inventories, excluding those in Toys “R” Us –Japan LTD, are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method. Merchandise inventories in Toys “R” Us –Japan LTD are valued at the lower of cost or market using a weighted average cost method and represented approximately 10% of our total merchandise inventories as of February 3, 2007.

We receive various types of merchandise and other types of allowances from our vendors based on negotiated terms. We use estimates at interim periods to record our provisions for inventory shortage, to adjust certain inventories to a LIFO basis, and to record merchandise allowances from our vendors. These estimates are based on the development of the cost-to-retail ratios (estimated average markup percentages for product categories), consumer price index data, estimated inventory turnover, and the accounting for retail price adjustments. We base our estimates on available data and our historical experience. We adjust these estimates to actual amounts at the completion of our physical inventories and finalization of all vendor allowance agreements. In addition, we perform an inventory-aging analysis for determining obsolete inventory. We write down inventory to its net realizable value for obsolete and slow-moving inventory based on the type and the inventory item’s receipt date. Inventory is reviewed on an interim basis and adjusted as appropriate to reflect write-downs determined to be necessary.

Factors such as slower inventory turnover due to changes in competitors’ tactics, consumer preferences, consumer spending and unseasonable weather patterns, among other factors, could cause excess inventory requiring greater than estimated markdowns to entice consumer purchases, resulting in an unfavorable impact on our consolidated financial statements. Sales shortfalls due to the above factors could cause reduced purchases from vendors and an associated reduction in vendor allowances that would also result in an unfavorable impact on cost of sales in our consolidated financial statements.

Excess Facilities and Long-lived Assets Impairment

Based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Reserves are established at the time of closing for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance, as prescribed by Statement of

Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The key assumptions in calculating the reserve include the timeframe expected to terminate lease agreements, the number of terminated employees for severance and the estimation of sublease income. If actual experience differs from our estimates, the resulting reserves could vary from recorded amounts. Reserves are reviewed periodically and adjusted, when necessary.

We also review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We will record an impairment loss when the carrying value of the underlying asset group exceeds the discounted cash flows.

Our estimate of undiscounted future cash flows over the estimated life or lease term of a store is based upon our experience, historical operations of the store, an estimate of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, inflation and the overall economics of the retail industry. Since we forecast our future cash flows for up to 25 years, our estimates are subject to variability as future results can be difficult to predict.

If a long-lived asset is found to be non-recoverable, we record an impairment charge equal to the difference between the asset’s carrying value and fair market value. We estimate fair market value based upon future cash flows, discounted at a rate that approximates our weighted average cost of capital, or by using other reasonable estimates of fair market value, if available. In fiscal 2006, we did not incur material impairment charges.

Goodwill Impairment

Goodwill is evaluated for impairment annually and whenever we identify certain triggering events that may indicate impairment, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. We test for impairment of our goodwill by comparing the fair value and carrying values of our reporting units. If the carrying value exceeds the fair value, we would then calculate the implied fair value of our reporting unit goodwill as compared to the respective carrying values of our reporting unit goodwill to determine the appropriate impairment charge.

We estimate the fair value of our reporting units using widely accepted valuation techniques such as discounted cash flow, comparable transactions, and market multiple analyses. These techniques use a variety of assumptions to include projected market conditions, discount rates and future cash flows. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to material impairment charges in the future. We conducted our annual impairment test of the $365 million in goodwill as of the first day of the fourth quarter of fiscal 2006 and determined our goodwill was not impaired. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. For fiscal 2006, this decrease would have triggered an additional step two test, which may have resulted in a goodwill impairment charge to our Toys “R” Us-U.S. reporting unit.

Self-Insured Liabilities

We self-insure a substantial portion of our workers’ compensation, general liability, auto liability and property insurance risks, in addition to maintaining third party insurance coverage. We estimate our provisions for losses related to self-insured risks using actuarial techniques. We maintain stop-loss coverage to limit the exposure related to certain risks. The assumptions underlying the ultimate costs of existing claim losses can vary, which can affect the liability recorded for such claims. For example, variability in inflation rates of future health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled can impact ultimate costs.

Although we feel our reserves are adequate to cover our estimated liabilities, changes in the underlying assumptions and future economic conditions could have a considerable effect upon future claim costs, which could have a material impact on our consolidated financial statements. Our reserve for self-insurance was $84 million as of February 3, 2007. A 10% change in our self-insured liabilities’ assumptions would have impacted pre-tax earnings by approximately $10 million for the fiscal year ended February 3, 2007.

Revenue Recognition

We recognize revenue in accordance with the SEC Staff Accounting Bulletin No. 104 “Revenue Recognition,” (“SAB 104”). Revenue related to merchandise sales, which is approximately 99.5 percent of total revenues, is recognized for retail sales at the point of sale in the store, and when the customer receives the merchandise shipped from our web site. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period based on historical return experience and changes in customer demand. Actual returns may differ from historical product return patterns, which could impact our financial results in future periods.

Gift Cards and Breakage

We sell gift cards to customers in our retail stores, through our web sites, and through third parties, and in certain cases, provide gift cards for returned merchandise and in connection with promotions. We recognize income from gift cards when the customer redeems the gift card, or when the likelihood of the gift card being redeemed by the customer is remote (“breakage”) and we have determined that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. Income related to customer redemption is included in Net sales, whereas income related to breakage is recorded as other income, which is included in our financial statements as a reduction to Selling, general and administrative expenses. We determine the gift card breakage rate based on historical redemption patterns. Based on our historical information, we concluded that the likelihood of our gift cards being redeemed beyond three years from the date of issuance is remote. At that three-year date, we recognize income for the remaining outstanding balance if we do not have a legal obligation to remit the value to a relevant jurisdiction.

Prior to the fourth quarter of fiscal 2006, each gift card was assessed a dormancy fee after a period of non-use, which reduced the gift card liability and resulted in income recognition in the period assessed. The amounts of dormancy income recorded for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 were $11 million, $12 million and $9 million, respectively. During fiscal 2006, we discontinued the practice of assessing dormancy fees. During the fourth quarter of fiscal 2006, we accumulated a sufficient level of historical data to determine an estimate of gift card breakage for the first time. As a result, in the fourth quarter of fiscal 2006, we recognized $15 million of breakage income related to unredeemed gift cards. This adjustment represents an approximate breakage rate of 4%. No breakage income was recorded prior to the fourth quarter of fiscal 2006.

Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Our provision for income taxes and effective tax rates are based on a number of factors, including our income, tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions, and valuation allowances, by legal entity and jurisdiction. We use significant judgment and estimations in evaluating our tax positions.

U.S. federal, foreign, and state tax authorities regularly audit our tax returns. We establish tax reserves when, despite our belief that our tax return positions are supportable, it is probable we may not succeed in defending our positions. We adjust these tax reserves, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases, and outcomes of tax audits. To the extent our actual tax liability differs from our established tax reserves, our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax reserves reflect the probable outcome of known tax contingencies. Beginning in the first quarter of fiscal 2007, we will adopt Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (As amended) – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the adoption of FIN 48, any adjustments will be reflected as an opening adjustment to retained earnings, as of February 4, 2007. Refer to Note 21 to the Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for further details.

Tax law and accounting rules often differ as to the timing and treatment of certain items of income and expense. As a result, the tax rate reflected in our tax return (our current or cash tax rate) is different from the tax rate reflected in our consolidated financial statements. Some of the differences are permanent, while other differences are temporary as they reverse over time. We record deferred tax assets and liabilities for any temporary differences between the tax reflected in our financial statement and tax bases. We establish valuation allowances for our deferred tax assets when we believe it is more likely than not that the expected future taxable income or tax liabilities thereon will not support the use of a deduction or credit. For example, we would establish a valuation allowance for the tax benefit associated with a loss carryover in a tax jurisdiction if we did not expect to generate sufficient taxable income to utilize the loss carryover.

For further information, refer to Note 12 to the Consolidated Financial Statements entitled “INCOME TAXES.”

RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of SAB 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006.

During the fourth quarter of fiscal 2006, we quantified the materiality of unrecorded adjustments from prior periods using both the “rollover approach” and the “iron curtain approach,” as prescribed by SAB 108. Historically, we have evaluated unrecorded adjustments using the rollover approach and have concluded that such adjustments were immaterial, both individually and in the aggregate. However, under the iron curtain approach, we determined that the aggregate amount of certain unrecorded income tax expense items relating to prior years was material to fiscal 2006 net earnings.

As permitted under the transition provisions of SAB 108, we recorded a cumulative $(24) million adjustment to retained deficit as of January 29, 2006 for these tax expenses. These SAB 108 adjustments also impacted our previously reported quarterly financial information. For the quarters ended April 29, 2006, July 29, 2006 and October 28, 2006, we recorded adjustments to (decrease) increase income tax benefit by $(12) million, $(1) million and $12 million, respectively. Refer to Note 1 to the Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information on the adoption of SAB 108.

Refer to Note 21 to the Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a discussion of other recent accounting pronouncements and their impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from potential changes in interest rates and foreign exchange rates. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We manage our foreign exchange risk objectives to minimize the effects of foreign currency fluctuations on our cash flows and to offset local investments in foreign currencies with liabilities denominated in the same currencies. We also enter into derivative financial instruments to economically manage our market risks related to interest rate and foreign currency exchange. We do not participate in speculative derivative trading. The analysis below presents our sensitivity to selected hypothetical, instantaneous changes in market interest rates and currency exchange rates as of February 3, 2007. The assumptions we used reflect our views of changes, which we believe are reasonable over a one-year period but may not be indicative of future market conditions.

Foreign Exchange Exposure

Our foreign currency exposure is primarily concentrated in the United Kingdom, Continental Europe, Canada, Australia and Japan. We believe the countries in which we own assets and operate stores are politically stable. We face currency translation exposures related to translating the results of our worldwide operations into U.S. dollars because of exchange rate fluctuations during the reporting period. We also face transactional currency exposures relating to merchandise purchases in foreign currencies. Through our import merchandise program, we enter into forward exchange contracts to minimize and manage the currency risks associated with the purchase of merchandise inventories. We also enter into certain foreign currency-denominated derivative contracts to manage variable cash flows of our foreign currency-denominated debt (as discussed under Interest Rate Exposure below). Changes in foreign exchange rates affect interest expense recorded in relation to our foreign currency-denominated derivative instruments and debt instruments. As of February 3, 2007, none of our foreign currency-denominated derivatives qualified for hedge accounting treatment.

The following table illustrates the estimated sensitivity of a 10% change in foreign currency rates to our future pre-tax earnings, based on our foreign currency-denominated derivative instruments and debt instruments outstanding at February 3, 2007:

(In millions)	Total
Derivative instruments	$21
Debt instruments	8

Total pretax income exposure to foreign exchange risk	$29

The above sensitivity analysis assumes our mix of foreign currency-denominated debt instruments and derivatives and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions. As of January 28, 2006, we estimated that a 10% hypothetical change in foreign exchange rates would have no impact on our pre-tax earnings, but would unfavorably impact our other comprehensive income by $13 million. The increase in potential loss in 2006 from 2005 is primarily due to the de-designation of these derivatives as effective cash flow hedges.

Interest Rate Exposure

We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt and have entered into interest rate swaps and interest rate caps to maintain that balance. A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows; whereas a change in interest rates on fixed rate debt impacts the fair value of debt on our consolidated balance sheet. A portion of our derivatives qualifies for hedge accounting as variable cash flow hedges. Therefore, changes in market fluctuations related to the effective portion of variable cash flow hedges do not impact our pre-tax earnings until these derivatives are settled.

The following table illustrates the estimated sensitivity of a 1% change in interest rates to our future pre-tax earnings on our derivative instruments and variable rate debt instruments outstanding at February 3, 2007:

(In millions)	Impact of 1% Increase	Impact of 1% Decrease
Derivative instruments:
Interest rate swaps	$(10)	$10
Interest rate caps	(17)	—
Variable rate debt	35	(35)

Total pretax income exposure to interest rate risk	$8	$(25)

The above sensitivity analysis assumes our mix of debt instruments and derivative instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions. As of January 28, 2006, we estimated that a 1% hypothetical change in interest rates would have a $31 million impact on our pre-tax earnings. The difference in potential loss in 2006 from 2005 is primarily due to the change in our mix of debt and derivatives between fiscal 2006 and 2005. Refer to our consolidated financial statements for further discussion of our debt in Note 9 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” and our derivative instruments in Note 11 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.” At this time, we do not anticipate material changes to our interest rate risk exposure or to our risk management policies. We believe that we could mitigate potential losses on pre-tax earnings through our risk management objectives, if material changes occur in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Toys “R” Us, Inc.:

We have audited the accompanying consolidated balance sheets of Toys “R” Us, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the fifty-three week period ended February 3, 2007 and the fifty-two week period ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2007 and January 28, 2006, and the results of its operations and its cash flows for the fifty-three week period ended February 3, 2007 and the fifty-two week period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective February 3, 2007, the Company elected application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”, as revised, effective January 29, 2006.

As discussed in Note 23, the accompanying fiscal 2005 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

New York, New York

May 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Toys “R” Us, Inc.

We have audited the consolidated statements of operations, stockholders’ (deficit) equity, and cash flows of Toys “R” Us, Inc. and subsidiaries for the year ended January 29, 2005. Our audit also included the financial statement schedule for the year ended January 29, 2005 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Toys “R” Us, Inc. and subsidiaries for the year ended January 29, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended January 29, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

New York, New York

April 28, 2005,

except for Note 17, as to which the date is

May 14, 2007

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended
(In millions)	February 3, 2007	January 28, 2006	January 29, 2005
Net sales	$13,050	$11,333	$11,155
Cost of sales	8,638	7,652	7,506

Gross margin	4,412	3,681	3,649
Selling, general and administrative expenses	3,450	2,955	3,001
Depreciation and amortization	409	400	354
Net (gains) losses on sales of properties	(110)	3	(69)
Restructuring and other charges	14	33	59
Contract settlement fees and other	—	22	—
Transaction and related costs	—	410	—

Total operating expenses	3,763	3,823	3,345

Operating earnings (loss)	649	(142)	304
Other (expense) income:
Interest expense	(537)	(394)	(130)
Interest income	31	31	19

Earnings (loss) before income taxes and minority interest	143	(505)	193
Income tax expense (benefit)	35	(121)	(59)
Minority interest	(1)	—	—

Net earnings (loss)	$109	$(384)	$252

See Notes to Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions)	February 3, 2007	January 28, 2006
		(As restated)
ASSETS
Current Assets:
Cash and cash equivalents	$765	$981
Accounts and other receivables	230	218
Merchandise inventories	1,690	1,488
Assets held for sale	9	—
Current deferred tax assets	43	94
Prepaid expenses and other current assets	120	66

Total current assets	2,857	2,847

Property and equipment, net	4,333	4,175
Goodwill, net	365	359
Deferred tax assets	95	10
Restricted cash	148	107
Other assets	497	365

	$8,295	$7,863

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$151	$—
Accounts payable	1,303	1,118
Accrued expenses and other current liabilities	848	844
Income taxes payable	142	130
Current portion of long-term debt	66	407

Total current liabilities	2,510	2,499

Long-term debt	5,722	5,540
Deferred tax liabilities	74	84
Deferred rent liabilities	248	260
Other non-current liabilities	282	204
Minority interest in Toys “R” Us Japan	134	—
Commitments and contingencies (Note 19)

Stockholders’ Deficit
Common stock ($0.10 par value; authorized 3,000 shares, outstanding 1,000 shares)	—	—
Additional paid-in-capital	4	—
Deficit	(584)	(669)
Accumulated other comprehensive loss	(95)	(55)

Total stockholders’ deficit	(675)	(724)

	$8,295	$7,863

See Notes to Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
(In millions)	February 3, 2007	January 28, 2006	January 29, 2005
Cash Flows from Operating Activities:
Net earnings (loss)	$109	$(384)	$252
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	409	400	354
Amortization of restricted stock	1	16	7
Amortization of debt issuance costs	63	90	6
Net (gains) losses on sales of properties	(110)	3	(69)
Stock compensation expenses arising from cash settlement	—	195	—
Deferred income taxes	(13)	(80)	(40)
Stock option compensation expense	3	17	6
Proceeds received from settlement of derivatives	9	34	—
Non-cash portion of restructuring, other charges and impairments	22	33	59
Equity in (gains) losses of Toys “R” Us – Japan, net of dividend	—	10	(11)
Other	(12)	14	9
Changes in operating assets and liabilities:
Accounts and other receivables	21	(51)	(3)
Merchandise inventories	11	387	221
Prepaid expenses and other operating assets	(8)	(13)	76
Accounts payable, accrued expenses and other liabilities	(81)	112	(45)
Income taxes payable	(13)	(112)	(74)

Net cash provided by operating activities	411	671	748

Cash Flows from Investing Activities:
Capital expenditures	(285)	(285)	(269)
Proceeds from sale (purchase) of short-term investments	—	953	(382)
Purchase of SB Toys, Inc.	—	—	(42)
Acquisition of minority interest in Toysrus.com.	(6)	—	—
Cash effect of the consolidation of Toys-Japan.	6	—	—
Increase in restricted cash	(41)	(107)	—
Proceeds from sale of fixed assets	219	12	216

Net cash (used in) provided by investing activities	(107)	573	(477)

Cash Flows from Financing Activities:
Long-term debt borrowings	3,643	7,004	—
Short-term debt borrowings	158	325	—
Long-term debt repayment	(4,124)	(3,526)	(503)
Short-term debt repayment	(184)	(174)	—
Purchase of derivatives	(9)	—	—
Dividends paid to Toys-Japan minority interest	(5)	—	—
Repurchase of common stock	—	(5,891)	—
Repurchase of stock options and restricted stock	—	(227)	—
Capital contributed by Sponsors	—	1,279	—
Repurchase of equity security units and warrants	—	(130)	—
Proceeds received from exercise of stock options	—	87	27
Proceeds received from issuance of common stock	—	20	—
Capitalized debt issuance costs	(45)	(255)	—

Net cash used in financing activities	(566)	(1,488)	(476)

Effect of exchange rate changes on cash and cash equivalents	46	(7)	25

Cash and Cash Equivalents:
Decrease during period	(216)	(251)	(180)
Beginning of period	981	1,232	1,412

End of period	$765	$981	$1,232

Supplemental Disclosures of Cash Flow Information:
Income taxes paid, net of refunds	$63	$70	$27
Interest paid	$496	$272	$143

See Notes to Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

					Comprehensive Income/Loss
	Common Stock				Additional paid-in-capital	Unamortized value of restricted stock	Accumulated other comprehensive loss	Retained earnings (deficit)	Total stockholders’ equity (deficit)
	Issued		In Treasury
(In millions)	Shares	Amount	Shares	Amount
Balance, January 31, 2004	300.4	$30	(86.8)	$(1,707)	$407	$—	$(64)	$5,308	$3,974
Net earnings for the period	—	—	—	—	—	—	—	252	252
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	58	—	58
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	—	(3)	—	(3)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	2	—	2

Total comprehensive income									309
Exercise of stock options, net	—	—	1.9	37	(6)	—	—	—	31
Stock compensation expense	—	—	—	—	6	—	—	—	6
Issuance of restricted stock, net and other	—	—	0.4	12	(2)	(12)	—	—	(2)
Amortization of restricted stock	—	—	—	—	—	7	—	—	7

Balance, January 29, 2005	300.4	$30	(84.5)	$(1,658)	$405	$(5)	$(7)	$5,560	$4,325

Net loss for the period	—	—	—	—	—	—	—	(384)	(384)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(63)	—	(63)
Unrealized gain on hedged transactions, net of tax	—	—	—	—	—	—	18	—	18
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(3)	—	(3)

Total comprehensive loss									(432)
Exercise of stock options, net	—	—	4.8	96	(9)	—	—	—	87
Tax benefit related to stock plan activities	—	—	—	—	16	—	—	—	16
Issuance of restricted stock, net and other	—	—	0.3	5	5	(11)	—	—	(1)
Amortization of restricted stock	—	—	—	—	—	16	—	—	16
Exercise of equity security units (“ESUs”)	—	—	0.9	19	1	—	—	—	20
Treasury stock repurchase	—	—	(221.0)	(5,891)	—	—	—	—	(5,891)
Contribution of capital by affiliate	—	—	—	—	1,279	—	—	—	1,279
Repurchase of options and awards, net of related compensation costs	—	—	—	(28)	15	—	—	—	(13)
Obligations for net cash settlement of awards and ESUs	—	—	—	—	(109)	—	—	—	(109)
Repurchase of ESUs and warrants	—	—	(0.9)	(21)	—	—	—	—	(21)
Cancellation of treasury stock	(300.4)	(30)	300.4	7,478	(1,603)	—	—	(5,845)	—

Balance, January 28, 2006(1)	—	—	—	—	—	—	$(55)	$(669)	$(724)

Cumulative effect of SAB 108 adjustments (Note 1)	—	—	—	—	—	—	—	(24)	(24)
Net earnings for the period	—	—	—	—	—	—	—	109	109
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(42)	—	(42)
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	—	(1)	—	(1)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	3	—	3

Total comprehensive loss									69
Stock compensation expense	—	—	—	—	4	—	—	—	4

Balance, February 3, 2007 (1)	—	—	—	—	$4	—	$(95)	$(584)	$(675)

(1)	1,000 shares of common stock, par value $.01 per share, outstanding.

See Notes to Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Except as expressly indicated or unless the context otherwise requires, as used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries. We are the largest specialty retailer of toys in North America and the only national specialty retailer of baby-juvenile products in the United States. As of February 3, 2007, our business consisted of 586 Toys “R” Us stores in the United States, 251 Babies “R” Us specialty baby-juvenile stores in the United States, 678 international stores in 33 countries, of which 658 were Toys “R” Us toy stores and 20 were Babies “R” Us stores. Included in the 678 international stores were 190 licensed or franchised stores. Due to control of a majority of the board of directors of Toys-Japan and our approximate 48% ownership (see Principles of Consolidation below), we count the 167 licensed stores in Toys-Japan as “owned” stores as of February 3, 2007. We also sell merchandise on the Internet. Toys “R” Us, Inc. is incorporated in the state of Delaware.

Effective July 21, 2005, the Company became a wholly-owned subsidiary of Toys “R” Us Holdings, Inc. (“Holdings”). Refer to Note 2 entitled “MERGER TRANSACTION” for further details.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. We eliminate all inter-company balances and transactions. In fiscal 2006, we also consolidated Toys “R” Us – Japan, Ltd. (“Toys – Japan”), of which we own approximately 48% of common stock. During the first quarter of 2006, we (together with our Sponsors) took control of a majority of the board of directors of Toys-Japan. We had previously accounted for our investment in Toys- Japan using the “equity method” of accounting. As a result, the amounts in our consolidated financial statement captions are not comparable. For further details, refer to Note 7 entitled “INVESTMENT IN TOYS “R” US – JAPAN.”

Consolidation of Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“VIEs”) (“FIN 46(R)”). FIN 46(R) requires the consolidation of entities that are controlled by a company through interests other than voting interests. Under the requirements of this interpretation, an entity that maintains a majority of the risks or rewards associated with VIEs is viewed to be effectively in the same position as the parent in a parent-subsidiary relationship.

We evaluate our lending vehicles, including our commercial mortgage backed securities structured loans and any joint venture interests to determine whether we are the primary beneficiary of a VIE. The primary beneficiary will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of holding a variable interest. During fiscal 2006, we identified Vanwall Finance PLC (“Vanwall”) as a VIE and concluded that in accordance with FIN 46(R) Vanwall should not be consolidated. For further details, refer to Note 9 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT”.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to the 53- and 52-week fiscal years below:

Fiscal Year	Number of Weeks	Ended
2006	53	February 3, 2007
2005	52	January 28, 2006
2004	52	January 29, 2005

Adoption of SAB 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006.

During the fourth quarter of fiscal 2006, we quantified the materiality of unrecorded adjustments from prior periods using both the “rollover” approach and the “iron curtain” approach, as prescribed by SAB 108. Historically, we have evaluated unrecorded adjustments using the rollover approach and have concluded that such adjustments were immaterial, both individually and in the aggregate. However, under the iron curtain approach, we determined that the aggregate amount of certain unrecorded income tax expense items relating to prior years was material to fiscal 2006 net earnings. These unrecorded amounts relate to non-deductible expenses ($9 million), taxes on unrepatriated earnings of foreign subsidiaries ($8 million), foreign net operating losses ($5 million), foreign tax credits ($1 million), and intercompany transactions ($1 million). Such items arose due to deficiencies in the internal controls related to accounting for income taxes.

As permitted under the transition provisions of SAB 108, we recorded a cumulative $(24) million adjustment for these tax expenses to opening retained deficit as of January 29, 2006 and adjusted our financial results for the first three quarters of fiscal 2006. These adjustments relate principally to fiscal years 2005 and 2004 with the balance applicable to years prior to fiscal 2004. Their increase (decrease) on the Consolidated Balance Sheet as of January 29, 2006 is as follows:

(In millions)	Deferred tax assets	Income taxes payable	Deferred tax liabilities	Cumulative adjustment to Retained deficit
Accounting for income taxes	$(5)	$20	$(1)	$24

Refer to “QUARTERLY RESULTS OF OPERATIONS” for the impact of the adoption of SAB 108 on our unaudited fiscal 2006 quarterly results.

Use of Estimates

The preparation of our financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates and such differences could have a material impact on our consolidated financial statements.

Revisions of Previously Issued Financial Statements

We have made certain revisions to prior period information to conform to current presentations. In fiscal 2006, we disclosed a line item for Net (gains) losses on sales of properties (discussed in Note 3 entitled “NET (GAINS) LOSSES ON SALES OF PROPERTIES”) in our consolidated statements of operations and consolidated statements of cash flows. For comparability purposes on the consolidated statements of operations, we reclassified a $1 million net loss and a $55 million net gain for fiscal 2005 and fiscal 2004, respectively, from Restructuring and other charges and a $2 million net loss and a $14 million net gain from Selling, general and administrative expenses (“SG&A”) for fiscal 2005 and fiscal 2004, respectively.

For presentation on the consolidated statements of cash flows, a $1 million net loss and a $55 million net gain were reclassified for fiscal 2005 and fiscal 2004, respectively, from the Restructuring and other line item and a $2 million net loss and a $14 million net gain from the Other line item. As the reclassification was made between lines in the Cash flows provided by operating activities section, the reclassification did not affect the prior year disclosure by category on the consolidated statements of cash flows. In addition, for fiscal 2004, we reclassified $6 million of deferred financing amortization to a separate line item from Other to conform to fiscal 2006 and 2005 presentation on the Consolidated Statements of Cash Flows.

In fiscal 2006, we have included certain immaterial other non-product revenue in Net sales which have historically been presented as a reduction in SG&A. We have restated $55 million in fiscal 2004 to correctly present other non-product revenue in Net sales and have corrected this presentation throughout the financial statements. We have also restated our financial information for fiscal 2005, as described in Note 23 to the Consolidated Financial Statements entitled “RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS”, relating to the correction of our presentation of non-product related revenues.

Cash and Cash Equivalents

We consider our highly liquid investments with original maturities of less than three months at acquisition to be cash equivalents. Book cash overdrafts issued but not yet presented to the bank for payment are reclassified to accounts payable.

Restricted Cash

Restricted cash represents collateral and other cash that is restricted from withdrawal. As of February 3, 2007 and January 28, 2006, we had restricted cash of $148 million and $107 million, respectively. Such restricted cash primarily serves as collateral for certain property financings we entered into during fiscal 2005.

Merchandise Inventories

Merchandise inventories for the Toys “R” Us – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method and represent approximately 43% and 52% of total merchandise inventories at February 3, 2007 and January 28, 2006, respectively. The excess of replacement or current cost over stated LIFO value is immaterial.

All other merchandise inventories, excluding Toys-Japan, are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method. Merchandise inventories in Toys-Japan are valued at the lower of cost or market using a weighted average cost method. At February 3, 2007, such inventories in Toys-Japan represented approximately 10% of our total merchandise inventories.

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

For any store closing where a lease obligation still exists, we record the estimated future liability associated with the rental obligation less any estimated sublease income on the date the store is closed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

We also review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We will record an impairment loss when the carrying value of the underlying asset group exceeds their discounted cash flows. In fiscal 2006 and 2004, we did not record material impairment charges. Refer to Note 4 entitled “RESTRUCTURING AND OTHER CHARGES” for details of fiscal 2005 impairment charges.

We capitalize interest for new store construction-in-progress in accordance with SFAS No. 34 “Capitalization of Interest Cost”. Capitalized interest amounts are immaterial.

Asset Retirement Obligations

We account for asset retirement obligations (“ARO”) in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and FASB Interpretation No. 47 (“FIN 47”), which require us to recognize a liability for the fair value of obligations to retire tangible long-lived assets when there is a legal obligation to incur such costs. We recognize a liability for asset retirement obligations and capitalize asset retirement costs and amortize these costs over the life of the assets.

Goodwill, Net

Goodwill is evaluated for impairment annually and whenever we identify certain triggering events that may indicate impairment, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We test for impairment of our goodwill by comparing the fair value and carrying values of our reporting units. We estimated fair value of these reporting units on the first day of the fourth quarter of each year, which for fiscal 2006 was October 29, 2006, using the market multiples approach, the comparable transactions approach and the discounted cash flow analysis approach. These approaches require us to make certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and the industry. If the carrying value exceeds the fair value, we would then calculate the implied fair value of our reporting unit goodwill as compared to the carrying values of the goodwill to determine the appropriate impairment charge. Based on our estimates of our reporting unit fair values compared to their carrying values, we determined that none of the goodwill associated with these reporting units was impaired.

Debt Issuance Costs

We defer debt issuance costs, which are classified as non-current other assets, and amortize the costs into interest expense over the term of the related debt facility. Unamortized amounts at February 3, 2007 and January 28, 2006 were $124 million and $145 million, respectively. Deferred financing fees amortized to interest expense for fiscal years 2006, 2005 and 2004 were $63 million, $90 million, and $6 million, respectively, which is inclusive of accelerated amortization due to certain debt repayments.

Insurance Risks

We self-insure a substantial portion of our workers’ compensation, general liability, auto liability and property insurance risks, in addition to maintaining third party insurance coverage. Provisions for losses related to self-insured risks are based upon independent actuarially determined estimates. We maintain stop-loss coverage to limit the exposure related to certain risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs. As of February 3, 2007 and January 28, 2006 we had $84 million of reserves for self-insurance risk.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits and taxes, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments, refer to Note 19 entitled “COMMITMENTS AND CONTINGENCIES.”

Deferred Rent

We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as deferred rent liability. Deferred rent liabilities are shown as separate line items on our Consolidated Balance Sheets and were $248 million at February 3, 2007 and $260 million at January 28, 2006. Landlord incentives and abatements are amortized over the term of the lease.

Leases

We lease store locations, distribution centers, equipment and land used in our operations. We account for our leases under the provisions of SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Assets held under capital lease are included in property and equipment. As of February 3, 2007 and January 28, 2006, accumulated amortization related to capital leases for property and equipment were $25 million and $18 million, respectively.

Operating leases are recorded on a straight-line basis over the lease term. At the inception of a lease, we determine the lease term by assuming the exercise of renewal options that are reasonably assured if a significant economic penalty exists for not exercising such options. Renewal options are exercised at our sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the useful life of buildings and leasehold improvements are limited by the expected lease term. Refer to Note 14 entitled “LEASES” for further details.

Substantially all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, many leases include early termination options, which can be exercised under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.

Financial Instruments

We enter into forward foreign exchange contracts to minimize the risk associated with currency fluctuations relating to our foreign subsidiaries. We also enter into derivative financial arrangements such as interest rate swaps and interest rate caps to hedge interest rate risk associated with our long-term debt. We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and record the fair values of these instruments, based on information provided by reliable third parties, within our Consolidated Balance Sheet as other assets and liabilities. SFAS 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. We record the changes in fair value of derivative instruments, which do not qualify for hedge accounting, in our consolidated statement of operations. If we determine that we do qualify for hedge accounting treatment, the following is a summary of the impact on our financial statements:

•	For designated fair value hedges, changes in fair value of derivatives and hedged items are recorded in earnings.

•

For designated cash flow hedges, the effective portion of the changes in the fair value of derivatives are recorded in other comprehensive income (loss) and subsequently recorded in the consolidated statement of operations at the time the hedged item affects earnings.

•	For designated cash flow hedges, the ineffective portion of a hedged derivative instrument’s change in fair value is immediately recognized in the consolidated statement of operations.

During the fiscal years 2006, 2005 and 2004, we did not have any designated fair value hedges. Refer to Note 11 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for more information related to our accounting for derivative financial instruments. We did not have significant credit risk related to our financial instruments at February 3, 2007 and January 28, 2006.

Foreign Currency Translation

The functional currencies of our foreign subsidiaries are as follows:

•	Australian Dollar for our wholly-owned subsidiary in Australia;

•	British Pound for our wholly-owned subsidiaries in the United Kingdom;

•	Canadian dollar for our wholly-owned subsidiary in Canada;

•	Euro for wholly-owned subsidiaries in Austria, France, Germany, Spain, and Portugal;

•	Japanese Yen for our partially-owned subsidiary in Japan; and

•	Swiss Franc for our wholly-owned subsidiary in Switzerland.

Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period. The resulting translation adjustments are recorded as other comprehensive income within stockholders’ deficit. Gains and losses resulting from foreign currency transactions have not been significant and are included in SG&A.

Revenue Recognition

We recognize sales, net of customer coupons and other sales incentives, at the time the customer takes possession of merchandise, either at the point of sale in our stores or at the time the customer receives shipment for products purchased from our websites. We recognize the sale from lay-away transactions when our customer satisfies all payment obligations and takes possession of the merchandise. We record sales net of sales, use and value added taxes.

Other revenues of $76 million, $58 million, and $55 million for fiscal 2006, 2005, and 2004, respectively, are included in Net sales. Other revenues consist of licensing and franchising fees, warranty and consignment income, and other non-product related revenue.

Reserve for Sales Returns

We reserve amounts for sales returns for estimated product returns by our customers based on historical return experience, changes in customer demand, known returns we have not received, and other assumptions. The balance of our reserve for sales returns was $11 million at February 3, 2007 and $9 million at January 28, 2006.

Gift Cards and Breakage

We sell gift cards to customers in our retail stores, through our web sites, and through third parties, and in certain cases, provide gift cards for returned merchandise and in connection with promotions. We recognize income from gift cards when the customer redeems the gift card or when the likelihood of the gift card being redeemed by the customer is remote (“breakage”) and we have determined that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. Income related to customer gift card redemption is included in Net sales, whereas income related to breakage is recorded in Other income and is included in our financial statements as a reduction to SG&A. We determine the gift card breakage rate based on historical redemption patterns. Based on our historical information, we concluded that the likelihood of our gift cards being redeemed beyond three years from the date of issuance is remote. At that three-year date, we recognize income for the remaining outstanding balance if we do not have a legal obligation to remit the value to a relevant jurisdiction.

Prior to the fourth quarter of 2006, each gift card was assessed a dormancy fee after a period of non-use, which reduced the gift card liability and resulted in income recognition in the period assessed. The amounts of dormancy income recorded for fiscal 2006, 2005, and 2004 were $11 million, $12 million and $9 million, respectively. In fiscal 2006, we discontinued the practice of assessing dormancy fees. During the fourth quarter of fiscal 2006, we accumulated a sufficient level of historical data to determine an estimate of gift card breakage for the first time. As a result, in the fourth quarter of 2006, we recognized $15 million of breakage income related to unredeemed gift cards. No estimated breakage was recorded prior to the fourth quarter of 2006.

Credit Card Agreement and Loyalty Program

In the fourth quarter of fiscal 2006, we entered into a five-year Credit Card Program agreement (the “Agreement”) with a third-party credit lender to offer co-branded and private label credit cards to our customers. The credit lender provides financing for our customers to purchase merchandise at our stores and other businesses and funds and administrates the customer loyalty program for credit card holders.

Under the Agreement, we received an up-front incentive payment for entering into the Agreement, which is deferred and will be amortized ratably over the life of the agreement. In addition, we receive bounty fees for credit card activations and royalties on the co-branded and private label credit cards. Bounty fees are recognized ratably over the life of the contract based upon our expected performance. Royalties are recognized as earned and realizable. During fiscal 2006, we recognized $11 million of other income relating to the credit card program. At February 3, 2007, $19 million of deferred credit card income is included as non-current other liabilities in our Consolidated Balance Sheet.

Cost of Sales and Selling, General, and Administrative Expenses

The following table illustrates costs associated with each expense category:

“Cost of sales”	“SG&A”
• The cost of acquired merchandise from vendors;	• Store payroll and related payroll benefits;

• Freight in;	• Rent and other store operating expenses;

• Markdowns;	• Advertising expenses;

• Provision for inventory shortages; and	• Other income;

• Credits and allowances from our merchandise vendors.	• Costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and

• Other corporate related expenses.

Other income, which is included as a reduction of SG&A, was $48 million, $21 million and $35 million for fiscal 2006, 2005 and 2004, respectively. Other income consists of income from our credit card program, breakage income and dormancy fees.

Credits and Allowances Received from Vendors

We receive credits and allowances that are related to formal agreements negotiated with our vendors. These credits and allowances are predominantly for cooperative advertising, promotions, and volume related purchases. We treat credits and allowances, including cooperative advertising allowances, as a reduction of product cost in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products.

In addition, we record sales net of in-store coupons that we redeem, in accordance with EITF Issue 03-10, “Application of EITF Issue No. 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”). EITF 03-10 applies to coupon arrangements with vendors entered into or modified in periods beginning after November 25, 2003.

Advertising Costs

Gross advertising costs are recognized in SG&A at the point of first broadcast or distribution and were $353 million in fiscal 2006, $307 million in fiscal 2005, and $336 million in fiscal 2004.

Costs of Computer Software

We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), issued by the American Institute of Certified Public Accountants (“AICPA”). We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of SOP 98-1 are met. We expense those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities as they are incurred. We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over a useful life of five years, beginning when the software is ready for its intended use. We amortized computer software costs of $16 million during both fiscal years 2006 and 2005, and $17 million during fiscal year 2004.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. We record reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of uncertain tax issues. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

U.S. Federal, foreign, and state tax authorities regularly audit our tax returns. We establish tax reserves when, despite our belief that our tax return positions are supportable, it is probable we may not succeed in defending our positions. We adjust these tax reserves, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases, and outcomes of tax audits. To the extent our actual tax liability differs from our established tax reserves, our effective tax rate may be materially impacted.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Refer to Note 12 entitled “INCOME TAXES” for further details. We are currently evaluating the impact that adopting FIN 48 will have on our financial statements. We will adopt FIN 48 in the first quarter of fiscal 2007.

Stock-Based Compensation

Effective January 29, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. As we were a nonpublic entity at the date of adoption, which used the minimum value method for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we were required to apply the prospective transition method. As such, we have applied the statement to any new awards and to any awards modified, repurchased or cancelled since January 29, 2006. We continue to account for any portion of awards outstanding at January 28, 2006 that has not been modified, repurchased or cancelled using the provisions of Accounting Principles Board (“APB”) Opinion 25 (“APB 25”).

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

On July 21, 2005, the transaction was consummated by the Sponsors, along with a fourth investor, GB Holdings I, LLC (the “Fourth Investor”), an affiliate of Gordon Brothers, a consulting firm that is independent from and unaffiliated with the Sponsors and management, through a $6.6 billion merger of Acquisition Sub with and into the Company, with the Company being the surviving corporation in the merger (the “Merger”). The Sponsors and the Fourth Investor are collectively referred to herein as the “Investors.” Under the Merger Agreement, the former holders of the Company’s common stock, par value $.10 per share, received $26.75 per share, or approximately $5.9 billion. In addition, approximately $766 million was used to settle our equity security units, cash out our warrants and our options to purchase common stock, settle restricted stock and restricted stock units, pay fees and expenses related to the Merger, and pay severance payments and related payroll taxes.

The Merger consideration was funded by the Company’s available cash, cash equity contributions from the Investors and the debt financings as described more fully below. We refer to the July 21, 2005 Merger and recapitalization as the “Merger Transaction.”

The Merger Transaction has been accounted for as a recapitalization and accordingly, there was no change in the basis of the assets and liabilities of Toys “R” Us, Inc. Therefore, all assets and liabilities of Toys “R” Us, Inc. prior to the Merger Transaction are reflected in our consolidated financial statements at their historical amounts.

The following principal equity capitalization and financing transactions occurred in connection with the Merger Transaction:

•	Aggregate cash equity contributions of $1.3 billion were made by the Investors; and

•

We, directly or indirectly through our subsidiaries, entered into: (1) a new $2.0 billion secured revolving credit facility, of which $700 million was drawn at closing; (2) a new $1.9 billion unsecured bridge loan facility, all of which was drawn at closing; (3) a new secured $1.0 billion European bridge loan facility and multi-currency revolving credit facilities in an amount of up to £95 million and €145 million, respectively, of which $1.0 billion was drawn at closing; and (4) $800 million of new mortgage loan agreements, all of which was drawn at closing. Refer to Note 9 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT”, Note 11 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES”, and Note 22 entitled “PRE-MERGER STOCKHOLDERS’ EQUITY (DEFICIT)” for further information.

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

For fiscal 2005, the fees and expenses related to the Merger Transaction and the related financing transactions principally consisted of advisory fees and expenses of $78 million, financing fees of $135 million, Sponsor fees of $81 million, and other fees and expenses of $74 million. Of the $368 million of total fees and expenses related to the Merger Transaction, approximately $243 million were expensed, $148 million as transaction related costs and $95 million as amortization of debt issuance cost, interest expense, and real estate taxes. The remaining $125 million was capitalized as debt issuance costs.

Transaction and related costs

We recorded expenses of $410 million for fiscal 2005. These costs reflect $148 million of expenses related to the Merger transaction, $222 million of compensation expenses associated with the Merger Transaction related to stock options and restricted stock, as well as $40 million of severance, bonuses and related payroll taxes.

For fiscal 2005, we capitalized $42 million in fees and expenses related to the domestic and European bridge financing transactions. As a result of the new financing transactions, we recognized approximately $59 million in accelerated amortization expense during fiscal 2005.

In connection with the closing of the Merger, the Company notified the New York Stock Exchange that all of the Company’s common stock, par value $0.10 (the “Company Common Stock”), was converted into the right to receive $26.75 per share, and requested that the New York Stock Exchange file with the Securities and Exchange Commission an application on Form 25 to remove the Company Common Stock from listing and registration thereon. On July 26, 2005, the New York Stock Exchange confirmed that such filing has been made.

Immediately following the consummation of the Merger Transaction, we implemented an inversion transaction (the “Inversion”) whereby one of our dormant subsidiaries became the new parent of Toys “R” Us, Inc. and is now known as Toys “R” Us Holdings, Inc. (“Holdings”), as follows:

•

Holdings’ shares of common stock held by Toys “R” Us, Inc. were cancelled. The Certificate of Incorporation of Holdings was amended to authorize two classes of common stock, Class L common stock and Class A common stock (collectively, the “Holdings Common Stock”); and

•	The Investors’ shares of Toys “R” Us, Inc. common stock (including the shares held by management) were automatically converted into shares of the Holdings Common Stock. All of the shares of the

Holdings Common Stock were issued in “strips” of stock. Each strip of stock consisted of one share of Class L common stock and nine shares of Class A common stock so that each Investor owns the same proportionate interest in Class L and Class A common stock. Subsequent to the conversion, the Investors and management have the same ownership interests in Holdings as they previously had in Toys “R” Us, Inc.

Immediately following the consummation of the Merger Transaction and the Inversion, the Company was wholly-owned by Holdings, which was indirectly owned 32.9% by each of the Sponsors, 1.1% by the Fourth Investor and 0.2% by management.

In connection with the Merger and the Inversion, effective as of July 21, 2005, the Company’s Certificate of Incorporation was amended to change the Company’s authorized common stock from 650,000,000 shares of common stock, par value $.10 per share, to 3,000 authorized shares of common stock, par value $.01 per share. As of February 3, 2007, there were 1,000 shares of the Company’s common stock held by Holdings.

NOTE 3 - NET (GAINS) LOSSES ON SALES OF PROPERTIES

In the third quarter of 2006, Toys “R” Us-Delaware, Inc. (“Toys-Delaware”), a wholly-owned direct subsidiary of the Company, and MAP 2005 Real Estate, LLC (“MAP”), a Delaware limited liability company of which the Company is the sole member (Toys-Delaware and MAP are collectively referred to herein as “Seller”), consummated part of the previously announced sale of its interest in 44 properties (which has since been reduced to 42 properties) to Vornado Surplus 2006 Realty LLC, a Delaware limited liability company (the “Purchaser”), an affiliate of Vornado Realty Trust, an indirect equity owner of the Company and the Seller (see Note 4 “RESTRUCTURING AND OTHER CHARGES - 2005 Initiatives”). During fiscal 2006, we sold 38 properties for gross proceeds of approximately $178 million. As a result of the sale of these properties, the Company recorded a gain of $91 million for the year ended February 3, 2007. Approximately $156 million of the proceeds were used to repay a portion of the $200 million asset sale facility of the secured credit facilities Toys-Delaware entered into on July 19, 2006 (see Note 9 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT”).

The sale of all or a portion of the remaining properties, which are part of the previously announced sale, is expected to close by the first half of fiscal 2007. Subsequent to the end of fiscal 2006, the terms of the sale were amended and the Purchaser will purchase only four of the remaining six properties. As such, the remaining properties to be sold are included in Assets held for sale on our Consolidated Balance Sheet.

In addition, during the third quarter of 2006, Toys “R” Us Properties Ltd. sold its interest in and assets related to a leased property in Cardiff, U.K. to an unrelated third party for gross proceeds of approximately $26 million, resulting in a gain of $21 million for the year ended February 3, 2007.

In fiscal 2004, we received net cash proceeds of approximately $150 million for the sale of Kids “R” Us properties to Office Depot, Inc., and recorded a $53 million gain. We also sold a property in Santa Monica, CA, for net cash proceeds of $24 million and recorded a $14 million gain. An additional $2 million gain was recorded for the disposition of other restructured Kids “R” Us properties to third parties.

NOTE 4 – RESTRUCTURING AND OTHER CHARGES

Our consolidated financial statements for the years ended February 3, 2007, January 28, 2006, and January 29, 2005 included the following pre-tax charges related to restructuring initiatives:

(In millions)	Restructuring and other charges	Depreciation and amortization	Cost of Sales	SG&A	Total
Fiscal 2006
2005 Initiatives	$12	$24	$3	$—	$39
2004 and Prior Year Initiatives	$2	$—	$—	$—	$2

Total	$14	$24	$3	$—	$41

(In millions)	Restructuring and other charges (1)	Depreciation and amortization	Cost of Sales	SG&A(2)	Total
Fiscal 2005
2005 Initiatives	$31	$22	$41	$—	$94
2004 and Prior Year Initiatives	$2	$—	$—	$5	$7

Total	$33	$22	$41	$5	$101

(In millions)	Restructuring and other charges (1)	Depreciation and amortization	Cost of Sales	SG&A	Total
Fiscal 2004
2004 Initiatives	$13	$—	$—	$8	$21
2003 and Prior Year Initiatives	$46	$3	$10	$—	$59

Total	$59	$3	$10	$8	$80

(1)

We reclassified a $1 million net loss and $55 million of net gains for fiscal 2005 and fiscal 2004, respectively, from restructuring and other charges (see Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 3 entitled “NET (GAINS) LOSSES ON SALES OF PROPERTIES”).

(2)

For fiscal 2005, we recorded $5 million of net charges related to our 2004 initiatives for stock option compensation charges, recorded in selling, general and administrative expenses. While the stock option compensation charges are part of the 2004 restructuring initiative, they are not part of the restructuring reserve account but rather included as a component of stockholders’ deficit.

At February 3, 2007, we had total remaining reserves of $74 million, included in other non-current liabilities in the Consolidated Balance Sheet, related to the restructuring initiatives explained below. We believe that the remaining reserves at February 3, 2007 are adequate to complete these initiatives and commitments. See below for a further discussion of individual restructuring initiatives and a roll-forward of the related charges and reserves for the years ended February 3, 2007, January 28, 2006, and January 29, 2005.

(In millions)	Balance at January 28, 2006	Charges	Reclassification (1)	Reversals	Utilized	Balance at February 3, 2007
2005 Initiatives	$43	$43	$12	$(4)	$(83)	$11
2004 and Prior Year Initiatives	82	6	—	(4)	(21)	63

Total	$125	$49	$12	$(8)	$(104)	$74

(1)	Reclassification of straight-line lease reserves recorded in prior periods related to the restructured properties.

(In millions)	Balance at January 29, 2005	Charges	Reversals	Utilized	Balance at January 28, 2006
2005 Initiatives	$—	$94	$—	$(51)	$43
2004 and Prior Year Initiatives	115	3	(1)	(35)	82

Total	$115	$97	$(1)	$(86)	$125

2005 Initiatives

On January 5, 2006, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. By the end of the first quarter 2006, all 87 stores had been closed. Twelve of these stores have been converted into Babies “R” Us stores, resulting in the permanent closing of 75 stores, of which 37 were sold to Vornado Surplus 2006 Realty LLC as of February 3, 2007, with four additional properties expected to be sold to Vornado Surplus 2006 Realty LLC in the first half of 2007 (see Note 3 entitled “NET (GAINS) LOSSES ON SALES OF PROPERTIES”).

For the year ended February 3, 2007, we incurred gross charges of $43 million, and reversed $4 million of lease commitments and severance charges related to the store closings initiative. The $43 million of charges included $3 million of inventory markdowns and liquidator fees that were recorded in cost of sales and $24 million of accelerated depreciation related to the closed and converted stores. The remaining $16 million of costs and charges, included in Restructuring and other charges in the Consolidated Statement of Operations, consisted of $10 million relating to changes in estimated sublease income and $6 million relating to asset impairment of fixed assets and disposal charges. These charges were partially offset by the reversal of $3 million of lease commitments on properties sold and $1 million of severance charges that we determined were no longer needed. As a result of the store closings, approximately 3,000 employee positions were eliminated. At February 3, 2007, we had $11 million remaining in lease commitments for the 2005 initiative, which we expect to fully utilize by January 2019.

Details on the activity of charges and reserves for the years ended February 3, 2007 and January 28, 2006 are as follows:

(In millions)	Balance at January 28, 2006	Charges	Reclassifications (1)	Reversals	Utilized	Balance at February 3, 2007
Lease commitments	$1	$10	$12	$(3)	$(9)	$11
Asset impairment and disposal charges	—	6	—	—	(6)	—
Accelerated depreciation	—	24	—	—	(24)	—
Inventory markdowns and disposal charges	34	3	—	—	(37)	—
Severance	8	—	—	(1)	(7)	—

Total	$43	$43	$12	$(4)	$(83)	$11

(1)	Reclassification of straight-line lease reserves recorded in prior periods related to the restructured properties.

(In millions)	Initial Charge	Utilized	Balance at January 28, 2006
Lease commitments	$1	$—	$1
Asset impairment and disposal charges	22	(22)	—
Accelerated depreciation	22	(22)	—
Inventory markdowns and disposal charges	41	(7)	34
Severance	8	—	8

Total	$94	$(51)	$43

2004 and Prior Year’s Initiatives

In fiscal 2004, we recorded termination costs relating to the restructuring of the Global Store Support Center operations in Wayne, New Jersey. During the year ended February 3, 2007, we utilized the final $1 million of reserves related to severance and other compensation. As a result, we do not have any further obligations relating to these initiatives.

In fiscal 2003, we decided to close all 146 of the freestanding Kids “R” Us stores and all 36 of the free-standing Imaginarium stores, as well as three distribution centers that support these stores. During the year ended February 3, 2007, we incurred $4 million of charges and reversed $2 million of charges for disposal of fixed assets and lease commitments, and utilized $6 million of reserves related to lease commitments. At February 3, 2007, we had $4 million of reserves remaining for lease commitments, which we expect to be utilized by January 2015.

In fiscal 2001, we closed stores, eliminated a number of staff positions, and consolidated five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. During the year ended February 3, 2007, we incurred $1 million of additional net charges related to lease commitments, and utilized $9 million of reserves for this initiative. At February 3, 2007, we had $43 million of reserves remaining for lease commitments related to stores and store support center locations, which we expect to be utilized by January 2019.

We had $16 million of reserves remaining at February 3, 2007, related to long-term lease commitments from restructuring charges previously recorded in 1998 and 1995 which we expect to be completed by January 2017. During the year ended February 3, 2007, we utilized $5 million of reserves and reversed $1 million of charges for lease shortfalls, which were deemed no longer necessary.

Assets held for sale

As a result of our 2005 and prior year’s initiatives, the following assets are classified as current assets held for sale:

(In millions)	February 3, 2007
Land	$4
Buildings	5
Leasehold improvements	3

12
Less: accumulated depreciation and amortization	3

Net property assets held for sale	$9

We did not have any properties classified as assets held for sale as of January 28, 2006.

NOTE 5 – GOODWILL

Details on goodwill by division are as follows:

(In millions)	February 3, 2007	January 28, 2006
Toys “R” Us – U.S.	$40	$40
Toys “R” Us – International	6	—
Babies “R” Us	319	319

Total	$365	$359

The $40 million of Toys “R” Us – U.S. goodwill is comprised of $29 million related to the acquisition of Imaginarium Toys Centers, Inc. in 1999, $6 million related to the acquisition of all the issued and outstanding stock options and shares of Toysrus.com, Inc. on January 17, 2006 and $5 million related to the acquisition of all the issued and outstanding shares of capital stock of S.B. Toys, Inc. in 2004.

The $6 million of goodwill for Toys “R” Us – International is related to the consolidation of Toys – Japan. The $319 million of Babies “R” Us goodwill relates to the 1997 acquisition of Baby Super Stores, Inc.

NOTE 6 – PROPERTY AND EQUIPMENT

($ In millions)	Useful life	February 3, 2007	January 28, 2006
	(in years)
Land		$825	$838
Buildings	45-50	2,066	2,117
Furniture and equipment	5-20	1,644	1,637
Leasehold improvements	12-35	2,074	1,708
Costs of computer software	5	309	300
Construction in progress		24	12
Leased property and equipment under capital lease	3-8	64	34

		7,006	6,646
Less accumulated depreciation and amortization		2,664	2,471

		4,342	4,175
Less net property assets held for sale		9	—

Total		$4,333	$4,175

NOTE 7 – INVESTMENT IN TOYS “R” US – JAPAN

We have an approximate 48% equity ownership in Toys-Japan through our holding of its common stock. During the first quarter of 2006, we (together with our Sponsors) took control of a majority of the board of directors of Toys-Japan. As a result of this control and our ownership in Toys-Japan, we have consolidated the results of Toys-Japan into our consolidated financial statements for all periods of fiscal 2006. We had previously accounted for our investment in Toys-Japan using the “equity method” of accounting.

For fiscal year 2006, Toys-Japan had net sales of $1,650 million, an operating loss of $12 million, and a net loss of $3 million. Toys-Japan paid dividends of $10 million, of which $5 million was paid to the minority interest. Total assets amounted to $858 million as of February 3, 2007.

For fiscal years 2005 and 2004, our equity in the (loss) earnings of Toys-Japan was included in SG&A in our Consolidated Statements of Operations. Our equity in the loss of Toys-Japan for fiscal 2005 was $3 million, and our equity in the earnings of Toys-Japan was $23 million for fiscal 2004. For fiscal years 2005 and 2004, we received dividends of $5 million and $4 million, respectively, from Toys-Japan.

As of January 28, 2006, the carrying value of our investment in Toys-Japan was $147 million and was reflected on our Consolidated Balance Sheet as part of Other assets. The quoted market value of our investment was $227 million, which exceeded our carrying value. The valuation was based on the closing share value quotation on January 28, 2006 published by the Tokyo over-the-counter market. For fiscal year 2005, Toys-Japan had net sales of $1,631 million, operating earnings of $82 million, and a net loss of $4 million. As of January 28, 2006, Toys-Japan had total assets of $885 million and total liabilities of $600 million.

NOTE 8 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of our accounts payable, accrued expenses and other current liabilities as of February 3, 2007 and January 28, 2006, is outlined in the table below:

(In millions)	February 3, 2007	January 28, 2006
Accounts payable (1)	$1,303	$1,118

Gift card / gift certificate liability	$194	$195
Accrued bonus	76	49
Accrued interest	59	80
Sales and use tax / VAT payable	106	92
Current deferred tax liabilities (as restated) (2)	4	10
Other (3)	409	418

Total accrued expenses and other current liabilities (as restated) (2)	$848	$844

(1)	Includes $119 million and $138 million of book overdraft cash as of February 3, 2007 and January 28, 2006, respectively.
(2)

Refer to Note 23 to the Consolidated Financial Statements entitled “RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS” for further details on the restatement of our Consolidated Balance Sheets and Condensed Consolidated Balance Sheet information.

(3)	Other includes, among other items, accrued payroll and other benefits, profit sharing and other operating accruals. No individual amount included exceeds 10% of “Other” (shown above).

NOTE 9 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

A summary of the Company’s short-term borrowings and long-term debt as of February 3, 2007 and January 28, 2006 is outlined in the table below:

(In millions)	February 3, 2007	January 28, 2006
Short-term borrowings
Toys “R” Us-Japan, Ltd. 0.52%-0.89% short-term bank loans due fiscal 2007	$151	$—

Long-term debt
LIBOR plus 1.50% European credit facility, due fiscal 2006-2011	$—	$1,008
6.875% notes, due August 1, 2006(a)	—	250
LIBOR plus 1.30% secured real estate loans, due August 9, 2007 (b)	800	800
Note at an effective cost of 2.23% due in semi-annual installments through fiscal 2008 (c)	49	81
LIBOR plus 3.00%-4.00% asset sale facility, due fiscal 2008	44	—
LIBOR plus 3.00% unsecured credit agreement, due fiscal 2008	1,300	1,300
LIBOR plus 1.50%-2.00% multi-currency revolving credit facility, expires fiscal 2010	—	—
LIBOR plus 1.00%-3.75% $2.0 billion secured revolving credit facility, expires fiscal 2010	—	—
7.625% notes, due fiscal 2011(a)	522	527
LIBOR plus 4.25% secured term loan facility, due fiscal 2012	800	—
LIBOR plus 5.25% unsecured bridge facility, due fiscal 2012	—	973
LIBOR plus 5.00% unsecured credit facility, due fiscal 2012	180	—
EURIBOR plus 1.50% French real estate credit facility, due fiscal 2012	84	—
EURIBOR plus 1.50% Spanish real estate credit facility, due fiscal 2012	173	—
5.02% U.K. real estate credit facility, due fiscal 2013	700	—
LIBOR plus 2.25% U.K. real estate credit facility, due fiscal 2013	121	—
7.875% notes, due fiscal 2013(a)	391	389
Toys “R” Us-Japan, Ltd. 1.20%-2.80% bank loans due 2007—2014	152	—
7.375% notes, due fiscal 2018(a)	408	408
8.75% debentures, due fiscal 2021(d)	22	199
Capital leases (e)	42	12

	5,788	5,947
Less current portion	66	407

Total long-term debt	$5,722	$5,540

(a)	Represents obligations of Toys “R” Us, Inc. For further details on parent company information, refer to Schedule I – Condensed Financial Statements and Notes to the Condensed Financial Statements.
(b)	We have classified this loan as long-term debt because we have the ability and intent to extend the due date to August 9, 2010.
(c)	Amortizing note secured by the expected future yen cash flows from license fees due from Toys-Japan.
(d)	Represents obligations of Toys “R” Us, Inc. and our subsidiary Toys-Delaware.
(e)	Includes $10 million of obligations incurred by Toys “R” Us, Inc. at January 28, 2006 which were subsequently transferred to our subsidiary Toys-Delaware during fiscal 2006. For further details on parent company information, refer to Schedule I – Condensed Financial Statements and Notes to the Condensed Financial Statements.

The annual maturities of short-term borrowings, capital leases and long-term debt at February 3, 2007 are as follows:

(In millions)	Annual maturities
2007 (a)	$217
2008 (a)	87
2009	23
2010 (a)	2,216
2011	542
2012 and subsequent	2,854

Total	$5,939

(a)

We have classified our $800 million secured real estate loans due August 9, 2007 and our $1.3 billion unsecured credit agreement due December 9, 2008 as annual maturities of 2010 because we have the ability and intent to extend the due dates to August 9, 2010 and December 7, 2010, respectively.

As of February 3, 2007, we were in compliance with all of our financial covenants related to our outstanding debt. The total fair market values of our short-term borrowings and long-term debt, with carrying values of $5.9 billion at February 3, 2007 and January 28, 2006, were $5.8 billion and $5.6 billion, respectively. The fair market values of our long-term debt are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

€65.2 Million ($84 Million) French Real Estate Credit Facility

On January 23, 2006, Toys “R” Us France Real Estate SAS, our indirect wholly-owned subsidiary, entered into a secured loan agreement, as the borrower, with a syndicate of financial institutions. The loan is secured by, among other things, selected French real estate, which was acquired by the borrower. On February 1, 2006, we borrowed the full amount of €65.2 million under the loan agreement. The maturity date for the loan is February 1, 2013. The loan has an interest rate of 1.50% plus mandatory costs plus EURIBOR per annum. We have entered into hedging arrangements whereby we have effectively fixed the interest rate under the loan at 4.505% plus mandatory costs per annum. Refer to Note 11 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for a description on our accounting treatment of these hedging arrangements. The loan agreement contains covenants that restrict the ability of the borrower to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan agreement also requires the borrower to maintain an interest coverage ratio of 110%.

€135.1 Million ($173 Million) Spanish Real Estate Credit Facility

On January 23, 2006, Toys “R” Us Iberia Real Estate, S.L., our indirect wholly-owned subsidiary, entered into a secured loan agreement, as the borrower, with a syndicate of financial institutions. The loan is secured by, among other things, selected Spanish real estate, which was acquired by the borrower. On February 1, 2006, we borrowed the full amount of €135.1 million under the loan agreement. The maturity date for the loan is February 1, 2013. The loan has an interest rate of 1.50% plus mandatory costs plus EURIBOR per annum. We have entered into hedging arrangements whereby we have fixed the interest rate under the loan at 4.505% plus mandatory costs per annum. Refer to Note 11 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for a description on our accounting treatment of these hedging arrangements. The loan agreement contains covenants that restrict the ability of the borrower to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan agreement also requires the borrower to maintain an interest coverage ratio of 110%.

£355.8 Million ($700 Million) and £62.4 Million ($121 Million) U.K. Real Estate Credit Facilities

On February 8, 2006, Toys “R” Us Properties (UK) Limited (“Toys Properties”), our indirect wholly-owned subsidiary, entered into a credit agreement, as the borrower, with Vanwall Finance PLC (“Vanwall”) as the Issuer and as Senior Lender and The Royal Bank of Scotland PLC as Junior Lender, which included a series of Secured Senior Loans comprising an initial principal amount of approximately £347.0 million. In addition, a separate Junior Loan comprising an initial principal amount of up to £62.4 million was entered into directly with The Royal Bank of Scotland PLC. The Senior Lender and Junior Lender have also agreed to provide an aggregate of approximately £10.8 million in additional loans under specified conditions, of which £8.8 million was pre-funded under the Senior Loan. The loans are secured by, among other things, selected UK real estate, which was acquired by the borrower. The credit agreement contains covenants that restrict the ability of Toys Properties to incur certain additional indebtedness, create or permit liens on assets, dispose of or acquire further property, vary or terminate the lease agreements, conclude further leases or engage in mergers or consolidations. The credit agreement has a seven-year term and Toys Properties is required to repay the loans in part in quarterly installments from the first anniversary date. The final maturity date is April 7, 2013. The credit agreement also contains various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the credit agreement, cross default provisions, the failure of representations and warranties contained in the credit agreement to be true and certain insolvency events with respect to Toys Properties. The Senior Loan bears interest at an annual rate of mandatory costs plus 4.5575% plus a margin ranging from 0.28% to 1.50%, and the Junior Loan bears interest at an annual rate of mandatory costs plus LIBOR plus a margin of 2.25%. Toys Properties has entered into hedging arrangements in relation to its floating rate exposure under the credit agreement, whereby Toys Properties effectively fixed the interest under the Junior Loan at 6.8075% plus mandatory costs per annum. Refer to Note 11 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for a description on our accounting treatment of these hedging arrangements. The borrowings under the credit agreement, together with other available funds, were used to repay all of the outstanding indebtedness under the $1.0 billion European bridge facility component of the credit facilities agreement entered into by Toys “R” Us (UK) Limited on July 21, 2005 and to pay part of the transaction costs.

Vanwall is a special purpose entity established with the limited purpose of issuing the notes, entering into the Credit Agreement with Toys R Us Properties (UK) Limited, and certain related transactions. Vanwall issued £355.8 million of multiple classes of commercial mortgage backed floating rate notes (the “Floating Rate Notes”) to third party investors (the “Bondholders”), which are publicly traded on the Irish Stock Exchange Limited. The proceeds from the Floating Rate Notes issued by Vanwall were used to fund the Senior Loan to Toys Properties. Per the Credit Agreement, Vanwall is required to maintain an interest rate swap which effectively fixed the variable Libor rate at 4.5575%, the same as the fixed interest rate paid by Toys Properties to Vanwall. The fair market value of this interest rate swap at February 3, 2007 was approximately $35 million. Our loan agreement with Vanwall requires the Company to indemnify Vanwall against any loss or liability that Vanwall incurs as a consequence of any part of the loan being repaid or prepaid, including costs relating to terminating all or part of their interest rate swap. Management has performed an analysis of Vanwall in accordance with FIN 46R and has concluded that the Company is not the primary beneficiary and the entity should not be consolidated.

$804 Million ($800 Million) Secured Term Loan Facility and $200 Million ($44 Million) Asset Sale Facility

On July 19, 2006, Toys-Delaware, a subsidiary of Toys “R” Us, Inc., entered into secured credit facilities with a syndicate of financial institutions (the “Secured Credit Facilities”). The initial borrowings of $1.004 billion under the Secured Credit Facilities were used to repay in full $973 million of outstanding borrowings under the Bridge Loan Agreement, dated as of July 21, 2005 (the “Bridge Loan Agreement”), plus accrued and unpaid interest thereon and to pay related expenses. Certain of the lenders under the Secured Credit Facilities were also lenders under the Bridge Loan Agreement. The Secured Credit Facilities consist of an $804 million secured term loan facility and a $200 million asset sale facility. The term loan facility matures on July 19, 2012 and the asset sale facility matures on July 19, 2008. The term loan facility bears interest equal to LIBOR plus 4.25% per annum. Concurrently with entering into the new secured term loan facility, we entered into an interest rate swap to effectively fix the interest rate on $600 million of the secured term loan at 9.685% with a termination date of August 19, 2008. In addition, we entered into a forward starting interest rate cap effectively capping the LIBOR rate on $600 million of the secured term loan at 7.50% starting in August 2008 and terminating in August 2010. The asset sale facility bears interest equal to (i) LIBOR plus 3.00% per annum until the three-month anniversary of the closing of the Secured Credit Facilities; (ii) LIBOR plus 3.50% per annum from the three-month anniversary of the closing date until the six-month anniversary; and (iii) LIBOR plus 4.00% per annum from and including the six-month anniversary of the closing date and thereafter. In addition, obligations under the Secured Credit Facilities are guaranteed by substantially all domestic subsidiaries of Toys-Delaware and the borrowings thereunder are secured by accounts receivable, inventory and intellectual property of Toys-Delaware and the guarantors. The Secured Credit Facilities contain customary covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. If an event of default under the Secured Credit Facilities occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. At February 3, 2007, the unamortized discount recorded for the $804 million secured term loan facility was $4 million.

On October 18, 2006, Toys-Delaware used $156 million from the sale of the properties to Vornado Surplus 2006 Realty LLC to repay a portion of the $200 million asset sale facility, leaving an outstanding balance of $44 million. In connection with the principal repayment, a pro-rata portion of previously capitalized transaction costs in the amount of approximately $5 million was expensed.

$181 Million ($180 Million) Unsecured Credit Facility

On December 1, 2006, Toys-Delaware entered into a new unsecured credit facility (the “Unsecured Credit Facility”) with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co., L.P., indirect equity owners of the Company, which each participated in 15% of the loan amount. The initial borrowings of $181 million were used to consummate a cash tender offer (described below) and pay related expenses. The Unsecured Credit Facility matures on January 19, 2013 and bears interest equal to LIBOR plus 5.00% per annum or, at the option of Toys-Delaware, prime plus 4.00% per annum. In addition, obligations under the Unsecured Credit Facility are guaranteed by substantially all domestic subsidiaries of Toys-Delaware. The Unsecured Credit Facility contains the same customary covenants as those under the Secured Credit Facilities. At February 3, 2007, the unamortized discount for the Unsecured Credit Facility was $1 million.

Other Debt Repayments

On August 1, 2006, we paid down our $250 million aggregate principal amount of our 6.875% notes, which were due on that day. We funded this payment primarily with cash on hand from previous borrowings.

On July 26, 2006, we and our wholly-owned subsidiary, Toys-Delaware, received a letter dated July 25, 2006 from an investment advisor to investors that beneficially hold a portion of our and Toys-Delaware’s $200 million aggregate principal amount of 8.75% Debentures due September 1, 2021 (the “Debentures”) issued under an Indenture dated as of August 29, 1991, as amended by Supplemental Indenture No. 1, dated as of January 1, 1996 (as amended, the “Indenture”). The letter purported to be a “notice of default” relating to the Debentures. We informed the trustee under the Indenture that we are not in default under the Indenture. On November 2, 2006, Toys-Delaware commenced a cash tender offer for any and all of the outstanding Debentures (the “Tender Offer”) and a related consent solicitation to effect certain amendments to the Indenture, eliminating all of the restrictive covenants and certain events of default in the Indenture. In connection with the Tender Offer the investment advisor delivered a letter notice withdrawing its purported “notice of default” letter and waiving any purported default alleged or purported acceleration relating thereto, effective upon Toys-Delaware’s acceptance of its tendered Debentures in the Tender Offer. The investment advisor tendered their Debentures in the Tender Offer. On November 30, 2006, the Tender Offer expired, and on December 1, 2006, Toys-Delaware consummated the Tender Offer of $178 million (approximately 89.2%) of the outstanding Debentures in the Tender Offer using borrowings under the unsecured credit facility (described above) to purchase the tendered Debentures.

Borrowing Availability

At February 3, 2007, we had no borrowings and a total of $128 million of outstanding letters of credit under our $2 billion secured revolving credit facility which expires in fiscal 2010. We had availability of $854 million under the facility at fiscal year-end. In addition, we had no outstanding borrowings and we have current availability of $375 million under our multi-currency revolving credit facilities (£95 million and €145 million) which expire in fiscal 2010. Commitment fees paid in fiscal 2006 and fiscal 2005 amounted to $2 million and less than $1 million, respectively, for the multi-currency revolving credit facilities, and $6 million and $2 million, respectively for the $2 billion secured revolving credit facility.

NOTE 10 – STOCK-BASED COMPENSATION

Effective January 29, 2006, the Company adopted SFAS 123 (R). Our accounting policy related to stock-based compensation is described in Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

During fiscal 2006, the Company issued equity awards to certain employees and modified certain awards that were granted prior to the adoption of SFAS 123(R). The modified awards are accounted for under the provisions of SFAS 123(R). The effect of the adoption of SFAS 123(R) on the Company’s earnings before income tax and net earnings for the year ended February 3, 2007 was as follows:

(In millions)	Using Previous Method	FAS 123 (R) Impact	As Reported
Earnings before income taxes	$146	$(3)	$143
Net earnings	$112	$(3)	$109

SFAS 123(R) requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The adoption of SFAS 123(R) did not have a material impact on our operating and financing cash flows because the Company did not have any windfall tax benefits in the period of adoption.

Management Equity Plan

On July 21, 2005, the Board of Directors of Holdings adopted the Management Equity Plan (“Management Equity Plan”). The Management Equity Plan provides for the granting of service-based and performance-based stock options, rollover options (i.e., options in Holdings in lieu of options held prior to the Merger), and restricted stock to officers and other key employees of Holdings and its subsidiaries. All awards are in the form of one or more common strips. Each common strip consists of nine shares of Class A common stock of Holdings and one share of Class L common stock of Holdings.

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

At February 3, 2007 an aggregate of 1,060,826 strips were reserved for future option grants under the Management Equity Plan. All outstanding options expire at dates ranging from September 8, 2008 to October 27, 2016. The Board of Directors of Holdings has discretion over the amount of shares available for future issuances of restricted stock and options. Holdings expects to satisfy future option exercises by issuing new shares.

Repurchase Obligations

Certain officers of the Company have the right to require Holdings to repurchase the shares that the officer acquired upon the exercise of certain options, the shares issued or issuable upon exercise of rollover options or the shares issued to the officer in the form of restricted stock. The put rights are triggered by the officer’s death, disability or retirement at any time. The put rights will expire upon either a change in control of Holdings or an initial public offering of Holdings’ common stock. The purchase price for shares repurchased as a result of the officer’s death, disability or retirement is the fair market value of the covered shares at the time of repurchase. The number of shares that may be repurchased as a result of the officer’s retirement is subject to an aggregate fixed limitation. The liability related to these restricted shares and rollover options has been classified as other non-current liabilities in the financial statements of Holdings. The liability as of February 3, 2007 and January 28, 2006 was $1 million and $2 million, respectively.

Modification of Stock Options

On February 6, 2006, Holdings’ Board of Directors modified all of the performance-based options granted prior to that date to reduce the performance conditions for vesting of these awards. This one-time modification affected 70 employees and resulted in total incremental stock-based compensation cost of $1 million. These performance-based options are now subject to SFAS 123(R) accounting. The incremental compensation cost will be amortized over the remaining service period on a straight-line basis.

Restricted Stock

The Management Equity Plan permits the sale of non-transferable, restricted stock to certain employees at a purchase price equal to fair market value of the common strips. The Management Equity Plan was amended in the second quarter of 2006 to permit grants of restricted stock without consideration. At January 28, 2006, 62,805 common strips of restricted stock were outstanding. During fiscal 2006, 118,692 common strips of restricted stock were purchased by officers of the Company at $26.75 per common strip, which was the fair market value as of the respective dates of those purchases. The Company also awarded 41,121 common strips of restricted stock without consideration in the second quarter of 2006 with an aggregate fair market value equal to $1 million as of the grant date. This restricted stock award will vest as to 50% of the common strips on the first anniversary of the grant date and as to 50% of the common strips on the second anniversary of the grant date provided the recipients are still employed by the Company or any of its affiliates as of such respective dates.

Valuation Assumptions

The fair value of each option award modified or granted during the year ended February 3, 2007 is estimated on the date of modification or grant using a lattice option-pricing model that uses the assumptions noted in the following table, along with the associated weighted average fair values. We use historical data to estimate pre-vesting option forfeitures. To the extent actual results of forfeitures differ from the estimates, such amounts will be recorded as an adjustment in the period the estimates are revised. The expected volatilities are based on a peer group of companies, as the Company is a non-publicly traded company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term represents the estimated time until exercise and is based on certain projected performance targets of the Company. The expected dividend yield is based on an assumption that no dividends are expected to be approved in the near future. The following are the weighted average assumptions used:

Year Ended February 3, 2007
Volatility	50.0%
Risk-free interest rates	4.6%
Expected terms	5.4 years
Dividend Yield	0.0%
Weighted average grant-date fair value per option:
Service-based	$12.03
Performance-based	$10.41

A summary of option activity under the plans during the year ended February 3, 2007 is presented below:

Service-Based Options

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 28, 2006	1,521,732	19.03
Granted	465,747	26.75
Exercised	(104,722)	8.79
Forfeited	(350,593)	26.75

Outstanding at February 3, 2007	1,532,164	20.31	7.64	17.9

Vested or expected to vest at February 3, 2007	1,444,252	20.01	7.56	17.6

Exercisable at February 3, 2007	603,146	10.38	5.83	13.0

The total intrinsic value of service-based options exercised in the year ended February 3, 2007 was $2 million. The tax benefit recognized as a result of the options exercised in the year ended February 3, 2007 was $1 million.

Performance-Based Options

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 28, 2006	1,545,822	26.75
Granted	931,495	26.75
Exercised	—	—
Forfeited	(619,279)	26.75

Outstanding at February 3, 2007	1,858,038	26.75	8.82	9.8

Vested or expected to vest at February 3, 2007	1,664,007	26.75	8.80	9.4

Exercisable at February 3, 2007	—	—	—	—

Non-vested Restricted Stock Activity — Non-vested restricted stock grants as of February 3, 2007 and activities during the year ended February 3, 2007 were as follows:

	Common Strips	Weighted Average Grant Date Fair Value (In millions)
Outstanding at January 28, 2006	—	$—
Granted	41,121	1.1
Forfeited	—	—

Outstanding at February 3, 2007	41,121	$1.1

As of February 3, 2007, there was $9 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the Management Equity Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. In addition, there was total unrecognized compensation cost related to restricted stock grants of less than $1 million.

Stock-based compensation expense was included in the following categories of our statement of operations:

(In millions)	Year Ended February 3, 2007
Selling, general and administrative expenses	$4
Total recognized tax benefit	$1

Toys –Japan stock plan

Our approximate 48% owned subsidiary, Toys-Japan, a public entity listed in Japan, adopted SFAS 123(R) using the modified prospective method allowed for public companies. Under the modified prospective method, SFAS 123(R) is applied to all options granted after adoption and unvested portion of any awards granted prior to adoption of SFAS 123(R). The impact of adoption was not material.

Toys-Japan grants options to its employees and directors that give the option holders the right to buy Toys-Japan shares upon exercise. The options are granted at an exercise price equal to the fair value of the shares on the date of the grant and cliff vest after two years and the options expire three years after vesting. At February 3, 2007, 1,221,800 options were outstanding, which represented 3.5% of Toys-Japan’s equity on a fully diluted basis.

NOTE 11 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. We record the fair market value of our derivatives, based on information provided by reliable third parties, as other assets and other liabilities within our Consolidated Balance Sheet. The changes in fair value of derivatives are recorded in consolidated statements of operations in interest expense, unless the derivative is designated as a hedge. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The effective portion of a cash flow hedge is recorded to other comprehensive income or loss; the ineffective portion of a cash flow hedge is recorded to interest expense. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation.

We enter into derivative financial arrangements to manage a variety of risk exposures, including interest rate risk associated with our long-term debt and foreign currency risk relating to import merchandise purchases. We enter into interest rate swaps and/or caps to manage interest rate risk. We enter into foreign exchange forward contracts to minimize and manage the currency risks associated with the settlement of payables related to our merchandise import program.

The following table presents our outstanding derivative contracts as of February 3, 2007:

(In millions) Related Items ( in Local Currency)(1)	Type of Derivative	Effective Date	Maturity Date	Notional Amount (In USD)	Balances at Fair Value As of February 3, 2007
					Derivative Assets	Derivative Liabilities
Merchandise Import Program (Varies)(2)	Foreign Exchange Forwards	Varies (2)	Varies (2)	$206	$1	$(5)
French Real Estate Credit Facility (EUR)	Interest Rate Swap	February 2006	February 2013	84	5	—
Spanish Real Estate Credit Facility (EUR)	Interest Rate Swap	February 2006	February 2013	173	10	—
U.K. Real Estate Credit Facility – Junior Loan (GBP)	Interest Rate Swap	February 2006	April 2013	121	6	—
Secured Term Loan Facility due 2012 (USD)	Interest Rate Swap (3)	August 2006	August 2008	600	—	(2)
Secured Term Loan Facility due 2012 (USD)	Interest Rate Cap (3)	August 2008	August 2010	600	—	—
$1.3 billion Unsecured Real Estate Loan (USD)	Interest Rate Cap (3)	December 2005	December 2008	1,300	—	—
$1.3 billion Unsecured Real Estate Loan (USD)	Interest Rate Corridor (3)	July 2006	December 2008	1,300	2	—
$800 million Secured Real Estate Loan (USD)	Interest Rate Cap (3)	July 2005	August 2007	800	—	—
$800 million Secured Real Estate Loan (USD)	Interest Rate Corridor	July 2006	August 2008	800	1	—

Total				$5,984	$25	$(7)

(1)	Refer to Note 9, entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for detail on our related items, except for the Merchandise Import Program.
(2)	Our foreign subsidiaries enter into foreign exchange forward contracts at various dates. These contracts mature at varying times throughout fiscal 2007. These derivative contracts are classified as current assets and current liabilities as of February 3, 2007.
(3)	As of February 3, 2007, these derivatives qualified for hedge accounting as variable cash flow hedges under the long-haul method. We evaluate the effectiveness of the hedging relationships on an ongoing basis and recalculate changes in fair values of the derivatives and the underlying hedged items separately.

At January 28, 2006, we had $294 million notional amount of short-term outstanding forward contracts with a fair market value of $2 million and pre-tax gross deferred unrealized losses of $2 million recorded in Other comprehensive loss. At January 28, 2006, we also had interest rate caps with notional amounts of $2.1 billion and fair market values of less than $1 million; and, we had interest rate swaps with notional amounts of $989 million and market values of $8 million.

Merchandise import program

Derivatives related to our merchandise import program are not designated as hedges under SFAS 133. As a result, changes in value of these derivatives are recorded to the consolidated statement of operations. For fiscal 2006, we recorded a $9 million realized loss and a $3 million unrealized loss to the consolidated statement of operations for derivatives related to the import program.

Foreign real estate credit facilities

In February 2006, we either terminated or amended three interest rate swaps and initiated three new or amended interest rate swaps to hedge exposure related to the French, Spanish and United Kingdom real estate financing transactions entered into in January and February 2006 (see Note 9, entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT”). At the time of these transactions, management de-designated the old swaps that were previously classified as cash flow hedges for the anticipated European Property Financings. As a result of the termination of the swaps, we received $8 million. Of this payment, $1 million was recorded to interest income as a result of a forecasted transaction no longer probable of occurring, and $7 million (net of tax of $2 million) is recorded in Other comprehensive gain and will be amortized over the life of the related debt. We paid $7 million to enter into the new swaps. These new swaps manage the variable LIBOR and EURIBOR rates of the underlying debt facilities to economically fix interest rates at 4.56% for the U.K. Real Estate Credit Facility and 3.01% for the French and Spanish real estate credit facilities. As these swaps were not treated as cash flow hedges for fiscal year 2006, a $14 million net unrealized gain was recorded to the consolidated statement of operations. The gain is net of the reversal of a pre-tax $2 million unrealized loss, which was previously recorded in other comprehensive loss for the Spanish real estate credit facility.

Secured term loan facility due 2012

In July 2006, we paid $1million to enter into an interest rate swap and an interest rate cap on $600 million of debt outstanding under the Secured Term Loan Facility due 2012 (described in Note 9 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT”). The interest rate swap hedges the variable LIBOR for a fixed rate of interest of 5.435% plus the credit spread until August 2008. The interest rate cap was entered into to manage the changes in the three month LIBOR above 7.50% from August 2008 through August 2010. Both derivative contracts are designated as cash flow hedges under the long-haul method. As such, the change in fair value of these derivatives was approximately $3 million, which was recorded to other comprehensive loss as of February 3, 2007. No material ineffectiveness existed at February 3, 2007. We do not expect to reclassify any amounts from other comprehensive loss within the next 12 months, related to these derivative contracts. No material ineffectiveness existed at February 3, 2007.

$1.3 billion unsecured real estate loan

In July 2006, we entered into interest rate corridor on our $1.3 billion unsecured real estate loan. In December 2005, we entered into interest rate caps on our $1.3 billion unsecured real estate loan. The combination of these derivative contracts are designed to effectively hedge the variable cash flows associated with changes in one month LIBOR above 5.50%. We paid a total of $8 million to enter into these derivative contracts. Both derivative contracts are designated as cash flow hedges under the long-haul method. As such, during fiscal 2006, the $6 million decrease in fair value of these derivatives was recorded to other comprehensive loss, of which $1 million was reclassified as a loss. We expect to reclassify $3 million as a loss from other comprehensive loss within the next 12 months. No material ineffectiveness existed at February 3, 2007.

$800 million secured real estate loan

In July 2006, we paid $4 million to enter into interest rate corridor on our $800 million secured real estate loans. In July 2005, we entered into interest rate cap on our $800 million secured real estate loans. The combination of these derivative contracts are designed to effectively manage the variable cash flows associated with changes in one month LIBOR above 5.50%. The interest rate corridor does not qualify as a cash flow hedge. As such, the change in fair value of $3 million during fiscal 2006 was recorded as interest expense in our consolidated statement of operations. The interest rate cap is designated as a cash flow hedge and the change in fair value was recorded in Other comprehensive loss. During fiscal 2006, the change in fair value was immaterial and no material ineffectiveness existed at February 3, 2007. We expect to reclassify less than $1 million as a loss from other comprehensive loss within the next 12 months.

NOTE 12 – INCOME TAXES

Earnings (loss) before income taxes is as follows:

(In millions)	February 3, 2007	January 28. 2006	January 29, 2005
U.S.	$121	$(591)	$(10)
Foreign	22	86	203

Earnings (loss) before income taxes	$143	$(505)	$193

The provision for income taxes is as follows:

(In millions)	February 3, 2007	January 28, 2006	January 29, 2005
Current:
U.S. Federal	$(14)	$(103)	$(109)
Foreign	61	42	52
State	1	20	36

Total provision (benefit) for current taxes	48	(41)	(21)

Deferred:
U.S. Federal	70	(56)	(46)
Foreign	(79)	(14)	6
State	(4)	(10)	2

Total provision (benefit) for deferred taxes	(13)	(80)	(38)

Total provision (benefit) for income taxes	$35	$(121)	$(59)

The tax rate reconciliation is as follows:

	February 3, 2007	January 28, 2006	January 29, 2005
U.S. Federal statutory tax rate	35.0%	(35.0)%	35.0%
State taxes, net of valuation allowance	(3.5)	0.8	19.2
Foreign taxes, net of valuation allowance (1)	(33.3)	15.1	(2.3)
Non-deductible compensation	1.8	1.9	—
Extraordinary dividend	—	(7.1)	27.9
U.S. Federal valuation allowance (2)	28.8	—	—
Non-deductible fees and expenses	—	3.5	—
U.S. Federal reserves	(1.4)	(4.1)	(104.7)
Adjustment of deferred accounts	—	(0.2)	(4.8)
Other	(2.9)	1.1	(0.7)

Effective tax rate	24.5%	(24.0)%	(30.4)%

(1)

Foreign taxes, net of valuation allowance, for fiscal 2006 includes the release of an $84 million valuation allowance on foreign tax loss carry-forwards and other deferred tax assets and an increase of $26 million of foreign tax reserves.

(2)	U.S. Federal valuation allowance for fiscal 2006 includes the establishment of a $41 million valuation allowance for U.S. Federal tax credit carry-forwards.

The tax effects of temporary differences are included in deferred tax accounts as follows:

(In millions)	February 3, 2007	January 28, 2006
Deferred tax assets:
U.S. Federal tax loss carry-forwards	$26	$181
U.S. Federal tax credit and other carry-forwards	66	107
Foreign tax loss carry-forwards	303	290
State tax loss and credit carry-forwards	78	101
Straight line rent	88	95
Inventory	—	36
Insurance loss reserve	32	—
Currency translation adjustment	35	—
Restructuring charges	40	44
Other	148	103

Gross deferred tax assets before valuation allowance	816	957
Valuation allowance	(322)	(376)

Total deferred tax assets	$494	$581

Deferred tax liabilities:
Fixed assets	$(262)	$(327)
Inventory	—	(26)
Undistributed earnings of foreign subsidiaries	(13)	(98)
Unearned revenue from gift cards	(19)	(19)
Earnings of Japanese subsidiary	(52)	(51)
Other	(89)	(49)

Total deferred tax liabilities	$(435)	$(570)

Carry-forwards

Management establishes deferred tax assets for U.S. Federal, state and foreign tax loss and credit carry-forwards. During the fiscal year 2006, our deferred tax assets for these carry-forwards decreased by $206 million. In fiscal 2006, we used the deferred tax assets related to $285 million of U.S. Federal tax loss carry-forwards to offset U.S. Federal taxable income earned, $99 million of U.S. Federal tax credit carry-forwards and current tax credits to offset U.S. Federal income tax, $39 million of state tax loss carry-forwards to offset state taxable income earned and $17 million of Foreign tax loss carry-forwards to offset foreign taxable income earned.

Our $75 million of U.S. Federal net operating loss carry-forwards and $66 million of U.S. Federal tax credit carry-forwards will expire during the next 6 to 20 years. Of our $1.4 billion of state tax loss and credit carry-forwards, $292 million will expire during the next 5 years, approximately $1.1 billion will expire during the next 6 to 20 years, and $21 million may be carried forward indefinitely. Of our $858 million of foreign tax loss carry-forwards, $2 million will expire during the next 5 years, $18 million will expire during the next 6 to 20 years, and $838 million may be carried forward indefinitely.

On July 21, 2005, the Company was acquired by a group of investors. U.S. Federal, and certain state and foreign taxing jurisdictions impose limitations on the amount of tax losses, credits and other carry-forwards that can be used to offset current income and tax within any given year when there has been an ownership change. Our U.S. Federal tax loss and credit carry-forward limitation is an amount equal to the value of the Company multiplied by the long-term tax-exempt rate, as defined under Section 382 of the Internal Revenue Code.

Valuation Allowance

Management believes that some of our deferred tax assets will not be realized and has established a valuation allowance to offset these assets. During the fiscal year 2006, our net valuation allowance decreased by $54 million. The decrease includes a $84 million release of valuation allowance for foreign tax loss carry-forwards and other deferred tax assets that we now believe we will be able to use, and a $17 million decrease in valuation allowance as significant state tax loss carry-forwards were used during fiscal 2006. We partially offset these decreases by establishing a valuation allowance of $41 million to offset the deferred tax benefit of U.S. Federal tax credit carry-forwards that we now believe we will not be able to use.

Reserves

Various U.S. Federal, state and foreign taxing authorities routinely audit our income tax returns. Our U.S. Federal income tax returns for fiscal years 2000 to 2002 are currently under examination by the IRS. Our state income tax returns for fiscal years 1994 to 2004 are currently under examination by 12 state taxing authorities, and our foreign income tax returns for fiscal years 1996 to 2004 are currently under examination by five foreign taxing authorities. While it is often difficult to predict whether we will prevail, we believe that our tax reserves reflect the probable outcome of known tax contingencies. During fiscal year ended February 3, 2007 we increased tax reserves by a net $15 million of which $19 million was charged to income tax expense, bringing our total tax reserves to $134 million at year end.

Foreign Earnings

We have elected to treat four of our foreign subsidiaries as branches or disregarded entities for U.S. Federal income tax purposes. By doing so, in addition to providing local country income taxes on their earnings or benefit for their losses, we provide U.S. Federal income taxes on their earnings, or benefit for their losses.

During the fiscal year ended January 29, 2005, we took advantage of a temporary U.S. Federal income tax incentive, by repatriating $607 million of foreign earnings, and recorded a U.S. Federal income tax expense of $54 million on these foreign earnings treated as dividends based on then current law. The IRS subsequently clarified how the tax on these repatriated foreign earnings should be calculated, and we applied for and received a tax refund of $36 million. As such, we recorded a corresponding U.S. Federal income tax benefit during the fiscal year ended January 28, 2006.

During fiscal year ended January 28, 2006, management determined that we would no longer permanently reinvest any of the earnings of our foreign subsidiaries outside the United States. As such, we have recorded a net U.S. Federal income tax expense of $44 million on the $281 million of accumulated earnings of our foreign subsidiaries.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) is included in the Consolidated Statement of Stockholder’s (Deficit) Equity. Accumulated other comprehensive loss, net of tax, is reflected in the Consolidated Balance Sheets, as follows:

(In millions)	February 3, 2007	January 28, 2006
Foreign currency translation adjustments, net of tax	$(84)	$(42)
Unrealized (loss) gain on hedged transactions, net of tax	(1)	—
Minimum pension liability adjustment, net of tax	(10)	(13)

	$(95)	$(55)

NOTE 14 – LEASES

We lease a portion of the real estate used in our operations. Most leases require us to pay real estate taxes and other expenses and some leases require additional payments based on percentages of sales.

Minimum rental commitments under non-cancelable operating leases having a term of more than one year as of February 3, 2007 are as follows:

(In millions)	Gross minimum rentals	Sublease income	Net minimum rentals
2007	$465	$26	$439
2008	452	22	430
2009	433	18	415
2010	415	15	400
2011	390	12	378
2012 and subsequent	2,014	72	1,942

Total	$4,169	$165	$4,004

Total rent expense, net of sublease income of $22 million, $20 million, and $48 million, was $438 million, $299 million, and $300 million in fiscal years 2006, 2005 and 2004, respectively. Total rent expense increased by $139 million, or 46%, to $438 million in fiscal 2006 compared to $299 million in fiscal 2005 due to the consolidation of Toys – Japan. We remain directly and primarily liable for lease payments to third party landlords for locations where we have subleased all or a portion of the locations to third parties. Rental payments received from our sub-lessees offset the lease payments we make to third party landlords. To the extent that sub-lessees fail to make sublease rental payments, our total net rent expense to the third party landlords would increase by the amount of the deficiency of the sub-lessees’ payments.

For leases that contain predetermined fixed escalations of the minimum rentals, we recognize the related rental expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as deferred rent liability. Deferred rent liabilities are shown as separate line items on our Consolidated Balance Sheets and were $248 million at February 3, 2007 and $260 million at January 28, 2006. Virtually all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, many leases include early termination options, which can be exercised under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.

Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments and included in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Contingent rent expense was $9 million, $2 million and $3 million for the fiscal years 2006, 2005 and 2004, respectively. Future payments for maintenance, insurance and taxes to which we are obligated are excluded from minimum lease payments. Tenant allowances received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent expense over the lease term.

NOTE 15 – DEFINED BENEFIT PENSION PLANS

We sponsor defined benefit pension plans covering certain international employees in the United Kingdom (UK), Austria, Japan, and Germany, with such benefits accounted for on an accrual basis using actuarial assumptions. We account for these defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and provide disclosure in accordance with SFAS No. 132(R), “Employers’ Disclosures about Pensions and other Postretirement Benefits – An Amendment of FASB Statements No. 87, 88 and 106”. SFAS 132(R) requires additional disclosures for assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans. For our pension plans, we use a measurement date which match the end of our fiscal years. Beginning with the first quarter of fiscal 2006, we consolidated Toys “R” Us – Japan, Ltd. (“Toys – Japan”) into our consolidated financial statements, which is disclosed as a separate line in our schedule of obligations and funded status.

Information regarding our pension plans for the years ended February 3, 2007 and January 28, 2006 is as follows:

Obligation and funded status at end of fiscal year (in millions):

	Fiscal 2006	Fiscal 2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$63	$50
Toys-Japan consolidation	18	—
Service cost	6	3
Interest cost	4	2
Employee contributions	1	1
Benefits, expenses paid	(2)	(1)
Actuarial (gain) loss	(7)	12
Foreign currency impact	8	(4)

Benefit obligation at end of year	$91	$63

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$31	$25
Toys-Japan consolidation	16	—
Actual return on plan assets	3	5
Employer contributions	7	3
Employee contributions	1	1
Benefits, expenses paid	(2)	(1)
Foreign currency – Impact	3	(2)

Fair value of plan assets at end of year	59	31

Reconciliation of funded status to total amount recognized:
Funded status	(32)	(32)
Unrecognized actuarial loss	17	23
Other	(4)	(5)

Net liability recognized at year-end	$(19)	$(14)

Amounts recognized in consolidated balance sheet:
Accrued benefit liability	$(33)	$(30)
Prepaid pension cost	4	3
Accumulated other comprehensive income (net of tax)	10	13

Net liability recognized at year-end	$(19)	$(14)

Accumulated benefit obligation	82	57

Information for pension plans with an accumulated benefit obligations in excess of plan assets (in millions):

	Fiscal 2006	Fiscal 2005
Projected benefit obligation	$91	63
Accumulated benefit obligation	82	57
Fair value of plan assets	59	31

Components of net periodic benefit cost during each fiscal year (in millions):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Service cost	$6	$3	$3
Interest cost	4	2	2
Expected return on plan assets	(2)	(1)	(1)
Recognized actuarial loss	1	1	1

Net periodic benefit cost	$9	$5	$5

Contributions

For fiscal 2007, we expect to contribute approximately $11 million to our pension plans.

Estimated Future Payments

Pension benefit payments, including amounts to be paid from the Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows (in millions):

Pension Benefits
2007	$1
2008	1
2009	1
2010	1
2011	2
2012 and thereafter	10

Total	$16

Weighted-average assumptions used to determine benefit obligations at fiscal year end:

	Fiscal 2006	Fiscal 2005
Discount rate	4.3%	4.6%
Rate of compensation increase	4.0%	3.1%

Weighted-average assumptions used to determine net periodic benefit costs as of fiscal year end:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Discount rate	3.9%	5.2%	5.5%
Long-term rate of return on plan assets	4.7%	5.8%	6.6%
Rate of compensation increase	3.7%	3.1%	3.4%

Determination of Discount Rate

The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality bonds as of the measurement date using yields for maturities that are in line with the duration of our pension liabilities. These consist of a mixture of both government and corporate bonds. The decrease in the discount rate from prior year is primarily related to the consolidation of Japan in the current year results, which reduced the discount rate by 0.9%.

Determination of Expected Return on Assets

The expected return on assets is the rate of return expected to be achieved on pension fund assets in the long term, net of investment expenses. Approximately 94% of the plan assets are part of the UK and Japan pension plans. The UK and Japan pension plans expected return on assets assumption for fiscal 2007 has been determined by considering the actual asset classes held as of the measurement date and our expectations of future rates of return on each asset class. For the UK and Japan Pension Plans, we determine the expected rate of return by utilizing the current return available on government and corporate bonds and applying suitable risk premiums that consider historical market returns and current market expectations.

Weighted-average asset allocation by asset category

The following represents our pension plan target asset allocations for fiscal 2007, as well as the actual asset allocations as of February 3, 2007 and January 28, 2006:

	2007 Target Allocation	February 3, 2007	January 28, 2006
Equity securities	62%	62%	68%
Debt securities	31%	22%	22%
Insurance contracts	6%	6%	9%
Cash	—	4%	1%
Other	1%	6%	—

Total	100%	100%	100%

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

Refer to Note 21 entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a description of SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”.

NOTE 16 – OTHER EMPLOYEE RETIREMENT AND COMPENSATION BENEFITS

We offer a variety of other employee benefits to include retirement benefits, health and insurance benefits. In December 2006, we adopted the Toys “R” Us, Inc. Supplemental Executive Retirement Plan (“SERP”), effective as of February 1, 2006. The SERP provides supplemental retirement benefits to certain executive officers in excess of the limitations that are imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended, on contributions to our Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”). Participants are generally 100 percent vested in their SERP accounts after completing five years of employment with the Company. Prior to the Merger Transaction, we maintained a supplemental retirement plan for our executives, which was settled in July 2005. Refer to Note 2 entitled “MERGER TRANSACTION” for further details on the settlement of the former supplemental executive retirement plan. For fiscal years 2006, 2005, and 2004, respectively, we recorded expenses for the new and former SERP plans of $1 million, $3 million, and $2 million. At February 3, 2007, the SERP liability was $1 million.

Included in our Savings Plan, we have a 401(k) salary deferral feature for eligible domestic employees. The terms of the plan call for annual employer contributions as determined by the Board of Directors, subject to certain limitations. The Savings Plan may be terminated at our discretion. We also have various defined contribution and other foreign government sponsored retirement plans for foreign employees, which are managed by each respective foreign location. Expenses related to the Savings Plan and other foreign defined contribution plans were $16 million, $30 million and $27 million in 2006, 2005 and 2004, respectively. The Board of Directors did not elect to contribute to the profit sharing portion of the Savings Plan in fiscal 2006.

We also offer other supplemental compensation benefits to our executive officers. Prior to the Merger Transaction, we offered our executive officers an additional life insurance coverage benefit (“Split Dollar Plan”), which entitled their beneficiaries to receive a death benefit of five times the executive officer’s current compensation. As of March 2005, we discontinued this benefit to new employees. Pursuant to the Merger agreement, the endorsement split-dollar life insurance policies will remain in a trust for the then existing participants until July 2010. If the existing participants leave the Company prior to July 2010, they forfeit this benefit, based on the terms of their individual severance packages. As of July 2005, the Split Dollar Plan was fully funded. As of February 3, 2007 and January 28, 2006, our Split Dollar Plan assets were $6 million. As of February 3, 2007, there were approximately 40 current and severed employees that were participating in the plan.

NOTE 17 – SEGMENTS

Our reportable segments are: Toys “R” Us-U.S., which operates toy stores in 49 states and Puerto Rico and is responsible for our internet operations; Toys “R” Us-International, which operates and licenses or franchises toy stores in 33 foreign countries with wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom, and consolidates the results of Toys-Japan (refer to Note 7 entitled “INVESTMENT IN TOYS “R” US – JAPAN”); and Babies “R” Us, which operates stores in 41 states. We identify segments based on the information used by our chief operating decision maker to analyze performance and to allocate resources among each business unit of the Company.

During the third quarter of fiscal 2006, we reorganized our operations, resulting in Toysrus.com being reflected as part of our Toys “R” Us - U.S. segment. This change resulted from the reorganization to forge an increasingly seamless integration of the Toysrus.com business with the Toys “R” Us - U.S. business. This change was made feasible by the termination of our strategic alliance agreement with Amazon.com, and has reduced overlaps in our assessment of operational performance and the resulting allocation of resources. Our chief operating decision maker no longer reviews the operating results of the Toysrus.com business on a stand alone basis, but rather makes decisions regarding the allocation of resources to this business as part of his assessment of the total Toys “R” Us - U.S. operating results and business. Prior years’ information has been restated to reflect the current segment structure.

Revenues from external customers are derived primarily from merchandise sales and we do not rely on any major customers as a source of revenue. Toys “R” Us – U.S. sells toys, plush, games, bicycles, sporting goods, movies, video games, software and electronics, outdoor play equipment, books, educational and development products, clothing, infant and juvenile furniture and gear, as well as educational and entertainment computer software for children in both brick and mortar stores as well as through the Internet; Toys “R” Us – International sells similar products as described for Toys “R” Us – U.S.; Babies “R” Us sells baby-juvenile products in the United States, such as baby gear, baby accessories, consumables, apparel, furniture, bedding and room décor, and infant toys.

Management evaluates segment performance primarily based on sales and operating earnings (loss). Segment operating earnings (loss) excludes amounts such as net gains (losses) on sales of properties, restructuring and other charges, as well as other corporate related charges. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

A summary of operations by reportable segment is as follows:

	Years Ended
(In millions)	February 3, 2007	January 28, 2006	January 29, 2005
Net sales
Toys “R” Us – U.S. (1)	$5,894	$6,431	$6,496
Toys “R” Us – International (2)	4,780	2,815	2,761
Babies “R” Us	2,376	2,087	1,870
Kids “R” Us (3)	—	—	28

Total net sales	$13,050	$11,333	$11,155

Operating earnings (loss)
Toys “R” Us – U.S. (1)	$254	$(4)	$(9)
Toys “R” Us – International (2)	233	193	243
Babies “R” Us	340	226	224
Kids “R” Us (3)	—	—	(25)
Corporate and other charges	(274)	(499)	(139)
Net gains (losses) on sales of properties	110	(3)	69
Restructuring and other charges	(14)	(33)	(59)
Contract settlement fees and other	—	(22)	—

Operating earnings (loss)	649	(142)	304
Interest expense	(537)	(394)	(130)
Interest income	31	31	19

Earnings (loss) before income taxes and minority interest	$143	$(505)	$193

Depreciation and amortization
Toys “R” Us – U.S. (1)	$193	$219	$200
Toys “R” Us – International (2)	127	97	75
Babies “R” Us	45	42	38
Kids “R” Us (3)	—	—	5
Corporate	44	42	36

Total depreciation and amortization	$409	$400	$354

	February 3, 2007	January 28, 2006
		(As restated)
Merchandise inventories
Toys “R” Us – U.S. (1)	$716	$763
Toys “R” Us – International (2)	637	402
Babies “R” Us	337	323

Total merchandise inventories	$1,690	$1,488

Identifiable assets
Toys “R” Us – U.S. (1)	$3,200	$3,508
Toys “R” Us – International (2)	2,638	1,763
Babies “R” Us	1,294	1,208
Corporate and other (4)	1,163	1,384

Total identifiable assets	$8,295	$7,863

Capital expenditures
Toys “R” Us – U.S. (1)	$63	$48
Toys “R” Us – International (2)	120	20
Babies “R” Us	70	70
Corporate	32	147

Total capital expenditures	$285	$285

(1)	Prior years’ information has been restated to reflect the current year segment change and includes Toysrus.com.
(2)

As a result of the consolidation of Toys-Japan for the fiscal year ended February 3, 2007, net sales includes $1,650 million, an operating loss of $12 million, depreciation and amortization of $39 million, merchandise inventories of $168 million and capital expenditures of $22 million. For the fiscal years ended January 28, 2006 and January 29, 2005, we reclassified $3 million of our equity loss and $23 million of our equity earnings, respectively, in Toys-Japan from Corporate and other charges to Toys “R” Us International. In addition, Toys “R” Us – International had total consolidated assets relating to Toys-Japan of $858 million as of February 3, 2007, and an equity investment in Toys-Japan of $147 million as of January 28, 2006.

(3)	Reflects the effect of our decision to close all of our freestanding Kids “R” Us stores, as previously announced on November 17, 2003.

(4)	Includes cash and cash equivalents, deferred tax assets and other corporate assets.

Certain corporate and other charges are reported separately in our disclosure of segment operating earnings (loss). These expenses include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses, which are not fully allocated to our reportable segments. The significant categories of expenses include salaries, benefits and related expenses, professional fees, corporate facility depreciation and amortization and insurance. Salaries, benefits and related expenses include salaries, bonus, payroll taxes and medical and dental insurance expenses for corporate office employees. Professional fees include costs related to the internal control compliance, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Depreciation and amortization includes depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost for fire, liability and automobile premiums.

During fiscal 2005 and 2004, the majority of these expenses were allocated to each of our operating divisions. For fiscal 2006, the Company no longer allocated these expenses, as management believes that operating results excluding corporate expense allocations provides a better measure of divisional performance. A summary of the corporate expense allocation for the years ended January 28, 2006 and January 29, 2005 included in operating earnings (loss) by reportable segment is as follows (in millions):

	Years Ended
Corporate expense allocation	January 28, 2006	January 29, 2005
Toys “R” Us – U.S.	$133	$152
Toys “R” Us – International	4	5
Babies “R” Us	24	31

Total corporate expense allocation	$161	$188

Our net sales and long-lived assets by country are as follows:

	Years Ended
(In millions)	February 3, 2007	January 28, 2006	January 29, 2005
Net sales
United States	$8,270	$8,518	$8,394
Asia	1,650	—	—
Europe	1,388	1,260	1,266

United Kingdom	999	932	956
Other	743	623	539

Total net sales	$13,050	$11,333	$11,155

	February 3, 2007	January 28, 2006
		(As restated)
Long-lived assets
United States	$3,199	$3,504
Asia	595	—
Europe	484	428

United Kingdom	429	347
Other (1)	271	368

Total long-lived assets	$4,978	$4,647

(1)	Reflects information for other countries, unallocated overhead and eliminations.

NOTE 18 – LITIGATION AND LEGAL PROCEEDINGS

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

As of the end of our fiscal 2005 year, Toysrus.com operated three co-branded on-line stores under a strategic alliance agreement with Amazon.com. On May 21, 2004, we filed a lawsuit against Amazon.com and its affiliated companies in the Superior Court of New Jersey, Chancery Division, Passaic County (the “New Jersey Trial Court”) to terminate our strategic alliance agreement with Amazon.com. On June 25, 2004, Amazon.com filed a counterclaim against us and our affiliated companies alleging breach of contract relating to inventory and selection requirements. On March 31, 2006, the New Jersey Trial Court entered its order granting our request for termination of the agreement and denying Amazon.com’s request for relief on its counterclaim. On or about March 2, 2007, Amazon.com filed a Notice of Appeal of the New Jersey Trial Court’s March 31, 2006 order and certain other related orders. On or about March 16, 2007, we filed a Notice of Cross-Appeal on the issue of whether the New Jersey Trial Court erred in denying our claim for damages caused by Amazon.com’s material breach of the parties’ strategic alliance agreement.

On June 2, 2006, Amazon.com filed a lawsuit against us in the Superior Court of Washington, County of King, (the “Washington Court”) for money damages allegedly arising from services it was required to provide to us during the wind-down period pursuant to the final order entered in the New Jersey Trial Court. The Washington Court stayed proceedings before it in favor of the New Jersey Trial Court, and the New Jersey Trial Court has ruled that Amazon.com is not entitled to the fees it sought for services it was required to provide during the wind-down period. On August 14, 2006, the New Jersey Trial Court directed Amazon.com to deliver the withheld monies “forthwith” and, subsequently, Amazon.com returned the funds. The Washington Court has directed that any further litigation over these issues proceed in the New Jersey courts. We believe that Amazon.com’s maintenance of the Washington Court lawsuit is without merit.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits and taxes, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. Refer to Note 14 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of February 3, 2007.

We currently guarantee 80% of Toys-Japan’s three installment loans from a third party in Japan, totaling 5.6 billion yen ($47 million). These loans have annual interest rates of 2.6% – 2.8% and are due from 2012 to 2014 and are reported as part of the Toys “R” Us-Japan, Ltd. Bank loans of $152 million at February 3, 2007. See Note 9 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT”.

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

NOTE 20 – RELATED PARTY TRANSACTIONS

Transactions with the Sponsors – The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the Merger Transaction and effective as of July 21, 2005. The fee paid to the Sponsors under the advisory agreement was $19 million and $4 million for the years ended February 3, 2007 and January 28, 2006, respectively. The annual fee for fiscal 2007 is expected to be $17 million, increasing five percent per year during the ten-year term of the agreement.

Upon consummation of the Merger Transaction, we paid the Sponsors a fee in the aggregate amount of $81 million for services rendered and out-of-pocket expenses in connection with the debt financing transactions. Refer to Note 2 entitled “MERGER TRANSACTION” for further discussion on the Merger. As of February 3, 2007, we paid the Sponsors a fee of $1 million for our-of-pocket expenses.

From time to time the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. On December 1, 2006, Toys-Delaware entered into the Unsecured Credit Facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co. L.P., all indirect equity owners of the Company, which each participated in 15% of the loan amount. For further details, see Note 9 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT”.

In the third quarter of 2006, Toys-Delaware and MAP consummated part of the previously announced sale of its interest in 44 properties (which has since been reduced to 42 properties) to Vornado Surplus 2006 Realty LLC. For further details, see Note 3 entitled “NET GAINS (LOSSES) ON SALES OF PROPERTIES”.

NOTE 21 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement requires reporting of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first 120 days of that fiscal year and also if the entity elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS 158”). This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in the year in which the changes occur, in other comprehensive income. This recognition provision and the related disclosures are effective for the Company as of the end of the fiscal year ending after June 15, 2007. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. Refer to Note 1 to the Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details on the adoption of SAB 108.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact that EITF 06-4 will have on our consolidated financial statements; however, adoption of this Issue is not expected to have a material impact on our consolidated financial statements.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of three separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The three issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of this Issue did not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective as of the beginning of the fiscal year that begins after December 15, 2006. We are currently assessing the impact of adopting FIN 48 on our consolidated financial statements.

In June 2006, the EITF issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 relates to revenue-producing activities, such as sales, value added, and some excise taxes, between a seller and a customer. The EITF concluded that entities should present these taxes in the income statement on either a gross or a net basis based on their accounting policy. However, if gross presentation is elected, the amount of these taxes should be disclosed in interim and annual financial statements. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. Adoption of this statement will not have any impact on our consolidated financial statements.

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

NOTE 22 – PRE-MERGER STOCKHOLDERS’ EQUITY (DEFICIT)

Immediately prior to the Merger, we had authorized 650,000,000 shares of common stock, par value $.10 per share, of which 221,015,171 shares were outstanding. A portion of the proceeds from the capitalization and financing transactions related to the Merger was used to pay the holders of the common stock for their stock and to settle outstanding options, restricted stock and restricted units under the Company’s stock-based compensation plans. Following the Merger Transaction and Inversion, our previously authorized common stock was cancelled and our charter was amended to authorize 3,000 shares of common stock, par value $.01 per share, 1,000 shares of which are currently outstanding and owned by Holdings. Refer to Note 2 entitled “MERGER TRANSACTION” for further details of the effects of the Merger Transaction on our equity structure.

In conjunction with the Merger Transaction, we settled all of our outstanding equity security units and stock purchase warrants. In August 2005, we had 1.2 million of stock purchase warrants outstanding. Each warrant gave the holder thereof the right to purchase one share of Toys “R” Us common stock at an exercise price of $13 per share, until its expiration in 2010. We settled these warrants for a net amount of $17 million. Accordingly, all of our obligations under our stock purchase warrant agreements were fully satisfied and we have no further obligations remaining.

In July and August 2005, we settled approximately 8.0 million of equity security units with a stated amount of $50 per unit. Each equity security unit originally consisted of a contract to purchase a specified number of shares of common stock for $50 in August 2005 and a 6.25% note due fiscal 2007 with a principal amount of $50. The 6.25% notes due fiscal 2007 were initially pledged to secure the holder’s obligation to purchase our common stock under the related purchase contract. In May 2005, we purchased and retired $403 million principal amount of our outstanding 6.25% notes due 2007, and U.S. Treasury securities were substituted as collateral to secure the holder’s obligations to purchase our common stock under the related purchase contract.

At the time of settlement, the purchase contract formula resulted in a settlement rate of 2.3202 shares of our common stock. As a result of the Merger, equity security unit holders were entitled to receive $26.75 per share in lieu of each share of common stock that otherwise would have been issuable under the purchase contract upon settlement, or $62.06535 per unit. Approximately $372 million of our equity security units were settled via a merger early settlement, which entitled the holders to offset the $50 purchase price against the $62.06535, resulting in payment by the Company of $12.06535 per equity security unit. The equity security holders received U.S. Treasury securities with a face amount of $50 per each equity security unit that were pledged as collateral under the purchase contracts. The remaining $31 million of equity security units were settled in accordance with the original settlement terms and the holders received $62.06535 per unit, or $26.75 per share in lieu of the 2.3202 shares of common stock. The proceeds of maturing U.S. Treasury securities pledged as collateral were used to pay the $50 purchase price per unit to the Company. All of our obligations under the equity security units have been fully satisfied and we have no further obligations remaining with respect to the equity security units.

NOTE 23 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In the fourth quarter of fiscal 2006, we identified errors in the way we had previously accounted for income taxes. We did not properly record deferred tax accounts on a net basis by legal entity and taxing jurisdiction, as required by SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). The errors resulted in an overstatement of current and non-current deferred tax assets and liabilities as of January 28, 2006. As a result we have restated the accompanying consolidated financial statements.

These restatement adjustments did not impact our previously reported Consolidated Statements of Operations, Consolidated Statements of Cash Flows, or Consolidated Statements of Stockholders’ (Deficit) Equity.

The following table presents the aggregate impact of the errors related to accounting for deferred income taxes on our Consolidated Balance Sheet as of January 28, 2006:

(In millions) As of January 28, 2006	Previously reported	Adjustments	As restated
Current deferred tax assets	$150	$(56)	$94
Total current assets	2,903	(56)	2,847
Deferred tax assets	457	(447)	10
Total assets	8,366	(503)	7,863
Accrued expenses and other current liabilities	900	(56)	844
Total current liabilities	2,555	(56)	2,499
Deferred tax liabilities	531	(447)	84
Total liabilities and stockholders’ deficit	8,366	(503)	7,863

In fiscal 2006, we have included certain immaterial other non-product revenue in Net sales which have historically been presented as a reduction in SG&A. We have restated $58 million in fiscal 2005 to correctly present other non-product revenue in Net sales.

QUARTERLY RESULTS OF OPERATIONS

Our previously reported unaudited quarterly information has been restated to reflect certain adjustments identified in the fourth quarter of fiscal 2006. We have restated the first three quarters of fiscal 2006 to reflect adjustments related to errors in accounting for deferred taxes, the adoption of SAB 108 and other immaterial reclassifications. Refer to Note 1 and Note 23 to the Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS”, respectively, and the footnotes and tables below for further details.

The following tables set forth certain unaudited quarterly financial information:

	For the 13 or 14 Weeks Ended
(In millions) (unaudited)	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007 (1) (2)
2006 (3)
Net sales (3)(4)	$2,405	$2,432	$2,534	$5,679
Gross margin (4)	849	848	861	1,854
Selling, general and administrative expenses (4)	740	738	802	1,170
Depreciation and amortization	114	99	92	104
Net (gains) losses on sales of properties (5)	—	—	(109)	(1)
Restructuring (reversals) charges and other (6)	5	—	(1)	10
Operating earnings (loss)	(10)	11	77	571
Net earnings (loss) (7) (8)	$(45)	$(111)	$41	$224

	For the 13 Weeks Ended
(In millions) (unaudited)	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006 (2)
2005
Net sales (4)	$2,145	$2,114	$2,169	$4,905
Gross margin (4)	745	751	706	1,479
Selling, general and administrative expenses (4)	686	641	690	938
Transaction-related costs (9)	—	400	2	8
Depreciation and amortization	92	91	86	131
Net (gains) losses on sales of properties (10)	3	1	—	(1)
Restructuring (reversals) charges and other (6)	2	2	(1)	30
Contract settlement fees and other (9)	—	22	—	—
Operating earnings (loss)	(38)	(406)	(71)	373
Net earnings (loss) (11)	$(41)	$(359)	$(126)	$142

(1)	Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. As such, the fourth quarter of fiscal 2006 reflects 14 weeks of results.
(2)

Our Toys “R” Us – U.S. and Toys “R” Us—International businesses are highly seasonal with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 40% of the sales from our U.S. and international toy business were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter.

(3)

Beginning with the first quarter of fiscal 2006, we consolidated the operations of Toys-Japan, which previously was accounted for under the equity method of accounting. For the quarters ended April 29, 2006, July 29, 2006, October 28, 2006 and February 3, 2007, respectively, net sales include $325 million, $351 million, $342 million and $632 million related to Toys-Japan. Refer to Note 7 to the Consolidated Financial Statements entitled “INVESTMENT IN TOYS “R” US – JAPAN” for further details.

(4)

Prior quarters’ net sales and gross margins, as previously reported, have been restated to reflect a reclassification of immaterial non-product related other revenues, which were previously reported as a reduction of SG&A. For the quarters ended April 29, 2006, July 29, 2006, October 28, 2006 and February 3, 2007, respectively, we have included $16 million, $19 million, $17 million and $24 million of other revenues in net sales. For the quarters ended April 30, 2005, July 30, 2005, October 29, 2005 and January 28, 2006, respectively, we have included $13 million, $15 million, $12 million and $18 million of other revenues in net sales.

(5)

During the third quarter of fiscal 2006, we recognized net gains on sales of properties related to the sale of 38 properties in the United States and one property in the United Kingdom. Refer to Note 3 to the Consolidated Financial Statements entitled “NET (GAINS) LOSSES ON SALES OF PROPERTIES” for further details.

(6)

On January 5, 2006, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. By the end of the first quarter 2006, all 87 stores had been closed. For further details on our 2005 restructuring initiative, refer to Note 4 to the Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES”.

(7)

During the third quarter of fiscal 2006, we reversed an $80 million valuation allowance related to foreign net operating loss carry-forwards for subsidiaries that we believe that it is more likely than not that such carry-forwards will be used.

(8)

During the fourth quarter of fiscal 2006, we recorded a $41 million valuation allowance related to foreign tax credits that we believe that it is more likely than not that such credits will not be used.

(9)

During the second quarter of fiscal 2006, we incurred transaction related costs and other charges in connection with the Merger on July 21, 2005. Refer to Note 2 to the Consolidated Financial Statements entitled “MERGER TRANSACTION” for further details.

(10)

During fiscal 2006, we disclose a line item for Net (gains) losses on sales of properties. For comparability purposes, we reclassified, as previously reported, a $1 million net loss from Restructuring and other charges and a $2 million net loss from SG&A for the quarter ended April 30, 2005, a $1 million net loss from SG&A for the quarter ended July 30, 2005, and $1 million net gain from SG&A for the quarter ended January 28, 2006.

(11)

During the fourth quarter of fiscal 2005, we recorded accelerated amortization of deferred financing costs of $32 million related to the repayment of the $1.9 billion unsecured bridge facility and $27 million related to the refinancing of $1.0 billion European bridge facility.

A reconciliation of the impact of the restatement on our fiscal 2006 unaudited quarterly results is summarized below:

(In millions) As of April 29, 2006 (unaudited)	Previously reported	Adjustments	As restated (1)
Prepaid expenses, current deferred tax assets and other current assets	$301	$(60)	$241
Total current assets	3,150	(60)	3,090
Deferred tax assets	533	(503)	30
Total assets	9,095	(563)	8,532
Accrued expenses and other current liabilities	753	(60)	693
Total current liabilities	2,740	(60)	2,680
Deferred tax liabilities	529	(503)	26
Total liabilities and stockholders’ deficit	9,095	(563)	8,532

(In millions) As of July 29, 2006 (unaudited)	Previously reported	Adjustments	As restated (1)
Prepaid expenses, current deferred tax assets and other current assets	$298	$(60)	$238
Total current assets	3,316	(60)	3,256
Deferred tax assets	533	(498)	35
Total assets	9,231	(558)	8,673
Accrued expenses and other current liabilities	779	(60)	719
Total current liabilities	2,524	(60)	2,464
Deferred tax liabilities	520	(498)	22
Total liabilities and stockholders’ deficit	9,231	(558)	8,673

(In millions) As of October 28, 2006 (unaudited)	Previously reported	Adjustments	As restated (1)
Prepaid expenses, current deferred tax assets and other current assets	$315	$(59)	$256
Total current assets	3,934	(59)	3,875
Deferred tax assets	610	(478)	132
Total assets	9,909	(537)	9,372
Accrued expenses and other current liabilities	834	(59)	775
Total current liabilities	2,910	(59)	2,851
Deferred tax liabilities	507	(478)	29
Total liabilities and stockholders’ deficit	9,909	(537)	9,372

(1)	As restated amounts do not include the impact of the adoption of SAB 108. See table below for the combined impact of the restatement and the adoption of SAB 108.

The impact of the adoption of SAB 108 on our fiscal 2006 unaudited quarterly results is summarized below:

(In millions) As of and for the 13 Weeks Ended April 29, 2006 (unaudited)	Previously reported	As adjusted (1)
Deferred tax assets	$533	$18
Income taxes payable	110	134
Stockholders’ deficit	(764)	(800)
Income tax benefit	99	87
Net loss	(33)	(45)

(In millions) As of and for the 13 Weeks Ended July 29, 2006 (unaudited)	Previously reported	As adjusted (1)
Deferred tax assets	$533	$23
Income taxes payable	98	123
Stockholders’ deficit	(888)	(925)
Income tax benefit	3	2
Net loss	(110)	(111)

(In millions) As of and for the 26 Weeks Ended July 29, 2006 (unaudited)	Previously reported	As adjusted (1)
Deferred tax assets	$533	$23
Income taxes payable	98	123
Stockholders’ deficit	(888)	(925)
Income tax benefit	102	89
Net loss	(143)	(156)

(In millions) As of and for the 13 Weeks Ended October 28, 2006 (unaudited)	Previously reported	As adjusted (1)
Deferred tax assets	$610	$125
Income taxes payable	107	125
Stockholders’ deficit	(878)	(903)
Income tax benefit	82	94
Net earnings	29	41

(In millions) As of and for the 39 Weeks Ended October 28, 2006 (unaudited)	Previously reported	As adjusted (1)
Deferred tax assets	$610	$125
Income taxes payable	107	125
Stockholders’ deficit	(878)	(903)
Income tax benefit	184	183
Net loss	(114)	(115)

(1)	As adjusted amounts include the impact of the restatement and the adoption of SAB 108.

PARENT COMPANY INFORMATION

Toys “R” Us, Inc.

Schedule I – Condensed Statements of Operations

	Years Ended
(In millions)	February 3, 2007	January 28, 2006	January 29, 2005
Revenues, net	$5	$27	$88

General and administrative expenses	13	333	494
Depreciation and amortization	3	59	50
Restructuring and other charges	3	7	26
Contract settlement fees and other	—	22	—
Transaction and related costs	—	410	—
Inter-company (income) expense	(78)	49	62

Total operating (income) expenses	(59)	880	632

Other (expense) income:
Interest expense, net	(103)	(106)	(97)
Inter-company interest income, net	55	64	18
Equity in pre-tax earnings of consolidated subsidiaries	128	390	816

Earnings (loss) before income taxes	144	(505)	193
Income tax (benefit)	35	(121)	(59)

Net earnings (loss)	$109	$(384)	$252

See accompanying notes.

Toys “R” Us, Inc.

Schedule I – Condensed Balance Sheets

(In millions)	February 3, 2007	January 28, 2006
ASSETS		(As restated)
Current Assets:
Cash and cash equivalents	$96	$152
Accounts and other receivables	2	56
Current deferred taxes	6	7
Prepaid expenses and other current assets	7	11

Total current assets	111	226

Property and equipment, net	10	230
Investments in and advances to/from subsidiaries	752	1,504
Deferred tax assets	34	—
Other assets	15	14

	$922	$1,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$—	$510
Accrued expenses and other current liabilities	35	269
Income taxes payable	91	53
Current portion of long-term debt	—	254

Total current liabilities	126	1,086

Long-term debt	1,343	1,529
Deferred tax liabilities	1	29
Other non-current liabilities	127	54
Total stockholders’ deficit	(675)	(724)

	$922	$1,974

See accompanying notes.

Toys “R” Us, Inc.

Schedule I – Condensed Statements of Cash Flows

	Years Ended
(In millions)	February 3, 2007	January 28, 2006	January 29, 2005
Net cash provided by operating activities	$39	$773	$401

Cash Flows from Investing Activities:
Capital expenditures	—	(17)	(45)
Sale (purchase) of short-term investments	—	384	89
Investments from (in) subsidiaries	24	(656)	(271)
Inter-company loan repayment by subsidiaries	—	645	100
Loans to subsidiaries	(39)	(128)	(117)

Net cash provided by (used in) investing activities	$(15)	$228	$(244)

Cash Flows from Financing Activities:
Long-term debt borrowings	—	3,407	—
Borrowings from subsidiaries	250	770	432
Repayment of borrowings from subsidiaries	(76)	—	(281)
Long-term debt repayments	(254)	(408)	(507)
Repurchase of common stock	—	(5,891)	—
Repurchase of stock options and restricted stock	—	(225)	—
Repurchase of equity security units and warrants	—	(130)	—
Proceeds received from exercise of stock options	—	87	27
Proceeds received from issuance of common stock	—	20	—
Capital contributed by affiliate	—	1,279	—
Capitalized debt issuance costs	—	(167)	—

Net used in provided by financing activities	$(80)	$(1,258)	$(329)

Cash and Cash Equivalents:
Decrease during period	(56)	(257)	(172)
Beginning of period	152	409	581

End of period	$96	$152	$409

Supplemental Disclosures of Cash Flow Information:
Income taxes paid, net of refunds	$4	$17	$(17)
Interest paid	135	104	120

See accompanying notes.

Toys “R” Us, Inc.

Schedule I – Notes to Condensed Financial Statements

NOTE A – BASIS OF PRESENTATION

Toys “R” Us, Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business operations through its subsidiaries. As specified in certain of its subsidiaries’ debt agreements, there are restrictions on the Parent Company’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances (refer to Note 9 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT”). Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Toys “R” Us, Inc.’s audited consolidated financial statements included elsewhere herein.

On July 21, 2005, the Parent Company and its subsidiaries were reorganized, and the Parent Company became the direct wholly-owned subsidiary of Toys “R” Us Holdings, Inc. For a discussion of the Merger transaction, see Note 2 to the Consolidated Financial Statements entitled “MERGER TRANSACTION.” Due to the reorganization of the Company, our condensed financial statements for fiscal 2006, fiscal 2005, and fiscal 2004 are not comparable, as further explained below.

During fiscal 2005 and 2004, the Parent Company made certain payments on behalf of its domestic subsidiaries in the normal course of operations to include operating expenses, payroll and other expenses payables, as well as purchases of property, equipment, and inventory. The Parent Company also provided certain centralized management functions to its subsidiaries including accounting, human resources, legal, tax, and treasury services. The costs related to these services were allocated to the domestic subsidiaries primarily based on revenues, which reduced Parent Company’s equity in pre-tax earnings of consolidated subsidiaries. In fiscal 2006, a majority of the centralized corporate functions were transferred to its subsidiary, Toys “R” Us—Delaware, Inc. (“Toys-Delaware”), which now provides these services to the Parent Company. In connection with the transfer of these services, Toys-Delaware settled a majority of its outstanding intercompany liability with Parent Company by assuming $545 million of the Parent Company’s third-party net business liabilities. As of February 3, 2007 and January 28, 2006, Parent Company had a net intercompany receivable of $86 million and $756 million from Toys-Delaware, respectively, for these services.

During fiscal 2006, 2005 and 2004, the Parent Company had arrangements with its foreign subsidiaries for similar management functions and other services whereby it charged a management fee. The management fees from the foreign subsidiaries are based on costs plus a premium and have been recorded as net revenue on an accrual basis.

For fiscal years 2006 and 2005, the income tax expense (benefit) of $35 million and $(121) million, respectively, in the attached Schedule I—condensed statements of operations represents the Parent Company’s consolidated income tax expense (benefit). Such amounts include income tax expense of $4 million and $160 million, respectively, related to our subsidiaries, which have not been consolidated for this presentation. The Parent Company is not responsible for cash tax payments on the separate company income of such subsidiaries.

In October 2006, Parent Company was party to a commutation agreement with its captive insurance subsidiary, whereby the captive self-insurance reserves were transferred back to the Parent Company. In connection with the transaction, the advance from its subsidiary for insurance was cancelled and the Parent Company received a cash dividend of $80 million, of which $24 million was a return of investment in subsidiary, (refer to Note E to the condensed financial statements entitled “DIVIDENDS AND CAPITAL CONTRIBUTIONS”). At February 3, 2007, the Parent Company had $81 million of self-insurance reserves recorded in other non-current liabilities.

In connection with the Merger and subsequent reorganization of the Company, we borrowed $770 million and received a promissory note of $887 million (£509 million) for a dividend from our indirect wholly-owned subsidiary, Toys “R” Us (UK) Limited. On February 1, 2006, the Parent Company repaid $79 million, which included $3 million of accrued interest on the $770 million promissory note to its subsidiary. In addition, the Parent Company loaned $39 million on February 1, 2006, to its subsidiary, which was used to repay a portion of the outstanding indebtedness under the $1.0 billion European bridge facility component of the credit facilities agreement entered into by Toys “R” Us (UK) Limited on July 21, 2005. Refer to Note 9 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details. The outstanding net intercompany receivable balance was $379 million and $134 million as of February 3, 2007 and January 28, 2006, respectively. During fiscal 2006 and 2005, the Parent Company recorded $78 million and $13 million, respectively, of unrealized foreign exchange gains on the net intercompany receivable from Toys “R” Us (UK) Limited, which is classified as Intercompany (income) expense in our condensed statements of operations. For fiscal 2005, we have reclassified the $13 million of unrealized foreign exchange gain from general and administrative expense to intercompany (income) expense for comparability purposes.

We have also restated and made immaterial corrections to conform our condensed financial statements to the current presentations in our consolidated financial statements. Refer to Note F to the condensed financial statements entitled “RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS” for further details. We have restated net revenues of $8 million for fiscal 2004 for other revenues, which were previously reported as a reduction of general and administrative expense. Refer to Note 1 to the Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for details related to revisions of previously issued financial statements.

NOTE B – DEBT

A summary of the Company’s long-term debt as of February 3, 2007 and January 28, 2006 is outlined in the table below:

(In millions)	February 3, 2007	January 28, 2006
6.875% notes, due fiscal 2006	$—	$250
7.625% notes, due fiscal 2011	522	527
7.875% notes, due fiscal 2013	391	389
7.375% notes, due fiscal 2018	408	408
8.750% notes, due fiscal 2021(a)	22	199
Capital leases (b)	—	10

	1,343	1,783
Less current portion	—	254

Total	$1,343	$1,529

(a)	Represents obligations of Toys “R” Us, Inc. and our subsidiary Toys-Delaware.
(b)	Capital lease obligations incurred by Toys “R” Us, Inc. at January 28, 2006 were subsequently transferred to our subsidiary Toys-Delaware during fiscal 2006. Refer to Note E – “DIVIDENDS AND CAPITAL CONTRIBUTIONS” for further details.

The annual maturities of long-term debt at February 3, 2007 are as follows:

(In millions)	Annual maturities
2007	$—
2008	—
2009	—
2010	—
2011	522
2012 and subsequent	821

Total	$1,343

On December 1, 2006, Toys-Delaware tendered $178 million (approximately 89.2%) of the outstanding Debentures due fiscal 2021. As the Parent Company is a co-obligor of this debenture, the outstanding Debentures due fiscal 2021 are shown in the Parent Company condensed balance sheets for stand-alone reporting purposes. However, all future principal and interest payments will be funded through the operating cash flows of Toys-Delaware. For fiscal 2006, fiscal 2005, and fiscal 2004, Toys-Delaware recorded interest expense related to the outstanding Debentures due fiscal 2021 of $15 million, $18 million and $18 million, respectively, which is reflected as part of equity in pre-tax earnings of consolidated subsidiaries in the Parent Company condensed statements of operations.

On August 1, 2006, we paid down our $250 million aggregate principal amount of our 6.875% notes, which were due on that day. We funded this payment, along with $10 million of accrued interest, through advances from our subsidiary, Toys-Delaware.

As of February 3, 2007, the Parent Company has committed to guarantee to the creditors and certain other parties the payment of all obligations and liabilities of our subsidiaries under the following debt agreements: $800 million Secured Real Estate Loans and the $1.3 billion New Holdco Credit Agreement (as described in Note 9 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT”). The Parent Company has issued a guarantee of up to A$35 million to guarantee certain liabilities of its Australian subsidiary.

For a discussion of the debt obligations of the Parent Company and its subsidiaries, see Note 9 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”

NOTE C – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During fiscal 2006, we entered into two derivative contracts on our subsidiaries’ related debt. These derivative assets are included in other non-current assets in our condensed balance sheet. At January 28, 2006, we did not have any derivative instruments outstanding.

The following table presents our outstanding derivative contracts as of February 3, 2007:

(In millions) Related Items (1)	Type of Derivative	Effective Date	Maturity Date	Notional Amount (In USD)	Balances at Fair Value As of February 3, 2007
					Derivative Assets	Derivative Liabilities
$1.3 billion Unsecured Real Estate Loan	Interest Rate Corridor (2)	July 2006	December 2008	1,300	2	—
$800 million Secured Real Estate Loan	Interest Rate Corridor	July 2006	August 2008	200	—	—

Total				$1,500	$2	$—

(1)	The related debt is denominated in U.S. Dollars. Refer to Note 9 in the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for detail on our subsidiaries’ related debt.
(2)	As of February 3, 2007, this derivative instrument qualified for hedge accounting as variable cash flow hedges under the long-haul method. We evaluate the effectiveness of the hedging relationships on an ongoing basis and recalculate changes in fair values of the derivatives and the related hedged items separately.

$1.3 billion unsecured real estate loan

In July 2006, we paid $7 million to enter into an interest rate corridor to hedge the variable cash flows from the $1.3 billion unsecured real estate loan of TRU 2005 RE Holding Co. I, LLC, our indirect wholly-owned subsidiary. The interest rate corridor hedges changes in one month LIBOR above 5.50% and below 7.50%. This derivative contract, when combined with our subsidiary’s derivative instruments on the named related debt, is designed to effectively hedge the variable cash flows associated with changes in one month LIBOR above 5.50%. The derivative instrument is designated as a cash flow hedge under the long-haul method. As such, the $5 million change in fair market value was recorded to other comprehensive loss (net of tax of $2 million), as of February 3, 2007. We expect to reclassify $3 million as a loss from other comprehensive loss within the next 12 months. No material ineffectiveness existed at February 3, 2007.

$800 million secured real estate loan

In July 2006, we paid $1 million to enter into an interest rate corridor to hedge the variable cash flows from $200 million of the $800 million secured real estate loans, which was entered into by MPO Holdings, LLC, our direct wholly-owned subsidiary. The interest rate corridor economically hedges changes in one month LIBOR above 5.50% and below 7.00%. This derivative contract, when combined with our subsidiary’s derivative instruments on the named related debt, is designed to manage the variable cash flows associated with changes in one month LIBOR above 5.50%. The interest rate corridor does not qualify as a cash flow hedge. As such, the change in fair value of $1 million during fiscal 2006 was recorded as interest expense in our condensed statement of operations.

Refer to Note 11 in the Consolidated Financial Statements entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details on derivative instruments.

NOTE D – COMMITMENTS AND CONTINGENCIES

Toys “R” Us, Inc. is a party to several lawsuits. For a discussion of the litigations in which the Company is a party, see Note 18 in the Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS.”

The Company is a guarantor on certain leases entered into by its subsidiaries. For a discussion of the lease obligations of the Company and its subsidiaries, see Note 14 in the Consolidated Financial Statements entitled “LEASES.”

NOTE E – DIVIDENDS AND CAPITAL CONTRIBUTIONS

The Parent Company received cash dividends from its subsidiaries of $163 million and $57 million during the fiscal years ended February 3, 2007 and January 28, 2006, respectively. The Parent Company did not receive any cash dividends during the fiscal year ended January 29, 2005.

During fiscal 2006, the Parent Company transferred property, equipment and related liabilities as net non-cash contributions of $155 million to Toys-Delaware and $69 million to Toys “R” Us International, LLC.

NOTE F – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the restatement of the Consolidated Financial Statements (as described in Note 23 to the Consolidated Financial Statements entitled “RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS”), we have restated the Parent Company condensed financial statements to properly record deferred tax accounts on a net basis by legal entity and taxing jurisdiction, as required by SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”).

The restatement adjustments did not impact our previously reported Parent Company condensed statements of operations or condensed statements of cash flows.

The following tables present the aggregate impact of this error related to accounting for deferred income taxes on the Parent Company condensed balance sheet for the fiscal year ended January 28, 2006:

(In millions)
As of January 28, 2006	Previously reported	Adjustments	As restated

Current deferred taxes	$27	$(20)	$7
Total current assets	246	(20)	226

Deferred tax assets	17	(17)	—
Total assets	2,011	(37)	1,974

Deferred tax liabilities	66	(37)	29
Total liabilities and stockholders’ deficit	2,011	(37)	1,974

In fiscal 2006, we have included certain immaterial other non-product revenue in Net revenues which have historically been presented as a reduction in SG&A. We have restated $8 million in fiscal 2005 to correctly present other non-product revenue in Net revenues.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Toys “R” Us, Inc.:

We have audited (i) the consolidated balance sheets of Toys “R” Us, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the fifty-three week period ended February 3, 2007 and the fifty-two week period ended January 28, 2006 (which report expresses an unqualified opinion and includes explanatory paragraphs concerning the application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and the Company’s adoption of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” and an explanatory paragraph relating to the Company’s restatement as discussed in Note 23), and (ii) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, and the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 (which report expresses an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness), and have issued our reports thereon dated May 15, 2007; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the Index at Item 15(a). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. As discussed in Note F, the accompanying consolidated financial statement schedule, as it relates to fiscal 2005, has been restated.

/s/ Deloitte & Touche LLP

New York, New York

May 15, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this annual report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the fiscal year end covered by this annual report due to the tax-related material weakness in the Company’s internal control over financial reporting described below in management’s report on internal control over financial reporting.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting as of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

Based on this evaluation, management concluded that, as of February 3, 2007, the Company did not maintain effective internal control over financial reporting as there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements with respect to income taxes would not be prevented or detected, on a timely basis, by Company employees in the normal course of performing their assigned functions.

This control deficiency, which management first determined to be a component of a material weakness identified in fiscal 2005 under the Public Company Accounting Oversight Board’s Auditing Standard No. 2 in its Annual Report on Form 10-K for the fiscal year ended January 28, 2006, largely related to inadequate internal tax resources for a sufficient period of time, and insufficient time to fully integrate and improve the performance of recently licensed and installed supporting technology in the tax accounting function to complete a comprehensive and timely review of the income tax accounts and required tax footnote disclosures.

Although significant improvements and controls were implemented, the Company did not: (i) hire two senior tax accountant positions due to competitive market conditions, (ii) train its internal staff sufficiently to anticipate, identify and resolve all technical accounting for income tax issues with little or no assistance from outside tax professionals, and (iii) implement the foreign component of the automated tax software package. As such, management concluded that its planned improved controls over accounting for income taxes either had not been completely implemented or had not been operating effectively for a sufficient period of time in order to reduce the likelihood to remote that a material misstatement in its income tax accounts would occur. The Company intends to continue its remediation plan in fiscal 2007.

Because the material weakness was not fully remediated as of the end of fiscal 2006, our management believes that, as of February 3, 2007, we did not maintain effective internal control over financial reporting based on the COSO criteria.

The Company’s assessment of its internal control over financial reporting did not include an evaluation of the internal controls of Toys R Us Japan, Inc., an approximate 48% owned subsidiary which we consolidated after acquiring control of the board of directors in April 2006. Accordingly, the Company’s conclusion regarding the effectiveness of its internal controls over financial reporting does not extend to the internal controls of this business. In the aggregate, Toys R Us Japan, Inc. represented 10.3% of the total consolidated assets, 12.6% of total consolidated revenues and 1.8% of total consolidated operating income of the Company as of and for the fiscal year ended February 3, 2007.

Management’s assessment of the effectiveness of internal control over financial reporting as of February 3, 2007 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in the Annual Report on Form 10-K.

(c) Change in Internal Control over Financial Reporting

Accounting for Income Taxes Process

In its assessment of internal control over financial reporting included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, management reported that it had identified a significant deficiency in our accounting for income tax process. This significant deficiency, which was aggregated with other significant deficiencies, resulted in a material weakness (the “Fiscal 2005 Material Weakness”) in our Form 10-K for the fiscal year ended January 28, 2006. This significant deficiency was attributable to an inadequate number of internal staff members devoted to accounting for income taxes, insufficient training in accounting for income taxes, and inadequate standardized supporting technology to efficiently perform the accounting routines associated with calculating the Company’s income tax provision and accompanying balance sheet accounts. Management’s remediation plan, which was implemented in fiscal 2006, included: (i) hiring additional internal tax staff members with appropriate qualifications and training in accounting for income taxes, (ii) instituting a formal program for training of internal staff members in accounting for income taxes, and (iii) licensing, testing and implementing a standardized software package to help calculate the domestic income tax provision and balance sheet accounts.

During fiscal 2006, the Company made significant progress in its remediation efforts. In particular, the Company hired a new Senior Director—Taxes, a new Director—International Taxes, a new Director-Federal Taxes and established a Tax Accounting Group led by a new Director – Tax Accounting. The new people and addition of the Tax Accounting Group led to improvements in the tax department’s ability to identify, analyze, and tax account for transactions arising during the year, and their impact on the Company’s income tax provision, balance sheet accounts and tax disclosures. The Company also instituted a formal program of training, which included attendance at various seminars on accounting for income taxes conducted by recognized tax experts, regular meetings with other members of the Finance team and our outside auditors, and professional reading. Further, the Company licensed, tested and implemented a standardized software package to help calculate the domestic income tax provision and domestic balance sheet accounts. Notwithstanding the expanded tax team, the training, and the implementation of a domestic tax software package, the Company conducted a review of its accounting for income taxes processes and concluded that it had not made sufficient progress in the controls and procedures area to give it reasonable assurance that its accounting for income taxes was being done on a timely and accurate basis.

Other Control Weaknesses

Set forth below is a description of the other significant deficiencies that comprised the Fiscal 2005 Material Weakness:

•

The Property Accounting department did not maintain a sufficient number of technically qualified personnel during the year to ensure that the computations and calculations required to support the lease disclosures and balances in the Company’s periodic financial statements are completed timely and consistently. In addition, the Company did not employ an adequate property management system to consistently track and record the Company’s leases, which necessitated extensive manual intervention. The calculations are performed on non-integrated spreadsheets that lack the automated controls inherent in our integrated information technology production systems and thus increases the risk of human error. Management believed that the staffing and technology issues mentioned above resulted in the need for adjustments that were only identified and corrected by management in the closing process.

•

The Corporate Accounting department and Financial Reporting department did not maintain a sufficient number of personnel to support the Company’s periodic consolidation and financial reporting processes particularly in light of the increased complexity of the Company’s consolidation requirements. This resulted in a significant workload for the existing personnel who managed the consolidation and reporting processes which management did not believe was sustainable over the long-term.

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

With respect to these other components of the Fiscal 2005 Material Weakness, the Company continued remediation efforts through the fourth quarter with the hiring of additional personnel and reworked processes and procedures. Management concluded that the controls in place as of February 3, 2007 relating to these areas reduced to remote the likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis, by Company employees in the normal course of performing their assigned functions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Toys “R” Us, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Toys “R” Us, Inc., and its subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of February 3, 2007, because of the effect of the material weakness identified in management’s assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Toys “R” Us-Japan, Ltd., which was consolidated in the first quarter of the fiscal year ended February 3, 2007 and whose financial statements constitute approximately 10.3 percent of total assets, 12.6 percent of net sales, and 2.8 percent of net earnings of the consolidated financial statement amounts as of and for the year ended February 3, 2007. Accordingly, our audit did not include the internal control over financial reporting at Toys “R” Us Japan, Ltd. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

The Company did not maintain effective internal control over financial reporting in both design and operation with respect to income taxes as there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis by Company employees in the normal course of performing their assigned functions. The Company did not (i) maintain a sufficient number of staff, (ii) train its internal staff sufficiently, with respect to income taxes, to anticipate, identify and resolve accounting for income tax issues timely or (iii) implement the foreign component of their automated tax software package. Such material weakness resulted in adjustments to income tax accounts within the current and prior period financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet as of February 3, 2007 and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the fifty-three week period ended February 3, 2007, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of February 3, 2007 and the related consolidated statements of operations, stockholder’s (deficit) equity, and cash flow for the fifty-three week period ended February 3, 2007 of the Company and our report dated May 15, 2007 expressed an unqualified opinion on those financial statements and includes explanatory paragraphs regarding the application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and the Company’s adoption of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” and an explanatory paragraph relating to the Company’s restatement as discussed in Note 23 to the consolidated financial statements.

/s/ Deloitte & Touche LLP

New York, New York

May 15, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following persons are members of our Board of Directors. Each elected director shall hold office until a successor is duly elected and qualified or until his or her earlier death, resignation or removal from office by our sole stockholder.

Name	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships
Joshua Bekenstein	48	Mr. Bekenstein has been our director since September 2005. Mr. Bekenstein is a Managing Director of Bain Capital LLC. He has been with Bain Capital LLC since its founding in 1984. Mr. Bekenstein currently serves as a member of the boards of directors of Bombardier Recreational Products Inc., Waters Corporation, Dollarama Capital Corporation, Burlington Coat Factory, Michaels Stores, Inc. and Bright Horizons Family Solutions.

Michael M. Calbert	44	Mr. Calbert has been our director since July 2005. Mr. Calbert has been an executive of Kohlberg Kravis Roberts & Co. Ltd. since 2000.

Michael D. Fascitelli	50	Mr. Fascitelli has been our director since July 2005. Mr. Fascitelli has been President and a Trustee of Vornado Realty Trust since December 1996. Mr. Fascitelli has also been President and a director of Alexanders, Inc. since August 1996. Mr. Fascitelli serves as a director and a Trustee of GMH Communities Trust.

Matthew S. Levin	41	Mr. Levin has been our director since July 2005. Mr. Levin has been a Managing Director at Bain Capital LLC since 2000. Mr. Levin also currently serves as a director of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Michaels Stores, Inc., Unisource Worldwide, Inc. and Nutro Products, Inc.

Dean Nelson	48	Mr. Nelson has been our director since February 2007. Mr. Nelson has been the Chairman of the Board of PRIMEDIA Inc. since April, 2003 and became its President and Chief Executive Officer in October, 2005. He has been the Chief Executive Officer of Capstone Consulting LLC since 2000. Mr. Nelson is a member of the Board of Directors of Sealy Corporation.

John Pfeffer	38	Mr. Pfeffer has been our director since September 2005. Mr. Pfeffer has been an executive of Kohlberg Kravis Roberts & Co. Ltd. since 2000, heading the European Retail Sector Team.

Dwight M. Poler	41	Mr. Poler has been our director since September 2005. Mr. Poler joined Bain Capital LLC in 1994 and has been a Managing Director since 1999.

Name	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships
Steven Roth	65	Mr. Roth has been our director since September 2005. Mr. Roth has been Chairman of the Board and Chief Executive Officer of Vornado Realty Trust since May 1989 and Chairman of the Executive Committee of the Board of Vornado Realty Trust since April 1980. Mr. Roth is currently the Managing General Partner of Interstate Properties, an owner of shopping centers and investor in securities and partnerships. Mr. Roth has been a general partner of Interstate Properties since 1968. He has also been the Chief Executive Officer of Alexander’s, Inc. since March 1995 and Chairman of the Board of Alexander’s, Inc. since 2005 and a director since 1989.

Wendy Silverstein	46	Ms. Silverstein has been our director since September 2005. Ms. Silverstein has been Executive Vice President – Capital Markets of Vornado Realty Trust since 1998.

Gerald L. Storch	50	Mr. Storch has been our Chairman of the Board and Chief Executive Officer since February 2006. Mr. Storch was Vice Chairman of Target Corporation from 2001 to 2005 and held various other positions at Target Corporation from 1993 (then Dayton-Hudson) to 2001. Prior to joining Target, Mr. Storch was a Principal of McKinsey & Company where he served from 1982 to 1993.

The Sponsors have agreed among themselves that they will have proportional representation on our board of directors.

The directors named above also currently serve as directors of Holdings. Further, Messrs. Levin, Calbert, Fascitelli and Storch serve as directors of Toys “R” Us-Delaware, Inc.

The following persons are our Executive Officers, having been elected to their respective offices by our Board of Directors:

Name	Age	Position with the Registrant
Gerald L. Storch(1)	50	Chairman of the Board; Chief Executive Officer

F. Clay Creasey, Jr.	58	Executive Vice President - Chief Financial Officer

Ronald D. Boire	46	Executive Vice President - President – Toys “R” Us – U.S.

Deborah M. Derby	43	Executive Vice President - President – Babies “R” Us

Antonio Urcelay	55	President – Continental Europe; Managing Director, Toys “R” Us Iberia, S.A.

David Rurka	60	Managing Director of Toys “R” Us Holdings Limited

Daniel Caspersen	54	Executive Vice President - Human Resources

Richard Ruppert	52	Executive Vice President – Product Development & Global Sourcing

(1)	See “Directors” above for Mr. Storch’s biography.

The following is a brief description of the business experience of each of our Executive Officers during the past five years:

Mr. Creasey has served as our Executive Vice President and Chief Financial Officer since May 2006. From July 2005 to April 2006, Mr. Creasey served as Chief Financial Officer of Zoom Systems, an automated retailer. Prior to that, Mr. Creasey served in various roles at Mervyn’s, a subsidiary of Target Corporation, from 1992 to 2005, most recently as Senior Vice President, Finance and Chief Financial Officer from 2000 to 2005.

Mr. Boire has served as our Executive Vice President and President of Toys “R” Us –US since July 2006. From June 2003 until June 2006, Mr. Boire served as Executive Vice President – General Merchandise Manager for Best Buy. Prior to that, Mr. Boire spent 17 years at Sony Corporation where he held various executive, sales and marketing positions, including President of Sony Electronics Consumer Sales Co. and President – Sony Personal Mobile Products Co.

Ms. Derby has served as our Executive Vice President and President of Babies “R” Us since May 2006. From September 2005 until May 2006, Ms. Derby served as our Executive Vice President – Human Resources, Legal and Corporate Communications and Secretary. From May 2003 until September 2005, Ms. Derby served as our Executive Vice President – Human Resources. From November 2002 to May 2003, she served as our Senior Vice President, Associate Relations and Organizational Effectiveness. From January 2002 to November 2002, she was our Vice President, Associate Relations. From June 2000 (when she first joined the Company) to January 2002, she was our Vice President – Human Resources, Babies “R” Us division.

Mr. Urcelay has served as our President – Continental Europe (Germany, Switzerland, Austria, France, Spain and Portugal) since August 2004. From August 2003 through August 2004, Mr. Urcelay was President of Southern Europe (France, Spain and Portugal). Mr. Urcelay has been the Managing Director of Toys “R” Us Iberia, S.A. since 1996.

Mr. Rurka has served as the Managing Director of Toys “R” Us Holdings Limited, a United Kingdom subsidiary of the Company, since 1984.

Mr. Caspersen has served as our Executive Vice President – Human Resources since May 2006. From September 2004 until April 2006, Mr. Caspersen served as Vice President – Stores – Human Resources of Target Corporation (“Target”). Prior to that, from September 2001 to September 2004, Mr. Caspersen was Vice President – Headquarters – Human Resources at Target.

Mr. Ruppert has served as our Executive Vice President – Product Development & Global Sourcing since December 2006. From January 2000 until November 2006, Mr. Ruppert served as Senior Vice President, Production and Operations for Limited Brands Inc. personal care divisions (Bath & Body Works and Victoria’s Secret Beauty).

Section 16(a) Beneficial Ownership Reporting Compliance

As our equity securities are not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), none of our directors, officers or ten percent holders were subject to Section 16(a) of the Exchange Act for the past fiscal year or the filing requirements thereof.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or any person performing similar functions (the “Code of Ethics”). The Code of Ethics is available on the Corporate Governance page of our website at www.toysrusinc.com. If we ever were to amend or waive any provision of our Code of Ethics, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than by filing a Form 8-K.

Audit Committee

Our Board of Directors has a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Michael M. Calbert, Matthew S. Levin and Wendy Silverstein. Our Board of Directors has determined that each member of the Audit Committee is financially literate and that Mr. Levin is an “audit committee financial expert” within the meaning of the regulations adopted by the Securities and Exchange Commission. None of our Audit Committee members is an independent director because of their affiliations with the Sponsors.

ITEM 11. EXECUTIVE COMPENSATION

The following Executive Compensation discussion and analysis describes the material elements of compensation for our named executive officers. Our named executive officers are:

•	our Chairman and CEO, Gerald L. Storch;

•	our Executive Vice President and CFO, F. Clay Creasey, Jr.;

•	our Executive Vice President and President of Toys “R” Us, U.S., Ronald D. Boire;

•	our Executive Vice President of Human Resources, Daniel Caspersen;

•	our Executive Vice President and President of Babies “R” Us, Deborah Derby;

•	our former Executive Vice President and Vice Chairman of Toys “R” Us, Inc., Richard L. Markee;

•	our former Executive Vice President and CFO, Raymond L. Arthur;

•	our former Executive Vice President and President of Toys “R” Us, U.S., John Barbour; and

•	our former Executive Vice President of Business Development, Jon W. Kimmins.

Role of Our Board of Directors in Compensation Decisions

Our Board of Directors bears the ultimate responsibility for approving both our compensation program and the specific compensation paid to each of our named executive officers. The Executive Committee of the Board (the “Executive Committee”) assists the Board in discharging this responsibility as further described below. The Executive Committee takes action pursuant to a charter approved by the Board. The Executive Committee is comprised of three members, one designee from each of our Sponsors.

Objective of Our Compensation Program

Our overall objective is to have a compensation program that will allow us to attract and retain executive officers of a caliber and level of experience necessary to effectively manage our global business and motivate such executive officers to increase the value of our Company. We believe that, in order to achieve that objective, our program must:

•

provide each executive officer with compensation opportunities that are competitive with the compensation opportunities available to executives in comparable positions at companies with whom we compete for talent;

•	tie a significant portion of each executive officer’s compensation to our financial performance and his or her individual performance; and

•	align the interests of our executive officers with those of the Sponsors.

New Management Team in 2006

Four of our named executive officers joined the Company in 2006, which reflects the turnover in management following the merger transaction in 2005 in which all of the stock of our parent company, Toys “R” Us Holdings, Inc. (“Holdings”), was acquired by an affiliate of the Sponsors (the “Merger”). In connection with transactions similar to the Merger, it is often normal practice for a company to have high turn over in management. Consequently, the process for determining the compensation of our current executive officer team in 2006 was significantly influenced by our need to attract new talent.

Prior to hiring a new executive officer to fill a vacant position, we typically described the responsibilities of the position and the skills and level of experience required for the position to one or more national executive search firms. The search firm(s) informed us about the compensation ranges of executives in positions with similar responsibilities at comparable companies, and provided us with guidance as to how different skills and levels of experience impact those compensation ranges. In addition, the Sponsors informed us about the compensation ranges paid by their portfolio companies for executive officers with similar skills and experiences. By using the information obtained from the search firms and our Sponsors, we determined target compensation ranges for the positions we were seeking to fill, taking into account the individual candidates’ particular skills and levels of experience. In specific circumstances, when making an offer to a potential new executive officer, we also considered other factors such as the amount of unvested compensation that the executive officer had with his former employer.

By using information provided by one or more search firms, we sought to ensure that the compensation information we considered was both comprehensive and reliable. We would most likely use a similar benchmarking process in seeking to fill new executive officer positions, as we believe it has enabled us to attract superior individuals for key positions by providing for reasonable and competitive compensation.

Elements of Our Compensation Program

Our executive compensation program consists of the following integrated components:

•	base salary;

•	annual incentive awards;

•	long-term incentives;

•	perquisites;

•	other benefits; and

•	benefits upon termination or change of control.

Mix of Total Compensation

In regard to the allocation of the various pay elements within the total compensation program, no formula or specific weightings or relationships are used. Cash compensation includes the base salary and annual incentive awards which, for top executive officers, are targeted to approach or exceed base salaries to emphasize performance-based compensation, rather than salaries or other forms, which are fixed compensation. Perquisites and other types of non-cash benefits are used on a limited basis and represent only a small portion of total compensation for our executive officers. Stock compensation includes long-term incentives, which provide a long-term capital appreciation element to our executive compensation program and are partially service-based and partially performance-based. The bulk of non-current compensation is provided through our “TRU” Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”) and Supplemental Executive Retirement Plan (the “SERP”).

Base Salary

Messrs. Storch, Creasey, Boire and Caspersen were each hired by the Company during 2006 and, therefore, their base salaries were determined through the “executive search firm” process described above under “New Management Team in 2006.” Ms. Derby’s base salary was originally established pursuant to her employment agreement with us and may be increased from time to time.

Base salaries provide fixed compensation and are designed to reward core competence in the executive officer’s role relative to skills, experience and contribution to the Company. The Executive Committee reviews the base salaries of each of our executive officers annually as part of the Company’s performance review process described below, as well as upon a promotion or other change in job responsibility. Merit-based increases to the base salaries of our executive officers are based on the Executive Committee’s assessment that the executive officer performed at or above his or her established goals. Increases in base salary due to a promotion or change in job responsibilities are based on the Executive Committee’s assessment of the responsibilities and importance of the executive officer’s new position as compared to the executive officer’s prior position.

At the beginning of each fiscal year, each of our executive officers is required to establish his or her personal business goals for the year, using the following five criteria:

•	Financial—focuses on financial metrics that we believe are good indicators of whether the Company and our business divisions are achieving their annual and long-term business objectives;

•	Operational Efficiency—focuses on operational efficiencies and cost reduction, such as supply chain optimization and reducing SG&A expenses;

•

Team Work—focuses on people individually and as a team, such as the hiring, development and retention of employees, compensation initiatives, team building and conflict resolution and communication and succession planning activities;

•	Customer Satisfaction—focuses on operational execution, such as improving customer satisfaction and testing new business initiatives and new product lines; and

•	Future Development—focuses on growing our business, such as implementing new business strategies, accelerating new store rollouts and developing financial strategies.

We believe that these five criteria, when considered together, provide an appropriate method of measuring our executive officers’ personal performance.

At the beginning of each fiscal year, Mr. Storch, our Chairman and CEO, reviews and approves the goals developed by each of our executive officers, other than himself, and the Executive Committee reviews and approves Mr. Storch’s goals. At the end of each fiscal year, Mr. Storch reviews the personal performance of each executive officer against his or her personal goals. Mr. Storch also prepares a self-evaluation of his own performance. He then presents his conclusions and recommendations with respect to base salary adjustments to the Executive Committee. The Executive Committee considers these conclusions and recommendations when determining any adjustments to our executive officers’ base salaries.

In 2006, Ms. Derby received an increase in salary of $50,000 from $500,000 to $550,000 to reflect her promotion from Executive Vice President – Human Resources, Legal and Corporate Communications to Executive Vice President – President, Babies “R” Us, and the increased responsibilities in her new position. Each of our other named executive officers was newly hired in 2006 and, therefore, was not eligible for a salary increase in 2006.

Annual Incentive Awards

Annual incentive awards are an important part of the overall compensation we pay our executive officers. Unlike base salary, which is fixed, the annual incentive awards are paid only if specified performance levels are achieved during the year. We believe that annual incentive awards encourage our executive officers to focus on specific short-term business and financial goals of the Company. Our executive officers receive annual cash incentive awards under the Toys “R” Us, Inc. Management Incentive Plan (the “Management Incentive Plan”).

Under the Management Incentive Plan, each executive officer has an annual incentive target expressed as a percentage of his or her salary. For Messrs. Storch, Creasey, Boire and Caspersen, the target bonus percentages were established in their 2006 employment agreements. For 2006, our named executive officers had annual incentive award targets, expressed as a percentage of base salary, as follows: 200% for Mr. Storch, 160% for Mr. Markee, 130% for Messrs. Barbour and Boire, 110% for Mr. Arthur and Ms. Derby, and 90% for Messrs. Creasey, Caspersen and Kimmins. Each executive officers’ annual incentive target is weighted 70% on the Company’s financial performance (“Financial Component”) and 30% on the executive officer’s personal performance (“Personal Component”). We believe that weighting the executive officers’ annual incentive targets in this way aligns the interests of our executive officers with the interests of the Sponsors by motivating the executive officers to increase the shareholder value of the Company as a whole, while also rewarding each of the executive officers for their personal performance.

The Financial Component is based on a combination of the EBITDA results for the total Company and for one or more division(s) of the Company (i.e. Toys “R” Us, U.S., Babies “R” Us and International). We calculate EBITDA, for this purpose, as earnings before interest, tax, depreciation and amortization. Prior to 2006, the Company’s financial performance portion of the executive officer’s annual incentive targets was based 60% on earnings and 40% on net revenue. We believe that focusing solely on EBITDA more closely aligns the executives officers’ interests with the Sponsors’ interests, as we believe that EBITDA is a more accurate indicator of the Company’s and its divisions’ financial performance. The EBITDA goals for the Company and each division are established at the beginning of each year by the Executive Committee.

The specific combination of EBITDA measures that make up the Financial Component for a particular named executive officer relates to his or her primary job responsibilities. For example, corporate officers generally have a financial target based 50% on consolidated EBITDA and 50% on EBITDA of the Toys “R” Us, U.S., Babies “R” Us and International divisions, weighted one-third for each division. However, if the named executive officer has primary responsibility in one division, the Financial Component of his or her annual bonus is based 50% on consolidated EBITDA and 50% on EBITDA for that one division. We believe that these Financial Component weightings motivate our executive officers to work to improve the Company as a whole, with appropriate emphasis on division results as the executive’s job responsibilities merit.

At the beginning of each year, the Executive Committee sets the threshold, target and maximum payout levels for the Financial Component of the Management Incentive Plan. The Executive Committee generally sets the target level achievement under the Management Incentive Plan at the business plan EBITDA target for the Company and its divisions, as applicable, which the Executive Committee determines through our annual financial planning process whereby we assess the future operating environment and build projections of anticipated results. Achievement at this level would result in a payout at the target level (i.e., 70% times the executive officer’s annual incentive target). If EBITDA performance is less than 20% of EBITDA target, no bonus will be earned with respect to the Financial Component of the Management Incentive Plan. If EBITDA performance is greater than 100% of EBITDA target, the executive officer’s payout with respect to the Financial Component of the Management Incentive Plan (i.e., 70% of his or her annual incentive target) is capped at 300% (which means 210% of annual incentive target).

The Personal Component of the annual incentive under the Management Incentive Plan is based on each executive officer’s personal performance measured against his or her personal business goals, as assessed as part of the Company’s performance review process described under “Base Salary” above. The Executive Committee sets the threshold and maximum payout levels for the Personal Component of the Management Incentive Plan. As a threshold, no payment can be earned under the Personal Component if the Company does not achieve 85% of its EBITDA target. If the Company achieves between 85% and 100% of its EBITDA target, the Executive Committee will first determine the average payout percentage of the annual incentive target for each eligible employee at the Company (including our executive officers) and will then determine the actual payout of the Personal Component portion of each executive officer’s annual incentive target, after considering the conclusions and recommendations provided by Mr. Storch with respect to executive officers other than himself. An executive officer’s payout with respect to the Personal Component of the Management Incentive Plan (i.e., 30% of his or her annual incentive target) is capped at 200% (which means 60% of annual incentive target). The Executive Committee also considers how the payouts to the executive officers will affect the payouts for all eligible employees, as all percentage payouts to employees (including our executive officers) must equal the average payout percentage determined by the Executive Committee.

Notwithstanding the formulas described above for the Management Incentive Plan, the Executive Committee has the discretion to pay more or less than the formula amount to any executive officer.

The Grants of Plan-Based Awards table on page 124 of this Annual Report on Form 10-K shows the threshold, target and maximum Management Incentive Plan awards that each of our named executive officers was eligible to receive in 2006. The Management Incentive Plan awards actually earned by our named executive officers in fiscal 2006 are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table on page 122.

Long-Term Incentives

We believe that long-term incentives are a component of compensation that helps us to attract and retain our executive officers. These incentives also align the financial rewards paid to our executive officers with the Company’s long-term performance, thereby encouraging our executive officers to focus on long-term goals. We offer long-term incentives under our Management Equity Plan which Holdings adopted concurrently with the Merger.

Under the Management Equity Plan, executive officers are eligible to purchase (or in some instances to receive without payment) restricted shares of common stock in Holdings and to receive stock options to purchase such common stock. Awards of restricted shares and stock options under the Management Equity Plan generally are expressed in terms of “common strips”. Each common strip consists of nine shares of Class A common stock and one share of Class L common stock of Holdings. Common strips may be purchased at a price equal to the fair market value of the common strips. Where the common strips are purchased for fair market value, they are fully vested upon purchase and are “restricted” in that the Company has a right to repurchase the common strips under certain conditions. Where the common strips are granted without consideration, they generally have a vesting period designed to encourage retention of the executive officer.

Stock options granted under the Management Equity Plan have an exercise price equal to the fair market value of the underlying common strip on the grant date. Unless special vesting conditions are approved in an individual case, stock options granted under the Management Equity Plan are divided into three equal tranches, one of which vests over five years based on continued service, and two of which vest (i) over five years based on both continued service and performance vesting requirements or (ii) after eight years. The service-based stock options are designed to encourage retention, while the performance-based stock options combine retention with reward for achieving designated levels of return on investment for the Sponsors. More detail about the restricted stock and stock options held by our named executive officers (including the vesting provisions related to these grants) are set out in the tables that follow this discussion, including the Grant of Plan-Based Awards table on page 124 and the Outstanding Equity Awards at Fiscal Year End table on page 126.

Our named executive officer who was employed at the time of the Merger (Ms. Derby) was offered the opportunity at that time to invest in the Company along with the Sponsors, by either making a cash investment to purchase restricted shares of common stock under the Management Equity Plan or rolling over previously existing options into the Management Equity Plan. This investment option has been given to our named executive officers who were hired after the Merger. The equity ownership of our named executive officers is set forth in the Beneficial Ownership of Holdings table in Item 12 entitled SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS of this Annual Report on Form 10-K.

Perquisites

We provide our executive officers with perquisites that we believe are reasonable and consistent with the perquisites that would be available to them at companies with whom we compete for experienced senior management. We provide each of our executive officers with a car allowance or company-leased car, financial planning, accounting and tax preparation services, legal services and reimbursement of relocation expenses. In addition to these perquisites, pursuant to her employment agreement, Ms. Derby is entitled to tax gross-up payments if and to the extent that a change in control of the Company causes her to incur an excise tax under Section 4999 of the Internal Revenue Code. Perquisites are valued at actual amounts paid by the Company to each provider of perquisites.

For more information regarding perquisites for our executive officers, see the Summary Compensation Table on page 122 of this Annual Report on Form 10-K. For information on the incremental costs of these perquisites, see the footnotes to the Summary Compensation Table on page 122.

Other Benefits

Other benefits for our executive officers include retirement benefits and health and insurance benefits. Retirement benefits play an important role within our overall executive compensation program by facilitating retention and encouraging our employees to accumulate assets for retirement. Based upon a study performed for us by Hewitt Associates in the fall of 2005, we believe that our retirement program, including the amount of benefits, is comparable to those offered by other companies in the retail industry and, as a result, is needed to ensure that our executive compensation program remains competitive.

We maintain the Savings Plan in which our named executive officers who have at least six months of employment with the Company are eligible to participate, along with a substantial majority of our employees. The Savings Plan is a traditional 401(k) plan, under which the Company matches 100% up to the first 5% of the executive officer’s earnings up to the Internal Revenue Code limit for each respective year in which the executive officer participates in the plan.

We also maintain the SERP for officers of the Company who have at least six months of employment with the Company. Participants are generally 100% vested in their SERP accounts after completing five years of employment with the Company. The SERP provides supplemental retirement benefits that restore benefits to individuals whose retirement benefits are affected by the Internal Revenue Code limit on the maximum amount of compensation that may be taken into account under the Savings Plan. We intend the SERP to constitute an unfunded deferred compensation plan that is a “top-hat” plan under the Employee Retirement Income Security Act of 1974. We believe the SERP gives our executive officers parity in terms of retirement benefits with our other employees whose benefits are not subject to these limitations. In addition, the SERP supports the financial security component of compensation by providing a level of retirement benefits that is based on the actual level of compensation earned by our named executive officers during their employment rather than a limited level of such compensation.

We currently offer an executive health insurance plan, an executive disability plan and executive life insurance coverage benefit. These benefits, however, are in the process of being phased out and Ms. Derby is the only current named executive officer entitled to these benefits. The executive medical reimbursement plan reimburses individuals for costs that are not covered by the plan (e.g., deductibles, co-payments and out-of-network expenses) for an amount up to $10,000 per year and the executive disability plan provides additional disability coverage. These plans have been a closed population, with no new members, since the beginning of our 2004 fiscal year for the executive health insurance plan and since July 2005 for the executive disability plan. These plans will be discontinued as of July 1, 2007. The additional life insurance coverage benefit entitles executive officers to receive five times their annual salary and target annual cash incentive, net of any principal amounts paid by the Company (i.e., a “split dollar plan”). The additional life insurance coverage is also a closed population, with no new members since March 2005 and, pursuant to the Merger agreement, will remain in place until July 2010.

Benefits Upon Termination or Change of Control

Pursuant to their employment agreements, each of our executive officers is entitled to benefits upon termination or change of control. We believe these benefits play an important role in attracting and retaining high caliber executive officers and permit our executive officers to focus on their responsibilities for the Company without distractions caused by uncertainties in the context of an actual or threatened change in control. We also believe these benefits play an important role in protecting our Company’s highly competitive business by restricting our executive officers from working for a competitor during the severance period. These benefits are described in more detail beginning on page 128.

Tax and Accounting Considerations

In making decisions about executive compensation, we take into account certain tax and accounting considerations. For example, we take into account Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation and Section 280G of the Internal Revenue Code with regard to change-in-control provisions. In making decisions about executive compensation, we also consider how various elements of compensation will affect our financial reporting. For example, we consider the impact of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (“SFAS 123(R)”),” which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Equity Ownership Guidelines

Although as a privately held company we do not have formal equity ownership guidelines, we strongly encourage our executive officers to invest in the Company through the Management Equity Plan. We believe equity ownership aligns our executive officers’ interests with the Sponsors’ interests.

Equity Grant Practices

Beginning in fiscal 2007, we currently plan to only issue equity under the Management Equity Plan twice a year to eligible new hires and eligible promoted individuals. Each grant date will coincide with a re-valuation of the stock price. After the stock price has been determined and our Board has approved the grant, there will be a limited investment window, during which eligible individuals will be able to purchase common strips and/or be granted stock options. These stock valuations will not be performed without considering all public and non-public information. The amount of options granted to these individuals will be determined by a multiple of the amount of their investment in restricted stock divided by the stock price. The multiple is fixed and is based on the experience of the Sponsors in similar transactions.

Compensation Committee Report

The Executive Committee of the Board of Directors (the “Executive Committee”) of the Company, which serves as the Company’s Compensation Committee, has reviewed and discussed the Compensation Discussion and Analysis section (the “CD&A”) required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Executive Committee recommended to the Board that the CD&A be included in this Annual Report on Form 10-K.

THE EXECUTIVE COMMITTEE

Michael M. Calbert

Michael D. Fascitelli

Matthew S. Levin

COMPENSATION DISCUSSION AND ANALYSIS

The following table summarizes the compensation awarded to, earned by or paid to the named executive officers for the fiscal year ended February 3, 2007

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		Change in Pension value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Gerald L. Storch, Chairman of the Board and Chief Executive Officer	2006	$1,000,000	—		—		$2,379,215	$3,533,828		—	$273,670	(2)	$7,186,713
F. Clay Creasey, Jr., EVP – Chief Financial Officer	2006	$346,154	—		—		—	$685,225		—	$193,444	(3)	$1,224,823
Ronald D. Boire, EVP – President, Toys “R” Us, U.S.	2006	$418,269	$750,000	(4)	$618,743	(5)	$824,754	$1,987,553		—	$195,321	(6)	$4,794,640
Daniel Caspersen, EVP – Human Resources	2006	$320,192	—		—		$299,911	$685,225		—	$232,709	(7)	$1,538,037
Deborah Derby, EVP – President, Babies “R” Us	2006	$547,115	—		—		$16,214	$968,237		—	$94,138	(8)	$1,625,704
Richard L. Markee, (9) Former EVP – Vice Chairman, Toys “R” Us, Inc.	2006	$680,885	$2,000,000		—		$0	$1,200,000		—	$64,213	(10)	$3,945,098
Raymond L. Arthur, (9) Former EVP – Chief Financial Officer	2006	$261,538	—		—		—	$0	(11)	—	$4,758,557	(11)(12)	$5,020,095
John Barbour, (9) Former EVP – President, Toys “R” Us, U.S.	2006	$296,154	—		—		$0	$0	(11)	—	$6,058,835	(11)(13)	$6,354,989
Jon W. Kimmins, (9) Former EVP – Business Development	2006	$430,385	—		—		$0	$567,696		—	$1,098,203	(14)	$2,096,284

Notes:

(1)	Represents the compensation costs of options to purchase common strips for financial reporting purposes for the year under SFAS 123(R). See Note 10 entitled “STOCK-BASED COMPENSATION” for the assumptions made in determining SFAS 123(R) values. In connection with each executive officer’s purchase or grant of common strips either at the time of the Merger or at the time of his or her hire, each named executive officer received, at no further cost, option awards to purchase common strips. See the “Grants of Plan-Based Awards” table below for the vesting terms and conditions of these awards.
(2)	Includes $17,554 for a leased car, $8,981 for financial planning services, $33,231 Company contribution to the SERP, $198,904 for reimbursement of relocation expenses (including gross-ups) and $15,000 for legal fees related to the negotiation of his employment agreement.
(3)	Includes $14,540 for a leased car, $10,131 for financial planning services, $6,923 Company match in the Savings Plan, $3,712 Company contribution to the SERP and $158,138 for reimbursement of relocation expenses (including gross-ups).
(4)	Represents his sign-on bonus.
(5)	Represents the compensation costs of options to purchase common strips for financial reporting purposes for the year under SFAS 123(R). See Note 10 entitled “STOCK-BASED COMPENSATION” for the assumptions made in determining SFAS 123 (R) values. Mr. Boire was granted 41,121 common strips on July 17, 2006 (the “Grant Date”) in connection with his employment with the Company. These common strips time vest in two equal annual installments commencing on the first anniversary of the Grant Date.

(6)	Includes $5,562 for a leased car, $1,442 Company match in the Savings Plan, $5,587 Company contribution to the SERP and $182,730 for reimbursement of relocation expenses (including gross-ups).
(7)	Includes $15,369 for a car allowance, $8,011 for financial planning services, $865 Company match in the Savings Plan, $2,413 Company contribution to the SERP and $206,051 for reimbursement of relocation expenses (including gross-ups).
(8)	Includes $18,274 for a leased car, $13,887 for financial planning services, $11,000 Company match in the Savings Plan, $42,853 Company contribution to the SERP, $6,143 for premiums for executive health insurance plan and $1,981 for premiums for executive disability plan.
(9)	Messrs. Markee, Arthur, Barbour and Kimmins’s employments with the Company terminated on November 1, 2006, July 31, 2006, June 23, 2006, and January 26, 2007, respectively.
(10)	Includes $19,971 for a leased car, $20,371 for financial planning services, $11,000 Company match in the Savings Plan, $6,143 for premiums for executive health insurance plan, $1,728 for premiums for executive disability plan and $5,000 for legal fees related to his termination agreement.
(11)	The amount of the annual incentive award received by Messrs. Arthur and Barbour was based on the Company achieving the target level of this award and pro-rated based upon the length of their service during fiscal 2006. Messrs. Arthur and Barbour received $275,000 (the “Arthur Incentive Award”) and $303,334 (the “Barbour Incentive Award”) respectively, and such amounts are included in their severance payments set forth in the All Other Compensation column.
(12)	Includes $15,377 for a leased car, $10,911 for financial planning services, $11,000 Company match in the Savings Plan, $91,300 SERP contribution which was paid in cash pursuant to the terms of his termination agreement, $19,061 for premiums for term life insurance policy, $6,143 for premiums for executive health insurance plan, $1,000 for premiums for executive disability plan, $1,782,341 for tax gross-up for excise tax incurred under Section 280G of the Internal Revenue Code, $2,386,936 lump-sum severance payment (comprised of $275,000 representing the Arthur Incentive Award, $1,000,000 representing two times current annual salary, $1,100,000 representing two times target annual incentive and $11,936 representing a make-up payment for the Company match of the Savings Plan), $11,538 for unused vacation and $422,950 for the cashout of stock options to purchase equity in toysrus.com.
(13)	Includes $24,188 for a leased car, $10,902 for financial planning services, $11,000 Company match in the Savings Plan, $152,900 SERP contribution which was paid in cash pursuant to the terms of his termination agreement, $49,640 for premiums paid by Trust for split dollar life insurance, $4,635 for premiums for term life insurance policy, $6,143 for premiums for executive health insurance plan, $533 for premiums for executive disability plan, $2,236,701 for tax gross-up for excise tax incurred under Section 280G of the Internal Revenue Code, $3,535,270 lump-sum severance payment (comprised of $303,334 representing the Barbour Incentive Award, $1,400,000 representing two times current annual salary, $1,820,000 representing two times target annual incentive and $11,936 representing a make-up payment for the Company match of the Savings Plan) and $26,923 for unused vacation.
(14)	Includes $20,717 for a car allowance, $11,000 Company match in the Savings Plan, $6,143 for premiums for executive health insurance plan, $1,676 for premiums for executive disability plan, $1,028,929 accrued severance, $16,538 for unused vacation and $13,200 for the cashout of stock options to purchase equity in toysrus.com.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Approval Date	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)(3)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)(2)		Maximum (#)
Storch	5/2/06	5/2/06	$0	$2,000,000	$5,400,000
	2/7/06	2/6/06								74,766	(4)
	2/7/06	2/6/06					498,442					249,222		$26.75	$8,251,209
Creasey	5/2/06	5/2/06	$0	$405,000	$1,093,500
Boire	7/17/06	7/17/06	$0	$975,000	$2,632,500
	7/17/06	6/28/06								41,121	(5)				$1,099,987
	7/17/06	6/28/06					225,208					112,604		$26.75	$3,674,719
Caspersen	5/22/06	5/22/06	$0	$405,000	$1,093,500
	6/30/06	6/6/06								14,953	(4)
	6/30/06	6/6/06					81,894					40,947		$26.75	$1,336,264
Derby	5/2/06	5/2/06	$0	$605,000	$1,633,500
Markee	5/2/06	5/2/06	$0	$1,416,000	$3,823,200
Arthur	5/2/06	5/2/06	$0	$550,000	$1,485,000
Barbour	5/2/06	5/2/06	$0	$910,000	$2,457,000
Kimmins	5/2/06	5/2/06	$0	$387,000	$1,044,900
	6/6/06	6/6/06					20,655	(6)				10,328	(6)	$26.75	$363,187

Notes:

(1)	These awards reflect our annual incentive awards. Our Executive Committee approves the threshold, target and maximum payment amounts at the beginning of each fiscal year. In 2006, they were approved on May 2, 2006. The maximum, which refers to the maximum payout possible under the plan, for the fiscal year 2006 is 300% of the Financial Component target and 200% of the Personal Component target. For a further description of these awards, see the “Compensation Discussion and Analysis—Elements of Our Compensation Program—Annual Incentive Awards” section set forth above. The following Financial Component weightings have been set for our named executive officers:
•

For Mssrs. Storch, Creasey and Caspersen, who serve in corporate positions for the Company (i.e. they are not directly responsible for a specific division), the Financial Component of their annual incentive target is based 50% on the EBITDA results for the total Company, and 50% on the EBITDA results of the Toys “R” Us, U.S., Babies “R” Us and International divisions weighted one-third each.

•

For Mr. Boire, the President of Toys “R” Us, U.S., the Financial Component target is based 50% on the EBITDA results for the total Company and 50% on the EBITDA results for the Toys “R” Us, U.S. division.

•

For Ms. Derby, the President of Babies “R” Us, the Financial Component target is based 50% on the EBITDA results for the total Company and 50% on the EBITDA results for the Babies “R” Us division. For 2006, her incentive award will be pro-rated based on the number of days she spent as EVP – Human Resources, Legal and Corporate Communications and the number of days she spent as the President of Babies “R” Us. For the portion of the year she was EVP – Human Resources, Legal and Corporate Communications, her Financial Component was based 50% on the EBITDA results for the total Company and 50% on the EBITDA results of the Toys “R” Us, U.S., Babies “R” Us and International divisions weighted one-third each.

•

For Mr. Markee, the former Executive Vice President and Vice Chairman of Toys “R” Us, Inc., the Financial Component target was based 75% on the EBITDA results for the total Company and 25% on the EBITDA results for the Babies “R” Us division, pro-rated for the number of complete months he was employed during the fiscal year (9/12), with a maximum total incentive payout of $1.2 million, pursuant to the terms of his termination agreement.

•

For Mr. Arthur, the former Executive Vice President and CFO, the Financial Component of his annual incentive target was based 50% on the EBITDA results for the total Company, and 50% on the EBITDA results of the Toys “R” Us, U.S., Babies “R” Us and International divisions weighted one-third each. Pursuant to his termination agreement, for 2006 he received the target amount of his incentive, pro-rated for the number of complete months he was employed during the fiscal year (6/12). See footnotes 11 and 12 to the Summary Compensation Table for more details.

•

For Mr. Barbour, the former President of Toys “R” Us, U.S., the Financial Component target was based 50% on the EBITDA results for the total Company and 50% on the EBITDA results for the Toys “R” Us, U.S. division. Pursuant to his termination agreement, for 2006 he received the target amount of his incentive, pro-rated for the number of complete months he was employed during the fiscal year (4/12). See footnotes 11 and 13 to the Summary Compensation Table for more details.

•

For Mr. Kimmins, the former Executive Vice President of Business Development, the Financial Component was based 50% on the EBITDA results for the total Company, and 50% on the EBITDA results of the Toys “R” Us, U.S., Babies “R” Us and International divisions weighted one-third each.

(2)	The target number shown is the amount of options that will vest if both the time and performance criteria are met. The options time vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date. Half of the target amount (“Tranche II Options”) will performance vest upon the earlier to occur of: (i) a Change in Control (as defined in the Management Equity Plan) in which both (A) the Sponsor IRR (as defined in the Management Equity Plan) upon the consummation of the Change in Control is equal to or greater than 15%, and (B) the Sponsor Inflows (as defined in the Management Equity Plan) prior to and in connection with such Change in Control are at least two times the Sponsor Outflows (as defined in Management Equity Plan) prior to such Change in Control; or (ii) any day on which both (A) the Sponsor IRR measured as of such measurement date is equal to or greater than 15%, and (B) the Sponsor Inflows through such date are at least two times the Sponsor Outflows through such measurement date. The remaining half of the target amount (“Tranche III Options”) will performance vest upon the earlier to occur of: (i) a Change in Control in which both (A) the Sponsor IRR upon the consummation of the Change in Control is equal to or greater than 20%, and (B) the Sponsor Inflows prior to and in connection with such Change in Control are at least three times the Sponsor Outflows prior to such Change in Control; or (ii) any day on which both (A) the Sponsor IRR measured as of such measurement date is equal to or greater than 20%, and (B) the Sponsor Inflows through such date are at least three times the Sponsor Outflows through such measurement date. Notwithstanding the foregoing, all Tranche II options and Tranche III options shall vest in full on the date which is eight years after the date on which such options were first granted, so long as the executive officer remains employed by the Company.
(3)	These options (“Tranche I Options”) will time vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date.
(4)	Messrs. Storch and Caspersen purchased these common strips at a purchase price of $26.75 per common strip.
(5)	These common strips were awarded to Mr. Boire in accordance with his employment agreement with the Company. The common strips will time vest in two equal annual installments commencing on the first anniversary of the Grant Date.
(6)	Mr. Kimmins forfeited these options when he terminated his employment with the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(3)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Storch	—	249,222	498,442	$26.75	2/7/16	—		—		—	—
Creasey(4)	—	—	—	—	—	—		—		—	—
Boire	—	—	—	—	—	41,121	(5)	$1,315,872	(6)	—	—
	—	112,604	225,208	$26.75	7/17/16	—		—		—	—
Caspersen	—	40,947	81,894	$26.75	6/30/16	—		—		—	—
Derby	—	40,947	81,894	$26.75	7/21/15	—		—		—	—
Markee(7)	—	—	—	—	—	—		—		—	—
Arthur(8)	—	—	—	—	—	—		—		—	—
Barbour(9)	—	—	—	—	—	—		—		—	—
Kimmins(10)	21,925	—	—	$8.25	4/1/13	—		—		—	—
	7,946	—	—	$12.41	4/1/13	—		—		—	—
	36	—	—	$15.53	10/16/10	—		—		—	—

Notes:

(1)	In connection with the Merger, holders of vested stock options (“Pre-Merger Options”) to purchase equity in the Company were permitted to exchange these Pre-Merger Options for a like value of fully vested stock options (“Rollover Options”) to purchase common strips of Holdings under the Management Equity Plan. The stock options listed in this column reflect the rollover options held by those named executive officers that elected to receive Rollover Options rather than receive a cash distribution.
(2)	Tranche I Options time vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date. Currently, 0% are vested.
(3)	These Options, consisting of both Tranche II Options and Tranche III Options, time and performance vest. Both of these Tranches time vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date. The Tranche II Options will performance vest upon the earlier to occur of: (i) a Change in Control in which both (A) the Sponsor IRR upon the consummation of the Change in Control is equal to or greater than 15%, and (B) the Sponsor Inflows prior to and in connection with such Change in Control are at least two times the Sponsor Outflows prior to such Change in Control; or (ii) any day on which both (A) the Sponsor IRR measured as of such measurement date is equal to or greater than 15%, and (B) the Sponsor Inflows through such date are at least two times the Sponsor Outflows through such measurement date. The Tranche III Options will performance vest upon the earlier to occur of: (i) a Change in Control in which both (A) the Sponsor IRR on consummation of the Change in Control is equal to or greater than 20%, and (B) the Sponsor Inflows prior to and in connection with such Change in Control are at least three times the Sponsor Outflows prior to such Change in Control; or (ii) any day on which both (A) the Sponsor IRR measured as of such measurement date is equal to or greater than 20%, and (B) the Sponsor Inflows through such date are at least three times the Sponsor Outflows through such measurement date. The performance criterion for either Tranche has not been met yet. Notwithstanding the foregoing, all Tranche II Options and Tranche III Options shall vest on the date which is eight years after the date of which such options were first granted so long as the executive officer remains employed by the Company.

(4)	Mr. Creasey did not have any options as of the close of the fiscal year.
(5)	Common strips were granted to Mr. Boire in accordance with his employment agreement. The common strips will time vest in two equal annual installments commencing on the first anniversary of the Grant Date.
(6)	Represents market value of common strips as of March 15, 2007. As we are a privately held company, the value of common strips is only available when a valuation is performed. The common strips were not valued as of our fiscal year end, but were valued as of March 2007 at $32.00 per a common strip.
(7)	Mr. Markee was granted 81,906 Tranche I Options, 81,906 Tranche II Options and 81,906 Tranche III options at an exercise price of $26.75 with an expiration date of July 21, 2015. He forfeited these options when he terminated his employment with the Company. He received a second grant of 40,953 Tranche I Options with a special vesting provision, which vested in May 2006 (90 days after the appointment of Mr. Storch as the Chief Executive Officer) with an option exercise price of $26.75 and an expiration date of July 22, 2015. Mr. Markee did not exercise these options within 30 days of his termination of employment, and as a result they were cancelled.
(8)	Mr. Arthur was not granted stock options under the Management Equity Plan.
(9)	Mr. Barbour was granted 68,249 Tranche I Options, 68,249 Tranche II Options and 68,249 Tranche III options at an option exercise price of $26.75 with an expiration date of July 21, 2015. He forfeited these options when he terminated his employment with the Company.
(10)	Mr. Kimmins was granted 22,430 Tranche I Options, 22,430 Tranche II Options and 22,430 Tranche III options at an exercise price of $26.75 with an expiration date of July 21, 2015. He forfeited these options when he terminated his employment with the Company. He received a grant of 10,328 Tranche I Options, 10,328 Tranche II Options and 10,327 Tranche III options at an exercise price of $26.75 with an expiration date of June 6, 2016. He also forfeited these options when his employment with the Company terminated. He also had fully vested Rollover Options which were exercised in May 2007. The Company repurchased all of the shares of common stock issued to him upon such exercise.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Storch	—	—	—	—
Creasey	—	—	—	—
Boire	—	—	—	—
Caspersen	—	—	—	—
Derby	—	—	—	—
Markee	—	—	—	—
Arthur	—	—	—	—
Barbour	—	—	—	—
Kimmins	—	—	—	—

None of our named Executive Officers exercised any stock options during fiscal 2006 nor had any common strips that vested during 2006. Subsequently, Mr. Kimmins exercised all of his options in May 2007. Upon exercise, he received 29,907 common strips, which were fully redeemed by the Company in May 2007 at the fair market value of $32.00 per common strip.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)
Storch	—	$33,231	$9	—	$33,240
Creasey	—	$3,712	$1	—	$3,713
Boire	—	$5,587	$1	—	$5,588
Caspersen	—	$2,413	$1	—	$2,414
Derby	—	$42,853	$12	—	$42,865
Markee	—	—	—	—	—
Arthur(2)	—	$91,300	—	$91,300	—
Barbour(2)	—	$152,900	—	$152,900	—
Kimmins	—	—	—	—	—

(1)	We make an annual contribution to the SERP for each executive officer who is employed on the last day of the SERP plan year. The amount of the contribution is equal to 5% of that portion of the executive officer’s “total compensation” in excess of the dollar limits under Internal Revenue Code Section 401(a)(17). Generally, total compensation means W-2 compensation or such other definition as is utilized under the Savings Plan. However, total compensation does not include sign-on bonuses, retention bonuses, project completion bonuses or other types of success bonuses. The Executive Committee may at its discretion also credit additional notional contributions if the Company had an exceptional year. Each executive’s SERP account will be credited or debited with “Declared Interest,” which will be based upon hypothetical investments selected by the executive officer pursuant to procedures established by the administrative committee that administers the SERP. The contributions made by the Company vests five years after the executive officer’s first day of employment with the Company. All SERP distributions are paid in lump sums.
(2)	Prior to the Merger, the Company had in place a Supplemental Executive Retirement Plan (the “Old SERP”). Pursuant to the provisions terms of their termination agreements, Messrs. Arthur and Barbour received cash amounts equal to the amounts they would have received under the Old SERP had they been active employees of the Company on January 31, 2007. The Old SERP provided an annual contribution of 11% of an officer’s eligible earnings in excess of the IRS 401(a)(17) compensation limit.

Payments upon Termination or Change of Control

Employment Agreements. We maintain employment agreements with each of our named executive officers that provide certain benefits upon termination of employment or change of control and certain restrictive covenants.

For Messrs. Storch, Creasey, Boire and Caspersen:

Termination for Cause, Resignation Without Good Reason or Retirement. If one of the above named executives’ employment is terminated for cause or he resigns without good reason (as such terms are defined in each of their employment agreements), the executive will receive:

•	any base salary earned, but unpaid as of the date of his termination; and

•	any employee benefits that he may be entitled to under the Company’s employee benefit plans.

In addition, Mr. Storch will also receive any annual incentive award for the immediately preceding fiscal year that is earned but unpaid as of the date of his termination.

Termination Due to Death or Disability. If one of the above named executives dies, or if we terminate his employment due to disability, he (or his estate) will receive:

•	any base salary earned, but unpaid as of the date of his termination;

•	any employee benefits that he may be entitled to under the Company’s employee benefit plans;

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of his termination; and

•

a pro-rata portion of his annual incentive award for the current fiscal year earned through the date of termination, based on the Company’s actual results as opposed to his target annual incentive award.

Termination Without Cause or Resignation for Good Reason. If one of the above named executives’ employment is terminated without cause or he resigns for good reason, he will receive:

•	any base salary earned, but unpaid as of the date of his termination;

•	any employee benefits that he may be entitled to under the Company’s employee benefit plans;

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of his termination;

•	a pro-rata portion of his annual incentive award earned through the date of termination, based on the Company’s actual results as opposed to his target annual incentive award;

•

for Mr. Storch, an amount equal to the sum of (x) two times his base salary and (y) the product of (i) the actual annual incentive award he received for the fiscal year immediately preceding the year of the termination of his employment and (ii) the “Severance Period,” as expressed in years (the “Severance Period” shall initially be a twelve month period commencing on the executive’s termination of employment, which period shall be increased by three months on each anniversary of the hire date prior to such termination of employment, up to a maximum of twenty-four months);

•

for each of Mssrs. Creasey, Boire and Caspersen, an amount equal to the sum of (x) the product of the Severance Period, as expressed in years, times his base salary and (y) one times the actual annual incentive award he received for the fiscal year immediately preceding the year of the termination of his employment; and

•

continuation of medical, dental and life insurance benefits, with the executive paying a portion of such costs as if his employment had not terminated, until the earlier to occur of (i) the end of the Severance Period or (ii) the date on which the executive commences to be eligible for coverage under substantially comparable medical, dental and life insurance benefit plans from any subsequent employer.

Restrictive Covenants. During the term of their employment and during the Severance Period, each of Mssrs. Storch, Creasey, Boire and Caspersen have agreed not to:

•	engage in any business that directly or indirectly is a Competitive Business (as defined in each of their employment agreements);

•	enter the employ of, or render any services to, any person who or which engages in a Competitive Business;

•	acquire a financial interest in, or otherwise become actively involved with, any Competitive Business, directly or indirectly;

•

interfere with, or attempt to interfere with, business relationships between Holdings or any of its affiliates and customers, clients, suppliers, partners, members or investors of Holdings or its affiliates;

•	solicit to leave the employment of, or encourage any employee of Holdings or its affiliates to leave the employment of, Holdings or its affiliates;

•

hire any such employee who was employed by Holdings or its affiliates as of the date of his termination of employment with the Company or who left the employment of Holdings or its affiliates coincident with, or within one year prior to, the termination of his employment with the Company; and

•

solicit to leave the employment of, or encourage to cease to work with, as applicable, Holdings or its affiliates or any consultant, supplier or service provider under contract with Holdings or its affiliates.

In addition, during the term of his employment and anytime thereafter, each of Mssrs. Storch, Creasey, Boire and Caspersen has agreed not to use for his benefit or disclose any of the Company’s confidential information.

For Ms. Derby:

Termination for Cause or Resignation Without Good Reason. If Ms. Derby’s employment is terminated for cause or she resigns without good reason (as such terms are defined in her employment agreement), she will receive:

•	any base salary earned, but unpaid as of the date of her termination; and

•	any employee benefits that she may be entitled to under the Company’s employee benefit plans.

Termination Due to Death or Disability. If Ms. Derby dies, or if we terminate her employment due to disability, she (or her estate) will receive:

•	any base salary earned, but unpaid as of the date of her termination;

•	any employee benefits that she may be entitled to under the Company’s employee benefit plans;

•	any accrued, but unused vacation time for the year in which the date of her termination occurs, pro-rated for the number of days in such fiscal year preceding the date of her termination;

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of her termination; and

•	a pro-rata portion of her targeted (as opposed to it being based on actual results) annual incentive award through the date of termination.

Termination Due to Retirement. If Ms. Derby retires, she will receive

•	any base salary earned, but unpaid as of the date of her termination;

•	any employee benefits that she may be entitled to under the Company’s employee benefit plans;

•	any accrued, but unused vacation time for the year in which the date of her termination occurs, pro-rated for the number of days in such fiscal year preceding the date of her termination;

•	any annual incentive award for the immediately preceding fiscal year, that is earned, but unpaid as of the date of her termination; and

•

continuation of medical and dental benefits, with Ms. Derby paying a portion of such costs pursuant to Section 4980B of the Internal Revenue Code of 1986, as amended, until the earlier to occur of (i) her reaching the age of 65 or (ii) the date on which she becomes employed by a subsequent employer that offers medical benefits to her.

Termination Without Cause or Resignation for Good Reason. If Ms. Derby is terminated without cause or resigns for good reason, she will receive:

•	any base salary earned, but unpaid as of the date of her termination;

•

the targeted amount of her annual incentive award for the year in which her date of termination occurs, pro-rated for the number of completed months in such fiscal year preceding the date of her termination;

•	any accrued, but unused vacation time for the year in which the date of her termination occurs, pro-rated for the number of days in such fiscal year preceding the date of her termination;

•	any actual earned annual incentive awards for any completed fiscal year not previously paid;

•

continued eligibility to participate in the Savings Plan and the SERP for two years following the date of termination of her employment and she shall be fully vested as of the date of termination in any account balance and all other benefits under such plans;

•	two times the sum of (i) her annual base salary and (ii) her targeted annual incentive award for the year in which the date of her termination occurs;

•

continuation of medical and dental benefits, with Ms. Derby paying a portion of such costs equal to the portion paid by active employees for the first twenty-four months after the date of her termination and then she will pay a portion of such costs pursuant to Section 4980B of the Internal Revenue Code of 1986, as amended, until the earlier to occur of (i) her reaching the age of 65 and (ii) the date on which she becomes employed by a subsequent employer that offers medical benefits to her;

•	continuation of her Company leased automobile for two years; and

•	continuation of financial planning services for two years.

Termination Due to Change in Control or Resignation for Good Reason after Change in Control. If Ms. Derby is terminated due to a change in control or she resigns for good reason due to a change in control, then she will receive:

•	any base salary earned, but unpaid as of the date of her termination;

•

the targeted amount of her annual incentive award for the year in which the date of her termination occurs, pro-rated for the number of completed months in such fiscal year preceding the date of her termination;

•	any accrued, but unused vacation time for the year in which the date of her termination occurs, pro-rated for the number of days in such fiscal year preceding the date of her termination;

•	any actual earned annual incentive awards for any completed fiscal year not previously paid;

•

continued eligibility to participate in the Savings Plan and SERP for two years and she shall be fully vested as of the date of her termination in any account balance and any other benefits under such plans;

•	an amount equal to (a) two times her annual base salary and (b) two times her targeted annual incentive award for the year in which the date of her termination occurs;

•

all unvested options and equity based awards shall vest immediately on the later of the date of her termination or the date of the change in control event and all such options may be exercised until the earlier of (i) the thirty-month anniversary of the date of her termination or (ii) the original expiration date of such options; subject to the vesting provisions of the Management Equity Plan which govern the vesting of any equity awards issued under the Management Equity Plan;

•

continuation of medical and dental benefits, with Ms. Derby paying a portion of such costs equal to the portion paid by active employees for the first twenty-four months after the date of her termination and then she will pay a portion of such costs pursuant to Section 4980B of the Internal Revenue Code of 1986, as amended, until the earlier to occur of (i) her reaching the age of 65 and (ii) the date on which the she becomes employed by a subsequent employer that offers medical benefits to her;

•	continuation of her Company leased automobile for two years following the date of termination of her employment; and

•	continuation of financial planning services for two years following the date of termination of employment.

Restrictive Covenants. During the term of her employment and for a period of two years thereafter, Ms. Derby has agreed not to:

•

directly or indirectly seek or obtain a Competitive Position (as defined in her employment agreement) in the Restricted Territory (as defined in her employment agreement) with a Competitor (as defined in her employment agreement); and

•

directly or indirectly on her own behalf or as a principal or representative of any person or otherwise solicit or induce any Protected Employee (as defined in her employment agreement) to terminate his or her employment relationship with the Company or to enter into employment with any other person.

In addition, during the term of her employment and anytime thereafter, Ms. Derby has agreed not to use for her benefit or disclose any of the Company’s confidential information.

For Mr. Markee:

Pursuant to his employment agreement, Mr. Markee was entitled to receive the following upon leaving the Company:

•	any base salary earned, but unpaid as of the date of his termination; and

•	any employee benefits that he may be entitled to under the Company’s employee benefit plans.

In addition, the Company also agreed to provide Mr. Markee the following:

•	any accrued, but unused vacation time, pro-rated for the number of days in the year preceding the date of his termination;

•

75% of the his annual incentive award with the Personal Component being paid out at 100% of his annual incentive target and the Financial Component being based 75% on actual overall consolidated performance of the Company and 25% being based on the performance of the Babies “R” Us division, each subject to pro-ration based on the number of months that he served during the year (9 of 12 months);

•

continuation of medical and dental benefits, with Mr. Markee paying a portion of such costs pursuant to Section 4980B of the Internal Revenue Code of 1986 (the “COBRA rate”) during the first 18 months of such coverage (with the Company reimbursing him the difference between the COBRA rate and the rate charged to active executives of the Company during the first 12 months of such coverage) and the full amount of such coverage thereafter;

•	for one year following the date of his termination, continuation of life insurance coverage under the Toys “R” Us Inc. Split Dollar Plan; and

•	legal fees incurred by Mr. Markee in connection with the negotiation and drafting of his separation agreement not to exceed $5,000.00.

For Messrs. Arthur and Barbour:

Pursuant to their employment agreements, each of Messrs. Arthur and Barbour were entitled to receive the following upon leaving the Company:

•	any base salary earned, but unpaid as of the date of their termination;

•	the targeted amount of their annual incentive award for the year, pro-rated for the number of completed months in such year;

•	any accrued, but unused vacation time for the year, pro-rated for the number of days in such year;

•	any actual earned annual incentive awards for any completed fiscal year not previously paid;

•

continued eligibility to participate in the Savings Plan and the SERP for two years and they shall be fully vested as of the date of termination in any account balance and all other benefits under such plans;

•	two times the sum of (i) his annual base salary and (ii) their targeted annual incentive award for the year;

•

continuation of medical and dental benefits, with them paying a portion of such costs equal to the portion paid by active employees for the first twenty-four months after the date of his termination and then they will pay a portion of such costs pursuant to Section 4980B of the Internal Revenue Code of 1986, as amended, until the earlier to occur of (i) they reach the age of 65 and (ii) the date on which they become employed by a subsequent employer that offers medical benefits to them;

•	continuation of their Company leased automobile for two years following the date of termination of their employment; and

•	continuation of financial planning services for two years following the date of termination of their employment.

For Mr. Kimmins:

Pursuant to his employment agreement, Mr. Kimmins was entitled to receive the following upon leaving the Company:

•	any base salary earned, but unpaid as of the date of his termination;

•	any employee benefits that he may be entitled to under the Company’s employee benefit plans;

•	any annual incentive award that is earned, but unpaid as of the date of his termination for fiscal year 2005;

•	a pro-rata portion of his annual incentive award earned through the date of termination, based on the Company’s actual results as opposed to his target annual incentive award;

•

an amount equal to the sum of (x) the product of the Severance Period, as expressed in years, times his base salary and (y) one times the actual annual incentive award he received for the fiscal year 2005; and

•

continuation of medical, dental and life insurance benefits, with him paying a portion of such costs as if his employment had not been terminated, until the earlier to occur of (i) the end of the Severance Period or (ii) the date on which he commences to be eligible for coverage under substantially comparable medical, dental and life insurance benefit plans from any subsequent employer.

Management Equity Plan

The Management Equity Plan governs the vesting and exercise of stock options and common strips (issued under the Management Equity Plan) upon termination of employment.

Under the Management Equity Plan, if an executive officer ceases to be employed by the Company or any of its subsidiaries for any reason, then the portion of such executive officer’s stock options that have not fully vested as of such executive officer’s date of termination of employment (the “Termination Date”) shall expire at such time. In addition, upon consummation of a Change of Control (as defined in the Management Equity Plan), all Tranche II and Tranche III Stock Options shall expire if they do not vest in accordance with the vesting provisions described in Footnote 2 of the “Grant of Plan Based Awards” table set forth above.

Unless otherwise set forth in an executive officer’s award agreement (“Award Agreement”), the portion of an executive officer’s stock options that have fully vested as of such executive officer’s Termination Date shall expire (i) 30 days after such executive officer’s Termination Date if the executive officer is terminated without Cause (as defined in the Management Equity Plan) or if the executive officer resigns for any reason (including retirement), (ii) 90 days after such executive officer’s Termination Date if the executive officer is terminated due to disability, (iii) 180 days after such executive officer’s Termination Date if the executive officer is terminated due to death, and (iv) immediately upon termination if such executive officer is terminated with Cause (as defined in the Management Equity Plan).

In the event that an executive officer ceases to be employed by the Company or any of its subsidiaries for any reason, all common strips held by such executive officer (including vested options to purchase common strips) may be subject to purchase by the Company and the Sponsors, solely at their option, unless such executive officer’s Award Agreement gives the executive officer the right to force the Company to purchase his or her common strips. Please see the Summary of Termination Payments and Benefits tables below for more information.

Summary of Termination Payments and Benefits

The following tables summarizes the value of the termination payments and benefits that each of our named executive officers would receive if he or she had terminated employment on February 3, 2007 under the various circumstances describe in the tables.

GERALD L. STORCH

Type of Payment	Termination for Cause or Resignation Without Good Reason		Termination Without Cause or Resignation For Good Reason		Retirement		Death		Long-Term Disability		Termination Without Cause or Resignation for Good Reason in connection with a Change of Control
Severance	—		$5,533,828		—		—		—		$5,533,828
Fiscal 2006 Annual Bonus earned but unpaid	$3,533,828		$3,533,828		$3,533,828		$3,533,828		$3,533,828		$3,533,828
Fiscal 2006 Stock Option Grant (1)	—	(2)	—	(2)	—	(2)	—	(2)	—	(2)	$1,308,416	(3)
Fiscal 2006 Restricted Stock Grant (1)(4)	$1,999,991	(5)	$2,392,512	(6)	$2,392,512	(7)	$2,392,512	(7)	$2,392,512	(7)	$2,392,512	(6)
Vested Savings and Profit Sharing account balance	—		—		—		—		—		—
SERP balance	—		—		$33,240		$33,240		$33,240		—
Life insurance proceeds – Basic Plan	—		—		—		$1,000,000		—		—
Life insurance proceeds – Supplemental Plan	—		—		—		—		—		—
Life insurance proceeds – Split Dollar	—		—		—		—		—		—
Long-term disability	—		—		—		—		$240,000	(8)	—
Individual disability insurance	—		—		—		—		—		—
Benefit Continuation (9)	—		$6,857		—		—		—		$6,857
TOTAL	$5,533,819		$11,467,025		$5,959,580		$6,959,580		$6,199,580		$12,775,441

Notes:

(1)	Represents market value of our common strips as of March 2007. As we are a privately held company, the value of common strips is only available when a valuation is performed. The common strips were not valued as of our fiscal year end, but were valued as of March 2007 at $32.00 per common strip.
(2)	Stock options are not vested and, therefore, will be forfeited.
(3)	Tranche I stock options will accelerate and become vested upon a change of control.
(4)	Common strips are fully vested as Mr. Storch purchased such common strips at the fair market value on the date of purchase.
(5)	Pursuant to the Management Equity Plan, if the Company terminates Mr. Storch’s employment for Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Mr. Storch’s common strips at the lesser of (i) the value on the date of issuance or (ii) the fair market value. The amount shown in the table assumes the purchase of the common strips at the value on the date of issuance. If, however, Mr. Storch resigns, pursuant to the Management Equity Plan, the Company and the Sponsors may purchase, solely at their option, Mr. Storch’s common strips at fair market value.

(6)	Pursuant to the Management Equity Plan, if the Company terminates Mr. Storch’s employment without Cause (as defined in the Management Equity Plan) or Mr. Storch resigns for Good Reason (as defined in his employment agreement), the Company and the Sponsors may purchase, solely at their option, Mr. Storch’s common strips at fair market value. The amount shown in the table assumes the purchase of the common strips at fair market value.
(7)	Pursuant to the Management Equity Plan, the Company may purchase, or Mr. Storch may require the Company to purchase, Mr. Storch’s common strips at fair market value.
(8)	Represents one year of long-term disability insurance coverage. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.
(9)	Represents estimated Company costs based on fiscal 2006 projections for medical, dental and life insurance coverage.

F. CLAY CREASEY, JR.

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability		Termination Without Cause or Resignation for Good Reason in connection with a Change of Control
Severance	—	$1,135,225	—	—	—		$1,135,225
Fiscal 2006 Annual Bonus earned but unpaid	—	$685,225	—	$685,225	$685,225		$685,225
Fiscal 2006 Stock Option Grant (1)	—	—	—	—	—		—
Fiscal 2006 Restricted Stock Grant (1)	—	—	—	—	—		—
Vested Savings and Profit Sharing account balance	$23,864	$23,864	$23,864	$23,864	$23,864		$23,864
SERP balance	—	—	$3,713	$3,713	$3,713		—
Life insurance proceeds – Basic Plan	—	—	—	$855,000	—		—
Life insurance proceeds – Supplemental Plan	—	—	—	—	—		—
Life insurance proceeds – Split Dollar	—	—	—	—	—		—
Long-term disability	—	—	—	—	$240,000	(2)	—
Individual disability insurance	—	—	—	—	—		—
Benefit Continuation (3)	—	$6,726	—	—	—		$6,726
TOTAL	$23,864	$1,851,040	$27,577	$1,567,802	$952,802		$1,851,040

Notes:

(1)	Mr. Creasey did not have any options or restricted stock as of the close of the 2006 fiscal year.
(2)	Represents one year of long-term disability insurance coverage. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.
(3)	Represents estimated Company costs based on 2006 projections for medical, dental and life insurance coverage.

RONALD D. BOIRE

Type of Payment	Termination for Cause or Resignation Without Good Reason		Termination Without Cause or Resignation For Good Reason		Retirement		Death		Long-Term Disability		Termination Without Cause or Resignation for Good Reason in connection with a Change of Control
Severance	—		$2,737,553		—		—		—		$2,737,553
Fiscal 2006 Annual Bonus earned but unpaid	—		$1,987,553		—		$1,987,553		$1,987,553		$1,987,553
Fiscal 2006 Stock Option Grant (1)	—	(2)	—	(2)	—	(2)	—	(2)	—	(2)	$591,171	(3)
Fiscal 2006 Restricted Stock Grant (1)	—	(2)	—	(2)	—	(2)	—	(2)	—	(2)	$1,315,872	(4)
Vested Savings and Profit Sharing account balance	$2,885		$2,885		$2,885		$2,885		$2,885		$2,885
SERP balance	—		—		$5,588		$5,588		$5,588		—
Life insurance proceeds – Basic Plan	—		—		—		$1,000,000		—		—
Life insurance proceeds – Supplemental Plan	—		—		—		$500,000		—		—
Life insurance proceeds – Split Dollar	—		—		—		—		—		—
Long-term disability	—		—		—		—		$240,000	(5)	—
Individual disability insurance	—		—		—		—		—		—
Benefit Continuation (6)	—		$6,857		—		—		—		$6,857
TOTAL	$2,885		$4,734,848		$8,473		$3,496,026		$2,236,026		$6,641,891

Notes:

(1)	Represents market value of our common strips as of March 2007. As we are a privately held company, the value of common strips is only available when a valuation is performed. The common strips were not valued as of our fiscal year end, but were valued as of March 2007 at $32.00 per common strip.
(2)	Stock options and common strips are not vested, and therefore, will be forfeited.
(3)	Tranche I options will accelerate and become vested upon a change of control.
(4)	This Restricted Stock grant will fully vest upon a change of control.

(5)	Represents one year of long-term disability insurance coverage. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.
(6)	Represents estimated Company costs based on fiscal 2006 projections for medical, dental and life insurance coverage.

DANIEL CASPERSEN

Type of Payment	Termination for Cause or Resignation Without Good Reason		Termination Without Cause or Resignation For Good Reason		Retirement		Death		Long-Term Disability		Termination Without Cause or Resignation for Good Reason in connection with a Change of Control
Severance	—		$1,135,225		—		—		—		$1,135,225
Fiscal 2006 Annual Bonus earned but unpaid	—		$685,225		—		$685,225		$685,225		$685,225
Fiscal 2006 Stock Option Grant (1)	—	(2)	—	(2)	—	(2)	—	(2)	—	(2)	$214,972	(3)
Fiscal 2006 Restricted Stock Grant (1)(4)	$399,993	(5)	$478,496	(6)	$478,496	(7)	$478,496	(7)	$478,496	(7)	$478,496	(6)
Vested Savings and Profit Sharing account balance	$1,765		$1,765		$1,765		$1,765		$1,765		$1,765
SERP balance	—		—		$2,414		$2,414		$2,414		—
Life insurance proceeds – Basic Plan	—		—		—		$855,000		—		—
Life insurance proceeds – Supplemental Plan	—		—		—		—		—		—
Life insurance proceeds – Split Dollar	—		—		—		—		—		—
Long-term disability	—		—		—		—		$240,000	(8)	—
Individual disability insurance	—		—		—		—		—		—
Benefit Continuation (9)	—		$3,546		—		—		—		$3,546
TOTAL	$401,758		$2,304,257		$482,675		$2,022,900		$1,407,900		$2,519,229

Notes:

(1)	Represents market value of our common strips as of March 2007. As we are a privately held company, the value of common strips is only available when a valuation is performed. The common strips were not valued as of our fiscal year end, but were valued as of March 2007 at $32.00 per common strip.
(2)	Stock options are not vested, and therefore, will be forfeited.
(3)	Tranche I stock options will accelerate and become vested upon a change in control.
(4)	Common strips are fully vested as Mr. Caspersen purchased these common strips at the fair market value on the date of purchase.
(5)	Pursuant to the Management Equity Plan, if the Company terminates Mr. Caspersen’s employment for Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Mr. Caspersen’s common strips at the lesser of (i) the value on the date of issuance or (ii) the fair market value. The amount shown in the table assumes the purchase of the common strips at the value on the date of issuance. If, however, Mr. Caspersen resigns, pursuant to the Management Equity Plan, the Company and the Sponsors may purchase, solely at their option, Mr. Caspersen’s common strips at fair market value.
(6)	Pursuant to the Management Equity Plan, if the Company terminates Mr. Caspersen’s employment without Cause (as defined in the Management Equity Plan) or Mr. Caspersen resigns for Good Reason (as defined in his employment agreement), the Company and the Sponsors may purchase, solely at their option, Mr. Caspersen’s common strips at the fair market value. The amount shown in the table assumes the purchase of the common strips at fair market value.

(7)	Pursuant to the Management Equity Plan, the Company and the Sponsors may purchase, solely at their option, Mr. Caspersen’s common strips at fair market value.
(8)	Represents one year of long-term disability insurance coverage. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.
(9)	Represents estimated Company costs based on fiscal 2006 projections for medical, dental and life insurance coverage.

DEBORAH DERBY

Type of Payment	Termination for Cause or Resignation Without Good Reason		Termination Without Cause or Resignation For Good Reason		Retirement		Death		Long-Term Disability		Termination Without Cause or Resignation for Good Reason in connection with a Change of Control
Severance	—		$2,310,000		—		—		—		$2,310,000
Fiscal 2006 Annual Bonus earned but unpaid	—		$968,237		$968,237		$968,237		$968,237		$968,237
Fiscal 2005 Stock Option Grant (1)	—	(2)	—	(2)	—	(2)	—	(2)	—	(2)	$214,972	(3)
Fiscal 2005 Restricted Stock Grant (1)(4)	$399,993	(5)	$478,496	(6)	$478,496	(7)	$478,496	(7)	$478,496	(7)	$478,496	(6)
Vested Savings and Profit Sharing account balance	$185,302		$185,302		$185,302		$185,302		$185,302		$185,302
SERP balance	$42,865	(8)	$42,865		$42,865		$42,865		$42,865		$42,865
Life insurance proceeds – Basic Plan	—		—		—		$1,000,000		—		—
Life insurance proceeds – Supplemental Plan	—		—		—		—		—		—
Life insurance proceeds – Split Dollar	—		—		—		$4,732,648	(9)	—		—
Long-term disability	—		—		—		—		$240,000	(10)	—
Individual disability insurance	—		—		—		—		$120,000	(11)	—
Benefit Continuation (12)	—		$132,418		—		—		—		$132,418
Leased Automobile Continuation	—		$36,548	(13)	—		—		—		$36,548	(13)
Financial Planning Services Continuation	—		$27,774	(13)	—		—		—		$27,774	(13)
TOTAL	$628,160		$4,181,640		$1,674,900		$7,407,548		$2,034,900		$4,396,612

Notes:

(1)	Represents market value of our common strips as of March 2007. As we are a privately held company, the value of common strips is only available when a valuation is performed. The common strips were not valued as of our fiscal year end, but were valued as of March 2007 at $32.00 per a common strip.
(2)	Stock options are not vested and therefore, will be forfeited.
(3)	Tranche I stock options will accelerate and become vested upon a change of control.

(4)	Common strips are fully vested as Ms. Derby purchased the common strips at the fair market value on the date of purchase.
(5)	Pursuant to the Management Equity Plan, if the Company terminates Ms. Derby’s employment for Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Ms. Derby’s common strips at the lesser of (i) the value on the date of issuance or (ii) the fair market value. The amount shown in the table assumes the purchase of the common strips at the value on the date of issuance. If, however, Ms. Derby resigns, pursuant to the Management Equity Plan, the Company and the Sponsors may purchase, solely at their option, Ms. Derby’s common strips at fair market value.
(6)	Pursuant to the Management Equity Plan, if the Company terminates Ms. Derby’s employment without Cause (as defined in the Management Equity Plan) or Ms. Derby resigns for Good Reason (as defined in her employment agreement), the Company and the Sponsors may purchase solely at their option, Ms. Derby’s common strips at fair market value. The amount shown in the table assumes the purchase of common strips at fair market value.
(7)	Pursuant to the Management Equity Plan, the Company may purchase, or Ms. Derby may require the Company to purchase, Ms. Derby’s common strips at fair value.
(8)	This amount may be forfeited in the event the Company terminates Ms. Derby’s employment for cause.
(9)	An application to increase her split dollar Life insurance to five times her current pay (salary plus target incentive) is pending.
(10)	Represents one year of long-term disability insurance coverage. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.
(11)	Represents one year of individual disability insurance coverage. The individual disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.
(12)	Represent estimated Company costs based on 2006 projections for medical, dental and life insurance coverage, and for two years of Company match in the Savings Plan and two years of contributions to the SERP.
(13)	Represents two years of continuation of these perquisites, based on the 2006 amounts.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joshua Bekenstein	—	—	—	—	—	—	—
Michael M. Calbert	—	—	—	—	—	—	—
Michael D. Fascitelli	—	—	—	—	—	—	—
David M. Kerko(1)	—	—	—	—	—	—	—
Matthew S. Levin	—	—	—	—	—	—	—
Dean Nelson(2)	—	—	—	—	—	—	—
John Pfeffer	—	—	—	—	—	—	—
Dwight M. Poler	—	—	—	—	—	—	—

Steven Roth	—	—	—	—	—	—	—
Wendy Silverstein	—	—	—	—	—	—	—
Gerald L. Storch	—	—	—	—	—	—	—

We do not pay our directors a fee for serving on our Board of Directors.

Notes:

(1)	Mr. Kerko resigned from our Board of Directors effective as of February 3, 2007.
(2)	Mr. Nelson was elected to our Board of Directors effective as of February 4, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

As a result of the Merger, all of our outstanding stock is beneficially owned by Holdings. Accordingly, we do not have any equity compensation plans under which our equity securities are authorized for issuance. The following table presents information regarding beneficial ownership of the common stock of Holdings, as of March 31, 2007, by the Named Executive Officers, each of our directors, all of our directors and executive officers as a group and each person who is known by us to beneficially own more than 5% of the common stock of Holdings. Each share or option to purchase shares (as listed below) is comprised of “common strips” of common stock of Holdings. Each strip consists of nine shares of Class A common stock and one share of Class L common stock of Holdings. None of our directors, except Gerald Storch, our Chairman of the Board and Chief Executive Officer, beneficially owns any shares (refer to the footnotes below).

Name of Beneficial Owner	Shares Beneficially Owned*	Options Exercisable Within 60 Days	Total Beneficially Ownership	Percent of Outstanding Shares(1)
Affiliates of Bain Capital Partners, LLC(2)	16,012,464	0	16,012,464	32.41%
Toybox Holdings, LLC(3).	16,012,464	0	16,012,464	32.41%
Vornado Truck LLC(4)	16,012,464	0	16,012,464	32.41%
Raymond L. Arthur	0	0	0	—
John Barbour	0	0	0	—
Joshua Bekenstein	0	0	0	—
Ronald Boire(5)	41,121	0	41,121	—
Michael M. Calbert	0	0	0	—
Daniel Caspersen	14,953	0	14,953	—
F. Clay Creasey, Jr.	0	0	0	—
Deborah M. Derby	14,953	0	14,953	—
Michael D. Fascitelli	0	0	0	—
Jon Kimmins	0	29,907	29,907	—
Matthew S. Levin	0	0	0	—
Richard L. Markee	0	0	0	—
Dean Nelson	0	0	0	—
John Pfeffer	0	0	0	—
Dwight M. Poler	0	0	0	—
Steven Roth	0	0	0	—
Wendy Silverstein	0	0	0	—
Gerald L. Storch	74,766	0	74,766	—

Directors and executive officers as a group (17 persons)	145,793	104,673	250,466	—

*	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock with respect to which such person has (or has the right to acquire within 60 days, i.e., by May 30, 2007 in this case) sole or shared voting power or investment power.
(1)

Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of outstanding equity securities of Holdings on March 31, 2007, as adjusted as required by applicable rules.

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

(3)

Shares owned of record by Toybox Holdings, LLC are also beneficially owned by its majority member, KKR Millennium Fund, Limited Partnership. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund, Limited Partnership. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc S. Lipschultz, Reinhard Gorenflos, Jacques Garaialde, Michael M. Calbert and Scott C. Nuttall, as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership. Mr. Calbert is one of our directors. KKR is also an affiliate of Toybox Holdings, LLC. Mr. Pfeffer is a Member of KKR and one of our directors. They also disclaim beneficial ownership of any of our shares beneficially owned by KKR Millennium GP LLC. For a description of material relationships between KKR and us over the last three years, see “Certain Relationships and Related Transactions.” The address of KKR Millennium GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co., L.P., 2800 Sand Hill Road, Menlo Park, CA 94025.

(4)	An affiliate of Vornado Realty Trust, having an address of 888 Seventh Avenue, New York, NY 10019.
(5)

Mr. Boire’s shares were awarded to him on July 17, 2006 pursuant to the terms of his employment agreement. The shares will vest over time, with 50% of the shares vesting on the first anniversary of the grant date and 50% of the shares vesting on the second anniversary of the grant date. Mr. Boire has the right to vote the shares but he cannot dispose of them until they have vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Officer Loan

John Barbour, our former Executive Vice President-President-Toys “R” Us, U.S., had an outstanding loan from Toysrus.com, Inc. This loan to him was originally incurred in 2000, when he was the chief executive officer of Toysrus.com, Inc., in connection with his exercise of options to purchase shares of common stock of Toysrus.com, Inc. in that year. The annual interest rate was 7.0%. This loan was a non-recourse obligation and was secured solely by a pledge of the shares of Toysrus.com, Inc. common stock owned by Mr. Barbour. This loan was repaid in full on February 16, 2006.

Consistent with applicable law, we and our subsidiaries no longer make loans to our directors and executive officers.

Advisory Agreement

The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the Merger. Under the terms of the advisory agreement and effective as of July 21, 2005, we are obligated to pay the Sponsors an Advisory Fee (as defined in the advisory agreement) annually. We paid the Sponsors an aggregate advisory fee of $4 million for 2005, and $19 million for fiscal year 2006. The expected aggregate annual fee for year 2007 will be $17 million. Thereafter, the $17 million annual fee will increase five percent per year during the ten-year term of the agreement. In addition, upon consummation of the Merger, we paid the Sponsors a fee in the aggregate amount of $81 million for services rendered and out-of-pocket expenses in connection with the debt financing transactions described in Item 8, Note 9 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”

In the event that the advisory agreement is terminated by the Sponsors or us, the Sponsors will receive all unpaid Advisory Fees, all unpaid Subsequent Transaction Fees (as defined below) and expenses due under the advisory agreement with respect to periods prior to the termination date plus the net present value of the Advisory Fees that would have been payable for the remainder of the term of the advisory agreement. The initial term of the advisory agreement is ten years, and it extends annually for one year unless we or the Sponsors provide notice of termination to the other. The advisory agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the aggregate transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions. The advisory agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

Other Relationships and Transactions

On August 29, 2005, an affiliate of Vornado Realty Trust acquired by assignment an aggregate of $150 million of the lenders’ rights and obligations under the Bridge Loan Agreement described above in Item 8, Note 9 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.” On July 19, 2006, the outstanding balance of the Bridge Loan Agreement was paid with borrowings under the Secured Credit Facilities.

In the third quarter of 2006, Toys-Delaware consummated part of the previously announced sale of its interest in 44 properties to an affiliate of Vornado Realty Trust. See Note 3 to the Consolidated Financial Statements entitled “NET (GAINS) LOSSES ON SALES OF PROPERTIES”.

From time to time the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. On December 1, 2006, Toys-Delaware entered into the Unsecured Credit Facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co. L.P., indirect equity owners of the Company, which each participated in 15% of the loan amount. See Note 9 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.

Management Equity Plan

Our officers and employees participate in Holdings’ 2005 Management Equity Plan (the “Management Equity Plan”). The Management Equity Plan provides for the granting of non-qualified stock options (including “rollover options” (as defined in the Management Equity Plan)) to purchase shares of Class A and Class L common stock of Holdings, as well as restricted stock to officers, directors, employees, consultants and advisors of Holdings and its subsidiaries, including the Company. All awards are in the form of one or more common strips. Each common strip consists of nine shares of Class A common stock and one share of Class L common stock of Holdings.

Under the Management Equity Plan, options (other than rollover options) vest in three tranches and are either “time options” that vest and become exercisable over a five year period or “performance options” that vest and become exercisable based on the achievement of certain performance targets set forth in the Management Equity Plan. However, all “time options” become fully vested upon a “Change in Control” (as defined in the Management Equity Plan) and all “performance options” become fully vested on the eighth anniversary of the date of grant even if the performance targets have not been achieved, provided the option holder is still employed by the Company through such date. All options expire ten years from the date of the grant.

As of February 3, 2007, Holdings granted 929,020 time-based and 1,858,033 performance-based options to purchase common strips. All outstanding options expire at dates ranging from September 8, 2008 to October 27, 2016.

The Management Equity Plan also permits the sale of non-transferable, restricted stock to certain employees at a purchase price equal to fair market value of the common strips. As of February 3, 2007, 199,066 common strips of restricted stock had been issued under the Management Equity Plan at a fair value of $26.75 per common strip, of which 157,945 common strips were purchased by our executives and the remaining 41,121 common strips were granted to an executive in connection with his employment with the Company. The restricted stock is subject to certain transfer restrictions, as well as, in some cases, a put right exercisable in certain circumstances by the holder and a call right exercisable by Holdings (and, if not exercised by Holdings, by the Sponsors in the event the holder is no longer employed by Holdings or any of its subsidiaries.

At February 3, 2007, an aggregate of 1.1 million common strips were reserved for future option grants under the Management Equity Plan.

Review, Approval or Ratification of Transactions with Related Persons

There were no transactions with related persons since the beginning of the 2006 fiscal year other than transactions that are described under Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K. The Board of Directors (or its designated committee) is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions.

Director Independence

None of the members of our Board of Directors is independent due to their affiliations with the Sponsors and as further described in Item 10 to the Consolidated Financial Statements entitled “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Auditors

The Audit Committee appointed Deloitte & Touche LLP as the Company’s independent auditors to conduct the audit of the Company’s financial statements for the fiscal years ending February 3, 2007 and January 28, 2006. Ernst & Young LLP served as the Company’s independent auditors for the fiscal year ended January 29, 2005.

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP and Ernst & Young LLP and the member firms of Deloitte & Touche LLP and Ernst & Young LLP, and their respective affiliates (collectively, “Deloitte & Touche LLP” and “Ernst & Young LLP”, respectively) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended February 3, 2007 and January 28, 2006, respectively and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered during those fiscal years on behalf of the Company were as follows:

	Fiscal Year 2006 (D&T)	Fiscal Year 2005 (D&T)	Fiscal Year 2006 (E&Y)	Fiscal Year 2005 (E&Y)
Audit Fees(a)	$8,700,000	$5,339,000	$809,000	$1,102,000
Audit Related Fees(b)	$703,000	$1,224,000	$350,000	$706,000
Tax Fees(c)	$339,000	$2,373,000	$360,000	$466,000
All Other Fees(d)	$75,000	$13,443,000	$4,000	$165,000

Deloitte & Touche:

(a)

For fiscal years 2006 and 2005, the audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual financial statements, review of financial statements included in the Company’s 10-Q filings, the Sarbanes-Oxley Section 404 audit and services that are normally provided in connection with statutory and regulatory filings or engagements.

(b)

For fiscal year 2006, audit-related fees consist of fees for consultation on various accounting matters such as purchase accounting. For fiscal year 2005, audit related fees consist of fees for consultation on various accounting matters and accounting consultation relating to the sale of the Company.

(c)

For fiscal year 2006, tax fees consist of fees of $34,000 for tax returns preparation assistance, $14,000 for tax audits assistance and $291,000 for tax consultation. For fiscal year 2005, tax fees consist of $341,000 for tax return preparation assistance, $97,000 for tax audits assistance, and $1,935,000 for tax consultation.

(d)

For fiscal year 2006, other fees consist of $75,000 for various international accounting matters. For fiscal year 2005, other fees consist of $13,142,000 for matters associated with the sale of the Company and $301,000 relating to an assessment of store operating procedures.

Ernst & Young:

(a)

For fiscal year 2006 and 2005, audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual financial statements, review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filings or engagements. Additionally, fiscal year 2005’s audit fees also include fees for the audit of Toys—Delaware ($675,000).

(b)

For fiscal year 2006, audit–related fees consist of fees for consultation on various accounting matters such as Yen loan accounting and financial reporting. For fiscal year 2005, audit-related fees consist of fees for consultation on various accounting matters and consultation relating to the sale of the Company.

(c)

For fiscal year 2006, tax fees consist of $35,000 for tax return preparation assistance, $190,000 for tax audits assistance and $135,000 for tax consultation. For fiscal year 2005, tax fees consist of $85,000 for tax returns preparation assistance, $43,000 for tax audits assistance and $338,000 for tax consultation.

(d)

For fiscal year 2006, other fees consist of $4,000 for various international accounting matters. For fiscal year 2005, other fees include $94,000 for matters associated with the sale of the Company, $71,000 for the preparation of workpapers in connection with the Company’s change in auditors and various other matters.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by Deloitte & Touche LLP. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by its independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee may delegate pre-approval authority to one or more of its members. Such member or members must report any decision to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on page 148 of this Annual Report on Form 10-K. We will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

/s/ GERALD L. STORCH
Gerald L. Storch
Chairman of the Board and Chief Executive Officer

Date: May 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of May 2007.

Signature	Title

/s/ GERALD L. STORCH Gerald L. Storch	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ F. CLAY CREASEY, JR. F. Clay Creasey, Jr.	Executive Vice President – Chief Financial Officer (Principal Financial Officer)

/s/ CHARLES D. KNIGHT Charles D. Knight	Vice President – Corporate Controller (Principal Accounting Officer)

*	Director
Joshua Bekenstein

*	Director
Michael M. Calbert

*	Director
Michael D. Fascitelli

*	Director
Dean Nelson

*	Director
Matthew S. Levin

*	Director
John Pfeffer

*	Director
Dwight M. Poler

*	Director
Steven Roth

*	Director
Wendy Silverstein

The foregoing constitutes all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

*By	/s/ GERALD L. STORCH
Gerald L. Storch
Attorney-In-Fact

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this Report:

Exhibit No.	Document
3.1	Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on July 21, 2005 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Registrant, dated February 6, 2006 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2006 and incorporated herein by reference).

4.1	Form of Indenture between the Registrant and Fleet Bank, as trustee, pursuant to which securities in one or more series up to $300,000,000 in principal amount may be issued by the Registrant (filed as Exhibit 4 to the Registrant’s Registration Statement on Form S-3, No. 33-42237, filed on August 31, 1991 and incorporated herein by reference).

4.2	Form of the Registrant’s 8 3/4% Debentures due 2021 (filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K, dated August 29, 1991 and incorporated herein by reference).

4.3	Indenture, dated July 24, 2001, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, No. 333-73800, filed on November 20, 2001 and incorporated herein by reference).

4.4	Form of the Registrant’s 6.875% Notes due 2006 and form of the Registrant’s 7.25% Notes due 2011 (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, No. 333-73800, filed on November 20, 2001 and incorporated herein by reference).

4.5	Form of the Registrant’s 7.875% Notes due 2013 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2003 and incorporated herein by reference).

4.6	Form of the Registrant’s 7.375% Notes due 2018 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 22, 2003 and incorporated herein by reference).

4.7	Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.13 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.8	First Supplemental Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.14 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.9	Second Supplemental Indenture, dated as of November 15, 2006, among Toys “R” Us – Delaware, Inc., Toys “R” Us, Inc. and The Bank of New York, as trustee (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

4.10	Lease Agreement dated as of September 26, 2001 between First Union Development Corporation, as Lessor, and the Registrant, as Lessee (filed as Exhibit 4(viii) to the Registrant’s Annual Report on Form 10-K, filed on May 3, 2002 and incorporated herein by reference).

4.11	Participation Agreement dated as of September 26, 2001 among the Registrant, as the Construction Agent and as the Lessee, First Union Development Corporation, as the Borrower and as the Lessor, the various financial institutions and other institutional investors which are parties thereto from time to time, as the Trench A Note Purchasers, the various banks and other lending institutions which are parties thereto from time to time, as the Trench B Lenders, the various banks and other lending institutions which are parties thereto from time to time, as the Cash Collateral Lenders, and First Union National Bank, as the Agent for the Primary Financing Parties and, respecting the Security Documents, as agent for the Secured Parties and First Union National Bank as Escrow Agent Lessee (filed as Exhibit 4(ix) to the Registrant’s Annual Report on Form 10-K, filed on May 3, 2002 and incorporated herein by reference).

Exhibit No.	Document
4.12	Substantially all other long-term debt of the Registrant (which other debt does not exceed on an aggregate basis 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis) is evidenced by, among other things, (i) commercial paper, (ii) industrial revenue bonds issued by industrial development authorities and guaranteed by the Registrant, (iii) mortgages held by third parties on real estate owned by the Registrant, (iv) stepped coupon guaranteed bonds held by a third party and guaranteed by the Registrant and (v) yen denominated note payable collateralized by the expected future yen cash flows from license fees from Toys “R” Us – Japan.

10.1	Credit Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., as the initial borrower, and the other borrowers named therein, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. as Canadian Agent, Deutsche Bank Trust Company Americas as Collateral Agent, the Lenders named therein, Deutsche Bank Securities Inc. and Citigroup Global Markets, Inc., as Co-Syndication Agents, and Credit Suisse First Boston LLC, and General Electric Capital Corporation, as Co-Documentation Agents (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.2	First Amendment, dated as of December 21, 2005, to the Credit Agreement, entered into as of July 21, 2005, by and among Toys “R” Us - Delaware, Inc., as the domestic borrower, and the other borrowers named therein, Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee, as the Canadian borrower, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. as Canadian Agent, Deutsche Bank Trust Company Americas as Collateral Agent, the Lenders named therein (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.3	Second Amendment, dated as of July 19, 2006, to the Credit Agreement, entered into as of July 21, 2005, by and among Toys “R” Us - Delaware, Inc., as the domestic borrower, and the other borrowers named therein, Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee, as the Canadian borrower, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. as Canadian Agent, Deutsche Bank Trust Company Americas as Collateral Agent, the Lenders named therein (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.4	Security Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., and the borrowers named therein, the guarantors named therein, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.5	Senior Facilities Agreement, dated as of July 21, 2005, among Toys “R” Us (UK) Limited, as original borrower and original guarantor, and the other borrowers named therein, Deutsche Bank AG, London Branch, Barclays Capital and The Royal Bank of Scotland plc as Mandated Lead Arrangers and Bookrunners, Banc of America Securities Limited as Arranger, Deutsche Bank AG, London Branch as Facility Agent and as Security Agent and the banks and other institutions named therein as Lenders (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.6	Loan and Security Agreement, dated as of July 21, 2005, between MPO Properties, LLC, as borrower, and German American Capital Corporation, on behalf of the holders of the notes, as lender (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.7	Mezzanine Loan and Security Agreement (First Mezzanine), dated as of July 21, 2005, between MPO Intermediate, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.8	Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of July 21, 2005, between MPO Intermediate Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

Exhibit No.	Document
10.9	Mezzanine Loan and Security Agreement (Third Mezzanine), dated as of July 21, 2005, between MPO Intermediate Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.10	Mezzanine Loan and Security Agreement (Fourth Mezzanine), dated as of July 21, 2005, between MPO Junior Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.11	Loan and Security Agreement, dated as of July 21, 2005, between Giraffe Properties, LLC, as borrower, and German American Capital Corporation, on behalf of the holders of the notes, as lender (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.12	Mezzanine Loan and Security Agreement (First Mezzanine), dated as of July 21, 2005, between Giraffe Intermediate, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.13	Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of July 21, 2005, between Giraffe Intermediate Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.14	Mezzanine Loan and Security Agreement (Third Mezzanine), dated as of July 21, 2005, between Giraffe Junior, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.15	Mezzanine Loan and Security Agreement (Fourth Mezzanine), dated as of July 21, 2005, between Giraffe Junior Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.16	Credit Agreement, dated as of December 9, 2005, among TRU 2005 RE Holding Co. I, LLC, as borrower, MAP Real Estate, LLC, Wayne Real Estate Company, LLC, TRU 2005 RE I, LLC and TRU 2005 RE II Trust, the lenders party thereto from time to time and Deutsche Bank AG, New York Branch, as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 15, 2005 and incorporated herein by reference).

10.17	Credit Agreement dated as of February 8, 2006 among Toys “R” Us Properties (UK) Limited, as borrower, Vanwall Finance PLC, as senior lender, the Royal Bank of Scotland plc, as junior lender, and Deutsche Bank AG, London Branch, as facility agent and security agent (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year, filed on April 28, 2006 and incorporated herein by reference).

10.18	Credit Agreement, dated as of July 19, 2006 (the “2006 Credit Agreement”), by and among Toys “R” Us - Delaware, Inc., as the Borrower, Banc of America Bridge LLC, as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Citicorp North America, Inc., as Collateral Agent, the Lenders named therein, Credit Suisse, as Documentation Agent, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Banc of America Securities LLC, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunning Managers (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.19	Amendment No.1, dated as of July 25, 2006, to the 2006 Credit Agreement (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

Exhibit No.	Document

10.20	Security Agreement, dated as of July 19, 2006, among Toys “R” Us - Delaware, Inc., and the Guarantors named therein, and Banc of America Bridge LLC, as Administrative Agent (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.21	Contract of Sale, dated as of September 13, 2006, by and between Toys “R” Us – Delaware, Inc., MAP 2005 Real Estate, LLC and VNO Surplus 2006 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

10.22	Credit Agreement, dated as of December 1, 2006, by and among Toys “R” Us — Delaware, Inc., as the Borrower, Banc of America Bridge LLC, as Administrative Agent and as Syndication Agent and Banc of America Securities LLC as Lead Arranger (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

10.23*	Toys “R” Us Holdings, Inc. Management Equity Plan (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.24*	Amendment No. 1 to the Toys “R” Us Holdings, Inc. Management Equity Plan (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2006 and incorporated herein by reference).

10.25*	Amendment No. 2 to Toys “R” Us Holdings, Inc. Management Equity Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 29, 2006 and incorporated herein by reference).

10.26*	Amended and Restated Toys “R” Us, Inc. Management Incentive Compensation Plan, effective as of February 2, 2003 (filed as Exhibit F to the Registrant’s Proxy Statement on Form DEF 14A, filed on April 30, 2003 and incorporated herein by reference).

10.27*	Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of October 1, 1995, between the Registrant and American Express Trust company (filed as Exhibit 10.14 to the Registrant’s Registration of Securities on Form 8-B, filed on January 3, 1996 and incorporated herein by reference).

10.28*	Amended and Restated Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of December 3, 2003 (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed on April 14, 2004 and incorporated herein by reference).

10.29*	Amendment to Amended and Restated Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of March 16, 2005 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed on April 29, 2005 and incorporated herein by reference).

10.30*	Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of January 31, 2003, between Registrant and Wachovia Bank, N.A. (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on April 14, 2004 and incorporated herein by reference).

10.31*	Toys “R” Us, Inc. Split Dollar Plan, effective February 1, 1996 and Amendment to Toys “R” Us, Inc. Split Dollar Plan, effective November 5, 2003 (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, filed on April 14, 2004 and incorporated herein by reference).

10.32*	Summary of 2006 Corporate Incentive Program (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 13, 2006 and incorporated herein by reference).

10.33*	Form of Toys “R” Us Holdings, Inc. Non-Qualified Stock Option For Executive Officers (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.34*	Form of Toys “R” Us Holdings, Inc. Restricted Stock Agreement (With Consideration) for Executive Officers (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.35*	Form of Toys “R” Us Holdings, Inc. Restricted Stock Agreement (Without Consideration) for Executive Officers (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.36*	Advisory Agreement, dated as of July 21, 2005, among the Registrant, Toys “R” Us Holdings, Inc., Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck, LLC (filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

Exhibit No.	Document

10.37*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Gerald Storch, dated as of February 6, 2006 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2006 and incorporated herein by reference).

10.38*	Retention Agreement between Toys “R” Us, Inc. and Richard L. Markee dated as of May 1, 1997 (filed as Exhibit 10P to the Registrant’s Quarterly Report on Form 10-Q, filed on June 17, 1997 and incorporated herein by reference).

10.39*	Amendment, dated as of May 6, 1999, to the Retention Agreement, between Toys “R” Us, Inc. and Richard L. Markee (filed as Exhibit 10P to the Registrant’s Annual Report on Form 10-K, filed on April 26, 2000 and incorporated herein by reference).

10.40*	Special Bonus and Option Agreement, dated as of July 22, 2005, among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc and Richard L. Markee (filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.41*	Amendment, dated February 11, 2005 to the Retention Agreement, by and between Toys “R” Us, Inc. and Raymond L. Arthur (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 14, 2005 and incorporated herein by reference).

10.42*	Retention Agreement between Toys “R” Us, Inc. and John Barbour, dated as of November 1, 2004 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 8, 2004 and incorporated herein by reference).

10.43*	Amendment, dated as of February 11, 2005, to the Retention Agreement, by and between Toys “R” Us, Inc. and John Barbour (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 14, 2005 and incorporated herein by reference).

10.44*	Amendment, dated as of July 21, 2005, to the Retention Agreement, by and between Toys “R” Us, Inc. and John Barbour (filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.45*	Stock Pledge Agreement, dated as of July 20, 2001, between Toysrus.com, Inc. and John Barbour (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, filed on April 30, 2003 and incorporated herein by reference).

10.46*	Non-Recourse Promissory Note, dated as of July 20, 2001, from John Barbour to Toysrus.com, Inc. (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed on April 30, 2003 and incorporated herein by reference).

10.47*	Retention agreement between Toys “R” Us, Inc. and Raymond L. Arthur, dated as of November 1, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 8, 2004 and incorporated herein by reference).

10.48*	Second Amendment, dated as of September 12, 2005, to the Retention Agreement, by and between Toys “R” Us, Inc. and Raymond L. Arthur (filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.49*	Amended and Restated Retention Agreement between Toys R Us, Inc. and Deborah M. Derby, dated as of November 1, 2004 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 8, 2004 and incorporated herein by reference).

10.50*	Amendment, dated as of February 11, 2005, to the Retention Agreement, by and between Toys “R” Us, Inc. and Deborah M. Derby (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 14, 2005 and incorporated herein by reference).

Exhibit No.	Document
10.51*	Amendment, dated as of July 21, 2005, to the Retention Agreement, between Toys “R” Us, Inc. and Deborah M. Derby (filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.52*	Memorandum dated February 7, 2005 summarizing the agreement to pay relocation expenses of John Barbour (filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, filed on April 29, 2005 and incorporated herein by reference).

10.53*	Retention Agreement between Toys “R” Us, Inc. and John H. Eyler, Jr., dated January 6, 2000 (filed as Exhibit BB to the Registrant’s Annual Report on Form 10-K, filed on April 26, 2000 and incorporated herein by reference).

10.54*	Form of Success Bonus Letter between the Registrant and each of Raymond Arthur, John Barbour, Deborah Derby and Rick Markee (filed as Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K, filed on April 29, 2005 and incorporated herein by reference).

10.55*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and F. Clay Creasey, Jr., dated as of April 5, 2006 (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2006 and incorporated herein by reference).

10.56*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Jon W. Kimmins, dated as of May 5, 2006 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 13, 2006 and incorporated herein by reference).

10.57*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Daniel Caspersen, dated as of May 5, 2006 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 13, 2006 and incorporated herein by reference).

10.58*	Employment Agreement with Ronald D. Boire, dated as of June 28, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 29, 2006 and incorporated herein by reference).

10.59*	Employment Letter to Richard L. Markee, dated as of October 13, 2006 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

10.60*	Consulting Agreement between Toys “R” Us, Inc. and Richard L. Markee, dated as of October 13, 2006 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

12	Statement re: computation of ratio of earnings to fixed charges.

21	Subsidiaries of the Registrant as of February 7, 2007.

24	Power of Attorney, dated March 30, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement.