Form 10-Q
period 2007-05-05
TOYS R US INC
filed 2007-06-19
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

As of May 30, 2007 there were outstanding 1,000 shares of common stock of Toys “R” Us, Inc. (all of which are owned by Toys “R” Us Holdings, Inc., our holding company and are not publicly traded).

TOYS “R” US, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	May 5, 2007	February 3, 2007	April 29, 2006
			(As restated)
ASSETS
Current Assets:
Cash and cash equivalents	$379	$765	$443
Accounts and other receivables	246	230	228
Merchandise inventories	2,014	1,690	2,095
Income tax receivable	44	—	—
Assets held for sale	12	9	83
Current deferred tax assets	57	43	129
Prepaid expenses and other current assets	145	120	112

Total current assets	2,897	2,857	3,090

Property and equipment, net	4,303	4,333	4,370
Goodwill, net	365	365	365
Deferred tax assets	103	95	18
Restricted cash	122	148	121
Other assets	491	497	556

	$8,281	$8,295	$8,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$211	$151	$253
Accounts payable	1,384	1,303	1,324
Accrued expenses and other current liabilities	764	848	693
Income taxes payable	4	142	134
Current portion of long-term debt	57	66	300

Total current liabilities	2,420	2,510	2,704

Long-term debt	5,722	5,722	5,950
Deferred tax liabilities	43	74	26
Deferred rent liabilities	252	248	249
Other non-current liabilities	390	282	247
Minority interest in Toys “R” Us Japan	127	134	144
Stockholders’ deficit:
Total stockholders’ deficit	(673)	(675)	(800)

	$8,281	$8,295	$8,520

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Net sales	$2,581	$2,405
Cost of sales	1,671	1,556

Gross margin	910	849

Selling, general and administrative expenses	792	740
Depreciation and amortization	96	114
Net gains on sales of properties	(3)	—
Restructuring and other charges	2	5

Total operating expenses	887	859

Operating earnings (loss)	23	(10)
Other (expense) / income:
Interest expense	(122)	(130)
Interest income	8	8

Loss before income taxes and minority interest	(91)	(132)
Income tax benefit	44	87
Minority interest	6	—

Net loss	$(41)	$(45)

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Cash Flows from Operating Activities:
Net loss	$(41)	$(45)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96	114
Gain on sale of fixed assets	(3)	—
Amortization of debt issuance costs and swap unwind	5	18
Deferred income taxes	1	(93)
Other	6	6
Changes in operating assets and liabilities:
Accounts and other receivables	(10)	10
Merchandise inventories	(319)	(384)
Prepaid expenses and other operating assets	(23)	(25)
Accounts payable	66	(56)
Accrued expenses and other liabilities	(142)	(192)
Income taxes payable and receivable	(59)	(15)

Net cash used in operating activities	(423)	(662)

Cash Flows from Investing Activities:
Capital expenditures	(31)	(31)
Decrease (increase) in restricted cash	26	(14)
Cash effect of the consolidation of Toys- Japan	—	6
Proceeds from sale of fixed assets	5	13

Net cash used in investing activities	—	(26)

Cash Flows from Financing Activities:
Long-term debt borrowings	4	1,145
Short-term debt borrowings	87	68
Long-term debt repayment	(37)	(1,074)
Short-term debt repayment	(26)	—
Dividend paid to Toys- Japan minority interest	(1)	(5)
Capitalized debt issuance costs	—	(22)

Net cash provided by financing activities	27	112

Effect of exchange rate changes on cash and cash equivalents	10	38

Cash and cash equivalents:
Net decrease during period	(386)	(538)
Cash and cash equivalents at beginning of period	765	981

Cash and cash equivalents at end of period	$379	$443

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In millions)

	Common Stock		Additional paid-in-capital	Accumulated other comprehensive loss	Retained deficit	Total stockholders’ deficit
	Issued
(In millions)	Shares	Amount
Balance, February 3, 2007 (1)	—	—	$4	$(95)	$(584)	$(675)
Cumulative effect of change in accounting principle, net of tax (Note 3)	—	—	—	—	(9)	(9)
Cumulative effect of adoption of FIN 48 (Note 6)	—	—	—	—	21	21
Net loss for the period	—	—	—	—	(41)	(41)
Foreign currency translation adjustments, net of tax	—	—	—	30	—	30
Stock compensation expense	—	—	1	—	—	1

Balance, May 5, 2007 (1)	—	—	$5	$(65)	$(613)	$(673)

(1)	$0.01 par value; authorized 3,000 shares, outstanding 1,000 shares.

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

Except as expressly indicated or unless the context otherwise requires, as used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries. The Condensed Consolidated Balance Sheets as of May 5, 2007, February 3, 2007, and April 29, 2006, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 5, 2007 and April 29, 2006, and the Condensed Consolidated Statement of Stockholders’ Deficit for the thirteen weeks ended May 5, 2007, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The balance sheet at February 3, 2007, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 3, 2007. The results of operations for the thirteen weeks ended May 5, 2007 and April 29, 2006 are not necessarily indicative of operating results of the full year.

As of February 4, 2007, we changed our accounting method for valuing our international wholly-owned subsidiaries’ merchandise inventories from the retail inventory method to the weighted average cost method. We have accounted for the change in accounting principle in accordance with Statement of Financial Accounting Standards (“SFAS”) 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). Refer to Note 3 to the Condensed Consolidated Financial Statements entitled “Changes in accounting principle” for the impact on our Condensed Consolidated Financial Statements and further details.

As of February 4, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (As amended) – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). Refer to Note 6 to the Condensed Consolidated Financial Statements entitled “Income taxes” for the impact on our Condensed Consolidated Financial Statements.

In the fourth quarter of fiscal 2006, we identified errors in the way we had previously accounted for income taxes. We did not properly record deferred tax accounts on a net basis by legal entity and taxing jurisdiction, as required by SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). As a result we have restated the accompanying Condensed Consolidated Balance Sheet as of April 29, 2006. Refer to Note 13 to the Condensed Consolidated Financial Statements entitled “Restatement of previously issued financial statements” for further details.

In the fourth quarter of fiscal 2006, we adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). As permitted under the transition provisions of SAB 108, in the prior fiscal year, we recorded a cumulative $(24) million adjustment to opening retained deficit as of January 29, 2006 and adjusted our financial results for the first three quarters of fiscal 2006. These adjustments relate principally to tax related errors from fiscal years 2005 and 2004 with the balance applicable to years prior to fiscal 2004.

The impact of the adoption of SAB 108 and restatement on our interim results for the first quarter of fiscal 2006 is summarized below:

(In millions) As of and for the 13 Weeks Ended April 29, 2006	Previously reported	As adjusted (1)
Deferred tax assets	$533	$18
Income taxes payable	110	134
Stockholders’ deficit	(764)	(800)
Income tax benefit	99	87
Net loss	(33)	(45)

(1)	As adjusted amounts include the impact of the restatement (See Note 13 entitled “Restatement of previously issued financial statements”) and the adoption of SAB 108.

During the first three quarters of fiscal 2006, we presented certain immaterial other non-product revenue as a reduction in Selling, general and administrative expenses. We have restated Net sales and Selling, general and administrative expenses in the first quarter of fiscal 2006 to correctly present other non-product revenue in Net sales. This resulted in an increase in Net sales and an increase in Selling, general and administrative expenses. Refer to Note 13 to the Condensed Consolidated Financial Statements entitled “Restatement of previously issued financial statements” for further details.

2. Restructuring and other charges

Our Condensed Consolidated Statements of Operations for the thirteen weeks ended May 5, 2007 and April 29, 2006 included the following pre-tax charges related to restructuring initiatives from prior years:

(In millions)	Restructuring and other charges	Depreciation and amortization	Cost of sales	Total
13 weeks ended May 5, 2007
2005 Initiatives	$2	$—	$—	$2

Total	$2	$—	$—	$2

13 weeks ended April 29, 2006
2005 Initiatives	$6	$24	$3	$33
2001 Initiatives	$(1)	$—	$—	$(1)

Total	$5	$24	$3	$32

At May 5, 2007, we had total remaining reserves of $71 million related to the restructuring initiatives. We believe that remaining reserves at May 5, 2007 are adequate to complete these initiatives and commitments. See below for a further discussion of individual restructuring initiatives and a roll-forward of the related charges and reserves.

(In millions)	Balance February 3, 2007	Charges	Utilized	Balance at May 5, 2007
2005 Initiatives	$11	$2	$(1)	$12
2003 and prior year initiatives	63	—	(4)	59

Total	$74	$2	$(5)	$71

2005 Initiatives

On January 5, 2006, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. As of April 2, 2006, all 87 stores had been closed. Twelve of these stores were converted into Babies “R” Us stores, which reopened in the fall of 2006, resulting in the permanent closure of 75 stores.

During the thirteen weeks ended May 5, 2007, we incurred $2 million of charges related to changes in estimated lease commitments and utilized $1 million of outstanding reserves. At May 5, 2007, we had $12 million of reserves remaining for lease commitments.

During the thirteen weeks ended April 29, 2006, we incurred $33 million of charges. The $33 million of costs and charges include $3 million of inventory markdowns and liquidator fees that were recorded in cost of sales, and $24 million of accelerated depreciation related to the closed and converted stores. The remaining $6 million of costs and charges are included in restructuring and other charges in the Condensed Consolidated Statement of Operations, and consisted of $5 million relating to lease commitments and $1 million relating to liquidation of fixed assets. As a result of the store closings, approximately 3,000 employee positions were eliminated.

2003 and prior year initiatives

In fiscal 2003, we decided to close all 146 of the freestanding Kids “R” Us stores and all 36 of the free-standing Imaginarium stores, as well as three distribution centers that supported these stores, due to deterioration in their financial performance. During the thirteen weeks ended May 5, 2007, we utilized $1 million of reserves. At May 5, 2007, we had $3 million of reserves remaining for lease commitments.

In fiscal 2001, we closed stores, eliminated a number of staff positions, and consolidated five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. During the thirteen weeks ended May 5, 2007, we utilized $2 million of outstanding reserves. At May 5, 2007, we had $41 million of reserves remaining for lease commitments.

We had $15 million of reserves remaining at May 5, 2007, related to long-term lease commitments from restructuring charges previously recorded in fiscal 1998 and fiscal 1995. During the thirteen weeks ended May 5, 2007, we utilized $1 million of reserves for lease shortfalls.

Assets held for sale

The following assets are classified as current assets held for sale:

(In millions)	May 5, 2007	February 3, 2007	April 29, 2006
Land	$9	$4	$42
Buildings	8	5	54
Leasehold improvements	—	3	5

	17	12	101
Less: accumulated depreciation and amortization	5	3	18

Net property assets held for sale	$12	$9	$83

3. Changes in accounting principle

As of February 4, 2007, we changed our accounting method for valuing merchandise inventories of our international wholly-owned subsidiaries from the retail inventory method to the weighted average cost method. We recently implemented a perpetual inventory system in our international locations, excluding Toys “R” Us Japan, Ltd. (“Toys-Japan”), which already utilizes a similar system, and follows the weighted average cost method. The weighted average cost method utilizes the newly available perpetual inventory records to value inventories. We plan to change our accounting method for valuing merchandise inventories for our U.S. divisions from the retail inventory method to the weighted average cost method in fiscal 2008 when our perpetual inventory system is implemented domestically.

Management believes the weighted average cost method is preferable over the retail inventory method because it results in greater precision in the determination of cost of sales and merchandise inventories. Our newly instituted perpetual inventory system provides management product level detail by store on both a weighted average cost and retail price basis. Management believes the weighted average cost method provides for a better matching of cost of sales with related sales. Cost of sales under the weighted average cost method will represent the weighted average cost of the individual item sold rather than the cost of an item based on an average margin realized on an entire department as under the retail method. As of May 5, 2007, we valued approximately 42% of merchandise inventories under the weighted average cost method, with the remainder valued under the retail inventory method.

In accordance with SFAS 154, we recorded the cumulative effect of the change in accounting principle as of February 4, 2007. We determined that retrospective application for periods prior to fiscal year 2007 is impracticable, as the period-specific information necessary to value the international merchandise inventories under the weighted average cost method is unavailable.

As of February 4, 2007, the cumulative effect of this change in accounting principle was a reduction in merchandise inventory of $13 million, an increase in deferred tax assets of $4 million and a net increase in Stockholders’ deficit of $9 million. For comparability purposes, the following tables set forth the effects of the change in accounting principle by comparing our Condensed Consolidated Balance Sheet and Statement of Operations (as reported under the weighted average cost method) to pro forma Condensed Consolidated Balance Sheet and Statement of Operations (as if merchandise inventories were valued under the retail inventory method) for the thirteen weeks ended May 5, 2007:

Condensed Consolidated Balance Sheet

(In millions) May 5, 2007	As reported	Pro forma	Increase (decrease) from change in accounting(1)
Merchandise inventories	$2,014	$2,021	$(7)
Current deferred tax assets	57	55	2
Total current assets	2,897	2,902	(5)
Total assets	8,281	8,286	(5)
Total stockholders’ deficit	(673)	(668)	(5)
Total liabilities and stockholders’ deficit	8,281	8,286	(5)

(1)	Includes the cumulative effect of the change in accounting principle.

Condensed Consolidated Statement of Operations

(In millions) As of May 5, 2007	As reported	Pro forma	Increase (decrease) from change in accounting
Cost of sales	$1,671	$1,677	$(6)
Gross margin	910	904	6
Operating earnings	23	17	6
Loss before income taxes and minority interest	(91)	(97)	6
Income tax benefit	44	46	(2)
Net loss	(41)	(45)	4

4. Short-term borrowings and long-term debt

A summary of the Company’s short-term borrowings and long-term debt as of May 5, 2007, February 3, 2007 and April 29, 2006 is outlined in the table below:

(In millions)	May 5, 2007	February 3, 2007	April 29, 2006
Short-term borrowings
Toys “R” Us-Japan, Ltd. 0.76%-0.89% short-term bank loans due fiscal 2007	$211	$151	$253

Long-term debt
6.875% notes, due August 1, 2006(a)	$—	$—	$250
LIBOR plus 1.30% secured real estate loans, due August 9, 2007 (b)	800	800	800
Note at an effective cost of 2.23% due in semi-annual installments through February 20, 2008	31	49	65
LIBOR plus 3.00%-4.00% asset sale facility, due July 19, 2008	44	44	—
LIBOR plus 3.00% unsecured credit agreement, due December 9, 2008	1,300	1,300	1,300
LIBOR plus 1.50%-2.00% multi-currency revolving credit facility, expires fiscal 2010	—	—	126
LIBOR plus 1.00%-3.75% $2.0 billion secured revolving credit facility, expires fiscal 2010	—	—	5
7.625% notes, due fiscal 2011(a)	521	522	525
LIBOR plus 4.25% secured term loan facility, due fiscal 2012	800	800	—
LIBOR plus 5.25% unsecured bridge facility, due fiscal 2012	—	—	973
LIBOR plus 5.00% unsecured credit facility, due fiscal 2012	180	180	—
EURIBOR plus 1.50% French real estate credit facility, due fiscal 2012	87	84	82
EURIBOR plus 1.50% Spanish real estate credit facility, due fiscal 2012	181	173	170
5.02% U.K. real estate credit facility, due fiscal 2013	708	700	650
LIBOR plus 2.25% U.K. real estate credit facility, due fiscal 2013	127	121	114
7.875% notes, due fiscal 2013(a)	391	391	389
Toys “R” Us-Japan, Ltd. 1.20%-2.80% bank loans due 2007 - 2014	139	152	155
7.375% notes, due fiscal 2018(a)	407	408	408
8.75% debentures, due fiscal 2021(c)	22	22	199
Capital leases (d)	41	42	39

	5,779	5,788	6,250
Less current portion	57	66	300

Total long-term debt	$5,722	$5,722	$5,950

(a)	Represents obligations of Toys “R” Us, Inc.
(b)	We have classified this loan as long-term debt because we have the contractual ability and intent to extend the due date to August 9, 2010.
(c)	Represents obligations of Toys “R” Us, Inc. and our subsidiary Toys “R” Us-Delaware, Inc. (“Toys-Delaware”).
(d)	Includes $8 million of obligations incurred by Toys “R” Us, Inc. at April 29, 2006 which were subsequently transferred to our subsidiary Toys-Delaware during fiscal 2006.

As of May 5, 2007, we were in compliance with all of our financial covenants related to our outstanding debt. The total fair market values of our short-term borrowings and long-term debt approximated carrying values at May 5, 2007, February 3, 2007, and April 29, 2006. The fair market values of our long-term debt are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

Borrowing Availability

At May 5, 2007, we had no borrowings and a total of $126 million of outstanding letters of credit under our $2 billion secured revolving credit facility, which expires in fiscal 2010. We had availability of $972 million under the facility at May 5, 2007. In addition, we had no outstanding borrowings and had $386 million of availability under our multi-currency revolving credit facilities (£95 million and €145 million), which expire in fiscal 2010.

£63.5 Million ($127 Million) U.K. Real Estate Credit Facility

On February 8, 2007, Toys R Us Properties (UK) Limited borrowed an additional £1.9 million ($4 million) from the Junior Lender of our U.K. Real Estate Credit Facility under conditions previously specified in the original loan agreement dated February 8, 2006.

Guarantees

We currently guarantee 80% of Toys-Japan’s three installment loans from a third party in Japan, totaling 5.2 billion yen ($43 million). These loans have annual interest rates of 2.6% – 2.8% and are due from 2012 to 2014 and are reported as part of the Toys “R” Us-Japan, Ltd. Bank loans of $139 million at May 5, 2007.

Subsequent Event

On June 1, 2007, Toys-Delaware used the $9 million proceeds from the properties sold on May 31, 2007 (refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Net gains on sales of properties”) to repay a portion of the $200 million asset sale facility leaving an outstanding balance of $35 million.

5. Derivative instruments and hedging activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. We record the fair market value of our derivatives, based on information provided by reliable third parties, as other assets and other liabilities within our Condensed Consolidated Balance Sheet. The changes in fair value of derivatives are recorded in the Condensed Consolidated Statements of Operations in interest expense, unless the derivative is designated as a hedge. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The effective portion of a cash flow hedge is recorded to other comprehensive income or loss; the ineffective portion of a cash flow hedge is recorded to interest expense.

During the first quarter of fiscal 2007, we recorded a net $8 million charge to interest expense in the Condensed Consolidated Statement of Operations related to the change in fair value of our derivatives that do not qualify for hedge accounting. For our derivatives that are designated under SFAS 133 as cash flow hedges, no material ineffectiveness existed at May 5, 2007.

U.K. Real Estate Credit Facility – Junior Loan

During the first quarter of fiscal 2007, we entered into an interest rate swap for £1.9 million ($4 million) notional amount related to the additional borrowings on the U.K. Real Estate Credit Facility made in February 2007 (See Note 4 entitled “Short-term borrowings and long-term debt”). The interest rate swap hedges the variable LIBOR for a fixed rate of interest of 5.69% plus the credit spread until April 2013. The derivative contract is designated as a cash flow hedge under the long-haul method.

Subsequent Event

$181 Unsecured Credit Facility

Subsequent to the end of the first quarter of fiscal 2007, we entered into an interest rate cap on $91 million of the outstanding principal amount of the $181 million Unsecured Credit Facility due fiscal 2012, as required by the credit agreement. The cash paid to enter into the cap was nominal. The interest rate cap manages the variable cash flows associated with changes in the one month LIBOR above 7.00% and matures in May 2009. The derivative contract does not qualify for hedge accounting under SFAS 133.

6. Income taxes

The following table summarizes our income tax benefit and effective tax rates for the thirteen weeks ended May 5, 2007 and April 29, 2006:

	13 Weeks Ended
(In millions)	May 5, 2007	April 29, 2006
Loss before income taxes and minority interest	$91	$132
Income tax benefit	$44	$87
Effective tax rate	48.4%	65.9%

The effective tax rates for the thirteen weeks ended May 5, 2007 and April 29, 2006 are based primarily on the Company’s forecasted annualized effective tax rates. Our forecasted annualized effective tax rate for the current year is 52.3% whereas the annualized effective tax rate for the prior year was 57.5% as of the first quarter of the prior year. Our annualized effective tax rate for the current year is based on our annual forecast. The difference between our annualized effective tax rate of 52.3% and our quarterly effective tax rate of 48.4% is due to $4 million of items impacting the quarterly effective tax rate. These items include the $2 million decrease in deferred tax assets for certain foreign net operating losses, and $2 million increase in interest for U.S. taxes due.

In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 on February 4, 2007.

Upon adoption of FIN 48, we decreased our liability for unrecognized tax benefits by $21 million (from $133 million to $112 million), which was accounted for as a cumulative effect reduction of retained deficit as of February 4, 2007. In addition, we have reflected additional unrecognized tax benefits, and corresponding tax assets, of $141 million. As a result, the total amount of unrecognized tax benefits was $253 million at February 4, 2007 (date of adoption).

Of the $253 million of unrecognized tax benefits, the amount that, if recognized, would affect our effective tax rate is $112 million. The remaining $141 million would affect our deferred tax accounts. Included within the unrecognized tax benefits recorded on February 4, 2007 was accrued interest and penalties of $28 million and $4 million, respectively. We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense on the Condensed Consolidated Statement of Operations.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $40 million during the next 12 months as a result of settling uncertain intercompany tax positions in several taxing jurisdictions.

At February 3, 2007, we reported tax reserves in the Income taxes payable line of our Consolidated Balance Sheet. As of May 5, 2007, we reported $40 million of the reserve for unrecognized tax benefits in Accrued expenses and other current liabilities and $110 million of the reserve for unrecognized tax benefits in Other non-current liabilities lines of our Condensed Consolidated Balance Sheet. These amounts do not include a portion of our unrecognized tax benefits which have been recorded as a reduction of Deferred tax assets related to net operating losses.

The Company or its subsidiaries are subject to taxation in the United States and various foreign jurisdictions. Of the major tax jurisdictions, the Company or its subsidiaries are subject to examination by the United States, France, Germany, and Spain for the fiscal years 2000 to 2006, by Canada for the fiscal years 2003 to 2006, by Japan for the fiscal years 2004 to 2006, and by the United Kingdom for fiscal years 2001 to 2006.

7. Comprehensive Loss

Comprehensive loss, net of taxes, is comprised of:

	13 Weeks Ended
(In millions)	May 5, 2007	April 29, 2006
Net loss	$(41)	$(45)
Foreign currency translation adjustments, net of tax	30	(9)
Unrealized losses on hedged transactions, net of tax	—	2

Comprehensive loss	$(11)	$(52)

8. Segments

Our reportable segments are: Toys “R” Us-U.S., which operates toy stores in 49 states and Puerto Rico and is responsible for our internet operations; Toys “R” Us-International, which operates and licenses or franchises toy stores in 33 foreign countries with wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom, and consolidates the results of Toys-Japan; and Babies “R” Us, which operates stores in 41 states. We identify segments based on the information used by our chief operating decision maker to analyze performance and to allocate resources among each business unit of the Company. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

During the third quarter of fiscal 2006, we reorganized our operations, resulting in Toysrus.com being reflected as part of our Toys “R” Us - U.S. segment. Prior years’ information has been restated to reflect the current segment structure.

A summary of operations by reportable segment is as follows:

	13 Weeks Ended
(In millions)	May 5, 2007	April 29, 2006
Net sales
Toys “R” Us – U.S. (1)	$1,024	$1,015
Toys “R” Us – International	908	793
Babies “R” Us	649	597

Total net sales	$2,581	$2,405

Operating earnings (loss)
Toys “R” Us – U.S. (1)	$9	$(13)
Toys “R” Us – International	(23)	(23)
Babies “R” Us	104	91
Corporate and other charges	(68)	(60)
Net gains on sales of properties	3	—
Restructuring and other charges	(2)	(5)

Operating earnings (loss)	23	(10)
Interest expense	(122)	(130)
Interest income	8	8

Loss before income taxes and minority interest	$(91)	$(132)

(In millions)	May 5, 2007	February 3, 2007	April 29, 2006
Merchandise inventories
Toys “R” Us – U.S. (1)	$863	$716	$952
Toys “R” Us – International (2)	836	637	819
Babies “R” Us	315	337	324

Total merchandise inventories	$2,014	$1,690	$2,095

(1)	Prior years’ information has been restated to reflect the fiscal 2006 segment change and includes Toysrus.com.
(2)

Refer to Note 3 to the Condensed Consolidated Financial Statements entitled “Changes in accounting principle” for the impact of the change in accounting methods for valuing our international subsidiaries’ inventories.

9. Litigation and legal proceedings

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

10. Net gains on sales of properties

In the third quarter of fiscal 2006, Toys-Delaware and MAP 2005 Real Estate, LLC MAP (“MAP”) (are collectively referred to herein as “Seller”), both wholly owned subsidiaries, consummated part of the previously announced sale of its interest in 44 properties (which has since been reduced to 42 properties) to Vornado Surplus 2006 Realty LLC, a Delaware limited liability company, an affiliate of Vornado Realty Trust, an indirect equity owner of the Company and the Seller. In the first quarter of fiscal 2007, the Seller completed the sale of two additional properties for gross proceeds of approximately $5 million. As a result of the sale of these properties, the Company recorded a gain of $3 million for the 13 weeks ended May 5, 2007.

Subsequent Event

On May 31, 2007, the Seller completed the sale of the two remaining properties for gross proceeds of approximately $9 million. We expect to record an estimated gain from the sale of the two properties of approximately $2 million.

11. Related party transactions

Transactions with the Sponsors – We are indirectly owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co., and Vornado Realty Trust (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the Merger Transaction. The quarterly fee for the first quarter of fiscal 2007 was $4 million, and the quarterly fees for the second, third, and fourth quarters of fiscal 2007 will be $4 million per quarter. The quarterly fee for the first quarter of fiscal 2006 was $8 million. Additionally, pursuant to the aforementioned advisory agreement, the Company reimbursed the Sponsors $1 million of out-of-pocket expenses for the first quarter of fiscal 2007.

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

During and subsequent to the first quarter of fiscal 2007, we sold properties to Vornado Surplus 2006 Realty LLC. For further details, see Note 10 to the Condensed Consolidated Financial Statements entitled “ Net gains on sales of properties”.

12. Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement requires reporting of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first 120 days of that fiscal year and also if the entity elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). We are currently evaluating the impact that SFAS 159 will have on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS 158”). This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in the year in which the changes occur, in other comprehensive income. This recognition provision and the related disclosures are effective for the Company as of the end of the fiscal year ending after June 15, 2007. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. We are currently assessing the effect of this pronouncement on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 157 will have on our Condensed Consolidated Financial Statements.

13. Restatement of previously issued financial statements

In the fourth quarter of fiscal 2006, we identified errors in the way we had previously accounted for income taxes. We did not properly record deferred tax accounts on a net basis by legal entity and taxing jurisdiction, as required by SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). The errors resulted in an overstatement of current and non-current deferred tax assets and liabilities as of April 29, 2006. As a result we have restated the accompanying Condensed Consolidated Balance Sheet.

These restatement adjustments did not impact our previously reported interim Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

The following table presents the aggregate impact of the errors related to accounting for deferred income taxes on our Consolidated Balance Sheet as of April 29, 2006:

(In millions) As of April 29, 2006	Previously reported	Adjustments	As restated (1)
Prepaid expenses, derivative assets and other current assets (2)	$301	$(60)	$241
Total current assets	3,150	(60)	3,090
Deferred tax assets	533	(503)	30
Total assets	9,095	(563)	8,532
Accrued expenses and other current liabilities	753	(60)	693
Total current liabilities	2,740	(60)	2,680
Deferred tax liabilities	529	(503)	26
Total liabilities and stockholders’ deficit	9,095	(563)	8,532

(1)	As restated amounts do not include the impact of the adoption of SAB 108. See Note 1 to the Condensed Consolidated Financial Statements entitled “Basis of presentation” for the combined impact of the restatement and the adoption of SAB 108.
(2)	Previously reported as a single line in our Quarterly Report on Form 10-Q Condensed Consolidated Balance Sheet. However, our current Condensed Consolidated Balance Sheet presents separately $129 million of Current deferred tax assets and $112 million of Prepaid expenses and other current assets, as restated and adjusted for SAB 108.

During the first three quarters of fiscal 2006, we presented certain immaterial other non-product revenue as a reduction in Selling, general and administrative expenses. We have restated Net sales and Selling, general and administrative expenses by increases of $16 million in the first quarter of fiscal 2006 to correctly present other non-product revenue in Net sales. This resulted in an increase in Net sales and an increase in Selling, general and administrative expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business

We generate sales, earnings, and cash flows by retailing toys, baby-juvenile products and children’s apparel worldwide. Our reportable segments are currently Toys “R” Us – U.S. (“Toys - U.S.”), which operates toy stores in 49 states and Puerto Rico and sells merchandise through our Internet sites; Toys “R” Us – International (“International”), which operates and licenses or franchises stores in 33 foreign countries; and Babies “R” Us (“Babies”), which operates specialty baby-juvenile stores in 41 states. As of May 5, 2007, there were 1,525 “R” Us branded retail stores worldwide.

During the third quarter of fiscal 2006, we reorganized our operations, resulting in Toysrus.com being reflected as part of our Toys-U.S. segment. Prior year information has been restated to reflect the current segment structure.

Restatement of Previously Issued Financial Statements

In the fourth quarter of fiscal 2006, we identified errors in the way we had previously accounted for income taxes. We did not properly record deferred tax accounts on a net basis by legal entity and taxing jurisdiction, as required by SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). As a result we have restated the accompanying Condensed Consolidated Balance Sheet as of April 29, 2006. The restatement adjustments did not impact our previously reported Consolidated Statements of Operations, Consolidated Statements of Cash Flows, or Consolidated Statements of Stockholders’ (Deficit) Equity. Refer to Note 13 to the Condensed Consolidated Financial Statements entitled “Restatement of previously issued financial statements” for further details.

Adoption of SAB 108

In the fourth quarter of fiscal 2006, we adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). As permitted under the transition provisions of SAB 108, in the prior fiscal year, we recorded a cumulative $(24) million adjustment to opening retained deficit as of January 29, 2006 and adjusted our financial results for the first three quarters of fiscal 2006. These adjustments relate principally to tax related errors from fiscal years 2005 and 2004 with the balance applicable to years prior to fiscal 2004. We have restated our previously issued financial statement information included in this document. Refer to Note 1 of the Condensed Consolidated Financial Statements entitled “Basis of Presentation” for further details.

Financial Performance

As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen weeks ended May 5, 2007 compared to the thirteen weeks ended April 29, 2006:

	13 Weeks Ended
($ in millions)	May 5, 2007	April 29, 2006
Net sales growth (versus prior year)	7.3%	12.1%
Gross margin as a percentage of net sales	35.3%	35.3%
Selling, general and administrative expenses as a percentage of net sales	30.7%	30.8%
Net loss	$(41)	$(45)

•

Consolidated net sales increased due to comparable store sales improvements at all divisions, and benefits in foreign currency translation. Prior year net sales growth was positively impacted by the consolidation of Toys – Japan.

•

Gross margin as a percentage of net sales remained the same as unfavorable changes in our sales mix toward lower margin products at our International division were offset by improvements in initial markup at our Babies and Toys – U.S. divisions.

•

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales decreased slightly as the increase in SG&A was offset by the increase in net sales. SG&A expenses increased due to increases in store support center expenses, payroll expenses, and advertising expenses.

•

Net loss decreased primarily due to an improvement in gross margin, lower depreciation and amortization, a decrease in interest expense, and benefit from minority interest, partially offset by an increase in SG&A and a decrease in income tax benefit.

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

	Comparable Store Net Sales Performance
	13 Weeks Ended
(Based on local currencies)	May 5, 2007 vs. 2006	April 29, 2006 vs. 2005
Toys “R” Us – U.S.	5.1%	(6.9)%
Toys “R” Us – International (1)	3.9%	3.9%
Babies “R” Us	2.8%	4.7%

(1)

Includes wholly-owned operations. Comparable store net sales performance for the thirteen weeks ended April 29, 2006 excludes the operations of Toys-Japan, whose results we began consolidating in fiscal 2006.

Store Count by Division (Segment)

	Divisional Store Count
	May 5, 2007	April 29, 2006	Increase / (Decrease)
Toys “R” Us – U.S.	586	587	(1)
Toys “R” Us – International (1)	685	647	38
Babies “R” Us	254	232	22

Total	1,525	1,466	59

(1)	Store count as of May 5, 2007 includes 493 wholly-owned (including 170 in Japan) and 192 licensed and franchised stores. Store count as of April 29, 2006 includes 470 wholly-owned (including 164 in Japan) and 177 licensed and franchised stores. The financial impact of income from our licensed and franchised stores is not material to our consolidated results of operations.

Net Loss

	13 Weeks Ended
(In millions)	May 5, 2007	April 29, 2006	$ Change
Net loss	$(41)	$(45)	$4

Net loss decreased by $4 million for the thirteen weeks ended May 5, 2007, compared to the same period last year. The net loss decreased primarily due to increases in our gross margin of $61 million as a result of higher overall sales; decreases in depreciation and amortization expense of $18 million primarily due to accelerated depreciation related to the fiscal 2005 restructuring initiative recorded in the first quarter of fiscal 2006; decreased interest expense of $8 million primarily due to the write-off of deferred financing costs in the first quarter of fiscal 2006; and benefit from minority interest of $6 million. Partially offsetting the decreases to our net loss were a decrease in tax benefit of $43 million, and increases in SG&A of $52 million primarily as a result of increases in store support center expenses, payroll expenses, and advertising expenses.

Net Sales

13 Weeks Ended
					Percentage of Total Net Sales
(In millions)	May 5, 2007	April 29, 2006	$ Change	% Change	May 5, 2007	April 29, 2006
Toys “R” Us – U.S.	$1,024	$1,015	$9	0.9%	39.7%	42.2%
Toys “R” Us – International	908	793	115	14.5	35.2	33.0
Babies “R” Us	649	597	52	8.7	25.1	24.8

Total net sales	$2,581	$2,405	$176	7.3%	100.0%	100.0%

For the thirteen weeks ended May 5, 2007, net sales increased by $176 million, or 7.3%, to $2.6 billion from $2.4 billion for the same period last year. Net sales for the thirteen weeks ended May 5, 2007 included the impact of foreign currency translation that increased net sales by $40 million.

The increase in net sales for thirteen weeks ended May 5, 2007, excluding foreign currency translation, was primarily the result of increased net sales in our International and Babies divisions, compared to the same period last year. The increases in net sales in our International and Babies divisions were primarily due to the addition of 22 Babies “R” Us stores in the United States and the opening of 23 wholly-owned International stores since April 29, 2006. In addition, comparable store net sales at our Toys “R” Us - U.S., International and Babies “R” Us divisions showed increases of 5.1%, 3.9% and 2.8%, respectively.

Toys “R” Us – U.S.

Net sales for the Toys – U.S. division increased by $9 million, or 0.9%, to $1,024 million for the thirteen weeks ended May 5, 2007, compared to $1,015 million in the same period last year. The increase in comparable store net sales of 5.1% was partially offset by decreased sales as a result of the closing of 84 stores during the first quarter of fiscal 2006.

The comparable net store sales increase was primarily the result of sales from the entertainment and seasonal categories, partially offset by sales decreases in juvenile product categories. Entertainment comparable sales increases were driven by the strong demand for the Nintendo Wii video game system and related accessories. Seasonal comparable sales increases were driven by demand for gym sets and water toys. These results were partially offset by lower sales in our juvenile and apparel categories.

Toys “R” Us – International

Net sales for the International division increased by $115 million, or 14.5%, to $908 million for the thirteen weeks ended May 5, 2007, compared to $793 million in the same period last year. Excluding a $40 million increase in net sales due to foreign currency translation, the increase in International net sales was driven by an increase in comparable store net sales of 3.9%, as well as 23 additional wholly-owned international stores since April 29, 2006.

The comparable store net sales increase was primarily impacted by increases in our electronics category, infant care products and seasonal products. Electronics increased due to strong sales of video game hardware related to Nintendo Wii and Sony Playstation 3. The increase in infant care categories was primarily due to increased consumables, bedding and furniture. Sales of seasonal products increased primarily due to sales of outdoor playsets and equipment and sporting goods.

Babies “R” Us

Net sales for the Babies division increased by $52 million, or 8.7%, to $649 million, for the thirteen weeks ended May 5, 2007, compared to $597 million in the same period last year. The increase was primarily a result of the 22 stores opened since April 29, 2006 as well as a 2.8% increase in comparable store net sales.

The comparable net store sales increase was primarily the result of strong sales trends in commodities, infant care, and baby gear categories. In the commodities category, there was a continued strong trend for value packaged diapers and wipes, and organic foods. The infant care category showed significant growth in various lines such as infant feeding, monitors, infant positioners and mom essentials. Baby gear had several key drivers including travel systems, high chairs and travel yards.

Cost of Sales and Gross Margin

The following costs are included in “Cost of Sales”:

•	The cost of acquired merchandise from vendors;

•	Freight in;

•	Markdowns;

•	Provision for inventory shortages; and

•	Credits and allowances from our merchandise vendors.

13 Weeks Ended
				Percentage of Net Sales
(In millions)	May 5, 2007	April 29, 2006	$ Change	May 5, 2007	April 29, 2006	Percentage of Net sales Increase/ (Decrease)
Toys “R” Us – U.S.	$340	$343	$(3)	33.2%	33.8%	(0.6)%
Toys “R” Us – International	314	276	38	34.6	34.8	(0.2)
Babies “R” Us	256	230	26	39.4	38.5	0.9

Total gross margin	$910	$849	$61	35.3%	35.3%	—%

Gross margin, as a percentage of net sales, was unchanged, but increased $61 million for the thirteen weeks ended May 5, 2007, compared to the same period last year. Gross margin as a percentage of net sales was affected by an unfavorable change in the sales mix toward lower margin video and electronic products and infant consumables as well as decreased sales of strong margin core toy products at our International division, and increased markdowns at our Toys – U.S. division. Offsetting these decreases were improvements in initial markups at our Babies and Toys – U.S. divisions.

Toys “R” Us – U.S.

Gross margin decreased by $3 million to $340 million for the thirteen weeks ended May 5, 2007, compared to $343 million in the same period last year. Gross margin as a percentage of net sales for the thirteen weeks ended May 5, 2007 decreased 0.6 percentage points compared to the same period last year. The decrease in gross margin as a percentage of net sales was primarily due to increased markdowns, which contributed a 1.6 percentage point decrease, partially offset by increases due to initial markups, which contributed a 1.0 percentage point increase.

The increase in markdown costs was the result of planned increases in promotional events and clearance markdowns taken to keep inventory current. The increase in initial markups was driven by improved margins in several seasonal and core toy categories.

Toys “R” Us – International

Gross margin increased by $38 million to $314 million for the thirteen weeks ended May 5, 2007, compared to $276 million in the same period last year. Gross margin as a percentage of net sales for the thirteen weeks ended May 5, 2007 decreased 0.2 percentage points.

The decrease in gross margin as a percentage of net sales was primarily due to a decrease in initial markups, which contributed a 1.1 percentage point decrease, partially offset by decreases in markdowns, which contributed a 0.9 percentage point decrease. The gross margin percentage decreased primarily due to a change in the sales mix toward higher sales of lower margin video and electronic products and infant consumables as well as decreased sale of strong margin core toy products. These decreases were partially offset by pricing initiatives and lower markdowns in certain markets. Additionally, in first quarter of fiscal 2007, we changed our accounting method for valuing merchandise inventories of our international wholly-owned subsidiaries from the retail inventory method to the weighted average cost method (see Note 3 to the Condensed Consolidated Financial Statements entitled “Changes in accounting principle”), which contributed an approximate $6 million increase to our gross margin.

Babies “R” Us

Gross margin increased by $26 million to $256 million for the thirteen weeks ended May 5, 2007 compared to $230 million for the same period last year. Gross margin as a percentage of net sales increased 0.9 percentage points compared to the same period last year. This increase was primarily due to an improvement in initial markups of 1.9 percentage points primarily due to strong sales of higher margin products in baby gear, bedding and infant care. This was partially offset by additional markdowns of 1.0 percentage point in planned inventory management as well as an increase in cross-divisional promotional offers.

Selling, General and Administrative Expenses (SG&A)

13 Weeks Ended
				Percentage of Total Net Sales
(In millions)	May 5, 2007	April 29, 2006	$ Change	May 5, 2007	April 30, 2005	Percentage Increase/ (Decrease)
Toys “R” Us –Consolidated	$792	$740	$52	30.7%	30.8%	(0.1	) %

The following are the types of costs included in SG&A expenses:

•	Store payroll and related payroll benefits;

•	Rent and other store operating expenses,

•	Advertising expenses;

•	Other income;

•	Costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and

•	Other corporate-related expenses.

SG&A expenses increased $52 million to $792 million, for the thirteen weeks ended May 5, 2007, compared to $740 million for the same period last year. As a percentage of net sales, SG&A expenses decreased 0.1 percentage point.

The increase in SG&A expenses was primarily due to increases in store support center expenses, payroll expenses, and advertising expenses. Store support center expenses increased mainly at our International division primarily due to new store growth and improved sales. Increases in payroll expenses, primarily at our International and Babies divisions and Corporate, were driven by new stores and higher staffing levels in the stores. Advertising expenses increased primarily at our Toys – U.S. division due to increases in promotional activity.

Depreciation and Amortization

	13 Weeks Ended
(In millions)	May 5, 2007	April 29, 2006	$ Change
Toys “R” Us Consolidated	$96	$114	$(18)

Depreciation and amortization decreased by $18 million, or 15.8%, to $96 million for the thirteen weeks ended May 5, 2007, compared to the same period last year. The decrease was primarily attributed to $24 million of accelerated depreciation related to the fiscal 2005 restructuring initiative recorded in the first quarter of fiscal 2006, partially offset by higher depreciation expense at Babies and International due to stores opened since the first quarter of 2006.

Restructuring and Other Charges

	13 Weeks Ended
(In millions)	May 5, 2007	April 29, 2006	$ Change
Toys “R” Us Consolidated	$2	$5	$(3)

During the thirteen weeks ended May 5, 2007, we recorded $2 million of charges related to our fiscal 2005 restructuring initiatives relating to changes in estimated lease commitments.

During the thirteen weeks ended April 29, 2006, we recorded $6 million of Restructuring and other charges, consisting of $5 million relating to changes in estimated lease commitments and $1 million relating to liquidation of fixed assets, partially offset by the reversal of $1 million related to our fiscal 2001 initiative.

Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Restructuring and other charges” for further details.

Interest Expense

	13 Weeks Ended
($ in millions)	May 5, 2007	April 29, 2006	$ Change
Toys “R” Us Consolidated	$122	$130	$(8)

Interest expense decreased $8 million for the thirteen weeks ended May 5, 2007 compared to the thirteen weeks ended April 29, 2006.

The decrease in interest expense for the thirteen weeks ended May 5, 2007 was primarily due to the write-off of deferred financing costs in the first quarter of fiscal 2006 and reduced amortization of deferred financing costs in fiscal 2007, partially offset by charges related to changes in the fair values of our derivatives which do not qualify for hedge accounting.

Interest Income

	13 Weeks Ended
($ in millions)	May 5, 2007	April 29, 2006
Toys “R” Us Consolidated	$8	$8

Interest income remained unchanged for the thirteen weeks ended May 5, 2007 compared to the same period last year.

Taxes

The effective tax rates for the thirteen weeks ended May 5, 2007 and April 29, 2006 are based primarily on the Company’s forecasted annualized effective tax rates. Our forecasted annualized effective tax rate for the current year is 52.3% whereas the annualized effective tax rate for the prior year was 57.5% as of the first quarter of the prior year. Our annualized effective tax rate for the current year is based on our annual forecast. The difference between our annualized effective tax rate of 52.3% and our quarterly effective tax rate of 48.4% is due to $4 million of items impacting the quarterly effective tax rate. These items include the $2 million decrease in deferred tax assets for certain foreign net operating losses, and $2 million increase in interest for U.S. taxes due.

Liquidity and Capital Resources

Overview

At May 5, 2007, we had no borrowings and a total of $126 million of outstanding letters of credit under our $2 billion secured revolving credit facility, which expires in fiscal 2010. We had availability of $972 million under the facility at May 5, 2007. In addition, we had no outstanding borrowings and we had availability of $386 million under our multi-currency revolving credit facilities (£95 million and €145 million) which expire in fiscal 2010.

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

	13 Weeks Ended
(In millions)	May 5, 2007	April 29, 2006
Toys “R” Us Consolidated
Net cash used in operating activities	$(423)	$(662)
Net cash used in investing activities	—	(26)
Net cash provided by financing activities	27	112
Effect of exchange rate fluctuations on cash	10	38

Net (decrease) / increase in cash and equivalents	$(386)	$(538)

Cash Flows Used in Operating Activities

During the thirteen weeks ended May 5, 2007, net cash used in operating activities was $423 million compared to $662 million used in operating activities during the thirteen weeks ended April 29, 2006. The $239 million decrease in cash used was primarily the result of decreased working capital requirements and increased gross margin on improved sales. Working capital was impacted by decreased spending on inventory and increases in accounts payable and accrued expenses.

Cash Flows Used in Investing Activities

During the thirteen weeks ended May 5, 2007, net cash used in investing activities was $0 compared to $26 million for the thirteen weeks ended April 29, 2006. The decrease was primarily the result of a decrease in restricted cash in the current fiscal quarter compared to an increase in last fiscal year’s quarter, partially offset by a decrease in cash proceeds from the sale of fixed assets.

Our capital expenditures are primarily for financing construction of new stores and remodeling existing stores. In addition, our capital expenditures in the preceding years included costs to improve and enhance our information technology systems. For the remainder of the fiscal year, we plan to increase our capital spend as we focus on the turnaround of the Toys “R” Us – U.S. business, and continue our investment in our juvenile business.

Cash Flows Provided by Financing Activities

During the thirteen weeks ended May 5, 2007, net cash provided by financing activities was $27 million compared to $112 million for the thirteen weeks ended April 29, 2006. The decrease in net cash provided by financing activities was primarily due to a reduction in borrowings, partially offset by decreases in repayments.

Debt

During the thirteen weeks ended May 5, 2007, we made the following change to our debt structure:

On February 8, 2007, Toys R Us Properties (UK) Limited borrowed an additional £1.9 million ($4 million) from the Junior Lender of our U.K. Real Estate Credit Facility under conditions previously specified in the original loan agreement dated February 8, 2006.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of operating leases related to real estate used in the operation of our business, and long-term debt. Refer to the “CONTRACTUAL OBLIGATIONS” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, for details on our contractual obligations and commitments.

Credit Ratings

As of June 19, 2007, our current credit ratings, which are considered non-investment grade, were as follows:

	Moody’s	Standard and Poor’s
Long-term debt	B2	B-
Outlook	Review for Possible Downgrade	Positive

As a result of our filing of an extension for our Annual Report on Form 10-K with the Securities Exchange Commission on May 4, 2007, both of the above agencies changed their outlook on our credit ratings. Moody’s changed its outlook to Review for Possible Downgrade, and Standard and Poor’s changed its outlook to CreditWatch with Negative Implications. On May 17, 2007, Standard and Poor’s upgraded its outlook to Positive, after we filed our Annual Report on Form 10-K.

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

Merchandise inventories

On February 4, 2007, we changed our accounting method for valuing our international wholly-owned subsidiaries’ merchandise inventories from the retail inventory method to the weighted average cost method. This change in accounting principle was a result of implementing a perpetual inventory system in our international locations that allows management to track our inventory costs at a product level. We have accounted for the change in accounting principle in accordance with Statement of Financial Accounting Standards (“SFAS”) 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). Refer to Note 3 to the Condensed Consolidated Financial Statements entitled “Changes in accounting principles” for the impact on our condensed consolidated financial statements and further details.

As previously described in our fiscal 2006 Annual Report on Form 10-K, merchandise inventories for the Toys “R” Us – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method. The excess of replacement or current cost over stated LIFO value is immaterial. All other merchandise inventories for our domestic subsidiaries are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method. As of May 5, 2007, approximately 42% of merchandise inventories were valued under the weighted average cost method.

Income taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (As amended) – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on the technical merits. This interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of February 4, 2007, we adopted the provisions in FIN 48. Refer to Note 6 to the Condensed Consolidated Financial Statements entitled “Income taxes” for the impact on our condensed consolidated financial statements and further discussion related to the adoption of FIN 48.

A summary of other significant accounting policies and a description of accounting policies that we believe critical may be found in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, in the “CRITICAL ACCOUNTING POLICIES” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases. These statements discuss, among other things, our strategy, store openings and renovations, future financial or operational performance, anticipated cost savings, results of store closings and restructurings, anticipated domestic or international developments, future financings, targets and future occurrences and trends.

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

There has been no significant change in our exposure to market risk during the thirteen weeks ended May 5, 2007. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles, and to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q and as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (May 5, 2007), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based on our evaluation as of May 5, 2007, the material weakness in internal control over financial reporting described in Item 9A entitled “CONTROLS AND PROCEDURES” of the Annual Report on Form 10-K for the fiscal year ended February 3, 2007, has not been remediated, and, therefore, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (May 5, 2007).

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

Changes in Internal Control over Financial Reporting

During the current quarter, the Company implemented, at all major international locations except Toys “R” Us Japan, Ltd., a cost-based accounting system, thereby changing its method of accounting for cost of goods sold and inventory from a retail based to a cost-based accounting method.

Other than the foregoing, there were no changes in the Company’s internal control over financial reporting during the Company’s first quarter of fiscal 2007 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 9 to the Condensed Consolidated Financial Statements entitled “Litigation and legal proceedings” for a discussion of material legal proceedings.

Item 1A.	Risk Factors

At May 5, 2007, there had not been any material changes to the information related to the ITEM 1A. “RISK FACTORS” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

TOYS “R” US, INC.
(Registrant)

Date: June 19, 2007	/s/ F. CLAY CREASEY, JR.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
18	Letter re: change in accounting principle

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.