Form 10-Q
period 2007-08-04
TOYS R US INC
filed 2007-09-12
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

As of August 31, 2007, there were outstanding 1,000 shares of common stock of Toys “R” Us, Inc. (all of which are owned by Toys “R” Us Holdings, Inc., our holding company and are not publicly traded).

TOYS “R” US, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	August 4, 2007	February 3, 2007	July 29, 2006
			(As restated)
ASSETS
Current Assets:
Cash and cash equivalents	$230	$765	$664
Accounts and other receivables	173	230	186
Merchandise inventories	2,090	1,690	2,074
Income tax receivable	92	—	—
Assets held for sale	6	9	94
Current deferred tax assets	58	43	120
Prepaid expenses and other current assets	129	120	118

Total current assets	2,778	2,857	3,256
Property and equipment, net	4,321	4,333	4,310
Goodwill, net	365	365	365
Deferred tax assets	132	95	23
Restricted cash	127	148	147
Other assets	501	497	560

	$8,224	$8,295	$8,661

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Short-term borrowings	$235	$151	$316
Accounts payable	1,202	1,303	1,021
Accrued expenses and other current liabilities	762	848	719
Income taxes payable	14	142	123
Current portion of long-term debt	94	66	310

Total current liabilities	2,307	2,510	2,489
Long-term debt	5,820	5,722	6,429
Deferred tax liabilities	34	74	22
Deferred rent liabilities	254	248	251
Other non-current liabilities	389	282	253
Minority interest in Toys “R” Us Japan	130	134	142
Stockholder’s deficit	(710)	(675)	(925)

	$8,224	$8,295	$8,661

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	$2,605	$2,432	$5,186	$4,837
Cost of sales	1,669	1,584	3,341	3,140

Gross margin	936	848	1,845	1,697

Selling, general and administrative expenses	820	738	1,612	1,478
Depreciation and amortization	101	99	197	213
Net gains on sales of properties	(12)	—	(16)	—
Restructuring (reversals) charges and other	(1)	—	1	5

Total operating expenses	908	837	1,794	1,696

Operating earnings	28	11	51	1
Other (expense)/income:
Interest expense	(120)	(129)	(242)	(259)
Interest income	4	5	12	13

Loss before income taxes and minority interest	(88)	(113)	(179)	(245)
Income tax benefit	45	2	89	89
Minority interest	1	—	7	—

Net loss	$(42)	$(111)	$(83)	$(156)

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	26 Weeks Ended
	August 4, 2007	July 29, 2006
Cash Flows from Operating Activities:
Net loss	$(83)	$(156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197	213
Gains on sales of properties	(16)	—
Amortization of debt issuance costs	14	32
Deferred income taxes	(32)	(96)
Other	3	2
Changes in operating assets and liabilities:
Accounts and other receivables	66	63
Merchandise inventories	(379)	(364)
Prepaid expenses and other operating assets	(3)	(13)
Accounts payable	(127)	(337)
Accrued expenses and other liabilities	(178)	(186)
Income taxes payable and receivable	(97)	(34)

Net cash used in operating activities	(635)	(876)

Cash Flows from Investing Activities:
Capital expenditures	(100)	(90)
Decrease / (increase) in restricted cash	21	(40)
Cash effect of the consolidation of Toys “R” Us-Japan	—	6
Proceeds from sale of fixed assets	15	13

Net cash used in investing activities	(64)	(111)

Cash Flows from Financing Activities:
Long-term debt borrowings	155	2,733
Short-term debt borrowings	146	149
Long-term debt repayment	(80)	(2,186)
Short-term debt repayment	(65)	(24)
Dividend paid to Toys “R” Us-Japan minority interest	(1)	(5)
Capitalized debt issuance costs	—	(42)

Net cash provided by financing activities	155	625

Effect of exchange rate changes on cash and cash equivalents	9	45

Cash and cash equivalents:
Net decrease during period	(535)	(317)
Cash and cash equivalents at beginning of period	765	981

Cash and cash equivalents at end of period	$230	$664

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT

(Unaudited)

(In millions)

				Accumulated
	Common Stock			other		Total
	Issued (1)		Additional	comprehensive	Retained	stockholder’s
($ in millions)	Shares	Amount	paid-in capital	loss	deficit	deficit
Balance, February 3, 2007	—	$—	$4	$(95)	$(584)	(675)
Cumulative effect of change in accounting principle, net of tax (Note 3)	—	—	—	—	(9)	(9)
Cumulative effect of adoption of FIN 48 (Note 6)	—	—	—	—	21	21
Net loss	—	—	—	—	(83)	(83)
Foreign currency translation adjustments, net of tax	—	—	—	34	—	34
Stock compensation expense	—	—	2	—	—	2

Balance, August 4, 2007	—	$—	$6	$(61)	$(655)	$(710)

(1)	$0.01 par value; authorized 3,000 shares, outstanding 1,000 shares.

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of August 4, 2007, February 3, 2007, and July 29, 2006, the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006, the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 4, 2007 and July 29, 2006, and the Condensed Consolidated Statement of Stockholder’s Deficit for the twenty-six weeks ended August 4, 2007, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Consolidated Balance Sheet at February 3, 2007 presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 3, 2007. The results of operations for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 are not necessarily indicative of operating results of the full year.

As of February 4, 2007, we changed our accounting method for valuing our international wholly-owned subsidiaries’ merchandise inventories from the retail inventory method to the weighted average cost method. We have accounted for the change in accounting principle in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). Refer to Note 3 to the Condensed Consolidated Financial Statements entitled “Change in accounting principle” for the impact on our Condensed Consolidated Financial Statements and further details.

As of February 4, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (As amended)—“Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). Refer to Note 6 to the Condensed Consolidated Financial Statements entitled “Income taxes” for the impact on our Condensed Consolidated Financial Statements.

In the fourth quarter of fiscal 2006, we identified errors in the way we had previously accounted for income taxes. We did not properly record deferred tax accounts on a net basis by legal entity and taxing jurisdiction, as required by SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). As a result, we have restated the accompanying Condensed Consolidated Balance Sheet as of July 29, 2006. Refer to Note 13 to the Condensed Consolidated Financial Statements entitled “Restatement of previously issued financial statements” for further details.

In the fourth quarter of fiscal 2006, we adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). As permitted under the transition provisions of SAB 108, in the prior fiscal year, we recorded a cumulative $(24) million adjustment to opening retained deficit as of January 29, 2006 and adjusted our financial results for the first three quarters of fiscal 2006. These adjustments relate principally to tax-related errors from fiscal years 2005 and 2004 with the balance applicable to years prior to fiscal 2004.

The impact of the adoption of SAB 108 and restatement on our interim results for the thirteen and twenty-six weeks ended July 29, 2006 is summarized below:

	July 29, 2006
(In millions)	Previously reported	As adjusted(1)
Deferred tax assets	$533	$23
Income taxes payable	98	123
Stockholder's deficit	(888)	(925)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006		July 29, 2006
(In millions)	Previously reported	As adjusted(1)	Previously reported	As adjusted(1)
Income tax benefit	$3	$2	$102	$89
Net loss	(110)	(111)	(143)	(156)

(1)	As adjusted amounts include the impact of the restatement (See Note 13 entitled “Restatement of previously issued financial statements”) and the adoption of SAB 108.

During the first three quarters of fiscal 2006, we presented certain immaterial other non-product revenue as a reduction in Selling, general and administrative expenses. We have restated Net sales and Selling, general and administrative expenses in the thirteen and twenty-six week periods ended July 29, 2006 to correctly present other non-product revenue in Net sales. This resulted in an increase in Net sales and an increase in Selling, general and administrative expenses. Refer to Note 13 to the Condensed Consolidated Financial Statements entitled “Restatement of previously issued financial statements” for further details.

2. Restructuring and other charges

Our Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 included the following pre-tax charges related to restructuring initiatives from prior years:

	13 weeks ended		26 weeks ended
(In millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
2005 initiative
Restructuring (reversals) charges and other	$(1)	$—	$1	$6
Depreciation and amortization	—	—	—	24
Cost of sales	—	—	—	3

Total charges related to 2005 initiative	$(1)	$—	$1	$33

2003 and prior years’ initiatives
Restructuring (reversals) charges and other	$—	$—	$—	$(1)

Total charges related to 2003 and prior years’ initiatives	$—	$—	$—	$(1)

Total	$(1)	$—	$1	$32

During the thirteen weeks ended August 4, 2007, we reversed $3 million of previously recorded reserves and recorded charges of $2 million based on changes in estimated lease commitments. During the thirteen weeks ended July 29, 2006, we recorded charges of $2 million for changes in estimated lease commitments and disposal charges, which were offset by the reversal of $2 million of previously recorded reserves related to lease commitments and severance.

During the twenty-six weeks ended August 4, 2007, we recorded charges of $4 million and reversed $3 million of previously recorded reserves based on changes in estimated lease commitments. For the twenty-six weeks ended July 29, 2006, we incurred $8 million of charges relating to lease commitments and disposal charges, which were partially offset by the reversal of $3 million of previously recorded reserves primarily related to lease commitments and severance. For the twenty-six weeks ended July 29, 2006, we also incurred $3 million of inventory markdowns and liquidator fees that were recorded in cost of sales, and $24 million of accelerated depreciation related to the closed and converted stores from our 2005 initiative.

Restructuring charges and reversals related to prior years’ initiatives are primarily due to changes in management’s estimates for events such as lease terminations, assignments and sublease income adjustments.

Our Condensed Consolidated Balance Sheets as of August 4, 2007, February 3, 2007 and July 29, 2006 included the following restructuring reserves, which we believe are adequate to cover our commitments:

(In millions)	August 4, 2007	February 3, 2007	July 29, 2006
2005 initiative	$10	$11	$16
2003 and prior years’ initiatives	53	63	71

Total	$63	$74	$87

We currently expect to utilize our remaining reserves through January 2019. The following is a description of our individual restructuring initiatives and a roll-forward of the related charges and reserves.

2005 initiative

On January 5, 2006, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. As of April 2, 2006, all 87 stores had been closed. Twelve of these stores were converted into Babies “R” Us stores, which reopened in the fall of 2006, resulting in the permanent closure of 75 stores. As a result of the store closings, approximately 3,000 employee positions were eliminated. A reconciliation of the activity by major type of cost during the twenty-six weeks ended August 4, 2007 and July 29, 2006 is provided for this initiative below:

(In millions)	Lease commitments	Asset impairment	Severance	Inventory markdowns	Accelerated depreciation	Total
Beginning balance at February 3, 2007	$11	$—	$—	$—	$—	$11
Charges	2	—	—	—	—	2
Reversals	(1)	—	—	—	—	(1)
Utilized	(2)	—	—	—	—	(2)

Ending balance at August 4, 2007	$10	$—	$—	$—	$—	$10

Beginning balance at January 28, 2006	$1	$—	$8	$34	$—	$43
Charges	5	2	—	3	24	34
Reversals	—	—	(1)	—	—	(1)
Utilized	(3)	(2)	(6)	(37)	(24)	(72)
Reclassification (1)	12	—	—	—	—	12

Ending balance at July 29, 2006	$15	$—	$1	$—	$—	$16

(1)	Reclassification of straight-line lease reserves recorded in prior periods related to the restructured properties.

2003 and prior years’ initiatives

In fiscal 2003, we decided to close all 146 freestanding Kids “R” Us stores and all 36 freestanding Imaginarium stores, as well as three distribution centers that supported these stores, due to deterioration in their financial performance. In fiscal 2001, we closed stores, eliminated a number of staff positions, and consolidated five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. In fiscal 1998 and fiscal 1995, we had strategic initiatives to reposition our worldwide operations.

The following is a reconciliation of the activity during the twenty-six weeks ended August 4, 2007 and July 29, 2006:

(In millions)	2003 initiative	2001 initiative	1998 and 1995 initiatives	Total
Beginning balance at February 3, 2007	$4	$43	$16	$63
Charges	—	2	—	2
Reversals	—	—	(2)	(2)
Utilized	(2)	(5)	(3)	(10)

Ending balance at August 4, 2007	$2	$40	$11	$53

Beginning balance at January 28, 2006	$8	$51	$22	$81
Charges	—	1	—	1
Reversals	(1)	(1)	—	(2)
Utilized	(1)	(5)	(3)	(9)

Ending balance at July 29, 2006	$6	$46	$19	$71

Assets held for sale

The following assets are classified as current assets held for sale:

(In millions)	August 4, 2007	February 3, 2007	July 29, 2006
Land	$6	$4	$36
Buildings	3	5	66
Leasehold improvements	1	3	21

	10	12	123
Less: accumulated depreciation and amortization	(4)	(3)	(29)

Assets held for sale	$6	$9	$94

3. Change in accounting principle

As of February 4, 2007, we changed our accounting method for valuing merchandise inventories of our international wholly-owned subsidiaries from the retail inventory method to the weighted average cost method. We recently implemented a perpetual inventory system in our international locations, excluding Toys “R” Us Japan, Ltd. (“Toys-Japan”), which already utilizes a similar system and follows the weighted average cost method. The weighted average cost method utilizes the newly available perpetual inventory records to value inventories. We plan to change our accounting method for valuing merchandise inventories for our U.S. divisions from the retail inventory method to the weighted average cost method in fiscal 2008 when our perpetual inventory system is implemented domestically.

Management believes the weighted average cost method is preferable over the retail inventory method because it results in greater precision in the determination of cost of sales and merchandise inventories. Our newly instituted perpetual inventory system provides management product level detail by store on both a weighted average cost and retail price basis. Management believes the weighted average cost method provides for a better matching of cost of sales with related sales. Cost of sales under the weighted average cost method will represent the weighted average cost of the individual item sold rather than the cost of an item based on an average margin realized on an entire department as under the retail method. As of August 4, 2007, February 3, 2007 and July 29, 2006, we valued approximately 42%, 10% and 12%, respectively, of merchandise inventories under the weighted average cost method, with the remainder valued under the retail inventory method.

In accordance with SFAS 154, we recorded the cumulative effect of the change in accounting principle as of February 4, 2007. We determined that retrospective application for periods prior to fiscal year 2007 is impracticable, as the period-specific information necessary to value the international merchandise inventories under the weighted average cost method is unavailable. As of February 4, 2007, the cumulative effect of this change in accounting principle was a reduction in merchandise inventory of $13 million, an increase in deferred tax assets of $4 million and a net increase in Stockholder’s deficit of $9 million.

For comparability purposes, the following tables set forth the effects of the change in accounting principle by comparing our Condensed Consolidated Balance Sheet and Statement of Operations (as reported under the weighted average cost method) to pro forma Condensed Consolidated Balance Sheet and Statement of Operations (as if merchandise inventories were valued under the retail inventory method) for the thirteen and twenty-six weeks ended August 4, 2007:

Condensed Consolidated Balance Sheet

(In millions) As of August 4, 2007	As reported	Pro forma	Increase (decrease) from change in accounting(1)
Merchandise inventories	$2,090	$2,092	$(2)
Total current assets	2,778	2,780	(2)
Total assets	8,224	8,226	(2)
Stockholder’s deficit	(710)	(708)	(2)
Total liabilities and stockholder’s deficit	8,224	8,226	(2)

(1)	Includes the cumulative effect of the change in accounting principle.

Condensed Consolidated Statement of Operations

(In millions) For the 13 Weeks Ended August 4, 2007	As reported	Pro forma	Increase (decrease) from change in accounting
Cost of sales	$1,669	$1,674	$(5)
Gross margin	936	931	5
Operating earnings	28	23	5
Loss before income taxes and minority interest	(88)	(93)	5
Income tax benefit	45	47	(2)
Net loss	(42)	(45)	3

(In millions) For the 26 Weeks Ended August 4, 2007	As reported	Pro forma	Increase (decrease) from change in accounting
Cost of sales	$3,341	$3,352	$(11)
Gross margin	1,845	1,834	11
Operating earnings	51	40	11
Loss before income taxes and minority interest	(179)	(190)	11
Income tax benefit	89	93	(4)
Net loss	(83)	(90)	7

4. Short-term borrowings and long-term debt

A summary of the Company’s short-term borrowings and long-term debt as of August 4, 2007, February 3, 2007 and July 29, 2006 is outlined in the table below:

(In millions)	August 4, 2007	February 3, 2007	July 29, 2006
Short-term borrowings
Toys “R” Us Japan, Ltd. 0.75%-0.89% short-term bank loans due fiscal 2007	$235	$151	$316

Long-term debt
6.875% notes, due August 1, 2006 (a)	$—	$—	$250
LIBOR plus 1.30% secured real estate loan, due August 9, 2008 (b)	800	800	800
Note at an effective cost of 2.23% due in semi-annual installments through February 20, 2008	32	49	64
LIBOR plus 3.00%-4.00% asset sale facility, due July 19, 2008	35	44	200
LIBOR plus 3.00% unsecured credit agreement, due December 9, 2008 (d)	1,300	1,300	1,300
LIBOR plus 1.50%-2.00% multi-currency revolving credit facility, expires fiscal 2010	38	—	157
LIBOR plus 1.00%-3.75% $2.0 billion secured revolving credit facility, expires fiscal 2010	65	—	434
7.625% notes, due fiscal 2011 (a)	519	522	524
LIBOR plus 4.25% secured term loan facility, due fiscal 2012	801	800	800
LIBOR plus 5.00% unsecured credit facility, due fiscal 2012	180	180	—
EURIBOR plus 1.50% French real estate credit facility, due fiscal 2012	88	84	83
EURIBOR plus 1.50% Spanish real estate credit facility, due fiscal 2012	183	173	172
5.02% U.K. real estate credit facility, due fiscal 2013	724	700	663
LIBOR plus 2.25% U.K. real estate credit facility, due fiscal 2013	129	121	116
7.875% notes, due fiscal 2013 (a)	391	391	390
Toys “R” Us-Japan, Ltd. 1.20%-2.80% loans due fiscal 2007-2020	161	152	164
7.375% notes, due fiscal 2018 (a)	407	408	408
8.75% debentures, due fiscal 2021 (c)	22	22	199
Capital leases	39	42	15

	5,914	5,788	6,739
Less current portion	94	66	310

Total long-term debt	$5,820	$5,722	$6,429

(a)	Represents obligations of the Toys “R” Us, Inc. legal entity.
(b)	We have classified this loan as long-term debt because we have the contractual ability and intent to extend the due date to August 9, 2010.
(c)	Represents obligations of Toys “R” Us, Inc. and our subsidiary Toys “R” Us-Delaware, Inc. (“Toys-Delaware”).
(d)	We have classified this loan as long-term debt because we have the contractual ability and intent to extend the due date to December 7, 2010.

As of August 4, 2007, we were in compliance with all of our financial covenants related to our outstanding debt.

Borrowing availability

At August 4, 2007, under our $2 billion secured revolving credit facility, we had $65 million in borrowings outstanding, $116 million of outstanding letters of credit, and remaining availability of $977 million. In addition, under our multi-currency revolving credit facilities, we had $38 million in borrowings outstanding and $356 million of remaining availability. We have classified borrowings under these revolving credit facilities as long-term, as the revolving credit facilities expire in fiscal 2010. However, we may pay these facilities down within the next twelve months if we have the ability to do so either through additional long-term financing or through cash from operating activities.

Secured real estate loan, due August 9, 2008 ($800 million at August 4, 2007)

On July 9, 2007, we notified the lenders for our $800 million secured real estate loan that we were exercising our first maturity date extension option (the “First Extension Option”), which extended the maturity date of the loan from August 9, 2007 to August 9, 2008. The other key terms of the loan were not changed as a result of the extension. We have the ability and intent to exercise our two remaining maturity date extension options to August 2009 and August 2010. Pursuant to the First Extension Option, we were also required to extend our current interest rate cap through the end of the first maturity extension. Refer to Note 5 to the Condensed Consolidated Financial Statements entitled “Derivative instruments and hedging activities” for further details.

Asset sale facility, due July 19, 2008 ($35 million at August 4, 2007)

On June 1, 2007, Toys-Delaware used the $9 million proceeds from the properties sold on May 31, 2007 (refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Net gains on sales of properties”) to repay a portion of the $200 million asset sale facility.

Subsequent to quarter end, on August 23, 2007, Toys-Delaware repaid an additional $10 million of principal in connection with a lease termination agreement during the second quarter of fiscal 2007 (refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Net gains on sales of properties”), leaving an outstanding balance of $25 million.

U.K. real estate credit facility, due fiscal 2013 ($724 million at August 4, 2007)

As previously described in our fiscal 2006 Annual Report on Form 10-K, during fiscal 2006, we identified Vanwall Finance PLC (“Vanwall”) as a variable interest entity established with the limited purpose of issuing the notes under the credit agreement with Toys “R” Us Properties (UK) Limited (“Toys Properties”), our indirect wholly-owned subsidiary, and certain related transactions. Our loan agreement with Vanwall requires the Company to indemnify Vanwall against any loss or liability that Vanwall incurs as a consequence of any part of the loan being repaid or prepaid, including costs relating to terminating all or part of their interest rate swap. Management has performed an analysis of Vanwall in accordance with Financial Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) and has concluded that the Company is not the primary beneficiary and the entity should not be consolidated.

U.K. real estate credit facility, due fiscal 2013 ($129 million at August 4, 2007)

On February 8, 2007, Toys Properties borrowed an additional $4 million (£1.9 million) from the Junior Lender of our U.K. real estate credit facility under conditions previously specified in the original loan agreement dated February 8, 2006.

Guarantees

Toys “R” Us, Inc. currently guarantees 80% of Toys-Japan’s three installment loans from a third party in Japan, totaling 5.2 billion yen ($44 million). These loans have annual interest rates of 2.6% – 2.8%, are due from 2012 to 2014, and are reported as part of the Toys “R” Us-Japan, Ltd. loans of $161 million at August 4, 2007.

5. Derivative instruments and hedging activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. We record the fair market value of our derivatives, based on information provided by reliable third parties, as other assets and other non-current liabilities within our Condensed Consolidated Balance Sheets. The changes in fair value of derivatives are recorded in the Condensed Consolidated Statements of Operations in interest expense, unless the derivative is designated as a hedge. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The effective portion of a cash flow hedge is recorded to other comprehensive income or loss; the ineffective portion of a cash flow hedge is recorded to interest expense. For our derivatives that are designated under SFAS 133 as cash flow hedges, no material ineffectiveness existed at August 4, 2007 and July 29, 2006. We recorded approximately a $1 million impact to Interest expense for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 related to these hedges.

For the thirteen and twenty-six weeks ended August 4, 2007, we recorded net charges to Interest expense of $2 million and $10 million, respectively, related to the change in fair value of our derivatives that do not qualify for hedge accounting. For the thirteen and twenty-six weeks ended July 29, 2006, we recorded a $1 million reduction to Interest expense related to the change in fair value of our derivatives that did not qualify for hedge accounting.

Secured real estate loan, due August 9, 2008 ($800 million at August 4, 2007)

On July 27, 2007, we extended the interest rate caps on the $800 million notional amount related to the secured real estate loan. The amount paid to extend the caps was less than $1 million. The interest rate caps manage the variable cash flows associated with changes in the one month LIBOR above 7.00% and mature in August 2008. The derivative contracts do not qualify for hedge accounting under SFAS 133.

Unsecured credit facility, due fiscal 2012 ($180 million at August 4, 2007)

On May 24, 2007, we entered into an interest rate cap for $91 million notional amount related to the $180 million unsecured credit facility due fiscal 2012, as required by the credit agreement. The amount paid to enter into the cap was less than $1 million. The interest rate cap manages the variable cash flows associated with changes in the one month LIBOR above 7.00% and matures in May 2009. The derivative contract does not qualify for hedge accounting under SFAS 133.

U.K. real estate credit facility, due fiscal 2013 ($129 million at August 4, 2007)

On April 5, 2007, we entered into an interest rate swap for $4 million (£1.9 million) notional amount related to the additional borrowings on the U.K. real estate credit facility made in February 2007 (See Note 4 entitled “Short-term borrowings and long-term debt”). The interest rate swap hedges the variable LIBOR for a fixed rate of interest of 5.69% plus the credit spread until April 2013. The derivative contract is designated as a cash flow hedge under the long-haul method under SFAS 133.

6. Income taxes

The following table summarizes our income tax benefit and effective tax rates for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006:

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Loss before income taxes and minority interest	$(88)	$(113)	$(179)	$(245)
Income tax benefit	45	2	89	89
Effective tax rate	(51.1)%	(1.8)%	(49.7)%	(36.3)%

The effective tax rates for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 were based primarily on our forecasted annualized effective tax rates, adjusted for significant and unusual items that occurred within the periods presented. Our forecasted annualized effective tax rate was 53.4% compared to 32.6% in the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to improvements in our actual operating results for the twenty-six weeks ended August 4, 2007 and an increase in our forecasted pre-tax income for the remainder of fiscal 2007 as compared to the same period last year.

For the thirteen weeks ended August 4, 2007, our effective tax rate was impacted by additional income tax expense from adjustments to our current income taxes payable of $3 million and our FIN 48 liability of $2 million. The additional income tax expense was partially offset by income tax benefits related to settlements of certain tax audits of $3 million and changes in foreign and state tax laws of $1 million. For the thirteen weeks ended July 29, 2006, our effective tax rate was impacted by additional income tax expense related to adjustments in certain estimated tax reserves of $3 million and changes in state tax laws of less than $1 million.

For the twenty-six weeks ended August 4, 2007, our effective tax rate was impacted by additional income tax expense from settlements of certain tax audits of $2 million, adjustments to our FIN 48 liability of $2 million, and adjustments to our current income taxes payable of $1 million. The additional income tax expense was partially offset by an income tax benefit related to changes in foreign and state tax laws of $1 million. For the twenty-six weeks ended July 29, 2006, our effective tax rate was impacted by additional income tax benefits related to the reversal of certain valuation allowance of $6 million, adjustments in certain estimated tax reserves of $3 million, and additional foreign tax credits of $2 million. The income tax benefits were slightly offset by income tax expense related to changes in state tax laws of less than $1 million.

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

Upon adoption of FIN 48, we decreased our liability for unrecognized tax benefits by $21 million (from $133 million to $112 million), which was accounted for as a cumulative effect reduction of retained deficit as of February 4, 2007. In addition, we have reflected additional unrecognized tax benefits, and corresponding tax assets, of $148 million. As a result, the total amount of unrecognized tax benefits was $260 million at February 4, 2007 (date of adoption).

Of the $260 million of unrecognized tax benefits, the amount that, if recognized, would affect our effective tax rate is $112 million. The remaining $148 million would affect our deferred tax accounts. Included within the unrecognized tax benefits recorded on February 4, 2007 was accrued interest and penalties of $28 million and $4 million, respectively. We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense on the Condensed Consolidated Statement of Operations.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $41 million during the next 12 months as a result of settling uncertain intercompany tax positions in several taxing jurisdictions.

At February 3, 2007, we reported tax reserves in the Income taxes payable line of our Consolidated Balance Sheet. As of August 4, 2007, we reported $41 million of the reserve for unrecognized tax benefits in Accrued expenses and other current liabilities and $115 million of the reserve for unrecognized tax benefits in Other non-current liabilities lines of our Condensed Consolidated Balance Sheet. These amounts do not include a portion of our unrecognized tax benefits, which have been recorded as a reduction of Deferred tax assets related to net operating losses. As of August 4, 2007, there have been no material changes to our unrecognized tax benefits since the date of adoption.

The Company or its subsidiaries are subject to taxation in the United States and various foreign jurisdictions. Of the major tax jurisdictions, the Company or its subsidiaries are subject to examination by the United States and Canada for the fiscal years 2003 to 2006, by France, Germany, and Spain for the fiscal years 2000 to 2006, by Japan for the fiscal years 2004 to 2006, and by the United Kingdom for fiscal years 2001 to 2006.

7. Comprehensive loss

Comprehensive loss, net of taxes, is comprised of:

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net loss	$(42)	$(111)	$(83)	$(156)
Foreign currency translation adjustments, net of tax	4	(11)	34	(20)
Unrealized loss on hedged transactions, net of tax	1	(4)	—	(2)

Comprehensive loss	$(37)	$(126)	$(49)	$(178)

8. Segments

Our reportable segments are: Toys “R” Us-U.S. (“Toys – U.S.”), which operates toy stores in 49 states and Puerto Rico and is responsible for our internet operations; Toys “R” Us-International (“International”), which operates and licenses or franchises toy stores in 33 foreign countries with wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom, and consolidates the results of Toys-Japan; and Babies “R” Us (“Babies”), which operates stores in 41 states. We identify segments based on the information used by our chief operating decision maker to analyze performance and to allocate resources among each business unit of the Company. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

During the third quarter of fiscal 2006, we reorganized our operations, resulting in Toysrus.com being reflected as part of our Toys—U.S. segment. Prior years’ information has been restated to reflect the current segment structure.

A summary of operations by reportable segment is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales
Toys “R” Us—U.S.(1)	$994	$980	$2,018	$1,995
Toys “R” Us—International	998	890	1,906	1,683
Babies “R” Us	613	562	1,262	1,159

Total net sales	$2,605	$2,432	$5,186	$4,837

Operating earnings (loss)
Toys “R” Us—U.S.(1)	$(4)	$3	$4	$(9)
Toys “R” Us—International	17	11	(6)	(12)
Babies “R” Us	78	65	182	156
Corporate and other charges	(76)	(68)	(144)	(129)
Net gains on sales of properties	12	—	16	—
Restructuring and other charges	1	—	(1)	(5)

Operating earnings	28	11	51	1
Interest expense	(120)	(129)	(242)	(259)
Interest income	4	5	12	13

Loss before income taxes and minority interest	$(88)	$(113)	$(179)	$(245)

(1)	Prior year’s information has been restated to reflect the fiscal 2006 segment change and includes Toyrus.com.

(In millions)	August 4, 2007	February 3, 2007	July 29, 2006
Merchandise inventories
Toys “R” Us—U.S. (1)	$870	$716	$939
Toys “R” Us—International (2)	878	637	822
Babies “R” Us	342	337	313

Total merchandise inventories	$2,090	$1,690	$2,074

(1)	Prior year’s information has been restated to reflect the fiscal 2006 segment change and includes Toyrus.com.
(2)

Refer to Note 3 to Condensed Consolidated Financial Statements entitled “Change in accounting principle” for the impact of the change in accounting methods for valuing our international subsidiaries’ inventories.

9. Litigation and legal proceedings

During the second quarter of fiscal 2007, we established a reserve and increased selling, general and administrative expenses in the amount of $8 million in connection with a pending legal action.

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

In addition to the litigation discussed above, we are involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our financial statements taken as a whole.

10. Net gains on sales of properties

In the third quarter of fiscal 2006, Toys-Delaware and MAP 2005 Real Estate, LLC (“MAP”) (collectively referred to herein as “Seller”), both wholly-owned subsidiaries, consummated the sale of its interest in 38 properties, out of a total agreed upon sale of 42 properties, to Vornado Surplus 2006 Realty LLC, a Delaware limited liability company, an affiliate of Vornado Realty Trust, an indirect equity owner of the Company and the Seller. In the first quarter of fiscal 2007, the Seller sold two additional properties for gross proceeds of approximately $5 million and recorded a gain of $3 million. During the second quarter of fiscal 2007, the Seller completed the sale of the two remaining properties for gross proceeds of $9 million and recorded a gain of $2 million.

In addition, during the second quarter of fiscal 2007, we consummated a lease termination agreement resulting in net gains of $10 million for the thirteen and twenty-six weeks ended August 4, 2007. Upon the closing of the transaction, the $10 million lease termination payment was assigned to a third-party exchange agent and directly deposited by the landlord in the exchange agent’s account to potentially be used in a tax deferral transaction. As such, no cash receipt was reflected in our Condensed Consolidated Statement of Cash Flows.

11. Related party transactions

Transactions with the Sponsors

We are indirectly owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co., and Vornado Realty Trust (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the Merger Transaction on July 21, 2005. We recorded management and advisory fees of $4 million and $8 million for the thirteen and twenty-six weeks ended August 4, 2007, respectively. The quarterly fees for the third and fourth quarters of fiscal 2007 will be $4 million per quarter. For the thirteen and twenty-six weeks ended July 29, 2006, we recorded management and advisory fees of $4 million and $11 million, respectively. Additionally, pursuant to the advisory agreement, the Company reimbursed the Sponsors for $1 million of out-of-pocket expenses for the thirteen and twenty-six weeks ended August 4, 2007.

From time to time, the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. On December 1, 2006, Toys-Delaware entered into an unsecured credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co. L.P., all indirect equity owners of the Company, which each participated in 15% of the loan amount. At August 4, 2007, we owed $180 million under the unsecured credit facility due fiscal 2012. Refer to Note 4 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt.”

During the twenty-six weeks ended August 4, 2007, we sold properties to Vornado Surplus 2006 Realty LLC. Refer to Note 10 to the Condensed Consolidated Financial Statements entitled “ Net gains on sales of properties”.

Equity restructuring

Effective August 3, 2007, management amended the charter of our parent company, Toys “R” Us Holdings, Inc., by replacing the existing two classes of stock (“Class A Common and Class L Common Stock”) with a single class of new common stock (the “New Common Stock”). The New Common Stock will not have a yield accrual, interim distribution, or liquidation preference. Each award outstanding under the previous Management Equity Plan will convert into awards of the New Common Stock. The number of shares of the New Common Stock with respect to all such awards will be based on the conversion ratios. Each option to acquire shares of the New Common Stock will have the same aggregate exercise price as the corresponding option to acquire shares of Class A and Class L Common Stock. The equity restructuring at Toys “R” Us Holdings, Inc. had no impact on our equity structure or our Condensed Consolidated Financial Statements.

12. Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement requires reporting of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 159 will have on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in the year in which the changes occur, in other comprehensive income. This recognition provision and the related disclosures are effective for the Company as of the end of the fiscal year ending after June 15, 2007. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. We are currently assessing the effect that SFAS 158 will have on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 157 will have on our Condensed Consolidated Financial Statements.

13. Restatement of previously issued financial statements

In the fourth quarter of fiscal 2006, we identified errors in the way we had previously accounted for income taxes. We did not properly record deferred tax accounts on a net basis by legal entity and taxing jurisdiction, as required by SFAS 109. The errors resulted in an overstatement of current and non-current deferred tax assets and liabilities as of July 29, 2006. As a result we have restated the accompanying Condensed Consolidated Balance Sheet. These restatement adjustments did not impact our previously reported interim Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows or Condensed Consolidated Statement of Stockholder’s Deficit.

The following table presents the aggregate impact of the errors related to accounting for deferred income taxes on our Consolidated Balance Sheet as of July 29, 2006:

(In millions) As of July 29, 2006	Previously reported	Adjustments	As restated (1)
Prepaid expenses, derivative assets and other current assets (2)	$298	$(60)	$238
Total current assets	3,316	(60)	3,256
Deferred tax assets	533	(498)	35
Total assets	9,231	(558)	8,673
Accrued expenses and other current liabilities	779	(60)	719
Total current liabilities	2,524	(60)	2,464
Deferred tax liabilities	520	(498)	22
Total liabilities and stockholder's deficit	9,231	(558)	8,673

(1)

As restated amounts do not include the impact of the adoption of SAB 108. Refer to Note 1 to the Condensed Consolidated Financial Statements entitled “Basis of presentation” for the combined impact of the restatement and the adoption of SAB 108.

(2)

Previously reported as a single line in our Quarterly Report on Form 10-Q Condensed Consolidated Balance Sheet. However, our current Condensed Consolidated Balance Sheet presents separately $120 million of Current deferred tax assets and $118 million of Prepaid expenses and other current assets, as restated and adjusted for SAB 108.

During the first three quarters of fiscal 2006, we presented certain immaterial other non-product revenue as a reduction in Selling, general and administrative expenses. We have restated Net sales and Selling, general and administrative expenses by increases of $19 million and $35 million for the thirteen and twenty-six weeks ended July 29, 2006, respectively, to correctly present other non-product revenue in Net sales. This resulted in an increase in Net sales and an increase in Selling, general and administrative expenses.

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

Our Business

We generate sales, earnings, and cash flows by retailing toys, baby-juvenile products and children’s apparel worldwide. Our reportable segments are Toys “R” Us – U.S. (“Toys – U.S.”), which operates toy stores in 49 states and Puerto Rico and sells merchandise through our Internet sites; Toys “R” Us – International (“International”), which operates and licenses or franchises stores in 33 foreign countries; and Babies “R” Us (“Babies”), which operates specialty baby-juvenile stores in 41 states. As of August 4, 2007, there were 1,533 “R” Us branded retail stores worldwide.

Restatement of Previously Issued Financial Statements

In the fourth quarter of fiscal 2006, we identified errors in the way we had previously accounted for income taxes. We did not properly record deferred tax accounts on a net basis by legal entity and taxing jurisdiction, as required by Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS 109”). As a result, we have restated the accompanying Condensed Consolidated Balance Sheet as of July 29, 2006. The restatement adjustments did not impact our previously reported Consolidated Statements of Operations, Consolidated Statements of Cash Flows, or Consolidated Statements of Stockholder’s Deficit. Refer to Note 13 to the Condensed Consolidated Financial Statements entitled “Restatement of previously issued financial statements” for further details.

During the third quarter of fiscal 2006, we reorganized our operations, resulting in Toysrus.com being reflected as part of our Toys-U.S. segment. Prior year information has been restated to reflect the current segment structure.

Adoption of SAB 108

In the fourth quarter of fiscal 2006, we adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). As permitted under the transition provisions of SAB 108, in the prior fiscal year, we recorded a cumulative $(24) million adjustment to opening retained deficit as of January 29, 2006 and adjusted our financial results for the first three quarters of fiscal 2006. These adjustments relate principally to tax-related errors from fiscal years 2005 and 2004 with the balance applicable to years prior to fiscal 2004. We have restated our previously issued financial statement information included in this document. Refer to Note 1 of the Condensed Consolidated Financial Statements entitled “Basis of presentation” for further details.

Financial Performance

As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen and twenty-six weeks ended August 4, 2007 compared to the thirteen and twenty-six weeks ended July 29, 2006:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales growth (versus prior year)	7.1%	15.0%	7.2%	13.6%
Gross margin as a percentage of net sales	35.9%	34.9%	35.6%	35.1%
Selling, general and administrative expenses as a percentage of net sales	31.5%	30.3%	31.1%	30.6%
Net loss	$(42)	$(111)	$(83)	$(156)

Consolidated net sales for the thirteen and twenty-six weeks ended August 4, 2007 increased due to comparable store net sales improvements at all of our divisions, increased net sales from the opening of an additional 43 wholly-owned stores worldwide since July 29, 2006, and benefits in foreign currency translation. Prior year net sales growth for the periods presented were positively impacted by the consolidation of Toys “R” Us-Japan Ltd. (“Toys-Japan”) beginning in the first quarter of 2006.

Gross margin as a percentage of net sales for the thirteen weeks ended August 4, 2007 increased due to improvements in initial markup at all of our divisions, partially offset by increased markdowns at our Babies and International divisions. Gross margin as a percentage of net sales for the twenty-six weeks ended August 4, 2007 increased due to improvements in initial markup at all of our divisions, partially offset by increases in markdowns at our Babies and Toys – U.S. divisions.

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales for the thirteen and twenty-six weeks ended August 4, 2007 primarily increased due to payroll-related, store occupancy, corporate-related, and advertising expenses.

Net loss for the thirteen and twenty-six weeks ended August 4, 2007 decreased primarily due to increased net sales, an improvement in gross margin, net gains on sales of properties, and a decrease in interest expense, partially offset by an increase in SG&A. Net loss for the twenty-six weeks ended August 4, 2007 was also impacted by decreased depreciation and amortization expenses.

During the second quarter of fiscal 2007, we, along with our vendors, issued recalls for certain products that may not meet or exceed our high safety and quality assurance standards. The terms and conditions of our current standard form of purchase order require vendors to reimburse us for all of the costs incurred by us in connection with a recall of such vendor’s merchandise. These recalls have not had a material impact on our Condensed Consolidated Financial Statements.

Comparable Store Net Sales

We include, in computing comparable store net sales, stores that have been open for 56 weeks (1 year and 4 weeks) from their “soft” opening date. A soft opening is typically two weeks prior to the grand opening. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 56 weeks or more, we can better gauge how the core store base is performing since it excludes store openings and closings.

Various factors affect comparable store net sales, including the number of stores we open or close, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, and the cannibalization of existing store sales by new stores. Among other things, weather conditions can affect comparable store net sales because inclement weather can require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store net sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store net sales will continue to fluctuate in the future.

The percentages, as set forth in the table below, represent changes in comparable store net sales compared to the same period in the prior year.

	13 Weeks Ended		26 Weeks Ended
Comparable Store Net Sales Performance	August 4, 2007 vs. 2006	July 29, 2006 vs. 2005 (2)	August 4, 2007 vs. 2006	July 29, 2006 vs. 2005 (2)
Toys “R” Us—U.S.	1.1%	(0.2)%	3.1%	(3.6)%
Toys “R” Us—International (1)	5.9%	(0.4)%	4.9%	1.6%
Babies “R” Us	2.2%	5.8%	2.5%	5.2%

(1)	Includes wholly-owned operations. Toys-Japan is considered a wholly-owned operation beginning fiscal 2006.
(2)

Comparable store net sales performance for the thirteen and twenty-six weeks ended July 29, 2006, as compared to the same periods in fiscal 2005, excludes the operations of Toys-Japan, whose results we began consolidating in fiscal 2006.

Store Count by Division (Segment)

	Divisional Store Count
	August 4, 2007	July 29, 2006	Change
Toys “R” Us—U.S.	585	587	(2)
Toys “R” Us—International (1)	693	649	44
Babies “R” Us	255	234	21

Total	1,533	1,470	63

(1)

Store count as of August 4, 2007 includes 494 wholly-owned (including 169 in Japan) and 199 licensed and franchised stores. Store count as of July 29, 2006 includes 472 wholly-owned (including 164 in Japan) and 177 licensed and franchised stores.

Net Loss

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 4, 2007	July 29, 2006	$ Change	August 4, 2007	July 29, 2006	$ Change
Net loss	$(42)	$(111)	$69	$(83)	$(156)	$73

Net loss decreased by $69 million for the thirteen weeks ended August 4, 2007, compared to the same period last year. The net loss decreased primarily due to increases in our gross margin of $88 million as a result of increased overall net sales; an increase in income tax benefit of $43 million; net gains on sales of properties of $12 million primarily related to the consummation of a lease termination agreement; and decreased interest expense of $9 million primarily due to reduced borrowings and reduced amortization of deferred financing costs. Partially offsetting the decreases to our net loss were increases in SG&A of $82 million primarily as a result of increases in payroll-related, store occupancy, corporate-related, and advertising expenses.

Net loss decreased by $73 million for the twenty-six weeks ended August 4, 2007, compared to the same period last year. The net loss decreased primarily due to increases in our gross margin of $148 million as a result of increased overall net sales; decreased interest expense of $17 million primarily due to reduced borrowings and reduced amortization of deferred financing costs in fiscal 2007; decreases in depreciation and amortization expense of $16 million primarily due to accelerated depreciation related to the fiscal 2005 restructuring initiative recorded in the first quarter of fiscal 2006; and net gains on sales of properties of $16 million primarily related to the consummation of a lease termination agreement. Partially offsetting the decreases to our net loss were increases in SG&A of $134 million primarily as a result of increases in payroll-related, store occupancy, corporate-related, and advertising expenses.

Net Sales

During the second quarter of fiscal 2007, we, along with our vendors, issued recalls for certain products that may not meet or exceed our high safety and quality assurance standards. The terms and conditions of our current standard form of purchase order require vendors to reimburse us for all of the costs incurred by us in connection with a recall of such vendor’s merchandise. These recalls have not had a material impact on our Condensed Consolidated Financial Statements.

	13 Weeks Ended
					Percentage of Net Sales
(In millions)	August 4, 2007	July 29, 2006	$ Change	% Change	August 4, 2007	July 29, 2006
Toys “R” Us—U.S.	$994	$980	$14	1.4%	38.2%	40.3%
Toys “R” Us—International	998	890	108	12.1%	38.3%	36.6%
Babies “R” Us	613	562	51	9.1%	23.5%	23.1%

Total net sales	$2,605	$2,432	$173	7.1%	100.0%	100.0%

For the thirteen weeks ended August 4, 2007, net sales increased by $173 million, or 7.1%, to $2.6 billion from $2.4 billion for the same period last year. Net sales for the thirteen weeks ended August 4, 2007 included the impact of foreign currency translation that increased net sales by $24 million.

The increase in net sales for thirteen weeks ended August 4, 2007, excluding foreign currency translation, was primarily the result of increased comparable store net sales at our International, Babies, and Toys—U.S. divisions of 5.9%, 2.2%, and 1.1%, respectively. In addition, net sales in our International and Babies divisions increased compared to the same period last year due to net sales related to the opening of 22 wholly-owned International stores and 21 Babies stores in the United States since July 29, 2006.

	26 Weeks Ended
					Percentage of Net Sales
(In millions)	August 4, 2007	July 29, 2006	$ Change	% Change	August 4, 2007	July 29, 2006
Toys “R” Us—U.S.	$2,018	$1,995	$23	1.2%	38.9%	41.2%
Toys “R” Us—International	1,906	1,683	223	13.3%	36.8%	34.8%
Babies “R” Us	1,262	1,159	103	8.9%	24.3%	24.0%

Total net sales	$5,186	$4,837	$349	7.2%	100.0%	100.0%

For the twenty-six weeks ended August 4, 2007, net sales increased by $349 million, or 7.2%, to $5.2 billion from $4.8 billion for the same period last year. Net sales for the twenty-six weeks ended August 4, 2007 included the impact of foreign currency translation that increased net sales by $64 million.

The increase in net sales for twenty-six weeks ended August 4, 2007, excluding foreign currency translation, was primarily the result of increased comparable store net sales at our International, Toys—U.S., and Babies divisions of 4.9%, 3.1%, and 2.5%, respectively. In addition, net sales in our International and Babies divisions increased compared to the same period last year due to net sales related to the opening of 22 wholly-owned International stores and 21 Babies stores in the United States since July 29, 2006.

Toys “R” Us – U.S.

Net sales for the Toys – U.S. division increased by $14 million, or 1.4%, to $994 million for the thirteen weeks ended August 4, 2007, compared to $980 million in the same period last year. The increase in net sales was primarily a result of increases in our internet-based net sales, as well as an increase in comparable store net sales of 1.1%.

The comparable store net sales increase was primarily the result of increases in our entertainment category, which were driven by the continued strong demand for the Nintendo Wii video game system and related accessories. These increases were partially offset by lower sales in our juvenile and apparel categories, which were primarily impacted by a change in product assortments.

Net sales for the Toys – U.S. division increased by $23 million, or 1.2%, to $2,018 million for the twenty-six weeks ended August 4, 2007, compared to $1,995 million in the same period last year. The increase in net sales was primarily a result of increases in our internet-based net sales, as well as an increase in comparable store net sales of 3.1%. These increases were partially offset by decreased net sales as a result of the closing of 84 stores during the first quarter of 2006.

The comparable store net sales increase was primarily a result of increases in our entertainment and seasonal categories. Increases in the entertainment category were primarily a result of the strong demand for the Nintendo Wii video game system and related accessories. Demand for gym sets drove the increases in the seasonal category. These increases were partially offset by lower sales in our juvenile and apparel categories, which were primarily impacted by a change in product assortments.

Toys “R” Us – International

Net sales for the International division increased by $108 million, or 12.1%, to $998 million for the thirteen weeks ended August 4, 2007, compared to $890 million in the same period last year. Excluding a $24 million increase in net sales due to foreign currency translation, the increase in International net sales was driven by an increase in comparable store net sales of 5.9%, as well as net sales from the opening of 22 additional wholly-owned International stores since July 29, 2006.

The comparable store net sales increase was primarily a result of increases in our entertainment, core toys, infant care and learning categories. The entertainment category increased due to continued strong demand for the Nintendo Wii and Sony PlayStation 3 video game systems and related accessories. The core toys category increased primarily due to higher sales of licensed action figures. The increase in the infant care category was primarily due to increased sales of infant consumables, bedding and furniture. The learning category benefited from sales of children video game systems and construction toys. These increases were partially offset by decreases in our seasonal category due to decreased demand for outdoor products and bicycles.

Net sales for the International division increased by $223 million, or 13.3%, to $1,906 million for the twenty-six weeks ended August 4, 2007, compared to $1,683 million in the same period last year. Excluding a $64 million increase in net sales due to foreign currency translation, the increase in International net sales was driven by an increase in comparable store net sales of 4.9%, as well as net sales from the opening of 22 additional wholly-owned International stores since July 29, 2006.

The comparable store net sales increase was primarily impacted by increases in our entertainment, infant care and core toys categories. The entertainment category increased due to continued strong demand for the Nintendo Wii and Sony PlayStation 3 video game systems and related accessories. The increase in the infant care category was primarily due to increased sales of infant consumables, bedding and furniture. The core toys category increased primarily due to higher sales of licensed action figures. These increases were partially offset by decreases in our seasonal category due to decreased demand for outdoor products and bicycles.

Babies “R” Us

Net sales for the Babies division increased by $51 million, or 9.1%, to $613 million, for the thirteen weeks ended August 4, 2007, compared to $562 million in the same period last year. The increase was primarily a result of net sales from the 21 Babies stores opened since July 29, 2006, as well as a 2.2% increase in comparable store net sales.

The comparable store net sales increase was primarily a result of increases in our commodities, infant care, and apparel categories. The commodities category was positively impacted by continued strong demand for value packaged diapers and wipes. The infant care category increased primarily due to safety products, video monitors and infant feeding products. The apparel category benefited from seasonal products such as activity and licensed team apparel. These increases were partially offset by lower sales in the furniture and bedding categories.

Net sales for the Babies division increased by $103 million, or 8.9%, to $1,262 million, for the twenty-six weeks ended August 4, 2007, compared to $1,159 million in the same period last year. The increase was primarily a result of net sales from the 21 Babies stores opened since July 29, 2006, as well as a 2.5% increase in comparable store net sales.

The comparable store net sales increase was primarily a result of increases in our commodities and infant care categories. The commodities category increased primarily due to strong demand for organic foods, value packaged diapers and wipes. The infant care category increased primarily due to strong demand for safety products, video monitors and infant feeding products. Increases in these categories were partially offset by lower sales in the furniture category.

Cost of Sales and Gross Margin

The following costs are included in Cost of sales and Gross margin:

•	The cost of acquired merchandise from vendors;

•	Freight in;

•	Markdowns;

•	Provision for inventory shortages; and

•	Credits and allowances from our merchandise vendors.

	13 Weeks Ended
				Percentage of Net Sales
(In millions)	August 4, 2007	July 29, 2006	$ Change	August 4, 2007	July 29, 2006	Percentage of Net Sales Change
Toys “R” Us—U.S.	$335	$320	$15	33.7%	32.7%	1.0%
Toys “R” Us—International	365	318	47	36.6%	35.7%	0.9%
Babies “R” Us	236	210	26	38.5%	37.4%	1.1%

Total gross margin	$936	$848	$88	35.9%	34.9%	1.0%

Gross margin increased by $88 million to $936 million for the thirteen weeks ended August 4, 2007, compared to $848 million in the same period last year. Gross margin as a percentage of net sales increased by 1.0 percentage point for the thirteen weeks ended August 4, 2007, compared to the same period last year. Gross margin as a percentage of net sales was positively impacted by improvements in initial markup at all of our divisions. These increases were partially offset by increased markdowns at our Babies and International divisions.

	26 Weeks Ended
				Percentage of Net Sales
(In millions)	August 4, 2007	July 29, 2006	$ Change	August 4, 2007	July 29, 2006	Percentage of Net Sales Change
Toys “R” Us—U.S.	$674	$662	$12	33.4%	33.2%	0.2%
Toys “R” Us—International	679	595	84	35.6%	35.4%	0.2%
Babies “R” Us	492	440	52	39.0%	38.0%	1.0%

Total gross margin	$1,845	$1,697	$148	35.6%	35.1%	0.5%

Gross margin increased by $148 million to $1.8 billion for the twenty-six weeks ended August 4, 2007, compared to $1.7 billion in the same period last year. Gross margin as a percentage of net sales increased by 0.5 percentage point for the twenty-six weeks ended August 4, 2007, compared to the same period last year. Gross margin as a percentage of net sales was positively impacted by improvements in initial markup at all of our divisions, partially offset by increases in markdowns at our Babies and Toys – U.S. divisions.

Toys “R” Us – U.S.

Gross margin increased by $15 million to $335 million for the thirteen weeks ended August 4, 2007, compared to $320 million in the same period last year. Gross margin as a percentage of net sales for the thirteen weeks ended August 4, 2007 increased 1.0 percentage point compared to the same period last year, primarily due to improved initial markup as a result of lower product costs.

Gross margin increased by $12 million to $674 million for the twenty-six weeks ended August 4, 2007, compared to $662 million in the same period last year. Gross margin as a percentage of net sales for the twenty-six weeks ended August 4, 2007 increased 0.2 percentage points compared to the same period last year. The increase in gross margin as a percentage of net sales was primarily due to improved initial markup, which contributed a 1.0 percentage point increase, partially offset by increased markdowns, which contributed a 0.8 percentage point decrease.

The improved initial markup was primarily a result of lower product costs. The increase in markdown costs was the result of planned increases in promotional events and clearance markdowns taken to keep inventory current.

Toys “R” Us – International

Gross margin increased by $47 million to $365 million for the thirteen weeks ended August 4, 2007, compared to $318 million in the same period last year. Gross margin as a percentage of net sales for the thirteen weeks ended August 4, 2007 increased 0.9 percentage points.

The increase in gross margin as a percentage of net sales was primarily a result of improved initial markup in certain markets due to favorable changes in our sales mix toward higher margin products such as juvenile furniture and apparel in our infant care category and licensed products in our core toy category. These increases were partially offset in other markets by additional markdowns due to increased promotional activity. Additionally, our change in accounting method for valuing merchandise inventories of our international wholly-owned subsidiaries from the retail inventory method to the weighted average cost method (see Note 3 to the Condensed Consolidated Financial Statements entitled “Change in accounting principle”) contributed an approximate $5 million increase to our gross margin for the thirteen weeks ended August 4, 2007.

Gross margin increased by $84 million to $679 million for the twenty-six weeks ended August 4, 2007, compared to $595 million in the same period last year. Gross margin as a percentage of net sales for the twenty-six weeks ended August 4, 2007 increased 0.2 percentage points.

The increase in gross margin as a percentage of net sales was primarily a result of improved initial markup in certain markets due to favorable changes in our sales mix toward higher margin products such as juvenile furniture and apparel in our infant care category and licensed products in our core toy category. Additionally, our change in accounting method for valuing merchandise inventories of our international wholly-owned subsidiaries from the retail inventory method to the weighted average cost method (see Note 3 to the Condensed Consolidated Financial Statements entitled “Change in accounting principle”) contributed an approximate $11 million increase to our gross margin for the twenty-six weeks ended August 4, 2007.

Babies “R” Us

Gross margin increased by $26 million to $236 million for the thirteen weeks ended August 4, 2007 compared to $210 million for the same period last year. Gross margin as a percentage of net sales increased 1.1 percentage points compared to the same period last year. The increase in gross margin as a percentage of net sales was primarily due to improved initial markup, which contributed a 1.8 percentage point increase, partially offset by an increase in markdowns, which contributed a 0.7 percentage point decrease.

The improved initial markup was primarily a result of a favorable change in our sales mix toward higher margin products in apparel and infant care categories and increased supplier promotional support. This increase in gross margin percentage was partially offset by additional markdowns to keep inventory current.

Gross margin increased by $52 million to $492 million for the twenty-six weeks ended August 4, 2007 compared to $440 million for the same period last year. Gross margin as a percentage of net sales increased 1.0 percentage points compared to the same period last year. The increase in gross margin as a percentage of net sales was primarily due to an increase in initial markup, which contributed a 1.9 percentage point increase, partially offset by an increase in markdowns, which contributed a 0.9 percentage point decrease.

The improved initial markup was primarily a result of a favorable change in our sales mix toward higher margin products in apparel and infant care categories and increased supplier promotional support. This increase in gross margin percentage was partially offset by additional markdowns to keep inventory current as well as an increase in cross-division promotional offers.

Selling, General and Administrative Expenses (“SG&A”)

The following costs are included in SG&A:

•	Store payroll and payroll-related benefits;

•	Rent and other store operating expenses;

•	Advertising expenses;

•	Other income;

•	Costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and

•	Other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
(In millions)	August 4, 2007	July 29, 2006	$ Change	August 4, 2007	July 29, 2006	Percentage of Net Sales Change
Toys “R” Us—Consolidated	$820	$738	$82	31.5%	30.3%	1.2%

SG&A expenses increased $82 million to $820 million, for the thirteen weeks ended August 4, 2007, compared to $738 million for the same period last year. As a percentage of net sales, SG&A expenses increased 1.2 percentage points.

The increase in SG&A expenses was primarily due to increases in payroll-related, store occupancy, corporate-related, and advertising expenses. Increases in payroll-related and store occupancy expenses increased primarily due to new store openings at our International and Babies divisions, along with increased costs to improve store layouts at our Toys – U.S. division. Corporate-related expenses increased primarily due to the filling of higher-level positions at the Corporate division. Advertising expenses increased primarily at our Toys – U.S. division due to increases in print advertising.

	26 Weeks Ended
				Percentage of Net Sales
(In millions)	August 4, 2007	July 29, 2006	$ Change	August 4, 2007	July 29, 2006	Percentage of Net Sales Change
Toys “R” Us—Consolidated	$1,612	$1,478	$134	31.1%	30.6%	0.5%

SG&A expenses increased $134 million to $1.6 billion, for the twenty-six weeks ended August 4, 2007, compared to $1.5 billion for the same period last year. As a percentage of net sales, SG&A expenses increased 0.5 percentage points.

The increase in SG&A expenses was primarily due to increases in payroll-related, store occupancy, corporate-related, and advertising expenses. Payroll-related and store occupancy expenses increased primarily due to new store openings at our International and Babies divisions, along with increased costs to improve store layouts at our Toys – U.S. division. Corporate-related expenses increased primarily due to the filling of higher-level positions at the Corporate division. Advertising expenses increased primarily at our Toys – U.S. division due to increases in print advertising.

Depreciation and Amortization

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 4, 2007	July 29, 2006	$ Change	August 4, 2007	July 29, 2006	$ Change
Toys “R” Us—Consolidated	$101	$99	$2	$197	$213	$(16)

Depreciation and amortization increased by $2 million, or 2.0%, to $101 million for the thirteen weeks ended August 4, 2007, compared to the same period last year.

Depreciation and amortization decreased by $16 million, or 7.5%, to $197 million for the twenty-six weeks ended August 4, 2007, compared to the same period last year. The decrease was primarily attributed to $24 million of accelerated depreciation related to the fiscal 2005 restructuring initiative recorded in the first quarter of fiscal 2006, partially offset by higher depreciation expense at Babies and International due to stores opened since July 29, 2006.

Net gains on sales of properties

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 4, 2007	July 29, 2006	$ Change	August 4, 2007	July 29, 2006	$ Change
Toys “R” Us—Consolidated	$12	$—	$12	$16	$—	$16

Net gains on sales of properties increased by $12 million for the thirteen weeks ended August 4, 2007, compared to the same period last year. This increase was primarily due to gains related to the consummation of a lease termination agreement and the sale of two properties to Vornado Surplus 2006 Realty LLC.

Net gains on sales of properties increased by $16 million for the twenty-six weeks ended August 4, 2007, compared to the same period last year. This increase was primarily due to gains related to the consummation of a lease termination agreement and the sale of four properties to Vornado Surplus 2006 Realty LLC.

Refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Net gains on sales of properties” for further details.

Restructuring (Reversals) Charges and Other

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 4, 2007	July 29, 2006	$ Change	August 4, 2007	July 29, 2006	$ Change
Toys “R” Us—Consolidated	$(1)	$—	$(1)	$1	$5	$(4)

During the thirteen weeks ended August 4, 2007, net reversals of previously recorded reserves increased by $1 million as compared to the same period last year. The increase in net reversals was based on changes in management’s estimates primarily due to the termination and assignment of lease arrangements and sublease income adjustments.

During the twenty-six weeks ended August 4, 2007, net restructuring charges decreased by $4 million as compared to the same period last year. The decrease was primarily the result of a reduction in disposal charges and lease commitment charges related to our 2005 and 2001 initiatives incurred in the twenty-six weeks ended July 29, 2006.

Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Restructuring and other charges” for further details.

Interest Expense

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 4, 2007	July 29, 2006	$ Change	August 4, 2007	July 29, 2006	$ Change
Toys “R” Us—Consolidated	$(120)	$(129)	$9	$(242)	$(259)	$17

Interest expense decreased $9 million for the thirteen weeks ended August 4, 2007 compared to the thirteen weeks ended July 29, 2006, primarily due to reduced borrowings and reduced amortization of deferred financing costs in fiscal 2007. These decreases were partially offset by higher average interest rates.

Interest expense decreased $17 million for the twenty-six weeks ended August 4, 2007 compared to the twenty-six weeks ended July 29, 2006, primarily due to reduced borrowings and reduced amortization of deferred financing costs in fiscal 2007. These decreases were partially offset by higher average interest rates.

Interest Income

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 4, 2007	July 29, 2006	$ Change	August 4, 2007	July 29, 2006	$ Change
Toys “R” Us—Consolidated	$4	$5	$(1)	$12	$13	$(1)

Interest income decreased slightly by $1 million for the thirteen and twenty-six weeks ended August 4, 2007 compared to the same periods last year.

Income tax benefit

The following table summarizes our income tax benefit and effective tax rates for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006:

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Loss before income taxes and minority interest	$(88)	$(113)	$(179)	$(245)
Income tax benefit	45	2	89	89
Effective tax rate	(51.1)%	(1.8)%	(49.7)%	(36.3)%

The effective tax rates for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 were based primarily on our forecasted annualized effective tax rates, adjusted for significant and unusual items that occurred within the periods presented. Our forecasted annualized effective tax rate was 53.4% compared to 32.6% in the same period last year. The difference in our forecasted annualized effective tax rates was primarily due to improvements in our actual operating results for the twenty-six weeks ended August 4, 2007 and an increase in our forecasted pre-tax income for the remainder of fiscal 2007 as compared to the same period last year.

For the thirteen weeks ended August 4, 2007, our effective tax rate was impacted by additional income tax expense from adjustments to our current income taxes payable of $3 million and our FIN 48 liability of $2 million. The additional income tax expense was partially offset by income tax benefits related to settlements of certain tax audits of $3 million and changes in foreign and state tax laws of $1 million.

For the thirteen weeks ended July 29, 2006, our effective tax rate was impacted by additional income tax expense related to adjustments in certain estimated tax reserves of $3 million and changes in state tax laws of less than $1 million.

For the twenty-six weeks ended August 4, 2007, our effective tax rate was impacted by additional income tax expense from adjustments to settlements of certain tax audits of $2 million, adjustments to our FIN 48 liability of $2 million, and adjustments to our current income taxes payable of $1 million. The additional income tax expense was partially offset by an income tax benefit related to changes in foreign and state tax laws of $1 million.

For the twenty-six weeks ended July 29, 2006, our effective tax rate was impacted by additional income tax benefits related to the reversal of certain valuation allowance of $6 million, adjustments in certain estimated tax reserves of $3 million, and additional foreign tax credits of $2 million. The income tax benefits were slightly offset by income tax expense related to changes in state tax laws of less than $1 million.

Liquidity and Capital Resources

Overview

At August 4, 2007, under our $2 billion secured revolving credit facility, we had $65 million in borrowings outstanding, $116 million of outstanding letters of credit, and remaining availability of $977 million. In addition, under our multi-currency revolving credit facilities, we had $38 million in borrowings outstanding and $356 million of remaining availability. We have classified borrowings under these revolving credit facilities as long-term, as the revolving credit facilities expire in fiscal 2010. However, we may pay these facilities down within the next twelve months if we have the ability to do so either through additional long-term financing or through cash from operating activities. As part of our normal course of business, we are continuously evaluating opportunities that will allow us to reduce the costs related to our borrowings.

In general, our primary uses of cash are debt servicing, financing construction of new stores and remodeling existing stores, providing for working capital, which principally represents the purchase of inventory, and paying expenses to operate our stores. We will consider additional sources of financing to fund our long-term growth. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is received for the holiday selling season. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations, our variable rate revolving credit facilities and the multi-currency revolving credit facilities.

We believe that cash generated from operations, along with our existing cash and revolving credit facilities, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months.

	26 Weeks Ended
(In millions)	August 4, 2007	July 29, 2006	$ Change	% Change
Net cash used in operating activities	$(635)	$(876)	$241	27.5%
Net cash used in investing activities	(64)	(111)	47	42.3%
Net cash provided by financing activities	155	625	(470)	(75.2)%
Effect of exchange rate changes on cash and cash equivalents	9	45	(36)	(80.0)%

Net decrease during period in cash and cash equivalents	$(535)	$(317)	$(218)	(68.8)%

Cash Flows Used in Operating Activities

During the twenty-six weeks ended August 4, 2007, net cash used in operating activities was $635 million compared to $876 million used in operating activities during the twenty-six weeks ended July 29, 2006. The $241 million decrease in net cash used in operating activities was primarily the result of changes in accounts payable due to extended payment terms from vendors, along with improved operating earnings at all of our divisions.

Cash Flows Used in Investing Activities

During the twenty-six weeks ended August 4, 2007, net cash used in investing activities was $64 million compared to $111 million for the twenty-six weeks ended July 29, 2006. The $47 million decrease in net cash used in investing activities was primarily due to a $61 million increase in cash flows resulting from a $21 million release of previously restricted cash in the twenty-six weeks ended August 4, 2007 compared to a $40 million increase in restricted cash related to property financings in the twenty-six weeks ended July 29, 2006. This decrease in net cash used in investing activities was partially offset by a $10 million increase in capital expenditures to $100 million in the twenty-six weeks ended August 4, 2007 from $90 million in the twenty-six weeks ended July 29, 2006.

Our capital expenditures are primarily for financing construction of new stores and remodeling existing stores. In addition, our capital expenditures include costs to improve and enhance our information technology systems. For the remainder of the fiscal year, we plan to increase our capital spend compared to prior year as we focus on the turnaround of the Toys – U.S. division, and continue our investments in our International and Babies divisions.

Cash Flows Provided by Financing Activities

During the twenty-six weeks ended August 4, 2007, net cash provided by financing activities was $155 million compared to $625 million for the twenty-six weeks ended July 29, 2006. The $470 million decrease in net cash provided by financing activities was primarily due to a $2,581 million reduction in borrowings, partially offset by a $2,065 million decrease in repayments. The decrease in gross borrowings and repayments reflects a reduction in refinancing activities compared to prior year. The net decrease in borrowings is primarily due to increased borrowings in the prior year due to the timing of refinancing payments, and lower borrowings on our revolving credit facilities in the current year due to improved cash flows from operating activities.

Debt

During the twenty-six weeks ended August 4, 2007, we made the following changes to our debt structure:

On February 8, 2007, Toys “R” Us Properties (UK) Limited borrowed an additional $4 million (£1.9 million) from the Junior Lender of our U.K. Real Estate Credit Facility under conditions previously specified in the original loan agreement dated February 8, 2006.

On June 1, 2007, Toys “R” Us—Delaware, Inc. (“Toys-Delaware”) used the $9 million proceeds from the properties sold on May 31, 2007 (refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Net gains on sales of properties”) to repay a portion of the $200 million asset sale facility.

Subsequent to quarter end, on August 23, 2007, Toys-Delaware repaid an additional $10 million of principal in connection with a lease termination agreement during the second quarter of fiscal 2007 (refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Net gains on sales of properties”), leaving an outstanding balance of $25 million.

On July 9, 2007, we notified the lenders for our $800 million secured real estate loan that we were exercising our first maturity date extension option, which extended the maturity date of the loan from August 9, 2007 to August 9, 2008. The other key terms of the loan were not changed as a result of the extension. We have the ability and intent to exercise our two remaining maturity date extension options to August 2009 and August 2010.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Annual Report on Form 10-K for the fifty-three weeks ended February 3, 2007, except for a change related to our adoption of FIN 48. The short-term and long-term net liabilities for uncertain tax positions under FIN 48 were $40 million and $108 million, respectively, as of February 4, 2007. During the twenty-six weeks ended August 4, 2007, the total unrecognized tax benefits did not change materially (refer to Note 6 to the Condensed Consolidated Financial Statements entitled “Income taxes”). At this time, we are not able to reasonably estimate when cash payments of the long-term liability for uncertain tax positions will occur.

Refer to the “CONTRACTUAL OBLIGATIONS” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, for details on our contractual obligations and commitments.

Credit Ratings

As of September 12, 2007, our current credit ratings, which are considered non-investment grade, were as follows:

	Moody’s	Standard and Poor’s
Long-term debt	B2	B
Outlook	Stable	Stable

On August 24, 2007, Moody’s confirmed our B2 rating and upgraded the outlook to Stable after having previously changed the outlook to Review for possible downgrade, as a result of our filing an extension for our Annual Report in Form 10-K. Moody’s stated that the Stable outlook is a result of the significant progress the company has made in improving its business performance and reducing financial leverage.

On June 29, 2007, Standard and Poor’s upgraded our corporate credit rating from B- with a Positive outlook to B with a Stable outlook. Prior to this rating, the Company had been placed on CreditWatch with positive implications, as a result of the filing of our Annual Report in Form 10-K. The latest rating change was based on improved operating performance and credit protection metrics.

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

Merchandise inventories

On February 4, 2007, we changed our accounting method for valuing our international wholly-owned subsidiaries’ merchandise inventories from the retail inventory method to the weighted average cost method. This change in accounting principle was a result of implementing a perpetual inventory system in our international locations that allows management to track our inventory costs at a product level. We have accounted for the change in accounting principle in accordance with SFAS No.154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). Refer to Note 3 to the Condensed Consolidated Financial Statements entitled “Change in accounting principles” for the impact on our condensed consolidated financial statements and further details.

As previously described in our fiscal 2006 Annual Report on Form 10-K, merchandise inventories for the Toys – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method. The excess of replacement or current cost over stated LIFO value is immaterial. All other merchandise inventories for our domestic subsidiaries are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method. As of August 4, 2007, February 3, 2007 and July 29, 2006, approximately 42%, 10% and 12%, respectively, of merchandise inventories were valued under the weighted average cost method.

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

Recent Accounting Pronouncements

Refer to Note 12 to the Condensed Consolidated Financial Statements entitled “Recent accounting pronouncements” for a discussion of recent accounting pronouncements and their impact on our consolidated financial statements.

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

There has been no significant change in our exposure to market risk during the twenty-six weeks ended August 4, 2007. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

In connection with the preparation of this Quarterly Report on Form 10-Q and as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (August 4, 2007), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based on our evaluation as of August 4, 2007, the material weakness in internal control over financial reporting described in Item 9A entitled “CONTROLS AND PROCEDURES” of the Annual Report on Form 10-K for the fiscal year ended February 3, 2007 has not been remediated, and, therefore, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (August 4, 2007).

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

Changes in Internal Control over Financial Reporting

In our ongoing effort to remediate the material weakness in our financial closing and reporting process, as disclosed in Item 9A entitled “CONTROLS AND PROCEDURES” of the Annual Report on Form 10-K for the fiscal year ended February 3, 2007, we implemented additional process and personnel improvements during the quarter. However, management concludes that the control enhancements implemented to date have not been operating effectively for a sufficient period of time in order to fully remediate the material weakness.

Other than the foregoing, there were no changes in the Company’s internal control over financial reporting during the Company’s second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 9 to the Condensed Consolidated Financial Statements entitled “Litigation and legal proceedings” for a discussion of material legal proceedings.

Item 1A.	Risk Factors

At August 4, 2007, there had not been any material changes to the information related to the ITEM 1A. “RISK FACTORS” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

TOYS “R” US, INC.
(Registrant)

Date: September 12, 2007	/s/ F. CLAY CREASEY, JR.
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