Form 10-Q
period 2007-11-03
TOYS R US INC
filed 2007-12-18
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2007
Commission file number 1-11609

TOYS “R” US, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3260693
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

One Geoffrey Way Wayne, New Jersey	07470
(Address of principal executive offices)	(Zip code)
(973) 617-3500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☑      No  ☐
     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☑
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☑
     As of November 30, 2007, there were outstanding 1,000 shares of common stock of Toys “R” Us, Inc. (all of which are owned by Toys “R” Us Holdings, Inc., our holding company, and are not publicly traded).

TOYS “R” US, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	November 3,	February 3,	October 28,
	2007	2007	2006
			(As restated)
ASSETS
Current Assets:
Cash and cash equivalents	$240	$765	$393
Accounts and other receivables	179	230	142
Merchandise inventories	3,308	1,690	3,073
Income tax receivable	144	—	—
Current deferred tax assets	77	43	130
Prepaid expenses and other current assets	159	129	137

Total current assets	4,107	2,857	3,875
Property and equipment, net	4,391	4,333	4,331
Goodwill, net	365	365	365
Deferred tax assets	146	95	125
Restricted cash	126	148	151
Other assets	497	497	518

	$9,632	$8,295	$9,365

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Short-term borrowings	$243	$151	$285
Accounts payable	2,113	1,303	1,619
Accrued expenses and other current liabilities	900	848	775
Income taxes payable	8	142	125
Current portion of long-term debt	48	66	65

Total current liabilities	3,312	2,510	` 2,869
Long-term debt	6,265	5,722	6,716
Deferred tax liabilities	34	74	29
Deferred rent liabilities	257	248	258
Other non-current liabilities	371	282	265
Minority interest in Toys “R” Us Japan	130	134	131
Stockholder’s deficit	(737)	(675)	(903)

	$9,632	$8,295	$9,365

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions)

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	$2,781	$2,534	$7,967	$7,371
Cost of sales	1,804	1,673	5,145	4,813

Gross margin	977	861	2,822	2,558

Selling, general and administrative expenses	924	802	2,536	2,280
Depreciation and amortization	94	92	291	305
Net gains on sales of properties	(18)	(109)	(34)	(109)
Restructuring charges (reversals) and other	3	(1)	4	4

Total operating expenses	1,003	784	2,797	2,480

Operating (loss) earnings	(26)	77	25	78
Other (expense) income:
Interest expense	(136)	(141)	(378)	(401)
Interest income	3	4	15	17

Loss before income taxes and minority interest	(159)	(60)	(338)	(306)
Income tax benefit	81	94	170	183
Minority interest	2	7	9	8

Net (loss) income	$(76)	$41	$(159)	$(115)

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	39 Weeks Ended
	November 3,	October 28,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(159)	$(115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291	305
Gains on sales of properties	(34)	(109)
Amortization of debt issuance costs	23	50
Deferred income taxes	(58)	(197)
Other	8	3
Changes in operating assets and liabilities:
Accounts and other receivables	67	106
Merchandise inventories	(1,575)	(1,366)
Prepaid expenses and other operating assets	(28)	(34)
Accounts payable	746	264
Accrued expenses and other liabilities	(73)	(113)
Income taxes payable and receivable	(154)	(32)

Net cash used in operating activities	(946)	(1,238)

Cash Flows from Investing Activities:
Capital expenditures	(218)	(170)
Decrease (increase) in restricted cash	22	(44)
Acquisition of minority interest in Toysrus.com	—	(6)
Cash effect of the consolidation of Toys “R” Us-Japan	—	6
Proceeds from sale of fixed assets	56	217

Net cash (used in) provided by investing activities	(140)	3

Cash Flows from Financing Activities:
Long-term debt borrowings	760	3,298
Short-term debt borrowings	199	126
Long-term debt repayment	(330)	(2,743)
Short-term debt repayment	(115)	(25)
Dividend paid to Toys “R” Us-Japan minority interest	(1)	(5)
Capitalized debt issuance costs	—	(42)

Net cash provided by financing activities	513	609

Effect of exchange rate changes on cash and cash equivalents	48	38

Cash and cash equivalents:
Net decrease during period	(525)	(588)
Cash and cash equivalents at beginning of period	765	981

Cash and cash equivalents at end of period	$240	$393

See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT
(Unaudited)
(In millions)

				Accumulated
	Common Stock			other		Total
	Issued (1)		Additional	comprehensive	Retained	stockholder’s
($ in millions)	Shares	Amount	paid-in capital	loss	deficit	deficit
Balance, February 3, 2007	—	$—	$4	$(95)	$(584)	$(675)
Cumulative effect of change in accounting principle, net of tax (Note 3)	—	—	—	—	(9)	(9)
Cumulative effect of adoption of FIN 48 (Note 6)	—	—	—	—	21	21
Net loss	—	—	—	—	(159)	(159)
Unrealized loss on hedged transactions, net of tax	—	—	—	(1)	—	(1)
Minimum pension liability adjustment, net of tax	—	—	—	(1)	—	(1)
Foreign currency translation adjustments, net of tax	—	—	—	83	—	83
Stock compensation expense	—	—	4	—	—	4

Balance, November 3, 2007	—	$—	$8	$(14)	$(731)	$(737)

(1)	$0.01 par value; authorized 3,000 shares, outstanding 1,000 shares.
See accompanying notes to the condensed consolidated financial statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of November 3, 2007, February 3, 2007, and October 28, 2006, the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006, the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, and the Condensed Consolidated Statement of Stockholder’s Deficit for the thirty-nine weeks ended November 3, 2007, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Consolidated Balance Sheet at February 3, 2007 presented herein has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 3, 2007. The results of operations for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006 are not necessarily indicative of operating results of the full year.
As of February 4, 2007, we changed our accounting method for valuing our international wholly-owned subsidiaries’ merchandise inventories from the retail inventory method to the weighted average cost method. We have accounted for the change in accounting principle in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). Refer to Note 3 to the Condensed Consolidated Financial Statements entitled “Change in accounting principle” for the impact on our Condensed Consolidated Financial Statements and further details.
As of February 4, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (As amended) – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). Refer to Note 6 to the Condensed Consolidated Financial Statements entitled “Income taxes” for the impact on our Condensed Consolidated Financial Statements.
In the fourth quarter of fiscal 2006, we identified errors in the way we had previously accounted for income taxes. We did not properly record deferred tax accounts on a net basis by legal entity and taxing jurisdiction, as required by SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). As a result, we have restated the accompanying Condensed Consolidated Balance Sheet as of October 28, 2006. Refer to Note 13 to the Condensed Consolidated Financial Statements entitled “Restatement of previously issued financial statements” for further details.
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
The impact of the adoption of SAB 108 and restatement on our interim results for the thirteen and thirty-nine weeks ended October 28, 2006 is summarized below:

	October 28, 2006
	Previously	As
(In millions)	reported	adjusted(1)
Deferred tax assets	$610	$125
Income taxes payable	107	125
Stockholder’s deficit	(878)	(903)

(1)	As adjusted amounts include the impact of the restatement (See Note 13 entitled “Restatement of previously issued financial statements”) and the adoption of SAB 108.

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006		October 28, 2006
	Previously	As	Previously
(In millions)	reported	adjusted	reported	As adjusted
Income tax benefit	$82	$94	$184	$183
Net (loss) income	29	41	(114)	(115)
During the first three quarters of fiscal 2006, we presented certain immaterial other non-product revenue as a reduction in Selling, general and administrative expenses. We have restated Net sales and Selling, general and administrative expenses in the thirteen and thirty-nine week periods ended October 28, 2006 to correctly present other non-product revenue in Net sales. This resulted in an increase in Net sales and an increase in Selling, general and administrative expenses. Refer to Note 13 to the Condensed Consolidated Financial Statements entitled “Restatement of previously issued financial statements” for further details.

2. Restructuring and other charges
Our Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006 included the following pre-tax charges related to restructuring initiatives from prior years:

	13 weeks ended		39 weeks ended
	November 3,	October 28,	November 3,	October 28,
(In millions)	2007	2006	2007	2006
2005 initiative
Restructuring charges (reversals) and other	$1	$(4)	$2	$2
Depreciation and amortization	—	—	—	24
Cost of sales	—	—	—	3

Total charges related to 2005 initiative	$1	$(4)	$2	$29

2003 and prior years’ initiatives
Restructuring charges and other	$2	$3	$2	$2

Total charges related to 2003 and prior years’ initiatives	$2	$3	$2	$2

Total	$3	$(1)	$4	$31

During the thirteen weeks ended November 3, 2007, we recorded charges of $3 million based on changes in estimated lease commitments. During the thirteen weeks ended October 28, 2006, we recorded charges of $3 million for changes in estimated lease commitments and disposal charges, which were offset by the reversal of $4 million of reserves primarily for previously recorded lease commitments on properties sold during the third quarter of 2006.
During the thirty-nine weeks ended November 3, 2007, we recorded charges of $7 million and reversed $3 million of previously recorded reserves based on changes in estimated lease commitments. For the thirty-nine weeks ended October 28, 2006, we incurred $10 million of charges relating to lease commitments and disposal charges, which were partially offset by the reversal of $6 million of previously recorded reserves primarily related to lease commitments and severance. For the thirty-nine weeks ended October 28, 2006, we also incurred $3 million of inventory markdowns and liquidator fees that were recorded in Cost of sales, and $24 million of accelerated depreciation related to the closed and converted stores from our 2005 initiative.
Restructuring charges (reversals) related to prior years’ initiatives are primarily due to changes in management’s estimates for events such as lease terminations, assignments and sublease income adjustments.
Our Condensed Consolidated Balance Sheets as of November 3, 2007, February 3, 2007 and October 28, 2006 included the following restructuring reserves in Accrued expenses and other current liabilities and Other non-current liabilities, which we believe are adequate to cover our commitments:

	November 3,	February 3,	October 28,
(In millions)	2007	2007	2006
2005 initiative	$10	$11	$10
2003 and prior years’ initiatives	51	63	67

Total	$61	$74	$77

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
A reconciliation of the activity by major type of cost during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 is provided for this initiative below:

		Asset		Inventory	Accelerated
(In millions)	Lease commitments	impairment	Severance	markdowns	depreciation	Total
Beginning balance at February 3, 2007	$11	$—	$—	$—	$—	$11
Charges	3	—	—	—	—	3
Reversals	(1)	—	—	—	—	(1)
Utilized	(3)	—	—	—	—	(3)

Ending balance at November 3, 2007	$10	$—	$—	$—	$—	$10

Beginning balance at January 28, 2006	$1	$—	$8	$34	$—	$43
Charges	5	1	—	3	24	33
Reversals	(3)	—	(1)	—	—	(4)
Utilized	(6)	(1)	(6)	(37)	(24)	(74)
Reclassification (1)	12	—	—	—	—	12

Ending balance at October 28, 2006	$9	$—	$1	$—	$—	$10

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
The following is a reconciliation of the activity during the thirty-nine weeks ended November 3, 2007 and October 28, 2006:

	2003	2001	1998 and
(In millions)	initiative	initiative	1995	Total
Beginning balance at February 3, 2007	$4	$43	$16	$63
Charges	—	4	—	4
Reversals	—	—	(2)	(2)
Utilized	(2)	(8)	(4)	(14)

Ending balance at November 3, 2007	$2	$39	$10	$51

Beginning balance at January 28, 2006	$8	$51	$22	$81
Charges	3	1	—	4
Reversals	(1)	(1)	—	(2)
Utilized	(5)	(7)	(4)	(16)

Ending balance at October 28, 2006	$5	$44	$18	$67

3. Change in accounting principle
As of February 4, 2007, we changed our accounting method for valuing merchandise inventories of our international wholly-owned subsidiaries from the retail inventory method to the weighted average cost method. This change followed the implementation of a perpetual inventory system in our international locations, excluding Toys “R” Us Japan, Ltd. (“Toys-Japan”), which already utilizes a similar system and follows the weighted average cost method. The weighted average cost method utilizes the newly available perpetual inventory records to value inventories. We plan to change our accounting method for valuing merchandise inventories for our U.S. divisions from the retail inventory method to the weighted average cost method in fiscal 2008 when our perpetual inventory system is implemented domestically.
Management believes the weighted average cost method is preferable over the retail inventory method because it results in greater precision in the determination of cost of sales and merchandise inventories. Our newly instituted perpetual inventory system provides management product level detail by store on both a weighted average cost and retail price basis. Management believes the weighted average cost method provides for a better matching of cost of sales with related sales. Cost of sales under the weighted average cost method will represent the weighted average cost of the individual item sold rather than the cost of an item based on an average margin realized on an entire department as under the retail method. As of November 3, 2007, February 3, 2007 and October 28, 2006, we valued approximately 38%, 10% and 9%, respectively, of merchandise inventories under the weighted average cost method, with the remainder valued under the retail inventory method.
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
For comparability purposes, the following table sets forth the effects of the change in accounting principle by comparing our Condensed Consolidated Balance Sheet (as reported under the weighted average cost method) to pro forma Condensed Consolidated Balance Sheet (as if merchandise inventories were valued under the retail inventory method) as of November 3, 2007:
Condensed Consolidated Balance Sheet

			Increase (decrease)
(In millions)			from change in
As of November 3, 2007	As reported	Pro forma	accounting(1)
Merchandise inventories	$3,308	$3,310	$(2)
Total current assets	4,107	4,109	(2)
Total assets	9,632	9,634	(2)
Stockholder’s deficit	(737)	(735)	(2)
Total liabilities and stockholder’s deficit	9,632	9,634	(2)

(1)	Includes the cumulative effect of the change in accounting principle.

The effects of the change in accounting principle on our Condensed Consolidated Statement of Operations (as reported under the weighted average cost method) to pro forma Condensed Consolidated Statement of Operations (as if merchandise inventories were valued under the retail inventory method) for the thirteen weeks ended November 3, 2007 were immaterial. The effects of the change in accounting principle for the thirty-nine weeks ended November 3, 2007 are as follows:

			Increase (decrease)
(In millions)			from change in
For the 39 Weeks Ended November 3, 2007	As reported	Pro forma	accounting
Cost of sales	$5,145	$5,156	$(11)
Gross margin	2,822	2,811	11
Operating earnings	25	14	11
Loss before income taxes and minority interest	(338)	(349)	11
Income tax benefit	170	174	(4)
Net loss	(159)	(166)	7

4. Short-term borrowings and long-term debt
A summary of the Company’s consolidated short-term borrowings and long-term debt as of November 3, 2007, February 3, 2007 and October 28, 2006 is outlined in the table below:

	November 3,	February 3,	October 28,
(In millions)	2007	2007	2006
Short-term borrowings
Toys “R” Us Japan, Ltd. 0.75%-0.89% short-term bank loans due fiscal 2007	$243	$151	$285

Long-term debt
Note at an effective cost of 2.23% due in semi-annual installments through February 20, 2008	19	49	50
LIBOR plus 3.00%-4.00% asset sale facility, due July 19, 2008	—	44	44
LIBOR plus 1.30% secured real estate loan, due August 9, 2008 (a)	800	800	800
LIBOR plus 3.00% unsecured credit agreement, due December 9, 2008 (b)	1,300	1,300	1,300
LIBOR plus 1.50%-2.00% multi-currency revolving credit facility, expires fiscal 2010	28	—	190
LIBOR plus 1.00%-3.75% $2.0 billion secured revolving credit facility, expires fiscal 2010	489	—	836
7.625% notes, due fiscal 2011 (c)	518	522	523
LIBOR plus 4.25% secured term loan facility, due fiscal 2012	797	800	800
LIBOR plus 5.00% unsecured credit facility, due fiscal 2012	180	180	—
EURIBOR plus 1.50% French real estate credit facility, due fiscal 2012	93	84	82
EURIBOR plus 1.50% Spanish real estate credit facility, due fiscal 2012	193	173	171
5.02% U.K. real estate credit facility, due fiscal 2013	741	700	675
LIBOR plus 2.25% U.K. real estate credit facility, due fiscal 2013	132	121	118
7.875% notes, due fiscal 2013 (c)	392	391	390
Toys “R” Us-Japan, Ltd. 1.20%-2.80% loans due fiscal 2007-2020	161	152	156
7.375% notes, due fiscal 2018 (c)	407	408	408
8.75% debentures, due fiscal 2021 (d)	22	22	199
Capital leases and other	41	42	39

	6,313	5,788	6,781
Less current portion	48	66	65

Total long-term debt	$6,265	$5,722	$6,716

(a)	We have classified this loan as long-term debt because we have the contractual ability and intent to extend the due date to August 9, 2010.

(b)	We have the contractual ability and intent to extend the due date to December 7, 2010.

(c)	Represents obligations of the Toys “R” Us, Inc. legal entity.

(d)	Represents obligations of Toys “R” Us, Inc. and our subsidiary Toys “R” Us-Delaware, Inc. (“Toys-Delaware”).
As of November 3, 2007, we were in compliance with all of our financial covenants related to our outstanding debt. The total fair market value of our short-term borrowings and long-term debt, with a carrying value of $6.6 billion at November 3, 2007, was $6.2 billion. The total fair market value of our short-term borrowings and long-term debt approximated carrying value at February 3, 2007. The fair market values of our long-term debt are estimated using quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.
Borrowing availability
At November 3, 2007, under our $2 billion secured revolving credit facility, we had $489 million in borrowings outstanding, $125 million of outstanding letters of credit, and remaining availability of $1,380 million. In addition, under our multi-currency revolving credit facilities, we had $28 million in borrowings outstanding and $380 million of remaining availability. We have classified borrowings under these revolving credit facilities as long-term, as the revolving credit facilities expire in fiscal 2010. However, we may pay these facilities down within the next twelve months if we have the ability to do so either through additional long-term financing or through cash from operating activities.
Secured real estate loan, due August 9, 2008 ($800 million at November 3, 2007)
On July 9, 2007, we notified the lenders for our $800 million secured real estate loan that we were exercising our first maturity date extension option (the “First Extension Option”), which extended the maturity date of the loan from August 9, 2007 to August 9, 2008. The other key terms of the loan were not changed as a result of the extension. We have the ability and intent to exercise our two remaining maturity date extension options to August 2009 and August 2010. Pursuant to the First Extension Option, we were also required to extend our current interest rate cap through the end of the first maturity extension. Refer to Note 5 to the Condensed Consolidated Financial Statements entitled “Derivative instruments and hedging activities” for further details.

Asset sale facility, due July 19, 2008 ($0 at November 3, 2007)
On June 1, 2007, Toys-Delaware repaid $9 million of principal of the $200 million asset sale facility with proceeds from the properties sold in the second quarter of fiscal 2007. On August 23, 2007, Toys-Delaware repaid an additional $10 million of principal with proceeds from the lease termination agreement consummated during the second quarter of fiscal 2007. On November 2, 2007, Toys-Delaware repaid the remaining $25 million outstanding principal balance with a portion of the $29 million proceeds from the property sold during the third quarter of fiscal 2007. Refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Net gains on sales of properties” for additional information on each transaction. As of November 3, 2007, we had fully repaid the $200 million asset sale facility
Secured term loan facility, due fiscal 2012 ($797 million at November 3, 2007)
On November 2, 2007, Toys-Delaware used the remaining $4 million of the $29 million proceeds from property sold during the third quarter of fiscal 2007 (refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Net gains on sales of properties”) to repay a portion of the secured term loan facility.
U.K. real estate credit facility, due fiscal 2013 ($741 million at November 3, 2007)
As previously described in our fiscal 2006 Annual Report on Form 10-K, during fiscal 2006, we identified Vanwall Finance PLC (“Vanwall”) as a variable interest entity established with the limited purpose of issuing the notes under the credit agreement with Toys “R” Us Properties (UK) Limited (“Toys Properties”), our indirect wholly-owned subsidiary, and certain related transactions. Our loan agreement with Vanwall requires the Company to indemnify Vanwall against any loss or liability that Vanwall incurs as a consequence of any part of the loan being repaid or prepaid, including costs relating to terminating all or part of their interest rate swap. Management has performed an analysis of Vanwall in accordance with Financial Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) and has concluded that the Company is not the primary beneficiary of any gains or losses from Vanwall’s interest rate swap and the entity should not be consolidated.
U.K. real estate credit facility, due fiscal 2013 ($132 million at November 3, 2007)
On February 8, 2007, Toys Properties borrowed an additional $4 million from the Junior Lender of our U.K. real estate credit facility under conditions previously specified in the original loan agreement dated February 8, 2006.
Guarantees
Toys “R” Us, Inc. currently guarantees 80% of Toys-Japan’s three installment loans from a third party in Japan, totaling $41 million. These loans have annual interest rates of 2.6% – 2.8%, are due from 2012 to 2014, and are reported as part of the Toys-Japan loans of $161 million at November 3, 2007.
5. Derivative instruments and hedging activities
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. We record the fair market value of our derivatives, based on information provided by reliable third parties, as other assets and other non-current liabilities within our Condensed Consolidated Balance Sheets. The changes in fair value of our derivatives are recorded in the Condensed Consolidated Statements of Operations in Interest expense, unless the derivative is designated as a hedge. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The effective portion of a cash flow hedge is recorded to Other comprehensive loss; the ineffective portion of a cash flow hedge is recorded to Interest expense. For our derivatives that are designated under SFAS 133 as cash flow hedges, no material ineffectiveness existed at November 3, 2007 and October 28, 2006. We recorded less than $1 million and $1 million to Interest expense related to these cash flow hedges for the thirteen and thirty-nine weeks ended November 3, 2007, respectively. We reduced Interest expense by less than $1 million and $1 million related to these cash flow hedges for the thirteen and thirty-nine weeks ended October 28, 2006, respectively.
For the thirteen and thirty-nine weeks ended November 3, 2007, we recorded net charges to Interest expense of $12 million and $22 million, respectively, related to the change in fair value of our derivatives that do not qualify for hedge accounting. For the thirteen and thirty-nine weeks ended October 28, 2006 we recorded net charges to Interest expense of $2 million and $1 million, respectively, related to the change in fair value of our derivatives that did not qualify for hedge accounting.

Secured real estate loan, due August 9, 2008 ($800 million at November 3, 2007)
On July 27, 2007, we extended the interest rate caps on the $800 million notional amount related to the secured real estate loan. The amount paid to extend the caps was less than $1 million. The interest rate caps manage the variable cash flows associated with changes in the one-month LIBOR above 7.00% and mature in August 2008. The derivative contracts do not qualify for hedge accounting under SFAS 133.
Unsecured credit facility, due fiscal 2012 ($180 million at November 3, 2007)
On May 24, 2007, we entered into an interest rate cap for $91 million notional amount related to the $180 million unsecured credit facility due fiscal 2012, as required by the credit agreement. The amount paid to enter into the cap was less than $1 million. The interest rate cap manages the variable cash flows associated with changes in the one month LIBOR above 7.00% and matures in May 2009. The derivative contract does not qualify for hedge accounting under SFAS 133.
U.K. real estate credit facility, due fiscal 2013 ($132 million at November 3, 2007)
On April 5, 2007, we entered into an interest rate swap for $4 million notional amount related to the additional borrowings on the U.K. real estate credit facility made in February 2007 (See Note 4 entitled “Short-term borrowings and long-term debt”). The interest rate swap hedges the variable LIBOR for a fixed rate of interest of 5.69% until April 2013. The derivative contract is designated as a cash flow hedge under the long-haul method under SFAS 133.

6. Income taxes
The following table summarizes our income tax benefit and effective tax rates for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
($ in millions)	2007	2006	2007	2006
Loss before income taxes and minority interest	$(159)	$(60)	$(338)	$(306)
Income tax benefit	81	94	170	183
Effective tax rate	(50.9)%	(156.7)%	(50.3)%	(59.8)%
The effective tax rates for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively, were based primarily on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate was 50.3% compared to 34.5% in the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to our current year determination to deduct rather than claim credits for foreign taxes.
For the thirteen weeks ended November 3, 2007, our effective tax rate was impacted primarily by additional income tax benefit resulting from the reversal of valuation allowance of $10 million related to foreign tax credits. The additional income tax benefit was partially offset by income tax expense of $3 million from adjustments to our FIN 48 liability and our current taxes payable. For the thirteen weeks ended October 28, 2006, our effective tax rate was impacted by additional income tax benefits primarily related to the reversal of valuation allowance of $80 million. The income tax benefits were partially offset by income tax expense of $10 million related to adjustments in certain estimated tax reserves and non-deductible officer compensation.
For the thirty-nine weeks ended November 3, 2007, our effective tax rate was primarily impacted by additional income tax benefits of $11 million related to the reversal of valuation allowance and changes in tax laws. The additional income tax benefits were partially offset by income tax expense of $8 million related to adjustments to our FIN 48 liability, adjustments to our current income taxes payable, and settlements of certain tax audits. For the thirty-nine weeks ended October 28, 2006, our effective tax rate was impacted by additional income tax benefits primarily related to the reversal of valuation allowance of $86 million. The income tax benefits were offset by income tax expense of $8 million related to adjustments in certain estimated tax reserves, non-deductible officer compensation, and changes in state tax laws.
In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 on February 4, 2007.
Upon adoption of FIN 48, we decreased our liability for unrecognized tax benefits by $21 million (from $133 million to $112 million), which was accounted for as a cumulative effect reduction of retained deficit as of February 4, 2007. In addition, we have reflected additional unrecognized tax benefits and corresponding tax assets of $148 million. As a result, the total amount of unrecognized tax benefits was $260 million at February 4, 2007 (date of adoption).
Of the $260 million of unrecognized tax benefits, the amount that, if recognized, would affect our effective tax rate is $112 million. The remaining $148 million would affect our deferred tax accounts. Included within the unrecognized tax benefits recorded on February 4, 2007 was accrued interest and penalties of $28 million and $4 million, respectively. We accrue interest and penalties related to unrecognized tax benefits as a component of Income tax benefit on the Condensed Consolidated Statement of Operations.
We believe that it is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $47 million during the next 12 months as a result of settling uncertain intercompany tax positions in several of the jurisdictions in which we pay taxes.
At February 3, 2007, we reported tax reserves in the Income taxes payable line of our Condensed Consolidated Balance Sheet. As of November 3, 2007, we reported $47 million of the reserve for unrecognized tax benefits in Accrued expenses and other current liabilities and $109 million of the reserve for unrecognized tax benefits in Other non-current liabilities of our Condensed Consolidated Balance Sheet. These amounts do not include a portion of our unrecognized tax benefits, which have been recorded as a reduction of Deferred tax assets related to net operating losses. As of November 3, 2007, there have been no material changes to our unrecognized tax benefits since the date of adoption.
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
7. Comprehensive (loss) income
Comprehensive loss, net of taxes, is comprised of:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(In millions)	2007	2006	2007	2006
Net (loss) income	$(76)	$41	$(159)	$(115)
Foreign currency translation adjustments, net of tax	49	(16)	83	(36)
Unrealized loss on hedged transactions, net of tax	(1)	(5)	(1)	(7)
Minimum pension liability adjustment, net of tax	(1)	—	(1)	—

Comprehensive (loss) income	$(29)	$20	$(78)	$(158)

8. Segments
Our reportable segments are: Toys “R” Us-U.S. (“Toys – U.S.”), which operates toy stores in 49 states and Puerto Rico and is responsible for our internet operations; Toys “R” Us-International (“International”), which operates and licenses or franchises toy stores in 34 foreign countries with wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom, and consolidates the results of Toys-Japan; and Babies “R” Us (“Babies”), which operates stores in 42 states. We identify segments based on the information used by our chief operating decision maker to analyze performance and to allocate resources among each business unit of the Company. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

A summary of operations by reportable segment is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(In millions)	2007	2006	2007	2006
Net sales
Toys “R” Us — U.S.	$1,040	$986	$3,058	$2,981
Toys “R” Us — International	1,107	948	3,013	2,630
Babies “R” Us	634	600	1,896	1,760

Total net sales	$2,781	$2,534	$7,967	$7,371

Operating (loss) earnings
Toys “R” Us — U.S.	$(95)	$(54)	$(91)	$(63)
Toys “R” Us — International	37	(6)	31	(18)
Babies “R” Us	93	87	275	243
Corporate and other charges	(76)	(60)	(220)	(189)
Net gains on sales of properties	18	109	34	109
Restructuring and other charges	(3)	1	(4)	(4)

Operating (loss) earnings	(26)	77	25	78
Interest expense	(136)	(141)	(378)	(401)
Interest income	3	4	15	17

Loss before income taxes and minority interest	$(159)	$(60)	$(338)	$(306)

	November 3,	February 3,	October 28,
(In millions)	2007	2007	2006
Merchandise inventories
Toys “R” Us — U.S.	$1,663	$716	$1,631
Toys “R” Us — International (1)	1,260	637	1,104
Babies “R” Us	385	337	338

Total merchandise inventories	$3,308	$1,690	$3,073

(1)	Refer to Note 3 Condensed Consolidated Financial Statement entitled “Change in accounting principle” for the impact of the change in accounting method for valuing our international subsidiaries’ inventories.
9. Litigation and legal proceedings
During the third quarter of fiscal 2007, we adjusted certain legal reserves due to changes in facts and circumstances of pending legal actions yielding no material change to the overall amount of our legal reserves.
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
10. Net gains on sales of properties
During the third quarter of fiscal 2007, we sold our interest in an idle distribution center for gross proceeds of approximately $29 million, resulting in a gain of $18 million for the thirteen and thirty-nine weeks ended November 3, 2007.
During the second quarter of fiscal 2007, we consummated a lease termination agreement resulting in a net gain of $10 million.
In the third quarter of fiscal 2006, Toys-Delaware and MAP 2005 Real Estate, LLC (“MAP”) (collectively referred to herein as “Seller”), both wholly-owned subsidiaries, consummated the sale of its interest in 38 properties, out of a total agreed upon sale of 42 properties, to Vornado Surplus 2006 Realty LLC, a Delaware limited liability company, an affiliate of Vornado Realty Trust, an indirect equity owner of the Company and the Seller for gross proceeds of approximately $178 million. As a result of the sale of these properties, the Company recorded a gain of $91 million for the thirteen and thirty-nine weeks ended October 28, 2006. In the first quarter of fiscal 2007, the Seller sold two additional properties for gross proceeds of approximately $5 million and recorded a gain of $3 million. During the second quarter of fiscal 2007, the Seller completed the sale of the two remaining properties for gross proceeds of $9 million and recorded a gain of $2 million.
In addition, during the third quarter of 2006, Toys “R” Us Properties Ltd. sold its interest in and assets related to a leased property in Cardiff, U.K. to an unrelated third party for gross proceeds of approximately $26 million, resulting in a gain of $21 million for the thirteen and thirty-nine weeks ended October 28, 2006.
11. Related party transactions
Transactions with the Sponsors
We are indirectly owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co., and Vornado Realty Trust (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the Merger Transaction on July 21, 2005. We recorded management and advisory fees of $4 million and $12 million for the thirteen and thirty-nine weeks ended November 3, 2007, respectively. For the thirteen and thirty-nine weeks ended October 28, 2006, we recorded management and advisory fees of $4 million and $15 million, respectively.
From time to time, the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. On December 1, 2006, Toys-Delaware entered into an unsecured credit facility with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co. L.P., all indirect equity owners of the Company, which each participated in 15% of the loan amount. At November 3, 2007, we owed $180 million under the unsecured credit facility due fiscal 2012. Refer to Note 4 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt.”
During the thirty-nine weeks ended November 3, 2007 and October 28, 2006, we sold properties to Vornado Surplus 2006 Realty LLC. Refer to Note 10 to the Condensed Consolidated Financial Statements entitled “ Net gains on sales of properties”.
Equity restructuring
Effective August 3, 2007, management amended the charter of our parent company, Toys “R” Us Holdings, Inc., by replacing the existing two classes of stock (“Class A Common and Class L Common Stock”) with a single class of new common stock (the “New Common Stock”).  The New Common Stock does not have a yield accrual, interim distribution, or liquidation preference. Each award outstanding under the previous Management Equity Plan converted into awards of the

New Common Stock. The number of shares of the New Common Stock with respect to all such awards is based on the conversion ratios. Each option to acquire shares of the New Common Stock has the same aggregate exercise price as the corresponding option to acquire shares of Class A and Class L Common Stock. The equity restructuring at Toys “R” Us Holdings, Inc. had no impact on our equity structure or our Condensed Consolidated Financial Statements.
12. Recent accounting pronouncements
In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent considerations and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 141(R) on our Condensed Consolidated Financial Statements.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the impact that SFAS 160 will have on our Condensed Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement requires reporting of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 159 will have on our Condensed Consolidated Financial Statements.
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

13. Restatement of previously issued financial statements
In the fourth quarter of fiscal 2006, we identified errors in the way we had previously accounted for income taxes. We did not properly record deferred tax accounts on a net basis by legal entity and taxing jurisdiction, as required by SFAS 109. The errors resulted in an overstatement of current and non-current deferred tax assets and liabilities as of October 28, 2006. As a result we have restated the accompanying Condensed Consolidated Balance Sheet. These restatement adjustments did not impact our previously reported interim Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows or Condensed Consolidated Statement of Stockholder’s Deficit.
The following table presents the aggregate impact of the errors related to accounting for deferred income taxes on our Consolidated Balance Sheet as of October 28, 2006:

(In millions)	Previously
As of October 28, 2006	reported	Adjustments	As restated(1)
Prepaid expenses, derivative assets and other current assets (2)	$315	$(59)	$256
Total current assets	3,934	(59)	3,875
Deferred tax assets	610	(478)	132
Total assets	9,909	(537)	9,372
Accrued expenses and other current liabilities	834	(59)	775
Total current liabilities	2,910	(59)	2,851
Deferred tax liabilities	507	(478)	29
Total liabilities and stockholder’s deficit	9,909	(537)	9,372

(1)	As restated amounts do not include the impact of the adoption of SAB 108. Refer to Note 1 to the Condensed Consolidated Financial Statements entitled “Basis of presentation” for the combined impact of the restatement and the adoption of SAB 108.

(2)	Previously reported as a single line in our Quarterly Report on Form 10-Q Condensed Consolidated Balance Sheet. However, our current Condensed Consolidated Balance Sheet as of October 28, 2006 presents separately $130 million of Current deferred tax assets and $137 million of Prepaid expenses and other current assets (which includes $11 million of assets held for sale), as restated and adjusted for SAB 108.
During the first three quarters of fiscal 2006, we presented certain immaterial other non-product revenue as a reduction in Selling, general and administrative expenses. We have restated Net sales and Selling, general and administrative expenses by increases of $17 million and $52 million for the thirteen and thirty-nine weeks ended October 28, 2006, respectively, to correctly present other non-product revenue in Net sales. This resulted in an increase in Net sales and an increase in Selling, general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.
Our Business
We generate sales, earnings, and cash flows by retailing toys, baby-juvenile products and children’s apparel worldwide. Our reportable segments are Toys “R” Us – U.S. (“Toys — U.S.”), which operates toy stores in 49 states and Puerto Rico and sells merchandise through our Internet sites; Toys “R” Us – International (“International”), which operates and licenses or franchises stores in 34 foreign countries; and Babies “R” Us (“Babies”), which operates specialty baby-juvenile stores in 42 states. As of November 3, 2007, there were 1,553 “R” Us branded retail stores worldwide.
Restatement of Previously Issued Financial Statements
In the fourth quarter of fiscal 2006, we identified errors in the way we had previously accounted for income taxes. We did not properly record deferred tax accounts on a net basis by legal entity and taxing jurisdiction, as required by Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS 109”). As a result, we have restated the accompanying Condensed Consolidated Balance Sheet as of October 28, 2006. The restatement adjustments did not impact our previously reported Consolidated Statements of Operations, Consolidated Statements of Cash Flows, or Consolidated Statements of Stockholder’s Deficit. Refer to Note 13 to the Condensed Consolidated Financial Statements entitled “Restatement of previously issued financial statements” for further details.
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
Financial Performance
As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen and thirty-nine weeks ended November 3, 2007 compared to the thirteen and thirty-nine weeks ended October 28, 2006:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales growth versus prior year	9.7%	16.8%	8.1%	14.7%
Gross margin as a percentage of Net sales	35.1%	34.0%	35.4%	34.7%
Selling, general and administrative expenses as a percentage of Net sales	33.2%	31.6%	31.8%	30.9%
Net (loss) income	$(76)	$41	$(159)	$(115)
Consolidated Net sales for the thirteen and thirty-nine weeks ended November 3, 2007 increased due to comparable store net sales improvements at our International and Babies divisions, increased net sales from new store openings, and benefits in foreign currency translation. Net sales were positively impacted by the shift of our fiscal calendar, which includes early November sales in our fiscal third quarter 2007 results, as compared to fiscal 2006 in which November sales fell into the fourth quarter. The fiscal calendar shift primarily impacted our Toys – U.S. and International divisions because of the seasonal nature of the toy industry. Prior year net sales growth for the periods presented were positively impacted by the consolidation of Toys “R” Us-Japan Ltd. (“Toys-Japan”) beginning in the first quarter of 2006.

Gross margin as a percentage of Net sales for the thirteen and thirty-nine weeks ended November 3, 2007 increased due to improvements in initial markup at all of our divisions, partially offset by increases in markdowns at our Toys – U.S. and Babies divisions.
Selling, general and administrative expenses (“SG&A”) as a percentage of net sales for the thirteen and thirty-nine weeks ended November 3, 2007 increased primarily due to increases in store occupancy and payroll-related expenses as a result of new store openings, as well as increases in corporate-related and advertising expenses.
Net loss for the thirteen and thirty-nine weeks ended November 3, 2007 increased primarily due to increases in SG&A and decreases in Net gains on sales of properties, partially offset by increased Net sales, improvements in Gross margin, and decreases in Interest expense. Net loss for the thirty-nine weeks ended November 3, 2007 was also impacted by decreased Depreciation and amortization expenses.
During the second and third quarters of fiscal 2007, we, along with our vendors, issued recalls for certain products that may not meet or exceed our high safety and quality assurance standards. The direct impact of these recalls has not had a material impact on our results of operations for the thirteen and thirty-nine weeks ended November 3, 2007, since the terms and conditions of our current standard form of purchase order require vendors to reimburse us for all of the costs incurred by us in connection with a recall of such vendor’s merchandise. Concerns over recalls may have had, and may continue to have, an indirect impact on consumer demand for toys in general. However, we are unable to specifically quantify any such impact.
Comparable Store Net Sales
We include, in computing comparable store net sales, stores that have been open for 56 weeks (1 year and 4 weeks) from their “soft” opening date. A soft opening is typically two weeks prior to the grand opening. By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 56 weeks or more, we can better gauge how the core store base is performing since it excludes the impact of store openings and closings.
When measuring comparable store net sales, we use sales for the comparable calendar period, regardless of when our fiscal period ends. Therefore, comparable store net sales for fiscal 2007 are calculated by measuring the variances between the thirteen and thirty-nine weeks ended November 3, 2007 with the thirteen and thirty-nine weeks ended November 4, 2006. We feel this is a more accurate reflection of our core businesses.
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
The percentages, as set forth in the table below, represent changes in comparable store net sales compared to the same periods in the prior year.

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006 vs.	November 3, 2007	October 28, 2006 vs.
Comparable Store Net Sales Performance(1)	vs. 2006	2005(3)	vs. 2006	2005(3)
Toys “R” Us — U.S.	(2.2)%	0.4%	1.2%	(2.3)%
Toys “R” Us — International(2)	2.0%	5.3%	3.8%	2.9%
Babies “R” Us	1.2%	6.2%	2.1%	5.5%

(1)	Measures the variances between the thirteen and thirty-nine weeks ended November 3, 2007 and the thirteen and thirty-nine weeks ended November 4, 2006.

(2)	Includes wholly-owned operations. Toys-Japan is considered a wholly-owned operation beginning fiscal 2006. The inclusion of Toys-Japan reduced comparable store net sales for International by 4.5 and 3.8 percentage points for the thirteen and thirty-nine weeks ended November 3, 2007, respectively.

(3)	Comparable store net sales performance for the thirteen and thirty-nine weeks ended October 28, 2006, as compared to the same periods in fiscal 2005, excludes the operations of Toys-Japan, whose results we began consolidating in fiscal 2006.

Store Count by Division (Segment)

	Divisional Store Count
	November 3,	October 28,
	2007	2006	Change
Toys “R” Us — U.S.	587	587	—
Toys “R” Us — International (1)	709	662	47
Babies “R” Us	257	245	12

Total	1,553	1,494	59

(1)	Store count as of November 3, 2007 includes 502 wholly-owned (including 169 in Japan) and 207 licensed and franchised stores. Store count as of October 28, 2006 includes 478 wholly-owned (including 164 in Japan) and 184 licensed and franchised stores.
Net (Loss) Income

	13 Weeks Ended			39 Weeks Ended
	November 3,	October 28,		November 3,	October 28,
(In millions)	2007	2006	$ Change	2007	2006	$ Change
Net (loss) income	$(76)	$41	$(117)	$(159)	$(115)	$(44)
Net income decreased by $117 million to a loss for the thirteen weeks ended November 3, 2007, compared to the same period last year. The decrease was primarily due to increases in SG&A of $122 million as a result of increases in corporate-related, store occupancy, payroll-related, and advertising expenses, a decrease in net gains on sales of properties of $91 million, and a decrease in income tax benefit of $13 million. Partially offsetting the decreases was an increase in our gross margin of $116 million as a result of increased overall net sales.
Net loss increased by $44 million for the thirty-nine weeks ended November 3, 2007, compared to the same period last year. The net loss increased primarily due to increases in SG&A of $256 million primarily as a result of increases in payroll-related, store occupancy, corporate-related, and advertising expenses, and a decrease in net gains on sales of properties of $75 million, and a decrease in income tax benefit of $13 million. Partially offsetting these increases to our net loss was an increase in our gross margin of $264 million as a result of increased overall net sales; a decrease in interest expense of $23 million primarily due to reduced borrowings and lower amortization of deferred financing costs in fiscal 2007; and a decrease in depreciation and amortization expense of $14 million primarily due to accelerated depreciation related to the fiscal 2005 restructuring initiative recorded in the first quarter of fiscal 2006.
Net Sales
During the second and third quarters of fiscal 2007, we, along with our vendors, issued recalls for certain products that may not meet or exceed our high safety and quality assurance standards. The direct impact of these recalls has not had a material impact on our results of operations for the thirteen and thirty-nine weeks ended November 3, 2007, since the terms and conditions of our current standard form of purchase order require vendors to reimburse us for all of the costs incurred by us in connection with a recall of such vendor’s merchandise. Concerns over recalls may have had, and may continue to have, an indirect impact on consumer demand for toys in general. However, we are unable to specifically quantify any such impact.

	13 Weeks Ended
					Percentage of Net Sales
	November 3,	October 28,			November 3,	October 28,
($ in millions)	2007	2006	$ Change	% Change	2007	2006
Toys “R” Us - U.S.	$1,040	$986	$54	5.5%	37.4%	38.9%
Toys “R” Us - International	1,107	948	159	16.8%	39.8%	37.4%
Babies “R” Us	634	600	34	5.7%	22.8%	23.7%

Total net sales	$2,781	$2,534	$247	9.7%	100.0%	100.0%

For the thirteen weeks ended November 3, 2007, net sales increased by $247 million, or 9.7%, to $2.8 billion from $2.5 billion for the same period last year. Net sales for the thirteen weeks ended November 3, 2007 included the impact of foreign currency translation that increased net sales by $71 million.
The increase in net sales for thirteen weeks ended November 3, 2007, excluding foreign currency translation, was primarily the result of net sales increases at all of our divisions compared to the same period last year. These increases were primarily related to new store openings at our International and Babies divisions, increases in our internet-based net sales, and improved comparable store net sales. Reported results also improved due to the one-week shift of our fiscal 2007 calendar, which primarily impacted our Toys – U.S. and International divisions and represented approximately $80 million of the increase in net sales.

	39 Weeks Ended
					Percentage of Net Sales
	November 3,	October 28,			November 3,	October 28,
($ in millions)	2007	2006	$ Change	% Change	2007	2006
Toys “R” Us - U.S.	$3,058	$2,981	$77	2.6%	38.4%	40.4%
Toys “R” Us - International	3,013	2,630	383	14.6%	37.8%	35.7%
Babies “R” Us	1,896	1,760	136	7.7%	23.8%	23.9%

Total net sales	$7,967	$7,371	$596	8.1%	100.0%	100.0%

For the thirty-nine weeks ended November 3, 2007, net sales increased by $596 million, or 8.1%, to $8.0 billion from $7.4 billion for the same period last year. Net sales for the thirty-nine weeks ended November 3, 2007 included the impact of foreign currency translation that increased net sales by $135 million.
The increase in net sales for thirty-nine weeks ended November 3, 2007, excluding foreign currency translation, was primarily the result of net sales increases in our International and Babies divisions compared to the same period last year related to new store openings at our International and Babies divisions, improved comparable store net sales, and increases in our internet-based net sales. Reported results also improved due to the one-week shift of our fiscal 2007 calendar, which primarily impacted our Toys – U.S. and International divisions and accounted for approximately $94 million of the increase in net sales, and also increases in our internet-based net sales.
Toys “R” Us – U.S.
Net sales for the Toys – U.S. division increased by $54 million, or 5.5%, to $1,040 million for the thirteen weeks ended November 3, 2007 compared to $986 million in the same period last year. The increase in net sales was primarily a result of the one-week shift in the current year’s quarter end, which represented approximately $53 million of the increase in net sales, and increases in our internet-based net sales, partially offset by a decrease in comparable store net sales.
The comparable store net sales decrease was primarily due to lower sales in our learning, core toys, juvenile and seasonal categories, which were primarily impacted by changes in product assortments. These decreases were partially offset by strong demand for the Nintendo Wii video game system and related accessories in the entertainment category.
Net sales for the Toys – U.S. division increased by $77 million, or 2.6%, to $3,058 million for the thirty-nine weeks ended November 3, 2007 compared to $2,981 million in the same period last year. The increase in net sales was primarily a result of the one-week shift in the current year’s quarter end, which represented approximately $54 million of the increase in net sales, increases in our internet-based net sales, and an increase in comparable store net sales. These increases were partially offset by decreased net sales as a result of the closing of 84 stores during the first quarter of 2006.

The comparable store net sales increase was primarily a result of an increase in our entertainment category as a result of strong demand for the Nintendo Wii video game system and related accessories. These increases were partially offset by lower sales in our juvenile category, which was primarily impacted by a change in product assortments, along with lower sales in our learning and core toys categories, primarily due to a decline in sales of older product lines.
Toys “R” Us – International
Net sales for the International division increased by $159 million, or 16.8%, to $1,107 million for the thirteen weeks ended November 3, 2007, compared to $948 million in the same period last year. Excluding a $71 million increase in net sales due to foreign currency translation, net sales of our International division increased primarily due to new store openings, an increase in comparable store net sales, and the one-week shift in the current year’s quarter end, which represented approximately $25 million of the increase in net sales.
The comparable store net sales increase was primarily a result of increases in our entertainment, infant care and core toys categories. The entertainment category increased due to continued strong demand for the Nintendo Wii and Sony PlayStation 3 video game systems and related accessories. The increase in the infant care category was primarily due to increased infant consumables, bedding and furniture. The core toys category increased primarily due to higher sales of licensed action figures.
Net sales for the International division increased by $383 million, or 14.6%, to $3,013 million for the thirty-nine weeks ended November 3, 2007, compared to $2,630 million in the same period last year. Excluding a $135 million increase in net sales due to foreign currency translation, net sales of our International division increased primarily due to new store openings, an increase in comparable store net sales, and the one-week shift in the current year’s quarter end, which represented approximately $42 million of the increase in net sales.
The comparable store net sales increase was primarily impacted by increases in our entertainment, infant care and core toys categories. The entertainment category increased due to continued strong demand for the Nintendo Wii and Sony PlayStation 3 video game systems and related accessories. The increase in the infant care category was primarily due to increased infant consumables, bedding and furniture. The core toys category increased primarily due to higher sales of licensed action figures. These increases were partially offset by decreases in our seasonal category due to decreased demand for outdoor products and bicycles.
Babies “R” Us
Net sales for the Babies division increased by $34 million, or 5.7%, to $634 million, for the thirteen weeks ended November 3, 2007, compared to $600 million in the same period last year. The increase was primarily a result of net sales from new store openings, as well as an increase in comparable store net sales.
The comparable store net sales increase was primarily a result of increases in our commodities and infant care categories. The commodities category was positively impacted by continued strong trends in diapers and wipes, new feature space dedicated to baby food and other new products. The infant care category increased primarily due to safety products, monitors and infant feeding products. These increases were partially offset by lower sales in the furniture and apparel categories.
Net sales for the Babies division increased by $136 million, or 7.7%, to $1,896 million, for the thirty-nine weeks ended November 3, 2007, compared to $1,760 million in the same period last year. The increase was primarily a result of net sales from new store openings, as well as an increase in comparable store net sales.
The comparable store net sales increase was primarily a result of increases in our commodities and infant care categories. The commodities category increased primarily due to continued strong demand for baby foods, and value-packaged products. The infant care category increased primarily due to strong demand for safety products, monitors and infant feeding products. Increases in these categories were partially offset by lower sales in the furniture category.
Cost of Sales and Gross Margin
The following costs are included in Cost of sales and Gross margin:
•	The cost of acquired merchandise from vendors;

•	Freight in;

•	Markdowns;

•	Provision for inventory shortages; and

•	Credits and allowances from our merchandise vendors.

	13 Weeks Ended
				Percentage of Net Sales
	November 3,	October 28,		November 3,	October 28,	Percentage of Net
($ in millions)	2007	2006	$ Change	2007	2006	Sales Change
Toys “R” Us - U.S.	$314	$294	$20	30.2%	29.8%	0.4%
Toys “R” Us - International	407	330	77	36.8%	34.8%	2.0%
Babies “R” Us	256	237	19	40.4%	39.5%	0.9%

Total gross margin	$977	$861	$116	35.1%	34.0%	1.1%

Gross margin increased by $116 million to $977 million for the thirteen weeks ended November 3, 2007, compared to $861 million in the same period last year. Gross margin, as a percentage of net sales, increased by 1.1 percentage points for the thirteen weeks ended November 3, 2007, compared to the same period last year. Gross margin as a percentage of net sales was positively impacted by improvements in initial markup at all of our divisions, partially offset by increased markdowns at our Toys – U.S. and Babies divisions.

	39 Weeks Ended
				Percentage of Net Sales
	November 3,	October 28,		November 3,	October 28,	Percentage of Net
($ in millions)	2007	2006	$ Change	2007	2006	Sales Change
Toys “R” Us - U.S.	$988	$955	$33	32.3%	32.0%	0.3%
Toys “R” Us - International	1,086	926	160	36.0%	35.2%	0.8%
Babies “R” Us	748	677	71	39.5%	38.5%	1.0%

Total gross margin	$2,822	$2,558	$264	35.4%	34.7%	0.7%

Gross margin increased by $264 million to $2,822 million for the thirty-nine weeks ended November 3, 2007, compared to $2,558 million in the same period last year. Gross margin, as a percentage of net sales, increased by 0.7 percentage points for the thirty-nine weeks ended November 3, 2007, compared to the same period last year. Gross margin as a percentage of net sales was positively impacted by improvements in initial markup at all of our divisions, partially offset by increased markdowns at our Toys – U.S. and Babies divisions.
Toys “R” Us – U.S.
Gross margin increased by $20 million to $314 million for the thirteen weeks ended November 3, 2007, compared to $294 million in the same period last year. Gross margin, as a percentage of net sales, for the thirteen weeks ended November 3, 2007 increased 0.4 percentage points compared to the same period last year. The increase in gross margin as a percentage of net sales was primarily due to improved initial markup, which contributed a 1.1 percentage point increase, partially offset by increased markdowns, which contributed a 0.7 percentage point decrease.
Gross margin increased by $33 million to $988 million for the thirty-nine weeks ended November 3, 2007, compared to $955 million in the same period last year. Gross margin, as a percentage of net sales, for the thirty-nine weeks ended November 3, 2007 increased 0.3 percentage points compared to the same period last year. The increase in gross margin as a percentage of net sales was primarily due to improved initial markup, which contributed a 1.2 percentage point increase, partially offset by increased markdowns, which contributed a 0.9 percentage point decrease.
The improved initial markup was primarily a result of increased sales of private label products. The increase in markdown costs was the result of planned increases in promotional events and clearance markdowns taken to keep inventory current.
Toys “R” Us – International
Gross margin increased by $77 million to $407 million for the thirteen weeks ended November 3, 2007, compared to $330 million in the same period last year. Gross margin, as a percentage of net sales, for the thirteen weeks ended November 3, 2007 increased 2.0 percentage points.

The increase in gross margin as a percentage of net sales was primarily a result of improved initial markup in certain markets due to favorable changes in our sales mix toward higher margin products such as juvenile furniture in our infant care category and licensed products in our core toy category. Our change in accounting method for valuing merchandise inventories of our international wholly-owned subsidiaries from the retail inventory method to the weighted average cost method (see Note 3 to the Condensed Consolidated Financial Statements entitled “Change in accounting principle”) had no material effect on our gross margin for the thirteen weeks ended November 3, 2007.
Gross margin increased by $160 million to $1,086 million for the thirty-nine weeks ended November 3, 2007, compared to $926 million in the same period last year. Gross margin, as a percentage of net sales, for the thirty-nine weeks ended November 3, 2007 increased 0.8 percentage points.
The increase in gross margin as a percentage of net sales was primarily a result of improved initial markup in certain markets due to favorable changes in our sales mix toward higher margin products such as juvenile furniture and apparel in our infant care category and licensed products in our core toy category. Additionally, our change in accounting method for valuing merchandise inventories of our international wholly-owned subsidiaries from the retail inventory method to the weighted average cost method (see Note 3 to the Condensed Consolidated Financial Statements entitled “Change in accounting principle”) contributed an approximate $11 million increase to our gross margin for the thirty-nine weeks ended November 3, 2007.
Babies “R” Us
Gross margin increased by $19 million to $256 million for the thirteen weeks ended November 3, 2007 compared to $237 million for the same period last year. Gross margin, as a percentage of net sales, increased 0.9 percentage points compared to the same period last year. The increase in gross margin as a percentage of net sales was primarily due to improved initial markup, which contributed a 1.9 percentage point increase, partially offset by increased markdowns, which contributed a 1.0 percentage point decrease.
Gross margin increased by $71 million to $748 million for the thirty-nine weeks ended November 3, 2007 compared to $677 million for the same period last year. Gross margin, as a percentage of net sales, increased 1.0 percentage point compared to the same period last year. The increase in gross margin as a percentage of net sales was primarily due to an increase in initial markup, which contributed a 1.9 percentage point increase, partially offset by increased markdowns, which contributed a 0.9 percentage point decrease.
The improved initial markup was primarily a result of a favorable change in our sales mix toward higher margin products in the infant care category. This increase in gross margin percentage was partially offset by additional markdowns to keep inventory current, as well as markdowns from additional marketing events.
Selling, General and Administrative Expenses (“SG&A”)
The following costs are included in SG&A:
•	Store payroll and related payroll benefits;

•	Rent and other store operating expenses;

•	Advertising expenses;

•	Other income;

•	Costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and

•	Other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
	November 3,	October 28,		November 3,	October 28,	Percentage of Net
($ in millions)	2007	2006	$ Change	2007	2006	Sales Change
Toys “R” Us - Consolidated	$924	$802	$122	33.2%	31.6%	1.6%
SG&A expenses increased $122 million to $924 million, for the thirteen weeks ended November 3, 2007, compared to $802 million for the same period last year. As a percentage of net sales, SG&A expenses increased 1.6 percentage points. SG&A expenses for the thirteen weeks ended November 3, 2007 included the impact of foreign currency translation that increased SG&A by approximately $22 million.
In addition to the impact of foreign currency translation, the increase in SG&A expenses was primarily due to increases in corporate-related, store occupancy, payroll-related, and advertising expenses. Corporate-related expenses increased primarily due to higher professional fees, as well as the filling of higher-level positions at our Corporate division. Store occupancy and payroll-related expenses increased primarily due to new store openings at our International and Babies divisions, increased costs to improve store layouts at our Toys – U.S. division, and higher store staffing at our Toys – U.S. and International divisions to support increased sales and training initiatives. Advertising expenses increased due to increases in print advertising and promotional activities at all of our divisions.

	39 Weeks Ended
				Percentage of Net Sales
	November 3,	October 28,		November 3,	October 28,	Percentage of Net
($ in millions)	2007	2006	$ Change	2007	2006	Sales Change
Toys “R” Us - Consolidated.	$2,536	$2,280	$256	31.8%	30.9%	0.9%
SG&A expenses increased $256 million to $2.5 billion, for the thirty-nine weeks ended November 3, 2007, compared to $2.3 billion for the same period last year. As a percentage of net sales, SG&A expenses increased 0.9 percentage points. SG&A expenses for the thirty-nine weeks ended November 3, 2007 included the impact of foreign currency translation that increased SG&A by approximately $47 million.
In addition to the impact of foreign currency translation, the increase in SG&A expenses was primarily due to increases in payroll-related, store occupancy, corporate-related, and advertising expenses. Payroll-related and store occupancy expenses increased primarily due to new store openings at our International and Babies divisions, along with increased costs at our Toys – U.S. division due to higher store staffing expenditures, and increased costs to improve store layouts. Corporate-related expenses increased primarily due to higher professional fees, as well as the filling of higher-level positions at our Corporate division. Advertising expenses increased due to increases in print advertising and promotional activities at all of our divisions.
Depreciation and Amortization

	13 Weeks Ended			39 Weeks Ended
	November 3,	October 28,		November 3,	October 28,
(In millions)	2007	2006	$ Change	2007	2006	$ Change
Toys “R” Us - Consolidated	$94	$92	$2	$291	$305	$(14)
Depreciation and amortization increased by $2 million, or 2.2%, to $94 million for the thirteen weeks ended November 3, 2007, compared to the same period last year.
Depreciation and amortization decreased by $14 million, or 4.6%, to $291 million for the thirty-nine weeks ended November 3, 2007, compared to the same period last year. The decrease was primarily attributed to $24 million of accelerated depreciation related to the fiscal 2005 restructuring initiative recorded in the first quarter of fiscal 2006, partially offset by higher depreciation expense at Babies and International due to stores opened since October 28, 2006.

Net gains on sales of properties

	13 Weeks Ended			39 Weeks Ended
	November 3,	October 28,		November 3,	October 28,
(In millions)	2007	2006	$ Change	2007	2006	$ Change
Toys “R” Us - Consolidated	$18	$109	$(91)	$34	$109	$(75)
Net gains on sales of properties decreased by $91 million and $75 million for the thirteen and thirty-nine weeks ended November 3, 2007, respectively, compared to the same period last year. This decrease was primarily due to the gains of $109 million in the third quarter of fiscal 2006 primarily related to the sale of 38 stores to Vornado Surplus 2006 Realty LLC.
Refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Net gains on sales of properties” for further details.
Restructuring Charges (Reversals) and Other

	13 Weeks Ended			39 Weeks Ended
	November 3,	October 28,		November 3,	October 28,
(In millions)	2007	2006	$ Change	2007	2006	$ Change
Toys “R” Us - Consolidated	$3	$(1)	$4	$4	$4	$—
During the thirteen weeks ended November 3, 2007, we recorded charges of $3 million based on changes in estimated lease commitments. During the thirteen weeks ended October 28, 2006, we recorded charges of $3 million for changes in estimated lease commitments and disposal charges, which were offset by the reversal of $4 million of reserves primarily for previously recorded lease commitments on properties sold during the third quarter of 2006.
During the thirty-nine weeks ended November 3, 2007, we recorded charges of $7 million and reversed $3 million of previously recorded reserves based on changes in estimated lease commitments. For the thirty-nine weeks ended October 28, 2006, we incurred $10 million of charges relating to lease commitments and disposal charges, which were partially offset by the reversal of $6 million of previously recorded reserves primarily related to lease commitments and severance.
Restructuring charges (reversals) related to prior years’ initiatives are primarily due to changes in management’s estimates for events such as lease terminations, assignments and sublease income adjustments. Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Restructuring and other charges” for further details.

Interest Expense

	13 Weeks Ended			39 Weeks Ended
	November 3,	October 28,		November 3,	October 28,
(In millions)	2007	2006	$ Change	2007	2006	$ Change
Toys “R” Us - Consolidated	$(136)	$(141)	$5	$(378)	$(401)	$23
Interest expense decreased $5 million and $23 million for the thirteen and thirty-nine weeks ended November 3, 2007, respectively, compared to the same periods last year, primarily due to reduced borrowings and reduced amortization of deferred financing costs in fiscal 2007, which decreased Interest expense by approximately $15 million and $44 million for the thirteen and thirty-nine weeks ended November 3, 2007, respectively, compared to the same periods last year. These decreases were partially offset by charges related to changes in the fair values of our derivatives which do not qualify for hedge accounting, which increased Interest expense by approximately $10 million and $21 million for the thirteen and thirty-nine weeks ended November 3, 2007, respectively, compared to the same periods last year.

Interest Income

	13 Weeks Ended			39 Weeks Ended
	November 3,	October 28,		November 3,	October 28,
(In millions)	2007	2006	$ Change	2007	2006	$ Change
Toys “R” Us - Consolidated	$3	$4	$(1)	$15	$17	$(2)
Interest income decreased slightly for the thirteen and thirty-nine weeks ended November 3, 2007 compared to the same periods last year, primarily due to more efficient global cash management.
Income tax benefit
The following table summarizes our income tax benefit and effective tax rates for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
($ in millions)	2007	2006	2007	2006
Loss before income taxes and minority interest	$(159)	$(60)	$(338)	$(306)
Income tax benefit	81	94	170	183
Effective tax rate	(50.9)%	(156.7)%	(50.3)%	(59.8)%
The effective tax rates for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively, were based primarily on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate was 50.3% compared to 34.5% in the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to our current year determination to deduct rather than claim credits for foreign taxes.
For the thirteen weeks ended November 3, 2007, our effective tax rate was impacted primarily by additional income tax benefit resulting from the reversal of valuation allowance of $10 million related to foreign tax credits. The additional income tax benefit was partially offset by income tax expense of $3 million from adjustments to our FIN 48 liability and our current taxes payable. For the thirteen weeks ended October 28, 2006, our effective tax rate was impacted by additional income tax benefits primarily related to the reversal of valuation allowance of $80 million. The income tax benefits were partially offset by income tax expense of $10 million related to adjustments in certain estimated tax reserves and non-deductible officer compensation.
For the thirty-nine weeks ended November 3, 2007, our effective tax rate was primarily impacted by additional income tax benefits of $11 million related to the reversal of valuation allowance and changes in tax laws. The additional income tax benefits were partially offset by income tax expense of $8 million related to adjustments to our FIN 48 liability, adjustments to our current income taxes payable, and settlements of certain tax audits. For the thirty-nine weeks ended October 28, 2006, our effective tax rate was impacted by additional income tax benefits primarily related to the reversal of valuation allowance of $86 million. The income tax benefits were offset by income tax expense of $8 million related to adjustments in certain estimated tax reserves, non-deductible officer compensation, and changes in state tax laws.
Liquidity and Capital Resources
Overview
At November 3, 2007, under our $2 billion secured revolving credit facility, we had $489 million in borrowings outstanding, $125 million of outstanding letters of credit, and remaining availability of $1,380 million. In addition, under our multi-currency revolving credit facilities, we had $28 million in borrowings outstanding and $380 million of remaining availability. We have classified borrowings under these revolving credit facilities as long-term, as the revolving credit facilities expire in fiscal 2010. However, we may pay these facilities down within the next twelve months if we have the ability to do so either through additional long-term financing or through cash from operating activities. As part of our normal course of business, we are continuously evaluating opportunities that will allow us to reduce the costs related to our borrowings.
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

	39 Weeks Ended
	November 3,	October 28,
($ in millions)	2007	2006	$ Change	% Change
Net cash used in operating activities	$(946)	$(1,238)	$292	23.6%
Net cash (used in) provided by investing activities	(140)	3	(143)	(4,766.7)%
Net cash provided by financing activities	513	609	(96)	(15.8)%
Effect of exchange rate changes on cash and cash equivalents	48	38	10	26.3%

Net decrease during period in cash and cash equivalents	$(525)	$(588)	$63	10.7%

Cash Flows Used in Operating Activities
During the thirty-nine weeks ended November 3, 2007, net cash used in operating activities was $946 million compared to $1,238 million during the thirty-nine weeks ended October 28, 2006. The $292 million decrease in net cash used in operating activities was primarily the result of changes in accounts payable due to extended payment terms from vendors, and lower interest payments resulting from lower average debt balances. These decreases were partially offset by increased spending on merchandise inventories for new and existing stores.
Cash Flows (Used in) Provided by Investing Activities
During the thirty-nine weeks ended November 3, 2007, net cash used in investing activities was $140 million compared to $3 million provided by investing activities for the thirty-nine weeks ended October 28, 2006. The $143 million increase in net cash used in investing activities was primarily due to a $161 million decrease in cash inflows from the sale of fixed assets and a $48 million increase in capital expenditures. The increase in net cash used in investing activities was partially offset by a $66 million increase in cash flows resulting from a $22 million release of previously restricted cash in the thirty-nine weeks ended November 3, 2007 compared to a $44 million increase in restricted cash related to property financings in the thirty-nine weeks ended October 28, 2006.
Our capital expenditures are primarily for financing construction of new stores and remodeling existing stores. In addition, our capital expenditures include costs to improve and enhance our information technology systems. For the remainder of the fiscal year, we plan to continue to increase our capital spend compared to the prior year as we focus on the turnaround of the Toys – U.S. division, and our investments in our International and Babies divisions.
Cash Flows Provided by Financing Activities
During the thirty-nine weeks ended November 3, 2007, net cash provided by financing activities was $513 million compared to $609 million for the thirty-nine weeks ended October 28, 2006. The $96 million decrease in net cash provided by financing activities was primarily due to a $2,468 million reduction in borrowings, partially offset by a $2,326 million decrease in repayments. The decrease in gross borrowings and repayments reflects a reduction in refinancing activities compared to prior year. The net decrease in borrowings is primarily due to lower borrowings on our revolving credit facilities in the current year due to improved cash flows from operating activities, partially offset by lower cash proceeds from sales of fixed assets.
Debt
During the thirty-nine weeks ended November 3, 2007, we made the following changes to our debt structure:
On February 8, 2007, Toys R Us Properties (UK) Limited borrowed an additional $4 million from the Junior Lender of our U.K. Real Estate Credit Facility under conditions previously specified in the original loan agreement dated February 8, 2006.

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
On June 1, 2007, Toys-Delaware repaid $9 million of principal of the $200 million asset sale facility with proceeds from the properties sold in the second quarter of fiscal 2007. On August 23, 2007, Toys-Delaware repaid an additional $10 million of principal with proceeds from the lease termination agreement consummated during the second quarter of fiscal 2007. On November 2, 2007, Toys-Delaware repaid the remaining $25 million outstanding principal balance with a portion of the $29 million proceeds from the property sold during the third quarter of fiscal 2007. Refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Net gains on sales of properties” for additional information on each transaction. As of November 3, 2007, we had fully repaid the $200 million asset sale facility.
On November 2, 2007, Toys-Delaware used the remaining $4 million of the $29 million proceeds from property sold during the third quarter of fiscal 2007 (refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Net gains on sales of properties”) to repay a portion of the secured term loan facility, leaving an outstanding balance of $797 million.
Contractual Obligations and Commitments
There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Annual Report on Form 10-K for the fifty-three weeks ended February 3, 2007, except for a change related to our adoption of FIN 48. The short-term and long-term net liabilities for uncertain tax positions under FIN 48 were $40 million and $108 million, respectively, as of February 4, 2007. During the thirty-nine weeks ended November 3, 2007, the total unrecognized tax benefits did not change materially (refer to Note 6 to the Condensed Consolidated Financial Statements entitled “Income taxes”). At this time, we are not able to reasonably estimate when cash payments of the long-term liability for uncertain tax positions will occur.
Refer to the “CONTRACTUAL OBLIGATIONS” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, for details on our contractual obligations and commitments.
Credit Ratings
As of November 2, 2007, our credit ratings, which are considered non-investment grade, were as follows:

	Moody’s	Standard and Poor’s
Long-term debt	B2	B
Outlook	Stable	Stable
On August 24, 2007, Moody’s confirmed our B2 rating and upgraded the outlook to Stable after having previously changed the outlook to Review for possible downgrade as a result of our filing an extension for our Annual Report in Form 10-K. Moody’s stated that the Stable outlook is a result of the significant progress the Company has made in improving its business and reducing financial leverage.
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
Merchandise inventories
On February 4, 2007, we changed our accounting method for valuing our international wholly-owned subsidiaries’ merchandise inventories from the retail inventory method to the weighted average cost method. This change in accounting principle was a result of implementing a perpetual inventory system in our international locations that allows management to track our inventory costs at a product level. We have accounted for the change in accounting principle in accordance with SFAS No.154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). Refer to Note 3 to the Condensed Consolidated Financial Statements entitled “Change in accounting principles” for the impact on our Condensed Consolidated Financial Statements and further details.
As previously described in our fiscal 2006 Annual Report on Form 10-K, merchandise inventories for the Toys – U.S. division, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method. The excess of replacement or current cost over stated LIFO value is immaterial. All other merchandise inventories for our domestic subsidiaries are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method. As of November 3, 2007, February 3, 2007 and October 28, 2006, approximately 38%, 10% and 9%, respectively, of merchandise inventories were valued under the weighted average cost method.
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
Recent Accounting Pronouncements
Refer to Note 12 to the Condensed Consolidated Financial Statements entitled “Recent accounting pronouncements” for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Exposure
We face transactional currency exposures relating to merchandise purchases in foreign currencies. Through our import merchandise program, we enter into forward exchange contracts to minimize and manage the currency risks associated with the purchase of merchandise inventories. Changes in foreign exchange rates affect interest expense recorded in relation to our foreign currency-denominated derivative instruments and debt instruments. In line with the seasonality of our business, the amount of forward exchange contracts tends to be higher in the first half, than in the second half of the year. As of November 3, 2007, none of our foreign currency-denominated derivatives qualified for hedge accounting treatment. At November 3, 2007, a 10% change in foreign currency rates would have an annualized impact on pre-tax earnings of $14 million.
Interest Rate Exposure
We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt and have entered into interest rate swaps and interest rate caps to maintain that balance. A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows, whereas a change in interest rates on fixed rate debt impacts the fair value of debt on our Condensed Consolidated Balance Sheet. At November 3, 2007, a 1% increase in interest rates would have an unfavorable annualized impact on pre-tax earnings of $26 million and a 1% decrease in interest rates would have a favorable annualized impact on pre-tax earnings of $30 million. Refer to Notes 4 and 5 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” and “Derivative instruments and hedging activities”, respectively, for further details.
For further discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
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
In connection with the preparation of this Quarterly Report on Form 10-Q and as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (November 3, 2007), we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based on our evaluation as of November 3, 2007, the material weakness in internal control over financial reporting described in Item 9A entitled “CONTROLS AND PROCEDURES” of the Annual Report on Form 10-K for the fiscal year ended February 3, 2007 has not been remediated, and, therefore, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (November 3, 2007).

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
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2007, we continued efforts to remediate the material weakness in our financial closing and reporting process, as disclosed in Item 9A entitled “CONTROLS AND PROCEDURES” of the Annual Report on Form 10-K for the fiscal year ended February 3, 2007. We continued to implement processing protocols associated with the foreign component of our automated tax software package to efficiently calculate the Company’s income tax provision and we hired additional professional tax staff including a Senior Director-Tax Planning. However, management concludes that the control enhancements implemented to date have not been operating effectively for a sufficient period of time in order to fully remediate the material weakness.
Other than the foregoing, there were no changes in the Company’s internal control over financial reporting during the Company’s third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 9 to the Condensed Consolidated Financial Statements entitled “Litigation and legal proceedings” for a discussion of material legal proceedings.
Item 1A. Risk Factors
At November 3, 2007, there had not been any material changes to the information related to the ITEM 1A. “RISK FACTORS” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
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

TOYS “R” US, INC. (Registrant)
Date: December 18, 2007	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President — Chief Financial Officer

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.3	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of Toys “R” Us Holdings, Inc., filed with the Secretary of State of the State of Delaware on August 3, 2007.

10.1	Amended and Restated Toys “R” Us Holdings, Inc. 2005 Management Equity Plan, adopted on August 3, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.