Form 10-K
period 2008-02-02
TOYS R US INC
filed 2008-05-02
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 2, 2008, there were outstanding 1,000 shares of common stock, $0.01 par value per share, of Toys “R” Us, Inc. (all of which are owned by Toys “R” Us Holdings, Inc., our parent holding company, and are not publicly traded).

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may,” and similar words or phrases. These statements discuss, among other things, our strategy, store openings and renovations, future financial or operational performance, anticipated cost savings, results of store closings and restructurings, anticipated domestic or international development, future financings, and other goals and targets. These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of our business, changes in consumer preferences and consumer spending patterns, product safety issues including product recalls, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, our dependence on key vendors for our merchandise, domestic and international events affecting the delivery of toys and other products to our stores, economic, political and other developments associated with our international operations, existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our reports and documents filed with the Securities and Exchange Commission. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

INDEX

		PAGE
PART I.

Item 1.	Business	1
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	98
Item 9A.	Controls and Procedures	98
Item 9B.	Other Information	101

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	101
Item 11.	Executive Compensation	104
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	120
Item 13.	Certain Relationships and Related Transactions and Director Independence	122
Item 14.	Principal Accounting Fees and Services	123

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	125

SIGNATURES		126

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		127

INDEX TO EXHIBITS		128

PART I

ITEM 1.	BUSINESS

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2007 ended February 2, 2008, fiscal 2006 ended February 3, 2007, and fiscal 2005 ended January 28, 2006. References to 2007, 2006 and 2005 are to our fiscal years unless otherwise specified. Fiscals 2007 and 2005 had 52 weeks, whereas fiscal 2006 had 53 weeks.

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

Under the Merger Agreement, the former holders of the Company’s common stock (the “Company Common Stock”), par value $0.10 per share, received $26.75 per share, or approximately $5.9 billion. In addition, approximately $766 million was used, among other things, to settle our equity security units and our warrants and options to purchase the Company Common Stock, restricted stock and restricted stock units, and pay fees and expenses related to the Merger and severance, bonuses and related payroll taxes. The Merger consideration was funded by the Company’s available cash, cash equity contributions from the Investors and debt financings. We refer to the July 21, 2005 Merger and recapitalization as the “Merger Transaction.” Refer to Note 13 to our Consolidated Financial Statements entitled “MERGER TRANSACTION” for further details.

Our Business

Our retail business began in 1948 when founder Charles Lazarus opened a baby furniture store, Children’s Bargain Town, in Washington, D.C. The Toys “R” Us name made its debut in 1957. Since inception, Toys “R” Us has built its reputation as a leading consumer destination for toys and children’s products. We opened our first Babies “R” Us stores in 1996, expanding our presence into the specialty baby-juvenile market. Based on sales, we have a leading market share in most of the largest toy (and baby-juvenile) markets in which “R” Us branded retail stores operate, including the United States and United Kingdom. We attribute our market-leading positions in these markets to our broad product offerings, our highly recognized brand names, our substantial scale and geographic footprint, and our strong vendor relationships.

We generate sales, earnings and cash flows by retailing toys, baby-juvenile products, electronic products and children’s apparel worldwide. We operate all of the “R” Us branded retail stores in the United States and Puerto Rico, as well as approximately 70% of the “R” Us branded retail stores internationally. The balance of the “R” Us branded retail stores outside the United States are operated by franchisees and licensees, which do not have a material impact on our Net sales. We also sell merchandise through our Internet sites at www.toysrus.com and www.babiesrus.com in the United States, and through other Internet sites internationally.

As of February 2, 2008, we operated 1,560 “R” Us branded retail stores worldwide in the following formats:

•

Traditional toy store, which typically ranges in size from 30,000 to 46,000 square feet and devotes approximately 5,500 square feet to boutique areas for specialty baby-juvenile products, learning products or apparel;

•	Specialty baby-juvenile store, which typically ranges from 30,000 to 37,000 square feet and devotes approximately 2,000 to 5,000 square feet to specialty name brand and private label clothing;

•

Side-by-side store, which ranges in size from 30,000 to 46,000 square feet and devotes approximately 20,000 to 34,000 square feet to traditional toy products and 10,000 to 12,000 square feet to specialty baby-juvenile products; and

•

“R” superstore, which typically ranges from 60,000 to 64,000 square feet by combining a traditional toy store of approximately 32,000 square feet with a specialty baby-juvenile store of approximately 30,000 square feet.

Our extensive experience in retail site selection has resulted in a portfolio of stores that include attractive locations in many of our chosen markets. Markets for new stores and formats are selected on the basis of proximity to other “R” Us branded stores, demographic factors, population growth potential, competitive environment, availability of real estate and cost. Once a potential market area is identified, we select a suitable location based upon several criteria, including size of the property, access to major commercial thoroughfares, proximity of other strong anchor stores or other destination superstores, visibility and parking capacity.

We continually review our store portfolio for potential closures, relocations, format conversions and remodels. In fiscal 2005, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. Twelve of these stores were converted into Babies “R” Us stores and 75 stores were permanently closed. For further details of our fiscal 2005 and prior years’ restructuring initiatives, refer to Note 2 to our Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES.”

As part of our worldwide growth strategy, we plan to open a number of new outlets for our toy and specialty baby-juvenile businesses by identifying attractive locations in new markets and converting existing stores into different formats. For fiscal 2008, we plan to invest in several remodels and will continue to test different store formats, such as side-by-side stores and “R” superstores, to maximize returns.

Our current reportable segments are Toys “R” Us – U.S. (“Toys – U.S.”), Toys “R” Us – International (“International”) and Babies “R” Us (“Babies”). See Note 14 to our Consolidated Financial Statements entitled “SEGMENTS” for our segments’ financial results for fiscals 2007, 2006 and 2005. The following is a brief description of our segments:

•

Toys – U.S. Our Toys – U.S. segment sells a variety of products in the learning, entertainment, core toys, seasonal and juvenile categories through 585 stores that operate in 49 states in the United States and Puerto Rico and through our Internet sites in the United States. Toys – U.S. Net sales are derived from its various store formats, which include 553 traditional toy stores, 28 side-by-side stores and 4 “R” superstores. Toys – U.S. includes all results of side-by-side and “R” superstores, including products typically sold by our Babies segment. On average, a typical Toys – U.S. store offers approximately 8,000 to 10,000 active items year-round. We believe we offer customers the most comprehensive selection of merchandise in the retail toy industry and are able to provide vendors with a year-round distribution outlet for the broadest assortment of their products.

•

International. Our International segment sells a variety of products in the learning, entertainment, core toys, juvenile and seasonal categories through 715 owned, licensed and franchised stores that operate in 34 countries and through our Internet sites internationally. Net sales from our owned and licensed locations in our International segment are derived from 665 traditional toy stores, as well as 30 side-by-side stores and 20 specialty baby-juvenile stores that operate in Australia, Austria, Canada, France, Germany, Japan, Portugal, Spain, Switzerland, and the United Kingdom. On average, a typical International store carries a range of 7,500 to 9,500 active items. Our differentiated assortment, proportionately higher private label or exclusively licensed product offerings, and quality service levels enable us to command a reputation as the shopping destination for toys, games, juvenile, and family leisure products.

•

Babies. Our Babies segment targets the pre-natal to infant market by offering a variety of juvenile products in the baby gear, infant care, apparel, commodities, furniture, bedding, and infant toys categories through 260 specialty baby-juvenile stores that operate in 42 states in the United States. On average, a typical Babies store offers approximately 24,000 active items year-round. Our Babies segment also offers a computerized baby registry service, which we believe registers more expectant parents than any other retailer in the domestic market. Our focus on the baby-juvenile market allows us to offer the broadest range of baby-juvenile products and deliver a high level of customer service and product knowledge. We believe these factors are important to parents who are expecting or have newborn children and help to differentiate us from our competitors.

Toys “R” Us – U.S.

Based on sales, we believe we are the largest specialty retailer of toys in the United States and Puerto Rico. We believe that we offer the most comprehensive selection of merchandise in the retail toy industry through our “R” Us branded stores and through the Internet. By focusing on toy and baby-juvenile products, we are able to provide customers with a comprehensive range of merchandise and our vendors with a year-round distribution outlet for the broadest assortment of their products.

We seek to differentiate ourselves from our competitors in several key areas, including product selection, product presentation, service, in-store experience, and marketing. We continue to grow and strengthen our business by:

•	enhancing our product offering and adding more private label and exclusive products to our mix;

•	offering great value to our customers through a convenient multi-channel (store and Internet) shopping experience;

•	renovating our toy store base in the United States to freshen our stores and enhance the shopping experience;

•	reorganizing our store management teams to improve customer service; and

•	focusing on the expansion of our juvenile product offerings through our side-by-side store and “R” superstore formats.

Product Selection and Merchandise

Our product offerings are focused on serving the needs of parents, grandparents and gift-givers interested in purchasing toy, electronic and baby-juvenile products and children’s apparel. The following are our primary merchandise product categories:

•	Learning — educational electronics and developmental toys such as our Imaginarium products, and pre-school merchandise, such as pre-school learning products, activities and toys;

•	Entertainment — video game hardware and software, electronics, computer software, DVDs, and other related products;

•	Core Toy — boys and girls toys, such as dolls and doll accessories, action figures, role play toys and vehicles, games, plush and puzzles;

•	Seasonal — toys and other products geared toward the Christmas and Halloween holidays and the summer season, as well as bikes, sports merchandise, play sets and other seasonal products; and

•	Juvenile— baby and juvenile products and furniture, which are substantially identical to the products offered by our Babies segment, as well as apparel in sizes ranging from newborn to age eight.

We offer a wide selection of popular national toy brands including many products that are exclusively offered at, or launched at Toys “R” Us. Over the past few years, we have worked with key resources to obtain exclusive products and expand our private label brands enabling us to earn higher margins and offer products that our customers will not find elsewhere. We offer a broad selection of private label merchandise under names such as ANIMAL ALLEY, FAST LANE, IMAGINARIUM, DREAM DAZZLERS and YOU & ME in our Toys “R” Us stores. We believe these private label brands provide a solid platform on which we can expand our product offering in the future.

Marketing

We have achieved our leading market position largely as a result of building a highly recognized brand name and delivering superior service to our customers. We use a variety of broad-based and targeted marketing and advertising strategies to reach consumers. These strategies include mass marketing programs such as catalogs and other inserts in national or local newspapers and national television and radio broadcasts. Our focus on in-store marketing is to generate strong customer frequency and increase average sales per customer. Our overall marketing efforts are carefully coordinated such that in-store marketing signage is consistent with the current television, radio and print advertisements. Our websites are used to support and supplement the promotion of products in “R” Us branded stores.

Customer Service

Compared to multi-line mass merchandisers, we believe we are able to provide superior service to our customers through our highly trained sales force. We train our store associates extensively to deepen their product knowledge and enhance their targeted selling skills in order to improve customer service in our stores. In addition, we are working to improve the allocation of products within our stores and waiting times at checkout counters.

Market and Competition

The U.S. retail toy and video game products market totaled approximately $40 billion in sales in 2007, with approximately $22 billion of sales driven by traditional toys and approximately $18 billion driven by video games. In the toy and video game products market, we compete with mass merchandisers, such as Wal-Mart, Target and Kmart; consumer electronics retailers, such as Best Buy, Circuit City and Gamestop; national and regional chains; as well as local retailers in the geographic areas we serve. In our apparel business, we compete with national and local department stores, specialty and discount store chains, as well as Internet and catalog businesses.

We believe the principal competitive factors in the toy and video game products market are product variety, quality, safety and availability, price, advertising and promotion, convenience or store location, customer support and service. We believe we are able to compete by providing a broader range of merchandise, maintaining in-stock positions as well as our convenient locations, superior customer service and competitive pricing.

Seasonality

Our Toys – U.S. business is highly seasonal with sales and earnings highest in the fourth quarter due to the holiday selling season. During the last three fiscal years, more than 45% of the sales from our U.S. toy business and a substantial portion of our operating earnings and cash flows from operations were generated in the fourth quarter.

Geographic Distribution of Toys - U.S. Stores

The following table sets forth the location of our Toys – U.S. stores as of February 2, 2008:

Location	Number of Stores
Alabama	7
Alaska	1
Arizona	10
Arkansas	4
California	71
Colorado	5
Connecticut	9
Delaware	2
Florida	41
Georgia	19
Hawaii	1
Idaho	2
Illinois	27
Indiana	11
Iowa	6
Kansas	4
Kentucky	7
Louisiana	8
Maine	2
Maryland	14
Massachusetts	14
Michigan	21
Minnesota	7
Mississippi	4
Missouri	11
Montana	1
Nebraska	3
Nevada	4
New Hampshire	5
New Jersey	25
New Mexico	2
New York	37
North Carolina	13
North Dakota	1
Ohio	27
Oklahoma	5
Oregon	6
Pennsylvania	31
Rhode Island	1
South Carolina	7
South Dakota	2
Tennessee	12
Texas	41
Utah	5
Vermont	1
Virginia	19
Washington	12
West Virginia	4
Wisconsin	9
Puerto Rico	4

Total	585

Toys “R” Us - International

Our International segment operates, licenses and franchises “R” Us branded retail stores in 34 foreign countries. Our wholly-owned operations are in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom and we consolidate the results of Toys-Japan. We intend to pursue opportunities that may arise in these and other countries.

We present our international customers with a one-stop shopping experience and provide a breadth of product assortment unrivaled by our competitors through our “R” Us branded stores and through the Internet. Our differentiated product assortment, proportionately higher private label or exclusively licensed product offerings, and quality service levels enable us to command a reputation as the shopping destination for toys, games, juvenile, and family leisure products.

We seek to differentiate ourselves from our competitors in several key areas, including product selection, product presentation, service, in-store experience, and marketing. We continue to grow and strengthen our business by:

•	enhancing our product offering and adding more private label and exclusive products to our mix;

•	continually reviewing our International store portfolio for new store opportunities and potential renovations to freshen our stores and enhance the shopping experience;

•	reorganizing our store management teams to improve customer service; and

•	focusing on the expansion of our juvenile product offerings through our side-by-side store and “R” superstore formats.

Product Selection and Merchandise

Similar to Toys – U.S. stores, our product offerings are focused on serving the needs of parents, grandparents and gift-givers interested in purchasing toy, electronic and baby-juvenile products and children’s apparel. The following are our primary merchandise product categories:

•	Learning — educational electronics and developmental toys such as our World of Imagination products and pre-school merchandise, such as pre-school learning products, activities and toys.

•	Entertainment —video game hardware and software, electronics, computer software, DVDs, and other related products;

•	Core Toy — boys and girls toys, such as dolls and doll accessories, action figures, role play toys, plush, games, and vehicles;

•	Juvenile —baby and juvenile products and furniture, which are similar to the products offered in our Babies segment, as well as apparel in sizes ranging from newborn to age eight; and

•

Seasonal — toys and other products geared toward the Christmas and other major holidays such as Three Kings, Carnival, Easter, and Golden Week and other seasonal products such as bicycles, sporting goods, play sets and other outdoor products.

Marketing

International’s marketing strategies are similar to the marketing strategies utilized by Toys “R” Us – U.S. We use press advertisements featured in national papers, catalogs/rotos distributed within newspapers, targeted door-to-door distribution, direct mailings to loyalty card members, other targeted mailings, in-store marketing and television advertising. Our focus on in-store marketing is to generate strong customer frequency and increase average sales per customer. Our United Kingdom business is especially well known for its usage of feature walls, innovative product displays and signage that direct the customer to the latest promotions and product demonstrations as well as to the products they come to buy. This promotional strategy has been replicated in our other International stores. The merchandising and marketing teams work closely to present the products in an engaging and innovative manner and one area of focus is enhancing our in-store signage. We are constantly changing our banners and in-store promotions, which are advertised throughout the year, to attract consumers to visit the stores.

Customer Service

Compared to other mass merchandisers, International is committed to providing different varieties of toy, electronic, and baby-juvenile categories throughout the year. We have a sales driven culture and dedicated sales advisers trained in their product categories in order to help provide the right product for each customer’s needs.

Market and Competition

In the toy and video game products market, we compete with mass merchandisers and discounters such as Argos, Woolworths, Carrefour, Auchan, El Corte Ingles, Wal-Mart and Zellers. These competitors aggressively price in the toy and electronic space with larger dedicated selling space during the holiday season in order to build traffic for other store departments.

The competitive factors in the toy and video game products market impacting the United States are also present in other countries where we operate. We believe we are able to compete by providing a broader range of merchandise, maintaining in-stock positions as well as our convenient locations, superior customer service and competitive pricing.

Seasonality

Our International business is highly seasonal, with sales and earnings highest in the fourth quarter due to the holiday selling season. During the last three fiscal years, more than 39% of the sales from our International toy business and a substantial portion of our operating earnings and cash flows from operations were generated in the fourth quarter.

License agreements

We have license agreements with unaffiliated third party operators located outside the United States. The agreements are largely structured with royalty income paid as a percentage of sales for the use of the Toys “R” Us trademark, trade name and branding. While this business format remains a small piece of our overall International business operations, we continue to look for opportunities for market expansion. Our preferred option is to open in our successful wholly-owned format but may prefer partnerships or licensed arrangements where we believe business climate and risks may dictate.

Geographic Distribution of International Stores

The following table sets forth the location of our owned, licensed and franchised stores as of February 2, 2008:

Location	Number of Stores
Australia	32
Austria	13
* Bahrain	1
Canada	67
* China	4
* Denmark	13
* Egypt	2
* Finland	4
France	37
Germany	58
* Hong Kong	9
* Iceland	1
* Israel	24
Japan	168
* Korea	2
* Macau	1
* Malaysia	10
* Netherlands	16
* Norway	8
* Oman	1
* Philippines	6
Portugal	8
* Qatar	1
* Saudi Arabia	9
* Singapore	7
* South Africa	18
Spain	42
* Sweden	13
Switzerland	6
* Taiwan	15
* Thailand	6
* Turkey (1)	35
* United Arab Emirates	5
United Kingdom	73

Total	715

*	Franchised or licensed
(1)

During fiscal 2007, we terminated our franchise agreement with Turkey. Accordingly, the stores owned by the former franchisee will no longer be operated as Toys “R” Us stores, all branding will be removed during fiscal 2008, and the Company will have no franchised stores in Turkey.

Babies “R” Us

Our Babies “R” Us segment is the largest specialty retailer of baby-juvenile products in the United States and the only specialty retailer in its category that operates on a national scale in the United States. Our focus on the baby-juvenile market allows us to offer the broadest range of baby-juvenile products and deliver a high level of customer service and product knowledge. Our stores are designed for an easy shopping experience with low profile merchandise displays in the center of the store, providing a sweeping view of the entire product selection. We also utilize low fixtures and walls to maximize the presentation of merchandise and feature exclusive, new or special value products throughout the store.

We seek to differentiate ourselves from competitors in several key areas, including product selection, product presentation, service, in-store experience, and marketing. We continue to grow and strengthen our business by:

•	being first to market and offer a wide selection of traditional and trend-right juvenile products with the right mix of branded, exclusive and private label items;

•	providing exceptional service through our state of the art registry, friendly and knowledgeable associates, in-house seminars and one-stop shopping environment; and

•	offering great value to new parents, grandparents and gift-givers through a convenient multi-channel (store and Internet) shopping experience.

Product Selection and Merchandise

Our product selection is focused to serve newborns and children up to four years of age. Consequently, we market a broad array of product sizes within multiple product categories. Because first-time parents tend to make multiple product purchases during a relatively short period of time, we seek to provide the expectant parent with a one-stop shopping venue for all baby product needs, providing what we believe is the most complete selection of baby-related products in the marketplace. The following are our primary juvenile merchandise product categories:

•	Baby gear – car seats, strollers, high chairs, swings, travel yards and entertainers;

•	Infant care – bath products, safety products, monitors, rattles, gates, potty seats, carriers and other products;

•	Apparel – national brands and private label in layette, playette, apparel, sleepwear, shoes and accessories in sizes from preemie to 48 months;

•	Commodities – diapers, wipes, formula, baby food and health and beauty aids;

•	Furniture – cribs, changing tables, case pieces, gliders, toy boxes and toddler furniture;

•

Bedding and room décor – bedding sets and accessories, bedding essentials, such as sheets, blankets, changing pads, mattress covers and sleep sacks, and room décor including storage, hampers, lamps and wall art; and

•	Infant toys – play mats, plush, books and videos, among other products.

Our extensive merchandise mix consists of leading national brands, exclusive products and private label merchandise. We feature brand-name products from many of the leading manufacturers of newborn and infant products. We believe that our private label and exclusive brands differentiate us from our competition while providing high quality products at competitive prices, maintaining attractive margins, and driving customer visits. Our organic/natural product offering is believed to be the largest assortment of any juvenile retailer in the United States. We also offer brand-name products that are available exclusively to us. In addition, we sell brand-name products through direct-licensing agreements with well-known designers, and under private labels, which are offered exclusively at our stores. We believe that direct-licensing relationships with brand-name designers will further differentiate our products and allow us to enhance profitability.

Marketing

The core of our marketing strategy is to communicate to expectant parents as early in their pregnancy as possible. Babies stores offer a one-stop shopping solution for new and expectant parents as well as many value-added services that are relevant to this unique audience. We use targeted marketing and various advertising techniques to reach our customer audience, to build Babies as the baby authority and to maintain a “top-of-mind” presence. Our advertising strategy includes direct mail, e-mail marketing, targeted magazine advertisements, in store bounceback programs and promotional marketing efforts. Our direct marketing program, which is mailed to both pre and postnatal guests, includes both price and item traffic driving events as well as stage and age relevant educational information. Our promotional marketing efforts are focused on working with key juvenile vendors in order to further our ability to effectively reach this targeted audience more often and to deliver more added value programs to our guests. Radio is also used to reach a broader audience for key promotions and store openings.

Each of our stores, as well as our Internet site, offers access to our comprehensive baby registry, which allows an expectant parent to list products that she or he wants and enables gift-givers to tailor purchases to the expectant parent’s specific needs and wishes. We believe that nearly one-quarter of the approximately four million infants born in the United States in 2007 had parents registered at Babies, www.babiesrus.com and/or Toys – U.S, which we believe makes it not only the largest registry of its kind, but also a key competitive advantage. Our baby registry also facilitates our direct marketing and customer relationship management initiatives.

Customer Service

From our baby registry and highly trained staff, to our extensive product selection and exclusive products, we believe we are widely recognized as providing superior service as compared to our mass merchandise competitors. Each Babies store maintains a well-trained, knowledgeable and accessible staff on the sales floor to assist customers with product inquiries and purchase decisions. Our sales associates are continuously trained on product and service skills using a combination of e-learning, role playing and coaching tools. In addition, we provide a home delivery program in some of our stores for the added convenience of our customers. In addition to our baby registry, we offer a variety of helpful publications and innovative programs and services for the expectant parent, including frequent in-store product demonstrations and periodic educational seminars led by store associates and local experts.

Market and Competition

The retail baby-juvenile market in the United States is large and growing. Estimates of the size of the baby-juvenile product market in the United States vary due to extreme fragmentation of the supplier and retailer base as well as lack of agreement as to the definition of the relevant products and customer ages.

We compete with multi-line mass merchandisers, such as Wal-Mart, Target and K-Mart; national and regional chains; department stores, discount stores, supermarkets, warehouse clubs and drug stores; as well as local retailers in the geographic areas we serve. In our apparel business, we compete with national and local department stores, specialty and discount store chains, as well as Internet and catalog businesses. Our baby registry competes with baby registries of mass merchandisers and other special format and regional retailers. Within the past few years, the number of multiple registries and online registries has steadily increased. We believe the principal competitive factors in the baby-juvenile industry are product variety, quality and availability, safety, convenience, customer support and service, price, as well as functionality for our registry. We believe we are able to compete with our key competitors by providing the broadest range of merchandise and high levels of customer service at competitive prices.

Geographic Distribution of Babies Stores

The following table sets forth the location of our Babies stores across the United States as of February 2, 2008:

Location	Number of Stores
Alabama	3
Arizona	5
Arkansas	1
California	33
Colorado	5
Connecticut	5
Delaware	1
Florida	17
Georgia	9
Idaho	1
Illinois	11
Indiana	6
Iowa	1
Kansas	2
Kentucky	3
Louisiana	2
Maine	1
Maryland	5
Massachusetts	7
Michigan	11
Minnesota	4
Mississippi	1
Missouri	5
Nebraska	1
Nevada	4
New Hampshire	2
New Jersey	14
New Mexico	1
New York	17
North Carolina	8
Ohio	10
Oklahoma	2
Oregon	2
Pennsylvania	14
Rhode Island	1
South Carolina	3
Tennessee	5
Texas	20
Utah	3
Virginia	8
Washington	4
Wisconsin	2

Total	260

Employees

As of February 2, 2008, we employed approximately 72,000 full-time and part-time individuals worldwide. Due to the seasonality of our business, we employed approximately 110,000 full-time and part-time employees during the 2007 holiday season.

Distribution Centers

In the United States, we operate 10 distribution centers, which support our U.S. “R” Us branded retail stores. We also operate 9 distribution centers outside of the United States that support our International “R” Us branded stores (excluding licensed and franchised operations). During fiscal 2007, we closed two distribution centers in the United States and have outsourced these functions.

These distribution centers employ warehouse management systems and material handling equipment that help to minimize overall inventory levels and distribution costs. We believe the flexibility afforded by our warehouse/distribution system and by our operation of the fleet of trucks used to distribute merchandise provide us with operating efficiencies and the ability to maintain a superior in-stock inventory position at our stores. We seek to continuously improve our supply chain management, optimize our inventory assortment, and upgrade our automated replenishment system to improve inventory turnover.

To support our Toysrus.com and Babiesrus.com websites, we have a multi-year agreement with Exel, Inc., a leading North American contract logistics provider who provides warehousing and fulfillment services for our Internet operations in the United States.

Vendor Service

We procure the merchandise that we offer to our customers from a wide variety of domestic and international vendors. We have approximately 2,100 active vendor relationships. For fiscal 2007, our top 20 vendors worldwide, based on our purchase volume in dollars, represented approximately 40% of the total products we purchased.

We provide a number of valuable services to our vendors. Our year-round commitment to selling toy, electronic and baby-juvenile products and children’s apparel, as well as our merchandising expertise, gives vendors a meaningful opportunity to display new merchandise and reach consumers throughout the year. In addition, we are able to provide our vendors with a wide variety of data on sales trends, and marketing guidance and support, as well as early feedback on our vendors’ product development initiatives through the depth and longevity of our experienced merchandising team.

Financial Information About Our Segments

Financial information about our segments for the last three fiscal years is set forth in Note 14 to the Consolidated Financial Statements entitled “SEGMENTS.”

Trademarks and Licensing

“TOYS “R” US”®, “BABIES “R” US” ®, “IMAGINARIUM” ®, “GEOFFREY” ®, “KOALA BABY”®, the reverse “R” monogram logo, the Geoffrey character logo, as well as variations of our family of “R” Us marks, either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many foreign countries. These trademarks are material to our business operations. We believe that our rights to these properties are adequately protected.

Available Information

Our investor relations website is www.toysrusinc.com. On this website under “COMPANY NEWS, SEC Filings,” we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports as soon as reasonably practicable after we electronically file with the Securities and Exchange Commission.

Our website contains the Toys “R” Us, Inc. Chief Executive Officer and Senior Financial Officers Code of Ethics (“CEO and Senior Financial Officers Code”). Any waivers from the CEO and Senior Financial Officers Code that apply to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions will be promptly disclosed on the Company’s website. These materials are also available in print, free of charge, to any investor who requests them by writing to: Toys “R” Us, Inc., One Geoffrey Way, Wayne, New Jersey 07470, Attention: Investor Relations.

We are not incorporating by reference in this Annual Report on Form 10-K any information from our websites.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

Risks Associated with Our Business

Investors should carefully consider the risks described below and all other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impact our business and operations. If any of the following risks actually occur, our business, financial condition, cash flows, or results of operations could be materially adversely affected.

Our Toys – U.S. and International businesses are highly seasonal, and our financial performance depends on the results of the fourth quarter of each fiscal year.

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

We have significant liquidity and capital requirements. Among other things, the seasonality of our businesses requires us to purchase merchandise well in advance of the holiday selling season. We depend on our ability to generate cash flow from operating activities, as well as on borrowings under our revolving credit facilities, to finance the carrying costs of this inventory, to pay for capital expenditures, and to maintain operations. Standard & Poor’s and Moody’s rate our unsecured debt as non-investment grade. Any adverse change to our credit ratings could (1) negatively impact our ability to refinance our debt on satisfactory terms, and (2) increase our financing costs. While we currently have adequate sources of funds to provide for our ongoing operations and capital requirements, any inability to have future access to financing, when needed, would have a negative effect on our business.

We may not retain or attract customers if we fail to successfully implement our strategic initiatives.

We continue to implement a series of customer-oriented strategic programs designed to differentiate and strengthen our core merchandise content and service levels and expand and enhance our merchandise offerings. We are improving the effectiveness of our marketing and advertising programs for our Toys “R” Us and Babies “R” Us stores. The success of these and other initiatives will depend on various factors, including the implementation of our growth strategy, the appeal of our store formats, our ability to offer new products to customers, our financial condition, our ability to respond to changing consumer preferences and competitive and economic conditions. We are also continuing with plans to reduce and optimize our operating expense structure. If we fail to implement successfully some or all of our strategic initiatives, we may be unable to retain or attract customers, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.

Our sales may be adversely affected if we fail to respond to changes in consumer preferences in a timely manner.

Our financial performance depends on our ability to identify, originate and define product trends, as well as to anticipate, gauge and react to changing consumer preferences in a timely manner. Our toy and baby-juvenile products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. The retail apparel business fluctuates according to changes in consumer preferences dictated in part by fashion trends, perceived value and season. These fluctuations affect the merchandise in stock since purchase orders are written well in advance of the holiday season and, at times, before fashion trends and high-demand brands are evidenced by consumer purchases. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for other products.

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

Sales of video games, which have tended to account for 10% to 20% of our toy store sales, have been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. If video game platform manufacturers fail to develop new hardware platforms, our sales of video game products could decline.

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

We have approximately 2,100 vendor relationships through which we procure the merchandise that we offer to our guests. For 2007, our top 20 vendors worldwide, based on our purchase volume in dollars, represented approximately 40% of the total products we purchased. Our inability to acquire suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on our business and operating results because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from old vendors.

In addition, our vendors are subject to certain risks, including labor disputes, union organizing activities, financial liquidity, product merchantability, inclement weather, natural disasters, and general economic and political conditions, that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at a price that is commercially acceptable.

For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs. Further, any merchandise that does not meet our quality standards could become subject to a recall, which could damage our reputation and brands, and harm our business.

International events could delay or prevent the delivery of products to our stores.

A significant portion of the toys and other products sold by us are manufactured outside of the United States, primarily in Asia. As a result, any event causing a disruption of imports, including safety issues on materials, the imposition of import restrictions or trade restrictions in the form of tariffs, “antidumping” duties, port security or other events that could slow port activities, acts of war, terrorism or diseases, could increase the cost and reduce the supply of products available to us, which could, in turn, negatively affect our sales and profitability. In addition, port-labor issues, rail congestion, and trucking shortages can have an impact on all direct importers. Although we attempt to anticipate and manage such situations, both our sales and profitability could be adversely impacted by any such developments in the future.

Product safety issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.

The products we sell in our stores are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities. Such products could be subject to recalls and other actions by these authorities. Product safety concerns may require us to voluntarily remove selected products from our stores. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources and increased customer service costs, which could have a material adverse effect on our financial condition.

International factors could negatively affect our business.

We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

•	economic downturns;

•	currency exchange rate and interest rate fluctuations;

•	changes in governmental policy, including, among others, those relating to taxation or safety regulations;

•	international military, political, diplomatic and terrorist incidents;

•	government instability;

•	nationalization of foreign assets; and

•	tariffs and governmental trade policies.

We cannot ensure that one or more of these factors will not negatively affect our International segment and, as a result, our business and financial performance.

The success of our online business depends on our ability to provide quality service to our Internet customers.

Our Internet operations are subject to a number of risks and uncertainties which are beyond our control, including the following:

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

Our business operations could be disrupted if our information technology systems fail to perform adequately or we are unable to protect the integrity and security of our customers’ information.

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

Additionally, a compromise of our security systems resulting in unauthorized access to certain personal information about our customers could adversely affect our reputation with our customers and others, as well as our operations, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems.

Our results of operations could suffer if we lose key management or are unable to attract and retain experienced senior management for our business.

Our future success depends to a significant degree on the skills, experience and efforts of our senior management team. The loss of services of any of these individuals, or the inability by us to attract and retain qualified individuals for key management positions, could harm our business and financial performance.

If our internal controls are found to be ineffective, our financial results may be adversely affected.

We have previously identified a material weakness in our internal control over financial reporting. This material weaknesses has been fully remediated as of February 2, 2008 as described further in Item 9A in this Annual Report on Form 10-K. However, future material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected and could adversely impact the accuracy and completeness of our financial statements, which in turn could harm our business.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to income taxes in the United States and numerous foreign jurisdictions. We record tax expense based on our estimates of future tax payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing accounting rules or regulations.

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

We make certain estimates and projections in connection with impairment analyses for certain of our store locations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review for impairment all stores for which current cash flows from operations are negative or the construction costs are significantly in excess of the amount originally expected. An impairment charge is required when the carrying value of the asset exceeds the estimated fair market value of the primary asset. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record impairment charges on certain of these store locations. If these impairment charges are significant, our results of operations would be adversely affected.

The Sponsors control us and may have conflicts of interest with us in the future.

Investment funds or groups advised by or affiliated with the Sponsors currently indirectly control us through their ownership of 98.2% of the voting stock of our parent holding company. As a result, the Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. In addition, the Sponsors may have an interest in pursuing dispositions, acquisitions, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to us as a company.

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

The Sponsors are also in the business of making investments for their own accounts in companies, and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsors continue to indirectly own a significant amount of the outstanding shares of common stock of Holdings, the Sponsors will continue to be able to strongly influence or effectively control our decisions.

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the various debt instruments.

We are highly leveraged. As of February 2, 2008, our total indebtedness was $5,874 million, including $37 million of payment obligations relating to capital lease obligations.

Our substantial indebtedness could have important consequences, including, among others, the following:

•	making it more difficult for us to make payments on the debt, as our business may not be able to generate sufficient cash flows from operating activities to meet our debt service obligations;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flows from operating activities to be dedicated to the payment of principal and interest on our indebtedness, and as a result, reducing our ability to use our cash flows to fund our operations and capital expenditures, capitalize on future business opportunities and expand our business and execute our strategy;

•	exposing us to the risk of increased interest expense as certain of our borrowings are at variable rates of interest;

•	causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements and general, corporate or other purposes; and

•

limiting our ability to adjust to changing market conditions and reacting to competitive pressure and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our debt instruments. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify. In addition, we could be unable to refinance or obtain additional financing because of market conditions, our high levels of debt and the debt restrictions included in our debt instruments. Even if we were able to refinance or obtain additional financing, our costs of new indebtedness could be substantially higher than our costs of existing indebtedness.

Our debt agreements contain covenants that limit our flexibility in operating our business.

The agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions, and may adversely affect our ability to operate our business. Among other things, these covenants limit our and our subsidiaries’ ability to:

•	incur additional indebtedness;

•	pay dividends on, repurchase or make distributions with respect to our capital stock or make other restricted payments;

•	issue stock of subsidiaries;

•	make certain investments, loans or advances;

•	transfer and sell certain assets;

•	create or permit liens on assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	amend certain documents.

A breach of any of these covenants could result in default under our debt agreements, which could prompt the lenders to declare all amounts outstanding under the debt agreements to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the debt agreements accelerate the repayment of borrowings, we cannot ensure that we will have sufficient assets and funds to repay the borrowings under our debt agreements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following summarizes our worldwide operating stores and distribution centers as of February 2, 2008 (excluding licensed and franchised operations in our International segment):

	Owned	Ground Leased(a)	Leased	Total
Stores:
Toys - U.S	272	141	172	585
International	79	27	398	504
Babies	36	99	125	260

	387	267	695	1,349
Distribution Centers:
United States	7	—	3	10
International	5	—	4	9

	12	—	7	19

Total Operating Stores and Distribution Centers	399	267	702	1,368

(a)	Owned buildings on leased land.

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

Portions of our debt are secured against certain direct and indirect interest in our properties. See Note 3 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

We believe that our current operating stores and distribution centers are adequate to support our business operations.

ITEM 3.	LEGAL PROCEEDINGS

Toysrus.com previously operated three co-branded on-line stores under a strategic alliance agreement with Amazon.com. On May 21, 2004, we initiated litigation against Amazon.com and its affiliated companies in the Superior Court of New Jersey, Chancery Division, Passaic County (the “New Jersey Trial Court”) to terminate our strategic alliance agreement with Amazon.com, to which Amazon.com responded by filing a counterclaim against us and our affiliated companies. On March 31, 2006, the New Jersey Trial Court entered its order granting our request for termination of the agreement and denying Amazon.com’s request for relief on its counterclaim. The parties each filed timely Notices of Appeal with the Appellate Division. On June 2, 2006, Amazon.com filed a lawsuit against us in the Superior Court of Washington, County of King (the “Washington Court”) for money damages allegedly arising from services it was required to provide to us during the wind-down period pursuant to the final order entered in the New Jersey Trial Court. The Washington Court stayed the matter before it in favor of the New Jersey proceedings. We believe that Amazon.com’s maintenance of the appeal of the New Jersey Court’s order and Washington Court lawsuit are without merit.

In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current lawsuits, claims and proceedings will not have a material adverse effect on our Consolidated Financial Statements taken as a whole.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In connection with the closing of the Merger, the Company Common Stock, par value $0.10, was converted into the right to receive $26.75 per share, and we requested that the New York Stock Exchange file with the Securities and Exchange Commission an application on Form 25 to strike the Company Common Stock from listing and registration thereon. On July 26, 2005, the New York Stock Exchange confirmed that such filing had been made.

As a result of the Merger, the Company Common Stock is privately held, and there is no established trading market for our stock. As of the date of this filing, there was one holder of record of the Company Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Years Ended
(In millions, except earnings per share data and number of stores)	February 2, 2008		February 3, 2007		January 28, 2006		January 29, 2005	January 31, 2004
Operations
Net sales (1)	$13,794		$13,050		$11,333		$11,155	$11,367
Net earnings (loss) (2)	153	(3)	109	(3)	(384	) (4)	252	63
Basic earnings per share	n/a		n/a		n/a		1.17	0.30
Diluted earnings per share	n/a		n/a		n/a		1.16	0.29

Financial Position at Year End
Working capital	$685		$347		$348		$1,806	$1,865
Real estate, net	2,401		2,331		2,386		2,400	2,328
Total assets	8,952		8,295		7,863		9,272	9,801
Long-term debt (5)	5,824		5,722		5,540		1,860	2,349
Stockholders’ (deficit) equity	(389)		(675)		(724)		4,325	3,974
Common shares outstanding	—		—		—		215.9	213.6

Number of Stores at Year End
Toys - U.S	585		586		671		681	685
International (6)	715		678		641		601	574
Babies	260		251		230		217	198
Kids “R” Us - U.S	—		—		—		—	44

Total Stores	1,560		1,515		1,542		1,499	1,501

(1)	Includes Net sales of $1,643 million and $1,650 million due to consolidation of Toys-Japan for the fiscals 2007 and 2006, respectively.
(2)	Includes the impact of restructuring and other charges. See Note 2 entitled “RESTRUCTURING AND OTHER CHARGES” in our Consolidated Financial Statements for further information.
(3)	Includes the impact of net gains on sales of properties of $33 million and $110 million in fiscals 2007 and 2006, respectively.
(4)	Includes $410 million of transaction and related costs and $22 million of contract settlement and other fees.
(5)	Excludes current portion of long-term debt.
(6)	Includes licensed and franchised stores.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” and Item 1A. entitled “RISK FACTORS.” Our MD&A includes the following sections:

EXECUTIVE OVERVIEW provides an overview of our business and financial performance for fiscal 2007 compared to fiscal 2006.

RESULTS OF OPERATIONS provides an analysis of our consolidated and segment results of operations for fiscal 2007 compared to fiscal 2006 and fiscal 2006 compared to fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing, short-term investments and contractual obligations.

CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2007 as well as accounting standards which we have not yet been required to implement and may be applicable to our future operations. This section also refers to Note 20 to the Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS.”

EXECUTIVE OVERVIEW

Our Business

We generate sales, earnings and cash flows by retailing toys, baby-juvenile, electronic products and children’s apparel worldwide. We operate all of the “R” Us branded retail stores in the United States and Puerto Rico, as well as approximately 70% of the “R” Us branded retail stores internationally. The balance of the “R” Us branded retail stores outside the United States are operated by franchisees and licensees, which do not have a material impact on our Net sales. We also sell merchandise through our Internet sites at www.toysrus.com and www.babiesrus.com in the United States, and through other Internet sites internationally.

As of February 2, 2008, we operated 1,560 “R” Us branded retail stores worldwide in the following formats:

•

Traditional toy store, which typically ranges in size from 30,000 to 46,000 square feet and devotes approximately 5,500 square feet to boutique areas for specialty baby-juvenile products, learning products or apparel;

•	Specialty baby-juvenile store, which typically ranges from 30,000 to 37,000 square feet and devotes approximately 2,000 to 5,000 square feet to specialty name brand and private label clothing;

•

Side-by-side store, which ranges in size from 30,000 to 46,000 square feet and devotes approximately 20,000 to 34,000 square feet to traditional toy products and 10,000 to 12,000 square feet to specialty baby-juvenile products; and

•

“R” superstore, which typically ranges from 60,000 to 64,000 square feet by combining a traditional toy store of approximately 32,000 square feet with a specialty baby-juvenile store of approximately 30,000 square feet.

Our extensive experience in retail site selection has resulted in a portfolio of stores that include attractive locations in many of our chosen markets. Markets for new stores and formats are selected on the basis of proximity to other “R” Us branded stores, demographic factors, population growth potential, competitive environment, availability of real estate and cost. Once a potential market area is identified, we select a suitable location based upon several criteria, including size of the property, access to major commercial thoroughfares, proximity of other strong anchor stores or other destination superstores, visibility and parking capacity.

As part of our worldwide growth strategy, we plan to open a number of new outlets for our toy and specialty baby-juvenile businesses by identifying attractive locations in new markets and converting existing stores into different formats. For fiscal 2008, we plan to invest in several remodels and will continue to test different store formats, such as side-by-side stores and “R” superstores, to maximize returns.

Our current reportable segments are Toys “R” Us – U.S. (“Toys – U.S.”), Toys “R” Us – International (“International”) and Babies “R” Us (“Babies”). The following is a brief description of our segments:

•

Toys – U.S. Our Toys – U.S. segment sells a variety of products in the learning, entertainment, core toys, seasonal and juvenile categories through 585 stores that operate in 49 states in the United States and Puerto Rico and through our Internet sites in the United States. Toys – U.S. Net sales are derived from its various store formats, which include 553 traditional toy stores, 28 side-by-side stores and 4 “R” superstores. Toys – U.S. includes all results of side-by-side and “R” superstores, including products typically sold by our Babies segment. On average, a typical Toys – U.S. store offers approximately 8,000 to 10,000 active items year-round. We believe we offer customers the most comprehensive selection of merchandise in the retail toy industry and are able to provide vendors with a year-round distribution outlet for the broadest assortment of their products.

•

International. Our International segment sells a variety of products in the learning, entertainment, core toys, juvenile and seasonal categories through 715 owned, licensed and franchised stores that operate in 34 countries and through our Internet sites internationally. Net sales from our owned and licensed locations in our International segment are derived from 665 traditional toy stores, as well as 30 side-by-side stores and 20 specialty baby-juvenile stores that operate in Australia, Austria, Canada, France, Germany, Japan, Portugal, Spain, Switzerland, and the United Kingdom. On average, a typical International store carries a range of 7,500 to 9,500 active items. Our differentiated assortment, proportionately higher private label or exclusively licensed product offerings, and quality service levels enable us to command a reputation as the shopping destination for toys, games, juvenile, and family leisure products.

•

Babies. Our Babies segment targets the pre-natal to infant market by offering a variety of juvenile products in the baby gear, infant care, apparel, commodities, furniture, bedding, and infant toys categories through 260 specialty baby-juvenile stores that operate in 42 states in the United States. On average, a typical Babies store offers approximately 24,000 active items year-round. Our Babies segment also offers a computerized baby registry service, which we believe registers more expectant parents than any other retailer in the domestic market. Our focus on the baby-juvenile market allows us to offer the broadest range of baby-juvenile products and deliver a high level of customer service and product knowledge. We believe these factors are important to parents who are expecting or have newborn children and help to differentiate us from our competitors.

In order to properly judge our business performance, it is necessary to be aware of the following challenges and risks:

•

Seasonality – Our worldwide toy store business is highly seasonal with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 40% of the sales from our worldwide toy store business and a substantial portion of the operating earnings and cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. Our Babies segment is not significantly impacted by seasonality.

•

Increased competition – Our businesses operate in a highly competitive retail market. We face strong competition from discount and mass merchandisers, national and regional chains and department stores, local retailers in the market areas we serve, and Internet and catalog businesses. We compete on the basis of product variety, quality and availability, safety, price, advertising and promotion, convenience or store location, and customer service. Price competition in the United States toy retailing business continued to be intense during the 2007 holiday season.

•

Spending patterns and product migration – In recent years, toy sales have been impacted by children migrating from traditional play categories at increasingly younger ages for more sophisticated products such as cell phones, DVD players, CD players, MP3 devices, and other electronic products. This pattern or migration tends to decrease consumer demand for traditional toys. To the extent that we are unable to offer consumers more sophisticated products or that these more sophisticated products are also available at a wider range of retailers than our traditional competitors, our Net sales and profitability could be adversely affected and we could experience excess inventories.

•

Video game business – The video game category is a significant merchandising category in the worldwide toy store business. Over the course of a video cycle, from release of a video platform until the release of the next generation of video platforms, video games have tended to account for 10% to 20% of our toy store net sales. Competition in the video game market has increased as the leading discounters, such as Wal-Mart and Target have expanded, and specialty players, such as Best Buy, Electronics Boutique, and GameStop, have all experienced significant growth leading to greater competing demands for limited supplies of hot products. Due to intense competition as well as the maturation of this category, the video game category will continue to experience volatility that may impact our net sales.

Financial Performance

As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for fiscal 2007 compared to fiscal 2006:

	Fiscal Years Ended
($ in millions)	2007	2006
Net sales growth (as compared to prior year)	5.7%	15.2	%(1)
Gross margin (as a percentage of Net sales)	34.8%	33.8%
Selling, general and administrative expenses (as a percentage of Net sales)	27.2%	26.4%
Net earnings	$153	$109

(1)	Net sales increased by $1,650 million or 14.6% due to the consolidation of Toys-Japan beginning in fiscal 2006.

Net sales for fiscal 2007 increased due to benefits in foreign currency translation, increased Net sales from new store openings, comparable store net sales improvements at all of our segments and increases in our Internet-based Net sales. Partially offsetting these increases were decreases due to store closings and a decrease of approximately $152 million in fiscal 2007, which had 52 weeks, compared to fiscal 2006, which had 53 weeks.

Gross margin as a percentage of Net sales for fiscal 2007 increased primarily due to improvements in initial markup at all of our segments, partially offset by increased markdowns at our Toys – U.S. and Babies segments.

Selling, general and administrative expenses (“SG&A”) as a percentage of Net sales for fiscal 2007 increased primarily due to increases in store occupancy and payroll-related expenses as a result of new store openings, increases in advertising expenses and the impact of foreign currency translation.

Net earnings for fiscal 2007 increased primarily due to increases in Gross margin as a result of increased overall Net sales, and decreases in Interest expense and Depreciation and amortization expenses, partially offset by increases in SG&A, decreases in Net gains on sales of properties and increased Income tax expense.

RESULTS OF OPERATIONS

We have provided below a discussion of our results of operations, which are presented on the basis required by accounting principles generally accepted in the United States (“GAAP”). As a result of our control, our ownership in Toys-Japan and other factors, we have consolidated the results of Toys-Japan into our Consolidated Financial Statements effective as of the beginning of the first quarter of fiscal 2006. Refer to Note 1 to the Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information. We had previously accounted for our investment in Toys-Japan using the equity method of accounting. For comparability purposes, we have provided a Consolidated Statement of Operations for fiscal 2005 on a non-GAAP adjusted basis in order to provide comparable presentation to our reported results for fiscals 2007 and 2006. We believe that providing this financial statement as if we had consolidated Toys-Japan provides investors with a measurement of operating results which are comparable with subsequent periods. We believe that this performance measurement may assist investors in assessing performance between periods and in developing expectations of future performance. We use these items in internal performance measures to analyze performance between periods, develop internal projections and measure management performance. Non-GAAP pro forma financial measures should be viewed in addition to, and not as an alternative for, the reported Consolidated Statement of Operations for fiscal 2005.

Pro Forma Consolidated Statements of Operations

	Fiscal Years Ended
(In millions)	February 2, 2008	February 3, 2007	January 28, 2006
	(As reported)	(As reported)	(Pro forma)	Toys-Japan	Elimination	(As reported)
Net sales	$13,794	$13,050	$12,961	$1,628	$—	$11,333
Cost of sales	8,987	8,638	$8,784	1,132	—	7,652

Gross margin	4,807	4,412	4,177	496	—	3,681

Selling, general and administrative expenses	3,748	3,450	3,414	461	(2)	2,955
Depreciation and amortization	394	409	429	29	—	400
Net (gains) losses on sales of properties	(33)	(110)	3	—	—	3
Restructuring and other charges	2	14	33	—	—	33
Contract settlement fees and other	—	—	22	—	—	22
Transaction and related costs	—	—	410	—	—	410

Total operating expenses	4,111	3,763	4,311	490	(2)	3,823

Operating earnings (loss)	696	649	(134)	6	2	(142)
Other (expense) income:
Interest expense	(503)	(537)	(401)	(7)	—	(394)
Interest income	27	31	31	—	—	31

Earnings (loss) before income taxes and minority interest	220	143	(504)	(1)	2	(505)
Income tax expense (benefit)	65	35	(117)	4	—	(121)
Minority interest	2	(1)	(3)	—	(3)	—

Net earnings (loss)	$153	$109	$(384)	$(5)	$5	$(384)

Comparable Store Net Sales

We include, in computing comparable store net sales, stores that have been open for at least 56 weeks (1 year and 4 weeks) from their “soft” opening date. Soft opening is typically two weeks prior to the grand opening.

Comparable stores generally include:

•	Stores that have been remodeled while remaining open;

•	Stores that have been relocated to new buildings within the same trade area, in which the new store opens at about the same time as the old store closes; and

•	Stores that have expanded in their current locations.

By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 56 weeks or more, we can better gauge how the core store base is performing since it excludes store openings, major remodels and closings.

Various factors affect comparable store net sales, including the number of stores we open or close, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of our releases of new merchandise and promotional events, the success of marketing programs, and the cannibalization of existing store net sales by new stores. Among other things, weather conditions can affect comparable store net sales because inclement weather can require us to close certain stores temporarily and thus reduce customer traffic in those stores. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store net sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store net sales will continue to fluctuate in the future.

	Comparable Store Net Sales Performance
(In local currencies)	Fiscal 2007 (1)		Fiscal 2006 (1)		Fiscal 2005
Toys - U.S.	2.2%		0.6%		(1.4)%
International	2.7	%(2)	2.6	%(3)	3.1	%(3)
Babies	2.0%		4.8%		5.7%

(1)

Fiscal 2007 measures the variances between the 52 weeks ended February 2, 2008 and the 52 weeks ended February 3, 2007. Fiscal 2006 measures the variances between the 53 weeks ended February 3, 2007 and the 53 weeks ended February 4, 2006.

(2)

Includes wholly-owned operations. Toys-Japan is considered a wholly-owned operation beginning fiscal 2006. Excluding a 2.9 percentage point impact of Toys-Japan, the increase in comparable store net sales for our International segment would have been 5.6% for fiscal 2007.

(3)	Includes wholly-owned operations except Toys-Japan, which was consolidated beginning in fiscal 2006.

Percentage of Net Sales by Product Category

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Juvenile	31.6%	30.9%	30.0%
Learning	20.3%	21.1%	21.2%
Entertainment	17.4%	16.1%	15.9%
Core Toy	16.6%	17.2%	17.9%
Seasonal	12.9%	13.5%	13.8%
Other(1)	1.2%	1.2%	1.2%

Total	100.0%	100.0%	100.0%

(1)	Consists primarily of shipping revenues related to our Internet-based sales for Toys-U.S. and non-product related other revenues.

Store Count by Segment

	Segment Store Count
	February 2, 2008	Fiscal 2007		February 3, 2007	Fiscal 2006		January 28, 2006
		Opened	Closed		Opened	Closed
Toys - U.S	585	3	(4)	586	—	(85)	671
International(1)	715	46	(9)	678	47	(10)	641
Babies	260	9	—	251	22	(1)	230

Total	1,560	58	(13)	1,515	69	(96)	1,542

(1)

At the end of fiscals 2007, 2006 and 2005, we licensed and franchised 211, 190, and 336 stores, respectively. As of January 28, 2006, 163 of these stores related to Toys-Japan, which is considered wholly-owned beginning in fiscal 2006. The financial impact of income from our licensed and franchised stores is not material to our consolidated results of operations.

Fiscal 2007 Compared to Fiscal 2006

Net Earnings

	Net Earnings
(In millions)	Fiscal 2007	Fiscal 2006	Change
Toys “R” Us Consolidated	$153	$109	$44

We generated Net earnings of $153 million in fiscal 2007 compared to $109 million in fiscal 2006. Net earnings increased primarily due to an improvement in Gross margin of $395 million, a decrease in Interest expense of $34 million and a decrease in Depreciation and amortization of $15 million, partially offset by an increase in SG&A of $298 million, a decrease in Net gains on sales of properties of $77 million, and an increase in Income tax expense of $30 million. Each of these changes includes the effect of foreign currency translation, which in total accounted for approximately $19 million of the increase in Net earnings.

Net Sales

	Net Sales
					Percentage of Net sales
($ in millions)	Fiscal 2007	Fiscal 2006	$ Change	% Change	Fiscal 2007	Fiscal 2006
Toys - U.S.	$5,955	$5,894	$61	1.0%	43.2%	45.2%
International	5,344	4,780	564	11.8%	38.7%	36.6%
Babies	2,495	2,376	119	5.0%	18.1%	18.2%

Total Net sales	$13,794	$13,050	$744	5.7%	100.0%	100.0%

Net sales increased by $744 million, or 5.7%, to $13,794 million in fiscal 2007 from $13,050 million in fiscal 2006. Foreign currency translation accounted for approximately $329 million of the increase.

The increase in Net sales for fiscal 2007, excluding foreign currency translation, was primarily the result of Net sales increases due to new stores, improved comparable store net sales at all our segments, and increases in our Internet-based Net sales. Partially offsetting these increases were decreases due to the closing of 85 stores in our Toys – U.S. segment in fiscal 2006. Additionally, our reporting period for fiscal 2007 included 52 weeks compared to 53 weeks for fiscal 2006, which caused a decrease in Net sales of approximately $152 million in fiscal 2007 compared to fiscal 2006.

Toys – U.S.

Net sales for the Toys – U.S. segment increased by $61 million, or 1.0%, to $5,955 million for fiscal 2007 compared to $5,894 million for fiscal 2006. The increase in Net sales was primarily a result of increases in comparable store net sales and Internet-based Net sales. These increases were partially offset by decreased Net sales as a result of the closing of 85 stores in fiscal 2006. Additionally, our reporting period for fiscal 2007 included 52 weeks compared to 53 weeks for fiscal 2006, which caused a decrease in Net sales of approximately $57 million in fiscal 2007 compared to fiscal 2006.

The comparable store net sales increase in fiscal 2007 was primarily a result of an increase in our entertainment category as a result of strong demand for video game hardware and software, including the Nintendo Wii and Nintendo DS video game systems and related accessories. These increases were partially offset by lower sales in our learning and core toy categories, primarily due to a decline in sales of older product lines.

International

Net sales for the International segment increased by $564 million, or 11.8%, to $5,344 million for fiscal 2007, compared to $4,780 million for fiscal 2006. Excluding a $329 million increase in Net sales due to foreign currency translation, Net sales of our International segment increased primarily due to new store openings and an increase in comparable store net sales. Additionally, our reporting period for fiscal 2007 included 52 weeks compared to 53 weeks for fiscal 2006, which caused a decrease in Net sales of approximately $49 million in fiscal 2007 compared to fiscal 2006.

The comparable store net sales increase in fiscal 2007 was primarily impacted by increases in our entertainment, juvenile and core toys categories. The entertainment category increased primarily due to continued strong demand for the Nintendo Wii, Nintendo DS and Sony PlayStation 3 video game systems and related accessories. The increase in the infant care category was primarily due to increased demand for furniture, bedding and consumables. The core toys category increased primarily due to higher sales of licensed action figures. These increases were partially offset by decreases in our seasonal category primarily due to decreased demand for outdoor products and bicycles.

Babies

Net sales for the Babies segment increased by $119 million, or 5.0%, to $2,495 million for fiscal 2007 compared to $2,376 million for fiscal 2006. The increase was primarily a result of Net sales from new store openings, as well as an increase in comparable store net sales. Additionally, our reporting period for fiscal 2007 included 52 weeks compared to 53 weeks for fiscal 2006, which caused a decrease in Net sales of approximately $46 million in fiscal 2007 compared to fiscal 2006.

The comparable store net sales increase in fiscal 2007 was primarily a result of increases in our commodities and infant care categories. The commodities category was positively impacted by continued strong demand for value-package products, baby foods and other new products. The infant care category increased primarily due to strong demand for safety products, monitors and infant feeding products. Increases in these categories were partially offset by lower sales in the furniture category.

Cost of Sales and Gross Margin

We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.

The following costs are included in Cost of sales:

•	merchandise acquired from vendors;

•	freight in;

•	markdowns;

•	provision for excess and obsolete inventory;

•	shipping costs;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	Gross Margin
				Percentage of Net sales
($ in millions)	Fiscal 2007	Fiscal 2006	$ Change	Fiscal 2007	Fiscal 2006	% Change
Toys - U.S.	$1,912	$1,829	$83	32.1%	31.0%	1.1%
International	1,905	1,645	260	35.6%	34.4%	1.2%
Babies	990	938	52	39.7%	39.4%	0.3%

Total Gross margin	$4,807	$4,412	$395	34.8%	33.8%	1.0%

Consolidated Gross margin increased by $395 million to $4,807 million in fiscal 2007 from $4,412 million in fiscal 2006. Gross margin as a percentage of Net sales increased by 1.0 percentage point in fiscal 2007 compared to fiscal 2006. Our fiscal 2007 included 52 weeks compared to 53 weeks in fiscal 2006, which caused a decrease in Gross margin of approximately $53 million in fiscal 2007 from fiscal 2006. Foreign currency translation accounted for approximately $122 million of the increase.

Gross margin as a percentage of Net sales was positively impacted by improvements in initial markup at all of our segments and decreased markdowns at our International segment, partially offset by increased markdowns at our Toys – U.S. and Babies segments. Markup is the difference between an item’s cost and its retail price (expressed as a percentage of its retail price). Factors that affect markup include vendor offerings and negotiations, vendor income, sourcing strategies, market forces like the cost of raw materials and freight, and competitive influences. Markdowns are the reduction in the original or previous price of retail merchandise. Factors that affect markdowns include inventory management and competitive influences. The definition and method of calculating markup, markdowns, and gross margin varies across the retail industry.

Toys – U.S.

Gross margin increased by $83 million to $1,912 million in fiscal 2007 compared to $1,829 million in fiscal 2006. Gross margin as a percentage of Net sales in fiscal 2007 increased by 1.1 percentage points compared to fiscal 2006. The increase in Gross margin as a percentage of Net sales was primarily due to improved initial markup, which contributed a 1.2 percentage point increase, partially offset by increased markdowns, which contributed a 0.1 percentage point decrease.

The improved initial markup was primarily a result of increased sales of private label products. The increase in markdown costs was the result of planned increases in promotional events.

International

Gross margin increased by $260 million to $1,905 million in fiscal 2007 compared to $1,645 million in fiscal 2006. Gross margin as a percentage of Net sales in fiscal 2007 increased 1.2 percentage points compared to fiscal 2006. The increase in Gross margin as a percentage of Net sales was primarily due to improved initial markup and decreased markdowns, each of which contributed 0.6 percentage point increases. Foreign currency translation accounted for approximately $122 million of the increase.

The improved initial markup was primarily due to favorable changes in our sales mix toward higher margin products such as juvenile furniture and apparel in our infant care category and licensed products in our core toy category. Additionally, our change in accounting method for valuing merchandise inventories of our international wholly-owned subsidiaries from the retail inventory method to the weighted average cost method (see Note 6 to the Consolidated Financial Statements entitled “CHANGE IN ACCOUNTING PRINCIPLE”) contributed an approximate $13 million increase to our Gross margin for fiscal 2007.

Babies

Gross margin increased by $52 million to $990 million in fiscal 2007 compared to $938 million in fiscal 2006. Gross margin as a percentage of Net sales in fiscal 2007 increased by 0.3 percentage points compared to fiscal 2006. The increase in Gross margin as a percentage of Net sales was primarily due to improved initial markup, which contributed a 1.0 percentage point increase, partially offset by increased markdowns, which contributed a 0.7 percentage point decrease.

The improved initial markup was primarily a result of a favorable change in our sales mix toward higher margin products in the infant care, bedding and baby gear categories. This increase in initial markup was partially offset by additional markdowns to keep inventory current, as well as markdowns resulting from planned increases in promotional events.

Selling, General and Administrative Expenses (“SG&A”)

The following are the types of costs and income included in SG&A:

•	Store payroll and related payroll benefits;

•	Rent and other store operating expenses;

•	Advertising expenses;

•	Costs associated with operating our distribution network, including costs related to moving merchandise from distribution centers to stores;

•	Impairment losses on long-lived assets;

•	Other corporate-related expenses; and

•	Other income.

	SG&A
($ in millions)	Fiscal 2007	Percentage of Net sales	Fiscal 2006	Percentage of Net sales
Toys “R” Us - Consolidated	$3,748	27.2%	$3,450	26.4%

SG&A expenses increased $298 million to $3,748 million in fiscal 2007 compared to $3,450 million in fiscal 2006. As a percentage of net sales, SG&A expenses increased 0.8 percentage points. Foreign currency translation accounted for approximately $89 million of the increase.

In addition to the impact of foreign currency translation, the increase in SG&A expenses was primarily due to increases in store occupancy, payroll-related and advertising expenses. Store occupancy and payroll-related expenses increased primarily due to new store openings at our International and Babies segments, increased costs to improve store layouts at our Toys – U.S. segment, and higher store staffing expenditures to support increased sales and training initiatives throughout all of our segments. Advertising expenses increased due to increased print advertising and promotional activities at all of our segments.

Depreciation and Amortization

	Depreciation and Amortization
(In millions)	Fiscal 2007	Fiscal 2006	Change
Toys “R” Us - Consolidated	$394	$409	$(15)

Depreciation and amortization decreased by $15 million to $394 million in fiscal 2007 compared to $409 million in fiscal 2006. The decrease was primarily attributed to $24 million of accelerated depreciation related to the fiscal 2005 restructuring initiative recorded in the first quarter of fiscal 2006. The decrease was partially offset by higher depreciation expense at Babies and International due to new store openings and an approximate $6 million effect related to foreign currency translation.

Net Gains on Sales of Properties

	Net Gains on Sales of Properties
(In millions)	Fiscal 2007	Fiscal 2006	Change
Toys “R” Us - Consolidated	$(33)	$(110)	$77

Net gains on sales of properties decreased by $77 million to $33 million in fiscal 2007 compared to $110 million in fiscal 2006. The decrease was primarily due to the net gain in fiscal 2006 of $91 million related to the sales of 38 stores primarily to an affiliate of one of our Sponsors, Vornado Surplus 2006 Realty LLC.

Refer to Note 5 to our Consolidated Financial Statements entitled “PROPERTY AND EQUIPMENT” for a description of our net gains on sales of properties.

Restructuring and Other Charges

	Restructuring and Other Charges
(In millions)	Fiscal 2007	Fiscal 2006	Change
Toys “R” Us - Consolidated	$2	$14	$(12)

Restructuring and other charges decreased by $12 million to $2 million in fiscal 2007 compared to $14 million in fiscal 2006.

During fiscal year 2007 we recorded $2 million of net charges which were from prior years’ initiatives and are primarily due to changes in management’s estimates for events such as lease terminations, assignments and sublease income adjustments.

For fiscal 2006, we incurred $12 million of net charges related to our 2005 initiatives. The remaining $2 million of net charges related to 2004 and earlier initiatives.

Refer to Note 2 to our Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES” for a description of our different restructuring initiatives.

Interest Expense

	Interest Expense
(In millions)	Fiscal 2007	Fiscal 2006	Change
Toys “R” Us - Consolidated	$503	$537	$(34)

Interest expense decreased by $34 million for fiscal 2007 compared to fiscal 2006. The decrease in Interest expense was primarily due to reduced average borrowings outstanding under our revolving credit facilities and reduced amortization of deferred financing costs in fiscal 2007, which decreased Interest expense by approximately $69 million. These decreases were partially offset by charges related to changes in the fair values of our derivatives which do not qualify for hedge accounting, which increased Interest expense by approximately $35 million for fiscal 2007 compared to fiscal 2006. Additionally, the overall decrease was partially offset by the effect of foreign currency translation, which in total caused an increase of approximately $8 million.

Interest income

	Interest Income
(In millions)	Fiscal 2007	Fiscal 2006	Change
Toys “R” Us - Consolidated	$27	$31	$(4)

Interest income decreased by $4 million for fiscal 2007 compared to fiscal 2006 primarily due to more efficient global cash management.

Income Tax Expense

	Income Tax Expense
(In millions)	Fiscal 2007	Fiscal 2006	Change
Toys “R” Us - Consolidated	$65	$35	$30
Consolidated effective tax rate	29.5%	24.5%	5.0%

The increase in income tax expense of $30 million reflects a combination of factors. The primary reason for the increase in income tax expense is the increase in pre-tax earnings, adjustments to the current and deferred tax accounts, net changes in valuation allowance and an increase in liabilities for unrecognized tax benefits.

Fiscal 2006 Compared to Fiscal 2005

Net Earnings (Loss)

	Net Earnings (Loss)
(In millions)	Fiscal 2006	Fiscal 2005	Change
Toys “R” Us Consolidated	$109	$(384)	$493

We generated Net earnings of $109 million in fiscal 2006 compared to a Net loss of $384 million in fiscal 2005. The consolidation of Toys-Japan had no impact on net earnings, but did affect amounts classified in the Consolidated Statement of Operations. Excluding the impact of Toys-Japan on amounts classified in the Consolidated Statement of Operations, Net earnings increased primarily due to the absence of Transaction and related costs of $410 million incurred in connection with the Merger Transaction in fiscal 2005 (described in Note 13 to our Consolidated Financial Statements entitled “MERGER TRANSACTION”), an improvement in Gross margin of $268 million, and an increase in Net gains of $113 million related to the sales of properties in fiscal 2006. The increase in Net earnings was partially offset by a decrease in Income tax benefit of $164 million, and an increase in Interest expense of $138 million as a result of a full year of interest expense on the increased borrowings related to the Merger Transaction in fiscal 2005. Our increase in SG&A expenses of $61 million was partially offset by reduced Depreciation and amortization of $30 million due to the retirement of assets related to the fiscal 2005 restructuring initiatives and the absence of the loss on early extinguishment of debt and Contract settlement fee expense of $22 million.

Net Sales

	Net Sales
					Percentage of Net sales
($ in millions)	Fiscal 2006	Fiscal 2005	$ Change	% Change	Fiscal 2006	Fiscal 2005
Toys - U.S.	$5,894	$6,431	$(537)	(8.4)%	45.2%	56.8%
International	4,780	2,815	1,965	69.8%	36.6%	24.8%
Babies	2,376	2,087	289	13.8%	18.2%	18.4%

Total Net sales	$13,050	$11,333	$1,717	15.2%	100.0%	100.0%

Consolidated net sales increased by $1,717 million, or 15.2%, to $13,050 million in fiscal 2006 from $11,333 million in fiscal 2005. Net sales increased by $1,650 million, or 14.6%, in fiscal 2006 due to the consolidation of Toys-Japan, and increased by $147 million in fiscal 2006 due to the changes in foreign currency translation in International. Our reporting period for fiscal 2006 included 53 weeks compared to 52 weeks for fiscal 2005, which also added incremental Net sales of approximately $134 million, net of Toys-Japan. Excluding these increases, our Net sales decreased primarily due to the closing of 85 stores in our Toys-U.S. segment in fiscal 2006. The decrease in our Toys-U.S. segment was partially offset by increased Net sales from new stores at our International and Babies segments and favorable comparable store Net sale increases at all segments. Net sales in our International and Babies segments were positively impacted by the addition of 22 Babies stores, and the opening of 26 wholly-owned International stores in fiscal 2006.

Toys – U.S.

Net sales for the Toys – U.S. segment decreased by $537 million, or 8.4%, to $5,894 million in fiscal 2006 compared to $6,431 million in fiscal 2005. The decrease in Net sales was primarily driven by the closing of 85 toy stores in the United States in fiscal 2006, and decreases in Internet-based net sales. The decrease in Net sales was partially offset by the comparable store net sales increase in fiscal 2006 compared to fiscal 2005. Our fiscal 2006 included 53 weeks compared to 52 weeks for fiscal 2005, which also added incremental sales of approximately $57 million.

Comparable store net sales in fiscal 2006 were primarily impacted by increases in the learning, seasonal and core toy categories. The increases in the learning categories were driven by a strong back to school season and strong preschool and infant toy sales. The increases in outdoor seasonal categories were primarily driven by swing sets. The increases in the core toy categories were driven by items associated with new movie releases and die-cast toys. These results were partially offset by lower sales of our apparel, juvenile, and entertainment. The decline in apparel sales was the result of reduced advertising and the elimination of larger size ranges and accompanying accessories. The decline in juvenile sales was attributable to declines in furniture and infant care categories. Entertainment’s overall performance was impacted by softness in electronics and lower video game sales in the first half of the year caused by the anticipation of new video launches, partially offset by the strong performance in the next generation of video hardware launches.

International

Net sales for the International segment increased by $1,965 million, or 69.8%, to $4,780 million in fiscal 2006 compared to $2,815 million in fiscal 2005. Net sales of International increased by $1,650 million, or 58.6%, in fiscal 2006 due to the consolidation of Toys-Japan, and increased by $147 million, or 5.2%, in fiscal 2006 due to the changes in foreign currency translation. Excluding the impact of Toys-Japan and changes in foreign currency translation, the increase in Net sales was primarily driven by the comparable store net sales increase, new stores opened in fiscal 2006, and a full year of sales at new stores added in fiscal 2005. Our reporting period for fiscal 2006 included 53 weeks compared to 52 weeks for fiscal 2005, which also added incremental sales of approximately $31 million, net of Toys-Japan.

Comparable store net sales in fiscal 2006 were primarily impacted by increases in infant care products, learning and electronics categories. The increase in infant care categories was primarily due to increases in car-related products and growth in strollers, furniture, and home décor. The increase in learning categories was primarily due to increases in educational electronics products and games. Electronics increased due to strong sales of video game hardware and software related to the next generation of video hardware launches.

Babies

Net sales for the Babies segment increased by $289 million, or 13.8%, to $2,376 million in fiscal 2006 compared to $2,087 million in fiscal 2005. The increase in Net sales was primarily driven by a full year of sales at new stores added in fiscal 2005, new stores opened in fiscal 2006, and comparable store net sales increases. Our fiscal 2006 included 53 weeks compared to 52 weeks for fiscal 2005, which also added incremental sales of approximately $46 million.

Comparable store net sales in fiscal 2006 were primarily impacted by an increase in commodities categories, as well as increases in infant care products, bedding products, apparel, and baby gear products. New value packaging as well as strong sales in organic foods drove the commodities’ increase. The increase in infant care products was due to sales of higher price point items. Updated assortments in bedding products drove strong sales trends during the year. The increase in apparel sales was primarily due to increased color, size and style assortments, as well as expanded private label offerings. The increase in baby gear products was the result of updated assortments in Babies’ exclusive travel systems and coordinated travel collections.

Cost of Sales and Gross Margin

	Gross Margin
				Percentage of Net sales
($ in millions)	Fiscal 2006	Fiscal 2005	$ Change	Fiscal 2006	Fiscal 2005	% Change
Toys - U.S.	$1,829	$1,833	$(4)	31.0%	28.5%	2.5%
International	1,645	1,048	597	34.4%	37.2%	-2.8%
Babies	938	800	138	39.4%	38.3%	1.1%

Total Gross margin	$4,412	$3,681	$731	33.8%	32.5%	1.3%

Consolidated Gross margin increased by $731 million to $4,412 million in fiscal 2006, from $3,681 million in fiscal 2005. Gross margin as a percentage of Net sales increased by 1.3 percentage points in fiscal 2006, compared to fiscal 2005. Gross margin increased by $463 million due to the consolidation of Toys-Japan in fiscal 2006, which decreased Gross margin as a percentage of Net sales by 0.8 percentage points for fiscal 2006, compared to fiscal 2005. Our fiscal 2006 included 53 weeks compared to 52 weeks in fiscal 2005, which added incremental Gross margin of approximately $50 million in fiscal 2006, net of Toys-Japan.

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

Toys – U.S.

Gross margin decreased by $4 million to $1,829 million in fiscal 2006, compared to $1,833 million in fiscal 2005. Gross margin as a percentage of Net sales in fiscal 2006 increased 2.5 percentage points compared to fiscal 2005. The increase in gross margin as a percentage of net sales was primarily due to a 1.9 percentage point decrease in markdown costs and a 0.6 percentage point increase in initial markup.

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

International

Gross margin increased by $597 million to $1,645 million in fiscal 2006, compared to $1,048 million in fiscal 2005. Gross margin as a percentage of Net sales in fiscal 2006 decreased 2.8 percentage points, compared to fiscal 2005. Gross margin included $463 million due to the consolidation of Toys-Japan in fiscal 2006, which decreased Gross margin as a percentage of Net sales by 3.3 percentage points in fiscal 2006 compared to fiscal 2005.

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

Babies

Gross margin increased by $138 million to $938 million in fiscal 2006, compared to $800 million in fiscal 2005. Gross margin as a percentage of Net sales in fiscal 2006 increased 1.1 percentage points compared to fiscal 2005. The increase in Gross margin as a percentage of Net sales was primarily due to a 1.2 percentage point improvement in initial markup and was partially offset by an increase in markdowns of 0.1 percentage points.

The increase in initial markup was primarily driven by sales of higher margin products in apparel, bedding and infant care categories. Markdown costs increased slightly primarily due to various promotional and clearance programs.

SG&A

	SG&A
($ in millions)	Fiscal 2006	Percentage of Net sales	Fiscal 2005	Percentage of Net sales
Toys “R” Us - Consolidated	$3,450	26.4%	$2,955	26.1%

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

Depreciation and Amortization

	Depreciation and Amortization
(In millions)	Fiscal 2006	Fiscal 2005	Change
Toys “R” Us - Consolidated	$409	$400	$9

Depreciation and amortization increased by $9 million to $409 million in fiscal 2006 compared to $400 million in fiscal 2005. The increase was primarily attributed to the inclusion of $39 million of depreciation and amortization from the consolidation of Toys-Japan. This increase was partially offset by a decrease of $21 million related to the locations identified in the fiscal 2005 restructuring initiative and other restructured properties, which were classified as held for sale and sold during fiscal 2006.

Net (Gains) Losses on Sales of Properties

	Net (Gains) Losses on Sales of Properties
(In millions)	Fiscal 2006	Fiscal 2005	Change
Toys “R” Us - Consolidated	$(110)	$3	$(113)

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

Restructuring and Other Charges

	Restructuring and Other Charges
(In millions)	Fiscal 2006	Fiscal 2005	Change
Toys “R” Us - Consolidated	$14	$33	$(19)

Restructuring and other charges decreased by $19 million to $14 million in fiscal 2006 compared to $33 million in fiscal 2005. For fiscal 2006, we incurred $12 million of net charges related to our 2005 initiatives. The 2005 restructuring initiative charges consisted of $10 million for lease commitments and $6 million of asset impairment and disposal charges. These charges were partially offset by the reversal of $3 million of lease commitments on properties sold and $1 million of severance charges that we determined were no longer needed. The remaining net charges related to 2004 and earlier initiatives.

For the fiscal year ended January 28, 2006, we incurred $31 million net charges under our 2005 initiatives consisting of $22 million related to asset impairment, $1 million related to lease commitments and $8 million related to severance costs. The remaining net charges related to 2004 and earlier initiatives.

Refer to Note 2 to our Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES” for a description of our different restructuring initiatives.

Transaction and Related Costs

	Transaction and Related Costs
(In millions)	Fiscal 2006	Fiscal 2005	Change
Toys “R” Us - Consolidated	$—	$410	$(410)

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

Contract Settlement Fees and Other

	Contract Settlement Fees and Other
(In millions)	Fiscal 2006	Fiscal 2005	Change
Toys “R” Us - Consolidated	$—	$22	$(22)

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

Interest Expense

	Interest Expense
(In millions)	Fiscal 2006	Fiscal 2005	Change
Toys “R” Us - Consolidated	$537	$394	$143

Interest expense increased by $143 million to $537 million in fiscal 2006 compared to $394 million in fiscal 2005. The increase in Interest expense was primarily due to our significant increase in total outstanding debt, which was incurred as a result of our Merger transaction in July 2005. During fiscal 2006, we incurred 53 weeks of Interest expense as compared to 27 weeks of interest expense in fiscal 2005 on our higher debt balances, which increased Interest expense by $210 million. This increase was primarily offset by the reduction of deferred financing fee write-offs in fiscal 2005 of $59 million and the retirement of debt, which reduced Interest expense by $16 million.

Interest Income

	Interest Income
(In millions)	Fiscal 2006	Fiscal 2005	Change
Toys “R” Us - Consolidated	$31	$31	$—

Interest income remained constant at $31 million in fiscal 2006 and in fiscal 2005 due to a $6 million increase related to the consolidation of Toys-Japan, offset by a net decrease of approximately $6 million due to lower average cash balances maintained. Our cash balances earned slightly higher average interest rates during fiscal 2006.

Income Tax Expense (Benefit)

	Income Tax Expense (Benefit)
(In millions)	Fiscal 2006	Fiscal 2005	Change
Toys “R” Us - Consolidated	$35	$(121)	$156
Consolidated effective tax rate	24.5%	24.0%	0.5%

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

LIQUIDITY AND CAPITAL RESOURCES

At February 2, 2008, we had no outstanding borrowings and a total of $110 million of outstanding letters of credit under our $2.0 billion secured revolving credit facility which expires in fiscal 2010. We had availability of $1.0 billion under the facility at fiscal year-end. In addition, we had no outstanding borrowings and we had availability of $401 million at fiscal year end under our multi-currency revolving credit facility (£95 million and €145 million) which expire in fiscal 2010.

Toys – Japan maintained loans under unsecured credit facilities with various financial institutions. These unsecured credit facilities consisted of approximately ¥47 billion ($439 million at February 2, 2008) in uncommitted lines of credit. We had a balance outstanding of $137 million and availability of $302 million under these facilities at February 2, 2008.

On March 31, 2008, Toys – Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”) and an overdraft facility of ¥4 billion ($40 million at March 31, 2008). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($201 million at March 31, 2008), which expires in fiscal 2011. Tranche 2 is available in amounts of up to ¥15 billion ($151 million at March 31, 2008), which expires in fiscal 2009. At February 2, 2008, we have classified the outstanding balance of $137 million as long-term debt, as we have refinanced these borrowings subsequent to February 2, 2008 under Tranche 1, which expires in fiscal 2011.

In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, servicing debt, financing construction of new stores, remodeling existing stores, and paying expenses to operate our stores. We will consider additional sources of financing to fund our long-term growth. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the holiday selling season. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and our revolving credit facilities.

We believe that cash generated from operations, along with our existing cash and revolving credit facilities, will be sufficient to fund our expected cash flow requirements including our holiday season inventory buildup and planned capital expenditures for at least the next 12 months. Our projected obligations for fiscal 2008 and beyond are set forth below under “Contractual Obligations.”

Cash Flows

(In millions)	Fiscal 2007	Fiscal 2006	Fiscal 2005
Net cash provided by operating activities	$527	$411	$671
Net cash (used in) provided by investing activities	(416)	(107)	573
Net cash used in financing activities	(152)	(566)	(1,488)
Effect of exchange rate changes on cash and cash equivalents	27	46	(7)

Net decrease during period in cash and cash equivalents	$(14)	$(216)	$(251)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for fiscal 2007 was $527 million, an increase of $116 million compared to fiscal 2006. The increase in cash provided by operating activities was primarily the result of changes in accounts payable due to extended payment terms with our vendors, lower interest payments resulting from lower average debt balances, and increased gross margins from operations. The increase was partially offset by increased spending on merchandise inventories to support additional square footage and comparable-store sales growth.

Net cash provided by operating activities for fiscal 2006 was $411 million, a decrease of $260 million compared to fiscal 2005. The decrease in cash provided by operating activities was primarily the result of the significant reduction in fiscal 2005 of working capital as a result of inventory management improvements, increased cash used for operating expenses and increased interest payments on higher average debt balances in fiscal 2006. These increases in cash used were partially offset by increased gross margins from our operations, the absence of $410 million transaction costs related to the Merger Transaction, and $22 million of contract settlement fees related to the purchase of our Wayne, N.J. headquarters facilities in fiscal 2005. The above changes in our net cash provided by operating activities in fiscal 2006 included $65 million of cash provided due to the consolidation of Toys-Japan in fiscal 2006.

Cash Flows (Used in) Provided by Investing Activities

Net cash used in investing activities for fiscal 2007 was $416 million, an increase of $309 million compared to fiscal 2006. The increase in net cash used in investing activities was primarily due to a $158 million decrease in cash inflows from the sale of fixed assets, the purchase of $168 million of short-term investments, and a $41 million increase in capital expenditures. The increase in net cash used in investing activities was partially offset by a $58 million increase in cash flows resulting from a $17 million release of previously restricted cash in fiscal 2007 compared to a $41 million increase in restricted cash related to property financings in fiscal 2006.

Our capital expenditures are primarily for financing construction of new stores and remodeling existing stores. In addition, our capital expenditures include costs to improve and enhance our information technology systems. For fiscal 2008, we plan to continue to increase our capital spend as we focus on future store improvement and growth in all our segments.

Net cash used in investing activities for fiscal 2006 was $107 million, a decrease of $680 million compared to cash provided by investing activities in fiscal 2005. The change in cash used in investing activities was primarily the result of the absence of cash generated from the sale of $953 million of our short-term investments in fiscal 2005. This was partially offset by a $207 million increase in cash inflows from the sale of fixed assets in fiscal 2006 and an increase in restricted cash, which was $66 million less than the increase in fiscal 2005. Increases in capital expenditures related to store expansions of $112 million in fiscal 2006 were offset by the absence of the $112 million payment to purchase our Wayne, N.J. headquarters facilities in fiscal 2005. The above changes in our net cash used in investing activities in fiscal 2006 included $22 million of cash used due to the consolidation of Toys-Japan.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $152 million for fiscal 2007, a decrease of $414 million from fiscal 2006. The decrease in net cash used in financing activities was primarily due to a $3,020 million decrease in debt repayments, partially offset by a $2,663 million reduction in borrowings. The decrease in gross borrowings and repayments reflects a reduction in refinancing activities compared to fiscal 2006.

Net cash used in financing activities was $566 million for fiscal 2006, a decrease of $922 million from fiscal 2005. The decrease in cash used in financing activities was primarily due to the payment of $6,248 million in fiscal 2005 for the repurchase of Company Common Stock, stock options and restricted stock, and equity security units and warrants and a decrease in capitalized debt issuance costs of $210 million. These decreases in cash used were partially offset by a reduction in borrowings of $3,528 million to $3,801 million, an increase in repayments of borrowings of $608 million to $4,308 million, and the absence of capital contributions by our affiliates of $1,279 million in fiscal 2005 and a reduction of proceeds from the exercise of stock options of $87 million. The above changes in our net cash used in financing activities in fiscal 2006 included $45 million of cash used due to the consolidation of Toys-Japan in fiscal 2006.

Short-term Investments

As of February 2, 2008, we held $168 million of municipal auction-rate securities, which are classified under Current assets as Short-term investments on our Consolidated Balance Sheet. Subsequent to February 2, 2008, we reduced our holdings of auction-rate securities at par value through the normal auction process. As of the date of this filing, the remaining balance of these securities was $24 million, which, subsequent to February 2, 2008, we failed to sell through the normal auction process. All of our auction-rate securities are currently rated AAA, the highest investment grade rating afforded by credit rating agencies. We believe we will be able to liquidate these investments without loss within the next year, and that these securities are not impaired. Refer to our Consolidated Financial Statements for further discussion of our auction-rate securities in Note 7 entitled “SHORT-TERM INVESTMENTS.”

Debt

Our credit facilities and loan agreements contain customary covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. Certain of our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities. We are currently in compliance with our financial covenants relating to our debt.

During fiscal 2007, we made the following significant changes to our debt structure:

•

In connection with our short-term debt, Toys – Japan made net repayments of $36 million, of which a portion related to the consolidation of KK Funding Corporation (“KKFC”), a special purpose entity formed with the limited purpose of borrowing and lending funds to Toys-Japan.

•	We borrowed and repaid $879 million under our revolving credit facilities.

•	We made net payments of $66 million related primarily to scheduled long-term debt, capital leases and the repayment of long-term debt in connection with the consolidation of KKFC.

•

Toys-Delaware repaid $44 million of principal of the $200 million asset sale facility and $4 million of principal of the secured term loan facility due fiscal 2012 with proceeds from the properties sold and from the lease termination agreement consummated during fiscal 2007. At February 2, 2008, the $200 million asset sale facility was fully repaid. Refer to Note 5 to the Condensed Consolidated Financial Statements entitled “PROPERTY AND EQUIPMENT” for additional information on each transaction.

•

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

Refer to Note 3 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

Contractual Obligations

Our contractual obligations consist mainly of payments related to long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. The following table summarizes our contractual obligations associated with our long-term debt and other obligations as of February 2, 2008:

	Payments Due By Period
(In millions)	Fiscal 2008	Fiscals 2009 & 2010	Fiscals 2011 & 2012	Fiscals 2013 and thereafter	Total
Operating leases	$510	$987	$862	$2,078	$4,437
Less: sub-leases to third parties	22	37	25	35	119

Net operating lease obligations	488	950	837	2,043	4,318
Capital lease obligations	14	13	6	4	37
Short-term borrowings and long-term debt (1)	36	2,240	1,938	1,623	5,837
FIN 48 liabilities	62	50	8	4	124
Interest payments (2)	360	673	374	233	1,640
Purchase obligations (3)	1,119	60	—	—	1,179
Other (4)	88	55	19	45	207

Total contractual obligations	$2,167	$4,041	$3,182	$3,952	$13,342

(1)

We have classified our $800 million secured real estate loans due August 9, 2008 and our $1.3 billion unsecured credit agreement due December 9, 2008 as annual maturities of 2010 because we have the ability and intent to extend the due dates to August 9, 2010 and December 7, 2010, respectively. We have also reclassified $137 million due fiscal 2008 as long-term as we have refinanced this amount on March 31, 2008, which extended the due date to fiscal 2011. Refer to Note 3 to the Consolidated Financial Statements entitled "SHORT-TERM BORROWINGS AND LONG-TERM DEBT".

(2)

In an effort to manage interest rate exposure, we have entered into interest rate swaps to achieve an acceptable balance between fixed and variable rate debt. $2.6 billion of debt was effectively subject to fixed interest rates and $3.1 billion of debt was effectively subject to variable interest rates. The interest payments in the table for the $3.1 billion of variable rate debt were based on the indexed interest rates in effect at February 2, 2008.

(3)

Purchase obligations consist primarily of open purchase orders for merchandise as well as an agreement to purchase fixed or minimum quantities of goods that are not included in our Consolidated Balance Sheet as of February 2, 2008.

(4)	Includes website services obligations, minimum royalty obligations, pension obligations, risk management liabilities, and other general obligations.

Obligations under our operating leases and capital leases in the above table do not include contingent rent payments, payments for maintenance and insurance, or taxes. The following table presents these amounts paid for fiscals 2007, 2006 and 2005:

(In millions)	Fiscal 2007	Fiscal 2006	Fiscal 2005
Taxes	$60	$61	$56
Maintenance and insurance	47	44	42
Contingent rent	10	9	2

Total	$117	$114	$100

Off-balance Sheet Arrangements

We have an off-balance sheet arrangement as a result of the credit agreement between Toys Properties and Vanwall Finance PLC (“Vanwall”), a special purpose entity established with the limited purpose of issuing notes, and entering into the credit agreement with Toys Properties. Per the credit agreement, Vanwall is required to maintain an interest rate swap which effectively fixed the variable LIBOR rate at 4.56%, the same as the fixed interest paid by Toys Properties to Vanwall. The fair market value of this interest rate swap at February 2, 2008 was approximately $11 million. Management performed an analysis in accordance with FIN 46(R) and concluded that Vanwall should not be consolidated. Refer to Note 3 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

Credit Ratings

As of February 2, 2008, our current credit ratings, which are considered non-investment grade, were as follows:

	Moody’s	Standard and Poor’s
Long-term debt	B2	B
Outlook	Stable	Stable

During fiscal 2007, Moody’s confirmed our B2 corporate credit rating and upgraded the outlook to Stable.

During fiscal 2007, Standard and Poor’s upgraded our corporate credit rating from B- with a Stable outlook to B with a Stable outlook.

Other credit ratings for our debt are available; however, we have disclosed only the ratings of the two principal nationally recognized statistical rating organizations.

Our current credit ratings, as well as any adverse future actions taken by the rating agencies with respect to our debt ratings, could (1) negatively impact our ability to finance our operations on satisfactory terms and (2) increase our financing costs. Our debt instruments do not contain provisions requiring acceleration of payment upon a debt rating downgrade.

The rating agencies may, in the future, revise the ratings with respect to our outstanding debt.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the Consolidated Financial Statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Consolidated Financial Statements.

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

Merchandise Inventories

We value our merchandise inventories at the lower of cost or market, as determined by the weighted average cost method for our International segment and the retail inventory method for our Toys-U.S. and Babies segments. Cost of sales under the weighted average cost method represents the weighted average cost of the individual items sold; whereas cost of sales under the retail method is calculated using an average margin realized on an entire department of inventory. Cost of sales under both methods is also affected by adjustments to reflect current market conditions, merchandise allowances from vendors, expected inventory shortages and estimated losses from obsolete and slow-moving inventory.

On February 4, 2007, we changed our accounting method for valuing our International subsidiaries’ (excluding Toys-Japan) merchandise inventories from the retail inventory method to the weighted average cost method. This change in accounting principle was a result of implementing a perpetual inventory system in our International locations that allows management to track our inventory costs at a product level. We have accounted for the change in accounting principle prospectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No.154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” As of February 4, 2007, the cumulative effect of this change in accounting principle was a reduction in merchandise inventory of $13 million, an increase in deferred tax assets of $4 million and a net increase in Stockholders’ deficit of $9 million. Refer to Note 6 to the Consolidated Financial Statements entitled “CHANGE IN ACCOUNTING PRINCIPLE” for further details. Prior to fiscal 2007, Toys – Japan was the only International subsidiary already utilizing a similar perpetual inventory system and following the weighted average cost method. As of February 2, 2008, approximately 38% of total merchandise inventories were valued under the weighted average cost method.

Merchandise inventories for the Toys – U.S. segment, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method and represented approximately 45% of total merchandise inventories, as of February 2, 2008. The excess of replacement or current cost over stated LIFO value is de minimis. All remaining Merchandise inventories for our U.S. segments are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method. We plan to change our accounting method for valuing merchandise inventories for our U.S. segments from the retail inventory method to the weighted average cost method in fiscal 2008 when our perpetual inventory system is implemented at our U.S. segments. The change in accounting principle for our U.S. segments is not expected to have a material impact on our Consolidated Financial Statements.

We receive various types of allowances from our vendors based on negotiated terms. These allowances are generally treated as an adjustment to the purchase price of our merchandise inventories and are recorded at interim periods based on management’s estimates. These estimates are derived using available data and our historical experience and include the development of the cost-to-retail ratios (estimated average markup percentages for product categories), consumer price index data, estimated inventory turnover, and the accounting for retail price adjustments. We also use these estimates on an interim basis to record our provisions for expected inventory shortage and to adjust certain inventories to a LIFO basis. We adjust these estimates to actual amounts at the completion of our physical inventory counts and finalization of all vendor allowance agreements. In addition, we perform an inventory-aging analysis for identifying obsolete and slow-moving inventory. We establish a reserve to reduce the cost of our inventory to its estimated net realizable value based on the inventory type and receipt date. Inventory and related reserves are reviewed on an interim basis and adjusted, as appropriate, to reflect management’s current estimates.

Our estimates may be impacted by changes in certain underlying assumptions and may not be indicative of future activity. For example, factors such as slower inventory turnover due to changes in competitors’ tactics, consumer preferences, consumer spending and unseasonable weather patterns could cause excess inventory requiring greater than estimated markdowns to entice consumer purchases. Such factors could also cause sales shortfalls resulting in reduced purchases from vendors and an associated reduction in vendor allowances. Changes in our estimates and assumptions could materially impact cost of sales in our Consolidated Financial Statements.

Excess Facilities and Long-lived Asset Impairment

Based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Reserves are established at the time of closing for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance, as prescribed by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The key assumptions in calculating the reserves include the timeframe expected to terminate lease agreements, the number of terminated employees for severance and the estimation of sublease income. If actual experience differs from our estimates, the resulting reserves could vary from recorded amounts. Reserves are reviewed periodically and adjusted when necessary.

We also review the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We will record an impairment loss when the carrying value of the underlying asset group exceeds its fair market value.

In determining whether long-lived assets are recoverable, our estimate of undiscounted future cash flows over the estimated life or lease term of a store is based upon our experience, historical operations of the store, an estimate of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, inflation and the overall economics of the retail industry. Since we forecast our future undiscounted cash flows for up to 25 years, our estimates are subject to variability as future results can be difficult to predict. If a long-lived asset is found to be non-recoverable, we record an impairment charge equal to the difference between the asset’s carrying value and fair market value. We estimate fair market value based upon future cash flows, discounted at a rate that approximates our weighted average cost of capital, or by using other reasonable estimates of fair market value, if available. In fiscal 2007, we recorded $13 million of impairment charges related to non-recoverable long-lived assets. Impairments in fiscal 2007 were partially due to the relocation of toy stores and also due to underperforming stores relative to historical or planned operating results. In the future, we plan to relocate additional stores and may incur additional asset impairments.

Goodwill Impairment

Goodwill is evaluated for impairment annually and whenever we identify certain triggering events that may indicate impairment, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” We test for impairment of our goodwill by comparing the fair value and carrying values of our reporting units. If the carrying value exceeds the fair value, we would then calculate the implied fair value of our reporting unit goodwill as compared to its carrying value to determine the appropriate impairment charge.

We estimate the fair value of our reporting units using widely accepted valuation techniques such as discounted cash flow, comparable transactions, and market multiple analyses. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to material impairment charges in the future. We conducted our annual impairment test of the $365 million in goodwill as of the first day of the fourth quarter of fiscal 2007 and determined our goodwill was not impaired. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. For fiscal 2007, this hypothetical decrease would have triggered additional testing and analysis, which may have resulted in a goodwill impairment charge to our Toys-Japan reporting unit which had a goodwill balance of $6 million as of the first day of the fourth quarter of fiscal 2007.

Self-Insured Liabilities

We self-insure a substantial portion of our workers’ compensation, general liability, auto liability, property, medical, prescription drug and dental insurance risks, in addition to maintaining third party insurance coverage. We estimate our provisions for losses related to self-insured risks using actuarial techniques and estimates for incurred but not reported claims. We record the liability for workers’ compensation on a discounted basis. We also maintain stop-loss coverage to limit the exposure related to certain risks. The assumptions underlying the ultimate costs of existing claim losses can vary, which can affect the liability recorded for such claims.

Although we feel our reserves are adequate to cover our estimated liabilities, changes in the underlying assumptions and future economic conditions could have a considerable effect upon future claim costs, which could have a material impact on our Consolidated Financial Statements. Our reserve for self-insurance was $99 million as of February 2, 2008. A 10% change in our self-insured liabilities would have impacted pre-tax earnings by approximately $11 million for the fiscal year ended February 2, 2008.

Revenue Recognition

We recognize revenue in accordance with the SEC Staff Accounting Bulletin No. 104 “Revenue Recognition,” (“SAB 104”). Revenue related to merchandise sales, which is approximately 99.4% of total revenues, is generally recognized for retail sales at the point of sale in the store, and when the customer receives the merchandise shipped from our web sites. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period based on historical return experience and changes in customer demand. Actual returns may differ from historical product return patterns, which could impact our financial results in future periods.

Gift Cards and Breakage

We sell gift cards to customers in our retail stores, through our web sites, through third parties, and in certain cases, provide gift cards for returned merchandise and in connection with promotions. We recognize income from gift cards when the customer redeems the gift card, or when the likelihood of the gift card being redeemed by the customer is remote (“breakage”) and we have determined that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. Income related to customer redemption is included in Net sales, whereas income related to breakage is recorded as other income, which is included in our Consolidated Financial Statements as a reduction to Selling, general and administrative expenses. We determine the gift card breakage rate based on historical redemption patterns. Based on our historical information, we concluded that the likelihood of our gift cards being redeemed beyond three years from the date of issuance is remote. At that three-year date, we recognize income for the remaining outstanding balance.

In fiscal 2007, we recognized $17 million of net breakage income related to unredeemed gift cards, representing an approximate breakage rate of 4% on gift cards issued in 2004. The actual redemption of gift cards after three years may differ in the future due to changes in consumer behavior and the underlying economic environment. A change of 1% in the estimated breakage rate would have impacted our pre-tax earnings by approximately $4 million for the fiscal year ended February 2, 2008.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Our provision for income taxes and effective tax rates are calculated by legal entity and jurisdiction and are based on a number of factors, including our income, tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions, and valuation allowances. We use significant judgment and estimates in evaluating our tax positions.

Tax law and accounting rules often differ as to the timing and treatment of certain items of income and expense. As a result, the tax rate reflected in our tax return (our current or cash tax rate) is different from the tax rate reflected in our Consolidated Financial Statements. Some of the differences are permanent, while other differences are temporary as they reverse over time. We record deferred tax assets and liabilities for any temporary differences between the tax reflected in our Consolidated Financial Statements and tax bases. We establish valuation allowances when we believe it is more likely than not that our deferred tax assets will not be realized. For example, we would establish a valuation allowance for the tax benefit associated with a loss carry-forward in a tax jurisdiction if we did not expect to generate sufficient taxable income to utilize the loss carry-forward. Changes in future taxable income, tax liabilities and our tax planning strategies may impact our effective tax rate, valuation allowances and the associated carrying value of our deferred tax assets and liabilities.

At any one time our tax returns for many tax years are subject to examination by U.S. Federal, foreign, and state taxing jurisdictions. We establish tax liabilities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. We adjust these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases, and outcomes of tax audits. To the extent our actual tax liability differs from our established tax liabilities for unrecognized tax benefits, our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax balances reflect the more-likely-than-not outcome of known tax contingencies.

RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of FIN 48

On February 4, 2007, we adopted FIN 48, which clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109 and prescribed a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. As a result of the adoption of FIN 48, we reduced our opening Retained deficit by $21 million and decreased our liability for unrecognized tax benefits by $21 million as of February 4, 2007. In addition, we recorded additional liabilities for unrecognized tax benefits and corresponding tax assets of $148 million. For further information, refer to Note 12 to the Consolidated Financial Statements entitled “INCOME TAXES.”

Adoption of SFAS 158

As of February 2, 2008, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires sponsors of defined benefit pension plans to recognize the funded status of their postretirement benefit plans on the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet and provide additional disclosures. Per the recognition and transition requirements of SFAS 158, adjustments were reflected to recognize the funded status, which is the difference between the fair value of plan assets and the projected benefit obligations, of our pension plans in our fiscal 2007 Consolidated Balance Sheet, with a corresponding adjustment to Accumulated other comprehensive income (loss), net of tax. The adjustment to Accumulated other comprehensive income (loss), at adoption, represents the net unrecognized actuarial loss and unrecognized prior service costs, both of which were previously netted against the plans’ funded status in our Consolidated Balance Sheets pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.”

As a result of the adoption of SFAS 158, we recorded a $5 million decrease to pension asset, a $2 million decrease to pension liability, and a $3 million decrease to Accumulated other comprehensive income as of February 2, 2008. For further information, refer to Note 15 to the Consolidated Financial Statements entitled “DEFINED BENEFIT PENSION PLANS.”

Future Adoptions

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, SFAS 157 was amended by FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions” and FSP 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements.” As such, SFAS 157 (as amended) is partially effective for measurements and disclosures of financial assets and liabilities for fiscal years beginning after November 15, 2007 and is fully effective for measurement and disclosure provisions on all applicable assets and liabilities for fiscal years beginning after November 15, 2008. These statements will affect the measurement standards of our critical accounting policies and may have a material impact on our Consolidated Financial Statements. We are currently evaluating the impact that these statements will have on our Consolidated Financial Statements.

Refer to Note 20 to the Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a discussion of other recent accounting pronouncements and their impact on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from potential changes in interest rates and foreign exchange rates. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We enter into derivative financial instruments to economically manage our market risks related to interest rate and foreign currency exchange. We do not participate in speculative derivative trading. The analysis below presents our sensitivity to selected hypothetical, instantaneous changes in market interest rates and currency exchange rates as of February 2, 2008.

Foreign Exchange Exposure

Our foreign currency exposure is primarily concentrated in the United Kingdom, Continental Europe, Canada, Australia and Japan. We believe the countries in which we own assets and operate stores are politically stable. We face currency translation exposures related to translating the results of our worldwide operations into U.S. dollars because of exchange rate fluctuations during the reporting period. We enter into certain foreign currency-denominated derivative contracts to manage variable cash flows of our foreign currency-denominated debt (as discussed under Interest Rate Exposure below). Changes in foreign exchange rates affect interest expense recorded in relation to our foreign currency-denominated derivative instruments and debt instruments. As of February 2, 2008, one of our foreign currency-denominated derivatives qualified for hedge accounting treatment.

The following table illustrates the estimated sensitivity of a 10% change in foreign currency rates to our future pre-tax earnings, based on our foreign currency-denominated derivative instruments and debt instruments outstanding at February 2, 2008:

(In millions)	Impact of 10% Increase	Impact of 10% Decrease
Derivative instruments	$1	$(1)
Debt instruments	(11)	11

Total pretax income exposure to foreign exchange risk	$(10)	$10

The above sensitivity analysis assumes our mix of foreign currency-denominated debt instruments and derivatives and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions. As of February 3, 2007, we estimated that a 10% hypothetical change in foreign exchange rates would impact on our pre-tax earnings by $29 million. During fiscals 2007 and 2006, we entered into foreign exchange forward contracts to manage our currency risks associated with the purchase of merchandise inventories. The decrease in our exposure to foreign currency risk related to exchange forward contracts in fiscal 2007 from fiscal 2006 is primarily due to management’s decision to discontinue its practice of entering into foreign exchange forward contracts under our merchandise import program during fiscal 2007.

Interest Rate Exposure

We have a variety of fixed and variable rate debt instruments and short-term investments that expose our future consolidated financial results to the market risks of interest rate fluctuations. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt and have entered into interest rate swaps and interest rate caps to maintain that balance. A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows. A portion of our derivatives qualifies for hedge accounting as variable cash flow hedges. Therefore, for designated cash flow hedges, the effective portion of the changes in the fair value of derivatives are recorded in other comprehensive income (loss) and subsequently recorded in the Consolidated Statement of Operations at the time the hedged item affects earnings.

The following table illustrates the estimated sensitivity of a 1% change in interest rates to our future pre-tax earnings on our derivative instruments, variable rate debt instruments and short-term investments outstanding at February 2, 2008:

(In millions)	Impact of 1% Increase	Impact of 1% Decrease
Derivative instruments:
Interest rate swaps	$17	$(17)
Variable rate debt	(36)	36
Short-term investments	2	(2)

Total pretax income exposure to interest rate risk	$(17)	$17

The above sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions. Refer to the LIQUIDITY AND CAPITAL RESOURCES section of our MD&A for further discussion of changes in our auction-rate securities subsequent to February 2, 2008. As of February 3, 2007, we estimated that a 1% hypothetical change in interest rates could potentially have caused either an $8 million increase or a $25 million decrease on our pre-tax earnings. The difference in our exposure to interest rate risk in fiscal 2007 from fiscal 2006 is primarily due to the change in the market exposure from our interest rate caps. Refer to our Consolidated Financial Statements for further discussion of our debt in Note 3 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT”, our derivative instruments in Note 4 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” and our short-term investments in Note 7 entitled “SHORT-TERM INVESTMENTS.” At this time, we do not anticipate material changes to our interest rate risk exposure or to our risk management policies. We believe that we could mitigate potential losses on pre-tax earnings through our risk management objectives, if material changes occur in future periods.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Toys “R” Us, Inc.:

We have audited the accompanying consolidated balance sheets of Toys “R” Us, Inc. and subsidiaries (the "Company") as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three fiscal years in the period ended February 2, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Toys “R” Us, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, effective February 4, 2007, the Company changed its accounting method for valuing the merchandise inventories of its international wholly-owned subsidiaries from the retail inventory method to the weighted average cost method. As discussed in Note 15 to the consolidated financial statements, effective February 2, 2008, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” As discussed in Note 12 to the consolidated financial statements, effective February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109.” As discussed in Note 1 to the consolidated financial statements, effective February 3, 2007, the Company elected application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” As discussed in Note 9 to the consolidated financial statements, effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 2, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

New York, New York

May 2, 2008

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Operations

	Fiscal Years Ended
(In millions)	February 2, 2008	February 3, 2007	January 28, 2006
Net sales	$13,794	$13,050	$11,333
Cost of sales	8,987	8,638	7,652

Gross margin	4,807	4,412	3,681

Selling, general and administrative expenses	3,748	3,450	2,955
Depreciation and amortization	394	409	400
Net (gains) losses on sales of properties	(33)	(110)	3
Restructuring and other charges	2	14	33
Contract settlement fees and other	—	—	22
Transaction and related costs	—	—	410

Total operating expenses	4,111	3,763	3,823

Operating earnings (loss)	696	649	(142)
Other (expense) income:
Interest expense	(503)	(537)	(394)
Interest income	27	31	31

Earnings (loss) before income taxes and minority interest	220	143	(505)
Income tax expense (benefit)	65	35	(121)
Minority interest	2	(1)	—

Net earnings (loss)	$153	$109	$(384)

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions - except share amounts)	February 2, 2008	February 3, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$751	$765
Short-term investments	168	—
Accounts and other receivables	256	230
Merchandise inventories	1,998	1,690
Current deferred tax assets	80	43
Prepaid expenses and other current assets	140	129

Total current assets	3,393	2,857
Property and equipment, net	4,385	4,333
Goodwill, net	366	365
Deferred tax assets	197	95
Restricted cash	131	148
Other assets	480	497

	$8,952	$8,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$—	$151
Accounts payable	1,534	1,303
Accrued expenses and other current liabilities	996	848
Income taxes payable	128	142
Current portion of long-term debt	50	66

Total current liabilities	2,708	2,510
Long-term debt	5,824	5,722
Deferred tax liabilities	21	74
Deferred rent liabilities	261	248
Other non-current liabilities	374	282
Minority interest in Toys - Japan	153	134
Commitments and contingencies
Stockholders’ Deficit
Common stock ($0.01 par value; authorized 3,000 shares, outstanding 1,000 shares)	—	—
Additional paid-in-capital	10	4
Accumulated deficit	(419)	(584)
Accumulated other comprehensive income (loss)	20	(95)

Total stockholders’ deficit	(389)	(675)

	$8,952	$8,295

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	February 2, 2008	February 3, 2007	January 28, 2006
Cash Flows from Operating Activities:
Net earnings (loss)	$153	$109	$(384)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	394	409	400
Amortization of debt issuance costs	31	63	90
Net (gains) losses on sales of properties	(33)	(110)	3
Stock compensation expenses arising from cash settlement	—	—	195
Deferred income taxes	(115)	(13)	(80)
Stock option compensation expense	6	4	33
Proceeds received from settlement of derivatives	—	9	34
Non-cash portion of restructuring, other charges and impairments	20	22	33
Equity in loss of Toys - Japan, net of dividend	—	—	10
Other	6	(12)	14
Changes in operating assets and liabilities:
Accounts and other receivables	(13)	21	(51)
Merchandise inventories	(220)	11	387
Prepaid expenses and other operating assets	21	(8)	(13)
Accounts payable, accrued expenses and other liabilities	169	(81)	112
Income taxes payable	108	(13)	(112)

Net cash provided by operating activities	527	411	671

Cash Flows from Investing Activities:
Capital expenditures	(326)	(285)	(285)
(Purchase) sale of short-term investments	(168)	—	953
Acquisition of minority interest in Toysrus.com	—	(6)	—
Cash effect of the consolidation of Toys-Japan	—	6	—
Decrease (increase) in restricted cash	17	(41)	(107)
Proceeds from sale of fixed assets	61	219	12

Net cash (used in) provided by investing activities	(416)	(107)	573

Cash Flows from Financing Activities:
Long-term debt borrowings	906	3,643	7,004
Short-term debt borrowings	232	158	325
Long-term debt repayment	(1,020)	(4,124)	(3,526)
Short-term debt repayment	(268)	(184)	(174)
Purchase of derivatives	(1)	(9)	—
Dividend paid to Toys - Japan minority interest	(1)	(5)	—
Repurchase of common stock	—	—	(5,891)
Repurchase of stock options and restricted stock	—	—	(227)
Capital contributed by Sponsors	—	—	1,279
Repurchase of equity security units and warrants	—	—	(130)
Proceeds received from exercise of stock options	—	—	87
Proceeds received from issuance of common stock	—	—	20
Capitalized debt issuance costs	—	(45)	(255)

Net cash used in financing activities	(152)	(566)	(1,488)

Effect of exchange rate changes on cash and cash equivalents	27	46	(7)

Cash and cash equivalents:
Net decrease during period	(14)	(216)	(251)
Cash and cash equivalents at beginning of period	765	981	1,232

Cash and cash equivalents at end of period	$751	$765	$981

Supplemental Disclosures of Cash Flow Information:
Income taxes paid, net of refunds	$72	$63	$70
Interest paid	$444	$496	$272

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

	Common Stock				Additional paid-in- capital	Unamortized value of restricted stock	Accumulated other comprehensive income (loss)	Retained earnings accumulated (deficit)	Total stockholders’ equity (deficit)
	Issued		In Treasury
(In millions)	Shares	Amount	Shares	Amount
Balance, January 29, 2005	300.4	$30	(84.5)	$(1,658)	$405	$(5)	$(7)	$5,560	$4,325
Net loss for the period	—	—	—	—	—	—	—	$(384)	$(384)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(63)	—	(63)
Unrealized gain on hedged transactions, net of tax	—	—	—	—	—	—	18	—	18
Minimum pension liability adjustments, net of tax	—	—	—	—	—	—	(3)	—	(3)

Total comprehensive loss									(432)
Exercise of stock options, net	—	—	4.8	96	(9)	—	—	—	87
Tax benefit related to stock plan activities	—	—	—	—	16	—	—	—	16
Issuance of restricted stock, net and other	—	—	0.3	5	5	(11)	—	—	(1)
Amortization of restricted stock	—	—	—	—	—	16	—	—	16
Exercise of equity security units (“ESUs”)	—	—	0.9	19	1	—	—	—	20
Treasury stock repurchase	—	—	(221.0)	(5,891)	—	—	—	—	(5,891)
Contribution of capital by affiliate	—	—	—	—	1,279	—	—	—	1,279
Repurchase of options and awards, net of related compensation costs	—	—	—	(28)	15	—	—	—	(13)
Obligations for net cash settlement of awards and ESUs	—	—	—	—	(109)	—	—	—	(109)
Repurchase of ESUs and warrants	—	—	(0.9)	(21)	—	—	—	—	(21)
Cancellation of treasury stock	(300.4)	(30)	300.4	7,478	(1,603)	—	—	(5,845)	—

Balance, January 28, 2006 (1)	—	$—	—	$—	$—	$—	$(55)	$(669)	$(724)
Net earnings for the period	—	—	—	—	—	—	—	109	109
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(42)	—	(42)
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	—	(1)	—	(1)
Minimum pension liability adjustments, net of tax	—	—	—	—	—	—	3	—	3

Total comprehensive income									69
Cumulative effect of SAB 108 adjustments	—	—	—	—	—	—	—	(24)	(24)
Stock compensation expense	—	—	—	—	4	—	—	—	4

Balance, February 3, 2007 (1)	—	—	—	—	$4	—	$(95)	$(584)	$(675)
Net earnings for the period	—	—	—	—	—	—	—	153	153
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	121	—	121
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	—	(3)	—	(3)

Total comprehensive income									271
Cumulative effect of change in accounting principle, net of tax (Note 6)	—	—	—	—	—	—	—	(9)	(9)
Cumulative effect of adoption of FIN 48 (Note 12)	—	—	—	—	—	—	—	21	21
Effect of adoption of SFAS 158, net of tax (Note 15)	—	—	—	—	—	—	(3)	—	(3)
Stock compensation expense	—	—	—	—	6	—	—	—	6

Balance, February 2, 2008 (1)	—	—	—	—	$10	—	$20	$(419)	$(389)

(1)	$0.01 par value; authorized 3,000 shares, outstanding 1,000 shares.

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries except as expressly indicated or unless the context otherwise requires. We are the largest specialty retailer of toys in North America and the only national specialty retailer of baby-juvenile products in the United States. As of February 2, 2008, our business consisted of 585 Toys “R” Us stores in the United States (“Toys-U.S.”), 260 Babies “R” Us specialty baby-juvenile stores in the United States (“Babies”), 715 international stores in 34 countries, of which 695 were Toys “R” Us stores and 20 were Babies “R” Us stores (“International”). Included in the 715 International stores were 211 licensed or franchised stores. We also sell merchandise on the Internet. Toys “R” Us, Inc. is incorporated in the state of Delaware.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. We eliminate all inter-company balances and transactions.

Investment in Toys “R” Us-Japan

In fiscal 2006, we began consolidating Toys “R” Us – Japan, Ltd. (“Toys – Japan”), of which we own approximately 48% of its common stock. During fiscal 2006, we (together with our “Sponsors”, an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co., L.P., and Vornado Realty Trust) took control of a majority of the board of directors of Toys-Japan. We had previously accounted for our investment in Toys—Japan using the “equity method” of accounting. As a result, the amounts in our fiscal 2005 Consolidated Financial Statements are not comparable with our Consolidated Financial Statements for fiscals 2007 and 2006.

For fiscal 2007, we consolidated Net sales of $1,643 million, Operating earnings of $15 million, and Net earnings of $4 million related to Toys—Japan. For fiscal 2006, we consolidated Net sales of $1,650 million, an Operating loss of $12 million, and Net loss of $3 million. In fiscals 2007 and 2006, Toys-Japan paid dividends of $3 million and $10 million, respectively, of which $2 million and $5 million, respectively, were paid to the minority interest.

For fiscal 2005, our equity in the loss of Toys-Japan was $3 million, which was included in Selling, general and administrative expenses (“SG&A”) in our Consolidated Statement of Operations, and we received dividends of $5 million.

Consolidation of Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“VIEs”) (“FIN 46(R)”). FIN 46(R) requires the consolidation of entities that are controlled by a company through interests other than voting interests. Under the requirements of this interpretation, an entity that maintains a majority of the risks or rewards associated with VIEs is viewed to be effectively in the same position as the parent in a parent-subsidiary relationship.

We evaluate our lending vehicles, including our commercial mortgage-backed securities, structured loans and any joint venture interests to determine whether we are the primary beneficiary of a VIE. The primary beneficiary will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of holding a variable interest.

During fiscal 2007, we identified KK Funding Corporation (“KKFC”) as a VIE and concluded that in accordance with FIN 46(R) it should be consolidated. During fiscal 2006, we identified Vanwall Finance PLC (“Vanwall”) as a VIE and concluded that in accordance with FIN 46(R) Vanwall should not be consolidated. We will continue to assess whether Vanwall should not be consolidated. For further details, refer to Note 3 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to the fiscal years below:

Fiscal Year	Number of Weeks	Ended
2007	52	February 2, 2008
2006	53	February 3, 2007
2005	52	January 28, 2006

Adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 108

In the fourth quarter of fiscal 2006, we adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). As permitted under the transition provisions of SAB 108, in fiscal 2006, we recorded a cumulative $(24) million adjustment to opening retained deficit. The increase (decrease) on the Consolidated Balance Sheet as of January 29, 2006 was as follows:

(In millions)	Deferred Tax Assets	Income Taxes Payable	Deferred Tax Liabilities	Cumulative Adjustment to Retained Deficit
Accounting for income taxes	$(5)	$20	$(1)	$24

Use of Estimates

The preparation of our Consolidated Financial Statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities as of the date of the Consolidated Financial Statements and during the applicable periods. We base these estimates on historical experience and other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates and such differences could have a material impact on our Consolidated Financial Statements.

Cash and Cash Equivalents

We consider our highly liquid investments with original maturities of less than three months at acquisition to be cash equivalents. Book cash overdrafts issued but not yet presented to the bank for payment are reclassified to accounts payable.

Restricted Cash

Restricted cash represents collateral and other cash that is restricted from withdrawal. As of February 2, 2008 and February 3, 2007, we had restricted cash of $131 million and $148 million, respectively. Such restricted cash primarily serves as collateral for certain property financings we entered into during fiscal 2005.

Accounts and Other Receivables

Accounts and other receivables consist primarily of receivables from vendor allowances and consumer credit card and debit card transactions.

Short-Term Investments

Our short-term investments are comprised of municipal auction-rate securities which are securities with interest rates that reset periodically through an auction process. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), we classify auction-rate securities as available-for-sale and carry them at fair value with any unrealized gains and losses reported in Accumulated other comprehensive income (loss). We classify auction-rate securities as short-term based on our ability and intent to sell within the next fiscal year. There are no cumulative gross unrealized holding gains or losses relating to these auction-rate securities as of February 2, 2008. All income from these investments is recorded as interest income.

In accordance with our investment policy, we place our investments with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal by limiting default risk, market risk and reinvestment risk.

We review the key characteristics of our marketable securities portfolio and their classification in accordance with generally accepted accounting principles on an annual basis, or when indications of potential impairment exist. If a decline in the fair value of a security is deemed by management to be other than temporary, the cost basis of the investment is written down to fair value, and the amount of the write-down is included in the determination of Net earnings. Refer to Note 7 to the Consolidated Financial Statements entitled “SHORT-TERM INVESTMENTS” for further details.

Merchandise Inventories

We value our merchandise inventories at the lower of cost or market, as determined by the weighted average cost method for our International segment and the retail inventory method for our Toys-U.S. and Babies segment. Cost of sales under the weighted average cost method represents the weighted average cost of the individual items sold, whereas cost of sales under the retail method is calculated using an average margin realized on an entire department of inventory. Cost of sales under both methods is also affected by adjustments to reflect current market conditions, merchandise allowances from vendors, estimated inventory shortages and estimated losses from obsolete and slow-moving inventory.

Prior to fiscal 2007, all of our subsidiaries, except Toys-Japan, used the retail inventory method to value merchandise inventories. As of February 2, 2008 and February 3, 2007, approximately 38% and 10%, respectively, of total merchandise inventories were valued under the weighted average cost method.

Merchandise inventories for the Toys–U.S. segment, other than apparel, are stated at the lower of LIFO (last-in, first-out) cost or market value, as determined by the retail inventory method and represented approximately 45% and 43% of total merchandise inventories, as of February 2, 2008 and February 3, 2007, respectively. The excess of replacement or current cost over stated LIFO value is immaterial. All remaining merchandise inventories for our U.S. segments are stated at the lower of FIFO (first-in, first-out) cost or market value as determined by the retail inventory method. We plan to change our accounting method for valuing merchandise inventories for our U.S. segments from the retail inventory method to the weighted average cost method in fiscal 2008 when our perpetual inventory system is implemented domestically. Refer to Note 6 to the Consolidated Financial Statements entitled “CHANGE IN ACCOUNTING PRINCIPLE” for further details on the accounting change in our International segment.

Property and Equipment, Net

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

We capitalize interest for new store construction-in-progress in accordance with SFAS No. 34 “Capitalization of Interest Cost.” Capitalized interest amounts are immaterial.

Impairment of Long-Lived Assets and Costs Associated with Exit Activities

For any store closing where a lease obligation still exists, we record the estimated future liability associated with the rental obligation less any estimated sublease income on the date the store is closed in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

We review the carrying value of all long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We will record an impairment loss when the carrying value of the underlying asset group exceeds its estimated fair value based on quoted market prices or other valuation techniques. During fiscal 2007, we recorded total impairment losses of $13 million at our Toys and International segments, which was included in Selling, general and administrative expenses. Impairments in fiscal 2007 were primarily due to the relocation of toy stores as well as the identification of underperforming stores. In the future, we plan to relocate additional stores and may incur additional asset impairments. In fiscal 2006, we did not record material impairment charges. Refer to Note 2 entitled “RESTRUCTURING AND OTHER CHARGES” for details of fiscal 2005 impairment charges.

Asset Retirement Obligations

We account for asset retirement obligations (“ARO”) in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and FIN No. 47 “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143” (“FIN 47”), which require us to recognize a liability for the fair value of obligations to retire tangible long-lived assets when there is a contractual obligation to incur such costs. We recognize a liability for asset retirement obligations and capitalize asset retirement costs and amortize these costs over the life of the assets. As of February 2, 2008 and February 3, 2007, we had approximately $51 million and $41 million, respectively recorded for ARO’s.

Goodwill, Net

Goodwill is evaluated for impairment annually and whenever we identify certain triggering events that may indicate impairment, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We test for impairment of our goodwill by comparing the fair value and carrying values of our reporting units. We estimated fair value of these reporting units on the first day of the fourth quarter of each year, which for fiscal 2007 was November 4, 2007, using the market multiples approach, the comparable transactions approach and the discounted cash flow analysis approach. These approaches require us to make certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and the industry. If the carrying value exceeds the fair value, we would then calculate the implied fair value of our reporting unit goodwill as compared to its carrying value to determine the appropriate impairment charge. Based on our estimates of our reporting unit fair values, we determined that none of the goodwill associated with these reporting units was impaired.

Details on goodwill by segment are as follows:

(In millions)	February 2, 2008	February 3, 2007
Toys - U.S	$40	$40
International	7	6
Babies	319	319

Total	$366	$365

Debt Issuance Costs

We defer debt issuance costs, which are classified as non-current other assets, and amortize the costs into Interest expense over the term of the related debt facility. Unamortized amounts at February 2, 2008 and February 3, 2007 were $109 million and $124 million, respectively. Deferred financing fees amortized to Interest expense for fiscals 2007, 2006 and 2005 were $31 million, $63 million, and $90 million, respectively, which is inclusive of accelerated amortization due to certain debt repayments.

Insurance Risks

We self-insure a substantial portion of our workers’ compensation, general liability, auto liability, property, medical, prescription drug and dental insurance risks, in addition to maintaining third party insurance coverage. Provisions for losses related to self-insured risks are based upon actuarial techniques and estimates for incurred but not reported claims. We record the liability for workers’ compensation on a discounted basis. We also maintain stop-loss coverage to limit the exposure related to certain risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. As of February 2, 2008 and February 3, 2007, we had $99 million and $94 million, respectively, of reserves for self-insurance risk.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits and taxes, as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments and contingencies, refer to Note 18 to our Consolidated Financial Statements entitled “COMMITMENTS AND CONTINGENCIES.”

Leases

We lease store locations, distribution centers, equipment and land used in our operations. We account for our leases under the provisions of SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Assets held under capital lease are included in Property and equipment, net. As of February 2, 2008 and February 3, 2007, accumulated amortization related to capital leases for property and equipment was $39 million and $25 million, respectively.

Operating leases are recorded on a straight-line basis over the lease term. At the inception of a lease, we determine the lease term by assuming the exercise of renewal options that are reasonably assured if a significant economic penalty exists for not exercising such options. Renewal options are exercised at our sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the useful life of buildings and leasehold improvements are limited by the expected lease term. Refer to Note 11 to our Consolidated Financial Statements entitled “LEASES” for further details.

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

Deferred Rent

We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as deferred rent liability. Deferred rent liabilities are shown as separate line items on our Consolidated Balance Sheets and were $261 million at February 2, 2008 and $248 million at February 3, 2007. Landlord incentives and abatements are included in Deferred rent liabilities and amortized over the term of the lease.

Financial Instruments

We have entered into foreign exchange forward contracts to minimize the risk associated with currency fluctuations relating to our foreign subsidiaries. As of February 2, 2008, we have discontinued our practice of entering into these types of contracts under our merchandise import program. We have entered into derivative financial arrangements such as interest rate swaps and interest rate caps to hedge interest rate risk associated with our long-term debt. We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), and record the fair values of these instruments, based on information provided by reliable, independent third parties, within our Consolidated Balance Sheets as Other assets and liabilities. SFAS 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. We record the changes in fair value of derivative instruments, which do not qualify for hedge accounting, in our Consolidated Statements of Operations. If we determine that we do qualify for hedge accounting treatment, the following is a summary of the impact on our Consolidated Financial Statements:

•	For designated fair value hedges, changes in fair values of the hedged items for the risks being hedged are recorded in earnings.

•

For designated cash flow hedges, the effective portion of the changes in the fair value of derivatives are recorded in other comprehensive income (loss) and subsequently recorded in the Consolidated Statement of Operations at the time the hedged item affects earnings.

•

For designated cash flow hedges, the ineffective portion of a hedged derivative instrument’s change in fair value is immediately recognized in Interest expense in the Consolidated Statements of Operations.

During the fiscals 2007, 2006 and 2005, we did not have any designated fair value hedges. Refer to Note 4 to our Consolidated Financial Statements entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for more information related to our accounting for derivative financial instruments. We did not have significant credit risk related to our financial instruments at February 2, 2008 and February 3, 2007.

Foreign Currency Translation

The functional currencies of our foreign subsidiaries are as follows:

•	Australian dollar for our subsidiary in Australia;

•	British pound sterling for our subsidiary in the United Kingdom;

•	Canadian dollar for our subsidiary in Canada;

•	Euro for subsidiaries in Austria, France, Germany, Spain, and Portugal;

•	Japanese yen for our subsidiary in Japan; and

•	Swiss franc for our subsidiary in Switzerland.

Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period. The resulting translation adjustments are recorded in Accumulated other comprehensive income (loss) within Stockholders’ deficit. Gains and losses resulting from foreign currency transactions have been immaterial and are included in SG&A.

Revenue Recognition

We generally recognize sales, net of customer coupons and other sales incentives, at the time the customer takes possession of merchandise, either at the point of sale in our stores or at the time the customer receives shipment for products purchased from our websites. We recognize the sale from lay-away transactions when our customer satisfies all payment obligations and takes possession of the merchandise. We record sales net of sales, use and value added taxes.

Other revenues of $83 million, $76 million, and $58 million for fiscals 2007, 2006, and 2005, respectively, are included in Net sales. Other revenues consist of shipping, licensing and franchising fees, warranty and consignment income, and other non-core product related revenue.

Reserve for Sales Returns

We reserve amounts for sales returns for estimated product returns by our customers based on historical return experience, changes in customer demand, known returns we have not received, and other assumptions. The balances of our reserve for sales returns were $10 million and $11 million at February 2, 2008 and February 3, 2007, respectively.

Gift Cards and Breakage

We sell gift cards to customers in our retail stores, through our web sites, through third parties, and in certain cases, provide gift cards for returned merchandise and in connection with promotions. We recognize income from gift cards when the customer redeems the gift card or when the likelihood of the gift card being redeemed by the customer is remote (“breakage”) and we have determined that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. Income related to customer gift card redemption is included in Net sales, whereas income related to breakage is recorded in other income and is included in our Consolidated Financial Statements as a reduction to SG&A. We determine the gift card breakage rate based on historical redemption patterns. Based on our historical information, we concluded that the likelihood of our gift cards being redeemed beyond three years from the date of issuance is remote. At that three-year date, we recognize breakage income for the remaining outstanding balance.

Prior to the fourth quarter of 2006, each gift card was assessed a dormancy fee after a period of non-use, which reduced the gift card liability and resulted in income recognition in the period assessed. The amounts of dormancy income recorded for fiscals 2006 and 2005 were $11 million and $12 million, respectively. In fiscal 2006, we discontinued the practice of assessing dormancy fees. In fiscal 2006, we accumulated a sufficient level of historical data to determine an estimate of gift card breakage for the first time. We recognized $17 million and $15 million of breakage income in fiscals 2007 and 2006, respectively.

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

Under the Agreement, we received an up-front incentive payment for entering into the Agreement, which is deferred and will be amortized ratably over the life of the agreement. In addition, we receive bounty fees for credit card activations and royalties on the co-branded and private label credit cards. Bounty fees are recognized ratably over the life of the contract based upon our expected performance. Royalties are recognized when earned and realizable. During fiscals 2007 and 2006, we recognized $39 million and $11 million of other income relating to the credit card program. At February 2, 2008 and February 3, 2007, a total of $19 million of deferred credit card income is included in Other non-current and current liabilities in our Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs incurred to generate the income such as sales discounts provided to customers upon activation.

Cost of Sales and SG&A Expenses

The following table illustrates costs associated with each expense category:

“Cost of sales”	“SG&A”
• Merchandise acquired from vendors;	• Store payroll and related payroll benefits;

• Freight in;	• Rent and other store operating expenses;

• Markdowns;	• Advertising expenses;

• Provision for excess and obsolete inventories; • Shipping costs;	• Costs associated with operating our distribution network, including costs related to moving merchandise from distribution centers to stores;

• Provision for inventory shortages; and	• Impairment losses on long-lived assets;

• Credits and allowances from our merchandise vendors	• Other corporate related expenses; and

• Other income.

Other income, which is included as a reduction of SG&A, was $75 million, $48 million and $21 million for fiscals 2007, 2006 and 2005, respectively. Other income primarily consists of income from our credit card program, breakage income and dormancy fees.

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

Advertising Costs

Gross advertising costs are recognized in SG&A at the point of first broadcast or distribution and were $412 million in fiscal 2007, $353 million in fiscal 2006, and $307 million in fiscal 2005.

Pre-opening Costs

The cost of start-up activities, including organization costs, related to new store openings are expensed as incurred.

Costs of Computer Software

We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), issued by the American Institute of Certified Public Accountants (“AICPA”). We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of SOP 98-1 are met. We expense those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities as they are incurred. We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over a useful life of five years, beginning when the software is ready for its intended use utilizing a half-year convention. We amortized computer software costs of $16 million during fiscals 2007, 2006 and 2005.

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

At any one time our tax returns for many tax years are subject to examination by U.S. Federal, foreign, and state taxing jurisdictions. We establish tax liabilities in accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. We adjust these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases, and outcomes of tax audits. To the extent our actual tax liability differs from our established tax liabilities for unrecognized tax benefits, our effective tax rate may be materially impacted.

At February 2, 2008, we reported unrecognized tax benefits in Accrued expenses and other liabilities and Other non-current liabilities in our Consolidated Balance Sheet. These reserves do not include a portion of our unrecognized tax benefits, which have been recorded as a reduction of Deferred tax assets related to net operating losses. At February 3, 2007, we reported tax reserves in the Income taxes payable line of our Consolidated Balance Sheet. For further information, refer to Note 12 to the Consolidated Financial Statements entitled “INCOME TAXES.”

Stock-Based Compensation

Effective January 29, 2006, we adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. As we were a nonpublic entity at the date of adoption, which used the minimum value method for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we were required to apply the prospective transition method. As such, we have applied SFAS 123(R) to new awards and to awards modified, repurchased or cancelled since January 29, 2006. We continue to account for any portion of awards outstanding at January 28, 2006 that has not been modified, repurchased or cancelled using the provisions of Accounting Principles Board (“APB”) Opinion 25 (“APB 25”).

SFAS 123(R) requires cash flows, if any, resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The adoption of SFAS 123(R) did not have a material impact on our operating and financing cash flows.

NOTE 2 – RESTRUCTURING AND OTHER CHARGES

Our Consolidated Financial Statements for fiscals 2007, 2006 and 2005 included the following pre-tax charges related to restructuring initiatives:

(In millions)	Fiscal 2007	Fiscal 2006	Fiscal 2005
2005 Initiative
Restructuring charges and other	$2	$12	$31
Depreciation and amortization	—	24	22
Cost of sales	—	3	41

Total charges related to 2005 initiative	$2	$39	$94

2003 and prior years’ initiatives
Restructuring charges and other	$—	$2	$2
SG&A	—	—	5

Total charges related to 2003 and prior years’ initiatives	$—	$2	$7

Total	$2	$41	$101

During fiscal 2007 we recorded charges of $7 million and reversed $5 million of previously recorded reserves based on changes in estimated lease commitments. During fiscal 2006, we incurred $22 million of charges relating to lease commitments and disposal charges, which were partially offset by the reversal of $8 million of previously recorded reserves primarily related to lease commitments and severance. During fiscal 2005, we incurred $33 million of charges relating to lease commitments and disposal charges.

Restructuring charges and reversals are related to prior years’ initiatives and are primarily due to changes in management’s estimates for events such as lease terminations, assignments and sublease income adjustments.

Our Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007 include these restructuring reserves in Accrued expenses and other current liabilities and Other non-current liabilities, which we believe are adequate to cover our commitments. We currently expect to utilize our remaining reserves through January 2019. The following is a description of our individual restructuring initiatives and a roll-forward of the related charges and reserves.

2005 Initiatives

On January 5, 2006, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States. By the end of the first quarter 2006, all 87 stores had been closed. Twelve of these stores have been converted into Babies “R” Us stores, which reopened in the fall of 2006, resulting in the permanent closure of 75 stores. As a result of the store closings, approximately 3,000 employee positions were eliminated.

A reconciliation of the activity for the 2005 initiative, by major type of cost during the fiscals 2007 and 2006 is as follows:

(In millions)	Lease Commitments	Asset Impairment	Severance	Inventory Markdowns	Accelerated Depreciation	Total
Balance at January 28, 2006	$1	$—	$8	$34	$—	$43

Charges	10	6	—	3	24	43
Reversals	(3)	—	(1)	—	—	(4)
Utilized	(9)	(6)	(7)	(37)	(24)	(83)
Reclassification(1)	12	—	—	—	—	12

Balance at February 3, 2007	$11	$—	$—	$—	$—	$11

Charges	3	—	—	—	—	3
Reversals	(1)	—	—	—	—	(1)
Utilized	(4)	—	—	—	—	(4)

Balance at February 2, 2008	$9	$—	$—	$—	$—	$9

(1)	Reclassification of straight-line lease reserves recorded in prior periods related to the restructured properties.

2003 and Prior Year’s Initiatives

In fiscal 2003, we decided to close all 146 freestanding Kids “R” Us stores and all 36 freestanding Imaginarium stores, as well as three distribution centers that supported these stores, due to deterioration in their financial performance. In fiscal 2001, we closed stores, eliminated a number of staff positions, and consolidated five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. In fiscals 1998 and 1995, we had strategic initiatives to reposition our worldwide operations.

The following is a reconciliation of the activity during fiscals 2007 and 2006:

(In millions)	2004 initiative	2003 initiative	2001 initiative	1998 and 1995 initiatives	Total
Balance at January 28, 2006	$1	$8	$51	$22	$82

Charges	—	4	2	—	6
Reversals	—	(2)	(1)	(1)	(4)
Utilized	(1)	(6)	(9)	(5)	(21)

Balance at February 3, 2007	$—	$4	$43	$16	$63

Charges	—	—	4	—	4
Reversals	—	—	(2)	(2)	(4)
Utilized	—	(2)	(9)	(6)	(17)

Balance at February 2, 2008	$—	$2	$36	$8	$46

NOTE 3 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

A summary of the Company’s consolidated short-term borrowings and long-term debt as well as the effective interest rates on our outstanding short-term borrowings and variable rate debt as of February 2, 2008 and February 3, 2007, respectively, is outlined in the table below:

(In millions)	February 2, 2008	February 3, 2007
Short-term borrowings
Toys-Japan 0.52%-0.89% short-term bank loans due fiscal 2007 (0.69%)	$—	$151

Long-term debt (1)

Note due in semi-annual installments through February 20, 2008 (1.75% and 1.75%)(2)	$21	$49
Toys-Japan 0.77%-1.18% loans due fiscal 2008 (0.87%)(3)	137	—
Asset sale facility, due July 19, 2008 (9.32%)	—	44
Secured real estate loan, due August 9, 2008 (5.54% and 6.62%)(4)	800	800
Unsecured credit agreement, due December 9, 2008 (6.26% and 8.32%)(4)	1,300	1,300
$2.0 billion secured revolving credit facility, expires fiscal 2010	—	—
Multi-currency revolving credit facility, expires fiscal 2010	—	—
Toys-Japan 1.20%-2.80% loans due fiscals 2010-2014 (1.70% and 1.75%)	153	152
7.625% notes, due fiscal 2011(5)	517	522
Secured term loan facility, due fiscal 2012 (9.55% and 9.67%)	797	800
Unsecured credit facility, due fiscal 2012 (9.41% and 10.32%)	180	180
French real estate credit facility, due fiscal 2012 (4.51% and 4.51%)	95	84
Spanish real estate credit facility, due fiscal 2012 (4.51% and 4.51%)	196	173
U.K. real estate senior credit facility, due fiscal 2013 (5.02% and 5.02%)	696	700
U.K. real estate junior credit facility, due fiscal 2013 (6.84% and 6.81%)	124	121
7.875% senior notes, due fiscal 2013(5)	392	391
7.375% senior notes, due fiscal 2018(5)	407	408
8.750% debentures, due fiscal 2021(6)	22	22
Capital leases and other	37	42

	5,874	5,788
Less current portion	50	66

Total long-term debt	$5,824	$5,722

(1)

We maintain derivative instruments on certain of our long-term debt, which impact our effective interest rates. Refer to Note 4 to our Consolidated Financial Statements entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

(2)	On February 20, 2008, we paid the final installment of this note.
(3)	We have classified these loans as long-term debt, because we refinanced these obligations on March 31, 2008, which extended the due dates to fiscal 2011.
(4)	We have classified these loans as long-term debt, because we have the ability and intent to extend the due dates to fiscal 2010.
(5)

Represents obligations of Toys “R” Us, Inc. legal entity. For further details on parent company information, refer to Schedule I - Condensed Financial Statements and Notes to the Condensed Financial Statements.

(6)	Represents obligations of Toys “R” Us, Inc. and Toys-Delaware.

Our credit facilities and loan agreements contain customary covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. Certain of our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. We are currently in compliance with all of our financial covenants (as described below) related to our outstanding debt.

The total fair market values of our short-term borrowings and long-term debt, with carrying values of $5.9 billion at February 2, 2008 and February 3, 2007, were $5.1 billion and $5.8 billion, respectively. The fair market values of our long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.

The annual maturities of short-term borrowings, capital leases and long-term debt at February 2, 2008 are as follows:

(In millions)	Annual Maturities
2008(1)(2)	$50
2009	24
2010(1)	2,229
2011(2)	676
2012	1,268
2013 and subsequent	1,627

Total	$5,874

(1)

We have classified our $800 million secured real estate loan due August 9, 2008 and our $1.3 billion unsecured credit agreement due December 9, 2008 as annual maturities of fiscal 2010, because we have the ability and intent to extend the due dates to August 9, 2010 and December 7, 2010, respectively.

(2)

We have classified $137 million of Toys-Japan loans due fiscal 2008 as annual maturities of fiscal 2011, because we have refinanced the obligations on March 31, 2008, which extended the due dates to fiscal 2011.

Toys-Japan 0.77%-1.18% loans due fiscal 2008 ($137 million at February 2, 2008)

Toys – Japan maintained loans under unsecured credit facilities with various financial institutions. These unsecured credit facilities consisted of approximately ¥47 billion ($439 million at February 2, 2008) in uncommitted lines of credit, under which Toys – Japan had borrowings outstanding of $137 million and $151 million at February 2, 2008 and February 3, 2007, respectively. The interest rates on these loans ranged between TIBOR plus 0.18%-0.50%. Availability under these lines of credit at February 2, 2008 was $302 million.

On March 31, 2008, Toys – Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”) and an overdraft facility of ¥4 billion ($40 million at March 31, 2008). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($201 million at March 31, 2008), which expires in fiscal 2011, and bears an interest rate of TIBOR plus 0.63% per annum. Tranche 2 is available in amounts of up to ¥15 billion ($151 million at March 31, 2008), which expires in fiscal 2009, and bears an interest rate of TIBOR plus 0.35% per annum. The agreement contains covenants, including, among other things, covenants that require Toys —Japan to maintain a certain minimum level of net assets and profitability during the agreement terms. The agreement also restricts the Company from reducing its ownership percentage in Toys – Japan. At February 2, 2008, we have classified the outstanding balance of $137 million as long-term debt, as we have refinanced these borrowings subsequent to February 2, 2008 under Tranche 1, which expires in fiscal 2011.

$2.0 billion secured revolving credit facility, expires fiscal 2010 ($0 at February 2, 2008)

Our $2.0 billion five-year secured revolving credit facility bears a tiered floating interest rate of LIBOR plus 1.00%-3.75% per annum. This credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants, including, among other things, covenants that restrict the ability of Toys “R” Us-Delaware, Inc. (“Toys-Delaware”), our direct wholly-owned subsidiary, and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. The revolving credit facility also requires that Toys-Delaware maintain a minimum excess availability greater than or equal to the lesser of $125 million or 10% of the calculated borrowing base, meaning that the borrowing base (generally consisting of specified percentages of eligible inventory, credit card receivables and certain real estate less any applicable availability reserves) must exceed the amount of borrowings under the credit facility by the minimum excess availability. Interest rate pricing for the facility is tiered based on levels of excess availability. At February 2, 2008, we had no outstanding borrowings and a total of $110 million of outstanding letters of credit under this credit facility which expires in fiscal 2010. We had availability of $1.0 billion under this facility at fiscal year-end and paid commitment fees of $6 million in both fiscals 2007 and 2006.

Multi-currency revolving credit facility, expires fiscal 2010 ($0 at February 2, 2008)

Our multi-currency revolving credit facility is available in amounts of up to £95 million ($186 million) and €145 million ($215 million), and bears a tiered floating interest rate of LIBOR plus 1.50% - 2.00% per annum. The facility is guaranteed by Toys “R” Us Europe, LLC, and its respective subsidiaries, and secured by a lien over assets of the borrowers and guarantors under the facility. The multi-currency revolving credit facility agreement contains covenants, including, among other things, covenants that restrict the ability of Toys “R” Us Europe, LLC, and its respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. At February 2, 2008, we had no outstanding borrowings and current availability of $401 million under this credit facility which expires in fiscal 2010. We paid commitment fees of $2 million in both fiscals 2007 and 2006.

Asset sale facility, due July 19, 2008 ($0 at February 2, 2008)

On July 19, 2006, Toys-Delaware entered into secured credit facilities with a syndicate of financial institutions (the “Secured Credit Facilities”). The Secured Credit Facilities consisted of an $804 million secured term loan facility (discussed below) and a $200 million asset sale facility. The asset sale facility carried an interest rate of LIBOR plus 3.00%-4.00%. During fiscal 2007, Toys-Delaware repaid $44 million of principal of the $200 million asset sale facility with proceeds from the properties sold in fiscal 2007 and from the lease termination agreement consummated during fiscal 2007. Refer to Note 5 to the Consolidated Financial Statements entitled “PROPERTY AND EQUIPMENT” for additional information. As of February 2, 2008, all borrowings under this facility were fully repaid.

Secured real estate loan, due August 9, 2008 ($800 million at February 2, 2008)

On July 21, 2005, certain indirect wholly-owned subsidiaries entered into mortgage loan agreements totaling $800 million with a syndicate of financial institutions, carrying annual weighted average interest rates of LIBOR plus 1.30%. Each of these loan agreements has a two-year term and provides for three one-year extensions at the election of the borrower. The Secured real estate loan is secured against direct and indirect interests in certain real property located in the United States. The loan agreements contain covenants, including, among other things, covenants that restrict the ability of the borrowers to incur additional indebtedness, create or permit liens on assets or engage in mergers or consolidations, commingle assets with affiliates, amend organizational documents, and initiate zoning reclassification of any portion of the secured property. In addition, these covenants restrict certain transfers of, and the creation of liens on, direct or indirect interests in the borrowers except in specified circumstances. The debt is subject to mandatory prepayment as specified in the agreement.

On July 9, 2007, we notified the lenders that we were exercising our first maturity date extension option (the “First Extension Option”), which extended the maturity date of the loan from August 9, 2007 to August 9, 2008. The other terms of the loan were not changed as a result of the extension. We have the ability and intent to exercise our two remaining maturity date extension options to August 2009 and August 2010.

Unsecured credit agreement, due December 9, 2008 ($1.3 billion at February 2, 2008)

On December 9, 2005, TRU 2005 RE Holding Co. I, LLC, our indirect wholly-owned subsidiary, entered into a credit agreement with a syndicate of financial institutions, pursuant to which we borrowed $1.3 billion. The syndicate includes affiliates of Kohlberg Kravis Roberts & Co., L.P., an indirect equity owner of the Company, which participated in 6% of the loan amount in fiscals 2007 and 2006. This loan has an interest rate of either 3.00% plus LIBOR or 2.00% plus the higher of (i) 0.50% in excess of the overnight Federal funds rate and (ii) the prime lending rate. The loan restricts the use of certain cash accounts and contract rights. The initial maturity date is December 9, 2008. The credit agreement provides for two maturity date extension options to December 8, 2009 and December 7, 2010 of which we have the ability and intent to exercise.

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

Secured term loan facility, due fiscal 2012 ($797 million at February 2, 2008)

On July 19, 2006, Toys-Delaware entered into the Secured Credit Facilities with a syndicate of financial institutions. The syndicate includes affiliates of Kohlberg Kravis Roberts & Co., L.P., an indirect equity owner of the Company, which participated in 10% and 5% of the loan amount in fiscals 2007 and 2006, respectively. The Secured Credit Facilities consisted of an $804 million secured term loan facility and a $200 million asset sale facility (discussed above). Obligations under the Secured Credit Facilities are guaranteed by substantially all domestic subsidiaries of Toys-Delaware and the borrowings are secured by accounts receivable, inventory and intellectual property of Toys-Delaware and the guarantors. The Secured Credit Facilities contain customary covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. If an event of default under the Secured Credit Facilities occurs and is continuing, the commitments may be terminated and the principal amount outstanding, together with all accrued unpaid interest and other amounts owed may be declared immediately due and payable by the lenders. The term loan facility bears interest equal to LIBOR plus 4.25% per annum and matures on July 19, 2012. On November 2, 2007, Toys-Delaware used $4 million of the $29 million proceeds from property sold during the third quarter of fiscal 2007 (refer to Note 5 to the Consolidated Financial Statements entitled “PROPERTY AND EQUIPMENT”) to repay a portion of the secured term loan facility. At February 2, 2008, the unamortized discount recorded for the $800 million secured term loan facility was $3 million.

Unsecured credit facility, due fiscal 2012 ($180 million at February 2, 2008)

On December 1, 2006, Toys-Delaware entered into an unsecured credit facility (the “Unsecured Credit Facility”) with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co., L.P., indirect equity owners of the Company, which each participated in 15% of the loan amount in fiscals 2007 and 2006. The Unsecured Credit Facility matures on January 19, 2013 and bears interest equal to LIBOR plus 5.00% per annum or, at the option of Toys-Delaware, prime plus 4.00% per annum.

In addition, obligations under the Unsecured Credit Facility are guaranteed by substantially all domestic subsidiaries of Toys-Delaware. The Unsecured Credit Facility contains the same customary covenants as those under the Secured Credit Facilities. At February 2, 2008, the unamortized discount for the Unsecured Credit Facility was $1 million.

€63.9 million French and €132.4 million Spanish real estate credit facilities, due fiscal 2012 ($95 million and $196 million at February 2, 2008, respectively)

On January 23, 2006, our indirect wholly-owned subsidiaries Toys “R” Us France Real Estate SAS and Toys “R” Us Iberia Real Estate S.L. entered into the French and Spanish real estate credit facilities, respectively. These facilities are secured by, among other things, selected French and Spanish real estate. The maturity date for each of these loans is February 1, 2013. The loans have interest rates of EURIBOR plus 1.50% plus mandatory costs per annum. The loan agreements contain covenants that restrict the ability of the borrowers to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan agreements also require the borrower to maintain interest coverage ratios of 110%.

£354.5 million U.K. real estate senior and £63.0 million U.K. real estate junior credit facilities, due fiscal 2013 ($696 million and $124 million at February 2, 2008, respectively)

On February 8, 2006, Toys “R” Us Properties (UK) Limited (“Toys Properties”), our indirect wholly-owned subsidiary, entered into a series of secured senior and junior loans with Vanwall as the Issuer and Senior Lender and The Royal Bank of Scotland PLC as Junior Lender. These facilities are secured by, among other things, selected U.K. real estate. The U.K. real estate senior credit facility bears interest of 5.02% plus mandatory costs. The U.K. real estate junior credit facility bears interest at an annual rate of LIBOR plus a margin of 2.25% plus mandatory costs. On February 8, 2007, Toys Properties borrowed an additional $4 million from the Junior Lender.

The credit agreements contain covenants that restrict the ability of Toys Properties to incur certain additional indebtedness, create or permit liens on assets, dispose of or acquire further property, vary or terminate the lease agreements, conclude further leases or engage in mergers or consolidations. Toys Properties is required to repay the loans in part in quarterly installments. The final maturity date for these credit facilities is April 7, 2013.

Vanwall is a variable interest entity established with the limited purpose of issuing and administering the notes under the credit agreement with Toys Properties. Vanwall has issued £355.8 million ($699 million at February 2, 2008) of multiple classes of commercial mortgage backed floating rate notes (the “Floating Rate Notes”) to third party investors (the “Bondholders”), which are publicly traded on the Irish Stock Exchange Limited. The proceeds from the Floating Rate Notes issued by Vanwall were used to fund the Senior Loan to Toys Properties. Per the Credit Agreement, Vanwall is required to maintain an interest rate swap which effectively fixed the variable LIBOR rate at 4.56%, the same as the fixed interest rate paid by Toys Properties to Vanwall. The fair market value of this interest rate swap at February 2, 2008 was approximately $11 million. Our loan agreement with Vanwall requires the Company to indemnify Vanwall against any loss or liability that Vanwall incurs as a consequence of any part of the loan being repaid or prepaid, including costs relating to terminating all or part of their interest rate swap. Management has performed an analysis of Vanwall in accordance with FIN 46(R) and has concluded that the Company is not the primary beneficiary of any gains or losses from Vanwall’s interest rate swap and the entity should not be consolidated.

Guarantees

Toys “R” Us, Inc. currently guarantees 80% of Toys-Japan’s three installment loans from a third party in Japan, totaling $45 million. These loans have annual interest rates of 2.60% – 2.80%, are due from 2012 to 2014, and are reported as part of the Toys-Japan loans of $153 million at February 2, 2008.

Other Debt

In May 2001, Toys-Japan entered into a secured borrowing arrangement with KKFC, a special purpose entity formed with the limited purpose of borrowing and lending funds to Toys-Japan. The borrowings under this arrangement are secured against certain security deposit receivables. In connection with this arrangement, KKFC entered into an interest rate swap in order to convert the fixed interest payments received from Toys-Japan into variable interest rate payments, as required by its lenders. In addition, Toys-Japan signed various agreements (“Agreements”) which indemnified KKFC from any losses resulting from the transaction.

In fiscal 2007, KKFC was notified by its lenders that they would no longer continue to renew its loan. Under the Agreements, Toys-Japan was required to lend KKFC the full amount to repay its lenders and post collateral of $4 million to cover the liability position of the interest rate swap. Therefore, the repayment of the loan and posting of collateral by Toys-Japan on behalf of KKFC was identified as a reconsideration event under FIN 46(R) and impacted the variable interest of Toys-Japan in KKFC. Management has performed an analysis of KKFC in accordance with FIN 46(R) and has concluded that we are the primary beneficiary and should consolidate this special purpose entity. The consolidation resulted in the recognition of a $20 million net repayment of third party debt. In addition, the consolidation of this entity resulted in the recognition of an interest rate swap of $4 million. Refer to Note 4 to our Consolidated Financial Statements entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

NOTE 4 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. We record the fair market value of our derivatives, based on estimates, in Other assets and Other non-current liabilities within our Consolidated Balance Sheets. The changes in fair value of derivatives are recorded in the Consolidated Statements of Operations in Interest expense, unless the derivative is designated as a hedge. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The effective portion of a cash flow hedge is recorded to Accumulated other comprehensive income (loss); the ineffective portion of a cash flow hedge is recorded to Interest expense. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation. For our derivatives that are designated under SFAS 133 as cash flow hedges, no material ineffectiveness existed at February 2, 2008 and February 3, 2007.

During fiscals 2007 and 2006, we entered into derivative financial arrangements to manage a variety of risk exposures, including interest rate risk associated with our long-term debt and foreign currency risk relating to import merchandise purchases. We entered into interest rate swaps and/or caps to manage interest rate risk in order to reduce our exposure to variability in expected future cash outflows attributable to the changes in LIBOR and EURIBOR rates. We entered into foreign exchange forward contracts to manage certain currency risks associated with the settlement of payables related to our merchandise import program. As of February 2, 2008, we discontinued our practice of entering into foreign exchange forward contracts under our merchandise import program. Derivatives related to our merchandise import program were not designated as hedges under SFAS 133 and are marked to market through Interest expense.

During fiscal 2007, we recorded a net loss of $8 million to Accumulated other comprehensive income (loss) related to the change in the fair value of our variable cash flow hedges. We reclassified a net loss of $2 million to Interest expense from Accumulated other comprehensive income (loss) for fiscal 2007. This reclassification primarily relates to the allocated time value of the premiums on the options of certain interest rate caps, partially offset by the amortization of cash received on previously terminated swaps. In fiscal 2006, we reclassified a net gain of $1 million to Interest expense from Accumulated other comprehensive income (loss). We expect to reclassify a net loss of approximately $3 million in fiscal 2008 to Interest expense from Accumulated other comprehensive income (loss). In addition, we recorded net losses of $35 million and $2 million in fiscals 2007 and 2006, respectively, to Interest expense, which relate to the changes in our derivatives that did not qualify for hedge accounting under SFAS 133. In fiscal 2005, derivative activity had a nominal impact to our Consolidated Financial Statements.

The following table presents our outstanding derivative contracts as of February 2, 2008 and February 3, 2007:

			As of February 2, 2008		As of February 3, 2007
(In millions) Related Items (in Local Currency) (1)	Effective Date	Maturity Date	Notional Amount (In USD)	Ending Balance at Fair Value	Notional Amount (In USD)	Ending Balance at Fair Value
Derivative Assets:
Foreign Exchange Forwards
Merchandise import program (Varies) (2)	Varies	Varies	$—	$—	$106	$1

Interest Rate Swaps
French real estate credit facility due fiscal 2012 (EUR)	February 2006	February 2013	95	4	84	5
Spanish real estate credit facility due fiscal 2012 (EUR)	February 2006	February 2013	196	8	173	10
U.K. real estate junior credit facility due fiscal 2013 (GBP)	February 2006	April 2013	120	2	121	6

Interest Rate Caps
Secured real estate loan due August 9, 2008 (USD)	July 2005	August 2008	800	—	800	—
Unsecured credit agreement due December 9, 2008 (USD) (3)	December 2005	December 2008	1,300	—	1,300	—
Unsecured credit facility due fiscal 2012 (USD)	May 2007	May 2009	91	—	—	—
Secured term loan facility due fiscal 2012 (USD) (3)	August 2008	August 2010	600	—	600	—

Interest Rate Corridors
Secured real estate loan due August 9, 2008 (USD)	July 2006	August 2008	800	—	800	1
Unsecured credit agreement due December 9, 2008 (USD) (3)	July 2006	December 2008	1,300	—	1,300	2

Total derivative assets			$5,302	$14	$5,284	$25

Derivative Liabilities:
Foreign Exchange Forwards
Merchandise import program (Varies) (2)	Varies	Varies	$—	$—	$100	$(5)

Interest Rate Swaps
Secured term loan facility due fiscal 2012 (USD) (3)	August 2006	August 2008	600	(8)	600	(2)
U.K. real estate junior credit facility due fiscal 2013 (GBP) (3)	April 2007	April 2013	4	—	—	—
Toys-Japan (JPY)	May 2001	March 2020	17	(4)	—	—

Total derivative liabilities			$621	$(12)	$700	$(7)

(1)	Refer to Note 3 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for detail on our related items, except for Merchandise import program.
(2)

In fiscals 2007 and 2006, our foreign subsidiaries entered into foreign exchange forward contracts at various dates. As of February 2, 2008, we did not have any outstanding contracts. As of February 3, 2007, these derivative contracts are classified as current assets and current liabilities.

(3)

As of February 2, 2008, these derivatives qualified for hedge accounting as cash flow hedges. We evaluate the effectiveness of the hedging relationships on an ongoing basis and recalculate changes in fair values of the derivatives and the underlying hedged items separately.

The following summarizes the current year activity in our derivative portfolio:

Toys-Japan interest rate swap

During the fourth quarter of fiscal 2007, we consolidated KKFC, a special purpose entity that transacts with Toys-Japan, in accordance with FIN 46(R). The consolidation of this entity resulted in an increase in our derivative liabilities of $4 million. This derivative does not qualify for hedge accounting under SFAS 133. Refer to Note 3 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

Secured real estate loan, due August 9, 2008 ($800 million at February 2, 2008)

On July 27, 2007, we extended the interest rate caps on the $800 million notional amount related to the Secured real estate loan due August 9, 2008. The amount paid to extend the caps was less than $1 million. The interest rate caps manage the variable cash flows associated with changes in the one-month LIBOR above 7.00% and mature in August 2008. The amended derivative contracts do not qualify for hedge accounting under SFAS 133.

Unsecured credit facility, due fiscal 2012 ($180 million at February 2, 2008)

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

U.K. real estate junior credit facility, due fiscal 2013 ($124 million at February 2, 2008)

On April 5, 2007, we entered into an interest rate swap for $4 million notional amount related to the additional borrowings on the U.K. real estate junior credit facility made in February 2007. The interest rate swap hedges the variable LIBOR for a fixed rate of interest of 5.69% until April 2013. The interest rate swap is designated as a cash flow hedge under the long-haul method under SFAS 133 and the change in fair value was recorded in Accumulated other comprehensive income (loss). No material ineffectiveness existed at February 2, 2008. We expect the reclassification of any amounts from Accumulated other comprehensive income (loss) within the next 12 months related to this derivative contract to be nominal.

NOTE 5 – PROPERTY AND EQUIPMENT

(in millions)	Useful Life (In Years)	February 2, 2008	February 3, 2007
Land		$838	$825
Buildings	45-50	2,142	2,066
Furniture and equipment	5-20	1,748	1,644
Leasehold improvements	10-25	2,255	2,074
Costs of computer software	5	306	309
Construction in progress		42	24
Leased equipment under capital lease	3-8	65	64

		7,396	7,006
Less: accumulated depreciation and amortization		2,996	2,664

		4,400	4,342
Less: net assets held for sale		15	9

Total		$4,385	$4,333

Assets held for sale

The following assets are classified as held for sale and are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets:

(In millions)	February 2, 2008	February 3, 2007
Land	$7	$4
Buildings	14	5
Leasehold improvements	4	3

	25	12
Less: accumulated depreciation and amortization	10	3

Net property assets held for sale	$15	$9

Net gains on sales of properties

During fiscal 2007, we sold our interest in an idle distribution center for gross proceeds of approximately $29 million, resulting in a gain of $18 million and sold 4 properties for gross proceeds of $14 million, resulting in a gain of $5 million as part of the agreement with Vornado Surplus 2006 Realty, LLC as described below. In addition, we consummated a lease termination agreement resulting in a net gain of $10 million.

During fiscal 2006, Toys-Delaware and MAP 2005 Real Estate, LLC (“MAP”) (collectively referred to herein as “Seller”), both wholly-owned subsidiaries, consummated the sale of its interest in 38 properties, out of a total agreed upon sale of 42 properties, primarily to an affiliate of Vornado Realty Trust, an indirect equity owner of the Company and the Seller for gross proceeds of approximately $178 million. As a result of the sale of these properties, the Company recorded a gain of $91 million for fiscal 2006.

Also, during fiscal 2006, Toys Properties sold its interest in and assets related to a leased property in Cardiff, U.K. to an unrelated third party for gross proceeds of approximately $26 million, resulting in a gain of $21 million for fiscal 2006.

NOTE 6 – CHANGE IN ACCOUNTING PRINCIPLE

As of February 4, 2007, we changed our accounting method for valuing merchandise inventories of our International wholly-owned subsidiaries from the retail inventory method to the weighted average cost method. This change followed the implementation of a perpetual inventory system in our international locations, excluding Toys “R” Us Japan, Ltd. (“Toys-Japan”), which already utilizes a similar system and follows the weighted average cost method. The weighted average cost method utilizes the newly available perpetual inventory records to value inventories. We plan to change our accounting method for valuing merchandise inventories for our U.S. segments from the retail inventory method to the weighted average cost method in fiscal 2008 when our perpetual inventory system is implemented domestically.

Management believes the weighted average cost method is preferable over the retail inventory method because it results in greater precision in the determination of cost of sales and merchandise inventories. Our newly instituted perpetual inventory system provides management product level detail by store on both a weighted average cost and retail price basis. Management believes the weighted average cost method provides for a better matching of cost of sales with related sales. Cost of sales under the weighted average cost method represents the weighted average cost of the individual items sold rather than the cost of an item based on an average margin realized on an entire department as under the retail method. As of February 2, 2008 and February 3, 2007, we valued approximately 38% and 10%, respectively, of merchandise inventories under the weighted average cost method, with the remainder valued under the retail inventory method.

In accordance with SFAS 154, we recorded the cumulative effect of the change in accounting principle as of February 4, 2007. We determined that retrospective application for periods prior to fiscal 2007 is impracticable, as the period-specific information necessary to value the International Merchandise inventories under the weighted average cost method is unavailable. As of February 4, 2007, the cumulative effect of this change in accounting principle was a reduction in Merchandise inventories of $13 million, an increase in Deferred tax assets of $4 million and a net increase in Stockholders’ deficit of $9 million.

For comparability purposes, the following table sets forth the effects of the change in accounting principle (exclusive of the opening adjustment) by comparing our Condensed Consolidated Balance Sheet (as reported under the weighted average cost method) to pro forma Condensed Consolidated Balance Sheet (as if Merchandise inventories were valued under the retail inventory method) as of February 2, 2008:

(In millions) As of February 2, 2008	As Reported	Pro forma	(Decrease) Increase from Change in Accounting
Merchandise inventories	$1,998	$2,013	$(15)
Current deferred tax assets	80	75	5
Total current assets	3,393	3,403	(10)
Total assets	8,952	8,962	(10)
Accrued expenses and other current liabilities	996	995	1
Total current liabilities	2,708	2,707	1
Accumulated deficit	(419)	(408)	(11)
Total stockholders’ deficit	(389)	(378)	(11)
Total liabilities and stockholders’ deficit	8,952	8,962	(10)

The effects of the change in accounting principle on our Condensed Consolidated Statement of Operations (as reported under the weighted average cost method) to pro forma Condensed Consolidated Statement of Operations (as if Merchandise inventories were valued under the retail inventory method) for fiscal 2007 are as follows:

(In millions) For Fiscal 2007	As Reported	Pro forma	(Decrease) Increase from Change in Accounting
Cost of sales	$8,987	$9,000	$(13)
Gross margin	4,807	4,794	13
Operating earnings	696	683	13
Earnings before income taxes and minority interest	220	207	13
Income tax expense	65	69	(4)
Net earnings	153	144	9

NOTE 7 – SHORT-TERM INVESTMENTS

Our short-term investments are comprised of municipal auction-rate securities, which are instruments that are exchanged through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, usually every 7, 28, 35, or 90 days. This mechanism generally allows existing investors to roll over their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Recent dislocations in the credit markets have occurred because the amount of securities submitted for sale has exceeded the amount of purchase orders.

As of February 2, 2008, we held $168 million of auction-rate securities, which are classified under Current assets as Short-term investments on our Consolidated Balance Sheet. Subsequent to February 2, 2008, we reduced our holdings of auction-rate securities at par value through the normal auction process. As of the date of this filing, the remaining balance of these securities was $24 million, which, subsequent to February 2, 2008, we failed to sell through the normal auction process. All of our auction-rate securities are currently rated AAA, the highest investment grade rating afforded by credit rating agencies. We believe we will be able to liquidate these investments without loss within the next year, and that these securities are not impaired. These securities were valued using a model that takes into consideration the financial conditions of the issuers and the bond insurers, current market conditions and the value of the collateral bonds. If the credit ratings of the issuers or the bond insurers deteriorate, we may be required to adjust the carrying value of these investments.

NOTE 8 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of our accounts payable, accrued expenses and other current liabilities as of February 2, 2008 and February 3, 2007 is outlined in the table below:

(In millions)	February 2, 2008	February 3, 2007
Accounts payable (1)	$1,534	$1,303

Gift card and certificate liability	$206	$194
Accrued bonus	64	76
Accrued interest	50	59
Sales and use and value added tax payable	93	106
FIN 48 liability for uncertain tax positions	62	—
Other (2)	521	413

Total accrued expenses and other current liabilities	$996	$848

(1)	Includes $160 million and $119 million of book overdraft cash as of February 2, 2008 and February 3, 2007, respectively.
(2)	Other includes, among other items, accrued payroll and other benefits, profit sharing and other operating accruals. No individual amount included exceeds 10% of “Other” (shown above).

NOTE 9 – STOCK-BASED COMPENSATION

Effective January 29, 2006, we adopted SFAS 123(R). Our accounting policy related to stock-based compensation is described in Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

Management Equity Plan

Effective July 21, 2005, the Company became a wholly-owned subsidiary of Toys “R” Us Holdings, Inc. (“Holdings”) and on that date, the Board of Directors of Holdings adopted the 2005 Management Equity Plan (the “Management Equity Plan”). Refer to Note 13 entitled “MERGER TRANSACTION” for further details. The Management Equity Plan provides for the granting of service-based and performance-based stock options, rollover options (i.e., options in Holdings in lieu of options held prior to the Merger), and restricted stock to officers and other key employees of Holdings and its subsidiaries. All awards are in the form of one or more shares of the common stock of Holdings.

Effective August 3, 2007, management amended the charter of Holdings by replacing the existing two classes of stock (“Class A Common Stock and Class L Common Stock”, respectively) with a single class of new common stock (the “Common Stock”). Each award outstanding under the previous Management Equity Plan converted into awards of Common Stock. The number of shares of the Common Stock with respect to all awards is based on the conversion ratios. Prior to the equity restructuring of Holdings on August 3, 2007, all awards were in the form of one or more common strips, with each common strip consisting of nine shares of Class A Common Stock of Holdings and one share of Class L Common Stock of Holdings. Each option to acquire a share of Common Stock has the same aggregate exercise price and fair value as the corresponding option to acquire shares of Class A Common Stock and Class L Common Stock.

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

At February 2, 2008 an aggregate of 189,797 shares were reserved for future option grants under the Management Equity Plan. All outstanding options expire at dates ranging from September 8, 2008 to October 19, 2017. The Board of Directors of Holdings has discretion over the amount of shares available for future issuances of restricted stock and options. Holdings expects to satisfy future option exercises by issuing new shares.

Repurchase Obligations

Certain officers of the Company have the right to require Holdings to repurchase the Common Stock that the officer acquired upon the exercise of certain options, the shares issued or issuable upon exercise of rollover options or the shares issued to the officer in the form of restricted stock. The put rights are triggered by the officer’s death, disability or retirement at any time. The put rights will expire upon either a change in control of Holdings or an initial public offering of Holdings’ Common Stock. The purchase price for shares repurchased as a result of the officer’s death, disability or retirement is the fair market value of the covered shares at the time of repurchase. The number of shares that may be repurchased as a result of the officer’s retirement is subject to an aggregate fixed limitation. The liability related to these restricted shares and rollover options has been classified as other non-current liabilities in the financial statements of Holdings. The liability was $1 million as of February 2, 2008 and February 3, 2007.

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

Restricted Stock

The Management Equity Plan permits the sale of non-transferable, restricted stock to certain employees at a purchase price equal to the fair market value of the common strips (now shares) of Common Stock. The Management Equity Plan was amended in the second quarter of 2006 to permit grants of restricted stock without consideration. At January 28, 2006, 62,805 shares of restricted stock were outstanding. During fiscals 2007 and 2006, 144,844 shares and 118,692 shares of restricted stock were purchased by officers of the Company at $32.00 and $26.75 per share, respectively, which were the fair market values as of the respective dates of those purchases.

The Company also awarded 15,000 and 41,121 shares of restricted stock without consideration in fiscals 2007 and 2006, respectively, with aggregate fair market values equal to less than $1 million and approximately $1 million, respectively, as of each of the grant dates. Fifty percent of these awards vest on the first anniversary of the grant date and the remaining fifty percent vest on the second anniversary of the grant date, provided the recipients are still employed by the Company or any of its affiliates as of such respective dates.

Valuation Assumptions

The fair value of each option award modified or granted under the Management Equity Plan is estimated on the date of modification or grant using a lattice option-pricing model that uses the assumptions noted in the following table, along with the associated weighted average fair values. We use historical data to estimate pre-vesting option forfeitures. To the extent actual results of forfeitures differ from the estimates, such amounts will be recorded as an adjustment in the period the estimates are revised. The expected volatilities are based on a combination of implied and historical volatilities of a peer group of companies, as the Company is a non-publicly traded company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term represents the estimated time until exercise and is based on certain projected performance targets of the Company. The expected dividend yield is based on an assumption that no dividends are expected to be approved in the near future. The following are the weighted average assumptions used:

	Fiscal 2007	Fiscal 2006
Volatility	50.0%	50.0%
Risk-free interest rate	4.2%	4.6%
Expected term	3.8 years	5.4 years
Dividend Yield	0.0%	0.0%
Weighted average grant-date fair value per option:
Service-based	$12.77	$12.03
Performance-based	$10.81	$10.41

A summary of option and restricted stock activity under the Management Equity Plan during the fiscals 2007 and 2006 is presented below:

Service-Based Options

	Fiscal Years Ended
	February 2, 2008		February 3, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	1,532,164	$20.31	1,521,732	$19.03
Granted	360,960	32.00	465,747	26.75
Exercised	(136,094)	11.52	(104,722)	8.79
Forfeited	(71,627)	27.78	(350,593)	26.75

Outstanding at end of fiscal year	1,685,403	$23.20	1,532,164	$20.31

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest at February 2, 2008	1,558,136	$22.78	6.94	$17.5

Exercisable at February 2, 2008	639,064	$14.55	5.14	$12.4

The total intrinsic value of service-based options exercised in fiscals 2007 and 2006 was approximately $3 million and $2 million, respectively. The tax benefits recognized as a result of the options exercised in fiscals 2007 and 2006 was approximately $1 million for both periods.

Performance-Based Options

	Fiscal Years Ended
	February 2, 2008		February 3, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	1,858,038	$26.75	1,545,822	$26.75
Granted	721,920	32.00	931,495	26.75
Forfeited	(155,227)	27.70	(619,279)	26.75

Outstanding at end of fiscal year	2,424,731	$28.25	1,858,038	$26.75

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest at February 2, 2008	2,152,000	$28.25	8.29	$12.4

Exercisable at February 2, 2008	—	$—	—	$—

No performance-based options were exercised in fiscals 2007 and 2006.

Non-vested Restricted Stock Activity — Non-vested restricted stock grants as of February 2, 2008 and February 3, 2007 and activities during fiscals 2007 and 2006 were as follows:

	Fiscal Years Ended
	February 2, 2008		February 3, 2007
	Common Shares	Weighted Average Grant Date Fair Value (In millions)	Common Shares	Weighted Average Grant Date Fair Value (In millions)
Non-Vested, Beginning of Fiscal Year	41,121	$1.1	—	$—
Granted	15,000	0.5	41,121	1.1
Vested	(20,561)	(0.6)	—	—
Forfeited	—	—	—	—

Non-Vested, End of Fiscal Year	35,560	$1.0	41,121	$1.1

As of February 2, 2008, there was $13 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the Management Equity Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. In addition, there was total unrecognized compensation cost related to restricted stock grants of less than $1 million.

The amount of stock-based compensation expense recognized in SG&A and tax benefit recognized in Income tax expense in fiscals 2007 and 2006 was as follows:

(In millions)	Fiscal 2007	Fiscal 2006
SG&A	$6	$4
Total recognized tax benefit	$1	$1

Toys –Japan stock plan

Toys-Japan grants options to its employees and directors that give the option holders the right to buy Toys-Japan shares upon exercise. The options are granted at an exercise price equal to the fair value of the shares on the date of the grant and cliff vest after two years and the options expire three years after vesting. At February 2, 2008, 912,500 options were outstanding, which represented 2.6% of Toys-Japan’s equity on a fully diluted basis. The amount of stock-based compensation expense for Toys-Japan for fiscals 2007 and 2006 was immaterial.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is included in the Consolidated Statements of Stockholders’ (Deficit) Equity. Accumulated other comprehensive income (loss), net of tax, is reflected in the Consolidated Balance Sheets, as follows:

(In millions)	February 2, 2008	February 3, 2007
Foreign currency translation adjustments, net of tax	$37	$(84)
Unrealized loss on hedged transactions, net of tax	(4)	(1)
Minimum pension liability adjustment, net of tax (1)	—	(10)
Unrecognized net actuarial losses, net of tax (2)	(13)	—

	$20	$(95)

(1)	The minimum pension liability was eliminated upon the adoption of SFAS 158.
(2)

In connection with the adoption of SFAS 158 on February 2, 2008, unrecognized net actuarial losses were recognized as an adjustment to Accumulated other comprehensive income (loss), net of tax. See Note 15 entitled “DEFINED BENEFIT PENSION PLANS” for further details.

NOTE 11 – LEASES

We lease a majority of the real estate used in our operations. Most leases require us to pay real estate taxes and other expenses and some leases require additional payments based on percentages of sales.

Minimum rental commitments under non-cancelable operating leases as of February 2, 2008 are as follows:

(In millions)	Gross minimum rentals	Sublease income	Net minimum rentals
2008	$510	$22	$488
2009	504	20	484
2010	483	17	466
2011	454	14	440
2012	408	11	397
2013 and subsequent	2,078	35	2,043

Total	$4,437	$119	$4,318

Total rent expense, net of sublease income of $26 million, $22 million, and $20 million, was $476 million, $438 million, and $299 million in fiscals 2007, 2006 and 2005, respectively. As a result of the consolidation of Toys-Japan in fiscal 2006, fiscals 2007 and 2006 included total rent expense of $140 million and $139 million, respectively, related to Toys-Japan. We remain directly and primarily liable for lease payments to third party landlords for locations where we have subleased all or a portion of the locations to third parties. Rental payments received from our sub-lessees offset the lease payments we make to third party landlords. To the extent that sub-lessees fail to make sublease rental payments, our total net rent expense to the third party landlords would increase in direct proportion.

We recognize rental expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as deferred rent liability. Deferred rent liabilities are shown as a separate line item on our Consolidated Balance Sheets and were $261 million at February 2, 2008 and $248 million at February 3, 2007. Virtually all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, many leases include early termination options, which can be exercised under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.

Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments and included in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Contingent rent expense was $10 million, $9 million and $2 million for the fiscals 2007, 2006 and 2005, respectively. Future payments for maintenance, insurance and taxes to which we are obligated are excluded from minimum lease payments. Tenant allowances received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent expense over the lease term.

NOTE 12 – INCOME TAXES

Earnings (loss) before income taxes are as follows:

	Fiscal Years Ended
(In millions)	February 2, 2008	February 3, 2007	January 28, 2006
U.S.	$131	$121	$(591)
Foreign	89	22	86

Earnings (loss) before income taxes	$220	$143	$(505)

Income tax expense (benefit) is as follows:

	Fiscal Years Ended
(In millions)	February 2, 2008	February 3, 2007	January 28, 2006
Current:
U.S. Federal	$67	$(14)	$(103)
Foreign	102	61	42
State	11	1	20

Total current income tax expense (benefit)	$180	$48	$(41)

Deferred:
U.S. Federal	$(35)	$70	$(56)
Foreign	(62)	(79)	(14)
State	(18)	(4)	(10)

Total deferred income tax benefit	$(115)	$(13)	$(80)

Total Income tax expense (benefit)	$65	$35	$(121)

Included within Income tax expense (benefit) was $9 million, $5 million and $(6) million related to interest and penalties in fiscals 2007, 2006 and 2005, respectively. We have provided U.S. Federal income taxes on substantially all the accumulated earnings of our foreign subsidiaries as such earnings are not considered to be permanently invested outside of the United States.

The tax rate reconciliations are as follows:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit (1)	(3.8)	(3.5)	(0.8)
Foreign taxes, net of valuation allowance (2)	(5.2)	(33.3)	(15.1)
Non-deductible compensation	—	1.8	(1.9)
Extraordinary dividend (3)	—	—	7.1
U.S. Federal valuation allowance (4)	12.7	28.8	—
Non-deductible fees and expenses	—	—	(3.5)
U.S. Federal tax reserves	—	(1.4)	4.1
Unrecognized tax benefits (5)	(11.2)	—	—
Other	2.0	(2.9)	(0.9)

Effective tax rate	29.5%	24.5%	24.0%

(1)

State taxes for fiscal 2007 include the release of valuation allowance on state tax loss carry-forwards of $29 million. The release of valuation allowance on state tax loss carry-forwards did not have a material impact in fiscals 2006 and 2005.

(2)

Foreign taxes, net of valuation allowance, includes the establishment of valuation allowance of $5 million in fiscal 2007 and the release of valuation allowances of $84 million and $41 million in fiscals 2006 and 2005, respectively, related to foreign tax loss carryforwards and other deferred tax assets. Foreign taxes were also increased by $34 million of unrecognized tax benefits in fiscal 2007, $26 million of foreign tax reserves in fiscal 2006 and $3 million of foreign tax reserves in fiscal 2005.

(3)

In fiscal 2004, we repatriated foreign earnings to take advantage of temporary U.S. Federal income tax incentives, based on a newly enacted tax law. In fiscal 2005, the IRS clarified the calculation of repatriated foreign earnings. Due to this clarification, we applied for and received a tax refund of $36 million.

(4)	U.S. Federal valuation allowance for fiscals 2007 and 2006 includes the establishment of valuation allowance for U.S. Federal tax credit carry-forwards of $28 million and $41 million, respectively.
(5)	We released a reserve of $38 million on the lapse of the statute of limitations inclusive of interest and penalties.

The tax effects of temporary differences are included in deferred tax accounts as follows:

(In millions)	February 2, 2008	February 3, 2007
Deferred tax assets:
U.S. Federal tax loss carry-forwards (1)	$—	$26
U.S. Federal tax credit and other carry-forwards	131	66
Foreign tax loss carry-forwards (1)	244	303
State tax loss and credit carry-forwards (1)	51	78
Straight line rent	101	88
Interest	51	4
Insurance loss reserve	33	32
Foreign currency translation	41	35
Restructuring charges	32	40
Other	168	144

Gross deferred tax assets before valuation allowance	852	816
Valuation allowance	(256)	(322)

Total deferred tax assets	$596	$494

Deferred tax liabilities:
Fixed assets	$(216)	$(262)
Earnings of Japanese subsidiary	(55)	(52)
Undistributed earnings of foreign subsidiaries	(29)	(13)
Other	(42)	(108)

Total deferred tax liabilities	$(342)	$(435)

(1)	At February 2, 2008, our gross deferred tax assets were partially offset by $114 million of unrecognized tax benefits related to net operating losses on our Consolidated Balance Sheet.

Carry-forwards

Our $97 million of U.S. Federal tax credit carry-forwards will expire during the next 6 to 20 years. Of our $1.1 billion of state tax loss and credit carry-forwards, $91 million will expire during the next 5 years, approximately $948 million will expire during the next 6 to 20 years, and $13 million may be carried forward indefinitely. Of our $1.1 billion of foreign tax loss carry-forwards, $7 million will expire during the next 5 years and the balance may be carried forward indefinitely.

On July 21, 2005, the Company was acquired by the Sponsors. U.S. Federal and certain state and foreign taxing jurisdictions impose limitations on the amount of tax losses, credits and other carry-forwards that can be used to offset current income and tax within any given year when there has been an ownership change.

Valuation Allowance

Management has established a valuation allowance to offset some of our deferred tax assets as we believe it is more likely than not these assets will not be realized. During fiscal 2007, our valuation allowance decreased by $66 million. The decrease includes a $75 million release of valuation allowance for foreign and state tax loss carry-forwards and a $70 million decrease due to the adoption of FIN48. These decreases were partially offset by the establishment of $79 million of additional valuation allowance for U.S. Federal tax credit and foreign loss carry-forwards.

Unrecognized Tax Benefits

On February 4, 2007, we adopted the provisions of FIN 48 which clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109 and prescribed a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained.

As permitted under the FIN 48 transition provisions, we decreased our liability for unrecognized tax benefits by $21 million (from $133 million to $112 million), which was accounted for as a cumulative effect reduction of Accumulated deficit as of February 4, 2007. In addition, we have reflected an additional liability for unrecognized tax benefits, and corresponding tax assets, of $148 million. As a result, the total amount of unrecognized tax benefits was $228 million not including accrued interest and penalties of $28 million and $4 million, respectively, at February 4, 2007 (date of adoption).

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

(In millions)	Gross Unrecognized Tax Benefits
Beginning balance at February 4, 2007 (date of adoption)	$228
Additions for tax positions of the current year	57
Additions for tax positions of prior years	84
Reductions for tax positions of prior years	(73)
Settlements	(4)
Lapse of statute of limitations	(31)

Ending balance at February 2, 2008	$261

At February 2, 2008, $158 million of the $261 million of unrecognized tax benefits would affect our effective tax rate, if recognized. The remaining $103 million would affect our deferred tax accounts. In addition, we had $20 million and $3 million of accrued interest and penalties, respectively, at February 2, 2008.

The Company and its subsidiaries are subject to taxation in the United States and various foreign jurisdictions. Of the major jurisdictions, we are subject to examination by the United States and Canada for fiscals 2003 to 2006, by Australia, France, Germany, and Spain for fiscals 2000 to 2006, by Japan for fiscals 2004 to 2006, and by the United Kingdom for fiscals 2001 to 2006. While it is often difficult to predict whether we will prevail, we believe that our tax liabilities for unrecognized tax benefits reflect the more likely than not outcome of known tax contingencies.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $130 million during the next twelve months due to the resolution of transfer pricing and nexus issues.

NOTE 13 – MERGER TRANSACTION

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

On July 21, 2005, the transaction was consummated by the Sponsors, along with a fourth investor, GB Holdings I, LLC (the “Fourth Investor”), an affiliate of Gordon Brothers, a consulting firm that is independent from and unaffiliated with the Sponsors and management, through a $6.6 billion merger of Acquisition Sub with and into the Company, with the Company being the surviving corporation in the merger (the “Merger”). The Sponsors and the Fourth Investor are collectively referred to herein as the “Investors.” Under the Merger Agreement, the former holders of the Company’s common stock (the “Company Common Stock”), par value $.10 per share, received $26.75 per share, or approximately $5.9 billion. In addition, approximately $766 million was used to settle our equity security units, cash out our warrants and our options to purchase Company Common Stock, settle restricted stock and restricted stock units, pay fees and expenses related to the Merger, and pay severance payments and related payroll taxes.

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

•

We, directly or indirectly through our subsidiaries, entered into: (1) a $2.0 billion secured revolving credit facility, of which $700 million was drawn at closing; (2) a $1.9 billion unsecured bridge loan facility, all of which was drawn at closing; (3) a secured $1.0 billion European bridge loan facility and multi-currency revolving credit facilities in an amount of up to £95 million and €145 million, respectively, of which $1.0 billion was drawn at closing; and (4) $800 million of mortgage loan agreements, all of which was drawn at closing. Refer to Note 3 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” and Note 4 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES.”

Our available cash was used to fund the:

•	Purchase of Company Common Stock outstanding of approximately $5.9 billion;

•	Purchase of all stock options, restricted stock, and restricted stock units of the Company under the terms of the Merger Agreement of approximately $227 million;

•	Settlement of our approximately 8.0 million equity security units for approximately $114 million (see below for further discussion);

•

Purchase and settlement of all stock warrants (1.2 million outstanding) for a net amount of $17 million. (Each warrant gave the holder thereof the right to purchase one share of Company Common Stock at an exercise price of $13 per share, until its expiration in 2010. Accordingly, all of our obligations under our stock purchase warrant agreements were fully satisfied and we have no further obligations remaining);

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

In connection with the closing of the Merger, the Company notified the New York Stock Exchange that all of the Company Common Stock was converted into the right to receive $26.75 per share, and requested that the New York Stock Exchange file with the Securities and Exchange Commission an application on Form 25 to remove the Company Common Stock from listing and registration thereon. On July 26, 2005, the New York Stock Exchange confirmed that such filing has been made.

Immediately following the consummation of the Merger Transaction, we implemented an inversion transaction (the “Inversion”) whereby one of our dormant subsidiaries became the new parent of Toys “R” Us, Inc. and is now known as Toys “R” Us Holdings, Inc. (“Holdings”), as follows:

•

Holdings’ shares of common stock held by Toys “R” Us, Inc. were cancelled. The Certificate of Incorporation of Holdings was amended to authorize two classes of Common Stock, Class L Common Stock and Class A Common Stock (collectively, the “Holdings Common Stock”); and

•

The Investors’ shares of the Company Common Stock (including the shares held by management) were automatically converted into shares of the Holdings Common Stock. All of the shares of the Holdings Common Stock were issued in “strips” of stock. Each strip of stock consisted of one share of Class L Common Stock and nine shares of Class A Common Stock so that each Investor owns the same proportionate interest in Class L Common Stock and Class A Common Stock. Subsequent to the conversion, the Investors and management have the same ownership interests in Holdings as they previously had in Toys “R” Us, Inc. See Note 9 entitled “STOCK-BASED COMPENSATION” for a description of the replacement of the Class A and Class L Common Stock with a single class of new Common Stock.

Immediately following the consummation of the Merger Transaction and the Inversion, the Company was wholly-owned by Holdings, which was indirectly owned 32.9% by each of the Sponsors, 1.1% by the Fourth Investor and 0.2% by management.

In connection with the Merger and the Inversion, effective as of July 21, 2005, the Company’s Certificate of Incorporation was amended to change the Company’s authorized common stock from 650,000,000 shares of common stock, par value $.10 per share, to 3,000 authorized shares of common stock, par value $.01 per share with 221,015,171 shares outstanding immediately prior to the Merger. As of February 2, 2008, there were 1,000 shares of the Company’s common stock held by Holdings.

Settlement of Equity Security Units

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

At the time of settlement, the purchase contract formula resulted in a settlement rate of 2.3202 shares of Company Common Stock. As a result of the Merger, equity security unit holders were entitled to receive $26.75 per share in lieu of each share of Company Common Stock that otherwise would have been issuable under the purchase contract upon settlement, or $62.06535 per unit. Approximately $372 million of our equity security units were settled via a merger early settlement, which entitled the holders to offset the $50 purchase price against the $62.06535, resulting in payment by the Company of $12.06535 per equity security unit. The equity security holders received U.S. Treasury securities with a face amount of $50 per each equity security unit that were pledged as collateral under the purchase contracts. The remaining $31 million of equity security units were settled in accordance with the original settlement terms and the holders received $62.06535 per unit, or $26.75 per share in lieu of the 2.3202 shares of Common Stock. The proceeds of maturing U.S. Treasury securities pledged as collateral were used to pay the $50 purchase price per unit to the Company. All of our obligations under the equity security units have been fully satisfied and we have no further obligations remaining with respect to the equity security units.

NOTE 14 – SEGMENTS

We generate sales, earnings and cash flows by retailing toys, baby-juvenile, electronic products and children’s apparel worldwide. We operate all of the “R” Us branded retail stores in the United States and Puerto Rico, as well as approximately 70% of the “R” Us branded retail stores internationally. The balance of the “R” Us branded retail stores outside the United States are operated by franchisees and licensees. We also sell merchandise through our Internet sites at www.toysrus.com and www.babiesrus.com in the United States, and through other Internet sites internationally.

We identify segments based on the information used by our chief operating decision maker to analyze performance and to allocate resources among each business unit of the Company.

Our current reportable segments are Toys - U.S., International and Babies. The following is a description of our segments:

•

Toys – U.S. Our Toys – U.S. segment sells a variety of products in the learning, entertainment, core toys, seasonal and juvenile categories through 585 stores that operate in 49 states in the United States and Puerto Rico and through our Internet sites in the United States. Toys – U.S. Net sales are derived from its various store formats, which include 553 traditional toy stores, 28 side-by-side stores and 4 “R” superstores. Toys – U.S. includes all results of side-by-side and “R” superstores, including products typically sold by our Babies segment.

•

International. Our International segment sells a variety of products in the learning, entertainment, core toys, juvenile and seasonal categories through 715 owned, licensed and franchised stores that operate in 34 countries and through our Internet sites internationally. Net sales from our owned and licensed locations in our International segment are derived from 665 traditional toy stores, as well as 30 side-by-side stores and 20 specialty baby-juvenile stores that operate in Australia, Austria, Canada, France, Germany, Japan, Portugal, Spain, Switzerland, and the United Kingdom.

•

Babies. Our Babies segment targets the pre-natal to infant market by offering a variety of juvenile products in the baby gear, infant care, apparel, commodities, furniture, bedding, and infant toys categories through 260 specialty baby-juvenile stores that operate in 42 states in the United States. Our Babies segment also offers a computerized baby registry service.

Management evaluates segment performance primarily based on Net sales and Operating earnings (loss). Segment Operating earnings (loss) excludes amounts such as Net gains (losses) on sales of properties, Restructuring and other charges, as well as other corporate related charges. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Revenues from external customers are derived primarily from merchandise sales and we do not rely on any major customers as a source of revenue.

Our percentages of Net sales by product category were as follows:

	Fiscal Years Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Juvenile	31.6%	30.9%	30.0%
Learning	20.3%	21.1%	21.2%
Entertainment	17.4%	16.1%	15.9%
Core Toy	16.6%	17.2%	17.9%
Seasonal	12.9%	13.5%	13.8%
Other (1)	1.2%	1.2%	1.2%

Total	100.0%	100.0%	100.0%

(1)	Consists primarily of shipping revenues related to our Internet-based sales for Toys-U.S. and non-core product related other revenues.

A summary of financial results by reportable segment is as follows:

	Fiscal Years Ended
(In millions)	February 2, 2008	February 3, 2007	January 28, 2006
Net sales
Toys - U.S.	$5,955	$5,894	$6,431
International (1)	5,344	4,780	2,815
Babies	2,495	2,376	2,087

Total Net sales	$13,794	$13,050	$11,333

Operating earnings (loss)
Toys - U.S.	$269	$254	$(4)
International (1)	336	233	193
Babies	357	340	226
Corporate and other charges	(297)	(274)	(521)
Net gains (losses) on sales of properties	33	110	(3)
Restructuring and other charges	(2)	(14)	(33)

Operating earnings (loss)	696	649	(142)
Interest expense	(503)	(537)	(394)
Interest income	27	31	31

Earnings (loss) before income taxes and minority interest	$220	$143	$(505)

	Fiscal Years Ended
(In millions)	February 2, 2008	February 3, 2007	January 28, 2006
Depreciation and amortization
Toys - U.S.	$174	$193	$219
International (1)	133	127	97
Babies	49	45	42
Corporate	38	44	42

Total depreciation and amortization	$394	$409	$400

Capital expenditures
Toys - U.S.	$146	$63	$48
International (1)	100	120	20
Babies	47	70	70
Corporate	33	32	147

Total capital expenditures	$326	$285	$285

(1)	Fiscals 2007 and 2006 include the consolidated results of Toys - Japan.

(In millions)	February 2, 2008	February 3, 2007
Merchandise inventories
Toys - U.S.	$865	$716
International (1)	756	637
Babies	377	337

Total merchandise inventories	$1,998	$1,690

Total assets
Toys - U.S.	$3,914	$3,200
International (1)	2,874	2,638
Babies	1,335	1,294
Corporate and other (2)	829	1,163

Total assets	$8,952	$8,295

(1)

Refer to Note 6 to the Consolidated Financial Statements entitled “CHANGE IN ACCOUNTING PRINCIPLE” for the impact of the change in accounting methods for valuing our International subsidiaries’ Merchandise inventories.

(2)	Includes cash and cash equivalents, deferred tax assets and other corporate assets.

Certain corporate and other charges are reported separately in our disclosure of segment Operating earnings (loss). These expenses include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses, which are not fully allocated to our reportable segments. The significant categories of expenses include salaries, benefits and related expenses, professional fees, corporate facility depreciation and amortization and insurance. Salaries, benefits and related expenses include salaries, bonus, payroll taxes and health insurance expenses for corporate office employees. Professional fees include costs related to internal control compliance, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Depreciation and amortization includes depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost for fire, liability and automobile premiums.

During fiscal 2005, the majority of these expenses were allocated to each of our operating segments. For fiscals 2007 and 2006, the Company no longer allocated these expenses, as management believes that operating results excluding corporate expense allocations provides a better measure of divisional performance. A summary of the corporate expense allocation for fiscal 2005 included in Operating earnings (loss) by reportable segment is as follows:

Corporate expense allocation (in millions)	Fiscal Year Ended January 28, 2006
Toys - U.S.	$133
International	4
Babies	24

Total corporate expense allocation	$161

Our Net sales and long-lived assets by country or region are as follows:

	Fiscal Years Ended
(In millions)	February 2, 2008	February 3, 2007	January 28, 2006
Net sales
United States	$8,450	$8,270	$8,518
Japan (1)	1,643	1,650	—
Europe	1,630	1,388	1,260
United Kingdom	1,146	999	932
Other (2)	925	743	623

Total Net sales	$13,794	$13,050	$11,333

(1)	Fiscals 2007 and 2006 include the consolidated results of Toys - Japan. For fiscal 2005, net sales for Toys-Japan were $1,628 million.
(2)	Includes our wholly-owned operations in Australia and Canada.

(In millions)	February 2, 2008	February 3, 2007
Long-lived assets
United States	$3,135	$3,199
Japan	623	595
Europe	519	484
United Kingdom	398	429
Other	307	271

Total long-lived assets	$4,982	$4,978

NOTE 15 – DEFINED BENEFIT PENSION PLANS

We sponsor defined benefit pension plans covering certain international employees in the United Kingdom (“UK”), Austria, Japan, and Germany, with such benefits accounted for on an accrual basis using actuarial assumptions. Beginning with the first quarter of fiscal 2006, we consolidated Toys-Japan into our Consolidated Financial Statements; therefore, Toys-Japan pension plan results are reflected for fiscals 2007 and 2006. For our pension plans, we use a measurement date matching the end of our fiscal years.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension plans to recognize the funded status of their postretirement benefit plans on the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet and provide additional disclosures. On February 2, 2008, we adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 at February 2, 2008 has been included in the Consolidated Financial Statements as described below.

SFAS 158 requires us to recognize the funded status, which is the difference between the fair value of plan assets and the projected benefit obligations, of our pension plan in the Consolidated Balance Sheet at February 2, 2008, with a corresponding adjustment to Accumulated other comprehensive income (loss), net of tax. The adjustment to Accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial loss, which was previously netted against the plans’ funded status in our Consolidated Balance Sheet pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions’’.

This amount will be subsequently recognized as net periodic expense pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension expense in the same periods will be recognized as a component of Accumulated other comprehensive income (loss).

The following table summarizes the incremental effect of the adoption of SFAS 158.

Incremental Effect of SFAS 158 (in millions):

	Prior to SFAS 158 Adjustments	Adjustments	Post SFAS 158 Adjustments
Prepaid pension costs	$5	$(5)	$—
Accrued benefit liability	(36)	2	(34)
Accumulated other comprehensive loss:
Additional minimum pension liability (net of $4 million of tax)	10	(10)	—
Unrecognized net actuarial losses (net of $6 million of tax)	—	13	13

Total Accumulated other comprehensive loss	10	3	13

The following tables provide information regarding our pension plans (in millions):

Obligation and Funded Status at End of Fiscal Year:

	Fiscal 2007	Fiscal 2006
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$91	$63
Toys-Japan consolidation	—	18
Service cost	6	6
Interest cost	4	4
Employee contributions	1	1
Benefits, expenses paid	(3)	(2)
Actuarial gain	(1)	(7)
Foreign currency impact	3	8

Projected benefit obligation at end of year	$101	$91

	Fiscal 2007	Fiscal 2006
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$59	$31
Toys-Japan consolidation	—	16
Actual return on plan assets	(2)	3
Employer contributions	9	7
Employee contributions	1	1
Benefits, expenses paid	(3)	(2)
Foreign currency impact	3	3

Fair value of plan assets at end of year	$67	$59

	Fiscal 2007	Fiscal 2006
Reconciliation of funded status to total amount recognized:
Funded status	$(34)	$(32)
Unrecognized actuarial loss	—	17
Other	—	(4)

Net liability recognized at year-end	$(34)	$(19)

	Fiscal 2007	Fiscal 2006
Amounts recognized in Consolidated Balance Sheets:
Non-current liability	$(34)	$—
Accrued benefit liability	—	(33)
Prepaid pension cost	—	4
Accumulated other comprehensive income (loss) net of tax	—	10

Net liability recognized at year-end	$(34)	$(19)

Accumulated benefit obligation	$89	$82

	Fiscal 2007

Amounts recognized in Accumulated other comprehensive income:
Unrecognized net actuarial losses, net of tax	$13

Total unrecognized net actuarial losses, net of tax	$13

The impact to Accumulated other comprehensive income, net of tax, was a $13 million loss and $10 million of income as of February 2, 2008 and February 3, 2007, respectively.

The estimated net actuarial loss for defined benefit pension plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2008 are expected to be $1 million.

Information for Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets:

	Fiscal 2007	Fiscal 2006
Projected benefit obligation	$101	$91
Accumulated benefit obligation	89	82
Fair value of plan assets	67	59

Components of Net Periodic Benefit Cost During Each Fiscal Year:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Service cost	$6	$6	$3
Interest cost	4	4	2
Expected return on plan assets	(3)	(2)	(1)
Amortization of:
Recognized actuarial loss	1	1	1

Net periodic benefit cost	$8	$9	$5

Contributions

For fiscal 2008, we expect to contribute approximately $9 million to our pension plans.

Estimated Future Payments

Pension benefit payments, including amounts to be paid from our assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Pension Benefits
2008	$1
2009	1
2010	2
2011	2
2012	2
2013 and thereafter	11

Total	$19

Weighted-average Assumptions Used to Determine Benefit Obligations at Fiscal Year End:

	Fiscal 2007	Fiscal 2006
Discount rate	4.7%	4.3%
Rate of compensation increase	4.3%	4.0%

Weighted-average Assumptions Used to Determine Net Periodic Benefit Costs at Fiscal Year End:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Discount rate	4.4%	3.9%	5.2%
Long-term rate of return on plan assets	4.7%	4.7%	5.8%
Rate of compensation increase	4.0%	3.7%	3.1%

Determination of Discount Rate

The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality bonds as of the measurement date using yields for maturities that are in line with the duration of our pension liabilities. These consist of a mixture of both government and corporate bonds. The increase in the discount rate from fiscal 2006 to fiscal 2007 is primarily due to the change in the average yield on AA-rated bonds. The decrease in the discount rate from fiscal 2005 to fiscal 2006 is primarily related to the consolidation of Japan in the fiscal 2006 results.

Determination of Expected Return on Assets

The expected return on assets is the rate of return expected to be achieved on pension fund assets in the long term, net of investment expenses. Approximately 92% of the plan assets are part of the UK and Japan pension plans. The UK and Japan pension plans expected return on assets assumption for fiscal 2008 has been determined by considering the actual asset classes held as of the measurement date and our expectations of future rates of return on each asset class. For the UK and Japan Pension Plans, we determine the expected rate of return by utilizing the current return available on stocks and government and corporate bonds and applying suitable risk premiums that consider historical market returns and current market expectations.

Weighted-average Asset Allocation by Asset Category

The following represents our pension plan target asset allocations for fiscal 2008, as well as the actual asset allocations as of February 2, 2008 and February 3, 2007:

	2008 Target Allocation	February 2, 2008	February 3, 2007
Equity securities	62%	56%	62%
Debt securities	29%	29%	22%
Insurance contracts	8%	8%	6%
Cash	—	7%	4%
Other	1%	—	6%

Total	100%	100%	100%

Our overall investment policy and strategic management of the plan assets are the responsibility of the trustees (acting based on advice as they deem appropriate) and are driven by investment objectives as set out below. The remaining elements of our investment policy are part of the day-to-day management of the assets, which is delegated to a professional investment manager. The trustees of our defined benefit pension plans are guided by an overall objective of achieving, over the long-term, a return on the investments, which is consistent with the long-term assumptions made by the actuary in determining the funding of the plan.

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

NOTE 16 – OTHER EMPLOYEE RETIREMENT AND COMPENSATION BENEFITS

We offer a variety of other employee benefits including retirement, health and insurance benefits. Effective as of February 1, 2006, we adopted the Toys “R” Us, Inc. Supplemental Executive Retirement Plan (“SERP”). The SERP provides supplemental retirement benefits to certain executive officers in excess of the limitations that are imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended, on contributions to our TRU Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”). Participants are generally 100 percent vested in their SERP accounts after completing five years of employment with the Company. Prior to the Merger Transaction, we maintained a supplemental retirement plan for our executives, which was settled in July 2005. Refer to Note 13 entitled “MERGER TRANSACTION” for further details on the settlement of the former supplemental executive retirement plan. For fiscals 2007, 2006, and 2005 we recorded expenses for the new and former SERP plans of $1 million, $1 million, and $3 million, respectively. At February 2, 2008 and February 3, 2007, the SERP liability was $2 million and $1 million, respectively.

Included in our Savings Plan, we have a 401(k) salary deferral feature for eligible domestic employees. The terms of the plan calls for annual employer contributions as determined by the Board of Directors, subject to certain limitations. The Savings Plan may be terminated at our discretion. We also have various defined contribution and other foreign government sponsored retirement plans for foreign employees, which are managed by each respective foreign location. Expenses related to the Savings Plan and other foreign defined contribution plans were $20 million, $16 million and $30 million in fiscals 2007, 2006 and 2005, respectively. The Board of Directors did not elect to contribute to the profit sharing portion of the Savings Plan in fiscals 2007 and 2006. The profit sharing contribution for fiscal 2005 amounted to $26 million.

We also offer other supplemental compensation benefits to our executive officers. Prior to the Merger Transaction, we offered our executive officers an additional life insurance coverage benefit (“Split Dollar Plan”), which entitled their beneficiaries to receive a death benefit of five times the executive officer’s current compensation. As of March 2005, we discontinued this benefit to new employees. Pursuant to the Merger agreement, the endorsement split-dollar life insurance policies will remain in a trust for the then existing participants until July 2010. Unless otherwise provided for by the individual severance packages, if the existing participants leave the Company prior to July 2010, they forfeit this benefit. As of July 2005, the Split Dollar Plan was fully funded. As of February 2, 2008 and February 3, 2007, our Split Dollar Plan assets were $6 million. As of February 2, 2008, there were approximately 29 current and severed employees that were participating in the Split Dollar Plan.

NOTE 17 – LITIGATION AND LEGAL PROCEEDINGS

Toysrus.com previously operated three co-branded on-line stores under a strategic alliance agreement with Amazon.com. On May 21, 2004, we initiated litigation against Amazon.com and its affiliated companies in the Superior Court of New Jersey, Chancery Division, Passaic County (the “New Jersey Trial Court”) to terminate our strategic alliance agreement with Amazon.com, to which Amazon.com responded by filing a counterclaim against us and our affiliated companies. On March 31, 2006, the New Jersey Trial Court entered its order granting our request for termination of the agreement and denying Amazon.com’s request for relief on its counterclaim. The parties each filed timely Notices of Appeal with the Appellate Division. On June 2, 2006, Amazon.com filed a lawsuit against us in the Superior Court of Washington, County of King, (the “Washington Court”) for money damages allegedly arising from services it was required to provide to us during the wind-down period pursuant to the final order entered in the New Jersey Trial Court. The Washington Court stayed the matter before it in favor of the New Jersey proceedings. We believe that Amazon.com’s maintenance appeal of the New Jersey Court’s order and of the Washington Court lawsuit are without merit.

Toys - Japan had previously been a party to a service agreement with McDonald’s Company (Japan) Ltd. (“McDonald’s Japan”) which Toys - Japan terminated on November 30, 2006. On February 28, 2007, McDonald’s Japan filed a lawsuit in the Tokyo District Court challenging Toys-Japan’s ability to terminate the service agreement and seeking to enforce it. Toys - Japan has established a reserve for termination expenses and other fees and expects that it will prevail in the litigation.

In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our Consolidated Financial Statements taken as a whole.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For claims and contingencies related to income taxes, see Note 12 to our Consolidated Financial Statements entitled “INCOME TAXES.” Refer to Note 11 to our Consolidated Financial Statements entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of February 2, 2008.

We currently guarantee 80% of Toys-Japan’s three installment loans from a third party in Japan. See Note 3 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

NOTE 19 – RELATED PARTY TRANSACTIONS

Transactions with the Sponsors – The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the Merger Transaction and effective as of July 21, 2005. The fee paid to the Sponsors under the advisory agreement was $17 million, $19 million and $4 million for fiscals 2007, 2006 and 2005, respectively. The annual fee for fiscal 2008 is expected to be $17 million, increasing 5.0% per year during the ten-year term of the agreement.

Upon consummation of the Merger Transaction in fiscal 2005, we paid the Sponsors a fee in the aggregate amount of $81 million for services rendered and out-of-pocket expenses in connection with the debt financing transactions. Refer to Note 13 to our Consolidated Financial Statements entitled “MERGER TRANSACTION” for further discussion on the Merger. During each of fiscals 2007 and 2006, we paid the Sponsors a fee of $1 million for out-of-pocket expenses.

From time to time, the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. The syndicate includes affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co. L.P., all indirect equity owners of the Company. During fiscals 2007 and 2006, we paid interest to related parties of approximately $20 million and $9 million, respectively, related to the Unsecured Credit Agreement due December 9, 2008, Secured term loan facility due fiscal 2012, and Unsecured credit facility due fiscal 2012. For further details, see Note 3 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”

On August 29, 2005, an affiliate of Vornado Realty Trust acquired by assignment an aggregate of $150 million of the lenders’ rights and obligations under the unsecured bridge facility. On July 19, 2006, the outstanding balance of the unsecured bridge facility was paid with borrowings under the Secured Credit Facilities.

In fiscals 2007 and 2006, we sold properties to Vornado Surplus 2006 Realty LLC. For further details, see Note 5 to the Consolidated Financial Statements entitled “PROPERTY AND EQUIPMENT.”

NOTE 20 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our Consolidated Financial Statements disclosure.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for business combinations for which the acquisition date is on or after the start of the first annual period beginning on or after December 15, 2008. We do not expect its adoption to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As of February 2, 2008 and February 3 2007, noncontrolling interests of $153 million and $134 million, respectively, were recorded on our Consolidated Balance Sheets. Our Consolidated Statements of Operations reflect $2 million of earnings for fiscal 2007 and $1 million of loss for fiscal 2006 related to the portion of our net earnings (losses) attributable to noncontrolling interests in Toys-Japan. We are currently assessing the impact that SFAS 160 will have on our Consolidated Financial Statements and we do not expect its adoption to have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement requires reporting of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first 120 days of that fiscal year and also if the entity elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). The adoption of SFAS 159 will not have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, SFAS 157 was amended by FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions” and FSP 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements.” As such, SFAS 157 (as amended) is partially effective for measurements and disclosures of financial assets and liabilities for fiscal years beginning after November 15, 2007 and is fully effective for measurement and disclosure provisions on all applicable assets and liabilities for fiscal years beginning after November 15, 2008. We are currently evaluating the impact these statements will have on our Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth certain unaudited quarterly financial information:

	For the 13 Weeks Ended
(In millions)	May 5, 2007	August 4, 2007	November 3, 2007	February 2, 2008 (1)
2007
Net sales	$2,581	$2,605	$2,781	$5,827
Gross margin	910	936	977	1,984
Selling, general and administrative expenses	792	820	924	1,212
Depreciation and amortization	96	101	94	103
Net gains on sales of properties (3)	(3)	(12)	(18)	—
Restructuring (reversals) charges and other	2	(1)	3	(2)
Operating earnings (loss)	23	28	(26)	671
Net (loss) earnings (4) (5)	$(41)	$(42)	$(76)	$312

	For the 13 or 14 Weeks Ended
(In millions)	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007 (1) (2)
2006
Net sales	$2,405	$2,432	$2,534	$5,679
Gross margin	849	848	861	1,854
Selling, general and administrative expenses	740	738	802	1,170
Depreciation and amortization	114	99	92	104
Net gains on sales of properties (3)	—	—	(109)	(1)
Restructuring (reversals) charges and other	5	—	(1)	10
Operating (loss) earnings	(10)	11	77	571
Net (loss) earnings (4) (5)	$(45)	$(111)	$41	$224

(1)

Our Toys - U.S. and International businesses are highly seasonal with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 40% of the sales from our U.S. and International toy business were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter.

(2)	Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. As such, the fourth quarter of fiscal 2006 reflects 14 weeks of results.
(3)

During the second and third quarter of fiscal 2007, we recognized gains on the sale of an idle distribution center and consummated a lease termination agreement. During the third quarter of fiscal 2006, we recognized net gains on sales of properties related to the sale of 38 properties in the United States and one property in the United Kingdom. Refer to Note 5 to the Consolidated Financial Statements entitled “PROPERTY AND EQUIPMENT” for further details.

(4)

We released a $29 million and $80 million valuation allowance in the fourth quarter of fiscals 2007 and 2006, respectively, related to state and foreign tax loss carry-forwards where we believe that is more likely than not that such carry-forwards will be used.

(5)

We established a $28 million and $41 million valuation allowance in the fourth quarter of fiscals 2007 and 2006, respectively, related to U.S. Federal tax credit carry-forwards where we believe that it is more likely than not that such credits will not be used.

PARENT COMPANY INFORMATION

Toys “R” Us, Inc.

Schedule I – Condensed Statements of Operations

	Fiscal Years Ended
(In millions)	February 2, 2008	February 3, 2007	January 28, 2006
Revenues, net	$2	$5	$27

General and administrative expenses	15	13	333
Depreciation and amortization	2	3	59
Restructuring and other charges	1	3	7
Contract settlement fees and other	—	—	22
Transaction and related costs	—	—	410
Inter-company expense (income)	1	(78)	49

Total operating expenses (income)	19	(59)	880

Other (expense) income:
Interest expense, net	(96)	(103)	(106)
Inter-company interest income, net	21	55	64
Equity in pre-tax earnings of consolidated subsidiaries	310	128	390

Earnings (loss) before income taxes	218	144	(505)
Income tax expense (benefit)	65	35	(121)

Net earnings (loss)	$153	$109	$(384)

See accompanying notes.

Toys “R” Us, Inc.

Schedule I – Condensed Balance Sheets

(In millions)	February 2, 2008	February 3, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$97	$96
Short-term investments	67	—
Current deferred tax assets	10	6
Prepaid expenses and other current assets	8	9

Total current assets	182	111
Property and equipment, net	8	10
Investments in and advances to/from subsidiaries	1,002	752
Deferred tax assets	48	34
Other assets	12	15

	$1,252	$922

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses and other current liabilities	$48	$35
Income taxes payable	74	91

Total current liabilities	122	126
Long-term debt	1,338	1,343
Deferred tax liabilities	—	1
FIN 48 liabilities	60	—
Other non-current liabilities	121	127
Stockholders’ deficit	(389)	(675)

	$1,252	$922

See accompanying notes.

Toys “R” Us, Inc.

Schedule I – Condensed Statements of Cash Flows

	Fiscal Years Ended
(In millions)	February 2, 2008	February 3, 2007	January 28, 2006
Cash Flows from Operating Activities	$173	$39	$773

Cash Flows from Investing Activities:
Capital expenditures	—	—	(17)
Sale (purchase) of short-term investments	(67)	—	384
Investments from (in) subsidiaries	(105)	24	(656)
Inter-company loan repayment by subsidiaries	—	—	645
Loans to subsidiaries	—	(39)	(128)

Net cash provided by (used in) investing activities	(172)	(15)	228

Cash Flows from Financing Activities:
Long-term debt borrowings	—	—	3,407
Borrowings from subsidiaries	—	250	770
Repayment of borrowings from subsidiaries	—	(76)	—
Long-term debt repayment	—	(254)	(408)
Repurchase of common stock	—	—	(5,891)
Repurchase of stock options and restricted stock	—	—	(225)
Repurchase of equity security units and warrants	—	—	(130)
Proceeds received from exercise of stock options	—	—	87
Proceeds received from issuance of common stock	—	—	20
Capital contributed by affiliate	—	—	1,279
Capitalized debt issuance costs	—	—	(167)

Net cash used in financing activities	—	(80)	(1,258)

Cash and cash equivalents:
Net increase (decrease) during period	1	(56)	(257)
Cash and cash equivalents at beginning of period	96	152	409

Cash and cash equivalents at end of period	$97	$96	$152

Supplemental Disclosures of Cash Flow Information:
Income taxes paid, net of refunds	$1	$4	$17
Interest paid	99	135	104

See accompanying notes.

Toys “R” Us, Inc.

Schedule I – Notes to Condensed Financial Statements

NOTE A – BASIS OF PRESENTATION

Toys “R” Us, Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business operations through its subsidiaries. As specified in certain of its subsidiaries’ debt agreements, there are restrictions on the Parent Company’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances (refer to Note 3 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT”). Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Toys “R” Us, Inc.’s audited Consolidated Financial Statements included elsewhere herein.

On July 21, 2005, the Parent Company and its subsidiaries were reorganized, and the Parent Company became the direct wholly-owned subsidiary of Holdings. For a discussion of the Merger transaction, see Note 13 to the Consolidated Financial Statements entitled “MERGER TRANSACTION.” Due to the reorganization of the Company, the Condensed Financial Statements for fiscals 2007, 2006, and 2005 are not comparable, as further explained below.

In connection with the Merger and subsequent reorganization, the Parent Company borrowed $770 million and received a promissory note of $887 million (£509 million) as a dividend from its indirect wholly-owned subsidiary, Toys “R” Us (UK) Limited (“Toys Limited”). On February 1, 2006, the Parent Company repaid $79 million, which included $3 million of accrued interest on the $770 million to Toys Limited. In addition, the Parent Company loaned $39 million on February 1, 2006, to Toys Limited, which it used to repay a portion of the outstanding indebtedness under the $1.0 billion European bridge facility component of the credit facilities agreement it entered into on July 21, 2005. The outstanding net intercompany receivable balance was $404 million and $382 million as of February 2, 2008 and February 3, 2007, respectively. The Parent Company recorded a net loss of $1 million in fiscal 2007 and net gains of $78 million and $13 million in fiscals 2006 and 2005, respectively, as Intercompany (income) expense in its Condensed Statements of Operations related to unrealized foreign exchange on this inter-company receivable.

During fiscal 2005, the Parent Company made certain payments on behalf of its domestic subsidiaries in the normal course of operations, including operating expenses, payroll and other expenses payables, as well as purchases of property, equipment, and inventory. The Parent Company also provided certain centralized management functions to its subsidiaries including accounting, human resources, legal, tax, and treasury services. The costs related to these services were allocated to the domestic subsidiaries primarily based on revenues, which reduced Parent Company’s equity in pre-tax earnings of consolidated subsidiaries. In fiscal 2006, a majority of the centralized corporate functions were transferred to its subsidiary, Toys “R” Us—Delaware, Inc. (“Toys-Delaware”), which now provides these services to the Parent Company and its domestic subsidiaries. In connection with the transfer of these services, Toys-Delaware settled a majority of its outstanding intercompany liability with Parent Company by assuming $545 million of the Parent Company’s third-party net business liabilities. As of February 2, 2008 and February 3, 2007, Parent Company had a net intercompany payable of $38 million and a net intercompany receivable of $71 million from Toys-Delaware, respectively, for these services.

During fiscal 2005, the Parent Company had arrangements with its foreign subsidiaries for similar management functions and other services whereby it charged a management fee. For fiscals 2007 and 2006, Parent Company transferred these functions to Toys “R” Us International LLC, which now provides these services to foreign subsidiaries. The management fees from the foreign subsidiaries are based on costs plus a premium and have been recorded as net revenue on an accrual basis.

For fiscals 2007, 2006 and 2005, the income tax expense (benefit) of $65 million, $35 million and $(121) million, respectively, in the attached Schedule I—condensed statements of operations represents the Parent Company’s consolidated income tax expense (benefit). Such amounts include income tax expense of $133 million, $10 million and $216 million, respectively, related to our subsidiaries, which have not been consolidated for this presentation. The Parent Company is not responsible for cash tax payments on the separate company income of such subsidiaries.

NOTE B – DEBT

A summary of the Parent Company’s Long-term debt as of February 2, 2008 and February 3, 2007 is outlined in the table below:

(In millions)	February 2, 2008	February 3, 2007
7.625% notes, due fiscal 2011	$517	$522
7.875% senior notes, due fiscal 2013	392	391
7.375% senior notes, due fiscal 2018	407	408
8.750% notes, due fiscal 2021 (1)	22	22

Total	$1,338	$1,343

(1)	Represents obligations of Toys “R” Us, Inc. and Toys-Delaware

The total fair market values of the Parent Company long-term debt, with carrying values of $1.3 billion at February 2, 2008 and February 3, 2007, were $1.0 billion and $1.2 billion, respectively. The fair market values of our long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.

The annual maturities of Long-term debt at February 2, 2008 are as follows:

(In millions)	Annual maturities
2008	$—
2009	—
2010	—
2011	517
2012	—
2013 and subsequent	821

Total	$1,338

The Parent Company is a co-obligor of the outstanding debentures due fiscal 2021, as are shown in the Parent Company Condensed Balance Sheets for stand-alone reporting purposes. However, all future principal and interest payments will be funded through the operating cash flows of Toys - Delaware. For fiscals 2007, 2006, and 2005, Toys - Delaware recorded interest expense related to the outstanding Debentures due fiscal 2021 of $2 million, $15 million, and $18 million, respectively, which is reflected as part of equity in pre-tax earnings of consolidated subsidiaries in the Parent Company condensed statements of operations.

The Parent Company currently guarantees 80% of Toys-Japan’s three installment loans from a third party in Japan, totaling $45 million. These loans have annual interest rates of 2.60% – 2.80%, are due from 2012 to 2014, and are reported as part of the Toys-Japan loans of $153 million at February 2, 2008.

As of February 2, 2008, Parent Company also guarantees to the creditors and certain other parties the payment of all obligations and liabilities of its subsidiaries under the $800 million secured real estate loan due August 9, 2008 and the $1.3 billion unsecured credit agreement due December 9, 2008 and has issued a guarantee of up to A$35 million ($31 million at February 2, 2008) to guarantee certain liabilities of its Australian subsidiary.

For a discussion of the Parent Company’s guarantees and the debt obligations of the Parent Company and its subsidiaries, see Note 3 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”

NOTE C – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table presents the Parent Company’s outstanding derivative assets, which are interest rate corridors, as of February 2, 2008 and February 3, 2007:

			As of February 2, 2008		As of February 3, 2007
(In millions) Related Items (1)	Effective Date	Maturity Date	Notional Amount (In USD)	Ending Balance at Fair Value	Notional Amount (In USD)	Ending Balance at Fair Value
Secured real estate loan due August 9, 2008 (2)	July 2006	August 2008	$200	$—	$200	$—
Unsecured credit agreement due December 9, 2008 (3)	July 2006	December 2008	1,300	—	1,300	2

Total			$1,500	$—	$1,500	$2

(1)

The related debt is denominated in U.S. dollars. Refer to Note 3 to our Consolidated Financial Statements, entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for detail on our subsidiaries’ related debt.

(2)

$200 million of the total $800 million notional amount of this derivative relate to the Parent Company. Refer to Note 4 to our Consolidated Financial Statements entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

(3)

As of February 2, 2008, this derivative qualified for hedge accounting as a cash flow hedge and no material ineffectiveness existed. We evaluate the effectiveness of the hedging relationships on an ongoing basis and recalculate changes in fair values of the derivatives and the underlying hedged items separately.

During fiscal 2007, the Parent Company recorded a loss of $1 million to Accumulated other comprehensive income (loss) related to the change in the fair value of our variable cash flow hedge. The Parent Company reclassified a loss of $3 million and $1 million from Accumulated other comprehensive income (loss) to Interest expense for fiscals 2007 and 2006, respectively, which relate to the allocated time value of the premiums on the options of its interest rate corridor. In fiscal 2005, the Parent Company did not reclassify any amounts. The Parent Company expects to reclassify a loss of approximately $3 million in fiscal 2008 from Accumulated other comprehensive income (loss) to Interest expense. In addition, the Parent Company recorded losses of less than $1 million in fiscal 2007, $1 million in fiscal 2006, and $2 million in fiscal 2005 to Interest expense, which relates to the change in its derivative that did not qualify for hedge accounting under SFAS 133.

Refer to Note 4 to our Consolidated Financial Statements entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details on derivative instruments.

NOTE D – COMMITMENTS AND CONTINGENCIES

The Parent Company is a party to several lawsuits, as discussed in Note 17 to our Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS.”

The Parent Company is a guarantor on certain leases entered into by its subsidiaries. For a discussion of the lease obligations of the Parent Company and its subsidiaries, see Note 11 to our Consolidated Financial Statements entitled “LEASES.”

NOTE E – DIVIDENDS AND CAPITAL CONTRIBUTIONS

The Parent Company received cash dividends from its subsidiaries of $236 million, $163 million and $57 million during the fiscals 2007, 2006 and 2005, respectively.

In fiscal 2007, the Parent Company made a capital contribution of $151 million to its Australian subsidiary, which it used to settle an inter-company loan with Toys “R” Us Europe, LLC (“Toys-Europe”). In turn, Toys-Europe paid a cash dividend to the Parent Company in the same amount.

In fiscal 2006, the Parent Company was party to a commutation agreement with its captive insurance subsidiary, whereby the captive self-insurance reserves were transferred back to the Parent Company. In connection with the transaction, the advance from its subsidiary for insurance was cancelled and the Parent Company received an $80 million cash dividend of which $24 million was a return of investment in subsidiary.

In fiscal 2006, the Parent Company transferred property, equipment and related liabilities as net non-cash contributions of $155 million to Toys-Delaware and $69 million to Toys “R” Us International, LLC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this annual report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

Based on this assessment, management concluded that, as of February 2, 2008, the Company’s internal control over financial reporting was effective.

Deloitte & Touche LLP, an independent registered public accounting firm which has audited and reported on the financial statements contained in this Annual Report on Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting which is included in the Annual Report on Form 10-K.

(c) Change in Internal Control over Financial Reporting

Remediation of the February 3, 2007 Material Weakness

In its assessment of internal control over financial reporting included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007, management reported that it had identified a material weakness in our accounting for income tax process. This material weakness was attributable to an inadequate number of internal staff members devoted to accounting for income taxes, insufficient training of internal staff members in accounting for income taxes, and inadequate standardized supporting technology to efficiently perform the accounting routines associated with calculating the Company’s income tax provision and related balance sheet accounts. Management’s remediation plan, which was initiated in fiscal 2006 and completed in fiscal 2007, included: (i) hiring additional internal tax staff members with appropriate qualifications and training in accounting for income taxes resulting in the attainment of a self sufficient tax department which coordinates all tax financial reporting matters and tax compliance processes, (ii) instituting and maintaining a formal program for training of internal staff members in accounting for income taxes, and (iii) implementing supporting technology including the implementation of the domestic and foreign components of our automated tax software package to help calculate the income tax provision and related balance sheet accounts.

Management believes that all changes necessary to fully remediate this material weakness were successfully completed and in place at February 2, 2008.

No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended February 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Toys “R” Us, Inc.:

We have audited the internal control over financial reporting of Toys “R” Us, Inc. and subsidiaries (the “Company”) as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 2, 2008 of the Company and our report dated May 2, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change in its accounting method for valuing the merchandise inventories of its international wholly-owned subsidiaries and the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” and the adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

New York, New York

May 2, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following persons are members of our Board of Directors. Each elected director shall hold office until a successor is duly elected and qualified or until his or her earlier death, resignation or removal from office by our sole stockholder.

Name	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships
Joshua Bekenstein	49	Mr. Bekenstein has been our director since September 2005. Mr. Bekenstein is a Managing Director of Bain Capital LLC. He has been with Bain Capital LLC since its founding in 1984. Mr. Bekenstein currently serves as a member of the boards of directors of Bombardier Recreational Products Inc., Waters Corporation, Dollarama Capital Corporation, Burlington Coat Factory, Michaels Stores, Inc. and Bright Horizons Family Solutions.

Michael M. Calbert	45	Mr. Calbert has been our director since July 2005. Mr. Calbert has been an executive of Kohlberg Kravis Roberts & Co. Ltd. since 2000.

Michael D. Fascitelli	51	Mr. Fascitelli has been our director since July 2005. Mr. Fascitelli has been President and a Trustee of Vornado Realty Trust since December 1996. Mr. Fascitelli has also been President and a director of Alexanders, Inc. since August 1996. Mr. Fascitelli serves as a director and a Trustee of GMH Communities Trust.

Matthew S. Levin	42	Mr. Levin has been our director since July 2005. Mr. Levin has been a Managing Director at Bain Capital LLC since 2000. Mr. Levin also currently serves as a director of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Michaels Stores, Inc., Unisource Worldwide, Inc. and Guitar Centers, Inc.

Dean Nelson	49	Mr. Nelson has been our director since February 2007. Mr. Nelson has been the Chairman of the Board of PRIMEDIA Inc. since April, 2003 and also served as its President and Chief Executive Officer from October 2005 to August 2007. He has been the Chief Executive Officer of Capstone Consulting LLC since 2000. Mr. Nelson is a member of the Board of Directors of Sealy Corporation and Dollar General Corporation.

John Pfeffer	39	Mr. Pfeffer has been our director since September 2005. Mr. Pfeffer has been an executive of Kohlberg Kravis Roberts & Co. Ltd. since 2000, heading the European Retail Sector Team.

Steven Roth	66	Mr. Roth has been our director since September 2005. Mr. Roth has been Chairman of the Board and Chief Executive Officer of Vornado Realty Trust since May 1989 and Chairman of the Executive Committee of the Board of Vornado Realty Trust since April 1980. Mr. Roth is currently the Managing General Partner of Interstate Properties, an owner of shopping centers and investor in securities and partnerships. Mr. Roth has been a general partner of Interstate Properties since 1968. He has also been the Chief Executive Officer of Alexander’s, Inc. since March 1995 and Chairman of the Board of Alexander’s, Inc. since 2005 and a director since 1989.

Wendy Silverstein	47	Ms. Silverstein has been our director since September 2005. Ms. Silverstein has been Executive Vice President – Capital Markets of Vornado Realty Trust since 1998.

Michael Ward	44	Mr. Ward has been our director since September 2007. Mr. Ward is a Managing Director of Bain Capital Partners, LLC. He has been with Bain Capital Partners, LLC since 2002. Mr. Ward is a member of the Board of Directors of Sensata Technologies, Inc.

Gerald L. Storch	51	Mr. Storch has been our Chairman of the Board and Chief Executive Officer since February 2006. Mr. Storch was Vice Chairman of Target Corporation (“Target”) from 2001 to 2005 and held various other positions at Target Corporation from 1993 (then Dayton-Hudson) to 2001. Prior to joining Target, Mr. Storch was a Principal of McKinsey & Company where he served from 1982 to 1993.

The Sponsors have agreed among themselves that they will have proportional representation on our board of directors.

The directors named above also currently serve as directors of Holdings. Further, Messrs. Levin, Calbert, Fascitelli and Storch serve as directors of Toys “R” Us-Delaware, Inc.

The following persons are our Executive Officers, having been elected to their respective offices by our Board of Directors:

Name	Age	Position with the Registrant
Gerald L. Storch(1)	51	Chairman of the Board; Chief Executive Officer

F. Clay Creasey, Jr.	59	Executive Vice President – Chief Financial Officer

Claire Babrowski	50	Executive Vice President – Chief Operating Officer

Ronald D. Boire	47	Executive Vice President – President – Toys “R” Us – North America

Deborah M. Derby	44	Executive Vice President – President – Babies “R” Us

Antonio Urcelay	56	President – Continental Europe; Managing Director, Toys “R” Us Iberia, S.A.

David Rurka	61	Managing Director of Toys “R” Us Holdings Limited

Daniel Caspersen	55	Executive Vice President – Human Resources

Richard Ruppert	53	Executive Vice President – Product Development, Safety & Sourcing

(1)	See “Directors” above for Mr. Storch’s biography.

The following is a brief description of the business experience of each of our Executive Officers during the past five years:

Mr. Creasey has served as our Executive Vice President – Chief Financial Officer since May 2006. From July 2005 to April 2006, Mr. Creasey served as Chief Financial Officer of Zoom Systems, an automated retailer. Prior to that, Mr. Creasey served in various roles at Mervyn’s, a subsidiary of Target, from 1992 to 2005, most recently as Senior Vice President, Finance and Chief Financial Officer from 2000 to 2005.

Ms. Babrowski has served as our Executive Vice President – Chief Operating Officer since June 2007. From February 2006 to September 2006, Ms. Babrowski served as Interim Chief Executive Officer, President and Chief Operating Officer of Radio Shack Corporation. From July 2005 to February 2006, she served as Radio Shack’s Executive Vice President and Chief Operating Officer. Prior to that, from 1974 to 2005, Ms. Babrowski served in various executive roles at McDonald’s Corporation, most recently as Executive Vice President and Chief Restaurant Operations Officer (2003-2005) and as President, McDonald’s Asia/Pacific, Middle East and Africa (2001-2003).

Mr. Boire has served as our Executive Vice President – President – Toys “R” Us –North America since September 2007. From July 2006 until September 2007, Mr. Boire served as our Executive Vice President – President – Toys “R” Us – US. From June 2003 until June 2006, Mr. Boire served as Executive Vice President – General Merchandise Manager for Best Buy. Prior to that, Mr. Boire spent 17 years at Sony Corporation where he held various executive, sales and marketing positions, including President of Sony Electronics Consumer Sales Co. and President – Sony Personal Mobile Products Co.

Ms. Derby has served as our Executive Vice President – President – Babies “R” Us since May 2006. From September 2005 until May 2006, Ms. Derby served as our Executive Vice President – Human Resources, Legal and Corporate Communications and Secretary. From May 2003 until September 2005, Ms. Derby served as our Executive Vice President – Human Resources. From November 2002 to May 2003, she served as our Senior Vice President, Associate Relations and Organizational Effectiveness. From January 2002 to November 2002, she was our Vice President, Associate Relations. From June 2000 (when she first joined the Company) to January 2002, she was our Vice President – Human Resources, Babies “R” Us segment.

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

Mr. Rurka has served as the Managing Director of Toys “R” Us Holdings Limited, a United Kingdom subsidiary of the Company, since 1984.

Mr. Caspersen has served as our Executive Vice President – Human Resources since May 2006. From September 2004 until April 2006, Mr. Caspersen served as Vice President – Stores – Human Resources of Target. Prior to that, from September 2001 to September 2004, Mr. Caspersen was Vice President – Headquarters – Human Resources at Target.

Mr. Ruppert has served as our Executive Vice President – Product Development, Safety & Sourcing since December 2006. From January 2000 until November 2006, Mr. Ruppert served as Senior Vice President, Production and Operations for Limited Brands Inc. personal care divisions (Bath & Body Works and Victoria’s Secret Beauty).

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

Audit Committee

Our Board of Directors has a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Michael M. Calbert, Michael Ward and Wendy Silverstein. Our Board of Directors has determined that each member of the Audit Committee is financially literate and that Mr. Ward is an “audit committee financial expert” within the meaning of the regulations adopted by the Securities and Exchange Commission. None of our Audit Committee members is an independent director because of their affiliations with the Sponsors.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following Executive Compensation discussion and analysis describes the material elements of compensation for our named executive officers. Our named executive officers are:

•	our Chairman of the Board and CEO, Gerald L. Storch;

•	our Executive Vice President – Chief Financial Officer, F. Clay Creasey, Jr.;

•	our Executive Vice President – Chief Operating Officer, Claire Babrowski;

•	our Executive Vice President – President of Toys “R” Us – North America, Ronald D. Boire; and

•	our Executive Vice President – Product Development, Safety & Sourcing, Richard Ruppert.

Role of Our Board of Directors in Compensation Decisions

Our Board of Directors bears the ultimate responsibility for approving both our compensation program and the specific compensation paid to each of our named executive officers. The Executive Committee of the Board of Directors (the “Executive Committee”) assists the Board in discharging this responsibility as further described below. The Executive Committee takes action pursuant to a charter approved by the Board. The Executive Committee is comprised of three members, one designee from each of our Sponsors.

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

Mix of Total Compensation

No formula or specific weightings or relationships are used with regard to the allocation of the various pay elements within the total compensation program. Cash compensation includes base salary and annual incentive awards which, for top executive officers, are targeted to approach or exceed base salaries to emphasize performance-based compensation. Perquisites and other types of non-cash benefits are used on a limited basis and represent only a small portion of total compensation for our executive officers. Stock compensation includes long-term incentives, which provide a long-term capital appreciation element to our executive compensation program and are partially service-based and partially performance-based. The bulk of deferred compensation is provided through our “TRU” Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”) and Supplemental Executive Retirement Plan (the “SERP”).

Initial Determination of Compensation

Prior to hiring a new executive officer to fill a vacant position, we typically describe the responsibilities of the position and the skills and level of experience required for the position to one or more national executive search firms. The search firms inform us about the compensation ranges of executives in positions with similar responsibilities at comparable companies, and provide us with guidance as to how different skills and levels of experience impact those compensation ranges. In addition, the Sponsors inform us about the compensation ranges paid by their portfolio companies for executive officers with similar skills and experiences. By using the information obtained from the search firms and our Sponsors, we determine target compensation ranges for the positions we are seeking to fill, taking into account the individual candidate’s particular skills and levels of experience. In specific circumstances, when making an offer to a potential new executive officer, we also consider other factors such as the amount of unvested compensation that the executive officer has with his or her former employer. By using information provided by one or more search firms, we seek to ensure that the compensation information we consider is both comprehensive and reliable. We believe the benchmarking process we use has enabled us to attract superior individuals for key positions by providing for reasonable and competitive compensation. Each of our named executive officer’s base salary, annual incentive award target and, in some instances, long-term incentives was determined through this process.

Base Salary

Base salary provides fixed compensation and is designed to reward core competence in the executive officer’s role relative to his or her skills, experience and contribution to the Company.

The Executive Committee reviews the base salary of each of our executive officers annually as part of the Company’s performance review process described below, as well as upon a promotion or other change in job responsibility. Merit-based increases to the base salary of an executive officer are based on the Executive Committee’s assessment that the executive officer performed at or above his or her established goals. Increases in base salary due to a promotion or change in job responsibilities are based on the Executive Committee’s assessment of the responsibilities and importance of the executive officer’s new position compared to the executive officer’s prior position.

At the beginning of each fiscal year, each of our executive officers is required to establish his or her personal business goals for the year, using the following five criteria:

•	Financial—focuses on financial metrics that we believe are good indicators of whether the Company and our business segments are achieving their annual and long-term business objectives;

•	Operational Efficiency—focuses on operational efficiencies and cost reduction, such as supply chain optimization and reducing Selling, general and administrative expenses;

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

In 2007, Mr. Creasey received an increase in salary of $50,000 from $450,000 to $500,000, Mr. Boire received an increase in salary of $50,000 from $750,000 to $800,000, and Mr. Ruppert received an increase in salary of $10,000 from $550,000 to $560,000. Ms. Babrowski was newly hired in 2007 and, therefore, was not eligible for a salary increase in 2007.

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

Under the Management Incentive Plan, each executive officer has an annual incentive target expressed as a percentage of his or her salary. The target bonus percentages for our named executive officers were established in their employment agreements. Our named executive officers, annual incentive award targets, expressed as a percentage of base salary, are as follows: 200% for Mr. Storch, 130% for Mr. Boire, 110% for Ms. Babrowski and 90% for Messrs. Creasey and Ruppert. Each executive officer’s annual incentive target is weighted 70% on the Company’s financial performance (“Financial Component”) and 30% on the executive officer’s personal performance (“Personal Component”). We believe that weighting the executive officers’ annual incentive targets in this way aligns the interests of our executive officers with the interests of the Sponsors by motivating the executive officers to increase the shareholder value of the Company as a whole, while also rewarding each of the executive officers for his or her personal performance.

The Financial Component is based on a combination of the EBITDA results for the total Company and for one or more segment(s) of the Company (i.e., Toys “R” Us–U.S., Babies “R” Us and International). We calculate EBITDA, for this purpose, as earnings before interest, tax, depreciation and amortization. We believe that focusing solely on EBITDA closely aligns the executives officers’ interests with the Sponsors’ interests, as we believe that EBITDA is an accurate indicator of the Company’s and its segments’ financial performance. The EBITDA goals for the Company and each segment are established at the beginning of each year by the Executive Committee. The EBITDA goals for fiscal 2007 were $1,020,200,000 for the total Company, $452,700,000 for Toys “R” Us–U.S., $426,000,000 for Babies “R” Us, $367,700,000 for International and $73,518,240 for Canada (using a conversion rate of 1 CAD = $0.9474 USD).

The specific combination of EBITDA measures that make up the Financial Component for a particular named executive officer relates to his or her primary job responsibilities. For example, corporate officers generally have a financial target based 50% on consolidated EBITDA and 50% on EBITDA of the Toys “R” Us, U.S., Babies “R” Us and International segments, weighted one-third for each segment. However, if the named executive officer has primary responsibility in one segment, the Financial Component of his or her annual bonus is based 50% on consolidated EBITDA and 50% on EBITDA for that particular segment. We believe that these Financial Component weightings motivate our executive officers to work to improve the Company as a whole, with appropriate emphasis on segment results as the executive’s job responsibilities merit.

At the beginning of each year, the Executive Committee sets the threshold, target and maximum payout levels for the Financial Component of the Management Incentive Plan. The Executive Committee generally sets the target levels of achievement under the Management Incentive Plan at the EBITDA targets for the Company and its segments, as applicable, which the Executive Committee determines when it establishes our business plan as part of our annual financial planning process whereby we assess the future operating environment and build projections of anticipated results. Achievement at the respective levels would result in a payout at the target level (i.e., 70% times the executive officer’s annual incentive target). If the applicable EBITDA performance is less than the minimum threshold of the particular EBITDA target, no bonus will be earned with respect to that portion the Financial Component of the Management Incentive Plan. If EBITDA performance is greater than 100% of any particular EBITDA target, the executive officer’s total payout with respect to the Financial Component of the Management Incentive Plan (i.e., 70% of his or her annual incentive target) is capped at 300% (which means 210% of annual incentive target).

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

Notwithstanding the formulas described above for the Management Incentive Plan, the Executive Committee has the discretion to adjust the personal component and/or financial component for all participants (which includes our executive officers) of the Management Incentive Plan.

The Grants of Plan-Based Awards in Fiscal 2007 table on page 110 of this Annual Report on Form 10-K shows the threshold, target and maximum Management Incentive Plan awards that each of our named executive officers was eligible to receive in 2007. The Management Incentive Plan awards actually earned by our named executive officers in fiscal 2007 are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table on page 109.

Long-Term Incentives

We believe that long-term incentives are a component of compensation that helps us to attract and retain our executive officers. These incentives also align the financial rewards paid to our executive officers with the Company’s long-term performance, thereby encouraging our executive officers to focus on long-term goals. We offer long-term incentives under our Management Equity Plan that Holdings adopted concurrently with the Merger.

Under the Management Equity Plan, executive officers are eligible to purchase (or in some instances to receive without payment) restricted shares of Common Stock in Holdings and to receive stock options to purchase such Common Stock. Restricted shares of Common Stock may be purchased at a price equal to the fair market value of the Common Stock. When the shares of Common Stock are purchased for fair market value, they are fully vested upon purchase and are “restricted” in that the Company has a right to repurchase the shares under certain conditions. When the shares of Common Stock are granted without consideration, they generally have a vesting period designed to encourage retention of the executive officer. Stock options granted under the Management Equity Plan have an exercise price equal to the fair market value of the underlying Common Stock on the grant date. Unless special vesting conditions are approved in an individual case, stock options granted under the Management Equity Plan are divided into three equal tranches, one of which vests over five years based on continued service, and two of which vest (i) over five years based on both continued service and performance requirements (which requirements differ with respect to the two tranches) or (ii) after eight years. The service-based stock options are designed to encourage retention, while the performance-based stock options combine retention with reward for achieving designated levels of return on investment for the Sponsors. More detail about the restricted stock and stock options held by our named executive officers (including the vesting provisions related to these grants) are shown in the tables that follow this discussion, including the Grants of Plan-Based Awards table on page 110 and the Outstanding Equity Awards at Fiscal Year End table on page 111.

Our officers who were employed at the time of the Merger were offered the opportunity at that time to invest in the Company along with the Sponsors, by either making a cash investment to purchase restricted shares of Common Stock under the Management Equity Plan or rolling over previously existing options into the Management Equity Plan. Our named executive officers, who were hired after the Merger are provided the option of making a cash investment to purchase restricted shares of Common Stock. The equity ownership of our named executive officers is set forth in the Beneficial Ownership of Holdings table in Item 12 entitled SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS of this Annual Report on Form 10-K.

Perquisites

We provide our executive officers with perquisites that we believe are reasonable and consistent with the perquisites that would be available to them at other potential employers. We provide each of our executive officers with a car allowance or company-leased car; financial planning, accounting and tax preparation services; legal services and reimbursement of relocation expenses. Perquisites are valued at incremental cost to the Company.

For more information regarding perquisites for our executive officers, see the Summary Compensation Table on page 109 of this Annual Report on Form 10-K. For information on the incremental costs of these perquisites, see the footnotes to the Summary Compensation Table on pages 109 and 110.

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

We maintain the Savings Plan in which our named executive officers who have at least six months of employment with the Company are eligible to participate, along with a substantial majority of our employees. The Savings Plan is a traditional 401(k) plan, under which the Company matches 100% up to the first 5% of each plan participant’s (including our executive officers) earnings up to the Internal Revenue Code limit for each respective year in which the executive officer participates in the plan.

We also maintain the SERP for officers of the Company, including executive officers, who have at least six months of employment with the Company. Participants are generally 100% vested in their SERP accounts after completing five years of employment with the Company. The SERP provides supplemental retirement benefits that restore benefits to individuals whose retirement benefits are affected by the Internal Revenue Code limit on the maximum amount of compensation that may be taken into account under the Savings Plan. We intend the SERP to constitute an unfunded deferred compensation plan that is a “top-hat” plan under the Employee Retirement Income Security Act of 1974. We believe the SERP gives our executive officers parity in terms of retirement benefits with our other employees whose benefits are not subject to these limitations. In addition, the SERP supports the financial security component of compensation by providing a level of retirement benefits that is based on the actual level of compensation earned by our named executive officers during their employment rather than only a portion of such compensation.

Benefits Upon Termination or Change of Control

Pursuant to their employment agreements, our executive officers are entitled to benefits upon termination or change of control. We believe these benefits play an important role in attracting and retaining high caliber executive officers and permit our executive officers to focus on their responsibilities for the Company without distractions caused by uncertainties in the context of an actual or threatened change of control. We also believe these benefits play an important role in protecting our Company’s highly competitive business by restricting our executive officers from working for a competitor during the severance period. These benefits and restrictions are described in more detail beginning on page 113.

Tax and Accounting Considerations

In making decisions about executive compensation, we take into account certain tax and accounting considerations. For example, we consider Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation and Section 280G of the Internal Revenue Code with regard to change-in-control provisions. In making decisions about executive compensation, we also consider how various elements of compensation will affect our financial reporting. For example, we consider the impact of Statement of Financial Accounting Standards No. 123(R)(revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Equity Ownership Guidelines

Although as a privately held company we do not have formal equity ownership guidelines, we strongly encourage our executive officers to invest in the Company through the Management Equity Plan. We believe equity ownership aligns our executive officers’ interests with the Sponsors’ interests.

Equity Grant Practices

We intend to only issue equity under the Management Equity Plan twice a year to eligible new hires and eligible promoted individuals, although we may decide to issue equity at other times. Each grant date will coincide with a re-valuation of the stock price. After the stock price has been determined and our Executive Committee of the Board has approved the grant, there will be a limited investment window, during which eligible individuals will be able to purchase Common Stock and/or be granted stock options. These stock valuations will not be performed without considering all relevant public and non-public information. The number of options granted to these individuals will generally be determined by a multiple of the amount of their investment in restricted stock divided by the stock price, although the Board may grant options to persons who do not invest in the Common Stock at that time. The multiple is fixed and is based on the experience of the Sponsors in similar transactions.

COMPENSATION COMMITTEE REPORT

The Executive Committee of the Company, which serves as the Company’s Compensation Committee, has reviewed and discussed the Compensation Discussion and Analysis section required by Item 402(b) of Regulation S-K with management. Based on such review and discussion, the Executive Committee recommended to the Board that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

THE EXECUTIVE COMMITTEE

Michael M. Calbert

Michael D. Fascitelli

Matthew S. Levin

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation awarded to, earned by or paid to the named executive officers for fiscals 2007 and 2006.

Name and Principal Position	Fiscal Year	Salary	Bonus		Stock Awards		Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Gerald L. Storch, Chairman of the Board and Chief Executive Officer	2007	$1,000,000	$—		$—		$2,379,215	$2,423,490	$—	$253,009	(2)	$6,055,714
	2006	1,000,000	—		—		2,379,215	3,533,828	—	275,610	(3)	7,188,653

F. Clay Creasey, Jr., EVP - Chief Financial Officer	2007	492,307	—		—		271,429	545,285	—	170,586	(4)	1,479,607
	2006	346,154	—		—		—	685,225		194,836	(5)	1,226,215

Ronald D. Boire, EVP - President, Toys “R” Us - North America	2007	792,308	—		412,495	(8)	1,099,671	628,976	—	222,958	(6)	3,156,408
	2006	418,269	750,000	(7)	618,743	(8)	824,754	1,987,553	—	196,403	(9)	4,795,722

Claire Babrowski, EVP - Chief Operating Officer	2007	473,846	—		—		226,897	817,544	—	363,301	(10)	1,881,588

Richard Ruppert, EVP - Product Development, Safety & Sourcing	2007	558,461	—		150,000	(11)	294,630	535,119	—	194,854	(12)	1,733,064

(1)

Represents the compensation costs of options to purchase shares of Common Stock recognized for financial reporting purposes for the year under SFAS 123(R). See Note 9 entitled “STOCK-BASED COMPENSATION” for the assumptions made in determining SFAS 123(R) values. In connection with each executive officer’s purchase or grant of shares of Common Stock either at the time of the Merger or at the time of his or her hire, each named executive officer received, at no further cost, option awards to purchase shares of Common Stock. See the “Grants of Plan-Based Awards” table below for the vesting terms and conditions of these awards.

(2)	Includes $18,660 for a leased car, $16,968 for financial planning services, $215,441 Company contribution to the SERP, $900 for life insurance premiums, and $1,040 for long-term disability premiums.
(3)

Includes $17,554 for a leased car, $8,981 for financial planning services, $33,231 Company contributions to the SERP, $198,904 for reimbursement of relocation expenses (including gross-ups), $15,000 for legal fees related to the negotiation of his employment agreement, and $900 for life insurance premiums, $1,040 for long-term disability premiums (which were not previously included in last year’s filing),

(4)

Includes $23,153 for a leased car, $13,702 for financial planning services, $11,250 Company match in the Savings Plan, $47,338 Company contribution to the SERP, $73,248 for reimbursement of relocation expenses (including gross-ups of $0), $855 for life insurance premiums, and $1,040 for long-term disability premiums.

(5)

Includes $14,540 for a leased car, $10,131 for financial planning services, $6,923 Company match in the Savings Plan, $3,712 Company contribution to the SERP, $158,138 for reimbursement of relocation expenses (including gross-ups), and $592 for life insurance premiums, $800 for long-term disability premiums (which were not previously included in last year’s filing),

(6)

Includes $22,031 for a leased car, $17,383 for financial planning services, $11,250 Company match in the Savings Plan, $127,455 Company contribution to the SERP, $39,697 for reimbursement of relocation expenses (including gross-ups of $18,264), 3,202 for legal fees related to the negotiation of his employment agreement, $900 for life insurance premiums, and $1,040 for long-term disability premiums,

(7)	Represents his sign-on bonus.
(8)

Represents the compensation costs of shares of Common Stock recognized for financial reporting purposes for the year under SFAS 123(R). See Note 9 to the Consolidated Financial Statements entitled “STOCK-BASED COMPENSATION” for the assumptions made in determining SFAS 123(R) values. Mr. Boire was granted 41,121 shares of Common Stock on July 17, 2006 (the “Grant Date”) in connection with his employment with the Company. These shares of Common Stock time vest in two equal annual installments commencing on the first anniversary of the Grant Date.

(9)

Includes $5,562 for a leased car, $1,442 Company match in the Savings Plan, $5,587 Company contribution to the SERP, $182,730 for reimbursement of relocation expenses (including gross-ups), and $502 for life insurance premiums, $580 for long-term disability premiums (which were not previously included in the fiscal 2006 filing).

(10)

Includes $14,622 for car allowance, $8,691 for financial planning services, $8,404 Company contribution to the SERP, $330,271 for reimbursement of relocation expenses (including gross-ups of $102,553), $609 for life insurance premiums, and $704 for long-term disability premiums.

(11)

Represents the compensation costs of shares of Common Stock recognized for financial reporting purposes for the year under SFAS 123(R). See Note 9 to the Consolidated Financial Statements entitled “STOCK-BASED COMPENSATION” for the assumptions made in determining SFAS 123(R) values. Mr. Ruppert was granted 12,500 shares of Common Stock on August 6, 2007 (the “Grant Date”) in connection with his employment with the Company. These shares of Common Stock time vest in two equal annual installments commencing on the first anniversary of the Grant Date.

(12)

Includes $21,600 for car allowance, $12,123 for financial planning services, $11,250 Company match in the Savings Plan, $22,683 Company contribution to the SERP, $125,258 for reimbursement of relocation expenses (including gross-ups of $0), $900 for life insurance premiums, and $1,040 for long-term disability premiums.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2007

Name	Grant Date	Approval Date	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Number of Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options(3)	Per Share Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
			Threshold	Target	Maximum	Threshold	Target(2)	Maximum
Storch	7/29/2007	7/29/2007	$—	$2,000,000	$5,400,000	—	—	—	—		—	$—	—
Creasey	7/29/2007	7/29/2007	—	450,000	1,215,000	—	—	—	—		—	—	—
	8/6/2007	8/2/2007	—	—	—	—	81,894	—	—		40,947	32.00	1,408,004
	8/6/2007	8/2/2007	—	—	—	—	—	—	12,500	(4)	—	—	—
Boire	7/29/2007	7/29/2007	—	1,040,000	2,808,000	—	—	—	—		—	—	—
Ruppert	7/29/2007	7/29/2007	—	504,000	1,360,800	—	—	—	—		—	—	—
	8/6/2007	8/2/2007	—	—	—	—	88,894	—	—		44,447	32.00	1,528,355
	8/6/2007	8/2/2007	—	—	—	—	—	—	12,500	(5)	—	—	400,000
Babrowski	7/29/2007	7/29/2007	—	770,000	2,079,000	—	—	—	—		—	—	—
	8/6/2007	8/2/2007	—	—	—	—	68,458	—	—		34,229	32.00	1,176,998
	8/6/2007	8/2/2007	—	—	—	—	—	—	12,500	(4)	—	—	—

(1)

These awards reflect our annual incentive awards. Our Executive Committee approves the threshold, target and maximum payment amounts at the beginning of each fiscal year. In 2007, they were approved on July 29, 2007. The maximum, which refers to the maximum payout possible under the plan, for fiscal 2007 is 300% of the Financial Component target and 200% of the Personal Component target. For a further description of these awards, see the “Compensation Discussion and Analysis—Elements of Our Compensation Program- Annual Incentive Awards” section set forth above. The following Financial Component weightings have been set for our named executive officers:

•

For Messrs. Storch, Creasey and Ruppert, and Ms. Babrowski, who serve in corporate positions for the Company (i.e., they are not directly responsible for a specific segment), the Financial Component of their annual incentive target is based 50% on the EBITDA results for the total Company, and 50% on the EBITDA results of the Toys “R” Us–U.S., Babies “R” Us and International segments weighted one-third each.

•

For Mr. Boire, the President of Toys “R” Us, North America, the Financial Component target is based 50% on the EBITDA results for the total Company and 45% on the EBITDA results for the Toys “R” Us–U.S. segment and 5% on the EBITDA results for Toys “R” Us, Canada.

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

(4)	Mr. Creasey and Ms. Babrowski purchased these shares of Common Stock at a purchase price of $32.00 per share.
(5)

These shares of Common Stock were awarded to Mr. Ruppert in accordance with his employment agreement with the Company. The shares of Common Stock will time vest in two equal annual installments commencing on the first anniversary of the Grant Date.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (3)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Storch	—	249,222	498,442	$26.75	2/7/2016	—		$—		—	$—
Creasey	—	40,947	81,894	32.00	8/6/2017	—		—		—	—
Boire	—	112,604	225,208	26.75	7/17/2016	20,560	(4)	699,040	(5)	—	—
Babrowski	—	34,229	68,458	32.00	8/6/2017	—		—		—	—
Ruppert	—	44,447	88,894	32.00	8/6/2017	12,500	(6)	425,000	(5)	—	—

(1)

In connection with the Merger, holders of vested stock options (“Pre-Merger Options”) to purchase equity in the Company were permitted to exchange these Pre-Merger Options for a like value of fully vested stock options (“Rollover Options”) to purchase shares of Holdings Common Stock under the Management Equity Plan. The stock options listed in this column reflect the rollover options held by those named executive officers that elected to receive Rollover Options rather than receive a cash distribution.

(2)

Tranche I Options time vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date.

(3)

These Options, consisting of both Tranche II Options and Tranche III Options, vest if both time and performance criteria are met. Both of these Tranches time vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date. The Tranche II Options will performance vest upon the earlier to occur of: (i) a Change in Control in which both (A) the Sponsor IRR upon the consummation of the Change in Control is equal to or greater than 15%, and (B) the Sponsor Inflows prior to and in connection with such Change in Control are at least two times the Sponsor Outflows prior to such Change in Control; or (ii) any day on which both (A) the Sponsor IRR measured as of such measurement date is equal to or greater than 15%, and (B) the Sponsor Inflows through such date are at least two times the Sponsor Outflows through such measurement date. The Tranche III Options will performance vest upon the earlier to occur of: (i) a Change in Control in which both (A) the Sponsor IRR on consummation of the Change in Control is equal to or greater than 20%, and (B) the Sponsor Inflows prior to and in connection with such Change in Control are at least three times the Sponsor Outflows prior to such Change in Control; or (ii) any day on which both (A) the Sponsor IRR measured as of such measurement date is equal to or greater than 20%, and (B) the Sponsor Inflows through such date are at least three times the Sponsor Outflows through such measurement date. The performance criterion for either Tranche has not been met yet. Notwithstanding the foregoing, all Tranche II Options and Tranche III Options shall vest on the date which is eight years after the date of which such options were first granted so long as the executive officer remains employed by the Company.

(4)

Shares of Common Stock were granted to Mr. Boire in accordance with his employment agreement. The shares of Common Stock time vest in two equal annual installments commencing on the first anniversary of the grant date of July 17, 2006. Mr. Boire was granted 41,121 restricted shares, of which 20,561 have already vested and 20,560 will vest on the second anniversary of the grant date.

(5)

Represents the market value of shares of Common Stock as of March 15, 2008. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed. The shares of Common Stock were not valued as of our fiscal year end, but were valued as of March 15, 2008 at $34.00 per share.

(6)

Shares of Common Stock were granted to Mr. Ruppert in accordance with his employment agreement. The shares of Common Stock will time vest in two equal annual installments commencing on the first anniversary of the grant date of August 6, 2007.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting		Value Realized on Vesting
Storch	—	$—	—		$—
Creasey	—	—	12,500	(1)	—
Boire	—	—	20,561		657,952
Babrowski	—	—	12,500	(1)	—
Ruppert	—	—	—		—

None of our named Executive Officers exercised any stock options during fiscal 2007. Mr. Boire had 20,561 restricted shares vest on July 17, 2007, at which time the stock price was valued at $32.00 per common share.

(1)	Mr. Creasey and Ms. Babrowski purchased these shares of Common Stock at a per share purchase price of $32.00.

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2007

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)(2)	Aggregate Earnings at Last FY (3)	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE (4)
Storch	$—	$215,441	$1,875	$—	$250,556
Creasey	—	47,338	213	—	51,264
Boire	—	127,455	329	—	133,372
Babrowski	—	8,404	1	—	8,405
Ruppert	—	22,683	3	—	22,686

(1)

We make an annual contribution to the SERP for each executive officer who is employed on the last day of the SERP plan year. The amount of the contribution is equal to 5% of that portion of the executive officer’s “total compensation” in excess of the dollar limits under Internal Revenue Code Section 401(a)(17). Generally, total compensation means W-2 compensation or such other definition as is utilized under the Savings Plan. However, total compensation includes amounts paid pursuant to our Management Incentive Plan, but does not include sign-on bonuses, retention bonuses, project completion bonuses or other types of success bonuses. The Executive Committee may at its discretion also credit additional notional contributions if the Company had an exceptional year. Each executive’s SERP account will be credited or debited with “Declared Interest,” which will be based upon hypothetical investments selected by the executive officer pursuant to procedures established by the administrative committee that administers the SERP. The Administrator of the SERP determines the number of investment options available under the SERP and such investment options are comprised of a subset of the investment options available under the Savings Plan. Participants in the SERP have the right to change their hypothetical investment selections on a daily basis. The contributions made by the Company vests five years after the executive officer’s first day of employment with the Company. All SERP distributions are paid in lump sums.

(2)	All contributions that we made for each executive officer during fiscal 2007 were included in the “All Other Compensation” column of the Summary Compensation Table.
(3)	Earnings on nonqualified deferred compensation were not required to be reported in the Summary Compensation Table.
(4)

Of the aggregate balance amount set forth in this column, $33,231, $3,712 and $5,587 were previously reported in the Summary Compensation table for Messrs, Storch, Creasey and Boire, respectively, for prior fiscal years. Ms. Babrowski and Mr. Ruppert were not eligible for SERP contributions in prior fiscal years.

PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Employment Agreements. We maintain employment agreements with each of our named executive officers that provide certain benefits upon termination of employment or change of control and certain restrictive covenants.

Termination for Cause, Resignation Without Good Reason or Retirement. If one of the named executives’ employment is terminated for cause or he or she resigns without good reason (as such terms are defined in each of their employment agreements), the executive will receive:

•	any base salary earned, but unpaid as of the date of his or her termination; and

•	any employee benefits that he or she may be entitled to under the Company’s employee benefit plans.

In addition, Mr. Storch and Ms. Babrowski will also receive any annual incentive award for the immediately preceding fiscal year that is earned but unpaid as of the date of his or her termination.

Termination Due to Death or Disability. If one of the named executives dies, or if we terminate his or her employment due to death or disability, he or she (or his or her estate) will receive:

•	any base salary earned, but unpaid as of the date of his or her termination;

•	any employee benefits that he or she may be entitled to under the Company’s employee benefit plans;

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of his or her termination; and

•

a pro-rata portion of his or her annual incentive award for the current fiscal year earned through the date of termination, based on the Company’s actual results as opposed to his or her target annual incentive award.

Termination Without Cause or Resignation for Good Reason. If one of the named executives’ employment is terminated without cause or he or she resigns for good reason, he or she will receive:

•	any base salary earned, but unpaid as of the date of his or her termination;

•	any employee benefits that he or she may be entitled to under the Company’s employee benefit plans;

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of his or her termination;

•	a pro-rata portion of his or her annual incentive award earned through the date of termination, based on the Company’s actual results as opposed to his or her target annual incentive award;

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

•

for each of Messrs. Creasey, Boire and Ruppert and Ms. Babrowski, an amount equal to the sum of (x) the product of the Severance Period, as expressed in years, times his or her base salary and (y) one times the actual annual incentive award he or she received for the fiscal year immediately preceding the year of the termination of his or her employment; and

•

continuation of medical, dental and life insurance benefits, with the executive paying a portion of such costs as if his or her employment had not terminated, until the earlier to occur of (i) the end of the Severance Period or (ii) the date on which the executive commences to be eligible for coverage under substantially comparable medical, dental and life insurance benefit plans from any subsequent employer.

Restrictive Covenants. During the term of their employment and during the Severance Period, each of our named executive officers has agreed not to:

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

•

hire any such employee who was employed by Holdings or its affiliates as of the date of his or her termination of employment with the Company or who left the employment of Holdings or its affiliates coincident with, or within one year prior to, the termination of his or her employment with the Company; and

•

solicit to leave the employment of, or encourage to cease to work with, as applicable, Holdings or its affiliates or any consultant, supplier or service provider under contract with Holdings or its affiliates.

In addition, during the term of his or her employment and anytime thereafter, each of our named executive officers has agreed not to use for his or her benefit or disclose any of the Company’s confidential information.

Management Equity Plan

The Management Equity Plan governs the vesting and exercise of stock options and restricted stock (issued under the Management Equity Plan) upon termination of employment.

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

In the event that an executive officer ceases to be employed by the Company or any of its subsidiaries for any reason, all Common Stock held by such executive officer (including vested options to purchase shares of Common Stock) may be subject to purchase by the Company and the Sponsors, solely at their option, unless such executive officer’s Award Agreement gives the executive officer the right to force the Company to purchase his or her Common Stock. Please see the Summary of Termination Payments and Benefits tables below for more information.

Summary of Payments and Benefits Upon Termination or Change In Control

The following tables summarize the value of the termination payments and benefits that each of our named executive officers would receive if there was a change in control and/or he or she had terminated employment on February 2, 2008 under the various circumstances described in the tables.

GERALD L. STORCH

Type of Payment	Termination for Cause or Resignation Without Good Reason		Termination Without Cause or Resignation For Good Reason		Retirement		Death		Long-Term Disability		Termination Without Cause or Resignation for Good Reason in connection with a Change of Control		Change in Control
Severance	$—		$5,029,363		$—		$—		$—		$5,029,363		$—
Fiscal 2007 Annual Bonus earned but unpaid	2,423,490		2,423,490		2,423,490		2,423,490		2,423,490		2,423,490		—
Fiscal 2006 Stock Option Grant (1)	—	(2)	—	(2)	—	(2)	—	(2)	—	(2)	1,806,860	(3)	1,806,860	(3)
Fiscal 2006 Restricted Stock Grant (1)(4)	1,999,991	(5)	2,542,044	(6)	2,542,044	(7)	2,542,044	(7)	2,542,044	(7)	2,542,044	(6)	—
SERP balance	—		—		$250,556		250,556		250,556		—		—
Benefit Continuation (8)	—		8,450		—		—		—		8,450		—
TOTAL	$4,423,481		$10,003,347		$5,216,090		$5,216,090		$5,216,090		$11,810,207		$1,806,860

(1)

Represents the market value of our shares of Common Stock as of March 15, 2008. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed. The shares of Common Stock were not valued as of our fiscal year end, but were valued as of March 15, 2008 at $34.00 per share.

(2)	Stock options are not vested and, therefore, will be forfeited.
(3)	Tranche I stock options will accelerate and become vested upon a change in control.
(4)	Shares of Common Stock are fully vested as Mr. Storch purchased such shares of Common Stock at the fair market value on the date of purchase.
(5)

Pursuant to the Management Equity Plan, if the Company terminates Mr. Storch’s employment for Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Mr. Storch’s shares of Common Stock at the lesser of (i) the value on the date of issuance and (ii) the fair market value. The amount shown in the table assumes the purchase of the shares of Common Stock at the value on the date of issuance. If, however, Mr. Storch resigns, pursuant to the Management Equity Plan, the Company and the Sponsors may purchase, solely at their option, Mr. Storch’s shares of Common Stock at fair market value.

(6)

Pursuant to the Management Equity Plan, if the Company terminates Mr. Storch’s employment without Cause (as defined in the Management Equity Plan) or Mr. Storch resigns for Good Reason (as defined in his employment agreement), the Company and the Sponsors may purchase, solely at their option, Mr. Storch’s shares of Common Stock at fair market value. The amount shown in the table assumes the purchase of the shares of Common Stock at fair market value.

(7)	Pursuant to the Management Equity Plan, the Company may purchase, or Mr. Storch may require the Company to purchase, Mr. Storch’s shares of Common Stock at fair market value.
(8)	Represents estimated Company costs based on fiscal 2007 projections for medical, dental and life insurance coverage for the duration of the Severance Period.

Upon any termination, Mr. Storch has the right to withdraw his Savings Plan balance, which, as of February 2, 2008, was $0.

All benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) the life insurance benefit is an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000, and (ii) the long-term disability coverage is an amount equal to 60% of the individual’s monthly base salary, up to a maximum of $20,000 per month. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

F. CLAY CREASEY, JR.

Type of Payment	Termination for Cause or Resignation Without Good Reason		Termination Without Cause or Resignation For Good Reason		Retirement		Death		Long-Term Disability		Termination Without Cause or Resignation for Good Reason in connection with a Change of Control		Change in Control
Severance	$—		$1,170,285		$—		$—		$—		$1,170,285		$—
Fiscal 2007 Annual Bonus earned but unpaid	—		545,285		—		545,285		545,285		545,285		—
Fiscal 2007 Stock Option Grant (1)	—	(2)	—	(2)	—	(2)	—	(2)	—	(2)	81,894	(3)	81,894	(3)
Fiscal 2007 Restricted Stock Grant (1)(4)	400,000	(5)	425,000	(6)	425,000	(7)	425,000	(7)	425,000	(7)	425,000	(6)	—
SERP balance	—		—		51,264		51,264		51,264		—		—
Benefit Continuation (8)	—		6,038		—		—		—		6,038		—
TOTAL	$400,000		$2,146,608		$476,264		$1,021,549		$1,021,549		$2,228,502		$81,894

(1)

Represents the market value of our shares of Common Stock as of March 15, 2008. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed. The shares of Common Stock were not valued as of our fiscal year end, but were valued as of March 15, 2008 at $34.00 per share.

(2)	Stock options are not vested and, therefore, will be forfeited.
(3)	Tranche I stock options will accelerate and become vested upon a change of control.
(4)	Shares of Common Stock are fully vested as Mr. Creasey purchased such shares of Common Stock at the fair market value on the date of purchase.
(5)

Pursuant to the Management Equity Plan, if the Company terminates Mr. Creasey’s employment for Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Mr. Creasey’s shares of Common Stock at the lesser of (i) the value on the date of issuance and (ii) the fair market value. The amount shown in the table assumes the purchase of the shares of Common Stock at the value on the date of issuance. If, however, Mr. Creasey resigns, pursuant to the Management Equity Plan, the Company and the Sponsors may purchase, solely at their option, Mr. Creasey’s shares of Common Stock at fair market value.

(6)

Pursuant to the Management Equity Plan, if the Company terminates Mr. Creasey’s employment without Cause (as defined in the Management Equity Plan) or Mr. Creasey resigns for Good Reason (as defined in his employment agreement), the Company and the Sponsors may purchase, solely at their option, Mr. Creasey’s shares of Common Stock at fair market value. The amount shown in the table assumes the purchase of the shares of Common Stock at fair market value.

(7)	Pursuant to the Management Equity Plan, the Company and the Sponsors may purchase, solely at their option, Mr. Creasey’s shares of Common Stock at fair market value.
(8)	Represents estimated Company costs based on 2007 projections for medical, dental and life insurance coverage for the duration of the Severance Period.

Upon any termination, Mr. Creasy has the right to withdraw his Savings Plan balance, which, as of February 2, 2008, was $50,940.

All benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) the life insurance benefit is an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000, and (ii) the long-term disability coverage is an amount equal to 60% of the individual’s monthly base salary, up to a maximum of $20,000 per month. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

RONALD D. BOIRE

Type of Payment	Termination for Cause or Resignation Without Good Reason		Termination Without Cause or Resignation For Good Reason		Retirement		Death		Long-Term Disability		Termination Without Cause or Resignation for Good Reason in connection with a Change of Control		Change in Control
Severance	$—		$1,628,976		$—		$—		$—		$1,628,976		$—
Fiscal 2007 Annual Bonus earned but unpaid	—		628,976		—		628,976		628,976		628,976		—
Fiscal 2006 Stock Option Grant (1)	—	(2)	—	(2)	—	(2)	—	(2)	—	(2)	816,379	(3)	816,379	(3)
Fiscal 2006 Restricted Stock Grant (1)(4)	550,007	(5)	699,074	(6)	699,074	(7)	699,074	(7)	699,074	(7)	1,398,114	(8)	699,040	(9)
SERP balance	—		—		133,372		133,372		133,372		—		—
Benefit Continuation(10)	—		6,094		—		—		—		6,094		—
TOTAL	$550,007		$2,963,120		$832,446		$1,461,422		$1,461,422		$4,478,539		$1,515,419

(1)

Represents the market value of our shares of Common Stock as of March 15, 2008. As we are a privately held company, the value of common share is only available when a valuation is performed. The shares of Common Stock were not valued as of our fiscal year end, but were valued as of March 15, 2008 at $34.00 per share.

(2)	Stock options are not vested, and therefore, will be forfeited.
(3)	Tranche I options will accelerate and become vested upon a change of control.
(4)	Fifty percent of Mr. Boire’s restricted stock grant vested on July 17, 2007.
(5)

Pursuant to the Management Equity Plan, if the Company terminates Mr. Boire’s employment for Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Mr. Boire’s common stock at the lesser of (i) the value on the date of issuance and (ii) the fair market value. The amount shown in the table assumes the purchase of the shares of Common Stock at the value on the date of issuance. If, however, Mr. Boire resigns, pursuant to the Management Equity Plan, the Company and the Sponsors may purchase, solely at their option, Mr. Boire’s shares of Common Stock at fair market value.

(6)

Pursuant to the Management Equity Plan, if the Company terminates Mr. Boire’s employment without Cause (as defined in the Management Equity Plan) or Mr. Boire resigns for Good Reason (as defined in his employment agreement), the Company and the Sponsors may purchase, solely at their option, Mr. Boire’s Common Stock at fair market value.

(7)	Pursuant to the Management Equity Plan, the Company may purchase, or Mr. Boire may require the Company to purchase, Mr. Boire’s shares of Common Stock at fair market value.
(8)	This Restricted Stock grant will fully vest upon a change of control.
(9)	The unvested portion of Mr. Boire’s Restricted Stock Grant will vest upon a change in control.
(10)	Represents estimated Company costs based on fiscal 2007 projections for medical, dental and life insurance coverage for the duration of the Severance Period.

Upon any termination, Mr. Boire has the right to withdraw his Savings Plan balance, which, as of February 2, 2008, was $34,334.

All benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) the life insurance benefit is an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000, and (ii) the long-term disability coverage is an amount equal to 60% of the individual’s monthly base salary, up to a maximum of $20,000 per month. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

Claire Babrowski

Type of Payment	Termination for Cause or Resignation Without Good Reason		Termination Without Cause or Resignation For Good Reason		Retirement		Death		Long-Term Disability		Termination Without Cause or Resignation for Good Reason in connection with a Change of Control		Change in Control
Severance	$—		$1,517,544		$—		$—		$—		$1,517,544		$—
Fiscal 2007 Annual Bonus earned but unpaid	817,544		817,544		817,544		817,544		817,544		817,544		—
Fiscal 2007 Stock Option Grant (1)	—	(2)	—	(2)	—	(2)	—	(2)	—	(2)	68,458	(3)	68,458	(3)
Fiscal 2007 Restricted Stock Grant (1)(4)	400,000	(5)	425,000	(6)	425,000	(7)	425,000	(7)	425,000	(7)	425,000	(6)	—
SERP balance	—		—		8,405		8,405		8,405		—		—
Benefit Continuation (8)	—		3,839		—		—		—		3,839		—
TOTAL	$1,217,544		$2,763,927		$1,250,949		$1,250,949		$1,250,949		$2,832,385		$68,458

(1)

Represents the market value of our shares of Common Stock as of March 15, 2008. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed. The shares of Common Stock were not valued as of our fiscal year end, but were valued as of March 15, 2008 at $34.00 per share.

(2)	Stock options are not vested, and therefore, will be forfeited.
(3)	Tranche I stock options will accelerate and become vested upon a change in control.
(4)	Shares of Common Stock are fully vested as Ms. Babrowski purchased these shares of Common Stock at the fair market value on the date of purchase.
(5)

Pursuant to the Management Equity Plan, if the Company terminates Ms. Babrowski’s employment for Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Ms. Babrowski’s shares of Common Stock at the lesser of (i) the value on the date of issuance and (ii) the fair market value. The amount shown in the table assumes the purchase of the shares of Common Stock at the value on the date of issuance. If, however, Ms. Babrowski resigns, pursuant to the Management Equity Plan, the Company and the Sponsors may purchase, solely at their option, Ms. Babrowski’s shares of Common Stock at fair market value.

(6)

Pursuant to the Management Equity Plan, if the Company terminates Ms. Babrowski’s employment without Cause (as defined in the Management Equity Plan) or Ms. Babrowski resigns for Good Reason (as defined in her employment agreement), the Company and the Sponsors may purchase, solely at their option, Ms. Babrowski’s shares of Common Stock at the fair market value. The amount shown in the table assumes the purchase of the shares of Common Stock at fair market value.

(7)	Pursuant to the Management Equity Plan, the Company and the Sponsors may purchase, solely at their option, Ms. Babrowski’s shares of Common Stock at fair market value.
(8)	Represents estimated Company costs based on fiscal 2007 projections for medical, dental and life insurance coverage for the duration of the Severance Period.

Upon any termination, Ms. Babrowski has the right to withdraw her Savings Plan balance, which, as of February 2, 2008, was $0.

All benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) the life insurance benefit is an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000, and (ii) the long-term disability coverage is an amount equal to 60% of the individual’s monthly base salary, up to a maximum of $20,000 per month. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

Richard Ruppert

Type of Payment	Termination for Cause or Resignation Without Good Reason		Termination Without Cause or Resignation For Good Reason		Retirement		Death		Long-Term Disability		Termination Without Cause or Resignation for Good Reason in connection with a Change of Control		Change in Control
Severance	$—		$1,235,119		$—		$—		$—		$1,235,119		$—
Fiscal 2007 Annual Bonus earned but unpaid	—		535,119		—		535,119		535,119		535,119		—
Fiscal 2007 Stock Option Grant (1)	—	(2)	—	(2)	—	(2)	—	(2)	—	(2)	88,894	(3)	88,894	(3)
Fiscal 2007 Restricted Stock Grant (1)(4)	—	(2)	—	(2)	—	(2)	—	(2)	—	(2)	425,000	(4)	425,000	(4)
SERP balance	—		—		22,686		22,686		22,686		—		—
Benefit Continuation (5)	—		8,450		—		—		—		8,450		—
TOTAL	$—		$1,778,688		$22,686		$557,805		$557,805		$2,292,582		$513,894

(1)

Represents the market value of our shares of Common Stock as of March 15, 2008. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed. The shares of Common Stock were not valued as of our fiscal year end, but were valued as of March 15, 2008 at $34.00 per share.

(2)	Stock options and shares of Common Stock are not vested and therefore, will be forfeited.
(3)	Tranche I stock options will accelerate and become vested upon a change of control.
(4)	This Restricted Stock grant will fully vest upon a change of control.
(5)	Represents estimated Company costs based on fiscal 2007 projections for medical, dental and life insurance coverage for the duration of the Severance Period.

Upon any termination, Mr. Ruppert has the right to withdraw his Savings Plan balance, which, as of February 2, 2008, was $166,795.

All benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) the life insurance benefit is an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000, and (ii) the long-term disability coverage is an amount equal to 60% of the individual’s monthly base salary, up to a maximum of $20,000 per month. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

DIRECTOR COMPENSATION FOR FISCAL 2007

We do not pay our directors a fee for serving on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

As a result of the Merger, all of the Company Common Stock is beneficially owned by Holdings. Accordingly, we do not have any equity compensation plans under which our equity securities are authorized for issuance. The following table presents information regarding beneficial ownership of the Common Stock of Holdings, as of March 31, 2008, by the Named Executive Officers, each of our directors, all of our directors and executive officers as a group and each person who is known by us to beneficially own more than 5% of the Common Stock of Holdings. None of our directors, except Gerald Storch, our Chairman of the Board and Chief Executive Officer, beneficially owns any shares (refer to the footnotes below).

	Beneficially Owned *
Name of Beneficial Owner	Shares	Options Exercisable Within 60 Days	Total Beneficial Ownership(2)	Percent of Outstanding Shares(1)
Affiliates of Bain Capital Partners, LLC (2)	16,012,464	—	16,012,464	32.72%
Toybox Holdings, LLC (3)	16,012,464	—	16,012,464	32.72%
Vornado Truck LLC (4)	16,012,464	—	16,012,464	32.72%
Claire Babrowski	12,500	—	12,500	0.03%
Joshua Bekenstein	—	—	—	—
Ronald Boire (5)	41,121	—	41,121	0.08%
Michael M. Calbert	—	—	—	—
F. Clay Creasey, Jr	12,500	—	12,500	0.03%
Michael D. Fascitelli	—	—	—	—
Matthew S. Levin	—	—	—	—
Dean Nelson	—	—	—	—
John Pfeffer	—	—	—	—
Steven Roth	—	—	—	—
Richard Ruppert (6)	12,500	—	12,500	0.03%
Wendy Silverstein	—	—	—	—
Gerald L. Storch	74,766	99,689	174,455	0.36%
Michael Ward	—	—	—	—
Directors and executive officers as a group (18 persons)	183,293	223,592	406,885	—

*	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock with respect to which such person has (or has the right to acquire within 60 days, i.e., by May 30, 2008 in this case) sole or shared voting power or investment power.
(1)

Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of outstanding equity securities of Holdings on March 31, 2008, as adjusted as required by applicable rules. Effective August 3, 2007, management amended the charter of our parent company, Toys “R” Us, Inc., by replacing the existing two classes of stock (“Class A Common Stock and Class L Common Stock”) with a single class of new Common Stock. The new Common Stock does not have a yield accrual, interim distribution, or liquidation preference. See Note 9 to the Consolidated Financial Statements entitled “STOCK-BASED COMPENSATION.”

(2)

Includes Bain Capital (TRU) VIII, L.P., Bain Capital (TRU) VIII-E, L.P., Bain Capital (TRU) VIII Coinvestment, L.P., Bain Capital Integral Investors, LLC and BCIP TCV, LLC (the “Bain Capital Funds”). The Bain Capital Funds are all affiliates of Bain Capital Partners, LLC. Bain Capital Partners, LLC disclaims beneficial ownership of such shares. The Bain Capital Funds each have an address c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, MA 02199.

(3)

Shares owned of record by Toybox Holdings, LLC are also beneficially owned by its majority member, KKR Millennium Fund, Limited Partnership. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund, Limited Partnership. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W.

Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc S. Lipshultz, Reinhard Gorenflos, Jacques Garaialde, Michael M. Calbert and Scott C. Nuttall, as members of KKR Millennium GP LLC, but disclaim such beneficial ownership. Mr. Calbert is one of our directors. KKR is also an affiliate of Toybox Holdings, LLC. Mr. Pfeffer is a Member of KKR and one of our directors. They also disclaim beneficial ownership of any of our shares beneficially owned by KKR Millennium GP LLC. For a description of material relationships between KKR and us over the last three years, see “Certain Relationships and Related Transactions.” The address of KKR Millennium GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co., L.P., 2800 Sand Hill Road, Menlo Park, CA 94025.

(4)	An affiliate of Vornado Realty Trust, having an address of 888 Seventh Avenue, New York, NY 10019.
(5)

Mr. Boire’s shares were awarded to him on July 17, 2006 pursuant to the terms of his employment agreement. The shares of Common Stock have and will vest over time. Fifty percent of the shares of Common Stock vested on the first anniversary of the grant date and fifty percent of the shares of Common Stock will vest on the second anniversary of the grant date. Mr. Boire has the right to vote the shares of Common Stock but he can dispose of only shares that have vested.

(6)

Mr. Ruppert’s shares were awarded to him on August 6, 2007 pursuant to the terms of his employment agreement. The shares of Common Stock will vest over time, with 50% of the shares vesting on the first anniversary of the grant date and 50% of the shares vesting on the second anniversary of the grant date. Mr. Ruppert has the right to vote the shares of Common Stock but he cannot dispose of them until they have vested.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,110,134	(1)	$26.18	189,797	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	4,110,134		$26.18	189,797

(1)

As of February 2, 2008, represents the shares of Common Stock of Holdings issuable pursuant to outstanding options under the Amended and Restated Toys “R” Us Holdings, Inc. 2005 Management Equity Plan (the “Management Equity Plan”).

(2)	As of February 2, 2008, represents the shares of Common Stock of Holdings which may be issued pursuant to future issuances under the Management Equity Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Advisory Agreement

The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the Merger. Under the terms of the advisory agreement and effective as of July 21, 2005, we are obligated to pay the Sponsors an Advisory Fee (as defined in the advisory agreement) annually. We paid the Sponsors an aggregate advisory fee of $17 million for fiscal 2007, $19 million for fiscal 2006, and $4 million for fiscal 2005. The expected aggregate annual fee for fiscal 2008 will be $17 million. Thereafter, the $17 million annual fee will increase five percent per year during the ten-year term of the agreement. In addition, upon consummation of the Merger, we paid the Sponsors a fee in the aggregate amount of $81 million for services rendered and out-of-pocket expenses and other fees in connection with the debt financing transactions described below.

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

Other Relationships and Transactions

From time to time, the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. The syndicate includes affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co. L.P., all indirect equity owners of the Company. During fiscals 2007 and 2006, we paid interest to related parties of approximately $20 million and $9 million, respectively, related to the Unsecured Credit Agreement due December 9, 2008, Secured term loan facility due fiscal 2012, and Unsecured credit facility due fiscal 2012. For further details, see Note 3 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”

In fiscals 2007 and 2006, we sold properties to Vornado Surplus 2006 Realty LLC. For further details, see Note 5 to the Consolidated Financial Statements entitled “PROPERTY AND EQUIPMENT.”

On August 29, 2005, an affiliate of Vornado Realty Trust acquired by assignment an aggregate of $150 million of the lenders’ rights and obligations under the unsecured bridge facility. On July 19, 2006, the outstanding balance of the unsecured bridge facility was paid with borrowings under the Secured Credit Facilities.

Management Equity Plan

Our officers and employees participate in Holdings’ 2005 Management Equity Plan. The Management Equity Plan provides for the granting of non-qualified stock options (including “rollover options” (as defined in the Management Equity Plan)) to purchase shares of Common Stock of Holdings, as well as restricted stock to officers, directors, employees, consultants and advisors of Holdings and its subsidiaries, including the Company.

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

As of February 2, 2008, Holdings granted 1,214,361 time-based and 2,424,736 performance-based options to purchase Common Stock. All outstanding options expire at dates ranging from September 8, 2008 to October 19, 2017.

The Management Equity Plan also permits the sale of non-transferable, restricted Common Stock to certain employees at a purchase price equal to fair market value of the shares of Common Stock. As of February 2, 2008, 159,844 shares of restricted Common Stock had been issued under the Management Equity Plan at a fair value of $32.00 per share of Common Stock, of which 144,844 shares of Common Stock were purchased by our executives and the remaining 15,000 shares were granted to executives in connection with their employment with the Company, and 185,982 shares of restricted Common Stock had been issued under the Management Equity Plan at a fair market value of $26.75 per a share of Common Stock, of which 144,861 shares were purchased by our executives and the remaining 41,121shares were granted to an executive in connection with his employment with the Company. The restricted Common Stock is subject to certain transfer restrictions, as well as, in some cases, a put right exercisable in certain circumstances by the holder and a call right exercisable by Holdings (and, if not exercised by Holdings, by the Sponsors in the event the holder is no longer employed by Holdings or any of its subsidiaries).

At February 2, 2008, an aggregate of 189,797 shares of Common Stock were reserved for future option grants under the Management Equity Plan.

Review, Approval or Ratification of Transactions with Related Persons

There were no transactions with related persons since the beginning of the 2007 fiscal year other than transactions that are described under Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K.

Our Board has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which the Company is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees (or their immediate family members) or 5% stockholders or an employee serving in the capacity of an executive officer of a 5% stockholder or any consultant or an advisor of a 5% holder who participates in meetings of our management or Board, each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our General Counsel. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our Board’s Audit Committee. The policy also permits the Chairman of the Audit Committee to review and, if deemed appropriate, approve proposed related person transactions that arise between meetings, subject to providing notice to the other members of the Audit Committee at the next meeting of the Committee. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the Audit Committee (or its Chairman) after full disclosure of the related person’s interest in the transaction. The Audit Committee (or its Chairman) will review and consider such information regarding the related person transaction as it deems appropriate under the circumstances.

The Audit Committee (or its Chairman) may approve or ratify the transaction only if the Committee determines that, under all of the circumstances, the transaction is not inconsistent with the Company’s best interests. The Audit Committee (or its Chairman) may impose any conditions on the related person transaction that it deems appropriate.

Director Independence

None of the members of our Board of Directors is independent due to their affiliations with the Sponsors and as further described in Item 10 entitled “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Auditors

The Audit Committee appointed Deloitte & Touche LLP (“D&T”) as the Company’s independent auditors to conduct the audit of the Company’s Consolidated Financial Statements for fiscals 2007, 2006 and 2005.

Audit Fees

The aggregate fees billed by D&T and Ernst & Young LLP (“E&Y”) and their respective affiliates for professional services rendered for the audit of the Company’s annual Consolidated Financial Statements for fiscals 2007 and 2006 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered during those fiscal years on behalf of the Company were as follows:

	Fiscal 2007 (D&T)	Fiscal 2006 (D&T)	Fiscal 2007 (E&Y)	Fiscal 2006 (E&Y)
Audit Fees (1)	$8,662,000	$8,700,000	$453,000	$809,000
Audit Related Fees (2)	581,000	703,000	55,000	350,000
Tax Fees (3)	503,000	339,000	559,000	360,000
All Other Fees (4)	32,000	75,000	35,000	4,000

D&T:

(1)

For fiscals 2007 and 2006, the audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual consolidated financial statements, review of financial statements included in the Company’s 10-Q filings, the Sarbanes-Oxley Section 404 audit and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

For fiscal 2007, audit-related fees consist of fees for consultation on various accounting matters such as FIN 48 implementation and the special purpose audit of TRU Holdings, Inc. For fiscal 2006, audit related fees consist of fees for consultation on various accounting matters such as purchase accounting.

(3)

For fiscal 2007, tax fees consist of fees of $23,000 for tax documentation preparation, and $480,000 for tax consultation regarding various matters such as FIN 48. For fiscal 2006, tax fees consist of fees of $34,000 for tax returns preparation assistance, $14,000 for tax audits assistance and $291,000 for tax consultation.

(4)	For fiscals 2007 and 2006, other fees were recorded for various domestic and international accounting matters.

E&Y:

(1)

For fiscals 2007 and 2006, audit fees consist of fees for professional services performed in connection with the annual financial statement audit of Toys-Japan. In addition, audit fees of $358,000 were recorded in fiscal 2006 for the audit of Toys-Delaware.

(2)

For fiscal 2007, audit–related fees consist of fees for the reissuance of the audit opinion regarding the fiscal 2004 consolidated financial statements. For fiscal 2006, audit-related fees consist of fees for consultation on various accounting matters such as Yen loan accounting and financial reporting.

(3)

For fiscal 2007, tax fees consist of $106,000 for tax return preparation assistance, $98,000 for tax audits assistance and $355,000 for tax consultation. For fiscal 2006, tax fees consist of $35,000 for tax returns preparation assistance, $190,000 for tax audits assistance and $135,000 for tax consultation.

(4)	For fiscals 2007 and 2006, other fees were recorded for various international accounting matters.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by D&T. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by D&T. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee may delegate pre-approval authority to one or more of its members. Such member or members must report any decision to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on page X of this Annual Report on Form 10-K. We will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

/s/ GERALD L. STORCH
Gerald L. Storch
Chairman of the Board and Chief Executive Officer

Date: May 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of May 2008.

Signature	Title

/s/ GERALD L. STORCH Gerald L. Storch	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ F. CLAY CREASEY, JR. F. Clay Creasey, Jr.	Executive Vice President – Chief Financial Officer (Principal Financial Officer)

/s/ CHARLES D. KNIGHT Charles D. Knight	Vice President – Corporate Controller (Principal Accounting Officer)

* Joshua Bekenstein	Director

* Michael M. Calbert	Director

* Michael D. Fascitelli	Director

* Matthew S. Levin	Director

* Dean Nelson	Director

* John Pfeffer	Director

* Steven Roth	Director

* Wendy Silverstein	Director

* Michael Ward	Director

The foregoing constitutes all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

*By	/s/ GERALD L. STORCH
Gerald L. Storch
Attorney-In-Fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We have not sent a copy of our annual report or proxy statement to our security holders.

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this Report:

Exhibit No.	Document
3.1	Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on July 21, 2005 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Registrant, dated February 6, 2006 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2006 and incorporated herein by reference).

4.1	Form of Indenture between the Registrant and Fleet Bank, as trustee, pursuant to which securities in one or more series up to $300,000,000 in principal amount may be issued by the Registrant (filed as Exhibit 4 to the Registrant’s Registration Statement on Form S-3, No. 33-42237, filed on August 31, 1991 and incorporated herein by reference).

4.2	Form of the Registrant’s 8 3/4% Debentures due 2021 (filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K, dated August 29, 1991 and incorporated herein by reference).

4.3	Indenture, dated July 24, 2001, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, No. 333-73800, filed on November 20, 2001 and incorporated herein by reference).

4.4	Form of the Registrant’s 6.875% Notes due 2006 and form of the Registrant’s 7.25% Notes due 2011 (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, No. 333-73800, filed on November 20, 2001 and incorporated herein by reference).

4.5	Form of the Registrant’s 7.875% Notes due 2013 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2003 and incorporated herein by reference).

4.6	Form of the Registrant’s 7.375% Notes due 2018 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 22, 2003 and incorporated herein by reference).

4.7	Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.13 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.8	First Supplemental Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.14 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 28, 2002 and incorporated herein by reference).

4.9	Second Supplemental Indenture, dated as of November 15, 2006, among Toys “R” Us - Delaware, Inc., Toys “R” Us, Inc. and The Bank of New York, as trustee (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

4.10	Lease Agreement dated as of September 26, 2001 between First Union Development Corporation, as Lessor, and the Registrant, as Lessee (filed as Exhibit 4(viii) to the Registrant’s Annual Report on Form 10-K, filed on May 3, 2002 and incorporated herein by reference).

4.11	Participation Agreement dated as of September 26, 2001 among the Registrant, as the Construction Agent and as the Lessee, First Union Development Corporation, as the Borrower and as the Lessor, the various financial institutions and other institutional investors which are parties thereto from time to time, as the Trench A Note Purchasers, the various banks and other lending institutions which are parties thereto from time to time, as the Trench B Lenders, the various banks and other lending institutions which are parties thereto from time to time, as the Cash Collateral Lenders, and First Union National Bank, as the Agent for the Primary Financing Parties and, respecting the Security Documents, as agent for the Secured Parties and First Union National Bank as Escrow Agent Lessee (filed as Exhibit 4(ix) to the Registrant’s Annual Report on Form 10-K, filed on May 3, 2002 and incorporated herein by reference).

Exhibit No.	Document
4.12	Substantially all other long-term debt of the Registrant (which other debt does not exceed on an aggregate basis 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis) is evidenced by, among other things, (i) commercial paper, (ii) industrial revenue bonds issued by industrial development authorities and guaranteed by the Registrant, (iii) mortgages held by third parties on real estate owned by the Registrant, (iv) stepped coupon guaranteed bonds held by a third party and guaranteed by the Registrant and (v) yen denominated note payable collateralized by the expected future yen cash flows from license fees from Toys “R” Us – Japan.

10.1	Credit Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., as the initial borrower, and the other borrowers named therein, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. as Canadian Agent, Deutsche Bank Trust Company Americas as Collateral Agent, the Lenders named therein, Deutsche Bank Securities Inc. and Citigroup Global Markets, Inc., as Co-Syndication Agents, and Credit Suisse First Boston LLC, and General Electric Capital Corporation, as Co-Documentation Agents (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.2	First Amendment, dated as of December 21, 2005, to the Credit Agreement, entered into as of July 21, 2005, by and among Toys “R” Us - Delaware, Inc., as the domestic borrower, and the other borrowers named therein, Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee, as the Canadian borrower, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. as Canadian Agent, Deutsche Bank Trust Company Americas as Collateral Agent, the Lenders named therein (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.3	Second Amendment, dated as of July 19, 2006, to the Credit Agreement, entered into as of July 21, 2005, by and among Toys “R” Us - Delaware, Inc., as the domestic borrower, and the other borrowers named therein, Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee, as the Canadian borrower, Bank of America, N.A. as Administrative Agent, Bank of America, N.A. as Canadian Agent, Deutsche Bank Trust Company Americas as Collateral Agent, the Lenders named therein (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.4	Security Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., and the borrowers named therein, the guarantors named therein, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.5	Senior Facilities Agreement, dated as of July 21, 2005, among Toys “R” Us (UK) Limited, as original borrower and original guarantor, and the other borrowers named therein, Deutsche Bank AG, London Branch, Barclays Capital and The Royal Bank of Scotland plc as Mandated Lead Arrangers and Bookrunners, Banc of America Securities Limited as Arranger, Deutsche Bank AG, London Branch as Facility Agent and as Security Agent and the banks and other institutions named therein as Lenders (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.6	Loan and Security Agreement, dated as of July 21, 2005, between MPO Properties, LLC, as borrower, and German American Capital Corporation, on behalf of the holders of the notes, as lender (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.7	Mezzanine Loan and Security Agreement (First Mezzanine), dated as of July 21, 2005, between MPO Intermediate, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.8	Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of July 21, 2005, between MPO Intermediate Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

Exhibit No.	Document
10.9	Mezzanine Loan and Security Agreement (Third Mezzanine), dated as of July 21, 2005, between MPO Intermediate Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.10	Mezzanine Loan and Security Agreement (Fourth Mezzanine), dated as of July 21, 2005, between MPO Junior Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.11	Loan and Security Agreement, dated as of July 21, 2005, between Giraffe Properties, LLC, as borrower, and German American Capital Corporation, on behalf of the holders of the notes, as lender (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.12	Mezzanine Loan and Security Agreement (First Mezzanine), dated as of July 21, 2005, between Giraffe Intermediate, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.13	Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of July 21, 2005, between Giraffe Intermediate Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.14	Mezzanine Loan and Security Agreement (Third Mezzanine), dated as of July 21, 2005, between Giraffe Junior, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.15	Mezzanine Loan and Security Agreement (Fourth Mezzanine), dated as of July 21, 2005, between Giraffe Junior Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.16	Credit Agreement, dated as of December 9, 2005, among TRU 2005 RE Holding Co. I, LLC, as borrower, MAP Real Estate, LLC, Wayne Real Estate Company, LLC, TRU 2005 RE I, LLC and TRU 2005 RE II Trust, the lenders party thereto from time to time and Deutsche Bank AG, New York Branch, as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 15, 2005 and incorporated herein by reference).

10.17	Credit Agreement dated as of February 8, 2006 among Toys “R” Us Properties (UK) Limited, as borrower, Vanwall Finance PLC, as senior lender, the Royal Bank of Scotland plc, as junior lender, and Deutsche Bank AG, London Branch, as facility agent and security agent (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year, filed on April 28, 2006 and incorporated herein by reference).

10.18	Credit Agreement, dated as of July 19, 2006 (the “2006 Credit Agreement”), by and among Toys “R” Us - Delaware, Inc., as the Borrower, Banc of America Bridge LLC, as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Citicorp North America, Inc., as Collateral Agent, the Lenders named therein, Credit Suisse, as Documentation Agent, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Banc of America Securities LLC, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunning Managers (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.19	Amendment No.1, dated as of July 25, 2006, to the 2006 Credit Agreement (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

Exhibit No.	Document
10.20	Security Agreement, dated as of July 19, 2006, among Toys “R” Us – Delaware, Inc., and the Guarantors named therein, and Banc of America Bridge LLC, as Administrative Agent (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.21	Contract of Sale, dated as of September 13, 2006, by and between Toys “R” Us – Delaware, Inc., MAP 2005 Real Estate, LLC and VNO Surplus 2006 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

10.22	Credit Agreement, dated as of December 1, 2006, by and among Toys “R” Us – Delaware, Inc., as the Borrower, Banc of America Bridge LLC, as Administrative Agent and as Syndication Agent and Banc of America Securities LLC as Lead Arranger (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

10.23*	Amended and Restated Toys “R” Us Holdings, Inc. 2005 Management Equity Plan, adopted on August 3, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 18, 2007 and incorporated herein by reference).

10.24*	Amended and Restated Toys “R” Us, Inc. Management Incentive Compensation Plan, effective as of February 2, 2003 (filed as Exhibit F to the Registrant’s Proxy Statement on Form DEF 14A, filed on April 30, 2003 and incorporated herein by reference).

10.25*	Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of October 1, 1995, between the Registrant and American Express Trust company (filed as Exhibit 10.14 to the Registrant’s Registration of Securities on Form 8-B, filed on January 3, 1996 and incorporated herein by reference).

10.26*	Amended and Restated Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of December 3, 2003 (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed on April 14, 2004 and incorporated herein by reference).

10.27*	Amendment to Amended and Restated Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of March 16, 2005 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed on April 29, 2005 and incorporated herein by reference).

10.28*	Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of January 31, 2003, between Registrant and Wachovia Bank, N.A. (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on April 14, 2004 and incorporated herein by reference).

10.29*	Toys “R” Us, Inc. Split Dollar Plan, effective February 1, 1996 and Amendment to Toys “R” Us, Inc. Split Dollar Plan, effective November 5, 2003 (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, filed on April 14, 2004 and incorporated herein by reference).

10.30*	Summary of 2006 Corporate Incentive Program (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 13, 2006 and incorporated herein by reference).

10.31*	Form of Toys “R” Us Holdings, Inc. Non-Qualified Stock Option For Executive Officers (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.32*	Form of Toys “R” Us Holdings, Inc. Restricted Stock Agreement (With Consideration) for Executive Officers (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.33*	Form of Toys “R” Us Holdings, Inc. Restricted Stock Agreement (Without Consideration) for Executive Officers (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.34*	Advisory Agreement, dated as of July 21, 2005, among the Registrant, Toys “R” Us Holdings, Inc., Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck, LLC (filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

Exhibit No.	Document
10.35*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Gerald Storch, dated as of February 6, 2006 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2006 and incorporated herein by reference).

10.36*	Retention Agreement between Toys “R” Us, Inc. and Richard L. Markee dated as of May 1, 1997 (filed as Exhibit 10P to the Registrant’s Quarterly Report on Form 10-Q, filed on June 17, 1997 and incorporated herein by reference).

10.37*	Amendment to Retention Agreement between Toys “R” Us, Inc. and Richard L. Markee dated May 6, 1999 (filed as Exhibit 10P to the Registrant’s Annual Report on Form 10-K, filed on April 26, 2000 and incorporated herein by reference).

10.38*	Special Bonus and Option Agreement, dated as of July 22, 2005, among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Richard L. Markee (filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.39*	Amendment to Retention Agreement, dated February 11, 2005, by and between Toys “R” Us, Inc. and Raymond L. Arthur (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 14, 2005 and incorporated herein by reference).

10.40*	Retention Agreement between Toys “R” Us, Inc. and John Barbour, dated as of November 1, 2004 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 8, 2004 and incorporated herein by reference).

10.41*	Amendment to Retention Agreement, dated February 11, 2005, by and between Toys “R” Us, Inc. and John Barbour (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 14, 2005 and incorporated herein by reference).

10.42*	Amendment to Retention Agreement, dated July 21, 2005, by and between Toys “R” Us, Inc. and John Barbour (filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.43*	Retention agreement between Toys “R” Us, Inc. and Raymond L. Arthur, dated as of November 1, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 8, 2004 and incorporated herein by reference).

10.44*	Second Amendment, dated as of September 12, 2005, to the Retention Agreement, by and between Toys “R” Us, Inc. and Raymond L. Arthur (filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.45*	Amended and Restated Retention Agreement between Toys R Us, Inc. and Deborah M. Derby, dated as of November 1, 2004 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 8, 2004 and incorporated herein by reference).

10.46*	Amendment dated as of February 11, 2005, to the Retention Agreement, by and between Toys “R” Us, Inc. and Deborah M. Derby (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 14, 2005 and incorporated herein by reference).

10.47*	Amendment dated as of July 21, 2005, to the Retention Agreement, between Toys “R” Us, Inc. and Deborah M. Derby (filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.48*	Retention Agreement between Toys “R” Us, Inc. and John H. Eyler, Jr., dated January 6, 2000 (filed as Exhibit BB to the Registrant’s Annual Report on Form 10-K, filed on April 26, 2000 and incorporated herein by reference).

10.49*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and F. Clay Creasey, Jr., dated as of April 5, 2006 (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2006 and incorporated herein by reference).

10.50*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Daniel Caspersen, dated as of May 5, 2006 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 13, 2006 and incorporated herein by reference).

10.51*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Ronald D. Boire, dated as of June 28, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 29, 2006 and incorporated herein by reference).

10.52*	Employment Letter to Richard L. Markee, dated as of October 13, 2006 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

10.53*	Consulting Agreement between Toys “R” Us, Inc. and Richard L. Markee, dated as of October 13, 2006 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

10.54*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Richard Ruppert, dated as of October 31, 2006 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

10.55*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Claire Babrowski, dated as of May 29, 2007.

12	Statement re: computation of ratio of earnings to fixed charges.

21	Subsidiaries of the Registrant as of February 2, 2008.

24	Power of Attorney, dated April 9, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement.