Form 10-Q
period 2008-05-03
TOYS R US INC
filed 2008-06-10
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

Commission file number 1-11609

TOYS “R” US, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3260693
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Geoffrey Way Wayne, New Jersey	07470
(Address of principal executive offices)	(Zip code)

(973) 617-3500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 10, 2008 there were outstanding 48,955,808 shares of common stock of Toys “R” Us, Inc.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	May 3, 2008	February 2, 2008	May 5, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$408	$751	$379
Short-term investments	20	168	—
Accounts and other receivables	198	256	246
Merchandise inventories	2,227	1,998	2,014
Income taxes receivable	—	—	44
Current deferred tax assets	81	80	57
Prepaid expenses and other current assets	187	140	157

Total current assets	3,121	3,393	2,897
Property and equipment, net	4,351	4,385	4,303
Goodwill, net	366	366	365
Deferred tax assets	196	197	103
Restricted cash	135	131	122
Other assets	472	480	491

	$8,641	$8,952	$8,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$48	$—	$211
Accounts payable	1,349	1,534	1,384
Accrued expenses and other current liabilities	908	996	764
Income taxes payable	19	128	4
Current portion of long-term debt	29	50	57

Total current liabilities	2,353	2,708	2,420
Long-term debt	5,898	5,824	5,722
Deferred tax liabilities	21	21	43
Deferred rent liabilities	262	261	252
Other non-current liabilities	379	374	390
Minority interest in Toys - Japan	142	153	127
Stockholders’ deficit	(414)	(389)	(673)

	$8,641	$8,952	$8,281

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
(In millions)	May 3, 2008	May 5, 2007
Net sales	$2,719	$2,581
Cost of sales	1,742	1,671

Gross margin	977	910

Selling, general and administrative expenses	875	791
Depreciation and amortization	100	96

Total operating expenses	975	887

Operating earnings	2	23
Other (expense) income:
Interest expense	(100)	(122)
Interest income	7	8

Loss before income taxes and minority interest	(91)	(91)
Income tax benefit	44	44
Minority interest	11	6

Net loss	$(36)	$(41)

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
(In millions)	May 3, 2008	May 5, 2007
Cash Flows from Operating Activities:
Net loss	$(36)	$(41)
Adjustments to reconcile Net loss to net cash used in operating activities:
Depreciation and amortization	100	96
Net gains on sales of properties	—	(3)
Amortization of debt issuance costs	8	5
Minority interest in Toys - Japan	(11)	(6)
Deferred income taxes	(7)	1
Other	(7)	12
Changes in operating assets and liabilities:
Accounts and other receivables	63	(10)
Merchandise inventories	(217)	(319)
Prepaid expenses and other operating assets	(32)	(23)
Accounts payable	(201)	66
Accrued expenses and other liabilities	(73)	(142)
Income taxes payable and receivable	(101)	(59)

Net cash used in operating activities	(514)	(423)

Cash Flows from Investing Activities:
Capital expenditures	(65)	(31)
(Increase) decrease in restricted cash	(4)	26
Proceeds from sale of fixed assets	—	5
Sale of short-term investments	148	—

Net cash provided by investing activities	79	—

Cash Flows from Financing Activities:
Long-term debt borrowings	213	4
Short-term debt borrowings	48	87
Long-term debt repayments	(178)	(37)
Short-term debt repayments	—	(26)
Dividend paid to Toys - Japan minority interest	(2)	(1)
Capitalized debt issuance costs	(3)	—

Net cash provided by financing activities	78	27

Effect of exchange rate changes on cash and cash equivalents	14	10

Cash and cash equivalents:
Net decrease during period	(343)	(386)
Cash and cash equivalents at beginning of period	751	765

Cash and cash equivalents at end of period	$408	$379

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock Issued (1)		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
(In millions)	Shares	Amount
Balance, February 2, 2008	—	$—	$10	$20	$(419)	$(389)
Cumulative effect of change in accounting principle, net of tax (Note 2)	—	—	—	—	1	1
Net loss	—	—	—	—	(36)	(36)
Unrealized gain on hedged transactions, net of tax	—	—	—	3	—	3
Foreign currency translation adjustments, net of tax	—	—	—	5	—	5
Stock compensation expense	—	—	2	—	—	2

Balance, May 3, 2008	—	$—	$12	$28	$(454)	$(414)

(1)

$0.01 par value; authorized 3,000 shares, outstanding 1,000 shares. Pursuant to the reorganization on June 10, 2008, our shares were exchanged for 48,955,808 shares, $0.001 par value. See Note 13 entitled “Reorganization” for information on the issuance of new common stock.

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of May 3, 2008, February 2, 2008, and May 5, 2007, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 3, 2008 and May 5, 2007, and the Condensed Consolidated Statement of Stockholders’ Deficit for the thirteen weeks ended May 3, 2008, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Consolidated Balance Sheet at February 2, 2008, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 2, 2008. The results of operations for the thirteen weeks ended May 3, 2008 and May 5, 2007 are not necessarily indicative of operating results of the full year.

As of February 3, 2008, we changed our accounting method for valuing the merchandise inventories of our Toys “R” Us-U.S. (“Toys-U.S.”) and Babies “R” Us (“Babies”) segments from the retail inventory method to the cost method. We have accounted for the change in accounting principle in accordance with Statement of Financial Accounting Standards (“SFAS”) 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Changes in accounting principle” for the impact on our Condensed Consolidated Financial Statements and further details.

On February 3, 2008, we adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities, as amended by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions” and FSP 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements.” Refer to Note 5 to the Condensed Consolidated Financial Statements entitled “Fair value measurement” for the impact on our Condensed Consolidated Financial Statements.

2. Change in accounting principle

On February 3, 2008, we changed our accounting method for valuing the domestic merchandise inventories (62% of consolidated Merchandise inventories) of our Toys-U.S. and Babies segments from the lower of cost or market as determined by retail inventory methods to the lower of cost or market as determined by cost methods, as follows:

•	37% of merchandise inventories were previously valued at retail LIFO (last-in, first-out) and were converted to LIFO cost;

•	18% of merchandise inventories were previously valued at retail FIFO (first-in, first-out) and were converted to weighted average cost; and

•	7% of merchandise inventories were previously valued at retail LIFO and were converted to weighted average cost.

This change followed the domestic implementation of a perpetual inventory system, which is now used in the computation of weighted average cost and LIFO cost. In the first quarter of fiscal 2007, we changed our accounting method for valuing the merchandise inventories of our International segment (excluding Toys “R” Us – Japan, Ltd. (“Toys – Japan”), which was already on the weighted average cost method) from the retail FIFO inventory method to the weighted average cost method following the implementation of our perpetual inventory system internationally.

Management believes these cost methods are preferable to the retail inventory methods because they result in greater precision in the determination of cost of sales and merchandise inventories. Our newly instituted perpetual inventory system provides management product level detail by store on both a cost and retail price basis. Management believes the weighted average cost method provides for a better matching of cost of sales with related sales and the LIFO cost method provides greater precision than the LIFO retail method.

The Company continues to utilize the LIFO method for a portion of its merchandise inventories for financial reporting purposes in part to maintain conformity with the LIFO method used for income tax purposes. We are evaluating the existing LIFO data to determine the feasibility of converting approximately 25% of our remaining merchandise inventories valued using LIFO cost for financial statement purposes to weighted average cost, as this portion is not on the LIFO method for income tax purposes. The excess of replacement or current cost over stated LIFO value, net of the lower of cost or market reserve, for the periods presented is immaterial to our Consolidated Financial Statements under either the retail or the cost methods. As of May 3, 2008, we valued 33% of our consolidated Merchandise inventories under the LIFO cost method and the remainder using the weighted average cost method. As of May 5, 2007, we valued 42% of consolidated Merchandise inventories under the weighted average cost method and the remainder valued using the retail inventory method (LIFO for 42% and FIFO for 16%).

In accordance with SFAS 154, we recorded the cumulative effect of the change in accounting principle as of February 3, 2008. We determined that retrospective application for periods prior to fiscal 2008 is impracticable, as the period-specific information necessary to value merchandise inventories under the weighted average cost and LIFO cost methods is unavailable.

As of February 3, 2008, the cumulative effect of this change in accounting principle was a nominal reduction in Merchandise inventories, a nominal increase in Deferred tax assets, a reduction in Accrued expenses and other current liabilities of $1 million and a net decrease in Stockholders’ deficit of $1 million.

For comparability purposes, the following table sets forth the effects of the change in accounting principle by comparing our Condensed Consolidated Balance Sheet (as reported under the cost methods) to pro forma Condensed Consolidated Balance Sheet (as if merchandise inventories were valued under the retail inventory method) as of May 3, 2008:

(In millions) As of May 3, 2008	As reported	Pro forma	Increase (Decrease) from Change in Accounting
Merchandise inventories	$2,227	$2,216	$11
Total current assets	3,121	3,110	11
Total assets	8,641	8,630	11
Accrued expenses and other current liabilities	908	904	4
Total current liabilities	2,353	2,349	4
Stockholders’ deficit	(414)	(421)	7
Total liabilities and stockholders’ deficit	8,641	8,630	11

For comparability purposes, the following table sets forth the effects of the change in accounting principle by comparing our Condensed Consolidated Statement of Operations (as reported under the cost methods) to pro forma Condensed Consolidated Statement of Operations (as if merchandise inventories were valued under the retail inventory method) for the thirteen weeks ended May 3, 2008:

(In millions) For the 13 Weeks Ended May 3, 2008	As reported	Pro forma	Increase (Decrease) from Change in Accounting
Cost of sales	$1,742	$1,754	$(12)
Gross margin	977	965	12
Operating earnings (loss)	2	(10)	12
Loss before income taxes and minority interest	(91)	(103)	12
Income tax benefit	44	49	(5)
Net loss	(36)	(43)	7

3. Short-term borrowings and long-term debt

A summary of our consolidated Short-term borrowings and Long-term debt as of May 3, 2008, February 2, 2008 and May 5, 2007 is outlined in the table below:

(In millions)	May 3, 2008	February 2, 2008	May 5, 2007
Short-term borrowings
Toys-Japan, short-term bank loans	$48	$—	$211

Long-term debt
Note due in semi-annual installments through February 20, 2008	—	21	31
Toys-Japan 0.77%-1.18% loans due fiscal 2008	—	137	—
Toys-Japan committed credit line due fiscal 2011	190	—	—
Asset sale facility, due July 19, 2008	—	—	44
Secured real estate loan, due August 9, 2008(1)	800	800	800
Unsecured credit agreement, due December 9, 2008(1)	1,300	1,300	1,300
$2.0 billion secured revolving credit facility, expires fiscal 2010	—	—	—
Multi-currency revolving credit facility, expires fiscal 2010	—	—	—
Toys-Japan 1.20%-2.80% loans maturing fiscals 2010-2014	151	153	139
7.625% notes, due fiscal 2011(2)	516	517	521
Secured term loan facility, due fiscal 2012	797	797	800
Unsecured credit facility, due fiscal 2012	180	180	180
French real estate credit facility, due fiscal 2012	98	95	87
Spanish real estate credit facility, due fiscal 2012	204	196	181
U.K. real estate senior credit facility, due fiscal 2013	698	696	708
U.K. real estate junior credit facility, due fiscal 2013	124	124	127
7.875% senior notes, due fiscal 2013(2)	392	392	391
7.375% senior notes, due fiscal 2018(2)	407	407	407
8.750% debentures, due fiscal 2021(3)	22	22	22
Capital leases and other	48	37	41

	5,927	5,874	5,779
Less current portion	29	50	57

Total long-term debt	$5,898	$5,824	$5,722

(1)	We have classified these loans as long-term debt because we have the contractual ability and intent to extend the due dates to fiscal 2010.

(2)	Represents obligations of the Toys “R” Us, Inc. legal entity.

(3)	Represents obligations of Toys “R” Us, Inc. and Toys "R" Us-Delaware.

As of May 3, 2008, we were in compliance with all of our financial covenants related to our outstanding debt. The total fair market values of our Short-term borrowings and Long-term debt, with carrying values of $6.0 billion at May 3, 2008 and $5.9 billion at February 2, 2008, were $5.4 and $5.1 billion, respectively. The fair market values of our Short-term borrowings and Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods.

Borrowing Availability

At May 3, 2008, we had no outstanding borrowings and a total of $120 million of outstanding letters of credit under our $2.0 billion secured revolving credit facility, which expires in fiscal 2010. We had availability of $1,054 million under the facility at May 3, 2008. In addition, we had no outstanding borrowings and we had $411 million of availability under our multi-currency revolving credit facility (£95 million and €145 million) which expire in fiscal 2010.

Toys - Japan Unsecured Credit Lines ($48 million and $190 million at May 3, 2008)

On March 31, 2008, Toys – Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). We paid fees of $3 million to enter into the agreement, which have been capitalized as deferred debt issuance costs and will be amortized over the term of the agreement.

Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($190 million at May 3, 2008), which expires in fiscal 2011, and bears an interest rate of TIBOR plus 0.63% per annum. Tranche 2 is available in amounts of up to ¥15 billion ($143 million at May 3, 2008), which expires in fiscal 2009, and bears an interest rate of TIBOR plus 0.35% per annum.

The agreement contains covenants, including, among other things, covenants that require Toys – Japan to maintain a certain minimum level of net assets and profitability during the agreement terms. The agreement also restricts us from reducing our ownership percentage in Toys – Japan. At May 3, 2008, we had outstanding Long-term debt of $190 million under Tranche 1. In addition, we had remaining availability of $143 million under Tranche 2 at May 3, 2008.

Prior to March 31, 2008, Toys – Japan maintained loans under uncommitted credit facilities with various financial institutions. At February 2, 2008, borrowings under these uncommitted credit facilities of $137 million were classified as Long-term debt as we refinanced these borrowings under Tranche 1 on April 30, 2008. At May 3, 2008 and May 5, 2007, borrowings under these uncommitted credit facilities of $48 million and $211 million, respectively, were classified as Short-term borrowings.

Guarantees

We currently guarantee 80% of Toys - Japan’s three installment loans from a third party in Japan, totaling ¥4.3 billion ($41 million). These loans have annual interest rates of 2.6% – 2.8% and mature from 2012 to 2014 and are reported as part of the Toys-Japan bank loans of $151 million at May 3, 2008. On May 13, 2008, we entered into an agreement with McDonald’s Holding Company (Japan), Ltd. (“McDonald’s Japan”), in which we promise to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% of Toys – Japan’s three installment loans.

4. Derivative instruments and hedging activities

For our derivatives that are designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), no material ineffectiveness existed at May 3, 2008 and May 5, 2007. We recorded $1 million and less than $1 million, respectively, to Interest expense related to these cash flow hedges for the thirteen weeks ended May 3, 2008 and May 5, 2007.

During the first quarter of fiscals 2008 and 2007, we recorded a net $2 million reduction and a net $8 million charge, respectively, to Interest expense related to the change in fair value of our derivatives that do not qualify for hedge accounting.

Subsequent Event

On May 8, 2008, we entered into two new interest rate swaps related to our $1.3 billion Unsecured Credit Facility. The interest rate swaps convert the variable LIBOR-based portion of our interest payments to a fixed rate of interest of 3.14%, which will effectively fix the all-in interest rate of the facility at 6.14%. The interest rate swaps mature in December of 2010, corresponding with the final maturity of the Unsecured Credit Facility. The interest rate swaps have been designated as cash flow hedges under SFAS 133. The interest rate cap and corridor that were previously designated as hedges of the $1.3 billion Unsecured Credit Facility were de-designated, and the remaining $3 million previously recorded in Other comprehensive loss will be amortized to Interest expense as the hedged items affect earnings.

5. Fair value measurements

On February 3, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Derivative Financial Instruments

Currently, we use derivative financial arrangements to manage a variety of risk exposures, including interest rate risk associated with our long-term debt and foreign currency risk relating to cross-currency intercompany lending. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities.

To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of May 3, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified as a Level 2 within the fair value hierarchy.

Short-term Investments

Our Short-term investments are comprised of municipal auction-rate securities, which are instruments that are exchanged through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, usually every 7, 28, 35, or 90 days. This mechanism generally allows existing investors to roll over their holdings and continue to own their respective securities or liquidate their holdings by selling their securities.

As of May 3, 2008, we held $20 million of auction-rate securities, which are classified under Current assets as Short-term investments on our Condensed Consolidated Balance Sheets. On May 6, 2008, subsequent to the end of the fiscal quarter, one of our auction-rate securities was called at par by the issuer for $10 million. As of the date of this filing, the remaining balance of these securities was $10 million. This auction-rate security is currently rated AAA, the highest investment grade rating afforded by credit rating agencies. This security was valued using a management model that takes into consideration the financial conditions of the issuers and the bond insurers, current market condition and the value of the collateral bonds. We have determined that the significant majority of the inputs used to value these securities fall within Level 3 of the fair value hierarchy as the inputs are based on unobservable management estimates.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of May 3, 2008, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 3, 2008
Derivative financial instruments	$—	$8	$—	$8
Short-term investments	—	—	20	20

Total	$—	$8	$20	$28

The table below presents the changes in the fair value of our Short-term investments, which are classified as Level 3 inputs within the fair value hierarchy, during the thirteen weeks ended May 3, 2008.

(In millions)	Short-term investments
Beginning balance, February 3, 2008	$168
Settlements	(148)

Ending balance, May 3, 2008	$20

6. Income taxes

The following table summarizes our income tax benefit and effective tax rates for the thirteen weeks ended May 3, 2008 and May 5, 2007:

	13 Weeks Ended
($ in millions)	May 3, 2008	May 5, 2007
Loss before income taxes and minority interest	$(91)	$(91)
Income tax benefit	44	44
Effective tax rate	(48.4)%	(48.4)%

The effective tax rates for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively, were based primarily on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate was 45.7% compared to 52.3% in the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to our mix of earnings, and our determination to utilize foreign tax credits in the current quarter, rather than electing to deduct foreign taxes.

For the thirteen weeks ended May 3, 2008, our effective tax rate was impacted primarily by a $3 million increase in state deferred tax assets. For the thirteen weeks ended May 5, 2007, our effective tax rate was impacted by a $2 million decrease in deferred tax assets for certain foreign net operating losses and a $2 million increase in interest for U.S. taxes due.

7. Comprehensive Loss

Comprehensive loss, net of taxes, is comprised of:

	13 Weeks Ended
(In millions)	May 3, 2008	May 5, 2007
Net loss	$(36)	$(41)
Foreign currency translation adjustments, net of tax	5	30
Unrealized gain on hedged transactions, net of tax	3	—

Comprehensive loss	$(28)	$(11)

8. Segments

Our reportable segments are: Toys–U.S., which operates toy stores in 49 states and Puerto Rico and is responsible for our internet operations; Toys “R” Us-International (“International”), which operates and licenses or franchises toy stores in 33 foreign countries with wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom, and consolidates the results of Toys - Japan; and Babies, which operates stores in 42 states. We identify segments based on the information used by our chief operating decision maker to analyze performance and to allocate resources among each business unit of the Company. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Our percentages of Net sales by product category were as follows:

	13 Weeks Ended
(In millions)	May 3, 2008	May 5, 2007
Juvenile	41.7%	41.4%
Entertainment	15.9%	15.6%
Seasonal	15.1%	16.0%
Learning	14.3%	14.1%
Core Toy	11.8%	11.8%
Other(1)	1.2%	1.1%

Total	100.0%	100.0%

(1)	Consists primarily of shipping revenues related to our Internet-based sales for Toys-U.S. and non-product related other revenues.

A summary of operations by reportable segment is as follows:

	13 Weeks Ended
(In millions)	May 3, 2008	May 5, 2007
Net sales
Toys-U.S.(1)	$1,036	$1,024
International(1)	1,008	908
Babies	675	649

Total Net sales	$2,719	$2,581

Operating (loss) earnings
Toys-U.S.	$(12)	$9
International	(38)	(23)
Babies	114	104
Corporate and other charges	(62)	(67)

Operating earnings	2	23
Interest expense	(100)	(122)
Interest income	7	8

Loss before income taxes and minority interest	$(91)	$(91)

(1)	Includes Net sales from side-by-side and “R” superstores.

(In millions)	May 3, 2008	February 2, 2008	May 5, 2007
Merchandise inventories
Toys-U.S.(1)	$879	$865	$863
International	1,007	756	836
Babies(1)	341	377	315

Total merchandise inventories	$2,227	$1,998	$2,014

(1)

Refer to Note 2 to Condensed Consolidated Financial Statements entitled “Change in accounting principle” for the impact of the change in accounting methods for valuing the Merchandise inventories of our U.S. segments.

9. Litigation and legal proceedings

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

Toys - Japan had previously been a party to a service agreement with McDonald’s Japan which Toys - Japan terminated on November 30, 2006. On February 28, 2007, McDonald’s Japan filed a lawsuit in the Tokyo District Court challenging Toys - Japan’s ability to terminate the service agreement and seeking to enforce that agreement. Toys - Japan had previously established a reserve of $5 million for termination expenses and other fees recorded to SG&A expense. Subsequent to the quarter end, on May 13, 2008, a settlement was reached in which Toys – Japan and McDonald’s Japan agreed to the termination of the service agreement and the payment by Toys – Japan of ¥2.0 billion ($19 million as of May 13, 2008) to McDonald’s Japan. The settlement agreement resulted in an increase to SG&A expenses of $14 million and a reduction of earnings by approximately $5 million after the minority interest and tax impact for the thirteen weeks ended May 3, 2008.

In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our Condensed Consolidated Financial Statements taken as a whole.

10. Related party transactions

Transactions with the Sponsors – We are indirectly owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co., and Vornado Realty Trust (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the July 21, 2005 merger and recapitalization (“Merger Transaction”). The quarterly fee for the first quarters of fiscal 2008 and fiscal 2007 were $4 million per quarter, and the quarterly fees for the second, third, and fourth quarters of fiscal 2008 will be $4 million per quarter.

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

During the first quarter of fiscal 2007, we sold two properties to Vornado Surplus 2006 Realty LLC for gross proceeds of approximately $5 million and recorded a gain of $3 million.

11. Toys-Japan tender offer

On May 13, 2008, TRU Japan Holdings 2, LLC (“Holdings 2”), our newly formed wholly-owned subsidiary, announced an open tender offer to purchase a minimum of 4,519,000 shares of Toys – Japan from McDonald’s Japan and all public shareholders at ¥729 ($6.81 at June 10, 2008) per share. The tender offer closed on June 10, 2008, on which date Holdings 2 purchased 4,943,036 shares for $34 million.

12. Recent accounting pronouncements

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities Exchange and Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect its adoption will have a material impact on our Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our Condensed Consolidated Financial Statements disclosure.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for business combinations for which the acquisition date is on or after the start of the first annual period beginning on or after December 15, 2008. We do not expect its adoption to have a material impact on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. SFAS 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As of May 3, 2008, February 2, 2008 and May 5, 2007, noncontrolling interests of $142 million, $153 million and $127 million, respectively, were recorded on our Condensed Consolidated Balance Sheets. Our Condensed Consolidated Statements of Operations reflect $11 million of loss for the thirteen weeks ended May 3, 2008 related to the portion of our net losses attributable to noncontrolling interests in Toys-Japan. We are currently assessing the impact that SFAS 160 will have on our Condensed Consolidated Financial Statements.

In February 2008, SFAS 157 was amended by FSP 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements” (“FSP 157-2”). As such, SFAS 157 (as amended) is partially effective for measurements and disclosures of financial assets and liabilities for fiscal years beginning after November 15, 2007 and is fully effective for measurement and disclosure provisions on all applicable assets and liabilities for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that FSP 157-2 will have on our Condensed Consolidated Financial Statements.

13. Reorganization

On June 10, 2008, we entered into a plan of reorganization pursuant to IRC §368(a) with Toys “R” Us Holdings, Inc. (“Parent”) under the terms of which our Parent transferred all of its assets (including 1,000 shares of our Pre-Reorganization Common Stock (as defined below)) and liabilities to us in exchange for us issuing 48,955,808 shares of our Post-Reorganization Stock (as defined below) to Parent. In addition, pursuant to the plan of reorganization, we assumed the obligations and succeeded the rights of Parent under the 2005 Management Equity Plan (“Management Equity Plan”). In order to effect the plan of reorganization, we amended our Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) on June 10, 2008, in order to authorize 55,000,000 shares of common stock, par value $0.001 per share (the “Post-Reorganization Common Stock”) in addition to the already existing 3,000 shares of common stock, par value $0.01 per share (the “Pre-Reorganization Common Stock”). After effecting the plan of reorganization, we amended and restated the Certificate of Incorporation on June 10, 2008 in order to change the authorized capital to consist of only 55,000,000 shares of Post-Reorganization Common Stock. Immediately after the exchange, Parent, pursuant to the plan of reorganization, was dissolved. In connection with the dissolution of Parent, Parent distributed all of its assets (consisting solely of the Post-Reorganization Common Stock) to its shareholders, in a ratio of one share of Post-Reorganization Stock for each share of Parent common stock owned by each shareholder. On June 10, 2008, our by-laws were also amended and restated in order to incorporate certain Sponsor related provisions formerly contained in the Parent's by-laws. Accordingly, our common stock is now held directly by the former shareholders of Parent, including the Sponsors and certain members of management. In connection with the plan of reorganization, we also amended certain agreements in order for the Company to assume the responsibilities and obligations of Parent under those agreements, including the Advisory Agreement among Parent, the Company and affiliates of our Sponsors, dated as of July 21, 2005, and the Management Equity Plan, pursuant to which certain members of management of our Company hold stock. We also assumed the responsibilities and obligations under the Stockholders Agreement among Parent, affiliates of our Sponsors and certain other Persons, dated as of July 21, 2005, which, among other things, contains provisions regarding the composition of our Board of Directors and Sponsor approval of certain actions, including, but not limited to, a change in control of the Company, the incurrence of certain indebtedness by the Company and certain acquisitions and dispositions by the Company.

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

Our Business

We generate sales, earnings, and cash flows by retailing toys, baby-juvenile products and children’s apparel worldwide. Our reportable segments are currently Toys “R” Us – U.S. (“Toys - U.S.”), which operates toy stores in 49 states and Puerto Rico and sells merchandise through our Internet sites; Toys “R” Us – International (“International”), which operates and licenses or franchises stores in 33 foreign countries; and Babies “R” Us (“Babies”), which operates specialty baby-juvenile stores in 42 states. As of May 3, 2008, there were 1,530 wholly-owned and franchised “R” Us branded retail stores worldwide.

Financial Performance

As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen weeks ended May 3, 2008 compared to the thirteen weeks ended May 5, 2007:

	13 Weeks Ended
($ in millions)	May 3, 2008	May 5, 2007
Net sales growth (versus prior year)	5.3%	7.3%
Gross margin as a percentage of Net sales	35.9%	35.3%
Selling, general and administrative expenses as a percentage of Net sales	32.2%	30.6%
Net loss	$(36)	$(41)

•

Consolidated Net sales for the thirteen weeks ended May 3, 2008 increased due to benefits in foreign currency translation, the net addition of 16 new wholly-owned stores, the conversion of certain stores to our side-by-side and “R” superstore formats, and increases in our Internet-based Net sales.

•

Gross margin as a percentage of Net sales for the thirteen weeks ended May 3, 2008 increased due to increased markup at all of our segments, and the effect of changing our accounting method for valuing merchandise inventories of our Toys-U.S. and Babies segments.

•

Selling, general and administrative expenses (“SG&A”) as a percentage of Net sales for the thirteen weeks ended May 3, 2008 increased due to increases in store occupancy and payroll-related expenses, the contract termination settlement between Toys - Japan and McDonald’s Japan, as well as the fact that SG&A increased at a greater rate than the increase in Net sales due to new store openings.

•	Net loss for the thirteen weeks ended May 3, 2008 decreased primarily due to an improvement in Gross margin and a decrease in Interest expense, partially offset by an increase in SG&A.

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

	13 Weeks Ended
Comparable Store Net Sales Performance	May 3, 2008 vs. 2007	May 5, 2007 vs. 2006
Toys-U.S.	(0.4)%	5.1%
International	(4.1)%	3.9%
Babies	1.9%	2.8%

Store Count by Segment

	Segment Store Count
	May 3, 2008	May 5, 2007	Change
Toys-U.S.	584	586	(2)
Toys “R” Us - International (1)	685	685	—
Babies	261	254	7

Total	1,530	1,525	5

(1)

Store count as of May 3, 2008 includes 504 wholly-owned (including 168 in Japan) and 181 licensed and franchised stores. Store count as of May 5, 2007 includes 493 wholly-owned (including 170 in Japan) and 192 licensed and franchised stores.

Net Loss

	13 Weeks Ended
(In millions)	May 3, 2008	May 5, 2007	$ Change
Net loss	$(36)	$(41)	$5

Net loss decreased by $5 million for the thirteen weeks ended May 3, 2008, compared to the same period last year. Net loss decreased primarily due to an increase to our Gross margin of $67 million as a result of higher overall Net sales with a higher gross margin percentage, and a decrease to Interest expense of $22 million primarily due to lower average interest rates. Partially offsetting the decreases to our Net loss was an increase in our SG&A of $84 million. Included in the SG&A increase was $14 million related to the settlement with McDonald’s Japan, which increased Net loss by approximately $5 million after the minority interest and tax impact. Each of these changes includes the effect of foreign currency translation, which increased our Net loss by approximately $2 million.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ in millions)	May 3, 2008	May 5, 2007	$ Change	% Change	May 3, 2008	May 5, 2007
Toys-U.S.	$1,036	$1,024	$12	1.2%	38.1%	39.7%
International	1,008	908	100	11.0%	37.1%	35.2%
Babies	675	649	26	4.0%	24.8%	25.1%

Total Net sales	$2,719	$2,581	$138	5.3%	100.0%	100.0%

For the thirteen weeks ended May 3, 2008, Net sales increased by $138 million, or 5.3%, to $2.7 billion from $2.6 billion for the same period last year. Net sales for the thirteen weeks ended May 3, 2008 included the impact of foreign currency translation that increased Net sales by approximately $109 million.

Excluding foreign currency translation, Net sales for thirteen weeks ended May 3, 2008 increased primarily due to the net addition of 16 new wholly-owned stores at our International and Babies segments, the conversion of certain stores to our side-by-side and “R” superstore formats, increases in our Internet-based Net sales, along with increased comparable store net sales at our Babies segment. Partially offsetting these increases were decreased comparable store net sales at our Toys - U.S. and International segments.

Toys–U.S.

Net sales for the Toys – U.S. segment increased by $12 million, or 1.2%, to $1,036 million for the thirteen weeks ended May 3, 2008, compared to $1,024 million in the same period last year. The increase in Net sales was primarily a result of increases in our Internet-based Net sales, partially offset by a decrease in comparable store net sales of 0.4%.

The comparable store net sales decrease was primarily the result of decreases in our seasonal, learning and apparel categories, partially offset by sales increases in our entertainment category. The seasonal and apparel categories were affected by cooler spring weather in the first quarter of 2008 and the Easter holiday occurring two weeks earlier than in prior year. The learning category decreased primarily due to declines in sales of board games and plush toys. The increase in our entertainment category was driven by the strong demand for the Nintendo Wii video game system and related accessories. Our comparable store net sales were positively impacted by the conversion of certain stores to our side-by-side and “R” superstore formats.

International

Net sales for International increased by $100 million, or 11.0%, to $1,008 million for the thirteen weeks ended May 3, 2008, compared to $908 million in the same period last year. Excluding a $109 million increase in Net sales due to foreign currency translation, International Net sales decreased primarily due to a decrease in comparable store net sales of 4.1%, partially offset by increased Net sales from the addition of 11 new wholly-owned stores opened since May 5, 2007.

The comparable store net sales decrease was primarily impacted by decreases in our electronics and seasonal categories. Electronics decreased primarily due to strong prior year sales of video game hardware and software related to Nintendo Wii, Nintendo DS Lite and Sony Playstation 3. Sales of seasonal products decreased primarily due to cooler spring weather in the first quarter of 2008 and the resulting decrease in sales of outdoor products.

Babies

Net sales for Babies increased by $26 million, or 4.0%, to $675 million, for the thirteen weeks ended May 3, 2008, compared to $649 million in the same period last year. The increase was primarily a result of Net sales from 7 new stores opened since May 5, 2007 as well as a 1.9% increase in comparable store net sales.

The comparable store net sales increase was primarily the result of increases in our commodities and infant care categories. The commodities category was positively impacted by continued strong demand for value-packaged products, baby foods and household cleaners. The infant care category increased primarily due to strong demand for infant feeding products and monitors. Increases in these categories were partially offset by lower sales in the apparel category, which were affected by cooler spring weather in the first quarter of 2008 and the Easter holiday occurring two weeks earlier than in prior year.

Cost of Sales and Gross Margin

We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.

The following costs are included in “Cost of Sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	Gross Margin for the 13 Weeks Ended
				Percentage of Net Sales
($ in millions)	May 3, 2008	May 5, 2007	$ Change	May 3, 2008	May 5, 2007	Percentage of Net Sales Change
Toys-U.S.	$342	$340	$2	33.0%	33.2%	(0.2)%
International	363	314	49	36.0%	34.6%	1.4%
Babies	272	256	16	40.3%	39.4%	0.9%

Total Gross margin	$977	$910	$67	35.9%	35.3%	0.6%

Gross margin, as a percentage of Net sales, increased by 0.6 percentage points and increased $67 million for the thirteen weeks ended May 3, 2008, compared to the same period last year. Foreign currency accounted for approximately $38 million of the increase. Gross margin as a percentage of Net sales was affected by increased markup at all of our segments. Markup is the difference between an item’s cost and its retail price.

Additionally, in the first quarter of fiscal 2008, we changed our accounting method for valuing merchandise inventories at our Toys-U.S. and Babies segments (see Note 2 to the Condensed Consolidated Financial Statements entitled “Changes in accounting principle”), which contributed an approximate $12 million increase to our Gross margin.

Toys–U.S.

Gross margin increased by $2 million to $342 million for the thirteen weeks ended May 3, 2008, compared to $340 million in the same period last year. Gross margin as a percentage of Net sales for the thirteen weeks ended May 3, 2008 decreased 0.2 percentage points compared to the same period last year. The decrease in Gross margin as a percentage of Net sales was primarily due to price markdowns and a change in our sales mix towards lower margin products. The price markdowns were the result of planned increases in promotional events and clearance markdowns taken to keep inventory current. The change in sales mix related to increased sales of video game hardware.

Additionally, the change in accounting method for valuing merchandise inventories contributed an approximate $9 million increase to our Gross margin.

International

Gross margin increased by $49 million to $363 million for the thirteen weeks ended May 3, 2008, compared to $314 million in the same period last year. Foreign currency accounted for approximately $38 million of the increase. Gross margin as a percentage of Net sales for the thirteen weeks ended May 3, 2008 increased 1.4 percentage points.

The increase in Gross margin as a percentage of Net sales was primarily due to a change in sales mix toward sales of higher margin juvenile, video game software and learning products as well as decreased sales of lower margin video game hardware.

Babies

Gross margin increased by $16 million to $272 million for the thirteen weeks ended May 3, 2008 compared to $256 million for the same period last year. Gross margin as a percentage of Net sales increased 0.9 percentage points compared to the same period last year. This increase was partially due to stronger sales of higher margin products in the commodities, bedding, furniture and baby gear categories, partially offset by price markdowns to keep inventory current and from planned increases in promotional events.

Additionally, the change in accounting method for valuing merchandise inventories contributed an approximate $3 million increase to our Gross margin.

Selling, General and Administrative Expenses (SG&A)

The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses,

•	advertising expenses;

•	costs associated with operating our distribution network, including costs related to moving merchandise from distribution centers to stores;

•	impairment loss on long-lived assets;

•	other corporate-related expenses; and

•	other income.

	13 Weeks Ended
				Percentage of Net Sales
($ in millions)	May 3, 2008	May 5, 2007	$ Change	May 3, 2008	May 5, 2007	Percentage of Net Sales Change
Toys “R” Us - Consolidated	$875	$791	$84	32.2%	30.6%	1.6%

SG&A increased $84 million to $875 million, for the thirteen weeks ended May 3, 2008, compared to $791 million for the same period last year. As a percentage of Net sales, SG&A increased 1.6 percentage points. Foreign currency translation accounted for approximately $39 million of the increase.

Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to increases in store occupancy and payroll-related expenses. Store occupancy and payroll-related expenses increased at our International segment primarily due to 11 new wholly-owned stores. These expenses also increased at our Toys – U.S. and International segments to support conversions to new side-by-side and “R” superstore formats. Additionally, SG&A increased at our International segment due to the contract termination payment related to the settlement between Toys – Japan and McDonald’s Japan, which increased SG&A by $14 million (refer to Note 9 to our Condensed Consolidated Financial Statements entitled “Litigation and legal proceedings” for further details). The increase in SG&A as a percentage of Net sales was due, in part, to the fact that SG&A increased at a greater rate than the increase in Net sales for the reasons explained above.

Depreciation and Amortization

	13 Weeks Ended
(In millions)	May 3, 2008	May 5, 2007	$ Change
Toys “R” Us - Consolidated	$100	$96	$4

Depreciation and amortization increased by $4 million to $100 million for the thirteen weeks ended May 3, 2008, compared to $96 million for the same period last year. The increase is due to an approximate $3 million effect of foreign currency translation as well as added depreciation for new wholly-owned stores.

Interest Expense

	13 Weeks Ended
(In millions)	May 3, 2008	May 5, 2007	$ Change
Toys “R” Us - Consolidated	$100	$122	$(22)

Interest expense decreased by $22 million to $100 million for the thirteen weeks ended May 3, 2008 compared to $122 million for the same period last year. The decrease was primarily due to lower average interest rates during the quarter, and a $10 million reduction of charges due to the changes in the fair values of our derivatives which do not qualify for hedge accounting compared to the same period last year.

Interest Income

	13 Weeks Ended
(In millions)	May 3, 2008	May 5, 2007	$ Change
Toys “R” Us - Consolidated	$7	$8	$(1)

Interest income decreased by $1 million to $7 million for the thirteen weeks ended May 3, 2008 compared to $8 million for the same period last year.

Income Tax Benefit

	13 Weeks Ended
($ in millions)	May 3, 2008	May 5, 2007
Loss before income taxes and minority interest	$(91)	$(91)
Income tax benefit	44	44
Effective tax rate	(48.4)%	(48.4)%

The effective tax rates for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively, were based primarily on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate was 45.7% compared to 52.3% in the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to our mix of earnings, and our determination to utilize foreign tax credits in the current quarter, rather than electing to deduct foreign taxes.

For the thirteen weeks ended May 3, 2008, our effective tax rate was impacted primarily by a $3 million increase in state deferred tax assets. For the thirteen weeks ended May 5, 2007, our effective tax rate was impacted by a $2 million decrease in deferred tax assets for certain foreign net operating losses and a $2 million increase in interest for U.S. taxes due.

Liquidity and Capital Resources

Overview

At May 3, 2008, we had no outstanding borrowings and a total of $120 million of outstanding letters of credit under our $2.0 billion secured revolving credit facility, which expires in fiscal 2010. We had availability of $1,054 million under the facility at May 3, 2008. In addition, we had no outstanding borrowings and we had availability of $411 million under our multi-currency revolving credit facilities (£95 million and €145 million) which expire in fiscal 2010.

On March 31, 2008, Toys “R” Us – Japan, Ltd. (“Toys – Japan”) entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($190 million at May 3, 2008), which expires in fiscal 2011. Tranche 2 is available in amounts of up to ¥15 billion ($143 million at May 3, 2008), which expires in fiscal 2009. At May 3, 2008, we had $190 million of Long-term debt outstanding under Tranche 1 and availability of $143 million under Tranche 2.

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

	13 Weeks Ended
($ in millions)	May 3, 2008	May 5, 2007	$ Change	% Change
Net cash used in operating activities	$(514)	$(423)	$(91)	(21.5)%
Net cash provided by investing activities	79	—	79	—
Net cash provided by financing activities	78	27	51	188.9%
Effect of exchange rate changes on cash and cash equivalents	14	10	4	40.0%

Net decrease during period in cash and cash equivalents	$(343)	$(386)	$43	11.1%

Cash Flows Used in Operating Activities

During the thirteen weeks ended May 3, 2008, net cash used in operating activities was $514 million compared to $423 million used in operating activities during the thirteen weeks ended May 5, 2007. The $91 million increase in cash used in operating activities was primarily the result of increased payments on accounts payable due to the timing of vendor payments and increased payments for income taxes, which were partially offset by decreased purchases of merchandise inventories.

Cash Flows Used in Investing Activities

During the thirteen weeks ended May 3, 2008, net cash provided by investing activities was $79 million compared to $0 million for the thirteen weeks ended May 5, 2007. The increase was primarily the result of cash proceeds from sales of our Short-term investments in the first quarter of fiscal 2008, partially offset by increases in capital expenditures and restricted cash in the current fiscal quarter.

Our capital expenditures are primarily for financing construction of new stores and remodeling existing stores. In addition, our capital expenditures include costs to improve and enhance our information technology systems. For the remainder of the fiscal year, we plan to increase our capital spend over the prior year as we focus on future store improvements and growth in all our segments.

Cash Flows Provided by Financing Activities

During the thirteen weeks ended May 3, 2008, net cash provided by financing activities was $78 million compared to $27 million for the thirteen weeks ended May 5, 2007. The increase in net cash provided by financing activities was primarily due to increased net borrowings at Toys - Japan. See the Debt section below for further information.

Debt

On March 31, 2008, Toys - Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). During the thirteen weeks ended May 3, 2008, Toys - Japan had net borrowings on its Tranche 1 unsecured loan of $53 million. In addition, Toys - Japan borrowed $48 million under uncommitted credit facilities classified as Short-term borrowings. Partially offsetting these net borrowings at Toys - Japan were scheduled long-term debt repayments, including the final installment payment of $21 million on a note on February 20, 2008.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of payments related to long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Refer to the “CONTRACTUAL OBLIGATIONS” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, for details on our contractual obligations and commitments.

Credit Ratings

As of June 10, 2008, our current credit ratings, which are considered non-investment grade, were as follows:

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

Merchandise inventories

On February 3, 2008, we changed our accounting method for valuing the merchandise inventories of our Toys - U.S. and Babies segments from the retail inventory method to the cost method. This change in accounting principle was a result of implementing a perpetual inventory system in our domestic locations that allows management to track our inventory costs at a product level. We have accounted for the change in accounting principle in accordance with Statement of Financial Accounting Standards (“SFAS”) 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Change in accounting principles” for the impact on our Condensed Consolidated Financial Statements and further details.

Fair Value Measurements

On February 3, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), as amended by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions” and FSP 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements.” As such, SFAS 157 (as amended) is partially effective for measurements and disclosures of financial assets and liabilities for fiscal years beginning after November 15, 2007 and is fully effective for measurement and disclosure provisions on all applicable assets and liabilities for fiscal years beginning after November 15, 2008. Refer to Note 5 to the Condensed Consolidated Financial Statements entitled “Fair Value Measurements” for the impact to our Condensed Consolidated Financial Statements and further details.

A summary of other significant accounting policies and a description of accounting policies that we believe critical may be found in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, in the “CRITICAL ACCOUNTING POLICIES” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

There has been no significant change in our exposure to market risk during the thirteen weeks ended May 3, 2008. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities and Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of May 3, 2008 these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the current quarter, we implemented a cost-based accounting system at our wholly-owned subsidiary Toys “R” Us – Delaware, Inc. in the United States, thereby changing its method of accounting for cost of goods sold and inventory from a retail based to a cost-based accounting method.

Other than the foregoing, there were no changes in our internal control over financial reporting during our first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current lawsuits, claims and proceedings will not have a material adverse effect on our Condensed Consolidated Financial Statements taken as a whole.

Item 1A.	Risk Factors

At May 3, 2008, there had not been any material changes to the information related to the ITEM 1A. “RISK FACTORS” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 30, 2008, Toys “R” Us Holdings, Inc. (“Parent”), in its capacity as our sole shareholder, approved, in connection with the plan of reorganization described in Item 5 below, the following actions: (i) the adoption of Amendment No. 1 to our Restated Certificate of Incorporation, (ii) after effecting the plan of reorganization, the adoption of the Amended and Restated Certificate of Incorporation and (iii) the adoption of the Amended and Restated Toys “R” Us Holdings, Inc. 2005 Management Equity Plan, as amended. These actions are further described in Item 5 below.

Item 5.	Other Information

Reorganization

On June 10, 2008, we entered into a plan of reorganization pursuant to IRC §368(a) with Parent under the terms of which our Parent transferred all of its assets (including 1,000 shares of our Pre-Reorganization Common Stock (as defined below)) and liabilities to us in exchange for us issuing 48,955,808 shares of our Post-Reorganization Stock (as defined below) to Parent. In addition, pursuant to the plan of reorganization, we assumed the obligations and succeeded the rights of Parent under the 2005 Management Equity Plan (“Management Equity Plan”). In order to effect the plan of reorganization, we amended our Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) on June 10, 2008, in order to authorize 55,000,000 shares of common stock, par value $0.001 per share (the “Post-Reorganization Common Stock”) in addition to the already existing 3,000 shares of common stock, par value $0.01 per share (the “Pre-Reorganization Common Stock”). After effecting the plan of reorganization, we amended and restated the Certificate of Incorporation on June 10, 2008 in order to change the authorized capital to consist of only 55,000,000 shares of Post-Reorganization Common Stock. Immediately after the exchange, Parent, pursuant to the plan of reorganization, was dissolved. In connection with the dissolution of Parent, Parent distributed all of its assets (consisting solely of the Post-Reorganization Common Stock) to its shareholders, in a ratio of one share of Post-Reorganization Stock for each share of Parent common stock owned by each shareholder. On June 10, 2008, our by-laws were also amended and restated in order to incorporate certain Sponsor related provisions formerly contained in the Parent's by-laws. Accordingly, our common stock is now held directly by the former shareholders of Parent, including the Sponsors and certain members of management. In connection with the plan of reorganization, we also amended certain agreements in order for the Company to assume the responsibilities and obligations of Parent under those agreements, including the Advisory Agreement among Parent, the Company and affiliates of our Sponsors, dated as of July 21, 2005, and the Management Equity Plan, pursuant to which certain members of management of our Company hold stock. We also assumed the responsibilities and obligations under the Stockholders Agreement among Parent, affiliates of our Sponsors and certain other Persons, dated as of July 21, 2005, which, among other things, contains provisions regarding the composition of our Board of Directors and Sponsor approval of certain actions, including, but not limited to, a change in control of the Company, the incurrence of certain indebtedness by the Company and certain acquisitions and dispositions by the Company.

Toys-Japan tender offer

On May 13, 2008, TRU Japan Holdings 2, LLC (“Holdings 2”), our newly formed wholly-owned subsidiary, announced an open tender offer to purchase a minimum of 4,519,000 shares of Toys – Japan from McDonald’s Japan and all public shareholders at ¥729 ($6.81 at June 10, 2008) per share. The tender offer closed on June 10, 2008, on which date Holdings 2 purchased 4,943,036 shares for $34 million.

Item 6.	Exhibits

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

Date: June 10, 2008	/s/ F. CLAY CREASEY, JR.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

2.1	Reorganization Agreement, dated June 10, 2008, by and between the Registrant and Toys “R” Us Holdings, Inc.

3.1	Amendment No. 1 to the Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008.

3.2	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008.

3.3	Amended and Restated By-Laws of the Registrant, dated June 10, 2008.

10.1	Amendment No. 1, dated June 10, 2008, to the Amended and Restated Toys “R’ Us Holdings, Inc. 2005 Management Equity Plan, (subsequently assumed by the Registrant), adopted on August 3, 2007.

10.2	Stockholders Agreement among Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC and Vornado Truck LLC and certain other persons, dated as of July 21, 2005.

10.3	Amendment No. 1, dated June 10, 2008, to the Stockholders Agreement among Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC and Vornado Truck LLC and certain other persons, dated as of July 21, 2005.

10.4	Amendment No. 1, dated June 10, 2008, to the Advisory Agreement among the Registrant, Toys “R” Us Holdings, Inc., Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck LLC, dated as of July 21, 2005.

18	Letter re: change in accounting principle

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.