Form 10-Q
period 2008-08-02
TOYS R US INC
filed 2008-09-10
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2008
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
        As of September 10, 2008 there were outstanding 48,955,808 shares of common stock of Toys “R” Us, Inc.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 2,	February 2,	August 4,
(In millions)	2008	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$387	$751	$230
Short-term investments	-	168	-
Accounts and other receivables	155	256	173
Merchandise inventories	2,193	1,998	2,090
Income taxes receivable	-	-	92
Current deferred tax assets	80	80	58
Prepaid expenses and other current assets	162	140	135

Total current assets	2,977	3,393	2,778
Property and equipment, net	4,346	4,385	4,321
Goodwill, net	366	366	365
Deferred tax assets	193	197	132
Restricted cash	132	131	127
Other assets	459	480	501

	$8,473	$8,952	$8,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$82	$-	$235
Accounts payable	1,301	1,534	1,202
Accrued expenses and other current liabilities	836	996	762
Income taxes payable	34	128	14
Current portion of long-term debt	26	50	94

Total current liabilities	2,279	2,708	2,307
Long-term debt	5,905	5,824	5,820
Deferred tax liabilities	21	21	34
Deferred rent liabilities	265	261	254
Other non-current liabilities	337	374	389
Minority interest in Toys - Japan	98	153	130
Stockholders’ deficit	(432)	(389)	(710)

	$8,473	$8,952	$8,224

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(In millions)	2008	2007	2008	2007

Net sales	$2,771	$2,605	$5,490	$5,186
Cost of sales	1,757	1,669	3,499	3,341

Gross margin	1,014	936	1,991	1,845

Selling, general and administrative expenses	875	819	1,750	1,613
Depreciation and amortization	103	101	203	197
Gain on liquidation of foreign subsidiary	(39)	-	(39)	-
Net gains on sales of properties	(4)	(12)	(4)	(16)

Total operating expenses	935	908	1,910	1,794

Operating earnings	79	28	81	51
Other (expense) income:
Interest expense	(100)	(120)	(200)	(242)
Interest income	4	4	11	12

Loss before income taxes and minority interest	(17)	(88)	(108)	(179)
Income tax benefit	26	45	70	89
Minority interest	4	1	15	7

Net earnings (loss)	$13	$(42)	$(23)	$(83)

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
	August 2,	August 4,
(In millions)	2008	2007

Cash Flows from Operating Activities:
Net loss	$(23)	$(83)
Adjustments to reconcile Net loss to net cash used in operating activities:
Depreciation and amortization	203	197
Net gains on sales of properties	(4)	(16)
Amortization of debt issuance costs	17	14
Minority interest in Toys - Japan	(15)	(7)
Deferred income taxes	46	(32)
Gain on liquidation of foreign subsidiary	(39)	-
Other	(1)	10
Changes in operating assets and liabilities:
Accounts and other receivables	105	66
Merchandise inventories	(185)	(379)
Prepaid expenses and other operating assets	(3)	(3)
Accounts payable	(246)	(127)
Accrued expenses and other liabilities	(252)	(178)
Income taxes payable and receivable	(88)	(97)

Net cash used in operating activities	(485)	(635)

Cash Flows from Investing Activities:
Capital expenditures	(175)	(100)
(Increase) decrease in restricted cash	(1)	21
Purchase of Toys-Japan shares	(34)	-
Proceeds from sales of fixed assets	29	15
Proceeds from sales of short-term investments	167	-

Net cash used in investing activities	(14)	(64)

Cash Flows from Financing Activities:
Long-term debt borrowings	278	155
Short-term debt borrowings	100	146
Long-term debt repayment	(235)	(80)
Short-term debt repayment	(17)	(65)
Other	(5)	(1)

Net cash provided by financing activities	121	155

Effect of exchange rate changes on cash and cash equivalents	14	9

Cash and cash equivalents:
Net decrease during period	(364)	(535)
Cash and cash equivalents at beginning of period	751	765

Cash and cash equivalents at end of period	$387	$230

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

				Accumulated
	Common Stock		Additional	Other		Total
	Issued		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, February 2, 2008	-	$-	$10	$20	$(419)	$(389)
Cumulative effect of change in accounting principle, net of tax (Note 2)	-	-	-	-	1	1
Net loss	-	-	-	-	(23)	(23)
Unrealized gain on hedged transactions, net of tax	-	-	-	10	-	10
Foreign currency effect on liquidation of foreign subsidiary	-	-	-	(39)	-	(39)
Foreign currency translation adjustments, net of tax	-	-	-	3	-	3
Toys “R” Us Holdings, Inc. reorganization (1)	49	-	1	-	-	1
Stock compensation expense	-	-	4	-	-	4

Balance, August 2, 2008	49	$-	$15	$(6)	$(441)	$(432)

(1) Pursuant to the reorganization on June 10, 2008, our 1,000 shares, $0.01 par value, were exchanged for 48,955,808 shares, $0.001 par value. See Note 12 entitled “Reorganization” for information on the issuance of new common stock.
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of August 2, 2008, February 2, 2008, and August 4, 2007, the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007, the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 2, 2008 and August 4, 2007, and the Condensed Consolidated Statement of Stockholders’ Deficit for the twenty-six weeks ended August 2, 2008 have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Consolidated Balance Sheet at February 2, 2008 presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 2, 2008. The results of operations for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 are not necessarily indicative of operating results of the full year.
2. Change in accounting principle
On February 3, 2008, we changed our accounting method for valuing the domestic merchandise inventories (62% of consolidated Merchandise inventories) of our Toys “R” Us-U.S. (“Toys-U.S.”) and Babies “R” Us (“Babies”) segments from the lower of cost or market as determined by retail inventory methods to the lower of cost or market as determined by cost methods, as follows:
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
The Company continues to utilize the LIFO method for a portion of its merchandise inventories for financial reporting purposes in part to maintain conformity with the LIFO method used for income tax purposes. We are evaluating the existing LIFO data to determine the feasibility of converting approximately 22% of our remaining merchandise inventories valued using LIFO cost for financial statement purposes to weighted average cost, as this portion is not on the LIFO method for income tax purposes. The excess of replacement or current cost over stated LIFO value, net of the lower of cost or market reserve, for the periods presented is immaterial to our Condensed Consolidated Financial Statements under either the retail or the cost methods. As of August 2, 2008, we valued 30% of our consolidated Merchandise inventories under the LIFO cost method and the remainder using the weighted average cost method. As of August 4, 2007, we valued 42% of consolidated Merchandise inventories under the weighted average cost method and the remainder valued using the retail inventory method (LIFO for 41% and FIFO for 17%).

In accordance with Statement of Financial Accounting Standards (“SFAS”) 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), we recorded the cumulative effect of the change in accounting principle as of February 3, 2008. We determined that retrospective application for periods prior to fiscal 2008 is impracticable, as the period-specific information necessary to value merchandise inventories under the weighted average cost and LIFO cost methods was unavailable.
As of February 3, 2008, the cumulative effect of this change in accounting principle was a nominal reduction in Merchandise inventories, a nominal increase in Deferred tax assets, a reduction in Accrued expenses and other current liabilities of $1 million and a net decrease in Stockholders’ deficit of $1 million.
For comparability purposes, the following table sets forth the effects of the change in accounting principle by comparing our Condensed Consolidated Balance Sheet (as reported under the cost methods) to pro forma Condensed Consolidated Balance Sheet (as if merchandise inventories were valued under the retail inventory method) as of August 2, 2008:

(In millions)
As of August 2, 2008	As Reported	Pro Forma	Change

Merchandise inventories	$2,193	$2,172	$21
Total current assets	2,977	2,956	21
Total assets	8,473	8,452	21
Accrued expenses and other current liabilities	836	828	8
Total current liabilities	2,279	2,271	8
Stockholders’ deficit	(432)	(445)	13
Total liabilities and stockholders’ deficit	8,473	8,452	21
For comparability purposes, the following tables set forth the effects of the change in accounting principle by comparing our Condensed Consolidated Statement of Operations (as reported under the cost methods) to pro forma Condensed Consolidated Statement of Operations (as if merchandise inventories were valued under the retail inventory method) for the thirteen and twenty-six weeks ended August 2, 2008:

(In millions)
For the 13 Weeks Ended August 2, 2008	As Reported	Pro Forma	Change

Cost of sales	$1,757	$1,767	$(10)
Gross margin	1,014	1,004	10
Operating earnings	79	69	10
Loss before income taxes and minority interest	(17)	(27)	10
Income tax benefit	26	30	(4)
Net earnings	13	7	6

(In millions)
For the 26 Weeks Ended August 2, 2008	As Reported	Pro Forma	Change

Cost of sales	$3,499	$3,521	$(22)
Gross margin	1,991	1,969	22
Operating earnings	81	59	22
Loss before income taxes and minority interest	(108)	(130)	22
Income tax benefit	70	79	(9)
Net loss	(23)	(36)	13

3. Short-term borrowings and long-term debt
A summary of our consolidated Short-term borrowings and Long-term debt as of August 2, 2008, February 2, 2008 and August 4, 2007 is outlined in the table below:

	August 2,	February 2,	August 4,
(In millions)	2008	2008	2007

Short-term borrowings
Toys - Japan, short-term bank loans	$82	$-	$235

Long-term debt

Note due in semi-annual installments through February 20, 2008	-	21	32
Toys - Japan 0.77%-1.18% loans due fiscal 2008	-	137	-
Toys - Japan committed credit line due fiscal 2011	186	-	-
Asset sale facility, due July 19, 2008	-	-	35
Secured real estate loan, due August 9, 2009 (1)	800	800	800
Unsecured credit agreement, due December 8, 2009 (2)	1,300	1,300	1,300
$2.0 billion secured revolving credit facility, expires fiscal 2010	-	-	65
Multi-currency revolving credit facility, expires fiscal 2010	-	-	38
Toys - Japan 1.20%-2.80% loans maturing fiscals 2010-2014	147	153	161
7.625% notes, due fiscal 2011 (3)	515	517	519
Secured term loan facility, due fiscal 2012	797	797	801
Unsecured credit facility, due fiscal 2012	180	180	180
French real estate credit facility, due fiscal 2012	99	95	88
Spanish real estate credit facility, due fiscal 2012	205	196	183
U.K. real estate senior credit facility, due fiscal 2013	699	696	724
U.K. real estate junior credit facility, due fiscal 2013	124	124	129
7.875% senior notes, due fiscal 2013 (3)	393	392	391
7.375% senior notes, due fiscal 2018 (3)	407	407	407
8.750% debentures, due fiscal 2021 (4)	22	22	22
Capital leases and other	57	37	39

	5,931	5,874	5,914

Less current portion	26	50	94

Total long-term debt	$5,905	$5,824	$5,820

(1) We have exercised our second maturity date extension option, which extended the maturity date of the loan to August 9, 2009. We have the contractual ability and intent to extend the maturity date to August 9, 2010.
(2) We have notified the lenders that we are exercising our first maturity date extension option, which will extend the maturity date of the loan to December 8, 2009. We have the contractual ability and intent to extend the maturity date to December 7, 2010.
(3) Represents obligations of the Toys “R” Us, Inc. legal entity.
(4) Represents obligations of Toys “R” Us, Inc. and Toys “R” Us-Delaware.
The total fair market values of our Short-term borrowings and Long-term debt, with carrying values of $6.0 billion at August 2, 2008 and $5.9 billion at February 2, 2008, were $5.4 billion and $5.1 billion, respectively. The fair market values of our Short-term borrowings and Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods.
Borrowing Availability
At August 2, 2008, we had no outstanding borrowings and a total of $104 million of outstanding letters of credit under our $2.0 billion secured revolving credit facility, which expires in fiscal 2010. We had availability of $1.0 billion under the facility at August 2, 2008. In addition, we had no outstanding borrowings and we had $413 million of availability under our multi-currency revolving credit facility (£95 million and €145 million) which expire in fiscal 2010.

Toys – Japan Unsecured Credit Lines ( $82 and $186 million at August 2, 2008)
On March 31, 2008, Toys – Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). We paid fees of $3 million to enter into the agreement, which have been capitalized as deferred debt issuance costs and will be amortized over the term of the agreement.
Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ( $186 million at August 2, 2008), which expires in fiscal 2011, and bears an interest rate of Tokyo Inter Bank Offered Rate (“TIBOR”) plus 0.63% per annum. Tranche 2 is available in amounts of up to ¥15 billion ( $140 million at August 2, 2008), which expires in fiscal 2009, and bears an interest rate of TIBOR plus 0.35% per annum.
The agreement contains covenants, including, among other things, covenants that require Toys – Japan to maintain a certain minimum level of net assets and profitability during the agreement terms. The agreement also restricts us from reducing our ownership percentage in Toys – Japan. At August 2, 2008, we had outstanding borrowings of $186 million and $82 million under Tranche 1 and Tranche 2, respectively. We had remaining availability under Tranche 2 of $58 million at August 2, 2008.
Prior to March 31, 2008, Toys – Japan maintained loans under uncommitted credit facilities with various financial institutions. At February 2, 2008, borrowings under these uncommitted credit facilities of $137 million were classified as Long-term debt as we refinanced these borrowings under Tranche 1 on April 30, 2008. At August 4, 2007, borrowings under these uncommitted credit facilities of $235 million were classified as Short-term borrowings.
Secured real estate loan, due August 9, 2008 ( $800 million at August 2, 2008)
On July 3, 2008, we notified the lenders to our $800 million secured real estate loan that we were exercising our second maturity date extension option, which extended the maturity date of the loan from August 9, 2008 to August 9, 2009. The other key terms of the loan were not changed as a result of the extension. We have the ability and intent to exercise our remaining maturity date extension option to August 2010. Pursuant to the extension option, we were also required to extend our current interest rate cap through the end of the second maturity extension. Refer to Note 4 to the Condensed Consolidated Financial Statements entitled “Derivative instruments and hedging activities” for further details.
Guarantees
We currently guarantee 80% of Toys – Japan’s three installment loans from a third party in Japan, totaling ¥4.3 billion ( $40 million at August 8, 2008). These loans have annual interest rates of 2.6% – 2.8% and mature from 2012 to 2014 and are reported as part of the Toys – Japan bank loans of $147 million at August 2, 2008. On May 13, 2008, we entered into an agreement with McDonald’s Holding Company (Japan), Ltd. (“McDonald’s Japan”), in which we promise to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% of Toys – Japan’s three installment loans.
Subsequent Event
On September 5, 2008, we notified the lenders to our $1.3 billion Unsecured Credit Agreement that we were exercising our first maturity date extension option, which extends the maturity date of the loan from December 9, 2008 to December 8, 2009. As a result of exercising this option, we will be required to pay the lenders $3 million on December 9, 2008. The other key terms of the loan will not change as a result of the extension. We have the ability and intent to exercise our remaining maturity date extension option to December 2010.
4. Derivative instruments and hedging activities
For our derivatives that are designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), no material ineffectiveness existed at August 2, 2008 and August 4, 2007. The impact to Interest expense related to these cash flow hedges for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 was approximately $1 million.
For the thirteen and twenty-six weeks ended August 2, 2008, we recorded a net reduction to Interest expense of $2 million and $4 million, respectively, related to the change in fair value of our derivatives that do not qualify for hedge accounting. For the thirteen and twenty-six weeks ended August 4, 2007, we recorded a net increase to Interest expense of $2 million and $10 million, respectively, related to the change in fair value of our derivatives that do not qualify for hedge accounting.
 $1.3 Billion Unsecured Credit Agreement
On May 8, 2008, we entered into two new interest rate swaps related to our $1.3 billion Unsecured Credit Agreement. The interest rate swaps have a notional amount of $1.3 billion and convert the variable LIBOR-based portion of our interest payments to a fixed rate of interest of 3.14%, which will effectively fix the all-in interest rate of the facility at 6.14%. The interest rate swaps mature in December of 2010, corresponding with the final maturity of the Unsecured Credit Agreement assuming the exercise of all available extension options. The interest rate swaps have been designated as cash flow hedges under SFAS 133. The interest rate cap and corridor that were previously designated as hedges of the $1.3 billion Unsecured Credit Agreement were de-designated, and the remaining $3 million previously recorded in Other comprehensive loss will be amortized to Interest expense as the hedged items affect earnings over the original life of the interest rate cap and corridor.
 $800 Million Secured Real Estate Loan
On July 9, 2008, we extended the interest rate caps on the $800 million notional amount related to the Secured Real Estate Loan. The amount paid to extend the caps was nominal. The interest rate caps manage the variable cash flows associated with changes in the one month LIBOR above 7.00% and mature in August 2009. The derivative contracts do not qualify for hedge accounting under SFAS 133.
Toys – Japan interest rate swap
In fiscal 2007, we consolidated KK Funding Corporation (“KKFC”), a special purpose entity formed with the limited purpose of borrowing and lending funds to Toys – Japan, in accordance with Financial Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“VIE”) (“FIN 46(R)”). On July 10, 2008, we terminated the secured borrowing arrangement with KKFC, and as a result paid ¥370 million ( $3 million) to cancel the interest rate swap, which had a nominal impact on the Condensed Consolidated Statement of Operations.
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
To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of August 2, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified as a Level 2 within the fair value hierarchy.
Short-term Investments
As of February 2, 2008, we held $168 million of short-term investments comprised of municipal auction-rate securities. During the first quarter of fiscal 2008, we settled $148 million of our auction-rate securities at par value through the normal auction process. On May 6, 2008, one of our auction-rate securities was called at par by the issuer for $10 million. On July 24, 2008, the remaining auction-rate security was sold at approximately $1 million below par, to a buyer for $9 million. The loss from the sale of the security is included in Selling, general and administrative expenses (“SG&A”) in our Condensed Consolidated Statement of Operations. As of August 2, 2008, we no longer hold any Short-term investments. These securities were valued using a management model that takes into consideration the financial conditions of the issuers and the bond insurers, current market condition and the value of the collateral bonds. We had determined that the significant majority of the inputs used to value these securities fell within Level 3 of the fair value hierarchy as the inputs are based on unobservable management estimates.
The table below presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis as of August 2, 2008.

Significant Other
Observable Inputs
(In millions)	(Level 2)

Derivative financial instruments	$30
The table below presents the changes in the fair value of our Short-term investments, which are classified as Level 3 inputs within the fair value hierarchy, for the twenty-six weeks ended August 2, 2008.

Short-term
(In millions)	investments

Balance, February 3, 2008	$168
Settlements	(148)

Balance, May 3, 2008	$20

Settlements	(19)
Total loss	(1)

Balance, August 2, 2008	$-

6. Income taxes
The following table summarizes our income tax benefit and effective tax rates for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
( $ in millions)	2008	2007	2008	2007

Loss before income taxes and minority interest	$(17)	$(88)	$(108)	$(179)
Income tax benefit	26	45	70	89
Effective tax rate	(152.9)%	(51.1)%	(64.8)%	(49.7)%
The effective tax rates for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 were based primarily on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate was 40.6% compared to 53.4% in the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to our mix of earnings, our determination to utilize foreign tax credits rather than electing to deduct foreign taxes, the gain on the liquidation of a non-U.S. subsidiary not impacting the tax rate, and an increase in state tax expense.
For the thirteen weeks ended August 2, 2008, our effective tax rate was impacted by additional income tax benefit of $22 million related to adjustments to deferred taxes, $8 million of reduction in valuation allowance and $5 million of state tax refunds due to settlements of tax examinations. The adjustment to deferred taxes includes an income tax benefit of $20 million for foreign tax credits resulting from Toys – Japan becoming a controlled foreign corporation for tax purposes. The additional income tax benefits were partially offset by income tax expense of $7 million related to our liability for uncertain tax positions and income tax expense of $4 million related to adjustments to income taxes payable. For the thirteen weeks ended August 4, 2007, our effective tax rate was impacted by additional income tax expense from adjustments to our income taxes payable of $3 million and our liability for uncertain tax positions of $2 million. The additional income tax expense was partially offset by income tax benefits related to settlements of certain tax audits of $3 million and changes in foreign and state tax laws of $1 million.
For the twenty-six weeks ended August 2, 2008, our effective tax rate was impacted by additional income tax benefits of $25 million related to adjustments to deferred taxes, $8 million of reduction in valuation allowance and $5 million of state tax refunds due to settlements of tax examinations. The adjustment to deferred taxes includes an income tax benefit of $20 million for foreign tax credits resulting from Toys – Japan becoming a controlled foreign corporation for tax purposes. The additional income tax benefits were partially offset by income tax expense of $6 million related to our liability for uncertain tax positions, income tax expense of $3 million related to adjustments to income taxes payable and income tax expense of $1 million related to adjustment to deferred taxes. For the twenty-six weeks ended August 4, 2007, our effective tax rate was impacted by additional income tax expense from settlements of certain tax audits of $2 million, adjustments to our liability for uncertain tax positions of $2 million, and adjustments to our income taxes payable of $1 million. The additional income tax expense was partially offset by an income tax benefit related to changes in foreign and state tax laws of $1 million.
During the thirteen and twenty-six weeks ended August 2, 2008, our gross uncertain tax positions decreased by $111 million and $108 million, respectively, which were primarily a result of audit settlements and a ruling received from a non-U.S. tax jurisdiction. These changes decreased our income tax benefit by $7 million and $6 million for the thirteen and twenty-six weeks ended August 2, 2008, respectively, with the remainder being offset by adjustments to our income taxes payable and deferred income tax accounts. During the thirteen and twenty-six weeks ended August 4, 2007, there were no material changes in our gross uncertain tax positions since the date of our adoption of FIN No. 48 (as amended) – “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.”
7. Comprehensive loss
Comprehensive loss is comprised of:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(In millions)	2008	2007	2008	2007

Net earnings (loss)	$13	$(42)	$(23)	$(83)
Foreign currency translation adjustments, net of tax	(2)	4	3	34
Foreign currency effect on liquidation of foreign subsidiary	(39)	-	(39)	-
Unrealized gain on hedged transactions, net of tax	7	1	10	-

Comprehensive loss	$(21)	$(37)	$(49)	$(49)

8. Segments
Our reportable segments are: Toys–U.S., which operates toy stores in 49 states and Puerto Rico and is responsible for our internet operations; Toys “R” Us-International (“International”), which operates and licenses or franchises toy stores in 33 foreign countries with wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom, and consolidates the results of Toys – Japan; and Babies, which operates stores in 42 states. We identify segments based on the information used by our chief operating decision maker to analyze performance and to allocate resources among each business unit of the Company. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Our percentages of Net sales by product category were as follows:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Juvenile	38.9%	38.0%	39.7%	38.7%
Entertainment	14.2%	14.4%	15.0%	15.1%
Seasonal	17.8%	18.0%	16.3%	17.1%
Learning	14.6%	14.6%	14.6%	14.4%
Core Toy	12.1%	12.6%	11.9%	12.2%
Other	2.4%	2.4%	2.5%	2.5%

Total	100.0%	100.0%	100.0%	100.0%

A summary of operations by reportable segment is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(In millions)	2008	2007	2008	2007

Net sales
Toys-U.S. (1)	$1,058	$994	$2,094	$2,018
International (1)	1,085	998	2,093	1,906
Babies	628	613	1,303	1,262

Total Net sales	$2,771	$2,605	$5,490	$5,186

Operating earnings (loss)
Toys-U.S.	$11	$8	$(1)	$17
International	14	19	(24)	(3)
Babies	82	78	196	182
Corporate and other charges	(28)	(77)	(90)	(145)

Operating earnings	79	28	81	51
Interest expense	(100)	(120)	(200)	(242)
Interest income	4	4	11	12

Loss before income taxes and minority interest	$(17)	$(88)	$(108)	$(179)

(1) Includes Net sales from side-by-side and “R” superstores.

	August 2,	February 2,	August 4,
(In millions)	2008	2008	2007

Merchandise inventories
Toys-U.S. (1)	$851	$865	$870
International (2)	1,012	756	878
Babies (1)	330	377	342

Total merchandise inventories	$2,193	$1,998	$2,090

(1) Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Change in accounting principle” for the impact of the change in accounting methods for valuing the Merchandise inventories of our Toys-U.S. and Babies segments.
(2) International Merchandise inventories increased primarily due to foreign exchange translation.

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
Toys – Japan had previously been a party to a service agreement with McDonald’s Japan which Toys – Japan terminated on November 30, 2006. On February 28, 2007, McDonald’s Japan filed a lawsuit in the Tokyo District Court challenging Toys – Japan’s ability to terminate the service agreement and seeking to enforce that agreement. Toys – Japan had previously established a reserve of $5 million for termination expenses and other fees recorded to SG&A expense. On May 13, 2008, a settlement was reached in which Toys – Japan and McDonald’s Japan agreed to the termination of the service agreement and the payment by Toys – Japan of ¥2.0 billion ( $19 million as of May 13, 2008) to McDonald’s Japan. The settlement agreement resulted in an increase to SG&A expenses of  $14 million and a reduction of earnings by approximately $5 million after the minority interest and tax impact for the twenty-six weeks ended August 2, 2008.
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
10. Related party transactions
Transactions with the Sponsors – We are owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co., and Vornado Realty Trust (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the July 21, 2005 merger and recapitalization (“Merger Transaction”). We recorded management and advisory fees of $4 million and  $9 million for the thirteen and twenty-six weeks ended August 2, 2008, respectively. We recorded management and advisory fees of $4 million and $8 million for the thirteen and twenty-six weeks ended August 4, 2007, respectively. The quarterly fees for the third and fourth quarters of fiscal 2008 will be $4 million per quarter.
From time to time the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. These syndicates include affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co. L.P., all equity owners of the Company. During the second quarter of fiscals 2008 and 2007, we paid interest to related parties on the Unsecured Credit Agreement due December 9, 2008, Secured term loan facility due fiscal 2012, and Unsecured credit facility due fiscal 2012. During the thirteen and twenty-six weeks ended August 2, 2008, the interest amounts paid on these loan facilities held by related parties were $4 million and $8 million, respectively. During the thirteen and twenty-six weeks ended August 4, 2007, the interest amounts paid on these loan facilities held by related parties were $3 million and $8 million, respectively. Refer to Note 3 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt.”
In the first half of 2007, we sold properties to Vornado Surplus 2006 Realty LLC. Refer to Note 13 to the Condensed Consolidated Financial Statements entitled “Liquidation of Hong Kong subsidiary and sales of properties” for further details.

11. Toys – Japan tender offer
On May 13, 2008, TRU Japan Holdings 2, LLC (“Holdings 2”), our newly formed wholly-owned subsidiary, announced an open tender offer to purchase a minimum of 4,519,000 shares of Toys – Japan from McDonald’s Japan and all public shareholders at ¥729 ( $6.81 at June 10, 2008) per share. The tender offer closed on June 10, 2008, on which date Holdings 2 purchased 4,943,036 shares (14.35% of Toys – Japan) for $34 million, including $1 million of transaction costs. As a result of this purchase, we own 21,395,036 shares or approximately 62% of
Toys – Japan.
The $34 million purchase price will be allocated to our additional 14.35% share of the acquired assets and liabilities assumed based upon their fair values at June 10, 2008.
Our additional 14.35% share of the assets acquired and liabilities assumed based on net book values as of June 10, 2008 is $37 million. The $3 million difference between the purchase price and our additional 14.35% of the net book value of net assets was preliminarily recorded in Other assets in our Condensed Consolidated Balance Sheet as of August 2, 2008. Upon finalization of the valuation process, the acquired assets and assumed liabilities will be adjusted to their fair values and any resulting goodwill will be recorded and assigned to our
International segment.
12. Reorganization
On June 10, 2008, we entered into a plan of reorganization pursuant to Internal Revenue Code (“IRC”) §368(a) with Toys “R” Us Holdings, Inc. (“Parent”) under which our Parent transferred all of its assets (including 1,000 shares of our Pre-Reorganization Common Stock (as defined below)) and liabilities to us in exchange for us issuing 48,955,808 shares of our Post-Reorganization Stock (as defined below) to Parent. In addition, pursuant to the plan of reorganization, we assumed the obligations and succeeded the rights of Parent under the 2005 Management Equity Plan (“Management Equity Plan”). In order to effect the plan of reorganization, we amended our Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) on June 10, 2008, in order to authorize 55,000,000 shares of common stock, par value $0.001 per share (the “Post-Reorganization Common Stock”) in addition to the already existing 3,000 shares of common stock, par value $0.01 per share (the “Pre-Reorganization Common Stock”). After effecting the plan of reorganization, we amended and restated the Certificate of Incorporation on June 10, 2008 in order to change the authorized capital to consist of only 55,000,000 shares of Post-Reorganization Common Stock. Immediately after the exchange, Parent, pursuant to the plan of reorganization, was dissolved. In connection with the dissolution of Parent, Parent distributed all of its assets (consisting solely of the Post-Reorganization Common Stock) to its shareholders, in a ratio of one share of Post-Reorganization Stock for each share of Parent common stock owned by each shareholder. On June 10, 2008, our by-laws were also amended and restated in order to incorporate certain Sponsor-related provisions formerly contained in the Parent’s by-laws.
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
13. Liquidation of Hong Kong subsidiary and sales of properties
As of August 2, 2008, the operations of TRU (HK) Limited, our wholly-owned subsidiary, were substantially liquidated. As a result, we recognized a $39 million gain for the thirteen and twenty-six weeks ended August 2, 2008, representing a cumulative translation adjustment, in accordance with SFAS No. 52 “Currency Translation.” The gain is reflected as Gain on liquidation of foreign subsidiary in our Condensed Consolidated Statement of Operations and as Foreign currency effect on liquidation of foreign subsidiary in our Condensed Consolidated Statement of Stockholders’ Deficit.
In the second quarter of fiscal 2008, Toys “R” Us Iberia Real Estate S.L., an indirect wholly-owned subsidiary, sold a property to an unrelated third party for gross proceeds of $26 million, resulting in a net gain of $14 million. At the time of the sale, Toys “R” Us Iberia S.A., its parent company, leased back a portion of the property. Due to the leaseback, we have recognized $4 million of the net gain for the thirteen and twenty-six weeks ended August 2, 2008 and have deferred the remaining $10 million, which will be amortized over the 25-year life of the lease.
In the first quarter of fiscal 2007, the Toys-Delaware and MAP 2005 Real Estate, LLC (“MAP”), both wholly-owned subsidiaries, sold two properties to Vornado Surplus 2006 Realty LLC for gross proceeds of approximately $5 million and recorded a gain of $3 million. During the second quarter of fiscal 2007, we completed the sale of two additional properties for gross proceeds of $9 million and recorded a gain of $2 million. In addition, during the second quarter of fiscal 2007, we consummated a lease termination agreement resulting in a net gain of $10 million.

14. Recent accounting pronouncements
In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) No. 08-3 “Accounting by Lessees for Maintenance Deposits under Lease Agreements” (“EITF 08-3”). EITF 08-03 mandates that all nonrefundable maintenance deposits should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. This EITF is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We do not expect its adoption will have a material impact on our Condensed Consolidated Financial Statements.
In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the Securities Exchange and Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect its adoption will have a material impact on our Condensed Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities–An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our Condensed Consolidated Financial Statements disclosure.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. SFAS 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As of August 2, 2008, February 2, 2008 and August 4, 2007, noncontrolling interests of $98 million, $153 million and $130 million, respectively, were recorded on our Condensed Consolidated Balance Sheets. Our Condensed Consolidated Statements of Operations reflect $4 million and $15 million of losses for the thirteen and twenty-six weeks ended August 2, 2008, respectively, and $1 million and $7 of losses for the thirteen and twenty-six weeks ended August 4, 2007, respectively, related to the portion of our net losses attributable to noncontrolling interests in Toys – Japan. We are currently assessing the impact that SFAS 160 will have on our Condensed Consolidated Financial Statements.
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
Our Business
We generate sales, earnings, and cash flows by retailing toys, baby-juvenile products and children’s apparel worldwide. Our reportable segments are currently Toys “R” Us – U.S. (“Toys - U.S.”), which operates toy stores in 49 states and Puerto Rico and sells merchandise through our Internet sites; Toys “R” Us – International (“International”), which operates, licenses or franchises stores in 33 foreign countries; and Babies “R” Us (“Babies”), which operates specialty baby-juvenile stores in 42 states. As of August 2, 2008, there were 1,536 wholly-owned and franchised “R” Us branded retail stores worldwide.
Financial Performance
As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen and twenty-six weeks ended August 2, 2008 compared to the thirteen and twenty-six weeks ended August 4, 2007.

	13 Weeks Ended		26 Weeks Ended
( $ in millions)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Net sales growth (versus prior year)	6.4%	7.1%	5.9%	7.2%
Gross margin as a percentage of Net sales	36.6%	35.9%	36.3%	35.6%
Selling, general and administrative expenses as a percentage of Net sales	31.6%	31.4%	31.9%	31.1%
Net earnings (loss)	$13	$(42)	$(23)	$(83)
Consolidated Net sales for the thirteen and twenty-six weeks ended August 2, 2008 increased due to the benefits of foreign currency translation, increased comparable store net sales at our Toys-U.S. and Babies segments, and the net addition of 17 new wholly-owned stores at our International and Babies segments. Partially offsetting these increases were decreased comparable store net sales at our International segment.
Gross margin as a percentage of Net sales for the thirteen and twenty-six weeks ended August 2, 2008 increased due to improvements in our sales mix toward higher margin products at our International segment and improvements in margins in various categories at our Babies segment, partially offset by planned increases in promotional events and clearance pricing to keep inventory current at our Toys – U.S. and Babies segments.
Selling, general and administrative expenses (“SG&A”) as a percentage of Net sales for the thirteen and twenty-six weeks ended August 2, 2008 increased due to increases in payroll-related, store occupancy and advertising expenses, primarily driven by new store openings. Additionally, SG&A increased for the twenty-six weeks ended August 2, 2008 due to the contract termination settlement between Toys – Japan and McDonald’s Japan which increased SG&A by $14 million.
Net loss for the thirteen and twenty-six weeks ended August 2, 2008 decreased primarily due to improvements in Gross margin, a $39 million gain resulting from the liquidation of the operations of our wholly-owned subsidiary TRU (HK) Limited, and decreases in Interest expense. These decreases were partially offset by increases in SG&A and decreases in Income tax benefit.
Comparable Store Net Sales
We include, in computing comparable store net sales, stores that have been open for at least 56 weeks (1 year and 4 weeks) from their “soft” opening date. A soft opening is typically two weeks prior to the grand opening.
Comparable stores generally include:
•	Stores that have been remodeled while remaining open;

•	Stores that have been relocated to new buildings within the same trade area, in which the new store opens at the same time as the old store closes; and

•	Stores that have expanded in their current locations.
By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 56 weeks or more, we can better gauge how the core store base is performing since it excludes store openings and closings.

Various factors affect comparable store net sales, including the number of stores we open or close, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current local and global economic conditions, the timing of releases of new merchandise and our promotional events, the success of marketing programs, and the cannibalization of existing store net sales by new stores. Among other things, weather conditions can affect comparable store net sales because inclement weather can require us to close certain stores temporarily and thus reduce customer traffic in those stores. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store net sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store net sales will continue to fluctuate in the future.

	13 Weeks Ended		26 Weeks Ended
	August 2, 2008 vs.	August 4, 2007 vs.	August 2, 2008 vs.	August 4, 2007 vs.
Comparable Store Net Sales Performance	2007	2006	2007	2006

Toys-U.S	5.1%	1.1%	2.3%	3.1%
International	(0.8)%	5.9%	(2.6)%	4.9%
Babies	0.7%	2.2%	1.3%	2.5%
Store Count by Segment

	Segment Store Count
	August 2,	August 4,
	2008	2007	Change

Toys-U.S. (1)	584	585	(1)
International (2)	690	693	(3)
Babies	262	255	7

Total	1,536	1,533	3

(1)	Included in the Toys-U.S. store count are 40 side-by-side stores and 6 “R” superstores as of August 2, 2008. As of August 4, 2007 there were 6 side-by-side stores and no “R” superstores.
(2)	Store count as of August 2, 2008 includes 504 wholly-owned (including 168 in Japan) and 186 licensed and franchised stores. Store count as of August 4, 2007 includes 494 wholly-owned (including 169 in Japan) and 199 licensed and franchised stores. International’s wholly-owned store count includes 49 and 14 side-by-side stores as of August 2, 2008 and August 4, 2007, respectively.
Net Earnings (Loss)

	13 Weeks Ended			26 Weeks Ended
	August 2,	August 4,		August 2,	August 4,
(In millions)	2008	2007	Change	2008	2007	Change

Net earnings (loss)	$13	$(42)	$55	$(23)	$(83)	$60
Net earnings of $13 million increased by $55 million for the thirteen weeks ended August 2, 2008, compared to the same period last year. The improvement was primarily due to an increase to our Gross margin of $78 million as a result of higher overall Net sales with a higher gross margin percentage, a $39 million gain resulting from the liquidation of the operations of our wholly-owned foreign subsidiary, TRU (HK) Limited, and a decrease in Interest expense of $20 million primarily due to lower average interest rates and lower charges related to derivatives. Partially offsetting the improvements were an increase in our SG&A of $56 million and a decrease to Income tax benefit of $19 million.
Net loss decreased by $60 million to $23 million for the twenty-six weeks ended August 2, 2008, compared to the same period last year. Net loss decreased primarily due to an increase to our Gross margin of $146 million as a result of higher overall Net sales with a higher gross margin percentage, a $39 million gain resulting from the liquidation of the operations of our wholly-owned subsidiary, TRU (HK) Limited, and a decrease to Interest expense of $42 million primarily due to lower average interest rates and lower charges related to derivatives. Partially offsetting the improvements were an increase in our SG&A of $137 million and a decrease to Income tax benefit of $19 million.

Net Sales

	13 Weeks Ended
					Percentage of Total Net Sales
	August 2,	August 4,			August 2,	August 4,
($ in millions)	2008	2007	$ Change	% Change	2008	2007
Toys-U.S.	$1,058	$994	$64	6.4%	38.2%	38.2%
International	1,085	998	87	8.7%	39.1%	38.3%
Babies	628	613	15	2.4%	22.7%	23.5%

Total Net sales	$2,771	$2,605	$166	6.4%	100.0%	100.0%

For the thirteen weeks ended August 2, 2008, Net sales increased by $166 million, or 6.4%, to $2.8 billion from $2.6 billion for the same period last year. Net sales for the thirteen weeks ended August 2, 2008 included the impact of foreign currency translation that increased Net sales by approximately $99 million.
Excluding foreign currency translation, Net sales for the thirteen weeks ended August 2, 2008 increased due to increased comparable store net sales at our Toys-U.S. and Babies segments, the net addition of 17 new wholly-owned stores at our International and Babies segments, the conversion of certain stores to our side-by-side and “R” superstore formats, and increases in our Internet-based net sales. Partially offsetting these increases were decreased comparable store net sales at our International segment.

	26 Weeks Ended
					Percentage of Total Net Sales
	August 2,	August 4,			August 2,	August 4,
($ in millions)	2008	2007	$ Change	% Change	2008	2007
Toys-U.S.	$2,094	$2,018	$76	3.8%	38.2%	38.9%
International	2,093	1,906	187	9.8%	38.1%	36.8%
Babies	1,303	1,262	41	3.2%	23.7%	24.3%

Total Net sales	$5,490	$5,186	$304	5.9%	100.0%	100.0%

For the twenty-six weeks ended August 2, 2008, Net sales increased by $304 million, or 5.9%, to  $5.5 billion from $5.2 billion for the same period last year. Net sales for the twenty-six weeks ended August 2, 2008 included the impact of foreign currency translation that increased Net sales by approximately $209 million.
Excluding foreign currency translation, Net sales for the twenty-six weeks ended August 2, 2008 increased due to the net addition of 17 new wholly-owned stores at our International and Babies segments, increased comparable store net sales at our Toys-U.S. and Babies segments, the conversion of certain stores to our side-by-side and “R” superstore formats, and increases in our Internet-based net sales. Partially offsetting these increases were decreased comparable store net sales at our International segment.
Toys – U.S.
Net sales for the Toys – U.S. segment increased by $64 million, or 6.4%, to $1.1 billion for the thirteen weeks ended August 2, 2008, compared to $994 million in the same period last year. The increase in Net sales was primarily a result of an increase in comparable store net sales of 5.1% and increases in our Internet-based net sales.
The comparable store net sales increase was primarily the result of increases in our entertainment and juvenile categories. The entertainment category was primarily affected by the successful launch of Nintendo Wii Fit, which drove strong demand for video game software and related accessories. Our comparable store net sales were also positively impacted by the conversion of certain stores to our side-by-side and
“R” superstore formats, which benefited our juvenile category.
Net sales for the Toys – U.S. segment increased by $76 million, or 3.8%, to $2.1 billion for the twenty-six weeks ended August 2, 2008, compared to $2.0 billion in the same period last year. The increase in Net sales was primarily a result of an increase in comparable store net sales of 2.3% and increases in our Internet-based net sales.
The comparable store net sales increase was primarily the result of increases in our entertainment and juvenile categories, partially offset by decreases in our seasonal category. The entertainment category was primarily affected by the successful launch of Nintendo Wii Fit and new video game software releases, which drove strong demand for video game software and related accessories. Our comparable store net sales were positively impacted by the conversion of certain stores to our side-by-side and “R” superstore formats, which benefited our juvenile category. The seasonal category was affected by a decrease in sales of outdoor products and challenges in the overall economy.

International
Net sales for International increased by $87 million, or 8.7%, to $1.1 billion for the thirteen weeks ended August 2, 2008, compared to $998 million in the same period last year. Excluding a $99 million increase in Net sales due to foreign currency translation, International Net sales decreased primarily due to a decrease in comparable store net sales of 0.8%, partially offset by increased Net sales from the net addition of 10 new wholly-owned stores opened since August 4, 2007.
The comparable store net sales decrease was primarily impacted by decreases in our entertainment category. Entertainment decreased primarily due to strong prior year sales of video game hardware related to Nintendo Wii, Nintendo DS Lite and Sony Playstation 3. Partially offsetting the decrease in our entertainment category were increased sales from the conversion of certain stores to our side-by-side and “R” superstore formats.
Net sales for International increased by $187 million, or 9.8%, to $2.1 billion for the twenty-six weeks ended August 2, 2008, compared to $1.9 billion in the same period last year. Excluding a $209 million increase in Net sales due to foreign currency translation, International Net sales decreased primarily due to a decrease in comparable store net sales of 2.6%, partially offset by increased Net sales from the net addition of 10 new wholly-owned stores opened since August 4, 2007.
The comparable store net sales decrease was primarily impacted by decreases in our entertainment, seasonal and core toys categories. Entertainment decreased primarily due to strong prior year sales of video game hardware related to Nintendo Wii, Nintendo DS Lite and Sony Playstation 3. Sales of seasonal products decreased primarily due to a decrease in sales of outdoor products. Core toys decreased primarily due to strong prior year sales of licensed products. Partially offsetting these decreases were increased sales from the conversion of certain stores to our side-by-side and “R” superstore formats.
Babies
Net sales for Babies increased by $15 million, or 2.4%, to $628 million, for the thirteen weeks ended August 2, 2008, compared to $613 million in the same period last year. The increase was primarily a result of Net sales from 7 new stores opened since August 4, 2007 as well as a 0.7% increase in comparable store net sales.
The comparable store net sales increase was primarily the result of increases in our commodities and infant care categories. The commodities category was positively impacted by continued strong demand for household cleaners and value-packaged products. The infant care category increased primarily due to strong demand for BPA-free (bisphenol-A) infant feeding products and nursery monitors. Increases in these categories were partially offset by lower sales in the baby gear, furniture and apparel categories. The baby gear and furniture categories were lower primarily due to one-time recalls of cribs and travel systems. The apparel category was negatively impacted by challenges in the overall economy.
Net sales for Babies increased by $41 million, or 3.2%, to $1.3 billion, for the twenty-six weeks ended August 2, 2008, compared to $1.3 billion in the same period last year. The increase was primarily a result of Net sales from 7 new stores opened since August 4, 2007 as well as a 1.3% increase in comparable store net sales.
The comparable store net sales increase was primarily the result of increases in our commodities and infant care categories. The commodities category was positively impacted by continued strong demand for household cleaners, value-packaged products and baby foods. The infant care category increased primarily due to strong demand for BPA-free infant feeding products and nursery monitors. Increases in these categories were partially offset by lower sales in the baby gear, apparel and furniture categories. The baby gear and furniture categories were lower primarily due to recalls of cribs and travel systems. The apparel category was negatively impacted by challenges in the overall economy.
Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following costs are included in “Cost of Sales”:
•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	Gross Margin for the 13 Weeks Ended
				Percentage of Net Sales
	August 2,	August 4,		August 2,	August 4,	Percentage of Net
($ in millions)	2008	2007	$ Change	2008	2007	Sales Change
Toys-U.S.	$356	$335	$21	33.6%	33.7%	(0.1)%
International	408	365	43	37.6%	36.6%	1.0%
Babies	250	236	14	39.8%	38.5%	1.3%

Total Gross margin	$1,014	$936	$78	36.6%	35.9%	0.7%

Gross margin, as a percentage of Net sales, increased by 0.7 percentage points and increased $78 million for the thirteen weeks ended August 2, 2008, compared to the same period last year. Foreign currency translation accounted for approximately $36 million of the increase. Gross margin as a percentage of Net sales was affected by improvements in our sales mix toward higher margin products in all our segments, partially offset by planned increases in promotional events and clearance pricing to keep inventory current.
Additionally, in the first quarter of fiscal 2008, we changed our accounting method for valuing merchandise inventories at our Toys-U.S. and Babies segments (see Note 2 to the Condensed Consolidated Financial Statements entitled “Changes in accounting principle”), which contributed an approximate $10 million increase to our Gross margin.

	Gross Margin for the 26 Weeks Ended
				Percentage of Net Sales
	August 2,	August 4,		August 2,	August 4,	Percentage of Net
($ in millions)	2008	2007	$ Change	2008	2007	Sales Change
Toys-U.S.	$699	$674	$25	33.4%	33.4%	-
International	770	679	91	36.8%	35.6%	1.2%
Babies	522	492	30	40.1%	39.0%	1.1%

Total Gross margin	$1,991	$1,845	$146	36.3%	35.6%	0.7%

Gross margin, as a percentage of Net sales, increased by 0.7 percentage points and increased $146 million for the twenty-six weeks ended August 2, 2008, compared to the same period last year. Foreign currency translation accounted for approximately $74 million of the increase. Gross margin as a percentage of Net sales was affected by improvements in our sales mix toward higher margin products in all our segments, partially offset by planned increases in promotional events and clearance pricing to keep inventory current.
Additionally, in the first quarter of fiscal 2008, we changed our accounting method for valuing merchandise inventories at our Toys-U.S. and Babies segments (see Note 2 to the Condensed Consolidated Financial Statements entitled “Changes in accounting principle”), which contributed an approximate $22 million increase to our Gross margin.
Toys – U.S.
Gross margin increased by $21 million to $356 million for the thirteen weeks ended August 2, 2008, compared to $335 million in the same period last year. Gross margin increased by $25 million to  $699 million for the twenty-six weeks ended August 2, 2008, compared to $674 million in the same period last year. Gross margin as a percentage of Net sales for the thirteen weeks ended August 2, 2008 decreased by 0.1 percentage points. Gross margin as a percentage of Net sales for the twenty-six weeks ended August 2, 2008 remained unchanged compared to the same period last year.
For both the thirteen and twenty-six weeks ended August 2, 2008, decreases to Gross margin as a percentage of Net sales due to increased sales of lower margin video game hardware, and planned increases in promotional events and clearance pricing taken to keep inventory current were mostly offset by improvements in our sales mix towards higher margin products, such as juvenile products and video game accessories.
For the thirteen weeks and twenty-six weeks ended August 2, 2008, the change in accounting method for valuing merchandise inventories contributed an approximate $7 million and $16 million increase, respectively, to our Gross margin.
International
Gross margin increased by $43 million to $408 million for the thirteen weeks ended August 2, 2008, compared to $365 million in the same period last year. Foreign currency translation accounted for approximately $36 million of the increase. Gross margin as a percentage of Net sales for the thirteen weeks ended August 2, 2008 increased by 1.0 percentage point.

The increase in Gross margin as a percentage of Net sales was primarily due to a change in sales mix toward sales of higher margin juvenile and seasonal products as well as decreased sales of lower margin video game hardware.
Gross margin increased by $91 million to $770 million for the twenty-six weeks ended August 2, 2008, compared to $679 million in the same period last year. Foreign currency translation accounted for approximately $74 million of the increase. Gross margin as a percentage of Net sales for the twenty-six weeks ended August 2, 2008 increased 1.2 percentage points.
The increase in Gross margin as a percentage of Net sales was primarily due to a change in sales mix toward sales of higher margin juvenile products as well as decreased sales of lower margin video game hardware.
Babies
Gross margin increased by $14 million to $250 million for the thirteen weeks ended August 2, 2008 compared to $236 million for the same period last year. Gross margin as a percentage of Net sales increased 1.3 percentage points compared to the same period last year.
The increase in Gross margin as a percentage of Net sales was primarily due to improved margins in the baby gear, furniture, bedding and commodities categories, partially offset by planned increases in promotional events.
Gross margin increased by $30 million to $522 million for the twenty-six weeks ended August 2, 2008 compared to $492 million for the same period last year. Gross margin as a percentage of Net sales increased 1.1 percentage points compared to the same period last year.
The increase in Gross margin as a percentage of Net sales was primarily due to improved margins in the baby gear, furniture, bedding and commodities categories, partially offset by planned increases in promotional events.
For the thirteen weeks and twenty-six weeks ended August 2, 2008, the change in accounting method for valuing merchandise inventories contributed an approximate $3 million and $6 million increase, respectively, to our Gross margin.
Selling, General and Administrative Expenses (SG&A)
The following are the types of costs included in SG&A:
•	store payroll and related payroll benefits;

•	rent and other store operating expenses,

•	advertising expenses;

•	costs associated with operating our distribution network, including costs related to moving merchandise from distribution centers to stores;

•	impairment loss on long-lived assets;

•	other corporate-related expenses; and

•	other income.

	13 Weeks Ended
				Percentage of Net Sales
	August 2,	August 4,		August 2,	August 4,	Percentage of Net
($ in millions)	2008	2007	$ Change	2008	2007	Sales Change
Toys “R” Us - Consolidated	$875	$819	$56	31.6%	31.4%	0.2%
SG&A increased $56 million to $875 million, for the thirteen weeks ended August 2, 2008, compared to $819 million for the same period last year. As a percentage of net sales, SG&A increased 0.2 percentage points. Foreign currency translation accounted for approximately $33 million of the increase.
In addition to the impact of foreign currency translation, the increase in SG&A was primarily due to increases in payroll-related, store occupancy and advertising expenses. Payroll-related and store occupancy expenses increased primarily due to new wholly-owned store openings at our International and Babies segments. Advertising expenses increased at all of our segments due to increases in print advertising and at our Toys – U.S. and International segments to support conversions to new side-by-side and “R” superstore formats.

	26 Weeks Ended
				Percentage of Net Sales
	August 2,	August 4,		August 2,	August 4,	Percentage of Net
($ in millions)	2008	2007	$ Change	2008	2007	Sales Change
Toys “R” Us - Consolidated	$1,750	$1,613	$137	31.9%	31.1%	0.8%
SG&A increased $137 million to $1.8 billion, for the twenty-six weeks ended August 2, 2008, compared to $1.6 billion for the same period last year. As a percentage of net sales, SG&A increased 0.8 percentage point. Foreign currency translation accounted for approximately $71 million of the increase.
In addition to the impact of foreign currency translation, the increase in SG&A was primarily due to increases in payroll-related, store occupancy and advertising expenses. Payroll-related and store occupancy expenses increased primarily due to new wholly-owned store openings at our International and Babies segments. Advertising expenses increased at all of our segments due to increases in print advertising and at our Toys – U.S. and International segments to support conversions to new side-by-side and “R” superstore formats. Additionally, SG&A increased at our International segment due to the contract termination payment related to the settlement between Toys – Japan and McDonald’s Japan, which increased SG&A by $14 million (refer to Note 9 to our Condensed Consolidated Financial Statements entitled “Litigation and legal proceedings” for further details).
Depreciation and Amortization

	13 Weeks Ended			26 Weeks Ended
	August 2,	August 4,		August 2,	August 4,
(In millions)	2008	2007	Change	2008	2007	Change
Toys “R” Us - Consolidated	$103	$101	$2	$203	$197	$6
Depreciation and amortization increased by $2 million, or 2%, to $103 million for the thirteen weeks ended August 2, 2008, compared to the same period last year. Depreciation and amortization increased by $6 million, or 3%, to $203 million for the twenty-six weeks ended August 2, 2008, compared to the same period last year. The increases are due primarily to the effect of foreign currency translation for the thirteen and twenty-six weeks ended August 2, 2008.
Net gains on sales of properties

	13 Weeks Ended			26 Weeks Ended
	August 2,	August 4,		August 2,	August 4,
(In millions)	2008	2007	Change	2008	2007	Change
Toys “R” Us - Consolidated	$4	$12	$(8)	$4	$16	$(12)
Net gains on sales of properties decreased by $8 million and $12 million for the thirteen and twenty-six weeks ended August 2, 2008, respectively, compared to the same periods last year. These decreases were primarily due to prior year gains related to the consummation of a lease termination agreement and the sale of properties to Vornado Surplus 2006 Realty LLC.
Interest Expense

	13 Weeks Ended			26 Weeks Ended
	August 2,	August 4,		August 2,	August 4,
(In millions)	2008	2007	Change	2008	2007	Change
Toys “R” Us - Consolidated	$100	$120	$(20)	$200	$242	$(42)
Interest expense decreased $20 million, or 17%, for the thirteen weeks ended August 2, 2008 compared to the same period last year. The decrease was primarily due to lower average interest rates on debt and a $4 million reduction of charges related to the changes in the fair values of our derivatives which do not qualify for hedge accounting compared to the same period last year.
Interest expense decreased $42 million, or 17%, for the twenty-six weeks ended August 2, 2008 compared to the same period last year. The decrease was primarily due to lower average interest rates on debt and a $14 million reduction of charges related to the changes in the fair values of our derivatives which do not qualify for hedge accounting compared to the same period last year.

Interest Income

	13 Weeks Ended			26 Weeks Ended
	August 2,	August 4,		August 2,	August 4,
(In millions)	2008	2007	Change	2008	2007	Change
Toys “R” Us - Consolidated	$4	$4	$-	$11	$12	$(1)
Interest income was unchanged for the thirteen weeks ended August 2, 2008 and decreased by $1 million for the twenty-six weeks ended August 2, 2008 compared to the same period last year.
Income tax benefit
The following table summarizes our income tax benefit and effective tax rates for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007.

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
($ in millions)	2008	2007	2008	2007
Loss before income taxes and minority interest	$(17)	$(88)	$(108)	$(179)
Income tax benefit	26	45	70	89
Effective tax rate	(152.9)%	(51.1)%	(64.8)%	(49.7)%
The effective tax rates for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 were based primarily on our forecasted annualized effective tax rates, adjusted for significant and unusual items that occurred within the periods presented. Our forecasted annualized effective tax rate was 40.6% compared to 53.4% in the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to our mix of earnings, our determination to utilize foreign tax credits rather than electing to deduct foreign taxes, the gain on the liquidation of a non-U.S. subsidiary not impacting the tax rate, and an increase in state tax expense.
For the thirteen weeks ended August 2, 2008, our effective tax rate was impacted by additional income tax benefit of $22 million related to adjustments to deferred taxes, $8 million of reduction in valuation allowance and $5 million of state tax refunds due to settlements of tax examinations. The adjustment to deferred taxes includes an income tax benefit of $20 million for foreign tax credits resulting from Toys – Japan becoming a controlled foreign corporation for tax purposes. The additional income tax benefits were partially offset by income tax expense of $7 million related to our liability for uncertain tax positions and income tax expense of $4 million related to adjustments to income taxes payable. For the thirteen weeks ended August 4, 2007, our effective tax rate was impacted by additional income tax expense from adjustments to our income taxes payable of $3 million and our liability for uncertain tax positions of $2 million. The additional income tax expense was partially offset by income tax benefits related to settlements of certain tax audits of $3 million and changes in foreign and state tax laws of $1 million.
For the twenty-six weeks ended August 2, 2008, our effective tax rate was impacted by additional income tax benefits of $25 million related to adjustments to deferred taxes, $8 million of reduction in valuation allowance and $5 million of state tax refunds due to settlements of tax examinations. The adjustment to deferred taxes includes an income tax benefit of $20 million for foreign tax credits resulting from Toys – Japan becoming a controlled foreign corporation for tax purposes. The additional income tax benefits were partially offset by income tax expense of $6 million related to our liability for uncertain tax positions, income tax expense of $3 million related to adjustments to income taxes payable, and income tax expense of $1 million related to adjustment to deferred taxes. For the twenty-six weeks ended August 4, 2007, our effective tax rate was impacted by additional income tax expense from settlements of certain tax audits of $2 million, adjustments to our liability for uncertain tax positions of $2 million, and adjustments to our income taxes payable of $1 million. The additional income tax expense was partially offset by an income tax benefit related to changes in foreign and state tax laws of $1 million.
Liquidity and Capital Resources
Overview
As of August 2, 2008, we were in compliance with all of our financial covenants related to our outstanding debt. At August 2, 2008, we had no outstanding borrowings and a total of $104 million of outstanding letters of credit under our $2.0 billion secured revolving credit facility, which expires in fiscal 2010. We had availability of $1.0 billion under the facility at August 2, 2008. In addition, we had no outstanding borrowings and we had availability of $413 million under our multi-currency revolving credit facilities (£95 million and €145 million) which expire in fiscal 2010.

On March 31, 2008, Toys “R” Us – Japan, Ltd. (“Toys – Japan”) entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ( $186 million at August 2, 2008), which expires in fiscal 2011. Tranche 2 is available in amounts of up to ¥15 billion ( $140 million at August 2, 2008), which expires in fiscal 2009. At August 2, 2008, we had outstanding $186 million and $82 million under Tranche 1 and Tranche 2, respectively. We had remaining availability under Tranche 2, of $58 million at August 2, 2008.
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

	26 Weeks Ended
	August 2,	August 4,
($ in millions)	2008	2007	$ Change	% Change
Net cash used in operating activities	$(485)	$(635)	$150	23.6%
Net cash used in investing activities	(14)	(64)	50	78.1%
Net cash provided by financing activities	121	155	(34)	(21.9)%
Effect of exchange rate changes on cash and cash equivalents	14	9	5	55.6%

Net decrease during period in cash and cash equivalents	$(364)	$(535)	$171	32.0%

Cash Flows Used in Operating Activities
During the twenty-six weeks ended August 2, 2008, net cash used in operating activities was $485 million compared to $635 million used in operating activities during the twenty-six weeks ended August 4, 2007. The $150 million decrease in cash used in operating activities was primarily the result of decreased purchases of merchandise inventories, increased gross margins from operations, and lower interest payments due to lower average interest rates. The decrease was partially offset by increased payments on accounts payable due to the timing of vendor payments and increased operating expenses.
Cash Flows Used in Investing Activities
During the twenty-six weeks ended August 2, 2008, net cash used in investing activities was $14 million compared to $64 million for the twenty-six weeks ended August 4, 2007. The decrease was primarily the result of cash proceeds from sales of our Short-term investments of $167 million, partially offset by increases related to capital expenditures of $75 million and the purchase of $34 million in additional shares of Toys – Japan.
Our capital expenditures are primarily for financing construction of new stores and remodeling existing stores. In addition, our capital expenditures include costs to improve and enhance our information technology systems. For the remainder of the fiscal year, we will continue with our plan of increased capital spending compared to the prior year as we focus on future store improvements and growth in all our segments.
Cash Flows Provided by Financing Activities
During the twenty-six weeks ended August 2, 2008, net cash provided by financing activities was  $121 million compared to $155 million for the twenty-six weeks ended August 4, 2007. The $34 million decrease in cash provided by financing activities was primarily the result of reduced borrowings on our secured revolving credit facility and multi-currency revolving credit facility in the current year due to improved cash flows from operating activities. This decrease was partially offset by increased net borrowings at Toys – Japan. Refer to Note 3 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt.”
Debt
During the twenty-six weeks ended August 2, 2008, we made the following changes to our debt structure:
On March 31, 2008, Toys – Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). During the twenty-six weeks ended August 2, 2008, Toys – Japan had net borrowings on its Tranche 1 unsecured loan of $49 million. In addition, Toys – Japan borrowed $82 million under uncommitted credit facilities classified as Short-term borrowings. Partially offsetting these net borrowings at Toys – Japan were scheduled long-term debt repayments, including the final installment payment of $21 million on a note on February 20, 2008.
On July 3, 2008, we notified the lenders to our $800 million secured real estate loan that we were exercising our second maturity date extension option, which extended the maturity date of the loan from August 9, 2008 to August 9, 2009. On September 5, 2008, we notified the lenders to our $1.3 billion Unsecured Credit Agreement that we were exercising our first maturity date extension option, which extends the maturity date of the loan from December 9, 2008 to December 8, 2009. Refer to Note 3 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for more information.
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
Credit Ratings
As of September 10, 2008, our current credit ratings, which are considered non-investment grade, were as follows:

	Moody's	Standard and Poor's
Long-term debt	B2	B
Outlook	Stable	Stable
Other credit ratings for our debt are available; however, we have disclosed only the ratings of the two leading nationally recognized statistical rating organizations.
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
Recent Accounting Pronouncements
Refer to Note 14 to the Condensed Consolidated Financial Statements entitled “Recent accounting pronouncements” for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.
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
There has been no significant change in our foreign exchange exposure during the twenty-six weeks ended August 2, 2008.
Interest Rate Exposure
We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt and have entered into interest rate swaps and interest rate caps to maintain that balance. A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows, whereas a change in interest rates on fixed rate debt impacts the fair value of debt on our Condensed Consolidated Balance Sheet. At August 2, 2008, a 1% increase in interest rates would have an unfavorable annualized impact on pre-tax earnings of $10 million and a 1% decrease in interest rates would have a favorable annualized impact on pre-tax earnings of $10 million. Refer to Notes 3 and 4 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” and “Derivative instruments and hedging activities”, respectively, for further details.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities and Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of August 2, 2008 these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
At August 2, 2008, there had not been any material changes to the information related to the ITEM 1A. “RISK FACTORS” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
On May 30, 2008, Toys “R” Us Holdings, Inc. (“Parent”), in its capacity as our sole shareholder, approved, in connection with the plan of reorganization, the following actions: (i) the adoption of Amendment No. 1 to our Restated Certificate of Incorporation, (ii) after effecting the plan of reorganization, the adoption of the Amended and Restated Certificate of Incorporation and (iii) the adoption of the Amended and Restated Toys “R” Us Holdings, Inc. 2005 Management Equity Plan, as amended. Refer to Note 12 to the Condensed Consolidated Financial Statements entitled “Reorganization” for further details.

Item 5.	Other Information
None.

Item 6.	Exhibits
Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

Date: September 10, 2008	/s/ F. Clay Creasey, Jr.

F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

2.1	Reorganization Agreement, dated June 10, 2008, by and between the Registrant and Toys “R” Us Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.1	Amendment No. 1 to the Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.2	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of the Registrant, dated June 10, 2008 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.1	Amendment No. 1, dated June 10, 2008, to the Amended and Restated Toys “R” Us Holdings, Inc. 2005 Management Equity Plan, (subsequently assumed by the Registrant), adopted on August 3, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.2	Stockholders Agreement among Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC and Vornado Truck LLC and certain other persons, dated as of July 21, 2005 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.3	Amendment No. 1, dated June 10, 2008, to the Stockholders Agreement among Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC and Vornado Truck LLC and certain other persons, dated as of July 21, 2005 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.4	Amendment No. 1, dated June 10, 2008, to the Advisory Agreement among the Registrant, Toys “R” Us Holdings, Inc., Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck LLC, dated as of July 21, 2005 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.