Form 10-Q
period 2008-11-01
TOYS R US INC
filed 2008-12-12
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2008
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of December 12, 2008 there were outstanding 48,965,402 shares of common stock of Toys “R” Us, Inc.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 1,	February 2,	November 3,
(In millions)	2008	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$213	$751	$240
Short-term investments	—	168	—
Accounts and other receivables	156	256	179
Merchandise inventories	3,238	1,998	3,308
Income taxes receivable	70	—	144
Current deferred tax assets	86	80	77
Prepaid expenses and other current assets	151	140	159

Total current assets	3,914	3,393	4,107
Property and equipment, net	4,226	4,385	4,391
Goodwill, net	367	366	365
Deferred tax assets	103	197	146
Restricted cash	155	131	126
Other assets	441	480	497

	$9,206	$8,952	$9,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$85	$—	$243
Accounts payable	2,052	1,534	2,113
Accrued expenses and other current liabilities	863	996	900
Income taxes payable	3	128	8
Current portion of long-term debt	30	50	48

Total current liabilities	3,033	2,708	3,312
Long-term debt	6,099	5,824	6,265
Deferred tax liabilities	15	21	34
Deferred rent liabilities	261	261	257
Other non-current liabilities	354	374	371
Minority interest in Toys - Japan	105	153	130
Stockholders’ deficit	(661)	(389)	(737)

	$9,206	$8,952	$9,632

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(In millions)	2008	2007	2008	2007
Net sales	$2,773	$2,781	$8,263	$7,967
Cost of sales	1,813	1,804	5,312	5,145

Gross margin	960	977	2,951	2,822

Selling, general and administrative expenses	920	927	2,670	2,540
Depreciation and amortization	95	94	298	291
Gain on liquidation of foreign subsidiary	—	—	(39)	—
Net gains on sales of properties	(1)	(18)	(5)	(34)

Total operating expenses	1,014	1,003	2,924	2,797

Operating (loss) earnings	(54)	(26)	27	25
Other (expense) income:
Interest expense	(115)	(136)	(315)	(378)
Interest income	2	3	13	15

Loss before income taxes and minority interest	(167)	(159)	(275)	(338)
Income tax benefit	61	81	131	170
Minority interest	2	2	17	9

Net loss	$(104)	$(76)	$(127)	$(159)

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
	November 1,	November 3,
(In millions)	2008	2007
Cash Flows from Operating Activities:
Net loss	$(127)	$(159)
Adjustments to reconcile Net loss to net cash used in operating activities:
Depreciation and amortization	298	291
Net gains on sales of properties	(5)	(34)
Amortization of debt issuance costs	26	23
Minority interest in Toys - Japan	(17)	(9)
Deferred income taxes	32	(58)
Gain on liquidation of foreign subsidiary	(39)	—
Non-cash portion of restructuring, other charges and impairments	21	7
Other	31	10
Changes in operating assets and liabilities:
Accounts and other receivables	101	67
Merchandise inventories	(1,383)	(1,575)
Prepaid expenses and other operating assets	(8)	(28)
Accounts payable	573	746
Accrued expenses and other liabilities	(173)	(73)
Income taxes payable and receivable	(185)	(154)

Net cash used in operating activities	(855)	(946)

Cash Flows from Investing Activities:
Capital expenditures	(294)	(218)
(Increase) decrease in restricted cash	(24)	22
Purchase of Toys - Japan shares	(34)	—
Proceeds from sales of fixed assets	33	56
Proceeds from sale of short-term investments	167	—

Net cash used in investing activities	(152)	(140)

Cash Flows from Financing Activities:
Long-term debt borrowings	795	760
Short-term debt borrowings	115	199
Long-term debt repayments	(394)	(330)
Short-term debt repayments	(35)	(115)
Other	(5)	(1)

Net cash provided by financing activities	476	513

Effect of exchange rate changes on cash and cash equivalents	(7)	48

Cash and cash equivalents:
Net decrease during period	(538)	(525)
Cash and cash equivalents at beginning of period	751	765

Cash and cash equivalents at end of period	$213	$240

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

				Accumulated
	Common Stock		Additional	Other		Total
	Issued		Paid-in Capital	Comprehensive	Accumulated	Stockholders’
(In millions)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, February 2, 2008	—	$—	$10	$20	$(419)	$(389)
Cumulative effect of change in accounting principle, net of tax (Note 2)	—	—	—	—	1	1
Net loss	—	—	—	—	(127)	(127)
Unrealized loss on hedged transactions, net of tax	—	—	—	(3)	—	(3)
Foreign currency effect on liquidation of foreign subsidiary	—	—	—	(39)	—	(39)
Foreign currency translation adjustments, net of tax	—	—	—	(111)	—	(111)
Toys “R” Us Holdings, Inc. reorganization (1)	49	—	1	—	—	1
Stock compensation expense	—	—	6	—	—	6

Balance, November 1, 2008	49	$—	$17	$(133)	$(545)	$(661)

(1)	Pursuant to the reorganization on June 10, 2008, our 1,000 shares, $0.01 par value, were exchanged for 48,955,808 shares, $0.001 par value. See Note 12 entitled “Reorganization” for information on the issuance of new common stock.
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of November 1, 2008, February 2, 2008, and November 3, 2007, the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007, the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, and the Condensed Consolidated Statement of Stockholders’ Deficit for the thirty-nine weeks ended November 1, 2008 have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Consolidated Balance Sheet at February 2, 2008 presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 2, 2008. The results of operations for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007 are not necessarily indicative of operating results of the full year.
 2. Change in accounting principle
In the first quarter of fiscal 2008, we changed our accounting method for valuing our Toys “R” Us - Domestic (“Domestic”) segment merchandise inventories (62% of consolidated Merchandise inventories) from the lower of cost or market as determined by retail inventory methods to the lower of cost or market as determined by cost methods, as follows:
•	37% of merchandise inventories were previously valued at retail LIFO (last-in, first-out) and were converted to LIFO cost;

•	18% of merchandise inventories were previously valued at retail FIFO (first-in, first-out) and were converted to weighted average cost; and

•	7% of merchandise inventories were previously valued at retail LIFO and were converted to weighted average cost.
This change followed the domestic implementation of a perpetual inventory system, which is now used to value our merchandise inventories under the cost methods.
After the first quarter of fiscal 2008, the Company continued to utilize the LIFO method for a portion of its merchandise inventories for financial reporting purposes in order to maintain conformity with the LIFO method for income tax purposes.
In the third quarter of fiscal 2008, management elected to change its inventory accounting method for tax purposes from retail LIFO to the weighted average cost method under the Internal Revenue Service (“IRS”) Revenue Procedure 2008-43. This tax election was effective retrospectively to the beginning of fiscal 2008. In connection with this tax election, we changed our accounting method for valuing our remaining inventory valued at LIFO cost to weighted average cost, which represented 39% of our consolidated merchandise inventories at November 1, 2008. Our entire merchandise inventory is now valued using the weighted average cost method. This change in accounting principle was retrospectively applied to February 3, 2008 and had a nominal impact on the first and second quarters of fiscal 2008.
In the first quarter of fiscal 2007, we changed our accounting method for valuing the merchandise inventories of our International segment (excluding Toys “R” Us - Japan, Ltd. (“Toys - Japan”), which was already on the weighted average cost method) from the retail FIFO inventory method to the weighted average cost method following the implementation of our perpetual inventory system internationally.
Management believes the weighted average cost method is preferable to the retail inventory method because it results in greater precision in the determination of cost of sales and merchandise inventories. Our perpetual inventory system provides management product level detail by store on both a cost and retail price basis. Management believes the weighted average cost method provides for a better matching of cost of sales with related sales. In addition, management believes it is preferable to value its entire inventory under the weighted average cost method, which was brought about by the tax election change from retail LIFO to weighted average cost.
In accordance with Statement of Financial Accounting Standards (“SFAS”) 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), we recorded the cumulative effect of the change in accounting principle as of February 3, 2008. We determined that retrospective application for periods prior to fiscal 2008 is impracticable, as the period-specific information necessary to value merchandise inventories under the cost methods was unavailable. As of February 3, 2008, the cumulative effect of the change in accounting principle made in the first quarter of fiscal 2008, was a nominal reduction in Merchandise inventories, a nominal increase in Deferred tax assets, a reduction in Accrued expenses and other current liabilities of $1 million and a net decrease in Stockholders’ deficit of $1 million. The change made in the third quarter of fiscal 2008 did not have a material impact on the cumulative effect of the change in accounting principle made in the first quarter of fiscal 2008 or on subsequent period financial statements.
For comparability purposes, the following table sets forth the effects of the changes in accounting principle made in the first and third quarter of fiscal 2008 by comparing our Condensed Consolidated Balance Sheet (as reported under the weighted average cost method) to pro forma Condensed Consolidated Balance Sheet (as if merchandise inventories were valued under the retail inventory methods prior to these changes) as of November 1, 2008:

(In millions)
As of November 1, 2008	As Reported	Pro Forma	Change
Merchandise inventories	$3,238	$3,211	$27
Total current assets	3,914	3,887	27
Total assets	9,206	9,179	27
Accrued expenses and other current liabilities	863	852	11
Total current liabilities	3,033	3,022	11
Stockholders’ deficit	(661)	(677)	16
Total liabilities and stockholders’ deficit	9,206	9,179	27
For comparability purposes, the following tables set forth the effects of the changes in accounting principle made in the first and third quarters of fiscal 2008 by comparing our Condensed Consolidated Statement of Operations (as reported under the weighted average cost method) to pro forma Condensed Consolidated Statement of Operations (as if merchandise inventories were valued under the retail inventory methods prior to these changes) for the thirteen and thirty-nine weeks ended November 1, 2008:

(In millions)
For the 13 Weeks Ended November 1, 2008	As Reported	Pro Forma	Change
Cost of sales	$1,813	$1,820	$(7)
Gross margin	960	953	7
Operating loss	(54)	(61)	7
Loss before income taxes and minority interest	(167)	(174)	7
Income tax benefit	61	64	(3)
Net loss	(104)	(108)	4

(In millions)
For the 39 Weeks Ended November 1, 2008	As Reported	Pro Forma	Change
Cost of sales	$5,312	$5,341	$(29)
Gross margin	2,951	2,922	29
Operating earnings	27	(2)	29
Loss before income taxes and minority interest	(275)	(304)	29
Income tax benefit	131	143	(12)
Net loss	(127)	(144)	17

3. Short-term borrowings and long-term debt
A summary of our consolidated Short-term borrowings and Long-term debt as of November 1, 2008, February 2, 2008 and November 3, 2007 is outlined in the table below:

	November 1,	February 2,	November 3,
(In millions)	2008	2008	2007
Short-term borrowings
Toys - Japan, short-term bank loans	$85	$—	$243

Long-term debt
Note due in semi-annual installments through February 20, 2008 (1)	—	21	19
Toys - Japan 0.77%-1.18% loans due fiscal 2008 (2)	—	137	—
Toys - Japan committed credit line due fiscal 2011	204	—	—
Secured real estate loans, due August 9, 2009 (3)	800	800	800
Unsecured credit agreement, due December 8, 2009 (4)	1,300	1,300	1,300
$2.0 billion secured revolving credit facility, expires fiscal 2010	367	—	489
Multi-currency revolving credit facility, expires fiscal 2010	—	—	28
Toys - Japan 1.20%-2.80% loans maturing fiscals 2010-2014	157	153	161
7.625% notes, due fiscal 2011 (5)	513	517	518
Secured term loan facility, due fiscal 2012	797	797	797
Unsecured credit facility, due fiscal 2012	180	180	180
French real estate credit facility, due fiscal 2012	81	95	93
Spanish real estate credit facility, due fiscal 2012	167	196	193
U.K. real estate senior credit facility, due fiscal 2013	568	696	741
U.K. real estate junior credit facility, due fiscal 2013	101	124	132
7.875% senior notes, due fiscal 2013 (5)	393	392	392
7.375% senior notes, due fiscal 2018 (5)	406	407	407
8.750% debentures, due fiscal 2021 (6)	22	22	22
Capital leases and other	73	37	41

	6,129	5,874	6,313
Less current portion	30	50	48

Total long-term debt	$6,099	$5,824	$6,265

(1)	On February 26, 2008, we paid the final installment of this note.

(2)	On April 30, 2008, we refinanced these borrowings under the Toys - Japan committed credit line due fiscal 2011.

(3)	We have exercised our second maturity date extension option, which extended the maturity date of the loans to August 9, 2009. We have the contractual ability and intent to extend the maturity date to August 9, 2010.

(4)	We have exercised our first maturity date extension option, which extended the maturity date of the loan to December 8, 2009. We have the contractual ability and intent to extend the maturity date to December 7, 2010.

(5)	Represents obligations of the Toys “R” Us, Inc. legal entity.

(6)	Represents obligations of Toys “R” Us, Inc. and Toys “R” Us - Delaware.
The total fair market values of our Short-term borrowings and Long-term debt, with carrying values of $6.2 billion at November 1, 2008, $5.9 billion at February 2, 2008 and $6.6 billion at November 3, 2007, were $4.7 billion, $5.1 billion and $6.2 billion, respectively. The fair market values of our Short-term borrowings and Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods.
Borrowing Availability
At November 1, 2008, we had $367 million of outstanding borrowings and a total of $110 million of outstanding letters of credit under our $2.0 billion secured revolving credit facility, which expires in fiscal 2010. We had remaining availability of $1.5 billion under the facility at November 1, 2008. In addition, at November 1, 2008, we had no outstanding borrowings and we had $337 million of availability under our multi-currency revolving credit facility (£95 million and €145 million) which expires in fiscal 2010.

Toys - Japan Unsecured Credit Lines ($85 million and $204 million at November 1, 2008)
On March 31, 2008, Toys - Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). We paid fees of $3 million to enter into the agreement, which have been capitalized as deferred debt issuance costs and will be amortized over the term of the agreement.
Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($204 million at November 1, 2008), expires in fiscal 2011, and bears an interest rate of Tokyo Inter Bank Offered Rate (“TIBOR”) plus 0.63% per annum. Tranche 2 is available in amounts of up to ¥15 billion ($153 million at November 1, 2008), expires in fiscal 2009, and bears an interest rate of TIBOR plus 0.35% per annum.
The agreement contains covenants, including, among other things, covenants that require Toys - Japan to maintain a certain minimum level of net assets and profitability during the agreement terms. The agreement also restricts us from reducing our ownership percentage in Toys - Japan. At November 1, 2008, we had outstanding Long-term debt of $204 million and Short-term borrowings of $85 million under Tranche 1 and Tranche 2, respectively. In addition, we had remaining availability of $68 million under Tranche 2 at November 1, 2008.
Prior to March 31, 2008, Toys - Japan maintained loans under uncommitted credit facilities with various financial institutions. At February 2, 2008, borrowings under these uncommitted credit facilities of $137 million were classified as Long-term debt as we refinanced these borrowings under Tranche 1 on April 30, 2008. At November 3, 2007, borrowings under these uncommitted credit facilities of $243 million were classified as Short-term borrowings.
Secured real estate loans, due August 9, 2009 ($800 million at November 1, 2008)
On July 3, 2008, we notified the lenders to our $800 million secured real estate loans that we were exercising our second maturity date extension option, which extended the maturity date of the loans from August 9, 2008 to August 9, 2009. No other terms of the loans were changed as a result of the extension. We classify these loans as long-term because we have the ability and intent to exercise our remaining maturity date extension option to August 2010. Pursuant to the extension option, we were also required to extend our current interest rate cap through the end of the second maturity extension. Refer to Note 4 to the Condensed Consolidated Financial Statements entitled “Derivative instruments and hedging activities” for further details.
Unsecured credit agreement, due December 8, 2009 ($1.3 billion at November 1, 2008)
On September 5, 2008, we notified the lenders to our $1.3 billion Unsecured Credit Agreement that we were exercising our first maturity date extension option, which extends the maturity date of the loan from December 9, 2008 to December 8, 2009. To exercise this option as provided under the terms of the agreement, we paid the lenders $3 million on December 9, 2008. No other terms of the loan were changed as a result of the extension. We have the ability and intent to exercise our remaining maturity date extension option to December 2010. Pursuant to the extension option, we were also required to extend our current interest rate cap through the end of the first maturity extension. Refer to Note 4 to the Condensed Consolidated Financial Statements entitled “Derivative instruments and hedging activities” for further details.
Guarantees
We currently guarantee 80% of Toys - Japan’s three installment loans from a third party in Japan, totaling ¥3.9 billion ($40 million at November 1, 2008). These loans have annual interest rates of 2.6% – 2.8% and mature from 2012 to 2014 and are reported as part of the Toys - Japan bank loans of $157 million at November 1, 2008. On May 13, 2008, we entered into an agreement with McDonald’s Holding Company (Japan), Ltd. (“McDonald’s Japan”), in which we promise to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% of Toys - Japan’s three installment loans.
4. Derivative instruments and hedging activities
For our derivatives that are designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), no material ineffectiveness existed at November 1, 2008, February 2, 2008 and November 3, 2007.  We recorded approximately $1 million and $2 million to Interest expense related to these cash flow hedges for the thirteen and thirty-nine weeks ended November 1, 2008, respectively. The impact to Interest expense related to these cash flow hedges for the thirteen and thirty-nine weeks ended November 3, 2007 was approximately $1 million.
For the thirteen and thirty-nine weeks ended November 1, 2008, we recorded a net reduction to Interest expense of $14 million and $18 million, respectively, related to the change in fair value of our derivatives that do not qualify for hedge accounting. For the thirteen and thirty-nine weeks ended November 3, 2007, we recorded a net increase to Interest expense of $12 million and $22 million, respectively, related to the change in fair value of our derivatives that do not qualify for hedge accounting.

$1.3 Billion Unsecured Credit Agreement
On May 8, 2008, we entered into two new interest rate swaps related to our $1.3 billion Unsecured Credit Agreement. The interest rate swaps have a notional amount of $1.3 billion and convert the variable LIBOR-based portion of our interest payments to a fixed rate of interest of 3.14%, which will effectively fix the all-in interest rate of the facility at 6.14%. The interest rate swaps mature in December 2010, corresponding with the final maturity of the Unsecured Credit Agreement assuming the exercise of all available extension options. The interest rate swaps have been designated as cash flow hedges under SFAS 133. The interest rate cap and corridor that were previously designated as hedges of the $1.3 billion Unsecured Credit Agreement were de-designated, and the remaining $3 million previously recorded in Other comprehensive loss will be amortized to Interest expense as the hedged items affect earnings over the original life of the interest rate cap and corridor.
On November 20, 2008, we extended the interest rate cap on our $1.3 billion Unsecured Credit Agreement through the end of the first maturity extension as required under the terms of the loan agreement. The amount paid to extend the cap was nominal. The interest rate cap manages the variable cash flows associated with changes in the one month LIBOR above 7.50% and does not qualify for hedge accounting under SFAS 133.
$800 Secured Real Estate Loan
On July 9, 2008, we extended the interest rate caps on the $800 million notional amount related to the Secured Real Estate Loan through the end of the second maturity extension as required under the terms of the loan agreement. The amount paid to extend the caps was nominal. The interest rate caps manage the variable cash flows associated with changes in the one month LIBOR above 7.00% and do not qualify for hedge accounting under SFAS 133.
Merchandise Import Purchases
During the third quarter of fiscal 2008, we entered into foreign currency forward contracts to economically hedge the U.S. dollar merchandise purchases of our foreign subsidiaries. These derivative contracts are not designated as hedges under SFAS 133. As a result, changes in the value of these derivatives are recorded on the Condensed Consolidated Statement of Operations. For the thirteen and thirty-nine weeks ended November 1, 2008, we recorded a net increase to Interest expense of $4 million related to these contracts.
Toys-Japan Interest Rate Swap
In fiscal 2007, we consolidated KK Funding Corporation (“KKFC”), a special purpose entity formed with the limited purpose of borrowing and lending funds to Toys - Japan, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“VIE”) (“FIN 46(R)”). On July 10, 2008, we terminated the secured borrowing arrangement with KKFC, and as a result paid ¥370 million ($3 million) to cancel the interest rate swap, which had a nominal impact on our Condensed Consolidated Statement of Operations.
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

Short-term Investments
As of February 2, 2008, we held $168 million of short-term investments comprised of municipal auction-rate securities, which were classified as Level 3 inputs. During the first quarter of fiscal 2008, we settled $148 million of our auction-rate securities at par value through the normal auction process. On May 6, 2008, one of our auction-rate securities was called at par by the issuer for $10 million. On July 24, 2008, the remaining auction-rate security was sold at approximately $1 million below par, to a buyer for $9 million. As of November 1, 2008, we no longer hold any Short-term investments.
Derivative Financial Instruments
Currently, we use derivative financial arrangements to manage a variety of risk exposures, including interest rate and currency risks associated with our Long-term debt, as well as foreign currency risk relating to our import merchandise purchases and cross-currency intercompany lending. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of November 1, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified as a Level 2 within the fair value hierarchy, the balance of which was a net liability of $8 million as of November 1, 2008.
6. Income taxes
The following table summarizes our income tax benefit and effective tax rates for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
($ in millions)	2008	2007	2008	2007
Loss before income taxes and minority interest	$(167)	$(159)	$(275)	$(338)
Income tax benefit	61	81	131	170
Effective tax rate	(36.5)%	(50.9)%	(47.6)%	(50.3)%
The effective tax rates for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007 were based primarily on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate was 37.9% for the 39 weeks ended November 1, 2008 compared to 50.3% in the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to our mix of earnings, our determination to utilize foreign tax credits rather than electing to deduct foreign taxes, changes in permanent differences, and an increase in state tax expense.
For the thirteen weeks ended November 1, 2008, our effective tax rate was impacted by additional income tax benefit of $2 million related to adjustments to income taxes payable. The additional income tax benefit was offset by income tax expense of $2 million related to our liability for uncertain tax positions. For the thirteen weeks ended November 3, 2007, our effective tax rate was impacted primarily by additional income tax benefit resulting from the reversal of valuation allowance of $10 million related to foreign tax credits. The additional income tax benefit was partially offset by income tax expense of $3 million from adjustments to our liability for uncertain tax positions and our income taxes payable.
For the thirty-nine weeks ended November 1, 2008, our effective tax rate was impacted by additional income tax benefits of $25 million related to adjustments to deferred taxes, $8 million of reduction in valuation allowance and $5 million of state tax refunds due to settlements of tax examinations. The adjustment to deferred taxes includes an income tax benefit of $20 million for foreign tax credits resulting from Toys - Japan becoming a controlled foreign corporation for tax purposes in the second quarter of fiscal 2008. The additional income tax benefits were partially offset by income tax expense of $8 million related to our liability for uncertain tax positions and income tax expense of $2 million related to adjustments to income taxes payable and deferred taxes. For the thirty-nine weeks ended November 3, 2007, our effective tax rate was impacted by additional income tax benefits of $11 million related to the reversal of valuation allowance and changes in tax laws. The additional income tax benefits were partially offset by income tax expense of $8 million related to adjustments to our liability for uncertain tax positions, adjustments to our income taxes payable and settlements of certain tax audits.
During the thirteen weeks ended November 1, 2008, our gross uncertain tax positions increased by $5 million. During the thirty-nine weeks ended November 1, 2008, our gross uncertain tax positions decreased by $103 million, which were primarily a result of audit settlements and a ruling received from a non-U.S. tax jurisdiction. These changes decreased our income tax benefit by $2 million and $8 million for the thirteen and thirty-nine weeks ended November 1, 2008, respectively, with the remainder being offset by adjustments to our income taxes payable and deferred income tax accounts. During the thirteen and thirty-nine weeks ended November 3, 2007, there were no material changes in our gross uncertain tax positions since the date of our adoption of FIN No. 48 (as amended) - “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.”
7. Comprehensive loss
Comprehensive loss is comprised of:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(In millions)	2008	2007	2008	2007
Net loss	$(104)	$(76)	$(127)	$(159)
Foreign currency translation adjustments, net of tax	(114)	49	(111)	83
Foreign currency effect on liquidation of foreign subsidiary	—	—	(39)	—
Unrealized loss on hedged transactions, net of tax	(13)	(1)	(3)	(1)
Minimum pension liability adjustment, net of tax	—	(1)	—	(1)

Comprehensive loss	$(231)	$(29)	$(280)	$(78)

8. Segments
In connection with our strategy of integrating our toy and juvenile product offerings, we continue to increase the number of integrated side-by-side Toys “R” Us and Babies “R” Us store formats and the juvenile product offerings in our standalone Toys “R” Us stores. The performance of our previous Toys “R” Us - U.S. (“Toys - U.S.”) and Babies “R” Us (“Babies”) segments have become less meaningful and increasingly difficult to analyze separately. As a result of these cumulative changes to our business model, our Chief Executive Officer, who is our chief operating decision maker (“CODM”) has changed the way he assesses performance and allocates resources to our domestic operations. As of November 1, 2008, we operate our domestic business as a single Domestic operating segment in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). Accordingly, we have restated prior period segment information to conform to the current period presentation.
Pursuant to this change, our reportable segments are: Domestic, which provides toy and juvenile product offerings in 49 states and Puerto Rico and is responsible for our Internet operations; and Toys “R” Us-International (“International”), which operates, licenses or franchises toy and baby stores in 33 foreign countries with wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom, and consolidates the results of Toys - Japan. All intercompany transactions between segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

The following table shows our percentages of Net sales by product category for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Juvenile	36.6%	35.5%	37.6%	36.6%
Entertainment	15.5%	15.1%	15.4%	15.5%
Seasonal	11.4%	11.7%	14.9%	15.4%
Learning	18.7%	19.2%	16.1%	16.2%
Core Toy	15.0%	15.8%	13.2%	13.6%
Other	2.8%	2.7%	2.8%	2.7%

Total	100%	100%	100%	100%

A summary of operations by reportable segment is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(In millions)	2008	2007	2008	2007
Net sales
Domestic	$1,700	$1,674	$5,097	$4,954
International	1,073	1,107	3,166	3,013

Total Net sales	$2,773	$2,781	$8,263	$7,967

Operating (loss) earnings

Domestic	$8	$(3)	$203	$180
International	12	37	(16)	33
Corporate and other charges	(75)	(78)	(204)	(222)
Gain on liquidation of foreign subsidiary	—	—	39	—
Net gains on sales of properties	1	18	5	34

Operating (loss) earnings	(54)	(26)	27	25
Interest expense	(115)	(136)	(315)	(378)
Interest income	2	3	13	15

Loss before income taxes and minority interest	$(167)	$(159)	$(275)	$(338)

	November 1,	February 2,	November 3,
(In millions)	2008	2008	2007
Merchandise inventories
Domestic (1)	$2,023	$1,242	$2,048
International	1,215	756	1,260

Total Merchandise inventories	$3,238	$1,998	$3,308

(1)	Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Change in accounting principle” for the impact of the change in accounting methods for valuing the Merchandise inventories of our Domestic segment.
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
Toys - Japan had previously been a party to a service agreement with McDonald’s Japan which Toys - Japan terminated on November 30, 2006. On February 28, 2007, McDonald’s Japan filed a lawsuit in the Tokyo District Court challenging Toys - Japan’s ability to terminate the service agreement and seeking to enforce that agreement. Toys - Japan had previously established a reserve of $5 million for termination expenses and other fees which were recorded to SG&A expense. On May 13, 2008, a settlement was reached in which Toys - Japan and McDonald’s Japan agreed to the termination of the service agreement and the payment by Toys - Japan of ¥2.0 billion ($19 million as of May 13, 2008) to McDonald’s Japan. The settlement agreement resulted in an increase to SG&A expenses of $14 million and a reduction of earnings by approximately $5 million after the minority interest and tax impact for the thirty-nine weeks ended November 1, 2008.
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
10. Related party transactions
Transactions with the Sponsors - We are owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the July 21, 2005 merger and recapitalization (“Merger Transaction”). We recorded management and advisory fees of $4 million and $13 million for the thirteen and thirty-nine weeks ended November 1, 2008, respectively. We recorded management and advisory fees of $4 million and $12 million for the thirteen and thirty-nine weeks ended November 3, 2007, respectively.
From time to time the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. These syndicates include affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co. L.P., all equity owners of the Company. During the thirteen and thirty-nine weeks ended November 1, 2008, the interest amounts paid on such debt and debt securities held by related parties were $8 million and $20 million, respectively. During the thirteen and thirty-nine weeks ended November 3, 2007, the interest amounts paid on such debt and debt securities held by related parties were $9 million and $21 million, respectively. Refer to Note 3 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt.”
During the thirty-nine weeks ended November 3, 2007, we sold properties to Vornado Surplus 2006 Realty LLC. Refer to Note 13 to the Condensed Consolidated Financial Statements entitled “Liquidation of Hong Kong subsidiary and sales of properties” for further details.
11. Toys - Japan tender offer
On May 13, 2008, TRU Japan Holdings 2, LLC (“Holdings 2”), our newly formed wholly-owned subsidiary, announced an open tender offer to purchase a minimum of 4,519,000 shares of Toys - Japan from McDonald’s Japan and all public shareholders at ¥729 ($6.81 at June 10, 2008) per share. The tender offer closed on June 10, 2008, on which date Holdings 2 purchased 4,943,036 shares (14.35% of Toys - Japan) for $34 million, including $1 million of transaction costs. As a result of this purchase, we own 21,395,036 shares or approximately 62% of Toys - Japan.
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
12. Reorganization
On June 10, 2008, we entered into a plan of reorganization pursuant to Internal Revenue Code (“IRC”) §368(a) with Toys “R” Us Holdings, Inc. (“Former Parent”) under which our Former Parent transferred all of its assets (including 1,000 shares of our Pre-Reorganization Common Stock (as defined below)) and liabilities to us in exchange for us issuing 48,955,808 shares of our Post-Reorganization Stock (as defined below) to Former Parent. In addition, pursuant to the plan of reorganization, we assumed the obligations and succeeded the rights of Former Parent under the 2005 Management Equity Plan (“Management Equity Plan”). In order to effect the plan of reorganization, we amended our

Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) on June 10, 2008, in order to authorize 55,000,000 shares of common stock, par value $0.001 per share (the “Post-Reorganization Common Stock”) in addition to the already existing 3,000 shares of common stock, par value $0.01 per share (the “Pre-Reorganization Common Stock”). After effecting the plan of reorganization, we amended and restated the Certificate of Incorporation on June 10, 2008 in order to change the authorized capital to consist of only 55,000,000 shares of Post-Reorganization Common Stock. Immediately after the exchange, Former Parent, pursuant to the plan of reorganization, was dissolved. In connection with the dissolution of Former Parent, Former Parent distributed all of its assets (consisting solely of the Post-Reorganization Common Stock) to its shareholders, in a ratio of one share of Post-Reorganization Stock for each share of Former Parent common stock owned by each shareholder. On June 10, 2008, our by-laws were also amended and restated in order to incorporate certain Sponsor-related provisions formerly contained in the Former Parent’s by-laws.
Accordingly, our common stock is now held directly by the former shareholders of Former Parent, including the Sponsors and certain members of management. In connection with the plan of reorganization, we also amended certain agreements in order for the Company to assume the responsibilities and obligations of Former Parent under those agreements, including the Advisory Agreement among Former Parent, the Company and affiliates of our Sponsors, dated as of July 21, 2005, and the Management Equity Plan, pursuant to which certain members of management of our Company hold common stock. We also assumed the responsibilities and obligations under the Stockholders Agreement among Former Parent, affiliates of our Sponsors and certain other Persons, dated as of July 21, 2005, which, among other things, contains provisions regarding the composition of our Board of Directors and Sponsor approval of certain actions, including, but not limited to, a change in control of the Company, the incurrence of certain indebtedness by the Company and certain acquisitions and dispositions by the Company.
13. Liquidation of Hong Kong subsidiary and sales of properties
In the second quarter of fiscal 2008, the operations of TRU (HK) Limited, our wholly-owned subsidiary, were substantially liquidated. As a result, we recognized a $39 million gain representing a cumulative translation adjustment, in accordance with SFAS No. 52 “Foreign Currency Translation.” The gain is reflected as Gain on liquidation of foreign subsidiary in our Condensed Consolidated Statement of Operations and as Foreign currency effect on liquidation of foreign subsidiary in our Condensed Consolidated Statement of Stockholders’ Deficit.
In the second quarter of fiscal 2008, Toys “R” Us Iberia Real Estate S.L., an indirect wholly-owned subsidiary, sold a property to an unrelated third party for gross proceeds of $26 million, resulting in a net gain of $14 million. At the time of the sale, Toys “R” Us Iberia S.A., its parent company, leased back a portion of the property. Due to the leaseback, we have recognized $4 million of the net gain and have deferred the remaining $10 million, which will be amortized over the 25-year life of the lease.
In the first quarter of fiscal 2007, the Toys-Delaware and MAP 2005 Real Estate, LLC (“MAP”), both wholly-owned subsidiaries, sold two properties to Vornado Surplus 2006 Realty LLC for gross proceeds of approximately $5 million and recorded a gain of $3 million. During the second quarter of fiscal 2007, we completed the sale of two additional properties for gross proceeds of $9 million and recorded a gain of $2 million. In addition, during the second quarter of fiscal 2007, we consummated a lease termination agreement resulting in a net gain of $10 million. During the third quarter of fiscal 2007, we sold our interest in an idle distribution center for gross proceeds of approximately $29 million, resulting in a gain of $18 million.
14. Recent accounting pronouncements
In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement is effective as of November 15, 2008. We do not expect its adoption will have a material impact on our Condensed Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our Condensed Consolidated Financial Statements disclosure.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. SFAS 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As of November 1, 2008, February 2, 2008 and November 3, 2007, noncontrolling interests of $105 million, $153 million and $130 million, respectively, were recorded on our Condensed Consolidated Balance Sheets. Our Condensed Consolidated Statements of Operations reflect $2 million and $17 million of net losses for the thirteen and thirty-nine weeks ended November 1, 2008, respectively, and $2 million and $9 of net losses for the thirteen and thirty-nine weeks ended November 3, 2007, respectively, related to the portion of our net losses attributable to noncontrolling interests in Toys - Japan. We are currently assessing the impact that SFAS 160 will have on our Condensed Consolidated Financial Statements.
In October 2008, SFAS 157 was amended by FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”). This FSP is effective upon issuance and amends FASB Statement No. 157, Fair Value Measurements, to clarify its application in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP SFAS 157-3 did not have a material impact on our Condensed Consolidated Financial Statements.
In September 2008, SFAS 133 and FIN 45 was amended by FSP SFAS 133-1 and FIN 45-4, “Disclosure about Credit Derivatives and Certain Guarantees - an Amendment of FASB Statement No. 133 and FASB Interpretation No. 45” (“FSP SFAS 133-1 and FIN 45-4”). This FSP requires disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument and also amends FIN 45, to require an additional disclosure about the current status of the performance risk of a guarantee for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that FSP SFAS 133-1 and FIN 45-4 will have on our Condensed Consolidated Financial Statements.
In February 2008, SFAS 157 was amended by FSP SFAS 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements” (“FSP SFAS 157-2”). As such, SFAS 157 (as amended) is partially effective for measurements and disclosures of financial assets and liabilities for fiscal years beginning after November 15, 2007 and is fully effective for measurement and disclosure provisions on all applicable assets and liabilities for fiscal years beginning after November 15, 2008. FSP SFAS 157-2 will not have a material impact on our Condensed Consolidated Financial Statements.
In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) No. 08-3 “Accounting by Lessees for Maintenance Deposits” (“EITF 08-3”). EITF 08-03 mandates that maintenance deposits that may not be refunded should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. This EITF is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We do not expect its adoption will have a material impact on our Condensed Consolidated Financial Statements.

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
Our Business
We generate sales, earnings, and cash flows by retailing toys, baby-juvenile products and children’s apparel worldwide. As described in Note 8 entitled “Segments,” as of the third quarter of fiscal 2008, our reportable segments are now: Toys “R” Us - Domestic (“Domestic”), which provides toy and juvenile product offerings in 49 states and Puerto Rico and sells merchandise through our Internet sites; and Toys “R” Us - International (“International”), which operates, licenses or franchises stores in 33 foreign countries. As of November 1, 2008, there were 1,546 wholly-owned and franchised “R” Us branded retail stores worldwide.
In our Fiscal 2007 Annual Report on Form 10-K we disclosed various “Risk Factors” regarding our business, including the risk that our sales could be adversely affected by changes in consumer buying patterns brought about by economic conditions. During the third quarter of fiscal 2008, there was significant deterioration in the global financial markets and economic environment, which we believe negatively impacted consumer spending at many retailers. In response to this, we have taken steps to increase opportunities to profitably drive sales and to curtail capital spending and operating expenses wherever prudent. If these adverse trends in economic conditions worsen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods. See further disclosure of significant risk factors included in Part I, Item 1A. entitled “Risk Factors” in our Fiscal 2007 10-K and in Part II, Item 1A. entitled “Risk Factors” in this Report on Form 10-Q.
Financial Performance
As discussed in more detail in this MD&A, the following financial data present an overview of our financial performance for the thirteen and thirty-nine weeks ended November 1, 2008 compared to the thirteen and thirty-nine weeks ended November 3, 2007.

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
($ in millions)	2008	2007	2008	2007
Net sales (decline) growth (versus prior year)	(0.3)%	9.7%	3.7%	8.1%
Gross margin as a percentage of Net sales	34.6%	35.1%	35.7%	35.4%
Selling, general and administrative expenses as a percentage of Net sales	33.2%	33.3%	32.3%	31.9%
Net loss	$(104)	$(76)	$(127)	$(159)
Net sales for the thirteen weeks ended November 1, 2008 decreased slightly due to decreased comparable store net sales across our segments as our business was impacted by the slowdown in the global economy, and unfavorable changes in foreign currency translation. These decreases were partially offset by increases in our Internet-based net sales. Net sales for the thirty-nine weeks ended November 1, 2008 increased due to the benefits of foreign currency translation, the addition of new wholly-owned stores, increases in our Domestic comparable store net sales, and increases in our Internet-based net sales. Partially offsetting these increases were decreased comparable store net sales at our International segment.
Gross margin as a percentage of Net sales for the thirteen weeks ended November 1, 2008 decreased due to reduced discounts and allowances from vendors associated with the slowdown in the global economy, partially offset by improvements in our sales mix toward higher margin products. Gross margin as a percentage of Net sales for the thirty-nine weeks ended November 1, 2008 increased slightly due to improvements in our sales mix toward higher margin products, partially offset by increases in promotional events and clearance pricing to keep inventory current.
Selling, general and administrative expenses (“SG&A”) as a percentage of Net sales for the thirteen weeks ended November 1, 2008 decreased primarily due to initiatives to reduce overall operating expenses, including compensation expenses and professional fees. SG&A as a percentage of Net sales for the thirty-nine weeks ended November 1, 2008 increased due to increases in payroll-related, store occupancy and advertising expenses primarily due to the opening of new wholly-owned stores, costs to support conversions to new side-by-side and “R” superstore formats, and increases in print advertising to drive customer traffic to our stores. Additionally, SG&A increased by $14 million for the thirty-nine weeks ended November 1, 2008 due to the contract termination settlement between Toys - Japan and McDonald’s Japan.

Net loss for the thirteen weeks ended November 1, 2008 increased primarily due to a decrease in Income tax benefit, decreased Gross margin and a decrease in Net gains on sales of properties, partially offset by a decrease in Interest expense. Net loss for the thirty-nine weeks ended November 1, 2008 decreased primarily due to improvements in Gross margin, a decrease in Interest expense and a $39 million gain resulting from the liquidation of the operations of our wholly-owned subsidiary TRU (HK) Limited. These decreases were partially offset by increases in SG&A, a decrease in Income tax benefit and a decrease in Net gains on sales of properties.
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
Various factors affect comparable store net sales, including the number of stores we open or close, the general retail sales environment, current local and global economic conditions, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, the timing of releases of new merchandise and our promotional events, the success of marketing programs, and the cannibalization of existing store net sales by new stores. Among other things, weather conditions can affect comparable store net sales because inclement weather can require us to close certain stores temporarily and thus reduce customer traffic in those stores. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store net sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store net sales will continue to fluctuate in the future.
The following shows our comparable store net sales performance for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007 vs.	November 1, 2008	November 3, 2007 vs.
	vs. 2007	2006	vs. 2007	2006
Domestic	(0.2)%	(0.9)%	1.2%	1.6%
International	(2.1)%	2.0%	(2.5)%	3.8%
Store Count by Segment

	Divisional Store Count
	November 1,	November 3,
	2008	2007	Change
Domestic (1)	845	844	1
International (2)	701	709	(8)

Total	1,546	1,553	(7)

(1)	Store count as of November 1, 2008 included 49 side-by-side stores and 17 “R” superstores. As of November 3, 2007, there were 21 side-by-side stores and 2 “R” superstores.

(2)	Store count as of November 1, 2008 included 504 wholly-owned (including 167 in Japan) and 197 licensed and franchised stores. As of November 3, 2007, there were 502 wholly-owned (including 169 in Japan) and 207 licensed and franchised stores. International’s wholly-owned store count includes 64 and 27 side-by-side stores as of November 1, 2008 and November 3, 2007, respectively.

Net Loss

	13 Weeks Ended			39 Weeks Ended
	November 1,	November 3,		November 1,	November 3,
(In millions)	2008	2007	Change	2008	2007	Change
Net loss	$(104)	$(76)	$(28)	$(127)	$(159)	$32
Net loss increased by $28 million to $104 million for the thirteen weeks ended November 1, 2008, compared to the same period last year. Net loss increased primarily due to a decrease in Income tax benefit of $20 million, a decrease in our Gross margin of $17 million as a result of lower overall Net sales with a lower gross margin percentage and a $17 million decrease in Net gains on sales of properties. Partially offsetting these decreases was a decrease in Interest expense of $21 million primarily due to lower average interest rates on debt and a reduction in charges related to changes in the fair value of our derivatives.
Net loss decreased by $32 million to $127 million for the thirty-nine weeks ended November 1, 2008, compared to the same period last year. Net loss decreased primarily due to an increase in our Gross margin of $129 million as a result of higher overall Net sales with a higher gross margin percentage, a decrease in Interest expense of $63 million primarily due to lower average interest rates on debt and a reduction in charges related to changes in the fair value of our derivatives, and a $39 million gain resulting from the liquidation of the operations of our wholly-owned subsidiary, TRU (HK) Limited. Partially offsetting these improvements were an increase in our SG&A of $130 million, a decrease in Income tax benefit of $39 million and a $29 million decrease in Net gains on sales of properties.
Net Sales

	13 Weeks Ended
					Percentage of Net Sales
	November 1,	November 3,			November 1,	November 3,
($ in millions)	2008	2007	$ Change	% Change	2008	2007
Domestic	$1,700	$1,674	$26	1.6%	61.3%	60.2%
International	1,073	1,107	(34)	(3.1)%	38.7%	39.8%

Total Net sales	$2,773	$2,781	$(8)	(0.3)%	100.0%	100.0%

For the thirteen weeks ended November 1, 2008, Net sales decreased by $8 million, or 0.3%, compared to the same period last year. Net sales for the thirteen weeks ended November 1, 2008 included the impact of foreign currency translation that decreased Net sales by approximately $15 million.
Excluding the impact of foreign currency translation, Net sales for the thirteen weeks ended November 1, 2008 increased primarily due to increases in our Internet-based net sales, partially offset by decreased comparable store net sales across our segments as a result of the slowdown in the global economy.

	39 Weeks Ended
					Percentage of Net Sales
	November 1,	November 3,			November 1,	November 3,
($ in millions)	2008	2007	$ Change	% Change	2008	2007
Domestic	$5,097	$4,954	$143	2.9%	61.7%	62.2%
International	3,166	3,013	153	5.1%	38.3%	37.8%

Total Net sales	$8,263	$7,967	$296	3.7%	100.0%	100.0%

For the thirty-nine weeks ended November 1, 2008, Net sales increased by $296 million, or 3.7%, to $8.3 billion from $8.0 billion for the same period last year. Net sales for the thirty-nine weeks ended November 1, 2008 included the impact of foreign currency translation that increased Net sales by approximately $194 million.
Excluding the impact of foreign currency translation, Net sales for the thirty-nine weeks ended November 1, 2008 increased due to the addition of new wholly-owned stores, increases in our Domestic comparable store net sales, and increases in our Internet-based net sales. Partially offsetting these increases were decreased comparable store net sales in our International segment.

Domestic
Net sales for the Domestic segment increased by $26 million, or 1.6%, for the thirteen weeks ended November 1, 2008, compared to the same period last year. The increase in Net sales was primarily a result of increases in our Internet-based net sales driven by demand for our entertainment and juvenile products. Slightly offsetting this increase was decreased comparable store net sales of 0.2%.
The comparable store net sales decrease was primarily the result of decreased demand in our core toy, learning, and juvenile categories for products such as baby gear, games, collectibles, and educational electronics due to the slowing economy in the United States. These decreases were largely offset by increases in the entertainment category driven by strong demand for video game consoles, video game software and related accessories, such as Nintendo Wii Fit. Our comparable store net sales were also positively impacted by the conversion of certain stores to our side-by-side and “R” superstore formats.
Net sales for the Domestic segment increased by $143 million, or 2.9%, to $5.1 billion for the thirty-nine weeks ended November 1, 2008, compared to $5.0 billion in the same period last year. The increase in Net sales was primarily a result of an increase in comparable store net sales of 1.2%, increases in our Internet-based net sales driven by demand for our juvenile and entertainment products and the addition of new wholly-owned stores opened since November 3, 2007.
The comparable store net sales increase was primarily the result of increases in our entertainment and juvenile categories, partially offset by decreases in our seasonal category. The entertainment category was primarily affected by strong demand for video game consoles, new video game software releases and related accessories, such as the successful launch of Nintendo Wii Fit. Our comparable store net sales were also positively impacted by the conversion of certain stores to our side-by-side and “R” superstore formats, which benefited our juvenile category. These increases were partially offset by a decrease in sales of outdoor products and challenges in the overall economy.
International
Net sales for the International segment decreased by $34 million, or 3.1%, for the thirteen weeks ended November 1, 2008, compared to the same period last year. Excluding a $15 million decrease in Net sales due to foreign currency translation, International Net sales decreased primarily due to a decrease in comparable store net sales of 2.1%.
The comparable store net sales decrease was primarily impacted by decreases in our entertainment and core toy categories, which we believe were affected by the slowdown in the global economy. Additionally, entertainment decreased primarily due to strong prior year sales of video game hardware related to Nintendo Wii, Nintendo DS Lite and Sony Playstation 3. Core toys decreased primarily due to strong prior year sales of licensed products. These decreases were partially offset by increases in our juvenile category from the conversion of certain stores to our side-by-side store format.
Net sales for the International segment increased by $153 million, or 5.1%, to $3.2 billion for the thirty-nine weeks ended November 1, 2008, compared to $3.0 billion in the same period last year. Excluding a $194 million increase in Net sales due to foreign currency translation, International Net sales decreased primarily due to a decrease in comparable store net sales of 2.5%, partially offset by increased Net sales from the addition of new wholly-owned stores opened since November 3, 2007.
The comparable store net sales decrease was primarily impacted by decreases in our entertainment, seasonal and core toy categories, which we believe were affected by the slowdown in the global economy. Entertainment decreased primarily due to strong prior year sales of video game hardware related to Nintendo Wii, Nintendo DS Lite and Sony Playstation 3. Sales of seasonal products decreased primarily due to a decrease in sales of outdoor products. Core toys decreased primarily due to strong prior year sales of licensed products. Partially offsetting these decreases were increased sales in our juvenile category from the conversion of certain stores to our side-by-side store format.
Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following costs are included in our “Cost of sales”:
•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	Gross margin for the 13 Weeks Ended
				Percentage of Net Sales
	November 1,	November 3,		November 1,	November 3,	Percentage of Net
($ in millions)	2008	2007	$ Change	2008	2007	Sales Change
Domestic	$565	$570	(5)	33.2%	34.1%	(0.9)%
International	395	407	(12)	36.8%	36.8%	—

Total Gross margin	$960	$977	$(17)	34.6%	35.1%	(0.5)%

Gross margin, as a percentage of Net sales, decreased by 0.5% and decreased $17 million for the thirteen weeks ended November 1, 2008, compared to the same period last year. Foreign currency translation accounted for approximately $6 million of the decrease. Gross margin as a percentage of Net sales was affected primarily by reduced discounts and allowances from vendors due to the slowdown in the global economy, partially offset by improvements in our sales mix toward sales of higher margin products.
Additionally, we changed our accounting method for valuing merchandise inventories at our Domestic segment (see Note 2 to the Condensed Consolidated Financial Statements entitled “Change in accounting principle”), which contributed an approximate $7 million increase to our Gross margin.

	Gross margin for the 39 Weeks Ended
				Percentage of Net Sales
	November 1,	November 3,		November 1,	November 3,	Percentage of Net
($ in millions)	2008	2007	$ Change	2008	2007	Sales Change
Domestic	$1,786	$1,736	50	35.0%	35.0%	—
International	1,165	1,086	79	36.8%	36.0%	0.8%

Total Gross margin	$2,951	$2,822	$129	35.7%	35.4%	0.3%

Gross margin, as a percentage of Net sales, increased by 0.3% and increased $129 million for the thirty-nine weeks ended November 1, 2008, compared to the same period last year. Foreign currency translation accounted for approximately $67 million of the increase. Gross margin as a percentage of Net sales was affected by improvements in our sales mix toward higher margin products, partially offset by increases in promotional events and clearance pricing to keep inventory current.
Additionally, we changed our accounting method for valuing merchandise inventories at our Domestic segment (see Note 2 to the Condensed Consolidated Financial Statements entitled “Change in accounting principle”), which contributed an approximate $29 million increase to our Gross margin.
Domestic
Gross margin decreased by $5 million to $565 million for the thirteen weeks ended November 1, 2008, compared to $570 million in the same period last year. Gross margin as a percentage of Net sales for the thirteen weeks ended November 1, 2008 decreased by 0.9%.
The decrease in Gross margin as a percentage of Net sales was primarily due to reduced discounts and allowances from vendors associated with the slowing economy in the United States. These decreases were partially offset by the change in accounting method for valuing merchandise inventories which contributed an approximate $7 million increase to our Gross margin, and improvements in our sales mix toward higher margin products, such as juvenile products and video game accessories.
Gross margin increased by $50 million to $1.8 billion for the thirty-nine weeks ended November 1, 2008, compared to $1.7 billion in the same period last year. Gross margin as a percentage of Net sales for the thirty-nine weeks ended November 1, 2008 remained unchanged compared to the same period last year.
Gross margin as a percentage of Net sales was impacted by improvements in our sales mix toward higher margin products, such as juvenile products and video game accessories, as well as the change in accounting method for valuing merchandise inventories which contributed an approximate $29 million increase to our Gross margin. These increases were offset by increases in promotional events and clearance pricing taken to keep inventory current.
International
Gross margin decreased by $12 million to $395 million for the thirteen weeks ended November 1, 2008, compared to $407 million in the same period last year. Foreign currency translation accounted for approximately $6 million of the decrease. Gross margin as a percentage of Net sales for the thirteen weeks ended November 1, 2008 remained unchanged compared to the same period last year.

Gross margin as a percentage of Net sales was primarily affected by reduced discounts and allowances from vendors due to a reduction in inventory purchases and clearance pricing taken to keep inventory current. This decrease was offset by a change in sales mix toward sales of higher margin juvenile products.
Gross margin increased by $79 million to $1.2 billion for the thirty-nine weeks ended November 1, 2008, compared to $1.1 billion in the same period last year. Foreign currency translation accounted for approximately $67 million of the increase. Gross margin as a percentage of Net sales for the thirty-nine weeks ended November 1, 2008 increased 0.8%.
The increase in Gross margin as a percentage of Net sales was primarily due to a change in sales mix toward higher margin juvenile products as well as decreased sales of lower margin video game hardware.
Selling, General and Administrative Expenses (SG&A)
The following are the types of costs included in SG&A:
•	store payroll and related payroll benefits;

•	rent and other store operating expenses,

•	advertising expenses;

•	costs associated with operating our distribution network, including costs related to moving merchandise from distribution centers to stores;

•	impairment loss on long-lived assets;

•	other corporate-related expenses; and

•	other income.

	13 Weeks Ended
				Percentage of Net Sales
	November 1,	November 3,		November 1,	November 3,	Percentage of Net
($ in millions)	2008	2007	$ Change	2008	2007	Sales Change
Toys “R” Us - Consolidated	$920	$927	$(7)	33.2%	33.3%	(0.1)%
SG&A decreased $7 million to $920 million for the thirteen weeks ended November 1, 2008, compared to $927 million for the same period last year. As a percentage of Net sales, SG&A decreased 0.1%. Foreign currency translation accounted for approximately $4 million of the decrease.
Excluding the impact of foreign currency translation, the decrease in SG&A was primarily due to initiatives to reduce overall operating expenses, including compensation expenses and professional fees. Also contributing to the decrease were costs incurred in the prior year to improve store layouts at a number of our Domestic stores which were not incurred in the current quarter. Partially offsetting these decreases were increases in store occupancy expenses primarily due to the opening of new wholly-owned stores and costs to support conversions to our side-by-side and “R” superstore formats.

	39 Weeks Ended
				Percentage of Net Sales
	November 1,	November 3,		November 1,	November 3,	Percentage of Net
($ in millions)	2008	2007	$ Change	2008	2007	Sales Change
Toys “R” Us - Consolidated	$2,670	$2,540	$130	32.3%	31.9%	0.4%
SG&A increased $130 million to $2.7 billion for the thirty-nine weeks ended November 1, 2008, compared to $2.5 billion for the same period last year. As a percentage of Net sales, SG&A increased 0.4%. Foreign currency translation accounted for approximately $67 million of the increase.
Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to increases in payroll-related, store occupancy and advertising expenses. Payroll-related and store occupancy expenses increased primarily due to the opening of new wholly-owned stores and costs to support conversions to our side-by-side and “R” superstore formats. Advertising expenses increased due to increases in print advertising to drive customer traffic to our stores. Additionally, SG&A increased at our International segment due to the contract termination payment related to the settlement between Toys - Japan and McDonald’s Japan, which increased SG&A by $14 million (refer to Note 9 to our Condensed Consolidated Financial Statements entitled “Litigation and legal proceedings” for further details).

Depreciation and Amortization

	13 Weeks Ended			39 Weeks Ended
	November 1,	November 3,		November 1,	November 3,
(In millions)	2008	2007	Change	2008	2007	Change
Toys “R” Us - Consolidated	$95	$94	$1	$298	$291	$7
Depreciation and amortization increased by $1 million, or 1%, to $95 million for the thirteen weeks ended November 1, 2008, compared to the same period last year. Depreciation and amortization increased by $7 million, or 2%, to $298 million for the thirty-nine weeks ended November 1, 2008, compared to the same period last year. The increase for the thirty-nine weeks ended November 1, 2008 is due primarily to an approximate $6 million effect of foreign currency translation.
Net gains on sales of properties

	13 Weeks Ended			39 Weeks Ended
	November 1,	November 3,		November 1,	November 3,
(In millions)	2008	2007	Change	2008	2007	Change
Toys “R” Us - Consolidated	$1	$18	$(17)	$5	$34	$(29)
Net gains on sales of properties decreased by $17 million and $29 million for the thirteen and thirty-nine weeks ended November 1, 2008, respectively, compared to the same periods last year. The decrease for the thirteen weeks ended November 1, 2008 was primarily due to an $18 million gain on the sale of an idle distribution center during the third quarter of fiscal 2007. The decrease for the thirty-nine weeks ended November 1, 2008 was due to a gain of $10 million on the consummation of a lease termination agreement and the $18 million gain on the sale of the idle distribution center during fiscal 2007.
Interest Expense

	13 Weeks Ended			39 Weeks Ended
	November 1,	November 3,		November 1,	November 3,
(In millions)	2008	2007	Change	2008	2007	Change
Toys “R” Us - Consolidated	$115	$136	$(21)	$315	$378	$(63)
Interest expense decreased $21 million, or 15%, for the thirteen weeks ended November 1, 2008 compared to the same period last year. The decrease was primarily due to lower average interest rates on debt and a reduction of charges related to the changes in the fair values of our derivatives which do not qualify for hedge accounting.
Interest expense decreased $63 million, or 17%, for the thirty-nine weeks ended November 1, 2008 compared to the same period last year. The decrease was primarily due to lower average interest rates on debt and a reduction of charges related to the changes in the fair values of our derivatives which do not qualify for hedge accounting.
Interest Income

	13 Weeks Ended			39 Weeks Ended
	November 1,	November 3,		November 1,	November 3,
(In millions)	2008	2007	Change	2008	2007	Change
Toys “R” Us - Consolidated	$2	$3	$(1)	$13	$15	$(2)
Interest income decreased by $1 million and $2 million for the thirteen and thirty-nine weeks ended November 1, 2008 compared to the same periods last year, primarily due to lower effective interest rates.
Income tax benefit
The following table summarizes our income tax benefit and effective tax rates for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007.

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
($ in millions)	2008	2007	2008	2007
Loss before income taxes and minority interest	(167)	(159)	(275)	(338)
Income tax benefit	61	81	131	170
Effective tax rate	(36.5)%	(50.9)%	(47.6)%	(50.3)%
The effective tax rates for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007 were based primarily on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate was 37.9% compared to 50.3% in the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to our mix of earnings, our determination to utilize foreign tax credits rather than electing to deduct foreign taxes, changes in permanent differences, and an increase in state tax expense.
For the thirteen weeks ended November 1, 2008, our effective tax rate was impacted by additional income tax benefit of $2 million related to adjustments to income taxes payable. The additional income tax benefit was offset by income tax expense of $2 million related to our liability for uncertain tax positions. For the thirteen weeks ended November 3, 2007, our effective tax rate was impacted primarily by additional income tax benefit resulting from the reversal of valuation allowance of $10 million related to foreign tax credits. The additional income tax benefit was partially offset by income tax expense of $3 million related to adjustments to our liability for uncertain tax positions and our income taxes payable.
For the thirty-nine weeks ended November 1, 2008, our effective tax rate was impacted by additional income tax benefits of $25 million related to adjustments to deferred taxes, $8 million of reduction in valuation allowance and $5 million of state tax refunds due to settlements of tax examinations. The adjustment to deferred taxes includes an income tax benefit of $20 million for foreign tax credits resulting from Toys - Japan becoming a controlled foreign corporation for tax purposes in the second quarter of fiscal 2008. The additional income tax benefits were partially offset by income tax expense of $8 million related to our liability for uncertain tax positions and income tax expense of $2 million related to adjustments to income taxes payable and deferred taxes. For the thirty-nine weeks ended November 3, 2007, our effective tax rate was impacted by additional income tax benefits of $11 million related to the reversal of valuation allowance and changes in tax laws. The additional income tax benefits were partially offset by an income tax expense of $8 million related to adjustments to our liability for uncertain tax positions, adjustments to our income taxes payable and settlements of certain tax audits.
Liquidity and Capital Resources
Overview
As of November 1, 2008, we were in compliance with all of our financial covenants related to our outstanding debt. At November 1, 2008, we had $367 million of outstanding borrowings and a total of $110 million of outstanding letters of credit under our $2.0 billion secured revolving credit facility, which expires in fiscal 2010. We had remaining availability of $1.5 billion under the facility at November 1, 2008. In addition, as of November 1, 2008, we had no outstanding borrowings and we had $337 million of availability under our multi-currency revolving credit facility (£95 million and €145 million) which expires in fiscal 2010.
On March 31, 2008, Toys “R” Us - Japan, Ltd. (“Toys - Japan”) entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($204 million at November 1, 2008) and expires in fiscal 2011. Tranche 2 is available in amounts of up to ¥15 billion ($153 million at November 1, 2008), which expires in fiscal 2009. At November 1, 2008, we had outstanding $204 million and $85 million under Tranche 1 and Tranche 2, respectively. We had remaining availability under Tranche 2 of $68 million at November 1, 2008.
In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, servicing debt, financing construction of new stores, remodeling existing stores, and paying expenses to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the holiday selling season. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and our revolving credit facilities. Although we believe that our cash generated from operations, along with our existing cash and revolving credit facilities, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next 12 months, continued world-wide financial market disruption may have a negative impact on our financial performance and position in the future.

	39 Weeks Ended
	November 1,	November 3,
($ in millions)	2008	2007	$ Change	% Change
Net cash used in operating activities	$(855)	$(946)	$91	9.6%
Net cash used in investing activities	(152)	(140)	(12)	(8.6)%
Net cash provided by financing activities	476	513	(37)	(7.2)%
Effect of exchange rate changes on cash and cash equivalents	(7)	48	(55)	(114.6)%

Net decrease during period in cash and cash equivalents	$(538)	$(525)	$(13)	(2.5)%

Cash Flows Used in Operating Activities
During the thirty-nine weeks ended November 1, 2008, net cash used in operating activities was $855 million compared to $946 million used in operating activities during the thirty-nine weeks ended November 3, 2007. The $91 million decrease in cash used in operating activities was primarily the result of decreased purchases of merchandise inventories, increased sales, and lower interest payments due to lower average interest rates. The decrease was partially offset by increased payments on accounts payable due to the timing of vendor payments, increased payments for income taxes and increased operating expenses.
Cash Flows Used in Investing Activities
During the thirty-nine weeks ended November 1, 2008, net cash used in investing activities was $152 million compared to $140 million for the thirty-nine weeks ended November 3, 2007. The increase was primarily the result of increases related to capital expenditures of $76 million, the purchase of $34 million of additional shares of Toys - Japan and a $46 million increase in the change in restricted cash. These increases were partially offset by cash proceeds from sales of our Short-term investments of $167 million.
Our capital expenditures are primarily for financing construction of new stores and remodeling existing stores. In addition, our capital expenditures include costs to improve and enhance our information technology systems. Due to the significant deterioration in the global financial markets and economic environment, we have taken and will continue taking steps to curtail our capital spending for the foreseeable future.
Cash Flows Provided by Financing Activities
During the thirty-nine weeks ended November 1, 2008, net cash provided by financing activities was $476 million compared to $513 million for the thirty-nine weeks ended November 3, 2007. The $37 million decrease in cash provided by financing activities was primarily the result of reduced borrowings on our secured revolving credit facility as a result of improved cash flows from operating activities. This decrease was partially offset by increased net borrowings at Toys - Japan. Refer to the description of changes to our debt structure below, as well as Note 3 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt.”
Debt
During the thirty-nine weeks ended November 1, 2008, we made the following changes to our debt structure:
On March 31, 2008, Toys - Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit. During the thirty-nine weeks ended November 1, 2008, Toys - Japan had additional net borrowings on its Tranche 1 unsecured loan of $67 million. In addition, Toys - Japan borrowed $85 million under uncommitted credit facilities classified as Short-term borrowings. Partially offsetting these net borrowings at Toys - Japan were scheduled long-term debt repayments, including the final installment payment of $21 million on a note on February 20, 2008.
On July 3, 2008, we notified the lenders to our $800 million secured real estate loans that we were exercising our second maturity date extension option, which extended the maturity date of the loans from August 9, 2008 to August 9, 2009. On September 5, 2008, we notified the lenders to our $1.3 billion Unsecured Credit Agreement that we were exercising our first maturity date extension option, which extends the maturity date of the loans from December 9, 2008 to December 8, 2009. Refer to Note 3 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for more information.
We and our subsidiaries, as well as the Sponsors or their affiliates, may from time to time acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Related party transactions.”

Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Refer to the “CONTRACTUAL OBLIGATIONS” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, for details on our contractual obligations and commitments
Credit Ratings
As of December 12, 2008, our current credit ratings, which are considered non-investment grade, were as follows:

Standard
	Moody’s	and Poor’s
Long-term debt	B2	B
Outlook	Stable	Stable
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
The rating agencies may, in the future, revise the ratings on our outstanding debt.
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
Merchandise Inventories
In the first and third quarters of fiscal 2008, we changed our accounting method for valuing the merchandise inventories of our Domestic segment from the LIFO (last-in, first-out) and FIFO (first-in, first-out) retail inventory method to the weighted average cost method. These changes in accounting principle were a result of implementing a perpetual inventory system in our Domestic locations that allows management to track our inventory costs at a product level and our election to discontinue LIFO accounting for tax purposes. We have accounted for the change in accounting principle in accordance with Statement of Financial Accounting Standards (“SFAS”) 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Change in accounting principles” for the impact on our Condensed Consolidated Financial Statements and further details.
Fair Value Measurements
On February 3, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), as amended by Financials Accounting Standards Board (“FASB”) Staff Position (“FSP SFAS”)157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” FSP SFAS 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements” and FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset in a Market that is not active.” As such, SFAS 157 (as amended) is partially effective for measurements and disclosures of financial assets and liabilities for fiscal years beginning after November 15, 2007 and is fully effective for measurement and disclosure provisions on all applicable assets and liabilities for fiscal years beginning after November 15, 2008. Refer to Note 5 to the Condensed Consolidated Financial Statements entitled “Fair Value Measurements” for the impact to our Condensed Consolidated Financial Statements and further details.
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
These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of our business, changes in consumer preferences and consumer spending patterns, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, our substantial level of indebtedness and related debt service obligations and the covenants in our debt agreements, cost and availability of adequate financing, our dependence on key vendors of our merchandise, international events affecting the delivery of toys and other products to our stores, economic, political and other developments associated with our international operations, and risks, uncertainties and factors set forth in our reports and documents filed with the United States Securities and Exchange Commission (which reports and documents should be read in conjunction with this Quarterly Report on Form 10-Q). We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Exposure
Our foreign currency exposure is primarily concentrated in the United Kingdom, Continental Europe, Canada, Australia and Japan. We believe the countries in which we own assets and operate stores are politically stable. We face currency translation exposures related to translating the results of our worldwide operations into U.S. dollars because of exchange rate fluctuations during the reporting period. We face foreign currency exchange transaction exposures related to cross-currency short-term intercompany loans and merchandise purchases. We enter into short-term, cross-currency intercompany loans with our foreign subsidiaries as part of our global cash management strategy. This exposure is fully hedged through the use of foreign currency exchange forward contracts. As a result, a 10% change in foreign currency exchange rates against the U.S. dollar would have a nominal impact related to our short-term, cross-currency intercompany loans on pre-tax earnings. Our foreign subsidiaries make U.S. dollar denominated merchandise purchases through the normal course of business. During the third quarter of fiscal 2008, we entered into foreign currency exchange forward contracts to economically hedge these U.S. dollar merchandise purchases for the remainder of fiscal 2008. As of November 1, 2008, we had a $91 million notional amount of outstanding contracts with a fair value of $(3) million. A 10% change in foreign exchange rates against the U.S. dollar would result in a $9 million change in pre-tax earnings related to the change in fair value of our forward contracts, without giving effect to the impact of future purchase commitments.
Interest Rate Exposure
We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt and have entered into interest rate swaps and interest rate caps to maintain that balance. A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows, whereas a change in interest rates on fixed rate debt impacts the fair value of debt on our Condensed Consolidated Balance Sheet. At November 1, 2008, a 1% increase in interest rates would have an unfavorable annualized impact on pre-tax earnings of $16 million and a 1% decrease in interest rates would have a favorable annualized impact on pre-tax earnings of $16 million. Refer to Notes 3 and 4 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” and “Derivative instruments and hedging activities”, respectively, for further details.
For further discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles, and to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of November 1, 2008 these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. Set forth below is an update to our risk factor related to the risk that our sales could be adversely affected by changes in consumer buying patterns brought about by economic conditions.
During the third quarter of fiscal 2008, there was significant deterioration in the global financial markets and economic environment, which we believe negatively impacted consumer spending at many retailers. In response to this, we have taken steps to increase opportunities to profitably drive sales and to curtail capital spending and operating expenses wherever prudent. If these adverse trends in economic conditions worsen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods.
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

TOYS “R” US, INC. (Registrant)
Date: December 12, 2008	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President - Chief Financial Officer

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
18	Letter re: change in accounting principle.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.