Form 10-K
period 2009-01-31
TOYS R US INC
filed 2009-03-31
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of March 15, 2009, there were outstanding 48,965,402 shares of common stock, $0.001 par value per share, of Toys “R” Us, Inc., none of which were publicly traded.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” “will,” “may” and similar words or phrases. These statements discuss, among other things, our strategy, store openings and renovations, future financial or operational performance, anticipated cost savings, results of store closings and restructurings, anticipated domestic or international development, future financings and other goals and targets.
These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of our business, changes in consumer preferences and consumer spending patterns, product safety issues including product recalls, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, changes in laws that impact our business, our dependence on key vendors for our merchandise, domestic and international events affecting the delivery of toys and other products to our stores, economic, political and other developments associated with our international operations, existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our reports and documents filed with the Securities and Exchange Commission. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

INDEX

PAGE
PART I.

Item 1. Business	1
Item 1A. Risk Factors	10
Item 1B. Unresolved Staff Comments	15
Item 2. Properties	16
Item 3. Legal Proceedings	16
Item 4. Submission of Matters to a Vote of Security Holders	16

PART II.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6. Selected Financial Data	17
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	36
Item 8. Financial Statements and Supplementary Data	38
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88
Item 9A. Controls and Procedures	88
Item 9B. Other Information	90

PART III.

Item 10. Directors, Executive Officers and Corporate Governance	90
Item 11. Executive Compensation	92
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	111
Item 13. Certain Relationships and Related Transactions and Director Independence	112
Item 14. Principal Accounting Fees and Services	113

PART IV.

Item 15. Exhibits and Financial Statement Schedules	115

SIGNATURES	116

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT	117

INDEX TO EXHIBITS	118
EX-4.3: FIRST SUPPLEMENTAL INDENTURE
EX-10.26: AMENDMENT #2 TO ADVISORY AGREEMENT
EX-10.32: AMENDMENT NO 1 TO SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
EX-10.35: FORM OF NON-QUALIFIED STOCK OPTION FOR EXECUTIVE OFFICERS
EX-10.36: FORM OF RESTRICTED STOCK AGREEMENT (WITH CONSIDERATION) FOR EXECUTIVE OFFICERS
EX-10.37: FORM OF RESTRICTED STOCK AGREEMENT (WITHOUT CONSIDERATION) FOR EXECUTIVE OFFICERS
EX-10.39: AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT
EX-10.41: AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT
EX-10.43: AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT
EX-10.45: AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT
EX-10.47: AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT
EX-12: STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-18: LETTER RE: CHANGE IN ACCOUNTING PRINCIPLE
EX-21: SUBSIDIARIES
EX-24: POWER OF ATTORNEY
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I
ITEM 1. BUSINESS
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2008 ended January 31, 2009; fiscal 2007 ended February 2, 2008; and fiscal 2006 ended February 3, 2007. References to fiscals 2008, 2007 and 2006 are to our fiscal years unless otherwise specified. Fiscal 2008 and fiscal 2007 had 52 weeks, whereas fiscal 2006 had 53 weeks.
Our Business
Our retail business began in 1948 when founder Charles Lazarus opened a baby furniture store, Children’s Bargain Town, in Washington, D.C. The Toys “R” Us name made its debut in 1957. Since its inception, Toys “R” Us has built its reputation as a leading consumer destination for toys and children’s products. We opened our first Babies “R” Us stores in 1996, expanding our presence into the specialty juvenile market. On July 21, 2005, we were acquired (consummated through a $6.6 billion merger (the “Merger”)) by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC (“Bain”), Kohlberg Kravis Roberts & Co., L.P. (“KKR”), and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”), along with a fourth investor, GB Holdings I, LLC, an affiliate of Gordon Brothers, a consulting firm that is independent from and unaffiliated with the Sponsors and management.
Recognizing the synergies between our toy and specialty juvenile products businesses over the last several years, we implemented a strategy of creating a “one-stop shopping” environment for our guests, combining the best of our toy and entertainment offerings with our specialty juvenile products, all under one roof (side-by-side and “R” superstore formats). In connection with our new integrated strategy, we continue to increase the number of side-by-side and “R” superstores both domestically and internationally. Over the past three years, we have converted 111 existing stores into side-by-side formats and have constructed 27 new side-by-side and “R” superstores. We expect that our side-by-side and “R” superstore formats will continue to be our focus going forward and will eventually become the standard for all of our stores. Given current economic conditions, this strategy, over the short-term, will be prudently implemented.
In addition to our side-by-side and “R” superstore formats, we continue to enhance our integrated strategy within our existing traditional toy stores with our BRU Express and Juvenile Expansion formats which devote additional square footage for our juvenile products. Over the past three years, we have converted 77 existing stores into BRU Express and Juvenile Expansion formats.
We generate sales, earnings and cash flows by retailing merchandise in our juvenile, learning, entertainment, core toy and seasonal product categories worldwide. Based on sales, we have a leading market share in most of the markets in which “R” Us branded retail stores operate. We attribute our market-leading position to our broad range of product offerings, our highly recognized brand names, our substantial scale and geographic footprint and our strong vendor relationships.
As of the end of fiscal 2008, we operated all of the “R” Us branded retail stores in the United States and Puerto Rico, as well as approximately 70% of the 713 “R” Us branded retail stores internationally. The balance of the “R” Us branded retail stores outside the United States are operated by franchisees and licensees, which do not have a material impact on our Net sales. We also sell merchandise through our Internet sites in the United States at toysrus.com and babiesrus.com, as well as through other Internet sites internationally. In addition, beginning in February 2009, we sell merchandise through our newly acquired sites etoys.com and babyuniverse.com.
As of January 31, 2009, we operated 1,559 “R” Us branded retail stores worldwide in the following formats:
•	side-by-side store, which ranges in size from 45,000 to 50,000 square feet and devotes approximately 30,000 square feet to traditional toy products and 15,000 square feet to specialty juvenile products;

•	“R” superstore, which typically ranges from 64,000 to 70,000 square feet by combining a traditional toy store of approximately 34,000 square feet with a specialty juvenile store of approximately 30,000 square feet;

•	traditional toy store, which typically ranges in size from 30,000 to 50,000 square feet and devotes approximately 5,500 square feet to boutique areas for specialty juvenile products (BRU Express and Juvenile Expansion formats devote approximately an additional 4,500 square feet and 1,000 square feet, respectively, for juvenile products); and

•	specialty juvenile store, which typically ranges from 30,000 to 40,000 square feet and devotes approximately 2,000 to 5,000 square feet to specialty name brand and private label clothing.
Our extensive experience in retail site selection has resulted in a portfolio of stores that include attractive locations in many of our chosen markets. Markets for new stores and formats are selected on the basis of proximity to other “R” Us branded stores, demographic factors, population growth potential, competitive environment, availability of real estate and cost. Once a potential market is identified, we select a suitable location based upon several criteria, including size of the property, access to major commercial thoroughfares, proximity of other strong anchor stores or other destination superstores, visibility and parking capacity.

As a result of cumulative changes to our business model brought about by our new integrated strategy, the performance of our previous Toys “R” Us — U.S. (“Toys — U.S.”) and Babies “R” Us (“Babies”) segments became less meaningful and increasingly difficult to analyze separately. As such, our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), has changed the way he assesses performance and allocates resources to our domestic operations.
Pursuant to this change, commencing in the third quarter of fiscal 2008, our business now has two reportable segments: Toys “R” Us - Domestic (“Domestic”) and Toys “R” Us - International (“International”). See Note 13 to our Consolidated Financial Statements entitled “SEGMENTS” for our segments’ financial results for fiscals 2008, 2007 and 2006. The following is a brief description of our segments:
•	Domestic. Our Domestic segment sells a variety of products in the juvenile, learning, entertainment, core toys, and seasonal categories through 846 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales are derived from 512 traditional toy stores (including 75 BRU Express and Juvenile Expansion formats), 262 specialty juvenile stores, 53 side-by-side stores and 19 “R” superstores. On average, our stores offer approximately 10,000 active items year-round. We believe we offer customers the most comprehensive selection of merchandise in the retail toy and specialty juvenile industries and are able to provide vendors with a year-round distribution outlet for the broadest assortment of their products.

•	International. Our International segment sells a variety of products in the juvenile, learning, entertainment, core toys, and seasonal categories through 713 owned, licensed and franchised stores that operate in 33 countries and through the Internet. Net sales (including fees received from licensed and franchised stores) in our International segment are derived from 625 traditional toy stores (including 2 BRU Express formats), as well as 66 side-by-side stores and 22 specialty juvenile stores that operate in Australia, Austria, Canada, France, Germany, Japan, Portugal, Spain, Switzerland and the United Kingdom. On average, a typical International store carries approximately 8,500 active items year-round. Our differentiated assortment, proportionately higher private label or exclusively licensed product offerings, and quality service levels enable us to command a reputation as the shopping destination for toys, games, juvenile and family leisure products.
Domestic
Based on sales, we believe we are the largest specialty retailer of toys in the United States and Puerto Rico as well as the only specialty juvenile retailer that operates on a national scale in the United States. We believe that we offer the most comprehensive selection of merchandise in the retail toy and specialty juvenile industries through our “R” Us branded stores and through the Internet. By focusing on toy and juvenile products, we are able to provide customers with a comprehensive range of merchandise and our vendors with a year-round distribution outlet for the broadest assortment of their products.
We seek to differentiate ourselves from our competitors in several key areas, including product selection, product presentation, service, in-store experience and marketing. We continue to grow and strengthen our business by:
•	focusing on the expansion of our juvenile product offerings through our side-by-side store, “R” superstore, BRU Express and Juvenile Expansion formats;

•	enhancing our product offerings and adding more private label and exclusive products to our mix;

•	offering great value to customers through a convenient multi-channel (store and Internet) shopping experience;

•	renovating our stores in the United States to freshen our stores and enhance the shopping experience;

•	reaching customers, through differentiated value propositions, with our expanded portfolio of ecommerce brands; and

•	providing exceptional service through our state of the art baby registry and reorganizing our store management teams to improve customer service.
Product Selection and Merchandise
Our product offerings are focused on serving the needs of parents, grandparents and gift-givers interested in purchasing merchandise in our primary product categories:
•	Juvenile— our juvenile product selection is focused to serve newborns and children up to four years of age. Consequently, we market a broad array of product sizes within multiple product categories, such as baby gear, infant care products, apparel, commodities, furniture, bedding, room décor and infant toys;

•	Learning — educational electronics and developmental toys, such as our Imaginarium products and pre-school merchandise, such as pre-school learning products, activities and toys;

•	Entertainment — video game hardware and software, electronics, computer software, DVDs and other related products;

•	Core Toy — boys and girls toys, such as dolls and doll accessories, action figures, role play toys and vehicles, games, plush and puzzles; and

•	Seasonal — toys and other products geared toward the Christmas and Halloween holidays and the summer season, as well as bikes, sporting goods, play sets and other outdoor products.
We offer a wide selection of popular national toy and juvenile brands including many products that are exclusively offered at, or launched at, our stores. Over the past few years, we have worked with key resources to obtain exclusive products and expand our private label brands enabling us to earn higher margins and offer products that our customers will not find elsewhere. We offer a broad selection of private label merchandise under names such as ANIMAL ALLEY, FAST LANE, IMAGINARIUM, DREAM DAZZLERS, ESPECIALLY FOR BABY, KOALA BABY, and YOU & ME in our stores. We believe these private label brands provide a solid platform on which we can expand our product offering in the future and will further differentiate our products and allow us to enhance profitability.
Marketing
We have achieved our leading market position largely as a result of building a highly recognized brand name and delivering superior service to our customers. We use a variety of broad-based and targeted marketing and advertising strategies to reach consumers. These strategies include mass marketing programs such as direct mail, e-mail marketing, targeted magazine advertisements, catalogs and other inserts in national or local newspapers and national television and radio broadcasts. Our direct marketing program focuses on the specialty juvenile market with mailings to expecting and new parents. In addition, we offer unique benefits to our customers, including the Rewards “R” Us program, which provides customers with a variety of exclusive one-time offers and ongoing benefits, and Geoffrey’s Birthday Club, which provides members with exciting birthday surprises.
Our focus on in-store marketing is designed to generate strong customer frequency and increase average sales per customer. Our overall marketing efforts are carefully coordinated such that in-store marketing signage is consistent with the current television, radio and print advertisements. Our websites are used to support and supplement the promotion of products in “R” Us branded stores.
Our comprehensive baby registry offered in our stores and on the Internet allows an expectant parent to list desired products and enables gift-givers to tailor purchases to the expectant parent’s specific needs and wishes. Our baby registry also facilitates our direct marketing and customer relationship management initiatives.
Customer Service
Compared to multi-line mass merchandisers, we believe we are able to provide superior service to our customers through our highly trained sales force. We train our store associates extensively to deepen their product knowledge and enhance their targeted selling skills in order to improve customer service in our stores. We are continually working to improve the allocation of products within our stores and waiting times at checkout counters. For the added convenience of our customers, we provide a home delivery program in some of our stores.
In addition to our baby registry, we offer a variety of helpful publications and innovative programs and services for the expectant parent, including frequent in-store product demonstrations and periodic educational seminars led by store associates and local experts.
We work on behalf of our customers to look for ways to enhance product safety. We have put in place industry-leading product safety standards that meet or exceed federally mandated requirements. In addition, through our dedicated safety microsite, safety boards in stores, e-mail blasts and partnerships with noted safety experts and organizations, we provide resources that are used by parents, grandparents and childcare providers to ensure they have the most up-to-date information on product safety and recalls.
Market and Competition
The U.S. retail toy, specialty juvenile and electronics markets totaled approximately $63 billion in sales in 2008, with approximately $22 billion in sales driven by traditional toys, approximately $20 billion driven by juvenile products and approximately $21 billion driven by video games. In these markets, we compete with mass merchandisers, such as Wal-Mart, Target and Kmart; consumer electronics retailers, such as Best Buy and Gamestop; Internet and catalog businesses; national and regional specialty, department and discount store chains; as well as local retailers in the geographic areas we serve. Our baby registry competes with baby registries of mass merchandisers and other specialty format and regional retailers.
We believe the principal competitive factors in the toy, specialty juvenile and video game products markets are product variety, quality, safety and availability, price, advertising and promotion, convenience or store location, customer support and service. We believe we are able to compete by providing a broader range of merchandise, maintaining in-stock positions, as well as convenient locations, superior customer service and competitive pricing.

Seasonality
Our Domestic business is highly seasonal with sales and earnings highest in the fourth quarter due to the holiday selling season. During the last three fiscal years, more than 39% of the sales from our Domestic business and a substantial portion of our operating earnings and cash flows from operations were generated in the fourth quarter.

Geographic Distribution of Domestic Stores
The following table sets forth the location of our Domestic stores as of January 31, 2009:

Location	Number of Stores
Alabama	9
Alaska	1
Arizona	15
Arkansas	5
California	106
Colorado	10
Connecticut	14
Delaware	3
Florida	57
Georgia	28
Hawaii	1
Idaho	3
Illinois	38
Indiana	17
Iowa	7
Kansas	6
Kentucky	10
Louisiana	10
Maine	3
Maryland	19
Massachusetts	21
Michigan	32
Minnesota	11
Mississippi	5
Missouri	16
Montana	1
Nebraska	4
Nevada	8
New Hampshire	7
New Jersey	41
New Mexico	3
New York	54
North Carolina	21
North Dakota	1
Ohio	37
Oklahoma	7
Oregon	8
Pennsylvania	45
Rhode Island	2
South Carolina	10
South Dakota	2
Tennessee	17
Texas	60
Utah	8
Vermont	1
Virginia	27
Washington	16
West Virginia	4
Wisconsin	11
Puerto Rico	4

Total	846

International
Our International segment operates, licenses and franchises “R” Us branded retail stores in 33 countries. Our wholly-owned operations are in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland and the United Kingdom and we consolidate the results of Toys “R” Us — Japan, Ltd. (“Toys — Japan”). We continue to pursue opportunities that may arise in these and other countries.
We present our international customers with a one-stop shopping experience and provide a breadth of product assortment unrivaled by our competitors through our “R” Us branded stores and through the Internet. Our differentiated product assortment, proportionately higher private label or exclusively licensed product offerings, and quality service levels enable us to command a reputation as the shopping destination for toys, electronics, juvenile products and family leisure products.
We seek to differentiate ourselves from our competitors in several key areas, including product selection, product presentation, service, in-store experience and marketing. We continue to grow and strengthen our business by:
•	focusing on the expansion of our juvenile product offerings through our side-by-side store, “R” superstore and BRU Express formats;

•	enhancing our product offering and adding more private label and exclusive products to our mix;

•	continually reviewing our International store portfolio for new store opportunities and potential renovations to freshen our stores and enhance the shopping experience;

•	offering great value to customers through a convenient multi-channel (store and Internet) shopping experience; and

•	providing exceptional service and reorganizing our store management teams to improve customer service.
Product Selection and Merchandise
Similar to our Domestic stores, our product offerings are focused on serving the needs of parents, grandparents and gift-givers interested in purchasing merchandise in our primary product categories:
•	Juvenile— our juvenile product selection is focused to serve newborns and children up to four years of age. Consequently, we market a broad array of product sizes within multiple product categories, such as baby gear, infant care products, apparel, commodities, furniture, bedding, room décor and infant toys;

•	Learning — educational electronics and developmental toys such as our World of Imagination products and pre-school merchandise, such as pre-school learning products, activities and toys;

•	Entertainment —video game hardware and software, electronics, computer software, DVDs, and other related products;

•	Core Toy — boys and girls toys, such as dolls and doll accessories, action figures, role play toys and vehicles, games, plush and puzzles; and

•	Seasonal — toys and other products geared toward the Christmas and other major holidays such as Three Kings, Carnival, Easter, and Golden Week and other seasonal products such as bicycles, sporting goods, play sets and other outdoor products.
Marketing
Our International segment’s marketing strategies are similar to the marketing strategies utilized by our Domestic segment. We use advertisements featured in national papers, catalogs/rotos distributed in newspapers, targeted door-to-door distribution, direct mailings to loyalty card members, other targeted mailings, in-store marketing and television advertising. Our focus on in-store marketing is designed to generate strong customer frequency and increase average sales per customer. Our United Kingdom business is especially well-known for its usage of feature walls, innovative product displays and signage that direct the customer to the latest promotions and product demonstrations, as well as to the products they come to buy. This promotional strategy has been replicated in some of our other international stores. The merchandising and marketing teams work closely to present the products in an engaging and innovative manner and we are focused on enhancing our in-store signage. We regularly change our banners and in-store promotions, which are advertised throughout the year, to attract consumers to visit the stores. Recent global growth and the increase in popularity of the baby registry have resulted in increased customer traffic, especially in combination with our integrated store format strategy.
Customer Service
Compared to multi-line mass merchandisers, we believe we are able to provide superior service to our customers through our highly trained sales force. We train our store associates extensively to deepen their product knowledge and enhance their targeted selling skills in order to improve customer service in our stores. We are continually working to improve the allocation of products within our stores and waiting times at checkout counters. For the added convenience of our customers, we provide a home delivery program in some of our stores.

We work vigilantly on behalf of our customers to look for ways to enhance product safety in our stores. We have put in place industry-leading product safety standards that meet and exceed global regulatory requirements. In addition, we provide the resources parents, grandparents and childcare providers need to ensure they have the most up-to-date information on product safety and recalls.
Market and Competition
In the toy and electronics markets, we compete with mass merchandisers and discounters such as Argos, Carrefour, Auchan, El Corte Ingles, Wal-Mart and Zellers. These competitors aggressively price items in the toy and electronic space with larger dedicated selling space during the holiday season in order to build traffic for other store departments.
The competitive factors in the toy and electronic products markets impacting the United States are also present in other countries where we operate. We believe we are able to compete by providing a broader range of merchandise, maintaining in-stock positions as well as our convenient locations, superior customer service and competitive pricing.
Seasonality
Our International business is highly seasonal, with sales and earnings highest in the fourth quarter due to the holiday selling season. During the last three fiscal years, more than 39% of the sales from our International business and a substantial portion of our operating earnings and cash flows from operations were generated in the fourth quarter.
License agreements
We have license agreements with unaffiliated third party operators located outside the United States. The agreements are largely structured with royalty income paid as a percentage of sales for the use of the Toys “R” Us trademark, trade name and branding. While this business format remains a small piece of our overall International business operations, we continue to look for opportunities for market expansion. Our preferred approach is to open stores in our successful wholly-owned format, but may choose partnerships or licensed arrangements where we believe business climate and risks may dictate.

Geographic Distribution of International Stores
The following table sets forth the location of our owned, licensed and franchised stores as of January 31, 2009:

	Location	Number of Stores
	Australia	33
	Austria	14
*	Bahrain	1
	Canada	67
*	China	13
*	Denmark	13
*	Egypt	4
*	Finland	4
	France	38
	Germany	57
*	Hong Kong	11
*	Iceland	3
*	Israel	24
	Japan	167
*	Korea	4
*	Macau	1
*	Malaysia	14
*	Netherlands (1)	17
*	Norway	8
*	Oman	1
*	Philippines	7
	Portugal	8
*	Qatar	1
*	Saudi Arabia	10
*	Singapore	7
*	South Africa	23
	Spain	42
*	Sweden	14
	Switzerland	5
*	Taiwan	16
*	Thailand	8
*	United Arab Emirates	5
	United Kingdom	73

	Total (2)	713

*	Franchised or licensed

(1)	During the first quarter of fiscal 2009, our franchise agreement in the Netherlands expired. Accordingly, the stores owned by the former franchisee will no longer be operated as Toys “R” Us stores, all branding was removed and the Company will have no franchised stores in the Netherlands.

(2)	During fiscal 2007, we terminated our franchise agreement in Turkey. Accordingly, the stores owned by the former franchisee are no longer operated as Toys “R” Us stores and all branding was removed during fiscal 2008.
Employees
As of January 31, 2009, we employed approximately 69,000 full-time and part-time individuals worldwide. Due to the seasonality of our business, we employed approximately 107,000 full-time and part-time employees during the fiscal 2008 holiday season. We consider our associate relations to be good. We believe that the benefits offered to our employees are competitive in relation to other companies in the retail sector.
Distribution Centers
In the United States, we operate 9 distribution centers, which support our Domestic retail stores. We also operate 9 distribution centers outside of the United States that support our International “R” Us branded stores (excluding licensed and franchised operations). During fiscal 2008, we closed one distribution center in the United States and have outsourced these functions.

These distribution centers employ warehouse management systems and material handling equipment that help to minimize overall inventory levels and distribution costs. We believe the flexibility afforded by our warehouse/distribution system and by our operation of the fleet of trucks used to distribute merchandise provide us with operating efficiencies and the ability to maintain a superior in-stock inventory position at our stores. We continuously seek to improve our supply chain management, optimize our inventory assortment and upgrade our automated replenishment system to improve inventory turnover.
To support our websites, we have a multi-year agreement with Exel, Inc., a leading North American contract logistics provider, who provides warehousing and fulfillment services for our Internet operations in the United States.
Vendor Service
We procure the merchandise that we offer to our customers from a wide variety of domestic and international vendors. We have approximately 3,400 active vendor relationships. For fiscal 2008, our top 20 vendors worldwide, based on our purchase volume in dollars, represented approximately 45% of the total products we purchased.
We provide a number of valuable services to our vendors. Our year-round commitment to selling toy, electronic and juvenile products, as well as our merchandising expertise, gives vendors a meaningful opportunity to display new merchandise and reach consumers throughout the year. In addition, we are able to provide our vendors with a wide variety of data on sales trends and marketing guidance and support, as well as early feedback on our vendors’ product development initiatives through the depth and longevity of our experienced merchandising team.
Financial Information About Our Segments
Financial information about our segments and our operations in different geographical areas for the last three fiscal years is set forth in Note 13 to the Consolidated Financial Statements entitled “SEGMENTS.”
Trademarks and Licensing
“TOYS “R” US®”, “BABIES “R” US®”, “IMAGINARIUM®”, “GEOFFREY®”, “KOALA BABY®”, “ANIMAL ALLEY®”, “FAST LANE®”, “DREAM DAZZLERS®”, “ESPECIALLY FOR BABY®”, “YOU AND ME®”, the reverse “R” monogram logo and the Geoffrey character logo, as well as variations of our family of “R” Us marks, either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many other countries. These trademarks are material to our business operations. We believe that our rights to these properties are adequately protected. In addition, in February 2009, we purchased the U.S. trademarks associated with etoys.com, babyuniverse.com and ePregnancy.com and certain trademark rights in other countries.
Available Information
Our investor relations website is toysrusinc.com. On this website under “COMPANY NEWS, SEC Filings,” we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports as soon as reasonably practicable after we electronically file with the Securities and Exchange Commission.
Our website contains the Toys “R” Us, Inc. Chief Executive Officer and Senior Financial Officers Code of Ethics (“CEO and Senior Financial Officers Code”). Any waivers from the CEO and Senior Financial Officers Code that apply to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions, will be promptly disclosed on the Company’s website. These materials are also available in print, free of charge, to any investor who requests them by writing to: Toys “R” Us, Inc., One Geoffrey Way, Wayne, New Jersey 07470, Attention: Investor Relations.
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
Our business is highly seasonal, and our financial performance depends on the results of the fourth quarter of each fiscal year.
Our business is highly seasonal with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 39% of our sales and a substantial portion of our operating earnings and cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. If we achieve less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, we may not be able to compensate sufficiently for the lower sales, operating earnings, or cash flows from operating activities during the first three quarters of the fiscal year. In addition, our results may be affected by dates on which important holidays fall and the shopping patterns relating to those holidays.
Our industry is highly competitive and competitive conditions may adversely affect our revenues and overall profitability.
The retail industry is highly and increasingly competitive and our results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, additional competitor store openings and other factors. We compete with discount and mass merchandisers; electronic retailers; national and regional specialty chains; as well as local retailers in the geographic areas we serve. We also compete with national and local discount stores, department stores, supermarkets and warehouse clubs, as well as Internet and catalog businesses. Competition is principally based on product variety, quality and availability, price, convenience or store location, advertising and promotion, customer support and service. Some of our competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.
Most of the merchandise we sell is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to build traffic for other store departments. Our business is vulnerable to demand and pricing shifts and to less than optimal selection in products such as apparel as a result of these factors. Competition in the video game market has increased in recent years as mass merchandisers have expanded and consumer electronics retailers have all experienced significant growth.
The baby registry market is highly competitive, with competition based on convenience, quality and selection of merchandise offerings and functionality. Our baby registry primarily competes with the baby registries of mass merchandisers, such as Wal-Mart and Target, and other specialty format and regional retailers. Some of our competitors have been aggressively advertising and marketing their baby registries through national and television and magazine campaigns. Within the past few years, the number of multiple registries and online registries has steadily increased. These trends present consumers with more choices for their baby registry needs, and as a result, increase competition for our baby registry.
If we fail to compete successfully, we could face lower sales and may decide or be compelled to offer greater discounts to our customers, which could result in decreased profitability.
Our sales may be adversely affected by changes in consumer spending patterns.
Many economic and other factors outside our control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels and inflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or an uncertain economic outlook could adversely affect consumer spending habits and can result in lower levels of economic activity. The domestic and international political situation also affects consumer confidence. Any of these events and factors could cause consumers to curtail spending and could have a negative impact on our financial performance and position in future fiscal periods.
During fiscal 2008, there was significant deterioration in the global financial markets and economic environment, which negatively impacted consumer spending. In response, we have taken steps to increase opportunities to profitably drive sales and to curtail capital spending and operating expenses wherever prudent. If these adverse trends in economic conditions worsen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there would be a negative impact on our financial performance and position in future fiscal periods.

Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing.
We have significant liquidity and capital requirements. Among other things, the seasonality of our businesses requires us to purchase merchandise well in advance of the holiday selling season. We depend on our ability to generate cash flow from operating activities, as well as on borrowings under our revolving credit facilities, to finance the carrying costs of this inventory, to pay for capital expenditures and to maintain operations. Standard & Poor’s and Moody’s rate our unsecured debt as non-investment grade. Any adverse change to our credit ratings could negatively impact our ability to refinance our debt on satisfactory terms and could increase our financing costs. While we believe we currently have adequate sources of funds to provide for our ongoing operations and capital requirements for the next 12 months, any inability to have future access to financing, when needed, would have a negative effect on our business.
We may not retain or attract customers if we fail to successfully implement our strategic initiatives.
We continue to implement a series of customer-oriented strategic programs designed to differentiate and strengthen our core merchandise content and service levels and to expand and enhance our merchandise offerings. We are improving the effectiveness of our marketing and advertising programs for our “R” Us stores. The success of these and other initiatives will depend on various factors, including the implementation of our growth strategy, the appeal of our store formats, our ability to offer new products to customers, our financial condition, our ability to respond to changing consumer preferences and competitive and economic conditions. We are also continuing with plans to reduce and optimize our operating expense structure. If we fail to implement successfully some or all of our strategic initiatives, we may be unable to retain or attract customers, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.
Our sales may be adversely affected if we fail to respond to changes in consumer preferences in a timely manner.
Our financial performance depends on our ability to identify, originate and define product trends, as well as to anticipate, gauge and react to changing consumer preferences in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our business fluctuates according to changes in consumer preferences dictated in part by fashion trends, perceived value and season. These fluctuations affect the merchandise in stock since purchase orders are written well in advance of the holiday season and, at times, before fashion trends and high-demand brands are evidenced by consumer purchases. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for other products.
Sales of video games tend to be cyclical and may result in fluctuations in our results of operations.
Sales of video games, which have tended to account for 10% to 15% of our Net sales, have been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease. If video game platform manufacturers fail to develop new hardware platforms, our sales of video game products could decline, which would negatively impact our financial performance.
We depend on key vendors to supply the merchandise that we sell to our customers.
Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous international and domestic manufacturers and importers. We have no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of our merchandise.
We have approximately 3,400 vendor relationships through which we procure the merchandise that we offer to our guests. For fiscal 2008, our top 20 vendors worldwide, based on our purchase volume in dollars, represented approximately 45% of the total products we purchased. Our inability to acquire suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on our business and operating results because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.
In addition, our vendors are subject to certain risks, including labor disputes, union organizing activities, financial liquidity, product merchantability, inclement weather, natural disasters and general economic and political conditions, that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices and on payment terms that are commercially acceptable.

For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands and could lead to an increase in customer litigation against us and an attendant increase in our routine and non-routine litigation costs. Further, any merchandise that does not meet our quality standards could become subject to a recall, which could damage our reputation and brands and harm our business.
International events could delay or prevent the delivery of products to our stores.
A significant portion of products sold by us are manufactured outside of the United States, primarily in Asia. As a result, any event causing a disruption of imports, including safety issues on materials, the imposition of import restrictions or trade restrictions in the form of tariffs, “antidumping” duties, port security or other events that could slow port activities, acts of war, terrorism or diseases, could increase the cost and reduce the supply of products available to us, which could, in turn, negatively affect our sales and profitability. In addition, port-labor issues, rail congestion and trucking shortages can have an impact on all direct importers. Although we attempt to anticipate and manage such situations, both our sales and profitability could be adversely impacted by any such developments in the future.
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
We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:
•	economic downturns;

•	currency exchange rate and interest rate fluctuations;

•	changes in governmental policy, including, among others, those relating to taxation or safety regulations;

•	international military, political, diplomatic and terrorist incidents;

•	government instability;

•	nationalization of assets; and

•	tariffs and governmental trade policies.
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

Our business exposes us to personal injury and product liability claims which could result in adverse publicity and harm to our brands and our results of operations.
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
If we are unable to renew or replace our current store leases or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases are terminated prior to expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.
We currently lease approximately 70% of our domestic and international stores. Most of our current leases provide for our unilateral option to renew for several additional rental periods at specific rental rates. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional store locations could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.
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
We are subject to certain regulatory and legal developments. If we fail to comply with regulatory or legal requirements, our business and financial results may be adversely affected.
We are subject to numerous regulatory and legal requirements. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission. In addition, our business activities require us to comply with complex regulatory and legal issues on a local, national and worldwide basis. Failure to comply with such laws and regulations could adversely affect our operations and financial results, involve significant expense and divert management’s attention and resources from other matters, which in turn could harm our business.
We may experience fluctuations in our tax obligations and effective tax rate.
We are subject to income taxes in the United States and numerous international jurisdictions. We record tax expense based on our estimates of future tax payments, which include reserves for estimates of probable settlements of international and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction or by changes to existing accounting rules or regulations.

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
Our total assets include substantial amounts of property, equipment and goodwill. Changes to estimates or projections related to such assets, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.
Our total assets include substantial amounts of property, equipment and goodwill. We make certain estimates and projections in connection with impairment analyses for these assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We also review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with SFAS 144 or SFAS 142. We will record an impairment loss when the carrying value of the underlying asset or asset group exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations would be adversely affected.
The Sponsors control us and may have conflicts of interest with us in the future.
Investment funds or groups advised by or affiliated with the Sponsors currently indirectly control us through their ownership of 98.1% of our voting common stock. As a result, the Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. In addition, the Sponsors may have an interest in pursuing dispositions, acquisitions, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to us as a company.
The Sponsors may direct us to make significant changes to our business operations and strategy, including with respect to, among other things, store openings and closings, new product and service offerings, sales of real estate and other assets, employee headcount levels and initiatives to reduce costs and expenses. We cannot provide assurance that the future business operations of our company will remain broadly in line with our existing operations or that significant real estate and other assets will not be sold.
The Sponsors are also in the business of making investments for their own accounts in companies, and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsors continue to indirectly own a significant amount of the outstanding shares of our common stock, the Sponsors will continue to be able to strongly influence or effectively control our decisions.
Risks Related to Our Substantial Indebtedness
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the various debt instruments.
We are highly leveraged. As of January 31, 2009, our total indebtedness was $5,545 million. Our substantial indebtedness could have important consequences, including, among others, the following:

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
We may be able to incur additional indebtedness in the future, including under our current revolving credit agreements, subject to the restrictions contained in our debt instruments. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
We may not be able to generate sufficient cash to service all of our indebtedness and may not be able to refinance our indebtedness on favorable terms. If we are unable to do so, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, our lenders’ financial stability, which are subject to prevailing global economic and market conditions and to certain financial, business and other factors beyond our control. Even if we were able to refinance or obtain additional financing, the costs of new indebtedness could be substantially higher than the costs of our existing indebtedness. As of January 31, 2009, our total indebtedness of $5,545 million, includes two facilities which we have the contractual ability and intent to extend to fiscal 2010 from August 9, 2009 for our $800 million secured real estate loan and from December 8, 2009 for our $1,300 million unsecured credit agreement. In addition, our $2.0 billion secured revolving credit facility and our multi-currency revolving credit facility expire in fiscal 2010, for which we had no outstanding borrowings at January 31, 2009.
If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions, or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following summarizes our worldwide operating stores and distribution centers as of January 31, 2009 (excluding licensed and franchised operations in our International segment):

		Ground
	Owned	Leased (1)	Leased	Total
Stores:
Domestic	301	242	303	846
International	79	26	399	504

	380	268	702	1,350

Distribution Centers:
Domestic	7	—	2	9
International	5	—	4	9

	12	—	6	18

Total Operating Stores and Distribution Centers	392	268	708	1,368

(1)	Owned buildings on leased land.
We also maintain former stores and a distribution center that are no longer part of our operations. Approximately half of these surplus facilities are owned and the remaining locations are leased. We have tenants in more than half of these facilities, and we continue to market those facilities without tenants for disposition. The net costs associated with these facilities are reflected in our Consolidated Financial Statements, but the number of surplus facilities is not listed above.
Portions of our debt are secured against certain direct and indirect interest in our properties. See Note 3 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for further details.
We believe that our current operating stores and distribution centers are adequate to support our business operations.
ITEM 3. LEGAL PROCEEDINGS
Toysrus.com previously operated three co-branded on-line stores under a strategic alliance agreement (“Agreement”) with Amazon.com (“Amazon”). On May 21, 2004, we filed a lawsuit against Amazon and its affiliated companies in the Superior Court of New Jersey, Chancery Division, Passaic County (the “New Jersey Trial Court”) to terminate the Agreement. Amazon.com filed a counterclaim against us and our affiliated companies. On March 31, 2006, the New Jersey Trial Court entered an order (“Order”) terminating the Agreement and denying Amazon.com’s counterclaim. The parties each filed Notices of Appeal with the Appellate Division. On June 2, 2006, Amazon filed a lawsuit against us in the Superior Court of Washington, King County (the “Washington Court”) for money damages allegedly arising from services it was required to provide to us during the wind-down period pursuant to the Order. The Washington Court stayed the matter before it in favor of the New Jersey proceedings. On March 24, 2009, the Appellate Division affirmed the New Jersey Trial Court’s Order with respect to the termination of the Agreement and denial of Amazon’s counterclaim, but remanded to the New Jersey Trial Court for further proceedings on our claim that we are entitled to monetary damages arising from Amazon’s breach of the Agreement.
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
In connection with the closing of the Merger in fiscal 2005, the Company’s common stock, par value $0.10, was converted into the right to receive $26.75 per share, and we requested that the New York Stock Exchange file with the Securities and Exchange Commission an application on Form 25 to strike the Company common stock from listing and registration thereon. On July 26, 2005, the New York Stock Exchange confirmed that such filing had been made.
As a result of the Merger, the Company’s common stock was privately held by Toys “R” Us Holdings, Inc., our former parent (“Former Parent”), and there is no established public trading market for our stock. Pursuant to a reorganization on June 10, 2008 and the subsequent dissolution of Former Parent, the 1,000 shares of the Company’s common stock, $0.01 par value held by Former Parent were exchanged for 48,955,808 new shares of the Company’s common stock, $0.001 par value. Prior to dissolution, Former Parent distributed the new shares of common stock to its shareholders. During fiscals 2008 and 2007, no dividends were paid out to shareholders. See Note 20 to the Consolidated Financial Statements entitled “REORGANIZATION” for further information.
ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended
	January 31,		February 2,		February 3,		January 28,		January 29,
(In millions, except earnings per share data and number of stores)	2009		2008		2007		2006		2005
Operations
Net Sales (1)	$13,724		$13,794		$13,050		$11,333		$11,155
Net earnings (loss) (2)	218	(3)(4)	153	(4)	109	(4)(5)	(384	) (6)	252
Basic earnings per share	n/a		n/a		n/a		n/a		1.17
Diluted earnings per share	n/a		n/a		n/a		n/a		1.16

Financial Position at Year End
Working capital	$617		$685		$347		$348		$1,806
Property and equipment, net	4,187		4,385		4,333		4,175		4,339
Total assets	8,411		8,952		8,295		7,863		9,272
Long-term debt (7)	5,447		5,824		5,722		5,540		1,860
Stockholders’ (deficit) equity	(274)		(389)		(675)		(724)		4,325
Common shares outstanding	49.0		—		—		—		215.9

Number of Stores at Year End
Domestic	846		845		837		901		898
International (8)	713		715		678		641		601

Total Stores	1,559		1,560		1,515		1,542		1,499

(1)	Includes Net sales of $1,786 million, $1,643 million and $1,650 million due to consolidation of Toys — Japan for the fiscals 2008, 2007 and 2006, respectively.

(2)	Includes the impact of restructuring and other charges. See Note 11 to our Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES” for further information.

(3)	Includes $59 million of gift card breakage income related to a change in accounting estimate effected by a change in accounting principle, $33 million of impairment losses on long-lived assets and a $39 million gain related to the substantial liquidation of the operations of TRU (HK) Limited, our wholly-owned subsidiary. See Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES” and Note 2 to our Consolidated Financial Statements entitled “ACCOUNTING CHANGES” for further details.

(4)	Includes the impact of net gains on sales of properties of $5 million, $33 million and $110 million in fiscals 2008, 2007 and 2006, respectively.

(5)	In the fourth quarter of fiscal 2006, we accumulated a sufficient level of historical data to determine an estimated gift card breakage of $15 million.

(6)	Includes $410 million of transaction and related costs and $22 million of contract settlement and other fees related to the Merger.

(7)	Excludes current portion of long-term debt.

(8)	Includes licensed and franchised stores.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” and Item 1A entitled “RISK FACTORS.” Our MD&A includes the following sections:
EXECUTIVE OVERVIEW provides an overview of our business and financial performance for fiscal 2008 compared to fiscal 2007.
RESULTS OF OPERATIONS provides an analysis of our consolidated and segment results of operations for fiscal 2008 compared to fiscal 2007 and fiscal 2007 compared to fiscal 2006.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing, short-term investments and contractual obligations.
CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENT ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2008 as well as accounting standards which we have not yet been required to implement and may be applicable to our future operations. This section also refers to Note 21 to our Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS.”
EXECUTIVE OVERVIEW
Our Business
Recognizing the synergies between our toy and specialty juvenile businesses over the last several years, we implemented a strategy of creating a “one-stop shopping” environment for our guests, combining the best of our toy and entertainment offerings with our specialty juvenile products, all under one roof (side-by-side and “R” superstore formats). In connection with our new integrated strategy, we continue to increase the number of side-by-side and “R” superstores both domestically and internationally. Over the past three years, we have converted 111 existing stores into side-by-side formats and have constructed 27 new side-by-side and “R” superstores. We expect that our side-by-side and “R” superstore formats will continue to be our focus going forward and will eventually become the standard for all of our stores. Given current economic conditions, this strategy, over the short-term, will be prudently implemented.
In addition to our side-by-side and “R” superstore formats, we continue to enhance our integrated strategy within our existing traditional toy stores with our BRU Express and Juvenile Expansion formats which devote additional square footage for our juvenile products. Over the past three years, we have converted 77 existing stores into BRU Express and Juvenile Expansion formats.
We generate sales, earnings and cash flows by retailing merchandise in our juvenile, learning, entertainment, core toy and seasonal product categories worldwide. Based on sales, we have a leading market share in most of the markets in which “R” Us branded retail stores operate. We attribute our market-leading position to our broad range of product offerings, our highly recognized brand names, our substantial scale and geographic footprint and our strong vendor relationships.
As of the end of fiscal 2008, we operate all of the “R” Us branded retail stores in the United States and Puerto Rico, as well as approximately 70% of the 713 “R” Us branded retail stores internationally. The balance of the “R” Us branded retail stores outside the United States are operated by franchisees and licensees, which do not have a material impact on our Net sales. We also sell merchandise through our Internet sites in the United States at toysrus.com and babiesrus.com, as well as through other Internet sites internationally. In addition, beginning in February 2009, we sell merchandise through our newly acquired sites etoys.com and babyuniverse.com.
As of January 31, 2009, we operated 1,559 “R” Us branded retail stores worldwide in the following formats:
•	side-by-side store, which ranges in size from 45,000 to 50,000 square feet and devotes approximately 30,000 square feet to traditional toy products and 15,000 square feet to specialty juvenile products;

•	“R” superstore, which typically ranges from 64,000 to 70,000 square feet by combining a traditional toy store of approximately 34,000 square feet with a specialty juvenile store of approximately 30,000 square feet;

•	traditional toy store, which typically ranges in size from 30,000 to 50,000 square feet and devotes approximately 5,500 square feet to boutique areas for specialty juvenile products (BRU Express and Juvenile Expansion formats devote approximately an additional 4,500 square feet and 1,000 square feet, respectively, for juvenile products); and

•	specialty juvenile store, which typically ranges from 30,000 to 40,000 square feet and devotes approximately 2,000 to 5,000 square feet to specialty name brand and private label clothing.
Our extensive experience in retail site selection has resulted in a portfolio of stores that include attractive locations in many of our chosen markets. Markets for new stores and formats are selected on the basis of proximity to other “R” Us branded stores, demographic factors, population growth potential, competitive environment, availability of real estate and cost. Once a potential market is identified, we select a suitable location based upon several criteria, including size of the property, access to major commercial thoroughfares, proximity of other strong anchor stores or other destination superstores, visibility and parking capacity.
As a result of cumulative changes to our business model brought about by our new integrated strategy, the performance of our previous Toys — U.S. and Babies segments became less meaningful and increasingly difficult to analyze separately. As such, our CODM has changed the way he assesses performance and allocates resources to our domestic operations.
Pursuant to this change, our reportable segments are: Domestic and International. The following is a brief description of our segments:
•	Domestic — Our Domestic segment sells a variety of products in the juvenile, learning, entertainment, core toys, and seasonal categories through 846 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales are derived from 512 traditional toy stores (including 75 BRU Express and Juvenile Expansion formats), 262 specialty juvenile stores, 53 side-by-side stores and 19 “R” superstores. On average, our stores offer approximately 10,000 active items year-round. We believe we offer customers the most comprehensive selection of merchandise in the retail toy and specialty juvenile industries and are able to provide vendors with a year-round distribution outlet for the broadest assortment of their products.

•	International — Our International segment sells a variety of products in the juvenile, learning, entertainment, core toys, and seasonal categories through 713 owned, licensed and franchised stores that operate in 33 countries and through the Internet. Net sales (including fees received from licensed and franchised stores) in our International segment are derived from 625 traditional toy stores (including 2 BRU Express formats), as well as 66 side-by-side stores and 22 specialty juvenile stores that operate in Australia, Austria, Canada, France, Germany, Japan, Portugal, Spain, Switzerland and the United Kingdom. On average, a typical International store carries approximately 8,500 active items year-round. Our differentiated assortment, proportionately higher private label or exclusively licensed product offerings, and quality service levels enable us to command a reputation as the shopping destination for toys, games, juvenile and family leisure products.
In order to properly judge our business performance, it is necessary to be aware of the following challenges and risks:
•	Seasonality — Our business is highly seasonal with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 39% of the sales from our worldwide business and a substantial portion of the operating earnings and cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter.

•	Spending patterns and product migration — Many economic and other factors outside our control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels and inflation, as well as the availability of consumer credit, affect consumer spending habits. During fiscal 2008, there was significant deterioration in the global financial markets and economic environment, which negatively impacted consumer spending. In response, we have taken steps to increase opportunities to profitably drive sales and to curtail capital spending and operating expenses wherever prudent. If these adverse trends in economic conditions worsen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there will be a negative impact on our financial performance and position in future fiscal periods.

In recent years, our sales have been impacted by children migrating from traditional play categories at increasingly younger ages for more sophisticated products such as cell phones, DVD players, CD players, MP3 devices and other electronic products. This pattern or migration tends to decrease consumer demand for traditional toys. To the extent that we are unable to offer consumers more sophisticated products or that these more sophisticated products are also available at a wider range of retailers than our traditional competitors, our Net sales and profitability could be adversely affected and we could experience excess inventories.

•	Increased competition — Our businesses operate in a highly competitive retail market. We compete on the basis of product variety, quality, availability, safety, price, advertising and promotion, convenience or store location and customer service. We face strong competition from discount and mass merchandisers, national and regional chains and department stores, local retailers in the market areas we serve and Internet and catalog businesses. Price competition in our retailing business continued to be intense during the 2008 holiday season. In addition, price competition was further enhanced by the liquidation of other retailers as a result of the weakening economic environment during fiscal 2008.

•	Video game business — Video games represent a significant portion of our entertainment category. Over the course of a video cycle, from release of a video platform until the release of the next generation of video platforms, video games have tended to account for 10% to 15% of our Net sales. Competition in the video game market has increased as the leading discounters, such as Wal-Mart and Target, have expanded, and specialty players, such as Best Buy, Electronics Boutique, and GameStop, have all experienced significant growth leading to greater competing demands for limited supplies of popular products. Due to intense competition as well as the maturation of this category, sales of video games will continue to experience volatility that may impact our financial performance.
RESULTS OF OPERATIONS
Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for fiscal 2008 compared to fiscal 2007:

	Fiscal Years
($ in millions)	2008	2007
Net sales (decline) growth versus prior year	(0.5)%	5.7%
Gross margin as a percentage of Net sales	34.6%	34.8%
Selling, general and administrative expenses as a percentage of Net sales (1)	28.1%	27.6%
Net earnings	$218	$153

(1)	As of fiscal 2008, SG&A no longer includes certain items related to Other income such as gift card breakage income, credit card program income, and impairment losses on long-lived assets. Classification of prior period amounts has been corrected to conform with our current year presentation. See Note 1 to the Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.
Net sales for fiscal 2008 decreased primarily due to decreased comparable store net sales across our segments, resulting primarily from the slowdown in the global economy. Partially offsetting this decrease was Net sales from new wholly-owned stores as well as the impact of foreign currency translation.
Gross margin as a percentage of Net sales for fiscal 2008 decreased primarily due to price reductions taken as a result of the slowdown in the global economy and increased sales of lower margin products at our Domestic segment. Partially offsetting these decreases were improvements in our sales mix toward higher margin products at our International segment and increases in allowances from vendors at our Domestic segment.
Selling, general and administrative expenses (“SG&A”) as a percentage of Net sales for fiscal 2008 increased due to lower Net sales, combined with increases in advertising and store occupancy expenses. Additionally, SG&A increased at our International segment by $14 million due to the contract termination payment related to the settlement between Toys — Japan and McDonald’s Japan.
Net earnings for fiscal 2008 increased primarily due to a decrease in Interest expense, an increase in Other income and a decrease in Income tax expense. Partially offsetting these increases to Net earnings was a decrease in Gross margin, an increase in SG&A and a decrease in Net gains on sales of properties.
Comparable Store Net Sales
We include, in computing comparable store net sales, stores that have been open for at least 56 weeks (1 year and 4 weeks) from their “soft” opening date. A soft opening is typically two weeks prior to the grand opening. Beginning in fiscal 2008, we changed our definition of comparable store net sales to include sales from our online business because we believe this combined measure represents a more useful disclosure in light of our fully integrated business. For comparability purposes, we have restated our comparable store net sales for fiscals 2007 and 2006.
Comparable stores generally include the following:
•	stores that have been remodeled while remaining open;

•	stores that have been relocated and/or expanded to new buildings within the same trade area, in which the new store opens at the same time as the old store closes; and

•	stores that have expanded within their current locations.

By measuring the year-over-year sales of merchandise in the stores that have a history of being open for a full comparable 56 weeks or more, we can better gauge how the core store base is performing since it excludes store openings and closings.
Various factors affect comparable store net sales, including the number of stores we open or close, the number of transactions, the average transaction amount, the general retail sales environment, current local and global economic conditions, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, the timing of releases of new merchandise and our promotional events, the success of marketing programs and the cannibalization of existing store net sales by new stores. Among other things, weather conditions can affect comparable store net sales because inclement weather can require us to close certain stores temporarily and thus reduce customer traffic in those stores. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store net sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store net sales will continue to fluctuate in the future.
The following table shows our comparable store net sales performance for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007:

	Fiscal Years Ended
	January 31,	February 2,	February 3,
	2009	2008 (1)	2007 (1)
Domestic	(0.1)%	2.7%	0.2%
International	(3.4)%	2.9%	3.1	% (2)

(1)	Fiscal 2007 measures the variances between the 52 weeks ended February 2, 2008 and the 52 weeks ended February 3, 2007.
Fiscal 2006 measures the variances between the 53 weeks ended February 3, 2007 and the 53 weeks ended February 4, 2006.

(2)	For comparative purposes, we have included Toys -Japan as if it was a wholly-owned subsidiary in fiscal 2005 for purposes of calculating comparable store net sales in fiscal 2006.
Percentage of Net Sales by Product Category

	Fiscal Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Juvenile	32.1%	31.6%	30.9%
Learning	20.0%	20.3%	21.1%
Entertainment	18.0%	17.4%	16.1%
Core Toy	16.0%	16.6%	17.2%
Seasonal	12.8%	12.9%	13.5%
Other (1)	1.1%	1.2%	1.2%

Total	100.0%	100.0%	100.0%

(1)	Consists primarily of shipping revenues on our Internet-based sales for our Domestic segment and non-product related revenues.
Store Count by Segment

	January 31,	Fiscal 2008				February 2,	Fiscal 2007		February 3,
	2009	Opened		Closed		2008	Opened	Closed	2007
Domestic (1)	846	6		(5)		845	12	(4)	837
International - Wholly-Owned (2)	504	5		(5)		504	18	(2)	488
International - Licensed and Franchised	209	36	(3)	(38	) (3)	211	28	(7)	190

Total	1,559	47		(48)		1,560	58	(13)	1,515

(1)	Store count as of January 31, 2009 included 53 side-by-side stores, 19 “R” superstores, 12 BRU Express stores and 63 Juvenile Expansions. As of February 2, 2008, there were 28 side-by-side stores, 4 “R” superstores and 4 BRU Express stores. As of February 3, 2007, there were 6 side-by-side stores.

(2)	Store count includes 66, 31 and 12 side-by-side stores as of January 31, 2009, February 2, 2008 and February 3, 2007, respectively. As of January 31, 2009, there were 2 BRU Express stores.

(3)	Closed stores in fiscal 2008 include the closure of 35 stores related to the termination of our franchise agreement in Turkey. Opened stores include new franchised stores primarily in China, Malaysia and South Africa.

Fiscal 2008 Compared to Fiscal 2007
Net Earnings

	Fiscal	Fiscal
(In millions)	2008	2007	Change
Toys “R” Us Consolidated	$218	$153	$65
We generated Net earnings of $218 million in fiscal 2008 compared to $153 million in fiscal 2007. Net earnings increased primarily due to a decrease in Interest expense of $84 million, an increase in Other income of $72 million (including $59 million of additional gift card breakage income) and a decrease in Income tax expense of $58 million, partially offset by a decrease in Gross margin of $59 million, an increase in SG&A of $55 million and a decrease in Net gains on sales of properties of $28 million. Each of these changes includes the effect of foreign currency translation, which accounted for an approximate $17 million decrease in Net earnings.
Net Sales

					Percentage of Net sales
	Fiscal	Fiscal			Fiscal	Fiscal
($ in millions)	2008	2007	$ Change	% Change	2008	2007
Domestic	$8,480	$8,450	$30	0.4%	61.8%	61.3%
International	5,244	5,344	(100)	(1.9)%	38.2%	38.7%

Total Net sales	$13,724	$13,794	$(70)	(0.5)%	100.0%	100.0%

Net sales decreased by $70 million, or 0.5%, to $13,724 million in fiscal 2008 from $13,794 million in fiscal 2007. Net sales for fiscal 2008 included the impact of foreign currency translation that increased Net sales by approximately $47 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for fiscal 2008 was primarily due to decreased comparable store net sales across our segments, resulting primarily from the slowdown in the global economy which contributed to a decrease in the number of transactions in both of our segments and a lower average transaction amount at our International segment. Partially offsetting this decrease was Net sales from new wholly-owned stores and a higher average transaction amount at our Domestic segment.
Domestic
Net sales for the Domestic segment increased by $30 million, or 0.4%, to $8,480 million in fiscal 2008 from $8,450 million for fiscal 2007. The increase in Net sales was primarily a result of new wholly-owned stores, partially offset by a decrease in comparable store net sales of 0.1%.
The comparable store net sales decrease in fiscal 2008 was primarily a result of lower sales in our core toy, learning and seasonal categories, which were all affected by the overall slowdown in the economy. Core toys and learning also experienced declines in sales of mature product lines as well as poor performance of certain new product releases. These decreases were partially offset by increases in our entertainment category as a result of strong demand for video game consoles, new video game software releases and related accessories, such as the successful launch of Nintendo Wii Fit. Our juvenile category was positively impacted by the conversion of certain stores to our side-by-side and “R” superstore formats along with increased square footage devoted to juvenile products in our traditional toy stores, partially offset by decreases in baby gear and furniture sales.
International
Net sales for the International segment decreased by $100 million, or 1.9%, to $5,244 million for fiscal 2008, compared to $5,344 million for fiscal 2007. Excluding a $47 million increase in Net sales due to foreign currency translation, Net sales of our International segment decreased primarily due to a decrease in comparable store net sales of 3.4%, partially offset by increased Net sales from the addition of new wholly-owned stores.
The comparable store net sales decrease in fiscal 2008 was primarily impacted by decreases in our entertainment, core toy and seasonal categories, which we believe were affected by the slowdown in the global economy. Entertainment decreased primarily due to strong prior year sales of video game hardware related to Nintendo Wii, Nintendo DS Lite and Sony Playstation 3. Core toys decreased primarily due to strong prior year sales of licensed products. Sales of seasonal products decreased primarily due to a decrease in sales of outdoor products. Partially offsetting these decreases were increased sales in our juvenile category from the conversion of certain stores to our side-by-side store format along with increased square footage devoted to juvenile products in our traditional toy stores.
Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
     The following costs are included in “Cost of sales”:
•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

				Percentage of Net sales
	Fiscal	Fiscal		Fiscal	Fiscal
($ in millions)	2008	2007	$ Change	2008	2007	Change
Domestic	$2,910	$2,902	$8	34.3%	34.3%	—
International	1,838	1,905	(67)	35.0%	35.6%	(0.6)%

Total Gross margin	$4,748	$4,807	$(59)	34.6%	34.8%	(0.2)%

Gross margin, as a percentage of Net sales decreased by 0.2% and decreased $59 million in fiscal 2008 compared to fiscal 2007. The decrease in Gross margin as a percentage of Net sales was primarily due to price reductions taken in light of the slowdown in the global economy. Partially offsetting these decreases was a change in accounting method for valuing merchandise inventory at our Domestic segment (see Note 2 to the Consolidated Financial Statements entitled “ACCOUNTING CHANGES”), which contributed an approximate $30 million increase to our Gross margin. Additionally, Gross margin in fiscal 2008 included the impact of foreign currency translation that increased Gross margin by approximately $11 million.
Domestic
Gross margin increased by $8 million to $2,910 million in fiscal 2008 compared to $2,902 million in fiscal 2007. Gross margin as a percentage of Net sales in fiscal 2008 remained unchanged compared to fiscal 2007.
Gross margin as a percentage of Net sales was impacted by increases in allowances from vendors, and the change in accounting method for valuing merchandise inventory which contributed an approximate $30 million increase to our Gross margin, offset by increased sales of lower margin products, such as electronics and commodities.
International
Gross margin decreased by $67 million to $1,838 million in fiscal 2008 compared to $1,905 million in fiscal 2007. Gross margin in fiscal 2008 included the impact of foreign currency translation that increased Gross margin by approximately $11 million. Gross margin as a percentage of Net sales in fiscal 2008 decreased 0.6 % compared to fiscal 2007.
The decrease in Gross margin as a percentage of Net sales was primarily due to price reductions in light of the slowdown in the global economy, reduced discounts and allowances from vendors resulting from a reduction in inventory purchases. Partially offsetting these decreases were improvements in our sales mix toward higher margin products.
Selling, General and Administrative Expenses (“SG&A”)
     The following are the types of costs included in SG&A:
•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising expenses;

•	costs associated with operating our distribution network, including costs related to moving merchandise from distribution centers to stores; and

•	other corporate-related expenses.

				Percentage of Net Sales
	Fiscal	Fiscal		Fiscal	Fiscal	Percentage of Net
($ in millions)	2008	2007	$ Change	2008	2007	Sales Change
Toys “R” Us - Consolidated	$3,856	$3,801	$55	28.1%	27.6%	0.5%
SG&A increased $55 million to $3,856 million in fiscal 2008 compared to $3,801 million in fiscal 2007. As a percentage of Net sales, SG&A increased 0.5%. Foreign currency translation accounted for approximately $31 million of the increase.
In addition to the impact of foreign currency translation, the increase in SG&A was primarily due to increases in advertising and store occupancy expenses at our Domestic and International segments. Advertising expenses increased due to increases in print advertising and promotional activities to drive customer traffic to our stores, with a focus on the holiday shopping season. Store occupancy expenses increased primarily due to increased costs to support our new integrated strategy of constructing and converting existing stores to our side-by-side and “R” superstore formats. Additionally, SG&A increased at our International segment due to a contract termination payment to McDonald’s Japan, which increased SG&A by $14 million (refer to Note 16 to the Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details). Partially offsetting these increases were decreases in Domestic store payroll, company-wide bonuses and corporate professional fees, as a result of cost-saving initiatives.
As of fiscal 2008, SG&A no longer includes certain items related to Other income, such as gift card breakage income, credit card program income and impairment losses on long-lived assets. Classification of prior period amounts has been corrected to conform with our current year presentation. See Note 1 to the Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.
Depreciation and Amortization

	Fiscal	Fiscal
(In millions)	2008	2007	Change
Toys “R” Us - Consolidated	$399	$394	$5
Depreciation and amortization increased by $5 million to $399 million in fiscal 2008 compared to $394 million in fiscal 2007, primarily due to foreign currency translation.
Net Gains on Sales of Properties

	Fiscal	Fiscal
(In millions)	2008	2007	Change
Toys “R” Us - Consolidated	$5	$33	$(28)
Net gains on sales of properties decreased by $28 million to $5 million in fiscal 2008 compared to $33 million in fiscal 2007. The decrease was primarily due to a gain of $10 million on the consummation of a lease termination agreement and an $18 million gain on the sale of an idle distribution center during fiscal 2007.
Refer to Note 6 to our Consolidated Financial Statements entitled “PROPERTY AND EQUIPMENT” for a description of our net gains on sales of properties.
Other Income, Net
In fiscal 2008, we have included certain other income and expense items in Other income in our Consolidated Statements of Operations. For fiscals 2007 and 2006, such income and expense items were not material and reported as a component of SG&A. Accordingly, prior period amounts have been corrected or reclassified to conform with our current year presentation. The change had no effect on the Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Deficit as previously presented.

Other income and expense includes the following:
•	gift card breakage and dormancy income;

•	gain on liquidation of a foreign subsidiary;

•	credit card program income;

•	impairment losses on long-lived assets;

•	foreign exchange gains and losses; and

•	other operating income and expenses.

	Fiscal	Fiscal
(In millions)	2008	2007	Change
Toys “R” Us - Consolidated	$123	$51	$72
Other income increased by $72 million to $123 million in fiscal 2008 compared to $51 million in fiscal 2007. The increase was primarily due to the recognition of an additional $59 million of gift card breakage income as a result of the change in estimate effected by a change in accounting principle. Refer to Note 2 to the Consolidated Financial Statements entitled “ACCOUNTING CHANGES” for the impact on our Consolidated Financial Statements. In addition, the operations of TRU (HK) Limited, our wholly-owned subsidiary, were substantially liquidated in fiscal 2008. As a result, we recognized a $39 million gain representing a cumulative translation adjustment, in accordance with SFAS No. 52 “Foreign Currency Translation.” Partially offsetting these increases was an increase in impairment losses on long-lived assets of $20 million.
Refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.
Interest Expense

	Fiscal	Fiscal
(In millions)	2008	2007	Change
Toys “R” Us - Consolidated	$419	$503	$(84)
Interest expense decreased by $84 million for fiscal 2008 compared to fiscal 2007. The decrease in Interest expense was primarily due to lower average interest rates on our debt and a reduction of charges related to the changes in the fair values of our derivatives which do not qualify for hedge accounting.
Interest Income

	Fiscal	Fiscal
(In millions)	2008	2007	Change
Toys “R” Us - Consolidated	$16	$27	$(11)
Interest income decreased by $11 million for fiscal 2008 compared to fiscal 2007 primarily due to lower average interest rates in fiscal 2008.
Income Tax Expense

	Fiscal	Fiscal
(In millions)	2008	2007	Change
Toys “R” Us - Consolidated	$7	$65	$(58)
Consolidated effective tax rate	3.2%	29.5%	(26.3)%
The decrease in income tax expense of $58 million in fiscal 2008 compared to fiscal 2007 was due to a change in the mix of pre-tax earnings, a reduction in permanent items and net reductions in valuation allowances and liabilities for unrecognized tax benefits. Refer to Note 12 to the Consolidated Financial Statements entitled “INCOME TAXES” for further details.

Fiscal 2007 Compared to Fiscal 2006
Net Earnings

	Fiscal	Fiscal
(In millions)	2007	2006	Change
Toys “R” Us Consolidated	$153	$109	$44
We generated Net earnings of $153 million in fiscal 2007 compared to $109 million in fiscal 2006. Net earnings increased primarily due to an improvement in Gross margin of $395 million, a decrease in Interest expense of $34 million, a decrease in Depreciation and amortization of $15 million and an increase in Other income of $9 million, partially offset by an increase in SG&A of $295 million, a decrease in Net gains on sales of properties of $77 million and an increase in Income tax expense of $30 million. Each of these changes includes the effect of foreign currency translation, which accounted for approximately $19 million of the increase in Net earnings.
Net Sales

					Percentage of Net sales
	Fiscal	Fiscal			Fiscal	Fiscal
($ in millions)	2007	2006	$ Change	% Change	2007	2006
Domestic	$8,450	$8,270	$180	2.2%	61.3%	63.4%
International	5,344	4,780	564	11.8%	38.7%	36.6%

Total Net sales	$13,794	$13,050	$744	5.7%	100.0%	100.0%

Net sales increased by $744 million, or 5.7%, to $13,794 million in fiscal 2007 from $13,050 million in fiscal 2006. Foreign currency translation accounted for approximately $329 million of the increase.
The increase in Net sales for fiscal 2007, excluding foreign currency translation, was primarily the result of increases due to new stores, and improved comparable store net sales at all our segments, including increases in our Internet-based net sales. Partially offsetting these increases were decreases due to the closing of 85 stores in our Domestic segment in fiscal 2006. Additionally, our reporting period for fiscal 2007 included 52 weeks compared to 53 weeks for fiscal 2006, which caused a decrease in Net sales of approximately $152 million in fiscal 2007 compared to fiscal 2006.
Domestic
Net sales for the Domestic segment increased by $180 million, or 2.2%, to $8,450 million for fiscal 2007 compared to $8,270 million for fiscal 2006. The increase was primarily a result of Net sales from new store openings, as well as increases in comparable store net sales and Internet-based net sales. These increases were partially offset by decreased Net sales as a result of the closing of 85 stores in fiscal 2006. Additionally, our reporting period for fiscal 2007 included 52 weeks compared to 53 weeks for fiscal 2006, which caused a decrease in Net sales of approximately $103 million in fiscal 2007 compared to fiscal 2006.
The comparable store net sales increase in fiscal 2007 was primarily a result of an increase in our juvenile and entertainment categories. The juvenile category was positively impacted by continued strong demand for value-package products, baby foods, safety products, monitors and infant feeding products. Sales in the entertainment category increased due to strong demand for video game hardware and software, including the Nintendo Wii and Nintendo DS video game systems and related accessories. Increases in these categories were partially offset by lower sales in our learning and core toy categories, primarily due to a decline in sales of older product lines.
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

The comparable store net sales increase in fiscal 2007 was primarily impacted by increases in our entertainment, juvenile and core toys categories. The entertainment category increased primarily due to continued strong demand for the Nintendo Wii, Nintendo DS and Sony PlayStation 3 video game systems and related accessories. The increase in the juvenile category was primarily due to increased demand for furniture, bedding and consumables. The core toys category increased primarily due to higher sales of licensed action figures. These increases were partially offset by decreases in our seasonal category primarily due to decreased demand for outdoor products and bicycles.
Cost of Sales and Gross Margin

				Percentage of Net Sales
	Fiscal	Fiscal		Fiscal	Fiscal
($ in millions)	2007	2006	$ Change	2007	2006	Change
Domestic	$2,902	$2,767	$135	34.3%	33.5%	0.8%
International	1,905	1,645	260	35.6%	34.4%	1.2%

Total Gross margin	$4,807	$4,412	$395	34.8%	33.8%	1.0%

Consolidated Gross margin increased by $395 million to $4,807 million in fiscal 2007 from $4,412 million in fiscal 2006. Gross margin as a percentage of Net sales increased by 1.0 % in fiscal 2007 compared to fiscal 2006. Our fiscal 2007 included 52 weeks compared to 53 weeks in fiscal 2006, which caused a decrease in Gross margin of approximately $53 million in fiscal 2007 from fiscal 2006. Foreign currency translation accounted for approximately $122 million of the increase.
Gross margin as a percentage of Net sales was positively impacted by improvements in initial markup at both of our segments and decreased markdowns at our International segment, partially offset by increased markdowns at our Domestic segment. Markup is the difference between an item’s cost and its retail price (expressed as a percentage of its retail price). Factors that affect markup include vendor offerings and negotiations, vendor income, sourcing strategies, market forces like the cost of raw materials and freight and competitive influences. Markdowns are the reduction in the original or previous price of retail merchandise. Factors that affect markdowns include inventory management and competitive influences. The definition and method of calculating markup, markdowns and gross margin varies across the retail industry.
Domestic
Gross margin increased by $135 million to $2,902 million in fiscal 2007 compared to $2,767 million in fiscal 2006. Gross margin as a percentage of Net sales in fiscal 2007 increased by 0.8% compared to fiscal 2006. The increase in Gross margin as a percentage of Net sales was primarily due to improved initial markup, which contributed a 1.1% increase, partially offset by increased markdowns, which contributed a 0.3% decrease.
The improved initial markup was primarily a result of increased sales of private label products and a favorable change in our sales mix toward higher margin products in the juvenile category. The increase in initial markup was partially offset by additional markdowns to keep inventory current, as well as markdowns resulting from planned increases in promotional events.
International
Gross margin increased by $260 million to $1,905 million in fiscal 2007 compared to $1,645 million in fiscal 2006. Gross margin as a percentage of Net sales in fiscal 2007 increased 1.2% compared to fiscal 2006. The increase in Gross margin as a percentage of Net sales was primarily due to improved initial markup and decreased markdowns, each of which contributed 0.6% increases. Foreign currency translation accounted for approximately $122 million of the increase.
The improved initial markup was primarily due to favorable changes in our sales mix toward higher margin products such as furniture and apparel in our juvenile category and licensed products in our core toy category. Additionally, our change in accounting method for valuing merchandise inventories of our international wholly-owned subsidiaries from the retail inventory method to the weighted average cost method (see Note 2 to our Consolidated Financial Statements entitled “ACCOUNTING CHANGES”) contributed an approximate $13 million increase to our Gross margin for fiscal 2007.

SG&A

				Percentage of Net Sales
	Fiscal	Fiscal		Fiscal	Fiscal	Percentage of Net
($ in millions)	2007	2006	$ Change	2007	2006	Sales Change
Toys “R” Us - Consolidated	$3,801	$3,506	$295	27.6%	26.9%	0.7%
SG&A expenses increased $295 million to $3,801 million in fiscal 2007 compared to $3,506 million in fiscal 2006. As a percentage of net sales, SG&A increased 0.7%. Foreign currency translation accounted for approximately $86 million of the increase.
In addition to the impact of foreign currency translation, the increase in SG&A expenses was primarily due to increases in store occupancy, payroll-related and advertising expenses. Store occupancy and payroll-related expenses increased primarily due to new store openings, increased costs to improve store layouts at our Domestic segment, and higher store staffing expenditures to support increased sales and training initiatives. Advertising expenses increased due to increased print advertising and promotional activities.
As of fiscal 2008, SG&A no longer includes certain items related to Other income and expense, such as gift card breakage income, credit card program income and impairment losses on long-lived assets. Classification of prior period amounts has been corrected to conform with our current year presentation. See Note 1 to the Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.
Depreciation and Amortization

	Fiscal	Fiscal
(In millions)	2007	2006	Change
Toys “R” Us - Consolidated	$394	$409	$(15)
Depreciation and amortization decreased by $15 million to $394 million in fiscal 2007 compared to $409 million in fiscal 2006. The decrease was primarily attributed to $24 million of accelerated depreciation related to the fiscal 2005 restructuring initiative recorded in the first quarter of fiscal 2006. The decrease was partially offset by higher depreciation expense due to new store openings and an approximate $6 million effect related to foreign currency translation.
Net Gains on Sales of Properties

	Fiscal	Fiscal
(In millions)	2007	2006	Change
Toys “R” Us - Consolidated	$33	$110	$(77)
Net gains on sales of properties decreased by $77 million to $33 million in fiscal 2007 compared to $110 million in fiscal 2006. The decrease was primarily due to the net gains in fiscal 2006 of $91 million related to the sales of 38 stores primarily to an affiliate of one of our Sponsors, Vornado Surplus 2006 Realty LLC.
Refer to Note 6 to the Consolidated Financial Statements entitled “PROPERTY AND EQUIPMENT” for a description of our net gains on sales of properties.
Other Income, Net

	Fiscal	Fiscal
(In millions)	2007	2006	Change
Toys “R” Us - Consolidated	$51	$42	$9
Other income increased by $9 million to $51 million in fiscal 2007 compared to $42 million in fiscal 2006. The increase was primarily due to an increase in income of $28 million related to our credit card program, which we entered into in the fourth quarter of fiscal 2006, partially offset by an increase in impairment losses on long-lived assets of $9 million.

Interest Expense

	Fiscal	Fiscal
(In millions)	2007	2006	Change
Toys “R” Us - Consolidated	$503	$537	$(34)
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
Interest Income

	Fiscal	Fiscal
(In millions)	2007	2006	Change
Toys “R” Us - Consolidated	$27	$31	$(4)
Interest income decreased by $4 million for fiscal 2007 compared to fiscal 2006 primarily due to lower average cash balances.
Income Tax Expense

	Fiscal	Fiscal
(In millions)	2007	2006	Change
Toys “R” Us - Consolidated	$65	$35	$30
Consolidated effective tax rate	29.5%	24.5%	5.0%
The increase in Income tax expense of $30 million in fiscal 2007 compared to fiscal 2006 reflects a combination of factors. The primary reason for the increase in Income tax expense is the increase in pre-tax earnings, adjustments to the current and deferred tax accounts, net changes in valuation allowance and an increase in liabilities for unrecognized tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
As of January 31, 2009, we were in compliance with all of our financial covenants related to our outstanding debt. At January 31, 2009, we had no outstanding borrowings and a total of $103 million of outstanding letters of credit under our $2.0 billion secured revolving credit facility which expires in fiscal 2010. We had remaining availability of $942 million under the facility at fiscal year-end. In addition, as of January 31, 2009, we had no outstanding borrowings and we had £95 million ($138 million at January 31, 2009) and €145 million ($186 million at January 31, 2009) of availability under our multi-currency revolving credit facility which expires in fiscal 2010.
On March 31, 2008, Toys — Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($222 million at January 31, 2009), and expires in fiscal 2011. At January 31, 2009, we had outstanding borrowings of $18 million under Tranche 1. Tranche 2 was available in amounts of up to ¥15 billion ($167 million at January 31, 2009), and expired in March 2009. At January 31, 2009, we had no outstanding borrowings under Tranche 2.
On March 30, 2009, Toys — Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥13 billion ($133 million at March 30, 2009), expiring in fiscal 2010. We paid fees of $1 million to enter into the agreement, which will be capitalized as deferred debt issuance costs and will be amortized over the term of the agreement.
Due to the severe deterioration in the credit markets, many financial institutions have reduced and, in some cases, ceased to provide funding to borrowers. We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. Currently we have funds available for borrowings under our credit facilities to finance our operations through July 2010. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy, failure, collapse or sale. At January 31, 2009, a lender who provides availability of $51 million under our multi-currency revolving credit facility is facing credit issues. This credit facility provides that the failure of one lender to fund its commitment does not relieve any other lenders of their obligations to fund their commitments. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, servicing debt, financing construction of new stores, remodeling existing stores, and paying expenses to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the holiday selling season. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and our revolving credit facilities. Although we believe that cash generated from operations along with existing cash and revolving credit facilities will be sufficient to fund expected cash flow requirements and planned capital expenditures for at least the next 12 months, continued world-wide financial market disruption may have a negative impact on our financial performance and position in the future. Our minimum projected obligations for fiscal 2009 and beyond are set forth below under “Contractual Obligations.”
Cash Flows

	Fiscal	Fiscal	Fiscal
(In millions)	2008	2007	2006
Net cash provided by operating activities	$525	$527	$411
Net cash used in investing activities	(293)	(416)	(107)
Net cash used in financing activities	(189)	(152)	(566)
Effect of exchange rate changes on cash and cash equivalents	(11)	27	46

Net increase (decrease) during period in cash and cash equivalents	$32	$(14)	$(216)

Cash Flows Provided by Operating Activities
Net cash provided by operating activities for fiscal 2008 was $525 million, a decrease of $2 million compared to fiscal 2007. The decrease in cash provided by operating activities was primarily the result of increased payments on accounts payable due to the timing of vendor payments, increased payments for income taxes and decreased gross margins from operations. The decrease was partially offset by decreased purchases of merchandise inventories due to the slowdown in the global economy and lower interest payments due to lower average interest rates.
Net cash provided by operating activities for fiscal 2007 was $527 million, an increase of $116 million compared to fiscal 2006. The increase in cash provided by operating activities was primarily the result of changes in accounts payable due to extended payment terms with our vendors, lower interest payments resulting from lower average debt balances, and increased gross margins from operations. The increase was partially offset by increased spending on merchandise inventories to support additional store square footage and comparable-store sales growth.
Cash Flows Used in Investing Activities
Net cash used in investing activities for fiscal 2008 was $293 million, a decrease of $123 million compared to fiscal 2007. The decrease in net cash used in investing activities was primarily related to the purchase of $168 million of short-term investments in fiscal 2007 and subsequent sale in fiscal 2008 of $167 million of those investments resulting in a net decrease of $335 million. The decrease was partially offset by increases in capital expenditures of $69 million, an $81 million increase in the change in restricted cash and the purchase of $34 million of additional shares of Toys — Japan.
Our capital expenditures are primarily for financing construction of new stores and remodeling existing stores. In addition, our capital expenditures include costs to improve and enhance our information technology systems. Due to the significant deterioration in the global financial markets and economic environment, we have taken and plan to continue taking steps to prudently curtail our capital spending for the foreseeable future, including a reduction in budgeted capital spending in fiscal 2009 in excess of 50% over fiscal 2008 amounts.
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
Cash Flows Used in Financing Activities
Net cash used in financing activities was $189 million for fiscal 2008, an increase of $37 million from fiscal 2007. The increase in net cash used in financing activities was primarily due to increased repayments of our Toys — Japan unsecured credit lines of $119 million, due to the timing of merchandise payments. The increase was partially offset by reduced repayments on our $200 million asset sale facility, due July 19, 2008, of $44 million and increased finance obligations of $33 million associated with capital project financing. Refer to the description of changes to our debt structure below, as well as Note 3 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for more information.
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
Debt
Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. Certain of our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities. As of January 31, 2009, our total indebtedness of $5,545 million includes our $2.0 billion secured revolving credit facility which expires in fiscal 2010, as well as our $800 million secured real estate loan and our $1,300 million unsecured credit agreement, for which we have the contractual ability and intent to extend the respective due dates to fiscal 2010. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the current global economic and financial crisis. In addition, our ability to incur secured indebtedness (which may enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors. We are currently in compliance with our financial covenants relating to our debt.
During fiscal 2008, we made the following significant changes to our debt structure:
•	On March 31, 2008, Toys — Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit. During fiscal 2008 Toys — Japan had net repayments on its unsecured credit lines of $119 million.

•	We made net payments of $53 million related primarily to scheduled long-term debt repayments including the final installment payment of $21 million on the Note due in semi-annual installments on February 20, 2008.

•	We received $33 million in landlord incentives related to finance obligations associated with capital projects.

•	On July 3, 2008, we exercised our second maturity date extension option on our $800 million secured real estate loans, which extended the maturity date of the loans from August 9, 2008 to August 9, 2009. These amounts have been classified as Long-term debt on our Consolidated Balance Sheet as of January 31, 2009 because we have the contractual ability and intent to extend the maturity date to August 9, 2010.

•	On September 5, 2008, we exercised our right to extend the maturity date of our $1.3 billion Unsecured credit agreement from December 9, 2008 to December 8, 2009. These amounts have been classified as Long-term debt on our Consolidated Balance Sheet as of January 31, 2009 because we have the contractual ability and intent to extend the maturity date to December 7, 2010. Pursuant to the terms of this first extension, we are required to make quarterly principal payments equal to 1.25% (approximately $65 million per year) of the original principal amount of the loan. As such, these amounts have been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 31, 2009.
We and our subsidiaries, as well as the Sponsors or their affiliates, may from time to time acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 18 to our Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS.”

Contractual Obligations
Our contractual obligations consist mainly of payments related to long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. The following table summarizes our contractual obligations associated with our long-term debt and other obligations as of January 31, 2009:

	Payments Due By Period
				Fiscals
		Fiscals	Fiscals	2014 and
(In millions)	Fiscal 2009	2010 & 2011	2012 & 2013	thereafter	Total
Operating leases	$543	$1,035	$867	$2,110	$4,555
Less: sub-leases to third parties	22	35	22	24	103

Net operating lease obligations	521	1,000	845	2,086	4,452
Capital lease obligations	18	28	8	38	92
Long-term debt (1)	80	2,725	2,218	430	5,453
Interest payments (2)	306	482	192	180	1,160
Purchase obligations (3)	945	—	—	—	945
Other (4)	421	212	43	40	716

Total contractual obligations	$2,291	$4,447	$3,306	$2,774	$12,818

(1)	We have classified our $800 million secured real estate loans due August 9, 2009 and our $1.3 billion unsecured credit agreement due December 9, 2009 as annual maturities of 2010 because we have the contractual ability and intent to extend the due dates to August 9, 2010 and December 7, 2010, respectively. Refer to Note 3 to our Consolidated Financial Statements entitled “LONG-TERM DEBT”.

(2)	In an effort to manage interest rate exposure, we have entered into interest rate swaps to achieve an acceptable balance between fixed and variable rate debt. $2.4 billion of debt was effectively subject to fixed interest rates and $3.1 billion of debt was effectively subject to variable interest rates. The interest payments in the table for the $3.1 billion of variable rate debt were based on the indexed interest rates in effect at January 31, 2009.

(3)	Purchase obligations consist primarily of open purchase orders for merchandise as well as an agreement to purchase fixed or minimum quantities of goods that are not included in our Consolidated Balance Sheet as of January 31, 2009.

(4)	Includes gift card liabilities, FIN 48 liabilities, pension obligations, risk management liabilities, and other general obligations and contractual commitments.
Obligations under our operating leases and capital leases in the above table do not include contingent rent payments, payments for maintenance and insurance, or real estate taxes. The following table presents these amounts paid for fiscals 2008, 2007 and 2006:

	Fiscal	Fiscal	Fiscal
(In millions)	2008	2007	2006
Real estate taxes	$62	$60	$61
Maintenance and insurance	55	47	44
Contingent rent	9	10	9

Total	$126	$117	$114

Off-balance Sheet Arrangements
We have an off-balance sheet arrangement as a result of the February 2006 credit agreement between Toys “R” Us Properties (UK) Limited (“Toys Properties”) and Vanwall Finance PLC (“Vanwall”), a special purpose entity established with the limited purpose of issuing notes, and entering into the credit agreement with Toys Properties. On February 9, 2006 Vanwall issued $620 million of multiple classes of commercial mortgage backed floating rate notes (the “Floating Rate Notes”) to third party investors, which are publicly traded on the Irish Stock Exchange Limited. The proceeds from the Floating Rate Notes issued by Vanwall were used to fund the Senior Loan to Toys Properties. Pursuant to the credit agreement, Vanwall is required to maintain an interest rate swap which effectively fixes the variable LIBOR rate at 4.56%, the same as the fixed interest less the applicable credit spread paid by Toys Properties to Vanwall. The fair value of this interest rate swap at January 31, 2009 was a liability of approximately $39 million and an asset of approximately $11 million at February 2, 2008. Management performed an analysis in accordance with Financial Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“VIEs”) (“FIN 46(R)”) and concluded that Vanwall should not be consolidated. Refer to Note 3 to our Consolidated Financial Statements entitled “LONG-TERM DEBT” for further details.

Credit Ratings
As of March 31, 2009, our current credit ratings, which are considered non-investment grade, were as follows:

	Moody’s	Standard and Poor’s
Long-term debt	B2	B
Outlook	Stable	Negative
On December 17, 2008, S&P revised its outlook on the Company from Stable to Negative as a result of the deterioration in the domestic economic environment and an anticipated pullback in consumer spending. This revision had no impact on our current finance obligations.
Other credit ratings for our debt are available; however, we have disclosed only the ratings of the two leading nationally recognized statistical rating organizations.
Our current credit ratings, as well as any adverse future actions taken by the rating agencies with respect to our debt ratings, could negatively impact our ability to finance our operations on satisfactory terms and could have the effect of increasing our financing costs. Our debt instruments do not contain provisions requiring acceleration of payment upon a debt rating downgrade.
The rating agencies may, in the future, revise the ratings on our outstanding debt.
CRITICAL ACCOUNTING POLICIES
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the Consolidated Financial Statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Consolidated Financial Statements.
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
Merchandise Inventories
We value our merchandise inventories at the lower of cost or market, as determined by the weighted average cost method for our Domestic and International segments. Cost of sales under the weighted average cost method represents the weighted average cost of the individual items sold. Cost of sales under the weighted average cost method is also affected by adjustments to reflect current market conditions, merchandise allowances from vendors, expected inventory shortages and estimated losses from obsolete and slow-moving inventory.
Merchandise inventories and related reserves are reviewed on an interim basis and adjusted, as appropriate, to reflect management’s current estimates. These estimates are derived using available data, our historical experience, estimated inventory turnover, and current purchase forecasts. Various types of negotiated allowances received from our vendors are generally treated as adjustments to the purchase price of our Merchandise inventories. We adjust our estimates for vendor allowances and our provision for expected inventory shortage to actual amounts at the completion of our physical inventory counts and finalization of all vendor allowance agreements. In addition, we perform an inventory-aging analysis for identifying obsolete and slow-moving inventory. We establish a reserve to reduce the cost of our inventory to its estimated net realizable value based on certain loss indicators which include aged inventory and excess supply on hand, as well as specific identification methods.
Our estimates may be impacted by changes in certain underlying assumptions and may not be indicative of future activity. For example, factors such as slower inventory turnover due to changes in competitors’ tactics, consumer preferences, consumer spending and unseasonable weather patterns could cause excess inventory requiring greater than estimated markdowns to entice consumer purchases. Such factors could also cause sales shortfalls resulting in reduced purchases from vendors and an associated reduction in vendor allowances. Based on our inventory-aging analysis for identifying obsolete and slow-moving inventory, a 10% change in our reserve would have impacted pre-tax earnings by approximately $4 million for fiscal 2008.

Store Closures and Long-lived Asset Impairment
Based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Reserves are established at the time of closing for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance, as prescribed by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The key assumptions in calculating the reserves include the number of terminated employees for severance and the estimation of sublease income. If actual experience differs from our estimates, the resulting reserves could vary from recorded amounts. Reserves are reviewed periodically and adjusted when necessary.
We also review the carrying value of all long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with SFAS 144. We will record an impairment loss when the carrying value of the underlying asset group exceeds its estimated fair value.
In determining whether long-lived assets are recoverable, our estimate of undiscounted future cash flows over the estimated life or lease term of a store is based upon our experience, historical operations of the store, an estimate of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, inflation and the overall economics of the retail industry. Since we forecast our future undiscounted cash flows for up to 25 years, our estimates are subject to variability as future results can be difficult to predict. If a long-lived asset is found to be non-recoverable, we record an impairment charge equal to the difference between the asset’s carrying value and fair value. We estimate fair value based upon future cash flows, discounted at a rate that approximates our weighted average cost of capital, or by using other reasonable estimates of fair value, if available. In fiscal 2008, we recorded $33 million of impairment charges related to non-recoverable long-lived assets. These impairments were primarily due to a decrease in real estate market values, the identification of underperforming stores and the relocation of certain stores. In the future, we plan to relocate additional stores and may incur additional asset impairments. Additionally, if the current adverse trends in economic conditions continue or worsen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, we may incur additional asset impairments.
Goodwill Impairment
Goodwill is evaluated for impairment annually or whenever we identify certain triggering events that may indicate impairment, in accordance with the provisions of SFAS 142. We test for impairment of our goodwill by comparing the fair values and carrying values of our reporting units. During fiscal 2008, in accordance with SFAS 142, we changed our goodwill reporting units from Toys — U.S., Babies and Toys — Japan to Domestic and Toys — Japan (included in our International segment).
We estimated the fair values of these reporting units on the first day of the fourth quarter of each year, which for fiscal 2008 was November 2, 2008, using the market multiples approach and the discounted cash flow analysis approach. Additionally, due to the continued deterioration in the global economy through the end of fiscal 2008, we updated our testing as of January 31, 2009. Based on our estimates of our reporting units’ fair values at November 2, 2008 and January 31, 2009, we determined that none of the goodwill associated with our reporting units was impaired.
These valuation approaches require us to make certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is our policy to conduct impairment testing based on our most current business plans, projected future revenues and cash flows, which reflect changes we anticipate in the economy and the industry. The cash flows employed in the discounted cash flow analysis are based on five-year financial forecasts developed internally by management. The analysis also involved discounting the future cash flows to a present value using discount rates that properly account for the risk and nature of the respective reporting unit’s cash flows and the rates of return our debt and equity holders would require to invest their capital in our reporting units. If the carrying value exceeds the fair value, we would then calculate the implied fair value of our reporting unit goodwill as compared to its carrying value to determine the appropriate impairment charge. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to material impairment charges in the future.
In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. For November 2, 2008 and January 31, 2009, this hypothetical decrease would have triggered additional testing and analysis, which may have resulted in a goodwill impairment charge to our Toys — Japan reporting unit which had a goodwill balance of $21 million at January 31, 2009.
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
Although we feel our reserves are adequate to cover our estimated liabilities, changes in the underlying assumptions and future economic conditions could have a considerable effect upon future claim costs, which could have a material impact on our

Consolidated Financial Statements. Our reserve for self-insurance was $103 million as of January 31, 2009. A 10% change in the value of our self-insured liabilities would have impacted pre-tax earnings by approximately $11 million for the fiscal year ended January 31, 2009.
Revenue Recognition
We recognize revenue in accordance with the SEC Staff Accounting Bulletin No. 104 “Revenue Recognition.” Revenue related to merchandise sales, which is approximately 99.3% of total revenues, is generally recognized for retail sales at the point of sale in the store and when the customer receives the merchandise shipped from our web sites. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period based on historical return experience and changes in customer demand. Actual returns may differ from historical product return patterns, which could impact our financial results in future periods.
Gift Cards and Breakage
We sell gift cards to customers in our retail stores, through our web sites and through third parties and, in certain cases, provide gift cards for returned merchandise and in connection with promotions. We recognize income from gift card sales when the customer redeems the gift card, as well as an estimated amount of unredeemed liabilities (“breakage”). Gift card breakage is recognized proportionately, based on key management estimates and assumptions of redemption patterns, the useful life of the gift card and an estimated breakage rate of unredeemed liabilities. Our estimated gift card breakage represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote and for which we have determined that we do not have a legal obligation to remit the value to the relevant jurisdictions. Income related to customer gift card redemption is included in Net sales, whereas income related to gift card breakage is recorded in Other income in the Consolidated Statements of Operations.
In the fourth quarter of fiscal 2008, we changed our accounting method for estimating gift card breakage income. Prior to the fourth quarter of fiscal 2008, the Company recognized breakage income when gift card redemptions were deemed remote and the Company determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction (“Cliff Method”), which based on historical information the Company concluded to be three years after the gift card was issued. In the fourth quarter of fiscal 2008, the Company accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, the Company changed its method for recording gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards (“Redemption Method”). Refer to Note 2 to the Consolidated Financial Statements entitled “ACCOUNTING CHANGES” for the impact to our Consolidated Financial Statements.
During fiscal 2008, we recognized $78 million of net gift card breakage income, of which $59 million represented the adjustment related to the change from the Cliff Method to the Redemption Method. A change of 10% in the estimated gift card breakage rate used in our adjustment for use of the Redemption Method would have impacted our pre-tax earnings by approximately $6 million for the fiscal year ended January 31, 2009.
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
Tax law and accounting rules often differ as to the timing and treatment of certain items of income and expense. As a result, the tax rate reflected in our tax return (our current or cash tax rate) is different from the tax rate reflected in our Consolidated Financial Statements. Some of the differences are permanent, while other differences are temporary as they reverse over time. We record deferred tax assets and liabilities for any temporary differences between the assets and liabilities in our Consolidated Financial Statements and their respective tax bases. We establish valuation allowances when we believe it is more likely than not that our deferred tax assets will not be realized. For example, we would establish a valuation allowance for the tax benefit associated with a loss carryforward in a tax jurisdiction if we did not expect to generate sufficient taxable income to utilize the loss carryforward. Changes in future taxable income, tax liabilities and our tax planning strategies may impact our effective tax rate, valuation allowances and the associated carrying value of our deferred tax assets and liabilities.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Partial Adoption of SFAS 157
On February 3, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), as amended by FASB Staff Position (“FSP SFAS”)157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” FSP SFAS 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements” and FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not active.” As such, SFAS 157 (as amended) is partially effective for measurements and disclosures of financial assets and liabilities for fiscal years beginning after November 15, 2007 and is fully effective for measurement and disclosure provisions on all applicable assets and liabilities for fiscal years beginning after November 15, 2008. Refer to Note 5 to the Consolidated Financial Statements entitled “FAIR VALUE MEASUREMENTS” for the impact to our Consolidated Financial Statements and further details.
Adoption of FSP SFAS 140-4 and FIN 46 (R)-8
On February 3, 2008, we adopted FSP SFAS No. 140-4 and FIN 46 (R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46 (R)-8”). This FSP requires additional disclosures by public entities, including sponsors, regarding their involvement with variable interest entities and their continuing involvement with transferred financial assets and is effective for financial statements issued for fiscal years ending after December 15, 2008. Refer to Note 3 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for the impact to our Consolidated Financial Statements and further details.
Refer to Note 21 to our Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a discussion of other recent accounting pronouncements and their impact on our Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from potential changes in interest rates and foreign currency exchange rates. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We enter into derivative financial instruments to economically manage our market risks related to interest rate and foreign currency exchange. We do not participate in speculative derivative trading. The analysis below presents our sensitivity to selected hypothetical, instantaneous changes in market interest rates and foreign currency exchange rates as of January 31, 2009.
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
We face foreign currency exchange transaction exposures related to cross-currency short-term intercompany loans and merchandise purchases:
•	We enter into short-term, cross-currency intercompany loans with our foreign subsidiaries as part of our global cash management strategy. This exposure is economically hedged through the use of foreign currency exchange forward contracts. As a result, a 10% change in foreign currency exchange rates against the U.S. dollar would not have an impact on our pre-tax earnings related to our short-term, cross-currency intercompany loans.

•	In addition, our foreign subsidiaries make U.S. dollar denominated merchandise purchases through the normal course of business. From time to time, we enter into foreign exchange forward contracts under our merchandise import program. As of January 31, 2009, we had no outstanding contracts.
The above sensitivity analysis on our foreign currency exchange transaction exposures related to our short-term, cross-currency intercompany loans assumes our mix of foreign currency-denominated debt instruments and derivatives and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions. Our exposure to foreign currency risk related to exchange forward contracts on our short-term, cross-currency intercompany loans has not materially changed from fiscal 2007 to fiscal 2008.

Changes in foreign exchange rates affect interest expense recorded in relation to our foreign currency-denominated derivative instruments and debt instruments. As of January 31, 2009 and February 2, 2008, we estimate that a 10% hypothetical change in foreign exchange rates would impact our pre-tax earnings due to the effect of foreign currency translation on interest expense related to our foreign currency-denominated derivative instruments and debt instruments by $9 million and $10 million, respectively.
Interest Rate Exposure
We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt and have entered into interest rate swaps and interest rate caps to maintain that balance. A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows, whereas a change in interest rates on fixed rate debt impacts the fair value of debt. A portion of our derivatives qualifies for hedge accounting as variable cash flow hedges. Therefore, for designated cash flow hedges, the effective portion of the changes in the fair value of derivatives are recorded in other comprehensive (loss) income and subsequently recorded in the Consolidated Statements of Operations at the time the hedged item affects earnings.
The following table illustrates the estimated sensitivity of a 1% change in interest rates to our future pre-tax earnings and cash flows on our derivative instruments and variable rate debt instruments at January 31, 2009:

	Impact of	Impact of
(In millions)	1% Increase	1% Decrease
Interest rate swaps	$24	$(24)
Variable rate debt	(34)	34

Total pretax income exposure to interest rate risk	$(10)	$10

The above sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions. As of February 2, 2008, we estimated that a 1% hypothetical change in interest rates could potentially have caused either a $17 million increase or a $17 million decrease on our pre-tax earnings. The difference in our exposure to interest rate risk in fiscal 2008 from fiscal 2007 is primarily due to the reduction in market exposure as a result of the $1.3 billion interest rate swap we entered into in fiscal 2008. Refer to our Consolidated Financial Statements for further discussion of our debt in Note 3 entitled “LONG-TERM DEBT” and our derivative instruments in Note 4 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.” At this time, we do not anticipate material changes to our interest rate risk exposure or to our risk management policies. We believe that we could mitigate potential losses on pre-tax earnings through our risk management objectives, if material changes occur in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Toys “R” Us, Inc.:
We have audited the accompanying consolidated balance sheets of Toys “R” Us, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three fiscal years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Toys “R” Us, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements: i) in the fourth quarter of the fiscal year ended January 31, 2009 the Company recognized a change in accounting estimate effected by a change in accounting principle related to gift card breakage, ii) effective February 3, 2008 and February 4, 2007, the Company changed its accounting method for valuing the merchandise inventories for its domestic segment and international wholly-owned subsidiaries, respectively, from the retail inventory method to the weighted average cost method.
As discussed in Note 14 to the consolidated financial statements, effective February 2, 2008, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” As discussed in Note 12 to the consolidated financial statements, effective February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109.” As discussed in Note 1 to the consolidated financial statements, effective February 3, 2007, the Company elected application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
March 31, 2009

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Operations

	Fiscal Years Ended
	January 31,	February 2,	February 3,
(In millions)	2009	2008	2007
Net sales	$13,724	$13,794	$13,050
Cost of sales	8,976	8,987	8,638

Gross margin	4,748	4,807	4,412

Selling, general and administrative expenses	3,856	3,801	3,506
Depreciation and amortization	399	394	409
Net gains on sales of properties	(5)	(33)	(110)
Other income, net	(123)	(51)	(42)

Total operating expenses	4,127	4,111	3,763

Operating earnings	621	696	649
Interest expense	(419)	(503)	(537)
Interest income	16	27	31

Earnings before income taxes and minority interest	218	220	143
Income tax expense	7	65	35
Minority interest, net of tax	(7)	2	(1)

Net earnings	$218	$153	$109

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Balance Sheets

	January 31,	February 2,
(In millions - except share amounts)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$783	$751
Short-term investments	—	168
Accounts and other receivables	251	256
Merchandise inventories	1,781	1,998
Current deferred tax assets	84	80
Prepaid expenses and other current assets	124	140

Total current assets	3,023	3,393
Property and equipment, net	4,187	4,385
Goodwill, net	380	366
Deferred tax assets	180	197
Restricted cash	193	131
Other assets	448	480

	$8,411	$8,952

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,412	$1,534
Accrued expenses and other current liabilities	847	996
Income taxes payable	49	128
Current portion of long-term debt	98	50

Total current liabilities	2,406	2,708
Long-term debt	5,447	5,824
Deferred tax liabilities	78	21
Deferred rent liabilities	260	261
Other non-current liabilities	372	374
Minority interest in Toys — Japan	122	153
Stockholders’ Deficit:
Common stock (par value $0.001 and $0.01; shares authorized 55,000,000 and 3,000; shares issued and outstanding 48,965,402 and 1,000 at January 31, 2009 and February 2, 2008, respectively)	—	—
Additional paid-in capital	19	10
Accumulated deficit	(200)	(419)
Accumulated other comprehensive (loss) income	(93)	20

Total stockholders’ deficit	(274)	(389)

	$8,411	$8,952

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Years Ended
	January 31,	February 2,	February 3,
(In millions)	2009	2008	2007
Cash Flows from Operating Activities:
Net earnings	$218	$153	$109
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	399	394	409
Amortization of debt issuance costs	34	31	63
Net gains on sales of properties	(5)	(33)	(110)
Deferred income taxes	64	(115)	(13)
Non-cash portion of restructuring, other charges and impairments	52	20	22
Other	5	12	1
Changes in operating assets and liabilities:
Accounts and other receivables	25	(13)	21
Merchandise inventories	106	(220)	11
Prepaid expenses and other operating assets	27	21	(8)
Accounts payable, accrued expenses and other liabilities	(306)	169	(81)
Income taxes payable and receivable	(94)	108	(13)

Net cash provided by operating activities	525	527	411

Cash Flows from Investing Activities:
Capital expenditures	(395)	(326)	(285)
Sale (purchase) of short-term investments	167	(168)	—
Purchase of Toys-Japan shares	(34)	—	—
(Increase) decrease in restricted cash	(64)	17	(41)
Proceeds from sale of fixed assets	33	61	219

Net cash used in investing activities	(293)	(416)	(107)

Cash Flows from Financing Activities:
Long-term debt borrowings	1,123	906	3,643
Short-term debt borrowings	156	232	158
Long-term debt repayment	(1,294)	(1,020)	(4,124)
Short-term debt repayment	(166)	(268)	(184)
Capitalized debt issuance costs	(6)	—	(45)
Other	(2)	(2)	(14)

Net cash used in financing activities	(189)	(152)	(566)

Effect of exchange rate changes on cash and cash equivalents	(11)	27	46

Cash and cash equivalents:
Net increase (decrease) during period	32	(14)	(216)
Cash and cash equivalents at beginning of period	751	765	981

Cash and cash equivalents at end of period	$783	$751	$765

Supplemental Disclosures of Cash Flow Information:
Income taxes paid, net of refunds	$146	$72	$63
Interest paid	$352	$444	$496
See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

			Accumulated
	Common Stock (2)	Additional	Other		Total
	Issued	Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions)	Shares	Capital	(Loss) Income	Deficit	Deficit
Balance, January 28, 2006	—	$—	$(55)	$(669)	$(724)
Net earnings for the period	—	—	—	109	109
Foreign currency translation adjustments, net of tax	—	—	(42)	—	(42)
Unrealized loss on hedged transactions, net of tax	—	—	(1)	—	(1)
Minimum pension liability adjustments, net of tax	—	—	3	—	3

Total comprehensive income					69
Cumulative effect of SAB 108 adjustments	—	—	—	(24)	(24)
Stock compensation expense	—	4	—	—	4

Balance, February 3, 2007	—	$4	$(95)	$(584)	$(675)
Net earnings for the period	—	—	—	153	153
Foreign currency translation adjustments, net of tax	—	—	121	—	121
Unrealized loss on hedged transactions, net of tax	—	—	(3)	—	(3)

Total comprehensive income					271
Cumulative effect of change in accounting principle, net of tax	—	—	—	(9)	(9)
Cumulative effect of adoption of FIN 48	—	—	—	21	21
Effect of adoption of SFAS 158, net of tax	—	—	(3)	—	(3)
Stock compensation expense	—	6	—		6

Balance, February 2, 2008	—	$10	$20	$(419)	$(389)
Net earnings for the period	—	—	—	218	218
Foreign currency translation adjustments, net of tax	—	—	(56)	—	(56)
Unrealized loss on hedged transactions, net of tax	—	—	(21)	—	(21)
Unrealized actuarial losses, net of tax and minority interest	—	—	3	—	3
Foreign currency effect on liquidation of foreign subsidiary	—	—	(39)	—	(39)

Total comprehensive income					105
Cumulative effect of change in accounting principle, net of tax (Note 2)	—	—	—	1	1
Toys “R” Us Holdings, Inc. reorganization (1)	49	1	—	—	1
Stock compensation expense	—	8	—	—	8

Balance, January 31, 2009	49	$19	$(93)	$(200)	$(274)

(1)	Pursuant to the reorganization on June 10, 2008, our 1,000 shares, $0.01 par value, were exchanged for 48,955,808 shares, $0.001 par value. See Note 20 entitled “REORGANIZATION” for information on the issuance of the new common stock.

(2)	For all periods presented, the amount of Common Stock issued and the amount of Common Stock in treasury are less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. Our retail business began in 1948 when founder Charles Lazarus opened a baby furniture store, Children’s Bargain Town, in Washington, D.C. The Toys “R” Us name made its debut in 1957. Since its inception, Toys “R” Us has built its reputation as a leading consumer destination for toys and children’s products. We opened our first Babies “R” Us stores in 1996, expanding our presence into the specialty juvenile market. On July 21, 2005, we were acquired (consummated through a $6.6 billion merger (the “Merger”)) by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC (“Bain”), Kohlberg Kravis Roberts & Co., L.P. (“KKR”), and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”), along with a fourth investor, GB Holdings I, LLC, an affiliate of Gordon Brothers, a consulting firm that is independent from and unaffiliated with the Sponsors and management.
Recognizing the synergies between our toy and specialty juvenile products businesses over the last several years, we implemented a strategy of creating a “one-stop shopping” environment for our guests, combining the best of our toy and entertainment offerings with our specialty juvenile products, all under one roof (side-by-side and “R” superstore formats). In connection with our new integrated strategy, we continue to increase the number of side-by-side and “R” superstores both domestically and internationally. Over the past three years, we have converted 111 existing stores into side-by-side formats and have constructed 27 new side-by-side and “R” superstores. We expect that our side-by-side and “R” superstore formats will continue to be our focus going forward and will eventually become the standard for all of our stores. Given current economic conditions, this strategy, over the short-term, will be prudently implemented.
In addition to our side-by-side and “R” superstore formats, we continue to enhance our integrated strategy within our existing traditional toy stores with our BRU Express and Juvenile Expansion formats which devote additional square footage for our juvenile products. Over the past three years, we have converted 77 existing stores into BRU Express and Juvenile Expansion formats.
As a result of cumulative changes to our business model brought about by our new integrated strategy, the performance of our previous Toys “R” Us — U.S. (“Toys — U.S.”) and Babies “R” Us (“Babies”) segments became less meaningful and increasingly difficult to analyze separately. As such, our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), has changed the way he assesses performance and allocates resources to our domestic operations.
Pursuant to this change, commencing in the third quarter of fiscal 2008, our business now has two reportable segments: Toys “R” Us-Domestic (“Domestic”) and Toys “R” Us-International (“International”). See Note 13 entitled “SEGMENTS” for further details.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. Unless otherwise stated, references to years in this report relate to the fiscal years below:

Fiscal Year	Number of Weeks	Ended
2008	52	January 31, 2009
2007	52	February 2, 2008
2006	53	February 3, 2007
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. We eliminate all inter-company balances and transactions.
Investment in Toys “R” Us-Japan
In fiscal 2006, we began consolidating Toys “R” Us — Japan, Ltd. (“Toys — Japan”), of which we owned approximately 48% of its common stock, when we (together with the Sponsors) took control of a majority of the board of directors of Toys — Japan. On June 10, 2008 we purchased an additional 14.35% share of Toys — Japan common stock. See Note 19 entitled “TOYS — JAPAN SHARE ACQUISITION” for further details.

Variable Interest Entities
Financial Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“VIEs”) (“FIN 46(R)”) requires the consolidation of entities that are controlled by a company through interests other than voting interests. Under the requirements of this interpretation, an entity that maintains a majority of the risks or rewards associated with VIEs is viewed to be effectively in the same position as the parent in a parent-subsidiary relationship.
We evaluate our lending vehicles, including our commercial mortgage-backed securities, structured loans and any joint venture interests to determine whether we are the primary beneficiary of a VIE. The primary beneficiary will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of holding a VIE.
During fiscal 2008, we terminated the secured borrowing arrangement with KK Funding Corporation (“KKFC”), which we identified and consolidated as a VIE during fiscal 2007 in accordance with FIN 46(R). As of January 31, 2009, KKFC is no longer considered a VIE and is therefore not consolidated. Refer to Note 4 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details. During fiscal 2006, we identified Vanwall Finance PLC (“Vanwall”) as a VIE and concluded that in accordance with FIN 46(R), Vanwall should not be consolidated. We continue to assess whether Vanwall should be consolidated and concluded that Vanwall was not required to be consolidated in fiscal 2008. For further details, refer to Note 3 entitled “LONG-TERM DEBT.”
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

Cumulative
	Deferred	Income	Deferred	adjustment
	tax	taxes	tax	to Accumulated
(In millions)	assets	payable	liabilities	deficit
Accounting for income taxes	$(5)	$20	$(1)	$24
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
Reclassifications and Corrections of Previously Issued Financial Statements
In fiscal 2008, we have included certain other income and expense items as Other income on our Consolidated Statements of Operations, which have historically been presented as a net reduction in Selling, general and administrative expenses (“SG&A”). As such, we have restated other income of $75 million and $48 million in fiscals 2007 and 2006, respectively, to correctly present these immaterial items separate from SG&A and have corrected this presentation throughout the financial statements. The items included in this restatement primarily relate to gift card breakage and our credit card program. In addition, we have reclassified other expense items of $24 million and $6 million in fiscals 2007 and 2006, respectively, from SG&A to Other income, net. Such expense items related primarily to impairment losses on long-lived assets and other immaterial expenses. These changes had no effect on our previously reported Consolidated Net earnings for fiscals 2007 and 2006.
Cash and Cash Equivalents
We consider our highly liquid investments with original maturities of three months or less at acquisition to be cash equivalents. Book cash overdrafts are reclassified to accounts payable.
Restricted Cash
Restricted cash represents collateral and other cash that is restricted from withdrawal. As of January 31, 2009 and February 2, 2008, we had restricted cash of $193 million and $131 million, respectively. Such restricted cash primarily serves as collateral for certain property financings we entered into during fiscal 2005 and interest rate swaps entered into during fiscal 2008.

Accounts and Other Receivables
Accounts and other receivables consist primarily of receivables from vendor allowances and consumer credit card and debit card transactions.
Short-Term Investments
As of February 2, 2008, our short-term investments were comprised of municipal auction-rate securities which are securities with interest rates that reset periodically through an auction process. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), we classified auction-rate securities as available-for-sale and carried them at fair value with any unrealized gains and losses reported in Accumulated other comprehensive (loss) income. During fiscal 2008, we sold all of our municipal auction-rate securities and no longer hold any short-term investments as of January 31, 2009. Refer to Note 5 entitled “FAIR VALUE MEASUREMENTS” for further details.
Merchandise Inventories
We value our merchandise inventories at the lower of cost or market, as determined by the weighted average cost method. Cost of sales represents the weighted average cost of the individual items sold and is affected by adjustments to reflect current market conditions, merchandise allowances from vendors, estimated inventory shortages and estimated losses from obsolete and slow-moving inventory. We changed our method of accounting for inventory from the retail inventory method to the weighted average cost method for our Domestic segment and International wholly-owned subsidiaries as of February 3, 2008 and February 4, 2007, respectively. Refer to Note 2 entitled “ACCOUNTING CHANGES” for further details on the accounting change in our Domestic and International segments.
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
Impairment of Long-Lived Assets and Costs Associated with Exit Activities
We review the carrying value of all long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We will record an impairment loss when the carrying value of the underlying asset group exceeds its estimated fair value. We estimate fair value based upon future cash flows, discounted at a rate that approximates our weighted average cost of capital, or by using other reasonable estimates of fair value, if available.
During fiscals 2008 and 2007, we recorded total impairment losses of $33 million and $13 million, respectively. These impairments were primarily due to a decrease in real estate market values, the identification of underperforming stores and the relocation of certain stores. In fiscal 2006, we did not record material impairment charges. In the future, we plan to relocate additional stores and may incur additional asset impairments. Additionally, if the current adverse trends in economic conditions continue or worsen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, we may incur additional asset impairments.
For any store closing where a lease obligation still exists, we record the estimated future liability associated with the rental obligation less any estimated sublease income on the date the store is closed in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Refer to Note 11 entitled “RESTRUCTURING AND OTHER CHARGES” for charges related to restructuring initiatives.
Asset Retirement Obligations
We account for asset retirement obligations (“ARO”) in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and FIN No. 47 “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”), which require us to recognize a liability for the fair value of obligations to retire tangible long-lived assets when there is a contractual obligation to incur such costs. We recognize a liability for asset retirement obligations and capitalize asset retirement costs and amortize these costs over the life of the assets. As of January 31, 2009 and February 2, 2008, we had approximately $56 million and $51 million, respectively, recorded for ARO.

Goodwill, Net
Details on goodwill by segment are as follows:

	January 31,	February 2,
(In millions)	2009	2008
Domestic	$359	$359
International	21	7

Total	$380	$366

On June 10, 2008, we purchased an additional 14.35% of Toys — Japan common stock. As a result of this purchase, the acquired assets and assumed liabilities were adjusted to their fair values and resulted in additional goodwill of $11 million recorded and assigned to the Toys —Japan operations of our International reporting segment in fiscal 2008. Refer to Note 19 entitled “TOYS — JAPAN SHARE ACQUISITION” for further details.
Goodwill is evaluated for impairment annually or whenever we identify certain triggering events that may indicate impairment, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We test our goodwill for impairment by comparing the fair values and carrying values of our reporting units. During fiscal 2008, we changed our reporting segments and therefore, in accordance with SFAS 142, we changed our goodwill reporting units from Toys — U.S., Babies and Toys — Japan to Domestic and Toys — Japan (included in our International segment).
We estimated the fair values of these reporting units on the first day of the fourth quarter of each year, which for fiscal 2008 was November 2, 2008, using the market multiples approach and the discounted cash flow analysis approach. Additionally, due to the continued deterioration in the global economy through the end of fiscal 2008, we updated our testing as of January 31, 2009. Based on our estimates of our reporting units’ fair values at November 2, 2008 and January 31, 2009, we determined that none of the goodwill associated with our reporting units was impaired.
In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. For November 2, 2008 and January 31, 2009, this hypothetical decrease would have triggered additional testing and analysis, which may have resulted in a goodwill impairment charge to our Toys — Japan reporting unit which had a goodwill balance of $21 million at January 31, 2009.
Debt Issuance Costs
We defer debt issuance costs, which are classified as non-current other assets, and amortize the costs into Interest expense over the term of the related debt facility. Unamortized amounts at January 31, 2009 and February 2, 2008 were $82 million and $109 million, respectively. Deferred financing fees amortized to Interest expense for fiscals 2008, 2007 and 2006 were $34 million, $31 million and $63 million, respectively, which is inclusive of accelerated amortization due to certain debt repayments.
Insurance Risks
We self-insure a substantial portion of our workers’ compensation, general liability, auto liability, property, medical, prescription drug and dental insurance risks, in addition to maintaining third party insurance coverage. Provisions for losses related to self-insured risks are based upon actuarial techniques and estimates for incurred but not reported claims. We record the liability for workers’ compensation on a discounted basis. We also maintain stop-loss coverage in amounts of $2 million for workers’ compensation, $5 million for general and auto liability, $15 million for property and $18 million for catastrophic events to limit the exposure related to such risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. As of January 31, 2009 and February 2, 2008, we had $103 million and $99 million, respectively, of reserves for self-insurance risk.
Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits and commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments and contingencies, refer to Note 17 entitled “COMMITMENTS AND CONTINGENCIES.”
Leases
We lease store locations, distribution centers, equipment and land used in our operations. We account for our leases under the provisions of SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Assets held under capital lease are included in Property and equipment, net. As of January 31, 2009 and February 2, 2008, accumulated amortization related to capital leases for property and equipment was $44 million and $39 million, respectively.

Operating leases are recorded on a straight-line basis over the lease term. At the inception of a lease, we determine the lease term by assuming the exercise of renewal options that are reasonably assured. Renewal options are exercised at our sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the useful life of buildings and leasehold improvements are limited by the expected lease term. Refer to Note 10 entitled “LEASES” for further details.
Substantially all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, many leases include early termination options, which can be exercised under specified conditions, including upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.
Deferred Rent
We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as deferred rent liability or asset. Deferred rent liabilities are recorded in our Consolidated Balance Sheets in the total amount of $268 million and $267 million at January 31, 2009 and February 2, 2008, respectively. Landlord incentives and abatements are included in Deferred rent liabilities and amortized over the term of the lease.
Financial Instruments
We enter into foreign exchange forward contracts to minimize the risk associated with currency fluctuations relating to our foreign subsidiaries. We also enter into derivative financial arrangements such as interest rate swaps and interest rate caps to hedge interest rate risk associated with our long-term debt. We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), and record the fair values of these instruments within our Consolidated Balance Sheets as Other assets and liabilities. SFAS 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. We record the changes in fair value of derivative instruments, which do not qualify for hedge accounting, in our Consolidated Statements of Operations. If we determine that we do qualify for hedge accounting treatment, the following is a summary of the impact on our Consolidated Financial Statements:
•	For designated fair value hedges, changes in fair values of the hedged items for the risks being hedged are recorded in earnings.

•	For designated cash flow hedges, the effective portion of the changes in the fair value of derivatives are recorded in other comprehensive (loss) income and subsequently recorded in the Consolidated Statements of Operations at the time the hedged item affects earnings.

•	For designated cash flow hedges, the ineffective portion of a hedged derivative instrument’s change in fair value is immediately recognized in Interest expense in the Consolidated Statements of Operations.
During the fiscals 2008, 2007 and 2006, we did not have any designated fair value hedges. Refer to Note 4 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for more information related to our accounting for derivative financial instruments. We did not have significant credit risk related to our financial instruments at January 31, 2009 and February 2, 2008.
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
Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period. The resulting translation adjustments are recorded in Accumulated other comprehensive (loss) income within Stockholders’ deficit.

Gains and losses resulting from foreign currency transactions related to operations have been immaterial and are included in Other income. Foreign currency transactions related to short-term, cross-currency intercompany loans during fiscal 2008 amounted to a loss of $38 million and gains of $14 million and $3 million in fiscals 2007 and 2006, respectively. Such amounts were included in Interest expense.
We economically hedge these short-term, cross-currency intercompany loans with foreign currency forward contracts. These derivative contracts were not designated as hedges under SFAS 133 and are recorded on our Consolidated Balance Sheets at fair value with a gain or loss recorded on the Consolidated Statements of Operations in Interest expense. For fiscal 2008 we recorded a gain of $38 million and losses of $14 million and $3 million in fiscals 2007 and 2006, respectively.
In fiscal 2008, the operations of TRU (HK) Limited, our wholly-owned subsidiary, were substantially liquidated. As a result, we recognized a $39 million gain representing a cumulative translation adjustment, in accordance with SFAS No. 52 “Foreign Currency Translation.” The gain is included in Other income in our Consolidated Statements of Operations and as Foreign currency effect on liquidation of foreign subsidiary in our Consolidated Statement of Stockholders’ Deficit.
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
Other revenues of $93 million, $83 million and $76 million for fiscals 2008, 2007 and 2006, respectively, are included in Net sales. Other revenues consist of shipping, licensing and franchising fees, warranty and consignment income and non-core product related revenue.
Reserve for Sales Returns
We reserve amounts for sales returns for estimated product returns by our customers based on historical return experience, changes in customer demand, known returns we have not received, and other assumptions. The balances of our reserve for sales returns were $8 million and $10 million at January 31, 2009 and February 2, 2008, respectively.
Gift Cards and Breakage
We sell gift cards to customers in our retail stores, through our web sites and through third parties and, in certain cases, provide gift cards for returned merchandise and in connection with promotions. We recognize income from gift card sales when the customer redeems the gift card, as well as an estimated amount of unredeemed liabilities (“breakage”). Gift card breakage is recognized proportionately, utilizing key management estimates and assumptions based on actual redemptions, the thirty-six month estimated useful life of the gift card and an estimated breakage rate of unredeemed liabilities. Our estimated gift card breakage represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote and for which we have determined that we do not have a legal obligation to remit the value to the relevant jurisdictions. Income related to customer gift card redemption is included in Net sales, whereas income related to gift card breakage is recorded in Other income in our Consolidated Financial Statements.
In the fourth quarter of fiscal 2008, we changed our accounting method for estimating gift card breakage income and recorded an adjustment of $59 million. Refer to Note 2 entitled “ACCOUNTING CHANGES” for the impact on our Consolidated Financial Statements and further details. In addition, we recognized $19 million, $17 million and $15 million of gift card breakage income in fiscals 2008, 2007 and 2006, respectively. During fiscal 2006, we also recorded an $11 million dormancy fee which reduced our gift card liability after a period of non-use resulting in income recognition in the period assessed. We discontinued the practice of assessing dormancy fees in fiscal 2006.
Credit Card Program
In the fourth quarter of fiscal 2006, we entered into a five-year Credit Card Program agreement (the “Agreement”) with a third-party credit lender to offer co-branded and private label credit cards to our customers. The credit lender provides financing for our customers to purchase merchandise at our stores and other businesses and funds and administrates the customer loyalty program for credit card holders. Under the Agreement, we received an up-front incentive payment for entering into the Agreement, which is deferred and is being amortized ratably over the life of the agreement. In addition, we receive bounty fees for credit card activations and royalties on the co-branded and private label credit cards. Bounty fees are recognized ratably over the life of the contract based upon our expected performance. Royalties are recognized when earned and realizable.

During fiscals 2008, 2007 and 2006, we recognized $35 million, $39 million and $11 million of Other income, respectively, relating to the credit card program. At January 31, 2009 and February 2, 2008, a total of $16 million of deferred credit card income, respectively, is included in Other non-current and current liabilities in our Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs incurred to generate the income such as sales discounts (included as a reduction of Net sales) provided to customers upon activation.
Cost of Sales and SG&A Expenses
The following table illustrates costs associated with each expense category:

“Cost of sales”		“SG&A”
•	merchandise acquired from vendors;	•	store payroll and related payroll benefits;

•	freight in;	•	rent and other store operating expenses;

•	provision for excess and obsolete inventories;	•	advertising expenses;

• •	shipping costs; provision for inventory shortages; and	•	costs associated with operating our distribution network, including costs related to moving merchandise from distribution centers to stores; and

•	credits and allowances from our merchandise vendors.	•	other corporate-related expenses.
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
In addition, we record sales net of in-store coupons that are redeemed, in accordance with EITF Issue 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.”
Advertising Costs
Gross advertising costs are recognized in SG&A at the point of first broadcast or distribution and were $453 million, $412 million and $353 million in fiscals 2008, 2007 and 2006, respectively.
Pre-opening Costs
The cost of start-up activities, including organization costs, related to new store openings are expensed as incurred.
Costs of Computer Software
We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), issued by the American Institute of Certified Public Accountants. We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of SOP 98-1 are met. We expense those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities as they are incurred. We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over a useful life of five years, beginning when the software is ready for its intended use utilizing a half-year convention. We amortized computer software costs of $15 million during fiscal 2008 and $16 million during fiscals 2007 and 2006, respectively.
Income Taxes
Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction.

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
At January 31, 2009 and February 2, 2008, we reported unrecognized tax benefits in Accrued expenses and other liabilities and Other non-current liabilities in our Consolidated Balance Sheets. These tax liabilities do not include a portion of our unrecognized tax benefits, which have been recorded as a reduction of Deferred tax assets related to net operating losses. For further information, refer to Note 12 entitled “INCOME TAXES.”
Stock-Based Compensation
Under the provisions of SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We have applied SFAS 123(R) to new awards and to awards modified, repurchased or cancelled since January 29, 2006. We continue to account for any portion of awards outstanding at January 29, 2006 that has not been modified, repurchased or cancelled using the provisions of Accounting Principles Board (“APB”) Opinion 25. For further information refer to Note 8 entitled “STOCK-BASED COMPENSATION.”
NOTE 2 — ACCOUNTING CHANGES
Gift card breakage
Prior to the fourth quarter of fiscal 2008, the Company recognized breakage income when gift card redemptions were deemed remote and the Company determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction (“Cliff Method”), which, based on historical information, the Company concluded to be three years after the gift card was issued. At the end of the fourth quarter of fiscal 2008, the Company concluded it had accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, the Company changed its method for recording gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards (“Redemption Method”). We believe the Redemption Method is preferable to the Cliff Method as it better reflects the gift card earnings process resulting in the recognition of gift card breakage income over the period of gift card redemptions (e.g. over the performance period). The Company will continue to review historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rates and pattern of redemption.
In accordance with SFAS 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), we concluded that this accounting change represented a change in accounting estimate effected by a change in accounting principle and accordingly, accounted for the change as a change in estimate following a cumulative catch-up method. As a result, the cumulative catch up adjustment recorded at the end of the fourth quarter of fiscal 2008 resulted in an additional $59 million of gift card breakage income under the Redemption Method ($36 million after-tax). Inclusive of this cumulative catch-up, we recognized $78 million of gift card breakage income in fiscal 2008. Gift card breakage income is included in Other income in the Consolidated Statements of Operations.
For comparability purposes, the following table sets forth the effects of the change by presenting our Consolidated Balance Sheet as of January 31, 2009 as reported using the Redemption Method and as computed using the Cliff Method (labeled Pro Forma):

(In millions)
As of January 31, 2009	As Reported	Pro Forma	Change
Current deferred tax assets	84	93	(9)
Total current assets	3,023	3,032	(9)
Total assets	8,411	8,420	(9)
Accrued expenses and other current liabilities	847	906	(59)
Income taxes payable	49	35	14
Total current liabilities	2,406	2,451	(45)
Accumulated deficit	(200)	(236)	36
Total stockholders’ deficit	(274)	(310)	36
For comparability purposes, the following table sets forth the effects of this change by presenting our Consolidated Statement of Operations as reported using the Redemption Method and as computed using the Cliff Method (labeled Pro Forma) for the fiscal year ended January 31, 2009:

(In millions)
For Fiscal 2008	As Reported	Pro Forma	Change
Other income, net	$123	$64	$59
Operating earnings	621	562	59
Earnings before income taxes and minority interest	218	159	59
Income tax expense (benefit)	7	(16)	23
Net earnings	218	182	36
Merchandise Inventories
In the first quarter of fiscal 2008, we changed our accounting method for valuing our Domestic segment merchandise inventories (62% of consolidated Merchandise inventories) from the lower of cost or market as determined by retail inventory methods to the lower of cost or market as determined by cost methods, as follows:
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
After the first quarter of fiscal 2008, we continued to utilize the LIFO method for a portion of its Merchandise inventories for financial reporting purposes in order to maintain conformity with the LIFO method for income tax purposes. In the third quarter of fiscal 2008, management elected to change its inventory accounting method for tax purposes from retail LIFO to the weighted average cost method under the Internal Revenue Service (“IRS”) Revenue Procedure 2008-43. This tax election was effective retrospectively to the beginning of fiscal 2008. In connection with this tax election, we changed our accounting method for valuing our remaining inventory valued at LIFO cost to weighted average cost, which represented 39% of our consolidated Merchandise inventories at November 1, 2008. Our entire merchandise inventory is now valued using the weighted average cost method. This change in accounting principle was retrospectively applied to February 3, 2008 and had a nominal impact on our Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Deficit.
During fiscal 2007, we changed our accounting method for valuing the Merchandise inventories of our International segment (excluding Toys — Japan, which was already on the weighted average cost method) from the retail FIFO inventory method to the weighted average cost method following the implementation of our perpetual inventory system internationally.
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
For comparability purposes, the following table sets forth the effects of the changes in accounting principle made in fiscal 2008 by comparing our Consolidated Balance Sheet (as reported under the weighted average cost method) to pro forma Consolidated Balance Sheet (as if Merchandise inventories were valued under the retail inventory methods prior to these changes) as of January 31, 2009:

(In millions)
As of January 31, 2009	As Reported	Pro Forma	Change
Merchandise inventories	$1,781	$1,745	$36
Total current assets	3,023	2,987	36
Total assets	8,411	8,375	36
Accrued expenses and other current liabilities	847	828	19
Total current liabilities	2,406	2,387	19
Accumulated deficit	(200)	(217)	17
Total stockholders’ deficit	(274)	(291)	17
Total liabilities and stockholders’ deficit	8,411	8,375	36
For comparability purposes, the following table sets forth the effects of the changes in accounting principle made in fiscal 2008 by comparing our Consolidated Statement of Operations (as reported under the weighted average cost method) to pro forma Consolidated Statement of Operations (as if Merchandise inventories were valued under the retail inventory method prior to these changes) for fiscal 2008:

(In millions)
For Fiscal 2008	As Reported	Pro Forma	Change
Cost of sales	$8,976	$9,006	$(30)
Gross margin	4,748	4,718	30
Operating earnings	621	591	30
Earnings before income taxes and minority interest	218	188	30
Income tax expense (benefit)	7	(5)	12
Net earnings	218	200	18

NOTE 3 — LONG-TERM DEBT
A summary of the Company’s Long-term debt as well as the effective interest rates on our outstanding variable rate debt as of January 31, 2009 and February 2, 2008, respectively, is outlined in the table below:

	January 31,	February 2,
(In millions)	2009	2008
Note due in semi-annual installments through February 20, 2008 (1.75%) (1)	$—	$21
Toys-Japan 0.77%-1.18% loans due fiscal 2008 (0.87%) (2)	—	137
Toys-Japan committed credit lines due fiscal 2011	18	—
Secured real estate loan, due August 9, 2009 (1.64% and 5.54%) (3)	800	800
Unsecured credit agreement, due December 8, 2009 (6.14% and 6.26%) (4)	1,300	1,300
$2.0 billion secured revolving credit facility, expires fiscal 2010	—	—
Multi-currency revolving credit facility, expires fiscal 2010	—	—
Toys-Japan 1.20%-2.80% loans due fiscals 2010-2014 (1.65% and 1.70% )	171	153
7.625% notes, due fiscal 2011 (5)	512	517
Secured term loan facility, due fiscal 2012 (4.58% and 9.55%)	797	797
Unsecured credit facility, due fiscal 2012 (5.33% and 9.41%)	180	180
French real estate credit facility, due fiscal 2012 (4.51% and 4.51%)	81	95
Spanish real estate credit facility, due fiscal 2012 (4.51% and 4.51%)	168	196
U.K. real estate senior credit facility, due fiscal 2013 (5.02% and 5.02%)	514	696
U.K. real estate junior credit facility, due fiscal 2013 (6.84% and 6.84%)	91	124
7.875% senior notes, due fiscal 2013 (5)	393	392
7.375% senior notes, due fiscal 2018 (5)	406	407
8.750% debentures, due fiscal 2021 (6)	22	22
Other (7)	92	37

	5,545	5,874
Less current portion (4)	98	50

Total long-term debt (8)	$5,447	$5,824

(1)	On February 20, 2008, we paid the final installment of this note.

(2)	In fiscal 2008, we refinanced these borrowings under the Toys — Japan committed credit line due fiscal 2011.

(3)	We have exercised our second maturity date extension option, which extended the maturity date of the loans to August 9, 2009. These amounts have been classified as Long-term debt as we have the contractual ability and intent to extend the maturity date to August 9, 2010.

(4)	We have exercised our first maturity date extension option, which extended the maturity date of this loan to December 8, 2009. These amounts have been classified as Long-term debt as we have the contractual ability and intent to extend the maturity date to December 7, 2010. Pursuant to the terms of the first extension, we are required to make quarterly principal payments equal to 1.25% (approximately $65 million per year) of the original principal amount of the loan. As such, these amounts have been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 31, 2009.

(5)	Represents obligations of Toys “R” Us, Inc. legal entity. For further details on parent company information, refer to Schedule I — Parent Company Condensed Financial Statements and Notes to the Condensed Financial Statements.

(6)	Represents obligations of Toys “R” Us, Inc. and Toys “R” Us-Delaware, Inc. (“Toys-Delaware”).

(7)	Fiscal 2008 includes $55 million related to capital lease obligations and $37 million related to finance obligations associated with capital projects. Fiscal 2007 includes $33 million related to capital lease obligations and $4 million related to finance obligations associated with capital projects.

(8)	We maintain derivative instruments on certain of our long-term debt, which impact our effective interest rates. Refer to Note 4 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.
Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. Certain of our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
Due to the severe deterioration in the credit markets, many financial institutions have reduced and, in some cases, ceased to provide funding to borrowers. We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. Currently we have funds available for borrowings under our credit facilities to finance our operations through July 2010. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy, failure, collapse or sale. At January 31, 2009, a lender who provides availability of $51 million under our multi-currency revolving credit facility is facing credit issues. This credit facility provides that the failure of one lender to fund its commitment does not relieve any other lenders of their obligations to fund their commitments. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
The total fair values of our Long-term debt, with carrying values of $5.5 billion at January 31, 2009 and $5.9 billion at February 2, 2008, were $2.9 billion and $5.1 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.
The annual maturities of our Long-term debt, including current portions, at January 31, 2009 are as follows:

Annual
(In millions)	Maturities
2009 (1)	$98
2010 (1)	2,193
2011	560
2012	1,236
2013	990
2014 and subsequent	468

Total	$5,545

(1)	We have classified our $800 million secured real estate loan due August 9, 2009 and our $1.3 billion unsecured credit agreement due December 8, 2009 as annual maturities of fiscal 2010, because we have the contractual ability and intent to extend the due dates to August 9, 2010 and December 7, 2010, respectively. Pursuant to the terms of the first extension of our $1.3 billion unsecured credit agreement, we are required to make quarterly principal payments equal to 1.25% (approximately $65 million per year) of the original principal amount of the loan. As such, these amounts have been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 31, 2009.
Toys — Japan Credit Lines ($18 million at January 31, 2009)
On March 31, 2008, Toys — Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). We paid fees of $3 million to enter into the agreement, which have been capitalized as deferred debt issuance costs and will be amortized over the term of the agreement.
Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($222 million at January 31, 2009), expires in fiscal 2011, and bears an interest rate of Tokyo Inter Bank Offered Rate (“TIBOR”) plus 0.63% per annum. At January 31, 2009, we had outstanding borrowings of $18 million under Tranche 1. Tranche 2 was available in amounts of up to ¥15 billion ($167 million at January 31, 2009), expired in March 2009, and bore an interest rate of TIBOR plus 0.35% per annum. At January 31, 2009, we had no outstanding borrowings under Tranche 2.
On March 30, 2009, Toys — Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥13 billion ($133 million at March 30, 2009), expiring in fiscal 2010, with an interest rate of TIBOR plus 0.63% per annum. We paid fees of $1 million to enter into the agreement, which will be capitalized as deferred debt issuance costs and will be amortized over the term of the agreement.
These agreements contain covenants, including, among other things, covenants that require Toys — Japan to maintain a certain minimum level of net assets and profitability during the agreement terms. The agreements also restrict us from reducing our ownership percentage in Toys — Japan.
Prior to March 31, 2008, Toys — Japan maintained loans under uncommitted credit facilities with various financial institutions. At February 2, 2008, borrowings under these uncommitted credit facilities of $137 million were classified as Long-term debt as we refinanced these borrowings under Tranche 1 on April 30, 2008.
$2.0 billion secured revolving credit facility, expires fiscal 2010 ($0 at January 31, 2009)
Our $2.0 billion five-year secured revolving credit facility bears a tiered floating interest rate of LIBOR plus 1.00%-3.75% per annum. This credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware, our direct wholly-owned subsidiary, and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. The revolving credit facility also requires that Toys-Delaware maintain a minimum excess availability greater than or equal to the lesser of $125 million or 10% of the calculated borrowing base, consisting of specified percentages of eligible inventory, credit card receivables and certain real estate less any applicable availability reserves. Interest rate pricing for the facility is tiered based on levels of excess availability. At January 31, 2009, we had no outstanding borrowings and a total of $103 million of outstanding letters of credit under this credit facility which expires in fiscal 2010. We had availability of $942 million under this facility at fiscal year-end and paid commitment fees of $6 million in each of the past three fiscal years 2008, 2007 and 2006.
Multi-currency revolving credit facility, expires fiscal 2010 ($0 at January 31, 2009)
Our multi-currency revolving credit facility is available in amounts of up to £95 million ($138 million at January 31, 2009) and €145 million ($186 million at January 31, 2009) and bears a tiered floating interest rate of LIBOR plus 1.50% — 2.00% per annum. The facility is guaranteed by Toys “R” Us Europe, LLC and its respective subsidiaries, and secured by a lien over assets of the borrowers and guarantors under the facility. The multi-currency revolving credit facility agreement contains covenants, including, among other things, covenants that restrict the ability of Toys “R” Us Europe, LLC and its respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. At January 31, 2009, we had no outstanding borrowings and current availability of $324 million under this credit facility which expires in fiscal 2010. We paid commitment fees of $2 million in each of the past three fiscal years 2008, 2007 and 2006.
Secured real estate loans, due August 9, 2009 ($800 million at January 31, 2009)
On July 21, 2005, certain indirect wholly-owned subsidiaries entered into securitized loan facilities totaling $800 million carrying annual weighted average interest rates of LIBOR plus 1.30%. Each of these loan agreements has a two-year term and provides for three one-year extensions at the election of the borrowers. The Secured real estate loans are secured against direct and indirect interests in certain real property located in the United States. The loan agreements contain covenants, including, among other things, covenants that restrict the ability of the borrowers to incur additional indebtedness, create or permit liens on assets or engage in mergers or consolidations, commingle assets with affiliates, amend organizational documents and initiate zoning reclassification of any portion of the secured property. In addition, these covenants restrict certain transfers of, and the creation of liens on, direct or indirect interests in the borrowers except in specified circumstances. The debt is subject to mandatory prepayment as specified in the agreement.
On July 9, 2007, we notified the lenders that we were exercising our first maturity date extension option (the “First Extension Option”), which extended the maturity date of the loan from August 9, 2007 to August 9, 2008. On July 3, 2008, we notified the lenders that we were exercising our second maturity date extension option (the “Second Extension Option”), which extended the maturity date of the loan from August 9, 2008 to August 9, 2009. No other terms of the loan were changed as a result of these extensions. We classify this loan as Long-term because we have the contractual ability and intent to extend the due date from August 9, 2009 to August 9, 2010. Pursuant to the extension option, we were also required to extend our current interest rate cap through the end of the second maturity extension. Refer to Note 4 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.
Unsecured credit agreement, due December 8, 2009 ($1.3 billion at January 31, 2009)
On December 9, 2005, TRU 2005 RE Holding Co. I, LLC, our indirect wholly-owned subsidiary, entered into a credit agreement with a syndicate of financial institutions, pursuant to which we borrowed $1.3 billion. The syndicate includes affiliates of Kohlberg Kravis Roberts & Co., L.P., an indirect equity owner of the Company, which owned 6% of the loan amount as of January 31, 2009 and February 2, 2008. This loan has an interest rate of either 3.00% plus LIBOR or 2.00% plus the higher of (i) 0.50% in excess of the overnight Federal funds rate and (ii) the prime lending rate. In fiscals 2008 and 2007, the loan bore an interest rate of 3.00% plus LIBOR.
On September 5, 2008, we notified the lenders that we were exercising our First Extension Option, which extended the maturity date of the loan from December 9, 2008 to December 8, 2009. To exercise this option as provided under the terms of the agreement, we paid the lenders $3 million on December 9, 2008, which have been capitalized as deferred debt issuance costs and will be amortized over the remaining term of the agreement. We classify this loan as Long-term because we have the contractual ability and intent to extend the due date from December 8, 2009 to December 7, 2010. Pursuant to the terms of the First Extension Option, we are required to make quarterly principal payments equal to 1.25% (approximately $65 million per year) of the original principal amount of the loan. As such, these amounts have been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 31, 2009. We were also required to extend our current interest rate cap through the end of the first maturity extension. Refer to Note 4 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details. No other terms of the loan were changed as a result of this extension.
The credit agreement contains covenants, including, among other things, covenants that restrict the ability of the borrower or the guarantors, which are our indirect wholly-owned subsidiaries Wayne Real Estate Company, LLC, MAP Real Estate, LLC, TRU 2005 RE I, LLC, and TRU 2005 RE II Trust, to create or permit liens on assets, incur additional indebtedness, modify or terminate the master lease that these companies have with Toys-Delaware or engage in mergers or consolidations. In addition, these covenants restrict certain transfers of, and the creation of liens on, direct or indirect interests in the borrower and the guarantors. This credit agreement contains certain borrowing base conditions related to the real property assets owned by the guarantors, which, if the assets cease to comply with such conditions, could result in a required repayment of all or a portion of the loan. The loan restricts the use of certain cash accounts and contract rights.
Secured term loan facility, due fiscal 2012 ($797 million at January 31, 2009)
On July 19, 2006, Toys-Delaware entered into the Secured Credit Facilities with a syndicate of financial institutions. The syndicate includes affiliates of KKR, an indirect equity owner of the Company, which owned 12% and 10% of the loan amount as of January 31, 2009 and February 2, 2008. Obligations under the Secured Credit Facilities are guaranteed by substantially all domestic subsidiaries of Toys-Delaware (other than the real estate borrowers) and the borrowings are secured by accounts receivable, inventory and intellectual property of Toys-Delaware and the guarantors. The Secured Credit Facilities contain customary covenants, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. If an event of default under the Secured Credit Facilities occurs and is continuing, the commitments may be terminated and the principal amount outstanding, together with all accrued unpaid interest and other amounts owed may be declared immediately due and payable by the lenders. The term loan facility bears interest equal to LIBOR plus 4.25% per annum and matures on July 19, 2012. On November 2, 2007, Toys-Delaware used $4 million of the $29 million proceeds from property sold during the third quarter of fiscal 2007 (refer to Note 6 entitled “PROPERTY AND EQUIPMENT”) to repay a portion of the secured term loan facility. At January 31, 2009, the unamortized discount recorded for the $800 million secured term loan facility was $3 million.
Unsecured credit facility, due fiscal 2012 ($180 million at January 31, 2009)
On December 1, 2006, Toys-Delaware entered into an unsecured credit facility (the “Unsecured Credit Facility”) with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of Vornado and KKR, indirect equity owners of the Company, which each participated in 15% of the loan as of January 31, 2009 and February 2, 2008. The Unsecured Credit Facility matures on January 19, 2013 and bears interest equal to LIBOR plus 5.00% per annum or, at the option of Toys-Delaware, prime plus 4.00% per annum. In fiscals 2008 and 2007, the loan bore an interest rate of 5.00% plus LIBOR.
In addition, obligations under the Unsecured Credit Facility are guaranteed by substantially all domestic subsidiaries of Toys-Delaware (other than the real estate borrowers). The Unsecured Credit Facility contains the same customary covenants as those under the Secured Credit Facilities. At January 31, 2009, the unamortized discount for the Unsecured Credit Facility was $1 million.
€63 million French and €131 million Spanish real estate credit facilities, due fiscal 2012 ($81 million and $168 million at January 31, 2009, respectively)
On January 23, 2006, our indirect wholly-owned subsidiaries Toys “R” Us France Real Estate SAS and Toys “R” Us Iberia Real Estate S.L. entered into the French and Spanish real estate credit facilities, respectively. These facilities are secured by, among other things, selected French and Spanish real estate. The maturity date for each of these loans is February 1, 2013. The loans have interest rates of EURIBOR plus 1.50% plus mandatory costs per annum. The loan agreements contain covenants that restrict the ability of the borrowers to engage in mergers or consolidations, incur additional indebtedness, or create or permit liens on assets. The loan agreements also require the borrower to maintain interest coverage ratios of 110%.
£354 million U.K. real estate senior and £63 million U.K. real estate junior credit facilities, due fiscal 2013 ($514 million and $91 million at January 31, 2009, respectively)
On February 8, 2006, Toys “R” Us Properties (UK) Limited (“Toys Properties”), our indirect wholly-owned subsidiary, entered into a series of secured senior and junior loans with Vanwall as the Issuer and Senior Lender and The Royal Bank of Scotland PLC as Junior Lender. These facilities are secured by, among other things, selected U.K. real estate. The U.K. real estate senior credit facility bears interest of 5.02% plus mandatory costs. The U.K. real estate junior credit facility bears interest at an annual rate of LIBOR plus a margin of 2.25% plus mandatory costs. On February 8, 2007, Toys Properties borrowed an additional $4 million from the Junior Lender.
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
Vanwall is a variable interest entity established with the limited purpose of issuing and administering the notes under the credit agreement with Toys Properties. On February 9, 2006, Vanwall issued $620 million of multiple classes of commercial mortgage backed floating rate notes (the “Floating Rate Notes”) to third party investors (the “Bondholders”), which are publicly traded on the Irish Stock Exchange Limited. The proceeds from the Floating Rate Notes issued by Vanwall were used to fund the Senior Loan to Toys Properties. Pursuant to the Credit Agreement, Vanwall is required to maintain an interest rate swap which effectively fixed the variable LIBOR rate at 4.56%, the same as the fixed interest rate less the applicable credit spread paid by Toys Properties to Vanwall.

The fair value of this interest rate swap at January 31, 2009 was a liability of approximately $39 million and an asset of approximately $11 million at February 2, 2008. Our loan agreement with Vanwall requires the Company to indemnify Vanwall against any loss or liability that Vanwall incurs as a consequence of any part of the loan being repaid or prepaid, including costs relating to terminating all or part of their interest rate swap. Management has performed an analysis of Vanwall in accordance with FIN 46(R) and has concluded that the Company is not the primary beneficiary of any gains or losses from Vanwall’s interest rate swap and the entity should not be consolidated. In addition, we have not provided any financial or other support to Vanwall other than that which was contractually required.
Guarantees
We currently guarantee 80% of Toys — Japan’s three installment loans from a third party in Japan, totaling ¥3.9 billion ($43 million at January 31, 2009). These loans have annual interest rates of 2.6% — 2.8% and mature from 2012 to 2014 and are reported as part of the Toys — Japan bank loans of $171 million at January 31, 2009. On May 13, 2008, we entered into an agreement with McDonald’s Holding Company (Japan), Ltd. (“McDonald’s Japan”), in which we promise to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% of Toys — Japan’s three installment loans.
NOTE 4 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. The changes in fair value of derivatives are recorded in the Consolidated Statements of Operations in Interest expense, unless the derivative is designated as a hedge. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure. The effective portion of a cash flow hedge is recorded to Accumulated other comprehensive (loss) income; the ineffective portion of a cash flow hedge is recorded to Interest expense. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation. For our derivatives that are designated under SFAS 133 as cash flow hedges, no material ineffectiveness existed at January 31, 2009, February 2, 2008 and February 3, 2007.
During fiscals 2008, 2007 and 2006, we entered into derivative financial arrangements to manage a variety of risk exposures, including interest rate risk associated with our Long-term debt and foreign currency risk relating to merchandise import purchases and short-term, cross-currency intercompany loans. We entered into interest rate swaps and/or caps to manage interest rate risk in order to reduce our exposure to variability in expected future cash outflows attributable to the changes in LIBOR and EURIBOR rates.
During fiscal 2008, we recorded a net loss of $51 million to Accumulated other comprehensive (loss) income related to the change in the fair value of our variable cash flow hedges. We reclassified a net loss of $18 million to Interest expense from Accumulated other comprehensive (loss) income for fiscal 2008. This reclassification primarily relates to realized Interest expense on interest rate swaps and the allocated time value of the premiums on the options of certain interest rate caps, partially offset by the amortization of the gain on previously terminated swaps. During fiscal 2007, we recorded a net loss of $8 million to Accumulated other comprehensive (loss) income related to the change in the fair value of our variable cash flow hedges. We reclassified a net loss of $2 million to Interest expense from Accumulated other comprehensive (loss) income for fiscal 2007. We expect to reclassify a net loss of approximately $28 million in fiscal 2009 to Interest expense from Accumulated other comprehensive (loss) income. In addition, we recorded net gains of $18 million in fiscal 2008 and net losses of $35 million and $2 million in fiscals 2007 and 2006, respectively, to Interest expense, which relate to the changes in our derivatives that did not qualify for hedge accounting under SFAS 133.

The following table presents our outstanding derivative contracts as of January 31, 2009 and February 2, 2008:

			As of January 31, 2009		As of February 2, 2008
			Notional	Fair Value	Notional	Fair Value
(In millions)			Amount	Assets/	Amount	Assets/
Related Items (in Local Currency) (1)	Effective Date	Maturity Date	(In USD)	(Liabilities)	(In USD)	(Liabilities)
Foreign Exchange Forwards
Short-term cross-currency intercompany loans (2)	Varies	Varies	$74	$(2)	$57	$—

Interest Rate Swaps
French real estate credit facility due fiscal 2012 (EUR)	February 2006	February 2013	81	(1)	95	4
Spanish real estate credit facility due fiscal 2012 (EUR)	February 2006	February 2013	168	(1)	196	8
U.K. real estate junior credit facility due fiscal 2013 (GBP)	February 2006	April 2013	88	(4)	120	2
U.K. real estate junior credit facility due fiscal 2013 (GBP) (3)	April 2007	April 2013	3	—	4	—
Unsecured credit agreement due December 8, 2009 (USD) (3)	May 2008	December 2010	1,300	(44)	—	—
Secured term loan facility due fiscal 2012 (USD)	August 2006	August 2008	—	—	600	(8)
Toys-Japan (JPY)	May 2001	March 2020	—	—	17	(4)

Interest Rate Caps
Secured real estate loan due August 9, 2009 (USD)	July 2005	August 2009	800	—	800	—
Unsecured credit agreement due December 8, 2009 (USD)	December 2005	December 2009	1,300	—	1,300	—
Unsecured credit facility due fiscal 2012 (USD)	May 2007	May 2009	91	—	91	—
Secured term loan facility due fiscal 2012 (USD)	August 2008	August 2010	600	—	600	—

Interest Rate Corridors
Secured real estate loan due August 9, 2009 (USD)	July 2006	August 2008	—	—	800	—
Unsecured credit agreement due December 8, 2009 (USD)	July 2006	December 2008	—	—	1,300	—

(1)	Refer to Note 3 entitled “LONG-TERM DEBT” for detail on our related items, except for Short-term, cross-currency intercompany loans.

(2)	We enter into foreign exchange forward contracts at various dates to economically hedge the risk associated with short-term, cross-currency intercompany loans.

(3)	As of January 31, 2009, these derivatives qualified for hedge accounting as cash flow hedges. We evaluate the effectiveness of the hedging relationships on an ongoing basis and recalculate changes in fair values of the derivatives and the underlying hedged items separately.
The following summarizes the current year activity in our derivative portfolio:
Toys — Japan interest rate swap
In fiscal 2007, we consolidated KKFC, a special purpose entity formed with the limited purpose of borrowing and lending funds to Toys — Japan, in accordance with FIN 46(R). The consolidation of this entity resulted in an increase in our derivative liabilities of $4 million in fiscal 2007 that did not qualify for hedge accounting under SFAS 133. On July 10, 2008, we terminated the secured borrowing arrangement with KKFC, and as a result paid ¥370 million ($3 million) to cancel the interest rate swap, which had a nominal impact on our Consolidated Statement of Operations.
Unsecured credit agreement, due December 8, 2009 ($1.3 billion at January 31, 2009)
On May 8, 2008, we entered into two new interest rate swaps related to our $1.3 billion Unsecured Credit Agreement. The interest rate swaps have a notional amount of $1.3 billion and convert the variable LIBOR-based portion of our interest payments to a fixed rate of interest of 3.14%, which effectively fix the all-in interest rate of the facility at 6.14%. The interest rate swaps mature in December 2010, corresponding with the final maturity of the Unsecured Credit Agreement assuming the exercise of all available extension options. The interest rate swaps have been designated as cash flow hedges under SFAS 133. The interest rate cap and corridor that were previously designated as hedges of the $1.3 billion Unsecured Credit Agreement were de-designated, and the remaining $3 million previously recorded in Accumulated other comprehensive (loss) income was amortized to Interest expense as the hedged items affected earnings.
On November 20, 2008, we extended the interest rate cap through the end of the first maturity extension as required under the terms of the loan agreement. The amounts paid to extend the cap were nominal. The interest rate cap manages the variable cash flows associated with changes in the one month LIBOR above 7.50% and does not qualify for hedge accounting under SFAS 133.
Secured real estate loan, due August 9, 2009 ($800 million at January 31, 2009)
On July 9, 2008, we extended the interest rate cap through the end of the second maturity extension as required under the terms of the loan agreement. The amount paid to extend the caps was nominal. The interest rate caps manage the variable cash flows associated with changes in the one month LIBOR above 7.00% and do not qualify for hedge accounting under SFAS 133.

Foreign Currency Forward Contracts
We occasionally enter into foreign currency forward contracts to economically hedge the U.S. dollar merchandise purchases of our foreign subsidiaries. These derivative contracts were not designated as hedges under SFAS 133. As a result, changes in the value of these derivatives are recorded on the Consolidated Statements of Operations in Interest expense. For fiscals 2008, 2007 and 2006, we recorded $3 million, $20 million and $12 million of losses, respectively.
We enter into short-term, cross-currency intercompany loans with our foreign subsidiaries as part of our global cash management strategy. Foreign currency transactional gains and losses related to these activities during fiscal 2008 amounted to a loss of $38 million and gains of $14 million and $3 million in fiscals 2007 and 2006, respectively. Such amounts are recorded in the Consolidated Statements of Operations in Interest expense. We economically hedge these short-term, cross-currency intercompany loans with foreign currency forward contracts. These derivative contracts were not designated as hedges under SFAS 133. As a result, changes in the value of these derivatives are recorded on the Consolidated Statements of Operations in Interest expense. For fiscal 2008 we recorded a gain of $38 million and losses of $14 million and $3 million in fiscals 2007 and 2006, respectively.
NOTE 5 — FAIR VALUE MEASUREMENTS
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
Short-term Investments
As of February 2, 2008, we held $168 million of short-term investments comprised of municipal auction-rate securities, which were classified as Level 3 inputs. During the first quarter of fiscal 2008, we settled $148 million of our auction-rate securities at par value through the normal auction process. On May 6, 2008, one of our auction-rate securities was called at par by the issuer for $10 million. On July 24, 2008, the remaining auction-rate security was sold at approximately $1 million below par, to a buyer for $9 million. As of January 31, 2009, we no longer hold any Short-term investments. These securities were valued using a management model that takes into consideration the financial conditions of the issuers and the bond insurers, current market condition and the value of the collateral bonds. We had determined that the significant majority of the inputs used to value these securities fell within Level 3 of the fair value hierarchy as the inputs are based on unobservable management estimates.
Derivative Financial Instruments
The valuation of our derivative financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities.
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

Although certain inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of January 31, 2009, we have transferred a net liability of $6 million from Level 2 to Level 3 due to the materiality of the credit valuation adjustments as a percent of the total derivative value. The remaining derivative instruments, which were a net liability of $46 million, have been classified as a Level 2 within the fair value hierarchy as of January 31, 2009.
Cash Equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. We carry these investments at cost, which approximates fair value. As a result, we have determined that our cash equivalents in their entirety are classified as a Level 1 within the fair value hierarchy.
The table below presents our assets and liabilities measured at fair value on a recurring basis as of January 31, 2009, aggregated by level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets and	Observable Inputs	Inputs	Balance at
(In millions)	Liabilities (Level 1)	(Level 2)	(Level 3)	January 31, 2009
Cash Equivalents	$183	$—	$—	$183
Derivative financial instruments	—	(46)	(6)	(52)

Total	$183	$(46)	$(6)	$131

The table below presents the changes in the fair value of our Short-term investments and derivative financial instruments transferred from Level 2 to Level 3 within the fair value hierarchy as of January 31, 2009.

(In millions)	Level 3
Balance, February 3, 2008	$168
Settlements	(167)
Total loss	(1)
Transfers in to Level 3	(6)

Balance, January 31, 2009	$(6)

NOTE 6 — PROPERTY AND EQUIPMENT

	Useful life	January 31,	February 2,
($ in millions)	(in years)	2009	2008
Land		$756	$838
Buildings	45-50	2,067	2,142
Furniture and equipment	5-20	1,752	1,748
Leasehold improvements	10-25	2,253	2,255
Costs of computer software	5	261	306
Construction in progress		44	42
Leased equipment under capital lease	3-8	93	65

		7,226	7,396
Less: accumulated depreciation and amortization		3,033	2,996

		4,193	4,400
Less: net assets held for sale		6	15

Total		$4,187	$4,385

Assets held for sale
The following assets are classified as held for sale and are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets:

	January 31,	February 2,
(In millions)	2009	2008
Land	$4	$7
Buildings	3	14
Leasehold improvements	1	4

	8	25
Less: accumulated depreciation and amortization	2	10

Net assets held for sale	$6	$15

Net gains on sales of properties
During fiscal 2008, Toys “R” Us Iberia Real Estate S.L., an indirect wholly-owned subsidiary, sold a property to an unrelated third party for gross proceeds of $26 million, resulting in a net gain of $14 million. At the time of the sale, Toys “R” Us Iberia S.A., its parent company, leased back a portion of the property. Due to the leaseback, we recognized $4 million of the net gain and deferred the remaining $10 million, which is being amortized over the 25-year life of the lease.
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
During fiscal 2006, Toys-Delaware and MAP 2005 Real Estate, LLC (“MAP”) (collectively referred to herein as “Seller”), both wholly-owned subsidiaries, consummated the sale of their interest in 38 properties, out of a total agreed upon sale of 42 properties, primarily to an affiliate of Vornado, an indirect equity owner of the Company and the Seller, for gross proceeds of approximately $178 million. As a result of the sale of these properties, the Company recorded a gain of $91 million for fiscal 2006. Also, during fiscal 2006, Toys Properties sold its interest in and assets related to a leased property in Cardiff, U.K. to an unrelated third party for gross proceeds of approximately $26 million, resulting in a gain of $21 million for fiscal 2006.

NOTE 7 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
A summary of our accounts payable, accrued expenses and other current liabilities as of January 31, 2009 and February 2, 2008 is outlined in the table below:

	January 31,	February 2,
(In millions)	2009	2008
Accounts payable (1)	$1,412	$1,534

Gift card and certificate liability (2)	$132	$206
Accrued bonus	32	64
Accrued interest	55	50
Sales and use tax and value added tax payable	76	93
FIN 48 liability for uncertain tax positions	9	62
Other (3)	543	521

Total accrued expenses and other current liabilities	$847	$996

(1)	Includes $157 million and $160 million of book overdraft cash as of January 31, 2009 and February 2, 2008, respectively.

(2)	Reduction in liability primarily relates to a change in accounting estimate effected by a change in accounting principle related to gift card breakage, which reduced the liability by $59 million. See Note 2 entitled “ACCOUNTING CHANGES” for further details.

(3)	Other includes, among other items, accrued payroll and other benefits, profit sharing and other accruals. No individual amount included exceeds 10% of “Other” (shown above).
NOTE 8 — STOCK-BASED COMPENSATION
Management Equity Plan
On July 21, 2005, we adopted the 2005 Management Equity Plan (the “Management Equity Plan”). The Management Equity Plan provides for the granting of service-based and performance-based stock options, rollover options (i.e., options in the Company in lieu of options held prior to the Merger), and restricted stock to officers and other key employees of the Company and its subsidiaries.
Pursuant to a reorganization on June 10, 2008 and the subsequent dissolution of Toys “R” Us Holdings, Inc., our former parent (“Former Parent”), the 1,000 shares of the Company’s common stock, $0.01 par value held by Former Parent were exchanged for 48,955,808 new shares of the Company’s common stock, $0.001 par value. Prior to dissolution, Former Parent distributed the new shares of common stock to its shareholders. This reorganization did not have a material impact on our Consolidated Financial Statements. See Note 20 entitled “REORGANIZATION” for further information. All awards are in the form of shares of the common stock of the Company.
The service-based options generally cliff vest 40% on the second anniversary of the award with the remaining portion vesting ratably over the subsequent three years, subject to the participant’s continued employment with the Company, and vest automatically upon a change of control of the Company. The performance-based options will vest in the same manner as the service-based options but only if certain performance targets are achieved based on a specified internal rate of return realized by the Sponsors and the sale multiple realized by the Sponsors. The performance-based options will vest on the eighth anniversary of the date of grant regardless of performance, subject to the participant’s continued employment with the Company. All options expire on the tenth anniversary of the date of the grant.
At January 31, 2009 an aggregate of 498,665 shares were reserved for future option grants under the Management Equity Plan. All outstanding options expire at dates ranging from April 7, 2009 to May 7, 2018. The Board of Directors of the Company has discretion over the amount of shares available for future issuances of restricted stock and options. We expect to satisfy future option exercises by issuing shares held in treasury or authorized but unissued new shares.
Repurchase Obligations
Certain officers of the Company have the right to require us to repurchase the Common Stock that the officer acquired upon the exercise of certain options, the shares issued or issuable upon exercise of rollover options or the shares issued to the officer in the form of restricted stock. The put rights are triggered by the officer’s death, disability or retirement at any time. The put rights will expire upon either a change in control of the Company or an initial public offering of our Common Stock. The purchase price for shares repurchased as a result of the officer’s death, disability or retirement is the fair value of the covered shares at the time of repurchase. The number of shares that may be repurchased as a result of the officer’s retirement is subject to an aggregate fixed limitation. The liability related to these restricted shares and rollover options has been classified as Other non-current liabilities in our Consolidated Balance Sheets. The liability as of January 31, 2009 and February 2, 2008 was nominal.

Modification of Stock Options
On February 6, 2006, our Board of Directors modified all of the performance-based options granted prior to that date to reduce the performance conditions for vesting of these awards. This one-time modification affected 70 employees and resulted in total incremental stock-based compensation cost of $1 million. These performance-based options are now subject to SFAS 123(R) accounting. The incremental compensation cost is amortized over the remaining service period on a straight-line basis.
Restricted Stock
The Management Equity Plan permits the sale of non-transferable, restricted stock to certain employees at a purchase price equal to the fair value of the Common Stock. The Management Equity Plan was amended in the second quarter of fiscal 2006 to permit grants of restricted stock without consideration. During fiscals 2008, 2007 and 2006, 35,186 shares, 144,844 shares and 118,692 shares of restricted stock were purchased by officers of the Company at $34.00, $32.00 and $26.75 per share, respectively, which were the estimated fair values as of the respective dates of those purchases.
The Company also awarded 15,000 and 41,121 shares of restricted stock without consideration in fiscals 2007 and 2006, respectively, with aggregate fair values of less than $1 million and approximately $1 million, respectively, as of each of the grant dates. There were no shares awarded in fiscal 2008. Fifty percent of these awards vest on the first anniversary of the grant date and the remaining fifty percent vest on the second anniversary of the grant date, provided the recipients are still employed by the Company or any of its affiliates as of such respective dates.
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

	Fiscal	Fiscal	Fiscal
	2008	2007	2006
Volatility	55.0%	50.0%	50.0%
Risk-free interest rate	2.6%	4.2%	4.6%
Expected term	3.2 years	3.8 years	5.4 years
Dividend Yield	0.0%	0.0%	0.0%
Weighted average grant-date fair value per option:
Service-based	$13.28	$12.77	$12.03
Performance-based	$11.48	$10.81	$10.41

A summary of option and restricted stock activity under the Management Equity Plan during fiscals 2008, 2007 and 2006 is presented below:
Service-Based Options

	Fiscal Years Ended
	January 31, 2009		February 2, 2008		February 3, 2007
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year	1,685,403	$23.20	1,532,164	$20.31	1,521,732	$19.03
Granted	27,846	34.00	360,960	32.00	465,747	26.75
Exercised	(101,529)	14.04	(136,094)	11.52	(104,722)	8.79
Forfeited	(114,762)	30.91	(71,627)	27.78	(350,593)	26.75

Outstanding at end of fiscal year	1,496,958	$23.44	1,685,403	$23.20	1,532,164	$20.31

			Weighted Average
			Remaining
		Weighted Average	Contractual Term
	Options	Exercise Price $	(Years)
Vested or expected to vest at January 31, 2009	1,408,100	$22.63	6.08

Exercisable at January 31, 2009	794,520	$18.56	5.04

The total intrinsic value of service-based options exercised in fiscals 2008, 2007 and 2006 was approximately $2 million, $3 million and $2 million, respectively and the total fair value of service-based options vested during the same periods was approximately $2 million, $0 and $0. We received $1 million, $2 million and $1 million from the exercise of service-based options in fiscals 2008, 2007 and 2006, respectively. We paid $3 million, $4 million and $3 million in fiscals 2008, 2007 and 2006, respectively, to repurchase shares from the exercise of service-based options. The tax benefits recognized as a result of the options exercised in fiscals 2008, 2007 and 2006 were approximately $1 million for all periods.
Performance-Based Options

	Fiscal Years Ended
	January 31, 2009		February 2, 2008		February 3, 2007
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of fiscal year	2,424,731	$28.25	1,858,038	$26.75	1,545,822	$26.75
Granted	55,690	34.00	721,920	32.00	931,495	26.75
Forfeited	(271,392)	30.26	(155,227)	27.70	(619,279)	26.75

Outstanding at end of fiscal year	2,209,029	$28.15	2,424,731	$28.25	1,858,038	$26.75

Weighted Average
Remaining
		Weighted Average	Contractual Term
	Options	Exercise Price $	(Years)
Expected to vest at January 31, 2009	2,012,747	$28.26	7.31

Exercisable at January 31, 2009	—	$—	—

No performance-based options were exercised in fiscals 2008, 2007 and 2006.

Non-vested Restricted Stock Activity
Non-vested restricted stock grants as of January 31, 2009, February 2, 2008 and February 2, 2007 and activities during fiscals 2008, 2007 and 2006 were as follows:

	Fiscal Years Ended
	January 31, 2009		February 2, 2008		February 3, 2007
		Weighted Average		Weighted Average		Weighted Average
	Common	Grant Date Fair Value	Common	Grant Date Fair Value	Common	Grant Date Fair Value
	Shares	(In millions)	Shares	(In millions)	Shares	(In millions)
Non-Vested, Beginning of Fiscal Year	35,560	$1.0	41,121	$1.1	—	$—
Granted	—	—	15,000	0.5	41,121	1.1
Vested	(28,060)	(0.8)	(20,561)	(0.6)	—	—
Forfeited	(6,250)	(0.2)	—	—	—	—

Non-Vested, End of Fiscal Year	1,250	$—	35,560	$1.0	41,121	$1.1

As of January 31, 2009, there was $6 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the Management Equity Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years. In addition, there was total unrecognized compensation cost related to restricted stock grants of less than $1 million.
The amount of stock-based compensation expense recognized in SG&A and tax benefit recognized in Income tax expense in fiscals 2008, 2007 and 2006 was as follows:

	Fiscal	Fiscal	Fiscal
(In millions)	2008	2007	2006
SG&A	$8	$6	$4
Total recognized tax benefit	3	1	1
Toys — Japan Stock Plan
Toys — Japan grants options to its employees and directors that give the option holders the right to buy Toys — Japan shares upon exercise. The options are granted at an exercise price equal to the fair value of the shares on the date of the grant and cliff vest after two years and the options expire three years after vesting. At January 31, 2009, 484,700 options were outstanding, which represented 1.4% of Toys — Japan’s equity on a fully diluted basis. The amount of stock-based compensation expense for Toys — Japan for fiscals 2008, 2007 and 2006 was immaterial.
NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income is included in the Consolidated Statements of Stockholders’ Deficit. Accumulated other comprehensive (loss) income, net of tax, is reflected in the Consolidated Balance Sheets, as follows:

	January 31,	February 2,
(In millions)	2009	2008
Foreign currency translation adjustments, net of tax	$(58)	$37
Unrealized loss on hedged transactions, net of tax	(25)	(4)
Unrecognized actuarial losses, net of tax and minority interest (1)	(10)	(13)

	$(93)	$20

(1)	In connection with the adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R),” on February 2, 2008, unrecognized net actuarial losses were recognized as an adjustment to Accumulated other comprehensive (loss) income, net of tax. See Note 14 entitled “DEFINED BENEFIT PENSION PLANS” for further details. In fiscal 2008, unrecognized actuarial loss, net of tax is $(11) million adjusted by $1 million for minority interest. In fiscal 2007, we did not record a material minority interest charge.
NOTE 10 — LEASES
We lease a majority of the real estate used in our operations. Most leases require us to pay real estate taxes and other expenses and some leases require additional payments based on percentages of sales.

Minimum rental commitments under non-cancelable operating leases and capital leases as of January 31, 2009 are as follows:

	Operating Leases			Capital Leases
	Gross		Net
	Minimum	Sublease	Minimum
(In millions)	Rentals	Income	Rentals	Lease Obligation
2009	$543	$22	$521	$18
2010	531	19	512	15
2011	504	16	488	13
2012	459	13	446	5
2013	408	9	399	3
2014 and subsequent	2,110	24	2,086	38

Total	$4,555	$103	$4,452	$92

Total rent expense, net of sublease income of $23 million, $26 million and $22 million, was $503 million, $476 million and $438 million in fiscals 2008, 2007 and 2006, respectively. We remain directly and primarily liable for lease payments to third party landlords for locations where we have subleased all or a portion of the locations to third parties. To the extent that sub-lessees fail to make sublease rental payments, our total net rent expense to the third party landlords would increase in direct proportion.
We recognize rental expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as deferred rent liability. Deferred rent liabilities are recorded in our Consolidated Balance Sheets in the total amount of $268 million at January 31, 2009 and $267 million at February 2, 2008. Virtually all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, many leases include early termination options, which can be exercised under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.
Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments and included in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Contingent rent expense was $9 million, $10 million and $9 million for the fiscals 2008, 2007 and 2006, respectively. Future payments for maintenance, insurance and taxes to which we are obligated are excluded from minimum lease payments. Tenant allowances received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent expense over the lease term.
NOTE 11 — RESTRUCTURING AND OTHER CHARGES
In fiscal 2005, our Board of Directors approved the closing of 87 Toys “R” Us stores in the United States, resulting in the permanent closure of 75 stores. As a result of the store closings, approximately 3,000 employee positions were eliminated. In fiscal 2003, we decided to close all 146 freestanding Kids “R” Us stores and all 36 freestanding Imaginarium stores, as well as three distribution centers that supported these stores. In fiscal 2001, we closed stores, eliminated a number of staff positions, and consolidated five store support center facilities into our Global Store Support Center facility in Wayne, New Jersey. In fiscals 1998 and 1995, we had strategic initiatives to reposition our worldwide operations.
Our Consolidated Financial Statements for fiscals 2008, 2007 and 2006 included the following pre-tax charges related to these restructuring initiatives and are primarily due to changes in management’s estimates for events such as lease terminations, assignments and sublease income adjustments.

	Fiscal	Fiscal	Fiscal
(In millions)	2008	2007	2006
Restructuring charges and other (1)(2)	$8	$2	$14
Depreciation and amortization	—	—	24
Cost of sales	—	—	3

Total	$8	$2	$41

(1)	Included in SG&A.

(2)	During fiscal 2006, net restructuring charges and other of $14 million includes $22 million of charges relating to lease commitments and disposal charges, partially offset by the reversal of $8 million.

Our Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008 include these restructuring reserves in Accrued expenses and other current liabilities and Other non-current liabilities, which we believe are adequate to cover our commitments. We currently expect to utilize our remaining reserves through January 2019.
Restructuring and other activity during fiscals 2008 and 2007 relate to lease commitments as follows:

				1998 and
	2005	2003	2001	1995
(In millions)	Initiative	Initiative	Initiative	Initiatives	Total
Balance at February 3, 2007	$11	$4	$43	$16	$74

Charges	3	—	4	—	7
Reversals	(1)	—	(2)	(2)	(5)
Utilized	(4)	(2)	(9)	(6)	(21)

Balance at February 2, 2008	$9	$2	$36	$8	$55

Charges	2	—	5	2	9
Reversals	—	—	—	(1)	(1)
Utilized	(3)	(1)	(10)	(2)	(16)

Balance at January 31, 2009	$8	$1	$31	$7	$47

NOTE 12 — INCOME TAXES
Earnings before income taxes are as follows:

	Fiscal Years Ended
	January 31,	February 2,	February 3,
(In millions)	2009	2008	2007
U.S.	$20	$131	$121
Foreign	198	89	22

Earnings before income taxes and minority interest	$218	$220	$143

Income tax expense is as follows:

	Fiscal Years Ended
	January 31,	February 2,	February 3,
(In millions)	2009	2008	2007
Current:
U.S. Federal	$10	$67	$(14)
Foreign	(69)	102	61
State	2	11	1

Total current income tax (benefit) expense	$(57)	$180	$48

Deferred:
U.S. Federal	$(14)	$(35)	$70
Foreign	83	(62)	(79)
State	(5)	(18)	(4)

Total deferred income tax expense (benefit)	$64	$(115)	$(13)

Total Income tax expense	$7	$65	$35

Included within Income tax expense were less than $1 million, $9 million and $5 million related to interest and penalties in fiscals 2008, 2007 and 2006, respectively. We have provided U.S. Federal income taxes on substantially all the accumulated earnings of our foreign subsidiaries as such earnings are not considered to be permanently invested outside of the United States.

The tax rate reconciliations are as follows:

	Fiscal Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. Federal benefit	(1.1)	(3.8)	(3.5)
Foreign operations	(15.9)	(5.2)	(33.3)
Non-deductible compensation	—	—	1.8
U.S. Federal valuation allowance	(21.7)	12.7	28.8
U.S. Federal tax reserves	—	—	(1.4)
Unrecognized tax benefits	8.0	(11.2)	—
Other	(1.1)	2.0	(2.9)

Effective tax rate	3.2%	29.5%	24.5%

The tax effects of temporary differences are included in deferred tax accounts as follows:

	January 31,	February 2,
(In millions)	2009	2008
Deferred tax assets:
U.S. Federal tax credit and other carry-forwards	$91	$131
Foreign tax loss and other carryforwards	250	295
State tax loss and other carryforwards	69	51
Straight line rent	111	101
Insurance loss reserve	37	33
Foreign currency translation	—	41
Restructuring charges	30	32
Other	150	168

Gross deferred tax assets before valuation allowance	738	852
Valuation allowance	(235)	(256)

Total deferred tax assets	$503	$596

Deferred tax liabilities:
Fixed assets	$(146)	$(216)
Earnings of Toys — Japan	(65)	(55)
Undistributed earnings of foreign subsidiaries	(5)	(29)
Foreign currency translation	(68)	—
Other	(41)	(42)

Total deferred tax liabilities	$(325)	$(342)

Net deferred tax assets	$178	$254

The deferred tax assets and liabilities above are reflected in the Consolidated Balance Sheets as follows:

	January 31,	February 2,
(In millions)	2009	2008
Current deferred tax assets	$84	$80
Current deferred tax liabilities (1)	(8)	(2)
Non-current deferred tax assets	180	197
Non-current deferred tax liabilities	(78)	(21)

	$178	$254

(1)	The current deferred tax liabilities are included in Accrued expenses and other current liabilities.
Our gross deferred tax assets were partially offset by $51 million and $114 million of unrecognized tax benefits related to tax loss carryforwards on our Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008, respectively.
Carryforwards
Of our $91 million of U.S. Federal tax credit and other carryforwards, $36 million will expire during the next 5 to 7 years, and the remainder may be carried forward indefinitely. Of our $69 million of state tax loss and other carryforwards, $3 million will expire during the next 5 years, approximately $50 million will expire during the next 6 to 20 years, and $16 million may be carried forward indefinitely. Of our $250 million of foreign tax loss and other carryforwards, $5 million will expire during the next 5 years, $8 million will expire during the next 6 to 20 years and $237 million may be carried forward indefinitely.
On July 21, 2005, the Company was acquired by the Sponsors. U.S. Federal and certain state and foreign taxing jurisdictions impose limitations on the amount of tax losses, credits and other carryforwards that can be used to offset current income and tax within any given year when there has been an ownership change.
Valuation Allowance
Management has established a valuation allowance to offset some of our deferred tax assets as we believe it is more likely than not these assets will not be realized. During fiscal 2008, our valuation allowance decreased by $21 million. The decrease includes a $45 million reduction of the valuation allowance for U.S. federal tax credit and other carryforwards, a $20 million increase of the valuation allowance for foreign loss and other carryforwards and a $4 million increase of the valuation allowance for state tax loss and other carryforwards.
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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	Fiscal Years Ended
	January 31,	February 2,
(In millions)	2009	2008
Beginning balance	$261	$228
Additions for tax positions of the current year	11	57
Additions for tax positions of prior years	15	71
Reductions for tax positions of prior years	(87)	(73)
Settlements	(37)	(4)
Currency translation adjustment	(28)	13
Lapse of statute of limitations	(3)	(31)

Ending balance	$132	$261

At January 31, 2009, $66 million of the $132 million of unrecognized tax benefits would affect our effective tax rate, if recognized, and the remaining $66 million would affect our deferred tax accounts. In addition, we had $14 million and $2 million of accrued interest and penalties, respectively, at January 31, 2009.
The Company and its subsidiaries are subject to taxation in the United States and various foreign jurisdictions. Of the major jurisdictions, we are subject to examination by the United States for fiscal 2003 and forward, by Australia for fiscal 1993 and forward, by Canada for fiscal 2002 and forward, by France for fiscal 2007 and forward, by Germany for fiscal 2000 and forward, by Japan and Spain for fiscal 2004 and forward and by the United Kingdom for fiscals 2006 and forward. While it is often difficult to predict whether we will prevail, we believe that our tax liabilities for unrecognized tax benefits reflect the more likely than not outcome of known tax contingencies.
We believe that it is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $32 million during the next twelve months due to the resolution of ongoing audits and lapse of applicable statute of limitations.
NOTE 13 — SEGMENTS
We generate sales, earnings and cash flows by retailing numerous product offerings worldwide. We operate all of the “R” Us branded retail stores in the United States and Puerto Rico, as well as approximately 70% of the 713 “R” Us branded retail stores internationally. The balance of the “R” Us branded retail stores outside the United States are operated by franchisees and licensees, which do not have a material impact on our Net sales. We also sell merchandise through our Internet sites in the United States at toysrus.com and babiesrus.com as well as through other Internet sites internationally. In addition, beginning in February 2009, we sell merchandise through our newly acquired sites etoys.com and babyuniverse.com.
As described in Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” in connection with our strategy of integrating our product offerings, we continue to increase the number of integrated side-by-side Toys “R” Us and Babies “R” Us store formats and the juvenile product offerings in our standalone Toys “R” Us stores. The performance of our previous Toys — U.S. and Babies segments became less meaningful and increasingly difficult to analyze separately. As a result of these cumulative changes to our business model, our Chief Executive Officer, who is our CODM, has changed the way he assesses performance and allocates resources to our domestic operations. Commencing in the third quarter of fiscal 2008, we operate our domestic business as a single Domestic operating segment in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.”
Pursuant to this change, our reportable segments are: Domestic and International. Accordingly, we have restated prior period segment information to conform to the current period presentation. The following is a brief description of our segments:
•	Domestic — Our Domestic segment sells a variety of products in the juvenile, learning, entertainment, core toys, and seasonal categories through 846 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales are derived from 512 traditional toy stores (including 75 BRU Express and Juvenile Expansion formats), 262 specialty juvenile stores, 53 side-by-side stores and 19 “R” superstores.

•	International — Our International segment sells a variety of products in the juvenile, learning, entertainment, core toys, and seasonal categories through 713 owned, licensed and franchised stores that operate in 33 countries and through the Internet. Net sales (including fees received from licensed and franchised stores) in our International segment are derived from 625 traditional toy stores (including 2 BRU Express formats), as well as 66 side-by-side stores and 22 specialty juvenile stores that operate in Australia, Austria, Canada, France, Germany, Japan, Portugal, Spain, Switzerland and the United Kingdom.
Management evaluates segment performance primarily based on Net sales and segment Operating earnings (loss). Segment Operating earnings (loss) excludes corporate related charges. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Revenues from external customers are derived primarily from merchandise sales and we do not rely on any major customers as a source of revenue.
We have allocated certain restructuring and other charges and Net gains on sales of properties to the respective segment in fiscals 2007 and 2006 to conform to current year presentation.
The following table shows our percentage of Net sales by product category:

	Fiscal Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Juvenile	32.1%	31.6%	30.9%
Learning	20.0%	20.3%	21.1%
Entertainment	18.0%	17.4%	16.1%
Core Toy	16.0%	16.6%	17.2%
Seasonal	12.8%	12.9%	13.5%
Other (1)	1.1%	1.2%	1.2%

Total	100.0%	100.0%	100.0%

(1)	Consists primarily of shipping revenues on our Internet-based sales for our Domestic segment and non-product related revenues.
A summary of financial results by reportable segment is as follows:

	Fiscal Years Ended
	January 31,	February 2,	February 3,
(In millions)	2009	2008	2007
Net sales
Domestic	$8,480	$8,450	$8,270
International	5,244	5,344	4,780

Total Net sales	$13,724	$13,794	$13,050

Operating earnings (loss)
Domestic (1)	$593	$654	$675
International (2)	193	340	254
Corporate and other income (charges) (3)	(165)	(298)	(280)

Operating earnings	621	696	649
Interest expense	(419)	(503)	(537)
Interest income	16	27	31

Earnings before income taxes and minority interest	$218	$220	$143

(1)	Includes impairment losses on long-lived assets of $13 million and $6 million for fiscals 2008 and 2007, respectively. In addition, includes $35 million, $39 million and $11 million of income related to the credit card program for fiscals 2008, 2007 and 2006, respectively. Also includes the impact of Net gains on sales of properties of $33 million and $89 million for fiscals 2007 and 2006, respectively. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 6 entitled “PROPERTY AND EQUIPMENT” for further details.

(2)	Includes impairment losses on long-lived assets of $20 million and $7 million for fiscals 2008 and 2007, respectively. Also includes the impact of Net gains on sales of properties of $4 million and $21 million for fiscals 2008 and 2006, respectively. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 6 entitled “PROPERTY AND EQUIPMENT” for further details.

(3)	Includes gift card breakage income of $78 million, $17 million and $15 million for fiscals 2008, 2007 and 2006. In addition, fiscal 2008 includes a $39 million gain related to the substantial liquidation of the operations of TRU (HK) Limited, our wholly-owned subsidiary. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 2 entitled “ACCOUNTING CHANGES” for further details.
Certain corporate and other income (charges) are reported separately in our disclosure of segment Operating earnings. In addition to the income items described above, charges include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses, which are not fully allocated to our reportable segments. The significant categories of expenses include salaries, benefits and related expenses, professional fees, corporate facility depreciation and amortization and insurance. Salaries, benefits and related expenses include salaries, bonus, payroll taxes and health insurance expenses for corporate office employees. Professional fees include costs related to internal control compliance, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Depreciation and amortization includes depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost of fire, liability and automobile premiums.

	Fiscal Years Ended
	January 31,	February 2,	February 3,
(In millions)	2009	2008	2007
Depreciation and amortization
Domestic	$225	$223	$238
International	138	133	127
Corporate	36	38	44

Total depreciation and amortization	$399	$394	$409

Capital expenditures
Domestic	$249	$193	$133
International	105	100	120
Corporate	41	33	32

Total capital expenditures	$395	$326	$285

	Fiscal Years Ended
	January 31,	February 2,
(In millions)	2009	2008
Merchandise inventories
Domestic (1)	$1,165	$1,242
International	616	756

Total merchandise inventories	$1,781	$1,998

Total assets
Domestic (1)	$4,887	$5,249
International	2,505	2,874
Corporate and other (2)	1,019	829

Total assets	$8,411	$8,952

(1)	Refer to Note 2 entitled “ACCOUNTING CHANGES” for the impact of the change in accounting methods for valuing our Domestic Merchandise inventories.

(2)	Includes cash and cash equivalents, deferred tax assets and other corporate assets.
Our Net sales and long-lived assets by country or region are as follows:

	Fiscal Years Ended
	January 31,	February 2,	February 3,
(In millions)	2009	2008	2007
Net sales
United States	$8,480	$8,450	$8,270
Japan	1,786	1,643	1,650
Europe (1)	1,611	1,630	1,388
United Kingdom	902	1,146	999
Other (2)	945	925	743

Total Net sales	$13,724	$13,794	$13,050

(1)	Includes our wholly-owned operations in Germany, Austria, Switzerland, France, Spain and Portugal.

(2)	Includes our wholly-owned operations in Australia and Canada.

	Fiscal Years Ended
	January 31,	February 2,
(In millions)	2009	2008
Long-lived assets
United States	$3,199	$3,135
Japan	664	623
Europe (1)	439	519
United Kingdom	284	398
Other (2)	242	307

Total long-lived assets	$4,828	$4,982

(1)	Includes our wholly-owned operations in Germany, Austria, Switzerland, France, Spain and Portugal.

(2)	Includes our wholly-owned operations in Australia and Canada.
NOTE 14 — DEFINED BENEFIT PENSION PLANS
We sponsor defined benefit pension plans covering certain international employees in the United Kingdom (“UK”), Austria, Japan, and Germany, with such benefits accounted for on an accrual basis using actuarial assumptions. For our pension plans, we use a measurement date matching the end of our fiscal years.
SFAS 158 requires us to recognize the funded status, which is the difference between the fair value of plan assets and the projected benefit obligations, of our pension plans in the Consolidated Balance Sheets, with a corresponding adjustment to Accumulated other comprehensive (loss) income, net of tax. The adjustment to Accumulated other comprehensive (loss) income at adoption represents the net unrecognized actuarial loss, which was previously netted against the plans’ funded status in our Consolidated Balance Sheets pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.’’
The unrealized actuarial loss is recognized as net periodic expense pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses not recognized as net periodic pension expense in the same periods are recognized as a component of Accumulated other comprehensive (loss) income.
The following table summarizes the incremental effect of the adoption of SFAS 158 in fiscal 2007:
Incremental Effect of Adoption of SFAS 158 (in millions):

	Prior to SFAS 158		Post SFAS 158
	Adjustments	Adjustments	Adjustments
Prepaid pension costs	$5	$(5)	$—
Accrued benefit liability	(36)	2	(34)

Accumulated other comprehensive loss:
Additional minimum pension liability (net of $4 million of tax)	10	(10)	—
Unrecognized net actuarial losses (net of $6 million of tax)	—	13	13

Total Accumulated other comprehensive loss	$10	$3	$13

The following tables provide information regarding our pension plans (in millions):
Obligation and Funded Status at End of Fiscal Year:

	Fiscal	Fiscal
	2008	2007
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$101	$91
Service cost	6	6
Interest cost	4	4
Employee contributions	1	1
Benefits, expenses paid	(2)	(3)
Actuarial gain	(11)	(1)
Foreign currency impact	(15)	3

Projected benefit obligation at end of year	$84	$101

	Fiscal	Fiscal
	2008	2007
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$67	$59
Actual return on plan assets	(14)	(2)
Employer contributions	8	9
Employee contributions	1	1
Benefits, expenses paid	(2)	(3)
Foreign currency impact	(8)	3

Fair value of plan assets at end of year	$52	$67

	Fiscal	Fiscal
	2008	2007
Reconciliation of funded status to total amount recognized:
Funded status	$(32)	$(34)

Amounts recognized in Consolidated Balance Sheets:
Non-current liability	$(32)	$(34)

Amounts recognized in Accumulated other comprehensive (loss) income:
Unrecognized net actuarial losses, net of tax	$11	$13
The estimated net actuarial loss for defined benefit pension plans that will be amortized from Accumulated other comprehensive (loss) income into net periodic benefit cost in fiscal 2009 is expected to be $1 million.
Information for Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets:

	Fiscal	Fiscal
	2008	2007
Projected benefit obligation	$84	$101
Accumulated benefit obligation	76	89
Fair value of plan assets	52	67

Components of Net Periodic Benefit Cost During Each Fiscal Year:

	Fiscal	Fiscal	Fiscal
	2008	2007	2006
Service cost	$6	$6	$6
Interest cost	4	4	4
Expected return on plan assets	(2)	(3)	(2)
Amortization of:
Recognized actuarial loss	1	1	1

Net periodic benefit cost	$9	$8	$9

Contributions
For fiscal 2009, we expect to contribute approximately $9 million to our pension plans.
Estimated Future Payments
Pension benefit payments, including amounts to be paid from our assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Pension
Benefits
2009	$2
2010	2
2011	3
2012	3
2013	3
2014 and thereafter	15

Total	$28

Weighted-average Assumptions Used to Determine Net Periodic Benefit Costs at Fiscal Year End:

	Fiscal	Fiscal	Fiscal
	2008	2007	2006
Discount rate	4.7%	4.4%	3.9%
Long-term rate of return on plan assets	4.1%	4.7%	4.7%
Rate of compensation increase	4.3%	4.0%	3.7%
Weighted-average Assumptions Used to Determine Benefit Obligations at Fiscal Year End:

	Fiscal	Fiscal
	2008	2007
Discount rate	4.4%	4.7%
Rate of compensation increase	4.0%	4.3%
Determination of Discount Rate
Historically, the discount rate used to determine benefit obligations for our pension plans has been developed based on the high-yield AA corporate bond yield curve with the assistance of the Company’s external actuaries. Due to the turmoil in the credit markets and its impact on the corporate AA bond markets in 2008, there was a much greater range of yields among AA-rated bonds than would typically be expected. As a result, certain high yield bonds were excluded from the yield curve in determining the discount rate. We expect to revert back to the use of historical methods of determining the discount rate once the credit markets stabilize. The decrease in the discount rate in fiscal 2008 from fiscal 2007 is primarily due to a change in assumptions to reflect current economic conditions.
Determination of Expected Return on Assets
The expected return on assets is the rate of return expected to be achieved on pension fund assets in the long term, net of investment expenses. Approximately 90% of the plan assets are part of the UK and Japan pension plans. The UK and Japan pension plans expected return on assets assumption for fiscal 2009 has been determined by considering the actual asset classes held as of the measurement date and our expectations of future rates of return on each asset class. For the UK and Japan pension plans, we determine the expected rate of return by utilizing the current return available on stocks and government and corporate bonds and applying suitable risk premiums that consider historical market returns and current market expectations.
Weighted-average Asset Allocation by Asset Category
The following represents our pension plan target asset allocations for fiscal 2009, as well as the actual asset allocations as of January 31, 2009 and February 2, 2008:

	2009 Target	January 31,	February 2,
	Allocation	2009	2008
Equity securities	41%	35%	56%
Debt securities	35%	23%	29%
Insurance contracts	11%	11%	8%
Cash	13%	31%	7%

Total	100%	100%	100%

Our overall investment policy and strategic management of the plan assets are the responsibility of the trustees (acting based on advice as they deem appropriate) and are driven by investment objectives as set out below. The remaining elements of our investment policy are part of the day-to-day management of the assets, which is delegated to a professional investment manager. The trustees of our defined benefit pension plans are guided by an overall objective of achieving, over the long-term, a return on the investments, which is consistent with the long-term assumptions made by the actuaries in determining the funding of the plans.
The investment returns that the trustees expect to achieve are those that are broadly in line with or above the returns of the respective market indices and performance targets against which the investment manager is benchmarked. Over the longer term, the trustees expect to achieve an investment return in excess of the consumer price index.
NOTE 15 — OTHER EMPLOYEE RETIREMENT AND COMPENSATION BENEFITS
We offer other employee retirement and compensation benefits for eligible employees. The Supplemental Executive Retirement Plan (“SERP”) provides supplemental retirement benefits to certain executive officers in excess of the limitations that are imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended, on contributions to our TRU Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”). Participants are generally 100 percent vested in their SERP accounts after completing five years of employment with the Company. For each of fiscals 2008, 2007 and 2006 we recorded SERP expenses of $1 million. At January 31, 2009 and February 2, 2008, the SERP liability was $2 million.
Included in our Savings Plan, we have a 401(k) salary deferral feature, company-matching contributions, and a profit sharing component for eligible U.S.-based employees. Under the terms of the Savings Plan annual employer profit sharing contributions are made at the discretion of the Board of Directors, subject to certain limitations. The Savings Plan may be terminated at our discretion. Effective January 1, 2009, eligibility for participation in the 401(k) savings account portion of the Savings Plan has changed from six months to twelve months, affecting those employees hired on or after July 1, 2008. In addition, Company matching contributions has changed from a maximum of 5% to a maximum of 4%, affecting all participants in the Savings Plan. We also have various defined contribution and other foreign government sponsored retirement plans for foreign employees, which are managed by each respective foreign location. Expenses related to the Savings Plan and other foreign defined contribution plans were $21 million, $20 million and $16 million in fiscals 2008, 2007 and 2006, respectively. The Board of Directors did not elect to contribute to the profit sharing portion of the Savings Plan in fiscals 2008, 2007 and 2006.
We also offer other supplemental compensation benefits to our executive officers. Prior to the Merger, we offered our executive officers an additional life insurance coverage benefit (“Split Dollar Plan”), which entitled their beneficiaries to receive a death benefit of five times the executive officer’s current compensation. As of March 2005, we discontinued this benefit to new employees. Pursuant to the Merger agreement, the endorsement split-dollar life insurance policies will remain in a trust for the then existing participants until July 2010. Unless otherwise provided for by the individual severance packages, if the existing participants leave the Company prior to July 2010, they forfeit this benefit. As of July 2005, the Split Dollar Plan was fully funded. As of January 31, 2009 and February 2, 2008, our Split Dollar Plan assets were $6 million. As of January 31, 2009, there were approximately 20 current and severed employees that were participating in the Split Dollar Plan.

NOTE 16 — LITIGATION AND LEGAL PROCEEDINGS
Toys — Japan had previously been a party to a service agreement with McDonald’s Japan which Toys — Japan terminated on November 30, 2006. On February 28, 2007, McDonald’s Japan filed a lawsuit in the Tokyo District Court challenging Toys — Japan’s ability to terminate the service agreement and seeking to enforce that agreement. Toys — Japan had previously established a reserve of $5 million for termination expenses and other fees which were recorded to SG&A expense. On May 13, 2008, a settlement was reached in which Toys — Japan and McDonald’s Japan agreed to the termination of the service agreement and the payment by Toys — Japan of ¥2.0 billion ($19 million as of May 13, 2008) to McDonald’s Japan. The settlement agreement resulted in an increase to SG&A expenses of $14 million and a reduction of earnings by approximately $5 million after the minority interest and tax impact for fiscal 2008.
Toysrus.com previously operated three co-branded on-line stores under a strategic alliance agreement (“Agreement”) with Amazon.com (“Amazon”). On May 21, 2004, we filed a lawsuit against Amazon and its affiliated companies in the Superior Court of New Jersey, Chancery Division, Passaic County (the “New Jersey Trial Court”) to terminate the Agreement. Amazon.com filed a counterclaim against us and our affiliated companies. On March 31, 2006, the New Jersey Trial Court entered an order (“Order”) terminating the Agreement and denying Amazon.com’s counterclaim. The parties each filed Notices of Appeal with the Appellate Division. On June 2, 2006, Amazon filed a lawsuit against us in the Superior Court of Washington, King County (the “Washington Court”) for money damages allegedly arising from services it was required to provide to us during the wind-down period pursuant to the Order. The Washington Court stayed the matter before it in favor of the New Jersey proceedings. On March 24, 2009, the Appellate Division affirmed the New Jersey Trial Court’s Order with respect to the termination of the Agreement and denial of Amazon’s counterclaim, but remanded to the New Jersey Trial Court for further proceedings on our claim that we are entitled to monetary damages arising from Amazon’s breach of the Agreement.
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
NOTE 17 — COMMITMENTS AND CONTINGENCIES
We are subject to various claims and contingencies related to lawsuits as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For claims and contingencies related to income taxes, see Note 12 entitled “INCOME TAXES.” Refer to Note 10 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of January 31, 2009.
As of January 31, 2009, we remain contingently liable for amounts due or amounts that may become due under certain real estate lease agreements that have been assigned to third parties. In the event of default by the assignees, we could be liable for payment obligations associated with these leases which have future lease related payments (not discounted to present value) of approximately $173 million through September 2032. The impact of these obligations are not material to our Consolidated Financial Statements.
We currently guarantee 80% of Toys — Japan’s three installment loans from a third party in Japan. On May 13, 2008, we entered into an agreement with McDonald’s Japan, in which we promise to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% of Toys — Japan’s three installment loans.
NOTE 18 — RELATED PARTY TRANSACTIONS
The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the Merger and effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009. The fee paid to the Sponsors increases 5% per year during the ten-year term of the agreement. The fee paid to the Sponsors under the advisory agreement was $17 million, $17 million and $19 million for fiscals 2008, 2007 and 2006, respectively. During fiscals 2008 and 2007, we paid the Sponsors fees of less than $1 million and $1 million, respectively, for out-of-pocket expenses.
Pursuant to an amendment to the advisory agreement, the advisory fee for fiscal 2009 was capped at $15 million. The additional $3 million of advisory fees that would have been due for fiscal 2009, absent the amendment, will be paid by the Company, if at all, at the time (and from the proceeds) of a successful initial public offering of the Company’s securities.
From time to time, the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. During fiscals 2008 and 2007, affiliates of Vornado and KKR, all equity owners of the Company, held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $25 million and $26 million in fiscals 2008 and 2007, respectively. For further details, see Note 3 entitled “LONG-TERM DEBT.”
In fiscals 2007 and 2006, we sold properties to Vornado Surplus 2006 Realty LLC. For further details, see Note 6 entitled “PROPERTY AND EQUIPMENT.”
NOTE 19 — TOYS — JAPAN SHARE ACQUISITION
On May 13, 2008, TRU Japan Holdings 2, LLC (“Holdings 2”), our newly formed wholly-owned subsidiary, announced an open tender offer to purchase a minimum of 4,519,000 shares of Toys — Japan from McDonald’s Japan and all public shareholders at ¥729 ($6.81 at June 10, 2008) per share. The tender offer closed on June 10, 2008, on which date Holdings 2 purchased 4,943,036 shares (14.35% of Toys — Japan) for $35 million, including $1 million of transaction costs. As a result of this purchase, we own 21,395,036 shares or approximately 62% of Toys — Japan.
The $35 million purchase price was allocated to our additional 14.35% share of the acquired assets and liabilities assumed based upon their fair values at June 10, 2008. Our additional 14.35% share of the assets acquired and liabilities assumed based on net book values as of June 10, 2008 was $24 million. The $11 million difference between the purchase price and our additional 14.35% of the net book value of net assets was recorded as Goodwill in our Consolidated Balance Sheet as of January 31, 2009 and assigned to our Toys — Japan reporting unit (included in our International segment).
NOTE 20 — REORGANIZATION
On June 10, 2008, we entered into a plan of reorganization pursuant to Internal Revenue Code (“IRC”) §368(a) with Former Parent under which Former Parent transferred all of its assets (including 1,000 shares of our Pre-Reorganization Common Stock (as defined below)) and liabilities to us in exchange for us issuing 48,955,808 shares of our Post-Reorganization Stock (as defined below) to Former Parent. In addition, pursuant to the plan of reorganization, we assumed the obligations and succeeded the rights of Former Parent under the Management Equity Plan. In order to effect the plan of reorganization, we amended our Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) on June 10, 2008, in order to authorize 55,000,000 shares of common stock, par value $0.001 per share (the “Post-Reorganization Common Stock”) in addition to the already existing 3,000 shares of common stock, par value $0.01 per share (the “Pre-Reorganization Common Stock”). After effecting the plan of reorganization, we amended and restated the Certificate of Incorporation on June 10, 2008 in order to change the authorized capital to consist of only 55,000,000 shares of Post-Reorganization Common Stock. Immediately after the exchange, Former Parent, pursuant to the plan of reorganization, was dissolved. In connection with the dissolution of Former Parent, Former Parent distributed all of its assets (consisting solely of the Post-Reorganization Common Stock) to its shareholders, in a ratio of one share of Post-Reorganization Stock for each share of Former Parent common stock owned by each shareholder. On June 10, 2008, our by-laws were also amended and restated in order to incorporate certain Sponsor-related provisions formerly contained in Former Parent’s by-laws.
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
This reorganization did not have a material impact on our Consolidated Financial Statements.
NOTE 21 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States (“GAAP”). This statement is effective as of November 15, 2008. SFAS 162 did not have a material impact on our Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under SFAS 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for business combinations for which the acquisition date is on or after the start of the first annual period beginning on or after December 15, 2008. We do expect its adoption to have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As of January 31, 2009 and February 2, 2008, noncontrolling interests of $122 million and $153 million, respectively, were recorded on our Consolidated Balance Sheets. Our Consolidated Statements of Operations reflect $7 million of losses for fiscal 2008, $2 million of earnings for fiscal 2007 and $1 million of losses for fiscal 2006 related to the portion of our net (losses) earnings attributable to noncontrolling interests in Toys — Japan. We are currently assessing the impact that SFAS 160 will have on our Consolidated Financial Statements.
In December 2008, SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was amended by FSP SFAS 132 (R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and is effective for financial statements issued for fiscal years ending after December 15, 2009. We do not expect its adoption will have a material impact on our Consolidated Financial Statements.
In October 2008, SFAS 157 was amended by FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”). This FSP is effective upon issuance and amends FASB Statement No. 157, “Fair Value Measurements,” to clarify its application in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP SFAS 157-3 did not have a material impact on our Consolidated Financial Statements.
In September 2008, SFAS 133 and FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” were amended by FSP SFAS 133-1 and FIN 45-4, “Disclosure about Credit Derivatives and Certain Guarantees — an Amendment of FASB Statement No. 133 and FASB Interpretation No. 45” (“FSP SFAS 133-1 and FIN 45-4”). This FSP requires disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument and also amends FIN 45, to require an additional disclosure about the current status of the performance risk of a guarantee for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that FSP SFAS 133-1 and FIN 45-4 will have on our Consolidated Financial Statements.
In February 2008, SFAS 157 was amended by FSP SFAS 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements” (“FSP SFAS 157-2”). As such, SFAS 157 (as amended) is partially effective for measurements and disclosures of financial assets and liabilities for fiscal years beginning after November 15, 2007 and is fully effective for measurement and disclosure provisions on all applicable assets and liabilities for fiscal years beginning after November 15, 2008. We do not expect FSP SFAS 157-2 to have a material impact on our Consolidated Financial Statements.
In June 2008, the FASB ratified EITF No. 08-3 “Accounting by Lessees for Maintenance Deposits” (“EITF 08-3”). EITF 08-3 mandates that maintenance deposits that may be refunded should be accounted for as a deposit asset. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. This EITF is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We do not expect its adoption will have a material impact on our Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS
The following tables set forth certain unaudited quarterly financial information:

	For the 13 Weeks Ended
	May 3,	August 2,	November 1,	January 31,
(In millions)	2008	2008	2008	2009(1)
Fiscal 2008
Net sales	$2,719	$2,771	$2,773	$5,461
Gross margin	977	1,014	960	1,797
Selling, general and administrative expenses (2)	895	885	930	1,146
Depreciation and amortization	100	103	95	101
Net gains on sales of properties	—	(4)	(1)	—
Other income, net (2)	(20)	(49)	(10)	(44)
Operating earnings (loss)	2	79	(54)	594
Net (loss) earnings (3)	$(36)	$13	$(104)	$345

	For the 13 Weeks Ended
	May 5,	August 4,	November 3,	February 2,
(In millions)	2007	2007	2007	2008(1)
Fiscal 2007
Net sales	$2,581	$2,605	$2,781	$5,827
Gross margin	910	936	977	1,984
Selling, general and administrative expenses (2)	804	830	940	1,227
Depreciation and amortization	96	101	94	103
Net gains on sales of properties (4)	(3)	(12)	(18)	—
Other income, net (2)	(10)	(11)	(13)	(17)
Operating earnings (loss)	23	28	(26)	671
Net (loss) earnings (3)	$(41)	$(42)	$(76)	$312

(1)	Our Domestic and International businesses are highly seasonal with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 39% of the sales from our Domestic and International business were generated in the fourth quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter.

(2)	As of fiscal 2008, SG&A no longer includes certain items related to Other income and expense, such as gift card breakage income, credit card program income and impairment losses on long-lived assets. Classification of prior period amounts has been corrected to conform with our current year presentation. See Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details. In addition, during the fourth quarter of fiscal 2008, we recognized an additional $59 million of gift card breakage income as a result of the change in estimate effected by a change in accounting principle. Refer to Note 2 to our Consolidated Financial Statements entitled “ACCOUNTING CHANGES” for the impact on our Consolidated Financial Statements and further details. Partially offsetting this income was an impairment charge of $33 million on long-lived assets. In addition, during the second quarter of fiscal 2008, the operations of TRU (HK) Limited, our wholly-owned subsidiary, were substantially liquidated. As a result, we recognized a $39 million gain representing a cumulative translation adjustment, in accordance with SFAS No. 52 “Foreign Currency Translation.” Refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACOUNTING POLICIES” for further details.

(3)	During the fourth quarter of fiscal 2008, our valuation allowance decreased by $46 million related to certain tax credit and other carryforwards where we believe that it is more likely than not that such carryforwards will be used. During the fourth quarter of fiscal 2007, our valuation allowance increased by $13 million related to certain tax credit and other carryforwards where we believe that it is more likely than not that such carryforwards will not be used.

(4)	During the second and third quarter of fiscal 2007, we recognized gains on the sale of an idle distribution center and consummated a lease termination agreement. Refer to Note 6 to the Consolidated Financial Statements entitled “PROPERTY AND EQUIPMENT” for further details.

PARENT COMPANY INFORMATION
Toys “R” Us, Inc.
Schedule I — Condensed Statements of Operations

	Fiscal Years Ended
	January 31,	February 2,	February 3,
(In millions)	2009	2008	2007
Revenues, net	$1	$2	$5

General and administrative expenses	20	16	16
Depreciation and amortization	2	2	3

Total operating expenses	22	18	19

Other (expense) income:
Interest expense, net	(102)	(96)	(103)
Inter-company interest income, net	12	21	55
Equity in pre-tax earnings of consolidated subsidiaries	336	309	206

Earnings before income taxes	225	218	144
Income tax expense	7	65	35

Net earnings	$218	$153	$109

See accompanying notes to Condensed Financial Statements

Toys “R” Us, Inc.
Schedule I — Condensed Balance Sheets

	January 31,	February 2,
(In millions)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$212	$97
Short-term investments	—	67
Current deferred tax assets	3	10
Prepaid expenses and other current assets	4	8

Total current assets	219	182
Property and equipment, net	4	8
Investments in and advances to/from subsidiaries	1,016	1,002
Deferred tax assets	82	48
Restricted cash	51	—
Other assets	12	12

	$1,384	$1,252

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses and other current liabilities	$94	$48
Income taxes payable	25	74

Total current liabilities	119	122
Long-term debt	1,333	1,338
FIN 48 liabilities	79	60
Other non-current liabilities	127	121
Stockholders’ deficit	(274)	(389)

	$1,384	$1,252

See accompanying notes to Condensed Financial Statements

Toys “R” Us, Inc.
Schedule I — Condensed Statement of Cash Flows

	Fiscal Years Ended
	January 31,	February 2,	February 3,
(In millions)	2009	2008	2007
Cash Flows from Operating Activities	$35	$173	$39

Cash Flows from Investing Activities:
Proceeds from sale of fixed assets	4	—	—
Sale (purchase) of short-term investments	66	(67)	—
Investments (in) from subsidiaries	(3)	(105)	24
Increase in restricted cash	(51)	—	—
Intercompany loan repayment by subsidiaries	92	—	—
Loans to subsidiaries	(28)	—	(39)

Net cash provided by (used in) investing activities	80	(172)	(15)

Cash Flows from Financing Activities:
Borrowings from subsidiaries	—	—	250
Repayment of borrowings from subsidiaries	—	—	(76)
Long-term debt repayment	—	—	(254)

Net cash used in financing activities	—	—	(80)

Cash and cash equivalents:
Net increase (decrease) during period	115	1	(56)
Cash and cash equivalents at beginning of period	97	96	152

Cash and cash equivalents at end of period	$212	$97	$96

Supplemental Disclosures of Cash Flow Information:
Income taxes paid, net of refunds	$1	$1	$4
Interest paid	84	99	135
See accompanying notes to Condensed Financial Statements

Toys “R” Us, Inc.
Schedule I — Notes to Condensed Financial Statements
NOTE A — BASIS OF PRESENTATION
Toys “R” Us, Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business operations through its subsidiaries. As specified in certain of its subsidiaries’ debt agreements, there are restrictions on the Parent Company’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances (refer to Note 3 to our Consolidated Financial Statements entitled “LONG-TERM DEBT”). Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Toys “R” Us, Inc.’s audited Consolidated Financial Statements included elsewhere herein.
In connection with the July 21, 2005 Merger and subsequent reorganization, the Parent Company borrowed $770 million and received a promissory note of $887 million (£509 million) as a dividend from its indirect wholly-owned subsidiary, Toys “R” Us (UK) Limited (“Toys Limited”). The outstanding net intercompany receivable balance from Toys Limited was $107 million and $404 million as of January 31, 2009 and February 2, 2008, respectively.
On June 10, 2008, we entered into a plan of reorganization pursuant to Internal Revenue Code (“IRC”) §368(a) with Toys “R” Us Holdings, Inc., our former parent (“Former Parent”) under which Former Parent transferred all of its assets (including 1,000 shares of Pre-Reorganization Common Stock) and liabilities to the Parent Company in exchange for issuing 48,955,808 shares of Parent Company Post-Reorganization Stock to Former Parent. In addition, pursuant to the plan of reorganization, the Parent Company assumed the obligations and succeeded the rights of Former Parent under the Management Equity Plan (refer to Note 8 to our Consolidated Financial Statements entitled “STOCK BASED COMPENSATION”). Immediately after the exchange, Former Parent, pursuant to the plan of reorganization, was dissolved. On June 10, 2008, the Parent Company by-laws were also amended and restated in order to incorporate certain Sponsor-related provisions formerly contained in Former Parent’s by-laws. Refer to Note 20 to our Consolidated Financial Statements entitled “REORGANIZATION.”
We corrected certain classification errors in our Parent Company Condensed Statements of Operations for fiscals 2007 and 2006 by removing the Inter-company expense (income) line and reclassifying expense of $1 million and income of $78 million, respectively, to Equity in pre-tax earnings of consolidated subsidiaries. This change had no effect on the previously reported Net earnings of our Parent Company.
In fiscal 2006, a majority of the centralized corporate functions such as accounting, human resources, legal, tax and treasury services were transferred to its subsidiary, Toys “R” Us—Delaware, Inc. (“Toys-Delaware”), which now provides these services to the Parent Company and its domestic subsidiaries. In connection with the transfer of these services, Toys-Delaware settled a majority of its outstanding intercompany liability with Parent Company by assuming $545 million of the Parent Company’s third-party net business liabilities. As of January 31, 2009 and February 2, 2008, Parent Company had a net intercompany payable of $98 million and $38 million to Toys-Delaware, respectively, for these services and is recorded in Investments in and advances to/from subsidiaries.
During fiscal 2006, the Parent Company transferred similar management functions to its subsidiary Toys “R” Us International LLC, which now provides these services to foreign subsidiaries for a management fee. For fiscals 2008, 2007 and 2006, the management fees from the foreign subsidiaries are based on costs plus a premium and have been recorded in Revenues, net on an accrual basis.
For fiscals 2008, 2007 and 2006, the income tax expense of $7 million, $65 million and $35 million, respectively, in the attached Schedule I—Condensed Statements of Operations represents the Parent Company’s consolidated income tax benefit expense. Such amounts include income tax expense of $31 million, $133 million and $10 million, respectively, related to our subsidiaries, which have not been consolidated for this presentation. The Parent Company is responsible for cash income tax payments on the separate company income of such subsidiaries for U.S. Federal and certain state filings.

NOTE B — DEBT
A summary of the Parent Company’s Long-term debt as of January 31, 2009 and February 2, 2008 is outlined in the table below:

	January 31,	February 2,
(In millions)	2009	2008
7.625% notes, due fiscal 2011	$512	$517
7.875% senior notes, due fiscal 2013	393	392
7.375% senior notes, due fiscal 2018	406	407
8.750% notes, due fiscal 2021 (1)	22	22

Total	$1,333	$1,338

(1)	Represents obligations of Toys “R” Us, Inc. and Toys-Delaware.
The total fair values of the Parent Company’s Long-term debt, with carrying values of $1,333 million and $1,338 million at January 31, 2009 and February 2, 2008, were $505 million and $988 million, respectively. The fair values of the Parent Company’s Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.
The annual maturities of the Parent Company’s Long-term debt at January 31, 2009 are as follows:

Annual
(In millions)	Maturities
2009	$—
2010	—
2011	512
2012	—
2013	393
2014 and subsequent	428

Total	$1,333

The Parent Company is a co-obligor of the outstanding debentures due fiscal 2021, as are shown in the Parent Company Condensed Balance Sheets for stand-alone reporting purposes. However, all future principal and interest payments will be funded through the operating cash flows of Toys — Delaware. For fiscals 2008, 2007 and 2006, Toys — Delaware recorded interest expense related to the outstanding debentures due fiscal 2021 of $2 million, $2 million and $15 million, respectively, which is reflected as part of Equity in pre-tax earnings of consolidated subsidiaries in the Parent Company Condensed Statements of Operations.
The Parent Company currently guarantees 80% of Toys — Japan’s three installment loans from a third party in Japan, totaling ¥3.9 billion ($43 million at January 31, 2009). These loans have annual interest rates of 2.6% — 2.8%, mature from 2012 to 2014 and are reported as part of the Toys — Japan bank loans of $171 million at January 31, 2009. On May 13, 2008 the Parent Company entered into an agreement with McDonald’s Holding Company (Japan), Ltd. (“McDonald’s Japan”), in which the Parent Company promises to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% of Toys — Japan’s three installment loans.
As of January 31, 2009, the Parent Company guarantees to lenders under the $800 million secured real estate loan due August 9, 2009 and the $1.3 billion unsecured credit agreement due December 8, 2009 pursuant to non-recourse carve-out guaranties customary for these types of financings, certain payment obligations of its subsidiaries resulting from specific recourse liability events, including, without limitation, fraudulent actions, misappropriations, intentional misrepresentations, certain bankruptcy proceedings, breaches of certain covenants and other similar actions. The Parent Company previously guaranteed up to AUD35 million of certain liabilities of its Australian subsidiary. As of May 30, 2008, the Parent Company no longer guaranteed this debt.
For a discussion of the Parent Company’s guarantees and the debt obligations of the Parent Company and its subsidiaries, see Note 3 to the Consolidated Financial Statements entitled “LONG-TERM DEBT.”

NOTE C — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the Parent Company’s outstanding derivative contracts as of January 31, 2009 and February 2, 2008:

			As of January 31, 2009		As of February 2, 2008
			Notional	Fair Value	Notional	Fair Value
(In millions)			Amount	Assets /	Amount	Assets /
Related Items(1)	Effective Date	Maturity Date	(In USD)	Liabilities	(In USD)	Liabilities
Interest Rate Swap
Unsecured credit agreement due December 8, 2009 (USD) (2)	May 2008	December 2010	$1,300	$(44)	$—	$—

Interest Rate Corridors
Secured real estate loan due August 9, 2009 (3)	July 2006	August 2008	—	—	200	—
Unsecured credit agreement due December 8, 2009	July 2006	December 2008	—	—	1,300	—

(1)	The related debt is denominated in U.S. dollars. Refer to Note 3 to our Consolidated Financial Statements entitled “LONG-TERM DEBT” for detail on our subsidiaries’ related debt.

(2)	As of January 31, 2009 these derivatives qualified for hedge accounting as cash flow hedges and no material ineffectiveness existed. We evaluate the effectiveness of the hedging relationships on an ongoing basis and recalculate changes in fair values of the derivatives and the underlying hedged items separately.

(3)	$200 million of the total $800 million notional amount of this derivative related to the Parent Company.
On May 8, 2008, the Parent Company entered into two new interest rate swaps related to our $1.3 billion Unsecured Credit Agreement. The interest rate swaps have a notional amount of $1.3 billion and convert the variable LIBOR-based portion of our interest payments to a fixed rate of interest of 3.14%, which effectively fix the all-in interest rate of the facility at 6.14%. The interest rate swaps mature in December 2010, corresponding with the final maturity of the Unsecured credit agreement assuming the exercise of all available extension options. The interest rate swaps have been designated as cash flow hedges under SFAS 133. The interest rate corridors that were previously designated as hedges of the $1.3 billion Unsecured credit agreement were de-designated, and the remaining $3 million previously recorded in Other comprehensive (loss) income was amortized to Interest expense as the hedged items affected earnings.
During fiscal 2008, the Parent Company recorded a net loss of $51 million to Accumulated other comprehensive (loss) income related to the change in the fair value of its variable cash flow hedges. The Parent Company reclassified a net loss of $10 million to Interest expense from Accumulated other comprehensive (loss) income for fiscal 2008. This reclassification primarily relates to realized Interest expense on an interest rate swap and the allocated time value of its premiums on the options of its interest rate corridor. During fiscal 2007, the Parent Company recorded a net loss of $2 million to Accumulated other comprehensive (loss) income related to the change in the fair value of its interest rate corridor. The Parent Company reclassified a net loss of $3 million to Interest expense from Accumulated other comprehensive (loss) income for fiscal 2007. We expect to reclassify a net loss of approximately $28 million in fiscal 2009 to Interest expense from Accumulated other comprehensive (loss) income. In addition, the Parent Company recorded losses of less than $1 million in fiscals 2008, 2007 and 2006 to Interest expense, which relates to the change in its derivatives that did not qualify for hedge accounting under SFAS 133.
Refer to Note 4 to our Consolidated Financial Statements entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details on derivative instruments.
NOTE D — COMMITMENTS AND CONTINGENCIES
The Parent Company is a party to lawsuits, as discussed in Note 16 to our Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS.”
The Parent Company is a guarantor on certain leases entered into by its subsidiaries. For a discussion of the lease obligations of the Parent Company and its subsidiaries, see Note 10 to our Consolidated Financial Statements entitled “LEASES.”
NOTE E — DIVIDENDS AND CAPITAL CONTRIBUTIONS
The Parent Company received cash dividends from its subsidiaries of $156 million, $236 million and $163 million during fiscals 2008, 2007 and 2006, respectively.

In fiscal 2008, the Parent Company loaned $28 million and made a capital contribution of $8 million to TRU Japan Holdings 2, LLC (“Holdings 2”), which it used to purchase an additional 14.35% share of Toys — Japan common stock. See Note 19 to our Consolidated Financial Statements entitled “TOYS — JAPAN SHARE ACQUISITION” for further details.
In fiscal 2008, the Parent Company made a capital contribution of $40 million to its Australian subsidiary, which it used to pay down certain liabilities.
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
Based on this assessment, management concluded that, as of January 31, 2009, the Company’s internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm which has audited and reported on the financial statements contained in this Annual Report on Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting which is included in the Annual Report on Form 10-K.
(c) Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Toys “R” Us, Inc.:
We have audited the internal control over financial reporting of Toys “R” Us, Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2009 of the Company and our report dated March 31, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change in accounting estimate effected by a change in accounting principle related to gift card breakage, and the Company’s change in accounting method for valuing the merchandise inventories of its domestic segment from the retail inventory method to the weighted average cost method.
/s/ Deloitte & Touche LLP
New York, New York
March 31, 2009

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following persons were members of our Board of Directors as of February 1, 2009. Each elected director shall hold office until a successor is duly elected and qualified or until his or her earlier death, resignation or removal from office by our stockholders.

Name	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships
Joshua Bekenstein	50	Mr. Bekenstein has been our director since September 2005. Mr. Bekenstein is a Managing Director of Bain Capital LLC. He has been with Bain Capital LLC since its founding in 1984. Mr. Bekenstein currently serves as a member of the boards of directors of Bombardier Recreational Products Inc., Waters Corporation, Dollarama Capital Corporation, Burlington Coat Factory, Michaels Stores, Inc. and Bright Horizons Family Solutions.

Michael M. Calbert	46	Mr. Calbert has been our director since July 2005. Mr. Calbert has been an executive of Kohlberg Kravis Roberts & Co. Ltd. since 2000.

Michael D. Fascitelli	52	Mr. Fascitelli has been our director since July 2005. Mr. Fascitelli has been President and a Trustee of Vornado Realty Trust since December 1996. Mr. Fascitelli has also been President and a director of Alexanders, Inc. since August 1996.

Matthew S. Levin	43	Mr. Levin has been our director since July 2005. Mr. Levin has been a Managing Director at Bain Capital LLC since 2000. Mr. Levin also currently serves as a director of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Michaels Stores, Inc., Unisource Worldwide, Inc. and Guitar Centers, Inc.

Sanjay Morey	37	Mr. Morey has been our director since June 2008. Mr. Morey has been an executive of Kohlberg Kravis Roberts & Co. Ltd. since 2006. Mr. Morey was a Vice President of Fenway Partners from August 2001 through February 2006. Mr. Morey is a director of U.S. Foodservice.

John Pfeffer	40	Mr. Pfeffer has been our director since September 2005. Mr. Pfeffer has been an executive of Kohlberg Kravis Roberts & Co. Ltd. since 2000, heading the European Retail Sector Team.

Steven Roth	67	Mr. Roth has been our director since September 2005. Mr. Roth has been Chairman of the Board and Chief Executive Officer of Vornado Realty Trust since May 1989 and Chairman of the Executive Committee of the Board of Vornado Realty Trust since April 1980. Mr. Roth is currently the Managing General Partner of Interstate Properties, an owner of shopping centers and investor in securities and partnerships. Mr. Roth has been a general partner of Interstate Properties since 1968. He has also been the Chief Executive Officer of Alexander’s, Inc. since March 1995 and Chairman of the Board of Alexander’s, Inc. since 2005 and a director since 1989.

Wendy Silverstein	48	Ms. Silverstein has been our director since September 2005. Ms. Silverstein has been Executive Vice President — Capital Markets of Vornado Realty Trust since 1998.

Michael Ward	45	Mr. Ward has been our director since September 2007. Mr. Ward is a Managing Director of Bain Capital Partners, LLC. He has been with Bain Capital Partners, LLC since 2002. Mr. Ward is a member of the Board of Directors of Sensata Technologies, Inc. and The Weather Channel, Inc.

Gerald L. Storch	52	Mr. Storch has been our Chairman of the Board and Chief Executive Officer since February 2006. Mr. Storch was Vice Chairman of Target Corporation (“Target”) from 2001 to 2005 and held various other positions at Target from 1993 (then Dayton-Hudson) to 2001. Prior to joining Target, Mr. Storch was a Principal of McKinsey & Company where he served from 1982 to 1993.
The Sponsors have agreed among themselves that they will have proportional representation on our board of directors.

Messrs. Levin, Calbert, Fascitelli and Storch serve as directors of Toys “R” Us-Delaware, Inc.

The following persons were our Executive Officers as of February 1, 2009, having been elected to their respective offices by our Board of Directors:

Name	Age	Position with the Registrant
Gerald L. Storch(1)	52	Chairman of the Board; Chief Executive Officer

F. Clay Creasey, Jr.	60	Executive Vice President — Chief Financial Officer

Claire Babrowski	51	Executive Vice President — Chief Operating Officer

Ronald D. Boire	48	Executive Vice President — President — “R” Us Brands

Deborah M. Derby	45	Executive Vice President — Chief Administrative Officer

Antonio Urcelay	57	President — Continental Europe; Managing Director, Toys “R” Us Iberia, S.A.

David Rurka	62	Managing Director of Toys “R” Us Holdings, Limited

Daniel Caspersen	56	Executive Vice President — Human Resources

David J. Schwartz	41	Senior Vice President — General Counsel & Corporate Secretary

(1)	See “Directors” above for Mr. Storch’s biography.
The following is a brief description of the business experience of each of our Executive Officers:
Mr. Creasey has served as our Executive Vice President — Chief Financial Officer since May 2006. From July 2005 to April 2006, Mr. Creasey served as Chief Financial Officer of Zoom Systems, an automated retailer. Prior to that, Mr. Creasey served in various roles at Mervyn’s, a subsidiary of Target, from 1992 to 2005, most recently as Senior Vice President, Finance and Chief Financial Officer from 2000 to 2005.
Ms. Babrowski has served as our Executive Vice President — Chief Operating Officer since June 2007. From February 2006 to September 2006, Ms. Babrowski served as Interim Chief Executive Officer, President and Chief Operating Officer of Radio Shack Corporation. From July 2005 to February 2006, she served as Radio Shack’s Executive Vice President and Chief Operating Officer. Prior to that, from 1974 to 2005, Ms. Babrowski served in various executive roles at McDonald’s Corporation, most recently as Executive Vice President and Chief Restaurant Operations Officer (2003-2005) and as President, McDonald’s Asia/Pacific, Middle East and Africa (2001-2003). Ms. Babrowski is a Director of Delhaize Group.
Mr. Boire has served as our Executive Vice President — President — “R” Us Brands since February 2009. From September 2007 to February 2009, Mr. Boire served as our Executive Vice President — President — Toys “R” Us — North America. From July 2006 until September 2007, Mr. Boire served as our Executive Vice President — President — Toys “R” Us — US. From June 2003 until June 2006, Mr. Boire served as Executive Vice President — General Merchandise Manager for Best Buy. Prior to that, Mr. Boire spent 17 years at Sony Corporation where he held various executive, sales and marketing positions, including President of Sony Electronics Consumer Sales Co. and President — Sony Personal Mobile Products Co.
Ms. Derby has served as our Executive Vice President — Chief Administrative Officer since February 2009. From May 2006 to February 2009, Ms. Derby served as Executive Vice President — President — Babies “R” Us. From September 2005 until May 2006, Ms. Derby served as our Executive Vice President — Human Resources, Legal and Corporate Communications and Secretary. From May 2003 until September 2005, Ms. Derby served as our Executive Vice President — Human Resources. From November 2002 to May 2003, Ms. Derby served as our Senior Vice President, Associate Relations and Organizational Effectiveness. From January 2002 to November 2002, Ms. Derby was our Vice President, Associate Relations. From June 2000 (when she first joined the Company) to January 2002, Ms. Derby was our Vice President — Human Resources, Babies “R” Us segment.
Mr. Urcelay has served as our President — Continental Europe (Germany, Switzerland, Austria, France, Spain and Portugal) since August 2004. From August 2003 through August 2004, Mr. Urcelay was President of Southern Europe (France, Spain and Portugal). Mr. Urcelay has been the Managing Director of Toys “R” Us Iberia, S.A. since 1996.
Mr. Rurka has served as the Managing Director of Toys “R” Us Holdings, Limited, a United Kingdom subsidiary of the Company, since 1984.
Mr. Caspersen has served as our Executive Vice President — Human Resources since May 2006. From September 2004 until April 2006, Mr. Caspersen served as Vice President — Stores — Human Resources of Target. Prior to that, from September 2001 to September 2004, Mr. Caspersen was Vice President — Headquarters — Human Resources at Target.

Mr. Schwartz has served as our Senior Vice President — General Counsel since September 2003 and has served as Corporate Secretary since April 2006. From January 2002 until September 2003, Mr. Schwartz served as our Vice President — Deputy General Counsel, and has served as Assistant Corporate Secretary from that time until April 2006. From February 2001 to January 2002, Mr. Schwartz served as our Vice President — Corporate Counsel and Assistant Corporate Secretary. Mr. Schwartz is a Director of Toys “R” Us Japan, Ltd.
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
Audit Committee
Our Board of Directors has a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Sanjay Morey, Michael Ward and Wendy Silverstein. Our Board of Directors has determined that each member of the Audit Committee is financially literate and that Mr. Ward is an “audit committee financial expert” within the meaning of the regulations adopted by the Securities and Exchange Commission. None of our Audit Committee members is an independent director because of their affiliations with the Sponsors.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The following Executive Compensation discussion and analysis discusses our compensation policies and decisions regarding our named executive officers and describes the material elements of compensation for our named executive officers. Our named executive officers are:
•	Chairman of the Board and CEO, Gerald L. Storch;

•	Executive Vice President — Chief Financial Officer, F. Clay Creasey, Jr.;

•	Executive Vice President — Chief Operating Officer, Claire Babrowski;

•	Executive Vice President — President of “R” Us Brands, Ronald D. Boire;

•	President of Continental Europe, Antonio Urcelay; and

•	former Executive Vice President — Product Development, Safety & Sourcing, Richard Ruppert.
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
Objective of Our Compensation Program
The overall objective of our compensation program is to provide compensation opportunities that will allow us to attract and retain executive officers of a caliber and level of experience necessary to effectively manage our global business and motivate such executive officers to increase the value of our Company. We believe that, in order to achieve that objective, our program must:
•	provide each executive officer with compensation opportunities that are competitive with the compensation opportunities available to executives in comparable positions at companies with whom we compete for talent;

•	tie a significant portion of each executive officer’s compensation to our financial performance and his or her individual performance; and

•	align the interests of our executive officers with those of the Sponsors.

Elements of Our Compensation Program
Our executive compensation program consists of the following integrated components:
•	base salary;

•	annual incentive awards;

•	long-term incentives;

•	perquisites;

•	other benefits; and

•	benefits upon termination without cause or change of control.
Mix of Total Compensation
No formula or specific weightings or relationships are used with regard to the allocation of the various pay elements within the total compensation program. Cash compensation includes base salary and annual incentive awards which, for top executive officers, are targeted to approach or exceed base salaries to emphasize performance-based compensation. Perquisites and other types of non-cash benefits are used on a limited basis and represent only a small portion of total compensation for our executive officers. Stock compensation includes long-term incentives, which provide a long-term capital appreciation element to our executive compensation program and are partially service-based and partially performance-based. The bulk of deferred compensation is provided through our “TRU” Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”) and Supplemental Executive Retirement Plan (the “SERP”) for the U.S. officers. For Mr. Urcelay, the bulk of his deferred compensation is provided through his retirement plans, the Plan de Pensiones CajaMadrid Rent (the “Spain Savings Plan”) and certain annuity products from MAPFRE Vida (the “MAPFRE Policies”).
Initial Determination of Compensation
Prior to hiring a new executive officer to fill a vacant position, we typically describe the responsibilities of the position and the skills and level of experience required for the position to one or more national executive search firms. The search firms inform us about the compensation ranges of executives in positions with similar responsibilities at comparable companies and provide us with guidance as to how different skills and levels of experience impact those compensation ranges. In addition, the Sponsors inform us about the compensation ranges paid by their portfolio companies to executive officers with similar skills and experiences. By using the information obtained from the search firms and our Sponsors, we determine target compensation ranges for the positions we are seeking to fill, taking into account the individual candidate’s particular skills and levels of experience. In specific circumstances, when making an offer to a potential new executive officer, we also consider other factors such as the amount of unvested compensation that the executive officer has with his or her former employer. By using information provided by one or more search firms, we seek to ensure that the compensation information we consider is both comprehensive and reliable. We believe this process has enabled us to attract superior individuals for key positions by providing for reasonable and competitive compensation. Each of our named executive officer’s initial base salary, annual incentive award target and, in some instances, long-term incentives was determined through this process.
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
At the beginning of each fiscal year, Mr. Storch, our Chairman and CEO, reviews and approves the goals developed by each of our executive officers, other than himself, and the Executive Committee reviews and approves Mr. Storch’s goals. At the end of each fiscal year, Mr. Storch reviews the individual performance of each executive officer against his or her personal goals. Mr. Storch also prepares a self-evaluation of his own performance. He then presents his conclusions and recommendations with respect to base salary adjustments to the Executive Committee. The Executive Committee considers these conclusions and recommendations when determining any adjustments to our executive officers’ base salaries.
In fiscal 2008 and based upon performance during fiscal 2007, the following named executive officers received an increase in salary: Mr. Storch received an increase in salary of $100,000 from $1,000,000 to $1,100,000, Mr. Creasey received an increase in salary of $15,000 from $500,000 to $515,000, Ms. Babrowski received an increase in salary of $25,000 from $700,000 to $725,000, Mr. Urcelay received an increase in salary of $21,322 from $643,678 to $665,000 (based on the average annual conversion rate in fiscal 2007 of 1 EURO = $1.3856), and Mr. Ruppert received an increase in salary of $15,000 from $560,000 to $575,000.
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
Under the Management Incentive Plan, each executive officer has an annual incentive target expressed as a percentage of his or her salary. The target bonus percentages for our named executive officers were established in their employment agreements. Our named executive officers’ annual incentive award targets, expressed as a percentage of base salary, are as follows: 200% for Mr. Storch; 130% for Mr. Boire; 110% for Ms. Babrowski and 100% for Messrs. Creasey, Urcelay and Ruppert. Annual incentive award targets for Messrs. Creasey, Urcelay and Ruppert were increased from 90% to 100% for fiscal year 2008. Each executive officer’s annual incentive target is weighted 70% on the Company’s financial performance (“Financial Component”) and 30% on the executive officer’s personal performance (“Personal Component”). We believe that weighting the executive officers’ annual incentive targets in this way aligns the interests of our executive officers with the interests of the Sponsors by motivating the executive officers to increase the shareholder value of the Company as a whole, while also rewarding each of the executive officers for his or her individual performance.
The Financial Component is based on a combination of the Adjusted EBITDA results for the total Company and for one or more business units of the Company. We calculate Adjusted EBITDA, for this purpose, as earnings before interest, tax, depreciation and amortization, and further adjusted for the effects of certain period charges and gains or losses, including, among others, changes in foreign currency, minority interest, gains or losses on liquidations of subsidiaries or sales of properties, asset impairments and accounting changes. More detail about the calculation of Adjusted EBITDA is set forth in footnote 12 to the “Summary Compensation” table on page 98, including actual Adjusted EBITDA results. We believe that focusing solely on Adjusted EBITDA closely aligns the executive officers’ interests with those of the Sponsors. The Adjusted EBITDA goals for the Company and each business unit are established at the beginning of each year by the Executive Committee. The Adjusted EBITDA goals for fiscal 2008 were $1,140,300,000 for the total Company, $482,600,000 for Toys “R” Us — U.S. (now part of our Domestic segment), $437,600,000 for Babies “R” Us (now part of our Domestic segment), $458,900,000 for International, $47,629,000 for Central Europe (using the budgeted conversion rate of 1 EURO = 1.4802 USD), $58,025,000 for France (using the budgeted conversion rate of 1 EURO = 1.4802 USD), $69,400,000 for Iberia (using the budgeted conversion rate of 1 EURO = 1.4802 USD) and $91,436,000 for Canada (using the budgeted conversion rate of 1 CAD = 1.0048 USD). The Adjusted EBITDA goals for fiscal 2009 were set based on our Domestic segment.
The specific combination of Adjusted EBITDA measures that make up the Financial Component for a particular named executive officer relates to his or her primary job responsibilities. For example, corporate officers generally have a financial target based 50% on consolidated Adjusted EBITDA and 50% on Adjusted EBITDA of the Toys “R” Us, U.S., Babies “R” Us and International business units, weighted one-third for each business unit. However, if the named executive officer has primary responsibility for one business unit, the Financial Component of his or her annual bonus is based 50% on consolidated Adjusted EBITDA and 50% on Adjusted EBITDA for that particular business unit (except for Mr. Urcelay, whose annual bonus is based 25% on consolidated EBITDA, 25% on Iberia’s Adjusted EBITDA, 25% on France’s Adjusted EBITDA and 25% on Central Europe’s Adjusted EBITDA). We believe that these Financial Component weightings motivate our executive officers to work to improve the Company as a whole with appropriate emphasis on business unit results as the executive’s job responsibilities merit.
At the beginning of each year, the Executive Committee sets the threshold, target and maximum payout levels for the Financial Component of the Management Incentive Plan. The Executive Committee generally sets the target levels of achievement under the Management Incentive Plan at the Adjusted EBITDA targets for the Company and its business units, as applicable, which the Executive Committee determines when it establishes our business plan as part of our annual financial planning process whereby we assess the future operating environment and build projections of anticipated results. Achievement at the respective levels would result in a payout at the target level (i.e., 70% of the executive officer’s annual incentive target in fiscal 2008). If the applicable Adjusted EBITDA performance is less than the minimum threshold of the particular Adjusted EBITDA target, no bonus will be earned with respect to that portion of the Financial Component of the Management Incentive Plan. If Adjusted EBITDA performance is greater than 100% of any particular Adjusted EBITDA target, the executive officer’s total payout with respect to the Financial Component of the Management Incentive Plan (i.e., 70% of his or her annual incentive target) is capped at 300% of the Financial Component target (which means 210% of his or her annual incentive target).
The Personal Component of the annual incentive under the Management Incentive Plan is based on each executive officer’s individual performance measured against his or her personal business goals (as further described in the “Base Salary” section above), as assessed as part of the Company’s performance review process described under “Base Salary” above. The Executive Committee sets the threshold and maximum payout levels for the Personal Component of the Management Incentive Plan. The Executive Committee will first determine the average payout percentage of the annual incentive target for each eligible employee at the Company (including our executive officers) and will then determine the actual payout of the Personal Component portion of each executive officer’s annual incentive target, after considering the conclusions and recommendations provided by Mr. Storch with respect to executive officers other than himself. An executive officer’s payout with respect to the Personal Component of the Management Incentive Plan (i.e., 30% of his or her annual incentive target) is capped at 200% (which means 60% of his or her annual incentive target). The Executive Committee also considers how the payouts to the executive officers will affect the payouts for all eligible employees, as all percentage payouts to employees (including our executive officers) must equal the average payout percentage determined by the Executive Committee.
Notwithstanding the formulas described above for the Management Incentive Plan, the Executive Committee has the discretion to adjust the Personal Component and/or Financial Component for all participants (which includes our executive officers) of the Management Incentive Plan.
The “Grants of Plan-Based Awards in Fiscal 2008” table on page 101 of this Annual Report on Form 10-K shows the threshold, target and maximum Management Incentive Plan awards that each of our named executive officers was eligible to receive in fiscal 2008. The Management Incentive Plan awards actually earned by our named executive officers in fiscal 2008 are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” on page 98.
Long-Term Incentives
We believe that providing long-term incentives as a component of compensation helps us to attract and retain our executive officers. These incentives also align the financial rewards paid to our executive officers with the Company’s long-term performance, thereby encouraging our executive officers to focus on the Company’s long-term goals. We offer long-term incentives under the 2005 Management Equity Plan (the “Management Equity Plan”).
Under the Management Equity Plan, executive officers are eligible to purchase (or in some instances to receive without payment) restricted shares of our common stock, par value $.001 per share (“Common Stock”) and to receive stock options to purchase such Common Stock. Restricted shares of Common Stock may be purchased at a price equal to the fair value of the Common Stock. When the shares of Common Stock are purchased for fair value, they are fully vested upon purchase and are “restricted” in that the Company has a right to repurchase the shares under certain conditions. When the shares of Common Stock are granted without consideration, they generally have a vesting period designed to encourage retention of the executive officer. Stock options granted under the Management Equity Plan have an exercise price equal to the fair value of the underlying Common Stock on the grant date. Unless special vesting conditions are approved in an individual case, stock options granted under the Management Equity Plan are divided into three equal tranches, one of which vests over five years based on continued service (“service-based options”), and two of which vest (i) over five years based on both continued service and performance requirements (which requirements differ with respect to the two tranches) or (ii) after eight years (“performance-based options”). The service-based stock options are designed to encourage retention, while the performance-based stock options combine retention with reward for achieving designated levels of return on investment for the Sponsors. More detail about the restricted stock and stock options held by our named executive officers (including the vesting provisions related to these grants) are shown in the tables that follow this discussion, including the “Outstanding Equity Awards at 2008 Fiscal Year-End” table on page 102.
Our officers who were employed at the time of the Merger were offered the opportunity at that time to invest in the Company along with the Sponsors, by either making a cash investment to purchase restricted shares of Common Stock under the Management Equity Plan or rolling over previously existing options into the Management Equity Plan. Our named executive officers, who were hired after the Merger, are provided the option of making a cash investment to purchase restricted shares of Common Stock. The equity ownership of our named executive officers is set forth in the Beneficial Ownership table in Item 12 entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” of this Annual Report on Form 10-K.
Perquisites
We provide our executive officers with perquisites that we believe are reasonable and consistent with the perquisites that would be available to them at other potential employers. We provide each of our executive officers with a car allowance or company-leased car; financial planning, accounting and tax preparation services; legal services; an annual executive physical; and reimbursement of relocation expenses. Perquisites are valued at aggregate incremental cost to the Company.
For more information regarding perquisites for our executive officers, see the “Summary Compensation Table” on page 98 of this Annual Report on Form 10-K. For information on the incremental costs of these perquisites, see the footnotes to the Summary Compensation Table on pages 98 and 99.
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
We maintain the Savings Plan in which our U.S. named executive officers who have at least one year of employment with the Company are eligible to participate, along with a substantial majority of our employees. Effective January 1, 2009, the eligibility was changed from six months of employment to one year of employment. The Savings Plan is a traditional 401(k) plan, under which the Company matches 100% up to the first 5% of each plan participant’s (including our executive officers) earnings up to the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) limit for each respective year in which the executive officer participates in the Savings Plan. Effective January 1, 2009, the Company’s matching contribution was changed from a maximum of 5% to a maximum of 4% for all participants in the Savings Plan.
We also maintain the SERP for U.S. officers of the Company, including executive officers, who have one year of employment with the Company. Prior to January 1, 2009, the eligibility requirement was six months of employment with the Company. Participants are generally 100% vested in their SERP accounts after completing five years of employment with the Company. The SERP provides supplemental retirement benefits that restore benefits to individuals whose retirement benefits are affected by the Internal Revenue Code limit on the maximum amount of compensation that may be taken into account under the Savings Plan. We intend the SERP to constitute an unfunded deferred compensation plan that is a “top-hat” plan under the Employee Retirement Income Security Act of 1974. We believe the SERP gives our executive officers parity in terms of retirement benefits with our other employees whose benefits are not subject to these limitations. In addition, the SERP supports the financial security component of compensation by providing a level of retirement benefits that is based on the actual level of compensation earned by our named executive officers during their employment rather than only a portion of such compensation.
Mr. Urcelay, along with certain other management employees in Spain, participates in the Spain Savings Plan, which is a defined contribution pension plan. This plan is a product offered by CajaMadrid, a Spanish bank, and participation in this plan is not limited to our management employees but rather is available to other companies and investors who elect to participate. Mr. Urcelay will be eligible to receive this benefit at age 65, or a reduced benefit beginning at age 60. The benefit is paid either as a lump sum or as an annuity. Pursuant to his employment agreement, Mr. Urcelay is entitled to receive annual contributions equal to 15% of his base salary (the “Contribution Amount”). Spanish regulations limit company contributions to the Spain Savings Plan to €12,500 ($16,016 at January 31, 2009) per year. The remaining balance of the Contribution Amount is utilized to purchase certain additional annuity products under the MAPFRE Policies, which provide certain payments to Mr. Urcelay upon maturity of each policy and prior to maturity, in the event of Mr. Urcelay’s disability or death.

Benefits Upon Termination or Change of Control
Pursuant to their employment agreements, our executive officers are entitled to benefits upon termination or change of control. We believe these benefits play an important role in attracting and retaining high caliber executive officers and permit our executive officers to focus on their responsibilities for the Company without distractions caused by uncertainties in the context of an actual or threatened change of control. We also believe these benefits play an important role in protecting the Company’s highly competitive business by restricting our executive officers from working for a competitor during the severance period. These benefits and restrictions are described in more detail beginning on page 104.
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
THE EXECUTIVE COMMITTEE
Michael M. Calbert
Michael D. Fascitelli
Matthew S. Levin

SUMMARY COMPENSATION TABLE
The following table summarizes the compensation awarded to, earned by or paid to the named executive officers for fiscals 2008, 2007 and 2006.

									Change in
									Pension value
									and
									Nonqualified
								Non-Equity	Deferred
	Fiscal				Stock		Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus		Awards		Awards (1)	Compensation (12)	Earnings	Compensation		Total
Gerald L. Storch,	2008	$1,084,615	$—		$—		$2,291,334	$1,278,265	$—	187,363	(2)	$4,841,577
Chairman of the	2007	1,000,000	—		—		2,379,215	2,423,490	—	253,009		6,055,714
Board and Chief	2006	1,000,000	—		—		2,379,215	3,533,828	—	275,610		7,188,653
Executive Officer

F. Clay Creasey, Jr.,	2008	512,692	—		—		542,858	299,230	—	83,928	(3)	1,438,708
EVP - Chief	2007	492,307	—		—		271,429	545,285	—	170,586		1,479,607
Financial Officer	2006	346,154	—		—		—	685,225	—	194,836		1,226,215

Claire Babrowski,	2008	721,154	—		—		453,794	403,559	—	119,463	(4)	1,697,970
EVP - Chief	2007	473,846	—		—		226,897	817,544	—	363,301		1,881,588
Operating Officer

Ronald D. Boire,	2008	800,000	—		68,749	(5)	1,099,671	234,000	—	116,612	(6)	2,319,032
EVP - President of	2007	792,308	—		412,495	(5)	1,099,671	628,976	—	222,958		3,156,408
“R” Us Brands	2006	418,269	750,000	(7)	618,743	(5)	824,754	1,987,553	—	196,403		4,795,722

Antonio Urcelay, (8)	2008	695,458	—		—		15,317	539,665	—	294,249	(9)	1,544,689
EVP - President,
Continental Europe

Richard Ruppert,	2008	406,827	—		50,000	(10)	294,630	22,924	—	1,302,152	(11)	2,076,533
EVP - Product	2007	558,461	—		150,000	(10)	294,630	535,119	—	194,854		1,733,064
Development, Safety & Sourcing

(1)	Represents the compensation costs of options to purchase shares of Common Stock recognized for financial statement reporting purposes for fiscals 2008, 2007 and 2006, as applicable, under SFAS 123(R). See Note 8 to our Consolidated Financial Statements entitled “STOCK-BASED COMPENSATION” for the assumptions made in determining SFAS 123(R) values. In connection with each executive officer’s purchase or grant of shares of Common Stock either at the time of the Merger or at the time of his or her hire, each named executive officer received, at no further cost, option awards to purchase shares of Common Stock. See the “Outstanding Equity Awards at 2008 Fiscal Year-end” table below for the vesting terms and conditions of these awards.

(2)	Includes $16,306 for a leased car, $4,400 for financial planning services, $163,328 of Company contribution to the SERP, $789 for life insurance premiums, $1,040 for long-term disability premiums, and $1,500 for an executive physical.

(3)	Includes $18,015 for a leased car, $10,121 for financial planning services, $11,168 of Company matching contribution to the Savings Plan, $41,312 of Company contribution to the SERP, $772 for life insurance premiums, $1,040 for long-term disability premiums, and $1,500 for an executive physical.

(4)	Includes $21,600 for car allowance, $17,814 for financial planning services, $12,929 of Company matching contribution to the Savings Plan, $65,291 of Company contribution to the SERP, $789 for life insurance premiums and $1,040 for long-term disability premiums.

(5)	Represents the compensation costs of shares of Common Stock recognized for financial statement reporting purposes for fiscals 2008, 2007 and 2006, as applicable, under SFAS 123(R). See Note 8 to the Consolidated Financial Statements entitled “STOCK-BASED COMPENSATION” for the assumptions made in determining SFAS 123(R) values. Mr. Boire was granted 41,121 shares of Common Stock on July 17, 2006 (the “Grant Date”) in connection with his employment with the Company. These shares of Common Stock time vested in two equal annual installments commencing on the first anniversary of the Grant Date.

(6)	Includes $20,058 for a leased car, $20,000 for financial planning services, $13,276 of Company matching contribution to the Savings Plan, $59,949 of Company contribution to the SERP, $789 for life insurance premiums, $1,040 for long-term disability premiums, and $1,500 for an executive physical.

(7)	Represents his sign-on bonus.

(8)	Mr. Urcelay is compensated in Euros. His compensation has been converted to U.S. dollars using a rate equal to the average monthly rate for fiscal 2008 of 1.0000 Euros = 1.4594 USD.

(9)	Includes $31,727 for a leased car, $855 for financial planning services, $181,139 of Company contribution to the Spain Savings Plan and for the purchase annuity products under the MAPFRE Policies, $71,119 for executive life insurance premiums, and $9,409 for executive medical premiums.

(10)	Represents the compensation costs of shares of Common Stock recognized for financial statement reporting purposes for the year under SFAS 123(R). See Note 8 to our Consolidated Financial Statements entitled “STOCK-BASED COMPENSATION” for the assumptions made in determining SFAS 123(R) values. Mr. Ruppert was granted 12,500 shares of Common Stock on August 6, 2007 (the “Grant Date”) in connection with his employment with the Company. These shares of Common Stock time vest in two equal annual installments commencing on the first anniversary of the Grant Date. Mr. Ruppert forfeited 6,250 of these shares when his employment terminated on October 18, 2008.

(11)	Includes $15,369 for car allowance, $8,379 for financial planning services, $9,583 of Company matching contributions to the Savings Plan, $595 for life insurance premiums, $760 for long-term disability premiums, $1,500 for an executive physical, $1,253,869 for severance, $9,885 for the continuation of certain benefits and $2,212 for vacation pay.

(12)	Non-Equity Incentive Plan Compensation for fiscals 2008 and 2007 is based on the actual Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (earnings before interest income (expense), provision for income taxes, depreciation and amortization), as further adjusted to exclude the effects of certain period charges and gains or losses, including, among others, changes in foreign currency, minority interest, gains or losses on liquidations of subsidiaries or sales of properties, asset impairments and accounting changes. Although the nature of many of these period charges and gains or losses is recurring, we have historically excluded such impact from internal performance assessments. A reconciliation of Net earnings to Adjusted EBITDA for fiscals 2008 and 2007 is as follows:

	For the Years Ended
	January 31,	February 2,
(In millions)	2009	2008
Net earnings	$218	$153

Add:
Interest expense	419	503
Interest income	(16)	(27)
Income tax expense	7	65
Depreciation and amortization	399	394

EBITDA	1,027	1,088

Adjustments:
Foreign currency translation (a)	33	(34)
Impairment losses on long-lived assets	33	13
Sponsor management and advisory fees	18	18
McDonald’s Japan contract termination	14	5
Gift card breakage accounting change	(59)	—
Minority interest (b)	(49)	(46)
Gain on liquidation of TRU (HK) Limited	(39)	—
Gains on sales of properties	(5)	(33)
Other (c)	29	8

Adjusted EBITDA — Consolidated (d)	$1,002	$1,019

(a)	Represents the difference between budgeted foreign translation rates which were set as last year’s period-end rates and the actual translation impact on our results of operations. The functional currencies of our foreign subsidiaries are their respective local currencies. The operating results of our subsidiaries are translated into U.S. dollars using the average exchange rates.

(b)	Represents the minority interest in Toys-Japan. Prior to fiscal 2008, we owned approximately 48% of Toys-Japan common stock. In 2008, we increased our investment in Toys-Japan by purchasing an additional 14.35% share of Toys-Japan to bring our total ownership percentage in Toys-Japan to approximately 62%. See Note 19 to our Consolidated Financial Statements entitled “TOYS-JAPAN SHARE ACQUSITION” for further details. The adjustments for both fiscal 2008 and fiscal 2007 represent the elimination of the minority interest in the Adjusted EBITDA of Toys-Japan. For fiscal 2008, although our ownership percentage of Toys-Japan increased to 62%, our adjustment to EBITDA reflects the 48% ownership percentage at the date we developed our compensation targets.

(c)	Represents miscellaneous other charges consisting primarily of store closing costs, insurance settlements, restructuring, and severance which are not individually significant for separate disclosure.

(d)	Included in Consolidated Adjusted EBITDA are actual Adjusted EBITDA results for certain business units used in calculating Management Incentive Plan compensation. Actual Adjusted EBITDA results in fiscal 2008 were $420,304,988 for Toys “R” Us — U.S. (now part of our Domestic segment), $407,265,023 for Babies “R” Us (now part of our Domestic segment), $370,183,862 for International, $35,908,000 for Central Europe, $54,766,000 for France, $67,773,000 for Iberia and $81,005,000 for Canada.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2008

							All
							Other	All Other
							Stock	Option	Per Share
				Estimated Number of Future Payouts			Awards:	Awards:	Exercise	Grant Date
	Estimated Potential Payouts Under			Under			Number of	Number of	or Base	Fair Value of
	Non-Equity			Equity Incentive			Shares	Securities	Price of	Stock and
	Incentive Plan Awards(1)			Plan Awards			of Stock	Underlying	Option	Option
Name	Threshold(2)	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Storch	$550,000	$2,200,000	$5,940,000	—	—	—	—	—	$—	$—
Creasey	128,750	515,000	1,390,500	—	—	—	—	—	—	—
Babrowski	199,375	797,500	2,153,250	—	—	—	—	—	—	—
Boire	260,000	1,040,000	2,808,000	—	—	—	—	—	—	—
Urcelay	175,105	700,419	1,891,130	—	—	—	—	—	—	—
Ruppert	143,750	575,000	1,552,500	—	—	—	—	—	—	—

(1)	These amounts reflect estimated possible payouts under our annual incentive awards granted in fiscal 2008. Our Executive Committee approves the threshold, target and maximum payment amounts at the beginning of each fiscal year. In fiscal 2008, they were approved on August 19, 2008. The maximum, which refers to the maximum payout possible under the Management Incentive Plan, for fiscal 2008 is 300% of the Financial Component target and 200% of the Personal Component target. For a further description of these awards, see the “Compensation Discussion and Analysis —Elements of Our Compensation Program — Annual Incentive Awards” section set forth above. The following Financial Component weightings have been set for our named executive officers:
•	For Messrs. Storch, Creasey, and Ruppert, and Ms. Babrowski, who serve in corporate positions for the Company (i.e., they are not directly responsible for a specific business unit), the Financial Component of their annual incentive target is based 50% on the Adjusted EBITDA results for the total Company, 50% on the Adjusted EBITDA results of the Toys “R” Us — U.S., Babies “R” Us and International business units weighted one-third each.

•	For Mr. Boire, in his capacity as the President of Toys “R” Us, North America for fiscal year 2008, the Financial Component target is based 50% on the Adjusted EBITDA results for the total Company, 45% on the Adjusted EBITDA results for the Toys “R” Us — U.S. business unit and 5% on the Adjusted EBITDA results for Toys “R” Us, Canada.

•	For Mr. Urcelay, the President of Continental Europe, the Financial Component target is based 25% on the Adjusted EBITDA results for the total Company, 25% on the Adjusted EBITDA results for Toys “R” Us, Iberia, 25% on the Adjusted EBITDA results for Toys “R” Us, France and 25% on the Adjusted EBITDA results for Toys “R“Us, Central Europe.

(2)	The Threshold amount shown is 25% of the Target amount, which is comprised of the Financial Component and the Personal Component. The Financial Component pays out at 25% of the Target amount if the threshold payout level is met. If the Threshold payout level is not met, no Financial Component will be paid. The Personal Component threshold amount is set each year. In fiscal 2008, the Threshold was 25%.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

		Option Awards					Stock Awards
									Equity
									Incentive	Equity
				Equity					Plan	Incentive
				Incentive					Awards:	Plan Awards:
				Plan					Number of	Market or
				Awards:				Market	Unearned	Payout Value
		Number of		Number of			Number of	Value of	Shares,	of Unearned
		Securities	Number of Securities	Securities			Shares or	Shares or	Units or	Shares, Units
		Underlying	Underlying	Underlying			Units of	Units of	Other	or Other
		Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Rights That	Rights That
	Grant	Options	Options	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Date	Exercisable(1)	Unexercisable(2)	Options (3)	Price	Date	Vested	Vested	Vested	Vested
Storch	2/7/2006	99,689	149,533	498,442	$26.75	2/7/2016	—	$—	—	$—
Creasey	8/6/2007	—	40,947	81,894	32.00	8/6/2017	—	—	—	—
Babrowski	8/6/2007	—	34,229	68,458	32.00	8/6/2017	—	—	—	—
Boire	7/17/2006	45,042	67,562	225,208	26.75	7/17/2016	—	—	—	—
Urcelay	7/21/2005	24,568	16,379	81,894	26.75	7/21/2015	—	—	—	—
	4/1/2003	25,000	—	—	8.25	4/1/2013	—	—	—	—
	10/16/2000	12,383	—	—	15.53	10/16/2010	—	—	—	—
Ruppert (4)	8/6/2007	—	—	—	—	—	—	—	—	—

(1)	In connection with the Merger, holders of vested stock options (“Pre-Merger Options”) to purchase equity in the Company were permitted to exchange these Pre-Merger Options for a like value of fully vested stock options (“Rollover Options”) to purchase shares of Common Stock under the Management Equity Plan. The stock options listed in this column include the rollover options held by those named executive officers that elected to receive Rollover Options rather than receive a cash distribution. In addition, this column also includes Tranche I Options (as defined below).

(2)	These options (“Tranche I Options”) time vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date.

(3)	These options will vest if both the time and performance criteria are met. The options time vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date. Certain of the options (“Tranche II Options”) will performance vest upon the earlier to occur of: (i) a Change in Control (as defined in the Management Equity Plan) in which both (A) the Sponsor IRR (as defined in the Management Equity Plan) upon the consummation of the Change in Control is equal to or greater than 15%, and (B) the Sponsor Inflows (as defined in the Management Equity Plan) prior to and in connection with such Change in Control are at least two times the Sponsor Outflows (as defined in Management Equity Plan) prior to such Change in Control; or (ii) any day on which both (A) the Sponsor IRR measured as of such measurement date is equal to or greater than 15%, and (B) the Sponsor Inflows through such date are at least two times the Sponsor Outflows through such measurement date. The remaining options (“Tranche III Options”) will performance vest upon the earlier to occur of: (i) a Change in Control in which both (A) the Sponsor IRR upon the consummation of the Change in Control is equal to or greater than 20%, and (B) the Sponsor Inflows prior to and in connection with such Change in Control are at least three times the Sponsor Outflows prior to such Change in Control; or (ii) any day on which both (A) the Sponsor IRR measured as of such measurement date is equal to or greater than 20%, and (B) the Sponsor Inflows through such date are at least three times the Sponsor Outflows through such measurement date. Notwithstanding the foregoing, all Tranche II Options and Tranche III Options shall vest in full on the date which is eight years after the date on which such options were first granted so long as the executive officer remains employed by the Company.

(4)	Mr. Ruppert forfeited 6,250 unvested restricted shares when his employment was terminated on October 18, 2008.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2008

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise(1)	Exercise	Vesting	Vesting(3)
Storch	—	$—	—	$—
Creasey	—	—	—	—
Babrowski	—	—	—	—
Boire	—	—	20,560 (2)	699,040
Urcelay	—	—	—	—
Ruppert	—	—	6,250 (2)	212,500

(1)	None of our named executive officers exercised any stock options during fiscal 2008.

(2)	Mr. Boire and Mr. Ruppert had shares of restricted stock vest on July 17, 2008 and August 6, 2008, respectively.

(3)	Value realized on vesting represents the fair value of our stock of $34.00 on the day of vesting multiplied by the number of shares that vested.
NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2008

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions in	Earnings	Withdrawals /	Balance at Last
Name	in Last FY	Last FY (1)(2)	at Last FY (3)	Distributions	FYE (4)
Storch	$—	$163,328	$12,402	$—	$426,286
Creasey	—	41,312	2,560	—	95,136
Babrowski	—	65,291	587	—	74,283
Boire	—	59,949	6,524	—	199,845
Urcelay (5)	—	162,897	35,479	—	792,632
Ruppert	—	—	—	—	— (6)

(1)	We make an annual contribution to the SERP for each U.S. executive officer who is employed on the last day of the SERP plan year. The amount of the contribution is equal to 5% of that portion of the executive officer’s “total compensation” in excess of the dollar limits under Internal Revenue Code Section 401(a)(17). Effective January 1, 2009, the contribution percentage was changed to 4%. Generally, total compensation means compensation as reported on Form W-2 with the Internal Revenue Service or such other definition as is utilized under the Savings Plan. However, total compensation includes amounts paid pursuant to our Management Incentive Plan but does not include sign-on bonuses, retention bonuses, project completion bonuses or other types of success bonuses. The Executive Committee may at its discretion also credit additional notional contributions if the Company had an exceptional year. Each U.S. executive’s SERP account will be credited or debited with “Declared Interest,” which will be based upon hypothetical investments selected by the executive officer pursuant to procedures established by the administrative committee that administers the SERP. The Administrator of the SERP determines the number of investment options available under the SERP and such investment options are comprised of a subset of the investment options available under the Savings Plan. Participants in the SERP have the right to change their hypothetical investment selections on a daily basis. The contributions made by the Company vest five years after the executive officer’s first day of employment with the Company. All SERP distributions are paid in lump sums.

(2)	All contributions that we made for each executive officer during fiscal 2008 were included in the “All Other Compensation” column of the Summary Compensation Table above.

(3)	Earnings on nonqualified deferred compensation were not required to be reported in the Summary Compensation Table.

(4)	Of the aggregate balance amount set forth in this column, $248,672, $51,050, $8,404, $133,042 and $22,683 were previously reported in the Summary Compensation table for Messrs. Storch, Creasey, Ms. Babrowski, Mr. Boire and Mr. Ruppert respectively, for prior fiscal years.

(5)	These amounts reflect the annuity products purchased for the benefit of Mr. Urcelay under the MAPFRE Polices.

(6)	Mr. Ruppert forfeited his balance when his employment was terminated on October 18, 2008.

PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
Employment Agreements
We maintain employment agreements with each of our named executive officers that provide certain benefits upon termination of employment or change of control and certain restrictive covenants.
For Messrs. Storch, Creasey and Boire and Ms. Babrowski:
Termination for Cause, Resignation Without Good Reason or Retirement. If one of the above named executives’ employment is terminated for cause or he or she resigns without good reason (as such terms are defined in each of their employment agreements), the executive will receive:
•	any base salary earned, but unpaid as of the date of his or her termination; and

•	any employee benefits that he or she may be entitled to under the Company’s employee benefit plans.
In addition, Mr. Storch and Ms. Babrowski will also receive any annual incentive award for the immediately preceding fiscal year that is earned but unpaid as of the date of his or her termination.
Termination Due to Death or Disability. If one of the above named executives dies, or if we terminate his or her employment due to disability, he or she (or his or her estate) will receive:
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
Termination Without Cause or Resignation for Good Reason. If one of the above named executives’ employment is terminated without cause or he or she resigns for good reason, he or she will receive:
•	any base salary earned, but unpaid as of the date of his or her termination;

•	any employee benefits that he or she may be entitled to under the Company’s employee benefit plans;

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of his or her termination;

•	a pro-rata portion of his or her annual incentive award earned through the date of termination, based on the Company’s actual results as opposed to his or her target annual incentive award;

•	for Mr. Storch, an amount equal to the sum of (x) two times his base salary and (y) the product of (i) the actual annual incentive award he received for the fiscal year immediately preceding the year of the termination of his employment and (ii) the “Severance Period,” as expressed in years (the “Severance Period” shall initially be a twelve month period commencing on the executive’s termination of employment, which period shall be increased by three months on each anniversary of the hire date prior to such termination of employment, up to a maximum of twenty-four months);

•	for each of Messrs. Creasey and Boire and Ms. Babrowski, an amount equal to the sum of (x) the product of the Severance Period, as expressed in years, times his or her base salary and (y) one times the actual annual incentive award he or she received for the fiscal year immediately preceding the year of the termination of his or her employment; and

•	continuation of medical, dental and life insurance benefits, with the executive paying a portion of such costs as if his or her employment had not terminated, until the earlier to occur of (i) the end of the Severance Period or (ii) the date on which the executive commences to be eligible for coverage under substantially comparable medical, dental and life insurance benefit plans from any subsequent employer.
Restrictive Covenants. During the term of their employment and during the Severance Period, each of Messrs. Storch, Creasey and Boire and Ms. Babrowski has agreed not to:
•	engage in any business that directly or indirectly is a Competitive Business (as defined in each of their employment agreements);

•	enter the employ of, or render any services to, any person who or which engages in a Competitive Business;

•	acquire a financial interest in, or otherwise become actively involved with, any Competitive Business, directly or indirectly;

•	interfere with, or attempt to interfere with, business relationships between the Company or any of its affiliates and customers, clients, suppliers, partners, members or investors of the Company or its affiliates;

•	solicit to leave the employment of, or encourage any employee of the Company or its affiliates to leave the employment of, the Company or its affiliates;

•	hire any such employee who was employed by the Company or its affiliates as of the date of his or her termination of employment with the Company or who left the employment of the Company or its affiliates coincident with, or within one year prior to, the termination of his or her employment with the Company; and

•	solicit to leave the employment of, or encourage to cease to work with, as applicable, the Company or its affiliates or any consultant, supplier or service provider under contract with the Company or its affiliates.
In addition, during the term of his or her employment and anytime thereafter, each of the above named executive officers has agreed not to use for his or her benefit or disclose any of the Company’s confidential information.
For Mr. Urcelay:
Termination Without Cause or Due to Relocation. If Mr. Urcelay’s employment is terminated for reasons other than cause or if he resigns due to a requirement to relocate outside of the Madrid, Spain area, he will receive:
•	eighteen months base salary;

•	actual achieved annual incentive award up to a maximum of his target annual incentive award for the eighteen month period after his termination, based on the Company’s actual results, as opposed to his target annual incentive award;

•	continuation of car benefit for eighteen months, excluding gas, maintenance and other usage-related expenses;

•	continuation of health benefits for eighteen months;

•	continuation of the use of his Company provided laptop computer and cell phone for eighteen months, except that he will be responsible for the costs of all telephone calls;

•	any stock options and restricted stock will continue vesting for ninety days after the date of termination, subject to the vesting provision of the Management Equity Plan, but once the ninety day period has elapsed any unvested stock options will be automatically cancelled;

•	up to thirty days following the expiration of the eighteen-month period after his termination date, he may exercise any vested stock options; subject to the vesting provisions of the Management Equity Plan; and

•	continuation of Company contributions to his defined contribution plan and provision of tax advice for eighteen months.
Termination Due to Change in Control or Resignation Due to Relocation or Change in Position after Change in Control. If Mr. Urcelay is terminated due to a change in control (as defined in his employment agreement), resigns due to a requirement to relocate outside of the Madrid, Spain area due to a change in control, or resigns due to his removal as President of Continental Europe and is not offered another professional position in the Company in the Madrid, Spain area with equivalent target compensation, he will receive eighteen months gross pay, which is determined by (i) dividing the last twelve months salary and target annual incentive award by twelve and (ii) multiplying the result by eighteen.
Restrictive Covenants. Mr. Urcelay’s benefits described above are subject to his promise that for a period of eighteen months following the termination of his employment, he will not:
•	carry out any other business, similar or equal to the Company or which otherwise competes with the business of the Company directly or indirectly, individually or as an employee, consultant, or in any other capacity, unless the competitive business represents less than ten percent of the whole business turnover;

•	call upon, communicate with, attempt to communicate with or solicit business from any client or customer of the Company or any person responsible for referring business to the Company, or any competitor of the Company, or for his own interest if he should become a competitor of the Company; and

•	take any action to assist any successor employer or entity in employment solicitation or recruiting any employee who had worked for the Company during the immediate six months prior to his termination.
Management Equity Plan
The Management Equity Plan governs the vesting and exercise of stock options and restricted stock (issued under the Management Equity Plan) upon termination of employment.

Under the Management Equity Plan, if an executive officer ceases to be employed by the Company or any of its subsidiaries for any reason, then the portion of such executive officer’s stock options that have not fully vested as of such executive officer’s date of termination of employment (the “Termination Date”) shall expire at such time. In addition, upon consummation of a Change in Control (as defined in the Management Equity Plan), all Tranche II Options and Tranche III Options will expire if they do not vest in accordance with the vesting provisions described in Footnote 3 of the “Outstanding Equity Awards At 2008 Fiscal Year-End” table set forth above.
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
In the event that an executive officer ceases to be employed by the Company or any of its subsidiaries for any reason, all Common Stock held by such executive officer (including vested options to purchase shares of Common Stock) may be subject to purchase by the Company and the Sponsors, solely at their option, unless such executive officer’s Award Agreement gives the executive officer the right to force the Company to purchase his or her Common Stock. Please see the “Summary of Payments and Benefits Upon Termination or Change in Control” tables below for more information.
Summary of Payments and Benefits Upon Termination or Change In Control
The following tables summarize the estimated value of the termination payments and benefits that each of our named executive officers would receive if there was a change in control and/or his or her employment was terminated on January 31, 2009 under the various circumstances described in the tables.
Gerald L. Storch

						Termination
						Without Cause or
						Resignation
	Termination	Termination				for Good
	for Cause or	Without				Reason in
	Resignation	Cause or				connection with a
	Without	Resignation			Long-Term	Change of	Change in
Type of Payment	Good Reason	For Good Reason	Retirement	Death	Disability	Control	Control
Severance	$—	$5,835,235	$—	$—	$—	$5,835,235	$—
Fiscal 2008 Annual Bonus earned but unpaid	1,278,265	1,278,265	1,278,265	1,278,265	1,278,265	1,278,265	—
Fiscal 2006 Stock Option Grant (1)	—	—	—	—	—	1,084,114	1,084,114
SERP balance	—	—	426,286	426,286	426,286	—	—
Benefit Continuation (2)	—	11,862	—	—	—	11,862	—

TOTAL	$1,278,265	$7,125,362	$1,704,551	$1,704,551	$1,704,551	$8,209,476	$1,084,114

(1)	The unvested portion of Tranche I Options will accelerate and become vested upon a change in control. In calculating the amount set forth in the table, we utilized a per share value of $34.00, which was the fair value of our shares of Common Stock as of October 1, 2008. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed. The shares of Common Stock were not valued as of our fiscal year end, and the fair value for such shares is likely to have declined since the date of the most recent valuation. Accordingly, the amount set forth in the table is likely to be higher than the amount that would have been determined if a valuation had been conducted at fiscal year end.

(2)	Represents estimated Company costs based on fiscal 2009 projections for medical, dental and life insurance coverage for the duration of the Severance Period.
Pursuant to the Management Equity Plan, if the Company terminates Mr. Storch’s employment for Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Mr. Storch’s shares of Common Stock at the lesser of (i) the value on the date of issuance and (ii) the fair value. If Mr. Storch resigns with or without Good Reason (as defined in his employment agreement) or if the Company terminates Mr. Storch’s employment without Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Mr. Storch’s shares of Common Stock at fair value. If Mr. Storch retires, dies or becomes disabled, the Company may purchase, or Mr. Storch may require the Company to purchase, Mr. Storch’s shares of Common Stock at fair value. These repurchase rights also apply to the shares of Common Stock underlying each vested stock option.
Upon any termination, Mr. Storch has the right to withdraw his Savings Plan balance, which, as of January 31, 2009, was $0.
All U.S. benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) the life insurance benefit is an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000 and (ii) the long-term disability coverage is an amount equal to 60% of the individual’s monthly base salary, up to a maximum of $20,000 per month. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.
F. Clay Creasey, Jr.

						Termination
						Without Cause or
						Resignation
	Termination	Termination				for Good
	for Cause or	Without				Reason in
	Resignation	Cause or				connection with a
	Without	Resignation			Long-Term	Change of	Change in
Type of Payment	Good Reason	For Good Reason	Retirement	Death	Disability	Control	Control
Severance	$—	$1,317,785	$—	$—	$—	$1,317,785	$—
Fiscal 2008 Annual Bonus earned but unpaid	—	299,230	—	299,230	299,230	299,230	—
Fiscal 2007 Stock Option Grant (1)	—	—	—	—	—	81,894	81,894
SERP balance	—	—	95,136	95,136	95,136	—	—
Benefit Continuation (2)	—	7,019	—	—	—	7,019	—

TOTAL	$—	$1,624,034	$95,136	$394,366	$394,366	$1,705,928	$81,894

(1)	The unvested portion of Tranche I Options will accelerate and become vested upon a change in control. In calculating the amount set forth in the table, we utilized a per share value of $34.00, which was the fair value of our shares of Common Stock as of October 1, 2008. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed. The shares of Common Stock were not valued as of our fiscal year end, and the fair value for such shares is likely to have declined since the date of the most recent valuation. Accordingly, the amount set forth in the table is likely to be higher than the amount that would have been determined if a valuation had been conducted at fiscal year end.

(2)	Represents estimated Company costs based on fiscal 2009 projections for medical, dental and life insurance coverage for the duration of the Severance Period.
Pursuant to the Management Equity Plan, if the Company terminates Mr. Creasey’s employment for Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Mr. Creasey’s shares of Common Stock at the lesser of (i) the value on the date of issuance and (ii) the fair value. If Mr. Creasey resigns with or without Good Reason (as defined in his employment agreement) or if the Company terminates Mr. Creasey’s employment without Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Mr. Creasey’s shares of Common Stock at fair value. If Mr. Creasey retires, dies or becomes disabled, the Company and the Sponsors may purchase, solely at their option, Mr. Creasey’s shares of Common Stock at fair value. These repurchase rights also apply to the shares of Common Stock underlying each vested stock option.
Upon any termination, Mr. Creasey has the right to withdraw his Savings Plan balance, which, as of January 31, 2009, was $97,223.
All U.S. benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) the life insurance benefit is an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000 and (ii) the long-term disability coverage is an amount equal to 60% of the individual’s monthly base salary, up to a maximum of $20,000 per month. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

Claire Babrowski

						Termination
						Without Cause or
						Resignation
	Termination	Termination				for Good
	for Cause or	Without				Reason in
	Resignation	Cause or				connection with a
	Without	Resignation			Long-Term	Change of	Change in
Type of Payment	Good Reason	For Good Reason	Retirement	Death	Disability	Control	Control
Severance	$—	$1,723,794	$—	$—	$—	$1,723,794	$—
Fiscal 2008 Annual Bonus earned but unpaid	403,559	403,559	403,559	403,559	403,559	403,559	—
Fiscal 2007 Stock Option Grant (1)	—	—	—	—	—	68,458	68,458
SERP balance	—	—	74,283	74,283	74,283	—	—
Benefit Continuation (2)	—	3,915	—	—	—	3,915	—

TOTAL	$403,559	$2,131,268	$477,842	$477,842	$477,842	$2,199,726	$68,458

(1)	The unvested portion of Tranche I Options will accelerate and become vested upon a change in control. In calculating the amount set forth in the table, we utilized a per share value of $34.00, which was the fair value of our shares of Common Stock as of October 1, 2008. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed. The shares of Common Stock were not valued as of our fiscal year end, and the fair value for such shares is likely to have declined since the date of the most recent valuation. Accordingly, the amount set forth in the table is likely to be higher than the amount that would have been determined if a valuation had been conducted at fiscal year end.

(2)	Represents estimated Company costs based on fiscal 2009 projections for medical, dental and life insurance coverage for the duration of the Severance Period.
Pursuant to the Management Equity Plan, if the Company terminates Ms. Babrowski’s employment for Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Ms. Babrowski’s shares of Common Stock at the lesser of (i) the value on the date of issuance and (ii) the fair value. If Ms. Babrowski resigns with or without Good Reason (as defined in her employment agreement) or if the Company terminates Ms. Babrowski’s employment without Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Ms. Babrowski’s shares of Common Stock at fair value. If Ms. Babrowski retires, dies or becomes disabled, the Company and the Sponsors may purchase, solely at their option, Ms. Babrowski’s shares of Common Stock at fair value. These repurchase rights also apply to the shares of Common Stock underlying each vested stock option.
Upon any termination, Ms. Babrowski has the right to withdraw her Savings Plan balance, which, as of January 31, 2009, was $32,987.
All U.S. benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) the life insurance benefit is an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000 and (ii) the long-term disability coverage is an amount equal to 60% of the individual’s monthly base salary, up to a maximum of $20,000 per month. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

Ronald D. Boire

						Termination
						Without Cause or
						Resignation
	Termination	Termination				for Good
	for Cause or	Without				Reason in
	Resignation	Cause or				connection with a
	Without	Resignation			Long-Term	Change of	Change in
Type of Payment	Good Reason	For Good Reason	Retirement	Death	Disability	Control	Control
Severance	$—	$1,828,976	$—	$—	$—	$1,828,976	$—
Fiscal 2008 Annual Bonus earned but unpaid	—	234,000	—	234,000	234,000	234,000	—
Fiscal 2006 Stock Option Grant (1)	—	—	—	—	—	489,825	489,825
SERP balance	—	—	199,845	199,845	199,845	—	—
Benefit Continuation (2)	—	7,019	—	—	—	7,019	—

TOTAL	$—	$2,069,995	$199,845	$433,845	$433,845	$2,559,820	$489,825

(1)	The unvested portion of Tranche I Options will accelerate and become vested upon a change in control. In calculating the amount set forth in the table, we utilized a per share value of $34.00, which was the fair value of our shares of Common Stock as of October 1, 2008. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed. The shares of Common Stock were not valued as of our fiscal year end, and the fair value for such shares is likely to have declined since the date of the most recent valuation. Accordingly, the amount set forth in the table is likely to be higher than the amount that would have been determined if a valuation had been conducted at fiscal year end.

(2)	Represents estimated Company costs based on fiscal 2009 projections for medical, dental and life insurance coverage for the duration of the Severance Period.
Pursuant to the Management Equity Plan, if the Company terminates Mr. Boire’s employment for Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Mr. Boire’s common stock at the lesser of (i) the value on the date of issuance and (ii) the fair value. If Mr. Boire resigns with or without Good Reason (as defined in his employment agreement) or if the Company terminates Mr. Boire’s employment without Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Mr. Boire’s shares of Common Stock at fair value. If Mr. Boire retires, dies or becomes disabled, the Company may purchase, or Mr. Boire may require the Company to purchase, Mr. Boire’s shares of Common Stock at fair value. These repurchase rights also apply to the shares of Common Stock underlying each vested stock option.
Upon any termination, Mr. Boire has the right to withdraw his Savings Plan balance, which, as of January 31, 2009, was $36,858.
All U.S. benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) the life insurance benefit is an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000 and (ii) the long-term disability coverage is an amount equal to 60% of the individual’s monthly base salary, up to a maximum of $20,000 per month. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

Antonio Urcelay (1)

						Termination
						Without Cause or
						Resignation
	Termination	Termination				for Good
	for Cause or	Without				Reason in
	Resignation	Cause or				connection with a
	Without	Resignation			Long-Term	Change of	Change in
Type of Payment	Good Reason	For Good Reason	Retirement	Death	Disability	Control	Control
Severance(2)	$—	$2,101,256	$—	$—	$—	$2,101,256	$—
Fiscal 2008 Annual Bonus earned but unpaid	—	539,665	—	—	—	539,665	—
Fiscal 2005 Stock Option Grant (3)	—	—	—	—	—	118,748	118,748
Executive Retirement Plan balance (4)	—	—	792,632	792,632	792,632	—	—
Executive Life Insurance	—	—	—	3,502,093	3,502,093	—	—
Company Car (5)	—	47,591	—	—	—	—	—
Use of Company provided laptop and cell phone (5)	—	—	—	—	—	—	—
Tax advice (5)	—	1,283	—	—	—	—	—
Company contributions to defined contribution plan (5)	—	271,709	—	—	—	—	—
Benefit Continuation (5)	—	14,113	—	—	—	—	—

TOTAL	$—	$2,975,617	$792,632	$4,294,725	$4,294,725	$2,759,669	$118,748

(1)	All amounts calculated in Euros have been converted to U.S. dollars using the rate of 1.0000 Euro = 1.4594 U.S. dollars.

(2)	Represents the maximum amount of severance that Mr. Urcelay may receive.

(3)	The unvested portion of Tranche I Options will accelerate and become vested upon a change in control. In calculating the amount set forth in the table, we utilized a per share value of $34.00, which was the fair value of our shares of Common Stock as of October 1, 2008. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed. The shares of Common Stock were not valued as of our fiscal year end, and the fair value for such shares is likely to have declined since the date of the most recent valuation. Accordingly, the amount set forth in the table is likely to be higher than the amount that would have been determined if a valuation had been conducted at fiscal year end.

(4)	This amount represents his benefit entitlement under the MAPFRE Policies.

(5)	Represents estimated Company costs of various benefits and perquisites based on fiscal 2008 actual amounts for the duration of the Severance Period.
Pursuant to the Management Equity Plan, if the Company terminates Mr. Urcelay’s employment for Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Mr. Urcelay’s shares of Common Stock at the lesser of (i) the value on the date of issuance and (ii) the fair value. If Mr. Urcelay resigns with or without Good Reason (as defined in his employment agreement) or if the Company terminates Mr. Urcelay’s employment without Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Mr. Urcelay’s shares of Common Stock at fair value. If Mr. Urcelay retires, dies or becomes disabled, the Company may purchase, or Mr. Urcelay may require the Company to purchase, Mr. Urcelay’s shares of Common Stock at fair value. These repurchase rights also apply to the shares of Common Stock underlying each vested stock option.
Mr. Urcelay also participates in the Spain Savings Plan. His account balance as of January 31, 2009 was $164,159.
All benefit eligible employees in Spain receive, at no cost to the individual, a life insurance benefit. Mr. Urcelay’s benefit amount is equal to five times his base salary.
Richard Ruppert
In connection with the termination of Mr. Ruppert’s employment on October 18, 2008, he was entitled to receive a severance payment in the amount of $1,253,869, which is comprised of the sum of: (i) the product of the Severance Period, as expressed in years, times his fiscal 2008 base salary and (ii) his fiscal 2007 annual incentive award payment. The Company will also pay for the continuation of certain benefits at an approximate cost of $9,885.
DIRECTOR COMPENSATION FOR FISCAL 2008
We do not pay our directors any compensation for serving on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information regarding beneficial ownership of our Common Stock, as of March 15, 2009, by the Named Executive Officers, each of our directors, all of our directors and executive officers as a group and each person who is known by us to beneficially own more than 5% of our Common Stock.

	Amount and Nature of
	Beneficial Ownership *
		Options
		Exercisable		Percent of
		Within 60	Total Beneficial	Outstanding
Name of Beneficial Owner	Shares	Days	Ownership	Shares (1)
Affiliates of Bain Capital Partners, LLC (2)	16,012,464	—	16,012,464	32.70%
Toybox Holdings, LLC (3)	16,012,464	—	16,012,464	32.70%
Vornado Truck LLC (4)	16,012,464	—	16,012,464	32.70%
Claire Babrowski	12,500	—	12,500	—
Joshua Bekenstein	—	—	—	—
Ronald Boire	41,121	45,042	86,163	—
Michael M. Calbert	—	—	—	—
F. Clay Creasey, Jr	12,500	—	12,500	—
Michael D. Fascitelli	—	—	—	—
Matthew S. Levin	—	—	—	—
Sanjay Morey	—	—	—	—
John Pfeffer	—	—	—	—
Steven Roth	—	—	—	—
Richard Ruppert (5)	6,250	—	6,250	—
Wendy Silverstein	—	—	—	—
Gerald L. Storch	74,766	149,533	224,299	—
Antonio Urcelay	—	61,951	61,951	—
Michael Ward	—	—	—	—
Directors and executive officers as a group (18 persons) (6)	170,793	391,947	562,740	1.14%

*	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock with respect to which such person has (or has the right to acquire within 60 days, i.e., by May 30, 2009 in this case) sole or shared voting power or investment power.

(1)	Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of our outstanding equity securities on March 31, 2009, as adjusted as required by applicable rules.

(2)	Includes Bain Capital (TRU) VIII, L.P., Bain Capital (TRU) VIII-E, L.P., Bain Capital (TRU) VIII Coinvestment, L.P., Bain Capital Integral Investors, LLC and BCIP TCV, LLC (the “Bain Capital Funds”). The Bain Capital Funds are all affiliates of Bain Capital Partners, LLC. Bain Capital Partners, LLC disclaims beneficial ownership of such shares. The Bain Capital Funds each have an address c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, MA 02199.

(3)	Shares owned of record by Toybox Holdings, LLC are also beneficially owned by its majority member, KKR Millennium Fund, Limited Partnership. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund, Limited Partnership. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc S. Lipshultz, Reinhard Gorenflos, Jacques Garaialde, Michael M. Calbert and Scott C. Nuttall, as members of KKR Millennium GP LLC, disclaim such beneficial ownership. Mr. Calbert is one of our directors. KKR is also an affiliate of Toybox Holdings, LLC. Mr. Pfeffer is a Member of KKR and one of our directors. They also disclaim beneficial ownership of any of our shares beneficially owned by KKR Millennium GP LLC. For a description of material relationships between KKR and us over the last three years, see “Certain Relationships and Related Transactions.” The address of KKR Millennium GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co., L.P., 2800 Sand Hill Road, Menlo Park, CA 94025.

(4)	An affiliate of Vornado Realty Trust, having an address of 888 Seventh Avenue, New York, NY 10019.

(5)	Mr. Ruppert’s shares were awarded to him on August 6, 2007 pursuant to the terms of his employment agreement. The shares of Common Stock vest over time. Fifty percent of the shares of Common Stock vested on the first anniversary of the grant date. Fifty percent of the shares of Common Stock would have vested on the second anniversary of the grant date, but Mr. Ruppert was terminated before the second anniversary of the grant date. Therefore, he forfeited fifty percent of the shares of Common Stock on his termination date of October 18, 2008.

(6)	Total does not include shares held by Mr. Ruppert, as his employment was terminated on October 18, 2008.

Equity Compensation Plan Information

( c )
			( b )	Number of securities
	( a )		Weighted-	remaining available
	Number of		average	for future issuance
	securities to be		exercise price	under equity
	issued upon exercise		of outstanding	compensation
	of outstanding		options,	(excluding securities
	options, warrants		warrants, and	reflected in column
Plan Category	and rights		rights	(a))
Equity compensation plans approved by security holders	3,705,987	(1)	$26.25	498,665	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,705,987		$26.25	498,665

(1)	As of January 31, 2009, represents the shares of our common stock issuable pursuant to outstanding options under the Amended and Restated Toys “R” Us, Inc. Management Equity Plan (the “Management Equity Plan”).

(2)	As of January 31, 2009, represents the shares of our common stock, which may be issued pursuant to future issuances under the Management Equity Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Advisory Agreement
The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the Merger Transaction and effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009. The advisory fee (the “Advisory Fees”) paid to the Sponsors increases 5% per year during the ten-year term of the agreement. The fee paid to the Sponsors under the advisory agreement was $17 million, $17 million and $19 million for fiscals 2008, 2007 and 2006, respectively. During fiscals 2008 and 2007, we paid the Sponsors fees of less than $1 million and $1 million, respectively, for out-of-pocket expenses.
Pursuant to an amendment to the advisory agreement, the advisory fee for fiscal 2009 was capped at $15 million. The additional $3 million of advisory fees that would have been due for fiscal 2009, absent the amendment, will be paid by the Company, if at all, at the time (and from the proceeds) of a successful initial public offering of the Company’s securities.
In the event that the advisory agreement is terminated by the Sponsors or us, the Sponsors will receive all unpaid Advisory Fees, all unpaid Subsequent Transaction Fees (as defined below) and expenses due under the advisory agreement with respect to periods prior to the termination date plus the net present value of the Advisory Fees that would have been payable for the remainder of the term of the advisory agreement. The initial term of the advisory agreement is ten years, and it extends annually for one year unless we or the Sponsors provide notice of termination to the other. The advisory agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the aggregate transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions (“Subsequent Transaction Fees”). The advisory agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.
Other Relationships and Transactions
From time to time, the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. During fiscals 2008 and 2007, affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co. L.P., all equity owners of the Company held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $25 million and $26 million, in fiscals 2008 and 2007, respectively. For further details, see Note 3 to our Consolidated Financial Statements entitled “LONG-TERM DEBT.”
Management Equity Plan
Our officers and employees participate in the Amended and Restated Toys “R” Us, Inc. Management Equity Plan (“the Management Equity Plan”). The Management Equity Plan provides for the granting of non-qualified stock options (including “rollover options” (as defined in the Management Equity Plan)) to purchase shares of Common Stock, as well as restricted stock to our officers, directors, employees, consultants and advisors and to our subsidiaries.
Under the Management Equity Plan, options (other than rollover options) vest in three tranches: The first tranche consists of service-based options which generally cliff vest 40% on the second anniversary of the award with the remaining portion vesting ratably over the subsequent three years, subject to the participant’s continued employment with the Company, and vest automatically upon a change of control of the Company. The other two tranches consist of performance-based options and will vest in the same manner as the service-based options but only if certain performance targets are achieved based on a specified internal rate of return realized by the Sponsors and the sale multiple realized by the Sponsors. The performance-based options will vest on the eighth anniversary of the date of grant regardless of performance, subject to the participant’s continued employment with the Company. All options expire on the tenth anniversary of the date of the grant.
As of January 31, 2009, we granted 1,106,513 time-based and 2,209,029 performance-based options to purchase Common Stock. All outstanding options expire at dates ranging from April 7, 2009 to May 7, 2018.
The Management Equity Plan also permits the sale of non-transferable, restricted Common Stock to certain employees at a purchase price equal to fair value of the shares of Common Stock. As of January 31, 2009, 35,186 shares of restricted Common Stock had been issued under the Management Equity Plan at a fair value of $34.00 per share of Common Stock, all of which were purchased by our executives, 146,094 shares of restricted Common Stock had been issued under the Management Equity Plan at a fair value of $32.00 per share of Common Stock, of which 137,344 shares of Common Stock were purchased by our executives and the remaining 8,750 shares were granted to executives in connection with their employment with the Company, and 185,982 shares of restricted Common Stock had been issued under the Management Equity Plan at a fair value of $26.75 per a share of Common Stock, of which 144,861 shares were purchased by our executives and the remaining 41,121 shares were granted to an executive in connection with his employment. The restricted Common Stock is subject to certain transfer restrictions, as well as, in some cases, a put right exercisable in certain circumstances by the holder and a call right exercisable by us (and, if not exercised by us, by the Sponsors in the event the holder is no longer employed by us or any of our subsidiaries).
At January 31, 2009, an aggregate of 498,665 shares of Common Stock were reserved for future option grants under the Management Equity Plan.
For further details, see Note 8 to the Consolidated Financial Statements entitled “STOCK-BASED COMPENSATION.”
Review, Approval or Ratification of Transactions with Related Persons
There were no transactions with related persons since the beginning of fiscal 2008 other than transactions that are described under this Item 13 of this Annual Report on Form 10-K.
Our Board has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which the Company is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees (or their immediate family members) or 5% stockholders or an employee serving in the capacity of an executive officer of a 5% stockholder or any consultant or an advisor of a 5% stockholder who participates in meetings of our management or Board, each of whom we refer to as a “related person,” has a direct or indirect material interest.
If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our General Counsel. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our Board’s Audit Committee. The policy also permits the Chairman of the Audit Committee to review and, if deemed appropriate, approve proposed related person transactions that arise between meetings, subject to providing notice to the other members of the Audit Committee at the next meeting of the Audit Committee. Any related person transactions that are ongoing in nature will be reviewed annually.
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
The Audit Committee (or its Chairman) may approve or ratify the transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is not inconsistent with the Company’s best interests. The Audit Committee (or its Chairman) may impose any conditions on the related person transaction that it deems appropriate.
Director Independence
Each of the members of our Board of Directors, other than Mr. Storch, our Chief Executive Officer, is affiliated with the Sponsors as further described in Item 10 entitled “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Appointment of Independent Auditors
The Audit Committee appointed Deloitte & Touche LLP (“D&T”) as the Company’s independent auditors to conduct the audit of the Company’s Consolidated Financial Statements for fiscals 2008 and 2007.

Audit Fees
The aggregate fees billed by D&T and their respective affiliates for professional services rendered for the audit of our annual Consolidated Financial Statements for fiscals 2008 and 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered during those fiscal years on our behalf were as follows:

	Fiscal 2008	Fiscal 2007
Audit Fees (1)	$6,613,000	$8,662,000
Audit-Related Fees (2)	$893,000	$581,000
Tax Fees (3)	$823,000	$503,000
All Other Fees (4)	$11,000	$32,000

(1)	For fiscals 2008 and 2007, the audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual consolidated financial statements, review of financial statements included in our 10-Q filings, the Sarbanes-Oxley Section 404 audit and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	For fiscal 2008, audit-related fees consist primarily of fees for the special purpose audit of Toys “R” Us Holdings, Inc., our former parent (“Former Parent”). For fiscal 2007, audit-related fees consist of fees for consultation on various accounting matters such as FIN 48 implementation and the special purpose audit of Former Parent.

(3)	For fiscal 2008, tax fees consist of a variety of tax consultations including services performed for inventory tax matters. For fiscal 2007, tax fees consist of fees of $23,000 for tax documentation preparation, and $480,000 for tax consultation regarding various matters such as FIN 48.

(4)	For fiscals 2008 and 2007, other fees were recorded for various domestic and international accounting matters.
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

The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on page 118 of this Annual Report on Form 10-K. We will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US, INC. (Registrant)
/s/ GERALD L. STORCH
Gerald L. Storch
Chairman of the Board and Chief Executive Officer

Date: March 31, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 2009.

Signature	Title

/s/ GERALD L. STORCH Gerald L. Storch	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ F. CLAY CREASEY, JR. F. Clay Creasey, Jr.	Executive Vice President – Chief Financial Officer (Principal Financial Officer)
/s/ CHARLES D. KNIGHT Charles D. Knight	Vice President – Corporate Controller (Principal Accounting Officer)
* Joshua Bekenstein	Director
* Michael M. Calbert	Director
* Michael D. Fascitelli	Director
* Matthew S. Levin	Director
* Sanjay Morey	Director
* John Pfeffer	Director
* Steven Roth	Director
* Wendy Silverstein	Director
* Michael Ward	Director
The foregoing constitutes all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

*By	/s/ GERALD L. STORCH Gerald L. Storch
Attorney-In-Fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
We have not sent a copy of our annual report or proxy statement to our security holders.

INDEX TO EXHIBITS
The following is a list of all exhibits filed as part of this Report:

Exhibit No.	Document
2.1	Reorganization Agreement, dated June 10, 2008, by and between the Registrant and Toys “R” Us Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on July 21, 2005 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

3.2	Amendment No. 1 to the Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of the Registrant, dated June 10, 2008 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

4.1	Form of Indenture between the Registrant and Fleet Bank, as trustee, pursuant to which securities in one or more series up to $300,000,000 in principal amount may be issued by the Registrant (filed as Exhibit 4 to the Registrant’s Registration Statement on Form S-3, No. 33-42237, filed on August 31, 1991 and incorporated herein by reference).

4.2	Form of the Registrant’s 8 3/4% Debentures due 2021 (filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K, dated August 29, 1991 and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of January 1, 1996, among Toys “R” Us — Delaware, Inc., Toys “R” Us, Inc. and United Jersey Bank, as trustee.

4.4	Second Supplemental Indenture, dated as of November 15, 2006, among Toys “R” Us — Delaware, Inc., Toys “R” Us, Inc. and The Bank of New York, as trustee (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

4.5	Indenture, dated July 24, 2001, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, No. 333-73800, filed on November 20, 2001 and incorporated herein by reference).

4.6	Form of the Registrant’s 7.65% Notes due 2011 (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, No. 333-73800, filed on November 20, 2001 and incorporated herein by reference).

4.7	Form of the Registrant’s 7.875% Notes due 2013 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2003 and incorporated herein by reference).

4.8	Form of the Registrant’s 7.375% Notes due 2018 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 22, 2003 and incorporated herein by reference).

4.9	Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.3 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 29, 2002 and incorporated herein by reference).

4.10	First Supplemental Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.4 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, No. 333-84254, filed on May 29, 2002 and incorporated herein by reference).

4.11	Lease Agreement, dated as of September 26, 2001, between First Union Development Corporation, as Lessor, and the Registrant, as Lessee (filed as Exhibit 4(viii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002, filed on May 3, 2002 and incorporated herein by reference).

4.12	Substantially all other long-term debt of the Registrant (which other debt does not exceed on an aggregate basis 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis) is evidenced by, among other things, (i) commercial paper, (ii) industrial revenue bonds issued by industrial development authorities and guaranteed by the Registrant, (iii) mortgages held by third parties on real estate owned by the Registrant and (iv) stepped coupon guaranteed bonds held by a third party and guaranteed by the Registrant.

Exhibit No.	Document
10.1	Credit Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., as the initial borrower, and the other borrowers named therein, Bank of America, N.A., as Administrative Agent, Bank of America, N.A. as Canadian Agent, Deutsche Bank Trust Company Americas, as Collateral Agent, the Lenders named therein, Deutsche Bank Securities Inc. and Citicorp USA, Inc., as Co-Syndication Agents, and Credit Suisse, Cayman Islands Branch and General Electric Capital Corporation, as Co-Documentation Agents (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.2	First Amendment, dated as of December 21, 2005, to the Credit Agreement, entered into as of July 21, 2005, by and among Toys “R” Us — Delaware, Inc., as the domestic borrower, and the other borrowers named therein, Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee, as the Canadian borrower, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Canadian Agent, Deutsche Bank Trust Company Americas, as Collateral Agent and the Lenders named therein (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.3	Second Amendment, dated as of July 19, 2006, to the Credit Agreement, entered into as of July 21, 2005, by and among Toys “R” Us — Delaware, Inc., as the domestic borrower, and the other borrowers named therein, Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee, as the Canadian borrower, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Canadian Agent, Deutsche Bank Trust Company Americas, as Collateral Agent and the Lenders named therein (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.4	Security Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., and the borrowers named therein, the guarantors named therein, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.5	Senior Facilities Agreement, dated as of July 21, 2005, among Toys “R” Us (UK) Limited, as original borrower and original guarantor, and the other borrowers named therein, Deutsche Bank AG, London Branch, Barclays Capital and The Royal Bank of Scotland plc, as Mandated Lead Arrangers and Bookrunners, Banc of America Securities Limited, as Co-Arranger, Deutsche Bank AG, London Branch, as Facility Agent and as Security Agent and the banks and other institutions named therein, as Lenders (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.6	Loan and Security Agreement, dated as of July 21, 2005, between MPO Properties, LLC, as borrower, and German American Capital Corporation, on behalf of the holders of the notes, as lender (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.7	Mezzanine Loan and Security Agreement (First Mezzanine), dated as of July 21, 2005, between MPO Intermediate, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.8	Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of July 21, 2005, between MPO Intermediate Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.9	Mezzanine Loan and Security Agreement (Third Mezzanine), dated as of July 21, 2005, between MPO Junior, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.10	Mezzanine Loan and Security Agreement (Fourth Mezzanine), dated as of July 21, 2005, between MPO Junior Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.11	Loan and Security Agreement, dated as of July 21, 2005, between Giraffe Properties, LLC, as borrower, and German American Capital Corporation, on behalf of the holders of the notes, as lender (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.12	Mezzanine Loan and Security Agreement (First Mezzanine), dated as of July 21, 2005, between Giraffe Intermediate, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

Exhibit No.	Document
10.13	Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of July 21, 2005, between Giraffe Intermediate Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.14	Mezzanine Loan and Security Agreement (Third Mezzanine), dated as of July 21, 2005, between Giraffe Junior, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.15	Mezzanine Loan and Security Agreement (Fourth Mezzanine), dated as of July 21, 2005, between Giraffe Junior Holdings, LLC, as borrower, and German American Capital Corporation, as lender (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.16	Credit Agreement, dated as of December 9, 2005, among TRU 2005 RE Holding Co. I, LLC, as borrower, MAP Real Estate, LLC, Wayne Real Estate Company, LLC, TRU 2005 RE I, LLC and TRU 2005 RE II Trust, the lenders party thereto from time to time and Deutsche Bank AG, New York Branch, as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 15, 2005 and incorporated herein by reference).

10.17	UK Propco Facility Agreement, dated as of February 8, 2006, among Toys “R” Us Properties (UK) Limited, as borrower, Vanwall Finance PLC, as senior lender, The Royal Bank of Scotland plc, as junior lender and Deutsche Bank AG, London Branch, as facility agent and security agent (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, filed on April 28, 2006 and incorporated herein by reference).

10.18	Credit Agreement, dated as of July 19, 2006 (the “2006 Credit Agreement”), by and among Toys “R” Us - Delaware, Inc., as the borrower, Banc of America Bridge LLC, as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Citicorp North America, Inc., as Collateral Agent, the Lenders named therein, Credit Suisse, as Documentation Agent, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Banc of America Securities LLC, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunning Managers (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.19	Amendment No.1, dated as of July 25, 2006, to the 2006 Credit Agreement (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.20	Security Agreement, dated as of July 19, 2006, among Toys “R” Us — Delaware, Inc., and the Guarantors named therein, and Banc of America Bridge LLC, as Administrative Agent (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.21	Credit Agreement, dated as of December 1, 2006, by and among Toys “R” Us — Delaware, Inc., as the Borrower, Banc of America Bridge LLC, as Administrative Agent and as Syndication Agent, the Lenders Party thereto, and Banc of America Securities LLC, as Lead Arranger (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

10.22	Stockholders Agreement among Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC and Vornado Truck LLC and certain other persons, dated as of July 21, 2005 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.23	Amendment No. 1, dated June 10, 2008, to the Stockholders Agreement among Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC and Vornado Truck LLC and certain other persons, dated as of July 21, 2005 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.24	Advisory Agreement, dated as of July 21, 2005, among the Registrant, Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck LLC (filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.25	Amendment No. 1, dated June 10, 2008, to the Advisory Agreement among the Registrant, Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck LLC, dated as of July 21, 2005 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

Exhibit No.	Document
10.26	Amendment No. 2, dated February 1, 2009, to the Advisory Agreement among the Registrant, Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck LLC, dated as of July 21, 2005.

10.27*	Amended and Restated Toys “R” Us Holdings, Inc. 2005 Management Equity Plan, (subsequently assumed by the Registrant), adopted on August 3, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 18, 2007 and incorporated herein by reference).

10.28*	Amendment No. 1, dated June 10, 2008, to the Amended and Restated Toys “R” Us Holdings, Inc. 2005 Management Equity Plan, (subsequently assumed by the Registrant), adopted on August 3, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.29*	Amended and Restated Toys “R” Us, Inc. Management Incentive Compensation Plan, effective as of February 2, 2003 (filed as Exhibit F to the Registrant’s Proxy Statement on Form DEF 14A, filed on April 30, 2003 and incorporated herein by reference).

10.30*	Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of January 31, 2003, between Registrant and Wachovia Bank, N.A. (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed on April 14, 2004 and incorporated herein by reference).

10.31*	Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of February 1, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2006 and incorporated herein by reference).

10.32*	Amendment No. 1, effective as of February 1, 2008, to the Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of February 1, 2006.

10.33*	Toys “R” Us, Inc. Split Dollar Plan, effective February 1, 1996 and Amendment to Toys “R” Us, Inc. Split Dollar Plan, effective November 5, 2003 (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed on April 14, 2004 and incorporated herein by reference).

10.34*	Summary of 2006 Corporate Incentive Program (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 13, 2006 and incorporated herein by reference).

10.35*	Form of Toys “R” Us, Inc. Non-Qualified Stock Option For Executive Officers.

10.36*	Form of Toys “R” Us, Inc. Restricted Stock Agreement (With Consideration) for Executive Officers.

10.37*	Form of Toys “R” Us, Inc. Restricted Stock Agreement (Without Consideration) for Executive Officers.

10.38*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Gerald Storch, dated as of February 6, 2006 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, filed on April 28, 2006 and incorporated herein by reference).

10.39*	Amendment No. 1, dated October 27, 2008, to the Employment Agreement, dated as of February 6, 2006, with Gerald Storch.

10.40*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and F. Clay Creasey, Jr., dated as of April 5, 2006 (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, filed on April 28, 2006 and incorporated herein by reference).

10.41*	Amendment No. 1, dated October 16, 2008, to the Employment Agreement, dated as of April 5, 2006, with F. Clay Creasey, Jr.

10.42*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Ronald D. Boire, dated as of June 28, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 29, 2006 and incorporated herein by reference).

10.43*	Amendment No. 1, dated December 22, 2008, to the Employment Agreement, dated as of June 28, 2006, with Ronald D. Boire.

10.44*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Richard Ruppert, dated as of October 31, 2006 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

10.45*	Amendment No. 1, dated October 24, 2008, to the Employment Agreement, dated as of October 31, 2006, with Richard Ruppert.

Exhibit No.	Document
10.46*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Claire Babrowski, dated as of May 29, 2007 (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, filed on May 2, 2008 and incorporated herein by reference).

10.47*	Amendment No. 1, dated October 16, 2008, to the Employment Agreement, dated as of May 29, 2007, with Claire Babrowski.

10.48*	Letter Agreement, dated October 20, 2004, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, filed on April 28, 2006 and incorporated herein by reference).

12	Statement re: computation of ratio of earnings to fixed charges.

18	Letter re: change in accounting principle.

21	Subsidiaries of the Registrant as of January 31, 2009.

24	Power of Attorney, dated March 31, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement.