Form 10-Q
period 2009-05-02
TOYS R US INC
filed 2009-06-09
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2009
Commission file number 1-11609

TOYS “R” US, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3260693
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

One Geoffrey Way Wayne, New Jersey	07470
(Address of principal executive offices)	(Zip code)
(973) 617-3500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
     As of June 9, 2009 there were outstanding 48,965,402 shares of common stock of Toys “R” Us, Inc.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 2,	January 31,	May 3 ,
(In millions)	2009	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$470	$783	$408
Short-term investments	—	—	20
Accounts and other receivables	190	251	198
Merchandise inventories	2,098	1,781	2,227
Current deferred tax assets	84	84	81
Prepaid expenses and other current assets	159	124	187

Total current assets	3,001	3,023	3,121
Property and equipment, net	4,131	4,187	4,351
Goodwill, net	377	380	366
Deferred tax assets	194	180	196
Restricted cash	177	193	135
Other assets	423	448	472

	$8,303	$8,411	$8,641

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$25	$—	$48
Accounts payable	1,290	1,412	1,349
Accrued expenses and other current liabilities	714	847	908
Income taxes payable	19	49	19
Current portion of long-term debt	96	98	29

Total current liabilities	2,144	2,406	2,353
Long-term debt	5,646	5,447	5,898
Deferred tax liabilities	72	78	21
Deferred rent liabilities	265	260	262
Other non-current liabilities	367	372	379
Toys “R” Us, Inc. stockholders’ deficit	(297)	(274)	(414)
Noncontrolling interest	106	122	142

Total stockholders’ deficit	(191)	(152)	(272)

	$8,303	$8,411	$8,641

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
(In millions)	2009	2008
Net sales	$2,477	$2,719
Cost of sales	1,587	1,742

Gross margin	890	977

Selling, general and administrative expenses	788	895
Depreciation and amortization	93	100
Other income, net	(12)	(20)

Total operating expenses	869	975

Operating earnings	21	2
Interest expense	(94)	(100)
Interest income	2	7

Loss before income taxes	(71)	(91)
Income tax benefit	31	44

Net loss	(40)	(47)
Less: Net loss attributable to noncontrolling interest	5	11

Net loss attributable to Toys “R” Us, Inc.	$(35)	$(36)

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
(In millions)	2009	2008
Cash Flows from Operating Activities:
Net loss	$(40)	$(47)
Adjustments to reconcile Net loss to net cash used in operating activities:
Depreciation and amortization	93	100
Amortization of debt issuance costs	8	8
Deferred income taxes	(7)	(7)
Other	6	(7)
Changes in operating assets and liabilities:
Accounts and other receivables	81	63
Merchandise inventories	(315)	(217)
Prepaid expenses and other operating assets	(42)	(32)
Accounts payable	(103)	(201)
Accrued expenses and other liabilities	(144)	(73)
Income taxes payable and receivable	(52)	(101)

Net cash used in operating activities	(515)	(514)

Cash Flows from Investing Activities:
Capital expenditures	(34)	(65)
Decrease (increase) in restricted cash	16	(4)
Acquisitions	(7)	—
Sale of short-term investments	—	148

Net cash (used in) provided by investing activities	(25)	79

Cash Flows from Financing Activities:
Long-term debt borrowings	226	213
Short-term debt borrowings	25	48
Long-term debt repayments	(27)	(178)
Dividend paid to noncontrolling interest	—	(2)
Capitalized debt issuance costs	(1)	(3)

Net cash provided by financing activities	223	78

Effect of exchange rate changes on cash and cash equivalents	4	14

Cash and cash equivalents:
Net decrease during period	(313)	(343)
Cash and cash equivalents at beginning of period	783	751

Cash and cash equivalents at end of period	$470	$408

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Toys “R” Us, Inc. Stockholders
			Accumulated		Total
	Common Stock (1)	Additional	Other		Toys “R” Us, Inc.
	Issued	Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
(In millions)	Shares	Capital	(Loss) Income	Deficit	Deficit	Interest	Deficit
Balance, February 2, 2008	—	$10	$20	$(419)	$(389)	$153	$(236)
Cumulative effect of change in accounting principle, net of tax	—	—	—	1	1	—	1
Net loss	—	—	—	(36)	(36)	(11)	(47)
Unrealized gain on hedged transactions, net of tax	—	—	3	—	3	—	3
Foreign currency translation adjustments, net of tax	—	—	5	—	5	2	7

Total comprehensive loss					(27)	(9)	(36)
Dividends paid	—	—	—	—	—	(2)	(2)
Stock compensation expense	—	2	—	—	2	—	2

Balance, May 3, 2008	—	$12	$28	$(454)	$(414)	$142	$(272)

Balance, January 31, 2009	49	$19	$(93)	$(200)	$(274)	$122	$(152)
Net loss	—	—	—	(35)	(35)	(5)	(40)
Unrealized loss on hedged transactions, net of tax	—	—	(3)	—	(3)	—	(3)
Foreign currency translation adjustments, net of tax	—	—	14	—	14	(11)	3

Total comprehensive loss					(24)	(16)	(40)
Stock compensation expense	—	1	—	—	1	—	1

Balance, May 2, 2009	49	$20	$(82)	$(235)	$(297)	$106	$(191)

(1)	$0.01 par value; authorized 3,000 shares, outstanding 1,000 shares. Pursuant to the reorganization on June 10, 2008, our shares were exchanged for 48,955,808 shares, $0.001 par value.
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of May 2, 2009, January 31, 2009, and May 3, 2008, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit for the thirteen weeks ended May 2, 2009 and May 3, 2008, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Consolidated Balance Sheet at January 31, 2009, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The results of operations for the thirteen weeks ended May 2, 2009 and May 3, 2008 are not necessarily indicative of operating results of the full year.
On February 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. SFAS 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interest, the adoption of SFAS 160 had no impact on the Condensed Consolidated Financial Statements.
Reclassifications and Corrections of Previously Issued Financial Statements
In the first quarter of fiscal 2009, we have included certain other income and expense items as Other income, net on our Condensed Consolidated Statements of Operations, which have historically been presented as a net reduction in Selling, general and administrative expenses (“SG&A”). As such, we have restated other income and expense items of $20 million for the thirteen weeks ended May 3, 2008, to correctly present these immaterial items separately from SG&A and have corrected this presentation throughout the financial statements. The items included in this restatement primarily relate to gift card breakage, credit card program, foreign exchange gains and losses and other immaterial items. These changes had no effect on our previously reported Consolidated Net loss for the first quarter of fiscal 2008.
Gift card breakage
Prior to the fourth quarter of fiscal 2008, the Company recognized breakage income when gift card redemptions were deemed remote and the Company determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction (“Cliff Method”). At the end of the fourth quarter of fiscal 2008, the Company concluded it had accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, the Company changed its method for recording gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards (“Redemption Method”).
In accordance with SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and Financial Accounting Standards Board (“FASB”) Statement No. 3” (“SFAS 154”), we concluded that this accounting change represented a change in accounting estimate effected by a change in accounting principle and accordingly, accounted for the change as a change in estimate. In the first quarter of fiscal 2009, the effect of the change in method of accounting did not have a material impact on our Condensed Consolidated Financial Statements.

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of May 2, 2009, January 31, 2009 and May 3, 2008 is outlined in the table below:

	May 2,	January 31,	May 3,
(In millions)	2009	2009	2008
Short-term borrowings
Toys-Japan short-term bank loans	$25	$—	$48

Long-term debt
Toys-Japan committed credit line due fiscal 2011	$202	$18	$190
Secured real estate loan, due August 9, 2009 (1)	800	800	800
Unsecured credit agreement, due December 8, 2009 (2)	1,283	1,300	1,300
$2.0 billion secured revolving credit facility, expires July 21, 2010	—	—	—
Multi-currency revolving credit facility, expires July 21, 2010	—	—	—
Toys-Japan 1.20%-2.80% loans due fiscals 2010-2014	151	171	151
7.625% notes, due fiscal 2011 (3)	511	512	516
Secured term loan facility, due fiscal 2012	798	797	797
Unsecured credit facility, due fiscal 2012	180	180	180
French real estate credit facility, due fiscal 2012	84	81	98
Spanish real estate credit facility, due fiscal 2012	173	168	204
U.K. real estate senior credit facility, due fiscal 2013	526	514	698
U.K. real estate junior credit facility, due fiscal 2013	93	91	124
7.875% senior notes, due fiscal 2013 (3)	394	393	392
7.375% senior notes, due fiscal 2018 (3)	406	406	407
8.750% debentures, due fiscal 2021 (4)	22	22	22
Other (5)	119	92	48

	5,742	5,545	5,927
Less current portion	96	98	29

Total long-term debt	$5,646	$5,447	$5,898

(1)	These amounts have been classified as Long-term debt as we have the contractual ability and intent to extend the maturity date to August 9, 2010.

(2)	These amounts have been classified as Long-term debt as we have the contractual ability and intent to extend the maturity date to December 7, 2010.

(3)	Represents obligations of Toys “R” Us, Inc. legal entity.

(4)	Represents obligations of Toys “R” Us, Inc. and Toys “R” Us-Delaware, Inc. (“Toys-Delaware”).

(5)	As of May 2, 2009, the balance consisted of $50 million related to capital lease obligations and $69 million related to finance obligations associated with capital projects. As of January 31, 2009, the balance consisted of $55 million related to capital lease obligations and $37 million related to finance obligations associated with capital projects. As of May 3, 2008, the balance consisted of $31 million related to capital lease obligations and $17 million related to finance obligations associated with capital projects.
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
Due to the deterioration in the credit markets, many financial institutions have reduced and, in some cases, ceased to provide funding to borrowers. We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. Currently we have funds available for borrowings under our credit facilities to finance our operations through July 2010. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy, failure, collapse or sale. As of May 2, 2009, a lender who provides availability of $53 million under our multi-currency revolving credit facility is unable to provide funding. This credit facility provides that the failure of one lender to fund its commitment does not relieve any other lenders of their obligations to fund their commitments. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
The total fair values of our Short-term borrowings and Long-term debt, with carrying values of $5.8 billion, $5.5 billion and $6.0 billion at May 2, 2009, January 31, 2009 and May 3, 2008, were $3.6 billion, $2.9 billion and $5.4 billion, respectively. The fair values of our Short-term borrowings and Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods.
Borrowing Availability
At May 2, 2009, we had no outstanding borrowings and a total of $102 million of outstanding letters of credit under our $2.0 billion secured revolving credit facility, which expires on July 21, 2010. We had availability of $1.1 billion under the facility at May 2, 2009. In addition, at May 2, 2009, we had no outstanding borrowings and we had $281 million of availability, which excludes a lender who is unable to provide funding of $53 million, under our multi-currency revolving credit facility (£95 million and €145 million) which expires on July 21, 2010.
Toys-Japan Unsecured Credit Lines ($202 million and $25 million at May 2, 2009)
On March 31, 2008, Toys-Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”).  Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($202 million at May 2, 2009), which expires in fiscal 2011, and bears an interest rate of TOKYO INTER BANK OFFERED RATE (“TIBOR”) plus 0.63% per annum. At May 2, 2009, we had outstanding Long-term debt of $202 million under Tranche 1 with no remaining availability.
On March 30, 2009, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is available in amounts of up to ¥12.6 billion ($127 million at May 2, 2009), expiring in fiscal 2010, and bears an interest rate of TIBOR plus 0.63% per annum. At May 2, 2009, we had outstanding Short-term debt of $25 million under Tranche 2 with $102 million remaining availability. We paid fees of $1 million to refinance Tranche 2, which were capitalized as deferred debt issuance costs and are amortized over the term of the agreement.
These agreements contain covenants, including, among other things, covenants that require Toys-Japan to maintain a certain minimum level of net assets and profitability during the agreement terms. The agreement also restricts us from reducing our ownership percentage in Toys-Japan.
Guarantees
We currently guarantee 80% of Toys-Japan’s three installment loans from a third party in Japan, totaling ¥3.4 billion ($34 million). These loans have annual interest rates of 2.6% – 2.8% and mature from 2012 to 2014 and are reported as part of the Toys-Japan bank loans of $151 million at May 2, 2009. In addition, we have an agreement with McDonald’s Holding Company (Japan), Ltd. (“McDonald’s Japan”), in which we promise to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% of Toys-Japan’s three installment loans.
3. Derivative instruments and hedging activities
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure.
Variable Cash Flow Hedges
Certain of our derivative contracts qualify as variable cash flow hedges under SFAS 133. The effective portion of a cash flow hedge is recorded to Accumulated other comprehensive (loss) income; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of the hedging relationships on an ongoing basis and recalculate changes in fair values of the derivatives and the underlying hedged items separately. For our derivatives that are designated under SFAS 133 as cash flow hedges, we recognized $1 million of hedge ineffectiveness for the three months ended May 2, 2009. No material ineffectiveness was recorded for the three months ended May 3, 2008. Reclassifications from Accumulated other comprehensive (loss) income to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated swaps. We expect to reclassify a net loss of approximately $30 million over the next 12 months to Interest expense from Accumulated other comprehensive (loss) income.
Interest Rate Contracts
We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt. We enter into interest rate contracts such as interest rate swaps and/or caps to manage interest rate risk in order to reduce our exposure to variability in expected future cash outflows attributable to the changes in LIBOR and EURIBOR rates. Our interest rate contracts contain credit-risk-related contingent features and are subject to master netting arrangements. Our interest rate contracts have various maturity dates through April 2013. A portion of these derivative contracts qualify for hedge accounting as variable cash flow hedges under SFAS 133.
The Company has agreements with some of its derivative counterparties that contain credit-risk related features.  These agreements contain provisions where the Company could be declared in default on its derivative obligations if the Company defaults on certain specified indebtedness.  Additionally, the Company has one agreement with a provision requiring the Company to maintain an investment grade credit rating from each of the major credit rating agencies.   As the Company’s rating is currently below investment grade, we are required to post collateral for this contract.  At May 2, 2009, liabilities related to agreements that contain credit-risk related features were $54 million.  The Company has a minimum collateral posting threshold with certain derivative counterparties and has posted collateral of $48 million as of May 2, 2009.
Pursuant to our interest rate risk management strategies, on April 3, 2009, we entered into five new forward-starting interest rate cap agreements to manage our future interest rate exposure. The total amount paid for the caps was $15 million. The five interest rate caps have a combined notional amount of $2.3 billion. Two of these interest rate caps are effective on January 4, 2011, two on January 3, 2012 and one on January 2, 2014. All of the interest rate caps mature on April 1, 2015. Four of these interest rate caps (including 60% of one of these four) have been designated as cash flow hedges under SFAS 133, hedging the variability of LIBOR based cash flows above the strike price for each cap. During the first quarter of fiscal 2008, we did not enter into, change or terminate any interest rate contracts.
Subsequent Event
On May 11, 2009, we extended the interest rate caps on the $800 million notional amount related to the Secured Real Estate Loan. The amount paid to extend the caps was nominal. The interest rate caps manage the variable cash flows associated with changes in the one month LIBOR above 7.00% and mature in August 2010. The derivative contracts do not qualify for hedge accounting under SFAS 133.
Foreign Exchange Contracts
We occasionally enter into foreign currency forward contracts to economically hedge the U.S. dollar merchandise purchases of our foreign subsidiaries. In addition, we enter into short-term, cross-currency intercompany loans with our foreign subsidiaries as part of our global cash management strategy. We economically hedge these short-term, cross-currency intercompany loans with foreign currency forward contracts. As a result, changes in the value of these derivatives are recorded on the Condensed Consolidated Statements of Operations in Interest expense.
Our foreign exchange contracts contain some credit-risk-related contingent features and are subject to master netting arrangements. These derivative contracts are not designated as hedges under SFAS 133 and typically mature within 12 months.
The following table sets forth the net impact of derivatives on Accumulated other comprehensive (loss) income on our Condensed Consolidated Statements of Stockholders’ Deficit for the first quarters of fiscals 2009 and 2008:

	13 Weeks Ended
(In millions)	May 2, 2009	May 3, 2008
Derivatives qualified as variable cash flow hedges under SFAS 133:
Interest Rate Contracts	$(3)	$3
The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the first quarters of fiscals 2009 and 2008:

	13 Weeks Ended
(In millions)	May 2, 2009	May 3, 2008
Derivatives not qualified for hedge accounting under SFAS 133:
Loss on the change in fair value — Interest Rate Contracts	$(3)	$(3)
(Loss) gain on the change in fair value — Foreign Exchange Contracts	(10)	5

	(13)	2

Derivatives qualified as variable cash flow hedges under SFAS 133:
Loss reclassified from Accumulated other comprehensive income (effective portion) — Interest Rate Contracts	(8)	(4)
Loss on variable cash flow hedges (ineffective portion and amounts excluded from effectiveness testing) — Interest Rate Contracts	(1)	—

	(9)	(4)

Total interest expense	$(22)	$(2)

The following table illustrates the notional amounts and the related fair values of our derivatives included within our Condensed Consolidated Balance Sheets:

	May 2, 2009		January 31, 2009		May 3, 2008
		Fair Value		Fair Value		Fair Value
	Notional	Assets/	Notional	Assets/	Notional	Assets/
(In millions)	Amount	(Liabilities)	Amount	(Liabilities)	Amount	(Liabilities)
Interest Rate Contracts that qualify as cash flow hedges under SFAS 133:
Prepaid expenses and other current assets	$—	$—	$—	$—	$2,600	$—
Other assets	1,800	8	—	—	600	—
Accrued expenses and other current liabilities	—	—	—	—	600	(5)
Other non-current liabilities	1,303	(45)	1,303	(44)	4	—

Interest Rate Contracts not qualified for hedge accounting under SFAS 133:
Prepaid expenses and other current assets	$2,191	$—	$2,191	$—	$1,600	$—
Other assets	1,111	2	600	—	513	19
Other non-current liabilities	347	(9)	337	(6)	16	(3)

Foreign Currency Contracts not qualified for hedge accounting under SFAS 133:
Prepaid expenses and other current assets	$25	$1	$—	$—	$—	$—
Accrued expenses and other current liabilities	343	(7)	74	(2)	168	(3)

Total derivative contracts outstanding
Prepaid expenses and other current assets	$2,216	$1	$2,191	$—	$4,200	$—
Other assets	2,911	10	600	—	1,113	19

Total derivative assets(1)	$5,127	$11	$2,791	$—	$5,313	$19

Accrued expenses and other current liabilities	$343	$(7)	$74	$(2)	$768	$(8)
Other non-current liabilities	1,650	(54)	1,640	(50)	20	(3)

Total derivative liabilities(1)	$1,993	$(61)	$1,714	$(52)	$788	$(11)

(1)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.
4. Fair value measurements
On February 1, 2009 and February 3, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and liabilities and financial assets and liabilities, respectively. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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
To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
Although certain inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of May 2, 2009, we have transferred net assets of $5 million of new interest rate caps to Level 3 and recognized an unrealized loss of $3 million for a total of $4 million in net liabilities within Level 3 of the fair value hierarchy. The remaining derivative instruments have been classified as a Level 2 within the fair value hierarchy as of May 2, 2009. Changes in the fair value of our derivative financial instruments are recorded in Interest expense within the Condensed Consolidated Statements of Operations.
Cash Equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. We have determined that our cash equivalents in their entirety are classified as a Level 1 within the fair value hierarchy.
The table below presents our assets and liabilities measured at fair value on a recurring basis as of May 2, 2009 and May 3, 2008, aggregated by level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets and	Observable Inputs	Inputs
(In millions)	Liabilities (Level 1)	(Level 2)	(Level 3)	Total
Cash Equivalents	$41	$—	$—	$41
Derivative financial instruments	—	(46)	(4)	(50)

Balance at May 2, 2009	$41	$(46)	$(4)	$(9)

Derivative financial instruments	$—	$8	$—	$8
Short-term investments	—	—	20	20

Balance at May 3, 2008	$—	$8	$20	$28

The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy as of May 2, 2009.

(In millions)	Level 3
Balance, January 31, 2009	$(6)
Total loss	(3)
Transfers in to Level 3	5

Balance, May 2, 2009	$(4)

5. Income taxes
The following table summarizes our income tax benefit and effective tax rates for the thirteen weeks ended May 2, 2009 and May 3, 2008:

	13 Weeks Ended
	May 2,	May 3,
($ in millions)	2009	2008
Loss before income taxes	$(71)	$(91)
Income tax benefit	31	44
Effective tax rate	(43.7)%	(48.4)%
The effective tax rates for the thirteen weeks ended May 2, 2009 and May 3, 2008 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented.
Our forecasted annualized effective tax rate was 43.9% for the 13 weeks ended May 2, 2009 compared to 45.7% in the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to a decrease in taxable permanent adjustments, a reduction in state tax expense, and a change in the mix of earnings between jurisdictions.
For the thirteen weeks ended May 2, 2009, the discrete impact on our effective tax rate was an income tax benefit of $1 million related to state income taxes as well as changes to our liability for uncertain tax positions. For the thirteen weeks ended May 3, 2008, the discrete impact on our effective tax rate was an income tax benefit of $3 million related to state income taxes.
6. Segments
In the third quarter of fiscal 2008, we commenced operating our domestic business as a single Toys “R” Us-Domestic (“Domestic”) operating segment in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” Pursuant to this change, our reportable segments are: Domestic, which provides toy and juvenile product offerings in 49 states and Puerto Rico; and Toys “R” Us-International (“International”), which operates, licenses or franchises “R” Us branded retail stores in 32 foreign countries with wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom, and consolidates the results of Toys “R” Us - Japan, Ltd. (“Toys-Japan”). Domestic and International segments are also responsible for their respective internet operations. All intercompany transactions between segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.
Our percentages of Consolidated Net sales by product category for the thirteen weeks ended May 2, 2009 and May 3, 2008 were as follows:

	13 Weeks Ended
	May 2,	May 3,
	2009	2008
Juvenile	42.3%	40.7%
Learning	15.7%	15.3%
Entertainment	13.0%	15.9%
Core Toy	12.0%	11.8%
Seasonal	15.8%	15.1%
Other	1.2%	1.2%

Total	100%	100%

A summary of operations by reportable segment is as follows:

	13 Weeks Ended
	May 2,	May 3,
(In millions)	2009	2008
Net sales
Domestic	$1,623	$1,711
International	854	1,008

Total Net sales	$2,477	$2,719

Operating earnings (loss)
Domestic	$106	$102
International	(21)	(38)
Corporate and other charges	(64)	(62)

Operating earnings	21	2
Interest expense	(94)	(100)
Interest income	2	7

Loss before income taxes	$(71)	$(91)

	May 2,	January 31,	May 3,
(In millions)	2009	2009	2008
Merchandise inventories
Domestic	$1,277	$1,165	$1,220
International	821	616	1,007

Total Merchandise inventories	$2,098	$1,781	$2,227

7. Litigation and legal proceedings
Toysrus.com previously operated three co-branded on-line stores under a strategic alliance agreement (“Agreement”) with Amazon.com (“Amazon”). On May 21, 2004, we filed a lawsuit against Amazon and its affiliated companies in the Superior Court of New Jersey, Chancery Division, Passaic County (the “New Jersey Trial Court”) to terminate the Agreement. Amazon filed a counterclaim against us and our affiliated companies. On March 31, 2006, the New Jersey Trial Court entered an order (“Order”) terminating the Agreement and denying Amazon’s counterclaim. The parties each filed Notices of Appeal with the Appellate Division. On June 2, 2006, Amazon filed a lawsuit against us in the Superior Court of Washington, King County (the “Washington Court”) for money damages allegedly arising from services it was required to provide to us during the wind-down period pursuant to the Order. The Washington Court stayed the matter before it in favor of the New Jersey proceedings. On March 24, 2009, the Appellate Division affirmed the New Jersey Trial Court’s Order with respect to the termination of the Agreement and denial of Amazon’s counterclaim, but remanded to the New Jersey Trial Court for further proceedings on our claim that we are entitled to monetary damages arising from Amazon’s breach of the Agreement. On April 23, 2009, Amazon petitioned the New Jersey Supreme Court for certification of the Appellate Division’s decision for a discretionary appeal to the New Jersey Supreme Court, and that petition was denied on June 1, 2009.
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
8. Related party transactions
Transactions with the Sponsors — We are owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the July 21, 2005 merger and recapitalization (“Merger Transaction”). We recorded management and advisory fees of $4 million for the first quarters of fiscal 2009 and 2008, respectively.

From time to time the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. These syndicates include affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co. L.P., all equity owners of the Company. During the thirteen weeks ended May 2, 2009 and May 3, 2008, the interest amounts paid on such debt and debt securities held by related parties were $7 million and $8 million, respectively. Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt.”
9. Reorganization
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
This reorganization did not have a material impact on our Condensed Consolidated Financial Statements.
10. Acquisitions
In February 2009, the Company acquired the e-commerce websites eToys.com and BabyUniverse.com as well as the parenting web site ePregnancy.com. Also, in February we acquired the Internet domain Toys.com through a separate bankruptcy auction. The acquisitions did not have a material impact on our Condensed Consolidated Financial Statements.
In addition, on May 28, 2009, the Company acquired the business assets of FAO Schwarz. Refer to Note 12 entitled “Subsequent events” for further details.
11. Recent accounting pronouncements
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”), SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We do not expect SFAS 165 to have a material impact on our Condensed Consolidated Financial Statements.
On February 1, 2009, we adopted the fair value guidance related to nonfinancial assets and liabilities, as prescribed by SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) as amended by FASB Staff Position (“FSP SFAS”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” FSP SFAS 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements,” FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” and FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The provisions of SFAS 157 (as amended) will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157. The adoption of SFAS 157 (as amended) had no material impact on the Condensed Consolidated Financial Statements. Refer to Note 4 entitled “Fair value measurements” for further details.
On February 1, 2009, we adopted SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. Other than the enhanced disclosures, the adoption of SFAS 161 had no impact on the Condensed Consolidated Financial Statements. Refer to Note 3 entitled “Derivative instruments and hedging activities” for further details.
On February 1, 2009, we adopted SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”), as amended by FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. FSP SFAS 141(R)-1 addresses application issues, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of SFAS 141R (as amended) had no material impact on the Condensed Consolidated Financial Statements as of May 2, 2009; however, in the future, the net effect of the adoption will be dependent upon acquisitions at that time.
On February 1, 2009, we adopted FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The adoption of FSP SFAS 142-3 did not have a material impact on the Condensed Consolidated Financial Statements.
In April 2009, SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) and APB Opinion 28, “Interim Financial Reporting” (“APB 28-1”) were amended by FSP SFAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). This FSP enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have adopted the disclosure requirements for fair value of financial instruments, as prescribed by FSP SFAS 107-1 and APB 28-1, which did not have a material impact on our Condensed Consolidated Financial Statements.
On February 1, 2009, we adopted, SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as amended by FSP SFAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2”). This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of this FSP SFAS 115-2 had no impact on the Condensed Consolidated Financial Statements.
In December 2008, SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was amended by FSP SFAS 132 (R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and is effective for financial statements issued for fiscal years ending after December 15, 2009. We do not expect its adoption will have a material impact on the Condensed Consolidated Financial Statements.
12. Subsequent events
On May 11, 2009, we extended the interest rate caps on the $800 million notional amount related to the Secured Real Estate Loan. Refer to Note 3 entitled “Derivative instruments and hedging activities” for further details.
On May 28, 2009, the Company acquired the business assets of FAO Schwarz, a children’s retailer. As part of the acquisition, the Company will continue to operate the two FAO Schwarz retail stores in New York City and Las Vegas along with the FAO Schwarz e-commerce and catalog businesses. We do not expect the acquisition to have a material impact on our Condensed Consolidated Financial Statements.
On June 8, 2009, we adopted amendment No. 2 (the “Amendment”) to the Amended and Restated Toys “R” Us, Inc. 2005 Management Equity Plan (the “MEP”) in order to modify the vesting provisions for certain tranches of stock options issued under the MEP. We are currently assessing the impact of the Amendment to our Condensed Consolidated Financial Statements.

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
Our Business
We generate sales, earnings, and cash flows by retailing merchandise in our juvenile, learning, entertainment, core toy and seasonal product categories worldwide. Our reportable segments are: Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile product offerings in 49 states and Puerto Rico; and Toys “R” Us – International (“International”), which operates, licenses or franchises stores in 32 foreign countries. As of May 2, 2009, there were 1,546 wholly-owned and franchised “R” Us branded retail stores worldwide. Domestic and International segments are also responsible for their respective internet operations.
Financial Performance
As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen weeks ended May 2, 2009 compared to the thirteen weeks ended May 3, 2008:

	13 Weeks Ended
($ In millions)	May 2, 2009	May 3, 2008
Net sales (decline) growth (versus prior year)	(8.9)%	5.3%
Gross margin as a percentage of Net sales	35.9%	35.9%
Selling, general and administrative expenses as a percentage of Net sales	31.8%	32.9%
Net loss attributable to Toys “R” Us, Inc.	$(35)	$(36)
Net sales for the thirteen weeks ended May 2, 2009 decreased due to decreased comparable store net sales across our segments, which have been impacted by the overall slowdown in the global economy.
Gross margin as a percentage of Net sales for the thirteen weeks ended May 2, 2009 remained unchanged as improvements in sales mix away from lower margin products were offset by price reductions taken in light of the slowdown in the global economy and the impact of foreign currency translation.
Selling, general and administrative expenses (“SG&A”) as a percentage of Net sales for the thirteen weeks ended May 2, 2009 decreased primarily due to initiatives to reduce overall operating expenses, including compensation, transportation costs, advertising and professional fees.
Net loss attributable to Toys “R” Us, Inc. for the thirteen weeks ended May 2, 2009 decreased primarily due to a decrease in SG&A, partially offset by a decrease in Gross margin and a decrease in Income tax benefit.
Comparable Store Net Sales
We include, in computing comparable store net sales, stores that have been open for at least 56 weeks (1 year and 4 weeks) from their “soft” opening date. A soft opening is typically two weeks prior to the grand opening. At the end of fiscal 2008, we changed our definition of comparable store net sales to include sales from our online business because we believe this combined measure represents a more useful disclosure in light of our fully integrated business. For comparability purposes, we have restated our comparable store net sales for our fiscal 2008 quarters.
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
Various factors affect comparable store net sales, including the number of stores we open or close, the number of transactions, the average transaction amount, the general retail sales environment, current local and global economic conditions, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, the timing of our releases of new merchandise and promotional events, the success of marketing programs and the cannibalization of existing store net sales by new stores. Among other things, weather conditions can affect comparable store net sales because inclement weather can require us to close certain stores temporarily and thus reduce customer traffic in those stores. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. These factors have caused our comparable store net sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store net sales will continue to fluctuate in the future.
The following shows our comparable store net sales performance for the thirteen weeks ended May 2, 2009 and May 3, 2008:

	13 Weeks Ended
	May 2, 2009 vs.	May 3, 2008 vs.
	2008	2007
Domestic	(5.4)%	1.4%
International	(5.4)%	(4.7)%
Store Count by Segment

	Segment Store Count
	May 2,	May 3,
	2009	2008	Change
Domestic (1)	847	845	2
International — Wholly-Owned (2)	506	504	2
International — Licensed and Franchised	193	181	12

Total	1,546	1,530	16

(1)	Store count as of May 2, 2009 includes 53 side-by-side stores, 20 “R” Superstores, 12 BRU Express stores and 63 Juvenile Expansions. As of May 3, 2008, there were 28 side-by-side stores, 5 “R” Superstores and 4 BRU Express stores.

(2)	Store count includes 70 and 35 side-by-side stores as of May 2, 2009 and May 3, 2008, respectively. As of May 2, 2009 there were 2 BRU Express stores.
Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended
	May 2,	May 3,
(In millions)	2009	2008	Change
Net loss attributable to Toys “R” Us, Inc.	$(35)	$(36)	$1
Net loss attributable to Toys “R” Us, Inc. decreased primarily due to a decrease in SG&A of $107 million, primarily due to initiatives to reduce overall operating expenses, partially offset by a decrease in Gross margin of $87 million as a result of lower overall Net sales, and a decrease in Income tax benefit of $13 million. Each of these changes includes the effect of foreign currency translation, which accounted for an approximate $7 million decrease in Net loss attributable to Toys “R” Us, Inc.
Net Sales

	13 Weeks Ended
					Percentage of Net Sales
	May 2,	May 3,			May 2,	May 3,
($ In millions)	2009	2008	$ Change	% Change	2009	2008
Domestic	$1,623	$1,711	$(88)	(5.1)%	65.5%	62.9%
International	854	1,008	(154)	(15.3)%	34.5%	37.1%

Total Net sales	$2,477	$2,719	$(242)	(8.9)%	100.0%	100.0%

For the thirteen weeks ended May 2, 2009, Net sales decreased by $242 million, or 8.9%, to $2.5 billion from $2.7 billion for the same period last year. Net sales for the thirteen weeks ended May 2, 2009 included the impact of foreign currency translation that decreased Net sales by approximately $104 million.
Excluding the impact of foreign currency translation, Net sales for the thirteen weeks ended May 2, 2009 decreased primarily due to decreased comparable store net sales across both our segments. Comparable store net sales have been impacted by the overall slowdown in the global economy, which contributed to a decrease in the number of transactions and a lower average transaction amount at both of our segments. Comparable store net sales were also affected by competitive pricing and increased promotional activity at both segments in order to continue drawing customer traffic to our stores despite difficult economic conditions around the world.
Domestic
Net sales for the Domestic segment decreased by $88 million, or 5.1%, to $1,623 million for the thirteen weeks ended May 2, 2009, compared to $1,711 million in the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 5.4%.
The comparable store net sales decrease was primarily the result of decreases in our entertainment, apparel and juvenile categories, which were all affected by the overall slowdown in the economy. The decrease in our entertainment category was driven by a slowdown in demand for certain game systems and related accessories. The apparel category decreased as we have phased out certain size offerings. The juvenile category decreased primarily due to declines in sales of higher priced items such as baby gear, furniture and bedding. Partially offsetting these decreases to the juvenile category were the conversion of certain stores to our side-by-side and “R” superstore formats, and increased sales due to expanded product offerings, such as Health & Beauty Aids and the introduction of “R” markets.
International
Net sales for the International segment decreased by $154 million, or 15.3%, to $854 million for the thirteen weeks ended May 2, 2009, compared to $1,008 million in the same period last year. Excluding a $104 million decrease in Net sales due to foreign currency translation, International Net sales decreased primarily due to a decrease in comparable store net sales of 5.4%.
The comparable store net sales decrease was primarily impacted by a decrease in our entertainment category, partially offset by an increase in our seasonal category. The decrease in sales in the entertainment category was primarily attributable to a slowdown in demand for certain game systems and related accessories. Sales of seasonal products, such as bicycles, sporting goods and outdoor play equipment, increased primarily due to warmer spring weather in the first quarter of fiscal 2009 compared to the same period in the prior year.
Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following costs are included in “Cost of sales”:
•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	13 Weeks Ended
				Percentage of Net Sales
	May 2,	May 3,		May 2,	May 3,	Percentage of Net
($ In millions)	2009	2008	$ Change	2009	2008	Sales Change
Domestic	$582	$614	$(32)	35.9%	35.9%	—
International	308	363	(55)	36.1%	36.0%	0.1%

Total Gross margin	$890	$977	$(87)	35.9%	35.9%	0.0%

Gross margin, as a percentage of Net sales, remained unchanged and decreased $87 million for the thirteen weeks ended May 2, 2009, compared to the same period last year. Foreign currency translation accounted for approximately $43 million of the decrease. Gross margin, as a percentage of Net sales, was impacted by improvements in sales mix away from lower margin products offset by price reductions taken in light of the slowdown in the global economy and the impact of foreign currency translation.

Domestic
Gross margin decreased by $32 million to $582 million for the thirteen weeks ended May 2, 2009, compared to $614 million in the same period last year. Gross margin, as a percentage of Net sales, for the thirteen weeks ended May 2, 2009 remained unchanged. Gross margin, as a percentage of Net sales, was impacted by improvements in sales mix away from lower margin products, such as video game hardware, offset by price reductions taken in light of the slowdown in the global economy.
International
Gross margin decreased by $55 million to $308 million for the thirteen weeks ended May 2, 2009, compared to $363 million in the same period last year. Foreign currency translation accounted for approximately $43 million of the decrease. Gross margin, as a percentage of Net sales, for the thirteen weeks ended May 2, 2009 increased 0.1%.
The increase in Gross margin, as a percentage of Net sales, was primarily due to a change in sales mix toward sales of higher margin seasonal, juvenile and learning products as well as decreased sales of lower margin video game hardware compared to the same period last year. Partially offsetting these increases were price reductions taken in light of the slowdown in the global economy and the impact of foreign currency translation.
Selling, General and Administrative Expenses (SG&A)
The following are the types of costs included in SG&A:
•	store payroll and related payroll benefits;

•	rent and other store operating expenses,

•	advertising expenses;

•	costs associated with operating our distribution network, including costs related to moving merchandise from distribution centers to stores; and

•	other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
	May 2,	May 3,		May 2,	May 3,	Percentage of Net Sales
($ In millions)	2009	2008	$ Change	2009	2008	Change
Toys “R” Us — Consolidated	$788	$895	$(107)	31.8%	32.9%	(1.1)%
SG&A decreased $107 million to $788 million for the thirteen weeks ended May 2, 2009, compared to $895 million for the same period last year. As a percentage of Net sales, SG&A decreased 1.1%. Foreign currency translation accounted for approximately $40 million of the decrease.
Excluding the impact of foreign currency translation, the decrease in SG&A was primarily due to initiatives to reduce overall operating expenses, including compensation, transportation costs, advertising and professional fees. Additionally, SG&A decreased at our International segment due to the contract termination payment related to the prior year settlement between Toys “R” Us – Japan, Ltd. (“Toys-Japan”) and McDonald’s Japan, which increased SG&A by $14 million in the first quarter of fiscal 2008.
Depreciation and Amortization

	13 Weeks Ended
	May 2,	May 3,
(In millions)	2009	2008	Change
Toys “R” Us — Consolidated	$93	$100	$(7)
Depreciation and amortization decreased by $7 million to $93 million for the thirteen weeks ended May 2, 2009, compared to $100 million for the same period last year. Foreign currency translation accounted for approximately $3 million of the decrease along with the addition of fewer new wholly-owned stores due to the curtailment of capital spending in the current year.
Other Income, Net
In fiscal 2009, we have included certain other income and expense items in Other income, net in our Condensed Consolidated Statements of Operations. For the first quarter of fiscal 2008, such income and expense items were not material and reported as a component of SG&A. Accordingly, prior period amounts have been corrected or reclassified to conform with our current year presentation. The change had no effect on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows and

Condensed Consolidated Statements of Stockholders’ Deficit as previously presented.
Other income, net includes the following:
•	gift card breakage and dormancy income;

•	credit card program income;

•	impairment losses on long-lived assets;

•	foreign exchange gains and losses; and

•	other operating income and expenses.

	13 Weeks Ended
	May 2,	May 3,
(In millions)	2009	2008	Change
Toys “R” Us — Consolidated	$12	$20	$(8)
Other income, net decreased by $8 million to $12 million for the thirteen weeks ended May 2, 2009, compared to $20 million for the same period last year. The decrease was primarily due to lower foreign exchange gains on foreign currency transactions compared to the same period last year.
Interest Expense

	13 Weeks Ended
	May 2,	May 3,
(In millions)	2009	2008	Change
Toys “R” Us — Consolidated	$94	$100	$(6)
Interest expense decreased by $6 million to $94 million for the thirteen weeks ended May 2, 2009 compared to $100 million for the same period last year. The decrease was primarily due to lower average interest rates during the quarter, partially offset by increases in charges due to changes in the fair values of our derivatives which do not qualify for hedge accounting compared to the same period last year.
Interest Income

	13 Weeks Ended
	May 2,	May 3,
(In millions)	2009	2008	Change
Toys “R” Us — Consolidated	$2	$7	$(5)
Interest income decreased by $5 million to $2 million for the thirteen weeks ended May 2, 2009 compared to $7 million for the same period last year primarily due to lower effective interest rates.
Income Tax Benefit
The following table summarizes our income tax benefit and effective tax rates for the thirteen weeks ended May 2, 2009 and May 3, 2008:

	13 Weeks Ended
	May 2,	May 3,
($ in millions)	2009	2008
Loss before income taxes	$(71)	$(91)
Income tax benefit	31	44
Effective tax rate	(43.7)%	(48.4)%
The effective tax rates for the thirteen weeks ended May 2, 2009 and May 3, 2008 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented.

Our forecasted annualized effective tax rate was 43.9% for the 13 weeks ended May 2, 2009 compared to 45.7% in the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to a decrease in taxable permanent adjustments, a reduction in state tax expense, and a change in the mix of earnings between jurisdictions.
For the thirteen weeks ended May 2, 2009, the discrete impact on our effective tax rate was an income tax benefit of $1 million related to state income taxes as well as changes to our liability for uncertain tax positions. For the thirteen weeks ended May 3, 2008 the discrete impact on our effective tax rate was an income tax benefit of $3 million related to state income taxes.
Liquidity and Capital Resources
Overview
As of May 2, 2009, we were in compliance with all of our financial covenants related to our outstanding debt. At May 2, 2009, we had no outstanding borrowings and a total of $102 million of outstanding letters of credit under our $2.0 billion secured revolving credit facility, which expires on July 21, 2010. We had availability of $1.1 billion under the facility at May 2, 2009. In addition, we had no outstanding borrowings and we had availability of $281 million, which excludes a lender who is unable to provide funding of $53 million, under our multi-currency revolving credit facility (£95 million and €145 million) and expires on July 21, 2010.
On March 31, 2008, Toys-Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($202 million at May 2, 2009), and expires in fiscal 2011. At May 2, 2009, we had outstanding Long-term debt of $202 million under Tranche 1 with no remaining availability.
On March 30, 2009, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is available in amounts of up to ¥12.6 billion ($127 million at May 2, 2009), and expires in fiscal 2010. At May 2, 2009, we had outstanding Short-term debt of $25 million under Tranche 2 with $102 million remaining availability. We paid fees of $1 million to refinance Tranche 2, which were capitalized as deferred debt issuance costs and are amortized over the term of the agreement.
Due to the deterioration in the credit markets, many financial institutions have reduced and, in some cases, ceased to provide funding to borrowers. We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. Currently we have funds available for borrowings under our credit facilities to finance our operations through July 2010. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy, failure, collapse or sale. As of May 2, 2009, a lender who provides availability of $53 million under our multi-currency revolving credit facility is unable to provide funding. This credit facility provides that the failure of one lender to fund its commitment does not relieve any other lenders of their obligations to fund their commitments. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative impact on our results of operations.
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
Although we believe that cash generated from operations, along with our existing cash and revolving credit facilities, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next 12 months, continued world-wide financial market disruption may have a negative impact on our financial performance and position in the future.

	13 Weeks Ended
	May 2,	May 3,
($ In millions)	2009	2008	$ Change	% Change
Net cash used in operating activities	$(515)	$(514)	$(1)	(0.2)%
Net cash (used in) provided by investing activities	(25)	79	(104)	(131.6)%
Net cash provided by financing activities	223	78	145	185.9%
Effect of exchange rate changes on cash and cash equivalents	4	14	(10)	(71.4)%

Net decrease during period in cash and cash equivalents	$(313)	$(343)	$30	8.7%

Cash Flows Used in Operating Activities
During the thirteen weeks ended May 2, 2009, net cash used in operating activities was $515 million compared to $514 million used in operating activities during the thirteen weeks ended May 3, 2008. The $1 million increase in cash used in operating activities was primarily the result of increased purchases of merchandise inventories and decreased gross margins from operations, partially offset by decreased operating expenses and decreased payments for income taxes.
Cash Flows (Used in) Provided by Investing Activities
During the thirteen weeks ended May 2, 2009, net cash used in investing activities was $25 million compared to net cash provided by investing activities of $79 million for the thirteen weeks ended May 3, 2008. The increase in net cash used was primarily the result of cash proceeds from the sale of $148 million of our Short-term investments received in the first quarter of fiscal 2008, partially offset by decreases in capital expenditures of $31 million and a $20 million decrease in the change in restricted cash.
Our capital expenditures are primarily for financing construction of new stores, remodeling existing stores, as well as, to improve and enhance our information technology systems. In addition, we have executed several small acquisitions of e-commerce assets. Due to the significant deterioration in the global financial markets and economic environment, we have taken and plan to continue taking steps to prudently curtail our capital spending for the foreseeable future, including a reduction in budgeted capital spending in fiscal 2009 in excess of 50% over fiscal 2008 amounts.
Cash Flows Provided by Financing Activities
During the thirteen weeks ended May 2, 2009, net cash provided by financing activities was $223 million compared to $78 million for the thirteen weeks ended May 3, 2008. The increase in net cash provided by financing activities was primarily due to increased borrowings at Toys-Japan due to the timing of merchandise payments in the first quarter of fiscal 2009. In addition, we repayed $137 million in borrowings in connection with the refinancing at Toys-Japan in the first quarter of fiscal 2008.
Debt
During the thirteen weeks ended May 2, 2009, we made the following change to our debt structure:
During the first quarter of fiscal 2009, Toys-Japan had additional net borrowings on its Tranche 1 unsecured loan of $184 million. In addition, on March 30, 2009, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥12.6 billion ($127 million at May 2, 2009), and expires in fiscal 2010. At May 2, 2009, Toys-Japan borrowed $25 million under Tranche 2.
Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Refer to the “CONTRACTUAL OBLIGATIONS” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, for details on our contractual obligations and commitments.

Credit Ratings
As of June 9, 2009, our current credit ratings, which are considered non-investment grade, were as follows:

	Moody’s	Standard and Poor’s
Long-term debt	B2	B
Outlook	Stable	Negative
Other credit ratings for our debt are available; however, we have disclosed only the ratings of the two largest nationally recognized statistical rating organizations.
Our current credit ratings, as well as any adverse future actions taken by the rating agencies with respect to our debt ratings, could negatively impact our ability to finance our operations on satisfactory terms and have the effect of increasing our financing costs. Our debt instruments do not contain provisions requiring acceleration of payment upon a debt rating downgrade.
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
Fair Value Measurements
On February 1, 2009, we adopted the fair value guidance related to nonfinancial assets and liabilities, as prescribed by SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), as amended by FASB Staff Position (“FSP SFAS”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” FSP SFAS 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements,” FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” and FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Assumptions made regarding the adoption of SFAS 157 will impact any accounting standards that include fair value measurements. Refer to Note 4 to the Condensed Consolidated Financial Statements entitled “Fair value measurements” for further details.
A summary of other significant accounting policies and a description of accounting policies that we believe critical may be found in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, in the “CRITICAL ACCOUNTING POLICIES” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Accounting Pronouncements
Refer to Note 1 entitled “Basis of presentation” and Note 11 entitled “Recent accounting pronouncements” to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the thirteen weeks ended May 2, 2009 except as noted below under Foreign Exchange Exposure.
Foreign Exchange Exposure
Our foreign currency exposure is primarily concentrated in the United Kingdom, Continental Europe, Canada, Australia and Japan. Our foreign subsidiaries make U.S. dollar denominated merchandise purchases through the normal course of business which expose us to foreign currency exchange transaction risk. During the first quarter of fiscal 2009, we entered into foreign currency exchange forward contracts to economically hedge a portion of these U.S. dollar denominated merchandise purchases for the remainder of fiscal 2009. As of May 2, 2009, we had a $198 million notional amount of outstanding contracts. A 10% change in foreign exchange rates against the U.S. dollar would result in a $20 million change in pre-tax earnings.
For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of May 2, 2009 these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Toysrus.com previously operated three co-branded on-line stores under a strategic alliance agreement (“Agreement”) with Amazon.com (“Amazon”). On May 21, 2004, we filed a lawsuit against Amazon and its affiliated companies in the Superior Court of New Jersey, Chancery Division, Passaic County (the “New Jersey Trial Court”) to terminate the Agreement. Amazon filed a counterclaim against us and our affiliated companies. On March 31, 2006, the New Jersey Trial Court entered an order (“Order”) terminating the Agreement and denying Amazon’s counterclaim. The parties each filed Notices of Appeal with the Appellate Division. On June 2, 2006, Amazon filed a lawsuit against us in the Superior Court of Washington, King County (the “Washington Court”) for money damages allegedly arising from services it was required to provide to us during the wind-down period pursuant to the Order. The Washington Court stayed the matter before it in favor of the New Jersey proceedings. On March 24, 2009, the Appellate Division affirmed the New Jersey Trial Court’s Order with respect to the termination of the Agreement and denial of Amazon’s counterclaim, but remanded to the New Jersey Trial Court for further proceedings on our claim that we are entitled to monetary damages arising from Amazon’s breach of the Agreement. On April 23, 2009, Amazon petitioned the New Jersey Supreme Court for certification of the Appellate Division’s decision for a discretionary appeal to the New Jersey Supreme Court, and that petition was denied on June 1, 2009.
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
Item 1A. Risk Factors
At May 2, 2009, there had not been any material changes to the information related to the ITEM 1A. “RISK FACTORS” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
On June 8, 2009, we adopted amendment No. 2 (the “Amendment”) to the Amended and Restated Toys “R” Us, Inc. 2005 Management Equity Plan (the “MEP”) in order to modify the vesting provisions for certain tranches of stock options issued under the MEP, all as further described in the Amendment filed herewith as Exhibit 10.1.
Item 6. Exhibits
Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC. (Registrant)
Date: June 9, 2009	/s/ F. CLAY CREASEY, JR.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Amendment No. 1 to the Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.2	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of the Registrant, dated June 10, 2008 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.1	Amendment No. 2, effective as of June 8, 2009, to the Amended and Restated Toys “R” US, Inc. 2005 Management Equity Plan, adopted on August 3, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.