Form 10-Q
period 2009-08-01
TOYS R US INC
filed 2009-09-04
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

As of September 4, 2009 there were outstanding 48,983,743 shares of common stock of Toys “R” Us, Inc.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	August 1, 2009	January 31, 2009	August 2, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$149	$783	$387
Accounts and other receivables	249	251	155
Merchandise inventories	2,164	1,781	2,193
Current deferred tax assets	82	84	80
Prepaid expenses and other current assets	160	124	162

Total current assets	2,804	3,023	2,977
Property and equipment, net	4,181	4,187	4,346
Goodwill, net	379	380	366
Deferred tax assets	236	180	193
Restricted cash	76	193	132
Other assets	496	448	459

	$8,172	$8,411	$8,473

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$36	$—	$82
Accounts payable	1,208	1,412	1,301
Accrued expenses and other current liabilities	780	847	836
Income taxes payable	28	49	34
Current portion of long-term debt	33	98	26

Total current liabilities	2,085	2,406	2,279
Long-term debt	5,496	5,447	5,905
Deferred tax liabilities	55	78	21
Deferred rent liabilities	269	260	265
Other non-current liabilities	372	372	337
Toys “R” Us, Inc. stockholders’ deficit	(214)	(274)	(432)
Noncontrolling interest	109	122	98

Total stockholders’ deficit	(105)	(152)	(334)

	$8,172	$8,411	$8,473

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	$2,567	$2,771	$5,044	$5,490
Cost of sales	1,616	1,757	3,203	3,499

Gross margin	951	1,014	1,841	1,991

Selling, general and administrative expenses	828	885	1,616	1,780
Depreciation and amortization	101	103	194	203
Other income, net	(64)	(53)	(76)	(73)

Total operating expenses	865	935	1,734	1,910

Operating earnings	86	79	107	81
Interest expense	(117)	(100)	(211)	(200)
Interest income	2	4	4	11

Loss before income taxes	(29)	(17)	(100)	(108)
Income tax benefit	54	26	85	70

Net earnings (loss)	25	9	(15)	(38)
Less: Net loss attributable to noncontrolling interest	2	4	7	15

Net earnings (loss) attributable to Toys “R” Us, Inc.	$27	$13	$(8)	$(23)

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
(In millions)	August 1, 2009	August 2, 2008
Cash Flows from Operating Activities:
Net loss	$(15)	$(38)
Adjustments to reconcile Net loss to net cash used in operating activities:
Depreciation and amortization	194	203
Amortization of debt issuance costs	27	17
Deferred income taxes	(7)	46
Gain on liquidation of foreign subsidiary	—	(39)
Other	17	(5)
Changes in operating assets and liabilities:
Accounts and other receivables	81	105
Merchandise inventories	(313)	(185)
Prepaid expenses and other operating assets	(12)	(3)
Accounts payable	(223)	(246)
Accrued expenses and other liabilities	(146)	(252)
Income taxes payable and receivable	(96)	(88)

Net cash used in operating activities	(493)	(485)

Cash Flows from Investing Activities:
Capital expenditures	(93)	(175)
Decrease (increase) in restricted cash	118	(1)
Proceeds from sales of fixed assets	3	29
Sale of short-term investments	—	167
Acquisitions	(11)	—

Net cash provided by investing activities	17	20

Cash Flows from Financing Activities:
Long-term debt borrowings	1,767	278
Short-term debt borrowings	61	100
Long-term debt repayment	(1,902)	(235)
Short-term debt repayment	(26)	(17)
Capitalized debt issuance costs	(73)	(3)
Purchase of Toys-Japan shares	—	(34)
Other	—	(2)

Net cash (used in) provided by financing activities	(173)	87

Effect of exchange rate changes on cash and cash equivalents	15	14

Cash and cash equivalents:
Net decrease during period	(634)	(364)
Cash and cash equivalents at beginning of period	783	751

Cash and cash equivalents at end of period	$149	$387

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Toys “R” Us, Inc. Stockholders’ Deficit
(In millions)	Issued Shares					Noncontrolling Interest	Total Deficit
Balance, February 2, 2008	—	$10	$20	$(419)	$(389)	$153	$(236)
Cumulative effect of change in accounting principle, net of tax	—	—	—	1	1	—	1
Net loss	—	—	—	(23)	(23)	(15)	(38)
Unrealized gain on hedged transactions, net of tax	—	—	10	—	10	—	10
Foreign currency effect on liquidation of foreign subsidiary	—	—	(39)	—	(39)	—	(39)
Foreign currency translation adjustments, net of tax	—	—	3	—	3	(1)	2

Total comprehensive loss					(48)	(16)	(64)
Acquisition of 14.35% of Toys-Japan shares	—	—	—	—	—	(37)	(37)
Toys “R” Us Holdings, Inc. reorganization (1)	49	1	—	—	1	—	1
Dividends paid	—	—	—	—	—	(2)	(2)
Stock compensation expense	—	4	—	—	4	—	4

Balance, August 2, 2008	49	$15	$(6)	$(441)	$(432)	$98	$(334)

Balance, January 31, 2009	49	$19	$(93)	$(200)	$(274)	$122	$(152)
Net loss	—	—	—	(8)	(8)	(7)	(15)
Unrealized gain on hedged transactions, net of tax	—	—	5	—	5	—	5
Foreign currency translation adjustments, net of tax	—	—	60	—	60	(6)	54

Total comprehensive income (loss)					57	(13)	44
Stock compensation expense	—	3	—	—	3	—	3

Balance, August 1, 2009	49	$22	$(28)	$(208)	$(214)	$109	$(105)

(1)	$0.01 par value; authorized 3,000 shares, outstanding 1,000 shares. Pursuant to the reorganization on June 10, 2008, our shares were exchanged for 48,955,808 shares, $0.001 par value.

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of August 1, 2009, January 31, 2009, and August 2, 2008, the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit for the twenty-six weeks ended August 1, 2009 and August 2, 2008, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Consolidated Balance Sheet at January 31, 2009, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The results of operations for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008 are not necessarily indicative of operating results of the full year.

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

Subsequent events

We have performed an evaluation of subsequent events through September 4, 2009, the date these financial statements were issued. Subsequent events have been disclosed in the related footnotes.

Reclassifications and Corrections of Previously Issued Financial Statements

We have increased Net cash provided by investing activities and decreased Net cash provided by financing activities by $34 million for the period ended August 2, 2008 to restate the purchase of additional shares in Toys “R” Us-Japan, Ltd. (“Toys-Japan”) that were previously presented as an investing activity rather than as a financing activity. These changes were made pursuant to our adoption of and retrospective application of SFAS 160 and had no effect on our previously reported Condensed Consolidated Statement of Operations, Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Stockholders’ Deficit.

For the thirteen and twenty-six weeks ended August 1, 2009, we have included certain other income and expense items as Other income, net on our Condensed Consolidated Statements of Operations, which have historically been presented as a net reduction in Selling, general and administrative expenses (“SG&A”). As such, we have restated Other income, net of $53 million and $73 million for the thirteen and twenty-six weeks ended August 2, 2008, respectively, to correctly present these immaterial items separately from SG&A and have corrected this presentation throughout the financial statements. The items included in this restatement primarily relate to gift card breakage, credit card program, foreign exchange gains and losses and other immaterial items. These changes had no effect on our previously reported Net earnings (loss) for the thirteen and twenty-six weeks ended August 2, 2008.

Gift card breakage

Prior to the fourth quarter of fiscal 2008, we recognized breakage income when gift card redemptions were deemed remote and we determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction (“Cliff Method”). At the end of the fourth quarter of fiscal 2008, we concluded that we had accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, we changed our method for recording gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards (“Redemption Method”).

In accordance with SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and Financial Accounting Standards Board (“FASB”) Statement No. 3” (“SFAS 154”), we concluded that this accounting change represented a change in accounting estimate effected by a change in accounting principle and accordingly, accounted for the change as a change in estimate. For the thirteen and twenty-six weeks ended August 2, 2008, the effect of the change in method of accounting did not have a material impact on our Condensed Consolidated Financial Statements.

2. Short-term borrowings and long-term debt

A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of August 1, 2009, January 31, 2009 and August 2, 2008 is outlined in the table below:

(In millions)	August 1, 2009	January 31, 2009	August 2, 2008
Short-term borrowings
Multi-currency revolving credit facility, expires July 21, 2010	$—	$—	$—
Toys-Japan short-term bank loans	36	—	82

Total short-term debt	$36	$—	$82

Long-term debt
Unsecured credit agreement, due December 8, 2009 (1)	$—	$1,300	$1,300
Toys-Japan committed credit line due fiscal 2011	212	18	186
Secured real estate loan, due August 9, 2010 (2)	800	800	800
$2.0 billion secured revolving credit facility, expires fiscals 2010-2012	23	—	—
Toys-Japan 1.20%-2.80% loans due fiscals 2010-2014	158	171	147
7.625% notes, due fiscal 2011 (3)	510	512	515
Secured term loan facility, due fiscal 2012	798	797	797
Unsecured credit facility, due fiscal 2012	180	180	180
French real estate credit facility, due fiscal 2012	90	81	99
Spanish real estate credit facility, due fiscal 2012	186	168	205
U.K. real estate senior credit facility, due fiscal 2013	589	514	699
U.K. real estate junior credit facility, due fiscal 2013	104	91	124
7.875% senior notes, due fiscal 2013 (3)	394	393	393
10.750% senior notes, due fiscal 2017 (4)	925	—	—
7.375% senior notes, due fiscal 2018 (3)	406	406	407
8.750% debentures, due fiscal 2021 (5)	22	22	22
Finance obligations associated with capital projects	83	37	29
Capital lease obligations	49	55	28

	5,529	5,545	5,931
Less current portion	33	98	26

Total long-term debt	$5,496	$5,447	$5,905

(1)	On July 9, 2009, we repaid the outstanding loan balance of $1,267 million plus accrued interest and fees.
(2)	We have exercised our third maturity date extension option, which extended the maturity date of the loan to August 9, 2010.
(3)	Represents obligations of Toys “R” Us, Inc. legal entity.
(4)	Represents obligations of Toys “R” Us Property Company I, LLC (“Toys Propco”), and subsidiaries.
(5)	Represents obligations of Toys “R” Us, Inc. and Toys “R” Us-Delaware, Inc. (“Toys–Delaware”).

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

Due to the deterioration in the credit markets, some financial institutions have reduced and, in certain cases, ceased to provide funding to borrowers. We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. Currently we have funds available to finance our operations under our secured revolving credit facility through May 2012 and our multi-currency revolving credit facility through July 2010. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy, failure, collapse or sale. As of August 1, 2009, a lender who provides availability of $57 million under our multi-currency revolving credit facility is unable to provide funding. This credit facility provides that the failure of one lender to fund its commitment does not relieve any other lenders of their obligations to fund their commitments. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.

The total fair values of our Short-term borrowings and Long-term debt, with carrying values of $5.6 billion, $5.5 billion and $6.0 billion at August 1, 2009, January 31, 2009 and August 2, 2008, were $4.4 billion, $2.9 billion and $5.4 billion, respectively. The fair values of our Short-term borrowings and Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods.

$2.0 billion secured revolving credit facility ($23 million at August 1, 2009)

On June 24, 2009, Toys–Delaware and certain of its subsidiaries amended and restated the credit agreement for their $2.0 billion secured revolving credit facility, which extended the maturity date on a portion of the facility and amended certain other provisions. As amended, the facility was bifurcated into a $1,526 million tranche maturing on May 21, 2012 that bears a tiered floating interest rate of LIBOR plus 3.75%- 4.25% per annum depending on usage, and a $517 million tranche maturing on July 21, 2010 that continues to bear a tiered floating interest rate of LIBOR plus 1.00%-2.00% depending on excess availability. We capitalized approximately $49 million in additional deferred financing fees associated with the amended and restated credit agreement.

This secured revolving credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets of Toys–Delaware, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants, including, among other things, covenants that restrict Toys–Delaware’s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. The secured revolving credit facility, as amended pursuant to the amended and restated credit agreement, requires Toys–Delaware to maintain “capped” availability at all times (except during the holiday period discussed below) of no less than the greater of $125 million or 12.5% of the “line cap” (which is the lesser of the total commitments at any time and the aggregate combined borrowing base). During the “holiday period”, which runs from October 15 to December 15 each year starting in 2010, Toys–Delaware must maintain “capped” availability of no less than $100 million and “uncapped” availability of no less than 15% of the aggregate combined borrowing base, unless Toys–Delaware has otherwise elected for the non-holiday thresholds to apply for such holiday period. Availability continues to be determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory, credit card receivables and certain real estate less any applicable availability reserves. At August 1, 2009, we had $23 million of outstanding borrowings, a total of $98 million of outstanding letters under this credit facility and “capped” availability of $988 million. This amount is also subject to a minimum availability covenant, which was $139 million at August 1, 2009. Outstanding borrowings under this facility are considered to be long-term since they may be refinanced under the tranche maturing on May 21, 2012.

Multi-currency revolving credit facility ($0 at August 1, 2009)

At August 1, 2009, we had no outstanding borrowings and we had $308 million of availability, which excludes a lender who is unable to provide funding of $57 million, under our multi-currency revolving credit facility (£95 million and €145 million) which expires on July 21, 2010. We believe that we have the ability to refinance this facility prior to expiration and we are currently evaluating available options.

Toys-Japan Unsecured Credit Lines ($212 million and $36 million at August 1, 2009)

On March 31, 2008, Toys-Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($212 million at August 1, 2009), which expires on March 30, 2011, and bears an interest rate of TOKYO INTER BANK OFFERED RATE (“TIBOR”) plus 0.63% per annum. At August 1, 2009, we had outstanding Long-term debt of $212 million under Tranche 1 with no remaining availability.

On March 30, 2009, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is available in amounts of up to ¥12.6 billion ($134 million at August 1, 2009), expiring on March 30, 2010, and bears an interest rate of TIBOR plus 0.63% per annum. At August 1, 2009, we had outstanding Short-term debt of $36 million under Tranche 2 with $98 million remaining availability. We paid fees of $1 million to refinance Tranche 2, which were capitalized as deferred debt issuance costs and are amortized over the term of the agreement.

These agreements contain covenants, including, among other things, covenants that require Toys-Japan to maintain a certain minimum level of net assets and profitability during the agreement terms. The agreement also restricts us from reducing our ownership percentage in Toys-Japan.

Senior Notes, due 2017 ($925 million at August 1, 2009)

On July 9, 2009, Toys Propco, one of our wholly-owned subsidiaries, completed the offering of $950 million aggregate principal amount of senior unsecured 10.75% notes due 2017 (the “Notes”). The Notes were issued at a discount of $25 million which resulted in the receipt of proceeds of $925 million. Toys Propco used the proceeds of $925 million from the offering of the Notes, together with $138 million of cash contributions from Toys “R” Us, Inc., proceeds of $124 million from the sale of 11 owned properties and transfer of the underlying leases on 14 properties to Toys–Delaware, $99 million of restricted cash released from restrictions, and $1 million of cash on hand to repay the outstanding loan balance under Toys Propco’s unsecured credit agreement of $1,267 million plus accrued interest of approximately $1 million and fees at closing of approximately $19 million. Total fees paid in connection with the sale of the Notes totaled approximately $23 million and will be deferred and expensed over the life of the Notes. As a result of the repayment of our unsecured credit agreement, we expensed approximately $8 million of deferred financing costs. The Notes are solely the obligation of Toys Propco and its subsidiaries (the “Guarantors”) and are not guaranteed by Toys “R” Us, Inc. or Toys–Delaware. All intercompany gains realized on the sale of the properties have been eliminated in consolidation.

The Notes are guaranteed by the Guarantors, jointly and severally, and the indenture governing the Notes contain covenants, including, among other things, covenants that restrict the ability of Toys Propco and the Guarantors to incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, and impose restrictions on the ability of the Guarantors to pay dividends or make other payments. The indenture governing the Notes also contains covenants that limit the ability of Toys “R” Us, Inc. to cause or permit Toys–Delaware to incur indebtedness or make restricted payments. These covenants are subject to a number of important qualifications and limitations. The Notes may be redeemed, in whole or in part, at any time prior to July 15, 2013 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The Notes will be redeemable, in whole or in part, at any time on or after July 15, 2013, at the specified redemption prices, plus accrued and unpaid interest, if any. In addition, Toys Propco may redeem up to 35% of the Notes before July 15, 2012 with the net cash proceeds from certain equity offerings. Following specified kinds of changes of control with respect to Toys “R” Us, Inc. or Toys Propco, Toys Propco will be required to offer to purchase the Notes at a purchase price of 101% of their principal amount, plus accrued and unpaid interest, if any. Interest on the Notes is payable in cash semi-annually in arrears through maturity on January 15 and July 15 of each year, commencing on January 15, 2010.

Pursuant to a registration rights agreement that Toys Propco entered into in connection with the offering of the Notes, Toys Propco is required to use our reasonable efforts to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register notes that would have substantially identical terms as the Notes, and consummate an exchange offer for such notes within 365 days after July 9, 2009. In the event Toys Propco fails to meet the 365-day target or certain other conditions set forth in the registration rights agreement, the annual interest rate on the Notes will increase by 0.25%. The annual interest rate on the Notes will increase by an additional 0.25% for each subsequent 90-day period such target or conditions are not met, up to a maximum increase of 0.50%.

Secured real estate loans, due August 9, 2010 ($800 million at August 1, 2009)

We have exercised our third maturity date extension option, which extended the maturity date of the loans from August 9, 2009 to August 9, 2010. No other terms of the loans were changed as a result of the extension. Pursuant to the extension option, we were also required to extend our current interest rate cap through the end of the third maturity extension. Refer to Note 3 entitled “Derivative instruments and hedging activities” for further details. We believe that we have the ability to repay or refinance these borrowings prior to maturity and we are currently evaluating available options.

Guarantees

We currently guarantee 80% of Toys-Japan’s three installment loans from a third party in Japan, totaling ¥3.4 billion ($36 million). These loans have annual interest rates of 2.6% – 2.8% and mature from 2012 to 2014 and are reported as part of the Toys-Japan bank loans of $158 million at August 1, 2009. In addition, we have an agreement with McDonald’s Holding Company (Japan), Ltd. (“McDonald’s Japan”), in which we promise to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% of Toys-Japan’s three installment loans.

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

Cash Flow Hedges

Certain of our derivative contracts qualify as variable cash flow hedges under SFAS 133. The effective portion of a cash flow hedge is recorded to Accumulated other comprehensive loss; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of the hedging relationships on an ongoing basis and recalculate changes in fair values of the derivatives and the underlying hedged items separately. For our derivatives that are designated under SFAS 133 as cash flow hedges, we recognized a gain of $1 million and less than $1 million of hedge ineffectiveness for the thirteen and twenty-six weeks ended August 1, 2009, respectively. No material ineffectiveness was recorded for the thirteen and twenty-six weeks ended August 2, 2008, respectively. Reclassifications from Accumulated other comprehensive loss to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated swaps. We expect to reclassify a net loss of approximately $33 million over the next 12 months to Interest expense from Accumulated other comprehensive loss.

Interest Rate Contracts

We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt. We enter into interest rate contracts such as interest rate swaps and/or caps to manage interest rate risk in order to reduce our exposure to variability in expected future cash outflows attributable to the changes in LIBOR and EURIBOR rates. Our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. Our interest rate contracts have various maturity dates through April 2015. A portion of these derivative contracts qualify for hedge accounting as variable cash flow hedges under SFAS 133.

The Company has agreements with some of its derivative counterparties that contain credit-risk related features. These agreements contain provisions where the Company could be declared in default on its derivative obligations if the Company defaults on certain specified indebtedness. Additionally, the Company has one agreement with a provision requiring the Company to maintain an investment grade credit rating from each of the major credit rating agencies. As the Company’s ratings are currently below investment grade, we are required to post collateral for this contract. At August 1, 2009, derivative liabilities related to agreements that contain credit-risk related features had a fair value of $49 million. The Company has a minimum collateral posting threshold with certain derivative counterparties and has posted collateral of $43 million as of August 1, 2009.

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

On May 11, 2009, we extended the interest rate caps on the $800 million notional amount related to the secured real estate loan through the end of the third maturity date extension as required under the terms of the loan agreement. The amount paid to extend the caps was nominal. The interest rate caps manage the variable cash flows associated with changes in the one month LIBOR above 7.00% and do not qualify for hedge accounting under SFAS 133.

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

Our foreign exchange contracts contain some credit-risk related contingent features and are subject to master netting arrangements. These derivative contracts are not designated as hedges under SFAS 133 and typically mature within 12 months. These agreements contain provisions where the Company could be declared in default on its derivative obligations if the Company defaults on certain specified indebtedness. We are not required to post collateral for these contracts.

The following table sets forth the net impact of the effective portion of derivatives on Accumulated other comprehensive loss on our Condensed Consolidated Statements of Stockholders’ Deficit for the twenty-six weeks ended August 1, 2009 and August 2, 2008:

	26 Weeks Ended
(In millions)	August 1, 2009	August 2, 2008
Derivatives qualified as cash flow hedges under SFAS 133:
Interest Rate Contracts	$5	$10

The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008:

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Derivatives not qualified for hedge accounting under SFAS 133:
Gain on the change in fair value - Interest Rate Contracts	$3	$4	$—	$9
Loss on the change in fair value - Foreign Exchange Contracts	(34)	(2)	(44)	(5)

	(31)	2	(44)	4

Derivatives qualified as variable cash flow hedges under SFAS 133:
Loss reclassified from Accumulated other comprehensive loss (effective portion) - Interest Rate Contracts	(9)	(6)	(18)	(10)
Gain amortized from terminated cash flow hedges - Interest Rate Contracts	—	—	1	1
Gain on cash flow hedges (ineffective portion and amounts excluded from effectiveness testing) - Interest Rate Contracts	1	—	—	—

	(8)	(6)	(17)	(9)

Total interest expense	$(39)	$(4)	$(61)	$(5)

The following table illustrates the notional amounts and the related fair values of our derivatives included within our Condensed Consolidated Balance Sheets:

	August 1, 2009		January 31, 2009		August 2, 2008
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts that qualify as cash flow hedges under SFAS 133:
Other assets	$1,800	$18	$—	$—	$1,900	$6
Accrued expenses and other current liabilities	—	—	—	—	600	(1)
Other non-current liabilities	1,303	(41)	1,303	(44)	4	—

Interest Rate Contracts not qualified for hedge accounting under SFAS 133:
Prepaid expenses and other current assets	$2,100	$—	$2,191	$—	$4,291	$—
Other assets	1,911	3	600	—	1,224	24
Other non-current liabilities	376	(8)	337	(6)	—	—

Foreign Currency Contracts not qualified for hedge accounting under SFAS 133:
Prepaid expenses and other current assets	$6	$—	$—	$—	$206	$1
Accrued expenses and other current liabilities	390	(21)	74	(2)	30	—

Total derivative contracts outstanding
Prepaid expenses and other current assets	$2,106	$—	$2,191	$—	$4,497	$1
Other assets	3,711	21	600	—	3,124	30

Total derivative assets(1)	$5,817	$21	$2,791	$—	$7,621	$31

Accrued expenses and other current liabilities	$390	$(21)	$74	$(2)	$630	$(1)
Other non-current liabilities	1,679	(49)	1,640	(50)	4	—

Total derivative liabilities(1)	$2,069	$(70)	$1,714	$(52)	$634	$(1)

(1)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.

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

Derivative Financial Instruments

Currently, we use derivative financial arrangements to manage a variety of risk exposures, including interest rate risk associated with our Long-term debt and foreign currency risk relating to cross-currency intercompany lending and merchandise purchases. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities.

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

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. We have determined that our cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of August 1, 2009, January 31, 2009 and August 2, 2008, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$24	$—	$—	$24
Derivative financial instruments	—	(52)	3	(49)

Balance at August 1, 2009	$24	$(52)	$3	$(25)

Cash equivalents	$183	$—	$—	$183
Derivative financial instruments	—	(46)	(6)	(52)

Balance at January 31, 2009	$183	$(46)	$(6)	$131

Derivative financial instruments	$—	$30	$—	$30

Balance at August 2, 2008	$—	$30	$—	$30

The table below presents the changes in the fair value of our derivative financial instruments and short-term investments within Level 3 of the fair value hierarchy for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008.

(In millions)	Level 3 - Derivative Financial Instruments
Balance, January 31, 2009	$(6)
Total unrealized loss	(3)
Transfers in to Level 3	5

Balance, May 2, 2009	(4)
Total unrealized gain	7

Balance, August 1, 2009	$3

(In millions)	Level 3 -Short-term Investments
Balance, February 3, 2008	$168
Settlements	(148)

Balance, May 3, 2008	20
Settlements	(19)
Total realized loss	(1)

Balance, August 2, 2008	$—

5. Income taxes

The following table summarizes our income tax benefit and effective tax rates for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Loss before income taxes	$(29)	$(17)	$(100)	$(108)
Income tax benefit	54	26	85	70
Effective tax rate	(186.2)%	(152.9)%	(85.0)%	(64.8)%

The effective tax rates for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate was 45.1% for the twenty-six weeks ended August 1, 2009 compared to 40.6% in the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to an increase in taxable permanent adjustments, an increase in state tax expense, and a change in the mix of earnings between jurisdictions.

For the thirteen weeks ended August 1, 2009, our effective tax rate was impacted by a tax benefit of $41 million attributable to the reversal of deferred tax liabilities associated with the undistributed earnings of one of our non-U.S. subsidiaries, as it is management’s intention to reinvest those earnings indefinitely. This was partially offset by tax expense of $1 million related to changes to our liability for uncertain tax positions. For the thirteen weeks ended August 2, 2008, our effective tax rate was impacted by income tax benefits of $20 million related to the establishment of foreign tax credits resulting from Toys-Japan becoming a controlled foreign corporation for tax purposes, $8 million related to a reduction in valuation allowance, $5 million related to state tax refunds due to settlements of tax examinations and $2 million related to adjustments to other deferred taxes. These tax benefits were partially offset by tax expense of $7 million related to our liability for uncertain tax positions and tax expense of $4 million related to adjustments to income taxes payable.

For the twenty-six weeks ended August 1, 2009, our effective tax rate was impacted by a tax benefit of $41 million attributable to the reversal of deferred tax liabilities associated with the undistributed earnings of one of our non-U.S. subsidiaries, as it is management’s intention to reinvest those earnings indefinitely, and a tax benefit of $1 million related to state income taxes and changes to our liability for uncertain tax positions. For the twenty-six weeks ended August 2, 2008, our effective tax rate was impacted by tax benefits of $20 million related to establishment of foreign tax credits resulting from Toys-Japan becoming a controlled foreign corporation for tax purposes, $5 million related to adjustments to other deferred taxes, $8 million related to a reduction in valuation allowance, and $5 million related to state tax refunds due to settlements of tax examinations. These tax benefits were partially offset by tax expense of $6 million related to our liability for uncertain tax positions, and tax expense of $3 million related to adjustments to income taxes payable.

6. Segments

In the third quarter of fiscal 2008, we commenced operating our domestic business as a single Toys “R” Us-Domestic (“Domestic”) operating segment in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Pursuant to this change, our reportable segments are: Domestic, which provides toy and juvenile product offerings in 49 states and Puerto Rico; and Toys “R” Us-International (“International”), which operates, licenses or franchises “R” Us branded retail stores in 33 foreign countries with wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom, and consolidates the results of Toys-Japan. Domestic and International segments are also responsible for their respective internet operations. All intercompany transactions between segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Our percentages of Consolidated Net sales by product category for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008 were as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Juvenile	40.2%	38.9%	41.3%	39.8%
Learning	16.7%	15.3%	16.2%	15.3%
Entertainment	10.7%	14.1%	11.7%	15.0%
Core Toy	12.7%	12.2%	12.4%	12.0%
Seasonal	18.3%	18.1%	17.1%	16.6%
Other	1.4%	1.4%	1.3%	1.3%

Total	100%	100%	100%	100%

A summary of operations by reportable segment is as follows:
	13 Weeks Ended		26 Weeks Ended
(In millions)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales
Domestic	$1,576	$1,686	$3,199	$3,397
International	991	1,085	1,845	2,093

Total Net sales	$2,567	$2,771	$5,044	$5,490

Operating earnings (loss)
Domestic	$79	$93	$185	$195
International	17	14	(4)	(24)
Corporate and other charges (1)	(10)	(28)	(74)	(90)

Operating earnings	86	79	107	81
Interest expense	(117)	(100)	(211)	(200)
Interest income	2	4	4	11

Loss before income taxes	$(29)	$(17)	$(100)	$(108)

(1)

For the thirteen and twenty-six weeks ended August 1, 2009, Corporate and other charges includes a $51 million gain related to the settlement of litigation with Amazon.com (“Amazon”). For the thirteen and twenty-six weeks ended August 2, 2008, amount includes $39 million gain related to the substantial liquidation of the operations of TRU (HK) Limited, our wholly-owned subsidiary.

(In millions)	August 1, 2009	January 31, 2009	August 2, 2008
Merchandise inventories
Domestic	$1,299	$1,165	$1,181
International	865	616	1,012

Total Merchandise inventories	$2,164	$1,781	$2,193

7. Litigation and legal proceedings

Toysrus.com previously operated three co-branded on-line stores under a strategic alliance agreement (“Agreement”) with Amazon. On May 21, 2004, we filed a lawsuit against Amazon and its affiliated companies in the Superior Court of New Jersey, Chancery Division, Passaic County (the “New Jersey Trial Court”) to terminate the Agreement. Amazon filed a counterclaim against us and our affiliated companies. On March 31, 2006, the New Jersey Trial Court entered an order (“Order”) terminating the Agreement and denying Amazon’s counterclaim. The parties each filed Notices of Appeal with the Appellate Division. On June 2, 2006, Amazon filed a lawsuit against us in the Superior Court of Washington, King County (the “Washington Court”) for money damages allegedly arising from services it was required to provide to us during the wind-down period pursuant to the Order. The Washington Court stayed the matter before it in favor of the New Jersey proceedings. On March 24, 2009, the Appellate Division affirmed the New Jersey Trial Court’s Order with respect to the termination of the Agreement and denial of Amazon’s counterclaim, but remanded to the New Jersey Trial Court for further proceedings on our claim that we are entitled to monetary damages arising from Amazon’s breach of the Agreement. On April 23, 2009, Amazon petitioned the New Jersey Supreme Court for certification of the Appellate Division’s decision for a discretionary appeal to the New Jersey Supreme Court, and that petition was denied on June 1, 2009. On June 11, 2009, we entered into a settlement agreement (the “Settlement Agreement”) with Amazon to settle all disputes related to the New Jersey Trial Court and the Washington Court actions. Both lawsuits were dismissed with prejudice and, pursuant to the terms of the Settlement Agreement, on July 21, 2009, Amazon paid the Company $51 million which was recorded in Other income, net.

On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements with retailers in violation of antitrust laws. On July 29, 2009, Defendants filed a petition with the Third Circuit Court of Appeals seeking permission to immediately appeal the District Court’s class certification order. We intend to vigorously defend both cases.

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

8. Related party transactions

Transactions with the Sponsors — We are owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the July 21, 2005 merger and recapitalization transaction. We recorded management and advisory fees of $4 million and $8 million for the thirteen and twenty-six weeks ended August 1, 2009, respectively. We recorded management and advisory fees of $4 million and $9 million for the thirteen and twenty-six weeks ended August 2, 2008, respectively.

From time to time the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. These syndicates include affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co. L.P., all equity owners of the Company. During the thirteen and twenty-six weeks ended August 1, 2009, the interest amounts paid on such debt and debt securities held by related parties were $2 million and $10 million, respectively. During the thirteen and twenty-six weeks ended August 2, 2008, the interest amounts paid on such debt and debt securities held by related parties were $4 million and $12 million, respectively. Refer to Note 2 entitled “Short-term borrowings and long-term debt” for further details.

Management Equity Plan Amendment — On June 8, 2009, we adopted amendment No. 2 (the “Amendment”) to the Amended and Restated Toys “R” Us, Inc. Management Equity Plan (the “MEP”) in order to modify the vesting provisions for certain tranches of stock options issued under the MEP. The Amendment did not have a material impact on our Condensed Consolidated Financial Statements.

9. Acquisitions and dispositions

In February 2009, the Company acquired the e-commerce websites eToys.com and BabyUniverse.com as well as the parenting web site ePregnancy.com. Also, in February we acquired the Internet domain Toys.com through a separate bankruptcy auction. The acquisitions did not have a material impact on our Condensed Consolidated Financial Statements.

On May 28, 2009, the Company acquired certain business assets of FAO Schwarz, a children’s retailer. As part of the acquisition, the Company will continue to operate the two FAO Schwarz retail stores in New York City and Las Vegas along with the FAO Schwarz e-commerce and catalog businesses. The acquisition did not have a material impact on our Condensed Consolidated Financial Statements.

Subsequent events

On August 26, 2009, we sold an idle distribution center for $14 million which resulted in a gain of approximately $5 million.

On September 3, 2009, the Company acquired the brand and other intellectual property assets of KB Toys, a toy retailer. We do not expect the acquisition to have a material impact on our Condensed Consolidated Financial Statements.

10. Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”), which officially launched July 1, 2009, as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Although the Codification is not expected to change U.S. GAAP, we are currently evaluating the impact SFAS 168 will have on our Condensed Consolidated Financial Statement disclosures as all future references to authoritative accounting literature will be in accordance with the Codification.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FIN 46(R)” (“SFAS 167”). SFAS 167 modifies how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. In addition, a reporting entity will be required to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective at the start of the first fiscal year beginning after November 15, 2009. We are currently assessing the impact that SFAS 167 will have on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” (“SFAS 166”). SFAS 166 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective at the start of the first fiscal year beginning after November 15, 2009. We are currently assessing the impact that SFAS 166 will have on our Condensed Consolidated Financial Statements.

On May 3, 2009, we adopted SFAS No. 165, “Subsequent Events,” (“SFAS 165”), SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 165 did not have a material impact on our Condensed Consolidated Financial Statements.

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

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business

We generate sales, earnings, and cash flows by retailing merchandise in our juvenile, learning, entertainment, core toy and seasonal product categories worldwide. Our reportable segments are: Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile product offerings in 49 states and Puerto Rico; and Toys “R” Us – International (“International”), which operates, licenses or franchises stores in 33 foreign countries. As of August 1, 2009, there were 1,553 wholly-owned and franchised “R” Us branded retail stores worldwide. Domestic and International segments are also responsible for their respective internet operations.

Financial Performance

As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen and twenty-six weeks ended August 1, 2009 compared to the thirteen and twenty-six weeks ended August 2, 2008:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales (decline) growth (versus prior year)	(7.4)%	6.4%	(8.1)%	5.9%
Gross margin as a percentage of Net sales	37.0%	36.6%	36.5%	36.3%
Selling, general and administrative expenses as a percentage of Net sales	32.3%	31.9%	32.0%	32.4%
Net earnings (loss) attributable to Toys “R” Us, Inc	$27	$13	$(8)	$(23)

Net sales for the thirteen and twenty-six weeks ended August 1, 2009 decreased due to decreased comparable store net sales across our segments driven largely by reduced demand for gaming systems and accessories, the overall slowdown in the global economy and unfavorable changes in foreign currency exchange rates.

Gross margin as a percentage of Net sales for the thirteen and twenty-six weeks ended August 1, 2009 increased primarily due to improvements in sales mix away from lower margin products partially offset by price reductions taken in light of the slowdown in the global economy.

Selling, general and administrative expenses (“SG&A”) as a percentage of Net sales for the thirteen weeks ended August 1, 2009 increased primarily due to the fact that Net sales decreased at a greater rate than the decrease in SG&A. SG&A as a percentage of Net sales for the twenty-six weeks ended August 1, 2009 decreased primarily due to initiatives to reduce overall operating expenses. Additionally, SG&A decreased by $14 million for the twenty-six weeks ended August 1, 2009 due to the contract termination payment related to the prior year settlement between Toys “R” Us – Japan, Ltd. (“Toys-Japan”) and McDonald’s Japan in the first quarter of fiscal 2008.

Net earnings (loss) attributable to Toys “R” Us, Inc. for the thirteen and twenty-six weeks ended August 1, 2009 improved primarily due to a decrease in SG&A, a $51 million litigation settlement with Amazon.com (“Amazon”), and an increase in Income tax benefit, partially offset by a decrease in Gross margin, an increase in Interest expense and a gain of $39 million in the prior year which resulted from the liquidation of our Hong Kong subsidiary.

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

Various factors affect comparable store net sales, including the number of stores we open or close, the number of transactions, the average transaction amount, the general retail sales environment, current local and global economic conditions, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, the timing of our releases of new merchandise and promotional events, the success of marketing programs and the cannibalization of existing store net sales by new stores. Among other things, weather conditions can affect comparable store net sales because inclement weather may discourage travel or require temporary store closures, thereby reducing customer traffic. These factors have caused our comparable store net sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store net sales will continue to fluctuate in the future.

The following table discloses our comparable store net sales performance for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2009 vs. 2008	August 2, 2008 vs. 2007	August 1, 2009 vs. 2008	August 2, 2008 vs. 2007
Domestic	(7.2)%	4.2%	(6.3)%	2.7%
International	(3.9)%	(0.8)%	(4.6)%	(2.5)%

Store Count by Segment

	Segment Store Count
	August 1, 2009	August 2, 2008	Change
Domestic (1)	848	846	2
International - Wholly-Owned (2)	510	504	6
International - Licensed and Franchised	195	186	9

Total	1,553	1,536	17

(1)

Store count as of August 1, 2009 includes 62 side-by-side stores, 22 “R” Superstores, 12 BRU Express stores and 63 Juvenile Expansions. As of August 2, 2008, there were 40 side-by-side stores, 6 “R” Superstores and 6 BRU Express stores.

(2)	Store count as of August 1, 2009 includes 72 side-by-side stores and 2 BRU Express stores. As of August 2, 2008 there were 49 side-by-side stores.

Net Earnings (Loss) Attributable to Toys “R” Us, Inc.

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 1, 2009	August 2, 2008	Change	August 1, 2009	August 2, 2008	Change
Net earnings (loss) attributable to Toys “R” Us, Inc	$27	$13	$14	$(8)	$(23)	$15

The increase in Net earnings attributable to Toys “R” Us, Inc. for the thirteen weeks ended August 1, 2009 was primarily due to a reduction in SG&A of $57 million, resulting primarily from initiatives to reduce our operating expenses and an increase in Income tax benefit of $28 million, both of which were partially offset by a decrease in Gross margin of $63 million and an increase in Interest expense of $17 million.

The decrease in Net loss attributable to Toys “R” Us, Inc. for the twenty-six weeks ended August 1, 2009 was primarily due to a reduction in SG&A of $164 million, resulting primarily from initiatives to reduce our operating expenses and an increase in Income tax benefit of $15 million, both of which were partially offset by a decrease in Gross margin of $150 million and an increase in Interest expense of $11 million.

Net Sales

	13 Weeks Ended
					Percentage of Total Net Sales
($ In millions)	August 1, 2009	August 2, 2008	$ Change	% Change	August 1, 2009	August 2, 2008
Domestic	$1,576	$1,686	$(110)	(6.5)%	61.4%	60.8%
International	991	1,085	(94)	(8.7)%	38.6%	39.2%

Total Net sales	$2,567	$2,771	$(204)	(7.4)%	100.0%	100.0%

For the thirteen weeks ended August 1, 2009, Net sales decreased by $204 million, or 7.4% to $2,567 million from $2,771 million for the same period last year. Net sales for the thirteen weeks ended August 1, 2009 included the impact of foreign currency translation that decreased Net sales by approximately $59 million.

Excluding the impact of foreign currency translation, Net sales for the thirteen weeks ended August 1, 2009 decreased primarily due to decreased comparable store net sales across both our segments. Comparable store net sales have been impacted by the overall slowdown in the global economy, which contributed to a decrease in the number of transactions and a lower average transaction amount at both of our segments.

	26 Weeks Ended
					Percentage of Total Net Sales
($ In millions)	August 1, 2009	August 2, 2008	$ Change	% Change	August 1, 2009	August 2, 2008
Domestic	$3,199	$3,397	$(198)	(5.8)%	63.4%	61.9%
International	1,845	2,093	(248)	(11.8)%	36.6%	38.1%

Total Net sales	$5,044	$5,490	$(446)	(8.1)%	100.0%	100.0%

For the twenty-six weeks ended August 1, 2009, Net sales decreased by $446 million, or 8.1% to $5,044 million from $5,490 million for the same period last year. Net sales for the twenty-six weeks ended August 1, 2009 included the impact of foreign currency translation that decreased Net sales by approximately $163 million.

Excluding the impact of foreign currency translation, Net sales for the twenty-six weeks ended August 1, 2009 decreased primarily due to decreased comparable store net sales across both our segments. Comparable store net sales have been impacted by the overall slowdown in the global economy, which contributed to a decrease in the number of transactions and a lower average transaction amount at both of our segments.

Domestic

Net sales for the Domestic segment decreased by $110 million, or 6.5% to $1,576 million for the thirteen weeks ended August 1, 2009, compared with $1,686 million in the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 7.2%.

The decrease in comparable store net sales resulted primarily from decreases in our entertainment, apparel, seasonal and juvenile categories, which were all affected by the overall slowdown in the economy. The decrease in our entertainment category was driven by a slowdown in demand for certain game systems and related accessories as well as fewer new software releases. The apparel category decreased as we have phased out certain size offerings. Sales of seasonal products, such as outdoor play equipment decreased primarily due to cooler weather. The juvenile category decreased primarily due to declines in sales of higher priced items such as baby gear, furniture and bedding. Partially offsetting these decreases were increases in sales from our stores that were recently converted to our side-by-side and “R” superstore formats, and increased sales of consumables from expanded product offerings, such as Health and Beauty Aids.

Net sales for the Domestic segment decreased by $198 million, or 5.8% to $3,199 million for the twenty-six weeks ended August 1, 2009, compared with $3,397 million in the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 6.3%.

The decrease in comparable store net sales resulted primarily from decreases in our entertainment, apparel and juvenile categories, which were all affected by the overall slowdown in the economy. The decrease in our entertainment category was driven by a slowdown in demand for certain game systems and related accessories as well as well as fewer new software releases. The apparel category decreased as we have phased out certain size offerings. The juvenile category decreased primarily from declines in sales of higher priced items such as baby gear, furniture and bedding. Partially offsetting these decreases were increases in sales from our stores that were recently converted to our side-by-side and “R” superstore formats, and increased sales of consumables from expanded product offerings, such as Health and Beauty Aids.

International

Net sales for the International segment decreased by $94 million, or 8.7%, to $991 million for the thirteen weeks ended August 1, 2009, compared with $1,085 million in the same period last year. Excluding a $59 million decrease in Net sales due to foreign currency translation, International Net sales decreased primarily due to a decrease in comparable store net sales of 3.9%.

The decrease in comparable store net sales resulted primarily from decreases in our entertainment and juvenile categories, which were affected by the slowdown in the global economy. Entertainment decreases were primarily attributable to a slowdown in demand for video game hardware and related accessories as well as fewer new software releases. The juvenile category decreased primarily from declines in sales of furniture, apparel and consumables. These decreases were partially offset by increases in our learning and core toy categories driven by increased sales of educational and licensed products.

Net sales for the International segment decreased by $248 million, or 11.8%, to $1,845 million for the twenty-six weeks ended August 1, 2009, compared to $2,093 million in the same period last year. Excluding a $163 million decrease in Net sales due to foreign currency translation, International Net sales decreased primarily due to a decrease in comparable store net sales of 4.6%.

The decrease in comparable store net sales resulted primarily from decreases in our entertainment and juvenile categories, which were affected by the slowdown in the global economy. Entertainment decreases were primarily attributable to a slowdown in demand for video game hardware and related accessories as well as fewer new software releases. The juvenile category decreased primarily from declines in sales of furniture, bulk products and consumables. These decreases were partially offset by increases in our seasonal and learning categories. Sales of seasonal products, such as bicycles, sporting goods and outdoor play equipment, increased primarily due to warmer spring weather in fiscal 2009 compared with the same period in the prior year. The increase in our learning category was primarily due to increased sales of educational products.

Cost of Sales and Gross Margin

We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.

The following costs are included in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	August 1, 2009	August 2, 2008	$ Change	August 1, 2009	August 2, 2008	Percentage of Net Sales Change
Domestic	$579	$606	$(27)	36.7%	35.9%	0.8%
International	372	408	(36)	37.5%	37.6%	(0.1)%

Total Gross margin	$951	$1,014	$(63)	37.0%	36.6%	0.4%

Gross margin, as a percentage of Net sales, increased by 0.4% and decreased $63 million for the thirteen weeks ended August 1, 2009, compared with the same period last year. Foreign currency translation accounted for approximately $27 million of the decrease. Gross margin, as a percentage of Net sales, was impacted by improvements in sales mix away from lower margin products partially offset by price reductions taken in light of the slowdown in the global economy.

	26 Weeks Ended
	August 1, 2009	August 2, 2008	$ Change	Percentage of Net Sales
($ In millions)				August 1, 2009	August 2, 2008	Percentage of Net Sales Change
Domestic	$1,160	$1,221	$(61)	36.3%	35.9%	0.4%
International	681	770	(89)	36.9%	36.8%	0.1%

Total Gross margin	$1,841	$1,991	$(150)	36.5%	36.3%	0.2%

Gross margin, as a percentage of Net sales, increased by 0.2% and decreased $150 million for the twenty-six weeks ended August 1, 2009, compared with the same period last year. Foreign currency translation accounted for approximately $70 million of the decrease. Gross margin, as a percentage of Net sales, was impacted by improvements in sales mix away from lower margin products partially offset by price reductions taken in light of the slowdown in the global economy.

Domestic

Gross margin decreased by $27 million to $579 million for the thirteen weeks ended August 1, 2009, compared with $606 million in the same period last year. Gross margin, as a percentage of Net sales, for the thirteen weeks ended August 1, 2009 increased 0.8%.

The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix away from lower margin products such as video game hardware and improvements in margin, most notably in apparel due to a reduction in the use of clearance pricing. These increases were partially offset by increased sales of lower margin consumables, along with increases in promotional events and clearance pricing in light of the slowdown in the global economy.

Gross margin decreased by $61 million to $1,160 million for the twenty-six weeks ended August 1, 2009, compared with $1,221 million in the same period last year. Gross margin, as a percentage of Net sales, for the twenty-six weeks ended August 1, 2009 increased 0.4%.

The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix away from lower margin products such as video game hardware and improvements in margin, most notably in apparel due to a reduction in the use of clearance pricing. These increases were partially offset by increased sales of lower margin consumables, along with increases in promotional events and clearance pricing in light of the slowdown in the global economy.

International

Gross margin decreased by $36 million to $372 million for the thirteen weeks ended August 1, 2009, compared to $408 million in the same period last year. Foreign currency translation accounted for approximately $27 million of the decrease. Gross margin, as a percentage of Net sales, for the thirteen weeks ended August 1, 2009 decreased 0.1%.

The decrease in Gross margin, as a percentage of Net sales, resulted primarily from price reductions taken in light of the slowdown in the global economy. This decrease was primarily offset by a change in sales mix toward sales of higher margin learning, core toy and juvenile products as well as decreased sales of lower margin video game hardware compared to the same period last year.

Gross margin decreased by $89 million to $681 million for the twenty-six weeks ended August 1, 2009, compared to $770 million in the same period last year. Foreign currency translation accounted for approximately $70 million of the decrease. Gross margin, as a percentage of Net sales, for the twenty-six weeks ended August 1, 2009 increased 0.1%.

The increase in Gross margin, as a percentage of Net sales, resulted primarily from a change in sales mix toward sales of higher margin juvenile, seasonal and learning products as well as decreased sales of lower margin video game hardware compared with the same period last year. Primarily offsetting these increases were price reductions taken in light of the slowdown in the global economy.

Selling, General and Administrative Expenses (SG&A)

The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses,

•	advertising expenses;

•	costs associated with operating our distribution network, including costs related to moving merchandise from distribution centers to stores; and

•	other corporate-related expenses.

	13 Weeks Ended
	August 1, 2009	August 2, 2008	$ Change	Percentage of Net Sales
($ In millions)				August 1, 2009	August 2, 2008	Percentage of Net Sales Change
Toys “R” Us - Consolidated	$828	$885	$(57)	32.3%	31.9%	0.4%

SG&A decreased $57 million to $828 million for the thirteen weeks ended August 1, 2009, compared with $885 million for the same period last year. As a percentage of Net sales, SG&A increased 0.4%. Foreign currency translation accounted for approximately $22 million of the decrease.

Excluding the impact of foreign currency translation, the decrease in SG&A resulted primarily from initiatives to reduce overall operating expenses, including compensation, professional fees and transportation costs.

	26 Weeks Ended
	August 1, 2009	August 2, 2008	$ Change	Percentage of Net Sales
($ In millions)				August 1, 2009	August 2, 2008	Percentage of Net Sales Change
Toys “R” Us - Consolidated	$1,616	$1,780	$(164)	32.0%	32.4%	(0.4)%

SG&A decreased $164 million to $1,616 million for the twenty-six weeks ended August 1, 2009, compared with $1,780 million for the same period last year. As a percentage of Net sales, SG&A decreased 0.4%. Foreign currency translation accounted for approximately $62 million of the decrease.

Excluding the impact of foreign currency translation, the decrease in SG&A resulted primarily from initiatives to reduce overall operating expenses, including compensation, transportation costs, advertising and professional fees. Additionally, SG&A decreased at our International segment due to the contract termination payment related to the prior year settlement between Toys-Japan and McDonald’s Japan, which increased SG&A by $14 million in the first quarter of fiscal 2008.

Depreciation and Amortization

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 1, 2009	August 2, 2008	Change	August 1, 2009	August 2, 2008	Change
Toys “R” Us - Consolidated	$101	$103	$(2)	$194	$203	$(9)

Depreciation and amortization decreased by $2 million to $101 million for the thirteen weeks ended August 1, 2009, compared with $103 million for the same period last year. Foreign currency translation accounted for the $2 million decrease.

Depreciation and amortization decreased by $9 million to $194 million for the twenty-six weeks ended August 1, 2009, compared with $203 million for the same period last year. Foreign currency translation accounted for approximately $5 million of the decrease along with the addition of fewer new wholly-owned stores due to the curtailment of capital spending during the year.

Other Income, Net

In fiscal 2009, we have included certain other income and expense items in Other income, net in our Condensed Consolidated Statements of Operations. For the thirteen and twenty-six weeks ended August 2, 2008, such income and expense items were not material and reported as a component of SG&A. Accordingly, prior period amounts have been corrected or reclassified to conform with our current year presentation. The change had no effect on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Stockholders’ Deficit as previously presented.

Other income, net includes the following:

•	gift card breakage;

•	credit card program income;

•	impairment losses on long-lived assets;

•	foreign exchange gains and losses;

•	gains on sales of properties; and

•	other operating income and expenses.

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 1, 2009	August 2, 2008	Change	August 1, 2009	August 2, 2008	Change
Toys “R” Us - Consolidated	$64	$53	$11	$76	$73	$3

Other income, net increased by $11 million to $64 million for the thirteen weeks ended August 1, 2009, compared with $53 million for the same period last year. The increase resulted primarily from a $51 million litigation settlement with Amazon.com (“Amazon”), partially offset by a prior year $39 million gain on the liquidation of our Hong Kong subsidiary.

Other income, net increased by $3 million to $76 million for the twenty-six weeks ended August 1, 2009, compared with $73 million for the same period last year. The increase resulted primarily from a $51 million litigation settlement with Amazon, partially offset by a prior year $39 million gain on the liquidation of our Hong Kong subsidiary and lower foreign exchange gains on foreign currency transactions compared with the same period last year.

Interest Expense

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 1, 2009	August 2, 2008	Change	August 1, 2009	August 2, 2008	Change
Toys “R” Us - Consolidated	$117	$100	$17	$211	$200	$11

Interest expense increased by $17 million to $117 million for the thirteen weeks ended August 1, 2009 compared with $100 million for the same period last year. The increase was primarily driven by an increase of $21 million in charges related to the changes in the fair value of our interest rate contracts and forward contracts associated with our import merchandise purchases which do not qualify for hedge accounting, as well as a $10 million increase from the write off of deferred financing charges resulting from the repayment of our $1.3 billion unsecured credit agreement. These increases were partially offset by a decrease of $10 million in interest expense related to our debt due primarily to lower average interest rates.

Interest expense increased by $11 million to $211 million for the twenty-six weeks ended August 1, 2009 compared with $200 million for the same period last year. The increase was primarily driven by an increase of $35 million in charges related to the changes in the fair value of our interest rate contracts and forward contracts associated with our import merchandise purchases which do not qualify for hedge accounting, as well as a $10 million increase from the write off of deferred financing charges resulting from the repayment of our $1.3 billion unsecured credit agreement. These increases were partially offset by a decrease of $27 million in interest expense related to our debt due primarily to lower average interest rates.

Interest Income

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 1, 2009	August 2, 2008	Change	August 1, 2009	August 2, 2008	Change
Toys “R” Us - Consolidated	$2	$4	$(2)	$4	$11	$(7)

Interest income decreased by $2 million and $7 million for the thirteen and twenty-six weeks ended August 1, 2009, respectively, compared with the same periods last year primarily due to lower effective interest rates.

Income Tax Benefit

The following table summarizes our income tax benefit and effective tax rates for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Loss before income taxes	$(29)	$(17)	$(100)	$(108)
Income tax benefit	54	26	85	70
Effective tax rate	(186.2)%	(152.9)%	(85.0)%	(64.8)%

The effective tax rates for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate was 45.1% for the twenty-six weeks ended August 1, 2009 compared to 40.6% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to an increase in taxable permanent adjustments, an increase in state tax expense, and a change in the mix of earnings between jurisdictions.

For the thirteen weeks ended August 1, 2009, our effective tax rate was impacted by a tax benefit of $41 million attributable to the reversal of deferred tax liabilities associated with the undistributed earnings of one of our non-U.S. subsidiaries, as it is management’s intention to reinvest those earnings indefinitely. This was partially offset by tax expense of $1 million related to changes to our liability for uncertain tax positions. For the thirteen weeks ended August 2, 2008, our effective tax rate was impacted by income tax benefits of $20 million related to the establishment of foreign tax credits resulting from Toys-Japan becoming a controlled foreign corporation for tax purposes, $8 million related to a reduction in valuation allowance, $5 million related to state tax refunds due to settlements of tax examinations and $2 million related to adjustments to other deferred taxes. These tax benefits were partially offset by tax expense of $7 million related to our liability for uncertain tax positions and tax expense of $4 million related to adjustments to income taxes payable.

For the twenty-six weeks ended August 1, 2009, our effective tax rate was impacted by a tax benefit of $41 million attributable to the reversal of deferred tax liabilities associated with the undistributed earnings of one of our non-U.S. subsidiaries, as it is management’s intention to reinvest those earnings indefinitely, and a tax benefit of $1 million related to state income taxes and changes to our liability for uncertain tax positions. For the twenty-six weeks ended August 2, 2008, our effective tax rate was impacted by tax benefits of $20 million related to establishment of foreign tax credits resulting from Toys-Japan becoming a controlled foreign corporation for tax purposes, $5 million related to adjustments to other deferred taxes, $8 million related to a reduction in valuation allowance, and $5 million related to state tax refunds due to settlements of tax examinations. These tax benefits were partially offset by tax expense of $6 million related to our liability for uncertain tax positions, and tax expense of $3 million related to adjustments to income taxes payable.

Liquidity and Capital Resources

Overview

As of August 1, 2009, we were in compliance with all of our covenants related to our outstanding debt. On June 24, 2009, we amended and restated the credit agreement for our $2.0 billion secured revolving credit facility, which extended the maturity date on a portion of the facility and amended certain other provisions. As amended, the facility was bifurcated into a $1,526 million tranche maturing on May 21, 2012 and a $517 million tranche maturing July 21, 2010. At August 1, 2009, we had $23 million of outstanding borrowings, a total of $98 million of outstanding letters of credit and had “capped” availability of $988 million. This amount is also subject to a minimum availability covenant, which was $139 million at August 1, 2009. Additionally, under our multi-currency revolving credit facility (£95 million and €145 million) which expires on July 21, 2010, we had no outstanding borrowings and we had $308 million of availability, which excludes a lender who is unable to provide funding of $57 million.

On March 31, 2008, Toys-Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($212 million at August 1, 2009), and expires in fiscal 2011. At August 1, 2009, we had outstanding Long-term debt of $212 million under Tranche 1 with no remaining availability.

On March 30, 2009, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is available in amounts of up to ¥12.6 billion ($134 million at August 1, 2009), and expires in fiscal 2010. At August 1, 2009, we had outstanding Short-term debt of $36 million under Tranche 2 with $98 million remaining availability. We paid fees of $1 million to refinance Tranche 2, which were capitalized as deferred debt issuance costs and are amortized over the term of the agreement.

Due to the deterioration in the credit markets, some financial institutions have reduced and, in certain cases, ceased to provide funding to borrowers. We are dependent on the loans provided by our lenders to support our working capital needs and capital expenditures. Currently we have funds available to finance our operations under our multi-currency revolving credit facility and our secured revolving credit facility, which expire in July 2010 and May 2012, respectively. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy, failure, collapse or sale. As of August 1, 2009, a lender who provides availability of $57 million under our multi-currency revolving credit facility is unable to provide funding. This credit facility provides that the failure of one lender to fund its commitment does not relieve any other lenders of their obligations to fund their commitments. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative impact on our results of operations.

In general, we primarily use cash for working capital purposes, including purchasing inventory, servicing debt, financing construction of new stores, remodeling existing stores, and paying expenses to operate our stores. We will consider additional sources of financing to fund our long-term growth. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the holiday selling season. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and our revolving credit facilities.

Although we believe that cash generated from operations, along with our existing cash and revolving credit facilities, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next 12 months, continued world-wide financial market disruption may have a negative impact on our financial performance and position in the future. We believe that we have the ability to repay or refinance our current outstanding borrowings maturing within the next 12 months and are evaluating available options.

	26 Weeks Ended
($ In millions)	August 1, 2009	August 2, 2008	$ Change	% Change
Net cash used in operating activities	$(493)	$(485)	$(8)	(1.6)%
Net cash provided by investing activities	17	20	(3)	15.0%
Net cash (used in) provided by financing activities	(173)	87	(260)	(298.9)%
Effect of exchange rate changes on cash and cash equivalents	15	14	1	7.1%

Net decrease during period in cash and cash equivalents	$(634)	$(364)	$(270)	(74.2)%

Cash Flows Used in Operating Activities

During the twenty-six weeks ended August 1, 2009, net cash used in operating activities was $493 million compared with $485 million used in operating activities during the twenty-six weeks ended August 2, 2008. The $8 million increase in cash used in operating activities was primarily due to increased purchases of merchandise inventories and a reduction in gross margins from operations, both of which were partially offset by a decrease in operating expenses and decreased payments of accrued expenses and other liabilities.

Cash Flows Provided by Investing Activities

During the twenty-six weeks ended August 1, 2009, net cash provided by investing activities was $17 million compared with $20 million for the twenty-six weeks ended August 2, 2008. The decrease in net cash provided by investing activities resulted from a decrease of $167 million in net proceeds from the sale of Short-term investments, a decrease of $26 million in proceeds from the sale of fixed assets and $11 million paid to acquire e-commerce websites and other business assets, primarily offset by the release of $118 million in restricted cash principally due to the repayment of our other unsecured credit agreement and a reduction in capital expenditures of $82 million.

Our capital expenditures are primarily for financing construction of new stores, remodeling existing stores, as well as to improve and enhance our information technology systems. In addition, we have executed several small e-commerce acquisitions and have acquired other strategic assets. Due to deterioration in the global financial markets and economic environment, we have taken steps to prudently curtail our capital spending for the foreseeable future, including a reduction in budgeted capital spending in fiscal 2009 of approximately 50% over fiscal 2008 amounts.

On August 26, 2009, we sold an idle distribution center for $14 million.

Cash Flows (Used in) Provided by Financing Activities

During the twenty-six weeks ended August 1, 2009, net cash used in financing activities was $173 million compared with net cash provided by financing activities of $87 million for the twenty-six weeks ended August 2, 2008. The increase in net cash used in financing activities was primarily due to the repayment of $1.3 billion under our unsecured credit agreement and $73 million in debt refinancing costs. These increases were partially offset by the proceeds of $925 million received from the offering of senior unsecured 10.75% notes due 2017 (the “Notes”), $94 million of increased borrowings at Toys-Japan primarily due to the timing of merchandise payments in fiscal 2009, a decrease of $34 million paid to purchase additional shares of Toys-Japan in the second quarter of fiscal 2008 and additional borrowings of $23 million on our secured revolving credit facility as compared with the same period last year. Refer to the description of changes to our debt structure below, as well as Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and Long-term debt” for more information.

Debt

During the twenty-six weeks ended August 1, 2009, we made the following changes to our debt structure:

Toys-Japan made additional net borrowings on its Tranche 1 unsecured loan of $194 million. In addition, on March 30, 2009, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥12.6 billion ($134 million at August 1, 2009), and expires in fiscal 2010. At August 1, 2009, Toys-Japan borrowed $36 million under Tranche 2.

We exercised the third maturity date extension option on the $800 million secured real estate loans which extended the maturity date of the loans from August 9, 2009 to August 9, 2010.

On June 24, 2009, we amended and restated the credit agreement for our $2.0 billion secured revolving credit facility, which extended the maturity date on a portion of the facility and amended certain other provisions. As amended, the facility was bifurcated into a $1,526 million tranche maturing on May 21, 2012 and a $517 million tranche maturing July 21, 2010. At August 1, 2009, we had $23 million of outstanding borrowings, a total of $98 million of outstanding letters under this credit facility and “capped” availability of $988 million. This amount is also subject to a minimum availability covenant, which was $139 million at August 1, 2009.

On July 9, 2009, Toys “R” Us Property Company I, LLC (“Toys Propco”), one of our wholly-owned subsidiaries, completed the offering of the Notes. The Notes were issued at a discount of $25 million which resulted in the receipt of proceeds of $925 million. Toys Propco used the proceeds of $925 million from the offering of the Notes, together with $138 million of cash contributions from Toys “R” Us, Inc., proceeds of $124 million from the sale of 11 owned properties and transfer of the underlying leases on 14 properties to Toys “R” Us Delaware (“Toys-Delaware”), $99 million of restricted cash released from restrictions, and $1 million of cash on hand to repay the outstanding loan balance under Toys Propco’s unsecured credit agreement of $1,267 million plus accrued interest of approximately $1 million and fees at closing of approximately $19 million. Total fees paid in connection with the sale of the Notes totaled approximately $23 million and will be deferred and expensed over the life of the Notes. As a result of the repayment of our unsecured credit agreement, we expensed approximately $8 million of deferred financing costs. The Notes are solely the obligation of the Toys Propco and its subsidiaries (the “Guarantors”) and are not guaranteed by Toys “R” Us, Inc. or Toys-Delaware.

The Notes are guaranteed by the Guarantors, jointly and severally, and the indenture governing the Notes contain covenants, including, among other things, covenants that restrict the ability of Toys Propco and the Guarantors to incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, and impose restrictions on the ability of the Guarantors to pay dividends or make other payments. The indenture governing the Notes also contains covenants that limit the ability of Toys “R” Us, Inc. to cause or permit Toys-Delaware to incur indebtedness or make restricted payments. These covenants are subject to a number of important qualifications and limitations. The Notes may be redeemed, in whole or in part, at any time prior to July 15, 2013 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The Notes will be redeemable, in whole or in part, at any time on or after July 15, 2013, at the specified redemption prices, plus accrued and unpaid interest, if any. In addition, we may redeem up to 35% of the Notes before July 15, 2012 with the net cash proceeds from certain equity offerings. Following specified kinds of changes of control with respect to Toys “R” Us, Inc. or the Company, we will be required to offer to purchase the Notes at a purchase price of 101% of their principal amount, plus accrued and unpaid interest, if any. Interest on the Notes is payable in cash semi-annually in arrears through maturity on January 15 and July 15 of each year, commencing on January 15, 2010.

Pursuant to a registration rights agreement that we entered into in connection with the offering of the Notes, we are required to use our reasonable efforts to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register notes that would have substantially identical terms as the Notes, and consummate an exchange offer for such notes within 365 days after July 9, 2009. In the event we fail to meet the 365-day target or certain other conditions set forth in the registration rights agreement, the annual interest rate on the Notes will increase by 0.25%. The annual interest rate on the Notes will increase by an additional 0.25% for each subsequent 90-day period such target or conditions are not met, up to a maximum increase of 0.50%.

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

Credit Ratings

As of September 4, 2009, our current credit ratings, which are considered non-investment grade, were as follows:

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

Recent Accounting Pronouncements

Refer to Note 10 entitled “Recent accounting pronouncements” to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.

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

There has been no significant change in our exposure to market risk during the twenty-six weeks ended August 1, 2009 except as noted below.

Foreign Exchange Exposure

Our foreign currency exposure is primarily concentrated in the United Kingdom, Continental Europe, Canada, Australia and Japan. Our foreign subsidiaries make U.S. dollar denominated merchandise purchases through the normal course of business which expose us to foreign currency exchange transaction risk. During the twenty-six weeks ended August 1, 2009, we entered into foreign currency exchange forward contracts to economically hedge a portion of these U.S. dollar denominated merchandise purchases for the remainder of fiscal 2009. As of August 1, 2009, we had a net $184 million notional amount of these outstanding contracts. A 10% change in foreign exchange rates against the U.S. dollar would result in a $20 million change in pre-tax earnings.

Interest Rate Exposure

We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt and have entered into interest rate swaps and interest rate caps to maintain that balance. A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows, whereas a change in interest rates on fixed rate debt impacts the fair value of debt on our Condensed Consolidated Balance Sheet. As of August 1, 2009, a 1% change in interest rates would have no material effect on our pre-tax earnings.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of August 1, 2009 these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Toysrus.com previously operated three co-branded on-line stores under a strategic alliance agreement (“Agreement”) with Amazon.com (“Amazon”). On May 21, 2004, we filed a lawsuit against Amazon and its affiliated companies in the Superior Court of New Jersey, Chancery Division, Passaic County (the “New Jersey Trial Court”) to terminate the Agreement. Amazon filed a counterclaim against us and our affiliated companies. On March 31, 2006, the New Jersey Trial Court entered an order (“Order”) terminating the Agreement and denying Amazon’s counterclaim. The parties each filed Notices of Appeal with the Appellate Division. On June 2, 2006, Amazon filed a lawsuit against us in the Superior Court of Washington, King County (the “Washington Court”) for money damages allegedly arising from services it was required to provide to us during the wind-down period pursuant to the Order. The Washington Court stayed the matter before it in favor of the New Jersey proceedings. On March 24, 2009, the Appellate Division affirmed the New Jersey Trial Court’s Order with respect to the termination of the Agreement and denial of Amazon’s counterclaim, but remanded to the New Jersey Trial Court for further proceedings on our claim that we are entitled to monetary damages arising from Amazon’s breach of the Agreement. On April 23, 2009, Amazon petitioned the New Jersey Supreme Court for certification of the Appellate Division’s decision for a discretionary appeal to the New Jersey Supreme Court, and that petition was denied on June 1, 2009. On June 11, 2009, we entered into a settlement agreement (the “Settlement Agreement”) with Amazon to settle all disputes related to the New Jersey Trial Court and the Washington Court actions. Both lawsuits were dismissed with prejudice and, pursuant to the terms of the Settlement Agreement, Amazon paid the Company $51 million on July 21, 2009.

On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements with retailers in violation of antitrust laws. On July 29, 2009, Defendants filed a petition with the Third Circuit Court of Appeals seeking permission to immediately appeal the District Court’s class certification order. We intend to vigorously defend both cases.

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

At August 1, 2009, there had not been any material changes to the information related to the ITEM 1A. “RISK FACTORS” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

TOYS “R” US, INC.
(Registrant)

Date: September 4, 2009	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1	Amendment No. 1 to the Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.2	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of the Registrant, dated June 10, 2008 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

4.1	Indenture for the 10.75% Senior Notes due 2017, dated July 9, 2009, among Toys “R” Us Property Company I, LLC, the Registrant and Guarantors named therein and The Bank of New York Mellon, as trustee.

4.2	Form of the 10.75% Senior Notes due 2017 (included in Exhibit 4.1).

10.1	Form of Advancement and Indemnification Rights Agreement.

10.2	Amended and Restated Credit Agreement, dated as of June 24, 2009, by and between, among others, Toys “R” Us – Delaware, Inc., as Lead Borrower, Toys “R” Us (Canada) Ltd., Toys “R” Us (Canada) Ltee, as Canadian Borrower, certain other subsidiaries of Toys “R” Us – Delaware, Inc., as Facility Guarantors, Bank of America N.A., as Administrative Agent, Canadian Agent and Co-Collateral Agent, Wells Fargo Retail Finance, LLC, as Co-Collateral Agent, and the lenders party thereto (filed as Exhibit 10.1 to the Registrant’s current Report on Form 8-K, filed on June 24, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.