Form 10-Q
period 2009-10-31
TOYS R US INC
filed 2009-12-09
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

As of December 9, 2009 there were outstanding 48,950,836 shares of common stock of Toys “R” Us, Inc.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	October 31, 2009	January 31, 2009	November 1, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$222	$783	$213
Accounts and other receivables	213	234	156
Merchandise inventories	3,147	1,781	3,238
Income taxes receivable	189	17	70
Current deferred tax assets	81	84	86
Prepaid expenses and other current assets	167	124	151

Total current assets	4,019	3,023	3,914
Property and equipment, net	4,163	4,187	4,226
Goodwill, net	380	380	367
Deferred tax assets	202	180	103
Restricted cash	73	193	155
Other assets	505	448	441

	$9,342	$8,411	$9,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term borrowings	$—	$—	$85
Accounts payable	1,898	1,412	2,052
Accrued expenses and other current liabilities	864	847	863
Income taxes payable	19	49	3
Current portion of long-term debt	119	98	30

Total current liabilities	2,900	2,406	3,033
Long-term debt	5,879	5,447	6,099
Deferred tax liabilities	55	78	15
Deferred rent liabilities	273	260	261
Other non-current liabilities	377	372	354
Toys “R” Us, Inc. stockholders’ deficit	(254)	(274)	(661)
Noncontrolling interest	112	122	105

Total stockholders’ deficit	(142)	(152)	(556)

	$9,342	$8,411	$9,206

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	$2,667	$2,773	$7,711	$8,263
Cost of sales	1,717	1,813	4,920	5,312

Gross margin	950	960	2,791	2,951

Selling, general and administrative expenses	892	931	2,508	2,711
Depreciation and amortization	85	95	279	298
Other income, net	(18)	(12)	(94)	(85)

Total operating expenses	959	1,014	2,693	2,924

Operating (loss) earnings	(9)	(54)	98	27
Interest expense	(113)	(115)	(324)	(315)
Interest income	1	2	5	13

Loss before income taxes	(121)	(167)	(221)	(275)
Income tax benefit	52	61	137	131

Net loss	(69)	(106)	(84)	(144)
Less: Net loss attributable to noncontrolling interest	2	2	9	17

Net loss attributable to Toys “R” Us, Inc	$(67)	$(104)	$(75)	$(127)

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
(In millions)	October 31, 2009	November 1, 2008
Cash Flows from Operating Activities:
Net loss	$(84)	$(144)
Adjustments to reconcile Net loss to net cash used in operating activities:
Depreciation and amortization	279	298
Amortization and write-off of debt issuance costs	40	26
Deferred income taxes	24	32
Gain on liquidation of foreign subsidiary	—	(39)
Other	3	47
Changes in operating assets and liabilities:
Accounts and other receivables	29	101
Merchandise inventories	(1,274)	(1,383)
Prepaid expenses and other operating assets	(25)	(8)
Accounts payable	450	573
Accrued expenses and other liabilities	(45)	(173)
Income taxes payable and receivable	(202)	(185)

Net cash used in operating activities	(805)	(855)

Cash Flows from Investing Activities:
Capital expenditures	(145)	(294)
Decrease (increase) in restricted cash	122	(24)
Proceeds from sales of fixed assets	19	33
Sale of short-term investments	—	167
Acquisitions	(13)	—

Net cash used in investing activities	(17)	(118)

Cash Flows from Financing Activities:
Long-term debt borrowings	2,807	795
Short-term debt borrowings	61	115
Long-term debt repayments	(2,488)	(394)
Short-term debt repayments	(63)	(35)
Capitalized debt issuance costs	(80)	(3)
Purchase of Toys-Japan shares	—	(34)
Other	(1)	(2)

Net cash provided by financing activities	236	442

Effect of exchange rate changes on cash and cash equivalents	25	(7)

Cash and cash equivalents:
Net decrease during period	(561)	(538)
Cash and cash equivalents at beginning of period	783	751

Cash and cash equivalents at end of period	$222	$213

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Toys “R” Us, Inc. Stockholder
	Common Stock		Accumulated Additional Paid-in Capital	Other Comprehensive Income (Loss)	Total Accumulated Deficit	Toys “R” Us, Inc. Stockholders’ Deficit	Noncontrolling Interest	Total Deficit
(In millions)	Issued Shares	Treasury Amount
Balance, February 2, 2008	—	$—	$10	$20	$(419)	$(389)	$153	$(236)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	1	1	—	1
Net loss	—	—	—	—	(127)	(127)	(17)	(144)
Unrealized loss on hedged transactions, net of tax	—	—	—	(3)	—	(3)	—	(3)
Foreign currency effect on liquidation of foreign subsidiary	—	—	—	(39)	—	(39)	—	(39)
Foreign currency translation adjustments, net of tax	—	—	—	(111)	—	(111)	8	(103)

Total comprehensive loss						(279)	(9)	(288)
Acquisition of 14.35% of Toys-Japan shares	—	—	—	—	—	—	(37)	(37)
Toys “R” Us Holdings, Inc. reorganization	49	—	1	—	—	1	—	1
Dividends paid	—	—	—	—	—	—	(2)	(2)
Stock compensation expense	—	—	6	—	—	6	—	6

Balance, November 1, 2008	49	$—	$17	$(133)	$(545)	$(661)	$105	$(556)

Balance, January 31, 2009	49	$—	$19	$(93)	$(200)	$(274)	$122	$(152)
Net loss	—	—	—	—	(75)	(75)	(9)	(84)
Unrealized gain on hedged transactions, net of tax	—	—	—	8	—	8	—	8
Foreign currency translation adjustments, net of tax	—	—	—	84	—	84	(1)	83

Total comprehensive income (loss)						17	(10)	7
Stock compensation expense	—	—	4	—	—	4	—	4
Repurchase of common stock		(8)	—	—	—	(8)	—	(8)
Issuance of common stock	—	1	6	—	—	7	—	7

Balance, October 31, 2009	49	$(7)	$29	$(1)	$(275)	$(254)	$112	$(142)

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of October 31, 2009, January 31, 2009, and November 1, 2008, the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Consolidated Balance Sheet at January 31, 2009, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The results of operations for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 are not necessarily indicative of operating results of the full year.

In the current period, the Financial Accounting Standards Board (“FASB”) finalized the “FASB Accounting Standards Codification” (“Codification” or “ASC”), which is effective for periods ending on or after September 15, 2009. Accordingly, as of August 2, 2009, we have implemented the ASC structure required by the FASB and any references to guidance issued by the FASB in these footnotes are to the ASC, in addition to the other forms of standards. The ASC does not change how we account for our transactions or the nature of the related disclosures made. For further discussion of the ASC see “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On February 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” which is now codified under ASC Topic 810 (“ASC 810”). ASC 810 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. ASC 810 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The presentation and disclosure requirements of ASC 810 were applied retrospectively. Other than the change in presentation of noncontrolling interest, the adoption of ASC 810 had no impact on the Condensed Consolidated Financial Statements.

Subsequent events

We have performed an evaluation of subsequent events through December 9, 2009, the date these financial statements were issued. Subsequent events have been disclosed in the related footnotes.

Reclassifications and Corrections of Previously Issued Financial Statements

We have decreased Net cash used in investing activities and decreased Net cash provided by financing activities by $34 million for the period ended November 1, 2008 to restate the June 10, 2008 tender offer to purchase additional shares in Toys “R” Us-Japan, Ltd. (“Toys-Japan”) that were previously presented as an investing activity rather than as a financing activity. These changes were made pursuant to our adoption of and retrospective application of ASC 810 and had no effect on our previously reported Condensed Consolidated Statement of Operations, Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Stockholders’ Deficit.

For the thirteen and thirty-nine weeks ended October 31, 2009, we have included certain other income and expense items as Other income, net on our Condensed Consolidated Statements of Operations, which have historically been presented as a net reduction in Selling, general and administrative expenses (“SG&A”). As such, we have restated Other income, net of $12 million and $85 million for the thirteen and thirty-nine weeks ended November 1, 2008, respectively, to correctly present these immaterial items separately from SG&A and have corrected this presentation throughout the financial statements. The items included in this restatement primarily relate to gift card breakage, credit card program, foreign exchange gains and losses and other immaterial items. These changes had no effect on our previously reported Net loss for the thirteen and thirty-nine weeks ended November 1, 2008.

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

In accordance with SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” which is now codified under ASC Topic 250, we concluded that this accounting change represented a change in accounting estimate effected by a change in accounting principle and accordingly, accounted for the change as a change in estimate. For the thirteen and thirty-nine weeks ended November 1, 2008, the effect of the change in method of accounting did not have a material impact on our Condensed Consolidated Financial Statements.

2. Short-term borrowings and long-term debt

A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of October 31, 2009, January 31, 2009 and November 1, 2008 is outlined in the table below:

(In millions)	October 31, 2009	January 31, 2009	November 1, 2008
Short-term borrowings
Multi-currency revolving credit facility, expires July 21, 2010 (1)	$—	$—	$—
Toys-Japan short-term bank loans	—	—	85

Total Short-term debt	$—	$—	$85

Long-term debt
Unsecured credit agreement, due December 8, 2009 (2)	$—	$1,300	$1,300
Secured real estate loans, due August 9, 2010 (3)	800	800	800
$2.0 billion secured revolving credit facility, expires fiscals 2010-2012 (5)	419	—	367
Toys-Japan 1.20%-2.85% loans due fiscals 2010-2014	172	171	157
Toys-Japan committed credit line due fiscal 2011	169	18	204
7.625% notes, due fiscal 2011 (4)	509	512	513
Secured term loan facility, due fiscal 2012 (5)	798	797	797
Unsecured credit facility, due fiscal 2012 (5)	180	180	180
French real estate credit facility, due fiscal 2012	92	81	81
Spanish real estate credit facility, due fiscal 2012	191	168	167
European and Australian asset-based revolving credit facility, expires fiscal 2012 (1)	103	—	—
U.K. real estate senior credit facility, due fiscal 2013	579	514	568
U.K. real estate junior credit facility, due fiscal 2013	102	91	101
7.875% senior notes, due fiscal 2013 (4)	394	393	393
10.750% senior notes, due fiscal 2017 (6)	926	—	—
7.375% senior notes, due fiscal 2018 (4)	406	406	406
8.750% debentures, due fiscal 2021 (7)	22	22	22
Finance obligations associated with capital projects	91	37	32
Capital lease obligations	45	55	41

	5,998	5,545	6,129
Less current portion	119	98	30

Total Long-term debt	$5,879	$5,447	$6,099

(1)

On October 15, 2009 we repaid and terminated the multicurrency revolving credit facility in conjunction with the establishment of the European and Australian secured revolving credit facility (the “European ABL”).

(2)	On July 9, 2009, we repaid the outstanding loan balance of $1,267 million plus accrued interest and fees.
(3)

We exercised our third maturity date extension option, which extended the maturity dates of the security agreements and related mezzanine loans (the “Secured real estate loans”) to August 9, 2010. In addition, on November 20, 2009, we refinanced $715 million of the outstanding loan balance of $800 million plus accrued interest and fees. At October 31, 2009, $85 million is classified as Current portion of long-term debt.

(4)	Represents obligations of Toys “R” Us, Inc. legal entity.
(5)	Represents obligations of Toys “R” Us-Delaware, Inc. (“Toys–Delaware”).
(6)	Represents obligations of Toys “R” Us Property Company I, LLC (“TRU Propco I”), and its subsidiaries.
(7)	Represents obligations of Toys “R” Us, Inc. and Toys–Delaware.

Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. Certain of our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.

Due to the deterioration in the credit markets, some financial institutions have reduced and, in certain cases, ceased to provide funding to borrowers. We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. Currently we have funds available to finance our operations under our secured revolving credit facility through May 2012 and under our European ABL through October 2012. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy or failure. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.

The total fair values of our Short-term borrowings and Long-term debt, with carrying values of $6.0 billion, $5.5 billion and $6.2 billion at October 31, 2009, January 31, 2009 and November 1, 2008, were $5.0 billion, $2.9 billion and $4.7 billion, respectively. The fair values of our Short-term borrowings and Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods.

$2.0 billion secured revolving credit facility ($419 million at October 31, 2009)

On June 24, 2009, Toys–Delaware and certain of its subsidiaries amended and restated the credit agreement for their $2.0 billion five-year secured revolving credit facility in order to extend the maturity date of a portion of the facility and amend certain other provisions. The facility as amended provides for a bifurcation of the prior facility into a $1,526 million tranche maturing on May 21, 2012 and bearing a tiered floating interest rate of LIBOR plus a margin of 3.75%- 4.25% depending on usage, and a $517 million tranche maturing on July 21, 2010 and continuing to bear a tiered floating interest rate of LIBOR plus a margin of between 1.00%-2.00% depending on availability (the “first in last out” tranche bearing a tiered floating interest rate of LIBOR plus a margin of 3.75% was eliminated). We capitalized approximately $49 million in additional deferred financing fees associated with the amended and restated credit agreement.

This secured revolving credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets of Toys–Delaware, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants, including, among other things, covenants that restrict Toys–Delaware’s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. The secured revolving credit facility, as amended pursuant to the amended and restated credit agreement, requires Toys–Delaware to maintain “capped” availability at all times (except during the holiday period) of no less than the greater of (x) $125 million or (y) 12.5% of the “line cap” (which is the lesser of the total commitments at any time and the aggregate combined borrowing base). During the “holiday period”, which runs from October 15 to December 15 each year starting in 2010, Toys–Delaware must maintain “capped” availability of no less than $100 million and “uncapped” availability of no less than 15% of the aggregate combined borrowing base, unless Toys–Delaware has otherwise elected for the non-holiday thresholds to apply for such holiday period. Availability continues to be determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory, eligible credit card receivables and certain real estate less any applicable availability reserves. At October 31, 2009, we had $419 million of outstanding borrowings, a total of $116 million of outstanding letters under this credit facility and excess availability of $1,263 million. This amount is also subject to a minimum available covenant, which was $270 million at October 31, 2009, with a remaining availability of $993 in excess of the covenant. Outstanding borrowings under this facility are considered to be long-term since they may be refinanced under the tranche maturing on May 21, 2012.

Subsequent Event

On November 13, 2009, we partially exercised the accordion feature of the secured revolving credit facility, increasing the credit available, subject to borrowing base restrictions, from $2,043 million to $2,148 million.

European and Australian secured revolving credit facility ($103 million at October 31, 2009)

On October 15, 2009, certain of our foreign subsidiaries entered into a European ABL, which provides for a three-year £112 million ($184 million at October 31, 2009) secured revolving credit facility which expires October 15, 2012. Borrowings under the European ABL are subject, among other things, to the terms of a borrowing base derived from the value of eligible inventory and eligible accounts receivable of certain of Toys “R” Us Europe, LLC’s (“Toys Europe”) and Toys “R” Us Australia Holdings, LLC’s (“Toys Australia”) subsidiaries. The terms of the European ABL include a customary cash dominion trigger requiring the cash of certain of Toys Europe’s and Toys Australia’s subsidiaries to be applied to pay down outstanding loans if availability falls below certain thresholds. The European ABL also contains a springing fixed charge coverage ratio of 1.10 to 1.00 based on the EBITDA and fixed charges of Toys Europe, Toys Australia and their subsidiaries. Loans under the European ABL bear interest at a rate based on LIBOR/the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 4.00% for the first year and thereafter 3.75%, 4.00% or 4.25% depending on availability. A commitment fee accrues on any unused portion of the commitments at a rate per annum also based on usage. Borrowings under the European ABL are guaranteed to the extent legally possible and practicable by Toys Europe, Toys Australia and certain of their material subsidiaries. Borrowings are secured by substantially all assets which are not already pledged, of Toys Europe, Toys Australia and certain UK and Australian obligors, as well as by share pledges over the shares of (and certain assets of) other material subsidiaries. The European ABL contains covenants that, among other things, restrict the ability of Toys Europe and Toys Australia and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, repurchase or pay dividends or make certain other restricted payments on capital stock, make acquisitions and investments or engage in mergers or consolidations. If an event of default shall occur and be continuing, the commitments under the European ABL may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed, may be declared immediately due and payable. At October 31, 2009, we had $103 million of outstanding borrowings and additional $65 million of availability under the European ABL.

The multi-currency revolving credit facility was repaid and terminated on October 15, 2009 in conjunction with the establishment of the European ABL.

Subsequent Event

On November 19, 2009, we partially exercised the accordion feature which allowed the Company to increase the European ABL to include additional lender commitments. This increased the ceiling of the facility from £112 million to £124 million ($208 million at November 19, 2009).

Toys-Japan Unsecured Credit Lines ($169 million and $0 million at October 31, 2009)

On March 31, 2008, Toys-Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($222 million at October 31, 2009), which expires on March 30, 2011, and bears an interest rate of TOKYO INTER BANK OFFERED RATE (“TIBOR”) plus 0.63% per annum. At October 31, 2009, we had outstanding Long-term debt of $169 million under Tranche 1 with $53 million of remaining availability.

On March 30, 2009, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is available in amounts of up to ¥12.6 billion ($140 million at October 31, 2009), expiring on March 30, 2010, and bears an interest rate of TIBOR plus 0.63% per annum. At October 31, 2009, we had no outstanding Short-term debt under Tranche 2 with $140 million remaining availability. We paid fees of $1 million to refinance Tranche 2, which were capitalized as deferred debt issuance costs and are amortized over the term of the agreement.

These agreements contain covenants, including, among other things, covenants that require Toys-Japan to maintain a certain minimum level of net assets and profitability during the agreement terms. The agreement also restricts us from reducing our ownership percentage in Toys-Japan.

Senior Notes, due 2017 ($926 million at October 31, 2009)

On July 9, 2009, TRU Propco I, formerly known as TRU 2005 RE Holding Co. I, LLC, one of our wholly-owned subsidiaries, completed the offering of $950 million aggregate principal amount of senior unsecured 10.75% notes due 2017 (the “Notes”). The Notes were issued at a discount of $25 million which resulted in the receipt of proceeds of $925 million. The proceeds of $925 million from the offering of the Notes, together with $263 million of cash on hand and $99 million of restricted cash released from restrictions were used to repay the outstanding loan balance under TRU Propco I’s unsecured credit agreement of $1,267 million plus accrued interest of approximately $1 million and fees at closing of approximately $19 million. Total fees paid in connection with the sale of the Notes totaled approximately $23 million and will be deferred and expensed over the life of the Notes. As a result of the repayment of our unsecured credit agreement, we expensed approximately $8 million of deferred financing costs. The Notes are solely the obligation of TRU Propco I and its subsidiaries (the “Guarantors”) and are not guaranteed by Toys “R” Us, Inc. or Toys–Delaware.

The Notes are guaranteed by the Guarantors, jointly and severally, fully and unconditionally, and the indenture governing the Notes contain covenants, including, among other things, covenants that restrict the ability of TRU Propco I and the Guarantors to incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, and impose restrictions on the ability of the Guarantors to pay dividends or make other payments. The indenture governing the Notes also contains covenants that limit the ability of Toys “R” Us, Inc. to cause or permit Toys–Delaware to incur indebtedness or make restricted payments. These covenants are subject to a number of important qualifications and limitations. The Notes may be redeemed, in whole or in part, at any time prior to July 15, 2013 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The Notes will be redeemable, in whole or in part, at any time on or after July 15, 2013, at the specified redemption prices, plus accrued and unpaid interest, if any. In addition, TRU Propco I may redeem up to 35% of the Notes before July 15, 2012 with the net cash proceeds from certain equity offerings. Following specified kinds of changes of control with respect to Toys “R” Us, Inc. or TRU Propco I, TRU Propco I will be required to offer to purchase the Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to but not including the purchase date. Interest on the Notes is payable in cash semi-annually in arrears through maturity on January 15 and July 15 of each year, commencing on January 15, 2010.

Pursuant to a registration rights agreement that TRU Propco I entered into in connection with the offering of the Notes, TRU Propco I is required to use our reasonable efforts to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register notes that would have substantially identical terms as the Notes, and consummate an exchange offer for such notes within 365 days after July 9, 2009. In the event TRU Propco I fails to meet the 365-day target or certain other conditions set forth in the registration rights agreement, the annual interest rate on the Notes will increase by 0.25%. The annual interest rate on the Notes will increase by an additional 0.25% for each subsequent 90-day period such target or conditions are not met, up to a maximum increase of 0.50%.

Secured real estate loans, due August 9, 2010 ($800 million at October 31, 2009)

We exercised our third maturity date extension option, which extended the maturity dates of the loans from August 9, 2009 to August 9, 2010. No other terms of the loans were changed as a result of the extension. Pursuant to the extension option, we were also required to extend our current interest rate cap through the end of the third maturity extension. Refer to Note 3 entitled “Derivative Instruments and Hedging Activities” for further details. Additionally, on November 20, 2009, all of the outstanding borrowings, plus accrued and unpaid interest, under the loan and security agreements and related mezzanine loans were repaid in connection with the offering of the Secured Notes described below.

Subsequent Event

Senior Secured Notes due 2017 ($715 million issued on November 20, 2009)

On November 20, 2009, Toys “R” Us Property Company II, LLC, formerly known as Giraffe Properties, LLC, (“TRU Propco II”) an indirect wholly-owned subsidiary, completed the offering of $725 million aggregate principal amount of senior secured 8.50% notes due 2017 (the “Secured Notes”). The Secured Notes were issued at a discount of $10 million which resulted in the receipt of proceeds of $715 million. The proceeds of $715 million, together with $93 million in cash on hand and the release of $22 million in cash from restrictions, were used to repay Propco II’s outstanding loan balance under the Secured real estate loan agreement of $600 million, plus accrued interest of approximately $1 million and paid fees of approximately $29 million, inclusive of fees payable to the Sponsors pursuant to their advisory agreement (refer to Note 8 entitled “Related Party Transactions”). In addition, in connection with the offering, MPO Properties, LLC an indirect wholly-owned subsidiary, repaid its Secured real estate loans. Fees paid in connection with the sale of the Secured Notes will be deferred and expensed over the life of the Secured Notes. As a result of the repayment of our secured real estate loan, we expensed approximately $3 million of deferred financing costs. The Secured Notes are solely the obligation of TRU Propco II and are not guaranteed by Toys “R” Us, Inc. or Toys–Delaware or any of our other subsidiaries. The Secured Notes are secured by the first priority security interests in all of the existing and future real estate properties of Toys Propco II and its interest in the master lease agreement between TRU Propco II as landlord and Toys-Delaware as tenant (the “TRU Propco II Master Lease”).

The indenture governing the Secured Notes contains covenants, including, among other things, covenants that restrict the ability of TRU Propco II to incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, and impose restrictions on dividends or make other payments. The indenture governing the Secured Notes also contains covenants that limit the ability of Toys “R” Us, Inc. to cause or permit Toys–Delaware to incur indebtedness or make restricted payments. These covenants are subject to a number of important qualifications and limitations. The Secured Notes may be redeemed, in whole or in part, at any time prior to December 1, 2013 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The Secured Notes will be redeemable, in whole or in part, at any time on or after December 1, 2013, at the specified redemption prices, plus accrued and unpaid interest, if any. In addition, prior to December 1, 2013, during each twelve month period commencing December 1, 2009, TRU Propco II may redeem up to 10% of the aggregate principal amount of the Secured Notes at a redemption price equal to 103% of the principal amount of the Secured Notes plus accrued and unpaid interest to the date of redemption. TRU Propco II may also redeem up to 35% of the Secured Notes prior to December 1, 2012, with the net cash proceeds from certain equity offerings, at a redemption price equal to 108.5% of the principal amount of the Secured Notes plus accrued and unpaid interest to the date of redemption. Following specified kinds of changes of control with respect to Toys “R” Us, Inc. or TRU Propco II, TRU Propco II will be required to offer to purchase the Secured Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any to, but not including, the purchase date. Interest on the Secured Notes is payable in cash semi-annually in arrears through maturity on June 1 and December 1 of each year, commencing on June 1, 2010.

Pursuant to a registration rights agreement that TRU Propco II entered into in connection with the offering of the Secured Notes, TRU Propco II is required to use our reasonable efforts to file a registration statement with the SEC to register notes that would have substantially identical terms as the Secured Notes, and consummate an exchange offer for such notes within 365 days after November 20, 2009. In the event TRU Propco II fails to meet the 365-day target or certain other conditions set forth in the registration rights agreement, the annual interest rate on the Secured Notes will increase by 0.25%. The annual interest rate on the Secured Notes will increase by an additional 0.25% for each subsequent 90-day period such target or conditions are not met, up to a maximum increase of 0.50%.

Guarantees

We currently guarantee 80% of Toys-Japan’s three installment loans from a third party in Japan, totaling ¥3.0 billion ($33 million). These loans have annual interest rates of 2.6% – 2.8% and mature from 2012 to 2014 and are reported as part of the Toys-Japan bank loans of $172 million at October 31, 2009. In addition, we have an agreement with McDonald’s Holding Company (Japan), Ltd. (“McDonald’s Japan”), in which we promise to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% of Toys-Japan’s three installment loans.

3. Derivative instruments and hedging activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which is now codified under ASC Topic 815 (“ASC 815”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure.

Cash Flow Hedges

Certain of our derivative contracts qualify as cash flow hedges under ASC 815. The effective portion of a cash flow hedge is recorded to Accumulated other comprehensive loss; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of the hedging relationships on an ongoing basis and recalculate changes in fair values of the derivatives and the underlying hedged items separately. For our derivatives that are designated under ASC 815 as cash flow hedges, we recorded no ineffectiveness and a nominal gain for the thirteen and thirty-nine weeks ended October 31, 2009, respectively. No ineffectiveness was recorded for the thirteen and thirty-nine weeks ended November 1, 2008. Reclassifications from Accumulated other comprehensive loss to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated swaps. We expect to reclassify a net loss of approximately $35 million over the next 12 months to Interest expense from Accumulated other comprehensive loss.

Interest Rate Contracts

We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt. We enter into interest rate contracts such as interest rate swaps and/or caps to manage interest rate risk in order to reduce our exposure to variability in expected future cash outflows attributable to the changes in LIBOR and EURIBOR rates. Our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. Our interest rate contracts have various maturity dates through April 2015. A portion of these derivative contracts qualify for hedge accounting as cash flow hedges under ASC 815.

We have agreements with some of our derivative counterparties that contain credit-risk related features. These agreements contain provisions where we could be declared in default on its derivative obligations if we default on certain specified indebtedness. Additionally, we have one agreement with a provision requiring we maintain an investment grade credit rating from each of the major credit rating agencies. As our ratings are currently below investment grade, we are required to post collateral for this contract. At October 31, 2009, derivative liabilities related to agreements that contain credit-risk related features had a fair value of $47 million. We have a minimum collateral posting threshold with certain derivative counterparties and have posted collateral of $40 million as of October 31, 2009.

Pursuant to our interest rate risk management strategies, on April 3, 2009, we entered into five new forward-starting interest rate cap agreements to manage our future interest rate exposure. The total amount paid for the caps was $15 million. The five interest rate caps have a combined notional amount of $2.3 billion. Two of these interest rate caps are effective on January 4, 2011, two on January 3, 2012 and one on January 2, 2014. All of the interest rate caps mature on April 1, 2015. Four of these interest rate caps (including 60% of one of these four) have been designated as cash flow hedges under ASC 815, hedging the variability of LIBOR based cash flows above the strike price for each cap.

On May 11, 2009, we extended the interest rate caps on the $800 million notional amount related to the Secured real estate loan through the end of the third maturity date extension as required under the terms of the loan agreement. The amount paid to extend the caps was nominal. The interest rate caps manage the variable cash flows associated with changes in the one month LIBOR above 7.00% and have not been designated for hedge accounting under ASC 815.

Subsequent Event

In anticipation of the repayment of the $800 million secured real estate loan on November 20, 2009 and projected future variable interest rate exposure, the Company de-designated its $550 million interest rate swap on November 10, 2009. Additionally, on November 10, 2009, the Company de-designated two $500 million forward-starting interest rate caps. We are currently assessing the impact that these transactions will have on our financial statements for the thirteen and fifty-two week periods ending January 30, 2010.

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

Our foreign exchange contracts contain some credit-risk related contingent features and are subject to master netting arrangements. These derivative contracts are not designated as hedges under ASC 815 and typically mature within 12 months. These agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. We are not required to post collateral for these contracts.

The following table sets forth the net impact of the effective portion of derivatives on Accumulated other comprehensive loss on our Condensed Consolidated Statements of Stockholders’ Deficit for the thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	39 Weeks Ended
(In millions)	October 31, 2009	November 1, 2008
Derivatives qualified as cash flow hedges under ASC 815:
Interest Rate Contracts	$8	$(3)

The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Derivatives not qualified for hedge accounting under ASC 815:
Loss on the change in fair value - Interest Rate Contracts	$(1)	$(14)	$(1)	$(4)
(Loss) gain on the change in fair value - Foreign Exchange Contracts	(9)	28	(53)	22

	(10)	14	(54)	18

Derivatives qualified as variable cash flow hedges under ASC 815:
Loss reclassified from Accumulated other comprehensive loss (effective portion) - Interest Rate Contracts	(9)	(3)	(27)	(13)
Gain amortized from terminated cash flow hedges - Interest Rate Contracts	—	—	1	1

	(9)	(3)	(26)	(12)

Total Interest expense	$(19)	$11	$(80)	$6

The following table contains the notional amounts and the related fair values of our derivatives included within our Condensed Consolidated Balance Sheets:

	October 31, 2009		January 31, 2009		November 1, 2008
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts that qualify as cash flow hedges under ASC 815:
Other assets	$1,800	$19	$—	$—	$600	$—
Accrued expenses and other current liabilities	—	—	—	—	—	—
Other non-current liabilities	1,303	(37)	1,303	(44)	1,303	(15)

Interest Rate Contracts not qualified for hedge accounting under ASC 815:
Prepaid expenses and other current assets	$2,700	$—	$2,191	$—	$3,491	$—
Other assets	511	4	600	—	248	6
Other non-current liabilities	383	(10)	337	(6)	98	—

Foreign Currency Contracts not qualified for hedge accounting under ASC 815:
Prepaid expenses and other current assets	$81	$1	$—	$—	$141	$6
Accrued expenses and other current liabilities	146	(8)	74	(2)	195	(5)

Total derivative contracts outstanding
Prepaid expenses and other current assets	$2,781	$1	$2,191	$—	$3,632	$6
Other assets	2,311	23	600	—	848	6

Total derivative assets(1)	$5,092	$24	$2,791	$—	$4,480	$12

Accrued expenses and other current liabilities	$146	$(8)	$74	$(2)	$195	$(5)
Other non-current liabilities	1,686	(47)	1,640	(50)	1,401	(15)

Total derivative liabilities(1)	$1,832	$(55)	$1,714	$(52)	$1,596	$(20)

(1)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.

4. Fair value measurements

On February 1, 2009 and February 3, 2008, we adopted SFAS No. 157, “Fair Value Measurements”, which is now codified under ASC Topic 820 (“ASC 820”), for nonfinancial assets and liabilities and financial assets and liabilities, respectively. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

To comply with the provisions of ASC 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although certain inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. Based on this mixed input valuation we classify the derivatives based on the lowest level in the fair value hierarchy that is significant.

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

The table below presents our assets and liabilities measured at fair value on a recurring basis as of October 31, 2009, January 31, 2009 and November 1, 2008, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$24	$—	$—	$24
Derivative financial instruments	—	(33)	2	(31)

Balance at October 31, 2009	$24	$(33)	$2	$(7)

Cash equivalents	$183	$—	$—	$183
Derivative financial instruments	—	(46)	(6)	(52)

Balance at January 31, 2009	$183	$(46)	$(6)	$131

Derivative financial instruments	$—	$(8)	$—	$(8)

Balance at November 1, 2008	$—	$(8)	$—	$(8)

The table below presents the changes in the fair value of our derivative financial instruments and short-term investments within Level 3 of the fair value hierarchy for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008.

(In millions)	Level 3 - Derivative Financial Instruments
Balance, January 31, 2009	$(6)
Total unrealized loss	(3)
Transfers in to Level 3	5

Balance, May 2, 2009	(4)
Total unrealized gain	7

Balance, August 1, 2009	3
Total unrealized loss	(1)

Balance, October 31, 2009	2

(In millions)	Level 3 - Short-term Investments
Balance, February 3, 2008	$168
Settlements	(148)

Balance, May 3, 2008	20
Settlements	(19)
Total realized loss	(1)

Balance, August 2, 2008	—
Settlements	—
Total realized loss	—

Balance, November 1, 2008	$—

5. Income taxes

The following table summarizes our income tax benefit and effective tax rates for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Loss before income taxes	$(121)	$(167)	$(221)	$(275)
Income tax benefit	52	61	137	131
Effective tax rate	(43.0)%	(36.5)%	(62.0)%	(47.6)%

The effective tax rates for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate was 43.4% for the thirty-nine weeks ended October 31, 2009 compared to 37.9% in the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to an increase in taxable permanent adjustments, an increase in state tax expense and a change in the mix of earnings between jurisdictions.

For the thirteen weeks ended October 31, 2009, our effective tax rate was impacted by a tax benefit of $2 million attributable to the reversal of deferred tax liabilities associated with the undistributed earnings of one of our non-U.S. subsidiaries as it is management’s intention to reinvest those earnings indefinitely. The benefit was partially offset by a tax expense of $1 million related to changes to our liability for uncertain tax positions. For the thirteen weeks ended November 1, 2008, our effective tax rate was impacted by a tax benefit of $2 million related to adjustments to income taxes payable. The benefit was offset by a tax expense of $2 million related to changes to our liability for uncertain tax positions.

For the thirty-nine weeks ended October 31, 2009, our effective tax rate was impacted by a tax benefit of $43 million attributable to the reversal of deferred tax liabilities associated with the undistributed earnings of two of our non-U.S. subsidiaries as it is management’s intention to reinvest those earnings indefinitely, and a tax benefit of $1 million related to state income taxes. These tax benefits were partially offset by a tax expense of $1 million related to changes to our liability for uncertain tax positions. For the thirty-nine weeks ended November 1, 2008, our effective tax rate was impacted by tax benefits of $25 million related to adjustments to deferred taxes, $8 million of reduction in valuation allowance and $5 million of state tax refunds due to settlements of tax examinations. The adjustment to deferred taxes includes a tax benefit of $20 million for foreign tax credits resulting from Toys – Japan becoming a controlled foreign corporation for tax purposes in the second quarter of fiscal 2008. These tax benefits were partially offset by tax expense of $8 million related to our liability for uncertain tax positions, and tax expense of $2 million related to adjustments to income taxes payable and deferred taxes.

6. Segments

Our reportable segments are: Domestic, which provides toy and juvenile product offerings in 49 states and Puerto Rico; and Toys “R” Us-International (“International”), which operates, licenses or franchises “R” Us branded retail stores in 33 foreign countries with wholly-owned operations in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, and the United Kingdom, and consolidates the results of Toys-Japan. Domestic and International segments are also responsible for their respective internet operations. All intercompany transactions between segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Our percentages of Consolidated Net sales by product category for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 were as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Juvenile	38.9%	38.6%	40.5%	39.4%
Learning	20.6%	19.2%	17.7%	16.6%
Entertainment	12.3%	15.1%	11.9%	15.0%
Core Toy	15.3%	14.6%	13.4%	12.9%
Seasonal	11.9%	11.3%	15.3%	14.8%
Other	1.0%	1.2%	1.2%	1.3%

Total	100%	100%	100%	100%

A summary of operations by reportable segment is as follows:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales
Domestic	$1,563	$1,700	$4,762	$5,097
International	1,104	1,073	2,949	3,166

Total Net sales	$2,667	$2,773	$7,711	$8,263

Operating (loss) earnings
Domestic	$33	$8	$218	$203
International	24	12	20	(12)
Corporate and other charges (1)	(66)	(74)	(140)	(164)

Operating (loss) earnings	(9)	(54)	98	27
Interest expense	(113)	(115)	(324)	(315)
Interest income	1	2	5	13

Loss before income taxes	$(121)	$(167)	$(221)	$(275)

(1)

For the thirty-nine weeks ended October 31, 2009, Corporate and other charges includes a $51 million gain related to the settlement of litigation with Amazon.com (“Amazon”). For the thirty-nine weeks ended November 1, 2008, amount includes $39 million gain related to the substantial liquidation of the operations of TRU (HK) Limited, our wholly-owned subsidiary.

(In millions)	October 31, 2009	January 31, 2009	November 1, 2008
Merchandise inventories
Domestic	$2,042	$1,165	$2,023
International	1,105	616	1,215

Total Merchandise inventories	$3,147	$1,781	$3,238

7. Litigation and legal proceedings

On May 21, 2004, we filed a lawsuit against Amazon.com (“Amazon”) and its affiliated companies in the Superior Court of New Jersey, Chancery Division, Passaic County and Amazon subsequently filed a counterclaim against us and our affiliated companies and filed a lawsuit against us in the Superior Court of Washington, King County. All lawsuits were dismissed with prejudice and, pursuant to the terms of a settlement agreement, on July 21, 2009, Amazon paid the Company $51 million which was recorded in Other income, net.

On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. We intend to vigorously defend both cases. Related to those cases, the Federal Trade Commission (“FTC”) notified the Company in April 2009 that the FTC had opened an investigation to confirm the Company’s compliance with a 1998 FTC Final Order that prohibits the Company from, among other things, influencing its suppliers to limit sales of products to other retailers, including price club warehouses. The Company believes it has complied with the FTC Final Order and is cooperating with the FTC.

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

8. Related Party Transactions

Transactions with the Sponsors — We are owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the July 21, 2005 merger and recapitalization transaction. We recorded management and advisory fees of $3 million and $11 million for the thirteen and thirty-nine weeks ended October 31, 2009, respectively. We recorded management and advisory fees of $4 million and $13 million for the thirteen and thirty-nine weeks ended November 1, 2008, respectively.

From time to time the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. These syndicates include affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co. L.P., all equity owners of the Company. During the thirteen and thirty-nine weeks ended October 31, 2009, the interest amounts paid on such debt and debt securities held by related parties were $6 million and $16 million, respectively. During the thirteen and thirty-nine weeks ended November 1, 2008, the interest amounts paid on such debt and debt securities held by related parties were $8 million and $20 million, respectively. Refer to Note 2 entitled “Short-term borrowings and long-term debt” for further details.

Management Equity Plan Amendment — On June 8, 2009, we adopted amendment No. 2 (the “Amendment”) to the Amended and Restated Toys “R” Us, Inc. Management Equity Plan (the “MEP”) in order to modify the vesting provisions for certain tranches of stock options issued under the MEP. The Amendment did not have a material impact on our Condensed Consolidated Financial Statements.

Subsequent Event

In connection with the offering of the Secured Notes issued on November 20, 2009, we paid the Sponsors $7 million in advisory fees pursuant to the terms of the advisory agreement. Kohlberg Kravis Roberts & Co. L.P. currently holds $28 million of the Secured Notes.

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

During the thirty-nine weeks ended October 31, 2009, we sold idle properties for gross proceeds of $19 million which resulted in gains approximating $6 million. The sales included an idle distribution center which was sold on August 26, 2009 and resulted in gross proceeds of $14 million and a gain of $5 million.

On September 3, 2009, the Company acquired the brand and other intellectual property assets of KB Toys, a toy retailer. The acquisition did not have a material impact on our Condensed Consolidated Financial Statements.

10. Toys – Japan Tender Offer

On September 24, 2009, TRU Japan Holdings 2, LLC (“Holdings 2”), a wholly-owned subsidiary of Toys “R” Us, Inc., announced an open tender offer to purchase all of the outstanding shares of Toys – Japan from all public shareholders (excluding Toys “R” Us Japan Holdings, Inc., a wholly-owned subsidiary of Toys “R” Us, Inc.) at ¥587 ($6.54 at November 11, 2009) per share. The tender offer closed on November 10, 2009, on which date Holdings 2 purchased 9,687,056 shares (approximately 28% of Toys – Japan) for approximately $66 million, including $2 million of transaction costs. As a result of this purchase, we own 31,226,284 shares or approximately 91% of Toys – Japan. The additional ownership interest acquired in Toys-Japan will be accounted for as an equity transaction in accordance with ASC 810.

11. Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) which represents an update to ASC Topic 605. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This update is effective prospectively for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We are currently assessing the impact that ASU 2009-13 will have on our Condensed Consolidated Financial Statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”) which represents an update to ASC 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for the first reporting period (including interim periods) beginning after issuance. We are currently assessing the impact that ASU 2009-05 will have on our Condensed Consolidated Financial Statements.

In August 2009, the FASB issued ASU No. 2009-04, “Accounting for Redeemable Equity Instruments” (“ASU 2009-04”) which relates to ASC Topic 480. ASU 2009-04 represents an update to ASC Topic 480 “Distinguishing Liabilities from Equity” and provides guidance on what type of instruments should be classified as temporary versus permanent equity, as well as guidance regarding measurement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FIN 46(R)” (“SFAS 167”), which has not yet been incorporated into the Codification. SFAS 167 modifies how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. In addition, a reporting entity will be required to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective at the start of the first fiscal year beginning after November 15, 2009. We are currently assessing the impact that SFAS 167 will have on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” (“SFAS 166”), which has not yet been incorporated into the Codification. SFAS 166 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective at the start of the first fiscal year beginning after November 15, 2009. We are currently assessing the impact that SFAS 166 will have on our Condensed Consolidated Financial Statements.

In December 2008, SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which is now codified under ASC Topic 715 (“ASC 715”), was amended by FSP SFAS 132 (R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which is also codified under ASC 715. ASC 715 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and is effective for financial statements issued for fiscal years ending after December 15, 2009. We do not expect its adoption will have a material impact on the Condensed Consolidated Financial Statements.

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

Our Business

We generate sales, earnings, and cash flows by retailing merchandise in our juvenile, learning, entertainment, core toy and seasonal product categories worldwide. Our reportable segments are: Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile product offerings in 49 states and Puerto Rico; and Toys “R” Us – International (“International”), which operates, licenses or franchises stores in 33 foreign countries. As of October 31, 2009, there were 1,562 wholly-owned and franchised “R” Us branded retail stores worldwide. Domestic and International segments are also responsible for their respective internet operations.

Financial Performance

As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen and thirty-nine weeks ended October 31, 2009 compared to the thirteen and thirty-nine weeks ended November 1, 2008:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales (decline) growth (versus prior year)	(3.8)%	(0.3)%	(6.7)%	3.7%
Gross margin as a percentage of Net sales	35.6%	34.6%	36.2%	35.7%
Selling, general and administrative expenses as a percentage of Net sales	33.4%	33.6%	32.5%	32.8%
Net loss attributable to Toys “R” Us, Inc.	$(67)	$(104)	$(75)	$(127)

Net sales for the thirteen and thirty-nine weeks ended October 31, 2009 decreased as a result of the decrease in comparable store net sales across our segments driven largely by reduced demand for gaming systems and accessories and the overall slowdown in the global economy. In addition, foreign exchange had a positive impact on comparable store net sales for the thirteen weeks ended October 31, 2009 and an unfavorable impact for the thirty-nine weeks ended October 31, 2009.

Gross margin as a percentage of Net sales for the thirteen and thirty-nine weeks ended October 31, 2009 increased primarily as a result of the improvements in sales mix away from lower margin products. Additionally, for the thirteen weeks ended October 31, 2009, decreases in promotional events within our Domestic segment had a favorable impact on gross margin primarily due to the shift of the “Big Book” promotional circular release from the last week of the third quarter in fiscal 2008 to the first week of the fourth quarter in fiscal 2009 which resulted in less discounts on merchandise sold during the quarter.

Selling, general and administrative expenses (“SG&A”) as a percentage of Net sales for the thirteen weeks and thirty-nine weeks ended October 31, 2009 decreased primarily due to initiatives to reduce overall operating expenses. Also, SG&A decreased by $14 million for the thirty-nine weeks ended November 1, 2008 due to the contract termination payment related to the prior year settlement between Toys “R” Us – Japan, Ltd. (“Toys-Japan”) and McDonald’s Japan in the first quarter of fiscal 2008.

Net loss attributable to Toys “R” Us, Inc. for the thirteen weeks ended October 31, 2009 decreased primarily due to a decrease in SG&A partially offset by a decrease in Gross margin dollars due to lower Net sales. Net loss attributable to Toys “R” Us, Inc. for the thirty-nine weeks ended October 31, 2009 improved primarily due to a decrease in SG&A and a $51 million litigation settlement with Amazon.com (“Amazon”), partially offset by a decrease in Gross margin dollars due to lower Net sales and a gain of $39 million in the prior year which resulted from the liquidation of our Hong Kong subsidiary.

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

The following table discloses our comparable store net sales performance for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009 vs. 2008	November 1, 2008 vs. 2007	October 31, 2009 vs. 2008	November 1, 2008 vs. 2007
Domestic	(9.3)%	1.1%	(7.3)%	2.2%
International	(4.7)%	(1.8)%	(4.6)%	(2.3)%

Store Count by Segment

	Segment Store Count
	October 31, 2009	November 1, 2008	Change
Domestic (1)	850	845	5
International - Wholly-Owned (2)	513	504	9
International - Licensed and Franchised	199	197	2

Total (3)	1,562	1,546	16

(1)

Store count as of October 31, 2009 includes 63 side-by-side stores, 26 “R” Superstores, 13 BRU Express stores and 64 Juvenile Expansions. As of November 1, 2008, there were 49 side-by-side stores, 17 “R” Superstores, 12 BRU Express stores and 63 Juvenile Expansions.

(2)	Store count as of October 31, 2009 includes 75 side-by-side stores and 2 BRU Express stores. As of November 1, 2008, there were 64 side-by-side stores and 2 BRU Express stores.
(3)

Pop-up stores are temporary locations (six months or less) that will supplement our seasonal business during our prime selling season. Due to the temporary nature of these locations, we have not included them in our overall store count. As of October 31, 2009, we had 73 Pop-up stores domestically.

Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 31, 2009	November 1, 2008	Change	October 31, 2009	November 1, 2008	Change
Net loss attributable to Toys “R” Us, Inc	$(67)	$(104)	$37	$(75)	$(127)	$52

The decrease in Net loss attributable to Toys “R” Us, Inc. for the thirteen weeks ended October 31, 2009 was primarily due to a reduction in SG&A of $39 million resulting primarily from initiatives to reduce our operating expenses and a reduction in Depreciation and amortization of $10 million, both of which were partially offset by a decrease in Gross margin of $10 million due to lower Net sales.

The decrease in Net loss attributable to Toys “R” Us, Inc. for the thirty-nine weeks ended October 31, 2009 was primarily due to a reduction in SG&A of $203 million resulting primarily from initiatives to reduce our operating expenses, a $51 million litigation settlement with Amazon and a reduction in Depreciation and amortization of $19 million, all of which were partially offset by a decrease in Gross margin of $160 million due to lower Net sales, a gain of $39 million in the prior year which resulted from the liquidation of our Hong Kong subsidiary and an increase in net interest expense of $17 million.

Net Sales

	13 Weeks Ended
					Percentage of Total Net Sales
($ In millions)	October 31, 2009	November 1, 2008	$ Change	% Change	October 31, 2009	November 1, 2008
Domestic	$1,563	$1,700	$(137)	(8.1)%	58.6%	61.3%
International	1,104	1,073	31	2.9%	41.4%	38.7%

Total Net sales	$2,667	$2,773	$(106)	(3.8)%	100.0%	100.0%

For the thirteen weeks ended October 31, 2009, Net sales decreased by $106 million, or 3.8% to $2,667 million from $2,773 million for the same period last year. Net sales for the thirteen weeks ended October 31, 2009 included the impact of foreign currency translation that increased Net sales by approximately $50 million.

Excluding the impact of foreign currency translation, Net sales for the thirteen weeks ended October 31, 2009 decreased primarily due to decreased comparable store net sales across both our segments. Comparable store net sales have been impacted by the overall slowdown in the global economy, which contributed to a decrease in the number of transactions and a lower average transaction amount at both of our segments.

	39 Weeks Ended
					Percentage of Total Net Sales
($ In millions)	October 31, 2009	November 1, 2008	$ Change	% Change	October 31, 2009	November 1, 2008
Domestic	$4,762	$5,097	$(335)	(6.6)%	61.8%	61.7%
International	2,949	3,166	(217)	(6.9)%	38.2%	38.3%

Total Net sales	$7,711	$8,263	$(552)	(6.7)%	100.0%	100.0%

For the thirty-nine weeks ended October 31, 2009, Net sales decreased by $552 million, or 6.7% to $7,711 million from $8,263 million for the same period last year. Net sales for the thirty-nine weeks ended October 31, 2009 included the impact of foreign currency translation that decreased Net sales by approximately $113 million.

Excluding the impact of foreign currency translation, Net sales for the thirty-nine weeks ended October 31, 2009 decreased primarily due to decreased comparable store net sales across both our segments. Comparable store net sales have been impacted by the overall slowdown in the global economy, which contributed to a decrease in the number of transactions and a lower average transaction amount at both of our segments.

Domestic

Net sales for the Domestic segment decreased by $137 million, or 8.1% to $1,563 million for the thirteen weeks ended October 31, 2009, compared with $1,700 million in the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 9.3%. This decrease was impacted by the shift of the “Big Book” promotional circular release from the last week of the third quarter in fiscal 2008 to the first week of the fourth quarter in fiscal 2009.

The decrease in comparable store net sales resulted primarily from a decrease in our entertainment category as well as decreases in our juvenile category, which were all affected by the overall slowdown in the economy. The decrease in our entertainment category was driven by a slowdown in demand for certain game systems and related accessories as well as fewer new software releases. The juvenile category decreased primarily as a result of the phasing out of certain size apparel offerings and declines in sales of higher priced items such as baby gear, furniture and bedding. Partially offsetting the overall decline in comparable store sales were increases in sales from our stores that were recently opened or converted to our side-by-side and “R” superstore formats, and increased sales of consumables from expanded product offerings, such as Health and Beauty Aids.

Net sales for the Domestic segment decreased by $335 million, or 6.6% to $4,762 million for the thirty-nine weeks ended October 31, 2009, compared with $5,097 million in the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 7.3%. This decrease was impacted by the shift of the “Big Book” promotional circular release from the last week of the third quarter in fiscal 2008 to the first week of the fourth quarter in fiscal 2009.

The decrease in comparable store net sales resulted primarily from a decrease in our entertainment category as well as decreases in our juvenile and seasonal categories, which were all affected by the overall slowdown in the economy. The decrease in our entertainment category was driven by a slowdown in demand for certain game systems and related accessories as well as fewer new software releases. The juvenile category decreased primarily as a result of the phasing out of certain size apparel offerings and declines in sales of higher priced items such as baby gear, furniture and bedding. Sales of seasonal products, such as outdoor play equipment decreased primarily due to cooler weather. Partially offsetting the overall decline in comparable store sales were increases in sales from our stores that were recently opened or converted to our side-by-side and “R” superstore formats, and increased sales of consumables from expanded product offerings, such as Health and Beauty Aids.

International

Net sales for the International segment increased by $31 million, or 2.9%, to $1,104 million for the thirteen weeks ended October 31, 2009, compared with $1,073 million in the same period last year. Excluding a $50 million increase in Net sales due to foreign currency translation, International Net sales decreased primarily due to a decrease in comparable store net sales of 4.7%.

The decrease in comparable store net sales resulted primarily from a decrease in our entertainment category as well as a decrease in our juvenile category, which were affected by the slowdown in the global economy. Entertainment decreases were primarily attributable to a slowdown in demand for video game hardware and related accessories as well as fewer new software releases. The juvenile category decreased primarily from declines in sales of furniture, apparel and consumables.

Net sales for the International segment decreased by $217 million, or 6.9%, to $2,949 million for the thirty-nine weeks ended October 31, 2009, compared with $3,166 million in the same period last year. Excluding a $113 million decrease in Net sales due to foreign currency translation, International Net sales decreased primarily due to a decrease in comparable store net sales of 4.6%.

The decrease in comparable store net sales resulted primarily from a decrease in our entertainment category as well as a decrease in our juvenile category, which were affected by the slowdown in the global economy. Entertainment decreases were primarily attributable to a slowdown in demand for video game hardware and related accessories as well as fewer new software releases. The juvenile category decreased primarily from declines in sales of furniture, apparel and consumables.

Cost of Sales and Gross Margin

We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.

The following costs are included in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 31, 2009	November 1, 2008	$ Change	October 31, 2009	November 1, 2008	Percentage of Net Sales Change
Domestic	$545	$565	$(20)	34.9%	33.2%	1.7%
International	405	395	10	36.7%	36.8%	(0.1)%

Total Gross margin	$950	$960	$(10)	35.6%	34.6%	1.0%

Gross margin, as a percentage of Net sales, increased by 1.0 percentage point and decreased $10 million for the thirteen weeks ended October 31, 2009, compared with the same period last year. Gross margin, as a percentage of Net sales, was impacted primarily by improvements in sales mix away from lower margin products. The decrease in gross margin was partially offset by an increase of approximately $16 million related to foreign currency translation.

	39 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 31, 2009	November 1, 2008	$ Change	October 31, 2009	November 1, 2008	Percentage of Net Sales Change
Domestic	$1,705	$1,786	$(81)	35.8%	35.0%	0.8%
International	1,086	1,165	(79)	36.8%	36.8%	0.0%

Total Gross margin	$2,791	$2,951	$(160)	36.2%	35.7%	0.5%

Gross margin, as a percentage of Net sales, increased by 0.5 percentage points and decreased $160 million for the thirty-nine weeks ended October 31, 2009, compared with the same period last year. Foreign currency translation accounted for approximately $54 million of the decrease. Gross margin, as a percentage of Net sales, was impacted by improvements in sales mix away from lower margin products.

Domestic

Gross margin decreased by $20 million to $545 million for the thirteen weeks ended October 31, 2009, compared with $565 million in the same period last year. Gross margin, as a percentage of Net sales, for the thirteen weeks ended October 31, 2009 increased by 1.7 percentage points.

The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix away from lower margin products such as video game hardware, and improvements in margin on full price and clearance sales of seasonal and core toy products. Additionally, decreases in promotional events had a favorable impact on gross margin primarily due to the shift of the “Big Book” promotional circular release from the last week of the third quarter in fiscal 2008 to the first week of the fourth quarter in fiscal 2009 which resulted in less discounts on merchandise sold during the quarter. These increases were partially offset by increased sales of lower margin consumables.

Gross margin decreased by $81 million to $1,705 million for the thirty-nine weeks ended October 31, 2009, compared with $1,786 million in the same period last year. Gross margin, as a percentage of Net sales, for the thirty-nine weeks ended October 31, 2009 increased by 0.8 percentage points.

The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix away from lower margin products such as video game hardware and improvements in margin of apparel products due to a reduction in the use of clearance pricing. Additionally, we experienced improvements in margin on full price and clearance sales of seasonal and core toy products. These increases were partially offset by increased sales of lower margin consumables.

International

Gross margin increased by $10 million to $405 million for the thirteen weeks ended October 31, 2009, compared to $395 million in the same period last year. Foreign currency translation accounted for an increase of approximately $16 million. Gross margin, as a percentage of Net sales, for the thirteen weeks ended October 31, 2009 decreased by 0.1 percentage points.

The decrease in Gross margin, as a percentage of Net sales, resulted primarily from a reduction in vendor discounts as a result of a decrease in bulk merchandise purchases. This decrease was offset by a change in sales mix toward sales of higher margin juvenile, seasonal and learning products as well as decreased sales of lower margin video game hardware compared to the same period last year.

Gross margin decreased by $79 million to $1,086 million for the thirty-nine weeks ended October 31, 2009, compared to $1,165 million in the same period last year. Foreign currency translation accounted for approximately $54 million of the decrease. Gross margin, as a percentage of Net sales, for the thirty-nine weeks ended October 31, 2009 remained unchanged compared to the same period last year.

Gross margin, as a percentage of Net sales, was impacted by improvements in sales mix toward sales of higher margin juvenile, seasonal and learning products as well as decreased sales of lower margin video game hardware compared with the same period last year. Primarily offsetting these increases were price reductions taken in light of the slowdown in the global economy.

Selling, General and Administrative Expenses (SG&A)

The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses,

•	advertising expenses;

•	costs associated with operating our distribution network, including costs related to moving merchandise from distribution centers to stores; and

•	other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 31, 2009	November 1, 2008	$ Change	October 31, 2009	November 1, 2008	Percentage of Net Sales Change
Toys “R” Us - Consolidated	$892	$931	$(39)	33.4%	33.6%	(0.2)%

SG&A decreased by $39 million to $892 million for the thirteen weeks ended October 31, 2009, compared with $931 million for the same period last year. As a percentage of Net sales, SG&A decreased by 0.2 percentage points. Foreign currency translation accounted for approximately a $16 million increase.

Excluding the impact of foreign currency translation, the decrease in SG&A resulted primarily from initiatives to reduce overall operating expenses, including compensation, advertising, professional fees and transportation costs. These decreases were partially offset by the increase in occupancy costs primarily due to the acquisition of two FAO Schwarz retail stores and the implementation of our Pop-Up store strategy.

	39 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 31, 2009	November 1, 2008	$ Change	October 31, 2009	November 1, 2008	Percentage of Net Sales Change
Toys “R” Us - Consolidated	$2,508	$2,711	$(203)	32.5%	32.8%	(0.3)%

SG&A decreased by $203 million to $2,508 million for the thirty-nine weeks ended October 31, 2009, compared with $2,711 million for the same period last year. As a percentage of Net sales, SG&A decreased by 0.3 percentage points. Foreign currency translation accounted for approximately $46 million of the decrease.

Excluding the impact of foreign currency translation, the decrease in SG&A resulted primarily from initiatives to reduce overall operating expenses, including compensation, transportation costs and professional fees. Additionally, SG&A decreased at our International segment due to the contract termination payment related to the prior year settlement between Toys-Japan and McDonald’s Japan, which increased SG&A by $14 million in the first quarter of fiscal 2008.

Depreciation and Amortization

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 31, 2009	November 1, 2008	Change	October 31, 2009	November 1, 2008	Change
Toys “R” Us - Consolidated	$85	$95	$(10)	$279	$298	$(19)

Depreciation and amortization decreased by $10 million to $85 million for the thirteen weeks ended October 31, 2009, compared with $95 million for the same period last year. The decrease resulted primarily from fully depreciated software in the prior period and a decrease in accelerated depreciation related to store relocations in fiscal 2008.

Depreciation and amortization decreased by $19 million to $279 million for the thirty-nine weeks ended October 31, 2009, compared with $298 million for the same period last year. The decrease resulted primarily from a decrease in accelerated depreciation related to store relocations in fiscal 2008 and the addition of fewer new wholly-owned stores due to the curtailment of capital spending during the year. Additionally, foreign currency translation accounted for approximately $4 million of the decrease.

Other Income, Net

In fiscal 2009, we have included certain other income and expense items in Other income, net in our Condensed Consolidated Statements of Operations. For the thirteen and thirty-nine weeks ended November 1, 2008, such income and expense items were not material and reported as a component of SG&A. Accordingly, prior period amounts have been corrected or reclassified to conform with our current year presentation. The change had no effect on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Stockholders’ Deficit as previously presented.

Other income, net includes the following:

•	gift card breakage;

•	credit card program income;

•	impairment losses on long-lived assets;

•	foreign exchange gains and losses;

•	gains on sales of properties; and

•	other operating income and expenses.

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 31, 2009	November 1, 2008	Change	October 31, 2009	November 1, 2008	Change
Toys “R” Us - Consolidated	$18	$12	$6	$94	$85	$9

Other income, net increased by $6 million to $18 million for the thirteen weeks ended October 31, 2009, compared with $12 million for the same period last year. The increase resulted primarily from gains of $5 million from the sales of properties during the third quarter of fiscal 2009.

Other income, net increased by $9 million to $94 million for the thirty-nine weeks ended October 31, 2009, compared with $85 million for the same period last year. The increase resulted primarily from a $51 million litigation settlement with Amazon and gains of $5 million from the sales of properties during the third quarter of fiscal 2009, partially offset by a prior year $39 million gain on the liquidation of our Hong Kong subsidiary and lower foreign exchange gains on foreign currency transactions compared with the same period last year.

Interest Expense

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 31, 2009	November 1, 2008	Change	October 31, 2009	November 1, 2008	Change
Toys “R” Us - Consolidated	$113	$115	$(2)	$324	$315	$9

Interest expense decreased by $2 million to $113 million for the thirteen weeks ended October 31, 2009 compared with $115 million for the same period last year. The decrease was primarily due to a decrease of $11 million in charges related to the changes in the fair value of our interest rate contracts and forward contracts associated with our import merchandise purchases which do not qualify for hedge accounting. This decrease was partially offset by an increase of $5 million in interest expense related to our debt due primarily to higher effective interest rates.

Interest expense increased by $9 million to $324 million for the thirty-nine weeks ended October 31, 2009 compared with $315 million for the same period last year. The increase was primarily due to an increase of $16 million in charges related to the changes in the fair value of our interest rate contracts and forward contracts associated with our import merchandise purchases which do not qualify for hedge accounting, as well as a $14 million increase from the write-off of deferred financing charges resulting primarily from the repayment of our $1.3 billion unsecured credit agreement. These increases were primarily offset by a decrease of $21 million in interest expense related to lower effective interest rates on our debt as well as a reduction in average debt balances.

Interest expense will increase in the future due to the issuance of the $950 million of 10.75% Senior Notes by Toys “R” Us Property Company I, LLC (“TRU Propco I”) on July 9, 2009, the issuance of the $725 million of 8.50% Senior Secured Notes by Toys “R” Us Property Company II, LLC (“TRU Propco II”) on November 20, 2009, and the repayment of approximately $2.0 billion in real estate loans which had an interest rate of LIBOR plus a margin.

Interest Income

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 31, 2009	November 1, 2008	Change	October 31, 2009	November 1, 2008	Change
Toys “R” Us - Consolidated	$1	$2	$(1)	$5	$13	$(8)

Interest income decreased by $1 million and $8 million for the thirteen and thirty-nine weeks ended October 31, 2009, respectively, compared with the same periods last year primarily due to lower effective interest rates.

Income Tax Benefit

The following table summarizes our income tax benefit and effective tax rates for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Loss before income taxes	$(121)	$(167)	$(221)	$(275)
Income tax benefit	52	61	137	131
Effective tax rate	(43.0)%	(36.5)%	(62.0)%	(47.6)%

The effective tax rates for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate was 43.4% for the thirty-nine weeks ended October 31, 2009 compared to 37.9% in the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to an increase in taxable permanent adjustments, an increase in state tax expense and a change in the mix of earnings between jurisdictions.

For the thirteen weeks ended October 31, 2009, our effective tax rate was impacted by a tax benefit of $2 million attributable to the reversal of deferred tax liabilities associated with the undistributed earnings of one of our non-U.S. subsidiaries as it is management’s intention to reinvest those earnings indefinitely. The benefit was partially offset by a tax expense of $1 million related to changes to our liability for uncertain tax positions. For the thirteen weeks ended November 1, 2008, our effective tax rate was impacted by a tax benefit of $2 million related to adjustments to income taxes payable. The benefit was offset by a tax expense of $2 million related to changes to our liability for uncertain tax positions.

For the thirty-nine weeks ended October 31, 2009, our effective tax rate was impacted by a tax benefit of $43 million attributable to the reversal of deferred tax liabilities associated with the undistributed earnings of two of our non-U.S. subsidiaries as it is management’s intention to reinvest those earnings indefinitely, and a tax benefit of $1 million related to state income taxes. These tax benefits were partially offset by a tax expense of $1 million related to changes to our liability for uncertain tax positions. For the thirty-nine weeks ended November 1, 2008, our effective tax rate was impacted by tax benefits of $25 million related to adjustments to deferred taxes, $8 million of reduction in valuation allowance and $5 million of state tax refunds due to settlements of tax examinations. The adjustment to deferred taxes includes a tax benefit of $20 million for foreign tax credits resulting from Toys – Japan becoming a controlled foreign corporation for tax purposes in the second quarter of fiscal 2008. These tax benefits were partially offset by tax expense of $8 million related to our liability for uncertain tax positions, and tax expense of $2 million related to adjustments to income taxes payable and deferred taxes.

Liquidity and Capital Resources

Overview

As of October 31, 2009, we were in compliance with all of our covenants related to our outstanding debt. On June 24, 2009, we amended and restated the credit agreement for our $2.0 billion secured revolving credit facility, which extended the maturity date on a portion of the facility and amended certain other provisions. As amended, the facility was bifurcated into a $1,526 million tranche maturing on May 21, 2012 and a $517 million tranche expiring July 21, 2010. At October 31, 2009, we had $419 million of outstanding borrowings, a total of $116 million of outstanding letters of credit and had excess availability of $1,263 million. This amount is also subject to a minimum availability covenant, which was $270 million at October 31, 2009, with a remaining availability of $993 million in excess of the covenant. Additionally, on November 13, 2009, we partially exercised the accordion feature of the secured revolving credit facility, increasing the credit available, subject to borrowing base restrictions, from $2,043 million to $2,148 million.

On March 31, 2008, Toys-Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($222 million at October 31, 2009), and expires in fiscal 2011. At October 31, 2009, we had outstanding Long-term debt of $169 million under Tranche 1 with $53 million of remaining availability.

On March 30, 2009, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is available in amounts of up to ¥12.6 billion ($140 million at October 31, 2009), and expires in fiscal 2010. At October 31, 2009, we had no outstanding Short-term debt under Tranche 2 with $140 million remaining availability. We paid fees of $1 million to refinance Tranche 2, which were capitalized as deferred debt issuance costs and are amortized over the term of the agreement.

On October 15, 2009, certain of our foreign subsidiaries entered into a European and Australian secured revolving credit facility (“European ABL”), which provides for a three-year £112 million ($184 million at October 31, 2009) secured revolving credit facility and which expires on October 15, 2102. Borrowings under the European ABL are subject, among other things, to the terms of a borrowing base derived from the value of eligible inventory and eligible accounts receivable of certain of Toys “R” Us Europe, LLC’s (“Toys Europe”) and Toys “R” Us Australia Holdings, LLC’s (“Toys Australia”) subsidiaries. At October 31, 2009, we had $103 million of outstanding borrowings and additional $65 million of availability under the European ABL. The multi-currency revolving credit facility was repaid and terminated on October 15, 2009 in conjunction with the establishment of the European ABL. Additionally, on November 19, 2009, we partially exercised the accordion feature of the European ABL increasing the credit available, subject to borrowing base restrictions, from £112 million to £124 million ($208 million at November 19, 2009).

Due to the deterioration in the credit markets, some financial institutions have reduced and, in certain cases, ceased to provide funding to borrowers. We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. Currently we have funds available to finance our operations under our secured revolving credit facility through May 2012 and under our European ABL through October 2012. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy, failure, collapse or sale. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.

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

Although we believe that cash generated from operations, along with our existing cash and revolving credit facilities, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next 12 months, continued world-wide financial market disruption may have a negative impact on our financial performance and position in the future. We believe that we have the ability to repay or refinance our current outstanding borrowings maturing within the next 12 months.

	39 Weeks Ended
($ In millions)	October 31, 2009	November 1, 2008	$ Change	% Change
Net cash used in operating activities	$(805)	$(855)	$50	5.8%
Net cash used in investing activities	(17)	(118)	101	85.6%
Net cash provided by financing activities	236	442	(206)	(46.6)%
Effect of exchange rate changes on cash and cash equivalents	25	(7)	32	457.1%

Net decrease during period in cash and cash equivalents	$(561)	$(538)	$(23)	(4.3)%

Cash Flows Used In Operating Activities

During the thirty-nine weeks ended October 31, 2009, net cash used in operating activities was $805 million compared with $855 million used in operating activities during the thirty-nine weeks ended November 1, 2008. The $50 million decrease in cash used in operating activities was primarily due to a reduction in SG&A primarily attributable to initiatives to reduce overall operating expenses, decreased purchases of merchandise inventories at our International segment due to improved inventory management and a decrease in accounts receivable due to extended payment terms. These decreases were partially offset by a reduction in gross margins from operations and an increase in payments for income taxes.

Cash Flows Used In Investing Activities

During the thirty-nine weeks ended October 31, 2009, net cash used in investing activities was $17 million compared with $118 million used in investing activities for the thirty-nine weeks ended November 1, 2008. The decrease in net cash used in investing activities resulted from a reduction in capital expenditures of $149 million and the release of $146 million in restricted cash principally due to the repayment of our other unsecured credit agreement. These decreases were primarily offset by a decrease of $167 million from the sale of Short-term investments in 2008.

Our capital expenditures are primarily for financing construction of new stores, remodeling existing stores, as well as improving and enhancing our information technology systems. In addition, we have executed several small e-commerce acquisitions and have acquired other strategic assets. Due to the current economic environment, we will continue to prudently curtail our capital spending for the foreseeable future, including a reduction in budgeted capital spending in fiscal 2009 of approximately 50% over fiscal 2008 amounts.

Cash Flows Provided By Financing Activities

During the thirty-nine weeks ended October 31, 2009, net cash provided by financing activities was $236 million compared with net cash provided by financing activities of $442 million for the thirty-nine weeks ended November 1, 2008. The decrease in net cash provided by financing activities was primarily due to the repayment of $1.3 billion under our unsecured credit agreement and $80 million in debt issuance costs, partially offset by the proceeds of $925 million received from the offering of senior unsecured 10.75% notes due 2017 (the “Notes”), and a $103 million of new borrowings under our European ABL, a decrease of $34 million paid to purchase additional shares of Toys-Japan in the second quarter of fiscal 2008 and additional borrowings of $51 million on our secured revolving credit facility as compared with the same period last year. Refer to the description of changes to our debt structure below, as well as Note 2 to the Condensed Consolidated Financial Statements entitled “Short-Term Borrowings and Long-Term Debt” for more information.

On September 24, 2009, TRU Japan Holdings 2, LLC (“Holdings 2”), a wholly-owned subsidiary of Toys “R” Us, Inc., announced an open tender offer to purchase all of the outstanding shares of Toys-Japan from all public shareholders (excluding Toys “R” Us Japan Holdings, Inc., a wholly-owned subsidiary of Toys “R” Us, Inc.) at ¥587 ($6.54 at November 11, 2009) per share. The tender offer closed on November 10, 2009, on which date Holdings 2 purchased 9,687,056 shares (approximately 28% of Toys-Japan) for approximately $66 million, including $2 million of transaction costs. As a result of this purchase, we own 31,226,284 shares or approximately 91% of Toys-Japan. The additional ownership interest acquired in Toys-Japan will be accounted for as an equity transaction in accordance with ASC 810. The acquisition and transaction costs will be reflected as cash flows used in financing activities in the consolidated statement of cash flows for the fifty-two weeks ended January 30, 2010.

Debt

Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term Borrowings and Long-term Debt” for further details regarding any of the transactions described below.

During the thirty-nine weeks ended October 31, 2009, we made the following changes to our debt structure described below:

Toys-Japan made additional net borrowings on its Tranche 1 unsecured loan of $169 million. In addition, on March 30, 2009, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥12.6 billion ($140 million at October 31, 2009), and expires in fiscal 2010. At October 31, 2009, Toys-Japan had no outstanding borrowings under Tranche 2.

We exercised the third maturity date extension option on the $800 million security agreements and related mezzanine loans (the Secured real estate loans”) which extended the maturity date of the Secured real estate loans from August 9, 2009 to August 9, 2010. The Secured real estate loans were repaid on November 20, 2009 in connection with the sale of the Secured Notes which are described below.

On June 24, 2009, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement for their $2.0 billion five-year secured revolving credit facility in order to extend the maturity date of a portion of the facility and amend certain other provisions. The facility as amended provides for a bifurcation of the prior facility into a $1,526 million tranche maturing on May 21, 2012 and bearing a tiered floating interest rate of LIBOR plus a margin of 3.75%- 4.25% depending on usage, and a $517 million tranche maturing on July 21, 2010 and continuing to bear a tiered floating interest rate of LIBOR plus a margin of between 1.00%-2.00% depending on availability (the “first in last out” tranche bearing a tiered floating interest rate of LIBOR plus a margin of 3.75% was eliminated). At October 31, 2009, we had $419 million of outstanding borrowings, a total of $116 million of outstanding letters under this credit facility and “capped” availability of $1,263 million. This amount is also subject to a minimum availability covenant, which was $270 million at October 31, 2009. On November 13, 2009, we partially exercised the accordion feature of the secured revolving credit facility, increasing the credit available, subject to borrowing base restrictions, from $2,043 million to $2,148 million.

On July 9, 2009, TRU Propco I, formerly known as TRU 2005 RE Holding Co. I, LLC, one of our wholly-owned subsidiaries, completed the offering of $950 million aggregate principal amount of senior unsecured 10.75% notes due 2017 (the “Notes”). The Notes were issued at a discount of $25 million which resulted in the receipt of proceeds of $925 million. The proceeds of $925 million from the offering of the Notes, together with $263 million of cash on hand and $99 million of restricted cash released from restrictions were used to repay the outstanding loan balance under TRU Propco I’s unsecured credit agreement of $1,267 million plus accrued interest of approximately $1 million and fees at closing of approximately $19 million. Total fees paid in connection with the sale of the Notes totaled approximately $23 million and will be deferred and expensed over the life of the Notes. As a result of the repayment of our unsecured credit agreement, we expensed approximately $8 million of deferred financing costs. The Notes are solely the obligation of TRU Propco I and its subsidiaries (the “Guarantors”) and are not guaranteed by Toys “R” Us, Inc. or Toys-Delaware.

On October 15, 2009, certain of our foreign subsidiaries entered into a European ABL, which provides for a three-year £112 million ($184 million at October 31, 2009) secured revolving credit facility which expires October 15, 2012. Borrowings under the European ABL are subject, among other things, to the terms of a borrowing base derived from the value of eligible inventory and eligible accounts receivable of certain of Toys “R” Us Europe, LLC’s (“Toys Europe”) and Toys “R” Us Australia Holdings, LLC’s (“Toys Australia”) subsidiaries. The terms of the European ABL include a customary cash dominion trigger requiring the cash of certain of Toys Europe’s and Toys Australia’s subsidiaries to be applied to pay down outstanding loans if availability falls below certain thresholds. The European ABL also contains a springing fixed charge coverage ratio of 1.10 to 1.00 based on the EBITDA and fixed charges of Toys Europe, Toys Australia and their subsidiaries. Loans under the European ABL bear interest at a rate based on LIBOR/the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 4.00% for the first year and thereafter 3.75%, 4.00% or 4.25% depending on availability. A commitment fee accrues on any unused portion of the commitments at a rate per annum also based on usage. Borrowings under the European ABL are guaranteed to the extent legally possible and practicable by Toys Europe, Toys Australia and certain of their material subsidiaries. Borrowings are secured by substantially all assets which are not already pledged, of Toys Europe, Toys Australia and certain UK and Australian obligors, as well as by share pledges over the shares of (and certain assets of) other material subsidiaries. The European ABL contains covenants that, among other things, restrict the ability of Toys Europe and Toys Australia and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, repurchase or pay dividends or make certain other restricted payments on capital stock, make acquisitions and investments or engage in mergers or consolidations. If an event of default shall occur and be continuing, the commitments under the European ABL may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed, may be declared immediately due and payable. At October 31, 2009, we had $103 million of outstanding borrowings and additional $65 million of availability under the European ABL.

On November 19, 2009, we partially exercised the accordion feature of the European ABL increasing the credit available, subject to borrowing base restrictions, from £112 million to £124 million ($208 million at November 19, 2009).

On November 20, 2009, TRU Propco II, formerly known as Giraffe Properties, LLC, an indirect wholly-owned subsidiary, completed the offering of $725 million aggregate principal amount of senior secured 8.50% notes due 2017 (the “Secured Notes”). The Secured Notes were issued at a discount of $10 million which resulted in the receipt of proceeds of $715 million. The proceeds of $715 million, together with $93 million in cash on hand and the release of $22 million in cash from restrictions, were used to repay Propco II’s outstanding loan balance under the Secured real estate loan agreement of $600 million, plus accrued interest of approximately $1 million and fees paid or accrued at closing of approximately $29 million, inclusive of fees payable to the Sponsors pursuant to their advisory agreement (refer to Note 8 entitled “Related Party Transactions”). In addition, in connection with the offering, MPO Properties, LLC an indirect wholly-owned subsidiary, repaid its Secured real estate loans. Fees paid in connection with the sale of the Secured Notes will be deferred and expensed over the life of the Secured Notes. As a result of the repayment of our secured real estate loan, we expensed approximately $3 million of deferred financing costs. The Secured Notes are solely the obligation of Toys Propco II and are not guaranteed by Toys “R” Us, Inc. or Toys–Delaware or any of our other subsidiaries. The Secured Notes are secured by the first priority security interests in all of the existing and future real estate properties of Toys Propco II and its interest in the master lease agreement between TRU Propco II as landlord and Toys-Delaware as tenant (the “Propco II Master Lease”). Those real estate properties and interests in the TRU Propco II Master Lease are not available to satisfy or secure the obligations of the Company or its affiliates, other than the obligations of TRU Propco II under the Secured Notes.

Contractual Obligations and Commitments

Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Due to the change in our Long-term debt during the thirty-nine weeks ended October 31, 2009 described in Note 2 entitled “Short-term borrowings and long-term debt” to the Condensed

Consolidated Financial Statements we have provided an updated contractual obligations table. The following table summarizes our contractual obligations associated with our long-term debt and related interest payments as of October 31, 2009:

	Payments Due By Period
(In thousands)	Remainder of Fiscal 2009	Fiscals 2010 & 2011	Fiscals 2012 & 2013	Fiscals 2014 and thereafter	Total
Long-term debt (1)	2	1,634	2,869	1,375	5,880
Interest payments (2)	99	710	412	520	1,741

Total contractual obligations	$101	$2,344	$3,281	$1,895	$7,621

(1)

We have exercised our third maturity date extension option on our $800 million secured real estate loans, which extended the maturity date of the loan to August 9, 2010. Refer to Note 2 to our Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt”.

(2)

In an effort to manage interest rate exposure, we have entered into interest rate swaps to achieve an acceptable balance between fixed and variable rate debt. $4.7 billion of debt was effectively subject to fixed interest rates and $1.2 billion of debt was effectively subject to variable interest rates. The interest payments in the table for the $1.2 billion of variable rate debt were based on the indexed interest rates in effect at October 31, 2009.

Credit Ratings

As of December 9, 2009, our current credit ratings, which are considered non-investment grade, were as follows:

	Moody’s	Standard and Poor’s
Long-term debt	B2	B
Outlook	Positive	Stable

On November 9, 2009, Standard & Poor’s and Moody’s revised its outlook on the Company from Negative to Stable and Stable to Positive, respectively. The outlook revision reflects reduced refinancing risk, good execution of our merchandising strategies, cost-control measures, and management success with its initiatives, including the store conversion strategy.

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

Critical Accounting Policies

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. In the current period, the Financial Accounting Standards Board (“FASB”) finalized the “FASB Accounting Standards Codification” (“Codification” or “ASC”), which is effective for periods ending on or after September 15, 2009. The ASC does not change how we account for our transactions or the nature of the related disclosures made. As of August 2, 2009, we have implemented the ASC structure required by FASB and any references to guidance issued by the FASB in this Form 10-Q are to the ASC in addition to the other forms of standards.

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

Fair Value Measurements

On February 1, 2009, we adopted the fair value guidance related to nonfinancial assets and liabilities, as prescribed by SFAS No. 157, “Fair Value Measurements,” which is now codified under ASC Topic 820 (“ASC 820”), as amended by the following: FASB Staff Position (“FSP SFAS”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” FSP SFAS 157-2, “Effective Date of FASB Statement No. 157:

Fair Value Measurements,” FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” and FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” With the exception of FSP SFAS 157-1, which has not yet been incorporated into the Codification, the FSP SFASs discussed above are now codified under ASC 820. Assumptions made regarding the adoption of ASC 820 will impact any accounting standards that include fair value measurements. Refer to Note 4 to the Condensed Consolidated Financial Statements entitled “Fair Value Measurements” for further details.

A summary of other significant accounting policies and a description of accounting policies that we believe critical may be found in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, in the “CRITICAL ACCOUNTING POLICIES” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

Refer to Note 11 entitled “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.

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

There has been no significant change in our exposure to market risk during the thirty-nine weeks ended October 31, 2009 except as noted below.

Foreign Exchange Exposure

Our foreign currency exposure is primarily concentrated in the United Kingdom, Continental Europe, Canada, Australia and Japan. Our foreign subsidiaries make U.S. dollar denominated merchandise purchases through the normal course of business which expose us to foreign currency exchange transaction risk. During the thirty-nine weeks ended October 31, 2009, we entered into foreign currency exchange forward contracts to economically hedge a portion of these U.S. dollar denominated merchandise purchases for the remainder of fiscal 2009. As of October 31, 2009, we had a net $76 million notional amount of these outstanding contracts. A 10% change in foreign exchange rates against the U.S. dollar would have resulted in an $8 million change in pre-tax earnings.

Interest Rate Exposure

We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt and have entered into interest rate swaps and interest rate caps to maintain that balance. A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows, whereas a change in interest rates on fixed rate debt impacts the fair value of debt on our Condensed Consolidated Balance Sheet. As of October 31, 2009, a 1% change in interest rates would have resulted in a $5 million change in pre-tax earnings.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2009 these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On May 21, 2004, we filed a lawsuit against Amazon.com (“Amazon”) and its affiliated companies in the Superior Court of New Jersey, Chancery Division, Passaic County and Amazon subsequently filed a counterclaim against us and our affiliated companies and filed a lawsuit against us in the Superior Court of Washington, King County. All lawsuits were dismissed with prejudice and, pursuant to the terms of a settlement agreement, Amazon paid the Company $51 million on July 21, 2009.

On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. We intend to vigorously defend both cases. Related to these cases, the Federal Trade Commission (“FTC”) notified the Company in April 2009 that the FTC had opened an investigation to confirm the Company’s compliance with a 1998 FTC Final Order that prohibits the Company from, among other things, influencing its suppliers to limit sales of products to other retailers, including price club warehouses. The Company believes it has complied with the FTC Final Order and is cooperating with the FTC.

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

As of the date of this report there have been no material changes to the information related to the ITEM 1A. “RISK FACTORS” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2009, we sold to certain officers, pursuant to the Amended and Restated Toys “R” Us, Inc. Management Equity Plan, 8,214 shares of our common stock, $0.001 par value per share (“Common Stock”), for a per share purchase price of $28.00. In connection with these sales, we issued options to purchase up to 50,256 shares of our Common Stock. All sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

Date: December 9, 2009	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
3.1	Amendment No. 1 to the Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.2	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of the Registrant, dated June 10, 2008 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.1	Syndicated Facility Agreement, dated as of October 15, 2009, among Toys “R” Us Europe, LLC, TRU Australia Holdings, LLC, Toys “R” Us (UK) Limited, Toys “R” Us Limited, Toys “R” Us (Australia) Pty Ltd, Toys “R” Us GmbH, Toys “R” Us SARL, Toys “R” Us Iberia, S.A., the other Obligors party thereto from time to time, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent and Security Agent, Deutsche Bank AG, London Branch, as Facility Agent, and Deutsche Bank AG New York Branch and Bank of America, N.A., as Co-Collateral Agents (filed as Exhibit 10.1 to the Registrant’s current Report on Form 8-K, filed on October 16, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.