Form 10-K
period 2010-01-30
TOYS R US INC
filed 2010-03-24
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 24, 2010, there were outstanding 48,951,836 shares of common stock, $0.001 par value per share, of Toys “R” Us, Inc., none of which were publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This Annual Report on Form 10-K, the other reports, statements, that we have or may in the future file with the Securities and Exchange Commission and other publicly released materials, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, store openings and renovations, future financial or operational performance, projected sales or earnings per share for certain periods, comparable store sales from one period to another, cost savings, results of store closings and restructurings, outcome or impact of pending or threatened litigation, domestic or international developments, nature and allocation of future capital expenditures, growth initiatives, inventory levels, cost of goods, future financings and other goals and targets.

These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry, seasonality of our business, changes in consumer preferences and consumer spending patterns, product safety issues including product recalls, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, changes in laws that impact our business, changes in employment legislation, our dependence on key vendors for our merchandise, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, political and other developments associated with our international operations, existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating income in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

INDEX

		PAGE
PART I.

Item 1.	Business	1
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	(Removed and Reserved)	16

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	99
Item 9A.	Controls and Procedures	99
Item 9B.	Other Information	101

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	101
Item 11.	Executive Compensation	103
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	124
Item 13.	Certain Relationships and Related Transactions and Director Independence	125
Item 14.	Principal Accounting Fees and Services	127

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	128

SIGNATURES		129

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		130

INDEX TO EXHIBITS		131

PART I

ITEM 1.	BUSINESS

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2009 ended January 30, 2010; fiscal 2008 ended January 31, 2009; and fiscal 2007 ended February 2, 2008. References to fiscals 2009, 2008 and 2007 are to our fiscal years unless otherwise specified.

Our Business

We are the leading global specialty retailer of toys and juvenile products, and the only specialty toy and juvenile products retailer that operates on a national scale in the United States. We sell a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through our retail locations and the Internet. Our brand names are highly recognized in North America, Europe and Asia, and our expertise in the specialty toy and juvenile retail space, our broad range of product offerings, our substantial scale and geographic footprint and our strong vendor relationships account for our market-leading position and distinguish us from the competition. As of January 30, 2010, we operated 849 stores in 49 states in the United States and Puerto Rico, and owned, licensed or franchised 717 retail stores in 33 countries outside the United States. During the fiscal year ended January 30, 2010, we had Net sales of $13.6 billion.

History

Our retail business began in 1948 when founder Charles Lazarus opened a baby furniture store, Children’s Bargain Town, in Washington, D.C. The Toys “R” Us name made its debut in 1957. By 1978, the year Toys “R” Us went public, the chain had grown to 72 stores, concentrated in the Northeast section of the United States. The Babies “R” Us brand was established in 1996, further solidifying the Company’s reputation as a leading consumer destination for toys and juvenile products.

On July 21, 2005, we were acquired through a $6.6 billion merger (the “Merger”) by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC (“Bain”), Kohlberg Kravis Roberts & Co., L.P. (“KKR”), and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”), along with a fourth investor, GB Holdings I, LLC, an affiliate of Gordon Brothers, a consulting firm that is independent from and unaffiliated with the Sponsors and management.

Growth Strategy

Recognizing the numerous potential synergies between our toy and specialty juvenile products businesses over the last several years, we have begun to implement a strategy of creating an integrated “one-stop shopping” environment for our guests, combining the best of our toy and entertainment offerings with our specialty juvenile products, all under one roof (formats which we call “side-by-side” and “‘R’ Superstore”). Side-by-side (“SBS”) stores are typically former single-format Toys “R” Us stores between 40,000 and 50,000 square feet which have been converted to a combination Toys “R” Us and Babies “R” Us store format, often with dual entrances. “R” Superstores (“SSBS”) are conceptually similar to SBS stores, except they are typically newly-constructed facilities with store footprints in the 60,000 to 70,000 square foot range. In connection with our integrated strategy, we continue to increase the number of SBS and SSBS stores both domestically and internationally. Since implementing the integrated store format over three years ago, we have converted 129 existing stores into SBS store formats and have constructed 38 new SBS and SSBS stores. We expect that our integrated store formats will be our dominant focus going forward.

In addition to our SBS and SSBS store formats, we continue to enhance our integrated strategy within our existing traditional toy stores with our Babies “R” Us Express (“BRU Express”) and Juvenile Expansion formats which devote additional square footage to our juvenile products within our traditional Toys “R” Us stores. Since implementing this integrated store format, we have augmented 79 existing Toys “R” Us stores with our BRU Express and Juvenile Expansion formats.

During our prime selling season in fiscal 2009, we opened 91 Toys “R” Us Holiday Express stores (“Pop-up stores”) globally in malls and other shopping centers, and introduced Toys “R” Us Holiday Express shops in all of our specialty juvenile stores. These locations typically range in size from approximately 3,000 square feet to 5,000 square feet. Pop-up stores are temporary locations typically open for a duration of less than one year and are not included in our overall store count. As of January 30, 2010, 30 Pop-up stores remained open. Certain Pop-up stores may remain in operation and become permanent locations.

As of the end of fiscal 2009, we operated all of the “R” Us branded retail stores in the United States and Puerto Rico and approximately 72% of the 717 “R” Us branded retail stores internationally. The balance of the “R” Us branded retail stores outside the United States are operated by licensees and franchisees. These licensees and franchisees did not have a material impact on our Net sales. During fiscal 2009, the Company acquired certain business assets of FAO Schwarz, and began selling merchandise through our FAO Schwarz retail store in New York City. We also sell merchandise through our Internet sites in the United States at Toysrus.com and Babiesrus.com, as well as through other Internet sites internationally. In addition, commencing in fiscal 2009, we sell merchandise through our newly acquired eToys.com, FAO.com and babyuniverse.com Internet sites.

As of January 30, 2010, we operated 1,566 retail stores and 30 Pop-up stores worldwide in the following formats:

•

141 SBS stores, which typically range in size from 40,000 to 50,000 square feet and devote approximately 30,000 square feet to traditional toy products and 15,000 square feet to specialty juvenile products;

•

26 SSBS stores, which typically range from 60,000 to 70,000 square feet by combining a traditional toy store of approximately 34,000 square feet with a specialty juvenile store of approximately 30,000 square feet;

•

1,114 traditional toy stores, which typically range in size from 30,000 to 50,000 square feet and devote approximately 5,500 square feet to boutique areas for specialty juvenile products (BRU Express and Juvenile Expansion formats devote approximately an additional 4,500 square feet and 1,000 square feet, respectively, for juvenile products);

•	282 specialty juvenile stores, which typically range from 30,000 to 45,000 square feet and devote approximately 2,000 to 5,000 square feet to specialty name brand and private label clothing;

•	3 flagship store locations (the Toys “R” Us store in Times Square, the FAO Schwarz store on 5th Avenue and the Babies “R” Us store in Union Square – all in New York City); and

•	Pop-up stores in smaller formats which typically range from 3,000 to 5,000 square feet.

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

Our Business Segments

Our business has two reportable segments: Toys “R” Us – Domestic (“Domestic”) and Toys “R” Us – International (“International”). See Note 12 to our Consolidated Financial Statements entitled “SEGMENTS” for our segments’ financial results for fiscals 2009, 2008 and 2007. The following is a brief description of our segments:

•

Domestic. Our Domestic segment sells a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through 849 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales are derived from 496 traditional toy stores (including 77 BRU Express and Juvenile Expansion formats), 260 specialty juvenile stores, 64 SBS stores, 26 SSBS stores and our 3 flagship stores in New York City. Additionally, we also generate sales through our Pop-up store locations. On average, our stores offer approximately 10,000 active items year-round. Based on sales, we are the largest specialty retailer of toys in the United States and Puerto Rico as well as the only specialty juvenile retailer that operates on a national scale in the United States. Domestic Net sales were $8.3 billion for the fiscal year ended January 30, 2010, which accounts for 61% of our consolidated Net sales.

•

International. Our International segment sells a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through 717 owned, licensed or franchised stores that operate in 33 countries and through the Internet. Net sales (including fees received from licensed or franchised stores) in our International segment are derived from 618 traditional toy stores (including 2 BRU Express formats), as well as 77 SBS stores and 22 specialty juvenile stores. Our wholly-owned operations are in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland and the United Kingdom. We also consolidate the results of Toys “R” Us – Japan, Ltd. (“Toys – Japan”) of which we owned approximately 91% at January 30, 2010. On average, our stores offer approximately 8,500 active items year-round. International Net sales were $5.3 billion for the fiscal year ended January 30, 2010, which accounts for 39% of our consolidated Net sales.

Differentiation

We believe we offer our customers the most comprehensive selection of merchandise in the retail toy and specialty juvenile industries through our “R” Us branded stores and through the Internet. We believe that our differentiated product assortment, proportionately higher private label or exclusively licensed product offerings, and quality service levels enable us to command a reputation as the shopping destination for toys, electronics and specialty juvenile products. Our stores offer a one-stop shopping experience that provides a breadth of product assortment unrivaled by our competitors. We seek to differentiate ourselves from our competitors in several key areas, including product selection, product presentation, service, in-store experience and marketing. We are able to provide vendors with a year-round distribution outlet for the broadest assortment of their products. We continue to grow and strengthen our Domestic and International segments by:

•	focusing on the expansion of our juvenile product offerings through our SBS, SSBS, BRU Express and Juvenile Expansion store formats;

•	expanding our presence during the holiday season by introducing Pop-up stores in malls and shopping centers;

•

enhancing our product offerings and adding private label and exclusive products to our mix including unique and exceptional items sold through the legendary FAO Schwarz brand, acquired on May 28, 2009;

•	offering great value to customers through a convenient multi-channel (store and Internet) shopping experience;

•	renovating our stores to freshen our stores and enhance the shopping experience and continually reviewing our store portfolio for new store opportunities;

•	reaching customers, through differentiated value propositions, with our expanded portfolio of recently acquired e-commerce brands; and

•

achieving a high degree of customer interaction through our state of the art baby registry in the United States, our world-wide customer loyalty plans and reorganizing our store management teams to improve customer service.

Product Selection and Merchandise

Our product offerings are focused on serving the needs of parents, grandparents and other gift-givers interested in purchasing merchandise in our primary product categories:

•	Core Toy — boys and girls toys, such as dolls and doll accessories, action figures, role play toys and vehicles, games, plush toys and puzzles;

•	Entertainment — video game systems and software, electronics, computer software, DVDs and other related products;

•

Juvenile — our juvenile product selection is focused on serving newborns and children up to four years of age. Consequently, we offer a broad array of products, such as baby gear, infant care products, apparel, commodities, furniture, bedding, room décor and infant toys;

•

Learning — educational electronics and developmental toys, such as our Imaginarium products in the United States and World of Imagination products at our International locations, and pre-school merchandise which includes pre-school learning products, activities and toys; and

•

Seasonal — toys and other products geared toward holidays (including Christmas, Hannukah, Three Kings, Carnival, Easter, Golden Week and Halloween) and summer activities, as well as bikes, sporting goods, play sets and other outdoor products.

We offer a wide selection of popular national toy and juvenile brands including many products that are exclusively offered at, or launched at, our stores. Over the past few years, we have worked with key resources to obtain exclusive products and expand our private label brands enabling us to earn higher margins and offer products that our customers will not find elsewhere. We offer a broad selection of private label merchandise under names such as IMAGINARIUM , ESPECIALLY FOR BABY, BRUIN JUVENILE, KOALA BABY, FAST LANE, YOU & ME, JUST LIKE HOME and FAO SCHWARZ in our stores. We believe these private label brands provide a platform on which we can expand our product offerings in the future and will further differentiate our products and allow us to enhance profitability.

Marketing

We believe that we have achieved our leading market position largely as a result of building a highly recognized brand name and delivering superior service to our customers. We use a variety of broad-based and targeted marketing and advertising strategies to reach consumers. These strategies include mass marketing programs such as direct mail, e-mail marketing, targeted magazine advertisements, catalogs/rotos and other inserts in national or local newspapers, national television and radio broadcasts, targeted door-to-door distribution, direct mailings to loyalty card members and in-store marketing. Our most significant single piece of advertising is the “Big Book” promotional catalog release, which is distributed through direct mail, newspapers and in-stores during the fourth quarter holiday selling season. Through the “Big Book” release we promote deals and discounts on our merchandise.

Our direct marketing program for the specialty juvenile market includes mailings to expecting and new parents. In addition, we offer unique benefits such as loyalty programs to our customers, including the Rewards “R” Us program, which provides customers with a variety of exclusive one-time offers and ongoing benefits, and Geoffrey’s Birthday Club, which provides members with exciting birthday surprises.

Our comprehensive baby registry offered in our stores and on the Internet allows an expectant parent to list desired products and enables gift-givers to tailor purchases to the expectant parent’s specific needs and wishes. Our baby registry also facilitates our direct marketing and customer relationship management initiatives.

The merchandising and marketing teams work closely to present the products in an engaging and innovative manner and we are focused on enhancing our in-store signage, which is carefully coordinated so that it is consistent with the current television, radio and print advertisements. We regularly change our banners and in-store promotions, which are advertised throughout the year, to attract consumers to visit the stores, to generate strong customer frequency and to increase average sales per customer. Our websites are used to support and supplement the promotion of products in “R” Us branded stores.

Management has developed a comprehensive strategy to strengthen its competitive position, deliver profitable growth and maintain liquidity. To increase store traffic, we have expanded our commodities offering in both our segments, and we are continuing to build on the successes of our organic product offering within our Domestic segment. To improve the value offering for our customers, we introduced more opening price point products and private label items and utilized strategies such as loyalty programs.

Customer Service

Compared with multi-line mass merchandisers, we believe we are able to provide superior service to our customers through our highly trained sales force. We train our store associates extensively to deepen their product knowledge and enhance their targeted selling skills in order to improve customer service in our stores. We are continually working to improve the allocation of products within our stores and reduce waiting times at checkout counters. For the added convenience of our customers, we offer a layaway program and some of our stores provide a home delivery program.

In addition to our baby registry, we offer a variety of helpful publications and innovative programs and services for the expectant parent, including frequent in-store product demonstrations.

We have taken a leadership position on safety. We believe that we have put in place industry-leading product safety standards that meet or exceed U.S. federally mandated and/or global regulatory requirements in the countries in which we operate. In addition, through our dedicated safety microsite, safety boards in stores, e-mail blasts and partnerships with noted safety experts and organizations, we provide resources that are used by parents, grandparents and childcare providers to ensure they have the most up-to-date information on product safety and recalls.

Community Service

We are proud to have a long tradition at Toys “R” Us of supporting numerous children’s charities. The Toys “R” Us Children’s Fund and Toys “R” Us, Inc. have contributed millions of dollars to charities that help keep children safe and help them in times of need. We actively support charities such as the Marine Toys For Tots Foundation, Autism Speaks and Save the Children, among others. Each year the Company also produces a special toy selection guide for differently-abled children. The Company encourages its employees to become active in charitable endeavors by matching contributions they make to charities of their choice. The Company also manages the Geoffrey Fund, a non-profit organization. The Geoffrey Fund’s sole purpose is to provide assistance to employees affected by natural and personal disasters and relies on donations from employees and funds from the Company to carry out its mission.

Market and Competition

The U.S. retail toy, specialty juvenile and electronics markets are estimated to have totaled approximately $61 billion in sales in 2009, with approximately $21 billion in sales driven by traditional toys, approximately $20 billion driven by juvenile products and approximately $20 billion driven by video game products. In these markets, we compete with mass merchandisers, such as Wal-Mart, Target and Kmart; consumer electronics retailers, such as Best Buy and GameStop; Internet and catalog businesses; national and regional specialty, department and discount store chains; as well as local retailers in the geographic areas we serve. Our baby registry competes with baby registries of mass merchandisers and other specialty format and regional retailers.

In the International toy and electronics markets, we compete with mass merchandisers and discounters such as Argos, Carrefour, Auchan, El Corte Ingles, Wal-Mart, Zellers, Yamada Dinky, Yodobashi and Bic Camera. These competitors aggressively price items in the traditional toy and electronic product categories with larger dedicated selling space during the holiday season in order to build traffic for other store departments.

We believe the principal competitive factors in the toy, specialty juvenile and video game products markets are product variety, quality, safety, availability, price, advertising and promotion, convenience or store location and customer support and service. We believe we are able to compete by providing a broader range of merchandise, maintaining in-stock positions, as well as convenient locations, superior customer service and competitive pricing.

Seasonality

Our global business is highly seasonal with sales and earnings highest in the fourth quarter due to the fourth quarter holiday selling season. During the last three fiscal years, more than 39% of the Net sales and a substantial portion of the operating earnings and cash flows from operations were generated in the fourth quarter. We seek to continuously improve our ability to manage the numerous demands of a highly seasonal business, from the areas of products sourcing and distribution, to the challenges of delivering high sales volumes and excellent customer service during peak business periods. We believe that the special capabilities we have developed over the years in this area are another factor which favorably differentiates us from our competition.

License Agreements

We have license agreements with unaffiliated third party operators located outside the United States. The agreements are largely structured with royalty income paid as a percentage of sales for the use of the Toys “R” Us trademark, trade name and branding. While this business format remains a small piece of our overall International business operations, we continue to look for opportunities for market expansion. Our preferred approach is to open stores in our successful wholly-owned format, but we may choose partnerships or licensed arrangements where we believe business climate and risks may dictate.

Geographic Distribution of Domestic Stores

The following table sets forth the location of our Domestic stores as of January 30, 2010:

Location	Number of Stores
Alabama	9
Alaska	1
Arizona	15
Arkansas	5
California	106
Colorado	10
Connecticut	14
Delaware	3
Florida	57
Georgia	28
Hawaii	2
Idaho	3
Illinois	38
Indiana	17
Iowa	7
Kansas	6
Kentucky	10
Louisiana	10
Maine	3
Maryland	19
Massachusetts	20
Michigan	32
Minnesota	11
Mississippi	5
Missouri	16
Montana	1
Nebraska	4
Nevada	9
New Hampshire	7
New Jersey	41
New Mexico	3
New York	56
North Carolina	21
North Dakota	1
Ohio	37
Oklahoma	7
Oregon	8
Pennsylvania	45
Rhode Island	2
South Carolina	10
South Dakota	2
Tennessee	17
Texas	60
Utah	8
Vermont	1
Virginia	27
Washington	16
West Virginia	4
Wisconsin	11
Puerto Rico	4

Total (1)	849

(1)

Overall store count does not include 29 Pop-up stores that remained open as of January 30, 2010 due to the temporary nature of these locations. At the peak of this initiative, there were 89 Pop-up stores open Domestically. Certain Pop-up stores may remain in operation and become permanent locations.

Geographic Distribution of International Stores

The following table sets forth the location of our International owned, licensed and franchised stores as of January 30, 2010:

Location		Number of Stores
	Australia	35
	Austria	14
*	Bahrain	1
	Canada	69
*	China	15
*	Denmark	13
*	Egypt	4
*	Finland	4
	France	39
	Germany	57
*	Hong Kong	11
*	Iceland	3
*	Israel	27
	Japan	167
*	Korea	5
*	Kuwait	1
*	Macau	1
*	Malaysia	15
*	Norway	8
*	Oman	1
*	Philippines	8
	Portugal	8
*	Qatar	1
*	Saudi Arabia	10
*	Singapore	6
*	South Africa	24
	Spain	44
*	Sweden	15
	Switzerland	6
*	Taiwan	16
*	Thailand	8
*	United Arab Emirates	6
	United Kingdom	75

	Total (1)	717

*	Franchised or licensed
(1)

Overall store count does not include 1 Pop-up store that remained open as of January 30, 2010 due to the temporary nature of these locations. At the peak of this initiative, there were 2 Pop-up stores open Internationally. Certain Pop-up stores may remain in operation and become permanent locations.

Employees

As of January 30, 2010, we employed approximately 68,000 full-time and part-time individuals worldwide. Due to the seasonality of our business, we employed approximately 114,000 full-time and part-time employees during the fiscal 2009 holiday season. We consider the relationships with our employees to be positive. We believe that the benefits offered to our employees are competitive in relation to those offered by other companies in the retail sector.

Distribution Centers

We operate 18 distribution centers including 9 that support our Domestic retail stores and 9 that support our International “R” Us branded stores (excluding licensed and franchised operations). These distribution centers employ warehouse management systems and material handling equipment that help to minimize overall inventory levels and distribution costs. We believe the flexibility afforded by our warehouse/distribution system and by our operation of the fleet of trucks used to distribute merchandise provide us with operating efficiencies and the ability to maintain a superior in-stock inventory position at our stores. We continuously seek to improve our supply chain management, optimize our inventory assortment and upgrade our automated replenishment system to improve inventory turnover.

To support delivery of products sold through our websites, we have a multi-year agreement with Exel, Inc., a leading North American contract logistics provider, who provides warehousing and fulfillment services for our Internet operations in the United States. We utilize various third party providers who furnish similar services in our international markets.

Vendor Service

We procure the merchandise that we offer to our customers from a wide variety of domestic and international vendors. We have approximately 3,700 active vendor relationships. For fiscal 2009, our top 20 vendors worldwide, based on our purchase volume in U.S. dollars, represented approximately 41% of the total products we purchased.

We provide a number of valuable services to our vendors including the ability for them to obtain global trend information associated with their products. Our year-round commitment to selling toy, electronic and juvenile products, as well as our merchandising expertise, gives vendors a meaningful opportunity to display new merchandise and reach consumers throughout the year. In addition, we are able to provide our vendors with a wide variety of data on sales trends and marketing guidance and support, as well as early feedback on their product development initiatives through the depth and longevity of our experienced merchandising team.

Financial Information About Our Segments

Financial information about our segments and our operations in different geographical areas for the last three fiscal years is set forth in Note 12 to the Consolidated Financial Statements entitled “SEGMENTS.”

Trademarks and Licensing

“TOYS “R” US®”, “BABIES “R” US®”, “IMAGINARIUM®”, “GEOFFREY®”, “KOALA BABY®”, “ANIMAL ALLEY®”, “FAST LANE®”, “DREAM DAZZLERS®”, “ESPECIALLY FOR BABY® ”, “YOU AND ME®”, the reverse “R” monogram logo and the Geoffrey character logo, as well as variations of our family of “R” Us marks, either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many other countries. These trademarks are material to our business operations. We believe that our rights to these properties are adequately protected. In addition, during fiscal 2009, we purchased the U.S. trademarks associated with eToys.com, babyuniverse.com, ePregnancy.com, KB Toys and certain trademark rights in other countries. In May 2009, we acquired the exclusive right and license to use the FAO SCHWARZ trademarks.

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

Our website contains the Toys “R” Us, Inc. Chief Executive Officer and Senior Financial Officers Code of Ethics (“CEO and Senior Financial Officers Code”). Any waivers from the CEO and Senior Financial Officers Code that apply to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, or persons performing similar functions, will be promptly disclosed on the Company’s website. These materials are also available in print, free of charge, to any investor who requests them by writing to: Toys “R” Us, Inc., One Geoffrey Way, Wayne, New Jersey 07470, Attention: Investor Relations.

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

Investors should carefully consider the risks described below together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be less significant than the following risk factors, may also adversely affect our business and operations. If any of the following risks actually occur, our business, financial condition, cash flows or results of operations could be materially adversely affected.

Risks Associated with Our Business

Our business is highly seasonal, and our financial performance depends on the results of the fourth quarter of each fiscal year.

Our business is highly seasonal with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 39% of our Net sales from our worldwide business and a substantial portion of our operating earnings and cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the fourth quarter holiday selling season. If we achieve less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, we may not be able to compensate sufficiently for the lower sales, operating earnings or cash flows from operating activities during the first three quarters of the fiscal year. Our results in any given period may be affected by dates on which important holidays fall and the shopping patterns relating to those holidays. Additionally, the Company’s operating results could be negatively impacted by inclement weather. Frequent or unusually heavy snow, ice or rain storms, hurricanes, floods, earthquakes, tornados or extended periods of unseasonable temperatures could adversely affect the Company’s performance.

Our industry is highly competitive and competitive conditions may adversely affect our revenues and overall profitability.

The retail industry is highly and increasingly competitive and our results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, additional competitor store openings and other factors. We compete with discount and mass merchandisers, electronic retailers, national and regional specialty chains, as well as local retailers in the geographic areas we serve. We also compete with national and local discount stores, department stores, supermarkets and warehouse clubs, as well as Internet and catalog businesses. Competition is principally based on product variety, quality, availability, price, convenience or store location, advertising and promotion, customer support and service. Some of our competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.

Most of the merchandise we sell is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to build traffic for other store departments. Our business is vulnerable to demand and pricing shifts and to less than optimal selection in products such as apparel due to changes in consumer preferences. Competition in the video game market has increased in recent years as mass merchandisers have expanded their offerings in this market.

The baby registry market is highly competitive, with competition based on convenience, quality and selection of merchandise offerings and functionality. Our baby registry primarily competes with the baby registries of mass merchandisers, such as Wal-Mart and Target, and other specialty format and regional retailers. Some of our competitors have been aggressively advertising and marketing their baby registries through national television and magazine campaigns. Within the past few years, the number of multiple registries and online registries has steadily increased. These trends present consumers with more choices for their baby registry needs, and as a result, increase competition for our baby registry.

If we fail to compete successfully, we could face lower sales and may decide or be compelled to offer greater discounts to our customers, which could result in decreased profitability.

Our sales may be adversely affected by changes in economic factors and changes in consumer spending patterns.

Many economic and other factors outside our control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels and inflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or an uncertain economic outlook adversely affects consumer spending habits and results in lower levels of economic activity. The domestic and international political situation also affects consumer confidence. Any of these events and factors could cause consumers to curtail spending and could have a negative impact on our financial performance and position in future fiscal periods.

Since fiscal 2008, there has been a deterioration in the global financial markets and economic environment, which has negatively impacted consumer spending. In response, we have taken steps to increase opportunities to drive profitable sales and to curtail capital spending and operating expenses wherever prudent. If these adverse trends in economic conditions worsen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there would be a negative impact on our financial performance and position in future fiscal periods.

Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing.

We have significant liquidity and capital requirements. Among other things, the seasonality of our businesses requires us to purchase merchandise well in advance of the fourth quarter holiday selling season. We depend on our ability to generate cash flows from operating activities, as well as on borrowings under our revolving credit facilities and our credit lines, to finance the carrying costs of this inventory, to pay for capital expenditures and to maintain operations. For fiscal 2009, peak borrowings under these facilities and credit lines were $784 million as we purchased merchandise for the fourth quarter holiday selling season. If our lenders are unable to fund borrowings under their credit commitments it could have a significant negative effect on our business.

Moody’s assigns Toys “R” Us a corporate rating of B2 with a positive outlook, while Standard & Poor’s assigns a corporate credit rating of B with a stable outlook. Any adverse change to our credit ratings could negatively impact our ability to refinance our debt on satisfactory terms and could have the effect of increasing our financing costs. While we believe we currently have adequate sources of funds to provide for our ongoing operations and capital requirements for the next 12 months, any inability to have future access to financing, when needed, would have a negative effect on our business.

We may not retain or attract customers if we fail to successfully implement our strategic initiatives.

We continue to implement a series of customer-oriented strategic programs designed to differentiate and strengthen our core merchandise content and service levels and to expand and enhance our merchandise offerings. We seek to improve the effectiveness of our marketing and advertising programs for our “R” Us stores. The success of these and other initiatives will depend on various factors, including the implementation of our growth strategy, the appeal of our store formats, our ability to offer new products to customers, our financial condition, our ability to respond to changing consumer preferences and competitive and economic conditions. We continuously endeavor to minimize our operating expenses, without adversely affecting the profitability of the business. If we fail to implement successfully some or all of our strategic initiatives, we may be unable to retain or attract customers, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.

Our sales may be adversely affected if we fail to respond to changes in consumer preferences in a timely manner.

Our financial performance depends on our ability to identify, originate and define product trends, as well as to anticipate, gauge and react to changing consumer preferences in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our business fluctuates according to changes in consumer preferences dictated in part by fashion trends, perceived value and season. These fluctuations affect the merchandise in stock since purchase orders are written well in advance of the holiday season and, at times, before fashion trends and high-demand brands are evidenced by consumer purchases. If we misjudge the market for our products, we may be faced with significant excess inventories for some products resulting in an increase in obsolete inventory and missed opportunities for other products resulting in a loss of potential revenues.

Sales of video games and video game systems tend to be cyclical and may result in fluctuations in our results of operations.

Sales of video games and video game systems, which have tended to account for 10% to 15% of our annual Net sales, have been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game systems, sales of these systems and related software and accessories generally increase due to initial demand, while sales of older systems and related products generally decrease. If video game system manufacturers fail to develop new hardware systems, our sales of video game products could decline, which would negatively impact our financial performance.

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

We have approximately 3,700 active vendor relationships through which we procure the merchandise that we offer to our guests. For fiscal 2009, our top 20 vendors worldwide, based on our purchase volume in U.S. dollars, represented approximately 41% of the total products we purchased. Our inability to acquire suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on our business and operating results because we would be missing products that we felt were important to our assortment, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.

In addition, our vendors are subject to certain risks, including labor disputes, union organizing activities, financial liquidity, product merchantability, inclement weather, natural disasters and general economic and political conditions, that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices and payment terms that are commercially acceptable.

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

A significant portion of products we sell are manufactured outside of the United States, primarily in Asia. As a result, any event causing a disruption of imports, including safety issues on materials, the imposition of import restrictions or trade restrictions in the form of tariffs, “anti-dumping” duties, port security or other events that could slow port activities, acts of war, terrorism or diseases, could increase the cost and reduce the supply of products available to us, which could, in turn, negatively affect our sales and profitability. In addition, port-labor issues, rail congestion and trucking shortages can have an impact on all direct importers. Although we attempt to anticipate and manage such situations, both our sales and profitability could be adversely impacted by any such developments in the future.

Product safety issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.

The products we sell in our stores are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities. Such products could be subject to recalls and other actions by these authorities. Product safety concerns may require us to voluntarily remove selected products from our stores. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, which could have a material adverse effect on our financial condition.

Geo-political factors could negatively affect our business.

We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

•	economic downturns;

•	currency exchange rate and interest rate fluctuations;

•	changes in governmental policy, including, among others, those relating to taxation or safety regulations;

•	international military, political, diplomatic and terrorist incidents;

•	government instability;

•	nationalization of assets;

•	tariffs and governmental trade policies; and

•	threats to local or global public health.

We cannot ensure that one or more of these factors will not negatively affect our business and financial performance.

The success of our online business depends on our ability to provide quality service to our Internet customers.

Our Internet operations are subject to a number of risks and uncertainties which are beyond our control, including the following:

•	changes in consumer willingness to purchase goods via the Internet;

•	increases in software filters that may inhibit our ability to market our products through e-mail messages to our customers and increases in consumer privacy concerns relating to the Internet;

•	changes in applicable federal and state regulation, such as the Federal Trade Commission Act, the Children’s Online Privacy Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act;

•	breaches of Internet security;

•	failure of our Internet service providers to perform their services properly and in a timely and efficient manner;

•	failures in our Internet infrastructure or the failure of systems or third parties, such as telephone or electric power service, resulting in website downtime or other problems;

•	failure by us to process online customer orders properly and on time, which may negatively impact future online and in-store purchases by such customers; and

•	failure by our service provider to provide warehousing and fulfillment services, which may negatively impact future online and in-store purchases by such customers.

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

We depend upon our information technology systems in the conduct of our operations. If our information technology systems fail to perform as anticipated, we could experience difficulties in replenishing inventories or in delivering our products to store locations in response to consumer demands. Any of these or other systems-related problems could, in turn, adversely affect our sales and profitability.

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

We currently lease approximately 70% of our domestic and international store locations. Most of our current leases provide for our unilateral option to renew for several additional rental periods at specific rental rates. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional store locations could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.

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

We are subject to numerous regulatory and legal requirements. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission. In addition, our business activities require us to comply with complex regulatory and legal issues on a local, national and worldwide basis. Failure to comply with such laws and regulations could adversely affect our operations and financial results, involve significant expense and divert management’s attention and resources from other matters, which in turn could harm our business. For additional information relating to legal proceedings see Item 3 entitled “LEGAL PROCEEDINGS.”

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

Changes to existing accounting rules or regulations may impact our future results of operations. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations could adversely affect our results of operations and financial position.

Our total assets include goodwill and substantial amounts of property and equipment. Changes to estimates or projections related to such assets, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

Our total assets include substantial amounts of property, equipment and goodwill. We make certain estimates and projections in connection with impairment analyses for these assets, in accordance with “FASB Accounting Standards Codification” (“Codification” or “ASC”) Topic 360 (“ASC 360”), formerly Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and ASC Topic 350 (“ASC 350”), formerly SFAS No. 142, “Goodwill and Other Intangible Assets”. We also review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360 or ASC 350. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations would be adversely affected.

The Sponsors control us and may have conflicts of interest with us in the future.

Investment funds or groups advised by or affiliated with the Sponsors currently control us through their ownership of 98.1% of our voting common stock. As a result, the Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. In addition, the Sponsors may have an interest in pursuing dispositions, acquisitions, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to us as a company.

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

The Sponsors are also in the business of making investments for their own accounts in companies, and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsors own a significant amount of the outstanding shares of our common stock, the Sponsors will continue to be able to influence or effectively control our decisions.

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the various debt instruments.

We are highly leveraged. As of January 30, 2010, our total indebtedness was $5,196 million, of which $2,588 million was secured indebtedness and $1,964 million of which matures before the end of fiscal 2012. As of January 30, 2010, we had no borrowings under our secured revolving credit facilities and our unsecured credit lines. Our substantial indebtedness could have significant consequences, including, among others, the following:

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

•

increasing the difficulty for us to make scheduled payments on our outstanding debt, as our business may not be able to generate sufficient cash flows from operating activities to meet our debt service obligations;

•	exposing us to the risk of increased interest expense due to changes in borrowing spreads and short-term interest rates;

•	causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements and general, corporate or other purposes; and

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

If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions, or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due. If we were unable to repay amounts when due, the lenders could proceed against the collateral granted to them to secure that indebtedness.

Our debt agreements contain covenants that limit our flexibility in operating our business.

Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. As specified in certain of our subsidiaries’ debt agreements, there are restrictions on our ability to obtain funds from our subsidiaries through dividends, loans or advances. The agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions, and may adversely affect our ability to operate our business. Among other things, these covenants limit our and our subsidiaries’ ability to:

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

A breach of any of these covenants could result in default under one or more of our debt agreements, which could prompt the lenders to declare all amounts outstanding under the debt agreements to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the debt agreements accelerate the repayment of borrowings, we cannot ensure that we will have sufficient assets and funds to repay the borrowings under our debt agreements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following summarizes our worldwide operating stores and distribution centers as of January 30, 2010 (excluding licensed and franchised operations in our International segment):

	Owned	Ground Leased (1)	Leased (2)	Total
Stores:
Domestic	300	231	318	849
International	79	26	409	514

	379	257	727	1,363
Distribution Centers:
Domestic	7	—	2	9
International	5	—	4	9

	12	—	6	18

Total Operating Stores and Distribution Centers	391	257	733	1,381

(1)	Owned buildings on leased land.
(2)

Does not include 29 Pop-up stores Domestically and 1 Pop-up store Internationally that remained open as of January 30, 2010 due to the temporary nature of these locations. At the peak of this initiative, there were 89 Domestic and 2 International Pop-up stores open. Certain Pop-up stores may remain in operation and become permanent locations.

We also maintain former stores that are no longer part of our operations. Approximately half of these surplus facilities are owned and the remaining locations are leased. We have tenants in more than half of these facilities, and we continue to market those facilities without tenants for disposition. The net costs associated with these facilities are reflected in our Consolidated Financial Statements, but the number of surplus facilities is not included above.

Portions of our debt are secured by direct and indirect interests in certain of our properties. See Note 2 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for further details.

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

On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two Internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third Internet retailer filed a similar action and another class action was commenced making similar allegations involving most of the same Defendants. We intend to vigorously defend all of these cases. Related to those cases, the Federal Trade Commission ("FTC") notified the Company in April 2009 that the FTC had opened an investigation to confirm the Company's compliance with a 1998 FTC Final Order that prohibits the Company from, among other things, influencing its suppliers to limit sales of products to other retailers, including price club warehouses. The Company believes it has complied with the FTC Final Order and is cooperating with the FTC.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock, $0.001 par value (“Common Stock”) are privately held by our Sponsors, our officers and a private investor and there is no established public trading market for our Common Stock. As of January 30, 2010, there were approximately 75 holders of our Common Stock. During fiscals 2009, 2008 and 2007, no dividends were paid out to shareholders. See Note 2 to our Consolidated Financial Statements entitled “LONG-TERM DEBT” for a discussion of our debt agreements which restrict our ability to obtain funds from certain of our subsidiaries through dividends, loans or advances.

On June 30, 2009 and October 30, 2009, we sold to certain officers, pursuant to the Amended and Restated Toys “R” Us, Inc. Management Equity Plan, 65,926 and 8,214 shares of our Common Stock, respectively, for a per share purchase price of $27.00 and $28.00, respectively. In connection with these sales, we issued options to purchase up to 355,815 and 50,256 shares, respectively, of our Common Stock. All sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Years Ended
(In millions, except number of stores)	January 30, 2010		January 31, 2009		February 2, 2008	February 3, 2007	January 28, 2006

Operations
Net sales	$13,568		$13,724		$13,794	$13,050	$11,333	(1)
Net earnings (loss) (2)(3)	304	(4)	211	(5)	155	108	(384	)(6)
Net earnings (loss) attributable to Toys “R” Us, Inc. (2)(3)	312	(4)	218	(5)	153	109	(384	)(6)

Financial Position at Year End
Working capital	$619		$617		$685	$347	$348
Property and equipment, net	4,084		4,187		4,385	4,333	4,175
Total assets	8,577		8,411		8,952	8,295	7,863
Long-term debt (7)	5,034	(8)	5,447		5,824	5,722	5,540
Total stockholders’ equity (deficit) (9)	117		(152)		(235)	(540)	(723)
Common shares outstanding (10)	49		49		49	49	49

Number of Stores at Year End
Domestic	849		846		845	837	901
International - Wholly-Owned	514		504		504	488	468
International - Licensed and Franchised	203		209		211	190	173

Total Stores (11)	1,566		1,559		1,560	1,515	1,542

(1)	Toys – Japan was consolidated beginning in fiscal 2006. Toys – Japan Net sales of $1.6 billion for fiscal 2005 were not included in our Net sales.
(2)	Includes the impact of restructuring and other charges. See Note 10 to our Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES” for further information.
(3)

Includes $20 million, $78 million, $17 million and $15 million of pre-tax gift card breakage income in fiscals 2009, 2008, 2007 and 2006, respectively. Also includes $11 million and $12 million of pre-tax gift card dormancy income in fiscals 2006 and 2005, respectively. See Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Includes the pre-tax impact of net gains on sales of properties of $6 million, $5 million, $33 million, $110 million and a loss of $3 million in fiscals 2009, 2008, 2007, 2006 and 2005, respectively. See Note 5 to our Consolidated Financial Statements entitled “PROPERTY AND EQUIPMENT” for further details.

Includes pre-tax impairment losses on long-lived assets of $7 million, $33 million, $13 million, $5 million and $22 million in fiscals 2009, 2008, 2007, 2006 and 2005. See Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

(4)

Includes a $51 million pre-tax gain related to the litigation settlement with Amazon. See Note 15 to our Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details.

(5)

Includes a $39 million pre-tax gain related to the substantial liquidation of the operations of TRU (HK) Limited, our wholly-owned subsidiary. See Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

(6)	Includes $410 million of transaction and related costs and $22 million of contract settlement and other fees related to the Merger.
(7)	Excludes current portion of long-term debt.
(8)

Includes the impact of the issuance of $950 million and $725 million of debt on July 9, 2009 and November 20, 2009, respectively, the proceeds from which were used, together with other funds, to repay the outstanding loan balance of $1,267 million and $800 million plus accrued interest and fees. See Note 2 to our Consolidated Financial Statements entitled “LONG-TERM DEBT” for further details.

(9)

On February 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” which is now codified under ASC Topic 810 (“ASC 810”). ASC 810 requires a company to clearly identify and present ownership interest in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. Therefore, we have included our noncontrolling interest in Toys – Japan within the Total stockholders’ equity (deficit) line item.

(10)

Pursuant to the reorganization on June 10, 2008, our 1,000 shares, $0.01 par value, were exchanged for 48,955,808 shares, $0.001 par value. The reorganization has been reflected in common shares outstanding as if it had occurred as of the earliest period presented. See Note 20 to our Consolidated Financial Statements entitled “REORGANIZATION” for further details.

(11)

Does not include 29 Domestic and 1 International Pop-up store locations that remained open as of January 30, 2010 due to the temporary nature of these locations. At the peak of this initiative, there were 89 Domestic and 2 International Pop-up stores open. Certain Pop-up stores may remain in operation and become permanent locations.

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

EXECUTIVE OVERVIEW provides an overview of our business.

RESULTS OF OPERATIONS provides an analysis of our financial performance and of our consolidated and segment results of operations for fiscal 2009 compared to fiscal 2008 and fiscal 2008 compared to fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our financing, capital expenditures, cash flows and contractual obligations.

CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2009. This section also refers to Note 21 to our Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for accounting standards which we have not yet been required to implement and may be applicable to our future operations.

EXECUTIVE OVERVIEW

Our Business

We are the leading global specialty retailer of toys and juvenile products, and the only specialty toy and juvenile products retailer that operates on a national scale in the United States. We sell a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through our retail locations and the Internet. Our brand names are highly recognized in North America, Europe and Asia, and our expertise in the specialty toy and juvenile retail space, our broad range of product offerings, our substantial scale and geographic footprint and our strong vendor relationships account for our market-leading position and distinguish us from the competition. As of January 30, 2010, we operated 849 stores in 49 states in the United States and Puerto Rico, and owned, licensed or franchised 717 retail stores in 33 countries outside the United States. During the fiscal year ended January 30, 2010, we had Net sales of $13.6 billion.

Recognizing the numerous potential synergies between our toy and specialty juvenile products businesses over the last several years, we have begun to implement a strategy of creating an integrated “one-stop shopping” environment for our guests, combining the best of our toy and entertainment offerings with our specialty juvenile products, all under one roof (formats which we call SBS and SSBS). SBS stores are typically former single-format Toys “R” Us stores between 40,000 and 50,000 square feet which have been converted to a combination Toys “R” Us and Babies “R” Us store format, often with dual entrances. SSBS stores are conceptually similar to SBS stores, except they are typically newly-constructed facilities with store footprints in the 60,000 to 70,000 square foot range. In connection with our integrated strategy, we continue to increase the number of SBS and SSBS stores both domestically and internationally. Since implementing the integrated store format over three years ago, we have converted 129 existing stores into SBS store formats and have constructed 38 new SBS and SSBS stores. We expect that our integrated store formats will be our dominant focus going forward.

In addition to our SBS and SSBS store formats, we continue to enhance our integrated strategy within our existing traditional toy stores with our BRU Express and Juvenile Expansion formats which devote additional square footage to our juvenile products within our traditional Toys “R” Us stores. Since implementing this integrated store format, we have augmented 79 existing Toys “R” Us stores with our BRU Express and Juvenile Expansion formats.

During our prime selling season in fiscal 2009, we opened 91 Pop-up stores globally in malls and other shopping centers, and introduced Toys “R” Us Holiday Express shops in all of our specialty juvenile stores. These locations typically range in size from approximately 3,000 square feet to 5,000 square feet. Pop-up stores are temporary locations typically open for a duration of less than one year and are not included in our overall store count. As of January 30, 2010, 30 Pop-up stores remained open. Certain Pop-up stores may remain in operation and become permanent locations.

As of the end of fiscal 2009, we operated all of the “R” Us branded retail stores in the United States and Puerto Rico and approximately 72% of the 717 “R” Us branded retail stores internationally. The balance of the “R” Us branded retail stores outside the United States are operated by licensees and franchisees. These licensees and franchisees did not have a material impact on our Net sales. During fiscal 2009, the Company acquired certain business assets of FAO Schwarz, and began selling merchandise through our FAO Schwarz retail store in New York City. We also sell merchandise through our Internet sites in the United States at Toysrus.com and Babiesrus.com, as well as through other Internet sites internationally. In addition, commencing in fiscal 2009, we sell merchandise through our newly acquired eToys.com, FAO.com and babyuniverse.com Internet sites.

As of January 30, 2010, we operated 1,566 retail stores and 30 Pop-up stores worldwide in the following formats:

•

141 SBS stores, which typically range in size from 40,000 to 50,000 square feet and devote approximately 30,000 square feet to traditional toy products and 15,000 square feet to specialty juvenile products;

•

26 SSBS stores, which typically range from 60,000 to 70,000 square feet by combining a traditional toy store of approximately 34,000 square feet with a specialty juvenile store of approximately 30,000 square feet;

•

1,114 traditional toy stores, which typically range in size from 30,000 to 50,000 square feet and devote approximately 5,500 square feet to boutique areas for specialty juvenile products (BRU Express and Juvenile Expansion formats devote approximately an additional 4,500 square feet and 1,000 square feet, respectively, for juvenile products);

•	282 specialty juvenile stores, which typically range from 30,000 to 45,000 square feet and devote approximately 2,000 to 5,000 square feet to specialty name brand and private label clothing;

•	3 flagship store locations (the Toys “R” Us store in Times Square, the FAO Schwarz store on 5th Avenue and the Babies “R” Us store in Union Square – all in New York City); and

•	Pop-up stores in smaller formats which typically range from 3,000 to 5,000 square feet.

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

Our Business Segments

Our business has two reportable segments: Domestic and International. The following is a brief description of our segments:

•

Domestic — Our Domestic segment sells a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through 849 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales are derived from 496 traditional toy stores (including 77 BRU Express and Juvenile Expansion formats), 260 specialty juvenile stores, 64 SBS stores, 26 SSBS stores and our 3 flagship stores in New York City. Additionally, we also generate sales through our Pop-up store locations. On average, our stores offer approximately 10,000 active items year-round. Based on sales, we are the largest specialty retailer of toys in the United States and Puerto Rico as well as the only specialty juvenile retailer that operates on a national scale in the United States. Domestic Net sales were $8.3 billion for the fiscal year ended January 30, 2010, which accounts for 61% of our consolidated Net sales.

•

International — Our International segment sells a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through 717 owned, licensed or franchised stores that operate in 33 countries and through the Internet. Net sales (including fees received from licensed or franchised stores) in our International segment are derived from 618 traditional toy stores (including 2 BRU Express formats), as well as 77 SBS stores and 22 specialty juvenile stores. Our wholly-owned operations are in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland and the United Kingdom. We also consolidate the results of Toys – Japan of which we owned approximately 91% at January 30, 2010. On average, our stores offer approximately 8,500 active items year-round. International Net sales were $5.3 billion for the fiscal year ended January 30, 2010, which accounts for 39% of our consolidated Net sales.

In order to properly judge our business performance, it is necessary to be aware of the following challenges and risks:

•

Seasonality — Our business is highly seasonal with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 39% of the Net sales from our worldwide business and a substantial portion of the operating earnings and cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the fourth quarter holiday selling season.

•

Spending patterns and product migration — Many economic and other factors outside our control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels and inflation, as well as the availability of consumer credit, affect consumer spending habits. Since fiscal 2008, there has been a deterioration in the global financial markets and economic environment, which has negatively impacted consumer spending. In response, we have taken steps to increase opportunities to drive profitable sales and to curtail capital spending and operating expenses wherever prudent. If these adverse trends in economic conditions worsen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there would be a negative impact on our financial performance and position in future fiscal periods.

•

Increased competition — Our businesses operate in a highly competitive retail market. We compete on the basis of product variety, quality, safety, availability, price, advertising and promotion, convenience or store location and customer service. We face strong competition from discount and mass merchandisers, national and regional chains and department stores, local retailers in the market areas we serve and Internet and catalog businesses. Price competition in our retailing business continued to be intense during the 2009 fourth quarter holiday season.

•

Video games and video game systems — Video games and video game systems represent a significant portion of our entertainment category. Video games and video game systems have tended to account for 10% to 15% of our annual Net sales. The video game market remains competitive with significant competition from Wal-Mart, Amazon, Target, Kmart, Best Buy and GameStop. Due to the intensified competition as well as the maturation of this category, sales of video games and video game systems will periodically experience volatility that may impact our financial performance.

RESULTS OF OPERATIONS

Financial Performance

As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for fiscals 2009, 2008 and 2007:

	Fiscal Years Ended
($ In millions)	2009	2008	2007
Net sales	$13,568	$13,724	$13,794
Gross margin as a percentage of Net sales	35.2%	34.6%	34.8%
Selling, general and administrative expenses as a percentage of Net sales	27.5%	28.1%	27.6%
Net earnings attributable to Toys “R” Us, Inc.	$312	$218	$153

Net sales for fiscal 2009 decreased by $156 million primarily as a result of decreased comparable store net sales across both of our segments driven by a slowdown in demand for certain video game systems and related accessories, as well as a lower average transaction amount at both of our segments and a decrease in the number of transactions at our International segment. Partially offsetting this decrease was the positive impact of stores that were recently opened or converted to our SBS and SSBS store formats.

Gross margin as a percentage of Net sales for fiscal 2009 increased primarily as a result of improvements in sales mix away from lower margin products. Partially offsetting this increase were increased sales of lower margin commodities within the juvenile category at our Domestic segment.

Selling, general and administrative expenses (“SG&A”) as a percentage of Net sales for fiscal 2009 decreased primarily as a result of strong initiatives to reduce overall operating expenses. This includes decreases in advertising and promotional expenses, travel and transportation costs, store labor and other compensation expenses and professional fees. Additionally, SG&A decreased by $14 million at our International segment due to the contract termination fee paid by the Company in fiscal 2008 related to the settlement between Toys – Japan and McDonald’s Japan.

Net earnings attributable to Toys “R” Us, Inc. for fiscal 2009 increased primarily due to a reduction in SG&A and an increase in Gross margin, partially offset by an increase in net interest expense and Income tax expense.

Comparable Store Net Sales

We include, in computing comparable store net sales, stores that have been open for at least 56 weeks (1 year and 4 weeks) from their “soft” opening date. A soft opening is typically two weeks prior to the grand opening.

Comparable stores generally include the following:

•	stores that have been remodeled while remaining open;

•	stores that have been relocated and/or expanded to new buildings within the same trade area, in which the new store opens at about the same time as the old store closes;

•	stores that have expanded within their current locations; and

•	sales from our Internet businesses.

By measuring the year-over-year sales of merchandise in the stores that have been open for a full comparable 56 weeks or more, we can better gauge how the core store base is performing since it excludes store openings and closings.

Various factors affect comparable store net sales, including the number of stores we open or close, the number of transactions, the average transaction amount, the general retail sales environment, current local and global economic conditions, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, the timing of the release of new merchandise and our promotional events, the success of marketing programs and the cannibalization of existing store net sales by new stores. Among other things, weather conditions can affect comparable store net sales because inclement weather may discourage travel or require temporary store closures, thereby reducing customer traffic. These factors have caused our comparable store net sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store net sales will continue to fluctuate in the future.

The following table discloses our comparable store net sales for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008:

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008

Domestic	(3.0)%	(0.1)%	2.7%
International	(2.8)%	(3.4)%	2.9%

Percentage of Net Sales by Product Category

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008

Core Toy	17.0%	16.1%	16.8%
Entertainment	15.5%	18.0%	17.8%
Juvenile	30.8%	31.2%	29.8%
Learning	22.4%	20.6%	21.1%
Seasonal	13.2%	13.0%	13.4%
Other (1)	1.1%	1.1%	1.1%

Total	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

Store Count by Segment

	January 30, 2010	Fiscal 2009				January 31, 2009	Fiscal 2008				February 2, 2008
		Opened		Closed			Opened		Closed
Domestic (1)	849	6		(3)		846	6		(5)		845
International - Wholly-Owned (2)	514	10		—		504	5		(5)		504
International - Licensed and Franchised	203	16	(3)	(22	)(3)	209	36	(3)	(38	)(3)	211

Total (4)	1,566	32		(25)		1,559	47		(48)		1,560

(1)

Store count as of January 30, 2010 included 64 SBS stores, 26 SSBS stores, 13 BRU Express stores and 64 Juvenile Expansions. As of January 31, 2009 store count included 53 SBS stores, 19 SSBS stores, 12 BRU Express stores and 63 Juvenile Expansions. As of February 2, 2008, there were 28 SBS stores, 4 SSBS stores and 4 BRU Express stores.

(2)	Store count includes 77, 66 and 31 SBS stores as of January 30, 2010, January 31, 2009 and February 2, 2008, respectively. As of January 30, 2010, there were 2 BRU Express stores.
(3)

Closed stores in fiscal 2009 include the closure of 17 stores in the Netherlands due to the expiration of our franchise agreement in the Netherlands. Opened stores include new franchised stores primarily in China and Israel. Closed stores in fiscal 2008 include the closure of 35 stores related to the termination of our franchise agreement in Turkey. Opened stores include new franchised stores primarily in China, Malaysia and South Africa.

(4)

Does not include 29 Pop-up stores Domestically and 1 Internationally that remained open as of January 30, 2010 due to the temporary nature of these locations. At the peak of this initiative, there were 89 Domestic and 2 International Pop-up stores open. Certain Pop-up stores may remain in operation and become permanent locations.

Fiscal 2009 Compared to Fiscal 2008

Net Earnings Attributable to Toys “R” Us, Inc.

(In millions)	Fiscal 2009	Fiscal 2008	Change
Net earnings attributable to Toys “R” Us, Inc.	$312	$218	$94

We generated Net earnings attributable to Toys “R” Us, Inc. of $312 million in fiscal 2009 compared to $218 million in fiscal 2008. The increase in Net earnings attributable to Toys “R” Us, Inc. was primarily due to a reduction in SG&A of $126 million resulting primarily from initiatives to reduce our operating expenses, and an increase in Gross margin of $30 million due to improvements in sales mix away from lower margin products, partially offset by an increase in net interest expense of $37 million and Income tax expense of $33 million. Each of these changes includes the effect of foreign currency translation, which accounted for approximately $28 million of the increase in Net earnings attributable to Toys “R” Us, Inc. Additionally, for a discussion of the impact of Other income, net on Net earnings attributable to Toys “R” Us, Inc. refer to the section below entitled “Other income, net.”

Net Sales

					Percentage of Net sales
($ In millions)	Fiscal 2009	Fiscal 2008	$ Change	% Change	Fiscal 2009	Fiscal 2008
Domestic	$8,317	$8,480	$(163)	(1.9)%	61.3%	61.8%
International	5,251	5,244	7	0.1%	38.7%	38.2%

Total Net sales	$13,568	$13,724	$(156)	(1.1)%	100.0%	100.0%

Net sales decreased by $156 million, or 1.1%, to $13,568 million in fiscal 2009, compared with $13,724 million in fiscal 2008. Net sales for fiscal 2009 included the impact of foreign currency translation that increased Net sales by approximately $83 million.

Excluding the impact of foreign currency translation, the decrease in Net sales for fiscal 2009 was primarily due to decreased comparable store net sales across both our segments. Comparable store net sales were primarily impacted by the overall slowdown in the global economy, a lower average transaction amount at both of our segments and a decrease in the number of transactions at our International segment. Partially offsetting this decrease was an increase in comparable store net sales attributable to stores that were recently opened or converted to our SBS and SSBS store formats.

Domestic

Net sales for the Domestic segment decreased by $163 million, or 1.9%, to $8,317 million in fiscal 2009, compared with $8,480 million in fiscal 2008. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 3.0%.

The decrease in comparable store net sales resulted primarily from a decrease in our entertainment, juvenile and seasonal categories, which were all affected by the overall slowdown in the economy. The decrease in our entertainment category was driven by a slowdown in demand for certain video game systems and related accessories as well as fewer new software releases. The juvenile category decreased primarily as a result of the phasing out of certain size apparel offerings, along with declines in sales of baby gear, furniture and bedding. Sales of seasonal products, such as outdoor play equipment, decreased primarily due to cooler weather. These decreases were partially offset by increases in our learning and core toy categories. The learning category increased as a result of strong sales of construction toys, while increased sales in the core toy category were primarily driven by an increase in sales of collectibles and dolls.

International

Net sales for the International segment increased by $7 million, or 0.1%, to $5,251 million in fiscal 2009, compared with $5,244 million in fiscal 2008. Excluding an $83 million increase in Net sales due to foreign currency translation, there was a decrease in Net sales at our International segment which was primarily a result of a decrease in comparable store net sales of 2.8%.

The decrease in comparable store net sales resulted primarily from a decrease in our entertainment and juvenile categories, which were both affected by the slowdown in the global economy. The entertainment category decreases were primarily attributable to a slowdown in demand for certain video game systems and related accessories as well as fewer new software releases. The juvenile category decreased primarily from declines in sales of nursery equipment and apparel. These decreases were partially offset by increases in our learning and core toy categories. The increase in the learning category was primarily a result of strong sales of educational products and construction toys. The increase in the core toy category was primarily attributable to increased sales of action figures.

Cost of Sales and Gross Margin

We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.

The following costs are included in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

				Percentage of Net sales
($ In millions)	Fiscal 2009	Fiscal 2008	$ Change	Fiscal 2009	Fiscal 2008	Change
Domestic	$2,893	$2,910	$(17)	34.8%	34.3%	0.5%
International	1,885	1,838	47	35.9%	35.0%	0.9%

Total Gross margin	$4,778	$4,748	$30	35.2%	34.6%	0.6%

Gross margin increased by $30 million to $4,778 million in fiscal 2009, compared with $4,748 million in fiscal 2008. Gross margin, as a percentage of Net sales, for fiscal 2009 increased by 0.6 percentage points. Foreign currency translation accounted for approximately $15 million of the increase in Gross margin. The increase in Gross margin, as a percentage of Net sales, was primarily the result of improvements in sales mix away from lower margin products.

Domestic

Gross margin decreased by $17 million to $2,893 million in fiscal 2009, compared with $2,910 million in fiscal 2008. Gross margin, as a percentage of Net sales, for fiscal 2009 increased by 0.5 percentage points.

The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix away from lower margin products such as video game systems, and overall improvements in margin on full price sales and promotional sales in the learning and core toy categories. These increases were partially offset by increased sales of lower margin commodities within the juvenile category.

International

Gross margin increased by $47 million to $1,885 million in fiscal 2009, compared with $1,838 million in fiscal 2008. Foreign currency translation accounted for approximately $15 million of the increase. Gross margin, as a percentage of Net sales, for fiscal 2009 increased by 0.9 percentage points.

The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix toward sales of higher margin learning and core toy products as well as decreased sales of lower margin video game systems compared to fiscal 2008.

Selling, General and Administrative Expenses (“SG&A”)

The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

				Percentage of Net sales
($ In millions)	Fiscal 2009	Fiscal 2008	$ Change	Fiscal 2009	Fiscal 2008	Change
Toys “R” Us - Consolidated	$3,730	$3,856	$(126)	27.5%	28.1%	(0.6)%

SG&A decreased $126 million to $3,730 million in fiscal 2009 compared to $3,856 million in fiscal 2008. As a percentage of Net sales, SG&A decreased by 0.6 percentage points. Foreign currency translation accounted for approximately $5 million of the decrease.

Excluding the impact of foreign currency translation, the decrease in SG&A was primarily from strong initiatives to reduce overall operating expenses, which includes decreases of $29 million in advertising and promotional expenses, $23 million in travel and transportation costs, $17 million in store labor and other compensation expenses and $17 million in professional fees at our Domestic and

International segments. Additionally, SG&A decreased at our International segment due to the contract termination fee paid by the Company related to the settlement between Toys – Japan and McDonald’s Japan, which increased SG&A by $14 million in fiscal 2008.

Depreciation and Amortization

(In millions)	Fiscal 2009	Fiscal 2008	Change
Toys “R” Us - Consolidated	$376	$399	$(23)

Depreciation and amortization decreased by $23 million to $376 million in fiscal 2009 compared to $399 million in fiscal 2008. The decrease was primarily due to a decrease of $11 million in accelerated depreciation related to store relocations and disposals in fiscal 2008, a decrease of $8 million related to assets which became fully amortized during the first half of fiscal 2009, as well as the addition of fewer new wholly-owned stores due to the curtailment of capital spending during fiscal 2009. Additionally, foreign currency translation accounted for approximately $1 million of the decrease.

Other Income, Net

Other income, net includes the following:

•	gain on litigation settlement;

•	credit card program income;

•	gift card breakage income;

•	net gains on sales of properties;

•	impairment losses on long-lived assets;

•	gain on liquidation of a foreign subsidiary; and

•	other operating income and expenses.

(In millions)	Fiscal 2009	Fiscal 2008	Change
Toys “R” Us - Consolidated	$112	$128	$(16)

Other income, net decreased by $16 million to $112 million in fiscal 2009 compared to $128 million in fiscal 2008. The decrease was primarily due to the recognition of an additional $59 million of gift card breakage income in fiscal 2008 resulting from the change in estimate effected by a change in accounting principle, and a $39 million gain recognized in fiscal 2008 on the liquidation of our Hong Kong subsidiary representing a cumulative translation adjustment. These decreases were partially offset by a $51 million litigation settlement with Amazon in fiscal 2009 and a decrease in impairment losses on long-lived assets of $26 million compared to the same period last year.

Refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Interest Expense

(In millions)	Fiscal 2009	Fiscal 2008	Change
Toys “R” Us - Consolidated	$447	$419	$28

Interest expense increased by $28 million for fiscal 2009 compared to fiscal 2008. The increase was largely due to an increase of $20 million primarily as a result of the write-off of fees related to the repayment of our $1.3 billion unsecured credit agreement and our $800 million Secured real estate loans. In addition, there was an increase of $5 million related primarily to higher effective interest rates, partially offset by a reduction in average debt balances.

Interest expense will increase in the future due to the issuance of $950 million of 10.75% Senior Notes by Toys “R” Us Property

Company I, LLC (“TRU Propco I”) on July 9, 2009 and the issuance of $725 million of 8.50% Senior Secured Notes by Toys “R” Us Property Company II, LLC (“TRU Propco II”) on November 20, 2009. These increases will be partially offset by the repayment of approximately $2.0 billion in real estate loans which had a lower effective interest rate of LIBOR plus margin.

Interest Income

(In millions)	Fiscal 2009	Fiscal 2008	Change
Toys “R” Us - Consolidated	$7	$16	$(9)

Interest income decreased by $9 million for fiscal 2009 compared to fiscal 2008 primarily due to lower effective interest rates in fiscal 2009.

Income Tax Expense

($ In millions)	Fiscal 2009	Fiscal 2008	Change
Toys “R” Us - Consolidated	$40	$7	$33
Consolidated effective tax rate	11.6%	3.2%	8.4%

The net increase in income tax expense of $33 million in fiscal 2009 compared to fiscal 2008 was principally due to the increase in pre-tax earnings. Other increases due to a change in the mix of pre-tax earnings, an increase in permanent items, and a net increase in valuation allowances and liabilities for unrecognized tax benefits, were offset by a benefit for the reversal of deferred tax liabilities associated with the undistributed earnings of two of our subsidiaries as it is management’s intention to permanently reinvest those earnings, as well as benefits associated with a change in the tax classification of certain foreign entities. Refer to Note 11 to the Consolidated Financial Statements entitled “INCOME TAXES” for further details.

Fiscal 2008 Compared to Fiscal 2007

Net Earnings Attributable to Toys “R” Us, Inc.
(In millions)	Fiscal 2008	Fiscal 2007	Change
Net earnings attributable to Toys “R” Us, Inc.	$218	$153	$65

We generated Net earnings attributable to Toys “R” Us, Inc. of $218 million in fiscal 2008 compared to $153 million in fiscal 2007. Net earnings attributable to Toys “R” Us, Inc. increased primarily as a result of a decrease in Interest expense of $84 million, a decrease in Income tax expense of $58 million and an increase in Other income, net of $44 million (primarily due to $59 million of additional gift card breakage income—see Note 1 to the Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES”), partially offset by a decrease in Gross margin of $59 million and an increase in SG&A of $55 million. Each of these changes includes the effect of foreign currency translation, which accounted for an approximate $17 million decrease in Net earnings attributable to Toys “R” Us, Inc.

Net Sales

					Percentage of Net sales
($ In millions)	Fiscal 2008	Fiscal 2007	$ Change	% Change	Fiscal 2008	Fiscal 2007
Domestic	$8,480	$8,450	$30	0.4%	61.8%	61.3%
International	5,244	5,344	(100)	(1.9)%	38.2%	38.7%

Total Net sales	$13,724	$13,794	$(70)	(0.5)%	100.0%	100.0%

Net sales decreased by $70 million, or 0.5%, to $13,724 million in fiscal 2008 from $13,794 million in fiscal 2007. Net sales for fiscal 2008 included the impact of foreign currency translation that increased Net sales by approximately $47 million.

Excluding the impact of foreign currency translation, the decrease in Net sales for fiscal 2008 was primarily due to decreased comparable store net sales across both of our segments, resulting primarily from the slowdown in the global economy which contributed to a decrease in the number of transactions in both of our segments and a lower average transaction amount at our International segment. Partially offsetting this decrease was Net sales from new wholly-owned stores and a higher average transaction amount at our Domestic segment.

Domestic

Net sales for the Domestic segment increased by $30 million, or 0.4%, to $8,480 million in fiscal 2008 from $8,450 million for fiscal 2007. The increase in Net sales was primarily a result of new wholly-owned stores, partially offset by a decrease in comparable store net sales of 0.1%.

The comparable store net sales decrease in fiscal 2008 was primarily a result of lower sales in our core toy, learning and seasonal categories, which were all affected by the overall slowdown in the economy. Core toys and learning also experienced declines in sales of mature product lines as well as poor performance of certain new product releases. These decreases were partially offset by increases in our entertainment category as a result of strong demand for video game systems, new video game software releases and related accessories. Our juvenile category was positively impacted by the conversion of certain stores to our SBS and SSBS store formats along with increased square footage devoted to juvenile products in our traditional toy stores, partially offset by decreases in baby gear and furniture sales.

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

The comparable store net sales decrease in fiscal 2008 was primarily impacted by decreases in our entertainment, core toy and seasonal categories, which we believe were affected by the slowdown in the global economy. Entertainment decreased primarily due to strong prior year sales of video game systems. Core toys decreased primarily due to strong prior year sales of licensed products. Sales of seasonal products decreased primarily due to a decrease in sales of outdoor products. Partially offsetting these decreases were increased sales in our juvenile category from the conversion of certain stores to our SBS store format along with increased square footage devoted to juvenile products in our traditional toy stores.

Cost of Sales and Gross Margin

				Percentage of Net sales
($ In millions)	Fiscal 2008	Fiscal 2007	$ Change	Fiscal 2008	Fiscal 2007	Change
Domestic	$2,910	$2,902	$8	34.3%	34.3%	—
International	1,838	1,905	(67)	35.0%	35.6%	(0.6)%

Total Gross margin	$4,748	$4,807	$(59)	34.6%	34.8%	(0.2)%

Gross margin, as a percentage of Net sales, decreased by 0.2 percentage points and decreased $59 million in fiscal 2008 compared to fiscal 2007. The decrease in Gross margin, as a percentage of Net sales, was primarily due to price reductions taken in light of the slowdown in the global economy. Partially offsetting these decreases was a change in accounting method for valuing merchandise inventory at our Domestic segment, which contributed an approximate $30 million increase to our Gross margin. Additionally, Gross margin in fiscal 2008 included the impact of foreign currency translation that increased Gross margin by approximately $11 million.

Domestic

Gross margin increased by $8 million to $2,910 million in fiscal 2008 compared to $2,902 million in fiscal 2007. Gross margin, as a percentage of Net sales, in fiscal 2008 remained unchanged compared to fiscal 2007.

Gross margin, as a percentage of Net sales, was impacted by increases in allowances from vendors, and the change in accounting method for valuing merchandise inventory which contributed an approximate $30 million increase to our Gross margin, offset by increased sales of lower margin products, such as electronics and commodities.

International

Gross margin decreased by $67 million to $1,838 million in fiscal 2008 compared to $1,905 million in fiscal 2007. Gross margin in fiscal 2008 included the impact of foreign currency translation that increased Gross margin by approximately $11 million. Gross margin, as a percentage of Net sales, in fiscal 2008 decreased by 0.6 percentage points compared to fiscal 2007.

The decrease in Gross margin, as a percentage of Net sales, was primarily due to price reductions in light of the slowdown in the global economy, reduced discounts and allowances from vendors resulting from a reduction in inventory purchases. Partially offsetting these decreases were improvements in our sales mix toward higher margin products.

Selling, General and Administrative Expenses (“SG&A”)

				Percentage of Net sales
($ In millions)	Fiscal 2008	Fiscal 2007	$ Change	Fiscal 2008	Fiscal 2007	Change
Toys “R” Us - Consolidated	$3,856	$3,801	$55	28.1%	27.6%	0.5%

SG&A increased $55 million to $3,856 million in fiscal 2008 compared to $3,801 million in fiscal 2007. As a percentage of Net sales, SG&A increased by 0.5 percentage points. Foreign currency translation accounted for approximately $31 million of the increase.

In addition to the impact of foreign currency translation, the increase in SG&A was primarily due to increases in advertising and store occupancy expenses at our Domestic and International segments. Advertising expenses increased due to increases in print advertising and promotional activities to drive customer traffic to our stores, with a focus on the holiday shopping season. Store occupancy expenses increased primarily due to increased costs to support our new integrated strategy of constructing and converting existing stores to our SBS and SSBS store formats. Additionally, SG&A increased at our International segment due to a contract termination payment to McDonald’s Japan, which increased SG&A by $14 million. Partially offsetting these increases were decreases in Domestic store payroll, company-wide bonuses and corporate professional fees, as a result of cost-saving initiatives.

Depreciation and Amortization

(In millions)	Fiscal 2008	Fiscal 2007	Change
Toys “R” Us - Consolidated	$399	$394	$5

Depreciation and amortization increased by $5 million to $399 million in fiscal 2008 compared to $394 million in fiscal 2007, primarily due to foreign currency translation.

Other Income, Net

(In millions)	Fiscal 2008	Fiscal 2007	Change
Toys “R” Us - Consolidated	$128	$84	$44

Other income increased by $44 million to $128 million in fiscal 2008 compared to $84 million in fiscal 2007. The increase was primarily due to the recognition of an additional $59 million of gift card breakage income as a result of the change in estimate effected by a change in accounting principle. In addition, the operations of TRU (HK) Limited, our wholly-owned subsidiary, were substantially liquidated in fiscal 2008. As a result, we recognized a $39 million gain representing a cumulative translation adjustment. Partially offsetting these increases was a decrease of $28 million in net gains on sales of properties, primarily due to a gain of $18 million on the sale of an idle distribution center and a $10 million gain on the consummation of a lease termination agreement during fiscal 2007. In addition, we recognized $20 million of additional impairment losses on long-lived assets as compared to the same period last year.

Refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Interest Expense

(In millions)	Fiscal 2008	Fiscal 2007	Change
Toys “R” Us - Consolidated	$419	$503	$(84)

Interest expense decreased by $84 million for fiscal 2008 compared to fiscal 2007. The decrease in Interest expense was primarily due to lower average interest rates on our debt and a reduction of charges related to the changes in the fair values of our derivatives which are not designated for hedge accounting. Refer to Note 2 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” and Note 3 to the Consolidated Financial Statements entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.”

Interest Income

(In millions)	Fiscal 2008	Fiscal 2007	Change
Toys “R” Us - Consolidated	$16	$27	$(11)

Interest income decreased by $11 million for fiscal 2008 compared to fiscal 2007 primarily due to lower average interest rates in fiscal 2008.

Income Tax Expense

($ In millions)	Fiscal 2008	Fiscal 2007	Change
Toys “R” Us - Consolidated	$7	$65	$(58)
Consolidated effective tax rate	3.2%	29.5%	(26.3)%

The decrease in income tax expense of $58 million in fiscal 2008 compared to fiscal 2007 was due to a change in the mix of pre-tax earnings, a reduction in permanent items and net reductions in valuation allowances and liabilities for unrecognized tax benefits. Refer to Note 11 to the Consolidated Financial Statements entitled “INCOME TAXES” for further details.

LIQUIDITY AND CAPITAL RESOURCES

As of January 30, 2010, we were in compliance with all of our covenants related to our outstanding debt. On June 24, 2009, we amended and restated the credit agreement for our $2.1 billion secured revolving credit facility, which extended the maturity date on a portion of the facility and amended certain other provisions. As amended, the facility was bifurcated into two tranches, $517 million of which matures on July 21, 2010 with the remainder maturing on May 21, 2012 for a total credit availability of $2,148 million. Borrowings under this credit facility are secured by tangible and intangible assets of Toys “R” Us – Delaware, Inc. (“Toys – Delaware”), subject to specific exclusions stated in the credit agreement. Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory and eligible credit card receivables less any applicable availability reserves. At January 30, 2010, we had no outstanding borrowings, a total of $109 million of outstanding letters of credit and had excess availability of $874 million. This amount is also subject to a minimum availability covenant, which was $125 million at January 30, 2010, with remaining availability of $749 million in excess of the covenant. Refer to Note 2 entitled “LONG-TERM DEBT” for further details regarding the borrowing base calculation.

Toys – Japan has a credit agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($222 million at January 30, 2010), and expires in fiscal 2011. At January 30, 2010, we had no outstanding debt under Tranche 1 with $222 million of availability. On March 30, 2009, Toys – Japan refinanced Tranche 2 resulting in amounts of up to ¥12.6 billion ($140 million at January 30, 2010), expiring in fiscal 2010. At January 30, 2010, we had no outstanding debt under Tranche 2 with $140 million of availability. This agreement contains covenants, including, among other things, covenants that require Toys – Japan to maintain a certain minimum level of net assets and profitability during the agreement terms. The agreement also restricts us from reducing our ownership percentage in Toys – Japan.

On February 26, 2010, Toys – Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 will be available on March 29, 2010 in amounts of up to ¥13.0 billion ($146 million at February 26, 2010), expiring on March 28, 2011.

In fiscal 2009, certain of our foreign subsidiaries entered into a European and Australian secured revolving credit facility (“European ABL”), which provides for a three-year £124 million ($198 million at January 30, 2010) senior secured asset-based revolving credit facility and which expires on October 15, 2012. Borrowings under the European ABL are secured by and subject to, among other things, the terms of a borrowing base derived from the value of eligible inventory and eligible accounts receivable of certain of Toys “R” Us Europe, LLC’s (“Toys Europe”) and Toys “R” Us Australia Holdings, LLC’s (“Toys Australia”) subsidiaries. The European ABL contains covenants that, among other things, restrict the ability of Toys Europe and Toys Australia and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, repurchase or pay dividends or make certain other restricted payments on capital stock, make acquisitions and investments or engage in mergers or consolidations. At January 30, 2010, we had no outstanding borrowings and $71 million of availability under the European ABL. Refer to Note 2 entitled “LONG-TERM DEBT” for further details regarding the borrowing base calculation.

Due to the deterioration in the credit markets, some financial institutions have reduced and, in certain cases, ceased to provide funding to borrowers. We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. Currently we have funds available to finance our operations under our $2.1 billion secured revolving credit facility through May 2012, our European ABL through October 2012 and our Toys – Japan unsecured credit lines through March 2011. Our lenders may be unable to fund borrowings under their credit commitments to us if a lender faces bankruptcy, failure, collapse or sale. If our cash flow and capital resources do not provide the necessary liquidity, such an event could have a significant negative effect on our results of operations.

In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, servicing debt, financing construction of new stores, remodeling existing stores, and paying expenses, such as payroll costs, to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the fourth quarter holiday selling season. Peak borrowings under our revolving credit facilities and credit lines amounted to $784 million and have been repaid as of January 30, 2010. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and borrowings under our revolving credit facilities and credit lines.

Although we believe that cash generated from operations along with existing cash, revolving credit facilities and credit lines will be sufficient to fund expected cash flow requirements and planned capital expenditures for at least the next 12 months, continued world-wide financial market disruption may have a negative impact on our financial performance and financial position in the future. Our minimum projected obligations for fiscal 2010 and beyond are set forth below under “Contractual Obligations.”

Capital Expenditures

A component of our long-term strategy is our capital expenditure program. Our capital expenditures are primarily for financing construction of new stores, remodeling existing stores, as well as improving and enhancing our information technology systems. Throughout 2009 we curtailed our capital spending due to the prevailing economic environment. For fiscal 2010, we plan to increase our capital spending to grow our business through a continued focus on our integrated strategy, recognizing the synergies between our toy and juvenile categories.

During fiscal 2009 we invested $192 million in property and equipment, including opening 16 new stores, expanding and remodeling existing stores, and upgrading our information technology systems and capabilities. Capital expenditures are funded primarily through cash provided by operating activities, as well as available cash.

The following table presents our capital expenditures for each of the past three fiscal years:

(In millions)	Fiscal 2009	Fiscal 2008	Fiscal 2007
New stores	$39	$98	$67
Store-related projects (1)	81	204	162
Information technology	45	72	70
Distributions centers	27	21	27

Total capital expenditures	$192	$395	$326

(1)	Includes store remodels and expansions.

Cash Flows

(In millions)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Net cash provided by operating activities	$1,014	$525	$527
Net cash used in investing activities	(37)	(259)	(416)
Net cash used in financing activities	(626)	(223)	(152)
Effect of exchange rate changes on cash and cash equivalents	(8)	(11)	27

Net increase (decrease) during period in cash and cash equivalents	$343	$32	$(14)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for fiscal 2009 was $1,014 million, an increase of $489 million compared to fiscal 2008. The increase in net cash provided by operating activities was primarily the result of decreased payments on accounts payable due to the timing of vendor payments at year-end, a reduction in SG&A primarily attributable to initiatives to reduce overall operating expenses and decreased payments for income taxes.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities for fiscal 2009 was $37 million, a decrease of $222 million compared to fiscal 2008. The decrease in net cash used in investing activities was primarily due to a decrease of $214 million in restricted cash primarily as a result of the repayment of our $1,267 million unsecured credit agreement and our $800 million secured real estate loans, and a reduction in capital expenditures of $203 million due to the curtailment of capital spending as a result of the slowdown in the economy. These changes were partially offset by a decrease of $167 million from the sale of short-term investments in fiscal 2008.

Net cash used in investing activities for fiscal 2008 was $259 million, a decrease of $157 million compared to fiscal 2007. The decrease in net cash used in investing activities was primarily related to the purchase of $168 million of short-term investments in fiscal 2007 and subsequent sale in fiscal 2008 of $167 million of those investments resulting in a net decrease of $335 million. The decrease was partially offset by an $81 million increase in the change in restricted cash and increases in capital expenditures of $69 million.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $626 million for fiscal 2009, an increase of $403 million compared to fiscal 2008. The increase in net cash used in financing activities was primarily due to the repayment of our $1,267 million unsecured credit agreement, the repayment of $800 million of our secured real estate loans, an increase of $104 million in debt issuance costs and an increase of $32 million related to purchases of Toys-Japan common stock. These increases were partially offset by the proceeds of $925 million received from the offering of senior unsecured 10.75% notes due 2017, the proceeds of $715 million received from the offering of senior secured 8.50% notes due 2017 and the reduced repayments on our Toys – Japan credit lines of $147 million as compared to the prior year.

Refer to the description of changes to our debt structure below, as well as Note 2 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for more information.

Net cash used in financing activities was $223 million for fiscal 2008, an increase of $71 million from fiscal 2007. The increase in net cash used in financing activities was primarily due to increased repayments of our Toys – Japan unsecured credit lines of $119 million, due to the timing of merchandise payments and purchase of $34 million of additional shares of Toys – Japan. These increases were partially offset by a repayment of $44 million of our $200 million asset sale facility in fiscal 2007 and increased finance obligations of $33 million associated with capital project financing.

Debt

Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and place restrictions on the ability of certain of our subsidiaries to provide funds to us through dividends, loans or advances. The amount of net assets that were subject to these restrictions was approximately $709 million as of January 30, 2010. Certain of our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities or be available at all. As of January 30, 2010, our total indebtedness of $5,196 million, of which $2,588 million was secured indebtedness, included three facilities, our $2.1 billion secured revolving credit facility, our European ABL and our Toys – Japan unsecured credit lines. We had no outstanding borrowings on any of the three facilities as of January 30, 2010. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the current global economic and financial conditions and other economic factors that may be outside our control. In addition, our ability to incur secured indebtedness (which may enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the covenants in our credit facilities and indentures and the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors. We are currently in compliance with our financial covenants relating to our debt. Refer to Note 2 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for more information regarding our debt covenants.

During fiscal 2009, we made the following significant changes to our debt structure:

•

On March 30, 2009, Toys – Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is available in amounts of up to ¥12.6 billion ($140 million at January 30, 2010), and expires in fiscal 2010. Tranche 2 was subsequently refinanced, as described below.

•

On June 24, 2009, Toys – Delaware and certain of its subsidiaries amended and restated the credit agreement for their $2.0 billion five-year secured revolving credit facility in order to extend the maturity date of a portion of the facility and amend certain other provisions. As amended, the facility was bifurcated into two tranches, $517 million of which matures on July 21, 2010 with the remainder maturing on May 21, 2012. On November 13, 2009, we partially exercised the accordion feature of this secured revolving credit facility, increasing the credit available, subject to borrowing base restrictions, from $2,043 million to $2,148 million.

•

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

•

On October 15, 2009, certain of our foreign subsidiaries entered into a European ABL, which provides for a three-year £112 million ($179 million at January 30, 2010) secured revolving credit facility which expires October 15, 2012. On November 19, 2009, we partially exercised the accordion feature of the European ABL increasing the credit available, subject to borrowing base restrictions, from £112 million to £124 million ($198 million at January 30, 2010).

•

On November 20, 2009, TRU Propco II, formerly known as Giraffe Properties, LLC, an indirect wholly-owned subsidiary, completed the offering of $725 million aggregate principal amount of senior secured 8.50% notes due 2017 (the “Secured Notes”). The Secured Notes were issued at a discount of $10 million which resulted in the receipt of proceeds of $715 million. The proceeds of $715 million, together with $93 million in cash on hand and the release of $22 million in cash from restrictions, were used to repay Propco II’s outstanding loan balance under the Secured real estate loan agreement of $600 million, plus accrued interest of approximately $1 million and fees paid or accrued at closing of approximately $29 million, inclusive of fees payable to the Sponsors pursuant to their advisory agreement. In addition, in connection with the offering, MPO Properties, LLC an indirect wholly-owned subsidiary, repaid its Secured real estate loans of $200 million plus accrued interest and fees.

•

Three of the seven Toys – Japan bank loans, representing $127 million, mature on January 17, 2011. As such, these amounts were classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 30, 2010.

On February 26, 2010, Toys – Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2, which was previously available in amounts of up to ¥12.6 billion ($140 million at January 30, 2010). As a result, Tranche 2 will be available on March 29, 2010 in amounts of up to ¥13.0 billion ($146 million at February 26, 2010), expiring on March 28, 2011.

We and our subsidiaries, as well as the Sponsors or their affiliates, may from time to time acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 17 to our Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS.”

Contractual Obligations

Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. The following table summarizes our contractual obligations associated with our Long-term debt and other obligations as of January 30, 2010:

	Payments Due By Period
(In millions )	Fiscal 2010	Fiscals 2011 & 2012	Fiscals 2013 & 2014	Fiscals 2015 and thereafter	Total
Operating leases	$556	$1,010	$806	$1,683	$4,055
Less: sub-leases to third parties	18	27	17	15	77

Net operating lease obligations	538	983	789	1,668	3,978
Capital lease obligations	33	46	32	95	206
Long-term debt (1)	145	1,780	1,053	2,070	5,048
Interest payments (2)	413	683	415	571	2,082
Purchase obligations (3)	1,280	—	—	—	1,280
Other (4)	137	149	73	57	416

Total contractual obligations (5)	$2,546	$3,641	$2,362	$4,461	$13,010

(1)

Reflects the issuance of $950 million of 10.75% Senior Notes by TRU Propco I on July 9, 2009 and the issuance of $725 million of 8.50% Senior Secured Notes by TRU Propco II on November 20, 2009, the proceeds of which were used to repay the outstanding loan balance of $1,267 million and $800 million plus accrued interest and fees, respectively. See Note 2 to our Consolidated Financial Statements entitled “LONG-TERM DEBT” for further details.

(2)	In an effort to manage interest rate exposures, we periodically enter into interest rate swaps and interest rate caps.
(3)

Purchase obligations consist primarily of open purchase orders for merchandise as well as an agreement to purchase fixed or minimum quantities of goods that are not included in our Consolidated Balance Sheet as of January 30, 2010.

(4)	Includes pension obligations, risk management liabilities, and other general obligations and contractual commitments.
(5)

The above table does not reflect liabilities for uncertain tax positions of $97 million, which includes $10 million of current liabilities. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimates of the timing of future payments.

Obligations under our operating leases and capital leases in the above table do not include contingent rent payments, payments for maintenance and insurance, or real estate taxes. The following table presents these amounts which were recorded in SG&A in our Consolidated Statement of Operations for fiscals 2009, 2008 and 2007:

(In millions )	Fiscal 2009	Fiscal 2008	Fiscal 2007
Real estate taxes	$67	$62	$60
Maintenance and insurance	62	55	47
Contingent rent	10	9	10

Total	$139	$126	$117

Off-balance Sheet Arrangements

We have an off-balance sheet arrangement as a result of the February 2006 credit agreement between Toys “R” Us Properties (UK) Limited (“Toys Properties”) and Vanwall Finance PLC (“Vanwall”), a special purpose entity established with the limited purpose of issuing notes, and entering into the credit agreement with Toys Properties. On February 9, 2006, Vanwall issued $620 million of multiple classes of commercial mortgage backed floating rate notes (the “Floating Rate Notes”) to third party investors, which are publicly traded on the Irish Stock Exchange Limited. The proceeds from the Floating Rate Notes issued by Vanwall were used to fund the Senior Loan to Toys Properties. Pursuant to the credit agreement, Vanwall is required to maintain an interest rate swap which effectively fixes the variable LIBOR rate at 4.56%, the same as the fixed interest less the applicable credit spread paid by Toys Properties to Vanwall. The fair value of this interest rate swap at January 30, 2010 and January 31, 2009 was a liability of approximately $40 million and $39 million, respectively. Management performed an analysis in accordance with ASC Topic 810 (“ASC 810”), formerly Financial Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” and concluded that Vanwall should not be consolidated. The Company has not identified any subsequent changes to Vanwall’s governing documents or contractual arrangements that would change the characteristics or adequacy of the entity’s equity investment at risk in accordance with reconsideration guidance of ASC 810. Refer to Note 2 to our Consolidated Financial Statements entitled “LONG-TERM DEBT” for further details.

Credit Ratings

As of March 24, 2010, our current credit ratings, which are considered non-investment grade, were as follows:

	Moody’s	Standard and Poor’s
Long-term debt	B2	B
Outlook	Positive	Stable

On November 9, 2009, Moody’s and Standard & Poor’s revised its outlook on the Company from Stable to Positive and Negative to Stable, respectively. The outlook revision reflects reduced refinancing risk, effective execution of our merchandising strategies, cost-control measures, and management success with its initiatives, including the store conversion strategy.

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

The above information regarding credit ratings and ratings outlook assigned to our indebtedness by Moody’s and Standard & Poor’s are opinions of our ability to meet our ongoing obligations. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each agency’s rating should be evaluated independently of any other agency’s rating.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Financial Accounting Standards Board (“FASB”) finalized the Codification or ASC, which is effective for periods ending on or after September 15, 2009. The ASC does not change how we account for our transactions or the nature of the related disclosures made. Any references to guidance issued by the FASB in this Form 10-K are to the ASC, in addition to the other legacy standards.

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

Merchandise inventories and related reserves are reviewed on an interim basis and adjusted, as appropriate, to reflect management’s current estimates. These estimates are derived using available data, our historical experience, estimated inventory turnover and current purchase forecasts. Various types of negotiated allowances received from our vendors are generally treated as adjustments to the purchase price of our Merchandise inventories. We adjust our estimates for vendor allowances and our provision for expected inventory shortage to actual amounts at the completion of our physical inventory counts and finalization of all vendor allowance agreements. In addition, we perform an inventory-aging analysis for identifying obsolete and slow-moving inventory. We establish a reserve to reduce the cost of our inventory to its estimated net realizable value based on certain loss indicators which include aged inventory and excess supply on hand, as well as specific identification methods.

Our estimates may be impacted by changes in certain underlying assumptions and may not be indicative of future activity. For example, factors such as slower inventory turnover due to changes in competitors’ tactics, consumer preferences, consumer spending and inclement weather could cause excess inventory requiring greater than estimated markdowns to entice consumer purchases. Such factors could also cause sales shortfalls resulting in reduced purchases from vendors and an associated reduction in vendor allowances. Based on our inventory aging analysis for identifying obsolete and slow-moving inventory, a 10% change in our reserve would have impacted pre-tax earnings by approximately $4 million for fiscal 2009.

Store Closures and Long-lived Asset Impairment

Based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Reserves are established at the time of closing for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance, as prescribed by ASC Topic 420, formerly SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” A key assumption in calculating the reserves is the estimation of sublease income. If actual experience differs from our estimates, the resulting reserves could vary from recorded amounts. Reserves are reviewed periodically and adjusted when necessary.

We also evaluate the carrying value of all long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC 360. We will record an impairment loss when the carrying value of the underlying asset group exceeds its estimated fair value.

In determining whether long-lived assets are recoverable, our estimate of undiscounted future cash flows over the estimated life or lease term of a store is based upon our experience, historical operations of the store, an estimate of future store profitability and economic conditions. The future estimates of store profitability and economic conditions require estimating such factors as sales growth, inflation and the overall economics of the retail industry. Since we forecast our future undiscounted cash flows for up to 25 years, our estimates are subject to variability as future results can be difficult to predict. If a long-lived asset is found to be non-recoverable, we record an impairment charge equal to the difference between the asset’s carrying value and fair value. We estimate the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach.

In fiscal 2009, we recorded $7 million of impairment charges related to non-recoverable long-lived assets. These impairments were primarily due to the identification of underperforming stores, the relocation of certain stores and a decrease in real estate market values. In the future, we plan to relocate additional stores which may result in additional asset impairments.

Goodwill Impairment

Goodwill is evaluated for impairment annually or whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, economic factors, unanticipated competitive activities, loss of key personnel and acts by governments and courts.

In accordance with ASC 350, we test for goodwill impairment by comparing the fair values and carrying values of our reporting units as of the first day of the fourth quarter of each fiscal year, or November 1, 2009 for fiscal 2009. Our Domestic reporting unit had $361 million of goodwill at January 30, 2010. Our Toys – Japan reporting unit (included in our International segment) had $21 million of goodwill at January 30, 2010.

We estimate the fair values of our reporting units by blending results from the market multiples approach and the income approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly traded companies in our industry, and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. It is our policy to conduct impairment testing based on our most current business plans, projected future revenues and cash flows, which reflect changes we anticipate in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in our reporting units. If the carrying value exceeds the fair value, we would then calculate the implied fair value of our reporting unit goodwill as compared to its carrying value to determine the appropriate impairment charge. Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to material impairment charges in the future. Our methodology for determining fair values remained consistent for the periods presented.

At November 1, 2009, we determined that none of the goodwill associated with our reporting units were impaired. The estimated fair value of our Domestic reporting unit substantially exceeded its carrying value at the date of testing. The estimated fair value of our Toys – Japan reporting unit exceeded the carrying value. We believe it is unlikely that we are at risk for material impairment charges if further decreases in Toys – Japan’s fair value occur in the foreseeable future. In addition, we applied a hypothetical 10% decrease to the fair values of each reporting unit, which at November 1, 2009, would not have triggered additional impairment testing and analysis.

Self-Insured Liabilities

We self-insure a substantial portion of our workers’ compensation, general liability, auto liability, property, medical, prescription drug and dental insurance risks, in addition to maintaining third party insurance coverage. We estimate our provisions for losses related to self-insured risks using actuarial techniques and estimates for incurred but not reported claims. We record the liability for workers’ compensation on a discounted basis. We also maintain insurance coverage to limit the exposure related to certain risks. The assumptions underlying the ultimate costs of existing claim losses can vary, which can affect the liability recorded for such claims.

Although we feel our reserves are adequate to cover our estimated liabilities, changes in the underlying assumptions and future economic conditions could have a considerable effect upon future claim costs, which could have a material impact on our Consolidated Financial Statements. Our reserve for self-insurance was $93 million as of January 30, 2010. A 10% change in the value of our self-insured liabilities would have impacted pre-tax earnings by approximately $10 million for the fiscal year ended January 30, 2010.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 605, formerly SEC Staff Accounting Bulletin No. 104 “Revenue Recognition.” Revenue related to merchandise sales, which is approximately 99.4% of total revenues, is generally recognized for retail sales at the point of sale in the store and when the customer receives the merchandise shipped from our websites. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period based on historical return experience and changes in customer demand. Actual returns may differ from historical product return patterns, which could impact our financial results in future periods.

Gift Cards and Breakage

We sell gift cards to customers in our retail stores, through our websites and through third parties and, in certain cases, provide gift cards for returned merchandise and in connection with promotions. We recognize income from gift card sales when the customer redeems the gift card, as well as an estimated amount of unredeemed liabilities (“breakage”). Gift card breakage is recognized proportionately, based on management estimates and assumptions of redemption patterns, the useful life of the gift card and an estimated breakage rate of unredeemed liabilities. Our estimated gift card breakage represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote and for which we have determined that we do not have a legal obligation to remit the value to the relevant jurisdictions. Income related to customer gift card redemption is included in Net sales, whereas income related to gift card breakage is recorded in Other income, net in the Consolidated Statements of Operations.

During fiscal 2009, we recognized $20 million of net gift card breakage income. A change of 10% in the estimated gift card breakage rate would have impacted our pre-tax earnings by approximately $2 million for the fiscal year ended January 30, 2010.

Income Taxes

We account for income taxes in accordance with ASC Topic 740 (“ASC 740”), formerly SFAS No. 109, “Accounting for Income Taxes.” Our provision for income taxes and effective tax rates are calculated by legal entity and jurisdiction and are based on a number of factors, including our income tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions, and valuation allowances. We use significant judgment and estimates in evaluating our tax positions.

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

At any one time our tax returns for various tax years are subject to examination by U.S. Federal, foreign, and state taxing jurisdictions. We establish tax liabilities in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” also codified under ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes for income tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. We adjust these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases, and outcomes of tax audits. To the extent our actual tax liability differs from our established tax liabilities for unrecognized tax benefits, our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax balances reflect the more-likely-than-not outcome of known tax contingencies.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On August 2, 2009, we adopted ASC Topic 105 (“ASC 105”), formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.” ASC 105 establishes the FASB Accounting Standards Codification, which officially launched July 1, 2009, as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. The Codification does not change how we account for our transactions or the nature of the related disclosures made. Any references to guidance issued by the FASB in this Form 10-K are to the Codification, in addition to the other legacy standards.

On May 3, 2009, we adopted ASC Topic 855 (“ASC 855”), formerly SFAS No. 165, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of ASC 855 did not have a material impact on the Consolidated Financial Statements.

On February 1, 2009, we adopted SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133,” which has been incorporated into the Codification under ASC Topic 815 (“ASC 815”). ASC 815 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. Other than the enhanced disclosures, the adoption of the amendment to ASC 815 had no impact on the Consolidated Financial Statements. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

On February 1, 2009, we adopted ASC Topic 810 (“ASC 810”), formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” ASC 810 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. ASC 810 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The presentation and disclosure requirements of ASC 810 were applied retrospectively.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). The amendments remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. ASU 2010-09 was effective upon issuance. Its adoption did not have a material impact on the Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification” (“ASU 2010-02”). This ASU provides amendments to ASC 810 to clarify the scope of the decrease in ownership provisions of the Subtopic and related guidance as it applies to a subsidiary or group of assets that is a business, a subsidiary that is a business and is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity. The amendments in this update also clarify that the decrease in ownership guidance does not apply to certain transactions, such as sales of in substance real estate, even if they involve businesses. ASU 2010-02 is effective beginning in the period that an entity adopts ASC 810 and should be applied retrospectively to the first period that an entity adopts ASC 810. The adoption of ASU 2010-02 did not have an impact on the Consolidated Financial Statements as of March 24, 2010; however, in the future, the effect of the adoption will be dependent upon a deconsolidation of a subsidiary or derecognition of a group of assets at that time.

On November 1, 2009, we adopted ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”) which represents an update to ASC Topic 820 (“ASC 820”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of ASU 2009-05 did not have an impact on the Consolidated Financial Statements.

In August 2009, the FASB issued ASU No. 2009-04, “Accounting for Redeemable Equity Instruments” (“ASU 2009-04”), which represents an update to ASC Topic 480, “Distinguishing Liabilities from Equity,” and provides guidance on what type of instruments should be classified as temporary versus permanent equity, as well as guidance regarding measurement. ASU 2009-04 is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of ASU 2009-04 did not have an impact on the Consolidated Financial Statements.

In April 2009, SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board (“APB”) Opinion 28, “Interim Financial Reporting” were amended by FASB Staff Position (“FSP”) SFAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” and incorporated into the Codification under ASC Topic 825 (“ASC 825”) and ASC Topic 270 (“ASC 270”), respectively. These amendments enhance the consistency in financial reporting by increasing the frequency of fair value disclosures. We adopted the disclosure requirements for fair value of financial instruments, as prescribed by ASC 825 and ASC 270 on May 3, 2009. The adoption did not have a material impact on the Consolidated Financial Statements.

On February 1, 2009, we adopted SFAS No. 141(R) “Business Combinations,” as amended by FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141 (R)-1”), which have been incorporated into the Codification under ASC Topic 805 (“ASC 805”). ASC 805 states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. ASC 805 also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. FSP SFAS 141(R)-1 addresses application issues, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of ASC 805 did not have a material impact on the Consolidated Financial Statements as of March 24, 2010; however, in the future, the net effect of the adoption will be dependent upon acquisitions at that time.

On February 1, 2009, we adopted FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP SFAS 142-3”), which has been incorporated into the Codification under ASC 350. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The adoption of FSP SFAS 142-3 did not have a material impact on the Consolidated Financial Statements.

On February 1, 2009, we adopted the fair value guidance related to nonfinancial assets and liabilities, as prescribed by ASC 820, formerly SFAS No. 157, “Fair Value Measurements,” as amended by the following: FSP SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” FSP SFAS 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements,” FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” and FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The guidance in the FSP’s discussed above are now codified under ASC 820. Assumptions made regarding the adoption of ASC 820 will impact any accounting standards that include fair value measurements. Refer to Note 4 to the Consolidated Financial Statements entitled “FAIR VALUE MEASUREMENTS” for the impact to the Consolidated Financial Statements and further details.

In December 2008, ASC Topic 715, formerly SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was amended by FSP SFAS 132 (R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and is effective for financial statements issued for fiscal years ending after December 15, 2009. Refer to Note 13 to the Consolidated Financial Statements entitled “DEFINED BENEFIT PENSION PLANS” for the impact to the Consolidated Financial Statements and further details.

Refer to Note 21 to our Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a discussion of accounting standards which we have not yet been required to implement and may be applicable to our future operations, and their impact on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from potential changes in interest rates and foreign currency exchange rates. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We enter into derivative financial instruments to economically manage our market risks related to interest rate and foreign currency exchange. We do not participate in speculative derivative trading. The analysis below presents our sensitivity to selected hypothetical, instantaneous changes in market interest rates and foreign currency exchange rates as of January 30, 2010.

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

We face foreign currency exchange transaction exposures related to short-term, cross-currency intercompany loans and merchandise purchases:

•

We enter into short-term, cross-currency intercompany loans with our foreign subsidiaries. This exposure is economically hedged through the use of foreign currency exchange forward contracts. Our exposure to foreign currency risk related to exchange forward contracts on our short-term, cross-currency intercompany loans has not materially changed from fiscal 2008 to fiscal 2009. As a result, a 10% change in foreign currency exchange rates against the U.S. dollar would not have an impact on our pre-tax earnings related to our short-term, cross-currency intercompany loans.

•

In addition, our foreign subsidiaries make U.S. dollar denominated merchandise purchases through the normal course of business. From time to time, we enter into foreign exchange forward contracts under our merchandise import program. As of January 30, 2010, a 10% change in foreign currency exchange rates against the U.S. dollar would impact our earnings by $11 million.

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

Changes in foreign exchange rates affect interest expense recorded in relation to our foreign currency-denominated derivative instruments and debt instruments. As of January 30, 2010 and January 31, 2009, we estimate that a 10% hypothetical change in foreign exchange rates would impact our pre-tax earnings due to the effect of foreign currency translation on interest expense related to our foreign currency-denominated derivative instruments and debt instruments by $9 million.

Interest Rate Exposure

We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we periodically enter into interest rate swaps and interest rate caps. A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows, whereas a change in interest rates on fixed rate debt impacts the fair value of debt. A portion of our interest rate contracts are designated for hedge accounting as cash flow hedges. Therefore, for designated cash flow hedges, the effective portion of the changes in the fair value of derivatives are recorded in other comprehensive (loss) income and subsequently recorded in the Consolidated Statements of Operations at the time the hedged item affects earnings.

The following table illustrates the estimated sensitivity of a 1% change in interest rates to our future pre-tax earnings and cash flows on our derivative instruments and variable rate debt instruments at January 30, 2010:

(In millions )	Impact of 1% Increase	Impact of 1% Decrease
Interest rate swaps/caps (1)	$34	$(30)
Variable rate debt	(14)	14

Total pre-tax income exposure to interest rate risk	$20	$(16)

(1)

The difference of $4 million related to a 1% hypothetical change in interest rates is due to interest rate caps which manage the variable cash flows associated with changes in the one month LIBOR above a stated contractual interest rate. Therefore, a hypothetical change in interest rates may not result in a uniform impact.

The above sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions. As of January 31, 2009, we estimated that a 1% hypothetical increase or decrease in interest rates could potentially have caused either a $10 million increase or a $10 million decrease on our pre-tax earnings, respectively. The difference in our exposure to interest rate risk in fiscal 2009 from fiscal 2008 is primarily due to the reduction in market exposure as a result of the repayment of approximately $2.1 billion of variable rate debt and subsequent issuance of approximately $1.7 billion of fixed rate debt. Refer to our Consolidated Financial Statements for further discussion of our debt in Note 2 entitled “LONG-TERM DEBT” and our derivative instruments in Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.” At this time, we do not anticipate material changes to our interest rate risk exposure or to our risk management policies. We believe that we could mitigate potential losses on pre-tax earnings through our risk management objectives, if material changes occur in future periods.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Toys “R” Us, Inc.:

We have audited the accompanying consolidated balance sheets of Toys “R” Us, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Toys “R” Us, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements: i) in the fourth quarter of the fiscal year ended January 31, 2009 the Company recognized a change in accounting estimate effected by a change in accounting principle related to gift card breakage and ii) effective February 3, 2008, the Company changed its accounting method for valuing the merchandise inventories for its domestic segment from the retail inventory method to the weighted average cost method.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2009, the Company adopted new guidance on the accounting for non-controlling interests. As discussed in Note 1 to the consolidated financial statements, effective February 4, 2007, the Company adopted new guidance on the accounting for uncertainty in income taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2010

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Operations

	Fiscal Years Ended
(In millions )	January 30, 2010	January 31, 2009	February 2, 2008
Net sales	$13,568	$13,724	$13,794
Cost of sales	8,790	8,976	8,987

Gross margin	4,778	4,748	4,807

Selling, general and administrative expenses	3,730	3,856	3,801
Depreciation and amortization	376	399	394
Other income, net	(112)	(128)	(84)

Total operating expenses	3,994	4,127	4,111

Operating earnings	784	621	696
Interest expense	(447)	(419)	(503)
Interest income	7	16	27

Earnings before income taxes	344	218	220
Income tax expense	40	7	65

Net earnings	304	211	155
Less: Net (loss) earnings attributable to noncontrolling interest	(8)	(7)	2

Net earnings attributable to Toys “R” Us, Inc.	$312	$218	$153

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions - except share amounts)	January 30, 2010	January 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,126	$783
Accounts and other receivables	202	251
Merchandise inventories	1,810	1,781
Current deferred tax assets	102	84
Prepaid expenses and other current assets	144	124

Total current assets	3,384	3,023
Property and equipment, net	4,084	4,187
Goodwill, net	382	380
Deferred tax assets	181	180
Restricted cash	44	193
Other assets	502	448

	$8,577	$8,411

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,680	$1,505
Accrued expenses and other current liabilities	851	754
Income taxes payable	72	49
Current portion of long-term debt	162	98

Total current liabilities	2,765	2,406
Long-term debt	5,034	5,447
Deferred tax liabilities	63	78
Deferred rent liabilities	275	260
Other non-current liabilities	323	372
Stockholders’ Equity (Deficit):
Common stock (par value $0.001 and $0.001; shares authorized 55,000,000 and 55,000,000; shares issued and outstanding 48,951,836 and 48,965,402 at January 30, 2010 and January 31, 2009, respectively)	—	—
Treasury stock	(7)	—
Additional paid-in capital	25	19
Retained Earnings (accumulated deficit)	112	(200)
Accumulated other comprehensive loss	(45)	(93)

Toys “R” Us, Inc. stockholders’ equity (deficit)	85	(274)
Noncontrolling interest	32	122

Total stockholders’ equity (deficit)	117	(152)

	$8,577	$8,411

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	January 30, 2010	January 31, 2009	February 2, 2008
Cash Flows from Operating Activities:
Net earnings	$304	$211	$155
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	376	399	394
Amortization and write-off of debt issuance costs	54	34	31
Net gains on sales of properties	(6)	(5)	(33)
Deferred income taxes	(15)	64	(115)
Non-cash portion of restructuring, other charges and impairments	20	52	20
Other	(17)	12	10
Changes in operating assets and liabilities:
Accounts and other receivables	32	25	(13)
Merchandise inventories	47	106	(220)
Prepaid expenses and other operating assets	10	27	21
Accounts payable, accrued expenses and other liabilities	226	(306)	169
Income taxes payable and receivable	(17)	(94)	108

Net cash provided by operating activities	1,014	525	527

Cash Flows from Investing Activities:
Capital expenditures	(192)	(395)	(326)
Sale (purchase) of short-term investments	—	167	(168)
Decrease (increase) in restricted cash	150	(64)	17
Proceeds from sales of fixed assets	19	33	61
Acquisitions	(14)	—	—

Net cash used in investing activities	(37)	(259)	(416)

Cash Flows from Financing Activities:
Long-term debt borrowings	3,907	1,123	906
Short-term debt borrowings	73	156	232
Long-term debt repayment	(4,354)	(1,294)	(1,020)
Short-term debt repayment	(75)	(166)	(268)
Capitalized debt issuance costs	(110)	(6)	—
Purchase of Toys-Japan shares	(66)	(34)	—
Other	(1)	(2)	(2)

Net cash used in financing activities	(626)	(223)	(152)

Effect of exchange rate changes on cash and cash equivalents	(8)	(11)	27

Cash and cash equivalents:
Net increase (decrease) during period	343	32	(14)
Cash and cash equivalents at beginning of period	783	751	765

Cash and cash equivalents at end of period	$1,126	$783	$751

Supplemental Disclosures of Cash Flow Information:
Income taxes paid, net of refunds	$42	$146	$72
Interest paid	$357	$352	$444

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Toys “R” Us, Inc. Stockholder
	Common Stock (1)	In Treasury (1)	Additional	Accumulated Other	Total Retained Earnings	Toys “R” Us, Inc.		Total
(In millions)	Issued Shares	Amount	Paid-in Capital	Comprehensive (Loss) Income	(Accumulated Deficit)	Stockholders’ Equity (Deficit)	Noncontrolling Interest	Stockholders’ Equity (Deficit)
Balance, February 3, 2007	49	$—	$5	$(95)	$(584)	$(674)	$134	$(540)
Net earnings for the period	—	—	—	—	153	153	2	155
Foreign currency translation adjustments, net of tax	—	—	—	121	—	121	18	139
Unrealized loss on hedged transactions, net of tax	—	—	—	(3)	—	(3)	—	(3)

Total comprehensive income						271	20	291
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(9)	(9)	—	(9)
Cumulative effect of adoption of FIN 48	—	—	—	—	21	21	—	21
Effect of adoption of SFAS 158, net of tax	—	—	—	(3)	—	(3)	—	(3)
Dividends paid	—	—	—	—	—	—	(1)	(1)
Stock compensation expense	—	—	6	—		6	—	6

Balance, February 2, 2008	49	$—	$11	$20	$(419)	$(388)	$153	$(235)

Net earnings (loss) for the period	—	$—	$—	$—	$218	$218	$(7)	$211
Foreign currency translation adjustments, net of tax	—	—	—	(56)	—	(56)	16	(40)
Unrealized loss on hedged transactions, net of tax	—	—	—	(21)	—	(21)	—	(21)
Unrealized actuarial gain, net of tax	—	—	—	3	—	3	(1)	2
Foreign currency effect on liquidation of foreign subsidiary	—	—	—	(39)	—	(39)	—	(39)

Total comprehensive income						105	8	113
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	1	1	—	1
Acquisition of 14.35% of Toys-Japan shares	—	—	—	—	—	—	(37)	(37)
Dividends paid	—	—	—	—	—	—	(2)	(2)
Stock compensation expense	—	—	8	—	—	8	—	8

Balance, January 31, 2009	49	$—	$19	$(93)	$(200)	$(274)	$122	$(152)

Net earnings (loss) for the period	—	$—	$—	$—	$312	$312	$(8)	$304
Foreign currency translation adjustments, net of tax	—	—	—	19	—	19	—	19
Unrealized gain on hedged transactions, net of tax	—	—	—	10	—	10	—	10
Unrealized actuarial loss, net of tax	—	—	—	(1)	—	(1)	—	(1)

Total comprehensive income						340	(8)	332
Acquisition of 28.12% of Toys-Japan shares	—	—	(4)	20	—	16	(82)	(66)
Stock compensation expense	—	—	4	—	—	4	—	4
Repurchase of common stock	—	(8)	—	—	—	(8)	—	(8)
Issuance of common stock	—	1	6	—	—	7	—	7

Balance, January 30, 2010	49	$(7)	$25	$(45)	$112	$85	$32	$117

(1)	For all periods presented, the amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. We are the leading global specialty retailer of toys and juvenile products, and the only specialty toy and juvenile products retailer that operates on a national scale in the United States. We sell a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through our retail locations and the Internet. Our brand names are highly recognized in North America, Europe and Asia, and our expertise in the specialty toy and juvenile retail space, our broad range of product offerings, our substantial scale and geographic footprint and our strong vendor relationships account for our market-leading position and distinguish us from the competition. As of January 30, 2010, we operated 849 stores in 49 states in the United States and Puerto Rico, and owned, licensed or franchised 717 retail stores in 33 countries outside the United States.

Our retail business began in 1948 when founder Charles Lazarus opened a baby furniture store, Children’s Bargain Town, in Washington, D.C. The Toys “R” Us name made its debut in 1957. By 1978, the year Toys “R” Us went public, the chain had grown to 72 stores, concentrated in the Northeast section of the United States. The Babies “R” Us brand was established in 1996, further solidifying the Company’s reputation as a leading consumer destination for toys and juvenile products.

On July 21, 2005, we were acquired through a $6.6 billion merger (the “Merger”) by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC (“Bain”), Kohlberg Kravis Roberts & Co., L.P. (“KKR”), and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”), along with a fourth investor, GB Holdings I, LLC, an affiliate of Gordon Brothers, a consulting firm that is independent from and unaffiliated with the Sponsors and management.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. Unless otherwise stated, references to years in this report relate to the fiscal years below:

Fiscal Year	Number of Weeks	Ended
2009	52	January 30, 2010
2008	52	January 31, 2009
2007	52	February 2, 2008

Financial Accounting Standards Board Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”) finalized the “FASB Accounting Standards Codification” (“Codification” or “ASC”), which is effective for periods ending on or after September 15, 2009. Accordingly, as of August 2, 2009, we have implemented the ASC structure required by the FASB and any references to guidance issued by the FASB in these footnotes are to the ASC, in addition to the other legacy standards. The ASC does not change how we account for our transactions or the nature of the related disclosures made.

Basis of Presentation

On February 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” which has been incorporated into the Codification under ASC Topic 810 (“ASC 810”). ASC 810 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. ASC 810 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The presentation and disclosure requirements of ASC 810 were applied retrospectively.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. We eliminate all inter-company balances and transactions.

Variable Interest Entities

Financial Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“VIEs”), which has been incorporated into the Codification under ASC 810, requires the consolidation of entities that are controlled by a company through interests other than voting interests. Under the requirements of this topic, an entity that maintains a majority of the risks or rewards associated with VIEs is viewed to be effectively in the same position as the parent in a parent-subsidiary relationship.

We evaluate our lending vehicles, including our commercial mortgage-backed securities, structured loans and any joint venture interests to determine whether we are the primary beneficiary of a VIE. The primary beneficiary will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of holding a VIE.

During fiscal 2008, we terminated the secured borrowing arrangement with KK Funding Corporation (“KKFC”), which we had previously identified and consolidated as a VIE during fiscal 2007 in accordance with ASC 810. During fiscal 2006, we identified Vanwall Finance PLC (“Vanwall”) as a VIE and concluded that in accordance with ASC 810, Vanwall should not be consolidated. As of January 30, 2010, the Company has not identified any subsequent changes to Vanwall’s governing documents or contractual arrangements that would change the characteristics or adequacy of the entity’s equity investment at risk in accordance with ASC 810 reconsideration guidance. In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-10, “Consolidation (Topic 810): Amendments for Certain Investment Funds” (“ASU 2010-10”). This ASU is effective as of fiscal 2010. We are currently reassessing Vanwall in accordance with ASU 2010-10. For further details, refer to Note 2 entitled “LONG-TERM DEBT.”

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

Reclassifications of Previously Issued Financial Statements

We have decreased Net cash used in investing activities and increased Net cash used in financing activities by $34 million for the period ended January 31, 2009 to restate the June 10, 2008 tender offer to purchase additional shares in Toys “R” Us – Japan, Ltd. (“Toys – Japan”) that were previously presented as an investing activity rather than as a financing activity. These changes were made pursuant to our adoption of and retrospective application of ASC 810 and had no effect on our previously reported Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity (Deficit).

In fiscal 2009, we reclassified $5 million and $33 million of Net gains on sales of properties related to fiscal year 2008 and 2007, respectively, into Other income, net on our Consolidated Statements of Operations. This change had no effect on our previously reported Consolidated Statements of Operations.

We have reclassified $93 million from Accrued expenses and other current liabilities to Accounts payable on our Consolidated Balance Sheet at January 31, 2009. This reclassification was made to reflect non-merchandise accounts payable within Accounts payable. This change had no effect on our previously reported Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity (Deficit).

On June 10, 2008, our Former Parent transferred all of its assets and liabilities to us in exchange for us issuing 48,955,808 shares of our Post-Reorganization Stock. This reorganization has been reflected in these financial statements as if it had occurred as of the earliest period presented. See Note 20 entitled “REORGANIZATION” for further details.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents

We consider our highly liquid investments with original maturities of three months or less at acquisition to be cash equivalents. Book cash overdrafts are reclassified to accounts payable.

Restricted Cash

Restricted cash represents collateral and other cash that is restricted from withdrawal. As of January 30, 2010 and January 31, 2009, we had restricted cash of $44 million and $193 million, respectively. Such restricted cash primarily serves as collateral for certain property financings we entered into during fiscal 2005 and 2006, and interest rate swaps entered into during fiscal 2008. The decrease in restricted cash compared to fiscal 2008 is primarily the result of the repayment of our unsecured credit agreement and our secured real estate loans. Refer to Note 2 entitled “LONG-TERM DEBT” for further details.

Accounts and Other Receivables

Accounts and other receivables consist primarily of receivables from vendor allowances and consumer credit card and debit card transactions.

Merchandise Inventories

We value our merchandise inventories at the lower of cost or market, as determined by the weighted average cost method. Cost of sales represents the weighted average cost of the individual items sold and is affected by adjustments to reflect current market conditions, merchandise allowances from vendors, estimated inventory shortages and estimated losses from obsolete and slow-moving inventory. We changed our method of accounting for inventory from the retail inventory method to the weighted average cost method for our Domestic segment as of February 3, 2008.

Property and Equipment, Net

We record property and equipment at cost. Leasehold improvements represent capital improvements made to our leased properties. We record depreciation and amortization using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable.

We capitalize interest for new store construction-in-progress in accordance with ASC Topic 835, formerly Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost.” Capitalized interest amounts are immaterial.

Asset Retirement Obligations

We account for asset retirement obligations (“ARO”) in accordance with ASC Topic 410 (“ASC 410”), formerly SFAS No. 143, “Accounting for Asset Retirement Obligations” and FIN No. 47 “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143,” which require us to recognize a liability for the fair value of obligations to retire tangible long-lived assets when there is a legal obligation to incur such costs. We recognize a liability for asset retirement obligations, capitalize asset retirement costs and amortize these costs over the life of the assets. As of January 30, 2010 and January 31, 2009, we had approximately $61 million and $56 million, respectively, recorded for ARO.

Goodwill, Net

Details on goodwill by segment are as follows:

(In millions )	January 30, 2010	January 31, 2009
Domestic	$361	$359
International	21	21

Total	$382	$380

On May 28, 2009, we acquired certain assets and liabilities of FAO Schwarz which resulted in $2 million of goodwill. Refer to Note 18 entitled “ACQUISITIONS” for further details.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On June 10, 2008, we purchased an additional 14% of Toys – Japan common stock. As a result of this purchase, the acquired assets and assumed liabilities were adjusted to their fair values and resulted in additional goodwill of $11 million recorded and assigned to the Toys – Japan operations of our International reporting segment in fiscal 2008. On November 10, 2009, we purchased an additional 28% of Toys – Japan common stock. This purchase did not impact goodwill. Refer to Note 19 entitled “TOYS – JAPAN SHARE ACQUISITION” for further details.

Goodwill is evaluated for impairment annually or whenever we identify certain triggering events that may indicate impairment, in accordance with the provisions of ASC Topic 350 (“ASC 350”), formerly SFAS No. 142, “Goodwill and Other Intangible Assets.” We test goodwill for impairment by comparing the fair values and carrying values of our reporting units.

We estimated the fair values of our reporting units on the first day of the fourth quarter of each year, which for fiscal 2009 was November 1, 2009, using the market multiples approach and the discounted cash flow analysis approach. Based on our estimates of our reporting units’ fair values at November 1, 2009, we determined that none of the goodwill associated with our reporting units was impaired.

Debt Issuance Costs

We defer debt issuance costs, which are classified as non-current other assets, and amortize the costs into Interest expense over the term of the related debt facility. Unamortized amounts at January 30, 2010 and January 31, 2009 were $145 million and $82 million, respectively. Deferred financing fees amortized to Interest expense for fiscals 2009, 2008 and 2007 were $54 million, $34 million and $31 million, respectively, which is inclusive of accelerated amortization due to certain debt repayments.

Insurance Risks

We self-insure a substantial portion of our workers’ compensation, general liability, auto liability, property, medical, prescription drug and dental insurance risks, in addition to maintaining third party insurance coverage. Provisions for losses related to self-insured risks are based upon actuarial techniques and estimates for incurred but not reported claims. We record the liability for workers’ compensation on a discounted basis. We also maintain insurance coverage above retention amounts of $15 million for employment practices liability, $8 million for catastrophic events, $5 million for property, $4 million for auto liability and a minimum of approximately $1 million for workers’ compensation to limit the exposure related to such risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. As of January 30, 2010 and January 31, 2009, we had approximately $93 million and $103 million, respectively, of reserves for self-insurance risk which have been included in Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits and commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments and contingencies, refer to Note 16 entitled “COMMITMENTS AND CONTINGENCIES.”

Leases

We lease store locations, distribution centers, equipment and land used in our operations. We account for our leases under the provisions of ASC Topic 840 (“ASC 840”), formerly SFAS No. 13, “Accounting for Leases,” and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Assets held under capital lease are included in Property and equipment, net. As of January 30, 2010 and January 31, 2009, accumulated depreciation related to capital leases for property and equipment was $49 million and $44 million, respectively.

Operating leases are recorded on a straight-line basis over the lease term. At the inception of a lease, we determine the lease term by assuming the exercise of renewal options that are reasonably assured. Renewal options are exercised at our sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the useful life of buildings and leasehold improvements are limited by the expected lease term. Refer to Note 9 entitled “LEASES” for further details.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Deferred Rent

We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as a deferred rent liability or asset. Deferred rent liabilities are recorded in our Consolidated Balance Sheets in the total amount of $284 million and $268 million at January 30, 2010 and January 31, 2009, respectively, of which $9 million and $8 million are recorded in Accrued expenses and other current liabilities, respectively. Landlord incentives and abatements are included in Deferred rent liabilities and amortized over the term of the lease.

Financial Instruments

We enter into foreign exchange forward contracts to minimize the risk associated with currency fluctuations relating to our foreign subsidiaries. We also enter into derivative financial arrangements such as interest rate swaps and interest rate caps to hedge interest rate risk associated with our long-term debt. We account for derivative financial instruments in accordance with ASC Topic 815 (“ASC 815”), formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and record the fair values of these instruments within our Consolidated Balance Sheets as Other assets and liabilities. ASC 815 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. We record the changes in fair value of derivative instruments, which do not qualify and therefore are not designated for hedge accounting, in our Consolidated Statements of Operations. If we determine that we do qualify for hedge accounting treatment, the following is a summary of the impact on our Consolidated Financial Statements:

•

For designated cash flow hedges, the effective portion of the changes in the fair value of derivatives are recorded in other comprehensive (loss) income and subsequently recorded in Interest expense in the Consolidated Statements of Operations at the time the hedged item affects earnings.

•

For designated cash flow hedges, the ineffective portion of a hedged derivative instrument’s change in fair value is immediately recognized in Interest expense in the Consolidated Statements of Operations.

Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for more information related to our accounting for derivative financial instruments. We did not have significant credit risk related to our financial instruments at January 30, 2010 and January 31, 2009.

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

Other revenues of $79 million, $93 million and $83 million for fiscals 2009, 2008 and 2007, respectively, are included in Net sales. Other revenues consist of shipping, licensing and franchising fees, warranty and consignment income and non-core product related revenue.

Reserve for Sales Returns

We reserve amounts for sales returns for estimated product returns by our customers based on historical return experience, changes in customer demand, known returns we have not received, and other assumptions. The balances of our reserve for sales returns were $9 million and $8 million at January 30, 2010 and January 31, 2009, respectively.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Cost of Sales and SG&A Expenses

The following table illustrates costs associated with each expense category:

“Cost of sales”	“SG&A”
• merchandise acquired from vendors;	• store payroll and related payroll benefits;

• freight in;	• rent and other store operating expenses;

• provision for excess and obsolete inventories;	• advertising and promotional expenses;

• shipping costs; • provision for inventory shortages; and • credits and allowances from our merchandise vendors.	• costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

• restructuring charges; and

• other corporate-related expenses.

Credits and Allowances Received from Vendors

We receive credits and allowances that are related to formal agreements negotiated with our vendors. These credits and allowances are predominantly for cooperative advertising, promotions and volume related purchases. We treat credits and allowances, including cooperative advertising allowances, as a reduction of product cost in accordance with the provisions of ASC Topic 605 (“ASC 605”), formerly Emerging Issues Task Force Issue (“EITF”) No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products.

In addition, we record sales net of in-store coupons that are redeemed, in accordance with EITF Issue 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers,” which has also been incorporated into the Codification under ASC 605.

Advertising Costs

Gross advertising costs are recognized in SG&A at the point of first broadcast or distribution and were $428 million, $453 million and $412 million in fiscals 2009, 2008 and 2007, respectively.

Pre-opening Costs

The cost of start-up activities, including organization costs, related to new store openings are expensed as incurred.

Costs of Computer Software

We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of ASC 350, formerly Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” issued by the American Institute of Certified Public Accountants. We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of ASC 350 are met. We expense those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities as they are incurred. We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over a useful life of five years, beginning when the software is ready for its intended use. We amortized computer software costs of $25 million for fiscal 2009, and $32 million for each of fiscals 2008 and 2007, respectively.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Other Income, net

Other income, net includes the following:

	Fiscal Years Ended
(In millions)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Gain on litigation settlement	$(51)	$—	$—
Credit card program income	(31)	(35)	(39)
Gift card breakage income	(20)	(78)	(17)
Net gains on sales of properties	(6)	(5)	(33)
Impairment of long-lived assets	7	33	13
Gain on liquidation of a foreign subsidiary	—	(39)	—
Other (1)	(11)	(4)	(8)

Total	$(112)	$(128)	$(84)

(1)	Includes fixed asset write-offs, gains and losses resulting from foreign currency translation related to operations and other miscellaneous income and expense charges.

Gain on Litigation Settlement

In fiscal 2009, we recognized a $51 million gain related to the litigation settlement with Amazon.com (“Amazon”) which was recorded in Other income, net. Refer to Note 15 entitled “LITIGATION AND LEGAL PROCEEDINGS” for further information.

Credit Card Program

We currently operate under a Credit Card Program agreement (the “Agreement”) with a third-party credit lender to offer co-branded and private label credit cards to our customers, which expires in June 2012. The credit lender provides financing for our customers to purchase merchandise at our stores and other businesses and funds and administrates the customer loyalty program for credit card holders. We received an up-front incentive payment for entering into the Agreement, which is deferred and is being amortized ratably over the life of the Agreement. In addition, we receive bounty fees for credit card activations and royalties on the co-branded and private label credit cards. Bounty fees are recognized ratably over the life of the contract based upon our expected performance. Royalties are recognized when earned and realizable.

During fiscals 2009, 2008 and 2007, we recognized $31 million, $35 million and $39 million of other income, respectively, relating to the credit card program. At January 30, 2010 and January 31, 2009, a total of $7 million and $16 million of deferred credit card income, respectively, is included in Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets. Partially offsetting the income from the credit card program are costs incurred to generate the income such as sales discounts (included as a reduction of Net sales) provided to customers upon activation.

Gift Cards and Breakage

We sell gift cards to customers in our retail stores, through our websites and through third parties and, in certain cases, provide gift cards for returned merchandise and in connection with promotions. We recognize income from gift card sales when the customer redeems the gift card, as well as an estimated amount of unredeemed liabilities (“breakage”). Gift card breakage is recognized proportionately, utilizing management estimates and assumptions based on actual redemptions, the estimated useful life of the gift card and an estimated breakage rate of unredeemed liabilities. Our estimated gift card breakage represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote and for which we have determined that we do not have a legal obligation to remit the value to the relevant jurisdictions. Income related to customer gift card redemption is included in Net sales, whereas income related to gift card breakage is recorded in Other income, net in our Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Prior to the fourth quarter of fiscal 2008, the Company recognized breakage income when gift card redemptions were deemed remote and the Company determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction (“Cliff Method”), based on historical information. At the end of the fourth quarter of fiscal 2008, the Company concluded it had accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, the Company changed its method for recording gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards (“Redemption Method”). As a result, the cumulative catch up adjustment recorded in fiscal 2008 resulted in an additional $59 million of gift card breakage income. In addition, we recognized $20 million, $19 million and $17 million of gift card breakage income in fiscals 2009, 2008 and 2007, respectively.

Net Gains on Sales of Properties

Net gains on sales of properties were $6 million, $5 million and $33 million for fiscals 2009, 2008 and 2007, respectively. Refer to Note 5 entitled “PROPERTY AND EQUIPMENT” for further information.

Impairment of Long-Lived Assets and Costs Associated with Exit Activities

We evaluate the carrying value of all long-lived assets, which include property, equipment and finite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic 360 (“ASC 360”), formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If a long-lived asset is found to be non-recoverable, we record an impairment charge equal to the difference between the asset’s carrying value and fair value. This evaluation requires management to make judgments relating to future cash flows, growth rates, and economic and market conditions. These evaluations are based on determining the fair value of an asset using a valuation method such as discounted cash flow or a relative, market-based approach.

During fiscals 2009, 2008 and 2007, we recorded total impairment losses of $7 million, $33 million and $13 million, respectively. Impairment losses are recorded in Other income, net within our Consolidated Statement of Operations. These impairments were primarily due to the identification of underperforming stores, the relocation of certain stores and a decrease in real estate market values. In the future, we plan to relocate additional stores and may incur additional asset impairments.

For any store closing where a lease obligation still exists, we record the estimated future liability associated with the rental obligation less any estimated sublease income on the date the store is closed in accordance with ASC Topic 420, formerly SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Refer to Note 10 entitled “RESTRUCTURING AND OTHER CHARGES” for charges related to restructuring initiatives.

Gain on Liquidation of a Foreign Subsidiary

In fiscal 2008, the operations of TRU (HK) Limited, our wholly-owned subsidiary, were substantially liquidated. As a result, we recognized a $39 million gain representing a cumulative translation adjustment, in accordance with ASC Topic 830, formerly SFAS No. 52 “Foreign Currency Translation.” The gain is included in Other income, net in our Consolidated Statements of Operations and as Foreign currency effect on liquidation of foreign subsidiary in our Consolidated Statement of Stockholders’ Equity (Deficit).

Foreign Currency Translation

The functional currencies of our foreign subsidiaries are as follows:

•	Australian dollar for our subsidiary in Australia;

•	British pound sterling for our subsidiary in the United Kingdom;

•	Canadian dollar for our subsidiary in Canada;

•	Euro for subsidiaries in Austria, France, Germany, Spain and Portugal;

•	Japanese yen for our subsidiary in Japan; and

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•	Swiss franc for our subsidiary in Switzerland.

Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period. The resulting translation adjustments are recorded in Accumulated other comprehensive (loss) income within Stockholders’ Equity (Deficit).

Gains and losses resulting from foreign currency transactions related to operations have been immaterial and are included in Other income, net. Foreign currency transactions related to short-term, cross-currency intercompany loans amounted to a gain of $28 million, a loss of $38 million and a gain of $14 million for fiscals 2009, 2008 and 2007, respectively. Such amounts were included in Interest expense.

We economically hedge these short-term, cross-currency intercompany loans with foreign currency forward contracts. These derivative contracts were not designated as hedges under ASC 815 and are recorded on our Consolidated Balance Sheets at fair value with a gain or loss recorded on the Consolidated Statements of Operations in Interest expense. For fiscals 2009, 2008 and 2007 we recorded a loss of $28 million, a gain of $38 million and a loss of $14 million, respectively. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

Income Taxes

Income taxes are accounted for in accordance with ASC Topic 740 (“ASC 740”), formerly SFAS No. 109, “Accounting for Income Taxes.” Under ASC 740, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction.

At any one time, our tax returns for many tax years are subject to examination by U.S. Federal, state and non-U.S. taxing jurisdictions. We establish tax liabilities in accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which has been codified under ASC 740 and was adopted on February 4, 2007. The provisions of ASC 740 clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribe a recognition threshold and measurement attributes for income tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. We adjust these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases, and outcomes of tax audits. To the extent our actual tax liability differs from our established tax liabilities for unrecognized tax benefits, our effective tax rate may be materially impacted.

At January 30, 2010 and January 31, 2009, we reported unrecognized tax benefits in Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets. These tax liabilities do not include a portion of our unrecognized tax benefits, which have been recorded as a reduction of Deferred tax assets related to net operating losses. For further information, refer to Note 11 entitled “INCOME TAXES.”

Stock-Based Compensation

Under the provisions of ASC Topic 718 (“ASC 718”), formerly SFAS No. 123(R) (revised 2004), “Share-Based Payment,” stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We have applied ASC 718 to new awards and to awards modified, repurchased or cancelled since January 29, 2006. We continue to account for any portion of awards outstanding at January 29, 2006 that has not been modified, repurchased or cancelled using the provisions of Accounting Principles Board Opinion 25. For further information refer to Note 7 entitled “STOCK-BASED COMPENSATION.”

NOTE 2 —LONG-TERM DEBT

A summary of the Company’s Long-term debt as well as the effective interest rates on our outstanding variable rate debt as of January 30, 2010 and January 31, 2009, respectively, is outlined in the table below:

(In millions)	January 30, 2010	January 31, 2009
Unsecured credit agreement, due December 8, 2009 (6.14%) (1)	$—	$1,300
Secured real estate loan, due August 9, 2010 (1.64%) (2)	—	800
Toys-Japan committed credit lines due fiscal 2011	—	18
$2.1 billion secured revolving credit facility, expires fiscal 2010-2012 (3)	—	—
Toys-Japan 1.20%-2.85% loans due fiscals 2010-2014	172	171
7.625% notes, due fiscal 2011 (4)	507	512
Secured term loan facility, due fiscal 2012 (7.39% and 4.58%) (3)	798	797
Unsecured credit facility, due fiscal 2012 (8.14% and 5.33%) (3)	180	180
French real estate credit facility, due fiscal 2012 (4.51% and 4.51%)	86	81
Spanish real estate credit facility, due fiscal 2012 (4.51% and 4.51%)	180	168
European and Australian asset-based revolving credit facility expires fiscal 2012 (5)	—	—
U.K. real estate senior credit facility, due fiscal 2013 (5.02% and 5.02%)	562	514
U.K. real estate junior credit facility, due fiscal 2013 (6.84% and 6.84%)	99	91
7.875% senior notes, due fiscal 2013 (4)	395	393
10.750% senior notes, due fiscal 2017 (6)	926	—
8.500% senior secured notes, due fiscal 2017 (7)	715	—
7.375% senior notes, due fiscal 2018 (4)	406	406
8.750% debentures, due fiscal 2021 (8)	22	22
Finance obligations associated with capital projects	101	37
Capital lease obligations	47	55

	5,196	5,545
Less current portion (9)	162	98

Total Long-term debt (10)	$5,034	$5,447

(1)	On July 9, 2009, we repaid the outstanding loan balance of $1,267 million plus accrued interest and fees.
(2)	On November 20, 2009, we repaid the outstanding loan balance of $800 million plus accrued interest and fees.
(3)	Represents obligations of Toys “R” Us – Delaware, Inc. (“Toys – Delaware”).
(4)

Represents obligations of Toys “R” Us, Inc. legal entity. For further details on parent company information, refer to Schedule I — Parent Company Condensed Financial Statements and Notes to the Condensed Financial Statements.

(5)

On October 15, 2009 we repaid and terminated the multicurrency revolving credit facility in conjunction with the establishment of the European and Australian secured revolving credit facility (the “European ABL”).

(6)	Represents obligations of Toys “R” Us Property Company I, LLC (“TRU Propco I”) and its subsidiaries.
(7)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).
(8)	Represents obligations of Toys “R” Us, Inc. and Toys – Delaware, Inc.
(9)

Current portion of Long-term debt as of January 30, 2010 and January 31, 2009 is primarily comprised of $127 million in Toys – Japan bank loans maturing on January 17, 2011 and $65 million of payments made on the $1,267 million unsecured credit agreement, respectively.

(10)

We maintain derivative instruments on certain of our long-term debt, which impact our effective interest rates. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

As of January 30, 2010, we had total indebtedness of $5,196 million, of which $2,588 million was secured indebtedness. Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our and our subsidiaries’ abilities to:

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

The amount of net assets that were subject to such restrictions was approximately $709 million as of January 30, 2010. Certain of our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.

Due to the deterioration in the credit markets, some financial institutions have reduced and, in certain cases, ceased to provide funding to borrowers. We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. Currently we have funds available to finance our operations under our $2.1 billion secured revolving credit facility through May 2012, our European ABL through October 2012 and our Toys – Japan unsecured credit lines through March 2011. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy or failure. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.

The total fair values of our Long-term debt, with carrying values of $5.2 billion and $5.5 billion at January 30, 2010 and January 31, 2009, were $4.8 billion and $2.9 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.

The annual maturities of our Long-term debt, including current portions, at January 30, 2010 are as follows:

(In millions)	Annual Maturities
2010	$162
2011	542
2012	1,260
2013	1,055
2014	5
2015 and subsequent	2,172

Total	$5,196

$2.1 billion secured revolving credit facility, expires fiscal 2010-2012 ($0 at January 30, 2010)

On June 24, 2009, Toys – Delaware and certain of its subsidiaries amended and restated the credit agreement for their $2.0 billion five-year secured revolving credit facility in order to extend the maturity date of a portion of the facility and amend certain other provisions. The facility as amended provides for a bifurcation of the prior facility into a $517 million tranche maturing on July 21, 2010, continuing to bear a tiered floating interest rate of LIBOR plus a margin of between 1.00%—2.00% depending on availability and a $1,526 million tranche maturing on May 21, 2012 and bearing a tiered floating interest rate of LIBOR plus a margin of 3.75%—4.25% depending on usage. We capitalized approximately $51 million in additional deferred financing fees associated with the amended and restated credit agreement. On November 13, 2009, we partially exercised the accordion feature of the secured revolving credit facility, increasing the credit available, subject to borrowing base restrictions, from $2,043 million to $2,148 million.

This secured revolving credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets of Toys – Delaware, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants, including, among other things, covenants that restrict Toys – Delaware’s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. The secured revolving credit facility, as amended pursuant to the amended and restated credit agreement, requires Toys – Delaware to maintain “capped” availability at all times (except during the holiday period) of no less than the greater of (x) $125 million or (y) 12.5% of the “line cap” (which is the lesser of the total commitments at any time and the aggregate combined borrowing base). During the “holiday period,” which runs from October 15 to December 15 each year starting in 2010, Toys – Delaware must maintain “capped” availability of no less than $100 million and “uncapped” availability of no less than 15% of the aggregate combined borrowing base, unless Toys – Delaware has otherwise elected for the non-holiday thresholds to apply for such holiday period. Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory and eligible credit card receivables less any applicable availability reserves. At January 30, 2010, we had no outstanding borrowings, a total of $109 million of outstanding letters under this credit facility and excess availability of $874 million. This amount is also subject to a minimum availability covenant, which was $125 million at January 30, 2010, with remaining availability of $749 million in excess of the covenant. Outstanding borrowings under this facility are considered to be long-term since they may be refinanced under the tranche maturing on May 21, 2012. At January 30, 2010, deferred financing expenses recorded for this credit facility were $50 million included in Other assets on our Consolidated Balance Sheets.

Toys – Japan Unsecured Credit Lines, expires fiscal 2011 ($0 at January 30, 2010)

On March 31, 2008, Toys – Japan entered into an agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($222 million at January 30, 2010), which expires on March 30, 2011, and bears an interest rate of TOKYO INTER BANK OFFERED RATE (“TIBOR”) plus 0.63% per annum. At January 30, 2010, we had no outstanding debt under Tranche 1 with $222 million of availability.

On March 30, 2009, Toys – Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 was available in amounts of up to ¥12.6 billion ($140 million at January 30, 2010) scheduled to expire on March 30, 2010, and bears an interest rate of TIBOR plus 0.63% per annum. At January 30, 2010, we had no outstanding Short-term debt under Tranche 2 with $140 million of availability. We paid fees of $1 million to refinance Tranche 2, which were capitalized as deferred debt issuance costs and are amortized over the term of the agreement. As of January 30, 2010, deferred financing expenses recorded for this agreement were nominal and included in Other assets on our Consolidated Balance Sheets.

These agreements contain covenants, including, among other things, covenants that require Toys – Japan to maintain a certain minimum level of net assets and profitability during the agreement terms. The agreement also restricts us from reducing our ownership percentage in Toys – Japan.

Subsequent Event

On February 26, 2010, Toys – Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 will be available on March 29, 2010 in amounts of up to ¥13.0 billion ($146 million at February 26, 2010), expiring on March 28, 2011, and will bear an interest rate of TIBOR plus 0.80% per annum. We paid fees of $2 million to refinance Tranche 2, which will be capitalized as deferred debt issuance costs and amortized over the term of the agreement.

European ABL, expires fiscal 2012 ($0 at January 30, 2010)

On October 15, 2009, certain of our foreign subsidiaries entered into the European ABL, which provides for a three-year £112 million ($179 million at January 30, 2010) senior secured asset-based revolving credit facility which expires October 15, 2012. On November 19, 2009, we partially exercised the accordion feature which increased availability to include additional lender commitments. This increased the ceiling of the facility from £112 million to £124 million ($198 million at January 30, 2010). Borrowings under the European ABL are subject, among other things, to the terms of a borrowing base derived from the value of eligible inventory and eligible accounts receivable of certain of Toys “R” Us Europe, LLC’s (“Toys Europe”) and Toys “R” Us Australia Holdings, LLC’s (“Toys Australia”) subsidiaries. The terms of the European ABL include a customary cash dominion trigger requiring the cash of certain of Toys Europe’s and Toys Australia’s subsidiaries to be applied to pay down outstanding loans if availability falls below certain thresholds. The European ABL also contains a springing fixed charge coverage ratio of 1.10 to 1.00 based on the EBITDA and fixed charges of Toys Europe, Toys Australia and their subsidiaries. Loans under the European ABL bear interest at a rate based on LIBOR/the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 4.00% for the first year and thereafter 3.75%, 4.00% or 4.25% depending on availability. A commitment fee accrues on any unused portion of the commitments at a rate per annum also based on usage. Borrowings under the European ABL are guaranteed to the extent legally possible and practicable by Toys Europe, Toys Australia and certain of their material subsidiaries. Borrowings are secured by substantially all assets which are not already pledged, of Toys Europe, Toys Australia and certain UK and Australian obligors, as well as by share pledges over the shares of (and certain assets of) other material subsidiaries. The European ABL contains covenants that, among other things, restrict the ability of Toys Europe and Toys Australia and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, repurchase or pay dividends or make certain other restricted payments on capital stock, make acquisitions and investments or engage in mergers or consolidations. At January 30, 2010, we had no outstanding borrowings and $71 million of availability under the European ABL. At January 30, 2010, deferred financing expenses recorded for this credit facility were $8 million included in Other assets on our Consolidated Balance Sheets.

On October 15, 2009, in conjunction with entering into the European ABL we terminated the Multi-currency revolving credit facility.

7.625% notes, due fiscal 2011 ($507 million at January 30, 2010)

On July 24, 2001, we issued $500 million of notes bearing interest at 7.625% per annum maturing on August 1, 2011. The notes were issued at a discount of $1 million which resulted in the receipt of proceeds of $499 million. Simultaneously with the issuance of the notes, we entered into interest rate swap agreements. We subsequently terminated the interest rate swap agreements and received a payment of $27 million which is being amortized over the remaining term of the notes. Interest is payable semi-annually on February 1 and August 1 of each year. These notes carry a limitation on creating liens on domestic real property or improvements or the stock or indebtedness of domestic subsidiaries (subject to certain exceptions) that exceed the greater of 10% of the consolidated net tangible assets or 15% of the consolidated capitalization. The covenants also restrict sale and leaseback transactions (subject to certain exceptions) unless net proceeds are at least equal to the sum of all costs incurred in connection with the acquisition of the principal property and a lien would be permitted on such principal property. At January 30, 2010, deferred financing expenses recorded for these notes were $1 million included in Other assets on our Consolidated Balance Sheets.

Secured term loan facility, due fiscal 2012 ($798 million at January 30, 2010)

On July 19, 2006, Toys – Delaware entered into the Secured Credit Facilities (the “Secured Credit Facilities”) with a syndicate of financial institutions. The syndicate includes affiliates of KKR, an indirect equity owner of the Company, which owned 12% of the loan amount as of January 30, 2010 and January 31, 2009, respectively. Obligations under the Secured Credit Facilities are guaranteed by substantially all domestic subsidiaries of Toys – Delaware (other than the real estate borrowers) and the borrowings are secured by accounts receivable, inventory and intellectual property of Toys – Delaware and the guarantors. The Secured Credit Facilities contain customary covenants, including, among other things, covenants that restrict the ability of Toys – Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. The term loan facility bears interest equal to LIBOR plus 4.25% per annum and matures on July 19, 2012. At January 30, 2010, the unamortized discount recorded for this loan facility was $2 million. At January 30, 2010, deferred financing expenses recorded for this loan facility were $21 million included in Other assets on our Consolidated Balance Sheets.

Unsecured credit facility, due fiscal 2012 ($180 million at January 30, 2010)

On December 1, 2006, Toys – Delaware entered into an unsecured credit facility (the “Unsecured Credit Facility”) with a syndicate of financial institutions and other lenders. The syndicate includes affiliates of Vornado and KKR, indirect equity owners of the Company, which owned 15% and 14% of the loan as of January 30, 2010, respectively, and each owned 15% of the loan as of January 31, 2009. The Unsecured Credit Facility matures on January 19, 2013 and bears interest equal to LIBOR plus 5.00% per annum or, at the option of Toys – Delaware, prime plus 4.00% per annum. In fiscals 2009 and 2008, the loan bore an interest rate of 5.00% plus LIBOR. At January 30, 2010, deferred financing expenses recorded for this credit facility were $2 million included in Other assets on our Consolidated Balance Sheets.

In addition, obligations under the Unsecured Credit Facility are guaranteed by substantially all domestic subsidiaries of Toys – Delaware (other than the real estate borrowers). The Unsecured Credit Facility contains the same customary covenants as those under the Secured Credit Facilities.

€63 million French and €131 million Spanish real estate credit facilities, due fiscal 2012 ($86 million and $180 million at January 30, 2010, respectively)

On January 23, 2006, our indirect wholly-owned subsidiaries Toys “R” Us France Real Estate SAS and Toys “R” Us Iberia Real Estate S.L. entered into the French and Spanish real estate credit facilities, respectively. These facilities are secured by, among other things, selected French and Spanish real estate. The maturity date for each of these loans is February 1, 2013. The loans have interest rates of EURIBOR plus 1.50% plus mandatory costs per annum. The loan agreements contain covenants that restrict the ability of the borrowers to engage in mergers or consolidations, incur additional indebtedness, or create or permit additional liens on assets. The loan agreements also require the borrower to maintain interest coverage ratios of 110%. If the coverage ratio is less than 110% there is a 10 day window to prevent default. The borrower has an option to pay down the loan to increase the coverage up to 110%, acquire new properties or deposit collateral into an appropriate account. However, this cannot occur in two consecutive periods or more than six times during the life of the debt instrument. At January 30, 2010, deferred financing expenses recorded for the French and Spanish credit facilities were $3 million and $4 million, respectively, included in Other assets on our Consolidated Balance Sheets.

£354 million U.K. real estate senior and £63 million U.K. real estate junior credit facilities, due fiscal 2013 ($562 million and $99 million at January 30, 2010, respectively)

On February 8, 2006, Toys “R” Us Properties (UK) Limited (“Toys Properties”), our indirect wholly-owned subsidiary, entered into a series of secured senior and junior loans with Vanwall Finance PLC (“Vanwall”) as the Issuer and Senior Lender and The Royal Bank of Scotland PLC as Junior Lender. These facilities are secured by, among other things, selected U.K. real estate. The U.K. real estate senior credit facility bears interest of 5.02% plus mandatory costs. The U.K. real estate junior credit facility bears interest at an annual rate of LIBOR plus a margin of 2.25% plus mandatory costs. At January 30, 2010, deferred financing expenses recorded for these credit facilities were $4 million included in Other assets on our Consolidated Balance Sheets.

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

Vanwall is a variable interest entity established with the limited purpose of issuing and administering the notes under the credit agreement with Toys Properties. On February 9, 2006, Vanwall issued $620 million of multiple classes of commercial mortgage backed floating rate notes (the “Floating Rate Notes”) to third party investors (the “Bondholders”), which are publicly traded on the Irish Stock Exchange Limited. The proceeds from the Floating Rate Notes issued by Vanwall were used to fund the Senior Loan to Toys Properties. Pursuant to the Credit Agreement, Vanwall is required to maintain an interest rate swap which effectively fixed the variable LIBOR rate at 4.56%, the same as the fixed interest rate less the applicable credit spread paid by Toys Properties to Vanwall. The fair value of this interest rate swap was a liability of approximately $40 million and $39 million at January 30, 2010 and January 31, 2009, respectively. For further details regarding the consolidation of Vanwall, refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

Senior Notes, due fiscal 2013 ($395 million at January 30, 2010)

On April 8, 2003, Toys R Us, Inc. issued $400 million in notes bearing interest at a coupon rate of 7.875%, maturing on April 15, 2013. The notes were issued at a discount of $7 million which resulted in the receipt of proceeds of $393 million. Simultaneously with the sale of the notes, we entered into interest rate swap agreements. We subsequently terminated the swaps at a loss of $6 million which is being amortized over the remaining term of the notes. Interest is payable semi-annually on April 15 and October 15 of each year. These notes carry a limitation on creating liens on domestic real property or improvements or the stock or indebtedness of domestic subsidiaries (subject to certain exceptions) that exceed the greater of 10% of the consolidated net tangible assets or 15% of the consolidated capitalization. The covenants also restrict sale and leaseback transactions (subject to certain exceptions) unless net proceeds are at least equal to the sum of all costs incurred in connection with the acquisition of the principal property and a lien would be permitted on such principal property. At January 30, 2010, deferred financing expenses recorded for these notes were $3 million included in Other assets on our Consolidated Balance Sheets.

Senior Notes, due fiscal 2017 ($926 million at January 30, 2010)

On July 9, 2009, TRU Propco I, formerly known as TRU 2005 RE Holding Co. I, LLC, one of our wholly-owned subsidiaries, completed the offering of $950 million aggregate principal amount of senior unsecured 10.75% notes due 2017 (the “Notes”). The Notes were issued at a discount of $25 million which resulted in the receipt of proceeds of $925 million. The proceeds of $925 million from the offering of the Notes, together with $263 million of cash on hand and $99 million of restricted cash released from restrictions were used to repay the outstanding loan balance under TRU Propco I’s unsecured credit agreement of $1,267 million plus accrued interest of approximately $1 million and fees at closing of approximately $19 million. Total fees paid in connection with the sale of the Notes totaled approximately $23 million and will be deferred and expensed over the life of the Notes. As a result of the repayment of our unsecured credit agreement, we expensed approximately $8 million of deferred financing costs. At January 30, 2010, deferred financing expenses recorded for these notes were $21 million included in Other assets on our Consolidated Balance Sheets. TRU Propco I owns or has leasehold interests in 355 stores, three distribution centers and our headquarters building and it leases all of these properties to Toys – Delaware pursuant to a long-term lease.

The Notes are solely the obligation of TRU Propco I and its wholly-owned subsidiaries (the “Guarantors”) and are not guaranteed by Toys “R” Us, Inc. or Toys – Delaware. The Notes are guaranteed by the Guarantors, jointly and severally, fully and unconditionally, and the indenture governing the Notes contain covenants, including, among other things, covenants that restrict the ability of TRU Propco I and the Guarantors to incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, and impose restrictions on the ability of the Guarantors to pay dividends or make other payments. The indenture governing the Notes also contains covenants that limit the ability of Toys “R” Us, Inc. to cause or permit Toys – Delaware to incur indebtedness or make restricted payments. These covenants are subject to a number of important qualifications and limitations. The Notes may be redeemed, in whole or in part, at any time prior to July 15, 2013 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The Notes will be redeemable, in whole or in part, at any time on or after July 15, 2013, at the specified redemption prices, plus accrued and unpaid interest, if any. In addition, TRU Propco I may redeem up to 35% of the Notes before July 15, 2012 with the net cash proceeds from certain equity offerings. Following specified kinds of changes of control with respect to Toys “R” Us, Inc. or TRU Propco I, TRU Propco I will be required to offer to purchase the Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to but not including the purchase date. Interest on the Notes is payable in cash semi-annually in arrears through maturity on January 15 and July 15 of each year, commencing on January 15, 2010.

Pursuant to a registration rights agreement that TRU Propco I entered into in connection with the offering of the Notes, TRU Propco I is required to use its reasonable efforts to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register notes that would have substantially identical terms as the Notes, and consummate an exchange offer for such notes within 365 days after July 9, 2009. In the event TRU Propco I fails to meet the 365-day target or certain other conditions set forth in the registration rights agreement, the annual interest rate on the Notes will increase by 0.25%. The annual interest rate on the Notes will increase by an additional 0.25% for each subsequent 90-day period such target or conditions are not met, up to a maximum increase of 0.50%. On March 9, 2010 TRU Propco I filed Amendment No. 2 to Form S-4, a registration statement under the Securities Act of 1933. As of the date of this filing, this Form S-4 had not been declared effective.

Senior Secured Notes, due fiscal 2017 ($715 million at January 30, 2010)

On November 20, 2009, TRU Propco II, formerly known as Giraffe Properties, LLC, an indirect wholly-owned subsidiary, completed the offering of $725 million aggregate principal amount of senior secured 8.50% notes due 2017 (the “Secured Notes”). The Secured Notes were issued at a discount of $10 million which resulted in the receipt of proceeds of $715 million. The proceeds of $715 million, together with $93 million in cash on hand and the release of $22 million in cash from restrictions, were used to repay TRU Propco II’s outstanding loan balance under the Secured real estate loan agreement of $600 million, plus accrued interest of approximately $1 million and paid fees of approximately $29 million, which includes advisory fees of $7 million payable to the Sponsors pursuant to their advisory agreement. Affiliates of KKR, an indirect equity owner of the Company, owned 4% of the notes as of January 30, 2010. In addition, in connection with the offering, MPO Properties, LLC an indirect wholly-owned subsidiary, repaid the $200 million outstanding loan balance under the Secured real estate loan agreement. Fees paid in connection with the sale of the Secured Notes will be deferred and expensed over the life of the Secured Notes. As a result of the repayment of our secured real estate loans, we expensed approximately $3 million of deferred financing costs. The Secured Notes are solely the obligation of TRU Propco II and are not guaranteed by Toys “R” Us, Inc. or Toys – Delaware or any of our other subsidiaries. The Secured Notes are secured by the first priority security interests in all of the existing and future real estate properties of TRU Propco II and its interest in the master lease agreement between TRU Propco II as landlord and Toys – Delaware as tenant (the “TRU Propco II Master Lease”). Those real estate properties and interests in the TRU Propco II Master Lease are not available to satisfy or secure the obligations of the Company or its affiliates, other than the obligations of TRU Propco II under the Secured Notes. At January 30, 2010, deferred financing expenses recorded for these notes were $27 million included in Other assets on our Consolidated Balance Sheets.

The indenture governing the Secured Notes contains covenants, including, among other things, covenants that restrict the ability of TRU Propco II to incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, and impose restrictions on dividends or make other payments. The indenture governing the Secured Notes also contains covenants that limit the ability of Toys “R” Us, Inc. to cause or permit Toys – Delaware to incur indebtedness or make restricted payments. These covenants are subject to a number of important qualifications and limitations. The Secured Notes may be redeemed, in whole or in part, at any time prior to December 1, 2013 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The Secured Notes will be redeemable, in whole or in part, at any time on or after December 1, 2013, at the specified redemption prices, plus accrued and unpaid interest, if any. In addition, prior to December 1, 2013, during each twelve month period commencing December 1, 2009, TRU Propco II may redeem up to 10% of the aggregate principal amount of the Secured Notes at a redemption price equal to 103% of the principal amount of the Secured Notes plus accrued and unpaid interest to the date of redemption. TRU Propco II may also redeem up to 35% of the Secured Notes prior to December 1, 2012, with the net cash proceeds from certain equity offerings, at a redemption price equal to 108.5% of the principal amount of the Secured Notes plus accrued and unpaid interest to the date of redemption. Following specified kinds of changes of control with respect to Toys “R” Us, Inc. or TRU Propco II, TRU Propco II will be required to offer to purchase the Secured Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any to, but not including, the purchase date. Interest on the Secured Notes is payable in cash semi-annually in arrears through maturity on June 1 and December 1 of each year, commencing on June 1, 2010.

Pursuant to a registration rights agreement that TRU Propco II entered into in connection with the offering of the Secured Notes, TRU Propco II is required to use its reasonable efforts to file a registration statement with the SEC to register notes that would have substantially identical terms as the Secured Notes, and consummate an exchange offer for such notes within 365 days after November 20, 2009. In the event TRU Propco II fails to meet the 365-day target or certain other conditions set forth in the registration rights agreement, the annual interest rate on the Secured Notes will increase by 0.25%. The annual interest rate on the Secured Notes will increase by an additional 0.25% for each subsequent 90-day period such target or conditions are not met, up to a maximum increase of 0.50%.

Senior Notes, due fiscal 2018 ($406 million at January 30, 2010)

On September 22, 2003, Toys R Us, Inc. issued $400 million in notes bearing interest at a coupon rate of 7.375%, maturing on October 15, 2018. The notes were issued at a discount of $2 million which resulted in the receipt of proceeds of $398 million. Simultaneously with the sale of the notes, we entered into interest rate swap agreements. We subsequently terminated the swaps and received a payment of $10 million which is being amortized over the remaining term of the notes. Interest is payable semi-annually on April 15 and October 15 of each year. These notes carry a limitation on creating liens on properties owned or acquired at May 28, 2002 or thereafter without effectively securing the debt securities equally and ratably with that debt and such liens cannot exceed 10% of the consolidated net tangible assets or 15% of the consolidated capitalization. The covenants also restrict sale and leaseback transactions unless net proceeds are at least equal to the sum of all costs incurred in connection with the acquisition of the principal property.

8.750% Debentures, due fiscal 2021 ($22 million at January 30, 2010)

On August 29, 1991, Toys R Us, Inc. issued $200 million in debentures bearing interest at a coupon rate of 8.750% (the “Debentures”), maturing on September 1, 2021. Interest is payable semi-annually on March 1 and September 1 of each year. On November 2, 2006, Toys – Delaware commenced a cash tender offer for any and all of the outstanding Debentures (the “Tender Offer”) and a related consent solicitation to effect certain amendments to the Indenture, eliminating all of the restrictive covenants and certain events of default in the Indenture. On November 30, 2006, the Tender Offer expired, and on December 1, 2006, Toys – Delaware consummated the Tender Offer of $178 million (approximately 89.2%) of the outstanding Debentures in the Tender Offer using borrowings under the unsecured credit facility (described above) to purchase the tendered Debentures.

Japan Bank Loans (1.20% to 2.85%) loans due Fiscal 2010-2014 ($172 million at January 30, 2010)

Toys “R” Us Japan entered into seven bank loans with various financial institutions totaling $172 million at January 30, 2010. Three of these seven loans, representing $127 million, mature on January 17, 2011. As such, these amounts were classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 30, 2010. The remaining four loans, representing $45 million, are amortizing and mature between 2012 and 2014.

Guarantees

We currently guarantee 80% of three Toys-Japan installment loans, totaling ¥3.0 billion ($33 million at January 30, 2010). These loans have annual interest rates of 2.6% to 2.8%. In addition, we have an agreement with McDonald’s Holding Company (Japan), Ltd. (“McDonald’s Japan”), in which we promise to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% of these loans.

NOTE 3 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

ASC Topic 815 (“ASC 815”), formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure.

Interest Rate Contracts

We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we periodically enter into interest rate swaps and interest rate caps. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows attributable to the changes in LIBOR and EURIBOR rates. Our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. Our interest rate contracts have various maturity dates through April 2015. A portion of our interest rate swaps and caps are designated for hedge accounting as cash flow hedges under ASC 815.

The effective portion of a cash flow hedge is recorded to Accumulated other comprehensive (loss) income; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of the hedging relationships on an ongoing basis and recalculate changes in fair values of the derivatives and the underlying hedged items separately. For our derivatives that are designated as cash flow hedges, we recorded a nominal gain and loss in earnings related to ineffectiveness for the years ended January 30, 2010 and January 31, 2009, respectively. Reclassifications from Accumulated other comprehensive (loss) income to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a net loss of approximately $29 million in fiscal 2010 to Interest expense from Accumulated other comprehensive (loss) income.

Certain of our agreements with credit-risk related features contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. Additionally, we have one agreement with a provision requiring we maintain an investment grade credit rating from each of the major credit rating agencies. As our ratings are currently below investment grade, we are required to post collateral for this contract. At January 30, 2010, derivative liabilities related to agreements that contain credit-risk related features had a fair value of $42 million. We have a minimum collateral posting threshold with certain derivative counterparties and have posted collateral of $33 million as of January 30, 2010.

The following table presents our outstanding derivative contracts as of January 30, 2010 and January 31, 2009:

			January 30, 2010	January 31, 2009
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount

Interest Rate Swaps
3 Month EURIBOR Float to Fixed Interest Rate Swap	February 2006	February 2013	$86	$81
3 Month EURIBOR Float to Fixed Interest Rate Swap	February 2006	February 2013	180	168
3 Month GBP LIBOR Float to Fixed Interest Rate Swap	February 2006	April 2013	96	88
3 Month GBP LIBOR Float to Fixed Interest Rate Swap (1)	April 2007	April 2013	3	3
1 Month USD LIBOR Float to Fixed Interest Rate Swap (1) (2)	May 2008	December 2010	750	750
1 Month USD LIBOR Float to Fixed Interest Rate Swap (2) (3)	May 2008	December 2010	550	550

Interest Rate Caps
1 Month USD LIBOR Interest Rate Cap (4)	July 2005	August 2010	$800	$800
1 Month USD LIBOR Interest Rate Cap	December 2005	December 2009	—	1,300
1 Month USD LIBOR Interest Rate Cap	May 2007	May 2009	—	91
3 Month USD LIBOR Interest Rate Cap	August 2008	August 2010	600	600
1 Month USD LIBOR Forward-starting Interest Rate Cap (1) (5)	January 2011	April 2015	500	—
1 Month USD LIBOR Forward-starting Interest Rate Cap (5)	January 2011	April 2015	500	—
1 Month USD LIBOR Forward-starting Interest Rate Cap (5) (6)	January 2012	April 2015	500	—
1 Month USD LIBOR Forward-starting Interest Rate Cap (5)	January 2012	April 2015	500	—
1 Month USD LIBOR Forward-starting Interest Rate Cap (5)	January 2014	April 2015	311	—

(1)	As of January 30, 2010, these derivatives qualified for hedge accounting as cash flow hedges.
(2)

On May 8, 2008, we entered into two new interest rate swaps initially associated with our $1.3 billion Unsecured credit agreement that mature in December 2010. The interest rate swaps convert the variable LIBOR-based portion of our interest payments to a fixed rate of interest of 3.14%, which effectively fix the all-in interest rate of the facility at 6.14%. Upon repayment of the $1.3 billion Unsecured credit agreement, the interest rate swaps were associated with the $800 million Secured real estate loan and the Secured term loan facility.

(3)

On November 10, 2009, in anticipation of the repayment of the $800 million Secured real estate loan and projected future variable interest rate exposure, the Company de-designated its $550 million interest rate swap. The remaining $16 million loss recorded in Accumulated other comprehensive loss will be reclassified to earnings over the life of the original hedged instrument.

(4)

On July 9, 2008, we extended the $800 million notional interest rate caps through the end of the second maturity extension as required under the terms of the Secured real estate loan. On May 11, 2009, we extended the interest rate caps through the end of the third maturity extension as required under the terms of the loan agreement. The amount paid to extend the caps was nominal. The interest rate caps manage the variable cash flows associated with changes in the one month LIBOR above 7.00%.

(5)

On April 3, 2009, we entered into five new forward-starting interest rate cap agreements to manage our future interest rate exposure. The total amount paid for the caps was $15 million. Four of these interest rate caps (including 60% of one of these four) were designated as cash flow hedges under ASC 815, hedging the variability of LIBOR based cash flows above the strike price for each cap. Subsequently, on November 10, 2009, the Company de-designated two $500 million forward-starting interest rate caps resulting in a reclassification from Accumulated other comprehensive income to earnings a gain of $1 million; an additional $2 million will be amortized from Accumulated other comprehensive (loss) income to earnings over the remaining life of the caps.

(6)	Represents the designation of 60% of $500 million forward-starting interest rate cap.

Foreign Exchange Contracts

We occasionally enter into foreign currency forward contracts to economically hedge the U.S. dollar merchandise purchases of our foreign subsidiaries and our short-term, cross-currency intercompany loans with our foreign subsidiaries. We enter into these contracts in order to reduce our exposure to the variability in expected cash outflows attributable to changes in foreign currency rates. These derivative contracts are not designated as hedges under ASC 815 and are recorded on our Consolidated Balance Sheets at fair value with a gain or loss recorded on the Consolidated Statements of Operations in Interest expense.

Our foreign exchange contracts contain some credit-risk related contingent features, are subject to master netting arrangements and typically mature within 12 months. These agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. We are not required to post collateral for these contracts.

The following table presents our outstanding foreign exchange contracts as of January 30, 2010 and January 31, 2009:

			January 30, 2010	January 31, 2009
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount

Foreign-Exchange Forwards

Short-term cross-currency intercompany loans	Varies	Varies	$23	$74

Merchandise purchases	Varies	Varies	111	—

The following table sets forth the net impact of the effective portion of derivatives on Accumulated other comprehensive (loss) income on our Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008:

	Fiscal Years Ended
(In millions)	January 30, 2010	January 31, 2009	February 2, 2008

Derivatives designated as cash flow hedges under ASC 815:
Interest Rate Contracts	$10	$(21)	$(3)

The following table sets forth the impact of derivatives on Interest expense on our Consolidated Statements of Operations for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008:

	Fiscal Years Ended
(In millions)	January 30, 2010	January 31, 2009	February 2, 2008

Derivatives not designated for hedge accounting under ASC 815:
(Loss) on the change in fair value - Interest Rate Contracts	$(3)	$(17)	$(15)
(Loss) gain on the change in fair value - Foreign Exchange Contracts (1)	(52)	35	(34)

	(55)	18	(49)

Derivatives designated as cash flow hedges under ASC 815:
(Loss) reclassified from Accumulated other comprehensive (loss) income (effective portion) - Interest Rate Contracts	(36)	(19)	(3)
Gain amortized from terminated cash flow hedges - Interest Rate Contracts	1	1	1

	(35)	(18)	(2)

Total Interest expense	$(90)	$—	$(51)

(1)	For further details related to gains and losses resulting from foreign currency transactions, refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

The following table contains the notional amounts and the related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of January 30, 2010 and January 31, 2009:

	January 30, 2010		January 31, 2009
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)

Interest Rate Contracts designated as cash flow hedges under ASC 815:
Other assets	$800	$7	$—	$—
Accrued expenses and other current liabilities	750	(18)	—	—
Other non-current liabilities	3	—	1,303	(44)

Interest Rate Contracts not designated for hedge accounting under ASC 815:
Prepaid expenses and other current assets	$1,400	$—	$2,191	$—
Other assets	1,511	10	600	—
Accrued expenses and other current liabilities	550	(13)	—	—
Other non-current liabilities	362	(11)	337	(6)

Foreign Currency Contracts not designated for hedge accounting under ASC 815:
Prepaid expenses and other current assets	$134	$3	$45	$—
Accrued expenses and other current liabilities	—	—	29	(2)

Total derivative contracts outstanding
Prepaid expenses and other current assets	$1,534	$3	$2,236	$—
Other assets	2,311	17	600	—

Total derivative assets(1)	$3,845	$20	$2,836	$—

Accrued expenses and other current liabilities	$1,300	$(31)	$29	$(2)
Other non-current liabilities	365	(11)	1,640	(50)

Total derivative liabilities(1)	$1,665	$(42)	$1,669	$(52)

(1)	Refer to Note 4 entitled “FAIR VALUE MEASUREMENTS” for the fair value of our derivative instruments classified within the fair value hierarchy.

NOTE 4 — FAIR VALUE MEASUREMENTS

On February 1, 2009 and February 3, 2008, we adopted ASC Topic 820 (“ASC 820”), formerly SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and liabilities and financial assets and liabilities, respectively. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

Short-term Investments

As of February 3, 2008, we held $168 million of short-term investments comprised of municipal auction-rate securities, which were classified as Level 3 instruments. During fiscal 2008, we settled our entire portfolio of auction-rate securities at approximately $1 million below par. As of January 31, 2009, we no longer hold any Short-term investments. These securities were valued using a management model that took into consideration the financial conditions of the issuers and the bond insurers, current market condition and the value of the collateral bonds. We had determined that the significant majority of the inputs used to value these securities fell within Level 3 of the fair value hierarchy as the inputs are based on unobservable management estimates.

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

Although certain inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. Based on this mixed input valuation we classify certain derivatives as Level 3 instruments as the Level 3 inputs are considered significant to the fair value of the instrument.

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. We have determined that our cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of January 30, 2010 and January 31, 2009, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 30, 2010
Cash equivalents	$403	$—	$—	$403
Derivative financial instruments	—	(20)	(2)	(22)

Balance at January 30, 2010	$403	$(20)	$(2)	$381

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 31, 2009
Cash equivalents	$183	$—	$—	$183
Derivative financial instruments	—	(46)	(6)	(52)

Balance at January 31, 2009	$183	$(46)	$(6)	$131

The table below presents the changes in the fair value of our derivative financial instruments and short-term investments within Level 3 of the fair value hierarchy for the periods ended January 30, 2010 and January 31, 2009.

(In millions)	Level 3
Balance, February 1, 2009	$(6)
Total unrealized loss (1)	(1)
Transfers in to Level 3	5

Balance, January 30, 2010	$(2)

(1)	Changes in the fair value of our Level 3 derivative financial instruments are recorded in Interest expense on our Consolidated Statements of Operations.

(In millions)	Level 3
Balance, February 3, 2008	$168
Settlements	(167)
Total realized loss	(1)
Transfers in to Level 3	(6)

Balance, January 31, 2009	$(6)

NOTE 5 — PROPERTY AND EQUIPMENT

($ In millions)	Useful life (in years)	January 30, 2010	January 31, 2009
Land		$777	$756
Buildings	45-50	2,114	2,067
Furniture and equipment	3-20	1,776	1,752
Leasehold improvements	10-25	2,357	2,253
Costs of computer software	5	176	261
Construction in progress		15	44
Leased equipment under capital lease	3-8	86	93

		7,301	7,226
Less: accumulated depreciation and amortization		3,210	3,033

		4,091	4,193
Less: net assets held for sale		7	6

Total		$4,084	$4,187

Assets held for sale

Assets held for sale represent assets owned by us that we have committed to sell in the near term. The following assets are classified as held for sale and are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets:

(In millions)	January 30, 2010	January 31, 2009
Land	$4	$4
Buildings	6	3
Leasehold improvements	2	1

	12	8
Less: accumulated depreciation and amortization	5	2

Net assets held for sale	$7	$6

Net gains on sales of properties

During fiscal 2009, we sold idle properties for gross proceeds of $19 million which resulted in gains of approximately $6 million. The sales included an idle distribution center which resulted in gross proceeds of $14 million and a gain of $5 million.

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

During fiscal 2007, we sold our interest in an idle distribution center for gross proceeds of approximately $29 million, resulting in a gain of $18 million. We also sold 4 properties for gross proceeds of $14 million, resulting in a gain of $5 million as part of an agreement with Vornado Surplus 2006 Realty, LLC where properties of Toys – Delaware and MAP 2005 Real Estate, LLC, both wholly-owned subsidiaries, were sold to the affiliate of the Company and its subsidiaries. In addition, we consummated a lease termination agreement resulting in a net gain of $10 million.

NOTE 6 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of our Accounts payable, Accrued expenses and other current liabilities as of January 30, 2010 and January 31, 2009 is outlined in the table below:

(In millions)	January 30, 2010	January 31, 2009
Merchandise accounts payable (1)	$1,562	$1,412
Non-merchandise accounts payable (2)	118	93

Accounts payable	$1,680	$1,505

Gift card and certificate liability	$133	$132
Accrued bonus	94	32
Sales and use tax and value added tax payable	92	76
Accrued interest	66	55
Other (3)	466	459

Accrued expenses and other current liabilities	$851	$754

(1)	Includes $92 million and $61 million of book overdraft cash as of January 30, 2010 and January 31, 2009, respectively.
(2)	Includes $86 million and $96 million of book overdraft cash as of January 30, 2010 and January 31, 2009, respectively.
(3)	Other includes, among other items, accrued payroll and other benefits, profit sharing and other accruals. No individual amount included exceeds 10% of “Other” (shown above).

NOTE 7 — STOCK-BASED COMPENSATION

Management Equity Plan

On July 21, 2005, we adopted the 2005 Management Equity Plan (the “Management Equity Plan”). The Management Equity Plan originally provided for the granting of service-based and performance-based stock options, rollover options (i.e., options in the Company in lieu of options held prior to the Merger), and restricted stock to officers and other key employees of the Company and its subsidiaries.

Pursuant to a reorganization on June 10, 2008 and the subsequent dissolution of Toys “R” Us Holdings, Inc., our former parent (“Former Parent”), the 1,000 shares of the Company’s common stock, $0.01 par value held by Former Parent were exchanged for 48,955,808 new shares of the Company’s common stock, $0.001 par value (“Common Stock”). Prior to dissolution, Former Parent distributed the new shares of Common Stock to its shareholders. This reorganization did not have a material impact on our Consolidated Financial Statements. See Note 20 entitled “REORGANIZATION” for further details.

On June 8, 2009, the Management Equity Plan was modified to eliminate the performance conditions of certain stock options and to reduce the required service period from eight years to five years. The modification changed all performance-based options into options similar to our “service-based” options.

The fair value analysis performed at the date of modification determined that the modification reduced the fair value of the options. Therefore, total stock compensation expense, which was calculated as of the original grant date, was not affected by the modification. Due to the elimination of the performance condition, the modification did result in extended derived service periods as compared to the original options. We will record the remaining unrecognized compensation expense prospectively over the revised requisite service periods. This change had a nominal impact on stock compensation expense for fiscal 2009.

The service-based options generally cliff vest 40% on the second anniversary of the award with the remaining portion vesting ratably over the subsequent three years, subject to the participant’s continued employment with the Company, and vest automatically upon a change of control of the Company. Prior to the modification, the performance-based options were scheduled to vest in the same manner as the service-based options but only if certain performance targets were achieved based on a specified internal rate of return realized by the Sponsors and the sale multiple realized by the Sponsors. The performance-based options vested on the eighth anniversary of the date of grant regardless of performance, subject to the participant’s continued employment with the Company. All options expire on the tenth anniversary of the date of the grant.

At January 30, 2010 an aggregate of 252,028 shares were reserved for future option grants under the Management Equity Plan. All outstanding options are scheduled to expire at dates ranging from October 16, 2010 to October 30, 2019. The Board of Directors of the Company has discretion over the amount of shares available for future issuances of restricted stock and options. We expect to satisfy future option exercises by issuing shares held in treasury or authorized but unissued new shares.

Repurchase Obligations

Certain officers of the Company have the right to require us to repurchase the Common Stock that the officer acquired upon the exercise of certain options, the shares issued or issuable upon exercise of rollover options or the shares issued to the officer in the form of restricted stock. The put rights are triggered by the officer’s death, disability or retirement at any time. The put rights will expire upon either a change in control of the Company or an initial public offering of our Common Stock. The purchase price for shares repurchased as a result of the officer’s death, disability or retirement is the fair value of the covered shares at the time of repurchase. The number of shares that may be repurchased as a result of the officer’s retirement is subject to an aggregate fixed limitation. The liability related to these restricted shares and rollover options has been classified as Other non-current liabilities in our Consolidated Balance Sheets. The liability as of January 30, 2010 and January 31, 2009 was $2 million and nominal, respectively.

Restricted Stock

The Management Equity Plan permits the sale of non-transferable, restricted stock to certain employees at a purchase price equal to the fair value of the Common Stock, and also permits grants of restricted stock without consideration. During fiscals 2009, 2008 and 2007, 74,140 shares, 35,186 shares and 144,844 shares of restricted stock were purchased by officers of the Company at a weighted-average price of $27.11 per share in fiscal 2009, $34.00 per share in fiscal 2008 and $32.00 per share in fiscal 2007, which were the estimated fair values as of the respective dates of those purchases.

The Company also awarded 15,000 shares of restricted stock without consideration in fiscal 2007 with an aggregate fair value of less than $1 million as of the grant date. There were no shares awarded in fiscals 2009 and 2008. Fifty percent of these awards vest on the first anniversary of the grant date and the remaining fifty percent vest on the second anniversary of the grant date, provided the recipients are still employed by the Company or any of its affiliates as of such respective dates.

Valuation Assumptions

The fair value of each option award modified or granted under the Management Equity Plan is estimated on the date of modification or grant using a lattice option-pricing model that uses the assumptions noted in the following table, along with the associated weighted average fair values. We use historical data to estimate pre-vesting option forfeitures. To the extent actual results of forfeitures differ from the estimates, such amounts will be recorded as an adjustment in the period the estimates are revised. The expected volatilities are based on a combination of implied and historical volatilities of a peer group of companies, as the Company is a non-publicly traded company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term represents the median time until exercise and is based on contractual terms of the awards, expectations of employee exercise behavior, and expectations of liquidity for the underlying shares. The expected dividend yield is based on an assumption that no dividends are expected to be approved in the near future. The following are the weighted average assumptions used:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Volatility	55.0%	55.0%	50.0%
Risk-free interest rate	3.5%	2.6%	4.2%
Expected term	5.1 years	3.2 years	3.8 years
Dividend Yield	0.0%	0.0%	0.0%
Weighted average grant-date fair value per option:
Service-based	$13.20	$13.28	$12.77
Performance-based	N/A	$11.48	$10.81

A summary of option and restricted stock activity under the Management Equity Plan during fiscals 2009, 2008 and 2007 is presented below:

Service-Based Options

	Fiscal Years Ended
	January 30, 2010		January 31, 2009		February 2, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	1,496,958	$23.44	1,685,403	$23.20	1,532,164	$20.31
Granted	406,071	27.12	27,846	34.00	360,960	32.00
Exercised	(203,687)	26.67	(101,529)	14.04	(136,094)	11.52
Forfeited	(159,864)	27.00	(114,762)	30.91	(71,627)	27.78
Conversion from Performance-Based	2,209,029	28.15	—	—	—	—

Outstanding at end of fiscal year	3,748,507	$26.29	1,496,958	$23.44	1,685,403	$23.20

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years )
Vested or expected to vest at January 30, 2010	3,477,526	$26.21	6.19

Exercisable at January 30, 2010	2,192,798	$24.52	5.47

The total intrinsic value of service-based options exercised in fiscals 2009, 2008 and 2007 was approximately less than $1 million, $2 million and $3 million, respectively, and the total fair value of service-based options vested during the same periods was approximately $16 million, $2 million and $0, respectively. We received $5 million, $1 million, and $2 million from the exercise of service-based options in fiscals 2009, 2008 and 2007, respectively. We paid $6 million, $3 million and $4 million in fiscals 2009, 2008 and 2007, respectively, to repurchase shares from the exercise of service-based options. The tax benefits recognized as a result of the options exercised was less than $1 million in fiscal 2009, and approximately $1 million for each of fiscals 2008 and 2007, respectively.

Performance-Based Options

	Fiscal Years Ended
	January 30, 2010		January 31, 2009		February 2, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	2,209,029	$28.15	2,424,731	$28.25	1,858,038	$26.75
Granted	—	—	55,690	34.00	721,920	32.00
Forfeited	—	—	(271,392)	30.26	(155,227)	27.70
Conversion to Service-Based	(2,209,029)	28.15	—	—	—	—

Outstanding at end of fiscal year	—	$—	2,209,029	$28.15	2,424,731	$28.25

Non-vested Restricted Stock Activity

Non-vested restricted stock grants as of January 30, 2010, January 31, 2009 and February 2, 2008 and activities during fiscals 2009, 2008 and 2007 were as follows:

	Fiscal Years Ended
	January 30, 2010		January 31, 2009		February 2, 2008
	Common Shares	Weighted Average Grant Date Fair Value (In millions)	Common Shares	Weighted Average Grant Date Fair Value (In millions)	Common Shares	Weighted Average Grant Date Fair Value (In millions)
Non-Vested, Beginning of Fiscal Year	1,250	$—	35,560	$1.0	41,121	$1.1
Granted	—	—	—	—	15,000	0.5
Vested	(1,250)	—	(28,060)	(0.8)	(20,561)	(0.6)
Forfeited	—	—	(6,250)	(0.2)	—	—

Non-Vested, End of Fiscal Year	—	$—	1,250	$—	35,560	$1.0

As of January 30, 2010, there was $6 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the Management Equity Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. There was no remaining unrecognized compensation cost related to restricted stock grants as of January 30, 2010.

The amount of stock-based compensation expense recognized in SG&A and tax benefit recognized in Income tax expense in fiscals 2009, 2008 and 2007 was as follows:

(In millions)	Fiscal 2009	Fiscal 2008	Fiscal 2007
SG&A	$4	$8	$6
Total recognized tax benefit	2	3	1

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Comprehensive income is included in the Consolidated Statements of Stockholders’ Equity (Deficit). Accumulated other comprehensive (loss) income, net of tax, is reflected in the Consolidated Balance Sheets, as follows:

	January 30,	January 31,
(In millions)	2010	2009
Foreign currency translation adjustments, net of tax	$(39)	$(58)
Unrealized loss on hedged transactions, net of tax	(15)	(25)
Unrealized actuarial losses, net of tax	(11)	(10)
Acquisition of approximately 28% of Toys-Japan shares (1)	20	—

	$(45)	$(93)

(1)

Upon acquisition of the additional ownership interest, Noncontrolling interest decreased by $82 million, representing the percentage of ownership purchased during the tender offer at historical cost. The difference between the fair value of the consideration paid and the carrying amount of the Noncontrolling interest acquired was recognized as a net increase in Stockholders’ Equity (Deficit). See Note 19 entitled “TOYS – JAPAN SHARE ACQUISITION” for further details.

NOTE 9 — LEASES

We lease a majority of the real estate used in our operations. Most leases require us to pay real estate taxes and other expenses and some leases require additional payments based on percentages of sales.

Minimum rental commitments under non-cancelable operating leases and capital leases as of January 30, 2010 are as follows:

	Operating Leases			Capital Leases
(In millions)	Gross Minimum Rentals	Sublease Income	Net Minimum Rentals	Lease Obligation
2010	$556	$18	$538	$33
2011	531	15	516	27
2012	479	12	467	19
2013	427	9	418	18
2014	379	8	371	14
2015 and subsequent	1,683	15	1,668	95

Total	$4,055	$77	$3,978	$206

Total rent expense, net of sublease income of $23 million, $23 million and $26 million, was $519 million, $503 million and $476 million in fiscals 2009, 2008 and 2007, respectively. We remain directly and primarily liable for lease payments to third party landlords for locations where we have subleased all or a portion of the locations to third parties. To the extent that sub-lessees fail to make sublease rental payments, our total net rent expense to the third party landlords would increase in direct proportion.

We recognize rental expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as deferred rent liability. Deferred rent liabilities are recorded in our Consolidated Balance Sheets in the total amount of $284 million and $268 million at January 30, 2010 and January 31, 2009, respectively, of which $9 million and $8 million are recorded in Accrued expenses and other current liabilities, respectively. Virtually all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, many leases include early termination options, which can be exercised under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.

Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments and included in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Contingent rent expense was $10 million, $9 million and $10 million for the fiscals 2009, 2008 and 2007, respectively. Future payments for maintenance, insurance and taxes to which we are obligated are excluded from minimum lease payments. Tenant allowances received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent expense over the lease term.

NOTE 10 — RESTRUCTURING AND OTHER CHARGES

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

Selling, general and administrative expenses for fiscals 2009, 2008 and 2007 included net charges of $5 million, $8 million and $2 million, respectively, related to these restructuring initiatives and are primarily due to changes in management’s estimates for events such as lease terminations, assignments and sublease income adjustments.

Our Consolidated Balance Sheets as of January 30, 2010 and January 31, 2009 include these restructuring reserves in Accrued expenses and other current liabilities and Other non-current liabilities, which we believe are adequate to cover our commitments. We currently expect to utilize our remaining reserves through January 2019.

Restructuring and other activity during fiscals 2009 and 2008 relate to lease commitments as follows:

(In millions)	2005 Initiative	2003 Initiative	2001 Initiative	1998 and 1995 Initiatives	Total
Balance at February 2, 2008	$9	$2	$36	$8	$55

Charges	2	—	5	2	9
Reversals	—	—	—	(1)	(1)
Utilized	(3)	(1)	(10)	(2)	(16)

Balance at January 31, 2009	$8	$1	$31	$7	$47

Charges	1	—	4	1	6
Reversals	—	—	(1)	—	(1)
Utilized	(2)	(1)	(10)	(2)	(15)

Balance at January 30, 2010	$7	$—	$24	$6	$37

NOTE 11 — INCOME TAXES

Earnings before income taxes are as follows:

	Fiscal Years Ended
(In millions)	January 30, 2010	January 31, 2009	February 2, 2008
U.S.	$287	$20	$131
Foreign	57	198	89

Earnings before income taxes	$344	$218	$220

Income tax expense (benefit) is as follows:

	Fiscal Years Ended
(In millions)	January 30, 2010	January 31, 2009	February 2, 2008
Current:
U.S. Federal	$22	$10	$67
Foreign	26	(69)	102
State	7	2	11

Total current income tax expense (benefit)	$55	$(57)	$180

Deferred:
U.S. Federal	$(46)	$(14)	$(35)
Foreign	44	83	(62)
State	(13)	(5)	(18)

Total deferred income tax (benefit) expense	$(15)	$64	$(115)

Total Income tax expense	$40	$7	$65

Included within the total provision for income taxes is expense of $10 million, less than $1 million and $9 million related to interest and penalties in fiscals 2009, 2008 and 2007, respectively, as well as benefit of $8 million, $3 million and less than $1 million for interest attributable to income tax refunds in fiscals 2009, 2008 and 2007, respectively.

We have not provided deferred taxes on approximately $129 million of accumulated earnings of foreign subsidiaries as it is management’s intention to reinvest those earnings indefinitely. The unrecognized deferred tax liability associated with distributing these earnings is zero, net of foreign tax credits.

The tax rate reconciliations are as follows:

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. Federal benefit	(0.5)	(1.1)	(3.8)
Foreign operations(1)	(25.7)	(15.9)	(5.2)
U.S. Federal valuation allowance	1.0	(21.7)	12.7
Unrecognized tax benefits	3.0	8.0	(11.2)
Other	(1.2)	(1.1)	2.0

Effective tax rate	11.6%	3.2%	29.5%

(1)

Foreign operations include the net impact of: differences between local statutory rates and the U.S. statutory rate, the cost of repatriating foreign earnings net of foreign tax credits, changes to our APB 23 assertion regarding the permanent reinvestment of foreign earnings related to certain foreign entities, permanent items related to foreign operations, as well as changes in the tax status of foreign entities.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

(In millions)	January 30, 2010	January 31, 2009
Deferred tax assets:
U.S. Federal tax credit and other carryforwards	$83	$91
Foreign tax loss and other carryforwards	274	250
State tax loss and other carryforwards	67	69
Straight line rent	120	111
Insurance loss reserve	33	37
Restructuring charges	26	30
Deferred revenue	53	2
Other	144	148

Gross deferred tax assets before valuation allowance	800	738
Valuation allowance	(269)	(235)

Total deferred tax assets	$531	$503

Deferred tax liabilities:
Fixed assets	$(199)	$(146)
Undistributed earnings of foreign subsidiaries	(49)	(70)
Foreign currency translation	(22)	(68)
Other	(45)	(41)

Total deferred tax liabilities	$(315)	$(325)

Net deferred tax assets	$216	$178

The deferred tax assets and liabilities above are reflected in the Consolidated Balance Sheets as follows:

(In millions)	January 30, 2010	January 31, 2009
Current deferred tax assets	$102	$84
Current deferred tax liabilities (1)	(4)	(8)
Non-current deferred tax assets	181	180
Non-current deferred tax liabilities	(63)	(78)

	$216	$178

(1)	The current deferred tax liabilities are included as components of Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Our gross deferred tax assets above include an offset of $32 million and $51 million of unrecognized tax benefits related to tax loss carryforwards as of January 30, 2010 and January 31, 2009, respectively. The decrease in our deferred tax liability for undistributed earnings of foreign subsidiaries includes a reduction of $43 million attributable to two of our foreign subsidiaries as it is management’s intention to reinvest those earnings indefinitely.

Carryforwards

Of our $83 million of U.S. Federal tax credit and other carryforwards, $15 million will expire during the next 5 to 7 years and the remainder may be carried forward indefinitely. Of our $67 million of state tax loss and other carryforwards, $4 million will expire during the next 5 years, $49 million will expire during the next 6 to 20 years and $14 million may be carried forward indefinitely. Of our $274 million of foreign tax loss and other carryforwards, $2 million will expire during the next 5 years, $1 million will expire during the next 6 to 20 years and $271 million may be carried forward indefinitely.

On July 21, 2005, the Company was acquired by the Sponsors. U.S. Federal and certain state and foreign taxing jurisdictions impose limitations on the amount of tax losses, credits and other carryforwards that can be used to offset current income and tax within any given year when there has been an ownership change.

Valuation Allowance

Management has established a valuation allowance to offset some of our deferred tax assets as we believe it is more likely than not these assets will not be realized. During fiscal 2009, our valuation allowance increased by $34 million. This includes a $45 million increase of the valuation allowance for foreign loss and other carryforwards and an $11 million decrease of the valuation allowance for state tax loss and other carryforwards.

Of our total valuation allowance of $269 million, there is $7 million related to the foreign valuation allowance which, if a benefit is subsequently recognized, will result in a reduction of another asset.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	Fiscal Years Ended
(In millions)	January 30, 2010	January 31, 2009	February 2, 2008
Beginning balance	$132	$261	$228
Additions for tax positions of the current year	26	11	57
Additions for tax positions of prior years	44	15	71
Reductions for tax positions of prior years	(25)	(87)	(73)
Settlements	(21)	(37)	(4)
Currency translation adjustment	6	(28)	13
Lapse of statute of limitations	(4)	(3)	(31)

Ending balance	$158	$132	$261

At January 30, 2010, $68 million of the $158 million of unrecognized tax benefits would affect our effective tax rate, if recognized, and the remaining $90 million would affect our deferred tax accounts. In addition, we had $26 million and less than $1 million of accrued interest and penalties, respectively, at January 30, 2010.

The Company and its subsidiaries are subject to taxation in the United States and various foreign jurisdictions. Of the major jurisdictions, we are subject to examination by the United States for fiscal 2003 and forward, by Australia for fiscal 1993 and forward, by Canada for fiscal 2002 and forward, by France for fiscal 2007 and forward, by Germany for fiscal 2005 and forward, by Japan and Spain for fiscal 2004 and forward and by the United Kingdom for fiscals 2006 and forward. While it is often difficult to predict whether we will prevail, we believe that our tax liabilities for unrecognized tax benefits reflect the more likely than not outcome of known tax contingencies.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $64 million during the next twelve months due to the resolution of ongoing audits and lapse of applicable statute of limitations.

NOTE 12 — SEGMENTS

We generate sales, earnings and cash flows by retailing numerous product offerings worldwide. We operate all of the “R” Us branded retail stores in the United States and Puerto Rico and approximately 72% of the 717 “R” Us branded retail stores internationally. The balance of the “R” Us branded retail stores outside the United States are operated by licensees and franchisees. These licensees and franchisees did not have a material impact on our Net sales. During fiscal 2009, the Company acquired certain business assets of FAO Schwarz, and began selling merchandise through our FAO Schwarz retail store in New York City. We also sell merchandise through our Internet sites in the United States at Toysrus.com and Babiesrus.com, as well as through other Internet sites internationally. In addition, commencing in fiscal 2009, we sell merchandise through our newly acquired eToys.com, FAO.com and babyuniverse.com Internet sites.

Recognizing the numerous potential synergies between our toy and specialty juvenile products businesses over the last several years, we have begun to implement a strategy of creating an integrated “one-stop shopping” environment for our guests, combining the best of our toy and entertainment offerings with our specialty juvenile products, all under one roof (formats which we call “side-by-side” and “‘R’ Superstore”). Side-by-side (“SBS”) stores are typically former single-format Toys “R” Us stores between 40,000 and 50,000 square feet which have been converted to a combination Toys “R” Us and Babies “R” Us store format, often with dual entrances. “R” Superstores (“SSBS”) are conceptually similar to SBS stores, except they are typically newly-constructed facilities with store footprints in the 60,000 to 70,000 square foot range. In connection with our integrated strategy, we continue to increase the number of SBS and SSBS stores both domestically and internationally. Since implementing the integrated store format over three years ago, we have converted 129 existing stores into SBS store formats and have constructed 38 new SBS and SSBS stores. We expect that our integrated store formats will be our dominant focus going forward.

Our business has two reportable segments: Toys “R” Us – Domestic (“Domestic”) and Toys “R” Us – International (“International”). The following is a brief description of our segments:

•

Domestic — Our Domestic segment sells a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through 849 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales are derived from 496 traditional toy stores (including 77 BRU Express and Juvenile Expansion formats), 260 specialty juvenile stores, 64 SBS stores, 26 SSBS stores and our 3 flagship stores in New York City. Additionally, we also generate sales through our Toys “R” Us Holiday Express store locations (“Pop-up stores”).

•

International — Our International segment sells a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through 717 owned, licensed or franchised stores that operate in 33 countries and through the Internet. Net sales (including fees received from licensed or franchised stores) in our International segment are derived from 618 traditional toy stores (including 2 BRU Express formats), as well as 77 SBS stores and 22 specialty juvenile stores. Our wholly-owned operations are in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland and the United Kingdom. We also consolidate the results of Toys – Japan of which owned 91% at January 30, 2010.

The Chief Executive Officer, who is our Chief Operating Decision Maker, evaluates segment performance primarily based on Net sales and segment operating earnings (loss). Segment operating earnings (loss) excludes corporate related charges and income. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Revenues from external customers are derived primarily from merchandise sales and we do not rely on any major customers as a source of revenue.

The following table shows our percentage of Net sales by product category:

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Core Toy	17.0%	16.1%	16.8%
Entertainment	15.5%	18.0%	17.8%
Juvenile	30.8%	31.2%	29.8%
Learning	22.4%	20.6%	21.1%
Seasonal	13.2%	13.0%	13.4%
Other (1)	1.1%	1.1%	1.1%

Total	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

A summary of financial results by reportable segment is as follows:

	Fiscal Years Ended
(In millions)	January 30, 2010	January 31, 2009	February 2, 2008
Net sales
Domestic	$8,317	$8,480	$8,450
International	5,251	5,244	5,344

Total Net sales	$13,568	$13,724	$13,794

Operating earnings (loss)
Domestic (1)	$659	$593	$654
International (2)	341	193	340
Corporate and other (3)	(216)	(165)	(298)

Operating earnings	784	621	696
Interest expense	(447)	(419)	(503)
Interest income	7	16	27

Earnings before income taxes	$344	$218	$220

(1)

Includes impairment losses on long-lived assets of $6 million, $13 million and $6 million for fiscals 2009, 2008 and 2007, respectively. Also includes the impact of Net gains on sales of properties of $6 million and $33 million for fiscals 2009 and 2007, respectively. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 5 entitled “PROPERTY AND EQUIPMENT” for further details.

(2)

Includes impairment losses on long-lived assets of $1 million, $20 million and $7 million for fiscals 2009, 2008 and 2007, respectively. Also includes the impact of Net gains on sales of properties of $4 million for fiscal 2008. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 5 entitled “PROPERTY AND EQUIPMENT” for further details.

(3)

Includes gift card breakage income of $18 million, $78 million and $17 million for fiscals 2009, 2008 and 2007, respectively. In addition, fiscal 2009 includes a $51 million gain related to the litigation settlement with Amazon. Fiscal 2008 includes a $39 million gain related to the substantial liquidation of the operations of TRU (HK) Limited, our wholly-owned subsidiary. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 15 entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details.

Certain corporate and other items are reported separately in our disclosure of segment Operating earnings. In addition to the income items described above, charges include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses, which are not fully allocated to our reportable segments. The significant categories of expenses include salaries, benefits and related expenses, professional fees, corporate facility depreciation and amortization and insurance. Salaries, benefits and related expenses include salaries, bonus, payroll taxes and health insurance expenses for corporate office employees. Professional fees include costs related to internal control compliance, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Depreciation and amortization includes depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost of fire, liability and automobile premiums.

	Fiscal Years Ended
(In millions)	January 30, 2010	January 31, 2009	February 2, 2008
Depreciation and amortization
Domestic	$220	$225	$223
International	122	138	133
Corporate	34	36	38

Total Depreciation and amortization	$376	$399	$394

Capital expenditures
Domestic	$121	$249	$193
International	50	105	100
Corporate	21	41	33

Total Capital expenditures	$192	$395	$326

(In millions)	January 30, 2010	January 31, 2009
Merchandise inventories
Domestic	$1,158	$1,165
International	652	616

Total Merchandise inventories	$1,810	$1,781

Total Assets
Domestic	$4,421	$4,887
International	2,513	2,505
Corporate and other (1)	1,643	1,019

Total Assets	$8,577	$8,411

(1)	Includes cash and cash equivalents, deferred tax assets and other corporate assets.

Our Net sales and long-lived assets by country or region are as follows:

	Fiscal Years Ended
(In millions)	January 30, 2010	January 31, 2009	February 2, 2008
Net sales
United States	$8,317	$8,480	$8,450
Japan	1,791	1,786	1,643
Europe (1)	1,587	1,611	1,630
United Kingdom	891	902	1,146
Other (2)	982	945	925

Total Net sales	$13,568	$13,724	$13,794

(1)	Includes our wholly-owned operations in Germany, Austria, Switzerland, France, Spain and Portugal.
(2)	Includes our wholly-owned operations in Australia and Canada.

(In millions)	January 30, 2010	January 31, 2009
Long-lived assets
United States	$2,977	$3,199
Japan	607	664
Europe (1)	456	439
United Kingdom	312	284
Other (2)	252	242

Total long-lived assets	$4,604	$4,828

(1)	Includes our wholly-owned operations in Germany, Austria, Switzerland, France, Spain and Portugal.
(2)	Includes our wholly-owned operations in Australia and Canada.

NOTE 13 — DEFINED BENEFIT PENSION PLANS

We sponsor defined benefit pension plans covering certain international employees in the United Kingdom (“UK”), Austria, Japan, and Germany, with such benefits accounted for on an accrual basis using actuarial assumptions. For our pension plans, we use a measurement date matching the end of our fiscal years.

The following tables provide information regarding our pension plans (in millions):

Obligation and Funded Status at End of Fiscal Year:

	Fiscal Years Ended
	January 30, 2010	January 31, 2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$84	$101
Service cost	6	6
Interest cost	4	4
Employee contributions	1	1
Benefits, expenses paid	(2)	(2)
Actuarial loss (gain)	10	(11)
Foreign currency impact	5	(15)

Projected benefit obligation at end of year	$108	$84

	Fiscal Years Ended
	January 30, 2010	January 31, 2009
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$52	$67
Actual return on plan assets	11	(14)
Employer contributions	9	8
Employee contributions	1	1
Benefits, expenses paid	(2)	(2)
Foreign currency impact	4	(8)

Fair value of plan assets at end of year	$75	$52

	January 30, 2010	January 31, 2009
Reconciliation of funded status to total amount recognized:
Funded status	$(33)	$(32)

Amounts recognized in Consolidated Balance Sheets:
Non-current liability	$(33)	$(32)

Amounts recognized in Accumulated other comprehensive (loss) income:
Unrecognized net actuarial losses, net of tax	$11	$10

The estimated net actuarial loss for defined benefit pension plans that will be amortized from Accumulated other comprehensive (loss) income into net periodic (benefit) cost in fiscal 2010 is expected to be $1 million.

Information for Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets:

	January 30, 2010	January 31, 2009
Projected benefit obligation	$108	$84
Accumulated benefit obligation (1)	98	76
Fair value of plan assets	75	52

(1)	Represents the total Accumulated benefit obligation as of January 30, 2010 and January 31, 2009.

Components of Net Periodic Benefit Cost During Each Fiscal Year:

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Service cost	$6	$6	$6
Interest cost	4	4	4
Expected return on plan assets	(3)	(2)	(3)
Amortization of:
Recognized actuarial loss	1	1	1

Net periodic benefit cost	$8	$9	$8

Contributions

For fiscal 2010, we expect to contribute approximately $8 million to our pension plans.

Estimated Future Payments

Pension benefit payments, including amounts to be paid from our assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Pension Benefits
2010	$2
2011	3
2012	3
2013	3
2014	3
2015 and thereafter	15

Total	$29

Weighted-average Assumptions Used to Determine Net Periodic Benefit Costs at Fiscal Year End:

	January 30, 2010	January 31, 2009	February 2, 2008
Discount rate	4.4%	4.7%	4.4%
Long-term rate of return on plan assets	4.7%	4.1%	4.7%
Rate of compensation increase	4.0%	4.3%	4.0%

Weighted-average Assumptions Used to Determine Benefit Obligations at Fiscal Year End:

	Fiscal Years Ended
	January 30, 2010	January 31, 2009
Discount rate	4.4%	4.4%
Rate of compensation increase	3.8%	4.0%

Determination of Discount Rate

Historically, the discount rate used to determine benefit obligations for our pension plans has been developed based on the AA corporate bond yield curve with the assistance of the Company’s external actuaries. Due to the turmoil in the credit markets in 2008 and its impact on the corporate AA bond markets in 2009, there was a much greater range of yields among AA-rated bonds than would typically be expected. As a result, certain high yield bonds were excluded from the yield curve in determining the discount rate. We expect to revert back to the use of historical methods of determining the discount rate as the credit markets continue to stabilize and yields related to the most affected corporate bonds are consistent with other issuers.

Determination of Expected Return on Assets

The expected return on assets is the rate of return expected to be achieved on pension fund assets in the long term, net of investment expenses. More than 90% of the plan assets relate to the UK and Japan pension plans. The UK and Japan pension plans expected return on assets assumption for fiscal 2010 has been determined by considering the return on the actual asset classes held as of the measurement date and our expectations of future rates of return on each asset class. For the UK and Japan pension plans, we determine the expected rate of return by utilizing the current return available on stocks and government and corporate bonds and applying suitable risk premiums that consider historical market returns and current market expectations. The estimate of the expected rate of return is based on a long term view and considers the impact of economic conditions in the evaluation of historical market returns.

Plan Assets

Commencing in fiscal 2009, the rules related to accounting for postretirement benefit plans under ASC 715 require certain additional disclosures related to the investment and risk management policies over the Company’s pension plan assets, as well as the determination of the fair value and valuation techniques used to measure the fair value of plan assets held by the Company.

Investment policies and strategies

Our overall investment policy and strategic management of the plan assets are the responsibility of the trustees (acting based on advice as they deem appropriate) and are driven by investment objectives as set out below. The remaining elements of our investment policy are part of the day-to-day management of the assets, which is delegated to a professional investment manager. The trustees of our defined benefit pension plans are guided by an overall objective of achieving, over the long-term, a return on the investments, which is consistent with the long-term assumptions made by the actuaries in determining funding of the plans.

The investment returns that the trustees expect to achieve are those that are broadly in line with or above the returns of the respective market indices and performance targets against which the investment manager is benchmarked. Over the longer term, the trustees expect to achieve an investment return in excess of the consumer price index.

Weighted-average asset allocation by asset category

The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. A change in the overall investment strategy could significantly impact the expected rate of return on plan assets.

The following represents our pension plan target asset allocations for fiscal 2010, as well as the actual asset allocations as of January 30, 2010 and January 31, 2009:

	2010 Target Allocation	January 30, 2010	January 31, 2009
Equity securities	53%	53%	35%
Debt securities	31%	29%	23%
Insurance contracts	9%	9%	11%
Cash	7%	9%	31%

Total	100%	100%	100%

Risk management

In managing the Company’s plan assets, our investment managers evaluate and manage risk associated with funded status risk, interest rate risk, market risk, counterparty risk, liquidity risk and operational risk. Cash flow management and asset class diversification are central to our risk management strategy and are critical to the overall investment strategy of our pension plan assets.

Fair value of plan assets

The following table presents our plan assets using the fair value hierarchy as of January 30, 2010. The fair value hierarchy has three levels based on the reliability of inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, while Level 3 includes the fair values estimated using significant non-observable inputs. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities: (1)
Domestic	$—	$10	$—	$10
International	—	30	—	30

Fixed Income: (2)
Domestic	—	8	—	8
International	—	14	—	14

Insurance Contracts (3)	—	6	—	6

Cash and cash equivalents (4)	7	—	—	7

Balance at January 30, 2010	$7	$68	$—	$75

(1)

Domestic and international equity securities categorized as Level 2 are valued using the Net Asset Value (“NAV”) per fund share, which is derived from quoted prices in active markets of the underlying securities.

(2)

Domestic and international fixed-income securities categorized as Level 2 are valued using the Net Asset Value (“NAV”) per fund share, which is derived using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

(3)

Insurance contracts contain a minimum guaranteed return and are categorized as Level 2 as the fair value of the assets is equal to the total amount of all individual technical reserves plus the non allocated employer’s financing fund reserves at the valuation date. The individual technical and financing fund reserves are equal to the accumulated paid contributions taking into account the insurance ratification and any allocated profit sharing return.

(4)	Cash and cash equivalents are highly liquid investments with original maturities of three months or less at the date of acquisition.

NOTE 14 — OTHER EMPLOYEE RETIREMENT AND COMPENSATION BENEFITS

We offer other employee retirement and compensation benefits for eligible employees. The Supplemental Executive Retirement Plan (“SERP”) provides supplemental retirement benefits to certain executive officers in excess of the limitations that are imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended, on contributions to our TRU Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”). Participants are generally 100 percent vested in their SERP accounts after completing five years of employment with the Company. For each of fiscals 2009, 2008 and 2007, we recorded SERP expenses of approximately $1 million. At January 30, 2010 and January 31, 2009, the SERP liability was $3 million and $2 million, respectively.

Included in our Savings Plan, we have a 401(k) salary deferral feature, company-matching contributions and a profit sharing component for eligible U.S.-based employees. Under the terms of the Savings Plan annual employer profit sharing contributions are made at the discretion of the Board of Directors, subject to certain limitations. The Savings Plan may be terminated at our discretion. Effective January 1, 2009, eligibility for participation in the 401(k) savings account portion of the Savings Plan has changed from six months to twelve months, affecting those employees hired on or after July 1, 2008. In addition, effective January 1, 2009 Company matching contributions has changed from a maximum of 5% to a maximum of 4%, affecting all participants in the Savings Plan. We also have various defined contribution and other foreign government sponsored retirement plans for foreign employees, which are managed by each respective foreign location. Expenses related to the Savings Plan and other foreign defined contribution plans were $19 million, $21 million and $20 million in fiscals 2009, 2008 and 2007, respectively. The Board of Directors did not elect to contribute to the profit sharing portion of the Savings Plan in fiscals 2009, 2008 and 2007.

We also offer other supplemental compensation benefits to our executive officers. Prior to the Merger, we offered our executive officers an additional life insurance coverage benefit (“Split Dollar Plan”), which entitled their beneficiaries to receive a death benefit of five times the executive officer’s current compensation. As of March 2005, we discontinued this benefit to new employees. Pursuant to the Merger agreement, the endorsement split-dollar life insurance policies will remain in a trust for the then existing participants until July 2010 at which time management may liquidate the Plan assets. Unless otherwise provided for by the individual severance packages, if the existing participants leave the Company prior to July 2010, they forfeit this benefit. As of July 2005, the Split Dollar Plan was fully funded. As of January 30, 2010 and January 31, 2009, our Split Dollar Plan assets were $5 million and $6 million, respectively. As of January 30, 2010, there were approximately 20 current and severed employees that were participating in the Split Dollar Plan.

NOTE 15 — LITIGATION AND LEGAL PROCEEDINGS

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

On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two Internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third Internet retailer filed a similar action and another class action was commenced making similar allegations involving most of the same Defendants. We intend to vigorously defend all of these cases. Related to those cases, the Federal Trade Commission (“FTC”) notified the Company in April 2009 that the FTC had opened an investigation to confirm the Company’s compliance with a 1998 FTC Final Order that prohibits the Company from, among other things, influencing its suppliers to limit sales of products to other retailers, including price club warehouses. The Company believes it has complied with the FTC Final Order and is cooperating with the FTC.

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

NOTE 16 — COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For claims and contingencies related to income taxes, see Note 11 entitled “INCOME TAXES.” Refer to Note 9 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of January 30, 2010.

As of January 30, 2010, we remain contingently liable for amounts due or amounts that may become due under certain real estate lease agreements that have been assigned to third parties. In the event of default by the assignees, we could be liable for payment obligations associated with these leases which have future lease related payments (not discounted to present value) of approximately $154 million through September 2032. The impact of these obligations are not material to our Consolidated Financial Statements.

We currently guarantee 80% of three Toys – Japan’s installment loans, totaling ¥3.0 billion ($33 million at January 30, 2010). These loans have annual interest rates of 2.6% to 2.8%. In addition, we have an agreement with McDonald’s Japan, in which we promise to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% of these loans.

NOTE 17 — RELATED PARTY TRANSACTIONS

The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the Merger Transaction and effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009. The advisory fee (the “Advisory Fees”) paid to the Sponsors increases 5% per year during the ten-year term of the agreement. The fee paid to the Sponsors under the advisory agreement was approximately $15 million, $17 million and $17 million for fiscals 2009, 2008 and 2007, respectively. During each of fiscals 2009 and 2008, we paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses. During fiscal 2007, we paid the Sponsors fees of $1 million for out-of-pocket expenses.

Pursuant to an amendment to the advisory agreement, the advisory fee for fiscal 2009 was capped at $15 million. The additional amount of approximately $3 million of advisory fees that would have been due for fiscal 2009, absent the amendment, will be paid by the Company, if at all, at the time (and from the proceeds) of a successful initial public offering of the Company’s securities.

In the event that the advisory agreement is terminated by the Sponsors or us, the Sponsors will receive all unpaid Advisory Fees, all unpaid transaction fees and expenses due under the advisory agreement with respect to periods prior to the termination date plus the net present value of the Advisory Fees that would have been payable for the remainder of the applicable term of the advisory agreement. The initial term of the advisory agreement is ten years, and it extends annually for one year unless we or the Sponsors provide notice of termination to the other. The advisory agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the aggregate transaction value in connection with certain financing, acquisition, disposition and change of control transactions. The advisory agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. In connection with the TRU Propco II financing (as described below), we paid the Sponsors $7 million of transaction fees pursuant to the terms of the advisory agreement.

From time to time, the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. During fiscals 2009, 2008 and 2007, affiliates of Vornado and KKR, all equity owners of the Company, held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $18 million, $25 million and $26 million in fiscals 2009, 2008 and 2007, respectively. During fiscal 2009 and in connection with the offering on November 20, 2009 by TRU Propco II of $725 million aggregate principal amount of senior secured 8.50% notes due 2017, affiliates of KKR acquired $28 million of these secured notes. For further details, see Note 2 entitled “LONG-TERM DEBT.”

In fiscal 2007, we sold properties to Vornado Surplus 2006 Realty LLC. For further details, see Note 5 entitled “PROPERTY AND EQUIPMENT.”

NOTE 18 — ACQUISITIONS

During fiscal 2009, we paid a total of $14 million for the acquisitions described below. The acquisitions resulted in $2 million of goodwill and we acquired $9 million of finite-lived intangibles. These acquisitions did not have a material impact on our Consolidated Financial Statements.

In February 2009, we acquired the e-commerce websites eToys.com and babyuniverse.com as well as the Internet domain Toys.com and the parenting website ePregnancy.com.

On May 28, 2009, the Company acquired certain business assets of FAO Schwarz, a children’s retailer. As part of the acquisition, the Company continues to operate the FAO Schwarz retail store in New York City along with the FAO Schwarz e-commerce and catalog businesses.

On September 3, 2009, the Company acquired the brand and other intellectual property assets of KB Toys, a toy retailer.

NOTE 19 — TOYS – JAPAN SHARE ACQUISITION

As part of our global growth strategy, management continuously looks for opportunities to grow and strengthen our business in markets we currently participate in, as well as in other countries worldwide. Prior to the second quarter of fiscal 2008, we owned 48% of the outstanding common stock of Toys – Japan and consolidated 100% of its financial results as we held a majority of the financial control through our positions on its Board of Directors.

On May 13, 2008, TRU Japan Holdings 2, LLC (“Holdings 2”), our newly formed wholly-owned subsidiary, announced an open tender offer to purchase a minimum of 4,519,000 shares of Toys – Japan from McDonald’s Japan and all public shareholders at ¥729 ($6.81 at June 10, 2008) per share. The tender offer closed on June 10, 2008, on which date Holdings 2 purchased 4,943,036 shares (approximately 14% of Toys – Japan) for $35 million, including $1 million of transaction costs. As a result of this purchase, we owned 21,395,036 shares or approximately 62% of Toys – Japan at January 31, 2009.

We allocated the $35 million purchase price to our additional approximately 14% share of the acquired assets and liabilities assumed based upon their fair values at June 10, 2008, of which $24 million adjusted the net book value of the assets acquired and liabilities assumed and $11 million was recorded as goodwill in our Consolidated Balance Sheet and assigned to our Toys – Japan reporting unit (included in our International segment). See Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details on Goodwill, net.

On September 24, 2009, Holdings 2 announced an open tender offer to purchase the remaining outstanding shares of Toys – Japan from all public shareholders (excluding Toys “R” Us Japan Holdings, Inc., (“Holdings 1”) a wholly-owned subsidiary of Toys “R” Us, Inc.) at ¥587 ($6.54 at November 11, 2009) per share. The tender offer closed on November 10, 2009, on which date Holdings 2 purchased 9,687,056 shares (approximately 28% of Toys – Japan) for approximately $66 million, including $2 million of transaction costs. As a result of this purchase, we owned 31,226,284 shares or approximately 91% of Toys – Japan at January 30, 2010.

As we maintained financial control of Toys – Japan during the transaction, the additional ownership interest acquired in Toys – Japan was accounted for as an equity transaction between owners in accordance with ASC 810. Upon acquisition of the additional ownership interest, Noncontrolling interest decreased by $82 million, representing the percentage of ownership purchased during the tender offer at historical costs. The net $16 million difference between the fair value of the consideration paid and the carrying amount of the Noncontrolling interest acquired was recognized as a net increase in Toys “R” Us, Inc. stockholders’ equity, consisting of a $4 million reduction in Additional paid-in-capital and a $20 million reduction in Accumulated other comprehensive loss.

At a special shareholders’ meeting of Toys – Japan on January 19, 2010, it was approved (through various steps) that Toys – Japan will conduct an exchange of the remaining outstanding common stock of Toys – Japan (“Toys – Japan Common Stock”) for a new class of stock (“New Stock”) at such an exchange ratio resulting in all shareholders other than our wholly-owned subsidiaries Holdings 1 and Holdings 2 being entitled to receive a fractional share of New Stock. As Toys – Japan is not permitted to issue fractional shares, all shareholders entitled to fractional shares of New Stock are expected to be cashed out at a price of ¥587 for each share of Toys – Japan Common Stock held by such shareholder. The acquisition of the fractional shares is expected to close in or around April 2010 upon receipt of judicial approval.

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

This reorganization has been reflected in these financial statements as if it had occurred as of the earliest period presented.

NOTE 21 — RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this ASU are effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. We are currently assessing the impact that ASU 2010-11 will have on the Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This ASU provides amendments that will require more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 is not expected to have a material impact on the Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash” (“ASU 2010-01”). This ASU clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. We are currently assessing the impact ASU 2010-01 will have on the Consolidated Financial Statements.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), formerly SFAS 167. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design, and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with VIEs and any significant changes in risk exposure due to that involvement. Additionally, a reporting entity will be required to disclose how its involvement with a VIE affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently assessing the impact that ASU 2009-17 will have on the Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which represents an update to ASC 605. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimated selling price. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This update is effective prospectively for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We are currently assessing the impact that ASU 2009-13 will have on the Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth certain unaudited quarterly financial information:

	For the 13 Weeks Ended
(In millions)	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010 (1)
Fiscal 2009
Net sales	$2,477	$2,567	$2,667	$5,857
Gross margin	890	951	950	1,987
Selling, general and administrative expenses	788	828	892	1,222
Depreciation and amortization	93	101	85	97
Other income, net (2)	(12)	(64)	(18)	(18)
Operating earnings (loss)	21	86	(9)	686
Net (loss) earnings	(40)	25	(69)	388
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(35)	$27	$(67)	$387

	For the 13 Weeks Ended
(In millions)	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009 (1)
Fiscal 2008
Net sales	$2,719	$2,771	$2,773	$5,461
Gross margin	977	1,014	960	1,797
Selling, general and administrative expenses	895	885	930	1,146
Depreciation and amortization	100	103	95	101
Other income, net (2)	(20)	(53)	(11)	(44)
Operating earnings (loss)	2	79	(54)	594
Net (loss) earnings (3)	(47)	9	(106)	355
Net (loss) earnings attributable to Toys “R” Us, Inc. (3)	$(36)	$13	$(104)	$345

(1)

Our Domestic and International businesses are highly seasonal with sales and earnings highest in the fourth quarter. During the last three fiscal years, more than 39% of the Net sales from our Domestic and International business were generated in the fourth quarter. Our results of operations depend significantly upon the fourth quarter holiday selling season.

(2)

During the third quarter of fiscal 2009, we recognized a $51 million gain on litigation settlement with Amazon. See Note 15 to our Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details. During the fourth quarter of fiscal 2008, we recognized an additional $59 million of gift card breakage income as a result of the change in estimate effected by a change in accounting principle. Partially offsetting this income was an impairment charge of $33 million on long-lived assets. During the second quarter of fiscal 2008, the operations of TRU (HK) Limited, our wholly-owned subsidiary, were substantially liquidated. As a result, we recognized a $39 million gain representing a cumulative translation adjustment, in accordance with SFAS No. 52 “Foreign Currency Translation.” Refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

(3)

During the fourth quarter of fiscal 2008, our valuation allowance decreased by $46 million related to certain tax credit and other carryforwards where we believe that it is more likely than not that such carryforwards will be used.

PARENT COMPANY INFORMATION

Toys “R” Us, Inc.

Schedule I — Condensed Statements of Operations

	Fiscal Years Ended
(In millions)	January 30, 2010	January 31, 2009	February 2, 2008
Revenues	$23	$26	$29

General and administrative expenses	32	36	31
Depreciation and amortization	14	22	23
Other Income, net	(51)	(2)	—

Total operating expenses (income)	(5)	56	54

Other (expense) income:
Interest expense, net	(132)	(102)	(96)
Inter-company interest (expense) income, net	(1)	13	17
Equity in pre-tax earnings of consolidated subsidiaries	457	344	322

Earnings before income taxes	352	225	218
Income tax expense	40	7	65

Net earnings	$312	$218	$153

See accompanying notes to Condensed Financial Statements.

Toys “R” Us, Inc.

Schedule I — Condensed Balance Sheets

(In millions)	January 30, 2010	January 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$196	$212
Current deferred tax assets	13	3
Prepaid expenses and other current assets	17	4

Total current assets	226	219
Property and equipment, net	18	28
Investments in and advances to/from subsidiaries	1,364	996
Deferred tax assets	66	81
Restricted cash	33	51
Other assets	15	11

	$1,722	$1,386

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses and other current liabilities	$113	$95
Income taxes payable	50	25

Total current liabilities	163	120
Long-term debt	1,330	1,333
Liabilities for uncertain tax positions	70	80
Other non-current liabilities	74	127
Stockholders’ equity (deficit)	85	(274)

	$1,722	$1,386

See accompanying notes to Condensed Financial Statements.

Toys “R” Us, Inc.

Schedule I — Condensed Statement of Cash Flows

	Fiscal Years Ended
(In millions)	January 30, 2010	January 31, 2009	February 2, 2008
Cash Flows from Operating Activities	$42	$71	$45

Cash Flows from Investing Activities:
Capital expenditures	(4)	(6)	(7)
Proceeds from sale of fixed assets	—	4	—
Sale (purchase) of short-term investments	—	66	(67)
Investments in subsidiaries	(248)	(3)	(105)
Decrease (increase) in restricted cash	18	(51)	—
Intercompany loan repayment by subsidiaries	482	265	179
Loans to subsidiaries	(455)	(249)	(168)

Net cash (used in) provided by investing activities	(207)	26	(168)

Cash Flows from Financing Activities:
Borrowings from subsidiaries	150	18	124
Other	(1)	—	—

Net cash provided by financing activities	149	18	124

Cash and cash equivalents:
Net increase (decrease) during period	(16)	115	1
Cash and cash equivalents at beginning of period	212	97	96

Cash and cash equivalents at end of period	$196	$212	$97

Supplemental Disclosures of Cash Flow Information:
Income taxes (received) paid, net of refunds	$(1)	$1	$1
Interest paid	$136	$84	$99

See accompanying notes to Condensed Financial Statements.

Toys “R” Us, Inc.

Schedule I — Notes to Condensed Financial Statements

NOTE A — BASIS OF PRESENTATION

Toys “R” Us, Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business operations through its subsidiaries. As specified in certain of its subsidiaries’ debt agreements, there are restrictions on the Parent Company’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances (refer to Note 2 to our Consolidated Financial Statements entitled “LONG-TERM DEBT”). Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Toys “R” Us, Inc.’s audited Consolidated Financial Statements included elsewhere herein.

On January 28, 2010, our direct wholly-owned subsidiary, Toys “R” Us International LLC (“TRU-International”) was merged with and into Parent Company (the “Transaction”). These financial statements present the historical financial positions and results of operations of Parent Company and TRU-International on a combined basis. The Transaction has been reflected in these financial statements as if it had occurred as of the earliest period presented with prior year financial information combined retrospectively for fiscals 2008 and 2007. TRU-International provides certain information technology, accounting and operational support to our foreign subsidiaries for a service fee. For fiscals 2009, 2008 and 2007, the service fees from the foreign subsidiaries are based on costs plus a premium and have been recorded in Revenues on an accrual basis.

In connection with the July 21, 2005 Merger and subsequent reorganization, the Parent Company borrowed $770 million and received a promissory note of $887 million (£509 million) as a dividend from its indirect wholly-owned subsidiary, Toys “R” Us (UK) Limited (“Toys Limited”). The outstanding net intercompany receivable balance from Toys Limited was $208 million and $107 million as of January 30, 2010 and January 31, 2009, respectively, and was included in Investments in and advances to/from subsidiaries.

On June 10, 2008, we entered into a plan of reorganization pursuant to Internal Revenue Code (“IRC”) §368(a) with Toys “R” Us Holdings, Inc., our former parent (“Former Parent”) under which Former Parent transferred all of its assets (including 1,000 shares of Pre-Reorganization Common Stock) and liabilities to the Parent Company in exchange for issuing 48,955,808 shares of Parent Company Post-Reorganization Stock to Former Parent. In addition, pursuant to the plan of reorganization, the Parent Company assumed the obligations and succeeded the rights of Former Parent under the Management Equity Plan (refer to Note 7 to our Consolidated Financial Statements entitled “STOCK-BASED COMPENSATION”). Immediately after the exchange, Former Parent, pursuant to the plan of reorganization, was dissolved. On June 10, 2008, the Parent Company by-laws were also amended and restated in order to incorporate certain Sponsor-related provisions formerly contained in Former Parent’s by-laws. Refer to Note 20 to our Consolidated Financial Statements entitled “REORGANIZATION.”

Included in Investments in and advances to/from subsidiaries as of January 30, 2010 and January 31, 2009 are intercompany payables of $366 million and $334 million to Toys – Delaware, which included $250 million advanced in fiscal 2006 to repay principal on our 6.875% notes and remain outstanding at each fiscal year end, respectively. In addition, Parent Company’s intercompany payable to Toys – Delaware at January 30, 2010 included $150 million related to loan proceeds received from Toys – Delaware and $18 million of accrued interest related to Parent Company’s overall intercompany payable balance, both of which were recorded during fiscal 2009. Parent Company’s intercompany payable balance with Toys – Delaware at January 31, 2009 included $18 million in payments received from Toys – Delaware to fund certain operating expenses of Parent Company and $21 million of accrued interest related to Parent Company’s overall intercompany payable balance, both of which were recorded during fiscal 2008. Also during fiscal 2009, Parent Company recorded a dividend-in-kind of a payable to Toys-Delaware in the aggregate amount of $146 million established as a result of payments by Toys-Delaware to Parent Company in fiscals 2006 and 2007 for interest payments on Parent Company’s publicly issued and outstanding notes.

For fiscals 2009, 2008, and 2007, the income tax expense of $40 million, $7 million and $65 million, respectively, in the attached Schedule I—Condensed Statements of Operations represents the Parent Company’s consolidated income tax benefit expense. Such amounts include income tax expense of $76 million, $34 million and $143 million, respectively, related to our subsidiaries, which have not been consolidated for this presentation. The Parent Company is responsible for cash income tax payments on the separate company income of such subsidiaries for U.S. Federal and certain state filings.

NOTE B — DEBT

A summary of the Parent Company’s Long-term debt as of January 30, 2010 and January 31, 2009 is outlined in the table below:

	January 30,	January 31,
(In millions)	2010	2009
7.625% notes, due fiscal 2011	$507	$512
7.875% senior notes, due fiscal 2013	395	393
7.375% senior notes, due fiscal 2018	406	406
8.750% debentures, due fiscal 2021 (1)	22	22

Total	$1,330	$1,333

(1)	Represents obligations of Toys “R” Us, Inc. and Toys – Delaware.

The total fair values of the Parent Company’s Long-term debt, with carrying values of $1,330 million and $1,333 million at January 30, 2010 and January 31, 2009, were $1,304 million and $505 million, respectively. The fair values of the Parent Company’s Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.

The annual maturities of the Parent Company’s Long-term debt at January 30, 2010 are as follows:

(In millions)	Annual Maturities
2010	$—
2011	507
2012	—
2013	395
2014	—
2015 and subsequent	428

Total	$1,330

The Parent Company is a co-obligor of the outstanding debentures due fiscal 2021, as are shown in the Parent Company Condensed Balance Sheets for stand-alone reporting purposes. However, it is expected all future principal and interest payments will be funded through the operating cash flows of Toys – Delaware. For each of fiscals 2009, 2008 and 2007, Toys – Delaware recorded interest expense related to the outstanding debentures due fiscal 2021 of $2 million, which is reflected as part of Equity in pre-tax earnings of consolidated subsidiaries in the Parent Company Condensed Statements of Operations.

The Parent Company currently guarantees 80% of three Toys – Japan’s installment loans, totaling ¥3.0 billion ($33 million at January 30, 2010). These loans have annual interest rates of 2.6% — 2.8%, mature from 2012 to 2014 and are reported as part of the Toys – Japan bank loans of $172 million at January 30, 2010. In addition, the Parent Company has an agreement with McDonald’s Holding Company (Japan), Ltd. (“McDonald’s Japan”), in which the Parent Company promises to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% of Toys – Japan’s three installment loans.

For a discussion of the Parent Company’s guarantees and the debt obligations of the Parent Company and its subsidiaries, see Note 2 to the Consolidated Financial Statements entitled “LONG-TERM DEBT.”

NOTE C — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

ASC Topic 815 (“ASC 815”), formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. The accounting for derivatives depends on the intended use of the derivatives and the resulting designation. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure.

Interest Rate Contracts

We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we periodically enter into interest rate swaps and interest rate caps. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows attributable to the changes in LIBOR rates. Our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. Our interest rate contracts have various maturity dates through April 2015. A portion of these interest rate swaps are designated for hedge accounting as cash flow hedges under ASC 815.

The effective portion of the cash flow hedge is recorded to Accumulated other comprehensive (loss) income; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of the hedging relationship on an ongoing basis and recalculate changes in fair value of the derivative and the underlying hedged item separately.

For our derivative that is designated under ASC 815 as a cash flow hedge, we recorded a nominal gain and loss in earnings related to ineffectiveness for the years ended January 30, 2010 and January 31, 2009, respectively. Reclassifications from Accumulated other comprehensive (loss) income to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a net loss of approximately $30 million over the next 12 months to Interest expense from Accumulated other comprehensive (loss) income.

Certain of our agreements with credit-risk related features contain provisions where we could be declared in default on its derivative obligations if we default on certain specified indebtedness. Additionally, we have one agreement with a provision requiring we maintain an investment grade credit rating from each of the major credit rating agencies. As our ratings are currently below investment grade, we are required to post collateral for this contract. At January 30, 2010, derivative liabilities related to agreements that contain credit-risk related features had a fair value of $31 million. We have a minimum collateral posting threshold with certain derivative counterparties and have posted collateral of $33 million as of January 30, 2010.

The following table presents our outstanding derivative contracts as of January 30, 2010 and January 31, 2009:

			January 30, 2010	January 31, 2009
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount

Interest Rate Swaps
1 Month USD LIBOR Float to Fixed Interest Rate Swap (1) (2)	May 2008	December 2010	$750	$750
1 Month USD LIBOR Float to Fixed Interest Rate Swap (2) (3)	May 2008	December 2010	550	550

Interest Rate Caps
1 Month USD LIBOR Forward- starting Interest Rate Cap (4)	January 2011	April 2015	$500	$—
1 Month USD LIBOR Forward- starting Interest Rate Cap (4)	January 2012	April 2015	500	—
1 Month USD LIBOR Forward- starting Interest Rate Cap (4)	January 2014	April 2015	311	—

(1)	As of January 30, 2010, this derivative qualified for hedge accounting as a cash flow hedge.
(2)

On May 8, 2008, we entered into two new interest rate swaps initially associated with our $1.3 billion Unsecured credit agreement that mature in December 2010. The interest rate swaps convert the variable LIBOR-based portion of our interest payments to a fixed rate of interest of 3.14%, which effectively fix the all-in interest rate of the facility at 6.14%. Upon repayment of the $1.3 billion Unsecured credit agreement, the interest rate swaps were associated with the $800 million Secured real estate loan and the Secured term loan facility.

(3)

On November 10, 2009, in anticipation of the repayment of the $800 million Secured real estate loan and projected future variable interest rate exposure, the Company de-designated its $550 million interest rate swap. The remaining $16 million loss recorded in Accumulated other comprehensive loss will be reclassified to earnings over the life of the original hedged instrument.

(4)

On April 3, 2009, we entered into three new forward-starting interest rate cap agreements to manage our future interest rate exposure. The total amount paid for the caps was $8 million. Two of these interest rate caps were designated as cash flow hedges under ASC 815, hedging the variability of LIBOR based cash flows above the strike price for each cap. Subsequently, on November 10, 2009, the Company de-designated two $500 million forward-starting interest rate caps resulting in a reclassification from Accumulated other comprehensive income to earnings a gain of $1 million; an additional $2 million will be amortized from Accumulated other comprehensive (loss) income to earnings over the remaining life of the caps.

Foreign Exchange Contracts

We occasionally enter into foreign currency forward contracts to economically hedge our short-term, cross-currency intercompany loans with our foreign subsidiaries. We enter into these contracts in order to reduce our exposure to the variability in expected cash outflows attributable to changes in foreign currency rates. These derivative contracts are not designated as hedges under ASC 815 and are recorded on our Condensed Balance Sheets at fair value with a gain or loss recorded on the Condensed Statements of Operations in Interest expense.

Our foreign exchange contracts contain some credit-risk related contingent features, are subject to master netting arrangements and typically mature within 12 months. These derivatives contracts are not designated as hedges under ASC 815. These agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. We are not required to post collateral for these contracts.

The following table presents our outstanding foreign exchange contracts as of January 30, 2010 and January 31, 2009:

			January 30, 2010	January 31, 2009
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount

Foreign-Exchange Forwards
Short-term cross-currency intercompany loans	Varies	Varies	$—	$31

The following table sets forth the net impact of the effective portion of derivatives on Accumulated other comprehensive (loss) income on our Condensed Statements of Stockholder’s Equity (Deficit) for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008:

	Fiscal Years Ended
(In millions)	January 30, 2010	January 31, 2009	February 2, 2008

Derivatives designated as cash flow hedges under ASC 815:
Interest Rate Contracts	$10	$(26)	$(1)

The following table sets forth the impact of derivatives on Interest expense on our Condensed Statements of Operations for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008:

	Fiscal Years Ended
(In millions)	January 30, 2010	January 31, 2009	February 2, 2008

Derivatives not designated for hedge accounting under ASC 815:
Gain on the change in fair value - Interest Rate Contracts	$2	$—	$—
(Loss) gain on the change in fair value - Foreign Exchange Contracts	(10)	23	(15)

	(8)	23	(15)

Derivatives designated as variable cash flow hedges under ASC 815:
Loss reclassified from Accumulated other comprehensive
(loss) income (effective portion) - Interest Rate Contracts	(36)	(10)	(3)

Total Interest expense	$(44)	$13	$(18)

The following table contains the notional amounts and fair values of Parent Company’s outstanding derivative contracts as of January 30, 2010 and January 31, 2009:

	January 30, 2010		January 31, 2009
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges under ASC 815:
Accrued expenses and other current liabilities	$750	$(18)	$—	$—
Other non-current liabilities	—	—	1,300	(44)

Interest Rate Contracts not designated for hedge accounting under ASC 815:
Other assets	$1,311	$9	$—	$—
Accrued expenses and other current liabilities	550	(13)	—	—

Foreign Currency Contracts not designated for hedge accounting under ASC 815:
Prepaid expenses and other current assets	$—	$—	$31	$—

Total derivative contracts outstanding
Prepaid expenses and other assets	$—	$—	$31	$—
Other assets	1,311	9	—	—

Total derivative assets	$1,311	$9	$31	$—

Accrued expenses and other current liabilities	$1,300	$(31)	$—	$—
Other non-current liabilities	—	—	1,300	(44)

Total derivative liabilities	$1,300	$(31)	$1,300	$(44)

Refer to Note 3 to our Consolidated Financial Statements entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details on derivative instruments.

NOTE D — LITIGATION AND LEGAL PROCEEDINGS

In fiscal 2009, Parent Company recognized a $51 million gain related to the litigation settlement with Amazon which was recorded in Other income, net. Additionally, Parent Company is party to other lawsuits. Refer to Note 15 entitled “LITIGATION AND LEGAL PROCEEDINGS” for further information.

NOTE E — COMMITMENTS AND CONTINGENCIES

The Parent Company is a guarantor on certain leases entered into by its subsidiaries. For a discussion of the lease obligations of the Parent Company and its subsidiaries, see Note 9 to our Consolidated Financial Statements entitled “LEASES.”

NOTE F — DIVIDENDS AND CAPITAL CONTRIBUTIONS

The Parent Company received cash dividends from certain of its subsidiaries of $158 million, $156 million and $236 million during fiscals 2009, 2008 and 2007, respectively. Additionally, Parent Company received cash distributions from its property subsidiaries during 2009, 2008 and 2007 which amounted to $7 million, $45 million and $46 million and which were recorded as returns of capital.

During fiscal 2009, Parent Company made the following capital contributions: $66 million to TRU Japan Holdings 2, LLC (“Holdings 2”), which it used to purchase additional 28% of Toys – Japan common stock. (Refer to Note 19 to our Consolidated Financial Statements entitled “TOYS – JAPAN SHARE ACQUISITION” for further details); $142 million to Toys “R” Us Property Company I, LLC, which it used to repay the outstanding loan balance under the Unsecured credit agreement and related transaction costs; and $47 million to Toys “R” Us property Company II, LLC, which it used to repay $200 million in Secured real estate loans.

During fiscal 2008, Parent Company loaned $28 million and made a capital contribution of $8 million to TRU Japan Holdings 2, LLC (“Holdings 2”), which it used to purchase an additional approximately 14% share of Toys – Japan common stock. (Refer to Note 19 to our Consolidated Financial Statements entitled “TOYS – JAPAN SHARE ACQUISITION” for further details). Also during fiscal 2008, the Parent Company made a capital contribution of $40 million to its direct subsidiary, TRU Australia Holdings, LLC, who made a similar contribution to its subsidiary, Toys “R” Us Australia Pty Ltd. The funds were used to pay down certain liabilities.

During fiscal 2007, Parent Company made a capital contribution of $151 million to TRU Australia Holdings, LLC, which it used to settle an inter-company loan with Toys “R” Us Europe, LLC (“Toys-Europe”). In turn, Toys-Europe paid a cash dividend to the Parent Company in the same amount.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K to accomplish their objectives at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

Based on this assessment, management concluded that, as of January 30, 2010, the Company’s internal control over financial reporting was effective.

Deloitte & Touche LLP, an independent registered public accounting firm which has audited and reported on the financial statements contained in this Annual Report on Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.

(c) Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Toys “R” Us, Inc.:

We have audited the internal control over financial reporting of Toys “R” Us, Inc. and subsidiaries (the “Company”) as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2010 of the Company and our report dated March 24, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new guidance on the accounting for non-controlling interests.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following persons were members of our Board of Directors (the “Board”) as of January 30, 2010. Each elected director will hold office until a successor is duly elected and qualified or until his or her earlier death, resignation or removal from office by our stockholders.

Name	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Joshua Bekenstein	51	Mr. Bekenstein has been our director since September 2005. Mr. Bekenstein is a Managing Director of Bain Capital LLC. He has been with Bain Capital LLC since its founding in 1984. Mr. Bekenstein currently serves as a member of the Boards of Directors of Bombardier Recreational Products Inc., Waters Corporation, Dollarama Capital Corporation, Burlington Coat Factory, Michaels Stores, Inc. and Bright Horizons Family Solutions.

Michael M. Calbert	47	Mr. Calbert has been our director since July 2005. Mr. Calbert has been an executive of Kohlberg Kravis Roberts & Co. Ltd. since 2000. Mr. Calbert currently serves as a member of the Board of Directors of Dollar General, Inc.

Michael D. Fascitelli	53	Mr. Fascitelli has been our director since July 2005. Mr. Fascitelli has been President and a Trustee of Vornado Realty Trust since December 1996 and Chief Executive Officer of Vornado Realty Trust since May 2009. Mr. Fascitelli has also been President and a director of Alexanders, Inc. since August 1996. Mr. Fascitelli was on the Board of Directors of GMH Communities Trust from August 2005 until June 2008.

Matthew S. Levin	44	Mr. Levin has been our director since July 2005. Mr. Levin has been a Managing Director at Bain Capital LLC since 2000. Mr. Levin also currently serves as a director of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Michaels Stores, Inc., Unisource Worldwide, Inc. and Guitar Centers, Inc.

Sanjay Morey	38	Mr. Morey has been our director since June 2008. Mr. Morey has been an executive of Kohlberg Kravis Roberts & Co. Ltd. since 2006. Mr. Morey was a Vice President of Fenway Partners from August 2001 through February 2006. Mr. Morey is a director of U.S. Foodservice.

John Pfeffer	41	Mr. Pfeffer has been our director since September 2005. Mr. Pfeffer has been an executive of Kohlberg Kravis Roberts & Co. Ltd. since 2000, heading the European Retail Sector Team.

Steven Roth	68	Mr. Roth has been our director since September 2005. Mr. Roth has been Chairman of the Board of Vornado Realty Trust since May 1989. Mr. Roth was Chief Executive Officer of Vornado Realty Trust from May 1989 to May 2009 and has been Chairman of the Executive Committee of the Board of Vornado Realty Trust since April 1980. Mr. Roth is currently the Managing General Partner of Interstate Properties, an owner of shopping centers and investor in securities and partnerships. Mr. Roth has been a general partner of Interstate Properties since 1968. He has also been the Chief Executive Officer of Alexander’s, Inc. since March 1995 and Chairman of the Board of Alexander’s, Inc. since 2004 and a director since 1989.

Wendy Silverstein	49	Ms. Silverstein has been our director since September 2005. Ms. Silverstein has been Executive Vice President — Capital Markets of Vornado Realty Trust since 1998.

Michael Ward	46	Mr. Ward has been our director since September 2007. Mr. Ward is a Managing Director of Bain Capital Partners, LLC. He has been with Bain Capital Partners, LLC since 2002. Mr. Ward is a member of the Board of Directors of Sensata Technologies, Inc. and The Weather Channel, Inc.

Gerald L. Storch	53	Mr. Storch has been our Chairman of the Board and Chief Executive Officer since February 2006. Mr. Storch was Vice Chairman of Target Corporation (“Target”) from 2001 to 2005 and held various other positions at Target from 1993 (then Dayton-Hudson) to 2001. Prior to joining Target, Mr. Storch was a Principal of McKinsey & Company where he served from 1982 to 1993.

Other than Mr. Storch, each of the Directors was elected to the Board pursuant to a stockholders agreement dated July 21, 2005 by and among the Company, the Sponsors and a private investor (the “Stockholders’ Agreement”). Pursuant to such agreement, Messrs. Bekenstein, Levin and Ward were appointed to the Board as a consequence of their respective relationships with Bain Capital; Messrs. Calbert, Morey and Pfeffer were appointed to the Board as a consequence of their respective relationships with Kohlberg Kravis Roberts & Co.; and Messrs. Fascitelli and Roth and Ms. Silverstein were appointed to the Board as a consequence of their respective relationships with Vornado Realty Trust.

Executive Officers

The following persons were our Executive Officers as of January 30, 2010, having been elected to their respective offices by our Board of Directors:

Name	Age	Position with the Registrant

Gerald L. Storch(1)	53	Chairman of the Board; Chief Executive Officer

F. Clay Creasey, Jr.	61	Executive Vice President — Chief Financial Officer

Claire Babrowski	52	Executive Vice President — Chief Operating Officer

Deborah M. Derby	46	Executive Vice President — Chief Administrative Officer

Antonio Urcelay	58	President — Continental Europe

David Rurka	63	Managing Director of Toys “R” Us Holdings, Limited

Daniel Caspersen	57	Executive Vice President — Human Resources

David J. Schwartz	42	Executive Vice President — General Counsel & Corporate Secretary

(1)	See “Directors” above for Mr. Storch’s biography.

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

Ms. Derby has served as our Executive Vice President — Chief Administrative Officer since February 2009. From May 2006 to February 2009, Ms. Derby served as Executive Vice President — President — Babies “R” Us. From September 2005 until May 2006, Ms. Derby served as our Executive Vice President — Human Resources, Legal and Corporate Communications and Secretary. From May 2003 until September 2005, Ms. Derby served as our Executive Vice President — Human Resources. From November 2002 to May 2003, Ms. Derby served as our Senior Vice President, Associate Relations and Organizational Effectiveness. From January 2002 to November 2002, Ms. Derby was our Vice President, Associate Relations. From June 2000 (when she first joined the Company) to January 2002, Ms. Derby was our Vice President — Human Resources, Babies “R” Us.

Mr. Urcelay has served as our President — Continental Europe (Germany, Switzerland, Austria, France, Spain and Portugal) since August 2004. Mr. Urcelay served as the Managing Director of Toys “R” Us Iberia, S.A. from October 2006 until February 2009. From August 2003 through August 2004, Mr. Urcelay was President of Southern Europe (France, Spain and Portugal).

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

Mr. Schwartz has served as our Executive Vice President – General Counsel since October 2009 and has served as Corporate Secretary since April 2006. From September 2003 until October 2009, Mr. Schwartz served as Senior Vice President — General Counsel. From January 2002 until September 2003, Mr. Schwartz served as our Vice President — Deputy General Counsel, and has served as Assistant Corporate Secretary from that time until April 2006. From February 2001 to January 2002, Mr. Schwartz served as our Vice President — Corporate Counsel and Assistant Corporate Secretary. Mr. Schwartz is a Director of Toys “R” Us Japan, Ltd.

Section 16(a) Beneficial Ownership Reporting Compliance

As our equity securities are not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), none of our directors, officers or ten percent holders were subject to Section 16(a) of the Exchange Act for the past fiscal year or the filing requirements thereof.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or any person performing similar functions (the “Code of Ethics”). The Code of Ethics is available on the Corporate Governance page of our website at www.Toysrusinc.com. If we ever were to amend or waive any provision of our Code of Ethics, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our Internet website set forth above rather than by filing a Form 8-K. The Code of Ethics is also available in print, free of charge, to any investor who requests it by writing to: Toys “R” Us, Inc., One Geoffrey Way, Wayne, New Jersey 07470, Attention: Investor Relations.

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

COMPENSATION DISCUSSION AND ANALYSIS

The following Executive Compensation discussion and analysis discusses our compensation policies and decisions regarding our named executive officers and describes the material elements of compensation for our named executive officers. Our named executive officers are:

•	Chairman of the Board and Chief Executive Officer, Gerald L. Storch;

•	Executive Vice President — Chief Financial Officer, F. Clay Creasey, Jr.;

•	Executive Vice President — Chief Operating Officer, Claire Babrowski;

•	Executive Vice President — Chief Administrative Officer, Deborah M. Derby; and

•	President of Continental Europe, Antonio Urcelay.

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

Mix of Total Compensation

No formula or specific weightings or relationships are used with regard to the allocation of the various pay elements within the total compensation program. Cash compensation includes base salary and annual incentive awards which, for top executive officers, are targeted to approach or exceed base salaries to emphasize performance-based compensation. Perquisites and other types of non-cash benefits are used on a limited basis and represent only a small portion of total compensation for our executive officers. Stock compensation includes long-term incentives, which provide a long-term capital appreciation element to our executive compensation program. The bulk of deferred compensation is provided through our “TRU” Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”) and Supplemental Executive Retirement Plan (the “SERP”) for the U.S. officers. For Mr. Urcelay, the bulk of his deferred compensation is provided through his retirement plans, the Plan de Pensiones CajaMadrid Rent (the “Spain Savings Plan”) and certain annuity products from MAPFRE Vida (the “MAPFRE Policies”).

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

The Executive Committee reviews the base salary of each of our executive officers annually as part of the Company’s performance review process described below, as well as upon a promotion or other change in job responsibility. On an annual basis, the Executive Committee determines the range, if any, for merit-based increases for eligible employees of the Company (including our executive officers). In developing the range for merit-based increases, the Executive Committee will often look at broad-based industry surveys to determine the reasonableness of the proposed range of merit-based increases. Merit-based increases to the base salary of an executive officer are based on the Executive Committee’s assessment that the executive officer performed at or above his or her established goals. Increases in base salary due to a promotion or change in job responsibilities are based on the Executive Committee’s assessment of the responsibilities and importance of the executive officer’s new position compared to the executive officer’s prior position.

At the beginning of each fiscal year, each of our executive officers is required to establish his or her personal business goals for the year, using some or all of the following five criteria:

•	Financial—focuses on financial metrics that we believe are good indicators of whether the Company and our business segments are achieving their annual and long-term business objectives;

•	Operational Efficiency—focuses on operational efficiencies and cost reduction, such as supply chain optimization and reducing selling, general and administrative expenses;

•

Team Work—focuses on people individually and as a team, such as the hiring, development and retention of employees, compensation initiatives, team building, conflict resolution, communication and succession planning activities;

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

At the beginning of each fiscal year, Mr. Storch, our Chairman and CEO, reviews and approves the goals developed by each of our executive officers, other than himself, and the Executive Committee reviews and approves Mr. Storch’s goals. At the end of each fiscal year, Mr. Storch reviews the individual performance of each executive officer against his or her personal goals. Mr. Storch also prepares a self-evaluation of his own performance. He then presents his conclusions and recommendations with respect to base salary adjustments to the Executive Committee. The Executive Committee considers these conclusions and recommendations when determining any adjustments to our executive officers’ base salaries. Based upon the economic conditions and the resulting impact on our business, the Executive Committee decided that no named executive officers would receive an increase in salary for fiscal 2009.

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

Under the Management Incentive Plan, each executive officer has an annual incentive target expressed as a percentage of his or her salary. The target bonus percentages for our named executive officers were established in their employment agreements and may be subsequently adjusted based upon performance and/or a promotion in responsibility. Our named executive officers’ annual incentive award targets, expressed as a percentage of base salary, are as follows: 200% for Mr. Storch; 110% for Ms. Babrowski and Ms. Derby; and 100% for Messrs. Creasey and Urcelay. Each executive officer’s annual incentive target is weighted 70% on the Company’s financial performance (“Financial Component”) and 30% on the executive officer’s personal performance (“Personal Component”). We believe that weighting the executive officers’ annual incentive targets in this way aligns the interests of our executive officers with the interests of the Sponsors by motivating the executive officers to increase the shareholder value of the Company as a whole, while also rewarding each of the executive officers for his or her individual performance.

The Financial Component is based on a combination of the Adjusted EBITDA results for the total Company and for one or more business units of the Company. We calculate Adjusted EBITDA, for this purpose, as earnings before interest, tax, depreciation and amortization, further adjusted for the effects of certain period charges and gains or losses, including, among others, changes in foreign currency, noncontrolling interest, gains or losses on liquidations of subsidiaries or sales of properties, asset impairments and accounting changes. More detail about the calculation of Adjusted EBITDA is set forth in the narrative after the “Summary Compensation” table on page 110, including actual Adjusted EBITDA results. We believe that focusing the Financial Component solely on Adjusted EBITDA closely aligns the executive officers’ interests with those of the Sponsors. The Adjusted EBITDA goals for the Company and each business unit are established at the beginning of each year by the Executive Committee. The Adjusted EBITDA goals for fiscal 2009 were $976,300,000 for the consolidated Company, $841,500,000 for our Domestic segment, $335,800,000 for our International segment, $28,209,000 for Central Europe (using the budgeted conversion rate of 1 EURO = 1.2813 USD), $44,847,000 for France (using the budgeted conversion rate of 1 EURO = 1.2813 USD) and $56,630,000 for Iberia (using the budgeted conversion rate of 1 EURO = 1.2813 USD).

The specific combination of Adjusted EBITDA measures that make up the Financial Component for a particular named executive officer relates to his or her primary job responsibilities. For example, corporate officers generally have a financial target based 50% on consolidated Adjusted EBITDA and 50% on Adjusted EBITDA of the Domestic segment and International segment, weighted two-thirds for the Domestic segment and one-third for the International segment. However, if the named executive officer has primary responsibility for one business unit, the Financial Component of his or her annual bonus is based 25% on consolidated Adjusted EBITDA and 75% on Adjusted EBITDA for that particular business unit (except for Mr. Urcelay, whose annual bonus is based 25% on consolidated EBITDA, and 25% on the Adjusted EBITDA for each of Iberia, France and Central Europe). We believe that these Financial Component weightings motivate our executive officers to work to improve the Company as a whole with appropriate emphasis on business unit results as the executive’s job responsibilities merit.

The Executive Committee sets the threshold, target and maximum payout levels for the Financial Component of the Management Incentive Plan. The Executive Committee generally sets the target levels of achievement under the Management Incentive Plan at the Adjusted EBITDA targets for the Company and its business units, as applicable, which the Executive Committee determines when it establishes our business plan as part of our annual financial planning process whereby we assess the future operating environment and build projections of anticipated results. Achievement at the respective levels would result in a payout at the target level (i.e., 70% of the executive officer’s annual incentive target in fiscal 2009). If the applicable Adjusted EBITDA performance is less than the minimum threshold of the particular Adjusted EBITDA target, no bonus will be earned with respect to that portion of the Financial Component of the Management Incentive Plan. If Adjusted EBITDA performance is greater than 100% of any particular Adjusted EBITDA target, the executive officer’s total payout with respect to the Financial Component of the Management Incentive Plan (i.e., 70% of his or her annual incentive target) is capped at 300% of the Financial Component target (which means 210% of his or her annual incentive target).

The Personal Component of the annual incentive under the Management Incentive Plan is based on each executive officer’s individual performance measured against his or her personal business goals (as further described in the “Base Salary” section above), as assessed as part of the Company’s performance review process described under “Base Salary” above. The Executive Committee sets the threshold and maximum payout levels for the Personal Component of the Management Incentive Plan. The Executive Committee will first determine an average payout percentage of the annual incentive target for all eligible employees at the Company (including our executive officers) and will then determine the actual payout of the Personal Component portion of each executive officer’s annual incentive target, after considering the conclusions and recommendations provided by Mr. Storch with respect to executive officers other than himself. An executive officer’s payout with respect to the Personal Component of the Management Incentive Plan (i.e., 30% of his or her annual incentive target) is capped at 200% (which means 60% of his or her annual incentive target). The Executive Committee also considers how the payouts to the executive officers will affect the payouts for all eligible employees, as all percentage payouts to employees (including our executive officers) must equal the average payout percentage determined by the Executive Committee.

Notwithstanding the formulas described above for the Management Incentive Plan, the Executive Committee has the discretion to adjust the Personal Component and/or Financial Component payouts for all participants (which includes our executive officers) of the Management Incentive Plan.

The “Grants of Plan-Based Awards in Fiscal 2009” table on page 112 of this Annual Report on Form 10-K shows the threshold, target and maximum Management Incentive Plan awards that each of our named executive officers was eligible to receive in fiscal 2009. The Management Incentive Plan awards actually earned by our named executive officers in fiscal 2009 are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” on page 110.

Long-Term Incentives

We believe that providing long-term incentives as a component of compensation helps us to attract and retain our executive officers. These incentives also align the financial rewards paid to our executive officers with the Company’s long-term performance, thereby encouraging our executive officers to focus on the Company’s long-term goals. We offer long-term incentives under the Amended and Restated Toys “R” Us, Inc., Management Equity Plan (the “Management Equity Plan”).

Under the Management Equity Plan, executive officers are eligible to purchase (or in some instances to receive without payment) restricted shares of our common stock, par value $.001 per share (“Common Stock”) and to receive stock options to purchase such Common Stock. Restricted shares of Common Stock may be purchased at a price equal to the fair value of the Common Stock. When the shares of Common Stock are purchased for fair value, they are fully vested upon purchase and are “restricted” in that the Common Stock is subject to certain transfer restrictions, as well as, in some cases, a put right exercisable in certain circumstances by the holder and a call right exercisable by us (and, if not exercised by us, by the Sponsors in the event the holder is no longer employed by us or any of our subsidiaries). When the shares of Common Stock are granted without consideration, they generally have a vesting period designed to encourage retention of the executive officer. Stock options granted under the Management Equity Plan have an exercise price equal to the fair value of the underlying Common Stock on the grant date. Unless special vesting conditions are approved in an individual case, stock options granted under the Management Equity Plan vest over five years based on continued service (“service-based options”) or (ii) after eight years (“performance-based options”). The service-based stock options are designed to encourage retention, while the performance-based stock options combine retention with reward for achieving designated levels of return on investment for the Sponsors. In June 2009, the Management Equity Plan was amended in order to remove the performance-based requirements and have all of the options to purchase our Common Stock vest upon continued service of five years. More detail about the restricted stock and stock options held by our named executive officers (including the vesting provisions related to these grants) are shown in the tables that follow this discussion, including the “Outstanding Equity Awards at 2009 Fiscal Year-End” table on page 113.

Our executive officers who were employed at the time of the Merger (including Ms. Derby and Mr. Urcelay) were offered the opportunity at that time to invest in the Company along with the Sponsors, by either making a cash investment to purchase restricted shares of Common Stock under the Management Equity Plan or rolling over previously existing options into the Management Equity Plan. Our executive officers, who were hired after the Merger, are provided the option of making a cash investment to purchase restricted shares of Common Stock. The equity ownership of our named executive officers is set forth in the Beneficial Ownership table in Item 12 entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” of this Annual Report on Form 10-K.

During Fiscal 2009, no named executive officer was granted an equity award. For more information on our practice for granting equity awards, see the section below entitled “Equity Grant Practices.”

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

For more information regarding perquisites for our executive officers, see the “Summary Compensation Table” on page 110 of this Annual Report on Form 10-K. For information on the incremental costs of these perquisites, see the footnotes to the Summary Compensation Table starting on page 110.

Other Benefits

Other benefits for our executive officers include retirement benefits and health and insurance benefits. Retirement benefits play an important role within our overall executive compensation program by facilitating retention and encouraging our employees to accumulate assets for retirement. Based upon annual surveys sponsored by the Retail Benefits Group in which we have participated, we believe that our retirement program, including the amount of benefits, is comparable to those offered by other companies in the retail industry and, as a result, is needed to ensure that our executive compensation program remains competitive.

We maintain the Savings Plan in which our U.S. named executive officers who have at least one year of employment with the Company are eligible to participate, along with a substantial majority of our employees. The Savings Plan is a traditional 401(k) plan, under which the Company matches 100% up to the first 4% of each plan participant’s (including our executive officers) earnings up to the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) limit for each respective year in which the executive officer participates in the Savings Plan.

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

We currently offer an executive life insurance coverage benefit to certain of our officers. This benefit, however, is in the process of being phased out and Ms. Derby is the only current named executive officer entitled to this benefit. This plan has been a closed population, with no new members, since March 2005. This plan entitles executive officers’ beneficiaries or estates to receive an amount equal to five times their annual salary and target annual cash incentive as of May 2006, net of any principal amounts paid by the Company (i.e., a “split dollar plan”). This plan will remain in place until July 2010.

Mr. Urcelay, along with certain other management employees in Spain, participated in the Spain Savings Plan, which is a defined contribution pension plan. This plan is a product offered by CajaMadrid, a Spanish bank, and participation in this plan is not limited to our management employees but rather is available to other companies and investors who elect to participate. Mr. Urcelay will be eligible to receive this benefit at age 65, or a reduced benefit beginning at age 60. The benefit is paid either as a lump sum or as an annuity. Pursuant to his employment agreement, Mr. Urcelay is entitled to receive annual contributions equal to 15% of his base salary (the “Contribution Amount”). Spanish regulations limit company contributions to the Spain Savings Plan. The remaining balance of the Contribution Amount is utilized to purchase certain additional annuity products under the MAPFRE Policies, which provide certain payments to Mr. Urcelay upon maturity of each policy and prior to maturity, in the event of Mr. Urcelay’s disability or death. On July 23, 2009, Mr. Urcelay’s Spain Savings Plan account was cancelled and the balance was moved into the MAPFRE Policies. His entire 2009 contribution was made into the MAPFRE Policies.

Benefits Upon Termination or Change of Control

Pursuant to their employment agreements, our executive officers are entitled to benefits upon termination or change of control. We believe these benefits play an important role in attracting and retaining high caliber executive officers and permit our executive officers to focus on their responsibilities for the Company without distractions caused by uncertainties in the context of an actual or threatened change of control. We also believe these benefits play an important role in protecting the Company’s highly competitive business by restricting our executive officers from working for a competitor during the severance period. These benefits and restrictions are described in more detail beginning on page 114.

Tax and Accounting Considerations

In making decisions about executive compensation, we take into account certain tax and accounting considerations. For example, we consider Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation and Section 280G of the Internal Revenue Code with regard to change-in-control provisions. In making decisions about executive compensation, we also consider how various elements of compensation will affect our financial reporting. For example, we consider the impact of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

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

THE EXECUTIVE COMMITTEE

Michael M. Calbert

Michael D. Fascitelli

Matthew S. Levin

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation awarded to, earned by or paid to the named executive officers for fiscals 2009, 2008 and 2007.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards (1)		Non-Equity Incentive Plan Compensation	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Gerald L. Storch, Chairman of the Board and Chief Executive Officer	2009	$1,100,000	$—	$—	$—		$3,503,887	$—	$112,709	(2)	$4,716,596
	2008	1,084,615	—	—	—		1,278,265	—	187,363		2,550,243
	2007	1,000,000	—	—	—		2,423,490	—	253,009		3,676,499

F. Clay Creasey, Jr., EVP - Chief Financial Officer	2009	515,000	—	—	—		820,228	—	62,081	(3)	1,397,309
	2008	512,692	—	—	—		299,230	—	83,928		895,850
	2007	492,307	—	—	1,408,004	(4)	545,285	—	170,586		2,616,182

Claire Babrowski, EVP - Chief Operating Officer	2009	725,000	—	—	—		971,096	—	88,081	(5)	1,784,177
	2008	721,154	—	—	—		403,559	—	119,463		1,244,176
	2007	473,846	—	—	1,176,998	(4)	817,544	—	363,301		2,831,689

Deborah M. Derby, (6) EVP - Chief Administrative Officer	2009	650,000	—	—	—		1,031,513	—	60,443	(7)	1,741,956

Antonio Urcelay, (8) President, Continental Europe	2009	673,110	—	—	—		1,090,850	—	236,235	(9)	2,000,195
	2008	695,458	—	—	—		539,665	—	294,249		1,529,372

(1)

These amounts represent the aggregate grant date fair value of equity awards granted in the specified fiscal year as calculated pursuant to ASC 718 (excluding estimates of forfeitures related to service-based vesting conditions). For additional information about the valuation assumptions with respect to equity awards, refer to Note 7 of the financial statements included in this Annual Report on Form 10-K entitled “STOCK-BASED COMPENSATION.” In connection with each executive officer’s purchase or grant of shares of Common Stock either at the time of the Merger or at the time of his or her hire, each named executive officer received, at no further cost, option awards to purchase shares of Common Stock. See the “Outstanding Equity Awards at 2009 Fiscal Year-end” table below for the vesting terms and conditions of these awards.

(2)	Includes $87,023 of Company contribution to the SERP, $15,948 for a leased car, $8,400 for financial planning services, $705 for life insurance premiums and $633 for long-term disability premiums.
(3)

Includes $24,641 for a leased car, $23,562 of Company contribution to the SERP, $9,800 of Company matching contribution to the Savings Plan, $2,740 for financial planning services, $705 for life insurance premiums and $633 for long-term disability premiums.

(4)

Represents the value of the stock option grant on the date of grant, August 6, 2007. The options were originally both service-based and performance-based options. In June 2009, the Management Equity Plan was amended in order to remove the performance-based requirements and have all options vest upon continued service.

(5)

Includes $36,458 of Company contribution to the SERP, $21,600 for car allowance, $20,000 for financial planning services, $8,685 of Company matching contribution to the Savings Plan, $705 for life insurance premiums and $633 for long-term disability premiums.

(6)	Ms. Derby was not a Named Executive Officer in 2007 or 2008.
(7)

Includes $32,732 of Company contribution to the SERP, $16,358 for a leased car, $8,800 of Company matching contribution to the Savings Plan, $1,215 for financial planning services, $705 for life insurance premiums and $633 for long-term disability premiums.

(8)

Mr. Urcelay is compensated in Euros. His 2009 compensation has been converted to U.S. dollars using a rate equal to the average monthly rate for fiscal 2009 of 1.0000 Euros = 1.4025 USD. His 2008 compensation has been converted to U.S. dollars using a rate equal to the average monthly rate for fiscal 2008 of 1.0000 Euros = 1.4594 USD. Mr. Urcelay was not a named executive officer in fiscal 2007.

(9)

Includes $173,960 for the purchase of annuity products under the MAPFRE Policies, $30,490 for a leased car, $21,120 for executive life insurance premiums, $9,843 for executive medical premiums and $822 for financial planning services.

Non-Equity Incentive Plan Compensation for fiscals 2009 and 2008 is based on the actual Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (earnings before interest income (expense), provision for income taxes, depreciation and amortization), as further adjusted to exclude the effects of certain period charges and gains or losses. Although the nature of many of these period charges and gains or losses is recurring, we have historically excluded such impact from internal performance assessments. A reconciliation of Net earnings attributable to Toys “R” Us, Inc. to Adjusted EBITDA for fiscals 2009 and 2008 is as follows:

	For the Fiscal Years Ended
(In millions)	January 30, 2010	January 31, 2009

Net earnings attributable to Toys “R” Us, Inc	$312	$218

Add:
Interest expense	447	419
Interest income	(7)	(16)
Income tax expense	40	7
Depreciation and amortization	376	399

EBITDA (a)	1,168	1,027

Adjustments:
Sponsor management and advisory fees	15	18
Impairment on long-lived assets	7	33
Gain on settlement of litigation	(51)	—
Noncontrolling interest (b)	(44)	(49)
Foreign currency translation (c)	(42)	33
Merchandise purchase hedges (d)	(21)	(2)
McDonald’s Japan contract termination	—	14
Gift card breakage accounting change	—	(59)
Gain on liquidation of TRU (HK) Limited	—	(39)
Other (e)	30	26

Adjusted EBITDA - Consolidated (f)	$1,062	$1,002

(a)	Foreign currency translation contributed to a $21 million increase to EBITDA for the year ended January 30, 2010, when compared to the year ended January 31, 2009.
(b)

Represents the noncontrolling interest in Toys “R” Us – Japan (“Toys-Japan”). In fiscal 2008, we increased our investment in Toys – Japan by purchasing approximately an additional 14% share, to bring our total ownership percentage to approximately 62%. In fiscal 2009, we increased our ownership in Toys – Japan by an additional 28%, bringing our total ownership percentage to approximately 91%. See Note 19 to our Consolidated Financial Statements entitled “TOYS –JAPAN SHARE ACQUISITION” for further details. The adjustments for both fiscal 2009 and fiscal 2008 represent the elimination of the noncontrolling interest in the Adjusted EBITDA of Toys – Japan. For fiscal 2009, although our ownership percentage of Toys – Japan increased to 91%, our adjustment to EBITDA reflects the 63% ownership percentage at the date we developed our compensation targets. For fiscal 2008, although our ownership percentage of Toys – Japan increased to 63%, our adjustment to EBITDA reflects the 48% ownership percentage at the date we developed our compensation targets.

(c)

Represents the difference between the previous year’s period-end rates and the actual translation impact on our results of operations. The functional currencies of our foreign subsidiaries are their respective local currencies. The operating results of our foreign subsidiaries are translated into U.S. dollars using the average exchange rates during the applicable period.

(d)	Represents the impact associated with hedging foreign merchandise purchase orders.

(e)

Represents other charges consisting primarily of store closing costs, gains on the sales of properties, restructuring, severance, a portion of the fees related to our debt refinancings, and miscellaneous allowances.

(f)

Included in Consolidated Adjusted EBITDA are actual Adjusted EBITDA results for certain business units used in calculating Management Incentive Plan compensation. Actual Adjusted EBITDA results in fiscal 2009 were $894,100,000 for our Domestic segment and $383,800,000 for our International segment. The following components of our International segment had the following results: $42,420,000 for Central Europe, $47,978,000 for France and $61,443,000 for Iberia. For the fiscal year ended January 30, 2010, Adjusted EBITDA reflects actual total bonus expense, despite the exclusion of bonus expense in excess of amounts budgeted for purposes of calculating non-equity incentive plan compensation.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2009

	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Number of Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Per Share Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Threshold (2)	Target	Maximum (3)	Threshold	Target	Maximum	or Units	Options	Awards	Awards

Storch	$—	$2,200,000	$5,940,000	$—	$—	$—	—	—	$—	$—
Creasey	—	515,000	1,390,500	—	—	—	—	—	—	—
Babrowski	—	797,500	2,153,250	—	—	—	—	—	—	—
Derby	—	715,000	1,930,500	—	—	—	—	—	—	—
Urcelay	—	673,110	1,817,398	—	—	—	—	—	—	—

(1)

These amounts reflect estimated possible payouts under our annual incentive awards granted for fiscal 2009. Our Executive Committee approved the threshold, target and maximum payment amounts in fiscal 2009 on September 2, 2009. The target is the following percent of salary: 200% for Mr. Storch, 110% for Mss. Babrowski and Derby, and 100% for Messrs. Creasey and Urcelay. The target is weighted 70% on the Financial Component and 30% on the Personal Component. The following Financial Component weightings have been set for our named executive officers:

•

For Messrs. Storch and Creasey and Mss. Babrowski and Derby who serve in corporate positions for the Company (i.e., they are not directly responsible for a specific business unit), the Financial Component of their annual incentive target is based 50% on the consolidated Adjusted EBITDA results and 50% on the Adjusted EBITDA results of the Domestic segment and International segment (weighted two-thirds for the Domestic segment and one-third for the International segment).

•

For Mr. Urcelay, the President of Continental Europe, the Financial Component target is based 25% on the consolidated Adjusted EBITDA results, and 25% on the Adjusted EBITDA results for each of Iberia, France and Central Europe.

(2)

The Threshold amount shown is 0% of the Target amount, which is comprised of the Financial Component and the Personal Component. The Financial Component pays out beginning at 0% of the Target amount if the threshold payout level is met. If the Threshold payout level is not met, no Financial Component will be paid and no Personal Component will be paid.

(3)

The maximum, which refers to the maximum payout possible under the Management Incentive Plan, for fiscal 2009 is 300% of the Financial Component target and 200% of the Personal Component target. For a further description of these awards, see the “Compensation Discussion and Analysis — Elements of Our Compensation Program — Annual Incentive Awards” section set forth above.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

			Option Awards					Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Storch	2/7/2006	(1)	448,598	299,066	—	$26.75	2/7/2016	—	$—	—	$—
Creasey	8/6/2007	(1)	49,136	73,705	—	32.00	8/6/2017	—	—	—	—
Babrowski	8/6/2007	(1)	41,075	61,612	—	32.00	8/6/2017	—	—	—	—
Derby	7/21/2005	(1)	98,273	24,568	—	26.75	7/21/2015	—	—	—	—
Urcelay	7/21/2005	(1)	98,273	24,568	—	26.75	7/21/2015	—	—	—	—
	4/1/2003	(2)	25,000	—	—	8.25	4/1/2013	—	—	—	—
	10/16/2000	(2)	12,383	—	—	15.53	10/16/2010	—	—	—	—

(1)

These options time vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date. The vesting of these options may accelerate under certain circumstances as further described in Item 11 “PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL” of this Annual Report on Form 10-K.

(2)

In connection with the Merger, holders of vested stock options (“Pre-Merger Options”) to purchase equity in the Company were permitted to exchange these Pre-Merger Options for a like value of fully vested stock options (“Rollover Options”) to purchase shares of Common Stock under the Management Equity Plan. The stock options listed in these rows are Rollover Options, which are fully vested.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2009

During fiscal 2009, none of our named executive officers exercised any stock options nor had any shares of Common Stock vest.

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2009

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)(2)	Aggregate Earnings at Last FY (3)	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE (4)
Storch	$—	$87,023	$8,671	$—	$521,980
Creasey	—	23,562	1,942	—	120,639
Babrowski	—	36,458	1,544	—	112,284
Derby	—	32,732	3,542	—	210,629
Urcelay (5)	—	173,960	29,085	—	1,054,688

(1)

We make an annual contribution to the SERP for each U.S. executive officer who is employed on the last day of the SERP plan year. The amount of the contribution is equal to 4% of that portion of the executive officer’s “total compensation” in excess of the dollar limits under Internal Revenue Code Section 401(a)(17). Generally, total compensation means compensation as reported on Form W-2 with the Internal Revenue Service or such other definition as is utilized under the Savings Plan. However, total compensation includes amounts paid pursuant to our Management Incentive Plan but does not include sign-on bonuses, retention bonuses, project completion bonuses or other types of success bonuses. The Executive Committee may at its discretion also credit additional notional contributions if the Company had an exceptional year. Each U.S. executive’s SERP account will be credited or debited with “Declared Interest,” which will be based upon hypothetical investments selected by the executive officer pursuant to procedures established by the administrative committee that administers the SERP. The Administrator of the SERP determines the number of investment options available under the SERP and such investment options are comprised of a subset of the investment options available under the Savings Plan. Participants in the SERP have the right to change their hypothetical investment selections on a daily basis. The contributions made by the Company vest five years after the executive officer’s first day of employment with the Company. All SERP distributions are paid in lump sums.

(2)	All contributions that we made for each executive officer during fiscal 2009 were included in the “All Other Compensation” column of the Summary Compensation Table above.
(3)	Earnings on nonqualified deferred compensation were not required to be reported in the Summary Compensation Table.
(4)

Of the aggregate balance amount set forth in this column, $412,000, $92,362, $73,695 and $42,853 were previously reported in the Summary Compensation table for Messrs. Storch and Creasey and Mss. Babrowski and Derby, respectively, for prior fiscal years. $181,139 was reported in the Summary Compensation Table in fiscal 2008 for contributions to the Spain Savings Plan and the MAPFRE policies for Mr. Urcelay.

(5)	These amounts reflect the annuity products purchased for the benefit of Mr. Urcelay under the MAPFRE Polices.

PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Employment Agreements

We maintain employment agreements with each of our named executive officers that provide certain benefits upon termination of employment or change of control and certain restrictive covenants.

For Messrs. Storch and Creasey and Ms. Babrowski:

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

•

for Mr. Creasey and Ms. Babrowski, an amount equal to the sum of (x) the product of the Severance Period, as expressed in years, times his or her base salary and (y) one times the actual annual incentive award he or she received for the fiscal year immediately preceding the year of the termination of his or her employment; and

•

continuation of medical, dental and life insurance benefits, with the executive paying a portion of such costs as if his or her employment had not terminated, until the earlier to occur of (i) the end of the Severance Period or (ii) the date on which the executive commences to be eligible for coverage under substantially comparable medical, dental and life insurance benefit plans from any subsequent employer.

Restrictive Covenants. During the term of their employment and during the Severance Period, each of Messrs. Storch and Creasey and Ms. Babrowski has agreed not to:

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

Termination Due to Retirement. If Ms. Derby retires, she will receive:

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

The portion of an executive officer’s stock options that have fully vested as of such executive officer’s Termination Date shall expire (i) 30 days after such executive officer’s Termination Date if the executive officer is terminated without Cause (as defined in the Management Equity Plan) or if the executive officer resigns for any reason (including retirement), (ii) 90 days after such executive officer’s Termination Date if the executive officer is terminated due to disability, (iii) 180 days after such executive officer’s Termination Date if the executive officer is terminated due to death, and (iv) immediately upon termination if such executive officer is terminated with Cause (as defined in the Management Equity Plan). In addition, pursuant to the Management Equity Plan the unvested portion of options will accelerate and become vested upon a change in control as defined in the Management Equity Plan.

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

Summary of Payments and Benefits Upon Termination or Change In Control

The following tables summarize the estimated value of the termination payments and benefits that each of our named executive officers would receive if there was a change in control and/or his or her employment was terminated on January 30, 2010 under the various circumstances described in the tables.

GERALD L. STORCH

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability	Change in Control		Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance	$—	$4,436,964	$—	$—	$—	$—		$4,436,964
Fiscal 2009 Annual Bonus	3,503,887	3,503,887	3,503,887	3,503,887	3,503,887	—		3,503,887
Fiscal 2006 Stock Option Grant	—	—	—	—	—	373,833	(1)	373,833	(1)
SERP Balance	—	—	521,980	521,980	521,980	—		—
Benefit Continuation (2)	—	11,813	—	—	—	—		11,813

TOTAL	$3,503,887	$7,952,664	$4,025,867	$4,025,867	$4,025,867	$373,833		$8,326,497

(1)

Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon a change in control. In calculating the amount set forth in the table, we utilized a per share value of $28.00, which was the fair value of our shares of Common Stock as of October 1, 2009. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed.

(2)	Represents estimated Company costs based on fiscal 2010 projections for medical, dental and life insurance coverage for the duration of the Severance Period.

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

Upon any termination, Mr. Storch has the right to withdraw his Savings Plan balance, which, as of January 30, 2010, was $0.

All U.S. benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) the life insurance benefit is an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000 and (ii) the long-term disability coverage is an amount equal to 60% of the individual’s monthly base salary, up to a maximum of $10,000 per month. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

F. CLAY CREASEY, JR.

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability	Change in Control		Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance	$—	$1,200,480	$—	$—	$—	$—		$1,200,480
Fiscal 2009 Annual Bonus	—	820,228	—	820,228	820,228	—		820,228
Fiscal 2007 Stock Option Grant	—	—	—	—	—	—	(1)	—	(1)
SERP Balance	—	—	120,639	120,639	120,639	—		—
Benefit Continuation (2)	—	5,571	—	—	—	—		5,571

TOTAL	$—	$2,026,279	$120,639	$940,867	$940,867	$—		$2,026,279

(1)

Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon a change in control. Based upon a per share value of $28.00, which was the fair value of our shares of Common Stock as of October 1, 2009, all options had no value at January 30, 2010 as the per share exercise price was greater than $28.00. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed.

(2)	Represents estimated Company costs based on fiscal 2010 projections for medical, dental and life insurance coverage for the duration of the Severance Period.

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

Upon any termination, Mr. Creasey has the right to withdraw his Savings Plan balance, which, as of January 30, 2010, was $101,180.

All U.S. benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) the life insurance benefit is an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000 and (ii) the long-term disability coverage is an amount equal to 60% of the individual’s monthly base salary, up to a maximum of $10,000 per month. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

CLAIRE BABROWSKI

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability	Change in Control		Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance	$—	$1,491,059	$—	$—	$—	$—		$1,491,059
Fiscal 2009 Annual Bonus	971,096	971,096	971,096	971,096	971,096	—		971,096
Fiscal 2007 Stock Option Grant	—	—	—	—	—	—	(1)	—	(1)
SERP Balance	—	—	112,284	112,284	112,284	—		—
Benefit Continuation (2)	—	8,496	—	—	—	—		8,496

TOTAL	$971,096	$2,470,651	$1,083,380	$1,083,380	$1,083,380	$—		$2,470,651

(1)

Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon a change in control. Based upon a per share value of $28.00, which was the fair value of our shares of Common Stock as of October 1, 2009, all options had no value at January 30, 2010 as the per share exercise price was greater than $28.00. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed.

(2)	Represents estimated Company costs based on fiscal 2010 projections for medical, dental and life insurance coverage for the duration of the Severance Period.

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

Upon any termination, Ms. Babrowski has the right to withdraw her Savings Plan balance, which, as of January 30, 2010, was $64,403.

All U.S. benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) the life insurance benefit is an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000 and (ii) the long-term disability coverage is an amount equal to 60% of the individual’s monthly base salary, up to a maximum of $10,000 per month. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

DEBORAH M. DERBY

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability	Change in Control		Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance	$—	$2,730,000	$—	$—	$—	$—		$2,730,000
Fiscal 2009 Annual Bonus	—	1,031,513	1,031,513	1,031,513	1,031,513	—		1,031,513
Fiscal 2005 Stock Option Grant	—	—	—	—	—	30,710	(1)	30,710	(1)
Split Dollar Life Insurance Proceeds (2)	—	—	—	5,773,541	—	—		—
Benefit Continuation (3)	—	125,212	—	—	—	—		125,212
Leased Automobile Continuation (4)	—	32,716	—	—	—	—		32,716
Financial Planning Services Continuation (5)	—	40,000	—	—	—	—		40,000

TOTAL	$—	$3,959,441	$1,031,513	$6,805,054	$1,031,513	$30,710		$3,990,151

(1)

Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon a change in control. In calculating the amount set forth in the table, we utilized a per share value of $28.00, which was the fair value of our shares of Common Stock as of October 1, 2009. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed.

(2)	Represents the amount Ms. Derby’s beneficiary would receive.
(3)

Represents estimated Company costs based on fiscal 2010 projections for medical, dental and life insurance coverage, Company matching contribution to the Savings Plan and Company contribution to the SERP for the duration of the Severance Period.

(4)	Represents two years’ worth of leased automobile benefit, based upon 2009 actual cost.
(5)	Represents the maximum amount Ms. Derby would be entitled to receive in financial planning services (two years at $20,000 per year).

Pursuant to the Management Equity Plan, if the Company terminates Ms. Derby’s employment for Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Ms. Derby’s common stock at the lesser of (i) the value on the date of issuance and (ii) the fair value. If Ms. Derby resigns with or without Good Reason (as defined in her employment agreement) or if the Company terminates Ms. Derby’s employment without Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Ms. Derby’s shares of Common Stock at fair value. If Ms. Derby retires, dies or becomes disabled, the Company may purchase, or Ms. Derby may require the Company to purchase, Ms. Derby’s shares of Common Stock at fair value. These repurchase rights also apply to the shares of Common Stock underlying each vested stock option.

Upon any termination, Ms. Derby has the right to withdraw her Savings Plan balance, which, as of January 30, 2010, was $264,510. In addition, upon any termination other than for cause, as defined in the SERP, the Company will pay Ms. Derby the outstanding balance in her SERP account, which, as of January 30, 2010, was $210,629.

All U.S. benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) the life insurance benefit is an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000 and (ii) the long-term disability coverage is an amount equal to 60% of the individual’s monthly base salary, up to a maximum of $10,000 per month. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

ANTONIO URCELAY(1)

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation Due to Relocation	Retirement	Death	Long-Term Disability	Change in Control		Termination or Specified Resignation Due to a Change of Control
Severance(2)	$—	$2,019,331	$—	$—	$—	$—		$2,019,331
Fiscal 2009 Annual Bonus	—	1,090,850	—	—	—	—		1,090,850
Fiscal 2005 Stock Option Grant	—	—	—	—	—	30,710	(3)	30,710	(3)
Executive Retirement Plan Balance (4)	—	—	1,054,688	1,054,688	1,054,688	—		—
Executive Life Insurance	—	—	—	3,365,551	3,365,551	—		—
Company Car (5)	—	45,736	—	—	—	—		—
Use of Company Provided Laptop and Cell Phone (5)	—	100	—	—	—	—		—
Tax Advice (5)	—	1,233	—	—	—	—		—
Company Contributions to Defined Contribution Plan (5)	—	260,941	—	—	—	—		—
Benefit Continuation (5)	—	14,764	—	—	—	—		—

TOTAL	$—	$3,432,955	$1,054,688	$4,420,239	$4,420,239	$30,710		$3,140,891

(1)	All amounts calculated in Euros have been converted to U.S. dollars using the rate of 1.0000 Euro = 1.4025 U.S. dollars.
(2)	Represents the maximum amount of severance that Mr. Urcelay may receive.
(3)

Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon a change in control. In calculating the amount set forth in the table, we utilized a per share value of $28.00, which was the fair value of our shares of Common Stock as of October 1, 2009. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed.

(4)	This amount represents his benefit entitlement under the MAPFRE Policies.
(5)	Represents estimated Company costs of various benefits and perquisites based on fiscal 2009 actual amounts for the duration of the Severance Period.

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

Mr. Urcelay also participates in the Spain Savings Plan. His account balance as of January 30, 2010 was $0. His balance was moved into the MAPFRE policies.

All benefit eligible employees in Spain receive, at no cost to the individual, a life insurance benefit. Mr. Urcelay’s benefit amount is equal to five times his base salary.

DIRECTOR COMPENSATION FOR FISCAL 2009

We do not pay our directors any compensation for serving on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding beneficial ownership of our Common Stock, as of March 15, 2010, by the named executive officers, each of our directors, all of our directors and executive officers as a group and each person who is known by us to beneficially own more than 5% of our Common Stock.

	Amount and Nature of Beneficial Ownership *
Name of Beneficial Owner	Shares	Total Beneficial Ownership(1)	Percent of Outstanding Shares(2)
Affiliates of Bain Capital Partners, LLC (3)	16,012,464	16,012,464	32.71%
Toybox Holdings, LLC (4)	16,012,464	16,012,464	32.71%
Vornado Truck LLC (5)	16,012,464	16,012,464	32.71%
Claire Babrowski	12,500	53,575	—
Joshua Bekenstein	—	—	—
Michael M. Calbert	—	—	—
F. Clay Creasey, Jr	12,500	61,636	—
Deborah M. Derby	14,953	113,226
Michael D. Fascitelli	—	—	—
Matthew S. Levin	—	—	—
Sanjay Morey	—	—	—
John Pfeffer	—	—	—
Steven Roth	—	—	—
Wendy Silverstein	—	—	—
Gerald L. Storch	74,766	672,897	1.36%
Antonio Urcelay	—	135,656	—
Michael Ward	—	—	—
Directors and executive officers as a group (17 persons)	135,492	1,329,927	2.65%

*	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock with respect to which such person has (or has the right to acquire within 60 days, i.e., by May 14, 2010 in this case) sole or shared voting power or investment power.
(1)

Total Beneficial Ownership includes shares and options exercisable within 60 days, of which Ms. Babrowski has 41,075, Mr. Creasey has 49,136, Ms. Derby has 98,273, Mr. Storch has 598,131 and Mr. Urcelay has 135,656.

(2)

Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of our outstanding equity securities on March 15, 2010, as adjusted as required by applicable rules.

(3)

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

(4)

Shares owned of record by Toybox Holdings, LLC are also beneficially owned by its majority member, KKR Millennium Fund L.P. As the sole general partner of KKR Millennium Fund L.P., KKR Associates Millennium L.P. may be deemed to be the beneficial owner of such securities held by KKR Millennium Fund L.P. As the sole general partner of KKR Associates Millennium L.P., KKR Millennium GP LLC also may be deemed to be the beneficial owner of such securities held by KKR Millennium Fund L.P. Each of KKR Fund Holdings L.P. (as the designated member of KKR Millennium GP LLC); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited) and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may also be deemed to be the beneficial owner of the securities held by KKR Millennium Fund L.P. As the designated members of KKR Management LLC, Henry R. Kravis and George R. Roberts may also be deemed to beneficially own the securities held by KKR Millennium Fund L.P. Messrs. Kravis and Roberts have also been designated as managers of KKR Millennium GP LLC by KKR Fund Holdings L.P. Messrs. Calbert, Morey and Pfeffer are members of our Board of Directors and are each an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Each of Messrs. Calbert, Morey and Pfeffer disclaim beneficial ownership of the securities held by Toybox Holdings, LLC. For a description of material relationships between KKR and us over the last three years, see “Certain Relationships and Related Transactions.” The address of KKR Millennium GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Menlo Park, CA.

(5)	An affiliate of Vornado Realty Trust, having an address of 888 Seventh Avenue, New York, NY 10019.

Equity Compensation Plan Information

	( a )		( b )	( c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,748,507	(1)	$26.29	252,028	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,748,507		$26.29	252,028

(1)	As of January 30, 2010, represents the shares of our common stock issuable pursuant to outstanding options under the Management Equity Plan.
(2)	As of January 30, 2010, represents the shares of our common stock which may be issued pursuant to future issuances under the Management Equity Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Advisory Agreement

The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the Merger Transaction and effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009. The advisory fee (the “Advisory Fees”) paid to the Sponsors increases 5% per year during the ten-year term of the agreement. The fee paid to the Sponsors under the advisory agreement was approximately $15 million, $17 million and $17 million for fiscals 2009, 2008 and 2007, respectively. During each of fiscals 2009 and 2008, we paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses. During fiscal 2007, we paid the Sponsors fees of $1 million for out-of-pocket expenses.

Pursuant to an amendment to the advisory agreement, the advisory fee for fiscal 2009 was capped at $15 million. The additional amount of approximately $3 million of advisory fees that would have been due for fiscal 2009, absent the amendment, will be paid by the Company, if at all, at the time (and from the proceeds) of a successful initial public offering of the Company’s securities.

In the event that the advisory agreement is terminated by the Sponsors or us, the Sponsors will receive all unpaid Advisory Fees, all unpaid Transaction Fees and expenses due under the advisory agreement with respect to periods prior to the termination date plus the net present value of the Advisory Fees that would have been payable for the remainder of the applicable term of the advisory agreement. The initial term of the advisory agreement is ten years, and it extends annually for one year unless we or the Sponsors provide notice of termination to the other. The advisory agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the aggregate transaction value in connection with certain financing, acquisition, disposition and change of control transactions (“Transaction Fees”). The advisory agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. In connection with the Propco II Financing (as described below), we paid the Sponsors $7 million of Transaction Fees pursuant to the terms of the advisory agreement.

Other Relationships and Transactions

From time to time, the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. During fiscals 2009, 2008 and 2007, affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co. L.P., all equity owners of the Company held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $18 million, $25 million and $26 million in fiscals 2009, 2008 and 2007, respectively. During fiscal 2009 and in connection with the offering on November 20, 2009 by Toys “R” Us Property Company II, LLC of $725 million aggregate principal amount of senior secured 8.50% notes due 2017 (“Propco II Financing”), affiliates of KKR acquired $28 million of these secured notes. For further details, see Note 2 to our Consolidated Financial Statements entitled “LONG-TERM DEBT.”

Management Equity Plan

Our officers and employees participate in the Amended and Restated Toys “R” Us, Inc. Management Equity Plan (“the Management Equity Plan”). The Management Equity Plan provides for the granting of non-qualified stock options (including “rollover options” (as defined in the Management Equity Plan)) to purchase shares of Common Stock, as well as restricted stock to our officers, directors, employees, consultants and advisors. For a description of the Management equity Plan, see Item 11 entitled “EXECUTIVE COMPENSATION.”

Review, Approval or Ratification of Transactions with Related Persons

There were no transactions with related persons since the beginning of fiscal 2009 other than transactions that are described under this Item 13 of this Annual Report on Form 10-K.

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

The Audit Committee (or its Chairman) may approve or ratify the transaction only if the Audit Committee or its Chairman, as applicable, determines that, under all of the circumstances, the transaction is not inconsistent with the Company’s best interests. The Audit Committee (or its Chairman) may impose any conditions on the related person transaction that it deems appropriate.

Director Independence

Each of the members of our Board of Directors, other than Mr. Storch, our Chief Executive Officer, is affiliated with the Sponsors as further described in Item 10 entitled “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE” and our Board of Directors has not determined any of our directors to be independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Auditors

The Audit Committee appointed Deloitte & Touche LLP (“D&T”) as the Company’s independent auditors to conduct the audit of the Company’s Consolidated Financial Statements for fiscals 2009 and 2008.

Audit Fees

The aggregate fees billed by D&T and their respective affiliates for professional services rendered for the audit of the annual Consolidated Financial Statements for fiscals 2009 and 2008 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered during those fiscal years on our behalf were as follows:

	Fiscal 2009	Fiscal 2008
Audit Fees (1)	$5,003,000	$6,613,000
Audit-Related Fees (2)	$2,451,000	$893,000
Tax Fees (3)	$1,190,000	$823,000
All Other Fees (4)	$—	$11,000

(1)

For fiscals 2009 and 2008, the audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual consolidated financial statements, review of financial statements included in our 10-Q filings, the Sarbanes-Oxley Section 404 audit and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

For fiscal 2009, audit-related fees consist primarily of fees for special purpose audits associated with the debt offerings of Toys “R” Us Property Company I, LLC (“TRU Propco I”) and Toys “R” Us Property Company II, LLC (“TRU Propco II”). For fiscal 2008, audit-related fees consist primarily of fees for the special purpose audit of Toys “R” Us Holdings, Inc., our former parent (“Former Parent”).

(3)	For fiscals 2009 and 2008, tax fees consist of a variety of U.S. Federal, state and non-U.S. tax consultation services.
(4)	For fiscal 2008, other fees were recorded for various domestic and international accounting matters.

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

(3) Exhibits. See Item 15(b) below.

(b) Exhibits required by Item 601 of Regulation S-K

The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on page 131 of this Annual Report on Form 10-K. We will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

/S/ GERALD L. STORCH
Gerald L. Storch
Chairman of the Board and Chief Executive Officer

Date: March 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March 2010.

Signature	Title

/S/ GERALD L. STORCH	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
Gerald L. Storch

/S/ F. CLAY CREASEY, JR.	Executive Vice President – Chief Financial Officer (Principal Financial Officer)
F. Clay Creasey, Jr.

/S/ CHARLES D. KNIGHT	Senior Vice President – Corporate Controller (Principal Accounting Officer)
Charles D. Knight

*	Director
Joshua Bekenstein

*	Director
Michael M. Calbert

*	Director
Michael D. Fascitelli

*	Director
Matthew S. Levin

*	Director
Sanjay Morey

*	Director
John Pfeffer

*	Director
Steven Roth

*	Director
Wendy Silverstein

*	Director
Michael Ward

The foregoing constitutes all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

*By	/S/ GERALD L. STORCH
Gerald L. Storch
Attorney-In-Fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We have not sent a copy of our annual report or proxy statement to our security holders.

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this Report:

Exhibit No.	Document

2.1	Reorganization Agreement, dated June 10, 2008, by and between the Registrant and Toys “R” Us Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Registrant, dated June 10, 2008 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

4.1	Indenture between the Registrant and Fleet Bank, as trustee, pursuant to which securities in one or more series up to $300,000,000 in principal amount may be issued by the Registrant (filed as Exhibit 4 to the Registrant’s Registration Statement on Form S-3, File No. 33-42237, filed on August 31, 1991 and incorporated herein by reference).

4.2	Form of the Registrant’s 8 3/4% Debentures due 2021 (filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K, dated August 29, 1991 and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of January 1, 1996, among Toys “R” Us – Delaware, Inc., Toys “R” Us, Inc. and United Jersey Bank, as trustee (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of November 15, 2006, among Toys “R” Us – Delaware, Inc., Toys “R” Us, Inc. and The Bank of New York, as trustee (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

4.5	Indenture, dated July 24, 2001, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-73800, filed on November 20, 2001 and incorporated herein by reference).

4.6	Form of the Registrant’s 7.65% Notes due 2011 (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-73800, filed on November 20, 2001 and incorporated herein by reference).

4.7	Form of the Registrant’s 7.875% Notes due 2013 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, File No. 001-11609 filed on April 8, 2003 and incorporated herein by reference).

4.8	Form of the Registrant’s 7.375% Notes due 2018 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-11609 filed on September 22, 2003 and incorporated herein by reference).

4.9	Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.3 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, File No. 333-84254, filed on May 29, 2002 and incorporated herein by reference).

Exhibit No.	Document

4.10	First Supplemental Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.4 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, File No. 333-84254, filed on May 29, 2002 and incorporated herein by reference).

4.11	Indenture for the 10.75% Senior Notes due 2017, dated July 9, 2009 (“Propco I Notes”), among Toys “R” Us Property Company I, LLC, the Registrant and the Guarantors named therein and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 4, 2009 and incorporated herein by reference).

4.12	Form of the 10.75% Senior Notes due 2017 (included in Exhibit 4.11).

4.13	Registration Rights Agreement, dated July 9, 2009, among Toys “R” Us Property Company I, LLC, the Guarantors named therein and the initial purchasers of the Propco I Notes, which was executed in connection with the issuance of the Propco I Notes.

4.14	Indenture for the 8.50% Senior Secured Notes due 2017, dated November 20, 2009 (“Propco II Notes”), among Toys “R” Us Property Company II, LLC, the Registrant and the Guarantors named therein and The Bank of New York Mellon, as trustee.

4.15	Form of the 8.50% Senior Secured Notes due 2017 (included in Exhibit 4.14).

4.16	Registration Rights Agreement, dated November 20, 2009, among Toys “R” Us Property Company II, LLC and the initial purchasers of the Propco II Notes, which was executed in connection with the issuance of the Propco II Notes.

4.17

Substantially all other long-term debt of the Registrant (which other debt does not exceed on an aggregate basis 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis) is evidenced by, among other things, (i) industrial revenue bonds issued by industrial development authorities and guaranteed by the Registrant, (ii) mortgages held by third parties on real estate owned by the Registrant and (iii) stepped coupon guaranteed bonds held by a third party and guaranteed by the Registrant, any of which the Registrant will furnish to the Commission upon request.

10.1	Amended and Restated Credit Agreement, dated as of June 24, 2009, among Toys “R” Us – Delaware, Inc., as the lead borrower, and the other borrowers named therein, Toys “R” Us (Canada) Ltd., Toys “R” Us (Canada) Ltee, as the Canadian borrower, certain other subsidiaries of Toys “R” Us – Delaware, Inc., as Facility Guarantors, Bank of America N.A., as Administrative Agent, Canadian Agent and Co-Collateral Agent, Wells Fargo Retail Finance, LLC, as Co-Collateral Agent, and the Lenders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 25, 2009 and incorporated herein by reference).

10.2	Security Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., and the borrowers named therein, the guarantors named therein, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.3	Syndicated Facility Agreement, dated as of October 15, 2009, among Toys “R” Us Europe, LLC, TRU Australia Holdings, LLC, Toys “R” Us (UK) Limited, Toys “R” Us Limited, Toys “R” Us (Australia) Pty Ltd, Toys “R” Us GmbH, Toys “R” Us SARL, Toys “R” Us Iberia, S.A., the other Obligors party thereto from time to time, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent and Security Agent, Deutsche Bank AG, London Branch, as Facility Agent and Deutsche Bank AG New York Branch and Bank of America, N.A., as Co-Collateral Agents (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 16, 2009 and incorporated herein by reference).

Exhibit No.	Document

10.4	UK Propco Facility Agreement, dated as of February 8, 2006, among Toys “R” Us Properties (UK) Limited, as borrower, Vanwall Finance PLC, as senior lender, The Royal Bank of Scotland plc, as junior lender and Deutsche Bank AG, London Branch, as facility agent and security agent (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, filed on April 28, 2006 and incorporated herein by reference).

10.5	Credit Agreement, dated as of July 19, 2006 (the “2006 Credit Agreement”), by and among Toys “R” Us - Delaware, Inc., as the borrower, Banc of America Bridge LLC, as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, Citicorp North America, Inc., as Collateral Agent, the Lenders named therein, Credit Suisse, as Documentation Agent, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Banc of America Securities LLC, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunning Managers (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.6	Amendment No.1, dated as of July 25, 2006, to the 2006 Credit Agreement (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.7	Security Agreement, dated as of July 19, 2006, among Toys “R” Us – Delaware, Inc., and the Guarantors named therein, and Banc of America Bridge LLC, as Administrative Agent (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.8	Credit Agreement, dated as of December 1, 2006, by and among Toys “R” Us – Delaware, Inc., as the Borrower, Banc of America Bridge LLC, as Administrative Agent and as Syndication Agent, the Lenders Party thereto and Banc of America Securities LLC, as Lead Arranger (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

10.9	Stockholders Agreement among Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC and Vornado Truck LLC and certain other persons, dated as of July 21, 2005 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.10	Amendment No. 1, dated June 10, 2008, to the Stockholders Agreement among Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC and Vornado Truck LLC and certain other persons, dated as of July 21, 2005 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.11	Advisory Agreement, dated as of July 21, 2005, among the Registrant, Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck LLC (filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.12	Amendment No. 1, dated June 10, 2008, to the Advisory Agreement among the Registrant, Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck LLC, dated as of July 21, 2005 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

Exhibit No.	Document

10.13	Amendment No. 2, dated February 1, 2009, to the Advisory Agreement among the Registrant, Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck LLC, dated as of July 21, 2005 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.14	Form of Advancement and Indemnification Rights Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 4, 2009 and incorporated herein by reference).

10.15*	Amended and Restated Toys “R” Us Holdings, Inc. 2005 Management Equity Plan, (subsequently assumed by the Registrant), adopted on August 3, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 18, 2007 and incorporated herein by reference).

10.16*	Amendment No. 1, dated June 10, 2008, to the Amended and Restated Toys “R’ Us Holdings, Inc. 2005 Management Equity Plan, (subsequently assumed by the Registrant and renamed the Amended and Restated Toys “R” Us, Inc. Management Equity Plan), adopted on August 3, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.17*	Amendment No. 2, effective as of June 8, 2009, to the Amended and Restated Toys “R” Us, Inc. Management Equity Plan, adopted on August 3, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 9, 2009 and incorporated herein by reference).

10.18*	Amended and Restated Toys “R” Us, Inc. Management Incentive Compensation Plan, effective as of February 2, 2003 (filed as Exhibit F to the Registrant’s Proxy Statement on Form DEF 14A, File No. 001-11609 filed on April 30, 2003 and incorporated herein by reference).

10.19*	Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of January 31, 2003, between Registrant and Wachovia Bank, N.A. (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 001-11609, filed on April 14, 2004 and incorporated herein by reference).

10.20*	Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of February 1, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2006 and incorporated herein by reference).

10.21*	Amendment No. 1, effective as of February 1, 2008, to the Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of February 1, 2006 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.22*	Toys “R” Us, Inc. Split Dollar Plan, effective February 1, 1996 and Amendment to Toys “R” Us, Inc. Split Dollar Plan, effective November 5, 2003 (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 001-11609, filed on April 14, 2004 and incorporated herein by reference).

10.23*	Summary of 2006 Corporate Incentive Program (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 13, 2006 and incorporated herein by reference).

Exhibit No.	Document

10.24*	Form of Toys “R” Us, Inc. Non-Qualified Stock Option For Executive Officers (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.25*	Form of Toys “R” Us, Inc. Restricted Stock Agreement (With Consideration) for Executive Officers (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.26*	Form of Toys “R” Us, Inc. Restricted Stock Agreement (Without Consideration) for Executive Officers (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.27*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Gerald Storch, dated as of February 6, 2006 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, filed on April 28, 2006 and incorporated herein by reference).

10.28*	Amendment No. 1, dated October 27, 2008, to the Employment Agreement, dated as of February 6, 2006, with Gerald Storch (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.29*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and F. Clay Creasey, Jr., dated as of April 5, 2006 (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, filed on April 28, 2006 and incorporated herein by reference).

10.30*	Amendment No. 1, dated October 16, 2008, to the Employment Agreement, dated as of April 5, 2006, with F. Clay Creasey, Jr. (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.31*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Claire Babrowski, dated as of May 29, 2007 (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, filed on May 2, 2008 and incorporated herein by reference).

10.32*	Amendment No. 1, dated October 16, 2008, to the Employment Agreement, dated as of May 29, 2007, with Claire Babrowski (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.33*	Letter Agreement, dated October 20, 2004, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, filed on April 28, 2006 and incorporated herein by reference).

Exhibit No.	Document

10.34*	Amended and Restated Retention Agreement between Toys “R” Us, Inc. and Deborah M. Derby, dated as of November 1, 2004 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-11609, filed on December 8, 2004 and incorporated herein by reference).

10.35*	Amendment, dated February 11, 2005, to the Retention Agreement by and between Toys “R” Us, Inc. and Deborah M. Derby (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-11609, filed on February 14, 2005 and incorporated herein by reference).

10.36*	Amendment, dated July 21, 2005, to the Retention Agreement between Toys “R” Us, Inc. and Deborah M. Derby (filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.37*	Amendment No. 3, dated December 24, 2008, to the Amended and Restated Retention Agreement, dated November 1, 2004 with Deborah M. Derby.

12	Statement re: computation of ratio of earnings to fixed charges.

21	Subsidiaries of the Registrant as of January 30, 2010.

24	Power of Attorney, dated March 15, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement.