Form 10-Q
period 2010-05-01
TOYS R US INC
filed 2010-06-10
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

As of June 10, 2010 there were outstanding 48,922,484 shares of common stock of Toys “R” Us, Inc.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions )	May 1, 2010	January 30, 2010	May 2, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$519	$1,126	$470
Accounts and other receivables	196	202	190
Merchandise inventories	2,206	1,810	2,098
Current deferred tax assets	100	102	84
Prepaid expenses and other current assets	184	144	159

Total current assets	3,205	3,384	3,001
Property and equipment, net	3,992	4,084	4,131
Goodwill, net	381	382	377
Deferred tax assets	170	181	194
Restricted cash	35	44	177
Other assets	469	502	423

	$8,252	$8,577	$8,303

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Short-term borrowings	$—	$—	$25
Accounts payable	1,492	1,680	1,375
Accrued expenses and other current liabilities	726	851	629
Income taxes payable	28	72	19
Current portion of long-term debt	330	162	96

Total current liabilities	2,576	2,765	2,144
Long-term debt	4,986	5,034	5,646
Deferred tax liabilities	63	63	72
Deferred rent liabilities	277	275	265
Other non-current liabilities	312	323	367
Toys “R” Us, Inc. stockholders’ equity (deficit)	38	85	(297)
Noncontrolling interest	—	32	106

Total equity (deficit)	38	117	(191)

	$8,252	$8,577	$8,303

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
(In millions , except per share data)	May 1, 2010	May 2, 2009
Net sales	$2,608	$2,477
Cost of sales	1,663	1,587

Gross margin	945	890

Selling, general and administrative expenses	858	788
Depreciation and amortization	94	93
Other income, net	(12)	(12)

Total operating expenses	940	869

Operating earnings	5	21
Interest expense	(125)	(94)
Interest income	1	2

Loss before income taxes	(119)	(71)
Income tax benefit	63	31

Net loss	(56)	(40)
Less: Net loss attributable to noncontrolling interest	1	5

Net loss attributable to Toys “R” Us, Inc	$(55)	$(35)

Loss per common share attributable to Toys “R” Us, Inc.:
Basic (Note 1)	$(1.12)	$(0.71)
Diluted (Note 1)	(1.12)	(0.71)

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
(In millions )	May 1, 2010	May 2, 2009
Cash Flows from Operating Activities:
Net loss	$(56)	$(40)
Adjustments to reconcile Net loss to net cash used in operating activities:
Depreciation and amortization	94	93
Amortization of debt issuance costs	12	8
Deferred income taxes	2	(7)
Other	5	6
Changes in operating assets and liabilities:
Accounts and other receivables	31	81
Merchandise inventories	(410)	(315)
Prepaid expenses and other operating assets	(37)	(42)
Accounts payable, accrued expenses and other liabilities	(293)	(247)
Income taxes payable and receivable	(71)	(52)

Net cash used in operating activities	(723)	(515)

Cash Flows from Investing Activities:
Capital expenditures	(40)	(34)
Decrease in restricted cash	9	16
Proceeds from sales of fixed assets	2	—
Acquisitions	—	(7)

Net cash used in investing activities	(29)	(25)

Cash Flows from Financing Activities:
Long-term debt borrowings	184	226
Short-term debt borrowings	—	25
Long-term debt repayments	(14)	(27)
Capitalized debt issuance costs	(2)	(1)
Purchase of Toys-Japan shares	(10)	—

Net cash provided by financing activities	158	223

Effect of exchange rate changes on cash and cash equivalents	(13)	4

Cash and cash equivalents:
Net decrease during period	(607)	(313)
Cash and cash equivalents at beginning of period	1,126	783

Cash and cash equivalents at end of period	$519	$470

Non-cash financing activities
Non-cash purchase of Toys - Japan shares	$11	—

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock		Additional	Accumulated Other	Total	Toys “R” Us, Inc.
(In millions)	Issued Shares	Treasury Amount	Paid-in Capital	Comprehensive Loss	Accumulated Equity (Deficit)	Stockholders’ Equity (Deficit)	Non controlling Interest	Total Equity (Deficit)
Balance, January 31, 2009	49	$—	$19	$(93)	$(200)	$(274)	$122	$(152)
Net loss	—	—	—	—	(35)	(35)	(5)	(40)
Unrealized loss on hedged transactions, net of tax	—	—	—	(3)	—	(3)	—	(3)
Foreign currency translation adjustments, net of tax	—	—	—	14	—	14	(11)	3

Total comprehensive loss						(24)	(16)	(40)
Stock compensation expense	—	—	1	—	—	1	—	1

Balance, May 2, 2009	49	$—	$20	$(82)	$(235)	$(297)	$106	$(191)

Balance, January 30, 2010	49	$(7)	$25	$(45)	$112	$85	$32	$117
Net loss	—	—	—	—	(55)	(55)	(1)	(56)
Unrealized gain on hedged transactions, net of tax	—	—	—	3	—	3	—	3
Foreign currency translation adjustments, net of tax	—	—	—	(2)	—	(2)	(1)	(3)

Total comprehensive loss	—	—	—	—	—	(54)	(2)	(56)
Acquisition of approximately 9% of Toys - Japan shares	—	—	3	6	—	9	(30)	(21)
Stock compensation expense	—	—	1	—	—	1	—	1
Repurchase of common stock	—	(3)	—	—	—	(3)	—	(3)

Balance, May 1, 2010	49	$(10)	$29	$(38)	$57	$38	$—	$38

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of May 1, 2010, January 30, 2010, and May 2, 2009, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the thirteen weeks ended May 1, 2010 and May 2, 2009, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Consolidated Balance Sheet at January 30, 2010, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The results of operations for the thirteen weeks ended May 1, 2010 and May 2, 2009 are not necessarily indicative of operating results of the full year.

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). Effective February 1, 2010, the Company adopted ASU 2009-17, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a variable interest entity, and require additional disclosures.

In accordance with ASU 2009-17, we reassessed our lending vehicles, including our loan from Vanwall Finance PLC and concluded that we were not the primary beneficiary of that VIE. Accordingly, the adoption of this standard did not have an impact to the Condensed Consolidated Financial Statements.

Reclassifications of Previously Issued Financial Statements

We have reclassified $85 million from Accrued expenses and other liabilities to Accounts payable on our Condensed Consolidated Balance Sheet at May 2, 2009. This reclassification was made to reflect non-merchandise accounts payable within Accounts payable. This change had no effect on our previously reported Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Stockholders’ Equity (Deficit).

Loss per share

Loss per share is computed as follows (in millions, except for share data):

	13 Weeks Ended
	May 1, 2010			May 2, 2009
	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount
Basic loss per share	$(55)	48,951,836	$(1.12)	$(35)	48,957,902	$(0.71)
Effect of dilutive share-based awards	—	—	—	—	—	—

Dilutive loss per share	$(55)	—	$(1.12)	$(35)	—	$(0.71)

Basic loss per share was computed by dividing net loss attributable to Toys “R” Us, Inc. by the weighted average number of shares of common stock outstanding during the quarter. Diluted loss per share was determined based on the dilutive effect of share-based awards using the treasury stock method.

For the thirteen weeks ended May 1, 2010 and May 2, 2009, the effect of dilutive stock-based awards would have been approximately 0.6 million and 0.3 million shares, respectively. As the Company incurred a net loss for the thirteen week periods presented, these incremental shares have been excluded from the computation of diluted loss per share as the effect of their inclusion would be anti-dilutive.

2. Short-term borrowings and long-term debt

A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of May 1, 2010, January 30, 2010 and May 2, 2009 is outlined in the table below:

(In millions)	May 1, 2010	January 30, 2010	May 2, 2009
Short-term borrowings
Toys-Japan short-term bank loans	$—	$—	$25

Total Short-term debt	$—	$—	$25

Long-term debt
Unsecured credit agreement, due December 8, 2009	$—	$—	$1,283
Secured real estate loans, due August 9, 2010	—	—	800
Toys-Japan committed credit line, due fiscal 2011	172	—	202
$2.1 billion secured revolving credit facility, expires fiscals 2010-2012 (1)	—	—	—
Toys-Japan 1.20%-2.85% loans, due fiscals 2010-2014	160	172	151
7.625% notes, due fiscal 2011 (2)	506	507	511
Secured term loan facility, due fiscal 2012 (1)	798	798	798
Unsecured credit facility, due fiscal 2012 (1)	181	180	180
French real estate credit facility, due fiscal 2012	83	86	84
Spanish real estate credit facility, due fiscal 2012	172	180	173
European and Australian asset-based revolving credit facility, expires fiscal 2012	—	—	—
U.K. real estate senior credit facility, due fiscal 2013	536	562	526
U.K. real estate junior credit facility, due fiscal 2013	94	99	93
7.875% senior notes, due fiscal 2013 (2)	395	395	394
10.750% senior notes, due fiscal 2017 (3)	927	926	—
8.500% senior secured notes, due fiscal 2017 (4)	715	715	—
7.375% senior notes, due fiscal 2018 (2)	405	406	406
8.750% debentures, due fiscal 2021 (5)	22	22	22
Finance obligations associated with capital projects	107	101	69
Capital lease obligations	43	47	50

	5,316	5,196	5,742
Less current portion (6)	330	162	96

Total Long-term debt	$4,986	$5,034	$5,646

(1)	Represents obligations of Toys “R” Us-Delaware, Inc. (“Toys–Delaware”).
(2)	Represents obligations of Toys “R” Us, Inc. legal entity.
(3)	Represents obligations of Toys “R” Us Property Company I, LLC (“TRU Propco I”), and its subsidiaries.
(4)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).
(5)	Represents obligations of Toys “R” Us, Inc. and Toys–Delaware.
(6)

Current portion of Long-term debt as of May 1, 2010 is primarily comprised of $172 million of the Toys “R” Us-Japan, Ltd. (“Toys-Japan”) committed credit lines expiring on March 28, 2011 and $122 million in Toys-Japan 1.20-2.85% loans (“Toys—Japan bank loans”) maturing on January 17, 2011. Current portion of Long-term debt as of January 30, 2010 is primarily comprised of $127 million in Toys-Japan bank loans maturing on January 17, 2011. Current portion of Long-term debt as of May 2, 2009 is primarily comprised of $65 million of payments to be made on the unsecured credit agreement.

As of May 1, 2010, we had total indebtedness of $5,316 million, of which $2,548 million was secured indebtedness. Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our and our subsidiaries’ abilities to:

•	incur certain additional indebtedness;

•	pay dividends on, repurchase or make distributions with respect to our capital stock or make other restricted payments;

•	issue stock of subsidiaries;

•	make certain investments, loans or advances;

•	transfer and sell certain assets;

•	create or permit liens on assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	amend certain documents.

The amount of net assets that were subject to such restrictions was approximately $765 million, $709 million and $514 million as of May 1, 2010, January 30, 2010 and May 2, 2009. Certain of our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.

We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. Currently we have funds available to finance our operations under our $2.1 billion secured revolving credit facility bifurcated into a tranche maturing on July 21, 2010 and a tranche maturing in May 2012, our European and Australian asset-based revolving credit facility (“European ABL”) through October 2012 and our Toys –Japan unsecured credit lines through March 30, 2011. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy or failure. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.

The total fair values of our Short-term borrowings and Long-term debt, with carrying values of $5.3 billion, $5.2 billion and $5.8 billion at May 1, 2010, January 30, 2010 and May 2, 2009, were $5.2 billion, $4.8 billion and $3.6 billion, respectively. The fair values of our Short-term borrowings and Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods.

Borrowing Availability

At May 1, 2010, under our $2.1 billion secured revolving credit facility, we had no outstanding borrowings, a total of $93 million of outstanding letters of credit and excess availability of $1,028 million. This amount is also subject to a minimum availability covenant, which was $140 million at May 1, 2010, with remaining availability of $888 million in excess of the covenant. The facility is bifurcated into a $517 million tranche maturing on July 21, 2010 and a $1,631 million tranche maturing in May 2012.

Additionally, certain of our foreign subsidiaries currently have a European ABL, which provides for a three-year £124 million ($189 million at May 1, 2010) secured revolving credit facility and which expires on October 15, 2012. At May 1, 2010, we had no outstanding borrowings and $120 million of availability under the European ABL.

Toys—Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement Tranche 1 is available in amounts of up to ¥20 billion ($213 million at May 1, 2010), which expires on March 30, 2011, and bears an interest rate of TOKYO INTERBANK OFFERED RATE (“TIBOR”) plus 0.63% per annum. At May 1, 2010, we had outstanding borrowings of $172 million under Tranche 1, which are included in Current portion of long-term debt on our Condensed Consolidated Balance Sheets, with $41 million of remaining availability.

On February 26, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Additionally, on March 29, 2010, Toys-Japan modified Tranche 2 to include an additional lender. As a result, Tranche 2 is now available in amounts of up to ¥14.0 billion ($149 million at May 1, 2010), expiring on March 28, 2011, and bears an interest rate of TIBOR plus 0.80% per annum. We paid fees of $2 million to refinance Tranche 2, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At May 1, 2010, we had no outstanding Short-term debt under Tranche 2, with $149 million of availability.

Senior Notes, due 2017 ($927 million at May 1, 2010)

On May 13, 2010, pursuant to a registration rights agreement that TRU Propco I entered into in connection with the July 2009 offering of the 10.75% Senior Notes (“Notes”), due fiscal 2017, TRU Propco I filed Amendment No. 3 to Form S-4, a registration statement under the Securities Act of 1933. On June 4, 2010, TRU Propco I commenced an exchange offer with respect to the Notes.

Guarantees

We currently guarantee 80% of three Toys-Japan installment loans, totaling ¥2.6 billion ($27 million at May 1, 2010). These loans have annual interest rates of 2.6%-2.8%. In addition, we have an agreement with McDonald’s Holding Company (Japan), Ltd. (“McDonald’s Japan”), in which we promise to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% of these loans.

3. Derivative instruments and hedging activities

We are exposed to market risk from potential changes in interest rates and foreign currency exchange rates. We regularly evaluate our exposure and enter into derivative financial instruments to economically manage these risks. We record all derivatives as either assets or liabilities on the Condensed Consolidated Balance Sheets measured at estimated fair value and recognize the changes in fair value as unrealized gains and losses. The recognition of these gains and losses depends on our intended use of the derivatives and the resulting designation. In certain defined conditions, we may designate a derivative as a hedge for a particular exposure.

Interest Rate Contracts

We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we periodically enter into interest rate swaps and interest rate caps. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows attributable to the changes in LIBOR and EURIBOR rates. Our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. Our interest rate contracts have various maturity dates through April 2015. A portion of our interest rate swaps and caps are designated for hedge accounting as cash flow hedges.

The effective portion of a cash flow hedge is recorded to Accumulated other comprehensive loss; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of the hedging relationships on an ongoing basis and recalculate changes in fair values of the derivatives and the underlying hedged items separately. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen weeks ended May 1, 2010. We recorded a $1 million loss in earnings related to ineffectiveness for the thirteen weeks ended May 2, 2009. Reclassifications from Accumulated other comprehensive loss to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a net loss of approximately $20 million over the next 12 months to Interest expense from Accumulated other comprehensive loss.

Certain of our agreements with credit-risk related features contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. Additionally, we have one agreement with a provision requiring we maintain an investment grade credit rating from each of the major credit rating agencies. As our ratings are currently below investment grade, we are required to post collateral for this contract. At May 1, 2010, January 30, 2010 and May 2, 2009, derivative liabilities related to agreements that contain credit-risk related features had a fair value of $36 million, $42 million and $54 million, respectively. We have a minimum collateral posting threshold with certain derivative counterparties and have posted collateral of $25 million, $33 million and $48 million as of May 1, 2010, January 30, 2010 and May 2, 2009, respectively, which are recorded as Restricted cash on the Condensed Consolidated Balance Sheets.

Foreign Exchange Contracts

We enter into foreign currency forward contracts to economically hedge the U.S. dollar merchandise purchases of our foreign subsidiaries and our short-term, cross-currency intercompany loans with our foreign subsidiaries. We enter into these contracts in order to reduce our exposure to the variability in expected cash outflows attributable to changes in foreign currency rates. These derivative contracts are not designated as hedges and are recorded on our Condensed Consolidated Balance Sheets at fair value with a gain or loss recorded on the Condensed Consolidated Statements of Operations in Interest expense.

Our foreign exchange contracts contain some credit-risk related contingent features, are subject to master netting arrangements and typically mature within 12 months. These agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At May 1, 2010 and January 30, 2010, derivative liabilities related to agreements that contain credit-risk related contingent features had a nominal fair value. At May 2, 2009, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $7 million. We are not required to post collateral for these contracts.

The following table sets forth the net impact of the effective portion of derivatives on Accumulated other comprehensive loss on our Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the thirteen weeks ended May 1, 2010 and May 2, 2009:

	13 Weeks Ended
(In millions )	May 1, 2010	May 2, 2009
Derivatives designated as cash flow hedges:
Interest Rate Contracts	$3	$(3)

The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen weeks ended May 1, 2010 and May 2, 2009:

	13 Weeks Ended
(In millions )	May 1, 2010	May 2, 2009
Derivatives not designated for hedge accounting:
Loss on the change in fair value - Interest Rate Contracts	$(5)	$(3)
Loss on the change in fair value - Foreign Exchange Contracts	(4)	(10)

	(9)	(13)

Derivatives designated as cash flow hedges:
Loss reclassified from Accumulated other comprehensive loss (effective portion) - Interest Rate Contracts	(9)	(8)
Loss on cash flow hedges (ineffective portion and amounts excluded from effectiveness testing) - Interest Rate Contracts	—	(1)

	(9)	(9)

Total Interest expense	$(18)	$(22)

The following table contains the notional amounts and the related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of May 1, 2010, January 30, 2010 and May 2, 2009:

	May 1, 2010		January 30, 2010		May 2, 2009
(In millions )	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)

Interest Rate Contracts designated as cash flow hedges:
Other assets	$800	$3	$800	$7	$1,800	$8
Accrued expenses and other current liabilities	750	(13)	750	(18)	—	—
Other non-current liabilities	3	—	3	—	1,303	(45)

Interest Rate Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$1,400	$—	$1,400	$—	$2,191	$—
Other assets	1,511	5	1,511	10	1,111	2
Accrued expenses and other current liabilities	550	(9)	550	(13)	—	—
Other non-current liabilities	346	(14)	362	(11)	347	(9)

Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$282	$7	$134	$3	$68	$1
Accrued expenses and other current liabilities	26	—	—	—	300	(7)

Total derivative contracts outstanding
Prepaid expenses and other current assets	$1,682	$7	$1,534	$3	$2,259	$1
Other assets	2,311	8	2,311	17	2,911	10

Total derivative assets(1)	$3,993	$15	$3,845	$20	$5,170	$11

Accrued expenses and other current liabilities	$1,326	$(22)	$1,300	$(31)	$300	$(7)
Other non-current liabilities	349	(14)	365	(11)	1,650	(54)

Total derivative liabilities(1)	$1,675	$(36)	$1,665	$(42)	$1,950	$(61)

(1)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.

4. Fair value measurements

To determine the fair value of our assets and liabilities, we utilize the established fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Although certain inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. Based on this mixed input valuation we classify derivatives based on the lowest level in the fair value hierarchy that is significant to the fair value of the instrument. Changes in the fair value of our derivative financial instruments are recorded in Interest expense within the Condensed Consolidated Statements of Operations.

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. We have determined that our cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of May 1, 2010, January 30, 2010 and May 2, 2009, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions )	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$110	$—	$—	$110
Derivative financial instruments	—	(11)	(10)	(21)

Balance at May 1, 2010	$110	$(11)	$(10)	$89

Cash equivalents	$403	$—	$—	$403
Derivative financial instruments	—	(20)	(2)	(22)

Balance at January 30, 2010	$403	$(20)	$(2)	$381

Cash Equivalents	$41	$—	$—	$41
Derivative financial instruments	—	(46)	(4)	(50)

Balance at May 2, 2009	$41	$(46)	$(4)	$(9)

The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy for the thirteen weeks ended May 1, 2010 and May 2, 2009.

(In millions )	Level 3
Balance, January 30, 2010	$(2)
Total unrealized loss	(8)

Balance, May 1, 2010	$(10)

(In millions )	Level 3
Balance, January 31, 2009	$(6)
Total unrealized loss	(3)
Transfers in to Level 3	5

Balance, May 2, 2009	$(4)

5. Income taxes

The following table summarizes our income tax benefit and effective tax rates for the thirteen weeks ended May 1, 2010 and May 2, 2009:

	13 Weeks Ended
($ In millions )	May 1, 2010	May 2, 2009
Loss before income taxes	$(119)	$(71)
Income tax benefit	63	31
Effective tax rate	(52.9)%	(43.7)%

The effective tax rates for the thirteen weeks ended May 1, 2010 and May 2, 2009 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 44.6% for the thirteen weeks ended May 1, 2010 compared to 43.9% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to a decrease in taxable permanent adjustments, a decrease in state tax expense and a change in the mix of earnings between jurisdictions.

For the thirteen weeks ended May 1, 2010, our effective tax rate was impacted by tax benefits of $4 million related to state income taxes, $3 million related to adjustments to deferred taxes, $2 million related to adjustments to current taxes payable and $2 million related to changes to our liability for uncertain tax positions. These tax benefits were partially offset by a tax expense of $2 million related to an increase in our valuation allowance. For the thirteen weeks ended May 2, 2009, our effective tax rate was impacted by a tax benefit of $1 million related to state income taxes as well as changes to our liability for uncertain tax positions.

6. Segments

Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses “R” Us branded retail stores in 33 foreign countries and jurisdictions with operated stores in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, the United Kingdom and Japan, which as of April 15, 2010, we own 100%. Domestic and International segments also include their respective internet operations. Segment operating earnings (loss) excludes corporate related charges and income. All intercompany transactions between segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Our percentages of Consolidated Net sales by product category for the thirteen weeks ended May 1, 2010 and May 2, 2009 were as follows:

	13 Weeks Ended
	May 1, 2010	May 2, 2009
Core Toy	12.8%	12.0%
Entertainment	10.8%	13.0%
Juvenile	42.9%	42.3%
Learning	16.4%	15.7%
Seasonal	16.0%	15.8%
Other (1)	1.1%	1.2%

Total	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

A summary of operations by reportable segment is as follows:

	13 Weeks Ended
(In millions)	May 1, 2010	May 2, 2009
Net sales
Domestic	$1,671	$1,623
International	937	854

Total Net sales	$2,608	$2,477

Operating earnings (loss)
Domestic (1)	$76	$106
International	(2)	(21)
Corporate and other charges	(69)	(64)

Operating earnings	5	21
Interest expense	(125)	(94)
Interest income	1	2

Loss before income taxes	$(119)	$(71)

(1)	Includes a reserve for certain legal matters of $17 million for the thirteen weeks ended May 1, 2010.

(In millions )	May 1, 2010	January 30, 2010	May 2, 2009
Merchandise inventories
Domestic	$1,328	$1,158	$1,277
International	878	652	821

Total Merchandise inventories	$2,206	$1,810	$2,098

7. Litigation and legal proceedings

On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third Internet retailer filed a similar action and another class action was commenced making similar allegations involving most of the same Defendants. We intend to vigorously defend all such cases. Additionally, the Federal Trade Commission (“FTC”) notified us in April 2009 that it had opened an investigation related to the issues in those cases and to confirm our compliance with a 1998 FTC Final Order that prohibits the Company from, among other things, influencing its suppliers to limit sales of products to other retailers, including price club warehouses. We believe we have complied with the FTC Final Order and are cooperating with the FTC.

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

In the first quarter of fiscal 2010, we recorded approximately $17 million as a reserve for certain legal matters, which was recorded in Selling, general and administrative expenses.

8. Related Party Transactions

Transactions with the Sponsors — We are owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the July 21, 2005 merger and recapitalization transaction. We recorded management and advisory fees of $5 million and $4 million for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively.

From time to time the Sponsors or their affiliates may acquire debt or debt securities issued by us or our subsidiaries in open market transactions or through loan syndications. During the thirteen weeks ended May 1, 2010 and May 2, 2009, affiliates of Vornado Realty Trust and Kohlberg Kravis Roberts & Co. L.P., all of which are equity owners of the Company, held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $6 million and $7 million during the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively. Refer to Note 2 entitled “Short-term borrowings and long-term debt” for further details.

9. Toys – Japan Share Acquisition

At January 30, 2010, we owned 31,226,284 shares or approximately 91% of Toys- Japan. At a special shareholders’ meeting of Toys – Japan on January 19, 2010, the shareholders approved (through various steps) an exchange of the remaining outstanding common stock of Toys – Japan (“Toys – Japan Common Stock”) for a new class of stock (“New Stock”) at an exchange ratio of 1 to 3,289,647. This exchange resulted in all noncontrolling public shareholders receiving a fractional share of New Stock. As Toys – Japan is not permitted to issue fractional shares, all shareholders entitled to fractional shares of New Stock are only entitled to cash in the amount of ¥587 for each share of Toys – Japan Common Stock held by such shareholder. The acquisition of the fractional shares was approved by the court on April 15, 2010, resulting in the purchase of approximately 9% of Toys – Japan and cash of approximately $21 million, of which $11 million is being held for payment to the fractional shareholders. Effective as of April 15, 2010, our wholly-owned subsidiaries, Toys “R” Us Japan Holdings, Inc. and TRU Japan Holdings 2, LLC, were the sole shareholders of Toys-Japan. Upon acquisition of the additional ownership interest, the remaining Noncontrolling interest of $30 million was eliminated, and the difference between the purchase price paid and the carrying value of the Noncontrolling interest acquired was recognized as a net increase in Toys “R” Us, Inc. stockholders’ equity, consisting of a $3 million increase in Additional paid-in capital and a $6 million reduction in Accumulated other comprehensive loss.

10. Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. We do not expect ASU 2010-13 will have an impact on the Condensed Consolidated Financial Statements.

In April 2010, the FASB issued ASU No. 2010-12, “Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts” (“ASU 2010-12”). ASU 2010-12 provides guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act. This ASU is applicable for registrants with a period end that falls between the signing dates for which the timing difference could have an accounting impact. We are currently assessing the impact that ASU 2010-12 will have on the Condensed Consolidated Financial Statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this ASU are effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. We do not expect that ASU 2010-11 will have an impact on the Condensed Consolidated Financial Statements.

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

Our Business

We generate sales, earnings and cash flows by retailing merchandise in our core toy, entertainment, juvenile, learning and seasonal product categories worldwide. Our reportable segments are: Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile product offerings in 49 states and Puerto Rico; and Toys “R” Us – International (“International”), which operates or licenses stores in 33 foreign countries and jurisdictions. As of May 1, 2010, there were 1,565 operated and licensed “R” Us branded retail stores worldwide. Domestic and International segments also include their respective internet operations.

Financial Performance

As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen weeks ended May 1, 2010 compared to the thirteen weeks ended May 2, 2009:

	13 Weeks Ended
($ In millions)	May 1, 2010	May 2, 2009
Net sales	$2,608	$2,477
Gross margin as a percentage of Net sales	36.2%	35.9%
Selling, general and administrative expenses as a percentage of Net sales	32.9%	31.8%
Net loss attributable to Toys “R” Us, Inc.	$(55)	$(35)

Net sales for the thirteen weeks ended May 1, 2010 increased by $131 million primarily as a result of an increase in comparable store net sales at our Domestic segment, largely driven by stores that were recently converted or relocated to our side-by-side (“SBS”) store and “R” Superstore (“SSBS”) formats and an increase in the number of overall transactions. Additionally contributing to the increase at both of our segments was net sales from new stores. Foreign currency translation also had a positive impact on Net sales for the thirteen weeks ended May 1, 2010. Partially offsetting these increases were decreased comparable store net sales at our International segment primarily due to lower average transaction amounts.

Gross margin, as a percentage of Net sales, for the thirteen weeks ended May 1, 2010 increased primarily as a result of improvements in sales mix away from lower margin products. Partially offsetting this increase were increased sales of lower margin commodities within the juvenile category at our Domestic segment.

Selling, general and administrative expenses (“SG&A”), as a percentage of Net sales, for the thirteen weeks ended May 1, 2010 increased primarily due to a reserve for certain legal matters, the addition of new stores and additional store support. Foreign currency translation also contributed to the increase in SG&A.

Net loss attributable to Toys “R” Us, Inc. for the thirteen weeks ended May 1, 2010 increased primarily due to an increase in SG&A and Interest expense, partially offset by an increase in Gross margin due to higher Net sales and margin rate, and an increase in Income tax benefit.

Comparable Store Net Sales

We include, in computing comparable store net sales, stores that have been open for at least 56 weeks (1 year and 4 weeks) from their “soft” opening date. A soft opening is typically two weeks prior to the grand opening.

Comparable stores include the following:

•	stores that have been remodeled (including conversions) while remaining open;

•	stores that have been relocated and/or expanded to new buildings within the same trade area, in which the new store opens at about the same time as the old store closes;

•	stores that have expanded within their current locations; and

•	sales from our Internet businesses.

By measuring the year-over-year sales of merchandise in the stores that have been open for a full comparable 56 weeks or more, we can better gauge how the core store base is performing since it excludes the impact of store openings and closings.

Various factors affect comparable store net sales, including the number of stores we open, close, relocate or expand, the number of transactions, the average transaction amount, the general retail sales environment, current local and global economic conditions, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, the timing of the release of new merchandise and our promotional events, the success of marketing programs and the cannibalization of existing store net sales by new stores. Among other things, weather conditions can affect comparable store net sales because inclement weather may discourage travel or require temporary store closures, thereby reducing customer traffic. These factors have caused our comparable store net sales to fluctuate significantly in the past on an annual, quarterly and monthly basis and, as a result, we expect that comparable store net sales will continue to fluctuate in the future.

The following table discloses our comparable store net sales for the thirteen weeks ended May 1, 2010 and May 2, 2009:

	13 Weeks Ended
	May 1, 2010 vs. 2009	May 2, 2009 vs. 2008
Domestic	1.9%	(5.4)%
International	(1.4)%	(5.4)%

Store Count by Segment

	Segment Store Count
	May 1, 2010	May 2, 2009	Change
Domestic (1)	848	847	1
International - Operated (2)	514	506	8
International - Licensed	203	193	10

Total (3)	1,565	1,546	19

(1)

Store count as of May 1, 2010 includes 64 SBS, 26 SSBS, 13 Babies “R” Us Express (“BRU Express”) stores and 64 Juvenile Expansions. As of May 2, 2009, there were 53 SBS, 20 SSBS, 12 BRU Express stores and 63 Juvenile Expansions.

(2)	Store count as of May 1, 2010 includes 84 SBS and 2 BRU Express stores. As of May 2, 2009, there were 70 SBS and 2 BRU Express stores.
(3)

Toys “R” Us Holiday Express stores (“Pop-up stores”) are temporary locations typically open for a duration of less than one year and are not included in our overall store count. As of May 1, 2010, 29 Domestic and 1 International Pop-up stores were open. Certain Pop-up stores may remain in operation and become permanent locations.

Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended
(In millions)	May 1, 2010	May 2, 2009	Change
Net loss attributable to Toys “R” Us, Inc	$(55)	$(35)	$(20)

The increase in Net loss attributable to Toys “R” Us, Inc. for the thirteen weeks ended May 1, 2010 was primarily due to an increase in SG&A of $70 million resulting primarily from a reserve for certain legal matters, the addition of new stores and additional store support. Additionally contributing to the increase was an increase in Interest expense of $31 million due principally to the prior year refinancings. These increases were partially offset by an increase in Gross margin of $55 million due to higher Net sales and margin rate, and an increase in Income tax benefit of $32 million.

Net Sales

	13 Weeks Ended
					Percentage of Total Net Sales
($ In millions )	May 1, 2010	May 2, 2009	$ Change	% Change	May 1, 2010	May 2, 2009
Domestic	$1,671	$1,623	$48	3.0%	64.1%	65.5%
International	937	854	83	9.7%	35.9%	34.5%

Total Net sales	$2,608	$2,477	$131	5.3%	100.0%	100.0%

For the thirteen weeks ended May 1, 2010, Net sales increased by $131 million or 5.3%, to $2,608 million from $2,477 million for the same period last year. Net sales for the thirteen weeks ended May 1, 2010 included the impact of foreign currency translation which increased Net sales by approximately $75 million.

Excluding the impact of foreign currency translation, the increase in Net sales for the thirteen weeks ended May 1, 2010 was primarily due to increased comparable store net sales at our Domestic segment, largely driven by stores that were recently converted or relocated to our SBS and SSBS store formats and an increase in the number of overall transactions. Additionally contributing to the increase at both of our segments was net sales from new stores. Partially offsetting these increases were decreased comparable store net sales at our International segment primarily due to lower average transaction amounts.

Domestic

Net sales for the Domestic segment increased by $48 million or 3.0%, to $1,671 million for the thirteen weeks ended May 1, 2010, compared to $1,623 million for the same period last year. The increase in Net sales was primarily a result of an increase in comparable store net sales of 1.9%, as well as the addition of new stores.

The increase in comparable store net sales resulted primarily from an increase in our juvenile and seasonal categories. The increase in our juvenile category was primarily due to increased sales of commodities. The increase in our seasonal category was primarily due to increased sales of outdoor products. Partially offsetting these increases was a decrease in our entertainment category which was driven by a slowdown in demand for video game systems and related accessories as well as fewer new software releases.

International

Net sales for the International segment increased by $83 million or 9.7%, to $937 million for the thirteen weeks ended May 1, 2010, compared to $854 million for the same period last year. Excluding a $75 million increase in Net sales due to foreign currency translation, International Net sales increased by $8 million primarily due to the addition of new stores. Partially offsetting the increase was a decrease in comparable store net sales of 1.4%.

The decrease in comparable store net sales resulted primarily from decreases in our entertainment and seasonal categories. The decrease in our entertainment category was driven by a slowdown in demand for video game systems and related accessories as well as fewer new software releases. The decrease in our seasonal category was primarily due to declines in sales of outdoor products. Partially offsetting these decreases were increases in our learning and core toy categories. The learning category increased primarily as a result of strong sales of educational products, while the increase in the core toy category was primarily driven by an increase in sales of action figures and collectibles.

Cost of Sales and Gross Margin

We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.

The following costs are included in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions )	May 1, 2010	May 2, 2009	$ Change	May 1, 2010	May 2, 2009	Change
Domestic	$600	$582	$18	35.9%	35.9%	0.0%
International	345	308	37	36.8%	36.1%	0.7%

Total Gross margin	$945	$890	$55	36.2%	35.9%	0.3%

Gross margin increased by $55 million to $945 million for the thirteen weeks ended May 1, 2010, compared to $890 million for the same period last year. Foreign currency translation accounted for approximately $27 million of the increase in Gross margin. Gross margin, as a percentage of Net sales, increased by 0.3 percentage points for the thirteen weeks ended May 1, 2010 compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by improvements in sales mix away from lower margin products.

Domestic

Gross margin increased by $18 million to $600 million for the thirteen weeks ended May 1, 2010, compared to $582 million for the same period last year. Gross margin, as a percentage of Net sales, for the thirteen weeks ended May 1, 2010 remained unchanged compared to the same period last year.

Gross margin, as a percentage of Net sales, continued to benefit from improvements in sales mix away from lower margin products such as video game systems, as well as current year improvements in margin on promotional sales. Additionally, gross margin benefited from increased sales of higher margin learning, seasonal and core toy products. These increases were offset by increased sales of lower margin commodities within the juvenile category.

International

Gross margin increased by $37 million to $345 million for the thirteen weeks ended May 1, 2010, compared to $308 million for the same period last year. Foreign currency translation accounted for approximately $27 million of the increase. Gross margin, as a percentage of Net sales, for the thirteen weeks ended May 1, 2010 increased by 0.7 percentage points compared to the same period last year.

The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix toward sales of higher margin core toy and learning products.

Selling, General and Administrative Expenses

The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses,

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to moving merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	May 1, 2010	May 2, 2009	$ Change	May 1, 2010	May 2, 2009	Change
Toys “R” Us - Consolidated	$858	$788	$70	32.9%	31.8%	1.1%

SG&A increased by $70 million to $858 million for the thirteen weeks ended May 1, 2010, compared to $788 million for the same period last year. As a percentage of Net sales, SG&A increased by 1.1 percentage points. Foreign currency translation accounted for approximately $26 million of the increase.

Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to a reserve for certain legal matters of $17 million, an increase in payroll expenses of $17 million and store occupancy costs of $6 million primarily related to the addition of new stores and additional store support.

Depreciation and Amortization

	13 Weeks Ended
(In millions)	May 1, 2010	May 2, 2009	Change
Toys “R” Us - Consolidated	$94	$93	$1

Depreciation and amortization remained consistent compared to the same period last year.

Other Income, Net

Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	foreign exchange gains and losses;

•	impairment losses on long-lived assets; and

•	other operating income and expenses.

	13 Weeks Ended
(In millions)	May 1, 2010	May 2, 2009	Change
Toys “R” Us - Consolidated	$12	$12	$—

Other income, net for the thirteen weeks ended May 1, 2010 remained consistent compared to the same period last year.

Interest Expense

	13 Weeks Ended
(In millions)	May 1, 2010	May 2, 2009	Change
Toys “R” Us - Consolidated	$125	$94	$31

Interest expense increased by $31 million to $125 million for the thirteen weeks ended May 1, 2010, compared to $94 million for the same period last year. The increase was primarily due to an increase of $33 million related to higher effective interest rates on our debt principally due to the prior year refinancings, partially offset by a reduction in average debt balances.

Interest Income

	13 Weeks Ended
(In millions)	May 1, 2010	May 2, 2009	Change
Toys “R” Us - Consolidated	$1	$2	$(1)

Interest income decreased by $1 million for the thirteen weeks ended May 1, 2010 compared to the same period last year primarily due to lower effective interest rates.

Income Tax Benefit

The following table summarizes our income tax benefit and effective tax rates for the thirteen weeks ended May 1, 2010 and May 2, 2009:

	13 Weeks Ended
($ In millions)	May 1, 2010	May 2, 2009
Loss before income taxes	$(119)	$(71)
Income tax benefit	63	31
Effective tax rate	(52.9)%	(43.7)%

The effective tax rates for the thirteen weeks ended May 1, 2010 and May 2, 2009 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 44.6% for the thirteen weeks ended May 1, 2010 compared to 43.9% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to a decrease in taxable permanent adjustments, a decrease in state tax expense and a change in the mix of earnings between jurisdictions.

For the thirteen weeks ended May 1, 2010, our effective tax rate was impacted by tax benefits of $4 million related to state income taxes, $3 million related to adjustments to deferred taxes, $2 million related to adjustments to current taxes payable and $2 million related to changes to our liability for uncertain tax positions. These tax benefits were partially offset by a tax expense of $2 million related to an increase in our valuation allowance. For the thirteen weeks ended May 2, 2009, our effective tax rate was impacted by a tax benefit of $1 million related to state income taxes as well as changes to our liability for uncertain tax positions.

Liquidity and Capital Resources

Overview

As of May 1, 2010, we were in compliance with all of our covenants related to our outstanding debt. At May 1, 2010, under our $2.1 billion secured revolving credit facility we had no outstanding borrowings, a total of $93 million of outstanding letters of credit and excess availability of $1,028 million. This amount is also subject to a minimum availability covenant, which was $140 million at May 1, 2010, with remaining availability of $888 million in excess of the covenant. The facility is bifurcated into a $517 million tranche maturing on July 21, 2010 and a $1,631 million tranche maturing in May 2012.

Toys—Japan has a credit agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($213 million at May 1, 2010), and expires on March 30, 2011. At May 1, 2010, we had outstanding borrowings of $172 million under Tranche 1, which are included in Current portion of long-term debt on our Condensed Consolidated Balance Sheets, with $41 million of remaining availability. On February 26, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Additionally, on March 29, 2010, Toys-Japan modified Tranche 2 to include an additional lender. As a result, Tranche 2 is now available in amounts of up to ¥14.0 billion ($149 million at May 1, 2010), expiring on March 28, 2011. At May 1, 2010, we had no outstanding Short-term debt under Tranche 2 with $149 million of availability.

Additionally, certain of our foreign subsidiaries currently have a European and Australian secured revolving credit facility (“European ABL”), which provides for a three-year £124 million ($189 million at May 1, 2010) secured revolving credit facility and which expires on October 15, 2012. At May 1, 2010, we had no outstanding borrowings and $120 million of availability under the European ABL.

We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. Currently we have funds available to finance our operations under our $2.1 billion secured revolving credit facility bifurcated into a tranche maturing on July 21, 2010 and a tranche maturing in May 2012, our European ABL through October 2012 and our Toys—Japan unsecured credit lines through March 30, 2011. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy, failure, collapse or sale. If our cash flow and capital resources do not provide the necessary liquidity, such an event could have a significant negative effect on our results of operations.

In general, our primary uses of cash are providing for working capital purposes, which principally represent the purchase of inventory, servicing debt, remodeling existing stores (including conversions), financing construction of new stores, and paying expenses, such as payroll costs, to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the fourth quarter holiday selling season. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and borrowings under our revolving credit facilities and credit lines.

Although we believe that cash generated from operations, along with our existing cash, revolving credit facilities and credit lines will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next 12 months, continued world-wide financial market disruption may have a negative impact on our financial performance and position in the future. We believe that we have the ability to repay or refinance our current outstanding borrowings maturing within the next 12 months.

Capital Expenditures

A component of our long-term strategy is our capital expenditure program. Our capital expenditures are primarily for financing construction of new stores, remodeling existing stores, as well as improving and enhancing our information technology systems and are funded primarily through cash provided by operating activities, as well as available cash. Throughout fiscal 2009 we curtailed our capital spending due to the prevailing economic environment. For fiscal 2010, we plan to increase our capital spending to grow our business through a continued focus on our integrated strategy, recognizing the synergies between our toy and juvenile categories.

	13 Weeks Ended
(In millions)	May 1 2010	May 2 2009
Conversion projects (1)	$16	$11
Information technology	10	3
Other store-related projects (2)	7	9
Distributions centers	5	6
New stores (3)	2	5

Total capital expenditures	$40	$34

(1)	Includes SBS conversions and other remodels pursuant to our juvenile integration strategy.
(2)	Includes other store-related projects (other than conversion projects) such as store updates and expenses incurred in connection with the maintenance of our stores.
(3)	Includes SSBS conversions.

Cash Flows

	13 Weeks Ended
($ In millions)	May 1, 2010	May 2, 2009	$ Change	% Change
Net cash used in operating activities	$(723)	$(515)	$(208)	(40.4)%
Net cash used in investing activities	(29)	(25)	(4)	(16.0)%
Net cash provided by financing activities	158	223	(65)	(29.1)%
Effect of exchange rate changes on cash and cash equivalents	(13)	4	(17)	(425.0)%

Net decrease during period in cash and cash equivalents	$(607)	$(313)	$(294)	(93.9)%

Cash Flows Used In Operating Activities

During the thirteen weeks ended May 1, 2010, net cash used in operating activities was $723 million compared to $515 million during the thirteen weeks ended May 2, 2009. The $208 million increase in cash used in operating activities was primarily the result of increased purchases of merchandise inventories primarily related to the addition of new stores, increased payments on accounts payable due to the timing of vendor payments and a decrease in accounts receivable as a result of an increase in collections from vendors at our International segment.

Cash Flows Used In Investing Activities

During the thirteen weeks ended May 1, 2010, net cash used in investing activities was $29 million compared to $25 million for the thirteen weeks ended May 2, 2009. The increase in net cash used in investing activities was primarily the result of a decrease of $7 million attributed to the change in restricted cash and an increase in capital expenditures of $6 million. These increases were primarily offset by $7 million paid to acquire e-commerce websites and other business assets in the prior year period.

Cash Flows Provided By Financing Activities

During the thirteen weeks ended May 1, 2010, net cash provided by financing activities was $158 million compared to $223 million for the thirteen weeks ended May 2, 2009. The decrease in net cash provided by financing activities was primarily the result of a decrease in finance obligations associated with capital project financing of $27 million, a reduction in Toys-Japan short-term borrowing of $25 million, a reduction in borrowings under our Toys-Japan credit lines of $15 million and $10 million related to the purchase of additional shares of Toys-Japan. These decreases were partially offset by a reduction in repayments on our unsecured credit agreement of $17 million as we repaid the outstanding loan balance on July 9, 2009. Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for more information.

Debt

Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding any of the transactions described below.

During the thirteen weeks ended May 1, 2010, we made the following significant changes to our debt structure:

On February 26, 2010, Toys—Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Additionally, on March 29, 2010, Toys—Japan modified Tranche 2 to include an additional lender. As a result, Tranche 2 is now available in amounts of up to ¥14.0 billion ($149 million at May 1, 2010), expiring on March 28, 2011.

On May 13, 2010, pursuant to a registration rights agreement that TRU Propco I entered into in connection with the July 2009 offering of the 10.75% Senior Notes (“Notes”), due fiscal 2017, TRU Propco I filed Amendment No. 3 to Form S-4, a registration statement under the Securities Act of 1933. On June 4, 2010, TRU Propco I commenced an exchange offer with respect to the Notes.

We and our subsidiaries, as well as Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust or their affiliates, may from time to time acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 8 to our Condensed Consolidated Financial Statements entitled “Related Party Transactions.”

Contractual Obligations and Commitments

Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Refer to the “CONTRACTUAL OBLIGATIONS” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, for details on our contractual obligations and commitments.

Credit Ratings

As of June 10, 2010, our current credit ratings, which are considered non-investment grade, were as follows:

	Moody’s	Standard and Poor’s
Long-term debt	B2	B
Outlook	Possible Upgrade	Watch Positive

On May 28, 2010, Moody’s revised its outlook on the Company from Positive to Possible Upgrade. On June 1, 2010, Standard & Poor’s revised its outlook on the Company from Stable to Watch Positive.

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

Critical Accounting Policies

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). Effective February 1, 2010, the Company adopted ASU 2009-17, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a variable interest entity, and require additional disclosures.

In accordance with ASU 2009-17, we reassessed our lending vehicles, including our loan from Vanwall Finance PLC and concluded that we were not the primary beneficiary of that VIE. Accordingly, the adoption of this standard did not have an impact to the Condensed Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This ASU provides amendments that will require more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 did not have a material impact on the Condensed Consolidated Financial Statements.

Refer to Note 10 to our Condensed Consolidated Financial Statements entitled “Recent Accounting Pronouncements” for a discussion of accounting standards which we have not yet been required to implement and may be applicable to our future operations, and their impact on our Condensed Consolidated Financial Statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosure is intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, store openings, integration and remodeling, future financial or operational performance, projected sales or earnings per share for certain periods, comparable store sales from one period to another, cost savings, results of store closings and restructurings, outcome or impact of pending or threatened litigation, domestic or international developments, nature and allocation of future capital expenditures, growth initiatives, inventory levels, cost of goods, future financings and other goals and targets and statements of the assumptions underlying or relating to any such statements.

These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry and changes in our product distribution mix and distribution channels, seasonality of our business, changes in consumer preferences and consumer spending patterns, product safety issues including product recalls, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, changes in laws that impact our business, changes in employment legislation, our dependence on key vendors for our merchandise, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, political and other developments associated with our international operations, existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on March 24, 2010 and Item 1A entitled “Risk Factors” below in this Quarterly Report on Form 10-Q, as well as our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by SEC rules and regulations. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the thirteen weeks ended May 1, 2010. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Item 4.	Controls and Procedures

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

We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third Internet retailer filed a similar action and another class action was commenced making similar allegations involving most of the same Defendants. We intend to vigorously defend all such cases. Additionally, the Federal Trade Commission (“FTC”) notified us in April 2009 that it had opened an investigation related to the issues in those cases and to confirm our compliance with a 1998 FTC Final Order that prohibits the Company from, among other things, influencing its suppliers to limit sales of products to other retailers, including price club warehouses. We believe we have complied with the FTC Final Order and are cooperating with the FTC.

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

Investors should carefully consider the risks described below together with all of the other information in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be less significant than the following risk factors, may also adversely affect our business and operations. If any of the following risks actually occur, our business, financial condition, cash flows or results of operations could be materially adversely affected.

Our business is highly seasonal, and our financial performance depends on the results of the fourth quarter of each fiscal year.

Our business is highly seasonal. During the last three fiscal years more than 39% of our total Net sales were generated in the fourth quarter. It is typically the case that we incur net losses in each of the first three quarters of the year, with all of our net earnings and cash flows from operations being generated in the fourth quarter. As a result, we depend significantly upon the fourth quarter holiday selling season. If we achieve less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, we may not be able to compensate sufficiently for the lower sales, operating earnings or cash flows from operating activities during the first three quarters of the fiscal year. Our results in any given period may be affected by dates on which important holidays fall and the shopping patterns relating to those holidays. Additionally, the concentrated nature of our seasonal sales means that the Company’s operating results could be materially adversely affected by natural disasters and labor strikes, work stoppages, terrorist acts or disruptive global political events, prior to or during the holiday season, as described below.

Our industry is highly competitive and competitive conditions may adversely affect our revenues and overall profitability.

The retail industry is highly and increasingly competitive and our results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, additional competitor store openings and other factors. We compete with discount and mass merchandisers, such as Wal-Mart and Target, electronics retailers, national and regional specialty chains, as well as local retailers in the geographic areas we serve. We also compete with national and local discount stores, department stores, supermarkets and warehouse clubs, as well as Internet and catalog businesses. Competition is principally based on product variety, quality, availability, price, convenience or store location, advertising and promotion, customer support and service. Some of our competitors have greater sales of toys and juvenile products than us, greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.

Much of the merchandise we sell is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to build traffic for other store departments. Our business is vulnerable to shifts in demand and pricing, as well as consumer preferences. Competition in the video game market has increased in recent years as mass merchandisers have expanded their offerings in this market, and as alternative sales channels (such as the Internet) have grown in importance.

The baby registry market is highly competitive, with competition based on convenience, quality and selection of merchandise offerings and functionality. Our baby registry primarily competes with the baby registries of mass merchandisers and other specialty format and regional retailers. Some of our competitors have been aggressively advertising and marketing their baby registries through national television and magazine campaigns. Within the past few years, the number of multiple registries and on-line registries has steadily increased. These trends present consumers with more choices for their baby registry needs, and as a result, increase competition for our baby registry.

If we fail to compete successfully, we could face lower sales and may decide or be compelled to offer greater discounts to our customers, which could result in decreased profitability.

Our sales may be adversely affected by changes in economic factors and changes in consumer spending patterns.

Many economic and other factors outside our control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels, inflation and deflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or an uncertain economic outlook adversely affects consumer spending habits and results in lower levels of economic activity. The domestic and international political situation, including the economic health of various political jurisdictions, also affects economic conditions and consumer confidence. Any of these events and factors could cause consumers to curtail spending and could have a negative impact on our financial performance and position in future fiscal periods.

Since fiscal 2008, there has been a deterioration in the global financial markets and economic environment, which has negatively impacted consumer spending. In response, we have taken steps to drive profitable sales and to curtail capital spending and operating expenses wherever prudent. However, there is a risk that our steps to respond to these economic conditions may be ill-conceived or ineffective. These adverse trends in economic conditions may worsen to the point that even well-conceived responses would not be sufficiently effective to counteract the impacts of these trends. In such cases, there would be a negative impact on our financial performance and position in future fiscal periods.

Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing on reasonable terms.

We have significant liquidity and capital requirements. Among other things, the seasonality of our businesses requires us to purchase merchandise well in advance of the fourth quarter holiday selling season. We depend on our ability to generate cash flows from operating activities, as well as on borrowings under our revolving credit facilities and our credit lines, to finance the carrying costs of this inventory and to pay for capital expenditures and operating expenses. For fiscal 2009, peak borrowings under our various credit lines were $784 million as we purchased merchandise for the fourth quarter holiday selling season. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could have a significant negative effect on our business.

Moody’s has assigned Toys “R” Us a corporate rating of B2 with a possible upgrade outlook, while Standard & Poor’s has assigned a corporate credit rating of B with a watch positive outlook. Any adverse change to our credit ratings could negatively impact our ability to refinance our debt on satisfactory terms and could have the effect of increasing our financing costs. While we believe we currently have adequate sources of funds to provide for our ongoing operations and capital requirements for the next 12 months, any inability on our part to have future access to financing, when needed, would have a negative effect on our business.

A loss of, or reduction in, trade credit from our vendors could reduce our liquidity, increase our working capital needs and/or limit our ability to purchase products.

We purchase products for resale from our vendors, who may seek credit insurance to protect against non-payment of amounts due to them. However, as a result of deteriorating economic conditions and higher claims costs, credit insurers have curtailed or eliminated coverage to vendors (as it was the case in the recent disruptions to the trade credit market in the U.K.) and may continue to do so in the future. If credit insurance is not available to vendors at reasonable terms or at all, vendors may demand accelerated payment of amounts due to them or require advance payments or letters of credit before goods are shipped to us. Such demands could have a significant adverse impact on our inventory levels and operating cash flow and negatively impact our liquidity. Any such disruptions could increase the costs to us of financing our inventory or negatively impact our ability to deliver products to our customers, which could in turn negatively affect our financial performance.

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

If we cannot implement our juvenile integration strategy or open new stores, our future growth will be adversely affected.

Our growth is dependent on both increases in sales in existing stores and the ability to successfully implement our juvenile integration strategy and open profitable new stores. Increases in sales in existing stores are dependent on factors such as competition, merchandise selection, store operations and other factors discussed in these Risk Factors. Our ability to successfully implement our juvenile integration strategy in a timely and cost effective manner or open new stores and expand into additional market areas depends in part on the following factors, which are in part beyond our control:

•	the availability of attractive store locations and the ability to accurately assess the demographic or retail environment and customer demand at a given location;

•	the ability to negotiate favorable lease terms and obtain the necessary permits and zoning approvals;

•	the absence of occupancy delays;

•	the ability to construct, furnish and supply a store in a timely and cost effective manner;

•	the ability to hire and train new personnel, especially store managers, in a cost effective manner;

•	costs of integration, which may be higher than anticipated;

•	general economic conditions; and

•	the availability of sufficient funds for the expansion.

Delays or failures in successfully implementing our juvenile integration strategy and opening new stores, or achieving lower than expected sales in integrated or new stores, or drawing a greater than expected proportion of sales in integrated or new stores from existing stores, could materially adversely affect our growth and/or profitability. In addition, we may not be able to anticipate all of the challenges imposed by the expansion of our operations and, as a result, may not meet our targets for integrating, opening new stores or relocating stores or expanding profitably.

Some of our new stores may be located in areas where we have little or no meaningful experience. Those markets may have different market conditions, consumer preferences and discretionary spending patterns than our existing markets, which may cause our new stores to be less successful than stores in our existing markets. Other new stores may be located in areas where we have existing stores. Although we have experience in these markets, increasing the number of locations may result in unanticipated over-saturation of markets and temporarily or permanently divert customers and sales from our existing stores, thereby adversely affecting our overall financial performance.

Our sales may be adversely affected if we fail to respond to changes in consumer preferences in a timely manner.

Our financial performance depends on our ability to identify, originate and define product trends, as well as to anticipate, gauge and react to changing consumer preferences in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our business fluctuates according to changes in consumer preferences dictated in part by fashion trends, perceived value and season. These fluctuations affect the merchandise in stock since purchase orders are written well in advance of the holiday season and, at times, before fashion trends and high-demand brands are evidenced by consumer purchases. If we overestimate the market for our products, we may be faced with significant excess inventories, which could result in increased expenses and reduced margins associated with having to liquidate obsolete inventory at lower prices. Conversely, if we underestimate the market for our products, we will miss opportunities for increased sales and profits, which would place us at a competitive disadvantage.

Sales of video games and video game systems tend to be cyclical, which may result in fluctuations in our results of operations, and may be adversely affected if products are sold through alternative channels.

Sales of video games and video game systems, which have tended to account for 10% to 15% of our annual net sales for fiscals 2009, 2008 and 2007, have been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game systems, sales of these systems and related software and accessories generally increase due to initial demand, while sales of older systems and related products generally decrease. Moreover, competition within the video game market has increased in recent years and, due to the large size of this product category, fluctuations in this market could have a material adverse impact on our sales and profits trends. Additionally, if video game system manufacturers fail to develop new hardware systems, or if new video products are sold in channels other than traditional retail stores, including through direct online distribution to customers, our sales of video game products could decline, which would negatively impact our financial performance.

The success and expansion of our on-line business depends on our ability to provide quality service to our Internet customers.

Our Internet operations are subject to a number of risks and uncertainties which are beyond our control, including the following:

•	changes in consumer willingness to purchase goods via the Internet;

•	increases in software filters that may inhibit our ability to market our products through e-mail messages to our customers and increases in consumer privacy concerns relating to the Internet;

•	changes in technology;

•

changes in applicable federal and state regulation, such as the Federal Trade Commission Act, the Children’s Online Privacy Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act and similar types of international laws;

•	breaches of Internet security;

•	failure of our Internet service providers to perform their services properly and in a timely and efficient manner;

•	failures in our Internet infrastructure or the failure of systems or third parties, such as telephone or electric power service, resulting in website downtime or other problems;

•	failure by us to process on-line customer orders properly and on time, which may negatively impact future on-line and in-store purchases by such customers; and

•	failure by our service provider to provide warehousing and fulfillment services, which may negatively impact future on-line and in-store purchases by customers.

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

We have approximately 3,700 active vendor relationships through which we procure the merchandise that we offer to our guests. For fiscal 2009, our top 20 vendors worldwide, based on our purchase volume in U.S. dollars, represented approximately 41% of the total products we purchased. An inability to acquire suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on our business and operating results and could cause us to miss products that we feel are important to our assortment. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.

In addition, our vendors are subject to various risks, including raw material costs, inflation, labor disputes, union organizing activities, financial liquidity, product merchantability, inclement weather, natural disasters and general economic and political conditions that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices and payment terms that are commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine and non-routine litigation costs. Further, any merchandise that does not meet our quality standards could become subject to a recall, which could damage our reputation and brands and harm our business.

The decrease of birth rates in countries where we operate could negatively affect our business.

Most of our end-customers are newborns and children and, as a result, our revenues are dependent on the birth rates in countries where we operate. In recent years, many countries have experienced a sharp drop in birth rates as their population ages and education and income levels increase. A continued and significant decline in the number of newborns and children in these countries could have a material adverse effect on our operating results.

Current store locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all.

The success of any store depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where stores are located could decline in the future, resulting in potentially reduced sales in these locations. If we or our licensees cannot obtain desirable locations at reasonable prices, our ability to implement our growth strategy will be adversely affected.

If we are unable to renew or replace our current store leases or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases are terminated prior to expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

We currently have ground and store leasehold interests in approximately 70% of our domestic and international store locations. Most of our current leases provide for our unilateral option to renew for several additional rental periods at specific rental rates. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional store locations could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.

Inflation may adversely affect our business operations in the future.

In recent years, we have experienced certain inflationary conditions in our cost base due primarily to changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar and increases in selling, general and administrative expenses, particularly with regard to employee benefits. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base. If inflation in these or other costs worsens, we cannot assure you that our attempts to offset the effects of inflation and cost increases through control of expenses, passing cost increases on to customers or any other method will be successful. Any future inflation could adversely affect our profitability and our business.

Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations.

We conduct a significant portion of our business in many countries around the world. For the 2009 and 2008 fiscal years, approximately 38.7% and 38.2% of our Net sales were generated outside the U.S., respectively. In addition, as of January 31, 2010, approximately 35.3% of our long-lived assets were located outside of the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including the challenges of different economic conditions in each of the countries, possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies as described below, political instability and restrictive governmental actions.

Our business is subject to fluctuations in foreign currency exchange.

Exchange rate fluctuations may affect the translated value of our earnings and cash flow associated with our international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States where we operate stores, we generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. In many countries where we do not operate stores, our licensees pay royalties in U.S. dollars. However, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in exchange rates. In fiscal years 2009 and 2008, 38.7% and 38.2% of our Net sales were completed in a currency other than the U.S. dollar, the majority of which were denominated in euros, yen and pounds. In fiscal 2009, our reported operating earnings would have decreased or increased $28 million if all foreign currencies uniformly weakened or strengthened by 10% relative to the U.S. dollar. For the thirteen weeks ended May 1, 2010, the U.S. dollar has strengthened against the euro and the pound by approximately 6.0% and 5.2%, respectively, and if the current exchange rates continue into the 2010 holiday season our operating results could be adversely affected. In addition, our exposure to foreign currency exchange rate fluctuations will grow if the relative contribution of our operations outside the United States increases.

We enter into foreign exchange agreements from time to time with financial institutions to reduce our exposure to fluctuations in currency exchange rates referred to as hedging activities. However, these hedging activities may not eliminate foreign currency risk entirely and involve costs and risks of their own. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, foreign currency fluctuations may have a material adverse effect on our business, financial condition and results of operations.

Our results may be adversely affected by fluctuations in raw material and energy costs.

Our results may be affected by the prices of the components and raw materials used in the manufacture of our toys and juvenile products. These prices may fluctuate based on a number of factors beyond our control, including: oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and government regulation. In addition, energy costs have fluctuated dramatically in the past. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores and overall costs to purchase products from our vendors.

We may not be able to adjust the prices of our products, especially in the short-term, to recover these cost increases in raw materials and energy. A continual rise in raw material and energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our financial condition and results of operations.

A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.

We rely on our ability to replenish depleted inventory in our stores through deliveries to our distribution centers from vendors and then from the distribution centers or direct ship vendors to our stores by various means of transportation, including shipments by sea, rail, air and truck. Unexpected delays in those deliveries or increases in transportation costs (including through increased fuel costs) could significantly decrease our ability to make sales and earn profits. In addition, labor shortages or labor disagreements in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business.

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

We are from time to time subject to claims due to the injury of an individual in our stores or on our property. In addition, we have in the past been subject to product liability claims for the products that we sell. Subject to certain exceptions, our purchase orders generally require the manufacturer to indemnify us against any product liability claims; however, if the manufacturer does not have insurance or becomes insolvent, there is a risk we would not be indemnified. Any personal injury or product liability claim made against us, whether or not it has merit, could be time consuming and costly to defend, resulting in adverse publicity, or damage to our reputation, and have an adverse effect on our results of operations.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could expose us to monetary damages or limit our ability to operate our business.

We are involved in private actions, investigations and various other legal proceedings by employees, suppliers, competitors, shareholders, government agencies or others. For instance, on July 15, 2009, the United States District Court for the Eastern District of Pennsylvania granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two Internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third internet retailer filed a similar action and another class action was commenced making similar allegations involving most of the same defendants. Additionally, the Federal Trade Commission (“FTC”)

notified us in April 2009 that they had opened an investigation related to the issues in those cases and to confirm our compliance with a 1998 FTC Final Order that prohibits us from, among other things, influencing our suppliers to limit sales of products to other retailers, including price club warehouses.

The results of such litigation, investigations and other legal proceedings are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and divert significant resources. If any of these legal proceedings were to be determined adversely to us, there could be a material adverse effect on our business, financial condition and results of operations.

We are subject to certain regulatory and legal requirements. If we fail to comply with regulatory or legal requirements, our business and financial results may be adversely affected.

We are subject to numerous regulatory and legal requirements. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission. In addition, our business activities require us to comply with complex regulatory and legal issues on a local, national and worldwide basis (including, in some cases, more stringent local labor law or regulations). Failure to comply with such laws and regulations could adversely affect our operations and financial results, involve significant expense and divert management’s attention and resources from other matters, which in turn could harm our business.

Our business operations could be disrupted if our information technology systems fail to perform adequately or we are unable to protect the integrity and security of our customers’ information.

We depend largely upon our information technology systems in the conduct of all aspects of our operations. If our information technology systems fail to perform as anticipated, we could experience difficulties in virtually any area of our operations, including but not limited to replenishing inventories or in delivering our products to store locations in response to consumer demands. Any of these or other systems-related problems could, in turn, adversely affect our sales and profitability.

Additionally, a compromise of our security systems (or a design flaw in our system environment) could result in unauthorized access to certain personal information about our customers which could adversely affect our reputation with our customers and others, as well as our operations, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems.

Natural disasters, inclement weather, pandemic outbreaks, terrorist acts or disruptive global political events could cause permanent or temporary distribution center or store closures, impair our ability to purchase, receive or replenish inventory, or decrease customer traffic, all of which could result in lost sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods, earthquakes, tornados and volcano eruptions, or inclement weather such as frequent or unusually heavy snow, ice or rain storms, or extended periods of unseasonable temperatures, or the occurrence of pandemic outbreaks, labor strikes, work stoppages, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could adversely affect our operations and financial performance. To the extent these events impact one or more of our key vendors or result in the closure of one or more of our distribution centers or a significant number of stores, our operations and financial performance could be materially adversely affected through an inability to make deliveries to our stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas vendor, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption to our information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

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

Because of our extensive international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

International events could delay or prevent the delivery of products to our stores.

A significant portion of products we sell are manufactured outside of the United States, primarily in Asia. As a result, any event causing a disruption of imports, including labor strikes, work stoppages, boycotts, safety issues on materials, the imposition of trade restrictions in the form of tariffs, embargoes or export controls, “anti-dumping” duties, port security or other events that could slow port activities, could increase the cost and reduce the supply of products available to us. In addition, port-labor issues, rail congestion and trucking shortages can have an impact on all direct importers. Although we attempt to anticipate and manage such situations, both our sales and profitability could be adversely impacted by any such developments in the future. These and other international events could negatively affect our sales and profitability.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to taxes in the United States and numerous international jurisdictions. We record tax expense based on our estimates of future tax payments, which include reserves for estimates of probable settlements of international and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction or by changes to existing accounting rules or regulations.

Changes to accounting rules or regulations may adversely affect our results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in the next few years. If adopted, such change would require us to record significant capital lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could adversely affect our results of operations and financial position.

Our total assets include goodwill and substantial amounts of property and equipment. Changes to estimates or projections related to such assets, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

Our total assets include substantial amounts of property, equipment and goodwill. We make certain estimates and projections in connection with impairment analyses for these assets, in accordance with accounting for the impairment or disposal of long-lived assets and goodwill and other intangible assets. We also review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with accounting guidance. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations would be adversely affected.

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our various debt instruments.

We are highly leveraged. As of May 1, 2010, our total indebtedness was $5,316 million, of which $2,548 million was secured indebtedness and $2,106 million of which matures before the end of fiscal 2012. Our substantial indebtedness could have significant consequences, including, among others, the following:

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

Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. As specified in certain of our subsidiaries’ debt agreements, there are restrictions on our ability to obtain funds from our subsidiaries through dividends, loans or advances. The agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions, and may adversely affect our ability to operate our business. Among other things, these covenants limit our and our subsidiaries’ ability to:

•	incur additional indebtedness;

•	transfer money between the parent company and our various subsidiaries;

•	pay dividends on, repurchase or make distributions with respect to our capital stock or make other restricted payments;

•	issue stock of subsidiaries;

•	make certain investments, loans or advances;

•	transfer and sell certain assets;

•	create or permit liens on assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	amend certain documents.

A breach of any of these covenants could result in default under one or more of our debt agreements, which could prompt the lenders to declare all amounts outstanding under the debt agreements to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the debt agreements accelerate the repayment of borrowings, we may not have sufficient assets and funds to repay the borrowings under our debt agreements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Required exhibits are listed in the Index to Exhibits and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

Date: June 10, 2010	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Registrant, dated June 10, 2008 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.