Form 10-Q
period 2010-07-31
TOYS R US INC
filed 2010-09-10
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of September 10, 2010 there were outstanding 48,922,484 shares of common stock of Toys “R” Us, Inc.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	July 31, 2010	January 30, 2010	August 1, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$176	$1,126	$149
Accounts and other receivables	281	202	249
Merchandise inventories	2,309	1,810	2,164
Current deferred tax assets	99	102	82
Prepaid expenses and other current assets	160	144	160

Total current assets	3,025	3,384	2,804
Property and equipment, net	4,012	4,084	4,181
Goodwill, net	383	382	379
Deferred tax assets	169	181	236
Restricted cash	31	44	76
Other assets	476	502	496

	$8,096	$8,577	$8,172

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Short-term borrowings	$-	$-	$36
Accounts payable	1,334	1,680	1,300
Accrued expenses and other current liabilities	700	851	688
Income taxes payable	33	72	28
Current portion of long-term debt	298	162	33

Total current liabilities	2,365	2,765	2,085
Long-term debt	5,055	5,034	5,496
Deferred tax liabilities	63	63	55
Deferred rent liabilities	300	275	269
Other non-current liabilities	274	323	372
Toys “R” Us, Inc. stockholders’ equity (deficit)	39	85	(214)
Noncontrolling interest	-	32	109

Total equity (deficit)	39	117	(105)

	$8,096	$8,577	$8,172

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions, except share data)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	$2,565	$2,567	$5,173	$5,044
Cost of sales	1,606	1,616	3,270	3,203

Gross margin	959	951	1,903	1,841

Selling, general and administrative expenses	855	828	1,713	1,616
Depreciation and amortization	98	101	192	194
Other income, net	(17)	(64)	(29)	(76)

Total operating expenses	936	865	1,876	1,734

Operating earnings	23	86	27	107
Interest expense	(120)	(117)	(245)	(211)
Interest income	1	2	3	4

Loss before income taxes	(96)	(29)	(215)	(100)
Income tax benefit	82	54	145	85

Net (loss) earnings	(14)	25	(70)	(15)
Less: Net loss attributable to noncontrolling interest	-	2	1	7

Net (loss) earnings attributable to Toys “R” Us, Inc.	$(14)	$27	$(69)	$(8)

(Loss) earnings per common share attributable to Toys “R” Us Inc.:
Basic (Note 1)	$(0.29)	$0.55	$(1.41)	$(0.16)
Diluted (Note 1)	(0.29)	0.54	(1.41)	(0.16)

Weighted average shares used in computing per share amounts:
Basic (Note 1)	48,926,355	48,957,902	48,939,165	48,957,902
Diluted (Note 1)	48,926,355	49,559,954	48,939,165	48,957,902

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
(In millions)	July 31, 2010	August 1, 2009
Cash Flows from Operating Activities:
Net loss	$(70)	$(15)
Adjustments to reconcile Net loss to net cash used in operating activities:
Depreciation and amortization	192	194
Amortization of debt issuance costs	24	27
Deferred income taxes	9	(7)
Other	10	17
Changes in operating assets and liabilities:
Accounts and other receivables	31	81
Merchandise inventories	(497)	(313)
Prepaid expenses and other operating assets	(3)	(12)
Accounts payable, accrued expenses and other liabilities	(521)	(369)
Income taxes payable and receivable	(138)	(96)

Net cash used in operating activities	(963)	(493)

Cash Flows from Investing Activities:
Capital expenditures	(117)	(93)
Decrease in restricted cash	13	118
Proceeds from sales of fixed assets	9	3
Purchase of marketable debt securities	(9)	-
Acquisitions	-	(11)

Net cash (used in) provided by investing activities	(104)	17

Cash Flows from Financing Activities:
Long-term debt borrowings	467	1,767
Short-term debt borrowings	-	61
Long-term debt repayments	(307)	(1,902)
Short-term debt repayments	-	(26)
Capitalized debt issuance costs	(4)	(73)
Purchase of Toys-Japan shares	(19)	-
Other	(3)	-

Net cash provided by (used in) financing activities	134	(173)

Effect of exchange rate changes on cash and cash equivalents	(17)	15

Cash and cash equivalents:
Net decrease during period	(950)	(634)
Cash and cash equivalents at beginning of period	1,126	783

Cash and cash equivalents at end of period	$176	$149

Non-cash financing activities
Non-cash purchase of Toys-Japan shares	$2	$-

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Toys “R” Us, Inc. Stockholders
				Accumulated
	Common Stock (1)		Additional	Other	Total	Toys “R” Us, Inc.
	Issued	Treasury	Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
(In millions)	Shares	Amount	Capital	Loss	Equity (Deficit)	Equity (Deficit)	Interest	Equity (Deficit)
Balance, January 31, 2009	49	$-	$19	$(93)	$(200)	$(274)	$122	$(152)
Net loss	-	-	-	-	(8)	(8)	(7)	(15)
Unrealized gain on hedged transactions, net of tax	-	-	-	5	-	5	-	5
Foreign currency translation adjustments, net of tax	-	-	-	60	-	60	(6)	54

Total comprehensive income (loss)						57	(13)	44
Stock compensation expense	-	-	3	-	-	3	-	3

Balance, August 1, 2009	49	$-	$22	$(28)	$(208)	$(214)	$109	$(105)

Balance, January 30, 2010	49	$(7)	$25	$(45)	$112	$85	$32	$117
Net loss	-	-	-	-	(69)	(69)	(1)	(70)
Unrealized gain on hedged transactions, net of tax	-	-	-	8	-	8	-	8
Foreign currency translation adjustments, net of tax	-	-	-	8	-	8	(1)	7

Total comprehensive loss						(53)	(2)	(55)
Acquisition of approximately 9% of Toys - Japan shares	-	-	3	6	-	9	(30)	(21)
Stock compensation expense	-	-	1	-	-	1	-	1
Repurchase of common stock	-	(6)	-	-	-	(6)	-	(6)
Issuance of common stock	-	3	-	-	-	3	-	3

Balance, July 31, 2010	49	$(10)	$29	$(23)	$43	$39	$-	$39

(1)	For all periods presented, the amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of July 31, 2010, January 30, 2010, and August 1, 2009, the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the twenty-six weeks ended July 31, 2010 and August 1, 2009, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Consolidated Balance Sheet at January 30, 2010, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The results of operations for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 are not necessarily indicative of operating results of the full year.

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

Reclassifications of Previously Issued Financial Statements

We have reclassified $92 million from Accrued expenses and other current liabilities to Accounts payable on our Condensed Consolidated Balance Sheet at August 1, 2009. This reclassification was made to reflect non-merchandise accounts payable within Accounts payable. This change had no effect on our previously reported Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Stockholders’ Equity (Deficit).

Prior Period Correction

In the second quarter of fiscal 2010, we recorded a $16 million non-cash charge in Selling, General and Administrative Expenses (“SG&A”), $9 million net of tax, in our Condensed Consolidated Statement of Operations related to the cumulative correction of prior period straight-line lease accounting. Management concluded that this correction did not have a material impact on the current or any previously reported financial statements.

Gift Card Breakage Enacted Legislation

In the second quarter of fiscal 2010, legislation was enacted that requires us to turn over to the State of New Jersey unused amounts of gift cards purchased in New Jersey that have not been used for a two year period. At July 31, 2010, we estimate that our potential exposure related to previously recognized breakage income is not material to our financial statements.

Acquisition of Debt Securities

On July 14, 2010, we acquired from an unaffiliated party $17 million face value debt securities of Vanwall Finance PLC for approximately $9 million, maturing on April 7, 2013. These debt securities are classified as held-to-maturity debt and are reported at amortized cost, included in Other assets within the Condensed Consolidated Balance Sheets.

(Loss) earnings per share

(Loss) earnings per share is computed as follows (in millions, except for share data):

	13 Weeks Ended
	July 31, 2010			August 1, 2009
	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount	Net Earnings Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount

Basic (loss) earnings per share	$(14)	48,926,355	$(0.29)	$27	48,957,902	$0.55
Effect of dilutive share-based awards	-	-	-	-	602,052	(0.01)

Dilutive (loss) earnings per share	$(14)	48,926,355	$(0.29)	$27	49,559,954	$0.54

	26 Weeks Ended
	July 31, 2010			August 1, 2009
	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount

Basic loss per share	$(69)	48,939,165	$(1.41)	$(8)	48,957,902	$(0.16)
Effect of dilutive share-based awards	-	-	-	-	-	-

Dilutive loss per share	$(69)	48,939,165	$(1.41)	$(8)	48,957,902	$(0.16)

Basic (loss) earnings per share was computed by dividing net (loss) earnings attributable to Toys “R” Us, Inc. by the weighted average number of shares of common stock outstanding during the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009. Diluted (loss) earnings per share was determined based on the dilutive effect of share-based awards using the treasury stock method.

For the thirteen weeks ended July 31, 2010, the effect of dilutive stock-based awards would have been approximately 1.1 million shares. As the Company incurred a net loss for the thirteen week periods ended July 31, 2010, these incremental shares have been excluded from the computation of diluted loss per share as the effect of their inclusion would be anti-dilutive. Options to purchase shares of common stock that were outstanding and restricted stock that were unvested at the end of August 1, 2009, but were not included in the computation of diluted earnings per share because the effect of exercising or converting such awards into common stock would be antidilutive was approximately 0.7 million for the thirteen weeks ended August 1, 2009.

For the twenty-six weeks ended July 31, 2010 and August 1, 2009, the effect of dilutive stock-based awards would have been approximately 0.9 million and 0.4 million shares, respectively. As the Company incurred a net loss for the twenty-six week periods presented, these incremental shares have been excluded from the computation of diluted loss per share as the effect of their inclusion would be anti-dilutive.

2. Short-term borrowings and long-term debt

A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of July 31, 2010, January 30, 2010 and August 1, 2009 is outlined in the table below:

(In millions)	July 31, 2010	January 30, 2010	August 1, 2009

Short-term borrowings
Toys-Japan short-term bank loans	$-	$-	$36

Total short-term debt	$-	$-	$36

Long-term debt
Secured real estate loan, due August 9, 2010	$-	$-	$800
Toys-Japan committed credit line due fiscal 2011	128	-	212
Secured revolving credit facility, expires fiscals 2010-2012 (1)(2)	53	-	23
Toys-Japan 1.20%-2.85% loans due fiscals 2010-2014	175	172	158
7.625% notes, due fiscal 2011 (3)	505	507	510
Secured term loan facility, due fiscal 2012 (1)(4)	798	798	798
Unsecured credit facility, due fiscal 2012 (1)(4)	181	180	180
French real estate credit facility, due fiscal 2012	81	86	90
Spanish real estate credit facility, due fiscal 2012	168	180	186
European and Australian asset-based revolving credit facility, expires fiscal 2012	-	-	-
U.K. real estate senior credit facility, due fiscal 2013	550	562	589
U.K. real estate junior credit facility, due fiscal 2013	96	99	104
7.875% senior notes, due fiscal 2013 (3)	396	395	394
10.750% senior notes, due fiscal 2017 (5)	927	926	925
8.500% senior secured notes, due fiscal 2017 (6)	715	715	-
7.375% senior notes, due fiscal 2018 (3)	405	406	406
8.750% debentures, due fiscal 2021 (7)	22	22	22
Finance obligations associated with capital projects	108	101	83
Capital lease obligations	45	47	49

	5,353	5,196	5,529
Less current portion (8)	298	162	33

Total Long-term debt	$5,055	$5,034	$5,496

(1)	Represents obligations of Toys “R” Us-Delaware, Inc. (“Toys–Delaware”).
(2)

On July 21, 2010, a $517 million tranche matured. Additionally, on August 10, 2010, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement to provide for a facility of up to $1.85 billion and to extend the maturity date of the facility and amend certain other provisions.

(3)	Represents obligations of Toys “R” Us, Inc. legal entity.
(4)

On August 24, 2010, Toys-Delaware repaid the outstanding loan balances, plus accrued interest and fees under the secured term loan facility (the “Secured Term Loan”) and unsecured credit facility (the “Unsecured Credit Facility”) in conjunction with the offering of $350 million aggregate principal amount of 7.375% senior secured notes due 2016 (“Toys-Delaware Secured Notes”) and the amendment and restatement of the Secured Term Loan, which among other things, provided for a term loan of $700 million and extended the maturity to 2016.

(5)	Represents obligations of Toys “R” Us Property Company I, LLC (“TRU Propco I”), and its subsidiaries.
(6)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).
(7)	Represents obligations of Toys “R” Us, Inc. and Toys–Delaware.
(8)

Current portion of Long-term debt as of July 31, 2010 is primarily comprised of $128 million of the Toys “R” Us-Japan, Ltd. (“Toys-Japan”) committed credit lines expiring on March 30, 2011 and $133 million in Toys-Japan 1.20-2.85% loans (“Toys—Japan bank loans”) maturing on January 17, 2011. Current portion of Long-term debt as of January 30, 2010 is primarily comprised of $127 million in Toys-Japan bank loans maturing on January 17, 2011. Current portion of Long-term debt as of August 1, 2009 is primarily comprised of $17 million of capital lease obligations which will be paid within one year.

As of July 31, 2010, we had total indebtedness of $5,353 million, of which $2,561 million was secured indebtedness. Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our and our subsidiaries’ abilities to:

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

The amount of net assets that were subject to such restrictions was approximately $705 million, $709 million and $524 million as of July 31, 2010, January 30, 2010 and August 1, 2009, respectively. Certain of our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.

We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. As of July 31, 2010 we have funds available to finance our operations under our secured revolving credit facility through May 2012, our European and Australian asset-based revolving credit facility (“European ABL”) through October 2012 and our Toys – Japan unsecured credit lines through March 2011. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy or failure. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.

The total fair values of our Short-term borrowings and Long-term debt, with carrying values of $5.4 billion, $5.2 billion and $5.6 billion at July 31, 2010, January 30, 2010 and August 1, 2009, were $5.3 billion, $4.8 billion and $4.4 billion, respectively. The fair values of our Short-term borrowings and Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods.

Borrowing Availability

At July 31, 2010, under our secured revolving credit facility, we had $53 million of outstanding borrowings, a total of $89 million of outstanding letters of credit and excess availability of $1,070 million. This amount is also subject to a minimum availability covenant, which was $152 million at July 31, 2010, with remaining availability of $918 million in excess of the covenant.

Additionally, certain of our foreign subsidiaries currently have a European ABL, which provides for a three-year £124 million ($195 million at July 31, 2010) secured revolving credit facility and which expires on October 15, 2012. At July 31, 2010, we had no outstanding borrowings and $136 million of availability under the European ABL.

Toys—Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement Tranche 1 is available in amounts of up to ¥20 billion ($232 million at July 31, 2010), which expires on March 30, 2011. At July 31, 2010, we had outstanding borrowings of $128 million under Tranche 1, which are included in Current portion of long-term debt on our Condensed Consolidated Balance Sheets, with $104 million of remaining availability.

On February 26, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Additionally, on March 29, 2010, Toys-Japan modified Tranche 2 to include an additional lender. As a result, Tranche 2 is now available in amounts of up to ¥14 billion ($162 million at July 31, 2010), expiring on March 28, 2011, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80% per annum. We paid fees of $2 million to refinance Tranche 2, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At July 31, 2010, we had no outstanding Short-term debt under Tranche 2, with $162 million of availability.

Senior Notes, due 2017 ($927 million at July 31, 2010)

On July 8, 2010, pursuant to a registration rights agreement that TRU Propco I entered into in connection with the July 2009 offering of the 10.75% Senior Notes (“Notes”), due fiscal 2017, TRU Propco I completed a registered exchange offer with respect to the Notes.

Guarantees

We currently guarantee 80% of three Toys-Japan installment loans, totaling ¥2.6 billion ($30 million at July 31, 2010). These loans have annual interest rates of 2.6%-2.8%. In addition, we have an agreement with McDonald’s Holding Company (Japan), Ltd. (“McDonald’s Japan”), in which we promise to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% of these loans.

Subsequent Events

Senior Secured Notes, due 2017 ($715 million at July 31, 2010)

On August 4, 2010, pursuant to a registration rights agreement that TRU Propco II entered into in connection with the November 2009 offering of the 8.50% Senior Secured Notes (“Propco II Notes”), due fiscal 2017, TRU Propco II filed a registration statement under the Securities Act of 1933 for an exchange offer for the Propco II Notes. As of the date of this filing, this registration statement had not been declared effective.

$1.85 billion senior secured revolving credit facility expires in fiscal 2015

On August 10, 2010, Toys-Delaware, a direct wholly-owned subsidiary, and certain of its subsidiaries amended and restated the credit agreement for its secured revolving credit facility (“ABL Facility”) in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility (which, prior to the amendment and restatement, provided for $1,631 million in commitments maturing on May 21, 2012) as amended provides for $1,850 million of revolving commitments maturing on August 10, 2015, which could increase by $650 million, subject to certain conditions. The ABL Facility as amended bears a tiered floating interest rate of London Interbank Offered Rate (“LIBOR”) plus a margin of between 2.50% and 3.00% depending on usage. In connection with the amendment and restatement of the credit agreement, Toys-Delaware incurred approximately $37 million in fees. In addition, as a result of the amendment and restatement of the credit agreement, we will expense deferred financing costs associated with our secured revolving credit facility in the third quarter of fiscal 2010.

This secured revolving credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets of Toys-Delaware and certain of its subsidiaries, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants, including, among other things, covenants that restrict Toys-Delaware’s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. The ABL Facility, as amended pursuant to the amended and restated credit agreement, requires Toys-Delaware to maintain excess availability at all times of no less than $125 million and to sweep cash toward prepayment of the loans if excess availability falls below $150 million for any three days in a 30-day period. Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory and eligible credit card receivables and certain real estate less any applicable availability reserves.

Senior Secured Notes and New Secured Term Loan due 2016

On August 24, 2010, Toys-Delaware completed the offering of the Toys-Delaware Secured Notes. Additionally, concurrent with the offering of the Toys-Delaware Secured Notes, Toys-Delaware amended and restated the Secured Term Loan to extend the maturity date of this loan facility and amend certain other provisions (as amended and restated, the “New Secured Term Loan”). The New Secured Term Loan is in an aggregate principal amount of $700 million.

The Toys-Delaware Secured Notes were issued at par, while the New Secured Term Loan was issued at a discount of $11 million which resulted in the receipt of gross proceeds of approximately $1,039 million. The gross proceeds were used to repay our outstanding loan balance of $800 million under the Secured Term Loan and $181 million under the Unsecured Credit Facility. In addition, the gross proceeds were used to pay transaction fees of approximately $24 million, including fees payable to the Sponsors pursuant to their advisory agreement and prepayment penalty fees of $2 million under the Unsecured Credit Facility. In connection with the offering and the New Secured Term Loan, Toys-Delaware also retained $28 million of cash for general corporate purposes. An investment fund advised by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) purchased an aggregate of $5 million of the Toys-Delaware Secured Notes. Additionally, KKR owned 6% of the New Secured Term Loan as of August 24, 2010. Fees paid in connection with the sale of the offering of the Toys-Delaware Secured Notes and New Secured Term Loan will be deferred and expensed over the life of the instruments. As a result of the repayment of the Secured Term Loan and Unsecured Credit Facility, Toys-Delaware will expense deferred financing costs in the third quarter of fiscal 2010.

The indenture governing Toys-Delaware Secured Notes contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware to incur additional indebtedness, pay dividends or make other distributions, make investments and other restricted payments or create liens. These covenants are subject to a number of important qualifications and limitations. Certain covenants will be suspended at any time Toys-Delaware Secured Notes are rated “investment grade.” In addition, the indenture contains customary terms and covenants, including certain events of default after which Toys-Delaware Secured Notes may be due and payable immediately. The Toys-Delaware Secured Notes may be redeemed, in whole or in part, at any time prior to September 1, 2013, at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest, if any, as of the date of redemption. The Toys-Delaware Secured Notes will be redeemable, in whole or in part, at any time on or after September 1, 2013 at the specified redemption prices, plus accrued and unpaid interest. The Company may also redeem up to 35% of the Toys-Delaware Secured Notes prior to September 1, 2013 with the net cash proceeds from certain equity offerings at a redemption price equal to 107.375% of the principal amount of Toys-Delaware Secured Notes plus accrued and unpaid interest to the date of redemption. Following specified kinds of changes of control with respect to Toys-Delaware, Toys-Delaware will be required to offer to purchase Toys-Delaware Secured Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. Interest on the Toys-Delaware Secured Notes is payable in cash semi-annually in arrears through maturity on March 1 and September 1 of each year, commencing on March 1, 2011. Toys-Delaware Secured Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act.

The New Secured Term Loan, as amended, will provide for, among other things, an accordion feature that will allow Toys-Delaware to request one or more additional term loans be added to the New Secured Term Loan in an aggregate principal amount of up to $700 million, to be reduced on a dollar-for-dollar basis by the aggregate principal amount of one or more additional series of senior secured notes that may be issued after the date of the initial issuance of the Toys-Delaware Secured Notes. Further, this facility will continue to be guaranteed by Toys -Delaware and certain of its subsidiaries and the borrowings thereunder will continue to be secured by the trademarks and certain other intellectual property of Geoffrey LLC, our wholly owned subsidiary and the assets securing the ABL Facility including inventory, accounts receivable, equipment and certain other personal property owned or acquired by Toys-Delaware and certain of its subsidiaries, on a pari passu basis with the Toys-Delaware Secured Notes.

The New Secured Term Loan will continue to contain customary covenants applicable to Toys-Delaware and certain of its subsidiaries similar to those under the Secured Term Loan, with certain modifications, including among other things to allow for the debt represented by the Toys-Delaware Secured Notes, certain other additional debt incurrences including unsecured, later-maturing debt subject to a fixed charge coverage test, the prepayment or repayment of our 7.625% notes due 2011 and our 7.875% senior notes due 2013 subject to Toys-Delaware meeting a total leverage test and the provision of a cumulative credit exception allowing for Toys-Delaware and certain of its subsidiaries to make investments, pay dividends and make certain other restricted payments subject to Toys-Delaware meeting a fixed charge coverage test. If an event of default under the New Secured Term Loan occurs and is continuing, the principal amount outstanding, together with all accrued unpaid interest and other amounts owed may be declared immediately due and payable by the lenders. Toys Delaware may optionally prepay the outstanding principal balance of the loan at any time. If such prepayment were to occur on or prior to August 24, 2011, Toys-Delaware would pay a premium equal to 1% of the remaining balance. The New Secured Term Loan will bear interest equal to LIBOR (at no time shall LIBOR be less than 1.50%) plus 4.50%, which is subject to a step down of 0.25% based on total leverage.

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

Interest Rate Contracts

We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows attributable to the changes in LIBOR and Euro Interbank Offered Rate (“EURIBOR”) rates. Our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of July 31, 2010 our interest rate contracts have various maturity dates through April 2015. A portion of our interest rate swaps and caps are designated for hedge accounting as cash flow hedges.

The effective portion of a cash flow hedge is recorded to Accumulated other comprehensive loss; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of the hedging relationships on an ongoing basis and recalculate changes in fair values of the derivatives and the underlying hedged items separately. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen and twenty-six weeks ended July 31, 2010. We recorded a $1 million and a less than $1 million gain in earnings related to ineffectiveness for the thirteen and twenty-six weeks ended August 1, 2009, respectively. Reclassifications from Accumulated other comprehensive loss to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a net loss of approximately $12 million over the next 12 months to Interest expense from Accumulated other comprehensive loss.

Certain of our agreements with credit-risk related features contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. Additionally, we have one agreement with a provision requiring we maintain an investment grade credit rating from each of the major credit rating agencies. As our ratings are currently below investment grade, we are required to post collateral for this contract. At July 31, 2010, January 30, 2010 and August 1, 2009, derivative liabilities related to agreements that contain credit-risk related features had a fair value of $28 million, $42 million and $49 million, respectively. We have a minimum collateral posting threshold with certain derivative counterparties and have posted collateral of $16 million, $33 million and $43 million as of July 31, 2010, January 30, 2010 and August 1, 2009, respectively, which are recorded as Restricted cash on the Condensed Consolidated Balance Sheets.

Subsequent Event

On August 24, 2010, in conjunction with the repayment of the Secured Term Loan and projected variable interest rate exposure, the Company de-designated its $750 million interest rate swap. The remaining $6 million loss recorded in Accumulated other comprehensive loss will be reclassified to earnings over the life of the originally hedged instrument. Additionally, on August 24, 2010 the Company de-designated a portion of one of our $500 million interest rate caps. The remaining $1 million gain recorded in Accumulated other comprehensive loss will be reclassified to earnings over the remaining life of the cap.

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

Our foreign exchange contracts contain some credit-risk related contingent features, are subject to master netting arrangements and typically mature within 12 months. These agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At July 31, 2010 and August 1, 2009, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $4 million and $21 million, respectively. At January 30, 2010, we had no derivative liabilities related to agreements that contain credit-risk related contingent features. We are not required to post collateral for these contracts.

The following table sets forth the net impact of the effective portion of derivatives on Accumulated other comprehensive loss on our Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the twenty-six weeks ended July 31, 2010 and August 1, 2009:

	26 Weeks Ended
(In millions)	July 31, 2010	August 1, 2009

Derivatives designated as cash flow hedges:
Interest Rate Contracts	$8	$5

The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Derivatives not designated for hedge accounting:
Gain (loss) on the change in fair value - Interest Rate Contracts	$1	$3	$(4)	$-
Gain (loss) on the change in fair value - Foreign Exchange Contracts	3	(34)	(2)	(44)

	4	(31)	(6)	(44)

Derivatives designated as cash flow hedges:
Loss reclassified from Accumulated other comprehensive loss (effective portion) - Interest Rate Contracts	(9)	(9)	(19)	(18)
Gain amortized from terminated cash flow hedges - Interest Rate Contracts	-	-	1	1
Gain on cash flow hedges (ineffective portion and amounts excluded from effectiveness testing) - Interest Rate Contracts	-	1	-	-

	(9)	(8)	(18)	(17)

Total Interest expense	$(5)	$(39)	$(24)	$(61)

The following table contains the notional amounts and the related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of July 31, 2010, January 30, 2010 and August 1, 2009:

	July 31, 2010		January 30, 2010		August 1, 2009
		Fair Value		Fair Value		Fair Value
	Notional	Assets/	Notional	Assets/	Notional	Assets/
(In millions)	Amount	(Liabilities)	Amount	(Liabilities)	Amount	(Liabilities)

Interest Rate Contracts designated as cash flow hedges:
Other assets	$800	$2	$800	$7	$1,800	$18
Accrued expenses and other current liabilities	750	(8)	750	(18)	-	-
Other non-current liabilities	3	-	3	-	1,303	(41)

Interest Rate Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$1,400	$-	$1,400	$-	$2,100	$-
Other assets	1,511	3	1,511	10	1,911	3
Accrued expenses and other current liabilities	550	(5)	550	(13)	-	-
Other non-current liabilities	343	(15)	362	(11)	376	(8)

Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$120	$5	$134	$3	$6	$-
Accrued expenses and other current liabilities	284	(4)	-	-	390	(21)

Total derivative contracts outstanding
Prepaid expenses and other current assets	$1,520	$5	$1,534	$3	$2,106	$-
Other assets	2,311	5	2,311	17	3,711	21

Total derivative assets(1)	$3,831	$10	$3,845	$20	$5,817	$21

Accrued expenses and other current liabilities	$1,584	$(17)	$1,300	$(31)	$390	$(21)
Other non-current liabilities	346	(15)	365	(11)	1,679	(49)

Total derivative liabilities(1)	$1,930	$(32)	$1,665	$(42)	$2,069	$(70)

(1)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.

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

The table below presents our assets and liabilities measured at fair value on a recurring basis as of July 31, 2010, January 30, 2010 and August 1, 2009, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$25	$-	$-	$25
Derivative financial instruments	-	(10)	(12)	(22)

Balance at July 31, 2010	$25	$(10)	$(12)	$3

Cash equivalents	$403	$-	$-	$403
Derivative financial instruments	-	(20)	(2)	(22)

Balance at January 30, 2010	$403	$(20)	$(2)	$381

Cash equivalents	$24	$-	$-	$24
Derivative financial instruments	-	(52)	3	(49)

Balance at August 1, 2009	$24	$(52)	$3	$(25)

The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009.

(In millions)	Level 3
Balance, January 30, 2010	$(2)
Total unrealized loss	(8)

Balance, May 1, 2010	(10)
Total unrealized loss	(2)

Balance, July 31, 2010	$(12)

(In millions)	Level 3
Balance, January 31, 2009	$(6)
Total unrealized loss	(3)
Transfers in to Level 3	5

Balance, May 2, 2009	(4)
Total unrealized gain	7

Balance, August 1, 2009	$3

5. Income taxes

The following table summarizes our income tax benefit and effective tax rates for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Loss before income taxes	$(96)	$(29)	$(215)	$(100)
Income tax benefit	82	54	145	85
Effective tax rate	(85.4)%	(186.2)%	(67.4)%	(85.0)%

The effective tax rates for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 45.9% for the twenty-six weeks ended July 31, 2010 compared to 45.1% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to a decrease in taxable permanent adjustments, a decrease in state tax expense, and a change in the mix of earnings between jurisdictions.

For the thirteen weeks ended July 31, 2010, our effective tax rate was impacted by tax benefits of $36 million resulting from changes to our liability for uncertain tax positions and a $1 million adjustment to current taxes payable. For the thirteen weeks ended August 1, 2009, our effective tax rate was impacted by a tax benefit of $41 million attributable to the reversal of deferred tax liabilities associated with the undistributed earnings of one of our non-U.S. subsidiaries, as it was management’s intention to reinvest those earnings indefinitely. This was partially offset by tax expense of $1 million related to changes to our liability for uncertain tax positions.

For the twenty-six weeks ended July 31, 2010, our effective tax rate was impacted by tax benefits of $38 million related to the changes to our liability for uncertain tax positions, $4 million related to state income taxes, $3 million related to adjustments to deferred taxes, and $3 million related to adjustments to current taxes payable. These tax benefits were partially offset by a tax expense of $2 million related to an increase in our valuation allowance. For the twenty-six weeks ended August 1, 2009, our effective tax rate was impacted by a tax benefit of $41 million attributable to the reversal of deferred tax liabilities associated with the undistributed earnings of one of our non-U.S. subsidiaries, as it was management’s intention to reinvest those earnings indefinitely, and a tax benefit of $1 million related to state income taxes and changes to our liability for uncertain tax positions.

6. Segments

Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses “R” Us branded retail stores in 33 foreign countries and jurisdictions with operated stores in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, the United Kingdom and Japan, which as of April 15, 2010, we own 100% (see Note 9 entitled “Toys-Japan Share Acquisition” for further details). Domestic and International segments also include their respective internet operations. Segment operating earnings (loss) excludes corporate related charges and income. All intercompany transactions between segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Our percentages of Consolidated Net sales by product category for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 were as follows:

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Core Toy	13.0%	12.7%	12.8%	12.4%
Entertainment	9.7%	10.7%	10.2%	11.7%
Juvenile	40.9%	40.2%	41.9%	41.3%
Learning	16.8%	16.7%	16.6%	16.2%
Seasonal	18.6%	18.3%	17.4%	17.1%
Other (1)	1.0%	1.4%	1.1%	1.3%

Total	100%	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

A summary of operations by reportable segment is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales
Domestic	$1,600	$1,576	$3,271	$3,199
International	965	991	1,902	1,845

Total Net sales	$2,565	$2,567	$5,173	$5,044

Operating earnings (loss)
Domestic (1)	$57	$79	$133	$185
International (2)	39	17	37	(4)
Corporate and other charges (2)	(73)	(10)	(143)	(74)

Operating earnings	23	86	27	107
Interest expense	(120)	(117)	(245)	(211)
Interest income	1	2	3	4

Loss before income taxes	$(96)	$(29)	$(215)	$(100)

(1)

Includes a $16 million non-cash cumulative correction of prior period straight-line lease accounting for the thirteen and twenty-six weeks ended July 31, 2010 and includes a reserve for certain legal matters of $17 million for the twenty-six weeks ended July 31, 2010.

(2)

For the thirteen and twenty-six weeks ended August 1, 2009, Corporate and other charges includes a $51 million gain related to the settlement of litigation with Amazon.com. In addition, beginning in fiscal 2010, certain overhead costs related to payroll of approximately $4 million and $8 million for the thirteen and twenty-six weeks ended July 31, 2010, respectively, were previously recorded in our international segment and are now being recorded to our corporate division.

(In millions)	July 31, 2010	January 30, 2010	August 1, 2009
Merchandise inventories
Domestic	$1,455	$1,158	$1,299
International	854	652	865

Total Merchandise inventories	$2,309	$1,810	$2,164

7. Litigation and legal proceedings

On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third internet retailer filed a similar action and another consumer class action was commenced making similar allegations involving most of the same Defendants. On or about May 19, 2010, the parties in the consumer class actions referenced above reached a settlement in principle which provided that the Company will contribute $17 million to the overall settlement for which the Company recorded a reserve for the first quarter of fiscal year 2010 in SG&A within the Condensed Consolidated Statement of Operations. The parties expect to negotiate a written settlement agreement that will be subject to District Court approval. The Company intends to vigorously defend the internet retailer actions referenced above. Additionally, the Federal Trade Commission (“FTC”) notified us in April 2009 that it had opened an investigation related to the issues in those cases and to confirm our compliance with a 1998 FTC Final Order that prohibits the Company from, among other things, influencing its suppliers to limit sales of products to other retailers, including price club warehouses. We believe we have complied with the FTC Final Order and are cooperating with the FTC.

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

8. Related party transactions

Transactions with the Sponsors — We are owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, KKR., and Vornado Realty Trust (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the July 21, 2005 merger and recapitalization transaction. We recorded management and advisory fees expense of $5 million and $10 million for the thirteen and twenty-six weeks ended July 31, 2010, respectively. We recorded management and advisory fees expense of $4 million and $8 million for the thirteen and twenty-six weeks ended August 1, 2009, respectively.

From time to time the Sponsors or their affiliates may acquire debt or debt securities issued by us or our subsidiaries in open market transactions or through loan syndications. During the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, affiliates of Vornado Realty Trust and KKR, all of which are equity owners of the Company, held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $3 million and $9 million during the thirteen and twenty-six weeks ended July 31, 2010, respectively. The interest amounts paid on such debt and debt securities held by related parties were $2 million and $10 million during the thirteen and twenty-six weeks ended August 1, 2009, respectively. Refer to Note 2 entitled “Short-term borrowings and long-term debt” for further details.

Subsequent Events

In connection with the amendment and restatement of the secured revolving credit facility on August 10, 2010, we incurred approximately $19 million in advisory fees payable to the Sponsors pursuant to the terms of the advisory agreement.

Additionally, in conjunction with the offering of the Toys-Delaware Secured Notes and the amendment and restatement of the Secured Term Loan on August 24, 2010, we repaid our outstanding loan balance of approximately $66 million and $8 million to KKR under the Secured Term Loan and the Unsecured Credit Facility, respectively and we repaid our outstanding loan balance of approximately $27 million to Vornado Realty Trust under the Unsecured Credit Facility. We also incurred approximately $11 million in advisory fees payable to the Sponsors pursuant to the terms of the advisory agreement.

An investment fund advised by affiliates of KKR, purchased an aggregate of $5 million of the Toys-Delaware Secured Notes. In addition, KKR owned 6% of the New Secured Term Loan as of August 24, 2010.

9. Toys – Japan Share Acquisition

At January 30, 2010, we owned 31,226,284 shares or approximately 91% of Toys – Japan. At a special shareholders’ meeting of Toys – Japan on January 19, 2010, the shareholders approved (through various steps) an exchange of the remaining outstanding common stock of Toys – Japan (“Toys – Japan Common Stock”) for a new class of stock (“New Stock”) at an exchange ratio of 1 to 3,289,647. This exchange resulted in all noncontrolling public shareholders receiving a fractional share of New Stock. As Toys – Japan is not permitted to issue fractional shares, all shareholders entitled to fractional shares of New Stock are only entitled to cash in the amount of ¥587 for each share of Toys – Japan Common Stock held by such shareholder. The acquisition of the fractional shares was approved by the court on April 15, 2010, resulting in the purchase of approximately 9% of Toys – Japan and cash of approximately $21 million, of which $2 million is being held for payment to the fractional shareholders, as of July 31, 2010. Effective as of April 15, 2010, our wholly-owned subsidiaries, Toys “R” Us Japan Holdings, Inc. and TRU Japan Holdings 2, LLC, were the sole shareholders of Toys – Japan. Upon acquisition of the additional ownership interest, the remaining Noncontrolling interest of $30 million was eliminated, and the difference between the purchase price paid and the carrying value of the Noncontrolling interest acquired was recognized as a net increase in Toys “R” Us, Inc. stockholders’ equity, consisting of a $3 million increase in Additional paid-in capital and a $6 million reduction in Accumulated other comprehensive loss.

10. Dispositions

During the twenty-six weeks ended July 31, 2010, we sold idle properties for gross proceeds of $9 million resulting in a gain of $4 million.

11. Recent Accounting Pronouncements

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

Our Business

We generate sales, earnings and cash flows by retailing merchandise in our core toy, entertainment, juvenile, learning and seasonal product categories worldwide. Our reportable segments are: Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile product offerings in 49 states and Puerto Rico; and Toys “R” Us – International (“International”), which operates or licenses stores in 33 foreign countries and jurisdictions. As of July 31, 2010, there were 1,363 operated and 211 licensed “R” Us branded retail stores worldwide. Domestic and International segments also include their respective internet operations.

Financial Performance

As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen and twenty-six weeks ended July 31, 2010 compared to the thirteen and twenty-six weeks ended August 1, 2009:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	$2,565	$2,567	$5,173	$5,044
Gross margin as a percentage of Net sales	37.4%	37.0%	36.8%	36.5%
Selling, general and administrative expenses as a percentage of Net sales	33.3%	32.3%	33.1%	32.0%
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(14)	$27	$(69)	$(8)

Net sales for the thirteen weeks ended July 31, 2010 decreased by $2 million primarily due to decreased comparable store net sales at our International segment, partially offset by an increase in net sales from new locations at both of our segments, which include Toys “R” Us Holiday Express stores (“Pop-up stores”), and an increase in comparable store net sales at our Domestic segment. Net sales for the twenty-six weeks ended July 31, 2010 increased by $129 million primarily due to net sales from new stores at both of our segments, which include Pop-up stores, and increased comparable store net sales at our Domestic segment, partially offset by decreased comparable store net sales at our International segment. Foreign currency translation increased Net sales by approximately $2 million and $77 million for the thirteen and twenty-six weeks ended July 31, 2010, respectively.

Gross margin, as a percentage of Net sales, for the thirteen and twenty-six weeks ended July 31, 2010 increased primarily as a result of improvements in sales mix away from lower margin products.

Selling, general and administrative expenses (“SG&A”), as a percentage of Net sales, for the thirteen weeks ended July 31, 2010 increased primarily due to a non-cash cumulative correction of prior period straight-line lease accounting, an increase in store-level payroll expenses and an increase in rent expense. These increases were partially offset by a reduction in occupancy costs. SG&A, as a percentage of Net sales, for the twenty-six weeks ended July 31, 2010 increased primarily due to an increase in store-level payroll expenses, a reserve for certain legal matters, non-cash cumulative correction of prior period straight-line lease accounting and an increase in rent expense. Additionally, for the twenty-six weeks ended July 31, 2010, foreign currency translation increased SG&A by approximately $25 million.

Net loss attributable to Toys “R” Us, Inc. for the thirteen weeks ended July 31, 2010 increased primarily as a result of a prior year $51 million litigation settlement with Amazon.com (“Amazon”) and an increase in SG&A, partially offset by an increase in Income tax benefit. Net loss attributable to Toys “R” Us, Inc. for the twenty-six weeks ended July 31, 2010 increased primarily as a result of an increase in SG&A, a prior year $51 million litigation settlement with Amazon, and an increase in Interest expense, partially offset by an increase in Gross margin, and an increase in Income tax benefit.

Comparable Store Net Sales

We include, in computing comparable store net sales, stores that have been open for at least 56 weeks (1 year and 4 weeks) from their “soft” opening date. A soft opening is typically two weeks prior to the grand opening. Pop-up stores are temporary locations typically open for a duration of less than one year and therefore are excluded from our comparable store net sales computation.

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

Various factors affect comparable store net sales, including the number of stores we open, close, relocate or expand, the number of transactions, the average transaction amount, the general retail sales environment, current local and global economic conditions, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, the timing of the release of new merchandise and our promotional events, the success of marketing programs and the cannibalization of existing store net sales by new stores. Among other things, weather conditions can affect comparable store net sales because inclement weather may discourage travel or require temporary store closures, thereby reducing customer traffic. These factors have caused our comparable store net sales to fluctuate significantly in the past on a monthly, quarterly, and annual basis and, as a result, we expect that comparable store net sales will continue to fluctuate in the future.

The following table discloses our comparable store net sales for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009:

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010 vs . 2009	August 1, 2009 vs . 2008	July 31, 2010 vs . 2009	August 1, 2009 vs . 2008
Domestic	0.6%	(7.2)%	1.3%	(6.3)%
International	(3.2)%	(3.9)%	(2.4)%	(4.6)%

Percentage of Net Sales by Product Category

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Core Toy	13.0%	12.7%	12.8%	12.4%
Entertainment	9.7%	10.7%	10.2%	11.7%
Juvenile	40.9%	40.2%	41.9%	41.3%
Learning	16.8%	16.7%	16.6%	16.2%
Seasonal	18.6%	18.3%	17.4%	17.1%
Other (1)	1.0%	1.4%	1.1%	1.3%

Total	100%	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

Store Count by Segment

	Segment Store Count
	July 31, 2010	August 1, 2009	Change
Domestic (1)	848	848	-
International - Wholly-Owned (2)	515	510	5
International - Licensed	211	195	16

Total (3)	1,574	1,553	21

(1)

Store count as of July 31, 2010 includes 76 side-by-side (“SBS”), 26 R Superstores (“SSBS”), 14 Babies “R” Us Express (“BRU Express”) stores and 65 Juvenile Expansions. As of August 1, 2009, there were 62 SBS, 22 SSBS, 12 BRU Express stores and 63 Juvenile Expansions.

(2)	Store count as of July 31, 2010 includes 91 SBS and 2 BRU Express stores. As of August 1, 2009, there were 72 SBS and 2 BRU Express stores.
(3)

Pop-up stores are temporary locations typically open for a duration of less than one year and are not included in our overall store count. As of July 31, 2010, 145 Domestic and 6 International Pop-up stores were open. Certain Pop-up stores may remain in operation after the holiday season.

Net (Loss) Earnings Attributable to Toys “R” Us, Inc.

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 31, 2010	August 1, 2009	Change	July 31, 2010	August 1, 2009	Change
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(14)	$27	$(41)	$(69)	$(8)	$(61)

The increase in Net loss attributable to Toys “R” Us, Inc. for the thirteen weeks ended July 31, 2010 was primarily due to a decrease in Other income, net of $47 million resulting from a prior year $51 million litigation settlement with Amazon. Additionally contributing to the loss was an increase in SG&A of $27 million resulting primarily from a non-cash cumulative correction of prior period straight-line lease accounting, an increase in store-level payroll expenses and an increase in rent expense, partially offset by a reduction in occupancy costs. These increases were partially offset by an increase in Income tax benefit of $28 million.

The increase in Net loss attributable to Toys “R” Us, Inc. for the twenty-six weeks ended July 31, 2010 was primarily due to an increase in SG&A of $97 million resulting primarily from an increase in store-level payroll expenses, a reserve for certain legal matters, a non-cash cumulative correction of prior period straight-line lease accounting and an increase in rent expense. Additionally contributing to the increase was a decrease in Other income, net of $47 million resulting from a prior year $51 million litigation settlement with Amazon, and an increase in Interest expense of $34 million due to higher effective interest rates as a result of the prior year refinancings. These increases were partially offset by an increase in Gross margin of $62 million due to higher Net sales and gross margin rate, and an increase in Income tax benefit of $60 million.

Net Sales

	13 Weeks Ended
					Percentage of Total Net Sales
($ In millions)	July 31, 2010	August 1, 2009	$ Change	% Change	July 31, 2010	August 1, 2009
Domestic	$1,600	$1,576	$24	1.5%	62.4%	61.4%
International	965	991	(26)	(2.6)%	37.6%	38.6%

Total Net sales	$2,565	$2,567	$(2)	(0.1)%	100.0%	100.0%

For the thirteen weeks ended July 31, 2010, Net sales decreased by $2 million or 0.1%, to $2,565 million from $2,567 million for the same period last year. Net sales for the thirteen weeks ended July 31, 2010 included the impact of foreign currency translation which increased Net sales by approximately $2 million.

Excluding the impact of foreign currency translation, the decrease in Net sales for the thirteen weeks ended July 31, 2010 was primarily due to decreased comparable store net sales at our International segment, largely driven by a decrease in the number of transactions and lower average transaction amounts. Partially offsetting the decrease was an increase in net sales from new locations at both of our segments, which include Pop-up stores, and an increase in comparable store net sales at our Domestic segment primarily driven by an increase in net sales from our internet operations, stores that were recently converted or relocated to our SBS and SSBS store formats and an increase in the number of transactions.

	26 Weeks Ended
					Percentage of Total Net Sales
($ In millions)	July 31, 2010	August 1, 2009	$ Change	% Change	July 31, 2010	August 1, 2009
Domestic	$3,271	$3,199	$72	2.3%	63.2%	63.4%
International	1,902	1,845	57	3.1%	36.8%	36.6%

Total Net sales	$5,173	$5,044	$129	2.6%	100.0%	100.0%

For the twenty-six weeks ended July 31, 2010, Net sales increased by $129 million or 2.6%, to $5,173 million from $5,044 million for the same period last year. Net sales for the twenty-six weeks ended July 31, 2010 included the impact of foreign currency translation which increased Net sales by approximately $77 million.

Excluding the impact of foreign currency translation, the increase in Net sales for the twenty-six weeks ended July 31, 2010 was primarily due to net sales from new stores at both of our segments, which include Pop-up stores, and increased comparable store net sales at our Domestic segment, largely driven by an increase in net sales from our internet operations, an increase in the number of transactions and stores that were recently converted or relocated to our SBS and SSBS store formats. Partially offsetting these increases were decreased comparable store net sales at our International segment primarily driven by a decrease in the number of transactions and lower average transaction amounts.

Domestic

Net sales for the Domestic segment increased by $24 million or 1.5%, to $1,600 million for the thirteen weeks ended July 31, 2010, compared to $1,576 million for the same period last year. The increase in Net sales was primarily a result of an increase in net sales from new locations, which include Pop-up stores, and an increase in comparable store net sales of 0.6%.

The increase in comparable store net sales resulted primarily from an increase in our core toy and seasonal categories. The increase in our core toy category was primarily due to increased sales of collectibles. The increase in our seasonal category was primarily due to increased sales of outdoor products. Partially offsetting these increases was a decrease in our entertainment category which was driven by a slowdown in demand for video game systems, as well as fewer new software releases.

Net sales for the Domestic segment increased by $72 million or 2.3%, to $3,271 million for the twenty-six weeks ended July 31, 2010, compared to $3,199 million for the same period last year. The increase in Net sales was primarily a result of an increase in comparable store net sales of 1.3%, as well as an increase in net sales from new locations, which include Pop-up stores.

The increase in comparable store net sales resulted primarily from an increase in our juvenile and seasonal categories. The increase in our juvenile category was primarily due to increased sales of commodities. The increase in our seasonal category was primarily due to increased sales of outdoor products. Partially offsetting these increases was a decrease in our entertainment category which was driven by a slowdown in demand for video game systems, as well as fewer new software releases.

International

Net sales for the International segment decreased by $26 million or 2.6%, to $965 million for the thirteen weeks ended July 31, 2010, compared to $991 million for the same period last year. Excluding a $2 million increase in Net sales due to foreign currency translation, International Net sales decreased primarily as a result of a decrease in comparable store net sales of 3.2%. Partially offsetting the decrease was an increase in net sales from new locations, which include Pop-up stores.

The decrease in comparable store net sales resulted primarily from decreases in our entertainment and core toy categories. The decrease in our entertainment category was driven by a slowdown in demand for video game systems, as well as fewer new software releases. The decrease in our core toy category was primarily due to declines in sales of action figures. Partially offsetting these decreases was an increase in our juvenile category primarily as a result of strong sales of bulk juvenile and infant care products.

Net sales for the International segment increased by $57 million or 3.1%, to $1,902 million for the twenty-six weeks ended July 31, 2010, compared to $1,845 million for the same period last year. Excluding a $77 million increase in Net sales due to foreign currency translation, International Net sales decreased primarily as a result of a decrease in comparable store net sales of 2.4%. Partially offsetting the decrease was an increase in net sales from new locations, which include Pop-up stores.

The decrease in comparable store net sales resulted primarily from decreases in our entertainment and seasonal categories. The decrease in our entertainment category was driven by a slowdown in demand for video game systems, as well as fewer new software releases. The decrease in our seasonal category was primarily due to declines in sales of outdoor products. Partially offsetting these decreases were increases in our learning and juvenile categories. The learning category increased primarily as a result of strong sales of educational products, while the increase in the juvenile category was primarily driven by an increase in sales of commodities.

Cost of Sales and Gross Margin

We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.

The following costs are included in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	13 Weeks Ended
				Percentage of Net Sales

($ In millions)	July 31, 2010	August 1, 2009	$ Change	July 31, 2010	August 1, 2009	Change
Domestic	$584	$579	$5	36.5%	36.7%	(0.2)%
International	375	372	3	38.9%	37.5%	1.4%

Total Gross margin	$959	$951	$8	37.4%	37.0%	0.4%

Gross margin increased by $8 million to $959 million for the thirteen weeks ended July 31, 2010, compared to $951 million for the same period last year. Gross margin, as a percentage of Net sales, increased by 0.4 percentage points for the thirteen weeks ended July 31, 2010 compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by improvements in sales mix away from lower margin products. The increase in Gross margin was partially offset by a decrease of approximately $2 million related to foreign currency translation.

	26 Weeks Ended
				Percentage of Net Sales

($ In millions)	July 31, 2010	August 1, 2009	$ Change	July 31, 2010	August 1, 2009	Change
Domestic	$1,183	$1,160	$23	36.2%	36.3%	(0.1)%
International	720	681	39	37.9%	36.9%	1.0%

Total Gross margin	$1,903	$1,841	$62	36.8%	36.5%	0.3%

Gross margin increased by $62 million to $1,903 million for the twenty-six weeks ended July 31, 2010, compared to $1,841 million for the same period last year. Foreign currency translation accounted for approximately $26 million of the increase in Gross margin. Gross margin, as a percentage of Net sales, increased by 0.3 percentage points for the twenty-six weeks ended July 31, 2010 compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by improvements in sales mix away from lower margin products.

Domestic

Gross margin increased by $5 million to $584 million for the thirteen weeks ended July 31, 2010, compared to $579 million for the same period last year. Gross margin, as a percentage of Net sales, for the thirteen weeks ended July 31, 2010 decreased by 0.2 percentage points compared to the same period last year.

The decrease in Gross margin, as a percentage of Net sales, was primarily due to increased sales of lower margin promotional products. These decreases were partially offset by the continued improvements in sales mix away from lower margin products such as video game systems, increased sales of higher margin core toy and seasonal products and improved levels of profitability on existing products.

Gross margin increased by $23 million to $1,183 million for the twenty-six weeks ended July 31, 2010, compared to $1,160 million for the same period last year. Gross margin, as a percentage of Net sales, for the twenty-six weeks ended July 31, 2010 decreased by 0.1 percentage points compared to the same period last year.

The decrease in Gross margin, as a percentage of Net sales, was primarily due to increased sales of lower margin promotional products. These decreases were partially offset by the continued improvements in sales mix away from lower margin products such as video game systems, increased sales of higher margin seasonal products and improved levels of profitability on existing products.

International

Gross margin increased by $3 million to $375 million for the thirteen weeks ended July 31, 2010, compared to $372 million for the same period last year. Gross margin, as a percentage of Net sales, for the thirteen weeks ended July 31, 2010 increased by 1.4 percentage points compared to the same period last year. The increase in Gross margin was partially offset by a decrease of approximately $2 million related to foreign currency translation.

The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix away from lower margin products such as video game systems, and increased sales of higher margin seasonal products. Partially offsetting the increase was decreased sales of higher margin learning products.

Gross margin increased by $39 million to $720 million for the twenty-six weeks ended July 31, 2010, compared to $681 million for the same period last year. Foreign currency translation accounted for approximately $26 million of the increase. Gross margin, as a percentage of Net sales, for the twenty-six weeks ended July 31, 2010 increased by 1.0 percentage point compared to the same period last year.

The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix toward sales of higher margin core toy and seasonal products, as well as decreased sales of lower margin products such as video game systems.

Selling, General and Administrative Expenses

The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses,

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to moving merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales

($ In millions)	July 31, 2010	August 1, 2009	$ Change	July 31, 2010	August 1, 2009	Change
Toys “R” Us - Consolidated	$855	$828	$27	33.3%	32.3%	1.0%

SG&A increased by $27 million to $855 million for the thirteen weeks ended July 31, 2010, compared to $828 million for the same period last year. As a percentage of Net sales, SG&A increased by 1.0 percentage point. Foreign currency translation accounted for approximately a $1 million decrease in SG&A.

Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to a $16 million non-cash cumulative correction of prior period straight-line lease accounting, an increase in store-level payroll expenses of $13 million primarily to support sales at existing and new locations and an increase in rent expense of $5 million related to new locations which include the Company’s expanded fiscal 2010 Pop-up store presence. These increases were partially offset by a reduction in occupancy costs as a result of our cost-saving initiatives.

	26 Weeks Ended
				Percentage of Net Sales

($ In millions)	July 31, 2010	August 1, 2009	$ Change	July 31, 2010	August 1, 2009	Change
Toys “R” Us - Consolidated	$1,713	$1,616	$97	33.1%	32.0%	1.1%

SG&A increased by $97 million to $1,713 million for the twenty-six weeks ended July 31, 2010, compared to $1,616 million for the same period last year. As a percentage of Net sales, SG&A increased by 1.1 percentage points. Foreign currency translation accounted for approximately $25 million of the increase in SG&A.

Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to an increase in store-level payroll expenses of $30 million primarily to support sales at existing and new locations, a reserve for certain legal matters of $17 million and a $16 million non-cash cumulative correction of prior period straight-line lease accounting. Additionally, contributing to the increase was an increase in rent expense of $9 million related to new locations which include the Company’s expanded fiscal 2010 Pop-up store presence.

Depreciation and Amortization

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 31, 2010	August 1, 2009	Change	July 31, 2010	August 1, 2009	Change
Toys “R” Us - Consolidated	$98	$101	$(3)	$192	$194	$(2)

Depreciation and amortization decreased by $3 million to $98 million for the thirteen weeks ended July 31, 2010, compared to $101 million for the same period last year.

Depreciation and amortization decreased by $2 million to $192 million for the twenty-six weeks ended July 31, 2010, compared to $194 million for the same period last year. Foreign currency translation increased depreciation and amortization by approximately $2 million.

Other Income, Net

Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	net gains on sales of properties;

•	foreign exchange gains and losses;

•	impairment losses on long-lived assets;

•	gain on litigation settlement; and

•	other operating income and expenses.

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 31, 2010	August 1, 2009	Change	July 31, 2010	August 1, 2009	Change
Toys “R” Us - Consolidated	$17	$64	$(47)	$29	$76	$(47)

Other income, net decreased by $47 million for the thirteen and twenty-six weeks ended July 31, 2010, respectively, compared to the same period last year. The decrease was primarily the result of a $51 million gain from a litigation settlement with Amazon recognized in the second quarter of fiscal 2009.

Interest Expense

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 31, 2010	August 1, 2009	Change	July 31, 2010	August 1, 2009	Change
Toys “R” Us - Consolidated	$120	$117	$3	$245	$211	$34

Interest expense increased by $3 million to $120 million for the thirteen weeks ended July 31, 2010, compared to $117 million for the same period last year. The increase was primarily due to a net increase of $25 million related to higher effective interest rates on our debt partially offset by a reduction in average debt balances in each case due to the prior year refinancings. Additionally, the increase was partially offset by a reduction of $15 million in charges related to the changes in the fair value of our derivative instruments which do not qualify for hedge accounting and a $6 million decrease in deferred financing charges as a result of the repayment of our $1.3 billion unsecured credit agreement on July 9, 2009.

Interest expense increased by $34 million to $245 million for the twenty-six weeks ended July 31, 2010, compared to $211 million for the same period last year. The increase was primarily due to a net increase of $59 million related to higher effective interest rates on our debt partially offset by a reduction in average debt balances in each case due to the prior year refinancings. Additionally, the increase was partially offset by a reduction of $21 million in charges related to the changes in the fair value of our derivative instruments which do not qualify for hedge accounting.

Interest expense will increase in the future primarily due to the issuance of the $350 million of 7.375% of senior secured notes due 2016 (“Toys-Delaware Secured Notes”) and the amendment and restatement of the secured term loan facility (as amended and restated, the “New Secured Term Loan”), which is in aggregate principal amount of $700 million, on August 24, 2010. These increases will be partially offset by a decrease in interest expense as a result of the amendment and restatement of the secured revolving credit facility on August 10, 2010. Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details.

Interest Income

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 31, 2010	August 1, 2009	Change	July 31, 2010	August 1, 2009	Change
Toys “R” Us - Consolidated	$1	$2	$(1)	$3	$4	$(1)

Interest income decreased by $1 million for the thirteen and twenty-six weeks ended July 31, 2010, respectively, compared to the same period last year primarily due to lower effective interest rates.

Income Tax Benefit

The following table summarizes our income tax benefit and effective tax rates for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Loss before income taxes	$(96)	$(29)	$(215)	$(100)
Income tax benefit	82	54	145	85
Effective tax rate	(85.4)%	(186.2)%	(67.4)%	(85.0)%

The effective tax rates for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 45.9% for the twenty-six weeks ended July 31, 2010 compared to 45.1% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to a decrease in taxable permanent adjustments, a decrease in state tax expense, and a change in the mix of earnings between jurisdictions.

For the thirteen weeks ended July 31, 2010, our effective tax rate was impacted by tax benefits of $36 million resulting from changes to our liability for uncertain tax positions and a $1 million adjustment to current taxes payable. For the thirteen weeks ended August 1, 2009, our effective tax rate was impacted by a tax benefit of $41 million attributable to the reversal of deferred tax liabilities associated with the undistributed earnings of one of our non-U.S. subsidiaries, as it was management’s intention to reinvest those earnings indefinitely. This benefit was partially offset by tax expense of $1 million related to changes to our liability for uncertain tax positions.

For the twenty-six weeks ended July 31, 2010, our effective tax rate was impacted by tax benefits of $38 million related to the changes to our liability for uncertain tax positions, $4 million related to state income taxes, $3 million related to adjustments to deferred taxes, and $3 million related to adjustments to current taxes payable. These tax benefits were partially offset by a tax expense of $2 million related to an increase in our valuation allowance. For the twenty-six weeks ended August 1, 2009, our effective tax rate was impacted by a tax benefit of $41 million attributable to the reversal of deferred tax liabilities associated with the undistributed earnings of one of our non-U.S. subsidiaries, as it was management’s intention to reinvest those earnings indefinitely, and a tax benefit of $1 million related to state income taxes and changes to our liability for uncertain tax positions.

Liquidity and Capital Resources

Overview

As of July 31, 2010, we were in compliance with all of our covenants related to our outstanding debt. At July 31, 2010, under our secured revolving credit facility, we had $53 million of outstanding borrowings, a total of $89 million of outstanding letters of credit and excess availability of $1,070 million. This amount is also subject to a minimum availability covenant, which was $152 million at July 31, 2010, with remaining availability of $918 million in excess of the covenant.

On August 10, 2010, Toys“R”Us-Delaware, Inc. (“Toys-Delaware”), a direct wholly-owned subsidiary, and certain of its subsidiaries amended and restated the credit agreement for its secured revolving credit facility (“ABL Facility”) in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility (which, prior to the amendment and restatement, provided for $1,631 million in commitments maturing on May 21, 2012) as amended provides for $1,850 million of revolving commitments maturing on August 10, 2015 which could increase by $650 million, subject to certain conditions. Borrowings under this credit facility are secured by tangible and intangible assets of Toys-Delaware and certain of its subsidiaries, subject to specific exclusions stated in the credit agreement. Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory and eligible credit card receivables and certain real estate less any applicable availability reserves.

Toys-Japan has a credit agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($232 million at July 31, 2010), and expires on March 30, 2011. At July 31, 2010, we had outstanding borrowings of $128 million under Tranche 1, which are included in Current portion of long-term debt on our Condensed Consolidated Balance Sheets, with $104 million of remaining availability. On February 26, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Additionally, on March 29, 2010, Toys-Japan modified Tranche 2 to include an additional lender. As a result, Tranche 2 is now available in amounts of up to ¥14 billion ($162 million at July 31, 2010), expiring on March 28, 2011. At July 31, 2010, we had no outstanding Short-term debt under Tranche 2 with $162 million of availability.

Additionally, certain of our foreign subsidiaries currently have a European and Australian secured revolving credit facility (“European ABL”), which provides for a three-year £124 million ($195 million at July 31, 2010) secured revolving credit facility and which expires on October 15, 2012. At July 31, 2010, we had no outstanding borrowings and $136 million of availability under the European ABL.

We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. Currently we have funds available to finance our operations under our ABL Facility through August 2015, our European ABL through October 2012 and our Toys—Japan unsecured credit lines through March 2011. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy, failure, collapse or sale. If our cash flow and capital resources do not provide the necessary liquidity, such an event could have a significant negative effect on our results of operations.

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

Although we believe that cash generated from operations, along with our existing cash, revolving credit facilities and credit lines will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next 12 months, any world-wide financial market disruption could have a negative impact on our available resources in the future. We believe that we have the ability to repay or refinance our current outstanding borrowings maturing within the next 12 months.

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

	26 Weeks Ended
(In millions)	July 31, 2010	August 1, 2009
Conversion projects (1)	$53	$21
Information technology	26	19
Other store-related projects (2)	16	25
Distributions centers	12	13
New stores (3)	10	15

Total capital expenditures	$117	$93

(1)	Includes SBS conversions and other remodels pursuant to our juvenile integration strategy.
(2)	Includes other store-related projects (other than conversion projects) such as store updates and expenses incurred in connection with the maintenance of our stores.
(3)	Includes SSBS conversions.

Cash Flows

	26 Weeks Ended
(In millions)	July 31, 2010	August 1, 2009	$ Change
Net cash used in operating activities	$(963)	$(493)	$(470)
Net cash (used in) provided by investing activities	(104)	17	(121)
Net cash provided by (used in) financing activities	134	(173)	307
Effect of exchange rate changes on cash and cash equivalents	(17)	15	(32)

Net decrease during period in cash and cash equivalents	$(950)	$(634)	$(316)

Cash Flows Used In Operating Activities

During the twenty-six weeks ended July 31, 2010, net cash used in operating activities was $963 million compared to $493 million for the twenty-six weeks ended August 1, 2009. The $470 million increase in cash used in operating activities was primarily the result of increased purchases of merchandise inventories primarily related to the addition of new locations which include the Company’s expanded fiscal 2010 Pop-up store presence, increased payments on accounts payable due to the timing of vendor payments, an increase in interest payments as compared to the prior year period and a cash settlement received as a result of a prior year litigation settlement.

Cash Flows (Used In) Provided by Investing Activities

During the twenty-six weeks ended July 31, 2010, net cash used in investing activities was $104 million compared to net cash provided by investing activities of $17 million for the twenty-six weeks ended August 1, 2009. The increase in net cash used in investing activities was primarily the result of a decrease of $105 million attributed to the change in restricted cash and an increase in capital expenditures of $24 million. These increases were partially offset by $11 million paid to acquire e-commerce websites and other business assets in the prior year period.

Cash Flows Provided by (Used In) Financing Activities

During the twenty-six weeks ended July 31, 2010, net cash provided by financing activities was $134 million compared to net cash used in financing activities of $173 million for the twenty-six weeks ended August 1, 2009. The increase in net cash provided by financing activities was primarily due to the prior period repayment of $1.3 billion of our unsecured credit agreement on July 9, 2009 and a decrease of $69 million in debt issuance costs. These increases were partially offset by the proceeds received in the prior year period of $925 million from the offering of senior unsecured 10.75% notes on July 9, 2009 and a reduction in borrowings of $109 million on our Toys-Japan credit lines and Toys-Japan short-term bank loans as compared to the prior year period.

Debt

Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt and any of the transactions described below.

During the twenty-six weeks ended July 31, 2010, we made the following significant changes to our debt structure:

On February 26, 2010, Toys—Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Additionally, on March 29, 2010, Toys—Japan modified Tranche 2 to include an additional lender. As a result, Tranche 2 is now available in amounts of up to ¥14 billion ($162 million at July 31, 2010), expiring on March 28, 2011.

On July 8, 2010, pursuant to a registration rights agreement that TRU Propco I entered into in connection with the July 2009 offering of the 10.75% Senior Notes (“Notes”), due fiscal 2017, TRU Propco I completed a registered exchange offer with respect to the Notes.

Subsequent Events

On August 4, 2010, pursuant to a registration rights agreement that TRU Propco II entered into in connection with the November 2009 offering of the 8.50% Senior Secured Notes (“Propco II Notes”), due fiscal 2017, TRU Propco II filed a registration statement under the Securities Act of 1933 for an exchange offer for the Propco II Notes. As of the date of this filing, this registration statement had not been declared effective.

On August 10, 2010, Toys-Delaware, a direct wholly-owned subsidiary, and certain of its subsidiaries amended and restated the credit agreement for its ABL Facility in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility (which, prior to the amendment and restatement, provided for $1,631 million in commitments maturing on May 21, 2012) as amended provides for $1,850 million of revolving commitments maturing on August 10, 2015, which could increase by $650 million, subject to certain conditions.

On August 24, 2010, Toys-Delaware completed the offering of the Toys-Delaware Secured Notes. Additionally, concurrent with the offering of the Toys-Delaware Secured Notes, Toys-Delaware amended and restated the secured term loan facility (the “Secured Term Loan”) to extend the maturity date of this loan facility and amend certain other provisions (as amended and restated, the “New Secured Term Loan”). The New Secured Term Loan is in an aggregate principal amount of $700 million. The Toys-Delaware Secured Notes were issued at par, while the New Secured Term Loan was issued at a discount of $11 million which resulted in the receipt of gross proceeds of $1,039 million. The gross proceeds were used to repay our outstanding loan balance of $800 million under the Secured Term Loan and $181 million under the unsecured credit facility. In addition, the gross proceeds were used to pay transaction fees of approximately $24 million, including fees payable to the Sponsors pursuant to their advisory agreement and prepayment penalty fees of $2 million under the unsecured credit facility. In connection with the offering and the New Secured Term Loan, Toys-Delaware also retained $28 million of cash for general corporate purposes. See Note 2 to the Condensed Consolidated Financial Statement entitled “Short-term borrowings and long-term debt” for further details.

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

Subsequent to the second quarter of fiscal 2010, there was a significant change in our contractual obligations and commitments related to Long-term debt and related interest as a result of the amendment and restatement of the ABL Facility on August 10, 2010, the offering of the Toys-Delaware Secured Notes and the amendment and restatement of the Secured Term Loan on August 24, 2010 referred to above. See Note 2 to the Condensed Consolidated Financial Statement entitled “Short-term borrowings and long-term debt” for further details.

Critical Accounting Policies

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Consolidated Financial Statements. Refer to the critical accounting policy described below and the Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for a discussion of critical accounting policies.

Stock-Based Compensation

The fair value of the common stock shares utilized in valuing stock-based payment awards is determined by the Executive Committee based on management’s recommendations. We engage an independent valuation specialist to assist management and the Executive Committee in determining the fair value of our common stock for these purposes. Management and the Executive Committee rely on the valuations provided by the independent valuation specialist as well as their review of the Company’s historical financial results, business milestones, financial forecast and business outlook as of each award date.

The fair value of common stock shares is based on total enterprise value ranges and the total equity value ranges estimated on a non-marketable and minority basis utilizing both the income approach and the market approach guidelines. A range of the two methods is utilized to determine the fair value of the ordinary shares. The income approach is a valuation technique that provides an estimation of the fair value of a business based upon the cash flows that it can be expected to generate over time. The market approach is a valuation technique that provides an estimation of fair value based on market prices of publicly traded companies and the relationship to financial results. The income and market approaches are given equal weight when developing our fair value range.

The income approach utilized begins with an estimation of the annual cash flows that a business is expected to generate over a discrete projection period. The estimated cash flows for each of the years in the period are then converted to their present value equivalent using a discount rate considered appropriate given the risk of achieving the projected cash flows. The present value of the estimated cash flows are then added to the present value equivalent of the terminal value of the business at the end of the projection period to arrive at an estimate of fair value. Such an approach necessarily relies on estimations of future cash flows that are inherently uncertain, as well as a determination of an appropriate discount rate in order to derive present value equivalents of both the projected cash flows and the terminal value of the business at the end of the period. The use of different estimations of future cash flows or a different discount rate could result in a different indication of fair value.

The market approach utilizes in part a comparison to publicly traded companies deemed to be in similar lines of business. Such companies were then analyzed to determine which were most comparable based on various factors, including industry similarity, financial risk, company size, geographic diversification, growth opportunities, similarity of reaction to macroeconomic factors, profitability, financial data availability and active trading volume. Seven companies were included as comparable companies in the market comparable approach. Alternate determinations of which publicly traded entities constituted comparable companies could result in a different indication of fair value.

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

Refer to Note 11 to our Condensed Consolidated Financial Statements entitled “Recent Accounting Pronouncements” for a discussion of accounting standards which we have not yet been required to implement and may be applicable to our future operations, and their impact on our Condensed Consolidated Financial Statements.

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

These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry and changes in our product distribution mix and distribution channels, seasonality of our business, changes in consumer preferences and consumer spending patterns, product safety issues including product recalls, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, changes in laws that impact our business, changes in employment legislation, our dependence on key vendors for our merchandise, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, political and other developments associated with our international operations, existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on March 24, 2010 and Item 1A entitled “Risk Factors” of our Quarterly Report on Form 10-Q, filed on May 7, 2010, as well as our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by SEC rules and regulations. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the twenty-six weeks ended July 31, 2010. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third internet retailer filed a similar action and another consumer class action was commenced making similar allegations involving most of the same Defendants. On or about May 19, 2010, the parties in the consumer class actions referenced above reached a settlement in principle which provided that the Company will contribute $17 million to the overall settlement for which the Company recorded a reserve for the first quarter of fiscal year 2010. The parties expect to negotiate a written settlement agreement that will be subject to District Court approval. The Company intends to vigorously defend the internet retailer actions referenced above. Additionally, the Federal Trade Commission (“FTC”) notified us in April 2009 that it had opened an investigation related to the issues in those cases and to confirm our compliance with a 1998 FTC Final Order that prohibits the Company from, among other things, influencing its suppliers to limit sales of products to other retailers, including price club warehouses. We believe we have complied with the FTC Final Order and are cooperating with the FTC.

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

As of the date of this report, there have been no material changes to the information related to Item 1A entitled “Risk Factors” disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010, and Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

TOYS “R” US, INC.
(Registrant)

Date: September 10, 2010	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Registrant, dated June 10, 2008 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

4.1	Indenture for the 7.375% Senior Secured Notes due 2016, dated August 24, 2010 (the “Toys-Delaware Secured Notes”), amongst Toys “R” Us-Delaware, Inc., the Guarantors named therein and the Bank of New York Mellon, as Trustee.

4.2	Form of the Toys-Delaware Secured Notes (included in Exhibit 4.1)

4.3	Security Agreement, dated August 24, 2010, amongst Toys “R” Us-Delaware, Inc., the Guarantors named therein and the Bank of New York Mellon, as Collateral Agent.

4.4	First Lien Intercreditor Agreement, dated August 24, 2010, amongst Toys “R” Us-Delaware, Inc., the Guarantors named therein, Bank of America, N.A., as Term Loan Collateral Agent and the Bank of New York Mellon, as Notes Collateral Agent.

4.5	Amended and Restated Intercreditor Agreement, dated August 24, 2010, amongst Toys “R” Us-Delaware, Inc., the Guarantors named therein, Bank of America, N.A., as ABL Agent, Bank of America, N.A., as Term Agent, and the Bank of New York Mellon, as Notes Agent.

10.1	Second Amended and Restated Credit Agreement (including forms of schedules and exhibits), dated as of August 10, 2010, by and between, among others, Toys-Delaware, as Lead Borrower, Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee, as Canadian Borrower, certain other subsidiaries of Toys-Delaware, as facility guarantors, Bank of America, N.A., as Administrative Agent, Canadian Agent and Co-Collateral Agent, Wells Fargo Retail Finance, LLC, as Co-Collateral Agent, and the lenders party thereto.

10.2	Amended and Restated Credit Agreement (including forms of schedules and exhibits) dated as of August 24, 2010, by and among Toys “R” Us-Delaware, Inc., as the Borrower, Bank of America, N.A., as administrative agent for the lenders, Goldman Sachs Credit Partners, L.P. and JPMorgan Chase Bank, N.A., as Syndication Agents, Bank of America, N.A., as Collateral Agent for the Lenders, Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as Documentation Agents, Banc of America Securities LLC (“BAS”), J.P. Morgan Securities Inc. and Goldman Sachs Lending Partners LLC, as Joint Lead Arrangers and BAS, J.P. Morgan Securities Inc., Wells Fargo Securities, LLC, Goldman Sachs Lending Partners LLC, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Joint Bookrunning Managers.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.