Form 10-Q
period 2010-10-30
TOYS R US INC
filed 2010-12-10
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

As of December 10, 2010 there were outstanding 48,958,133 shares of common stock of Toys “R” Us, Inc.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	October 30, 2010	January 30, 2010	October 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$272	$1,126	$222
Accounts and other receivables	219	202	213
Merchandise inventories	3,425	1,810	3,147
Income taxes receivable	266	-	189
Current deferred tax assets	97	102	81
Prepaid expenses and other current assets	184	144	167

Total current assets	4,463	3,384	4,019
Property and equipment, net	4,084	4,084	4,163
Goodwill, net	385	382	380
Deferred tax assets	162	181	202
Restricted cash	23	44	73
Other assets	524	502	505

	$9,641	$8,577	$9,342

LIABILITIES AND (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$2,169	$1,680	$2,022
Accrued expenses and other current liabilities	819	851	740
Income taxes payable	29	72	19
Current portion of long-term debt	550	162	119

Total current liabilities	3,567	2,765	2,900
Long-term debt	5,409	5,034	5,879
Deferred tax liabilities	94	63	55
Deferred rent liabilities	305	275	273
Other non-current liabilities	269	323	377
Toys “R” Us, Inc. stockholders’ (deficit) equity	(3)	85	(254)
Noncontrolling interest	-	32	112

Total (deficit) equity	(3)	117	(142)

	$9,641	$8,577	$9,342

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions, except share data)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	$2,719	$2,667	$7,892	$7,711
Cost of sales	1,732	1,717	5,002	4,920

Gross margin	987	950	2,890	2,791

Selling, general and administrative expenses	957	892	2,670	2,508
Depreciation and amortization	93	85	285	279
Other income, net	(1)	(18)	(30)	(94)

Total operating expenses	1,049	959	2,925	2,693

Operating (loss) earnings	(62)	(9)	(35)	98
Interest expense	(158)	(113)	(403)	(324)
Interest income	2	1	5	5

Loss before income taxes	(218)	(121)	(433)	(221)
Income tax benefit	125	52	270	137

Net loss	(93)	(69)	(163)	(84)
Less: Net loss attributable to noncontrolling interest	-	2	1	9

Net loss attributable to Toys “R” Us, Inc.	$(93)	$(67)	$(162)	$(75)

Loss per common share attributable to Toys “R” Us, Inc.:
Basic (Note 1)	$(1.90)	$(1.37)	$(3.31)	$(1.53)
Diluted (Note 1)	(1.90)	(1.37)	(3.31)	(1.53)

Weighted average shares used in computing per share amounts:
Basic (Note 1)	48,928,139	48,981,623	48,935,524	48,965,867
Diluted (Note 1)	48,928,139	48,981,623	48,935,524	48,965,867

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
(In millions)	October 30, 2010	October 31, 2009
Cash Flows from Operating Activities:
Net loss	$(163)	$(84)
Adjustments to reconcile Net loss to net cash used in operating activities:
Depreciation and amortization	285	279
Amortization and write-off of debt issuance costs	61	40
Deferred income taxes	55	24
Other	31	3
Changes in operating assets and liabilities:
Accounts and other receivables	(10)	29
Merchandise inventories	(1,563)	(1,274)
Prepaid expenses and other operating assets	(16)	(25)
Accounts payable, accrued expenses and other liabilities	334	405
Income taxes payable and receivable	(258)	(202)

Net cash used in operating activities	(1,244)	(805)

Cash Flows from Investing Activities:
Capital expenditures	(231)	(145)
Decrease in restricted cash	21	122
Proceeds from sales of fixed assets	9	19
Purchase of marketable debt securities	(9)	-
Acquisitions	-	(13)

Net cash used in investing activities	(210)	(17)

Cash Flows from Financing Activities:
Long-term debt borrowings	2,559	2,807
Short-term debt borrowings	-	61
Long-term debt repayments	(1,853)	(2,488)
Short-term debt repayments	-	(63)
Capitalized debt issuance costs	(72)	(80)
Purchase of Toys-Japan shares	(19)	-
Other	(7)	(1)

Net cash provided by financing activities	608	236

Effect of exchange rate changes on cash and cash equivalents	(8)	25

Cash and cash equivalents:
Net decrease during period	(854)	(561)
Cash and cash equivalents at beginning of period	1,126	783

Cash and cash equivalents at end of period	$272	$222

Non-cash financing activities
Non-cash purchase of Toys-Japan shares	$2	$-

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

(In millions)	Toys “R” Us, Inc. Stockholders						Noncontrolling Interest	Total (Deficit) Equity
	Common Stock (1)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Accumulated (Deficit) Equity	Toys “R” Us, Inc. Stockholders’ (Deficit) Equity
	Issued Shares	Treasury Amount
Balance, January 31, 2009	49	$-	$19	$(93)	$(200)	$(274)	$122	$(152)
Net loss	-	-	-	-	(75)	(75)	(9)	(84)
Unrealized gain on hedged transactions, net of tax	-	-	-	8	-	8	-	8
Foreign currency translation adjustments, net of tax	-	-	-	84	-	84	(1)	83

Total comprehensive income (loss)						17	(10)	7
Stock compensation expense	-	-	4	-	-	4	-	4
Repurchase of common stock	-	(8)	-	-	-	(8)	-	(8)
Issuance of common stock	-	1	6	-	-	7	-	7

Balance, October 31, 2009	49	$(7)	$29	$(1)	$(275)	$(254)	$112	$(142)

Balance, January 30, 2010	49	$(7)	$25	$(45)	$112	$85	$32	$117
Net loss	-	-	-	-	(162)	(162)	(1)	(163)
Unrealized gain on hedged transactions, net of tax	-	-	-	13	-	13	-	13
Foreign currency translation adjustments, net of tax	-	-	-	57	-	57	(1)	56

Total comprehensive loss						(92)	(2)	(94)
Acquisition of approximately 9% of Toys - Japan shares	-	-	3	6	-	9	(30)	(21)
Stock compensation expense	-	-	2	-	-	2	-	2
Repurchase of common stock	-	(14)	-	-	-	(14)	-	(14)
Issuance of common stock	-	9	(2)	-	-	7	-	7

Balance, October 30, 2010	49	$(12)	$28	$31	$(50)	$(3)	$-	$(3)

(1) For all periods presented, the amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of October 30, 2010, January 30, 2010, and October 31, 2009, the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Consolidated Balance Sheet at January 30, 2010, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The results of operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 are not necessarily indicative of operating results for the full year.

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

In accordance with ASU 2009-17, we reassessed our lending vehicles, including our loan from Vanwall Finance PLC and concluded that we were not the primary beneficiary of that VIE. Accordingly, the adoption of this standard did not have an impact on the Condensed Consolidated Financial Statements.

Reclassifications of Previously Issued Financial Statements

We have reclassified $124 million from Accrued expenses and other current liabilities to Accounts payable on our Condensed Consolidated Balance Sheet at October 31, 2009. This reclassification was made to reflect non-merchandise accounts payable within Accounts payable. This change had no effect on our previously reported Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Stockholders’ (Deficit) Equity.

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

Gift Card Breakage Enacted Legislation

In the second quarter of fiscal 2010, the State of New Jersey enacted a law that required us to turn over to the State of New Jersey unused balances of gift cards purchased in New Jersey on which there had been no activity for a two year period. At July 31, 2010, we estimated that our potential exposure related to previously recognized breakage income was not material to our financial statements. In November 2010, the United States District Court for the District of New Jersey preliminarily enjoined the State of New Jersey from enforcing this section of the law.

Acquisition of Debt Securities

On July 14, 2010, we acquired from an unaffiliated party $17 million face value debt securities of Vanwall Finance PLC for approximately $9 million. This debt matures on April 7, 2013. These debt securities are included in Other assets within the Condensed Consolidated Balance Sheets and are classified as held-to-maturity debt and are reported at amortized cost.

Loss per share

Loss per share is computed as follows (in millions, except for share data):

	13 Weeks Ended
	October 30, 2010			October 31, 2009
	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount

Basic loss per share	$(93)	48,928,139	$(1.90)	$(67)	48,981,623	$(1.37)
Effect of dilutive share-based awards	-	-	-	-	-	-

Dilutive loss per share	$(93)	48,928,139	$(1.90)	$(67)	48,981,623	$(1.37)

	39 Weeks Ended
	October 30, 2010			October 31, 2009
	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount

Basic loss per share	$(162)	48,935,524	$(3.31)	$(75)	48,965,867	$(1.53)
Effect of dilutive share-based awards	-	-	-	-	-	-

Dilutive loss per share	$(162)	48,935,524	$(3.31)	$(75)	48,965,867	$(1.53)

Basic loss per share was computed by dividing Net loss attributable to Toys “R” Us, Inc. by the weighted average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009. Diluted loss per share was determined based on the dilutive effect of share-based awards using the treasury stock method.

For the thirteen weeks ended October 30, 2010 and October 31, 2009, the effect of dilutive stock-based awards would have been approximately 1.2 million and 0.2 million shares, respectively. For the thirty-nine weeks ended October 30, 2010 and October 31, 2009, the effect of dilutive stock-based awards would have been approximately 1.0 million and 0.4 million shares, respectively. As the Company incurred a Net loss for the thirteen and thirty-nine week periods presented, these incremental shares have been excluded from the computation of diluted loss per share as the effect of their inclusion would be anti-dilutive.

2. Long-term debt

A summary of the Company’s consolidated Long-term debt as of October 30, 2010, January 30, 2010 and October 31, 2009 is outlined in the table below:

(In millions)	October 30, 2010	January 30, 2010	October 31, 2009
Secured real estate loan, due August 9, 2010	$-	$-	$800
7.625% notes, due fiscal 2011 (1)	504	507	509
Toys-Japan 1.20%-2.85% loans due fiscals 2012-2015 (2)	180	172	172
Secured term loan facility, due fiscal 2012 (3)(4)	-	798	798
Unsecured credit facility, due fiscal 2012 (3)(4)	-	180	180
French real estate credit facility, due fiscal 2012	86	86	92
Spanish real estate credit facility, due fiscal 2012	180	180	191
European and Australian asset-based revolving credit facility, expires fiscal 2012	26	-	103
U.K. real estate senior credit facility, due fiscal 2013	562	562	579
U.K. real estate junior credit facility, due fiscal 2013	98	99	102
7.875% senior notes, due fiscal 2013 (1)	396	395	394
Toys-Japan committed credit line due fiscal 2013 (5)	141	-	169
Secured revolving credit facility, expires fiscal 2015 (3)(6)	520	-	419
Secured term loan facility, due fiscal 2016 (3)(4)	689	-	-
7.375% senior secured notes, due fiscal 2016 (3)(4)	350	-	-
10.750% senior notes, due fiscal 2017 (7)	928	926	926
8.500% senior secured notes, due fiscal 2017 (8)	716	715	-
7.375% senior notes, due fiscal 2018 (1)	406	406	406
8.750% debentures, due fiscal 2021 (9)	22	22	22
Finance obligations associated with capital projects	113	101	91
Capital lease obligations	42	47	45

	5,959	5,196	5,998
Less current portion (10)	550	162	119

Total Long-term debt	$5,409	$5,034	$5,879

(1)	Represents obligations of Toys “R” Us, Inc. legal entity.
(2)

On September 30, 2010, Toys “R” Us-Japan, Ltd. (“Toys-Japan”) entered into an agreement to refinance, at maturity, three of its seven outstanding bank loans, which extended their maturity date from January 2011 to January 2016.

(3)	Represents obligations of Toys “R” Us-Delaware, Inc. (“Toys–Delaware”).
(4)

On August 24, 2010, Toys-Delaware repaid the outstanding loan balances, plus accrued interest and fees under the secured term loan facility (the “Secured Term Loan”) and unsecured credit facility (the “Unsecured Credit Facility”) in conjunction with the offering of $350 million aggregate principal amount of 7.375% senior secured notes due fiscal 2016 (“Toys-Delaware Secured Notes”) and the amendment and restatement of the Secured Term Loan, which among other things, provided for a term loan of $700 million and extended the maturity to fiscal 2016. Pursuant to the terms of the amended and restated Secured Term Loan Toys-Delaware is required to make quarterly principal payments equal to 0.25% (approximately $7 million per year) of the original principal amount of the loan. As such, this amount has been classified as Current portion of long-term debt on our Condensed Consolidated Balance Sheet as of October 30, 2010.

(5)

On September 30, 2010, Toys-Japan entered into an agreement to refinance, at maturity, Tranche 1 of its committed lines of credit to extend the maturity date of the agreement and amend certain other provisions.

(6)

On July 21, 2010, a $517 million tranche matured. Additionally, on August 10, 2010, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement to provide for a facility of up to $1.85 billion and to extend the maturity date of the facility and amend certain other provisions.

(7)	Represents obligations of Toys “R” Us Property Company I, LLC (“TRU Propco I”), and its subsidiaries.
(8)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).
(9)	Represents obligations of Toys “R” Us, Inc. and Toys–Delaware.
(10)

Current portion of Long-term debt as of October 30, 2010 is primarily comprised of $504 million of the 7.625% notes maturing on August 1, 2011. Current portion of Long-term debt as of January 30, 2010 is primarily comprised of $127 million of the Toys-Japan bank loans maturing on January 17, 2011. Current portion of Long-term debt as of October 31, 2009 is primarily comprised of $85 million of the Secured real estate loan which has been subsequently repaid.

As of October 30, 2010, we had total indebtedness of approximately $6.0 billion, of which $3.4 billion was secured indebtedness. Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our and our subsidiaries’ abilities to:

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

The amount of net assets that were subject to such restrictions was approximately $577 million, $709 million and $448 million as of October 30, 2010, January 30, 2010 and October 31, 2009, respectively. Our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.

We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. As of October 30, 2010, we have funds available to finance our operations under our secured revolving credit facility through August 2015, our European and Australian asset-based revolving credit facility (“European ABL”) through October 2012 and our Toys – Japan unsecured credit lines with a Tranche maturing March 2011 and a Tranche maturing June 2013. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy or failure. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.

The total fair values of our Long-term debt, with carrying values of approximately $6.0 billion, $5.2 billion and $6.0 billion at October 30, 2010, January 30, 2010 and October 31, 2009, were $6.1 billion, $4.8 billion and $5.0 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods.

$1.85 billion senior secured revolving credit facility, expires fiscal 2015 ($520 million at October 30, 2010)

On August 10, 2010, Toys-Delaware, a direct wholly-owned subsidiary, and certain of its subsidiaries amended and restated the credit agreement for its secured revolving credit facility (“ABL Facility”) in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended provides for $1.85 billion of revolving commitments maturing on August 10, 2015, which could increase by $650 million, subject to certain conditions. The ABL Facility as amended bears a tiered floating interest rate of London Interbank Offered Rate (“LIBOR”) plus a margin of between 2.50% and 3.00% depending on usage. In connection with the amendment and restatement of the credit agreement, we paid approximately $37 million in fees, including fees paid to the Sponsors pursuant to their advisory agreement. In addition, as a result of the amendment and restatement of the credit agreement, we expensed approximately $9 million of deferred financing costs associated with our secured revolving credit facility in the third quarter of fiscal 2010.

This secured revolving credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets of Toys-Delaware and certain of its subsidiaries, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants, including, among other things, covenants that restrict Toys-Delaware’s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. The ABL Facility, as amended pursuant to the amended and restated credit agreement, requires Toys-Delaware to maintain minimum excess availability at all times of no less than $125 million and to sweep cash toward prepayment of the loans if excess availability falls below $150 million for any three days in a 30-day period. Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory and eligible credit card receivables and certain real estate less any applicable availability reserves. At October 30, 2010, under our secured revolving credit facility, we had $520 million of outstanding borrowings, a total of $105 million of outstanding letters of credit and excess availability of $1,225 million. This amount is also subject to the minimum excess availability covenant, which was $125 million at October 30, 2010, with remaining availability of $1,100 million in excess of the covenant.

Toys – Japan Unsecured Credit Lines, expires fiscal 2011-2013 ($141 million at October 30, 2010)

Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($248 million at October 30, 2010), which expires on March 30, 2011. At October 30, 2010, we had outstanding borrowings of $141 million under Tranche 1, with $107 million of remaining availability.

On September 30, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result beginning on March 30, 2011, Tranche 1 will be available in amounts of up to ¥14.9 billion, expiring on June 30, 2013, and will bear an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.90% per annum. We paid fees of $2 million to refinance Tranche 1, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement.

On February 26, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Additionally, on March 29, 2010, Toys-Japan modified Tranche 2 to include an additional lender. As a result, Tranche 2 is now available in amounts of up to ¥14 billion ($174 million at October 30, 2010), expiring on March 28, 2011, and bears an interest rate of TIBOR plus 0.80% per annum. We paid fees of $2 million to refinance Tranche 2, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At October 30, 2010, we had no outstanding Short-term debt under Tranche 2, with $174 million of remaining availability.

These agreements contain covenants, including, among other things, covenants that require Toys – Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys – Japan from paying dividends or making loans to affiliates without lender consent.

European ABL, expires fiscal 2012 ($26 million at October 30, 2010)

Certain of our foreign subsidiaries currently have a European ABL, which provides for a three-year £124 million ($199 million at October 30, 2010) secured revolving credit facility, which expires on October 15, 2012. At October 30, 2010, we had $26 million of outstanding borrowings and $173 million of remaining availability under the European ABL.

Japan Bank Loans (1.20% to 2.85%), due fiscal 2012 – 2015 ($180 million at October 30, 2010)

Toys-Japan currently has seven bank loans with various financial institutions totaling $180 million at October 30, 2010. Three of these seven loans, representing $143 million at October 30, 2010, mature on January 17, 2011. On September 30, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance these three bank loans. Under the new agreement beginning on January 17, 2011, the loans for ¥11.5 billion will mature on January 29, 2016 and will bear an interest rate of TIBOR plus 1.50% per annum. Toys-Japan will be required to make principal payments of approximately ¥1.6 billion annually with the remaining principal and interest due upon maturity. Toys-Japan paid fees of $3 million to refinance these loans, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement.

These agreements contain covenants, including, among other things, covenants that require Toys – Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys – Japan from paying dividends or making loans to affiliates without lender agreement.

Senior Secured Notes and New Secured Term Loan, due 2016 ($350 million and $689 million at October 30, 2010, respectively)

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

The Toys-Delaware Secured Notes were issued at par; while the New Secured Term Loan was issued at a discount of $11 million which resulted in the receipt of gross proceeds of approximately $1,039 million. The gross proceeds were used to repay our outstanding loan balance of $800 million under the Secured Term Loan and $181 million under the Unsecured Credit Facility. In addition, the gross proceeds were used to pay transaction fees of approximately $24 million, including fees paid to the Sponsors pursuant to their advisory agreement and prepayment penalty fees of $2 million under the Unsecured Credit Facility. In connection with the offering and the New Secured Term Loan, Toys-Delaware also retained $28 million of cash for general corporate purposes. An investment fund advised by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) purchased an aggregate of $5 million of the Toys-Delaware Secured Notes. Additionally, KKR owned 6% of the New Secured Term Loan as of August 24, 2010. Fees paid in connection with the sale of the offering of the Toys-Delaware Secured Notes and New Secured Term Loan totaled approximately $11 million and $15 million, respectively, and will be deferred and expensed over the life of the instruments. As a result of the repayment of the Secured Term Loan and Unsecured Credit Facility, Toys-Delaware expensed approximately $16 million and $1 million, respectively, of deferred financing costs in the third quarter of fiscal 2010. At October 30, 2010, deferred financing expenses recorded for the Toys-Delaware Secured Notes and the New Secured Term Loan were $10 million and $15 million, respectively, included in Other assets on the Condensed Consolidated Balance Sheet.

The indenture governing Toys-Delaware Secured Notes contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware to incur additional indebtedness, pay dividends or make other distributions, make investments and other restricted payments or create liens. These covenants are subject to a number of important qualifications and limitations. Certain covenants will be suspended at any time Toys-Delaware Secured Notes are rated “investment grade.” In addition, the indenture contains customary terms and covenants, including certain events of default after which Toys-Delaware Secured Notes may be due and payable immediately. The Toys-Delaware Secured Notes may be redeemed, in whole or in part, at any time prior to September 1, 2013, at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest, if any, as of the date of redemption. The Toys-Delaware Secured Notes will be redeemable, in whole or in part, at any time on or after September 1, 2013 at the specified redemption prices, plus accrued and unpaid interest. The Company may also redeem up to 35% of the Toys-Delaware Secured Notes prior to September 1, 2013 with the net cash proceeds from certain equity offerings at a redemption price equal to 107.375% of the principal amount of Toys-Delaware Secured Notes plus accrued and unpaid interest to the date of redemption. Following specified kinds of changes of control with respect to Toys-Delaware, Toys-Delaware will be required to offer to purchase Toys-Delaware Secured Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. Interest on the Toys-Delaware Secured Notes is payable in cash semi-annually in arrears through maturity on March 1 and September 1 of each year, commencing on March 1, 2011. In addition, pursuant to the terms of the agreement, Toys-Delaware is required to make quarterly principal payments equal to 0.25% (approximately $7 million per year) of the original principal amount of the loan. As such, this amount has been classified as Current portion of long-term debt on our Condensed Consolidated Balance Sheet as of October 30, 2010. Toys-Delaware Secured Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act.

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

Senior Notes, due 2017 ($928 million at October 30, 2010)

On July 8, 2010, pursuant to a registration rights agreement between TRU Propco I and the initial purchasers of the 10.75% Senior Notes (“Notes”), due fiscal 2017, TRU Propco I completed a registered exchange offer with respect to the Notes.

In accordance with the indenture governing the Notes, we commenced a tender offer on June 25, 2010 to purchase for cash, up to an aggregate amount of approximately $25 million at par. The tender offer expired on July 26, 2010 with no holders opting to tender at that time.

Senior Secured Notes, due 2017 ($716 million at October 30, 2010)

On November 16, 2010, pursuant to a registration rights agreement between TRU Propco II and the initial purchasers of the 8.50% Senior Secured Notes (“Propco II Notes”), due fiscal 2017, TRU Propco II completed a registered exchange offer with respect to the Propco II Notes.

Guarantees

We currently guarantee 80% of three Toys-Japan installment loans, totaling ¥2.1 billion ($26 million at October 30, 2010). These loans have annual interest rates of 2.6%-2.8%. In addition, we have an agreement with McDonald’s Holding Company (Japan), Ltd. (“McDonald’s Japan”), in which we promise to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% of these loans.

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

Interest Rate Contracts

We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows attributable to the changes in LIBOR and Euro Interbank Offered Rate (“EURIBOR”) rates. Our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of October 30, 2010, our interest rate contracts have various maturity dates through April 2015. A portion of our interest rate swaps and caps as of October 30, 2010 are designated for hedge accounting as cash flow hedges.

The effective portion of a cash flow hedge is recorded to Accumulated other comprehensive income (loss); the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of the hedging relationships on an ongoing basis and recalculate changes in fair values of the derivatives and the underlying hedged items separately. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009. Reclassifications from Accumulated other comprehensive income (loss) to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a net loss of approximately $3 million over the next 12 months to Interest expense from Accumulated other comprehensive income (loss).

Certain of our agreements with credit-risk related features contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. Additionally, we have one agreement with a provision requiring we maintain an investment grade credit rating from each of the major credit rating agencies. As our ratings are currently below investment grade, we are required to post collateral for this contract. At October 30, 2010, January 30, 2010 and October 31, 2009, derivative liabilities related to agreements that contain credit-risk related features had a fair value of $19 million, $42 million and $47 million, respectively. We have a minimum collateral posting threshold with certain derivative counterparties and have posted collateral of $7 million, $33 million and $40 million as of October 30, 2010, January 30, 2010 and October 31, 2009, respectively, which are recorded as Restricted cash on the Condensed Consolidated Balance Sheets.

On August 24, 2010, in conjunction with the repayment of the Secured Term Loan and projected variable interest rate exposure, the Company de-designated its $750 million interest rate swap. The remaining $6 million loss recorded in Accumulated other comprehensive income (loss) will be reclassified to earnings over the life of the originally hedged instrument. Additionally, on August 24, 2010 the Company de-designated a portion of one of our $500 million interest rate caps. The remaining $1 million loss recorded in Accumulated other comprehensive income (loss) will be reclassified to earnings over the remaining life of the cap. Future gains and losses related to these instruments will be recorded to Interest expense.

Subsequent event

On December 7, 2010, we entered into a new interest rate swap to hedge our exposure to changes in fair value of the Toys- Delaware Secured Notes. The interest rate swap has a notional amount of $350 million and matures on September 1, 2016. This swap has been designated as a fair value hedge, swapping the fixed rate of interest on the Toys-Delaware Secured Notes, to a variable rate of interest. Under the interest rate swap agreement, we are entitled to receive semi-annual interest payments at a fixed rate of 7.375% and are required to make semi-annual interest payments at a floating rate equal to the 3 month LIBOR plus 5.104%.

This interest rate swap will be recorded on the Condensed Consolidated Balance Sheets measured at estimated fair value. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk will be recognized in earnings as Interest expense.

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

Our foreign exchange contracts contain some credit-risk related contingent features, are subject to master netting arrangements and typically mature within 12 months. These agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At October 30, 2010 and October 31, 2009, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $5 million and $8 million, respectively. At January 30, 2010, we had no derivative liabilities related to agreements that contain credit-risk related contingent features. We are not required to post collateral for these contracts.

The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive income (loss) on our Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the thirty-nine weeks ended October 30, 2010 and October 31, 2009:

	39 Weeks Ended
(In millions)	October 30, 2010	October 31, 2009
Derivatives designated as cash flow hedges:
Beginning balance	$(15)	$(25)

Derivative loss - Interest Rate Contracts	(4)	(9)
Loss reclassified from Accumulated other comprehensive loss (effective portion) - Interest Rate Contracts	17	17

	13	8

Ending balance	$(2)	$(17)

The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009:

(In millions)	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Derivatives not designated for hedge accounting:
Loss on the change in fair value - Interest Rate Contracts	$(8)	$(1)	$(12)	$(1)
Gain (loss) on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	2	(7)	(8)	(26)
(Loss) gain on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	(4)	(2)	4	(27)

	(10)	(10)	(16)	(54)

Derivatives designated as cash flow hedges:
Loss reclassified from Accumulated other comprehensive loss (effective portion) - Interest Rate Contracts	(9)	(9)	(28)	(27)
Gain amortized from terminated cash flow hedges - Interest Rate Contracts	-	-	1	1

	(9)	(9)	(27)	(26)

Total Interest expense	$(19)	$(19)	$(43)	$(80)

(1)

Gains and losses related to our short-term, intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and the related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of October 30, 2010, January 30, 2010 and October 31, 2009:

	October 30, 2010		January 30, 2010		October 31, 2009
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)

Interest Rate Contracts designated as cash flow hedges:
Other assets	$700	$1	$800	$7	$1,800	$19
Accrued expenses and other current liabilities	-	-	750	(18)	-	-
Other non-current liabilities	3	-	3	-	1,303	(37)

Interest Rate Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$-	$-	$1,400	$-	$2,700	$-
Other assets	1,611	2	1,511	10	511	4
Accrued expenses and other current liabilities	1,300	(4)	550	(13)	-	-
Other non-current liabilities	361	(15)	362	(11)	383	(10)

Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$34	$1	$134	$3	$81	$1
Accrued expenses and other current liabilities	292	(5)	-	-	146	(8)

Total derivative contracts outstanding
Prepaid expenses and other current assets	$34	$1	$1,534	$3	$2,781	$1
Other assets	2,311	3	2,311	17	2,311	23

Total derivative assets(1)	$2,345	$4	$3,845	$20	$5,092	$24

Accrued expenses and other current liabilities	$1,592	$(9)	$1,300	$(31)	$146	$(8)
Other non-current liabilities	364	(15)	365	(11)	1,686	(47)

Total derivative liabilities(1)	$1,956	$(24)	$1,665	$(42)	$1,832	$(55)

(1)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.

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

The table below presents our assets and liabilities measured at fair value on a recurring basis as of October 30, 2010, January 30, 2010 and October 31, 2009, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$27	$-	$-	$27
Derivative financial instruments	-	(7)	(13)	(20)

Balance at October 30, 2010	$27	$(7)	$(13)	$7

Cash equivalents	$403	$-	$-	$403
Derivative financial instruments	-	(20)	(2)	(22)

Balance at January 30, 2010	$403	$(20)	$(2)	$381

Cash equivalents	$24	$-	$-	$24
Derivative financial instruments	-	(33)	2	(31)

Balance at October 31, 2009	$24	$(33)	$2	$(7)

The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009.

(In millions)	Level 3
Balance, January 30, 2010	$(2)
Total unrealized loss	(8)

Balance, May 1, 2010	(10)
Total unrealized loss	(2)

Balance, July 31, 2010	(12)
Total unrealized loss	(1)

Balance, October 30, 2010	$(13)

(In millions)	Level 3
Balance, January 31, 2009	$(6)
Total unrealized loss	(3)
Transfers in to Level 3	5

Balance, May 2, 2009	(4)
Total unrealized gain	7

Balance, August 1, 2009	3
Total unrealized loss	(1)

Balance, October 31, 2009	$2

5. Income taxes

The following table summarizes our income tax benefit and effective tax rates for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Loss before income taxes	$(218)	$(121)	$(433)	$(221)
Income tax benefit	125	52	270	137
Effective tax rate	(57.3)%	(43.0)%	(62.4)%	(62.0)%

The effective tax rates for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 50.0% for the thirty-nine weeks ended October 30, 2010 compared to 43.4% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to a change in the mix of earnings between jurisdictions, an increase in taxable permanent adjustments and an increase in our liability for uncertain tax positions.

For the thirteen weeks ended October 30, 2010, our effective tax rate was impacted by a tax benefit of $8 million resulting from changes to our liability for uncertain tax positions. The tax benefit was partially offset by a tax expense of $1 million related to current taxes payable. For the thirteen weeks ended October 31, 2009, our effective tax rate was impacted by a tax benefit of $2 million attributable to the reversal of deferred tax liabilities associated with the undistributed earnings of one of our non-U.S. subsidiaries as it was management’s intention to reinvest those earnings indefinitely. The tax benefit was partially offset by a tax expense of $1 million related to changes to our liability for uncertain tax positions.

For the thirty-nine weeks ended October 30, 2010, our effective tax rate was impacted by tax benefits of $46 million related to changes to our liability for uncertain tax positions, $4 million related to state income taxes, $4 million related to adjustments to deferred taxes and $2 million related to adjustments to current taxes payable. These tax benefits were partially offset by a tax expense of $2 million related to an increase in our valuation allowance. For the thirty-nine weeks ended October 31, 2009, our effective tax rate was impacted by a tax benefit of $43 million attributable to the reversal of deferred tax liabilities associated with the undistributed earnings of two of our non-U.S. subsidiaries as it was management’s intention to reinvest those earnings indefinitely and a tax benefit of $1 million related to state income taxes. These tax benefits were partially offset by a tax expense of $1 million related to changes to our liability for uncertain tax positions.

Our liability for uncertain tax positions decreased by $56 million in the third quarter of fiscal 2010 in connection with the Company receiving a favorable resolution of a tax matter from a tax authority. This resolution in the current year had not been anticipated as of the end of fiscal 2009. The reduction in the liability had an impact on our tax benefit of $6 million with the balance being offset by a deferred tax asset of $50 million.

6. Segments

Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses “R” Us branded retail stores in 33 foreign countries and jurisdictions with operated stores in Australia, Austria, Canada, France, Germany, Portugal, Spain, Switzerland, the United Kingdom and Japan, which as of April 15, 2010, we own 100% (see Note 9 entitled “Toys-Japan Share Acquisition” for further details). Domestic and International segments also include their respective internet operations. Segment operating (loss) earnings excludes corporate related charges and income. All intercompany transactions between segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Our percentages of Consolidated Net sales by product category for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 were as follows:

	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Core Toy	16.2%	15.3%	13.9%	13.4%
Entertainment	10.3%	12.3%	10.3%	11.9%
Juvenile	39.4%	38.9%	41.0%	40.5%
Learning	21.0%	20.6%	18.1%	17.7%
Seasonal	12.0%	11.9%	15.6%	15.3%
Other (1)	1.1%	1.0%	1.1%	1.2%

Total	100%	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

A summary of operations by reportable segment is as follows:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales
Domestic	$1,633	$1,563	$4,904	$4,762
International	1,086	1,104	2,988	2,949

Total Net sales	$2,719	$2,667	$7,892	$7,711

Operating (loss) earnings
Domestic (1)	$(3)	$33	$130	$218
International (2)	15	24	52	20

Corporate and other charges (2)	(74)	(66)	(217)	(140)

Operating (loss) earnings	(62)	(9)	(35)	98
Interest expense	(158)	(113)	(403)	(324)
Interest income	2	1	5	5

Loss before income taxes	$(218)	$(121)	$(433)	$(221)

(1)

For the thirteen weeks ended October 30, 2010, the Domestic segment includes approximately $6 million in litigation settlement expenses for certain legal matters. Additionally, for the thirty-nine weeks ended October 30, 2010, the Domestic segment includes approximately $23 million in litigation settlement expenses for certain legal matters and a $16 million non-cash cumulative correction of prior period straight-line lease accounting.

(2)

For the thirty-nine weeks ended October 31, 2009, Corporate and other charges includes a $51 million gain related to the settlement of litigation with Amazon.com. In addition, beginning in fiscal 2010, certain overhead costs related to payroll of approximately $4 million and $12 million for the thirteen and thirty-nine weeks ended October 30, 2010, respectively, were previously recorded in our International segment and are now being recorded to our corporate division.

(In millions)	October 30, 2010	January 30, 2010	October 31, 2009
Merchandise inventories
Domestic	$2,234	$1,158	$2,042
International	1,191	652	1,105

Total Merchandise inventories	$3,425	$1,810	$3,147

7. Litigation and legal proceedings

On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third internet retailer filed a similar action and another consumer class action was commenced making similar allegations involving most of the same Defendants. On or about May 19, 2010, the parties in the consumer class actions referenced above reached a settlement in principle. As part of the settlement, the Company will contribute $17 million to the overall settlement for which the Company recorded a reserve in the first quarter of fiscal 2010. The parties expect to negotiate a written settlement agreement that will be subject to District Court approval. In addition, on or about October 6, 2010, the Plaintiffs, the Company and certain other Defendants in the internet retailer actions referenced above reached a settlement in principle pursuant to which the Company will make a $5 million settlement payment. The parties expect to enter a settlement agreement in the near future. Finally, on or about November 23, 2010, the Company entered into a Stipulation with the Federal Trade Commission (“FTC”) ending the FTC’s investigation related to the Company’s compliance with a 1998 FTC Final Order and settling all claims in full. Pursuant to the settlement, the Company will pay approximately $1 million in a civil penalty.

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

8. Related party transactions

Transactions with the Sponsors — We are owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, KKR and Vornado Realty Trust (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the July 21, 2005 merger and recapitalization transaction. We recorded management and advisory fees expense of $4 million and $14 million for the thirteen and thirty-nine weeks ended October 30, 2010, respectively. We recorded management and advisory fees expense of $3 million and $11 million for the thirteen and thirty-nine weeks ended October 31, 2009, respectively.

From time to time, the Sponsors or their affiliates may acquire debt or debt securities issued by us or our subsidiaries in open market transactions or through loan syndications. During the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, affiliates of Vornado Realty Trust (“Vornado”) and KKR, all of which are equity owners of the Company, held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $5 million and $14 million during the thirteen and thirty-nine weeks ended October 30, 2010, respectively. The interest amounts paid on such debt and debt securities held by related parties were $6 million and $16 million during the thirteen and thirty-nine weeks ended October 31, 2009, respectively. Refer to Note 2 entitled “Long-term debt” for further details.

In connection with the amendment and restatement of the secured revolving credit facility on August 10, 2010, we paid approximately $19 million in additional advisory fees to the Sponsors pursuant to the terms of the advisory agreement. Additionally, in conjunction with the offering of the Toys-Delaware Secured Notes and the amendment and restatement of the Secured Term Loan on August 24, 2010, we repaid our outstanding loan balance of approximately $66 million and $8 million to KKR under the Secured Term Loan and the Unsecured Credit Facility, respectively, and we repaid our outstanding loan balance of approximately $27 million to Vornado under the Unsecured Credit Facility. We also paid approximately $10 million in additional advisory fees to the Sponsors pursuant to the terms of the advisory agreement. An investment fund advised by affiliates of KKR purchased an aggregate of $5 million of the Toys-Delaware Secured Notes. In addition, KKR owned 6% of the New Secured Term Loan as of August 24, 2010. Refer to Note 2 entitled “Long-term debt” for further details.

In addition, under lease agreements with affiliates of Vornado, we paid an aggregate amount of approximately $2 million and $6 million for the thirteen and thirty-nine weeks ended October 30, 2010, respectively, with respect to approximately 0.9% of our operated stores, which includes Toys “R” Us Express stores (“Express stores”). Of these amounts, less than $1 million and $1 million, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado. For the thirteen and thirty-nine weeks ended October 31, 2009, we or our affiliates paid an aggregate amount of approximately $2 million and $5 million, respectively, with respect to approximately 0.8% of our operated stores, which includes Express stores. Of these amounts, less than $1 million and $1 million, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado.

9. Toys – Japan Share Acquisition

At January 30, 2010, we owned 31,226,284 shares or approximately 91% of Toys – Japan. At a special shareholders’ meeting of Toys – Japan on January 19, 2010, the shareholders approved (through various steps) an exchange of the remaining outstanding common stock of Toys – Japan (“Toys – Japan Common Stock”) for a new class of stock (“New Stock”) at an exchange ratio of 1 to 3,289,647. This exchange resulted in all noncontrolling public shareholders receiving a fractional share of New Stock. As Toys – Japan is not permitted to issue fractional shares, all shareholders entitled to fractional shares of New Stock are only entitled to cash in the amount of ¥587 for each share of Toys – Japan Common Stock held by such shareholder. The acquisition of the fractional shares was approved by the court on April 15, 2010, resulting in the purchase of approximately 9% of Toys – Japan and cash of approximately $21 million, of which $2 million is being held for payment to the fractional shareholders, as of October 30, 2010. Effective as of April 15, 2010, our wholly-owned subsidiaries, Toys “R” Us Japan Holdings, Inc. and TRU Japan Holdings 2, LLC, were the sole shareholders of Toys – Japan. Upon acquisition of the additional ownership interest, the remaining Noncontrolling interest of $30 million was eliminated, and the difference between the purchase price paid and the carrying value of the Noncontrolling interest acquired was recognized as a net increase in Toys “R” Us, Inc. stockholders’ equity, consisting of a $3 million increase in Additional paid-in capital and a $6 million reduction in Accumulated other comprehensive loss.

10. Dispositions

During the thirty-nine weeks ended October 30, 2010, we sold idle properties for gross proceeds of $9 million resulting in a gain of $4 million, none of which occurred during the thirteen weeks ended October 30, 2010.

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

Our Business

We generate sales, earnings and cash flows by retailing merchandise in our core toy, entertainment, juvenile, learning and seasonal product categories worldwide. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses stores in 33 foreign countries and jurisdictions. As of October 30, 2010, there were 1,379 operated and 210 licensed “R” Us branded retail stores worldwide. In addition, as of October 30, 2010, we operated 603 Toys “R” Us Express stores (“Express stores”), including 10 Express stores with a cumulative lease term of at least two years which have been included in the Domestic store count. Domestic and International segments also include their respective internet operations.

Financial Performance

As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen and thirty-nine weeks ended October 30, 2010 compared to the thirteen and thirty-nine weeks ended October 31, 2009:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	$2,719	$2,667	$7,892	$7,711
Gross margin as a percentage of Net sales	36.3%	35.6%	36.6%	36.2%
Selling, general and administrative expenses as a percentage of Net sales	35.2%	33.4%	33.8%	32.5%
Net loss attributable to Toys “R” Us, Inc	$(93)	$(67)	$(162)	$(75)

Net sales for the thirteen and thirty-nine weeks ended October 30, 2010 increased by $52 million and $181 million, respectively, primarily due to net sales from new stores at both of our segments, which includes Express stores, and an increase in comparable store net sales at our Domestic segment, partially offset by a decrease in comparable store net sales at our International segment. Foreign currency translation increased Net sales by approximately $17 million and $95 million for the thirteen and thirty-nine weeks ended October 30, 2010, respectively.

Gross margin, as a percentage of Net sales, for the thirteen and thirty-nine weeks ended October 30, 2010 increased primarily as a result of improvements in sales mix towards sales of higher margin products.

Selling, general and administrative expenses (“SG&A”), as a percentage of Net sales, for the thirteen weeks ended October 30, 2010 increased primarily as a result of the Company’s expanded fiscal 2010 Express store presence and litigation settlement expenses for certain legal matters. For the thirty-nine weeks ended October 30, 2010, SG&A, as a percentage of Net sales, increased primarily due to an increase in store-level costs associated with the new and existing locations (including Express stores). Additionally contributing to the increase were litigation settlement expenses for certain legal matters and a non-cash cumulative correction of prior period straight-line lease accounting. Foreign currency translation increased SG&A by approximately $3 million and $29 million for the thirteen and thirty-nine weeks ended October 30, 2010, respectively.

Net loss attributable to Toys “R” Us, Inc. for the thirteen and thirty-nine weeks ended October 30, 2010 increased primarily as a result of an increase in SG&A and Interest expense, as well as a decrease in Other income, net. Partially offsetting these amounts was an increase in Income tax benefit and Gross margin.

Comparable Store Net Sales

In computing comparable store net sales, we include stores that have been open for at least 56 weeks (1 year and 4 weeks) from their “soft” opening date. A soft opening is typically two weeks prior to the grand opening. Express stores with a cumulative lease term of at least two years and that have been open for at least 56 weeks from their “soft” opening date are also included in our comparable store net sales computation.

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

Various factors affect comparable store net sales, including the number of and timing of stores we open, close, convert, relocate or expand, the number of transactions, the average transaction amount, the general retail sales environment, current local and global economic conditions, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, the timing of the release of new merchandise and our promotional events, the success of marketing programs and the cannibalization of existing store net sales by new stores. Among other things, weather conditions can affect comparable store net sales because inclement weather may discourage travel or require temporary store closures, thereby reducing customer traffic. These factors have caused our comparable store net sales to fluctuate significantly in the past on a monthly, quarterly, and annual basis and, as a result, we expect that comparable store net sales will continue to fluctuate in the future.

The following table discloses the change in our comparable store net sales for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009:

	13 Weeks Ended		39 Weeks Ended
	October 30, 2010 vs. 2009	October 31, 2009 vs. 2008	October 30, 2010 vs. 2009	October 31, 2009 vs. 2008
Domestic	2.3%	(9.3)%	1.6%	(7.3)%
International	(2.9)%	(4.7)%	(2.6)%	(4.6)%

Percentage of Net Sales by Product Category

	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Core Toy	16.2%	15.3%	13.9%	13.4%
Entertainment	10.3%	12.3%	10.3%	11.9%
Juvenile	39.4%	38.9%	41.0%	40.5%
Learning	21.0%	20.6%	18.1%	17.7%
Seasonal	12.0%	11.9%	15.6%	15.3%
Other (1)	1.1%	1.0%	1.1%	1.2%

Total	100%	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

Store Count by Segment

	Segment Store Count
	October 30, 2010	October 31, 2009	Change
Domestic (1)(3)	857	850	7
International - Wholly-Owned (2)	522	513	9
International - Licensed	210	199	11

Total (3)	1,589	1,562	27

(1)

Store count as of October 30, 2010 includes 106 side-by-side stores (“SBS”), 32 “R” Superstores (“SSBS”), 14 Babies “R” Us Express (“BRU Express”) stores and 65 Juvenile Expansions. As of October 31, 2009, there were 63 SBS, 26 SSBS, 13 BRU Express stores and 64 Juvenile Expansions.

(2)	Store count as of October 30, 2010 includes 116 SBS and 2 BRU Express stores. As of October 31, 2009, there were 75 SBS and 2 BRU Express stores.
(3)

Express stores with a cumulative lease term of at least two years are included in our overall store count, while the remaining locations are excluded. As of October 30, 2010, there were 568 Domestic and 35 International Express stores open, 10 of which have been included in our overall store count within our Domestic segment. As of October 31, 2009, there were 73 Domestic Express stores open and no International Express stores open. None of the Domestic Express stores were included in our overall store count as of October 31, 2009.

Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 30, 2010	October 31, 2009	Change	October 30, 2010	October 31, 2009	Change
Net loss attributable to Toys “R” Us, Inc	$(93)	$(67)	$(26)	$(162)	$(75)	$(87)

For the thirteen weeks ended October 30, 2010, Net loss attributable to Toys “R” Us, Inc. increased by $26 million to $93 million, compared to $67 million for the same period last year. The increase in Net loss was predominantly due to an increase in SG&A of $65 million primarily related to the Company’s expanded fiscal 2010 Express store presence and litigation settlement expenses for certain legal matters. Additionally contributing to the loss was an increase in Interest expense of $45 million resulting primarily from an increase in the write-off of deferred financing charges and higher effective interest rates, as well as a decrease in Other income, net of $17 million. Partially offsetting these amounts was an increase in Income tax benefit of $73 million and an increase in Gross margin of $37 million primarily due to higher Net sales and an increase in margin rate.

For the thirty-nine weeks ended October 30, 2010, Net loss attributable to Toys “R” Us, Inc. increased by $87 million to $162 million, compared to $75 million for the same period last year. The increase in Net loss was predominantly due to an increase in SG&A of $162 million primarily related to store-level costs associated with the new and existing locations (including Express stores). Additionally contributing to the increase were litigation settlement expenses for certain legal matters and a non-cash cumulative correction of prior period straight-line lease accounting. Further contributing to the loss was an increase in Interest expense of $79 million resulting primarily from higher effective interest rates and an increase in the write-off of deferred financing charges, as well as a decrease in Other income, net of $64 million primarily due to a prior year $51 million litigation settlement with Amazon.com (“Amazon”). Partially offsetting these amounts was an increase in Income tax benefit of $133 million and an increase in Gross margin of $99 million primarily due to higher Net sales and an increase in margin rate.

Net Sales

	13 Weeks Ended
					Percentage of Total Net Sales
($ In millions)	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009
Domestic	$1,633	$1,563	$70	4.5%	60.1%	58.6%
International	1,086	1,104	(18)	(1.6)%	39.9%	41.4%

Total Net sales	$2,719	$2,667	$52	1.9%	100.0%	100.0%

For the thirteen weeks ended October 30, 2010, Net sales increased by $52 million or 1.9%, to $2,719 million, compared to $2,667 million for the same period last year. Net sales for the thirteen weeks ended October 30, 2010 included the impact of foreign currency translation which increased Net sales by approximately $17 million.

Excluding the impact of foreign currency translation, the increase in Net sales for the thirteen weeks ended October 30, 2010 was primarily due to an increase in net sales from new locations at both of our segments, which includes Express stores, as well as increased comparable store net sales at our Domestic segment. The Domestic segment comparable store net sales increase is largely driven by an increase in the number of transactions, and an increase in net sales from our internet operations and locations that were recently converted or relocated to our SBS and SSBS store formats. Partially offsetting these increases were decreased comparable store net sales at our International segment primarily driven by lower average transaction amounts and a decrease in the number of transactions.

($ In millions)	39 Weeks Ended
	October 30, 2010	October 31, 2009	$ Change	% Change	Percentage of Total Net Sales
					October 30, 2010	October 31, 2009
Domestic	$4,904	$4,762	$142	3.0%	62.1%	61.8%
International	2,988	2,949	39	1.3%	37.9%	38.2%

Total Net sales	$7,892	$7,711	$181	2.3%	100.0%	100.0%

For the thirty-nine weeks ended October 30, 2010, Net sales increased by $181 million or 2.3%, to $7,892 million, compared to $7,711 million for the same period last year. Net sales for the thirty-nine weeks ended October 30, 2010 included the impact of foreign currency translation which increased Net sales by approximately $95 million.

Excluding the impact of foreign currency translation, the increase in Net sales for the thirty-nine weeks ended October 30, 2010 was primarily due to an increase in net sales from new locations at both of our segments, which includes Express stores, as well as increased comparable store net sales at our Domestic segment. The Domestic segment comparable store net sales increase is largely driven by an increase in the number of transactions, and an increase in net sales from our internet operations and locations that were recently converted or relocated to our SBS and SSBS store formats. Partially offsetting these increases were decreased comparable store net sales at our International segment primarily driven by lower average transaction amounts and a decrease in the number of transactions.

Domestic

Net sales for the Domestic segment increased by $70 million or 4.5%, to $1,633 million for the thirteen weeks ended October 30, 2010, compared to $1,563 million for the same period last year. The increase in Net sales was primarily a result of an increase in comparable store net sales of 2.3%, as well as an increase in net sales from new locations, which includes Express stores.

The increase in comparable store net sales resulted primarily from an increase in our juvenile, learning and core toy categories. The increase in our juvenile category was primarily due to increased sales of baby gear and wooden furniture. The increase in our learning category was primarily due to increased sales of educational products and construction toys. The increase in our core toy category was primarily due to increased sales of collectibles. Partially offsetting these increases was a decrease in our entertainment category which was driven by fewer releases of new software and video game systems.

Net sales for the Domestic segment increased by $142 million or 3.0%, to $4,904 million for the thirty-nine weeks ended October 30, 2010, compared to $4,762 million for the same period last year. The increase in Net sales was primarily a result of an increase in comparable store net sales of 1.6%, as well as an increase in net sales from new locations, which includes Express stores.

The increase in comparable store net sales resulted primarily from an increase in our juvenile, seasonal and learning categories. The increase in our juvenile category was primarily due to increased sales of commodities and infant care products. The increase in our seasonal category was primarily due to increased sales of outdoor products. The increase in our learning category was primarily due to increased sales of construction toys and educational products. Partially offsetting these increases was a decrease in our entertainment category which was driven by fewer releases of new software and video game systems.

International

Net sales for the International segment decreased by $18 million or 1.6%, to $1,086 million for the thirteen weeks ended October 30, 2010, compared to $1,104 million for the same period last year. Excluding a $17 million increase in Net sales due to foreign currency translation, International Net sales decreased primarily as a result of a decrease in comparable store net sales of 2.9%. Partially offsetting the decrease was an increase in net sales from new locations.

The decrease in comparable store net sales resulted primarily from decreases in our entertainment and seasonal categories. The decrease in our entertainment category was driven by fewer releases of new video game systems and software. The decrease in our seasonal category was primarily due to a decline in sales of outdoor products. Partially offsetting these decreases was an increase in our core toy category primarily as a result of strong sales of collectibles.

Net sales for the International segment increased by $39 million or 1.3%, to $2,988 million for the thirty-nine weeks ended October 30, 2010, compared to $2,949 million for the same period last year. Excluding a $95 million increase in Net sales due to foreign currency translation, International Net sales decreased primarily as a result of a decrease in comparable store net sales of 2.6%. Partially offsetting the decrease was an increase in net sales from new locations.

The decrease in comparable store net sales resulted primarily from decreases in our entertainment and seasonal categories. The decrease in our entertainment category was driven by fewer releases of new video game systems and software. The decrease in our seasonal category was primarily due to a decline in sales of outdoor products. Partially offsetting these decreases were increases in our core toy and learning categories. The core toy category increased primarily as a result of strong sales of collectibles, while the increase in the learning category was primarily driven by an increase in sales of construction toys.

Cost of Sales and Gross Margin

We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.

The following costs are included in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

($ In millions)	13 Weeks Ended
	October 30, 2010	October 31, 2009	$ Change	Percentage of Net Sales
				October 30, 2010	October 31, 2009	Change
Domestic	$586	$545	$41	35.9%	34.9%	1.0%
International	401	405	(4)	36.9%	36.7%	0.2%

Total Gross margin	$987	$950	$37	36.3%	35.6%	0.7%

Gross margin increased by $37 million to $987 million for the thirteen weeks ended October 30, 2010, compared to $950 million for the same period last year. Foreign currency translation accounted for approximately $4 million of the increase in Gross Margin. Gross margin, as a percentage of Net sales, increased by 0.7 percentage points for the thirteen weeks ended October 30, 2010 compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by improvements in sales mix towards sales of higher margin products.

($ In millions)	39 Weeks Ended
	October 30, 2010	October 31, 2009	$ Change	Percentage of Net Sales
				October 30, 2010	October 31, 2009	Change
Domestic	$1,769	$1,705	$64	36.1%	35.8%	0.3%
International	1,121	1,086	35	37.5%	36.8%	0.7%

Total Gross margin	$2,890	$2,791	$99	36.6%	36.2%	0.4%

Gross margin increased by $99 million to $2,890 million for the thirty-nine weeks ended October 30, 2010, compared to $2,791 million for the same period last year. Foreign currency translation accounted for approximately $30 million of the increase in Gross margin. Gross margin, as a percentage of Net sales, increased by 0.4 percentage points for the thirty-nine weeks ended October 30, 2010 compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by improvements in sales mix towards sales of higher margin products.

Domestic

Gross margin increased by $41 to $586 million for the thirteen weeks ended October 30, 2010, compared to $545 million for the same period last year. Gross margin, as a percentage of Net sales, for the thirteen weeks ended October 30, 2010 increased by 1.0 percentage point compared to the same period last year.

The increase in Gross margin, as a percentage of Net sales, was primarily due to continued improvements in sales mix towards sales of higher margin products within the learning and juvenile categories. These increases were partially offset by increased sales of lower margin promotional products.

Gross margin increased by $64 million to $1,769 million for the thirty-nine weeks ended October 30, 2010, compared to $1,705 million for the same period last year. Gross margin, as a percentage of Net sales, for the thirty-nine weeks ended October 30, 2010 increased by 0.3 percentage points compared to the same period last year.

The increase in Gross margin, as a percentage of Net sales, was primarily due to continued improvements in sales mix towards sales of higher margin products within the learning and juvenile categories. These increases were partially offset by increased sales of lower margin promotional products.

International

Gross margin decreased by $4 million to $401 million for the thirteen weeks ended October 30, 2010, compared to $405 million for the same period last year. Foreign currency translation accounted for an increase of approximately $4 million. Gross margin, as a percentage of Net sales, for the thirteen weeks ended October 30, 2010 increased by 0.2 percentage points compared to the same period last year.

The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix towards sales of higher margin core toy products, as well as decreased sales of lower margin products such as video game systems. Partially offsetting the increase was decreased sales of higher margin seasonal and learning products.

Gross margin increased by $35 million to $1,121 million for the thirty-nine weeks ended October 30, 2010, compared to $1,086 million for the same period last year. Foreign currency translation accounted for approximately $30 million of the increase. Gross margin, as a percentage of Net sales, for the thirty-nine weeks ended October 30, 2010 increased by 0.7 percentage points compared to the same period last year.

The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix towards sales of higher margin core toy products, as well as decreased sales of lower margin products such as video game systems.

Selling, General and Administrative Expenses

The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses,

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to moving merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

($ In millions)	13 Weeks Ended
	October 30, 2010	October 31, 2009	$ Change	Percentage of Net Sales
				October 30, 2010	October 31, 2009	Change
Toys “R” Us - Consolidated	$957	$892	$65	35.2%	33.4%	1.8%

SG&A increased by $65 million to $957 million for the thirteen weeks ended October 30, 2010, compared to $892 million for the same period last year. As a percentage of Net sales, SG&A increased by 1.8 percentage points. Foreign currency translation accounted for approximately $3 million of the increase in SG&A.

Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to an increase in payroll expenses of $27 million, start-up costs of $12 million and rent expense of $5 million largely associated with new locations, and an increase in other property related costs of $5 million. The impact associated with new locations primarily relates to the Company’s expanded fiscal 2010 Express store presence. Additionally, the Company recorded litigation settlement expenses for certain legal matters of approximately $6 million in the third quarter of fiscal 2010.

($ In millions)	39 Weeks Ended
	October 30, 2010	October 31, 2009	$ Change	Percentage of Net Sales
				October 30, 2010	October 31, 2009	Change
Toys “R” Us - Consolidated	$2,670	$2,508	$162	33.8%	32.5%	1.3%

SG&A increased by $162 million to $2,670 million for the thirty-nine weeks ended October 30, 2010, compared to $2,508 million for the same period last year. As a percentage of Net sales, SG&A increased by 1.3 percentage points. Foreign currency translation accounted for approximately $29 million of the increase in SG&A.

Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to an increase in payroll expenses of $57 million, rent expense of $14 million and start-up costs of $13 million largely associated with new and existing locations. The impact associated with new locations primarily relates to the Company’s expanded fiscal 2010 Express store presence.

In addition, the Company recorded litigation settlement expenses for certain legal matters of approximately $23 million and a $16 million non-cash cumulative correction of prior period straight-line lease accounting.

Depreciation and Amortization

(In millions)	13 Weeks Ended			39 Weeks Ended
	October 30, 2010	October 31, 2009	Change	October 30, 2010	October 31, 2009	Change
Toys “R” Us - Consolidated	$93	$85	$8	$285	$279	$6

Depreciation and amortization increased by $8 million and $6 million for the thirteen and thirty-nine weeks ended October 30, 2010, compared to $85 million and $279 million for the same periods last year, respectively. The increase for both periods resulted primarily from the addition of new and recently converted or relocated locations to our SBS and SSBS formats and increased accelerated depreciation related to store relocations in fiscal 2010. Additionally, for the thirty-nine weeks ended October 30, 2010, foreign currency translation increased Depreciation and amortization by approximately $3 million.

Other Income, Net

Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	net gains on sales of properties;

•	foreign exchange gains and losses;

•	impairment losses on long-lived assets;

•	gain on litigation settlement; and

•	other operating income and expenses.

(In millions)	13 Weeks Ended			39 Weeks Ended
	October 30, 2010	October 31, 2009	Change	October 30, 2010	October 31, 2009	Change
Toys “R” Us - Consolidated	$1	$18	$(17)	$30	$94	$(64)

Other income, net decreased by $17 million to $1 million for the thirteen weeks ended October 30, 2010, compared to $18 million for the same period last year. The decrease was primarily the result of net gains on sales of properties of $5 million during the third quarter of fiscal 2009, as well as a decrease of $4 million in credit card program income compared to the same period last year. In addition, we recognized $4 million of additional impairment losses on long-lived assets compared to the same period last year.

Other income, net decreased by $64 million to $30 million for the thirty-nine weeks ended October 30, 2010, compared to $94 million for the same period last year. The decrease was primarily the result of a $51 million gain from a litigation settlement with Amazon recognized in the second quarter of fiscal 2009 and a decrease of $9 million in credit card program income compared to the same period last year.

Interest Expense

(In millions)	13 Weeks Ended			39 Weeks Ended
	October 30, 2010	October 31, 2009	Change	October 30, 2010	October 31, 2009	Change
Toys “R” Us - Consolidated	$158	$113	$45	$403	$324	$79

Interest expense increased by $45 million to $158 million for the thirteen weeks ended October 30, 2010, compared to $113 million for the same period last year. The increase was primarily due to a $26 million write-off of deferred financing charges as a result of the current year refinancings and an increase of $19 million primarily related to higher effective interest rates on our debt.

Interest expense increased by $79 million to $403 million for the thirty-nine weeks ended October 30, 2010, compared to $324 million for the same period last year. The increase was due to an increase of $77 million primarily related to higher effective interest rates on our debt and an increase in deferred financing charges of $21 million primarily due to the write-off of deferred financing charges as a result of the current year refinancings. These increases were partially offset by a reduction of $19 million in charges related to the changes in the fair value of our derivative instruments which do not qualify for hedge accounting.

Interest expense will continue to increase in the future primarily due to the issuance of the $350 million of 7.375% of senior secured notes due fiscal 2016 (“Toys-Delaware Secured Notes”) and the amendment and restatement of the secured term loan facility (as amended and restated, the “New Secured Term Loan”), which is in an aggregate principal amount of $700 million, on August 24, 2010. These increases will be partially offset by a decrease in interest expense as a result of the amendment and restatement of the secured revolving credit facility on August 10, 2010 (“ABL Facility”). Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details.

Interest Income

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 30, 2010	October 31, 2009	Change	October 30, 2010	October 31, 2009	Change
Toys “R” Us - Consolidated	$2	$1	$1	$5	$5	$-

Interest income increased by $1 million for the thirteen weeks ended October 30, 2010, compared to the same period last year primarily due to higher effective interest rates.

Interest income remained consistent at $5 million for the thirty-nine weeks ended October 30, 2010, compared to the same period last year.

Income Tax Benefit

The following table summarizes our income tax benefit and effective tax rates for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009:

($ In millions)	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Loss before income taxes	$(218)	$(121)	$(433)	$(221)
Income tax benefit	125	52	270	137
Effective tax rate	(57.3)%	(43.0)%	(62.4)%	(62.0)%

The effective tax rates for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate was 50.0% for the thirty-nine weeks ended October 30, 2010 compared to 43.4% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to a change in the mix of earnings between jurisdictions, an increase in taxable permanent adjustments and an increase in our liability for uncertain tax positions.

For the thirteen weeks ended October 30, 2010, our effective tax rate was impacted by a tax benefit of $8 million resulting from changes to our liability for uncertain tax positions. The tax benefit was partially offset by a tax expense of $1 million related to current taxes payable. For the thirteen weeks ended October 31, 2009, our effective tax rate was impacted by a tax benefit of $2 million attributable to the reversal of deferred tax liabilities associated with the undistributed earnings of one of our non-U.S. subsidiaries as it was management’s intention to reinvest those earnings indefinitely. The tax benefit was partially offset by a tax expense of $1 million related to changes to our liability for uncertain tax positions.

For the thirty-nine weeks ended October 30, 2010, our effective tax rate was impacted by tax benefits of $46 million related to changes to our liability for uncertain tax positions, $4 million related to state income taxes, $4 million related to adjustments to deferred taxes and $2 million related to adjustments to current taxes payable. These tax benefits were partially offset by a tax expense of $2 million related to an increase in our valuation allowance. For the thirty-nine weeks ended October 31, 2009, our effective tax rate was impacted by a tax benefit of $43 million attributable to the reversal of deferred tax liabilities associated with the undistributed earnings of two of our non-U.S. subsidiaries as it was management’s intention to reinvest those earnings indefinitely and a tax benefit of $1 million related to state income taxes. These tax benefits were partially offset by a tax expense of $1 million related to changes to our liability for uncertain tax positions.

Liquidity and Capital Resources

Overview

As of October 30, 2010, we were in compliance with all of our covenants related to our outstanding debt. On August 10, 2010, Toys“R”Us-Delaware, Inc. (“Toys-Delaware”), a direct wholly-owned subsidiary, and certain of its subsidiaries amended and restated the credit agreement for its ABL Facility in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended provides for $1.85 billion of revolving commitments maturing on August 10, 2015 which could increase by $650 million, subject to certain conditions. Borrowings under this credit facility are secured by tangible and intangible assets of Toys-Delaware and certain of its subsidiaries, subject to specific exclusions stated in the credit agreement. Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory and eligible credit card receivables and certain real estate less any applicable availability reserves. At October 30, 2010, under our secured revolving credit facility, we had $520 million of outstanding borrowings, a total of $105 million of outstanding letters of credit and excess availability of $1,225 million. This amount is also subject to the minimum excess availability covenant, which was $125 million at October 30, 2010, with remaining availability of $1,100 million in excess of the covenant.

Toys-Japan currently has a credit agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($248 million at October 30, 2010), and expires on March 30, 2011. At October 30, 2010, we had outstanding long-term borrowings of $141 million under Tranche 1, with $107 million of remaining availability.

On September 30, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result, beginning on March 30, 2011, Tranche 1 will be available in amounts of up to ¥14.9 billion, expiring on June 30, 2013.

On February 26, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Additionally, on March 29, 2010, Toys-Japan modified Tranche 2 to include an additional lender. As a result, Tranche 2 is now available in amounts of up to ¥14 billion ($174 million at October 30, 2010), expiring on March 28, 2011. At October 30, 2010, we had no outstanding borrowings under Tranche 2 with $174 million of remaining availability. During the thirty-nine weeks ended October 30, 2010, we had no short-term borrowings under Tranche 2.

Additionally, certain of our foreign subsidiaries currently have a European and Australian secured revolving credit facility (“European ABL”), which provides for a three-year £124 million ($199 million at October 30, 2010) secured revolving credit facility and which expires on October 15, 2012. At October 30, 2010, we had $26 million of outstanding borrowings and $173 million of remaining availability under the European ABL.

We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. Currently we have funds available to finance our operations under our ABL Facility through August 2015, our European ABL through October 2012 and our Toys-Japan unsecured credit lines with a Tranche maturing March 2011 and a Tranche maturing June 2013. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy or failure. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.

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

Capital Expenditures

A component of our long-term strategy is our capital expenditure program. Our capital expenditures are primarily for financing construction of new stores, remodeling existing stores, as well as improving and enhancing our information technology systems and are funded primarily through cash provided by operating activities, as well as available cash. Throughout fiscal 2009 we curtailed our capital spending due to the prevailing economic environment. For fiscal 2010, we have increased our capital spending to grow our business through a continued focus on our integrated strategy, recognizing the synergies between our toy and juvenile categories.

The following table discloses our capital expenditures for the thirty-nine weeks ended October 30, 2010 and October 31, 2009:

	39 Weeks Ended
(In millions)	October 30, 2010	October 31, 2009
Conversion projects (1)	$91	$28
New stores (2)	47	37
Information technology	46	29
Distributions centers	25	18
Other store-related projects (3)	22	33

Total capital expenditures	$231	$145

(1)	Includes SBS conversions and other remodels pursuant to our juvenile integration strategy.
(2)	Includes SSBS relocations and Express stores.
(3)	Includes other store-related projects (other than conversion projects) such as store updates and expenses incurred in connection with the maintenance of our stores.

Cash Flows

	39 Weeks Ended
(In millions)	October 30, 2010	October 31, 2009	$ Change
Net cash used in operating activities	$(1,244)	$(805)	$(439)
Net cash used in investing activities	(210)	(17)	(193)
Net cash provided by financing activities	608	236	372
Effect of exchange rate changes on cash and cash equivalents	(8)	25	(33)

Net decrease during period in cash and cash equivalents	$(854)	$(561)	$(293)

Cash Flows Used In Operating Activities

During the thirty-nine weeks ended October 30, 2010, net cash used in operating activities was $1,244 million compared to $805 million for the thirty-nine weeks ended October 31, 2009. The $439 million increase in cash used in operating activities was primarily the result of increased purchases of merchandise inventories primarily related to the addition of new locations which includes the Company’s expanded fiscal 2010 Express store presence, an increase in interest payments as compared to the prior year period and a cash settlement received in the prior year as a result of a litigation settlement.

Cash Flows Used In Investing Activities

During the thirty-nine weeks ended October 30, 2010, net cash used in investing activities was $210 million compared to $17 million for the thirty-nine weeks ended October 31, 2009. The increase in net cash used in investing activities was primarily the result of a decrease of $101 million attributed to the change in restricted cash and an increase in capital expenditures of $86 million. These increases were partially offset by $13 million paid to acquire e-commerce websites and other business assets in the prior year period.

Cash Flows Provided by Financing Activities

During the thirty-nine weeks ended October 30, 2010, net cash provided by financing activities was $608 million compared to $236 million for the thirty-nine weeks ended October 31, 2009. The increase in net cash provided by financing activities was primarily due to the prior year period repayment of $1.3 billion of our unsecured credit agreement, proceeds of $689 million received from the New Secured Term Loan and proceeds of $350 million received from the offering of the Toys-Delaware Secured Notes. These increases were partially offset by the proceeds received in the prior year period of $925 million from the offering of 10.75% senior unsecured notes, the repayment of $800 million under our secured term loan facility (the “Secured Term Loan”) and the repayment of $181 million under our unsecured credit facility (the “Unsecured Credit Facility”). In addition, there was reduction in borrowings of $77 million under our European ABL as compared to the prior year period.

Debt

Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details regarding our debt and any of the transactions described below.

During the thirty-nine weeks ended October 30, 2010, we made the following significant changes to our debt structure:

On February 26, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Additionally, on March 29, 2010, Toys-Japan modified Tranche 2 to include an additional lender. As a result, Tranche 2 is now available in amounts of up to ¥14 billion ($174 million at October 30, 2010), expiring on March 28, 2011.

On July 8, 2010, pursuant to a registration rights agreement between TRU Propco I and the initial purchasers of the 10.75% Senior Notes (“Notes”), due fiscal 2017, TRU Propco I completed a registered exchange offer with respect to the Notes. Additionally, in accordance with the indenture governing the Notes, we commenced a tender offer on June 25, 2010 to purchase for cash, up to an aggregate amount of approximately $25 million at par. The tender offer expired on July 26, 2010 with no holders opting to tender at that time.

On August 10, 2010, Toys-Delaware, a direct wholly-owned subsidiary, and certain of its subsidiaries amended and restated the credit agreement for its ABL Facility in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended provides for $1.85 billion of revolving commitments maturing on August 10, 2015, which could increase by $650 million, subject to certain conditions.

On August 24, 2010, Toys-Delaware completed the offering of the Toys-Delaware Secured Notes. Additionally, concurrent with the offering of the Toys-Delaware Secured Notes, Toys-Delaware amended and restated the Secured Term Loan to extend the maturity date of this loan facility and amend certain other provisions (as amended and restated, the “New Secured Term Loan”). The New Secured Term Loan is in an aggregate principal amount of $700 million. The Toys-Delaware Secured Notes were issued at par, while the New Secured Term Loan was issued at a discount of $11 million which resulted in the receipt of gross proceeds of approximately $1,039 million. The gross proceeds were used to repay our outstanding loan balance of $800 million under the Secured Term Loan and $181 million under the Unsecured Credit Facility. In addition, the gross proceeds were used to pay transaction fees of approximately $24 million, including fees paid to the Sponsors pursuant to their advisory agreement and prepayment penalty fees of $2 million under the Unsecured Credit Facility. In connection with the offering and the New Secured Term Loan, Toys-Delaware also retained $28 million of cash for general corporate purposes. Total fees paid in connection with the sale of the offering of the Toys-Delaware Secured Notes and New Secured Term Loan totaled approximately $11 million and $15 million, respectively, and will be deferred and expensed over the life of the instruments. As a result of the repayment of the Secured Term Loan and Unsecured Credit Facility, Toys-Delaware expensed approximately $16 million and $1 million, respectively, of deferred financing costs in the third quarter of fiscal 2010.

On September 30, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result beginning on March 30, 2011, Tranche 1 will be available in amounts of up to ¥14.9 billion, expiring on June 30, 2013.

On September 30, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance three Toys-Japan bank loans, which mature on January 17, 2011. Under the new agreement beginning on January 17, 2011, the loans for ¥11.5 billion will mature on January 29, 2016. Toys-Japan will be required to make principal payments of approximately ¥1.6 billion annually with the remaining principal and interest due upon maturity.

On November 16, 2010, pursuant to a registration rights agreement between TRU Propco II and the initial purchasers of the 8.50% Senior Secured Notes (“Propco II Notes”), due fiscal 2017, TRU Propco II completed a registered exchange offer with respect to the Propco II Notes.

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

Contractual Obligations and Commitments

Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Due to the change in our Long-term debt during the thirty-nine weeks ended October 30, 2010 described in Note 2 to the Condensed Consolidated Financial Statement entitled “Long-term debt”, we have provided updated long-term debt and interest payment information. The following table summarizes our contractual obligations associated with our long-term debt and related interest payments as of October 30, 2010.

(In millions)	Payments Due By Period
	Remainder of Fiscal 2010	Fiscals 2011 & 2012	Fiscals 2013 & 2014	Fiscals 2015 and thereafter	Total
Long-term debt (1)(2)	$146	$985	$1,073	$3,600	$5,804
Interest payments	113	754	583	707	2,157

Total	$259	$1,739	$1,656	$4,307	$7,961

(1)	Reflects the issuance of $350 million aggregate principal amount of 7.375% Toys-Delaware Secured Notes and the amendment and restatement of the Secured Term Loan, which provides for the New Secured Term Loan of $700 million and extended the maturity to fiscal 2016, the proceeds of which were used to repay the outstanding loan balance of $800 million under the Secured Term Loan and $181 million under the Unsecured Credit Facility. See Note 2 to our Condensed Consolidated Financial Statements entitled “Long-term debt” for further details.
(2)	Excludes finance obligations associated with capital projects and capital lease obligations.

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

Recently Adopted Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this ASU are effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. The adoption of ASU 2010-11 did not have an impact on the Condensed Consolidated Financial Statements.

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

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). Effective February 1, 2010, the Company adopted ASU 2009-17, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a variable interest entity, and require additional disclosures.

In accordance with ASU 2009-17, we reassessed our lending vehicles, including our loan from Vanwall Finance PLC and concluded that we were not the primary beneficiary of that VIE. Accordingly, the adoption of this standard did not have an impact on the Condensed Consolidated Financial Statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosure is intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, store openings, integration and remodeling, future financial or operational performance, projected sales or earnings per share for certain periods, comparable store net sales from one period to another, cost savings, results of store closings and restructurings, outcome or impact of pending or threatened litigation, domestic or international developments, nature and allocation of future capital expenditures, enhancements of our information technology systems, growth initiatives, inventory levels, cost of goods, future financings and other goals and targets and statements of the assumptions underlying or relating to any such statements.

These statements are subject to risks, uncertainties, and other factors, including, among others, competition in the retail industry and changes in our product distribution mix and distribution channels, seasonality of our business, changes in consumer preferences and consumer spending patterns, product safety issues including product recalls, general economic conditions in the United States and other countries in which we conduct our business, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, changes in laws that impact our business, changes in employment legislation, our dependence on key vendors for our merchandise, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, political and other developments associated with our international operations, existence of adverse litigation and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on

March 24, 2010 and Item 1A entitled “Risk Factors” of our Quarterly Report on Form 10-Q, filed on June 10, 2010, as well as our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by SEC rules and regulations. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the thirty-nine weeks ended October 30, 2010. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third internet retailer filed a similar action and another consumer class action was commenced making similar allegations involving most of the same Defendants. On or about May 19, 2010, the parties in the consumer class actions referenced above reached a settlement in principle. As part of the settlement, the Company will contribute $17 million to the overall settlement for which the Company recorded a reserve in the first quarter of fiscal 2010. The parties expect to negotiate a written settlement agreement that will be subject to District Court approval. In addition, on or about October 6, 2010, the Plaintiffs, the Company and certain other Defendants in the internet retailer actions referenced above reached a settlement in principle pursuant to which the Company will make a $5 million settlement payment. The parties expect to enter a settlement agreement in the near future. Finally, on or about November 23, 2010, the Company entered into a Stipulation with the Federal Trade Commission (“FTC”) ending the FTC’s investigation related to the Company’s compliance with a 1998 FTC Final Order and settling all claims in full. Pursuant to the settlement, the Company will pay approximately $1 million in a civil penalty.

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

On October 15, 2010, we sold to certain employees, pursuant to the Amended and Restated Toys “R” Us, Inc. Management Equity Plan, 9,668 shares of our common stock, $0.001 par value per share (“Common Stock”), for a per share purchase price of $61.00. In connection with these sales, we issued options to purchase up to 48,357 shares of our Common Stock. All sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Also on October 15, 2010, employees exercised 52,771 options on a net settlement basis, which resulted in the issuance of 28,801 shares of Common Stock to these employees.

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

TOYS “R” US, INC.
(Registrant)

Date: December 10, 2010	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Registrant, dated June 10, 2008 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

4.1	Indenture for the 7.375% Senior Secured Notes due 2016, dated August 24, 2010 (the “Toys-Delaware Secured Notes”), amongst Toys “R” Us-Delaware, Inc., the Guarantors named therein and the Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

4.2	Form of Toys-Delaware Secured Notes (included in Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

4.3	Security Agreement, dated August 24, 2010, amongst Toys “R” Us-Delaware, Inc., the Guarantors named therein and the Bank of New York Mellon, as Collateral Agent (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

4.4	First Lien Intercreditor Agreement, dated August 24, 2010, amongst Toys “R” Us-Delaware, Inc., the Guarantors named therein, Bank of America, N.A., as Term Loan Collateral Agent and the Bank of New York Mellon, as Notes Collateral Agent (filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

4.5	Amended and Restated Intercreditor Agreement, dated August 24, 2010, amongst Toys “R” Us-Delaware, Inc., the Guarantors named therein, Bank of America, N.A., as ABL Agent, Bank of America, N.A., as Term Agent, and the Bank of New York Mellon, as Notes Agent (filed as Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

10.1	Second Amended and Restated Credit Agreement (including forms of schedules and exhibits), dated as of August 10, 2010, by and between, among others, Toys-Delaware, as Lead Borrower, Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee, as Canadian Borrower, certain other subsidiaries of Toys-Delaware, as facility guarantors, Bank of America, N.A., as Administrative Agent, Canadian Agent and Co-Collateral Agent, Wells Fargo Retail Finance, LLC, as Co-Collateral Agent, and the lenders party thereto (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

10.2	Amended and Restated Credit Agreement (including forms of schedules and exhibits) dated as of August 24, 2010, by and among Toys “R” Us-Delaware, Inc., as the Borrower, Bank of America, N.A., as administrative agent for the lenders, Goldman Sachs Credit Partners, L.P. and JPMorgan Chase Bank, N.A., as Syndication Agents, Bank of America, N.A., as Collateral Agent for the Lenders, Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as Documentation Agents, Banc of America Securities LLC (“BAS”), J.P. Morgan Securities Inc. and Goldman Sachs Lending Partners LLC, as Joint Lead Arrangers and BAS, J.P. Morgan Securities Inc., Wells Fargo Securities, LLC, Goldman Sachs Lending Partners LLC, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Joint Bookrunning Managers (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.