Form 10-K
period 2011-01-29
TOYS R US INC
filed 2011-03-24
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 23, 2011, there were outstanding 48,958,133 shares of common stock, $0.001 par value per share, of Toys “R” Us, Inc., none of which were publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This Annual Report on Form 10-K, the other reports, statements, that we have or may in the future file with the Securities and Exchange Commission and other publicly released materials, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, store openings, integration and remodeling, the development, implementation and integration of our internet business, future financial or operational performance, projected sales or earnings per share for certain periods, comparable store net sales from one period to another, cost savings, results of store closings and restructurings, outcome or impact of pending or threatened litigation, domestic or international developments, nature, amount and allocation of future capital expenditures, enhancements of our information technology systems, growth initiatives, inventory levels, cost of goods, selection and type of merchandise, marketing positions, implementation of safety standards, future financings and other goals and targets and statements of the assumptions underlying or relating to any such statements.

These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of our business, competition in the retail industry, economic factors and consumer spending patterns, the availability of adequate financing, access to trade credit, changes in consumer preferences, our dependence on key vendors for our merchandise, political and other developments associated with our international operations, domestic and international events affecting the delivery of toys and other products to our stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact our business, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

INDEX

		PAGE
PART I.

Item 1.	Business	1
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	(Removed and Reserved)	19

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	104
Item 9A.	Controls and Procedures	104
Item 9B.	Other Information	106

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	106
Item 11.	Executive Compensation	108
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	133
Item 13.	Certain Relationships and Related Transactions and Director Independence	134
Item 14.	Principal Accounting Fees and Services	136

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	137

SIGNATURES		138

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		139

INDEX TO EXHIBITS		140

PART I

ITEM 1.	BUSINESS

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2010 ended January 29, 2011; fiscal 2009 ended January 30, 2010; and fiscal 2008 ended January 31, 2009. References to 2010, 2009 and 2008 are to our fiscal years unless otherwise specified.

Our Business

We are the leading global specialty retailer of toys and juvenile products as measured by net sales. For over 50 years, Toys “R” Us has been recognized as the toy and baby authority. We sell a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through our retail locations and the Internet. Our brand names are highly recognized in North America, Europe and Asia, and our expertise in the specialty toy and juvenile retail space, our broad range of product offerings, our substantial scale and geographic footprint and our strong vendor relationships account for our market-leading position and distinguish us from the competition. We believe we offer the most comprehensive year-round selection of toys and juvenile products, including a broad assortment of private label and exclusive merchandise unique to our stores.

As of January 29, 2011, we operated 1,392 stores and licensed an additional 220 stores. These stores are located in 34 countries and jurisdictions around the world under the Toys “R” Us, Babies “R” Us and FAO Schwarz banners. In addition to these stores, we operate Toys “R” Us Express stores (“Express stores”), smaller format stores primarily open on a short-term basis during the holiday season. During the fiscal 2010 holiday season, we operated 656 Express stores, of which 95 were still open as of January 29, 2011. Of the 95 Express stores that remained open, 19 have been included in our overall store count as they each have a cumulative lease term of at least two years. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and babyuniverse.com, as well as other Internet sites we operate in our international markets. For fiscal 2010, we generated net sales of $13.9 billion, net earnings of $168 million and Adjusted EBITDA of $1.1 billion. For the definition of Adjusted EBITDA, an explanation of why we present it and a description of the limitations of this non-GAAP measure, as well as a reconciliation to net earnings, see Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.

History

Our Company was founded in 1948 when Charles Lazarus opened a baby furniture store, Children’s Bargain Town, in Washington, D.C. The Toys “R” Us name made its debut in 1957. In 1978, we completed an initial public offering of our common stock. When Charles Lazarus retired as our Chief Executive Officer in 1994, the Company operated or licensed over 1,000 stores in 17 countries and jurisdictions. In 1996, we established the Babies “R” Us brand, further solidifying our reputation as a leading consumer destination for children and their families.

On July 21, 2005, we were acquired by an investment group led by entities advised by or affiliated with Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust. We refer to this collective ownership group as our “Sponsors”. Upon the completion of this acquisition, we became a private company.

Strategy

We have developed a juvenile integration strategy which includes new store formats with an integrated “one-stop shopping” environment for our guests by combining the Toys “R” Us and Babies “R” Us merchandise offerings under one roof. We call these formats “side-by-side” (“SBS”) and “‘R’ Superstores” (“SSBS”), depending on the store size. SBS stores are a combination of Toys “R” Us stores and Babies “R” Us stores. Our SSBS stores are conceptually similar to SBS stores, except that they are larger in size. Either format may be the result of a conversion or relocation and, in certain cases, may be accompanied by the closure of one or more existing stores. In addition, SBS stores and SSBS stores may also be constructed in a new location and market.

The integration of juvenile merchandise (including baby products) with toy and entertainment offerings has allowed us to create a “one-stop shopping” experience for our guests, and enabled us to obtain the sales and operating benefits associated with combining product lines under one roof. Our product assortment allows us to capture new parents as customers during pregnancy, helping them prepare for the arrival of their newborn. We then become a resource for infant products such as baby formula, diapers and solid foods, as well as baby clothing and learning aids. We believe this opportunity to establish first contact with new parents enables us to develop long-lasting customer relationships with them as their children grow and they transition to becoming consumers of our toy products. We continue to build on these relationships as these children mature and eventually become parents themselves. Additionally, juvenile merchandise such as baby formula, diapers and infant clothing provide us with a mitigant to the inherent seasonality in the toy business.

In connection with our juvenile integration strategy, we continue to increase the number of SBS and SSBS stores both domestically and internationally. Through the end of fiscal 2010, we converted 202 existing stores into SBS store format and three existing stores into SSBS store format. In addition, during the same period, we have opened 51 SBS and SSBS stores (28 of which were relocations of existing stores). We expect that our integrated store formats will continue to be a significant driver of our revenue and profit growth going forward.

In addition to our SBS and SSBS store formats, we continue to enhance our juvenile integration strategy with our Babies “R” Us Express (“BRU Express”) and Juvenile Expansion formats which devote additional square footage to our juvenile products within our traditional Toys “R” Us stores. Since implementing this integrated store format, we have augmented 86 existing Toys “R” Us stores with these layouts.

During our prime holiday selling season in fiscal 2010, we operated 656 Express stores globally in shopping malls, outlet malls and other shopping centers. These locations typically range in size from approximately 2,000 to 7,000 square feet, and provide our customers with greater convenience and accessibility during the holiday selling season. Express stores with a cumulative lease term of at least two years, primarily outlet mall locations, are included in our overall store count, while the remaining locations are excluded. As of January 29, 2011, there were 95 Express stores open, 19 of which have been included in our overall store count. We expect to continue our strategy for operating temporary holiday Express locations in the future, the amount of which will depend on market opportunities.

We plan to further expand and leverage our e-commerce business by continuing to integrate our Internet capabilities with our stores. In a limited number of stores in the United States and all stores in the United Kingdom, our websites allow guests to determine if an item is in-stock at a particular store and we offer in-store pick-up of on-line orders. We expect to expand these capabilities to all stores in the United States and select foreign markets in the near future. We also allow customers to return items purchased on-line at our stores. Additionally, our loyalty programs, including baby registry, birthday club and Rewards “R” Us programs, all offer on-line functionality which deepens our relationship with our guests and complements the in-store experience. In addition to our existing online presence in Australia, Canada, Japan and the United Kingdom, in fiscal 2010, we introduced websites in Austria, France and Germany, expanding our global reach. In the near future, we plan on further extending our online presence by rolling out websites in the Netherlands, Portugal, Spain and Switzerland. We believe our global e-commerce platform provides the on-going potential to enter new international markets where we do not have any physical stores. For fiscals 2010, 2009 and 2008, our e-commerce business generated net sales of approximately $782 million, $602 million and $578 million, respectively.

We believe that we have the potential to grow the number of stores in our store portfolio. We believe this opportunity exists in the United States and our existing international markets, as well as new international markets, particularly those in the emerging economies which are seeing overall GDP growth and rising incomes.

Additionally, we will continue to focus on expanding our gross margins primarily through optimizing pricing, merchandising and store productivity initiatives, increasing our private label penetration, increasing our use of direct sourcing and managing our selling, general and administrative expenditures.

As of the end of fiscal 2010, we operated all of the “R” Us branded retail stores in the United States and Puerto Rico and approximately 70% of the 744 “R” Us branded retail stores internationally. The balance of the “R” Us branded retail stores outside the United States are operated by licensees. License fees did not have a material impact on our Net sales.

As of January 29, 2011, we operated 1,392 retail stores and licensed an additional 220 retail stores worldwide in the following formats:

Operated Stores

•

844 traditional toy stores, which typically range in size from 30,000 to 50,000 square feet and devote approximately 7,000 square feet to boutique areas for juvenile (including baby) products (BRU Express and Juvenile Expansion formats devote approximately an additional 4,000 square feet and 1,000 square feet, respectively, for juvenile - including baby - products);

•	270 juvenile stores, which typically range in size from 30,000 to 45,000 square feet and devote approximately 4,000 to 5,000 square feet to traditional toy products;

•

224 SBS stores, which typically range in size from 30,000 to 50,000 square feet and devote approximately 20,000 to 30,000 square feet to traditional toy products and approximately 10,000 to 20,000 square feet to juvenile (including baby) products;

•

32 SSBS stores, which typically range in size from 55,000 to 70,000 square feet by combining a traditional domestic toy store of approximately 30,000 to 40,000 square feet with a domestic juvenile (including baby) store of approximately 25,000 to 30,000 square feet;

•	19 Express stores, which typically range in size from 2,000 to 7,000 square feet, each with a cumulative lease term of at least two years; and

•

3 flagship store locations (the Toys “R” Us store in Times Square, the FAO Schwarz store on 5th Avenue and the Babies “R” Us store in Union Square – all in New York City), which range in size from 55,000 to 100,000 square feet.

Licensed Stores

•	220 “R” Us branded retail stores ranging in various sizes.

In addition to these stores, during the fiscal 2010 holiday season, we operated an additional 637 temporary Express store locations located in high traffic areas, 76 of which remained open as of January 29, 2011. These locations typically range in size from approximately 2,000 to 7,000 square feet, each has a cumulative lease term of less than two years and is not included in our overall store count.

Our extensive experience in retail site selection has resulted in a portfolio of stores that includes attractive locations in many of our chosen markets. Markets for new stores and formats are selected on the basis of proximity to other “R” Us branded stores, demographic factors, population growth potential, competitive environment, availability of real estate and cost. Once a potential market is identified, we select a suitable location based upon several criteria, including size of the property, access to major commercial thoroughfares, proximity of other strong anchor stores or other destination superstores, visibility and parking capacity.

Our Business Segments

Our business has two reportable segments: Toys “R” Us – Domestic (“Domestic”) and Toys “R” Us – International (“International”). See Note 12 to our Consolidated Financial Statements entitled “SEGMENTS” for our segments’ financial results for fiscals 2010, 2009 and 2008. The following is a brief description of our segments:

•

Domestic – Our Domestic segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 868 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales in fiscal 2010 were derived from 455 traditional toy stores (including 79 BRU Express and Juvenile Expansion formats), 252 juvenile stores, 107 SBS stores, 32 SSBS stores, 19 permanent Express stores and our 3 flagship stores in New York City. Additionally, we generate Net sales through our temporary Express store locations. Based on sales, we are the largest specialty retailer of toys in the United States and Puerto Rico. Domestic Net sales were $8.6 billion for fiscal 2010, which accounts for 62% of our consolidated Net sales.

•

International – Our International segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 524 owned and 220 licensed stores in 33 countries and jurisdictions and through the Internet. In addition to fees received from licensed stores, International Net sales in fiscal 2010 were derived from 389 traditional toy stores (including seven BRU Express formats), 117 SBS stores and 18 juvenile stores. Additionally, we generate Net sales through our temporary Express store locations. Our operated stores are in Australia, Austria, Canada, France, Germany, Japan, Portugal, Spain, Switzerland and the United Kingdom. International Net sales were $5.3 billion for fiscal 2010, which accounts for 38% of our consolidated Net sales.

Strengths

We believe we offer our guests the most comprehensive year-round selection of merchandise in the retail toy and juvenile categories through our “R” Us branded stores and through the Internet. On average, our Domestic and International stores offer approximately 11,000 and 9,000 items year-round, respectively. Express stores, due to their size, typically carry approximately 1,500 items. We believe that our differentiated product assortment, proportionately higher private label and exclusively licensed product offerings, and quality service levels enable us to command a reputation as the shopping destination for toys and juvenile (including baby) products. We seek to differentiate ourselves from our competitors in several key areas, including product selection, product presentation, service, in-store experience and marketing. We are able to provide vendors with a year-round distribution outlet for the broadest assortment of their products. We continue to grow and strengthen our Domestic and International segments by:

•	focusing on the expansion of our juvenile product offerings through our SBS, SSBS, BRU Express and Juvenile Expansion store formats;

•	expanding our presence during the holiday season through temporary Express stores in malls and shopping centers;

•	enhancing our product offerings and adding private label and exclusive products to our mix including unique and exceptional items sold through the FAO Schwarz brand;

•	offering value to customers through a convenient multi-channel (store and Internet) shopping experience;

•	renovating and updating or relocating our existing stores to enhance the shopping experience and continually reviewing the market for new store opportunities;

•	reaching customers, through differentiated value propositions, with our portfolio of e-commerce brands;

•	achieving a high degree of customer interaction by leveraging our comprehensive, state-of-the-art baby registry and birthday club in the United States and our world-wide Rewards “R” Us program; and

•	continuing to refine our in-store guest experience and improving customer service.

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

•

Juvenile — focused on serving newborns and children up to four years of age. Offer a broad array of products, such as baby gear, infant care products, apparel, commodities, furniture, bedding, room décor and infant toys;

•

Learning — educational electronics and developmental toys, such as our Imaginarium products in the United States and World of Imagination products at our International locations, and pre-school merchandise which includes learning products, activities and toys; and

•

Seasonal — toys and other products geared toward holidays (including Christmas, Hanukkah, Three Kings, Carnival, Easter, Golden Week and Halloween) and summer activities, as well as bikes, sporting goods, play sets and other outdoor products.

We offer a wide selection of popular national toy and juvenile brands including many products that are exclusively offered at, or launched at, our stores. Over the past few years, we have worked with key resources to obtain exclusive products and expand our private label brands enabling us to earn higher margins and offer products that our customers will not find elsewhere. We offer a broad selection of private label merchandise under names such as Babies “R” Us, KOALA BABY, IMAGINARIUM, AVIGO, FAST LANE, YOU & ME, JUST LIKE HOME and FAO SCHWARZ in our stores. We believe these private label brands provide a platform on which we can expand our product offerings in the future and will further differentiate our products and allow us to enhance profitability. In fiscal 2010, we opened a sourcing office in China to work with our vendors and expand our private label product offerings.

Marketing

We believe that we have achieved our leading market position largely as a result of building highly recognized brand names, strong loyalty programs and delivering superior service to our customers. We use a variety of broad-based and targeted marketing and advertising strategies to reach consumers. These strategies include mass marketing programs such as direct mail, e-mail marketing, targeted magazine advertisements, catalogs/rotos and other inserts in national or local newspapers, national television and radio broadcasts, targeted door-to-door distribution, direct mailings to loyalty program members and in-store marketing. Our most significant single piece of advertising is the “Big Book” promotional catalog release, which is distributed through direct mail, newspapers and in-stores during the fourth quarter holiday selling season.

Our direct marketing program for the specialty juvenile market includes mailings to expecting mothers and new parents. In addition, we offer unique benefits such as loyalty programs to our customers, including the Rewards “R” Us program, which provides customers with a variety of exclusive one-time and ongoing benefits, and Geoffrey’s Birthday Club, which provides members with exciting birthday surprises.

Our comprehensive baby registry offered in our stores and on the Internet allows an expectant parent to list desired products and enables gift-givers to tailor purchases to the expectant parent’s specific needs and wishes. Our baby registry also facilitates our direct marketing and customer relationship initiatives.

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

Customer Service

Compared with multi-line mass merchandisers, we believe we are able to provide superior service to our customers through our highly trained sales force. We train our store associates extensively to deepen their product knowledge and enhance their targeted selling skills in order to improve customer service in our stores. We are continually working to improve the allocation of products within our stores and reduce waiting times at checkout counters. For the added convenience of our customers, we offer a layaway program and in select stores we provide a home delivery program.

In addition to our baby registry, we offer a variety of helpful publications and innovative programs and services for the expectant parent, including frequent in-store product demonstrations.

Safety Focus

We have taken a leadership position on safety. We believe that we have put in place industry-leading product safety standards that meet or exceed United States federally mandated and/or global regulatory requirements in the countries in which we operate. In addition, through our dedicated safety micro site, safety boards in stores, e-mail blasts and partnerships with noted safety experts and organizations, we provide resources that are used by parents, grandparents and childcare providers to ensure they have the most up-to-date information on product safety and recalls.

Corporate Philanthropy and Community Service

We are proud to have a long tradition at Toys “R” Us of supporting numerous children’s charities. Toys “R” Us Children’s Fund Inc., a non-profit organization, and Toys “R” Us, Inc. have contributed millions of dollars to charities that help keep children safe and help them in times of need. We actively support charities such as the Marine Toys For Tots Foundation, Autism Speaks and Save the Children, among others. Each year the Company also produces a special toy selection guide for differently-abled children. The Company encourages its employees to become active in charitable endeavors by matching contributions they make to charities of their choice. The Company also manages the Geoffrey Fund, Inc., a non-profit organization. The Geoffrey Fund’s sole purpose is to provide assistance to employees affected by natural and personal disasters and relies on donations from employees and funds from the Company to carry out its mission.

Market and Competition

We are the leading global specialty retailer of toys and juvenile products as measured by net sales. As a specialty retailer, we are able to focus solely on the toys and juvenile products market. We operate in an attractive industry that has proven to be resilient due to the demand for toys and juvenile (including baby) products, driven by the desire of families to spend on their children and by population growth.

In these markets, we compete with mass merchandisers, such as Wal-Mart, Target and Kmart; consumer electronics retailers, such as Best Buy and GameStop; Internet and catalog businesses, such as Amazon.com (“Amazon”); national and regional specialty, department and discount store chains; as well as local retailers in the geographic areas we serve. Our baby registry competes with baby registries of mass merchandisers, other specialty retail formats and regional retailers.

In the International toy and electronics markets, we compete with mass merchandisers, discounters and specialty retailers such as Argos, Auchan, Bic Camera, Carrefour, El Corte Ingles, King Jouet, Mothercare, Spielmax, Wal-Mart, Yamada Dinky, Yodobashi, and Zellers. The mass merchandisers and discounters aggressively price items in the traditional toy and electronic product categories with larger dedicated selling space during the holiday season in order to build traffic for other store departments.

We believe the principal competitive factors in the specialty toy, juvenile (including baby) and video game products markets are product variety, quality, safety, availability, price, advertising and promotion, convenience or store location and customer support and service. We believe we are able to effectively compete by providing a broader range of merchandise, maintaining in-stock positions, as well as convenient locations, superior customer service and competitive pricing.

Seasonality

Our global business is highly seasonal with sales and earnings highest in the fourth quarter due to the fourth quarter holiday selling season. During fiscals 2010, 2009 and 2008 approximately 43%, 43% and 40%, respectively, of our total Net sales were generated in the fourth quarter. It is typically the case that we incur net losses in each of the first three quarters of the year, with a substantial portion of our cash flows from operations being generated in the fourth quarter. We seek to continuously improve our ability to manage the numerous demands of a highly seasonal business, from the areas of product sourcing and distribution, to the challenges of delivering high sales volumes and excellent customer service during peak business periods. Over the past 60 years, we have developed substantial experience and expertise in managing the increased demand during the holiday season which we believe favorably differentiates us from our competition.

License Agreements

We have license agreements with unaffiliated third party operators located outside the United States. The agreements are largely structured with royalty income paid as a percentage of sales for the use of our trademarks, trade name and branding. While this business format remains a small piece of our overall International business operations, we continue to look for opportunities for market expansion. Our preferred approach is to open stores in our successful Company operated format, but we may choose partnerships or licensed arrangements where we believe business climate and risks may dictate.

Geographic Distribution of Domestic Stores

The following table sets forth the location of our Domestic stores as of January 29, 2011:

Location	Number of Stores
Alabama	9
Alaska	1
Arizona	15
Arkansas	5
California	109
Colorado	10
Connecticut	14
Delaware	3
Florida	59
Georgia	28
Hawaii	2
Idaho	3
Illinois	39
Indiana	17
Iowa	7
Kansas	6
Kentucky	10
Louisiana	10
Maine	3
Maryland	19
Massachusetts	21
Michigan	32
Minnesota	11
Mississippi	5
Missouri	16
Montana	1
Nebraska	4
Nevada	9
New Hampshire	7
New Jersey	43
New Mexico	3
New York	62
North Carolina	21
North Dakota	1
Ohio	37
Oklahoma	7
Oregon	8
Pennsylvania	47
Rhode Island	2
South Carolina	10
South Dakota	2
Tennessee	17
Texas	59
Utah	8
Vermont	1
Virginia	27
Washington	15
West Virginia	4
Wisconsin	11
Puerto Rico	8

Total (1)	868

(1)

This includes 19 Express stores that each have a cumulative lease term of at least two years and excludes the remaining 60 temporary Express store locations which remained open as of January 29, 2011. At the peak of this initiative in fiscal 2010, there were 615 Express stores open Domestically.

Geographic Distribution of International Stores

The following table sets forth the location of our International operated stores as of January 29, 2011:

Location	Number of Stores Operated
Australia	36
Austria	14
Canada	70
France	42
Germany	58
Japan	167
Portugal	8
Spain	46
Switzerland	7
United Kingdom	76

Total (1)	524

(1)	This excludes the 16 temporary Express store locations which remained open as of January 29, 2011. At the peak of this initiative in fiscal 2010, there were 41 Express stores open Internationally.

The following table sets forth the location of our International licensed stores as of January 29, 2011:

Location	Number of Stores Licensed
Bahrain	1
China	20
Denmark	15
Egypt	4
Finland	4
Hong Kong	11
Iceland	3
Israel	22
Kuwait	1
Macau	1
Malaysia	18
Norway	8
Oman	1
Philippines	12
Qatar	1
Saudi Arabia	10
Singapore	6
South Africa	25
South Korea	10
Sweden	16
Taiwan	18
Thailand	7
United Arab Emirates	6

Total	220

Employees

As of January 29, 2011, we employed approximately 71,000 full-time and part-time individuals worldwide, with approximately 47,000 in the United States and 24,000 internationally. These numbers do not include the individuals employed by licensees of our stores. Due to the seasonality of our business, we employed approximately 123,000 full-time and part-time employees during the fiscal 2010 holiday season. We consider the relationships with our employees to be positive. We believe that the benefits offered to our employees are competitive in relation to those offered by other companies in the retail sector.

Distribution

We operate 18 distribution centers including 9 that support our Domestic retail stores and 9 that support our International retail stores (excluding licensed operations). These distribution centers employ warehouse management systems and material handling equipment that help to minimize overall inventory levels and distribution costs. We believe the flexibility afforded by our warehouse/distribution system and by our operation of the fleet of trucks used to distribute merchandise provide us with operating efficiencies and the ability to maintain a superior in-stock inventory position at our stores. We continuously seek to improve our supply chain management, optimize our inventory assortment and upgrade our automated replenishment system to improve inventory turnover.

To support delivery of products sold through our websites, we have an agreement with Exel, Inc., a leading North American contract logistics provider, who provides warehousing and fulfillment services for our Internet operations in the United States. We utilize various third party providers who furnish similar services in our international markets.

Our Vendors

We procure the merchandise that we offer to our customers from a wide variety of domestic and international vendors. As of fiscal 2010, we had approximately 3,500 active vendor relationships. For fiscal 2010, our top 20 vendors worldwide, based on our purchase volume in U.S. dollars, represented approximately 40% of the total products we purchased. In fiscal 2010, we opened a sourcing office in China to work with our vendors and expand our private label product offering.

Given our market leadership position, we have been able to develop strategic partnerships with many of our vendors. We provide vendors with a year-round platform for their brand and let them use our stores to test their products, giving vendors a meaningful opportunity to display new merchandise and reach consumers throughout the year. We use our New York City flagship stores (our Toys “R” Us Times Square store, our FAO Schwarz 5th Avenue store and our Babies “R” Us Union Square store) as venues to introduce new products. In addition, we are able to provide our vendors with a wide variety of data on global sales trends and marketing guidance and support, as well as early feedback on their product development initiatives through the depth and longevity of our experienced merchandising team. In return, we obtain greater access to products in demand, support for advertising and marketing efforts, and exclusive access to merchandise.

Financial Information About Our Segments

Financial information about our segments and our operations in different geographical areas for the last three fiscal years is set forth in Note 12 to the Consolidated Financial Statements entitled “SEGMENTS.”

Trademarks and Licensing

“TOYS “R” US®”, “BABIES “R” US®”, “IMAGINARIUM®”, “GEOFFREY®”, “KOALA BABY®”, “ANIMAL ALLEY®”, “FAST LANE®”, “DREAM DAZZLERS®”, “ESPECIALLY FOR BABY®”, “YOU AND ME®”, the reverse “R” monogram logo and the Geoffrey character logo, as well as variations of our family of “R” Us marks, either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many other countries. These trademarks are material to our business operations. In addition, we own the United States trademarks (along with certain trademark rights in other countries) associated with eToys.com, babyuniverse.com and KB Toys. We also own the exclusive right and license to use the FAO SCHWARZ trademarks.

Available Information

Our investor relations website is Toysrusinc.com. On this website under “INVESTOR RELATIONS, SEC FILINGS,” we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports as soon as reasonably practicable after we electronically file with the Securities and Exchange Commission (“SEC”).

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

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Risks Relating to Our Business

Our business is highly seasonal, and our financial performance depends on the results of the fourth quarter of each fiscal year and, as a result, our operating results could be materially adversely affected if we achieve less than satisfactory sales prior to or during the holiday season.

Our business is highly seasonal. During fiscals 2010, 2009 and 2008 approximately 43%, 43% and 40%, respectively, of our total Net sales were generated in the fourth quarter. It is typically the case that we incur net losses in each of the first three quarters of the year, with a substantial portion of our cash flows from operations being generated in the fourth quarter. As a result, we depend significantly upon the fourth quarter holiday selling season. If we achieve less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, we may not be able to compensate sufficiently for the lower sales, operating earnings or cash flows from operating activities during the first three quarters of the fiscal year. Our results in any given period may be affected by dates on which important holidays fall and the shopping patterns relating to those holidays. Additionally, the concentrated nature of our seasonal sales means that the Company’s operating results could be materially adversely affected by natural disasters and labor strikes, work stoppages, terrorist acts or disruptive global political events, prior to or during the holiday season, as described below.

Our industry is highly competitive and competitive conditions may adversely affect our revenues and overall profitability.

The retail industry is highly and increasingly competitive and our results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, additional competitor store openings and other factors. As a specialty retailer that primarily focuses on toys and juvenile products we compete with discount and mass merchandisers, such as Wal-Mart and Target, electronics retailers, national and regional specialty chains, as well as local retailers in the geographic areas we serve. We also compete with national and local discount stores, department stores, supermarkets and warehouse clubs, as well as Internet and catalog businesses. We may be vulnerable to the special competitive pressures from the growing e-commerce activity in the market, both as they may impact our own e-commerce business, and as they may impact the operating results and investment values of our existing physical stores. Competition is principally based on product variety, quality, availability, price, convenience or store location, advertising and promotion, customer support and service. We believe that some of our competitors in the toys market and juvenile products market, as well as in the other markets in which we compete, have a larger market share than our market share. In addition, some of our competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.

Much of the merchandise we sell is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to increase sales and build traffic for other store departments. Our business is vulnerable to shifts in demand and pricing, as well as consumer preferences. Competition in the video game market has increased in recent years as mass merchandisers have expanded their offerings in this market, and as alternative sales channels (such as the Internet) have grown in importance.

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

We have significant liquidity and capital requirements. Among other things, the seasonality of our businesses requires us to purchase merchandise well in advance of the fourth quarter holiday selling season. We depend on our ability to generate cash flows from operating activities, as well as on borrowings under our revolving credit facilities and our credit lines, to finance the carrying costs of this inventory and to pay for capital expenditures and operating expenses. As of January 29, 2011, we had outstanding borrowings of $17 million under the Toys “R” Us – Japan, Ltd. (“Toys – Japan”) unsecured credit lines and no outstanding borrowings under the $1.85 billion secured revolving credit facility (“ABL Facility”) and the European and Australian asset-based revolving credit facility (the “European ABL”). For fiscal 2010, peak borrowings under our various credit lines were $793 million as we purchased merchandise for the fourth quarter holiday selling season. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could have a significant negative effect on our business. In addition, any adverse change to our credit ratings could negatively impact our ability to refinance our debt on satisfactory terms and could have the effect of increasing our financing costs. While we believe we currently have adequate sources of funds to provide for our ongoing operations and capital requirements for the next 12 months, any inability on our part to have future access to financing, when needed, would have a negative effect on our business.

A loss of, or reduction in, trade credit from our vendors could reduce our liquidity, increase our working capital needs and/or limit our ability to purchase products.

Trade credit from our vendors is an important source of financing for the acquisition of the inventory we sell in our stores. Accordingly, the loss of, or reduction in, trade credit could have a significant adverse impact on our inventory levels and operating cash flow and negatively impact our liquidity. Our vendors may seek credit insurance to protect against non-payment of amounts due to them. If credit insurance is not available to vendors at reasonable terms or at all, vendors may demand accelerated payment of amounts due to them or require advance payments or letters of credit before goods are shipped to us. Any adverse changes in our trade credit for these or other reasons could increase the costs to us of financing our inventory or negatively impact our ability to deliver products to our customers, which could in turn negatively affect our financial performance.

We may not retain or attract customers if we fail to successfully implement our strategic initiatives, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.

We continue to implement a series of customer-oriented strategic programs designed to differentiate and strengthen our core merchandise content and service levels and to expand and enhance our merchandise offerings. We seek to improve the effectiveness of our marketing and advertising programs for our “R” Us stores and on-line business. The success of these and other initiatives will depend on various factors, including the implementation of our growth strategy, the appeal of our store formats, our ability to offer new products to customers, our financial condition, our ability to respond to changing consumer preferences and competitive and economic conditions. We continuously endeavor to minimize our operating expenses, without adversely affecting the profitability of the business. If we fail to implement successfully some or all of our strategic initiatives, we may be unable to retain or attract customers, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.

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

Sales of video games and video game systems, which have accounted for 9%, 11% and 14% of our annual net sales for fiscals 2010, 2009 and 2008, respectively, have been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game systems, sales of these systems and related software and accessories generally increase due to initial demand, while sales of older systems and related products generally decrease. Moreover, competition within the video game market has increased in recent years and, due to the large size of this product category, fluctuations in this market could have a material adverse impact on our sales and profits trends. Additionally, if video game system manufacturers fail to develop new hardware systems, or if new video products are sold in channels other than traditional retail stores, including through direct online distribution to customers, our sales of video game products could decline, which would negatively impact our financial performance.

The success and expansion of our on-line business depends on our ability to provide quality service to our Internet customers and if we are not able to provide such services, our future growth will be adversely affected.

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

•	breaches of Internet security;

•	failure of our Internet service providers to perform their services properly and in a timely and efficient manner;

•	failures in our Internet infrastructure or the failure of systems or third parties, such as telephone or electric power service, resulting in website downtime or other problems;

•	failure by us to process on-line customer orders properly and on time, which may negatively impact future on-line and in-store purchases by such customers; and

•	failure by our service provider to provide warehousing and fulfillment services, which may negatively impact future on-line and in store purchases by customers.

If we are not able to provide satisfactory service to our Internet customers, our future growth will be adversely affected. Further, we may be vulnerable to the special competitive pressures from the growing e-commerce activity in our market, both as they may impact our own e-commerce business, and as they may impact the operating results and investment values of our existing physical stores.

We depend on key vendors to supply the merchandise that we sell to our customers and our vendors’ failure to supply quality merchandise in a timely manner may damage our reputation and brands and harm our business.

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

As of fiscal 2010, we had approximately 3,500 active vendor relationships through which we procure the merchandise that we offer to our guests. For fiscal 2010, our top 20 vendors worldwide, based on our purchase volume in U.S. dollars, represented approximately 40% of the total products we purchased. An inability to acquire suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on our business and operating results and could cause us to miss products that we feel are important to our assortment. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.

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

If our vendors fail to provide promotional support consistent with past levels, our sales, earnings and cash flow could be adversely affected.

Our vendors typically provide us with promotional support for the sale of their products in our store and on our website. We also receive allowances for volume-related purchases. As part of this support, we receive allowances, payments and credits from the vendors which reduces our cost of goods sold, supports the promotion and merchandising of the products we sell and drives sales at our stores and on our website. We cannot assure you that vendors will continue to provide this support consistent with past levels. If our vendors fail to do so, our sales, earnings and cash flow could be adversely affected.

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

If current store locations become unattractive, and attractive new locations are not available for a reasonable price, our ability to implement our growth strategy will be adversely affected.

The success of any store depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where stores are located could decline in the future, resulting in potentially reduced sales in these locations. If we cannot obtain desirable locations at reasonable prices, our ability to implement our growth strategy will be adversely affected.

We have substantial obligations under long-term leases that could adversely affect our financial condition and prevent us from fulfilling our obligations.

As of January 29, 2011, we leased 1,023 of our properties from third-parties pursuant to long-term space and ground leases. Total rent expense, net of sublease income, was $570 million, $519 million and $503 million for fiscals 2010, 2009 and 2008, respectively, and is expected to be approximately $566 million for fiscal 2011. Many of our leases provide for scheduled increases in rent. The substantial obligations under our leases could further exacerbate the risks described below under “Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our various debt instruments and/or our other obligations.”

If we are unable to renew or replace our current store leases or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases are terminated prior to expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

We currently have ground and store leasehold interests in approximately 73% of our domestic and international store locations. Most of our current leases provide for our unilateral option to renew for several additional rental periods at specific rental rates. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional store locations could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.

Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations which could negatively impact our financial condition and results of operations.

We conduct a significant portion of our business outside the United States. For fiscals 2010, 2009 and 2008, approximately 38%, 39% and 38% of our Net sales, respectively, were generated outside the United States. In addition, as of January 29, 2011 and January 30, 2010, approximately 37% and 36% of our long-lived assets, respectively, were located outside of the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including the challenges of different economic conditions in each of the countries, possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies as described below, political instability and restrictive governmental actions.

Our business is subject to fluctuations in foreign currency exchange rates and such fluctuations may have a material adverse effect on our business, financial condition and results of operations.

Exchange rate fluctuations may affect the translated value of our earnings and cash flow associated with our international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States where we operate stores, we generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. In many countries where we do not operate stores, our licensees pay royalties in U.S. dollars. However, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in exchange rates. In fiscal years 2010, 2009 and 2008, 38%, 39% and 38% of our Net sales, respectively, were completed in a currency other than the U.S. dollar, the majority of which were denominated in yen, euros, canadian dollars and pounds. In fiscal 2010, our reported operating earnings would have decreased or increased $37 million if all foreign currencies uniformly weakened or strengthened by 10% relative to the U.S. dollar.

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

We rely on our ability to replenish depleted inventory in our stores through deliveries to our distribution centers from vendors and then from the distribution centers or direct ship vendors to our stores by various means of transportation, including shipments by sea, rail, air and truck. Unexpected delays in those deliveries or increases in transportation costs (including from increased fuel costs) could significantly decrease our ability to make sales and earn profits. In addition, labor shortages or labor disagreements in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business.

Product safety issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.

The products we sell in our stores are subject to regulation by the federal Consumer Product Safety Commission and similar state and international regulatory authorities. As a result, such products have been and could be in the future subject to recalls and other remedial actions. Product safety concerns may require us to voluntarily remove selected products from our stores. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, which could have a material adverse effect on our financial condition.

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

We are subject to numerous regulatory and legal requirements. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Federal Trade Commission, the Sarbanes-Oxley Act of 2002 and the SEC. In addition, our business activities require us to comply with complex regulatory and legal issues on a local, national and worldwide basis (including, in some cases, more stringent local labor law or regulations). Failure to comply with such laws and regulations could adversely affect our operations and financial results, involve significant expense and divert management’s attention and resources from other matters, which in turn could harm our business.

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

Additionally, a compromise of our security systems (or a design flaw in our system environment) could result in unauthorized access to certain personal information about our customers (including credit card information) which could adversely affect our reputation with our customers and others, as well as our operations, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems.

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

On March 11, 2011, earthquakes followed by tsunamis hit the Northeast coast of Japan, causing significant damage in the surrounding region, including a number of our stores. As of March 23, 2011, six of our Japanese stores remain closed. In addition to the damage and store closings, the concurrent disruption of transportation systems and fuel and power shortages in Japan is likely to have a negative impact on our ability to accept vendor deliveries and conduct business activities in Japan and our Japanese stores’ operating performance.

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

Because of our extensive international operations, we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The United States Foreign Corrupt Practices Act, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

International events could delay or prevent the delivery of products to our stores, which could negatively affect our sales and profitability.

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

We may experience fluctuations in our tax obligations and effective tax rate, which could materially and adversely affect our results of operations.

We are subject to taxes in the United States and numerous international jurisdictions. We record tax expense based on current tax payments and our estimates of future tax payments, which include reserves for estimates of probable settlements of international and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction or by changes to existing accounting rules or regulations. Fluctuations in our tax obligations and effective tax rate could materially and adversely affect our results of operations.

Changes to accounting rules or regulations may adversely affect our results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, the SEC is currently considering whether issuers in the United States should be required to prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”) instead of accounting principles generally accepted in the United States (“GAAP”). IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (“IASB”). The SEC has indicated that it will decide in 2011 whether IFRS will be required for issuers in the United States. Additionally, the Financial Accounting Standards Board (“FASB”) is considering various changes to GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards. For instance, the FASB and IASB have issued an exposure draft that would require us to record lease obligations on our balance sheet and make other changes to our financial statements. These and other future changes to accounting rules or regulations may materially adversely affect our results of operations and financial position.

Our total assets include goodwill and substantial amounts of property and equipment. Changes to estimates or projections related to such assets, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges that could adversely affect our results of operations.

Our total assets include substantial amounts of property, equipment and goodwill. We make certain estimates and projections in connection with impairment analyses for these assets, in accordance with FASB Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment” (“ASC 360”), and ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). We also review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360 or ASC 350. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations would be adversely affected.

We may from time to time pursue acquisitions, which could have an adverse impact on our business, as could the integration of the businesses following acquisition.

We may from time to time acquire complementary companies or businesses. Acquisitions may result in unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with our Company, which may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, technology, financial systems, distribution and general business operations and procedures. We cannot assure you that any acquisition we make will be successful and our operating results may be adversely impacted by the integration of a new business and its financial results.

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our various debt instruments.

We are highly leveraged. As of January 29, 2011, our total indebtedness was $5.3 billion, of which $2.8 billion was secured indebtedness and $2.0 billion of which matures before the end of fiscal 2013. Our substantial indebtedness could have significant consequences, including, among others, the following:

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flows from operating activities to be dedicated to the payment of principal and interest on our indebtedness, and as a result, reducing our ability to use our cash flows to fund our operations and capital expenditures, capitalize on future business opportunities, expand our business and execute our strategy;

•

increasing the difficulty for us to make scheduled payments on our outstanding debt, as our business may not be able to generate sufficient cash flows from operating activities to meet our debt service obligations;

•	exposing us to the risk of increased interest expense due to changes in borrowing spreads and short-term interest rates;

•	causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements and general, corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and reacting to competitive pressure, placing us at a competitive disadvantage compared to our competitors who are less leveraged.

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

Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. As specified in certain of our subsidiaries’ debt agreements, there are restrictions on our ability to obtain funds from our subsidiaries through dividends, loans or advances. The agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions, and may adversely affect our ability to operate our business. Among other things, these covenants limit our and our subsidiaries’ ability to:

•	incur certain additional indebtedness;

•	transfer money between the parent company and our various subsidiaries;

•	pay dividends on, repurchase or make distributions with respect to our or our subsidiaries’ capital stock or make other restricted payments;

•	issue stock of subsidiaries;

•	make certain investments, loans or advances;

•	transfer and sell certain assets;

•	create or permit liens on assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	amend certain documents.

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

The following summarizes our worldwide operating stores and distribution centers as of January 29, 2011 (excluding licensed operations in our International segment):

	Owned	Ground Leased (1)	Leased (2)	Total	Total Gross Square Feet (3) (In millions)
Stores:
Domestic	297	230	341	868	35
International	78	26	420	524	19

	375	256	761	1,392	54
Distribution Centers:
Domestic	7	—	2	9	7
International	5	—	4	9	4

	12	—	6	18	11

Total Operating Stores and Distribution Centers	387	256	767	1,410	65

(1)	Owned buildings on leased land.
(2)

This includes 19 Express stores within our Domestic segment that each have a cumulative lease term of at least two years and excludes the remaining 76 temporary Express store locations which remained open as of January 29, 2011. At the peak of this initiative in fiscal 2010, there were 615 Domestic and 41 International Express stores open.

(3)	Represents total square footage occupied, excluding any space dedicated to mezzanines (with the exception of our flagship stores), catwalks, parking lots and decks.

See also the sections of Item 1 entitled “Geographic Distribution of Domestic Stores” and “Geographic Distribution of International Stores” of this Annual Report on Form 10-K.

As described above, a significant part of our properties are ground leased (i.e. properties where we own the building but we do not retain fee ownership in the underlying land) or space leased (i.e. we lease a store from a property owner). We lease properties from unrelated third parties, pursuant to leases that vary as to their terms, rental provisions and expiration dates. Substantially all of our leases are considered triple-net leases, which require us to pay all costs and expenses arising in connection with the ownership, operation, leasing, use, maintenance and repair of these properties. These costs include real estate taxes and assessments, utility charges, license and permit fees and insurance premiums, among other things. Virtually all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions. In addition, many of our leases include early termination options, which we may exercise under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property. A portion of our leased stores have contingent rentals, where the lease payments depend on factors that are not measurable at the inception of the lease, such as future sales volume. Contingent rent expense was $12 million, $10 million and $9 million for fiscals 2010, 2009 and 2008, respectively.

We own our headquarters, comprising approximately 585,000 square feet of space, in Wayne, New Jersey.

As of January 29, 2011, we maintained 121 former stores that are no longer part of our operations. Approximately half of these surplus facilities are owned and the remaining locations are leased. We have tenants in more than half of these facilities, and we continue to market those facilities without tenants for disposition or leasing opportunities. The net costs associated with these facilities are reflected in our Consolidated Financial Statements, but the number of surplus facilities is not included above.

Portions of our debt are secured by direct and indirect interests in certain of our properties. See Note 2 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for further details.

We believe that our current operating stores and distribution centers are adequate to support our business operations.

ITEM 3.	LEGAL PROCEEDINGS

On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two Internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third Internet retailer filed a similar action and another consumer class action was commenced making similar allegations involving most of the same Defendants. In January 2011, the parties in the consumer class actions referenced above entered into a settlement agreement, which has been preliminarily approved by the District Court. As part of the settlement, in March 2011 the Company made a payment of approximately $17 million towards the overall settlement. In addition, in January 2011, the plaintiffs, the Company and certain other Defendants in the Internet retailer actions referenced above entered into a settlement agreement pursuant to which the Company made a payment of approximately $5 million towards the overall settlement. In addition, on or about November 23, 2010, the Company entered into a Stipulation with the Federal Trade Commission (“FTC”) ending the FTC’s investigation related to the Company’s compliance with a 1998 FTC Final Order and settling all claims in full. Pursuant to the settlement, the Company will pay approximately $1 million as a civil penalty.

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

Our shares of common stock, $0.001 par value (“Common Stock”) are privately held by our Sponsors, our officers, certain employees and a private investor and there is no established public trading market for our Common Stock. As of January 29, 2011, there were approximately 84 holders of our Common Stock. During fiscals 2010, 2009 and 2008, no dividends were paid out to shareholders. See Note 2 to our Consolidated Financial Statements entitled “LONG-TERM DEBT” for a discussion of our debt agreements which restrict our ability to obtain funds from certain of our subsidiaries through dividends, loans or advances.

On November 30, 2010, a former employee exercised 10,569 options on a net settlement basis, which resulted in the issuance of 3,134 shares of Common Stock to this individual, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Years Ended (1)
(In millions, except share data and number of stores)	January 29, 2011		January 30, 2010		January 31, 2009		February 2, 2008		February 3, 2007
Operations
Net sales	$13,864		$13,568		$13,724		$13,794		$13,050
Net earnings (2)(3)	167	(4)	304	(5)	211	(6)(7)	155	(7)	108
Net earnings attributable to Toys “R” Us, Inc. (2)(3)	168	(4)	312	(5)	218	(6)(7)	153	(7)	109

Per Share Data
Earnings per common share attributable to Toys “R” Us, Inc.
Basic	$3.43		$6.37		$4.45		$3.13		$2.24
Diluted	3.36		6.33		4.43		3.11		2.22
Weighted average shares used in computing per share amounts
Basic earnings per common share	48,941,118		48,962,152		48,936,391		48,829,385		48,754,772
Diluted earnings per common share	49,981,504		49,304,963		49,226,421		49,186,860		49,136,115

Financial Position at Year End
Working capital	$534		$619		$617		$685		$347
Property and equipment, net	4,061		4,084		4,187		4,385		4,333
Total assets	8,832		8,577		8,411		8,952		8,295
Long-term debt (8)	4,718		5,034		5,447		5,824		5,772
Total equity (deficit)	343		117		(152)		(235)		(540)

Other Financial and Operating Data
Number of stores - Domestic (at period end)	868		849		846		845		837
Number of stores - International - Operated (at period end)	524		514		504		504		488
Total operated stores (at period end)	1,392		1,363		1,350		1,349		1,325
Number of stores - International - Licensed (at period end)	220		203		209		211		190
Adjusted EBITDA (9)	$1,109		$1,130		$990		$1,095		$982

(1)

Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. With the exception of fiscal 2006, which included 53 weeks, all other fiscal years presented are based on a 52 week period.

(2)	Includes the impact of restructuring and other charges. See Note 10 to our Consolidated Financial Statements entitled “RESTRUCTURING AND OTHER CHARGES” for further information.
(3)

Includes $20 million, $20 million, $78 million, $17 million and $15 million of pre-tax gift card breakage income in fiscals 2010, 2009, 2008, 2007 and 2006, respectively. Also includes $11 million of pre-tax gift card dormancy income in fiscal 2006. See Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Includes pre-tax impairment losses on long-lived assets of $11 million, $7 million, $33 million, $13 million and $5 million in fiscals 2010, 2009, 2008, 2007 and 2006, respectively. See Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Includes the pre-tax impact of net gains on sales of properties of $10 million, $6 million, $5 million, $33 million and $110 million in fiscals 2010, 2009, 2008, 2007 and 2006, respectively. See Note 5 to our Consolidated Financial Statements entitled “PROPERTY AND EQUIPMENT” for further details.

(4)

Includes $23 million in pre-tax litigation settlement expenses for certain legal matters. See Note 15 to our Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details.

Includes a $16 million pre-tax non-cash cumulative correction of prior period straight-line lease accounting. See Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Includes a $6 million pre-tax incremental compensation expense related to the repurchase of awards by the company upon termination.

Includes $6 million in pre-tax state and city property transfer taxes recognized in fiscal 2010 related to the merger transaction in fiscal 2005.

(5)

Includes a $51 million pre-tax gain related to the litigation settlement with Amazon. See Note 15 to our Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details.

(6)

Includes a $39 million pre-tax gain related to the substantial liquidation of the operations of TRU (HK) Limited, our wholly-owned subsidiary. See Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

(7)

Includes a contract termination payment of $19 million related to the pre-tax settlement between Toys-Japan and McDonald’s Holding Company (Japan), Ltd. (“McDonald’s Japan”) in fiscal 2008. A $5 million pre-tax reserve had previously been established in fiscal 2007.

(8)	Excludes current portion of long-term debt. See Note 2 to our Consolidated Financial Statements entitled “LONG-TERM DEBT” for further details.
(9)

Adjusted EBITDA is defined as EBITDA (earnings before net interest income (expense), income tax (benefit) expense , depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance. Although the nature of many of these income and expense items is recurring, we have historically excluded such impact from internal performance assessments. We believe that excluding items such as sponsors’ management and advisory fees, asset impairment charges, restructuring charges, impact of litigation, non-controlling interest, gain on sale of properties, gift card breakage accounting change and the other charges specified below, helps investors compare our operating performance with our results in prior periods. We believe it is appropriate to exclude these items as they are not related to ongoing operating performance and, therefore, limit comparability between periods and between us and similar companies.

We believe Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Investors of the Company regularly request Adjusted EBITDA as a supplemental analytical measure to, and in conjunction with, the Company’s GAAP financial data. We understand that these investors use Adjusted EBITDA, among other things, to assess our period-to-period operating performance and to gain insight into the manner in which management analyzes operating performance.

In addition, we believe that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA and Adjusted EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. We use these non-GAAP financial measures for planning and forecasting and measuring results against the forecast and in certain cases we use similar measures for bonus targets for certain of our employees. Using several measures to evaluate the business allows us and investors to assess our relative performance.

Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies, even in the same industry, may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. The Company does not, and investors should not, place undue reliance on EBITDA or Adjusted EBITDA as measures of operating performance.

Reconciliation of Net earnings attributable to Toys “R” Us, Inc. to EBITDA and Adjusted EBITDA is as follows:

	Fiscal Years Ended
(In millions)	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007
Net earnings attributable to Toys “R” Us, Inc.	$168	$312	$218	$153	$109
Add:
Income tax (benefit) expense	(35)	40	7	65	35
Interest expense, net	514	440	403	476	506
Depreciation and amortization	388	376	399	394	409

EBITDA	1,035	1,168	1,027	1,088	1,059
Adjustments:
Litigation settlement expenses (a)	23	—	—	—	—
Sponsors management and advisory fees (b)	20	15	18	18	20
Prior period lease accounting (c)	16	—	—	—	—
Impairment on long-lived assets (d)	11	7	33	13	5
Compensation expense (e)	6	—	—	—	—
Transfer taxes (f)	6	—	—	—	—
Restructuring (g)	3	5	8	2	9
Gain on sale of properties (h)	(10)	(6)	(5)	(33)	(110)
Net (loss) gain attributable to noncontrolling interest (i)	(1)	(8)	(7)	2	(1)
Gain on settlement on litigation (j)	—	(51)	—	—	—
McDonald’s Japan contract termination (k)	—	—	14	5	—
Gift card breakage accounting change (l)	—	—	(59)	—	—
Gain on liquidation of TRU (HK) Limited (m)	—	—	(39)	—	—

Adjusted EBITDA	$1,109	$1,130	$990	$1,095	$982

(a)	Represents the litigation settlement expenses recorded for certain legal matters.
(b)

Represents the fees paid to the Sponsors in accordance with the advisory agreement. The advisory fee paid to the Sponsors increases 5% per year during the ten-year term of the agreement with the exception of fiscal 2009.

(c)	Represents a non-cash cumulative correction of prior period straight-line lease accounting.
(d)	Asset impairments primarily due to the identification of underperforming stores and the relocation of certain stores.

(e)	Represents the incremental compensation expense related to the repurchase of awards by the company upon termination.
(f)	Represents state and city property transfer taxes recognized in fiscal 2010 related to the merger transaction in fiscal 2005.
(g)

Restructuring and other charges consist primarily of costs incurred from the Company’s 2003 and 2005 restructuring initiatives. The additional charges are primarily due to changes in management’s estimates for events such as lease terminations, assignments and sublease income adjustments.

(h)

During fiscals 2010 and 2009, we sold idle properties which resulted in gains of approximately $10 million and $6 million, respectively. During fiscal 2008, we sold property resulting in a gain of $14 million. At the time of the sale, we leased back a portion of the property. Due to the leaseback, we recognized $4 million of the gain and deferred the remaining $10 million. During fiscal 2007, we sold an idle distribution center and properties, which resulted in gains of approximately $23 million. In addition, we consummated a lease termination agreement resulting in a gain of $10 million.

During fiscal 2006, we sold 38 properties resulting in a gain of $91 million. In addition, during fiscal 2006 we sold our interest in and assets related to a leased property, resulting in a gain of $21 million.

(i)	Excludes noncontrolling interest in Toys – Japan.
(j)	Represents a $51 million gain recorded in Other income, net related to the litigation settlement with Amazon in fiscal 2009.
(k)

In fiscal 2008, a settlement was reached in which Toys – Japan and McDonald’s Japan agreed to the termination of the service agreement and the payment by Toys – Japan of $19 million to McDonald’s Japan. The Company had previously established a reserve of $5 million in fiscal 2007.

(l)

During fiscal 2008, the Company changed its method for recording gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards. As a result, the adjustment recorded in fiscal 2008 resulted in an additional $59 million of gift card breakage income.

(m)	In fiscal 2008, the operations of TRU (HK) Limited, our wholly-owned subsidiary, were substantially liquidated. As a result, we recognized a $39 million gain.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” and Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K. Our MD&A includes the following sections:

EXECUTIVE OVERVIEW provides an overview of our business.

RESULTS OF OPERATIONS provides an analysis of our financial performance and of our consolidated and segment results of operations for fiscal 2010 compared to fiscal 2009 and fiscal 2009 compared to fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our financing, capital expenditures, cash flows and contractual obligations.

CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2010. This section also refers to Note 21 to our Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for accounting standards which we have not yet been required to implement and may be applicable to our future operations.

EXECUTIVE OVERVIEW

Our Business

We are the leading global specialty retailer of toys and juvenile products as measured by net sales. For over 50 years, Toys “R” Us has been recognized as the toy and baby authority. We sell a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through our retail locations and the Internet. Our brand names are highly recognized in North America, Europe and Asia, and our expertise in the specialty toy and juvenile retail space, our broad range of product offerings, our substantial scale and geographic footprint and our strong vendor relationships account for our market-leading position and distinguish us from the competition. We believe we offer the most comprehensive year-round selection of toys and juvenile products, including a broad assortment of private label and exclusive merchandise unique to our stores.

As of January 29, 2011, we operated 1,392 stores and licensed an additional 220 stores. These stores are located in 34 countries and jurisdictions around the world under the Toys “R” Us, Babies “R” Us and FAO Schwarz banners. In addition to these stores, we operate Express stores, smaller format stores primarily open on a short-term basis during the holiday season. During the fiscal 2010 holiday season, we operated 656 Express stores, of which 95 were still open as of January 29, 2011. Of the 95 Express stores that remained open, 19 have been included in our overall store count as they each have a cumulative lease term of at least two years. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and babyuniverse.com, as well as other Internet sites we operate in our international markets. For fiscal 2010, we generated net sales of $13.9 billion, net earnings of $168 million and Adjusted EBITDA of $1.1 billion. For the definition of Adjusted EBITDA, an explanation of why we present it and a description of the limitations of this non-GAAP measure, as well as a reconciliation to net earnings, see Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.

We have developed a juvenile integration strategy which includes new store formats with an integrated “one-stop shopping” environment for our guests by combining the Toys “R” Us and Babies “R” Us merchandise offerings under one roof. We call these formats “side-by-side” (“SBS”) and “‘R’ Superstores” (“SSBS”), depending on the store size. SBS stores are a combination of Toys “R” Us stores and Babies “R” Us stores. Our SSBS stores are conceptually similar to SBS stores, except that they are larger in size. Either format may be the result of a conversion or relocation and, in certain cases, may be accompanied by the closure of one or more existing stores. In addition, SBS stores and SSBS stores may also be constructed in a new location and market.

The integration of juvenile merchandise (including baby products) with toy and entertainment offerings has allowed us to create a “one-stop shopping” experience for our guests, and enabled us to obtain the sales and operating benefits associated with combining product lines under one roof. Our product assortment allows us to capture new parents as customers during pregnancy, helping them prepare for the arrival of their newborn. We then become a resource for infant products such as baby formula, diapers and solid foods, as well as baby clothing and learning aids. We believe this opportunity to establish first contact with new parents enables us to develop long-lasting customer relationships with them as their children grow and they transition to becoming consumers of our toy products. We continue to build on these relationships as these children mature and eventually become parents themselves. Additionally, juvenile merchandise such as baby formula, diapers and infant clothing provide us with a mitigant to the inherent seasonality in the toy business.

In connection with our juvenile integration strategy, we continue to increase the number of SBS and SSBS stores both domestically and internationally. Through the end of fiscal 2010, we converted 202 existing stores into SBS store format and three existing stores into SSBS store format. In addition, during the same period, we have opened 51 SBS and SSBS stores (28 of which were relocations of existing stores). We expect that our integrated store formats will continue to be a significant driver of our revenue and profit growth going forward.

In addition to our SBS and SSBS store formats, we continue to enhance our juvenile integration strategy with our BRU Express and Juvenile Expansion formats which devote additional square footage to our juvenile products within our traditional Toys “R” Us stores. Since implementing this integrated store format, we have augmented 86 existing Toys “R” Us stores with these layouts.

During our prime holiday selling season in fiscal 2010, we operated 656 Express stores globally in shopping malls, outlet malls and other shopping centers. These locations typically range in size from approximately 2,000 to 7,000 square feet, and provide our customers with greater convenience and accessibility during the holiday selling season. Express stores with a cumulative lease term of at least two years, primarily outlet mall locations, are included in our overall store count, while the remaining locations are excluded. As of January 29, 2011, there were 95 Express stores open, 19 of which have been included in our overall store count. We expect to continue our strategy for operating temporary holiday Express locations in the future, the number of which will depend on market opportunities.

We plan to further expand and leverage our e-commerce business by continuing to integrate our Internet capabilities with our stores. In a limited number of stores in the United States and all stores in the United Kingdom, our websites allow guests to determine if an item is in-stock at a particular store and we offer in-store pick-up of on-line orders. We expect to expand these capabilities to all stores in the United States and select foreign markets in the near future. We also allow customers to return items purchased on-line at our stores. Additionally, our loyalty programs, including baby registry, birthday club and Rewards “R” Us programs, all offer on-line functionality which deepens our relationship with our guests and complements the in-store experience. In addition to our existing online presence in Australia, Canada, Japan and the United Kingdom, in fiscal 2010, we introduced websites in Austria, France and Germany, expanding our global reach. In the near future, we plan on further extending our online presence by rolling out websites in the Netherlands, Portugal, Spain and Switzerland. We believe our global e-commerce platform provides the on-going potential to enter new international markets where we do not have any physical stores. For fiscals 2010, 2009 and 2008, our e-commerce business generated net sales of approximately $782 million, $602 million and $578 million, respectively.

We believe that we have the potential to grow the number of stores in our store portfolio. We believe this opportunity exists in the United States and our existing international markets, as well as new international markets, particularly those in the emerging economies which are seeing overall GDP growth and rising incomes.

Additionally, we will continue to focus on expanding our gross margins primarily through optimizing pricing, merchandising and store productivity initiatives, increasing our private label penetration, increasing our use of direct sourcing and managing our selling, general and administrative expenditures.

As of the end of fiscal 2010, we operated all of the “R” Us branded retail stores in the United States and Puerto Rico and approximately 70% of the 744 “R” Us branded retail stores internationally. The balance of the “R” Us branded retail stores outside the United States are operated by licensees. License fees did not have a material impact on our Net sales.

As of January 29, 2011, we operated 1,392 retail stores and licensed an additional 220 retail stores worldwide in the following formats:

Operated Stores

•

844 traditional toy stores, which typically range in size from 30,000 to 50,000 square feet and devote approximately 7,000 square feet to boutique areas for juvenile (including baby) products (BRU Express and Juvenile Expansion formats devote approximately an additional 4,000 square feet and 1,000 square feet, respectively, for juvenile - including baby - products);

•	270 juvenile stores, which typically range in size from 30,000 to 45,000 square feet and devote approximately 4,000 to 5,000 square feet to traditional toy products;

•

224 SBS stores, which typically range in size from 30,000 to 50,000 square feet and devote approximately 20,000 to 30,000 square feet to traditional toy products and approximately 10,000 to 20,000 square feet to juvenile (including baby) products;

•

32 SSBS stores, which typically range in size from 55,000 to 70,000 square feet by combining a traditional domestic toy store of approximately 30,000 to 40,000 square feet with a domestic juvenile (including baby) store of approximately 25,000 to 30,000 square feet;

•	19 Express stores, which typically range in size from 2,000 to 7,000 square feet, each with a cumulative lease term of at least two years; and

•

3 flagship store locations (the Toys “R” Us store in Times Square, the FAO Schwarz store on 5th Avenue and the Babies “R” Us store in Union Square – all in New York City), which range in size from 55,000 to 100,000 square feet.

Licensed Stores

•	220 “R” Us branded retail stores ranging in various sizes.

In addition to these stores, during the fiscal 2010 holiday season, we operated an additional 637 temporary Express store locations located in high traffic areas, 76 of which remained open as of January 29, 2011. These locations typically range in size from approximately 2,000 to 7,000 square feet, each has a cumulative lease term of less than two years and is not included in our overall store count.

Our extensive experience in retail site selection has resulted in a portfolio of stores that includes attractive locations in many of our chosen markets. Markets for new stores and formats are selected on the basis of proximity to other “R” Us branded stores, demographic factors, population growth potential, competitive environment, availability of real estate and cost. Once a potential market is identified, we select a suitable location based upon several criteria, including size of the property, access to major commercial thoroughfares, proximity of other strong anchor stores or other destination superstores, visibility and parking capacity.

Our Business Segments

Our business has two reportable segments: Domestic and International. See Note 12 to our Consolidated Financial Statements entitled “SEGMENTS” for our segments’ financial results for fiscals 2010, 2009 and 2008. The following is a brief description of our segments:

•

Domestic — Our Domestic segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 868 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales in fiscal 2010 were derived from 455 traditional toy stores (including 79 BRU Express and Juvenile Expansion formats), 252 juvenile stores, 107 SBS stores, 32 SSBS stores, 19 permanent Express stores and our 3 flagship stores in New York City. Additionally, we generate Net sales through our temporary Express store locations. Based on sales, we are the largest specialty retailer of toys in the United States and Puerto Rico. Domestic Net sales were $8.6 billion for fiscal 2010, which accounts for 62% of our consolidated Net sales.

•

International — Our International segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 524 owned and 220 licensed stores in 33 countries and jurisdictions and through the Internet. In addition to fees received from licensed stores, International Net sales in fiscal 2010 were derived from 389 traditional toy stores (including seven BRU Express formats), 117 SBS stores and 18 juvenile stores. Additionally, we generate Net sales through our temporary Express store locations. Our operated stores are in Australia, Austria, Canada, France, Germany, Japan, Portugal, Spain, Switzerland and the United Kingdom. International Net sales were $5.3 billion for fiscal 2010, which accounts for 38% of our consolidated Net sales.

In order to properly judge our business performance, it is necessary to be aware of the following challenges and risks:

•

Seasonality — Our business is highly seasonal with sales and earnings highest in the fourth quarter. During fiscals 2010, 2009 and 2008, approximately 43%, 43% and 40%, respectively, of the Net sales from our worldwide business and a substantial portion of our cash flows from operations were generated in the fourth quarter. Our results of operations depend significantly upon the fourth quarter holiday selling season.

•

Spending patterns and product migration — Many economic and other factors outside our control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels and inflation, as well as the availability of consumer credit, affect consumer spending habits.

•

Increased competition — Our businesses operate in a highly competitive retail market. We compete on the basis of breadth of merchandise assortment, product variety, quality, safety, availability, price, advertising and promotion, convenience or store location and customer service. We face strong competition from discount and mass merchandisers, national and regional chains and department stores, local retailers in the market areas we serve and Internet and catalog businesses. Price competition in our retailing business continued to be intense during the 2010 fourth quarter holiday season.

•

Video games and video game systems — Video games and video game systems represent a significant portion of our entertainment category. Video games and video game systems have accounted for 9%, 11% and 14% of our annual Net sales for fiscals 2010, 2009 and 2008, respectively. Due to the intensified competition as well as the maturation of this category, sales of video games and video game systems will periodically experience volatility that may impact our financial performance. Our entertainment category, which includes video games and video game systems, had a selling margin rate between 14% and 15% for the past three fiscal years.

On March 11, 2011, earthquakes followed by tsunamis hit the Northeast coast of Japan, causing significant damage in the surrounding region, including a number of our stores. As of March 23, 2011, six of our Japanese stores remain closed. In addition to the damage and store closings, the concurrent disruption of transportation systems and fuel and power shortages in Japan is likely to have a negative impact on our ability to accept vendor deliveries and conduct business activities in Japan and our Japanese stores’ operating performance. It is too early to assess the impact of the situation in Japan on our Consolidated Financial Statements.

RESULTS OF OPERATIONS

Financial Performance

As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for fiscals 2010, 2009 and 2008:

	Fiscal Years Ended
($ In millions)	January 29, 2011	January 30, 2010	January 31, 2009
Net sales	$13,864	$13,568	$13,724
Gross margin as a percentage of Net sales	35.5%	35.2%	34.6%
Selling, general and administrative expenses as a percentage of Net sales	28.4%	27.5%	28.1%
Net earnings attributable to Toys “R” Us, Inc.	$168	$312	$218

Net sales for fiscal 2010 increased by $296 million primarily due to net sales from new locations, which includes Express stores, as well as increased comparable store net sales at our Domestic segment. The Domestic segment comparable store net sales increase was largely driven by an increase in the number of transactions, net sales from our Internet operations and locations that were recently converted or relocated to our SBS and SSBS store formats. Partially offsetting these increases were decreased comparable store net sales at our International segment primarily driven by lower average transaction amounts and a decrease in the number of transactions. Foreign currency translation increased Net sales by approximately $93 million for fiscal 2010.

Gross margin, as a percentage of Net sales, was primarily impacted by improvements in sales mix away from lower margin products such as video game systems.

Selling, general and administrative expenses (“SG&A”), as a percentage of Net sales, for fiscal 2010 increased primarily as a result of an increase in store-level costs largely associated with new locations (including Express stores). Additionally, advertising and promotional expenses increased at our Domestic segment and we incurred additional expenses associated with the fulfillment of increased online sales. In addition, in fiscal 2010, the Company recorded litigation settlement expenses for certain legal matters and a non-cash cumulative correction of prior period straight-line lease accounting. Foreign currency translation increased SG&A by approximately $30 million for fiscal 2010.

Net earnings attributable to Toys “R” Us, Inc. for fiscal 2010 decreased primarily as a result of an increase in SG&A and Interest expense, as well as a decrease in Other income, net. Partially offsetting these amounts was an increase in Gross margin and a favorable impact from income taxes.

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

The following table discloses the change in our comparable store net sales for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009:

	Fiscal Years Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Domestic	1.7%	(3.0)%	(0.1)%
International	(3.1)%	(2.8)%	(3.4)%

Percentage of Net Sales by Product Category

	Fiscal Years Ended
Domestic:	January 29, 2011	January 30, 2010	January 31, 2009
Core Toy	15.4%	14.8%	14.1%
Entertainment	14.0%	15.5%	17.3%
Juvenile	36.9%	37.2%	37.9%
Learning	20.3%	19.6%	17.6%
Seasonal	12.2%	11.7%	11.7%
Other (1)	1.2%	1.2%	1.4%

Total	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	Fiscal Years Ended
International:	January 29, 2011	January 30, 2010	January 31, 2009
Core Toy	21.3%	20.3%	19.3%
Entertainment	13.4%	15.6%	19.1%
Juvenile	21.7%	20.7%	20.3%
Learning	26.9%	27.0%	25.5%
Seasonal	15.9%	15.7%	15.1%
Other (1)	0.8%	0.7%	0.7%

Total	100%	100%	100%

(1)	Consists primarily of license fees from unaffiliated third parties and other non-product related revenues.

Store Count by Segment

		Fiscal 2010
	January 29, 2011	Opened	Closed (5)	Conversions	Relocations		January 30, 2010
Domestic:
Standalone stores (1)(3)	729	18	—	(39)	(9)		759
Side-by-side stores	107	3	—	38	2		64
“R” Superstores	32	—	—	1	5		26

Total Domestic	868	21	—	—	(2	)(6)	849

International:
Standalone stores (2)(3)	407	7	(2)	(35)	—		437
Side-by-side stores	117	5	—	35	—		77

Total International	524	12	(2)	—	—		514

Total Operated (3)(4)	1,392	33	(2)	—	(2)		1,363

		Fiscal 2009
	January 30, 2010	Opened	Closed (5)	Conversions	Relocations		January 31, 2009
Domestic:
Standalone stores (1)(3)	759	4	(3)	(11)	(5)		774
Side-by-side stores	64	—	—	11	—		53
“R” Superstores	26	2	—	—	5		19

Total Domestic	849	6	(3)	—	—		846

International:
Standalone stores (2)(3)	437	6	—	(7)	—		438
Side-by-side stores	77	4	—	7	—		66

Total International	514	10	—	—	—		504

Total Operated (3)(4)	1,363	16	(3)	—	—		1,350

(1)

Store count as of January 29, 2011 includes 14 BRU Express stores and 65 Juvenile Expansions. Store count as of January 30, 2010 included 13 BRU Express stores and 64 Juvenile Expansions. Store count as of January 31, 2009 included 12 BRU Express and 63 Juvenile Expansions.

(2)	Store count as of January 29, 2011 includes seven BRU Express stores. Store count as of January 30, 2010 and January 31, 2009 included two BRU Express stores, respectively.
(3)

Express stores with a cumulative lease term of at least two years are included in our overall store count, while remaining locations are excluded. As of January 29, 2011, there were 79 Domestic and 16 International Express stores open, 19 of which have been included in our overall store count within our Domestic segment. As of January 30, 2010, there were 29 Domestic Express stores open and 1 International Express store open, none of which have been included in our overall store count. As of January 31, 2009, there were no Express stores open.

(4)	Excluded from our overall store count are 220, 203 and 209 International licensed stores for fiscals 2010, 2009 and 2008, respectively.
(5)	Excludes stores closed as a result of conversions and relocations.
(6)	Of the seven relocations in fiscal 2010, two were accompanied by multiple store closings.

Fiscal 2010 Compared to Fiscal 2009

Net Earnings Attributable to Toys “R” Us, Inc.

(In millions)	Fiscal 2010	Fiscal 2009	Change
Toys “R” Us - Consolidated	$168	$312	$(144)

Net earnings attributable to Toys “R” Us, Inc. decreased by $144 million to $168 million in fiscal 2010, compared to $312 million in fiscal 2009. The decrease in Net earnings attributable to Toys “R” Us, Inc. was primarily due to an increase in SG&A of $212 million predominantly related to store-level costs largely associated with new locations (including Express stores), as well as an increase in advertising and promotional expenses and expenses associated with the fulfillment of increased online sales. Additionally contributing to the increase in SG&A were litigation settlement expenses for certain legal matters and a non-cash cumulative correction of prior period straight-line lease accounting. Further contributing to the decrease in Net earnings was an increase in Interest expense of $74 million resulting primarily from higher effective interest rates, as well as a decrease in Other income, net of $61 million primarily due to a prior year gain of $51 million from a litigation settlement with Amazon. Partially offsetting these amounts was an increase in Gross margin of $147 million primarily due to higher Net sales and an increase in margin rate. In addition, we had a favorable impact from income taxes of $75 million.

Net Sales

					Percentage of Net sales
($ In millions)	Fiscal 2010	Fiscal 2009	$ Change	% Change	Fiscal 2010	Fiscal 2009
Domestic	$8,621	$8,317	$304	3.7%	62.2%	61.3%
International	5,243	5,251	(8)	(0.2)%	37.8%	38.7%

Toys “R” Us - Consolidated	$13,864	$13,568	$296	2.2%	100.0%	100.0%

Net sales increased by $296 million or 2.2%, to $13,864 million in fiscal 2010, compared to $13,568 million in fiscal 2009. Net sales for fiscal 2010 included the impact of foreign currency translation which increased Net sales by approximately $93 million.

Excluding the impact of foreign currency translation, the increase in Net sales for fiscal 2010 was primarily due to net sales from new locations, which includes Express stores, as well as increased comparable store net sales at our Domestic segment. The Domestic segment comparable store net sales increase was largely driven by an increase in the number of transactions, net sales from our Internet operations and locations that were recently converted or relocated to our SBS and SSBS store formats. Partially offsetting these increases were decreased comparable store net sales at our International segment primarily driven by lower average transaction amounts and a decrease in the number of transactions.

Domestic

Net sales for the Domestic segment increased by $304 million or 3.7%, to $8,621 million in fiscal 2010, compared to $8,317 million in fiscal 2009. The increase in Net sales was primarily a result of an increase in net sales from new locations, which includes Express stores, as well as an increase in comparable store net sales of 1.7%.

The increase in comparable store net sales resulted primarily from an increase in our juvenile (including baby), learning and core toy categories. The increase in our juvenile category was primarily due to increased sales of commodities and infant care products. The increase in our learning category was primarily due to increased sales of educational products and construction toys. The increase in our core toy category was primarily due to increased sales of dolls and collectibles. Partially offsetting these increases was a decrease in our entertainment category which was driven by fewer releases of new video game systems and software.

International

Net sales for the International segment decreased by $8 million or 0.2%, to $5,243 million in fiscal 2010, compared to $5,251 million in fiscal 2009. Excluding a $93 million increase in Net sales due to foreign currency translation, International Net sales decreased primarily as a result of a decrease in comparable store net sales of 3.1%. Partially offsetting the decrease was an increase in net sales from new locations.

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

The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

				Percentage of Net sales
($ In millions)	Fiscal 2010	Fiscal 2009	$ Change	Fiscal 2010	Fiscal 2009	Change
Domestic	$3,004	$2,893	$111	34.8%	34.8%	—
International	1,921	1,885	36	36.6%	35.9%	0.7%

Toys “R” Us - Consolidated	$4,925	$4,778	$147	35.5%	35.2%	0.3%

Gross margin increased by $147 million to $4,925 million in fiscal 2010, compared to $4,778 million in fiscal 2009. Foreign currency translation accounted for approximately $27 million of the increase in Gross margin. Gross margin, as a percentage of Net sales, increased by 0.3 percentage points in fiscal 2010 compared to fiscal 2009. Gross margin, as a percentage of Net sales, was primarily impacted by improvements in sales mix away from lower margin products.

Domestic

Gross margin increased by $111 million to $3,004 million in fiscal 2010, compared to $2,893 million in fiscal 2009. Gross margin, as a percentage of Net sales, remained unchanged in fiscal 2010 compared to fiscal 2009.

Gross margin, as a percentage of Net sales, was primarily impacted by improvements in sales mix away from lower margin products such as video game systems, as well as increased sales of higher margin learning and core toy products. These increases were offset by increased sales of products on promotion.

International

Gross margin increased by $36 million to $1,921 million in fiscal 2010, compared to $1,885 million in fiscal 2009. Foreign currency translation accounted for approximately $27 million of the increase in Gross margin. Gross margin, as a percentage of Net sales, increased by 0.7 percentage points in fiscal 2010 compared to fiscal 2009.

The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix away from lower margin products such as video game systems.

Selling, General and Administrative Expenses

The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

				Percentage of Net Sales
($ In millions)	Fiscal 2010	Fiscal 2009	$ Change	Fiscal 2010	Fiscal 2009	Change
Toys “R” Us - Consolidated	$3,942	$3,730	$212	28.4%	27.5%	0.9%

SG&A increased by $212 million to $3,942 million in fiscal 2010 compared to $3,730 million in fiscal 2009. Foreign currency translation accounted for approximately $30 million of the increase. As a percentage of Net sales, SG&A increased by 0.9 percentage points.

Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to increases in payroll expenses of $55 million, rent expense of $25 million and pre-opening costs of $18 million largely associated with new locations. The impact associated with new locations primarily relates to the Company’s expanded fiscal 2010 Express store presence. Additionally, advertising and promotional expenses increased by $20 million at our Domestic segment due primarily to an increase in promotional activity as compared to the same period last year, and we incurred an additional $14 million of expenses primarily associated with the fulfillment of increased online sales.

In addition, the Company recorded litigation settlement expenses for certain legal matters of approximately $23 million and a $16 million non-cash cumulative correction of prior period straight-line lease accounting.

Depreciation and Amortization

(In millions)	Fiscal 2010	Fiscal 2009	Change
Toys “R” Us - Consolidated	$388	$376	$12

Depreciation and amortization increased by $12 million to $388 million in fiscal 2010 compared to $376 million in fiscal 2009. The increase primarily resulted from the addition of new and recently converted or relocated stores to our SBS and SSBS formats and increased accelerated depreciation related to store closures as a result of relocations in fiscal 2010. Additionally, foreign currency translation accounted for approximately $3 million of the increase.

Other Income, Net

Other income, net includes the following:

•	gift card breakage income;

•	credit card program income;

•	net gains on sales of properties;

•	impairment on long-lived assets;

•	foreign exchange gains and losses;

•	gain on litigation settlement; and

•	other operating income and expenses.

(In millions)	Fiscal 2010	Fiscal 2009	Change
Toys “R” Us - Consolidated	$51	$112	$(61)

Other income, net decreased by $61 million to $51 million in fiscal 2010 compared to $112 million in fiscal 2009. The decrease was primarily the result of a $51 million gain from a litigation settlement with Amazon in fiscal 2009 and a decrease of $12 million in credit card program income compared to the last fiscal year.

Refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Interest Expense

(In millions)	Fiscal 2010	Fiscal 2009	Change
Toys “R” Us - Consolidated	$521	$447	$74

Interest expense increased by $74 million to $521 million in fiscal 2010 compared to $447 million in fiscal 2009. This was largely due to an increase of $81 million predominantly related to higher effective interest rates on our debt due principally to prior year refinancings. Additionally contributing to the increase were deferred financing charges of $16 million primarily due to the write-off of deferred financing costs as a result of the current year refinancings. These increases were partially offset by a reduction of $23 million in charges related to the change in fair value of our derivative instruments.

Interest Income

(In millions)	Fiscal 2010	Fiscal 2009	Change
Toys “R” Us - Consolidated	$7	$7	$—

Interest income remained consistent at $7 million for fiscal 2010, compared to the same period last year.

Income Tax (Benefit) Expense

($ In millions)	Fiscal 2010	Fiscal 2009	Change
Toys “R” Us - Consolidated	$(35)	$40	$(75)
Consolidated effective tax rate	(26.5)%	11.6%	(38.1)%

The net decrease in income tax expense of $75 million in fiscal 2010 compared to fiscal 2009 was principally due to the decrease in pre-tax earnings. Our income tax benefit in fiscal 2010 was also favorably impacted by certain non-routine items, including benefits associated with a decrease in the valuation allowance due to the development of tax planning strategies, as well as the improved operating performance of one of our foreign subsidiaries. Also contributing to the benefit was a reduction in the liability for unrecognized tax benefits due to the resolution of ongoing tax examinations in various jurisdictions, receiving a favorable ruling from a taxing authority and making protective elections. These benefits were offset by non-routine items that provided a benefit in fiscal 2009 that are not present in fiscal 2010, including the fiscal 2009 benefits associated with a change in tax classification of certain foreign entities, as well as the fiscal 2009 benefit for the reversal of deferred tax liabilities associated with the undistributed earnings of two of our subsidiaries as it is management’s intention to permanently reinvest those earnings.

The U.S. Federal statutory tax rate is 35%. Our income tax benefit in fiscal 2010 was favorably impacted by certain non-routine items, including benefits associated with a decrease in the valuation allowance due to the development of tax planning strategies, as well as the improved operating performance of one of our foreign subsidiaries. The benefit was also favorably impacted by the reduction in the liability for unrecognized tax benefits due to the resolution of ongoing tax examinations in various jurisdictions, receiving a favorable ruling from a taxing authority and making protective elections.

For fiscal 2011, we estimate that our effective tax rate will be approximately 25%, which includes benefits from certain non-routine items, including items related to our foreign operations and unrecognized tax benefits. As these non-routine items may not provide a benefit in future periods, we estimate that our effective tax rate will be approximately 38% in fiscal 2012 and future periods. There are many factors beyond our control that affect our tax rate, including changes in tax laws, and therefore the actual tax rates may vary from these estimates and such variations may be material (see also “RISK FACTORS” – “We may experience fluctuations in our tax obligations and effective tax rate, which could materially and adversely affect our results of operations”). Refer to Note 11 to the Consolidated Financial Statements entitled “INCOME TAXES” for further details.

Fiscal 2009 Compared to Fiscal 2008

Net Earnings Attributable to Toys “R” Us, Inc.

(In millions)	Fiscal 2009	Fiscal 2008	Change
Toys “R” Us - Consolidated	$312	$218	$94

We generated Net earnings attributable to Toys “R” Us, Inc. of $312 million in fiscal 2009 compared to $218 million in fiscal 2008. The increase in Net earnings attributable to Toys “R” Us, Inc. was primarily due to a reduction in SG&A of $126 million resulting primarily from initiatives to reduce our operating expenses, an increase in Gross margin of $30 million due to improvements in sales mix away from lower margin products and a decrease in Depreciation and amortization of $23 million. This increase in Net earnings attributable to Toys “R” Us, Inc. was partially offset by an increase in net interest expense of $37 million, an increase in Income tax expense of $33 million and a decrease in Other income, net of $16 million. Each of these changes includes the effect of foreign currency translation, which accounted for approximately $28 million of the increase in Net earnings attributable to Toys “R” Us, Inc.

Net Sales

					Percentage of Net sales
($ In millions)	Fiscal 2009	Fiscal 2008	$ Change	% Change	Fiscal 2009	Fiscal 2008
Domestic	$8,317	$8,480	$(163)	(1.9)%	61.3%	61.8%
International	5,251	5,244	7	0.1%	38.7%	38.2%

Toys “R” Us - Consolidated	$13,568	$13,724	$(156)	(1.1)%	100.0%	100.0%

Net sales decreased by $156 million, or 1.1%, to $13,568 million in fiscal 2009, compared with $13,724 million in fiscal 2008. Net sales for fiscal 2009 included the impact of foreign currency translation that increased Net sales by approximately $83 million.

Excluding the impact of foreign currency translation, the decrease in Net sales for fiscal 2009 was primarily due to decreased comparable store net sales across both our segments. Comparable store net sales were primarily impacted by the overall slowdown in the global economy, a lower average transaction amount at both of our segments and a decrease in the number of transactions at our International segment. Partially offsetting this decrease was an increase in comparable store net sales attributable to stores in our SBS and SSBS store formats.

Domestic

Net sales for the Domestic segment decreased by $163 million, or 1.9%, to $8,317 million in fiscal 2009, compared with $8,480 million in fiscal 2008. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 3.0%.

The decrease in comparable store net sales resulted primarily from a decrease in our entertainment, juvenile (including baby) and seasonal categories, which were all affected by the overall slowdown in the economy. The decrease in our entertainment category was driven by a slowdown in demand for certain video game systems and related accessories as well as fewer new software releases. The juvenile category decreased primarily as a result of the phasing out of certain size apparel offerings, along with declines in sales of baby gear, furniture and bedding. Sales of seasonal products, such as outdoor play equipment, decreased primarily due to cooler weather. These decreases were partially offset by increases in our learning and core toy categories. The learning category increased as a result of strong sales of construction toys, while increased sales in the core toy category were primarily driven by an increase in sales of collectibles and dolls.

International

Net sales for the International segment increased by $7 million, or 0.1%, to $5,251 million in fiscal 2009, compared with $5,244 million in fiscal 2008. Excluding an $83 million increase in Net sales due to foreign currency translation, there was a decrease in Net sales at our International segment which was primarily a result of a decrease in comparable store net sales of 2.8%.

The decrease in comparable store net sales resulted primarily from a decrease in our entertainment and juvenile (including baby) categories, which were both affected by the slowdown in the global economy. The entertainment category decreases were primarily attributable to a slowdown in demand for certain video game systems and related accessories as well as fewer new software releases. The juvenile category decreased primarily from declines in sales of nursery equipment and apparel. These decreases were partially offset by increases in our learning and core toy categories. The increase in the learning category was primarily a result of strong sales of educational products and construction toys. The increase in the core toy category was primarily attributable to increased sales of action figures.

Cost of Sales and Gross Margin

				Percentage of Net sales
($ In millions)	Fiscal 2009	Fiscal 2008	$ Change	Fiscal 2009	Fiscal 2008	Change
Domestic	$2,893	$2,910	$(17)	34.8%	34.3%	0.5%
International	1,885	1,838	47	35.9%	35.0%	0.9%

Toys “R” Us - Consolidated	$4,778	$4,748	$30	35.2%	34.6%	0.6%

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

SG&A decreased $126 million to $3,730 million in fiscal 2009 compared to $3,856 million in fiscal 2008. Foreign currency translation accounted for approximately $5 million of the decrease. As a percentage of Net sales, SG&A decreased by 0.6 percentage points.

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

Additionally, SG&A decreased at our International segment due to the contract termination fee paid by the Company related to the settlement between Toys – Japan and McDonald’s Japan, which increased SG&A by $14 million in fiscal 2008. The remainder of the decrease resulted from a $7 million decrease in signage expense, a $6 million decrease in hiring and retention costs, a $4 million decrease in security costs and nominal reductions in general operating expenses.

Depreciation and Amortization

(In millions)	Fiscal 2009	Fiscal 2008	Change
Toys “R” Us - Consolidated	$376	$399	$(23)

Depreciation and amortization decreased by $23 million to $376 million in fiscal 2009 compared to $399 million in fiscal 2008. The decrease was primarily due to a decrease of $11 million in accelerated depreciation related to store relocations and disposals in fiscal 2008, a decrease of $8 million related to assets which became fully amortized during the first half of fiscal 2009, as well as the addition of fewer new Company operated stores due to the curtailment of capital spending during fiscal 2009. Additionally, foreign currency translation accounted for approximately $1 million of the decrease.

Other Income, Net

(In millions)	Fiscal 2009	Fiscal 2008	Change
Toys “R” Us - Consolidated	$112	$128	$(16)

Other income, net decreased by $16 million to $112 million in fiscal 2009 compared to $128 million in fiscal 2008. The decrease was primarily due to the recognition of an additional $59 million of gift card breakage income in fiscal 2008 resulting from the change in estimate effected by a change in accounting principle, and a $39 million gain recognized in fiscal 2008 on the liquidation of our Hong Kong subsidiary representing a cumulative translation adjustment. These decreases were partially offset by a $51 million litigation settlement with Amazon in fiscal 2009, a decrease in impairment losses on long-lived assets of $26 million, and a $4 million decrease in foreign currency translation gains compared to the same period last year.

Refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Interest Expense

(In millions)	Fiscal 2009	Fiscal 2008	Change
Toys “R” Us - Consolidated	$447	$419	$28

Interest expense increased by $28 million for fiscal 2009 compared to fiscal 2008. The increase was largely due to an increase of $20 million primarily as a result of the write-off of fees related to the repayment of our $1,267 million unsecured credit agreement and our $800 million secured real estate loans. In addition, there was an increase of $5 million related primarily to higher effective interest rates, partially offset by a reduction in average debt balances.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of January 29, 2011, we were in compliance with all of our covenants related to our outstanding debt. On August 10, 2010, Toys-Delaware, a direct wholly-owned subsidiary, and certain of its subsidiaries amended and restated the credit agreement for its ABL Facility in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended provides for $1.85 billion of revolving commitments maturing on August 10, 2015 which could increase by $650 million, subject to certain conditions. At January 29, 2011, under our secured revolving credit facility, we had no outstanding borrowings, a total of $101 million of outstanding letters of credit and excess availability of $1.013 billion. This amount is also subject to the minimum excess availability covenant, which was $125 million at January 29, 2011, with remaining availability of $888 million in excess of the covenant.

Toys-Japan currently has a credit agreement with a syndicate of financial institutions, which established two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($244 million at January 29, 2011), and expires on March 30, 2011. At January 29, 2011, we had outstanding long-term borrowings of $17 million under Tranche 1, with $227 million of remaining availability.

On September 30, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result, beginning on March 30, 2011, Tranche 1 will be available in amounts of up to ¥14.9 billion ($182 million at January 29, 2011), expiring on June 30, 2013.

On February 26, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Additionally, on March 29, 2010, Toys-Japan modified Tranche 2 to include an additional lender. As a result, Tranche 2 is now available in amounts of up to ¥14 billion ($171 million at January 29, 2011), expiring on March 28, 2011. At January 29, 2011, we had no outstanding borrowings under Tranche 2 with $171 million of remaining availability. During the fiscal year ended January 29, 2011, we had no short-term borrowings under Tranche 2. On March 18, 2011, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 will be available on March 28, 2011 in amounts of up to ¥10 billion ($124 million at March 18, 2011), expiring on June 29, 2012.

Additionally, certain of our foreign subsidiaries currently have a European and Australian asset-based revolving credit facility (the “European ABL”), which provides for a three-year £124 million ($197 million at January 29, 2011) senior secured asset-based revolving credit facility which expires on October 15, 2012. At January 29, 2011, we had no outstanding borrowings and $77 million of remaining availability under the European ABL. On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for the European ABL (the “New European ABL”) in order to extend the maturity date of the facility and amend certain other provisions. The New European ABL facility as amended provides for a five-year £128 million ($207 million at March 8, 2011) asset-based senior secured revolving credit facility which will expire in March 2016.

We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. As of January 29, 2011, we have funds available to finance our operations under our ABL Facility through August 2015, our European ABL through October 2012 and our Toys-Japan unsecured credit lines with a Tranche maturing March 2011 and a Tranche maturing June 2013. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy or failure. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.

In general, our primary uses of cash are providing for working capital purposes, which principally represent the purchase of inventory, servicing debt, remodeling existing stores (including conversions), financing construction of new stores and paying expenses, such as payroll costs, to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the fourth quarter holiday selling season. For fiscal 2010, peak borrowings under our revolving credit facilities and credit lines amounted to $793 million. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and borrowings under our revolving credit facilities and credit lines.

Although we believe that cash generated from operations, along with our existing cash, revolving credit facilities and credit lines will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next 12 months, any world-wide financial market disruption could have a negative impact on our available resources in the future. We believe that we have the ability to repay or refinance our current outstanding borrowings maturing within the next 12 months. Our minimum projected obligations for fiscal 2011 and beyond are set forth below under “Contractual Obligations.”

Capital Expenditures

A component of our long-term strategy is our capital expenditure program. Our capital expenditures are primarily for financing construction of new stores, remodeling existing stores (including conversions), as well as improving and enhancing our information technology systems and are funded primarily through cash provided by operating activities, as well as available cash. Throughout fiscal 2009, we curtailed our capital spending due to the prevailing economic environment. For fiscal 2010, we increased our capital spending to grow our business through a continued focus on our integrated strategy, recognizing the synergies between our toy and juvenile categories. For fiscal 2011, we plan to increase our capital spending with a continued emphasis on our toy and juvenile integration strategy.

The following table presents our capital expenditures for each of the past three fiscal years:

(In millions)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Conversion projects (1)	$117	$35	$118
New stores (2)	65	39	98
Information technology	62	45	72
Other store-related projects (3)	51	46	86
Distributions centers	30	27	21

Total capital expenditures	$325	$192	$395

(1)	Primarily includes SBS conversions as well as other remodels pursuant to our juvenile integration strategy.
(2)	Primarily includes SSBS and SBS relocations as well as single format stores (including Express stores).
(3)	Includes other store-related projects (other than conversion projects) such as store updates and expenses incurred in connection with the maintenance of our stores.

Cash Flows

(In millions)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net cash provided by operating activities	$220	$1,014	$525
Net cash used in investing activities	(281)	(37)	(259)
Net cash used in financing activities	(53)	(626)	(223)
Effect of exchange rate changes on cash and cash equivalents	1	(8)	(11)

Net (decrease) increase during period in cash and cash equivalents	$(113)	$343	$32

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for fiscal 2010 was $220 million, a decrease of $794 million compared to fiscal 2009. The decrease in net cash provided by operating activities was primarily the result of an increase in payments on accounts payable due to the timing of vendor payments at year-end, an increase in purchases of merchandise inventories primarily for fiscal 2010 and related to the early replenishment of inventory for fiscal 2011 at our existing locations as well as new stores, an increase in interest payments as compared to the prior year and a cash settlement received in the prior year as a result of a litigation settlement.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities for fiscal 2010 was $281 million, an increase of $244 million compared to fiscal 2009. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures of $133 million and a decrease of $122 million attributed to the change in restricted cash primarily due to the refinancings in fiscal 2009. These increases were partially offset by $14 million paid to acquire e-commerce websites and other business assets in the prior year.

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

Cash Flows Used in Financing Activities

Net cash used in financing activities was $53 million for fiscal 2010, a decrease of $573 million compared to fiscal 2009. The decrease in net cash used in financing activities was primarily due to a $491 million decrease in debt repayments, a decrease of $47 million related to purchases of Toys-Japan common stock and a decrease of $37 million in debt issuance costs.

Refer to the description of changes to our debt structure below, as well as Note 2 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for more information.

Net cash used in financing activities was $626 million for fiscal 2009, an increase of $403 million compared to fiscal 2008. The increase in net cash used in financing activities was primarily due to the repayment of our $1,267 million unsecured credit agreement, the repayment of $800 million of our secured real estate loans, an increase of $104 million in debt issuance costs and an increase of $32 million related to purchases of Toys-Japan common stock. These increases were partially offset by the proceeds of $925 million from the offering of the Notes, the proceeds of $715 million received from the offering of the Propco II Notes and the reduced repayments on our Toys – Japan credit lines of $147 million as compared to the prior year.

Debt

Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and place restrictions on the ability of certain of our subsidiaries to provide funds to us through dividends, loans or advances. The amount of net assets that were subject to these restrictions was approximately $872 million as of January 29, 2011.

Certain of our agreements also contain various and customary events of default with respect to the loans and notes, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities or be available at all. As of January 29, 2011, we had total indebtedness of $5.3 billion, of which $2.8 billion was secured indebtedness. We have three revolving credit facilities, including our ABL Facility, our European ABL and our Toys – Japan unsecured credit lines. As of January 29, 2011, we had outstanding borrowings of $17 million under the Toys-Japan unsecured credit lines and no outstanding borrowings on the ABL Facility and the European ABL. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the current global economic and financial conditions and other economic factors that may be outside our control. In addition, our ability to incur secured indebtedness (which may enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the covenants in our credit facilities and indentures and the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors. We are currently in compliance with our covenants relating to our debt. Refer to Note 2 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for more information regarding our debt covenants.

During fiscal 2010, we made the following significant changes to our debt structure:

•

On February 26, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Additionally, on March 29, 2010, Toys-Japan modified Tranche 2 to include an additional lender. As a result, Tranche 2 is now available in amounts of up to ¥14 billion ($171 million at January 29, 2011), expiring on March 28, 2011.

•	On July 8, 2010, Toys “R” Us Property Company I, LLC (“TRU Propco I”) completed a registered exchange offer with respect to the Notes.

•

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

•

On August 24, 2010, Toys-Delaware completed the offering of the Toys-Delaware Secured Notes. Additionally, concurrent with the offering of the Toys-Delaware Secured Notes, Toys-Delaware amended and restated the Secured Term Loan to extend the maturity date of this loan facility and amend certain other provisions (as amended and restated, the “New Secured Term Loan”). The New Secured Term Loan is in an aggregate principal amount of $700 million. The Toys-Delaware Secured Notes were issued at par, while the New Secured Term Loan was issued at a discount of $11 million which resulted in the receipt of gross proceeds of approximately $1,039 million. The gross proceeds were used to repay our outstanding loan balance of $800 million under our secured term loan facility (the “Secured Term Loan”) and $181 million under unsecured credit facility (the “Unsecured Credit Facility”).

•

On September 30, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result, beginning on March 30, 2011, Tranche 1 will be available in amounts of up to ¥14.9 billion ($182 million at January 29, 2011), expiring on June 30, 2013.

•

On September 30, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance three Toys-Japan bank loans, which matured on January 17, 2011. Under the new agreement beginning on January 17, 2011, the loan for ¥11.5 billion ($140 million at January 29, 2011) will mature on January 29, 2016.

•	On November 16, 2010, Toys “R” Us Property Company II, LLC (“TRU Propco II”) completed a registered exchange offer with respect to the Propco II Notes.

Subsequent Events

On March 18, 2011, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 will be available on March 28, 2011 in amounts of up to ¥10 billion ($124 million at March 18, 2011), expiring on June 29, 2012, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80% per annum.

On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for the European ABL (the “New European ABL”) in order to extend the maturity date of the facility and amend certain other provisions. The New European ABL facility as amended provides for a five-year £128 million ($207 million at March 8, 2011) asset-based senior secured revolving credit facility which will expire in March 2016. Loans under the New European ABL bear interest at a rate based on the London Interbank Offered Rate (“LIBOR”)/the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 2.50% through the second quarter of fiscal 2011 and thereafter 2.25%, 2.50% or 2.75% depending on historical excess availability.

We and our subsidiaries, as well as our Sponsors or their affiliates, may from time to time acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 17 to our Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS.”

Contractual Obligations

Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. The following table summarizes our contractual obligations associated with our Long-term debt and other obligations as of January 29, 2011:

	Payments Due By Period
(In millions)	Fiscal 2011	Fiscals 2012 & 2013	Fiscals 2014 & 2015	Fiscals 2016 and thereafter	Total
Operating leases (1)	$586	$1,055	$849	$1,685	$4,175
Less: sub-leases to third parties	20	29	18	15	82

Net operating lease obligations	566	1,026	831	1,670	4,093
Capital lease obligations	36	56	44	99	235
Long-term debt (2)(3)	550	1,390	99	3,072	5,111
Interest payments (4)(5)	395	655	562	428	2,040
Purchase obligations (6)	1,306	—	—	—	1,306
Other (7)	122	149	71	36	378

Total contractual obligations (8)	$2,975	$3,276	$1,607	$5,305	$13,163

(1)

Excluded from the minimum rental commitments displayed above are approximately $2.0 billion related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which is predominantly related to fiscals 2016 and thereafter.

(2)

Reflects the issuance of $350 million of Toys-Delaware Secured Notes and the New Secured Term Loan of $700 million, which extended the maturity to fiscal 2016. The proceeds were used to repay the outstanding loan balance of $800 million under the Secured Term Loan and $181 million under the Unsecured Credit Facility. See Note 2 to our Consolidated Financial Statements entitled “LONG-TERM DEBT” for further details.

(3)	Excludes finance obligations associated with capital projects and capital lease obligations, which are included in “Capital lease obligations.”
(4)	In an effort to manage interest rate exposures, we periodically enter into interest rate swaps and interest rate caps.
(5)	Interest payments for our ABL Facility, European ABL and our Toys-Japan unsecured credit lines were estimated based on the average borrowings under each of the facilities in fiscal 2010.
(6)

Purchase obligations consist primarily of open purchase orders for merchandise as well as an agreement to purchase fixed or minimum quantities of goods that are not included in our Consolidated Balance Sheet as of January 29, 2011.

(7)	Includes pension obligations, risk management liabilities, and other general obligations and contractual commitments.
(8)

The above table does not reflect liabilities for uncertain tax positions of $38 million, which includes $9 million of current liabilities. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimates of the timing and amount of future payments.

Obligations under our operating leases and capital leases in the above table do not include contingent rent payments, payments for maintenance and insurance or real estate taxes. The following table presents these amounts which were recorded in SG&A in our Consolidated Statements of Operations for fiscals 2010, 2009 and 2008:

(In millions)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Real estate taxes	$70	$67	$62
Maintenance and insurance	60	62	55
Contingent rent	12	10	9

Total	$142	$139	$126

Off-balance Sheet Arrangements

We have an off-balance sheet arrangement as a result of the February 2006 credit agreement between Toys “R” Us Properties (UK) Limited (“Toys Properties”) and Vanwall Finance PLC (“Vanwall”), a special purpose entity established with the limited purpose of issuing notes, and entering into the credit agreement with Toys Properties. On February 9, 2006, Vanwall issued $620 million of multiple classes of commercial mortgage backed floating rate notes (the “Floating Rate Notes”) to third party investors, which are publicly traded on the Irish Stock Exchange Limited. The proceeds from the Floating Rate Notes issued by Vanwall were used to fund the Senior Loan to Toys Properties. On July 14, 2010, we acquired from an unaffiliated party $17 million of face value debt securities of Vanwall for approximately $9 million.

Pursuant to the credit agreement, Vanwall is required to maintain an interest rate swap which effectively fixes the variable LIBOR rate at 4.56%, the same as the fixed interest less the applicable credit spread paid by Toys Properties to Vanwall. The fair value of this interest rate swap at January 29, 2011 and January 30, 2010 was a liability of approximately $34 million and $40 million, respectively. In accordance with Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) effective January 31, 2010, we reassessed our loan from Vanwall and concluded that we were not the primary beneficiary of the variable interest entity (“VIE”). The Company has not identified any subsequent changes to Vanwall’s governing documents or contractual arrangements that would change the characteristics or adequacy of the entity’s equity investment at risk in accordance with ASC 810. Refer to Note 2 to our Consolidated Financial Statements entitled “LONG-TERM DEBT” for further details.

Effects of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

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

Our estimates may be impacted by changes in certain underlying assumptions and may not be indicative of future activity. For example, factors such as slower inventory turnover due to changes in competitors’ tactics, consumer preferences, consumer spending and inclement weather could cause excess inventory requiring greater than estimated markdowns to entice consumer purchases. Such factors could also cause sales shortfalls resulting in reduced purchases from vendors and an associated reduction in vendor allowances. Based on our inventory aging analysis for identifying obsolete and slow-moving inventory, a 10% change in our reserve would have impacted pre-tax earnings by approximately $4 million for fiscal 2010.

Long-lived Asset Impairment

We evaluate the carrying value of all long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC 360. When evaluating operating stores for impairment, our asset group is at an individual store level, as that is the lowest level for which cash flows are identifiable. Cash flows for individual operating stores include an allocation of applicable overhead. We will record an impairment loss when the carrying value of the underlying asset group exceeds its estimated fair value.

In determining whether long-lived assets are recoverable, our estimate of undiscounted future cash flows over the estimated life or lease term of a store is based upon our experience, historical operations of the store, an estimate of future store profitability and economic conditions. The future estimates of store profitability require estimating such factors as sales growth, inflation and the overall economic conditions. Since we forecast our future undiscounted cash flows for up to 25 years, our estimates are subject to variability as future results can be difficult to predict. If a long-lived asset is found to be non-recoverable, we record an impairment charge equal to the difference between the asset’s carrying value and fair value. We estimate the fair value of a reporting unit or asset using a valuation method such as discounted cash flow or a relative, market-based approach.

In fiscal 2010, we recorded $11 million of impairment charges related to non-recoverable long-lived assets. These impairments were primarily due to the identification of underperforming stores, the relocation of certain stores and a decrease in real estate market values. In the future, we plan to relocate additional stores which may result in additional asset impairments.

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

In accordance with ASC 350, we test for goodwill impairment by comparing the fair values and carrying values of our reporting units as of the first day of the fourth quarter of each fiscal year, or October 31, 2010 for fiscal 2010. Our Domestic reporting unit had $361 million of goodwill at January 29, 2011. Our Toys – Japan reporting unit (included in our International segment) had $23 million of goodwill at January 29, 2011.

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

At October 31, 2010, we determined that none of the goodwill associated with our reporting units were impaired. The estimated fair values of each of our reporting units substantially exceeded their carrying values at the date of testing. We applied a hypothetical 10% decrease to the fair values of each reporting unit, which at October 31, 2010, would not have triggered additional impairment testing and analysis.

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

Although we feel our reserves are adequate to cover our estimated liabilities, changes in the underlying assumptions and future economic conditions could have a considerable effect upon future claim costs, which could have a material impact on our Consolidated Financial Statements. Our reserve for self-insurance was $89 million as of January 29, 2011. A 10% change in the value of our self-insured liabilities would have impacted pre-tax earnings by approximately $9 million for the fiscal year ended January 29, 2011.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 605, “Revenue Recognition.” Revenue related to merchandise sales, which is approximately 99.4% of total revenues, is generally recognized for retail sales at the point of sale in the store and when the customer receives the merchandise shipped from our websites. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period based on historical return experience and changes in customer demand. Actual returns may differ from historical product return patterns, which could impact our financial results in future periods.

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

During fiscal 2010, we recognized $20 million of net gift card breakage income. A change of 10% in the estimated gift card breakage rate would have impacted our pre-tax earnings by approximately $2 million for the fiscal year ended January 29, 2011.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). Our provision for income taxes and effective tax rates are calculated by legal entity and jurisdiction and are based on a number of factors, including our income tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions, and valuation allowances. We use significant judgment and estimates in evaluating our tax positions. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction.

Tax law and accounting rules often differ as to the timing and treatment of certain items of income and expense. As a result, the tax rate reflected in our tax return (our current or cash tax rate) is different from the tax rate reflected in our Consolidated Financial Statements. Some of the differences are permanent, while other differences are temporary as they will reverse over time. We record deferred tax assets and liabilities for any temporary differences between the assets and liabilities in our Consolidated Financial Statements and their respective tax bases. We establish valuation allowances when we believe it is more likely than not that our deferred tax assets will not be realized. In assessing the need for a valuation allowance, management weighs the available positive and negative evidence, including limitations on the use of tax loss and other carryforwards due to changes in ownership, historic information, projections of future sources of taxable income, including future reversals of taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards, and tax planning strategies. For example, we would establish a valuation allowance for the tax benefit associated with a tax loss carryforward in a tax jurisdiction if we did not expect to generate sufficient taxable income of the appropriate character to utilize the tax loss carryforward prior to its expiration. Changes in future taxable income, tax liabilities and our tax planning strategies may impact our effective tax rate, valuation allowances and the associated carrying value of our deferred tax assets and liabilities.

At any one time our tax returns for numerous tax years are subject to examination by U.S. Federal, state and foreign taxing jurisdictions. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes for income tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. We adjust these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently enacted tax law changes, published rulings, court cases, and outcomes of tax audits. While we do not expect material changes, it is possible that our actual tax liability will differ from our established tax liabilities for unrecognized tax benefits, and our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax balances reflect the more-likely-than-not outcome of known tax contingencies.

Stock-Based Compensation

The fair value of the common stock shares utilized in valuing stock-based payment awards was determined by the Executive Committee based on management’s recommendations. We engage an independent valuation specialist to assist management and the Executive Committee in determining the fair value of our common stock for these purposes. Management and the Executive Committee rely on the valuations provided by the independent valuation specialist as well as their review of the Company’s historical financial results, business milestones, financial forecast and business outlook as of each award date.

The fair value of common stock shares is based on total enterprise value ranges and the total equity value ranges estimated on a non-marketable and minority basis utilizing both the income approach and the market approach guidelines. A range of the two methods was utilized to determine the fair value of the ordinary shares. The income approach is a valuation technique that provides an estimation of the fair value of a business based upon the cash flows that it can be expected to generate over time. The market approach is a valuation technique that provides an estimation of fair value based on market prices of publicly traded companies and the relationship to financial results. The income and market approaches are given equal weight when developing our fair value range.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this ASU are effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Effective August 1, 2010, the Company has adopted ASU 2010-11. The adoption of ASU 2010-11 did not have an impact on our Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This ASU provides amendments that will require more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. Effective for the fiscal 2010 Form 10-K, the Company has adopted ASU 2010-06. Other than the enhanced disclosures, the adoption of ASU 2010-06 did not have a material impact on our Consolidated Financial Statements.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” Effective January 31, 2010, the Company adopted ASU 2009-17, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a variable interest entity, and require additional disclosures.

In accordance with ASU 2009-17, we reassessed our lending vehicles, including our loan from Vanwall Finance PLC and concluded that we were not the primary beneficiary of that VIE. Accordingly, the adoption of this standard did not have an impact on our Consolidated Financial Statements.

Refer to Note 21 to our Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a discussion of accounting standards which we have not yet been required to implement and may be applicable to our future operations, and their impact on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from potential changes in interest rates and foreign currency exchange rates. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We enter into derivative financial instruments to economically manage our market risks related to interest rate and foreign currency exchange. We do not participate in speculative derivative trading. The analysis below presents our sensitivity to selected hypothetical, instantaneous changes in market interest rates and foreign currency exchange rates as of January 29, 2011.

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

We face foreign currency exchange transaction exposures related to short-term, cross-currency intercompany loans and merchandise purchases:

•

We enter into short-term, cross-currency intercompany loans with our foreign subsidiaries. This exposure is economically hedged through the use of foreign currency exchange forward contracts. Our exposure to foreign currency risk related to exchange forward contracts on our short-term, cross-currency intercompany loans has not materially changed from fiscal 2009 to fiscal 2010. As a result, a 10% change in foreign currency exchange rates against the U.S. dollar would not have an impact on our pre-tax earnings related to our short-term, cross-currency intercompany loans.

•

In addition, our foreign subsidiaries make U.S. dollar denominated merchandise purchases through the normal course of business. From time to time, we enter into foreign exchange forward contracts under our merchandise import program. As of January 29, 2011, a 10% change in foreign currency exchange rates against the U.S. dollar would impact our earnings by $17 million, related to these contracts.

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

Changes in foreign exchange rates affect interest expense recorded in relation to our foreign currency-denominated derivative instruments and debt instruments. As of January 29, 2011 and January 30, 2010, we estimate that a 10% hypothetical change in foreign exchange rates would impact our pre-tax earnings due to the effect of foreign currency translation on interest expense related to our foreign currency-denominated derivative instruments and debt instruments by $7 million and $9 million, respectively.

Interest Rate Exposure

We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we periodically enter into interest rate swaps and interest rate caps. A change in interest rates on variable rate debt impacts our pre-tax earnings, whereas a change in interest rates on fixed rate debt impacts the fair value of debt. A portion of our interest rate contracts are designated for hedge accounting as cash flow and fair value hedges. For designated cash flow hedges, the effective portion of the changes in the fair value of derivatives are recorded in other comprehensive income (loss) and subsequently recorded in the Consolidated Statements of Operations at the time the hedged item affects earnings. For designated fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recorded in Interest expense in the Consolidated Statements of Operations.

The following table illustrates the estimated sensitivity of a 1% change in interest rates to our future pre-tax earnings on our derivative instruments and variable rate debt instruments at January 29, 2011:

(In millions)	Impact of 1% Increase	Impact of 1% Decrease
Interest rate swaps/caps (1)	$12	$(8)
Variable rate debt	(12)	12

Total pre-tax income exposure to interest rate risk	$—	$4

(1)

The difference of $4 million related to a 1% hypothetical change in interest rates is due to the changes in fair value of our interest rate caps that do not qualify for hedge accounting. Therefore, a hypothetical change in interest rates may not result in a uniform impact.

The above sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions. As of January 30, 2010, we estimated that a 1% hypothetical increase or decrease in interest rates could potentially have caused either a $20 million increase or a $16 million decrease on our pre-tax earnings, respectively. The difference in our exposure to interest rate risk in fiscal 2010 from fiscal 2009 is primarily due to the December 2010 expiration of the $1.3 billion interest rate swap that we entered into in fiscal 2008 and due to the $350 million interest rate swap that we entered into during December 2010, which is designated as a fair value hedge. Refer to our Consolidated Financial Statements for further discussion in Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.” At this time, we do not anticipate material changes to our interest rate risk exposure or to our risk management policies. We believe that we could mitigate potential losses on pre-tax earnings through our risk management objectives, if material changes occur in future periods.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Toys “R” Us, Inc.:

We have audited the accompanying consolidated balance sheets of Toys “R” Us, Inc. and subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended January 29, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Toys “R” Us, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in the fourth quarter of the fiscal year ended January 31, 2009 the Company recognized a change in accounting estimate effected by a change in accounting principle related to gift card breakage.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2009, the Company adopted new guidance on the accounting for non-controlling interests.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2011

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Operations

	Fiscal Years Ended
(In millions, except share data)	January 29, 2011	January 30, 2010	January 31, 2009
Net sales	$13,864	$13,568	$13,724
Cost of sales	8,939	8,790	8,976

Gross margin	4,925	4,778	4,748

Selling, general and administrative expenses	3,942	3,730	3,856
Depreciation and amortization	388	376	399
Other income, net	(51)	(112)	(128)

Total operating expenses	4,279	3,994	4,127

Operating earnings	646	784	621
Interest expense	(521)	(447)	(419)
Interest income	7	7	16

Earnings before income taxes	132	344	218
Income tax (benefit) expense	(35)	40	7

Net earnings	167	304	211
Less: Net loss attributable to noncontrolling interest	(1)	(8)	(7)

Net earnings attributable to Toys “R” Us, Inc.	$168	$312	$218

Earnings per common share attributable to Toys “R” Us, Inc.:
Basic (Note 1)	$3.43	$6.37	$4.45
Diluted (Note 1)	3.36	6.33	4.43
Weighted average shares used in computing per share amounts:
Basic (Note 1)	48,941,118	48,962,152	48,936,391
Diluted (Note 1)	49,981,504	49,304,963	49,226,421

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions - except share amounts)	January 29, 2011	January 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,013	$1,126
Accounts and other receivables	255	202
Merchandise inventories	2,104	1,810
Current deferred tax assets	107	102
Prepaid expenses and other current assets	145	144

Total current assets	3,624	3,384
Property and equipment, net	4,061	4,084
Goodwill	384	382
Deferred tax assets	215	181
Restricted cash	16	44
Other assets	532	502

	$8,832	$8,577

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,560	$1,680
Accrued expenses and other current liabilities	903	851
Income taxes payable	57	72
Current portion of long-term debt	570	162

Total current liabilities	3,090	2,765
Long-term debt	4,718	5,034
Deferred tax liabilities	119	63
Deferred rent liabilities	310	275
Other non-current liabilities	252	323
Equity:
Common stock (par value $0.001 and $0.001; shares authorized 55,000,000 and 55,000,000; shares issued and outstanding 48,958,133 and 48,951,836 at January 29, 2011 and January 30, 2010, respectively)	—	—
Treasury stock	(8)	(7)
Additional paid-in capital	31	25
Retained earnings	280	112
Accumulated other comprehensive income (loss)	40	(45)

Toys “R” Us, Inc. stockholders’ equity	343	85
Noncontrolling interest	—	32

Total equity	343	117

	$8,832	$8,577

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	January 29, 2011	January 30, 2010	January 31, 2009
Cash Flows from Operating Activities:
Net earnings	$167	$304	$211
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	388	376	399
Amortization and write-off of debt issuance costs	69	54	34
Net gains on sales of properties	(10)	(6)	(5)
Deferred income taxes	18	(15)	64
Non-cash portion of impairments, restructuring and other charges	23	20	52
Other	15	(17)	12
Changes in operating assets and liabilities:
Accounts and other receivables	(39)	32	25
Merchandise inventories	(260)	47	106
Prepaid expenses and other operating assets	31	10	27
Accounts payable, accrued expenses and other liabilities	(186)	226	(306)
Income taxes payable and receivable	4	(17)	(94)

Net cash provided by operating activities	220	1,014	525

Cash Flows from Investing Activities:
Capital expenditures	(325)	(192)	(395)
Sale of short-term investments	—	—	167
Purchase of long-term investments	(9)	—	—
Decrease (increase) in restricted cash	28	150	(64)
Proceeds from sales of fixed assets	26	19	33
Acquisitions	(1)	(14)	—

Net cash used in investing activities	(281)	(37)	(259)

Cash Flows from Financing Activities:
Long-term debt borrowings	2,883	3,907	1,123
Short-term debt borrowings	—	73	156
Long-term debt repayment	(2,841)	(4,354)	(1,294)
Short-term debt repayment	—	(75)	(166)
Capitalized debt issuance costs	(73)	(110)	(6)
Purchase of Toys-Japan shares	(19)	(66)	(34)
Other	(3)	(1)	(2)

Net cash used in financing activities	(53)	(626)	(223)

Effect of exchange rate changes on cash and cash equivalents	1	(8)	(11)

Cash and cash equivalents:
Net (decrease) increase during period	(113)	343	32
Cash and cash equivalents at beginning of period	1,126	783	751

Cash and cash equivalents at end of period	$1,013	$1,126	$783

Supplemental Disclosures of Cash Flow Information:
Interest paid	$437	$357	$352
Income taxes paid, net of refunds	$62	$42	$146

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Toys “R” Us, Inc. Stockholders
	Common Stock		Additional	Total Retained Earnings	Accumulated Other	Toys “R” Us, Inc.
(In millions)	Issued Shares	Treasury Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, February 2, 2008	49	$—	$11	$(419)	$20	$(388)	$153	$(235)
Net earnings (loss) for the period	—	—	—	218	—	218	(7)	211
Foreign currency translation adjustments, net of tax	—	—	—	—	(56)	(56)	16	(40)
Unrealized loss on hedged transactions, net of tax	—	—	—	—	(21)	(21)	—	(21)
Unrealized actuarial gain (loss), net of tax	—	—	—	—	3	3	(1)	2
Foreign currency effect on liquidation of foreign subsidiary	—	—	—	—	(39)	(39)	—	(39)

Total comprehensive income						105	8	113
Cumulative effect of change in accounting principle, net of tax	—	—	—	1	—	1	—	1
Acquisition of 14.35% of Toys-Japan shares	—	—	—	—	—	—	(37)	(37)
Dividends paid	—	—	—	—	—	—	(2)	(2)
Stock compensation expense	—	—	8	—	—	8	—	8

Balance, January 31, 2009	49	$—	$19	$(200)	$(93)	$(274)	$122	$(152)

Net earnings (loss) for the period	—	$—	$—	$312	$—	$312	$(8)	$304
Foreign currency translation adjustments, net of tax	—	—	—	—	19	19	—	19
Unrealized gain on hedged transactions, net of tax	—	—	—	—	10	10	—	10
Unrealized actuarial loss, net of tax	—	—	—	—	(1)	(1)	—	(1)

Total comprehensive income (loss)						340	(8)	332
Acquisition of 28.12% of Toys-Japan shares	—	—	(4)	—	20	16	(82)	(66)
Stock compensation expense	—	—	4	—	—	4	—	4
Repurchase of common stock	—	(8)	—	—	—	(8)	—	(8)
Issuance of common stock	—	1	6	—	—	7	—	7

Balance, January 30, 2010	49	$(7)	$25	$112	$(45)	$85	$32	$117

Net earnings (loss) for the period	—	$—	$—	$168	$—	$168	$(1)	$167
Foreign currency translation adjustments, net of tax	—	—	—	—	55	55	(1)	54
Unrealized gain on hedged transactions, net of tax	—	—	—	—	15	15	—	15
Unrealized actuarial gains, net of tax	—	—	—	—	9	9	—	9

Total comprehensive income (loss)						247	(2)	245
Acquisition of approximately 9% of Toys-Japan shares	—	—	3	—	6	9	(30)	(21)
Stock compensation expense	—	—	5	—	—	5	—	5
Repurchase of common stock	—	(9)	(1)	—	—	(10)	—	(10)
Issuance of common stock	—	8	(1)	—	—	7	—	7

Balance, January 29, 2011	49	$(8)	$31	$280	$40	$343	$—	$343

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. We are the leading global specialty retailer of toys and juvenile products as measured by net sales. For over 50 years, Toys “R” Us has been recognized as the toy and baby authority. We sell a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through our retail locations and the Internet. Our brand names are highly recognized in North America, Europe and Asia, and our expertise in the specialty toy and juvenile retail space, our broad range of product offerings, our substantial scale and geographic footprint and our strong vendor relationships account for our market-leading position and distinguish us from the competition.

As of January 29, 2011, we operated 1,392 stores and licensed an additional 220 stores. These stores are located in 34 countries and jurisdictions around the world under the Toys “R” Us, Babies “R” Us and FAO Schwarz banners. In addition to these stores, we operate Toys “R” Us Express stores (“Express stores”), smaller format stores primarily open on a short-term basis during the holiday season. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and babyuniverse.com, as well as other Internet sites we operate in our international markets.

Our Company was founded in 1948 when Charles Lazarus opened a baby furniture store, Children’s Bargain Town, in Washington, D.C. The Toys “R” Us name made its debut in 1957. In 1978, we completed an initial public offering of our common stock. When Charles Lazarus retired as our Chief Executive Officer in 1994, the Company operated or licensed over 1,000 stores in 17 countries and jurisdictions. In 1996, we established the Babies “R” Us brand, further solidifying our reputation as a leading consumer destination for children and their families.

On July 21, 2005, we were acquired through a $6.6 billion merger (the “Merger”) by an investment group led by entities advised by or affiliated with Bain Capital Partners, LLC (“Bain”), Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). Upon the completion of this acquisition, we became a private company.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. Unless otherwise stated, references to years in this report relate to the fiscal years below:

Fiscal Year	Number of Weeks	Ended
2010	52	January 29, 2011
2009	52	January 30, 2010
2008	52	January 31, 2009

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. We eliminate all inter-company balances and transactions.

Variable Interest Entities

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC 810”), requires the consolidation of entities that are controlled by a company through interests other than voting interests. We evaluate our lending vehicles, including our commercial mortgage-backed securities, structured loans and any joint venture interests to determine whether we are the primary beneficiary of a variable interest entity (“VIE”). The primary beneficiary will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of holding a VIE.

During fiscal 2006, we identified Vanwall Finance PLC (“Vanwall”) as a VIE and concluded that in accordance with ASC 810, Vanwall should not be consolidated. In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). Effective January 31, 2010, the Company adopted ASU 2009-17, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a variable interest entity and require additional disclosures.

In accordance with ASU 2009-17, we reassessed our lending vehicles, including our loan from Vanwall and concluded that we were not the primary beneficiary of that VIE. Accordingly, the adoption of this standard did not have an impact on our Consolidated Financial Statements. The Company has not identified any subsequent changes to Vanwall’s governing documents or contractual arrangements that would change the characteristics or adequacy of the entity’s equity investment at risk in accordance with ASC 810. Refer to Note 2 entitled “LONG-TERM DEBT” for further details.

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

Prior Period Corrections

During fiscal 2010, we recorded a $16 million non-cash charge in Selling, General and Administrative Expenses (“SG&A”), $9 million net of tax, in our Consolidated Statement of Operations related to the cumulative correction of prior period straight-line lease accounting.

During fiscal 2010, we recorded an $8 million charge in SG&A and Interest expense, $6 million net of tax, in our Consolidated Statement of Operations for state and city property transfer taxes related to the merger transaction in fiscal 2005.

Management concluded that these corrections did not have a material impact on the current or any previously reported Consolidated Financial Statements.

Cash and Cash Equivalents

We consider our highly liquid investments with original maturities of three months or less at acquisition to be cash equivalents. Book cash overdrafts are reclassified to accounts payable.

Restricted Cash

Restricted cash represents collateral and other cash that is restricted from withdrawal. As of January 29, 2011 and January 30, 2010, we had restricted cash of $16 million and $44 million, respectively. The decrease in restricted cash is primarily the result of the expiration of interest rate swaps in fiscal 2010. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

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

We capitalize interest for new store construction-in-progress in accordance with ASC Topic 835, “Interest.” Capitalized interest amounts are immaterial.

Asset Retirement Obligations

We account for asset retirement obligations (“ARO”) in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations,” which requires us to recognize a liability for the fair value of obligations to retire tangible long-lived assets when there is a legal obligation to incur such costs. We recognize a liability for asset retirement obligations, capitalize asset retirement costs and amortize these costs over the life of the assets. As of January 29, 2011 and January 30, 2010, we had approximately $69 million and $61 million, respectively, recorded for ARO.

Goodwill

Details on goodwill by segment are as follows:

(In millions)	January 29, 2011	January 30, 2010
Domestic	$361	$361
International (1)	23	21

Total	$384	$382

(1)	Foreign currency translation accounted for the $2 million increase.

In fiscal 2009, we acquired certain assets and liabilities of FAO Schwarz which resulted in $2 million of goodwill. Refer to Note 18 entitled “ACQUISITIONS” for further details.

Goodwill is evaluated for impairment annually or whenever we identify certain triggering events that may indicate impairment, in accordance with the provisions of ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”). We test goodwill for impairment by comparing the fair values and carrying values of our reporting units.

We estimated the fair values of our reporting units on the first day of the fourth quarter of each year, which for fiscal 2010 was October 31, 2010, using the market multiples approach and the discounted cash flow analysis approach. Based on our estimates of our reporting units’ fair values at October 31, 2010, we determined that none of the goodwill associated with our reporting units was impaired.

Debt Issuance Costs

We defer debt issuance costs, which are classified as non-current other assets, and amortize the costs into Interest expense over the term of the related debt facility. Unamortized amounts at January 29, 2011 and January 30, 2010 were $148 million and $145 million, respectively. Deferred financing fees amortized to Interest expense for fiscals 2010, 2009 and 2008 were $69 million, $54 million and $34 million, respectively, which is inclusive of accelerated amortization due to certain debt repayments and refinancings.

Acquisition of Debt Securities

During fiscal 2010, we acquired from an unaffiliated party $17 million face value debt securities of Vanwall for approximately $9 million. This debt matures on April 7, 2013. These debt securities are included in Other assets within the Consolidated Balance Sheets, classified as held-to-maturity debt and reported at amortized cost.

Insurance Risks

We self-insure a substantial portion of our workers’ compensation, general liability, auto liability, property, medical, prescription drug and dental insurance risks, in addition to maintaining third party insurance coverage. Provisions for losses related to self-insured risks are based upon actuarial techniques and estimates for incurred but not reported claims. We record the liability for workers’ compensation on a discounted basis. We also maintain insurance coverage above retention amounts of $15 million for employment practices liability, $8 million for catastrophic events, $5 million for property, $5 million for general liability, $4 million for auto liability and a minimum of approximately $1 million for workers’ compensation to limit the exposure related to such risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. As of January 29, 2011 and January 30, 2010, we had approximately $89 million and $93 million, respectively, of reserves for self-insurance risk which have been included in Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits and commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments and contingencies, refer to Note 16 entitled “COMMITMENTS AND CONTINGENCIES.”

Leases

We lease store locations, distribution centers, equipment and land used in our operations. We account for our leases under the provisions of ASC Topic 840, “Leases” (“ASC 840”), which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Assets held under capital lease are included in Property and equipment, net. As of January 29, 2011 and January 30, 2010, accumulated depreciation related to capital leases for property and equipment was $58 million and $49 million, respectively.

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

Deferred Rent

We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as a deferred rent liability or asset. Deferred rent liabilities are recorded in our Consolidated Balance Sheets in the total amount of $321 million and $284 million at January 29, 2011 and January 30, 2010, respectively, of which $11 million and $9 million are recorded in Accrued expenses and other current liabilities, respectively. Landlord incentives and abatements are included in Deferred rent liabilities and amortized over the term of the lease.

Financial Instruments

We enter into foreign exchange forward contracts to minimize the risk associated with currency fluctuations relating to our foreign subsidiaries. We also enter into derivative financial arrangements such as interest rate swaps and interest rate caps to hedge interest rate risk associated with our long-term debt. We account for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and record all derivatives as either assets or liabilities on the Consolidated Balance Sheets measured at estimated fair value and recognize the changes in fair value as unrealized gains and losses. The recognition of these gains and losses depends on our intended use of the derivatives and resulting designation. We record the changes in fair value of derivative instruments, which do not qualify and therefore are not designated for hedge accounting, in our Consolidated Statements of Operations. If we determine that we do qualify for hedge accounting treatment, the following is a summary of the impact on our Consolidated Financial Statements:

•

For designated cash flow hedges, the effective portion of the changes in the fair value of derivatives are recorded in Accumulated other comprehensive income (loss) and subsequently recorded in Interest expense in the Consolidated Statements of Operations at the time the hedged item affects earnings.

•

For designated cash flow hedges, the ineffective portion of a hedged derivative instrument’s change in fair value is immediately recognized in Interest expense in the Consolidated Statements of Operations.

•

For designated fair value hedges, the change in the fair value of the derivative as well as the offsetting change in fair value of the hedged item attributable to the hedged risk are recorded in Interest expense in the Consolidated Statements of Operations.

Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for more information related to our accounting for derivative financial instruments. We did not have significant credit risk related to our financial instruments at January 29, 2011 and January 30, 2010.

Revenue Recognition

We generally recognize sales, net of customer coupons and other sales incentives, at the time the customer takes possession of merchandise, either at the point of sale in our stores or at the time the customer receives shipment for products purchased from our websites. We recognize the sale from lay-away transactions when our customer satisfies all payment obligations and takes possession of the merchandise. Sales are recorded net of sales, use and value added taxes.

Other revenues of $77 million, $79 million and $93 million for fiscals 2010, 2009 and 2008, respectively, are included in Net sales. Other revenues consist of shipping, licensing fees, warranty and consignment income and non-core product related revenue.

Reserve for Sales Returns

We reserve amounts for sales returns for estimated product returns by our customers based on historical return experience, changes in customer demand, known returns we have not received, and other assumptions. The balances of our reserve for sales returns were $10 million and $9 million at January 29, 2011 and January 30, 2010, respectively.

Cost of Sales and SG&A Expenses

The following table illustrates what is reflected in each expense category:

“Cost of sales”	“SG&A”
• the cost of merchandise acquired from vendors;	• store payroll and related payroll benefits;

• freight in;	• rent and other store operating expenses;

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

Credits and Allowances Received from Vendors

We receive credits and allowances that are related to formal agreements negotiated with our vendors. These credits and allowances are predominantly for cooperative advertising, promotions and volume related purchases. We generally treat credits and allowances, including cooperative advertising allowances, as a reduction of product cost in accordance with the provisions of ASC Topic 605, “Revenue Recognition” (“ASC 605”) since such funds are not a reimbursement of specific, incremental, identifiable costs incurred by us in selling the vendors’ products.

In addition, we record sales net of in-store coupons that are redeemed, in accordance with ASC 605.

Advertising Costs

Gross advertising costs are recognized in SG&A at the point of first broadcast or distribution and were $445 million, $428 million and $453 million in fiscals 2010, 2009 and 2008, respectively.

Pre-opening Costs

The cost of start-up activities, including organization costs, related to new store openings are expensed as incurred.

Costs of Computer Software

We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of ASC 350. We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of ASC 350 are met. We expense those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities as they are incurred. We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over a useful life of five years, beginning when the software is ready for its intended use. We amortized computer software costs of $19 million, $25 million and $32 million for fiscals 2010, 2009 and 2008, respectively.

Other Income, net

Other income, net includes the following:

	Fiscal Years Ended
(In millions)	January 29, 2011	January 30, 2010	January 31, 2009
Gift card breakage income	$(20)	$(20)	$(78)
Credit card program income	(19)	(31)	(35)
Net gains on sales of properties	(10)	(6)	(5)
Impairment of long-lived assets	11	7	33
Gain on litigation settlement	—	(51)	—
Gain on liquidation of a foreign subsidiary	—	—	(39)
Other (1)	(13)	(11)	(4)

Total	$(51)	$(112)	$(128)

(1)	Includes gains and losses resulting from foreign currency translation related to operations, fixed asset write-offs and other miscellaneous income and expense charges.

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

Prior to the fourth quarter of fiscal 2008, the Company recognized breakage income when gift card redemptions were deemed remote and the Company determined that there was no legal obligation to remit the unredeemed gift cards to the relevant tax jurisdiction (“Cliff Method”), based on historical information. At the end of the fourth quarter of fiscal 2008, the Company concluded it had accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, the Company changed its method for recording gift card breakage income to recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards (“Redemption Method”). As a result, the cumulative catch up adjustment recorded in fiscal 2008 resulted in an additional $59 million of gift card breakage income. In addition, we recognized $20 million, $20 million and $19 million of gift card breakage income in fiscals 2010, 2009 and 2008, respectively.

In the second quarter of fiscal 2010, the State of New Jersey (the “State”) enacted a law that would require us to turn over to the State unused balances of certain gift cards purchased in New Jersey on which there had been no activity for a two-year period. In November 2010, the United States District Court for the District of New Jersey (the “District Court”) preliminarily enjoined the State from enforcing this section of the law. The State appealed that decision to the United States Court of Appeals for the Third Circuit (the “Third Circuit”), and that appeal is pending. The New Jersey law also requires us to obtain and maintain the zip codes of customers who purchase gift cards in New Jersey. In January 2011, the District Court declined to enjoin enforcement of this section of the law. However, on or about January 31, 2011, the Third Circuit granted a preliminary injunction preventing enforcement of this section of the law pending appeal.

Credit Card Program

We currently operate under a Credit Card Program agreement (the “Agreement”) with a third-party credit lender to offer co-branded and private label credit cards to our customers. The current agreement expires in June 2012. The credit lender provides financing for our customers to purchase merchandise at our stores and other businesses and funds and administrates the customer loyalty program for credit card holders. We received an up-front incentive payment for entering into the Agreement, which is deferred and is being amortized ratably over the life of the Agreement. In addition, we receive bounty fees for credit card activations and royalties on the co-branded and private label credit cards. Bounty fees and royalties are recognized when earned and realizable. During fiscals 2010, 2009 and 2008, we recognized $19 million, $31 million and $35 million of other income, respectively, relating to the credit card program.

Net Gains on Sales of Properties

Net gains on sales of properties were $10 million, $6 million and $5 million for fiscals 2010, 2009 and 2008, respectively. Refer to Note 5 entitled “PROPERTY AND EQUIPMENT” for further information.

Impairment of Long-Lived Assets and Costs Associated with Exit Activities

We evaluate the carrying value of all long-lived assets, which include property, equipment and finite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”). If a long-lived asset is found to be non-recoverable, we record an impairment charge equal to the difference between the asset’s carrying value and fair value. This evaluation requires management to make judgments relating to future cash flows, growth rates, and economic and market conditions. These evaluations are based on determining the fair value of an asset using a valuation method such as discounted cash flow or a relative, market-based approach.

During fiscals 2010, 2009 and 2008, we recorded total impairment losses of $11 million, $7 million and $33 million, respectively. Impairment losses are recorded in Other income, net within our Consolidated Statement of Operations. These impairments were primarily due to the identification of underperforming stores and the relocation of certain stores.

For any store closing where a lease obligation still exists, we record the estimated future liability associated with the rental obligation less any estimated sublease income on the date the store is closed in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations.” Refer to Note 10 entitled “RESTRUCTURING AND OTHER CHARGES” for charges related to restructuring initiatives.

Gain on Litigation Settlement

In fiscal 2009, we recognized a $51 million gain related to the litigation settlement with Amazon.com (“Amazon”) which was recorded in Other income, net. Refer to Note 15 entitled “LITIGATION AND LEGAL PROCEEDINGS” for further information.

Gain on Liquidation of a Foreign Subsidiary

In fiscal 2008, the operations of TRU (HK) Limited, our wholly-owned subsidiary, were substantially liquidated. As a result, we recognized a $39 million gain representing a cumulative translation adjustment, in accordance with ASC Topic 830, “Foreign Currency Matters.” The gain is included in Other income, net in our Consolidated Statements of Operations and as Foreign currency effect on liquidation of foreign subsidiary in our Consolidated Statement of Stockholders’ Equity (Deficit).

Foreign Currency Translation

The functional currencies of our foreign subsidiaries are as follows:

•	Australian dollar for our subsidiary in Australia;

•	British pound sterling for our subsidiary in the United Kingdom (“U.K.”);

•	Canadian dollar for our subsidiary in Canada;

•	Euro for subsidiaries in Austria, France, Germany, Spain and Portugal;

•	Japanese yen for our subsidiary in Japan; and

•	Swiss franc for our subsidiary in Switzerland.

Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period. The resulting translation adjustments are recorded in Accumulated other comprehensive income (loss) within Stockholders’ Equity (Deficit).

Gains and losses resulting from foreign currency transactions related to operations have been immaterial and are included in Other income, net. Foreign currency transactions related to short-term, cross-currency intercompany loans amounted to a gain of $10 million, a gain of $28 million and a loss of $38 million for fiscals 2010, 2009 and 2008, respectively. Such amounts were included in Interest expense.

We economically hedge these short-term, cross-currency intercompany loans with foreign currency forward contracts. These derivative contracts were not designated as hedges and are recorded on our Consolidated Balance Sheets at fair value with a gain or loss recorded on the Consolidated Statements of Operations in Interest expense. For fiscals 2010, 2009 and 2008, we recorded a loss of $10 million, a loss of $28 million and a gain of $38 million, respectively. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). Our provision for income taxes and effective tax rates are calculated by legal entity and jurisdiction and are based on a number of factors, including our income tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions and valuation allowances. We use significant judgment and estimates in evaluating our tax positions. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction.

Under ASC 740, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements. Valuation allowances are established when, in management’s judgment, it is more likely than not that our deferred tax assets will not be realized. In assessing the need for a valuation allowance, management weighs the available positive and negative evidence, including limitations on the use of tax loss and other carryforwards due to changes in ownership, historic information, projections of future sources of taxable income, including future reversals of taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards, and tax planning strategies.

At any one time, our tax returns for numerous tax years are subject to examination by U.S. Federal, state and foreign taxing jurisdictions. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes for income tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. We adjust these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently enacted tax law changes, published rulings, court cases and outcomes of tax audits. While we do not expect material changes, it is possible that our actual tax liability will differ from our established tax liabilities for unrecognized tax benefits, and our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax balances reflect the more-likely-than-not outcome of known tax contingencies.

At January 29, 2011 and January 30, 2010, we reported unrecognized tax benefits in Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets. These tax liabilities do not include a portion of our unrecognized tax benefits, which have been recorded as a reduction of Deferred tax assets related to tax loss carryforwards. For further information, refer to Note 11 entitled “INCOME TAXES.”

Stock-Based Compensation

Under the provisions of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We have applied ASC 718 to new awards and to awards modified, repurchased or cancelled since January 29, 2006. We continue to account for any portion of awards outstanding at January 29, 2006 that have not been modified, repurchased or cancelled using the provisions of Accounting Principles Board Opinion 25. For further information refer to Note 7 entitled “STOCK-BASED COMPENSATION.”

Earnings per share

Earnings per share is computed as follows (in millions, except for share data):

	Fiscal Years Ended
	January 29, 2011			January 30, 2010			January 31, 2009
	Net Earnings Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount	Net Earnings Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount	Net Earnings Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount
Basic earnings per share	$168	48,941,118	$3.43	$312	48,962,152	$6.37	$218	48,936,391	$4.45
Effect of dilutive share-based awards	—	1,040,386	(0.07)	—	342,811	(0.04)	—	290,030	(0.02)

Dilutive earnings per share	$168	49,981,504	$3.36	$312	49,304,963	$6.33	$218	49,226,421	$4.43

Basic earnings per share is computed by dividing Net earnings attributable to Toys “R” Us, Inc. by the weighted average number of shares of common stock outstanding during the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

Options to purchase shares of common stock that were outstanding and restricted stock that were unvested at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising or converting such awards in common stock would be anti-dilutive were nominal, 1.6 million and 0.3 million for fiscals 2010, 2009 and 2008, respectively.

NOTE 2 — LONG-TERM DEBT

A summary of the Company’s consolidated Long-term debt as well as the effective interest rates on our outstanding variable rate debt as of January 29, 2011 and January 30, 2010, respectively, is outlined in the table below:

(In millions)	January 29, 2011	January 30, 2010
7.625% notes, due fiscal 2011 (1)	$503	$507
Toys-Japan 2.45%-2.85% loans due fiscals 2012-2015 (2)	177	172
Secured term loan facility, due fiscal 2012 (7.39%) (3)(4)	—	798
Unsecured credit facility, due fiscal 2012 (8.14%) (3)(4)	—	180
French real estate credit facility, due fiscal 2012 (4.51% and 4.51%)	84	86
Spanish real estate credit facility, due fiscal 2012 (4.51% and 4.51%)	175	180
European and Australian asset-based revolving credit facility expires fiscal 2012	—	—
U.K. real estate senior credit facility, due fiscal 2013 (5.02% and 5.02%)	555	562
U.K. real estate junior credit facility, due fiscal 2013 (6.84% and 6.84%)	97	99
7.875% senior notes, due fiscal 2013 (1)	396	395
Toys-Japan unsecured credit line due fiscal 2013 (5)	17	—
Secured revolving credit facility, expires fiscal 2015 (3)(6)	—	—
Secured term loan facility, due fiscal 2016 (6.0%) (3)(4)	687	—
7.375% senior secured notes, due fiscal 2016 (3)(4)	348	—
10.750% senior notes, due fiscal 2017 (7)	929	926
8.500% senior secured notes, due fiscal 2017 (8)	716	715
7.375% senior notes, due fiscal 2018 (1)	405	406
8.750% debentures, due fiscal 2021 (9)	22	22
Finance obligations associated with capital projects	123	101
Capital lease obligations	54	47

	5,288	5,196
Less current portion (10)	570	162

Total Long-term debt (11)	$4,718	$5,034

(1)

Represents obligations of Toys “R” Us, Inc. legal entity. For further details on parent company information, refer to Schedule I — Parent Company Condensed Financial Statements and Notes to the Condensed Financial Statements.

(2)

On September 30, 2010, Toys “R” Us-Japan, Ltd. (“Toys-Japan”) entered into an agreement to refinance, at maturity, three of its outstanding bank loans, which extended their maturity date from January 2011 to January 2016. Pursuant to the terms of the new agreement, Toys-Japan is required to make principal payments of approximately ¥1.6 billion ($20 million at January 29, 2011) annually with the remaining principal and interest due upon maturity.

(3)	Represents obligations of Toys “R” Us-Delaware, Inc. (“Toys-Delaware”).
(4)

On August 24, 2010, Toys-Delaware repaid the outstanding loan balances, plus accrued interest and fees under the secured term loan facility (the “Secured Term Loan”) and unsecured credit facility (the “Unsecured Credit Facility”) in conjunction with the offering of $350 million aggregate principal amount of 7.375% senior secured notes due fiscal 2016 (“Toys-Delaware Secured Notes”) and the amendment and restatement of the Secured Term Loan, which among other things, provided for a term loan of $700 million and extended the maturity to fiscal 2016. Pursuant to the terms of the amended and restated Secured Term Loan Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($7 million per year) of the original principal amount of the loan. As such, this amount has been classified as Current portion of Long-term debt on our Consolidated Balance Sheet as of January 29, 2011.

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

(7)	Represents obligations of Toys “R” Us Property Company I, LLC (“TRU Propco I”) and its subsidiaries.
(8)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).
(9)	Represents obligations of Toys “R” Us, Inc. and Toys – Delaware, Inc.

(10)

Current portion of Long-term debt as of January 29, 2011 is primarily comprised of $503 million of the 7.625% notes maturing on August 1, 2011. Current portion of Long-term debt as of January 30, 2010 was primarily comprised of $127 million of Toys – Japan bank loans which matured on January 17, 2011.

(11)

We maintain derivative instruments on certain of our long-term debt, which impact our effective interest rates. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

As of January 29, 2011, we had total indebtedness of $5.3 billion, of which $2.8 billion was secured indebtedness. Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our and our subsidiaries’ abilities to:

•	incur certain additional indebtedness;

•	transfer money between the parent company and our various subsidiaries;

•	pay dividends on, repurchase or make distributions with respect to our or our subsidiaries’ capital stock or make other restricted payments;

•	issue stock of subsidiaries;

•	make certain investments, loans or advances;

•	transfer and sell certain assets;

•	create or permit liens on assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	amend certain documents.

The amount of net assets that were subject to such restrictions was approximately $872 million and $709 million as of January 29, 2011 and January 30, 2010, respectively. Our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.

We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. As of January 29, 2011, we have funds available to finance our operations under our secured revolving credit facility through August 2015, our European and Australian asset-based revolving credit facility (“European ABL”) through October 2012 and our Toys – Japan unsecured credit lines with a Tranche maturing March 2011 and a Tranche maturing June 2013. Our lenders may be unable to fund borrowings under their credit commitments to us if these lenders face bankruptcy or failure. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.

The total fair values of our Long-term debt, with carrying values of $5.3 billion and $5.2 billion at January 29, 2011 and January 30, 2010, were $5.4 billion and $4.8 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.

The annual maturities of our Long-term debt, including current portions, at January 29, 2011 are as follows:

(In millions)	Annual Maturities
2011	$570
2012	312
2013	1,101
2014	38
2015	71
2016 and subsequent	3,196

Total	$5,288

European ABL expires fiscal 2012 ($0 at January 29, 2011)

On October 15, 2009, certain of our foreign subsidiaries entered into the European ABL, which provides for a three-year £112 million senior secured asset-based revolving credit facility which expires October 15, 2012. On November 19, 2009, we partially exercised the accordion feature which increased availability to include additional lender commitments. This increased the ceiling of the facility from £112 million to £124 million ($197 million at January 29, 2011). Borrowings under the European ABL are subject, among other things, to the terms of a borrowing base derived from the value of eligible inventory and eligible accounts receivable of certain of Toys “R” Us Europe, LLC’s (“Toys Europe”) and Toys “R” Us Australia Holdings, LLC’s (“Toys Australia”) subsidiaries. The terms of the European ABL include a customary cash dominion trigger requiring the cash of certain of Toys Europe’s and Toys Australia’s subsidiaries to be applied to pay down outstanding loans if availability falls below certain thresholds. The European ABL also contains a springing fixed charge coverage ratio of 1.10 to 1.00 based on the EBITDA and fixed charges of Toys Europe, Toys Australia and their subsidiaries. Loans under the European ABL bear interest at a rate based on the London Interbank Offered Rate (“LIBOR”)/the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 4.00% for the first year and thereafter, 3.75%, 4.00% or 4.25% depending on availability. A commitment fee accrues on any unused portion of the commitments at a rate per annum also based on usage. Borrowings under the European ABL are guaranteed to the extent legally possible and practicable by Toys Europe, Toys Australia and certain of their material subsidiaries. Borrowings are secured by substantially all assets which are not already pledged, of Toys Europe, Toys Australia and certain U.K. and Australian obligors, as well as by share pledges over the shares of (and certain assets of) other material subsidiaries. The European ABL contains covenants that, among other things, restrict the ability of Toys Europe and Toys Australia and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, repurchase or pay dividends or make certain other restricted payments on capital stock, make acquisitions and investments or engage in mergers or consolidations. At January 29, 2011, we had no outstanding borrowings and $77 million of availability under the European ABL. At January 29, 2011, deferred financing expenses for this credit facility were $5 million and have been included in Other assets on our Consolidated Balance Sheets.

Subsequent Event

On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for the European ABL (the “New European ABL”) in order to extend the maturity date of the facility and amend certain other provisions. The New European ABL facility as amended provides for a five-year £128 million ($207 million at March 8, 2011) asset-based senior secured revolving credit facility which will expire in March 8, 2016. Loans under the New European ABL bear interest at a rate of LIBOR/EURIBOR plus a margin of 2.50% through the second quarter of fiscal 2011 and thereafter 2.25%, 2.50% or 2.75% depending on historical excess availability. In addition, a commitment fee accrues on any unused portion of the commitments at a rate per annum of 0.375% or 0.50% based on usage. In connection with the amendment and restatement of the credit agreement, we incurred approximately $4 million in fees.

Borrowings under the New European ABL are subject, among other things, to the terms of a borrowing base derived from the value of eligible inventory and/or eligible accounts receivable of certain of Toys Europe’s and Toys Australia’s subsidiaries organized in Australia, England and France. The terms of the New European ABL include a customary cash dominion trigger requiring the cash of certain of Toys Europe’s and Toys Australia’s subsidiaries to be applied to pay down outstanding loans if availability falls below certain thresholds. The New European ABL also contains a springing fixed charge coverage ratio of 1.00 to 1.00 based on the EBITDA (as defined in the agreement governing the New European ABL) and fixed charges of Toys Europe, Toys Australia and their subsidiaries. Borrowings under the New European ABL are guaranteed by Toys Europe, Toys Australia and certain of their material subsidiaries, with certain customary local law limitations and to the extent such guarantees do not result in adverse tax consequences. Borrowings are secured by substantially all assets of Toys Europe, Toys Australia and the U.K. and Australian Obligors, as well as by share pledges over the shares of other material subsidiaries and pledges over certain of their assets (including bank accounts and certain receivables). The New European ABL contains covenants that, among other things, restrict the ability of Toys Europe and Toys Australia and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, repurchase or pay dividends or make certain other restricted payments on capital stock, make acquisitions and investments or engage in mergers or consolidations.

Toys – Japan Unsecured Credit Lines, expires fiscals 2011-2013 ($17 million at January 29, 2011)

Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥20 billion ($244 million at January 29, 2011), which expires on March 30, 2011. At January 29, 2011, we had outstanding borrowings of $17 million under Tranche 1, with $227 million of remaining availability.

On September 30, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result beginning on March 30, 2011, Tranche 1 will be available in amounts of up to ¥14.9 billion ($182 million at January 29, 2011), expiring on June 30, 2013, and will bear an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.90% per annum. We paid fees of $2 million to refinance Tranche 1, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. As of January 29, 2011, deferred financing expenses for this agreement were $2 million and have been included in Other assets on our Consolidated Balance Sheets.

On February 26, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Additionally, on March 29, 2010, Toys-Japan modified Tranche 2 to include an additional lender. As a result, Tranche 2 is now available in amounts of up to ¥14 billion ($171million at January 29, 2011), expiring on March 28, 2011, and bears an interest rate of TIBOR plus 0.80% per annum. We paid fees of $2 million to refinance Tranche 2, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At January 29, 2011, we had no outstanding Short-term debt under Tranche 2, with $171 million of remaining availability. As of January 29, 2011, deferred financing expenses for this agreement were nominal and have been included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.

These agreements contain covenants, including, among other things, covenants that require Toys – Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys – Japan from paying dividends or making loans to affiliates without lender consent.

Subsequent Event

On March 18, 2011, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 will be available on March 28, 2011 in amounts of up to ¥10 billion ($124 million at March 18, 2011), expiring on June 29, 2012, and bears an interest rate of TIBOR plus 0.80% per annum. We paid fees of $1 million to refinance Tranche 2, which will be capitalized as deferred debt issuance costs and amortized over the term of the agreement.

$1.85 billion senior secured revolving credit facility, expires fiscal 2015 ($0 million at January 29, 2011)

On August 10, 2010, Toys-Delaware, a direct wholly-owned subsidiary, and certain of its subsidiaries amended and restated the credit agreement for its secured revolving credit facility (“ABL Facility”) in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended provides for $1.85 billion of revolving commitments maturing on August 10, 2015, which could increase by $650 million, subject to certain conditions. The ABL Facility as amended bears a tiered floating interest rate of LIBOR plus a margin of between 2.50% and 3.00% depending on usage. In connection with the amendment and restatement of the credit agreement, we paid approximately $37 million in fees, including fees paid to the Sponsors pursuant to their advisory agreement. In addition, as a result of the amendment and restatement of the credit agreement, we expensed approximately $9 million of deferred financing costs associated with our secured revolving credit facility in fiscal 2010.

This secured revolving credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets of Toys-Delaware and certain of its subsidiaries, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants, including, among other things, covenants that restrict Toys-Delaware’s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. The ABL Facility, as amended pursuant to the amended and restated credit agreement, requires Toys-Delaware to maintain minimum excess availability at all times of no less than $125 million and to sweep cash toward prepayment of the loans if excess availability falls below $150 million for any three days in a 30-day period. Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory and eligible credit card receivables and certain real estate less any applicable availability reserves. At January 29, 2011, under our secured revolving credit facility, we had no outstanding borrowings, a total of $101 million of outstanding letters of credit and excess availability of $1.013 billion. This amount is also subject to the minimum excess availability covenant, which was $125 million at January 29, 2011, with remaining availability of $888 million in excess of the covenant. At January 29, 2011, deferred financing expenses for this credit facility were $59 million and have been included in Other assets on our Consolidated Balance Sheets.

7.625% notes, due fiscal 2011 ($503 million at January 29, 2011)

On July 24, 2001, we issued $500 million of notes bearing interest at 7.625% per annum maturing on August 1, 2011. The notes were issued at a discount of $1 million which resulted in the receipt of proceeds of $499 million. Simultaneously with the issuance of the notes, we entered into interest rate swap agreements. We subsequently terminated the interest rate swap agreements and received a payment of $27 million which is being amortized over the remaining term of the notes. Interest is payable semi-annually on February 1 and August 1 of each year. These notes carry a limitation on creating liens on domestic real property or improvements or the stock or indebtedness of domestic subsidiaries (subject to certain exceptions) that exceed the greater of 10% of the consolidated net tangible assets or 15% of the consolidated capitalization. The covenants also restrict sale and leaseback transactions (subject to certain exceptions) unless net proceeds are at least equal to the sum of all costs incurred in connection with the acquisition of the principal property and a lien would be permitted on such principal property. At January 29, 2011, deferred financing expenses for these notes were nominal and have been included in Other assets on our Consolidated Balance Sheets.

Japan Bank Loans (2.45% to 2.85%) loans due fiscals 2012-2015 ($177 million at January 29, 2011)

Toys-Japan currently has five bank loans with various financial institutions totaling $177 million at January 29, 2011. On September 30, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance three bank loans, which matured on January 17, 2011. Under the new agreement, which began on January 17, 2011, the loan for ¥11.5 billion ($140 million at January 29, 2011) will mature on January 29, 2016 and bear an interest rate of TIBOR plus 1.50% per annum. In conjunction with the new agreement we entered into an interest rate swap, converting the variable rate of interest to a fixed rate of 2.45% on January 17, 2011. The swap has been designated as a cash flow hedge. Toys-Japan is required to make principal payments of approximately ¥1.6 billion ($20 million at January 29, 2011) annually in January of each year commencing on January 2012 with the remaining principal and interest due upon maturity. Toys-Japan paid fees of $3 million to refinance these loans, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. The remaining four bank loans, representing $37 million, are amortizing and mature between fiscal 2012 and fiscal 2014. As of January 29, 2011, deferred financing expenses for this agreement were $3 million and have been included in Other assets on our Consolidated Balance Sheets.

These agreements contain covenants, including, among other things, covenants that require Toys – Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys – Japan from paying dividends or making loans to affiliates without lender agreement.

€62 million French and €129 million Spanish real estate credit facilities, due fiscal 2012 ($84 million and $175 million at January 29, 2011, respectively)

On January 23, 2006, our indirect wholly-owned subsidiaries Toys “R” Us France Real Estate SAS and Toys “R” Us Iberia Real Estate S.L. entered into the French and Spanish real estate credit facilities, respectively. These facilities are secured by, among other things, selected French and Spanish real estate. The maturity date for each of these loans is February 1, 2013. The loans have interest rates of EURIBOR plus 1.50% plus mandatory costs per annum. The loan agreements contain covenants that restrict the ability of the borrowers to engage in mergers or consolidations, incur additional indebtedness, or create or permit additional liens on assets. The loan agreements also require the borrower to maintain interest coverage ratios of 110%. If the coverage ratio is less than 110% there is a 10 day window to prevent default. The borrower has an option to pay down the loan to increase the coverage up to 110%, acquire new properties or deposit collateral into an appropriate account. However, this cannot occur in two consecutive periods or more than six times during the life of the debt instrument. At January 29, 2011, deferred financing expenses for these facilities were $4 million and have been included in Other assets on our Consolidated Balance Sheets.

£350 million U.K. real estate senior and £61 million U.K. real estate junior credit facilities, due fiscal 2013 ($555 million and $97 million at January 29, 2011, respectively)

On February 8, 2006, Toys “R” Us Properties (UK) Limited (“Toys Properties”), our indirect wholly-owned subsidiary, entered into a series of secured senior and junior loans with Vanwall as the Issuer and Senior Lender and The Royal Bank of Scotland PLC as Junior Lender. These facilities are secured by, among other things, selected U.K. real estate. The U.K. real estate senior credit facility bears interest of 5.02% plus mandatory costs. The U.K. real estate junior credit facility bears interest at an annual rate of LIBOR plus a margin of 2.25% plus mandatory costs. At January 29, 2011, deferred financing expenses for these credit facilities were $3 million and have been included in Other assets on our Consolidated Balance Sheets.

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

Vanwall is a variable interest entity established with the limited purpose of issuing and administering the notes under the credit agreement with Toys Properties. On February 9, 2006, Vanwall issued $620 million of multiple classes of commercial mortgage backed floating rate notes (the “Floating Rate Notes”) to third party investors (the “Bondholders”), which are publicly traded on the Irish Stock Exchange Limited. The proceeds from the Floating Rate Notes issued by Vanwall were used to fund the Senior Loan to Toys Properties. Pursuant to the Credit Agreement, Vanwall is required to maintain an interest rate swap which effectively fixed the variable LIBOR rate at 4.56%, the same as the fixed interest rate less the applicable credit spread paid by Toys Properties to Vanwall. The fair value of this interest rate swap was a liability of approximately $34 million and $40 million at January 29, 2011 and January 30, 2010, respectively. For further details regarding the consolidation of Vanwall, refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

7.875% Senior Notes, due fiscal 2013 ($396 million at January 29, 2011)

On April 8, 2003, Toys “R” Us, Inc. issued $400 million in notes bearing interest at a coupon rate of 7.875%, maturing on April 15, 2013. The notes were issued at a discount of $7 million which resulted in the receipt of proceeds of $393 million. Simultaneously with the sale of the notes, we entered into interest rate swap agreements. We subsequently terminated the swaps at a loss of $6 million which is being amortized over the remaining term of the notes. Interest is payable semi-annually on April 15 and October 15 of each year. These notes carry a limitation on creating liens on domestic real property or improvements or the stock or indebtedness of domestic subsidiaries (subject to certain exceptions) that exceed the greater of 10% of the consolidated net tangible assets or 15% of the consolidated capitalization. The covenants also restrict sale and leaseback transactions (subject to certain exceptions) unless net proceeds are at least equal to the sum of all costs incurred in connection with the acquisition of the principal property and a lien would be permitted on such principal property. At January 29, 2011, deferred financing expenses for these notes were $1 million and have been included in Other assets on our Consolidated Balance Sheets.

Senior Secured Notes and New Secured Term Loan, due fiscal 2016 ($348 million and $687 million at January 29, 2011, respectively)

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

The Toys-Delaware Secured Notes were issued at par; while the New Secured Term Loan was issued at a discount of $11 million which resulted in the receipt of gross proceeds of approximately $1,039 million. The gross proceeds were used to repay our outstanding loan balance of $800 million under the Secured Term Loan and $181 million under the Unsecured Credit Facility. In addition, the gross proceeds were used to pay transaction fees of approximately $24 million, including fees paid to the Sponsors pursuant to their advisory agreement and prepayment penalty fees of $2 million under the Unsecured Credit Facility. In connection with the offering of the Toys-Delaware Secured Notes and the New Secured Term Loan, Toys-Delaware also retained $28 million of cash for general corporate purposes. An investment fund advised by affiliates of KKR owned an aggregate of $5 million of the Toys-Delaware Secured Notes as of January 29, 2011. Additionally, KKR owned 6% of the New Secured Term Loan as of January 29, 2011. Fees paid in connection with the offering of the Toys-Delaware Secured Notes and New Secured Term Loan totaled approximately $11 million and $15 million, respectively, and were deferred and expensed over the life of the instruments. As a result of the repayment of the Secured Term Loan and Unsecured Credit Facility, Toys-Delaware expensed approximately $16 million and $1 million, respectively, of deferred financing costs in fiscal 2010. During the fourth quarter of 2010, Toys-Delaware repaid $2 million of the New Secured Term Loan. At January 29, 2011, deferred financing expenses for the Toys-Delaware Secured Notes and the New Secured Term Loan were $10 million and $14 million, respectively, and have been included in Other assets on our Consolidated Balance Sheets. Further, the Toys-Delaware Secured Notes and the New Secured Term Loan are guaranteed by certain of Toys-Delaware subsidiaries and the borrowings thereunder are secured by the trademarks and certain other intellectual property of Geoffrey LLC, our wholly owned subsidiary, and the assets securing the ABL Facility including inventory, accounts receivable, equipment and certain other personal property owned or acquired by Toys-Delaware and certain of its subsidiaries.

The indenture governing Toys-Delaware Secured Notes contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware to incur additional indebtedness, pay dividends or make other distributions, make investments and other restricted payments or create liens. These covenants are subject to a number of important qualifications and limitations. Certain covenants will be suspended at any time Toys-Delaware Secured Notes are rated “investment grade.” In addition, the indenture contains customary terms and covenants, including certain events of default after which Toys-Delaware Secured Notes may be due and payable immediately. The Toys-Delaware Secured Notes may be redeemed, in whole or in part, at any time prior to September 1, 2013, at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest, if any, as of the date of redemption. The Toys-Delaware Secured Notes will be redeemable, in whole or in part, at any time on or after September 1, 2013 at the specified redemption prices, plus accrued and unpaid interest. Toys-Delaware may also redeem up to 35% of the Toys-Delaware Secured Notes prior to September 1, 2013, with the net cash proceeds from certain equity offerings at a redemption price equal to 107.375% of the principal amount of Toys-Delaware Secured Notes plus accrued and unpaid interest to the date of redemption. Following specified kinds of changes of control with respect to Toys-Delaware, Toys-Delaware will be required to offer to purchase Toys-Delaware Secured Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. Interest on the Toys-Delaware Secured Notes is payable in cash semi-annually in arrears through maturity on March 1 and September 1 of each year, commencing on March 1, 2011. Toys-Delaware Secured Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act.

The New Secured Term Loan as amended, provides for, among other things, an accordion feature that will allow Toys-Delaware to request one or more additional term loans be added to the New Secured Term Loan in an aggregate principal amount of up to $700 million, to be reduced on a dollar-for-dollar basis by the aggregate principal amount of one or more additional series of senior secured notes that may be issued after the date of the initial issuance of the Toys-Delaware Secured Notes.

The New Secured Term Loan will continue to contain customary covenants applicable to Toys-Delaware and certain of its subsidiaries, including, among other things, covenants that restrict the ability of Toys–Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. These covenants are subject to certain exceptions, including among other things to allow for the debt represented by the

Toys-Delaware Secured Notes, certain other additional debt incurrences including unsecured, later-maturing debt subject to a fixed charge coverage test, the prepayment or repayment of our 7.625% notes due fiscal 2011 and our 7.875% senior notes due fiscal 2013 subject to Toys-Delaware meeting a total leverage test and the provision of a cumulative credit exception allowing for Toys-Delaware and certain of its subsidiaries to make investments, pay dividends and make certain other restricted payments subject to Toys-Delaware meeting a fixed charge coverage test. If an event of default under the New Secured Term Loan occurs and is continuing, the principal amount outstanding, together with all accrued unpaid interest and other amounts owed may be declared immediately due and payable by the lenders. Toys-Delaware may optionally prepay the outstanding principal balance of the loan at any time. If such prepayment were to occur on or prior to August 24, 2011, Toys-Delaware would pay a premium equal to 1% of the remaining balance. The New Secured Term Loan will bear interest equal to LIBOR (at no time shall LIBOR be less than 1.50%) plus 4.50%, which is subject to a step down of 0.25% based on total leverage. In addition, pursuant to the terms of the agreement, Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($7 million per year) of the original principal amount of the loan. As such, this amount has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 29, 2011.

10.75% Senior Notes, due fiscal 2017 ($929 million at January 29, 2011)

On July 9, 2009, TRU Propco I, formerly known as TRU 2005 RE Holding Co. I, LLC, one of our wholly-owned subsidiaries, completed the offering of $950 million aggregate principal amount of senior unsecured 10.75% notes due 2017 (the “Notes”). The Notes were issued at a discount of $25 million which resulted in the receipt of proceeds of $925 million. The proceeds of $925 million from the offering of the Notes, together with $263 million of cash on hand and $99 million of restricted cash released from restrictions were used to repay the outstanding loan balance under TRU Propco I’s unsecured credit agreement of $1,267 million plus accrued interest of approximately $1 million and fees at closing of approximately $19 million. Total fees paid in connection with the sale of the Notes totaled approximately $23 million and were deferred and expensed over the life of the Notes. As a result of the repayment of our unsecured credit agreement, we expensed approximately $8 million of deferred financing costs in fiscal 2009. At January 29, 2011, deferred financing expenses for these notes were $19 million and have been included in Other assets on our Consolidated Balance Sheets.

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

On July 8, 2010, pursuant to a registration rights agreement between TRU Propco I and the initial purchasers of the Notes, TRU Propco I completed a registered exchange offer with respect to the Notes. In accordance with the indenture governing the Notes, we commenced a tender offer on June 25, 2010 to purchase for cash, up to an aggregate amount of approximately $25 million at par. The tender offer expired on July 26, 2010 with no holders opting to tender at that time.

8.50% Senior Secured Notes, due fiscal 2017 ($716 million at January 29, 2011)

On November 20, 2009, TRU Propco II, formerly known as Giraffe Properties, LLC, an indirect wholly-owned subsidiary, completed the offering of $725 million aggregate principal amount of senior secured 8.50% notes due 2017 (the “Propco II Notes”). The Propco II Notes were issued at a discount of $10 million which resulted in the receipt of proceeds of $715 million. The proceeds of $715 million, together with $93 million in cash on hand and the release of $22 million in cash from restrictions, were used to repay TRU Propco II’s outstanding loan balance under the Secured real estate loan agreement of $600 million, plus accrued interest of approximately $1 million and paid fees of approximately $29 million, which includes advisory fees of $7 million paid to the Sponsors pursuant to their advisory agreement. Affiliates of KKR, an indirect equity owner of the Company, owned 2% of the notes as of January 29, 2011. In addition, in connection with the offering, MPO Properties, LLC an indirect wholly-owned subsidiary, repaid the $200 million outstanding loan balance under the Secured real estate loan agreement. Fees paid in connection with the sale of the Propco II Notes were deferred and expensed over the life of the Propco II Notes. As a result of the repayment of our secured real estate loans, we expensed approximately $3 million of deferred financing costs in fiscal 2009. The Propco II Notes are solely the obligation of TRU Propco II and are not guaranteed by Toys “R” Us, Inc.

or Toys-Delaware or any of our other subsidiaries. The Propco II Notes are secured by the first priority security interests in all of the existing and future real estate properties of TRU Propco II and its interest in the master lease agreement between TRU Propco II as landlord and Toys-Delaware as tenant (the “TRU Propco II Master Lease”). Those real estate properties and interests in the TRU Propco II Master Lease are not available to satisfy or secure the obligations of the Company or its affiliates, other than the obligations of TRU Propco II under the Propco II Notes. At January 29, 2011, deferred financing expenses for these notes were $25 million and have been included in Other assets on our Consolidated Balance Sheets.

The indenture governing the Propco II Notes contains covenants, including, among other things, covenants that restrict the ability of TRU Propco II to incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, and impose restrictions on dividends or make other payments. The indenture governing the Propco II Notes also contains covenants that limit the ability of Toys “R” Us, Inc. to cause or permit Toys-Delaware to incur indebtedness or make restricted payments. These covenants are subject to a number of important qualifications and limitations. The Propco II Notes may be redeemed, in whole or in part, at any time prior to December 1, 2013 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The Propco II Notes will be redeemable, in whole or in part, at any time on or after December 1, 2013, at the specified redemption prices, plus accrued and unpaid interest, if any. In addition, prior to December 1, 2013, during each twelve month period commencing December 1, 2009, TRU Propco II may redeem up to 10% of the aggregate principal amount of the Propco II Notes at a redemption price equal to 103% of the principal amount of the Propco II Notes plus accrued and unpaid interest to the date of redemption. TRU Propco II may also redeem up to 35% of the Propco II Notes prior to December 1, 2012, with the net cash proceeds from certain equity offerings, at a redemption price equal to 108.5% of the principal amount of the Propco II Notes plus accrued and unpaid interest to the date of redemption. Following specified kinds of changes of control with respect to Toys “R” Us, Inc. or TRU Propco II, TRU Propco II will be required to offer to purchase the Propco II Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any to, but not including, the purchase date. Interest on the Propco II Notes is payable in cash semi-annually in arrears through maturity on June 1 and December 1 of each year, commencing on June 1, 2010.

On November 16, 2010, pursuant to a registration rights agreement between TRU Propco II and the initial purchasers of the Propco II Notes, TRU Propco II completed a registered exchange offer with respect to the Propco II Notes.

7.375% Senior Notes, due fiscal 2018 ($405 million at January 29, 2011)

On September 22, 2003, Toys “R” Us, Inc. issued $400 million in notes bearing interest at a coupon rate of 7.375%, maturing on October 15, 2018. The notes were issued at a discount of $2 million which resulted in the receipt of proceeds of $398 million. Simultaneously with the sale of the notes, we entered into interest rate swap agreements. We subsequently terminated the swaps and received a payment of $10 million which is being amortized over the remaining term of the notes. Interest is payable semi-annually on April 15 and October 15 of each year. These notes carry a limitation on creating liens on properties owned or acquired at May 28, 2002 or thereafter without effectively securing the debt securities equally and ratably with that debt and such liens cannot exceed 10% of the consolidated net tangible assets or 15% of the consolidated capitalization. The covenants also restrict sale and leaseback transactions unless net proceeds are at least equal to the sum of all costs incurred in connection with the acquisition of the principal property. At January 29, 2011, deferred financing expenses for these notes were $2 million and have been included in Other assets on our Consolidated Balance Sheets.

8.750% Debentures, due fiscal 2021 ($22 million at January 29, 2011)

On August 29, 1991, Toys “R” Us, Inc. issued $200 million in debentures bearing interest at a coupon rate of 8.750% (the “Debentures”), maturing on September 1, 2021. Interest is payable semi-annually on March 1 and September 1 of each year. On November 2, 2006, Toys-Delaware commenced a cash tender offer for any and all of the outstanding Debentures (the “Tender Offer”) and a related consent solicitation to effect certain amendments to the Indenture, eliminating all of the restrictive covenants and certain events of default in the Indenture. On November 30, 2006, the Tender Offer expired, and on December 1, 2006, Toys-Delaware consummated the Tender Offer of $178 million (approximately 89.2%) of the outstanding Debentures in the Tender Offer using borrowings under the unsecured credit facility to purchase the tendered Debentures. At January 29, 2011, deferred financing expenses for these notes were nominal and have been included in Other assets on our Consolidated Balance Sheets.

NOTE 3 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risk from potential changes in interest rates and foreign currency exchange rates. We regularly evaluate our exposure and enter into derivative financial instruments to economically manage these risks. We record all derivatives as either assets or liabilities on the Consolidated Balance Sheets measured at estimated fair value and recognize the changes in fair value as unrealized gains and losses. The recognition of these gains or losses depends on our intended use of the derivatives and the resulting designation. In certain defined conditions, we may designate a derivative as a hedge for a particular exposure.

Interest Rate Contracts

We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, EURIBOR, GBP LIBOR and TIBOR rates. Our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of January 29, 2011, our interest rate contracts have various maturity dates through September 2016. A portion of our interest rate swaps and caps as of January 29, 2011 are designated as cash flow and fair value hedges in accordance with ASC 815.

The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive income (loss); the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for fiscals 2010, 2009 and 2008, respectively. Reclassifications from Accumulated other comprehensive income (loss) to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a net gain of less than $1 million in fiscal 2011 to Interest expense from Accumulated other comprehensive income (loss).

The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the changes in fair values of the derivatives and the underlying hedged item separately. For our derivative that is designated as a fair value hedge, we recorded a $1 million loss in earnings related to ineffectiveness for fiscal 2010.

Certain of our agreements with credit-risk related features contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. Additionally, we had one agreement, which expired in December 2010, with a provision requiring we maintain an investment grade credit rating from each of the major credit rating agencies. As our ratings were below investment grade during this agreement, we were required to post collateral for this contract. At January 29, 2011 and January 30, 2010, derivative liabilities related to agreements that contain credit-risk related features had a fair value of $17 million and $42 million, respectively. As of January 30, 2010, we had a minimum collateral posting threshold with certain derivative counterparties and posted collateral of $33 million, which was recorded as Restricted cash on the Consolidated Balance Sheets. As of January 29, 2011, we were not required to post collateral with any derivative counterparties.

The following table presents our outstanding interest rate contracts as of January 29, 2011 and January 30, 2010:

			January 29, 2011	January 30, 2010
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount

Interest Rate Swaps
3 Month EURIBOR Float to Fixed Interest Rate Swap	February 2006	February 2013	$84	$86
3 Month EURIBOR Float to Fixed Interest Rate Swap	February 2006	February 2013	175	180
3 Month GBP LIBOR Float to Fixed Interest Rate Swap	February 2006	April 2013	94	96
3 Month GBP LIBOR Float to Fixed Interest Rate Swap (1)	April 2007	April 2013	3	3
1 Month USD LIBOR Float to Fixed Interest Rate Swap (2)	May 2008	December 2010	—	750
1 Month USD LIBOR Float to Fixed Interest Rate Swap (3)	May 2008	December 2010	—	550
3 Month USD LIBOR Fixed to Float Interest Rate Swap (1) (4)	September 2010	September 2016	350	—
6 Month JPY TIBOR Float to Fixed Interest Rate Swap (1) (5)	January 2011	January 2016	140	—

Interest Rate Caps
1 Month USD LIBOR Interest Rate Cap	July 2005	August 2010	$—	$800
3 Month USD LIBOR Interest Rate Cap	August 2008	August 2010	—	600
1 Month USD LIBOR Interest Rate Cap (1) (6)	January 2011	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap (6) (7)	January 2011	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap (6) (8)	January 2012	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap (6) (7)	January 2012	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap (6)	January 2014	April 2015	311	311

(1)	As of January 29, 2011, these derivatives were designated for hedge accounting.
(2)

On August 24, 2010, in conjunction with the repayment of the Secured Term Loan and projected variable interest rate exposure, the Company de-designated its $750 million interest rate swap. The remaining $6 million loss recorded in Accumulated other comprehensive income (loss) was reclassified to earnings through December 2010.

(3)

On November 10, 2009, in anticipation of the repayment of the $800 million Secured real estate loan and projected future variable interest rate exposure, the Company de-designated its $550 million interest rate swap. The remaining $16 million loss recorded in Accumulated other comprehensive income (loss) was reclassified to earnings through December 2010.

(4)

On December 7, 2010, we entered into a new interest rate swap to hedge our exposure to changes in fair value of the Toys—Delaware Secured Notes. The interest rate swap has a notional amount of $350 million and matures on September 1, 2016. This swap has been designated as a fair value hedge, swapping the fixed rate of interest on the Toys-Delaware Secured Notes, to a variable rate of interest. Under the interest rate swap agreement, we are entitled to receive semi-annual interest payments at a fixed rate of 7.375% and are required to make semi-annual interest payments at a floating rate equal to the 3 month LIBOR plus 5.104%.

(5)

On December 20, 2010, we entered into a new interest rate swap to manage our future interest rate exposure. The interest rate swap has a notional amount of ¥11.5 billion ($140 million at January 29, 2011) and matures on January 29, 2016. This swap has been designated as a cash flow hedge swapping the variable rate of interest on a Toys-Japan bank loan, to a fixed rate of interest. Under the interest rate swap agreement, we are entitled to receive semi-annual interest payments at a variable rate equal to the 6 month TIBOR plus 1.50% and are required to make semi-annual interest payments at a fixed rate of 2.45%.

(6)	On April 3, 2009, we entered into five new forward-starting interest rate cap agreements to manage our future interest rate exposure. The total amount paid for the caps was $15 million.
(7)

On November 10, 2009, the Company de-designated two $500 million forward-starting interest rate caps resulting in a reclassification from Accumulated other comprehensive income (loss) to earnings a gain of $1 million; an additional $2 million will be amortized from Accumulated other comprehensive income (loss) to earnings over the remaining life of the caps.

(8)

On August 24, 2010, the Company de-designated a portion of this interest rate cap. The remaining $1 million loss recorded in Accumulated other comprehensive income (loss) will be reclassified to earnings over the remaining life of the cap. As of January 29, 2011, 40% of the $500 million forward-starting interest rate cap is designated as a cash flow hedge.

Foreign Exchange Contracts

We occasionally enter into foreign currency forward contracts to economically hedge the U.S. dollar merchandise purchases of our foreign subsidiaries and our short-term, cross-currency intercompany loans with our foreign subsidiaries. We enter into these contracts in order to reduce our exposure to the variability in expected cash outflows attributable to changes in foreign currency rates. These derivative contracts are not designated as hedges and are recorded on our Consolidated Balance Sheets at fair value with a gain or loss recorded on the Consolidated Statements of Operations in Interest expense.

Our foreign exchange contracts contain some credit-risk related contingent features, are subject to master netting arrangements and typically mature within 12 months. These agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At January 29, 2011 derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $2 million. At January 30, 2010, we had no derivative liabilities related to agreements that contain credit-risk related contingent features. We are not required to post collateral for these contracts.

The following table presents our outstanding foreign exchange contracts as of January 29, 2011 and January 30, 2010:

			January 29, 2011	January 30, 2010
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount

Foreign-Exchange Forwards

Short-term cross-currency intercompany loans	Varies	Varies	$120	$23

Merchandise purchases	Varies	Varies	171	111

The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive income (loss) on our Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009:

	Fiscal Years Ended
(In millions)	January 29, 2011	January 30, 2010	January 31, 2009

Derivatives designated as cash flow hedges:
Beginning balance	$(15)	$(25)	$(4)
Derivative loss - Interest Rate Contracts	(5)	(13)	(32)
Loss reclassified from Accumulated other comprehensive income (loss) (effective portion) - Interest Rate Contracts	20	23	11

	15	10	(21)

Ending balance	$—	$(15)	$(25)

The following table sets forth the impact of derivatives on Interest expense on our Consolidated Statements of Operations for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009:

	Fiscal Years Ended
(In millions)	January 29, 2011	January 30, 2010	January 31, 2009

Derivatives not designated for hedge accounting:
Loss on the change in fair value - Interest Rate Contracts	$(6)	$(3)	$(17)
(Loss) gain on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	(10)	(28)	38
Gain (loss) on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	2	(24)	(3)

	(14)	(55)	18

Derivatives designated as cash flow hedges:
Loss reclassified from Accumulated other comprehensive income (loss) (effective portion) - Interest Rate Contracts	(31)	(36)	(19)
Gain amortized from terminated cash flow hedges - Interest Rate Contracts	1	1	1

	(30)	(35)	(18)

Derivative designated as a fair value hedge:
Loss on the change in fair value (ineffective portion) - Interest Rate Contract	(1)	—	—

Total Interest expense	$(45)	$(90)	$—

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

The following table contains the notional amounts and related fair values of our derivatives included within our Consolidated Balance Sheets as of January 29, 2011 and January 30, 2011:

	January 29, 2011		January 30, 2010
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)

Interest Rate Contracts designated as cash flow hedges:
Other assets	$700	$2	$800	$7
Accrued expenses and other current liabilities	—	—	750	(18)
Other non-current liabilities	143	(2)	3	—

Interest Rate Contract designated as a fair value hedge:
Other non-current liabilities	$350	$(5)	$—	$—

Interest Rate Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$—	$—	$1,400	$—
Other assets	1,611	4	1,511	10
Accrued expenses and other current liabilities	—	—	550	(13)
Other non-current liabilities	353	(10)	362	(11)

Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$81	$—	$134	$3
Accrued expenses and other current liabilities	210	(2)	—	—

Total derivative contracts outstanding
Prepaid expenses and other current assets	$81	$—	$1,534	$3
Other assets	2,311	6	2,311	17

Total derivative assets(1)	$2,392	$6	$3,845	$20

Accrued expenses and other current liabilities	$210	$(2)	$1,300	$(31)
Other non-current liabilities	846	(17)	365	(11)

Total derivative liabilities(1)	$1,056	$(19)	$1,665	$(42)

(1)	Refer to Note 4 “FAIR VALUE MEASUREMENTS” for the fair value of our derivative instruments classified within the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

We evaluate the inputs used to value our derivatives at the end of each reporting period. Although certain inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. Based on this mixed input valuation we classify derivatives based on the lowest level in the fair value hierarchy that is significant to the fair value of the instrument. Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the instruments at the end of the reporting period. Changes in the fair value of our derivative financial instruments are recorded in Interest expense within the Consolidated Statements of Operations.

Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. We have determined that our cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of January 29, 2011 and January 30, 2010, aggregated by level in the fair value hierarchy within which those measurements fall.

Fiscal 2010

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$312	$—	$—	$312
Derivative financial instruments:
Interest rate contracts	—	6	—	6

Total assets	$312	$6	$—	$318

Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$16	$17
Foreign exchange contracts	—	2	—	2

Total liabilities	$—	$3	$16	$19

Fiscal 2009
(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$403	$—	$—	$403
Derivative financial instruments:
Interest rate contracts	—	8	9	17
Foreign exchange contracts	—	3	—	3

Total assets	$403	$11	$9	$423

Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$31	$11	$42

Total liabilities	$—	$31	$11	$42

The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy for the periods ended January 29, 2011 and January 30, 2010.

(In millions)	Level 3
Balance, January 31, 2010	$(2)
Unrealized loss (1)	(6)
Purchases (1)(2)	(5)
Transfers out of Level 3 (3)	(3)

Balance, January 29, 2011	$(16)

(In millions)	Level 3
Balance, February 1, 2009	$(6)
Unrealized loss (1)	(1)
Purchases (4)	5

Balance at January 30, 2010	$(2)

(1)

Changes in the fair value of our Level 3 derivative financial instruments are recorded in Interest expense on our Consolidated Statements of Operations. The total amount of unrealized losses for the period included in Interest expense attributable to assets held at January 29, 2011 and January 30, 2010, were $11 million and $1 million, respectively.

(2)

On December 7, 2010, we entered into a new interest rate swap to hedge our exposure to changes in fair value of the Toys-Delaware Secured Notes. The interest rate swap has a notional amount of $350 million and matures on September 1, 2016. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

(3)	Transferred from Level 3 to Level 2 as the Level 3 inputs were no longer considered significant to the fair value of these instruments.
(4)

On April 3, 2009, we entered into five new forward-starting interest rate cap agreements to manage our future interest rate exposure. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of our assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, whenever events or changes in circumstances indicate that a long-lived asset may be impaired). The fair value measurements related to long-lived assets held and used and held for sale in the following tables were determined using a valuation method such as discounted cash flow or a relative, market-based approach based on offers. We classify these measurements as Level 3 and Level 2, respectively.

The table below presents our long-lived assets evaluated for impairment measured at fair value on a nonrecurring basis for the fiscal years ended January 29, 2011 and January 30, 2010, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at January 29, 2011 and January 30, 2010. As of January 29, 2011 and January 30, 2010, we did not have any long-lived assets classified as Level 1 within the fair value hierarchy.

Fiscal 2010

(In millions)	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses (1)
Long-lived assets held and used	$13	$3	$2	$8
Long-lived assets held for sale	10	7	—	3

Total	$23	$10	$2	$11

Fiscal 2009

(In millions)	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses (1)
Long-lived assets held and used	$9	$2	$1	$6
Long-lived assets held for sale	3	2	—	1

Total	$12	$4	$1	$7

(1)	Refer to Note 1 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

NOTE 5 — PROPERTY AND EQUIPMENT

($ In millions)	Useful life (in years)	January 29, 2011	January 30, 2010
Land		$765	$777
Buildings	45-50	2,120	2,114
Furniture and equipment	3-20	1,835	1,776
Leasehold improvements	10-25	2,485	2,357
Costs of computer software	5	170	176
Construction in progress		25	15
Leased equipment under capital lease	3-8	105	86

		7,505	7,301
Less: accumulated depreciation and amortization		3,430	3,210

		4,075	4,091
Less: net assets held for sale		14	7

Total		$4,061	$4,084

Assets held for sale

Assets held for sale represent assets owned by us that we have committed to sell in the near term. The following assets are classified as held for sale and are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets:

(In millions)	January 29, 2011	January 30, 2010
Land	$9	$4
Buildings	7	6
Leasehold improvements	2	2

	18	12
Less: accumulated depreciation and amortization	4	5

Net assets held for sale	$14	$7

Net gains on sales of properties

During fiscal 2010, we sold idle properties for gross proceeds of $26 million which resulted in net gains of approximately $10 million.

During fiscal 2009, we sold idle properties for gross proceeds of $19 million which resulted in gains of approximately $6 million. The sales included an idle distribution center which resulted in gross proceeds of $14 million and a gain of $5 million.

During fiscal 2008, Toys R Us Iberia Real Estate S.L., an indirect wholly-owned subsidiary, sold a property to an unrelated third party for gross proceeds of $26 million, resulting in a gain of $14 million. At the time of the sale, Toys R Us Iberia S.A., its parent company, leased back a portion of the property. Due to the leaseback, we recognized $4 million of the gain and deferred the remaining $10 million, which is being amortized over the 25-year life of the lease.

NOTE 6 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of our Accounts payable, Accrued expenses and other current liabilities as of January 29, 2011 and January 30, 2010 is outlined in the table below:

(In millions)	January 29, 2011	January 30, 2010
Merchandise accounts payable (1)(2)	$1,349	$1,476
Non-merchandise accounts payable (3)	211	204

Accounts payable	$1,560	$1,680

Gift card and certificate liability	$158	$133
Sales and use tax and value added tax payable	100	92
Accrued interest	74	66
Accrued bonus	59	94
Other (4)	512	466

Accrued expenses and other current liabilities	$903	$851

(1)	Includes $121 million and $92 million of book overdraft cash as of January 29, 2011 and January 30, 2010, respectively.
(2)	The decrease was primarily the result of an increase in payments on accounts payable due to the timing of vendor payments at the end of fiscal 2010.
(3)	Includes $89 million and $86 million of book overdraft cash as of January 29, 2011 and January 30, 2010, respectively.
(4)	Other includes, among other items, accrued payroll and other benefits, and other accruals. No individual amount included exceeds 5% of “Total current liabilities”.

NOTE 7 — STOCK-BASED COMPENSATION

2010 Incentive Plan

In fiscal 2010, we adopted the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan provides that the total number of shares of our common stock that may be issued under the 2010 Incentive Plan is 3,750,000 and the maximum number of such shares of common stock for which incentive stock options may be granted under the 2010 Incentive Plan is 500,000. The Board of Directors of the Company has discretion over the amount of shares available for future issuances of stock awards.

No awards have been issued under the 2010 Incentive Plan to officers and other key employees of the Company and its subsidiaries in fiscal 2010.

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

Commencing in February 2011, participants in the Management Equity Plan have the right to elect to be bound by the terms and conditions of Amendment No. 3 to the Management Equity Plan. This amendment, among other things, reduces the retirement age criteria, accelerates vesting of all options upon death, disability or retirement, makes all participants eligible for put rights upon death, disability or retirement and makes the non-competition period apply in the case of resignation for any reason and applies the non-competition period for the greater of 1 year and any severance period for termination without cause.

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

At January 29, 2011, an aggregate of 358,177 shares were reserved for future option grants under the Management Equity Plan. Commencing in fiscal 2011, we expect to issue any future equity awards pursuant to the 2010 Incentive Plan. All outstanding options are scheduled to expire at dates ranging from April 1, 2013 to October 15, 2020. We expect to satisfy future option exercises by issuing shares held in treasury or authorized but unissued new shares.

Restricted Stock

The Management Equity Plan permits the sale of non-transferable, restricted stock to certain employees at a purchase price equal to the fair value of the Common Stock, and also permits grants of restricted stock without consideration. During fiscals 2010, 2009 and 2008, 9,668 shares, 74,140 shares and 35,186 shares of restricted stock were purchased by officers and certain employees of the Company at a weighted-average price of $61.00 per share, $27.12 per share and $34.00 per share, respectively, which were the estimated fair values as of the respective dates of those purchases.

Valuation Assumptions

The fair value of each option award modified or granted under the Management Equity Plan is estimated on the date of modification or grant using a lattice option-pricing model that uses the assumptions noted in the following table, along with the associated weighted average fair values. We use historical data to estimate pre-vesting option forfeitures. To the extent actual results of forfeitures differ from the estimates, such amounts will be recorded as an adjustment in the period the estimates are revised. The expected volatilities are based on a combination of implied and historical volatilities of a peer group of companies, as the Company is a non-publicly traded company. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term represents the median time until exercise and is based on contractual terms of the awards, expectations of employee exercise behavior, and expectations of liquidity for the underlying shares. The expected dividend yield is based on an assumption that no dividends are expected to be approved in the near future. The following are the weighted average assumptions used:

	Fiscal Years Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Volatility	50.0%	55.0%	55.0%
Risk-free interest rate	2.6%	3.5%	2.6%
Expected term	5.1 years	5.1 years	3.2 years
Dividend Yield	0.0%	0.0%	0.0%
Weighted average grant-date fair value per option:
Service-based	$28.77	$13.20	$13.28
Performance-based	N/A	N/A	$11.48

Service-Based Options

A summary of service-based option activity under the Management Equity Plan during fiscals 2010, 2009 and 2008 is presented below:

	Fiscal Years Ended
	January 29, 2011		January 30, 2010		January 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	3,748,507	$26.29	1,496,958	$23.44	1,685,403	$23.20
Granted	48,357	61.00	406,071	27.12	27,846	34.00
Exercised	(252,590)	22.79	(203,687)	26.67	(101,529)	14.04
Forfeited	(154,506)	29.43	(159,864)	27.00	(114,762)	30.91
Conversion from Performance-Based	—	—	2,209,029	28.15	—	—

Outstanding at end of fiscal year	3,389,768	$26.90	3,748,507	$26.29	1,496,958	$23.44

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years)
Vested or expected to vest at January 29, 2011	3,339,362	$26.78	5.33

Exercisable at January 29, 2011	2,515,556	$25.56	4.76

The total intrinsic value of service-based options exercised in fiscals 2010, 2009 and 2008 was approximately $9 million, less than $1 million and $2 million, respectively, and the total fair value of service-based options vested during the same periods was approximately $24 million, $16 million and $2 million, respectively. We received $5 million, $5 million and $1 million from the exercise of service-based options in fiscals 2010, 2009 and 2008, respectively. We paid $12 million, $6 million and $3 million in fiscals 2010, 2009 and 2008, respectively, to repurchase shares from the exercise of service-based options. We paid $2 million, $1 million and less than $1 million in fiscals 2010, 2009 and 2008, respectively, to repurchase shares previously issued to employees. The tax benefits recognized as a result of the options exercised was $3 million, less than $1 million and approximately $1 million in fiscals 2010, 2009 and 2008, respectively.

As of January 29, 2011, there was $4 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the Management Equity Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.

The amount of stock-based compensation expense recognized in SG&A and the tax benefit recognized in Income tax (benefit) expense in fiscals 2010, 2009 and 2008 was as follows:

	Fiscal Years Ended
(In millions)	January 29, 2011	January 30, 2010	January 31, 2009
SG&A	$10	$4	$8
Total recognized tax benefit	4	2	3

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is included in the Consolidated Statements of Stockholders’ Equity (Deficit). Accumulated other comprehensive income (loss), net of tax, is reflected in the Consolidated Balance Sheets, as follows:

	January 29,	January 30,
(In millions)	2011	2010
Foreign currency translation adjustments, net of tax	$16	$(39)
Unrealized loss on hedged transactions, net of tax	—	(15)
Unrealized actuarial losses, net of tax	(2)	(11)
Acquisition of Toys-Japan shares (1)	26	20

	$40	$(45)

(1)

Upon acquisition of the additional ownership interest of 9% and 28%, Noncontrolling interest decreased by $30 million and $82 million, respectively, at January 29, 2011 and January 30, 2010. These balances represented the percentage of ownership purchased during the tender offer at historical cost. The difference between the fair value of the consideration paid and the carrying amount of the Noncontrolling interest acquired was recognized as a net increase in Stockholders’ Equity (Deficit). See Note 19 entitled “TOYS – JAPAN SHARE ACQUISITION” for further details.

NOTE 9 — LEASES

We lease a majority of the real estate used in our operations. Most leases require us to pay real estate taxes and other expenses and some leases require additional payments based on percentages of sales.

Minimum rental commitments under non-cancelable operating leases and capital leases as of January 29, 2011 are as follows:

	Operating Leases (1)			Capital Leases
(In millions)	Gross Minimum Rentals	Sublease Income	Net Minimum Rentals	Lease Obligation
2011	$586	$20	$566	$36
2012	551	16	535	29
2013	504	13	491	27
2014	455	11	444	23
2015	394	7	387	21
2016 and subsequent	1,685	15	1,670	99

Total	$4,175	$82	$4,093	$235

(1)

Excluded from the minimum rental commitments displayed above are approximately $2.0 billion related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which is predominantly related to fiscals 2016 and thereafter. As of January 29, 2011, we had 256 ground leases.

Total rent expense, net of sublease income, was $570 million, $519 million and $503 million in fiscals 2010, 2009 and 2008, respectively. Sublease income was $22 million, $23 million and $23 million in fiscals 2010, 2009 and 2008, respectively. We remain directly and primarily liable for lease payments to third party landlords for locations where we have subleased all or a portion of the locations to third parties. To the extent that sub-lessees fail to make sublease rental payments, our total net rent expense to the third party landlords would increase in direct proportion.

We recognize rent expense on a straight-line basis and record the difference between the recognized rent expense and amounts payable under the leases as deferred rent liability. Deferred rent liabilities are recorded in our Consolidated Balance Sheets in the total amount of $321 million and $284 million at January 29, 2011 and January 30, 2010, respectively, of which $11 million and $9 million are recorded in Accrued expenses and other current liabilities, respectively. Virtually all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, many leases include early termination options, which can be exercised under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.

Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments and included in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Contingent rent expense was $12 million, $10 million and $9 million for fiscals 2010, 2009 and 2008, respectively. Future payments for maintenance, insurance and taxes to which we are obligated are excluded from minimum lease payments. Tenant allowances received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent expense over the lease term.

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

Selling, general and administrative expenses for fiscals 2010, 2009 and 2008 included net charges of approximately $3 million, $5 million and $8 million, respectively, related to these restructuring initiatives and are primarily due to changes in management’s estimates for events such as lease terminations, assignments and sublease income adjustments.

Our Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010 include these restructuring reserves in Accrued expenses and other current liabilities and Other non-current liabilities, which we believe are adequate to cover our commitments. We currently expect to utilize our remaining reserves through January 2019.

Restructuring and other activity during fiscals 2010 and 2009 relate to lease commitments as follows:

(In millions)	2005 Initiative	2003 Initiative	2001 Initiative	1998 and 1995 Initiatives	Total
Balance at January 31, 2009	$8	$1	$31	$7	$47

Charges	1	—	4	1	6
Reversals	—	—	(1)	—	(1)
Utilized	(2)	(1)	(10)	(2)	(15)

Balance at January 30, 2010	$7	$—	$24	$6	$37

Charges	2	—	2	—	4
Reversals	—	—	—	(1)	(1)
Utilized	(3)	—	(9)	(2)	(14)

Balance at January 29, 2011	$6	$—	$17	$3	$26

NOTE 11 — INCOME TAXES

Earnings (loss) before income taxes are as follows:

	Fiscal Years Ended
(In millions)	January 29, 2011	January 30, 2010	January 31, 2009
U.S.	$(33)	$287	$20
Foreign	165	57	198

Earnings before income taxes	$132	$344	$218

Income tax (benefit) expense is as follows:

	Fiscal Years Ended
(In millions)	January 29, 2011	January 30, 2010	January 31, 2009
Current:
U.S. Federal	$(95)	$22	$10
Foreign	56	26	(69)
State	(14)	7	2

Total current income tax (benefit) expense	$(53)	$55	$(57)

Deferred:
U.S. Federal	$48	$(46)	$(14)
Foreign	(38)	44	83
State	8	(13)	(5)

Total deferred income tax (benefit) expense	$18	$(15)	$64

Total Income tax (benefit) expense	$(35)	$40	$7

Included within the total provision for income taxes are benefits of $18 million and $3 million related to interest and penalties in fiscals 2010 and 2008, respectively, and expense of $2 million related to interest and penalties in fiscal 2009. The interest and penalties relate to tax payments and refunds for prior period tax filings made or to be made, as well as amounts associated with increases and decreases to unrecognized tax benefits.

We have not provided deferred taxes on approximately $143 million of accumulated earnings of certain foreign subsidiaries as it is management’s intention to reinvest those earnings indefinitely. The unrecognized deferred tax liability associated with distributing these earnings, net of foreign tax credits, is not material.

The effective tax rate reconciliations are as follows:

	Fiscal Years Ended
	January 29, 2011	January 30, 2010	January 31, 2009
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. Federal benefit	(6.9)%	(0.5)%	(1.1)%
Foreign operations (1)	(28.8)%	(25.7)%	(15.9)%
U.S. Federal valuation allowance	2.8%	1.0%	(21.7)%
Unrecognized tax benefits (2)	(31.8)%	3.0%	8.0%
Other	3.2%	(1.2)%	(1.1)%

Effective tax rate	(26.5)%	11.6%	3.2%

(1)

Foreign operations include the net impact of: differences between local statutory rates and the U.S. Federal statutory rate; the impact of changes to foreign valuation allowances related to foreign operations; the net cost of foreign unrecognized tax benefits; the cost of repatriating foreign earnings, net of foreign tax credits; changes to our assertion regarding the permanent reinvestment of foreign earnings related to certain foreign entities; permanent items related to foreign operations; as well as changes in the tax status of foreign entities.

(2)

In fiscal 2010, Unrecognized tax benefits include benefits related to the resolution of issues in connection with concluding tax examinations, receiving a favorable ruling from a taxing authority, making protective elections, as well as changes to and clarifications of tax rules and regulations. See “Unrecognized Tax Benefits” in this footnote.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

(In millions)	January 29, 2011	January 30, 2010
Deferred tax assets:
U.S. Federal tax credit and other carryforwards	$93	$83
State tax loss and other carryforwards	73	67
Foreign tax loss and other carryforwards	194	274
Straight line rent	133	120
Inventory	47	29
Insurance loss reserve	32	33
Restructuring charges	24	26
Deferred revenue	8	53
Other	108	115

Gross deferred tax assets before valuation allowance	712	800
Valuation allowance	(162)	(269)

Total deferred tax assets	$550	$531

Deferred tax liabilities:
Fixed assets	$(204)	$(199)
Undistributed earnings of foreign subsidiaries	(80)	(49)
Foreign currency translation	(21)	(22)
Other	(47)	(45)

Total deferred tax liabilities	$(352)	$(315)

Net deferred tax assets	$198	$216

The deferred tax assets and liabilities above are reflected in the Consolidated Balance Sheets as follows:

(In millions)	January 29, 2011	January 30, 2010
Current deferred tax assets	$107	$102
Current deferred tax liabilities (1)	(5)	(4)
Non-current deferred tax assets	215	181
Non-current deferred tax liabilities	(119)	(63)

	$198	$216

(1)	The current deferred tax liabilities are included as components of Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Our gross deferred tax assets above include an offset of $21 million and $32 million of unrecognized tax benefits related to tax loss carryforwards as of January 29, 2011 and January 30, 2010, respectively.

Carryforwards

In addition to the unused portion of losses and credits reported on tax returns, our carryforwards also include interest deductions that are being carried forward due to thin-capitalization and other tax limitations, as well as credits that will be realized in connection with the undistributed earnings of foreign subsidiaries on which we have provided taxes.

Of our $93 million of U.S. Federal tax credit and other carryforwards, less than $1 million will expire during the next 5 to 7 years, and the remainder may be carried forward indefinitely. Of our $73 million of state tax loss and other carryforwards, $3 million will expire during the next 5 years, $54 million will expire during the next 6 to 20 years, and $16 million may be carried forward indefinitely. Of our $194 million of foreign tax loss and other carryforwards, $2 million will expire during the next 6 to 20 years, and $192 million may be carried forward indefinitely.

On July 21, 2005, the Company was acquired by the Sponsors. U.S. Federal and certain state and foreign taxing jurisdictions impose limitations on the amount of tax losses, credits and other carryforwards that can be used to offset current income and tax within any given year when there has been an ownership change.

Valuation Allowance

Management has established a valuation allowance to offset some of our deferred tax assets as we believe it is more likely than not these assets will not be realized. During fiscal 2010, our valuation allowance decreased by $107 million. This includes a $12 million increase of the valuation allowance for U.S. Federal and state tax loss and other carryforwards and a $119 million decrease of the valuation allowance for foreign tax loss and other carryforwards. The $119 million decrease of the valuation allowance for foreign tax loss and other carryforwards includes $65 million of reductions related to tax loss carryforwards that are no longer available to the Company pursuant to an agreement with a foreign taxing authority and tax loss carryforwards for which we have established a liability for unrecognized tax benefits as a result of commencing settlement discussions with a foreign taxing authority, as well as $53 million of reductions related to tax loss and other carryforwards for which it has become more likely than not that we will realize a benefit due to the development of tax-planning strategies, as well as the improved operating performance of one of our foreign subsidiaries.

Of our total valuation allowance of $162 million, there is $7 million related to the foreign valuation allowance which, if a benefit is subsequently recognized, will result in a reduction of another asset.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	Fiscal Years Ended
(In millions)	January 29, 2011	January 30, 2010	January 31, 2009
Beginning balance	$158	$132	$261
Additions for tax positions of the current year	11	26	11
Additions for tax positions of prior years	13	44	15
Reductions for tax positions of prior years (1)	(95)	(25)	(87)
Settlements	(30)	(21)	(37)
Currency translation adjustment	—	6	(28)
Lapse of statute of limitations	—	(4)	(3)

Ending balance	$57	$158	$132

(1)

Reductions for tax positions of prior years include amounts related to the resolution of issues in connection with concluding tax examinations, making protective elections, receiving favorable rulings from tax authorities, as well as changes to and clarifications of tax rules and regulations.

At January 29, 2011, $32 million of the $57 million of unrecognized tax benefits would affect our effective tax rate, if recognized, and the remaining $25 million would affect our deferred tax accounts. In addition, we had $6 million and $2 million of accrued interest and penalties, respectively, at January 29, 2011. We had $26 million and less than $1 million of accrued interest and penalties, respectively, at January 30, 2010, and $14 million and $2 million of accrued interest and penalties, respectively, at January 31, 2009.

The Company and its subsidiaries are subject to taxation in the United States and various foreign jurisdictions. Of the major jurisdictions, we are subject to examination in: the United States for U.S. Federal purposes for fiscal 2006 and forward and for state purposes for fiscal 2002 and forward; Australia for fiscal 2009 and forward; Canada for fiscal 2002 and forward; France for fiscal 2007 and forward; Germany for fiscal 2005 and forward; Japan for fiscal 2004 and forward; Spain for fiscal 2004 and forward; and the U.K. for fiscal 2006 and forward. While it is often difficult to predict whether we will prevail, we believe that our tax liabilities for unrecognized tax benefits reflect the more likely than not outcome of known tax contingencies.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits of $65 million (inclusive of tax, interest and penalties) will decrease by as much as $18 million during the next twelve months due to the resolution of ongoing tax examinations and lapses of applicable statutes of limitations.

NOTE 12 — SEGMENTS

We generate sales, earnings and cash flows by retailing numerous product offerings worldwide. We operate all of the “R” Us branded retail stores in the United States and Puerto Rico and approximately 70% of the 744 “R” Us branded retail stores internationally. The balance of the “R” Us branded retail stores outside the United States are operated by licensees. License fees did not have a material impact on our Net sales. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and babyuniverse.com, as well as other Internet sites we operate in our international markets.

Our business has two reportable segments: Toys “R” Us – Domestic (“Domestic”) and Toys “R” Us – International (“International”). The following is a brief description of our segments:

•

Domestic — Our Domestic segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 868 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales in fiscal 2010 were derived from traditional toy stores (including Babies “R” Us Express (“BRU Express”) and Juvenile Expansion formats), juvenile stores, side-by-side (“SBS”) stores, “R” Superstores (“SSBS”), permanent Express stores (cumulative lease term of at least two years) and our flagship stores in New York City. Additionally, we generate Net sales through our temporary Express store locations.

•

International — Our International segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 524 owned and 220 licensed stores in 33 countries and jurisdictions and through the Internet. In addition to fees received from licensed stores, International Net sales in fiscal 2010 were derived from traditional toy stores (including BRU Express formats), SBS stores and juvenile stores. Additionally, we generate Net sales through our temporary Express store locations. Our operated stores are in Australia, Austria, Canada, France, Germany, Japan, Portugal, Spain, Switzerland and the U.K.

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

The following tables show our percentage of Net sales by product category:

	Fiscal Years Ended
Domestic:	January 29, 2011	January 30, 2010	January 31, 2009
Core Toy	15.4%	14.8%	14.1%
Entertainment	14.0%	15.5%	17.3%
Juvenile	36.9%	37.2%	37.9%
Learning	20.3%	19.6%	17.6%
Seasonal	12.2%	11.7%	11.7%
Other (1)	1.2%	1.2%	1.4%

Total	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	Fiscal Years Ended
International:	January 29, 2011	January 30, 2010	January 31, 2009
Core Toy	21.3%	20.3%	19.3%
Entertainment	13.4%	15.6%	19.1%
Juvenile	21.7%	20.7%	20.3%
Learning	26.9%	27.0%	25.5%
Seasonal	15.9%	15.7%	15.1%
Other (1)	0.8%	0.7%	0.7%

Total	100%	100%	100%

(1)	Consists primarily of license fees from unaffiliated third parties and other non-product related revenues.

A summary of financial results by reportable segment is as follows:

	Fiscal Years Ended
(In millions)	January 29, 2011	January 30, 2010	January 31, 2009
Net sales
Domestic	$8,621	$8,317	$8,480
International	5,243	5,251	5,244

Total Net sales	$13,864	$13,568	$13,724

Operating earnings (loss)
Domestic (1)	$579	$659	$593
International (2)(4)	367	341	193
Corporate and other (3)(4)	(300)	(216)	(165)

Operating earnings	646	784	621
Interest expense	(521)	(447)	(419)
Interest income	7	7	16

Earnings before income taxes	$132	$344	$218

(1)

Includes impairment losses on long-lived assets of $8 million, $6 million and $13 million for fiscals 2010, 2009 and 2008, respectively. Also includes the impact of Net gains on sales of properties of $5 million and $6 million for fiscals 2010 and 2009, respectively. In addition, fiscal 2010 includes approximately $23 million in litigation settlement expenses for certain legal matters and a $16 million non-cash cumulative correction of prior period straight-line lease accounting. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” Note 5 entitled “PROPERTY AND EQUIPMENT” and Note 15 entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details.

(2)

Includes impairment losses on long-lived assets of $3 million, $1 million and $20 million for fiscals 2010, 2009 and 2008, respectively. Also includes the impact of Net gains on sales of properties of $5 million and $4 million for fiscals 2010 and 2008, respectively. Additionally, fiscal 2008 includes a contract termination payment, of which we expensed $14 million in fiscal 2008 related to a settlement between Toys-Japan and McDonald’s Holding Company (Japan), Ltd. (“McDonald’s Japan”). Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 5 entitled “PROPERTY AND EQUIPMENT” for further details.

(3)

Includes gift card breakage income of $18 million, $18 million and $78 million for fiscals 2010, 2009 and 2008, respectively. In addition, fiscal 2009 includes a $51 million gain related to the litigation settlement with Amazon. Fiscal 2008 includes a $39 million gain related to the substantial liquidation of the operations of TRU (HK) Limited, our wholly-owned subsidiary. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 15 entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details.

(4)

Includes certain overhead costs related to payroll of approximately $17 million in fiscal 2010. Prior to fiscal 2010, these overhead costs were recorded in our International segment. Operating earnings for our International segment would have been $350 million and operating losses for our Corporate and other division would have been $283 million had we not changed the allocation of these overhead costs in fiscal 2010.

Certain corporate and other items are reported separately in our disclosure of segment Operating earnings (loss). In addition to the income items described above, charges include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses, which are not fully allocated to our reportable segments. The significant categories of expenses include salaries, benefits and related expenses, professional fees, corporate facility depreciation and amortization and insurance. Salaries, benefits and related expenses include salaries, bonus, payroll taxes and health insurance expenses for corporate office employees. Professional fees include costs related to internal control compliance, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Depreciation and amortization includes depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost of fire, liability and automobile premiums.

	Fiscal Years Ended
(In millions)	January 29, 2011	January 30, 2010	January 31, 2009
Depreciation and amortization
Domestic	$232	$220	$225
International	115	122	138
Corporate	41	34	36

Total Depreciation and amortization	$388	$376	$399

Capital expenditures
Domestic	$180	$121	$249
International	105	50	105
Corporate	40	21	41

Total Capital expenditures	$325	$192	$395

(In millions)	January 29, 2011	January 30, 2010
Merchandise inventories
Domestic	$1,383	$1,158
International	721	652

Total Merchandise inventories	$2,104	$1,810

Total Assets
Domestic	$4,622	$4,421
International	2,636	2,513
Corporate and other (1)	1,574	1,643

Total Assets	$8,832	$8,577

(1)	Includes cash and cash equivalents, deferred tax assets and other corporate assets.

Our Net sales and long-lived assets by country or region are as follows:

	Fiscal Years Ended
(In millions)	January 29, 2011	January 30, 2010	January 31, 2009
Net sales
United States (1)	$8,621	$8,317	$8,480
Japan	1,866	1,791	1,786
Europe (2)	1,493	1,587	1,611
Canada	833	745	722
U.K.	792	891	902
Australia	243	223	208
Other (3)	16	14	15

Total Net sales	$13,864	$13,568	$13,724

(1)	Includes our wholly-owned operations in Puerto Rico.
(2)	Includes our wholly-owned operations in Germany, Austria, Switzerland, France, Spain and Portugal.
(3)	Represents license fees from unaffiliated third parties.

(In millions)	January 29, 2011	January 30, 2010
Long-lived assets
United States (1)	$2,813	$2,856
Japan	621	607
Europe (2)	440	449
U.K.	302	303
Canada	237	224
Australia	24	20

Total Long-lived assets (3)	$4,437	$4,459

(1)	Includes our wholly-owned operations in Puerto Rico.
(2)	Includes our wholly-owned operations in Germany, Austria, Switzerland, France, Spain and Portugal.
(3)	Includes a prior period correction of approximately $145 million to remove deferred financing costs from fiscal 2009 amounts primarily in the United States.

NOTE 13 — DEFINED BENEFIT PENSION PLANS

We sponsor defined benefit pension plans covering certain international employees in the U.K., Austria, Japan, and Germany, with such benefits accounted for on an accrual basis using actuarial assumptions. For our pension plans, we use a measurement date matching the end of our fiscal years.

The following tables provide information regarding our pension plans (in millions):

Obligation and Funded Status at End of Fiscal Year:

	January 29, 2011	January 30, 2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$108	$84
Service cost	6	6
Interest cost	5	4
Employee contributions	1	1
Benefits, expenses paid	(2)	(2)
Actuarial loss	1	10
Amendment (1)	(11)	—
Foreign currency impact	3	5

Projected benefit obligation at end of year	$111	$108

(1)

On April 1, 2010, we amended the U.K. defined benefit pension plan. Pursuant to the amendment, we capped our rate of compensation increase. The change in compensation increase assumption resulted in a reduction of the plan’s liability by $11 million in fiscal 2010.

	January 29, 2011	January 30, 2010
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$75	$52
Actual return on plan assets	7	11
Employer contributions	9	9
Employee contributions	1	1
Benefits, expenses paid	(2)	(2)
Foreign currency impact	2	4

Fair value of plan assets at end of year	$92	$75

	January 29, 2011	January 30, 2010
Reconciliation of funded status to total amount recognized:
Funded status	$(19)	$(33)

Amounts recognized in Consolidated Balance Sheets:
Non-current liability	$(19)	$(33)

Amounts recognized in Accumulated other comprehensive income (loss):
Unrecognized net actuarial losses, net of tax	$2	$11

Included in the $2 million of unrecognized net actuarial losses, net of tax, in Accumulated other comprehensive income (loss) as of January 29, 2011, is an actuarial gain for defined benefit pension plans of approximately $1 million, which is expected to be amortized into net periodic benefit cost in fiscal 2011.

Information for Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets:

	January 29, 2011	January 30, 2010
Projected benefit obligation	$111	$108
Accumulated benefit obligation (1)	98	98
Fair value of plan assets	92	75

(1)	Represents the total Accumulated benefit obligation as of January 29, 2011 and January 30, 2010.

Components of Net Periodic Benefit Cost During Each Fiscal Year:

	Fiscal Years Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Service cost	$6	$6	$6
Interest cost	5	4	4
Expected return on plan assets	(4)	(3)	(2)
Amortization of:
Recognized actuarial loss	1	1	1

Net periodic benefit cost	$8	$8	$9

Contributions

For fiscal 2011, we expect to contribute approximately $8 million to our pension plans.

Estimated Future Payments

Pension benefit payments, including amounts to be paid from our assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Pension Benefits
2011	$2
2012	2
2013	2
2014	2
2015	2
2016 and thereafter	8

Total	$18

Weighted-average Assumptions Used to Determine Net Periodic Benefit Costs at Fiscal Year End:

	January 29, 2011	January 30, 2010	January 31, 2009
Discount rate	4.4%	4.4%	4.7%
Long-term rate of return on plan assets	4.7%	4.7%	4.1%
Rate of compensation increase	2.8%	4.0%	4.3%

Weighted-average Assumptions Used to Determine Benefit Obligations at Fiscal Year End:

	Fiscal Years Ended
	January 29, 2011	January 30, 2010
Discount rate	4.1%	4.4%
Rate of compensation increase	3.0%	3.8%

Determination of Discount Rate

In fiscal 2010, the discount rate used to determine benefit obligations for our pension plans has been developed based on the AA corporate bond yield curve, whose maturity is commensurate with the average remaining service period of existing employees. Due to the turmoil in the credit markets in 2008 and its impact on the corporate AA bond markets in 2009, there was a much greater range of yields among AA-rated bonds than would typically be expected. As a result, certain high yield bonds were excluded from the yield curve in determining the discount rate in fiscal 2009.

Determination of Expected Return on Assets

The expected return on assets is the rate of return expected to be achieved on pension fund assets in the long term, net of investment expenses. More than 90% of the plan assets relate to the U.K. and Japan pension plans. The U.K. and Japan pension plans expected return on assets assumption for fiscal 2011 has been determined by considering the return on the actual asset classes held as of the measurement date and our expectations of future rates of return on each asset class. For the U.K. and Japan pension plans, we determine the expected rate of return by utilizing the current return available on stocks, and government and corporate bonds and applying suitable risk premiums that consider historical market returns and current market expectations. The estimate of the expected rate of return is based on a long term view and considers the impact of economic conditions in the evaluation of historical market returns.

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

The following represents our pension plan target asset allocations for fiscal 2011, as well as the actual asset allocations as of January 29, 2011 and January 30, 2010:

	2011 Target Allocation	January 29, 2011	January 30, 2010
Equity securities	47%	46%	53%
Debt securities	44%	21%	29%
Insurance contracts	7%	7%	9%
Cash and cash equivalents	2%	26%	9%

Total	100%	100%	100%

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

Fair value of plan assets

The following tables present our plan assets by fair value hierarchy in accordance with ASC 820 as of January 29, 2011 and January 30, 2010. The fair value hierarchy is comprised of three levels based on the reliability of inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, while Level 3 includes the fair values estimated using significant non-observable inputs. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement of the instrument.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
(In millions)	(Level 1)	(Level 2)	Total
Equity Securities: (1)
Domestic	$—	$1	$1
International	—	42	42
Fixed Income: (2)
Domestic	—	5	5
International	—	14	14

Insurance Contracts (3)	—	7	7

Cash and cash equivalents (4)	23	—	23

Balance at January 29, 2011	$23	$69	$92

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
(In millions)	(Level 1)	(Level 2)	Total
Equity Securities: (1)
Domestic	$—	$10	$10
International	—	30	30
Fixed Income: (2)
Domestic	—	8	8
International	—	14	14

Insurance Contracts (3)	—	6	6

Cash and cash equivalents (4)	7	—	7

Balance at January 30, 2010	$7	$68	$75

(1)

Domestic and international equity securities categorized as Level 2 are valued using the Net Asset Value (“NAV”) per fund share, which is derived from quoted prices in active markets of the underlying securities.

(2)

Domestic and international fixed-income securities categorized as Level 2 are valued using the NAV per fund share, which is derived using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

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

Subsequent Event

Toys-Japan maintains a tax qualified pension plan (“TQPP”) that covers substantially all employees of Toys-Japan. Pursuant to amended Japanese laws, existing TQPP plans, such as the current Toys-Japan pension plan have to be terminated or transferred to another defined benefit or defined contribution plan by March 31, 2012. Therefore, in accordance with Japanese law, on February 1, 2011, Toys-Japan’s current TQPP plan was terminated and replaced with a defined benefit and defined contribution plan in the ratio of 70% and 30%, respectively. This change resulted in a plan curtailment and settlement. The plan curtailment will reduce the plan’s liability by approximately $1 million in the first quarter of fiscal 2011. No curtailment gain will be recognized because the reduction in liability will be offset by existing unrecognized net actuarial losses. Additionally, a settlement loss of approximately $1 million will be recognized in the first quarter of fiscal 2011 upon the transfer of assets from the current Toys – Japan pension plan to the new defined contribution plan.

NOTE 14 — OTHER EMPLOYEE RETIREMENT AND COMPENSATION BENEFITS

We offer other employee retirement and compensation benefits for eligible employees. The Supplemental Executive Retirement Plan (“SERP”) provides supplemental retirement benefits to certain executive officers in excess of the limitations that are imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended, on contributions to our TRU Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”). Participants are generally 100 percent vested in their SERP accounts after completing five years of employment with the Company. For each of fiscals 2010, 2009 and 2008, we recorded SERP expenses of approximately $1 million. At January 29, 2011 and January 30, 2010, the SERP liability was $4 million and $3 million, respectively.

Included in our Savings Plan, we have a 401(k) salary deferral feature, company-matching contributions and a profit sharing component for eligible U.S.-based employees. Under the terms of the Savings Plan, annual employer profit sharing contributions are made at the discretion of the Board of Directors, subject to certain limitations. The Savings Plan may be terminated at our discretion. Effective January 1, 2009, eligibility for participation in the 401(k) savings account portion of the Savings Plan has changed from six months to twelve months, affecting those employees hired on or after July 1, 2008. In addition, effective January 1, 2009, Company matching contributions have changed from a maximum of 5% to a maximum of 4%, affecting all Savings Plan participants. We also have various defined contribution and other foreign government sponsored retirement plans for foreign employees, which are managed by each respective foreign location. Expenses related to the Savings Plan and other foreign defined contribution plans were $21 million, $19 million and $21 million in fiscals 2010, 2009 and 2008, respectively. The Board of Directors did not elect to contribute to the profit sharing portion of the Savings Plan in fiscals 2010, 2009 and 2008.

We also offered other supplemental compensation benefits to our executive officers. Prior to the Merger, we offered our executive officers an additional life insurance coverage benefit (“Split Dollar Plan”), which entitled their beneficiaries to receive a death benefit of five times the executive officer’s current compensation. As of March 2005, we discontinued this benefit to new employees. Pursuant to the Merger agreement, the endorsement split-dollar life insurance policies remained in a trust for the then existing participants until July 2010 at which time management liquidated the Plan assets of $5 million. Effective July 21, 2010, the Company terminated the Split Dollar Plan. As of January 30, 2010, our Split Dollar Plan assets were $5 million.

NOTE 15 — LITIGATION AND LEGAL PROCEEDINGS

On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two Internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third Internet retailer filed a similar action and another consumer class action was commenced making similar allegations involving most of the same Defendants. In January 2011, the parties in the consumer class actions referenced above entered into a settlement agreement, which has been preliminarily approved by the District Court. As part of the settlement, in March 2011 the Company made a payment of approximately $17 million towards the overall settlement. In addition, in January 2011, the plaintiffs, the Company and certain other Defendants in the Internet retailer actions referenced above entered into a settlement agreement pursuant to which the Company made a payment of approximately $5 million towards the overall settlement. In addition, on or about November 23, 2010, the Company entered into a Stipulation with the Federal Trade Commission (“FTC”) ending the FTC’s investigation related to the Company’s compliance with a 1998 FTC Final Order and settling all claims in full. Pursuant to the settlement, the Company will pay approximately $1 million as a civil penalty.

On May 21, 2004, we filed a lawsuit against Amazon and its affiliated companies in the Superior Court of New Jersey, Chancery Division, Passaic County and Amazon subsequently filed a counterclaim against us and our affiliated companies and filed a lawsuit against us in the Superior Court of Washington, King County. All lawsuits were dismissed with prejudice and, pursuant to the terms of a settlement agreement, on July 21, 2009, Amazon paid the Company $51 million which was recorded in Other income, net, in fiscal 2009.

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

NOTE 16 — COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For claims and contingencies related to income taxes, see Note 11 entitled “INCOME TAXES.” Refer to Note 9 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of January 29, 2011.

As of January 29, 2011, we remain contingently liable for amounts due or amounts that may become due under certain real estate lease agreements that have been assigned to third parties. In the event of default by the assignees, we could be liable for payment obligations associated with these leases which have future lease related payments (not discounted to present value) of approximately $127 million through September 2032. The impact of these obligations is not material to our Consolidated Financial Statements.

NOTE 17 — RELATED PARTY TRANSACTIONS

The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009. The advisory fee (the “Advisory Fees”) paid to the Sponsors increases 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. The fee paid to the Sponsors under the advisory agreement was approximately $19 million, $15 million and $17 million for fiscals 2010, 2009 and 2008, respectively. During fiscal 2010, we also paid the Sponsors fees of $1 million for out-of-pocket expenses. During each of fiscals 2009 and 2008, we paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.

Pursuant to an amendment to the advisory agreement, the advisory fee for fiscal 2009 was capped at $15 million. The additional amount of approximately $3 million of advisory fees that would have been due for fiscal 2009, absent the amendment, will be paid by the Company, if at all, at the time (and from the proceeds) of a successful initial public offering (“IPO”) of the Company’s securities.

In the event that the advisory agreement is terminated by the Sponsors or us, the Sponsors will receive all unpaid Advisory Fees, all unpaid transaction fees and expenses due under the advisory agreement with respect to periods prior to the termination date plus the net present value of the Advisory Fees that would have been payable for the remainder of the applicable term of the advisory agreement. The initial term of the advisory agreement is ten years. After ten years, it extends annually for one year unless we or the Sponsors provide notice of termination to the other. Additionally, the advisory agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the aggregate transaction value in connection with certain financing, acquisition, disposition and change of control transactions. In connection with a successful IPO, the parties intend to terminate the advisory agreement in accordance with its terms. The advisory agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

From time to time, the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. During fiscals 2010, 2009 and 2008, affiliates of Vornado and KKR, all equity owners of the Company, held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $15 million, $18 million and $25 million in fiscals 2010, 2009 and 2008, respectively.

In connection with the amendment and restatement of the secured revolving credit facility on August 10, 2010, we paid approximately $19 million in additional advisory fees to the Sponsors pursuant to the terms of the advisory agreement. Additionally, in conjunction with the offering of the Toys-Delaware Secured Notes and the amendment and restatement of the Secured Term Loan on August 24, 2010, we repaid our outstanding loan balance of approximately $66 million and $8 million to KKR under the Secured Term Loan and the Unsecured Credit Facility, respectively, and we repaid our outstanding loan balance of approximately $27 million to Vornado under the Unsecured Credit Facility. We also paid approximately $10 million in additional advisory fees to the Sponsors pursuant to the terms of the advisory agreement. Investment funds or accounts advised by KKR purchased an aggregate of $5 million of the Toys-Delaware Secured Notes, all of which were subsequently sold after fiscal year ended January 29, 2011. In addition, investment funds or accounts advised by KKR owned 6% of the New Secured Term Loan as of January 29, 2011. In connection with the TRU Propco II financing during fiscal 2009, we paid the Sponsors $7 million of transaction fees pursuant to the terms of the advisory agreement. Investment funds or accounts advised by KKR, an indirect equity owner of the Company, owned 2% of the Propco II Notes as of January 29, 2011. For further details, see Note 2 entitled “LONG-TERM DEBT.”

Additionally, under lease agreements with affiliates of Vornado, we or our affiliates paid an aggregate amount of approximately $9 million, $7 million and $7 million in fiscals 2010, 2009 and 2008, respectively, with respect to approximately 1.2%, 1.1%, and 0.6%, respectively, of our operated stores, which include Express stores. Of these amounts, $2 million, $1 million and $1 million, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado.

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

We allocated the $35 million purchase price to our additional approximately 14% share of the acquired assets and liabilities assumed based upon their fair values at June 10, 2008, of which $24 million adjusted the net book value of the assets acquired and liabilities assumed and $11 million was recorded as goodwill in our Consolidated Balance Sheet and assigned to our Toys – Japan reporting unit (included in our International segment). See Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details on Goodwill.

On September 24, 2009, Holdings 2 announced an open tender offer to purchase the remaining outstanding shares of Toys – Japan from all public shareholders (excluding Toys “R” Us Japan Holdings, Inc. (“Holdings 1”), a wholly-owned subsidiary of Toys “R” Us, Inc.) at ¥587 ($6.54 at November 11, 2009) per share. The tender offer closed on November 10, 2009, on which date Holdings 2 purchased 9,687,056 shares (approximately 28% of Toys – Japan) for approximately $66 million, including $2 million of transaction costs. As a result of this purchase, we owned 31,226,284 shares or approximately 91% of Toys – Japan at January 30, 2010.

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

At a special shareholders’ meeting of Toys – Japan on January 19, 2010, the shareholders approved (through various steps) an exchange of the remaining outstanding common stock of Toys – Japan (“Toys – Japan Common Stock”) for a new class of stock (“New Stock”) at an exchange ratio of 1 to 3,289,647. This exchange resulted in all noncontrolling public shareholders receiving a fractional share of New Stock. As Toys – Japan is not permitted to issue fractional shares, all shareholders entitled to fractional shares of New Stock are only entitled to cash in the amount of ¥587 for each share of Toys – Japan Common Stock held by such shareholder. The acquisition of the fractional shares was approved by the court on April 15, 2010, resulting in the purchase of approximately 9% of Toys – Japan and cash of approximately $21 million, of which $2 million is being held for payment to the fractional shareholders, as of January 29, 2011. Effective as of April 15, 2010, Holdings 1 and Holdings 2 are the sole shareholders of Toys – Japan. Upon acquisition of the additional ownership interest, the remaining Noncontrolling interest of $30 million was eliminated, and the difference between the purchase price paid and the carrying value of the Noncontrolling interest acquired was recognized as a net increase in Toys “R” Us, Inc. stockholders’ equity, consisting of a $3 million increase in Additional paid-in capital and a $6 million reduction in Accumulated other comprehensive loss.

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

NOTE 21 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The amendments in this ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplementary pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 is not expected to have a material impact on our Consolidated Financial Statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). For reporting units with zero or negative carrying amounts, this ASU requires that an entity perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 is not expected to have an impact on our Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth certain unaudited quarterly financial information:

	For the 13 Weeks Ended
(In millions, except share data)	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011 (1)
Fiscal 2010
Net sales	$2,608	$2,565	$2,719	$5,972
Gross margin	945	959	987	2,034
Selling, general and administrative expenses	858	855	957	1,272
Depreciation and amortization	94	98	93	103
Other income, net	(12)	(17)	(1)	(21)
Operating earnings (loss)	5	23	(62)	680
Net (loss) earnings (2)(3)	(56)	(14)	(93)	330
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(55)	$(14)	$(93)	$330
(Loss) earnings per common share attributable to Toys “R” Us, Inc.:
Basic (Note 1)	$(1.12)	$(0.29)	$(1.90)	$6.74
Diluted (Note 1)	(1.12)	(0.29)	(1.90)	6.58
Weighted average shares used in computing per share amounts:
Basic (Note 1)	48,951,836	48,926,355	48,928,139	48,957,929
Diluted (Note 1)	48,951,836	48,926,355	48,928,139	50,185,656

	For the 13 Weeks Ended
(In millions, except share data)	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010 (1)
Fiscal 2009
Net sales	$2,477	$2,567	$2,667	$5,857
Gross margin	890	951	950	1,987
Selling, general and administrative expenses	788	828	892	1,222
Depreciation and amortization	93	101	85	97
Other income, net (4)	(12)	(64)	(18)	(18)
Operating earnings (loss)	21	86	(9)	686
Net (loss) earnings (5)(6)	(40)	25	(69)	388
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(35)	$27	$(67)	$387
(Loss) earnings per common share attributable to Toys “R” Us, Inc.
Basic (Note 1)	$(0.71)	$0.55	$(1.37)	$7.91
Diluted (Note 1)	(0.71)	0.54	(1.37)	7.86
Weighted average shares used in computing per share amounts:
Basic (Note 1)	48,957,902	48,957,902	48,981,623	48,950,966
Diluted (Note 1)	48,957,902	49,559,954	48,981,623	49,210,968

(1)

Our Domestic and International businesses are highly seasonal with sales and earnings highest in the fourth quarter. During fiscals 2010, 2009 and 2008 approximately 43%, 43% and 40%, respectively, of our total Net sales were generated in the fourth quarter. Our results of operations depend significantly upon the fourth quarter holiday selling season.

(2)	For the second quarter of fiscal 2010, our effective tax rate was impacted by tax benefits of $36 million resulting from changes to our liability for uncertain tax positions.
(3)

For the fourth quarter of fiscal 2010, our effective tax rate was impacted by a valuation allowance decrease of $53 million related to certain tax loss and other carryforwards as we believe that it is more likely than not that such carryforwards will be used.

(4)

During the second quarter of fiscal 2009, we recognized a $51 million gain on litigation settlement with Amazon. See Note 15 to our Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details.

(5)

For the second quarter of fiscal 2009, our effective tax rate was impacted by a tax benefit of $41 million attributable to the reversal of deferred tax liabilities associated with undistributed earnings of one of our non-U.S. subsidiaries, as it was management’s intention to reinvest those earnings indefinitely.

(6)	For the fourth quarter of fiscal 2009, our effective tax rate was impacted by a tax benefit of $68 million resulting from a change in the tax classification of certain foreign entities.

PARENT COMPANY INFORMATION

Toys “R” Us, Inc.

Schedule I — Condensed Statements of Operations

	Fiscal Years Ended
(In millions)	January 29, 2011	January 30, 2010	January 31, 2009
Revenues	$—	$23	$26

General and administrative expenses	20	32	36
Depreciation and amortization	6	14	22
Other income, net	(1)	(51)	(2)

Total operating expenses (income)	25	(5)	56

Other (expense) income:
Interest expense, net	(133)	(132)	(102)
Inter-company interest (expense) income, net	(4)	(1)	13
Equity in pre-tax earnings of consolidated subsidiaries	295	457	344

Earnings before income taxes	133	352	225
Income tax (benefit) expense	(35)	40	7

Net earnings	$168	$312	$218

See accompanying notes to Condensed Financial Statements.

Toys “R” Us, Inc.

Schedule I — Condensed Balance Sheets

(In millions)	January 29, 2011	January 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$226	$196
Current deferred tax assets	—	13
Prepaid expenses and other current assets	5	17

Total current assets	231	226
Property and equipment, net	12	18
Investments in and advances to/from subsidiaries	1,519	1,364
Deferred tax assets	53	66
Restricted cash	—	33
Other assets	48	15

	$1,863	$1,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses and other current liabilities	$99	$113
Income taxes payable	27	50
Current portion of long-term debt	503	—

Total current liabilities	629	163
Long-term debt	823	1,330
Liabilities for uncertain tax positions	3	70
Other non-current liabilities	65	74
Stockholders’ equity	343	85

	$1,863	$1,722

See accompanying notes to Condensed Financial Statements.

Toys “R” Us, Inc.

Schedule I — Condensed Statement of Cash Flows

	Fiscal Years Ended
(In millions)	January 29, 2011	January 30, 2010	January 31, 2009
Cash Flows from Operating Activities	$11	$42	$71

Cash Flows from Investing Activities:
Capital expenditures	—	(4)	(6)
Proceeds from sale of fixed assets	—	—	4
Sale of short-term investments	—	—	66
Purchase of long-term investments	(9)	—	—
Investments in subsidiaries	(11)	(248)	(3)
Decrease (increase) in restricted cash	33	18	(51)
Intercompany loan repayment by subsidiaries	694	482	265
Loans to subsidiaries	(685)	(455)	(249)

Net cash provided by (used in) investing activities	22	(207)	26

Cash Flows from Financing Activities:
Borrowings from subsidiaries	—	150	18
Other	(3)	(1)	—

Net cash (used in) provided by financing activities	(3)	149	18

Cash and cash equivalents:
Net increase (decrease) during period	30	(16)	115
Cash and cash equivalents at beginning of period	196	212	97

Cash and cash equivalents at end of period	$226	$196	$212

Supplemental Disclosures of Cash Flow Information:
Income taxes (received) paid, net of refunds	$—	$(1)	$1
Interest paid	$134	$136	$84

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

On January 28, 2010, our direct wholly-owned subsidiary, Toys “R” Us International LLC (“TRU-International”) was merged with and into Parent Company (the “Transaction”). In fiscal 2009, the historical financial positions and results of operations of Parent Company and TRU-International began being presented on a combined basis. The Transaction was reflected in fiscal 2008 financial statements as if it had occurred as of the earliest period presented with prior year financial information combined retrospectively. In fiscals 2009 and 2008, TRU-International provided certain information technology, accounting and operational support to our foreign subsidiaries for a service fee. For fiscals 2009 and 2008, the service fees from the foreign subsidiaries were based on costs plus a premium and have been recorded in Revenues on an accrual basis. In fiscal 2010, Toys – Delaware began providing these services to our foreign subsidiaries.

In connection with the July 21, 2005 Merger and subsequent reorganization, the Parent Company borrowed $770 million and received a promissory note of $887 million (£509 million) as a dividend from its indirect wholly-owned subsidiary, Toys “R” Us (UK) Limited (“Toys Limited”). The outstanding net intercompany receivable balance from Toys Limited was $209 million and $208 million as of January 29, 2011 and January 30, 2010, respectively, and was included in Investments in and advances to/from subsidiaries.

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

Included in Investments in and advances to/from subsidiaries as of January 29, 2011 and January 30, 2010 are intercompany payables of $397 million and $366 million to Toys – Delaware, which included $250 million advanced in fiscal 2006 to repay principal on our 6.875% notes. In addition, Parent Company’s intercompany payable balance with Toys – Delaware at January 29, 2011 included $21 million of accrued interest related to Parent Company’s overall intercompany payable balance, which was recorded during fiscal 2010. Parent Company’s intercompany payable to Toys – Delaware at January 30, 2010 included $150 million related to loan proceeds received from Toys – Delaware and $18 million of accrued interest related to Parent Company’s overall intercompany payable balance, both of which were recorded during fiscal 2009. Also during fiscal 2009, Parent Company recorded a dividend-in-kind of a payable to Toys-Delaware in the aggregate amount of $146 million established as a result of payments by Toys-Delaware to Parent Company in fiscals 2006 and 2007 for interest payments on Parent Company’s publicly issued and outstanding notes.

For fiscals 2010, 2009 and 2008, the income tax benefit of $35 million and income tax expense of $40 million and $7 million, respectively, in the attached Schedule I—Condensed Statements of Operations represents the Parent Company’s consolidated income tax (benefit) expense. Such amounts include income tax expense of $65 million, $76 million and $34 million, respectively, related to our subsidiaries, which have not been consolidated for this presentation. The Parent Company is responsible for cash income tax payments on the separate company income of such subsidiaries for United States Federal and certain state filings.

During fiscal 2010, we acquired from an unaffiliated party $17 million face value debt securities of Vanwall for approximately $9 million. This debt matures on April 7, 2013. These debt securities are included in Other assets within the Condensed Balance Sheets, classified as held-to-maturity debt and reported at amortized cost.

NOTE B — DEBT

A summary of the Parent Company’s Long-term debt as of January 29, 2011 and January 30, 2010 is outlined in the table below:

	January 29,	January 30,
(In millions)	2011	2010
7.625% notes, due fiscal 2011	$503	$507
7.875% senior notes, due fiscal 2013	396	395
7.375% senior notes, due fiscal 2018	405	406
8.750% debentures, due fiscal 2021 (1)	22	22

	1,326	1,330
Less current portion (2)	503	—

Total Long-term debt	$823	$1,330

(1)	Represents obligations of Toys “R” Us, Inc. and Toys – Delaware.
(2)	Current portion of Long-term debt as of January 29, 2011 is comprised of $503 million of the 7.625% notes maturing on August 1, 2011.

The total fair values of the Parent Company’s Long-term debt, with carrying values of $1,326 million and $1,330 million at January 29, 2011 and January 30, 2010, were $1,351 million and $1,304 million, respectively. The fair values of the Parent Company’s Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.

The annual maturities of the Parent Company’s Long-term debt at January 29, 2011 are as follows:

(In millions)	Annual Maturities
2011	$503
2012	—
2013	396
2014	—
2015	—
2016 and subsequent	427

Total	$1,326

The Parent Company is a co-obligor of the outstanding debentures due fiscal 2021, as are shown in the Parent Company Condensed Balance Sheets for stand-alone reporting purposes. However, it is expected all future principal and interest payments will be funded through the operating cash flows of Toys – Delaware. For each of fiscals 2010, 2009 and 2008, Toys – Delaware recorded interest expense related to the outstanding debentures due fiscal 2021 of $2 million, which is reflected as part of Equity in pre-tax earnings of consolidated subsidiaries in the Parent Company Condensed Statements of Operations.

The Parent Company currently guarantees 80% of three Toys – Japan installment loans, totaling ¥2.1 billion ($26 million at January 29, 2011). These loans have annual interest rates of 2.6% — 2.8%. In addition, the Parent Company has an agreement with McDonald’s Japan, in which the Parent Company promises to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% these loans.

For a discussion of the debt obligations of the Parent Company and its subsidiaries, see Note 2 to the Consolidated Financial Statements entitled “LONG-TERM DEBT.”

NOTE C — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risk from potential changes in interest rates and foreign currency exchange rates. We regularly evaluate our exposure and enter into derivative financial instruments to economically manage these risks. We record all derivatives as either assets or liabilities on the Condensed Balance Sheets measured at estimated fair value and recognize the changes in fair value as unrealized gains and losses. The recognition of these gains and losses depends on our intended use of the derivatives and the resulting designation. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure.

Interest Rate Contracts

We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows attributable to the changes in LIBOR rates. Our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of January 29, 2011, our interest rate contracts have various maturity dates through April 2015. As of January 29, 2011, we do not have any interest rate swaps or caps designated as cash flow hedges in accordance with ASC 815.

The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive income (loss); the ineffective portion of a cash flow hedge is recorded to Interest expense, net. We evaluate the effectiveness of our cash flow hedging relationship on an ongoing basis. For our derivative that was designated as a cash flow hedge, no material ineffectiveness was recorded for fiscals 2010, 2009 and 2008, respectively. Reclassifications from Accumulated other comprehensive income (loss) to Interest expense, net primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a net gain of less than $1 million over the next 12 months to Interest expense, net from Accumulated other comprehensive income (loss).

Certain of our agreements with credit-risk related features contain provisions where we could be declared in default on its derivative obligations if we default on certain specified indebtedness. Additionally, we had one agreement, which expired in December 2010, with a provision requiring we maintain an investment grade credit rating from each of the major credit rating agencies. As our ratings were below investment grade during this agreement, we were required to post collateral for this contract. At January 29, 2011, we had no derivative liabilities related to agreements that contain credit-risk related contingent features. At January 30, 2010, derivative liabilities related to agreements that contain credit-risk related features had a fair value of $31 million. As of January 30, 2010, we had a minimum collateral posting threshold with certain derivative counterparties and posted collateral of $33 million, which was recorded as Restricted cash on the Condensed Balance Sheets. As of January 29, 2011, we were not required to post collateral with any derivative counterparties.

The following table presents our outstanding derivative contracts as of January 29, 2011 and January 30, 2010:

			January 29, 2011	January 30, 2010
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount

Interest Rate Swaps
1 Month USD LIBOR Float to Fixed Interest Rate Swap (1)	May 2008	December 2010	$—	$750
1 Month USD LIBOR Float to Fixed Interest Rate Swap (2)	May 2008	December 2010	—	550

Interest Rate Caps
1 Month USD LIBOR Interest Rate Cap (3)	January 2011	April 2015	$500	$500
1 Month USD LIBOR Interest Rate Cap (3)	January 2012	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap (3)	January 2014	April 2015	311	311

(1)

On August 24, 2010, in conjunction with the repayment of the Secured Term Loan and projected variable interest rate exposure, the Company de-designated its $750 million interest rate swap. The remaining $6 million loss recorded in Accumulated other comprehensive income (loss) was reclassified to earnings through December 2010.

(2)

On November 10, 2009, in anticipation of the repayment of the $800 million Secured real estate loan and projected future variable interest rate exposure, the Company de-designated its $550 million interest rate swap. The remaining $16 million loss recorded in Accumulated other comprehensive income (loss) was reclassified to earnings through December 2010.

(3)

On April 3, 2009, we entered into three new forward-starting interest rate cap agreements to manage our future interest rate exposure. The total amount paid for the caps was $8 million. Subsequently, on November 10, 2009, the Company de-designated two $500 million forward-starting interest rate caps resulting in a reclassification from Accumulated other comprehensive income (loss) to earnings a gain of $1 million; an additional $2 million will be amortized from Accumulated other comprehensive income (loss) to earnings over the remaining life of the caps.

Foreign Exchange Contracts

We occasionally enter into foreign currency forward contracts to economically hedge our short-term, cross-currency intercompany loans with our foreign subsidiaries. We enter into these contracts in order to reduce our exposure to the variability in expected cash outflows attributable to changes in foreign currency rates. These derivative contracts are not designated as hedges and are recorded on our Condensed Balance Sheets at fair value with a gain or loss recorded on the Condensed Statements of Operations in Interest expense, net.

Our foreign exchange contracts contain some credit-risk related contingent features, are subject to master netting arrangements and typically mature within 12 months. These agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. We are not required to post collateral for these contracts. At January 29, 2011 and January 30, 2010, we had no outstanding foreign exchange contracts.

The following table sets forth the net impact of the effective portion of derivatives on Accumulated other comprehensive income (loss) on our Condensed Statements of Stockholder’s Equity (Deficit) for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009:

	Fiscal Years Ended
(In millions)	January 29, 2011	January 30, 2010	January 31, 2009

Derivatives designated as cash flow hedges:
Beginning balance	$(19)	$(29)	$(3)
Derivative loss - Interest Rate Contracts	—	(14)	(33)
Loss reclassified from Accumulated other comprehensive income (loss) (effective portion) - Interest Rate Contracts	20	24	7

	20	10	(26)

Ending balance	$1	$(19)	$(29)

The following table sets forth the impact of derivatives on Interest expense, net on our Condensed Statements of Operations for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009:

(In millions)	January 29, 2011	January 30, 2010	January 31, 2009

Derivatives not designated for hedge accounting:
(Loss) gain on the change in fair value - Interest Rate Contracts	$(5)	$2	$—
Gain (loss) on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	1	(10)	23

	(4)	(8)	23

Derivatives designated as cash flow hedges:
Loss reclassified from Accumulated other comprehensive income (loss) (effective portion) - Interest Rate Contracts	(31)	(36)	(10)

Total Interest expense, net	$(35)	$(44)	$13

(1)

Gains and losses related to our short-term, intercompany loan foreign exchange contracts are recorded in Interest expense, net, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans. For further details related to gains and losses resulting from foreign currency transactions, refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

The following table contains the notional amounts and fair values of Parent Company’s outstanding derivative contracts as of January 29, 2011 and January 30, 2010:

	January 29, 2011		January 30, 2010
		Fair Value		Fair Value
	Notional	Assets/	Notional	Assets/
(In millions)	Amount	(Liabilities)	Amount	(Liabilities)
Interest Rate Contract designated as a cash flow hedge:
Accrued expenses and other current liabilities	$—	$—	$750	$(18)

Interest Rate Contracts not designated for hedge accounting:
Other assets	$1,311	$3	$1,311	$9
Accrued expenses and other current liabilities	—	—	550	(13)

Total derivative contracts outstanding
Other assets	$1,311	$3	$1,311	$9

Total derivative assets	$1,311	$3	$1,311	$9

Accrued expenses and other current liabilities	$—	$—	$1,300	$(31)

Total derivative liabilities	$—	$—	$1,300	$(31)

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

NOTE F — DIVIDENDS AND CAPITAL CONTRIBUTIONS

The Parent Company received cash dividends from certain of its subsidiaries of $180 million, $158 million and $156 million during fiscals 2010, 2009 and 2008, respectively. Additionally, Parent Company received cash distributions from its property subsidiaries during 2010, 2009 and 2008 which amounted to $14 million, $7 million and $45 million which were recorded as returns of capital.

During fiscal 2010, Parent Company made a capital contribution of $21 million to TRU Japan Holdings 2, LLC (“Holdings 2”) which it used to purchase an additional 9% of Toys – Japan common stock (“Toys – Japan Common Stock”). Refer Note 19 to our Consolidated Financial Statements entitled “TOYS – JAPAN SHARE ACQUISITION” for further details.

During fiscal 2009, Parent Company made the following capital contributions: $66 million to Holdings 2, which it used to purchase an additional 28% of Toys – Japan Common Stock. (Refer to Note 19 to our Consolidated Financial Statements entitled “TOYS – JAPAN SHARE ACQUISITION” for further details); $142 million to Toys “R” Us Property Company I, LLC, which it used to repay the outstanding loan balance under the Unsecured credit agreement and related transaction costs; and $47 million to a wholly owned subsidiary, which it used to repay $200 million in Secured real estate loans.

During fiscal 2008, Parent Company loaned $28 million and made a capital contribution of $8 million to Holdings 2, which it used to purchase an additional 14% of Toys – Japan Common Stock. (Refer to Note 19 to our Consolidated Financial Statements entitled

“TOYS – JAPAN SHARE ACQUISITION” for further details). Also during fiscal 2008, the Parent Company made a capital contribution of $40 million to its direct subsidiary, TRU Australia Holdings, LLC, who made a similar contribution to its subsidiary, Toys “R” Us Australia Pty Ltd. The funds were used to pay down certain liabilities.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles.

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

Based on this assessment, management concluded that, as of January 29, 2011, the Company’s internal control over financial reporting was effective.

Deloitte & Touche LLP, an independent registered public accounting firm which has audited and reported on the financial statements contained in this Annual Report on Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.

(c) Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Toys “R” Us, Inc.:

We have audited the internal control over financial reporting of Toys “R” Us, Inc. and subsidiaries (the “Company”) as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2011 of the Company and our report dated March 23, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following persons were members of our Board of Directors (the “Board”) as of February 8, 2011. Each elected director will hold office until a successor is duly elected and qualified or until his or her earlier death, resignation or removal from office by our stockholders.

Name	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Joshua Bekenstein	52	Mr. Bekenstein has been our director since September 2005. Mr. Bekenstein is a Managing Director of Bain Capital LLC (“Bain”). He has been with Bain since its founding in 1984. Mr. Bekenstein currently serves as a member of the Boards of Directors of Bombardier Recreational Products Inc., Waters Corporation, Dollarama Capital Corporation, Burlington Coat Factory, Michaels Stores, Inc. and Bright Horizons Family Solutions.

Michael M. Calbert	48	Mr. Calbert has been our director since July 2005. Mr. Calbert has been an executive of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) since 2000. Mr. Calbert currently serves as a member of the Board of Directors of Dollar General, Inc.

Michael D. Fascitelli	54	Mr. Fascitelli has been our director since July 2005. Mr. Fascitelli is the Chief Executive Officer of Vornado Realty Trust (“Vornado”) since May 2009 and has been President and a Trustee of Vornado since December 1996. Mr. Fascitelli has also been President and a director of Alexanders, Inc. since August 1996. Mr. Fascitelli was on the Board of Directors of GMH Communities Trust from August 2005 until June 2008.

Matthew S. Levin	44	Mr. Levin has been our director since July 2005. Mr. Levin has been a Managing Director at Bain since 2000. Mr. Levin also currently serves as a director of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Michaels Stores, Inc., Unisource Worldwide, Inc., Edcon Holdings Pty Ltd., Lilliput Kidswear Ltd. and Guitar Centers, Inc.

John Pfeffer	42	Mr. Pfeffer has been our director since September 2005. Mr. Pfeffer has been an executive of KKR since 2000, heading the European Retail Sector Team.

Nathaniel H. Taylor	34	Mr. Taylor has been our director since January 2011. Mr. Taylor has served as a Director at KKR since December 2008. From November 2005 to December 2008, Mr. Taylor served as a Principal at KKR.

Wendy Silverstein	50	Ms. Silverstein has been our director since September 2005. Ms. Silverstein has been Executive Vice President and Co-Head of Acquisitions and Capital Markets of Vornado since November 2010. She served as Executive Vice President — Capital Markets of Vornado from 1998 to October 2010.

Michael Ward	47	Mr. Ward has been our director since September 2007. Mr. Ward is a Managing Director of Bain. He has been with Bain since 2002. Mr. Ward is a member of the Board of Directors of Sensata Technologies, Inc. and The Weather Channel, Inc.

Gerald L. Storch	54	Mr. Storch has been our Chairman of the Board and Chief Executive Officer since February 2006. Mr. Storch was Vice Chairman of Target Corporation (“Target”) from 2001 to 2005 and held various other positions at Target from 1993 (then Dayton-Hudson) to 2001. Prior to joining Target, Mr. Storch was a Principal of McKinsey & Company where he served from 1982 to 1993.

Other than Mr. Storch, each of the Directors was elected to the Board pursuant to a stockholders agreement dated July 21, 2005 by and among the Company, the Sponsors and a private investor (the “Stockholders’ Agreement”). Pursuant to such agreement, Messrs. Bekenstein, Levin and Ward were appointed to the Board as a consequence of their respective relationships with Bain; Messrs. Calbert, Pfeffer and Taylor were appointed to the Board as a consequence of their respective relationships with KKR; and Mr. Fascitelli and Ms. Silverstein were appointed to the Board as a consequence of their respective relationships with Vornado.

Executive Officers

The following persons were our Executive Officers as of February 8, 2011, having been elected to their respective offices by our Board of Directors:

Name	Age	Position with the Registrant

Gerald L. Storch(1)	54	Chairman of the Board; Chief Executive Officer

F. Clay Creasey, Jr.	62	Executive Vice President — Chief Financial Officer

Deborah M. Derby	47	Executive Vice President — Chief Administrative Officer

Antonio Urcelay	58	President — Europe

Monika M. Merz	61	President and Chief Executive Officer of Toys “R” Us-Japan, Ltd.

Daniel Caspersen	58	Executive Vice President — Human Resources

David J. Schwartz	43	Executive Vice President — General Counsel & Corporate Secretary

(1)	See “Directors” above for Mr. Storch’s biography.

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

Mr. Urcelay has served as our President — Europe since July 2010. He served as President of Continental Europe (Germany, Switzerland, Austria, France, Spain and Portugal) from August 2004 to July 2010. From August 2003 through August 2004, Mr. Urcelay was President of Southern Europe (France, Spain and Portugal). Mr. Urcelay served as the Managing Director of Toys “R” Us Iberia, S.A. from October 1996 until August 2003.

Ms. Merz has served as the President and Chief Executive Officer of Toys “R” Us – Japan Ltd. (“Toys Japan”) since November 2007. From January 2000 until November 2007, Ms. Merz served as the President of Toys “R” Us Canada, Ltd. (“Toys Canada”). Prior to that, from October 1996 until January 2000, Ms. Merz served as Vice President and General Merchandise Manager for Toys Canada.

Mr. Caspersen has served as our Executive Vice President — Human Resources since May 2006. From September 2004 until April 2006, Mr. Caspersen served as Vice President — Stores — Human Resources of Target. Prior to that, from September 2001 to September 2004, Mr. Caspersen was Vice President — Headquarters — Human Resources at Target.

Mr. Schwartz has served as our Executive Vice President – General Counsel since October 2009 and has served as Corporate Secretary since April 2006. From September 2003 until October 2009, Mr. Schwartz served as Senior Vice President — General Counsel. From January 2002 until September 2003, Mr. Schwartz served as our Vice President — Deputy General Counsel, and has served as Assistant Corporate Secretary from that time until April 2006. From February 2001 to January 2002, Mr. Schwartz served as our Vice President — Corporate Counsel and Assistant Corporate Secretary. Mr. Schwartz is a Director of Toys Japan.

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

Audit Committee

Our Board of Directors has a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Wendy Silverstein, Nathaniel H. Taylor and Michael Ward. Our Board of Directors has determined that each member of the Audit Committee is financially literate and that Mr. Ward is an “audit committee financial expert” within the meaning of the regulations adopted by the Securities and Exchange Commission. None of our Audit Committee members is an independent director because of their affiliations with the Sponsors.

ITEM 11.	EXECUTIVE COMPENSATION

We refer to the persons included in the Summary Compensation Table below as our “named executive officers.” References to “2010,” “2009,” and “2008,” mean, respectively, our fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009.

COMPENSATION DISCUSSION AND ANALYSIS

The following Executive Compensation discussion and analysis discusses our compensation policies and decisions regarding our named executive officers and describes the material elements of compensation for our named executive officers. Our named executive officers are:

•	Chairman of the Board and Chief Executive Officer, Gerald L. Storch;

•	Executive Vice President — Chief Financial Officer, F. Clay Creasey, Jr.;

•	Executive Vice President — Chief Administrative Officer, Deborah M. Derby;

•	President and Chief Executive Officer of Toys Japan, Monika M. Merz;

•	President of Europe — Antonio Urcelay; and

•	Former Executive Vice President — Chief Operating Officer, Claire Babrowski.

Role of Our Board of Directors in Compensation Decisions

Our Board of Directors acting through the Executive Committee pursuant to delegated authority has historically been ultimately responsible for approving both our compensation program and the specific compensation paid to each of our named executive officers. The Executive Committee, which is currently comprised of one designee from each of the three Sponsors, has discharged this responsibility pursuant to a charter approved by the Board, as further described below.

Objective of Our Executive Compensation Program

The overall objective of our executive compensation program is to provide compensation opportunities that will allow us to attract and retain executive officers of a caliber and level of experience necessary to effectively manage our global business and motivate such executive officers to increase the value of our Company. We believe that, in order to achieve that objective, our program must:

•

provide each executive officer with compensation opportunities that are competitive with the compensation opportunities available to executives in comparable positions at companies with whom we compete for talent;

•	tie a significant portion of each executive officer’s compensation to our financial performance and his or her individual performance; and

•	align the interests of our executive officers with those of our equity holders.

Elements of Our Executive Compensation Program

Our executive compensation program consists of the following integrated components:

•	base salary;

•	annual incentive awards;

•	long-term incentives;

•	perquisites;

•	other benefits; and

•	benefits upon termination without cause or change of control.

Mix of Total Compensation

No formula or specific weightings or relationships are used with regard to the allocation of the various pay elements within the total compensation program. Cash compensation includes base salary and annual incentive awards which, for top executive officers, are targeted to approach or exceed base salaries to emphasize performance-based compensation. Perquisites and other types of non-cash benefits are used on a limited basis and represent only a small portion of total compensation for our executive officers. Stock compensation includes long-term incentives, which provide a long-term capital appreciation element to our executive compensation program. The bulk of deferred compensation is provided through our “TRU” Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”) and Supplemental Executive Retirement Plan (the “SERP”) for the U.S. officers. For Ms. Merz, the bulk of her deferred compensation is provided through the Toys Canada Deferred Profit Sharing Plan (“Deferred Profit Sharing Plan”). For Mr. Urcelay, the bulk of his deferred compensation is provided through certain annuity products from MAPFRE Vida (the “MAPFRE Policies”).

Initial Determination of Compensation

Historically, prior to hiring a new executive officer to fill a vacant position, we typically described the responsibilities of the position and the skills and level of experience required for the position to one or more national executive search firms. The search firms provided guidance on the compensation ranges that they believed would be necessary in order for us to recruit the desired candidates based on their understanding of the individual candidates’ compensation expectations and their experience and market knowledge. In addition, the Sponsors provided guidance on the compensation ranges that they believed would be reasonable in light of their practices with respect to similarly situated executive officers at other companies in their investment portfolios. By using the guidance provided by the search firms and our Sponsors, we determined target compensation ranges for the positions we were seeking to fill, taking into account the individual candidate’s particular skills and levels of experience and compensation expectations. In specific circumstances, when making an offer to a potential new executive officer, we also considered other factors such as the amount of unvested compensation that the executive officer had with his or her former employer. We believe this process has enabled us to attract superior individuals for key positions by providing for reasonable and competitive compensation. Each of our named executive officer’s initial base salary, annual incentive award target and, in some instances, long-term incentives was determined through this process.

Base Salary

Base salary provides fixed compensation and is designed to reward core competence in the executive officer’s role relative to his or her skills, experience and contribution to the Company.

The Executive Committee reviews the base salary of each of our executive officers annually as part of the Company’s performance review process described below, as well as upon a promotion or other change in job responsibility. On an annual basis, the Executive Committee determines the range, if any, for merit-based increases for eligible employees of the Company (including our executive officers) based upon the recommendation of the Company’s human resources department, after taking into account a variety of factors, including the Company’s internal financial projections, the general economy and the Sponsors’ practices at companies in its investment portfolios. In formulating a proposed range of merit-based increases, the Company’s human resources department considers a number of different factors, including the Company’s budget for the year, internal financial projections and historical practice, and also reviews a number of broad-based third party surveys to gain a general background understanding of the current compensation practices and trends and a sense of the reasonableness of the proposed range.

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

•

Working Together—focuses on people individually and as a team, such as the hiring, development and retention of employees, compensation initiatives, team building, conflict resolution, communication and succession planning activities;

•	Delight the Guest—focuses on operational execution, such as improving customer satisfaction and testing new business initiatives and new product lines; and

•	Build for the Future—focuses on growing our business, such as implementing new business strategies, accelerating new store rollouts and developing financial strategies.

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

The following table sets forth the personal business goals of our named executive officers for fiscal 2010:

Name	Personal Business Goals

Mr. Storch

•     Drive “R” Us’ customer-focused vision;

•     Continue building global collaboration;

•     Sustain and nurture relationships with key outside constituents; and

•     Continue focus on the prudent management of expenses and capital spending.

Mr. Creasey

•     Support the various international initiatives to minimize expense and maximize achievement of operational benefits;

•     Continue to develop and execute plans for addressing debt maturities; and

•     Improve the Company’s strategy for credit card offerings, gift cards and loyalty program.

Ms. Derby

•     Continue to maintain and enhance the FAO brand presence;

•     Continue to build and strengthen the Canadian business including taking advantage of shared services with the U.S. business; and

•     Execute new store openings and remodels.

Ms. Merz	• Increase product differentiation through increased launches and exclusive products; • Enhance and continue to develop merchandising team; and • Continue to monitor expenses and drive efficiencies.

Mr. Urcelay	• Continue to develop a strong management team across Continental Europe; • Continue to develop and implement the business strategy in Europe; and • Achieve profit goals with reduced expenses.

Ms. Babrowski	• Prepare business plans for certain international markets; • Oversee e-commerce development; and • Drive cost planning conversion.

In fiscal 2010 and based upon performance during fiscal 2009, the following named executive officers received an increase in salary effective as of March 28, 2010: Mr. Storch received an increase in salary of $50,000 from $1,100,000 to $1,150,000, Mr. Creasey received an increase in salary of $30,000 from $515,000 to $545,000, Ms. Derby received an increase in salary of $20,000 from $650,000 to $670,000, Ms. Merz received an increase in salary of $48,630 from $486,300 to $534,930 (based on the average annual conversion rate in fiscal 2010 of 1 CDN = $0.9726), Mr. Urcelay received an increase in salary of $26,452 from $632,748 to $659,200 (based on the average annual conversion rate in fiscal 2010 of 1 EURO = $1.3184), and Ms. Babrowski received an increase in salary of $10,000 from $725,000 to $735,000. Ms. Babrowski’s employment with the Company was terminated, effective May 1, 2010.

In March 2011, the Executive Committee increased the annual base salaries of our named executive officers based upon Mr. Storch’s review of the executive officers’ performance against each other executive officer’s personal goals and Mr. Storch’s self-evaluation of his performance against his personal goals. Accordingly, as a result of these increases, our named executive officers’ annual base salaries effective as of March 27, 2011 are: Mr. Storch—$1,200,000; Mr. Creasey—$565,000; Ms. Derby—$690,000; Ms. Merz— $559,245 and Mr. Urcelay—$705,344. In addition, in March 2011, the personal business goals of our named executive officers for fiscal 2011 were approved by Mr. Storch and the Executive Committee. Consistent with prior years, these goals are based upon some or all of the five criteria described above.

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

Under the Management Incentive Plan, each executive officer has an annual incentive target payout expressed as a percentage of his or her base salary. The target bonus payouts as a percentage of base salary for our named executive officers were established in their employment agreements and may be subsequently adjusted based upon performance and/or a promotion in responsibility. Our named executive officers’ 2010 annual incentive award target payouts, expressed as a percentage of base salary, are as follows: 200% for Mr. Storch; 110% for Ms. Derby; and 100% for Messrs. Creasey and Urcelay and Ms. Merz. Effective in fiscal year 2011, Mr. Urcelay’s annual incentive award target has increased to 110% due to an increase in his job responsibility. The 2010 annual incentive award target payout for Ms. Babrowski, our former Chief Operating Officer, was 110%.

Each executive officer’s annual incentive target payout is weighted 70% on the Company’s financial performance (“Financial Component”) and 30% on the executive officer’s personal performance (“Personal Component”). We believe that weighting the executive officers’ annual incentive awards in this way aligns the interests of our executive officers with the interests of our equity holders by motivating the executive officers to increase the shareholder value of the Company as a whole, while also rewarding each of the executive officers for his or her individual performance.

The Financial Component is based on a combination of the Adjusted Compensation EBITDA results for the Company as a whole and for one or more segments or business units of the Company. We calculate Adjusted Compensation EBITDA for this purpose, as earnings before interest, income taxes, depreciation and amortization, further adjusted for the effects of specified period charges and gains or losses, including, among others, changes in foreign currency, noncontrolling interest, gains or losses on liquidations of subsidiaries or sales of properties, asset impairments and accounting changes. More detail about the calculation of Adjusted Compensation EBITDA is set forth below. We believe that focusing the Financial Component solely on Adjusted Compensation EBITDA closely aligns the executive officers’ interests with those of our equity holders. The Adjusted Compensation EBITDA targets for the Company as a whole and each segment or business unit are established by the Executive Committee when it establishes our business plan as part of our annual financial planning process, during which we assess the future operating environment and build projections of anticipated results.

The specific combination of Adjusted Compensation EBITDA measures that make up the Financial Component for a particular named executive officer relates to his or her primary job responsibilities. For example, the Financial Component for a corporate officer, including Messrs. Storch and Creasey and Mss. Derby and Babrowski, is generally based 50% on consolidated Adjusted Compensation EBITDA and 50% on Adjusted Compensation EBITDAs of the Domestic segment and International segment, weighted two-thirds for the Domestic segment and one-third for the International segment. However, if an executive officer has primary responsibility for one business unit, the Financial Component of his or her annual bonus is based 25% on consolidated Adjusted Compensation EBITDA and 75% on Adjusted Compensation EBITDA for that particular business unit (except for (i) Mr. Urcelay, whose Financial Component in fiscal 2010 was based 25% on consolidated Adjusted Compensation EBITDA and 25% on the Adjusted Compensation EBITDA for each of Iberia, France and Central Europe and (ii) Ms. Merz, whose Financial Component in fiscal 2010 was based 100% on the Adjusted Compensation EBITDA for Japan). We believe that these Financial Component weightings motivate our executive officers to work to improve the Company with appropriate emphasis on business unit results as the executive’s job responsibilities merit.

The Executive Committee sets the threshold, target and maximum payout levels for the Financial Component of the Management Incentive Plan. Achievement at the respective levels would result in a payout at, above or below the target level (that is, 70% (the portion based on the Financial Component) of the executive officer’s annual incentive target payout in fiscal 2010). If the applicable Adjusted Compensation EBITDA performance is less than the minimum threshold of the particular Adjusted Compensation EBITDA target, no amount will be earned with respect to that portion of the Financial Component of the Management Incentive Plan. If

Adjusted Compensation EBITDA performance is greater than 100% of any particular Adjusted Compensation EBITDA target, the executive officer’s total payout with respect to that portion of the Financial Component of the Management Incentive Plan will be greater than target (that is, 70% of his or her annual incentive target payout) and is capped at 300% of that portion of the Financial Component target (which means 210% of his or her annual incentive target payout). Straight interpolation determines the bonus payout for performance which falls between the threshold and target or between the target and maximum.

The Personal Component of the annual incentive under the Management Incentive Plan is based on each executive officer’s individual performance measured against his or her personal business goals (as further described in the “—Base Salary” section above), as assessed as part of the Company’s performance review process described under “—Base Salary” above. The Executive Committee sets the threshold and maximum payout levels for the Personal Component of the Management Incentive Plan. The Executive Committee first determines an average payout percentage of the Personal Component of the annual incentive target for all eligible employees at the Company (including our executive officers) and then determines the actual payout of the Personal Component portion of each executive officer’s annual incentive target, after considering the conclusions and recommendations provided by Mr. Storch with respect to executive officers other than himself. An executive officer’s payout with respect to the Personal Component of the Management Incentive Plan (that is, 30% of his or her annual incentive target payout) is capped at 200% (which means 60% of his or her annual incentive target payout). The Executive Committee also considers how the payouts to the executive officers will affect the payouts for all eligible employees because percentage payouts to employees (including our executive officers) must equal the average payout percentage determined by the Executive Committee.

Notwithstanding the formulas described above for the Management Incentive Plan, the Executive Committee has the discretion to adjust the Personal Component and/or Financial Component payouts for all participants (which includes our executive officers) of the Management Incentive Plan.

The Adjusted Compensation EBITDA targets for fiscal 2010 were: $1,214,900,000 for the Company as a whole; $940,400,000 for our Domestic segment; $512,800,000 for our International segment; $48,698,000 for Central Europe; $57,338,000 for France; $68,178,000 for Iberia and $109,096,000 for Japan (in each case using the budgeted conversion rate of 1 EURO = 1.3863 USD and 1 JPY = 0.0111 USD).

In fiscal 2010, the actual consolidated Adjusted Compensation EBITDA results for the Company as a whole were equal to our Adjusted EBITDA less a $10 million adjustment primarily related to store closing costs, severance, hedging foreign merchandise purchase orders, and the difference between the previous year’s period-end rates and the actual translation impact on our results of operations. In fiscal 2010, the actual consolidated Adjusted Compensation EBITDA results were $854,900,000 for our Domestic segment; and $481,400,000 for our International segment. The following businesses of our International segment had the following Adjusted Compensation EBITDA results: $61,033,000 for Central Europe, $60,437,000 for France, $65,866,000 for Iberia and $116,104,000 for Japan. For more information on calculation of our Adjusted EBITDA, see Note 9 of Item 6. entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.

In addition, the Executive Committee determined 100% as the average payout percentage of the Personal Component of the annual incentive target for all eligible employees at the Company and approved the following percentages as the payout percentage with respect to the Personal Component for each of the named executive officers: approximately 159% for Mr. Storch; 150% for Mr. Creasey; 100% for Ms. Derby; 200% for Ms. Merz, and 175% for Mr. Urcelay. These individual percentages were determined in light of the average payout percentage for all eligible employees at the Company and the recommendations provided by Mr. Storch, as described above. The Company did not pay Ms. Babrowski any annual incentive award based upon the fiscal 2010 results.

The following table illustrates the calculation of each named executive officer’s annual incentive payouts for fiscal 2010 in light of the performance results and decisions discussed above.

Name	Total Target Payout	Financial Component of Target Payout	Actual Payout under the Financial Component	Personal Component of Target Payout	Actual Payout under the Personal Component	Total Actual Payout under the Management Incentive Plan for Fiscal 2010
Mr. Storch	$2,300,000	$1,610,000	$322,536	$690,000	$1,100,000	$1,422,536
Mr. Creasey	545,000	381,500	76,427	163,500	245,250	321,677
Ms. Derby	737,000	515,900	103,352	221,100	221,100	324,452
Ms. Merz	534,930	374,451	484,914	160,479	320,958	805,872
Mr. Urcelay	659,200	461,440	494,398	197,760	346,080	840,478
Ms. Babrowski	808,500	565,950	—	242,550	—	—

The “Grants of Plan-Based Awards in Fiscal 2010” table below shows the threshold, target and maximum Management Incentive Plan awards that each of our named executive officers was eligible to receive in fiscal 2010. The actual payouts under the Management Incentive Plan awards actually earned by our named executive officers in fiscal 2010 are shown above and in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” below. Ms. Babrowski’s employment terminated on May 1, 2010 and she did not receive an annual incentive payment.

Long-Term Incentives

We believe that providing long-term incentives as a component of compensation helps us to attract and retain our executive officers. These incentives also align the financial rewards paid to our executive officers with the Company’s long-term performance, thereby encouraging our executive officers to focus on the Company’s long-term goals. Since the Merger, the Executive Committee has offered long-term incentives under the Management Equity Plan. Commencing in fiscal 2011, we expect to issue all future equity award pursuant to the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”), as further described below.

Management Equity Plan

Under the Management Equity Plan, executive officers were eligible to purchase (or in some instances to receive without payment) restricted shares of our common stock, par value $.001 per share and to receive stock options to purchase such common stock. Under the plan, a total of 3,889,000 shares of common stock were reserved for issuance.

Restricted shares of common stock could be purchased at a price equal to the fair value of the common stock. When the shares of common stock were purchased for fair value, they were fully vested upon purchase and “restricted” in that the common stock is subject to certain transfer restrictions, as well as, in some cases, a put right exercisable in certain circumstances by the holder and a call right exercisable by us (and, if not exercised by us, by the Sponsors in the event the holder is no longer employed by us or any of our subsidiaries). Each participant has the right to require us to repurchase all of his or her restricted shares or shares issued or issuable pursuant to stock options in the event of a termination of employment due to death or disability. In addition, each participant has the right to require us to repurchase a portion of his or her restricted shares or unexercised options if his or her employment is terminated due to retirement subject to the limitations provided in the Management Equity Plan. These put rights under the Management Equity Plan will expire upon an initial public offering of our equity securities or a change in control of the Company. In addition, we have the right to repurchase all restricted shares or shares issued or issuable upon exercise of stock options from any participant who was no longer employed by us or any of its subsidiaries for any reason, at the fair market value thereof or, in certain cases, the lower of the fair market value and the original value. This right will similarly expire upon the completion of an initial public offering of the Company’s equity securities or a change in control of the Company.

The shares of common stock that were granted without consideration generally have a vesting period designed to encourage retention of the executive officer. Stock options granted under the Management Equity Plan have an exercise price equal to the fair value of the underlying common stock on the grant date. Unless special vesting conditions were approved in an individual case, stock options granted under the Management Equity Plan prior to June 2009 vested under one of the following scenarios: (i) over five years based on continued service (“service-based options”) or (ii) after five years if certain performance criteria has been achieved and after eight years if the performance criteria has not been achieved (“performance-based options”). Generally, all stock options issued under the

Management Equity Plan are personal to the participant and are not transferable, other than by will or pursuant to applicable laws of descent and distribution. Participants under the Management Equity Plan are generally subject to certain restrictive covenants, including confidentiality, non-competition and non-solicitation covenants, during their employment and for a specified period of time after termination of employment. The service-based stock options were designed to encourage retention, while the performance-based stock options combine retention with reward for achieving designated levels of return on investment for our equity holders. In June 2009, the Management Equity Plan was amended in order to remove the performance-based requirements and have all of the options to purchase our common stock (including those granted prior to June 2009) vest upon continued service of five years.

Commencing in February 2011, participants in the Management Equity Plan have the right to elect to be bound by the terms and conditions of Amendment No. 3 to the Management Equity Plan. This amendment, among other things, reduces the retirement criteria from age 62 with 10 years of service to age 60 with 10 years of service, accelerates vesting of all options upon death, disability or retirement and makes the non-competition period apply in the case of resignation for any reason and applies the non-competition period for the greater of one year and any severance period for termination without Cause. All of the named executive officers have agreed to be bound by Amendment No. 3.

In the event of a corporate transaction, such as a stock split, reorganization, merger, consolidation or other change in common stock, the Board, in its discretion, will make such changes in the number and type of shares covered by outstanding awards to prevent dilution or enlargement of the rights of participants under the Management Equity Plan.

The Board at any time may suspend or terminate the Management Equity Plan and make such additions or amendments as it deems advisable under the Management Equity Plan, provided that the Board may not change any terms of an award agreement in a manner adverse to a participant without the prior written approval of such participant. More detail about stock options held by our named executive officers (including the vesting provisions related to these grants) are shown in the tables that follow this discussion, including the “Outstanding Equity Awards at 2010 Fiscal Year-End” table.

Our executive officers who were employed at the time of the 2005 acquisition (including Mss. Derby and Merz and Mr. Urcelay) were offered the opportunity at that time to invest in the Company along with the Sponsors, by either making a cash investment to purchase restricted shares of common stock under the Management Equity Plan or rolling over previously existing options into the Management Equity Plan. Our executive officers who were hired after the 2005 acquisition were provided the option of making a cash investment to purchase restricted shares of common stock. The equity ownership of our named executive officers is set forth in the Beneficial Ownership table in Item 12 “—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS”.

During fiscal 2010, no named executive officer was granted an equity award pursuant to the Management Equity Plan. For more information on our practice for granting equity awards, see the section below entitled “—Equity Grant Practices.”

The 2010 Incentive Plan

In fiscal 2010, our Board adopted the 2010 Incentive Plan. The purpose of the 2010 Incentive Plan is to promote our success, and enhance our value, by providing us with the flexibility to motivate, attract, and retain the services of our employees, officers, directors, and consultants and linking the interests of such persons to those of our stockholders through the granting of incentive awards from time to time to such persons and by providing them with an incentive for outstanding performance.

The 2010 Plan is an omnibus plan that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, performance awards, dividend equivalents and other stock or stock based awards. The 2010 Incentive Plan provides that the total number of shares of our Common Stock that may be issued under the 2010 Incentive Plan is 3,750,000 and the maximum number of such shares of our Common Stock for which incentive stock options may be granted is 500,000. Shares of common stock covered by awards that are terminated, cancelled, forfeited or settled in cash, lapse without the payment of consideration, or are otherwise withheld, repurchased or not issued, may be granted again under the 2010 Incentive Plan. Generally, an unexercised or restricted award will not be transferable or assignable by a participant other than to the Company or an affiliate or by will or by the laws of descent and distribution.

In connection with designing the 2010 Incentive Plan, our management retained the services of Hewitt Associates to provide us insight as to what is common in the market including eligibility, types of awards, performance criteria, award sizes and vesting schedules. We reviewed the prevalent practice based upon a peer group consisting of the following 15 retailers: Belk, Best Buy, Big Lots, The Bon-Ton Stores, Dollar General, The Gap, JC Penney Company, Lowe’s Companies, Macy’s, Nordstrom, OfficeMax, Sears, Staples, Target and True Value Company. Our management retained the services of Meridian Consultants to review the final proposed plan for market competitiveness, appropriate terms and best practices.

On a going forward basis, we intend for our compensation strategy for our named executive officers to include annual grants under the 2010 Incentive Plan. It is anticipated that named executive officers will receive annual grants composed of both stock options (“Options”) and performance shares (the “Performance Shares”). We intend to determine the aggregate value of the Stock Options and Performance Shares as a percentage of salary based upon the awards issued by the peer group above. The Performance Shares are expected to vest based on the achievement of the performance criteria as shall be determined from time to time by our Board. The Options are expected to vest over a certain time period.

The Company has not issued any awards under the 2010 Incentive Plan.

Perquisites

We provide our executive officers with perquisites that we believe are reasonable and consistent with the perquisites that would be available to them at other potential employers. We provide each of our executive officers with a car allowance or company-leased car; financial planning, accounting and tax preparation services; legal services; an annual executive physical; and reimbursement of relocation expenses. In addition to these perquisites, pursuant to her employment agreement, Ms. Derby is entitled to tax gross-up payments if and to the extent that a change in control of the Company causes her to incur an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). In addition, in connection with Ms. Merz’s assignment in Japan, she has been granted additional perquisites as described in footnote 7 of the “Summary Compensation Table”. We believe that providing Ms. Merz with these additional perquisites in connection with her overseas relocation was necessary in order to facilitate a smooth transition and allow her to focus on her new business assignment. Perquisites are valued at aggregate incremental cost to the Company.

For more information regarding perquisites for our executive officers, see the “Summary Compensation Table”. For information on the incremental costs of these perquisites, see the footnotes to the Summary Compensation Table.

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

Until July 2010, we offered an executive life insurance coverage benefit to certain of our officers. This benefit, however, was in the process of being phased out and Ms. Derby was the only current named executive officer entitled to this benefit. This plan has been a closed population, with no new members, since March 2005. This plan entitles executive officers’ beneficiaries or estates to receive an amount equal to five times their annual salary and target annual cash incentive as of May 2006, net of any principal amounts paid by the Company (i.e., a “Split Dollar Plan”). This plan expired in July 2010.

Ms. Merz participates in the Deferred Profit Sharing Plan. The Company contributes 8% of her earnings each year, and she is fully vested since participants are fully vested after 2 years. Ms. Merz is eligible to, but does not currently, participate in the Toys Canada Registered Retirement Savings Plan (“RRSP”), a defined contribution plan available to all employees, in which she can contribute between two percent and ten percent of her earnings annually and the Company will match 50% of such contribution up to two percent of her earnings.

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

Benefits Upon Termination or Change of Control

Pursuant to their employment agreements, our executive officers are entitled to benefits upon termination or change of control. We believe these benefits play an important role in attracting and retaining high caliber executive officers and permit our executive officers to focus on their responsibilities for the Company without distractions caused by uncertainties in the context of an actual or threatened change of control. We also believe these benefits play an important role in protecting the Company’s highly competitive business by restricting our executive officers from working for a competitor during the severance period. These benefits and restrictions are described in more detail below under “—POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”

Tax and Accounting Considerations

In making decisions about executive compensation, we take into account certain tax and accounting considerations. For example, we consider Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation and Section 280G of the Internal Revenue Code with regard to change-in-control provisions. In making decisions about executive compensation, we also consider how various elements of compensation will affect our financial reporting. For example, we consider the impact of FASB Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation” (“ASC 718”), which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Equity Ownership Guidelines

We do not have formal equity ownership guidelines, although we have historically strongly encouraged our executive officers to invest in the Company through the Management Equity Plan. We believe equity ownership aligns our executive officers’ interests with our equity holders’ interests. The equity ownership of our named executive officers is set forth in the Beneficial Ownership Table in Item 12 “—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS”.

Equity Grant Practices

Historically we generally only issued equity under the Management Equity Plan twice a year to eligible new hires and eligible promoted individuals, although we have issued equity at other times. Each grant date coincided with a re-valuation of the stock price. Eligible individuals were able to purchase common stock and/or be granted stock options during a limited investment window following the re-valuation of the stock price and the approval of the grant by the Executive Committee. The number of options granted to these individuals were generally determined by a fixed multiple of the amount of their investment in restricted stock divided by the stock price, although the Board has granted options to persons who did not invest in the common stock at that time. The multiple was based on the experience of the Sponsors in similar transactions.

Commencing in fiscal 2011, we expect to issue any future equity awards pursuant to the 2010 Incentive Plan.

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

THE EXECUTIVE COMMITTEE

Michael M. Calbert

Michael D. Fascitelli

Matthew S. Levin

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation awarded to, earned by or paid to the named executive officers for fiscals 2010, 2009 and 2008.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Gerald L. Storch, Chairman of the Board and Chief Executive Officer	2010	$1,142,307	$—	$—	$—	$1,422,536	$—	$198,708	(1)	$2,763,551
	2009	1,100,000	—	—	—	3,503,887	—	112,709		4,716,596
	2008	1,084,615	—	—	—	1,278,265	—	187,363		2,550,243

F. Clay Creasey, Jr., EVP - Chief Financial Officer	2010	540,384	—	—	—	321,677	—	72,886	(2)	934,947
	2009	515,000	—	—	—	820,228	—	62,081		1,397,309
	2008	512,692	—	—	—	299,230	—	83,928		895,850

Deborah M. Derby, (3) EVP - Chief Administrative Officer	2010	666,923	—	—	—	324,452	—	93,464	(4)	1,084,839
	2009	650,000	—	—	—	1,031,513	—	60,443		1,741,956

Monika M. Merz, (5) President and Chief Executive Officer of Toys Japan	2010	526,513				805,872		1,461,727	(6)	2,794,112

Antonio Urcelay, (7) President - Europe	2010	654,679	—	—	—	840,478	—	229,966	(8)	1,725,123
	2009	673,110	—	—	—	1,090,850	—	236,235		2,000,195
	2008	695,458	—	—	—	539,665	—	294,249		1,529,372

Claire Babrowski, (9) EVP - Chief Operating Officer	2010	182,212				—		1,011,591	(10)	1,193,803
	2009	725,000	—	—	—	971,096	—	88,081		1,784,177
	2008	721,154	—	—	—	403,559	—	119,463		1,244,176

(1)

Includes $175,894 of Company contribution to the SERP, $11,040 for a leased car, $9,500 for financial planning services, $1,200 for an executive physical, $696 for life insurance premiums and $378 for long-term disability premiums.

(2)

Includes $44,532 of Company contribution to the SERP, $25,603 for a leased car, $1,677 of Company matching contribution to the Savings Plan, $696 for life insurance premiums and $378 for long-term disability premiums.

(3)	Ms. Derby was not a Named Executive Officer in 2008.
(4)

Includes $58,076 of Company contribution to the SERP, $18,104 for a leased car, $9,862 of Company matching contribution to the Savings Plan, $4,898 for financial planning services, $1,450 for an executive physical, $696 for life insurance premiums and $378 for long-term disability premiums.

(5)

Ms. Merz is compensated in Canadian Dollars. Her 2010 compensation has been converted to U.S. dollars using a rate equal to the average monthly rate for fiscal 2010 of 1.0000 CAD = 0.9726 USD. Ms. Merz was not a named executive officer in fiscals 2009 or 2008.

(6)

Includes $448,697 for host country income tax payments for local benefits, $286,907 for Japanese estimated national income tax for 2010, $176,680 for a Cost of Living Allowance (COLA), $174,017 for tax equalization, $153,120 for housing, $51,652 for tax preparations, $43,962 Company contributions to the Deferred Profit Sharing Plan, $35,327 for home leave for Ms. Merz and her spouse, $28,851 for furniture rental, $19,452 for a car allowance, $18,333 for premiums for ex-patriate health care coverage for Ms. Merz and her spouse, $9,668 for utilities, $8,335 for language lessons for Ms. Merz and her spouse, $6,171 for club fees for the American Club and $555 for Executive Wellness (benefit expenses not covered by the health plan).

(7)

Mr. Urcelay is compensated in Euros. His 2010 compensation has been converted to U.S. dollars using a rate equal to the average monthly rate for fiscal 2010 of 1.0000 Euros = 1.3184 USD. His fiscal 2009 compensation has been converted to U.S. dollars using a rate equal to the average monthly rate for fiscal 2009 of 1.0000 Euros = 1.4025 USD. His fiscal 2008 compensation has been converted to U.S. dollars using a rate equal to the average monthly rate for fiscal 2008 of 1.0000 Euros = 1.4594 USD.

(8)

Includes $171,044 for the purchase of annuity products under the MAPFRE Policies, $32,127 for a leased car, $14,989 for executive life insurance premiums, $11,007 for executive medical premiums and $799 for financial planning services.

(9)	Ms. Babrowski’s employment with the Company terminated effective May 1, 2010.
(10)	Includes $998,374 for severance, $7,569 of Company matching contribution to the Savings Plan, $5,400 for car allowance, $161 for life insurance premiums and $87 for long-term disability premiums.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2010

	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Threshold (2)	Target	Maximum (3)	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Storch	$—	$2,300,000	$6,210,000	$—	$—	$—	—	—	$—	$—
Creasey	—	545,000	1,471,500	—	—	—	—	—	—	—
Derby	—	737,000	1,989,900	—	—	—	—	—	—	—
Merz		534,930	1,444,311
Urcelay	—	659,200	1,779,840	—	—	—	—	—	—	—
Babrowski (4)	—	808,500	2,182,950	—	—	—	—	—	—	—

(1)

These amounts reflect estimated possible payouts under our annual incentive awards granted for fiscal 2010. Our Executive Committee approved the threshold, target and maximum payment amounts for fiscal 2010 on July 12, 2010. Each named executive officer’s target payout was the following percentage of his or her base salary: 200% for Mr. Storch, 110% for Mss. Babrowski and Derby, and 100% for Messrs. Creasey and Urcelay and for Ms. Merz. The target payout is weighted 70% on the Financial Component and 30% on the Personal Component. For more information, see “—COMPENSATION DISCUSSION AND ANALYSIS — ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM — ANNUAL INCENTIVE AWARDS” section set forth above.

(2)

The Threshold amount shown is 0% of the Target amount, which is comprised of the Financial Component and the Personal Component. The Financial Component pays out beginning at just above 0% of the Target amount if the threshold payout level is met. If the Threshold payout level is not met, no Financial Component will be paid. If 80% of the Target payout level is not met, the Personal Component will not be paid.

(3)

The maximum, which refers to the maximum payout possible under the Management Incentive Plan, for fiscal 2010 was 300% of the Financial Component target and 200% of the Personal Component target. For a further description of these awards, see “—COMPENSATION DISCUSSION AND ANALYSIS — ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM — ANNUAL INCENTIVE AWARDS” set forth above.

(4)	Ms. Babrowski’s employment with the Company terminated effective May 1, 2010.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

			Option Awards					Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Storch	2/7/2006	(1)	598,131	149,533	—	$26.75	2/7/2016	—	—	—	—
Creasey	8/6/2007	(1)	73,705	49,136	—	32.00	8/6/2017	—	—	—	—
Derby	7/21/2005	(1)	122,841	—	—	26.75	7/21/2015	—	—	—	—
Merz	7/21/2005	(1)	50,466	—	—	26.75	7/21/2015	—	—	—	—
	4/1/2003	(2)	8,000	—	—	8.25	4/1/2013	—	—	—	—
	4/1/2004	(2)	4,000	—	—	16.74	4/1/2014	—	—	—	—
Urcelay	7/21/2005	(1)	122,841	—	—	26.75	7/21/2015	—	—	—	—
	4/1/2003	(2)	25,000	—	—	8.25	4/1/2013	—	—	—	—
Babrowski(3)	—		—	—	—	—	—	—	—	—	—

(1)

These options time vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date. The vesting of these options may accelerate under certain circumstances as further described in “—POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL”.

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

(3)

In connection with Ms. Babrowski’s termination of employment and pursuant to the terms and conditions of the Management Equity Plan, on May 14, 2010, the Company repurchased all vested equity owned awards by Ms. Babrowski at fair value. All of her unvested options on the date of termination were forfeited.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2010

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercises	Value Realized on Exercises	Number of Shares Acquired on Vesting	Value Realized on Vesting
Storch	—	$—	—	$—
Creasey	—	—	—	—
Derby	—	—	—	—
Merz	—	—	—	—
Urcelay (1)	12,383	563,055	—	—
Babrowski (2)	41,075	739,350	—	—

(1)

Mr. Urcelay exercised 12,383 Rollover Options on October 15, 2010. These Rollover Options had a grant price of $15.53 and were due to expire on October 16, 2010. The gain for Mr. Urcelay was $563,055. He exercised via a cashless exercise, whereby shares were withheld to cover the cost of the exercise and the taxes. Mr. Urcelay received a net amount of 6,164 shares.

(2)

Ms. Babrowski exercised 41,075 stock options on May 14, 2010. These stock options had a grant price of $32.00. The gain for Ms. Babrowski was $739,350. She exercised via a cashless exercise and received a gross cash amount of $739,350.

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2010

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)(2)	Aggregate Earnings at Last FY (3)	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE (4)
Storch	$—	$175,894	$9,472	$—	$707,346
Creasey	—	44,532	3,719	—	168,891
Derby	—	58,076	3,805	—	272,510
Merz (5)	—	33,044	—	33,044	—
Urcelay (6)	—	171,044	35,679	—	857,221
Babrowski (7)	—	—	—	—	—

(1)

We make an annual contribution to the SERP for each U.S. executive officer who is employed on the last day of the SERP plan year. The amount of the contribution is equal to 4% of that portion of the executive officer’s “total compensation” in excess of the dollar limits under Internal Revenue Code Section 401(a)(17). Generally, total compensation means compensation as reported on Form W-2 with the Internal Revenue Service or such other definition as is utilized under the Savings Plan. However, total compensation includes amounts paid pursuant to our Management Incentive Plan but does not include sign-on bonuses, retention bonuses, project completion bonuses or other types of success bonuses. The Executive Committee may at its discretion also credit additional notional contributions if the Company had an exceptional year. Each U.S. executive’s SERP account will be credited or debited with “Declared Interest,” which will be based upon hypothetical investments selected by the executive officer pursuant to procedures established by the administrative committee that administers the SERP. The Administrator of the SERP determines the number of investment options available under the SERP and such investment options are comprised of a subset of the investment options available under the Savings Plan. Participants in the SERP have the right to change their hypothetical investment selections on a daily basis. The contributions made by the Company vest five years after the executive officer’s first day of employment with the Company. All SERP distributions are paid in lump sums upon termination of the participant’s employment with the Company.

(2)	All contributions that we made for each executive officer during fiscal 2010 were included in the “All Other Compensation” column of the Summary Compensation Table above.

(3)	Earnings on nonqualified deferred compensation were not required to be reported in the Summary Compensation Table.
(4)

Of the aggregate balance amount set forth in this column, $499,023, $115,924 and $75,585 were previously reported in the Summary Compensation table for Messrs. Storch and Creasey and Ms. Derby, respectively, for prior fiscal years. $355,099 was previously reported in the Summary Compensation Table for contributions to the Spain Savings Plan and the MAPFRE policies for Mr. Urcelay for prior fiscal years.

(5)

Pursuant to the terms of her employment, Ms. Merz is entitled to receive from the Company a contribution amount equal to 8% of her pay, which was equal to $43,962 for fiscal 2010. Under Canadian law, the Company can only contribute $10,918 to the Deferred Profit Sharing Plan. The balance of the Company contribution, $33,044, is paid to Ms. Merz in a lump sum cash payment.

(6)	These amounts reflect the annuity products purchased for the benefit of Mr. Urcelay under the MAPFRE Polices.
(7)	Ms. Babrowski forfeited her balance when her employment was terminated on May 1, 2010.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Employment Agreements

We maintain employment agreements with each of our named executive officers, except for Ms. Babrowski, whose employment agreement was terminated on May 1, 2010. These agreements provide certain benefits upon termination of employment or change of control and certain restrictive covenants, as described below.

For Messrs. Storch and Creasey:

Termination for Cause, Resignation Without Good Reason (including Retirement). If one of the above named executives’ employment is terminated for cause or he resigns without good reason or he retires (as such terms are defined in each of their employment agreements), the executive will receive:

•	any base salary earned, but unpaid as of the date of his termination;

•	any employee benefits that he may be entitled to under the Company’s employee benefit plans; and

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of his termination.

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

•

an amount equal to two times the sum of (x) his then-current base salary and (y) his target annual bonus amount payable in twenty four (24) monthly installments except in the case of a Change in Control; and

•

continuation of medical, dental and life insurance benefits, with the executive paying a portion of such costs as if his or her employment had not terminated, until the earlier to occur of (i) the end of the twenty four (24) month period commencing on the date of termination of employment (the “Severance Period”) or (ii) the date on which the executive commences to be eligible for coverage under substantially comparable medical, dental and life insurance benefit plans from any subsequent employer.

Restrictive Covenants. During the term of their employment and during the Severance Period, each of Messrs. Storch and Creasey has agreed not to:

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

•

hire any such employee who was employed by the Company or its affiliates as of the date of his termination of employment with the Company or who left the employment of the Company or its affiliates coincident with, or within one year prior to, the termination of his or her employment with the Company; and

•

solicit to leave the employment of, or encourage to cease to work with, as applicable, the Company or its affiliates or any consultant, supplier or service provider under contract with the Company or its affiliates.

In addition, during the term of his employment and anytime thereafter, each of the above named executive officers has agreed not to use for his benefit or disclose any of the Company’s confidential information.

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

•

continuation of medical and dental benefits, with Ms. Derby paying a portion of such costs pursuant to Section 4980B of the Internal Revenue Code of 1986 as amended, until the earlier to occur of (i) her reaching the age of 65 or (ii) the date on which she becomes employed by a subsequent employer that offers medical benefits to her.

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

•

continuation of medical and dental benefits, with Ms. Derby paying a portion of such costs equal to the portion paid by active employees for the first twenty-four months after the date of her termination and then she will pay a portion of such costs pursuant to Section 4980B of the Internal Revenue, until the earlier to occur of (i) her reaching the age of 65 and (ii) the date on which she becomes employed by a subsequent employer that offers medical benefits to her;

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

•

continuation of medical and dental benefits, with Ms. Derby paying a portion of such costs equal to the portion paid by active employees for the first twenty-four months after the date of her termination and then she will pay a portion of such costs pursuant to Section 4980B of the Internal Revenue Code of 1986 as amended, until the earlier to occur of (i) her reaching the age of 65 and (ii) the date on which the she becomes employed by a subsequent employer that offers medical benefits to her;

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

For Ms. Merz

Termination for Cause, Resignation Without Good Reason (including Retirement). If Ms. Merz’s employment is terminated for cause or she resigns without good reason (as such terms are defined in each of their employment agreements), the executive will receive:

•	any base salary earned, but unpaid as of the date of her termination; and

•	any employee benefits that she may be entitled to under Toys “R” Us Canada Ltd.’s employee benefit plans.

Termination Due to Disability. If we terminate her employment due to disability, she will receive such amounts, if any, then required to be paid pursuant to the common laws of Canada.

Termination Due to Death. If Ms. Merz’s employment is terminated due to her death, her estate will receive:

•	any base salary earned, but unpaid as of the date of his termination;

•	any employee benefits that she may be entitled to under the Toys “R” Us Canada Ltd.’s employee benefit plans; and

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of her termination.

Termination Without Cause or Resignation for Good Reason. If Ms. Merz’s employment is terminated without cause or she resigns for good reason, she will receive:

•	any base salary earned, but unpaid as of the date of her termination;

•	any employee benefits that she may be entitled to under the Company’s employee benefit plans;

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of her termination;

•	a pro-rata portion of her annual incentive award earned through the date of termination, based on the Company’s actual results as opposed to her target annual incentive award; and

•

an amount equal to the sum of (x) one times the actual annual incentive award she received for the fiscal year immediately preceding the year of the termination of her employment, plus (y) the product of two times her current base salary for the fiscal year in which her employment was terminated.

Termination due to Reassignment of Position. If Ms. Merz is reassigned to a new position, which is an Equivalent Position (as defined in her employment agreement) and she rejects or refuses the assignment for the Equivalent Position, she will receive:

•	any base salary earned, but unpaid as of the date of her termination;

•	any employee benefits that she may be entitled to under the Company’s employee benefit plans;

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of her termination;

•	a pro-rata portion of her annual incentive award earned through the date of termination, based on the Company’s actual results as opposed to her target annual incentive award; and

•	eligibility to receive a long-term bonus of $1,500,000 on or about April 2011 based upon the Company’s actual results.

Expiration of Employment Term. Upon expiration of the employment agreement, she will receive:

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of her termination;

•	a pro-rata portion of her annual incentive award earned through the date of termination, based on the Company’s actual results as opposed to her target annual incentive award; and

•	eligibility to receive a long-term bonus of $1,500,000 on or about April 2011 based upon the Company’s actual results.

In addition to the above payments, Ms. Merz shall be entitled to the following payment in the event that she is not offered an Equivalent Position during the term of her employment or within six (6) months after the expiration of her employment:

•

an amount equal to the sum of (x) one times the actual annual incentive award she received for the fiscal year immediately preceding the year of the termination of her employment, plus (y) the product of two times her current base salary for the fiscal year in which her employment was terminated.

Restrictive Covenants. During the term of her employment and during the two (2) years thereafter, Ms. Merz has agreed not to:

•	engage either directly or indirectly in a Restricted Business (as defined in her employment agreement);

•	enter the employ of, or render any services to, any person who or which engages in a Restricted Business;

•	acquire a financial interest in, or otherwise become actively involved with, any Restricted Business, directly or indirectly;

•

interfere with, or attempt to interfere with, business relationships between the Company or any of its affiliates and customers, clients, suppliers, partners, members or investors of the Company or its affiliates;

•	solicit to leave the employment of, or encourage any employee of the Company or its affiliates to leave the employment of, the Company or its affiliates;

•

hire any such employee who was employed by the Company or its affiliates as of the date of her termination of employment with the Company or who left the employment of the Company or its affiliates coincident with, or within one year prior to, the termination of her employment with the Company; and

•

solicit to leave the employment of, or encourage to cease to work with, as applicable, the Company or its affiliates or any consultant, supplier or service provider under contract with the Company or its affiliates.

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

Termination Due to Change in Control or Resignation Due to Relocation or Change in Position after Change in Control. If Mr. Urcelay is terminated due to a change in control (as defined in his employment agreement), resigns due to a requirement to relocate outside of the Madrid, Spain area due to a change in control, or resigns due to his removal as President of Europe and is not offered another professional position in the Company in the Madrid, Spain area with equivalent target compensation, he will receive eighteen months gross pay, which is determined by (i) dividing the last twelve months salary and target annual incentive award by twelve and (ii) multiplying the result by eighteen.

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

For Ms. Babrowski:

Prior to Ms. Babrowski’s termination on May 1, 2010, we maintained an employment agreement with her with similar terms and restrictive covenants to the agreements described above for Messrs. Storch and Creasey. The termination of her employment with us was treated as a termination without cause pursuant to her employment agreement. Pursuant to her employment agreement, Ms. Babrowski is entitled to receive the following severance payments: (i) the sum of 18 months base salary equal to $1,102,500, plus a payment amount of $971,096 which is equal to her 2009 annual incentive award compensation; all paid in accordance with Company’s payroll procedures, (ii) Ms. Babrowski did not receive a 2010 annual incentive award and (iii) health insurance during the 18-month period. In addition, pursuant to the terms of the employment agreement, Ms. Babrowski is subject to a non-compete covenant during the above period. On May 14, 2010, the Company repurchased all of Ms. Babrowski’s equity in the Company, including stock options, for a total of approximately $1,364,350.

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

In the event that an executive officer ceases to be employed by the Company or any of its subsidiaries for any reason, all Common Stock held by such executive officer (including vested options to purchase shares of Common Stock) may be subject to purchase by the Company and the Sponsors, solely at their option, unless such executive officer’s Award Agreement gives the executive officer the right to force the Company to purchase his or her common stock. Please see the “—Summary of Payments and Benefits Upon Termination or Change in Control” tables below for more information.

Summary of Payments and Benefits Upon Termination or Change in Control

The following tables summarize the estimated value of the termination payments and benefits that each of our named executive officers would receive if there was a change in control and/or his or her employment was terminated on January 29, 2011 under the various circumstances described in the tables.

GERALD L. STORCH

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance	$—	$6,900,000	$—	$—	$—	$—	$6,900,000
Fiscal 2010 Annual Bonus	1,422,536	1,422,536	1,422,536	1,422,536	1,422,536	—	1,422,536
Fiscal 2006 Stock Option Grant (1)	—	—	5,121,505	5,121,505	5,121,505	5,121,505	5,121,505
SERP Balance	—	—	707,346	707,346	707,346	—	—
Benefit Continuation (2)	—	12,660	—	—	—	—	12,660

TOTAL	$1,422,536	$8,335,196	$7,251,387	$7,251,387	$7,251,387	$5,121,505	$13,456,701

(1)

Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amount set forth in the table, we utilized a per share value of $61.00, which was the fair value of our shares of Common Stock as of September 14, 2010. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed.

(2)	Represents estimated Company costs based on fiscal 2011 projections for medical, dental and life insurance coverage for the duration of the Severance Period.

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

Upon any termination, Mr. Storch has the right to withdraw his Savings Plan balance, which, as of January 29, 2011, was $0.

All U.S. benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) a life insurance benefit in an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000 and (ii) long-term disability coverage in an amount per month equal to 60% of the individual’s monthly base salary, up to a maximum of $10,000 per month. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

F. CLAY CREASEY JR.

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance	$—	$2,180,000	$—	$—	$—	$—	$2,180,000
Fiscal 2010 Annual Bonus	321,677	321,677	321,677	321,677	321,677	—	321,677
Fiscal 2007 Stock Option Grant (1)	—	—	1,424,944	1,424,944	1,424,944	1,424,944	1,424,944
SERP Balance	—	—	168,891	168,891	168,891	—	—
Benefit Continuation (2)	—	7,952	—	—	—	—	7,952

TOTAL	$321,677	$2,509,629	$1,915,512	$1,915,512	$1,915,512	$1,424,944	$3,934,573

(1)

Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amount set forth in the table, we utilized a per share value of $61.00, which was the fair value of our shares of Common Stock as of September 14, 2010. As we are a privately held company, the value of shares of Common Stock is only available when a valuation is performed.

(2)	Represents estimated Company costs based on fiscal 2011 projections for medical, dental and life insurance coverage for the duration of the Severance Period.

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

Upon any termination, Mr. Creasey has the right to withdraw his Savings Plan balance, which, as of January 29, 2011, was $127,939.

All U.S. benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) a life insurance benefit in an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000 and (ii) long-term disability coverage in an amount per month equal to 60% of the individual’s monthly base salary, up to a maximum of $10,000 per month. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

DEBORAH M. DERBY

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason		Retirement		Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance	$—	$2,814,000		$—		$—	$—	$—	$2,814,000
Fiscal 2010 Annual Bonus	—	324,452		324,452		324,452	324,452	—	324,452
Fiscal 2005 Stock Option Grant (1)	—	—		—		—	—	—	—
Benefit Continuation	—	127,948	(2)	164,309	(3)	—	—	—	127,948
Leased Automobile Continuation (4)	—	36,208		—		—	—	—	36,208
Financial Planning Services Continuation (5)	—	40,000		—		—	—	—	40,000

TOTAL	$—	$3,342,608		$488,761		$324,452	$324,452	$—	$3,342,608

(1)

Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. Ms. Derby’s options are 100% vested, so she would not recognize any additional value.

(2)

Represents estimated Company costs based on fiscal 2011 projections for medical, dental and life insurance coverage, Company matching contribution to the Savings Plan and Company contribution to the SERP for the duration of the Severance Period.

(3)	Represents the estimated Company cost for Ms. Derby to continue medical and dental coverage until age 65.
(4)	Represents two years’ worth of leased automobile benefit, based upon 2010 actual cost.
(5)	Represents the maximum amount Ms. Derby would be entitled to receive in financial planning services (two years at $20,000 per year).

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

Upon any termination, Ms. Derby has the right to withdraw her Savings Plan balance, which, as of January 29, 2011, was $319,123. In addition, upon any termination other than for cause, as defined in the SERP, the Company will pay Ms. Derby the outstanding balance in her SERP account, which, as of January 29, 2011, was $272,510.

All U.S. benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) a life insurance benefit in an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000 and (ii) long-term disability coverage in an amount per month equal to 60% of the individual’s monthly base salary, up to a maximum of $10,000 per month. The long-term disability benefit is payable beginning 26 weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

MONIKA M. MERZ(1)

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Termination due to Reassignment of Position (3)	Expiration of Employment Term (3)	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance	$—	$1,310,583	$—	$1,310,583	$—	$—	$—	$—	$1,310,583
Fiscal 2010 Annual Bonus	—	805,872	805,872	805,872	—	805,872	—	—	805,872
Fiscal 2005 Stock Option Grant (2)	—	—	—	—	—	—	—	—	—

TOTAL	$—	$2,116,455	$805,872	$2,116,455	$—	$805,872	$—	$—	$2,116,455

(1)	All amounts calculated in Canadian dollars have been converted to U.S. dollars using the rate of 1.0000 CAD = 0.9726 U.S. dollars.
(2)

Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. Ms. Merz’s options are 100% vested, so she would not recognize any additional value.

(3)	Ms. Merz would not be entitled to the $1,500,000 long-term bonus as the performance criteria was not achieved.

ANTONIO URCELAY(1)

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation Due to Relocation	Retirement	Death	Long-Term Disability	Change in Control	Termination or Specified Resignation Due to a Change of Control
Severance (2)	$—	$1,977,600	$—	$—	$—	$—	$1,977,600
Fiscal 2010 Annual Bonus	—	840,478	—	—	—	—	840,478
Fiscal 2005 Stock Option Grant (3)	—	—	—	—	—	—	—
Executive Retirement Plan Balance (4)	—	—	857,221	857,221	857,221	—	—
Executive Life Insurance (5)	—	—	—	3,296,000	3,296,000	—	—
Company Car (6)	—	48,190	—	—	—	—	—
Use of Company Provided Laptop and Cell Phone (6)	—	100	—	—	—	—	—
Tax Advice (6)	—	1,198	—	—	—	—	—
Company Contributions to Defined Contribution Plan (6)	—	256,566	—	—	—	—	—
Benefit Continuation (6)	—	16,511	—	—	—	—	—

TOTAL	$—	$3,140,643	$857,221	$4,153,221	$4,153,221	$—	$2,818,078

(1)	All amounts calculated in Euros have been converted to U.S. dollars using the rate of 1.0000 Euro = 1.3184 U.S. dollars.
(2)	Represents the maximum amount of severance that Mr. Urcelay may receive.
(3)

Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. Mr. Urcelay’s options are 100% vested, so he would not recognize any additional value.

(4)	This amount represents his benefit entitlement under the MAPFRE Policies. For more information on his balance, see the Nonqualified Deferred Compensation table above.
(5)	All benefit eligible employees in Spain receive, at no cost to the individual, a life insurance benefit. Mr. Urcelay’s benefit amount is equal to five times his base salary.
(6)	Represents estimated Company costs of various benefits and perquisites based on fiscal 2010 actual amounts for the duration of the Severance Period.

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

DIRECTOR COMPENSATION

We currently do not pay our directors any compensation for serving on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding beneficial ownership of our Common Stock, as of March 15, 2011, by the named executive officers, each of our directors, all of our directors and executive officers as a group and each person who is known by us to beneficially own more than 5% of our Common Stock.

	Amount and Nature of Beneficial Ownership *
Name of Beneficial Owner	Shares	Total Beneficial Ownership(1)	Percent of Outstanding Shares (2)
Affiliates of Bain Capital Investors, LLC (3)	16,012,464	16,012,464	32.71%
Toybox Holdings, LLC (4)	16,012,464	16,012,464	32.71%
Vornado Truck LLC (5)	16,012,464	16,012,464	32.71%
Claire Babrowski (6)	—	—	—
Joshua Bekenstein (3)	—	—	—
Michael M. Calbert (4)	—	—	—
F. Clay Creasey, Jr.	12,500	86,205	—
Deborah M. Derby	14,953	137,794
Michael D. Fascitelli (5)	—	—	—
Matthew S. Levin (3)	—	—	—
Monika M. Merz	4,220	66,686
John Pfeffer (4)	—	—	—
Wendy Silverstein(5)	—	—	—
Gerald L. Storch	74,766	822,430	1.65%
Nathaniel H. Taylor (4)	—	—	—
Antonio Urcelay	6,164	154,005	—
Michael Ward (3)	—	—	—
Directors and executive officers as a group (15 persons) (7)	133,376	1,459,062	2.90%

*	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock with respect to which such person has (or has the right to acquire within 60 days, i.e., by May 14, 2011 in this case) sole or shared voting power or investment power.
(1)

Total Beneficial Ownership includes shares and options exercisable within 60 days, of which Mr. Creasey has 73,705, Ms. Derby has 122,841, Ms. Merz has 62,466, Mr. Storch has 747,664 and Mr. Urcelay has 147,841.

(2)

Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of our outstanding equity securities on March 15, 2011, as adjusted as required by applicable rules.

(3)

Includes shares held by Bain Capital (TRU) VIII, L.P., Bain Capital (TRU) VIII-E, L.P., Bain Capital (TRU) VIII Coinvestment, L.P., Bain Capital Integral Investors, LLC and BCIP TCV, LLC (collectively, the “Bain Capital Entities”). Bain Capital Investors, LLC (“BCI”) is the general partner of Bain Capital Partners VIII, L.P. which is the general partner of Bain Capital (TRU) VIII, L.P. and Bain Capital (TRU) VIII Coinvestment, L.P. BCI is also the general partner of Bain Capital Partners VIII E, L.P. which is the general partner of Bain Capital (TRU) VIII-E, L.P. BCI is also the Administrative Member of Bain Capital Integral Investors, LLC and BCIP TCV, LLC. By virtue of the relationships described above, each of the foregoing entities may be deemed to beneficially own the shares held by the Bain Capital Entities. Each such entity disclaims beneficial ownership of the shares held by the Bain Capital Entities except to the extent of its pecuniary interest therein. The address of each of the Bain entities is c/o BCI at 111 Huntington Avenue, Boston, MA 02199. Each of Joshua Bekenstein, Matthew S. Levin and Michael Ward is a managing director of BCI and a director of our company. As a result, and by virtue of the relationships described in this footnote (3), each of Messrs. Bekenstein, Levin and Ward may be deemed to be the beneficial owner of the shares held by the Bain Capital Entities. Each of Messrs. Bekenstein, Levin and Ward disclaims beneficial ownership of the shares held by the Bain Capital Entities except to the extent of his pecuniary interest therein.

(4)

Shares owned of record by Toybox Holdings, LLC are also beneficially owned by its majority member, KKR Millennium Fund L.P. As the sole general partner of KKR Millennium Fund L.P., KKR Associates Millennium L.P. may be deemed to be the beneficial owner of such securities held by KKR Millennium Fund L.P. As the sole general partner of KKR Associates Millennium L.P., KKR Millennium GP LLC also may be deemed to be the beneficial owner of such securities held by KKR Millennium Fund L.P. Each of KKR Fund Holdings L.P. (as the designated member of KKR Millennium GP LLC); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited) and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may also be deemed to be the beneficial owner of the securities held by KKR Millennium Fund L.P. As the designated members of KKR Management LLC, Henry R. Kravis and George R. Roberts may also be deemed to beneficially own the securities held by KKR Millennium Fund L.P. Messrs. Kravis and Roberts have also been designated as managers of KKR Millennium GP LLC by KKR Fund Holdings L.P. Messrs. Calbert, Pfeffer, and Taylor are members of our Board of Directors and are each an executive of KKR and/or one or more of its affiliates. Each of Messrs. Calbert, Pfeffer, and Taylor disclaim beneficial ownership of the securities held by Toybox Holdings, LLC. For a description of material relationships between KKR and us over the last three years, see “Certain Relationships and Related Transactions.” The address of KKR Millennium GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Menlo Park, CA.

(5)

Represents shares of record held by Vornado Truck LLC. As the owner of 100% of the equity of Vornado Truck LLC, Vornado Realty L.P. may be deemed to be the beneficial owner of such shares. Also, as the sole general partner of Vornado Realty L.P., Vornado Realty Trust may be deemed to be the beneficial owner of such shares. Also, Mr. Fascitelli and Ms. Silverstein are members of our Board of Directors and also executives of Vornado Realty Trust. As such, these persons may be deemed to be beneficial owners of these shares. These persons disclaim beneficial ownership of shares held by Vornado Truck LLC. The address for each of these persons and entities is c/o Vornado Realty Trust, 888 Seventh Avenue, New York, New York 10019.

(6)

In connection with Ms. Babrowski’s termination of employment and pursuant to the terms and conditions of the Management Equity Plan, on May 14, 2010, the Company repurchased all of Ms. Babrowski’s equity in the Company, including vested stock options, at fair value. All of her unvested options on the date of termination were forfeited.

(7)	Total does not include shares held by Ms. Babrowski as her employment was terminated on May 1, 2010.

Equity Compensation Plan Information

	( a )		( b )	( c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,389,768	(1)	$26.90	4,108,177	(2)(3)
Equity compensation plans not approved by security holders	—		—	—

Total	3,389,768		$26.90	4,108,177

(1)	As of January 29, 2011, represents the shares of our common stock issuable pursuant to outstanding options under the Management Equity Plan.
(2)	As of January 29, 2011, represents 358,177 shares of our common stock which may be issued pursuant to future issuances under the Management Equity Plan.
(3)	Includes 3,750,000 shares available for issuance under the 2010 Incentive Plan. As of January 29, 2011, there had been no awards issued under the 2010 Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Advisory Agreement

The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009. The advisory fee (the “Advisory Fees”) paid to the Sponsors increases 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. The fee paid to the Sponsors under the advisory agreement was approximately $19 million, $15 million and $17 million for fiscals 2010, 2009 and 2008, respectively. Pursuant to the amendment to the advisory agreement, the advisory fee in fiscal 2009 was capped at $15 million. The additional amount of approximately $3 million of advisory fees that would have been due for fiscal 2009, absent the amendment, will be paid by the Company, if at all, at the time (and from the proceeds) of a successful initial public offering of the Company’s securities. During fiscal 2010, we also paid the Sponsors fees of $1 million for out-of-pocket expenses. During each of fiscals 2009 and 2008, we paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.

In the event that the advisory agreement is terminated by the Sponsors or us, the Sponsors will receive all unpaid Advisory Fees, all unpaid transaction fees and expenses due under the advisory agreement with respect to periods prior to the termination date plus the net present value of the Advisory Fees that would have been payable for the remainder of the applicable term of the advisory agreement. The initial term of the advisory agreement is ten years. After ten years, it extends annually for one year unless we or the Sponsors provide notice of termination to the other. The advisory agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the aggregate transaction value in connection with certain financing, acquisition, disposition and change of control transactions. The advisory agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. In connection with the amendment and restatement of our secured revolving credit facility, the offering of the Toys-Delaware Secured Notes and the amendment and restatement of our Secured Term Loan (as described below), we paid the Sponsors $29 million of transaction fees pursuant to the terms of the advisory agreements.

Other Relationships and Transactions

From time to time, the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. During fiscals 2010, 2009 and 2008, affiliates of Vornado and KKR, all equity owners of the Company, held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $15 million, $18 million and $25 million in fiscals 2010, 2009 and 2008, respectively.

In connection with the amendment and restatement of the secured revolving credit facility on August 10, 2010, we paid approximately $19 million in additional transaction fees to the Sponsors pursuant to the terms of the advisory agreement. Additionally, in conjunction with the offering of the Toys-Delaware Secured Notes and the amendment and restatement of the Secured Term Loan on August 24, 2010, we repaid our outstanding loan balance of approximately $66 million and $8 million to KKR under the Secured Term Loan and the Unsecured Credit Facility, respectively, and we repaid our outstanding loan balance of approximately $27 million to Vornado under the Unsecured Credit Facility. We also paid approximately $10 million in additional transaction fees to the Sponsors pursuant to the terms of the advisory agreement. An investment fund advised by affiliates of KKR purchased an aggregate of $5 million of the Toys-Delaware Secured Notes, all of which were subsequently sold after fiscal year ended January 29, 2011. In addition, KKR owned 6% of the New Secured Term Loan as of January 29, 2011. Refer to Note 2 to the Consolidated Financial Statements entitled “LONG-TERM DEBT” for further details.

In addition, under lease agreements with affiliates of Vornado, we or our affiliates paid an aggregate amount of $9 million, $7 million and $7 million, in fiscal years 2010, 2009 and 2008, respectively, with respect to approximately 1.2%, 1.1%, and 0.6%, respectively, of our operated stores, which includes Express stores. Of these amounts, $2 million, $1 million and $1 million were allocable to joint-venture parties not otherwise affiliated with Vornado.

Management Equity Plan and the 2010 Incentive Plan

Since the 2005 acquisition, the Executive Committee has offered long-term incentives under the Amended and Restated Toys “R” Us, Inc. Management Equity Plan (“Management Equity Plan”). Commencing in 2011, we expect to issue any future equity awards pursuant to the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”), as further described below. Since the 2005 acquisition, our officers and certain employees participate in the Management Equity Plan. The Management Equity Plan provides for the granting of non-qualified stock options (including “rollover options” (as defined in the Management Equity Plan)) to purchase shares of Common Stock, as well as restricted stock to our officers, directors, employees, consultants and advisors. In fiscal 2010, our Board adopted the 2010 Incentive Plan. The 2010 Incentive Plan is an omnibus plan that provides for the granting of stock options, restricted stock, restricted and deferred stock units, performance awards, dividend equivalents and other stock awards. The 2010 Incentive Plan provides that the total number of shares of our Common Stock that may be issued under the 2010 Incentive Plan is 3,750,000 and the maximum number of such shares of our Common Stock for which incentive stock options may be granted under the 2010 Incentive Plan is 500,000. For a description of the Management Equity Plan and the 2010 Incentive Plan, see Item 11 entitled “EXECUTIVE COMPENSATION” of this Annual Report on Form 10-K.

Review, Approval or Ratification of Transactions with Related Persons

There were no transactions with related persons since the beginning of fiscal 2010 other than transactions that are described under this Item 13 of this Annual Report on Form 10-K.

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

Director Independence

Each of the members of our Board of Directors, other than Mr. Storch, our Chief Executive Officer, is affiliated with the Sponsors as further described in Item 10 entitled “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE” of this Annual Report of Form 10-K and our Board of Directors has not determined any of our directors to be independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

The Audit Committee appointed Deloitte & Touche LLP (“D&T”) as the Company’s independent registered public accounting firm to conduct the audit of the Company’s Consolidated Financial Statements for fiscals 2010 and 2009.

Audit Fees and Non-audit Fees

The aggregate fees billed by D&T and their respective affiliates for professional services rendered for the audit of the annual Consolidated Financial Statements for fiscals 2010 and 2009 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered during those fiscal years on our behalf were as follows:

	Fiscal 2010	Fiscal 2009
Audit Fees (1)	$4,806,000	$5,003,000
Audit-Related Fees (2)	$1,985,000	$2,451,000
Tax Fees (3)	$410,000	$1,190,000

(1)

For fiscals 2010 and 2009, the audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual consolidated financial statements, review of financial statements included in our 10-Q filings, the Sarbanes-Oxley Section 404 audit and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

For fiscal 2010, audit-related fees consist primarily of fees related to Toys R Us, Inc. Form S-1, Toys “R” Us Property Company I, LLC (“TRU Propco I”) Form S-4, Toys “R” Us Property Company II, LLC (“TRU Propco II”) Form S-4, and TRU Delaware Inc. debt refinancings. For fiscal 2009, audit-related fees consist primarily of fees for special purpose audits associated with the debt offerings of TRU Propco I and TRU Propco II.

(3)	For fiscals 2010 and 2009, tax fees consist of a variety of U.S. Federal, state and non-U.S. tax consultation services.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has adopted a policy for the pre-approval of all audit and permissible non-audit services provided by D&T. These services may include audit services, audit-related services, tax services and other services. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee may delegate pre-approval authority to one or more of its members. Such member or members must report any decision to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 entitled “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

(3) Exhibits. See Item 15(b) below.

(b) Exhibits required by Item 601 of Regulation S-K

The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on page 140 of this Annual Report on Form 10-K. We will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

/S/ GERALD L. STORCH
Gerald L. Storch
Chairman of the Board and Chief Executive Officer

Date: March 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March 2011.

Signature	Title

/s/ GERALD L. STORCH Gerald L. Storch	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/S/ F. CLAY CREASEY, JR. F. Clay Creasey, Jr.	Executive Vice President – Chief Financial Officer (Principal Financial Officer)

/S/ CHARLES D. KNIGHT Charles D. Knight	Senior Vice President – Corporate Controller (Principal Accounting Officer)

* Joshua Bekenstein	Director

* Michael M. Calbert	Director

* Michael D. Fascitelli	Director

* Matthew S. Levin	Director

* John Pfeffer	Director

* Wendy Silverstein	Director

* Nathanial H. Taylor	Director

* Michael Ward	Director

The foregoing constitutes all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

*By	/S/ GERALD L. STORCH
Gerald L. Storch
Attorney-In-Fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We have not sent a copy of our annual report or proxy statement to our security holders.

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this Report:

Exhibit No.	Document

2.1	Reorganization Agreement, dated June 10, 2008, by and between the Registrant and Toys “R” Us Holdings, Inc. (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Registrant, dated June 10, 2008 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

4.1	Indenture between the Registrant and Fleet Bank, as trustee, pursuant to which securities in one or more series up to $300,000,000 in principal amount may be issued by the Registrant (filed as Exhibit 4 to the Registrant’s Registration Statement on Form S-3, File No. 33-42237, filed on August 31, 1991 and incorporated herein by reference).

4.2	Form of the Registrant’s 8.75% Debentures due 2021 (filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K, dated August 29, 1991 and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of January 1, 1996, among Toys “R” Us – Delaware, Inc., Toys “R” Us, Inc. and United Jersey Bank, as trustee (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of November 15, 2006, among Toys “R” Us – Delaware, Inc., Toys “R” Us, Inc. and The Bank of New York, as trustee (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 12, 2006 and incorporated herein by reference).

4.5	Indenture, dated July 24, 2001, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-73800, filed on November 20, 2001 and incorporated herein by reference).

4.6	Form of the Registrant’s 7.65% Notes due 2011 (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-73800, filed on November 20, 2001 and incorporated herein by reference).

4.7	Form of the Registrant’s 7.875% Notes due 2013 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, File No. 001-11609, filed on April 8, 2003 and incorporated herein by reference).

4.8	Form of the Registrant’s 7.375% Notes due 2018 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-11609, filed on September 22, 2003 and incorporated herein by reference).

4.9	Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.3 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, File No. 333-84254, filed on May 29, 2002 and incorporated herein by reference).

4.10	First Supplemental Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.4 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, File No. 333-84254, filed on May 29, 2002 and incorporated herein by reference).

4.11	Indenture for the 10.75% Senior Notes due 2017, dated July 9, 2009 (“Propco I Notes”), among Toys “R” Us Property Company I, LLC, the Registrant and the Guarantors named therein and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 4, 2009 and incorporated herein by reference).

4.12	Form of the 10.75% Senior Notes due 2017 (included in Exhibit 4.11).

4.13	Registration Rights Agreement, dated July 9, 2009, among Toys “R” Us Property Company I, LLC, the Guarantors named therein and the initial purchasers of the Propco I Notes, which was executed in connection with the issuance of the Propco I Notes (filed as Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010, filed on March 24, 2010 and incorporated herein by reference).

4.14	Indenture for the 8.50% Senior Secured Notes due 2017, dated November 20, 2009 (“Propco II Notes”), among Toys “R”

Exhibit No.	Document

Us Property Company II, LLC, the Registrant and the Guarantors named therein and The Bank of New York Mellon, as trustee (filed as Exhibit 4.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010, filed on March 24, 2010 and incorporated herein by reference).

4.15	Form of the 8.50% Senior Secured Notes due 2017 (included in Exhibit 4.14).

4.16	Registration Rights Agreement, dated November 20, 2009, among Toys “R” Us Property Company II, LLC and the initial purchasers of the Propco II Notes, which was executed in connection with the issuance of the Propco II Notes (filed as Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010, filed on March 24, 2010 and incorporated herein by reference).

4.17	Indenture for the 7.375% Senior Secured Notes due 2016, dated August 24, 2010 (the “Toys - Delaware Secured Notes”), among Toys “R” Us – Delaware, Inc., the Guarantors named therein and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

4.18	Form of the Toys – Delaware Secured Notes (included in Exhibit 4.17).

4.19	Security Agreement, dated August 24, 2010, amongst Toys “R” Us – Delaware, Inc., the Guarantors named therein and The Bank of New York Mellon, as Collateral Agent (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

4.20	First Lien Intercreditor Agreement, dated as of August 24, 2010, amongst Toys “R” Us – Delaware, Inc., the Guarantors named therein, Bank of America, N.A., as Term Loan Collateral Agent, The Bank of New York Mellon, as Notes Collateral Agent (filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

4.21	Amended and Restated Intercreditor Agreement, dated as of August 24, 2010, amongst Toys “R” Us – Delaware, Inc., the Guarantors named therein, Bank of America, N.A., as ABL Agent and Bank of America, N.A., as Term Agent and The Bank of New York Mellon, as Notes Agent (filed as Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

4.22	Substantially all other long-term debt of the Registrant (which other debt does not exceed on an aggregate basis 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis) is evidenced by, among other things, (i) industrial revenue bonds issued by industrial development authorities and guaranteed by the Registrant, (ii) mortgages held by third parties on real estate owned by the Registrant and (iii) stepped coupon guaranteed bonds held by a third party and guaranteed by the Registrant, any of which the Registrant will furnish to the Commission upon request.

10.1	Second Amended and Restated Credit Agreement, dated as of August 10, 2010, among Toys “R” Us – Delaware, Inc., as the Lead Borrower, Toys “R” Us (Canada) Ltd., Toys “R” Us (Canada) Ltee, as the Canadian Borrower, and certain other subsidiaries of Toys “R” Us – Delaware, Inc., as Facility Guarantors, Bank of America N.A., as Administrative Agent, as Canadian Agent and Co-Collateral Agent, Wells Fargo Retail Finance, LLC, as Co-Collateral Agent, and the Lenders named therein, Wells Fargo Retail Finance, LLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Citigroup Global Markets Inc., and Deutsche Bank AG New York Branch, as Co-Documentation Agents, Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, JPMorgan Securities, Inc., as Joint Lead Arrangers and Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, JPMorgan Securities, Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., as Joint Bookrunners (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

10.2	Security Agreement, dated as of July 21, 2005, among Toys “R” Us, Inc., and the borrowers named therein, the guarantors named therein, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2005 and incorporated herein by reference).

10.3	Syndicated Facility Agreement, dated as of October 15, 2009, among Toys “R” Us Europe, LLC, TRU Australia Holdings, LLC, Toys “R” Us (UK) Limited, Toys “R” Us Limited, Toys “R” Us (Australia) Pty Ltd, Toys “R” Us GmbH, Toys “R” Us SARL, Toys “R” Us Iberia, S.A., the other Obligors party thereto from time to time, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent and Security Agent, Deutsche Bank AG, London Branch, as Facility Agent and Deutsche Bank AG New York Branch and Bank of America, N.A., as Co-Collateral Agents (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 16, 2009 and incorporated herein by reference).

Exhibit No.	Document

10.4	Amended and Restated Syndicated Facility Agreement, dated as of October 15, 2009 and amended and restated as of March 8, 2011, among Toys “R” Us Europe, LLC, TRU Australia Holdings, LLC, Toys “R” Us (UK) Limited, Toys “R” Us Limited, Toys “R” Us (Australia) Pty Ltd, Toys “R” Us GmbH, Toys “R” Us SARL, Toys “R” Us Iberia, S.A., the other Obligors party thereto from time to time, the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent and Security Agent, Deutsche Bank AG, London Branch, as Facility Agent, Deutsche Bank AG, New York Branch and Bank of America, N.A., as Co-Collateral Agents, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book-Runners, Bank of America, N.A., as Syndication Agent and Citibank, N.A. and Goldman Sachs Lending Partners LLC, as Documentation Agents.

10.5	UK Propco Facility Agreement, dated as of February 8, 2006, among Toys “R” Us Properties (UK) Limited, as borrower, Vanwall Finance PLC, as senior lender, The Royal Bank of Scotland plc, as junior lender and Deutsche Bank AG, London Branch, as facility agent and security agent (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, filed on April 28, 2006 and incorporated herein by reference).

10.6	Amended and Restated Credit Agreement (the “New Secured Term Loan”), dated as of August 24, 2010 by and among Toys “R” Us - Delaware, Inc., as Borrower, Banc of America, N.A., as Administrative Agent and as Collateral Agent, Goldman Sachs Credit Partners L.P. and JPMorgan Chase Bank, N.A., as Syndication Agents, the Lenders named therein, Credit Suisse Securities (USA) LLC and Wells Fargo Bank, N.A., as Documentation Agents, Banc of America Securities LLC, J.P. Morgan Securities, Inc. and Goldman Sachs Lending Partners LLC, as Joint Lead Arrangers and Banc of America Securities LLC, J. P. Morgan Securities Inc., Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Joint Bookrunning Managers (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

10.7	Amendment No. 1, dated as of September 20, 2010, to the New Secured Term Loan.

10.8	Security Agreement, dated as of July 19, 2006, among Toys “R” Us - Delaware, Inc., and the Guarantors named therein, and Banc of America Bridge LLC, as Administrative Agent (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.9	Stockholders Agreement among Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC and Vornado Truck LLC and certain other persons, dated as of July 21, 2005 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.10	Amendment No. 1, dated June 10, 2008, to the Stockholders Agreement among Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC and Vornado Truck LLC and certain other persons, dated as of July 21, 2005 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.11	Management Stockholders Addendum incorporated in and made a part of the Toys “R” Us Holdings, Inc. 2005 Management Equity Plan (filed as Exhibit 10.18 to the Registrant’s Form S-1, filed on July 9, 2010).

10.12	Advisory Agreement, dated as of July 21, 2005, among the Registrant, Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co. L.P. and Vornado Truck LLC (filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.13	Amendment No. 1, dated June 10, 2008, to the Advisory Agreement among the Registrant, Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co. L.P. and Vornado Truck LLC, dated as of July 21, 2005 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.14	Amendment No. 2, dated February 1, 2009, to the Advisory Agreement among the Registrant, Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co. L.P. and Vornado Truck LLC, dated as of July 21, 2005 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.15	Registration Rights Agreement, dated as of July 21, 2005, among Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC, Vornado Truck LLC and certain other Persons (filed as Exhibit 10.12 on the Registrant’s Form S-1, filed on July 9, 2010 and incorporated herein by reference).

Exhibit No.	Document

10.16	Amendment No. 1, dated June 10, 2008, to the Registration Rights Agreement among Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC, Vornado Truck LLC and certain other Persons, dated as of July 21, 2005 (filed as Exhibit 10.13 on the Registrant’s Form S-1, filed on July 9, 2010 and incorporated herein by reference).

10.17	Form of Advancement and Indemnification Rights Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 4, 2009 and incorporated herein by reference).

10.18*	Amended and Restated Toys “R” Us Holdings, Inc. 2005 Management Equity Plan, (subsequently assumed by the Registrant), adopted on August 3, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 18, 2007 and incorporated herein by reference).

10.19*	Amendment No. 1, dated June 10, 2008, to the Amended and Restated Toys “R” Us Holdings, Inc. 2005 Management Equity Plan, (subsequently assumed by the Registrant and renamed the Amended and Restated Toys “R” Us, Inc. Management Equity Plan) (“MEP”), adopted on August 3, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.20*	Amendment No. 2, effective as of June 8, 2009, to the MEP, adopted on August 3, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 9, 2009 and incorporated herein by reference).

10.21*	Amendment No. 3, effective as of November 29, 2010, to the Amended and Restated Toys “R” Us, Inc. Management Equity Plan, adopted on August 3, 2007. (i)

10.22*	Form of Toys “R” Us, Inc. Non-Qualified Stock Option For Executive Officers for awards under the MEP (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.23*	Form of Toys “R” Us, Inc. Restricted Stock Agreement (with Consideration) for Executive Officers for awards under the MEP (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.24*	Form of Toys “R” Us, Inc. Restricted Stock Agreement (Without Consideration) for Executive Officers awarded under MEP (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.25*	Amended and Restated Toys “R” Us, Inc. Management Incentive Compensation Plan, effective as of February 2, 2003 (filed as Exhibit F to the Registrant’s Proxy Statement on Form DEF 14A, File No. 001-11609, filed on April 30, 2003 and incorporated herein by reference).

10.26*	Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”).

10.27*	Toys “R” Us (Canada) Ltd. Deferred Profit Sharing Plan Rules.

10.28*	Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of January 31, 2003, between Registrant and Wachovia Bank, N.A. (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 001-11609, filed on April 14, 2004 and incorporated herein by reference).

10.29*	Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of February 1, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2006 and incorporated herein by reference).

10.30*	Amendment No. 1, effective as of February 1, 2008, to the Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of February 1, 2006 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.31*	Toys “R” Us, Inc. Split Dollar Plan, effective February 1, 1996 and Amendment to Toys “R” Us, Inc. Split Dollar Plan, effective November 5, 2003 (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 001-11609, filed on April 14, 2004 and incorporated herein by reference).

10.32*	Summary of 2006 Corporate Incentive Program (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 13, 2006 and incorporated herein by reference).

Exhibit No.	Document

10.33*	Employment Agreement between Toys “R” Us, Inc. and Gerald L. Storch, dated as of February 6, 2011.

10.34*	Employment Agreement between Toys “R” Us, Inc. and F. Clay Creasey, Jr., dated as of February 6, 2011.

10.35*	Employment Agreement among Toys “R” Us Holdings, Inc., Toys “R” Us, Inc. and Claire Babrowski, dated as of May 29, 2007 (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, filed on May 2, 2008 and incorporated herein by reference).

10.36*	Amendment No. 1, dated October 16, 2008, to the Employment Agreement, dated as of May 29, 2007, with Claire Babrowski (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.37*	Letter Agreement, dated October 20, 2004, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, filed on April 28, 2006 and incorporated herein by reference).

10.38*	Amended and Restated Retention Agreement between Toys “R” Us, Inc. and Deborah M. Derby, dated as of November 1, 2004 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-11609, filed on December 8, 2004 and incorporated herein by reference).

10.39*	Amendment, dated February 11, 2005, to the Retention Agreement by and between Toys “R” Us, Inc. and Deborah M. Derby (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-11609, filed on February 14, 2005 and incorporated herein by reference).

10.40*	Amendment, dated July 21, 2005, to the Retention Agreement between Toys “R” Us, Inc. and Deborah M. Derby (filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.41*	Amendment No. 3, dated December 24, 2008, to the Amended and Restated Retention Agreement, dated November 1, 2004 with Deborah M. Derby (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010, filed on March 24, 2010 and incorporated herein by reference).

10.42*	Employment Agreement between Toys “R” Us Canada, Ltd. and Monika M. Merz, dated as of May 2, 2008.

10.43*	Amendment No. 1, dated February 7, 2011, to the Employment Agreement, dated May 2, 2008 with Monika M. Merz.

12	Statement re: computation of ratio of earnings to fixed charges.

21	Subsidiaries of the Registrant as of January 29, 2011.

24	Power of Attorney, dated March 4, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement.
(i)	The provisions of this Amendment are only applicable to those participants under the Management Equity Plan who consented to be bound by this Amendment.