Form 10-Q
period 2011-04-30
TOYS R US INC
filed 2011-06-10
CIK 1005414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of May 15, 2011 there were outstanding 48,970,839 shares of common stock of Toys “R” Us, Inc.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	April 30, 2011	January 29, 2011	May 1, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$496	$1,013	$519
Accounts and other receivables	300	255	196
Merchandise inventories	2,449	2,104	2,206
Current deferred tax assets	111	107	100
Prepaid expenses and other current assets	193	145	184

Total current assets	3,549	3,624	3,205
Property and equipment, net	4,085	4,061	3,992
Goodwill	385	384	381
Deferred tax assets	219	215	170
Restricted cash	16	16	35
Other assets	525	532	469

	$8,779	$8,832	$8,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,524	$1,560	$1,492
Accrued expenses and other current liabilities	763	903	726
Income taxes payable	33	57	28
Current portion of long-term debt	68	570	330

Total current liabilities	2,388	3,090	2,576
Long-term debt	5,360	4,718	4,986
Deferred tax liabilities	120	119	63
Deferred rent liabilities	320	310	277
Other non-current liabilities	252	252	312
Toys “R” Us, Inc. stockholders’ equity	339	343	38

	$8,779	$8,832	$8,252

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended
(In millions, except share data)	April 30, 2011	May 1, 2010
Net sales	$2,636	$2,608
Cost of sales	1,658	1,663

Gross margin	978	945

Selling, general and administrative expenses	897	858
Depreciation and amortization	98	94
Other income, net	(10)	(12)

Total operating expenses	985	940

Operating (loss) earnings	(7)	5
Interest expense	(128)	(125)
Interest income	2	1

Loss before income taxes	(133)	(119)
Income tax benefit	66	63

Net loss	(67)	(56)
Less: Net loss attributable to noncontrolling interest	-	1

Net loss attributable to Toys “R” Us, Inc.	$(67)	$(55)

Loss per common share attributable to Toys “R” Us, Inc.:
Basic (Note 1)	$(1.37)	$(1.12)
Diluted (Note 1)	(1.37)	(1.12)

Weighted average shares used in computing per share amounts:
Basic (Note 1)	48,960,077	48,951,836
Diluted (Note 1)	48,960,077	48,951,836

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
(In millions)	April 30, 2011	May 1, 2010
Cash Flows from Operating Activities:
Net loss	$(67)	$(56)
Adjustments to reconcile Net loss to net cash used in operating activities:
Depreciation and amortization	98	94
Amortization of debt issuance costs	9	12
Deferred income taxes	2	2
Other	20	5
Changes in operating assets and liabilities:
Accounts and other receivables	44	31
Merchandise inventories	(295)	(410)
Prepaid expenses and other operating assets	(37)	(37)
Accounts payable, accrued expenses and other liabilities	(232)	(293)
Income taxes payable and receivable	(106)	(71)

Net cash used in operating activities	(564)	(723)

Cash Flows from Investing Activities:
Capital expenditures	(58)	(40)
Decrease in restricted cash	1	9
Proceeds from sales of fixed assets	6	2

Net cash used in investing activities	(51)	(29)

Cash Flows from Financing Activities:
Long-term debt borrowings	160	184
Long-term debt repayments	(81)	(14)
Capitalized debt issuance costs	(4)	(2)
Purchase of Toys-Japan shares	(1)	(10)

Net cash provided by financing activities	74	158

Effect of exchange rate changes on cash and cash equivalents	24	(13)

Cash and cash equivalents:
Net decrease during period	(517)	(607)
Cash and cash equivalents at beginning of period	1,013	1,126

Cash and cash equivalents at end of period	$496	$519

Non-cash financing activities:
Non-cash purchase of Toys-Japan shares	$-	$11

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Toys “R” Us, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
(In millions)	Issued Shares	Treasury Amount
Balance, January 30, 2010	49	$(7)	$25	$112	$(45)	$85	$32	$117
Net loss	-	-	-	(55)	-	(55)	(1)	(56)
Unrealized gain on hedged transactions, net of tax	-	-	-	-	3	3	-	3
Foreign currency translation adjustments, net of tax	-	-	-	-	(2)	(2)	(1)	(3)

Total comprehensive loss						(54)	(2)	(56)
Acquisition of approximately 9% of Toys-Japan shares	-	-	3	-	6	9	(30)	(21)
Stock compensation expense	-	-	1	-	-	1	-	1
Repurchase of common stock	-	(3)	-	-	-	(3)	-	(3)

Balance, May 1, 2010	49	$(10)	$29	$57	$(38)	$38	$-	$38

Balance, January 29, 2011	49	$(8)	$31	$280	$40	$343	$-	$343
Net loss	-	-	-	(67)	-	(67)	-	(67)
Unrealized loss on hedged transactions, net of tax	-	-	-	-	(1)	(1)	-	(1)
Unrealized actuarial gains, net of tax	-	-	-	-	1	1	-	1
Foreign currency translation adjustments, net of tax	-	-	-	-	63	63	-	63

Total comprehensive loss						(4)	-	(4)

Balance, April 30, 2011	49	$(8)	$31	$213	$103	$339	$-	$339

(1)	For all periods presented, the amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of April 30, 2011, January 29, 2011, and May 1, 2010, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen weeks ended April 30, 2011 and May 1, 2010, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Consolidated Balance Sheet at January 29, 2011, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The results of operations for the thirteen weeks ended April 30, 2011 and May 1, 2010 are not necessarily indicative of operating results for the full year.

Loss per share

Loss per share is computed as follows (in millions, except for share data):

	13 Weeks Ended
	April 30, 2011			May 1, 2010
	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount
Basic loss per share	$(67)	48,960,077	$(1.37)	$(55)	48,951,836	$(1.12)
Effect of dilutive share-based awards	-	-	-	-	-	-

Dilutive loss per share	$(67)	48,960,077	$(1.37)	$(55)	48,951,836	$(1.12)

Basic loss per share is computed by dividing Net loss attributable to Toys “R” Us, Inc. by the weighted average number of shares of common stock outstanding during the thirteen weeks ended April 30, 2011 and May 1, 2010. Diluted loss per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

For the thirteen weeks ended April 30, 2011 and May 1, 2010, the effect of dilutive stock-based awards would have been approximately 1.2 million and 0.6 million shares, respectively. As the Company incurred a Net loss for the thirteen week periods presented, these incremental shares have been excluded from the computation of diluted loss per share as the effect of their inclusion would be anti-dilutive.

2. Long-term debt

A summary of the Company’s consolidated Long-term debt as of April 30, 2011, January 29, 2011 and May 1, 2010 is outlined in the table below:

(In millions)	April 30, 2011	January 29, 2011	May 1, 2010
7.625% notes, due fiscal 2011 (1)(2)	$501	$503	$506
Toys-Japan 1.85%-2.85% loans due fiscals 2012-2016 (3)	184	177	160
Secured term loan facility, due fiscal 2012 (4)	-	-	798
Unsecured credit facility, due fiscal 2012 (4)	-	-	181
French real estate credit facility, due fiscal 2012	91	84	83
Spanish real estate credit facility, due fiscal 2012	190	175	172
U.K. real estate senior credit facility, due fiscal 2013	583	555	536
U.K. real estate junior credit facility, due fiscal 2013	102	97	94
7.875% senior notes, due fiscal 2013 (1)	397	396	395
Toys-Japan unsecured credit lines, expires fiscals 2012-2013 (5)	100	17	172
Secured revolving credit facility, expires fiscal 2015 (4)	-	-	-
European and Australian asset-based revolving credit facility, expires fiscal 2016 (6)	-	-	-
Secured term loan facility, due fiscal 2016 (4)	687	687	-
7.375% senior secured notes, due fiscal 2016 (4)	350	348	-
10.750% senior notes, due fiscal 2017 (7)	929	929	927
8.500% senior secured notes, due fiscal 2017 (8)	716	716	715
7.375% senior notes, due fiscal 2018 (1)	405	405	405
8.750% debentures, due fiscal 2021 (9)	22	22	22
Finance obligations associated with capital projects	125	123	107
Capital lease obligations	46	54	43

	5,428	5,288	5,316
Less current portion (10)	68	570	330

Total Long-term debt	$5,360	$4,718	$4,986

(1)	Represents obligations of Toys “R” Us, Inc. legal entity.
(2)

This amount has been classified as Long-term debt as of April 30, 2011 as we have the contractual ability and intent to redeem the 7.625% notes due fiscal 2011 (the “2011 Notes”) on or about June 24, 2011 with the net proceeds from a new tranche of terms loans and borrowings from our secured revolving credit facility (“ABL Facility”).

(3)	On February 28, 2011, Toys “R” Us – Japan, Ltd (“Toys-Japan”) entered into a bank loan with a financial institution totaling ¥1.0 billion ($12 million at April 30, 2011).
(4)	Represents obligations of Toys “R” Us-Delaware, Inc. (“Toys–Delaware”).
(5)

On March 18, 2011, Toys-Japan entered into an agreement to refinance, at maturity, Tranche 2 of its committed lines of credit to extend the maturity date of the agreement and amend certain other provisions.

(6)	On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement to extend the maturity date of the facility and amend certain other provisions.
(7)	Represents obligations of Toys “R” Us Property Company I, LLC (“TRU Propco I”), and its subsidiaries.
(8)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).
(9)	Represents obligations of Toys “R” Us, Inc. and Toys–Delaware.
(10)

Current portion of Long-term debt as of April 30, 2011 is primarily comprised of $35 million of Toys-Japan 1.85%-2.85% loans. Current portion of Long-term debt as of January 29, 2011 is primarily comprised of $503 million of the 2011 Notes, maturing on August 1, 2011. Current portion of Long-term debt as of May 1, 2010 was primarily comprised of $172 million of Toys-Japan committed credit lines and $122 million in Toys-Japan loans which have been subsequently refinanced on March 18, 2011 and September 30, 2010, respectively.

As of April 30, 2011, we had total indebtedness of approximately $5.4 billion, of which $2.9 billion was secured indebtedness. Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our and our subsidiaries’ abilities to:

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

The amount of net assets that were subject to such restrictions was approximately $778 million, $872 million and $765 million as of April 30, 2011, January 29, 2011 and May 1, 2010, respectively. Our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.

We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. As of April 30, 2011, we have funds available to finance our operations under our European and Australian asset-based revolving credit facility through March 2016, our ABL Facility through August 2015 and our Toys – Japan unsecured credit lines with a Tranche maturing June 2012 and a Tranche maturing June 2013. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.

The total fair values of our Long-term debt, with carrying values of approximately $5.4 billion, $5.3 billion and $5.3 billion at April 30, 2011, January 29, 2011 and May 1, 2010, were $5.6 billion, $5.4 billion and $5.2 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods.

Toys-Japan Unsecured Credit Lines, expires fiscals 2012 - 2013 ($100 million at April 30, 2011)

Toys—Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement Tranche 1 is available in amounts of up to ¥14.9 billion ($184 million at April 30, 2011), which expires on June 30, 2013, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.90% per annum. At April 30, 2011, we had no outstanding borrowings under Tranche 1, with $184 million of remaining availability.

On March 18, 2011, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥10.0 billion ($123 million at April 30, 2011), expiring on June 29, 2012, and bears an interest rate of TIBOR plus 0.80% per annum. We paid fees of $1 million to refinance Tranche 2, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At April 30, 2011, we had outstanding borrowings of $100 million under Tranche 2, with $23 million of remaining availability.

The agreement contains covenants, including, among other things, covenants that require Toys – Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys – Japan from paying dividends or making loans to affiliates without lender consent.

$1.85 billion senior secured revolving credit facility, expires fiscal 2015 ($0 million at April 30, 2011)

At April 30, 2011, under our ABL Facility we had no outstanding borrowings, a total of $80 million of outstanding letters of credit and excess availability of $1,136 million. This amount is also subject to a minimum excess availability covenant, which was $125 million at April 30, 2011, with remaining availability of $1,011 million in excess of the covenant.

European ABL, expires fiscal 2016 ($0 million at April 30, 2011)

On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for the European and Australian asset-based revolving credit facility (the “European ABL”) in order to extend the maturity date of the facility and amend certain other provisions. The European ABL facility as amended provides for a five-year £128 million asset-based senior secured revolving credit facility which will expire on March 8, 2016. Additionally, on April 29, 2011, we partially exercised the accordion feature which increased availability to include additional lender commitments. This increased the size of the facility from £128 million to £138 million ($231 million at April 30, 2011). Loans under the European ABL bear interest at a rate of London Interbank Offered Rate (“LIBOR”)/the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 2.50% through the second quarter of fiscal 2011 and thereafter 2.25%, 2.50% or 2.75% depending on historical excess availability. In addition, a commitment fee accrues on any unused portion of the commitments at a rate per annum of 0.375% or 0.50% based on usage. In connection with the amendment and restatement of the credit agreement, we incurred approximately $5 million in fees which are capitalized as deferred debt issuance costs and amortized over the term of the agreement.

Borrowings under the European ABL are subject, among other things, to the terms of a borrowing base derived from the value of eligible inventory and/or eligible accounts receivable of certain of Toys “R” Us Europe, LLC’s (“Toys Europe”) and Toys “R” Us Australia Holdings, LLC’s (“Toys Australia”) subsidiaries organized in Australia, England and France. The terms of the European ABL include a customary cash dominion trigger requiring the cash of certain of Toys Europe’s and Toys Australia’s subsidiaries to be applied to pay down outstanding loans if availability falls below certain thresholds. The European ABL also contains a springing fixed charge coverage ratio of 1.00 to 1.00 based on the EBITDA (as defined in the agreement governing the European ABL) and fixed charges of Toys Europe, Toys Australia and their subsidiaries. Borrowings under the European ABL are guaranteed by Toys Europe, Toys Australia and certain of their material subsidiaries, with certain customary local law limitations and to the extent such guarantees do not result in adverse tax consequences. Borrowings are secured by substantially all assets of Toys Europe, Toys Australia and the U.K. and Australian Obligors, as well as by share pledges over the shares of certain other material subsidiaries and pledges over certain of their assets (including bank accounts and certain receivables). The European ABL contains covenants that, among other things, restrict the ability of Toys Europe and Toys Australia and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, repurchase or pay dividends or make certain other restricted payments on capital stock, make acquisitions and investments or engage in mergers or consolidations. At April 30, 2011, we had no outstanding borrowings and $143 million of availability under the European ABL.

Toys - Japan Bank Loans (1.85% to 2.85%), due fiscals 2012 – 2016 ($184 million at April 30, 2011)

Toys – Japan currently has six bank loans with various financial institutions totaling $184 million at April 30, 2011. On February 28, 2011, Toys-Japan entered into a bank loan with a financial institution totaling ¥1.0 billion ($12 million at April 30, 2011). The loan will mature on February 25, 2016 and bears an interest rate of 1.85% per annum. Fees paid in connection with this loan were nominal and are capitalized as deferred debt issuance costs and amortized over the term of the loan.

Subsequent Events

Incremental Term Loan, due fiscal 2018

On May 25, 2011, Toys-Delaware and certain of its subsidiaries entered into an Incremental Joinder Agreement (the “Joinder Agreement”) to the amended and restated Toys-Delaware secured term loan agreement (“Secured Term Loan”). The Joinder Agreement added a new tranche of term loans in an aggregate principal amount of $400 million (“Incremental Term Loan”), which increased the size of the Secured Term Loan to an aggregate principal amount of $1.1 billion (“New Secured Term Loan”).

The Incremental Term Loan was issued at a discount of $4 million which resulted in gross proceeds of $396 million. The gross proceeds were used to pay transaction fees of approximately $7 million, including fees payable to the Sponsors pursuant to their advisory agreement, which will be deferred and expensed over the life of the instrument. Investment funds or accounts advised by Kohlberg Kravis Roberts & Co. L.P. (“KKR”) owned $50 million of the Incremental Term Loan as of May 25, 2011. The net proceeds from the Incremental Term Loan along with borrowings from our ABL Facility will be used to provide funds to redeem the 2011 Notes, including accrued interest, premiums and expenses, on or about June 24, 2011. The Incremental Term Loan will mature on May 25, 2018, and bears interest at LIBOR (with a floor of 1.50%) plus 3.75%, which is subject to a step down of 0.25% based on total leverage.

The New Secured Term Loan will continue to contain customary covenants applicable to Toys-Delaware and certain of its subsidiaries, including, among other things, covenants that restrict the ability of Toys–Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. These covenants are subject to certain exceptions, including among other things, allowing unsecured, later-maturing debt subject to a fixed charge coverage test, providing funds for the prepayment or repayment of the 2011 Notes and our 7.875% senior notes due fiscal 2013 subject to Toys-Delaware meeting a total leverage test and the provision of exceptions allowing for Toys-Delaware and certain of its subsidiaries to make certain investments, pay certain dividends and make certain other restricted payments including a cumulative credit exception subject to Toys-Delaware meeting a fixed charge coverage test. If an event of default under the New Secured Term Loan occurs and is continuing, the principal amount outstanding, together with all accrued unpaid interest and other amounts owed may be declared immediately due and payable by the lenders. Pursuant to the terms of the agreement, Toys-

Delaware is required to make quarterly principal payments equal to 0.25% ($7 million and $4 million per year for the Secured Term Loan and the Incremental Term Loan, respectively) of the original principal amount of the loans. Toys-Delaware may optionally prepay the outstanding principal balance of the Secured Term Loan and the Incremental Term Loan at any time. If Toys-Delaware prepays the outstanding principal balance of the Secured Term Loan on or prior to August 24, 2011, Toys-Delaware would pay a premium equal to 1% of the remaining balance. If Toys-Delaware prepays the outstanding principal balance of the Incremental Term Loan on or prior to May 25, 2012, Toys-Delaware would pay a premium equal to 1% of the remaining balance.

Further, the New Secured Term Loan is guaranteed by certain of Toys-Delaware subsidiaries and the borrowings thereunder are secured on a pari passu basis with the Toys-Delaware’s 7.375% senior secured notes due fiscal 2016 (“Toys-Delaware Secured Notes”) by the trademarks and certain other intellectual property of Geoffrey, LLC, our wholly owned subsidiary, and second priority liens on assets securing the ABL Facility including inventory, accounts receivable, equipment and certain other personal property owned or acquired by Toys-Delaware and certain of its subsidiaries.

7.625% notes, due fiscal 2011 ($501 million at April 30, 2011)

On May 26, 2011, the Company provided notice to the holders of the 2011 Notes that it would redeem all such notes on or about June 24, 2011. The Company estimates that the redemption price will be approximately $1,007.47 per $1,000 principal amount of the 2011 Notes redeemed and that the total redemption price, including interest and premiums, will be approximately $519 million. The redemption price will be finalized prior to the redemption date to reflect the applicable treasury rate in accordance with the indenture governing the 2011 Notes.

10.75% senior notes, due fiscal 2017 ($929 million at April 30, 2011)

In accordance with the indenture governing TRU Propco I’s 10.75% senior notes (the “Notes”), TRU Propco I commenced a tender offer on May 13, 2011 to purchase up to an aggregate principal amount of approximately $25 million of the Notes for cash. The tender offer will expire on June 13, 2011. To the extent that the tender offer is not accepted by holders, TRU Propco I will use such funds as permitted by the indenture governing the Notes, including dividends to us.

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

Interest Rate Contracts

We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, EURIBOR, GBP LIBOR and TIBOR rates. Our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of April 30, 2011, our interest rate contracts have various maturity dates through September 2016. A portion of our interest rate swaps and caps as of April 30, 2011 are designated as cash flow and fair value hedges in accordance with Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”

The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive income (loss); the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. Reclassifications from Accumulated other comprehensive income (loss) to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a net gain of less than $1 million over the next 12 months to Interest expense from Accumulated other comprehensive income (loss).

The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the changes in fair values of the derivatives and the underlying hedged item separately. For our derivative that is designated as a fair value hedge, we recorded approximately a $1 million gain in earnings related to ineffectiveness for the thirteen weeks ended April 30, 2011.

Certain of our agreements with credit-risk related features contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. Additionally, we had one agreement, which expired in December 2010, with a provision which required that we maintain an investment grade credit rating from each of the major credit rating agencies. As our ratings were below investment grade during this agreement, we were required to post collateral for this contract. At April 30, 2011, January 29, 2011 and May 1, 2010, derivative liabilities related to agreements that contain credit-risk related features had a fair value of $13 million, $17 million and $36 million, respectively. As of May 1, 2010, we had a minimum collateral posting threshold with certain derivative counterparties and posted collateral of $25 million, which was recorded as Restricted cash on the Condensed Consolidated Balance Sheets. As of April 30, 2011 and January 29, 2011, respectively, we were not required to post collateral with any derivative counterparties.

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

Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related features and are subject to master netting arrangements. Some of these agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At April 30, 2011 and January 29, 2011, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $11 million and $2 million, respectively. At May 1, 2010, derivative liabilities related to agreements that contain credit-risk related contingent features had a nominal fair value. We are not required to post collateral for these contracts.

The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive income (loss) on our Condensed Consolidated Statements of Stockholders’ Equity for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	13 Weeks Ended
(In millions)	April 30, 2011	May 1, 2010
Derivatives designated as cash flow hedges:

Beginning balance	$-	$(15)

Derivative loss - Interest Rate Contracts	(1)	(3)
Loss reclassified from Accumulated other comprehensive income
(loss) - effective portion - Interest Rate Contracts	-	6

	(1)	3

Ending balance	$(1)	$(12)

The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	13 Weeks Ended
(In millions)	April 30, 2011	May 1, 2010
Derivatives not designated for hedge accounting:
Gain (loss) on the change in fair value - Interest Rate Contracts	$1	$(5)
Gain (loss) on the change in fair value - Intercompany Loan
Foreign Exchange Contracts (1)	5	(9)
(Loss) gain on the change in fair value - Merchandise Purchases
Program Foreign Exchange Contracts	(16)	5

	(10)	(9)

Derivatives designated as cash flow hedges:
Loss reclassified from Accumulated other comprehensive income
(loss) (effective portion) - Interest Rate Contracts	-	(9)

Derivative designated as fair value hedge:
Gain on the change in fair value (ineffective portion) - Interest
Rate Contracts	1	-

Total Interest expense	$(9)	$(18)

(1)

Gains and losses related to our short-term, intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and the related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of April 30, 2011, January 29, 2011 and May 1, 2010:

	April 30, 2011		January 29, 2011		May 1, 2010
		Fair Value		Fair Value		Fair Value
	Notional	Assets/	Notional	Assets/	Notional	Assets/

(In millions)	Amount	(Liabilities)	Amount	(Liabilities)	Amount	(Liabilities)

Interest Rate Contracts designated as cash flow hedges:
Other assets	$700	$1	$700	$2	$800	$3
Accrued expenses and other current liabilities	-	-	-	-	750	(13)
Other non-current liabilities	145	(2)	143	(2)	3	-

Interest Rate Contract designated as fair value hedge:
Other non-current liabilities	$350	$(3)	$350	$(5)	$-	$-

Interest Rate Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$-	$-	$-	$-	$1,400	$-
Other assets	1,611	3	1,611	4	1,511	5
Accrued expenses and other current liabilities	-	-	-	-	550	(9)
Other non-current liabilities	380	(10)	353	(10)	346	(14)

Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$136	$3	$81	$-	$282	$7
Accrued expenses and other current liabilities	397	(16)	210	(2)	26	-

Total derivative contracts outstanding
Prepaid expenses and other current assets	$136	$3	$81	$-	$1,682	$7
Other assets	2,311	4	2,311	6	2,311	8

Total derivative assets(1)	$2,447	$7	$2,392	$6	$3,993	$15

Accrued expenses and other current liabilities	$397	$(16)	$210	$(2)	$1,326	$(22)
Other non-current liabilities	875	(15)	846	(17)	349	(14)

Total derivative liabilities(1)	$1,272	$(31)	$1,056	$(19)	$1,675	$(36)

(1)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Financial Instruments

Currently, we use derivative financial arrangements to manage a variety of risk exposures, including interest rate risk associated with our Long-term debt and foreign currency risk relating to cross-currency intercompany lending and merchandise purchases. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities.

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

The table below presents our assets and liabilities measured at fair value on a recurring basis as of April 30, 2011, January 29, 2011 and May 1, 2010, aggregated by level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at April 30, 2011

(In millions)
Assets

Cash equivalents	$79	$-	$-	$79
Derivative financial instruments:
Interest rate contracts	-	4	-	4
Foreign exchange contracts	-	3	-	3

Total assets	$79	$7	$-	$86

Liabilities
Derivative financial instruments:
Interest rate contracts	$-	$2	$13	$15
Foreign exchange contracts	-	16	-	16

Total liabilities	$-	$18	$13	$31

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 29, 2011
Assets
Cash equivalents	$312	$-	$-	$312
Derivative financial instruments:
Interest rate contracts	-	6	-	6

Total assets	$312	$6	$-	$318

Liabilities

Derivative financial instruments:
Interest rate contracts	$-	$1	$16	$17
Foreign exchange contracts	-	2	-	2

Total liabilities	$-	$3	$16	$19

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 1, 2010
Assets

Cash equivalents	$110	$-	$-	$110
Derivative financial instruments:
Interest rate contracts	-	4	4	8
Foreign exchange contracts	-	7	-	7

Total assets	$110	$11	$4	$125

Liabilities

Derivative financial instruments:
Interest rate contracts	$-	$22	$14	$36

Total liabilities	$-	$22	$14	$36

The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy for the thirteen weeks ended April 30, 2011 and May 1, 2010.

(In millions)	Level 3
Balance, January 29, 2011	$(16)
Unrealized gain	3

Balance, April 30, 2011	$(13)

(In millions)	Level 3
Balance at January 30, 2010	$(2)
Unrealized loss	(8)

Balance at May 1, 2010	$(10)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of our assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, whenever events or changes in circumstances indicate that a long-lived asset may be impaired). The fair value measurements related to long-lived assets held and used and held for sale in the following tables were determined using a valuation method such as discounted cash flow or a relative, market-based approach based on offers. Based on the valuation method used, we classify these measurements as Level 3 and Level 2, respectively.

The following tables segregate all non-financial assets and liabilities measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy, based on the inputs used to determine fair value for the thirteen weeks ended April 30, 2011 and May 1, 2010. As of April 30, 2011 and May 1, 2010, we did not have any long-lived assets classified as Level 1 and Level 3 within the fair value hierarchy.

(In millions)	Carrying Value	Significant Other Observable Inputs (Level 2)	Impairment Losses
Long-lived assets held and used	$3	$2	$1

Balance, April 30, 2011	$3	$2	$1

(In millions)	Carrying Value	Significant Other Observable Inputs (Level 2)	Impairment Losses
Long-lived assets held for sale	$4	$3	$1

Balance, May 1, 2010	$4	$3	$1

5. Income taxes

The following table summarizes our income tax benefit and effective tax rates for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	13 Weeks Ended
($ In millions)	April 30, 2011	May 1, 2010
Loss before income taxes	$(133)	$(119)
Income tax benefit	66	63
Effective tax rate	(49.6)%	(52.9)%

The effective tax rates for the thirteen weeks ended April 30, 2011 and May 1, 2010 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 47.3% for the thirteen weeks ended April 30, 2011 compared to 44.6% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to the increase in taxable permanent adjustments and a change in the mix of earnings between jurisdictions.

For the thirteen weeks ended April 30, 2011, our effective tax rate was impacted by a tax benefit of $2 million related to changes to our liability for uncertain tax positions. For the thirteen weeks ended May 1, 2010, our effective tax rate was impacted by tax benefits of $4 million related to state income taxes, $3 million related to adjustments to deferred taxes, $2 million related to adjustments to current taxes payable and $2 million related to changes to our liability for uncertain tax positions. These tax benefits were partially offset by a tax expense of $2 million related to an increase in our valuation allowance.

6. Segments

Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses “R” Us branded retail stores in 33 foreign countries and jurisdictions with operated stores in Australia, Austria, Canada, France, Germany, Japan, Portugal, Spain, Switzerland and the United Kingdom. Domestic and International segments also include their respective Internet operations. Segment operating (loss) earnings excludes corporate related charges and income. All intercompany transactions between segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.

Our percentages of consolidated Net sales by product category for the thirteen weeks ended April 30, 2011 and May 1, 2010 were as follows:

	13 Weeks Ended
Domestic:	April 30, 2011	May 1, 2010
Core Toy	10.7%	10.0%
Entertainment	9.3%	10.1%
Juvenile	50.7%	51.0%
Learning	14.6%	13.4%
Seasonal	13.2%	14.4%
Other (1)	1.5%	1.1%

Total	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	13 Weeks Ended
International:	April 30, 2011	May 1, 2010
Core Toy	18.0%	17.9%
Entertainment	11.0%	11.9%
Juvenile	28.4%	28.5%
Learning	22.4%	21.9%
Seasonal	19.3%	18.9%
Other (1)	0.9%	0.9%

Total	100%	100%

(1)	Consists primarily of license fees from unaffiliated third parties and other non-product related revenues.

A summary of financial results by reportable segment is as follows:

	13 Weeks Ended
(In millions)	April 30, 2011	May 1, 2010
Net sales
Domestic	$1,643	$1,671
International	993	937

Total Net sales	$2,636	$2,608

Operating earnings (loss)
Domestic (1)	$80	$76
International	(8)	(2)
Corporate and other	(79)	(69)

Operating (loss) earnings	(7)	5
Interest expense	(128)	(125)
Interest income	2	1

Loss before income taxes	$(133)	$(119)

(1)	For the thirteen weeks ended May 1, 2010, the Domestic segment includes approximately $17 million in litigation settlement expenses for certain legal matters.

(In millions)	April 30, 2011	January 29, 2011	May 1, 2010
Merchandise inventories
Domestic	$1,436	$1,383	$1,328
International	1,013	721	878

Total Merchandise inventories	$2,449	$2,104	$2,206

7. Litigation and legal proceedings

On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two Internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third Internet retailer filed a similar action and another consumer class action was commenced making similar allegations involving most of the same Defendants. In January 2011, the parties in the consumer class actions referenced above entered into a settlement agreement, which has been preliminarily approved by the District Court. As part of the settlement, in March 2011, the Company made a payment of approximately $17 million towards the overall settlement. In addition, in January 2011, the plaintiffs, the Company and certain other Defendants in the Internet retailer actions referenced above entered into a settlement agreement pursuant to which the Company made a payment of approximately $5 million towards the overall settlement. In addition, on or about November 23, 2010, the Company entered into a Stipulation with the Federal Trade Commission (“FTC”) ending the FTC’s investigation related to the Company’s compliance with a 1998 FTC Final Order and settling all claims in full. Pursuant to the settlement, in May 2011, the Company paid approximately $1 million as a civil penalty.

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

8. Related party transactions

Transactions with the Sponsors — We are owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, KKR and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009. The advisory fee paid to the Sponsors increases 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. We recorded management and advisory fees expense of $5 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. During the thirteen weeks ended April 30, 2011 and May 1, 2010, we paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.

In the event that the advisory agreement is terminated by the Sponsors or us, the Sponsors will receive all unpaid advisory fees, all unpaid transaction fees and expenses due under the advisory agreement with respect to periods prior to the termination date plus the net present value of the advisory fees that would have been payable for the remainder of the applicable term of the advisory agreement. The initial term of the advisory agreement is ten years. After ten years, it extends annually for one year unless we or the Sponsors provide notice of termination to the other. Additionally, the advisory agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the aggregate transaction value in connection with certain financing, acquisition, disposition and change of control transactions. In connection with a successful initial public offering, the parties intend to terminate the advisory agreement in accordance with its terms. The advisory agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

From time to time, the Sponsors or their affiliates may acquire debt or debt securities issued by us or our subsidiaries in open market transactions or through loan syndications. During the thirteen weeks ended April 30, 2011 and May 1, 2010, affiliates of Vornado and investment funds or accounts advised by KKR, all of which are equity owners of the Company, held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $5 million and $6 million during the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively.

In addition, under lease agreements with affiliates of Vornado, we or our affiliates paid an aggregate amount of approximately $2 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively, with respect to approximately 0.9% and 1.0%, respectively, of our operated stores, which includes Toys “R” Us Express stores. Of these amounts, less than $1 million, for each of the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado.

Subsequent Event

In connection with the Joinder Agreement entered on May 25, 2011, we incurred approximately $4 million in advisory fees payable to the Sponsors pursuant to the terms of the advisory agreement. Investment funds or accounts advised by KKR owned $50 million of the Incremental Term Loan as of May 25, 2011. See Note 2 entitled “Long-term debt” for further details.

9. Toys – Japan share acquisition

At January 30, 2010, we owned 31,226,284 shares or approximately 91% of Toys – Japan. At a special shareholders’ meeting of Toys – Japan on January 19, 2010, the shareholders approved (through various steps) an exchange of the remaining outstanding common stock of Toys – Japan (“Toys – Japan Common Stock”) for a new class of stock (“New Stock”) at an exchange ratio of 1 to 3,289,647. This exchange resulted in all noncontrolling public shareholders receiving a fractional share of New Stock. As Toys – Japan is not permitted to issue fractional shares, all shareholders entitled to fractional shares of New Stock are only entitled to cash in the amount of ¥587 for each share of Toys – Japan Common Stock held by such shareholder. The acquisition of the fractional shares was approved by the court on April 15, 2010, resulting in the purchase of approximately 9% of Toys – Japan for cash of approximately $21 million, of which $1 million is being held for payment to the fractional shareholders as of April 30, 2011. Effective as of April 15, 2010, our wholly-owned subsidiaries, Toys “R” Us Japan Holdings, Inc. and TRU Japan Holdings 2, LLC, were the sole shareholders of Toys – Japan. Upon acquisition of the additional ownership interest, the remaining Noncontrolling interest of $30 million was eliminated, and the difference between the purchase price paid and the carrying value of the Noncontrolling interest acquired was recognized as a net increase in Toys “R” Us, Inc. stockholders’ equity, consisting of a $3 million increase in Additional paid-in capital and a $6 million reduction in Accumulated other comprehensive loss.

10. Dispositions

During the thirteen weeks ended April 30, 2011, we sold idle properties for gross proceeds of $6 million resulting in a gain of $2 million.

11. Stock-based compensation

Commencing in February 2011, participants in the 2005 Management Equity Plan (the “MEP”) have the right to elect to be bound by the terms and conditions of Amendment No. 3 to the MEP. This amendment, among other things, reduces the retirement age criteria, accelerates vesting of all options upon death, disability or retirement, makes all participants eligible for put rights upon death, disability or retirement and makes the non-competition period apply in the case of resignation for any reason and applies the non-competition period for the greater of one year and any severance period for termination without cause.

The Company accounted for the modification to the MEP in accordance with ASC Topic 718, “Compensation – Stock Compensation.” Generally, options with put rights upon death, disability or retirement are classified as equity awards until such puttable conditions become probable (i.e. upon reaching retirement eligibility). For awards that were required to be liability classified as a result of the amendment, we recorded an incremental expense of approximately $2 million during the first quarter of fiscal 2011. Management has concluded that the modification did not have a material impact to compensation costs.

12. Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on our Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc. and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and the Condensed Consolidated Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business

We generate sales, earnings and cash flows by retailing merchandise in our core toy, entertainment, juvenile, learning and seasonal product categories worldwide. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses stores in 33 foreign countries and jurisdictions. As of April 30, 2011, there were 1,396 operated and 223 licensed “R” Us branded retail stores worldwide. In addition, as of April 30, 2011, we operated 95 Toys “R” Us Express stores (“Express stores”), including 24 Express stores with a cumulative lease term of at least two years which have been included in the Domestic store count. Domestic and International segments also include their respective Internet operations.

On March 11, 2011, an earthquake hit the Northeast coast of Japan, causing significant damage to the surrounding region. The Company’s organization and assets in Japan were not materially damaged by the earthquake and resulting tsunami and no stores were closed for a significant period of time. However, the implications of these events and the resulting damage to the nation’s infrastructure, consumer confidence and overall economy remain unclear.

As of June 10, 2011, all of our Japanese stores are open and operating. During the first quarter of fiscal 2011, we have not experienced a significant change in operating results and do not foresee a significant change in our Toys “R” Us–Japan, Ltd. (“Toys–Japan”) business throughout the remainder of fiscal 2011 as a result of the earthquake and resulting tsunami. We determined that the Toys–Japan reporting unit did not incur a triggering event for interim goodwill impairment testing as of the end of the first quarter of fiscal 2011.

Financial Performance

As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen weeks ended April 30, 2011 compared to the thirteen weeks ended May 1, 2010:

	13 Weeks Ended
($ In millions)	April 30, 2011	May 1, 2010
Net sales	$2,636	$2,608
Gross margin as a percentage of Net sales	37.1%	36.2%
Selling, general and administrative expenses as a percentage of Net sales	34.0%	32.9%
Net loss attributable to Toys “R” Us, Inc.	$(67)	$(55)

Net sales for the thirteen weeks ended April 30, 2011 increased by $28 million compared to the same period last year primarily due to the impact of foreign currency translation which increased Net sales by approximately $70 million. Excluding the impact of foreign currency translation, the decrease in Net sales for the thirteen weeks ended April 30, 2011 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decrease in the number of transactions, partially offset by an increase in net sales from our Internet operations and locations that were recently converted or relocated to our side-by-side (“SBS”) and “R” Superstore (“SSBS”) store formats. Additionally offsetting the decrease in Net sales was an increase in net sales from new locations, which includes Express stores.

Gross margin, as a percentage of Net sales, for the thirteen weeks ended April 30, 2011 was primarily impacted by improvements in sales mix and margin rate improvements in certain categories.

Selling, general and administrative expenses (“SG&A”), as a percentage of Net sales, for the thirteen weeks ended April 30, 2011 increased compared to the same period last year primarily as a result of an increase in expenses associated with payroll, rent, advertising and credit card processing fees. Partially offsetting these increases was a decrease in litigation settlement expenses for certain legal matters. Foreign currency translation increased SG&A by approximately $24 million for the thirteen weeks ended April 30, 2011.

Net loss attributable to Toys “R” Us, Inc. for the thirteen weeks ended April 30, 2011 increased primarily as a result of an increase in SG&A and Depreciation and amortization, partially offset by an increase in Gross margin compared to the same period last year.

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

The following table discloses the change in our comparable store net sales for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	13 Weeks Ended
	April 30, 2011 vs. 2010	May 1, 2010 vs. 2009
Domestic	(2.1)%	1.9%
International	(1.9)%	(1.4)%

Percentage of Net Sales by Product Category

	13 Weeks Ended
Domestic:	April 30, 2011	May 1, 2010
Core Toy	10.7%	10.0%
Entertainment	9.3%	10.1%
Juvenile	50.7%	51.0%
Learning	14.6%	13.4%
Seasonal	13.2%	14.4%
Other (1)	1.5%	1.1%

Total	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	13 Weeks Ended
International:	April 30, 2011	May 1, 2010
Core Toy	18.0%	17.9%
Entertainment	11.0%	11.9%
Juvenile	28.4%	28.5%
Learning	22.4%	21.9%
Seasonal	19.3%	18.9%
Other (1)	0.9%	0.9%

Total	100%	100%

(1)	Consists primarily of license fees from unaffiliated third parties and other non-product related revenues.

Store Count by Segment

	April 30, 2011	May 1, 2010	Change
Domestic (1)(3)	873	848	25
International - Operated (2)	523	514	9
International - Licensed	223	203	20

Total (3)	1,619	1,565	54

(1)

Store count as of April 30, 2011 includes 109 SBS stores, 32 SSBS stores, 14 Babies “R” Us Express (“BRU Express”) stores and 65 Juvenile Expansions. Store count as of May 1, 2010 included 64 SBS stores, 26 SSBS stores, 13 BRU Express stores and 64 Juvenile Expansions.

(2)	Store count as of April 30, 2011 includes 123 SBS stores and seven BRU Express stores. Store count as of May 1, 2010 included 84 SBS stores and two BRU Express stores.
(3)

Express stores with a cumulative lease term of at least two years are included in our overall store count, while the remaining locations are excluded. As of April 30, 2011, there were 79 Domestic and 16 International Express stores open, 24 of which have been included in our overall store count within our Domestic segment. As of May 1, 2010, there were 29 Domestic Express stores open and one International Express store open. None of the Express stores were included in our overall store count as of May 1, 2010.

Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended
(In millions)	April 30, 2011	May 1, 2010	Change
Toys “R” Us - Consolidated	$(67)	$(55)	$(12)

Net loss attributable to Toys “R” Us, Inc. increased by $12 million to $67 million for the thirteen weeks ended April 30, 2011, compared to $55 million for the same period last year. The increase in Net loss attributable to Toys “R” Us, Inc. was primarily due to an increase in SG&A of $39 million predominantly related to an increase in expenses associated with payroll, rent, advertising and credit card processing fees, partially offset by a decrease in litigation settlement expenses for certain legal matters. Additionally contributing to the loss was an increase in Depreciation and amortization of $4 million. Partially offsetting these amounts was an increase in Gross margin of $33 million primarily due to improvements in sales mix and margin rate improvements in certain categories.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	April 30, 2011	May 1, 2010	$ Change	% Change	April 30, 2011	May 1, 2010
Domestic	$1,643	$1,671	$(28)	(1.7)%	62.3%	64.1%
International	993	937	56	6.0%	37.7%	35.9%

Toys “R” Us - Consolidated	$2,636	$2,608	$28	1.1%	100.0%	100.0%

Net sales increased by $28 million or 1.1%, to $2,636 million for the thirteen weeks ended April 30, 2011, compared to $2,608 million for the same period last year. Net sales for the thirteen weeks ended April 30, 2011 included the impact of foreign currency translation which increased Net sales by approximately $70 million.

Excluding the impact of foreign currency translation, the decrease in Net sales for the thirteen weeks ended April 30, 2011 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decrease in the number of transactions, partially offset by an increase in net sales from our Internet operations and locations that were recently converted or relocated to our SBS and SSBS store formats. Additionally offsetting the decrease in Net sales was an increase in net sales from new locations, which includes Express stores.

Domestic

Net sales for the Domestic segment decreased by $28 million or 1.7%, to $1,643 million for the thirteen weeks ended April 30, 2011, compared to $1,671 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 2.1%, partially offset by an increase in net sales from new locations.

The decrease in comparable store net sales resulted primarily from decreases in our seasonal and juvenile categories. The decrease in our seasonal category was primarily due to decreased sales of outdoor products as a result of cooler weather. The decrease in our juvenile category was primarily due to decreased sales of commodities. Partially offsetting these decreases was an increase in our learning and core toy categories. The increase in our learning category was primarily due to increased sales of construction toys and electronic educational products. The increase in our core toy category was primarily due to increased sales of action figures and dolls.

International

Net sales for the International segment increased by $56 million or 6.0%, to $993 million for the thirteen weeks ended April 30, 2011, compared to $937 million for the same period last year. Excluding a $70 million increase in Net sales due to foreign currency translation, International Net sales decreased primarily as a result of a decrease in comparable store net sales of 1.9%. Partially offsetting the decrease was an increase in net sales from new locations.

The decrease in comparable store net sales resulted primarily from decreases in our entertainment and juvenile categories. The decrease in our entertainment category was driven by fewer releases of new video game software and accessories. The decrease in our juvenile category was primarily due to a decline in sales of wooden furniture and baby gear. Partially offsetting these decreases was an increase in our core toy category primarily as a result of strong sales of action figures.

Cost of Sales and Gross Margin

We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.

The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	April 30, 2011	May 1, 2010	$ Change	April 30, 2011	May 1, 2010	Change
Domestic	$600	$600	$-	36.5%	35.9%	0.6%
International	378	345	33	38.1%	36.8%	1.3%

Toys “R” Us - Consolidated	$978	$945	$33	37.1%	36.2%	0.9%

Gross margin increased by $33 million to $978 million for the thirteen weeks ended April 30, 2011, compared to $945 million for the same period last year. Foreign currency translation accounted for approximately $26 million of the increase in Gross margin. Gross margin, as a percentage of Net sales, increased by 0.9 percentage points for the thirteen weeks ended April 30, 2011 compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by improvements in sales mix and margin rate improvements in certain categories.

Domestic

Gross margin for the thirteen weeks ended April 30, 2011 was $600 million, consistent with the same period last year. Gross margin, as a percentage of Net sales, for the thirteen weeks ended April 30, 2011 increased by 0.6 percentage points compared to the same period last year.

The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in margin rates within the juvenile category and sales mix away from lower margin products, predominantly in the entertainment category.

International

Gross margin increased by $33 million to $378 million for the thirteen weeks ended April 30, 2011, compared to $345 million for the same period last year. Foreign currency translation accounted for approximately $26 million of the increase in Gross margin. Gross margin, as a percentage of Net sales, for the thirteen weeks ended April 30, 2011 increased by 1.3 percentage points compared to the same period last year.

The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix towards sales of higher margin learning and seasonal products.

Selling, General and Administrative Expenses

The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	April 30, 2011	May 1, 2010	$ Change	April 30, 2011	May 1, 2010	Change
Toys “R” Us - Consolidated	$ 897	$ 858	$ 39	34.0%	32.9%	1.1%

SG&A increased by $39 million to $897 million for the thirteen weeks ended April 30, 2011, compared to $858 million for the same period last year. Foreign currency translation accounted for approximately $24 million of the increase in SG&A. As a percentage of Net sales, SG&A increased by 1.1 percentage points.

Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to an increase in payroll expenses of $13 million primarily related to additional store support and corporate employees as well as other compensation expenses. Additionally, rent expense increased by $5 million associated with new locations, advertising and promotional expenses increased by $5 million and we incurred an additional $4 million of expenses associated with credit card processing fees primarily due to an increase in rates from the banks. These increases were partially offset by a decrease in litigation settlement expenses for certain legal matters of approximately $17 million recorded in the first quarter of fiscal 2010.

Depreciation and Amortization

13 Weeks Ended
(In millions)	April 30, 2011	May 1, 2010	Change
Toys “R” Us - Consolidated	$ 98	$ 94	$ 4

Depreciation and amortization increased by $4 million to $98 million for the thirteen weeks ended April 30, 2011, compared to $94 million for the same period last year. The increase was primarily due to the addition of new and relocated locations to our SBS and SSBS formats as well as improvements and enhancements in our information technology systems. Additionally, foreign currency translation increased depreciation and amortization by approximately $2 million.

Other Income, Net

Other income, net includes the following:

•	gift card breakage income;

•	credit card program income;

•	net gains on sales of properties;

•	impairment on long-lived assets;

•	foreign exchange gains and losses; and

•	other operating income and expenses.

13 Weeks Ended
(In millions)	April 30, 2011	May 1, 2010	Change
Toys “R” Us - Consolidated	$ 10	$ 12	$ (2)

Other income, net decreased by $2 million to $10 million for the thirteen weeks ended April 30, 2011, compared to $12 million for the same period last year. The decrease was primarily due to a decrease of $3 million in credit card program income.

Interest Expense

13 Weeks Ended
(In millions)	April 30, 2011	May 1, 2010	Change
Toys “R” Us - Consolidated	$ 128	$ 125	$ 3

Interest expense increased by $3 million to $128 million for the thirteen weeks ended April 30, 2011, compared to $125 million for the same period last year. The increase was primarily due to $10 million in charges related to our derivative instruments, which was primarily driven by the change in fair value of instruments that do not qualify for hedge accounting. These charges were partially offset by a decrease of $6 million related to lower effective interest rates primarily due to expiration of certain interest rate swaps in fiscal 2010.

Interest Income

13 Weeks Ended
(In millions)	April 30, 2011	May 1, 2010	Change
Toys “R” Us - Consolidated	$ 2	$ 1	$ 1

Interest income for the thirteen weeks ended April 30, 2011 increased by $1 million compared to the same period last year.

Income Tax Benefit

The following table summarizes our income tax benefit and effective tax rates for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	13 Weeks Ended
($ In millions)	April 30, 2011	May 1, 2010
Loss before income taxes	$ (133)	$ (119)
Income tax benefit	66	63
Effective tax rate	(49.6)%	(52.9)%

The effective tax rates for the thirteen weeks ended April 30, 2011 and May 1, 2010 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 47.3% for the thirteen weeks ended April 30, 2011 compared to 44.6% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to the increase in taxable permanent adjustments and a change in the mix of earnings between jurisdictions.

For the thirteen weeks ended April 30, 2011, our effective tax rate was impacted by a tax benefit of $2 million related to changes to our liability for uncertain tax positions. For the thirteen weeks ended May 1, 2010, our effective tax rate was impacted by tax benefits of $4 million related to state income taxes, $3 million related to adjustments to deferred taxes, $2 million related to adjustments to current taxes payable and $2 million related to changes to our liability for uncertain tax positions. These tax benefits were partially offset by a tax expense of $2 million related to an increase in our valuation allowance.

Our expectation of our full year effective tax rate for fiscal 2011 (which includes our forecasted annualized effective tax rate, adjusted for full year discrete items) has not materially changed from our initial expectation disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Liquidity and Capital Resources

Overview

As of April 30, 2011, we were in compliance with all of our covenants related to our outstanding debt. At April 30, 2011, under our $1.85 billion secured revolving credit facility (“ABL Facility”), we had no outstanding borrowings, a total of $80 million of outstanding letters of credit and excess availability of $1,136 million. This amount is also subject to the minimum excess availability covenant, which was $125 million at April 30, 2011, with remaining availability of $1,011 million in excess of the covenant.

Toys-Japan currently has a credit agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥14.9 billion ($184 million at April 30, 2011), and expires on June 30, 2013. At April 30, 2011, we had no outstanding borrowings under Tranche 1, with $184 million of remaining availability.

On March 18, 2011, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥10.0 billion ($123 million at April 30, 2011), expiring on June 29, 2012. At April 30, 2011, we had outstanding long-term borrowings of $100 million under Tranche 2, with $23 million of remaining availability.

On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for our European and Australian asset-based revolving credit facility (“European ABL”) in order to extend the maturity date of the facility and amend certain other provisions. The European ABL facility as amended provides for a five-year £128 million asset-based senior secured revolving credit facility which will expire on March 8, 2016. Additionally, on April 29, 2011, we partially exercised the accordion feature which increased availability to include additional lender commitments. This increased the size of the facility from £128 million to £138 million ($231 million at April 30, 2011). At April 30, 2011, we had no outstanding borrowings and $143 million of availability under the European ABL.

We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. Currently we have funds available to finance our operations under our European ABL through March 2016, our ABL Facility through August 2015, and our Toys-Japan unsecured credit lines with a Tranche maturing June 2012 and a Tranche maturing June 2013. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.

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

The following table discloses our capital expenditures for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	13 Weeks Ended
(In millions)	April 30, 2011	May 1, 2010
New stores (1)	$ 19	$ 2
Conversion projects (2)	12	16
Information technology	12	10
Distribution centers	12	5
Other store-related projects (3)	3	7

Total capital expenditures	$ 58	$ 40

(1)	Primarily includes SSBS and SBS relocations as well as single format stores (including Express stores).
(2)	Primarily includes SBS conversions as well as other remodels pursuant to our juvenile integration strategy.
(3)	Includes other store-related projects (other than conversion projects) such as store updates.

Cash Flows

	13 Weeks Ended
(In millions)	April 30, 2011	May 1, 2010	$ Change
Net cash used in operating activities	$ (564)	$ (723)	$ 159
Net cash used in investing activities	(51)	(29)	(22)
Net cash provided by financing activities	74	158	(84)
Effect of exchange rate changes on cash and cash equivalents	24	(13)	37

Net decrease during period in cash and cash equivalents	$ (517)	$ (607)	$ 90

Cash Flows Used In Operating Activities

During the thirteen weeks ended April 30, 2011, net cash used in operating activities was $564 million compared to $723 million for the thirteen weeks ended May 1, 2010. The decrease in net cash used in operating activities was primarily the result of a decrease in purchases of merchandise inventories related to the early replenishment of inventory in fiscal 2010 for fiscal 2011 at our existing locations as well as new stores and a decrease in payments on accounts payable due to the timing of vendor payments. These decreases were partially offset by a cash settlement payment made in the current year as a result of a litigation settlement.

Cash Flows Used In Investing Activities

During the thirteen weeks ended April 30, 2011, net cash used in investing activities was $51 million compared to $29 million for the thirteen weeks ended May 1, 2010. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures of $18 million.

Cash Flows Provided by Financing Activities

During the thirteen weeks ended April 30, 2011, net cash provided by financing activities was $74 million compared to $158 million for the thirteen weeks ended May 1, 2010. The decrease in net cash provided by financing activities was primarily due to a $91 million increase in net debt repayments, partially offset by $10 million paid for the purchase of additional shares of Toys-Japan in the prior year period.

Debt

Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details regarding our debt and any of the transactions described below.

During the thirteen weeks ended April 30, 2011, we made the following significant changes to our debt structure:

On February 28, 2011, Toys-Japan entered into a bank loan with a financial institution totaling ¥1.0 billion ($12 million at April 30, 2011). The loan will mature on February 25, 2016 and bears an interest rate of 1.85% per annum.

On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for the European and Australian asset-based revolving credit facility (“European ABL”) in order to extend the maturity date of the facility and amend certain other provisions. The European ABL facility as amended provides for a five-year £128 million asset-based senior secured revolving credit facility which will expire on March 8, 2016. Additionally, on April 29, 2011, we partially exercised the accordion feature which increased availability to include additional lender commitments. This increased the size of the facility from £128 million to £138 million ($231 million at April 30, 2011). Loans under the European ABL bear interest at a rate of London Interbank Offered Rate (“LIBOR”)/the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 2.50% through the second quarter of fiscal 2011 and thereafter 2.25%, 2.50% or 2.75% depending on historical excess availability.

On March 18, 2011, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥10.0 billion ($123 million at April 30, 2011), expiring on June 29, 2012, and bears an interest rate of Tokyo Interbank Offered Rate plus 0.80% per annum.

Subsequent Events

On May 25, 2011, Toys-Delaware and certain of its subsidiaries entered into an Incremental Joinder Agreement (the “Joinder Agreement”) to the amended and restated Toys-Delaware secured term loan agreement (“Secured Term Loan”). The Joinder Agreement added a new tranche of term loans in an aggregate principal amount of $400 million (“Incremental Term Loan”), which increased the size of the Secured Term Loan to an aggregate principal amount of $1.1 billion. The Incremental Term Loan was issued at a discount of $4 million which resulted in gross proceeds of $396 million. The gross proceeds were used to pay transaction fees of approximately $7 million, including fees payable to the Sponsors pursuant to their advisory agreement, which will be deferred and expensed over the life of the instrument. The net proceeds from the Incremental Term Loan along with borrowings from our ABL Facility will be used to provide funds to redeem the 7.625% notes due fiscal 2011 (the “2011 Notes”), including accrued interest, premiums and expenses, on or about June 24, 2011.

On May 26, 2011, the Company provided notice to the holders of the 2011 Notes that it would redeem all such notes on or about June 24, 2011. The Company estimates that the redemption price will be approximately $1,007.47 per $1,000 principal amount of the 2011 Notes redeemed and that the total redemption price, including interest and premiums, will be approximately $519 million. The redemption price will be finalized prior to the redemption date to reflect the applicable treasury rate in accordance with the indenture governing the 2011 Notes.

In accordance with the indenture governing Toys “R” Us Property Company I, LLC’s (“TRU Propco I”) 10.75% senior notes (the “Notes”), TRU Propco I commenced a tender offer on May 13, 2011 to purchase up to an aggregate principal amount of approximately $25 million of the Notes for cash. The tender offer will expire on June 13, 2011. To the extent that the tender offer is not accepted by holders, TRU Propco I will use such funds as permitted by the indenture governing the Notes, including dividends to us.

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

Contractual Obligations and Commitments

Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Refer to the “CONTRACTUAL OBLIGATIONS” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 for details on our contractual obligations and commitments.

Subsequent to the end of the first quarter of fiscal 2011, there was a significant change in our contractual obligations and commitments related to Long-term debt and related interest as a result of the Joinder Agreement entered on May 25, 2011. See Note 2 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details.

Critical Accounting Policies

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 29, 2011 for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplementary pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Effective January 30, 2011, the Company has adopted ASU 2010-29. The adoption of ASU 2010-29 did not have an impact on our Condensed Consolidated Financial Statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). For reporting units with zero or negative carrying amounts, this ASU requires that an entity perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Effective January 30, 2011, the Company has adopted ASU 2010-28. The adoption of ASU 2010-28 did not have an impact on our Condensed Consolidated Financial Statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosure is intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, store openings, integration and remodeling, the development, implementation and integration of our Internet business, future financial or operational performance, projected sales or earnings per share for certain periods, comparable store net sales from one period to another, cost savings, results of store closings and restructurings, outcome or impact of pending or threatened litigation, domestic or international developments, nature, amount and allocation of future capital expenditures, growth initiatives, inventory levels, cost of goods, selection and type of merchandise, marketing positions, implementation of safety standards, future financings and other goals and targets and statements of the assumptions underlying or relating to any such statements.

These statements are subject to risks, uncertainties, and other factors, including, among others, the seasonality of our business, competition in the retail industry, economic factors and consumer spending patterns, the availability of adequate financing, access to trade credit, changes in consumer preferences, our dependence on key vendors for our merchandise, political and other developments associated with our international operations, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact our business, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on March 24, 2011, as well as our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the thirteen weeks ended April 30, 2011. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two Internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third Internet retailer filed a similar action and another consumer class action was commenced making similar allegations involving most of the same Defendants. In January 2011, the parties in the consumer class actions referenced above entered into a settlement agreement, which has been preliminarily approved by the District Court. As part of the settlement, in March 2011, the Company made a payment of approximately $17 million towards the overall settlement. In addition, in January 2011, the plaintiffs, the Company and certain other Defendants in the Internet retailer actions referenced above entered into a settlement agreement pursuant to which the Company made a payment of approximately $5 million towards the overall settlement. In addition, on or about November 23, 2010, the Company entered into a Stipulation with the Federal Trade Commission (“FTC”) ending the FTC’s investigation related to the Company’s compliance with a 1998 FTC Final Order and settling all claims in full. Pursuant to the settlement, in May 2011, the Company paid approximately $1 million as a civil penalty.

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

As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2011 and May 1, 2011, employees exercised 4,706 and 8,000 options, respectively, on a net settlement basis, which resulted in the issuance of 4,706 and 8,000 shares of Common Stock to these employees, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

TOYS “R” US, INC.
(Registrant)

Date: June 10, 2011	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Registrant, dated June 10, 2008 (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.1	Incremental Joinder Agreement, dated as of May 25, 2011, to the Amended and Restated Credit Agreement dated as of August 24, 2010 by and between, among others, Toys “R” Us-Delaware, Inc., as the borrower, Bank of America, N.A., as administrative agent, and the other agents and the lenders party thereto.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.