Form 10-Q
period 2011-07-30
TOYS R US INC
filed 2011-09-08
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2011
Commission file number 1-11609
______________________________________

TOYS “R” US, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	22-3260693
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Geoffrey Way Wayne, New Jersey	07470
(Address of principal executive offices)	(Zip code)
(973) 617-3500
(Registrant’s telephone number, including area code)
______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of September 1, 2011 there were outstanding 49,192,414 shares of common stock of Toys “R” Us, Inc.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	July 30, 2011	January 29, 2011	July 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$356	$1,013	$176
Accounts and other receivables	339	255	281
Merchandise inventories	2,442	2,104	2,309
Current deferred tax assets	112	107	99
Prepaid expenses and other current assets	155	145	160
Total current assets	3,404	3,624	3,025
Property and equipment, net	4,081	4,061	4,012
Goodwill	386	384	383
Deferred tax assets	214	215	169
Restricted cash	16	16	31
Other assets	541	532	476
Total Assets	$8,642	$8,832	$8,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,336	$1,560	$1,334
Accrued expenses and other current liabilities	712	903	700
Income taxes payable	42	57	33
Current portion of long-term debt	171	570	298
Total current liabilities	2,261	3,090	2,365
Long-term debt	5,363	4,718	5,055
Deferred tax liabilities	120	119	63
Deferred rent liabilities	326	310	300
Other non-current liabilities	251	252	274
Toys “R” Us, Inc. stockholders’ equity	321	343	39
Total Liabilities and Stockholders' Equity	$8,642	$8,832	$8,096
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions, except share data)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$2,648	$2,565	$5,284	$5,173
Cost of sales	1,623	1,606	3,281	3,270
Gross margin	1,025	959	2,003	1,903
Selling, general and administrative expenses	885	855	1,782	1,713
Depreciation and amortization	102	98	200	192
Other income, net	(10)	(17)	(20)	(29)
Total operating expenses	977	936	1,962	1,876
Operating earnings	48	23	41	27
Interest expense	(112)	(120)	(240)	(245)
Interest income	2	1	4	3
Loss before income taxes	(62)	(96)	(195)	(215)
Income tax benefit	28	82	94	145
Net loss	(34)	(14)	(101)	(70)
Less: Net loss attributable to noncontrolling interest	—	—	—	1
Net loss attributable to Toys “R” Us, Inc.	$(34)	$(14)	$(101)	$(69)

Loss per common share attributable to Toys “R” Us, Inc.:
Basic (Note 1)	$(0.69)	$(0.29)	$(2.06)	$(1.41)
Diluted (Note 1)	(0.69)	(0.29)	(2.06)	(1.41)
Weighted average shares used in computing per share amounts:
Basic (Note 1)	48,972,600	48,926,355	48,966,304	48,939,165
Diluted (Note 1)	48,972,600	48,926,355	48,966,304	48,939,165
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(In millions)	July 30, 2011	July 31, 2010
Cash Flows from Operating Activities:
Net loss	$(101)	$(70)
Adjustments to reconcile Net loss to net cash used in operating activities:
Depreciation and amortization	200	192
Amortization of debt issuance costs	18	24
Deferred income taxes	19	9
Other	20	10
Changes in operating assets and liabilities:
Accounts and other receivables	60	31
Merchandise inventories	(285)	(497)
Prepaid expenses and other operating assets	—	(3)
Accounts payable, accrued expenses and other liabilities	(493)	(521)
Income taxes payable and receivable	(152)	(138)
Net cash used in operating activities	(714)	(963)
Cash Flows from Investing Activities:
Capital expenditures	(141)	(117)
Decrease in restricted cash	1	13
Proceeds from sales of fixed assets	13	9
Purchase of marketable debt securities	—	(9)
Net cash used in investing activities	(127)	(104)
Cash Flows from Financing Activities:
Long-term debt borrowings	1,004	467
Long-term debt repayments	(827)	(307)
Capitalized debt issuance costs	(14)	(4)
Purchase of Toys-Japan shares	(1)	(19)
Other	(1)	(3)
Net cash provided by financing activities	161	134
Effect of exchange rate changes on cash and cash equivalents	23	(17)
Cash and cash equivalents:
Net decrease during period	(657)	(950)
Cash and cash equivalents at beginning of period	1,013	1,126
Cash and cash equivalents at end of period	$356	$176
Non-cash financing activities:
Non-cash purchase of Toys-Japan shares	$—	$2
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Toys “R” Us, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
(In millions)	Issued Shares	Treasury Amount
Balance, January 30, 2010	49	$(7)	$25	$112	$(45)	$85	$32	$117
Net loss	—	—	—	(69)	—	(69)	(1)	(70)
Unrealized gain on hedged transactions, net of tax	—	—	—	—	8	8	—	8
Foreign currency translation adjustments, net of tax	—	—	—	—	8	8	(1)	7
Total comprehensive loss						(53)	(2)	(55)
Acquisition of approximately 9% of Toys-Japan shares	—	—	3	—	6	9	(30)	(21)
Stock compensation expense	—	—	1	—	—	1	—	1
Repurchase of common stock	—	(6)	—	—	—	(6)	—	(6)
Issuance of common stock	—	3	—	—	—	3	—	3
Balance, July 31, 2010	49	$(10)	$29	$43	$(23)	$39	$—	$39

Balance, January 29, 2011	49	$(8)	$31	$280	$40	$343	$—	$343
Net loss	—	—	—	(101)	—	(101)	—	(101)
Unrealized loss on hedged transactions, net of tax	—	—	—	—	(1)	(1)	—	(1)
Unrealized actuarial gains, net of tax	—	—	—	—	1	1	—	1
Foreign currency translation adjustments, net of tax	—	—	—	—	75	75	—	75
Total comprehensive loss						(26)	—	(26)
Issuance of restricted stock	—	7	(7)	—	—	—	—	—
Amortization of restricted stock	—	—	1	—	—	1	—	1
Issuance of common stock	—	2	(1)	—	—	1	—	1
Stock compensation expense	—	—	2	—	—	2	—	2
Balance, July 30, 2011	49	$1	$26	$179	$115	$321	$—	$321

(1) For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of July 30, 2011, January 29, 2011, and July 31, 2010, the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity for the twenty-six weeks ended July 30, 2011 and July 31, 2010, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Consolidated Balance Sheet at January 29, 2011, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The results of operations for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 are not necessarily indicative of operating results for the full year.
Loss per share
Loss per share is computed as follows (in millions, except for share data):

	13 Weeks Ended
	July 30, 2011			July 31, 2010
	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount
Basic loss per share	$(34)	48,972,600	$(0.69)	$(14)	48,926,355	$(0.29)
Effect of dilutive share-based awards	—	—	—	—	—	—
Diluted loss per share	$(34)	48,972,600	$(0.69)	$(14)	48,926,355	$(0.29)

	26 Weeks Ended
	July 30, 2011			July 31, 2010
	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount
Basic loss per share	$(101)	48,966,304	$(2.06)	$(69)	48,939,165	$(1.41)
Effect of dilutive share-based awards	—	—	—	—	—	—
Diluted loss per share	$(101)	48,966,304	$(2.06)	$(69)	48,939,165	$(1.41)
Basic loss per share is computed by dividing Net loss attributable to Toys “R” Us, Inc. by the weighted average number of shares of common stock outstanding during the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010. Diluted loss per share is determined based on the dilutive effect of share-based awards using the treasury stock method.
For the thirteen weeks ended July 30, 2011 and July 31, 2010, the effect of dilutive stock-based awards would have been approximately 1.2 million and 1.1 million shares, respectively. As the Company incurred a Net loss for the thirteen week periods presented, these incremental shares have been excluded from the computation of diluted loss per share as the effect of their inclusion would be anti-dilutive.
For the twenty-six weeks ended July 30, 2011 and July 31, 2010, the effect of dilutive stock-based awards would have been approximately 1.2 million and 0.9 million shares, respectively. As the Company incurred a Net loss for the twenty-six week periods presented, these incremental shares have been excluded from the computation of diluted loss per share as the effect of their inclusion would be anti-dilutive.

2. Long-term debt
A summary of the Company’s consolidated Long-term debt as of July 30, 2011, January 29, 2011 and July 31, 2010 is outlined in the table below:

(In millions)	July 30, 2011	January 29, 2011	July 31, 2010
7.625% notes, due fiscal 2011 (1)(2)	$—	$503	$505
Toys-Japan 1.85%-2.85% loans due fiscals 2012-2016 (3)	194	177	175
Secured term loan facility, due fiscal 2012 (4)	—	—	798
Unsecured credit facility, due fiscal 2012 (4)	—	—	181
French real estate credit facility, due fiscal 2012	89	84	81
Spanish real estate credit facility, due fiscal 2012	184	175	168
U.K. real estate senior credit facility, due fiscal 2013	573	555	550
U.K. real estate junior credit facility, due fiscal 2013	100	97	96
7.875% senior notes, due fiscal 2013 (1)	397	396	396
Toys-Japan unsecured credit lines, expire fiscals 2012-2013 (5)	108	17	128
Secured revolving credit facility, expires fiscal 2015 (4)	173	—	53
European and Australian asset-based revolving credit facility, expires fiscal 2016 (6)	33	—	—
Secured term loan facility, due fiscal 2016 (4)	686	687	—
7.375% senior secured notes, due fiscal 2016 (4)	358	348	—
10.750% senior notes, due fiscal 2017 (7)	930	929	927
8.500% senior secured notes, due fiscal 2017 (8)	716	716	715
Incremental secured term loan facility, due fiscal 2018 (4)(9)	396	—	—
7.375% senior notes, due fiscal 2018 (1)	404	405	405
8.750% debentures, due fiscal 2021 (10)	22	22	22
Finance obligations associated with capital projects	128	123	108
Capital lease obligations	43	54	45
	5,534	5,288	5,353
Less current portion (11)	171	570	298
Total Long-term debt	$5,363	$4,718	$5,055

(1)	Represents obligations of Toys “R” Us, Inc. legal entity.

(2)
On June 24, 2011, we redeemed the 7.625% notes due fiscal 2011 (the "2011 Notes") with the net proceeds from a new tranche of term loans in an aggregate principal amount of $400 million ("Incremental Secured Term Loan") and borrowings from our secured revolving credit facility ("ABL Facility").

(3)	On February 28, 2011, Toys "R" Us - Japan, Ltd ("Toys-Japan") entered into a bank loan with a financial institution totaling ¥1.0 billion ($13 million at July 30, 2011).

(4)	Represents obligations of Toys “R” Us-Delaware, Inc. (“Toys–Delaware”).

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

(9)
On May 25, 2011, Toys-Delaware and certain of its subsidiaries issued the Incremental Secured Term Loan. Pursuant to the terms of the agreement, Toys-Delaware is required to make quarterly principal payments equal to 0.25% (approximately $4 million per year) of the original principal amount of the loan. As such, this amount has been classified as Current portion of Long-term debt on our Condensed Consolidated Balance Sheet as of July 30, 2011.

(10)	Represents obligations of Toys “R” Us, Inc. and Toys–Delaware.

(11)	Current portion of Long-term debt as of July 30, 2011 is primarily comprised of $102 million of Toys-Japan unsecured credit lines expiring on June 29, 2012 and $37 million of Toys-Japan 1.85%-2.85% loans ("Toys-Japan bank loans"). Current portion of Long-term debt as of January 29, 2011 is primarily comprised of $503 million of the 2011 Notes, which were redeemed on June 24, 2011. Current portion of Long-term debt as of July 31, 2010 is primarily comprised of $128 million of Toys-Japan unsecured credit lines and $133 million in Toys-Japan bank loans which have been subsequently refinanced on March 18, 2011 and September 30, 2010, respectively.
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
The amount of net assets that were subject to such restrictions was approximately $229 million, $872 million and $705 million as of July 30, 2011, January 29, 2011 and July 31, 2010, respectively. Our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. As of July 30, 2011, we have funds available to finance our operations under our European and Australian asset-based revolving credit facility through March 2016, our ABL Facility through August 2015 and our Toys – Japan unsecured credit lines with a Tranche maturing June 2012 and a Tranche maturing June 2013. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
The total fair values of our Long-term debt, with carrying values of approximately $5.5 billion, $5.3 billion and $5.4 billion at July 30, 2011, January 29, 2011 and July 31, 2010, were $5.7 billion, $5.4 billion and $5.3 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods.
Toys-Japan Unsecured Credit Lines, expires fiscals 2012 - 2013 ($108 million at July 30, 2011)
Toys—Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement Tranche 1 is available in amounts of up to ¥14.9 billion ($194 million at July 30, 2011), which expires on June 30, 2013, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.90% per annum. At July 30, 2011, we had outstanding borrowings of $6 million under Tranche 1, with $188 million of remaining availability.
On March 18, 2011, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥10.0 billion ($130 million at July 30, 2011), expiring on June 29, 2012, and bears an interest rate of TIBOR plus 0.80% per annum. We paid fees of $1 million to refinance Tranche 2, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At July 30, 2011, we had outstanding borrowings of $102 million under Tranche 2, with $28 million of remaining availability.
The agreement contains covenants, including, among other things, covenants that require Toys – Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys – Japan from paying dividends or making loans to affiliates without lender consent.
$1.85 billion ABL Facility, expires fiscal 2015 ($173 million at July 30, 2011)

At July 30, 2011, under our ABL Facility we had outstanding borrowings of $173 million, a total of $88 million of outstanding letters of credit and excess availability of $959 million. We are also subject to a minimum excess availability covenant, which was $125 million at July 30, 2011, with remaining availability of $834 million in excess of the covenant.
European ABL, expires fiscal 2016 ($33 million million at July 30, 2011)
On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for the European and Australian asset-based revolving credit facility (the “European ABL”) in order to extend the maturity date of the facility and amend certain other provisions. The European ABL facility as amended provides for a five-year £128 million asset-based senior secured revolving credit facility which will expire on March 8, 2016. Additionally, on April 29, 2011, we partially exercised the accordion feature which increased availability to include additional lender commitments. This increased the size of the facility from £128 million to £138 million ($227 million at July 30, 2011). Loans under the European ABL bear interest at a rate of London Interbank Offered Rate (“LIBOR”)/the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 2.50% through the second quarter of fiscal 2011 and thereafter 2.25%, 2.50% or 2.75% depending on historical excess availability. In addition, a commitment fee accrues on any unused portion of the commitments at a rate per annum of 0.375% or 0.50% based on usage. In connection with the amendment and restatement of the credit agreement, we incurred approximately $6 million in fees which are capitalized as deferred debt issuance costs and amortized over the term of the agreement.
Borrowings under the European ABL are subject, among other things, to the terms of a borrowing base derived from the value of eligible inventory and/or eligible accounts receivable of certain of Toys “R” Us Europe, LLC’s (“Toys Europe”) and Toys “R” Us Australia Holdings, LLC’s (“Toys Australia”) subsidiaries organized in Australia, England and France. The terms of the European ABL include a customary cash dominion trigger requiring the cash of certain of Toys Europe’s and Toys Australia’s subsidiaries to be applied to pay down outstanding loans if availability falls below certain thresholds. The European ABL also contains a springing fixed charge coverage ratio of 1.00 to 1.00 based on the EBITDA (as defined in the agreement governing the European ABL) and fixed charges of Toys Europe, Toys Australia and their subsidiaries. Borrowings under the European ABL are guaranteed by Toys Europe, Toys Australia and certain of their material subsidiaries, with certain customary local law limitations and to the extent such guarantees do not result in adverse tax consequences. Borrowings are secured by substantially all of the assets of Toys Europe, Toys Australia and the U.K. and Australian obligors, as well as by share pledges over the shares of certain other material subsidiaries and pledges over certain of their assets (including bank accounts and certain receivables). The European ABL contains covenants that, among other things, restrict the ability of Toys Europe and Toys Australia and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, repurchase or pay dividends or make certain other restricted payments on capital stock, make acquisitions or investments or engage in mergers or consolidations. At July 30, 2011, we had outstanding borrowings of $33 million and $101 million of availability under the European ABL.
Toys - Japan Bank Loans (1.85% to 2.85%), due fiscals 2012 - 2016 ($194 million at July 30, 2011)
Toys - Japan currently has six bank loans with various financial institutions totaling $194 million at July 30, 2011. On February 28, 2011, Toys-Japan entered into a bank loan with a financial institution totaling ¥1.0 billion ($13 million at July 30, 2011). The loan will mature on February 25, 2016 and bears an interest rate of 1.85% per annum. Fees paid in connection with this loan were nominal and are capitalized as deferred debt issuance costs and amortized over the term of the loan.
Incremental Secured Term Loan, due fiscal 2018 ($396 million at July 30, 2011)
On May 25, 2011, Toys-Delaware and certain of its subsidiaries entered into an Incremental Joinder Agreement (the “Joinder Agreement”) to the amended and restated Toys-Delaware's secured term loan agreement (“Secured Term Loan”). The Joinder Agreement added a new tranche of term loans in an aggregate principal amount of $400 million due fiscal 2018 (“Incremental Secured Term Loan”), which increased the size of the Secured Term Loan to an aggregate principal amount of $1.1 billion (“New Secured Term Loan”).
The Incremental Secured Term Loan was issued at a discount of $4 million which resulted in gross proceeds of $396 million. The gross proceeds were used to pay transaction fees of approximately $7 million, including fees payable to the Sponsors pursuant to their advisory agreement, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. Investment funds or accounts advised by Kohlberg Kravis Roberts & Co. L.P. (“KKR”) owned $50 million of the Incremental Secured Term Loan as of July 30, 2011. On June 24, 2011, the net proceeds from the Incremental Secured Term Loan along with borrowings from our ABL Facility were used to provide funds to redeem the outstanding principal amount of the 7.625% notes due fiscal 2011 (the “2011 Notes”) for a total redemption price, including interest and premiums, of approximately $519 million. The Incremental Secured Term Loan will mature on May 25, 2018, and bears interest at LIBOR (with a floor of 1.50%) plus 3.75%, which is subject to a step down of 0.25% based on total leverage.
The New Secured Term Loan contains customary covenants applicable to Toys-Delaware and certain of its subsidiaries, including, among other things, covenants that restrict the ability of Toys–Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. These covenants are subject to certain exceptions, including among other things, allowing unsecured later-maturing debt subject to a fixed charge coverage test, providing funds for the prepayment or repayment of the 2011 Notes and our 7.875% senior notes due fiscal 2013 subject to Toys-Delaware meeting a total leverage test, and the provision of exceptions allowing for Toys-Delaware and certain of its subsidiaries to make certain investments, pay certain dividends and make certain other restricted payments including a cumulative credit exception subject to Toys-Delaware meeting a fixed charge coverage test. If an event of default under the New Secured Term Loan occurs and is continuing, the principal amount outstanding, together with all accrued unpaid interest and other amounts owed may be declared immediately due and payable by the lenders. Pursuant to the terms of the agreement, Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($7 million and $4 million per year for the Secured Term Loan and the Incremental Secured Term Loan, respectively) of the original principal amount of the loans. Toys-Delaware may optionally prepay the outstanding principal balance of the Secured Term Loan and the Incremental Secured Term Loan at any time. As of August 24, 2011, no premium would be incurred to prepay the portion of the New Secured Term Loan that consists of the original Secured Term Loan; however, if Toys-Delaware prepays the outstanding principal balance of the Incremental Secured Term Loan on or prior to May 25, 2012, Toys-Delaware would pay a premium equal to 1% of the remaining balance.
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
7.625% notes, due fiscal 2011 ($0 million at July 30, 2011)
On June 24, 2011, we redeemed the outstanding principal amount of the 2011 Notes for a total redemption price, including interest and premiums, of approximately $519 million.
10.75% senior notes, due fiscal 2017 ($930 million at July 30, 2011)
In accordance with the indenture governing TRU Propco I’s 10.75% senior notes (the “Notes”), TRU Propco I commenced a tender offer on May 13, 2011 to purchase up to an aggregate principal amount of approximately $25 million of the Notes for cash. The tender offer expired on June 13, 2011, with no holders opting to tender at that time. Therefore, as permitted by the indenture, TRU Propco I made cash distributions of approximately $25 million to us on June 20, 2011.

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, EURIBOR, GBP LIBOR and TIBOR rates. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of July 30, 2011, our interest rate contracts have various maturity dates through September 2016. A portion of our interest rate swaps and caps as of July 30, 2011 are designated as cash flow and fair value hedges in accordance with Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive income (loss); the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. Reclassifications from Accumulated other comprehensive income (loss) to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a nominal amount of net gains over the next 12 months to Interest expense from Accumulated other comprehensive income (loss).
The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the changes in fair values of the derivatives and the underlying hedged item separately. For our derivative that is designated as a fair value hedge, we recorded approximately a $2 million and $3 million gain in earnings related to ineffectiveness for the thirteen and twenty-six weeks ended July 30, 2011, respectively.
Certain of our agreements with credit-risk related features contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. Additionally, we had one agreement, which expired in December 2010, with a provision which required that we maintain an investment grade credit rating from each of the major credit rating agencies. As our ratings were below investment grade during this agreement, we were required to post collateral for this contract. At July 30, 2011, January 29, 2011 and July 31, 2010, derivative liabilities related to agreements that contain credit-risk related features had a fair value of $10 million, $17 million and $28 million, respectively. As of July 31, 2010, we had a minimum collateral posting threshold with certain derivative counterparties and posted collateral of $16 million, which was recorded as Restricted cash on the Condensed Consolidated Balance Sheets. As of July 30, 2011 and January 29, 2011, respectively, we were not required to post collateral with any derivative counterparties.
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
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related features and are subject to master netting arrangements. Some of these agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At July 30, 2011, January 29, 2011 and July 31, 2010 derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $7 million, $2 million and $4 million, respectively. We are not required to post collateral for these contracts.
The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive income (loss) on our Condensed Consolidated Statements of Stockholders’ Equity for the twenty-six weeks ended July 30, 2011 and July 31, 2010:

	26 Weeks Ended
(In millions)	July 30, 2011	July 31, 2010
Derivatives designated as cash flow hedges:
Beginning balance	$—	$(15)
Derivative loss - Interest Rate Contracts	(1)	(3)
Loss reclassified from Accumulated other comprehensive income
(loss) - effective portion - Interest Rate Contracts	—	11
	(1)	8
Ending balance	$(1)	$(7)

The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Derivatives not designated for hedge accounting:
(Loss) gain on the change in fair value - Interest Rate Contracts	$(2)	$1	$(1)	$(4)
Gain (loss) on the change in fair value - Intercompany Loan
Foreign Exchange Contracts (1)	1	—	6	(9)
Gain (loss) on the change in fair value - Merchandise Purchases
Program Foreign Exchange Contracts	3	3	(13)	7
	2	4	(8)	(6)
Derivatives designated as cash flow hedges:
Loss reclassified from Accumulated other comprehensive income
(loss) (effective portion) - Interest Rate Contracts	—	(9)	—	(19)
Gain amortized from terminated cash flow hedges - Interest Rate
Contracts	—	—	—	1
	—	(9)	—	(18)
Derivative designated as fair value hedge:
Gain on the change in fair value (ineffective portion) - Interest
Rate Contracts	2	—	3	—
Total Interest expense	$4	$(5)	$(5)	$(24)

(1)
Gains and losses related to our short-term, intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and the related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of July 30, 2011, January 29, 2011 and July 31, 2010:

	July 30, 2011		January 29, 2011		July 31, 2010
	Notional	Fair Value Assets/	Notional	Fair Value Assets/	Notional	Fair Value Assets/
(In millions)	Amount	(Liabilities)	Amount	(Liabilities)	Amount	(Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Other assets	$700	$1	$700	$2	$800	$2
Accrued expenses and other current liabilities	—	—	—	—	750	(8)
Other non-current liabilities	153	(2)	143	(2)	3	—
Interest Rate Contract designated as fair value hedge:
Other assets	$350	$8	$—	$—	$—	$—
Other non-current liabilities	—	—	350	(5)	—	—
Interest Rate Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$—	$—	$—	$—	$1,400	$—
Other assets	1,611	2	1,611	4	1,511	3
Accrued expenses and other current liabilities	—	—	—	—	550	(5)
Other non-current liabilities	369	(10)	353	(10)	343	(15)
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$126	$2	$81	$—	$120	$5
Accrued expenses and other current liabilities	380	(12)	210	(2)	284	(4)
Total derivative contracts outstanding
Prepaid expenses and other current assets	$126	$2	$81	$—	$1,520	$5
Other assets	2,661	11	2,311	6	2,311	5
Total derivative assets(1)	$2,787	$13	$2,392	$6	$3,831	$10

Accrued expenses and other current liabilities	$380	$(12)	$210	$(2)	$1,584	$(17)
Other non-current liabilities	522	(12)	846	(17)	346	(15)
Total derivative liabilities(1)	$902	$(24)	$1,056	$(19)	$1,930	$(32)

(1)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.

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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of July 30, 2011, January 29, 2011 and July 31, 2010, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at July 30, 2011
Assets
Cash equivalents	$52	$—	$—	$52
Derivative financial instruments:
Interest rate contracts	—	3	8	11
Foreign exchange contracts	—	2	—	2
Total assets	$52	$5	$8	$65
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$2	$10	$12
Foreign exchange contracts	—	12	—	12
Total liabilities	$—	$14	$10	$24

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 29, 2011
Assets
Cash equivalents	$312	$—	$—	$312
Derivative financial instruments:
Interest rate contracts	—	6	—	6
Total assets	$312	$6	$—	$318
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$16	$17
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$3	$16	$19

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at July 31, 2010
Assets
Cash equivalents	$25	$—	$—	$25
Derivative financial instruments:
Interest rate contracts	—	2	3	5
Foreign exchange contracts	—	5	—	5
Total assets	$25	$7	$3	$35
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$13	$15	$28
Foreign exchange contracts	—	4	—	4
Total liabilities	$—	$17	$15	$32
The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010.

(In millions)	Level 3
Balance, January 29, 2011	$(16)
Unrealized gain	3
Balance, April 30, 2011	(13)
Unrealized gain	11
Balance, July 30, 2011	$(2)

(In millions)	Level 3
Balance, January 30, 2010	$(2)
Unrealized loss	(8)
Balance, May 1, 2010	(10)
Unrealized loss	(2)
Balance, July 31, 2010	$(12)
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

The following tables segregate all non-financial assets and liabilities measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy, based on the inputs used to determine fair value for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010. As of July 30, 2011 and July 31, 2010, we did not have any long-lived assets classified as Level 1 within the fair value hierarchy.

(In millions)	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$3	$2	$—	$1
Balance, April 30, 2011	3	2	—	1
Long-lived assets held and used	2	—	1	1
Balance, July 30, 2011	$5	$2	$1	$2

(In millions)	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$4	$3	$—	$1
Balance, May 1, 2010	4	3	—	1
Long-lived assets held and used	—	—	—	—
Balance, July 31, 2010	$4	$3	$—	$1

5. Income taxes
The following table summarizes our income tax benefit and effective tax rates for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Loss before income taxes	$(62)	$(96)	$(195)	$(215)
Income tax benefit	28	82	94	145
Effective tax rate	(45.2)%	(85.4)%	(48.2)%	(67.4)%
The effective tax rates for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 48.4% for the twenty-six weeks ended July 30, 2011 compared to 45.9% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to the increase in taxable permanent adjustments and a change in the mix of earnings between jurisdictions.
For the thirteen weeks ended July 30, 2011, our effective tax rate was impacted by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate. This was partially offset by a tax benefit of $1 million related to state income taxes. For the thirteen weeks ended July 31, 2010, our effective tax rate was impacted by tax benefits of $36 million resulting from changes to our liability for uncertain tax positions and a $1 million adjustment to current taxes payable.
For the twenty-six weeks ended July 30, 2011, our effective tax rate was impacted by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate. This was partially offset by a tax benefit of $2 million related to changes to our liability for uncertain tax positions and $1 million related to state income taxes. For the twenty-six weeks ended July 31, 2010, our effective tax rate was impacted by tax benefits of $38 million related to changes to our liability for uncertain tax positions, $4 million related to state income taxes, $3 million related to adjustments to deferred taxes and $3 million related to adjustments to current taxes payable. These tax benefits were partially offset by a tax expense of $2 million related to an increase in our valuation allowance.

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
Our percentages of consolidated Net sales by product category for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 were as follows:

	13 Weeks Ended		26 Weeks Ended
Domestic:	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Core Toy	11.0%	10.5%	10.8%	10.2%
Entertainment	7.7%	9.1%	8.5%	9.6%
Juvenile	48.1%	48.5%	49.4%	49.8%
Learning	15.3%	14.3%	15.0%	13.8%
Seasonal	16.4%	16.5%	14.8%	15.5%
Other (1)	1.5%	1.1%	1.5%	1.1%
Total	100%	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	13 Weeks Ended		26 Weeks Ended
International:	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Core Toy	18.7%	16.4%	18.3%	17.1%
Entertainment	9.1%	10.8%	10.0%	11.4%
Juvenile	27.7%	28.3%	28.1%	28.4%
Learning	21.9%	21.0%	22.2%	21.4%
Seasonal	21.6%	22.6%	20.4%	20.8%
Other (1)	1.0%	0.9%	1.0%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of license fees from unaffiliated third parties and other non-product related revenues.

A summary of financial results by reportable segment is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales
Domestic	$1,574	$1,600	$3,217	$3,271
International	1,074	965	2,067	1,902
Total Net sales	$2,648	$2,565	$5,284	$5,173
Operating earnings (loss)
Domestic (1)	$72	$57	$152	$133
International	51	39	43	37
Corporate and other	(75)	(73)	(154)	(143)
Operating earnings	48	23	41	27
Interest expense	(112)	(120)	(240)	(245)
Interest income	2	1	4	3
Loss before income taxes	$(62)	$(96)	$(195)	$(215)

(1)
Includes a $16 million non-cash cumulative correction of prior period straight-line lease accounting for the thirteen and twenty-six weeks ended July 31, 2010 and includes a reserve for certain legal matters of $17 million for the twenty-six weeks ended July 31, 2010.

(In millions)	July 30, 2011	January 29, 2011	July 31, 2010
Merchandise inventories
Domestic	$1,479	$1,383	$1,455
International	963	721	854
Total Merchandise inventories	$2,442	$2,104	$2,309

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
In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate, estimated amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons:  (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict.  However, based upon our historical experience with similar matters, we do not expect that any such additional losses would be material to our consolidated financial position, results of operations or cash flows.

8. Related party transactions
Transactions with the Sponsors — We are owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, KKR and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009. The advisory fee paid to the Sponsors increases 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. We recorded management and advisory fees expense of $5 million and $10 million for the thirteen and twenty-six weeks ended July 30, 2011, respectively. We recorded management and advisory fees expense of $5 million and $10 million for the thirteen and twenty-six weeks ended July 31, 2010, respectively. During each of the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010, we paid the Sponsors fees of less than $1 million for out-of-pocket expenses.
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
From time to time, the Sponsors or their affiliates may acquire debt or debt securities issued by us or our subsidiaries in open market transactions or through loan syndications. During the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010, affiliates of Vornado and investment funds or accounts advised by KKR, all of which are equity owners of the Company, held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $2 million and $7 million during the thirteen and twenty-six weeks ended July 30, 2011, respectively. The interest amounts paid on such debt and debt securities held by related parties were $3 million and $9 million during the thirteen and twenty-six weeks ended July 31, 2010, respectively.
In addition, under lease agreements with affiliates of Vornado, we or our affiliates paid an aggregate amount of approximately $2 million and $4 million for the thirteen and twenty-six weeks ended July 30, 2011, respectively, with respect to approximately 0.9% of our operated stores, which includes Toys “R” Us Express stores. Of these amounts, less than $1 million and approximately $1 million, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado. For the thirteen and twenty-six weeks ended July 31, 2010, we or our affiliates paid an aggregate amount of approximately $2 million and $4 million, respectively, with respect to approximately 1.0% of our operated stores, which includes Toys “R” Us Express stores. Of these amounts, less than $1 million and approximately $1 million, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado.
In connection with the Joinder Agreement entered into on May 25, 2011, we incurred approximately $4 million in advisory fees payable to the Sponsors pursuant to the terms of the advisory agreement. Investment funds or accounts advised by KKR owned $50 million of the Incremental Secured Term Loan as of July 30, 2011. See Note 2 entitled “Long-term debt” for further details.

9. Toys – Japan share acquisition
At January 30, 2010, we owned 31,226,284 shares or approximately 91% of Toys – Japan. At a special shareholders’ meeting of Toys – Japan on January 19, 2010, the shareholders approved (through various steps) an exchange of the remaining outstanding common stock of Toys – Japan (“Toys – Japan Common Stock”) for a new class of stock (“New Stock”) at an exchange ratio of 1 to 3,289,647. This exchange resulted in all noncontrolling public shareholders receiving a fractional share of New Stock. As Toys – Japan is not permitted to issue fractional shares, all shareholders entitled to fractional shares of New Stock are only entitled to cash in the amount of ¥587 for each share of Toys – Japan Common Stock held by such shareholder. The acquisition of the fractional shares was approved by the court on April 15, 2010, resulting in the purchase of approximately 9% of Toys – Japan for cash of approximately $21 million, of which $1 million is being held for payment to the fractional shareholders as of July 30, 2011. Effective as of April 15, 2010, our wholly-owned subsidiaries, Toys “R” Us Japan Holdings, Inc. and TRU Japan Holdings 2, LLC, were the sole shareholders of Toys – Japan. Upon acquisition of the additional ownership interest, the remaining Noncontrolling interest of $30 million was eliminated, and the difference between the purchase price paid and the carrying value of the Noncontrolling interest acquired was recognized as a net increase in Toys “R” Us, Inc. stockholders’ equity, consisting of a $3 million increase in Additional paid-in capital and a $6 million reduction in Accumulated other comprehensive loss.

10. Dispositions
During the thirteen weeks ended July 30, 2011, we sold idle properties for gross proceeds of $7 million resulting in a net loss of $1 million. During the twenty-six weeks ended July 30, 2011, we sold idle properties for gross proceeds of $13 million resulting in a net gain of $1 million.

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
On May 26, 2011, the Company granted 726,331 options under the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”). The options are granted at an exercise price equal to the fair value of the shares on the date of the grant and follow a graded vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting ratably over the subsequent two years. All options expire ten years from the date of the grant. Additionally, concurrent with the grant of options, an additional 263,645 awards were granted consisting of restricted stock and performance stock under the 2010 Incentive Plan, which have been valued at their fair market value of $60.00 per share. The restricted stock awards follow a graded vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting ratably over the subsequent two years. The performance stock awards cliff vest 100% on the third anniversary of the awards if the performance criteria have been met. The performance metrics are based 50% on our consolidated Adjusted Compensation EBITDA performance results and 50% on our total return on invested capital (ROIC) results, each over a three year period.
12. Recent accounting pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). The amendments in this ASU eliminate the current option to report other comprehensive income and its components in the Statement of Changes in Stockholder's Equity. The amendments in this ASU provide entities with two presentation alternatives. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The amendments are effective for public entities for fiscal years, and interim periods, within those years, beginning after December 15, 2011. Other than enhanced disclosures, the adoption of ASU 2011-05 is not expected to have a material impact on our Condensed Consolidated Financial Statements.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on our Condensed Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Our Business
We generate sales, earnings and cash flows by retailing merchandise in our core toy, entertainment, juvenile, learning and seasonal product categories worldwide. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses stores in 33 foreign countries and jurisdictions. As of July 30, 2011, there were 1,399 operated and 230 licensed “R” Us branded retail stores worldwide. In addition, as of July 30, 2011, we operated 91 Toys “R” Us Express stores (“Express stores”), including 25 Express stores with a cumulative lease term of at least two years which have been included in the Domestic store count. Domestic and International segments also include their respective Internet operations.
On March 11, 2011, an earthquake hit the Northeast coast of Japan, causing significant damage to the surrounding region. The Company's organization and assets in Japan were not materially damaged by the earthquake and resulting tsunami and no stores were closed for a significant period of time. For the twenty-six weeks ended July 30, 2011, we have not experienced a significant change in operating results and do not foresee a significant change in our Toys “R” Us-Japan, Ltd. (“Toys-Japan”) business throughout the remainder of fiscal 2011 as a result of the earthquake and resulting tsunami. We determined that the Toys-Japan reporting unit did not incur a triggering event for interim goodwill impairment testing as of the end of the second quarter of fiscal 2011.

Financial Performance
As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen and twenty-six weeks ended July 30, 2011 compared to the thirteen and twenty-six weeks ended July 31, 2010:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$2,648	$2,565	$5,284	$5,173
Gross margin	1,025	959	2,003	1,903
Gross margin as a percentage of Net sales	38.7%	37.4%	37.9%	36.8%
Selling, general and administrative expenses	$885	$855	$1,782	$1,713
Selling, general and administrative expenses as a percentage of Net sales	33.4%	33.3%	33.7%	33.1%
Net loss attributable to Toys “R” Us, Inc.	$(34)	$(14)	$(101)	$(69)
Net sales for the thirteen weeks and twenty-six weeks ended July 30, 2011 increased by $83 million and $111 million, respectively, compared to the same period last year primarily as a result of foreign currency translation which increased Net sales by approximately $116 million and $186 million, respectively. Excluding the impact of foreign currency translation, the decrease in Net sales for the thirteen and twenty-six weeks ended July 30, 2011 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decrease in the number of transactions, partially offset by an increase in net sales from our Internet operations and locations that were converted or relocated to our side-by-side (“SBS”) and “R” Superstore (“SSBS”) store formats. Additionally offsetting the decrease in Net sales for the thirteen and twenty-six weeks ended July 30, 2011 was an increase in net sales from new locations.
Gross margin, as a percentage of Net sales, for the thirteen and twenty-six weeks ended July 30, 2011 was primarily impacted by improvements in sales mix and margin rate improvements in certain categories.
Selling, general and administrative expenses (“SG&A”) for the thirteen weeks ended July 30, 2011 increased compared to the same period last year primarily as a result of foreign currency translation which increased SG&A by approximately $41 million. Excluding the impact of foreign currency translation, SG&A decreased primarily due to a prior year non-cash cumulative straight-line lease accounting correction, as well as a decrease in professional fees, partially offset by an increase in payroll expenses. SG&A for the twenty-six weeks ended July 30, 2011 increased compared to the same period last year primarily as a result of foreign currency translation which increased SG&A by approximately $65 million. Excluding the impact of foreign currency translation, SG&A increased primarily as a result of an increase in expenses associated with payroll, rent and fulfillment of increased online sales. These increases were offset by a decrease in litigation settlement expenses for certain legal matters and a prior year non-cash cumulative straight-line lease accounting correction.
Net loss attributable to Toys “R” Us, Inc. for the thirteen weeks ended July 30, 2011 increased primarily as a result of a decrease in Income tax benefit and an increase in SG&A, partially offset by an increase in Gross margin compared to the same period last year. Net loss attributable to Toys “R” Us, Inc. for the twenty-six weeks ended July 30, 2011 increased primarily as a result of an increase in SG&A and decreases in Income tax benefit and Other income, net, partially offset by an increase in Gross margin compared to the same period last year.

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
The following table discloses the change in our comparable store net sales for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011 vs. 2010	July 31, 2010 vs. 2009	July 30, 2011 vs. 2010	July 31, 2010 vs. 2009

Domestic	(2.2)%	0.6%	(2.1)%	1.3%
International	(2.2)%	(3.2)%	(2.0)%	(2.4)%

Percentage of Net Sales by Product Category

	13 Weeks Ended		26 Weeks Ended
Domestic:	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Core Toy	11.0%	10.5%	10.8%	10.2%
Entertainment	7.7%	9.1%	8.5%	9.6%
Juvenile	48.1%	48.5%	49.4%	49.8%
Learning	15.3%	14.3%	15.0%	13.8%
Seasonal	16.4%	16.5%	14.8%	15.5%
Other (1)	1.5%	1.1%	1.5%	1.1%
Total	100%	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	13 Weeks Ended		26 Weeks Ended
International:	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Core Toy	18.7%	16.4%	18.3%	17.1%
Entertainment	9.1%	10.8%	10.0%	11.4%
Juvenile	27.7%	28.3%	28.1%	28.4%
Learning	21.9%	21.0%	22.2%	21.4%
Seasonal	21.6%	22.6%	20.4%	20.8%
Other (1)	1.0%	0.9%	1.0%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of license fees from unaffiliated third parties and other non-product related revenues.

Store Count by Segment

	July 30, 2011	July 31, 2010	Change
Domestic (1)(3)	874	848	26
International - Operated (2)	525	515	10
International - Licensed	230	211	19
Total (3)	1,629	1,574	55

(1)
Store count as of July 30, 2011 includes 117 SBS stores, 32 SSBS stores, 14 Babies “R” Us Express (“BRU Express”) stores and 65 Juvenile Expansions. Store count as of July 31, 2010 included 76 SBS stores, 26 SSBS stores, 14 BRU Express stores and 65 Juvenile Expansions.

(2)	Store count as of July 30, 2011 includes 131 SBS stores and eight BRU Express stores. Store count as of July 31, 2010 included 91 SBS stores and two BRU Express stores.

(3)
Express stores with a cumulative lease term of at least two years are included in our overall store count, while the remaining locations are excluded. As of July 30, 2011, there were 76 Domestic and 15 International Express stores open, 25 of which have been included in our overall store count within our Domestic segment. As of July 31, 2010, there were 145 Domestic Express stores open and six International Express stores open. None of the Express stores were included in our overall store count as of July 31, 2010.

Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 30, 2011	July 31, 2010	Change	July 30, 2011	July 31, 2010	Change
Toys “R” Us - Consolidated	$(34)	$(14)	$(20)	$(101)	$(69)	$(32)
Net loss attributable to Toys “R” Us, Inc. increased by $20 million to $34 million for the thirteen weeks ended July 30, 2011, compared to $14 million for the same period last year. The increase in Net loss attributable to Toys “R” Us, Inc. was primarily due to a decrease in Income tax benefit of $54 million, and an increase in SG&A of $30 million predominantly related to foreign currency translation and payroll expenses, partially offset by a prior year non-cash cumulative straight-line lease accounting correction and a decrease in professional fees. Partially offsetting these amounts was an increase in Gross margin of $66 million primarily due to foreign currency translation, improvements in sales mix and margin rate improvements in certain categories.
Net loss attributable to Toys “R” Us, Inc. increased by $32 million to $101 million for the twenty-six weeks ended July 30, 2011, compared to $69 million for the same period last year. The increase in Net loss attributable to Toys “R” Us, Inc. was primarily due to an increase in SG&A of $69 million predominantly related to foreign currency translation. Excluding the impact of foreign currency translation, SG&A increased primarily as a result of an increase in expenses associated with payroll, rent and fulfillment of increased online sales, offset by a decrease in litigation settlement expenses for certain legal matters and a prior year non-cash cumulative straight-line lease accounting correction. Additionally contributing to the loss was a decrease in Income tax benefit of $51 million, and a decrease in Other income, net of $9 million. Partially offsetting these amounts was an increase in Gross margin of $100 million primarily due to foreign currency translation, improvements in sales mix and margin rate improvements in certain categories.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010
Domestic	$1,574	$1,600	$(26)	(1.6)%	59.4%	62.4%
International	1,074	965	109	11.3%	40.6%	37.6%
Toys “R” Us - Consolidated	$2,648	$2,565	$83	3.2%	100.0%	100.0%
Net sales increased by $83 million or 3.2%, to $2,648 million for the thirteen weeks ended July 30, 2011, compared to $2,565 million for the same period last year. Net sales for the thirteen weeks ended July 30, 2011 included the impact of foreign currency translation which increased Net sales by approximately $116 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for the thirteen weeks ended July 30, 2011 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decrease in the number of transactions, partially offset by an increase in net sales from our Internet operations and locations that were converted or relocated to our SBS and SSBS store formats. Additionally offsetting the decrease in Net sales was an increase in net sales from new locations.

	26 Weeks Ended
					Percentage of Net Sales
($ In millions)	July 30, 2011	July 31, 2010	$ Change	% Change	July 30, 2011	July 31, 2010
Domestic	$3,217	$3,271	$(54)	(1.7)%	60.9%	63.2%
International	2,067	1,902	165	8.7%	39.1%	36.8%
Toys “R” Us - Consolidated	$5,284	$5,173	$111	2.1%	100.0%	100.0%
Net sales increased by $111 million or 2.1%, to $5,284 million for the twenty-six weeks ended July 30, 2011, compared to $5,173 million for the same period last year. Net sales for the twenty-six weeks ended July 30, 2011 included the impact of foreign currency translation which increased Net sales by approximately $186 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for the twenty-six weeks ended July 30, 2011 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decrease in the number of transactions, partially offset by an increase in net sales from our Internet operations and locations that were converted or relocated to our SBS and SSBS store formats. Additionally offsetting the decrease in Net sales was an increase in net sales from new locations.
Domestic
Net sales for the Domestic segment decreased by $26 million or 1.6%, to $1,574 million for the thirteen weeks ended July 30, 2011, compared to $1,600 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 2.2%, partially offset by an increase in net sales from new locations.
The decrease in comparable store net sales resulted primarily from decreases in our entertainment and juvenile categories. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our juvenile category was primarily due to decreased sales of baby gear and commodities. Partially offsetting these decreases were increases in our core toy and learning categories. The increase in our core toy category was primarily due to increased sales of model cars. The increase in our learning category was primarily due to increased sales of construction toys and educational products.
Net sales for the Domestic segment decreased by $54 million or 1.7%, to $3,217 million for the twenty-six weeks ended July 30, 2011, compared to $3,271 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 2.1%, partially offset by an increase in net sales from new locations.
The decrease in comparable store net sales resulted primarily from decreases in our seasonal, entertainment and juvenile categories. The decrease in our seasonal category was primarily due to decreased sales of outdoor products. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our juvenile category was primarily due to decreased sales of commodities and baby gear. Partially offsetting these decreases was an increase in our learning category. The increase in our learning category was primarily due to increased sales of construction toys and educational products.
International
Net sales for the International segment increased by $109 million or 11.3%, to $1,074 million for the thirteen weeks ended July 30, 2011, compared to $965 million for the same period last year. Excluding a $116 million increase in Net sales due to foreign currency translation, International Net sales decreased primarily as a result of a decrease in comparable store net sales of 2.2%. Partially offsetting the decrease was an increase in net sales from new locations.
The decrease in comparable store net sales resulted primarily from decreases in our entertainment, seasonal and juvenile categories. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our seasonal category was primarily due to decreased sales of outdoor products. The decrease in our juvenile category was primarily due to a decline in sales of commodities and baby gear. Partially offsetting these decreases was an increase in our core toy category primarily as a result of strong sales of action figures.
Net sales for the International segment increased by $165 million or 8.7%, to $2,067 million for the twenty-six weeks ended July 30, 2011, compared to $1,902 million for the same period last year. Excluding a $186 million increase in Net sales due to foreign currency translation, International Net sales decreased primarily as a result of a decrease in comparable store net sales of 2.0%. Partially offsetting the decrease was an increase in net sales from new locations.
The decrease in comparable store net sales resulted primarily from decreases in our entertainment, seasonal and juvenile categories. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our seasonal category was primarily due to decreased sales of outdoor products. The decrease in our juvenile category was primarily due to a decline in sales of commodities and baby gear. Partially offsetting these decreases was an increase in our core toy category primarily as a result of strong sales of action figures.

Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	July 30, 2011	July 31, 2010	$ Change	July 30, 2011	July 31, 2010	Change
Domestic	$583	$584	$(1)	37.0%	36.5%	0.5%
International	442	375	67	41.2%	38.9%	2.3%
Toys “R” Us - Consolidated	$1,025	$959	$66	38.7%	37.4%	1.3%
Gross margin increased by $66 million to $1,025 million for the thirteen weeks ended July 30, 2011, compared to $959 million for the same period last year. Foreign currency translation accounted for approximately $48 million of the increase in Gross margin. Gross margin, as a percentage of Net sales, increased by 1.3 percentage points for the thirteen weeks ended July 30, 2011 compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by improvements in sales mix and margin rate improvements in certain categories.

	26 Weeks Ended
				Percentage of Net Sales
($ In millions)	July 30, 2011	July 31, 2010	$ Change	July 30, 2011	July 31, 2010	Change
Domestic	$1,183	$1,183	$—	36.8%	36.2%	0.6%
International	820	720	100	39.7%	37.9%	1.8%
Toys “R” Us - Consolidated	$2,003	$1,903	$100	37.9%	36.8%	1.1%
Gross margin increased by $100 million to $2,003 million for the twenty-six weeks ended July 30, 2011, compared to $1,903 million for the same period last year. Foreign currency translation accounted for approximately $74 million of the increase in Gross margin. Gross margin, as a percentage of Net sales, increased by 1.1 percentage points for the twenty-six weeks ended July 30, 2011 compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by improvements in sales mix and margin rate improvements in certain categories.
Domestic
Gross margin decreased by $1 million to $583 million for the thirteen weeks ended July 30, 2011, compared to $584 million for the same period last year. Gross margin, as a percentage of Net sales, for the thirteen weeks ended July 30, 2011 increased by 0.5 percentage points compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix away from lower margin products, predominantly in the entertainment category, and margin rate improvements within the seasonal and juvenile categories.
Gross margin for the twenty-six weeks ended July 30, 2011 was $1,183 million, consistent with the same period last year. Gross margin, as a percentage of Net sales, for the twenty-six weeks ended July 30, 2011 increased by 0.6 percentage points compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix away from lower margin products, predominantly in the entertainment category, and margin rate improvements within the seasonal and juvenile categories.
International
Gross margin increased by $67 million to $442 million for the thirteen weeks ended July 30, 2011, compared to $375 million for the same period last year. Foreign currency translation accounted for approximately $48 million of the increase in Gross margin. Gross margin, as a percentage of Net sales, for the thirteen weeks ended July 30, 2011 increased by 2.3 percentage points compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix away from lower margin products, predominantly in the entertainment category, and margin rate improvements within the juvenile category.
Gross margin increased by $100 million to $820 million for the twenty-six weeks ended July 30, 2011, compared to $720 million for the same period last year. Foreign currency translation accounted for approximately $74 million of the increase in Gross margin. Gross margin, as a percentage of Net sales, for the twenty-six weeks ended July 30, 2011 increased by 1.8 percentage points compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix away from lower margin products, predominantly in the entertainment category, and margin rate improvements within the juvenile category.

Selling, General and Administrative Expenses
The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	July 30, 2011	July 31, 2010	$ Change	July 30, 2011	July 31, 2010	Change
Toys “R” Us - Consolidated	$885	$855	$30	33.4%	33.3%	0.1%
SG&A increased by $30 million to $885 million for the thirteen weeks ended July 30, 2011, compared to $855 million for the same period last year. Foreign currency translation accounted for approximately $41 million of the increase in SG&A. As a percentage of Net sales, SG&A increased by 0.1 percentage point.
Excluding the impact of foreign currency translation, SG&A decreased primarily due to a $16 million non-cash cumulative straight-line lease accounting correction recorded in the second quarter of fiscal 2010 as well as a decrease in professional fees of $3 million. These decreases were partially offset by an increase in payroll expenses of $8 million primarily due to other compensation costs and additional store support in new stores and remodels.

	26 Weeks Ended
				Percentage of Net Sales
($ In millions)	July 30, 2011	July 31, 2010	$ Change	July 30, 2011	July 31, 2010	Change
Toys “R” Us - Consolidated	$1,782	$1,713	$69	33.7%	33.1%	0.6%
SG&A increased by $69 million to $1,782 million for the twenty-six weeks ended July 30, 2011, compared to $1,713 million for the same period last year. Foreign currency translation accounted for approximately $65 million of the increase in SG&A. As a percentage of Net sales, SG&A increased by 0.6 percentage points.
Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to an increase in payroll expenses of $21 million primarily related to other compensation expenses as well as additional store support for new stores and remodels, an increase in rent expense of $10 million associated with new locations and an increase of $4 million associated with the fulfillment of increased online sales. These increases were offset by a decrease in litigation settlement expenses for certain legal matters of approximately $17 million recorded in the first quarter of fiscal 2010 as well as a non-cash cumulative straight-line lease accounting correction of $16 million recorded in the second quarter of fiscal 2010.

Depreciation and Amortization

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 30, 2011	July 31, 2010	Change	July 30, 2011	July 31, 2010	Change
Toys “R” Us - Consolidated	$102	$98	$4	$200	$192	$8
Depreciation and amortization increased by $4 million to $102 million for the thirteen weeks ended July 30, 2011, compared to

$98 million for the same period last year. Foreign currency translation increased depreciation and amortization by approximately $3 million.
Depreciation and amortization increased by $8 million to $200 million for the twenty-six weeks ended July 30, 2011, compared to $192 million for the same period last year. The increase was primarily due to foreign currency translation which increased depreciation and amortization by approximately $5 million, as well as the addition of new and relocated locations to our SBS and SSBS formats and improvements and enhancements in our information technology systems.

Other Income, Net
Other income, net includes the following:

•	gift card breakage income;

•	credit card program income;

•	impairment on long-lived assets;

•	net gains on sales of properties;

•	foreign exchange gains and losses; and

•	other operating income and expenses.

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 30, 2011	July 31, 2010	Change	July 30, 2011	July 31, 2010	Change
Toys “R” Us - Consolidated	$10	$17	$(7)	$20	$29	$(9)
Other income, net decreased by $7 million to $10 million for the thirteen weeks ended July 30, 2011, compared to $17 million for the same period last year. The decrease was primarily due to a decrease of $5 million in net gains on sales of properties.
Other income, net decreased by $9 million to $20 million for the twenty-six weeks ended July 30, 2011, compared to $29 million for the same period last year. The decrease was primarily due to a decrease of $4 million in credit card program income and a decrease of $3 million in net gains on sales of properties.

Interest Expense

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 30, 2011	July 31, 2010	Change	July 30, 2011	July 31, 2010	Change
Toys “R” Us - Consolidated	$(112)	$(120)	$8	$(240)	$(245)	$5
Interest expense decreased by $8 million to $112 million for the thirteen weeks ended July 30, 2011, compared to $120 million for the same period last year. The decrease was primarily due to a decrease in amortization of deferred financing fees of $3 million and a reduction of $3 million in charges related to our derivative instruments.
Interest expense decreased by $5 million to $240 million for the twenty-six weeks ended July 30, 2011, compared to $245 million for the same period last year. The decrease was primarily related to lower effective interest rates primarily due to the expiration of certain interest rate swaps in fiscal 2010.

Interest Income

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 30, 2011	July 31, 2010	Change	July 30, 2011	July 31, 2010	Change
Toys “R” Us - Consolidated	$2	$1	$1	$4	$3	$1
Interest income increased by $1 million for the thirteen and twenty-six weeks ended July 30, 2011, respectively, compared to the same periods last year.

Income Tax Benefit
The following table summarizes our income tax benefit and effective tax rates for the thirteen and twenty-six weeks ended

July 30, 2011 and July 31, 2010:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Loss before income taxes	$(62)	$(96)	$(195)	$(215)
Income tax benefit	28	82	94	145
Effective tax rate	(45.2)%	(85.4)%	(48.2)%	(67.4)%
The effective tax rates for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 48.4% for the twenty-six weeks ended July 30, 2011 compared to 45.9% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to the increase in taxable permanent adjustments and a change in the mix of earnings between jurisdictions.
For the thirteen weeks ended July 30, 2011, our effective tax rate was impacted by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate. This was partially offset by a tax benefit of $1 million related to state income taxes. For the thirteen weeks ended July 31, 2010, our effective tax rate was impacted by tax benefits of $36 million resulting from changes to our liability for uncertain tax positions and a $1 million adjustment to current taxes payable.
For the twenty-six weeks ended July 30, 2011, our effective tax rate was impacted by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate. This was partially offset by a tax benefit of $2 million related to changes to our liability for uncertain tax positions and $1 million related to state income taxes. For the twenty-six weeks ended July 31, 2010, our effective tax rate was impacted by tax benefits of $38 million related to changes to our liability for uncertain tax positions, $4 million related to state income taxes, $3 million related to adjustments to deferred taxes and $3 million related to adjustments to current taxes payable. These tax benefits were partially offset by a tax expense of $2 million related to an increase in our valuation allowance.
Our expectation of our full year effective tax rate for fiscal 2011 (which includes our forecasted annualized effective tax rate, adjusted for full year discrete items) has not materially changed from our initial expectation disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Liquidity and Capital Resources

Overview
As of July 30, 2011, we were in compliance with all of our covenants related to our outstanding debt. At July 30, 2011, under our $1.85 billion secured revolving credit facility (“ABL Facility”), we had outstanding borrowings of $173 million, a total of $88 million of outstanding letters of credit and excess availability of $959 million. We are also subject to the minimum excess availability covenant, which was $125 million at July 30, 2011, with remaining availability of $834 million in excess of the covenant.
Toys-Japan currently has a credit agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥14.9 billion ($194 million at July 30, 2011), and expires on June 30, 2013. At July 30, 2011, we had outstanding borrowings of $6 million under Tranche 1, with $188 million of remaining availability.
On March 18, 2011, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥10.0 billion ($130 million at July 30, 2011), expiring on June 29, 2012. At July 30, 2011, we had outstanding short-term borrowings of $102 million under Tranche 2, with $28 million of remaining availability.
On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for our European and Australian asset-based revolving credit facility (the “European ABL”) in order to extend the maturity date of the facility and amend certain other provisions. The European ABL facility as amended provides for a five-year £128 million asset-based senior secured revolving credit facility which will expire on March 8, 2016. Additionally, on April 29, 2011, we partially exercised the accordion feature which increased availability to include additional lender commitments. This increased the size of the facility from £128 million to £138 million ($227 million at July 30, 2011). At July 30, 2011, we had outstanding borrowings of $33 million and $101 million of availability under the European ABL.
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
The following table discloses our capital expenditures for the twenty-six weeks ended July 30, 2011 and July 31, 2010:

	26 Weeks Ended
(In millions)	July 30, 2011	July 31, 2010
Conversion projects (1)	$43	$53
New Stores (2)	36	10
Information technology	28	26
Distribution centers	21	12
Other store-related projects (3)	13	16
Total capital expenditures	$141	$117

(1)	Primarily includes SBS conversions as well as other remodels pursuant to our juvenile integration strategy.

(2)	Primarily includes SSBS and SBS relocations as well as single format stores (including Express stores).

(3)	Includes other store-related projects (other than conversion projects) such as store updates.

Cash Flows

	26 Weeks Ended
(In millions)	July 30, 2011	July 31, 2010	$ Change
Net cash used in operating activities	$(714)	$(963)	$249
Net cash used in investing activities	(127)	(104)	(23)
Net cash provided by financing activities	161	134	27
Effect of exchange rate changes on cash and cash equivalents	23	(17)	40
Net decrease during period in cash and cash equivalents	$(657)	$(950)	$293

Cash Flows Used In Operating Activities
During the twenty-six weeks ended July 30, 2011, net cash used in operating activities was $714 million, compared to $963 million for the twenty-six weeks ended July 31, 2010. The decrease in net cash used in operating activities was primarily the result of a decrease in purchases of merchandise inventories related to the early replenishment of inventory in fiscal 2010 for fiscal 2011 at our existing locations as well as new stores partially driven by an effort to benefit from favorable vendor pricing.

Cash Flows Used In Investing Activities
During the twenty-six weeks ended July 30, 2011, net cash used in investing activities was $127 million, compared to $104 million for the twenty-six weeks ended July 31, 2010. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures of $24 million.

Cash Flows Provided by Financing Activities
During the twenty-six weeks ended July 30, 2011, net cash provided by financing activities was $161 million, compared to $134 million for the twenty-six weeks ended July 31, 2010. The increase in net cash provided by financing activities was primarily due to $19 million paid in connection with the purchase of additional shares of Toys-Japan in the prior year period and a $17 million increase in net debt borrowings.

Debt
Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details regarding our debt and any of the transactions described below.
As of July 30, 2011, we had total indebtedness of approximately $5.5 billion, of which $3.3 billion was secured indebtedness. During the twenty-six weeks ended July 30, 2011, we made the following significant changes to our debt structure:

•	On February 28, 2011, Toys-Japan entered into a bank loan with a financial institution totaling ¥1.0 billion ($13 million at July 30, 2011). The loan will mature on February 25, 2016.

•
On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for the European and Australian asset-based revolving credit facility (“European ABL”) in order to extend the maturity date of the facility and amend certain other provisions. The European ABL facility as amended provides for a five-year £128 million asset-based senior secured revolving credit facility which will expire on March 8, 2016. Additionally, on April 29, 2011, we partially exercised the accordion feature which increased availability to include additional lender commitments. This increased the size of the facility from £128 million to £138 million ($227 million at July 30, 2011).

•
On March 18, 2011, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥10.0 billion ($130 million at July 30, 2011), expiring on June 29, 2012.

•
On May 13, 2011, in accordance with the indenture governing Toys “R” Us Property Company I, LLC’s (“TRU Propco I”) 10.75% senior notes (the “Notes”), TRU Propco I commenced a tender offer to purchase up to an aggregate principal amount of approximately $25 million of the Notes for cash. Therefore, as permitted by the indenture, TRU Propco I made cash distributions of approximately $25 million to us on June 20, 2011.

•
On May 25, 2011, Toys-Delaware and certain of its subsidiaries entered into an Incremental Joinder Agreement (the “Joinder Agreement”) to the amended and restated Toys-Delaware's secured term loan agreement ("Secured Term Loan"). The Joinder Agreement added a new tranche of term loans in an aggregate principal amount of $400 million due fiscal 2018 (“Incremental Secured Term Loan”), which increased the size of the Secured Term Loan to an aggregate principal amount of $1.1 billion. The Incremental Secured Term Loan was issued at a discount of $4 million which resulted in gross proceeds of $396 million.

•
On June 24, 2011, the net proceeds from the Incremental Secured Term Loan along with borrowings from our ABL Facility were used to provide funds to redeem the outstanding principal amount of the 7.625% notes due fiscal 2011 (the “2011 Notes”) for a total redemption price, including interest and premiums, of approximately $519 million.

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

Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Due to the change in our Long-term debt during the twenty-six weeks ended July 30, 2011 described in Note 2 to the Condensed Consolidated Financial Statements entitled "Long-term debt", we have provided updated long-term debt and interest payment information. The following table summarizes our contractual obligations associated with our long-term debt and related interest payments as of July 30, 2011.

	Payments Due By Period
(In millions)	Remainder of Fiscal 2011	Fiscals 2012 & 2013	Fiscals 2014 & 2015	Fiscal 2016 and thereafter	Total
Long-term debt (1)(2)	$16	$1,563	$291	$3,525	$5,395
Interest payments (3)	190	698	583	465	1,936
Total	$206	$2,261	$874	$3,990	$7,331

(1)
Reflects the issuance of Toys-Delaware's Incremental Secured Term Loan, the proceeds of which along with borrowings from our ABL Facility were used to redeem the 2011 Notes. See Note 2 to our Condensed Consolidated Financial Statements entitled "Long-term debt" for further details.

(2)	Excludes finance obligations associated with capital projects and capital lease obligations.

(3)	Interest payments for our ABL Facility, European ABL and our Toys-Japan unsecured credit lines were estimated based on the average borrowings under each of the facilities for the last twelve months.

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
There has been no significant change in our exposure to market risk during the twenty-six weeks ended July 30, 2011. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate, estimated amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons:  (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict.  However, based upon our historical experience with similar matters, we do not expect that any such additional losses would be material to our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors
As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On July 15, 2011, a former employee exercised 11,962 options, which resulted in the issuance of 11,962 shares of Common Stock to this employee, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

TOYS “R” US, INC.
(Registrant)

Date: September 8, 2011	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 10, 2008 (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

3.2
Amended and Restated By-Laws of the Registrant, dated June 10, 2008 (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.1
Incremental Joinder Agreement, dated as of May 25, 2011, to the Amended and Restated Credit Agreement dated as of August 24, 2010 by and between, among others, Toys "R" Us-Delaware, Inc., as the borrower, Bank of America, N.A., as administrative agent, and the other agents and the lenders party thereto (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on June 10, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase