Form 10-Q
period 2011-10-29
TOYS R US INC
filed 2011-12-09
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2011
Commission file number 1-11609
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
______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of December 1, 2011 there were outstanding 49,200,840 shares of common stock of Toys “R” Us, Inc.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	October 29, 2011	January 29, 2011	October 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$432	$1,013	$272
Accounts and other receivables	257	249	219
Merchandise inventories	3,626	2,104	3,425
Income tax receivable	251	6	266
Current deferred tax assets	110	107	97
Prepaid expenses and other current assets	168	145	184
Total current assets	4,844	3,624	4,463
Property and equipment, net	4,088	4,061	4,084
Goodwill	387	384	385
Deferred tax assets	213	215	162
Restricted cash	16	16	23
Other assets	557	532	524
Total Assets	$10,105	$8,832	$9,641

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,201	$1,560	$2,169
Accrued expenses and other current liabilities	837	903	819
Income taxes payable	41	57	29
Current portion of long-term debt	163	570	550
Total current liabilities	3,242	3,090	3,567
Long-term debt	5,947	4,718	5,409
Deferred tax liabilities	130	119	94
Deferred rent liabilities	327	310	305
Other non-current liabilities	249	252	269
Toys “R” Us, Inc. stockholders’ equity (deficit)	210	343	(3)
Total Liabilities and Stockholders' Equity (Deficit)	$10,105	$8,832	$9,641
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions, except share data)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	$2,700	$2,719	$7,984	$7,892
Cost of sales	1,714	1,732	4,995	5,002
Gross margin	986	987	2,989	2,890
Selling, general and administrative expenses	973	957	2,755	2,670
Depreciation and amortization	99	93	299	285
Other income, net	(11)	(1)	(31)	(30)
Total operating expenses	1,061	1,049	3,023	2,925
Operating loss	(75)	(62)	(34)	(35)
Interest expense	(106)	(158)	(346)	(403)
Interest income	2	2	6	5
Loss before income taxes	(179)	(218)	(374)	(433)
Income tax benefit	86	125	180	270
Net loss	(93)	(93)	(194)	(163)
Less: Net loss attributable to noncontrolling interest	—	—	—	1
Net loss attributable to Toys “R” Us, Inc.	$(93)	$(93)	$(194)	$(162)

Loss per common share attributable to Toys “R” Us, Inc.:
Basic (Note 1)	$(1.90)	$(1.90)	$(3.96)	$(3.31)
Diluted (Note 1)	(1.90)	(1.90)	(3.96)	(3.31)
Weighted average shares used in computing per share amounts:
Basic (Note 1)	48,989,686	48,928,139	48,974,110	48,935,524
Diluted (Note 1)	48,989,686	48,928,139	48,974,110	48,935,524
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(In millions)	October 29, 2011	October 30, 2010
Cash Flows from Operating Activities:
Net loss	$(194)	$(163)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	299	285
Amortization and write-off of debt issuance costs	27	61
Deferred income taxes	23	55
Other	13	31
Changes in operating assets and liabilities:
Accounts and other receivables	1	(10)
Merchandise inventories	(1,474)	(1,563)
Prepaid expenses and other operating assets	(3)	(16)
Accounts payable, accrued expenses and other liabilities	497	334
Income taxes payable and receivable	(261)	(258)
Net cash used in operating activities	(1,072)	(1,244)
Cash Flows from Investing Activities:
Capital expenditures	(266)	(231)
Decrease in restricted cash	1	21
Proceeds from sales of fixed assets	19	9
Purchase of marketable debt securities	(24)	(9)
Net cash used in investing activities	(270)	(210)
Cash Flows from Financing Activities:
Long-term debt borrowings	2,049	2,559
Long-term debt repayments	(1,289)	(1,853)
Capitalized debt issuance costs	(14)	(72)
Purchase of Toys-Japan shares	(1)	(19)
Other	1	(7)
Net cash provided by financing activities	746	608
Effect of exchange rate changes on cash and cash equivalents	15	(8)
Cash and cash equivalents:
Net decrease during period	(581)	(854)
Cash and cash equivalents at beginning of period	1,013	1,126
Cash and cash equivalents at end of period	$432	$272
Non-cash financing activities:
Non-cash purchase of Toys-Japan shares	$—	$2
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Toys “R” Us, Inc. Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
(In millions)	Issued Shares	Treasury Amount
Balance, January 30, 2010	49	$(7)	$25	$112	$(45)	$85	$32	$117
Net loss	—	—	—	(162)	—	(162)	(1)	(163)
Unrealized gain on hedged transactions, net of tax	—	—	—	—	13	13	—	13
Foreign currency translation adjustments, net of tax	—	—	—	—	57	57	(1)	56
Total comprehensive loss						(92)	(2)	(94)
Acquisition of approximately 9% of Toys-Japan shares	—	—	3	—	6	9	(30)	(21)
Stock compensation expense	—	—	2	—	—	2	—	2
Repurchase of common stock	—	(14)	—	—	—	(14)	—	(14)
Issuance of common stock	—	9	(2)	—	—	7	—	7
Balance, October 30, 2010	49	$(12)	$28	$(50)	$31	$(3)	$—	$(3)

Balance, January 29, 2011	49	$(8)	$31	$280	$40	$343	$—	$343
Net loss	—	—	—	(194)	—	(194)	—	(194)
Unrealized loss on hedged transactions, net of tax	—	—	—	—	(1)	(1)	—	(1)
Unrealized actuarial gains, net of tax	—	—	—	—	1	1	—	1
Foreign currency translation adjustments, net of tax	—	—	—	—	52	52	—	52
Total comprehensive loss						(142)	—	(142)
Issuance of restricted stock	—	7	(7)	—	—	—	—	—
Amortization of restricted stock	—	—	2	—	—	2	—	2
Repurchase of common stock	—	(2)	—	—	—	(2)	—	(2)
Issuance of common stock	—	4	(1)	—	—	3	—	3
Stock compensation expense	—	—	6	—	—	6	—	6
Balance, October 29, 2011	49	$1	$31	$86	$92	$210	$—	$210

(1) For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of October 29, 2011, January 29, 2011, and October 30, 2010, the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Consolidated Balance Sheet at January 29, 2011, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The results of operations for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 are not necessarily indicative of operating results for the full year.
Acquisition of Debt Securities
During the third quarter of fiscal 2011, we acquired from unaffiliated parties $36 million face value debt securities of Vanwall Finance PLC for approximately $26 million, of which $2 million was paid subsequent to the third quarter of fiscal 2011. During the second quarter of fiscal 2010, we acquired from an unaffiliated party $17 million face value debt securities of Vanwall Finance PLC for approximately $9 million. This debt matures on April 7, 2013. These debt securities are included in Other assets within the Condensed Consolidated Balance Sheets and are classified as held-to-maturity debt and are reported at amortized cost.
Loss per share
Loss per share is computed as follows (in millions, except for share data):

	13 Weeks Ended
	October 29, 2011			October 30, 2010
	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount
Basic loss per share	$(93)	48,989,686	$(1.90)	$(93)	48,928,139	$(1.90)
Effect of dilutive share-based awards	—	—	—	—	—	—
Diluted loss per share	$(93)	48,989,686	$(1.90)	$(93)	48,928,139	$(1.90)

	39 Weeks Ended
	October 29, 2011			October 30, 2010
	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount	Net Loss Attributable to Toys “R” Us, Inc.	Weighted Average Shares	Per Share Amount
Basic loss per share	$(194)	48,974,110	$(3.96)	$(162)	48,935,524	$(3.31)
Effect of dilutive share-based awards	—	—	—	—	—	—
Diluted loss per share	$(194)	48,974,110	$(3.96)	$(162)	48,935,524	$(3.31)
Basic loss per share is computed by dividing Net loss attributable to Toys “R” Us, Inc. by the weighted average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010. Diluted loss per share is determined based on the dilutive effect of share-based awards using the treasury stock method.

For the thirteen weeks ended October 29, 2011 and October 30, 2010, the effect of dilutive stock-based awards would have been approximately 1.2 million shares, respectively. For the thirty-nine weeks ended October 29, 2011 and October 30, 2010, the effect of dilutive stock-based awards would have been approximately 1.2 million and 1.0 million shares, respectively. As the Company incurred a Net loss for the thirteen and thirty-nine week periods presented, these incremental shares have been excluded from the computation of diluted loss per share as the effect of their inclusion would be anti-dilutive.

2. Long-term debt
A summary of the Company’s consolidated Long-term debt as of October 29, 2011, January 29, 2011 and October 30, 2010 is outlined in the table below:

(In millions)	October 29, 2011	January 29, 2011	October 30, 2010
7.625% notes, due fiscal 2011 (1)(2)	$—	$503	$504
Toys-Japan 1.85%-2.85% loans due fiscals 2012-2016 (3)	190	177	180
French real estate credit facility, due fiscal 2012	87	84	86
Spanish real estate credit facility, due fiscal 2012	180	175	180
U.K. real estate senior credit facility, due fiscal 2013	562	555	562
U.K. real estate junior credit facility, due fiscal 2013	98	97	98
7.875% senior notes, due fiscal 2013 (1)	397	396	396
Toys-Japan unsecured credit lines, expire fiscals 2012-2013 (5)	95	17	141
Secured revolving credit facility, expires fiscal 2015 (4)	750	—	520
European and Australian asset-based revolving credit facility, expires fiscal 2016 (6)	65	—	26
Secured term loan facility, due fiscal 2016 (4)	684	687	689
7.375% senior secured notes, due fiscal 2016 (4)	362	348	350
10.750% senior notes, due fiscal 2017 (7)	930	929	928
8.500% senior secured notes, due fiscal 2017 (8)	716	716	716
Incremental secured term loan facility, due fiscal 2018 (4)(9)	395	—	—
7.375% senior notes, due fiscal 2018 (1)	404	405	406
8.750% debentures, due fiscal 2021 (10)	22	22	22
Finance obligations associated with capital projects	133	123	113
Capital lease obligations	40	54	42
	6,110	5,288	5,959
Less current portion (11)	163	570	550
Total Long-term debt	$5,947	$4,718	$5,409

(1)	Represents obligations of Toys “R” Us, Inc. legal entity.

(2)
On June 24, 2011, we redeemed the 7.625% notes due fiscal 2011 (the "2011 Notes") with the net proceeds from a new tranche of term loans in an aggregate principal amount of $400 million ("Incremental Secured Term Loan") and borrowings from our secured revolving credit facility ("ABL Facility").

(3)	On February 28, 2011, Toys "R" Us - Japan, Ltd. ("Toys-Japan") entered into a bank loan with a financial institution totaling ¥1.0 billion ($13 million at October 29, 2011).

(4)	Represents obligations of Toys “R” Us-Delaware, Inc. (“Toys–Delaware”).

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

(9)
On May 25, 2011, Toys-Delaware and certain of its subsidiaries issued the Incremental Secured Term Loan. Pursuant to the terms of the agreement, Toys-Delaware is required to make quarterly principal payments equal to 0.25%

(approximately $4 million per year) of the original principal amount of the loan. As such, this amount has been classified as Current portion of Long-term debt on our Condensed Consolidated Balance Sheet as of October 29, 2011.

(10)	Represents obligations of Toys “R” Us, Inc. and Toys–Delaware.

(11)
Current portion of Long-term debt as of October 29, 2011 is primarily comprised of $95 million of Toys-Japan unsecured credit lines expiring on June 29, 2012 and $37 million of our Toys-Japan 1.85%-2.85% loans ("Toys-Japan bank loans"). Current portion of Long-term debt as of January 29, 2011 and October 30, 2010 is primarily comprised of $503 million and $504 million of the 2011 Notes, respectively, which were redeemed on June 24, 2011.

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
The amount of net assets that were subject to such restrictions was approximately $494 million as of October 29, 2011. Our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs and capital expenditures. As of October 29, 2011, we have funds available to finance our operations under our European and Australian asset-based revolving credit facility through March 2016, our ABL Facility through August 2015 and our Toys – Japan unsecured credit lines with a Tranche maturing June 2012 and a Tranche maturing June 2013. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
The total fair values of our Long-term debt, with carrying values of approximately $6.1 billion, $5.3 billion and $6.0 billion at October 29, 2011, January 29, 2011 and October 30, 2010, were $6.1 billion, $5.4 billion and $6.1 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods.
Toys-Japan Unsecured Credit Lines, expires fiscals 2012 - 2013 ($95 million at October 29, 2011)
Toys—Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥14.9 billion ($196 million at October 29, 2011), which expires on June 30, 2013, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.90% per annum. At October 29, 2011, we had no outstanding borrowings under Tranche 1.
On March 18, 2011, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥10.0 billion ($132 million at October 29, 2011), expiring on June 29, 2012, and bears an interest rate of TIBOR plus 0.80% per annum. We paid fees of $1 million to refinance Tranche 2, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At October 29, 2011, we had outstanding borrowings of $95 million under Tranche 2, with $37 million of remaining availability.
The agreement contains covenants, including, among other things, covenants that require Toys – Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys – Japan from paying dividends or making loans to affiliates without lender consent.

$1.85 billion ABL Facility, expires fiscal 2015 ($750 million at October 29, 2011)
At October 29, 2011, under our ABL Facility we had outstanding borrowings of $750 million, a total of $101 million of outstanding letters of credit and excess availability of $999 million. We are also subject to a minimum excess availability covenant, which was $125 million at October 29, 2011, with remaining availability of $874 million in excess of the covenant.
European ABL, expires fiscal 2016 ($65 million at October 29, 2011)
On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for the European and Australian asset-based revolving credit facility (the “European ABL”) in order to extend the maturity date of the facility and amend certain other provisions. The European ABL facility as amended provides for a five-year £128 million asset-based senior secured revolving credit facility which will expire on March 8, 2016. Additionally, on April 29, 2011, we partially exercised the accordion feature which increased availability to include additional lender commitments. This increased the size of the facility from £128 million to £138 million ($223 million at October 29, 2011). Loans under the European ABL bear interest at a rate of London Interbank Offered Rate (“LIBOR”) or the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 2.25%, 2.50% or 2.75% depending on historical excess availability. In addition, a commitment fee accrues on any unused portion of the commitments at a rate per annum of 0.375% or 0.50% based on usage. In connection with the amendment and restatement of the credit agreement, we incurred approximately $6 million in fees which are capitalized as deferred debt issuance costs and amortized over the term of the agreement.
Borrowings under the European ABL are subject, among other things, to the terms of a borrowing base derived from the value of eligible inventory and/or eligible accounts receivable of certain of Toys “R” Us Europe, LLC’s (“Toys Europe”) and Toys “R” Us Australia Holdings, LLC’s (“Toys Australia”) subsidiaries organized in Australia, England and France. The terms of the European ABL include a customary cash dominion trigger requiring the cash of certain of Toys Europe’s and Toys Australia’s subsidiaries to be applied to pay down outstanding loans if availability falls below certain thresholds. The European ABL also contains a springing fixed charge coverage ratio of 1.00 to 1.00 based on earnings before interest, taxes, depreciation and amortization ("EBITDA") (as defined in the agreement governing the European ABL) and fixed charges of Toys Europe, Toys Australia and their subsidiaries. Borrowings under the European ABL are guaranteed by Toys Europe, Toys Australia and certain of their material subsidiaries, with certain customary local law limitations and to the extent such guarantees do not result in adverse tax consequences. Borrowings are secured by substantially all of the assets of Toys Europe, Toys Australia and the U.K. and Australian obligors, as well as by share pledges over the shares of certain other material subsidiaries and pledges over certain of their assets (including bank accounts and certain receivables). The European ABL contains covenants that, among other things, restrict the ability of Toys Europe and Toys Australia and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, repurchase or pay dividends or make certain other restricted payments on capital stock, make acquisitions or investments or engage in mergers or consolidations. At October 29, 2011, we had outstanding borrowings of $65 million and $135 million of availability under the European ABL.
7.625% notes, due fiscal 2011 ($0 million at October 29, 2011)
On June 24, 2011, we redeemed the outstanding principal amount of the 2011 Notes for a total redemption price, including interest and premiums, of approximately $519 million.
Toys - Japan Bank Loans (1.85% to 2.85%), due fiscals 2012 - 2016 ($190 million at October 29, 2011)
Toys - Japan currently has six bank loans with various financial institutions totaling $190 million at October 29, 2011. On February 28, 2011, Toys-Japan entered into a bank loan with a financial institution totaling ¥1.0 billion ($13 million at October 29, 2011). The loan will mature on February 25, 2016 and bears an interest rate of 1.85% per annum. Fees paid in connection with this loan were nominal and are capitalized as deferred debt issuance costs and amortized over the term of the loan.
10.75% senior notes, due fiscal 2017 ($930 million at October 29, 2011)
In accordance with the indenture governing TRU Propco I’s 10.75% senior notes (the “Notes”), TRU Propco I commenced a tender offer on May 13, 2011 to purchase up to an aggregate principal amount of approximately $25 million of the Notes for cash. The tender offer expired on June 13, 2011, with no holders opting to tender at that time. Therefore, as permitted by the indenture, TRU Propco I made a cash distribution of approximately $25 million to Toys "R" Us, Inc. on June 20, 2011.
Incremental Secured Term Loan, due fiscal 2018 ($395 million at October 29, 2011)
On May 25, 2011, Toys-Delaware and certain of its subsidiaries entered into an Incremental Joinder Agreement (the “Joinder Agreement”) to the amended and restated Toys-Delaware's secured term loan agreement (“Secured Term Loan”). The Joinder Agreement added a new tranche of term loans in an aggregate principal amount of $400 million due fiscal 2018 (“Incremental Secured Term Loan”), which increased the size of the Secured Term Loan to an aggregate principal amount of $1.1 billion (“New Secured Term Loan”).

The Incremental Secured Term Loan was issued at a discount of $4 million which resulted in gross proceeds of $396 million. The gross proceeds were used to pay transaction fees of approximately $7 million, including fees payable to the Sponsors pursuant to their advisory agreement, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. Investment funds or accounts advised by Kohlberg Kravis Roberts & Co. L.P. (“KKR”) owned $46 million of the Incremental Secured Term Loan as of October 29, 2011. On June 24, 2011, the net proceeds from the Incremental Secured Term Loan along with borrowings from our ABL Facility were used to provide funds to redeem the outstanding principal amount of the 7.625% notes due fiscal 2011 (the “2011 Notes”) for a total redemption price, including interest and premiums, of approximately $519 million. The Incremental Secured Term Loan will mature on May 25, 2018, and bears interest at LIBOR (with a floor of 1.50%) plus 3.75%, which is subject to a step down of 0.25% based on total leverage.
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

3. Derivative instruments and hedging activities
We are exposed to market risk from potential changes in interest rates and foreign currency exchange rates. We regularly evaluate our exposure and enter into derivative financial instruments to economically manage these risks. We record all derivatives as either assets or liabilities on the Condensed Consolidated Balance Sheets measured at estimated fair value and we do not offset assets and liabilities with the same counterparty. We recognize the changes in fair value as unrealized gains and losses. The recognition of these gains and losses depends on our intended use of the derivatives and the resulting designation. In certain defined conditions, we may designate a derivative as a hedge for a particular exposure.
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, EURIBOR, GBP LIBOR and TIBOR rates. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of October 29, 2011, our interest rate contracts have various maturity dates through September 2016. A portion of our interest rate swaps and caps as of October 29, 2011 are designated as cash flow and fair value hedges in accordance with Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive income (loss); the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. Reclassifications from Accumulated other comprehensive income (loss) to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a nominal amount of net losses over the next 12 months to Interest expense from

Accumulated other comprehensive income (loss).
The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the changes in fair values of the derivatives and the underlying hedged item separately. For our derivative that is designated as a fair value hedge, we recorded approximately a $1 million and $4 million gain in earnings related to ineffectiveness for the thirteen and thirty-nine weeks ended October 29, 2011, respectively.
Certain of our agreements with credit-risk related contingent features contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. Additionally, we had one agreement, which expired in December 2010, with a provision which required that we maintain an investment grade credit rating from each of the major credit rating agencies. As our ratings were below investment grade during this agreement, we were required to post collateral for this contract. At October 29, 2011, January 29, 2011 and October 30, 2010, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $9 million, $17 million and $19 million, respectively. As of October 30, 2010, we had a minimum collateral posting threshold with certain derivative counterparties and posted collateral of $7 million, which was recorded as Restricted cash on our Condensed Consolidated Balance Sheet. As of October 29, 2011 and January 29, 2011, respectively, we were not required to post collateral with any derivative counterparties.
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
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At October 29, 2011, January 29, 2011 and October 30, 2010 derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $1 million, $2 million and $5 million, respectively. We are not required to post collateral for these contracts.
The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive income (loss) on our Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	39 Weeks Ended
(In millions)	October 29, 2011	October 30, 2010
Derivatives designated as cash flow hedges:
Beginning balance	$—	$(15)
Derivative loss - Interest Rate Contracts	(1)	(4)
Gain (loss) reclassified from Accumulated other comprehensive income (loss) - effective portion - Interest Rate Contracts	—	17
	(1)	13
Ending balance	$(1)	$(2)

The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Derivatives not designated for hedge accounting:
Loss on the change in fair value - Interest Rate Contracts	$—	$(8)	$(1)	$(12)
(Loss) gain on the change in fair value - Intercompany Loan
Foreign Exchange Contracts (1)	(9)	2	(3)	(8)
Gain (loss) on the change in fair value - Merchandise Purchases
Program Foreign Exchange Contracts	6	(4)	(7)	4
	(3)	(10)	(11)	(16)
Derivatives designated as cash flow hedges:
Loss reclassified from Accumulated other comprehensive
income (loss) (effective portion) - Interest Rate Contracts	(1)	(9)	(1)	(28)
Gain amortized from terminated cash flow hedges - Interest
Rate Contracts	1	—	1	1
	—	(9)	—	(27)
Derivative designated as fair value hedge:
Amortization of swap basis adjustment - Interest Rate Contract	(1)	—	(1)	—
Gain on the change in fair value (ineffective portion) - Interest
Rate Contract	1	—	4	—
	—	—	3	—
Total Interest expense	$(3)	$(19)	$(8)	$(43)

(1)
Gains and losses related to our short-term, intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and the related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of October 29, 2011, January 29, 2011 and October 30, 2010:

	October 29, 2011		January 29, 2011		October 30, 2010
	Notional	Fair Value Assets/	Notional	Fair Value Assets/	Notional	Fair Value Assets/
(In millions)	Amount	(Liabilities)	Amount	(Liabilities)	Amount	(Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Other assets	$700	$—	$700	$2	$700	$1
Other non-current liabilities	155	(2)	143	(2)	3	—
Interest Rate Contract designated as fair value hedge:
Other assets	$350	$12	$—	$—	$—	$—
Other non-current liabilities	—	—	350	(5)	—	—
Interest Rate Contracts not designated for hedge accounting:
Other assets	$1,611	$1	$1,611	$4	$1,611	$2
Accrued expenses and other current liabilities	—	—	—	—	1,300	(4)
Other non-current liabilities	362	(9)	353	(10)	361	(15)
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$180	$4	$81	$—	$34	$1
Accrued expenses and other current liabilities	241	(7)	210	(2)	292	(5)
Total derivative contracts outstanding
Prepaid expenses and other current assets	$180	$4	$81	$—	$34	$1
Other assets	2,661	13	2,311	6	2,311	3
Total derivative assets(1)	$2,841	$17	$2,392	$6	$2,345	$4

Accrued expenses and other current liabilities	$241	$(7)	$210	$(2)	$1,592	$(9)
Other non-current liabilities	517	(11)	846	(17)	364	(15)
Total derivative liabilities(1)	$758	$(18)	$1,056	$(19)	$1,956	$(24)

(1)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.

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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of October 29, 2011,  January 29, 2011 and October 30, 2010, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 29, 2011
Assets
Cash equivalents	$40	$—	$—	$40
Derivative financial instruments:
Interest rate contracts	—	1	12	13
Foreign exchange contracts	—	4	—	4
Total assets	$40	$5	$12	$57
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$2	$9	$11
Foreign exchange contracts	—	7	—	7
Total liabilities	$—	$9	$9	$18

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 29, 2011
Assets
Cash equivalents	$312	$—	$—	$312
Derivative financial instruments:
Interest rate contracts	—	6	—	6
Total assets	$312	$6	$—	$318
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$16	$17
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$3	$16	$19

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 30, 2010
Assets
Cash equivalents	$27	$—	$—	$27
Derivative financial instruments:
Interest rate contracts	—	1	2	3
Foreign exchange contracts	—	1	—	1
Total assets	$27	$2	$2	$31
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$4	$15	$19
Foreign exchange contracts	—	5	—	5
Total liabilities	$—	$9	$15	$24
The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010.

(In millions)	Level 3
Balance, January 29, 2011	$(16)
Unrealized gain	3
Balance, April 30, 2011	(13)
Unrealized gain	11
Balance, July 30, 2011	(2)
Unrealized gain	5
Balance, October 29, 2011	$3

(In millions)	Level 3
Balance, January 30, 2010	$(2)
Unrealized loss	(8)
Balance, May 1, 2010	(10)
Unrealized loss	(2)
Balance, July 31, 2010	(12)
Unrealized loss	(1)
Balance, October 30, 2010	$(13)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of our assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, whenever events or changes in circumstances indicate that a long-lived asset may be impaired). The fair value measurements related to long-lived assets held and used and held for sale in the following tables were determined using a valuation method such as discounted cash flow or a relative market-based approach based on offers. Based on the valuation method used, we classify these measurements as Level 3 and Level 2, respectively.
The following tables segregate all non-financial assets and liabilities measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy, based on the inputs used to determine fair value for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010. As of October 29, 2011 and October 30, 2010, we did not have any long-lived assets classified as Level 1 within the fair value hierarchy.

(In millions)	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$3	$2	$—	$1
Balance, April 30, 2011	3	2	—	1
Long-lived assets held and used	2	—	1	1
Balance, July 30, 2011	5	2	1	2
Long-lived assets held and used	—	—	—	—
Balance, October 29, 2011	$5	$2	$1	$2

(In millions)	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$4	$3	$—	$1
Balance, May 1, 2010	4	3	—	1
Long-lived assets held and used	—	—	—	—
Balance, July 31, 2010	4	3	—	1
Long-lived assets held and used	7	4	—	3
Long-lived assets held for sale	5	4	—	1
Balance, October 30, 2010	$16	$11	$—	$5

5. Income taxes
The following table summarizes our income tax benefit and effective tax rates for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	Balance, October 29, 2011	Balance, October 30, 2010	Balance, October 29, 2011	October 30, 2010
Loss before income taxes	$(179)	$(218)	$(374)	$(433)
Income tax benefit	86	125	180	270
Effective tax rate	(48.0)%	(57.3)%	(48.1)%	(62.4)%
The effective tax rates for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 48.0% for the thirty-nine weeks ended October 29, 2011 compared to 50.0% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to the decrease in taxable permanent adjustments, a change in non-U.S. tax law, and a change in the mix of earnings between jurisdictions.
For the thirteen weeks ended October 29, 2011, our effective tax rate was impacted by a tax benefit of $1 million resulting from changes to our liability for uncertain tax positions. For the thirteen weeks ended October 30, 2010, our effective tax rate was impacted by a tax benefit of $8 million resulting from changes to our liability for uncertain tax positions. The tax benefit was partially offset by a tax expense of $1 million related to current taxes payable.
For the thirty-nine weeks ended October 29, 2011, our effective tax rate was impacted by a tax benefit of $3 million related to changes to our liability for uncertain tax positions and $1 million related to state income taxes. These tax benefits were partially offset by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate. For the thirty-nine weeks ended October 30, 2010, our effective tax rate was impacted by tax benefits of $46 million related to changes to our liability for uncertain tax positions, $4 million related to state income taxes, $4 million related to adjustments to deferred taxes and $2 million related to adjustments to current taxes payable. These tax benefits were partially offset by a tax expense of $2 million related to an increase in our valuation allowance.

6. Segments
Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses “R” Us branded retail stores in 34 foreign countries and jurisdictions with operated stores in Australia, Austria, Canada, France, Germany, Japan, Portugal, Spain, Switzerland and the United Kingdom. Domestic and International segments also include their respective Internet operations. Segment operating earnings (loss) excludes corporate related charges and income. All intercompany transactions between segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment.
Our percentages of consolidated Net sales by product category for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 were as follows:

	13 Weeks Ended		39 Weeks Ended
Domestic:	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Core Toy	13.7%	13.2%	11.8%	11.2%
Entertainment	8.3%	9.2%	8.4%	9.5%
Juvenile	47.4%	48.0%	48.8%	49.2%
Learning	19.1%	18.3%	16.3%	15.3%
Seasonal	9.8%	10.1%	13.1%	13.7%
Other (1)	1.7%	1.2%	1.6%	1.1%
Total	100%	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	13 Weeks Ended		39 Weeks Ended
International:	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Core Toy	20.8%	20.6%	19.2%	18.4%
Entertainment	9.8%	11.9%	9.9%	11.6%
Juvenile	27.2%	26.5%	27.8%	27.7%
Learning	26.0%	25.1%	23.5%	22.7%
Seasonal	15.2%	15.0%	18.6%	18.7%
Other (1)	1.0%	0.9%	1.0%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of license fees from unaffiliated third parties and other non-product related revenues.

A summary of financial results by reportable segment is as follows:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales
Domestic	$1,578	$1,633	$4,795	$4,904
International	1,122	1,086	3,189	2,988
Total Net sales	$2,700	$2,719	$7,984	$7,892
Operating earnings (loss)
Domestic (1)	$5	$(3)	$157	$130
International	9	15	52	52
Corporate and other	(89)	(74)	(243)	(217)
Operating loss	(75)	(62)	(34)	(35)
Interest expense	(106)	(158)	(346)	(403)
Interest income	2	2	6	5
Loss before income taxes	$(179)	$(218)	$(374)	$(433)

(1)
Includes approximately $6 million in litigation settlement expenses for certain legal matters for the thirteen weeks ended October 30, 2010. Includes a $16 million non-cash cumulative correction of prior period straight-line lease accounting and approximately $23 million in litigation settlement expenses for certain legal matters for the thirty-nine weeks ended October 30, 2010.

(In millions)	October 29, 2011	January 29, 2011	October 30, 2010
Merchandise inventories
Domestic	$2,362	$1,383	$2,234
International	1,264	721	1,191
Total Merchandise inventories	$3,626	$2,104	$3,425

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

8. Related party transactions
Transactions with the Sponsors — We are owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, KKR and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009. The advisory fee paid to the Sponsors increases 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. We recorded management and advisory fees expense of $5 million and $15 million for the thirteen and thirty-nine weeks ended October 29, 2011, respectively. We recorded management and advisory fees expense of $4 million and $14 million for the thirteen and thirty-nine weeks ended October 30, 2010, respectively. During each of the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010, we paid the Sponsors fees of less than $1 million for out-of-pocket expenses.
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
From time to time, the Sponsors or their affiliates may acquire debt or debt securities issued by us or our subsidiaries in open market transactions or through loan syndications. During the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010, affiliates of Vornado and investment funds or accounts advised by KKR, all of which are equity owners of the Company, held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $5 million and $12 million during the thirteen and thirty-nine weeks ended October 29, 2011, respectively. The interest amounts paid on such debt and debt securities held by related parties were $5 million and $14 million during the thirteen and thirty-nine weeks ended October 30, 2010, respectively.
In addition, under lease agreements with affiliates of Vornado, we or our affiliates paid an aggregate amount of approximately $2 million and $6 million for the thirteen and thirty-nine weeks ended October 29, 2011, respectively, with respect to approximately 0.9% of our operated stores, which includes Toys “R” Us Express stores. Of these amounts, less than $1 million and approximately $1 million, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado. For the thirteen and thirty-nine weeks ended October 30, 2010, we or our affiliates paid an aggregate amount of approximately $2 million and $6 million, respectively, with respect to approximately 0.9% of our operated stores, which includes Toys “R” Us Express stores. Of these amounts, less than $1 million and approximately $1 million, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado.
In connection with the issuance of the Incremental Secured Term Loan on May 25, 2011, we incurred approximately $4 million in advisory fees payable to the Sponsors pursuant to the terms of the advisory agreement. Investment funds or accounts advised by KKR owned $46 million of the Incremental Secured Term Loan as of October 29, 2011. See Note 2 entitled “Long-term debt” for further details.

9. Toys – Japan share acquisition
At January 30, 2010, we owned 31,226,284 shares or approximately 91% of Toys – Japan. At a special shareholders’ meeting of Toys – Japan on January 19, 2010, the shareholders approved (through various steps) an exchange of the remaining outstanding common stock of Toys – Japan (“Toys – Japan Common Stock”) for a new class of stock (“New Stock”) at an exchange ratio of 1 to 3,289,647. This exchange resulted in all noncontrolling public shareholders receiving a fractional share of New Stock. As Toys – Japan is not permitted to issue fractional shares, all shareholders entitled to fractional shares of New Stock are only entitled to cash in the amount of ¥587 for each share of Toys – Japan Common Stock held by such shareholder. The acquisition of the fractional shares was approved by the court on April 15, 2010, resulting in the purchase of approximately 9% of Toys – Japan for cash of approximately $21 million, of which $1 million is being held for payment to the fractional shareholders as of October 29, 2011. Effective as of April 15, 2010, our wholly-owned subsidiaries, Toys “R” Us Japan Holdings, Inc. and TRU Japan Holdings 2, LLC, were the sole shareholders of Toys – Japan. Upon acquisition of the additional ownership interest, the remaining Noncontrolling interest of $30 million was eliminated, and the difference between the purchase price paid and the carrying value of the Noncontrolling interest acquired was recognized as a net increase in Toys “R” Us, Inc. stockholders’ equity, consisting of a $3 million increase in Additional paid-in capital and a $6 million reduction in Accumulated other comprehensive loss.

10. Acquisitions/Dispositions
During the thirteen weeks ended October 29, 2011, we sold idle properties for gross proceeds of $6 million resulting in a net gain of $2 million. During the thirty-nine weeks ended October 29, 2011, we sold idle properties for gross proceeds of $19 million resulting in a net gain of $3 million.
Subsequent to the end of the third quarter, on October 31, 2011, the Company acquired a 70% ownership interest in Toys (Labuan) Holding Limited (“Labuan”) from Li & Fung Retailing Limited (“Li & Fung”) for a purchase price of approximately $80 million plus $5 million of contingent consideration. The terms of the agreement also provide us with the future option to acquire Li & Fung's 30% interest in the business and also provides Li & Fung the option to require us to buy their 30% interest in the business.
As of October 31, 2011, Labuan operated 90 Toys “R” Us retail stores in Brunei, China, Hong Kong, Malaysia, Singapore, Taiwan and Thailand. In our store count, these stores are considered part of our operated locations upon acquisition. Additionally, Labuan has sublicensed to a third party the right to operate stores in the Philippines and Macau.
The results of operations of Labuan will be included in our consolidated financial statements for fiscal 2011 from the date of acquisition. The Company does not expect this acquisition to have a material impact on our consolidated results of operations in fiscal 2011.
We are currently evaluating the allocation of the purchase price for our ownership interest in Labuan to the respective assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. For each of the thirteen and thirty-nine weeks ended October 29, 2011, transaction costs of approximately $3 million were recorded in Selling, General and Administrative Expenses.

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
The Company accounted for the modification to the MEP in accordance with ASC Topic 718, “Compensation – Stock Compensation.” Generally, options with put rights upon death, disability or retirement are classified as equity awards until such puttable conditions become probable (i.e. upon reaching retirement eligibility). For awards that were required to be liability classified as a result of the amendment, we recorded an incremental expense of approximately $2 million in the first quarter of fiscal 2011. These liability awards are remeasured at their fair market value as of each reporting period. Management has concluded that the modification did not have a material impact to compensation costs.
On May 26, 2011, the Company granted 726,331 options under the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”). The options were granted at an exercise price equal to the fair value of the shares on the date of the grant and follow a graded vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting ratably over the subsequent two years. All options expire ten years from the date of the grant. Additionally, concurrent with the grant of options, an additional 263,645 awards were granted consisting of restricted stock and performance stock under the 2010 Incentive Plan, which have been valued at their fair market value of $60.00 per share. The restricted stock awards follow a graded vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting ratably over the subsequent two years. The performance stock awards cliff vest 100% on the third anniversary of the awards if the performance criteria have been met. The performance metrics are based 50% on our consolidated Adjusted Compensation EBITDA performance results and 50% on our total return on invested capital (ROIC) results, each over a three year period.

12. Recent accounting pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). This ASU is intended to simplify how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. On

October 30, 2011, the Company early adopted the provisions of ASU 2011-08 in conjunction with its annual impairment testing. Because the measurement of a potential impairment has not changed, this ASU will not have an impact on our Condensed Consolidated Financial Statements.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). This ASU eliminates the current option to report other comprehensive income and its components in the Statement of Changes in Stockholder's Equity and provides entities with two presentation alternatives. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 is effective for public entities for fiscal years, and interim periods, within those years, beginning after December 15, 2011. Other than enhanced disclosures, the adoption of ASU 2011-05 is not expected to have a material impact on our Condensed Consolidated Financial Statements.
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

Our Business
We generate sales, earnings and cash flows by retailing merchandise in our core toy, entertainment, juvenile, learning and seasonal product categories worldwide. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses stores in 34 foreign countries and jurisdictions. As of October 29, 2011, there were 1,409 operated and 237 licensed “R” Us branded retail stores worldwide. In addition, as of October 29, 2011, we operated 190 Toys “R” Us Express stores (“Express stores”), including 29 Express stores with a cumulative lease term of at least two years which have been included in the Domestic store count. Domestic and International segments also include their respective Internet operations.

Subsequent to the end of the third quarter on October 31, 2011, the Company acquired a 70% ownership interest in Toys (Labuan) Holding Limited (“Labuan”) from Li & Fung Retailing Limited (“Li & Fung”) for a purchase price of approximately $80 million plus $5 million of contingent consideration. As of October 31, 2011, Labuan operated 90 Toys “R” Us retail stores in Brunei, China, Hong Kong, Malaysia, Singapore, Taiwan and Thailand. In our store count, these stores are considered part of our operated locations upon acquisition. Additionally, Labuan has sublicensed to a third party the right to operate stores in the Philippines and Macau. Refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Acquisitions/Dispositions” for further details regarding the acquisition.
On March 11, 2011, an earthquake hit the Northeast coast of Japan, causing significant damage to the surrounding region. The Company's organization and assets in Japan were not materially damaged by the earthquake and resulting tsunami and no stores were closed for a significant period of time. For the thirty-nine weeks ended October 29, 2011, we have not experienced a significant change in operating results and do not foresee a significant change in our Toys “R” Us-Japan, Ltd. (“Toys-Japan”) business throughout the remainder of fiscal 2011 as a result of the earthquake and resulting tsunami. As a result, we determined that the Toys-Japan reporting unit did not incur a triggering event for interim goodwill impairment testing.

Financial Performance
As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen and thirty-nine weeks ended October 29, 2011 compared to the thirteen and thirty-nine weeks ended October 30, 2010:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	$2,700	$2,719	$7,984	$7,892
Gross margin	986	987	2,989	2,890
Gross margin as a percentage of Net sales	36.5%	36.3%	37.4%	36.6%
Selling, general and administrative expenses	$973	$957	$2,755	$2,670
Selling, general and administrative expenses as a percentage of Net sales	36.0%	35.2%	34.5%	33.8%
Net loss attributable to Toys “R” Us, Inc.	$(93)	$(93)	$(194)	$(162)

Net sales decreased by $19 million for the thirteen weeks ended October 29, 2011 and increased by $92 million for the thirty-nine weeks ended October 29, 2011 compared to the same period last year. Foreign currency translation increased net sales by $63 million and $249 million for the thirteen and thirty-nine weeks ended October 29, 2011, respectively. Excluding the impact of foreign currency translation, the decrease in Net sales for both periods was primarily due to a decrease in comparable store net sales. Partially offsetting the decrease in Net sales was an increase in net sales from new locations within our International segment.
Gross margin, as a percentage of Net sales, for the thirteen and thirty-nine weeks ended October 29, 2011 was primarily impacted by improvements in sales mix away from lower margin products, partially offset by margin rate declines in certain categories.

Selling, general and administrative expenses (“SG&A”) for the thirteen and thirty-nine weeks ended October 29, 2011 increased compared to the same period last year primarily as a result of foreign currency translation which increased SG&A by approximately $22 million and $87 million, respectively. Excluding the impact of foreign currency translation for both periods, SG&A decreased primarily as a result of a decrease in litigation settlement expenses for certain legal matters. Partially offsetting the decrease for the thirty-nine weeks ended October 29, 2011 was an increase in payroll expenses.
Net loss attributable to Toys “R” Us, Inc. for the thirteen weeks ended October 29, 2011 remained consistent with the same period last year primarily as a result of a decrease in Interest expense, offset by a decrease in Income tax benefit and an increase in SG&A. Net loss attributable to Toys “R” Us, Inc. for the thirty-nine weeks ended October 29, 2011 increased compared to the same period last year primarily as a result of a decrease in Income tax benefit, an increase in SG&A and an increase in Depreciation and amortization, partially offset by an increase in Gross margin and a decrease in Interest expense.

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
The following table discloses the change in our comparable store net sales for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011 vs. 2010	October 30, 2010 vs. 2009	October 29, 2011 vs. 2010	October 30, 2010 vs. 2009

Domestic	(2.2)%	2.3%	(2.2)%	1.6%
International	(3.9)%	(2.9)%	(2.7)%	(2.6)%

Percentage of Net Sales by Product Category

	13 Weeks Ended		39 Weeks Ended
Domestic:	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Core Toy	13.7%	13.2%	11.8%	11.2%
Entertainment	8.3%	9.2%	8.4%	9.5%
Juvenile	47.4%	48.0%	48.8%	49.2%
Learning	19.1%	18.3%	16.3%	15.3%
Seasonal	9.8%	10.1%	13.1%	13.7%
Other (1)	1.7%	1.2%	1.6%	1.1%
Total	100%	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	13 Weeks Ended		39 Weeks Ended
International:	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Core Toy	20.8%	20.6%	19.2%	18.4%
Entertainment	9.8%	11.9%	9.9%	11.6%
Juvenile	27.2%	26.5%	27.8%	27.7%
Learning	26.0%	25.1%	23.5%	22.7%
Seasonal	15.2%	15.0%	18.6%	18.7%
Other (1)	1.0%	0.9%	1.0%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of license fees from unaffiliated third parties and other non-product related revenues.

Store Count by Segment

	October 29, 2011	October 30, 2010	Change
Domestic (1)(3)	876	857	19
International - Operated (2)	533	522	11
International - Licensed	237	210	27
Total (3)	1,646	1,589	57

(1)
Store count as of October 29, 2011 includes 140 side-by-side ("SBS") stores, 43 "R" Superstore ("SSBS") stores, 20 Babies “R” Us Express (“BRU Express”) stores and 62 Juvenile Expansions. Store count as of October 30, 2010 included 106 SBS stores, 32 SSBS stores, 14 BRU Express stores and 65 Juvenile Expansions.

(2)
Store count as of October 29, 2011 includes 143 SBS stores and 13 BRU Express stores. Store count as of October 30, 2010 included 116 SBS stores and two BRU Express stores. Store count as of October 29, 2011 does not include the 90 Labuan stores relating to the acquisition which closed on October 31, 2011. Refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Acquisitions/Dispositions” for further details regarding the acquisition.

(3)
Express stores with a cumulative lease term of at least two years are included in our overall store count, while the remaining locations are excluded. As of October 29, 2011, there were 141 Domestic and 49 International Express stores open, 29 of which have been included in our overall store count within our Domestic segment. As of October 30, 2010, there were 568 Domestic Express stores open and 35 International Express stores open, 10 of which were included in our overall store count within our Domestic segment.

Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 29, 2011	October 30, 2010	Change	October 29, 2011	October 30, 2010	Change
Toys “R” Us - Consolidated	$(93)	$(93)	$—	$(194)	$(162)	$(32)
Net loss attributable to Toys “R” Us, Inc. for the thirteen weeks ended October 29, 2011 was $93 million, consistent with the same period last year. Net loss attributable to Toys “R” Us, Inc. was primarily impacted by a decrease in Interest expense of $52 million predominantly related to the accelerated write-off of deferred financing fees and the expiration of certain interest rate swaps in fiscal 2010. This decrease was offset by a decrease in Income tax benefit of $39 million, and an increase in SG&A of $16 million primarily related to foreign currency translation.
Net loss attributable to Toys “R” Us, Inc. increased by $32 million to $194 million for the thirty-nine weeks ended October 29, 2011, compared to $162 million for the same period last year. The increase in Net loss attributable to Toys “R” Us, Inc. was primarily due to a decrease in Income tax benefit of $90 million, an increase in SG&A of $85 million predominantly related to foreign currency translation, and an increase in Depreciation and amortization of $14 million. Partially offsetting these amounts was an increase in Gross margin of $99 million primarily due to foreign currency translation and improvements in sales mix away from lower margin products. Additionally offsetting the increase was a decrease in Interest expense of $57 million primarily due to the accelerated write-off of deferred financing fees and the expiration of certain interest rate swaps in fiscal 2010.
Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010
Domestic	$1,578	$1,633	$(55)	(3.4)%	58.4%	60.1%
International	1,122	1,086	36	3.3%	41.6%	39.9%
Toys “R” Us - Consolidated	$2,700	$2,719	$(19)	(0.7)%	100.0%	100.0%
Net sales decreased by $19 million or 0.7%, to $2,700 million for the thirteen weeks ended October 29, 2011, compared to $2,719 million for the same period last year. Net sales for the thirteen weeks ended October 29, 2011 included the impact of foreign currency translation which increased Net sales by approximately $63 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for the thirteen weeks ended October 29, 2011 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decrease in the number of transactions, partially offset by an increase in net sales from our Internet operations and locations in our Domestic segment that were converted or relocated to our SBS and SSBS store formats. Additionally offsetting the decrease in Net sales was an increase in net sales from new locations within our International segment.

	39 Weeks Ended
					Percentage of Net Sales
($ In millions)	October 29, 2011	October 30, 2010	$ Change	% Change	October 29, 2011	October 30, 2010
Domestic	$4,795	$4,904	$(109)	(2.2)%	60.1%	62.1%
International	3,189	2,988	201	6.7%	39.9%	37.9%
Toys “R” Us - Consolidated	$7,984	$7,892	$92	1.2%	100.0%	100.0%
Net sales increased by $92 million or 1.2%, to $7,984 million for the thirty-nine weeks ended October 29, 2011, compared to $7,892 million for the same period last year. Net sales for the thirty-nine weeks ended October 29, 2011 included the impact of foreign currency translation which increased Net sales by approximately $249 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for the thirty-nine weeks ended October 29, 2011 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decrease in the number of transactions, partially offset by an increase in net sales from our Internet operations and locations that were converted or relocated to our SBS and SSBS store formats. Additionally offsetting the decrease in Net sales was an increase in net sales from new locations within our International segment.

Domestic
Net sales for the Domestic segment decreased by $55 million or 3.4%, to $1,578 million for the thirteen weeks ended October 29, 2011, compared to $1,633 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 2.2%.
The decrease in comparable store net sales resulted primarily from decreases in our juvenile and entertainment categories. The decrease in our juvenile category was primarily due to decreased sales of baby gear and infant care products. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. Partially offsetting these decreases was an increase in our core toy category primarily as a result of increased sales of dolls.
Net sales for the Domestic segment decreased by $109 million or 2.2%, to $4,795 million for the thirty-nine weeks ended October 29, 2011, compared to $4,904 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 2.2%.
The decrease in comparable store net sales resulted primarily from decreases in our juvenile, entertainment and seasonal categories. The decrease in our juvenile category was primarily due to decreased sales of baby gear and commodities. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our seasonal category was primarily due to decreased sales of outdoor products. Partially offsetting these decreases was an increase in our core toy category primarily as a result of increased sales of dolls.
International
Net sales for the International segment increased by $36 million or 3.3%, to $1,122 million for the thirteen weeks ended October 29, 2011, compared to $1,086 million for the same period last year. Excluding a $63 million increase in Net sales due to foreign currency translation, International Net sales decreased primarily as a result of a decrease in comparable store net sales of 3.9%. Partially offsetting the decrease was an increase in net sales from new locations.
The decrease in comparable store net sales resulted primarily from a decrease in our entertainment category. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems.
Net sales for the International segment increased by $201 million or 6.7%, to $3,189 million for the thirty-nine weeks ended October 29, 2011, compared to $2,988 million for the same period last year. Excluding a $249 million increase in Net sales due to foreign currency translation, International Net sales decreased primarily as a result of a decrease in comparable store net sales of 2.7%. Partially offsetting the decrease was an increase in net sales from new locations.
The decrease in comparable store net sales resulted primarily from decreases in our entertainment, seasonal and juvenile categories. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our seasonal category was primarily due to decreased sales of outdoor products. The decrease in our juvenile category was primarily due to a decline in sales of commodities and wooden furniture. Partially offsetting these decreases was an increase in our core toy category primarily as a result of increased sales of action figures and dolls.

Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 29, 2011	October 30, 2010	$ Change	October 29, 2011	October 30, 2010	Change
Domestic	$552	$586	$(34)	35.0%	35.9%	(0.9)%
International	434	401	33	38.7%	36.9%	1.8%
Toys “R” Us - Consolidated	$986	$987	$(1)	36.5%	36.3%	0.2%
Gross margin decreased by $1 million to $986 million for the thirteen weeks ended October 29, 2011, compared to $987 million for the same period last year. The decrease in Gross margin was partially offset by an increase of approximately $24 million related to foreign currency translation. Gross margin, as a percentage of Net sales, increased by 0.2 percentage points for the thirteen weeks ended October 29, 2011 compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by improvements in sales mix away from lower margin products, partially offset by margin rate declines in certain categories.

	39 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 29, 2011	October 30, 2010	$ Change	October 29, 2011	October 30, 2010	Change
Domestic	$1,735	$1,769	$(34)	36.2%	36.1%	0.1%
International	1,254	1,121	133	39.3%	37.5%	1.8%
Toys “R” Us - Consolidated	$2,989	$2,890	$99	37.4%	36.6%	0.8%
Gross margin increased by $99 million to $2,989 million for the thirty-nine weeks ended October 29, 2011, compared to $2,890 million for the same period last year. Foreign currency translation accounted for approximately $98 million of the increase in Gross margin. Gross margin, as a percentage of Net sales, increased by 0.8 percentage points for the thirty-nine weeks ended October 29, 2011 compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by improvements in sales mix away from lower margin products, partially offset by margin rate declines in certain categories.
Domestic
Gross margin decreased by $34 million to $552 million for the thirteen weeks ended October 29, 2011, compared to $586 million for the same period last year. Gross margin, as a percentage of Net sales, for the thirteen weeks ended October 29, 2011 decreased by 0.9 percentage points compared to the same period last year.
The decrease in Gross margin, as a percentage of Net sales, resulted primarily from margin rate declines in our juvenile category, largely within sales of apparel products. Partially offsetting the decrease were improvements in sales mix away from lower margin products, predominantly in our entertainment category.
Gross margin decreased by $34 million to $1,735 million for the thirty-nine weeks ended October 29, 2011, compared to $1,769 million for the same period last year. Gross margin, as a percentage of Net sales, for the thirty-nine weeks ended October 29, 2011 increased by 0.1 percentage points compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix away from lower margin products, predominantly in our entertainment category. Partially offsetting the increase were margin rate declines in our juvenile category, largely within sales of apparel products.
International
Gross margin increased by $33 million to $434 million for the thirteen weeks ended October 29, 2011, compared to $401 million for the same period last year. Foreign currency translation accounted for approximately $24 million of the increase in Gross margin. Gross margin, as a percentage of Net sales, for the thirteen weeks ended October 29, 2011 increased by 1.8 percentage points compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix away from lower margin products, predominantly in our entertainment category.
Gross margin increased by $133 million to $1,254 million for the thirty-nine weeks ended October 29, 2011, compared to $1,121 million for the same period last year. Foreign currency translation accounted for approximately $98 million of the increase in Gross margin. Gross margin, as a percentage of Net sales, for the thirty-nine weeks ended October 29, 2011 increased by 1.8 percentage points compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in sales mix away from lower margin products, predominantly in our entertainment category.

Selling, General and Administrative Expenses
The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 29, 2011	October 30, 2010	$ Change	October 29, 2011	October 30, 2010	Change
Toys “R” Us - Consolidated	$973	$957	$16	36.0%	35.2%	0.8%
SG&A increased by $16 million to $973 million for the thirteen weeks ended October 29, 2011, compared to $957 million for the same period last year. Foreign currency translation increased SG&A by approximately $22 million. As a percentage of Net sales, SG&A increased by 0.8 percentage points.
Excluding the impact of foreign currency translation, SG&A decreased due to litigation settlement expenses for certain legal matters of approximately $6 million recorded in the third quarter of fiscal 2010.

	39 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 29, 2011	October 30, 2010	$ Change	October 29, 2011	October 30, 2010	Change
Toys “R” Us - Consolidated	$2,755	$2,670	$85	34.5%	33.8%	0.7%
SG&A increased by $85 million to $2,755 million for the thirty-nine weeks ended October 29, 2011, compared to $2,670 million for the same period last year. Foreign currency translation increased SG&A by approximately $87 million. As a percentage of Net sales, SG&A increased by 0.7 percentage points.
Excluding the impact of foreign currency translation, the decrease in SG&A was primarily due to a decrease in litigation settlement expenses for certain legal matters of approximately $23 million recorded in fiscal 2010, partially offset by an increase in payroll expenses of $19 million.

Depreciation and Amortization

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 29, 2011	October 30, 2010	Change	October 29, 2011	October 30, 2010	Change
Toys “R” Us - Consolidated	$99	$93	$6	$299	$285	$14
Depreciation and amortization increased by $6 million to $99 million for the thirteen weeks ended October 29, 2011, compared to $93 million for the same period last year. The increase was primarily due to accelerated depreciation from relocated locations to our SBS and SSBS formats as well as improvements and enhancements in our technology systems. Additionally, foreign currency translation increased depreciation and amortization by approximately $2 million.
Depreciation and amortization increased by $14 million to $299 million for the thirty-nine weeks ended October 29, 2011, compared to $285 million for the same period last year. The increase was primarily due to accelerated depreciation from relocated locations to our SBS and SSBS formats. Additionally, foreign currency translation increased depreciation and amortization by approximately $7 million.

Other Income, Net
Other income, net includes the following:

•	gift card breakage income;

•	credit card program income;

•	net gains on sales of properties;

•	impairment on long-lived assets;

•	foreign exchange gains and losses; and

•	other operating income and expenses.

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 29, 2011	October 30, 2010	Change	October 29, 2011	October 30, 2010	Change
Toys “R” Us - Consolidated	$11	$1	$10	$31	$30	$1
Other income, net increased by $10 million to $11 million for the thirteen weeks ended October 29, 2011, compared to $1 million for the same period last year. The increase was primarily due to a $4 million impairment loss on long-lived assets and $2 million in fixed asset write-offs recorded in the third quarter of fiscal 2010, as well as an increase of $2 million in net gains on sales of properties in fiscal 2011.
Other income, net increased by $1 million to $31 million for the thirty-nine weeks ended October 29, 2011, compared to $30 million for the same period last year.

Interest Expense

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 29, 2011	October 30, 2010	Change	October 29, 2011	October 30, 2010	Change
Toys “R” Us - Consolidated	$(106)	$(158)	$52	$(346)	$(403)	$57
Interest expense decreased by $52 million to $106 million for the thirteen weeks ended October 29, 2011, compared to $158 million for the same period last year. The decrease was primarily due to a decline in deferred financing fees of $28 million predominantly related to the accelerated write-off of fees as a result of refinancings in the third quarter of fiscal 2010. Additionally contributing to the decline was a decrease of $9 million due to the expiration of certain interest rate swaps in fiscal 2010.
Interest expense decreased by $57 million to $346 million for the thirty-nine weeks ended October 29, 2011, compared to $403 million for the same period last year. The decrease was primarily due to a decline in deferred financing fees of $34 million predominantly related to the accelerated write-off of fees as a result of refinancings in the third quarter of fiscal 2010. Additionally contributing to the decline was a decrease of $28 million due to the expiration of certain interest rate swaps in fiscal 2010.

Interest Income

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 29, 2011	October 30, 2010	Change	October 29, 2011	October 30, 2010	Change
Toys “R” Us - Consolidated	$2	$2	$—	$6	$5	$1
Interest income remained consistent at $2 million for the thirteen weeks ended October 29, 2011, compared to the same period last year.
Interest income increased by $1 million to $6 million for the thirty-nine weeks ended October 29, 2011, compared to $5 million for the same period last year.

Income Tax Benefit
The following table summarizes our income tax benefit and effective tax rates for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Loss before income taxes	$(179)	$(218)	$(374)	$(433)
Income tax benefit	86	125	180	270
Effective tax rate	(48.0)%	(57.3)%	(48.1)%	(62.4)%
The effective tax rates for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 48.0% for the thirty-nine weeks ended October 29, 2011 compared to 50.0% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to the decrease in taxable permanent adjustments, a change in non-U.S. tax law, and a change in the mix of earnings between jurisdictions.
For the thirteen weeks ended October 29, 2011, our effective tax rate was impacted by a tax benefit of $1 million resulting from changes to our liability for uncertain tax positions. For the thirteen weeks ended October 30, 2010, our effective tax rate was impacted by a tax benefit of $8 million resulting from changes to our liability for uncertain tax positions. The tax benefit was partially offset by a tax expense of $1 million related to current taxes payable.
For the thirty-nine weeks ended October 29, 2011, our effective tax rate was impacted by a tax benefit of $3 million related to changes to our liability for uncertain tax positions and $1 million related to state income taxes. These tax benefits were partially offset by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate. For the thirty-nine weeks ended October 30, 2010, our effective tax rate was impacted by tax benefits of $46 million related to changes to our liability for uncertain tax positions, $4 million related to state income taxes, $4 million related to adjustments to deferred taxes and $2 million related to adjustments to current taxes payable. These tax benefits were partially offset by a tax expense of $2 million related to an increase in our valuation allowance.
Our expectation of our full year effective tax rate for fiscal 2011 (which includes our forecasted annualized effective tax rate, adjusted for full year discrete items) has not materially changed from our initial expectation disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Liquidity and Capital Resources

Overview
As of October 29, 2011, we were in compliance with all of our covenants related to our outstanding debt. At October 29, 2011, under our $1.85 billion secured revolving credit facility (“ABL Facility”), we had outstanding borrowings of $750 million, a total of $101 million of outstanding letters of credit and excess availability of $999 million. We are also subject to a minimum excess availability covenant, which was $125 million at October 29, 2011, with remaining availability of $874 million in excess of the covenant.
Toys-Japan currently has a credit agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥14.9 billion ($196 million at October 29, 2011), and expires on June 30, 2013. At October 29, 2011, we had no outstanding borrowings under Tranche 1.
On March 18, 2011, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥10.0 billion ($132 million at October 29, 2011), expiring on June 29, 2012. At October 29, 2011, we had outstanding short-term borrowings of $95 million under Tranche 2, with $37 million of remaining availability.
On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for our European and Australian asset-based revolving credit facility (the “European ABL”) in order to extend the maturity date of the facility and amend certain other provisions. The European ABL facility as amended provides for a five-year £128 million asset-based senior secured revolving credit facility which will expire on March 8, 2016. Additionally, on April 29, 2011, we partially exercised the accordion feature which increased availability to include additional lender commitments. This increased the size of the facility from £128 million to £138 million ($223 million at October 29, 2011). At October 29, 2011, we had outstanding borrowings of $65 million and $135 million of availability under the European ABL.
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
Subsequent to the end of the third quarter on October 31, 2011, the Company acquired a 70% ownership interest in Toys (Labuan) Holding Limited (“Labuan”) from Li & Fung Retailing Limited (“Li & Fung”) for a purchase price of approximately $80 million plus $5 million of contingent consideration. The terms of the agreement also provide us with the future option to acquire Li & Fung's 30% interest in the business and also provides Li & Fung the option to require us to buy their 30% interest in the business. Refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Acquisitions/Dispositions” for further details regarding the acquisition.
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

Capital Expenditures
A component of our long-term strategy is our capital expenditure program. Our capital expenditures are primarily for financing construction of new stores, remodeling existing stores (including conversions), as well as improving and enhancing our information technology systems and are funded primarily through cash provided by operating activities, as well as available cash. For fiscal 2011, we increased our capital spending with a continued emphasis on our toy and juvenile integration strategy.
The following table discloses our capital expenditures for the thirty-nine weeks ended October 29, 2011 and October 30, 2010:

	39 Weeks Ended
(In millions)	October 29, 2011	October 30, 2010
Conversion projects (1)	$74	$91
New stores (2)	70	47
Information technology	49	46
Distribution centers	39	25
Other store-related projects (3)	34	22
Total capital expenditures	$266	$231

(1)	Primarily includes SBS conversions as well as other remodels pursuant to our juvenile integration strategy.

(2)	Primarily includes SSBS and SBS relocations as well as single format stores (including Express stores).

(3)	Includes other store-related projects (other than conversion projects) such as store updates.

Cash Flows

	39 Weeks Ended
(In millions)	October 29, 2011	October 30, 2010	Change
Net cash used in operating activities	$(1,072)	$(1,244)	$172
Net cash used in investing activities	(270)	(210)	(60)
Net cash provided by financing activities	746	608	138
Effect of exchange rate changes on cash and cash equivalents	15	(8)	23
Net decrease during period in cash and cash equivalents	$(581)	$(854)	$273

Cash Flows Used In Operating Activities
During the thirty-nine weeks ended October 29, 2011, net cash used in operating activities was $1,072 million, compared to $1,244 million for the thirty-nine weeks ended October 30, 2010. The decrease in net cash used in operating activities was primarily the result of the timing of vendor payments and a decrease in purchases of merchandise inventories related to the early replenishment of inventory in fiscal 2010 for fiscal 2011 at our existing locations as well as new stores partially driven by an effort to benefit from favorable vendor pricing.

Cash Flows Used In Investing Activities
During the thirty-nine weeks ended October 29, 2011, net cash used in investing activities was $270 million, compared to $210 million for the thirty-nine weeks ended October 30, 2010. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures of $35 million and a decrease of $20 million attributable to the change in restricted cash.

Cash Flows Provided by Financing Activities
During the thirty-nine weeks ended October 29, 2011, net cash provided by financing activities was $746 million, compared to $608 million for the thirty-nine weeks ended October 30, 2010. The increase in net cash provided by financing activities was primarily due to a decrease in capitalized debt issuance costs of $58 million predominantly as a result of refinancings in the third quarter of fiscal 2010, a $54 million increase in net debt borrowings and a $19 million payment in connection with the purchase of additional shares of Toys-Japan in the prior year period.

Debt
Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Long-term debt” for further details regarding our debt and any of the transactions described below.
As of October 29, 2011, we had total indebtedness of approximately $6.1 billion, of which $3.9 billion was secured indebtedness. During the thirty-nine weeks ended October 29, 2011, the following events occurred with respect to our debt structure:

•	On February 28, 2011, Toys-Japan entered into a bank loan with a financial institution totaling ¥1.0 billion ($13 million at October 29, 2011). The loan will mature on February 25, 2016.

•
On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for the European and Australian asset-based revolving credit facility (“European ABL”) in order to extend the maturity date of the facility and amend certain other provisions. The European ABL facility as amended provides for a five-year £128 million asset-based senior secured revolving credit facility which will expire on March 8, 2016. Additionally, on April 29, 2011, we partially exercised the accordion feature which increased availability to include additional lender commitments. This increased the size of the facility from £128 million to £138 million ($223 million at October 29, 2011).

•
On March 18, 2011, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥10.0 billion ($132 million at October 29, 2011), expiring on June 29, 2012.

•
On May 13, 2011, in accordance with the indenture governing Toys “R” Us Property Company I, LLC’s (“TRU Propco I”) 10.75% senior notes (the “Notes”), TRU Propco I commenced a tender offer to purchase up to an aggregate principal amount of approximately $25 million of the Notes for cash. Therefore, as permitted by the indenture, TRU Propco I made a cash distribution of approximately $25 million to Toys "R" Us, Inc. on June 20, 2011.

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

Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Due to the changes in our Long-term debt during the thirty-nine weeks ended October 29, 2011 described in Note 2 to the Condensed Consolidated Financial Statements entitled "Long-term debt", we have provided updated long-term debt and interest payment information. The following table summarizes our contractual obligations associated with our long-term debt and related interest payments as of October 29, 2011.

	Payments Due By Period
(In millions)	Remainder of Fiscal 2011	Fiscals 2012 & 2013	Fiscals 2014 & 2015	Fiscal 2016 and thereafter	Total
Long-term debt (1)(2)	$4	$1,534	$869	$3,557	$5,964
Interest payments (3)	117	700	586	465	1,868
Total	$121	$2,234	$1,455	$4,022	$7,832

(1)
Reflects the issuance of Toys-Delaware's Incremental Secured Term Loan, the proceeds of which along with borrowings from our ABL Facility were used to provide funds to redeem the 2011 Notes. See Note 2 to our Condensed Consolidated Financial Statements entitled "Long-term debt" for further details.

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

Recently Adopted Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplementary pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Effective January 30, 2011, the Company has adopted ASU 2010-29. The adoption of ASU 2010-29 did not have an impact on our Condensed Consolidated Financial Statements.
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
There has been no significant change in our exposure to market risk during the thirty-nine weeks ended October 29, 2011. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On August 12, 2011, a former employee exercised 5,926 options, which resulted in the issuance of 5,926 shares of Common Stock to this employee. In addition, on September 29, 2011, a former employee exercised 44,390 options on a net settlement basis, which resulted in the issuance of 10,186 shares of Common Stock to this individual. Each issuance was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits
See the Index to Exhibits immediately following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

Date: December 9, 2011	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.1	Letter Agreement, dated October 27, 2011, by and between Registrant and Monika M. Merz.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase