Form 10-K
period 2012-01-28
TOYS R US INC
filed 2012-03-21
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012 Commission file number 1-11609

TOYS “R” US, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3260693
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Geoffrey Way Wayne, New Jersey	07470
(Address of principal executive offices)	(Zip code)

(973) 617-3500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) or 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 21, 2012, there were outstanding 49,170,080 shares of common stock, $0.001 par value per share, of Toys “R” Us, Inc., none of which were publicly traded.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This Annual Report on Form 10-K, the other reports and documents that we have filed or may in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, store openings, integration and remodeling, the development, implementation and integration of our Internet business, future financial or operational performance, projected sales or earnings per share for certain periods, comparable store net sales from one period to another, cost savings, results of store closings and restructurings, outcome or impact of pending or threatened litigation, domestic or international developments, amount and allocation of future capital expenditures, growth initiatives, inventory levels, cost of goods, selection and type of merchandise, marketing positions, implementation of safety standards, future financings and other goals and targets and statements of the assumptions underlying or relating to any such statements.
These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of our business, competition in the retail industry, economic factors and consumer spending patterns, the availability of adequate financing, access to trade credit, changes in consumer preferences, our dependence on key vendors for our merchandise, political and other developments associated with our international operations, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact our business, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by Securities and Exchange Commission's rules and regulations. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

INDEX

		PAGE
PART I.

Item 1.	Business	1
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Mine Safety Disclosure	20

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	110
Item 9A.	Controls and Procedures	110
Item 9B.	Other Information	113

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	113
Item 11.	Executive Compensation	115
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	138
Item 13.	Certain Relationships and Related Transactions and Director Independence	139
Item 14.	Principal Accounting Fees and Services	141

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	143

SIGNATURES		144

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		145

INDEX TO EXHIBITS		146

PART I

ITEM 1.	BUSINESS
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2011 ended January 28, 2012; fiscal 2010 ended January 29, 2011; and fiscal 2009 ended January 30, 2010. References to 2011, 2010 and 2009 are to our fiscal years unless otherwise specified.
Our Business
We are the leading global specialty retailer of toys and juvenile products as measured by Net sales. Toys “R” Us is recognized as the toy and juvenile (including baby) authority. We sell a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through our retail locations and the Internet. Our brand names are highly recognized in North America, Europe and Asia, and our expertise in the toy and juvenile retail space, our broad range of product offerings, our substantial scale and geographic footprint and our strong vendor relationships account for our market-leading position and distinguish us from the competition. We believe we offer the most comprehensive year-round selection of toys and juvenile products, including a broad assortment of private label and exclusive merchandise unique to our stores.
As of January 28, 2012, we operated 1,502 stores and licensed an additional 151 stores. These stores are located in 36 countries and jurisdictions around the world under the Toys “R” Us, Babies “R” Us and FAO Schwarz banners. In addition, we operate Toys “R” Us Express stores (“Express stores”), smaller format stores primarily open on a short-term basis during the holiday season. During the fiscal 2011 holiday season, we operated 208 Express stores, of which 90 were still open as of January 28, 2012. Of the 90 Express stores that remained open, 31 have been included in our overall store count as they each have a cumulative lease term of at least two years. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and toys.com, as well as other Internet sites we operate in our international markets. For fiscal 2011, we generated Net sales of $13.9 billion, Net earnings of $149 million and Adjusted EBITDA of $1.1 billion. For the definition of Adjusted EBITDA, an explanation of why we present it and a description of the limitations of this non-GAAP measure, as well as a reconciliation to Net earnings, see Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.
History
Our Company was founded in Washington D.C. in 1948 when Charles Lazarus opened a baby furniture store, Children’s Bargain Town. The Toys “R” Us name made its debut in 1957. In 1978, we completed an initial public offering of our common stock. When Charles Lazarus retired as our Chief Executive Officer in 1994, the Company operated or licensed over 1,000 stores in 17 countries and jurisdictions. In 1996, we established the Babies “R” Us brand, further solidifying our reputation as a leading consumer destination for children and their families.
On July 21, 2005, we were acquired by an investment group led by entities advised by or affiliated with Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust. We refer to this collective ownership group as our “Sponsors”. Upon the completion of this acquisition, we became a private company.
Strategy
We have developed a juvenile integration strategy which includes a new store format with an integrated “one-stop shopping” environment for our guests by combining the Toys “R” Us and Babies “R” Us merchandise offerings under one roof. We call this format a side-by-side (“SBS”) store. SBS stores are a combination of Toys “R” Us stores and Babies “R” Us stores, and may be the result of a conversion or relocation and, in certain cases, may be accompanied by the closure of one or more existing stores. In addition, SBS stores may also be constructed in a new location and market.
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
In connection with our juvenile integration strategy, we continue to increase the number of SBS stores both domestically and internationally. Through the end of fiscal 2011, we have converted 250 existing stores into a SBS store format. In addition, we have opened 77 SBS stores (45 of which were relocations of existing stores). We expect that our integrated store format will continue to be a significant driver of our revenue and profit growth going forward.
In addition to our SBS store format, we continue to enhance our juvenile integration strategy with our Babies “R” Us Express (“BRU Express”) and Juvenile Expansion formats which devote additional square footage to our juvenile products within our traditional Toys “R” Us stores. Since implementing these integrated store formats, we have augmented 96 existing Toys “R” Us stores with these layouts.
We leverage our e-commerce business by integrating our Internet capabilities with our stores. The “Buy Online, Pick Up In Store” program is available within all stores in the United States and the United Kingdom, with the exception of Express stores. It offers customers the ability to browse and shop from the comfort of their own homes, while giving them the flexibility to pick up their purchases in-store. Our websites allow guests to determine if an item is in-stock at a particular store, as well as allow them to return items purchased on-line at our stores. We expect to expand these capabilities to other foreign markets in the near future. Additionally, our loyalty programs, including baby registry, birthday club and Rewards “R” Us programs, all offer on-line functionality which deepens our relationship with our guests and complements the in-store experience.
To provide additional support for our growing e-commerce business, we opened a distribution center in McCarran, Nevada in fiscal 2011, dedicated to the fulfillment of on-line orders. Additionally in fiscal 2011, we began the “Ship from Store” program, which leverages inventory from the majority of our Domestic stores to improve the speed with which customers receive their items, as well as provide an additional option to fulfill on-line orders. Internationally, we have an existing on-line presence in Australia, Austria, Canada, France, Germany, Japan, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom. In addition, during fiscal 2012 we expect to have an on-line presence in China. We believe our global e-commerce platform provides the on-going potential to enter new international markets where we do not have any physical stores. For fiscals 2011, 2010 and 2009, our e-commerce business generated net sales of approximately $1.0 billion, $782 million and $602 million, respectively.
We believe that we may have the potential to grow the number of stores in our store portfolio. We believe this opportunity exists in new international markets, particularly those in the emerging economies which are seeing overall GDP growth and rising incomes, as well as in the United States and our existing international markets.
In line with our strategy to expand our global reach to new international markets, on October 31, 2011, we acquired a 70% ownership interest in Toys (Labuan) Holding Limited (“Labuan”) from Li & Fung Retailing Limited (“Li & Fung”). As of January 28, 2012, Labuan operated 92 Toys “R” Us retail stores in Brunei, China, Hong Kong, Malaysia, Singapore, Taiwan and Thailand. In our store count, these stores are considered part of our operated locations upon acquisition. Additionally, Labuan has sublicensed to a third party the right to operate stores in the Philippines and Macau. Refer to Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details. Additionally, in the current fiscal year, we established wholly-owned business operations in Poland where we opened our first store in the capital city of Warsaw.
We will continue to focus on expanding our gross margins primarily through optimizing pricing, increasing our private label penetration and increasing our use of direct sourcing. We will also continue to optimize our cost structure and enhance efficiencies throughout the organization to manage our selling, general and administrative expenditures.
As of the end of fiscal 2011, we operated all of the “R” Us branded retail stores in the United States and Puerto Rico and approximately 81% of the 777 “R” Us branded retail stores internationally (excluding temporary Express store locations). The balance of the “R” Us branded retail stores outside the United States are operated by licensees. Licensing fees did not have a material impact on our Net sales.
As of January 28, 2012, we operated 1,502 retail stores and licensed an additional 151 retail stores worldwide in the following formats:
Operated Stores

•
880 traditional toy stores, which typically range in size from 20,000 to 50,000 square feet and devote approximately 7,000 square feet to boutique areas for juvenile (including baby) products (BRU Express and Juvenile Expansion formats devote approximately an additional 3,000 square feet and 1,000 square feet, respectively, for juvenile - including baby - products);

•
327 SBS stores, which typically range in size from 30,000 to 70,000 square feet and devote approximately 20,000 to 40,000 square feet to traditional toy products and approximately 10,000 to 30,000 square feet to juvenile (including baby) products;

•	261 juvenile stores, which typically range in size from 30,000 to 45,000 square feet and devote approximately 4,000 to

5,000 square feet to traditional toy products;

•	31 Express stores, which typically range in size from 2,000 to 7,000 square feet, each with a cumulative lease term of at least two years; and

•
3 flagship store locations (the Toys “R” Us store in Times Square, the FAO Schwarz store on 5th Avenue and the Babies “R” Us store in Union Square – all in New York City), which range in size from approximately 55,000 to 105,000 square feet.

Licensed Stores

•	151 “R” Us branded retail stores ranging in various sizes.
In addition to these stores, during the fiscal 2011 holiday selling season, we operated an additional 177 temporary Express stores globally in shopping malls, outlet malls and other shopping centers located in high traffic areas, 59 of which remained open as of January 28, 2012. These locations typically range in size from approximately 2,000 to 7,000 square feet, each has a cumulative lease term of less than two years and is not included in our overall store count.
Our extensive experience in retail site selection has resulted in a portfolio of stores that includes attractive locations in many of our chosen markets. Markets for new stores and formats are selected on the basis of proximity to other “R” Us branded stores, demographic factors, population growth potential, competitive environment, availability of real estate and cost. Once a potential market is identified, we select a suitable location based upon several criteria, including size of the property, access to major commercial thoroughfares, proximity of other strong anchor stores, visibility and parking capacity.
Our Business Segments
Our business has two reportable segments: Toys “R” Us – Domestic (“Domestic”) and Toys “R” Us – International (“International”). See Note 11 to our Consolidated Financial Statements entitled “SEGMENTS” for our segments’ financial results for fiscals 2011, 2010 and 2009. The following is a brief description of our segments:

•
Domestic — Our Domestic segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 876 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales in fiscal 2011 were derived from 414 traditional toy stores (including 82 BRU Express and Juvenile Expansion formats), 245 juvenile stores, 183 SBS stores, 31 permanent Express stores and our three flagship stores in New York City. Additionally, we generated Net sales through our temporary Express store locations. Based on Net sales, we are the largest specialty retailer of toys in the United States and Puerto Rico. Domestic Net sales were $8.4 billion for fiscal 2011, which accounts for 60% of our consolidated Net sales.

•
International — Our International segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 626 owned and 151 licensed stores in 35 countries and jurisdictions and through the Internet. In addition to fees received from licensed stores, International Net sales in fiscal 2011 were derived from 466 traditional toy stores (including 14 BRU Express formats), 144 SBS stores and 16 juvenile stores. Additionally, we generated Net sales through our temporary Express store locations. Our operated stores are located in Australia, Austria, Canada, France, Germany, Japan, Poland, Portugal, Spain, Switzerland and the United Kingdom. Beginning in the fourth quarter of fiscal 2011, as a result of the acquisition of our interest in Labuan, we operate Toys “R” Us retail stores in Brunei, China, Hong Kong, Malaysia, Singapore, Taiwan and Thailand. International Net sales were $5.5 billion for fiscal 2011, which accounts for 40% of our consolidated Net sales.

Strengths
We believe we offer our guests the most comprehensive year-round selection of merchandise in the retail toy and juvenile (including baby) categories through our “R” Us branded stores and through the Internet. On average, our Domestic and International stores (other than Express stores) offer approximately 12,000 and 9,000 items year-round, respectively. Express stores, due to their size, typically carry approximately 1,700 items. We believe that our differentiated product assortment, private label and exclusively licensed product offerings, and quality service levels enable us to command a reputation as the shopping destination for toys and juvenile (including baby) products. We seek to differentiate ourselves from our competitors in several key areas, including product selection, product presentation, service, in-store experience and marketing. We are able to provide vendors with a year-round distribution outlet for the broadest assortment of their products. We continue to grow and strengthen our Domestic and International segments by:

•	focusing on the expansion of our juvenile product offerings through our SBS, BRU Express and Juvenile Expansion store formats;

•	enhancing our product offerings and adding private label and exclusive products to our mix including unique and exceptional items sold through the FAO Schwarz brand;

•	offering value to customers through a convenient omnichannel (store and Internet) shopping experience;

•	renovating and updating or relocating our existing stores to enhance the shopping experience and continually reviewing the market for new store opportunities;

•	reaching customers, through differentiated value propositions, with our portfolio of e-commerce brands;

•	achieving a high degree of customer interaction by leveraging our comprehensive, state-of-the-art baby registry and birthday club in the United States and our world-wide Rewards “R” Us program; and

•	continuing to refine our in-store guest experience and improving customer service.

Product Selection and Merchandise
Our product offerings are focused on serving the needs of parents, grandparents and other gift-givers interested in purchasing merchandise in our primary product categories:

•	Core Toy — boys and girls toys, such as action figures, dolls and doll accessories, role play toys and vehicles;

•	Entertainment — video game software, systems and accessories, tablet computers, electronics and other related products;

•
Juvenile — focused on serving newborns and children up to four years of age by offering a broad array of products, such as baby gear, infant care products, apparel, commodities, furniture, bedding and room décor;

•
Learning — educational electronics and developmental toys, such as our Imaginarium products in the United States and World of Imagination products at our International locations, construction toys, games, creative activities and pre-school merchandise which includes learning products, activities and toys; and

•
Seasonal — toys and other products geared toward holidays (including Christmas, Hanukkah, Three Kings, Carnival, Easter, Golden Week and Halloween) and summer activities, as well as bikes, sporting goods, play sets and other outdoor products.

We offer a wide selection of popular national toy and juvenile brands including many products that are exclusively offered at, or launched at, our stores. Over the past few years, we have worked with key resources to obtain exclusive products and expand our private label brands enabling us to earn higher margins and offer products that our customers will not find elsewhere. We offer a broad selection of private label merchandise under names such as Babies “R” Us, JOURNEY GIRLS, ANIMAL ALLEY, IMAGINARIUM, FAST LANE, YOU & ME, JUST LIKE HOME and FAO SCHWARZ in our stores. We believe these private label brands provide a platform on which we can expand our product offerings in the future and will further differentiate our products and allow us to enhance profitability. In fiscal 2010, we opened a sourcing office in China to work with our vendors and expand our private label product offerings.
Marketing
We believe that we have achieved our leading market position largely as a result of building highly recognized brand names, strong loyalty programs and delivering superior service to our customers. We use a variety of broad-based and targeted marketing and advertising strategies to reach consumers. These strategies include mass marketing programs such as direct mail, e-mail marketing, targeted magazine advertisements, catalogs/rotos and other inserts in national or local newspapers, national television and radio broadcasts, targeted door-to-door distribution, direct mailings to loyalty program members and in-store marketing. Our most significant single piece of advertising is “The Great Big Toys “R” Us Book” promotional catalog release, which is distributed through direct mail, newspapers and in-stores during the fourth quarter holiday selling season.
In addition, we offer unique benefits such as loyalty programs to our customers, including the Rewards “R” Us program, which rewards members for the purchases they make at our stores and on-line at Toysrus.com and Babiesrus.com. Through the Rewards "R" Us program, members are able to take advantage of a variety of exclusive one-time and ongoing benefits, deals and promotions.
Our comprehensive baby registry offered in our stores and on the Internet allows an expectant parent to list desired products and enables gift-givers to tailor purchases to the expectant parent’s specific needs and wishes. Our baby registry also facilitates our direct marketing and customer relationship initiatives, which includes mailings to expecting mothers and new parents.
Other programs include our Wish Lists, which allows parents and kids to create a tailored list of desired toys that gift-givers can utilize to make their purchases; Geoffrey's Birthday Club, in which parents receive exciting offers and incentives to help prepare for their child's birthday and kids receive special gifts and greetings from Geoffrey the Giraffe; and our Credit Card Program, which offers co-branded and private label credit cards in order for customers to finance purchases at our stores, on-line and at other businesses, and receive loyalty benefits, deals and promotions in exchange.
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
Customer Service
Compared with multi-line mass merchandisers, we believe we are able to provide superior service to our customers through our highly trained sales force. We train our store associates extensively to deepen their product knowledge and enhance their targeted selling skills in order to improve customer service in our stores. We are continually working to improve the allocation of products within our stores and reduce waiting times at checkout counters. For the added convenience of our customers, we offer a layaway program and provide a home delivery program.
In addition to our baby registry, we offer a variety of helpful publications and innovative programs and services for the expectant parent, including frequent in-store product demonstrations.
Safety Focus
We have taken a leadership position on safety. We believe that we have put in place industry-leading product safety standards that meet or exceed United States federally mandated and/or global regulatory requirements in the countries in which we operate. In addition, through our dedicated safety website, safety boards in stores, e-mail blasts and partnerships with noted safety experts and organizations, we provide resources that are used by parents, grandparents and childcare providers to ensure they have the most up-to-date information on product safety and recalls.
Corporate Philanthropy and Community Service
We are proud to have a long tradition at Toys “R” Us of supporting numerous children’s charities. Toys “R” Us Children’s Fund Inc., a non-profit organization, and Toys “R” Us, Inc. have contributed millions of dollars to charities that keep children safe and help them in times of need. We actively support charities such as the Marine Toys For Tots Foundation, Autism Speaks and Save the Children, among others. Each year the Company also produces a special toy selection guide for differently-abled children. The Company encourages its employees to become active in charitable endeavors by matching contributions they make to qualified charities of their choice. The Company also manages the Geoffrey Fund, Inc., a non-profit organization. The Geoffrey Fund’s sole purpose is to provide assistance to employees affected by natural and personal disasters and relies on donations from employees and funds from the Company to carry out its mission.
Market and Competition
We are the leading global specialty retailer of toys and juvenile products as measured by Net sales. As a specialty retailer, we are able to focus solely on the toys and juvenile products market. We operate in an attractive industry that has proven to be more resilient due to the demand for toys and juvenile (including baby) products, driven by the desire of families to spend on their children.
In the Domestic markets, we compete with mass merchandisers, such as Wal-Mart, Target and Kmart; consumer electronics retailers, such as Best Buy and GameStop; Internet and catalog businesses, such as Amazon.com (“Amazon”); national and regional specialty, department and discount store chains; as well as local retailers in the geographic areas we serve. Our baby registry competes with baby registries of mass merchandisers, other specialty retail formats and regional retailers. In the International toy and electronics markets, we compete with mass merchandisers, discounters and specialty retailers such as Argos, Auchan, Bic Camera, Carrefour, El Corte Ingles, King Jouet, Mothercare, Spielmax, Wal-Mart, Yamada Dinky and Yodobashi. The Domestic and International mass merchandisers and discounters aggressively price items in the traditional toy and electronic product categories with larger dedicated selling space during the holiday season in order to build traffic for other store departments.
We believe the principal competitive factors in the toy, juvenile (including baby) and video game products markets are product variety, price, quality, availability, advertising and promotion, convenience or store location, safety and customer support and service. We believe we are able to effectively compete by providing a broader range of merchandise, maintaining in-stock positions, as well as convenient locations, superior customer service and competitive pricing.
Seasonality
Our global business is highly seasonal with sales and earnings highest in the fourth quarter due to the fourth quarter holiday selling season. During fiscals 2011, 2010 and 2009 approximately 43%, respectively, of our total Net sales were generated in the fourth quarter. We typically incur net losses in each of the first three quarters of the year, with a substantial portion of our earnings generated in the fourth quarter. We seek to continuously improve our ability to manage the numerous demands of a highly seasonal business, from the areas of product sourcing and distribution, to the challenges of delivering high sales volumes and excellent customer service during peak business periods. Over the past 60 years, we have developed substantial experience and expertise in managing the increased demand during the holiday season which we believe favorably differentiates us from our competition.
License Agreements
We have license agreements with unaffiliated third party operators located outside the United States. The agreements are largely structured with royalty income paid as a percentage of sales for the use of our trademarks, trade name and branding. While this business format remains a small piece of our overall International business operations, we continue to look for opportunities for market expansion. Our preferred approach is to open stores in our successful Company operated format, but we may choose partnerships or licensed arrangements where we believe it is appropriate due to business climate and risks.

Geographic Distribution of Domestic Stores
The following table sets forth the location of our Domestic stores as of January 28, 2012:

Location	Number of Stores
Alabama	9
Alaska	1
Arizona	16
Arkansas	5
California	110
Colorado	12
Connecticut	14
Delaware	3
Florida	59
Georgia	28
Hawaii	2
Idaho	3
Illinois	40
Indiana	17
Iowa	8
Kansas	6
Kentucky	11
Louisiana	9
Maine	3
Maryland	19
Massachusetts	23
Michigan	33
Minnesota	11
Mississippi	5
Missouri	16
Montana	1
Nebraska	4
Nevada	10
New Hampshire	7
New Jersey	44
New Mexico	3
New York	63
North Carolina	21
North Dakota	1
Ohio	37
Oklahoma	7
Oregon	8
Pennsylvania	46
Rhode Island	2
South Carolina	10
South Dakota	2
Tennessee	17
Texas	60
Utah	8
Vermont	1
Virginia	27
Washington	14
West Virginia	4
Wisconsin	11
Puerto Rico	5
Total (1)	876

(1)
This includes 31 Express stores that each have a cumulative lease term of at least two years and excludes the remaining 16 temporary Express store locations which remained open as of January 28, 2012. During the fiscal 2011 holiday selling season, there were 141 Express stores open domestically.

Geographic Distribution of International Stores
The following table sets forth the location of our International operated stores as of January 28, 2012:

Location	Number of Stores Operated
Australia	35
Austria	14
Brunei	1
Canada	73
China	24
France	44
Germany	59
Hong Kong	13
Japan	167
Malaysia	20
Poland	1
Portugal	8
Singapore	6
Spain	46
Switzerland	8
Taiwan	19
Thailand	9
United Kingdom	79
Total (1)	626

(1)	This excludes the 43 temporary Express store locations which remained open as of January 28, 2012. During the fiscal 2011 holiday selling season, there were 67 Express stores open internationally.
The following table sets forth the location of our International licensed stores as of January 28, 2012:

Location	Number of Stores Licensed
Bahrain	1
Denmark	15
Egypt	3
Finland	5
Iceland	3
Israel	19
Kuwait	1
Macau	1
Norway	10
Oman	1
Philippines	14
Qatar	1
Saudi Arabia	11
South Africa	25
South Korea	18
Sweden	16
United Arab Emirates	7
Total	151

Employees
As of January 28, 2012, we employed approximately 70,000 full-time and part-time individuals worldwide, with approximately 45,000 domestically and 25,000 internationally. These numbers do not include the individuals employed by licensees of our stores. Due to the seasonality of our business, we employed approximately 120,000 full-time and part-time employees worldwide during the fiscal 2011 holiday season. We consider the relationships with our employees to be positive. We believe that the benefits offered to our employees are competitive in relation to those offered by other companies in the retail sector.
Distribution
We operate 19 distribution centers including 10 that support our Domestic operations and 9 that support our International operations (excluding licensed operations). These distribution centers employ warehouse management systems and material handling equipment that help to minimize overall inventory levels and distribution costs. We believe the flexibility afforded by our warehouse/distribution system and by our operation of the fleet of trucks used to distribute merchandise provide us with operating efficiencies and the ability to maintain a superior in-stock inventory position at our stores. We continuously seek to improve our supply chain management, optimize our inventory assortment and upgrade our automated replenishment system to improve inventory turnover.
We also have an agreement with Exel, Inc., a leading North American contract logistics provider, who provides additional warehousing and fulfillment services for our Internet operations in the United States. We utilize various third party providers who furnish similar services in our international markets.
Our Vendors
We procure the merchandise that we offer to our customers from a wide variety of domestic and international vendors. In fiscal 2011, we had approximately 3,900 active vendor relationships, including approximately 500 related to the Labuan acquisition. For fiscal 2011, our top 20 vendors worldwide, based on our purchase volume in U.S. dollars, represented approximately 42% of the total products we purchased.
Given our market leadership position, we have been able to develop strategic partnerships with many of our vendors. We provide vendors with a year-round platform for their brand and let them use our stores to test their products. We use our New York City flagship stores (our Toys “R” Us Times Square store, our FAO Schwarz 5th Avenue store and our Babies “R” Us Union Square store) as venues to introduce new products. In return, we obtain greater access to products in demand, support for advertising and marketing efforts, and exclusive access to merchandise. In fiscal 2010, we opened a sourcing office in China to work with our vendors and expand our private label product offering.
Financial Information About Our Segments
Financial information about our segments and our operations in different geographical areas for the last three fiscal years is set forth in Note 11 to the Consolidated Financial Statements entitled “SEGMENTS.”
Trademarks and Licensing
“TOYS “R” US®”, “BABIES “R” US®”, “IMAGINARIUM®”, “GEOFFREY®”, “JOURNEY GIRLS®”, “ANIMAL ALLEY®”, “FAST LANE®”, “DREAM DAZZLERS®”, “YOU & ME®”, the reverse “R” monogram logo and the Geoffrey character logo, as well as variations of our family of “R” Us marks, either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many other countries. These trademarks are material to our business operations. We believe that our rights to these properties are adequately protected. In addition, we own the United States trademarks (along with certain trademark rights in other countries) associated with eToys.com, babyuniverse.com and KB Toys. We also own the exclusive right and license to use the FAO SCHWARZ trademarks.
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
Our business is highly seasonal. During fiscals 2011, 2010 and 2009 approximately 43%, respectively, of our total Net sales were generated in the fourth quarter. We typically incur net losses in each of the first three quarters of the year, with a substantial portion of our earnings generated in the fourth quarter. As a result, we depend significantly upon the fourth quarter holiday selling season. If we achieve less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, we may not be able to compensate sufficiently for the lower sales, operating earnings or cash flows from operating activities during the first three quarters of the fiscal year. Our results in any given period may be affected by dates on which important holidays fall and the shopping patterns relating to those holidays. Additionally, the concentrated nature of our seasonal sales means that our operating results could be materially adversely affected by natural disasters and labor strikes, work stoppages, terrorist acts or disruptive global political events, prior to or during the holiday season, as described below.
Our industry is highly competitive and competitive conditions may adversely affect our revenues and overall profitability.
The retail industry is highly and increasingly competitive and our results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, competitor credit programs, additional competitor store openings and other factors. As a specialty retailer that primarily focuses on toys and juvenile products we compete with discount and mass merchandisers, such as Wal-Mart and Target, national and regional chains and department stores, as well as local retailers in the market areas we serve. We also compete with national and local discount stores, consumer electronics retailers, supermarkets and warehouse clubs, as well as Internet and catalog businesses. We may be vulnerable to the special competitive pressures from the growing e-commerce activity in the market, both as they may impact our own e-commerce business, and as they may impact the operating results and investment values of our existing physical stores. Competition is principally based on product variety, price, quality, availability, advertising and promotion, convenience or store location, safety and customer support and service. We believe that some of our competitors in the toy market and juvenile products market, as well as in the other markets in which we compete, have a larger market share than our market share. In addition, some of our competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.
Much of the merchandise we sell is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to increase sales and build traffic for other store departments. Our business is vulnerable to shifts in demand and pricing, as well as consumer preferences. Competition in the video game market has increased in recent years as mass merchandisers have expanded their offerings in this market, and as alternative sales and distribution channels (such as Internet retailers and electronic distribution of software) have grown in importance.
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
Many economic and other factors outside our control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels, inflation and deflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or an uncertain economic outlook adversely affects consumer spending habits and results in lower levels of economic activity. The domestic and international political situation, including the economic health of various political jurisdictions, also affects economic conditions and consumer confidence. In addition, changing economic and regulatory conditions and increasing consumer credit delinquencies may cause banks to re-evaluate their lending practices and terms which could have an adverse effect on our credit card program and consequently, an adverse effect on our sales. Any of these events and factors could cause consumers to curtail spending and could have a negative impact on our financial performance and position in future fiscal periods.
Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing on reasonable terms. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could have a significant negative effect on our business.
We have significant liquidity and capital requirements. Among other things, the seasonality of our businesses requires us to purchase merchandise well in advance of the fourth quarter holiday selling season. We depend on our ability to generate cash flows from operating activities, as well as on borrowings under our revolving credit facilities and our credit lines, to finance the carrying costs of this inventory and to pay for capital expenditures and operating expenses. As of January 28, 2012, we had no outstanding borrowings under the Toys “R” Us – Japan, Ltd. (“Toys – Japan”) unsecured credit lines, the $1.85 billion secured revolving credit facility (“ABL Facility”), the European and Australian asset-based revolving credit facility (the “European ABL”) or the Toys – Japan uncommitted lines of credit due on demand, with outstanding borrowings only on our Labuan uncommitted line of credit of $9 million due on demand. For fiscal 2011, peak borrowings under our various credit lines were $1.1 billion as we purchased merchandise for the fourth quarter holiday selling season. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could have a significant negative effect on our business. In addition, any adverse change to our credit ratings or our business could negatively impact our ability to refinance our debt on satisfactory terms and could have the effect of increasing our financing costs. While we believe we currently have adequate sources of funds to provide for our ongoing operations and capital requirements for the next 12 months, any inability on our part to have future access to financing, when needed, would have a negative effect on our business.
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
We continue to implement a series of customer-oriented strategic programs designed to differentiate and strengthen our core merchandise content and service levels and to expand and enhance our merchandise offerings. We seek to improve the effectiveness of our marketing and advertising programs for our “R” Us stores and e-commerce business. The success of these and other initiatives will depend on various factors, including the implementation of our growth strategy, the appeal of our store formats, our ability to offer new products to customers, our financial condition, our ability to respond to changing consumer preferences and competitive and economic conditions. We continuously endeavor to minimize our operating expenses, without adversely affecting the profitability of the business. If we fail to implement successfully some or all of our strategic initiatives, we may be unable to retain or attract customers, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.

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
Our growth is dependent on both increases in sales in existing stores and the ability to successfully implement our juvenile integration strategy and open profitable new stores. Increases in sales in existing stores are dependent on factors such as competition, merchandise selection, store operations and other factors discussed in these Risk Factors. Our ability to successfully implement our juvenile integration strategy in a timely and cost effective manner or open new stores and expand into additional market areas depends in part on the following factors, which are in part beyond our control:

•	the availability of sufficient funds for the expansion;

•	the availability of attractive store locations and the ability to accurately assess the demographic or retail environment and customer demand at a given location;

•	the ability to negotiate favorable lease terms and obtain the necessary permits and zoning approvals;

•	the absence of occupancy delays;

•	the ability to construct, furnish and supply a store in a timely and cost effective manner;

•	the ability to hire and train new personnel, especially store managers, in a cost effective manner;

•	costs of integration, which may be higher than anticipated; and

•	general economic conditions.
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
Sales of video games and video game systems, which have accounted for 8%, 9% and 11% of our annual net sales for fiscals 2011, 2010 and 2009, respectively, have been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game systems, sales of these systems and related software and accessories generally increase due to initial demand, while sales of older systems and related products generally decrease. There has not been a new video game system introduced in the past several years, which has negatively affected our sales of video games and video game systems in recent periods. Moreover, competition within the video game market has increased in recent years and, due to the large size of this product category, fluctuations in this market could have a material adverse impact on our sales and profits trends. Additionally, if video game system manufacturers fail to develop new hardware systems, or if new video products are sold in channels other than traditional retail stores, including through direct on-line distribution to customers, our sales of video game products could continue to decline, which would negatively impact our financial performance.

The success and expansion of our e-commerce business depends on our ability to provide quality service to our Internet customers and if we are not able to provide such services, our future growth will be adversely affected.
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
In fiscal 2011, we had approximately 3,900 active vendor relationships through which we procure the merchandise that we offer to our customers. For fiscal 2011, our top 20 vendors worldwide, based on our purchase volume in U.S. dollars, represented approximately 42% of the total products we purchased. An inability to acquire suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on our business and operating results and could cause us to miss products that we feel are important to our assortment. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.
In addition, our vendors are subject to various risks, including raw material costs, inflation, labor disputes, union organizing activities, financial liquidity, product merchantability, inclement weather, natural disasters and general economic and political conditions that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices and payment terms that are commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an increase in our routine and non-routine litigation costs. Further, any merchandise that does not meet our quality standards could become subject to a recall, which could damage our reputation and brands and harm our business.
If our vendors fail to provide promotional support consistent with past levels, our sales, earnings and cash flow could be adversely affected.
Our vendors typically provide us with promotional support for the sale of their products in our store and on our website. We also receive allowances for volume-related purchases. As part of this support, we receive allowances, payments and credits from the vendors which reduce our cost of goods sold, supports the promotion and merchandising of the products we sell and drives sales at our stores and on our website. We cannot provide assurance that vendors will continue to provide this support consistent with past levels. If our vendors fail to do so, our sales, earnings and cash flow could be adversely affected.
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
As of January 28, 2012, we leased 1,197 of our properties from third-parties pursuant to long-term space and ground leases. Total rent expense, net of sublease income, was $588 million, $570 million and $519 million for fiscals 2011, 2010 and 2009, respectively, and is expected to be approximately $637 million for fiscal 2012. Many of our leases provide for scheduled increases in rent. The substantial obligations under our leases could further exacerbate the risks described below under “Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our various debt instruments.”
If we are unable to renew or replace our current store leases or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases are terminated prior to expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.
We currently have ground leasehold interest in approximately 17% and store leasehold interests in approximately 59% of our domestic and international store locations. Most of our current leases provide for our unilateral option to renew for several additional rental periods at specific rental rates. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional store locations could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.
Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations which could negatively impact our financial condition and results of operations.
We conduct a significant portion of our business outside the United States. For fiscals 2011, 2010 and 2009, approximately 40%, 38% and 39% of our Net sales, respectively, were generated outside the United States. In addition, as of January 28, 2012 and January 29, 2011, approximately 37% of our long-lived assets, respectively, were located outside of the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including the challenges of different economic conditions in each of the countries, possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies as described below, political instability and restrictive governmental actions.
Our business is subject to fluctuations in foreign currency exchange rates and such fluctuations may have a material adverse effect on our business, financial condition and results of operations.
Exchange rate fluctuations may affect the translated value of our earnings and cash flow associated with our international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States where we operate stores, we generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. In many countries where we do not operate stores, our licensees pay royalties in U.S. dollars. However, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in exchange rates. In fiscal years 2011, 2010 and 2009, 40% 38% and 39% of our Net sales, respectively, were completed in a currency other than the U.S. dollar, the majority of which were denominated in yen, euros, canadian dollars and pounds. In fiscal 2011, our reported operating earnings would have decreased or increased $38 million if all foreign currencies uniformly weakened or strengthened by 10% relative to the U.S. dollar.
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
The United States Foreign Corrupt Practices Act, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We cannot provide assurance that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.
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
The products we sell in our stores are subject to regulation by the federal Consumer Product Safety Commission and similar state and international regulatory authorities. As a result, such products have been and could be in the future subject to recalls and other remedial actions. Product safety concerns may require us to voluntarily remove selected products from our stores. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, which could have a material adverse effect on our business, financial condition and results of operations.

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
We are involved in private actions, investigations and various other legal proceedings by employees, suppliers, competitors, shareholders, government agencies or others. The results of such litigation, investigations and other legal proceedings are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and divert significant resources. If any of these legal proceedings were to be determined adversely to us, we could be exposed to monetary damages or limits on our ability to operate our business, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to certain regulatory and legal requirements. If we fail to comply with regulatory or legal requirements, our business and results of operations may be adversely affected.
We are subject to numerous regulatory and legal requirements. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Federal Trade Commission, the Sarbanes-Oxley Act of 2002 and the SEC. In addition, our business activities require us to comply with complex regulatory and legal issues on a local, national and worldwide basis (including, in some cases, more stringent local labor law or regulations). Future legislative and regulatory actions relating to credit cards could also have an adverse impact on our credit card program and our sales. Failure to comply with such laws and regulations could adversely affect our operations, involve significant expense and divert management’s attention and resources from other matters, which in turn could harm our business and results of operations.
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
The occurrence of one or more natural disasters, such as hurricanes, fires, floods, earthquakes, tornadoes and volcano eruptions, or inclement weather such as frequent or unusually heavy snow, ice or rain storms, or extended periods of unseasonable temperatures, or the occurrence of pandemic outbreaks, labor strikes, work stoppages, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could adversely affect our operations and financial performance. To the extent these events impact one or more of our key vendors or result in the closure of one or more of our distribution centers or a significant number of stores, our operations and financial performance could be materially adversely affected through an inability to make deliveries to our stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas vendor, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption to our information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.
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
We are subject to taxes in the United States and numerous international jurisdictions. We record tax expense based on current tax payments and our estimates of future tax payments, which include reserves for estimates of probable settlements of international and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdiction, changes to existing accounting rules or regulations, or by changes to our ownership or capital structures. Fluctuations in our tax obligations and effective tax rate could materially and adversely affect our results of operations.
Changes to accounting rules or regulations may adversely affect our results of operations.
Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, the SEC is currently considering whether issuers in the United States should be required to prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”) instead of accounting principles generally accepted in the United States (“GAAP”). IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (“IASB”). The SEC has indicated that it will decide in 2012 whether IFRS will be required for issuers in the United States. Additionally, the Financial Accounting Standards Board (“FASB”) is considering various changes to GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards. For instance, the FASB and IASB have issued an exposure draft that would require us to record lease obligations on our balance sheet and make other changes to our financial statements. These and other future changes to accounting rules or regulations may materially adversely affect our reported results of operations and financial position.
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
We may from time to time acquire complementary companies or businesses. Acquisitions may result in unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with our Company, which may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, technology, financial systems, distribution and general business operations and procedures. We cannot provide assurance that any acquisition we make will be successful and our operating results may be adversely impacted by the integration of a new business and its financial results.
Risks Related to Our Substantial Indebtedness
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations or refinance our maturing debt, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our various debt instruments.
We are, and we expect to continue to be, highly leveraged. As of January 28, 2012, our total indebtedness was $5.2 billion, of which $3.1 billion was secured indebtedness and $1.4 billion of which matures before the end of fiscal 2013. Our substantial indebtedness could have significant consequences, including, among others, the following:

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

•
increasing the difficulty for us to make scheduled payments on our outstanding debt and other obligations, as our business may not be able to generate sufficient cash flows from operating activities to meet our debt service obligations;

•	exposing us to the risk of increased interest expense due to changes in borrowing spreads and short-term interest rates;

•	causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements and general, corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and reacting to competitive pressure, and placing us at a competitive disadvantage compared to our competitors who are less leveraged.
We may be able to incur additional indebtedness in the future, including under our current revolving credit agreements, subject to the restrictions contained in our debt instruments. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
We may not be able to generate sufficient cash to service all of our indebtedness and may not be able to refinance our indebtedness. If we are unable to do so, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
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
As of January 28, 2012, we had approximately $891 million of European credit facilities maturing before the end of fiscal 2013. We believe we have the ability to refinance or repay a portion and refinance these credit facilities prior to maturity; however, the weakness of the European economic climate could reduce or restrict our ability to refinance these debt obligations on favorable terms.
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
Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. As specified in certain of our subsidiaries’ debt agreements, there are restrictions on our ability to obtain funds from our subsidiaries through dividends, loans or advances. The agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions, and may adversely affect our ability to operate our business. Among other things, these covenants limit our ability to:

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
The following summarizes our worldwide operating stores and distribution centers as of January 28, 2012 (excluding licensed operations in our International segment):

	Owned	Ground Leased (1)	Leased (2)		Total	Total Gross Square Feet (3) (In millions)
Stores:
Domestic	290	226	360		876	35
International	78	26	522	(4)	626	20
	368	252	882		1,502	55
Distribution Centers:
Domestic	7	—	3		10	8
International	5	—	4		9	4
	12	—	7		19	12
Total Operating Stores and Distribution Centers	380	252	889		1,521	67

(1)	Owned buildings on leased land.

(2)
This includes 31 Express stores within our Domestic segment that each have a cumulative lease term of at least two years and excludes the remaining 59 temporary Express store locations within our Domestic and International segments which remained open as of January 28, 2012. During the fiscal 2011 holiday selling season, there were 141 Domestic and 67 International Express stores open.

(3)	Represents total square footage occupied, excluding any space dedicated to mezzanines (with the exception of our flagship stores), catwalks, parking lots and decks.

(4)	Includes 92 stores related to the Labuan acquisition. Refer to Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.
See also the sections of Item 1 entitled “Geographic Distribution of Domestic Stores” and “Geographic Distribution of International Stores” of this Annual Report on Form 10-K.

As described above, a significant part of our properties are ground leased (i.e. properties where we own the building but we do not retain fee ownership in the underlying land) or space leased (i.e. we lease a store from a property owner). We lease properties from unrelated third parties, pursuant to leases that vary as to their terms, rental provisions and expiration dates. Substantially all of our leases are considered triple-net leases, which require us to pay all costs and expenses arising in connection with the ownership, operation, leasing, use, maintenance and repair of these properties. These costs include real estate taxes and assessments, utility charges, license and permit fees and insurance premiums, among other things. Virtually all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions. In addition, many of our leases include early termination options, which we may exercise under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property. A portion of our leased stores have contingent rentals, where the lease payments depend on factors that are not measurable at the inception of the lease, such as future sales volume. Contingent rent expense was $12 million, $12 million and $10 million for fiscals 2011, 2010 and 2009, respectively.
We own our headquarters, comprising approximately 585,000 square feet of space, in Wayne, New Jersey.
As of January 28, 2012, we maintained 114 former stores that are no longer part of our operations. Approximately half of these surplus facilities are owned and the remaining locations are leased. We have tenants in more than half of these facilities, and we continue to market those facilities without tenants for disposition or leasing opportunities. The net costs associated with these facilities are reflected in our Consolidated Financial Statements, but the number of surplus facilities is not included above.
Portions of our debt are secured by direct and indirect interests in certain of our properties. See Note 2 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.
We believe that our current operating stores and distribution centers are adequate to support our business operations.

ITEM 3.	LEGAL PROCEEDINGS
On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two Internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third Internet retailer filed a similar action and another consumer class action was commenced making similar allegations involving most of the same Defendants. In January 2011, the parties in the consumer class actions referenced above entered into a settlement agreement, which was approved by the District Court in a final order in December 2011. In January 2012, certain parties who objected to the District Court's final approval of the settlement filed Notices of Appeal with the Third Circuit Court of Appeals. As part of the settlement, in March 2011 the Company made a payment of approximately $17 million towards the overall settlement. In addition, in January 2011, the plaintiffs, the Company and certain other Defendants in the Internet retailer actions referenced above entered into a settlement agreement pursuant to which the Company made a payment of approximately $5 million towards the overall settlement. In addition, on or about November 23, 2010, the Company entered into a Stipulation with the Federal Trade Commission (“FTC”) ending the FTC’s investigation related to the Company’s compliance with a 1998 FTC Final Order and settling all claims in full. Pursuant to the settlement, in May 2011, the Company paid approximately $1 million as a civil penalty.
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

ITEM 4.	MINE SAFETY DISCLOSURE
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares of common stock, $0.001 par value (“Common Stock”) are privately held by our Sponsors, our officers, certain employees and a private investor and there is no established public trading market for our Common Stock. As of March 1, 2012, there were approximately 415 holders of our Common Stock. During fiscals 2011, 2010 and 2009, no dividends were paid out to shareholders. See Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for a discussion of our debt agreements which restrict our ability to obtain funds from certain of our subsidiaries through dividends, loans or advances.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Years Ended (1)
(In millions, except share data and number of stores)	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
Operations
Net sales	$13,909	$13,864	$13,568	$13,724	$13,794
Net earnings (2)	151	167	304	211	155
Net earnings attributable to Toys "R" Us, Inc. (2)	149	168	312	218	153

Per Share Data
Earnings per common share attributable to common shareholders (3)
Basic (Note 1)	$2.98	$3.43	$6.37	$4.45	$3.13
Diluted (Note 1)	2.91	3.36	6.33	4.43	3.11
Weighted average shares used in computing per share amounts
Basic (Note 1)	48,979,571	48,941,118	48,962,152	48,936,391	48,829,385
Diluted (Note 1)	50,149,212	49,981,504	49,304,963	49,226,421	49,186,860

Financial Position at Year End
Working capital	$708	$534	$619	$617	$685
Property and equipment, net	4,052	4,061	4,084	4,187	4,385
Total assets	8,842	8,832	8,577	8,411	8,952
Total debt (4)	5,170	5,288	5,196	5,545	5,874
Total equity (deficit)	503	343	117	(152)	(235)

Other Financial and Operating Data
Number of stores - Domestic (at period end)	876	868	849	846	845
Number of stores - International - Operated (at period end) (5)	626	524	514	504	504
Total operated stores (at period end)	1,502	1,392	1,363	1,350	1,349
Number of stores - International - Licensed (at period end) (5)	151	220	203	209	211
Adjusted EBITDA (6)	$1,054	$1,118	$1,141	$998	$1,106

(1)	Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. All fiscal years presented are based on a 52 week period.

(2)	Refer to the Adjusted EBITDA table within this section for certain income and expense items that management believes make it more difficult to assess the Company's actual operating performance.

(3)
For fiscal 2011, earnings per share was computed using Net earnings attributable to common shareholders of $146 million, which has been adjusted for the changes in the carrying amount of the redeemable Noncontrolling interest using the two-class method.  This application of the guidance did not have an impact on prior period earnings per share.  Refer to Note 1 to the Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

(4)	Includes current portion of long-term debt and short-term borrowings. See Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

(5)
As a result of the Labuan acquisition, on October 31, 2011, 90 of our licensed stores became part of our operated locations upon acquisition. As of January 28, 2012, International operated stores includes 92 Labuan stores. See Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.

(6)
Adjusted EBITDA is defined as EBITDA (earnings before net interest income (expense), income tax (benefit) expense, depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance including certain items which are generally non-recurring. We have historically excluded the impact of such items from internal performance assessments. We believe that excluding items such as sponsors’ management and advisory fees, asset impairment charges, restructuring charges, impact of litigation, noncontrolling interest, gain on sale of properties, gift card breakage accounting change and the other charges specified below, helps investors compare our operating performance with our results in prior periods. We believe it is appropriate to exclude these items as they are not related to ongoing operating performance and, therefore, limit comparability between periods and between us and similar companies.

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
In addition, we believe that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA and Adjusted EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. We use these non-GAAP financial measures for planning and forecasting and measuring results against the forecast and in certain cases we use similar measures for bonus targets for certain of our employees. Using several measures to evaluate the business allows us and investors to assess our relative performance against our competitors.
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

Reconciliation of Net earnings attributable to Toys “R” Us, Inc. to EBITDA and Adjusted EBITDA is as follows:

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
Net earnings attributable to Toys “R” Us, Inc.	$149	$168	$312	$218	$153
Add:
Income tax (benefit) expense	(1)	(35)	40	7	65
Interest expense, net	432	514	440	403	476
Depreciation and amortization	403	388	376	399	394
EBITDA	983	1,035	1,168	1,027	1,088
Adjustments:
Litigation expense (a)	8	23	—	—	—
Sponsors management and advisory fees (b)	20	20	15	18	18
Prior period lease accounting (c)	—	16	—	—	—
Impairment on long-lived assets (d)	6	11	7	33	13
Compensation expense (e)	1	6	—	—	—
Transfer taxes (f)	—	6	—	—	—
Restructuring (g)	3	3	5	8	2
Gain on sale of properties (h)	(3)	(10)	(6)	(5)	(33)
Net earnings (loss) attributable to noncontrolling interest (i)	2	(1)	(8)	(7)	2
Gain on settlement of litigation (j)	—	—	(51)	—	—
McDonald’s Japan contract termination (k)	—	—	—	14	5
Gift card breakage accounting change (l)	—	—	—	(59)	—
Loss (gain) on liquidation of TRU (HK) Limited (m)	1	—	—	(39)	—
Certain legal and accounting transaction costs	6	—	—	—	—
Acquisition costs (n)	4	—	—	—	—
Property damage write-offs and repairs (o)	11	—	—	—	—
Severance (p)	7	4	5	3	11
Store closure costs (p)	5	5	6	5	—
Adjusted EBITDA	$1,054	$1,118	$1,141	$998	$1,106

(a)	Represents litigation expenses recorded for certain legal matters. See Note 14 to our Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details.

(b)
Represents fees expensed to the Sponsors in accordance with the advisory agreement. The advisory fee paid to the Sponsors increases 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. See Note 16 to our Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS” for further details.

(c)	Represents a non-cash cumulative correction of prior period straight-line lease accounting.

(d)
Asset impairments primarily due to the identification of underperforming stores and the relocation of certain stores. See Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 4 to our Consolidated Financial Statements entitled “FAIR VALUE MEASUREMENTS” for further details.

(e)	Represents the incremental compensation expense related to existing liability awards and the repurchase of awards by the Company upon termination.

(f)	Represents state and city property transfer taxes recognized in fiscal 2010 related to the merger transaction in fiscal 2005.

(g)
Restructuring and other charges consist primarily of costs incurred from the Company’s 2003 and 2005 restructuring initiatives. The additional charges are primarily due to changes in management’s estimates for events such as lease terminations, assignments and sublease income adjustments.

(h)
During fiscals 2011, 2010 and 2009, we sold idle properties which resulted in gains of approximately $3 million, $10 million and $6 million, respectively. During fiscal 2008, we sold property resulting in a gain of $14 million. At the time of the sale, we leased back a portion of the property. Due to the leaseback, we recognized $4 million of the gain and deferred the remaining $10 million. During fiscal 2007, we sold an idle distribution center and properties, which resulted in gains of approximately $23 million. In addition, we consummated a lease termination agreement resulting in a gain of $10 million. See Note 5 to our Consolidated Financial Statements entitled "PROPERTY AND EQUIPMENT" for further details.

(i)	Represents noncontrolling interest in Labuan for fiscal 2011 and Toys – Japan for prior fiscal years.

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

(m)
In fiscal 2011, in conjunction with the completion of the liquidation of TRU (HK) Limited, our wholly-owned subsidiary, we recognized a $1 million loss. In fiscal 2008, when the subsidiary had been substantially liquidated, we recognized a $39 million gain.

(n)
Represents costs incurred in conjunction with the acquisition of 70% ownership interest in Labuan from Li & Fung. See Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.

(o)
Represents the write-off of damaged assets and repairs from an earthquake and resulting tsunami that hit the Northeast coast of Japan, a store fire in Australia and other property losses which occurred domestically.

(p)
Commencing in fiscal 2011, we have revised our definition of Adjusted EBITDA to add back certain officers' severance and store closure costs and have therefore revised our prior years' Adjusted EBITDA calculations to add back such expenses.

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
RESULTS OF OPERATIONS provides an analysis of our financial performance and of our consolidated and segment results of operations for fiscal 2011 compared to fiscal 2010 and fiscal 2010 compared to fiscal 2009.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our financing, capital expenditures, cash flows and contractual obligations.
CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2011. This section also refers to Note 19 to our Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for accounting standards which we have not yet been required to implement and may be applicable to our future operations.
EXECUTIVE OVERVIEW

Our Business
We are the leading global specialty retailer of toys and juvenile products as measured by Net sales. Toys “R” Us is recognized as the toy and juvenile (including baby) authority. We sell a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through our retail locations and the Internet. Our brand names are highly recognized in North America, Europe and Asia, and our expertise in the toy and juvenile retail space, our broad range of product offerings, our substantial scale and geographic footprint and our strong vendor relationships account for our market-leading position and distinguish us from the competition. We believe we offer the most comprehensive year-round selection of toys and juvenile products, including a broad assortment of private label and exclusive merchandise unique to our stores.
As of January 28, 2012, we operated 1,502 stores and licensed an additional 151 stores. These stores are located in 36 countries and jurisdictions around the world under the Toys “R” Us, Babies “R” Us and FAO Schwarz banners. In addition, we operate Express stores, smaller format stores primarily open on a short-term basis during the holiday season. During the fiscal 2011 holiday season, we operated 208 Express stores, of which 90 were still open as of January 28, 2012. Of the 90 Express stores that remained open, 31 have been included in our overall store count as they each have a cumulative lease term of at least two years. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and toys.com, as well as other Internet sites we operate in our international markets. For fiscal 2011, we generated Net sales of $13.9 billion, Net earnings of $149 million and Adjusted EBITDA of $1.1 billion. For the definition of Adjusted EBITDA, an explanation of why we present it and a description of the limitations of this non-GAAP measure, as well as a reconciliation to Net earnings, see Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.
We have developed a juvenile integration strategy which includes a new store format with an integrated “one-stop shopping” environment for our guests by combining the Toys “R” Us and Babies “R” Us merchandise offerings under one roof. We call this format a SBS store. SBS stores are a combination of Toys “R” Us stores and Babies “R” Us stores, and may be the result of a conversion or relocation and, in certain cases, may be accompanied by the closure of one or more existing stores. In addition, SBS stores may also be constructed in a new location and market.
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

In connection with our juvenile integration strategy, we continue to increase the number of SBS stores both domestically and internationally. Through the end of fiscal 2011, we have converted 250 existing stores into a SBS store format. In addition, we have opened 77 SBS stores (45 of which were relocations of existing stores). We expect that our integrated store format will continue to be a significant driver of our revenue and profit growth going forward.
In addition to our SBS store format, we continue to enhance our juvenile integration strategy with our BRU Express and Juvenile Expansion formats which devote additional square footage to our juvenile products within our traditional Toys “R” Us stores. Since implementing these integrated store formats, we have augmented 96 existing Toys “R” Us stores with these layouts.
We leverage our e-commerce business by integrating our Internet capabilities with our stores. The “Buy Online, Pick Up In Store” program is available within all stores in the United States and the United Kingdom, with the exception of Express stores. It offers customers the ability to browse and shop from the comfort of their own homes, while giving them the flexibility to pick up their purchases in-store. Our websites allow guests to determine if an item is in-stock at a particular store, as well as allow them to return items purchased on-line at our stores. We expect to expand these capabilities to other foreign markets in the near future. Additionally, our loyalty programs, including baby registry, birthday club and Rewards “R” Us programs, all offer on-line functionality which deepens our relationship with our guests and complements the in-store experience.
To provide additional support for our growing e-commerce business, we opened a distribution center in McCarran, Nevada in fiscal 2011, dedicated to the fulfillment of on-line orders. Additionally in fiscal 2011, we began the “Ship from Store” program, which leverages inventory from the majority of our Domestic stores to improve the speed with which customers receive their items, as well as provide an additional option to fulfill on-line orders. Internationally, we have an existing on-line presence in Australia, Austria, Canada, France, Germany, Japan, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom. In addition, during fiscal 2012 we expect to have an on-line presence in China. We believe our global e-commerce platform provides the on-going potential to enter new international markets where we do not have any physical stores. For fiscals 2011, 2010 and 2009, our e-commerce business generated net sales of approximately $1.0 billion, $782 million and $602 million, respectively.
We believe that we may have the potential to grow the number of stores in our store portfolio. We believe this opportunity exists in new international markets, particularly those in the emerging economies which are seeing overall GDP growth and rising incomes, as well as in the United States and our existing international markets.

In line with our strategy to expand our global reach to new international markets, on October 31, 2011, we acquired a 70% ownership interest in Labuan from Li & Fung. As of January 28, 2012, Labuan operated 92 Toys “R” Us retail stores in Brunei, China, Hong Kong, Malaysia, Singapore, Taiwan and Thailand. In our store count, these stores are considered part of our operated locations upon acquisition. Additionally, Labuan has sublicensed to a third party the right to operate stores in the Philippines and Macau. Refer to Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details. Additionally, in the current fiscal year, we established wholly-owned business operations in Poland where we opened our first store in the capital city of Warsaw.
We will continue to focus on expanding our gross margins primarily through optimizing pricing, increasing our private label penetration and increasing our use of direct sourcing. We will also continue to optimize our cost structure and enhance efficiencies throughout the organization to manage our selling, general and administrative expenditures.
As of the end of fiscal 2011, we operated all of the “R” Us branded retail stores in the United States and Puerto Rico and approximately 81% of the 777 “R” Us branded retail stores internationally (excluding temporary Express store locations). The balance of the “R” Us branded retail stores outside the United States are operated by licensees. Licensing fees did not have a material impact on our Net sales.
As of January 28, 2012, we operated 1,502 retail stores and licensed an additional 151 retail stores worldwide in the following formats:
Operated Stores

•
880 traditional toy stores, which typically range in size from 20,000 to 50,000 square feet and devote approximately 7,000 square feet to boutique areas for juvenile (including baby) products (BRU Express and Juvenile Expansion formats devote approximately an additional 3,000 square feet and 1,000 square feet, respectively, for juvenile - including baby - products);

•
327 SBS stores, which typically range in size from 30,000 to 70,000 square feet and devote approximately 20,000 to 40,000 square feet to traditional toy products and approximately 10,000 to 30,000 square feet to juvenile (including baby) products;

•	261 juvenile stores, which typically range in size from 30,000 to 45,000 square feet and devote approximately 4,000 to 5,000 square feet to traditional toy products;

•	31 Express stores, which typically range in size from 2,000 to 7,000 square feet, each with a cumulative lease term of at least two years; and

•
3 flagship store locations (the Toys “R” Us store in Times Square, the FAO Schwarz store on 5th Avenue and the Babies “R” Us store in Union Square – all in New York City), which range in size from approximately 55,000 to 105,000 square feet.

Licensed Stores

•	151 “R” Us branded retail stores ranging in various sizes.
In addition to these stores, during the fiscal 2011 holiday selling season, we operated an additional 177 temporary Express stores globally in shopping malls, outlet malls and other shopping centers located in high traffic areas, 59 of which remained open as of January 28, 2012. These locations typically range in size from approximately 2,000 to 7,000 square feet, each has a cumulative lease term of less than two years and is not included in our overall store count.
Our extensive experience in retail site selection has resulted in a portfolio of stores that includes attractive locations in many of our chosen markets. Markets for new stores and formats are selected on the basis of proximity to other “R” Us branded stores, demographic factors, population growth potential, competitive environment, availability of real estate and cost. Once a potential market is identified, we select a suitable location based upon several criteria, including size of the property, access to major commercial thoroughfares, proximity of other strong anchor stores, visibility and parking capacity.
Our Business Segments
Our business has two reportable segments: Domestic and International. See Note 11 to our Consolidated Financial Statements entitled “SEGMENTS” for our segments’ financial results for fiscals 2011, 2010 and 2009. The following is a brief description of our segments:

•
Domestic — Our Domestic segments sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 876 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales in fiscal 2011 were derived from 414 traditional toy stores (including 82 BRU Express and Juvenile Expansion formats), 245 juvenile stores, 183 SBS stores, 31 permanent

Express stores and our three flagship stores in New York City. Additionally, we generated Net sales through our temporary Express store locations. Based on Net sales, we are the largest specialty retailer of toys in the United States and Puerto Rico. Domestic Net sales were $8.4 billion for fiscal 2011, which accounts for 60% of our consolidated Net sales.

•
International — Our International segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 626 owned and 151 licensed stores in 35 countries and jurisdictions and through the Internet. In addition to fees received from licensed stores, International Net sales in fiscal 2011 were derived from 466 traditional toy stores (including 14 BRU Express formats), 144 SBS stores and 16 juvenile stores. Additionally, we generated Net sales through our temporary Express store locations. Our operated stores are located in Australia, Austria, Canada, France, Germany, Japan, Poland, Portugal, Spain, Switzerland and the United Kingdom. Beginning in the fourth quarter of fiscal 2011, as a result of the acquisition of our interest in Labuan, we operate Toys “R” Us retail stores in Brunei, China, Hong Kong, Malaysia, Singapore, Taiwan and Thailand. International Net sales were $5.5 billion for fiscal 2011, which accounts for 40% of our consolidated Net sales.

In order to properly judge our business performance, it is necessary to be aware of the following challenges and risks:

•
Liquidity and capital requirements — Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing on reasonable terms. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could have a significant negative effect on our business.

•
Growth opportunities — If we cannot implement our juvenile integration strategy or open new stores, our future growth will be adversely affected. Additionally, the success and expansion of our e-commerce business depends on our ability to provide quality service to our Internet customers and if we are not able to provide such services, our future growth will be adversely affected.

•
Seasonality — Our business is highly seasonal with sales and earnings highest in the fourth quarter. During fiscals 2011, 2010 and 2009, approximately 43%, respectively, of the Net sales from our worldwide business and a substantial portion of our earnings were generated in the fourth quarter. Our results of operations depend significantly upon the fourth quarter holiday selling season.

•
Spending patterns and product migration — Many economic and other factors outside our control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels, inflation and deflation, as well as the availability of consumer credit, affect consumer spending habits.

•
Increased competition — Our businesses operate in a highly competitive retail market. We compete on the basis of product variety, price, quality, availability, advertising and promotion, convenience or store location, safety, customer support and service. We face strong competition from discount and mass merchandisers, national and regional chains and department stores, consumer electronics retailers, local retailers in the market areas we serve and Internet and catalog businesses. Price competition in our retailing business continued to be intense during the fiscal 2011 fourth quarter holiday season.

•
Video games and video game systems — Video games and video game systems represent a significant portion of our entertainment category. Video games and video game systems have accounted for 8%, 9% and 11% of our annual Net sales for fiscals 2011, 2010 and 2009, respectively. Due to the intensified competition as well as the maturation of new technology, sales of video games and video game systems will periodically experience volatility that may impact our financial performance. Our entertainment category, which includes video games and video game systems, had a gross margin rate between approximately 15% and 17% for the past three fiscal years.

In fiscal 2011, an earthquake hit the Northeast coast of Japan, causing significant damage to the surrounding region. The Company's organization and assets in Japan were not materially damaged by the earthquake and resulting tsunami and no stores were closed for a significant period of time. For fiscal 2011, we did not experience a significant change in operating results or a significant change in our Toys-Japan business as a result of the earthquake and resulting tsunami.

RESULTS OF OPERATIONS
Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for fiscals 2011, 2010 and 2009:

	Fiscal Years Ended
($ In millions)	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$13,909	$13,864	$13,568
Gross margin	4,970	4,925	4,778
Gross margin as a percentage of Net sales	35.7%	35.5%	35.2%
Selling, general and administrative expenses	$4,029	$3,942	$3,730
Selling, general and administrative expenses as a percentage of Net sales	29.0%	28.4%	27.5%
Net earnings attributable to Toys “R” Us, Inc.	$149	$168	$312
Net sales increased by $45 million in fiscal 2011 compared to fiscal 2010 as a result of foreign currency translation which increased Net sales by approximately $293 million. Excluding the impact of foreign currency translation, the decrease in Net sales was primarily due to a decrease in comparable store net sales. Partially offsetting the decrease in Net sales was an increase in net sales from new locations within our International segment, including stores acquired in the Labuan acquisition.
Gross margin, as a percentage of Net sales, was primarily impacted by improvements in sales mix away from lower margin products, partially offset by margin rate declines within our Domestic segment.
Selling, general and administrative expenses (“SG&A”) for fiscal 2011 increased compared to fiscal 2010 as a result of foreign currency translation which increased SG&A by approximately $95 million. Excluding the impact of foreign currency translation, SG&A decreased primarily as a result of decreases in professional fees, pre-opening expenses, payroll expenses and rent expense. These decreases were partially offset by an increase in advertising and promotional expenses, as well as expenses associated with the fulfillment of increased online sales.
Net earnings attributable to Toys “R” Us, Inc. for fiscal 2011 decreased compared to fiscal 2010 primarily as a result of an increase in SG&A, a decrease in Income tax benefit, an increase in Depreciation and amortization and a decrease in Other income, net. Partially offsetting these amounts was a decrease in Interest expense and an increase in Gross margin.

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
By measuring the year-over-year sales of merchandise in the stores that have been open for a full comparable 56 weeks or more and on-line, we can better gauge how the core store base and e-commerce business are performing since it excludes the impact of store openings and closings.
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
The following table discloses the change in our comparable store net sales for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010:

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Domestic	(1.7)%	1.7%	(3.0)%
International	(2.7)%	(3.1)%	(2.8)%

Percentage of Net Sales by Product Category

	Fiscal Years Ended
Domestic:	January 28, 2012	January 29, 2011	January 30, 2010
Core Toy	15.9%	15.4%	14.8%
Entertainment	12.8%	14.0%	15.5%
Juvenile	36.6%	36.9%	37.2%
Learning	21.4%	20.3%	19.6%
Seasonal	11.9%	12.2%	11.7%
Other (1)	1.4%	1.2%	1.2%
Total	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	Fiscal Years Ended
International:	January 28, 2012	January 29, 2011	January 30, 2010
Core Toy	22.0%	21.3%	20.3%
Entertainment	11.9%	13.4%	15.6%
Juvenile	21.6%	21.7%	20.7%
Learning	27.8%	26.9%	27.0%
Seasonal	15.9%	15.9%	15.7%
Other (1)	0.8%	0.8%	0.7%
Total	100%	100%	100%

(1)	Consists primarily of licensing fees from unaffiliated third parties and other non-product related revenues.

Store Count by Segment

		Fiscal 2011
	January 29, 2011	Opened		Closed (5)	Conversions	Relocations		January 28, 2012
Domestic:
Standalone stores (1)(3)	729	18		(8)	(24)	(22)		693
Side-by-side stores	139	4		—	24	16		183
Total Domestic	868	22		(8)	—	(6)	(6)	876
International:
Standalone stores (2)(3)	407	100	(7)	(4)	(21)	—		482
Side-by-side stores	117	6		—	21	—		144
Total International	524	106		(4)	—	—		626
Total Operated (3)(4)	1,392	128		(12)	—	(6)		1,502

		Fiscal 2010
	January 30, 2010	Opened		Closed (5)	Conversions	Relocations		January 29, 2011
Domestic:
Standalone stores (1)(3)	759	18		—	(39)	(9)		729
Side-by-side stores	90	3		—	39	7		139
Total Domestic	849	21		—	—	(2)	(6)	868
International:
Standalone stores (2)(3)	437	7		(2)	(35)	—		407
Side-by-side stores	77	5		—	35	—		117
Total International	514	12		(2)	—	—		524
Total Operated (3)(4)	1,363	33		(2)	—	(2)		1,392

(1)
Store count as of January 28, 2012, includes 20 BRU Express stores and 62 Juvenile Expansions. Store count as of January 29, 2011, included 14 BRU Express stores and 65 Juvenile Expansions. Store count as of January 30, 2010, included 13 BRU Express and 64 Juvenile Expansions.

(2)
Store count as of January 28, 2012, includes 14 BRU Express stores. Store count as of January 29, 2011, included seven BRU Express Stores. Store count as of January 30, 2010, included two BRU Express stores.

(3)
Express stores with a cumulative lease term of at least two years are included in our overall store count, while remaining locations are excluded. As of January 28, 2012, there were 47 Domestic and 43 International Express stores open, 31 of which have been included in our overall store count within our Domestic segment. As of January 29, 2011, there were 79 Domestic and 16 International Express stores open, 19 of which have been included in our overall store count within our Domestic segment. As of January 30, 2010, there were 29 Domestic Express stores open and one International Express store open, none of which have been included in our overall store count.

(4)	Excluded from our overall store count are 151, 220 and 203 International licensed stores for fiscals 2011, 2010 and 2009, respectively.

(5)	Excludes stores closed as a result of conversions and relocations.

(6)	Of the 16 relocations in fiscal 2011, six were accompanied by multiple store closings. Of the seven relocations in fiscal 2010, two were accompanied by multiple store closings.

(7)	Includes 92 stores related to the Labuan acquisition. Refer to Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.

Fiscal 2011 Compared to Fiscal 2010

Net Earnings Attributable to Toys “R” Us, Inc.

(In millions)	Fiscal 2011	Fiscal 2010	Change
Toys “R” Us - Consolidated	$149	$168	$(19)
Net earnings attributable to Toys “R” Us, Inc. decreased by $19 million to $149 million in fiscal 2011, compared to $168 million in fiscal 2010. The decrease in Net earnings attributable to Toys “R” Us, Inc. was primarily due to an increase in SG&A of $87 million related to foreign currency translation, a decrease in Income tax benefit of $34 million due principally to a net reduction in non-routine discrete benefits, an increase in Depreciation and amortization of $15 million and a decrease in Other income, net of $7 million. Partially offsetting these amounts was a decrease in Interest expense of $79 million primarily related to the accelerated write-off of deferred financing fees and the expiration of certain interest rate swaps in fiscal 2010. Additionally offsetting the decrease was an increase in Gross margin of $45 million primarily due to foreign currency translation and improvements in sales mix away from lower margin products.

Net Sales

					Percentage of Net sales
($ In millions)	Fiscal 2011	Fiscal 2010	$ Change	% Change	Fiscal 2011	Fiscal 2010
Domestic	$8,393	$8,621	$(228)	(2.6)%	60.3%	62.2%
International	5,516	5,243	273	5.2%	39.7%	37.8%
Toys “R” Us - Consolidated	$13,909	$13,864	$45	0.3%	100.0%	100.0%
Net sales increased by $45 million or 0.3%, to $13,909 million in fiscal 2011, compared to $13,864 million in fiscal 2010. Net sales for fiscal 2011 included the impact of foreign currency translation which increased Net sales by approximately $293 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for fiscal 2011 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decrease in the number of transactions, partially offset by an increase in net sales from our Internet operations. Additionally offsetting the decrease in Net sales was an increase in net sales from new locations within our International segment, including stores acquired in the Labuan acquisition.
Domestic
Net sales for the Domestic segment decreased by $228 million or 2.6%, to $8,393 million in fiscal 2011, compared to $8,621 million in fiscal 2010. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 1.7% and a decrease in net sales attributable to significantly fewer Express stores operated in fiscal 2011 compared to the prior year.
The decrease in comparable store net sales resulted primarily from decreases in our entertainment, juvenile and seasonal categories. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our juvenile category was primarily due to decreased sales of baby gear and commodities. The decrease in our seasonal category was primarily due to decreased sales of outdoor products. Partially offsetting these decreases was an increase in our learning category primarily as a result of increased sales of construction toys.
International
Net sales for the International segment increased by $273 million or 5.2%, to $5,516 million in fiscal 2011, compared to $5,243 million in fiscal 2010. Excluding a $293 million increase in Net sales due to foreign currency translation, International Net sales decreased primarily as a result of a decrease in comparable store net sales of 2.7%. Partially offsetting the decrease was an increase in net sales from new locations, including stores acquired in the Labuan acquisition.
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
The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

				Percentage of Net sales
($ In millions)	Fiscal 2011	Fiscal 2010	$ Change	Fiscal 2011	Fiscal 2010	Change
Domestic	$2,876	$3,004	$(128)	34.3%	34.8%	(0.5)%
International	2,094	1,921	173	38.0%	36.6%	1.4%
Toys “R” Us - Consolidated	$4,970	$4,925	$45	35.7%	35.5%	0.2%
Gross margin increased by $45 million to $4,970 million in fiscal 2011, compared to $4,925 million in fiscal 2010. Foreign currency translation accounted for approximately $113 million of the increase in Gross margin. Gross margin, as a percentage of Net sales, increased by 0.2 percentage points in fiscal 2011 compared to fiscal 2010. Gross margin, as a percentage of Net sales, was primarily impacted by improvements in sales mix away from lower margin products, partially offset by margin rate declines within our Domestic segment.
Domestic
Gross margin decreased by $128 million to $2,876 million in fiscal 2011, compared to $3,004 million in fiscal 2010. Gross margin, as a percentage of Net sales, decreased by 0.5 percentage points in fiscal 2011 compared to fiscal 2010.
The decrease in Gross margin, as a percentage of Net sales, resulted primarily from margin rate declines predominantly within our juvenile and learning categories. Partially offsetting the decrease were improvements in sales mix away from lower margin products, predominantly in our entertainment category.
International
Gross margin increased by $173 million to $2,094 million in fiscal 2011, compared to $1,921 million in fiscal 2010. Foreign currency translation accounted for approximately $113 million of the increase in Gross margin. Gross margin, as a percentage of Net sales, increased by 1.4 percentage points in fiscal 2011 compared to fiscal 2010.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in margin rate within our core toy, juvenile and learning categories, as well as improvements in sales mix away from lower margin products, predominantly in our entertainment category.

Selling, General and Administrative Expenses
The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

				Percentage of Net sales
($ In millions)	Fiscal 2011	Fiscal 2010	$ Change	Fiscal 2011	Fiscal 2010	Change
Toys “R” Us - Consolidated	$4,029	$3,942	$87	29.0%	28.4%	0.6%

SG&A increased by $87 million to $4,029 million in fiscal 2011, compared to $3,942 million in fiscal 2010. Foreign currency translation increased SG&A by approximately $95 million. As a percentage of Net sales, SG&A increased by 0.6 percentage points.
Excluding the impact of foreign currency translation, the decrease in SG&A was primarily due to a decrease in professional fees of approximately $16 million predominantly related to prior year litigation settlement expenses for certain legal matters of $23 million, and a decrease in pre-opening and payroll expenses of approximately $10 million and $9 million due largely to fewer new locations, including Express stores. In addition, rent expense decreased approximately $8 million mainly attributable to a $16 million non-cash cumulative straight-line lease accounting correction which the Company recorded in fiscal 2010. These decreases were partially offset by an increase in advertising and promotional expenses of approximately $30 million primarily due to an increase in promotional and broadcast advertising activity, as well as an increase of $10 million associated with the fulfillment of increased online sales.

Depreciation and Amortization

(In millions)	Fiscal 2011	Fiscal 2010	Change
Toys “R” Us - Consolidated	$403	$388	$15
Depreciation and amortization increased by $15 million to $403 million in fiscal 2011, compared to $388 million in fiscal 2010. The increase primarily resulted from foreign currency translation of $8 million, and increased accelerated depreciation from relocated locations to our SBS format.

Other Income, Net
Other income, net includes the following:

•	gift card breakage income;

•	credit card program income;

•	impairment on long-lived assets;

•	net gains on sales of properties;

•	foreign exchange gains and losses; and

•	other operating income and expenses.

(In millions)	Fiscal 2011	Fiscal 2010	Change
Toys “R” Us - Consolidated	$44	$51	$(7)
Other income, net decreased by $7 million to $44 million in fiscal 2011, compared to $51 million in fiscal 2010. The decrease was primarily due to a $7 million decrease in net gains on sales of properties and a decrease of $6 million in credit card program income, partially offset by a $5 million decrease in impairment on long-lived assets.
Refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Interest Expense

(In millions)	Fiscal 2011	Fiscal 2010	Change
Toys “R” Us - Consolidated	$442	$521	$(79)
Interest expense decreased by $79 million to $442 million in fiscal 2011, compared to $521 million in fiscal 2010. The decrease was primarily due to a decline in deferred financing fees of $34 million predominantly related to the accelerated write-off of fees as a result of refinancings in the third quarter of fiscal 2010. Additionally contributing to the decline was a decrease of $32 million due to the expiration of certain interest rate swaps in fiscal 2010.

Interest Income

(In millions)	Fiscal 2011	Fiscal 2010	Change
Toys “R” Us - Consolidated	$10	$7	$3
Interest income increased by $3 million to $10 million for fiscal 2011, compared to $7 million in fiscal 2010.

Income Tax (Benefit) Expense

($ In millions)	Fiscal 2011	Fiscal 2010	Change
Toys “R” Us - Consolidated	(1)	(35)	34
Consolidated effective tax rate	(0.7)%	(26.5)%	25.8%

The net decrease in income tax benefit of $34 million in fiscal 2011 compared to fiscal 2010 was principally due to lower non-routine discrete benefits, the increase in pre-tax earnings (multiplied by the statutory tax rate), an increase in taxable permanent items, and a change in the mix of pre-tax earnings.

Our income tax benefit in fiscal 2011 was favorably impacted by certain non-routine, discrete items, including benefits associated with a decrease in our valuation allowance due to the improved operating performance of one of our foreign subsidiaries, which will allow for the use of certain tax loss carryforwards and other tax attributes. Also contributing to the fiscal 2011 benefit to a lesser extent was a reduction in the liability for unrecognized tax benefits due to the resolution of ongoing tax examinations in various jurisdictions. Although these benefits favorably impacted our Income tax (benefit) expense for fiscal 2011, they were less than other non-routine, discrete items that provided a benefit in fiscal 2010, including the benefit associated with a decrease in our valuation allowance due to tax planning strategies identified and developed in the fourth quarter of fiscal 2010, as well as the improved operating performance of one of our foreign subsidiaries, each of which will allow for the use of certain tax loss carryforwards and other tax attributes. Also contributing to the fiscal 2010 benefit to a lesser extent was a reduction in the liability for unrecognized tax benefits due to the resolution of ongoing tax examinations in various jurisdictions, receiving a favorable ruling from a taxing authority and making protective elections. Refer to Note 10 to the Consolidated Financial Statements entitled “INCOME TAXES” for further details.

For fiscal 2012 and future periods, we estimate that our Consolidated effective tax rate will be approximately 38%. There are many factors beyond our control that affect our tax rate, which include (but are not limited to) changes in tax laws, our mix and level of earnings by taxing jurisdiction, and changes to our ownership or capital structures. Therefore the actual tax rates may vary from these estimates and such variations may be material (see also Item 1A entitled “Risk Factors”-“We may experience fluctuations in our tax obligations and effective tax rate, which could materially and adversely affect our results of operations”).

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
Excluding the impact of foreign currency translation, the increase in Net sales for fiscal 2010 was primarily due to net sales from new locations, which includes Express stores, as well as increased comparable store net sales at our Domestic segment. The Domestic segment comparable store net sales increase was largely driven by an increase in the number of transactions, net sales from our Internet operations and locations that were recently converted or relocated to our SBS store format. Partially offsetting these increases were decreased comparable store net sales at our International segment primarily driven by lower average transaction amounts and a decrease in the number of transactions.
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

SG&A increased by $212 million to $3,942 million in fiscal 2010, compared to $3,730 million in fiscal 2009. Foreign currency translation accounted for approximately $30 million of the increase. As a percentage of Net sales, SG&A increased by 0.9 percentage points.
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
Depreciation and amortization increased by $12 million to $388 million in fiscal 2010, compared to $376 million in fiscal 2009. The increase primarily resulted from the addition of new and recently converted or relocated stores to our SBS format and increased accelerated depreciation related to store closures as a result of relocations in fiscal 2010. Additionally, foreign currency translation accounted for approximately $3 million of the increase.

Other Income, Net

(In millions)	Fiscal 2010	Fiscal 2009	Change
Toys “R” Us - Consolidated	$51	$112	$(61)
Other income, net decreased by $61 million to $51 million in fiscal 2010, compared to $112 million in fiscal 2009. The decrease was primarily the result of a $51 million gain from a litigation settlement with Amazon in fiscal 2009 and a decrease of $12 million in credit card program income compared to the last fiscal year.

Interest Expense

(In millions)	Fiscal 2010	Fiscal 2009	Change
Toys “R” Us - Consolidated	$521	$447	$74
Interest expense increased by $74 million to $521 million in fiscal 2010, compared to $447 million in fiscal 2009. This was largely due to an increase of $81 million predominantly related to higher effective interest rates on our debt due principally to fiscal 2009 refinancings. Additionally contributing to the increase were deferred financing charges of $16 million primarily due to the write-off of deferred financing costs as a result of fiscal 2010 refinancings. These increases were partially offset by a reduction of $23 million in charges related to the change in fair value of our derivative instruments.

Interest Income

(In millions)	Fiscal 2010	Fiscal 2009	Change
Toys “R” Us - Consolidated	$7	$7	$—
Interest income remained consistent at $7 million for fiscal 2010, compared to fiscal 2009.

Income Tax (Benefit) Expense

($ In millions)	Fiscal 2010	Fiscal 2009	Change
Toys “R” Us - Consolidated	$(35)	$40	$(75)
Consolidated effective tax rate	(26.5)%	11.6%	(38.1)%
The net decrease in income tax expense of $75 million in fiscal 2010, compared to fiscal 2009 was principally due to the decrease in pre-tax earnings (multiplied by the statutory tax rate). Our income tax benefit in fiscal 2010 was also favorably impacted by certain non-routine, discrete items, including benefits associated with a decrease in our valuation allowance due to tax planning strategies identified and developed in the fourth quarter of fiscal 2010, as well as the improved operating performance of one of our foreign subsidiaries, each of which will allow for the use of certain tax loss carryforwards and other tax attributes. Also contributing to the benefit to a lesser extent was a reduction in the liability for unrecognized tax benefits due to the resolution of ongoing tax examinations in various jurisdictions, receiving a favorable ruling from a taxing authority and making protective elections. The resulting beneficial change in our Income tax (benefit) expense was offset by other non-routine, discrete items that provided a benefit in fiscal 2009 that are not present in fiscal 2010, including the fiscal 2009 benefits associated with a change in tax classification of certain foreign entities, as well as, and to a lesser extent, the fiscal 2009 benefit for the reversal of deferred tax liabilities associated with the undistributed earnings of two of our subsidiaries as it is management's intention to permanently reinvest those earnings.
The U.S. Federal statutory tax rate is 35%. The dollar value of the tax benefit associated with non-routine, discrete items was relatively consistent in fiscals 2010 and 2009, which, due to the decrease in pre-tax earnings in fiscal 2010, resulted in a larger percentage benefit to the fiscal 2010 Consolidated effective tax rate. As such, the change in our Consolidated effective tax rate was principally driven by the decrease in pre-tax earnings in fiscal 2010 versus fiscal 2009. Refer to Note 10 to the Consolidated Financial Statements entitled "INCOME TAXES" for further details, including (but not limited to) a reconciliation of the effective tax rate to the U.S. Federal statutory tax rate of 35%, information related to the change in our valuation allowance, as well as information related to unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of January 28, 2012, we were in compliance with all of our covenants related to our outstanding debt. At January 28, 2012, under our $1.85 billion secured revolving credit facility ("ABL Facility"), we had no outstanding borrowings, a total of $100 million of outstanding letters of credit and excess availability of $1.035 billion. We are also subject to a minimum excess availability covenant, which was $125 million at January 28, 2012, with remaining availability of $910 million in excess of the covenant.
Toys-Japan currently has a credit agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥14.9 billion ($194 million at January 28, 2012), and expires on June 30, 2013. At January 28, 2012, we had no outstanding borrowings under Tranche 1.
On March 18, 2011, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥10.0 billion ($130 million at January 28, 2012), expiring on June 29, 2012. At January 28, 2012, we had no outstanding borrowings under Tranche 2.
On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for our European and Australian asset-based revolving credit facility (the "European ABL") in order to extend the maturity date of the facility and amend certain other provisions. The European ABL facility as amended provides for a five-year £128 million asset-based senior secured revolving credit facility which will expire on March 8, 2016. Additionally, on April 29, 2011, we partially exercised the accordion feature which increased availability to include additional lender commitments. This increased the size of the facility from £128 million to £138 million ($217 million at January 28, 2012). At January 28, 2012, we had no outstanding borrowings and $84 million of availability under the European ABL.
We are dependent on the borrowings provided by the lenders to support our working capital needs and/or capital expenditures. As of January 28, 2012, we have funds available to finance our operations under our European ABL through March 2016, our ABL Facility through August 2015, and our Toys-Japan unsecured credit lines with a Tranche maturing June 2012 and a Tranche maturing June 2013. In addition, Labuan and Toys-Japan have uncommitted lines of credit with total availability of HK$255 million and ¥2.8 billion ($33 million and $37 million at January 28, 2012, respectively), which is due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
On October 31, 2011, the Company acquired a 70% ownership interest in Labuan from Li & Fung for a purchase price of approximately $79 million plus $8 million of contingent consideration. The terms of the agreement also provide us with the future option to acquire Li & Fung's 30% interest in the business and also provide Li & Fung the option to require us to buy their 30% interest in the business. Refer to Note 17 to the Consolidated Financial Statements entitled "ACQUISITIONS" for further details regarding the acquisition.
In general, our primary uses of cash are providing for working capital purposes (which principally represents the purchase of inventory), servicing debt, remodeling existing stores (including conversions), financing construction of new stores and paying expenses, such as payroll costs, to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the fourth quarter holiday selling season. For fiscal 2011, peak borrowings under our revolving credit facilities and credit lines amounted to $1.1 billion. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and borrowings under our revolving credit facilities and credit lines.
Although we believe that cash generated from operations, along with our existing cash, revolving credit facilities and credit lines will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next 12 months, any world-wide financial market disruption could have a negative impact on our ability to refinance our maturing debt and available resources in the future.
As of January 28, 2012, we have $1.4 billion of indebtedness maturing before the end of fiscal 2013 which primarily consisted of the following instruments listed below. Refer to Note 2 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for more information regarding our debt.

•	French real estate credit facility, €61 million due fiscal 2012 ($81 million at January 28, 2012)

•	Spanish real estate credit facility, €127 million due fiscal 2012 ($168 million at January 28, 2012)

•	U.K. real estate senior and junior credit facilities, £408 million due fiscal 2013 ($642 million at January 28, 2012)

•	7.875% senior notes, due fiscal 2013 ($398 million at January 28, 2012)
We believe that we have the ability to refinance or repay a portion and refinance these credit facilities and note prior to maturity; however given that the majority of our upcoming maturities are concentrated in Europe, the weakness of the European economic climate could reduce or restrict our ability to refinance these debt obligations on favorable terms. Our minimum projected obligations for fiscal 2012 and beyond are set forth below under “Contractual Obligations.”

Capital Expenditures
A component of our long-term strategy is our capital expenditure program. Our capital expenditures are primarily for financing construction of new stores, remodeling existing stores (including conversions), as well as improving and enhancing our information technology systems and are funded primarily through cash provided by operating activities, as well as available cash. Throughout fiscal 2009, we curtailed our capital spending due to the prevailing economic environment. During fiscals 2011 and 2010, we increased our capital spending to grow our business through a continued focus on our integrated strategy, recognizing the synergies between our toy and juvenile categories. In anticipation of upcoming debt refinancings, we plan to reduce our capital spend from fiscal 2011 levels, but remain in-line with our three-year average.  Nonetheless, we remain committed to our toy and juvenile integration strategy.

The following table presents our capital expenditures for each of the past three fiscal years:

(In millions)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Conversion projects (1)	$100	$117	$35
New stores (2)	91	65	39
Other store-related projects (3)	75	51	46
Information technology	66	62	45
Distribution centers	48	30	27
Total capital expenditures	$380	$325	$192

(1)	Primarily includes SBS conversions as well as other remodels pursuant to our juvenile integration strategy.

(2)	Primarily includes SBS relocations as well as single format stores (including Express stores).

(3)	Includes other store-related projects (other than conversion projects) such as store updates.

Cash Flows

(In millions)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net cash provided by operating activities	$319	$220	$1,014
Net cash used in investing activities	(454)	(281)	(37)
Net cash used in financing activities	(185)	(53)	(626)
Effect of exchange rate changes on Cash and cash equivalents	8	1	(8)
Net (decrease) increase during period in Cash and cash equivalents	$(312)	$(113)	$343

Cash Flows Provided by Operating Activities
Net cash provided by operating activities for fiscal 2011 was $319 million, an increase of $99 million compared to fiscal 2010. The increase in net cash provided by operating activities was primarily the result of a decrease in purchases of merchandise inventories related to the early replenishment of inventory in fiscal 2010 for fiscal 2011 at our existing locations as well as new stores.
Net cash provided by operating activities for fiscal 2010 was $220 million, a decrease of $794 million compared to fiscal 2009. The decrease in net cash provided by operating activities was primarily the result of an increase in payments on accounts payable due to the timing of vendor payments at year-end, an increase in purchases of merchandise inventories primarily for fiscal 2010 and related to the early replenishment of inventory for fiscal 2011 at our existing locations as well as new stores partially driven by an effort to benefit from favorable vendor pricing, an increase in interest payments as compared to the prior year and a cash settlement received in the prior year as a result of a litigation settlement.

Cash Flows Used in Investing Activities
Net cash used in investing activities for fiscal 2011 was $454 million, an increase of $173 million compared to fiscal 2010. The increase in net cash used in investing activities was primarily due to the Labuan acquisition of $70 million, a $55 million increase in capital expenditures, a $42 million increase attributable to the change in restricted cash and a $17 million increase related to the purchase of marketable debt securities. These increases were partially offset by a $12 million cash effect attributable to the consolidation of Labuan.
Net cash used in investing activities for fiscal 2010 was $281 million, an increase of $244 million compared to fiscal 2009. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures of $133 million and a decrease of $122 million attributable to the change in restricted cash primarily due to the refinancings in fiscal 2009. These increases were partially offset by $14 million paid to acquire e-commerce websites and other business assets in the prior year.

Cash Flows Used in Financing Activities
Net cash used in financing activities for fiscal 2011 was $185 million, an increase of $132 million compared to fiscal 2010. The increase in net cash used in financing activities was primarily due to a $213 million decrease in net debt borrowings, partially offset by a decrease of $59 million in capitalized debt issuance costs predominantly as a result of less refinancings in the current year and a $19 million payment in connection with the purchase of additional shares of Toys-Japan in the prior year period.

Refer to the description of changes to our debt structure below, as well as Note 2 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for more information.
Net cash used in financing activities for fiscal 2010 was $53 million, a decrease of $573 million compared to fiscal 2009. The decrease in net cash used in financing activities was primarily due to a $491 million decrease in net debt repayments, a decrease of $47 million related to purchases of Toys-Japan common stock and a decrease of $37 million in capitalized debt issuance costs.

Debt
Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and place restrictions on the ability of certain of our subsidiaries to provide funds to us through dividends, loans or advances. The amount of net assets that were subject to these restrictions was approximately $858 million as of January 28, 2012.
Certain of our agreements also contain various and customary events of default with respect to the loans and notes, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing under these agreements, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities or be available at all. As of January 28, 2012, we had total indebtedness of $5.2 billion, of which $3.1 billion was secured indebtedness and $1.4 billion of which matures before the end of fiscal 2013. We also have three committed revolving credit facilities, which are our ABL Facility, our European ABL and our Toys - Japan unsecured credit lines. As of January 28, 2012, we had no outstanding borrowings on the ABL Facility, the European ABL or the Toys - Japan unsecured credit lines. In addition, Labuan and Toys-Japan have uncommitted lines of credit due on demand. As of January 28, 2012 we had outstanding borrowings on our Labuan uncommitted lines of credit of $9 million and no outstanding borrowings under the Toys-Japan uncommitted line of credit. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the current global economic and financial conditions and other economic factors that may be outside our control. In addition, our ability to incur secured indebtedness (which may enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the covenants in our credit facilities and indentures and the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors. We are currently in compliance with our covenants relating to our debt. Refer to Note 2 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for more information regarding our debt covenants.
During fiscal 2011, we made the following significant changes to our debt structure:

•	On February 28, 2011, Toys-Japan entered into a bank loan with a financial institution totaling ¥1.0 billion ($13 million at January 28, 2012). The loan will mature on February 25, 2016.

•
On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for the European ABL in order to extend the maturity date of the facility and amend certain other provisions. The European ABL facility as amended provides for a five-year £128 million asset-based senior secured revolving credit facility which will expire on March 8, 2016. Additionally, on April 29, 2011, we partially exercised the accordion feature which increased availability to include additional lender commitments. This increased the size of the facility from £128 million to £138 million ($217 million at January 28, 2012).

•
On March 18, 2011, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥10.0 billion ($130 million at January 28, 2012), expiring on June 29, 2012.

•
On May 13, 2011, in accordance with the indenture governing Toys “R” Us Property Company I, LLC’s (“TRU Propco I”) 10.75% senior notes (the “Notes”), TRU Propco I commenced a tender offer to purchase up to an aggregate principal amount of approximately $25 million of the Notes for cash. The tender offer expired on June 13, 2011, with no holders opting to tender at that time. Therefore, as permitted by the indenture, TRU Propco I made a cash distribution of approximately $25 million to Toys "R" Us, Inc. (the "Parent Company") on June 20, 2011.

•
On May 25, 2011, Toys "R" Us - Delaware, Inc. ("Toys-Delaware") and certain of its subsidiaries entered into an Incremental Joinder Agreement (the “Joinder Agreement”) to the amended and restated Toys-Delaware's secured term loan agreement ("Secured Term Loan"). The Joinder Agreement added a new tranche of term loans in an aggregate principal amount of $400 million due fiscal 2018 (“Incremental Secured Term Loan”), which increased the size of the Secured Term Loan to an aggregate principal amount of $1.1 billion. The Incremental Secured Term Loan was issued at a discount of $4 million which resulted in gross proceeds of $396 million.

•
On June 24, 2011, the funds received from net proceeds from the Incremental Secured Term Loan along with borrowings under our ABL Facility were used to provide funds to redeem the outstanding principal amount of the 7.625% notes due fiscal 2011 (the “2011 Notes”) for a total redemption price, including interest and premiums, of approximately $519 million.

•
In connection with the Company's acquisition of a 70% ownership interest in Labuan from Li & Fung on October 31, 2011, the Company, as of January 28, 2012, reported uncommitted lines of credit of the joint venture with total availability of HK$255 million ($33 million at January 28, 2012), which are due on demand. As of January 28, 2012, we had $9 million of outstanding borrowings, $3 million of bank guarantees issued and remaining availability of $21 million under these credit facilities. These facilities primarily function as working capital lines for Labuan as a means to provide short-term financing of inventory and accounts payable during peak retail cycles.

•
The French and Spanish real estate credit facilities, representing €61 million and €127 million ($81 million and $168 million at January 28, 2012), respectively, mature on February 1, 2013. As such, these amounts were classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 28, 2012.

We and our subsidiaries, as well as the Sponsors or their affiliates, may from time to time acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 16 to the Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS”.

Contractual Obligations
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. The following table summarizes our contractual obligations as of January 28, 2012:

	Payments Due By Period
(In millions)	Fiscal 2012	Fiscals 2013 & 2014	Fiscals 2015 & 2016	Fiscals 2017 and thereafter	Total
Operating leases (1)	$654	$1,163	$889	$1,696	$4,402
Less: sub-leases to third parties	17	28	16	20	81
Net operating lease obligations	637	1,135	873	1,676	4,321
Capital lease obligations	34	61	49	105	249
Short-term borrowings and long-term debt (2)(3)	310	1,122	1,096	2,474	5,002
Interest payments (4)(5)	378	619	546	207	1,750
Purchase obligations (6)	1,247	—	—	—	1,247
Other (7)	171	224	51	34	480
Total contractual obligations (8)(9)	$2,777	$3,161	$2,615	$4,496	$13,049

(1)
Excluded from the minimum rental commitments displayed above are approximately $2.1 billion related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which is predominantly related to fiscals 2017 and thereafter.

(2)
Includes Toys-Delaware's Incremental Secured Term Loan, the proceeds of which along with borrowings from our ABL Facility were used to provide funds to redeem the 2011 Notes. See Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

(3)	Excludes finance obligations associated with capital projects and capital lease obligations, which are included in “Capital lease obligations”.

(4)	In an effort to manage interest rate exposures, we periodically enter into interest rate swaps and interest rate caps.

(5)	Interest payments for our ABL Facility, European ABL and our Toys-Japan unsecured credit lines were estimated based on the average borrowings under each of the facilities in fiscal 2011.

(6)	Purchase obligations consist primarily of open purchase orders for merchandise as well as an agreement to purchase fixed or minimum quantities of goods that are not included in our Consolidated Balance Sheet as of January 28, 2012.

(7)	Includes pension obligations, risk management liabilities, and other general obligations and contractual commitments.

(8)
The above table does not reflect liabilities for uncertain tax positions of $32 million, which includes $5 million of current liabilities. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimates of the timing and amount of future payments.

(9)
The above table does not reflect the potential acquisition of Li & Fung's 30% interest in Labuan. The terms of the agreement provide us with the future option to acquire Li & Fung's 30% interest in the business and also provides Li & Fung the option to require us to buy their 30% interest in the business at the end of three years from the acquisition date. See Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.

Obligations under our operating leases and capital leases in the above table do not include contingent rent payments, payments for maintenance and insurance, or real estate taxes. The following table presents these amounts which were recorded in SG&A in our Consolidated Statements of Operations for fiscals 2011, 2010 and 2009:

(In millions)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Real estate taxes	$76	$70	$67
Maintenance and insurance	69	60	62
Contingent rent	12	12	10
Total	$157	$142	$139

Off-balance Sheet Arrangements
We have an off-balance sheet arrangement as a result of the February 2006 credit agreement between Toys “R” Us Properties (UK) Limited (“Toys Properties”) and Vanwall Finance PLC (“Vanwall”), a special purpose entity established with the limited purpose of issuing notes, and entering into the credit agreement with Toys Properties. On February 9, 2006, Vanwall issued £355.8 million of multiple classes of commercial mortgage backed floating rate notes (the “Floating Rate Notes”) to third party investors, which are publicly traded on the Irish Stock Exchange Limited. The proceeds from the Floating Rate Notes issued by Vanwall were used to fund the senior U.K. real estate facility to Toys Properties. In fiscal 2010, we acquired from an unaffiliated party $17 million of face value debt securities of Vanwall for approximately $9 million. During fiscal 2011, we acquired from unaffiliated parties $36 million face value debt securities of Vanwall for approximately $26 million. This debt matures on April 7, 2013. These debt securities are included in Other assets within the Consolidated Balance Sheets and are classified as held-to-maturity debt and are reported at amortized cost.
Pursuant to the credit agreement, Vanwall is required to maintain an interest rate swap which effectively fixes the variable LIBOR rate at 4.56%, the same as the fixed interest less the applicable credit spread paid by Toys Properties to Vanwall. The fair value of this interest rate swap at January 28, 2012 and January 29, 2011 was a liability of approximately $22 million and $34 million, respectively. In accordance with Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) effective January 31, 2010, we reassessed our loan from Vanwall and concluded that we were not the primary beneficiary of the variable interest entity (“VIE”). The Company has not identified any subsequent changes to Vanwall’s governing documents or contractual arrangements that would change the characteristics or adequacy of the entity’s equity investment at risk in accordance with ASC 810. Refer to Note 2 to our Consolidated Financial Statements entitled “SHORT TERM BORROWINGS AND LONG-TERM DEBT” for further details.

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
Our estimates may be impacted by changes in certain underlying assumptions and may not be indicative of future activity. For example, factors such as slower inventory turnover due to changes in competitors’ tactics, consumer preferences, consumer spending and inclement weather could cause excess inventory requiring greater than estimated markdowns to entice consumer purchases. Such factors could also cause sales shortfalls resulting in reduced purchases from vendors and an associated reduction in vendor allowances. Based on our inventory aging analysis for identifying obsolete and slow-moving inventory, a 10% change in our reserve would have impacted pre-tax earnings by approximately $6 million for fiscal 2011.
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
In fiscal 2011, we recorded $6 million of impairment charges related to non-recoverable long-lived assets. These impairments were primarily due to the identification of underperforming stores, the relocation of certain stores and a decrease in real estate market values. In the future, we plan to relocate additional stores which may result in additional asset impairments.
Goodwill Impairment
Goodwill is evaluated for impairment annually as of the first day of the fourth quarter of each fiscal year or whenever we identify certain events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might warrant an interim evaluation include, among other things, significant adverse change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and it is more likely than not that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. Our Domestic reporting unit had $361 million of goodwill at January 28, 2012. Our Toys - Japan reporting unit (included in our International segment) had $25 million of goodwill at January 28, 2012. In addition, on October 31, 2011, the Company acquired a 70% ownership interest in Labuan from Li & Fung. In connection with the acquisition, the Company recorded $62 million of goodwill which will be included in our International segment. Refer to Note 17 to our Consolidated Financial Statements entitled "ACQUISITIONS" for further details.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which amended the rules for testing goodwill for impairment. The new rules provide an entity with the option to first assess qualitative factors for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step quantitative impairment test. The optional qualitative assessment can be performed at the discretion of management for any or all of the reporting units in any given period. As allowed under the guidance, we early adopted ASU 2011-08 for our fiscal 2011 annual goodwill impairment test.
In preparing a qualitative analysis for each of our reporting units, we assess relevant events and circumstances that may impact the fair value and the carrying amount of each reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit's fair value or carrying amount involve significant judgments and assumptions. For each reporting unit, we compare its current carrying value as of the testing date to its most recent fair value. Based upon the differential noted, we may decide to perform the first step of the quantitative impairment test or to continue with the qualitative assessment by analyzing whether changes in the business and/or operating environment have occurred since the most recent fair value obtained that may impact this relationship. This assessment includes, but is not limited to, the identification of macroeconomic conditions, industry and market considerations that currently impact the reporting unit operating environment, as well as cost factors, overall financial performance, and peer group share price trends. We examine the positive and negative influences of each relevant factor on the reporting unit's fair value and qualitatively assess the impact that such factors (when considered both individually and in the aggregate) would have on a reporting unit's fair value since the last full valuation was performed. If, after assessing the totality of events or circumstances, we determine that the potential impact of the positive and negative factors do not indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will conclude that goodwill is not impaired and accordingly performance of the two-step quantitative impairment test is not required.
For the two-step quantitative goodwill impairment test, we compare the current carrying value of the reporting unit to its current fair value to determine whether goodwill is impaired.  First, we calculate current fair values of our reporting units by blending results from the market multiples approach and the income approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly traded companies in our industry, and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. It is our policy to conduct impairment testing (both from a qualitative and quantitative perspective) based on our most current business plans, projected future revenues and cash flows, which reflect changes we anticipate in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the respective reporting unit's cash flows and the rates of return market participants would require to invest their capital in our reporting units. If the carrying value exceeds the fair value, we would then calculate the implied fair value of our reporting unit goodwill as compared to its carrying value to determine the appropriate impairment charge.   Although we have adopted the qualitative test in fiscal 2011, we have not changed our methodology for determining fair values during the periods presented.
During the qualitative assessment of our fiscal 2011 annual goodwill impairment test, management concluded it was more likely than not that the fair value of our Domestic reporting unit exceeded its carrying value. However, given the Domestic goodwill balance of $361 million, the results of the fourth quarter holiday selling season and the timing of the previous fair value calculated, management decided to calculate a new fair value as of the fiscal year-end. The fair value as of fiscal year-end confirmed the conclusions reached on the qualitative approach taken by management and indicated no goodwill impairment after the date of the annual impairment test. In addition, we also concluded for our Toys - Japan reporting unit that it was more likely than not that the fair value exceeded its carrying value and noted no goodwill impairment indicators after the date of the annual impairment test.
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
Although we feel our reserves are adequate to cover our estimated liabilities, changes in the underlying assumptions and future economic conditions could have a considerable effect upon future claim costs, which could have a material impact on our Consolidated Financial Statements. Our reserve for self-insurance was $91 million as of January 28, 2012. A 10% change in the value of our self-insured liabilities would have impacted pre-tax earnings by approximately $9 million for the fiscal year ended January 28, 2012.
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
Income Taxes
We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). Our provision for income taxes and effective tax rates are calculated by legal entity and jurisdiction and are based on a number of factors, including our level of pre-tax earnings, income tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions, and valuation allowances. We use significant judgment and estimates in evaluating our tax positions. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction.
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
Stock-Based Compensation
The fair value of the common stock shares utilized in valuing stock-based payment awards was determined by the Executive Committee based on management’s recommendations. We engage an independent valuation specialist to assist management and the Executive Committee in determining the fair value of our common stock for these purposes. Management and the Executive Committee rely on the valuations provided by the independent valuation specialist as well as their review of the Company’s historical financial results, business milestones, financial forecast and business outlook as of each award date. The same Company data is reviewed by management, on a periodic basis, to monitor the performance metrics associated with certain stock-based payment awards as the achievement of established thresholds directly impact the amount of target shares ultimately earned. For further details of issued performance shares or units, see section “Long-Term Incentives - The 2010 Incentive Plan” of Item 11 entitled "EXECUTIVE COMPENSATION" of this Annual Report on Form 10-K.
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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In September 2011, the FASB issued ASU 2011-08. This ASU is intended to simplify how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. On October 30, 2011, the Company early adopted the provisions of ASU 2011-08 in conjunction with its annual impairment testing. Because the measurement of a potential impairment has not changed, this ASU did not have an impact on our Consolidated Financial Statements.
In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplementary pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Effective January 30, 2011, the Company has adopted ASU 2010-29. Supplemental pro forma combined financial information has not been presented for the Labuan acquisition as it did not have a material impact on the Company's Consolidated Financial Statements. See Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details. The adoption of ASU 2010-29 did not have an impact on our Consolidated Financial Statements.
In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). For reporting units with zero or negative carrying amounts, this ASU requires that an entity perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Effective January 30, 2011, the Company has adopted ASU 2010-28. The adoption of ASU 2010-28 did not have an impact on our Consolidated Financial Statements.
Refer to Note 19 to our Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a discussion of accounting standards which we have not yet been required to implement and may be applicable to our future operations, and their impact on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from potential changes in interest rates and foreign currency exchange rates. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We enter into derivative financial instruments to economically manage our market risks related to interest rate and foreign currency exchange. We do not participate in speculative derivative trading. The analysis below presents our sensitivity to selected hypothetical, instantaneous changes in market interest rates and foreign currency exchange rates as of January 28, 2012.
Foreign Exchange Exposure
Our foreign currency exposure is primarily concentrated in the United Kingdom, Continental Europe, Canada, Australia and Asia. We face currency translation exposures related to translating the results of our worldwide operations into U.S. dollars because of exchange rate fluctuations during the reporting period.

We face foreign currency exchange transaction exposures related to short-term, cross-currency intercompany loans and merchandise purchases:

•
We enter into short-term, cross-currency intercompany loans with our foreign subsidiaries. The majority of this exposure is economically hedged through the use of foreign currency exchange forward contracts. Our exposure to foreign currency risk related to exchange forward contracts on our short-term, cross-currency intercompany loans has not materially changed from fiscal 2010 to fiscal 2011. As a result, a 10% change in foreign currency exchange rates against the U.S. dollar would not have a material impact on our pre-tax earnings related to our short-term, cross-currency intercompany loans that were outstanding as of year-end.

•
In addition, our foreign subsidiaries make U.S. dollar denominated merchandise purchases through the normal course of business. From time to time, we enter into foreign exchange forward contracts under our merchandise import program. As of January 28, 2012, we did not have any outstanding foreign exchange forward contracts under our merchandise import programs.

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
Changes in foreign exchange rates affect interest expense recorded in relation to our foreign currency-denominated derivative instruments and debt instruments. As of January 28, 2012 and January 29, 2011, we estimate that a 10% hypothetical change in foreign exchange rates would impact our pre-tax earnings due to the effect of foreign currency translation on interest expense related to our foreign currency-denominated derivative instruments and debt instruments by $6 million and $7 million, respectively.
Interest Rate Exposure
We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we periodically enter into interest rate swaps and interest rate caps. A change in interest rates on variable rate debt impacts our pre-tax earnings, whereas a change in interest rates on fixed rate debt impacts the fair value of debt. A portion of our interest rate contracts are designated for hedge accounting as cash flow and fair value hedges. For designated cash flow hedges, the effective portion of the changes in the fair value of derivatives are recorded in Accumulated other comprehensive income (loss) and subsequently recorded in the Consolidated Statements of Operations at the time the hedged item affects earnings. For designated fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recorded in Interest expense in the Consolidated Statements of Operations.

The following table illustrates the estimated sensitivity of a 1% change in interest rates to our future pre-tax earnings on our derivative instruments and variable rate debt instruments at January 28, 2012:

(In millions)	Impact of 1% Increase	Impact of 1% Decrease
Interest rate swaps/caps (1)	$3	$(1)
Variable rate debt	(5)	5
Total pre-tax income exposure to interest rate risk	$(2)	$4

(1)	A hypothetical change in interest rates does not result in a uniform impact due to the changes in fair value of our interest rate caps that do not qualify for hedge accounting.
The above sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions. As of January 29, 2011, we estimated that a 1% hypothetical increase or decrease in interest rates could potentially have caused either a nominal increase or a $4 million decrease on our pre-tax earnings, respectively. Refer to our Consolidated Financial Statements for further discussion in Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.” At this time, we do not anticipate material changes to our interest rate risk exposure or to our risk management policies. We believe that we could mitigate potential losses on pre-tax earnings through our risk management objectives, if material changes occur in future periods.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Toys “R” Us, Inc.:
We have audited the accompanying consolidated balance sheets of Toys “R” Us, Inc. and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three fiscal years in the period ended January 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Toys “R” Us, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
March 21, 2012

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Operations

	Fiscal Years Ended
(In millions, except share data)	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$13,909	$13,864	$13,568
Cost of sales	8,939	8,939	8,790
Gross margin	4,970	4,925	4,778
Selling, general and administrative expenses	4,029	3,942	3,730
Depreciation and amortization	403	388	376
Other income, net	(44)	(51)	(112)
Total operating expenses	4,388	4,279	3,994
Operating earnings	582	646	784
Interest expense	(442)	(521)	(447)
Interest income	10	7	7
Earnings before income taxes	150	132	344
Income tax (benefit) expense	(1)	(35)	40
Net earnings	151	167	304
Less: Net earnings (loss) attributable to noncontrolling interest	2	(1)	(8)
Net earnings attributable to Toys “R” Us, Inc.	$149	$168	$312

Earnings per common share attributable to common shareholders:
Basic (Note 1)	$2.98	$3.43	$6.37
Diluted (Note 1)	2.91	3.36	6.33
Weighted average shares used in computing per share amounts:
Basic (Note 1)	48,979,571	48,941,118	48,962,152
Diluted (Note 1)	50,149,212	49,981,504	49,304,963
See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Balance Sheets

(In millions - except share amounts)	January 28, 2012	January 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$701	$1,013
Accounts and other receivables	254	255
Merchandise inventories	2,232	2,104
Current deferred tax assets	128	107
Prepaid expenses and other current assets	122	145
Total current assets	3,437	3,624
Property and equipment, net	4,052	4,061
Goodwill	448	384
Deferred tax assets	279	215
Restricted cash	30	16
Other assets	596	532
Total Assets	$8,842	$8,832

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,447	$1,560
Accrued expenses and other current liabilities	916	903
Income taxes payable	51	57
Current portion of long-term debt	315	570
Total current liabilities	2,729	3,090
Long-term debt	4,846	4,718
Deferred tax liabilities	154	119
Deferred rent liabilities	338	310
Other non-current liabilities	243	252
Temporary Equity - Noncontrolling interest	29	—
Equity:
Common stock (par value $0.001 and $0.001; shares authorized 55,000,000 and 55,000,000; shares issued and outstanding 49,190,630 and 48,958,133 at January 28, 2012 and January 29, 2011, respectively)	—	—
Treasury stock	(2)	(8)
Additional paid-in capital	35	31
Retained earnings	426	280
Accumulated other comprehensive income	44	40
Total equity	503	343
Total Liabilities, Temporary Equity and Stockholders' Equity	$8,842	$8,832
See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010
Cash Flows from Operating Activities:
Net earnings	$151	$167	$304
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	403	388	376
Amortization and write-off of debt issuance costs	35	69	54
Net gains on sales of properties	(3)	(10)	(6)
Deferred income taxes	(43)	18	(15)
Non-cash portion of impairments, restructuring and other charges	18	23	20
Other	(5)	15	(17)
Changes in operating assets and liabilities:
Accounts and other receivables	1	(39)	32
Merchandise inventories	(92)	(260)	47
Prepaid expenses and other operating assets	45	31	10
Accounts payable, accrued expenses and other liabilities	(182)	(186)	226
Income taxes payable and receivable	(9)	4	(17)
Net cash provided by operating activities	319	220	1,014
Cash Flows from Investing Activities:
Capital expenditures	(380)	(325)	(192)
(Increase) decrease in restricted cash	(14)	28	150
Proceeds from sales of fixed assets	24	26	19
Acquisitions	(70)	(1)	(14)
Cash effect of the consolidation of Labuan	12	—	—
Purchases of long-term investments	(26)	(9)	—
Net cash used in investing activities	(454)	(281)	(37)
Cash Flows from Financing Activities:
Long-term debt borrowings	2,236	2,883	3,907
Short-term debt borrowings	—	—	73
Long-term debt repayment	(2,396)	(2,841)	(4,354)
Short-term debt repayment	(11)	—	(75)
Capitalized debt issuance costs	(14)	(73)	(110)
Purchase of Toys-Japan shares	(1)	(19)	(66)
Other	1	(3)	(1)
Net cash used in financing activities	(185)	(53)	(626)
Effect of exchange rate changes on Cash and cash equivalents	8	1	(8)
Cash and cash equivalents:
Net (decrease) increase during period	(312)	(113)	343
Cash and cash equivalents at beginning of period	1,013	1,126	783
Cash and cash equivalents at end of period	$701	$1,013	$1,126

Supplemental Disclosures of Cash Flow Information:
Interest paid	$432	$437	$357
Income taxes paid, net of refunds	$66	$62	$42
Purchases of property and equipment included in Accounts payable and Accrued expenses and other current liabilities	$28	$28	$19
See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

	Toys “R” Us, Inc. Stockholders
	Common Stock		Additional	Total Retained Earnings	Accumulated Other	Toys “R” Us, Inc.
(In millions)	Issued Shares	Treasury Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, January 31, 2009	49	$—	$19	$(200)	$(93)	$(274)	$122	$(152)
Net earnings (loss) for the period	—	—	—	312	—	312	(8)	304
Foreign currency translation adjustments, net of tax	—	—	—	—	19	19	—	19
Unrealized gain on hedged transactions, net of tax	—	—	—	—	10	10	—	10
Unrealized actuarial losses, net of tax	—	—	—	—	(1)	(1)	—	(1)
Total comprehensive income (loss)						340	(8)	332
Acquisition of 28.12% of Toys-Japan shares	—	—	(4)	—	20	16	(82)	(66)
Stock compensation expense	—	—	4	—	—	4	—	4
Repurchase of common stock	—	(8)	—	—	—	(8)	—	(8)
Issuance of common stock	—	1	6	—	—	7	—	7
Balance, January 30, 2010	49	$(7)	$25	$112	$(45)	$85	$32	$117
Net earnings (loss) for the period	—	$—	$—	$168	$—	$168	$(1)	$167
Foreign currency translation adjustments, net of tax	—	—	—	—	55	55	(1)	54
Unrealized gain on hedged transactions, net of tax	—	—	—	—	15	15	—	15
Unrealized actuarial gains, net of tax	—	—	—	—	9	9	—	9
Total comprehensive income (loss)						247	(2)	245
Acquisition of approximately 9% of Toys-Japan shares	—	—	3	—	6	9	(30)	(21)
Stock compensation expense	—	—	5	—	—	5	—	5
Repurchase of common stock	—	(9)	(1)	—	—	(10)	—	(10)
Issuance of common stock	—	8	(1)	—	—	7	—	7
Balance, January 29, 2011	49	$(8)	$31	$280	$40	$343	$—	$343
Net earnings attributable to Toys "R" Us, Inc. for the period	—	$—	$—	$149	$—	$149	$—	$149
Foreign currency translation adjustments, net of tax	—	—	—	—	12	12	—	12
Unrealized loss on hedged transactions, net of tax	—	—	—	—	(2)	(2)	—	(2)
Unrealized actuarial losses, net of tax	—	—	—	—	(6)	(6)	—	(6)
Total comprehensive income attributable to Toys "R" Us, Inc.						153	—	153
Issuance of restricted stock	—	7	(7)	—	—	—	—	—
Amortization of restricted stock	—	—	2	—	—	2	—	2
Stock compensation expense	—	—	7	—	—	7	—	7
Repurchase of common stock	—	(2)	—	—	—	(2)	—	(2)
Issuance of common stock	—	1	2	—	—	3	—	3
Adjustment of noncontrolling interest to redemption value	—	—	—	(3)	—	(3)	—	(3)
Balance, January 28, 2012	49	$(2)	$35	$426	$44	$503	$—	$503

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. We are the leading global specialty retailer of toys and juvenile products as measured by Net sales. Toys “R” Us is recognized as the toy and juvenile (including baby) authority. We sell a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through our retail locations and the Internet. Our brand names are highly recognized in North America, Europe and Asia, and our expertise in the toy and juvenile retail space, our broad range of product offerings, our substantial scale and geographic footprint and our strong vendor relationships account for our market-leading position and distinguish us from the competition.
As of January 28, 2012, we operated 1,502 stores and licensed an additional 151 stores. These stores are located in 36 countries and jurisdictions around the world under the Toys “R” Us, Babies “R” Us and FAO Schwarz banners. In addition, we operate Toys “R” Us Express stores (“Express stores”), smaller format stores primarily open on a short-term basis during the holiday season. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and toys.com, as well as other Internet sites we operate in our international markets.
Our Company was founded in Washington D.C. in 1948 when Charles Lazarus opened a baby furniture store, Children’s Bargain Town. The Toys “R” Us name made its debut in 1957. In 1978, we completed an initial public offering of our common stock. When Charles Lazarus retired as our Chief Executive Officer in 1994, the Company operated or licensed over 1,000 stores in 17 countries and jurisdictions. In 1996, we established the Babies “R” Us brand, further solidifying our reputation as a leading consumer destination for children and their families.
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. Unless otherwise stated, references to years in this report relate to the fiscal years below:

Fiscal Year	Number of Weeks	Ended
2011	52	January 28, 2012
2010	52	January 29, 2011
2009	52	January 30, 2010
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company. We eliminate all inter-company balances and transactions.
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
During fiscal 2006, we identified Vanwall Finance PLC (“Vanwall”) as a VIE and concluded that in accordance with ASC 810, Vanwall should not be consolidated. Effective January 31, 2010, the Company adopted Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a variable interest entity and require additional disclosures.
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
Use of Estimates
The preparation of our Consolidated Financial Statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures of contingent assets and liabilities as of the date of the Consolidated Financial Statements and during the applicable periods. We base these estimates on historical experience and other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates and such differences could have a material impact on our Consolidated Financial Statements.
Cash and Cash Equivalents
We consider our highly liquid investments with original maturities of three months or less at acquisition to be cash equivalents. Book cash overdrafts are reclassified to accounts payable.
Restricted Cash
Restricted cash represents collateral and other cash that is restricted from withdrawal. As of January 28, 2012 and January 29, 2011, we had restricted cash of $30 million and $16 million, respectively. The increase in restricted cash is primarily the result of collateral held in escrow for a potential post-closing purchase price adjustment related to the Company's acquisition of a 70% ownership interest in Toys (Labuan) Holding Limited (“Labuan”) from Li & Fung Retailing Limited (“Li & Fung”). Refer to Note 17 entitled “ACQUISITIONS” for further details.
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
Asset Retirement Obligations
We account for asset retirement obligations (“ARO”) in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations,” which requires us to recognize a liability for the fair value of obligations to retire tangible long-lived assets when there is a legal obligation to incur such costs. We recognize a liability for ARO, capitalize asset retirement costs and amortize these costs over the life of the assets. As of January 28, 2012 and January 29, 2011, we had approximately $73 million and $69 million, respectively, recorded for ARO.

Goodwill
Details on goodwill by segment are as follows:

(In millions)	January 28, 2012	January 29, 2011
Domestic	$361	$361
International (1)	87	23
Total	$448	$384

(1)	Foreign currency translation accounted for $2 million of the increase.
On October 31, 2011, we acquired a 70% ownership interest in Labuan from Li & Fung which resulted in $62 million of goodwill (included in our Toys “R” Us - International (“International”) segment). Refer to Note 17 entitled “ACQUISITIONS” for further details.
Goodwill is evaluated for impairment annually as of the first day of the fourth quarter of each fiscal year or whenever we identify certain events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount, in accordance with the provisions of ASC Topic 350, “Intangibles - Goodwill and Other” (“ASC 350”). Events or circumstances that might warrant an interim evaluation include, among other things, significant adverse change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and it is more likely than not that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which amended the rules for testing goodwill for impairment. The new rules provide an entity with the option to first assess qualitative factors for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step quantitative impairment test. The optional qualitative assessment can be performed at the discretion of management for any or all of the reporting units in any given period. As allowed under the guidance, we early adopted ASU 2011-08 for our fiscal 2011 annual goodwill impairment test.
During the qualitative assessment of our fiscal 2011 annual goodwill impairment test, management concluded it was more likely than not that the fair value of our Toys “R” Us – Domestic (“Domestic”) reporting unit exceeded its carrying value. However, given the Domestic goodwill balance of $361 million, the results of the fourth quarter holiday selling season and the timing of the previous fair value calculated, management decided to calculate a new fair value as of the fiscal year-end. The fair value as of fiscal year-end confirmed the conclusions reached on the qualitative approach taken by management and indicated no goodwill impairment after the date of the annual impairment test. In addition, we also concluded for our Toys “R” Us – Japan, Ltd. (“Toys-Japan”) reporting unit that it was more likely than not that the fair value exceeded its carrying value and noted no goodwill impairment indicators after the date of the annual impairment test.
Debt Issuance Costs
We defer debt issuance costs, which are classified as non-current other assets, and amortize the costs into Interest expense over the term of the related debt facility. Unamortized amounts at January 28, 2012 and January 29, 2011 were $127 million and $148 million, respectively. Deferred financing fees amortized to Interest expense for fiscals 2011, 2010 and 2009 were $35 million, $69 million and $54 million, respectively, which is inclusive of accelerated amortization due to certain debt repayments and refinancings.
Acquisition of Debt Securities
During fiscal 2011, we acquired from unaffiliated parties $36 million face value debt securities of Vanwall for approximately $26 million. During fiscal 2010, we acquired from an unaffiliated party $17 million face value debt securities of Vanwall for approximately $9 million. This debt matures on April 7, 2013. These debt securities are included in Other assets within the Consolidated Balance Sheets, classified as held-to-maturity debt and reported at amortized cost.
Insurance Risks
We self-insure a substantial portion of our workers’ compensation, general liability, auto liability, property, medical, prescription drug and dental insurance risks, in addition to maintaining third party insurance coverage. Provisions for losses related to self-insured risks are based upon actuarial techniques and estimates for incurred but not reported claims. We record the liability for workers’ compensation on a discounted basis. We also maintain insurance coverage above retention amounts of $15 million for employment practices liability, $8 million for catastrophic events, $5 million for property, $5 million for general liability, $4 million for auto liability and a minimum of approximately $1 million for workers’ compensation to limit the exposure related to such risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. As of January 28, 2012 and January 29, 2011, we had approximately $91 million and $89 million, respectively, of reserves for self-insurance risk which have been included in Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets.
Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits and commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments and contingencies, refer to Note 15 entitled “COMMITMENTS AND CONTINGENCIES.”
Leases
We lease store locations, distribution centers, equipment and land used in our operations. We account for our leases under the provisions of ASC Topic 840, “Leases” (“ASC 840”), which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Assets held under capital lease are included in Property and equipment, net. As of January 28, 2012 and January 29, 2011, accumulated depreciation related to capital leases for property and equipment was $47 million and $58 million, respectively.
Operating lease expense is recorded on a straight-line basis over the lease term. At the inception of a lease, we determine the lease term by assuming the exercise of renewal options that are reasonably assured. Renewal options are exercised at our sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the useful life of buildings and leasehold improvements are limited by the expected lease term. Refer to Note 9 entitled “LEASES” for further details.
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
Deferred Rent
We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as a deferred rent liability or asset. Deferred rent liabilities are recorded in our Consolidated Balance Sheets in the total amount of $348 million and $321 million at January 28, 2012 and January 29, 2011, respectively, of which $10 million and $11 million are recorded in Accrued expenses and other current liabilities, respectively. Landlord incentives and abatements are included in Deferred rent liabilities and amortized over the term of the lease.
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

Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for more information related to our accounting for derivative financial instruments. We did not have significant credit risk related to our financial instruments at January 28, 2012 and January 29, 2011.
Revenue Recognition
We generally recognize sales, net of customer coupons and other sales incentives, at the time the customer takes possession of merchandise, either at the point of sale in our stores or at the time the customer receives shipment for products purchased from our websites. We recognize the sale from layaway transactions when our customer satisfies all payment obligations and takes possession of the merchandise. Sales are recorded net of sales, use and value added taxes.
Other revenues of $79 million, $77 million and $79 million for fiscals 2011, 2010 and 2009, respectively, are included in Net sales. Other revenues consist of shipping, licensing fees, warranty and consignment income and non-core product related revenue.
We have license agreements with unaffiliated third party operators located outside the United States. The agreements are largely structured with royalty income paid as a percentage of sales for the use of our trademarks, trade name and branding. Licensing fees for fiscals 2011, 2010 and 2009 were $18 million, $16 million and $14 million, respectively. Labuan accounted for $4 million, $5 million and $4 million of licensing fees in fiscals 2011, 2010 and 2009, respectively.
Reserve for Sales Returns
We reserve amounts for sales returns for estimated product returns by our customers based on historical return experience, changes in customer demand, known returns we have not received, and other assumptions. The balances of our reserve for sales returns were $10 million at January 28, 2012 and January 29, 2011, respectively.
Cost of Sales and Selling, General & Administrative Expenses (“SG&A”)
The following table illustrates what is reflected in each expense category:

“Cost of sales”	“SG&A”
• the cost of merchandise acquired from vendors;	• store payroll and related payroll benefits;
• freight in;	• rent and other store operating expenses;
• provision for excess and obsolete inventory;	• advertising and promotional expenses;
• shipping costs to customers;	• costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;
• provision for inventory shortages; and
• credits and allowances from our merchandise vendors.	• restructuring charges; and
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
Advertising Costs
Gross advertising costs are recognized in SG&A at the point of first broadcast or distribution and were $483 million, $445 million and $428 million in fiscals 2011, 2010 and 2009, respectively.

Pre-opening Costs
The cost of start-up activities, including organization costs, related to new store openings are expensed as incurred.
Costs of Computer Software
We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of ASC 350. We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of ASC 350 are met. We expense those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities as they are incurred. We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over a useful life of five years, beginning when the software is ready for its intended use. We amortized computer software costs of $22 million, $19 million and $25 million for fiscals 2011, 2010 and 2009, respectively.
Other Income, net
Other income, net includes the following:

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010
Gift card breakage income	$(22)	$(20)	$(20)
Credit card program income	(13)	(19)	(31)
Net gains on sales of properties	(3)	(10)	(6)
Impairment of long-lived assets	6	11	7
Gain on litigation settlement	—	—	(51)
Other (1)	(12)	(13)	(11)
Total	$(44)	$(51)	$(112)

(1)	Includes gains and losses resulting from foreign currency translation related to operations, fixed asset write-offs and other miscellaneous income and expense charges.
Gift Card Breakage
We sell gift cards to customers in our retail stores, through our websites and through third parties and, in certain cases, provide gift cards for returned merchandise and in connection with promotions. We recognize income from gift card sales when the customer redeems the gift card, as well as an estimated amount of unredeemed liabilities (“breakage”). Gift card breakage is recognized proportionately, utilizing management estimates and assumptions based on actual redemptions, the estimated useful life of the gift card and an estimated breakage rate of unredeemed liabilities. Our estimated gift card breakage represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote and for which we have determined that we do not have a legal obligation to remit the value to the relevant jurisdictions. Income related to customer gift card redemption is included in Net sales, whereas income related to gift card breakage is recorded in Other income, net in our Consolidated Financial Statements. The Company recognizes breakage income and derecognizes the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards (“Redemption Method”). We recognized $22 million, $20 million and $20 million of gift card breakage income in fiscals 2011, 2010 and 2009, respectively.
In the second quarter of fiscal 2010, the State of New Jersey (the “State”) enacted a law that would require us to turn over to the State unused balances of certain gift cards purchased in New Jersey on which there had been no activity for a two-year period. In November 2010, the United States District Court for the District of New Jersey (the “District Court”) preliminarily enjoined the State from enforcing this section of the law, and the State appealed that decision to the United States Court of Appeals for the Third Circuit (the “Third Circuit”). The New Jersey law also would require us to obtain and maintain the zip codes of customers who purchase gift cards in New Jersey. In January 2011, the District Court declined to enjoin enforcement of this section of the law, and this decision was also appealed to the Third Circuit. On or about January 5, 2012, the Third Circuit affirmed the District Court rulings.
Credit Card Program
We currently operate under a Credit Card Program agreement (the “Agreement”) with a third-party credit lender to offer co-branded and private label credit cards to our customers. The current Agreement expires in June 2012 at which time our program will transfer and convert to a new third-party credit lender. The credit lender provides financing for our customers to purchase merchandise at our stores for all cardholders and other businesses for co-branded cardholders. We received an up-front incentive payment for entering into the Agreement, which is deferred and is being amortized ratably over the life of the Agreement. In addition, we receive bounty fees for credit card activations and royalties on the co-branded and private label credit cards. Bounty fees and royalties are recognized when earned and realizable. During fiscals 2011, 2010 and 2009, we recognized $13 million, $19 million and $31 million of other income, respectively, relating to the credit card program.
Net Gains on Sales of Properties
Net gains on sales of properties were $3 million, $10 million and $6 million for fiscals 2011, 2010 and 2009, respectively. Refer to Note 5 entitled “PROPERTY AND EQUIPMENT” for further information.
Impairment of Long-Lived Assets and Costs Associated with Exit Activities
We evaluate the carrying value of all long-lived assets, which include property, equipment and finite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic 360, “Property, Plant and Equipment”. If a long-lived asset is found to be non-recoverable, we record an impairment charge equal to the difference between the asset’s carrying value and fair value. This evaluation requires management to make judgments relating to future cash flows, growth rates, and economic and market conditions. These evaluations are based on determining the fair value of an asset using a valuation method such as discounted cash flow or a relative, market-based approach.
During fiscals 2011, 2010 and 2009, we recorded total impairment losses of $6 million, $11 million and $7 million, respectively. Impairment losses are recorded in Other income, net within our Consolidated Statement of Operations. These impairments were primarily due to the identification of underperforming stores and the relocation of certain stores.
For any store closing where a lease obligation still exists, we record the estimated future liability associated with the rental obligation less any estimated sublease income on the date the store is closed in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations.”
Gain on Litigation Settlement
In fiscal 2009, we recognized a $51 million gain related to the litigation settlement with Amazon.com (“Amazon”) which was recorded in Other income, net. Refer to Note 14 entitled “LITIGATION AND LEGAL PROCEEDINGS” for further information.
Foreign Currency Translation
The functional currencies of our foreign subsidiaries are as follows:

•	Australian dollar for our subsidiary in Australia;

•	British pound sterling for our subsidiary in the United Kingdom (“U.K.”);

•	Brunei dollar for our subsidiary in Brunei;

•	Canadian dollar for our subsidiary in Canada;

•	Chinese yuan for our subsidiary in China;

•	Euro for subsidiaries in Austria, France, Germany, Spain and Portugal;

•	Hong Kong dollar for our subsidiary in Hong Kong;

•	Japanese yen for our subsidiary in Japan;

•	Malaysian ringgit for our subsidiary in Malaysia;

•	Polish zloty for our subsidiary in Poland;

•	Singapore dollar for our subsidiary in Singapore;

•	Swiss franc for our subsidiary in Switzerland;

•	Taiwan dollar for our subsidiary in Taiwan; and

•	Thailand baht for our subsidiary in Thailand.
Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period. The resulting translation adjustments are recorded in Accumulated other comprehensive income (loss) within the Consolidated Statements of Stockholders’ Equity (Deficit).
Gains and losses resulting from foreign currency transactions related to operations are included in Other income, net. Foreign currency transactions related to short-term, cross-currency intercompany loans amounted to gains of $11 million, $10 million and $28 million for fiscals 2011, 2010 and 2009, respectively. Such amounts were included in Interest expense.
We economically hedge the majority of these short-term, cross-currency intercompany loans with foreign currency forward contracts. These derivative contracts were not designated as hedges and are recorded on our Consolidated Balance Sheets at fair value with a gain or loss recorded on the Consolidated Statements of Operations in Interest expense. For fiscals 2011, 2010 and 2009, we recorded losses of $4 million, $10 million and $28 million, respectively. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.
Income Taxes
We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). Our provision for income taxes and effective tax rates are calculated by legal entity and jurisdiction and are based on a number of factors, including our level of pre-tax earnings, income tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions and valuation allowances. We use significant judgment and estimates in evaluating our tax positions. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction.
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
At January 28, 2012 and January 29, 2011, we reported unrecognized tax benefits in Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets. These tax liabilities do not include a portion of our unrecognized tax benefits, which have been recorded as either a reduction of Deferred tax assets related to tax loss carryforwards or a reduction of taxes receivable. For further information, refer to Note 10 entitled “INCOME TAXES.”
Temporary Equity - Noncontrolling interest

On October 31, 2011, the Company recognized Noncontrolling interest in the amount of $24 million which was measured at fair value at the acquisition date. Refer to Note 17 entitled “ACQUISITIONS” for further details. In accordance with the terms of the agreement, the Noncontrolling interest is redeemable for cash or common stock of the Company at the option of the holder. As such, the Noncontrolling interest has been recorded in temporary equity at its redemption value. The reconciliation of the changes in the redeemable Noncontrolling interest is as follows:

(In millions)
Beginning Balance - October 31, 2011	$24
Net earnings attributable to noncontrolling interest	2
Adjustment of noncontrolling interest to redemption value	3
Ending Balance - January 28, 2012	$29
Stock-Based Compensation
Under the provisions of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We have applied ASC 718 to new awards and to awards modified, repurchased or canceled since January 29, 2006. We continue to account for any portion of awards outstanding at January 29, 2006 that have not been modified, repurchased or canceled using the provisions of Accounting Principles Board Opinion 25. For further information refer to Note 7 entitled “STOCK-BASED COMPENSATION.”
Earnings per share
A reconciliation of Net earnings attributable to Toys “R” Us, Inc. to Net earnings attributable to common shareholders for fiscals 2011, 2010 and 2009 is computed as follows:

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010
Net earnings attributable to Toys “R” Us, Inc.	$149	$168	$312
Less: Adjustment of noncontrolling interest to redemption value	3	—	—
Net earnings attributable to common shareholders	$146	$168	$312
Earnings per share is computed as follows (in millions, except for share data):

	Fiscal Years Ended
	January 28, 2012			January 29, 2011			January 30, 2010
	Net Earnings Attributable To Common Shareholders	Weighted Average Shares	Per Share Amount	Net Earnings Attributable To Common Shareholders	Weighted Average Shares	Per Share Amount	Net Earnings Attributable To Common Shareholders	Weighted Average Shares	Per Share Amount
Basic earnings per share	$146	48,979,571	$2.98	$168	48,941,118	$3.43	$312	48,962,152	$6.37
Effect of dilutive share-based awards	—	1,169,641	(0.07)	—	1,040,386	(0.07)	—	342,811	(0.04)
Diluted earnings per share	$146	50,149,212	$2.91	$168	49,981,504	$3.36	$312	49,304,963	$6.33

As a result of the Labuan acquisition, the Company began applying the two-class method for calculating earnings per share.  The two-class method calculates earnings per share by distinguishing between the classes of securities based on the proportionate participation rights of each award type in the Company's undistributed earnings.  The changes in the carrying amount of the redeemable Noncontrolling interest are reflected in earnings per share using the two-class method, as being akin to a dividend. Diluted earnings per share is calculated using the more dilutive of the treasury stock method or the two-class method. This application of this guidance did not have an impact on prior period earnings per share.
Basic earnings per share was computed by dividing Net earnings attributable to common shareholders by the weighted average number of shares of common stock outstanding during the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.
Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising or converting such awards in common stock would be anti-dilutive were 0.7 million, nominal and 1.6 million for fiscals 2011, 2010 and 2009, respectively.

NOTE 2 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as well as the effective interest rates on our outstanding variable rate debt as of January 28, 2012 and January 29, 2011, respectively, is outlined in the table below:

(In millions)	January 28, 2012	January 29, 2011
Short-term borrowings
Labuan uncommitted lines of credit (1)	$9	$—
Long-term debt
7.625% notes, due fiscal 2011 (2)(3)	$—	$503
Toys-Japan 1.85%-2.85% loans due fiscals 2012-2016 (4)	166	177
French real estate credit facility, due fiscal 2012 (4.51% and 4.51%)	81	84
Spanish real estate credit facility, due fiscal 2012 (4.51% and 4.51%)	168	175
U.K. real estate senior credit facility, due fiscal 2013 (5.02% and 5.02%)	547	555
U.K. real estate junior credit facility, due fiscal 2013 (6.84% and 6.84%)	95	97
7.875% senior notes, due fiscal 2013 (2)	398	396
Toys-Japan unsecured credit lines, expire fiscals 2012-2013 (5)	—	17
Secured revolving credit facility, expires fiscal 2015 (6)	—	—
European and Australian asset-based revolving credit facility, expires fiscal 2016 (7)	—	—
Secured term loan facility, due fiscal 2016 (6)	683	687
7.375% senior secured notes, due fiscal 2016 (6)	365	348
10.750% senior notes, due fiscal 2017 (8)	931	929
8.500% senior secured notes, due fiscal 2017 (9)	717	716
Incremental secured term loan facility, due fiscal 2018 (6)(10)	394	—
7.375% senior notes, due fiscal 2018 (2)	404	405
8.750% debentures, due fiscal 2021 (11)	22	22
Finance obligations associated with capital projects	147	123
Capital lease obligations	43	54
	5,161	5,288
Less current portion (12)	315	570
Total Long-term debt (13)	$4,846	$4,718

(1)
Pursuant to the acquisition of Labuan on October 31, 2011, the Company, as of January 28, 2012, reported borrowings under uncommitted lines of credit for the joint venture, which has been included in Accrued expenses and other current liabilities on our Consolidated Balance Sheet.

(2)
Represents obligations of Toys “R” Us, Inc. (the "Parent Company") legal entity. For further details on parent company information, refer to Schedule I — Parent Company Condensed Financial Statements and Notes to the Condensed Financial Statements.

(3)
On June 24, 2011, we redeemed the 7.625% notes due fiscal 2011 (the "2011 Notes") with funds received from the net proceeds of a new tranche of term loans in an aggregate principal amount of $400 million ("Incremental Secured Term Loan") and borrowings under our secured revolving credit facility ("ABL Facility").

(4)
On February 28, 2011, Toys-Japan entered into an additional bank loan with a financial institution totaling ¥1.0 billion ($13 million at January 28, 2012). Commencing in January 2012, Toys-Japan is required to make annual principal payments of approximately ¥1.6 billion ($21 million at January 28, 2012). As such, this amount has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 28, 2012.

(5)
On March 18, 2011, Toys-Japan entered into an agreement to refinance, at maturity, Tranche 2 of its committed lines of credit to extend the maturity date of the agreement and amend certain other provisions.

(6)	Represents obligations of Toys "R" Us - Delaware, Inc. ("Toys-Delaware").

(7)	On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement to extend the maturity date of the facility and amend certain other provisions.

(8)	Represents obligations of Toys “R” Us Property Company I, LLC (“TRU Propco I”) and its subsidiaries.

(9)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).

(10)
On May 25, 2011, Toys-Delaware and certain of its subsidiaries issued the Incremental Secured Term Loan. Pursuant to the terms of the agreement, Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($4 million per year) of the original principal amount of the loan. As such, this amount has been classified as Current portion of Long-term debt on our Consolidated Balance Sheet as of January 28, 2012.

(11)	Represents obligations of the Parent Company and Toys-Delaware.

(12)
Current portion of Long-term debt as of January 28, 2012 is primarily comprised of $168 million of our Spanish real estate credit facility and $81 million of our French real estate credit facility due 2012. Current portion of Long-term debt as of January 29, 2011 was primarily comprised of $503 million of the 2011 notes, which were redeemed on June 24, 2011.

(13)
We maintain derivative instruments on certain of our long-term debt, which impact our effective interest rates. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

As of January 28, 2012, we had total indebtedness of $5.2 billion, of which $3.1 billion was secured indebtedness. Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our ability to:

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
The amount of net assets that were subject to such restrictions was approximately $858 million as of January 28, 2012. Our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs and/or capital expenditures. As of January 28, 2012, we have funds available to finance our operations under our European and Australian asset-based revolving credit facility (“European ABL”) through March 2016, our ABL Facility through August 2015 and our Toys-Japan unsecured credit lines with a Tranche maturing June 2012 and a Tranche maturing June 2013. In addition, Labuan and Toys-Japan have uncommitted lines of credit due on demand.
The total fair values of our Long-term debt, with carrying values of $5.2 billion and $5.3 billion at January 28, 2012 and January 29, 2011, were $5.2 billion and $5.4 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.
The annual maturities of our Short-term borrowings and Long-term debt, including current portions, at January 28, 2012 are as follows:

(In millions)	Annual Maturities
2012	$324
2013	1,094
2014	48
2015	84
2016	1,020
2017 and subsequent	2,622
Total	$5,192

Labuan uncommitted lines of credit, due on demand ($9 million at January 28, 2012)
Pursuant to the acquisition of a 70% ownership interest in Labuan on October 31, 2011, the Company, as of January 28, 2012, reported Labuan's debt obligations in our Consolidated Balance Sheet. Refer to Note 17 entitled "ACQUISITIONS" for further details. Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$255 million ($33 million at January 28, 2012). As of January 28, 2012, we had $9 million of borrowings, which has been included in Accrued expenses and other liabilities on our Consolidated Balance Sheets, and $3 million of bank guarantees issued under these facilities.  The remaining availability under these facilities was $21 million.  The average interest rate on the drawn borrowings was 2.52%.
Toys-Japan Unsecured Credit Lines, expires fiscals 2012-2013 ($0 million at January 28, 2012)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥14.9 billion ($194 million at January 28, 2012), expiring on June 30, 2013, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.90% per annum. At January 28, 2012, we had no outstanding borrowings under Tranche 1, with $194 million of remaining availability. As of January 28, 2012, deferred debt issuance costs for this agreement were $2 million and have been included in Other assets on our Consolidated Balance Sheets.
On March 18, 2011, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is now available in amounts of up to ¥10.0 billion ($130 million at January 28, 2012), expiring on June 29, 2012, and bears an interest rate of TIBOR plus 0.80% per annum. We paid fees of $1 million to refinance Tranche 2, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. As of January 28, 2012, deferred debt issuance costs for this agreement were nominal and have been included in Other assets on our Consolidated Balance Sheets. At January 28, 2012, we had no outstanding borrowings under Tranche 2, with $130 million of remaining availability.
The agreement contains covenants, including, among other things, covenants that require Toys-Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys-Japan from paying dividends or making loans to affiliates without lender consent.
Additionally, Toys-Japan has an uncommitted line of credit with total availability of ¥2.8 billion ($37 million at January 28, 2012), which will renew April 1 of each year unless otherwise canceled. The uncommitted line of credit bears an interest rate of TIBOR plus 0.50%. As of January 28, 2012, we had no outstanding borrowings under the uncommitted line of credit.
$1.85 billion senior secured revolving credit facility, expires fiscal 2015 ($0 million at January 28, 2012)
The ABL Facility provides for $1.85 billion of revolving commitments maturing on August 10, 2015, which could increase by $650 million, subject to certain conditions. The ABL Facility bears a tiered floating interest rate of LIBOR plus a margin of between 2.50% and 3.00% depending on usage, or, at the option of Toys-Delaware, an interest rate equal to a prime rate plus a margin of between 1.50% and 2.00% depending on usage. In addition, the ABL Facility requires the Company to pay, on a quarterly basis, a tiered unused commitment fee ranging from 0.375% to 0.625% of the average daily balance of unused commitments.
This secured revolving credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets of Toys-Delaware and certain of its subsidiaries, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants, including, among other things, covenants that restrict Toys-Delaware's ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. The ABL Facility requires Toys-Delaware to maintain minimum excess availability at all times of no less than $125 million and to sweep cash toward prepayment of the loans if excess availability falls below $150 million for any three days in a 30-day period. Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory and eligible credit card receivables and certain real estate less any applicable availability reserves. At January 28, 2012, under our ABL facility, we had no outstanding borrowings, a total of $100 million of outstanding letters of credit and excess availability of $1.035 billion. This amount is also subject to the minimum excess availability covenant, which was $125 million at January 28, 2012, with remaining availability of $910 million in excess of the covenant. At January 28, 2012, deferred debt issuance costs for this credit facility were $45 million and have been included in Other assets on our Consolidated Balance Sheets.
European ABL, expires fiscal 2016 ($0 million at January 28, 2012)
On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for the European ABL in order to extend the maturity date of the facility and amend certain other provisions. The European ABL as amended provided for a five-year £128 million asset-based senior secured revolving credit facility which will expire on March 8, 2016. Additionally, on April 29, 2011, we partially exercised the accordion feature which increased availability to include additional lender commitments. This increased the size of the facility from £128 million to £138 million ($217 million at January 28, 2012). Loans under the European ABL bear interest at a rate of London Interbank Offered Rate (“LIBOR”) or the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 2.25%, 2.50% or 2.75% depending on historical excess availability. In addition, a commitment fee accrues on any unused portion of the commitments at a rate per annum of 0.375% or 0.50% based on usage. In connection with the amendment and restatement of the credit agreement, we incurred approximately $6 million in fees which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At January 28, 2012, deferred debt issuance costs for this credit facility were $9 million and have been included in Other assets on our Consolidated Balance Sheets.
Borrowings under the European ABL are subject, among other things, to the terms of a borrowing base derived from the value of eligible inventory and/or eligible accounts receivable of certain of Toys “R” Us Europe, LLC’s (“Toys Europe”) and Toys “R” Us Australia Holdings, LLC’s (“Toys Australia”) subsidiaries organized in Australia, England and France. The terms of the European ABL include a customary cash dominion trigger requiring the cash of certain of Toys Europe’s and Toys Australia’s subsidiaries to be applied to pay down outstanding loans if availability falls below certain thresholds. The European ABL also contains a springing fixed charge coverage ratio of 1.00 to 1.00 based on earnings before interest, taxes, depreciation and amortization ("EBITDA") (as defined in the agreement governing the European ABL) and fixed charges of Toys Europe, Toys Australia and their subsidiaries. Borrowings under the European ABL are guaranteed by Toys Europe, Toys Australia and certain of their material subsidiaries, with certain customary local law limitations and to the extent such guarantees do not result in adverse tax consequences. Borrowings are secured by substantially all of the assets of Toys Europe, Toys Australia and the U.K. and Australian obligors, as well as by share pledges over the shares of certain other material subsidiaries and pledges over certain of their assets (including bank accounts and certain receivables). The European ABL contains covenants that, among other things, restrict the ability of Toys Europe and Toys Australia and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, repurchase or pay dividends or make certain other restricted payments on capital stock, make acquisitions or investments or engage in mergers or consolidations. At January 28, 2012, we had no outstanding borrowings and $84 million of availability under the European ABL.
7.625% notes, due fiscal 2011 ($0 million at January 28, 2012)
On June 24, 2011, we redeemed the outstanding principal amount of the 2011 Notes for a total redemption price, including interest and premiums, of approximately $519 million.
Toys-Japan Bank Loans (1.85% to 2.85%) due fiscals 2012 - 2016 ($166 million at January 28, 2012)
Toys-Japan currently has six bank loans with various financial institutions totaling $166 million at January 28, 2012. On September 30, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance three bank loans, which matured on January 17, 2011. Under the new agreement, which began on January 17, 2011, the loan for ¥11.5 billion ($150 million at January 28, 2012) will mature on January 29, 2016 and bear an interest rate of TIBOR plus 1.50% per annum. In conjunction with the new agreement we entered into an interest rate swap, converting the variable rate of interest to a fixed rate of 2.45% on January 17, 2011. The swap has been designated as a cash flow hedge. Toys-Japan is required to make principal payments of approximately ¥1.6 billion ($21 million at January 28, 2012) annually in January of each year, commencing on January 2012, with the remaining principal and interest due upon maturity. Toys-Japan paid fees of $3 million to refinance these loans, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. On February 28, 2011, Toys-Japan entered into a bank loan with a financial institution totaling ¥1.0 billion ($13 million at January 28, 2012). The loan will mature on February 25, 2016 and bears an interest rate of 1.85% per annum. Fees paid in connection with this loan were nominal and are capitalized as deferred debt issuance costs and amortized over the term of the loan. The remaining four bank loans, representing $24 million, are amortizing and mature between fiscal 2012 and fiscal 2014. As of January 28, 2012, deferred debt issuance costs for these agreements were $2 million and have been included in Other assets on our Consolidated Balance Sheets.
These agreements contain covenants, including, among other things, covenants that require Toys-Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys-Japan from paying dividends or making loans to affiliates without lender agreement.
€61 million French and €127 million Spanish real estate credit facilities, due fiscal 2012 ($81 million and $168 million at January 28, 2012, respectively)
On January 23, 2006, our indirect wholly-owned subsidiaries Toys “R” Us France Real Estate SAS and Toys “R” Us Iberia Real Estate S.L. entered into the French and Spanish real estate credit facilities, respectively. These facilities are secured by, among other things, selected French and Spanish real estate. The maturity date for each of these loans is February 1, 2013. The loans have interest rates of EURIBOR plus 1.50% plus mandatory costs per annum. The loan agreements contain covenants that restrict the ability of the borrowers to engage in mergers or consolidations, incur additional indebtedness, or create or permit additional liens on assets. The loan agreements also require the borrower to maintain interest coverage ratios of 110%. If the coverage ratio is less than 110% there is a 10 day window to prevent default. The borrower has an option to pay down the loan to increase the coverage up to 110%, acquire new properties or deposit collateral into an appropriate account. However, this cannot occur in two consecutive periods or more than six times during the life of the debt instrument. At January 28, 2012, deferred debt issuance costs for these facilities were $2 million and have been included in Other assets on our Consolidated Balance Sheets.
£348 million U.K. real estate senior and £60 million U.K. real estate junior credit facilities, due fiscal 2013 ($547 million and $95 million at January 28, 2012, respectively)
On February 8, 2006, Toys “R” Us Properties (UK) Limited (“Toys Properties”), our indirect wholly-owned subsidiary, entered into a series of secured senior and junior loans with Vanwall as the Issuer and Senior Lender and The Royal Bank of Scotland PLC as Junior Lender. These facilities are secured by, among other things, selected U.K. real estate. The U.K. real estate senior credit facility bears interest of 5.02% plus mandatory costs. The U.K. real estate junior credit facility bears interest at an annual rate of LIBOR plus a margin of 2.25% plus mandatory costs. At January 28, 2012, deferred debt issuance costs for these credit facilities were $2 million and have been included in Other assets on our Consolidated Balance Sheets.
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
Vanwall is a variable interest entity established with the limited purpose of issuing and administering the notes under the credit agreement with Toys Properties. On February 9, 2006, Vanwall issued £355.8 million of multiple classes of commercial mortgage backed floating rate notes (the “Floating Rate Notes”) to third party investors (the “Bondholders”), which are publicly traded on the Irish Stock Exchange Limited. The proceeds from the Floating Rate Notes issued by Vanwall were used to fund the Senior Loan to Toys Properties. Pursuant to the Credit Agreement, Vanwall is required to maintain an interest rate swap which effectively fixed the variable LIBOR rate at 4.56%, the same as the fixed interest rate less the applicable credit spread paid by Toys Properties to Vanwall. The fair value of this interest rate swap was a liability of approximately $22 million and $34 million at January 28, 2012 and January 29, 2011, respectively. For further details regarding the consolidation of Vanwall, refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”
7.875% Senior Notes, due fiscal 2013 ($398 million at January 28, 2012)
On April 8, 2003, Toys “R” Us, Inc. issued $400 million in notes bearing interest at a coupon rate of 7.875%, maturing on April 15, 2013. The notes were issued at a discount of $7 million which resulted in the receipt of proceeds of $393 million. Simultaneously with the sale of the notes, we entered into interest rate swap agreements. We subsequently terminated the swaps at a loss of $6 million which is being amortized over the remaining term of the notes. Interest is payable semi-annually on April 15 and October 15 of each year. These notes carry a limitation on creating liens on domestic real property or improvements or the stock or indebtedness of domestic subsidiaries (subject to certain exceptions) that exceed the greater of 10% of the consolidated net tangible assets or 15% of the consolidated capitalization. The covenants also restrict sale and leaseback transactions (subject to certain exceptions) unless net proceeds are at least equal to the sum of all costs incurred in connection with the acquisition of the principal property and a lien would be permitted on such principal property. At January 28, 2012, deferred debt issuance costs for these notes were nominal and have been included in Other assets on our Consolidated Balance Sheets.
7.375% Senior Secured Notes, due fiscal 2016 ($365 million at January 28, 2012)
On August 24, 2010, Toys-Delaware completed the offering of the 7.375% Senior Secured Notes (“Toys-Delaware Secured Notes”). These notes were issued at par. Investment funds or accounts advised by affiliates of KKR owned an aggregate of $5 million of the Toys-Delaware Secured Notes as of January 29, 2011, all of which was subsequently sold in fiscal 2011. Fees paid in connection with the offering of the Toys-Delaware Secured Notes were approximately $11 million and are deferred and expensed over the life of the instrument. At January 28, 2012, deferred debt issuance costs for the Toys-Delaware Secured Notes were $8 million and have been included in Other assets on our Consolidated Balance Sheets.
The indenture governing Toys-Delaware Secured Notes contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware to incur additional indebtedness, sell assets, enter into affiliate transactions, pay dividends or make other distributions, make investments and other restricted payments or create liens. These covenants are subject to a number of important qualifications and limitations. Certain covenants will be suspended at any time Toys-Delaware Secured Notes are rated “investment grade.” In addition, the indenture contains other customary terms and covenants, including certain events of default after which Toys-Delaware Secured Notes may be declared or become due and payable immediately. The Toys-Delaware Secured Notes may be redeemed, in whole or in part, at any time prior to September 1, 2013, at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest, if any, as of the date of redemption. The Toys-Delaware Secured Notes will be redeemable, in whole or in part, at any time on or after September 1, 2013 at the specified redemption prices, plus accrued and unpaid interest. Toys-Delaware may also redeem up to 35% of the Toys-Delaware Secured Notes prior to September 1, 2013, with the net cash proceeds from certain equity offerings at a redemption price equal to 107.375% of the principal amount of Toys-Delaware Secured Notes plus accrued and unpaid interest to the date of redemption. Following specified kinds of changes of control with respect to us or Toys-Delaware, Toys-Delaware will be required to offer to purchase Toys-Delaware Secured Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. Interest on the Toys-Delaware Secured Notes is payable in cash semi-annually in arrears through maturity on March 1 and September 1 of each year, commencing on March 1, 2011. Toys-Delaware Secured Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act.
Further, the Toys-Delaware Secured Notes are guaranteed by certain of Toys-Delaware subsidiaries and the borrowings thereunder are secured by the trademarks and certain other intellectual property of Geoffrey, LLC, our wholly owned subsidiary, and the assets securing the ABL Facility including inventory, accounts receivable, equipment and certain other personal property owned or acquired by Toys-Delaware and certain of its subsidiaries. The Toys-Delaware Secured Notes are secured on a pari passu basis with the obligations under the Secured Term Loan Facility and the Incremental Secured Term Loan.
Secured Term Loan Facility, due fiscal 2016 ($683 million at January 28, 2012)
Concurrent with the offering of the Toys-Delaware Secured Notes, Toys-Delaware amended and restated the secured term loan originally due fiscal 2012 to extend the maturity date of this loan facility and amend certain other provisions. The amended secured term loan facility is in an aggregate principal amount of $700 million (the "Secured Term Loan Facility") and was issued at a discount of $11 million which resulted in the receipt of gross proceeds of $689 million. Investment funds or accounts advised by affiliates of KKR owned 5% and 6% of the Secured Term Loan Facility as of January 28, 2012 and January 29, 2011, respectively. The Secured Term Loan Facility will bear interest equal to LIBOR (at no time shall LIBOR be less than 1.50%) plus 4.50%, which is subject to a step down of 0.25% based on total leverage. In addition, pursuant to the terms of the agreement, Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($7 million per year) of the original principal amount of the loan. As such, this amount has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 28, 2012.
Fees paid in connection with the offering of the Secured Term Loan Facility totaled approximately $15 million and are deferred and expensed over the life of the instrument. At January 28, 2012, deferred debt issuance costs for the Secured Term Loan Facility were $12 million and have been included in Other assets on our Consolidated Balance Sheets.
The Secured Term Loan Facility as amended, provides for, among other things, an accordion feature that allows Toys-Delaware to request one or more additional term loans be added to the Secured Term Loan Facility in an aggregate principal amount of up to $700 million, to be reduced on a dollar-for-dollar basis by the aggregate principal amount of one or more additional series of senior secured notes that may be issued after the date of the initial issuance of the Toys-Delaware Secured Notes. We exercised a portion of the accordion feature on May 25, 2011 by adding a new tranche of term loans in an aggregate principal amount of $400 million due fiscal 2018. Refer to "Incremental Secured Term Loan" section below.
The Secured Term Loan Facility contains customary covenants applicable to Toys-Delaware and certain of its subsidiaries, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. These covenants are subject to certain exceptions, including among other things to allow for the debt represented by the Toys-Delaware Secured Notes, certain other additional debt incurrences including unsecured, later-maturing debt subject to a fixed charge coverage test, the prepayment or repayment of our 7.625% notes due fiscal 2011 and our 7.875% senior notes due fiscal 2013 subject to Toys-Delaware meeting a total leverage test and the provision of a cumulative credit exception allowing for Toys-Delaware and certain of its subsidiaries to make investments, pay dividends and make certain other restricted payments subject to Toys-Delaware meeting a fixed charge coverage test. If an event of default under the Secured Term Loan Facility occurs and is continuing, the principal amount outstanding, together with all accrued unpaid interest and other amounts owed may be declared by the lenders or become immediately due and payable. Toys-Delaware may optionally prepay the outstanding principal balance of the loan at any time.
Further, the Secured Term Loan Facility is guaranteed by certain of Toys-Delaware subsidiaries and the borrowings thereunder are secured by the trademarks and certain other intellectual property of Geoffrey, LLC, Toys-Delaware's wholly owned subsidiary, and the assets securing the ABL Facility including inventory, accounts receivable, equipment and certain other personal property owned or acquired by Toys-Delaware and certain of its subsidiaries. The Secured Term Loan Facility is secured on a pari passu basis with the obligations under the Toys-Delaware Secured Notes and the Incremental Secured Term Loan.
10.75% Senior Notes, due fiscal 2017 ($931 million at January 28, 2012)
On July 9, 2009, TRU Propco I, formerly known as TRU 2005 RE Holding Co. I, LLC, one of our wholly-owned subsidiaries, completed the offering of $950 million aggregate principal amount of senior unsecured 10.75% notes due 2017 (the “Notes”). The Notes were issued at a discount of $25 million which resulted in the receipt of proceeds of $925 million. Fees paid in connection with the sale of the Notes were deferred and expensed over the life of the Notes. At January 28, 2012, deferred debt issuance costs for these notes were $16 million and have been included in Other assets on our Consolidated Balance Sheets.
The Notes are solely the obligation of TRU Propco I and its wholly-owned subsidiaries (the “Guarantors”) and are not guaranteed by the Parent Company or Toys-Delaware. The Notes are guaranteed by the Guarantors, jointly and severally, fully and unconditionally, and the indenture governing the Notes contain covenants, including, among other things, covenants that restrict the ability of TRU Propco I and the Guarantors to incur additional indebtedness, sell assets, enter into affiliate transactions, pay dividends or make other distributions, make other restricted payments and investments, create liens, and impose restrictions on the ability of the Guarantors to pay dividends or make other payments. The indenture governing the Notes also contains covenants that limit the ability of the Parent Company to cause or permit Toys-Delaware to incur indebtedness, pay dividends, make distributions or make other restricted payments and investments. These covenants are subject to a number of important qualifications and limitations. The Notes may be redeemed, in whole or in part, at any time prior to July 15, 2013 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The Notes will be redeemable, in whole or in part, at any time on or after July 15, 2013, at the specified redemption prices, plus accrued and unpaid interest, if any. In addition, TRU Propco I may redeem up to 35% of the Notes before July 15, 2012 with the net cash proceeds from certain equity offerings. Following specified kinds of changes of control with respect to the Parent Company or TRU Propco I, TRU Propco I will be required to offer to purchase the Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to but not including the purchase date. Interest on the Notes is payable in cash semi-annually in arrears through maturity on January 15 and July 15 of each year.
In accordance with the indenture governing the Notes, TRU Propco I commenced a tender offer on May 13, 2011 to purchase up to an aggregate principal amount of approximately $25 million of the Notes for cash. The tender offer expired on June 13, 2011, with no holders opting to tender at that time. Therefore, as permitted by the indenture, TRU Propco I made a cash distribution of approximately $25 million to the Parent Company on June 20, 2011.
8.50% Senior Secured Notes, due fiscal 2017 ($717 million at January 28, 2012)
On November 20, 2009, TRU Propco II, formerly known as Giraffe Properties, LLC, an indirect wholly-owned subsidiary, completed the offering of $725 million aggregate principal amount of senior secured 8.50% notes due 2017 (the “Propco II Notes”). The Propco II Notes were issued at a discount of $10 million which resulted in the receipt of proceeds of $715 million. Investment funds or accounts advised by affiliates of KKR owned less than 1% and 2% of the notes as of January 28, 2012 and January 29, 2011, respectively. The Propco II Notes are solely the obligation of TRU Propco II and are not guaranteed by Toys “R” Us, Inc. or Toys-Delaware or any of our other subsidiaries. The Propco II Notes are secured by the first priority security interests in all of the existing and future real estate properties of TRU Propco II and its interest in the master lease agreement between TRU Propco II as landlord and Toys-Delaware as tenant (the “TRU Propco II Master Lease”). Those real estate properties and interests in the TRU Propco II Master Lease are not available to satisfy or secure the obligations of the Company or its affiliates, other than the obligations of TRU Propco II under the Propco II Notes. Fees paid in connection with the sale of the Propco II Notes were deferred and expensed over the life of the Propco II Notes. At January 28, 2012, deferred debt issuance costs for these notes were $21 million and have been included in Other assets on our Consolidated Balance Sheets.
The indenture governing the Propco II Notes contains covenants, including, among other things, covenants that restrict the ability of TRU Propco II to incur additional indebtedness, sell assets, enter into affiliate transactions, pay dividends or make other distributions, make other restricted payments and investments, create liens, and impose restrictions on dividends or make other payments. The indenture governing the Propco II Notes also contains covenants that limit the ability of Toys “R” Us, Inc. to cause or permit Toys-Delaware to incur indebtedness, pay dividends, make distributions or make other restricted payments and investments. These covenants are subject to a number of important qualifications and limitations. The Propco II Notes may be redeemed, in whole or in part, at any time prior to December 1, 2013 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The Propco II Notes will be redeemable, in whole or in part, at any time on or after December 1, 2013, at the specified redemption prices, plus accrued and unpaid interest, if any. In addition, prior to December 1, 2013, during each twelve month period commencing December 1, 2009, TRU Propco II may redeem up to 10% of the aggregate principal amount of the Propco II Notes at a redemption price equal to 103% of the principal amount of the Propco II Notes plus accrued and unpaid interest to the date of redemption. TRU Propco II may also redeem up to 35% of the Propco II Notes prior to December 1, 2012, with the net cash proceeds from certain equity offerings, at a redemption price equal to 108.5% of the principal amount of the Propco II Notes plus accrued and unpaid interest to the date of redemption. Following specified kinds of changes of control with respect to Toys “R” Us, Inc. or TRU Propco II, TRU Propco II will be required to offer to purchase the Propco II Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any to, but not including, the purchase date. Interest on the Propco II Notes is payable in cash semi-annually in arrears through maturity on June 1 and December 1 of each year.
Incremental Secured Term Loan, due fiscal 2018 ($394 million at January 28, 2012)
On May 25, 2011, Toys-Delaware and certain of its subsidiaries entered into a Joinder Agreement (the “Joinder Agreement”) to the Secured Term Loan Facility. The Joinder Agreement added a new tranche of term loans in an aggregate principal amount of $400 million due fiscal 2018 (“Incremental Secured Term Loan”).
The Incremental Secured Term Loan was issued at a discount of $4 million which resulted in gross proceeds of $396 million. The gross proceeds were used to pay transaction fees of approximately $7 million, including fees payable to the Sponsors pursuant to their advisory agreement, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. Investment funds or accounts advised by KKR owned $41 million of the Incremental Secured Term Loan as of January 28, 2012. On June 24, 2011, the net proceeds from the Incremental Secured Term Loan along with borrowings from our ABL Facility were used to provide funds to redeem the outstanding principal amount of the 2011 Notes for a total redemption price, including interest and premiums, of approximately $519 million. The Incremental Secured Term Loan will mature on May 25, 2018, and bears interest at LIBOR (with a floor of 1.50%) plus 3.75%, which is subject to a step down of 0.25% based on total leverage. At January 28, 2012, deferred debt issuance costs for these notes were $6 million and have been included in Other assets on our Consolidated Balances Sheets.
The Incremental Secured Term Loan is governed by the Secured Term Loan Facility and has the same collateral covenants and restrictions as the Secured Term Loan Facility. Pursuant to the terms of the Joinder Agreement, Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($4 million per year) of the original principal amount of the loan. Toys-Delaware may optionally prepay the outstanding principal balance of the Incremental Secured Term Loan at any time. However, if Toys-Delaware prepays the outstanding principal balance of the Incremental Secured Term Loan on or prior to May 25, 2012, Toys-Delaware would pay a premium equal to 1% of the remaining balance.
7.375% Senior Notes, due fiscal 2018 ($404 million at January 28, 2012)
On September 22, 2003, Toys “R” Us, Inc. issued $400 million in notes bearing interest at a coupon rate of 7.375%, maturing on October 15, 2018. The notes were issued at a discount of $2 million which resulted in the receipt of proceeds of $398 million. Simultaneously with the sale of the notes, we entered into interest rate swap agreements. We subsequently terminated the swaps and received a payment of $10 million which is being amortized over the remaining term of the notes. Interest is payable semi-annually on April 15 and October 15 of each year. These notes carry a limitation on creating liens on domestic real property or improvements or the stock or indebtedness of domestic subsidiaries (subject to certain exceptions) that exceed the greater of 10% of the consolidated net tangible assets or 15% of the consolidated capitalization. The covenants also restrict sale and leaseback transactions (subject to certain exceptions) unless net proceeds are at least equal to the sum of all costs incurred in connection with the acquisition of the principal property and a lien would be permitted on such principal property. At January 28, 2012, deferred debt issuance costs for these notes were $2 million and have been included in Other assets on our Consolidated Balance Sheets.
8.750% Debentures, due fiscal 2021 ($22 million at January 28, 2012)
On August 29, 1991, Toys “R” Us, Inc. issued $200 million in debentures bearing interest at a coupon rate of 8.750% (the “Debentures”), maturing on September 1, 2021. Interest is payable semi-annually on March 1 and September 1 of each year. On November 2, 2006, Toys-Delaware commenced a cash tender offer for any and all of the outstanding Debentures (the “Tender Offer”) and a related consent solicitation to effect certain amendments to the Indenture, eliminating all of the restrictive covenants and certain events of default in the Indenture. On November 30, 2006, the Tender Offer expired, and on December 1, 2006, Toys-Delaware consummated the Tender Offer of $178 million (approximately 89.2%) of the outstanding Debentures in the Tender Offer using borrowings under the unsecured credit facility to purchase the tendered Debentures. At January 28, 2012, deferred debt issuance costs for these notes were nominal and have been included in Other assets on our

Consolidated Balance Sheets.

NOTE 3 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk from potential changes in interest rates and foreign currency exchange rates. We regularly evaluate our exposure and enter into derivative financial instruments to economically manage these risks. We record all derivatives as either assets or liabilities on the Consolidated Balance Sheets measured at estimated fair value and we do not offset assets and liabilities with the same counterparty. We recognize the changes in fair value as unrealized gains and losses. The recognition of these gains or losses depends on our intended use of the derivatives and the resulting designation. In certain defined conditions, we may designate a derivative as a hedge for a particular exposure.

Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, EURIBOR, GBP LIBOR and TIBOR rates. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of January 28, 2012, our interest rate contracts have various maturity dates through September 2016. A portion of our interest rate swaps and caps as of January 28, 2012 are designated as cash flow and fair value hedges in accordance with ASC Topic 815, "Derivatives and Hedging".
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive income (loss); the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for fiscals 2011, 2010 and 2009, respectively. Reclassifications from Accumulated other comprehensive income (loss) to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a nominal amount of net losses in fiscal 2012 to Interest expense from Accumulated other comprehensive income (loss).
The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the change in the fair value of the derivative and the underlying hedged item separately. For our derivative that is designated as a fair value hedge, we recorded approximately a $7 million net gain and $1 million net loss in earnings related to ineffectiveness for fiscal 2011 and 2010, respectively.
Certain of our agreements with credit-risk related contingent features contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At January 28, 2012 and January 29, 2011, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $8 million and $17 million, respectively. As of January 28, 2012 and January 29, 2011, respectively, we were not required to post collateral for any of these derivatives.

The following table presents our outstanding interest rate contracts as of January 28, 2012 and January 29, 2011:

			January 28, 2012	January 29, 2011
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount
Interest Rate Swaps
3 Month EURIBOR Float to Fixed Interest Rate Swap	February 2006	February 2013	$81	$84
3 Month EURIBOR Float to Fixed Interest Rate Swap	February 2006	February 2013	168	175
3 Month GBP LIBOR Float to Fixed Interest Rate Swap	February 2006	April 2013	92	94
3 Month GBP LIBOR Float to Fixed Interest Rate Swap (1)	April 2007	April 2013	3	3
3 Month USD LIBOR Fixed to Float Interest Rate Swap (1)	September 2010	September 2016	350	350
6 Month JPY TIBOR Float to Fixed Interest Rate Swap (1)	January 2011	January 2016	128	140
Interest Rate Caps
1 Month USD LIBOR Interest Rate Cap (1)	January 2011	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap	January 2011	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap (2)	January 2012	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap	January 2012	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap	January 2014	April 2015	311	311

(1)	As of January 28, 2012, these derivatives were designated for hedge accounting.

(2)	The Company de-designated a portion of this interest rate cap in fiscal 2010. As of January 28, 2012, 40% of the $500 million interest rate cap is designated as a cash flow hedge.
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
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At January 28, 2012 we did not have any derivative liabilities related to agreements that contain credit-risk related contingent features. At January 29, 2011 derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value $2 million. We are not required to post collateral for these contracts.
The following table presents our outstanding foreign exchange contracts as of January 28, 2012 and January 29, 2011:

			January 28, 2012	January 29, 2011
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount
Foreign-Exchange Forwards
Short-term cross-currency intercompany loans	Varies	Varies	$79	$120
Merchandise purchases	Varies	Varies	—	171

The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive income (loss) on our Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010:

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010
Derivatives designated as cash flow hedges:
Beginning balance	$—	$(15)	$(25)
Loss on the change in fair value recognized in Accumulated other comprehensive income (loss) - Interest Rate Contracts	(2)	(5)	(13)
(Loss) gain reclassified from Accumulated other comprehensive income (loss) - Interest Rate Contracts	—	20	23
	(2)	15	10
Ending balance	$(2)	$—	$(15)

The following table sets forth the impact of derivatives on Interest expense on our Consolidated Statements of Operations for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010:

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010
Derivatives not designated for hedge accounting:
Loss on the change in fair value - Interest Rate Contracts	$(1)	$(6)	$(3)
Loss on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	(4)	(10)	(28)
(Loss) gain on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	(3)	2	(24)
	(8)	(14)	(55)
Derivatives designated as cash flow hedges:
Loss reclassified from Accumulated other comprehensive income (loss) (effective portion) - Interest Rate Contracts	(1)	(31)	(36)
Gain amortized from terminated cash flow hedges - Interest Rate Contracts	1	1	1
	—	(30)	(35)
Derivative designated as a fair value hedge:
Amortization of swap basis adjustment - Interest Rate Contract	(1)	—	—
Gain (loss) on the change in fair value - Interest Rate Contract	23	(3)	—
(Loss) gain recognized in interest expense on hedged item	(16)	2	—
	6	(1)	—
Total Interest expense	$(2)	$(45)	$(90)

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

The following table contains the notional amounts and related fair values of our derivatives included within our Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011:

	January 28, 2012		January 29, 2011
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Other assets	$700	$—	$700	$2
Other non-current liabilities	131	(2)	143	(2)
Interest Rate Contract designated as a fair value hedge:
Other Assets	$350	$18	$—	$—
Other non-current liabilities	—	—	350	(5)
Interest Rate Contracts not designated for hedge accounting:
Other assets	$1,611	$—	$1,611	$4
Accrued expenses and other current liabilities	249	(4)	—	—
Other non-current liabilities	92	(3)	353	(10)
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$39	$—	$81	$—
Accrued expenses and other current liabilities	40	(1)	210	(2)
Total derivative contracts outstanding
Prepaid expenses and other current assets	$39	$—	$81	$—
Other assets	2,661	18	2,311	6
Total derivative assets(1)	$2,700	$18	$2,392	$6

Accrued expenses and other current liabilities	$289	$(5)	$210	$(2)
Other non-current liabilities	223	(5)	846	(17)
Total derivative liabilities(1)	$512	$(10)	$1,056	$(19)

(1)	Refer to Note 4 “FAIR VALUE MEASUREMENTS” for the fair value of our derivative instruments classified within the fair value hierarchy.

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
Currently, we use derivative financial arrangements to manage a variety of risk exposures, including interest rate risk associated with our Long-term debt and foreign currency risk relating to cross-currency intercompany lending and merchandise purchases. The valuation of our foreign currency contracts is determined using market-based foreign exchange rates, which are classified as Level 2 inputs.
The valuation of our interest rate contracts is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates and implied volatilities. We evaluate the inputs used to value our derivatives at the end of each reporting period.
For our interest rate contracts, we primarily use Level 2 inputs mentioned above to arrive at fair value. Additionally, for interest rate contracts we also incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements taking into account the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. These credit valuation adjustments fall within Level 3 of the fair value hierarchy and include estimates of current credit spreads to evaluate the likelihood of default. Based on the mixed input valuation we classify these derivatives based on the lowest level in the fair value hierarchy that is significant to the overall fair value of the instrument.

Any transfer into or out of a level of the fair value hierarchy is recognized based on the value of the instruments at the end of the reporting period. Changes in the fair value of our derivative financial instruments are recorded in Interest expense within the Consolidated Statements of Operations.
Cash Equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. Due to the nature and short maturity of these investments, their carrying amount approximates fair value. Therefore, we have determined that our cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy.
The table below presents our assets and liabilities measured at fair value on a recurring basis as of January 28, 2012 and January 29, 2011, aggregated by level in the fair value hierarchy within which those measurements fall.
Fiscal 2011

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$269	$—	$—	$269
Derivative financial instruments:
Interest rate contracts	—	18	—	18
Foreign exchange contracts	—	—	—	—
Total assets	$269	$18	$—	$287
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$2	$7	$9
Foreign exchange contracts	—	1	—	1
Total liabilities	$—	$3	$7	$10
Fiscal 2010

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$312	$—	$—	$312
Derivative financial instruments:
Interest rate contracts	—	6	—	6
Total assets	$312	$6	$—	$318
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$16	$17
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$3	$16	$19

The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy for the periods ended January 28, 2012 and January 29, 2011.

(In millions)	Level 3
Balance, January 29, 2011	$(16)
Unrealized gain (1)	27
Transfers out of Level 3 (3)	(18)

Balance, January 28, 2012	$(7)

(In millions)	Level 3
Balance, January 31, 2010	$(2)
Unrealized loss (1)	(6)
Purchases (2)	(5)
Transfers out of Level 3 (3)	(3)

Balance, January 29, 2011	$(16)

(1)
Changes in the fair value of our Level 3 derivative financial instruments have been recorded in Interest expense on our Consolidated Statements of Operations. The total amount of unrealized losses for the period included in Interest expense attributable to assets held at January 28, 2012 and January 29, 2011, were $27 million and $11 million, respectively.

(2)
On December 7, 2010, we entered into an interest rate swap to hedge our exposure to changes in fair value of the Toys-Delaware Secured Notes. The interest rate swap has a notional amount of $350 million and matures on September 1, 2016. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

(3)	Transferred from Level 3 to Level 2 as the Level 3 inputs were no longer considered significant to the fair value of these instruments.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of our assets and liabilities are measured at fair value on a nonrecurring basis. We evaluate the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The fair value measurements related to long-lived assets held and used and held for sale classified as Level 3 were determined using a discounted cash flow valuation method. For those assets classified as Level 2 a relative, market-based approach based on offers was utilized.
There have been no changes in valuation technique or related inputs for the fiscal years ended January 28, 2012 and January 29, 2011.
The table below presents our long-lived assets evaluated for impairment measured at fair value on a nonrecurring basis for the fiscal years ended January 28, 2012 and January 29, 2011, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at January 28, 2012 and January 29, 2011. As of January 28, 2012 and January 29, 2011, we did not have any long-lived assets classified as Level 1 within the fair value hierarchy.
Fiscal 2011

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses (1)
Long-lived assets held and used	$9	$2	$1	$6
Long-lived assets held for sale	—	—	—	—
Total	$9	$2	$1	$6

Fiscal 2010

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses (1)
Long-lived assets held and used	$13	$3	$2	$8
Long-lived assets held for sale	10	7	—	3
Total	$23	$10	$2	$11

(1)	Refer to Note 1 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

NOTE 5 — PROPERTY AND EQUIPMENT

($ In millions)	Useful life (in years)	January 28, 2012	January 29, 2011
Land		$747	$765
Buildings	45-50	2,079	2,120
Furniture and equipment	3-20	1,915	1,835
Leasehold improvements	10-25	2,662	2,485
Costs of computer software	5	182	170
Construction in progress		17	25
Leased equipment under capital lease	3-8	84	105
		7,686	7,505
Less: accumulated depreciation and amortization		3,628	3,430
		4,058	4,075
Less: net assets held for sale		6	14
Total		$4,052	$4,061
Assets held for sale
Assets held for sale represent assets owned by us that we have committed to sell in the near term. The following assets are classified as held for sale and are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets:

(In millions)	January 28, 2012	January 29, 2011
Land	$4	$9
Buildings	4	7
Leasehold improvements	1	2
	9	18
Less: accumulated depreciation and amortization	3	4
Net assets held for sale	$6	$14
Net gains on sales of properties
During fiscals 2011 and 2010, we sold idle properties for gross proceeds of $24 million and $26 million, respectively, which resulted in net gains of approximately $3 million and $10 million, respectively.
During fiscal 2009, we sold idle properties for gross proceeds of $19 million which resulted in net gains of approximately $6 million. The sales included an idle distribution center which resulted in gross proceeds of $14 million and a gain of $5 million.

NOTE 6 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
A summary of our Accounts payable, Accrued expenses and other current liabilities as of January 28, 2012 and January 29, 2011 is outlined in the table below:

(In millions)	January 28, 2012	January 29, 2011
Merchandise accounts payable (1)	$1,238	$1,349
Non-merchandise accounts payable (2)	209	211
Accounts payable	$1,447	$1,560
Gift card and certificate liability	$162	$158
Sales and use tax and value added tax payable	119	100
Accrued interest	53	74
Accrued property taxes	53	41
Accrued bonus	47	59
Other (3)	482	471
Accrued expenses and other current liabilities	$916	$903

(1)	Includes $81 million and $121 million of book overdraft cash as of January 28, 2012 and January 29, 2011, respectively.

(2)	Includes $105 million and $89 million of book overdraft cash as of January 28, 2012 and January 29, 2011, respectively.

(3)
Other includes, among other items, accrued payroll and other benefits, and other accruals. No individual amount included exceeds 5% of “Total current liabilities”. Additionally, includes $9 million of short-term borrowings as of January 28, 2012. Refer to Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

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

On May 26, 2011, the Company granted options under the 2010 Incentive Plan. The options were granted at an exercise price equal to the fair value of the shares on the date of the grant and follow a graded vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting ratably over the subsequent two years, subject to the participant's continued employment with the Company, and vest automatically upon a change of control of the Company. All options expire ten years from the date of the grant. Additionally, concurrent with the grant of options, additional awards were granted consisting of restricted stock and performance stock under the 2010 Incentive Plan, which were valued at a fair market value on the date of grant of $60.00 per share. The restricted stock awards follow the same graded vesting schedule as the options granted. The performance stock awards cliff vest 100% on the third anniversary of the awards if the performance criteria have been met. The performance metrics are based 50% on our consolidated Adjusted Compensation EBITDA performance results and 50% on our total return on invested capital (ROIC) results, each over a three year period.
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
On June 8, 2009, the Management Equity Plan was modified to eliminate the performance conditions of certain stock options and to reduce the required service period from eight years to five years. The modification changed all performance-based options into options similar to our service-based options.
The fair value analysis performed at the date of modification determined that the modification reduced the fair value of the options. Therefore, total stock compensation expense, which was calculated as of the original grant date, was not affected by the modification. Due to the elimination of the performance condition, the modification did result in extended derived service periods as compared to the original options. We are recording the remaining unrecognized compensation expense prospectively over the revised requisite service periods. This change had a nominal impact on stock compensation expense for fiscal 2009.
The service-based options generally follow a graded vesting schedule of 40% on the second anniversary of the award with the remaining portion vesting ratably over the subsequent three years, subject to the participant’s continued employment with the Company, and vest automatically upon a change of control of the Company. Prior to the modification, the performance-based options were scheduled to vest in the same manner as the service-based options but only if certain performance targets were achieved based on a specified internal rate of return realized by the Sponsors and the sale multiple realized by the Sponsors. The performance-based options vested on the eighth anniversary of the date of grant regardless of performance, subject to the participant’s continued employment with the Company. All options expire on the tenth anniversary of the date of the grant.
Commencing in February 2011, participants in the Management Equity Plan had the right to elect to be bound by the terms and conditions of Amendment No. 3 to the Management Equity Plan. This amendment, among other things, reduced the retirement age criteria, accelerates vesting of all options upon death, disability or retirement, made all participants eligible for put rights upon death, disability or retirement and made the non-competition period apply in the case of resignation for any reason and applies the non-competition period for the greater of one year and any severance period for termination without cause.

The Company accounted for the modification to the Management Equity Plan in accordance with ASC Topic 718, “Compensation – Stock Compensation.” Generally, options with put rights upon death, disability or retirement are classified as equity awards until such puttable conditions become probable (i.e. upon reaching retirement eligibility). For awards that were required to be liability classified as a result of the amendment, we recorded an incremental expense of approximately $1 million in fiscal 2011. These liability awards are remeasured at their fair market value as of each reporting period. Management has concluded that the modification did not have a material impact to compensation costs.
The Management Equity Plan permits the sale of non-transferable, restricted stock to certain employees at a purchase price equal to the fair value of the common stock, and also permits grants of restricted stock without consideration. During fiscal 2011, there was no purchase of restricted stock shares by officers or certain employees of the Company. During fiscals 2010 and 2009, 9,668 shares and 74,140 shares of restricted stock were purchased by officers and certain employees of the Company at a weighted-average price of $61.00 per share and $27.12 per share, respectively, which were the estimated fair values as of the respective dates of those purchases.

All outstanding options issued under the 2010 Incentive Plan and Management Equity Plan are scheduled to expire at dates ranging from April 1, 2013 to May 26, 2021. We expect to satisfy future option exercises by issuing shares held in treasury or authorized but unissued new shares.

Valuation Assumptions
The fair value of each option award modified or granted under the 2010 Incentive Plan and Management Equity Plan is estimated on the date of modification or grant using a lattice option-pricing model that uses the assumptions noted in the following table, along with the associated weighted-average fair values. We use historical data to estimate pre-vesting option forfeitures. To the extent actual results of forfeitures differ from the estimates, such amounts will be recorded as an adjustment in the period the estimates are revised. The expected volatilities are based on a combination of implied and historical volatilities of a peer group of companies, as the Company is a non-publicly traded company. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term represents the median time until exercise and is based on contractual terms of the awards, expectations of employee exercise behavior, and expectations of liquidity for the underlying shares. The expected dividend yield is based on an assumption that no dividends are expected to be approved in the near future. The following are the weighted-average assumptions used:

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Volatility	50.0%	50.0%	55.0%
Risk-free interest rate	3.1%	2.6%	3.5%
Expected term	5.1 years	5.1 years	5.1 years
Dividend Yield	—	—	—
Weighted-average grant-date fair value per option:
Service-based	$27.62	$28.77	$13.20

Service-Based Options
A summary of service-based option activity under the 2010 Incentive Plan and Management Equity Plan during fiscals 2011, 2010 and 2009 is presented below:

	Fiscal Years Ended
	January 28, 2012		January 29, 2011		January 30, 2010
	Shares	Weighted-average Exercise Price	Shares	Weighted-average Exercise Price	Shares	Weighted-average Exercise Price
Outstanding at beginning of fiscal year	3,389,768	$26.90	3,748,507	$26.29	1,496,958	$23.44
Granted	726,331	60.00	48,357	61.00	406,071	27.12
Exercised	(100,650)	25.12	(252,590)	22.79	(203,687)	26.67
Forfeited/Canceled	(119,673)	39.38	(154,506)	29.43	(159,864)	27.00
Conversion from Performance-Based	—	—	—	—	2,209,029	28.15
Outstanding at end of fiscal year	3,895,776	$32.73	3,389,768	$26.90	3,748,507	$26.29

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Vested or expected to vest at January 28, 2012	3,790,720	$31.98	5.1	$74.7
Exercisable at January 28, 2012	2,843,656	$25.99	4.0	$68.3
The aggregate intrinsic value of service-based options exercised was approximately $3 million, $9 million and less than $1 million in fiscals 2011, 2010 and 2009, respectively. The total fair value of service-based options vested was approximately $29 million, $24 million and $16 million in fiscals 2011, 2010 and 2009, respectively. We received $1 million, $5 million and $5 million from the exercise of service-based options in fiscals 2011, 2010 and 2009, respectively. We paid $2 million during fiscal 2011 to cash settle share-based liability awards. We paid $12 million and $6 million in fiscals 2010 and 2009, respectively, to repurchase shares from the exercise of service-based options. We paid less than $1 million, $2 million and $1 million in fiscals 2011, 2010 and 2009, respectively, to repurchase shares previously issued to employees. The tax benefits recognized as a result of the options exercised was $1 million, $3 million and less than $1 million in fiscals 2011, 2010 and 2009, respectively.

As of January 28, 2012, there was $13 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the 2010 Incentive Plan and Management Equity Plan. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Nonvested Restricted Shares and Restricted Units
A summary of nonvested restricted share and restricted unit activity under the 2010 Incentive Plan during fiscal 2011 is presented below:

	Fiscal Year Ended		Fiscal Year Ended
	January 28, 2012		January 28, 2012
	Common Shares	Weighted-average Grant-date Fair Value	Units	Weighted-average Grant-date Fair Value
Nonvested shares / Outstanding units at beginning of fiscal year	—	$—	—	$—
Granted	111,439	60.00	32,217	60.00
Shares vested / Units converted	(447)	60.00	—	—
Forfeited	(5,278)	60.00	(1,413)	60.00
Nonvested shares / Outstanding units at end of fiscal year	105,714	$60.00	30,804	$60.00

	Units	Weighted-average Remaining Contractual Term (Years)
Vested or expected to vest at January 28, 2012	25,393	9.3
Convertible at January 28, 2012	—	—

There were no restricted shares or units awarded during fiscals 2010 and 2009.

As of January 28, 2012, there was $5 million of total unrecognized compensation cost related to restricted share-based compensation arrangements under the 2010 Incentive Plan. This cost is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of restricted shares vested and the tax benefits recognized as a result of the vesting were nominal for fiscal 2011.

Performance-Based Shares and Units
A summary of performance-based share and unit activity under the 2010 Incentive Plan during fiscal 2011 is presented below:

	Fiscal Year Ended		Fiscal Year Ended
	January 28, 2012		January 28, 2012
	Common Shares	Weighted-average Grant-date Fair Value	Units	Weighted-average Grant-date Fair Value
Nonvested shares / Outstanding units at beginning of fiscal year	—	$—	—	$—
Granted	95,197	60.00	25,863	60.00
Shares vested / Units converted	—	—	—	—
Forfeited	(5,362)	60.00	—	—
Nonvested shares / Outstanding units at end of fiscal year	89,835	$60.00	25,863	$60.00

There were no performance-based shares or units awarded during fiscals 2010 and 2009.

The amount of stock-based compensation expense recognized in SG&A and the tax benefit recognized in Income tax (benefit) expense in fiscals 2011, 2010 and 2009 was as follows:

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010
SG&A	$10	$10	$4
Total recognized tax benefit	4	4	2

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME
Total comprehensive income is included in the Consolidated Statements of Stockholders’ Equity (Deficit). Accumulated other comprehensive income, net of tax, is reflected in the Consolidated Balance Sheets, as follows:

(In millions)	January 28, 2012	January 29, 2011
Foreign currency translation adjustments, net of tax	$28	$16
Unrealized loss on hedged transactions, net of tax	(2)	—
Unrealized actuarial losses, net of tax	(8)	(2)
Acquisition of Toys-Japan shares (1)	26	26
	$44	$40

(1)
Upon acquisition of the additional ownership interest of 9%, Noncontrolling interest decreased by $30 million at January 29, 2011. This balance represented the percentage of ownership purchased at historical cost. The difference between the fair value of the consideration paid and the carrying amount of the Noncontrolling interest acquired was recognized as a net increase in Stockholders’ Equity (Deficit). See Note 18 entitled “TOYS – JAPAN SHARE ACQUISITION” for further details.

NOTE 9 — LEASES
We lease a majority of the real estate used in our operations. Most leases require us to pay real estate taxes and other expenses and some leases require additional payments based on percentages of sales.
Minimum rental commitments under non-cancelable operating leases and capital leases as of January 28, 2012 are as follows:

	Operating Leases (1)			Capital Leases
(In millions)	Gross Minimum Rentals	Sublease Income	Net Minimum Rentals	Lease Obligation
2012	$654	$17	$637	$34
2013	610	16	594	32
2014	553	12	541	29
2015	487	9	478	26
2016	402	7	395	23
2017 and subsequent	1,696	20	1,676	105
Total	$4,402	$81	$4,321	$249

(1)
Excluded from the minimum rental commitments displayed above are approximately $2.1 billion related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which is predominantly related to fiscals 2017 and thereafter.

Total rent expense, net of sublease income, was $588 million, $570 million and $519 million in fiscals 2011, 2010 and 2009, respectively. Sublease income was $22 million, $22 million and $23 million in fiscals 2011, 2010 and 2009, respectively. We remain directly and primarily liable for lease payments to third party landlords for locations where we have subleased all or a portion of the locations to third parties. To the extent that sub-lessees fail to make sublease rental payments, our total net rent expense to the third party landlords would increase in direct proportion.
We recognize rent expense on a straight-line basis and record the difference between the recognized rent expense and amounts payable under the leases as deferred rent liability. Deferred rent liabilities are recorded in our Consolidated Balance Sheets in the total amount of $348 million and $321 million at January 28, 2012 and January 29, 2011, respectively, of which $10 million and $11 million are recorded in Accrued expenses and other current liabilities, respectively. Virtually all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, many leases include early termination options, which can be exercised under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.
Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments and included in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Contingent rent expense was $12 million, $12 million and $10 million for fiscals 2011, 2010 and 2009, respectively. Future payments for maintenance, insurance and taxes to which we are obligated are excluded from minimum lease payments. Tenant allowances received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent expense over the lease term.

NOTE 10 — INCOME TAXES
Earnings before income taxes are as follows:

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010
U.S.	$(3)	$(33)	$287
Foreign	153	165	57
Earnings before income taxes	$150	$132	$344

Income tax (benefit) expense is as follows:

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010
Current:
U.S. Federal	$—	$(95)	$22
Foreign	42	56	26
State	—	(14)	7
Total current income tax (benefit) expense	$42	$(53)	$55
Deferred:
U.S. Federal	$5	$48	$(46)
Foreign	(48)	(38)	44
State	—	8	(13)
Total deferred income tax (benefit) expense	$(43)	$18	$(15)
Total Income tax (benefit) expense	$(1)	$(35)	$40
Included within the total provision for income taxes are benefits of $4 million and $18 million related to interest and penalties in fiscals 2011 and 2010, respectively, and expense of $2 million related to interest and penalties in fiscal 2009. The interest and penalties relate to tax payments and refunds for prior period tax filings made or to be made, as well as amounts associated with increases and decreases to unrecognized tax benefits.
We have not provided deferred taxes on approximately $169 million of accumulated earnings of certain foreign subsidiaries as it is management’s intention to reinvest those earnings indefinitely. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The effective tax rate reconciliations are as follows:

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. Federal benefit	—%	(6.9)%	(0.5)%
Foreign operations (1)	(38.5)%	(28.8)%	(25.7)%
U.S. Federal valuation allowance	2.0%	2.8%	1.0%
Unrecognized tax benefits (2)	1.3%	(31.8)%	3.0%
Other	(0.5)%	3.2%	(1.2)%
Effective tax rate	(0.7)%	(26.5)%	11.6%

(1)
Foreign operations include the net impact of: differences between local statutory rates and the U.S. Federal statutory rate; the impact of changes to foreign valuation allowances; the net cost of foreign unrecognized tax benefits; the cost of repatriating foreign earnings, net of foreign tax credits; changes to our assertion regarding the permanent reinvestment of foreign earnings related to certain foreign entities; permanent items related to foreign operations; as well as changes in the tax status of foreign entities.

(2)
Unrecognized tax benefits include benefits related to the resolution of issues in connection with concluding tax examinations, receiving a favorable ruling from a taxing authority, making protective elections, as well as changes to and clarifications of tax rules and regulations. See “Unrecognized Tax Benefits” in this footnote.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

(In millions)	January 28, 2012	January 29, 2011
Deferred tax assets:
U.S. Federal tax credit and other carryforwards	$110	$93
State tax loss and other carryforwards	69	73
Foreign tax loss and other carryforwards	193	194
Straight line rent	133	133
Inventory	60	47
Insurance loss reserve	34	32
Restructuring charges	22	24
Other	113	116
Gross deferred tax assets before valuation allowance	734	712
Valuation allowance	(101)	(162)
Total deferred tax assets	$633	$550
Deferred tax liabilities:
Fixed assets	$(199)	$(204)
Undistributed earnings of foreign subsidiaries	(110)	(80)
Foreign currency translation	(23)	(21)
Other	(50)	(47)
Total deferred tax liabilities	$(382)	$(352)
Net deferred tax assets	$251	$198

The deferred tax assets and liabilities above are reflected in the Consolidated Balance Sheets as follows:

(In millions)	January 28, 2012	January 29, 2011
Current deferred tax assets	$128	$107
Current deferred tax liabilities (1)	(2)	(5)
Non-current deferred tax assets	279	215
Non-current deferred tax liabilities	(154)	(119)
	$251	$198

(1)	The current deferred tax liabilities are included as components of Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Our gross deferred tax assets above include an offset of $9 million and $21 million of unrecognized tax benefits related to tax loss carryforwards as of January 28, 2012 and January 29, 2011, respectively.
Carryforwards
In addition to the unused portion of losses and credits reported on tax returns, our carryforwards also include interest deductions that are being carried forward due to thin-capitalization and other tax limitations, as well as credits that will be realized in connection with the undistributed earnings of foreign subsidiaries on which we have provided taxes.
Of our $110 million of U.S. Federal tax credit and other carryforwards, less than $1 million will expire during the next 1 to 4 years, and the remainder may be carried forward indefinitely. Of our $69 million of state tax loss and other carryforwards, $3 million will expire during the next 5 years, $53 million will expire during the next 6 to 20 years, and $13 million may be carried forward indefinitely. Of our $193 million of foreign tax loss and other carryforwards, $1 million will expire during the next 1 to 4 years, $2 million will expire during the next 6 to 20 years, and $190 million may be carried forward indefinitely.
On July 21, 2005, the Company was acquired by the Sponsors. U.S. Federal and certain state and foreign taxing jurisdictions impose limitations on the amount of tax losses, credits and other carryforwards that can be used to offset current income and tax within any given year when there has been an ownership change. We have evaluated the impact of these limitations and have established a valuation allowance to reduce some of these deferred tax assets to the amount expected to be realized.
Valuation Allowance
Management has established a valuation allowance to offset some of our deferred tax assets as we believe it is more likely than not these assets will not be realized. During fiscal 2011, our valuation allowance decreased by $61 million. This includes a $3 million increase for U.S. Federal tax credit and other carryforwards, a $3 million decrease for State tax loss and other carryforwards, and a $61 million decrease for Foreign tax loss and other carryforwards. The $61 million decrease for Foreign tax loss and other carryforwards includes a $69 million reduction related to tax loss and other carryforwards for which it has become more likely than not that we will realize a benefit due to the improved operating performance of one of our foreign subsidiaries, partially offset by $8 million of increases related to other foreign subsidiaries.
Of our total valuation allowance of $101 million, there is $7 million related to the foreign valuation allowance which, if a benefit is subsequently recognized, will result in a reduction of another asset.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010
Beginning balance	$57	$158	$132
Additions for tax positions of the current year	6	11	26
Additions for tax positions of prior years	3	13	44
Reductions for tax positions of prior years (1)	(8)	(95)	(25)
Settlements	(11)	(30)	(21)
Currency translation adjustment	(2)	—	6
Lapse of statute of limitations	(3)	—	(4)
Ending balance	$42	$57	$158

(1)
Reductions for tax positions of prior years include amounts related to the resolution of issues in connection with concluding tax examinations, receiving favorable rulings from tax authorities, making protective elections, as well as changes to and clarifications of tax rules and regulations.

At January 28, 2012, $24 million of the $42 million of unrecognized tax benefits would affect our effective tax rate, if recognized, and the remaining $18 million would affect our deferred tax accounts. In addition, we had $5 million and less than $1 million accrued interest and penalties, respectively, at January 28, 2012. We had $6 million and $2 million of accrued interest and penalties, respectively, at January 29, 2011, and $26 million and less than $1 million of accrued interest and penalties, respectively, at January 30, 2010.

The Company and its subsidiaries are subject to taxation in the United States and various foreign jurisdictions. Of the major jurisdictions, we are subject to examination in: the United States for U.S. Federal purposes for fiscal 2006 and forward and for state purposes for fiscal 2002 and forward; Australia for fiscal 2009 and forward; Canada for fiscal 2003 and forward; France for fiscal 2008 and forward; Germany for fiscal 2005 and forward; Japan for fiscal 2005 and forward; Spain for fiscal 2004 and forward; and the U.K. for fiscal 2009 and forward. While it is often difficult to predict whether we will prevail, we believe that our tax liabilities for unrecognized tax benefits reflect the more likely than not outcome of known tax contingencies.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits of $47 million (inclusive of tax, interest and penalties) will decrease by as much as $16 million during the next twelve months due to the resolution of ongoing tax examinations and lapses of applicable statutes of limitations.

NOTE 11 — SEGMENTS
We generate sales, earnings and cash flows by retailing numerous product offerings worldwide. We operate all of the “R” Us branded retail stores in the United States and Puerto Rico and approximately 81% of the 777 “R” Us branded retail stores internationally (excluding temporary Express store locations). The balance of the “R” Us branded retail stores outside the United States are operated by licensees. Licensing fees did not have a material impact on our Net sales. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and toys.com, as well as other Internet sites we operate in our international markets.
Our business has two reportable segments: Toys “R” Us – Domestic (“Domestic”) and Toys “R” Us – International (“International”). The following is a brief description of our segments:

•
Domestic — Our Domestic segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 876 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales in fiscal 2011 were derived from traditional toy stores (including Babies “R” Us Express (“BRU Express”) and Juvenile Expansion formats), juvenile stores, side-by-side (“SBS”) stores, permanent Express stores (cumulative lease term of at least two years) and our flagship stores in New York City. Additionally, we generated Net sales through our temporary Express store locations.

•
International — Our International segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 626 owned and 151 licensed stores in 35 countries and jurisdictions and through the Internet. In addition to fees received from licensed stores, International Net sales in fiscal 2011 were derived from traditional toy stores (including BRU Express formats), SBS stores and juvenile stores. Additionally, we generated Net sales through our temporary Express store locations. Our operated stores are located in Australia, Austria, Canada, France, Germany, Japan, Poland, Portugal, Spain, Switzerland and the United Kingdom. Beginning in the fourth quarter of fiscal 2011, as a result of the acquisition of our interest in Labuan, we operate Toys “R” Us retail stores in Brunei, China, Hong Kong, Malaysia, Singapore, Taiwan and Thailand.
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
The following tables show our percentage of Net sales by product category:

	Fiscal Years Ended
Domestic:	January 28, 2012	January 29, 2011	January 30, 2010
Core Toy	15.9%	15.4%	14.8%
Entertainment	12.8%	14.0%	15.5%
Juvenile	36.6%	36.9%	37.2%
Learning	21.4%	20.3%	19.6%
Seasonal	11.9%	12.2%	11.7%
Other (1)	1.4%	1.2%	1.2%
Total	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	Fiscal Years Ended
International:	January 28, 2012	January 29, 2011	January 30, 2010
Core Toy	22.0%	21.3%	20.3%
Entertainment	11.9%	13.4%	15.6%
Juvenile	21.6%	21.7%	20.7%
Learning	27.8%	26.9%	27.0%
Seasonal	15.9%	15.9%	15.7%
Other (1)	0.8%	0.8%	0.7%
Total	100%	100%	100%

(1)	Consists primarily of licensing fees from unaffiliated third parties and other non-product related revenues.

A summary of financial results by reportable segment is as follows:

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010
Net sales
Domestic	$8,393	$8,621	$8,317
International	5,516	5,243	5,251
Total Net sales	$13,909	$13,864	$13,568
Operating earnings (loss)
Domestic (1)	$525	$579	$659
International (2)	377	367	341
Corporate and other (3)	(320)	(300)	(216)
Operating earnings	582	646	784
Interest expense	(442)	(521)	(447)
Interest income	10	7	7
Earnings before income taxes	$150	$132	$344

(1)
Includes impairment losses on long-lived assets of $5 million, $8 million and $6 million for fiscals 2011, 2010 and 2009, respectively. Also includes the impact of net gains on sales of properties of $3 million, $5 million and $6 million for fiscals 2011, 2010 and 2009, respectively. In addition, fiscal 2010 includes approximately $23 million in litigation settlement expenses for certain legal matters and a $16 million non-cash cumulative correction of prior period straight-line lease accounting. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” Note 5 entitled “PROPERTY AND EQUIPMENT” and Note 14 entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details.

(2)
Includes impairment losses on long-lived assets of less than $1 million, $3 million and $1 million for fiscals 2011, 2010 and 2009, respectively. Also includes the impact of net gains on sales of properties of $5 million for fiscal 2010. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 5 entitled “PROPERTY AND EQUIPMENT” for further details.

(3)
Includes gift card breakage income of $17 million, $18 million and $18 million for fiscals 2011, 2010 and 2009, respectively. In addition, fiscal 2009 includes a $51 million gain related to the litigation settlement with Amazon. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 14 entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details.

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

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010
Depreciation and amortization
Domestic	$232	$232	$220
International	127	115	122
Corporate	44	41	34
Total Depreciation and amortization	$403	$388	$376
Capital expenditures
Domestic	$241	$180	$121
International	100	105	50
Corporate	39	40	21
Total Capital expenditures	$380	$325	$192

(In millions)	January 28, 2012	January 29, 2011
Merchandise inventories
Domestic	$1,423	$1,383
International	809	721
Total Merchandise inventories	$2,232	$2,104
Total Assets
Domestic	$4,468	$4,454
International	2,782	2,592
Corporate and other (1)	1,592	1,786
Total Assets (2)	$8,842	$8,832

(1)	Includes cash and cash equivalents, deferred tax assets and other corporate assets.

(2)
We have adjusted our prior year presentation based on a revised allocation of certain assets to Corporate and other which resulted in an increase in Corporate and other of $212 million, a decrease in Domestic of $168 million and a decrease in International of $44 million for fiscal 2010.

Our Net sales and long-lived assets by country or region are as follows:

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010
Net sales
United States (1)	$8,393	$8,621	$8,317
Japan	1,988	1,866	1,791
Europe (2)	1,574	1,493	1,587
Canada	884	833	745
U.K.	758	792	891
Australia	245	243	223
China and Southeast Asia (3)	49	—	—
Other (4)	18	16	14
Total Net sales	$13,909	$13,864	$13,568

(1)	Includes our wholly-owned operations in Puerto Rico.

(2)	Includes our wholly-owned operations in Germany, Austria, Switzerland, France, Spain and Portugal. Beginning in fiscal 2011, also includes our wholly-owned operations in Poland.

(3)	Includes our majority-owned operations as of October 31, 2011. Refer to Note 17 entitled "ACQUISITIONS" for further details.

(4)	Represents licensing fees from unaffiliated third parties.

(In millions)	January 28, 2012	January 29, 2011
Long-lived assets
United States (1)	$2,806	$2,813
Japan	618	621
Europe (2)	427	440
U.K.	293	302
Canada	239	237
China and Southeast Asia	29	—
Australia	27	24
Total Long-lived assets	$4,439	$4,437

(1)	Includes our wholly-owned operations in Puerto Rico.

(2)	Includes our wholly-owned operations in Germany, Austria, Switzerland, France, Spain and Portugal. Beginning in fiscal 2011, also includes our wholly-owned operations in Poland.

NOTE 12 — DEFINED BENEFIT PENSION PLANS
We sponsor defined benefit pension plans covering certain international employees in the U.K., Japan, Germany and Austria, with such benefits accounted for on an accrual basis using actuarial assumptions. For our pension plans, we use a measurement date matching the end of our fiscal years.
The following tables provide information regarding our pension plans:
Obligation and Funded Status at End of Fiscal Year:

(In millions)	January 28, 2012	January 29, 2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$111	$108
Service cost	5	6
Interest cost	4	5
Employee contributions	1	1
Benefits, expenses paid	(2)	(2)
Actuarial loss	9	1
Amendment (1)	—	(11)
Curtailment (2)	(1)	—
Partial settlement (2)	(10)	—
Foreign currency impact	1	3
Projected benefit obligation at end of year	$118	$111

(1)
On April 1, 2010, we amended the U.K. defined benefit pension plan. Pursuant to the amendment, we capped our rate of compensation increase. The change in compensation increase assumption resulted in a reduction of the plan’s liability by $11 million in fiscal 2010.

(2)
Through fiscal 2010, Toys-Japan maintained a tax qualified pension plan ("TQPP") that covered all employees of Toys-Japan. Pursuant to amended Japanese laws, TQPP plans, such as the Toys-Japan pension plan had to be terminated or transferred to another defined benefit or defined contribution plan by March 31, 2012. In accordance with Japanese law, on February 1, 2011, Toys-Japan’s TQPP plan was terminated and replaced with a defined benefit and defined contribution plan in the ratio of 70% and 30%, respectively. This change resulted in a plan curtailment and settlement. The plan curtailment reduced the plan's liability by approximately $1 million. No curtailment gains were recognized as the reduction in liability was offset by unrecognized net actuarial losses. The partial settlement amount represents the transfer of 30% of the TQPP plan projected benefit obligation ("PBO") to a new defined contribution plan.

(In millions)	January 28, 2012	January 29, 2011
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$92	$75
Actual return on plan assets	4	7
Employer contributions	7	9
Employee contributions	1	1
Benefits, expenses paid	(2)	(2)
Partial settlement (1)	(10)	—
Foreign currency impact	1	2
Fair value of plan assets at end of year	$93	$92

(1)	The partial settlement amount represents the transfer of 30% of the TQPP plan assets to a new defined contribution plan.

(In millions)	January 28, 2012	January 29, 2011
Reconciliation of funded status to total amount recognized:
Funded status	$(25)	$(19)
Amounts recognized in Consolidated Balance Sheets:
Non-current liability	$(25)	$(19)
Amounts recognized in Accumulated other comprehensive income (loss):
Unrecognized net actuarial losses, net of tax	$8	$2
Included in the $8 million of unrecognized net actuarial losses, net of tax, in Accumulated other comprehensive income (loss) as of January 28, 2012, is an actuarial gain for defined benefit pension plans of approximately $1 million, which will begin to be amortized into net periodic benefit cost in fiscal 2012.
Information for Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets:

(In millions)	January 28, 2012	January 29, 2011
Projected benefit obligation	$118	$111
Accumulated benefit obligation	96	98
Fair value of plan assets	93	92

Components of Net Periodic Benefit Cost During Each Fiscal Year:

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010
Service cost	$5	$6	$6
Interest cost	4	5	4
Expected return on plan assets	(4)	(4)	(3)
Amortization of:
Recognized actuarial loss	—	1	1
Net periodic benefit cost	$5	$8	$8
Contributions
For fiscal 2012, we expect to contribute approximately $8 million to our pension plans.

Estimated Future Payments
Pension benefit payments, including amounts to be paid from our assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

(In millions)	Pension Benefits
2012	$2
2013	2
2014	2
2015	2
2016	2
2017 through 2021	10
Total	$20

Weighted-average Assumptions Used to Determine Net Periodic Benefit Costs at Fiscal Year End:

	January 28, 2012	January 29, 2011	January 30, 2010
Discount rate	4.4%	4.4%	4.4%
Long-term rate of return on plan assets	5.1%	4.7%	4.7%
Rate of compensation increase	2.8%	2.8%	4.0%
Weighted-average Assumptions Used to Determine Benefit Obligations at Fiscal Year End:

	Fiscal Years Ended
	January 28, 2012	January 29, 2011
Discount rate	4.0%	4.1%
Rate of compensation increase	2.8%	3.0%
Determination of Discount Rate
The discount rate used to determine benefit obligations for our pension plans has been developed based on the AA corporate bond yield curve, whose maturity is commensurate with the average remaining service period of existing employees.
Determination of Expected Return on Assets
The expected return on assets is the rate of return expected to be achieved on pension fund assets in the long term, net of investment expenses. More than 90% of the plan assets relate to the U.K. and Japan pension plans. The U.K. and Japan pension plans expected return on assets assumption for fiscal 2012 has been determined by considering the return on the actual asset classes held as of the measurement date and our expectations of future rates of return on each asset class. For the U.K. and Japan pension plans, we determine the expected rate of return by utilizing the current return available on stocks, and government and corporate bonds and applying suitable risk premiums that consider historical market returns and current market expectations. The estimate of the expected rate of return is based on a long term view and considers the impact of economic conditions in the evaluation of historical market returns.
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

The following represents our pension plan target asset allocations for fiscal 2012, as well as the actual asset allocations as of January 28, 2012 and January 29, 2011:

	2012 Target Allocation	January 28, 2012	January 29, 2011
Equity securities	52.4%	52.4%	46.0%
Debt securities	37.6%	37.5%	21.0%
Insurance contracts	8.3%	8.3%	7.0%
Cash and cash equivalents	1.7%	1.8%	26.0%
Total	100%	100%	100%
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
Fair value of plan assets
The following tables present our plan assets by fair value hierarchy in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures" as of January 28, 2012 and January 29, 2011. The fair value hierarchy is comprised of three levels based on the reliability of inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, while Level 3 includes the fair values estimated using significant non-observable inputs. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement of the instrument.

There have been no changes in valuation technique or related inputs for the fiscal years ended January 28, 2012 and January 29, 2011.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
(In millions)	(Level 1)	(Level 2)	Total
Equity Securities: (1)
Domestic	$—	$10	$10
International	—	36	36
Fixed Income: (2)
Domestic	—	3	3
International	—	34	34
Insurance Contracts (3)	—	8	8
Cash and cash equivalents (4)	2	—	2
Balance at January 28, 2012	$2	$91	$93

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
(In millions)	(Level 1)	(Level 2)	Total
Equity Securities: (1)
Domestic	$—	$1	$1
International	—	42	42
Fixed Income: (2)
Domestic	—	5	5
International	—	14	14
Insurance Contracts (3)	—	7	7
Cash and cash equivalents (4)	23	—	23
Balance at January 29, 2011	$23	$69	$92

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

(4)
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. Due to the nature and short maturity of these investments, their carrying amount approximates fair value. Therefore, we have determined that our cash and cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy.

NOTE 13 — OTHER EMPLOYEE RETIREMENT AND COMPENSATION BENEFITS
We offer other employee retirement and compensation benefits for eligible employees. The Supplemental Executive Retirement Plan (“SERP”) provides supplemental retirement benefits to certain executive officers in excess of the limitations that are imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended, on contributions to our TRU Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”). Participants are generally 100 percent vested in their SERP accounts after completing five years of employment with the Company. During fiscal 2011, we recorded SERP expenses of less than $1 million. For each of fiscals 2010 and 2009, we recorded SERP expenses of approximately $1 million. At both January 28, 2012 and January 29, 2011, the SERP liability was $4 million.
Included in our Savings Plan, we have a 401(k) salary deferral feature, company-matching contributions and a profit sharing component for eligible U.S.-based employees. Under the terms of the Savings Plan, annual employer profit sharing contributions are made at the discretion of the Board of Directors, subject to certain limitations. The Savings Plan may be terminated at our discretion. Employee eligibility for participation in the 401(k) savings account portion of the Savings Plan requires twelve months of service and completion of 1,000 hours. In addition, the Company makes a matching contribution in an amount equal to 100% of the first 4%, of the participant's contribution. We also have various defined contribution and other foreign government sponsored retirement plans for foreign employees, which are managed by each respective foreign location. Expenses related to the Savings Plan, other foreign defined contribution plans and other foreign government sponsored retirement plans were $26 million, $21 million and $19 million in fiscals 2011, 2010 and 2009, respectively. The Board of Directors did not elect to contribute to the profit sharing portion of the Savings Plan in fiscals 2011, 2010 and 2009.
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

NOTE 14 — LITIGATION AND LEGAL PROCEEDINGS
On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two Internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third Internet retailer filed a similar action and another consumer class action was commenced making similar allegations involving most of the same Defendants. In January 2011, the parties in the consumer class actions referenced above entered into a settlement agreement, which was approved by the District Court in a final order in December 2011. In January 2012, certain parties who objected to the District Court's final approval of the settlement filed Notices of Appeal with the Third Circuit Court of Appeals. As part of the settlement, in March 2011, the Company made a payment of approximately $17 million towards the overall settlement. In addition, in January 2011, the plaintiffs, the Company and certain other Defendants in the Internet retailer actions referenced above entered into a settlement agreement pursuant to which the Company made a payment of approximately $5 million towards the overall settlement. In addition, on or about November 23, 2010, the Company entered into a Stipulation with the Federal Trade Commission (“FTC”) ending the FTC’s investigation related to the Company’s compliance with a 1998 FTC Final Order and settling all claims in full. Pursuant to the settlement, in May 2011, the Company paid approximately $1 million as a civil penalty.
In December 2011, the Japan Fair Trade Commission (the "JFTC") issued a cease and desist order in connection with an investigation of Toys-Japan's potential violation of anti-monopoly laws and assessed a surcharge against Toys-Japan in the amount of approximately $5 million, which was recorded in SG&A. We are appealing this decision to the JFTC.
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

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are subject to various claims and contingencies related to lawsuits as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For claims and contingencies related to income taxes, see Note 10 entitled “INCOME TAXES.” Refer to Note 9 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of January 28, 2012.
As of January 28, 2012, we remain contingently liable for amounts due or amounts that may become due under certain real estate lease agreements that have been assigned to third parties. In the event of default by the assignees, we could be liable for payment obligations associated with these leases which have future lease related payments (not discounted to present value) of approximately $134 million through September 2032. The impact of these obligations is not material to our Consolidated Financial Statements.

NOTE 16 — RELATED PARTY TRANSACTIONS
The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009 (“Advisory Agreement”). The advisory fee paid to the Sponsors (the “Advisory Fees”) increases 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. We recorded management and advisory fees expense of approximately $20 million, $19 million and $15 million for fiscals 2011, 2010 and 2009, respectively. During fiscals 2011, 2010 and 2009, we also paid the Sponsors fees of less than $1 million, $1 million and less than $1 million, respectively, for out-of-pocket expenses.

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
From time to time, the Sponsors or their affiliates may acquire debt or debt securities issued by us or our subsidiaries in open market transactions or through loan syndications. During fiscals 2011, 2010 and 2009, affiliates of Vornado and investment funds or accounts advised by KKR, all of which are equity owners of the Company, held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $14 million, $15 million and $18 million in fiscals 2011, 2010 and 2009, respectively.
In connection with the issuance of the Incremental Secured Term Loan on May 25, 2011, we incurred approximately $4 million in Advisory Fees payable to the Sponsors pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned $41 million of the Incremental Secured Term Loan as of January 28, 2012.
In connection with the amendment and restatement of the secured revolving credit facility on August 10, 2010, we paid approximately $19 million in additional Transaction Fees to the Sponsors pursuant to the terms of the Advisory Agreement.
Additionally, in conjunction with the offering on August 24, 2010 of the Toys-Delaware Secured Notes and the amendment and restatement of the secured term loan originally due fiscal 2012, we repaid our outstanding loan balance of approximately $66 million and $8 million to KKR under the secured term loan and the unsecured credit facility, respectively, and we repaid our outstanding loan balance of approximately $27 million to Vornado under the unsecured credit facility. We also paid approximately $10 million in additional Advisory Fees to the Sponsors pursuant to the terms of the Advisory Agreement.
Investment funds or accounts advised by KKR purchased an aggregate of $5 million of the Toys-Delaware Secured Notes, all of which were subsequently sold after fiscal year ended January 29, 2011. In addition, investment funds or accounts advised by KKR owned 5% and 6% of the amended Secured Term Loan Facility as of January 28, 2012 and January 29, 2011, respectively. In connection with the TRU Propco II financing during fiscal 2009, we paid the Sponsors $7 million of Transaction Fees pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR, an indirect equity owner of the Company, owned less than 1% and 2% of the Propco II Notes as of January 28, 2012 and January 29, 2011, respectively. For further details, see Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”
Additionally, under lease agreements with affiliates of Vornado, we or our affiliates paid an aggregate amount of approximately $9 million, $9 million and $7 million in fiscals 2011, 2010 and 2009, respectively, with respect to approximately 0.9%, 1.2% and 1.1%, respectively, of our operated stores, which include Express stores. Of these amounts, $2 million, $2 million and $1 million, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado.
On March 15, 2012, we entered into an advisory contract with Neil Friedman, our former Executive Vice President - Toys “R” Us to provide advisory services, on a part time non-exclusive basis, for our new ventures and business alliances. The term of the agreement is from April 23, 2012 until January 31, 2013, with either party being able to terminate the agreement upon sixty (60) days notice. During the term of this agreement, Mr. Friedman will be paid a monthly fee of $30,000.

NOTE 17 — ACQUISITIONS
Fiscal 2011 Acquisition
As part of our global growth strategy, management looks for opportunities to strengthen our business in markets we currently participate in, as well as other countries worldwide. On October 31, 2011, the Company acquired a 70% ownership interest in Labuan from Li & Fung for a purchase price of approximately $79 million plus $8 million of contingent consideration. The terms of the agreement also provide us with the future option to acquire Li & Fung's 30% interest in the business and also provides Li & Fung the option to require us to buy their 30% interest in the business at the end of three years from the acquisition date.
As of October 31, 2011, Labuan operated 90 Toys “R” Us retail stores in Brunei, China, Hong Kong, Malaysia, Singapore, Taiwan and Thailand. In our store count, these stores are considered part of our operated locations upon acquisition. Additionally, Labuan has sublicensed to a third party the right to operate stores in the Philippines and Macau.
The results of operations of Labuan have been included in our Consolidated Financial Statements for the fiscal year ended January 28, 2012 from the date of acquisition. For the fiscal year ended January 28, 2012, Labuan had net earnings of approximately $4 million, of which net earnings attributable to Toys "R" Us, Inc. was approximately $2 million. This acquisition did not have a material impact on our Consolidated Financial Statements.
The acquisition of Labuan was accounted for under the acquisition method of accounting. As such, the cost to acquire Labuan was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. A preliminary allocation of the purchase price for our ownership interest in Labuan has been made to certain assets and liabilities of Labuan based on preliminary estimates. The Company is continuing to evaluate the estimated fair values of certain assets acquired and liabilities assumed. The Company is not aware of any information that indicates the final purchase price allocations will differ materially from preliminary estimates. For the fiscal year ended January 28, 2012, transaction costs for legal and advisory services of approximately $4 million were recorded in SG&A.
The following table summarizes our preliminary purchase price allocation of the cost to acquire Labuan:

(In millions)	Preliminary Fair Value as of October 31, 2011
Cash and cash equivalents	$12
Accounts and other receivables	5
Merchandise inventories	33
Property and equipment, net	13
Goodwill	62
Intangible assets	49
Deferred tax assets	2
Other assets	6
Total assets acquired	182

Current liabilities	62
Non-current liabilities	9
Total liabilities assumed	71
Noncontrolling interest	24
95

Net assets acquired	$87
Of the approximately $62 million allocated to goodwill, none will be deductible for tax purposes. All of the goodwill acquired in connection with the Labuan acquisition has been allocated to the Company's International segment.
Goodwill represents the excess of fair value of the acquiree over the recognized bases of net identifiable assets acquired and includes the future economic benefits from other assets that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Labuan acquisition includes: the expected synergies resulting from combining the resources of the acquired business with those of the Company; and the value associated with an established retail presence with the potential to further penetrate into emerging international markets.
In connection with the acquisition, the Company recorded $49 million of intangible assets related to a reacquired license right associated with a pre-existing license agreement between the Company and Li & Fung. The reacquired license right has a finite life and will be amortized over the remaining contractual term without consideration to any contractual renewals through 2019.

As a result of the acquisition, the Company recognized Noncontrolling interest in the amount of $24 million which was measured at fair value at the acquisition date. In accordance with the terms of the agreement, the Noncontrolling interest is redeemable for cash or common stock of the Company at the option of the holder. As such, the Noncontrolling interest has been recorded in temporary equity.
Supplemental pro forma combined financial information has not been presented as the impact of the Labuan acquisition is not material to the Company's Consolidated Financial Statements.
Fiscal 2009 Acquisitions
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

NOTE 18 — TOYS – JAPAN SHARE ACQUISITION
On September 24, 2009, TRU Japan Holdings 2, LLC (“Holdings 2”), a wholly owned subsidiary, announced an open tender offer to purchase the remaining outstanding shares of Toys – Japan from all non-affiliated public shareholders at ¥587 ($6.54 at November 11, 2009) per share. The tender offer closed on November 10, 2009, on which date Holdings 2 purchased 9,687,056 shares (approximately 28% of Toys – Japan) for approximately $66 million, including $2 million of transaction costs. As a result of this purchase, we owned 31,226,284 shares or approximately 91% of Toys – Japan at January 30, 2010.
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
At a special shareholders’ meeting of Toys – Japan on January 19, 2010, the shareholders approved (through various steps) an exchange of the remaining outstanding common stock of Toys – Japan (“Toys – Japan Common Stock”) for a new class of stock (“New Stock”) at an exchange ratio of 1 to 3,289,647. This exchange resulted in all noncontrolling public shareholders receiving a fractional share of New Stock. As Toys – Japan is not permitted to issue fractional shares, all shareholders entitled to fractional shares of New Stock are only entitled to cash in the amount of ¥587 for each share of Toys – Japan Common Stock held by such shareholder. The acquisition of the fractional shares was approved by the court on April 15, 2010, resulting in the purchase of approximately 9% of Toys – Japan and cash of approximately $21 million, of which $1 million is being held for payment to the fractional shareholders, as of January 28, 2012. Effective as of April 15, 2010, Toys “R” Us Japan Holdings, Inc., a wholly owned subsidiary, and Holdings 2 are the sole shareholders of Toys – Japan. Upon acquisition of the additional ownership interest, the remaining Noncontrolling interest of $30 million was eliminated, and the difference between the purchase price paid and the carrying value of the Noncontrolling interest acquired was recognized as a net increase in Toys “R” Us, Inc. stockholders’ equity, consisting of a $3 million increase in Additional paid-in capital and a $6 million reduction in Accumulated other comprehensive loss.

NOTE 19 — RECENT ACCOUNTING PRONOUNCEMENTS
In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 deferred certain aspects of ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than enhanced disclosures, the adoption of ASU 2011-12 is not expected to have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in this ASU require entities to disclose additional information about certain financial instruments and derivatives that are eligible for offset or subject to master netting arrangements. The objective of this ASU is to facilitate comparison between financial statements presented in accordance with accounting principles generally accepted in the United States ("GAAP") and financial statements presented in accordance with International Financial Reporting Standards (“IFRS”). The amendments in this ASU are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within that fiscal year. Other than enhanced disclosures, the adoption of ASU 2011-11 is not expected to have a material impact on our Consolidated Financial Statements.
In December 2011, the FASB issued ASU 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-10”). The purpose of this update is to resolve the diversity in practice about whether the guidance under ASC Subtopic 360-20, “Property, Plant, and Equipment - Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest in a subsidiary, as specified under ASC Subtopic 810-10, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”, that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. The new guidance is intended to emphasize that accounting for such transactions “is based on their substance rather than their form”, specifically that the parent should only deconsolidate the real estate subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. The standard takes effect for public companies during the annual and interim periods beginning on or after June 15, 2012. The adoption of ASU 2011-10 is not expected to have a material impact on our Consolidated Financial Statements.
In June 2011, the FASB issued ASU 2011-05. This ASU eliminates the current option to report other comprehensive income and its components in the Statement of Changes in Stockholder's Equity and provides entities with two presentation alternatives. An entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 is effective for public entities for fiscal years, and interim periods, within those years, beginning after December 15, 2011. Other than enhanced disclosures, the adoption of ASU 2011-05 is not expected to have a material impact on our Consolidated Financial Statements.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 is not expected to have a material impact on our Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS
The following tables set forth certain unaudited quarterly financial information:

	For the 13 Weeks Ended
(In millions, except share data)	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012 (1)
Fiscal 2011
Net sales	$2,636	$2,648	$2,700	$5,925
Gross margin	978	1,025	986	1,981
Selling, general and administrative expenses	897	885	973	1,274
Depreciation and amortization	98	102	99	104
Other income, net	(10)	(10)	(11)	(13)
Operating (loss) earnings	(7)	48	(75)	616
Net (loss) earnings (2)	(67)	(34)	(93)	345
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(67)	$(34)	$(93)	$343
(Loss) earnings per common share attributable to common shareholders (3):
Basic (Note 1)	$(1.37)	$(0.69)	$(1.90)	$6.94
Diluted (Note 1)	(1.37)	(0.69)	(1.90)	6.79
Weighted average shares used in computing per share amounts:
Basic (Note 1)	48,960,077	48,972,600	48,989,686	48,996,030
Diluted (Note 1)	48,960,077	48,972,600	48,989,686	50,060,038

	For the 13 Weeks Ended
(In millions, except share data)	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011 (1)
Fiscal 2010
Net sales	$2,608	$2,565	$2,719	$5,972
Gross margin	945	959	987	2,034
Selling, general and administrative expenses	858	855	957	1,272
Depreciation and amortization	94	98	93	103
Other income, net	(12)	(17)	(1)	(21)
Operating earnings (loss)	5	23	(62)	680
Net (loss) earnings (4)(5)	(56)	(14)	(93)	330
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(55)	$(14)	$(93)	$330
(Loss) earnings per common share attributable to common shareholders:
Basic (Note 1)	$(1.12)	$(0.29)	$(1.90)	$6.74
Diluted (Note 1)	(1.12)	(0.29)	(1.90)	6.58
Weighted average shares used in computing per share amounts:
Basic (Note 1)	48,951,836	48,926,355	48,928,139	48,957,929
Diluted (Note 1)	48,951,836	48,926,355	48,928,139	50,185,656

(1)
Our Domestic and International businesses are highly seasonal with sales and earnings highest in the fourth quarter. During fiscals 2011, 2010 and 2009 approximately 43%, respectively, of our total Net sales were generated in the fourth quarter. Our results of operations depend significantly upon the fourth quarter holiday selling season.

(2)
For the fourth quarter of fiscal 2011, our effective tax rate was impacted by a valuation allowance decrease of $69 million related to certain tax loss and other carryforwards as we believe that it is more likely than not that such carryforwards will be used.

(3)
For the fourth quarter of fiscal 2011, earnings per share was computed using Net earnings attributable to common shareholders of $340 million, which has been adjusted for the changes in the carrying amount of the redeemable Noncontrolling interest using the two-class method.  This application of the guidance did not have an impact on prior period earnings per share.  Refer to Note 1 to the Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

(4)	For the second quarter of fiscal 2010, our effective tax rate was impacted by tax benefits of $36 million resulting from changes to our liability for uncertain tax positions.

(5)
For the fourth quarter of fiscal 2010, our effective tax rate was impacted by a valuation allowance decrease of $53 million related to certain tax loss and other carryforwards as we believe that it is more likely than not that such carryforwards will be used.

PARENT COMPANY INFORMATION
Toys “R” Us, Inc.
Schedule I — Condensed Statements of Operations

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010
Revenues	$—	$—	$23
General and administrative expenses	24	20	32
Depreciation and amortization	5	6	14
Other income, net	—	(1)	(51)
Total operating expenses (income)	29	25	(5)
Other (expense) income:
Interest expense, net	(77)	(133)	(132)
Intercompany interest expense, net	(6)	(4)	(1)
Equity in pre-tax earnings of consolidated subsidiaries	260	295	457
Earnings before income taxes	148	133	352
Income tax (benefit) expense	(1)	(35)	40
Net earnings	$149	$168	$312

See accompanying notes to Condensed Financial Statements.

Toys “R” Us, Inc.
Schedule I — Condensed Balance Sheets

(In millions)	January 28, 2012	January 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$53	$226
Accounts and other receivables	1	—
Current deferred tax assets	8	—
Prepaid expenses and other current assets	6	5
Total current assets	68	231
Property and equipment, net	7	12
Investments in and advances to/from subsidiaries	1,291	1,519
Deferred tax assets	41	53
Other assets	72	48
	$1,479	$1,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses and other current liabilities	$76	$99
Income taxes payable	10	27
Current portion of long-term debt	—	503
Total current liabilities	86	629
Long-term debt	824	823
Liabilities for uncertain tax positions	6	3
Other non-current liabilities	60	65
Stockholders’ equity	503	343
	$1,479	$1,863
See accompanying notes to Condensed Financial Statements.

Toys “R” Us, Inc.
Schedule I — Condensed Statement of Cash Flows

		Fiscal Years Ended
(In millions)		January 28, 2012	January 29, 2011	January 30, 2010
Cash Flows from Operating Activities		$554	$11	$42
Cash Flows from Investing Activities:
Capital expenditures		—	—	(4)
Purchase of long-term investments		(26)	(9)	—
Investments in subsidiaries		(77)	(11)	(248)
Decrease (increase) in restricted cash		—	33	18
Intercompany loan repayment by subsidiaries		1,141	694	482
Loans to subsidiaries		(1,266)	(685)	(455)
Net cash (used in) provided by investing activities		(228)	22	(207)
Cash Flows from Financing Activities:
Long-term debt repayment		(500)	—	—
Borrowings from subsidiaries		—	—	150
Other		1	(3)	(1)
Net cash (used in) provided by financing activities	—	(499)	(3)	149
Cash and cash equivalents:
Net (decrease) increase during period		(173)	30	(16)
Cash and cash equivalents at beginning of period		226	196	212
Cash and cash equivalents at end of period		$53	$226	$196
Supplemental Disclosures of Cash Flow Information:
Income taxes (received) paid, net of refunds		$—	$—	$(1)
Interest paid		$99	$134	$136

See accompanying notes to Condensed Financial Statements.

Toys “R” Us, Inc.
Schedule I — Notes to Condensed Financial Statements
NOTE A — BASIS OF PRESENTATION
Toys “R” Us, Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business operations through its subsidiaries. As specified in certain of its subsidiaries’ debt agreements, there are restrictions on the Parent Company’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances (refer to Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT”). Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Toys “R” Us, Inc.’s audited Consolidated Financial Statements included elsewhere herein.
On January 28, 2010, our direct wholly-owned subsidiary, Toys “R” Us International LLC (“TRU-International”) was merged with and into Parent Company (the “Transaction”). In fiscal 2009, the historical financial positions and results of operations of Parent Company and TRU-International began being presented on a combined basis. In fiscal 2009, TRU-International provided certain information technology, accounting and operational support to our foreign subsidiaries for a service fee. For fiscal 2009, the service fees from the foreign subsidiaries were based on costs plus a premium and have been recorded in Revenues on an accrual basis. In fiscal 2010, Toys – Delaware began providing these services to our foreign subsidiaries.
In connection with the July 21, 2005 Merger and subsequent reorganization, the Parent Company borrowed $770 million and received a promissory note of $887 million (£509 million) as a dividend from its indirect wholly-owned subsidiary, Toys “R” Us (UK) Limited (“Toys Limited”). The outstanding net intercompany receivable balance from Toys Limited was $204 million and $209 million as of January 28, 2012 and January 29, 2011, respectively, and was included in Investments in and advances to/from subsidiaries. On January 25, 2012 the $770 million intercompany note payable to Toys Limited was amended to translate the outstanding principal and accrued interest on that date to pounds sterling.
Included in Investments in and advances to/from subsidiaries as of January 28, 2012 and January 29, 2011 are intercompany payables of $229 million and $397 million to Toys – Delaware. During fiscal 2011 we received a $63 million non-cash dividend from our subsidiary Toys “R” Us - Value, Inc. (“TRU-Value”) of its intercompany receivable due from Toys - Delaware. The intercompany receivable is netted against the intercompany payable balance due to Toys-Delaware. The intercompany payable balance reflects an outstanding short term loan of $124 million as of January 28, 2012. In addition, our intercompany payable balance with Toys – Delaware at January 28, 2012 and January 29, 2011 included $23 million and $21 million, respectively, of accrued interest related to Parent Company’s overall intercompany payable balance.
For fiscals 2011, 2010 and 2009, the income tax benefit of $1 million, $35 million and income tax expense of $40 million, respectively, in the attached Schedule I—Condensed Statements of Operations represents the Parent Company’s consolidated income tax (benefit) expense. Such amounts include income tax expense of $33 million, $65 million and $76 million, respectively, related to our subsidiaries, which have not been consolidated for this presentation. The Parent Company is responsible for cash income tax payments on the separate company income of such subsidiaries for United States Federal and certain state filings.
During fiscal 2011, we acquired from unaffiliated parties $36 million face value debt securities of Vanwall for approximately $26 million. During fiscal 2010, we acquired from an unaffiliated party $17 million face value debt securities of Vanwall for approximately $9 million. This debt matures on April 7, 2013. These debt securities are included in Other assets within the Condensed Balance Sheet of the Parent Company, classified as held-to-maturity debt and reported at amortized cost.

NOTE B — DEBT
A summary of the Parent Company’s Long-term debt as of January 28, 2012 and January 29, 2011 is outlined in the table below:

(In millions)	January 28, 2012	January 29, 2011
7.625% notes, due fiscal 2011 (1)	$—	$503
7.875% senior notes, due fiscal 2013	398	396
7.375% senior notes, due fiscal 2018	404	405
8.750% debentures, due fiscal 2021 (2)	22	22
	824	1,326
Less current portion (3)	—	503
Total Long-term debt	$824	$823

(1)
On June 24, 2011, the Parent Company received funds from Toys-Delaware from the net proceeds from the Incremental Secured Term Loan along with borrowings under the ABL Facility to redeem the outstanding principal amount of the 7.625% notes due fiscal 2011.

(2)	Represents obligations of Toys “R” Us, Inc. and Toys – Delaware.

(3)	Current portion of Long-term debt as of January 29, 2011 was comprised of $503 million of the 7.625% notes, which were redeemed on June 24, 2011.
The total fair values of the Parent Company’s Long-term debt, with carrying values of $824 million and $1,326 million at January 28, 2012 and January 29, 2011, were $789 million and $1,351 million, respectively. The fair values of the Parent Company’s Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.
The annual maturities of the Parent Company’s Long-term debt at January 28, 2012 are as follows:

(In millions)	Annual Maturities
2012	$—
2013	400
2014	—
2015	—
2016	—
2017 and subsequent	422
Total	$822
The Parent Company is a co-obligor of the outstanding debentures due fiscal 2021, as are shown in the Parent Company Condensed Balance Sheets for stand-alone reporting purposes. However, it is expected all future principal and interest payments will be funded through the operating cash flows of Toys – Delaware. For each of fiscals 2011, 2010 and 2009, Toys – Delaware recorded interest expense related to the outstanding debentures due fiscal 2021 of $2 million, which is reflected as part of Equity in pre-tax earnings of consolidated subsidiaries in the Parent Company Condensed Statements of Operations.
The Parent Company currently guarantees 80% of three Toys – Japan installment loans, totaling ¥1.2 billion ($16 million at January 28, 2012). These loans have annual interest rates of 2.6% — 2.8%. In addition, the Parent Company has an agreement with McDonald’s Japan, in which the Parent Company promises to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantee of the remaining 20% these loans. During fiscal 2011, the Parent Company provided guarantees related to the uncommitted credit lines of Labuan in an aggregate amount up to HK$220 million ($28 million at January 28, 2012) for future borrowings.
For a discussion of the debt obligations of the Parent Company and its subsidiaries, see Note 2 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”

NOTE C — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk from potential changes in interest rates and foreign currency exchange rates. We regularly evaluate our exposure and enter into derivative financial instruments to economically manage these risks. We record all derivatives as either assets or liabilities on the Parent Company Condensed Balance Sheets measured at estimated fair value and we do not offset assets and liabilities with the same counterparty. We recognize the changes in fair value as unrealized gains and losses. The recognition of these gains and losses depends on our intended use of the derivatives and the resulting designation. In certain defined conditions, a derivative may be specifically designated as a hedge for a particular exposure.

Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows attributable to the changes in LIBOR rates. Some of our interest rate contracts may contain credit-risk related contingent features and are subject to master netting arrangements. As of January 28, 2012, our interest rate contracts have various maturity dates through April 2015.
Certain of our agreements with credit-risk related contingent features contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At January 28, 2012 and January 29, 2011, we had no derivative liabilities related to agreements that contain credit-risk related contingent features. As of January 28, 2012 and January 29, 2011, we were not required to post collateral with any derivative counterparties.
The following table presents our outstanding derivative contracts as of January 28, 2012 and January 29, 2011:

			January 28, 2012	January 29, 2011
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount
Interest Rate Caps
1 Month USD LIBOR Interest Rate Cap (1)	January 2011	April 2015	$500	$500
1 Month USD LIBOR Interest Rate Cap (1)	January 2012	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap (1)	January 2014	April 2015	311	311

(1) These three interest rate caps are not designated as cash flow hedges in accordance with ASC 815.

Foreign Exchange Contracts
We occasionally enter into foreign currency forward contracts to economically hedge our short-term, cross-currency intercompany loans with our foreign subsidiaries. We enter into these contracts in order to reduce our exposure to the variability in expected cash outflows attributable to changes in foreign currency rates. These derivative contracts are not designated as hedges and are recorded on the Parent Company Condensed Balance Sheets at fair value with a gain or loss recorded on the Parent Company Condensed Statements of Operations in Interest expense, net. At January 28, 2012 and January 29, 2011, we had no outstanding foreign exchange contracts.
Our foreign exchange contracts typically mature within 12 months. Some of these contracts may contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At January 28, 2012 and January 29, 2011, we had no derivative liabilities related to agreements that contain credit-risk related contingent features. We are not required to post collateral for these contracts.

The following table sets forth the net impact of the effective portion of derivatives on Accumulated other comprehensive income (loss) for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010:

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010
Derivatives designated as cash flow hedges:
Beginning balance	$1	$(19)	$(29)
Loss on the change in fair value recognized in Accumulated other income (loss) - Interest Rate Contracts	—	—	(14)
Loss reclassified from Accumulated other comprehensive income (loss) - Interest Rate Contracts	—	20	24
	—	20	10
Ending balance	$1	$1	$(19)

The following table sets forth the impact of derivatives on Interest expense, net on the Parent Company Condensed Statements of Operations for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010:

	Fiscal Years Ended
(In millions)	January 28, 2012	January 29, 2011	January 30, 2010
Derivatives not designated for hedge accounting:
(Loss) gain on the change in fair value - Interest Rate Contracts	$(3)	$(5)	$2
Gain (loss) on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	2	1	(10)
	(1)	(4)	(8)
Derivatives designated as cash flow hedges:
Loss reclassified from Accumulated other comprehensive income (loss) (effective portion) - Interest Rate Contracts (2)	—	(31)	(36)
Total Interest expense, net	$(1)	$(35)	$(44)

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

(2)	Reclassifications from Accumulated other comprehensive income (loss) to Interest expense, net, primarily relate to the amortization of gains (losses) recorded on de-designated contracts.

The following table contains the notional amounts and fair values of Parent Company’s outstanding derivative contracts as of January 28, 2012 and January 29, 2011:

	January 28, 2012		January 29, 2011
	Notional	Fair Value Assets/	Notional	Fair Value Assets/
(In millions)	Amount	(Liabilities)	Amount	(Liabilities)
Interest Rate Contracts not designated for hedge accounting:
Other assets	$1,311	$—	$1,311	$3
Refer to Note 3 to our Consolidated Financial Statements entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details on derivative instruments.

NOTE D — LITIGATION AND LEGAL PROCEEDINGS
In fiscal 2009, Parent Company recognized a $51 million gain related to the litigation settlement with Amazon which was recorded in Other income, net. Additionally, Parent Company is party to other lawsuits. Refer to Note 14 entitled

“LITIGATION AND LEGAL PROCEEDINGS” for further information.

NOTE E — COMMITMENTS AND CONTINGENCIES
The Parent Company is a guarantor on certain leases entered into by its subsidiaries. For a discussion of the lease obligations of the Parent Company and its subsidiaries, see Note 9 to our Consolidated Financial Statements entitled “LEASES.”

NOTE F — DIVIDENDS AND CAPITAL CONTRIBUTIONS
The Parent Company received cash dividends from certain of its subsidiaries of $676 million, $180 million and $158 million during fiscals 2011, 2010 and 2009, respectively. The cash dividends received during fiscal 2011, included $519 million from our subsidiary Toys-Delaware for the repayment of the 7.625% notes due fiscal 2011 and $25 million from our subsidiary Toys "R" Us Property Company I, LLC in connection with the expired tender offer, as permitted by the indenture under the tender offer of the 10.75% senior unsecured notes due fiscal 2017. Additionally, Parent Company received cash distributions from its property subsidiaries during fiscals 2011, 2010 and 2009 of $4 million, $14 million and $7 million, respectively, which were recorded as returns of capital. During fiscal 2011, TRU-Value issued a $63 million non-cash dividend of a portion of its intercompany receivable due from Toys-Delaware to Parent Company.
During fiscal 2011, Parent Company made a capital contribution of $79 million to TRU Asia, Ltd., which it used to acquire a 70% interest in Labuan. Refer to Note 17 to our Consolidated Financial Statements entitled "ACQUISITIONS" for further details.
During fiscal 2010, Parent Company made a capital contribution of $21 million to TRU Japan Holdings 2, LLC (“Holdings 2”) which it used to purchase an additional 9% of Toys – Japan common stock (“Toys – Japan Common Stock”). Refer to Note 18 to our Consolidated Financial Statements entitled “TOYS – JAPAN SHARE ACQUISITION” for further details.
During fiscal 2009, Parent Company made the following capital contributions: $66 million to Holdings 2, which it used to purchase an additional 28% of Toys – Japan Common Stock. (Refer to Note 18 to our Consolidated Financial Statements entitled “TOYS – JAPAN SHARE ACQUISITION” for further details); $142 million to Toys “R” Us Property Company I, LLC, which it used to repay the outstanding loan balance under the unsecured credit agreement and related transaction costs; and $47 million to a wholly owned subsidiary, which it used to repay $200 million in secured real estate loans.

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
Based on this assessment, management concluded that, as of January 28, 2012, the Company’s internal control over financial reporting was effective.
As disclosed in this Annual Report on Form 10-K, on October 31, 2011, the Company acquired a 70% ownership interest in Toys (Labuan) Holding Limited (“Labuan”) from Li & Fung Retailing Limited. Management's assessment and conclusion on the effectiveness of internal control over financial reporting as of January 28, 2012, excluded the internal controls of Labuan; however, as of February 2, 2013, this assessment and conclusion will include the controls of Labuan.
Deloitte & Touche LLP, an independent registered public accounting firm which has audited and reported on the financial statements contained in this Annual Report on Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.
(c) Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Toys “R” Us, Inc.:
We have audited the internal control over financial reporting of Toys “R” Us, Inc. and subsidiaries (the “Company”) as of January 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Toys (Labuan) Holding Limited (“Labuan”), which was acquired on October 31, 2011 and whose financial statements constitute 2% of total assets, less than 1% of revenues, and 3% of net income of the consolidated financial statement amounts as of and for the year ended January 28, 2012. Accordingly, our audit did not include the internal control over financial reporting at Labuan.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2012 of the Company and our report dated March 21, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
New York, New York
March 21, 2012

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The following persons were members of our Board of Directors (the “Board”) as of February 25, 2012. Each elected director will hold office until a successor is duly elected and qualified or until his or her earlier death, resignation or removal from office by our stockholders.

Name	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships
Joshua Bekenstein	53
Mr. Bekenstein has been our director since September 2005. Mr. Bekenstein is a Managing Director of Bain Capital LLC (“Bain”). He has been with Bain since its founding in 1984. Mr. Bekenstein currently serves as a member of the Boards of Directors of Bombardier Recreational Products Inc., Waters Corporation, Dollarama Capital Corporation, Burlington Coat Factory, Michaels Stores, Inc., Bright Horizons Family Solutions and The Gymboree Corporation.

Michael M. Calbert	49
Mr. Calbert has been our director since July 2005. Mr. Calbert has been an executive of Kohlberg Kravis Roberts & Co. (“KKR”) since 2000. Mr. Calbert currently serves as a member of the Board of Directors of Dollar General, Inc.

Michael D. Fascitelli	55
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

Richard A. Goodman	63
Mr. Goodman has been our director since October 2011. Mr. Goodman served as an Executive Vice President of Global Operations at PepsiCo, Inc. from March 2010 until his retirement at the end of 2011. From October 2006 to March 2010, Mr. Goodman served as Chief Financial Officer of PepsiCo Inc. Prior to that, from 2003 to October 2006, Mr. Goodman served as Chief Financial Officer of PepsiCo International. He has been a Director of Johnson Controls Inc. since 2008 and of Western Union since January 2011.

Matthew S. Levin	45
Mr. Levin has been our director since July 2005. Mr. Levin has been a Managing Director at Bain since 2000. Mr. Levin also currently serves as a director of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Michaels Stores, Inc., Unisource Worldwide, Inc., Edcon Holdings Pty Ltd., Lilliput Kidswear Ltd. and Guitar Centers, Inc.

Wendy Silverstein	51
Ms. Silverstein has been our director since September 2005. Ms. Silverstein has been Executive Vice President and Co-Head of Acquisitions and Capital Markets of Vornado since November 2010. She served as Executive Vice President — Capital Markets of Vornado from 1998 to October 2010.

Nathaniel H. Taylor	35	Mr. Taylor has been our director since January 2011. Mr. Taylor has served as a director at KKR since December 2008. From November 2005 to December 2008, Mr. Taylor served as a Principal at KKR.
Michael Ward	48
Mr. Ward has been our director since September 2007. Mr. Ward is a Managing Director of Bain. He has been with Bain since 2002. Mr. Ward is a member of the Board of Directors of Sensata Technologies, Inc.

Gerald L. Storch	55
Mr. Storch has been our Chairman of the Board and Chief Executive Officer since February 2006. Mr. Storch was Vice Chairman of Target Corporation (“Target”) from 2001 to 2005 and held various other positions at Target from 1993 (then Dayton-Hudson) to 2001. Prior to joining Target, Mr. Storch was a Principal of McKinsey & Company where he served from 1982 to 1993. Mr. Storch is a member of the Board of Directors for Bristol-Myers Squibb.

In electing Mr. Storch to the Board, the Board considered his significant experience and expertise in the retail industry gained over his more than 20 years of experience working in the retail industry, including in his various roles at Target Corporation over a 12-year period where his responsibilities included overall strategy, supply chain, the Target.com business, technology services, financial services, guest relationship management and market research, the Six Sigma program, and mergers and acquisitions. In addition, the Board considered the intimate knowledge of the Company's business and operations Mr. Storch would bring to the Board as the Chief Executive Officer of the Company
Other than Mr. Storch and Mr. Goodman, each of the Directors was elected to the Board pursuant to a stockholders agreement dated July 21, 2005 by and among the Company, the Sponsors and a private investor (the “Stockholders’ Agreement”).

Pursuant to such agreement, Messrs. Bekenstein, Levin and Ward were appointed to the Board as a consequence of their respective relationships with Bain; Messrs. Calbert and Taylor were appointed to the Board as a consequence of their respective relationships with KKR; and Mr. Fascitelli and Ms. Silverstein were appointed to the Board as a consequence of their respective relationships with Vornado. Mr. Goodman was appointed to the Board based upon his significant business experience including his extensive knowledge of financial statements and reporting.

Executive Officers
The following persons were our Executive Officers as of February 25, 2012, having been elected to their respective offices by our Board of Directors:

Name	Age	Position with the Registrant
Gerald L. Storch(1)	55	Chairman of the Board; Chief Executive Officer
F. Clay Creasey, Jr.	63	Executive Vice President — Chief Financial Officer
Antonio Urcelay	59	President of Europe
Monika M. Merz	62	President — Toys “R” Us, Asia Pacific
Daniel Caspersen	59	Executive Vice President — Human Resources
David J. Schwartz	44	Executive Vice President — General Counsel & Corporate Secretary

(1)	See “Directors” above for Mr. Storch’s biography.
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
Mr. Urcelay has served as our President of Europe since July 2010. He served as President of Continental Europe (Germany, Switzerland, Austria, France, Spain and Portugal) from August 2004 to July 2010. From August 2003 through August 2004, Mr. Urcelay was President of Southern Europe (France, Spain and Portugal). Mr. Urcelay served as the Managing Director of Toys “R” Us Iberia, S.A. from October 1996 until August 2003.
Ms. Merz has served as President — Toys “R” Us, Asia Pacific since November 2011. She served as the President and Chief Executive Officer of Toys “R” Us – Japan Ltd. (“Toys Japan”) from November 2007 to November 2011. From January 2000 until November 2007, Ms. Merz served as the President of Toys “R” Us Canada, Ltd. (“Toys Canada”). Prior to that, from October 1996 until January 2000, Ms. Merz served as Vice President and General Merchandise Manager for Toys Canada.
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
Audit Committee
Our Board of Directors has a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Wendy Silverstein, Nathaniel H. Taylor and Richard A. Goodman. Our Board of Directors has determined that each member of the Audit Committee is financially literate and that Mr. Goodman is an “audit committee financial expert” within the meaning of the regulations adopted by the Securities and Exchange Commission. Other than Mr. Goodman, the Board has not determined any of our other Audit Committee members to be independent.

ITEM 11.	EXECUTIVE COMPENSATION

We refer to the persons included in the Summary Compensation Table below as our “named executive officers.” References to “2011,” “2010,” and “2009,” mean, respectively, our fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010.
COMPENSATION DISCUSSION AND ANALYSIS
The following Executive Compensation discussion and analysis discusses our compensation policies and decisions regarding our named executive officers and describes the material elements of compensation for our named executive officers. Our named executive officers are:

•	Chairman of the Board and Chief Executive Officer, Gerald L. Storch;

•	Executive Vice President — Chief Financial Officer, F. Clay Creasey, Jr.;

•	Former Executive Vice President — President, Toys “R” Us, Neil B. Friedman;

•	President —Toys “R” Us, Asia Pacific, Monika M. Merz; and

•	President of Europe, Antonio Urcelay.
Role of Our Board of Directors in Compensation Decisions
Our Board of Directors acting through the Executive Committee pursuant to delegated authority has historically been ultimately responsible for approving both our compensation program and the specific compensation paid to each of our named executive officers. The Executive Committee, which is currently comprised of one designee from each of the three Sponsors, has discharged this responsibility pursuant to a charter approved by the Board.
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
The following table sets forth the personal business goals of our named executive officers for fiscal 2011:

Name	Personal Business Goals

Mr. Storch
•     Drive “We Love Kids” customer-focused vision;

•     Continue building global collaboration, across countries and between head office functions;

•     Continue multichannel platform rollout; and

•     Continue focus on the prudent management of expenses and capital spending.

Mr. Creasey
•     Support the various international initiatives to minimize expense and maximize achievement of operational benefits;

•     Continue to develop and execute plans for addressing debt maturities; and

•     Support efforts to improve to increase private label penetration.

Mr. Friedman	• Sustain and nurture relationships with merchants to drive sales and optimize margins; • Drive private label and exclusive product penetration; and • Drive the “We Love Kids” customer focused vision.

Ms. Merz
•     Drive private label and exclusive product penetration;

•     Continue to grow the business via conversions, new stores and other related formats; and

•     Continue to increase the awareness of the loyalty program.

Mr. Urcelay	• Continue to develop and grow a strong management team across Continental Europe; • Explore potential business opportunities in Europe; and • Achieve profit targets with reduced expenses.
In fiscal 2011 and based upon performance during fiscal 2010, the following named executive officers received an increase in salary effective as of March 27, 2011: Mr. Storch received an increase in salary of $50,000 from $1,150,000 to $1,200,000, Mr. Creasey received an increase in salary of $20,000 from $545,000 to $565,000, Ms. Merz received an increase in salary of $25,245 from $555,390 to $580,635 (based on the average annual conversion rate in fiscal 2011 of 1 CDN = $1.0098), and Mr. Urcelay received an increase in salary of $48,633 from $694,750 to $743,383 (based on the average annual conversion rate in fiscal 2011 of 1 EURO = $1.3895). On November 6, 2011, Ms. Merz received an additional increase in salary of $50,490 from $580,635 to $631,125 due to her increased job responsibilities.
In March 2012, the Executive Committee increased the annual base salaries of our named executive officers based upon the criteria set forth above along with Mr. Storch’s review of the executive officers’ performance against each other executive officer’s personal goals and Mr. Storch’s self-evaluation of his performance against his personal goals. Accordingly, as a result of these increases, our named executive officers’ annual base salaries effective as of March 25, 2012 are: Mr. Storch—$1,230,000; Mr. Creasey—$580,000 and Mr. Urcelay—$764,225. Ms. Merz did not receive an increase in salary due to her salary adjustment on November 6, 2011. In addition, in March 2012, the personal business goals of our named executive officers for fiscal 2012 were approved by Mr. Storch and the Executive Committee. Consistent with prior years, these goals are based upon some or all of the five criteria described above. Mr. Friedman's employment with the Company terminated on February 24, 2012.
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
Under the Management Incentive Plan, each executive officer has an annual incentive target payout expressed as a percentage of his or her base salary. The target bonus payouts as a percentage of base salary for our named executive officers were established in their employment agreements and may be subsequently adjusted based upon performance and/or a promotion in responsibility. Our named executive officers’ 2011 annual incentive award target payouts, expressed as a percentage of base salary, are as follows: 200% for Mr. Storch; 110% for Messrs. Friedman and Urcelay and Ms. Merz; and 100% for Mr. Creasey. Ms. Merz's annual incentive award target increased from 100% to 110% on November 6, 2011 in connection with her increase in job responsibility.
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
The specific combination of Adjusted Compensation EBITDA measures that make up the Financial Component for a particular named executive officer relates to his or her primary job responsibilities. For example, the Financial Component for a corporate officer, including Messrs. Storch and Creasey, is generally based 50% on consolidated Adjusted Compensation EBITDA and 50% on Adjusted Compensation EBITDAs of the Domestic segment and International segment, weighted two-thirds for the Domestic segment and one-third for the International segment. The financial components of our other named executive officers is as follows: (i) Mr. Friedman, whose Financial Component in fiscal 2011 was based 25% on consolidated Adjusted Compensation EBITDA, 60% on Adjusted Compensation EBITDA of the Domestic segment and 15% on Adjusted Compensation EBITDA of the International segment, (ii) Mr. Urcelay, whose Financial Component in fiscal 2011 was based 25% on consolidated Adjusted Compensation EBITDA and 18.75% on the Adjusted Compensation EBITDA for each of the United Kingdom, Iberia, France and Central Europe and (iii) Ms. Merz, whose Financial Component in fiscal 2011 was based 100% on the Adjusted Compensation EBITDA for Japan. We believe that these Financial Component weightings motivate our executive officers to work to improve the Company with appropriate emphasis on business unit results as the executive’s job responsibilities merit.
The Executive Committee sets the threshold, target and maximum payout levels for the Financial Component of the Management Incentive Plan. Achievement at the respective levels would result in a payout at, above or below the target level (that is, 70% (the portion based on the Financial Component) of the executive officer’s annual incentive target payout in fiscal 2011). If the applicable Adjusted Compensation EBITDA performance is less than the minimum threshold of the particular Adjusted Compensation EBITDA target, no amount will be earned with respect to that portion of the Financial Component of the Management Incentive Plan. If Adjusted Compensation EBITDA performance is greater than 100% of any particular Adjusted Compensation EBITDA target, the executive officer’s total payout with respect to that portion of the Financial Component of the Management Incentive Plan will be greater than target (that is, 70% of his or her annual incentive target payout) and is capped at 300% of that portion of the Financial Component target (which means 210% of his or her annual incentive target payout). Straight interpolation determines the bonus payout for performance which falls between the threshold and target or between the target and maximum.
The Personal Component of the annual incentive under the Management Incentive Plan is based on each executive officer’s individual performance measured against his or her personal business goals (as further described in the “—Base Salary” section above), as assessed as part of the Company’s performance review process described under “—Base Salary” above. The Executive Committee sets the threshold and maximum payout levels for the Personal Component of the Management Incentive Plan. The Executive Committee typically first determines an average payout percentage of the Personal Component of the annual incentive target for all eligible employees at the Company (including our executive officers) and then determines the actual payout of the Personal Component portion of each executive officer’s annual incentive target, after considering the conclusions and recommendations provided by Mr. Storch with respect to executive officers other than himself. An executive officer’s payout with respect to the Personal Component of the Management Incentive Plan (that is, 30% of his or her annual incentive target payout) is capped at 200% (which means 60% of his or her annual incentive target payout). The Executive Committee also considers how the payouts to the executive officers will affect the payouts for all eligible employees because percentage payouts to employees (including our executive officers) must equal the average payout percentage determined by the Executive Committee.
Notwithstanding the formulas described above for the Management Incentive Plan, the Executive Committee has the discretion to adjust the Personal Component and/or Financial Component payouts for all participants (which includes our executive officers) of the Management Incentive Plan. For fiscal 2011, the Executive Committee set the Personal Component payout percentages based upon the respective performance rating that each executive officer received (that is, 150% for a superior rating, 100% for an above expectations rating, 50% for a meets expectations rating and 0% for a below expectations rating).
The Adjusted Compensation EBITDA targets for fiscal 2011 were: $1,174,900,000 for the Company as a whole; $892,700,000 for our Domestic segment; $521,700,000 for our International segment; $77,856,000 for the United Kingdom, $62,633,000 for Central Europe; $65,787,000 for France; $60,422,000 for Iberia and $133,579,000 for Japan (in each case using the budgeted conversion rate of 1 GBP = 1.586 USD, 1 EURO = 1.3611 USD and 1 JPY = 0.0122 USD).
In fiscal 2011, the actual consolidated Adjusted Compensation EBITDA results for the Company as a whole were equal to our Adjusted EBITDA. In fiscal 2011, the actual consolidated Adjusted Compensation EBITDA results were $760,697,000 for our Domestic segment; and $510,680,000 for our International segment. The following businesses of our International segment had the following Adjusted Compensation EBITDA results: $68,244,000 for the United Kingdom, $63,997,000 for Central Europe, $63,282,000 for France, $56,358,000 for Iberia and $136,366,000 for Japan. For more information on calculation of our Adjusted EBITDA, see Note 5 of Item 6. entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.
In addition, the Executive Committee approved the following percentage payouts with respect to the Personal Component for each of the named executive officers: 100% for Mr. Storch; 100% for Mr. Creasey; 150% for Ms. Merz and 150% for Mr. Urcelay. Mr. Friedman did not receive any payout as his employment terminated prior to the payout date.
The following table illustrates the calculation of each named executive officer’s annual incentive payouts for fiscal 2011 in light of the performance results and decisions discussed above.

Name	Total Target Payout	Financial Component of Target Payout	Actual Payout under the Financial Component	Personal Component of Target Payout	Actual Payout under the Personal Component	Total Actual Payout under the Management Incentive Plan for Fiscal 2011
Mr. Storch	$2,400,000	$1,680,000	$220,736	$720,000	$720,000	$940,736
Mr. Creasey	565,000	395,500	51,965	169,500	169,500	221,465
Mr. Friedman (1)	906,593	634,615	—	271,978	—	—
Ms. Merz	606,851	424,796	463,452	182,055	273,083	736,535
Mr. Urcelay	817,721	572,405	219,052	245,316	367,974	587,026

(1)	Mr. Friedman did not receive any payout as his employment terminated prior to the payout date.
The “Grants of Plan-Based Awards in Fiscal 2011” table below shows the threshold, target and maximum Management Incentive Plan awards that each of our named executive officers was eligible to receive in fiscal 2011. The actual payouts under the Management Incentive Plan awards actually earned by our named executive officers in fiscal 2011 are shown above and in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” below.

Long-Term Incentives
We believe that providing long-term incentives as a component of compensation helps us to attract and retain our executive officers. These incentives also align the financial rewards paid to our executive officers with the Company’s long-term performance, thereby encouraging our executive officers to focus on the Company’s long-term goals. Since the Merger, the Executive Committee has offered long-term incentives under the Management Equity Plan. Commencing in fiscal 2011 and on a going forward basis, we expect to issue future equity awards pursuant to the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”), as further described below. For a description of awards made in 2011 under the 2010 Incentive Plan, see “—The 2010 Incentive Plan” and “Grants of Plan-Based Awards in Fiscal 2011” table below.
Management Equity Plan
Under the Management Equity Plan, executive officers were eligible to purchase (or in some instances to receive without payment) restricted shares of our common stock, par value $.001 per share and to receive stock options to purchase such common stock. Under the plan, a total of 3,889,000 shares of common stock were reserved for issuance.
During fiscal 2011, no named executive officer was granted an equity award pursuant to the Management Equity Plan. For more information about the Management Equity Plan, see “Narrative Supplement to the Summary Compensation Table the Grants of Plan-Based Awards in Fiscal 2011 Table” below.
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
The 2010 Incentive Plan is an omnibus plan that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, performance awards, dividend equivalents and other stock or stock based awards. The 2010 Incentive Plan provides that the total number of shares of our common stock that may be issued under the 2010 Incentive Plan is 3,750,000 and the maximum number of such shares of our common stock for which incentive stock options may be granted is 500,000. Shares of common stock covered by awards that are terminated, canceled, forfeited or settled in cash, lapse without the payment of consideration, or are otherwise withheld, repurchased or not issued, may be granted again under the 2010 Incentive Plan. Generally, an unexercised or restricted award will not be transferable or assignable by a participant other than to the Company or an affiliate or by will or by the laws of descent and distribution.
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
Commencing in 2011 and on a going forward basis, we intend for our compensation strategy for our named executive officers to include grants under the 2010 Incentive Plan. It is anticipated that named executive officers will receive grants composed of both stock options (“Options”) and performance shares or units (“Performance Equity”).
On May 26, 2011, we made certain equity grants of Options and Performance Equity under the 2010 Incentive Plan to our executive officers, including our named executive officers, as set forth in the "Grants of Plan-Based Awards in Fiscal 2011" table. The named executive officers received two-thirds (2/3) of their grant in Options and one-third (1/3) of their grant in Performance Equity. This allocation was based on the aggregate grant date estimated fair value of the awards based on a formula that valued each option to purchase a share of common stock at one-third of the value of a share of common stock. The performance metrics for the vesting of Performance Equity is based fifty percent (50%) on our consolidated Adjusted Compensation EBITDA performance results and fifty percent (50%) on our total return on invested capital (ROIC) results, each over a cumulative three year period, which are performance metrics on which we plan to focus over the next several years. We currently believe that a three (3) year measurement period is in our best interests as it encourages the Company's performance over a longer time period while not being so long as to be too difficult to set realistic goals for our executive officers. We believe that achievement of these performance metrics will be difficult based upon fiscal 2011 results. The Options will vest based on continuous performance over a four year period. We currently believe that a four year vesting period is consistent with the peer group data and it provides us with the necessary retention incentive while at the same time providing our executive officers with the ability to vest in a portion of the Options during the four year vesting period, which we believe will properly motivate our executive officers.
For the Performance Equity, we must meet certain thresholds for the performance metrics discussed above, before any shares are earned. The percentage of target shares earned based on our achievement of such thresholds is as follows:

Minimum	25% of target shares earned
Target	100% of target shares earned
Maximum (or greater)	200% of target shares earned
The aggregate value of the Options and Performance Equity granted as a percentage of salary is based upon the awards issued by the peer group above. These equity grants fell between the 25th and 50th percentiles of our peer group based upon 2010 market data as regressed by Meridian to create a trend line that adjusts for company size.
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
Tax and Accounting Considerations
In making decisions about executive compensation, we take into account certain tax and accounting considerations. For example, we consider Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation and Section 280G of the Internal Revenue Code with regard to change-in-control provisions. In making decisions about executive compensation, we also consider how various elements of compensation will affect our financial reporting. For example, we consider the impact of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation” (“ASC 718”), which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.
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
Equity Grant Practices
Historically we generally only issued equity under the Management Equity Plan twice a year to eligible new hires and eligible promoted individuals, although we have issued equity at other times. Each grant date coincided with a re-valuation of the stock price. Eligible individuals were able to purchase common stock and/or be granted stock options during a limited investment window following the re-valuation of the stock price and the approval of the grant by the Executive Committee. The number of options granted to these individuals were generally determined by a fixed multiple of the amount of their investment in restricted stock divided by the stock price, although the Board has granted options to persons who did not invest in the common stock at that time. The multiple was based on the experience of the Sponsors in similar transactions. Commencing in fiscal 2011 and on a going forward basis, we expect to issue future equity awards pursuant to the 2010 Incentive Plan.
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
THE EXECUTIVE COMMITTEE
Michael M. Calbert
Michael D. Fascitelli
Matthew S. Levin

SUMMARY COMPENSATION TABLE
The following table summarizes the compensation awarded to, earned by or paid to the named executive officers for fiscals 2011, 2010 and 2009.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards (1)(2)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Gerald L. Storch, Chairman of the Board and Chief Executive Officer	2011	$1,192,308	$—	$1,500,000	$4,142,250	$940,736	$—	$125,355	(3)	$7,900,649
	2010	1,142,307	—	—	—	1,422,536	—	198,708		2,763,551
	2009	1,100,000	—	—	—	3,503,887	—	112,709		4,716,596

F. Clay Creasey, Jr., EVP - Chief Financial Officer	2011	561,923	—	266,640	736,409	221,465	—	62,779	(4)	1,849,216
	2010	540,384	—	—	—	321,677	—	72,886		934,947
	2009	515,000	—	—	—	820,228	—	62,081		1,397,309

Neil B. Friedman,(5)EVP - President, Toys “R” Us	2011	826,923	—	666,660	1,841,009	—	—	17,235	(6)	3,351,827

Monika M. Merz, (7)President - Toys “R” Us, Asia Pacific	2011	586,461	—	333,360	920,491	736,535	—	1,103,599	(8)	3,680,446
	2010	526,513	—	—	—	805,872	—	1,461,727		2,794,112

Antonio Urcelay, (9)President of Europe	2011	740,487	—	416,640	1,150,634	587,026	—	276,609	(10)	3,171,396
	2010	654,679	—	—	—	840,478	—	229,966		1,725,123
	2009	673,110	—	—	—	1,090,850	—	236,235		2,000,195

(1)
Assuming the maximum award is achieved, the value of the stock awards, using a $60.00 stock price (the fair value of our common stock on the date of grant), would be $3,000,000 for Mr. Storch, $533,280 for Mr. Creasey, $1,333,320 for Mr. Friedman, $666,720 for Ms. Merz and $833,280 for Mr. Urcelay.

(2)
These amounts represent the aggregate grant date fair value of equity awards granted in the specified fiscal year as calculated pursuant to ASC 718 (excluding estimates of forfeitures related to service-based and performance-based vesting conditions). For additional information about the valuation assumptions with respect to equity awards, refer to Note 7 of the financial statements included in this Annual Report on Form 10-K entitled “STOCK-BASED COMPENSATION.” See the “Outstanding Equity Awards at 2011 Fiscal Year-end” table below for the vesting terms and conditions of these awards.

(3)	Includes $94,640 of Company contribution to the SERP, $23,141 for a leased car, $6,500 for financial planning services, $696 for life insurance premiums and $378 for long-term disability premiums.

(4)
Includes $26,269 for a leased car, $25,482 of Company contribution to the SERP, $9,954 of Company matching contribution to the Savings Plan, $696 for life insurance premiums and $378 for long-term disability premiums.

(5)	Mr. Friedman joined the Company on April 4, 2011. His employment with the Company terminated effective February 24, 2012.

(6)	Includes $16,615 for a car allowance, $402 for life insurance premiums and $218 for long-term disability premiums.

(7)
Ms. Merz is compensated in Canadian Dollars. Her 2011 compensation has been converted to U.S. dollars using a rate equal to the average monthly rate for fiscal 2011 of 1.0000 CAD = 1.0098 USD. Her 2010 compensation has been converted to U.S. dollars using a rate equal to the average monthly rate for fiscal 2010 of 1.0000 CAD = 0.9726 USD. While she is on an ex-patriate assignment in Japan, certain benefits are paid for in Japanese Yen. All 2011 Japanese Yen amounts have been converted to U.S. Dollars using a rate equal to the average monthly rate for fiscal 2011 of

1.0000 JPY = 0.01262 USD. All 2010 Japanese Yen amounts have been converted to U.S. Dollars using a rate equal to the average monthly rate for fiscal 2010 of 1.0000 JPY = 0.0116 USD. Ms. Merz was not a named executive officer in fiscal 2009.

(8)
Includes $372,472 for host country income tax payments for local benefits, $253,993 for Japanese estimated national income tax for 2011, $211,422 for a Cost of Living Allowance (COLA), $166,332 for housing, $113,387 Company contributions to the Deferred Profit Sharing Plan, $42,091 for home leave for Ms. Merz and her spouse, $26,471 for furniture rental, $20,196 for a car allowance, $19,034 for premiums for ex-patriate health care coverage for Ms. Merz and her spouse, $9,590 for utilities, $6,537 for club fees for the American Club and $3,322 for Executive Wellness (benefit expenses not covered by the health plan), $3,173 for language lessons for Ms. Merz and her spouse, $1,515 for tax preparations and $145,936 for tax equalization.

(9)
Mr. Urcelay is compensated in Euros. His 2011 compensation has been converted to U.S. dollars using a rate equal to the average monthly rate for fiscal 2011 of 1.0000 Euros = 1.3895 USD. His fiscal 2010 compensation has been converted to U.S. dollars using a rate equal to the average monthly rate for fiscal 2010 of 1.0000 Euros = 1.3184 USD. His fiscal 2009 compensation has been converted to U.S. dollars using a rate equal to the average monthly rate for fiscal 2009 of 1.0000 Euros = 1.4025 USD.

(10)
Includes $199,121 for the purchase of annuity products under the MAPFRE Policies, $37,112 for a leased car, $25,757 for executive life insurance premiums, $13,777 for executive medical premiums and $842 for financial planning services.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2011

		Estimated Potential Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (4)(5)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards (#/sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold(2)	Target	Maximum(3)	Threshold (#)	Target (#)	Maximum (#)
Storch		$—	$2,400,000	$6,480,000				—
	5/26/2011				3,125	25,000	50,000				$1,500,000
	5/26/2011								150,000	$60.00	4,142,250
Creasey		—	565,000	1,525,500				—
	5/26/2011				556	4,444	8,888				266,640
	5/26/2011								26,667	60.00	736,409
Friedman(6)		—	906,593	2,447,802				—
	5/26/2011				1,389	11,111	22,222				666,660
	5/26/2011								66,667	60.00	1,841,009
Merz		—	606,851	1,638,498				—
	5/26/2011				695	5,556	11,112				333,360
	5/26/2011								33,333	60.00	920,491
Urcelay		—	817,721	2,207,846				—
	5/26/2011				868	6,944	13,888				416,640
	5/26/2011								41,667	60.00	1,150,634

(1)
These amounts reflect estimated possible payouts under our annual incentive awards granted for fiscal 2011. Our Executive Committee approved the threshold, target and maximum payment amounts for fiscal 2011 in June 2011. Each named executive officer’s target payout was the following percentage of his or her base salary: 200% for Mr. Storch, 110% for Mr. Urcelay and Mr. Friedman, and 100% for Mr. Creasey. Ms. Merz was 100% until November 5, 2011 and 110% from November 6, 2011 onward. The target payout is weighted 70% on the Financial Component and 30% on the Personal Component. For more information, see “—COMPENSATION DISCUSSION AND ANALYSIS — ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM — ANNUAL INCENTIVE AWARDS” section set forth above.

(2)
The Threshold amount shown is 0% of the Target amount, which is comprised of the Financial Component and the Personal Component. The Financial Component pays out beginning at just above 0% of the Target amount if the threshold payout level is met. If the Threshold payout level is not met, no Financial Component will be paid. If 80% of the Financial Component target is not met, the Personal Component will not be paid.

(3)
The maximum, which refers to the maximum payout possible under the Management Incentive Plan, for fiscal 2011 was 300% of the Financial Component target and 200% of the Personal Component target. For a further description of these awards, see “—COMPENSATION DISCUSSION AND ANALYSIS — ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM — ANNUAL INCENTIVE AWARDS” set forth above.

(4)
In accordance with the vesting provisions set forth below, 25% of the performance awards will vest if threshold achievement is met. If threshold achievement for only one performance metric is met, then the number of awards that will vest will be 25% of the 50% of the awards whose vesting is based on that metric. 100% of the performance awards will vest if target achievement is met and 200% of the performance awards will vest if maximum achievement (or above) is met.

(5)
These awards were granted under the 2010 Incentive Plan. The fair value of a share of common stock on the grant date was $60.00. See Item 7. “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CRITICAL ACCOUNTING POLICIES — STOCK-BASED COMPENSATION” for more information.

(6)	Mr. Friedman's employment with the Company terminated effective February 24, 2012, at which time all unvested awards and unpaid annual incentive awards were canceled.

Narrative Supplement to the Summary Compensation Table and the Grants of Plan-Based Awards in Fiscal 2011 Table:
Management Equity Plan
Under the Management Equity Plan, fully vested restricted shares of common stock could be purchased at a price equal to the fair market value of the common stock. These shares are “restricted” in that the common stock is subject to certain transfer restrictions, as well as, in some cases, a put right exercisable in certain circumstances by the holder and a call right exercisable by us (and, if not exercised by us, by the Sponsors). Each participant has the right to require us to repurchase all of his or her restricted shares or shares issued or issuable pursuant to stock options in the event of a termination of employment due to death or disability and under specific circumstances upon retirement. In addition, we have the right to repurchase all restricted shares or shares issued or issuable upon exercise of stock options from any participant who is no longer employed by us or any of our subsidiaries for any reason, at the fair market value thereof or, in certain cases, the lower of the fair market value and the original value. These put and call rights will expire upon the completion of an initial public offering of our equity securities or a change in control of the Company.
Stock options granted under the Management Equity Plan to our named executive officers vest over five years based on continued service. Generally, all stock options issued under the Management Equity Plan are personal to the participant and are not transferable, other than by will or pursuant to applicable laws of descent and distribution. Participants under the Management Equity Plan are generally subject to certain restrictive covenants, including confidentiality, non-competition and non-solicitation covenants, during their employment and for a specified period of time after termination of employment. For further information on the vesting of the stock options on a change in control of the company or other termination scenarios, see “Potential Payments Upon Termination or Change In Control — Management Equity Plan.”
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
The Board at any time may suspend or terminate the Management Equity Plan and make such additions or amendments as it deems advisable under the Management Equity Plan, provided that the Board may not change any terms of an award agreement in a manner adverse to a participant without the prior written approval of such participant. More detail about stock options held by our named executive officers (including the vesting provisions related to these grants) are shown in the tables that follow this discussion, including the “—Outstanding Equity Awards at 2011 Fiscal Year-End” table.
Our executive officers who were employed at the time of the Merger (including Ms. Merz and Mr. Urcelay) were offered the opportunity at that time to invest in the Company along with the Sponsors, by either making a cash investment to purchase restricted shares of common stock under the Management Equity Plan or rolling over previously existing options into the Management Equity Plan. Our executive officers who were hired after the Merger were provided the option of making a cash investment to purchase restricted shares of common stock. The equity ownership of our named executive officers is set forth in the Beneficial Ownership table in Item 12 “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS”.

2010 Incentive Plan
Under the 2010 Incentive Plan, shares of common stock covered by awards that are terminated, canceled, forfeited or settled in cash, lapse without the payment of consideration, or are otherwise withheld, repurchased or not issued, may be granted again under the 2010 Incentive Plan. Generally, an unexercised or restricted award will not be transferable or assignable by a participant other than to the Company or an affiliate or by will, estate planning or by the laws of descent and distribution. Recipients of specified awards under the 2010 Incentive Plan are also subject to the same restrictive covenants as those contained in the Management Equity Plan, as amended.
In the event of a corporate transaction, such as a stock dividend, stock split, spin-off, rights offering, reorganization, recapitalization, merger, or large nonrecurring cash dividend, the Board, in its discretion, will make changes to the 2010 Incentive Plan and awards, which may include adjusting the number and kind of shares subject to outstanding awards or adjusting the exercise price of outstanding awards, to prevent dilution or enlargement of the rights of participants immediately resulting from such corporate transaction.
The Board at any time may terminate the 2010 Incentive Plan and make such amendments as it deems advisable under the 2010 Incentive Plan, provided that certain amendments are subject to stockholder approval and the Board may not change any terms of an award agreement in a manner adverse to a participant without the prior written approval of such participant. More detail about stock options held by our named executive officers (including the vesting provisions related to these grants) are shown in the tables that follow this discussion, including the “—Outstanding Equity Awards at 2011 Fiscal Year-End” table.
The Performance Equity will vest based on the achievement of the performance metrics described above, if the executive officer continues to be employed by us on the third anniversary of the date of grant. We currently believe that a three (3) year measurement period is in our best interests as it encourages the Company's performance over a longer time period while not being so long as to be too difficult to set realistic goals for our executive officers. For further information on the thresholds and performance metrics for the Performance Equity, see “Compensation Discussion and Analysis - Long Term Incentives - The 2010 Incentive Plan”.
The Options will vest 50% on the second anniversary of the grant, another 25% on the third anniversary of the grant, and the final 25% on the fourth anniversary of the grant. We currently believe that a four year vesting period is consistent with the peer group data and it provides us with the necessary retention incentive while at the same time providing our executive officers with the ability to vest in a portion of the Options during the four year vesting period, which we believe will properly motivate our executive officers. For further information on the vesting of the Performance Equity and the Options on a change in control of the Company or other termination scenarios, see “Potential Payments Upon Termination or Change in Control — 2010 Incentive Plan.”

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
Storch	2/7/2006 (1)	747,664	—		—	$26.75	2/7/2016	—	—	—	—
	5/26/2011 (2)	—	150,000		—	60.00	5/26/2021	—	—	3,125	$156,250
Creasey	8/6/2007 (1)	98,273	24,568		—	32.00	8/6/2017	—	—	—	—
	5/26/2011 (2)	—	26,667		—	60.00	5/26/2021	—	—	556	27,800
Friedman(5)	5/26/2011 (2)	—	66,667		—	60.00	5/26/2021	—	—	1,389	69,450
Merz	7/21/2005 (1)	50,466	—		—	26.75	7/21/2015	—	—	—	—
	4/1/2003 (3)	8,000	—		—	8.25	4/1/2013	—	—	—	—
	4/1/2004 (3)	4,000	—		—	16.74	4/1/2014	—	—	—	—
	5/26/2011 (2)		33,333	(6)	—	60.00	5/26/2021	—	—	695	34,750
Urcelay	7/21/2005 (1)	122,841	—		—	26.75	7/21/2015	—	—	—	—
	4/1/2003 (3)	25,000	—		—	8.25	4/1/2013	—	—	—	—
	5/26/2011 (2)	—	41,667		—	60.00	5/26/2021	—	—	868	43,400

(1)
These options time vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date. The vesting of these options may accelerate under certain circumstances as further described in “—POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL”.

(2)
These options vest 50% on the second anniversary of the grant date, 25% on the third anniversary of the grant date and 25% on the fourth anniversary of the grant date. These performance shares and units vest in accordance with the vesting provisions as discussed above in the Narrative Supplement to the Summary Compensation Table and the Grants of Plan-Based Awards in Fiscal 2011 Table.

(3)
In connection with the Merger, holders of vested stock options (“Pre-Merger Options”) to purchase equity in the Company were permitted to exchange these Pre-Merger Options for a like value of fully vested stock options (“Rollover Options”) to purchase shares of common stock under the Management Equity Plan. The stock options listed in these rows are Rollover Options, which are fully vested.

(4)
In calculating the amount set forth in the table, we utilized a per share value of $50.00, which was the fair value of our shares of common stock as of August 15, 2011. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(5)	Mr. Friedman's employment with the Company terminated effective February 24, 2012. Therefore, he forfeited these awards.

(6)
The stock options granted to Ms. Merz on May 26, 2011 will become exercisable upon retirement as she meets the age and service criteria for retirement (i.e., voluntary termination of employment after attaining age 60 with at least ten (10) years of continuous service with the Company).

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2011

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercises	Value Realized on Exercises	Number of Shares Acquired on Vesting	Value Realized on Vesting
Storch	—	$—	—	$—
Creasey	—	—	—	—
Friedman	—	—	—	—
Merz	—	—	—	—
Urcelay	—	—	—	—

None of our Named Executives exercised any stock options or had any shares vest during fiscal 2011.
NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2011

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)(2)	Aggregate Earnings at Last FY (3)	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE (4)
Storch	$—	$94,640	$13,075	$—	$815,061
Creasey	—	25,482	(1,197)	—	193,176
Friedman	—	—	—	—	—
Merz (5)	—	101,789	—	101,789	—
Urcelay (6)	—	199,121	43,498	—	927,092

(1)
We make an annual contribution to the SERP for each U.S. executive officer who is employed on the last day of the SERP plan year. The amount of the contribution is equal to 4% of that portion of the executive officer’s “total compensation” in excess of the dollar limits under Internal Revenue Code Section 401(a)(17). Generally, total compensation means compensation as reported on Form W-2 with the Internal Revenue Service or such other definition as is utilized under the Savings Plan. However, total compensation includes amounts paid pursuant to our Management Incentive Plan but does not include sign-on bonuses, retention bonuses, project completion bonuses or other types of success bonuses. The Executive Committee may at its discretion also credit additional notional contributions if the Company had an exceptional year. The SERP has a one year of service eligibility requirement, and therefore Mr. Friedman was not eligible for a SERP contribution in 2011.

(2)	All contributions that we made for each executive officer during fiscal 2011 were included in the “All Other Compensation” column of the Summary Compensation Table above.

(3)
Earnings on nonqualified deferred compensation were not required to be reported in the Summary Compensation Table. Each U.S. executive’s SERP account is credited or debited with “Declared Interest,” which is based upon hypothetical investments selected by the executive officer pursuant to procedures established by the administrative committee that administers the SERP. The Administrator of the SERP determines the number of investment options available under the SERP and such investment options are comprised of a subset of the investment options available under the Savings Plan. Participants in the SERP have the right to change their hypothetical investment selections on a daily basis. The contributions made by the Company vest five years after the executive officer’s first day of employment with the Company. All SERP distributions are paid in lump sums upon termination of the participant’s employment with the Company.

(4)
Of the aggregate balance amount set forth in this column, $674,917 and $160,456 were previously reported in the Summary Compensation table for Messrs. Storch and Creasey, respectively, for prior fiscal years. $526,143 was previously reported in the Summary Compensation Table for contributions to the Spain Savings Plan and the MAPFRE policies for Mr. Urcelay for prior fiscal years.

(5)
Pursuant to the terms of her employment, Ms. Merz is entitled to receive from the Company a contribution amount equal to 8% of her pay, which was equal to $113,387 for fiscal 2011. Under Canadian law, the Company can only contribute $11,598 to the Deferred Profit Sharing Plan. The balance of the Company contribution, $101,789, is paid to Ms. Merz in a lump sum cash payment.

(6)	These amounts reflect the annuity products purchased for the benefit of Mr. Urcelay under the MAPFRE Polices.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Employment Agreements
We maintain employment agreements with each of our named executive officers. These agreements provide certain benefits upon termination of employment or change of control and certain restrictive covenants, as described below. Mr. Friedman's employment with the Company terminated effective February 24, 2012.
For Messrs. Storch and Creasey:
Termination for Cause, Resignation Without Good Reason. If one of the above named executives’ employment is terminated for cause or he resigns without good reason (as such terms are defined in each of their employment agreements), the executive will receive:

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

•
an amount equal to two times the sum of (x) his then-current base salary and (y) his target annual bonus amount payable in twenty four (24) monthly installments, except such amount will be payable in a lump sum if the executive's termination of employment occurs six months prior to or two years after a change in control (as defined in the 2010 Incentive Plan); and

•
continuation of medical, dental and life insurance benefits, with the executive paying a portion of such costs as if his employment had not terminated, until the earlier to occur of (i) the end of the twenty four (24) month period commencing on the date of termination of employment (the “Severance Period”) or (ii) the date on which the executive commences to be eligible for coverage under substantially comparable medical, dental and life insurance benefit plans from any subsequent employer.

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
For Ms. Merz:
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
Termination Without Cause or Resignation for Good Reason. If Ms. Merz’s employment is terminated without cause or she resigns for good reason, she will receive:

•	any base salary earned, but unpaid as of the date of her termination;

•	any employee benefits that she may be entitled to under the Company's employee benefit plans;

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of her termination;

•	a pro-rata portion of her annual incentive award earned through the date of termination, based on the Company's actual results as opposed to her target annual incentive award; and

•
an amount equal to the sum of (x) one times the actual annual incentive award she received for the fiscal year immediately preceding the year of the termination of her employment, plus (y) the product of two times her current base salary for the fiscal year in which her employment was terminated, payable in equal installments for 24 months in accordance with normal payroll periods.

Termination due to Reassignment of Position. If Ms. Merz is reassigned to a new position, which is an Equivalent Position (as defined in her employment agreement) and she rejects or refuses the assignment for the Equivalent Position, she will receive:

•	any base salary earned, but unpaid as of the date of her termination;

•	any employee benefits that she may be entitled to under the Company's employee benefit plans;

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of her termination; and

•	a pro-rata portion of her annual incentive award earned through the date of termination, based on the Company's actual results as opposed to her target annual incentive award.
Expiration of Employment Term. Upon expiration of the employment agreement, she will receive:

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of her termination; and

•	a pro-rata portion of her annual incentive award earned through the date of termination, based on the Company’s actual results as opposed to her target annual incentive award.
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

Upon the expiration of the termination of her employment agreement (except by the Company for Cause or by Ms. Merz without Good Reason), we will pay the reasonably necessary shipping and travel costs to relocate Ms. Merz and her spouse from Japan to her residence in Canada.
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

•
any stock options and restricted stock will continue vesting for ninety days after the date of termination, subject to the vesting provision of the Management Equity Plan, but once the ninety day period has elapsed any unvested stock options will be automatically canceled;

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

For Mr. Friedman:
Prior to Mr. Friedman's termination on February 24, 2012, we maintained an employment agreement with him with similar terms and restrictive covenants to the agreements described above for Messrs. Storch and Creasey. The termination of his employment with us was treated as a termination without good reason pursuant to his employment agreement. In addition, the Company entered into an advisory agreement with Mr. Friedman as further described in Item 13 “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE”.
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
The portion of an executive officer’s stock options that have fully vested as of such executive officer’s Termination Date shall expire (i) 30 days after such executive officer’s Termination Date if the executive officer is terminated without Cause (as defined in the Management Equity Plan) or if the executive officer resigns for any reason (including retirement), (ii) 90 days after such executive officer’s Termination Date if the executive officer is terminated due to disability, (iii) 180 days after such executive officer’s Termination Date if the executive officer is terminated due to death, and (iv) immediately upon termination if such executive officer is terminated with Cause (as defined in the Management Equity Plan). In addition, pursuant to the Management Equity Plan the unvested portion of options will accelerate and become vested upon a change in control as defined in the Management Equity Plan. For more information on the accelerated vesting upon a termination of employment due to a participant's death, disability or retirement please see “Narrative Supplement to the Summary Compensation Table and the Grants of Plan-Based Awards in Fiscal 2011 Table”.
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
The 2010 Incentive Plan
The 2010 Incentive Plan and the award agreements thereunder govern the vesting and exercise of stock options, restricted stock and restricted stock units (issued under the 2010 Incentive Plan) upon termination of employment.
Under the 2010 Incentive Plan and the award agreements thereunder, if an executive officer ceases to be employed by the Company or any of its subsidiaries for any reason (other than death, disability or retirement (as such terms are defined in the 2010 Incentive Plan)), then the portion of such executive officer's stock options, restricted stock and restricted stock units that have not fully vested as of such executive officer's date of termination of employment (the “Termination Date”) shall expire at such time. In the event an executive officer ceases to be employed by the Company or any of its subsidiaries by reason of death, disability or retirement, then (i) all outstanding stock options will become fully vested; (ii) all time-based vesting restrictions will lapse and be deemed fully satisfied as on the Termination Date; and (iii) all the payout opportunities attainable under outstanding performance-based awards will be deemed to have been earned by the executive officer as of the Termination Date, and the amount to be paid to the executive officer, if any, will be based on the actual level of achievement of all relevant performance goals against target and will be measured as of the end of the performance period in which such termination occurred and such amount will be a pro rata payout based upon the length of time within the performance period that had elapsed prior to the Termination Date over the performance period.
Under the 2010 Incentive Plan and the award agreements thereunder, the portion of an executive officer's stock options that have fully vested as of such executive officer's Termination Date shall expire (i) one year after such executive officer's Termination Date if the executive officer is terminated due to death, disability or retirement; (ii) 90 days after such executive officer's Termination Date if the executive officer is terminated by the Company without cause or by the executive officer for good reason (as defined in the 2010 Incentive Plan); (iii) 30 days after such executive officer's Termination Date if the executive officer is terminated by the executive officer without good reason; and (iv) immediately upon termination if such executive officer is terminated with cause.
Upon the occurrence of a change in control (as defined in the 2010 Incentive Plan), (i) awards for outstanding stock options will become fully exercisable, (ii) all other outstanding awards will no longer be subject to time-based vesting restrictions, and

(iii) awards subject to performance-vesting conditions will be deemed to have fully earned a pro-rata payout of the target payout based upon the length of time within the performance period that had elapsed prior to the change in control over the performance period. Please see the “Compensation Discussion and Analysis — Elements of Our Executive Compensation Program — Long-Term Incentives — The 2010 Incentive Plan” for more information.
Summary of Payments and Benefits Upon Termination or Change in Control
The following tables summarize the estimated value of the termination payments and benefits that each of our named executive officers, other than Mr. Friedman, would receive if there was a change in control and/or his or her employment was terminated on January 28, 2012 under the various circumstances described in the tables.
GERALD L. STORCH

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance (1)	$—	$7,200,000	$—	$—	$—	$—	$7,200,000
Fiscal 2011 Annual Bonus	940,736	940,736	940,736	940,736	940,736	—	940,736
Fiscal 2006 Stock Option Grant (2)	—	—	—	—	—	—	—
Fiscal 2011 Stock Option Grant (3)	—	—	—	—	—	—	—
Fiscal 2011Performance Shares Grant (4)	—	—	283,105	283,105	283,105	283,105	283,105
Benefit Continuation (5)	—	24,474	—	—	—	—	24,474
TOTAL	$940,736	$8,165,210	$1,223,841	$1,223,841	$1,223,841	$283,105	$8,448,315

(1)
Severance amounts payable due to a Termination Without Cause or Resignation For Good Reason are payable over a two year period. Upon a Change in Control, such payments will be paid in a lump-sum amount.

(2)
Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. These options are 100% vested, so he would not recognize any additional value.

(3)
Pursuant to the 2010 Incentive Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $50.00, which was the fair value of our shares of common stock as of August 15, 2011. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed. Because the per share value of $50.00 is less than the option exercise price of $60.00, no value is reflected in the table.

(4)
Pursuant to the 2010 Incentive Plan, the unvested portion of performance shares will accelerate and become vested pro-rata upon retirement, death or disability based on actual results. For purposes of this table, we assumed achievement of target results. The unvested portion of performance shares will accelerate and become vested pro-rata upon a change in control based on target results. In calculating the amounts set forth in the table, we utilized the target number of performance shares and a per share value of $50.00, which was the fair value of our shares of common stock as of August 15, 2011. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(5)	Represents estimated Company costs based on fiscal 2012 projections for medical, dental and life insurance coverage for the duration of the Severance Period.
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
Upon any termination, Mr. Storch has the right to withdraw his Savings Plan balance, which, as of January 28, 2012, was $0.

In addition, upon any termination other than for cause, as defined in the SERP, the Company will pay Mr. Storch the outstanding balance in his SERP account, which, as of January 28, 2012, was $815,061.
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
F. CLAY CREASEY JR.

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance (1)	$—	$2,260,000	$—	$—	$—	$—	$2,260,000
Fiscal 2011 Annual Bonus	221,465	221,465	221,465	221,465	221,465	—	221,465
Fiscal 2007 Stock Option Grant (2)	—	—	442,224	442,224	442,224	442,224	442,224
Fiscal 2011 Stock Option Grant (3)	—	—	—	—	—	—	—
Fiscal 2011 Performance Shares Grant (4)	—	—	50,325	50,325	50,325	50,325	50,325
Benefit Continuation (5)	—	9,752	—	—	—	—	9,752
TOTAL	$221,465	$2,491,217	$714,014	$714,014	$714,014	$492,549	$2,983,766

(1)
Severance amounts payable due to a Termination Without Cause or Resignation For Good Reason are payable over a two year period. Upon a Change in Control, such payments will be paid in a lump-sum amount.

(2)
Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amount set forth in the table, we utilized a per share value of $50.00, which was the fair value of our shares of common stock as of August 15, 2011. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(3)
Pursuant to the 2010 Incentive Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $50.00, which was the fair value of our shares of common stock as of August 15, 2011. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed. Because the per share value of $50.00 is less than the option exercise price of $60.00, no value is reflected in the table.

(4)
Pursuant to the 2010 Incentive Plan, the unvested portion of performance shares will accelerate and become vested pro-rata upon retirement, death or disability based on actual results. For purposes of this table, we assumed achievement of target results. The unvested portion of performance shares will accelerate and become vested pro-rata upon a change in control based on target results. In calculating the amounts set forth in the table, we utilized the target number of performance shares and a per share value of $50.00, which was the fair value of our shares of common stock as of August 15, 2011. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(5)	Represents estimated Company costs based on fiscal 2012 projections for medical, dental and life insurance coverage for the duration of the Severance Period.
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
Upon any termination, Mr. Creasey has the right to withdraw his Savings Plan balance, which, as of January 28, 2012, was

$158,291. In addition, upon any termination other than for cause, as defined in the SERP, the Company will pay Mr. Creasey the outstanding balance in his SERP account, which, as of January 28, 2012, was $193,176.
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
MONIKA M. MERZ(1)

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Termination due to Reassignment of Position	Expiration of Employment Term	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance (2)	$—	$2,098,945	$—	$2,098,945	$—	$—	$—	$—	$2,098,945
Fiscal 2011 Annual Bonus	—	736,535	736,535	736,535	—	736,535	—	—	736,535
Fiscal 2005 Stock Option Grant (3)	—	—	—	—	—	—	—	—	—
Fiscal 2011 Stock Option Grant (4)	—	—	—	—	—	—	—	—	—
Fiscal 2011 Performance Units Grant (5)	—	—	—	—	62,917	62,917	62,917	62,917	62,917
TOTAL	$—	$2,835,480	$736,535	$2,835,480	$62,917	$799,452	$62,917	$62,917	$2,898,397

(1)	All amounts calculated in Canadian dollars have been converted to U.S. dollars using the rate of 1.0000 CAD = 1.0098 U.S. dollars.

(2)	All severance amounts are payable over a two year period.

(3)
Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. These options are 100% vested, so she would not recognize any additional value.

(4)
Pursuant to the 2010 Incentive Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $50.00, which was the fair value of our shares of common stock as of August 15, 2011. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed. Because the per share value of $50.00 is less than the option exercise price of $60.00, no value is reflected in the table.

(5)
Pursuant to the 2010 Incentive Plan, the unvested portion of performance shares will accelerate and become vested pro-rata upon retirement, death or disability based on actual results. For purposes of this table, we assumed achievement of target results. The unvested portion of performance shares will accelerate and become vested pro-rata upon a change in control based on target results. In calculating the amounts set forth in the table, we utilized the target number of performance stock units and a per share value of $50.00, which was the fair value of our shares of common stock as of August 15, 2011. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

Pursuant to the Management Equity Plan, if the Company terminates Ms. Merz's employment for Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Ms. Merz's shares of common stock at the lesser of (i) the value on the date of issuance and (ii) the fair value. If Ms. Merz resigns with or without Good Reason (as defined in his employment agreement) or if the Company terminates Ms. Merz's employment without Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Ms. Merz's shares of common stock at fair value. If Ms. Merz retires, dies or becomes disabled, the Company may purchase, or Ms. Merz may require the Company to purchase, Ms. Merz's shares of common stock at fair value. These repurchase rights also apply to the shares of common stock underlying each vested stock option.

ANTONIO URCELAY(1)

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation Due to Relocation	Retirement	Death	Long-Term Disability	Change in Control	Termination or Specified Resignation Due to a Change of Control
Severance (2)	$—	$2,341,655	$—	$—	$—	$—	$2,341,655
Fiscal 2011 Annual Bonus	—	587,026	—	—	—	—	587,026
Fiscal 2005 Stock Option Grant (3)	—	—	—	—	—	—	—
Fiscal 2011 Stock Option Grant (4)	—	—	—	—	—	—	—
Fiscal 2011 Performance Units Grant (5)	—	—	78,635	78,635	78,635	78,635	78,635
Executive Retirement Plan Balance (6)	—	—	927,092	927,092	927,092	—	—
Executive Life Insurance (7)	—	—	—	3,716,913	3,716,913	—	—
Company Car (8)	—	55,668	—	—	—	—	—
Use of Company Provided Laptop and Cell Phone (8)	—	100	—	—	—	—	—
Tax Advice (8)	—	1,263	—	—	—	—	—
Company Contributions to Defined Contribution Plan (8)	—	298,681	—	—	—	—	—
Benefit Continuation (8)	—	20,665	—	—	—	—	—
TOTAL	$—	$3,305,058	$1,005,727	$4,722,640	$4,722,640	$78,635	$3,007,316

(1)	All amounts calculated in Euros have been converted to U.S. dollars using the rate of 1.0000 Euro = 1.3895 U.S. dollars.

(2)	Represents the maximum amount of severance that Mr. Urcelay may receive. All severance amounts are payable over an 18 month period.

(3)
Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. These options are 100% vested, so he would not recognize any additional value.

(4)
Pursuant to the 2010 Incentive Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $50.00, which was the fair value of our shares of common stock as of August 15, 2011. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed. Because the per share value of $50.00 is less than the option exercise price of $60.00, no value is reflected in the table.

(5)
Pursuant to the 2010 Incentive Plan, the unvested portion of performance shares will accelerate and become vested pro-rata upon retirement, death or disability based on actual results. For purposes of this table, we assumed achievement of target results. The unvested portion of performance shares will accelerate and become vested pro-rata upon a change in control based on target results. In calculating the amounts set forth in the table, we utilized the target number of performance stock units and a per share value of $50.00, which was the fair value of our shares of common stock as of August 15, 2011. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(6)	This amount represents his benefit entitlement under the MAPFRE Policies. For more information on his balance, see the Nonqualified Deferred Compensation table above.

(7)	All benefit eligible employees in Spain receive, at no cost to the individual, a life insurance benefit. Mr. Urcelay’s benefit amount is equal to five times his base salary.

(8)	Represents estimated Company costs of various benefits and perquisites based on fiscal 2011 actual amounts for the duration of the Severance Period.
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

DIRECTOR COMPENSATION IN FISCAL 2011
Other than Mr. Goodman, we currently do not pay our directors any compensation for serving on our Board of Directors. We plan on paying all directors that are not affiliated with the Sponsors an annual cash retainer of $75,000 along with an annual award of $100,000 of restricted stock units, which vest in full one-year from the grant date. In addition, any director that chairs a committee will also receive an additional annual payment of $15,000 ($20,000 for the chair of our Audit Committee). The table below sets forth payments made to our non-management directors in fiscal 2011.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joshua Bekenstein	—		—	—	—	—	—	—
Michael M. Calbert	—		—	—	—	—	—	—
Michael D. Fascitelli	—		—	—	—	—	—	—
Richard A. Goodman	23,750	(1)	—	—	—	—	—	23,750
Matthew S. Levin	—		—	—	—	—	—	—
Wendy Silverstein	—		—	—	—	—	—	—
Nathaniel H. Taylor	—		—	—	—	—	—	—
Michael Ward	—		—	—	—	—	—	—
Gerald L. Storch	—		—	—	—	—	—	—

(1)
During fiscal 2011, Mr. Goodman was paid $23,750 which amount represents the pro rata portion of his annual cash retainer and his Audit Committee Chairman retainer for the period of fiscal 2011 for which he was a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information regarding beneficial ownership of our Common Stock, as of March 1, 2012, by the named executive officers, each of our directors, all of our directors and executive officers as a group and each person who is known by us to beneficially own more than 5% of our Common Stock.

	Amount and Nature of Beneficial Ownership *
Name of Beneficial Owner	Shares	Total Beneficial Ownership (1)	Percent of Outstanding Shares (2)
Affiliates of Bain Capital Investors, LLC (3)	16,012,464	16,012,464	32.57%
Toybox Holdings, LLC (4)	16,012,464	16,012,464	32.57%
Vornado Truck LLC (5)	16,012,464	16,012,464	32.57%
Joshua Bekenstein (3)	—	—	—
Michael M. Calbert (4)	—	—	—
F. Clay Creasey, Jr.	16,944	115,217	—
Michael D. Fascitelli (5)	—	—	—
Neil B. Friedman (6)	—	—	—
Richard A. Goodman	—	—	—
Matthew S. Levin (3)	—	—	—
Monika M. Merz	4,220	66,686	—
Wendy Silverstein (5)	—	—	—
Gerald L. Storch	99,766	847,430	1.70%
Nathaniel H. Taylor (4)	—	—	—
Antonio Urcelay	6,164	154,005	—
Michael Ward (3)	—	—	—
Directors and executive officers as a group (15 persons)	156,755	1,427,862	2.83%

*
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock with respect to which such person has (or has the right to acquire within 60 days, i.e., by  April 30, 2012 in this case) sole or shared voting power or investment power.

(1)	Total Beneficial Ownership includes shares and options exercisable within 60 days, of which Mr. Creasey has 98,273, Ms. Merz has 62,466, Mr. Storch has 747,664 and Mr. Urcelay has 147,841.

(2)
Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of our outstanding equity securities on March 1, 2012, as adjusted as required by applicable rules.

(3)
Includes shares held by Bain Capital (TRU) VIII, L.P., Bain Capital (TRU) VIII-E, L.P., Bain Capital (TRU) VIII Coinvestment, L.P., Bain Capital Integral Investors, LLC and BCIP TCV, LLC (collectively, the “Bain Capital Entities”). Bain Capital Investors, LLC (“BCI”) is the general partner of Bain Capital Partners VIII, L.P. which is the general partner of Bain Capital (TRU) VIII, L.P. and Bain Capital (TRU) VIII Coinvestment, L.P. BCI is also the general partner of Bain Capital Partners VIII E, L.P. which is the general partner of Bain Capital (TRU) VIII-E, L.P. BCI is also the Administrative Member of Bain Capital Integral Investors, LLC and BCIP TCV, LLC. By virtue of the relationships described above, each of the foregoing entities may be deemed to beneficially own the shares held by the Bain Capital Entities. Each such entity disclaims beneficial ownership of the shares held by the Bain Capital Entities except to the extent of its pecuniary interest therein. The address of each of the Bain entities is c/o BCI at 111 Huntington Avenue, Boston, MA 02199. Each of Joshua Bekenstein, Matthew S. Levin and Michael Ward is a managing director of BCI and a director of our Company. As a result, and by virtue of the relationships described in this footnote (3), each of Messrs. Bekenstein, Levin and Ward may be deemed to be the beneficial owner of the shares held by the Bain Capital Entities. Each of Messrs. Bekenstein, Levin and Ward disclaims beneficial ownership of the shares held by the Bain Capital Entities.

(4)
Shares owned of record by Toybox Holdings, LLC are also beneficially owned by its majority member, KKR Millennium Fund L.P. As the sole general partner of KKR Millennium Fund L.P., KKR Associates Millennium L.P. may be deemed to be the beneficial owner of such securities held by KKR Millennium Fund L.P. As the sole general partner of KKR Associates Millennium L.P., KKR Millennium GP LLC also may be deemed to be the beneficial owner of such securities held by KKR Millennium Fund L.P. Each of KKR Fund Holdings L.P. (as the designated member of KKR Millennium GP LLC); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited) and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may also be deemed to be the beneficial owner of the securities held by KKR Millennium Fund L.P. As the designated members of KKR Management LLC, Henry R. Kravis and George R. Roberts may also be deemed to beneficially own the securities held by KKR Millennium Fund L.P. Messrs. Kravis and Roberts have also been designated as managers of KKR Millennium GP LLC by KKR Fund Holdings L.P. Messrs. Calbert and Taylor are members of our Board of Directors and are each an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Each of Messrs. Calbert and Taylor disclaim beneficial ownership of the securities held by Toybox Holdings, LLC. For a description of material relationships between KKR and us over the last three years, see Item 13 entitled “Certain Relationships and Related Transactions and Director Independence” of this Annual Report on Form 10-K. The address of KKR Millennium GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Menlo Park, CA.

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

(6)	Mr. Friedman forfeited all outstanding equity awards when his employment was terminated on February 24, 2012.
Equity Compensation Plan Information

	( a )		( b )	( c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,895,776	(1)	$32.73	3,248,856	(2)(3)
Equity compensation plans not approved by security holders	—		—	—
Total	3,895,776		$32.73	3,248,856

(1)	As of January 28, 2012, represents the shares of our common stock issuable pursuant to outstanding options under the Management Equity Plan and the 2010 Incentive Plan.

(2)	As of January 28, 2012, represents 445,684 shares of our common stock which may be issued pursuant to future issuances under the Management Equity Plan.

(3)	Represents 2,803,172 shares of our common stock, which may be issued pursuant to future issuances under the 2010 Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Advisory Agreement
Certain affiliates of the Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009 (“Advisory Agreement”). The advisory fee (the “Advisory Fees”) paid to the affiliates of the Sponsors increases 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. The fees expensed to the affiliates of the Sponsors under the Advisory Agreement was approximately $20 million, $19 million and $15 million for fiscals 2011, 2010 and 2009, respectively. Pursuant to the amendment to the Advisory Agreement, the advisory fee in fiscal 2009 was capped at $15 million. The additional amount of approximately $3 million of Advisory Fees that would have been due for fiscal 2009, absent the amendment, will be paid by the Company, if at all, at the time (and from the proceeds) of a successful initial public offering (“IPO”) of the Company's securities. During fiscals 2011, 2010 and 2009, we also paid the Sponsors fees of less than $1 million, $1 million and less than $1 million, respectively, for out-of-pocket expenses.

In the event that the Advisory Agreement is terminated by the affiliates of the Sponsors or us, the affiliates of the Sponsors will receive all unpaid Advisory Fees, all unpaid transaction fees and expenses due under the Advisory Agreement with respect to periods prior to the termination date plus the net present value of the Advisory Fees that would have been payable for the remainder of the applicable term of the Advisory Agreement. The initial term of the Advisory Agreement is ten years. After ten years, it extends annually for one year unless we or the affiliates of the Sponsors provide notice of termination to the other. Additionally, the Advisory Agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the aggregate transaction value in connection with certain financing, acquisition, disposition and change of control transactions (“Transaction Fees”). The Advisory Agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.
Other Relationships and Transactions with our Sponsors
From time to time, the Sponsors or their affiliates may acquire debt or debt securities issued by the Company or its subsidiaries in open market transactions or through loan syndications. During fiscals 2011, 2010 and 2009, affiliates of Vornado and investment funds or accounts advised by KKR, all equity owners of the Company, held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $14 million, $15 million and $18 million in fiscals 2011, 2010 and 2009, respectively.
In connection with the issuance of the Incremental Secured Term Loan on May 25, 2011, we incurred approximately $4 million in Advisory Fees payable to the Sponsors pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned $41 million of the Incremental Secured Term Loan as of January 28, 2012.
In connection with the amendment and restatement of the secured revolving credit facility on August 10, 2010, we paid approximately $19 million in additional Transaction Fees to the Sponsors pursuant to the terms of the Advisory Agreement.
Additionally, in conjunction with the offering on August 24, 2010 of the Toys-Delaware Secured Notes and the amendment and restatement of the secured term loan originally due fiscal 2012, we repaid our outstanding loan balance of approximately $66 million and $8 million to KKR under the secured term loan and the unsecured credit facility, respectively, and we repaid our outstanding loan balance of approximately $27 million to Vornado under the unsecured credit facility. We also paid approximately $10 million in additional Advisory Fees to the Sponsors pursuant to the terms of the Advisory Agreement.
Investment funds or accounts advised by KKR purchased an aggregate of $5 million of the Toys-Delaware Secured Notes, all of which were subsequently sold after fiscal year ended January 29, 2011. In addition, investment funds or accounts advised by KKR owned 5% and 6% of the amended Secured Term Loan Facility as of January 28, 2012 and January 29, 2011, respectively.
In connection with the TRU Propco II financing during fiscal 2009, we paid the Sponsors $7 million of Transaction Fees pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR, an indirect equity owner of the Company, owned less than 1% and 2% of the Propco II Notes as of January 28, 2012 and January 29, 2011, respectively. Refer to Note 2 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”
Additionally, under lease agreements with affiliates of Vornado, we or our affiliates paid an aggregate amount of approximately $9 million, $9 million and $7 million in fiscals 2011, 2010 and 2009, respectively, with respect to approximately 0.9%, 1.2%, and 1.1%, respectively, of our operated stores, which include Express stores. Of these amounts, $2 million, $2 million and $1 million, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado.
Management Equity Plan and the 2010 Incentive Plan
Since the 2005 acquisition, the Executive Committee has offered long-term incentives under the Management Equity Plan. Commencing in 2011, we expect to issue any future equity awards pursuant to the 2010 Incentive Plan, as further described below. Since the 2005 acquisition, our officers and certain employees participate in the Management Equity Plan. The Management Equity Plan provides for the granting of non-qualified stock options (including “rollover options” (as defined in the Management Equity Plan)) to purchase shares of common stock, as well as restricted stock to our officers, directors, employees, consultants and advisors. In fiscal 2010, our Board adopted the 2010 Incentive Plan. The 2010 Incentive Plan is an omnibus plan that provides for the granting of stock options, restricted stock, restricted and deferred stock units, performance awards, dividend equivalents and other stock awards. The 2010 Incentive Plan provides that the total number of shares of our common stock that may be issued under the 2010 Incentive Plan is 3,750,000 and the maximum number of such shares of our common stock for which incentive stock options may be granted under the 2010 Incentive Plan is 500,000. For a description of the Management Equity Plan and the 2010 Incentive Plan, see Item 11 entitled “EXECUTIVE COMPENSATION” of this Annual Report on Form 10-K.

Consulting Agreement
On March 15, 2012, we entered into an advisory contract with Neil Friedman, our former Executive Vice President - Toys “R” Us to provide advisory services, on a part time non-exclusive basis, for our new ventures and business alliances. The term of the agreement is from April 23, 2012 until January 31, 2013, with either party being able to terminate the agreement upon sixty (60) days notice. During the term of this agreement, Mr. Friedman will be paid a monthly fee of $30,000.
Review, Approval or Ratification of Transactions with Related Persons
There were no transactions with related persons requiring disclosure since the beginning of fiscal 2011 other than transactions that are described under this Item 13 of this Annual Report on Form 10-K.
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
Director Independence

Each of the members of our Board of Directors, other than Mr. Storch, our Chief Executive Officer, and Mr. Goodman, is affiliated with the Sponsors as further described in Item 10 entitled “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE” of this Annual Report on Form 10-K and our Board of Directors has not determined any of our directors to be independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Appointment of Independent Registered Public Accounting Firm
The Audit Committee appointed Deloitte & Touche LLP ("D&T") as the Company’s independent registered public accounting firm to conduct the audit of the Company’s Consolidated Financial Statements for fiscals 2011 and 2010.
Audit Fees and Non-audit Fees
The aggregate fees billed by D&T and their respective affiliates for professional services rendered for the audit of the annual Consolidated Financial Statements for fiscals 2011 and 2010 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered during those fiscal years on our behalf were as follows:

	Fiscal 2011	Fiscal 2010
Audit Fees (1)	$5,274,000	$4,806,000
Audit-Related Fees (2)	$983,000	$1,985,000
Tax Fees (3)	$448,000	$410,000

(1)
For fiscals 2011 and 2010, the audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual consolidated financial statements, review of financial statements included in our 10-Q filings, the Sarbanes-Oxley Section 404 audit and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
For fiscal 2011, audit-related fees consist primarily of fees related to due diligence pertaining to the acquisition of Toys (Labuan) Holdings Limited and Toys "R" Us, Inc. Form S-1. For fiscal 2010, audit-related fees consist primarily of fees related to Toys "R" Us, Inc. Form S-1, Toys “R” Us Property Company I, LLC ("TRU Propco I") Form S-4, Toys “R” Us Property Company II, LLC ("TRU Propco II") Form S-4, and TRU Delaware Inc. debt refinancings.

(3)	For fiscals 2011 and 2010, tax fees consist of a variety of U.S. Federal, state and non-U.S. tax consultation services.
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
(3) Exhibits. See Item 15(b) below.
(b) Exhibits required by Item 601 of Regulation S-K
The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on page 145 of this Annual Report on Form 10-K. We will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

/S/ GERALD L. STORCH
Gerald L. Storch
Chairman of the Board and Chief Executive Officer
Date: March 21, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of March 2012.

Signature	Title

/s/ GERALD L. STORCH Gerald L. Storch	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ F. CLAY CREASEY, JR. F. Clay Creasey, Jr.	Executive Vice President – Chief Financial Officer (Principal Financial Officer)

/s/ CHARLES D. KNIGHT Charles D. Knight	Senior Vice President – Corporate Controller (Principal Accounting Officer)

* Joshua Bekenstein	Director

* Michael M. Calbert	Director

* Michael D. Fascitelli	Director

* Matthew S. Levin	Director

* Richard A. Goodman	Director

* Wendy Silverstein	Director

* Nathanial H. Taylor	Director

* Michael Ward	Director

The foregoing constitutes all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

*By	/S/ GERALD L. STORCH
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

4.9
Indenture for the 10.75% Senior Notes due 2017, dated July 9, 2009 (“Propco I Notes”), among Toys “R” Us Property Company I, LLC, the Registrant and the Guarantors named therein and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 4, 2009 and incorporated herein by reference).

4.10	Form of the 10.75% Senior Notes due 2017 (included in Exhibit 4.11).

4.11
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

Exhibit No.	Document

4.12
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

4.13	Form of the 8.50% Senior Secured Notes due 2017 (included in Exhibit 4.12).

4.14
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

4.16	Form of the Toys – Delaware Secured Notes (included in Exhibit 4.15).

4.17
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

4.19
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

Exhibit No.	Document

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

10.4
Amended and Restated Syndicated Facility Agreement, dated as of October 15, 2009 and amended and restated as of March 8, 2011, among Toys “R” Us Europe, LLC, TRU Australia Holdings, LLC, Toys “R” Us (UK) Limited, Toys “R” Us Limited, Toys “R” Us (Australia) Pty Ltd, Toys “R” Us GmbH, Toys “R” Us SARL, Toys “R” Us Iberia, S.A., the other Obligors party thereto from time to time, the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent and Security Agent, Deutsche Bank AG, London Branch, as Facility Agent, Deutsche Bank AG, New York Branch and Bank of America, N.A., as Co-Collateral Agents, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book-Runners, Bank of America, N.A., as Syndication Agent and Citibank, N.A. and Goldman Sachs Lending Partners LLC, as Documentation Agents. (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 23, 2011 and incorporated herein by reference).

10.5
Incremental Commitment Agreement, dated as of April 28, 2011, to the Amended and Restated Syndicated Facility Agreement, dated as of October 15, 2009 and amended and restated as of March 8, 2011, among Toys “R” Us Europe, LLC, TRU Australia Holdings, LLC, Toys “R” Us (UK) Limited, Toys “R” Us (Australia) Ptdy Ltd., and other Obligors party thereto from time to time, the Lenders Deutsche Bank AG, New York Branch, as Administrative Agent and Security Agent, Deutsche Bank AG, London Branch, as Facility Agent, Deutsche Bank AG, New York Branch and Bank of America, N.A., as Co-Collateral Agents, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book-Runners, Bank of America, N.A., as Syndication Agent and Citibank, N.A. and Goldman Sachs Lending Partners LLC, as Documentation Agents.

10.6
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

10.7
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

10.8
Amendment No. 1, dated as of September 20, 2010, to the New Secured Term Loan (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 23, 2011 and incorporated herein by reference).

10.9
Incremental Joinder Agreement, dated as of May 25, 2011, to the New Secured Term Loan, dated as of August 24, 2010 by and between, among others, Toys “R” Us - Delaware, Inc., as the Borrower, Bank of America, N.A. as Administrative Agent, and the other agents and the lenders party thereto (filed as Exhibit 10.1 to the Registrant's Quarterly Report of Form 10-Q, filed on June 10, 2011 and incorporated herein by reference).

10.10
Security Agreement, dated as of July 19, 2006, among Toys “R” Us - Delaware, Inc., and the Guarantors named therein, and Banc of America Bridge LLC, as Administrative Agent (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

Exhibit No.	Document

10.11
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

10.13
Management Stockholders Addendum incorporated in and made a part of the Toys “R” Us Holdings, Inc. 2005 Management Equity Plan (filed as Exhibit 10.18 to the Registrant’s Form S-1, filed on July 9, 2010).

10.14
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

10.16
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

10.17
Registration Rights Agreement, dated as of July 21, 2005, among Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC, Vornado Truck LLC and certain other Persons (filed as Exhibit 10.12 on the Registrant’s Form S-1, filed on July 9, 2010 and incorporated herein by reference).

10.18
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

10.19	Form of Advancement and Indemnification Rights Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 4, 2009 and incorporated herein by reference).

10.20*
Amended and Restated Toys “R” Us Holdings, Inc. 2005 Management Equity Plan, (subsequently assumed by the Registrant), adopted on August 3, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 18, 2007 and incorporated herein by reference).

10.21*
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

10.22*	Amendment No. 2, effective as of June 8, 2009, to the MEP (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 9, 2009 and incorporated herein by reference).

10.23*
Amendment No. 3, effective as of November 29, 2010, to the MEP (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 23, 2011 and incorporated herein by reference).

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

10.28*
Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”) (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 23, 2011 and incorporated herein by reference).

10.29*	Form of Toys “R” Us, Inc. NonQualified Stock Option Agreement for Executive Officers for awards under the 2010 Incentive Plan.

10.30*	Form of Toys “R” Us, Inc. Restricted Performance-Based Stock Award Agreement for Executive Officers for awards under the 2010 Incentive Plan.

10.31*	Form of Toys “R” Us, Inc. Restricted Performance-Based Stock Unit Award Agreement for Executive Officers for awards under the 2010 Incentive Plan.

10.32*
Form of Toys “R” Us (Canada) Ltd. Deferred Profit Sharing Plan Rules (filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 23, 2011 and incorporated herein by reference).

10.33*
Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of January 31, 2003, between Registrant and Wachovia Bank, N.A. (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 001-11609, filed on April 14, 2004 and incorporated herein by reference).

10.34*
Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of February 1, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2006 and incorporated herein by reference).

10.35*
Amendment No. 1, effective as of February 1, 2008, to the Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of February 1, 2006 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.36*	Summary of 2006 Corporate Incentive Program (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 13, 2006 and incorporated herein by reference).

Exhibit No.	Document

10.37*
Employment Agreement between Toys “R” Us, Inc. and Gerald Storch, dated as of February 6, 2011 (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 23, 2011 and incorporated herein by reference).

10.38*
Employment Agreement between Toys “R” Us, Inc. and F. Clay Creasey, Jr., dated as of February 6, 2011 (filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 23, 2011 and incorporated herein by reference).

10.39*	Employment Agreement between Toys “R” Us, Inc. and Neil B. Friedman, dated as of April 4, 2011.

10.40*	Consulting Agreement between Toys “R” Us - Delaware, Inc. and Neil B. Friedman, dated as of March 15, 2012.

10.41*
Letter Agreement, dated October 20, 2004, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, filed on April 28, 2006 and incorporated herein by reference).

10.42*
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

10.46*
Employment Agreement between Toys “R” Us Canada, Ltd. and Monika M. Merz, dated as of May 2, 2008 (filed as Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 23, 2011 and incorporated herein by reference).

10.47*
Amendment No. 1, dated February 7, 2011, to the Employment Agreement, dated May 2, 2008 with Monika M. Merz (filed as Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 23, 2011 and incorporated herein by reference).

10.48*
Letter Agreement between Toys “R” Us Canada, Ltd. and Monika M. Merz, dated as of October 27, 2011 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on December 9, 2011 and incorporated herein by reference).

12	Statement re: computation of ratio of earnings to fixed charges.

21	Subsidiaries of the Registrant as of January 28, 2012.

24	Power of Attorney, dated March 5, 2012.

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