Form 10-Q
period 2012-04-28
TOYS R US INC
filed 2012-06-08
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2012
Commission file number 1-11609
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
As of June 8, 2012 there were outstanding 49,289,385 shares of common stock of Toys “R” Us, Inc.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	April 28, 2012	January 28, 2012	April 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$609	$701	$496
Accounts and other receivables	276	254	300
Merchandise inventories	2,327	2,232	2,449
Current deferred tax assets	127	128	111
Prepaid expenses and other current assets	168	122	193
Total current assets	3,507	3,437	3,549
Property and equipment, net	4,006	4,052	4,085
Goodwill	447	448	385
Deferred tax assets	278	279	219
Restricted cash	30	30	16
Other assets	564	596	525
Total Assets	$8,832	$8,842	$8,779

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,332	$1,447	$1,524
Accrued expenses and other current liabilities	790	916	763
Income taxes payable	32	51	33
Current portion of long-term debt	1,471	315	68
Total current liabilities	3,625	2,729	2,388
Long-term debt	4,013	4,846	5,360
Deferred tax liabilities	152	154	120
Deferred rent liabilities	349	338	320
Other non-current liabilities	236	243	252
Temporary equity - noncontrolling interest	34	29	—
Total stockholders’ equity	423	503	339
Total Liabilities, Temporary Equity and Stockholders’ Equity	$8,832	$8,842	$8,779
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
(In millions, except share data)	April 28, 2012	April 30, 2011
Net sales	$2,612	$2,636
Cost of sales	1,615	1,658
Gross margin	997	978
Selling, general and administrative expenses	898	897
Depreciation and amortization	100	98
Other income, net	(11)	(10)
Total operating expenses	987	985
Operating earnings (loss)	10	(7)
Interest expense	(112)	(128)
Interest income	4	2
Loss before income taxes	(98)	(133)
Income tax benefit	38	66
Net loss	$(60)	$(67)

Loss per common share attributable to common shareholders:
Basic (Note 1)	$(1.33)	$(1.37)
Diluted (Note 1)	(1.33)	(1.37)
Weighted average shares used in computing per share amounts:
Basic (Note 1)	48,995,081	48,960,077
Diluted (Note 1)	48,995,081	48,960,077
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended
(In millions)	April 28, 2012	April 30, 2011
Net loss	$(60)	$(67)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(18)	63
Unrealized loss on hedged transactions	—	(1)
Unrealized actuarial gains	—	1
Total other comprehensive (loss) income, net of tax	(18)	63
Comprehensive loss, net of tax	$(78)	$(4)

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(In millions)	April 28, 2012	April 30, 2011
Cash Flows from Operating Activities:
Net loss	$(60)	$(67)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	100	98
Amortization of debt issuance costs	9	9
Deferred income taxes	4	2
Other	4	20
Changes in operating assets and liabilities:
Accounts and other receivables	30	44
Merchandise inventories	(95)	(295)
Prepaid expenses and other operating assets	(37)	(37)
Accounts payable, accrued expenses and other liabilities	(229)	(232)
Income taxes payable and receivable	(72)	(106)
Net cash used in operating activities	(346)	(564)
Cash Flows from Investing Activities:
Capital expenditures	(52)	(58)
Decrease in restricted cash	—	1
Proceeds from sales of fixed assets	6	6
Acquisitions	(5)	—
Net cash used in investing activities	(51)	(51)
Cash Flows from Financing Activities:
Long-term debt borrowings	412	160
Long-term debt repayments	(107)	(81)
Short-term debt borrowings, net	3	—
Capitalized debt issuance costs	(2)	(4)
Purchase of Toys-Japan shares	—	(1)
Net cash provided by financing activities	306	74
Effect of exchange rate changes on Cash and cash equivalents	(1)	24
Cash and cash equivalents:
Net decrease during period	(92)	(517)
Cash and cash equivalents at beginning of period	701	1,013
Cash and cash equivalents at end of period	$609	$496
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(In millions)	Issued Shares	Treasury Amount
Balance, January 29, 2011	49	$(8)	$31	$280	$40	$343
Net loss	—	—	—	(67)	—	(67)
Total other comprehensive income, net of tax	—	—	—	—	63	63
Balance, April 30, 2011	49	$(8)	$31	$213	$103	$339

Balance, January 28, 2012	49	$(2)	$35	$426	$44	$503
Net loss	—	—	—	(60)	—	(60)
Total other comprehensive loss, net of tax	—	—	—	—	(18)	(18)
Amortization of restricted stock	—	—	1	—	—	1
Stock compensation expense	—	—	2	—	—	2
Adjustment of noncontrolling interest to redemption value	—	—	—	(5)	—	(5)
Balance, April 28, 2012	49	$(2)	$38	$361	$26	$423

(1) For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.

See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of April 28, 2012, January 28, 2012 and April 30, 2011, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen weeks ended April 28, 2012 and April 30, 2011, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Consolidated Balance Sheet at January 28, 2012, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 28, 2012. The results of operations for the thirteen weeks ended April 28, 2012 and April 30, 2011 are not necessarily indicative of operating results for the full year.
Adoption of New Accounting Standard
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) which eliminated the option to report other comprehensive income and its components in the Statement of Changes in Stockholder's Equity and provides entities with two presentation alternatives. As of January 29, 2012, the Company adopted ASU 2011-05 and modified the presentation of its Condensed Consolidated Financial Statements by electing to present items of net earnings and other comprehensive income in two separate consecutive statements. The presentation and disclosure requirements of ASU 2011-05 were applied retrospectively.
Loss per share
A reconciliation of Net loss to Net loss attributable to common shareholders for the thirteen weeks ended April 28, 2012 and April 30, 2011 is computed as follows:

	13 Weeks Ended
(In millions)	April 28, 2012	April 30, 2011
Net loss	$(60)	$(67)
Less: Adjustment of noncontrolling interest to redemption value	5	—
Net loss attributable to common shareholders	$(65)	$(67)

Loss per share is computed as follows (in millions, except for share data):

	13 Weeks Ended
	April 28, 2012			April 30, 2011
	Net Loss Attributable to Common Shareholders	Weighted Average Shares	Per Share Amount	Net Loss Attributable to Common Shareholders	Weighted Average Shares	Per Share Amount
Basic loss per share	$(65)	48,995,081	$(1.33)	$(67)	48,960,077	$(1.37)
Effect of dilutive share-based awards	—	—	—	—	—	—
Diluted loss per share	$(65)	48,995,081	$(1.33)	$(67)	48,960,077	$(1.37)

As a result of the Toys (Labuan) Holding Limited (“Labuan”) acquisition in fiscal 2011, the Company began applying the two-class method for calculating earnings (loss) per share. The two-class method calculates earnings (loss) per share by distinguishing between the classes of securities based on the proportionate participation rights of each award type in our undistributed earnings (loss). The changes in the carrying amount of the redeemable Noncontrolling interest are reflected in earnings (loss) per share using the two-class method, as being akin to a dividend. Diluted earnings (loss) per share is calculated using the more dilutive of the treasury stock method or the two-class method. This application of this guidance did not have an impact on the prior period loss per share.
Basic loss per share is computed by dividing Net loss by the weighted average number of shares of common stock outstanding during the thirteen weeks ended April 28, 2012 and April 30, 2011. Diluted loss per share is determined based on the dilutive effect of share-based awards using the treasury stock method.
For the thirteen weeks ended April 28, 2012 and April 30, 2011, the effect of dilutive stock-based awards would have been approximately 1.0 million and 1.2 million shares, respectively. As the Company incurred a Net loss for the thirteen week periods presented, these incremental shares have been excluded from the computation of diluted loss per share as the effect of their inclusion would be anti-dilutive.

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of April 28, 2012, January 28, 2012 and April 30, 2011, respectively, is outlined in the table below:

(In millions)	April 28, 2012	January 28, 2012	April 30, 2011
Short-term borrowings
Labuan uncommitted lines of credit	$12	$9	$—
Long-term debt
7.625% notes, due fiscal 2011 (1)	$—	$—	$501
French real estate credit facility, due fiscal 2012	81	81	91
Spanish real estate credit facility, due fiscal 2012	168	168	190
Toys-Japan unsecured credit lines, expire fiscals 2012-2013	101	—	100
U.K. real estate senior credit facility, due fiscal 2013	565	547	583
U.K. real estate junior credit facility, due fiscal 2013	98	95	102
7.875% senior notes, due fiscal 2013 (1)	398	398	397
Toys-Japan 1.85%-2.85% loans due fiscals 2013-2016	151	166	184
Secured revolving credit facility, expires fiscal 2015 (2)	—	—	—
European and Australian asset-based revolving credit facility, expires fiscal 2016	—	—	—
Secured term loan facility, due fiscal 2016 (2)	681	683	687
7.375% senior secured notes, due fiscal 2016 (2)	363	365	350
10.750% senior notes, due fiscal 2017 (3)	932	931	929
8.500% senior secured notes, due fiscal 2017 (4)	717	717	716
Incremental secured term loan facility, due fiscal 2018 (2)	393	394	—
Second incremental secured term loan facility, due fiscal 2018 (2)(5)	220	—	—
7.375% senior notes, due fiscal 2018 (1)	404	404	405
8.750% debentures, due fiscal 2021 (6)	22	22	22
Finance obligations associated with capital projects	151	147	125
Capital lease obligations	39	43	46
	5,484	5,161	5,428
Less current portion (7)	1,471	315	68
Total Long-term debt (8)	$4,013	$4,846	$5,360

(1)	Represents obligations of Toys “R” Us, Inc. legal entity.

(2)	Represents obligations of Toys “R” Us-Delaware, Inc. (“Toys–Delaware”).

(3)	Represents obligations of Toys “R” Us Property Company I, LLC (“TRU Propco I”), and its subsidiaries.

(4)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).

(5)
On April 10, 2012, Toys-Delaware and certain of its subsidiaries issued a new tranche of term loans in an aggregate principal amount of $225 million ("Second Incremental Secured Term Loan"). Pursuant to the terms of the agreement, Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($2.25 million per year) of the original principal amount of the loan. As such, this amount has been classified as Current portion of Long-term debt on our Condensed Consolidated Balance Sheet as of April 28, 2012.

(6)	Represents obligations of Toys “R” Us, Inc. and Toys–Delaware.

(7)
Current portion of Long-term debt as of April 28, 2012 is primarily comprised of $565 million of U.K. real estate senior credit facility due April 7, 2013; $398 million of 7.875% senior notes due April 15, 2013; $168 million of our Spanish real estate credit facility due February 1, 2013; $101 million of Toys-Japan unsecured credit lines due June 29, 2012; $98 million of our U.K. real estate junior credit facility due April 7, 2013; and $81 million of our French real estate credit facility due February 1, 2013.

(8)
We maintain derivative instruments on certain of our long-term debt, which impact our effective interest rates. Refer to Note 3 entitled "Derivative instruments and hedging activities" for further details.

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
The amount of net assets that were subject to such restrictions was approximately $771 million as of April 28, 2012. Our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs and/or capital expenditures. As of April 28, 2012, we have funds available to finance our operations under our European and Australian asset-based revolving credit facility ("European ABL") through March 2016, our Secured revolving credit facility ("ABL Facility") through August 2015 and our Toys-Japan unsecured credit lines with a Tranche maturing June 2012 and a Tranche maturing June 2013. In addition, Labuan and Toys-Japan have uncommitted lines of credit due on demand.
As of April 28, 2012, we have approximately $1.5 billion of indebtedness due within the next 12 months, which primarily consists of the instruments described above in Current portion of long-term debt. We have commenced discussions on potential refinancing options related to these maturities with various lenders and advisors. We believe that we have the ability to refinance (or repay a portion of and refinance) these instruments prior to maturity; however given that the majority of our upcoming maturities are concentrated in Europe, the weakness of the European economic climate could reduce or restrict our ability to refinance these debt obligations on favorable terms.
The total fair values of our Long-term debt, with carrying values of approximately $5.5 billion, $5.2 billion and $5.4 billion at April 28, 2012, January 28, 2012 and April 30, 2011, were $5.5 billion, $5.2 billion and $5.6 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods. We believe that the fair value of certain of our debt instruments totaled approximately $1.2 billion, $1.1 billion and $1.2 billion at April 28, 2012, January 28, 2012 and April 30, 2011, respectively, were estimated using Level 3 inputs, as these instruments are not publicly traded and therefore we are unable to obtain quoted market prices.

Labuan uncommitted lines of credit, due on demand ($12 million at April 28, 2012)
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$323 million ($42 million at April 28, 2012). As of April 28, 2012, we had $12 million of borrowings, which has been included in Accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets, and $3 million of bank guarantees issued under these facilities.  The remaining availability under these facilities was $27 million. The average interest rate on the drawn borrowings was 1.99% for the thirteen weeks ended April 28, 2012.
Toys-Japan Unsecured Credit Lines, expires fiscals 2012 - 2013 ($101 million at April 28, 2012)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥14.9 billion ($186 million at April 28, 2012), which expires on June 30, 2013, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.90% per annum. At April 28, 2012, we had no outstanding borrowings under Tranche 1.
Tranche 2 is available in amounts of up to ¥10.0 billion ($125 million at April 28, 2012), expiring on June 29, 2012, and bears an interest rate of TIBOR plus 0.80% per annum. At April 28, 2012, we had outstanding borrowings of $101 million under Tranche 2, with $24 million of remaining availability.
The agreement contains covenants, including, among other things, covenants that require Toys – Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys – Japan from paying dividends or making loans to affiliates without lender consent.
Additionally, Toys-Japan has an uncommitted line of credit with total availability of ¥2.8 billion ($35 million at April 28, 2012), which will renew April 1 of each year unless otherwise canceled. The uncommitted line of credit bears an interest rate of TIBOR plus 0.50%. As of April 28, 2012, we had no outstanding borrowings under the uncommitted line of credit.
$1.85 billion ABL Facility, expires fiscal 2015 ($0 million at April 28, 2012)
At April 28, 2012, under our ABL Facility we had no outstanding borrowings, a total of $100 million of outstanding letters of credit and excess availability of $1,001 million. We are also subject to a minimum excess availability covenant, which was $125 million at April 28, 2012, with remaining availability of $876 million in excess of the covenant.
European ABL, expires fiscal 2016 ($0 million at April 28, 2012)
The European ABL, as amended provides for a five-year £138 million ($224 million at April 28, 2012) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At April 28, 2012, we had no outstanding borrowings and $144 million of availability under the European ABL.
Second Incremental Secured Term Loan, due fiscal 2018 ($220 million at April 28, 2012)
On April 10, 2012, Toys-Delaware and certain of its subsidiaries entered into a Second Incremental Joinder Agreement (the "Second Joinder Agreement") to the amended and restated Toys-Delaware's secured term loan agreement ("Secured Term Loan Facility"). The Second Joinder Agreement added a new tranche of term loans in an aggregate principal amount of $225 million due fiscal 2018 ("Second Incremental Secured Term Loan"), which increased the total size of the Secured Term Loan Facility to an aggregate principal amount of $1.3 billion.
The Second Incremental Secured Term Loan was issued at a discount of approximately $5 million which resulted in gross proceeds of approximately $220 million. The gross proceeds were used to pay transaction fees of approximately $5 million, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. Investment funds or accounts advised by Kohlberg Kravis Roberts & Co. L.P. ("KKR") owned $7 million of the Second Incremental Secured Term Loan as of April 28, 2012. The net proceeds will be used for general corporate purposes, including, without limitation, to make restricted payments or other distributions to provide funds to the Company to repay, refinance, repurchase, redeem, defease or otherwise satisfy any indebtedness of the Company or any of its subsidiaries. The Second Incremental Secured Term Loan will mature on May 25, 2018, and bears interest at a rate of London Interbank Offered Rate ("LIBOR") (with a floor of 1.50%) plus 3.75% subject to a 0.25% step-down based on our total leverage ratio.
The Second Incremental Secured Term Loan is governed by the Secured Term Loan Facility and has the same collateral, covenants and restrictions as the Secured Term Loan Facility. Beginning August 31, 2012, Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($2.25 million per year) of the original principal amount of the loan.
Toys-Delaware may optionally prepay the outstanding principal balance of the Second Incremental Secured Term Loan at any time. Optional prepayments of existing term loans and the Second Incremental Secured Term Loan will be applied ratably among the outstanding existing term loans and the Second Incremental Secured Term Loan, but in the event of a refinancing or repricing transaction in respect of the existing term loans, the proceeds of such refinancing or repricing transaction will be applied to the existing term loans prior to application to the Second Incremental Secured Term Loan.
In conjunction with the issuance of the Second Incremental Secured Term Loan, on April 10, 2012, Toys-Delaware also entered into an amendment to the Secured Term Loan Facility to provide that if any outstanding term loans (including both the existing term loans and the Second Incremental Secured Term Loan) are optionally prepaid in connection with a repricing transaction prior to April 10, 2013, Toys-Delaware shall pay a 1% prepayment premium on the principal amount optionally prepaid.

Subsequent Event
10.750% senior notes, due fiscal 2017 ($932 million at April 28, 2012)
In accordance with the indenture governing TRU Propco I's 10.750% senior notes (the "Notes"), TRU Propco I commenced a tender offer on May 14, 2012 to purchase up to an aggregate principal amount of approximately $33 million of the Notes for cash. The tender offer will expire on June 13, 2012. To the extent that the tender offer is not accepted by holders, TRU Propco I will use such funds as permitted by the indenture governing the Notes, including making dividends to us.

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, EURIBOR, GBP LIBOR and TIBOR rates. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of April 28, 2012, our interest rate contracts have various maturity dates through September 2016. A portion of our interest rate swaps and caps as of April 28, 2012 are designated as cash flow and fair value hedges in accordance with Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive income (loss); the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. Reclassifications from Accumulated other comprehensive income (loss) to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a net loss of $1 million over the next 12 months to Interest expense from Accumulated other comprehensive income (loss).
The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the changes in fair values of the derivatives and the underlying hedged item separately. For our derivative that is designated as a fair value hedge, we recorded approximately a $1 million net gain in earnings related to ineffectiveness for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.
Certain of our agreements with credit-risk related contingent features contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At April 28, 2012, January 28, 2012 and April 30, 2011, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $7 million, $8 million and $13 million, respectively. As of April 28, 2012, January 28, 2012, and April 30, 2011, respectively, we were not required to post collateral for any of these derivatives.
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
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At April 28, 2012 and April 30, 2011 derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $2 million and $11 million, respectively. At January 28, 2012 we did not have any derivative liabilities related to agreements that contained credit-risk related contingent features. We are not required to post collateral for these contracts.
The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive income (loss) on our Condensed Consolidated Statements of Stockholders’ Equity for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	13 Weeks Ended
(In millions)	April 28, 2012	April 30, 2011
Derivatives designated as cash flow hedges:
Beginning balance	$(2)	$—
Loss on the change in fair value recognized in Accumulated other comprehensive income (loss) - Interest Rate Contracts (1)	—	(1)
Ending balance	$(2)	$(1)

(1)	Reclassifications from Accumulated other comprehensive income (loss) to Interest expense were nominal for the thirteen weeks ended April 28, 2012 and April 30, 2011.
The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	13 Weeks Ended
(In millions)	April 28, 2012	April 30, 2011
Derivatives not designated for hedge accounting:
Gain on the change in fair value - Interest Rate Contracts	$1	$1
(Loss) gain on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	(3)	5
Loss on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	(3)	(16)
	(5)	(10)
Derivative designated as fair value hedge:
(Loss) gain on the change in fair value - Interest Rate Contract	(1)	2
Gain (loss) recognized in Interest expense on hedged item	2	(1)
	1	1
Total Interest expense	$(4)	$(9)

(1)
Gains and losses related to our short-term, intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and the related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of April 28, 2012, January 28, 2012 and April 30, 2011:

	April 28, 2012		January 28, 2012		April 30, 2011
	Notional	Fair Value Assets/	Notional	Fair Value Assets/	Notional	Fair Value Assets/
(In millions)	Amount	(Liabilities)	Amount	(Liabilities)	Amount	(Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Other assets	$700	$—	$700	$—	$700	$1
Accrued expenses and other current liabilities	3	—	—	—	—	—
Other non-current liabilities	123	(2)	131	(2)	145	(2)
Interest Rate Contract designated as fair value hedge:
Other assets	$350	$17	$350	$18	$—	$—
Other non-current liabilities	—	—	—	—	350	(3)
Interest Rate Contracts not designated for hedge accounting:
Other assets	$1,611	$—	$1,611	$—	$1,611	$3
Accrued expenses and other current liabilities	344	(6)	249	(4)	—	—
Other non-current liabilities	—	—	92	(3)	380	(10)
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$54	$1	$39	$—	$136	$3
Accrued expenses and other current liabilities	290	(3)	40	(1)	397	(16)
Total derivative contracts outstanding
Prepaid expenses and other current assets	$54	$1	$39	$—	$136	$3
Other assets	2,661	17	2,661	18	2,311	4
Total derivative assets (1)	$2,715	$18	$2,700	$18	$2,447	$7

Accrued expenses and other current liabilities	$637	$(9)	$289	$(5)	$397	$(16)
Other non-current liabilities	123	(2)	223	(5)	875	(15)
Total derivative liabilities (1)	$760	$(11)	$512	$(10)	$1,272	$(31)

(1)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.

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

For our interest rate contracts, we primarily use Level 2 inputs mentioned above to arrive at fair value. Additionally, for interest rate contracts we also incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements taking into account the impact of any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In conjunction with ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The portfolio-level adjustments are then allocated each period to the individual assets or liabilities within the portfolio.
The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying each counterparty's credit spread to the applicable exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from our debt, which are considered unobservable inputs. These credit valuation adjustments fall within Level 3 of the fair value hierarchy and include estimates of current credit spreads to evaluate the likelihood of default. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. Generally, significant increase (decreases) in our own credit spread in isolation would result in significantly lower (higher) fair value measurement for these hedges. Based on the mixed input valuation, we classify these derivatives based on the lowest level in the fair value hierarchy that is significant to the overall fair value of the instrument.
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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of April 28, 2012, January 28, 2012 and April 30, 2011, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at April 28, 2012
Assets
Cash equivalents	$210	$—	$—	$210
Derivative financial instruments:
Interest rate contracts	—	17	—	17
Foreign exchange contracts	—	1	—	1
Total assets	$210	$18	$—	$228
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$2	$6	$8
Foreign exchange contracts	—	3	—	3
Total liabilities	$—	$5	$6	$11

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 28, 2012
Assets
Cash equivalents	$269	$—	$—	$269
Derivative financial instruments:
Interest rate contracts	—	18	—	18
Foreign exchange contracts	—	—	—	—
Total assets	$269	$18	$—	$287
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$2	$7	$9
Foreign exchange contracts	—	1	—	1
Total liabilities	$—	$3	$7	$10

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at April 30, 2011
Assets
Cash equivalents	$79	$—	$—	$79
Derivative financial instruments:
Interest rate contracts	—	4	—	4
Foreign exchange contracts	—	3	—	3
Total assets	$79	$7	$—	$86
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$2	$13	$15
Foreign exchange contracts	—	16	—	16
Total liabilities	$—	$18	$13	$31
The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy for the thirteen weeks ended April 28, 2012 and April 30, 2011.

(In millions)	Level 3
Balance, January 28, 2012	$(7)
Unrealized gain	1
Balance, April 28, 2012	$(6)

(In millions)	Level 3
Balance, January 29, 2011	$(16)
Unrealized gain	3
Balance, April 30, 2011	$(13)
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
There have been no changes in valuation technique or related inputs for the thirteen weeks ended April 28, 2012 and April 30, 2011.
The table below presents our long-lived assets evaluated for impairment measured at fair value on a nonrecurring basis for the for the thirteen weeks ended April 28, 2012 and April 30, 2011, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier dates and may no longer represent their fair values at April 28, 2012 and April 30, 2011. As of April 28, 2012 and April 30, 2011, we did not have any long-lived assets classified as Level 1 within the fair value hierarchy.

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$4	$2	$—	$2
Balance, April 28, 2012	$4	$2	$—	$2

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$3	$2	$—	$1
Balance, April 30, 2011	$3	$2	$—	$1

5. Income taxes
The following table summarizes our income tax benefit and effective tax rates for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	13 Weeks Ended
($ In millions)	April 28, 2012	April 30, 2011
Loss before income taxes	$(98)	$(133)
Income tax benefit	38	66
Effective tax rate	(38.8)%	(49.6)%
The effective tax rates for the thirteen weeks ended April 28, 2012 and April 30, 2011 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 40.3% for the thirteen weeks ended April 28, 2012 compared to 47.3% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to an increase in the earnings that are permanently reinvested outside the United States, a decrease in taxable permanent adjustments and a change in the mix of earnings between jurisdictions.

For the thirteen weeks ended April 28, 2012, our effective tax rate was impacted by tax expense of approximately $1 million related to our liability for uncertain tax positions. For the thirteen weeks ended April 30, 2011, our effective tax rate was impacted by a tax benefit of $2 million related to changes to our liability for uncertain tax positions.

6. Segments
Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile (including baby) product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses “R” Us branded retail stores in 35 foreign countries and jurisdictions with operated stores in Australia, Austria, Canada, France, Germany, Japan, Poland, Portugal, Spain, Switzerland and the United Kingdom. Beginning in the fourth quarter of fiscal 2011, as a result of the acquisition of our interest in Labuan, we operate Toys “R” Us retail stores in Brunei, China, Hong Kong, Malaysia, Singapore, Taiwan and Thailand. Domestic and International segments also include their respective Internet operations. Segment operating earnings (loss) excludes corporate related charges and income. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Revenues from external customers are derived primarily from merchandise sales and we do not rely on any major customers as a source of revenue.
Our percentages of consolidated Net sales by product category for the thirteen weeks ended April 28, 2012 and April 30, 2011 were as follows:

	13 Weeks Ended
Domestic:	April 28, 2012	April 30, 2011
Core Toy	11.3%	10.7%
Entertainment	8.2%	9.3%
Juvenile	50.0%	50.7%
Learning	15.3%	14.6%
Seasonal	13.8%	13.2%
Other (1)	1.4%	1.5%
Total	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	13 Weeks Ended
International:	April 28, 2012	April 30, 2011
Core Toy	18.9%	18.0%
Entertainment	9.3%	11.0%
Juvenile	28.2%	28.4%
Learning	24.7%	22.4%
Seasonal	18.1%	19.3%
Other (1)	0.8%	0.9%
Total	100%	100%

(1)	Consists primarily of license fees from unaffiliated third parties and other non-product related revenues.

A summary of financial results by reportable segment is as follows:

	13 Weeks Ended
(In millions)	April 28, 2012	April 30, 2011
Net sales
Domestic	$1,618	$1,643
International	994	993
Total Net sales	$2,612	$2,636
Operating earnings (loss)
Domestic	$100	$80
International	(14)	(8)
Corporate and other	(76)	(79)
Operating earnings (loss)	10	(7)
Interest expense	(112)	(128)
Interest income	4	2
Loss before income taxes	$(98)	$(133)

(In millions)	April 28, 2012	January 28, 2012	April 30, 2011
Merchandise inventories
Domestic	$1,325	$1,423	$1,436
International	1,002	809	1,013
Total Merchandise inventories	$2,327	$2,232	$2,449

7. Litigation and legal proceedings
We are, and in the future, may be involved in various lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate, estimated amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons:  (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict.  However, based upon our historical experience with similar matters, we do not expect that any such additional losses would be material to our consolidated financial position, results of operations or cash flows.

8. Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For claims and contingencies related to income taxes, see Note 5 entitled "Income taxes."
Subsequent Event
On April 30, 2012, Toys–Delaware entered into agreements with JB Hunt Transport, Inc. and Performance Team Freight Systems, Inc. to manage all services related to the delivery of inventory to stores from our distribution centers, in exchange for fees calculated primarily as a cost plus arrangement.

9. Related party transactions
We are owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, KKR and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009 ("Advisory Agreement"). The advisory fee paid to the Sponsors (the "Advisory Fees") increases 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. We recorded management and advisory fees expense of $5 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. During the thirteen weeks ended April 28, 2012 and April 30, 2011, we also paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.
In the event that the Advisory Agreement is terminated by the Sponsors or us, the Sponsors will receive all unpaid Advisory Fees, all unpaid transaction fees and expenses due under the Advisory Agreement with respect to periods prior to the termination date plus the net present value of the Advisory Fees that would have been payable for the remainder of the applicable term of the Advisory Agreement. The initial term of the Advisory Agreement is ten years. After ten years, it extends annually for one year unless we or the Sponsors provide notice of termination to the other. Additionally, the Advisory Agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the aggregate transaction value in connection with certain financing, acquisition, disposition and change of control transactions ("Transaction Fees"). In connection with a successful initial public offering, the parties intend to terminate the Advisory Agreement in accordance with its terms. The Advisory Agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.
In connection with the Second Joinder Agreement entered into on April 10, 2012, we incurred Transaction Fees pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned $7 million of the Second Incremental Secured Term Loan as of April 28, 2012. See Note 2 "Short-term borrowings and long-term debt" for further details.
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, privately negotiated transactions or otherwise. During the thirteen weeks ended April 28, 2012 and April 30, 2011, affiliates of Vornado and investment funds or accounts advised by KKR, all of which are equity owners of the Company, held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $3 million and $5 million during the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.
Additionally, under lease agreements with affiliates of Vornado, we or our affiliates paid an aggregate amount of approximately$2 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively, with respect to approximately 0.8% and 0.9%, respectively, of our operated stores, which includes Toys “R” Us Express stores. Of these amounts, less than $1 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado.
On March 15, 2012, we entered into an advisory contract with Neil Friedman, our former Executive Vice President - Toys "R" Us to provide advisory services, on a part time non-exclusive basis, for our new ventures and business alliances. The term of the agreement is from April 23, 2012 until January 31, 2013, with either party being able to terminate the agreement upon sixty (60) days notice. During the term of this agreement, Mr. Friedman will be paid a monthly fee of $30,000.

10. Acquisitions and Dispositions
Acquisitions
On October 31, 2011, the Company acquired a 70% ownership interest in Labuan from Li & Fung Retailing Limited (“Li & Fung”) for a purchase price of approximately $79 million (including a $10 million hold back) plus $8 million of contingent consideration. The terms of the agreement also provide us with the future option to acquire Li & Fung's 30% interest in the business and also provide Li & Fung the option to require us to buy their 30% interest in the business at the end of three years from the acquisition date. A full description of the Company's acquisition is contained in Note 17 to the Consolidated Financial Statements entitled "ACQUISITIONS" in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.
During the thirteen weeks ended April 28, 2012, the Company paid $5 million of contingent consideration related to the Labuan acquisition, which was included within Accrued expenses and other current liabilities on our Consolidated Balance Sheet as of January 28, 2012. In accordance with the purchase agreement, the remaining $3 million of contingent consideration will be paid out in subsequent periods based on the future financial performance of Labuan.
Subsequent Event
In accordance with the purchase agreement, on April 30, 2012, the Company paid $10 million of the purchase price related to the Labuan acquisition to Li & Fung as it was determined that the business had been appropriately delivered in the agreed upon financial condition. This amount was included within Restricted cash on our Condensed Consolidated Balance Sheet as of April 28, 2012.
Dispositions
During the thirteen weeks ended April 28, 2012, we sold idle properties for gross proceeds of $6 million resulting in a net gain of $2 million.

11. Stock-based compensation
Effective March 2012, participants in the Toys “R” Us, Inc. 2005 Management Equity Plan (the “MEP”) are bound by the terms and conditions of Amendment No. 4 to the MEP (“Amendment No. 4”). This amendment provides for, among other things, a longer exercise period, expiring no later than the original term of the option, and the right to a cashless exercise of options held by a participant who is terminated without cause after four or more years of continuous service. Option holders under the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”) have the same rights to a longer exercise period and a cashless exercise right in the event such participant's employment is terminated without cause after four or more years of continuous service, as further described in the form of option award agreement. We accounted for the modification of awards impacted by the terms of Amendment No. 4 in accordance with ASC Topic 718 - “Compensation - Stock Compensation” (“ASC 718”). Management has concluded that the modification had a nominal impact on compensation costs.
Subsequent Events
Effective May 2012, we adopted Amendment No. 5 (“Amendment No. 5”) to the MEP. Amendment No. 5 allows any plan participant, as long as he or she remains employed by the Company or its affiliates, the right to put up to 25%, calculated as provided in Amendment No. 5, of his or her Original Investment Shares (the shares originally purchased under the MEP or for rollover options, the number of shares that would be equal to the value of their original investment) to us at any time, during permitted transaction windows, until the occurrence of an initial public offering of the Company. The purchase price per share payable by us in connection with any such put rights shall be the fair market value determined as of a date determined by our Board that is the anticipated closing date of the repurchase. We accounted for the modification of awards impacted by the terms of Amendment No. 5 in accordance with ASC 718. As these awards allow the plan participant the right to put a portion of their rollover options, we are required to account for them as liability classified awards. These liability awards will be remeasured at their fair market value as of each reporting period. Management is currently evaluating the impact of the modification and does not expect the modification to have a material impact on the Condensed Consolidated Financial Statements for the second quarter of fiscal 2012.
On May 21, 2012, we granted 631,665 options under the 2010 Incentive Plan. The options were granted at an exercise price equal to the fair value of the shares on the date of the grant and follow a graded vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting ratably over the subsequent two years, subject to the participant's continued employment with us, and will vest automatically upon a change of control of the Company. All options expire ten years from the date of the grant. Additionally, concurrent with the grant of options, an additional 357,276 awards were granted consisting of restricted stock units and performance-based restricted stock units under the 2010 Incentive Plan, which were valued at fair market value on the date of grant of $44.00 per share. The restricted stock units follow the same graded vesting schedule as the options granted. The performance-based restricted stock units cliff vest 100% on the third anniversary of the awards if the performance criteria have been met. The performance metrics are based 50% on our consolidated Adjusted Compensation EBITDA performance results and 50% on our total return on invested capital (ROIC) results, each over a three year period.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc. and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and the Condensed Consolidated Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business
We generate sales, earnings and cash flows by retailing merchandise in our core toy, entertainment, juvenile (including baby), learning and seasonal product categories worldwide. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile (including baby) product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses stores in 35 foreign countries and jurisdictions. As of April 28, 2012, there were 1,511 operated and 150 licensed “R” Us branded retail stores worldwide. In addition, as of April 28, 2012, we operated 91 Toys “R” Us Express stores (“Express stores”), including 44 Express stores with a cumulative lease term of at least two years. Domestic and International segments also include their respective Internet operations.

Financial Performance
As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen weeks ended April 28, 2012 compared to the thirteen weeks ended April 30, 2011:

	13 Weeks Ended
($ In millions)	April 28, 2012	April 30, 2011
Net sales	$2,612	$2,636
Gross margin	997	978
Gross margin as a percentage of Net sales	38.2%	37.1%
Selling, general and administrative expenses	$898	$897
Selling, general and administrative expenses as a percentage of Net sales	34.4%	34.0%
Net loss	$(60)	$(67)
Net sales for the thirteen weeks ended April 28, 2012 decreased by $24 million compared to the same period last year. Foreign currency translation decreased Net sales by approximately $14 million for the thirteen weeks ended April 28, 2012. Excluding the impact of foreign currency translation, the decrease in Net sales for the thirteen weeks ended April 28, 2012 was primarily due to a decrease in comparable store net sales. Partially offsetting the decrease in Net sales was an increase in net sales from new locations within our International segment, including stores acquired in the Toys (Labuan) Holding Limited ("Labuan") acquisition.
Gross margin, as a percentage of Net sales, for the thirteen weeks ended April 28, 2012 increased by 1.1 percentage points compared to the same period last year primarily as a result of margin rate improvements in certain categories and improvements in sales mix away from lower margin products.
Selling, general and administrative expenses (“SG&A”) for the thirteen weeks ended April 28, 2012 increased by $1 million compared to the same period last year primarily as a result of an increase in rent expense, partially offset by a decrease in expenses associated with credit card processing fees. Foreign currency translation decreased SG&A by approximately $5 million for the thirteen weeks ended April 28, 2012.
Net loss for the thirteen weeks ended April 28, 2012 decreased by $7 million compared to the same period last year primarily as a result of an increase in Gross margin and a decrease in Interest expense, partially offset by a decrease in Income tax benefit.

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
By measuring the year-over-year sales of merchandise in the stores that have been open for a full comparable 56 weeks or more and on-line, we can better gauge how the core store base and e-commerce businesses are performing since it excludes the impact of store openings and closings.
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
The following table discloses the change in our comparable store net sales for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	13 Weeks Ended
	April 28, 2012 vs. 2011	April 30, 2011 vs. 2010
Domestic	(0.8)%	(2.1)%
International (1)	(5.0)%	(1.9)%

(1)	International comparable store net sales does not include stores acquired in the Labuan acquisition as they have not been included in our operations for at least 56 weeks (1 year and 4 weeks).

Percentage of Net Sales by Product Category

	13 Weeks Ended
Domestic:	April 28, 2012	April 30, 2011
Core Toy	11.3%	10.7%
Entertainment	8.2%	9.3%
Juvenile	50.0%	50.7%
Learning	15.3%	14.6%
Seasonal	13.8%	13.2%
Other (1)	1.4%	1.5%
Total	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	13 Weeks Ended
International:	April 28, 2012	April 30, 2011
Core Toy	18.9%	18.0%
Entertainment	9.3%	11.0%
Juvenile	28.2%	28.4%
Learning	24.7%	22.4%
Seasonal	18.1%	19.3%
Other (1)	0.8%	0.9%
Total	100%	100%

(1)	Consists primarily of license fees from unaffiliated third parties and other non-product related revenues.

Store Count by Segment

	April 28, 2012	April 30, 2011	Change
Domestic (1)(3)	874	873	1
International - Operated (2)(3)(4)	637	523	114
International - Licensed (4)	150	223	(73)
Total	1,661	1,619	42

(1)
Store count as of April 28, 2012 includes 186 side-by-side (“SBS”) stores, 20 Babies “R” Us Express (“BRU Express”) stores and 62 Juvenile Expansions. Store count as of April 30, 2011 included 141 SBS stores, 14 BRU Express stores and 65 Juvenile Expansions.

(2)	Store count as of April 28, 2012 includes 152 SBS stores and 15 BRU Express stores. Store count as of April 30, 2011 included 123 SBS stores and seven BRU Express stores.

(3)
Express stores with a cumulative lease term of at least two years are included in our overall store count, while the remaining locations are excluded. As of April 28, 2012, there were 51 Domestic and 40 International Express stores open, 35 and nine of which have been included in our overall store count within our Domestic and International segments, respectively. As of April 30, 2011, there were 79 Domestic and 16 International Express stores open, 24 of which were included in our overall store count within our Domestic segment and none of which were included within our International segment.

(4)
Operated store count as of April 28, 2012 includes 94 stores in China and Southeast Asia in conjunction with the acquisition of Labuan on October 31, 2011, 82 of which were previously licensed as of April 30, 2011. Refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Acquisitions and Dispositions” for further details.

Net Loss

	13 Weeks Ended
(In millions)	April 28, 2012	April 30, 2011	Change
Toys “R” Us - Consolidated	$(60)	$(67)	$7
Net loss decreased by $7 million to $60 million for the thirteen weeks ended April 28, 2012, compared to $67 million for the same period last year. The decrease in Net loss was primarily due to an increase in Gross margin of $19 million primarily related to margin rate improvements in certain categories and improvements in sales mix away from lower margin products, and a decrease in Interest expense of $16 million primarily due to a reduction in charges related to our derivative instruments. Partially offsetting these amounts was a decrease in Income tax benefit of $28 million.

Net Sales

	13 Weeks Ended
					Percentage of Net sales
($ In millions)	April 28, 2012	April 30, 2011	$ Change	% Change	April 28, 2012	April 30, 2011
Domestic	$1,618	$1,643	$(25)	(1.5)%	61.9%	62.3%
International	994	993	1	0.1%	38.1%	37.7%
Toys “R” Us - Consolidated	$2,612	$2,636	$(24)	(0.9)%	100.0%	100.0%
Net sales decreased by $24 million or 0.9%, to $2,612 million for the thirteen weeks ended April 28, 2012, compared to $2,636 million for the same period last year. Net sales for the thirteen weeks ended April 28, 2012 included the impact of foreign currency translation which decreased Net sales by approximately $14 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for the thirteen weeks ended April 28, 2012 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decrease in the number of transactions, partially offset by an increase in net sales from our Internet operations. Partially offsetting the decrease in Net sales was an increase in net sales from new locations within our International segment, including stores acquired in the Labuan acquisition.
Domestic
Net sales for the Domestic segment decreased by $25 million or 1.5%, to $1,618 million for the thirteen weeks ended April 28, 2012, compared to $1,643 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 0.8%.
The decrease in comparable store net sales resulted primarily from decreases in our entertainment and juvenile (including baby) categories. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our juvenile (including baby) category was primarily due to decreased sales of infant care products and apparel. Partially offsetting these decreases were increases in our learning and core toy categories. The increase in our learning category was primarily due to increased sales of construction toys. The increase in our core toy category was primarily due to increased sales of dolls and action figures.
International
Net sales for the International segment increased by $1 million or 0.1%, to $994 million for the thirteen weeks ended April 28, 2012, compared to $993 million for the same period last year. Excluding a $14 million decrease in Net sales due to foreign currency translation, International Net sales increased primarily as a result of an increase in net sales from new locations, including stores acquired in the Labuan acquisition. The increase in net sales from new locations was offset by a decrease in comparable store net sales of 5.0%.
The decrease in comparable store net sales resulted primarily from decreases in our entertainment, seasonal and core toy categories. The decrease in our entertainment category was primarily due to decreased sales of video game systems and software. The decrease in our seasonal category was primarily due to decreased sales of outdoor products. The decrease in our core toy category was primarily due to a decline in sales of action figures. Partially offsetting these decreases was an increase in our learning category primarily as a result of increased sales of construction toys.

Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	13 Weeks Ended
				Percentage of Net sales
($ In millions)	April 28, 2012	April 30, 2011	$ Change	April 28, 2012	April 30, 2011	Change
Domestic	$608	$600	$8	37.6%	36.5%	1.1%
International	389	378	11	39.1%	38.1%	1.0%
Toys “R” Us - Consolidated	$997	$978	$19	38.2%	37.1%	1.1%
Gross margin increased by $19 million to $997 million for the thirteen weeks ended April 28, 2012, compared to $978 million for the same period last year. Foreign currency translation decreased Gross margin by approximately $7 million.
Gross margin, as a percentage of Net sales, increased by 1.1 percentage points for the thirteen weeks ended April 28, 2012, compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by margin rate improvements in certain categories and improvements in sales mix away from lower margin products.
Domestic
Gross margin increased by $8 million to $608 million for the thirteen weeks ended April 28, 2012, compared to $600 million for the same period last year. Gross margin, as a percentage of Net sales, for the thirteen weeks ended April 28, 2012 increased by 1.1 percentage points compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in margin rates, predominantly in our learning and seasonal categories. Additionally contributing to the increase were improvements in sales mix away from lower margin products, predominantly in our entertainment category.
International
Gross margin increased by $11 million to $389 million for the thirteen weeks ended April 28, 2012, compared to $378 million for the same period last year. Foreign currency translation decreased Gross margin by approximately $7 million. Gross margin, as a percentage of Net sales, for the thirteen weeks ended April 28, 2012 increased by 1.0 percentage point compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in margin rates, predominantly in our core toy and entertainment categories.

Selling, General and Administrative Expenses
The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net sales
($ In millions)	April 28, 2012	April 30, 2011	$ Change	April 28, 2012	April 30, 2011	Change
Toys “R” Us - Consolidated	$898	$897	$1	34.4%	34.0%	0.4%
SG&A increased by $1 million to $898 million for the thirteen weeks ended April 28, 2012, compared to $897 million for the same period last year. As a percentage of Net sales, SG&A increased by 0.4 percentage points. Foreign currency translation decreased SG&A by approximately $5 million.

Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to an increase in rent expense of $12 million attributable to new and existing locations, including stores acquired in the Labuan acquisition, partially offset by a decrease of $4 million in expenses associated with credit card processing fees.

Depreciation and Amortization

	13 Weeks Ended
(In millions)	April 28, 2012	April 30, 2011	Change
Toys “R” Us - Consolidated	$100	$98	$2
Depreciation and amortization increased by $2 million to $100 million for the thirteen weeks ended April 28, 2012, compared to $98 million for the same period last year. The increase was primarily due to additional depreciation resulting from new locations in conjunction with the Labuan acquisition during the fourth quarter of fiscal 2011. Refer to Note 10 to the Condensed Consolidated Financial Statements entitled “Acquisitions and Dispositions” for further details regarding the Labuan acquisition.

Other Income, Net
Other income, net includes the following:

•	gift card breakage income;

•	credit card program income;

•	net gains on sales of properties;

•	impairment on long-lived assets;

•	foreign exchange gains and losses; and

•	other operating income and expenses.

	13 Weeks Ended
(In millions)	April 28, 2012	April 30, 2011	Change
Toys “R” Us - Consolidated	$11	$10	$1
Other income, net increased by $1 million to $11 million for the thirteen weeks ended April 28, 2012, compared to $10 million for the same period last year.

Interest Expense

	13 Weeks Ended
(In millions)	April 28, 2012	April 30, 2011	Change
Toys “R” Us - Consolidated	$112	$128	$(16)
Interest expense decreased by $16 million to $112 million for the thirteen weeks ended April 28, 2012, compared to $128 million for the same period last year. The decrease was primarily due to a reduction of $13 million in charges related to our derivative instruments.

Interest Income

	13 Weeks Ended
(In millions)	April 28, 2012	April 30, 2011	Change
Toys “R” Us - Consolidated	$4	$2	$2
Interest income increased by $2 million to $4 million for the thirteen weeks ended April 28, 2012, compared to $2 million for the same period last year.

Income Tax Benefit
The following table summarizes our income tax benefit and effective tax rates for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	13 Weeks Ended
($ In millions)	April 28, 2012	April 30, 2011
Loss before income taxes	$(98)	$(133)
Income tax benefit	38	66
Effective tax rate	(38.8)%	(49.6)%
The effective tax rates for the thirteen weeks ended April 28, 2012 and April 30, 2011 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 40.3% for the thirteen weeks ended April 28, 2012 compared to 47.3% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to an increase in the earnings that are permanently reinvested outside the United States, a decrease in taxable permanent adjustments and a change in the mix of earnings between jurisdictions.

For the thirteen weeks ended April 28, 2012, our effective tax rate was impacted by tax expense of approximately $1 million related to changes to our liability for uncertain tax positions. For the thirteen weeks ended April 30, 2011, our effective tax rate was impacted by a tax benefit of $2 million related to changes to our liability for uncertain tax positions.
Our expectation of our full year effective tax rate for fiscal 2012 (which includes our forecasted annualized effective tax rate, adjusted for full year discrete items) has not materially changed from our initial expectation disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Liquidity and Capital Resources
Overview
As of April 28, 2012, we were in compliance with all of our covenants related to our outstanding debt. At April 28, 2012, under our $1.85 billion secured revolving credit facility (“ABL Facility”), we had no outstanding borrowings, a total of $100 million of outstanding letters of credit and excess availability of $1,001 million. We are also subject to a minimum excess availability covenant, which was $125 million at April 28, 2012, with remaining availability of $876 million in excess of the covenant.
Toys "R" Us-Japan, Ltd. ("Toys-Japan") currently has a credit agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Under the agreement, Tranche 1 is available in amounts of up to ¥14.9 billion ($186 million at April 28, 2012), and expires on June 30, 2013. At April 28, 2012, we had no outstanding borrowings under Tranche 1.
Tranche 2 is available in amounts of up to ¥10.0 billion ($125 million at April 28, 2012), expiring on June 29, 2012. At April 28, 2012, we had outstanding short-term borrowings of $101 million under Tranche 2, with $24 million of remaining availability.
Additionally, Toys-Japan has an uncommitted line of credit with total availability of ¥2.8 billion ($35 million at April 28, 2012), which will renew April 1 of each year unless otherwise canceled. As of April 28, 2012, we had no outstanding borrowings under the uncommitted line of credit.
Our European and Australian asset-based revolving credit facility as amended (the "European ABL") provides for a five-year £138 million ($224 million at April 28, 2012) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At April 28, 2012, we had no outstanding borrowings and $144 million of availability under the European ABL.
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$323 million ($42 million at April 28, 2012). As of April 28, 2012, we had $12 million of borrowings, which has been included in Accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets, and $3 million of bank guarantees issued under these facilities.  The remaining availability under these facilities was $27 million.
We are dependent on the borrowings provided by the lenders to support our working capital needs and/or capital expenditures. As of April 28, 2012, we have funds available to finance our operations under our European ABL through March 2016, our ABL Facility through August 2015, and our Toys-Japan unsecured credit lines with a Tranche maturing June 2012 and a

Tranche maturing June 2013. In addition, Labuan and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
In general, our primary uses of cash are providing for working capital purposes (which principally represent the purchase of inventory), servicing debt, remodeling existing stores (including conversions), financing construction of new stores and paying expenses, such as payroll costs, to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the fourth quarter holiday selling season. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and borrowings under our revolving credit facilities and credit lines.
Although we believe that cash generated from operations, along with our existing cash, revolving credit facilities and credit lines will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next 12 months, any world-wide financial market disruption could have a negative impact on our available resources in the future.
As of April 28, 2012, we have approximately $1.5 billion of indebtedness due within the next 12 months which primarily consisted of the following outstanding borrowings listed below. Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for more information regarding our debt.

•	Toys-Japan unsecured credit lines - Tranche 2, ¥8 billion due June 2012 ($101 million at April 28, 2012)

•	French real estate credit facility, €61 million due February 2013 ($81 million at April 28, 2012)

•	Spanish real estate credit facility, €127 million due February 2013 ($168 million at April 28, 2012)

•	U.K. real estate senior and junior credit facilities, £408 million due April 2013 ($663 million at April 28, 2012)

•	7.875% senior notes due April 2013 ($398 million at April 28, 2012)
We have commenced discussions on potential refinancing options related to these maturities with various lenders and advisors. We believe that we have the ability to refinance (or repay a portion of and refinance) these credit facilities and note prior to maturity; however given that the majority of our upcoming maturities are concentrated in Europe, the weakness of the European economic climate could reduce or restrict our ability to refinance these debt obligations on favorable terms. Our minimum projected obligations for fiscal 2012 and beyond are set forth below under “Contractual Obligations and Commitments.”

Capital Expenditures
A component of our long-term strategy is our capital expenditure program. Our capital expenditures are primarily for financing construction of new stores and remodeling existing stores (including conversions), in-line with our commitment to our toy and juvenile integration strategy, as well as improving and enhancing our information technology and logistics systems. Capital expenditures are funded primarily through cash provided by operating activities, as well as available cash. In anticipation of upcoming debt refinancings, we currently intend to reduce our capital expenditures from $380 million in fiscal 2011 to approximately $300 million for fiscal 2012.
The following table discloses our capital expenditures for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	13 Weeks Ended
(In millions)	April 28, 2012	April 30, 2011
Conversion projects (1)	$14	$12
Information technology	13	12
New stores (2)	12	19
Other store-related projects (3)	8	3
Distribution centers	5	12
Total capital expenditures	$52	$58

(1)	Primarily includes SBS conversions as well as other remodels pursuant to our juvenile integration strategy.

(2)	Primarily includes SBS relocations as well as single format stores (including Express stores).

(3)	Includes other store-related projects (other than conversion projects) such as store updates.

Cash Flows

	13 Weeks Ended
(In millions)	April 28, 2012	April 30, 2011	Change
Net cash used in operating activities	$(346)	$(564)	$218
Net cash used in investing activities	(51)	(51)	—
Net cash provided by financing activities	306	74	232
Effect of exchange rate changes on Cash and cash equivalents	(1)	24	(25)
Net decrease during period in Cash and cash equivalents	$(92)	$(517)	$425

Cash Flows Used In Operating Activities
Net cash used in operating activities decreased $218 million to $346 million for the thirteen weeks ended April 28, 2012, compared to $564 million for the thirteen weeks ended April 30, 2011. The decrease in net cash used in operating activities was primarily the result of a decrease in purchases of merchandise inventories due to our levels of merchandise inventories as of January 28, 2012.

Cash Flows Used In Investing Activities
Net cash used in investing activities was $51 million for the thirteen weeks ended April 28, 2012, consistent with the thirteen weeks ended April 30, 2011.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased $232 million to $306 million for the thirteen weeks ended April 28, 2012, compared to $74 million for the thirteen weeks ended April 30, 2011. The increase in net cash provided by financing activities was primarily due to a $229 million increase in net debt borrowings predominantly attributable to the issuance of the Second Incremental Secured Term Loan (as defined below).

Debt
Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt and any of the transactions described below.
As of April 28, 2012, we had total indebtedness of approximately $5.5 billion, of which $3.3 billion was secured indebtedness.
During the thirteen weeks ended April 28, 2012, the following event occurred with respect to our debt structure:
On April 10, 2012, Toys-Delaware and certain of its subsidiaries entered into a Second Incremental Joinder Agreement (the “Second Joinder Agreement”) to the amended and restated Toys-Delaware's secured term loan agreement ("Secured Term Loan Facility"). The Second Joinder Agreement added a new tranche of term loans in an aggregate principal amount of $225 million due fiscal 2018 (“Second Incremental Secured Term Loan”), which increased the size of the Secured Term Loan Facility to an aggregate principal amount of $1.3 billion. The Second Incremental Secured Term Loan was issued at a discount of approximately $5 million which resulted in gross proceeds of approximately $220 million.
Subsequent Event
In accordance with the indenture governing Toys “R” Us Property Company I, LLC's (“TRU Propco I”) 10.750% senior notes (the "Notes"), TRU Propco I commenced a tender offer on May 14, 2012 to purchase up to an aggregate principal amount of approximately $33 million of the Notes for cash. The tender offer will expire on June 13, 2012. To the extent that the tender offer is not accepted by holders, TRU Propco I will use such funds as permitted by the indenture governing the Notes, including making dividends to us.
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 9 to our Condensed Consolidated Financial Statements entitled “Related party transactions.”

Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Due to the changes in our Long-term debt during the thirteen weeks ended April 28, 2012 described in Note 2 to the Condensed Consolidated Financial Statements entitled "Short-term borrowings and long-term debt", we have provided updated Short-term borrowings and long-term debt and interest payment information. The following table summarizes our contractual obligations associated with our Short-term borrowings and long-term debt and related interest payments as of April 28, 2012.

	Payments Due By Period
(In millions)	Remainder of Fiscal 2012	Fiscals 2013 & 2014	Fiscals 2015 & 2016	Fiscals 2017 and thereafter	Total
Short-term borrowings and long-term debt (1)(2)	$403	$1,144	$1,099	$2,686	$5,332
Interest payments (3)(4)	314	641	568	222	1,745
Total	$717	$1,785	$1,667	$2,908	$7,077

(1)
Reflects the issuance of Toys-Delaware's Second Incremental Secured Term Loan. See Note 2 to our Condensed Consolidated Financial Statements entitled "Short-term borrowings and long-term debt" for further details.

(2)	Excludes finance obligations associated with capital projects and capital lease obligations.

(3)	In an effort to manage interest rate exposures, we periodically enter into interest rate swaps and interest rate caps.

(4)	Interest payments for our ABL Facility, European ABL and our Toys-Japan unsecured credit lines were estimated based on the average borrowings under each of the facilities for the last twelve months.

Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 28, 2012 for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) which eliminated the option to report other comprehensive income and its components in the Statement of Changes in Stockholder's Equity and provides entities with two presentation alternatives. As of January 29, 2012, the Company adopted ASU 2011-05 and modified the presentation of its Condensed Consolidated Financial Statements by electing to present items of net earnings and other comprehensive income in two separate consecutive statements. The presentation and disclosure requirements of ASU 2011-05 were applied retrospectively.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with accounting principles generally accepted in the United States (“GAAP”) and International Financial Reporting Standards (“IFRS”). As of January 29, 2012, the Company has adopted ASU 2011-04 and has applied this guidance prospectively. Other than enhanced disclosures, the adoption of ASU 2011-04 did not have a material impact on our Condensed Consolidated Financial Statements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, the other reports and documents that we have filed or may file in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, store openings, integration and remodeling, the development, implementation and integration of our Internet business, future financial or operational performance, projected sales or earnings per share for certain periods, comparable store net sales from one period to another, cost savings, results of store closings and restructurings, outcome or impact of pending or threatened litigation, domestic or international developments, amount and allocation of future capital expenditures, growth initiatives, inventory levels, cost of goods, selection and type of merchandise, marketing positions, implementation of safety standards, future financings and other goals and targets and statements of the assumptions underlying or relating to any such statements.
These statements are subject to risks, uncertainties, and other factors, including, among others, the seasonality of our business, competition in the retail industry, economic factors and consumer spending patterns, the availability of adequate financing, access to trade credit, changes in consumer preferences, our dependence on key vendors for our merchandise, political and other developments associated with our international operations, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact our business, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on March 21, 2012, as well as our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the thirteen weeks ended April 28, 2012. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Additional Information
As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2012, on October 31, 2011, the Company acquired a 70% ownership interest in Toys (Labuan) Holding Limited ("Labuan") from Li & Fung Retailing Limited. Management's assessment and conclusion on the effectiveness of internal control over financial reporting for the fiscal year ended January 28, 2012, excluded the internal controls of Labuan; however, for the fiscal year ending February 2, 2013, this assessment and conclusion will include the controls of Labuan.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are, and in the future, may be involved in various lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate, estimated amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons:  (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict.  However, based upon our historical experience with similar matters, we do not expect that any such additional losses would be material to our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors
As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See the Index to Exhibits immediately following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

Date: June 8, 2012	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.1
Amendment No. 4, effective as of March 2, 2012 , to the Amended and Restated Toys “R” Us Holdings, Inc. 2005 Management Equity Plan, (subsequently assumed by the Registrant and renamed the Amended and Restated Toys “R” Us, Inc. Management Equity Plan), adopted on August 3, 2007 (“MEP”).

10.2	Amendment No. 5, effective as of May 21, 2012, to the MEP.

10.3
Amendment No. 2, dated as of April 10, 2012, to the Amended and Restated Credit Agreement, dated as of August 24, 2010 (the “New Secured Term Loan”), by and among Toys “R” Us - Delaware, Inc., as Borrower, Bank of America N.A., as Administrative Agent and as Collateral Agent, and the other agents and the lenders named therein (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on September 10, 2010).

10.4
Incremental Joinder Agreement No. 2, dated as of April 10, 2012, to the New Secured Term Loan, dated as of August 24, 2010 by and between, among others, Toys “R” Us - Delaware, Inc., as the Borrower, Bank of America, N.A. as Administrative Agent, and the other agents and the lenders party thereto.

10.5	Form of Amendment, effective as of March 2, 2012, to the Form of Toys “R” Us, Inc. NonQualified Stock Option Agreement for Executive Officers for awards under the 2010 Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase