Form 10-Q
period 2012-07-28
TOYS R US INC
filed 2012-09-06
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2012
Commission file number 1-11609
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
As of August 30, 2012 there were outstanding 49,260,776 shares of common stock of Toys “R” Us, Inc.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	July 28, 2012	January 28, 2012	July 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$531	$701	$356
Accounts and other receivables	317	254	339
Merchandise inventories	2,315	2,232	2,442
Current deferred tax assets	127	128	112
Prepaid expenses and other current assets	124	122	155
Total current assets	3,414	3,437	3,404
Property and equipment, net	3,951	4,052	4,081
Goodwill	448	448	386
Deferred tax assets	264	279	214
Restricted cash	19	30	16
Other assets	558	596	541
Total Assets	$8,654	$8,842	$8,642

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,267	$1,447	$1,336
Accrued expenses and other current liabilities	754	916	712
Income taxes payable	35	51	42
Current portion of long-term debt	985	315	171
Total current liabilities	3,041	2,729	2,261
Long-term debt	4,479	4,846	5,363
Deferred tax liabilities	155	154	120
Deferred rent liabilities	350	338	326
Other non-current liabilities	247	243	251
Temporary equity - noncontrolling interest	39	29	—
Total stockholders’ equity	343	503	321
Total Liabilities, Temporary Equity and Stockholders’ Equity	$8,654	$8,842	$8,642
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions, except share data)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$2,552	$2,648	$5,164	$5,284
Cost of sales	1,534	1,623	3,149	3,281
Gross margin	1,018	1,025	2,015	2,003
Selling, general and administrative expenses	887	885	1,785	1,782
Depreciation and amortization	100	102	200	200
Other income, net	(12)	(10)	(23)	(20)
Total operating expenses	975	977	1,962	1,962
Operating earnings	43	48	53	41
Interest expense	(103)	(112)	(215)	(240)
Interest income	4	2	8	4
Loss before income taxes	(56)	(62)	(154)	(195)
Income tax benefit	20	28	58	94
Net loss	$(36)	$(34)	$(96)	$(101)

Loss per common share attributable to common shareholders (1):
Basic (Note 1)	$(0.84)	$(0.69)	$(2.16)	$(2.06)
Diluted (Note 1)	(0.84)	(0.69)	(2.16)	(2.06)
Weighted average shares used in computing per share amounts:
Basic (Note 1)	49,074,991	48,972,600	49,035,255	48,966,304
Diluted (Note 1)	49,074,991	48,972,600	49,035,255	48,966,304

(1) The “Loss per common share attributable to common shareholders” computation includes an adjustment to “Net loss” for changes in the carrying amount of the redeemable Noncontrolling interest for the thirteen and twenty-six weeks ended July 28, 2012. Refer to Note 1 entitled “Basis of presentation” for further details.
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net loss	$(36)	$(34)	$(96)	$(101)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(35)	12	(53)	75
Unrealized loss on hedged transactions	—	—	—	(1)
Unrealized actuarial gains	—	—	—	1
Total other comprehensive (loss) income, net of tax	(35)	12	(53)	75
Comprehensive loss, net of tax	$(71)	$(22)	$(149)	$(26)
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(In millions)	July 28, 2012	July 30, 2011
Cash Flows from Operating Activities:
Net loss	$(96)	$(101)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	200	200
Amortization of debt issuance costs	17	18
Deferred income taxes	10	19
Other	(4)	20
Changes in operating assets and liabilities:
Accounts and other receivables	34	60
Merchandise inventories	(106)	(285)
Prepaid expenses and other operating assets	19	—
Accounts payable, Accrued expenses and other liabilities	(305)	(493)
Income taxes payable and receivable	(115)	(152)
Net cash used in operating activities	(346)	(714)
Cash Flows from Investing Activities:
Capital expenditures	(126)	(141)
Decrease in restricted cash	10	1
Proceeds from sales of fixed assets	8	13
Acquisitions	(15)	—
Net cash used in investing activities	(123)	(127)
Cash Flows from Financing Activities:
Long-term debt borrowings	662	1,004
Long-term debt repayments	(351)	(827)
Short-term debt borrowings, net	5	—
Capitalized debt issuance costs	(5)	(14)
Purchase of Toys-Japan shares	—	(1)
Other	(2)	(1)
Net cash provided by financing activities	309	161
Effect of exchange rate changes on Cash and cash equivalents	(10)	23
Cash and cash equivalents:
Net decrease during period	(170)	(657)
Cash and cash equivalents at beginning of period	701	1,013
Cash and cash equivalents at end of period	$531	$356
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In millions)	Issued Shares	Treasury Amount
Balance, January 29, 2011	49	$(8)	$31	$280	$40	$343
Net loss	—	—	—	(101)	—	(101)
Total other comprehensive income, net of tax	—	—	—	—	75	75
Issuance of restricted stock	—	7	(7)	—	—	—
Amortization of restricted stock	—	—	1	—	—	1
Issuance of common stock	—	2	(1)	—	—	1
Stock compensation expense	—	—	2	—	—	2
Balance, July 30, 2011	49	$1	$26	$179	$115	$321

Balance, January 28, 2012	49	$(2)	$35	$426	$44	$503
Net loss	—	—	—	(96)	—	(96)
Total other comprehensive loss, net of tax	—	—	—	—	(53)	(53)
Restricted stock forfeitures	—	(1)	1	—	—	—
Amortization of restricted stock	—	—	2	—	—	2
Repurchase of common stock	—	(19)	—	—	—	(19)
Issuance of common stock	—	17	(4)	—	—	13
Stock compensation expense	—	—	6	—	—	6
Stock award reclassification	—	—	(3)	—	—	(3)
Adjustment of noncontrolling interest to redemption value	—	—	—	(10)	—	(10)
Balance, July 28, 2012	49	$(5)	$37	$320	$(9)	$343

(1) For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of July 28, 2012, January 28, 2012, and July 30, 2011, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011, and the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity for the twenty-six weeks ended July 28, 2012 and July 30, 2011, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Consolidated Balance Sheet at January 28, 2012, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 28, 2012. The results of operations for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011 are not necessarily indicative of operating results for the full year.
Adoption of New Accounting Standard
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which eliminates the option to report other comprehensive income and its components in the Statement of Changes in Stockholder's Equity and provides entities with two presentation alternatives. As of January 29, 2012, the Company adopted ASU 2011-05 and modified the presentation of its Condensed Consolidated Financial Statements by electing to present items of net earnings and other comprehensive income in two separate consecutive statements. The presentation and disclosure requirements of ASU 2011-05 were applied retrospectively.
Loss per share
A reconciliation of Net loss to Net loss attributable to common shareholders for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011 is computed as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net loss	$(36)	$(34)	$(96)	$(101)
Less: Adjustment of noncontrolling interest to redemption value	5	—	10	—
Net loss attributable to common shareholders	$(41)	$(34)	$(106)	$(101)

Loss per share is computed as follows (in millions, except for share data):

	13 Weeks Ended
	July 28, 2012			July 30, 2011
	Net Loss Attributable to Common Shareholders	Weighted Average Shares	Per Share Amount	Net Loss Attributable to Common Shareholders	Weighted Average Shares	Per Share Amount
Basic loss per share	$(41)	49,074,991	$(0.84)	$(34)	48,972,600	$(0.69)
Effect of dilutive share-based awards	—	—	—	—	—	—
Diluted loss per share	$(41)	49,074,991	$(0.84)	$(34)	48,972,600	$(0.69)

	26 Weeks Ended
	July 28, 2012			July 30, 2011
	Net Loss Attributable to Common Shareholders	Weighted Average Shares	Per Share Amount	Net Loss Attributable to Common Shareholders	Weighted Average Shares	Per Share Amount
Basic loss per share	$(106)	49,035,255	$(2.16)	$(101)	48,966,304	$(2.06)
Effect of dilutive share-based awards	—	—	—	—	—	—
Diluted loss per share	$(106)	49,035,255	$(2.16)	$(101)	48,966,304	$(2.06)
As a result of the Toys (Labuan) Holding Limited (“Labuan”) acquisition in fiscal 2011, the Company began applying the two-class method of calculating earnings (loss) per share. The two-class method calculates earnings (loss) per share by distinguishing between the classes of securities based on the proportionate participation rights of each award type in our undistributed earnings (loss). The changes in the carrying amount of the redeemable Noncontrolling interest are reflected in earnings (loss) per share using the two-class method, as being akin to a dividend. Diluted earnings (loss) per share is calculated using the more dilutive of the treasury stock method or the two-class method. The application of this method did not have an impact on the prior period loss per share.
Basic loss per share is computed by dividing Net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during each of the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011. Diluted loss per share is determined based on the dilutive effect of share-based awards using the treasury stock method.
For the thirteen weeks ended July 28, 2012 and July 30, 2011, the effect of dilutive stock-based awards would have been approximately 0.9 million and 1.2 million shares, respectively. For the twenty-six weeks ended July 28, 2012 and July 30, 2011, the effect of dilutive stock-based awards would have been approximately 1.0 million and 1.2 million shares, respectively. As the Company incurred a Net loss for the thirteen and twenty-six week periods presented, these incremental shares have been excluded from the computation of diluted loss per share as the effect of their inclusion would be anti-dilutive.

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of July 28, 2012, January 28, 2012 and July 30, 2011 is outlined in the table below:

(In millions)	July 28, 2012	January 28, 2012	July 30, 2011
Short-term borrowings
Labuan uncommitted lines of credit	$14	$9	$—
Long-term debt
French real estate credit facility, due fiscal 2012	$75	$81	$89
Spanish real estate credit facility, due fiscal 2012	156	168	184
U.K. real estate senior credit facility, due fiscal 2013	546	547	573
U.K. real estate junior credit facility, due fiscal 2013	95	95	100
7.875% senior notes, due fiscal 2013 (1)(2)	399	398	397
Toys-Japan unsecured credit lines, expires fiscals 2013-2014 (3)	116	—	108
Toys-Japan 1.85%-2.85% loans due fiscals 2013-2016	154	166	194
Secured revolving credit facility, expires fiscal 2015 (4)	—	—	173
European and Australian asset-based revolving credit facility, expires fiscal 2016	—	—	33
Secured term loan facility, due fiscal 2016 (4)	680	683	686
7.375% senior secured notes, due fiscal 2016 (4)	363	365	358
10.750% senior notes, due fiscal 2017 (5)	932	931	930
8.500% senior secured notes, due fiscal 2017 (6)	717	717	716
Incremental secured term loan facility, due fiscal 2018 (4)	393	394	396
Second incremental secured term loan facility, due fiscal 2018 (4)(7)	221	—	—
7.375% senior notes, due fiscal 2018 (1)	404	404	404
8.750% debentures, due fiscal 2021 (8)	22	22	22
Finance obligations associated with capital projects	153	147	128
Capital lease obligations	38	43	43
	5,464	5,161	5,534
Less current portion (9)	985	315	171
Total Long-term debt (10)	$4,479	$4,846	$5,363

(1)	Represents obligations of Toys “R” Us, Inc. (the “Parent Company”) legal entity.

(2)
On August 1, 2012, we completed the offering of $450 million aggregate principal amount of 10.375% senior notes due fiscal 2017 (the “2017 Notes”). The net proceeds were primarily used to redeem the $400 million outstanding principal amount of our 7.875% senior notes due fiscal 2013 (the “2013 Notes”), plus fees. As a result of this refinancing, the 2013 Notes are classified as long-term as of July 28, 2012.

(3)
Toys “R” Us-Japan, Ltd. (“Toys-Japan”) currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). On June 25, 2012, Toys-Japan amended the terms under Tranche 1 and entered into an agreement to refinance Tranche 2 of its committed lines of credit.

(4)	Represents obligations of Toys “R” Us-Delaware, Inc. (“Toys-Delaware”).

(5)	Represents obligations of Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”).

(6)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).

(7)
On April 10, 2012, Toys-Delaware and certain of its subsidiaries issued a new tranche of term loans in an aggregate principal amount of $225 million due fiscal 2018 (“Second Incremental Secured Term Loan”). Pursuant to the terms of the agreement, Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($2.25 million per year) of the original principal amount of the loan. As such, this amount has been classified as Current portion of Long-term debt on our Condensed Consolidated Balance Sheet as of July 28, 2012.

(8)	Represents obligations of the Parent Company and Toys-Delaware.

(9)	Current portion of Long-term debt as of July 28, 2012 is primarily comprised of $546 million of U.K. real estate senior credit facility due April 7, 2013; $156 million of our Spanish real estate credit facility due February 1, 2013; $95 million of our U.K. real estate junior credit facility due April 7, 2013; and $75 million of our French real estate credit facility due February 1, 2013.

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
The amount of net assets that were subject to such restrictions was approximately $628 million as of July 28, 2012. Our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs and/or capital expenditures. As of July 28, 2012, we have funds available to finance our operations under our European and Australian asset-based revolving credit facility (“European ABL Facility”) through March 2016, our Secured revolving credit facility (“ABL Facility”) through August 2015 and our Toys-Japan unsecured credit lines with a tranche maturing June 2013 and a tranche maturing June 2014. In addition, Labuan and Toys-Japan have uncommitted lines of credit due on demand.
As of July 28, 2012, after giving effect to the August 1, 2012 offering of the 2017 Notes, the proceeds of which were primarily used to redeem the 2013 Notes, we have approximately $1.0 billion of indebtedness due within the next 12 months, which primarily consists of instruments described above in Current portion of long-term debt. As of July 28, 2012, we had access to a total of approximately $540 million of funds at the Parent Company, composed of approximately $190 million in cash and cash equivalents and approximately $350 million in short-term intercompany receivables, which could be funded through availability under our ABL Facility and European ABL Facility. We may consider using a significant portion of these funds in connection with the refinancing, extension or amendment, subject to the availability of commercially reasonable terms for any refinancing or extension or amendment of the real estate credit facilities. We have commenced discussions related to these facilities with various lenders and advisors and are considering various refinancing options including whether to use in-country liquidity and refinancings through amend and extend transactions, or debt issued by our European subsidiary, Toys “R” Us-Europe, LLC. The use of any such refinancing option is dependent upon the availability of commercially reasonable terms and whether such refinancing options would be a commercially reasonable use of the Company's available liquidity. Therefore, based on funds available at the Parent Company and our discussions with various lenders and advisors, we believe that we have the ability to either refinance (or repay a portion of and refinance) these credit facilities prior to maturity; however given that our upcoming maturities are concentrated in Europe, the weakness of the European economic climate could reduce or restrict our ability to refinance these debt obligations on favorable terms.
The total fair values of our Long-term debt, with carrying values of approximately $5.5 billion, $5.2 billion and $5.5 billion at July 28, 2012, January 28, 2012 and July 30, 2011, were $5.4 billion, $5.2 billion and $5.7 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods. We believe that the fair value of certain of our debt instruments totaling approximately $1.2 billion, $1.1 billion and $1.5 billion at July 28, 2012, January 28, 2012 and July 30, 2011 were estimated using Level 3 inputs, as these instruments are not publicly traded and therefore we are unable to obtain quoted market prices.
Labuan uncommitted lines of credit, due on demand ($14 million at July 28, 2012)
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$323 million ($42 million at July 28, 2012). As of July 28, 2012, we had $14 million of borrowings, which has been included in Accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets, and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $25 million. The average interest rate on the drawn borrowings was 1.99% for the twenty-six weeks ended July 28, 2012.
Toys-Japan Unsecured Credit Lines, expires fiscals 2013 - 2014 ($116 million at July 28, 2012)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes Tranche 1 and Tranche 2. On June 25, 2012, Toys-Japan amended the terms of Tranche 1. Tranche 1 is available in amounts of up to ¥12.9 billion ($164 million at July 28, 2012), expiring on June 28, 2013, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80% per annum. We paid fees of less than $1 million to amend Tranche 1, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At July 28, 2012, we had outstanding borrowings of $52 million under Tranche 1, with $112 million of remaining availability.
Additionally, on June 25, 2012, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Tranche 2 is available in amounts of up to ¥12.0 billion ($153 million at July 28, 2012), expiring on June 27, 2014, and bears an interest rate of TIBOR plus 0.80% per annum. We paid fees of approximately $2 million to refinance Tranche 2, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At July 28, 2012, we had outstanding borrowings of $64 million under Tranche 2, with $89 million of remaining availability.
The agreement contains covenants, including, among other things, covenants that require Toys-Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys-Japan from paying dividends or making loans to affiliates without lender consent.
Additionally, Toys-Japan has an uncommitted line of credit with total availability of ¥2.8 billion ($36 million at July 28, 2012), which will renew April 1 of each year unless otherwise canceled. The uncommitted line of credit bears an interest rate of TIBOR plus 0.50%. As of July 28, 2012, we had no outstanding borrowings under the uncommitted line of credit.
$1.85 billion ABL Facility, expires fiscal 2015 ($0 million at July 28, 2012)
At July 28, 2012, under our ABL Facility we had no outstanding borrowings, a total of $100 million of outstanding letters of credit and excess availability of $1,030 million. We are also subject to a minimum excess availability covenant, which was $125 million at July 28, 2012, with remaining availability of $905 million in excess of the minimum covenant level.
European ABL Facility, expires fiscal 2016 ($0 million at July 28, 2012)
The European ABL Facility, as amended provides for a five-year £138 million ($217 million at July 28, 2012) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At July 28, 2012, we had no outstanding borrowings and $147 million of availability under the European ABL Facility.
10.750% senior notes, due fiscal 2017 ($932 million at July 28, 2012)
In accordance with the indenture governing TRU Propco I's 10.750% senior notes due fiscal 2017 (the “Propco I Notes”), TRU Propco I commenced a tender offer on May 14, 2012 to purchase up to an aggregate principal amount of approximately $33 million of the Propco I Notes for approximately $32 million in cash. The tender offer expired on June 13, 2012, with no holders opting to tender. Therefore, as permitted by the indenture, TRU Propco I made a cash distribution of approximately $32 million to the Parent Company on June 21, 2012.
Second Incremental Secured Term Loan, due fiscal 2018 ($221 million at July 28, 2012)
On April 10, 2012, Toys-Delaware and certain of its subsidiaries entered into a Second Incremental Joinder Agreement (the “Second Joinder Agreement”) to the amended and restated Toys-Delaware secured term loan agreement (“Secured Term Loan Facility”). The Second Joinder Agreement added the Second Incremental Secured Term Loan, increasing the total size of the Secured Term Loan Facility to an aggregate principal amount of $1.3 billion.
The Second Incremental Secured Term Loan was borrowed at a discount of approximately $5 million, which resulted in gross proceeds of approximately $220 million. The gross proceeds were used to pay transaction fees of approximately $5 million, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. Investment funds or accounts advised by Kohlberg Kravis Roberts & Co. L.P. (“KKR”) owned $7 million of the Second Incremental Secured Term

Loan as of July 28, 2012. The net proceeds were raised by Toys-Delaware for general corporate purposes, including, without limitation, to make restricted payments or other distributions to provide funds to us to repay, refinance, repurchase, redeem, defease or otherwise satisfy any indebtedness of the Company or any of its subsidiaries. The Second Incremental Secured Term Loan will mature on May 25, 2018, and bears interest at a rate of London Interbank Offered Rate (“LIBOR”) (with a floor of 1.50%) plus 3.75%, subject to a 0.25% step-down based on our total leverage ratio.
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
Subsequent Event
10.375% senior notes, due fiscal 2017
On August 1, 2012, we completed the offering of the 2017 Notes. The 2017 Notes were issued at a discount of approximately $5 million, which resulted in gross proceeds of approximately $445 million. The gross proceeds were used to pay transaction fees of approximately $14 million, which will be capitalized as deferred debt issuance costs and amortized over the term of the agreement. Investment funds or accounts advised by KKR owned $15 million of the 2017 Notes as of August 1, 2012. The net proceeds were used to redeem the outstanding 2013 Notes, including premiums, to pay fees and expenses incurred in connection with the offering and for general corporate purposes. As a result of the repayment of the 2013 Notes, we will expense less than $1 million of deferred debt issuance costs. The 2017 Notes are solely the obligation of the Parent Company and are not guaranteed by Toys-Delaware or any of our other subsidiaries.
The indenture governing the 2017 Notes contain covenants, including, among other things, covenants that restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions, make investments and other restricted payments, create liens, sell assets, incur restrictions on the ability of a subsidiary to pay dividends or make other payments, enter into certain transactions with affiliates and consolidate, merge, sell or otherwise dispose of all or substantially all of their assets. These covenants are subject to a number of important qualifications and exceptions and will not be applicable to any of our subsidiaries that are designated as “unrestricted subsidiaries.” As of the issue date of the 2017 Notes, Toys “R” Us Properties (UK) Limited, which owns or leases substantially all of our stores in the United Kingdom and leases them to our U.K. operating company, and TRU Asia, LLC, our joint venture for Asia (other than Japan), were unrestricted subsidiaries. Certain covenants will be suspended at any time the 2017 Notes are rated “investment grade.” As of July 28, 2012, the 2017 Notes are not "investment grade." In addition, the Indenture contains customary terms and covenants, including certain events of default after which the 2017 Notes may be due and payable immediately.
The 2017 Notes may be redeemed, in whole or in part, at any time prior to February 15, 2015 at a price equal to 100% of the aggregate principal amount of the 2017 Notes plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The 2017 Notes will be redeemable, in whole or in part, at any time on or after February 15, 2015 at the specified redemption prices, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 40% of the 2017 Notes before February 15, 2015 with the net cash proceeds from certain equity offerings. Following specified kinds of changes of control, we will be required to make an offer to repurchase all of the 2017 Notes at a purchase price of 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. Interest on the 2017 Notes is payable in cash semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2013.
Pursuant to a registration rights agreement that we entered into in connection with the offering of the 2017 Notes, we are required to use our reasonable efforts to file a registration statement with the Securities and Exchange Commission to register notes that would have substantially identical terms as the 2017 Notes, and consummate an exchange offer for such notes within 365 days after August 1, 2012. In the event we fail to meet the 365-day target or certain other conditions set forth in the registration rights agreement, the annual interest rate on the 2017 Notes will increase by 0.25%. The annual interest rate on the 2017 Notes will increase by an additional 0.25% for each subsequent 90-day period such target or conditions are not met, up to a maximum increase of 0.50%.

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, EURIBOR, GBP LIBOR and TIBOR rates. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of July 28, 2012, our interest rate contracts have various maturity dates through September 2016. A portion of our interest rate swaps and caps as of July 28, 2012 are designated as cash flow and fair value hedges in accordance with Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive income (loss); the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. Reclassifications from Accumulated other comprehensive income (loss) to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a net loss of $1 million over the next 12 months to Interest expense from Accumulated other comprehensive income (loss).
The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the changes in fair values of the derivatives and the underlying hedged item separately. For our derivative that is designated as a fair value hedge, we recorded a $3 million and $4 million net gain in earnings related to ineffectiveness for the thirteen and twenty-six weeks ended July 28, 2012, respectively, and a $2 million and $3 million net gain in earnings related to ineffectiveness for the thirteen and twenty-six weeks ended July 30, 2011, respectively.
Certain of our agreements with credit-risk related contingent features contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At July 28, 2012, January 28, 2012 and July 30, 2011, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $5 million, $8 million and $10 million, respectively. As of July 28, 2012, January 28, 2012 and July 30, 2011, respectively, we were not required to post collateral with any derivative counterparties.
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
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At July 28, 2012 and July 30, 2011, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $1 million and $7 million, respectively. At January 28, 2012, we did not have any derivative liabilities related to agreements that contained credit-risk related contingent features. We are not required to post collateral for these contracts.

The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive income (loss) on our Condensed Consolidated Statements of Stockholders’ Equity for the twenty-six weeks ended July 28, 2012 and July 30, 2011:

	26 Weeks Ended
(In millions)	July 28, 2012	July 30, 2011
Derivatives designated as cash flow hedges:
Beginning balance	$(2)	$—
Loss on the change in fair value recognized in Accumulated other comprehensive income (loss) - Interest Rate Contracts (1)	—	(1)
Ending balance	$(2)	$(1)

(1)	Reclassifications from Accumulated other comprehensive income (loss) to Interest expense were nominal for the twenty-six weeks ended July 28, 2012 and July 30, 2011.
The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Derivatives not designated for hedge accounting:
Gain (loss) on the change in fair value - Interest Rate Contracts	$2	$(2)	$3	$(1)
(Loss) gain on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	(7)	1	(10)	6
Gain (loss) on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	6	3	3	(13)
	1	2	(4)	(8)
Derivative designated as fair value hedge:
Gain on the change in fair value - Interest Rate Contract	3	10	2	12
(Loss) gain recognized in Interest expense on hedged item	—	(8)	2	(9)
	3	2	4	3
Total Interest expense	$4	$4	$—	$(5)

(1)
Gains and losses related to our short-term, intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and the related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of July 28, 2012, January 28, 2012 and July 30, 2011:

	July 28, 2012		January 28, 2012		July 30, 2011
	Notional	Fair Value Assets/	Notional	Fair Value Assets/	Notional	Fair Value Assets/
(In millions)	Amount	(Liabilities)	Amount	(Liabilities)	Amount	(Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Other assets	$700	$—	$700	$—	$700	$1
Accrued expenses and other current liabilities	3	—	—	—	—	—
Other non-current liabilities	126	(2)	131	(2)	153	(2)
Interest Rate Contract designated as fair value hedge:
Other assets	$350	$20	$350	$18	$350	$8
Interest Rate Contracts not designated for hedge accounting:
Other assets	$1,611	$—	$1,611	$—	$1,611	$2
Accrued expenses and other current liabilities	323	(4)	249	(4)	—	—
Other non-current liabilities	—	—	92	(3)	369	(10)
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$217	$4	$39	$—	$126	$2
Accrued expenses and other current liabilities	207	(2)	40	(1)	380	(12)
Total derivative contracts outstanding
Prepaid expenses and other current assets	$217	$4	$39	$—	$126	$2
Other assets	2,661	20	2,661	18	2,661	11
Total derivative assets (1)	$2,878	$24	$2,700	$18	$2,787	$13

Accrued expenses and other current liabilities	$533	$(6)	$289	$(5)	$380	$(12)
Other non-current liabilities	126	(2)	223	(5)	522	(12)
Total derivative liabilities (1)	$659	$(8)	$512	$(10)	$902	$(24)

(1)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.

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
For our interest rate contracts, we primarily use Level 2 inputs mentioned above to arrive at fair value. Additionally, for interest rate contracts we also incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements taking into account the impact of any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In conjunction with ASU No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"), we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The portfolio-level adjustments are then allocated each period to the individual assets or liabilities within the portfolio.
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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of July 28, 2012, January 28, 2012 and July 30, 2011, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at July 28, 2012
Assets
Cash equivalents	$271	$—	$—	$271
Derivative financial instruments:
Interest rate contracts	—	20	—	20
Foreign exchange contracts	—	4	—	4
Total assets	$271	$24	$—	$295
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$2	$4	$6
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$4	$4	$8

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 28, 2012
Assets
Cash equivalents	$269	$—	$—	$269
Derivative financial instruments:
Interest rate contracts	—	18	—	18
Foreign exchange rates	—	—	—	—
Total assets	$269	$18	$—	$287
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$2	$7	$9
Foreign exchange contracts	—	1	—	1
Total liabilities	$—	$3	$7	$10

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at July 30, 2011
Assets
Cash equivalents	$52	$—	$—	$52
Derivative financial instruments:
Interest rate contracts	—	3	8	11
Foreign exchange contracts	—	2	—	2
Total assets	$52	$5	$8	$65
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$2	$10	$12
Foreign exchange contracts	—	12	—	12
Total liabilities	$—	$14	$10	$24

The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011.

(In millions)	Level 3
Balance, January 28, 2012	$(7)
Unrealized gain	1
Balance, April 28, 2012	(6)
Unrealized gain	2
Balance, July 28, 2012	$(4)

(In millions)	Level 3
Balance, January 29, 2011	$(16)
Unrealized gain	3
Balance, April 30, 2011	(13)
Unrealized gain	11
Balance, July 30, 2011	$(2)
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
There have been no changes in valuation technique or related inputs for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011.
The table below presents our long-lived assets evaluated for impairment measured at fair value on a nonrecurring basis for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier dates and may no longer represent their fair values at July 28, 2012 and July 30, 2011. As of July 28, 2012 and July 30, 2011, we did not have any long-lived assets classified as Level 1 within the fair value hierarchy. For the thirteen weeks ended July 28, 2012, we did not record any impairment losses.

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

5. Income taxes
The following table summarizes our income tax benefit and effective tax rates for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Loss before income taxes	$(56)	$(62)	$(154)	$(195)
Income tax benefit	20	28	58	94
Effective tax rate	(35.7)%	(45.2)%	(37.7)%	(48.2)%
The effective tax rates for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 41.3% for the twenty-six weeks ended July 28, 2012 compared to 48.4% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to an increase in the earnings that are permanently reinvested outside the United States, a decrease in taxable permanent adjustments and a change in the mix of earnings between jurisdictions.
For the thirteen weeks ended July 28, 2012, our effective tax rate was impacted by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate. For the thirteen weeks ended July 30, 2011, our effective tax rate was impacted by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate. This was partially offset by a tax benefit of $1 million related to state income taxes.
For the twenty-six weeks ended July 28, 2012, our effective tax rate was impacted by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate and approximately $1 million related to changes to our liability for uncertain tax positions. For the twenty-six weeks ended July 30, 2011, our effective tax rate was impacted by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate. This was partially offset by a tax benefit of $2 million related to changes to our liability for uncertain tax positions and $1 million related to state income taxes.

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
Our percentages of consolidated Net sales by product category for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011 were as follows:

	13 Weeks Ended		26 Weeks Ended
Domestic:	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Core Toy	11.2%	11.0%	11.2%	10.8%
Entertainment	6.4%	7.7%	7.4%	8.5%
Juvenile	48.4%	48.1%	49.1%	49.4%
Learning	16.4%	15.3%	15.9%	15.0%
Seasonal	16.2%	16.4%	14.9%	14.8%
Other (1)	1.4%	1.5%	1.5%	1.5%
Total	100%	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	13 Weeks Ended		26 Weeks Ended
International:	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Core Toy	18.6%	18.7%	18.7%	18.3%
Entertainment	9.1%	9.1%	9.2%	10.0%
Juvenile	27.6%	27.7%	27.9%	28.1%
Learning	23.6%	21.9%	24.1%	22.2%
Seasonal	20.3%	21.6%	19.3%	20.4%
Other (1)	0.8%	1.0%	0.8%	1.0%
Total	100%	100%	100%	100%

(1)	Consists primarily of license fees from unaffiliated third parties and other non-product related revenues.

A summary of financial results by reportable segment is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales
Domestic	$1,504	$1,574	$3,122	$3,217
International	1,048	1,074	2,042	2,067
Total Net sales	$2,552	$2,648	$5,164	$5,284
Operating earnings (loss)
Domestic	$85	$72	$185	$152
International	39	51	25	43
Corporate and other	(81)	(75)	(157)	(154)
Operating earnings	43	48	53	41
Interest expense	(103)	(112)	(215)	(240)
Interest income	4	2	8	4
Loss before income taxes	$(56)	$(62)	$(154)	$(195)

(In millions)	July 28, 2012	January 28, 2012	July 30, 2011
Merchandise inventories
Domestic	$1,377	$1,423	$1,479
International	938	809	963
Total Merchandise inventories	$2,315	$2,232	$2,442

7. Litigation and legal proceedings
We are, and in the future may be, involved in various lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate, estimated amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons:  (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict.  However, based upon our historical experience with similar matters, we do not expect that any such additional losses would be material to our consolidated financial position, results of operations or cash flows.

8. Related party transactions
We are owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, KKR and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009 (“Advisory Agreement”). The advisory fee paid to the Sponsors (the “Advisory Fees”) increases 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. We recorded management and advisory fees expense of $6 million and $11 million for the thirteen and twenty-six weeks ended July 28, 2012, respectively. We recorded management and advisory fees expense of $5 million and $10 million for the thirteen and twenty-six weeks ended July 30, 2011, respectively. During each of the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011, we also paid the Sponsors fees of less than $1 million for out-of-pocket expenses.
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
In connection with the Second Joinder Agreement entered into on April 10, 2012, we incurred Transaction Fees pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned $7 million of the Second Incremental Secured Term Loan as of July 28, 2012. See Note 2 “Short-term borrowings and long-term debt” for further details.
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, privately negotiated transactions or otherwise. During the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011, affiliates of Vornado and investment funds or accounts advised by KKR held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $2 million and $5 million during the thirteen and twenty-six weeks ended July 28, 2012, respectively. The interest amounts paid on such debt and debt securities held by related parties were $2 million and $7 million during the thirteen and twenty-six weeks ended July 30, 2011, respectively.
Additionally, under lease agreements with affiliates of Vornado, we or our affiliates paid an aggregate amount of approximately $1 million and $3 million for the thirteen and twenty-six weeks ended July 28, 2012, respectively, with respect to approximately 0.8% of our operated stores, which includes Toys “R” Us Express stores. Of these amounts, less than $1 million and approximately $1 million, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado. For the thirteen and twenty-six weeks ended July 30, 2011, we or our affiliates paid an aggregate amount of approximately $2 million and $4 million, respectively, with respect to approximately 0.9% of our operated stores, which includes Toys “R” Us Express stores. Of these amounts, less than $1 million and approximately $1 million, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado.
On March 15, 2012, we entered into an advisory contract with Neil Friedman, our former Executive Vice President - Toys “R” Us to provide advisory services, on a part-time non-exclusive basis, for our new ventures and business alliances. The term of the agreement is from April 23, 2012 until January 31, 2013, with either party being able to terminate the agreement upon sixty (60) days notice. During the term of this agreement, Mr. Friedman will be paid a monthly fee of $30,000.
Subsequent Event
In connection with the offering of the 2017 Notes on August 1, 2012, we incurred Transaction Fees of approximately $4 million pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned $15 million of the 2017 Notes as of August 1, 2012. See Note 2 “Short-term borrowings and long-term debt” for further details.

9. Acquisitions and Dispositions
Acquisitions
On October 31, 2011, the Company acquired a 70% ownership interest in Labuan from Li & Fung Retailing Limited (“Li & Fung”) for a purchase price of approximately $79 million (including a $10 million hold back) plus $8 million of contingent consideration. The terms of the agreement also provide us with the future option to acquire Li & Fung's 30% interest in the business and also provide Li & Fung the option to require us to buy their 30% interest in the business at the end of three years from the acquisition date. A full description of the Company's acquisition is contained in Note 17 to the Consolidated Financial Statements entitled “ACQUISITIONS” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

During the twenty-six weeks ended July 28, 2012, the Company paid $5 million of contingent consideration related to the Labuan acquisition, which was included within Accrued expenses and other current liabilities on our Consolidated Balance Sheet as of January 28, 2012. In accordance with the purchase agreement, the remaining $3 million of contingent consideration will be paid out in subsequent periods based on the future financial performance of Labuan.
In addition, during the twenty-six weeks ended July 28, 2012, in accordance with the purchase agreement, the Company paid $10 million of the purchase price related to the Labuan acquisition to Li & Fung as it was determined that the business had been appropriately delivered in the agreed upon financial condition. This amount was included within Restricted cash on our Condensed Consolidated Balance Sheet as of April 28, 2012.
Dispositions
During the thirteen and twenty-six weeks ended July 28, 2012, we sold idle properties and certain assets for gross proceeds of $2 million and $8 million, respectively, resulting in a net gain of $2 million and $4 million, respectively.

10. Stock-based compensation
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
Effective May 2012, we adopted Amendment No. 5 (“Amendment No. 5”) to the MEP. Amendment No. 5 allows any plan participant, as long as he or she remains employed by the Company or its affiliates, the right to put up to 25%, calculated as provided in Amendment No. 5, of his or her Original Investment Shares (the shares originally purchased under the MEP or for rollover options, the number of shares that would be equal to the value of their original investment) to us at any time, during permitted transaction windows, until the occurrence of an initial public offering of the Company. The purchase price per share payable by us in connection with any such put rights shall be the fair market value as of a date determined by our Board that is the anticipated closing date of the repurchase. We accounted for the modification of awards impacted by the terms of Amendment No. 5 in accordance with ASC 718. As these awards allow the plan participant the right to put a portion of their rollover options, we are required to account for them as liability-classified awards. These liability awards will be remeasured at their fair market value as of each reporting period. Management has concluded that the modification resulted in incremental compensation costs of approximately $2 million, which was recorded in the second quarter of fiscal 2012.
On May 21, 2012, we granted 631,665 options under the 2010 Incentive Plan. The options were granted at an exercise price equal to the fair value of the shares on the date of the grant and follow a graded vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting ratably over the subsequent two years, subject to the participant's continued employment with us, and will vest automatically upon a change of control of the Company. All options expire ten years from the date of the grant. Additionally, concurrent with the grant of options, an additional 357,342 awards were granted consisting of restricted stock units and performance-based restricted stock units under the 2010 Incentive Plan, which were valued at fair market value on the date of grant of $44.00 per share. The restricted stock units follow the same graded vesting schedule as the options granted. The performance-based restricted stock units cliff vest 100% on the third anniversary of the awards if the performance criteria have been met. The performance metrics are based 50% on our consolidated Adjusted Compensation EBITDA performance results and 50% on our total return on invested capital (ROIC) results, each over a three year period.

11. Recent accounting pronouncements
In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). This ASU states than an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is “more likely than not” that an indefinite-lived intangible asset, other than goodwill, is impaired. The results of the qualitative assessment will determine whether it is necessary to perform the quantitative impairment test described in Topic 350. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if an entity's financial statements for the most recent annual or interim period have not yet been issued. Because the measurement of a potential impairment has not changed, the adoption of ASU 2012-02 will not have an impact on our Condensed Consolidated Financial Statements.

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

Our Business
We generate sales, earnings and cash flows by retailing merchandise in our core toy, entertainment, juvenile (including baby), learning and seasonal product categories worldwide. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile (including baby) product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses stores in 35 foreign countries and jurisdictions. As of July 28, 2012, there were 1,520 operated and 151 licensed “R” Us branded retail stores worldwide. In addition, as of July 28, 2012, we operated 118 Toys “R” Us Express stores (“Express stores”), including 46 Express stores with a cumulative lease term of at least two years. Domestic and International segments also include their respective Internet operations.

Financial Performance
As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen and twenty-six weeks ended July 28, 2012 compared to the thirteen and twenty-six weeks ended July 30, 2011:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$2,552	$2,648	$5,164	$5,284
Gross margin	1,018	1,025	2,015	2,003
Gross margin as a percentage of Net sales	39.9%	38.7%	39.0%	37.9%
Selling, general and administrative expenses	$887	$885	$1,785	$1,782
Selling, general and administrative expenses as a percentage of Net sales	34.8%	33.4%	34.6%	33.7%
Net loss	$(36)	$(34)	$(96)	$(101)

Net sales decreased by $96 million and $120 million for the thirteen and twenty-six weeks ended July 28, 2012, respectively, compared to the same period last year. Foreign currency translation decreased Net sales by $47 million and $61 million for the thirteen and twenty-six weeks ended July 28, 2012, respectively. Excluding the impact of foreign currency translation, the decline in Net sales for both periods was primarily due to a decrease in comparable store net sales. Partially offsetting the decrease in Net sales was an increase in net sales from new locations within our International segment, including stores acquired in the Toys (Labuan) Holding Limited (“Labuan”) acquisition.
Gross margin, as a percentage of Net sales for the thirteen and twenty-six weeks ended July 28, 2012 increased by 1.2 percentage points and 1.1 percentage points, respectively, compared to the same periods last year primarily as a result of margin rate improvements in certain categories and improvements in sales mix away from lower margin products.

Selling, general and administrative expenses (“SG&A”) for the thirteen and twenty-six weeks ended July 28, 2012 increased by $2 million and $3 million, respectively, compared to the same period last year primarily as a result of an increase in rent expense. The increase for the thirteen weeks ended July 28, 2012 was also attributable to an increase in payroll expense. Foreign currency translation decreased SG&A by approximately $18 million and $23 million for the thirteen and twenty-six weeks ended July 28, 2012, respectively.
Net loss for the thirteen weeks ended July 28, 2012 increased by $2 million compared to the same period last year primarily as a result of a decrease in Income tax benefit and Gross margin dollars, partially offset by a decrease in Interest expense. Net loss for the twenty-six weeks ended July 28, 2012 decreased by $5 million compared to the same period last year primarily as a result of a decrease in Interest expense, an increase in Gross margin dollars and an increase in Interest income. This was partially offset by a decrease in Income tax benefit.

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
By measuring the year-over-year sales of merchandise in the stores that have been open for a full comparable 56 weeks or more and on-line, we can better gauge how the core store base and e-commerce businesses are performing since comparable store net sales excludes the impact of store openings and closings.
Various factors affect comparable store net sales, including the number of and timing of stores we open, close, convert, relocate or expand, the number of transactions, the average transaction amount, the general retail sales environment, current local and global economic conditions, consumer preferences and buying trends, changes in sales mix among distribution channels, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, the timing of the release of new merchandise and our promotional events, the success of marketing programs and the cannibalization of existing store net sales by new stores. Among other things, weather conditions can affect comparable store net sales because inclement weather may discourage travel or require temporary store closures, thereby reducing customer traffic. These factors have caused our comparable store net sales to fluctuate significantly in the past on a monthly, quarterly and annual basis and, as a result, we expect that comparable store net sales will continue to fluctuate in the future.
The following table discloses the change in our comparable store net sales for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011:

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012 vs. 2011	July 30, 2011 vs. 2010	July 28, 2012 vs. 2011	July 30, 2011 vs. 2010
Domestic	(3.4)%	(2.2)%	(2.1)%	(2.1)%
International (1)	(4.4)%	(2.2)%	(4.8)%	(2.0)%

(1) International comparable store net sales does not include stores acquired in the Labuan acquisition as they have not been included in our operations for at least 56 weeks (1 year and 4 weeks).

Percentage of Net Sales by Product Category

	13 Weeks Ended		26 Weeks Ended
Domestic:	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Core Toy	11.2%	11.0%	11.2%	10.8%
Entertainment	6.4%	7.7%	7.4%	8.5%
Juvenile	48.4%	48.1%	49.1%	49.4%
Learning	16.4%	15.3%	15.9%	15.0%
Seasonal	16.2%	16.4%	14.9%	14.8%
Other (1)	1.4%	1.5%	1.5%	1.5%
Total	100%	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	13 Weeks Ended		26 Weeks Ended
International:	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Core Toy	18.6%	18.7%	18.7%	18.3%
Entertainment	9.1%	9.1%	9.2%	10.0%
Juvenile	27.6%	27.7%	27.9%	28.1%
Learning	23.6%	21.9%	24.1%	22.2%
Seasonal	20.3%	21.6%	19.3%	20.4%
Other (1)	0.8%	1.0%	0.8%	1.0%
Total	100%	100%	100%	100%

(1)	Consists primarily of license fees from unaffiliated third parties and other non-product related revenues.

Store Count by Segment

	July 28, 2012	July 30, 2011	Change
Domestic (1)	874	874	—
International - Operated (2)(3)	646	525	121
International - Licensed (3)	151	230	(79)
Total (4)	1,671	1,629	42

(1)
Store count as of July 28, 2012 includes 193 side-by-side (“SBS”) stores, 20 Babies “R” Us Express (“BRU Express”) stores and 62 Juvenile Expansions. Store count as of July 30, 2011 included 149 SBS stores, 14 BRU Express stores and 65 Juvenile Expansions.

(2)	Store count as of July 28, 2012 includes 159 SBS stores and 15 BRU Express stores. Store count as of July 30, 2011 included 131 SBS stores and eight BRU Express stores.

(3)
Operated store count as of July 28, 2012 includes 99 stores in China and Southeast Asia in conjunction with the acquisition of Labuan on October 31, 2011, 86 of which were previously licensed as of July 30, 2011. Refer to Note 9 to the Condensed Consolidated Financial Statements entitled “Acquisitions and Dispositions” for further details.

(4)
Express stores with a cumulative lease term of at least two years are included in our overall store count, while the remaining locations are excluded. As of July 28, 2012, there were 77 Domestic and 41 International Express stores open, 36 and 10 of which have been included in our overall store count within our Domestic and International segments, respectively. As of July 30, 2011, there were 76 Domestic and 15 International Express stores open, 25 of which were included in our overall store count within our Domestic segment, and none of which were included within our International segment.

Net Loss

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 28, 2012	July 30, 2011	Change	July 28, 2012	July 30, 2011	Change
Toys “R” Us - Consolidated	$(36)	$(34)	$(2)	$(96)	$(101)	$5
Net loss increased by $2 million to $36 million for the thirteen weeks ended July 28, 2012, compared to $34 million for the same period last year. The increase in Net loss was primarily due to a decrease in Income tax benefit of $8 million and a decrease in Gross margin dollars of $7 million primarily due to a decline in Net sales. Partially offsetting these amounts was a decrease in Interest expense of $9 million primarily due to a reduction in expense related to our derivative instruments.
Net loss decreased by $5 million to $96 million for the twenty-six weeks ended July 28, 2012, compared to $101 million for the same period last year. The decrease in Net loss was primarily due to a decrease in Interest expense of $25 million predominantly due to a reduction in expense related to our derivative instruments. Additionally contributing to the decrease in Net loss was an increase in Gross margin dollars of $12 million primarily related to margin rate improvements in certain categories and improvements in sales mix away from lower margin products, and an increase in Interest income of $4 million. Partially offsetting these amounts was a decrease in Income tax benefit of $36 million.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011
Domestic	$1,504	$1,574	$(70)	(4.4)%	58.9%	59.4%
International	1,048	1,074	(26)	(2.4)%	41.1%	40.6%
Toys “R” Us - Consolidated	$2,552	$2,648	$(96)	(3.6)%	100.0%	100.0%
Net sales decreased by $96 million or 3.6%, to $2,552 million for the thirteen weeks ended July 28, 2012, compared to $2,648 million for the same period last year. Net sales for the thirteen weeks ended July 28, 2012 included the impact of foreign currency translation, which decreased Net sales by approximately $47 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for the thirteen weeks ended July 28, 2012 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decrease in the number of transactions, partially offset by higher average transaction amounts and an increase in net sales from our Internet operations. Additionally offsetting the decrease in Net sales was an increase in net sales from new locations within our International segment, including stores acquired in the Labuan acquisition.

	26 Weeks Ended
					Percentage of Net Sales
($ In millions)	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011
Domestic	$3,122	$3,217	$(95)	(3.0)%	60.5%	60.9%
International	2,042	2,067	(25)	(1.2)%	39.5%	39.1%
Toys “R” Us - Consolidated	$5,164	$5,284	$(120)	(2.3)%	100.0%	100.0%
Net sales decreased by $120 million or 2.3%, to $5,164 million for the twenty-six weeks ended July 28, 2012, compared to $5,284 million for the same period last year. Net sales for the twenty-six weeks ended July 28, 2012 included the impact of foreign currency translation, which decreased Net sales by approximately $61 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for the twenty-six weeks ended July 28, 2012 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decrease in the number of transactions, partially offset by higher average transaction amounts and an increase in net sales from our Internet operations. Additionally offsetting the decrease in Net sales was an increase in net sales from new locations within our International segment, including stores acquired in the Labuan acquisition.
Domestic
Net sales for the Domestic segment decreased by $70 million or 4.4%, to $1,504 million for the thirteen weeks ended July 28, 2012, compared to $1,574 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 3.4%.
The decrease in comparable store net sales resulted primarily from decreases in our entertainment, juvenile (including baby) and seasonal categories. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our juvenile (including baby) category was primarily due to decreased sales of furniture and infant care products. The decrease in our seasonal category was primarily due to decreased sales of outdoor products. Partially offsetting these decreases was an increase in our learning category primarily as a result of increased sales of construction toys.
Net sales for the Domestic segment decreased by $95 million or 3.0%, to $3,122 million for the twenty-six weeks ended July 28, 2012, compared to $3,217 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 2.1%.
The decrease in comparable store net sales resulted primarily from decreases in our entertainment and juvenile (including baby) categories. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our juvenile (including baby) category was primarily due to decreased sales of furniture and infant care products. Partially offsetting these decreases was an increase in our learning category primarily as a result of increased sales of construction toys.

International
Net sales for the International segment decreased by $26 million or 2.4%, to $1,048 million for the thirteen weeks ended July 28, 2012, compared to $1,074 million for the same period last year. Excluding a $47 million decrease in Net sales due to foreign currency translation, International Net sales increased primarily as a result of net sales from new locations. The increase in net sales from new locations was offset by a decrease in comparable store net sales of 4.4%.
The decrease in comparable store net sales resulted primarily from decreases in our core toy and seasonal categories. The decrease in our core toy category was primarily due to decreased sales of action figures. The decrease in our seasonal category was primarily due to decreased sales of outdoor products.
Net sales for the International segment decreased by $25 million or 1.2%, to $2,042 million for the twenty-six weeks ended July 28, 2012, compared to $2,067 million for the same period last year. Excluding a $61 million decrease in Net sales due to foreign currency translation, International Net sales increased primarily as a result of net sales from new locations. The increase in net sales from new locations was offset by a decrease in comparable store net sales of 4.8%.
The decrease in comparable store net sales resulted primarily from decreases in our seasonal, core toy and entertainment categories. The decrease in our seasonal category was primarily due to decreased sales of outdoor products. The decrease in our core toy category was primarily due to a decline in sales of action figures. The decrease in our entertainment category was primarily due to decreased sales of video game systems and software. Partially offsetting these decreases was an increase in our learning category primarily as a result of increased sales of construction toys.

Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	July 28, 2012	July 30, 2011	$ Change	July 28, 2012	July 30, 2011	Change
Domestic	$581	$583	$(2)	38.6%	37.0%	1.6%
International	437	442	(5)	41.7%	41.2%	0.5%
Toys “R” Us - Consolidated	$1,018	$1,025	$(7)	39.9%	38.7%	1.2%
Gross margin decreased by $7 million to $1,018 million for the thirteen weeks ended July 28, 2012, compared to $1,025 million for the same period last year. Foreign currency translation decreased Gross margin by approximately $22 million.
Gross margin, as a percentage of Net sales, increased by 1.2 percentage points for the thirteen weeks ended July 28, 2012, compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by margin rate improvements in certain categories and improvements in sales mix away from lower margin products.

	26 Weeks Ended
				Percentage of Net Sales
($ In millions)	July 28, 2012	July 30, 2011	$ Change	July 28, 2012	July 30, 2011	Change
Domestic	$1,188	$1,183	$5	38.1%	36.8%	1.3%
International	827	820	7	40.5%	39.7%	0.8%
Toys “R” Us - Consolidated	$2,015	$2,003	$12	39.0%	37.9%	1.1%

Gross margin increased by $12 million to $2,015 million for the twenty-six weeks ended July 28, 2012, compared to $2,003 million for the same period last year. Gross margin for the twenty-six weeks ended July 28, 2012 included a decrease in foreign currency translation of approximately $29 million.
Gross margin, as a percentage of Net sales, increased by 1.1 percentage points for the twenty-six weeks ended July 28, 2012 compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by margin rate improvements in certain categories and improvements in sales mix away from lower margin products.
Domestic
Gross margin decreased by $2 million to $581 million for the thirteen weeks ended July 28, 2012, compared to $583 million for the same period last year. Gross margin, as a percentage of Net sales, increased by 1.6 percentage points for the thirteen weeks ended July 28, 2012 compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in margin rates, predominantly in our learning and core toy categories. Additionally contributing to the increase were improvements in sales mix away from lower margin products, predominantly in our entertainment category.
Gross margin increased by $5 million to $1,188 million for the twenty-six weeks ended July 28, 2012, compared to $1,183 million for the same period last year. Gross margin, as a percentage of Net sales, increased by 1.3 percentage points for the twenty-six weeks ended July 28, 2012 compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in margin rates, predominantly in our learning and seasonal categories. Additionally contributing to the increase were improvements in sales mix away from lower margin products, predominantly in our entertainment category.
International
Gross margin decreased by $5 million to $437 million for the thirteen weeks ended July 28, 2012, compared to $442 million for the same period last year. Foreign currency translation decreased Gross margin by approximately $22 million. Gross margin, as a percentage of Net sales, increased by 0.5 percentage points for the thirteen weeks ended July 28, 2012 compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in margin rates, predominantly in our juvenile (including baby) and entertainment categories.
Gross margin increased by $7 million to $827 million for the twenty-six weeks ended July 28, 2012, compared to $820 million for the same period last year. Foreign currency translation decreased Gross margin by approximately $29 million. Gross margin, as a percentage of Net sales, increased by 0.8 percentage points for the twenty-six weeks ended July 28, 2012 compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in margin rates, predominantly in our entertainment and core toy categories.

Selling, General and Administrative Expenses
The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	July 28, 2012	July 30, 2011	$ Change	July 28, 2012	July 30, 2011	Change
Toys “R” Us - Consolidated	$887	$885	$2	34.8%	33.4%	1.4%

SG&A increased by $2 million to $887 million for the thirteen weeks ended July 28, 2012, compared to $885 million for the same period last year. Foreign currency translation decreased SG&A by approximately $18 million. As a percentage of Net sales, SG&A increased by 1.4 percentage points.
Excluding the impact of foreign currency translation, SG&A increased due to an increase in rent expense of $12 million attributable to new and existing locations, including stores acquired in the Labuan acquisition, and an increase in payroll expenses of $7 million.

	26 Weeks Ended
				Percentage of Net Sales
($ In millions)	July 28, 2012	July 30, 2011	$ Change	July 28, 2012	July 30, 2011	Change
Toys “R” Us - Consolidated	$1,785	$1,782	$3	34.6%	33.7%	0.9%
SG&A increased by $3 million to $1,785 million for the twenty-six weeks ended July 28, 2012, compared to $1,782 million for the same period last year. Foreign currency translation decreased SG&A by approximately $23 million. As a percentage of Net sales, SG&A increased by 0.9 percentage points.
Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to an increase in rent expense of $24 million attributable to new and existing locations, including stores acquired in the Labuan acquisition.

Depreciation and Amortization

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 28, 2012	July 30, 2011	Change	July 28, 2012	July 30, 2011	Change
Toys “R” Us - Consolidated	$100	$102	$(2)	$200	$200	$—
Depreciation and amortization decreased by $2 million and remained consistent for the the thirteen and twenty-six weeks ended July 28, 2012, respectively, compared to the same periods last year.

Other Income, Net
Other income, net includes the following:

•	gift card breakage income;

•	credit card program income;

•	net gains on sales of properties;

•	impairment on long-lived assets;

•	foreign exchange gains and losses; and

•	other operating income and expenses.

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 28, 2012	July 30, 2011	Change	July 28, 2012	July 30, 2011	Change
Toys “R” Us - Consolidated	$12	$10	$2	$23	$20	$3
Other income, net increased by $2 million to $12 million for the thirteen weeks ended July 28, 2012, compared to $10 million for the same period last year.
Other income, net increased by $3 million to $23 million for the twenty-six weeks ended July 28, 2012, compared to $20 million for the same period last year. The increase was primarily due to an increase of approximately $3 million in net gains on sales of properties.

Interest Expense

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 28, 2012	July 30, 2011	Change	July 28, 2012	July 30, 2011	Change
Toys “R” Us - Consolidated	$103	$112	$(9)	$215	$240	$(25)
Interest expense decreased by $9 million and $25 million for the thirteen and twenty-six weeks ended July 28, 2012, respectively, compared to the same period last year. The decrease for both periods was primarily due to a reduction in expense related to our derivative instruments.
We expect Interest expense will increase in the future due to the issuance of the $450 million aggregate principal amount of 10.375% senior notes due fiscal 2017 (the “2017 Notes”), and the repayment of the $400 million outstanding principal amount of our 7.875% senior notes due fiscal 2013 (the “2013 Notes”), which will include a make-whole payment of approximately $18 million in the third quarter of fiscal 2012.

Interest Income

	13 Weeks Ended			26 Weeks Ended
(In millions)	July 28, 2012	July 30, 2011	Change	July 28, 2012	July 30, 2011	Change
Toys “R” Us - Consolidated	$4	$2	$2	$8	$4	$4
Interest income increased by $2 million to $4 million for the thirteen weeks ended July 28, 2012, compared to $2 million for the same period last year.
Interest income increased by $4 million to $8 million for the twenty-six weeks ended July 28, 2012, compared to $4 million for the same period last year. The increase was primarily due to the accretion of our Vanwall Finance PLC securities to face value, the majority of which were purchased in the third quarter of fiscal 2011.

Income Tax Benefit
The following table summarizes our income tax benefit and effective tax rates for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Loss before income taxes	$(56)	$(62)	$(154)	$(195)
Income tax benefit	20	28	58	94
Effective tax rate	(35.7)%	(45.2)%	(37.7)%	(48.2)%
The effective tax rates for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 41.3% for the twenty-six weeks ended July 28, 2012 compared to 48.4% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to an increase in the earnings that are permanently reinvested outside the United States, a decrease in taxable permanent adjustments and a change in the mix of earnings between jurisdictions.
For the thirteen weeks ended July 28, 2012, our effective tax rate was impacted by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate. For the thirteen weeks ended July 30, 2011, our effective tax rate was impacted by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate. This was partially offset by a tax benefit of $1 million related to state income taxes.
For the twenty-six weeks ended July 28, 2012, our effective tax rate was impacted by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate and approximately $1 million related to changes to our liability for uncertain tax positions. For the twenty-six weeks ended July 30, 2011, our effective tax rate was impacted by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate. This was partially offset by a tax benefit of $2 million related to changes to our liability for uncertain tax positions and $1 million related to state income taxes.

Our expectation of our full year effective tax rate for fiscal 2012 (which includes our forecasted annualized effective tax rate, adjusted for full year discrete items) has not materially changed from our initial expectation disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Liquidity and Capital Resources
Overview
As of July 28, 2012, we were in compliance with all of our covenants related to our outstanding debt. At July 28, 2012, under our $1.85 billion secured revolving credit facility (“ABL Facility”), we had no outstanding borrowings, a total of $100 million of outstanding letters of credit and excess availability of $1,030 million. We are also subject to a minimum excess availability covenant, which was $125 million at July 28, 2012, with remaining availability of $905 million in excess of the covenant.
Toys “R” Us-Japan, Ltd. (“Toys-Japan”) currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). On June 25, 2012, Toys-Japan amended the terms of Tranche 1. Tranche 1 is available in amounts of up to ¥12.9 billion ($164 million at July 28, 2012), expiring on June 28, 2013. At July 28, 2012, we had outstanding borrowings of $52 million under Tranche 1, with $112 million of remaining availability.
Additionally on June 25, 2012, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Tranche 2 is available in amounts of up to ¥12.0 billion ($153 million at July 28, 2012), expiring on June 27, 2014. At July 28, 2012, we had outstanding borrowings of $64 million under Tranche 2, with $89 million of remaining availability.
Toys-Japan also has an uncommitted line of credit with total availability of ¥2.8 billion ($36 million at July 28, 2012), which will renew April 1 of each year unless otherwise canceled. As of July 28, 2012, we had no outstanding borrowings under the uncommitted line of credit.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($217 million at July 28, 2012) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At July 28, 2012, we had no outstanding borrowings and $147 million of availability under the European ABL Facility.
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$323 million ($42 million at July 28, 2012). As of July 28, 2012, we had $14 million of borrowings and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $25 million.
We are dependent on the borrowings provided by the lenders to support our working capital needs and/or capital expenditures. As of July 28, 2012, we have funds available to finance our operations under our European ABL Facility through March 2016, our ABL Facility through August 2015, and our Toys-Japan unsecured credit lines with a tranche maturing June 2013 and a tranche maturing June 2014. In addition, Labuan and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
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
As of July 28, 2012, after giving effect to the August 1, 2012 offering of the 2017 Notes, the proceeds of which were primarily used to redeem the 2013 Notes, we have approximately $1.0 billion of indebtedness due within the next 12 months which primarily consisted of the following outstanding borrowings listed below.

•	French real estate credit facility, €61 million due February 2013 ($75 million at July 28, 2012)

•	Spanish real estate credit facility, €127 million due February 2013 ($156 million at July 28, 2012)

•	U.K. real estate senior and junior credit facilities, £408 million due April 2013 ($641 million at July 28, 2012)

As of July 28, 2012, we had access to a total of approximately $540 million of funds at the Toys “R” Us, Inc. entity (the “Parent Company”), composed of approximately $190 million in cash and cash equivalents and approximately $350 million in short-term intercompany receivables, which could be funded through availability under our ABL Facility and European ABL Facility. We may consider using a significant portion of these funds in connection with the refinancing, extension or amendment, subject to the availability of commercially reasonable terms for any refinancing or extension or amendment of the real estate credit facilities. We have commenced discussions related to these facilities with various lenders and advisors and are considering various refinancing options including whether to use in-country liquidity and refinancings through amend and extend transactions, or debt issued by our European subsidiary, Toys “R” Us-Europe, LLC. The use of any such refinancing option is dependent upon the availability of commercially reasonable terms and whether such refinancing options would be a commercially reasonable use of the Company's available liquidity. Therefore, based on funds available at the Parent Company and our discussions with various lenders and advisors, we believe that we have the ability to either refinance (or repay a portion of and refinance) these credit facilities prior to maturity; however given that our upcoming maturities are concentrated in Europe, the weakness of the European economic climate could reduce or restrict our ability to refinance these debt obligations on favorable terms. Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for more information regarding our debt.

Capital Expenditures
A component of our long-term strategy is our capital expenditure program. Our capital expenditures are primarily for financing construction of new stores and remodeling existing stores (including conversions), in line with our commitment to our toy and juvenile integration strategy, as well as improving and enhancing our information technology and logistics systems. Capital expenditures are funded primarily through cash provided by operating activities, as well as available cash. In anticipation of upcoming debt refinancings, we currently intend to reduce our capital expenditures from $380 million in fiscal 2011 to approximately $300 million for fiscal 2012.
The following table discloses our capital expenditures for the twenty-six weeks ended July 28, 2012 and July 30, 2011:

	26 Weeks Ended
(In millions)	July 28, 2012	July 30, 2011
Conversion projects (1)	$38	$43
New stores (2)	32	36
Information technology	31	28
Other store-related projects (3)	13	13
Distribution centers	12	21
Total capital expenditures	$126	$141

(1)	Primarily includes SBS conversions as well as other remodels pursuant to our juvenile integration strategy.

(2)	Primarily includes SBS relocations as well as single format stores (including Express stores).

(3)	Includes other store-related projects (other than conversion projects) such as store updates.

Cash Flows

	26 Weeks Ended
(In millions)	July 28, 2012	July 30, 2011	Change
Net cash used in operating activities	$(346)	$(714)	$368
Net cash used in investing activities	(123)	(127)	4
Net cash provided by financing activities	309	161	148
Effect of exchange rate changes on Cash and cash equivalents	(10)	23	(33)
Net decrease during period in Cash and cash equivalents	$(170)	$(657)	$487

Cash Flows Used In Operating Activities
Net cash used in operating activities decreased $368 million to $346 million for the twenty-six weeks ended July 28, 2012, compared to $714 million for the twenty-six weeks ended July 30, 2011. The decrease in net cash used in operating activities was primarily the result of the timing of vendor payments and a decrease in purchases of merchandise inventories due to our levels of merchandise inventories as of January 28, 2012.

Cash Flows Used In Investing Activities
Net cash used in investing activities decreased $4 million to $123 million for the twenty-six weeks ended July 28, 2012, compared to $127 million for the twenty-six weeks ended July 30, 2011. The decrease in Net cash used in investing activities was due to a decline in capital expenditures of $15 million and a $9 million decrease attributable to the change in restricted cash. These decreases were partially offset by $15 million of contingent and hold back consideration paid to Li & Fung Retailing Limited in connection with our acquisition of a 70% ownership interest in Labuan and a decrease of $5 million in proceeds received from the sale of fixed assets as compared to the same period last year.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased $148 million to $309 million for the twenty-six weeks ended July 28, 2012, compared to $161 million for the twenty-six weeks ended July 30, 2011. The increase in net cash provided by financing activities was primarily due to a $139 million increase in net debt borrowings and a decrease of $9 million in capitalized debt issuance costs.

Debt
Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt and any of the transactions described below.
As of July 28, 2012, we had total indebtedness of approximately $5.5 billion, of which $3.2 billion was secured indebtedness.
During the twenty-six weeks ended July 28, 2012, the following events occurred with respect to our debt structure:

•
On April 10, 2012, Toys-Delaware and certain of its subsidiaries entered into a Second Incremental Joinder Agreement (the “Second Joinder Agreement”) to the amended and restated Toys-Delaware's secured term loan agreement (“Secured Term Loan Facility”). The Second Joinder Agreement added a new tranche of term loans in an aggregate principal amount of $225 million due fiscal 2018 (“Second Incremental Secured Term Loan”), increasing the total size of the Secured Term Loan Facility to an aggregate principal amount of $1.3 billion. The Second Incremental Secured Term Loan was borrowed at a discount of approximately $5 million, which resulted in gross proceeds of approximately $220 million.

•
On May 14, 2012, in accordance with the indenture governing Toys “R” Us Property Company I, LLC's (“TRU Propco I”) 10.750% senior notes (the “TRU Propco I Notes”), TRU Propco I commenced a tender offer to purchase up to an aggregate principal amount of approximately $33 million of the TRU Propco I Notes for approximately $32 million in cash. The tender offer expired on June 13, 2012, with no holders opting to tender. Therefore, as permitted by the indenture, TRU Propco I made a cash distribution of approximately $32 million to the Parent Company on June 21, 2012.

•
On June 25, 2012, Toys-Japan amended the terms of Tranche 1 and entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 1 is available in amounts of up to ¥12.9 billion ($164 million at July 28, 2012), expiring on June 28, 2013. Additionally, Tranche 2 is available in amounts of up to ¥12.0 billion ($153 million at July 28, 2012), expiring on June 27, 2014.

Subsequent Event
On August 1, 2012, we completed the offering of the 2017 Notes. The 2017 Notes were issued at a discount of approximately $5 million, which resulted in gross proceeds of approximately $445 million. The gross proceeds were used to pay transaction fees of approximately $14 million, which will be capitalized as deferred debt issuance costs and amortized over the term of the agreement. The net proceeds were used to redeem the outstanding 2013 Notes, including premiums, to pay fees and expenses incurred in connection with the offering and for general corporate purposes.
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

Supplemental Disclosure of Unrestricted Subsidiary Information as Required under the Indenture of the 2017 Notes
In accordance with the indenture, for so long as the 2017 Notes are outstanding, the Company will include a presentation of total debt, property, plant and equipment, net, and Adjusted EBITDA of Toys “R” Us Properties (UK) Limited (“UK Propco”), which owns or leases substantially all of our stores in the United Kingdom and leases them to our U.K. operating company, for so long as it is an Unrestricted Subsidiary that constitutes a Significant Subsidiary, each as defined in the indenture. As of July 28, 2012, UK Propco has $641 million in total debt and $195 million in property, plant and equipment, net. For the thirteen and twenty-six weeks ended July 28, 2012 UK Propco Adjusted EBITDA was $14 million and $28 million, respectively. Refer to the table below for a reconciliation of Operating earnings attributable to UK Propco to Adjusted EBITDA attributable to UK Propco.

	13 Weeks Ended	26 Weeks Ended
(In millions)	July 28, 2012	July 28, 2012
Operating earnings attributable to UK Propco	$13	$26

Adjustment:
Depreciation and amortization	1	2
Adjusted EBITDA(1) attributable to UK Propco	$14	$28
(1) Adjusted EBITDA is defined as EBITDA (earnings (loss) before net interest income (expense), income tax expense (benefit), depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company's actual operating performance including certain items which are generally non-recurring. Management did not identify any such items associated with UK Propco for the thirteen and twenty-six weeks ended July 28, 2012.

Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Due to the changes in our Long-term debt during the twenty-six weeks ended July 28, 2012 described in Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt”, we have provided updated Short-term borrowings and long-term debt and interest payment information. However, the table below excludes the effect of the issuance of the 2017 Notes on August 1, 2012 and the use of the net proceeds thereof to redeem the 2013 Notes as they occurred subsequent to July 28, 2012. The following table summarizes our contractual obligations associated with our Short-term borrowings and long-term debt and related interest payments as of July 28, 2012.

	Payments Due By Period
(In millions)	Remainder of Fiscal 2012	Fiscals 2013 & 2014	Fiscals 2015 & 2016	Fiscals 2017 and thereafter	Total
Short-term borrowings and long-term debt (1)(2)	$281	$1,241	$1,100	$2,690	$5,312
Interest payments (3)(4)	194	640	568	222	1,624
Total	$475	$1,881	$1,668	$2,912	$6,936

(1)
Reflects the borrowing under Toys-Delaware's Second Incremental Secured Term Loan. See Note 2 to our Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details.

(2)	Excludes finance obligations associated with capital projects and capital lease obligations.

(3)	In an effort to manage interest rate exposures, we periodically enter into interest rate swaps and interest rate caps.

(4)
Interest payments for our ABL Facility, European ABL Facility and our Toys-Japan unsecured credit lines were estimated based on the average borrowings under each of the facilities for the last twelve months.

Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances.

Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 28, 2012 for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which eliminates the option to report other comprehensive income and its components in the Statement of Changes in Stockholder's Equity and provides entities with two presentation alternatives. As of January 29, 2012, the Company adopted ASU 2011-05 and modified the presentation of its Condensed Consolidated Financial Statements by electing to present items of net earnings and other comprehensive income in two separate consecutive statements. The presentation and disclosure requirements of ASU 2011-05 were applied retrospectively.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. As of January 29, 2012, the Company has adopted ASU 2011-04 and has applied this guidance prospectively. Other than enhanced disclosures, the adoption of ASU 2011-04 did not have a material impact on our Condensed Consolidated Financial Statements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, the other reports and documents that we have filed or may in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, store openings, integration and remodeling, the development, implementation and integration of our Internet business, future financial or operational performance, projected sales or earnings per share for certain periods, comparable store net sales from one period to another, cost savings, results of store closings and restructurings, outcome or impact of pending or threatened litigation, domestic or international developments, amount and allocation of future capital expenditures, growth initiatives, inventory levels, cost of goods, selection and type of merchandise, marketing positions, implementation of safety standards, future financings and other goals and targets and statements of the assumptions underlying or relating to any such statements.
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
There has been no significant change in our exposure to market risk during the twenty-six weeks ended July 28, 2012. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On May 18, 2012, a former employee exercised 4,000 options, which resulted in the issuance of 4,000 shares of Common Stock to this former employee. In addition, on May 1, 2012, May 15, 2012, May 16, 2012, May 18, 2012, June 4, 2012, June 5, 2012 and June 6, 2012, former employees exercised 15,000, 44,390, 122,841, 72,896, 119,278, 10,001 and 122,841, respectively, options on a net settlement basis, which resulted in the issuance of 7,757, 7,705, 24,146, 24,418, 32,085, 1,973 and 27,705, respectively, shares of Common Stock to these individuals. Lastly, on June 22, 2012, active employees exercised 20,762 options on a net settlement basis, which resulted in the issuance of 11,081 shares of Common Stock to these individuals.  Each of these issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

TOYS “R” US, INC.
(Registrant)

Date: September 6, 2012	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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