Form 10-Q
period 2012-10-27
TOYS R US INC
filed 2012-12-07
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2012
Commission file number 1-11609
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
As of December 3, 2012, there were outstanding 49,312,952 shares of common stock of Toys “R” Us, Inc.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	October 27, 2012	January 28, 2012	October 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$399	$701	$432
Accounts and other receivables	236	253	257
Merchandise inventories	3,551	2,232	3,626
Income tax receivable	250	1	251
Current deferred tax assets	127	128	110
Prepaid expenses and other current assets	140	122	168
Total current assets	4,703	3,437	4,844
Property and equipment, net	3,959	4,052	4,088
Goodwill	449	448	387
Deferred tax assets	269	279	213
Restricted cash	19	30	16
Other assets	527	596	557
Total Assets	$9,926	$8,842	$10,105

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,226	$1,447	$2,201
Accrued expenses and other current liabilities	876	916	837
Income taxes payable	37	51	41
Current portion of long-term debt	1,030	315	163
Total current liabilities	4,169	2,729	3,242
Long-term debt	4,693	4,846	5,947
Deferred tax liabilities	155	154	130
Deferred rent liabilities	354	338	327
Other non-current liabilities	250	243	249
Temporary equity - noncontrolling interest	44	29	—
Total stockholders’ equity	261	503	210
Total Liabilities, Temporary Equity and Stockholders’ Equity	$9,926	$8,842	$10,105
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions, except share data)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$2,609	$2,700	$7,773	$7,984
Cost of sales	1,642	1,714	4,791	4,995
Gross margin	967	986	2,982	2,989
Selling, general and administrative expenses	962	973	2,747	2,755
Depreciation and amortization	97	99	297	299
Other income, net	(17)	(11)	(40)	(31)
Total operating expenses	1,042	1,061	3,004	3,023
Operating loss	(75)	(75)	(22)	(34)
Interest expense	(135)	(106)	(350)	(346)
Interest income	4	2	12	6
Loss before income taxes	(206)	(179)	(360)	(374)
Income tax benefit	101	86	159	180
Net loss	$(105)	$(93)	$(201)	$(194)

Loss per common share attributable to common shareholders (1):
Basic (Note 1)	$(2.24)	$(1.90)	$(4.40)	$(3.96)
Diluted (Note 1)	(2.24)	(1.90)	(4.40)	(3.96)
Weighted average shares used in computing per share amounts:
Basic (Note 1)	49,098,239	48,989,686	49,056,175	48,974,110
Diluted (Note 1)	49,098,239	48,989,686	49,056,175	48,974,110

(1) The “Loss per common share attributable to common shareholders” computation includes an adjustment to “Net loss” for changes in the carrying amount of the redeemable Noncontrolling interest for the thirteen and thirty-nine weeks ended October 27, 2012. Refer to Note 1 entitled “Basis of presentation” for further details.
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net loss	$(105)	$(93)	$(201)	$(194)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	23	(23)	(30)	52
Unrealized loss on hedged transactions	—	—	—	(1)
Unrealized actuarial gains	—	—	—	1
Total other comprehensive income (loss), net of tax	23	(23)	(30)	52
Comprehensive loss, net of tax	$(82)	$(116)	$(231)	$(142)
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(In millions)	October 27, 2012	October 29, 2011
Cash Flows from Operating Activities:
Net loss	$(201)	$(194)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	297	299
Amortization of debt issuance costs	26	27
Deferred income taxes	13	23
Other	5	13
Changes in operating assets and liabilities:
Accounts and other receivables	14	1
Merchandise inventories	(1,330)	(1,474)
Prepaid expenses and other operating assets	7	(3)
Accounts payable, Accrued expenses and other liabilities	773	497
Income taxes payable and receivable	(227)	(261)
Net cash used in operating activities	(623)	(1,072)
Cash Flows from Investing Activities:
Capital expenditures	(215)	(266)
Decrease in restricted cash	11	1
Proceeds from sales of fixed assets	12	19
Acquisitions	(15)	—
Purchases of long-term investments	—	(24)
Net cash used in investing activities	(207)	(270)
Cash Flows from Financing Activities:
Long-term debt borrowings	1,535	2,049
Long-term debt repayments	(983)	(1,289)
Short-term debt borrowings, net	2	—
Capitalized debt issuance costs	(19)	(14)
Purchase of Toys-Japan shares	—	(1)
Other	(2)	1
Net cash provided by financing activities	533	746
Effect of exchange rate changes on Cash and cash equivalents	(5)	15
Cash and cash equivalents:
Net decrease during period	(302)	(581)
Cash and cash equivalents at beginning of period	701	1,013
Cash and cash equivalents at end of period	$399	$432
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(In millions)	Issued Shares	Treasury Amount
Balance, January 29, 2011	49	$(8)	$31	$280	$40	$343
Net loss	—	—	—	(194)	—	(194)
Total other comprehensive income, net of tax	—	—	—	—	52	52
Issuance of restricted stock	—	7	(7)	—	—	—
Amortization of restricted stock	—	—	2	—	—	2
Repurchase of common stock	—	(2)	—	—	—	(2)
Issuance of common stock	—	4	(1)	—	—	3
Stock compensation expense	—	—	6	—	—	6
Balance, October 29, 2011	49	$1	$31	$86	$92	$210

Balance, January 28, 2012	49	$(2)	$35	$426	$44	$503
Net loss	—	—	—	(201)	—	(201)
Total other comprehensive loss, net of tax	—	—	—	—	(30)	(30)
Restricted stock forfeitures	—	(1)	1	—	—	—
Amortization of restricted stock	—	—	4	—	—	4
Repurchase of common stock	—	(20)	—	—	—	(20)
Issuance of common stock	—	18	(4)	—	—	14
Stock compensation expense	—	—	9	—	—	9
Stock award reclassification	—	—	(3)	—	—	(3)
Adjustment of noncontrolling interest to redemption value	—	—	—	(15)	—	(15)
Balance, October 27, 2012	49	$(5)	$42	$210	$14	$261

(1) For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of October 27, 2012, January 28, 2012, and October 29, 2011, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011, and the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Consolidated Balance Sheet at January 28, 2012, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 28, 2012. The results of operations for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011 are not necessarily indicative of operating results for the full year.
Adoption of New Accounting Standard
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which eliminates the option to report other comprehensive income and its components in the Statement of Changes in Stockholders’ Equity and provides entities with two presentation alternatives. As of January 29, 2012, the Company adopted ASU 2011-05 and modified the presentation of its Condensed Consolidated Financial Statements by electing to present items of net earnings and other comprehensive income in two separate consecutive statements. The presentation and disclosure requirements of ASU 2011-05 were applied retrospectively.
Loss per share
A reconciliation of Net loss to Net loss attributable to common shareholders for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011 is computed as follows:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net loss	$(105)	$(93)	$(201)	$(194)
Less: Adjustment of noncontrolling interest to redemption value	5	—	15	—
Net loss attributable to common shareholders	$(110)	$(93)	$(216)	$(194)

Loss per share is computed as follows (in millions, except for share data):

	13 Weeks Ended
	October 27, 2012			October 29, 2011
	Net Loss Attributable to Common Shareholders	Weighted Average Shares	Per Share Amount	Net Loss Attributable to Common Shareholders	Weighted Average Shares	Per Share Amount
Basic loss per share	$(110)	49,098,239	$(2.24)	$(93)	48,989,686	$(1.90)
Effect of dilutive share-based awards	—	—	—	—	—	—
Diluted loss per share	$(110)	49,098,239	$(2.24)	$(93)	48,989,686	$(1.90)

	39 Weeks Ended
	October 27, 2012			October 29, 2011
	Net Loss Attributable to Common Shareholders	Weighted Average Shares	Per Share Amount	Net Loss Attributable to Common Shareholders	Weighted Average Shares	Per Share Amount
Basic loss per share	$(216)	49,056,175	$(4.40)	$(194)	48,974,110	$(3.96)
Effect of dilutive share-based awards	—	—	—	—	—	—
Diluted loss per share	$(216)	49,056,175	$(4.40)	$(194)	48,974,110	$(3.96)
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
Basic loss per share is computed by dividing Net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during each of the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011. Diluted loss per share is determined based on the dilutive effect of share-based awards using the treasury stock method.
For the thirteen weeks ended October 27, 2012 and October 29, 2011, the effect of dilutive stock-based awards would have been approximately 0.8 million and 1.2 million shares, respectively. For the thirty-nine weeks ended October 27, 2012 and October 29, 2011, the effect of dilutive stock-based awards would have been approximately 0.9 million and 1.2 million shares, respectively. As the Company incurred a Net loss for the thirteen and thirty-nine week periods presented, these incremental shares have been excluded from the computation of diluted loss per share as the effect of their inclusion would be anti-dilutive.

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of October 27, 2012, January 28, 2012 and October 29, 2011 is outlined in the table below:

(In millions)	October 27, 2012	January 28, 2012	October 29, 2011
Short-term borrowings
Labuan uncommitted lines of credit	$11	$9	$—
Long-term debt
French real estate credit facility, due fiscal 2012	$79	$81	$87
Spanish real estate credit facility, due fiscal 2012	163	168	180
U.K. real estate senior credit facility, due fiscal 2013	557	547	562
U.K. real estate junior credit facility, due fiscal 2013	97	95	98
7.875% senior notes, due fiscal 2013 (1)(2)	—	398	397
Toys-Japan unsecured credit lines, expires fiscals 2013-2014 (3)	99	—	95
Toys-Japan 1.85%-2.85% loans due fiscals 2013-2016	145	166	190
Secured revolving credit facility, expires fiscal 2015 (4)	110	—	750
European and Australian asset-based revolving credit facility, expires fiscal 2016	107	—	65
Secured term loan facility, due fiscal 2016 (4)	679	683	684
7.375% senior secured notes, due fiscal 2016 (4)	357	365	362
10.750% senior notes, due fiscal 2017 (5)	933	931	930
10.375% senior notes, due fiscal 2017 (1)(2)	446	—	—
8.500% senior secured notes, due fiscal 2017 (6)	718	717	716
Incremental secured term loan facility, due fiscal 2018 (4)	392	394	395
Second incremental secured term loan facility, due fiscal 2018 (4)(7)	220	—	—
7.375% senior notes, due fiscal 2018 (1)	404	404	404
8.750% debentures, due fiscal 2021 (8)	22	22	22
Finance obligations associated with capital projects	160	147	133
Capital lease obligations	35	43	40
	5,723	5,161	6,110
Less current portion (9)	1,030	315	163
Total Long-term debt (10)	$4,693	$4,846	$5,947

(1)	Represents obligations of Toys “R” Us, Inc. (the “Parent Company”) legal entity.

(2)
On August 1, 2012, we completed the offering of $450 million aggregate principal amount of 10.375% senior notes due fiscal 2017 (the “2017 Notes”). The net proceeds were primarily used to redeem the $400 million outstanding principal amount of our 7.875% senior notes due fiscal 2013 (the “2013 Notes”), and pay fees.

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

(9)
Current portion of Long-term debt as of October 27, 2012 is primarily comprised of $654 million of U.K. real estate senior and junior credit facilities due April 7, 2013; $163 million of our Spanish real estate credit facility due February

1, 2013; $79 million of our French real estate credit facility due February 1, 2013; and $75 million of Toys-Japan Tranche 1 due June 28, 2013.

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
The amount of net assets that were subject to such restrictions was approximately $540 million as of October 27, 2012. Our agreements also contain various and customary events of default with respect to the loans, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and service debt. As of October 27, 2012, we have funds available to finance our operations under our European and Australian asset-based revolving credit facility (“European ABL Facility”) through March 2016, our Secured revolving credit facility (“ABL Facility”) through August 2015 and our Toys-Japan unsecured credit lines with a tranche maturing June 2013 and a tranche maturing June 2014. In addition, Labuan and Toys-Japan have uncommitted lines of credit due on demand.
As of October 27, 2012, we have approximately $1.0 billion of indebtedness due within the next 12 months, of which includes $896 million of our European debt borrowings described above in Current portion of long-term debt. As of October 27, 2012, we had access to a total of approximately $557 million of liquidity at the Parent Company, comprised of short-term intercompany receivables, which could be funded through availability under our ABL Facility and European ABL Facility. We may consider using a significant portion of these funds in connection with the refinancing, extension or amendment, subject to the availability of commercially reasonable terms for any refinancing or extension or amendment of the real estate credit facilities. We have commenced discussions related to these facilities with various lenders and advisors and are considering a number of refinancing options, including whether to use in-country liquidity and refinancings through amend and extend transactions, or debt issued by our European subsidiary, Toys “R” Us-Europe, LLC. The use of any such refinancing option is dependent upon the availability of commercially reasonable terms and whether such refinancing options would be a commercially reasonable use of the Company's available liquidity. Therefore, based on funds available at the Parent Company and our discussions with various lenders and advisors, we believe that we have the ability to either refinance (or repay a portion of and refinance) these credit facilities prior to maturity; however given that our upcoming maturities are concentrated in Europe, the weakness of the European economic climate could reduce or restrict our ability to refinance these debt obligations on favorable terms.
The total fair values of our Long-term debt, with carrying values of approximately $5.7 billion, $5.2 billion and $6.1 billion at October 27, 2012, January 28, 2012 and October 29, 2011, were $5.8 billion, $5.2 billion and $6.1 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods. A portion of these instruments are classified as Level 3, as these are not publicly traded and therefore we are unable to obtain quoted market prices. The fair value of these Level 3 debt instruments totaled approximately $1.5 billion, $1.1 billion and $2.0 billion at October 27, 2012, January 28, 2012 and October 29, 2011, respectively.

Labuan uncommitted lines of credit, due on demand ($11 million at October 27, 2012)
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$259 million ($33 million at October 27, 2012). As of October 27, 2012, we had $11 million of borrowings, which has been included in Accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet, and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $19 million. The average interest rate on the drawn borrowings was 2.04% as of October 27, 2012.
Toys-Japan Unsecured Credit Lines, expires fiscals 2013 - 2014 ($99 million at October 27, 2012)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes Tranche 1 and Tranche 2. On June 25, 2012, Toys-Japan amended the terms of Tranche 1. Tranche 1 is available in amounts of up to ¥12.9 billion ($162 million at October 27, 2012), expiring on June 28, 2013, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80% per annum. We paid fees of less than $1 million to amend Tranche 1, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At October 27, 2012, we had outstanding borrowings of $75 million under Tranche 1, with $87 million of remaining availability.
Additionally, on June 25, 2012, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Tranche 2 is available in amounts of up to ¥12.0 billion ($151 million at October 27, 2012), expiring on June 27, 2014, and bears an interest rate of TIBOR plus 0.80% per annum. We paid fees of approximately $2 million to refinance Tranche 2, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At October 27, 2012, we had outstanding borrowings of $24 million under Tranche 2, with $127 million of remaining availability.
The agreement contains covenants, including, among other things, covenants that require Toys-Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys-Japan from paying dividends or making loans to affiliates without lender consent.
Additionally, Toys-Japan has an uncommitted line of credit with total availability of ¥2.8 billion ($36 million at October 27, 2012), which will renew April 1 of each year unless otherwise canceled. The uncommitted line of credit bears an interest rate of TIBOR plus 0.50%. As of October 27, 2012, we had no outstanding borrowings under the uncommitted line of credit.
$1.85 billion ABL Facility, expires fiscal 2015 ($110 million at October 27, 2012)
At October 27, 2012, under our ABL Facility we had outstanding borrowings of $110 million, a total of $116 million of outstanding letters of credit and excess availability of $1,567 million. We are also subject to a minimum excess availability covenant, which was $125 million at October 27, 2012, with remaining availability of $1,442 million in excess of the minimum covenant level.
European ABL Facility, expires fiscal 2016 ($107 million at October 27, 2012)
The European ABL Facility, as amended provides for a five-year £138 million ($222 million at October 27, 2012) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At October 27, 2012, we had outstanding borrowings of $107 million, with $115 million of remaining availability under the European ABL Facility.
10.750% senior notes, due fiscal 2017 ($933 million at October 27, 2012)
In accordance with the indenture governing TRU Propco I's 10.750% senior notes due fiscal 2017 (the “Propco I Notes”), TRU Propco I commenced a tender offer on May 14, 2012 to purchase up to an aggregate principal amount of approximately $33 million of the Propco I Notes for approximately $32 million in cash. The tender offer expired on June 13, 2012, with no holders opting to tender. Therefore, as permitted by the indenture, TRU Propco I made a cash distribution of approximately $32 million to the Parent Company on June 21, 2012.
10.375% senior notes, due fiscal 2017 ($446 million at October 27, 2012)
On August 1, 2012, we completed the offering of the 2017 Notes. The 2017 Notes were issued at a discount of approximately $4 million, which resulted in gross proceeds of approximately $446 million. The gross proceeds were used to pay transaction fees of approximately $14 million, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. Investment funds or accounts advised by Kohlberg Kravis Roberts & Co. L.P. (“KKR”) owned $14 million of the 2017 Notes as of October 27, 2012. The net proceeds were used to redeem the outstanding 2013 Notes, including premiums, and for general corporate purposes. As a result of the repayment of the 2013 Notes, we expensed less than $1 million of deferred debt issuance costs. The 2017 Notes are solely the obligation of the Parent Company and are not guaranteed by Toys-Delaware or any of our other subsidiaries.

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
Certain covenants will be suspended at any time the 2017 Notes are rated “investment grade.” As of October 27, 2012, the 2017 Notes are not “investment grade.” In addition, the Indenture contains customary terms and covenants, including certain events of default after which the 2017 Notes may be due and payable immediately.
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
On October 11, 2012, pursuant to a registration rights agreement that we entered into in connection with the offering of the 2017 Notes, we commenced a registered exchange offer for the 2017 Notes pursuant to a registration statement under the Securities Act of 1933. The exchange offer was completed on November 9, 2012 with 100% of the 2017 Notes exchanged for registered 2017 Notes.
Second Incremental Secured Term Loan, due fiscal 2018 ($220 million at October 27, 2012)
On April 10, 2012, Toys-Delaware and certain of its subsidiaries entered into a Second Incremental Joinder Agreement (the “Second Joinder Agreement”) to the amended and restated Toys-Delaware secured term loan agreement (“Secured Term Loan Facility”). The Second Joinder Agreement added the Second Incremental Secured Term Loan, increasing the total size of the Secured Term Loan Facility to an aggregate principal amount of $1.3 billion.
The Second Incremental Secured Term Loan was borrowed at a discount of approximately $5 million, which resulted in gross proceeds of approximately $220 million. The gross proceeds were used to pay transaction fees of approximately $5 million, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. Investment funds or accounts advised by KKR owned $7 million of the Second Incremental Secured Term Loan as of October 27, 2012. The net proceeds were raised by Toys-Delaware for general corporate purposes, including, without limitation, to make restricted payments or other distributions or advances to provide funds to us to repay, refinance, repurchase, redeem, defease or otherwise satisfy any indebtedness of the Company or any of its subsidiaries. The Second Incremental Secured Term Loan will mature on May 25, 2018, and bears interest at a rate of London Interbank Offered Rate (“LIBOR”) (with a floor of 1.50%) plus 3.75%, subject to a 0.25% step-down based on our total leverage ratio.
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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, EURIBOR, GBP LIBOR and TIBOR rates. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of October 27, 2012, our interest rate contracts have various maturity dates through September 2016. A portion of our interest rate swaps and caps as of October 27, 2012 are designated as cash flow and fair value hedges in accordance with Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive income (loss); the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. Reclassifications from Accumulated other comprehensive income (loss) to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a net loss of $1 million over the next 12 months to Interest expense from Accumulated other comprehensive income (loss).
The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the changes in fair values of the derivatives and the underlying hedged item separately. For our derivative that is designated as a fair value hedge, we recorded a $7 million and $11 million net gain in earnings related to ineffectiveness for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, and a $1 million and $4 million net gain in earnings related to ineffectiveness for the thirteen and thirty-nine weeks ended October 29, 2011, respectively.
Certain of our agreements with credit-risk related contingent features contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At October 27, 2012, January 28, 2012 and October 29, 2011, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $3 million, $8 million and $9 million, respectively. As of October 27, 2012, January 28, 2012 and October 29, 2011, respectively, we were not required to post collateral with any derivative counterparties.
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
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At October 27, 2012 and October 29, 2011, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $3 million and $1 million, respectively. At January 28, 2012, we did not have any derivative liabilities related to agreements that contained credit-risk related contingent features. We are not required to post collateral for any of these contracts.

The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive income (loss) on our Condensed Consolidated Statements of Stockholders’ Equity for the thirty-nine weeks ended October 27, 2012 and October 29, 2011:

	39 Weeks Ended
(In millions)	October 27, 2012	October 29, 2011
Derivatives designated as cash flow hedges:
Beginning balance	$(2)	$—
Loss on the change in fair value recognized in Accumulated other comprehensive income (loss) - Interest Rate Contracts (1)	—	(1)
Ending balance	$(2)	$(1)

(1)	Reclassifications from Accumulated other comprehensive income (loss) to Interest expense were nominal for the thirty-nine weeks ended October 27, 2012 and October 29, 2011.
The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Derivatives not designated for hedge accounting:
Gain (loss) on the change in fair value - Interest Rate Contracts	$2	$—	$5	$(1)
Gain (loss) on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	2	(9)	(8)	(3)
(Loss) gain on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	(4)	6	(1)	(7)
	—	(3)	(4)	(11)
Derivatives designated as cash flow hedges:
Loss reclassified from Accumulated other comprehensive income (loss) (effective portion) - Interest Rate Contracts	(1)	(1)	(1)	(1)
Gain amortized from terminated cash flow hedges - Interest Rate Contracts	1	1	1	1
	—	—	—	—
Derivative designated as fair value hedge:
Amortization of swap basis adjustment - Interest Rate Contract	(1)	(1)	(1)	(1)
Gain on the change in fair value - Interest Rate Contract	—	4	2	17
Gain (loss) recognized in Interest expense on hedged item	7	(3)	9	(13)
	6	—	10	3
Total Interest expense	$6	$(3)	$6	$(8)

(1)
Gains and losses related to our short-term, intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and the related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of October 27, 2012, January 28, 2012 and October 29, 2011:

	October 27, 2012		January 28, 2012		October 29, 2011
	Notional	Fair Value Assets/	Notional	Fair Value Assets/	Notional	Fair Value Assets/
(In millions)	Amount	(Liabilities)	Amount	(Liabilities)	Amount	(Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Other assets	$700	$—	$700	$—	$700	$—
Accrued expenses and other current liabilities	3	—	—	—	—	—
Other non-current liabilities	124	(2)	131	(2)	155	(2)
Interest Rate Contract designated as fair value hedge:
Other assets	$350	$20	$350	$18	$350	$12
Interest Rate Contracts not designated for hedge accounting:
Other assets	$1,611	$—	$1,611	$—	$1,611	$1
Accrued expenses and other current liabilities	336	(2)	249	(4)	—	—
Other non-current liabilities	—	—	92	(3)	362	(9)
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	$87	$1	$39	$—	$180	$4
Accrued expenses and other current liabilities	253	(3)	40	(1)	241	(7)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	$87	$1	$39	$—	$180	$4
Other assets	2,661	20	2,661	18	2,661	13
Total derivative assets (1)	$2,748	$21	$2,700	$18	$2,841	$17

Accrued expenses and other current liabilities	$592	$(5)	$289	$(5)	$241	$(7)
Other non-current liabilities	124	(2)	223	(5)	517	(11)
Total derivative liabilities (1)	$716	$(7)	$512	$(10)	$758	$(18)

(1)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.

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
The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying each counterparty's credit spread to the applicable exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from our debt, which are considered unobservable inputs. These credit valuation adjustments fall within Level 3 of the fair value hierarchy and include estimates of current credit spreads to evaluate the likelihood of default. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. Generally, significant increases (decreases) in our own credit spread in isolation would result in significantly lower (higher) fair value measurement for these hedges. Based on the mixed input valuation, we classify these derivatives based on the lowest level in the fair value hierarchy that is significant to the overall fair value of the instrument.
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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of October 27, 2012, January 28, 2012 and October 29, 2011, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 27, 2012
Assets
Cash equivalents	$61	$—	$—	$61
Derivative financial instruments:
Interest rate contracts	—	20	—	20
Foreign exchange contracts	—	1	—	1
Total assets	$61	$21	$—	$82
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$2	$2	$4
Foreign exchange contracts	—	3	—	3
Total liabilities	$—	$5	$2	$7

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 28, 2012
Assets
Cash equivalents	$269	$—	$—	$269
Derivative financial instruments:
Interest rate contracts	—	18	—	18
Foreign exchange rates	—	—	—	—
Total assets	$269	$18	$—	$287
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$2	$7	$9
Foreign exchange contracts	—	1	—	1
Total liabilities	$—	$3	$7	$10

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 29, 2011
Assets
Cash equivalents	$40	$—	$—	$40
Derivative financial instruments:
Interest rate contracts	—	1	12	13
Foreign exchange contracts	—	4	—	4
Total assets	$40	$5	$12	$57
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$2	$9	$11
Foreign exchange contracts	—	7	—	7
Total liabilities	$—	$9	$9	$18

The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011.

(In millions)	Level 3
Balance, January 28, 2012	$(7)
Gain on the change in fair value	1
Balance, April 28, 2012	(6)
Gain on the change in fair value	2
Balance, July 28, 2012	(4)
Gain on the change in fair value	2
Balance, October 27, 2012	$(2)

(In millions)	Level 3
Balance, January 29, 2011	$(16)
Gain on the change in fair value	3
Balance, April 30, 2011	(13)
Gain on the change in fair value	11
Balance, July 30, 2011	(2)
Gain on the change in fair value	5
Balance, October 29, 2011	$3
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
There have been no changes in valuation technique or related inputs for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011.
The table below presents our long-lived assets evaluated for impairment measured at fair value on a nonrecurring basis for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier dates and may no longer represent their fair values at October 27, 2012 and October 29, 2011. As of October 27, 2012 and October 29, 2011, we did not have any long-lived assets classified as Level 1 within the fair value hierarchy.

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$4	$2	$—	$2
Balance, April 28, 2012	4	2	—	2
Long-lived assets held and used	—	—	—	—
Balance, July 28, 2012	4	2	—	2
Long-lived assets held and used	4	—	3	1
Balance, October 27, 2012	$8	$2	$3	$3

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$3	$2	$—	$1
Balance, April 30, 2011	3	2	—	1
Long-lived assets held and used	2	—	1	1
Balance, July 30, 2011	5	2	1	2
Long-lived assets held and used	—	—	—	—
Balance, October 29, 2011	$5	$2	$1	$2

5. Income taxes
The following table summarizes our income tax benefit and effective tax rates for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Loss before income taxes	$(206)	$(179)	$(360)	$(374)
Income tax benefit	101	86	159	180
Effective tax rate	(49.0)%	(48.0)%	(44.2)%	(48.1)%
The effective tax rates for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 41.7% for the thirty-nine weeks ended October 27, 2012 compared to 48.0% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to an increase in the earnings that are permanently reinvested outside the United States, a decrease in taxable permanent adjustments and a change in the mix of earnings between jurisdictions.
For the thirteen weeks ended October 27, 2012, our effective tax rate was impacted by a tax benefit of $9 million related to adjustments to taxes receivable and $5 million related to changes to our liability for uncertain tax positions. For the thirteen weeks ended October 29, 2011, our effective tax rate was impacted by a tax benefit of $1 million resulting from changes to our liability for uncertain tax positions.
For the thirty-nine weeks ended October 27, 2012, our effective tax rate was impacted by a tax benefit of $9 million related to adjustments to taxes receivable and $4 million related to changes to our liability for uncertain tax positions. These tax benefits were partially offset by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory rate. For the thirty-nine weeks ended October 29, 2011, our effective tax rate was impacted by a tax benefit of $3 million related to changes to our liability for uncertain tax positions and $1 million related to state income taxes. These tax benefits were partially offset by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate.

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

Our percentages of consolidated Net sales by product category for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011 were as follows:

	13 Weeks Ended		39 Weeks Ended
Domestic:	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Core Toy	13.8%	13.8%	12.1%	11.8%
Entertainment	7.8%	8.3%	7.5%	8.4%
Juvenile	48.1%	48.0%	49.2%	49.4%
Learning	20.0%	19.3%	17.2%	16.5%
Seasonal	9.3%	9.1%	12.7%	12.5%
Other (1)	1.0%	1.5%	1.3%	1.4%
Total	100%	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	13 Weeks Ended		39 Weeks Ended
International:	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Core Toy	20.4%	20.8%	19.3%	19.2%
Entertainment	9.6%	9.8%	9.3%	9.9%
Juvenile	26.9%	27.2%	27.5%	27.8%
Learning	27.4%	26.0%	25.3%	23.5%
Seasonal	14.8%	15.2%	17.7%	18.6%
Other (1)	0.9%	1.0%	0.9%	1.0%
Total	100%	100%	100%	100%

(1)	Consists primarily of license fees from unaffiliated third parties and other non-product related revenues.

A summary of financial results by reportable segment is as follows:

	13 Weeks Ended		39 Weeks Ended
(In millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales
Domestic	$1,504	$1,578	$4,626	$4,795
International	1,105	1,122	3,147	3,189
Total Net sales	$2,609	$2,700	$7,773	$7,984
Operating earnings (loss)
Domestic	$14	$5	$199	$157
International	(8)	9	17	52
Corporate and other	(81)	(89)	(238)	(243)
Operating loss	(75)	(75)	(22)	(34)
Interest expense	(135)	(106)	(350)	(346)
Interest income	4	2	12	6
Loss before income taxes	$(206)	$(179)	$(360)	$(374)

(In millions)	October 27, 2012	January 28, 2012	October 29, 2011
Merchandise inventories
Domestic	$2,283	$1,423	$2,362
International	1,268	809	1,264
Total Merchandise inventories	$3,551	$2,232	$3,626

7. Litigation and legal proceedings

In October 2012, the Massachusetts Supreme Judicial Court granted the Company's request for direct appellate review of a judgment in the amount of approximately $20 million, including $18 million in punitive damages, that was entered against the Company in a wrongful death products liability case entitled Aleo v. SLB Toys USA, Inc., et al. (Superior Court of Massachusetts, Essex County, No. 2008-02149-A) (the “Judgment”). In November 2012, the Company posted an appellate bond in the amount of $24 million, which represents the amount of the Judgment plus anticipated post-judgment interest.  The Company believes that it has certain claims against the manufacturer of the product and that the punitive damage award is not appropriate.  The Company has accrued an amount related to this matter and believes that the ultimate resolution will not have a material impact on the consolidated financial statements.
In addition to the litigation discussed above, we are, and in the future may be, involved in various lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate, estimated amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons:  (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict.  However, based upon our historical experience with similar matters, we do not expect that any such additional losses would be material to our consolidated financial position, results of operations or cash flows.

8. Related party transactions
We are owned by an investment group consisting of entities advised by or affiliated with Bain Capital Partners LLC, KKR and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009 (“Advisory Agreement”). The advisory fee paid to the Sponsors (the “Advisory Fees”) increases 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. We recorded management and advisory fees expense of $5 million and $16 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively. We recorded management and advisory fees expense of $5 million and $15 million for the thirteen and thirty-nine weeks ended October 29, 2011, respectively. During each of the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011, we also paid the Sponsors fees of less than $1 million for out-of-pocket expenses.
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
In connection with the offering of the 2017 Notes on August 1, 2012, we incurred Transaction Fees of approximately $4 million pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned $14 million of the 2017 Notes as of October 27, 2012. See Note 2 entitled “Short-term borrowings and long-term debt” for further details.
In connection with the Second Joinder Agreement entered into on April 10, 2012, we incurred Transaction Fees of approximately $2 million pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned $7 million of the Second Incremental Secured Term Loan as of October 27, 2012. See Note 2 entitled “Short-term borrowings and long-term debt” for further details.
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, privately negotiated transactions or otherwise. During the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011, affiliates of Vornado and investment funds or accounts advised by KKR held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $1 million and $6 million during the thirteen and thirty-nine weeks ended October 27, 2012, respectively. The interest amounts paid on such debt and debt securities held by related parties were $5 million and $12 million during the thirteen and thirty-nine weeks ended October 29, 2011, respectively.

Additionally, under lease agreements with affiliates of Vornado, we or our affiliates paid an aggregate amount of $3 million and $6 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, with respect to 0.8% of our operated stores, which includes Toys “R” Us Express stores. Of these amounts, less than $1 million and $1 million, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado. For the thirteen and thirty-nine weeks ended October 29, 2011, we or our affiliates paid an aggregate amount of $2 million and $6 million, respectively, with respect to 0.9% of our operated stores, which includes Toys “R” Us Express stores. Of these amounts, less than $1 million and $1 million, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado.
On March 15, 2012, we entered into an advisory contract with Neil Friedman, our former Executive Vice President - Toys “R” Us to provide advisory services, on a part-time non-exclusive basis, for our new ventures and business alliances. The term of the agreement is from April 23, 2012 until January 31, 2013. During the term of this agreement, Mr. Friedman will be paid a monthly fee of $30,000.

9. Acquisitions and Dispositions
Acquisitions
On October 31, 2011, the Company acquired a 70% ownership interest in Labuan from Li & Fung Retailing Limited (“Li & Fung”) for a purchase price of approximately $79 million (including a $10 million hold back) plus $8 million of contingent consideration. The terms of the agreement also provide us with the future option to acquire Li & Fung's 30% interest in the business and also provide Li & Fung the option to require us to buy their 30% interest in the business at the end of three years from the acquisition date. A full description of the Company’s acquisition is contained in Note 17 to the Consolidated Financial Statements entitled “ACQUISITIONS” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.
During the thirty-nine weeks ended October 27, 2012, the Company paid $5 million of contingent consideration related to the Labuan acquisition, which was included within Accrued expenses and other current liabilities on our Consolidated Balance Sheet as of January 28, 2012. In accordance with the purchase agreement, the remaining $3 million of contingent consideration will be paid out in subsequent periods based on the future financial performance of Labuan.
In addition, during the thirty-nine weeks ended October 27, 2012, in accordance with the purchase agreement, the Company paid $10 million of the purchase price related to the Labuan acquisition to Li & Fung as it was determined that the business had been appropriately delivered in the agreed upon financial condition. This amount was included within Restricted cash on our Consolidated Balance Sheet as of January 28, 2012.
Dispositions
During the thirteen and thirty-nine weeks ended October 27, 2012, we sold idle properties and certain assets for gross proceeds of $4 million and $12 million, respectively, resulting in a nominal gain and a net gain of $4 million, respectively.

10. Stock-based compensation
Effective March 2012, participants in the Toys “R” Us, Inc. 2005 Management Equity Plan (the “MEP”) are bound by the terms and conditions of Amendment No. 4 to the MEP (“Amendment No. 4”). This amendment provides for, among other things, a longer exercise period, expiring no later than the original term of the option, and the right to a cashless exercise of options held by a participant who is terminated without cause after four or more years of continuous service. Option holders under the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”) have the same rights to a longer exercise period and a cashless exercise right in the event such participant's employment is terminated without cause after four or more years of continuous service, as further described in the form of option award agreement. We accounted for the modification of awards impacted by the terms of Amendment No. 4 in accordance with ASC Topic 718, “Compensation - Stock Compensation” (“ASC 718”). Management has concluded that the modification had a nominal impact on compensation costs.
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

Our Business
We generate sales, earnings and cash flows by retailing merchandise in our core toy, entertainment, juvenile (including baby), learning and seasonal product categories worldwide. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile (including baby) product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses stores in 35 foreign countries and jurisdictions. As of October 27, 2012, there were 1,526 operated and 155 licensed “R” Us branded retail stores worldwide. In addition, as of October 27, 2012, we operated 268 Toys “R” Us Express stores (“Express stores”), including 46 Express stores with a cumulative lease term of at least two years. Domestic and International segments also include their respective Internet operations.
On October 29, 2012, Hurricane Sandy hit the eastern coast of the United States, causing significant damage to the surrounding region, including several of our stores. The Company's organization and assets were not materially damaged by the hurricane, net of insurance claims.

Financial Performance
As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen and thirty-nine weeks ended October 27, 2012 compared to the thirteen and thirty-nine weeks ended October 29, 2011:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$2,609	$2,700	$7,773	$7,984
Gross margin	967	986	2,982	2,989
Gross margin as a percentage of Net sales	37.1%	36.5%	38.4%	37.4%
Selling, general and administrative expenses	$962	$973	$2,747	$2,755
Selling, general and administrative expenses as a percentage of Net sales	36.9%	36.0%	35.3%	34.5%
Net loss	$(105)	$(93)	$(201)	$(194)

Net sales decreased by $91 million and $211 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, compared to the same periods last year. Foreign currency translation decreased Net sales by approximately $30 million and $91 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively. Excluding the impact of foreign currency translation, the decline in Net sales for both periods was primarily due to a decrease in comparable store net sales. Partially offsetting the decrease in Net sales was an increase in net sales from new locations within our International segment, including stores acquired in the Toys (Labuan) Holding Limited (“Labuan”) acquisition.
Gross margin, as a percentage of Net sales for the thirteen and thirty-nine weeks ended October 27, 2012 increased by 0.6 percentage points and 1.0 percentage point, respectively, compared to the same periods last year primarily as a result of margin rate improvements within product categories and improvements in sales mix away from lower margin products.

Selling, general and administrative expenses (“SG&A”) for the thirteen and thirty-nine weeks ended October 27, 2012 decreased by $11 million and $8 million, respectively, compared to the same periods last year. Foreign currency translation decreased SG&A by approximately $12 million and $35 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively. Excluding the impact of foreign currency translation, the increase in SG&A for the thirteen and thirty-nine weeks ended October 27, 2012 was primarily due to the inclusion of expenses associated with Labuan, partially offset by a decrease in payroll expenses and advertising and promotional expenses.

Net loss increased by $12 million for the thirteen weeks ended October 27, 2012 compared to the same period last year primarily due to an increase in Interest expense and a decline in Gross margin dollars. This was partially offset by an increase in Income tax benefit, a decrease in SG&A and an increase in Other income, net. Net loss for the thirty-nine weeks ended October 27, 2012 increased by $7 million compared to the same period last year primarily due to a decrease in Income tax benefit. This was partially offset by a decrease in SG&A and an increase in Other income, net.

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
The following table discloses the change in our comparable store net sales for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011:

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012 vs. 2011	October 29, 2011 vs. 2010	October 27, 2012 vs. 2011	October 29, 2011 vs. 2010
Domestic	(4.1)%	(2.2)%	(2.8)%	(2.2)%
International (1)	(4.6)%	(3.9)%	(4.7)%	(2.7)%

(1) International comparable store net sales does not include stores acquired in the Labuan acquisition as they have not been included in our operations for at least 56 weeks (1 year and 4 weeks).

Store Count by Segment

	October 27, 2012	October 29, 2011	Change
Domestic (1)	875	876	(1)
International - Operated (2)(3)	651	533	118
International - Licensed (3)	155	237	(82)
Total (4)	1,681	1,646	35

(1)
Store count as of October 27, 2012 includes 203 side-by-side (“SBS”) stores, 21 Babies “R” Us Express (“BRU Express”) stores and 62 Juvenile Expansions. Store count as of October 29, 2011 included 183 SBS stores, 20 BRU Express stores and 62 Juvenile Expansions.

(2)	Store count as of October 27, 2012 includes 166 SBS stores and 17 BRU Express stores. Store count as of October 29, 2011 included 143 SBS stores and 13 BRU Express stores.

(3)
Operated store count as of October 27, 2012 includes 102 stores in China and Southeast Asia in conjunction with the acquisition of Labuan on October 31, 2011, 89 of which were previously licensed as of October 29, 2011. Refer to Note 9 to the Condensed Consolidated Financial Statements entitled “Acquisitions and Dispositions” for further details.

(4)
Express stores with a cumulative lease term of at least two years are included in our overall store count, while the remaining locations are excluded. As of October 27, 2012, there were 219 Domestic and 49 International Express stores open, 36 and 10 of which have been included in our overall store count within our Domestic and International segments, respectively. Included in the 219 Domestic Express store count are 24 Toys “R” Us Express-branded departments located within Macy's Inc. stores nationwide. As of October 29, 2011, there were 141 Domestic and 49 International Express stores open, 29 of which were included in our overall store count within our Domestic segment, and none of which were included within our International segment.

Net Loss

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 27, 2012	October 29, 2011	Change	October 27, 2012	October 29, 2011	Change
Toys “R” Us - Consolidated	$(105)	$(93)	$(12)	$(201)	$(194)	$(7)
Net loss increased by $12 million to $105 million for the thirteen weeks ended October 27, 2012, compared to $93 million for the same period last year. The increase in Net loss predominately related to an increase in Interest expense of $29 million due to the issuance of the $450 million aggregate principal amount of 10.375% senior notes due fiscal 2017 (the “2017 Notes”), and the repayment of the $400 million outstanding principal amount of our 7.875% senior notes due fiscal 2013 (the “2013 Notes”). Additionally contributing to the decline was a decrease in Gross margin dollars of $19 million. These amounts were partially offset by an increase in Income tax benefit of $15 million, a decrease in SG&A of $11 million and an increase in Other income, net of $6 million.
Net loss increased by $7 million to $201 million for the thirty-nine weeks ended October 27, 2012, compared to $194 million for the same period last year. The increase in Net loss was primarily due to a decrease in Income tax benefit of $21 million. Partially offsetting this amount was a decrease in SG&A of $8 million and an increase in Other income, net of $9 million.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	October 27, 2012	October 29, 2011	$ Change	% Change	October 27, 2012	October 29, 2011
Domestic	$1,504	$1,578	$(74)	(4.7)%	57.6%	58.4%
International	1,105	1,122	(17)	(1.5)%	42.4%	41.6%
Toys “R” Us - Consolidated	$2,609	$2,700	$(91)	(3.4)%	100.0%	100.0%

Net sales decreased by $91 million or 3.4%, to $2,609 million for the thirteen weeks ended October 27, 2012, compared to $2,700 million for the same period last year. Net sales for the thirteen weeks ended October 27, 2012 included the impact of foreign currency translation, which decreased Net sales by approximately $30 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for the thirteen weeks ended October 27, 2012 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decrease in the number of transactions as well as an increase in product orders associated with this year's Domestic layaway program (which defers the recognition of sales into the period when the customer picks up the order), partially offset by higher average transaction amounts. Additionally offsetting the decrease in Net sales was an increase in net sales from new locations within our International segment, including stores acquired in the Labuan acquisition.

	39 Weeks Ended
					Percentage of Net Sales
($ In millions)	October 27, 2012	October 29, 2011	$ Change	% Change	October 27, 2012	October 29, 2011
Domestic	$4,626	$4,795	$(169)	(3.5)%	59.5%	60.1%
International	3,147	3,189	(42)	(1.3)%	40.5%	39.9%
Toys “R” Us - Consolidated	$7,773	$7,984	$(211)	(2.6)%	100.0%	100.0%
Net sales decreased by $211 million or 2.6%, to $7,773 million for the thirty-nine weeks ended October 27, 2012, compared to $7,984 million for the same period last year. Net sales for the thirty-nine weeks ended October 27, 2012 included the impact of foreign currency translation, which decreased Net sales by approximately $91 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for the thirty-nine weeks ended October 27, 2012 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decrease in the number of transactions as well as an increase in product orders associated with this year's Domestic layaway program (which defers the recognition of sales into the period when the customer picks up the order), partially offset by higher average transaction amounts. Additionally offsetting the decrease in Net sales was an increase in net sales from new locations within our International segment, including stores acquired in the Labuan acquisition.
Domestic
Net sales for the Domestic segment decreased by $74 million or 4.7%, to $1,504 million for the thirteen weeks ended October 27, 2012, compared to $1,578 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 4.1%.
The decrease in comparable store net sales resulted primarily from decreases in our juvenile (including baby), entertainment and core toy categories. The decrease in our juvenile (including baby) category was primarily due to decreased sales of apparel and infant care products. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our core toy category was primarily due to decreased sales of action figures.
Net sales for the Domestic segment decreased by $169 million or 3.5%, to $4,626 million for the thirty-nine weeks ended October 27, 2012, compared to $4,795 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 2.8%.
The decrease in comparable store net sales resulted primarily from decreases in our juvenile (including baby) and entertainment categories. The decrease in our juvenile (including baby) category was primarily due to decreased sales of apparel and infant care products. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. Partially offsetting these decreases was an increase in our learning category, primarily as a result of increased sales of construction toys.
International
Net sales for the International segment decreased by $17 million or 1.5%, to $1,105 million for the thirteen weeks ended October 27, 2012, compared to $1,122 million for the same period last year. Excluding a $30 million decrease in Net sales due to foreign currency translation, International Net sales increased primarily as a result of net sales from new locations. The increase in net sales from new locations was offset by a decrease in comparable store net sales of 4.6%.
The decrease in comparable store net sales resulted primarily from decreases in our core toy, learning and seasonal categories. The decrease in our core toy category was primarily due to decreased sales of action figures. The decrease in our learning category was primarily due to decreased sales of educational products. The decrease in our seasonal category was primarily due to decreased sales of outdoor products.

Net sales for the International segment decreased by $42 million or 1.3%, to $3,147 million for the thirty-nine weeks ended October 27, 2012, compared to $3,189 million for the same period last year. Excluding a $91 million decrease in Net sales due to foreign currency translation, International Net sales increased primarily as a result of net sales from new locations. The increase in net sales from new locations was offset by a decrease in comparable store net sales of 4.7%.
The decrease in comparable store net sales resulted primarily from decreases in our core toy, seasonal and entertainment categories. The decrease in our core toy category was primarily due to a decline in sales of action figures. The decrease in our seasonal category was primarily due to decreased sales of outdoor products. The decrease in our entertainment category was primarily due to decreased sales of video game systems and software.

Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 27, 2012	October 29, 2011	$ Change	October 27, 2012	October 29, 2011	Change
Domestic	$542	$552	$(10)	36.0%	35.0%	1.0%
International	425	434	(9)	38.5%	38.7%	(0.2)%
Toys “R” Us - Consolidated	$967	$986	$(19)	37.1%	36.5%	0.6%
Gross margin decreased by $19 million to $967 million for the thirteen weeks ended October 27, 2012, compared to $986 million for the same period last year. Foreign currency translation decreased Gross margin by approximately $12 million.
Gross margin, as a percentage of Net sales, increased by 0.6 percentage points for the thirteen weeks ended October 27, 2012, compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by margin rate improvements within product categories and improvements in sales mix away from lower margin products.

	39 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 27, 2012	October 29, 2011	$ Change	October 27, 2012	October 29, 2011	Change
Domestic	$1,731	$1,735	$(4)	37.4%	36.2%	1.2%
International	1,251	1,254	(3)	39.8%	39.3%	0.5%
Toys “R” Us - Consolidated	$2,982	$2,989	$(7)	38.4%	37.4%	1.0%
Gross margin decreased by $7 million to $2,982 million for the thirty-nine weeks ended October 27, 2012, compared to $2,989 million for the same period last year. Foreign currency translation decreased Gross margin by approximately $41 million.
Gross margin, as a percentage of Net sales, increased by 1.0 percentage point for the thirty-nine weeks ended October 27, 2012 compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by margin rate improvements within product categories and improvements in sales mix away from lower margin products.
Domestic
Gross margin decreased by $10 million to $542 million for the thirteen weeks ended October 27, 2012, compared to $552 million for the same period last year. Gross margin, as a percentage of Net sales, increased by 1.0 percentage point for the thirteen weeks ended October 27, 2012 compared to the same period last year.

The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in margin rates, predominantly in our learning, core toy and juvenile categories. Additionally contributing to the increase were improvements in sales mix away from lower margin products, predominantly in our entertainment category.
Gross margin decreased by $4 million to $1,731 million for the thirty-nine weeks ended October 27, 2012, compared to $1,735 million for the same period last year. Gross margin, as a percentage of Net sales, increased by 1.2 percentage points for the thirty-nine weeks ended October 27, 2012 compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in margin rates, predominantly in our learning, core toy and seasonal categories. Additionally contributing to the increase were improvements in sales mix away from lower margin products, predominantly in our entertainment category.
International
Gross margin decreased by $9 million to $425 million for the thirteen weeks ended October 27, 2012, compared to $434 million for the same period last year. Foreign currency translation decreased Gross margin by approximately $12 million. Gross margin, as a percentage of Net sales, decreased by 0.2 percentage points for the thirteen weeks ended October 27, 2012 compared to the same period last year.
Gross margin decreased by $3 million to $1,251 million for the thirty-nine weeks ended October 27, 2012, compared to $1,254 million for the same period last year. Foreign currency translation decreased Gross margin by approximately $41 million. Gross margin, as a percentage of Net sales, increased by 0.5 percentage points for the thirty-nine weeks ended October 27, 2012 compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in margin rates, predominantly in our core toy and entertainment categories.

Selling, General and Administrative Expenses
The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 27, 2012	October 29, 2011	$ Change	October 27, 2012	October 29, 2011	Change
Toys “R” Us - Consolidated	$962	$973	$(11)	36.9%	36.0%	0.9%
SG&A decreased by $11 million to $962 million for the thirteen weeks ended October 27, 2012, compared to $973 million for the same period last year. Foreign currency translation decreased SG&A by approximately $12 million. As a percentage of Net sales, SG&A increased by 0.9 percentage points.
Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to the inclusion of $21 million of expenses associated with Labuan, which was acquired on October 31, 2011. This was partially offset by a decrease of $13 million in payroll expenses and a decrease of $9 million in advertising and promotional expenses.

	39 Weeks Ended
				Percentage of Net Sales
($ In millions)	October 27, 2012	October 29, 2011	$ Change	October 27, 2012	October 29, 2011	Change
Toys “R” Us - Consolidated	$2,747	$2,755	$(8)	35.3%	34.5%	0.8%

SG&A decreased by $8 million to $2,747 million for the thirty-nine weeks ended October 27, 2012, compared to $2,755 million for the same period last year. Foreign currency translation decreased SG&A by approximately $35 million. As a percentage of Net sales, SG&A increased by 0.8 percentage points.
Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to the inclusion of $60 million of expenses associated with Labuan, which was acquired on October 31, 2011. This was partially offset by a decrease of $20 million in payroll expenses and a decrease of $16 million in advertising and promotional expenses.

Depreciation and Amortization

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 27, 2012	October 29, 2011	Change	October 27, 2012	October 29, 2011	Change
Toys “R” Us - Consolidated	$97	$99	$(2)	$297	$299	$(2)
Depreciation and amortization decreased by $2 million for both the thirteen and thirty-nine weeks ended October 27, 2012 compared to the same periods last year. Foreign currency translation accounted for a decrease of approximately $1 million and $3 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively.

Other Income, Net
Other income, net includes the following:

•	gift card breakage income;

•	credit card program income;

•	net gains on sales of properties;

•	impairment on long-lived assets;

•	foreign exchange gains and losses; and

•	other operating income and expenses.

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 27, 2012	October 29, 2011	Change	October 27, 2012	October 29, 2011	Change
Toys “R” Us - Consolidated	$17	$11	$6	$40	$31	$9
Other income, net increased by $6 million to $17 million for the thirteen weeks ended October 27, 2012, compared to $11 million for the same period last year. The increase was primarily due to a $4 million increase in credit card program income.
Other income, net increased by $9 million to $40 million for the thirty-nine weeks ended October 27, 2012, compared to $31 million for the same period last year. The increase was primarily due to a $3 million increase in credit card program income, a $2 million increase in advertising income from our websites, a $1 million increase in net gains on sales of properties and a $1 million increase in gift card breakage income.

Interest Expense

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 27, 2012	October 29, 2011	Change	October 27, 2012	October 29, 2011	Change
Toys “R” Us - Consolidated	$135	$106	$29	$350	$346	$4
Interest expense increased by $29 million and $4 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, compared to the same periods last year. The increase for both periods was primarily due to the issuance of the 2017 Notes, the repayment of the 2013 Notes, which included a make-whole premium of approximately $18 million, and the issuance of the Second Incremental Secured Term Loan. Partially offsetting the increase in Interest expense during the thirty-nine weeks ended October 27, 2012 was a reduction in expense related to our derivative instruments.

Interest Income

	13 Weeks Ended			39 Weeks Ended
(In millions)	October 27, 2012	October 29, 2011	Change	October 27, 2012	October 29, 2011	Change
Toys “R” Us - Consolidated	$4	$2	$2	$12	$6	$6
Interest income increased by $2 million to $4 million for the thirteen weeks ended October 27, 2012, compared to $2 million for the same period last year.
Interest income increased by $6 million to $12 million for the thirty-nine weeks ended October 27, 2012, compared to $6 million for the same period last year. The increase was primarily due to the accretion of the Vanwall Finance PLC securities we held to face value, the majority of which were purchased in the third quarter of fiscal 2011.

Income Tax Benefit
The following table summarizes our income tax benefit and effective tax rates for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Loss before income taxes	$(206)	$(179)	$(360)	$(374)
Income tax benefit	101	86	159	180
Effective tax rate	(49.0)%	(48.0)%	(44.2)%	(48.1)%
The effective tax rates for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 41.7% for the thirty-nine weeks ended October 27, 2012 compared to 48.0% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to an increase in the earnings that are permanently reinvested outside the United States, a decrease in taxable permanent adjustments and a change in the mix of earnings between jurisdictions.
For the thirteen weeks ended October 27, 2012, our effective tax rate was impacted by a tax benefit of $9 million related to adjustments to taxes receivable and $5 million related to changes to our liability for uncertain tax positions. For the thirteen weeks ended October 29, 2011, our effective tax rate was impacted by a tax benefit of $1 million resulting from changes to our liability for uncertain tax positions.
For the thirty-nine weeks ended October 27, 2012, our effective tax rate was impacted by a tax benefit of $9 million related to adjustments to taxes receivable and $4 million related to changes to our liability for uncertain tax positions. These tax benefits were partially offset by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory rate. For the thirty-nine weeks ended October 29, 2011, our effective tax rate was impacted by a tax benefit of $3 million related to changes to our liability for uncertain tax positions and $1 million related to state income taxes. These tax benefits were partially offset by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate.
Our expectation of our full year effective tax rate for fiscal 2012 (which includes our forecasted annualized effective tax rate, adjusted for full year discrete items) has not materially changed from our initial expectation disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Liquidity and Capital Resources
Overview
As of October 27, 2012, we were in compliance with all of our covenants related to our outstanding debt. At October 27, 2012, under our $1.85 billion secured revolving credit facility (“ABL Facility”), we had outstanding borrowings of $110 million, a total of $116 million of outstanding letters of credit and excess availability of $1,567 million. We are also subject to a minimum excess availability covenant, which was $125 million at October 27, 2012, with remaining availability of $1,442 million in excess of the covenant.

Toys “R” Us-Japan, Ltd. (“Toys-Japan”) currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). On June 25, 2012, Toys-Japan amended the terms of Tranche 1. Tranche 1 is available in amounts of up to ¥12.9 billion ($162 million at October 27, 2012), expiring on June 28, 2013. At October 27, 2012, we had outstanding borrowings of $75 million under Tranche 1, with $87 million of remaining availability.
Additionally on June 25, 2012, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Tranche 2 is available in amounts of up to ¥12.0 billion ($151 million at October 27, 2012), expiring on June 27, 2014. At October 27, 2012, we had outstanding borrowings of $24 million under Tranche 2, with $127 million of remaining availability.
Toys-Japan also has an uncommitted line of credit with total availability of ¥2.8 billion ($36 million at October 27, 2012), which will renew April 1 of each year unless otherwise canceled. As of October 27, 2012, we had no outstanding borrowings under the uncommitted line of credit.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($222 million at October 27, 2012) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At October 27, 2012, we had outstanding borrowings of $107 million, with $115 million of availability under the European ABL Facility.
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$259 million ($33 million at October 27, 2012). As of October 27, 2012, we had $11 million of borrowings and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $19 million.
We are dependent on the borrowings provided by our lenders to support our working capital needs, capital expenditures and service debt. As of October 27, 2012, we have funds available to finance our operations under our European ABL Facility through March 2016, our ABL Facility through August 2015, and our Toys-Japan unsecured credit lines with a tranche maturing June 2013 and a tranche maturing June 2014. In addition, Labuan and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
In general, our primary uses of cash are providing for working capital purposes (which principally represent the purchase of inventory), servicing debt, remodeling existing stores (including conversions), financing construction of new stores and paying expenses, such as payroll costs, to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the fourth quarter holiday selling season. As of the third quarter of fiscal 2012, peak borrowings under our revolving credit facilities and credit lines amounted to $357 million. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and borrowings under our revolving credit facilities and credit lines.
Although we believe that cash generated from operations, along with our existing cash, revolving credit facilities and credit lines will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next 12 months, any world-wide financial market disruption could have a negative impact on our available resources in the future.
As of October 27, 2012, we have approximately $1.0 billion of indebtedness due within the next 12 months which primarily consisted of the following outstanding borrowings listed below.

•	French real estate credit facility, €61 million due February 2013 ($79 million at October 27, 2012)

•	Spanish real estate credit facility, €126 million due February 2013 ($163 million at October 27, 2012)

•	U.K. real estate senior and junior credit facilities, £406 million due April 2013 ($654 million at October 27, 2012)
As of October 27, 2012, we had access to a total of approximately $557 million of liquidity at Toys “R” Us, Inc. (the “Parent Company”), comprised of short-term intercompany receivables, which could be funded through availability under our ABL Facility and European ABL Facility. We may consider using a significant portion of these funds in connection with the refinancing, extension or amendment, subject to the availability of commercially reasonable terms for any refinancing or extension or amendment of the real estate credit facilities. We have commenced discussions related to these facilities with various lenders and advisors and are considering a number of refinancing options, including whether to use in-country liquidity and refinancings through amend and extend transactions, or debt issued by our European subsidiary, Toys “R” Us-Europe, LLC. The use of any such refinancing option is dependent upon the availability of commercially reasonable terms and whether such refinancing options would be a commercially reasonable use of the Company's available liquidity. Therefore, based on funds available at the Parent Company and our discussions with various lenders and advisors, we believe that we have the ability to either refinance (or repay a portion of and refinance) these credit facilities prior to maturity; however given that our upcoming maturities are concentrated in Europe, the weakness of the European economic climate could reduce or restrict our ability to refinance these debt obligations on favorable terms. Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for more information regarding our debt.

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
The following table discloses our capital expenditures for the thirty-nine weeks ended October 27, 2012 and October 29, 2011:

	39 Weeks Ended
(In millions)	October 27, 2012	October 29, 2011
Conversion projects (1)	$57	$74
New stores (2)	51	70
Information technology	48	49
Other store-related projects (3)	41	34
Distribution centers	18	39
Total capital expenditures	$215	$266

(1)	Primarily includes SBS conversions as well as other remodels pursuant to our juvenile integration strategy.

(2)	Primarily includes SBS relocations as well as single format stores (including Express stores).

(3)	Includes other store-related projects (other than conversion projects) such as store updates.

Cash Flows

	39 Weeks Ended
(In millions)	October 27, 2012	October 29, 2011	Change
Net cash used in operating activities	$(623)	$(1,072)	$449
Net cash used in investing activities	(207)	(270)	63
Net cash provided by financing activities	533	746	(213)
Effect of exchange rate changes on Cash and cash equivalents	(5)	15	(20)
Net decrease during period in Cash and cash equivalents	$(302)	$(581)	$279

Cash Flows Used In Operating Activities
Net cash used in operating activities decreased $449 million to $623 million for the thirty-nine weeks ended October 27, 2012, compared to $1,072 million for the thirty-nine weeks ended October 29, 2011. The decrease in net cash used in operating activities was primarily the result of the timing of vendor payments and a decrease in purchases of merchandise inventories due to our relatively higher levels of merchandise inventories as of January 28, 2012.

Cash Flows Used In Investing Activities
Net cash used in investing activities decreased $63 million to $207 million for the thirty-nine weeks ended October 27, 2012, compared to $270 million for the thirty-nine weeks ended October 29, 2011. The decrease in net cash used in investing activities was due to a decline in capital expenditures of $51 million, the prior period purchase of $24 million in debt securities of Vanwall Finance PLC, and a $10 million decrease attributable to the change in restricted cash. These decreases were partially offset by $15 million of contingent and hold back consideration paid to Li & Fung Retailing Limited in connection with our acquisition of a 70% ownership interest in Labuan and a decrease of $7 million in proceeds received from the sale of fixed assets as compared to the same period last year.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities decreased $213 million to $533 million for the thirty-nine weeks ended October 27, 2012, compared to $746 million for the thirty-nine weeks ended October 29, 2011. The decrease in net cash provided by financing activities was primarily due to a $206 million decrease in net debt borrowings predominantly related to our improved cash flow from operations and an increase of $5 million in capitalized debt issuance costs.

Debt
Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt and any of the transactions described below.
As of October 27, 2012, we had total indebtedness of approximately $5.7 billion, of which $3.5 billion was secured indebtedness.
During the thirty-nine weeks ended October 27, 2012, the following events occurred with respect to our debt structure:

•
On April 10, 2012, Toys-Delaware and certain of its subsidiaries entered into a Second Incremental Joinder Agreement (the “Second Joinder Agreement”) to the amended and restated Toys-Delaware's secured term loan agreement (“Secured Term Loan Facility”). The Second Joinder Agreement added a new tranche of term loans in an aggregate principal amount of $225 million due fiscal 2018 (“Second Incremental Secured Term Loan”), increasing the total size of the Secured Term Loan Facility to an aggregate principal amount of $1.3 billion. The Second Incremental Secured Term Loan was borrowed at a discount of approximately $5 million, which resulted in gross proceeds of approximately $220 million. The net proceeds were raised by Toys-Delaware for general corporate purposes, including, without limitation, to make restricted payments or other distributions or advances to provide funds to us to repay, refinance, repurchase, redeem, defease or otherwise satisfy any indebtedness of the Company or any of its subsidiaries.

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

•
On June 25, 2012, Toys-Japan amended the terms of Tranche 1 and entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 1 is available in amounts of up to ¥12.9 billion ($162 million at October 27, 2012), expiring on June 28, 2013. Additionally, Tranche 2 is available in amounts of up to ¥12.0 billion ($151 million at October 27, 2012), expiring on June 27, 2014.

•
On August 1, 2012, we completed the offering of the 2017 Notes. The 2017 Notes were issued at a discount of approximately $4 million, which resulted in gross proceeds of approximately $446 million. The gross proceeds were used to pay transaction fees of approximately $14 million, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. The net proceeds were used to redeem the outstanding 2013 Notes, including premiums, and for general corporate purposes.

•
On October 11, 2012, pursuant to a registration rights agreement that we entered into in connection with the offering of the 2017 Notes, we commenced a registered exchange offer for the 2017 Notes pursuant to a registration statement under the Securities Act of 1933. The exchange offer was completed on November 9, 2012 with 100% of the 2017 Notes exchanged for registered 2017 Notes.

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

Supplemental Disclosure of Unrestricted Subsidiary Information as Required under the Indenture of the 2017 Notes
In accordance with the indenture, for so long as the 2017 Notes are outstanding, the Company will include a presentation of total debt, property, plant and equipment, net, and Adjusted EBITDA of Toys “R” Us Properties (UK) Limited (“UK Propco”), which owns or leases substantially all of our stores in the United Kingdom and leases them to our U.K. operating company, for so long as it is an Unrestricted Subsidiary that constitutes a Significant Subsidiary, each as defined in the indenture. As of October 27, 2012, UK Propco has $654 million in total debt and a carrying value of $199 million in property, plant and equipment, net. For the thirteen and thirty-nine weeks ended October 27, 2012, UK Propco Adjusted EBITDA was $13 million and $41 million, respectively. Refer to the table below for a reconciliation of Operating earnings attributable to UK Propco to Adjusted EBITDA attributable to UK Propco.

	13 Weeks Ended	39 Weeks Ended
(In millions)	October 27, 2012	October 27, 2012
Operating earnings attributable to UK Propco	$12	$38

Adjustment:
Depreciation and amortization	1	3
Adjusted EBITDA(1) attributable to UK Propco	$13	$41
(1) Adjusted EBITDA is defined as EBITDA (earnings (loss) before net interest income (expense), income tax expense (benefit), depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company's actual operating performance including certain items which are generally non-recurring. Management did not identify any such items associated with UK Propco for the thirteen and thirty-nine weeks ended October 27, 2012.

Contractual Obligations and Commitments
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Due to the changes in our Long-term debt during the thirty-nine weeks ended October 27, 2012 described in Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt”, we have provided updated Short-term borrowings and long-term debt and interest payment information. The following table summarizes our contractual obligations associated with our Short-term borrowings and long-term debt and related interest payments as of October 27, 2012.

	Payments Due By Period
(In millions)	Remainder of Fiscal 2012	Fiscals 2013 & 2014	Fiscals 2015 & 2016	Fiscals 2017 and thereafter	Total
Short-term borrowings and long-term debt (1)(2)	$278	$838	$1,315	$3,141	$5,572
Interest payments (3)(4)	118	716	660	269	1,763
Total	$396	$1,554	$1,975	$3,410	$7,335

(1)
Reflects the issuance of the 2017 Notes and the repayment of the 2013 Notes, along with the borrowings under Toys-Delaware's Second Incremental Secured Term Loan. See Note 2 to our Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details.

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
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. As of January 29, 2012, the Company adopted ASU 2011-04 and applied this guidance prospectively. Other than enhanced disclosures, the adoption of ASU 2011-04 did not have a material impact on our Condensed Consolidated Financial Statements.

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
There has been no significant change in our exposure to market risk during the thirty-nine weeks ended October 27, 2012. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Additional Information
As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, on October 31, 2011, the Company acquired a 70% ownership interest in Toys (Labuan) Holding Limited (“Labuan”) from Li & Fung Retailing Limited. Management’s assessment and conclusion on the effectiveness of internal control over financial reporting for the fiscal year ended January 28, 2012, excluded the internal controls of Labuan; however, for the fiscal year ending February 2, 2013, this assessment and conclusion will include the controls of Labuan.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In October 2012, the Massachusetts Supreme Judicial Court granted the Company's request for direct appellate review of a judgment in the amount of approximately $20 million, including $18 million in punitive damages, that was entered against the Company in a wrongful death products liability case entitled Aleo v. SLB Toys USA, Inc., et al. (Superior Court of Massachusetts, Essex County, No. 2008-02149-A) (the “Judgment”). In November 2012, the Company posted an appellate bond in the amount of $24 million, which represents the amount of the Judgment plus anticipated post-judgment interest.  The Company believes that it has certain claims against the manufacturer of the product and that the punitive damage award is not appropriate.  The Company has accrued an amount related to this matter and believes that the ultimate resolution will not have a material impact on the consolidated financial statements.
In addition to the litigation discussed above, we are, and in the future, may be involved in various lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate, estimated amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons:  (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict.  However, based upon our historical experience with similar matters, we do not expect that any such additional losses would be material to our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors
As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On October 15, 2012, a former employee exercised 10,001 options, which resulted in the issuance of 2,728 shares of Common Stock to this former employee. This issuance was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

TOYS “R” US, INC.
(Registrant)

Date: December 7, 2012	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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

4.1	Indenture for the 10.375% Senior Notes due 2017, dated August 1, 2012 (the “2017 Notes”), between Toys “R” Us, Inc., and the Bank of New York Mellon, as Trustee.

4.2	Form of the 2017 Notes (included in Exhibit 4.1).

4.3
Registration Rights Agreement, dated August 1, 2012, among Toys “R” Us, Inc. and J.P. Morgan Securities LLC, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Citigroup Global Markets, LLC, Credit Suisse Securities (USA) LLC, HSBC Securities (USA) Inc. and Wells Fargo Securities, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document