Form 10-K
period 2013-02-02
TOYS R US INC
filed 2013-03-29
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013 Commission file number 1-11609
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐
(Note: As a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if the registrant were subject to such filing requirements.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 13, 2013, there were outstanding 49,212,913 shares of common stock, $0.001 par value per share, of Toys “R” Us, Inc., none of which were publicly traded.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This Annual Report on Form 10-K, the other reports and documents that we have filed or may in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, store openings, integration and remodeling, the development, implementation and integration of our Internet business, future financial or operational performance, projected sales or earnings per share for certain periods, comparable store net sales from one period to another, cost savings, results of store closings and restructurings, outcome or impact of pending or threatened litigation, domestic or international developments, amount and allocation of future capital expenditures, growth initiatives, inventory levels, cost of goods, selection and type of merchandise, marketing positions, implementation of safety standards, future financings, estimates regarding future effective tax rates, and other goals and targets and statements of the assumptions underlying or relating to any such statements.
These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of our business, competition in the retail industry, changes in our product distribution mix and distribution channels, general economic factors in the United States and other countries in which we conduct our business, consumer spending patterns, our ability to implement our strategy, the availability of adequate financing, access to trade credit, changes in consumer preferences, our dependence on key vendors for our merchandise, political and other developments associated with our international operations, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact our business, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

INDEX

		PAGE
PART I.

Item 1.	Business	1
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Mine Safety Disclosures	21

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 8.	Financial Statements and Supplementary Data	50
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	116
Item 9A.	Controls and Procedures	116
Item 9B.	Other Information	118

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	119
Item 11.	Executive Compensation	121
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	146
Item 13.	Certain Relationships and Related Transactions and Director Independence	147
Item 14.	Principal Accounting Fees and Services	150

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	151

SIGNATURES		152

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		153

INDEX TO EXHIBITS		154

PART I

ITEM 1.	BUSINESS
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2012 ended February 2, 2013; fiscal 2011 ended January 28, 2012; and fiscal 2010 ended January 29, 2011. With the exception of fiscal 2012, which includes 53 weeks, all other fiscal years presented include 52 weeks. References to 2012, 2011 and 2010 are to our fiscal years unless otherwise specified.
Our Business
We are the leading global specialty retailer of toys and juvenile products as measured by Net sales. Toys “R” Us is recognized as the toy and juvenile (including baby) authority. We sell a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through our retail locations and the Internet. Our brand names are highly recognized in North America, Europe and Asia, and our expertise in the toy and juvenile retail space, our broad range of product offerings, our substantial scale and geographic footprint and our strong vendor relationships account for our market-leading position and distinguish us from the competition. We believe we offer the most comprehensive year-round selection of toys and juvenile products among omnichannel retailers, including a broad assortment of private label and exclusive merchandise unique to our stores.
As of February 2, 2013, we operated 1,540 stores and licensed an additional 163 stores. These stores are located in 36 countries and jurisdictions around the world under the Toys “R” Us, Babies “R” Us and FAO Schwarz banners. In addition, we operate Toys “R” Us Express stores (“Express stores”), smaller format stores primarily open on a short-term basis during the holiday season. During the fiscal 2012 holiday season, we operated 303 Express stores, of which 125 were still open as of February 2, 2013. Of the 125 Express stores that remained open, 59 have been included in our overall store count as they each have a cumulative lease term of at least two years. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and toys.com, as well as other Internet sites we operate in our international markets. For fiscal 2012, we generated Net sales of $13.5 billion, Net earnings of $38 million and Adjusted EBITDA of $1.0 billion. For the definition of Adjusted EBITDA, an explanation of why we present it and a description of the limitations of this non-GAAP measure, as well as a reconciliation to Net earnings, see Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.
History
Our Company was founded in Washington D.C. in 1948 when Charles Lazarus opened a baby furniture store, Children’s Bargain Town. The Toys “R” Us name made its debut in 1957. In 1978, we completed an initial public offering of our common stock. When Charles Lazarus retired as our Chief Executive Officer (“CEO”) in 1994, we operated or licensed over 1,000 stores in 17 countries and jurisdictions. In 1996, we established the Babies “R” Us brand, further solidifying our reputation as a leading consumer destination for children and their families.
On July 21, 2005, we were acquired by an investment group led by entities advised by or affiliated with Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust. We refer to this collective ownership group as our “Sponsors.” Upon the completion of this acquisition, we became a private company.
Subsequent Event
On February 13, 2013, the Company announced that Gerald L. Storch will transition from his role as CEO, while remaining in his capacity as Chairman of the Board.  Mr. Storch will continue in his position as CEO during the transition period.
Strategy
We have developed a juvenile integration strategy which features an integrated shopping format for our guests by combining the Toys “R” Us and Babies “R” Us merchandise offerings under one roof. We call this format a side-by-side (“SBS”) store. SBS stores are a combination of Toys “R” Us stores and Babies “R” Us stores, and may be the result of a conversion or relocation and, in certain cases, may be accompanied by the closure of one or more existing stores. In addition, SBS stores may also be constructed in a new location and market.
The integration of juvenile merchandise (including baby products) with toy and entertainment offerings has allowed us to create a “one-stop shopping” experience for our guests, and enabled us to obtain the operating benefits associated with combining product lines under one roof. Our product assortment allows us to capture new customers during pregnancy, helping them prepare for the arrival of their newborn. We then become a resource for infant products such as baby formula, diapers and solid foods, as well as baby clothing and learning aids. We believe this opportunity to establish first contact with new parents enables us to develop long-lasting customer relationships with them as their children grow and they transition to becoming consumers of our products. We continue to build on these relationships as these children mature and eventually become parents themselves. Additionally, juvenile merchandise staples such as baby formula, diapers and infant clothing provide us with a mitigant to the inherent seasonality in the toy business.
In connection with our juvenile integration strategy, we continue to increase the number of SBS stores both domestically and internationally. Through the end of fiscal 2012, we have converted existing stores into 281 SBS store formats. In addition, we have opened 93 SBS stores (51 of which were relocations of existing stores). We expect that our integrated store format will continue to be a driver of our revenue and profit growth going forward.
In addition to our SBS store format, we continue to enhance our juvenile integration strategy with our Babies “R” Us Express (“BRU Express”) and Juvenile Expansion formats which devote additional square footage to our juvenile products within our traditional Toys “R” Us stores. Since implementing these integrated store formats, we have augmented 100 existing Toys “R” Us stores with these layouts.
We leverage our e-commerce business by integrating our Internet capabilities with our stores. The “Buy Online, Pick Up In Store” program, available within all stores in the United States and the United Kingdom, offers customers the ability to browse and shop from the comfort of their own homes, while giving them the flexibility to pick up their purchases in-store usually within the same day. During fiscal 2012, the Company introduced the “Ship to Store” program domestically, which allows customers to purchase on-line items that may not be currently available in their local store, and have their order delivered to the local store of their choice, free of shipping charges. We also introduced “Pay In-Store,” which enables customers to shop on-line and pay for their items in any one of our stores across the United States.
In addition, the “Ship from Store” program leverages inventory from the majority of our stores to improve the speed with which customers receive their items, as well as provide an additional option to fulfill on-line orders. This feature is also available in several of our international countries, and we expect to implement the other programs to our foreign markets in the future. In addition, our loyalty programs, including baby registry, birthday club and Rewards “R” Us programs, all offer on-line functionality which deepens our relationship with our guests and complements the in-store experience.
Internationally, we have an existing on-line presence in Australia, Austria, Canada, France, Germany, Japan, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom, and during fiscal 2012, we expanded our global reach through the introduction of our China website. We also introduced international shipping for on-line orders to more than 60 countries across Asia, the Caribbean, Central America, Europe, North America and South America. This new service allows customers to place orders domestically and have them delivered across the world, and more importantly, it allows us to expand the global reach of our brands to countries where we do not currently have any physical stores. For fiscals 2012, 2011 and 2010, our consolidated e-commerce business generated net sales of approximately $1.1 billion, $1.0 billion and $782 million, respectively.
We believe that we may have the potential to grow the number of stores in our international store portfolio, particularly those in the emerging economies which are seeing overall GDP growth and rising incomes. In the United States, we do not see the same opportunity.
In line with our strategy to expand our global reach to new international markets, during fiscal 2011, we acquired a 70% ownership interest in Toys (Labuan) Holding Limited (“Labuan”) from Li & Fung Retailing Limited (“Li & Fung”). As of February 2, 2013, Labuan operated 100 Toys “R” Us retail stores (90 of which were acquired in fiscal 2011) in Brunei, China, Hong Kong, Malaysia, Singapore, Taiwan and Thailand. In our store count, these stores are considered part of our operated locations upon acquisition. Additionally, Labuan has sublicensed to a third party the right to operate stores in the Philippines and Macau. Refer to Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details. Additionally, in fiscal 2011, we established wholly-owned business operations in Poland where we opened our first store in the capital city of Warsaw.
We will continue to focus on expanding our gross margins primarily through optimizing pricing, increasing our private label penetration and increasing our use of direct sourcing. We will also continue to optimize our cost structure and enhance efficiencies throughout the organization to manage our selling, general and administrative expenditures.
Domestically in fiscal 2012, the Company introduced several programs that benefited customers during our holiday selling season. We offered a free, no minimum purchase layaway program early in the season, which allowed customers to take full advantage of the flexible payment terms provided by layaway. In addition, our “Price Match Guarantee” program matched competitors’ in-store pricing on identical items, as well as identical items sold on our websites. Also, for the first time, we offered the Hot Toy Reservation program, a complimentary service that enabled guests to reserve the hottest toys of the holiday season. This service was available for the 50 items on the Company’s annual Holiday Hot Toy List. These programs are also available at select locations within our international markets.
As of the end of fiscal 2012, we operated all of the “R” Us branded retail stores in the United States and Puerto Rico and approximately 80% of the 828 “R” Us branded retail stores internationally (excluding temporary Express store locations). The balance of the “R” Us branded retail stores outside the United States are operated by licensees. Licensing fees did not have a material impact on our Net sales.
As of February 2, 2013, we operated 1,540 retail stores and licensed an additional 163 retail stores worldwide in the following formats:
Operated Stores

•
852 traditional toy stores, which typically range in size from 20,000 to 50,000 square feet and devote approximately 6,000 square feet to boutique areas for juvenile (including baby) products (BRU Express and Juvenile Expansion formats devote approximately an additional 4,000 square feet and 1,000 square feet, respectively, for juvenile - including baby - products);

•
374 SBS stores, which typically range in size from 30,000 to 70,000 square feet and devote approximately 20,000 to 40,000 square feet to traditional toy products and approximately 10,000 to 30,000 square feet to juvenile (including baby) products;

•	252 juvenile stores, which typically range in size from 30,000 to 45,000 square feet and devote approximately 2,000 to 3,000 square feet to traditional toy products;

•	59 Express stores, which typically range in size from 2,000 to 7,000 square feet, each with a cumulative lease term of at least two years; and

•
3 flagship store locations (the Toys “R” Us store in Times Square, the FAO Schwarz store on 5th Avenue and the Babies “R” Us store in Union Square – all in New York City), which range in size from approximately 55,000 to 105,000 square feet.

Licensed Stores

•	163 “R” Us branded retail stores ranging in various sizes.
In addition to these stores, during the fiscal 2012 holiday selling season, we operated an additional 244 temporary Express stores globally in shopping malls, outlet malls and other shopping centers located in high traffic areas, 66 of which remained open as of February 2, 2013. These locations typically range in size from approximately 2,000 to 7,000 square feet, each has a cumulative lease term of less than two years and are not included in our overall store count.
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
Our Business Segments
Our business has two reportable segments: Toys “R” Us – Domestic (“Domestic”) and Toys “R” Us – International (“International”). See Note 11 to our Consolidated Financial Statements entitled “SEGMENTS” for our segments’ financial results for fiscals 2012, 2011 and 2010. The following is a brief description of our segments:

•
Domestic — Our Domestic segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 875 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales in fiscal 2012 were derived from 393 traditional toy stores (including 83 BRU Express and Juvenile Expansion formats), 239 juvenile stores, 204 SBS stores, 36 permanent Express stores and our three flagship stores in New York City. Additionally, we generated Net sales through our temporary Express store locations. Domestic Net sales were $8.1 billion for fiscal 2012, which accounts for 60% of our consolidated Net sales.

•
International — Our International segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 665 operated and 163 licensed stores in 35 countries and jurisdictions and through the Internet. In addition to fees received from licensed stores, International Net sales in fiscal 2012 were derived from 459 traditional toy stores (including 17 BRU Express formats), 170 SBS stores, 23 permanent Express stores and 13 juvenile stores. Additionally, we generated Net sales through our temporary Express store locations. Our operated stores are located in Australia, Austria, Brunei, Canada, China, France, Germany, Hong

Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. International Net sales were $5.4 billion for fiscal 2012, which accounts for 40% of our consolidated Net sales.
Strengths
We believe we offer our guests the most comprehensive year-round selection of merchandise in the retail toy and juvenile (including baby) categories among omnichannel retailers through our “R” Us branded stores and through the Internet. On average, our domestic and international stores (other than Express stores) offer approximately 12,000 and 8,000 items year-round, respectively. Express stores, due to their size, typically carry approximately 2,000 items. We believe that our differentiated product assortment, private label and exclusively licensed product offerings and quality service levels enable us to command a reputation as the shopping destination for toys and juvenile (including baby) products. We seek to differentiate ourselves from our competitors in several key areas, including product selection, product presentation, service, in-store experience and marketing. We are able to provide vendors with a year-round distribution outlet for the broadest assortment of their products. We continue to grow and strengthen our Domestic and International segments by:

•	focusing on the expansion of our juvenile product offerings through our SBS, BRU Express and Juvenile Expansion store formats;

•	enhancing our product offerings and adding private label and exclusive products to our mix, including unique and exceptional items sold through the FAO Schwarz brand;

•	offering value to customers through a convenient omnichannel (store and Internet) shopping experience;

•	renovating and updating or relocating our existing stores to enhance the shopping experience and continually reviewing the market for new store opportunities;

•	reaching customers, through differentiated value propositions, with our portfolio of e-commerce brands;

•	achieving a high degree of customer interaction by leveraging our comprehensive, state-of-the-art baby registry and birthday club in the United States and our world-wide Rewards “R” Us program; and

•	continuing to refine our in-store guest experience and improving customer service.
Product Selection and Merchandise
Our product offerings are focused on serving the needs of parents, grandparents and other gift-givers interested in purchasing merchandise in our primary product categories:

•	Core Toy — boys and girls toys, such as action figures, dolls and doll accessories, role play toys and vehicles;

•	Entertainment — video game software, systems and accessories, tablet computers, such as our proprietary tabeo brand, electronics and other related products;

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

We offer a wide selection of popular national toy and juvenile brands including many products that are exclusively offered at, or launched at, our stores. Over the past few years, we have worked with key resources to obtain exclusive products and expand our private label brands enabling us to earn higher margins and offer products that our guests will not find elsewhere. We offer a broad selection of private label merchandise under names such as BABIES “R” US, JOURNEY GIRLS, IMAGINARIUM, FAST LANE, YOU & ME, JUST LIKE HOME, TRUE HEROES, TOTALLY ME!, DREAM DAZZLERS and FAO SCHWARZ in our stores. We believe these private label brands provide a platform on which we can expand our product offerings in the future and will further differentiate our products and allow us to enhance profitability. In fiscal 2010, we opened a sourcing office in China to work with our vendors and expand our private label product offerings.
Marketing
We believe that we have achieved our leading market position largely as a result of building highly recognized brand names, strong loyalty programs and delivering superior service to our customers. We use a variety of broad-based and targeted marketing and advertising strategies to reach consumers. These strategies include mass marketing programs such as direct mail, e-mail marketing, targeted magazine advertisements, catalogs/rotos and other inserts in national or local newspapers, national television and radio, targeted door-to-door distribution, direct mailings to loyalty program members and in-store marketing. Our most significant single piece of advertising is “The Great Big Toys “R” Us Book” promotional catalog release, which is distributed through direct mail, newspapers and in-stores during the fourth quarter holiday selling season. We also utilize social and digital media to communicate with our guests and keep them informed of new promotions, programs and products.
In addition, we offer unique benefits such as loyalty programs to our customers, including the Rewards “R” Us program, which rewards members for the purchases they make at our stores and on-line at Toysrus.com and Babiesrus.com. Through the Rewards “R” Us program, members are able to take advantage of a variety of exclusive one-time and ongoing benefits, deals and promotions.
Our comprehensive baby registry offered in our stores and on the Internet allows an expectant parent to list desired products and enables gift-givers to tailor purchases to the expectant parent’s specific needs and wishes. Our baby registry also facilitates our direct marketing and customer relationship initiatives, which includes mailings to expecting mothers and new parents.
Other programs include our Wish List, which allows parents and kids to create a tailored list of desired toys that gift-givers can utilize to make their purchases; Geoffrey’s Birthday Club, in which parents receive exciting offers and incentives to help prepare for their child’s birthday and kids receive special gifts and greetings from Geoffrey the Giraffe; and our Credit Card Program, which offers co-branded and private label credit cards in order for customers to finance purchases at our stores, on-line and at other businesses, and receive loyalty benefits, deals and promotions in exchange.
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
In addition to our baby registry, we offer a variety of helpful publications and innovative programs, classes and services for the expectant parent, including frequent in-store product demonstrations.
Safety Focus
We have taken a leadership position on product safety. We believe that we have put in place industry-leading product safety standards that meet or exceed United States federally mandated and/or global regulatory requirements in the countries in which we operate. In addition, through our dedicated safety website, safety boards in stores, e-mail blasts and partnerships with noted safety experts and organizations, we provide resources that are used by parents, grandparents and childcare providers to ensure they have the most up-to-date information on product safety and recalls.
Corporate Philanthropy and Community Service
We are proud to have a long tradition at Toys “R” Us of supporting numerous children’s charities. The Toys “R” Us Children’s Fund Inc., a non-profit organization, and Toys “R” Us, Inc. have contributed millions of dollars to charities that keep children safe and help them in times of need. We actively support charities such as the Marine Toys For Tots Foundation, Autism Speaks, Alex’s Lemonade Stand Foundation and Save the Children, among others. Each year the Company also produces a special toy selection guide for differently-abled children. The Company encourages its employees to become active in charitable endeavors by matching contributions they make to qualified charities of their choice, and through Volunteer Match, a program that helps them identify charities to assist in their communities. The Company also manages the Geoffrey Fund, Inc., a non-profit organization. The Geoffrey Fund’s sole purpose is to provide assistance to employees affected by natural and personal disasters and relies on donations from employees and funds from the Company to carry out its mission.
Market and Competition
We are the leading global specialty retailer of toys and juvenile products as measured by Net sales. As a specialty retailer, we are able to focus solely on the toys and juvenile products market.
In the domestic markets, we compete with mass merchandisers, such as Wal-Mart, Target and Kmart; consumer electronics retailers, such as Best Buy and GameStop; Internet and catalog businesses, such as Amazon.com (“Amazon”); national and regional specialty, department and discount store chains; as well as local retailers in the geographic areas we serve. Our baby registry competes with baby registries of mass merchandisers, other specialty retail formats and regional retailers. In the International toy and electronics markets, we compete with mass merchandisers, discounters and specialty retailers such as Argos, Auchan, Bic Camera, Carrefour, El Corte Ingles, King Jouet, Mothercare, Wal-Mart, and Yamada Dinky. The domestic and international mass merchandisers and discounters aggressively price items in the traditional toy and electronic product categories with larger dedicated selling space during the holiday season in order to build traffic for other store departments.
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
Seasonality
Our global business is highly seasonal with sales and earnings highest in the fourth quarter due to the fourth quarter holiday selling season. During fiscals 2012, 2011 and 2010 approximately 43%, respectively, of our total Net sales were generated in the fourth quarter. We typically incur net losses in each of the first three quarters of the year, with a substantial portion of our earnings generated in the fourth quarter. We seek to continuously improve our ability to manage the numerous demands of a highly seasonal business, from the areas of product sourcing and distribution, to the challenges of delivering high sales volumes and excellent customer service during peak business periods. Over the past 60 years, we have developed substantial experience and expertise in managing the increased demand during the holiday season which we believe favorably differentiates us from our competition.
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

Geographic Distribution of Domestic Stores
The following table sets forth the location of our Domestic stores as of February 2, 2013:

Location	Number of Stores
Alabama	10
Alaska	1
Arizona	17
Arkansas	5
California	111
Colorado	12
Connecticut	14
Delaware	3
Florida	57
Georgia	27
Hawaii	3
Idaho	3
Illinois	40
Indiana	17
Iowa	7
Kansas	6
Kentucky	10
Louisiana	9
Maine	3
Maryland	18
Massachusetts	23
Michigan	34
Minnesota	11
Mississippi	5
Missouri	16
Montana	1
Nebraska	4
Nevada	10
New Hampshire	7
New Jersey	43
New Mexico	3
New York	63
North Carolina	21
North Dakota	1
Ohio	37
Oklahoma	7
Oregon	8
Pennsylvania	47
Rhode Island	2
South Carolina	10
South Dakota	2
Tennessee	17
Texas	61
Utah	8
Vermont	1
Virginia	26
Washington	14
West Virginia	4
Wisconsin	11
Puerto Rico	5
Total (1)	875

(1)
This includes 36 Express stores that each have a cumulative lease term of at least two years and excludes the remaining 48 temporary Express store locations which remained open as of February 2, 2013. During the fiscal 2012 holiday selling season, we operated 240 Express stores domestically.

Geographic Distribution of International Stores
The following table sets forth the location of our International operated stores as of February 2, 2013:

Location	Number of Stores Operated
Australia	34
Austria	15
Brunei	1
Canada	97
China	29
France	47
Germany	62
Hong Kong	13
Japan	163
Malaysia	21
Poland	3
Portugal	8
Singapore	7
Spain	48
Switzerland	8
Taiwan	19
Thailand	10
United Kingdom	80
Total (1)	665

(1)
This includes 23 Express stores that each have a cumulative lease term of at least two years and excludes the remaining 18 temporary Express store locations which remained open as of February 2, 2013. During the fiscal 2012 holiday selling season, we operated 63 Express stores internationally.

The following table sets forth the location of our International licensed stores as of February 2, 2013:

Location	Number of Stores Licensed
Bahrain	1
Denmark	15
Egypt	3
Finland	5
Iceland	3
Israel	21
Kuwait	2
Macau	1
Norway	11
Oman	1
Philippines	15
Qatar	1
Saudi Arabia	12
South Africa	25
South Korea	23
Sweden	16
United Arab Emirates	8
Total	163

Employees
As of February 2, 2013, we employed approximately 68,000 full-time and part-time individuals worldwide, with approximately 43,000 domestically and 25,000 internationally. These numbers do not include the individuals employed by licensees of our stores. Due to the seasonality of our business, we employed approximately 113,000 full-time and part-time employees worldwide during the fiscal 2012 holiday season. We consider the relationships with our employees to be positive. We believe that the benefits offered to our employees are competitive in relation to those offered by other companies in the retail sector.
Distribution
We operate 20 distribution centers including 10 that support our Domestic operations and 10 that support our International operations (excluding licensed operations). These distribution centers employ warehouse management systems and material handling equipment that help to minimize overall inventory levels and distribution costs. During fiscal 2012, we entered into agreements with third party logistics providers JB Hunt Transport, Inc. and Performance Team Freight Systems, Inc. to manage all services related to the delivery of inventory from our distribution centers to our stores. We believe the flexibility afforded by our warehouse/distribution system and the utilization of third party providers to distribute merchandise provide us with operating efficiencies and the ability to maintain a superior in-stock inventory position at our stores. We continuously seek to improve our supply chain management, optimize our inventory assortment and upgrade our automated replenishment system to improve inventory turnover.
We also have an agreement with Exel, Inc., a leading North American contract logistics provider, who provides additional warehousing and fulfillment services for our Internet operations in the United States. We utilize various third party providers who furnish similar services in our international markets.
Our Vendors
We procure the merchandise that we offer to our customers from a wide variety of domestic and international vendors. In fiscal 2012, we had approximately 4,000 active vendor relationships. For fiscal 2012, our top 20 vendors worldwide, based on our purchase volume in USD, represented approximately 42% of the total products we purchased.
Given our market leadership position, we have been able to develop partnerships with many of our vendors. We provide vendors with a year-round platform for their brand and let them use our stores to test their products. We use our New York City flagship stores (our Toys “R” Us Times Square store, our FAO Schwarz 5th Avenue store and our Babies “R” Us Union Square store) as venues to introduce new products. In return, we obtain greater access to products in demand, support for advertising and marketing efforts, and exclusive access to merchandise. In fiscal 2010, we opened a sourcing office in China to work with our vendors and expand our private label product offering.
Financial Information About Our Segments
Financial information about our segments and our operations in different geographical areas for the last three fiscal years is set forth in Note 11 to the Consolidated Financial Statements entitled “SEGMENTS.”
Trademarks and Licensing
“TOYS “R” US®,” “BABIES “R” US®,” “IMAGINARIUM®,” “GEOFFREY®,” “JOURNEY GIRLS®,” “ANIMAL ALLEY®,” “FAST LANE®,” “DREAM DAZZLERS®,” “YOU & ME®,” the reverse “R” monogram logo and the Geoffrey character logo, as well as variations of our family of “R” Us marks, either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many other countries. These trademarks are material to our business operations. We believe that our rights to these properties are adequately protected. In addition, we own the United States trademarks (along with certain trademark rights in other countries) associated with eToys.com and KB Toys. We also own the exclusive right and license to use the FAO SCHWARZ trademarks.
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
Our business is highly seasonal. During fiscals 2012, 2011 and 2010, approximately 43%, respectively, of our total Net sales were generated in the fourth quarter. We typically incur net losses in each of the first three quarters of the year, with a substantial portion of our earnings generated in the fourth quarter. As a result, we depend significantly upon the fourth quarter holiday selling season. If we achieve less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, we may not be able to compensate sufficiently for the lower sales, operating earnings or cash flows from operating activities during the first three quarters of the fiscal year. Our results in any given period may be affected by dates on which important holidays fall and the shopping patterns relating to those holidays. Additionally, the concentrated nature of our seasonal sales means that our operating results could be materially adversely affected by natural disasters and labor strikes, work stoppages, terrorist acts or disruptive global political events, prior to or during the holiday season, as described below.
Our industry is highly competitive and competitive conditions may adversely affect our revenues and overall profitability.
The retail industry is highly and increasingly competitive and our results of operations are sensitive to, and may be adversely affected by, competitive pricing, promotional pressures, competitor credit programs, additional competitor store openings and other factors. As a specialty retailer that primarily focuses on toys and juvenile products, we compete with discount and mass merchandisers, such as Wal-Mart and Target, national and regional chains and department stores, as well as local retailers in the markets we serve. We also compete with national and local discount stores, consumer electronics retailers, supermarkets and warehouse clubs, as well as Internet and catalog businesses. We may be vulnerable to the special competitive pressures from the growing e-commerce activity in the market, both as they may impact our own e-commerce business, and as they may impact the operating results and investment values of our existing physical stores. Competition is principally based on product variety, price, quality, availability, advertising and promotion, convenience or store location, safety and customer support and service. We believe that some of our competitors in the toy market and juvenile products market, as well as in the other markets in which we compete, have a larger market share than our market share. In addition, some of our competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.
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
The baby registry market is highly competitive, based on convenience, quality and selection of merchandise offerings and functionality. Our baby registry primarily competes with the baby registries of mass merchandisers and other specialty format and regional retailers. Some of our competitors have been aggressively advertising and marketing their baby registries through national television and magazine campaigns. These trends present consumers with more choices for their baby registry needs, and as a result, increase competition for our baby registry.
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
We have significant liquidity and capital requirements. Among other things, the seasonality of our businesses requires us to purchase merchandise well in advance of the fourth quarter holiday selling season. We depend on our ability to generate cash flows from operating activities, as well as on borrowings under our revolving credit facilities and our credit lines, to finance the carrying costs of this inventory and to pay for capital expenditures and operating expenses. As of February 2, 2013, we had outstanding borrowings of $27 million under the Toys “R” Us – Japan, Ltd. (“Toys – Japan”) unsecured credit lines, outstanding borrowings on our Labuan uncommitted line of credit of $14 million due on demand and no outstanding borrowings under the $1.85 billion secured revolving credit facility (“ABL Facility”), the European and Australian asset-based revolving credit facility (the “European ABL Facility”) or the Toys – Japan uncommitted line of credit due on demand. For fiscal 2012 and fiscal 2011, peak borrowings under our various credit lines were $485 million and $1.1 billion, respectively, as we purchased merchandise for the fourth quarter holiday selling season. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could have a significant negative effect on our business. In addition, any adverse change to our credit ratings or our business could negatively impact our ability to refinance our debt on satisfactory terms and could have the effect of increasing our financing costs. While we believe we currently have adequate sources of funds to provide for our ongoing operations and capital requirements for at least the next 12 months, any inability on our part to have future access to financing, when needed, would have a negative effect on our business.
A loss of, or reduction in, trade credit from our vendors could reduce our liquidity, increase our working capital needs and/or limit our ability to purchase products.
Trade credit from our vendors is an important source of financing for the purchase of the inventory we sell in our stores. Accordingly, the loss of, or reduction in, trade credit could have a significant adverse impact on our inventory levels and operating cash flow and negatively impact our liquidity. Our vendors may seek credit insurance to protect against non-payment of amounts due to them. If credit insurance is not available to vendors at reasonable terms or at all, vendors may demand accelerated payment of amounts due to them or require advance payments or letters of credit before goods are shipped to us. Any adverse changes in our trade credit for these or other reasons could increase our costs of financing our inventory or negatively impact our ability to deliver products to our customers, which could in turn negatively affect our financial performance.
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
Sales of video games and video game systems, which have accounted for 7%, 8% and 9% of our annual Net sales for fiscals 2012, 2011 and 2010, respectively, have been impacted by a shift to sales in channels other than traditional retail stores, including direct on-line distribution to customers. Furthermore, sales are cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game systems, sales of these systems and related software and accessories generally increase due to initial demand, while sales of older systems and related products generally decrease. Moreover, competition within the video game market has increased in recent years and, due to the large size of this product category, fluctuations in this market could have a material adverse impact on our sales and profits trends. Additionally, if video game system manufacturers fail to develop new hardware systems, or if new video game products continue to be sold in channels other than traditional retail stores our sales of video game products could continue to decline, which would negatively impact our financial performance.
The success and expansion of our e-commerce business depends on our ability to provide quality service to our Internet customers and if we are not able to provide such services, our future growth will be adversely affected.
Our Internet operations are subject to a number of risks and uncertainties which are in part beyond our control, including the following:

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
Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous international and domestic manufacturers and importers. We have no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time. We may not be able to purchase desired merchandise in sufficient quantities on terms acceptable to us in the future. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of our merchandise.
In fiscal 2012, we had approximately 4,000 active vendor relationships through which we procure the merchandise that we offer to our customers. For fiscal 2012, our top 20 vendors worldwide, based on our purchase volume in USD, represented approximately 42% of the total products we purchased. An inability to purchase suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on our business and operating results and could cause us to miss products that we feel are important to our assortment. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.
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
Our vendors typically provide us with promotional support for the sale of their products in our store and on our website. We also receive allowances for volume-related purchases. As part of this support, we receive allowances, payments and credits from the vendors which reduce our cost of goods sold, support the promotion and merchandising of the products we sell and drive sales at our stores and on our website. We cannot provide assurance that vendors will continue to provide this support consistent with past levels. If our vendors fail to do so, our sales, earnings and cash flow could be adversely affected.
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
As of February 2, 2013, we leased 1,234 of our properties from third-parties pursuant to long-term space and ground leases. Total rent expense, net of sublease income, was $628 million, $588 million and $570 million for fiscals 2012, 2011 and 2010, respectively, and is expected to be approximately $629 million for fiscal 2013. Many of our leases provide for scheduled increases in rent. The substantial obligations under our leases could further exacerbate the risks described below under “Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our various debt instruments.”
If we are unable to renew or replace our current store leases or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases are terminated prior to expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.
We currently have ground leasehold interest in approximately 16% and store leasehold interests in approximately 60% of our domestic and international store locations. Most of our current leases provide for our unilateral option to renew for several additional rental periods at specific rental rates. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional store locations could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.
Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations which could negatively impact our financial condition and results of operations.
We conduct a significant portion of our business outside the United States. For fiscals 2012, 2011 and 2010, approximately 40%, 40% and 38% of our Net sales, respectively, were generated outside the United States. In addition, as of February 2, 2013 and January 28, 2012, approximately 35% and 37% of our long-lived assets, respectively, were located outside of the United States. Weakened global economic conditions, particularly the weakened and unstable environment in Europe and Japan, and the decline of the Euro, pound and yen, could continue to affect us through lower sales due to reduced demand and the effects of foreign currency translation. All of our foreign operations are subject to risks inherent in conducting business abroad, including the challenges of different economic conditions in each of the countries, possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies as described below, limited protection of intellectual property in certain jurisdictions, political instability and restrictive governmental actions.
The products we sell are sourced from a variety of international suppliers with China as a significant source. Additionally, a growing portion of our stores are located in China and as a consequence, our financial results are expected to become increasingly affected by our results in China, and our business is increasingly exposed to risks there. Political or financial instability, trade restrictions, labor unrest, transport capacity and costs, port security or other events that could slow port activities and affect foreign trade are beyond our control and could disrupt our supply of merchandise and/or adversely affect our results of operations. In addition, changes in the costs of procuring commodities used in our merchandise or the costs related to our supply chain, including labor, fuel, tariffs, and currency exchange rates could have an adverse effect on gross margin, expenses and results of operations.
In addition, any significant or prolonged deterioration in US - China relations could adversely affect our China business. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China.

Our business is subject to fluctuations in foreign currency exchange rates and such fluctuations may have a material adverse effect on our business, financial condition and results of operations.
Exchange rate fluctuations may affect the translated value of our earnings and cash flow associated with our international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States where we operate stores, we generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. In many countries where we do not operate stores, our licensees pay royalties in USD. However, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in exchange rates. In fiscal years 2012, 2011 and 2010, 40%, 40% and 38% of our Net sales, respectively, were completed in a currency other than the USD, the majority of which were denominated in yen, Euros, Canadian dollars and pounds. In fiscal 2012, our reported operating earnings would have decreased or increased $31 million if all foreign currencies uniformly weakened or strengthened by 10% relative to the USD.
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
The United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We cannot provide assurance that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business, damage our reputation and result in a material adverse effect on our financial condition, results of operations and cash flows.
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
We rely on our ability to replenish depleted inventory in our stores through deliveries to our distribution centers from vendors and then from the distribution centers or direct ship vendors to our stores by various means of transportation, including shipments by sea, rail, air and truck. We rely on various third-party vendors to manage services related to the delivery of inventory from distribution centers to our stores. Unexpected delays in deliveries or increases in transportation costs (including from increased fuel costs) could significantly decrease our ability to make sales and earn profits. In addition, labor shortages or labor disagreements in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business.
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
We are involved in private actions, investigations and various other legal proceedings by employees, suppliers, competitors, government agencies or others. The results of such litigation, investigations and other legal proceedings are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and divert significant resources. If any of these legal proceedings were to be determined adversely to us, we could be exposed to monetary damages or limits on our ability to operate our business, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to certain regulatory and legal requirements. If we fail to comply with regulatory or legal requirements, our business and results of operations may be adversely affected.
We are subject to numerous regulatory and legal requirements. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Federal Trade Commission, the Sarbanes-Oxley Act of 2002 and the SEC. In addition, our business activities require us to comply with complex regulatory and legal issues on a local, national and worldwide basis (including, in some cases, more stringent local labor laws or regulations). Future legislative and regulatory actions relating to credit cards could also have an adverse impact on our credit card program and our sales. Additionally, we may be subject to new disclosure and reporting requirements, established under existing or new state or federal laws. Failure to comply with such laws and regulations could adversely affect our operations, involve significant expense and divert management’s attention and resources from other matters, which in turn could harm our business and results of operations.
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
Our total assets include substantial amounts of property, equipment and goodwill. We make certain estimates and projections in connection with impairment analyses for these assets, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment” (“ASC 360”), and ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). We also review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360 or ASC 350. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations would be adversely affected.

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
The Sponsors control us and may have conflicts of interest with us.
Investment funds or groups advised by or affiliated with the Sponsors currently control us through their ownership of approximately 98% of our voting common stock. As a result, the Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. In addition, the Sponsors may have an interest in pursuing dispositions, acquisitions, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to us as a company.
The Sponsors may direct us to make significant changes to our business operations and strategy, including with respect to, among other things, store openings and closings, new product and service offerings, sales of real estate and other assets, employee headcount levels and initiatives to reduce costs and expenses. We cannot provide assurance that our future business operations will remain broadly in line with our existing operations or that significant real estate and other assets will not be sold.
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
We are, and we expect to continue to be, highly leveraged. As of February 2, 2013, our total indebtedness was $5.3 billion, of which $3.2 billion was secured indebtedness. Our substantial indebtedness could have significant consequences, including, among others, the following:

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
Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.
We may be able to incur additional indebtedness in the future, including under our current outstanding credit facilities. Although our indentures, credit agreements and the other documents governing our other indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
We may not be able to generate sufficient cash to service all of our indebtedness and/or other obligations and may not be able to refinance our indebtedness on favorable terms. If we are unable to do so, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
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
Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. As specified in certain of our subsidiaries’ debt agreements, there are restrictions on our ability to obtain funds from our subsidiaries through dividends, loans or advances. The agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions, and may adversely affect our ability to operate our business. Among other things, these covenants limit our ability to:

•	incur certain additional indebtedness;

•	transfer money between Toys “R” Us, Inc. (the “Parent Company”) and our various subsidiaries;

•	pay dividends on, repurchase or make distributions with respect to our or our subsidiaries’ capital stock or make other restricted payments;

•	issue stock of subsidiaries;

•	make certain investments, loans or advances;

•	transfer and sell certain assets;

•	create or permit liens on assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	amend certain documents.
A breach of any of these covenants could result in default under one or more of our debt agreements, which could prompt the lenders to declare all amounts outstanding under one or more of our debt agreements to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the debt agreements accelerate the repayment of borrowings, we cannot ensure that we will have sufficient assets and funds to repay the borrowings under our debt agreements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following summarizes our worldwide operating stores and distribution centers as of February 2, 2013 (excluding licensed operations in our International segment):

	Owned	Ground Leased (1)	Leased (2)	Total	Total Gross Square Feet (3) (In millions)
Stores:
Domestic	289	225	361	875	35
International	78	26	561	665	20
	367	251	922	1,540	55
Distribution Centers:
Domestic	7	—	3	10	8
International	5	—	5	10	4
	12	—	8	20	12
Total Operating Stores and Distribution Centers	379	251	930	1,560	67

(1)	Owned buildings on leased land.

(2)
This includes 36 and 23 Express stores within our Domestic and International segments, respectively, that each have a cumulative lease term of at least two years and excludes the remaining 48 and 18 temporary Express store locations within our Domestic and International segments, respectively, which remained open as of February 2, 2013. During the fiscal 2012 holiday selling season, we operated 240 Domestic and 63 International Express stores.

(3)	Represents total square footage occupied, excluding any space dedicated to mezzanines (with the exception of our flagship stores), catwalks, parking lots and decks.
See also the sections of Item 1 entitled “Geographic Distribution of Domestic Stores” and “Geographic Distribution of International Stores” of this Annual Report on Form 10-K.
As described above, a significant part of our properties are ground leased (i.e. properties where we own the building but we do not retain fee ownership in the underlying land) or space leased (i.e. we lease a store from a property owner). We lease substantially all of our properties from unrelated third parties, pursuant to leases that vary as to their terms, rental provisions and expiration dates. Substantially all of our leases are considered triple-net leases, which require us to pay all costs and expenses arising in connection with the ownership, operation, leasing, use, maintenance and repair of these properties. These costs include real estate taxes and assessments, utility charges, license and permit fees and insurance premiums, among other things. Virtually all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions. In addition, many of our leases include early termination options, which we may exercise under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property. A portion of our leased stores have contingent rentals, where the lease payments depend on factors that are not measurable at the inception of the lease, such as future sales volume. Contingent rent expense was $12 million for fiscals 2012, 2011 and 2010, respectively.
We own our headquarters, comprising approximately 585,000 square feet of space, in Wayne, New Jersey.
As of February 2, 2013, we maintained 108 former stores that are no longer part of our operations. Approximately half of these surplus facilities are owned and the remaining locations are leased. We have tenants in more than half of these facilities, and we continue to market those facilities without tenants for disposition or leasing opportunities. The net costs associated with these facilities are reflected in our Consolidated Financial Statements, but the number of surplus facilities is not included above.
Portions of our debt are secured by direct and indirect interests in certain of our properties. See Note 2 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.
We believe that our current operating stores and distribution centers are adequate to support our business operations.

ITEM 3.	LEGAL PROCEEDINGS
In October 2012, the Massachusetts Supreme Judicial Court granted the Company’s request for direct appellate review of a judgment in the amount of approximately $20 million, including $18 million in punitive damages, that was entered against the Company in a wrongful death products liability case entitled Aleo v. SLB Toys USA, Inc., et al. (Superior Court of

Massachusetts, Essex County, No. 2008-02149-A) (the “Judgment”). In November 2012, we posted an appellate bond in the amount of $24 million, which represents the amount of the Judgment plus anticipated post-judgment interest. We believe that we have certain claims against the manufacturer of the product and that the punitive damage award is not appropriate. We have accrued an amount related to this matter and believe that the ultimate resolution will not have a material impact on the consolidated financial statements.
In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. However, based upon our historical experience with similar matters, we do not expect that any such additional losses would be material to our consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares of common stock, $0.001 par value (“Common Stock”) are privately held by our Sponsors, our officers, certain employees and a private investor and there is no established public trading market for our Common Stock. As of March 13, 2013, there were approximately 385 holders of our Common Stock. During fiscals 2012, 2011 and 2010, no dividends were paid out to shareholders. See Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for a discussion of our debt agreements which restrict our ability to pay dividends and obtain funds from certain of our subsidiaries through dividends, loans or advances.
On November 9, 2012, an employee exercised 7,477 options, which resulted in the issuance of 7,477 shares of Common Stock to this employee.  In addition, on November 9, 2012, active and former employees exercised 121,102 options on a net settlement basis, which resulted in the issuance of 51,424 shares of Common Stock to these individuals.  Each of these issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Years Ended (1)
(In millions, except share data and number of stores)	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Statement of Operations Data:
Net sales	$13,543	$13,909	$13,864	$13,568	$13,724
Net earnings (2)	39	151	167	304	211
Net earnings attributable to Toys “R” Us, Inc. (2)	38	149	168	312	218

Share Data:
Earnings per common share attributable to common shareholders (3):
Basic	$0.39	$2.98	$3.43	$6.37	$4.45
Diluted	0.38	2.91	3.36	6.33	4.43
Weighted average shares used in computing per share amounts:
Basic	49,074,858	48,979,571	48,941,118	48,962,152	48,936,391
Diluted	49,941,397	50,149,212	49,981,504	49,304,963	49,226,421

Balance Sheet Data (end of period):
Working capital	$1,171	$708	$534	$619	$617
Property and equipment, net	3,891	4,052	4,061	4,084	4,187
Total assets	8,921	8,842	8,832	8,577	8,411
Total debt (4)	5,343	5,170	5,288	5,196	5,545
Total equity (deficit)	485	503	343	117	(152)

Other Financial and Operating Data:
Number of stores - Domestic (at period end)	875	876	868	849	846
Number of stores - International - Operated (at period end) (5)	665	626	524	514	504
Total operated stores (at period end) (5)	1,540	1,502	1,392	1,363	1,350
Number of stores - International - Licensed (at period end) (5)	163	151	220	203	209
Adjusted EBITDA (6)	$1,015	$1,054	$1,118	$1,141	$998

(1)	Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. With the exception of fiscal 2012, which includes 53 weeks, all other fiscal years presented include 52 weeks.

(2)	Refer to the Adjusted EBITDA table within this section for certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance.

(3)
For fiscals 2012 and 2011, earnings per share was computed using Net earnings attributable to common shareholders of $19 million and $146 million, respectively, which has been adjusted for the changes in the carrying amount of the redeemable Noncontrolling interest using the two-class method. This application of the guidance did not have an impact on prior period earnings per share. Refer to Note 1 to the Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

(4)	Includes current portion of long-term debt and short-term borrowings. See Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

(5)
As a result of the Labuan acquisition, on October 31, 2011, 90 of our licensed stores became part of our operated locations upon acquisition. As of February 2, 2013, and January 28, 2012, International operated stores includes 100 and 92 Labuan stores, respectively. See Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.

(6)
Adjusted EBITDA is defined as EBITDA (earnings before net interest income (expense), income tax expense (benefit), depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance including certain items which are generally non-recurring. We have historically excluded the impact of such items from internal performance assessments. We believe that excluding items such as Sponsors’ management and advisory fees, asset impairment charges, restructuring charges, impact of litigation, noncontrolling interest, net gains on sales of properties, gift card breakage accounting change and the other charges specified below, helps investors compare our operating performance with our results in prior periods. We believe it is appropriate to exclude these items as they are not related to ongoing operating performance and, therefore, limit comparability between periods and between us and similar companies.

We believe Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Investors of the Company regularly request Adjusted EBITDA as a supplemental analytical measure to, and in conjunction with, the Company’s financial data prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We understand that these investors use Adjusted EBITDA, among other things, to assess our period-to-period operating performance and to gain insight into the manner in which management analyzes operating performance.
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

Reconciliation of Net earnings attributable to Toys “R” Us, Inc. to EBITDA and Adjusted EBITDA is as follows:

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Net earnings attributable to Toys “R” Us, Inc.	$38	$149	$168	$312	$218
Add:
Income tax expense (benefit)	53	(1)	(35)	40	7
Interest expense, net	464	432	514	440	403
Depreciation and amortization	407	403	388	376	399
EBITDA	962	983	1,035	1,168	1,027
Adjustments:
Litigation expense (a)	1	8	23	—	—
Sponsors’ management and advisory fees (b)	21	20	20	15	18
Prior period lease accounting (c)	—	—	16	—	—
Impairment of long-lived assets (d)	11	6	11	7	33
Compensation expense (e)	2	1	6	—	—
Transfer tax (benefit) expense (f)	(1)	—	6	—	—
Restructuring (g)	2	3	3	5	8
Net gains on sales of properties (h)	(4)	(3)	(10)	(6)	(5)
Net earnings (loss) attributable to noncontrolling interest (i)	1	2	(1)	(8)	(7)
Gain on settlement of litigation (j)	—	—	—	(51)	—
McDonald’s Japan contract termination (k)	—	—	—	—	14
Gift card breakage accounting change (l)	—	—	—	—	(59)
Loss (gain) on liquidation of TRU (HK) Limited (m)	—	1	—	—	(39)
Certain legal and accounting transaction costs	6	6	—	—	—
Acquisition costs (n)	—	4	—	—	—
Property damage write-offs and repairs (o)	8	11	—	—	—
Severance (p)	—	7	4	5	3
Store closure costs (p)	6	5	5	6	5
Adjusted EBITDA	$1,015	$1,054	$1,118	$1,141	$998

(a)	Represents litigation expenses recorded for certain legal matters. See Note 14 to our Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details.

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

(e)	Represents the incremental compensation expense related to existing liability awards and the repurchase of awards by the Company upon termination.

(f)	Represents state and city property transfer taxes recognized in fiscal 2010 related to the merger transaction in fiscal 2005, a portion of which were settled in fiscal 2012.

(g)
Restructuring and other charges consist primarily of costs incurred from the Company’s 2003 and 2005 restructuring initiatives. The additional charges are primarily due to changes in management’s estimates for events such as lease terminations, assignments and sublease income adjustments.

(h)	Represents the sale of properties results. See Note 5 to our Consolidated Financial Statements entitled “PROPERTY AND EQUIPMENT” for further details.

(i)	Represents noncontrolling interests in Labuan for fiscals 2012 and 2011, and Toys – Japan for fiscal 2008 through fiscal 2010.

(j)	Represents a $51 million gain recorded in Other income, net related to the litigation settlement with Amazon in fiscal 2009.

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

(o)
Represents the write-off of damaged assets and repairs from a hurricane that hit the east coast of the United States, store fires in Australia, an earthquake and resulting tsunami that hit the Northeast coast of Japan and other property losses, net of insurance claims.

(p)	Represents certain officers’ severance and store closure costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RESULTS OF OPERATIONS provides an analysis of our financial performance and of our consolidated and segment results of operations for fiscal 2012 compared to fiscal 2011 and fiscal 2011 compared to fiscal 2010. With the exception of fiscal 2012, which includes 53 weeks, all other fiscal years presented include 52 weeks.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our financing, capital expenditures, cash flows and contractual obligations.
CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2012. This section also refers to Note 19 to our Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for accounting standards which we have not yet been required to implement and may be applicable to our future operations.
EXECUTIVE OVERVIEW

Our Business
We are the leading global specialty retailer of toys and juvenile products as measured by Net sales. Toys “R” Us is recognized as the toy and juvenile (including baby) authority. We sell a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through our retail locations and the Internet. Our brand names are highly recognized in North America, Europe and Asia, and our expertise in the toy and juvenile retail space, our broad range of product offerings, our substantial scale and geographic footprint and our strong vendor relationships account for our market-leading position and distinguish us from the competition. We believe we offer the most comprehensive year-round selection of toys and juvenile products among omnichannel retailers, including a broad assortment of private label and exclusive merchandise unique to our stores.

As of February 2, 2013, we operated 1,540 stores and licensed an additional 163 stores. These stores are located in 36 countries and jurisdictions around the world under the Toys “R” Us, Babies “R” Us and FAO Schwarz banners. In addition, we operate Express stores, smaller format stores primarily open on a short-term basis during the holiday season. During the fiscal 2012 holiday season, we operated 303 Express stores, of which 125 were still open as of February 2, 2013. Of the 125 Express stores that remained open, 59 have been included in our overall store count as they each have a cumulative lease term of at least two years. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and toys.com, as well as other Internet sites we operate in our international markets. For fiscal 2012, we generated Net sales of $13.5 billion, Net earnings of $38 million and Adjusted EBITDA of $1.0 billion. For the definition of Adjusted EBITDA, an explanation of why we present it and a description of the limitations of this non-GAAP measure, as well as a reconciliation to Net earnings, see Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.
We have developed a juvenile integration strategy which features an integrated shopping format for our guests by combining the Toys “R” Us and Babies “R” Us merchandise offerings under one roof. We call this format a SBS store. SBS stores are a combination of Toys “R” Us stores and Babies “R” Us stores, and may be the result of a conversion or relocation and, in certain cases, may be accompanied by the closure of one or more existing stores. In addition, SBS stores may also be constructed in a new location and market.
The integration of juvenile merchandise (including baby products) with toy and entertainment offerings has allowed us to create a “one-stop shopping” experience for our guests, and enabled us to obtain the operating benefits associated with combining product lines under one roof. Our product assortment allows us to capture new customers during pregnancy, helping them prepare for the arrival of their newborn. We then become a resource for infant products such as baby formula, diapers and solid foods, as well as baby clothing and learning aids. We believe this opportunity to establish first contact with new parents enables us to develop long-lasting customer relationships with them as their children grow and they transition to becoming consumers of our products. We continue to build on these relationships as these children mature and eventually become parents themselves. Additionally, juvenile merchandise staples such as baby formula, diapers and infant clothing provide us with a mitigant to the inherent seasonality in the toy business.
In connection with our juvenile integration strategy, we continue to increase the number of SBS stores both domestically and internationally. Through the end of fiscal 2012, we have converted existing stores into 281 SBS store formats. In addition, we have opened 93 SBS stores (51 of which were relocations of existing stores). We expect that our integrated store format will continue to be a driver of our revenue and profit growth going forward.
In addition to our SBS store format, we continue to enhance our juvenile integration strategy with our BRU Express and Juvenile Expansion formats which devote additional square footage to our juvenile products within our traditional Toys “R” Us stores. Since implementing these integrated store formats, we have augmented 100 existing Toys “R” Us stores with these layouts.
We leverage our e-commerce business by integrating our Internet capabilities with our stores. The “Buy Online, Pick Up In Store” program, available within all stores in the United States and the United Kingdom, offers customers the ability to browse and shop from the comfort of their own homes, while giving them the flexibility to pick up their purchases in-store usually within the same day. During fiscal 2012, the Company introduced the “Ship to Store” program domestically, which allows customers to purchase on-line items that may not be currently available in their local store, and have their order delivered to the local store of their choice, free of shipping charges. We also introduced “Pay In-Store,” which enables customers to shop on-line and pay for their items in any one of our stores across the United States.
In addition, the “Ship from Store” program leverages inventory from the majority of our stores to improve the speed with which customers receive their items, as well as provide an additional option to fulfill on-line orders. This feature is also available in several of our international countries, and we expect to implement the other programs to our foreign markets in the future. In addition, our loyalty programs, including baby registry, birthday club and Rewards “R” Us programs, all offer on-line functionality which deepens our relationship with our guests and complements the in-store experience.
Internationally, we have an existing on-line presence in Australia, Austria, Canada, France, Germany, Japan, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom, and during fiscal 2012, we expanded our global reach through the introduction of our China website. We also introduced international shipping for on-line orders to more than 60 countries across Asia, the Caribbean, Central America, Europe, North America and South America. This new service allows customers to place orders domestically and have them delivered across the world, and more importantly, it allows us to expand the global reach of our brands to countries where we do not currently have any physical stores. For fiscals 2012, 2011 and 2010, our consolidated e-commerce business generated net sales of approximately $1.1 billion, $1.0 billion and $782 million, respectively.

We believe that we may have the potential to grow the number of stores in our international store portfolio, particularly those in the emerging economies which are seeing overall GDP growth and rising incomes. In the United States, we do not see the same opportunity.
In line with our strategy to expand our global reach to new international markets, during fiscal 2011, we acquired a 70% ownership interest in Labuan from Li & Fung. As of February 2, 2013, Labuan operated 100 Toys “R” Us retail stores (90 of which were acquired in fiscal 2011) in Brunei, China, Hong Kong, Malaysia, Singapore, Taiwan and Thailand. In our store count, these stores are considered part of our operated locations upon acquisition. Additionally, Labuan has sublicensed to a third party the right to operate stores in the Philippines and Macau. Refer to Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details. Additionally, in fiscal 2011, we established wholly-owned business operations in Poland where we opened our first store in the capital city of Warsaw.
We will continue to focus on expanding our gross margins primarily through optimizing pricing, increasing our private label penetration and increasing our use of direct sourcing. We will also continue to optimize our cost structure and enhance efficiencies throughout the organization to manage our selling, general and administrative expenditures.
Domestically in fiscal 2012, the Company introduced several programs that benefited customers during our holiday selling season. We offered a free, no minimum purchase layaway program early in the season, which allowed customers to take full advantage of the flexible payment terms provided by layaway. In addition, our “Price Match Guarantee” program matched competitors’ in-store pricing on identical items, as well as identical items sold on our websites. Also, for the first time, we offered the Hot Toy Reservation program, a complimentary service that enabled guests to reserve the hottest toys of the holiday season. This service was available for the 50 items on the Company’s annual Holiday Hot Toy List. These programs are also available at select locations within our international markets.
As of the end of fiscal 2012, we operated all of the “R” Us branded retail stores in the United States and Puerto Rico and approximately 80% of the 828 “R” Us branded retail stores internationally (excluding temporary Express store locations). The balance of the “R” Us branded retail stores outside the United States are operated by licensees. Licensing fees did not have a material impact on our Net sales.
As of February 2, 2013, we operated 1,540 retail stores and licensed an additional 163 retail stores worldwide in the following formats:
Operated Stores

•
852 traditional toy stores, which typically range in size from 20,000 to 50,000 square feet and devote approximately 6,000 square feet to boutique areas for juvenile (including baby) products (BRU Express and Juvenile Expansion formats devote approximately an additional 4,000 square feet and 1,000 square feet, respectively, for juvenile - including baby - products);

•
374 SBS stores, which typically range in size from 30,000 to 70,000 square feet and devote approximately 20,000 to 40,000 square feet to traditional toy products and approximately 10,000 to 30,000 square feet to juvenile (including baby) products;

•	252 juvenile stores, which typically range in size from 30,000 to 45,000 square feet and devote approximately 2,000 to 3,000 square feet to traditional toy products;

•	59 Express stores, which typically range in size from 2,000 to 7,000 square feet, each with a cumulative lease term of at least two years; and

•
3 flagship store locations (the Toys “R” Us store in Times Square, the FAO Schwarz store on 5th Avenue and the Babies “R” Us store in Union Square – all in New York City), which range in size from approximately 55,000 to 105,000 square feet.

Licensed Stores

•	163 “R” Us branded retail stores ranging in various sizes.
In addition to these stores, during the fiscal 2012 holiday selling season, we operated an additional 244 temporary Express stores globally in shopping malls, outlet malls and other shopping centers located in high traffic areas, 66 of which remained open as of February 2, 2013. These locations typically range in size from approximately 2,000 to 7,000 square feet, each has a cumulative lease term of less than two years and are not included in our overall store count.
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

Our Business Segments
Our business has two reportable segments: Domestic and International. See Note 11 to our Consolidated Financial Statements entitled “SEGMENTS” for our segments’ financial results for fiscals 2012, 2011 and 2010. The following is a brief description of our segments:

•
Domestic — Our Domestic segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 875 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales in fiscal 2012 were derived from 393 traditional toy stores (including 83 BRU Express and Juvenile Expansion formats), 239 juvenile stores, 204 SBS stores, 36 permanent Express stores and our three flagship stores in New York City. Additionally, we generated Net sales through our temporary Express store locations. Domestic Net sales were $8.1 billion for fiscal 2012, which accounts for 60% of our consolidated Net sales.

•
International — Our International segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 665 operated and 163 licensed stores in 35 countries and jurisdictions and through the Internet. In addition to fees received from licensed stores, International Net sales in fiscal 2012 were derived from 459 traditional toy stores (including 17 BRU Express formats), 170 SBS stores, 23 permanent Express stores and 13 juvenile stores. Additionally, we generated Net sales through our temporary Express store locations. Our operated stores are located in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. International Net sales were $5.4 billion for fiscal 2012, which accounts for 40% of our consolidated Net sales.

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

•
Seasonality — Our business is highly seasonal with a substantial portion of our sales and earnings generated in the fourth quarter. During fiscals 2012, 2011 and 2010, approximately 43%, respectively, of the Net sales from our worldwide business were generated in the fourth quarter. Our results of operations depend significantly upon the fourth quarter holiday selling season.

•
Spending patterns — Many economic and other factors outside our control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels, inflation and deflation, as well as the availability of consumer credit, affect consumer spending habits.

•
Increased competition — Our businesses operate in a highly competitive retail market. We compete on the basis of product variety, price, quality, availability, advertising and promotion, convenience or store location, safety, customer support and service. We face strong competition from discount and mass merchandisers, national and regional chains and department stores, consumer electronics retailers, local retailers in the markets we serve and Internet and catalog businesses. Price competition in our retailing business continued to be intense during the fiscal 2012 fourth quarter holiday season.

•
Video games and video game systems — Video games and video game systems represent a significant portion of our entertainment category. Video games and video game systems have accounted for 7%, 8% and 9% of our annual Net sales for fiscals 2012, 2011 and 2010, respectively. Due to the intensified competition as well as the maturation of new technology, sales of video games and video game systems will periodically experience volatility that may impact our financial performance. Additionally, if video game system manufacturers fail to develop new hardware systems, or if new video game products continue to be sold in channels other than traditional retail stores our sales of video game products could continue to decline, which would negatively impact our financial performance. Our entertainment category, which includes video games and video game systems, had a gross margin rate between approximately 14% and 18% for the past three fiscal years.

•
International — We conduct a significant portion of our business outside the United States. For fiscals 2012, 2011 and 2010, approximately 40%, 40% and 38% of our Net sales, respectively, were generated outside the United States. Weakened global economic conditions, particularly the weakened and unstable environment in Europe and Japan, and the decline of the Euro, pound and yen, could continue to affect us through lower sales due to reduced demand and the effects of foreign currency translation.

On October 29, 2012, Hurricane Sandy hit the eastern coast of the United States, causing significant damage to the surrounding region, including several of our stores. The Company’s organization and assets were not materially damaged by the hurricane, net of insurance claims.

RESULTS OF OPERATIONS
Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for fiscals 2012, 2011 and 2010:

	Fiscal Years Ended
($ In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$13,543	$13,909	$13,864
Gross margin	4,951	4,970	4,925
Gross margin as a percentage of Net sales	36.6%	35.7%	35.5%
Selling, general and administrative expenses	$4,041	$4,029	$3,942
Selling, general and administrative expenses as a percentage of Net sales	29.8%	29.0%	28.4%
Net earnings attributable to Toys “R” Us, Inc.	$38	$149	$168
Net sales decreased by $366 million in fiscal 2012 compared to fiscal 2011. Foreign currency translation decreased Net sales by approximately $133 million. Excluding the impact of foreign currency translation, the decrease in Net sales was primarily due to a decrease in comparable store net sales, partially offset by an increase in net sales from new locations within our International segment, including stores acquired in the Labuan acquisition.
Gross margin, as a percentage of Net sales, increased by 0.9 percentage points in fiscal 2012 compared to fiscal 2011 primarily as a result of margin rate improvements across all categories and improvements in sales mix away from lower margin products.
Selling, general and administrative expenses (“SG&A”) increased by $12 million in fiscal 2012 compared to fiscal 2011. Foreign currency translation decreased SG&A by approximately $43 million. Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to an increase in expenses associated with Labuan and rent expense. These increases were partially offset by a decrease in advertising and promotional expenses and credit card processing fees.
Net earnings attributable to Toys “R” Us, Inc. decreased by $111 million in fiscal 2012 compared to fiscal 2011. The decrease in Net earnings attributable to Toys “R” Us, Inc. was primarily due to an increase in Income tax expense and Interest expense, and a decrease in Gross margin dollars.

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
The following table discloses the change in our comparable store net sales for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011:

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Domestic	(3.5)%	(1.7)%	1.7%
International (1)	(5.0)%	(2.7)%	(3.1)%

(1)	For fiscal 2012, international comparable store net sales includes sales from stores acquired in the Labuan acquisition 56 weeks from their acquisition in fiscal 2011.

Percentage of Net Sales by Product Category

	Fiscal Years Ended
Domestic:	February 2, 2013	January 28, 2012	January 29, 2011
Core Toy	15.9%	15.8%	15.5%
Entertainment	11.6%	12.9%	13.7%
Juvenile	37.5%	37.3%	37.2%
Learning	22.3%	21.4%	20.9%
Seasonal	11.4%	11.2%	11.4%
Other (1)	1.3%	1.4%	1.3%
Total	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	Fiscal Years Ended
International:	February 2, 2013	January 28, 2012	January 29, 2011
Core Toy	21.9%	22.0%	21.3%
Entertainment	11.4%	11.9%	13.4%
Juvenile	21.6%	21.6%	21.7%
Learning	29.2%	27.8%	26.9%
Seasonal	15.2%	15.9%	15.9%
Other (1)	0.7%	0.8%	0.8%
Total	100%	100%	100%

(1)	Consists primarily of licensing fees from unaffiliated third parties and other non-product related revenues.

Store Count by Segment

		Fiscal 2012
	January 28, 2012	Opened		Closed (5)	Conversions		Relocations		February 2, 2013
Domestic:
Standalone stores (1)(3)	693	10		(9)	(14)		(9)		671
Side-by-side stores	183	2		—	13		6		204
Total Domestic	876	12		(9)	(1)	(6)	(3)	(7)	875
International:
Standalone stores (2)(3)	482	45		(14)	(18)		—		495
Side-by-side stores	144	8		—	18		—		170
Total International	626	53		(14)	—		—		665
Total Operated (3)(4)	1,502	65		(23)	(1)		(3)		1,540

		Fiscal 2011
	January 29, 2011	Opened		Closed (5)	Conversions		Relocations		January 28, 2012
Domestic:
Standalone stores (1)(3)	729	18		(8)	(24)		(22)		693
Side-by-side stores	139	4		—	24		16		183
Total Domestic	868	22		(8)	—		(6)	(7)	876
International:
Standalone stores (2)(3)	407	100	(8)	(4)	(21)		—		482
Side-by-side stores	117	6		—	21		—		144
Total International	524	106		(4)	—		—		626
Total Operated (3)(4)	1,392	128		(12)	—		(6)		1,502

(1)
Store count as of February 2, 2013 includes 21 BRU Express stores and 62 Juvenile Expansions. Store count as of January 28, 2012 included 20 BRU Express stores and 62 Juvenile Expansions. Store count as of January 29, 2011 included 14 BRU Express and 65 Juvenile Expansions.

(2)
Store count as of February 2, 2013 includes 17 BRU Express stores. Store count as of January 28, 2012 included 14 BRU Express Stores. Store count as of January 29, 2011 included seven BRU Express stores.

(3)
Express stores with a cumulative lease term of at least two years are included in our overall store count, while remaining locations are excluded. As of February 2, 2013, there were 84 Domestic and 41 International Express stores open, 36 and 23 of which have been included in our overall store count within our Domestic and International segments, respectively. As of January 28, 2012, there were 47 Domestic and 43 International Express stores open, 31 of which were included in our overall store count within our Domestic segment, and none of which were included within our International segment. As of January 29, 2011, there were 79 Domestic and 16 International Express stores open, 19 of which were included in our overall store count within our Domestic segment, and none of which were included within our International segment.

(4)	Excluded from our overall store count are 163, 151 and 220 International licensed stores as of February 2, 2013, January 28, 2012 and January 29, 2011, respectively.

(5)	Excludes stores closed as a result of conversions and relocations.

(6)	Of the 13 conversions in fiscal 2012, one was accompanied by multiple store closings.

(7)	Of the six relocations in fiscal 2012, three were accompanied by multiple store closings. Of the 16 relocations in fiscal 2011, six were accompanied by multiple store closings.

(8)	Includes 92 stores related to the Labuan acquisition. Refer to Note 17 to our Consolidated Financial Statements entitled “ACQUISTIONS” for further details.

Fiscal 2012 Compared to Fiscal 2011

Net Earnings Attributable to Toys “R” Us, Inc.

(In millions)	Fiscal 2012	Fiscal 2011	Change
Toys “R” Us - Consolidated	$38	$149	$(111)
Net earnings attributable to Toys “R” Us, Inc. decreased by $111 million to $38 million in fiscal 2012, compared to $149 million in fiscal 2011. The decrease in Net earnings attributable to Toys “R” Us, Inc. was primarily related to an increase in Income tax expense of $54 million and an increase in Interest expense of $38 million, which was predominantly due to the issuance of the $450 million aggregate principal amount of 10.375% senior notes due fiscal 2017 (the “2017 Notes”) and the repayment of the $400 million outstanding principal amount of our 7.875% senior notes due fiscal 2013 (the “2013 Notes”). Additionally contributing to the decrease in Net earnings attributable to Toys “R” Us, Inc. was a decrease in Gross margin dollars of $19 million related to foreign currency translation.

Net Sales

					Percentage of Net sales
($ In millions)	Fiscal 2012	Fiscal 2011	$ Change	% Change	Fiscal 2012	Fiscal 2011
Domestic	$8,149	$8,393	$(244)	(2.9)%	60.2%	60.3%
International	5,394	5,516	(122)	(2.2)%	39.8%	39.7%
Toys “R” Us - Consolidated	$13,543	$13,909	$(366)	(2.6)%	100.0%	100.0%
Net sales decreased by $366 million or 2.6%, to $13,543 million in fiscal 2012, compared to $13,909 million in fiscal 2011. The impact of foreign currency translation decreased Net sales in fiscal 2012 by approximately $133 million. Our reporting period for fiscal 2012 included 53 weeks compared to 52 weeks for fiscal 2011, which included an additional week of net sales of approximately $152 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for fiscal 2012 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decrease in the number of transactions, partially offset by higher average transaction amounts within our Domestic segment. Additionally offsetting the decrease in Net sales was an increase in net sales from new locations within our International segment, including stores acquired in the Labuan acquisition.
Domestic
Net sales for the Domestic segment decreased by $244 million or 2.9%, to $8,149 million in fiscal 2012, compared to $8,393 million in fiscal 2011. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 3.5%. Our reporting period for fiscal 2012 included 53 weeks compared to 52 weeks for fiscal 2011, which included an additional week of net sales of approximately $95 million.
The decrease in comparable store net sales resulted primarily from decreases in our entertainment, juvenile (including baby) and core toy categories. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our juvenile (including baby) category was predominantly due to decreased sales of apparel and furniture. The decrease in our core toy category was primarily due to decreased sales of action vehicles.
International
Net sales for the International segment decreased by $122 million or 2.2%, to $5,394 million in fiscal 2012, compared to $5,516 million in fiscal 2011. Excluding a $133 million decrease in Net sales due to foreign currency translation, International Net sales increased primarily as a result of an increase in net sales from new locations, including stores acquired in the Labuan acquisition. Partially offsetting this increase was a decrease in comparable store net sales of 5.0%. Our reporting period for fiscal 2012 included 53 weeks compared to 52 weeks for fiscal 2011, which included an additional week of net sales of approximately $57 million.
The decrease in comparable store net sales resulted primarily from decreases in our core toy, seasonal and entertainment categories. The decrease in our core toy category was primarily due to decreased sales of action figures. The decrease in our seasonal category was predominantly due to decreased sales of outdoor products. The decrease in our entertainment category was primarily due to decreased sales of video game systems and software.

Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.
Gross Margin

				Percentage of Net sales
($ In millions)	Fiscal 2012	Fiscal 2011	$ Change	Fiscal 2012	Fiscal 2011	Change
Domestic	$2,885	$2,876	$9	35.4%	34.3%	1.1%
International	2,066	2,094	(28)	38.3%	38.0%	0.3%
Toys “R” Us - Consolidated	$4,951	$4,970	$(19)	36.6%	35.7%	0.9%
Gross margin decreased by $19 million to $4,951 million in fiscal 2012, compared to $4,970 million in fiscal 2011. Foreign currency translation decreased Gross margin by approximately $53 million.
Gross margin, as a percentage of Net sales, increased by 0.9 percentage points in fiscal 2012 compared to fiscal 2011. Gross margin, as a percentage of Net sales, was primarily impacted by margin rate improvements across all categories and improvements in sales mix away from lower margin products.
Domestic
Gross margin increased by $9 million to $2,885 million in fiscal 2012, compared to $2,876 million in fiscal 2011. Gross margin, as a percentage of Net sales, increased by 1.1 percentage points in fiscal 2012 compared to fiscal 2011.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in margin rates, predominantly in our learning and seasonal categories. Additionally contributing to the increase were improvements in sales mix away from lower margin products, primarily in our entertainment category.
International
Gross margin decreased by $28 million to $2,066 million in fiscal 2012, compared to $2,094 million in fiscal 2011. Foreign currency translation decreased Gross margin by approximately $53 million. Gross margin, as a percentage of Net sales, increased by 0.3 percentage points in fiscal 2012 compared to fiscal 2011.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in margin rates, predominantly in our entertainment and core toy categories.

Selling, General and Administrative Expenses
The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

				Percentage of Net sales
($ In millions)	Fiscal 2012	Fiscal 2011	$ Change	Fiscal 2012	Fiscal 2011	Change
Toys “R” Us - Consolidated	$4,041	$4,029	$12	29.8%	29.0%	0.8%
SG&A increased by $12 million to $4,041 million in fiscal 2012, compared to $4,029 million in fiscal 2011. Foreign currency translation decreased SG&A by approximately $43 million. As a percentage of Net sales, SG&A increased by 0.8 percentage points.
Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to a $70 million increase in expenses associated with Labuan, which was acquired on October 31, 2011. In addition, rent expense attributable to new and existing locations increased by $29 million. These increases were partially offset by a decrease of $33 million in advertising and promotional expenses and a decrease of $13 million in expenses associated with credit card processing fees.

Depreciation and Amortization

(In millions)	Fiscal 2012	Fiscal 2011	Change
Toys “R” Us - Consolidated	$407	$403	$4
Depreciation and amortization increased by $4 million to $407 million for fiscal 2012, compared to $403 million in fiscal 2011. Foreign currency translation decreased depreciation and amortization by approximately $3 million. Excluding the impact of foreign currency translation, the increase in Depreciation and amortization was primarily due to the amortization of intangible assets in conjunction with the Labuan acquisition in fiscal 2011.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	impairment of long-lived assets;

•	net gains on sales of properties;

•	foreign exchange gains and losses; and

•	other operating income and expenses.

(In millions)	Fiscal 2012	Fiscal 2011	Change
Toys “R” Us - Consolidated	$53	$44	$9
Other income, net increased by $9 million to $53 million in fiscal 2012, compared to $44 million in fiscal 2011. The increase was primarily due to a $9 million increase in credit card program income and an increase of $3 million in advertising income from our websites, partially offset by a $5 million increase in impairment of long-lived assets.
Refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Interest Expense

(In millions)	Fiscal 2012	Fiscal 2011	Change
Toys “R” Us - Consolidated	$480	$442	$38
Interest expense increased by $38 million to $480 million in fiscal 2012, compared to $442 million in fiscal 2011. The increase was primarily due to the issuance of the 2017 Notes and the repayment of the 2013 Notes, which included a make-whole premium of approximately $18 million. Additionally contributing to the increase in Interest expense was approximately $11 million related to the issuance of the $225 million new tranche of term loans due fiscal 2018 in April 2012 (the “Second Incremental Secured Term Loan”).

Interest Income

(In millions)	Fiscal 2012	Fiscal 2011	Change
Toys “R” Us - Consolidated	$16	$10	$6
Interest income increased by $6 million to $16 million for fiscal 2012, compared to $10 million in fiscal 2011. The increase was primarily due to the accretion of the Vanwall Finance PLC (“Vanwall”) securities we held to face value, the majority of which were purchased in the third quarter of fiscal 2011.

Income Tax Expense (Benefit)

($ In millions)	Fiscal 2012	Fiscal 2011	Change
Toys “R” Us - Consolidated	53	(1)	54
Consolidated effective tax rate	57.6%	(0.7)%	58.3%
The net increase in income tax expense of $54 million in fiscal 2012 compared to fiscal 2011 was principally due to an increase in expense for non-routine, discrete items, partially offset by a benefit associated with the decrease in pre-tax earnings (multiplied by the statutory tax rate).
Our income tax expense in fiscal 2012 was unfavorably impacted by certain non-routine, discrete items, including an increase to our valuation allowance for certain state tax jurisdictions. The determination by the Company to increase our valuation allowance was predominantly due to the fact that, as of the end of fiscal 2012, in certain state tax jurisdictions we have incurred a pre-tax cumulative loss (after adjustments required for tax purposes) over the past three fiscal years. A valuation allowance is a non-cash charge, which does not prevent us from using tax loss carryforwards and other deferred tax assets in future periods. It reflects a reduction in the benefit we expect is more likely than not to be realized from these items. Also contributing to an increase in the fiscal 2012 tax expense are adjustments to deferred taxes resulting from changes to statutory tax rates in various jurisdictions. These expense items were partially offset by tax benefits related to the resolution of ongoing tax examinations in various jurisdictions.
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
For fiscal 2013 and future periods, we estimate that our Consolidated effective tax rate will be approximately 40%. There are many factors beyond our control that affect our tax rate, which include (but are not limited to) changes in tax laws, our mix and level of earnings by taxing jurisdiction and changes to our ownership or capital structures. Therefore the actual tax rates may vary from these estimates and such variations may be material (see also Item 1A entitled “Risk Factors”-“We may experience fluctuations in our tax obligations and effective tax rate, which could materially and adversely affect our results of operations”).

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

Gross Margin

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
Other income, net decreased by $7 million to $44 million in fiscal 2011, compared to $51 million in fiscal 2010. The decrease was primarily due to a $7 million decrease in net gains on sales of properties and a decrease of $6 million in credit card program income, partially offset by a $5 million decrease in impairment of long-lived assets.
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

Interest Income

(In millions)	Fiscal 2011	Fiscal 2010	Change
Toys “R” Us - Consolidated	$10	$7	$3
Interest income increased by $3 million to $10 million for fiscal 2011, compared to $7 million in fiscal 2010.

Income Tax Expense (Benefit)

($ In millions)	Fiscal 2011	Fiscal 2010	Change
Toys “R” Us - Consolidated	$(1)	$(35)	$34
Consolidated effective tax rate	(0.7)%	(26.5)%	25.8%
The net decrease in income tax benefit of $34 million in fiscal 2011 compared to fiscal 2010 was principally due to lower non-routine discrete benefits, the increase in pre-tax earnings (multiplied by the statutory tax rate), an increase in taxable permanent items, and a change in the mix of pre-tax earnings.
Our income tax benefit in fiscal 2011 was favorably impacted by certain non-routine, discrete items, including benefits associated with a decrease in our valuation allowance due to the improved operating performance of one of our foreign subsidiaries, which will allow for the use of certain tax loss carryforwards and other tax attributes. Also contributing to the fiscal 2011 benefit to a lesser extent was a reduction in the liability for unrecognized tax benefits due to the resolution of ongoing tax examinations in various jurisdictions. Although these benefits favorably impacted our Income tax expense (benefit) for fiscal 2011, they were less than other non-routine, discrete items that provided a benefit in fiscal 2010, including the benefit associated with a decrease in our valuation allowance due to tax planning strategies identified and developed in the fourth quarter of fiscal 2010, as well as the improved operating performance of one of our foreign subsidiaries, each of which will allow for the use of certain tax loss carryforwards and other tax attributes. Also contributing to the fiscal 2010 benefit to a lesser extent was a reduction in the liability for unrecognized tax benefits due to the resolution of ongoing tax examinations in various jurisdictions, receiving a favorable ruling from a taxing authority and making protective elections. Refer to Note 10 to the Consolidated Financial Statements entitled “INCOME TAXES” for further details.

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of February 2, 2013, we were in compliance with all of our covenants related to our outstanding debt. At February 2, 2013, under our $1.85 billion secured revolving credit facility (“ABL Facility”), we had no outstanding borrowings, a total of $113 million of outstanding letters of credit and excess availability of $979 million. We are also subject to a minimum excess availability covenant, which was $125 million at February 2, 2013, with remaining availability of $854 million in excess of the covenant.
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). On June 25, 2012, Toys-Japan amended the terms of Tranche 1. Tranche 1 is available in amounts of up to ¥12.9 billion ($139 million at February 2, 2013), expiring on June 28, 2013. At February 2, 2013, we had outstanding borrowings of $11 million under Tranche 1, with $128 million of remaining availability.
Additionally on June 25, 2012, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Tranche 2 is available in amounts of up to ¥12.0 billion ($129 million at February 2, 2013), expiring on June 27, 2014. At February 2, 2013, we had outstanding borrowings of $16 million under Tranche 2, with $113 million of remaining availability.

Toys-Japan also has an uncommitted line of credit with total availability of ¥2.8 billion ($31 million at February 2, 2013), which will renew April 1 of each year unless otherwise canceled. As of February 2, 2013, we had no outstanding borrowings under the uncommitted line of credit.
Our European and Australian asset-based revolving credit facility as amended (“the European ABL Facility”) provides for a five-year £138 million ($217 million at February 2, 2013) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At February 2, 2013, we had no outstanding borrowings under the European ABL Facility.
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$331 million ($43 million at February 2, 2013). As of February 2, 2013, we had $14 million of borrowings and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $26 million.
We are dependent on the borrowings provided by our lenders to support our working capital needs, capital expenditures and service debt. As of February 2, 2013, we have funds available to finance our operations under our European ABL Facility through March 2016, our ABL Facility through August 2015, and our Toys-Japan unsecured credit lines with a tranche maturing June 2013 and a tranche maturing June 2014. In addition, Labuan and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
In general, our primary uses of cash are providing for working capital purposes (which principally represents the purchase of inventory), servicing debt, remodeling existing stores (including conversions), financing construction of new stores and paying expenses, such as payroll costs, to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the fourth quarter holiday selling season. For fiscal 2012, peak borrowings under our revolving credit facilities and credit lines amounted to $485 million. In connection with the refinancings of our UK, Spanish and French real estate credit facilities described below, we will have used approximately $322 million of liquidity to repay the principal of such facilities.
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
As of February 2, 2013, the amount of Cash and cash equivalents held outside of the United States by our foreign subsidiaries for which we have asserted that we are permanently reinvested in their earnings is $86 million. If these funds are needed in the future for our operations in the United States, we would accrue and pay the required U.S. taxes to repatriate these funds. We have estimated that the tax cost to repatriate these funds, net of associated foreign tax credits, is not more than $2 million. However, our intent is to permanently reinvest these funds outside of the United States.
Capital Expenditures
A component of our long-term strategy is our capital expenditure program. Our capital expenditures are primarily for financing construction of new stores, remodeling existing stores (including conversions), in line with our commitment to our toy and juvenile integration strategy, as well as improving and enhancing our information technology and logistics systems. Capital expenditures are funded primarily through cash provided by operating activities, as well as available cash.
The following table presents our capital expenditures for each of the past three fiscal years:

(In millions)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Other store-related projects (1)	$78	$75	$51
New stores (2)	68	91	65
Conversion projects (3)	62	100	117
Information technology	57	66	62
Distribution centers	21	48	30
Total capital expenditures	$286	$380	$325

(1)	Includes other store-related projects (other than conversion projects) such as store updates.

(2)	Primarily includes SBS relocations as well as single format stores (including Express stores).

(3)	Primarily includes SBS conversions as well as other remodels pursuant to our juvenile integration strategy.

Cash Flows

(In millions)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net cash provided by operating activities	$537	$319	$220
Net cash used in investing activities	(267)	(454)	(281)
Net cash provided by (used in) financing activities	147	(185)	(53)
Effect of exchange rate changes on Cash and cash equivalents	—	8	1
Net increase (decrease) during period in Cash and cash equivalents	$417	$(312)	$(113)

Cash Flows Provided by Operating Activities
Net cash provided by operating activities for fiscal 2012 was $537 million, an increase of $218 million compared to fiscal 2011. The increase in net cash provided by operating activities was primarily the result of the timing of vendor payments and a decrease in purchases of merchandise inventories due to our relatively higher levels of merchandise inventories as of January 28, 2012. Also contributing to the increase in net cash provided by operating activities was the collection of income tax receivables in the current period.
Net cash provided by operating activities for fiscal 2011 was $319 million, an increase of $99 million compared to fiscal 2010. The increase in net cash provided by operating activities was primarily the result of a decrease in purchases of merchandise inventories related to the early replenishment of inventory in fiscal 2010 for fiscal 2011 at our existing locations as well as new stores.

Cash Flows Used in Investing Activities
Net cash used in investing activities for fiscal 2012 was $267 million, a decrease of $187 million compared to fiscal 2011. The decrease in net cash used in investing activities was primarily due to a decline in capital expenditures of $94 million, a decrease of $55 million in payments related to the fiscal 2011 Labuan acquisition, and a $28 million decrease attributable to the change in restricted cash.
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

Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities for fiscal 2012 was $147 million, an increase of $332 million compared to fiscal 2011. The increase in net cash provided by financing activities was primarily due to a $346 million increase in net debt borrowings, partially offset by an increase of $11 million in capitalized debt issuance costs.
Refer to the description of changes to our debt structure below, as well as Note 2 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for more information.
Net cash used in financing activities for fiscal 2011 was $185 million, an increase of $132 million compared to fiscal 2010. The increase in net cash used in financing activities was primarily due to a $213 million decrease in net debt borrowings, partially offset by a decrease of $59 million in capitalized debt issuance costs predominantly as a result of less refinancings in fiscal 2011 and a $19 million payment in connection with the purchase of additional shares of Toys-Japan in fiscal 2010.

Debt
Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, pay dividends, make restricted payments or certain investments, create or permit liens on assets, sell assets, engage in mergers or consolidations, and place restrictions on the ability of certain of our subsidiaries to provide funds to us through dividends, loans or advances. We conduct our operations through our subsidiaries, most of which are subject to restrictions on their ability to provide funds to us. The amount of net assets that were subject to these restrictions was approximately $853 million as of February 2, 2013.
Certain of our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing under these agreements, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities or be available at all. As of February 2, 2013, we had total indebtedness of approximately $5.3 billion, of which $3.2 billion was secured indebtedness. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by global economic and financial conditions and other economic factors that may be outside our control. In addition, our ability to incur secured indebtedness (which may enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the covenants in our credit facilities and indentures and the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors. We are currently in compliance with our covenants relating to our debt. Refer to Note 2 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details regarding our debt and any of the transactions described below.
During fiscal 2012, the following events occurred with respect to our debt structure:

•
On April 10, 2012, Toys-Delaware entered into a Second Joinder Agreement (the “Second Joinder Agreement”) to the amended and restated Toys-Delaware’s secured term loan agreement (“Secured Term Loan Facility”). The Second Joinder Agreement added a new tranche of term loans in an aggregate principal amount of $225 million due fiscal 2018 (“Second Incremental Secured Term Loan”), increasing the total size of the Secured Term Loan Facility to an aggregate principal amount of $1.3 billion. The Second Incremental Secured Term Loan was borrowed at a discount of approximately $5 million, which resulted in gross proceeds of approximately $220 million. The net proceeds were raised by Toys-Delaware for general corporate purposes, including, without limitation, to make restricted payments or other distributions or advances to provide funds to us to repay, refinance, repurchase, redeem, defease or otherwise satisfy any indebtedness of the Company or any of its subsidiaries.

•
On May 14, 2012, in accordance with the indenture governing Toys “R” Us Property Company I, LLC’s (“TRU Propco I”) 10.750% senior notes (the “TRU Propco I Notes”), TRU Propco I commenced a tender offer to purchase up to an aggregate principal amount of approximately $33 million of the TRU Propco I Notes for approximately $32 million in cash. The tender offer expired on June 13, 2012, with no holders opting to tender. Therefore, as permitted by the indenture, TRU Propco I made a cash distribution of approximately $32 million to the Parent Company on June 21, 2012.

•
On June 25, 2012, Toys-Japan amended the terms of Tranche 1 and entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 1 is available in amounts of up to ¥12.9 billion ($139 million at February 2, 2013), expiring on June 28, 2013. Additionally, Tranche 2 is available in amounts of up to ¥12.0 billion ($129 million at February 2, 2013), expiring on June 27, 2014.

•
On August 1, 2012, we completed the offering of the 2017 Notes. The 2017 Notes were issued at a discount of approximately $4 million, which resulted in gross proceeds of approximately $446 million. The net proceeds were used to redeem the outstanding 2013 Notes, and pay fees.

•
On October 11, 2012, pursuant to a registration rights agreement that we entered into in connection with the offering of the 2017 Notes, we commenced a registered exchange offer for the 2017 Notes pursuant to a registration statement under the Securities Act of 1933. The exchange offer was completed on November 9, 2012 with 100% of the 2017 Notes exchanged for registered 2017 Notes.

•
On January 29, 2013, Toys “R” Us Iberia Real Estate S.L.U. (“TRU Iberia Real Estate”) entered into a three year senior secured term loan facility agreement (the “Spain Propco Facility Agreement”) for an aggregate principal amount of €75 million ($102 million at February 2, 2013). The net proceeds of the loan under the Spain Propco Facility Agreement, together with cash on hand, were used to repay the principal amount under the €126 million ($170 million at January 29, 2013) Spanish real estate credit facility due fiscal 2012.

Subsequent Events

•
On February 27, 2013, Toys “R” Us France Real Estate SAS (“TRU France Real Estate”) entered into a five year senior secured term loan facility agreement (the “France Propco Facility Agreement”) for an aggregate principal amount of €48 million ($63 million at February 27, 2013). The net proceeds of the loan under the France Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the €61 million ($80 million at February 27, 2013) French real estate credit facility due fiscal 2013.

•
On February 28, 2013, Toys-Japan entered into a bank loan with a financial institution for ¥2.0 billion ($22 million at February 28, 2013). The loan will mature on February 26, 2021 and bears an interest rate of 2.18% per annum. Toys-Japan is required to make semi-annual principal payments of ¥125 million ($1 million at February 28, 2013), commencing August 2013.

•
On March 25, 2013, Toys “R” Us Properties (UK) Limited (“UK Propco”) entered into a facility agreement (the “New UK Propco Facility Agreement”), which was funded on March 28, 2013, for an aggregate principal amount of £263 million ($400 million at March 28, 2013). The net proceeds of the loan under the New UK Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the £346 million ($525 million at March 28, 2013) UK real estate senior and £60 million ($91 million at March 28, 2013) UK real estate junior credit facilities.

We and our subsidiaries, as well as the Sponsors or their affiliates, may from time to time acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 16 to the Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS.”

Contractual Obligations
Our contractual obligations consist mainly of payments for operating leases related to real estate used in the operation of our business, Long-term debt and related interest and product purchase obligations. The following table summarizes our contractual obligations as of February 2, 2013, except as noted below:

	Payments Due By Period
(In millions)	Fiscal 2013	Fiscals 2014 & 2015	Fiscals 2016 & 2017	Fiscals 2018 and thereafter	Total
Operating leases (1)	$646	$1,124	$801	$1,564	$4,135
Less: sub-leases to third parties	17	25	15	23	80
Net operating lease obligations	629	1,099	786	1,541	4,055
Capital lease and financing obligations	39	67	52	132	290
Short-term borrowings and long-term debt (2)(3)	338	194	3,153	1,485	5,170
Interest payments (2)(4)(5)	395	766	601	118	1,880
Purchase obligations (6)	1,272	—	—	—	1,272
Other (7)	191	194	251	32	668
Total contractual obligations (8)(9)	$2,864	$2,320	$4,843	$3,308	$13,335

(1)
Excluded from the minimum rental commitments displayed above are approximately $2.5 billion related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which is predominantly related to fiscals 2018 and thereafter.

(2)
Reflects the refinancing of the France Propco Facility Agreement on February 27, 2013 and UK Propco loans on March 25, 2013. See Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

(3)	Excludes finance obligations associated with capital projects and capital lease obligations, which are included in “Capital lease and financing obligations.”

(4)	In an effort to manage interest rate exposure, we periodically enter into interest rate swaps and interest rate caps. Interest payments presented are net of interest rate swaps or caps.

(5)	Interest payments for our ABL Facility, European ABL Facility and our Toys-Japan unsecured credit lines were estimated based on the average borrowings under each of the facilities in fiscal 2012.

(6)
Purchase obligations consist primarily of open purchase orders for merchandise as well as an agreement to purchase fixed or minimum quantities of goods that are not included in our Consolidated Balance Sheet as of February 2, 2013.

(7)	Includes pension obligations, risk management liabilities, and other general obligations and contractual commitments.

(8)
The above table does not reflect liabilities for uncertain tax positions of $28 million, which includes $1 million of current liabilities. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimates of the timing and amount of future payments.

(9)
The above table does not reflect the potential acquisition of Li & Fung’s 30% interest in Labuan. The terms of the agreement provide us with the future option to acquire Li & Fung’s 30% interest in the business and also provides Li & Fung the option to require us to buy their 30% interest in the business at the end of three years from the acquisition date. See Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.

Obligations under our operating leases and capital leases in the above table do not include payments for real estate taxes, maintenance and insurance, or contingent rent. The following table presents these amounts which were recorded in SG&A in our Consolidated Statements of Operations for fiscals 2012, 2011 and 2010:

(In millions)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Real estate taxes	$79	$76	$70
Maintenance and insurance	70	69	60
Contingent rent	12	12	12
Total	$161	$157	$142

Off-balance Sheet Arrangements
We had an off-balance sheet arrangement as a result of the February 2006 credit agreement between UK Propco and Vanwall, a special purpose entity established with the limited purpose of issuing notes, and entering into the credit agreement with UK Propco. On February 9, 2006, Vanwall issued £355.8 million of multiple classes of commercial mortgage backed floating rate notes (the “Floating Rate Notes”) to third party investors, which are publicly traded on the Irish Stock Exchange Limited. The proceeds from the Floating Rate Notes issued by Vanwall were used to fund the senior UK real estate facility to UK Propco.
Pursuant to the credit agreement, Vanwall is required to maintain an interest rate swap which effectively fixes the variable LIBOR rate at 4.56%, the same as the fixed interest less the applicable credit spread paid by UK Propco to Vanwall. The fair value of this interest rate swap at February 2, 2013 and January 28, 2012 was a liability of approximately $4 million and $22 million, respectively. In accordance with Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) effective January 31, 2010, we reassessed our loan from Vanwall and concluded that we were not the primary beneficiary of the variable interest entity (“VIE”). The Company has not identified any subsequent changes to Vanwall’s governing documents or contractual arrangements that would change the characteristics or adequacy of the entity’s equity investment at risk in accordance with ASC Topic 810, “Consolidation” (“ASC 810”). Refer to Note 2 to our Consolidated Financial Statements entitled “SHORT TERM BORROWINGS AND LONG-TERM DEBT” for further details.
Subsequent Event
We have an off-balance sheet arrangement as a result of the March 25, 2013 New UK Propco Facility Agreement between UK Propco and Debussy DTC Plc (“Debussy”). Debussy is a special purpose entity established with the limited purpose of making loans and issuing £263 million of multiple classes of commercial mortgage backed fixed rate notes (the “Debussy Notes”) to third party investors and the Company. We purchased £13 million principal amount of the various classes of the Debussy Notes. The proceeds from the Debussy Notes were used to fund the new loan under the New UK Propco Facility Agreement.

In accordance with ASC 810, we identified Debussy as a VIE because Debussy, by design, has insufficient equity investment at risk and its equity investment holders at risk lack the ability through voting or similar rights, to direct the activities that most significantly impact Debussy's economic performance.  Additionally, we evaluated our variable interests in Debussy and third party investors' involvement and concluded that the Company is not the primary beneficiary and therefore should not consolidate Debussy as we do not hold the power to direct the activities that most significantly impact Debussy's economic performance.

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
Our estimates may be impacted by changes in certain underlying assumptions and may not be indicative of future activity. For example, factors such as slower inventory turnover due to changes in competitors’ tactics, consumer preferences, consumer spending and inclement weather could cause excess inventory requiring greater than estimated markdowns to entice consumer purchases. Such factors could also cause sales shortfalls resulting in reduced purchases from vendors and an associated reduction in vendor allowances. Based on our inventory aging analysis for identifying obsolete and slow-moving inventory, a 10% change in our reserve would have impacted pre-tax earnings by approximately $6 million for fiscal 2012.
Long-lived Asset Impairment
We evaluate the carrying value of all long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC 360. Events or circumstances that might warrant an impairment review include, among other things, material declines in operational performance, significant adverse market conditions and significant changes or planned changes in our use of assets, including store relocation. When evaluating operating stores for impairment, our asset group is at an individual store level, as that is the lowest level for which cash flows are identifiable. Cash flows for individual operating stores include an allocation of applicable overhead. We will record an impairment loss when the carrying value of the underlying asset group exceeds its estimated fair value.
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
In fiscal 2012, we recorded $11 million of impairment charges related to non-recoverable long-lived assets. These impairments were primarily due to the identification of underperforming stores, the relocation of certain stores and a decrease in real estate market values. In the future, we plan to relocate additional stores which may result in additional asset impairments.
Goodwill Impairment
Goodwill is evaluated for impairment annually as of the first day of the fourth quarter of each fiscal year or whenever we identify certain events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might warrant an interim evaluation include, among other things, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. At February 2, 2013, our Toys-Domestic reporting unit and our Toys-Japan reporting unit, which is included in our International segment, had $361 million and $20 million of goodwill, respectively. As a result of the acquisition of a 70% ownership interest in Labuan from Li & Fung on October 31, 2011, our Toys-China and Southeast Asia reporting unit (included in our International segment) had $64 million of goodwill at February 2, 2013. Refer to Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.
In fiscal 2011, the Company adopted ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which amended the rules for testing goodwill for impairment and provided an entity with the option to first assess qualitative factors for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step quantitative impairment test. The optional qualitative assessment can be performed at the discretion of management for any or all of the reporting units in any given period.
In preparing a qualitative analysis for each of our reporting units, we assess events and circumstances that may impact the fair value and the carrying amount of each reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. For each reporting unit, we compare its current carrying value as of the testing date to its most recent fair value. Based upon the differential noted, we may decide to perform the first step of the quantitative impairment test or to continue with the qualitative assessment by analyzing whether changes in the business and/or operating environment have occurred since the most recent fair value obtained that may impact this relationship. This assessment includes, but is not limited to, the identification of macroeconomic conditions, industry and market considerations that currently impact the reporting unit’s operating environment, as well as cost factors, overall financial performance including actual and projected operating results, and peer group share price trends. We examine the positive and negative influences of each relevant factor on the reporting unit’s fair value and qualitatively assess the impact that such factors (when considered both individually and in the aggregate) would have on a reporting unit’s fair value since the last full valuation was performed. If, after assessing the totality of events or circumstances, we determine that the potential impact of the positive and negative factors do not indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will conclude that goodwill is not impaired and performance of the two-step quantitative impairment test is not required.
For the two-step quantitative goodwill impairment test, we compare the current carrying value of the reporting unit to its current fair value to determine whether goodwill is impaired. First, we estimate the current fair value of the reporting unit by blending results from the market multiples approach and the income approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in our industry, and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. It is our policy to conduct impairment testing (both from a qualitative and quantitative perspective) based on our most current business plans, projected future revenues and cash flows, which reflect changes we anticipate in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in our reporting unit. If the carrying value exceeds the fair value, we would then calculate the implied fair value of our reporting unit goodwill as compared to its carrying value to determine the appropriate impairment charge, if any.
At October 28, 2012, we determined that none of the goodwill associated with our reporting units was impaired based on qualitative assessments performed for our Toys-Domestic and Toys-China and Southeast Asia reporting units, as well as a quantitative assessment performed for Toys-Japan. We concluded for our Toys-Domestic and Toys-China and Southeast Asia reporting units that it was more likely than not that the respective fair values substantially exceeded their carrying values and noted no goodwill impairment indicators after the date of the annual impairment test. However, given the fourth quarter holiday selling season results, we performed an additional quantitative assessment at fiscal year-end for the Toys-Japan reporting unit and determined its goodwill was not impaired as of February 2, 2013. The estimated fair value of the Toys-Japan reporting unit exceeded its carrying value at the date of testing by 12%. Given the current economic environment and the uncertainties regarding the impact on our business in Japan, there can be no assurance that the estimates and assumptions regarding the duration of the current economic situation, or strength of recovery, made for purposes of our goodwill impairment testing as of February 2, 2013, will prove to be accurate predictions of the future. If our assumptions of the Toys-Japan reporting unit are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the fourth quarter of fiscal 2013, or on an interim basis, if any triggering events occur outside of the quarter when we regularly perform our annual goodwill impairment test.

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
Although we feel our reserves are adequate to cover our estimated liabilities, changes in the underlying assumptions and future economic conditions could have a considerable effect upon future claim costs, which could have a material impact on our Consolidated Financial Statements. Our reserve for self-insurance was $93 million as of February 2, 2013. A 10% change in the value of our self-insured liabilities would have impacted pre-tax earnings by approximately $9 million for the fiscal year ended February 2, 2013.
Revenue Recognition
We recognize revenue in accordance with ASC Topic 605, “Revenue Recognition.” Revenue related to merchandise sales, which is approximately 99.5% of total revenues, is generally recognized for retail sales at the point of sale in the store and when the customer receives the merchandise shipped from our websites. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period based on historical return experience and changes in customer demand. Actual returns may differ from historical product return patterns, which could impact our financial results in future periods.
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
At any one time our tax returns for numerous tax years are subject to examination by U.S. Federal, state and foreign taxing jurisdictions. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes for income tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. We adjust these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently enacted tax law changes, published rulings, court cases, and outcomes of tax audits. While we do not expect material changes, it is possible that our actual tax liability will differ from our established tax liabilities for unrecognized tax benefits, and our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax balances reflect the more-likely-than-not outcome of known tax contingencies. We report tax-related interest and penalties as a component of Income tax expense (benefit).

Stock-Based Compensation
The fair value of the common stock shares utilized in valuing stock-based payment awards was determined by the Executive Committee based on management’s recommendations. We engage an independent valuation specialist to assist management and the Executive Committee in determining the fair value of our common stock for these purposes. Management and the Executive Committee rely on the valuations provided by the independent valuation specialist as well as their review of the Company’s historical financial results, business milestones, financial forecast and business outlook as of each award date. The same Company data is reviewed by management, on a periodic basis, to monitor the performance metrics associated with certain stock-based payment awards as the achievement of established thresholds directly impact the amount of target shares ultimately earned. For further details of issued performance shares or units, see section “Long-Term Incentives - The 2010 Incentive Plan” of Item 11 entitled “EXECUTIVE COMPENSATION” of this Annual Report on Form 10-K.
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
The market approach utilizes in part a comparison to publicly traded companies deemed to be in similar lines of business. Such companies were then analyzed to determine which were most comparable based on various factors, including industry similarity, financial risk, company size, geographic diversification, growth opportunities, similarity of reaction to macroeconomic factors, profitability, financial data availability and active trading volume. Six companies were included as comparable companies in the market comparable approach. Alternate determinations of which publicly traded entities constituted comparable companies could result in a different indication of fair value.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which eliminates the option to report other comprehensive income and its components in the Statement of Changes in Stockholder’s Equity and provides entities with two presentation alternatives. As of January 29, 2012, the Company adopted ASU 2011-05 and modified the presentation of its Consolidated Financial Statements by electing to present items of net earnings and other comprehensive income in two separate consecutive statements. The presentation and disclosure requirements of ASU 2011-05 were applied retrospectively.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). As of January 29, 2012, the Company adopted ASU 2011-04 and applied this guidance prospectively. Other than enhanced disclosures, the adoption of ASU 2011-04 did not have an impact on our Consolidated Financial Statements.
Refer to Note 19 to our Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a discussion of accounting standards which we have not yet been required to implement and our assessment of their impact to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from potential changes in interest rates and foreign currency exchange rates. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We enter into derivative financial instruments to economically manage our market risks related to interest rate and foreign currency exchange. We do not participate in speculative derivative trading. The analysis below presents our sensitivity to selected hypothetical, instantaneous changes in market interest rates and foreign currency exchange rates as of February 2, 2013.
Foreign Exchange Exposure
Our foreign currency exposure is primarily concentrated in the United Kingdom, Continental Europe, Canada, Australia and Asia. We face currency translation exposures related to translating the results of our worldwide operations into USD because of exchange rate fluctuations during the reporting period.
We face foreign currency exchange transaction exposures related to short-term, cross-currency intercompany loans and merchandise purchases:

•
We enter into short-term, cross-currency intercompany loans with our foreign subsidiaries. The majority of this exposure is economically hedged through the use of foreign currency exchange forward contracts. Our exposure to foreign currency risk related to exchange forward contracts on our short-term, cross-currency intercompany loans has not materially changed from fiscal 2011 to fiscal 2012. As a result, a 10% change in foreign currency exchange rates against the USD would not have a material impact on our pre-tax earnings related to our short-term, cross-currency intercompany loans that were outstanding as of year-end.

•
In addition, our foreign subsidiaries make USD denominated merchandise purchases through the normal course of business. From time to time, we enter into foreign exchange forward contracts under our merchandise import program. As of February 2, 2013, we did not have any outstanding foreign exchange forward contracts under our merchandise import programs.

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
Changes in foreign exchange rates affect interest expense recorded in relation to our foreign currency-denominated derivative instruments and debt instruments. For each of the fiscal years ended February 2, 2013 and January 28, 2012, we estimate that a 10% hypothetical change in foreign exchange rates would impact our pre-tax earnings due to the effect of foreign currency translation on interest expense related to our foreign currency-denominated derivative instruments and debt instruments by $6 million, respectively.
Interest Rate Exposure
We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we periodically enter into interest rate swaps and interest rate caps. A change in interest rates on variable rate debt impacts our pre-tax earnings, whereas a change in interest rates on fixed rate debt impacts the fair value of debt. A portion of our interest rate contracts are designated for hedge accounting as cash flow and fair value hedges. For designated cash flow hedges, the effective portion of the changes in the fair value of derivatives are recorded in Accumulated other comprehensive (loss) income and subsequently recorded in the Consolidated Statements of Operations at the time the hedged item affects earnings. For designated fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recorded in Interest expense in the Consolidated Statements of Operations.
The following table illustrates the estimated sensitivity of a 1% change in interest rates to our future pre-tax earnings on our derivative instruments and variable rate debt instruments at February 2, 2013:

(In millions)	Impact of 1% Increase	Impact of 1% Decrease
Interest rate swaps/caps (1)	$—	$2
Variable rate debt	(4)	4
Total pre-tax income exposure to interest rate risk	$(4)	$6

(1)	A hypothetical change in interest rates does not result in a uniform impact due to the changes in fair value of our interest rate caps that do not qualify for hedge accounting.
The above sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions. As of January 28, 2012, we estimated that a 1% hypothetical increase or decrease in interest rates could potentially have caused either a $2 million decrease or a $4 million increase on our pre-tax earnings, respectively. Refer to our

Consolidated Financial Statements for further discussion in Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.” At this time, we do not anticipate material changes to our interest rate risk exposure or to our risk management policies. We believe that we could mitigate potential losses on pre-tax earnings through our risk management objectives, if material changes occur in future periods.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Toys “R” Us, Inc.:
We have audited the accompanying consolidated balance sheets of Toys “R” Us, Inc. and subsidiaries (the “Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 2, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Toys “R” Us, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
March 29, 2013

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Operations

	Fiscal Years Ended
(In millions, except share data)	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$13,543	$13,909	$13,864
Cost of sales	8,592	8,939	8,939
Gross margin	4,951	4,970	4,925
Selling, general and administrative expenses	4,041	4,029	3,942
Depreciation and amortization	407	403	388
Other income, net	(53)	(44)	(51)
Total operating expenses	4,395	4,388	4,279
Operating earnings	556	582	646
Interest expense	(480)	(442)	(521)
Interest income	16	10	7
Earnings before income taxes	92	150	132
Income tax expense (benefit)	53	(1)	(35)
Net earnings	39	151	167
Less: Net earnings (loss) attributable to noncontrolling interest	1	2	(1)
Net earnings attributable to Toys “R” Us, Inc.	$38	$149	$168

Earnings per common share attributable to common shareholders (1):
Basic (Note 1)	$0.39	$2.98	$3.43
Diluted (Note 1)	0.38	2.91	3.36
Weighted average shares used in computing per share amounts:
Basic (Note 1)	49,074,858	48,979,571	48,941,118
Diluted (Note 1)	49,941,397	50,149,212	49,981,504

(1) The “Earnings per common share attributable to common shareholders” computation includes an adjustment to “Net earnings attributable to Toys “R” Us, Inc.” for changes in the carrying amount of the redeemable Noncontrolling interest for fiscal years ended February 2, 2013 and January 28, 2012. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Net earnings	$39	$151	$167
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(46)	12	54
Unrealized (loss) gain on hedged transactions	—	(2)	15
Unrecognized actuarial (losses) gains	(1)	(6)	9
Total other comprehensive (loss) income, net of tax	(47)	4	78
Comprehensive (loss) income, net of tax	(8)	155	245
Less: Comprehensive income (loss) attributable to noncontrolling interest	1	2	(2)
Comprehensive (loss) income attributable to Toys “R” Us, Inc.	$(9)	$153	$247
See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Balance Sheets

(In millions - except share amounts)	February 2, 2013	January 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,118	$701
Accounts and other receivables	255	254
Merchandise inventories	2,229	2,232
Current deferred tax assets	104	128
Prepaid expenses and other current assets	136	122
Total current assets	3,842	3,437
Property and equipment, net	3,891	4,052
Goodwill	445	448
Deferred tax assets	244	279
Restricted cash	16	30
Other assets	483	596
Total Assets	$8,921	$8,842

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,379	$1,447
Accrued expenses and other current liabilities	900	916
Income taxes payable	53	51
Current portion of long-term debt	339	315
Total current liabilities	2,671	2,729
Long-term debt	4,990	4,846
Deferred tax liabilities	135	154
Deferred rent liabilities	356	338
Other non-current liabilities	235	243
Temporary Equity - Noncontrolling interest	49	29
Equity:
Common stock (par value $0.001 and $0.001; shares authorized 55,000,000 and 55,000,000; shares issued and outstanding 49,288,114 and 49,190,630 at February 2, 2013 and January 28, 2012, respectively)	—	—
Treasury stock	(4)	(2)
Additional paid-in capital	47	35
Retained earnings	445	426
Accumulated other comprehensive (loss) income	(3)	44
Total equity	485	503
Total Liabilities, Temporary Equity and Stockholders’ Equity	$8,921	$8,842
See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Cash Flows from Operating Activities:
Net earnings	$39	$151	$167
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	407	403	388
Amortization and write-off of debt issuance costs	36	35	69
Net gains on sales of properties	(4)	(3)	(10)
Deferred income taxes	36	(43)	18
Non-cash portion of impairments, restructuring and other charges	22	18	23
Other	6	(5)	15
Changes in operating assets and liabilities:
Accounts and other receivables	(9)	1	(39)
Merchandise inventories	(32)	(92)	(260)
Prepaid expenses and other operating assets	13	45	31
Accounts payable, Accrued expenses and other liabilities	(4)	(182)	(186)
Income taxes payable and receivable	27	(9)	4
Net cash provided by operating activities	537	319	220
Cash Flows from Investing Activities:
Capital expenditures	(286)	(380)	(325)
Decrease (increase) in restricted cash	14	(14)	28
Proceeds from sales of fixed assets	20	24	26
Acquisitions	(15)	(70)	(1)
Cash effect of the consolidation of Labuan	—	12	—
Purchases of long-term investments	—	(26)	(9)
Net cash used in investing activities	(267)	(454)	(281)
Cash Flows from Financing Activities:
Long-term debt borrowings	1,972	2,236	2,883
Long-term debt repayments	(1,802)	(2,396)	(2,841)
Short-term debt borrowings, net	5	(11)	—
Capitalized debt issuance costs	(25)	(14)	(73)
Purchase of Toys-Japan shares	—	(1)	(19)
Other	(3)	1	(3)
Net cash provided by (used in) financing activities	147	(185)	(53)
Effect of exchange rate changes on Cash and cash equivalents	—	8	1
Cash and cash equivalents:
Net increase (decrease) during period	417	(312)	(113)
Cash and cash equivalents at beginning of period	701	1,013	1,126
Cash and cash equivalents at end of period	$1,118	$701	$1,013

Supplemental Disclosures of Cash Flow Information:
Interest paid	$432	$432	$437
Net income tax (refunds)/payments	$(4)	$66	$62
Non-Cash Operating Information:
Purchases of property and equipment included in Accounts payable and Accrued expenses and other current liabilities	$26	$28	$28
See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Toys “R” Us, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Total Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Toys “R” Us, Inc. Stockholders’ Equity
(In millions)	Issued Shares	Treasury Amount					Noncontrolling Interest	Total Equity
Balance, January 30, 2010	49	$(7)	$25	$112	$(45)	$85	$32	$117
Net earnings (loss)	—	—	—	168	—	168	(1)	167
Total other comprehensive income (loss), net of tax	—	—	—	—	79	79	(1)	78
Acquisition of approximately 9% of Toys-Japan shares	—	—	3	—	6	9	(30)	(21)
Stock compensation expense	—	—	5	—	—	5	—	5
Repurchase of common stock	—	(9)	(1)	—	—	(10)	—	(10)
Issuance of common stock	—	8	(1)	—	—	7	—	7
Balance, January 29, 2011	49	$(8)	$31	$280	$40	$343	$—	$343
Net earnings attributable to Toys “R” Us, Inc.	—	$—	$—	$149	$—	$149	$—	$149
Total other comprehensive income, net of tax	—	—	—	—	4	4	—	4
Issuance of restricted stock	—	7	(7)	—	—	—	—	—
Stock compensation expense	—	—	9	—	—	9	—	9
Repurchase of common stock	—	(2)	—	—	—	(2)	—	(2)
Issuance of common stock	—	1	2	—	—	3	—	3
Adjustment of noncontrolling interest to redemption value	—	—	—	(3)	—	(3)	—	(3)
Balance, January 28, 2012	49	$(2)	$35	$426	$44	$503	$—	$503
Net earnings attributable to Toys “R” Us, Inc.	—	$—	$—	$38	$—	$38	$—	$38
Total other comprehensive loss, net of tax	—	—	—	—	(47)	(47)	—	(47)
Restricted stock forfeitures	—	(1)	1	—	—	—	—	—
Stock compensation expense	—	—	14	—	—	14	—	14
Repurchase of common stock	—	(24)	—	—	—	(24)	—	(24)
Issuance of common stock	—	23	(5)	—	—	18	—	18
Stock award reclassification	—	—	2	—	—	2	—	2
Adjustment of noncontrolling interest to redemption value	—	—	—	(19)	—	(19)	—	(19)
Balance, February 2, 2013	49	$(4)	$47	$445	$(3)	$485	$—	$485

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. We sell a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through our retail locations and the Internet. As of February 2, 2013, we operated 1,540 stores and licensed an additional 163 stores. These stores are located in 36 countries and jurisdictions around the world under the Toys “R” Us, Babies “R” Us and FAO Schwarz banners. In addition, we operate Toys “R” Us Express stores (“Express stores”), smaller format stores primarily open on a short-term basis during the holiday season. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and toys.com, as well as other Internet sites we operate in our international markets.
Our Company was founded in Washington D.C. in 1948 when Charles Lazarus opened a baby furniture store, Children’s Bargain Town. The Toys “R” Us name made its debut in 1957. In 1978, we completed an initial public offering of our common stock. When Charles Lazarus retired as our Chief Executive Officer (“CEO”) in 1994, the Company operated or licensed over 1,000 stores in 17 countries and jurisdictions. In 1996, we established the Babies “R” Us brand, further solidifying our reputation as a leading consumer destination for children and their families.
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. Unless otherwise stated, references to years in this report relate to the fiscal years below:

Fiscal Year	Number of Weeks	Ended
2012	53	February 2, 2013
2011	52	January 28, 2012
2010	52	January 29, 2011
Basis of presentation
The accompanying consolidated financial statements as of February 2, 2013 and January 28, 2012 and for each of the three year periods ended February 2, 2013, January 28, 2012 and January 29, 2011, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) which eliminated the option to report other comprehensive income and its components in the Statement of Changes in Stockholder’s Equity and provides entities with two presentation alternatives. The Company has adopted ASU 2011-05 and modified the presentation of its Consolidated Financial Statements by electing to present items of net earnings and other comprehensive income in two separate consecutive statements. Additionally, the Company provided enhanced disclosure in Note 8 entitled “ACCUMULATED OTHER COMPREHENSIVE INCOME” and modified the presentation of Schedule I - Parent Company Information to include comprehensive income. The presentation and disclosure requirements of ASU 2011-05 were applied retrospectively.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company. We eliminate all inter-company balances and transactions.
Variable Interest Entities
FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC 810”), requires the consolidation of entities that are controlled by a company through interests other than voting interests. We evaluate our lending vehicles, including our commercial mortgage-backed securities, structured loans and any joint venture interests to determine whether we are the primary beneficiary of a variable interest entity (“VIE”). The primary beneficiary will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of holding a VIE.
During fiscal 2006, we identified Vanwall Finance PLC (“Vanwall”) as a VIE and concluded that in accordance with ASC 810, Vanwall should not be consolidated. Effective January 31, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a variable interest entity and require additional disclosures.
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
Subsequent Event
On March 25, 2013, our indirect wholly-owned subsidiary, Toys “R” Us Properties (UK) Limited (“UK Propco”) entered into a facility agreement (the “New UK Propco Facility Agreement”) with Debussy DTC Plc (“Debussy”), pursuant to which Debussy made loans (collectively, the “New UK Propco Loan”) to UK Propco on March 28, 2013 in the aggregate principal amount of £263 million ($400 million at March 28, 2013). Debussy is a special purpose entity established with the limited purpose of making loans and issuing the £263 million of multiple classes of commercial mortgage backed fixed rate notes (the “Debussy Notes”) to third party investors and the Company. Refer to Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.
In accordance with ASC 810, we identified Debussy as a VIE because Debussy, by design, has insufficient equity investment at risk and its equity investment holders at risk lack the ability through voting or similar rights, to direct the activities that most significantly impact Debussy's economic performance.  Additionally, we evaluated our variable interests in Debussy and third party investors' involvement and concluded that the Company is not the primary beneficiary and therefore should not consolidate Debussy as we do not hold the power to direct the activities that most significantly impact Debussy's economic performance.
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
Cash and Cash Equivalents
We consider our highly liquid investments with original maturities of three months or less at acquisition to be cash equivalents. These investments primarily consist of money market funds, bank deposits, term deposits or certificates of deposit. Cash equivalents are stated at cost, which approximates fair value. Book cash overdrafts are reclassified to accounts payable.
Restricted Cash
Restricted cash represents collateral and other cash that is restricted from withdrawal. As of February 2, 2013 and January 28, 2012, we had restricted cash of $16 million and $30 million, respectively.
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
Property and Equipment, Net
We record property and equipment at cost. Property and leasehold improvements represent capital improvements made to our leased and owned properties. We record depreciation and amortization using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable.
We capitalize interest for new store construction-in-progress in accordance with ASC Topic 835, “Interest.” Capitalized interest amounts are immaterial.
Asset Retirement Obligations
We account for asset retirement obligations (“ARO”) in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations,” which requires us to recognize a liability for the fair value of obligations to retire tangible long-lived assets when there is a legal obligation to incur such costs. We recognize a liability for ARO, capitalize asset retirement costs and amortize these costs over the life of the assets. As of February 2, 2013 and January 28, 2012, we had approximately $66 million and $73 million, respectively, recorded for ARO.
Goodwill
Details on goodwill by segment are as follows:

(In millions)	February 2, 2013	January 28, 2012
Domestic	$361	$361
International (1)	84	87
Total	$445	$448

(1)	Foreign currency translation accounted for a $5 million decrease.

At February 2, 2013, our Toys-Domestic reporting unit and our Toys-Japan reporting unit, which is included in our International segment, had $361 million and $20 million of goodwill, respectively. In fiscal 2012, the Company finalized the purchase price allocation related to the acquisition of a 70% ownership interest in Toys (Labuan) Holdings Limited (“Labuan”) from Li & Fung. As a result, the goodwill of our Toys-China and Southeast Asia reporting unit (included in our International segment) increased by $2 million in the current year to $64 million at February 2, 2013. Refer to Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.
Goodwill is evaluated for impairment annually as of the first day of the fourth quarter of each fiscal year or whenever we identify certain events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount, in accordance with the provisions of ASC Topic 350, “Intangibles - Goodwill and Other” (“ASC 350”). Events or circumstances that might warrant an interim evaluation include, among other things, significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.
In fiscal 2011, the Company adopted ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which amended the rules for testing goodwill for impairment and provided an entity with the option to first assess qualitative factors for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step quantitative impairment test. The optional qualitative assessment can be performed at the discretion of management for any or all of the reporting units in any given period.
At October 28, 2012, we determined that none of the goodwill associated with our reporting units was impaired based on qualitative assessments performed for our Toys-Domestic and Toys-China and Southeast Asia reporting units, as well as a quantitative assessment performed for Toys-Japan. We concluded for our Toys-Domestic and Toys-China and Southeast Asia reporting units that it was more likely than not that the respective fair values substantially exceeded their carrying values and noted no goodwill impairment indicators after the date of the annual impairment test. However, given the fourth quarter holiday selling season results, we performed an additional quantitative assessment at fiscal year-end for the Toys-Japan reporting unit and determined its goodwill was not impaired as of February 2, 2013. The estimated fair value of the Toys-Japan reporting unit exceeded its carrying value at the date of testing.
Debt Issuance Costs
We defer debt issuance costs, which are classified as non-current Other assets, and amortize the costs into Interest expense over the term of the related debt facility. Unamortized amounts at February 2, 2013 and January 28, 2012 were $119 million and $127 million, respectively. Deferred financing fees amortized to Interest expense for fiscals 2012, 2011 and 2010 were $36 million, $35 million and $69 million, respectively, which is inclusive of accelerated amortization due to certain debt repayments and refinancings prior to maturity.
Acquisition of Debt Securities
There were no acquisitions of debt securities during fiscal 2012. During fiscal 2011, we acquired from unaffiliated parties $36 million face value debt securities of Vanwall for approximately $26 million. During fiscal 2010, we acquired from an unaffiliated party $17 million face value debt securities of Vanwall for approximately $9 million. This debt matures on April 7, 2013. These debt securities are included in Other assets within the Consolidated Balance Sheets, classified as held-to-maturity debt and reported at amortized cost. We expect these debt securities to be repaid in April 2013 in conjunction with the refinancing of the UK senior and junior credit facilities. Refer to Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.
Insurance Risks
We self-insure a substantial portion of our workers’ compensation, general liability, auto liability, property, medical, prescription drug and dental insurance risks, in addition to maintaining third party insurance coverage. Provisions for losses related to self-insured risks are based upon actuarial techniques and estimates for incurred but not reported claims. We record the liability for workers’ compensation on a discounted basis. We also maintain insurance coverage above retention amounts of $15 million for employment practices liability, $8 million for catastrophic events, $5 million for property, $5 million for general liability, $4 million for auto liability and a minimum of approximately $1 million for workers’ compensation to limit the exposure related to such risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. As of February 2, 2013 and January 28, 2012, we had approximately $93 million and $91 million, respectively, of reserves for self-insurance risk which have been included in Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets.
Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits and commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments and contingencies, refer to Note 15 entitled “COMMITMENTS AND CONTINGENCIES.”
Leases
We lease store locations, distribution centers, equipment and land used in our operations. Our lease store locations consist of locations which have buildings that are owned by us and land which is controlled through a ground lease with third parties (“Ground Lease Locations”) and locations that are controlled through straight leases for land and building which we lease from third parties (“Straight Lease Locations”). We account for our leases under the provisions of ASC Topic 840, “Leases” (“ASC 840”), which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Assets held under capital lease are included in Property and equipment, net. As of February 2, 2013 and January 28, 2012, accumulated depreciation related to capital leases for property and equipment was $55 million and $47 million, respectively.
We record operating leases on a straight-line basis over the lease term, which includes renewal options if those options are specified in the lease agreement and if failure to exercise the renewal option imposes a significant economic penalty to the Company. For Ground Lease Locations, we include renewal options in the lease term through the estimated useful life of the owned building located on the property as failure to renew a ground lease during the estimated useful life of the building would result in forgoing an economic benefit given the significant capital investment at the inception of the lease by the Company to construct a new building. For Straight Lease Locations, we do not include renewal options in the lease term as the failure to renew a straight lease does not typically result in a significant economic penalty for the Company, and therefore renewal cannot be reasonably assured at the inception of the lease. Renewal options are exercised at our sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense.

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
Deferred Rent
We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as a deferred rent liability or asset. Deferred rent liabilities are recorded in our Consolidated Balance Sheets in the total amount of $368 million and $348 million at February 2, 2013 and January 28, 2012, respectively, of which $12 million and $10 million are recorded in Accrued expenses and other current liabilities, respectively. Landlord incentives and abatements are included in Deferred rent liabilities and amortized over the term of the lease.
Financial Instruments
We enter into foreign exchange forward contracts to minimize the risk associated with currency fluctuations relating to our foreign subsidiaries. We also enter into derivative financial arrangements such as interest rate swaps and interest rate caps to hedge interest rate risk associated with our long-term debt. We account for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and record all derivatives as either assets or liabilities on the Consolidated Balance Sheets measured at estimated fair value and recognize the changes in fair value as unrealized gains and losses. The recognition of these gains and losses depends on our intended use of the derivatives and resulting designation. We record the changes in fair value of derivative instruments, which do not qualify and therefore are not designated for hedge accounting, in our Consolidated Statements of Operations. If we determine that we do qualify for hedge accounting treatment, the following is a summary of the impact on our Consolidated Financial Statements:

•
For designated cash flow hedges, the effective portion of the changes in the fair value of derivatives is recorded in Accumulated other comprehensive income (loss) and subsequently recorded in Interest expense in the Consolidated Statements of Operations at the time the hedged item affects earnings.

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

Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for more information related to our accounting for derivative financial instruments. We did not have significant credit risk related to our financial instruments at February 2, 2013 and January 28, 2012.
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
Other revenues of $72 million, $79 million and $77 million for fiscals 2012, 2011 and 2010, respectively, are included in Net sales. Other revenues consist of shipping, licensing fees, warranty and consignment income and non-core product related revenue.
We have license agreements with unaffiliated third party operators located outside the United States. The agreements are largely structured with royalty income paid as a percentage of sales for the use of our trademarks, trade name and branding. Licensing fees for fiscals 2012, 2011 and 2010 were $16 million, $18 million and $16 million, respectively.

Reserve for Sales Returns
We reserve amounts for sales returns for estimated product returns by our customers based on historical return experience, changes in customer demand, known returns we have not received, and other assumptions. The balances of our reserve for sales returns were $11 million and $10 million at February 2, 2013 and January 28, 2012, respectively.
Cost of Sales and Selling, General & Administrative Expenses (“SG&A”)
The following table illustrates what is reflected in each expense category:

“Cost of sales”	“SG&A”
•        the cost of merchandise acquired from vendors;

•        freight in;

•        provision for excess and obsolete inventory;

•        shipping costs to customers;

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

•        restructuring charges; and

•        other corporate-related expenses.

Credits and Allowances Received from Vendors
We receive credits and allowances that are related to formal agreements negotiated with our vendors. These credits and allowances are predominantly for cooperative advertising, promotions and volume related purchases. We generally treat credits and allowances, including cooperative advertising allowances, as a reduction of product cost in accordance with the provisions of ASC Topic 605, “Revenue Recognition” (“ASC 605”) since such funds are not a reimbursement of specific, incremental, identifiable SG&A costs incurred by us in selling the vendors’ products.
Advertising Costs
Gross advertising costs are recognized in SG&A at the point of first broadcast or distribution and were $449 million, $483 million and $445 million in fiscals 2012, 2011 and 2010, respectively.
Pre-opening Costs
The cost of start-up activities, including organization costs, related to new store openings are expensed as incurred.
Costs of Computer Software
We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of ASC 350. We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of ASC 350 are met. We expense those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities as they are incurred. We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over a useful life of five years, beginning when the software is ready for its intended use. We amortized computer software costs of $27 million, $22 million and $19 million for fiscals 2012, 2011 and 2010, respectively.

Other Income, net
Other income, net includes the following:

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Credit card program income	$22	$13	$19
Gift card breakage income	21	22	20
Net gains on sales of properties	4	3	10
Impairment of long-lived assets	(11)	(6)	(11)
Other (1)	17	12	13
Total	$53	$44	$51

(1)
Includes gains and losses resulting from foreign currency translation related to operations, advertising income from our websites, fixed asset write-offs and other miscellaneous income and expense charges.

Credit Card Program
We currently operate under a Credit Card Program agreement (the “Agreement”) with a third-party credit lender to offer co-branded and private label credit cards to our customers. Our Agreement with Chase Bank expired in June 2012 at which time we entered into a seven-year Agreement with a new third-party credit lender, GE Retail Bank. There were no funds owed to Chase Bank as well as no material changes to the types of incentives we receive under the new GE contract. The credit lender provides financing for our customers to purchase merchandise at our stores for all cardholders and other businesses for co-branded cardholders. We received an up-front incentive payment for entering into the Agreement, which was deferred and is being amortized ratably over the life of the Agreement. In addition, we receive bounty fees for credit card activations and royalties on the co-branded and private label credit cards. Bounty fees and royalties are recognized when earned and realizable. During fiscals 2012, 2011 and 2010, we recognized $22 million, $13 million and $19 million of other income, respectively, relating to the credit card program.
Gift Card Breakage
We sell gift cards to customers in our retail stores, through our websites and through third parties and, in certain cases, provide gift cards for returned merchandise and in connection with promotions. We recognize income from gift card sales when the customer redeems the gift card, as well as an estimated amount of unredeemed liabilities (“breakage”). Gift card breakage is recognized proportionately, utilizing management estimates and assumptions based on actual redemptions, the estimated useful life of the gift card and an estimated breakage rate of unredeemed liabilities. Our estimated gift card breakage represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote and for which we have determined that we do not have a legal obligation to remit the value to the relevant jurisdictions. Income related to customer gift card redemption is included in Net sales, whereas income related to gift card breakage is recorded in Other income, net in our Consolidated Financial Statements. The Company recognizes breakage income and derecognizes the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards. We recognized $21 million, $22 million and $20 million of gift card breakage income in fiscals 2012, 2011 and 2010, respectively.
Net Gains on Sales of Properties
Net gains on sales of properties were $4 million, $3 million and $10 million for fiscals 2012, 2011 and 2010, respectively. Refer to Note 5 entitled “PROPERTY AND EQUIPMENT” for further information.
Impairment of Long-Lived Assets and Costs Associated with Exit Activities
We evaluate the carrying value of all long-lived assets, which include property, equipment and finite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic 360, “Property, Plant and Equipment.” Events or circumstances that might warrant an impairment review include, among other things, material declines in operational performance, significant adverse market conditions and significant changes or planned changes in our use of assets, including store relocation. If a long-lived asset is found to be non-recoverable, we record an impairment charge equal to the difference between the asset’s carrying value and fair value. This evaluation requires management to make judgments relating to future cash flows, growth rates, and economic and market conditions. These evaluations are based on determining the fair value of an asset using a valuation method such as discounted cash flow or a relative, market-based approach.

During fiscals 2012, 2011 and 2010, we recorded total impairment losses of $11 million, $6 million and $11 million, respectively. Impairment losses are recorded in Other income, net within our Consolidated Statement of Operations. These impairments were primarily due to the identification of underperforming stores and the relocation of certain stores.
For any store closing where a lease obligation still exists, we record the estimated future liability associated with the rental obligation less any estimated sublease income on the date the store is closed in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations.”
Foreign Currency Translation
The functional currencies of our foreign subsidiaries are as follows:

•	Australian dollar for our subsidiary in Australia;

•	British pound sterling for our subsidiary in the United Kingdom (“UK”);

•	Brunei dollar for our subsidiary in Brunei;

•	Canadian dollar for our subsidiary in Canada;

•	Chinese yuan for our subsidiary in China;

•	Euro for subsidiaries in Austria, France, Germany, Spain and Portugal;

•	Hong Kong dollar for our subsidiaries in Hong Kong;

•	Japanese yen for our subsidiary in Japan;

•	Malaysian ringgit for our subsidiary in Malaysia;

•	Polish zloty for our subsidiary in Poland;

•	Singapore dollar for our subsidiary in Singapore;

•	Swiss franc for our subsidiary in Switzerland;

•	Taiwan dollar for our subsidiary in Taiwan; and

•	Thailand baht for our subsidiary in Thailand.
Assets and liabilities are translated into USD using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period. The resulting translation adjustments are recorded in Accumulated other comprehensive income (loss) within the Consolidated Statements of Stockholders’ Equity.
Gains and losses resulting from foreign currency transactions related to operations are included in Other income, net. Foreign currency transactions related to short-term, cross-currency intercompany loans amounted to gains of $2 million, $11 million and $10 million for fiscals 2012, 2011 and 2010, respectively. Such amounts were included in Interest expense.
We economically hedge the majority of these short-term, cross-currency intercompany loans with foreign currency forward contracts. These derivative contracts were not designated as hedges and are recorded on our Consolidated Balance Sheets at fair value with a gain or loss recorded on the Consolidated Statements of Operations in Interest expense. For fiscals 2012, 2011 and 2010, we recorded losses of $2 million, $4 million and $10 million, respectively. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.
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
At any one time, our tax returns for numerous tax years are subject to examination by U.S. Federal, state and foreign taxing jurisdictions. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes for income tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. We adjust these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently enacted tax law changes, published rulings, court cases and outcomes of tax audits. While we do not expect material changes, it is possible that our actual tax liability will differ from our established tax liabilities for unrecognized tax benefits, and our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax balances reflect the more-likely-than-not outcome of known tax contingencies. We report tax-related interest and penalties as a component of Income tax expense (benefit).
At February 2, 2013 and January 28, 2012, we reported unrecognized tax benefits in Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets. These tax liabilities do not include a portion of our unrecognized tax benefits, which have been recorded as either a reduction of Deferred tax assets related to tax loss carryforwards or a reduction of taxes receivable. For further information, refer to Note 10 entitled “INCOME TAXES.”
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

(In millions)
Balance, October 31, 2011	$24
Net earnings attributable to noncontrolling interest	2
Adjustment of noncontrolling interest to redemption value	3
Balance, January 28, 2012	29
Net earnings attributable to noncontrolling interest	1
Adjustment of noncontrolling interest to redemption value	19
Balance, February 2, 2013	$49
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
Earnings per share
A reconciliation of Net earnings attributable to Toys “R” Us, Inc. to Net earnings attributable to common shareholders for fiscals 2012, 2011 and 2010 is computed as follows:

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Net earnings attributable to Toys “R” Us, Inc.	$38	$149	$168
Less: Adjustment of noncontrolling interest to redemption value	19	3	—
Net earnings attributable to common shareholders	$19	$146	$168

Earnings per share is computed as follows (in millions, except for share data):

	Fiscal Years Ended
	February 2, 2013			January 28, 2012			January 29, 2011
	Net Earnings Attributable To Common Shareholders	Weighted Average Shares	Per Share Amount	Net Earnings Attributable To Common Shareholders	Weighted Average Shares	Per Share Amount	Net Earnings Attributable To Common Shareholders	Weighted Average Shares	Per Share Amount
Basic earnings per share	$19	49,074,858	$0.39	$146	48,979,571	$2.98	$168	48,941,118	$3.43
Effect of dilutive share-based awards	—	866,539	(0.01)	—	1,169,641	(0.07)	—	1,040,386	(0.07)
Diluted earnings per share	$19	49,941,397	$0.38	$146	50,149,212	$2.91	$168	49,981,504	$3.36
As a result of the Labuan acquisition in fiscal 2011, the Company began applying the two-class method for calculating earnings per share. The two-class method calculates earnings per share by distinguishing between the classes of securities based on the proportionate participation rights of each award type in the Company’s undistributed earnings. The changes in the carrying amount of the redeemable Noncontrolling interest are reflected in earnings per share using the two-class method, as being akin to a dividend. Diluted earnings per share is calculated using the more dilutive of the treasury stock method or the two-class method. The application of this guidance did not have an impact on earnings per share in fiscal 2010.
Basic earnings per share was computed by dividing Net earnings attributable to common shareholders by the weighted average number of shares of common stock outstanding during the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011. Diluted earnings per share is determined based on the dilutive effect of share-based awards using the treasury stock method.
Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising or converting such awards in common stock would be anti-dilutive were 1.3 million, 0.7 million and nominal for fiscals 2012, 2011 and 2010, respectively.

NOTE 2 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as well as the effective interest rates on our outstanding variable rate debt as of February 2, 2013 and January 28, 2012, respectively, is outlined in the table below:

(In millions)	February 2, 2013	January 28, 2012
Short-term borrowings
Labuan uncommitted lines of credit	$14	$9
Long-term debt
Spanish real estate credit facility, due fiscal 2012 (4.51%)(1)	—	168
French real estate credit facility, due fiscal 2013 (4.51% and 4.51%)(2)	83	81
UK real estate senior credit facility, due fiscal 2013 (5.02% and 5.02%)(3)	543	547
UK real estate junior credit facility, due fiscal 2013 (6.84% and 6.84%)(3)	94	95
7.875% senior notes, due fiscal 2013 (4)(5)	—	398
Toys-Japan unsecured credit lines, expire fiscals 2013-2014 (6)	27	—
Secured revolving credit facility, expires fiscal 2015 (7)	—	—
Spanish real estate credit facility, due fiscal 2015 (EURIBOR+6.0%)(1)	102	—
Toys-Japan 1.85%-2.85% loans, due fiscals 2013-2016 (8)	107	166
European and Australian asset-based revolving credit facility, expires fiscal 2016	—	—
Secured term loan facility, due fiscal 2016 (LIBOR+4.50%)(7)	677	683
7.375% senior secured notes, due fiscal 2016 (7)	361	365
10.750% senior notes, due fiscal 2017 (9)	934	931
10.375% senior notes, due fiscal 2017 (4)(5)	446	—
8.500% senior secured notes, due fiscal 2017 (10)	718	717
Incremental secured term loan facility, due fiscal 2018 (LIBOR+3.75%)(7)	391	394
Second incremental secured term loan facility, due fiscal 2018 (LIBOR+3.75%)(7)(11)	220	—
7.375% senior notes, due fiscal 2018 (4)	404	404
8.750% debentures, due fiscal 2021 (12)	22	22
Finance obligations associated with capital projects	163	147
Capital lease obligations	37	43
	5,329	5,161
Less current portion	339	315
Total Long-term debt (13)	$4,990	$4,846

(1)
On January 29, 2013, Toys “R” Us Iberia Real Estate S.L.U. (“TRU Iberia Real Estate”) entered into a three year senior secured term loan facility agreement (the “Spain Propco Facility Agreement”) for an aggregate principal amount of €75 million ($102 million at February 2, 2013). The net proceeds of the loan under the Spain Propco Facility Agreement, together with cash on hand, were used to repay the principal amount under the €126 million ($170 million at January 29, 2013) Spanish real estate credit facility due fiscal 2012.

(2)
On February 27, 2013, Toys “R” Us France Real Estate SAS (“TRU France Real Estate”) entered into a five year senior secured term loan facility agreement (the “France Propco Facility Agreement”) for an aggregate principal amount of €48 million ($63 million at February 27, 2013). As this facility has been subsequently refinanced, we have classified a portion of the loan balance as Long-term debt. The net proceeds of the loan under the France Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the €61 million ($80 million at February 27, 2013) French real estate credit facility due fiscal 2013.

(3)
On March 25, 2013, UK Propco entered into the New UK Propco Facility Agreement, which was funded on March 28, 2013, for an aggregate principal amount of £263 million ($400 million at March 28, 2013). The net proceeds of the loan under the New UK Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the £346 million ($525 million at March 28, 2013) UK real estate senior and £60 million ($91 million at March 28, 2013) UK real estate junior credit facilities.

(4)
Represents obligations of Toys “R” Us, Inc. (the “Parent Company”) legal entity. For further details on Parent Company information, refer to Schedule I — Parent Company Condensed Financial Statements and Notes to the Condensed Financial Statements.

(5)
On August 1, 2012, we completed the offering of $450 million aggregate principal amount of 10.375% senior notes due fiscal 2017 (the “2017 Notes”). The net proceeds were primarily used to redeem the $400 million outstanding principal amount of our 7.875% senior notes due fiscal 2013 (the “2013 Notes”), and pay fees.

(6)
Toys “R” Us-Japan, Ltd. (“Toys-Japan”) currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). On June 25, 2012, Toys-Japan amended the terms under Tranche 1 and entered into an agreement to refinance Tranche 2 of its committed lines of credit.

(7)	Represents obligations of Toys “R” Us - Delaware, Inc. (“Toys-Delaware”).

(8)	On February 28, 2013, Toys-Japan entered into a bank loan with a financial institution for ¥2.0 billion ($22 million at February 28, 2013).

(9)	Represents obligations of Toys “R” Us Property Company I, LLC (“TRU Propco I”) and its subsidiaries.

(10)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).

(11)	On April 10, 2012, Toys-Delaware issued a new tranche of term loans in an aggregate principal amount of $225 million due fiscal 2018 (“Second Incremental Secured Term Loan”).

(12)	Represents obligations of the Parent Company and Toys-Delaware.

(13)
We maintain derivative instruments on certain of our long-term debt, which impact our effective interest rates. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

As of February 2, 2013, we had total indebtedness of $5.3 billion, of which $3.2 billion was secured indebtedness. Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our ability to:

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
The amount of net assets that were subject to such restrictions was approximately $853 million as of February 2, 2013. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and service debt. As of February 2, 2013, we have funds available to finance our operations under our European and Australian asset-based revolving credit facility (“European ABL Facility”) through March 2016, our Secured revolving credit facility (“ABL Facility”) through August 2015 and our Toys-Japan unsecured credit lines with a tranche maturing June 2013 and a tranche maturing June 2014. In addition, Labuan and Toys-Japan have uncommitted lines of credit due on demand.
The total fair values of our Long-term debt, with carrying values of $5.3 billion and $5.2 billion at February 2, 2013 and January 28, 2012, were $5.4 billion and $5.2 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods. A portion of these instruments are classified as Level 3, as these are not publicly traded and therefore we are unable to obtain quoted market prices. The fair value of these Level 3 debt instruments totaled approximately $1.1 billion at February 2, 2013 and January 28, 2012.

The annual maturities of our Short-term borrowings and Long-term debt, including current portions, at February 2, 2013 are as follows:

(In millions)	Annual Maturities
2013(1)	$353
2014	95
2015	117
2016	1,025
2017	2,133
2018(1) and subsequent	1,646
Total	$5,369

(1)
We have classified $65 million of the French real estate credit facility and $413 million of the UK real estate senior credit facility both due fiscal 2013 as annual maturities of fiscal 2018 and fiscal 2020, respectively, as we have refinanced the obligations on February 27, 2013 and March 25, 2013, respectively.

Labuan uncommitted lines of credit, due on demand ($14 million at February 2, 2013)
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$331 million ($43 million at February 2, 2013). As of February 2, 2013, we had $14 million of borrowings, which has been included in Accrued expenses and other liabilities on our Consolidated Balance Sheet, and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $26 million. The average interest rate on the drawn borrowings was 2.06% and 2.52% as of February 2, 2013 and January 28, 2012, respectively.
Toys-Japan unsecured credit lines, expire fiscals 2013-2014 ($27 million at February 2, 2013)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes the Tranche 1 and Tranche 2 unsecured loan commitment lines of credit. On June 25, 2012, Toys-Japan amended the terms of Tranche 1. Tranche 1 is available in amounts up to ¥12.9 billion ($139 million at February 2, 2013), expiring on June 28, 2013, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80% per annum. We paid fees of less than $1 million to amend Tranche 1, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. As of February 2, 2013, deferred debt issuance costs for this agreement were nominal and have been included in Other assets on our Consolidated Balance Sheets. At February 2, 2013, we had outstanding borrowings of $11 million under Tranche 1, with $128 million of remaining borrowing availability.
Additionally, on June 25, 2012, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. Tranche 2 is available in amounts of up to ¥12.0 billion ($129 million at February 2, 2013), expiring on June 27, 2014, and bears an interest rate of TIBOR plus 0.80% per annum. We paid fees of approximately $2 million to refinance Tranche 2, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. As of February 2, 2013, deferred debt issuance costs for this agreement were $1 million and have been included in Other assets on our Consolidated Balance Sheets. At February 2, 2013, we had outstanding borrowings of $16 million under Tranche 2, with $113 million of remaining availability.
The agreement contains covenants, including, among other things, covenants that require Toys-Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys-Japan from paying dividends or making loans to affiliates without lender consent.
Additionally, Toys-Japan has an uncommitted line of credit with total availability of ¥2.8 billion ($31 million at February 2, 2013), which will renew April 1 of each year unless otherwise canceled. The uncommitted line of credit bears an interest rate of TIBOR plus 0.50%. As of February 2, 2013, we had no outstanding borrowings under the uncommitted line of credit.
$1.85 billion senior secured revolving credit facility, expires fiscal 2015 ($0 million at February 2, 2013)
The ABL Facility provides for $1.85 billion of revolving commitments maturing on August 10, 2015, which could increase by $650 million, subject to certain conditions. The ABL Facility bears a tiered floating interest rate of London Interbank Offered Rate (“LIBOR”) plus a margin of between 2.50% and 3.00% depending on usage, or, at the option of Toys-Delaware, an interest rate equal to a prime rate plus a margin of between 1.50% and 2.00% depending on usage. In addition, the ABL Facility requires the Company to pay, on a quarterly basis, a tiered unused commitment fee ranging from 0.375% to 0.625% of the average daily balance of unused commitments.

This secured revolving credit facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets of Toys-Delaware and certain of its subsidiaries, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants, including, among other things, covenants that restrict Toys-Delaware’s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. The ABL Facility requires Toys-Delaware to maintain minimum excess availability at all times of no less than $125 million and to sweep cash toward prepayment of the loans if excess availability falls below $150 million for any three days in a 30-day period. Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory and eligible credit card receivables and certain real estate less any applicable availability reserves. At February 2, 2013, under our ABL facility, we had no outstanding borrowings, a total of $113 million of outstanding letters of credit and excess availability of $979 million. This amount is also subject to the minimum excess availability covenant, which was $125 million at February 2, 2013, with remaining availability of $854 million in excess of the covenant. At February 2, 2013, deferred debt issuance costs for this credit facility were $32 million and have been included in Other assets on our Consolidated Balance Sheets.
European ABL Facility, expires fiscal 2016 ($0 million at February 2, 2013)
On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for the European ABL in order to extend the maturity date of the facility and amend certain other provisions. The European ABL Facility, as amended provides for a five-year £128 million asset-based senior secured revolving credit facility which will expire on March 8, 2016. Additionally, on April 29, 2011, we partially exercised the accordion feature which increased availability to include additional lender commitments. This increased the size of the facility from £128 million to £138 million ($217 million at February 2, 2013). Loans under the European ABL Facility bear interest at a rate of LIBOR or the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 2.25%, 2.50% or 2.75% depending on historical excess availability. In addition, a commitment fee accrues on any unused portion of the commitments at a rate per annum of 0.375% or 0.50% based on usage. In connection with the amendment and restatement of the credit agreement, we incurred approximately $6 million in additional fees which were capitalized as deferred debt issuance costs and amortized over the term of the agreement. At February 2, 2013, deferred debt issuance costs for this credit facility were $7 million and have been included in Other assets on our Consolidated Balance Sheets.
Borrowings under the European ABL Facility are subject, among other things, to the terms of a borrowing base derived from the value of eligible inventory and/or eligible accounts receivable of certain of Toys “R” Us Europe, LLC’s (“Toys Europe”) and Toys “R” Us Australia Holdings, LLC’s (“Toys Australia”) subsidiaries organized in Australia, England and France. The terms of the European ABL Facility include a customary cash dominion trigger requiring the cash of certain of Toys Europe’s and Toys Australia’s subsidiaries to be applied to pay down outstanding loans if availability falls below certain thresholds. The European ABL Facility also contains a springing fixed charge coverage ratio of 1.00 to 1.00 based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the agreement governing the European ABL Facility) and fixed charges of Toys Europe, Toys Australia and their subsidiaries. Borrowings under the European ABL Facility are guaranteed by Toys Europe, Toys Australia and certain of their material subsidiaries, with certain customary local law limitations and to the extent such guarantees do not result in adverse tax consequences. Borrowings are secured by substantially all of the assets of Toys Europe, Toys Australia and the UK and Australian obligors, as well as by share pledges over the shares of certain other material subsidiaries and pledges over certain of their assets (including bank accounts and certain receivables). The European ABL Facility contains covenants that, among other things, restrict the ability of Toys Europe and Toys Australia and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, repurchase or pay dividends or make certain other restricted payments on capital stock, make acquisitions or investments or engage in mergers or consolidations. At February 2, 2013, we had no outstanding borrowings and $116 million of availability under the European ABL Facility.
€61 million French real estate credit facility, due fiscal 2013 ($83 million at February 2, 2013)
On January 23, 2006, our indirect wholly-owned subsidiary, TRU France Real Estate, entered into a French real estate credit facility. TRU France Real Estate owns freehold and long leasehold interests in properties in various retail markets throughout France. Under an operating company/property company structure, TRU France Real Estate leases these properties on a triple-net basis to Toys “R” Us SARL (“France Opco”). Substantially all of TRU France Real Estate’s revenues and cash flows are derived from payments from France Opco under a series of uniform lease agreements. The facility was secured by, among other things, selected French real estate. The original maturity date for the loan was February 1, 2013 and had an interest rate of EURIBOR plus 1.50% plus mandatory costs per annum. On January 23, 2013, TRU France Real Estate received an extension for the maturity date of its €61 million ($83 million at February 2, 2013) facility agreement. The lender extended the final repayment date from February 1, 2013 to February 28, 2013 and waived TRU France Real Estate’s obligation to maintain a hedge agreement of the facility agreement during the extension period. At February 2, 2013, deferred debt issuance costs for this facility were $2 million and have been included in Other assets on our Consolidated Balance Sheets.
Subsequent Event
On February 27, 2013, TRU France Real Estate entered into the France Propco Facility Agreement for an aggregate principal amount of €48 million ($63 million at February 27, 2013). The net proceeds of the loan under the France Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the €61 million ($80 million at February 27, 2013) French real estate credit facility due fiscal 2013. TRU France Real Estate owns freehold and long leasehold interests in properties in various retail markets throughout France. Under an operating company/property company structure, TRU France Real Estate leases these properties on a triple-net basis to France Opco. Substantially all of TRU France Real Estate’s revenues and cash flows are derived from payments from France Opco under a series of amended lease agreements. The loan is secured by nine properties located in France. The France Propco Facility Agreement will mature on February 27, 2018 and bears interest equal to EURIBOR plus 4.50%. We have entered into an interest rate cap as required under the France Propco Facility Agreement capping EURIBOR at 2.50% per annum. Additionally, TRU France Real Estate is required to make principal payments equal to 1.25% per year of the outstanding balance of the loan. As such, approximately $1 million has been classified as Current portion of long-term debt on our Consolidated Balance Sheet.
The France Propco Facility Agreement contains covenants that, among other things, restrict the ability of TRU France Real Estate to incur additional indebtedness, pay dividends or make other distributions, make restricted payments or certain investments, create or permit liens on assets, sell assets or engage in mergers or consolidations. The agreement also contains financial covenants including a loan to value covenant and an interest coverage ratio covenant relating to France Propco.
£346 million UK real estate senior and £60 million UK real estate junior credit facilities, due fiscal 2013 ($543 million and $94 million at February 2, 2013, respectively)
On February 8, 2006, UK Propco entered into a series of secured senior and junior loans with Vanwall as the Issuer and Senior Lender and The Royal Bank of Scotland PLC as Junior Lender. UK Propco owns freehold and long leasehold interests in properties in various retail markets throughout the United Kingdom. Under an operating company/property company structure, UK Propco leases these properties on a triple-net basis to Toys “R” Us Limited (“UK Opco”). Substantially all of UK Propco’s revenues and cash flows are derived from payments from UK Opco under a series of uniform lease agreements. These facilities were secured by, among other things, selected UK real estate. The UK real estate senior credit facility bore interest of 5.02% plus mandatory costs. The UK real estate junior credit facility bore interest at an annual rate of LIBOR plus a margin of 2.25% plus mandatory costs. At February 2, 2013, deferred debt issuance costs for these credit facilities were nominal and have been included in Other assets on our Consolidated Balance Sheets.
Vanwall is a variable interest entity established with the limited purpose of issuing and administering the notes under the credit agreement with UK Propco. On February 9, 2006, Vanwall issued £355.8 million of multiple classes of commercial mortgage backed floating rate notes (the “Floating Rate Notes”) to third party investors (the “Bondholders”), which are publicly traded on the Irish Stock Exchange Limited. The proceeds from the Floating Rate Notes issued by Vanwall were used to fund the Senior Loan to UK Propco. Pursuant to the credit agreement, Vanwall was required to maintain an interest rate swap which effectively fixed the variable LIBOR rate at 4.56%, the same as the fixed interest rate less the applicable credit spread paid by UK Propco to Vanwall. The fair value of this interest rate swap was a liability of approximately $4 million and $22 million at February 2, 2013 and January 28, 2012, respectively. For further details regarding the consolidation of Vanwall, refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”
Subsequent Event
On March 25, 2013, UK Propco entered into the New UK Propco Facility Agreement with Debussy, pursuant to which Debussy made the New UK Propco Loan to UK Propco on March 28, 2013 in the aggregate principal amount of £263 million ($400 million at March 28, 2013). The net proceeds of the New UK Propco Loan, together with cash on hand, were used to repay the principal balance of £406 million ($616 million at March 28, 2013) outstanding under the UK real estate credit facilities described above.
UK Propco owns freehold and long leasehold interests in properties in various retail markets throughout the United Kingdom. Under an operating company/property company structure, UK Propco leases these properties on a triple-net basis to UK Opco. Substantially all of UK Propco's revenues and cash flows will be derived from payments from UK Opco under a series of amended lease agreements. The New UK Propco Loan is secured by, among other things, 31 owned and leased properties held by UK Propco, certain cash reserve accounts and the stock of UK Propco. The New UK Propco Loan bears interest on a weighted average basis of 6.87% per annum plus mandatory costs and matures on July 7, 2020. The New UK Propco Facility Agreement contains covenants that restrict the ability of UK Propco to incur certain additional indebtedness, make restricted payments or certain investments, create or permit liens on assets, dispose of properties, acquire further property, vary or terminate the lease agreements referred to above, conclude further leases or engage in mergers or consolidations. If an event of default, including an event resulting from the failure to comply with an interest coverage ratio applicable to UK Propco, under the New UK Propco Loan occurs and is continuing, the principal amount outstanding, together with all accrued and unpaid interest and other amounts owed may be declared by the lenders or become immediately due and payable. The loans are subject to mandatory prepayments in certain cases, including from the proceeds of certain permitted property disposals, and UK Propco may optionally prepay the loans at any time, provided that prior to July 7, 2015 and subject to certain exceptions, the loans may only be prepaid in full. Any prepayment prior to July 7, 2015, subject to certain exceptions, shall be subject to a “make whole” premium. Any prepayment occurring during the first, second and third year after July 7, 2015 are subject to a prepayment fee equal to 3%, 2% and 1%, respectively, of the amount of the loan prepaid.
Debussy is a special purpose entity established with the limited purpose of making loans and issuing £263 million ($400 million as of March 28, 2013) of the Debussy Notes to third party investors and the Company. The Company purchased £13 million ($20 million as of March 28, 2013) principal amount of the various classes of the Debussy Notes. The proceeds from the Debussy Notes were used to fund the New UK Propco Loan. For further details regarding the consolidation of Debussy, refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES”.
Prior to the refinancing of the UK real estate credit facilities, we designated UK Propco as a “restricted subsidiary” under the indenture for the 2017 Notes. In addition, in connection with the refinancing we expect the Vanwall notes we own to be repaid in April 2013.
7.875% senior notes, due fiscal 2013 ($0 million at February 2, 2013)
On August 1, 2012, we redeemed the outstanding principal amount of the 2013 Notes for a total redemption price, including fees, of approximately $400 million.
€75 million Spanish real estate credit facility, due fiscal 2015 ($102 million at February 2, 2013)
On January 29, 2013, TRU Iberia Real Estate entered into the Spain Propco Facility Agreement for an aggregate principal amount of €75 million ($102 million at February 2, 2013). The net proceeds of the loan under the Spain Propco Facility Agreement, together with cash on hand were used to provide funds to repay the principal amount under the €126 million ($170 million at January 29, 2013) Spanish real estate credit facility due fiscal 2012. TRU Iberia Real Estate owns freehold and long leasehold interests in properties in various retail markets throughout Spain. Under an operating company/property company structure, TRU Iberia Real Estate leases these properties on a triple-net basis to Toys “R” Us Iberia, SA (“Spain Opco”). Substantially all of TRU Iberia Real Estate’s revenues and cash flows are derived from payments from Spain Opco under a series of uniform lease agreements. The loan is secured by 26 properties located in Spain. The Spain Propco Facility Agreement will mature on January 29, 2016 and bears interest equal to the EURIBOR plus 6.00%. We have entered into an interest rate cap as required under the Spain Propco Facility Agreement capping EURIBOR at 2.00% per annum. TRU Iberia Real Estate is required to repay the principal of the loan in installments equal to €22.5 million, €22.5 million and €30 million in the first, second and third years of the loan, respectively. As such, €22.5 million ($31 million at February 2, 2013) has been classified as Current portion of long-term debt on our Consolidated Balance Sheet. We incurred transaction fees of $7 million, which are capitalized as deferred debt issuance costs, amortized over the term of the agreement and included in Other assets on our Consolidated Balance Sheet.
Our Parent Company has provided the lenders with a deficiency guarantee with respect to certain losses the lenders may suffer in certain circumstances. The Spain Propco Facility Agreement contains covenants that, among other things, restrict the ability of TRU Iberia Real Estate to incur additional indebtedness, pay dividends or make other distributions, make restricted payments or certain investments, create or permit liens on assets, sell assets or engage in mergers or consolidations. The agreement also contains financial covenants including a loan to value covenant, an interest coverage ratio covenant and an EBITDA to rent covenant related to Spain Opco.
Toys-Japan bank loans (1.85% to 2.85%), due fiscals 2013-2016 ($107 million at February 2, 2013)
Toys-Japan had five bank loans with various financial institutions totaling $107 million at February 2, 2013. On September 30, 2010, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance three bank loans, which matured on January 17, 2011. Under a new agreement, which began on January 17, 2011, the loan for ¥11.5 billion will mature on January 29, 2016 and bears an interest rate of TIBOR plus 1.50% per annum. In conjunction with the new agreement we entered into an interest rate swap, converting the variable rate of interest to a fixed rate of 2.45% on January 17, 2011. The swap has been designated as a cash flow hedge. Toys-Japan is required to make principal payments of approximately ¥1.6 billion ($17 million at February 2, 2013) annually in January of each year, commencing January 2012, with the remaining principal and interest due upon maturity. As of February 2, 2013, the outstanding balance of this loan was ¥8.2 billion or $89 million. On February 28, 2011, Toys-Japan entered into a bank loan with a financial institution totaling ¥1.0 billion. The loan will mature on February 25, 2016 and bears an interest rate of 1.85% per annum. As of February 2, 2013, the balance of this loan was ¥770 million or $8 million. The remaining three bank loans, representing $10 million, are amortizing and mature between fiscal 2013 and fiscal 2014, one of which matured on March 25, 2013 with a balance of $2 million. As of February 2, 2013, deferred debt issuance costs for these agreements were $1 million and have been included in Other assets on our Consolidated Balance Sheets.
These agreements contain covenants, including, among other things, covenants that require Toys-Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys-Japan from paying dividends or making loans to affiliates without lender consent.
Subsequent Event
On February 28, 2013, Toys-Japan entered into a bank loan with a financial institution for ¥2.0 billion ($22 million at February 28, 2013). The loan will mature on February 26, 2021 and bears an interest rate of 2.18% per annum. Toys-Japan is required to make semi-annual principal payments of ¥125 million ($1 million at February 28, 2013), commencing August 2013.
7.375% senior secured notes, due fiscal 2016 ($361 million at February 2, 2013)
On August 24, 2010, Toys-Delaware completed the offering of the 7.375% Senior Secured Notes (the “Toys-Delaware Secured Notes”). These notes were issued at par. In conjunction with the offering, we entered into a receive-fixed, pay variable interest rate swap on December 7, 2010. The swap has been designated as a fair value hedge. Investment funds or accounts advised by KKR owned an aggregate of $5 million of the Toys-Delaware Secured Notes as of February 2, 2013. At February 2, 2013, deferred debt issuance costs for the Toys-Delaware Secured Notes were $6 million and have been included in Other assets on our Consolidated Balance Sheets.
The indenture governing the Toys-Delaware Secured Notes contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware to incur additional indebtedness, sell assets, enter into affiliate transactions, pay dividends or make other distributions, make investments and other restricted payments or create liens. These covenants are subject to a number of important qualifications and limitations. Certain covenants will be suspended at any time the Toys-Delaware Secured Notes are rated “investment grade.” As of February 2, 2013, the Toys-Delaware Secured Notes are not “investment grade.” In addition, the indenture contains other customary terms and covenants, including certain events of default after which the Toys-Delaware Secured Notes may be declared or become due and payable immediately. The Toys-Delaware Secured Notes may be redeemed, in whole or in part, at any time prior to September 1, 2013, at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest, if any, as of the date of redemption. The Toys-Delaware Secured Notes will be redeemable, in whole or in part, at any time on or after September 1, 2013 at the specified redemption prices, plus accrued and unpaid interest. Toys-Delaware may also redeem up to 35% of the Toys-Delaware Secured Notes prior to September 1, 2013, with the net cash proceeds from certain equity offerings at a redemption price equal to 107.375% of the principal amount of the Toys-Delaware Secured Notes plus accrued and unpaid interest to the date of redemption. Following specified kinds of changes of control with respect to us or Toys-Delaware, Toys-Delaware will be required to offer to purchase the Toys-Delaware Secured Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. Interest on the Toys-Delaware Secured Notes is payable in cash semi-annually in arrears through maturity on March 1 and September 1 of each year, commencing on March 1, 2011. The Toys-Delaware Secured Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act.
Further, the Toys-Delaware Secured Notes are guaranteed by certain of Toys-Delaware subsidiaries and the borrowings thereunder are secured by the trademarks and certain other intellectual property of Geoffrey, LLC, our wholly owned subsidiary, and the assets securing the ABL Facility including inventory, accounts receivable, equipment and certain other personal property owned or acquired by Toys-Delaware and certain of its subsidiaries. The Toys-Delaware Secured Notes are secured on a pari passu basis with the obligations under the Secured Term Loan Facility and the Incremental Secured Term Loan as described below.
Secured term loan facility, due fiscal 2016 ($677 million at February 2, 2013)
Concurrent with the offering of the Toys-Delaware Secured Notes, Toys-Delaware amended and restated the secured term loan originally due fiscal 2012 to extend the maturity date of this loan facility and amend certain other provisions. The amended secured term loan facility is in an aggregate principal amount of $700 million (the “Secured Term Loan Facility”) and was issued at a discount of $11 million which resulted in the receipt of gross proceeds of $689 million. Investment funds or accounts advised by KKR owned an aggregate of $67 million and $37 million of the Secured Term Loan Facility as of February 2, 2013 and January 28, 2012, respectively. The Secured Term Loan Facility bears interest equal to LIBOR (with a floor of 1.50%) plus 4.50%, which is subject to a step down of 0.25% based on total leverage. In addition, pursuant to the terms of the agreement, Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($7 million per year)

of the original principal amount of the loan. As such, this amount has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of February 2, 2013.
Fees paid in connection with the offering of the Secured Term Loan Facility totaled approximately $15 million and are deferred and expensed over the life of the instrument. At February 2, 2013, deferred debt issuance costs for the Secured Term Loan Facility were $10 million and have been included in Other assets on our Consolidated Balance Sheets.
The Secured Term Loan Facility as amended, provides for, among other things, an accordion feature that allows Toys-Delaware to request one or more additional term loans be added to the Secured Term Loan Facility in an aggregate principal amount of up to $700 million, to be reduced on a dollar-for-dollar basis by the aggregate principal amount of one or more additional series of senior secured notes that may be issued after the date of the initial issuance of the Toys-Delaware Secured Notes. We exercised a portion of the accordion feature on May 25, 2011 by adding a new tranche of term loans in an aggregate principal amount of $400 million due fiscal 2018. Refer to “Incremental Secured Term Loan” section below. Additionally, on April 10, 2012, we also exercised a portion of the accordion feature by adding a new tranche of term loans in an aggregate principal amount of $225 million due fiscal 2018. Refer to the “Second Incremental Secured Term Loan” section below.
The Secured Term Loan Facility contains customary covenants applicable to Toys-Delaware and certain of its subsidiaries, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. These covenants are subject to certain exceptions, including among other things to allow for the debt represented by the Toys-Delaware Secured Notes, certain other additional debt incurrences including unsecured, later-maturing debt subject to a fixed charge coverage test and the provision of a cumulative credit exception allowing for Toys-Delaware and certain of its subsidiaries to make investments, pay dividends and make certain other restricted payments subject to Toys-Delaware meeting a fixed charge coverage test. If an event of default under the Secured Term Loan Facility occurs and is continuing, the principal amount outstanding, together with all accrued and unpaid interest and other amounts owed may be declared by the lenders or become immediately due and payable. Toys-Delaware may optionally prepay the outstanding principal balance of the loan at any time.
Further, the Secured Term Loan Facility is guaranteed by certain of Toys-Delaware subsidiaries and the borrowings thereunder are secured by the trademarks and certain other intellectual property of Geoffrey, LLC, Toys-Delaware’s wholly owned subsidiary, and the assets securing the ABL Facility including inventory, accounts receivable, equipment and certain other personal property owned or acquired by Toys-Delaware and certain of its subsidiaries. The Secured Term Loan Facility is secured on a pari passu basis with the obligations under the Toys-Delaware Secured Notes and the Incremental Secured Term Loan.
10.750% senior notes, due fiscal 2017 ($934 million at February 2, 2013)
On July 9, 2009, TRU Propco I, formerly known as TRU 2005 RE Holding Co. I, LLC, one of our wholly-owned subsidiaries, completed the offering of $950 million aggregate principal amount of senior unsecured 10.750% notes due 2017 (the “Propco I Notes”). TRU Propco I’s wholly-owned special purpose subsidiaries own fee and leasehold interests in properties in various retail markets throughout the United States. Under an operating company/property company structure, TRU Propco I leases these properties on a triple-net basis to Toys-Delaware, which operates the properties as Toys “R” Us stores, Babies “R” Us stores or side-by-side stores, or subleases them to alternative retailers. Substantially all of TRU Propco I’s revenues and cash flows are derived from payments from Toys-Delaware under an Amended and Restated Master Lease Agreement. The rent under the TRU Propco I Amended and Restated Master Lease will increase by 10% every five years during its 20-year term. The Propco I Notes were issued at a discount of $25 million which resulted in the receipt of proceeds of $925 million. At February 2, 2013, deferred debt issuance costs for these notes were $13 million and have been included in Other assets on our Consolidated Balance Sheets.
The Propco I Notes are solely the obligation of TRU Propco I and its wholly-owned subsidiaries (the “Guarantors”) and are not guaranteed by the Parent Company or Toys-Delaware. The Propco I Notes are guaranteed by the Guarantors, jointly and severally, fully and unconditionally, and the indenture governing the Propco I Notes contains covenants, including, among other things, covenants that restrict the ability of TRU Propco I and the Guarantors to incur additional indebtedness, sell assets, enter into affiliate transactions, pay dividends or make other distributions, make other restricted payments and investments, create liens, and impose restrictions on the ability of the Guarantors to pay dividends or make other payments.  The indenture governing the Propco I Notes also contains covenants that limit the ability of the Parent Company to cause or permit Toys-Delaware to incur indebtedness, pay dividends, make distributions or make other restricted payments and investments. These covenants are subject to a number of important qualifications and limitations. The Propco I Notes may be redeemed, in whole or in part, at any time prior to July 15, 2013 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The Propco I Notes will be redeemable, in whole or in part, at any time on or after July 15, 2013, at the specified redemption prices, plus accrued and unpaid interest, if any. Following specified kinds of changes of control with respect to the Parent Company, Toys-Delaware or TRU Propco I, TRU Propco I will be required to offer to purchase the Propco I Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to but not including the purchase date. Interest on the Propco I Notes is payable in cash semi-annually in arrears through maturity on January 15 and July 15 of each year.
In accordance with the indenture governing the Propco I Notes, TRU Propco I commenced a tender offer on May 14, 2012 to purchase up to an aggregate principal amount of approximately $33 million of the Propco I Notes for approximately $32 million in cash. The tender offer expired on June 13, 2012, with no holders opting to tender. Therefore, as permitted by the indenture, TRU Propco I made a cash distribution of approximately $32 million to the Parent Company on June 21, 2012.
10.375% senior notes, due fiscal 2017 ($446 million at February 2, 2013)
On August 1, 2012, we completed the offering of the 2017 Notes. The 2017 Notes were issued at a discount of approximately $4 million, which resulted in gross proceeds of approximately $446 million. The gross proceeds were used to pay transaction fees of approximately $14 million, which are capitalized as deferred debt issuance costs and amortized over the term of the 2017 Notes. Investment funds or accounts advised by KKR owned an aggregate of $14 million of the 2017 Notes as of February 2, 2013. The net proceeds were used to redeem the outstanding 2013 Notes, including premiums, and for general corporate purposes. As a result of the repayment of the 2013 Notes, we expensed less than $1 million of deferred debt issuance costs. The 2017 Notes are solely the obligation of the Parent Company and are not guaranteed by Toys-Delaware or any of our other subsidiaries. At February 2, 2013, deferred debt issuance costs for these notes were $12 million and have been included in Other assets on our Consolidated Balance Sheets.
The indenture governing the 2017 Notes contain covenants, including, among other things, covenants that restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions, make investments and other restricted payments, create liens, sell assets, incur restrictions on the ability of a subsidiary to pay dividends or make other payments, enter into certain transactions with affiliates and consolidate, merge, sell or otherwise dispose of all or substantially all of their assets. These covenants are subject to a number of important qualifications and exceptions and will not be applicable to any of our subsidiaries that are designated as “unrestricted subsidiaries.” As of the issue date of the 2017 Notes, UK Propco and TRU Asia, LLC, our joint venture for Asia (other than Japan), were unrestricted subsidiaries. As of March 25, 2013, UK Propco is no longer an unrestricted subsidiary.
Certain covenants will be suspended at any time the 2017 Notes are rated “investment grade.” As of February 2, 2013, the 2017 Notes are not “investment grade.” In addition, the indenture contains customary terms and covenants, including certain events of default after which the 2017 Notes may be due and payable immediately.
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
On October 11, 2012, pursuant to a registration rights agreement that we entered into in connection with the offering of the 2017 Notes, we commenced a registered exchange offer for the 2017 Notes pursuant to a registration statement under the Securities Act. The exchange offer was completed on November 9, 2012 with 100% of the 2017 Notes exchanged for registered 2017 Notes.
8.500% senior secured notes, due fiscal 2017 ($718 million at February 2, 2013)
On November 20, 2009, TRU Propco II, formerly known as Giraffe Properties, LLC, an indirect wholly-owned subsidiary, completed the offering of $725 million aggregate principal amount of senior secured 8.500% notes due 2017 (the “Propco II Notes”). TRU Propco II owns fee and ground leasehold interests in properties in various retail markets throughout the United States. Under an operating company/property company structure, TRU Propco II leases these properties on a triple-net basis to Toys-Delaware. Substantially all of TRU Propco II’s revenues and cash flows are derived from payments from Toys-Delaware under the master lease agreement between TRU Propco II as landlord and Toys-Delaware as tenant (the “TRU Propco II Master Lease”). The rent under the TRU Propco II Master Lease will increase by 10% every five years during its 20-year term. The Propco II Notes were issued at a discount of $10 million which resulted in the receipt of proceeds of $715 million. Investment funds or accounts advised by KKR owned an aggregate of $5 million and $2 million of the Propco II Notes as of February 2,

2013 and January 28, 2012, respectively. The Propco II Notes are solely the obligation of TRU Propco II and are not guaranteed by the Parent Company or Toys-Delaware or any of our other subsidiaries. The Propco II Notes are secured by the first priority security interests in all of the existing and future real estate properties of TRU Propco II and its interest in the TRU Propco II Master Lease. Those real estate properties and interests in the TRU Propco II Master Lease are not available to satisfy or secure the obligations of the Company or its affiliates, other than the obligations of TRU Propco II under the Propco II Notes. At February 2, 2013, deferred debt issuance costs for these notes were $17 million and have been included in Other assets on our Consolidated Balance Sheets.
The indenture governing the Propco II Notes contains covenants, including, among other things, covenants that restrict the ability of TRU Propco II to incur additional indebtedness, sell assets, enter into affiliate transactions, pay dividends or make other distributions, make other restricted payments and investments, or create liens.  The indenture governing the Propco II Notes also contains covenants that limit the ability of the Parent Company to cause or permit Toys-Delaware to incur indebtedness, pay dividends, make distributions or make other restricted payments and investments. These covenants are subject to a number of important qualifications and limitations. The Propco II Notes may be redeemed, in whole or in part, at any time prior to December 1, 2013 at a price equal to 100% of the principal amount plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The Propco II Notes will be redeemable, in whole or in part, at any time on or after December 1, 2013, at the specified redemption prices, plus accrued and unpaid interest, if any. In addition, prior to December 1, 2013, during each twelve month period commencing December 1, 2009, TRU Propco II may redeem up to 10% of the aggregate principal amount of the Propco II Notes at a redemption price equal to 103% of the principal amount of the Propco II Notes plus accrued and unpaid interest to the date of redemption. Following specified kinds of changes of control with respect to the Parent Company, Toys-Delaware or TRU Propco II, TRU Propco II will be required to offer to purchase the Propco II Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any to, but not including, the purchase date. Interest on the Propco II Notes is payable in cash semi-annually in arrears through maturity on June 1 and December 1 of each year.
Incremental secured term loan, due fiscal 2018 ($391 million at February 2, 2013)
On May 25, 2011, Toys-Delaware and certain of its subsidiaries entered into a Joinder Agreement (the “Joinder Agreement”) to the Secured Term Loan Facility. The Joinder Agreement added a new tranche of term loans in an aggregate principal amount of $400 million due fiscal 2018 (“Incremental Secured Term Loan”).
The Incremental Secured Term Loan was issued at a discount of $4 million which resulted in gross proceeds of $396 million. The gross proceeds were used to pay transaction fees of approximately $7 million, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. Investment funds or accounts advised by KKR owned an aggregate of $63 million and $41 million of the Incremental Secured Term Loan as of February 2, 2013 and January 28, 2012, respectively. On June 24, 2011, the net proceeds from the Incremental Secured Term Loan along with borrowings from our ABL Facility were used to provide funds to redeem the outstanding principal amount of the 7.625% notes due fiscal 2011 for a total redemption price, including interest and premiums, of approximately $519 million. The Incremental Secured Term Loan will mature on May 25, 2018, and bears interest at LIBOR (with a floor of 1.50%) plus 3.75%, which is subject to a step down of 0.25% based on total leverage. At February 2, 2013, deferred debt issuance costs for these loans were $5 million and have been included in Other assets on our Consolidated Balances Sheets.
The Incremental Secured Term Loan is governed by the Secured Term Loan Facility and has the same collateral, covenants and restrictions as the Secured Term Loan Facility. Pursuant to the terms of the Joinder Agreement, Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($4 million per year) of the original principal amount of the loan. As such, this amount has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of February 2, 2013. Toys-Delaware may optionally prepay the outstanding principal balance of the Incremental Secured Term Loan at any time.
Second incremental secured term loan, due fiscal 2018 ($220 million at February 2, 2013)
On April 10, 2012, Toys-Delaware and certain of its subsidiaries entered into a Second Joinder Agreement (the
“Second Joinder Agreement”) to the Secured Term Loan Facility. The Second Joinder Agreement added the Second Incremental Secured Term Loan, increasing the total size of the Secured Term Loan Facility to an aggregate principal amount of $1.3 billion.
The Second Incremental Secured Term Loan was borrowed at a discount of approximately $5 million, which resulted in gross proceeds of approximately $220 million. The gross proceeds were used to pay transaction fees of approximately $5 million, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. Investment funds or accounts advised by KKR owned an aggregate of $8 million of the Second Incremental Secured Term Loan as of February 2, 2013. The net proceeds were used by Toys-Delaware for general corporate purposes, including, without limitation, to make restricted payments or other distributions or advances to provide funds to us to repay, refinance, repurchase, redeem, defease or otherwise satisfy any indebtedness of the Company or any of its subsidiaries. The Second Incremental Secured Term Loan will mature on May 25, 2018, and bears interest at LIBOR (with a floor of 1.50%) plus 3.75%, subject to a 0.25% step-down based on our total leverage ratio. At February 2, 2013, deferred debt issuance costs for these loans were $4 million and have been included in Other assets on our Consolidated Balance Sheets.
The Second Incremental Secured Term Loan is governed by the Secured Term Loan Facility and has the same collateral, covenants and restrictions as the Secured Term Loan Facility. Beginning August 31, 2012, Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($2.25 million per year) of the original principal amount of the loan. As such, this amount has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of February 2, 2013.
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
In conjunction with the issuance of the Second Incremental Secured Term Loan, on April 10, 2012, Toys-Delaware also entered into an amendment to the Secured Term Loan Facility to provide that if any outstanding existing term loans are optionally prepaid in connection with a repricing transaction prior to April 10, 2013, Toys-Delaware shall pay a 1% prepayment premium on the principal amount optionally prepaid.
7.375% senior notes, due fiscal 2018 ($404 million at February 2, 2013)
On September 22, 2003, Toys “R” Us, Inc. issued $400 million in notes bearing interest at a coupon rate of 7.375%, maturing on October 15, 2018. The notes were issued at a discount of $2 million which resulted in the receipt of proceeds of $398 million. Simultaneously with the sale of the notes, we entered into interest rate swap agreements. We subsequently terminated the swaps and received a payment of $10 million which is being amortized over the remaining term of the notes. Interest is payable semi-annually on April 15 and October 15 of each year. These notes carry a limitation on creating liens on domestic real property or improvements or the stock or indebtedness of domestic subsidiaries (subject to certain exceptions) that exceed the greater of 10% of the consolidated net tangible assets or 15% of the consolidated capitalization. The covenants also restrict sale and leaseback transactions (subject to certain exceptions) unless net proceeds are at least equal to the sum of all costs incurred in connection with the acquisition of the principal property and a lien would be permitted on such principal property. At February 2, 2013, deferred debt issuance costs for these notes were $1 million and have been included in Other assets on our Consolidated Balance Sheets.
8.750% debentures, due fiscal 2021 ($22 million at February 2, 2013)
On August 29, 1991, Toys “R” Us, Inc. issued $200 million in debentures bearing interest at a coupon rate of 8.750% (the “Debentures”), maturing on September 1, 2021. Interest is payable semi-annually on March 1 and September 1 of each year. On November 2, 2006, Toys-Delaware commenced a cash tender offer for any and all of the outstanding Debentures (the “Tender Offer”) and a related consent solicitation to effect certain amendments to the indenture, eliminating all of the restrictive covenants and certain events of default in the indenture. On November 30, 2006, the Tender Offer expired, and on December 1, 2006, Toys-Delaware consummated the Tender Offer of $178 million (approximately 89.2%) of the outstanding Debentures in the Tender Offer using borrowings under an unsecured credit facility to purchase the tendered Debentures. At February 2, 2013, deferred debt issuance costs for these notes were nominal and have been included in Other assets on our Consolidated Balance Sheets.

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, EURIBOR, GBP LIBOR and TIBOR rates. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of February 2, 2013, our interest rate contracts have various maturity dates through September 2016. A portion of our interest rate swaps and caps as of February 2, 2013 are designated as cash flow and fair value hedges in accordance with ASC 815.
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive income (loss); the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for fiscals 2012, 2011 and 2010, respectively. Reclassifications from Accumulated other comprehensive income (loss) to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify $2 million of net losses in fiscal 2013 to Interest expense from Accumulated other comprehensive income (loss).
The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the change in the fair value of the derivative and the underlying hedged item separately. For our derivative that is designated as a fair value hedge, we recorded net gains of approximately $5 million and $7 million in earnings related to ineffectiveness for fiscal 2012 and 2011, respectively.
Certain of our agreements with credit-risk related contingent features contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At February 2, 2013 and January 28, 2012, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $1 million and $8 million, respectively. As of February 2, 2013 and January 28, 2012, we were not required to post collateral for any of these derivatives.
The following table presents our outstanding interest rate contracts as of February 2, 2013 and January 28, 2012:

			February 2, 2013	January 28, 2012
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount
Interest Rate Swaps
3 Month EURIBOR Float to Fixed Interest Rate Swap	February 2006	February 2013	$—	$81
3 Month EURIBOR Float to Fixed Interest Rate Swap (1)	February 2006	February 2013	—	168
3 Month GBP LIBOR Float to Fixed Interest Rate Swap	February 2006	April 2013	91	92
3 Month GBP LIBOR Float to Fixed Interest Rate Swap (2)	April 2007	April 2013	3	3
3 Month USD LIBOR Fixed to Float Interest Rate Swap (2)	September 2010	September 2016	350	350
6 Month JPY TIBOR Float to Fixed Interest Rate Swap (2)	January 2011	January 2016	89	128
Interest Rate Caps
1 Month USD LIBOR Interest Rate Cap (2)	January 2011	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap	January 2011	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap (3)	January 2012	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap	January 2012	April 2015	500	500
3 Month EURIBOR Interest Rate Cap (1)(2)	January 2013	January 2016	102	—
1 Month USD LIBOR Interest Rate Cap	January 2014	April 2015	311	311

(1)
On January 29, 2013, the Company’s Spanish real estate credit facility due in fiscal 2012 was refinanced and the associated interest rate swap was canceled for a nominal fee. In conjunction with the refinancing of the facility, TRU Iberia Real Estate entered into a new interest rate cap to manage its future interest rate exposure. The interest rate cap has a notional amount of €75 million ($102 million at February 2, 2013), which will be reduced based on the amortization of the facility, and matures on January 29, 2016. This cap has been designated as a cash flow hedge which institutes a ceiling of 2.00% on the floating-rate EURIBOR associated with the new facility.

(2)	As of February 2, 2013, these derivatives were designated for hedge accounting.

(3)	The Company de-designated a portion of this interest rate cap in fiscal 2010. As of February 2, 2013, 40% of the $500 million interest rate cap is designated as a cash flow hedge.

On February 27, 2013, TRU France Real Estate entered into a new interest rate cap to manage its future interest rate exposure in connection with the refinancing of the Company’s French real estate credit facility due in fiscal 2013. The interest rate cap has a notional amount of €48 million ($63 million at February 27, 2013) and matures on February 27, 2018. This cap has been designated a cash flow hedge which institutes a ceiling of 2.50% on the floating-rate EURIBOR associated with our France Propco Facility Agreement.
Foreign Exchange Contracts
We enter into foreign currency forward contracts to economically hedge the USD merchandise purchases of our foreign subsidiaries and our short-term, cross-currency intercompany loans with our foreign subsidiaries. We enter into these contracts in order to reduce our exposure to the variability in expected cash outflows attributable to changes in foreign currency rates. These derivative contracts are not designated as hedges and are recorded on our Consolidated Balance Sheets at fair value with a gain or loss recorded on the Consolidated Statements of Operations in Interest expense.
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At February 2, 2013, derivative liabilities related to agreements that contain credit-risk related contingent features had a nominal fair value. At January 28, 2012, we did not have any derivative liabilities related to agreements that contain credit-risk related contingent features. We are not required to post collateral for these contracts.
The following table presents our outstanding foreign exchange contracts as of February 2, 2013 and January 28, 2012:

			February 2, 2013	January 28, 2012
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount
Foreign-Exchange Forwards
Short-term cross-currency intercompany loans	Varies	Varies	$139	$79
Merchandise purchases	Varies	Varies	—	—
The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive income (loss) on our Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011:

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Derivatives designated as cash flow hedges:
Beginning balance	$(2)	$—	$(15)
Loss on the change in fair value recognized in Accumulated other comprehensive income (loss) - Interest Rate Contracts	—	(2)	(5)
Gain reclassified from Accumulated other comprehensive income (loss) - Interest Rate Contracts	—	—	20
	—	(2)	15
Ending balance	$(2)	$(2)	$—

The following table sets forth the impact of derivatives on Interest expense on our Consolidated Statements of Operations for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011:

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Derivatives not designated for hedge accounting:
Gain (loss) on the change in fair value - Interest Rate Contracts	$7	$(1)	$(6)
Loss on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	(2)	(4)	(10)
(Loss) gain on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	(1)	(3)	2
	4	(8)	(14)
Derivatives designated as cash flow hedges:
Loss reclassified from Accumulated other comprehensive income (loss) (effective portion) - Interest Rate Contracts	(1)	(1)	(31)
Gain amortized from terminated cash flow hedges - Interest Rate Contracts	1	1	1
	—	—	(30)
Derivative designated as a fair value hedge:
Amortization of swap basis adjustment - Interest Rate Contract	(1)	(1)	—
Gain (loss) on the change in fair value - Interest Rate Contract	—	23	(3)
Gain (loss) recognized in interest expense on hedged item	5	(16)	2
	4	6	(1)
Total Interest expense	$8	$(2)	$(45)

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

The following table contains the notional amounts and related fair values of our derivatives included within our Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012:

	February 2, 2013		January 28, 2012
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Other assets	$802	$—	$700	$—
Accrued expenses and other current liabilities	3	—	—	—
Other non-current liabilities	89	(1)	131	(2)
Interest Rate Contract designated as a fair value hedge:
Other assets	350	18	350	18
Interest Rate Contracts not designated for hedge accounting:
Other assets	1,611	—	1,611	—
Accrued expenses and other current liabilities	91	—	249	(4)
Other non-current liabilities	—	—	92	(3)
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	122	1	39	—
Accrued expenses and other current liabilities	$17	$—	$40	$(1)
Total derivative contracts outstanding
Prepaid expenses and other current assets	$122	$1	$39	$—
Other assets	2,763	18	2,661	18
Total derivative assets (1)	$2,885	$19	$2,700	$18

Accrued expenses and other current liabilities	$111	$—	$289	$(5)
Other non-current liabilities	89	(1)	223	(5)
Total derivative liabilities (1)	$200	$(1)	$512	$(10)

(1)	Refer to Note 4 “FAIR VALUE MEASUREMENTS” for the fair value of our derivative instruments classified within the fair value hierarchy.

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
For our interest rate contracts, we primarily use Level 2 inputs mentioned above to arrive at fair value. Additionally, for interest rate contracts we also incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements taking into account the impact of any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In conjunction with ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The portfolio-level adjustments are then allocated each period to the individual assets or liabilities within the portfolio.
The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from our debt, which are considered unobservable inputs. These credit valuation adjustments fall within Level 3 of the fair value hierarchy and include estimates of current credit spreads to evaluate the likelihood of default. For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. Generally, significant increases (decreases) in our own credit spread in isolation would result in significantly lower (higher) fair value measurement for these derivatives. Based on the mixed input valuation, we classify these derivatives based on the lowest level in the fair value hierarchy that is significant to the overall fair value of the instrument.
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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of February 2, 2013 and January 28, 2012, aggregated by level in the fair value hierarchy within which those measurements fall.
Fiscal 2012

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$667	$—	$—	$667
Derivative financial instruments:
Interest rate contracts	—	18	—	18
Foreign exchange contracts	—	1	—	1
Total assets	$667	$19	$—	$686
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	—	—	—
Total liabilities	$—	$1	$—	$1

Fiscal 2011

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$269	$—	$—	$269
Derivative financial instruments:
Interest rate contracts	—	18	—	18
Foreign exchange contracts	—	—	—	—
Total assets	$269	$18	$—	$287
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$2	$7	$9
Foreign exchange contracts	—	1	—	1
Total liabilities	$—	$3	$7	$10
The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy for the periods ended February 2, 2013 and January 28, 2012.

(In millions)	Level 3
Balance, January 28, 2012	$(7)
Gain on the change in fair value (1)	5
Settlements	2
Balance, February 2, 2013	$—

(In millions)	Level 3
Balance, January 29, 2011	$(16)
Gain on the change in fair value (1)	27
Transfers out of Level 3 (2)	(18)
Balance, January 28, 2012	$(7)

(1)
Changes in the fair value of our Level 3 derivative financial instruments have been recorded in Interest expense on our Consolidated Statements of Operations. The total amount of unrealized gains for the period included in Interest expense attributable to assets held at February 2, 2013 and January 28, 2012, were $3 million and $27 million, respectively.

(2)	Transferred from Level 3 to Level 2 as the Level 3 inputs were no longer considered significant to the fair value of these instruments.
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
There have been no changes in valuation technique or related inputs for the fiscal years ended February 2, 2013 and January 28, 2012.
The table below presents our long-lived assets evaluated for impairment measured at fair value on a nonrecurring basis for the fiscal years ended February 2, 2013 and January 28, 2012, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at February 2, 2013 and January 28, 2012. As of February 2, 2013 and January 28, 2012, we did not have any long-lived assets classified as Level 1 within the fair value hierarchy.
Fiscal 2012

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses (1)
Long-lived assets held and used	$20	$2	$7	$11
Long-lived assets held for sale	—	—	—	—
Total	$20	$2	$7	$11
Fiscal 2011

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses (1)
Long-lived assets held and used	$9	$2	$1	$6
Long-lived assets held for sale	—	—	—	—
Total	$9	$2	$1	$6

(1)	Refer to Note 1 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

NOTE 5 — PROPERTY AND EQUIPMENT

The following detail of property and equipment includes estimated useful lives which are generally used to depreciate the assets on a straight-line basis:

($ In millions)	Useful life (in years)	February 2, 2013	January 28, 2012
Land		$745	$747
Buildings	45-50	2,085	2,079
Furniture and equipment	3-20	1,827	1,915
Property and leasehold improvements	5-25	2,660	2,662
Costs of computer software	5	200	182
Construction in progress		11	17
Leased equipment under capital lease	3-8	87	84
		7,615	7,686
Less: accumulated depreciation and amortization		3,722	3,628
		3,893	4,058
Less: net assets held for sale		2	6
Total		$3,891	$4,052

Assets held for sale
Assets held for sale represent assets owned by us that we have committed to sell in the near term. The following assets are classified as held for sale and are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets:

(In millions)	February 2, 2013	January 28, 2012
Land	$1	$4
Buildings	1	4
Property and leasehold improvements	1	1
	3	9
Less: accumulated depreciation and amortization	1	3
Net assets held for sale	$2	$6
Net gains on sales of properties
During fiscals 2012, 2011 and 2010 we sold idle properties and certain assets for gross proceeds of $20 million, $24 million and $26 million, respectively, which resulted in net gains of approximately $4 million, $3 million and $10 million, respectively.

NOTE 6 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
A summary of our Accounts payable, Accrued expenses and other current liabilities as of February 2, 2013 and January 28, 2012 is outlined in the table below:

(In millions)	February 2, 2013	January 28, 2012
Merchandise accounts payable (1)	$1,176	$1,238
Non-merchandise accounts payable (2)	203	209
Accounts payable	$1,379	$1,447
Gift card and certificate liability	$179	$162
Sales and use tax and value added tax payable	106	119
Accrued interest	66	53
Accrued property taxes	56	53
Accrued bonus	42	47
Other (3)	451	482
Accrued expenses and other current liabilities	$900	$916

(1)	Includes $47 million and $81 million of book overdraft cash as of February 2, 2013 and January 28, 2012, respectively.

(2)	Includes $104 million and $105 million of book overdraft cash as of February 2, 2013 and January 28, 2012, respectively.

(3)
Other includes, among other items, accrued payroll and other benefits, and other accruals. No individual amount included exceeds 5% of Total current liabilities. Additionally, Other includes $14 million and $9 million of short-term borrowings as of February 2, 2013 and January 28, 2012, respectively. Refer to Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

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
In fiscals 2012 and 2011, we granted options under the 2010 Incentive Plan. The options were granted at an exercise price equal to the fair value of the shares on the date of the grant and follow a graded vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting in equal annual installments over the subsequent two years, subject to the participant’s continued employment with us, and will vest automatically upon a change of control of the

Company. All options expire ten years from the date of the grant. Additionally, concurrent with the grant of the options, additional awards were granted consisting of restricted stock and restricted stock units and performance-based restricted stock and restricted stock units under the 2010 Incentive Plan, which were valued at a fair market value on the date of grant of $44.00 per share and $60.00 per share in fiscals 2012 and 2011, respectively. The restricted stock and restricted stock units follow the same graded vesting schedule as the options granted. The performance-based restricted stock and restricted stock units cliff vest 100% on the third anniversary of the awards if the performance criteria have been met. The performance metrics are based 50% on our consolidated Adjusted Compensation EBITDA performance results and 50% on our total return on invested capital (ROIC) results, each over a three year period.
Management Equity Plan
On July 21, 2005, we adopted the Toys “R” Us, Inc. 2005 Management Equity Plan (the “Management Equity Plan”). The Management Equity Plan originally provided for the granting of service-based and performance-based stock options, rollover options (i.e., options in the Company in lieu of options held prior to the Merger), and restricted stock to officers and other key employees of the Company and its subsidiaries. On June 8, 2009, the Management Equity Plan was modified to eliminate the performance conditions of certain stock options and to reduce the required service period from eight years to five years. The modification changed all performance-based options into options similar to our service-based options.
The service-based options generally follow a graded vesting schedule of 40% on the second anniversary of the award with the remaining portion vesting in equal annual installments over the subsequent three years, subject to the participant’s continued employment with the Company, and vest automatically upon a change of control of the Company. All options expire on the tenth anniversary of the date of the grant, or in the case of rollover options, on their original expiration date.
The Management Equity Plan permits the sale of non-transferable, restricted stock to certain employees at a purchase price equal to the fair value of the common stock, and also permits grants of restricted stock without consideration. During fiscals 2012 and 2011, there were no purchases of restricted stock shares by officers or certain employees of the Company. During fiscal 2010, 9,668 shares of restricted stock were purchased by officers and certain employees of the Company at a weighted-average price of $61.00 per share, which was the estimated fair value as of the date of the purchase. Under the Management Equity Plan, each participant has the right to require the Company to repurchase all of his or her restricted shares or shares issued or issuable pursuant to stock options in the event of a termination of employment due to death or disability and under specific circumstances upon retirement.
All outstanding options issued under the 2010 Incentive Plan and Management Equity Plan are scheduled to expire at dates ranging from April 1, 2013 to November 9, 2022. We expect to satisfy future option exercises by issuing shares held in treasury or authorized but unissued new shares.
Amendments
Commencing in February 2011, participants in the Management Equity Plan had the right to elect to be bound by the terms and conditions of Amendment No. 3 to the Management Equity Plan. This amendment, among other things, reduced the retirement age criteria, accelerates vesting of all options upon death, disability or retirement, made all participants eligible for put rights upon death, disability or retirement, permitted cashless exercise in certain cases of retirement, and made the non-competition period apply in the case of resignation for any reason and applies the non-competition period for the greater of one year and any severance period for termination without cause. The Company accounted for the modification to the Management Equity Plan in accordance with ASC 718. Generally, options with put rights upon death, disability or retirement are classified as equity awards until such puttable conditions become probable (i.e. upon reaching retirement eligibility). For awards that were required to be liability-classified as a result of the amendment, we record an incremental expense measured as the excess, if any, of the fair value of the modified award over the amount previously recognized when the award retained equity classification. These liability awards are remeasured at their fair market value as of each reporting period through the date of settlement. Management concluded that the modification did not have a material impact to compensation costs.
Effective March 2012, participants in the Management Equity Plan are bound by the terms and conditions of Amendment No. 4 to the Management Equity Plan (“Amendment No. 4”). This amendment provides for, among other things, a longer exercise period, expiring no later than the original term of the option, and the right to a cashless exercise of options held by a participant who is terminated without cause after four or more years of continuous service. Option holders under the 2010 Incentive Plan have the same rights to a longer exercise period and a cashless exercise right in the event such participant’s employment is terminated without cause (or the participant resigns for good reason) after four or more years of continuous service and in certain cases of retirement, as further described in the form of option award agreement. We accounted for the modification of awards impacted by the terms of Amendment No. 4 in accordance with ASC 718. Management has concluded that the modification had a nominal impact on compensation costs in fiscal 2012.

Effective May 2012, we adopted Amendment No. 5 (“Amendment No. 5”) to the Management Equity Plan. Amendment No. 5 allows any plan participant, as long as he or she remains employed by the Company or its affiliates, the right to put up to 25%, calculated as provided in Amendment No. 5, of his or her Original Investment Shares, the number of shares that would be equal to the value of their original investment to us, during permitted transaction windows, until the occurrence of an initial public offering of the Company. The purchase price per share payable by us in connection with any such put rights shall be the fair market value as of a date determined by our Board of Directors that is the anticipated closing date of the repurchase. We accounted for the modification of awards impacted by the terms of Amendment No. 5 in accordance with ASC 718. As these awards allow the plan participant the right to put a portion of their rollover options, we are required to account for them as liability-classified awards. These liability awards will be remeasured at their fair market value as of each reporting period through the date of settlement. Management has concluded that the modification resulted in incremental compensation costs of approximately $2 million, which was recorded in SG&A in fiscal 2012.
Subsequent Event
Effective as of March 12, 2013, the Management Equity Plan was further revised to provide that any participant in the Management Equity Plan, who is a former employee of the Company or its affiliates as of March 1, 2013 or who continues to be employed by the Company or its affiliates, has the right to put to the Company (i) in 2013, up to 50% of his or her Original Investment Shares held at March 1, 2013 and (ii) in 2014, any or all of the participant’s then remaining Original Investment Shares, in each case, during permitted transaction windows, until the occurrence of an initial public offering of the Company. In each case, the purchase price per share payable by the Company in connection with any such put rights will be the fair market value determined as of a date determined by the Board of Directors that is the anticipated closing date of the repurchase. Management is currently evaluating the impact of the modification and does not expect the modification to have a material impact on our Consolidated Financial Statements.
Valuation Assumptions
The fair value of each option award modified or granted under the 2010 Incentive Plan and Management Equity Plan is estimated on the date of modification or grant using a lattice option-pricing model that uses the assumptions noted in the following table, along with the associated weighted-average fair values. We use historical data to estimate pre-vesting option forfeitures. To the extent actual results of forfeitures differ from the estimates, such amounts will be recorded as an adjustment in the period the estimates are revised. The expected volatilities are based on a combination of implied and historical volatilities of a peer group of companies, as the Company is a non-publicly traded company. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected term represents the median time until exercise and is based on contractual terms of the awards, expectations of employee exercise behavior and expectations of liquidity for the underlying shares. The expected dividend yield is based on an assumption that no dividends are expected to be approved in the near future. The following are the weighted-average assumptions used:

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Volatility	50.0%	50.0%	50.0%
Risk-free interest rate	1.8%	3.1%	2.6%
Expected term	5.1 years	5.1 years	5.1 years
Dividend Yield	—	—	—
Weighted-average grant-date fair value per service-based option:	$20.27	$27.62	$28.77

Service-Based Options
A summary of service-based option activity under the 2010 Incentive Plan and Management Equity Plan during fiscals 2012, 2011 and 2010 is presented below:

	Fiscal Years Ended
	February 2, 2013		January 28, 2012		January 29, 2011
	Options	Weighted-average Exercise Price	Options	Weighted-average Exercise Price	Options	Weighted-average Exercise Price
Outstanding at beginning of fiscal year	3,895,776	$32.73	3,389,768	$26.90	3,748,507	$26.29
Granted	640,756	44.00	726,331	60.00	48,357	61.00
Exercised	(735,576)	21.61	(100,650)	25.12	(252,590)	22.79
Forfeited/Canceled	(317,673)	45.13	(119,673)	39.38	(154,506)	29.43
Outstanding at end of fiscal year	3,483,283	$36.02	3,895,776	$32.73	3,389,768	$26.90

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options vested or expected to vest at February 2, 2013	3,405,813	$35.84	5.3	$37.3
Options exercisable at February 2, 2013	2,166,403	$27.69	3.5	$35.3
The aggregate intrinsic value of service-based options exercised, which includes options exercised on a net settlement basis, was approximately $16 million, $3 million and $9 million in fiscals 2012, 2011 and 2010, respectively. The total fair value of service-based options vested was approximately $23 million, $29 million and $24 million in fiscals 2012, 2011 and 2010, respectively. We received less than $1 million, $1 million and $5 million from the exercise of service-based options in fiscals 2012, 2011 and 2010, respectively. We paid $2 million in fiscals 2012 and 2011, respectively, to cash settle share-based liability awards. We paid $1 million and $12 million in fiscals 2012 and 2010, respectively, to repurchase shares from the exercise of service-based options. We paid $2 million, less than $1 million and $2 million in fiscals 2012, 2011 and 2010, respectively, to repurchase shares previously issued to employees. The tax benefits recognized as a result of the options exercised was $6 million, $1 million and $3 million in fiscals 2012, 2011 and 2010, respectively.
As of February 2, 2013, there was approximately $13 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the 2010 Incentive Plan and Management Equity Plan. This cost is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Shares and Units
A summary of nonvested restricted share activity under the 2010 Incentive Plan during fiscals 2012 and 2011 is presented below:

	Fiscal Years Ended
	February 2, 2013		January 28, 2012
	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value
Nonvested shares at beginning of fiscal year	105,714	$60.00	—	$—
Granted	—	—	111,439	60.00
Shares vested	—	—	(447)	60.00
Forfeited	(14,082)	60.00	(5,278)	60.00
Nonvested shares at end of fiscal year	91,632	$60.00	105,714	$60.00

A summary of outstanding restricted stock unit activity under the 2010 Incentive Plan during fiscals 2012 and 2011 is presented below:

	Fiscal Years Ended
	February 2, 2013		January 28, 2012
	Units	Weighted-average Grant-date Fair Value	Units	Weighted-average Grant-date Fair Value
Outstanding units at beginning of fiscal year	30,804	$60.00	—	$—
Granted	199,428	44.00	32,217	60.00
Units converted	(2,001)	49.49	—	—
Forfeited	(12,382)	47.34	(1,413)	60.00
Outstanding units at end of fiscal year	215,849	$46.04	30,804	$60.00
There were no restricted shares or units awarded during fiscal 2010.
As of February 2, 2013, there was $7 million of total unrecognized compensation cost related to restricted share-based compensation arrangements under the 2010 Incentive Plan. This cost is expected to be recognized over a weighted-average period of 1.9 years.
The fair value of restricted shares vested and restricted stock units converted, and the tax benefits recognized as a result of the vesting and conversion, were nominal for fiscals 2012 and 2011.
Performance-Based Shares and Units
A summary of performance-based share activity under the 2010 Incentive Plan during fiscals 2012 and 2011 is presented below:

	Fiscal Years Ended
	February 2, 2013		January 28, 2012
	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value
Nonvested shares at beginning of fiscal year	89,835	$60.00	—	$—
Granted	—	—	95,197	60.00
Shares vested	—	—	—	—
Forfeited	(21,944)	60.00	(5,362)	60.00
Nonvested shares at end of fiscal year	67,891	$60.00	89,835	$60.00
A summary of performance-based stock unit activity under the 2010 Incentive Plan during fiscals 2012 and 2011 is presented below:

	Fiscal Years Ended
	February 2, 2013		January 28, 2012
	Units	Weighted-average Grant-date Fair Value	Units	Weighted-average Grant-date Fair Value
Outstanding units at beginning of fiscal year	25,863	$60.00	—	$—
Granted	160,187	44.00	25,863	60.00
Units converted	—	—	—	—
Forfeited	(10,946)	45.95	—	—
Outstanding units at end of fiscal year	175,104	$46.24	25,863	$60.00
There were no performance-based shares or units awarded during fiscal 2010.

The amount of stock-based compensation expense recognized in SG&A and the tax benefit recognized in Income tax expense (benefit) in fiscals 2012, 2011 and 2010 was as follows:

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
SG&A	$16	$10	$10
Total recognized tax benefit	6	4	4

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Total other comprehensive (loss) income is included in the Consolidated Statements of Comprehensive (Loss) Income and Consolidated Statements of Stockholders’ Equity. Accumulated other comprehensive (loss) income is reflected in the Consolidated Balance Sheets, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized (loss)gain on hedged transactions, net of tax	Unrecognized actuarial (losses) gains, net of tax	Accumulated other comprehensive (loss) income
Balance, January 30, 2010	$(19)	$(15)	$(11)	$(45)
Current period change	55	15	9	79
Acquisition of 9% of Toys-Japan shares (1)	6	—	—	6
Balance, January 29, 2011	42	—	(2)	40
Current period change	12	(2)	(6)	4
Balance, January 28, 2012	54	(2)	(8)	44
Current period change	(46)	—	(1)	(47)
Balance, February 2, 2013	$8	$(2)	$(9)	$(3)

(1)
Upon acquisition of the additional ownership interest of 9%, Noncontrolling interest decreased by $30 million at January 29, 2011. This balance represented the percentage of ownership purchased at historical cost. The difference between the fair value of the consideration paid and the carrying amount of the Noncontrolling interest acquired was recognized as a net increase in Stockholders’ Equity. See Note 18 entitled “TOYS – JAPAN SHARE ACQUISITION” for further details.

NOTE 9 — LEASES
We lease a majority of the real estate used in our operations. Most leases require us to pay real estate taxes and other expenses and some leases require additional payments based on percentages of sales.
Minimum rental commitments under non-cancelable operating leases, capital leases and financing obligations as of February 2, 2013 are as follows:

	Operating Leases (1)			Capital Leases and Financing Obligations
(In millions)	Gross Minimum Rentals	Sublease Income	Net Minimum Rentals	Lease Obligation
2013	$646	$17	$629	$39
2014	595	14	581	35
2015	529	11	518	32
2016	445	9	436	28
2017	356	6	350	24
2018 and subsequent	1,564	23	1,541	132
Total	$4,135	$80	$4,055	$290

(1)
Excluded from the minimum rental commitments displayed above are approximately $2.5 billion related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which is predominantly related to fiscals 2018 and thereafter.

Total rent expense, net of sublease income, was $628 million, $588 million and $570 million in fiscals 2012, 2011 and 2010, respectively. Sublease income was $19 million, $22 million and $22 million in fiscals 2012, 2011 and 2010, respectively. We remain directly and primarily liable for lease payments to third party landlords for locations where we have subleased all or a portion of the locations to third parties. To the extent that sub-lessees fail to make sublease rental payments, our total net rent expense to the third party landlords would increase in direct proportion.
We record operating leases on a straight-line basis over the lease term, which includes renewal options only if those options are specified in the lease agreement and if failure to exercise the renewal option imposes a significant economic penalty to the Company. For Ground Lease Locations, we include renewal options in the lease term through the estimated useful life of the owned building located on the property as failure to renew a ground lease during the estimated useful life of the building would result in forgoing an economic benefit given the significant capital investment at the inception of the lease by the Company to construct a new building. For Straight Lease Locations, we do not include renewal options in the lease term as the failure to renew a straight lease does not typically result in a significant economic penalty for the Company, and therefore renewal cannot be reasonably assured at the inception of the lease. Substantially all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, many leases include early termination options, which can be exercised under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.
The difference between the recognized rental expense and amounts payable under the leases is recorded as deferred rent liability. Deferred rent liabilities are recorded in our Consolidated Balance Sheets in the total amount of $368 million and $348 million at February 2, 2013 and January 28, 2012, respectively, of which $12 million and $10 million are recorded in Accrued expenses and other current liabilities, respectively.
Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments and included in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Contingent rent expense was $12 million for fiscals 2012, 2011 and 2010, respectively. Future payments for maintenance, insurance and taxes to which we are obligated are excluded from minimum lease payments. Tenant allowances received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent expense over the lease term.

NOTE 10 — INCOME TAXES
Earnings before income taxes are as follows:

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
U.S.	$(18)	$(3)	$(33)
Foreign	110	153	165
Earnings before income taxes	$92	$150	$132

Income tax expense (benefit) is as follows:

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Current:
U.S. Federal	$(28)	$—	$(95)
Foreign	45	42	56
State	—	—	(14)
Total current income tax expense (benefit)	$17	$42	$(53)
Deferred:
U.S. Federal	$(9)	$5	$48
Foreign	11	(48)	(38)
State	34	—	8
Total deferred income tax expense (benefit)	$36	$(43)	$18
Total Income tax expense (benefit)	$53	$(1)	$(35)
Included within Total Income tax expense (benefit) is expense of $1 million, related to interest and penalties in fiscal 2012, and benefits of $4 million and $18 million related to interest and penalties in fiscals 2011 and 2010, respectively. The interest and penalties relate to tax payments and refunds for prior period tax filings made or to be made, as well as amounts associated with increases and decreases to unrecognized tax benefits.
We have not provided deferred taxes on approximately $160 million of accumulated earnings of certain foreign subsidiaries as it is management’s intention to reinvest those earnings indefinitely. The unrecognized deferred income tax liabilities on these earnings, net of associated foreign tax credits, is estimated to be not more than $2 million.
The effective tax rate reconciliations are as follows:

	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. Federal benefit	23.9%	—%	(6.9)%
Foreign operations (1)	3.7%	(38.5)%	(28.8)%
U.S. Federal valuation allowance	0.8%	2.0%	2.8%
Unrecognized tax benefits (2)	(3.6)%	1.3%	(31.8)%
Other	(2.2)%	(0.5)%	3.2%
Effective tax rate	57.6%	(0.7)%	(26.5)%

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

(2)
Unrecognized tax benefits include benefits related to the resolution of issues in connection with concluding tax examinations, making protective elections, as well as changes to and clarifications of tax rules and regulations. See “Unrecognized Tax Benefits” in this footnote.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

(In millions)	February 2, 2013	January 28, 2012
Deferred tax assets:
U.S. Federal tax credit and other carryforwards	$140	$110
State tax loss and other carryforwards	58	69
Foreign tax loss and other carryforwards	196	193
Straight line rent	136	133
Inventory	59	60
Insurance loss reserve	34	34
Restructuring charges	12	22
Other	106	113
Gross deferred tax assets before valuation allowance	741	734
Valuation allowance	(135)	(101)
Total deferred tax assets	$606	$633
Deferred tax liabilities:
Fixed assets	$(188)	$(199)
Undistributed earnings of foreign subsidiaries	(147)	(110)
Foreign currency translation	(25)	(23)
Other	(36)	(50)
Total deferred tax liabilities	$(396)	$(382)
Net deferred tax assets	$210	$251
The deferred tax assets and liabilities above are reflected in the Consolidated Balance Sheets as follows:

(In millions)	February 2, 2013	January 28, 2012
Current deferred tax assets	$104	$128
Current deferred tax liabilities (1)	(3)	(2)
Non-current deferred tax assets	244	279
Non-current deferred tax liabilities	(135)	(154)
	$210	$251

(1)	The current deferred tax liabilities are included as components of Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Our gross deferred tax assets above include an offset of $6 million and $9 million of unrecognized tax benefits related to tax loss carryforwards as of February 2, 2013 and January 28, 2012, respectively.
Carryforwards
In addition to the unused portion of losses and credits reported on tax returns, our carryforwards also include interest deductions that are being carried forward due to thin-capitalization and other tax limitations, as well as credits that will be realized in connection with the undistributed earnings of foreign subsidiaries on which we have provided taxes.
Of our $140 million of U.S. Federal tax credit and other carryforwards, less than $1 million will expire during the next 5 years, $6 million will expire during the next 6 to 20 years and $134 million may be carried forward indefinitely. Of our $58 million of state tax loss and other carryforwards, $4 million will expire during the next 5 years, $42 million will expire during the next 6 to 20 years and $12 million may be carried forward indefinitely. Of our $196 million of foreign tax loss and other carryforwards, $3 million will expire during the next 5 years, $1 million will expire during the next 6 to 20 years and $192 million may be carried forward indefinitely.
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

Valuation Allowance
We have evaluated the available positive and negative evidence and have concluded that, for some of our deferred tax assets, it is more likely than not that these assets will not be realized. As a result, we have established a valuation allowance to reduce these deferred tax assets for the amount we believe will not be realized. During fiscal 2012, our valuation allowance increased by $34 million. This includes a $1 million increase for U.S. Federal tax, a $22 million increase for state tax and an $11 million increase for foreign tax. The increase in our valuation allowance for U.S. Federal tax and foreign tax relates to losses and other carryforwards generated in fiscal 2012. The increase to our valuation allowance for state tax was predominately due to the fact that, as of the end of fiscal 2012, in certain state tax jurisdictions we have incurred a pre-tax cumulative loss (after adjustments required for tax purposes) over the past three fiscal years.
Of our total valuation allowance of $135 million, there is $7 million related to the foreign valuation allowance which, if a benefit is subsequently recognized, will result in a reduction of another asset.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Beginning balance	$42	$57	$158
Additions for tax positions of the current year	5	6	11
Additions for tax positions of prior years	3	3	13
Reductions for tax positions of prior years (1)	(12)	(8)	(95)
Settlements	(5)	(11)	(30)
Currency translation adjustment	—	(2)	—
Lapse of statute of limitations	(1)	(3)	—
Ending balance	$32	$42	$57

(1)
Reductions for tax positions of prior years include amounts related to the resolution of issues in connection with concluding tax examinations, making protective elections, as well as changes to and clarifications of tax rules and regulations.

At February 2, 2013, $18 million of the $32 million of unrecognized tax benefits would affect our effective tax rate, if recognized, and the remaining $14 million would affect our deferred tax accounts. In addition, we had $4 million and less than $1 million of accrued interest and penalties, respectively, at February 2, 2013. We had $5 million and less than $1 million of accrued interest and penalties, respectively, at January 28, 2012, and $6 million and $2 million of accrued interest and penalties, respectively, at January 29, 2011.
The Company and its subsidiaries are subject to taxation in the United States and various foreign jurisdictions. Of the major jurisdictions, we are subject to examination in: the United States for U.S. Federal purposes for fiscal 2006 and forward and for state purposes for fiscal 2003 and forward; Australia for fiscal 2009 and forward; Canada for fiscal 2005 and forward; France for fiscal 2009 and forward; Germany for fiscal 2009 and forward; Japan for fiscal 2007 and forward; Spain for fiscal 2008 and forward; and the UK for fiscal 2009 and forward. While it is often difficult to predict whether we will prevail, we believe that our tax liabilities for unrecognized tax benefits reflect the more likely than not outcome of known tax contingencies.
We believe that it is reasonably possible that the total amount of unrecognized tax benefits of $36 million (inclusive of tax, interest and penalties) will decrease by as much as $1 million during the next twelve months due to the resolution of ongoing tax examinations and lapses of applicable statutes of limitations.

NOTE 11 — SEGMENTS
We generate sales, earnings and cash flows by retailing numerous product offerings worldwide. We operate all of the “R” Us branded retail stores in the United States and Puerto Rico and approximately 80% of the 828 “R” Us branded retail stores internationally (excluding temporary Express store locations). The balance of the “R” Us branded retail stores outside the United States are operated by licensees. Licensing fees did not have a material impact on our Net sales. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and toys.com, as well as other Internet sites we operate in our international markets.

Our business has two reportable segments: Toys “R” Us – Domestic (“Domestic”) and Toys “R” Us – International (“International”). The following is a brief description of our segments:

•
Domestic — Our Domestic segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 875 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales in fiscal 2012 were derived from traditional toy stores (including Babies “R” Us Express (“BRU Express”) and Juvenile Expansion formats), juvenile stores, side-by-side (“SBS”) stores, permanent Express stores (cumulative lease term of at least two years) and our flagship stores in New York City. Additionally, we generated Net sales through our temporary Express store locations.

•
International — Our International segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 665 operated and 163 licensed stores in 35 countries and jurisdictions and through the Internet. In addition to fees received from licensed stores, International Net sales in fiscal 2012 were derived from traditional toy stores (including BRU Express formats), SBS stores, permanent Express stores (cumulative lease term of at least two years) and juvenile stores. Additionally, we generated Net sales through our temporary Express store locations. Our operated stores are located in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom.

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
The following tables show our percentage of Net sales by product category:

	Fiscal Years Ended
Domestic:	February 2, 2013	January 28, 2012	January 29, 2011
Core Toy	15.9%	15.8%	15.5%
Entertainment	11.6%	12.9%	13.7%
Juvenile	37.5%	37.3%	37.2%
Learning	22.3%	21.4%	20.9%
Seasonal	11.4%	11.2%	11.4%
Other (1)	1.3%	1.4%	1.3%
Total	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	Fiscal Years Ended
International:	February 2, 2013	January 28, 2012	January 29, 2011
Core Toy	21.9%	22.0%	21.3%
Entertainment	11.4%	11.9%	13.4%
Juvenile	21.6%	21.6%	21.7%
Learning	29.2%	27.8%	26.9%
Seasonal	15.2%	15.9%	15.9%
Other (1)	0.7%	0.8%	0.8%
Total	100%	100%	100%

(1)	Consists primarily of licensing fees from unaffiliated third parties and other non-product related revenues.

A summary of financial results by reportable segment is as follows:

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Net sales
Domestic	$8,149	$8,393	$8,621
International	5,394	5,516	5,243
Total Net sales	$13,543	$13,909	$13,864
Operating earnings (loss)
Domestic (1)(2)	$571	$542	$597
International (3)	309	377	367
Corporate and other (1)(4)	(324)	(337)	(318)
Operating earnings	556	582	646
Interest expense	(480)	(442)	(521)
Interest income	16	10	7
Earnings before income taxes	$92	$150	$132

(1)
Beginning in fiscal 2012, Domestic gift card breakage income of $19 million has been included within its respective reporting segment. Prior to fiscal 2012, these earnings were recorded in our Corporate and other segment. We have adjusted our prior years’ presentation based on this reclassification, which resulted in an increase in Domestic Operating earnings and Corporate and other Operating losses of $17 million and $18 million for fiscals 2011 and 2010, respectively.

(2)
Includes impairment of long-lived assets of $8 million, $5 million and $8 million for fiscals 2012, 2011 and 2010, respectively. Also includes the impact of net gains on sales of properties of $3 million for fiscals 2012 and 2011, respectively, and $5 million for fiscal 2010. Property damage write-offs and repairs for fiscals 2012 and 2011 were $6 million and $4 million, respectively. In addition, fiscal 2010 includes approximately $23 million in litigation settlement expenses for certain legal matters and a $16 million non-cash cumulative correction of prior period straight-line lease accounting. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” Note 5 entitled “PROPERTY AND EQUIPMENT” and Note 14 entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details.

(3)
Includes impairment of long-lived assets of $3 million, $1 million and $3 million for fiscals 2012, 2011 and 2010, respectively. In addition, includes the impact of net gains on sales of properties of less than $1 million and $5 million for fiscals 2012 and 2010, respectively, and gift card breakage income of $2 million, $5 million and $2 million for fiscals 2012, 2011 and 2010, respectively. Property damage write-offs and repairs for fiscals 2012 and 2011 were $2 million and $7 million, respectively. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 5 entitled “PROPERTY AND EQUIPMENT” for further details.

(4)	Includes the impact of net gains on sales of properties of $1 million for fiscal 2012. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.
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

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Depreciation and amortization
Domestic	$225	$232	$232
International	136	127	115
Corporate	46	44	41
Total Depreciation and amortization	$407	$403	$388
Capital expenditures
Domestic	$148	$241	$180
International	95	100	105
Corporate	43	39	40
Total Capital expenditures	$286	$380	$325

(In millions)	February 2, 2013	January 28, 2012
Merchandise inventories
Domestic	$1,421	$1,423
International	808	809
Total Merchandise inventories	$2,229	$2,232
Total Assets
Domestic	$4,382	$4,468
International	2,619	2,782
Corporate and other (1)	1,920	1,592
Total Assets	$8,921	$8,842

(1)	Includes cash and cash equivalents, deferred tax assets and other corporate assets.
Our Net sales, inclusive of each country’s respective Internet operations, and long-lived assets by country or region are as follows:

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Net sales
United States (1)	$8,149	$8,393	$8,621
Japan	1,795	1,988	1,866
Europe (2)	1,439	1,574	1,493
Canada	928	884	833
UK	735	758	792
Australia	248	245	243
China and Southeast Asia	233	49	—
Other (3)	16	18	16
Total Net sales	$13,543	$13,909	$13,864

(1)	Includes our wholly-owned operations in Puerto Rico.

(2)	Includes our wholly-owned operations in Germany, Austria, Switzerland, France, Spain, Portugal and Poland.

(3)	Represents licensing fees from unaffiliated third parties.

(In millions)	February 2, 2013	January 28, 2012
Long-lived assets
United States (1)	$2,678	$2,806
Japan	462	618
Europe (2)	435	427
UK	281	293
Canada	240	239
Australia	24	27
China and Southeast Asia	23	29
Total Long-lived assets	$4,143	$4,439

(1)	Includes our wholly-owned operations in Puerto Rico.

(2)	Includes our wholly-owned operations in Germany, Austria, Switzerland, France, Spain, Portugal and Poland.

NOTE 12 — DEFINED BENEFIT PENSION PLANS
We sponsor defined benefit pension plans covering certain international employees in the UK, Japan, Germany and Austria, with such benefits accounted for on an accrual basis using actuarial assumptions. For our pension plans, we use a measurement date matching the end of our fiscal years.
The following tables provide information regarding our pension plans:
Obligation and Funded Status at End of Fiscal Year:

(In millions)	February 2, 2013	January 28, 2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$118	$111
Service cost	5	5
Interest cost	5	4
Employee contributions	1	1
Benefits paid	(2)	(2)
Actuarial loss	6	9
Curtailment (1)	—	(1)
Partial settlement (1)	—	(10)
Foreign currency impact	(5)	1
Projected benefit obligation at end of year	$128	$118

(In millions)	February 2, 2013	January 28, 2012
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$93	$92
Actual return on plan assets	10	4
Employer contributions	7	7
Employee contributions	1	1
Benefits paid	(2)	(2)
Partial settlement (1)	—	(10)
Foreign currency impact	(4)	1
Fair value of plan assets at end of year	$105	$93

(1)
Through fiscal 2010, Toys-Japan maintained a tax qualified pension plan (“TQPP”) that covered all employees of Toys-Japan. Pursuant to amended Japanese laws, TQPP plans, such as the Toys-Japan pension plan had to be terminated or transferred to another defined benefit or defined contribution plan by March 31, 2012. In accordance with Japanese law, on February 1, 2011, Toys-Japan’s TQPP plan was terminated and replaced with a defined benefit and defined contribution plan in the ratio of 70% and 30%, respectively. This change resulted in a plan curtailment and settlement. The plan curtailment reduced the plan’s liability by approximately $1 million. No curtailment gains were recognized as the reduction in liability was offset by unrecognized net actuarial losses. The partial settlement amount represents the transfer of 30% of the TQPP plan projected benefit obligation and plan assets to a new defined contribution plan.

(In millions)	February 2, 2013	January 28, 2012
Reconciliation of funded status to total amount recognized:
Funded status	$(23)	$(25)
Amounts recognized in Consolidated Balance Sheets:
Non-current liability	$(23)	$(25)
Amounts recognized in Accumulated other comprehensive income (loss):
Unrecognized net actuarial losses, net of tax	$9	$8
Of the $9 million of unrecognized net actuarial losses, net of tax, in Accumulated other comprehensive income (loss) as of February 2, 2013, less than $1 million is expected to be amortized into net periodic benefit cost in fiscal 2013.
Information for Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets:

(In millions)	February 2, 2013	January 28, 2012
Projected benefit obligation	$128	$118
Accumulated benefit obligation	106	96
Fair value of plan assets	105	93
Components of Net Periodic Benefit Cost During Each Fiscal Year:

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Service cost	$5	$5	$6
Interest cost	5	4	5
Expected return on plan assets	(4)	(4)	(4)
Amortization of recognized actuarial loss	—	—	1
Net periodic benefit cost	$6	$5	$8
Contributions
For fiscal 2013, we expect to contribute approximately $8 million to our pension plans.
Estimated Future Payments
Pension benefit payments, including amounts to be paid from our assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

(In millions)	Pension Benefits
2013	$2
2014	2
2015	2
2016	2
2017	2
2018 through 2022	9

Weighted-average Assumptions Used to Determine Net Periodic Benefit Costs at Fiscal Year End:

	February 2, 2013	January 28, 2012	January 29, 2011
Discount rate	4.0%	4.4%	4.4%
Expected rate of return on plan assets	4.6%	5.1%	4.7%
Rate of compensation increase	2.8%	2.8%	2.8%
Weighted-average Assumptions Used to Determine Benefit Obligations at Fiscal Year End:

	Fiscal Years Ended
	February 2, 2013	January 28, 2012
Discount rate	4.0%	4.0%
Rate of compensation increase	2.8%	2.8%
Determination of Discount Rate
The discount rate used to determine benefit obligations for our pension plans has been developed based on the AA corporate bond yield curve.
Determination of Expected Return on Assets
The expected return on assets is the rate of return expected to be achieved on pension fund assets in the long term, net of investment expenses. More than 90% of the plan assets relate to the UK and Japan pension plans. The UK and Japan pension plans expected return on assets assumption for fiscal 2013 has been determined by considering the return on the actual asset classes held as of the measurement date and our expectations of future rates of return on each asset class. For the UK and Japan pension plans, we determine the expected rate of return by utilizing the current return available on stocks, and government and corporate bonds and applying suitable risk premiums that consider historical market returns and current market expectations. The estimate of the expected rate of return is based on a long term view and considers the impact of economic conditions in the evaluation of historical market returns.
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

The following represents our pension plan target asset allocations for fiscal 2013, as well as the actual asset allocations as of February 2, 2013 and January 28, 2012:

	2013 Target Allocation	February 2, 2013	January 28, 2012
Equity securities	36.7%	36.7%	52.4%
Debt securities	42.7%	42.7%	37.5%
Insurance contracts	11.7%	11.7%	8.3%
Cash and cash equivalents	8.9%	8.9%	1.8%
Total	100%	100%	100%
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
Fair value of plan assets
The following tables present our plan assets by fair value hierarchy in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” as of February 2, 2013 and January 28, 2012. The fair value hierarchy is comprised of three levels based on the reliability of inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, while Level 3 includes the fair values estimated using significant non-observable inputs. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement of the instrument.
There have been no changes in valuation technique or related inputs for the fiscal years ended February 2, 2013 and January 28, 2012.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Equity Securities: (1)
Domestic	$—	$12	$12
International	—	26	26
Fixed Income: (2)
Domestic	—	1	1
International	—	45	45
Insurance Contracts (3)	—	12	12
Cash and cash equivalents (4)	9	—	9
Balance at February 2, 2013	$9	$96	$105

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Equity Securities: (1)
Domestic	$—	$10	$10
International	—	36	36
Fixed Income: (2)
Domestic	—	3	3
International	—	34	34
Insurance Contracts (3)	—	8	8
Cash and cash equivalents (4)	2	—	2
Balance at January 28, 2012	$2	$91	$93

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

NOTE 13 — OTHER EMPLOYEE RETIREMENT AND COMPENSATION BENEFITS
We offer other employee retirement and compensation benefits for eligible employees. The Supplemental Executive Retirement Plan (“SERP”) provides supplemental retirement benefits to certain executive officers in excess of the limitations that are imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended, on contributions to our TRU Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”). Participants are generally 100% vested in their SERP accounts after completing 5 years of employment with the Company. During fiscals 2012 and 2011, we recorded SERP expenses of less than $1 million, respectively. For fiscal 2010, we recorded SERP expenses of approximately $1 million. As of February 2, 2013 and January 28, 2012, the SERP liability was $3 million and $4 million, respectively.
Included in our Savings Plan, we have a 401(k) salary deferral feature, company-matching contributions and a profit sharing component for eligible U.S.-based employees. Under the terms of the Savings Plan, annual employer profit sharing contributions are made at the discretion of the Board of Directors, subject to certain limitations. The Savings Plan may be terminated at our discretion. Employee eligibility for participation in the 401(k) savings account portion of the Savings Plan requires 12 months of service and completion of 1,000 hours. In addition, the Company makes a matching contribution in an amount equal to 100% of the first 4%, of the participant’s contribution. We also have various defined contribution and other foreign government sponsored retirement plans for foreign employees, which are managed by each respective foreign location. Expenses related to the Savings Plan, other foreign defined contribution plans and other foreign government sponsored retirement plans were $25 million, $26 million and $21 million in fiscals 2012, 2011 and 2010, respectively. The Board of Directors did not elect to contribute to the profit sharing portion of the Savings Plan in fiscals 2012, 2011 and 2010.

NOTE 14 — LITIGATION AND LEGAL PROCEEDINGS
On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two Internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third Internet retailer filed a similar action and another consumer class action was commenced making similar allegations involving most of the same Defendants. In January 2011, the parties in the consumer class actions referenced above entered into a settlement agreement, which was approved by the District Court in a final approval order in December 2011. In January 2012, certain parties who objected to the District Court’s final approval of the settlement filed Notices of Appeal with the Third Circuit Court of Appeals. As part of the settlement, in March 2011, the Company made a payment of approximately $17 million towards the overall settlement. In February 2013, the Third Circuit Court of Appeals vacated the District Court’s final approval order and remanded the case to the District Court. The Company does not reasonably believe that it will need to make any further payments in connection with any future settlement. In addition, in January 2011, the plaintiffs, the Company and certain other Defendants in the Internet retailer actions referenced above entered into a settlement agreement pursuant to which the Company made a payment of approximately $5 million towards the overall settlement. In addition, on or about November 23, 2010, the Company entered into a Stipulation with the Federal Trade Commission (“FTC”) ending the FTC’s investigation related to the Company’s compliance with a 1998 FTC Final Order and settling all claims in full. Pursuant to the settlement, in May 2011, the Company paid approximately $1 million as a civil penalty.
In December 2011, the Japan Fair Trade Commission (the “JFTC”) issued a cease and desist order in connection with an investigation of Toys-Japan’s potential violation of anti-monopoly laws and assessed a surcharge against Toys-Japan in the amount of approximately $5 million, which was recorded in SG&A. We have appealed this decision to the JFTC.
In October 2012, the Massachusetts Supreme Judicial Court granted the Company’s request for direct appellate review of a judgment in the amount of approximately $20 million, including $18 million in punitive damages, that was entered against the Company in a wrongful death products liability case entitled Aleo v. SLB Toys USA, Inc., et al. (Superior Court of Massachusetts, Essex County, No. 2008-02149-A) (the “Judgment”). In November 2012, we posted an appellate bond in the amount of $24 million, which represents the amount of the Judgment plus anticipated post-judgment interest. We believe that we have certain claims against the manufacturer of the product and that the punitive damage award is not appropriate. We have accrued an amount related to this matter and believe that the ultimate resolution will not have a material impact on the consolidated financial statements.
In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. However, based upon our historical experience with similar matters, we do not expect that any such additional losses would be material to our consolidated financial position, results of operations or cash flows.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are subject to various claims and contingencies related to lawsuits as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For claims and contingencies related to income taxes, see Note 10 entitled “INCOME TAXES.” Refer to Note 9 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of February 2, 2013.
As of February 2, 2013, we remain contingently liable for amounts due or amounts that may become due under certain real estate lease agreements that have been assigned to third parties. In the event of default by the assignees, we could be liable for payment obligations associated with these leases which have future lease related payments (not discounted to present value) of approximately $109 million through September 2032. The impact of these obligations is not material to our Consolidated Financial Statements.

NOTE 16 — RELATED PARTY TRANSACTIONS
The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009 (“Advisory Agreement”). The management and advisory fees paid to the Sponsors (the “Advisory Fees”) increase 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. We recorded Advisory Fees of $21 million, $20 million and $19 million for fiscals 2012, 2011 and 2010, respectively. During fiscals 2012 and 2011, we also paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses. During fiscal 2010, we also paid the Sponsors fees of $1 million for out-of-pocket expenses.
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
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, privately negotiated transactions or otherwise. During fiscals 2012, 2011 and 2010, affiliates of Vornado and investment funds or accounts advised by KKR held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $8 million, $14 million and $15 million in fiscals 2012, 2011 and 2010, respectively.
In connection with the Spain Propco Facility Agreement entered into on January 29, 2013, we incurred Transaction Fees of approximately $1 million pursuant to the terms of the Advisory Agreement.
In connection with the offering of the 2017 Notes on August 1, 2012, we incurred Transaction Fees of approximately $4 million pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned an aggregate of $14 million of the 2017 Notes as of February 2, 2013.
In connection with the Second Joinder Agreement entered into on April 10, 2012, we incurred Transaction Fees of approximately $2 million pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned an aggregate of $8 million of the Second Incremental Secured Term Loan as of February 2, 2013.
In connection with the issuance of the Incremental Secured Term Loan on May 25, 2011, we incurred approximately $4 million in Transaction Fees pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned an aggregate of $63 million and $41 million of the Incremental Secured Term Loan as of February 2, 2013 and January 28, 2012, respectively.
In connection with the amendment and restatement of the secured revolving credit facility on August 10, 2010, we paid approximately $19 million in additional Transaction Fees to the Sponsors pursuant to the terms of the Advisory Agreement.
Additionally, in conjunction with the offering on August 24, 2010 of the Toys-Delaware Secured Notes and the amendment and restatement of the secured term loan originally due fiscal 2012, we repaid our outstanding loan balance of approximately $66 million and $8 million to KKR under the secured term loan and the unsecured credit facility, respectively, and we repaid our outstanding loan balance of approximately $27 million to Vornado under the unsecured credit facility. We also paid approximately $10 million in Transaction Fees to the Sponsors pursuant to the terms of the Advisory Agreement.
Investment funds or accounts advised by KKR owned an aggregate of $5 million of the Toys-Delaware Secured Notes as of February 2, 2013. In addition, investment funds or accounts advised by KKR owned an aggregate of $67 million and $37 million of the Secured Term Loan Facility as of February 2, 2013 and January 28, 2012, respectively. Additionally, investment funds or accounts advised by KKR owned an aggregate of $5 million and $2 million of the Propco II Notes as of February 2, 2013 and January 28, 2012, respectively. For further details, see Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”
Additionally, under lease agreements with affiliates of Vornado, we or our affiliates paid an aggregate amount of $10 million in fiscal 2012 and $9 million in fiscals 2011 and 2010, respectively, with respect to 0.9%, 0.9% and 1.2%, respectively, of our operated stores, which include Express stores. Of the aggregate amount paid in fiscals 2012, 2011 and 2010, $2 million, respectively, was allocable to joint-venture parties not otherwise affiliated with Vornado.
Each of the Sponsors, either directly or through affiliates, has ownership interests in a broad range of companies (“Portfolio Companies”) with whom we may from time to time enter into commercial transactions in the ordinary course of business, primarily for the purchase of goods and services. We believe that none of our transactions or arrangements with Portfolio Companies are significant enough to be considered material to the Sponsors or to our business.
On March 15, 2012, we entered into an advisory contract with Neil Friedman, our former Executive Vice President – President, Toys “R” Us to provide advisory services, on a part-time non-exclusive basis, for our new ventures and business alliances. The term of the agreement was from April 23, 2012 until January 31, 2013.  During the term of this agreement, Mr. Friedman was paid a monthly fee of $30,000.

Subsequent Events
In connection with the France Propco Facility Agreement entered into on February 27, 2013, we incurred Transaction Fees of approximately $1 million pursuant to the terms of the Advisory Agreement.
In connection with the New UK Propco Facility Agreement entered into on March 25, 2013, we incurred Transaction Fees of approximately $4 million pursuant to the terms of the Advisory Agreement.

NOTE 17 — ACQUISITIONS
On October 31, 2011, the Company acquired a 70% ownership interest in Labuan from Li & Fung for a purchase price of approximately $79 million (including a $10 million hold back) plus $8 million of contingent consideration. The terms of the agreement provide us with the future option to acquire Li & Fung’s 30% interest in the business and also provide Li & Fung the option to require us to buy their 30% interest in the business at the end of three years from the acquisition date.
During fiscal 2012, the Company paid $5 million of contingent consideration related to the Labuan acquisition, which was included within Accrued expenses and other current liabilities on our Consolidated Balance Sheet as of January 28, 2012. In accordance with the purchase agreement, the remaining $3 million of contingent consideration will be paid out in subsequent periods based on the future financial performance of Labuan.
In addition, during fiscal 2012, in accordance with the purchase agreement, the Company paid $10 million of the purchase price related to the Labuan acquisition to Li & Fung as it was determined that the business had been appropriately delivered in the agreed upon financial condition. This amount was included within Restricted cash on our Consolidated Balance Sheet as of January 28, 2012.
The acquisition of Labuan was accounted for under the acquisition method of accounting. As such, the cost to acquire Labuan was allocated to the respective assets acquired and liabilities assumed based on their fair values as of the acquisition date. The following table summarizes our final purchase price allocation of the cost to acquire Labuan:

(In millions)	Final Fair Value as of October 31, 2011
Cash and cash equivalents	$12
Accounts and other receivables	5
Merchandise inventories	33
Property and equipment, net	13
Goodwill	64
Intangible assets	48
Deferred tax assets	2
Other assets	6
Total assets acquired	183

Current liabilities	62
Non-current liabilities	10
Total liabilities assumed	72
Noncontrolling interest	24
96

Net assets acquired	$87

Of the approximately $64 million allocated to goodwill, none will be deductible for tax purposes. All of the goodwill acquired in connection with the Labuan acquisition has been allocated to the Company’s International segment.
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
In connection with the acquisition, the Company recorded $48 million of intangible assets related to a reacquired license right associated with a pre-existing license agreement between the Company and Li & Fung. The reacquired license right has a finite life and will be amortized over the remaining contractual term without consideration to any contractual renewals through 2019.
As a result of the acquisition, the Company recognized Noncontrolling interest in the amount of $24 million which was measured at fair value at the acquisition date. In accordance with the terms of the agreement, the Noncontrolling interest is redeemable for cash or common stock of the Company at the option of the holder. As such, the Noncontrolling interest has been recorded in temporary equity. See Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for a reconciliation of the change in Noncontrolling interest to redemption value as of February 2, 2013 and January 28, 2012.

NOTE 18 — TOYS–JAPAN SHARE ACQUISITION
At a special shareholders’ meeting of Toys–Japan on January 19, 2010, the shareholders approved (through various steps) an exchange of the remaining outstanding common stock of Toys–Japan (“Toys–Japan Common Stock”) for a new class of stock (“New Stock”) at an exchange ratio of 1 to 3,289,647. This exchange resulted in all noncontrolling public shareholders receiving a fractional share of New Stock. As Toys–Japan is not permitted to issue fractional shares, all shareholders entitled to fractional shares of New Stock are only entitled to cash in the amount of ¥587 ($6.31 at April 15, 2010) for each share of Toys–Japan Common Stock held by such shareholder. The acquisition of the fractional shares was approved by the court on April 15, 2010, resulting in the purchase of approximately 9% of Toys–Japan and cash of approximately $21 million, of which $1 million is being held for payment to the fractional shareholders, as of February 2, 2013. Effective as of April 15, 2010, Toys “R” Us Japan Holdings, Inc., and TRU Japan Holdings 2, LLC (“Holdings 2”), which are wholly owned subsidiaries, are the sole shareholders of Toys–Japan. Upon acquisition of the additional ownership interest, the remaining Noncontrolling interest of $30 million was eliminated, and the difference between the purchase price paid and the carrying value of the Noncontrolling interest acquired was recognized as a net increase in Toys “R” Us, Inc. stockholders’ equity, consisting of a $3 million increase in Additional paid-in capital and a $6 million reduction in Accumulated other comprehensive loss.

NOTE 19 — RECENT ACCOUNTING PRONOUNCEMENTS
In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-05 is not expected to have a material impact on our Consolidated Financial Statements.
In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. The adoption of ASU 2013-04 is not expected to have a material impact on our Consolidated Financial Statements.
In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to present, either on the face of the financial statement or in the notes, the effects of significant amounts reclassified out of accumulated other comprehensive income on the respective line items of net income and to cross-reference to other required disclosures, where applicable. The amendments in this ASU are effective for reporting periods beginning after December 15, 2012, with early adoption permitted. Other than enhanced disclosures, the adoption of ASU 2013-02 is not expected to have a material impact on our Consolidated Financial Statements.

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). ASU 2013-01 limits the scope of ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) to derivatives, repurchase agreements, and securities borrowings and securities lending transactions that are either offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods, similar to ASU 2011-11. Retrospective application is required. Other than enhanced disclosures, the adoption of ASU 2013-01 is not expected to have a material impact on our Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS
The following tables set forth certain unaudited quarterly financial information:

	For the 13 or 14 Weeks Ended (1)
(In millions, except share data)	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013 (2)
Fiscal 2012
Net sales	$2,612	$2,552	$2,609	$5,770
Gross margin	997	1,018	967	1,969
Selling, general and administrative expenses	898	887	962	1,294
Depreciation and amortization	100	100	97	110
Other income, net	(11)	(12)	(17)	(13)
Operating earnings (loss)	10	43	(75)	578
Net (loss) earnings (3)	(60)	(36)	(105)	240
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(60)	$(36)	$(105)	$239
(Loss) earnings per common share attributable to common shareholders (4):
Basic (Note 1)	$(1.33)	$(0.84)	$(2.24)	$4.78
Diluted (Note 1)	(1.33)	(0.84)	(2.24)	4.71
Weighted average shares used in computing per share amounts:
Basic (Note 1)	48,995,081	49,074,991	49,098,239	49,126,831
Diluted (Note 1)	48,995,081	49,074,991	49,098,239	49,896,275

	For the 13 Weeks Ended
(In millions, except share data)	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012 (2)
Fiscal 2011
Net sales	$2,636	$2,648	$2,700	$5,925
Gross margin	978	1,025	986	1,981
Selling, general and administrative expenses	897	885	973	1,274
Depreciation and amortization	98	102	99	104
Other income, net	(10)	(10)	(11)	(13)
Operating (loss) earnings	(7)	48	(75)	616
Net (loss) earnings (5)	(67)	(34)	(93)	345
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(67)	$(34)	$(93)	$343
(Loss) earnings per common share attributable to common shareholders (4):
Basic (Note 1)	$(1.37)	$(0.69)	$(1.90)	$6.94
Diluted (Note 1)	(1.37)	(0.69)	(1.90)	6.79
Weighted average shares used in computing per share amounts:
Basic (Note 1)	48,960,077	48,972,600	48,989,686	48,996,030
Diluted (Note 1)	48,960,077	48,972,600	48,989,686	50,060,038

(1)	With the exception of the fourth quarter of fiscal 2012, which includes 14 weeks, all other quarters presented included 13 weeks.

(2)
Our Domestic and International businesses are highly seasonal with sales and earnings highest in the fourth quarter. During fiscals 2012, 2011 and 2010 approximately 43%, respectively, of our total Net sales were generated in the fourth quarter. Our results of operations depend significantly upon the fourth quarter holiday selling season.

(3)
For the fourth quarter of fiscal 2012, our effective tax rate was unfavorably impacted by an increase to our valuation allowance of $22 million for certain state jurisdictions.  The increase in our valuation allowance was predominately due to the fact that, as of the end of fiscal 2012, in certain state tax jurisdictions we have incurred a pre-tax cumulative loss (after adjustments required for tax purposes) over the past three fiscal years.

(4)
Beginning with the fourth quarter of fiscal 2011, the “Earnings per common share attributable to common shareholders” was computed using the two-class method, which includes an adjustment to “Net earnings attributable to Toys “R” Us, Inc.” for changes in the carrying amount of the redeemable Noncontrolling interest.  This application of the guidance did not have an impact on earnings per share prior to the fourth quarter of fiscal 2011. Refer to Note 1 to the Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

(5)
For the fourth quarter of fiscal 2011, our effective tax rate was favorably impacted by a valuation allowance decrease of $69 million related to certain foreign tax loss and other carryforwards as we believe that it is more likely than not that such carryforwards will be used.

PARENT COMPANY INFORMATION

Toys “R” Us, Inc.
Schedule I — Condensed Statements of Operations and Comprehensive Income

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Revenues	$—	$—	$—
General and administrative expenses	18	24	20
Depreciation and amortization	3	5	6
Other income, net	—	—	(1)
Total operating expenses	21	29	25
Other (expense) income:
Interest expense, net	(83)	(77)	(133)
Intercompany interest expense, net	(47)	(6)	(4)
Equity in pre-tax earnings of consolidated subsidiaries	242	260	295
Earnings before income taxes	91	148	133
Income tax expense (benefit)	53	(1)	(35)
Net earnings	$38	$149	$168

Comprehensive (loss) income	$(9)	$153	$247

See accompanying notes to Condensed Financial Statements.

Toys “R” Us, Inc.
Schedule I — Condensed Balance Sheets

(In millions)	February 2, 2013	January 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$530	$53
Accounts and other receivables	—	1
Current deferred tax assets	5	8
Prepaid expenses and other current assets	5	6
Total current assets	540	68
Property and equipment, net	5	7
Investments in and advances to/from subsidiaries	869	1,291
Deferred tax assets	35	41
Other assets	73	72
	$1,522	$1,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses and other current liabilities	$72	$76
Income taxes payable	23	10
Total current liabilities	95	86
Long-term debt	872	824
Deferred tax liabilities	1	—
Liabilities for uncertain tax positions	5	6
Other non-current liabilities	64	60
Stockholders’ equity	485	503
	$1,522	$1,479
See accompanying notes to Condensed Financial Statements.

Toys “R” Us, Inc.
Schedule I — Condensed Statements of Cash Flows

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Cash Flows from Operating Activities	$114	$554	$11
Cash Flows from Investing Activities:
Purchase of long-term investments	—	(26)	(9)
Investments in subsidiaries	(33)	(77)	(11)
Decrease in restricted cash	—	—	33
Intercompany loan repayment by subsidiaries	2,107	1,141	694
Loans to subsidiaries	(2,005)	(1,266)	(685)
Net cash provided by (used in) investing activities	69	(228)	22
Cash Flows from Financing Activities:
Long-term debt borrowings	446	—	—
Long-term debt repayment	(400)	(500)	—
Borrowings from subsidiaries	265	—	—
Other	(17)	1	(3)
Net cash provided by (used in) financing activities	294	(499)	(3)
Cash and cash equivalents:
Net increase (decrease) during period	477	(173)	30
Cash and cash equivalents at beginning of period	53	226	196
Cash and cash equivalents at end of period	$530	$53	$226

Supplemental Disclosures of Cash Flow Information:
Interest paid	$75	$99	$134
See accompanying notes to Condensed Financial Statements.

Toys “R” Us, Inc.
Schedule I — Notes to Condensed Financial Statements
NOTE A — BASIS OF PRESENTATION
The Parent Company is a holding company that conducts substantially all of its business operations through its subsidiaries. As specified in certain of its subsidiaries’ debt agreements, there are restrictions on the Parent Company’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances (refer to Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT”). Accordingly, these condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Toys “R” Us, Inc.’s audited Consolidated Financial Statements included elsewhere herein.
In connection with the July 21, 2005 Merger and subsequent reorganization, the Parent Company borrowed $770 million and received a promissory note of $887 million (£509 million) as a dividend from its indirect wholly-owned subsidiary, Toys “R” Us (UK) Limited (“Toys Limited”). On January 25, 2012 the $770 million intercompany note payable to Toys Limited was amended to translate the outstanding principal and accrued interest on that date to pounds sterling. The outstanding net intercompany receivable balance from Toys Limited was $189 million and $204 million as of February 2, 2013 and January 28, 2012, respectively, and was included in Investments in and advances to/from subsidiaries.
Included in Investments in and advances to/from subsidiaries as of February 2, 2013 and January 28, 2012 are intercompany payables of $631 million and $229 million to Toys-Delaware. During fiscal 2012, our subsidiary Toys-Delaware advanced us an aggregate of $265 million, which are recorded as long-term loans. During fiscal 2011 we received a $63 million non-cash dividend from our subsidiary Toys “R” Us - Value, Inc. (“TRU-Value”) of its intercompany receivable due from Toys-Delaware. The intercompany receivable is netted against the intercompany payable balance due to Toys-Delaware. The intercompany payable balance reflects an outstanding loan of $22 million and $124 million to Toys-Delaware as of February 2, 2013 and January 28, 2012, respectively. The intercompany payable balance with Toys-Delaware at February 2, 2013 and January 28, 2012 included $35 million and $23 million, respectively, of accrued interest related to Parent Company’s overall intercompany payable balance.
For fiscal 2012, the income tax expense of $53 million, and income tax benefit for fiscals 2011 and 2010 of $1 million and $35 million, respectively, in the attached Schedule I—Condensed Statements of Operations represents the Parent Company’s consolidated income tax expense (benefit). Such amounts include income tax expense of $105 million, $33 million and $65 million, respectively, related to our subsidiaries, which have not been consolidated for this presentation. The Parent Company is responsible for cash income tax payments on the separate company income of such subsidiaries for United States Federal and certain state filings.
During fiscal 2011, we acquired from unaffiliated parties $36 million face value debt securities of Vanwall for approximately $26 million. This debt matures on April 7, 2013. These debt securities are included in Other assets within the Condensed Balance Sheet of the Parent Company, classified as held-to-maturity debt and reported at amortized cost. It is expected that these debt securities will be repaid in April 2013 in conjunction with the refinancing of the UK senior and junior credit facilities. Refer to Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

NOTE B — DEBT
A summary of the Parent Company’s Long-term debt as of February 2, 2013 and January 28, 2012 is outlined in the table below:

(In millions)	February 2, 2013	January 28, 2012
7.875% senior notes, due fiscal 2013 (1)	—	398
10.375% senior notes, due fiscal 2017 (1)	446	—
7.375% senior notes, due fiscal 2018	404	404
8.750% debentures, due fiscal 2021 (2)	22	22
Total Long-term debt	$872	$824

(1)
On August 1, 2012, the Parent Company completed the offering of $450 million aggregate principal amount of 10.375% senior notes due fiscal 2017. The net proceeds were primarily used to redeem the $400 million outstanding principal amount of the Parent Company’s 7.875% senior notes and pay fees.

(2)	Represents obligations of Toys “R” Us, Inc. and Toys–Delaware.

The total fair values of the Parent Company’s Long-term debt, with carrying values of $872 million and $824 million at February 2, 2013 and January 28, 2012, were $829 million and $789 million, respectively. The fair values of the Parent Company’s Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.
The annual maturities of the Parent Company’s Long-term debt at February 2, 2013 are as follows:

(In millions)	Annual Maturities
2013	$—
2014	—
2015	—
2016	—
2017	450
2018 and subsequent	422
Total	$872
The Parent Company is a co-obligor of the outstanding debentures due fiscal 2021, and these debt securities are included in Long-term debt within the Parent Company Condensed Balance Sheets for stand-alone reporting purposes. However, it is expected all future principal and interest payments will be funded through the operating cash flows of Toys-Delaware. During fiscals 2012, 2011 and 2010, Toys-Delaware recorded interest expense related to the outstanding debentures due fiscal 2021 of $2 million, respectively, which is reflected as part of Equity in pre-tax earnings of consolidated subsidiaries in the Parent Company Condensed Statements of Operations.
The Parent Company currently guarantees 80% of two Toys–Japan installment loans, totaling ¥520 million ($6 million at February 2, 2013). These loans have annual interest rates of 2.6%. In addition, the Parent Company has an agreement with McDonald’s Japan, in which the Parent Company promises to promptly reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantees of the remaining 20% of the loans. Additionally, the Parent Company provides guarantees related to the uncommitted credit lines of Labuan in an aggregate amount up to HK$293 million ($38 million at February 2, 2013) for future borrowings. During fiscal 2012, the Parent Company provided the lenders of the Spain Propco Facility Agreement entered into on January 29, 2013 with a deficiency guarantee with respect to certain losses the lenders may suffer in certain circumstances.
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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows attributable to the changes in LIBOR rates. Some of our interest rate contracts may contain credit-risk related contingent features and are subject to master netting arrangements. As of February 2, 2013, our interest rate contracts have various maturity dates through April 2015.
At February 2, 2013 and January 28, 2012, we had no derivative liabilities related to agreements that contain credit-risk related contingent features. As of February 2, 2013 and January 28, 2012, we were not required to post collateral with any derivative counterparties.

The following table presents our outstanding interest rate contracts as of February 2, 2013 and January 28, 2012:

			February 2, 2013	January 28, 2012
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount
Interest Rate Caps
1 Month USD LIBOR Interest Rate Cap (1)	January 2011	April 2015	$500	$500
1 Month USD LIBOR Interest Rate Cap (1)	January 2012	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap (1)	January 2014	April 2015	311	311
(1) These interest rate caps are not designated as cash flow hedges in accordance with ASC 815.
Foreign Exchange Contracts
We occasionally enter into foreign currency forward contracts to economically hedge our short-term, cross-currency intercompany loans with our foreign subsidiaries. We enter into these contracts in order to reduce our exposure to the variability in expected cash outflows attributable to changes in foreign currency rates. These derivative contracts are not designated as hedges and are recorded on the Parent Company Condensed Balance Sheets at fair value with a gain or loss recorded on the Parent Company Condensed Statements of Operations in Interest expense, net. At February 2, 2013 and January 28, 2012, we had no outstanding foreign exchange contracts.
Our foreign exchange contracts typically mature within 12 months. Some of these contracts may contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At February 2, 2013 and January 28, 2012, we had no derivative liabilities related to agreements that contain credit-risk related contingent features. We are not required to post collateral for these contracts.
The following table sets forth the net impact of the effective portion of Parent Company’s derivatives on Accumulated other comprehensive (loss) income for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011:

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Derivatives designated as cash flow hedges:
Beginning balance	$1	$1	$(19)
Gain reclassified from Accumulated other comprehensive (loss) income - Interest Rate Contracts	—	—	20
	—	—	20
Ending balance	$1	$1	$1
The following table sets forth the impact of derivatives on Interest expense, net on the Parent Company Condensed Statements of Operations for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011:

	Fiscal Years Ended
(In millions)	February 2, 2013	January 28, 2012	January 29, 2011
Derivatives not designated for hedge accounting:
Loss on the change in fair value - Interest Rate Contracts	$—	$(3)	$(5)
Gain on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	—	2	1
	—	(1)	(4)
Derivatives designated as cash flow hedges:
Loss reclassified from Accumulated other comprehensive (loss) income (effective portion) - Interest Rate Contracts (2)	—	—	(31)
Total Interest expense, net	$—	$(1)	$(35)

(1)
Gains and losses related to our short-term, intercompany loan foreign exchange contracts are recorded in Interest expense, net, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-

currency intercompany loans. For further details related to gains and losses resulting from foreign currency transactions, refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

(2)	Reclassifications from Accumulated other comprehensive (loss) income to Interest expense, net, primarily relate to the amortization of gains (losses) recorded on de-designated contracts.
The following table contains the notional amounts and fair values of Parent Company’s outstanding derivative contracts as of February 2, 2013 and January 28, 2012:

	February 2, 2013		January 28, 2012
	Notional	Fair Value Assets/	Notional	Fair Value Assets/
(In millions)	Amount	(Liabilities)	Amount	(Liabilities)
Interest Rate Contracts not designated for hedge accounting:
Other assets	$1,311	$—	$1,311	$—
Refer to Note 3 to our Consolidated Financial Statements entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details on derivative instruments.

NOTE D — COMMITMENTS AND CONTINGENCIES
Although the Parent Company does not currently have material legal proceedings pending against us, we may be subject to various claims and contingencies related to lawsuits, as well as commitments under contractual and other obligations. Refer to Note 14 entitled “LITIGATION AND LEGAL PROCEEDINGS” for further information. Additionally, the Parent Company is a guarantor on certain leases entered into by its subsidiaries. For a discussion of the lease obligations of the Parent Company and its subsidiaries, see Note 9 to our Consolidated Financial Statements entitled “LEASES.”

NOTE E — DISTRIBUTIONS AND CAPITAL CONTRIBUTIONS
Distributions
The Parent Company received cash distributions (inclusive of returns of capital) from certain of its subsidiaries of $203 million, $680 million and $194 million during fiscals 2012, 2011 and 2010, respectively. The cash distributions received included $129 million, $616 million and $129 million, in fiscals 2012, 2011 and 2010, respectively, from our subsidiary Toys-Delaware. During fiscal 2011, the cash distributions received from Toys-Delaware included $519 million for the repayment of the 7.625% notes due in fiscal 2011. Additionally, during fiscal 2011, TRU-Value issued a $63 million non-cash distribution of a portion of its intercompany receivable due from Toys-Delaware to Parent Company.
The cash distributions received also included $72 million, $64 million and $64 million, in fiscals 2012, 2011 and 2010, respectively, from certain of our property subsidiaries, which included returns of capital of $10 million, $4 million and $14 million. The cash distributions received during fiscals 2012, 2011 and 2010 from our property subsidiaries also included $32 million, $25 million and $25 million, respectively, from our subsidiary Propco I, in connection with expired tender offers, as permitted by the indenture for the 10.75% senior unsecured notes due 2017.
Capital Contributions
During fiscal 2012, Parent Company made a capital contribution of $30 million to Toys Europe, which it used in connection with the refinancing of the Spain Propco Facility. Refer to Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details. Also during fiscal 2012, Parent Company made a capital contribution of $5 million to TRU Asia, Ltd., which it used to pay contingent consideration related to the Labuan acquisition. Refer to Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.
During fiscal 2011, Parent Company made a capital contribution of $79 million to TRU Asia, Ltd., which it used to acquire a 70% interest in Labuan. Refer to Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.
During fiscal 2010, Parent Company made a capital contribution of $21 million to Holdings 2, which it used to purchase an additional 9% of Toys – Japan Common Stock. Refer to Note 18 to our Consolidated Financial Statements entitled “TOYS – JAPAN SHARE ACQUISITION” for further details.

Subsequent Event
In March of 2013, Parent Company made a capital contribution of $274 million to Toys Europe, which it used in connection with the refinancing of the UK real estate credit facility. Refer to Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 15d-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles.
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
Based on this assessment, management concluded that, as of February 2, 2013, the Company’s internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm which has audited and reported on the financial statements contained in this Annual Report on Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.
(c) Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Toys “R” Us, Inc.:
We have audited the internal control over financial reporting of Toys “R” Us, Inc. and subsidiaries (the “Company”) as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control - lntegrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 2, 2013 of the Company and our report dated March 29, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
New York, New York
March 29, 2013

ITEM 9B.	OTHER INFORMATION

On March 25, 2013, our indirect wholly-owned subsidiary, Toys “R” Us Properties (UK) Limited (“UK Propco”) entered into a facility agreement (the “New UK Propco Facility Agreement”) with Debussy DTC Plc (“Debussy”), Elavon Financial Services Limited, UK Branch as facility agent and U.S. Bank Trustees Limited as security agent, pursuant to which Debussy funded loans (collectively, the “New UK Propco Loan”) to UK Propco on March 28, 2013 in the aggregate principal amount of £263 million ($400 million at March 28, 2013). The net proceeds of the New UK Propco Loan, together with cash on hand, were used to repay the principal balance of £346 million ($525 million at March 28, 2013) UK real estate senior and £60 million ($91 million at March 28, 2013) UK real estate junior credit facilities.

UK Propco owns freehold and long leasehold interests in properties in various retail markets throughout the United Kingdom. Under an operating company/property company structure, UK Propco leases these properties on a triple-net basis to Toys “R” Us Limited (“UK Opco”). Substantially all of UK Propco's revenues and cash flows will be derived from payments from UK Opco under a series of amended lease agreements. The New UK Propco Loan is secured by, among other things, 31 owned and leased properties held by UK Propco, certain cash reserve accounts and the stock of UK Propco. The New UK Propco Loan bears interest on a weighted average basis of 6.87% per annum plus mandatory costs and matures on July 7, 2020. The New UK Propco Facility Agreement contains covenants that restrict the ability of UK Propco to incur certain additional indebtedness, make restricted payments or certain investments, create or permit liens on assets, dispose of properties, acquire further property, vary or terminate the lease agreements referred to above, conclude further leases or engage in mergers or consolidations. If an event of default, including an event resulting from the failure to comply with an interest coverage ratio applicable to UK Propco, under the New UK Propco Loan occurs and is continuing, the principal amount outstanding, together with all accrued and unpaid interest and other amounts owed may be declared by the lenders or become immediately due and payable. The loans are subject to mandatory prepayments in certain cases, including from the proceeds of certain permitted property disposals, and UK Propco may optionally prepay the loans at any time, provided that prior to July 7, 2015 and subject to certain exceptions, the loans may only be prepaid in full. Any prepayment prior to July 7, 2015, subject to certain exceptions, shall be subject to a “make whole” premium. Any prepayment occurring during the first, second and third year after July 7, 2015 are subject to a prepayment fee equal to 3%, 2% and 1%, respectively, of the amount of the loan prepaid.

Debussy is a special purpose entity established with the limited purpose of making loans and issuing £263 million ($400 million at March 28, 2013) of multiple classes of commercial mortgage backed fixed rate notes (the “Debussy Notes”) to third party investors and the Company. We purchased £13 million ($20 million at March 28, 2013) principal amount of the various classes of the Debussy Notes. The proceeds from the Debussy Notes were used to fund the New UK Propco Loan. For further details regarding the consolidation of Debussy, refer to Note 1 to the Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES”.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following persons were members of our Board of Directors (the “Board”) as of March 11, 2013. Each elected director will hold office until a successor is duly elected and qualified or until his or her earlier death, resignation or removal from office by our stockholders.

Name	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships
Joshua Bekenstein	54
Mr. Bekenstein has been our director since September 2005. Mr. Bekenstein is a Managing Director of Bain Capital LLC (“Bain”). He has been with Bain since its founding in 1984. Mr. Bekenstein currently serves as a member of the Boards of Directors of Bombardier Recreational Products Inc., Waters Corporation, Dollarama Capital Corporation, Burlington Coat Factory, Michaels Stores, Inc., Bright Horizons Family Solutions, Inc. and The Gymboree Corporation.

Michael M. Calbert	50
Mr. Calbert has been our director since July 2005. Mr. Calbert has been an executive of Kohlberg Kravis Roberts & Co. (“KKR”) since 2000. Mr. Calbert currently serves as a member of the Board of Directors of Dollar General Corporation.

Michael D. Fascitelli	56
Mr. Fascitelli has been our director since July 2005. Mr. Fascitelli was the Chief Executive Officer of Vornado Realty Trust (“Vornado”) from May 2009 until February 2013 and was President and a Trustee of Vornado from December 1996 until February 2013. Mr. Fascitelli has also been President and a director of Alexanders, Inc. since August 1996. Mr. Fascitelli was on the Board of Directors of GMH Communities Trust from August 2005 until June 2008.

Richard A. Goodman	64
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

Matthew S. Levin	46
Mr. Levin has been our director since July 2005. Mr. Levin has been a Managing Director at Bain since 2000. Mr. Levin also currently serves as a director of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Michaels Stores, Inc., Unisource Worldwide, Inc., Edcon Holdings Pty Ltd., Lilliput Kidswear Ltd. and Guitar Centers, Inc.

Wendy Silverstein	52
Ms. Silverstein has been our director since September 2005. Ms. Silverstein has been Executive Vice President and Co-Head of Acquisitions and Capital Markets of Vornado since November 2010. She served as Executive Vice President — Capital Markets of Vornado from 1998 to October 2010.

Nathaniel H. Taylor	36	Mr. Taylor has been our director since January 2011. Mr. Taylor is a member of the general partner of KKR & Co. L.P., and he has been an investment professional at KKR since November 2005.
Michael Ward	49
Mr. Ward has been our director since September 2007. Mr. Ward is a Managing Director of Bain. He has been with Bain since 2002. Mr. Ward is a member of the Board of Directors of Sensata Technologies, Inc.

Gerald L. Storch (1)	56
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

(1)	On February 13, 2013, the Company announced that Mr. Storch will be transitioning from his role as Chief Executive Officer, while continuing to remain as Chairman of the Board of the Company.
In electing Mr. Storch to the Board, the Board considered his significant experience and expertise in the retail industry gained over his more than 20 years of experience working in the retail industry, including in his various roles at Target over a 12-year period where his responsibilities included overall strategy, supply chain, the Target.com business, technology services, financial services, guest relationship management and market research, the Six Sigma program, and mergers and acquisitions. In addition, the Board considered the intimate knowledge of the Company’s business and operations Mr. Storch brings to the Board from his experience as the Chief Executive Officer of the Company.
Other than Mr. Storch and Mr. Goodman, each of the Directors was elected to the Board pursuant to a stockholders agreement dated July 21, 2005 by and among the Company, Bain, KKR and Vornado (collectively, the “Sponsors”) and a private investor (the “Stockholders’ Agreement”). Pursuant to such agreement, Messrs. Bekenstein, Levin and Ward were appointed to the Board as a consequence of their respective relationships with Bain; Messrs. Calbert and Taylor were appointed to the Board as a consequence of their respective relationships with KKR; and Mr. Fascitelli and Ms. Silverstein were appointed to the Board as a consequence of their respective relationships with Vornado. Mr. Goodman was appointed to the Board based upon his significant business experience including his extensive knowledge of financial statements and reporting.
Executive Officers
The following persons were our Executive Officers as of March 11, 2013, having been elected to their respective offices by the Board:

Name	Age	Position with the Registrant
Gerald L. Storch (1)(2)	56	Chairman of the Board; Chief Executive Officer
F. Clay Creasey, Jr.	64	Executive Vice President — Chief Financial Officer
Richard Barry	46	Executive Vice President — Chief Merchandising Officer
Deborah Derby	49	Vice Chairman and Executive Vice President
Ira Hernowitz	47	Executive Vice President — “R” Us Brands
Monika M. Merz	63	President — Toys “R” Us, Asia Pacific
Troy Rice	49	Executive Vice President — Stores and Services
David J. Schwartz	45	Executive Vice President — General Counsel & Corporate Secretary
Antonio Urcelay	61	President of Europe

(1)	See “Directors” above for Mr. Storch’s biography.

(2)	On February 13, 2013, the Company announced that Mr. Storch will be transitioning from his role as Chief Executive Officer, while continuing to remain as Chairman of the Board of the Company.
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
Mr. Barry has served as our Executive Vice President — Chief Merchandising Officer since October 2012. From January 2012 to October 2012, Mr. Barry served as Senior Vice President — Chief Merchandising Officer. From March 2010 to January 2012, Mr. Barry served as Vice President — General Merchandising Manager and from September 2006 to March 2010, he served as Vice President — Divisional Merchandising Manager.
Ms. Derby has served as our Vice Chairman and Executive Vice President since March 2013. From September 2012 to March 2013, Ms. Derby served as a consultant at Kenneth Cole Productions, Inc. From February 2009 to February 2012, Ms. Derby served as our Chief Administrative Officer. Prior to that she served as the President of Babies “R” Us from May 2006. Ms. Derby currently serves as a member of the Board of Directors of the Vitamin Shoppe, Inc.
Mr. Hernowitz has served as our Executive Vice President — “R” Us Brands since February 2013. From July 2012 to February 2013, Mr. Hernowitz served as the Company’s Senior Leader, Juvenile Brands. Prior to joining the Company, he served as President, Melissa & Doug from March 2012 to June 2012. From January 2006 to December 2011, Mr. Hernowitz served as Senior Vice President of Marketing, North America at Hasbro, Inc.
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
Mr. Rice has served as our Executive Vice President — Stores and Services since June 2012. From October 2006 until June 2012, Mr. Rice served as our Senior Vice President — Store Operations.
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
Audit Committee
Our Board of Directors has a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Wendy Silverstein, Nathaniel H. Taylor and Richard A. Goodman, who serves as Chairman of the Audit Committee. Our Board of Directors has determined that each member of the Audit Committee is financially literate and that Mr. Goodman is an “audit committee financial expert” within the meaning of the regulations adopted by the Securities and Exchange Commission. The Board has not made a determination as to whether any Audit Committee members are independent.

ITEM 11.	EXECUTIVE COMPENSATION
We refer to the persons included in the Summary Compensation Table below as our “named executive officers.” References to “2012,” “2011,” and “2010” mean, respectively, our fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively.
COMPENSATION DISCUSSION AND ANALYSIS
The following Executive Compensation discussion and analysis discusses our compensation policies and decisions regarding our named executive officers and describes the material elements of compensation for our named executive officers. Our named executive officers are:

•	Gerald L. Storch, Chairman of the Board and Chief Executive Officer;

•	F. Clay Creasey, Jr., Executive Vice President — Chief Financial Officer;

•	David J. Schwartz, Executive Vice President — General Counsel & Corporate Secretary;

•	Monika M. Merz, President — Toys “R” Us, Asia Pacific; and

•	Antonio Urcelay, President of Europe.
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
Our executive compensation program consists of the following components:

•	base salary;

•	annual incentive awards;

•	long-term incentives;

•	perquisites;

•	other benefits; and

•	benefits upon termination or change of control.
Mix of Total Compensation
Cash compensation includes base salary and annual incentive awards which, for top executive officers, are targeted to approach or exceed base salaries to emphasize performance-based compensation. Stock compensation includes long-term incentives, which provide a long-term capital appreciation opportunity to our executive compensation program. Perquisites and other types of non-cash benefits are used on a limited basis and represent a small portion of total compensation for our executive officers.
Base Salary
Base salary provides fixed compensation and is designed to reward core competence in the executive officer’s role relative to his or her skills, experience and contributions to the Company.
The Executive Committee reviews the base salary of each of our executive officers annually as part of the Company’s performance review process described below, as well as upon a promotion or other change in job responsibility. On an annual basis, the Executive Committee determines the range, if any, for merit-based increases for eligible employees of the Company (including our executive officers) based upon the recommendation of the Company’s human resources department, after taking into account a variety of factors, including the Company’s internal financial projections, the general economy and the Sponsors’ practices at companies in their investment portfolios. In formulating a proposed range of merit-based increases, the Company’s human resources department considers a number of different factors, including the Company’s budget for the year, internal financial projections and historical practice, and also reviews a number of broad-based third party surveys to gain a general background understanding of the current compensation practices and trends and a sense of the reasonableness of the proposed range.
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
The following table sets forth the personal business goals of our named executive officers for fiscal 2012:

Name	Personal Business Goals

Mr. Storch	• Enhance current processes and systems to make product available to Guests anytime, anywhere;
• Provide a consistent, unique and compelling store experience;
• Differentiate product offerings to become the toy and baby authority; and
• Develop, retain and attract the very best talent.

Mr. Creasey	• Manage inventory purchases so the sales are optimized while at the same time period-ending inventory balances are at or below goal levels;
• Successfully manage the 2012 refinance calendar to maximize financial flexibility while minimizing interest and issuance costs; and
• Drive to reduce expenses whenever possible.

Mr. Schwartz	• Achieve successful resolution of key litigation or governmental actions;
• Pursue geographic expansion opportunities; and
• Improve coordination of private label sourcing for international licensed businesses.
• Enhance global coordination of quality assurance and product safety processes.

Ms. Merz	• Support the successful integration and alignment of Labuan into the global organization;
• Launch on-line site in Japan and drive e-commerce sales;
• Improve store environment through side-by-side conversions, relocations and new stores; and
• Improve support for Private Label and increase blend of products.

Mr. Urcelay	• Develop a regional omnichannel strategy that provides the Company with a differentiated e-commerce business;
• Drive the customer-focused vision: continued improvement in service and store environment; fun and excitement in the stores;
• Continue to support global private brands; and
• Reinforce cooperation in Europe and globally so more benchmarking and learning takes place.
In fiscal 2012 and based upon performance during fiscal 2011, the following named executive officers received an increase in salary effective as of March 25, 2012: Mr. Storch received an increase in salary of $30,000 from $1,200,000 to $1,230,000, Mr. Creasey received an increase in salary of $15,000 from $565,000 to $580,000, Mr. Schwartz received an increase in salary of $50,000 from $500,000 to $550,000, and Mr. Urcelay received an increase in salary of $19,330 from $689,455 to $708,785 (based on the average annual conversion rate in fiscal 2012 of 1 EURO = $1.2887). Ms. Merz did not receive an increase in salary due to her salary adjustment on November 6, 2011 in connection with her change in job responsibilities, other than an immaterial administrative adjustment to her salary effective as of November 2012.
In March 2013, the Executive Committee increased the annual base salaries of our named executive officers, other than Mr. Storch, based upon the criteria set forth above along with Mr. Storch’s review of the executive officers’ performance against each other executive officer’s personal goals. Accordingly, as a result of these increases, our named executive officers’ annual base salaries effective as of March 24, 2013 are: Mr. Creasey—$600,000; Mr. Schwartz—$600,000; Ms. Merz—$650,000 and Mr. Urcelay—$750,000. Due to the transitional nature of his services, Mr. Storch did not receive an increase in base salary for fiscal 2013. In addition, in March 2013, the personal business goals of our named executive officers for fiscal 2013 were approved by Mr. Storch and the Executive Committee. Consistent with prior years, these goals are based upon some or all of the five criteria described above.
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
Under the Management Incentive Plan, each executive officer has an annual incentive target payout expressed as a percentage of his or her base salary. The target bonus payouts as a percentage of base salary for our named executive officers were established in their employment agreements and may be subsequently adjusted based upon performance and/or a promotion in responsibility. Our named executive officers’ 2012 annual incentive award target payouts, expressed as a percentage of base salary, are as follows: for Mr. Storch, 200%; for Mr. Urcelay and Ms. Merz, 110%; and for Messrs. Creasey and Schwartz, 100%.
For Messrs. Storch, Creasey and Schwartz, the annual incentive target payout is weighted 80% on the Company’s financial performance (“Financial Component”) and 20% on the executive officer’s personal performance (“Personal Component”). For Mr. Urcelay and Ms. Merz, the annual incentive target payout is weighted 70% on the Financial Component and 30% on the Personal Component. We believe that weighting the executive officers’ annual incentive awards in this way aligns the interests of our executive officers with the interests of our equity holders by motivating the executive officers to increase the shareholder value of the Company as a whole, while also rewarding each of the executive officers for his or her individual performance.
The Financial Component is based on a combination of the Adjusted Compensation EBITDA results for the Company as a whole and for one or more segments or business units of the Company and, for U.S. Officers, return on invested capital (“ROIC”). We calculate Adjusted Compensation EBITDA for this purpose, as earnings before interest, income taxes, depreciation and amortization, further adjusted for the effects of specified period charges and gains or losses, including, among others, changes in foreign currency, noncontrolling interest, gains or losses on liquidations of subsidiaries or sales of properties, asset impairments and accounting changes. More detail about the calculation of Adjusted Compensation EBITDA is set forth below. ROIC is calculated by dividing adjusted compensation EBITDA (minus annual depreciation and amortization) by our average invested capital (which includes the aggregate of Net Property, Plant and Equipment, Inventory, Accounts Receivables, Prepaid Expenses and Goodwill minus the aggregate of Accounts Payable and Accrued Expenses).
We believe that focusing the Financial Component on Adjusted Compensation EBITDA and ROIC (for U.S. officers) closely aligns the executive officers’ interests with those of our equity holders. The Adjusted Compensation EBITDA and ROIC targets for the Company as a whole and each segment or business unit are established by the Executive Committee when it establishes our business plan as part of our annual financial planning process, during which we assess the future operating environment and build projections of anticipated results.
The specific combination of Adjusted Compensation EBITDA measures that make up the Financial Component for a particular named executive officer relates to his or her primary job responsibilities. For example, the Financial Component for a corporate officer, including Messrs. Storch, Creasey and Schwartz, is generally based 37.5% on consolidated Adjusted Compensation EBITDA and 37.5% on Adjusted Compensation EBITDAs of the Domestic segment and International segment, weighted two-thirds for the Domestic segment and one-third for the International segment and 25% for ROIC. The financial components of our other named executive officers is as follows: (i) Mr. Urcelay, whose Financial Component in fiscal 2012 was based 25% on consolidated Adjusted Compensation EBITDA and 18.75% on the Adjusted Compensation EBITDA for each of the United Kingdom, Iberia, France and Central Europe and (ii) Ms. Merz, whose Financial Component in fiscal 2012 was based 25% on consolidated Adjusted Compensation EBITDA and 75% on the Adjusted Compensation EBITDA for Japan. We believe that these Financial Component weightings motivate our executive officers to work to improve the Company with appropriate emphasis on business unit results as the executive’s job responsibilities merit.
The Executive Committee sets the threshold, target and maximum payout levels for the Financial Component of the Management Incentive Plan. Achievement at the respective levels would result in a payout at, above or below the target level (that is, 80% for U.S. officers/70% for international officers (the portion based on the Financial Component) of the executive officer’s annual incentive target payout in fiscal 2012). If the actual Adjusted Compensation EBITDA and ROIC (where applicable) performance is less than the minimum threshold, no amount will be earned with respect to that portion of the

Financial Component of the Management Incentive Plan. If the actual Adjusted Compensation EBITDA and ROIC (where applicable) performance is greater than 100% of the target, the executive officer’s total payout with respect to that portion of the Financial Component of the Management Incentive Plan will be greater than target (that is, 80% for U.S. officers/70% for international officers) and is capped at 300% of that portion of the Financial Component target. Straight interpolation determines the bonus payout for performance which falls between the threshold and target or between the target and maximum.
The Personal Component of the annual incentive under the Management Incentive Plan is based on each executive officer’s individual performance measured against his or her personal business goals (as further described in the “—Base Salary” section above), as assessed as part of the Company’s performance review process described under “—Base Salary” above. The Executive Committee sets the threshold and maximum payout levels for the Personal Component of the Management Incentive Plan. The Executive Committee typically first determines an average payout percentage of the Personal Component of the annual incentive target for all eligible employees at the Company (including our executive officers) and then determines the actual payout of the Personal Component portion of each executive officer’s annual incentive target, after considering the conclusions and recommendations provided by Mr. Storch with respect to executive officers other than himself. An executive officer’s payout with respect to the Personal Component of the Management Incentive Plan (that is, 20% for U.S. officers/30% for international officers of his or her annual incentive target payout) is capped at 200%. The Executive Committee also considers how the payouts to the executive officers will affect the payouts for all eligible employees because percentage payouts to employees (including our executive officers) must equal the average payout percentage determined by the Executive Committee. If 80% of the Financial Component target is not met, the Board has the discretion to fund the Personal Component at a level they determine appropriate. For fiscal 2012, the Board used its discretion in funding the Personal Component at 90%, as further described below.
Notwithstanding the formulas described above for the Management Incentive Plan, the Executive Committee has the discretion to adjust the Personal Component and/or Financial Component payouts for all participants (which includes our executive officers) of the Management Incentive Plan. For fiscal 2012, the Executive Committee set the Personal Component payout percentages based upon the respective performance rating that each executive officer received (that is, 180% for an outstanding rating, 135% for a highly successful rating, 90% for a successful rating, and 45% for a moderately successful rating and 0% for an unsatisfactory rating).
The Adjusted Compensation EBITDA targets for fiscal 2012 were: $1,150,000,000 for the Company as a whole; $862,300,000 for our Domestic segment; $549,900,000 for our International segment; $70,535,000 for the United Kingdom, $64,919,000 for Central Europe; $66,100,000 for France; $50,832,000 for Iberia and $150,416,000 for Japan (in each case using the budgeted conversion rate of 1 GBP = 1.5729 USD, 1 EURO = 1.3220 USD and 1 JPY = 0.01304 USD).
In fiscal 2012, the actual consolidated Adjusted Compensation EBITDA for the Company as a whole was higher than our Adjusted EBITDA due to adjustments of $23 million primarily related to the difference between the previous year's period-end foreign currency translation rates and the actual foreign currency translation impact on our results of operations, business interruption claims and severance. In fiscal 2012, the actual consolidated Adjusted Compensation EBITDA results were $816,900,000 for our Domestic segment; and $456,500,000 for our International segment. The following businesses of our International segment had the following Adjusted Compensation EBITDA results: $57,051,000 for the United Kingdom, $63,374,000 for Central Europe, $51,767,000 for France, $44,321,000 for Iberia and $111,653,000 for Japan. For more information on calculation of our Adjusted EBITDA, see Note 6 of Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.
In addition, the Executive Committee approved the following percentage payouts for fiscal 2012 with respect to the Personal Component for each of the named executive officers: 50% for Mr. Storch; 135% for Mr. Creasey; 180% for Mr. Schwartz; 135% for Ms. Merz and 135% for Mr. Urcelay.

The following table illustrates the calculation of each named executive officer’s annual incentive payouts for fiscal 2012 in light of the performance results and decisions discussed above:

Name	Total Target Payout	Financial Component of Target Payout	Actual Payout under the Financial Component	Personal Component of Target Payout	Actual Payout under the Personal Component	Total Actual Payout under the Management Incentive Plan for Fiscal 2012
Mr. Storch	$2,460,000	$1,968,000	$258,703	$492,000	$241,297	$500,000
Mr. Creasey	580,000	464,000	60,995	116,000	156,600	217,595
Mr. Schwartz	550,000	440,000	57,840	110,000	198,000	255,840
Ms. Merz	691,217	483,852	4,258	207,365	279,943	284,201
Mr. Urcelay	779,664	545,765	82,779	233,899	315,764	398,543
The “Grants of Plan-Based Awards in Fiscal 2012” table shows the threshold, target and maximum Management Incentive Plan awards that each of our named executive officers was eligible to receive in fiscal 2012. The actual payouts under the Management Incentive Plan awards actually earned by our named executive officers in fiscal 2012 are shown above and in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” below.
Long-Term Incentives
We believe that providing long-term incentives as a component of compensation helps us to attract and retain our executive officers. These incentives also align the financial rewards paid to our executive officers with the Company’s long-term performance, thereby encouraging our executive officers to focus on the Company’s long-term goals. Since the Merger, the Executive Committee has offered long-term incentives under the Toys “R” Us, Inc. Management Equity Plan (the “Management Equity Plan”). We expect to issue future equity awards pursuant to the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”), as further described below. For a description of awards made in 2012 under the 2010 Incentive Plan, see “—The 2010 Incentive Plan” and “Grants of Plan-Based Awards in Fiscal 2012” table below.
Management Equity Plan
During fiscal 2012, no named executive officer was granted an equity award pursuant to the Management Equity Plan. In fiscal 2012, we amended the Management Equity Plan to (i) provide for, among other things, a longer exercise period, expiring no later than the original term of the option, and the right to a cashless exercise of options held by a participant who is terminated without cause after four or more years of continuous service and (ii) allow any plan participant, as long as he or she remains employed by the Company or its affiliates, the right to put up to 25%, calculated as provided in the amendment, of his or her Original Investment Shares, the number of shares that would be equal to the value of their original investment to us, during permitted transaction windows, until the occurrence of an initial public offering of the Company. In early fiscal 2013, we further amended the Management Equity Plan to allow certain plan participants the right to put to the Company (i) in 2013, up to 50%, calculated as provided in the amendment, of his or her Original Investment Shares held at March 1, 2013 and (ii) in 2014, any or all of the participant’s then remaining Original Investment Shares, in each case, during permitted transaction windows, until the occurrence of an initial public offering of the Company. For more information about the Management Equity Plan, see “Narrative Supplement to the Summary Compensation Table and the Grants of Plan-Based Awards in Fiscal 2012 Table” below.
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

In connection with designing the 2010 Incentive Plan, our management retained the services of Hewitt Associates to provide us insight as to what is common in the market including eligibility, types of awards, performance criteria, award sizes and vesting schedules. Management reviewed the prevalent practice based upon a peer group consisting of the following 15 retailers: Belk, Best Buy, Big Lots, The Bon-Ton Stores, Dollar General, The Gap, JC Penney Company, Lowe’s Companies, Macy’s, Nordstrom, OfficeMax, Sears, Staples, Target and True Value Company. The services of Meridian Consulting Group (“Meridian”) were retained to review the final proposed plan for market competitiveness, appropriate terms and best practices. In 2011 and 2012, our named executive officers received grants under the 2010 Incentive Plan that were composed of both stock options (“Options”) and performance shares or units (“Performance Equity”).
In fiscal 2012, we made certain equity grants of Options and Performance Equity under the 2010 Incentive Plan to our executive officers, including our named executive officers, as set forth in the “Grants of Plan-Based Awards in Fiscal 2012” table. The named executive officers received approximately two-thirds (2/3) of their grant date fair value in Options and one-third (1/3) of their grant date fair value in Performance Equity. This allocation was based on the aggregate grant date estimated fair value of the awards based on a formula that valued each option to purchase a share of common stock at one-half of the value of a share of common stock. The performance metrics for the vesting of Performance Equity is based fifty percent (50%) on our consolidated Adjusted Compensation EBITDA performance results and fifty percent (50%) on our total ROIC results, each over a cumulative three year period, which are performance metrics on which we plan to focus over the next several years. These awards were made on the basis that a three (3) year measurement period was in our best interests as it encouraged the Company’s performance over a longer time period while not being so long as to be too difficult to set realistic goals for our executive officers. We believe that achievement of these performance metrics will be difficult based upon fiscal 2012 results.
For the Performance Equity, we must meet certain thresholds for the performance metrics discussed above, before any shares are earned. The percentage of target shares earned based on our achievement of such thresholds is as follows:

Minimum	25% of target shares earned
Target	100% of target shares earned
Maximum (or greater)	200% of target shares earned
The Performance Equity will vest based on the achievement of the performance metrics described above, if the executive officer continues to be employed by us on the third anniversary of the date of grant. The Options will vest based on continuous service over a four year period at 50% on the second anniversary of the award and 25% on each of the third and fourth anniversary of the award. We believe that a four year vesting period is consistent with the peer group data and it provides us with the necessary retention incentive while at the same time providing our executive officers with the ability to vest in a portion of the Options during the four year vesting period, which we believe will properly motivate our executive officers.
The aggregate value of the Options and Performance Equity granted as a percentage of salary is consistent and competitive with the awards issued by the peer group above. These equity grants fell between the 25th and 50th percentiles of our peer group based upon 2010 market data as regressed by Meridian to create a trend line that adjusts for company size.

In 2012, our management retained the services of Hewitt Associates to provide us insight as to what is common in the market including base salary competitiveness, bonus target and actual awards eligibility, types of awards, performance criteria, award sizes and vesting schedules for the long term incentive program. We reviewed the prevalent practice based upon a peer group consisting of the following 20 retailers: Amazon.com, Inc., Best Buy Co., Inc., Dick's Sporting Goods, Inc., Dollar General Corporation, The Gap, Inc., The Home Depot, Inc., J.C. Penney Company, Inc., Kohl's Corporation, Limited Brands, Inc., Lowe's Companies, Inc., Macy's, Inc., Michaels Stores, Inc., Nordstrom, Inc., Office Depot, Inc., OfficeMax Incorporated, PetSmart, Inc., Ross Stores, Inc., Staples, Inc., Target and The TJX Companies, Inc.
Perquisites
We provide our executive officers with perquisites that we believe are reasonable and consistent with the perquisites that would be available to them at other potential employers. We provide each of our executive officers with a car allowance or company-leased car; financial planning, accounting and tax preparation services; legal services; an annual executive physical; and reimbursement of relocation expenses. In addition, in connection with Ms. Merz’s assignment in Japan, she has been granted additional perquisites as described in footnote 8 of the “Summary Compensation Table.” We believe that providing Ms. Merz with these additional perquisites in connection with her overseas relocation was necessary in order to facilitate a smooth transition and allow her to focus on her new business assignment. Perquisites are valued at aggregate incremental cost to the Company.
For more information regarding perquisites for our executive officers, see the “Summary Compensation Table.”

Other Benefits
Other benefits for our executive officers include retirement benefits and health and insurance benefits. Based upon annual surveys sponsored by the Retail Benefits Group in which we have participated, we believe that our retirement program, including the amount of benefits, is comparable to those offered by other companies in the retail industry and, as a result, is needed to ensure that our executive compensation program remains competitive. The Retail Benefits Group consists of 34 member companies in which organizations must have $2 billion in annual retail revenue and employ at least 20,000 retail employees. The Retail Benefits Group provides a forum for the exchange of ideas and information so that member companies are better able to improve the efficiency and competitiveness of their benefit plans.
We maintain the “TRU” Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”) in which our U.S. named executive officers who have at least one year of employment with the Company are eligible to participate, along with a substantial majority of our employees. The Savings Plan is a traditional 401(k) plan, under which the Company matches 100% up to the first 4% of each plan participant’s (including our executive officers) earnings up to the Internal Revenue Code limit for each respective year in which the executive officer participates in the Savings Plan. The Company match is 100% vested on the funding date.
We also maintain the Supplemental Executive Retirement Plan (the “SERP”) for U.S. officers of the Company, including executive officers, who have one year of employment with the Company. Participants are generally 100% vested in their SERP accounts after completing five years of employment with the Company. The SERP provides supplemental retirement benefits that restore benefits to individuals whose retirement benefits are affected by the Internal Revenue Code limit on the maximum amount of compensation that may be taken into account under the Savings Plan. We intend the SERP to constitute an unfunded deferred compensation plan that is a “top-hat” plan under the Employee Retirement Income Security Act of 1974. We believe the SERP gives our executive officers parity in terms of retirement benefits with our other employees whose benefits are not subject to these limitations. In addition, the SERP supports the financial security component of compensation by providing a level of retirement benefits that is based on the actual level of compensation earned by our named executive officers during their employment rather than only a portion of such compensation.
Ms. Merz participates in the Toys Canada Deferred Profit Sharing Plan (“Deferred Profit Sharing Plan”). The Company contributes 8% of her earnings each year, and she is fully vested since participants are fully vested after 2 years. Ms. Merz is eligible to, but does not currently, participate in the Toys Canada Registered Retirement Savings Plan (“RRSP”), a defined contribution plan available to all employees, in which she can contribute between two percent and ten percent of her earnings annually and the Company will match 50% of such contribution up to two percent of her earnings.
Pursuant to his employment agreement, Mr. Urcelay is entitled to receive annual contributions equal to 15% of his base salary (the “Contribution Amount”). The Contribution Amount is utilized to purchase certain additional annuity products from MAPFRE Vida (the “MAPFRE Policies”), which provide certain payments to Mr. Urcelay upon maturity of each policy and prior to maturity, in the event of Mr. Urcelay’s disability or death.
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
2013 Transitional Compensation Arrangements
In connection with the transition of Mr. Storch from his role as Chief Executive Officer of the Company, on March 11, 2013 the Company granted special transition bonuses to senior management of the Company, including Mr. Creasey ($1,200,000), Ms. Merz (CAD $1,298,000 ($1,300,856 based on the Company’s average annual conversion rate in fiscal 2012)), Mr. Urcelay (1,164,000 Euros ($1,500,047 based on the Company's average annual conversion rate in fiscal 2012)) and Mr. Schwartz ($1,200,000), payable by the Company in lump sum payments on March 11, 2015. A pro rata portion of the bonus will be paid to an executive officer whose employment is terminated by the Company for any reason other than “cause” (as defined in the bonus agreement) between September 11, 2014 and March 11, 2015, based on the number of full months that have elapsed since the date of grant. No special transition bonus will be paid to an executive officer if such executive officer’s employment is terminated by the Company for any reason prior to September 11, 2014, by the Company for “cause” (as defined in the bonus agreement) at any time, or by the executive officer prior to the payment date.

In addition, on March 11, 2013, the Company entered into a Letter Agreement with Antonio Urcelay providing for an additional salary adjustment of 31,039 Euros per month ($40,000 per month based on the Company’s average annual conversion rate in fiscal 2012) beginning in March 2013, for so long as Mr. Urcelay continues to serve as head of the Company’s operating committee.
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
Equity Ownership Guidelines
We do not have formal equity ownership guidelines, although we have historically strongly encouraged our executive officers to invest in the Company through the Management Equity Plan. We believe equity ownership aligns our executive officers’ interests with our equity holders’ interests. The equity ownership of our named executive officers is set forth in the Beneficial Ownership Table in Item 12 “—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”
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
THE EXECUTIVE COMMITTEE
Michael M. Calbert
Matthew S. Levin
Wendy Silverstein

SUMMARY COMPENSATION TABLE
The following table summarizes the compensation awarded to, earned by or paid to the named executive officers for fiscals 2012, 2011 and 2010:

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards (1)(2)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Gerald L. Storch, Chairman of the Board and Chief Executive Officer	2012	$1,225,385	—	$1,200,012	$2,211,002	$500,000	$—	$111,456	(3)	$5,247,855
	2011	1,192,308	—	1,500,000	4,142,250	940,736	—	125,355		7,900,649
	2010	1,142,307	—	—	—	1,422,536	—	198,708		2,763,551

F. Clay Creasey, Jr., EVP - Chief Financial Officer	2012	577,692	—	283,316	522,050	217,595	—	70,195	(4)	1,670,848
	2011	561,923	—	266,640	736,409	221,465	—	62,779		1,849,216
	2010	540,384	—	—	—	321,677	—	72,886		934,947

David J. Schwartz,(5)EVP - General Counsel & Corporate Secretary	2012	542,308	—	333,344	1,001,084	255,840	—	61,086	(6)	2,193,662

Monika M. Merz, (7)President - Toys “R” Us, Asia Pacific	2012	651,160	—	333,344	542,166	284,201	—	1,418,899	(8)	3,229,770
	2011	586,461	—	333,360	1,199,491	736,535	—	1,103,599		3,959,446
	2010	526,513	—	—	—	805,872	—	1,461,727		2,794,112

Antonio Urcelay, (9)President of Europe	2012	705,563	—	416,680	1,198,963	398,543	—	285,579	(10)	3,005,328
	2011	740,487	—	416,640	1,150,634	587,026	—	276,609		3,171,396
	2010	654,679	—	—	—	840,478	—	229,966		1,725,123

(1)
Assuming the maximum award is achieved, the value of the stock awards, using a $44.00 stock price (the fair value of our common stock on the date of grant), would be $2,400,024 for Mr. Storch, $566,632 for Mr. Creasey, $666,688 for Mr. Schwartz, $666,688 for Ms. Merz and $833,360 for Mr. Urcelay.

(2)
These amounts represent the aggregate grant date fair value of equity awards granted in the specified fiscal year as calculated pursuant to ASC 718 (excluding estimates of forfeitures related to service-based and performance-based vesting conditions). For additional information about the valuation assumptions with respect to equity awards, refer to Note 7 of the financial statements included in this Annual Report on Form 10-K entitled “STOCK-BASED COMPENSATION.” See the “Outstanding Equity Awards at 2012 Fiscal Year-End” table below for the vesting terms and conditions of these awards. Amounts reported also reflect the incremental expense recorded during fiscals 2012 and 2011 (computed in accordance with ASC 718) related to certain awards that were required to be liability-classified as a result of Amendment No. 3 and Amendment No. 5 to the Management Equity Plan.  The incremental expense recognized in fiscal 2012 was $431,250 for Mr. Urcelay and $386,918 for Mr. Schwartz. For Ms. Merz, an incremental expense of $279,000 was recorded in fiscal 2011. The amendments did not result in any incremental expense for awards held by Mr. Storch and Mr. Creasey.

(3)
Includes $76,553 of Company contribution to the SERP, $26,745 for a leased car, $5,500 for financial planning services, $1,550 for an Executive Physical, $696 for life insurance premiums and $412 for long-term disability premiums.

(4)
Includes $27,998 for a leased car, $21,920 of Company contribution to the SERP, $18,169 of Company matching contribution to the Savings Plan, $1,000 financial incentive for flying economy class under the Toys “R” Us, Inc. Corporate Travel and Expense Reimbursement Policy, $696 for life insurance premiums and $412 for long-term disability premiums.

(5)	Mr. Schwartz was not a named executive officer in fiscals 2011 and 2010.

(6)
Includes $22,378 of Company contribution to the SERP, $21,600 for a car allowance, $15,800 of Company matching contribution to the Savings Plan, $696 for life insurance premiums, $412 for long-term disability premiums and a $200 Wellness Rebate for taking a health assessment and biometric screening.

(7)	Ms. Merz is compensated in Canadian Dollars which are converted to USD each fiscal year based on the average monthly rate. The exchange rates are as follows:
• Fiscal 2012 - 1.0000 CAD = 1.0022 USD
• Fiscal 2011 - 1.0000 CAD = 1.0098 USD
• Fiscal 2010 - 1.0000 CAD = 0.9726 USD
While she is on an ex-patriate assignment in Japan, certain benefits are paid for in Japanese Yen which are converted to USD each fiscal year based on the average monthly rate. The exchange rates are as follows:
• Fiscal 2012 - 1.0000 JPY = 0.01241 USD
• Fiscal 2011 - 1.0000 JPY = 0.01262 USD
• Fiscal 2010 - 1.0000 JPY = 0.0116 USD

(8)
Includes $518,663 for host country income tax payments for local benefits, $306,296 for Japanese estimated national income tax for 2012, $205,453 for a Cost of Living Allowance (COLA), $178,013 for housing, $108,626 Company contributions to the Deferred Profit Sharing Plan, $39,562 for home leave for Ms. Merz and her spouse, $20,044 for a car allowance, $18,871 for furniture rental, $14,695 for premiums for ex-patriate health care coverage for Ms. Merz and her spouse, $10,036 for utilities, $8,532 for tax preparations, $6,737 for Executive Wellness (benefit expenses not covered by the health plan), $4,517 for club fees for the American Club, $2,698 for language lessons for Ms. Merz and her spouse and $23,844 for tax equalization.

(9)	Mr. Urcelay is compensated in Euros which are converted to USD each fiscal year based on the average monthly rate. The exchange rates are as follows:
• Fiscal 2012 - 1.0000 EURO = 1.2887 USD
• Fiscal 2011 - 1.0000 EURO = 1.3895 USD
• Fiscal 2010 - 1.0000 EURO = 1.3184 USD

(10)
Includes $212,636 for the purchase of annuity products under the MAPFRE Policies, $34,420 for a leased car, $24,733 for executive life insurance premiums, $13,009 for executive medical premiums and $781 for financial planning services.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2012
The following table provides information on grants of plan-based awards to our named executive officers in fiscal 2012:

		Estimated Potential Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (4)(5)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards (#/sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold(2)	Target	Maximum(3)	Threshold (#)	Target (#)	Maximum (#)
Storch		—	$2,460,000	3,444,000	—	—	—	—	—	—	—
	5/21/2012	—	—	—	6,818	27,273	54,546	—	—	—	$1,200,012
	5/21/2012	—	—	—	—	—	—	—	109,091	$44.00	2,211,002
Creasey		—	580,000	1,624,000	—	—	—	—	—	—	—
	5/21/2012	—	—	—	1,610	6,439	12,878	—	—	—	283,316
	5/21/2012	—	—	—	—	—	—	—	25,758	44.00	522,050
Schwartz		—	550,000	1,540,000	—	—	—	—	—	—	—
	5/21/2012	—	—	—	1,894	7,576	15,152	—	—	—	333,344
	5/21/2012	—	—	—	—	—	—	—	30,303	44.00	614,166
		—	—	—	—	—	—	—	22,430	—	386,918	(6)
Merz		—	691,217	1,696,623	—	—	—	—	—	—	—
	5/21/2012	—	—	—	1,894	7,576	15,152	—	—	—	333,344
	5/21/2012	—	—	—	—	—	—	—	30,303	44.00	614,166
Urcelay		—	779,664	1,913,720	—	—	—	—	—	—	—
	5/21/2012	—	—	—	2,368	9,470	18,940	—	—	—	416,680
	5/21/2012	—	—	—	—	—	—	—	37,879	44.00	767,713
		—	—	—	—	—	—	—	25,000	—	431,250	(6)

(1)
These amounts reflect estimated possible payouts under our annual incentive awards granted for fiscal 2012. Our Executive Committee approved the threshold, target and maximum payment amounts for fiscal 2012 in June 2012. Each named executive officer’s target payout was the following percentage of his or her base salary: 200% for Mr. Storch, 110% for Mr. Urcelay and Ms. Merz, and 100% for Messrs. Creasey and Schwartz. The target payout is weighted 70% on the Financial Component and 30% on the Personal Component for Mr. Urcelay and Ms. Merz. The target payout is weighted 80% on the Financial Component and 20% on the Personal Component for Messrs. Storch, Creasey and Schwartz. For more information, see “—COMPENSATION DISCUSSION AND ANALYSIS — ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM — ANNUAL INCENTIVE AWARDS” section set forth above.

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

(3)
The maximum, which refers to the maximum payout possible under the Management Incentive Plan, for fiscal 2012 was 300% of the Financial Component target and 200% of the Personal Component target. For a further description of these awards, see “—COMPENSATION DISCUSSION AND ANALYSIS — ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM — ANNUAL INCENTIVE AWARDS” set forth above.

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

(5)
These awards were granted under the 2010 Incentive Plan. The fair value of a share of common stock on the grant date was $44.00. Refer to Note 7 of the financial statements included in this Annual Report on Form 10-K entitled “STOCK-BASED COMPENSATION” for more information.

(6)
Amounts reported reflect the incremental expense (computed in accordance with ASC 718) incurred related to certain awards that were required to be liability-classified in May 2012, as a result of Amendment No. 5 to the Management Equity Plan. Refer to Note 7 of the financial statements included in this Annual Report on Form 10-K entitled “STOCK-BASED COMPENSATION” for more information.

NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND THE GRANTS OF PLAN-BASED AWARDS IN FISCAL 2012 TABLE:
Management Equity Plan
Until fiscal 2011, we utilized awards under the Management Equity Plan as a long term incentive to attract and retain our officers. Commencing in fiscal 2011, our compensation strategy for our named executive officers included grants under the 2010 Incentive Plan and we no longer plan on making grants to our officers under the Management Equity Plan.
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
Commencing in February 2011, participants in the Management Equity Plan have the right to elect to be bound by the terms and conditions of Amendment No. 3 to the Management Equity Plan. This amendment, among other things, reduces the retirement criteria from age 62 with 10 years of service to age 60 with 10 years of service, accelerates vesting of all options upon death, disability or retirement and makes the non-competition period apply in the case of resignation for any reason and applies the non-competition period for the greater of one year and any severance period for termination without Cause. All of the named executive officers have agreed to be bound by Amendment No. 3, although only Ms. Merz and Mr. Urcelay are currently eligible for retirement under this criteria. Effective as of March 2, 2012, the Management Equity Plan was amended to: (i) allow a longer exercise period and cashless exercise of stock options held by a participant who is terminated without cause after four or more years of service and (ii) to allow rollover options to be exercised in a cashless exercise in all cases. Effective as of May 2012, the Management Equity Plan was further amended to allow officers the right to sell back to the Company up to twenty-five percent (25%) of such officer’s Original Investment Shares, during permitted transaction windows, until the occurrence of an initial public offering. Effective as of March 12, 2013, the Management Equity Plan was further revised to provide that any participant in the Management Equity Plan, including the named executive officers, who is a former employee of the Company or its affiliates as of March 1, 2013 or who continues to be employed by the Company or its affiliates, has the right to put to the Company (i) in 2013, up to fifty percent (50%) of his or her Original Investment Shares held at March 1, 2013 and (ii) in 2014, any or all of the participant’s then remaining Original Investment Shares, in each case, during permitted transaction windows, until the occurrence of an initial public offering of the Company. In each case, the purchase price per share payable by the Company in connection with any such put rights will be the fair market value determined as of a date determined by the Board that is the anticipated closing date of the repurchase.
In the event of a corporate transaction, such as a stock split, reorganization, merger, consolidation or other change in common stock, the Board, in its discretion, will make such changes in the number and type of shares covered by outstanding awards to prevent dilution or enlargement of the rights of participants under the Management Equity Plan.
The Board at any time may suspend or terminate the Management Equity Plan and make such additions or amendments as it deems advisable under the Management Equity Plan, provided that the Board may not change any terms of an award agreement in a manner adverse to a participant without the prior written approval of such participant. More detail about stock options held by our named executive officers (including the vesting provisions related to these grants) are shown in the tables that follow this discussion, including the “—Outstanding Equity Awards at 2012 Fiscal Year-End” table.
Our executive officers who were employed at the time of the Merger (including Mr. Urcelay, Ms. Merz and Mr. Schwartz) were offered the opportunity at that time to invest in the Company along with the Sponsors, by either making a cash investment to purchase restricted shares of common stock under the Management Equity Plan or rolling over previously existing options into the Management Equity Plan. Our executive officers who were hired after the Merger were provided the option of making a cash investment to purchase restricted shares of common stock. The equity ownership of our named executive officers is set forth in the Beneficial Ownership table in Item 12 “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”
2010 Incentive Plan
The 2010 Incentive Plan is an omnibus plan that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, performance awards, dividend equivalents and other stock or stock based awards.
The Performance Equity will vest based on the achievement of the performance metrics described above, if the executive officer continues to be employed by us on the third anniversary of the date of grant. At the time of grant, the Company believed that a three (3) year measurement period was in our best interests as it encouraged the Company’s performance over a longer time period while not being so long as to be too difficult to set realistic goals for our executive officers. For further information on the thresholds and performance metrics for the Performance Equity, see “Compensation Discussion and Analysis — Long Term Incentives — The 2010 Incentive Plan.”
The Options will vest 50% on the second anniversary of the grant, another 25% on the third anniversary of the grant, and the final 25% on the fourth anniversary of the grant. We believe that a four year vesting period is consistent with the peer group data and it provides us with the necessary retention incentive while at the same time providing our executive officers with the ability to vest in a portion of the Options during the four year vesting period, which we believe will properly motivate our executive officers. For further information on the vesting of the Performance Equity and the Options on a change in control of the Company or other termination scenarios, see “Potential Payments Upon Termination or Change in Control — 2010 Incentive Plan.” Pursuant to the terms of the stock option award agreements, a participant may exercise vested stock options pursuant to a cashless exercise in cases of termination without cause or resignation for good reason after four or more years of continuous service with the Company and in certain cases of retirement.
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
The Board at any time may terminate the 2010 Incentive Plan and make such amendments as it deems advisable under the 2010 Incentive Plan, provided that certain amendments are subject to stockholder approval and the Board may not change any terms of an award agreement in a manner adverse to a participant without the prior written approval of such participant. More detail about stock options and other awards held by our named executive officers (including the vesting provisions related to these grants) are shown in the tables that follow this discussion, including the “—Outstanding Equity Awards at 2012 Fiscal Year-End” table.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

The following table provides information with respect to the option awards and stock awards held by the named executive officers at fiscal year-end:

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
Storch	2/7/2006 (1)	747,664	—		—	$26.75	2/7/2016	—	—	—	—
	5/26/2011 (2)	—	150,000		—	60.00	5/26/2021	—	—	6,250	$200,000
	5/21/2012 (2)	—	109,091		—	44.00	5/21/2022	—	—	6,818	218,176
Creasey	8/6/2007 (1)	122,841	—		—	32.00	8/6/2017	—	—	—	—
	5/26/2011 (2)	—	26,667		—	60.00	5/26/2021	—	—	1,111	35,552
	5/21/2012 (2)	—	25,758		—	44.00	5/21/2022	—	—	1,610	51,520
Schwartz	7/21/2005 (1)	50,466	—		—	26.75	7/21/2015	—	—	—	—
	6/30/2009 (1)	14,604	9,738		—	27.00	6/30/2019	—	—	—	—
	10/30/2009 (1)	14,082	9,390		—	28.00	10/30/2019	—	—	—	—
	5/26/2011 (2)	—	26,667		—	60.00	5/26/2021	—	—	1,111	35,552
	5/21/2012 (2)	—	30,303		—	44.00	5/21/2022	—	—	1,894	60,608
Merz	7/21/2005 (1)	50,466	—		—	26.75	7/21/2015	—	—	—	—
	5/26/2011 (2)	—	33,333	(5)	—	60.00	5/26/2021	—	—	1,389	44,448
	5/21/2012 (2)	—	30,303	(5)	—	44.00	5/21/2022	—	—	1,894	60,608
Urcelay	4/1/2003 (3)	17,371	—		—	8.25	4/1/2013	—	—	—	—
	7/21/2005 (1)	122,841	—		—	26.75	7/21/2015	—	—	—	—
	5/26/2011 (2)	—	41,667	(5)	—	60.00	5/26/2021	—	—	1,736	55,552
	5/21/2012 (2)	—	37,879	(5)	—	44.00	5/21/2022	—	—	2,368	75,776

(1)
These options time vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date. The vesting of these options may accelerate under certain circumstances as further described in “—POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”

(2)
These options vest 50% on the second anniversary of the grant date, 25% on the third anniversary of the grant date and 25% on the fourth anniversary of the grant date. These performance shares and units vest in accordance with the vesting provisions as discussed above in the Narrative Supplement to the Summary Compensation Table and the Grants of Plan-Based Awards in Fiscal 2012 Table.

(3)
In connection with the Merger, holders of vested stock options (“Pre-Merger Options”) to purchase equity in the Company were permitted to exchange these Pre-Merger Options for a like value of fully vested stock options (“Rollover Options”) to purchase shares of common stock under the Management Equity Plan. The stock options listed in these rows are Rollover Options, which are fully vested.

(4)
In calculating the amount set forth in the table, we utilized a per share value of $32.00, which was the fair value of our shares of common stock as of March 12, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(5)
The stock options granted to Ms. Merz and Mr. Urcelay on May 21, 2012 and May 26, 2011 will become exercisable upon retirement as they meet the age and service criteria for retirement (i.e., voluntary termination of employment after attaining age 60 with at least ten (10) years of continuous service with the Company).

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2012
The following table provides information regarding the values realized by our named executive officers upon the exercise of stock options and vesting of stock awards in fiscal 2012:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercises	Value Realized on Exercises (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting
Storch	—	$—	—	$—
Creasey	—	—	—	—
Schwartz	22,430	783,932	—	—
Merz	12,000	395,041	—	—
Urcelay	7,629	272,737	—	—

(1)
The value realized on exercise is based on the valuation price during the transaction window when the named executive officer exercised the stock options. At the time these stock options were exercised, the valuation prices were $44.00 per share.

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2012
The following table provides information regarding contributions, earnings and balances for our named executive officers under nonqualified deferred compensation plans:

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)(2)	Aggregate Earnings at Last FY (3)	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE (4)
Storch	$—	$76,553	$14,754	$—	$906,368
Creasey	—	21,920	19,070	—	234,166
Schwartz	—	22,378	19,941	—	207,387
Merz(5)	—	102,445	—	102,445	—
Urcelay(6)	—	212,636	69,922	—	902,592

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

(2)	All contributions that we made for each executive officer during fiscal 2012 were included in the “All Other Compensation” column of the Summary Compensation Table above.

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

(4)
Of the aggregate balance amount set forth in this column, $769,557 and $185,938 were previously reported in the Summary Compensation table for Messrs. Storch and Creasey, respectively, for prior fiscal years. $725,264 was previously reported in the Summary Compensation Table for contributions to the Spain Savings Plan and the MAPFRE policies for Mr. Urcelay for prior fiscal years.

(5)
Pursuant to the terms of her employment, Ms. Merz is entitled to receive from the Company a contribution amount equal to 8% of her pay, which was equal to $108,626 for fiscal 2012. Under Canadian law, the Company can only contribute $6,181 to the Deferred Profit Sharing Plan. The balance of the Company contribution, $102,445, is paid to Ms. Merz in a lump sum cash payment.

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
For Messrs. Storch, Creasey and Schwartz:
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

•
an amount equal to two times the sum of (x) his then-current base salary and (y) his target annual bonus amount payable in twenty four (24) monthly installments, except such amount will be payable in a lump sum, subject to statutory limitations, if the executive’s termination of employment occurs two years after a change in control (as defined in the 2010 Incentive Plan); and

•
continuation of medical, dental and life insurance benefits, with the executive paying a portion of such costs as if his employment had not terminated, until the earlier to occur of (i) the end of the twenty four (24) month period commencing on the date of termination of employment (the “Severance Period”) or (ii) the date on which the executive commences to be eligible for coverage under substantially comparable medical, dental and life insurance benefit plans from any subsequent employer.

•	in addition, Mr. Storch shall be permitted to sell his shares of Common Stock back to the Company at a per share price equal to the current fair market value.
Restrictive Covenants. During the term of their employment and during the Severance Period, each of Messrs. Storch, Creasey, and Schwartz have agreed not to:

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
On February 7, 2013, the Company and Mr. Storch entered into a letter agreement which amended the terms of Mr. Storch’s employment agreement described above. Pursuant to the letter agreement, the period for Mr. Storch’s non-competition obligation began to run on February 7, 2013. For more information, see “—Summary of Payments and Benefits Upon Termination or Change in Control—Gerald L. Storch” below.
For Ms. Merz:
Termination for Cause, Resignation Without Good Reason (including Retirement). If Ms. Merz’s employment is terminated for cause or she resigns without good reason (as such terms are defined in each of their employment agreements), she will receive:

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
Termination Without Cause, Resignation for Good Reason or Termination due to Reassignment of Position. If Ms. Merz’s employment is terminated without cause or she resigns for good reason (which shall include notice by the Company that it is not extending Ms. Merz's employment term or the attempted reassignment of Ms. Merz to a new position and for which she rejects or refuses such reassignment), she will receive:

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

•
an amount equal to two (2) times the sum of: (x) her current base salary for the fiscal year in which her employment was terminated and (y) her target annual incentive award, payable in equal installments for 24 months in accordance with normal payroll periods; provided if Ms. Merz is terminated without cause or resigns for good reason within six months prior to, or two years following, a change in control, such payment will be in a lump sum.

•
continuation of dental and life insurance benefits, with the executive paying a portion of such costs as if her employment had not terminated, until the earlier to occur of (i) the end of the twenty four (24) month period commencing on the date of termination of employment or (ii) such time as she accepts other employment and becomes eligible for dental and life insurance coverage.

Upon the expiration or the termination of her employment agreement (except by the Company for Cause or by Ms. Merz without Good Reason), the Company will pay the reasonably necessary shipping and travel costs to relocate Ms. Merz and her spouse from Japan to her residence in Canada.
Restrictive Covenants. During the term of her employment and during the two (2) years thereafter, Ms. Merz has agreed not to:

•	engage either directly or indirectly in a Competitive Business (as defined in her employment agreement);

•	enter the employ of, or render any services to, any person who or which engages in a Competitive Business;

•	acquire a financial interest in, or otherwise become actively involved with, any Competitive Business, directly or indirectly;

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

•
any stock options and restricted stock will continue vesting for ninety days after the date of termination, but once the ninety day period has elapsed any unvested stock options will be automatically canceled;

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
Under the Management Equity Plan, as amended, including an amendment to which each of the named executive officers has elected to be bound, the unvested portion of options will accelerate and become vested if an executive officer ceases to be employed by the Company or any of its subsidiaries upon retirement (defined as reaching the age of 60 with ten or more years of service to the Company), death or disability. In addition, the unvested portion of options will accelerate and become vested upon a change in control as defined in the Management Equity Plan. If an executive officer, other than described above for Mr. Urcelay, ceases to be employed for any reason, then the portion of such executive officer’s stock options that have not fully vested as of such executive officer’s date of termination of employment (the “Termination Date”) shall expire at such time.
The portion of an executive officer’s stock options that have fully vested as of such executive officer’s Termination Date shall expire (i) 30 days after such executive officer’s Termination Date if the executive officer is terminated without Cause (as defined in the Management Equity Plan) when the executive officer is not retirement eligible, or if the executive officer resigns for any reason other than retirement; provided that if the executive officer is terminated without Cause and has been employed by the Company for a period of four or more consecutive years, such expiration date will be 30 days following the next date at which the Board determines fair market value of the Company's shares of common stock, (ii) one year after the termination date if an executive officer is terminated due to death, disability or retirement or is terminated without Cause after becoming eligible for retirement and (iii) immediately upon termination if such executive officer is terminated with Cause.
In the event that an executive officer ceases to be employed by the Company or any of its subsidiaries for any reason, all common stock received by such executive officer pursuant to the Management Equity Plan (including vested options to purchase shares of common Stock) may be subject to purchase by the Company and the Sponsors. In cases of death, disability and retirement, such executive officer has the right to require the Company to purchase all of his or her common stock received pursuant to the Management Equity Plan. In addition, each executive officer will be permitted to exercise vested stock options on a cashless basis in certain cases of retirement and in cases of termination without cause if continuously employed by the Company for a period of four or more years. Please see “Narrative Supplement to the Summary Compensation Table and the Grants of Plan-Based Awards in Fiscal 2012 Table” above and the “—Summary of Payments and Benefits Upon Termination or Change in Control” tables below for more information.
The 2010 Incentive Plan
The 2010 Incentive Plan and the award agreements thereunder govern the vesting and exercise of stock options, restricted stock and restricted stock units (issued under the 2010 Incentive Plan) upon termination of employment.
Under the 2010 Incentive Plan and the award agreements thereunder, if an executive officer ceases, other than described above for Mr. Urcelay, to be employed by the Company or any of its subsidiaries for any reason (other than death, disability or retirement (as such terms are defined in the 2010 Incentive Plan)), then the portion of such executive officer’s stock options, restricted stock and restricted stock units that have not fully vested as of such executive officer’s date of termination of employment (the “Termination Date”) shall expire at such time. In the event an executive officer ceases to be employed by the Company or any of its subsidiaries by reason of death, disability or retirement, then (i) all outstanding stock options will become fully vested; (ii) all time-based vesting restrictions will lapse and be deemed fully satisfied as on the Termination Date; and (iii) all the payout opportunities attainable under outstanding performance-based awards will be deemed to have been earned by the executive officer as of the Termination Date, and the amount to be paid to the executive officer, if any, will be based on the actual level of achievement of all relevant performance goals against target and will be measured as of the end of the performance period in which such termination occurred and such amount will be a pro rata payout based upon the length of time within the performance period that had elapsed prior to the Termination Date over the performance period.
Under the 2010 Incentive Plan and the award agreements thereunder, the portion of an executive officer’s stock options that have fully vested as of such executive officer’s Termination Date shall expire (i) one year after such executive officer’s Termination Date if the executive officer is terminated due to death, disability or retirement or is terminated without cause when retirement eligible; (ii) 90 days after such executive officer’s Termination Date if the executive officer is terminated by the Company without cause or by the executive officer for good reason (as defined in the 2010 Incentive Plan); (iii) 30 days after such executive officer’s Termination Date if the executive officer is terminated by the executive officer without good reason; and (iv) immediately upon termination if such executive officer is terminated with cause. In addition, each executive officer will be permitted to exercise vested stock options on a cashless basis for (i) in certain cases of retirement and (ii) in cases of termination without cause if continuously employed by the Company for a period of four or more years.
Upon the occurrence of a change in control (as defined in the 2010 Incentive Plan), (i) awards for outstanding stock options will become fully exercisable, (ii) all other outstanding awards will no longer be subject to time-based vesting restrictions, and (iii) awards subject to performance-vesting conditions will be deemed to have fully earned a pro-rata payout of the target payout based upon the length of time within the performance period that had elapsed prior to the change in control over the performance period. Please see “Narrative Supplement to the Summary Compensation Table and the Grants of Plan-Based Awards in Fiscal 2012 Table” above and the “—Summary of Payments and Benefits Upon Termination or Change in Control” tables below for more information.
Summary of Payments and Benefits Upon Termination or Change in Control
The following summaries and tables summarize the estimated value of the termination payments and benefits that each of our named executive officers would receive if there was a change in control and/or his or her employment was terminated on February 2, 2013 under the various circumstances described in the tables.
GERALD L. STORCH
On February 13, 2013, the Company announced that Mr. Storch will transition from his role as Chief Executive Officer of the Company, while remaining as Chairman of the Board of the Company. In connection with the transition, the Company and Mr. Storch have agreed, among other things, that (i) when Mr. Storch ceases serving as Chief Executive Officer, Mr. Storch's separation from the Company will be treated under his employment agreement and stock compensation plans under which he holds awards in a manner consistent with a separation from service with the Company by Mr. Storch for “good reason” or by the Company without “cause”, as applicable. The definitions of “good reason” and “cause” are as defined in his employment agreement and the applicable stock compensation plans.
Pursuant to Mr. Storch's employment agreement, as modified as described above, upon his separation from the Company, Mr. Storch will receive (i) his annual incentive award for fiscal 2012 to the extent not previously paid, (ii) a pro-rata portion of his annual incentive award for fiscal 2013 earned through the date of separation, based on the Company's actual results as opposed to his target annual incentive award, (iii) subject to Mr. Storch's compliance with his existing post-separation non-competition obligations (which began to run on February 7, 2013) and confidentiality obligations, an amount equal to two times the sum of (x) his then-current base salary and (y) his target annual bonus amount, payable in twenty-four monthly installments, (iv) continuation of medical, dental and life insurance benefits for a period of, potentially, up to twenty-four months (or equivalent payment in respect thereof), with Mr. Storch paying a portion of such costs as if his employment had not terminated. In addition, Mr. Storch's separation shall be treated as a termination without “cause” for the purposes of vesting of any stock options or performance shares and for triggering any exercise periods relating to stock options. Mr. Storch also will be permitted to sell the shares of Common Stock he purchased under the Management Equity Plan back to the Company at its fair market value on the date of purchase by the Company and to exercise any vested options using a net cashless exercise process to cover both exercise price and statutory withholding taxes payable on any such exercise. Pursuant to these arrangements, if Mr. Storch's separation from the Company had occurred as of the end of fiscal 2012, Mr. Storch would have received an aggregate of $7,903,460 (which calculation includes Mr. Storch's fiscal 2012 annual incentive award and is otherwise calculated based upon the assumptions described in the tables set forth below) in addition to the proceeds from the exercise of vested stock options and the sale of shares of Common Stock to the Company at fair market value.
F. CLAY CREASEY JR.

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance (1)	$—	$2,320,000	$—	$—	$—	$—	$2,320,000
Fiscal 2012 Annual Bonus	—	217,595	—	217,595	217,595	—	217,595
Fiscal 2007 Stock Option Grant (2)	—	—	—	—	—	—	—
Fiscal 2011 Stock Option Grant (3)	—	—	—	—	—	—	—
Fiscal 2011 Performance Shares Grant (4)	—	—	79,611	79,611	79,611	79,611	79,611
Fiscal 2012 Stock Option Grant (3)	—	—	—	—	—	—	—
Fiscal 2012 Performance Units Grant (4)	—	—	41,962	41,962	41,962	41,962	41,962
Benefit Continuation (5)	—	9,353	—	—	—	—	9,353
TOTAL	$—	$2,546,948	$121,573	$339,168	$339,168	$121,573	$2,668,521

(1)
Severance amounts payable due to a Termination Without Cause or Resignation For Good Reason are payable over a two year period. Upon a Change in Control, such payments will be paid in a lump-sum amount, subject to statutory limitations.

(2)
Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. These options are 100% vested, so he would not recognize any additional value.

(3)
Pursuant to the 2010 Incentive Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $32.00, which was the fair value of our shares of common stock as of March 12, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed. Because the per share value of $32.00 is less than the option exercise price of $60.00 and $44.00, no value is reflected in the table.

(4)
Pursuant to the 2010 Incentive Plan, the unvested portion of performance shares will accelerate and become vested pro-rata upon retirement, death or disability based on actual results. For purposes of this table, we assumed achievement of target results. The unvested portion of performance shares will accelerate and become vested pro-rata upon a change in control based on target results. In calculating the amounts set forth in the table, we utilized the target number of performance shares and a per share value of $32.00, which was the fair value of our shares of common stock as of March 12, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(5)	Represents estimated Company costs based on fiscal 2013 projections for medical, dental and life insurance coverage for the duration of the Severance Period.
Pursuant to the Management Equity Plan, if the Company terminates Mr. Creasey’s employment for Cause (as defined in the Management Equity Plan) or Mr. Creasey retires or resigns and violates his non-competition covenant, the Company and the Sponsors may purchase, solely at their option, Mr. Creasey’s shares of common stock at the lesser of (i) the value on the date of issuance and (ii) the fair value. If Mr. Creasey dies or becomes disabled or resigns with or without Good Reason (as defined in his employment agreement) or if the Company terminates Mr. Creasey’s employment without Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Mr. Creasey’s shares of common stock at fair value. In cases of death, disability or in certain circumstances upon retirement, Mr. Creasey will have the right to sell to the Company all of his shares received pursuant to the Management Equity Plan. These repurchase rights also apply to the shares of common stock underlying each vested stock option.
Upon any termination, Mr. Creasey has the right to withdraw his Savings Plan balance, which, as of February 2, 2013, was $200,406. In addition, upon any termination other than for cause, as defined in the SERP, the Company will pay Mr. Creasey the outstanding balance in his SERP account, which, as of February 2, 2013, was $234,166.
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
DAVID J. SCHWARTZ

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance (1)	$—	$2,200,000	$—	$—	$—	$—	$2,200,000
Fiscal 2012 Annual Bonus	—	255,840	—	255,840	255,840	—	255,840
Fiscal 2005 Stock Option Grant (2)	—	—	—	—	—	—	—
Fiscal 2009 Stock Option Grants (3)	—	—	86,250	86,250	86,250	86,250	86,250
Fiscal 2011 Stock Option Grant (4)	—	—	—	—	—	—	—
Fiscal 2011 Performance Shares Grant (5)	—	—	79,611	79,611	79,611	79,611	79,611
Fiscal 2012 Stock Option Grant (4)	—	—	—	—	—	—	—
Fiscal 2012 Performance Units Grant (5)	—	—	49,372	49,372	49,372	49,372	49,372
Benefit Continuation (6)	—	16,449	—	—	—	—	16,449
TOTAL	$—	$2,472,289	$215,233	$471,073	$471,073	$215,233	$2,687,522

(1)
Severance amounts payable due to a Termination Without Cause or Resignation For Good Reason are payable over a two year period. Upon a Change in Control, such payments will be paid in a lump-sum amount, subject to statutory limitations.

(2)
Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. These options are 100% vested, so he would not recognize any additional value.

(3)
Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amount set forth in the table, we utilized a per share value of $32.00, which was the fair value of our shares of common stock as of March 12, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(4)
Pursuant to the 2010 Incentive Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $32.00, which was the fair value of our shares of common stock as of March 12, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

Because the per share value of $32.00 is less than the option exercise price of $60.00 and $44.00, no value is reflected in the table.

(5)
Pursuant to the 2010 Incentive Plan, the unvested portion of performance shares will accelerate and become vested pro-rata upon retirement, death or disability based on actual results. For purposes of this table, we assumed achievement of target results. The unvested portion of performance shares will accelerate and become vested pro-rata upon a change in control based on target results. In calculating the amounts set forth in the table, we utilized the target number of performance shares and a per share value of $32.00, which was the fair value of our shares of common stock as of March 12, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(6)	Represents estimated Company costs based on fiscal 2013 projections for medical, dental and life insurance coverage for the duration of the Severance Period.
Pursuant to the Management Equity Plan, if the Company terminates Mr. Schwartz’s employment for Cause (as defined in the Management Equity Plan) or Mr. Schwartz retires or resigns and violates his non-competition covenant, the Company and the Sponsors may purchase, solely at their option, Mr. Schwartz’s shares of common stock at the lesser of (i) the value on the date of issuance and (ii) the fair value. If Mr. Schwartz dies or becomes disabled or resigns with or without Good Reason (as defined in his employment agreement) or if the Company terminates Mr. Schwartz’s employment without Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Mr. Schwartz’s shares of common stock at fair value. In cases of death, disability or in certain circumstances upon retirement, Mr. Schwartz will have the right to sell to the Company all of his shares received pursuant to the Management Equity Plan. These repurchase rights also apply to the shares of common stock underlying each vested stock option.
Upon any termination, Mr. Schwartz has the right to withdraw his Savings Plan balance, which, as of February 2, 2013, was $412,777. In addition, upon any termination other than for cause, as defined in the SERP, the Company will pay Mr. Schwartz the outstanding balance in his SERP account, which, as of February 2, 2013, was $207,387.
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
MONIKA M. MERZ(1)

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Termination due to Reassignment of Position	Expiration of Employment Term	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance (2)	$—	$2,639,193	$—	$2,639,193	$—	$—	$—	$—	$2,639,193
Fiscal 2012 Annual Bonus	—	284,201	284,201	284,201	—	284,201	—	—	284,201
Fiscal 2005 Stock Option Grant (3)	—	—	—	—	—	—	—	—	—
Fiscal 2011 Stock Option Grant (4)	—	—	—	—	—	—	—	—	—
Fiscal 2011 Performance Units Grant (5)	—	—	—	—	99,531	99,531	99,531	99,531	99,531
Fiscal 2012 Stock Option Grant (4)	—	—	—	—	—	—	—	—	—
Fiscal 2012 Performance Units Grant (5)	—	—	—	—	49,372	49,372	49,372	49,372	49,372
Benefit Continuation (6)	—	14,695	—	—	—	—	—	—	14,695
TOTAL	$—	$2,938,089	$284,201	$2,923,394	$148,903	$433,104	$148,903	$148,903	$3,086,992

(1)	All amounts calculated in Canadian dollars have been converted to USD using the rate of 1.0000 CAD = 1.0022 USD.

(2)	All severance amounts are payable over a two year period. Upon a Change in Control, such payments will be paid in a lump sum amount.

(3)
Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. These options are 100% vested, so she would not recognize any additional value.

(4)
Pursuant to the 2010 Incentive Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $32.00, which was the fair value of our shares of common stock as of March 12, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed. Because the per share value of $32.00 is less than the option exercise price of $60.00 and $44.00, no value is reflected in the table.

(5)
Pursuant to the 2010 Incentive Plan, the unvested portion of performance shares will accelerate and become vested pro-rata upon retirement, death or disability based on actual results. For purposes of this table, we assumed achievement of target results. The unvested portion of performance shares will accelerate and become vested pro-rata upon a change in control based on target results. In calculating the amounts set forth in the table, we utilized the target number of performance stock units and a per share value of $32.00, which was the fair value of our shares of common stock as of March 12, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(6)
Represents estimated Company costs of dental and life insurance coverage based on fiscal 2012 actual amounts for the duration of the Severance Period. Additionally, the amount includes estimates for certain relocation costs from Japan to Ms. Merz’s residence in Canada upon termination.

Pursuant to the Management Equity Plan, if the Company terminates Ms. Merz’s employment for Cause (as defined in the Management Equity Plan) or Ms. Merz retires or resigns and violates her non-competition covenant, the Company and the Sponsors may purchase, solely at their option, Ms. Merz’s shares of common stock at the lesser of (i) the value on the date of issuance and (ii) the fair value. If Ms. Merz dies or becomes disabled or resigns with or without Good Reason (as defined in her employment agreement) or if the Company terminates Ms. Merz’s employment without Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Ms. Merz’s shares of common stock at fair value. In cases of death, disability or in certain circumstances upon retirement, Ms. Merz will have the right to sell to the Company all of her shares received pursuant to the Management Equity Plan. These repurchase rights also apply to the shares of common stock underlying each vested stock option.
ANTONIO URCELAY(1)

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation Due to Relocation	Retirement	Death	Long-Term Disability	Change in Control	Termination or Specified Resignation Due to a Change of Control
Severance (2)	$—	$2,232,673	$—	$—	$—	$—	$2,232,673
Fiscal 2012 Annual Bonus	—	398,543	—	—	—	—	398,543
Fiscal 2005 Stock Option Grant (3)	—	—	—	—	—	—	—
Fiscal 2011 Stock Option Grant (4)	—	—	—	—	—	—	—
Fiscal 2011 Performance Units Grant (5)	—	—	124,396	124,396	124,396	124,396	124,396
Fiscal 2012 Stock Option Grant (4)	—	—	—	—	—	—	—
Fiscal 2012 Performance Units Grant (5)	—	—	61,715	61,715	61,715	61,715	61,715
Executive Retirement Plan Balance (6)	—	—	902,592	902,592	902,592	—	—
Executive Life Insurance (7)	—	—	—	3,543,925	3,543,925	—	—
Benefit Continuation & Other Perquisites (8)	—	349,081	—	—	—	—	—
TOTAL	$—	$2,980,297	$1,088,703	$4,632,628	$4,632,628	$186,111	$2,817,327

(1)	All amounts calculated in Euros have been converted to USD using the rate of 1.0000 EURO = 1.2887 USD.

(2)	Represents the maximum amount of severance that Mr. Urcelay may receive. All severance amounts are payable over an 18 month period.

(3)
Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. These options are 100% vested, so he would not recognize any additional value.

(4)
Pursuant to the 2010 Incentive Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $32.00, which was the fair value of our shares of common stock as of March 12, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

Because the per share value of $32.00 is less than the option exercise price of $60.00 and $44.00, no value is reflected in the table.

(5)
Pursuant to the 2010 Incentive Plan, the unvested portion of performance shares will accelerate and become vested pro-rata upon retirement, death or disability based on actual results. For purposes of this table, we assumed achievement of target results. The unvested portion of performance shares will accelerate and become vested pro-rata upon a change in control based on target results. In calculating the amounts set forth in the table, we utilized the target number of performance stock units and a per share value of $32.00, which was the fair value of our shares of common stock as of March 12, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(6)	This amount represents his benefit entitlement under the MAPFRE Policies. For more information on his balance, see the Nonqualified Deferred Compensation table above.

(7)	All benefit eligible employees in Spain receive, at no cost to the individual, a life insurance benefit. Mr. Urcelay’s benefit amount is equal to five times his base salary.

(8)
Represents estimated Company costs of the following benefits and perquisites based on fiscal 2012 actual amounts for the duration of the Severance Period: $277,014 for Company contributions to his Defined Contribution Plan, $51,630 for a Company car, $19,166 for health benefit continuation and 1,271 for tax advice and continued use of Company provided laptop and cell phone.

Pursuant to the Management Equity Plan, if the Company terminates Mr. Urcelay’s employment for Cause (as defined in the Management Equity Plan) or Mr. Urcelay retires or resigns and violates his non-competition covenant, the Company and the Sponsors may purchase, solely at their option, Mr. Urcelay’s shares of common stock at the lesser of (i) the value on the date of issuance and (ii) the fair value. If Mr. Urcelay dies or becomes disabled or resigns with or without Good Reason (as defined in his employment agreement) or if the Company terminates Mr. Urcelay’s employment without Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, Mr. Urcelay’s shares of common stock at fair value. In cases of death, disability or in certain circumstances upon retirement, Mr. Urcelay will have the right to sell to the Company all of his shares received pursuant to the Management Equity Plan. These repurchase rights also apply to the shares of common stock underlying each vested stock option.
DIRECTOR COMPENSATION IN FISCAL 2012
Other than Mr. Goodman, we currently do not pay our directors any compensation for serving on our Board of Directors. We plan on paying all directors that are not affiliated with the Sponsors an annual cash retainer of $75,000 along with an annual award of $100,000 of restricted stock units, which vest in full one-year from the grant date. In addition, any director not affiliated with the Sponsors that chairs a committee will also receive an additional annual payment of $15,000 ($20,000 for the chair of our Audit Committee). The table below sets forth payments made to our non-management directors in fiscal 2012:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joshua Bekenstein	—		—		—	—	—	—	—
Michael M. Calbert	—		—		—	—	—	—	—
Michael D. Fascitelli	—		—		—	—	—	—	—
Richard A. Goodman	95,000	(1)	150,000	(1)	—	—	—	—	245,000
Matthew S. Levin	—		—		—	—	—	—	—
Wendy Silverstein	—		—		—	—	—	—	—
Nathaniel H. Taylor	—		—		—	—	—	—	—
Michael Ward	—		—		—	—	—	—	—
Gerald L. Storch	—		—		—	—	—	—	—

(1)
During fiscal 2012, Mr. Goodman was paid $95,000, which amount represents his annual cash retainer and his Audit Committee Chairman retainer. In addition, Mr. Goodman was granted an award of $150,000 of restricted stock units, which amount represents his annual grant for fiscal 2012 and a pro rata grant for his service during fiscal 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information regarding beneficial ownership of our Common Stock, as of March 13, 2013, by the named executive officers, each of our directors, all of our directors and executive officers as a group and each person who is known by us to beneficially own more than 5% of our Common Stock:

	Amount and Nature of Beneficial Ownership *
Name of Beneficial Owner	Shares	Total Beneficial Ownership (1)	Percent of Outstanding Shares (2)
Affiliates of Bain Capital Investors, LLC (3)	16,012,464	16,012,464	32.54%
Toybox Holdings, LLC (4)	16,012,464	16,012,464	32.54%
Vornado Truck LLC (5)	16,012,464	16,012,464	32.54%
Joshua Bekenstein (3)	—	—	—
Michael M. Calbert (4)	—	—	—
F. Clay Creasey, Jr.	9,375	132,216	0.27%
Michael D. Fascitelli (5)	—	—	—
David J. Schwartz	9,897	89,049	0.18%
Richard A. Goodman	—	—	—
Matthew S. Levin (3)	—	—	—
Monika M. Merz	8,591	59,057	0.12%
Wendy Silverstein (5)	—	—	—
Gerald L. Storch (1)	—	747,664	1.52%
Nathaniel H. Taylor (4)	—	—	—
Antonio Urcelay	6,164	146,376	0.30%
Michael Ward (3)	—	—	—
Directors and executive officers as a group (17 persons)	84,553	1,295,328	2.63%

*
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock with respect to which such person has (or has the right to acquire within 60 days, i.e., by April 30, 2013 in this case) sole or shared voting power or investment power.

(1)
Total Beneficial Ownership includes shares and options exercisable within 60 days, of which Mr. Storch has 747,664, Mr. Creasey has 122,841, Mr. Schwartz has 79,152, Ms. Merz has 50,466 and Mr. Urcelay has 140,212. On March 12, 2013, Mr. Storch sold 74,766 shares to the Company at a per share value of $32.00, which was the fair value of our shares of common stock on the date of purchase by the Company.

(2)
Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of our outstanding equity securities on March 13, 2013, as adjusted as required by applicable rules.

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

may be deemed to be the beneficial owner of such securities held by KKR Millennium Fund L.P. As the sole general partner of KKR Associates Millennium L.P., KKR Millennium GP LLC also may be deemed to be the beneficial owner of such securities held by KKR Millennium Fund L.P. Each of KKR Fund Holdings L.P. (as the designated member of KKR Millennium GP LLC); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited) and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may also be deemed to be the beneficial owner of the securities held by KKR Millennium Fund L.P. As the designated members of KKR Management LLC, Henry R. Kravis and George R. Roberts may also be deemed to beneficially own the securities held by KKR Millennium Fund L.P. Messrs. Kravis and Roberts have also been designated as managers of KKR Millennium GP LLC by KKR Fund Holdings L.P. Messrs. Calbert and Taylor are members of our Board of Directors and are each an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Each of Messrs. Calbert and Taylor disclaim beneficial ownership of the securities held by Toybox Holdings, LLC. For a description of material relationships between KKR and us over the last three years, see Item 13 entitled “Certain Relationships and Related Transactions and Director Independence” of this Annual Report on Form 10-K. The address of the entities listed above and Mr. Kravis, is c/o Kohlberg Kravis Roberts & Co. L.P., West 57th Street, Suite 4200, New York, New York 10019. For Messrs. Roberts, Calbert and Taylor, the address is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Menlo Park, CA 94025.

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

Equity Compensation Plan Information
The following table sets forth information as of February 2, 2013 regarding the Company’s equity compensation plans:

	( a )		( b )	( c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,483,283	(1)	$36.02	2,620,005	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	3,483,283		$36.02	2,620,005

(1)	Represents the shares of our common stock issuable pursuant to outstanding options under the Management Equity Plan and the 2010 Incentive Plan.

(2)	Represents the shares of our common stock which may be issued pursuant to future issuances under the Management Equity Plan and the 2010 Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Advisory Agreement
Certain affiliates of the Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009 (“Advisory Agreement”). The management and advisory fees paid to the affiliates of the Sponsors (the “Advisory Fees”) increase 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. We recorded Advisory Fees of approximately $21 million, $20 million and $19 million for fiscals 2012, 2011 and 2010, respectively. During fiscals 2012 and 2011, we also paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses. During fiscal 2010, we also paid the Sponsors fees of $1 million for out-of-pocket expenses.
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
Other Relationships and Transactions with our Sponsors
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, privately negotiated transactions or otherwise. During fiscals 2012, 2011 and 2010, affiliates of Vornado and investment funds or accounts advised by KKR held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $8 million, $14 million and $15 million in fiscals 2012, 2011 and 2010, respectively.
In connection with the Spain Propco Facility Agreement entered into on January 29, 2013, we incurred Transaction Fees of approximately $1 million pursuant to the terms of the Advisory Agreement.
In connection with the offering of the 2017 Notes on August 1, 2012, we incurred Transaction Fees of approximately $4 million pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned an aggregate of $14 million of the 2017 Notes as of February 2, 2013.
In connection with the Second Joinder Agreement entered into on April 10, 2012, we incurred Transaction Fees of approximately $2 million pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned an aggregate of $8 million of the Second Incremental Secured Term Loan as of February 2, 2013.
In connection with the issuance of the Incremental Secured Term Loan on May 25, 2011, we incurred approximately $4 million in Transaction Fees payable to the Sponsors pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned an aggregate of $63 million and $41 million of the Incremental Secured Term Loan as of February 2, 2013 and January 28, 2012, respectively.
In connection with the amendment and restatement of the secured revolving credit facility on August 10, 2010, we paid approximately $19 million in additional Transaction Fees to the Sponsors pursuant to the terms of the Advisory Agreement.
Additionally, in conjunction with the offering on August 24, 2010 of the Toys-Delaware Secured Notes and the amendment and restatement of the secured term loan originally due fiscal 2012, we repaid our outstanding loan balance of approximately $66 million and $8 million to KKR under the secured term loan and the unsecured credit facility, respectively, and we repaid our outstanding loan balance of approximately $27 million to Vornado under the unsecured credit facility. We also paid approximately $10 million in Transaction Fees to the Sponsors pursuant to the terms of the Advisory Agreement.
Investment funds or accounts advised by KKR owned an aggregate of $5 million of the Toys-Delaware Secured Notes as of February 2, 2013. In addition, investment funds or accounts advised by KKR owned an aggregate of $67 million and $37 million of the Secured Term Loan Facility as of February 2, 2013 and January 28, 2012, respectively. Additionally, investment funds or accounts advised by KKR owned an aggregate of $5 million and $2 million of the Propco II Notes as of February 2, 2013 and January 28, 2012, respectively. For further details, see Note 2 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”
In connection with the closing of the 2005 acquisition, we entered into a Stockholders Agreement with the Sponsors and certain other investors, and members of our management are bound by certain of the provisions of such agreement. The Stockholders Agreement and management stockholder addendum are each filed as an exhibit to this Annual Report on Form 10-K.
Additionally, under lease agreements with affiliates of Vornado, we or our affiliates paid an aggregate amount of $10 million in fiscal 2012 and $9 million in fiscals 2011 and 2010, respectively, with respect to 0.9%, 0.9% and 1.2%, respectively, of our operated stores, which include Express stores. Of the aggregate amount paid in fiscals 2012, 2011 and 2010, $2 million, respectively, was allocable to joint-venture parties not otherwise affiliated with Vornado.
Each of the Sponsors, either directly or through affiliates, has ownership interests in a broad range of companies (“Portfolio Companies”) with whom we may from time to time enter into commercial transactions in the ordinary course of business, primarily for the purchase of goods and services. We believe that none of our transactions or arrangements with Portfolio Companies are significant enough to be considered material to the Sponsors or to our business.

Subsequent Events
In connection with the France Propco Facility Agreement entered into on February 27, 2013, we incurred Transaction Fees of approximately $1 million pursuant to the terms of the Advisory Agreement.
In connection with the New UK Propco Facility Agreement entered into on March 25, 2013, we expect to incur Transaction Fees of approximately $4 million pursuant to the terms of the Advisory Agreement.
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
Consulting Agreement
On March 15, 2012, we entered into an advisory contract with Neil Friedman, our former Executive Vice President – President, Toys “R” Us to provide advisory services, on a part-time non-exclusive basis, for our new ventures and business alliances. The term of the agreement was from April 23, 2012 until January 31, 2013.  During the term of this agreement, Mr. Friedman was paid a monthly fee of $30,000.
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
Director Independence
Each of the members of our Board of Directors, other than Mr. Storch, our Chief Executive Officer, and Mr. Goodman, is affiliated with the Sponsors as further described in Item 10 entitled “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE” of this Annual Report on Form 10-K and our Board of Directors has not made a determination as to whether any of our directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Appointment of Independent Registered Public Accounting Firm
The Audit Committee appointed Deloitte & Touche LLP (“D&T”) as the Company’s independent registered public accounting firm to conduct the audit of the Company’s Consolidated Financial Statements for fiscals 2012 and 2011.
Audit Fees and Non-audit Fees
The aggregate fees billed by D&T and their respective affiliates for professional services rendered for the audit of the annual Consolidated Financial Statements for fiscals 2012 and 2011 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered during those fiscal years on our behalf were as follows:

	Fiscal 2012	Fiscal 2011
Audit Fees (1)	$4,756,000	$5,274,000
Audit-Related Fees (2)	$1,517,000	$983,000
Tax Fees (3)	$548,000	$448,000

(1)
For fiscals 2012 and 2011, the audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual consolidated financial statements, review of financial statements included in our 10-Q filings, the Sarbanes-Oxley Section 404 audit and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
For fiscal 2012, audit-related fees consist primarily of fees related to the 144A offering and Toys “R” Us, Inc. Form S-4 for the issuance of the 2017 Notes and fees related to special purpose audits. For fiscal 2011, audit-related fees consist primarily of fees related to due diligence pertaining to the acquisition of Toys (Labuan) Holdings Limited and Toys “R” Us, Inc. Form S-1.

(3)	For fiscals 2012 and 2011, tax fees consist of a variety of U.S. Federal, state and non-U.S. tax consultation services.
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
(3) Exhibits. See Item 15(b) below.
(b) Exhibits required by Item 601 of Regulation S-K
The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on page 154 of this Annual Report on Form 10-K. We will furnish to any security holder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such security holder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

/S/ GERALD L. STORCH
Gerald L. Storch
Chairman of the Board and Chief Executive Officer
Date: March 29, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 2013.

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

4.6
Indenture, dated as of May 28, 2002, between the Registrant and The Bank of New York, as trustee (filed as Exhibit 4.3 to the Post-Effective Amendment to the Registrant’s Registration Statement on Form S-3, File No. 333-84254, filed on May 29, 2002 and incorporated herein by reference).

4.7
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

4.9	Form of the 10.75% Senior Notes due 2017 (included in Exhibit 4.8).

4.10
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

4.11
Indenture for the 8.50% Senior Secured Notes due 2017, dated November 20, 2009 (“Propco II Notes”), among Toys “R” Us Property Company II, LLC, the Registrant and the Guarantors named therein and The Bank of New York Mellon, as trustee and collateral agent (filed as Exhibit 4.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010, filed on March 24, 2010 and incorporated herein by reference).

Exhibit No.	Document

4.12	Form of the 8.50% Senior Secured Notes due 2017 (included in Exhibit 4.11).

4.13
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

4.14
Indenture for the 7.375% Senior Secured Notes due 2016, dated August 24, 2010, among Toys “R” Us – Delaware, Inc., the Guarantors named therein and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

4.15	Form of the 7.375% Senior Secured Notes due 2016 (included in Exhibit 4.14).

4.16
Security Agreement, dated August 24, 2010, among Toys “R” Us – Delaware, Inc., the Guarantors named therein and The Bank of New York Mellon, as Collateral Agent (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

4.17
First Lien Intercreditor Agreement, dated as of August 24, 2010, among Toys “R” Us – Delaware, Inc., the Guarantors named therein, Bank of America, N.A., as Term Loan Collateral Agent and The Bank of New York Mellon, as Notes Collateral Agent (filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

4.18
Amended and Restated Intercreditor Agreement, dated as of August 24, 2010, among Toys “R” Us – Delaware, Inc., the Guarantors named therein, Bank of America, N.A., as ABL Agent and as Term Agent and The Bank of New York Mellon, as Notes Agent (filed as Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

4.19
Indenture for the 10.375% Senior Notes due 2017, dated August 1, 2012, between the Registrant and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 7, 2012 and incorporated herein by reference).

4.20	Form of the 10.375% Senior Notes (included in Exhibit 4.19).

4.21
Registration Rights Agreement, dated August 1, 2012, among the Registrant, and the Initial Purchasers named therein, of the Registrant’s 10.375% Senior Notes due 2017 (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 7, 2012 and incorporated herein by reference).

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

Exhibit No.	Document

10.1
Second Amended and Restated Credit Agreement, dated as of August 10, 2010, among Toys “R” Us – Delaware, Inc., as the Lead Borrower, Toys “R” Us (Canada) Ltd., Toys “R” Us (Canada) Ltee, as the Canadian Borrower, and certain other subsidiaries of Toys “R” Us – Delaware, Inc., as Facility Guarantors, Bank of America N.A., as Administrative Agent, as Canadian Agent and Co-Collateral Agent, Wells Fargo Retail Finance, LLC, as Co-Collateral Agent, and the Lenders named therein, Wells Fargo Retail Finance, LLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Citigroup Global Markets Inc., and Deutsche Bank AG New York Branch, as Co-Documentation Agents, Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, JPMorgan Securities, Inc., as Joint Lead Arrangers and Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, JPMorgan Securities, Inc., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Joint Bookrunners (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

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

10.4
Amended and Restated Syndicated Facility Agreement, dated as of October 15, 2009 and amended and restated as of March 8, 2011, among Toys “R” Us Europe, LLC, TRU Australia Holdings, LLC, Toys “R” Us (UK) Limited, Toys “R” Us Limited, Toys “R” Us (Australia) Pty Ltd, Toys “R” Us GmbH, Toys “R” Us SARL, Toys “R” Us Iberia, S.A., the other Obligors party thereto from time to time, the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent and Security Agent, Deutsche Bank AG, London Branch, as Facility Agent, Deutsche Bank AG, New York Branch and Bank of America, N.A., as Co-Collateral Agents, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book-Runners, Bank of America, N.A., as Syndication Agent and Citibank, N.A. and Goldman Sachs Lending Partners LLC, as Documentation Agents. (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 24, 2011 and incorporated herein by reference).

10.5
Incremental Commitment Agreement, dated as of April 28, 2011, to the Amended and Restated Syndicated Facility Agreement, dated as of October 15, 2009 and amended and restated as of March 8, 2011, among Toys “R” Us Europe, LLC, TRU Australia Holdings, LLC, Toys “R” Us (UK) Limited, Toys “R” Us (Australia) Pty Ltd., and other Obligors party thereto from time to time, the Lenders party thereto, Deutsche Bank AG, New York Branch, as Administrative Agent and Security Agent, Deutsche Bank AG, London Branch, as Facility Agent, Deutsche Bank AG, New York Branch and Bank of America, N.A., as Co-Collateral Agents, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book-Runners, Bank of America, N.A., as Syndication Agent and Citibank, N.A. and Goldman Sachs Lending Partners LLC, as Documentation Agents (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed on March 21, 2012 and incorporated herein by reference).

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

10.8
Amendment No. 1, dated as of September 20, 2010, to the New Secured Term Loan (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 24, 2011 and incorporated herein by reference).

10.9
Incremental Joinder Agreement, dated as of May 25, 2011, to the New Secured Term Loan, dated as of August 24, 2010 by and between, among others, Toys “R” Us - Delaware, Inc., as the Borrower, Bank of America, N.A. as Administrative Agent, and the other agents and the lenders party thereto (filed as Exhibit 10.1 to the Registrant’s Quarterly Report of Form 10-Q, filed on June 10, 2011 and incorporated herein by reference).

10.10
Incremental Joinder Agreement No. 2, dated as of April 10, 2012, to the New Secured Term Loan, dated as of August 24, 2010 by and between, among others, Toys “R” Us - Delaware, Inc., as the Borrower, Bank of America, N.A. as Administrative Agent, and the other agents and the lenders party thereto (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 8, 2012 and incorporated herein by reference).

10.11
Amendment No. 2, dated as of April 10, 2012, to the New Secured Term Loan, dated as of August 24, 2010 by and between, among others, Toys “R” Us - Delaware, Inc., as the Borrower, Bank of America, N.A. as Administrative Agent, and the other agents and the lenders party thereto (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 8, 2012 and incorporated herein by reference).

10.12
Security Agreement, dated as of July 19, 2006, among Toys “R” Us - Delaware, Inc., and the Guarantors named therein, and Banc of America Bridge LLC, as Administrative Agent (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.13
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

10.15
Management Stockholders Addendum incorporated in and made a part of the Toys “R” Us Holdings, Inc. 2005 Management Equity Plan (filed as Exhibit 10.18 to the Registrant’s Form S-1, filed on July 9, 2010 and incorporated herein by reference).

10.16
Advisory Agreement, dated as of July 21, 2005, among the Registrant, Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co. L.P. and Vornado Truck LLC (filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 14, 2005 and incorporated herein by reference).

10.17
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

10.18
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

Exhibit No.	Document

10.19
Registration Rights Agreement, dated as of July 21, 2005, among Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC, Vornado Truck LLC and certain other Persons (filed as Exhibit 10.12 on the Registrant’s Form S-1/A, filed on July 9, 2010 and incorporated herein by reference).

10.20
Amendment No. 1, dated June 10, 2008, to the Registration Rights Agreement among Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC, Vornado Truck LLC and certain other Persons, dated as of July 21, 2005 (filed as Exhibit 10.13 on the Registrant’s Form S-1/A, filed on July 9, 2010 and incorporated herein by reference).

10.21	Form of Advancement and Indemnification Rights Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 4, 2009 and incorporated herein by reference).

10.22*
Amended and Restated Toys “R” Us Holdings, Inc. 2005 Management Equity Plan, (subsequently assumed by the Registrant), adopted on August 3, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 18, 2007 and incorporated herein by reference).

10.23*
Amendment No. 1, dated June 10, 2008, to the Amended and Restated Toys “R” Us Holdings, Inc. 2005 Management Equity Plan, (subsequently assumed by the Registrant and renamed the Amended and Restated Toys “R” Us, Inc. Management Equity Plan), adopted on August 3, 2007 (i) (“MEP”), (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2008 and incorporated herein by reference).

10.24*	Amendment No. 2, effective as of June 8, 2009, to the MEP (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 9, 2009 and incorporated herein by reference).

10.25*
Amendment No. 3, effective as of November 29, 2010, to the MEP (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 24, 2011 and incorporated herein by reference).

10.26*	Amendment No. 4, effective as of March 2, 2012 to the MEP (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 8, 2012 and incorporated herein by reference).

10.27*	Amendment No. 5, effective as of May 21, 2012 to the MEP (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 8, 2012 and incorporated herein by reference).

10.28*	Amendment No. 6, effective as of March 12, 2013 to the MEP.

10.29*
Form of Toys “R” Us, Inc. Non-Qualified Stock Option for Executive Officers for awards under the MEP (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.30*
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

10.32*
Amended and Restated Toys “R” Us, Inc. Management Incentive Compensation Plan, effective as of February 2, 2003 (filed as Exhibit F to the Registrant’s Proxy Statement on Form DEF 14A, File No. 001-11609, filed on April 30, 2003 and incorporated herein by reference).

10.33*
Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”) (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 24, 2011 and incorporated herein by reference).

Exhibit No.	Document

10.34*
Form of Toys “R” Us, Inc. NonQualified Stock Option Agreement for Executive Officers for awards under the 2010 Incentive Plan (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed on March 21, 2012 and incorporated herein by reference).

10.35*
Form of Amendment to the Form of Toys “R” Us, Inc. NonQualified Stock Option Agreement for Executive Officers for awards under the 2010 Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 8, 2012 and incorporated herein by reference).

10.36*
Form of Toys “R” Us, Inc. Restricted Performance-Based Stock Award Agreement for Executive Officers for awards under the 2010 Incentive Plan (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed on March 21, 2012 and incorporated herein by reference).

10.37*
Form of Toys “R” Us, Inc. Restricted Performance-Based Stock Unit Award Agreement for Executive Officers for awards under the 2010 Incentive Plan (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed on March 21, 2012 and incorporated herein by reference).

10.38*
Form of Toys “R” Us (Canada) Ltd. Deferred Profit Sharing Plan Rules (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 24, 2011 and incorporated herein by reference).

10.39*
Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of January 31, 2003, between Registrant and Wachovia Bank, N.A. (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 001-11609, filed on April 14, 2004 and incorporated herein by reference).

10.40*
Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of February 1, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2006 and incorporated herein by reference).

10.41*
Amendment No. 1, effective as of February 1, 2008, to the Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of February 1, 2006 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.42*	Summary of 2006 Corporate Incentive Program (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 13, 2006 and incorporated herein by reference).

10.43*	Employment Agreement between Toys “R” Us, Inc. and Gerald Storch, dated as of December 10, 2012.

10.44*	Letter Agreement, between Toys “R” Us, Inc. and Gerald Storch, dated as of February 12, 2013.

10.45*	Employment Agreement between Toys “R” Us, Inc. and F. Clay Creasey, Jr., dated as of December 10, 2012.

10.46*
Letter Agreement, dated October 20, 2004, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, filed on April 28, 2006 and incorporated herein by reference).

10.47*	Salary Adjustment Letter, dated March 11, 2013, between Toys “R” Us, Inc. and Antonio Urcelay.

10.48*	Employment Agreement between Toys “R” Us (Canada) Ltd. and Monika M. Merz, dated as of January 23, 2013.

10.49*	Employment Agreement between Toys “R” Us, Inc. and David J. Schwartz, dated as of December 10, 2012.

10.50*	Form of Special Transition Bonus Grant, dated March 11, 2013.

12	Statement re: computation of ratio of earnings to fixed charges.

Exhibit No.	Document

21	Subsidiaries of the Registrant as of February 2, 2013.

24	Power of Attorney, dated March 14, 2013.

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