Form 10-Q
period 2013-05-04
TOYS R US INC
filed 2013-06-14
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2013

Commission file number 1-11609
TOYS “R” US, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________________

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
As of June 5, 2013, there were 49,071,989 outstanding shares of common stock of Toys “R” Us, Inc., none of which were publicly traded.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	May 4, 2013	February 2, 2013	April 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$470	$1,118	$609
Accounts and other receivables	275	255	276
Merchandise inventories	2,329	2,229	2,327
Current deferred tax assets	102	104	127
Prepaid expenses and other current assets	169	136	168
Total current assets	3,345	3,842	3,507
Property and equipment, net	3,791	3,891	4,006
Goodwill	443	445	447
Deferred tax assets	246	244	278
Restricted cash	44	16	30
Other assets	454	483	564
Total Assets	$8,323	$8,921	$8,832

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,273	$1,379	$1,332
Accrued expenses and other current liabilities	761	900	790
Income taxes payable	8	53	32
Current portion of long-term debt	107	339	1,471
Total current liabilities	2,149	2,671	3,625
Long-term debt	5,086	4,990	4,013
Deferred tax liabilities	127	135	152
Deferred rent liabilities	357	356	349
Other non-current liabilities	229	235	236
Temporary equity	67	49	34
Total stockholders’ equity	308	485	423
Total Liabilities, Temporary Equity and Stockholders’ Equity	$8,323	$8,921	$8,832
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
(In millions)	May 4, 2013	April 28, 2012
Net sales	$2,408	$2,612
Cost of sales	1,508	1,615
Gross margin	900	997
Selling, general and administrative expenses	886	898
Depreciation and amortization	100	100
Other income, net	(13)	(11)
Total operating expenses	973	987
Operating (loss) earnings	(73)	10
Interest expense	(114)	(112)
Interest income	3	4
Loss before income taxes	(184)	(98)
Income tax benefit	73	38
Net loss	$(111)	$(60)
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended
(In millions)	May 4, 2013	April 28, 2012
Net loss	$(111)	$(60)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(46)	(18)
Total other comprehensive loss, net of tax	(46)	(18)
Comprehensive loss, net of tax	$(157)	$(78)
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(In millions)	May 4, 2013	April 28, 2012
Cash Flows from Operating Activities:
Net loss	$(111)	$(60)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	100	100
Amortization and write-off of debt issuance costs	10	9
Deferred income taxes	(18)	4
Other	1	4
Changes in operating assets and liabilities:
Accounts and other receivables	25	30
Merchandise inventories	(125)	(95)
Prepaid expenses and other operating assets	(37)	(37)
Accounts payable, Accrued expenses and other liabilities	(213)	(229)
Income taxes payable and receivable	(93)	(72)
Net cash used in operating activities	(461)	(346)
Cash Flows from Investing Activities:
Capital expenditures	(53)	(52)
Proceeds from redemption of debt securities	52	—
Purchases of debt securities	(20)	—
Increase in restricted cash	(27)	—
Proceeds from sales of fixed assets	8	6
Acquisitions	—	(5)
Net cash used in investing activities	(40)	(51)
Cash Flows from Financing Activities:
Long-term debt borrowings	705	412
Long-term debt repayments	(814)	(107)
Short-term debt borrowings, net	(2)	3
Capitalized debt issuance costs	(20)	(2)
Repurchase of common stock	(6)	—
Net cash (used in) provided by financing activities	(137)	306
Effect of exchange rate changes on Cash and cash equivalents	(10)	(1)
Cash and cash equivalents:
Net decrease during period	(648)	(92)
Cash and cash equivalents at beginning of period	1,118	701
Cash and cash equivalents at end of period	$470	$609
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In millions)	Issued Shares	Treasury Amount
Balance, January 28, 2012	49	$(2)	$35	$426	$44	$503
Net loss	—	—	—	(60)	—	(60)
Total other comprehensive loss, net of tax	—	—	—	—	(18)	(18)
Stock compensation expense	—	—	3	—	—	3
Adjustment of noncontrolling interest to redemption value	—	—	—	(5)	—	(5)
Balance, April 28, 2012	49	$(2)	$38	$361	$26	$423

Balance, February 2, 2013	49	$(4)	$47	$445	$(3)	$485
Net loss	—	—	—	(111)	—	(111)
Total other comprehensive loss, net of tax	—	—	—	—	(46)	(46)
Repurchase of common stock	—	(14)	—	—	—	(14)
Issuance of common stock	—	9	(2)	—	—	7
Stock compensation expense	—	—	5	—	—	5
Redemption value of redeemable shares to temporary equity	—	—	(12)	—	—	(12)
Adjustment of noncontrolling interest to redemption value	—	—	—	(6)	—	(6)
Balance, May 4, 2013	49	$(9)	$38	$328	$(49)	$308

(1) For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of May 4, 2013, February 2, 2013 and April 28, 2012, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity for the thirteen weeks ended May 4, 2013 and April 28, 2012, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Consolidated Balance Sheet at February 2, 2013, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 2, 2013. The results of operations for the thirteen weeks ended May 4, 2013 and April 28, 2012 are not necessarily indicative of operating results for the full year.
Variable Interest Entities
On March 25, 2013, our indirect wholly-owned subsidiary, Toys “R” Us Properties (UK) Limited (“UK Propco”) entered into a facility agreement (the “New UK Propco Facility Agreement”) with Debussy DTC Plc (“Debussy”), pursuant to which Debussy made loans (collectively, the “New UK Propco Loan”) to UK Propco on March 28, 2013 in the aggregate principal amount of £263 million ($410 million at May 4, 2013).  Debussy is a special purpose entity established with the limited purpose of making loans and issuing the £263 million of multiple classes of commercial mortgage backed fixed rate notes (the “Debussy Notes”) to third party investors and the Company.  Refer to Note 2 entitled “Short-term borrowings and long-term debt” for further details.
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”, we identified Debussy as a variable interest entity because Debussy, by design, has insufficient equity investment at risk and its equity investment holders at risk lack the ability, through voting or similar rights, to direct the activities that most significantly impact Debussy’s economic performance.  Additionally, we evaluated our variable interests in Debussy and third party investors’ involvement in Debussy and concluded that the Company is not the primary beneficiary and therefore should not consolidate Debussy as we do not hold the power to direct the activities that most significantly impact Debussy’s economic performance.

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of May 4, 2013, February 2, 2013 and April 28, 2012 is outlined in the table below:

(In millions)	May 4, 2013	February 2, 2013	April 28, 2012
Short-term borrowings
Labuan uncommitted lines of credit	$12	$14	$12
Long-term debt
Spanish real estate credit facility, due fiscal 2012	—	—	168
French real estate credit facility, due fiscal 2013 (1)	—	83	81
UK real estate senior credit facility, due fiscal 2013 (2)	—	543	565
UK real estate junior credit facility, due fiscal 2013 (2)	—	94	98
7.875% senior notes, due fiscal 2013 (3)	—	—	398
Toys-Japan unsecured credit lines, expire fiscals 2013-2014	75	27	101
Secured revolving credit facility, expires fiscal 2015 (4)	61	—	—
Spanish real estate credit facility, due fiscal 2015	96	102	—
European and Australian asset-based revolving credit facility, expires fiscal 2016	—	—	—
Secured term loan facility, due fiscal 2016 (4)	676	677	681
7.375% senior secured notes, due fiscal 2016 (4)	361	361	363
10.750% senior notes, due fiscal 2017 (5)	934	934	932
10.375% senior notes, due fiscal 2017 (3)	446	446	—
8.500% senior secured notes, due fiscal 2017 (6)	718	718	717
French real estate credit facility, due fiscal 2018 (1)	63	—	—
Incremental secured term loan facility, due fiscal 2018 (4)	390	391	393
Second incremental secured term loan facility, due fiscal 2018 (4)	219	220	220
7.375% senior notes, due fiscal 2018 (3)	403	404	404
UK real estate credit facility, due fiscal 2020 (2)	410	—	—
Toys-Japan 1.85%-2.85% loans, due fiscals 2013-2021 (7)	115	107	151
8.750% debentures, due fiscal 2021 (8)	22	22	22
Finance obligations associated with capital projects	172	163	151
Capital lease obligations	32	37	39
	5,193	5,329	5,484
Less current portion	107	339	1,471
Total Long-term debt (9)	$5,086	$4,990	$4,013

(1)
On February 27, 2013, Toys “R” Us France Real Estate SAS (“TRU France Real Estate”) entered into a five year senior secured term loan facility agreement (the “France Propco Facility Agreement”) for an aggregate principal amount of €48 million ($63 million at May 4, 2013). The net proceeds of the loan under the France Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the €61 million French real estate credit facility due fiscal 2013.

(2)
On March 25, 2013, UK Propco entered into the New UK Propco Facility Agreement, which was funded on March 28, 2013, for an aggregate principal amount of £263 million ($410 million at May 4, 2013). The net proceeds of the loan under the New UK Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the UK real estate senior and junior credit facilities.

(3)	Represents obligations of Toys “R” Us, Inc. (the “Parent Company”).

(4)	Represents obligations of Toys “R” Us-Delaware, Inc. (“Toys-Delaware”).

(5)	Represents obligations of Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”).

(6)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).

(7)	On February 28, 2013, Toys “R” Us - Japan, Ltd. (“Toys-Japan”) entered into an additional bank loan with a financial institution for ¥2.0 billion ($20 million at May 4, 2013).

(8)	Represents obligations of the Parent Company and Toys-Delaware.

(9)
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
The amount of net assets that were subject to such restrictions was approximately $975 million as of May 4, 2013. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of May 4, 2013, we have funds available to finance our operations under our European and Australian asset-based revolving credit facility (“European ABL Facility”) through March 2016, our Secured revolving credit facility (“ABL Facility”) through August 2015 and our Toys-Japan unsecured credit lines with a tranche maturing June 2013 and a tranche maturing June 2014. In addition, Toys (Labuan) Holding Limited (“Labuan”) and Toys-Japan have uncommitted lines of credit due on demand.
The total fair values of our Long-term debt, with carrying values of approximately $5.2 billion, $5.3 billion and $5.5 billion at May 4, 2013, February 2, 2013 and April 28, 2012, were $5.4 billion, $5.4 billion and $5.5 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods. A portion of these instruments are classified as Level 3, as these are not publicly traded and therefore we are unable to obtain quoted market prices. The fair value of these Level 3 debt instruments totaled approximately $1.0 billion, $1.1 billion and $1.2 billion at May 4, 2013, February 2, 2013 and April 28, 2012, respectively.
Labuan uncommitted lines of credit, due on demand ($12 million at May 4, 2013)
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$332 million ($43 million at May 4, 2013). As of May 4, 2013, we had $12 million of borrowings, which has been included in Accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet, and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $28 million. The average interest rate on the drawn borrowings was 2.43% and 1.99% for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.
Toys-Japan unsecured credit lines, expire fiscals 2013 - 2014 ($75 million at May 4, 2013)
Toys-Japan has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Tranche 1 is available in amounts of up to ¥12.9 billion ($130 million at May 4, 2013), expiring on June 28, 2013, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80% per annum. At May 4, 2013, we had outstanding borrowings of $24 million under Tranche 1, with $106 million of remaining availability.

Tranche 2 is available in amounts of up to ¥12.0 billion ($121 million at May 4, 2013), expiring on June 27, 2014, and bears an interest rate of TIBOR plus 0.80% per annum. At May 4, 2013, we had outstanding borrowings of $51 million under Tranche 2, with $70 million of remaining availability.
The agreement contains covenants, including, among other things, covenants that require Toys-Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys-Japan from paying dividends or making loans to affiliates without lender consent.
Additionally, Toys-Japan has an uncommitted line of credit with total availability of ¥2.8 billion ($29 million at May 4, 2013), which will renew April 1 of each year unless otherwise canceled. The uncommitted line of credit bears an interest rate of TIBOR plus 0.50%. As of May 4, 2013, we had no outstanding borrowings under the uncommitted line of credit.
$1.85 billion ABL Facility, expires fiscal 2015 ($61 million at May 4, 2013)
At May 4, 2013, under our ABL Facility we had outstanding borrowings of $61 million, a total of $111 million of outstanding letters of credit and excess availability of $949 million. We are also subject to a minimum excess availability covenant, which was $125 million at May 4, 2013, with remaining availability of $824 million in excess of the minimum covenant level.
European ABL Facility, expires fiscal 2016 ($0 million at May 4, 2013)
The European ABL Facility, as amended provides for a five-year £138 million ($215 million at May 4, 2013) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At May 4, 2013, we had no outstanding borrowings, with $145 million of remaining availability under the European ABL Facility.
Toys-Japan bank loans (1.85% to 2.85%), due fiscals 2013-2021 ($115 million at May 4, 2013)
On February 28, 2013, Toys-Japan entered into an additional bank loan with a financial institution for ¥2.0 billion ($20 million at May 4, 2013). The loan will mature on February 26, 2021 and bears an interest rate of 2.18% per annum. Toys-Japan is required to make semi-annual principal payments of ¥125 million ($1 million at May 4, 2013), commencing August 2013.
€48 million French real estate credit facility, due fiscal 2018 ($63 million at May 4, 2013)
On February 27, 2013, TRU France Real Estate entered into the France Propco Facility Agreement for an aggregate principal amount of €48 million ($63 million at May 4, 2013). The net proceeds of the loan under the France Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the €61 million French real estate credit facility due fiscal 2013. TRU France Real Estate owns freehold and long leasehold interests in properties in various retail markets throughout France. Under an operating company/property company structure, TRU France Real Estate leases these properties on a triple-net basis to Toys “R” Us SARL (“France Opco”). Substantially all of TRU France Real Estate’s revenues and cash flows are derived from payments from France Opco under a series of lease agreements. The loan is secured by nine properties located in France. The France Propco Facility Agreement will mature on February 27, 2018 and bears interest equal to EURIBOR plus 4.50%. We have entered into an interest rate cap as required under the France Propco Facility Agreement capping EURIBOR at 2.50% per annum. Additionally, TRU France Real Estate is required to make principal payments equal to 1.25% per year of the original loan amount. As such, approximately $1 million has been classified as Current portion of long-term debt on our Consolidated Balance Sheet. In conjunction with the France Propco Facility Agreement, we incurred transaction fees of approximately $4 million, which have been capitalized as deferred debt issuance costs and will be amortized over the term of the agreement.
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
£263 million UK real estate credit facility, due fiscal 2020 ($410 million at May 4, 2013)
On March 25, 2013, UK Propco entered into the New UK Propco Facility Agreement with Debussy, pursuant to which Debussy made the New UK Propco Loan to UK Propco on March 28, 2013 in the aggregate principal amount of £263 million ($410 million at May 4, 2013). The net proceeds of the New UK Propco Loan, together with cash on hand, were used to repay the principal balance outstanding under the UK real estate senior and junior credit facilities.
UK Propco owns freehold and long leasehold interests in properties in various retail markets throughout the United Kingdom. Under an operating company/property company structure, UK Propco leases these properties on a triple-net basis to Toys “R” Us Limited (“UK Opco”). Substantially all of UK Propco's revenues and cash flows will be derived from payments from UK Opco under a series of amended lease agreements. The New UK Propco Loan is secured by, among other things, 31 owned and leased properties held by UK Propco, certain cash reserve accounts which are classified as Restricted cash on the Condensed Consolidated Balance Sheet and the stock of UK Propco. The New UK Propco Loan bears interest on a weighted average basis of 6.87% per annum plus mandatory costs and matures on July 7, 2020. The New UK Propco Facility Agreement contains covenants that restrict the ability of UK Propco to incur certain additional indebtedness, make restricted payments or certain investments, create or permit liens on assets, dispose of properties, acquire further property, vary or terminate the lease agreements referred to above, conclude further leases or engage in mergers or consolidations. If an event of default, including an event resulting from the failure to comply with a rent to interest coverage ratio applicable to UK Propco, under the New UK Propco Loan occurs and is continuing, the principal amount outstanding, together with all accrued and unpaid interest and other amounts owed may be declared immediately due and payable by the lenders. The loans are subject to mandatory prepayments in certain cases, including from the proceeds of certain permitted property disposals, and UK Propco may optionally prepay the loans at any time, provided that prior to July 7, 2015 and subject to certain exceptions, the loans may only be prepaid in full. Any prepayment prior to July 7, 2015, subject to certain exceptions, shall be subject to a “make whole” premium. Any prepayment occurring during the first, second and third year after July 7, 2015 are subject to a prepayment fee equal to 3%, 2% and 1%, respectively, of the amount of the loan prepaid.
Debussy is a special purpose entity established with the limited purpose of making loans and issuing £263 million ($410 million as of May 4, 2013) of the Debussy Notes to third party investors and the Company. The Company purchased £13 million ($20 million as of May 4, 2013) principal amount of the various classes of the Debussy Notes. These debt securities are included in Other assets within the Condensed Consolidated Balance Sheet, classified as held-to-maturity debt and reported at amortized cost. The proceeds from the Debussy Notes were used to fund the New UK Propco Loan. For further details regarding the consolidation of Debussy, refer to Note 1 entitled “Basis of presentation”. In conjunction with the New UK Propco Loan, we incurred transaction fees of approximately $21 million, which have been capitalized as deferred debt issuance costs and will be amortized over the term of the agreement.
Prior to the refinancing of the UK real estate credit facilities, we designated UK Propco as a “restricted subsidiary” under the indenture for the 10.375% senior notes due fiscal 2017. In addition, in connection with the refinancing, $52 million of the Vanwall Finance PLC notes that we owned were repaid.
Subsequent Event
Secured term loan facility, due fiscal 2016 ($676 million at May 4, 2013)
The Secured term loan facility contains a provision that requires us to repay a specified percentage of excess cash flow generated in the previous fiscal year, as defined in the agreement, starting with the fiscal year ended January 28, 2012. As a result, we borrowed approximately $50 million under our ABL Facility on May 31, 2013 to fund the partial repayment of the Secured Term Loan Facility, including the Incremental and Second Incremental Secured Term Loans on a pro-rata basis. As such, we have continued to classify the $50 million repayment under the secured term loans as long-term on our Condensed Consolidated Balance Sheet.

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, EURIBOR, GBP LIBOR and TIBOR rates. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of May 4, 2013, our interest rate contracts have various maturity dates through February 2018. A portion of our interest rate swaps and caps as of May 4, 2013 are designated as cash flow and fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive (loss) income; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

Reclassifications from Accumulated other comprehensive (loss) income to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a net loss of $2 million over the next 12 months to Interest expense from Accumulated other comprehensive (loss) income.
On February 27, 2013, TRU France Real Estate entered into a new interest rate cap to manage its future interest rate exposure in connection with the refinancing of the Company’s French real estate credit facility due in fiscal 2013. The interest rate cap has a notional amount of €48 million ($63 million at May 4, 2013) and matures on February 27, 2018. This cap has been designated as a cash flow hedge which institutes a ceiling of 2.50% on the floating-rate EURIBOR exposure associated with our France Propco Facility Agreement.
The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the change in the fair value of the derivative and the underlying hedged item separately. For our derivative that is designated as a fair value hedge, we recorded approximately a $1 million net gain in earnings related to ineffectiveness for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.
Certain of our agreements with credit-risk related contingent features contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At February 2, 2013 and April 28, 2012, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $1 million and $7 million, respectively. At May 4, 2013 there were no derivative liabilities related to agreements that contain credit-risk related contingent features. As of May 4, 2013, February 2, 2013 and April 28, 2012, we were not required to post collateral for any of these derivatives.
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
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At May 4, 2013 and April 28, 2012, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $1 million and $2 million, respectively. At February 2, 2013, derivative liabilities related to agreements that contain credit-risk related contingent features had a nominal fair value. We are not required to post collateral for these contracts.
The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive (loss) income on our Condensed Consolidated Statements of Stockholders’ Equity for the thirteen weeks ended May 4, 2013 and April 28, 2012:

	13 Weeks Ended
(In millions)	May 4, 2013	April 28, 2012
Derivatives designated as cash flow hedges:
Beginning balance	$(2)	$(2)
Change in fair value recognized in Accumulated other comprehensive (loss) income - Interest Rate Contracts (1)	—	—
Ending balance	$(2)	$(2)

(1)	Reclassifications from Accumulated other comprehensive (loss) income to Interest expense were nominal for the thirteen weeks ended May 4, 2013 and April 28, 2012.

The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen weeks ended May 4, 2013 and April 28, 2012:

	13 Weeks Ended
(In millions)	May 4, 2013	April 28, 2012
Derivatives not designated for hedge accounting:
Gain on the change in fair value - Interest Rate Contracts	$—	$1
Loss on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	(8)	(3)
Gain (loss) on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	2	(3)
	(6)	(5)
Derivative designated as a fair value hedge:
Gain (loss) on the change in fair value - Interest Rate Contract	1	(1)
Gain recognized in interest expense on hedged item	—	2
	1	1
Total Interest expense	$(5)	$(4)

(1)
Gains and losses related to our short-term, intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of May 4, 2013, February 2, 2013 and April 28, 2012:

	May 4, 2013		February 2, 2013		April 28, 2012
	Notional	Fair Value Assets/	Notional	Fair Value Assets/	Notional	Fair Value Assets/
(In millions)	Amount	(Liabilities)	Amount	(Liabilities)	Amount	(Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Other assets	$859	$—	$802	$—	$700	$—
Accrued expenses and other current liabilities	—	—	3	—	3	—
Other non-current liabilities	83	(1)	89	(1)	123	(2)
Interest Rate Contract designated as a fair value hedge:
Other assets	350	19	350	18	350	17
Interest Rate Contracts not designated for hedge accounting:
Other assets	1,611	—	1,611	—	1,611	—
Accrued expenses and other current liabilities	—	—	91	—	344	(6)
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	130	1	122	1	54	1
Accrued expenses and other current liabilities	$287	$(2)	$17	$—	$290	$(3)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	$130	$1	$122	$1	$54	$1
Other assets	2,820	19	2,763	18	2,661	17
Total derivative assets (1)	$2,950	$20	$2,885	$19	$2,715	$18

Accrued expenses and other current liabilities	$287	$(2)	$111	$—	$637	$(9)
Other non-current liabilities	83	(1)	89	(1)	123	(2)
Total derivative liabilities (1)	$370	$(3)	$200	$(1)	$760	$(11)

(1)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.

Offsetting of Derivatives
We present our derivatives at gross fair values in the Condensed Consolidated Balance Sheets. However, some of our interest rate and foreign exchange contracts are subject to master netting arrangements which allow net settlements under certain conditions. As of May 4, 2013, February 2, 2013 and April 28, 2012, the aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets were nominal, and the aggregate gross fair value of derivative assets which could be net settled against our derivative liabilities were nominal. As of May 4, 2013, February 2, 2013 and April 28, 2012, none of the master netting arrangements involved collateral.

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
For our interest rate contracts, we primarily use Level 2 inputs mentioned above to arrive at fair value. Additionally, for interest rate contracts we also incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements taking into account the impact of any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. We measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The portfolio-level adjustments are then allocated each period to the individual assets or liabilities within the portfolio.
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

The table below presents our assets and liabilities measured at fair value on a recurring basis as of May 4, 2013, February 2, 2013 and April 28, 2012, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 4, 2013
Assets
Cash equivalents	$205	$—	$—	$205
Derivative financial instruments:
Interest rate contracts	—	19	—	19
Foreign exchange contracts	—	1	—	1
Total assets	$205	$20	$—	$225
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$3	$—	$3

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at February 2, 2013
Assets
Cash equivalents	$667	$—	$—	$667
Derivative financial instruments:
Interest rate contracts	—	18	—	18
Foreign exchange contracts	—	1	—	1
Total assets	$667	$19	$—	$686
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	—	—	—
Total liabilities	$—	$1	$—	$1

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at April 28, 2012
Assets
Cash equivalents	$210	$—	$—	$210
Derivative financial instruments:
Interest rate contracts	—	17	—	17
Foreign exchange contracts	—	1	—	1
Total assets	$210	$18	$—	$228
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$2	$6	$8
Foreign exchange contracts	—	3	—	3
Total liabilities	$—	$5	$6	$11

For the thirteen weeks ended May 4, 2013, we had no derivative financial instruments within Level 3 of the fair value hierarchy. The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy for the thirteen weeks ended April 28, 2012.

(In millions)	Level 3
Balance, January 28, 2012	$(7)
Gain on the change in fair value	1
Balance, April 28, 2012	$(6)
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
There have been no changes in valuation technique or related inputs for the thirteen weeks ended May 4, 2013 and April 28, 2012.
The table below presents our long-lived assets evaluated for impairment measured at fair value on a nonrecurring basis for the thirteen weeks ended May 4, 2013 and April 28, 2012, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at May 4, 2013 and April 28, 2012. As of May 4, 2013 and April 28, 2012, we did not have any long-lived assets classified as Level 1 within the fair value hierarchy.

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$9	$6	$1	$2
Balance, May 4, 2013	$9	$6	$1	$2

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$4	$2	$—	$2
Balance, April 28, 2012	$4	$2	$—	$2

5. Income taxes
The following table summarizes our income tax benefit and effective tax rates for the thirteen weeks ended May 4, 2013 and April 28, 2012:

	13 Weeks Ended
($ In millions)	May 4, 2013	April 28, 2012
Loss before income taxes	$(184)	$(98)
Income tax benefit	73	38
Effective tax rate	(39.7)%	(38.8)%
The effective tax rates for the thirteen weeks ended May 4, 2013 and April 28, 2012 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 38.9% for the thirteen weeks ended May 4, 2013 compared to 40.3% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to a change in the mix and level of earnings between jurisdictions.
For the thirteen weeks ended May 4, 2013, our effective tax rate was impacted by a tax benefit of $2 million related to adjustments to taxes payable. This tax benefit was partially offset by a tax expense of $1 million related to state income taxes.

For the thirteen weeks ended April 28, 2012, our effective tax rate was impacted by tax expense of approximately $1 million related to changes to our liability for uncertain tax positions.

6. Segments
Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile (including baby) product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses “R” Us branded retail stores in 35 foreign countries and jurisdictions with operated stores in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. Domestic and International segments also include their respective Internet operations. Segment operating earnings (loss) excludes corporate related charges and income. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Revenues from external customers are derived primarily from merchandise sales and we do not rely on any major customers as a source of revenue.
Our percentages of consolidated Net sales by product category for the thirteen weeks ended May 4, 2013 and April 28, 2012 were as follows:

	13 Weeks Ended
Domestic:	May 4, 2013	April 28, 2012
Core Toy	11.7%	11.3%
Entertainment	7.3%	8.3%
Juvenile	51.0%	51.0%
Learning	16.4%	15.4%
Seasonal	13.0%	13.2%
Other (1)	0.6%	0.8%
Total	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended
International:	May 4, 2013	April 28, 2012
Core Toy	19.3%	18.9%
Entertainment	9.1%	9.3%
Juvenile	26.8%	28.2%
Learning	26.4%	24.7%
Seasonal	17.5%	18.1%
Other (1)	0.9%	0.8%
Total	100%	100%

(1)	Consists primarily of licensing fees from unaffiliated third parties and other non-product related revenues.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

A summary of financial results by reportable segment is as follows:

	13 Weeks Ended
(In millions)	May 4, 2013	April 28, 2012
Net sales
Domestic	$1,480	$1,618
International	928	994
Total Net sales	$2,408	$2,612
Operating earnings (loss)
Domestic	$40	$100
International	(28)	(14)
Corporate and other	(85)	(76)
Operating (loss) earnings	(73)	10
Interest expense	(114)	(112)
Interest income	3	4
Loss before income taxes	$(184)	$(98)

(In millions)	May 4, 2013	February 2, 2013	April 28, 2012
Merchandise inventories
Domestic	$1,396	$1,421	$1,325
International	933	808	1,002
Total Merchandise inventories	$2,329	$2,229	$2,327

7. Litigation and legal proceedings
In October 2012, the Massachusetts Supreme Judicial Court granted the Company’s request for direct appellate review of a judgment in the amount of approximately $20 million, including $18 million in punitive damages, that was entered against the Company in a wrongful death products liability case entitled Aleo v. SLB Toys USA, Inc., et al. (Superior Court of Massachusetts, Essex County, No. 2008-02149-A) (the “Judgment”). Oral argument concerning this appeal was held on May 6, 2013. In November 2012, the Company posted an appellate bond in the amount of $24 million, which represents the amount of the Judgment plus anticipated post-judgment interest. We believe that we have certain claims against the manufacturer of the product and that the punitive damage award is not appropriate. We have accrued an amount related to this matter and believe that the ultimate resolution will not have a material impact on the Condensed Consolidated Financial Statements.
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

8. Related party transactions
We are owned by an investment group led by entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009 (“Advisory Agreement”). The management and advisory fees paid to the Sponsors (the “Advisory Fees”) increase 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. We recorded Advisory Fees of $6 million and $5 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. During the thirteen weeks ended May 4, 2013 and April 28, 2012, we also paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.

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
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. During the thirteen weeks ended May 4, 2013 and April 28, 2012, affiliates of Vornado and investment funds or accounts advised by KKR held debt and debt securities issued by the Company and its subsidiaries.  The interest amounts paid on such debt and debt securities held by related parties was $3 million during the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.
Additionally, under lease agreements with affiliates of Vornado, we or our affiliates paid an aggregate amount of $2 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively, with respect to 0.8%, respectively, of our operated stores, which includes Toys “R” Us Express stores. Of the aggregate amount paid, less than $1 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively, was allocable to joint-venture parties not otherwise affiliated with Vornado.
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

9. Dispositions
During the thirteen weeks ended May 4, 2013, we sold idle properties and certain assets for gross proceeds of $8 million, resulting in a net gain of $2 million.

10. Stock-based compensation
Effective in March 2013, the Toys “R” Us, Inc. 2005 Management Equity Plan (the “Management Equity Plan”) was further revised to provide that any participant in the Management Equity Plan, who is a former employee of the Company or its affiliates as of March 1, 2013 or who continues to be employed by the Company or its affiliates, has the right to put to the Company (i) in 2013, up to 50% of his or her Original Investment Shares, the number of shares that would be equal to the value of their original investment, held at March 1, 2013 and (ii) in 2014, any or all of the participant’s then remaining Original Investment Shares, in each case, during permitted transaction windows, until the occurrence of an initial public offering of the Company. In each case, the purchase price per share payable by the Company in connection with any such put rights will be the fair market value determined as of a date determined by the Board of Directors that is the anticipated closing date of the repurchase.
Additionally, effective in March 2013, the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”) was amended to provide that any participant in the 2010 Incentive Plan has the right to put to the Company any or all of the restricted stock that becomes vested as well as any net shares acquired upon vesting of restricted stock units beginning six months after the applicable vesting date of these awards.
The Company accounted for the modifications to the Management Equity Plan and 2010 Incentive Plan in accordance with ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 480, “Distinguishing Liabilities from Equity,” and determined that the impacted awards retained equity classification. However, as the equity awards are redeemable for cash at the option of the holder and redemption is probable, the shares have been recorded in temporary equity at their redemption value. The redemption amount will be adjusted at the fair market value as of each reporting period through the date of settlement. Management concluded that the modification did not have an impact to compensation costs.

Subsequent Event
On May 24, 2013, we granted service-based options and restricted stock units under the 2010 Incentive Plan. The options were granted at an exercise price equal to the fair value of the shares on the date of the grant and follow a graded vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting in equal annual installments over the subsequent two years, subject to the participant’s continued employment with us, and will vest automatically upon a change of control of the Company. All options expire ten years from the date of the grant. The restricted stock units were valued at fair market value on the date of grant of $30.00 per share. The restricted stock units for certain officers follow the same graded vesting schedule as the options granted, while the restricted stock units for other officers cliff vest 100% on the second anniversary of the award, subject to the participant’s continued employment with the Company, and will vest automatically upon a change in control of the Company.

11. Accumulated other comprehensive (loss) income
Total other comprehensive loss is included in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Stockholders’ Equity. Accumulated other comprehensive (loss) income is reflected in Total stockholders’ equity on the Condensed Consolidated Balance Sheets, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized (loss) gain on hedged transactions, net of tax	Unrecognized actuarial (losses) gains, net of tax	Accumulated other comprehensive (loss) income
Balance, January 28, 2012	$54	$(2)	$(8)	$44
Other comprehensive loss	(18)	—	—	(18)
Balance, April 28, 2012	$36	$(2)	$(8)	$26

Balance, February 2, 2013	$8	$(2)	$(9)	$(3)
Other comprehensive loss	(46)	—	—	(46)
Balance, May 4, 2013	$(38)	$(2)	$(9)	$(49)

12. Recent accounting pronouncements
In April 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting” (“ASU 2013-07”). ASU 2013-07 clarifies when an entity should apply the liquidation basis of accounting and provides principles for the measurement of associated assets and liabilities, as well as required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-07 is not expected to have a material impact on our Condensed Consolidated Financial Statements.
In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-05 is not expected to have a material impact on our Condensed Consolidated Financial Statements.
In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. The adoption of ASU 2013-04 is not expected to have a material impact on our Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc. and its subsidiaries, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and the Condensed Consolidated Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business
We generate sales, earnings and cash flows by retailing merchandise in our core toy, entertainment, juvenile (including baby), learning and seasonal product categories worldwide. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile (including baby) product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses stores in 35 foreign countries and jurisdictions. As of May 4, 2013, there were 1,544 operated and 165 licensed “R” Us branded retail stores worldwide. In addition, as of May 4, 2013, we operated 121 Toys “R” Us Express stores (“Express stores”), including 60 Express stores with a cumulative lease term of at least two years. Domestic and International segments also include their respective Internet operations.

Financial Performance
As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen weeks ended May 4, 2013 compared to the thirteen weeks ended April 28, 2012:

	13 Weeks Ended
($ In millions)	May 4, 2013	April 28, 2012
Net sales	$2,408	$2,612
Gross margin	900	997
Gross margin as a percentage of Net sales	37.4%	38.2%
Selling, general and administrative expenses	$886	$898
Selling, general and administrative expenses as a percentage of Net sales	36.8%	34.4%
Net loss	$(111)	$(60)
Net sales for the thirteen weeks ended May 4, 2013 decreased by $204 million compared to the same period last year. Foreign currency translation decreased Net sales by approximately $67 million for the thirteen weeks ended May 4, 2013. Excluding the impact of foreign currency translation, the decline in Net sales for the thirteen weeks ended May 4, 2013 was primarily due to a decrease in comparable store net sales.
Gross margin, as a percentage of Net sales for the thirteen weeks ended May 4, 2013 decreased by 0.8 percentage points compared to the same period last year primarily as a result of margin rate declines within certain categories.
Selling, general and administrative expenses (“SG&A”) for the thirteen weeks ended May 4, 2013 decreased by $12 million compared to the same period last year. Foreign currency translation decreased SG&A by approximately $23 million for the thirteen weeks ended May 4, 2013. Excluding the impact of foreign currency translation, the increase in SG&A for the thirteen weeks ended May 4, 2013 was primarily due to increases in rent expense, professional fees and payroll expense.
Net loss for the thirteen weeks ended May 4, 2013 increased by $51 million compared to the same period last year primarily due to a decrease in Gross margin dollars, partially offset by an increase in Income tax benefit and a decrease in SG&A.

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
The following table discloses the change in our comparable store net sales for the thirteen weeks ended May 4, 2013 and April 28, 2012:

	13 Weeks Ended
	May 4, 2013 vs. 2012	April 28, 2012 vs. 2011
Domestic	(8.4)%	(0.8)%
International	(5.8)%	(5.0)%

Percentage of Net Sales by Product Category

	13 Weeks Ended
Domestic:	May 4, 2013	April 28, 2012
Core Toy	11.7%	11.3%
Entertainment	7.3%	8.3%
Juvenile	51.0%	51.0%
Learning	16.4%	15.4%
Seasonal	13.0%	13.2%
Other (1)	0.6%	0.8%
Total	100%	100%
(1)    Consists primarily of non-product related revenues.

	13 Weeks Ended
International:	May 4, 2013	April 28, 2012
Core Toy	19.3%	18.9%
Entertainment	9.1%	9.3%
Juvenile	26.8%	28.2%
Learning	26.4%	24.7%
Seasonal	17.5%	18.1%
Other (1)	0.9%	0.8%
Total	100%	100%
(1)    Consists primarily of licensing fees from unaffiliated third parties and other non-product related revenues.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

	May 4, 2013	April 28, 2012	Change
Domestic (1)	875	874	1
International - Operated (2)	669	637	32
International - Licensed	165	150	15
Total (3)	1,709	1,661	48

(1)
Store count as of May 4, 2013 includes 208 side-by-side (“SBS”) stores, 20 Babies “R” Us Express (“BRU Express”) stores and 62 Juvenile Expansions. Store count as of April 28, 2012 included 186 SBS stores, 20 BRU Express stores and 62 Juvenile Expansions.

(2)	Store count as of May 4, 2013 includes 171 SBS stores and 17 BRU Express stores. Store count as of April 28, 2012 included 152 SBS stores and 15 BRU Express stores.

(3)
Express stores with a cumulative lease term of at least two years are included in our overall store count, while remaining locations are excluded. As of May 4, 2013, there were 81 Domestic and 40 International Express stores open, 36 and 24 of which have been included in our overall store count within our Domestic and International segments, respectively. As of April 28, 2012, there were 51 Domestic and 40 International Express stores open, 35 and nine of which were included in our overall store count within our Domestic and International segments, respectively.

Net Loss

	13 Weeks Ended
(In millions)	May 4, 2013	April 28, 2012	Change
Toys “R” Us - Consolidated	$(111)	$(60)	$(51)
Net loss increased by $51 million to $111 million for the thirteen weeks ended May 4, 2013, compared to $60 million for the same period last year. The increase in Net loss was primarily due to a decrease in Gross margin dollars of $97 million. Partially offsetting this amount was an increase in Income tax benefit of $35 million and a decrease in SG&A of $12 million.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	May 4, 2013	April 28, 2012	$ Change	% Change	May 4, 2013	April 28, 2012
Domestic	$1,480	$1,618	$(138)	(8.5)%	61.5%	61.9%
International	928	994	(66)	(6.6)%	38.5%	38.1%
Toys “R” Us - Consolidated	$2,408	$2,612	$(204)	(7.8)%	100.0%	100.0%
Net sales decreased by $204 million or 7.8%, to $2,408 million for the thirteen weeks ended May 4, 2013, compared to $2,612 million for the same period last year. Net sales for the thirteen weeks ended May 4, 2013 included the impact of foreign currency translation, which decreased Net sales by approximately $67 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for the thirteen weeks ended May 4, 2013 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decline in the number of transactions.
Domestic
Net sales for the Domestic segment decreased by $138 million or 8.5%, to $1,480 million for the thirteen weeks ended May 4, 2013, compared to $1,618 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 8.4%.
The decrease in comparable store net sales resulted primarily from decreases in our juvenile (including baby), entertainment and seasonal categories. The decrease in our juvenile (including baby) category was primarily due to decreased sales of infant care products and apparel. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our seasonal category was primarily due to decreased sales of outdoor products.

International
Net sales for the International segment decreased by $66 million or 6.6%, to $928 million for the thirteen weeks ended May 4, 2013, compared to $994 million for the same period last year. Excluding a $67 million decrease in Net sales due to foreign currency translation, International Net sales remained relatively consistent with the same period last year. Comparable store net sales declined 5.8%.
The decrease in comparable store net sales resulted primarily from decreases in our juvenile (including baby), seasonal and core toy categories. The decrease in our juvenile (including baby) category was primarily due to decreased sales of infant care and baby gear products. The decrease in our seasonal category was primarily due to decreased sales of outdoor products. The decrease in our core toy category was primarily due to a decline in sales of action figures and collectibles.

Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.
Gross Margin

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	May 4, 2013	April 28, 2012	$ Change	May 4, 2013	April 28, 2012	Change
Domestic	$538	$608	$(70)	36.4%	37.6%	(1.2)%
International	362	389	(27)	39.0%	39.1%	(0.1)%
Toys “R” Us - Consolidated	$900	$997	$(97)	37.4%	38.2%	(0.8)%
Gross margin decreased by $97 million to $900 million for the thirteen weeks ended May 4, 2013, compared to $997 million for the same period last year. Foreign currency translation decreased Gross margin by approximately $22 million.
Gross margin, as a percentage of Net sales, decreased by 0.8 percentage points for the thirteen weeks ended May 4, 2013 compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by margin rate declines within certain categories, partially offset by improvements in sales mix away from lower margin products within our Domestic segment.
Domestic
Gross margin decreased by $70 million to $538 million for the thirteen weeks ended May 4, 2013, compared to $608 million for the same period last year. Gross margin, as a percentage of Net sales, decreased by 1.2 percentage points for the thirteen weeks ended May 4, 2013 compared to the same period last year.
The decrease in Gross margin, as a percentage of Net sales, resulted primarily from margin rate declines, predominantly in our juvenile (including baby) and seasonal categories. Partially offsetting these decreases were improvements in sales mix away from lower margin products, predominantly in our entertainment category.
International
Gross margin decreased by $27 million to $362 million for the thirteen weeks ended May 4, 2013, compared to $389 million for the same period last year. Foreign currency translation decreased Gross margin by approximately $22 million. Gross margin, as a percentage of Net sales, decreased by 0.1 percentage point for the thirteen weeks ended May 4, 2013 compared to the same period last year.

The decrease in Gross margin, as a percentage of Net sales, resulted primarily from margin rate declines, predominantly in our learning and seasonal categories.

Selling, General and Administrative Expenses
The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	May 4, 2013	April 28, 2012	$ Change	May 4, 2013	April 28, 2012	Change
Toys “R” Us - Consolidated	$886	$898	$(12)	36.8%	34.4%	2.4%
SG&A decreased by $12 million to $886 million for the thirteen weeks ended May 4, 2013, compared to $898 million for the same period last year. Foreign currency translation decreased SG&A by approximately $23 million. As a percentage of Net sales, SG&A increased by 2.4 percentage points.
Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to a $2 million increase in rent expense, a $2 million increase in professional fees and a $2 million increase in payroll expense.

Depreciation and Amortization

	13 Weeks Ended
(In millions)	May 4, 2013	April 28, 2012	Change
Toys “R” Us - Consolidated	$100	$100	$—
Depreciation and amortization remained consistent for the thirteen weeks ended May 4, 2013 compared to the same period last year.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	net gains on sales of properties;

•	impairment of long-lived assets;

•	foreign exchange gains and losses; and

•	other operating income and expenses

	13 Weeks Ended
(In millions)	May 4, 2013	April 28, 2012	Change
Toys “R” Us - Consolidated	$13	$11	$2
Other income, net increased by $2 million to $13 million for the thirteen weeks ended May 4, 2013, compared to $11 million for the same period last year. The increase was primarily due to a $4 million increase in credit card program income.

Interest Expense

	13 Weeks Ended
(In millions)	May 4, 2013	April 28, 2012	Change
Toys “R” Us - Consolidated	$114	$112	$2
Interest expense increased by $2 million to $114 million for the thirteen weeks ended May 4, 2013, compared to $112 million for the same period last year.

Interest Income

	13 Weeks Ended
(In millions)	May 4, 2013	April 28, 2012	Change
Toys “R” Us - Consolidated	$3	$4	$(1)
Interest income decreased by $1 million to $3 million for the thirteen weeks ended May 4, 2013, compared to $4 million for the same period last year.

Income Tax Benefit
The following table summarizes our income tax benefit and effective tax rates for the thirteen weeks ended May 4, 2013 and April 28, 2012:

	13 Weeks Ended
($ In millions)	May 4, 2013	April 28, 2012
Loss before income taxes	$(184)	$(98)
Income tax benefit	73	38
Effective tax rate	(39.7)%	(38.8)%
The effective tax rates for the thirteen weeks ended May 4, 2013 and April 28, 2012 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 38.9% for the thirteen weeks ended May 4, 2013 compared to 40.3% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to a change in the mix and level of earnings between jurisdictions.
For the thirteen weeks ended May 4, 2013, our effective tax rate was impacted by a tax benefit of $2 million related to adjustments to taxes payable. This tax benefit was partially offset by a tax expense of $1 million related to state income taxes. For the thirteen weeks ended April 28, 2012, our effective tax rate was impacted by tax expense of approximately $1 million related to changes to our liability for uncertain tax positions.

Liquidity and Capital Resources
Overview
As of May 4, 2013, we were in compliance with all of the covenants related to our outstanding debt. At May 4, 2013, under our $1.85 billion secured revolving credit facility (“ABL Facility”), we had outstanding borrowings of $61 million, a total of $111 million of outstanding letters of credit and excess availability of $949 million. We are also subject to a minimum excess availability covenant, which was $125 million at May 4, 2013, with remaining availability of $824 million in excess of the covenant.
Toys “R” Us-Japan, Ltd. (“Toys-Japan”) has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Tranche 1 is available in amounts of up to ¥12.9 billion ($130 million at May 4, 2013), expiring on June 28, 2013. At May 4, 2013, we had outstanding borrowings of $24 million under Tranche 1, with $106 million of remaining availability.
Tranche 2 is available in amounts of up to ¥12.0 billion ($121 million at May 4, 2013), expiring on June 27, 2014. At May 4, 2013, we had outstanding borrowings of $51 million under Tranche 2, with $70 million of remaining availability.

Toys-Japan also has an uncommitted line of credit with total availability of ¥2.8 billion ($29 million at May 4, 2013), which will renew April 1 of each year unless otherwise canceled. As of May 4, 2013, we had no outstanding borrowings under the uncommitted line of credit.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($215 million at May 4, 2013) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At May 4, 2013, we had no outstanding borrowings, with $145 million of remaining availability under the European ABL Facility.
Toys (Labuan) Holding Limited (“Labuan”) has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$332 million ($43 million at May 4, 2013). As of May 4, 2013, we had $12 million of borrowings and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $28 million.
We are dependent on the borrowings provided by our lenders to support our working capital needs, capital expenditures and to service debt. As of May 4, 2013, we have funds available to finance our operations under our European ABL Facility through March 2016, our ABL Facility through August 2015, and our Toys-Japan unsecured credit lines with a tranche maturing June 2013 and a tranche maturing June 2014. In addition, Labuan and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
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
The following table discloses our capital expenditures for the thirteen weeks ended May 4, 2013 and April 28, 2012:

	13 Weeks Ended
(In millions)	May 4, 2013	April 28, 2012
Other store-related projects (1)	$24	$8
New stores (2)	14	12
Information technology	10	13
Conversion projects (3)	3	14
Distribution centers	2	5
Total capital expenditures	$53	$52

(1)	Includes other store-related projects (other than conversion projects) such as store updates.

(2)	Primarily includes SBS relocations as well as single format stores (including Express stores).

(3)	Primarily includes SBS conversions as well as other remodels pursuant to our juvenile integration strategy.

Cash Flows

	13 Weeks Ended
(In millions)	May 4, 2013	April 28, 2012	Change
Net cash used in operating activities	$(461)	$(346)	$(115)
Net cash used in investing activities	(40)	(51)	11
Net cash (used in) provided by financing activities	(137)	306	(443)
Effect of exchange rate changes on Cash and cash equivalents	(10)	(1)	(9)
Net decrease during period in Cash and cash equivalents	$(648)	$(92)	$(556)

Cash Flows Used in Operating Activities
Net cash used in operating activities increased $115 million to $461 million for the thirteen weeks ended May 4, 2013, compared to $346 million for the thirteen weeks ended April 28, 2012. The increase in net cash used in operating activities was primarily the result of an increase in Net loss and an increase in merchandise inventories primarily due to a decline in Net sales. Also contributing to the increase in net cash used in operating activities was higher income tax payments made in the current period as compared to the same period last year.

Cash Flows Used in Investing Activities
Net cash used in investing activities decreased $11 million to $40 million for the thirteen weeks ended May 4, 2013, compared to $51 million for the thirteen weeks ended April 28, 2012. The decrease in net cash used in investing activities was due to current year proceeds of $52 million from the repayment of the Vanwall Finance Plc debt securities held by us and $5 million in prior year payments related to the Labuan acquisition. These decreases were partially offset by a $27 million increase in restricted cash in conjunction with the terms of the UK refinancing and the current year purchase of $20 million in debt securities of Debussy DTC Plc. Refer to Note 2 within our Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding the UK refinancing.

Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities increased $443 million to $137 million for the thirteen weeks ended May 4, 2013, compared to net cash provided by financing activities of $306 million for the thirteen weeks ended April 28, 2012. The increase in net cash used in financing activities was primarily due to a $419 million increase in net debt repayments and an increase of $18 million in capitalized debt issuance costs.

Debt
Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt and any of the transactions described below.
As of May 4, 2013, we had total indebtedness of approximately $5.2 billion, of which $3.0 billion was secured indebtedness.
During the thirteen weeks ended May 4, 2013, the following events occurred with respect to our debt structure:

•
On February 27, 2013, Toys “R” Us France Real Estate SAS (“TRU France Real Estate”) entered into a five year senior secured term loan facility agreement (the “France Propco Facility Agreement”) for an aggregate principal amount of €48 million ($63 million at May 4, 2013). The net proceeds of the loan under the France Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the €61 million French real estate credit facility due fiscal 2013.

•
On February 28, 2013, Toys-Japan entered into an additional bank loan with a financial institution for ¥2.0 billion ($20 million at May 4, 2013). The loan will mature on February 26, 2021 and bears an interest rate of 2.18% per annum.

•
On March 25, 2013, Toys “R” Us Properties (UK) Limited (“UK Propco”) entered into a facility agreement (the “New UK Propco Facility Agreement”), which was funded on March 28, 2013, for an aggregate principal amount of £263 million ($410 million at May 4, 2013). The net proceeds of the loan under the New UK Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the £406 million UK real estate senior and junior credit facilities due fiscal 2013.

We and our subsidiaries, as well as the Sponsors or their affiliates, may from time to time acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 8 to our Condensed Consolidated Financial Statements entitled “Related party transactions.”

Contractual Obligations
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Due to the changes in our Long-term debt during the thirteen weeks ended May 4, 2013 described in Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt”, we have provided updated Short-term borrowings and long-term debt and interest payment information. The following table summarizes our contractual obligations associated with our Short-term borrowings and long-term debt and related interest payments as of May 4, 2013.

	Payments Due By Period
(In millions)	Remainder of Fiscal 2013	Fiscals 2014 & 2015	Fiscals 2016 & 2017	Fiscals 2018 and thereafter	Total
Short-term borrowings and long-term debt (1)(2)(3)	$96	$288	$3,158	$1,484	$5,026
Interest payments (1)(2)(4)(5)	310	760	598	118	1,786
Total	$406	$1,048	$3,756	$1,602	$6,812

(1)	Reflects the refinancing of the France Propco Facility Agreement and UK Propco loans, along with the proceeds from the additional Toys-Japan bank loan.

(2)	Excludes the impact of approximately $50 million we borrowed under our ABL Facility to fund the partial repayment of the secured term loans.

(3)	Excludes finance obligations associated with capital projects and capital lease obligations.

(4)	In an effort to manage interest rate exposures, we periodically enter into interest rate swaps and interest rate caps. Interest payments presented are net of interest rate swaps or caps.

(5)
Interest payments for our ABL Facility, European ABL Facility and our Toys-Japan unsecured credit lines were estimated based on the average borrowings under each of the facilities for the last twelve months.

Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended February 2, 2013 for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This amendment requires an entity to present, either on the face of the financial statement or in the notes, the effects on the line items of net income due to significant amounts reclassified out of accumulated other comprehensive income, as well as provide cross-references to other required reclassification disclosures, where applicable. As of February 3, 2013, the Company adopted ASU 2013-02 and has elected to present the significant amounts reclassified in a tabular format in the Notes to the Condensed Consolidated Financial Statements.
In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The results of the qualitative assessment will determine whether it is necessary to perform the quantitative impairment test described in Topic 350. The Company adopted the amendments effective February 3, 2013. The adoption did not have an impact on our Condensed Consolidated Financial Statements.
In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires an entity to disclose information about derivatives subject to enforceable master netting arrangements, including rights of offset, to enable users of its financial statements to understand the effect of those arrangements on its financial position. Subsequently, in January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11.  The Company adopted ASU 2011-11 and ASU 2013-01 as of February 3, 2013, and the presentation and disclosure requirements were applied retrospectively. Other than the enhanced disclosures, the adoption of these pronouncements did not impact our Condensed Consolidated Financial Statements.
In December 2011, the FASB issued ASU 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate - a Scope Clarification” (“ASU 2011-10”). The purpose of this update is to resolve the diversity in practice about whether the guidance under ASC Subtopic 360-20, “Property, Plant, and Equipment - Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest in a subsidiary, as specified under ASC Subtopic 810-10, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”, that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. ASU 2011-10 clarifies the accounting for such transactions is based on substance rather than form, specifically that the parent should only derecognize the real estate, debt and results of operations of the subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. The Company adopted the amendments effective February 3, 2013, and applied the guidance prospectively. The adoption of ASU 2011-10 did not have an impact on our Condensed Consolidated Financial Statements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, the other reports and documents that we have filed or may in the future file with the Securities and Exchange Commission and other publicly released materials and statements, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements discuss, among other things, our strategy, store openings, integration and remodeling, the development, implementation and integration of our Internet business, future financial or operational performance, projected sales for certain periods, comparable store net sales from one period to another, cost savings, results of store closings and restructurings, outcome or impact of pending or threatened litigation, domestic or international developments, amount and allocation of future capital expenditures, growth initiatives, inventory levels, cost of goods, selection and type of merchandise, marketing positions, implementation of safety standards, future financings, estimates regarding future effective tax rates and other goals and targets and statements of the assumptions underlying or relating to any such statements.
These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of our business, competition in the retail industry, changes in our product distribution mix and distribution channels, general economic factors in the United States and other countries in which we conduct our business, consumer spending patterns, our ability to implement our strategy, the availability of adequate financing, access to trade credit, changes in consumer preferences, our dependence on key vendors for our merchandise, political and other developments associated with our international operations, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact our business, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on March 29, 2013, and in our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the thirteen weeks ended May 4, 2013. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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
We have evaluated, under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report.
Based on that evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In October 2012, the Massachusetts Supreme Judicial Court granted the Company’s request for direct appellate review of a judgment in the amount of approximately $20 million, including $18 million in punitive damages, that was entered against the Company in a wrongful death products liability case entitled Aleo v. SLB Toys USA, Inc., et al. (Superior Court of Massachusetts, Essex County, No. 2008-02149-A) (the “Judgment”). Oral argument concerning this appeal was held on May 6, 2013. In November 2012, the Company posted an appellate bond in the amount of $24 million, which represents the amount of the Judgment plus anticipated post-judgment interest. We believe that we have certain claims against the manufacturer of the product and that the punitive damage award is not appropriate. We have accrued an amount related to this matter and believe that the ultimate resolution will not have a material impact on the Condensed Consolidated Financial Statements.
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
As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On March 29, 2013 and April 12, 2013, option holders exercised 26,455 and 253,183 options, respectively, on a net settlement basis, which resulted in the issuance of 10,184 and 23,067 shares of Common Stock to these individuals. Each of these issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

TOYS “R” US, INC.
(Registrant)

Date: June 14, 2013	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.1
UK Propco Facility Agreement, dated as of March 25, 2013, among Toys “R” Us Properties (UK) Limited, as borrower, Debussy DTC PLC, as original lender, Elavon Financial Services Limited, as facility agent U.S. Bank Trustees Limited, as security agent.

31.1
Certification of interim Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document