Form 10-Q
period 2013-08-03
TOYS R US INC
filed 2013-09-17
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2013

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
As of September 6, 2013, there were 49,102,762 outstanding shares of common stock of Toys “R” Us, Inc., none of which were publicly traded.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	August 3, 2013	February 2, 2013	July 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$464	$1,118	$531
Accounts and other receivables	341	255	317
Merchandise inventories	2,353	2,229	2,315
Current deferred tax assets	102	104	127
Prepaid expenses and other current assets	163	136	124
Total current assets	3,423	3,842	3,414
Property and equipment, net	3,740	3,891	3,951
Goodwill	443	445	448
Deferred tax assets	233	244	264
Restricted cash	44	16	19
Other assets	430	483	558
Total Assets	$8,313	$8,921	$8,654

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,235	$1,379	$1,267
Accrued expenses and other current liabilities	811	900	754
Income taxes payable	29	53	35
Current portion of long-term debt	149	339	985
Total current liabilities	2,224	2,671	3,041
Long-term debt	5,133	4,990	4,479
Deferred tax liabilities	123	135	155
Deferred rent liabilities	356	356	350
Other non-current liabilities	226	235	247
Temporary equity	72	49	39
Total stockholders’ equity	179	485	343
Total Liabilities, Temporary Equity and Stockholders’ Equity	$8,313	$8,921	$8,654
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$2,377	$2,552	$4,785	$5,164
Cost of sales	1,457	1,534	2,965	3,149
Gross margin	920	1,018	1,820	2,015
Selling, general and administrative expenses	890	887	1,776	1,785
Depreciation and amortization	95	100	195	200
Other income, net	(19)	(12)	(32)	(23)
Total operating expenses	966	975	1,939	1,962
Operating (loss) earnings	(46)	43	(119)	53
Interest expense	(116)	(103)	(230)	(215)
Interest income	1	4	4	8
Loss before income taxes	(161)	(56)	(345)	(154)
Income tax benefit	48	20	121	58
Net loss	$(113)	$(36)	$(224)	$(96)
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net loss	$(113)	$(36)	$(224)	$(96)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(10)	(35)	(56)	(53)
Total other comprehensive loss, net of tax	(10)	(35)	(56)	(53)
Comprehensive loss, net of tax	$(123)	$(71)	$(280)	$(149)
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(In millions)	August 3, 2013	July 28, 2012
Cash Flows from Operating Activities:
Net loss	$(224)	$(96)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	195	200
Amortization and write-off of debt issuance costs	20	17
Deferred income taxes	(11)	10
Other	5	(4)
Changes in operating assets and liabilities:
Accounts and other receivables	41	34
Merchandise inventories	(163)	(106)
Prepaid expenses and other operating assets	(20)	19
Accounts payable, Accrued expenses and other liabilities	(199)	(305)
Income taxes payable and receivable	(157)	(115)
Net cash used in operating activities	(513)	(346)
Cash Flows from Investing Activities:
Capital expenditures	(110)	(126)
Proceeds from redemption of debt securities	52	—
Purchases of debt securities	(20)	—
(Increase) decrease in restricted cash	(28)	10
Proceeds from sales of fixed assets	23	8
Acquisitions	—	(15)
Net cash used in investing activities	(83)	(123)
Cash Flows from Financing Activities:
Long-term debt borrowings	1,237	662
Long-term debt repayments	(1,252)	(351)
Short-term debt borrowings, net	3	5
Capitalized debt issuance costs	(26)	(5)
Repurchase of common stock	(7)	—
Other	—	(2)
Net cash (used in) provided by financing activities	(45)	309
Effect of exchange rate changes on Cash and cash equivalents	(13)	(10)
Cash and cash equivalents:
Net decrease during period	(654)	(170)
Cash and cash equivalents at beginning of period	1,118	701
Cash and cash equivalents at end of period	$464	$531
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
(In millions)	Issued Shares	Treasury Amount
Balance, January 28, 2012	49	$(2)	$35	$426	$44	$503
Net loss	—	—	—	(96)	—	(96)
Total other comprehensive loss, net of tax	—	—	—	—	(53)	(53)
Restricted stock forfeitures	—	(1)	1	—	—	—
Repurchase of common stock	—	(19)	—	—	—	(19)
Issuance of common stock	—	17	(4)	—	—	13
Stock compensation expense	—	—	8	—	—	8
Stock award reclassification	—	—	(3)	—	—	(3)
Adjustment of noncontrolling interest to redemption value	—	—	—	(10)	—	(10)
Balance, July 28, 2012	49	$(5)	$37	$320	$(9)	$343

Balance, February 2, 2013	49	$(4)	$47	$445	$(3)	$485
Net loss	—	—	—	(224)	—	(224)
Total other comprehensive loss, net of tax	—	—	—	—	(56)	(56)
Restricted stock forfeitures	—	(1)	1	—	—	—
Repurchase of common stock	—	(36)	—	—	—	(36)
Issuance of common stock	—	34	(7)	—	—	27
Stock compensation expense	—	—	6	—	—	6
Redemption value of redeemable shares to temporary equity	—	—	(12)	—	—	(12)
Adjustment of noncontrolling interest to redemption value	—	—	—	(11)	—	(11)
Balance, August 3, 2013	49	$(7)	$35	$210	$(59)	$179

(1) For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of August 3, 2013, February 2, 2013 and July 28, 2012, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012 and the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity for the twenty-six weeks ended August 3, 2013 and July 28, 2012, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Consolidated Balance Sheet at February 2, 2013, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 2, 2013. The results of operations for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012 are not necessarily indicative of operating results for the full year.
Variable Interest Entities
On March 25, 2013, our indirect wholly-owned subsidiary, Toys “R” Us Properties (UK) Limited (“UK Propco”) entered into a facility agreement (the “New UK Propco Facility Agreement”) with Debussy DTC Plc (“Debussy”), pursuant to which Debussy made loans (collectively, the “New UK Propco Loan”) to UK Propco on March 28, 2013 in the aggregate principal amount of £263 million ($402 million at August 3, 2013).  Debussy is a special purpose entity established with the limited purpose of making loans and issuing the £263 million of multiple classes of commercial mortgage backed fixed rate notes (the “Debussy Notes”) to third party investors and the Company.  Refer to Note 2 entitled “Short-term borrowings and long-term debt” for further details.
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

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of August 3, 2013, February 2, 2013 and July 28, 2012 is outlined in the table below:

(In millions)	August 3, 2013	February 2, 2013	July 28, 2012
Short-term borrowings
Labuan uncommitted lines of credit	$17	$14	$14
Long-term debt
Spanish real estate credit facility, due fiscal 2012	—	—	156
French real estate credit facility, due fiscal 2013 (1)	—	83	75
UK real estate senior credit facility, due fiscal 2013 (2)	—	543	546
UK real estate junior credit facility, due fiscal 2013 (2)	—	94	95
7.875% senior notes, due fiscal 2013 (3)	—	—	399
Toys-Japan unsecured credit lines, expire fiscals 2014-2015 (4)	120	27	116
Secured revolving credit facility, expires fiscal 2015 (5)	128	—	—
Spanish real estate credit facility, due fiscal 2015	96	102	—
European and Australian asset-based revolving credit facility, expires fiscal 2016	39	—	—
Secured term loan facility, due fiscal 2016 (5)	649	677	680
7.375% senior secured notes, due fiscal 2016 (5)	358	361	363
10.750% senior notes, due fiscal 2017 (6)	935	934	932
10.375% senior notes, due fiscal 2017 (3)	446	446	—
8.500% senior secured notes, due fiscal 2017 (7)	719	718	717
French real estate credit facility, due fiscal 2018 (1)	63	—	—
Incremental secured term loan facility, due fiscal 2018 (5)	374	391	393
Second incremental secured term loan facility, due fiscal 2018 (5)	210	220	221
7.375% senior notes, due fiscal 2018 (3)	403	404	404
UK real estate credit facility, due fiscal 2020 (2)	402	—	—
Toys-Japan 1.85%-2.85% loans, due fiscals 2013-2021 (8)	115	107	154
8.750% debentures, due fiscal 2021 (9)	22	22	22
Finance obligations associated with capital projects	175	163	153
Capital lease obligations	28	37	38
	5,282	5,329	5,464
Less current portion	149	339	985
Total Long-term debt (10)	$5,133	$4,990	$4,479

(1)
On February 27, 2013, Toys “R” Us France Real Estate SAS (“TRU France Real Estate”) entered into a five year senior secured term loan facility agreement (the “France Propco Facility Agreement”) for an aggregate principal amount of €48 million ($63 million at August 3, 2013). The net proceeds of the loan under the France Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the €61 million French real estate credit facility due fiscal 2013.

(2)
On March 25, 2013, UK Propco entered into the New UK Propco Facility Agreement, which was funded on March 28, 2013, for an aggregate principal amount of £263 million ($402 million at August 3, 2013). The net proceeds of the loan under the New UK Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the UK real estate senior and junior credit facilities due fiscal 2013.

(3)	Represents obligations of Toys “R” Us, Inc. (the “Parent Company”).

(4)
Toys “R” Us - Japan, Ltd. (“Toys-Japan”) currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). On June 25, 2013, Toys-Japan entered into an agreement to refinance Tranche 1 of its committed line of credit.

(5)	Represents obligations of Toys “R” Us-Delaware, Inc. (“Toys-Delaware”).

(6)
Represents obligations of Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”). On August 21, 2013, TRU Propco I entered into a senior unsecured term loan facility for an aggregate principal amount of $985 million due fiscal 2019 (the “Propco I Term Loan Facility”). The proceeds, together with other funds available to TRU Propco I, were used to redeem in full TRU Propco I's $950 million senior unsecured 10.750% notes due fiscal 2017, plus accrued interest, premiums and fees.

(7)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).

(8)	On February 28, 2013, Toys-Japan entered into an additional bank loan with a financial institution for ¥2.0 billion ($20 million at August 3, 2013).

(9)	Represents obligations of the Parent Company and Toys-Delaware.

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
The amount of net assets that were subject to such restrictions was $880 million as of August 3, 2013. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of August 3, 2013, we have funds available to finance our operations under our European and Australian asset-based revolving credit facility (“European ABL Facility”) through March 2016, our Secured revolving credit facility (“ABL Facility”) through August 2015 and our Toys-Japan unsecured credit lines with a tranche maturing June 2014 and a tranche maturing June 2015. In addition, Toys (Labuan) Holding Limited (“Labuan”) and Toys-Japan have uncommitted lines of credit due on demand.
The total fair values of our Long-term debt, with carrying values of $5.3 billion, $5.3 billion and $5.5 billion at August 3, 2013, February 2, 2013 and July 28, 2012, respectively, were $5.4 billion for each period. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods. A portion of these instruments are classified as Level 3, as these are not publicly traded and therefore we are unable to obtain quoted market prices. The fair value of these Level 3 debt instruments totaled $1.2 billion, $1.1 billion and $1.2 billion at August 3, 2013, February 2, 2013 and July 28, 2012, respectively.
Labuan uncommitted lines of credit, due on demand ($17 million at August 3, 2013)
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$329 million ($42 million at August 3, 2013). As of August 3, 2013, we had $17 million of borrowings, which has been included in Accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet, and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $22 million. The average interest rate on the drawn borrowings was 2.27% and 1.99% for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.

Toys-Japan unsecured credit lines, expire fiscals 2014 - 2015 ($120 million at August 3, 2013)
Toys-Japan has an agreement with a syndicate of financial institutions, which includes the Tranche 1 and Tranche 2 unsecured loan commitment lines of credit. On June 25, 2013, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result, Tranche 1 is now available in amounts of up to ¥13.0 billion ($131 million at August 3, 2013), expiring on June 30, 2015, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80% per annum. We paid fees of $2 million to refinance Tranche 1, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At August 3, 2013, we had outstanding borrowings of $54 million under Tranche 1, with $77 million of remaining availability. Tranche 2 is available in amounts of up to ¥12.0 billion ($121 million at August 3, 2013), expiring on June 27, 2014, and bears an interest rate of TIBOR plus 0.80% per annum. At August 3, 2013, we had outstanding borrowings of $66 million under Tranche 2, with $55 million of remaining availability.

The agreement contains covenants, including, among other things, covenants that require Toys-Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys-Japan from paying dividends or making loans to affiliates without lender consent.

Additionally, Toys-Japan has an uncommitted line of credit with total availability of ¥2.8 billion ($29 million at August 3, 2013), which will renew April 1 of each year unless otherwise canceled. The uncommitted line of credit bears an interest rate of TIBOR plus 0.50%. As of August 3, 2013, we had no outstanding borrowings under the uncommitted line of credit.
$1.85 billion ABL Facility, expires fiscal 2015 ($128 million at August 3, 2013)
At August 3, 2013, under our ABL Facility we had outstanding borrowings of $128 million, a total of $101 million of outstanding letters of credit and excess availability of $920 million. We are also subject to a minimum excess availability covenant, which was $125 million at August 3, 2013, with remaining availability of $795 million in excess of the minimum covenant level.
European ABL Facility, expires fiscal 2016 ($39 million at August 3, 2013)
The European ABL Facility, as amended provides for a five-year £138 million ($211 million at August 3, 2013) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At August 3, 2013, we had outstanding borrowings of $39 million, with $96 million of remaining availability under the European ABL Facility.
Secured term loan facility, due fiscal 2016 ($649 million at August 3, 2013)
The Secured term loan facility contains a provision that requires us to repay a specified percentage of excess cash flow generated in the previous fiscal year, as defined in the agreement, starting with the fiscal year ended January 28, 2012. As a result, we borrowed $50 million under our ABL Facility on May 31, 2013 to fund the partial repayment of the Secured Term Loan Facility, including the Incremental and Second Incremental Secured Term Loans on a pro-rata basis.
€48 million French real estate credit facility, due fiscal 2018 ($63 million at August 3, 2013)
On February 27, 2013, TRU France Real Estate entered into the France Propco Facility Agreement for an aggregate principal amount of €48 million ($63 million at August 3, 2013). The net proceeds of the loan under the France Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the €61 million French real estate credit facility due fiscal 2013. TRU France Real Estate owns freehold and long leasehold interests in properties in various retail markets throughout France. Under an operating company/property company structure, TRU France Real Estate leases these properties on a triple-net basis to Toys “R” Us SARL (“France Opco”). Substantially all of TRU France Real Estate’s revenues and cash flows are derived from payments from France Opco under a series of lease agreements. The loan is secured by nine properties located in France. The France Propco Facility Agreement will mature on February 27, 2018 and bears interest equal to EURIBOR plus 4.50%. We have entered into an interest rate cap as required under the France Propco Facility Agreement capping EURIBOR at 2.50% per annum. Additionally, TRU France Real Estate is required to make principal payments equal to 1.25% per year of the original loan amount. As such, $1 million has been classified as Current portion of long-term debt on our Consolidated Balance Sheet. In conjunction with the France Propco Facility Agreement, we incurred transaction fees of $4 million, which have been capitalized as deferred debt issuance costs and will be amortized over the term of the agreement.
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

£263 million UK real estate credit facility, due fiscal 2020 ($402 million at August 3, 2013)
On March 25, 2013, UK Propco entered into the New UK Propco Facility Agreement with Debussy, pursuant to which Debussy made the New UK Propco Loan to UK Propco on March 28, 2013 in the aggregate principal amount of £263 million ($402 million at August 3, 2013). The net proceeds of the New UK Propco Loan, together with cash on hand, were used to repay the principal balance outstanding under the UK real estate senior and junior credit facilities.
UK Propco owns freehold and long leasehold interests in properties in various retail markets throughout the United Kingdom. Under an operating company/property company structure, UK Propco leases these properties on a triple-net basis to Toys “R” Us Limited (“UK Opco”). Substantially all of UK Propco's revenues and cash flows will be derived from payments from UK Opco under a series of amended lease agreements. The New UK Propco Loan is secured by, among other things, 31 owned and leased properties held by UK Propco, certain cash reserve accounts which are classified as Restricted cash on the Condensed Consolidated Balance Sheet and the stock of UK Propco. The New UK Propco Loan bears interest on a weighted average basis of 6.85% per annum plus mandatory costs and matures on July 7, 2020. The New UK Propco Facility Agreement contains covenants that restrict the ability of UK Propco to incur certain additional indebtedness, make restricted payments or certain investments, create or permit liens on assets, dispose of properties, acquire further property, vary or terminate the lease agreements referred to above, conclude further leases or engage in mergers or consolidations. If an event of default, including an event resulting from the failure to comply with a rent to interest coverage ratio applicable to UK Propco, under the New UK Propco Loan occurs and is continuing, the principal amount outstanding, together with all accrued and unpaid interest and other amounts owed may be declared immediately due and payable by the lenders. The loans are subject to mandatory prepayments in certain cases, including from the proceeds of certain permitted property disposals, and UK Propco may optionally prepay the loans at any time, provided that prior to July 7, 2015 and subject to certain exceptions, the loans may only be prepaid in full. Any prepayment prior to July 7, 2015, subject to certain exceptions, shall be subject to a “make whole” premium. Any prepayment occurring during the first, second and third year after July 7, 2015 are subject to a prepayment fee equal to 3%, 2% and 1%, respectively, of the amount of the loan prepaid.
Debussy is a special purpose entity established with the limited purpose of making loans to UK Propco and issuing £263 million ($402 million as of August 3, 2013) of the Debussy Notes to third party investors. On July 24, 2013, Debussy completed the securitization of the New UK Propco Loan, the notes of which are now publicly traded on the Irish Stock Exchange. In connection with the securitization, UK Propco entered into an amendment and restatement agreement relating to the UK Propco Facility Agreement. The Company owns and holds £13 million ($20 million as of August 3, 2013) principal amount of the various classes of the Debussy Notes, which are included in Other assets within the Condensed Consolidated Balance Sheet, classified as held-to-maturity debt and reported at amortized cost. For further details regarding the consolidation of Debussy, refer to Note 1 entitled “Basis of presentation”. In conjunction with the New UK Propco Loan and subsequent securitization, we incurred transaction fees of $23 million, which have been capitalized as deferred debt issuance costs and will be amortized over the term of the agreement.
Prior to the refinancing of the UK real estate credit facilities, we designated UK Propco as a “restricted subsidiary” under the indenture for the 10.375% senior notes due fiscal 2017. In addition, in connection with the refinancing, $52 million of the Vanwall Finance PLC notes that we owned were repaid.
Toys-Japan bank loans (1.85% to 2.85%), due fiscals 2013-2021 ($115 million at August 3, 2013)
On February 28, 2013, Toys-Japan entered into an additional bank loan with a financial institution for ¥2.0 billion ($20 million at August 3, 2013). The loan matures on February 26, 2021 and bears an interest rate of 2.18% per annum. Toys-Japan is required to make semi-annual principal payments of ¥125 million ($1 million at August 3, 2013), commencing August 2013.
Subsequent Event
10.750% senior notes, due fiscal 2017 ($935 million at August 3, 2013)
On August 21, 2013, TRU Propco I entered into the Propco I Term Loan Facility for an aggregate principal amount of $985 million. The Propco I Term Loan Facility was issued at a discount of $10 million, which resulted in the receipt of gross proceeds of $975 million. The proceeds, together with other funds available to TRU Propco I, were used to redeem in full TRU Propco I's $950 million senior unsecured 10.750% notes due fiscal 2017 (the “Propco I Notes”), plus accrued interest, premiums and expenses, and to pay fees and expenses relating to the Propco I Term Loan Facility. As a result of the repayment of the Propco I Notes, we expensed approximately $77 million related to a redemption premium, previous original issue discount and deferred debt issuance costs in the third quarter of fiscal 2013.
TRU Propco I owns fee and leasehold interests in properties in the United States, which it leases on a long term basis to Toys-Delaware, pursuant to a master lease agreement.

The Propco I Term Loan Facility matures on August 21, 2019 and bears interest equal to, at the option of TRU Propco I, (i) LIBOR plus a margin of 5.00% per annum or (ii) the Base Rate (defined as the highest of (x) the Federal Funds Rate plus 0.50%, (y) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its “prime rate,” and (z) one-month LIBOR plus 1.00%) plus a margin of 4.00% per annum, each of (i) and (ii)(z) subject to a LIBOR floor of 1.00%. The Propco I Term Loan Facility will initially bear interest equal to LIBOR plus a margin of 5.00% per annum. The Propco I Term Loan Facility is guaranteed by all of TRU Propco I's subsidiaries (the “Guarantors”). The Propco I Term Loan Facility is solely the obligation of TRU Propco I and the Guarantors and will not be guaranteed by the Parent Company or Toys-Delaware.
The Propco I Term Loan Facility is required to be repaid in equal quarterly installments commencing January 31, 2014 in aggregate annual amounts equal to 1.00% of the original principal amount, with the balance payable on the final maturity date. The Propco I Term Loan Facility also requires TRU Propco I to prepay outstanding term loans with 25% of TRU Propco I's annual excess cash flow (as defined in the Propco I Term Loan Facility), commencing with the fiscal year ending January 31, 2015, subject to the right of the lenders to decline such prepayment (the “Declined Proceeds”). The Propco I Term Loan Facility also requires TRU Propco I to prepay outstanding term loans, subject to certain exceptions and reinvestment rights, in connection with certain asset sales in an amount generally equal to 65% of the appraised value of the real property disposed of in such sale.
The Propco I Term Loan Facility contains certain affirmative and negative covenants, including, among other things, covenants that, subject to certain exceptions, restrict the ability of TRU Propco I and its subsidiaries to incur certain additional indebtedness, make distributions, create or permit liens on assets, sell or otherwise dispose of assets, or engage in mergers or consolidations. The exceptions include the right of TRU Propco I to make distributions from 75% of excess cash flow plus certain other amounts, including Declined Proceeds, subject to the satisfaction of certain conditions, including satisfaction of a fixed charge ratio (as defined in the Propco I Term Loan Facility) of at least 2.0 to 1.0 for 50% of such distributions. If an event of default under the Propco I Term Loan Facility shall occur and be continuing, the principal amount of loans outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, EURIBOR and TIBOR rates. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of August 3, 2013, our interest rate contracts have various maturity dates through February 2018. A portion of our interest rate swaps and caps as of August 3, 2013 are designated as cash flow and fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive (loss) income; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. Reclassifications from Accumulated other comprehensive (loss) income to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a net loss of $2 million over the next 12 months to Interest expense from Accumulated other comprehensive (loss) income.
On February 27, 2013, TRU France Real Estate entered into a new interest rate cap to manage its future interest rate exposure in connection with the refinancing of the Company’s French real estate credit facility due in fiscal 2013. The interest rate cap has a notional amount of €48 million ($63 million at August 3, 2013) and matures on February 27, 2018. This cap has been designated as a cash flow hedge which institutes a ceiling of 2.50% on the floating-rate EURIBOR exposure associated with our France Propco Facility Agreement.

The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the change in the fair value of the derivative and the underlying hedged item separately. For our derivative that is designated as a fair value hedge, we recorded a $2 million and $1 million net loss in earnings related to ineffectiveness for the thirteen and twenty-six weeks ended August 3, 2013, respectively, and a $3 million and $4 million net gain in earnings related to ineffectiveness for the thirteen and twenty-six weeks ended July 28, 2012, respectively.
Certain of our agreements with credit-risk related contingent features contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At August 3, 2013 there were no derivative liabilities related to agreements that contain credit-risk related contingent features. At February 2, 2013 and July 28, 2012, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $1 million and $5 million, respectively. As of August 3, 2013, February 2, 2013 and July 28, 2012, we were not required to post collateral for any of these derivatives.
Foreign Exchange Contracts
We enter into foreign currency forward contracts to economically hedge the USD merchandise purchases of our foreign subsidiaries and our short-term, cross-currency intercompany loans with and between our foreign subsidiaries. We enter into these contracts in order to reduce our exposure to the variability in expected cash outflows attributable to changes in foreign currency rates. These derivative contracts are not designated as hedges and are recorded on our Condensed Consolidated Balance Sheets at fair value with a gain or loss recorded on the Condensed Consolidated Statements of Operations in Interest expense.
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At August 3, 2013 and July 28, 2012, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $1 million, respectively. At February 2, 2013, derivative liabilities related to agreements that contain credit-risk related contingent features had a nominal fair value. We are not required to post collateral for these contracts.
The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive (loss) income on our Condensed Consolidated Statements of Stockholders’ Equity for the twenty-six weeks ended August 3, 2013 and July 28, 2012:

	26 Weeks Ended
(In millions)	August 3, 2013	July 28, 2012
Derivatives designated as cash flow hedges:
Beginning balance	$(2)	$(2)
Change in fair value recognized in Accumulated other comprehensive (loss) income - Interest Rate Contracts (1)	—	—
Ending balance	$(2)	$(2)

(1)	Reclassifications from Accumulated other comprehensive (loss) income to Interest expense were nominal for the twenty-six weeks ended August 3, 2013 and July 28, 2012.

The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012:

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Derivatives not designated for hedge accounting:
Gain on the change in fair value - Interest Rate Contracts	$—	$2	$—	$3
Gain (loss) on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	13	(7)	5	(10)
Gain on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	3	6	5	3
	16	1	10	(4)
Derivative designated as cash flow hedges:
Amortization of hedged caps	(1)	—	(1)	—
	(1)	—	(1)	—

Derivative designated as a fair value hedge:
(Loss) gain on the change in fair value - Interest Rate Contract	(5)	3	(4)	2
Gain recognized in interest expense on hedged item	3	—	3	2
	(2)	3	(1)	4
Total Interest expense	$13	$4	$8	$—

(1)
Gains and losses related to our short-term, intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of August 3, 2013, February 2, 2013 and July 28, 2012:

	August 3, 2013		February 2, 2013		July 28, 2012
(In millions)	Notional Amount	Fair Value Assets/(Liabilities)	Notional Amount	Fair Value Assets/(Liabilities)	Notional Amount	Fair Value Assets/(Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Other assets	$859	$1	$802	$—	$700	$—
Accrued expenses and other current liabilities	—	—	3	—	3	—
Other non-current liabilities	83	(1)	89	(1)	126	(2)
Interest Rate Contract designated as a fair value hedge:
Other assets	350	14	350	18	350	20
Interest Rate Contracts not designated for hedge accounting:
Other assets	1,611	—	1,611	—	1,611	—
Accrued expenses and other current liabilities	—	—	91	—	323	(4)
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	285	3	122	1	217	4
Accrued expenses and other current liabilities	$143	$(1)	$17	$—	$207	$(2)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	$285	$3	$122	$1	$217	$4
Other assets	2,820	15	2,763	18	2,661	20
Total derivative assets (1)	$3,105	$18	$2,885	$19	$2,878	$24

Accrued expenses and other current liabilities	$143	$(1)	$111	$—	$533	$(6)
Other non-current liabilities	83	(1)	89	(1)	126	(2)
Total derivative liabilities (1)	$226	$(2)	$200	$(1)	$659	$(8)

(1)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.
Offsetting of Derivatives
We present our derivatives at gross fair values in the Condensed Consolidated Balance Sheets. However, some of our interest rate and foreign exchange contracts are subject to master netting arrangements which allow net settlements under certain conditions. As of August 3, 2013, February 2, 2013 and July 28, 2012, the aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets were nominal, respectively, and the aggregate gross fair value of derivative assets which could be net settled against our derivative liabilities were nominal, respectively. As of August 3, 2013, February 2, 2013 and July 28, 2012, none of the master netting arrangements involved collateral.

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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of August 3, 2013, February 2, 2013 and July 28, 2012, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at August 3, 2013
Assets
Cash equivalents	$178	$—	$—	$178
Derivative financial instruments:
Interest rate contracts	—	15	—	15
Foreign exchange contracts	—	3	—	3
Total assets	$178	$18	$—	$196
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	1	—	1
Total liabilities	$—	$2	$—	$2

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at February 2, 2013
Assets
Cash equivalents	$667	$—	$—	$667
Derivative financial instruments:
Interest rate contracts	—	18	—	18
Foreign exchange contracts	—	1	—	1
Total assets	$667	$19	$—	$686
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	—	—	—
Total liabilities	$—	$1	$—	$1

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at July 28, 2012
Assets
Cash equivalents	$271	$—	$—	$271
Derivative financial instruments:
Interest rate contracts	—	20	—	20
Foreign exchange contracts	—	4	—	4
Total assets	$271	$24	$—	$295
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$2	$4	$6
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$4	$4	$8
For the twenty-six weeks ended August 3, 2013, we had no derivative financial instruments within Level 3 of the fair value hierarchy. The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy for the twenty-six weeks ended July 28, 2012.

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

There have been no changes in valuation technique or related inputs for the twenty-six weeks ended August 3, 2013 and July 28, 2012.
The table below presents our long-lived assets evaluated for impairment measured at fair value on a nonrecurring basis for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at August 3, 2013 and July 28, 2012. As of August 3, 2013 and July 28, 2012, we did not have any long-lived assets classified as Level 1 within the fair value hierarchy. For the thirteen weeks ended July 28, 2012, we did not record any impairment losses.

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$9	$6	$1	$2
Balance, May 4, 2013	9	6	1	2
Long-lived assets held and used	5	4	—	1
Balance, August 3, 2013	$14	$10	$1	$3

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$4	$2	$—	$2
Balance, April 28, 2012	$4	$2	$—	$2

5. Income taxes
The following table summarizes our income tax benefit and effective tax rates for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Loss before income taxes	$(161)	$(56)	$(345)	$(154)
Income tax benefit	48	20	121	58
Effective tax rate	(29.8)%	(35.7)%	(35.1)%	(37.7)%
The effective tax rates for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 37.1% for the twenty-six weeks ended August 3, 2013 compared to 41.3% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to a change in the mix and level of earnings between jurisdictions.
For the thirteen weeks ended August 3, 2013 and July 28, 2012, our effective tax rate was impacted by a tax expense of $5 million and $3 million, respectively, related to adjustments to deferred taxes resulting from a change in statutory tax rate.
For the twenty-six weeks ended August 3, 2013, our effective tax rate was impacted by a tax expense of $5 million related to adjustments to deferred taxes resulting from a change in statutory tax rate and $1 million related to state income taxes. This tax expense was partially offset by a tax benefit of $2 million related to adjustments to taxes payable. For the twenty-six weeks ended July 28, 2012, our effective tax rate was impacted by tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate and $1 million related to changes to our liability for uncertain tax positions.

6. Segments
Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile (including baby) product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses “R” Us branded retail stores in 35 foreign countries and jurisdictions with operated stores in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. Domestic and International segments also include their respective Internet operations. Segment operating earnings (loss) excludes corporate related charges and income. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Revenues from external customers are derived primarily from merchandise sales and we did not generate material sales from any single customer.
Our percentages of consolidated Net sales by product category for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012 were as follows:

	13 Weeks Ended		26 Weeks Ended
Domestic:	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Core Toy	11.9%	11.3%	11.8%	11.3%
Entertainment	5.7%	6.4%	6.5%	7.4%
Juvenile	48.4%	49.1%	49.7%	50.2%
Learning	16.9%	16.4%	16.7%	15.9%
Seasonal	15.4%	15.6%	14.2%	14.4%
Other (1)	1.7%	1.2%	1.1%	0.8%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		26 Weeks Ended
International:	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Core Toy	19.0%	18.6%	19.2%	18.7%
Entertainment	7.1%	9.1%	8.1%	9.2%
Juvenile	26.4%	27.6%	26.6%	27.9%
Learning	25.1%	23.6%	25.7%	24.1%
Seasonal	21.5%	20.3%	19.5%	19.3%
Other (1)	0.9%	0.8%	0.9%	0.8%
Total	100%	100%	100%	100.0%

(1)	Consists primarily of licensing fees from unaffiliated third parties and other non-product related revenues.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.
A summary of financial results by reportable segment is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales
Domestic	$1,450	$1,504	$2,930	$3,122
International	927	1,048	1,855	2,042
Total Net sales	$2,377	$2,552	$4,785	$5,164
Operating earnings (loss)
Domestic	$45	$85	$85	$185
International	14	39	(14)	25
Corporate and other	(105)	(81)	(190)	(157)
Operating (loss) earnings	(46)	43	(119)	53
Interest expense	(116)	(103)	(230)	(215)
Interest income	1	4	4	8
Loss before income taxes	$(161)	$(56)	$(345)	$(154)

(In millions)	August 3, 2013	February 2, 2013	July 28, 2012
Merchandise inventories
Domestic	$1,459	$1,421	$1,377
International	894	808	938
Total Merchandise inventories	$2,353	$2,229	$2,315

7. Litigation and legal proceedings
In October 2012, the Massachusetts Supreme Judicial Court granted the Company’s request for direct appellate review of a judgment in the amount of $20 million, including $18 million in punitive damages, that was entered against the Company in a wrongful death products liability case entitled Aleo v. SLB Toys USA, Inc., et al. (Superior Court of Massachusetts, Essex County, No. 2008-02149-A) (the “Judgment”). Oral argument concerning this appeal was held on May 6, 2013. In November 2012, the Company posted an appellate bond in the amount of $24 million, which represents the amount of the Judgment plus anticipated post-judgment interest. On September 13, 2013, the Massachusetts Supreme Judicial Court issued its decision affirming the Judgment against the Company. For the thirteen and twenty-six weeks ended August 3, 2013, we accrued an additional $20 million related to this matter which was recorded in Selling, general and administrative expenses.
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

8. Related party transactions
We are owned by an investment group led by entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009 (“Advisory Agreement”). The management and advisory fees paid to the Sponsors (the “Advisory Fees”) increase 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. We recorded Advisory Fees of $5 million and $11 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively. We recorded Advisory Fees of $6 million and $11 million for the thirteen and twenty-six weeks ended July 28, 2012, respectively. During the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012, we also paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.
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
In connection with the New UK Propco Facility Agreement entered into on March 25, 2013, we incurred Transaction Fees of $4 million pursuant to the terms of the Advisory Agreement.
In connection with the France Propco Facility Agreement entered into on February 27, 2013, we incurred Transaction Fees of $1 million pursuant to the terms of the Advisory Agreement.
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. During the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012, affiliates of Vornado and investment funds or accounts advised by KKR held debt and debt securities issued by the Company and its subsidiaries.  The interest amounts paid on such debt and debt securities held by related parties was $2 million and $5 million during the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.
Additionally, under lease agreements with affiliates of Vornado, we or our affiliates paid an aggregate amount of $3 million and $5 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively, with respect to 0.8% of our operated stores, which includes Toys “R” Us Express stores. Of the aggregate amount paid, less than $1 million and $1 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado. For the thirteen and twenty-six weeks ended July 28, 2012, we or our affiliates paid an aggregate amount of $1 million and $3 million, respectively, with respect to 0.8% of our operated stores, which includes Toys “R” Us Express stores. Of these amounts, less than $1 million and $1 million, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado.
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
Subsequent Event
In connection with the Propco I Term Loan Facility entered into on August 21, 2013, we incurred Transaction Fees of $10 million pursuant to the terms of the Advisory Agreement.

9. Dispositions
During the thirteen and twenty-six weeks ended August 3, 2013, we sold idle properties and certain assets for proceeds of $15 million and $23 million, respectively, resulting in net gains of $5 million and $7 million, respectively.

10. Stock-based compensation
Effective in March 2013, the Toys “R” Us, Inc. 2005 Management Equity Plan (the “Management Equity Plan”) was revised to provide that any participant in the Management Equity Plan, who is a former employee of the Company or its affiliates as of March 1, 2013 or who continues to be employed by the Company or its affiliates, has the right to put to the Company (i) in 2013, up to 50% of his or her Original Investment Shares, the number of shares that would be equal to the value of their original investment, held at March 1, 2013 and (ii) in 2014, any or all of the participant’s then remaining Original Investment Shares, in each case, during permitted transaction windows, until the occurrence of an initial public offering of the Company. In each case, the purchase price per share payable by the Company in connection with any such put rights will be the fair market value determined as of a date determined by the Board of Directors that is the anticipated closing date of the repurchase.
Additionally, effective in March 2013, certain participants under the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”) were granted the right to put to the Company any or all of the restricted stock that becomes vested as well as any net shares acquired upon vesting of restricted stock units beginning six months after the applicable vesting date of these awards.
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
On May 24, 2013, we granted service-based options and restricted stock units under the 2010 Incentive Plan. The options were granted at an exercise price equal to the fair value of the shares on the date of the grant and generally follow a graded vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting in equal annual installments over the subsequent two years, subject to the participant’s continued employment with us, and will vest automatically upon a change of control of the Company. All options expire ten years from the date of the grant. The restricted stock units were valued at fair market value on the date of grant of $30.00 per share. The restricted stock units for certain officers follow the same graded vesting schedule as the options granted, while the restricted stock units for other officers cliff vest 100% on the second anniversary of the award, subject to the participant’s continued employment with the Company, and will vest automatically upon a change in control of the Company.

11. Accumulated other comprehensive (loss) income
Total other comprehensive loss is included in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Stockholders’ Equity. Accumulated other comprehensive (loss) income is reflected in Total stockholders’ equity on the Condensed Consolidated Balance Sheets, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized loss on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive (loss) income
Balance, January 28, 2012	$54	$(2)	$(8)	$44
Other comprehensive loss	(18)	—	—	(18)
Balance, April 28, 2012	36	(2)	(8)	26
Other comprehensive loss	(35)	—	—	(35)
Balance, July 28, 2012	$1	$(2)	$(8)	$(9)

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized loss on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, February 2, 2013	$8	$(2)	$(9)	$(3)
Other comprehensive loss	(46)	—	—	(46)
Balance, May 4, 2013	(38)	(2)	(9)	(49)
Other comprehensive loss	(10)	—	—	(10)
Balance, August 3, 2013	$(48)	$(2)	$(9)	$(59)

12. Recent accounting pronouncements
In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Incomes Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments in this standard are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 is not expected to have a material impact on our Condensed Consolidated Financial Statements.
In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting” (“ASU 2013-07”). ASU 2013-07 clarifies when an entity should apply the liquidation basis of accounting and provides principles for the measurement of associated assets and liabilities, as well as required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-07 is not expected to have a material impact on our Condensed Consolidated Financial Statements.
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

Our Business
We generate sales, earnings and cash flows by retailing merchandise in our core toy, entertainment, juvenile (including baby), learning and seasonal product categories worldwide. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile (including baby) product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses stores in 35 foreign countries and jurisdictions. As of August 3, 2013, there were 1,566 operated and 169 licensed “R” Us branded retail stores worldwide. In addition, as of August 3, 2013, we operated 138 Toys “R” Us Express stores (“Express stores”), including 67 Express stores with a cumulative lease term of at least two years. Domestic and International segments also include their respective Internet operations.

Financial Performance
As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen and twenty-six weeks ended August 3, 2013 compared to the thirteen and twenty-six weeks ended July 28, 2012:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$2,377	$2,552	$4,785	$5,164
Gross margin	920	1,018	1,820	2,015
Gross margin as a percentage of Net sales	38.7%	39.9%	38.0%	39.0%
Selling, general and administrative expenses	$890	$887	$1,776	$1,785
Selling, general and administrative expenses as a percentage of Net sales	37.4%	34.8%	37.1%	34.6%
Net loss	$(113)	$(36)	$(224)	$(96)
Net sales decreased by $175 million and $379 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively, compared to the same periods last year. Foreign currency translation decreased Net sales by $66 million and $133 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively. Excluding the impact of foreign currency translation, the decline in Net sales for both periods was primarily due to a decrease in comparable store net sales.
Gross margin, as a percentage of Net sales for the thirteen and twenty-six weeks ended August 3, 2013 decreased by 1.2 percentage points and 1.0 percentage point, respectively, compared to the same periods last year primarily as a result of margin rate declines within certain categories, partially offset by improvements in sales mix away from lower margin products.
Selling, general and administrative expenses (“SG&A”) for the thirteen weeks ended August 3, 2013 increased by $3 million compared to the same period last year. Foreign currency translation decreased SG&A by $23 million. Excluding the impact of foreign currency translation, the increase in SG&A for the thirteen weeks ended August 3, 2013 was primarily due to an increase in litigation expenses related to the judgment in the Aleo v. SLB Toys USA, Inc. (“Aleo”) case. Additionally contributing to the increase in SG&A was an increase in occupancy costs, partially offset by a decline in payroll expenses. SG&A for the twenty-six weeks ended August 3, 2013 decreased by $9 million compared to the same period last year. Foreign currency translation decreased SG&A by $46 million. Excluding the impact of foreign currency translation, the increase in SG&A for the twenty-six weeks ended August 3, 2013 was primarily due to an increase in litigation expenses related to the judgment in the Aleo case and an increase in occupancy costs.
Net loss for the thirteen and twenty-six weeks ended August 3, 2013 increased by $77 million and $128 million, respectively, compared to the same periods last year. The increase in Net loss for both periods was primarily due to a decrease in Gross margin dollars, partially offset by an increase in Income tax benefit.

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
The following table discloses the change in our comparable store net sales for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013 vs. 2012	July 28, 2012 vs. 2011	August 3, 2013 vs. 2012	July 28, 2012 vs. 2011
Domestic	(3.5)%	(3.4)%	(6.0)%	(2.1)%
International	(3.8)%	(4.4)%	(4.8)%	(4.8)%

Percentage of Net Sales by Product Category

	13 Weeks Ended		26 Weeks Ended
Domestic:	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Core Toy	11.9%	11.3%	11.8%	11.3%
Entertainment	5.7%	6.4%	6.5%	7.4%
Juvenile	48.4%	49.1%	49.7%	50.2%
Learning	16.9%	16.4%	16.7%	15.9%
Seasonal	15.4%	15.6%	14.2%	14.4%
Other (1)	1.7%	1.2%	1.1%	0.8%
Total	100%	100%	100%	100%
(1)    Consists primarily of non-product related revenues.

	13 Weeks Ended		26 Weeks Ended
International:	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Core Toy	19.0%	18.6%	19.2%	18.7%
Entertainment	7.1%	9.1%	8.1%	9.2%
Juvenile	26.4%	27.6%	26.6%	27.9%
Learning	25.1%	23.6%	25.7%	24.1%
Seasonal	21.5%	20.3%	19.5%	19.3%
Other (1)	0.9%	0.8%	0.9%	0.8%
Total	100%	100%	100%	100%
(1)    Consists primarily of licensing fees from unaffiliated third parties and other non-product related revenues.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

	August 3, 2013	July 28, 2012	Change
Domestic (1)	878	874	4
International - Operated (2)	688	646	42
International - Licensed	169	151	18
Total (3)	1,735	1,671	64

(1)
Store count as of August 3, 2013 includes 211 side-by-side (“SBS”) stores, 20 Babies “R” Us Express (“BRU Express”) stores and 60 Juvenile Expansions. Store count as of July 28, 2012 included 193 SBS stores, 20 BRU Express stores and 62 Juvenile Expansions.

(2)	Store count as of August 3, 2013 includes 177 SBS stores and 17 BRU Express stores. Store count as of July 28, 2012 included 159 SBS stores and 15 BRU Express stores.

(3)
Express stores with a cumulative lease term of at least two years are included in our overall store count, while remaining locations are excluded. As of August 3, 2013, there were 101 Domestic and 37 International Express stores open, 42 and 25 of which have been included in our overall store count within our Domestic and International segments, respectively. As of July 28, 2012, there were 77 Domestic and 41 International Express stores open, 36 and 10 of which were included in our overall store count within our Domestic and International segments, respectively.

Net Loss

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 3, 2013	July 28, 2012	Change	August 3, 2013	July 28, 2012	Change
Toys “R” Us - Consolidated	$(113)	$(36)	$(77)	$(224)	$(96)	$(128)
Net loss increased by $77 million to $113 million for the thirteen weeks ended August 3, 2013, compared to $36 million for the same period last year. The increase in Net loss was primarily due to a decrease in Gross margin dollars of $98 million, partially offset by an increase in Income tax benefit of $28 million.
Net loss increased by $128 million to $224 million for the twenty-six weeks ended August 3, 2013, compared to $96 million for the same period last year. The increase in Net loss was primarily due to a decrease in Gross margin dollars of $195 million, partially offset by an increase in Income tax benefit of $63 million.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	August 3, 2013	July 28, 2012	$ Change	% Change	August 3, 2013	July 28, 2012
Domestic	$1,450	$1,504	$(54)	(3.6)%	61.0%	58.9%
International	927	1,048	(121)	(11.5)%	39.0%	41.1%
Toys “R” Us - Consolidated	$2,377	$2,552	$(175)	(6.9)%	100.0%	100.0%

Net sales decreased by $175 million or 6.9%, to $2,377 million for the thirteen weeks ended August 3, 2013, compared to $2,552 million for the same period last year. Net sales for the thirteen weeks ended August 3, 2013 included the impact of foreign currency translation, which decreased Net sales by $66 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for the thirteen weeks ended August 3, 2013 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decline in the number of transactions.

	26 Weeks Ended
					Percentage of Net Sales
($ In millions)	August 3, 2013	July 28, 2012	$ Change	% Change	August 3, 2013	July 28, 2012
Domestic	$2,930	$3,122	$(192)	(6.1)%	61.2%	60.5%
International	1,855	2,042	(187)	(9.2)%	38.8%	39.5%
Toys “R” Us - Consolidated	$4,785	$5,164	$(379)	(7.3)%	100.0%	100.0%
Net sales decreased by $379 million or 7.3%, to $4,785 million for the twenty-six weeks ended August 3, 2013, compared to $5,164 million for the same period last year. Net sales for the twenty-six weeks ended August 3, 2013 included the impact of foreign currency translation, which decreased Net sales by $133 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for the twenty-six weeks ended August 3, 2013 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decline in the number of transactions.
Domestic
Net sales for the Domestic segment decreased by $54 million or 3.6%, to $1,450 million for the thirteen weeks ended August 3, 2013, compared to $1,504 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 3.5%.
The decrease in comparable store net sales resulted primarily from decreases in our juvenile (including baby), entertainment and seasonal categories. The decrease in our juvenile (including baby) category was primarily due to decreased sales of infant care products. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our seasonal category was primarily due to decreased sales of outdoor products.
Net sales for the Domestic segment decreased by $192 million or 6.1%, to $2,930 million for the twenty-six weeks ended August 3, 2013, compared to $3,122 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 6.0%.
The decrease in comparable store net sales resulted primarily from decreases in our juvenile (including baby), entertainment and seasonal categories. The decrease in our juvenile (including baby) category was primarily due to decreased sales of infant care products. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our seasonal category was primarily due to decreased sales of outdoor products.
International
Net sales for the International segment decreased by $121 million or 11.5%, to $927 million for the thirteen weeks ended August 3, 2013, compared to $1,048 million for the same period last year. Excluding a $66 million decrease in Net sales due to foreign currency translation, International Net sales decreased primarily as a result of a decrease in comparable store net sales of 3.8%.
The decrease in comparable store net sales resulted primarily from decreases in our entertainment, juvenile (including baby) and learning categories. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our juvenile (including baby) category was primarily due to decreased sales of baby gear and furniture. The decrease in our learning category was primarily due to decreased sales of interactive games.
Net sales for the International segment decreased by $187 million or 9.2%, to $1,855 million for the twenty-six weeks ended August 3, 2013, compared to $2,042 million for the same period last year. Excluding a $133 million decrease in Net sales due to foreign currency translation, International Net sales decreased primarily as a result of a decrease in comparable store net sales of 4.8%.
The decrease in comparable store net sales resulted primarily from decreases in our juvenile (including baby), entertainment and seasonal categories. The decrease in our juvenile (including baby) category was primarily due to decreased sales of baby gear and infant care products. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems. The decrease in our seasonal category was primarily due to decreased sales of outdoor products.

Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.
Gross Margin

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	August 3, 2013	July 28, 2012	$ Change	August 3, 2013	July 28, 2012	Change
Domestic	$531	$581	$(50)	36.6%	38.6%	(2.0)%
International	389	437	(48)	42.0%	41.7%	0.3%
Toys “R” Us - Consolidated	$920	$1,018	$(98)	38.7%	39.9%	(1.2)%
Gross margin decreased by $98 million to $920 million for the thirteen weeks ended August 3, 2013, compared to $1,018 million for the same period last year. Foreign currency translation decreased Gross margin by $23 million.
Gross margin, as a percentage of Net sales, decreased by 1.2 percentage points for the thirteen weeks ended August 3, 2013 compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by margin rate declines within certain categories, partially offset by improvements in sales mix away from lower margin products.

	26 Weeks Ended
				Percentage of Net Sales
($ In millions)	August 3, 2013	July 28, 2012	$ Change	August 3, 2013	July 28, 2012	Change
Domestic	$1,069	$1,188	$(119)	36.5%	38.1%	(1.6)%
International	751	827	(76)	40.5%	40.5%	—%
Toys “R” Us - Consolidated	$1,820	$2,015	$(195)	38.0%	39.0%	(1.0)%
Gross margin decreased by $195 million to $1,820 million for the twenty-six weeks ended August 3, 2013, compared to $2,015 million for the same period last year. Foreign currency translation decreased Gross margin by $45 million.
Gross margin, as a percentage of Net sales, decreased by 1.0 percentage point for the twenty-six weeks ended August 3, 2013 compared to the same period last year. Gross margin, as a percentage of Net sales, was primarily impacted by margin rate declines within certain categories, partially offset by improvements in sales mix away from lower margin products.
Domestic
Gross margin decreased by $50 million to $531 million for the thirteen weeks ended August 3, 2013, compared to $581 million for the same period last year. Gross margin, as a percentage of Net sales, decreased by 2.0 percentage points for the thirteen weeks ended August 3, 2013 compared to the same period last year.
The decrease in Gross margin, as a percentage of Net sales, resulted primarily from margin rate declines, predominantly in our juvenile (including baby) and learning categories. Partially offsetting these decreases were improvements in sales mix away from lower margin products, predominantly in our entertainment category.

Gross margin decreased by $119 million to $1,069 million for the twenty-six weeks ended August 3, 2013, compared to $1,188 million for the same period last year. Gross margin, as a percentage of Net sales, decreased by 1.6 percentage points for the twenty-six weeks ended August 3, 2013 compared to the same period last year.
The decrease in Gross margin, as a percentage of Net sales, resulted primarily from margin rate declines, predominantly in our juvenile (including baby) and learning categories. Partially offsetting these decreases were improvements in sales mix away from lower margin products, predominantly in our entertainment category.
International
Gross margin decreased by $48 million to $389 million for the thirteen weeks ended August 3, 2013, compared to $437 million for the same period last year. Foreign currency translation decreased Gross margin by $23 million. Gross margin, as a percentage of Net sales, increased by 0.3 percentage points for the thirteen weeks ended August 3, 2013 compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted from improvements in sales mix away from lower margin products, predominantly in our entertainment category.
Gross margin decreased by $76 million to $751 million for the twenty-six weeks ended August 3, 2013, compared to $827 million for the same period last year. Foreign currency translation decreased Gross margin by $45 million. Gross margin, as a percentage of Net sales, remained consistent for the twenty-six weeks ended August 3, 2013 compared to the same period last year.

Selling, General and Administrative Expenses
The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	August 3, 2013	July 28, 2012	$ Change	August 3, 2013	July 28, 2012	Change
Toys “R” Us - Consolidated	$890	$887	$3	37.4%	34.8%	2.6%
SG&A increased by $3 million to $890 million for the thirteen weeks ended August 3, 2013, compared to $887 million for the same period last year. Foreign currency translation decreased SG&A by $23 million. As a percentage of Net sales, SG&A increased by 2.6 percentage points.
Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to $20 million recorded in litigation expense related to the judgment in the Aleo case. Refer to Note 7 within our Condensed Consolidated Financial Statements entitled “Litigation and legal proceedings” for further details. Additionally contributing to the increase in SG&A was a $10 million increase in occupancy costs, predominantly driven by increases in rent expense and utilities. These increases were partially offset by an $8 million decline in payroll expenses.

	26 Weeks Ended
				Percentage of Net Sales
($ In millions)	August 3, 2013	July 28, 2012	$ Change	August 3, 2013	July 28, 2012	Change
Toys “R” Us - Consolidated	$1,776	$1,785	$(9)	37.1%	34.6%	2.5%
SG&A decreased by $9 million to $1,776 million for the twenty-six weeks ended August 3, 2013, compared to $1,785 million for the same period last year. Foreign currency translation decreased SG&A by $46 million. As a percentage of Net sales, SG&A increased by 2.5 percentage points.
Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to $20 million recorded in litigation expense related to the judgment in the Aleo case. Refer to Note 7 within our Condensed Consolidated Financial

Statements entitled “Litigation and legal proceedings” for further details. Additionally contributing to the increase in SG&A was a $14 million increase in occupancy costs, predominantly driven by increases in rent expense and utilities.

Depreciation and Amortization

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 3, 2013	July 28, 2012	Change	August 3, 2013	July 28, 2012	Change
Toys “R” Us - Consolidated	$95	$100	$(5)	$195	$200	$(5)
Depreciation and amortization decreased by $5 million to $95 million for the thirteen weeks ended August 3, 2013, compared to $100 million for the same period last year. Foreign currency translation decreased depreciation and amortization by $2 million. Excluding the impact of foreign currency translation, the decrease was primarily due to assets that were fully depreciated in the current period.
Depreciation and amortization decreased by $5 million to $195 million for the twenty-six weeks ended August 3, 2013, compared to $200 million for the same period last year. Foreign currency translation decreased depreciation and amortization by $4 million.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	net gains on sales of properties;

•	impairment of long-lived assets;

•	foreign exchange gains and losses; and

•	other operating income and expenses

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 3, 2013	July 28, 2012	Change	August 3, 2013	July 28, 2012	Change
Toys “R” Us - Consolidated	$19	$12	$7	$32	$23	$9
Other income, net increased by $7 million to $19 million for the thirteen weeks ended August 3, 2013, compared to $12 million for the same period last year. The increase was primarily due to a $4 million increase in credit card program income and a $4 million increase in net gains on sales of properties.
Other income, net increased by $9 million to $32 million for the twenty-six weeks ended August 3, 2013, compared to $23 million for the same period last year. The increase was primarily due to an $8 million increase in credit card program income.

Interest Expense

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 3, 2013	July 28, 2012	Change	August 3, 2013	July 28, 2012	Change
Toys “R” Us - Consolidated	$116	$103	$13	$230	$215	$15
Interest expense increased by $13 million to $116 million for the thirteen weeks ended August 3, 2013, compared to $103 million for the same period last year. The increase was primarily due to ineffectiveness associated with our fair value hedge on the $350 million 7.375% senior secured notes due fiscal 2016. Additionally contributing to the increase was the prior year issuance of the $450 million aggregate principal amount of 10.375% senior notes due fiscal 2017 and the repayment of the $400 million outstanding principal amount of our 7.875% senior notes due fiscal 2013.
Interest expense increased by $15 million to $230 million for the twenty-six weeks ended August 3, 2013, compared to $215 million for the same period last year.  The increase was primarily due to the prior year issuance of the $450 million aggregate principal amount of 10.375% senior notes due fiscal 2017 and the repayment of the $400 million outstanding principal amount of our 7.875% senior notes due fiscal 2013. Additionally contributing to the increase was ineffectiveness associated with our fair value hedge on the $350 million 7.375% senior secured notes due fiscal 2016.
On August 21, 2013, Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”) repaid the $950 million senior unsecured 10.750% notes and issued the $985 million senior unsecured term loan facility due fiscal 2019 (the “Propco I

Term Loan Facility”). As a result, we expensed approximately $77 million related to a redemption premium, previous original issue discount and deferred debt issuance costs in the third quarter of fiscal 2013.
The Propco I Term Loan Facility will bear an interest rate of either LIBOR plus a margin of 5.00% or a margin of 4.00% plus the higher of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate and (iii) one-month LIBOR plus 1.00%, in each case, subject to a LIBOR floor of 1.00%. The Propco I Term Loan Facility will initially bear interest equal to LIBOR plus a margin of 5.00% per annum. Therefore, due to the lower interest rate, interest expense for TRU Propco I will decrease in the future.

Interest Income

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 3, 2013	July 28, 2012	Change	August 3, 2013	July 28, 2012	Change
Toys “R” Us - Consolidated	$1	$4	$(3)	$4	$8	$(4)
Interest income decreased by $3 million and $4 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively, compared to the same periods last year. The decrease for both periods was primarily due to the repayment of the Vanwall Finance PLC debt securities held by us.

Income Tax Benefit
The following table summarizes our income tax benefit and effective tax rates for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Loss before income taxes	$(161)	$(56)	$(345)	$(154)
Income tax benefit	48	20	121	58
Effective tax rate	(29.8)%	(35.7)%	(35.1)%	(37.7)%
The effective tax rates for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 37.1% for the twenty-six weeks ended August 3, 2013 compared to 41.3% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to a change in the mix and level of earnings between jurisdictions.
For the thirteen weeks ended August 3, 2013 and July 28, 2012, our effective tax rate was impacted by a tax expense of $5 million and $3 million, respectively, related to adjustments to deferred taxes resulting from a change in statutory tax rate.
For the twenty-six weeks ended August 3, 2013, our effective tax rate was impacted by a tax expense of $5 million related to adjustments to deferred taxes resulting from a change in statutory tax rate and $1 million related to state income taxes. This tax expense was partially offset by a tax benefit of $2 million related to adjustments to taxes payable. For the twenty-six weeks ended July 28, 2012, our effective tax rate was impacted by tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate and $1 million related to changes to our liability for uncertain tax positions.

Liquidity and Capital Resources
Overview
As of August 3, 2013, we were in compliance with all of the covenants related to our outstanding debt. At August 3, 2013, under our $1.85 billion secured revolving credit facility (“ABL Facility”), we had outstanding borrowings of $128 million, a total of $101 million of outstanding letters of credit and excess availability of $920 million. We are also subject to a minimum excess availability covenant, which was $125 million at August 3, 2013, with remaining availability of $795 million in excess of the covenant.
Toys “R” Us-Japan, Ltd. (“Toys-Japan”) has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). On June 25, 2013, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result, Tranche 1 is now available in amounts of up to ¥13.0 billion ($131 million at August 3, 2013), expiring on June 30, 2015. At August 3, 2013, we had outstanding borrowings of $54 million under Tranche 1, with $77 million of remaining availability.

Tranche 2 is available in amounts of up to ¥12.0 billion ($121 million at August 3, 2013), expiring on June 27, 2014. At August 3, 2013, we had outstanding borrowings of $66 million under Tranche 2, with $55 million of remaining availability.
Toys-Japan also has an uncommitted line of credit with total availability of ¥2.8 billion ($29 million at August 3, 2013), which will renew April 1 of each year unless otherwise canceled. As of August 3, 2013, we had no outstanding borrowings under the uncommitted line of credit.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($211 million at August 3, 2013) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At August 3, 2013, we had outstanding borrowings of $39 million, with $96 million of remaining availability under the European ABL Facility.
Toys (Labuan) Holding Limited (“Labuan”) has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$329 million ($42 million at August 3, 2013). As of August 3, 2013, we had $17 million of borrowings and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $22 million.
We are dependent on the borrowings provided by our lenders to support our working capital needs, capital expenditures and to service debt. As of August 3, 2013, we have funds available to finance our operations under our European ABL Facility through March 2016, our ABL Facility through August 2015, and our Toys-Japan unsecured credit lines with a tranche maturing June 2014 and a tranche maturing June 2015. In addition, Labuan and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
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
The following table discloses our capital expenditures for the twenty-six weeks ended August 3, 2013 and July 28, 2012:

	26 Weeks Ended
(In millions)	August 3, 2013	July 28, 2012
Other store-related projects (1)	$35	$13
New stores (2)	34	32
Information technology	26	31
Conversion projects (3)	10	38
Distribution centers	5	12
Total capital expenditures	$110	$126

(1)	Includes other store-related projects (other than conversion projects) such as store updates.

(2)	Primarily includes SBS relocations as well as single format stores (including Express stores).

(3)	Primarily includes SBS conversions as well as other remodels pursuant to our juvenile integration strategy.

Cash Flows

	26 Weeks Ended
(In millions)	August 3, 2013	July 28, 2012	Change
Net cash used in operating activities	$(513)	$(346)	$(167)
Net cash used in investing activities	(83)	(123)	40
Net cash (used in) provided by financing activities	(45)	309	(354)
Effect of exchange rate changes on Cash and cash equivalents	(13)	(10)	(3)
Net decrease during period in Cash and cash equivalents	$(654)	$(170)	$(484)
Cash Flows Used in Operating Activities
Net cash used in operating activities increased $167 million to $513 million for the twenty-six weeks ended August 3, 2013, compared to $346 million for the twenty-six weeks ended July 28, 2012. The increase in Net cash used in operating activities was primarily the result of an increase in Net loss and an increase in merchandise inventories primarily due to a decline in Net sales. These increases were partially offset by a reduction of vendor payments due to timing.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased $40 million to $83 million for the twenty-six weeks ended August 3, 2013, compared to $123 million for the twenty-six weeks ended July 28, 2012. The decrease in Net cash used in investing activities was due to current year proceeds of $52 million from the repayment of the Vanwall Finance Plc debt securities held by us, a $16 million reduction in capital expenditures, a $15 million increase in proceeds received from sales of fixed assets and $15 million in prior year payments related to the Labuan acquisition. The decrease in Net cash used in investing was partially offset by a $38 million increase in restricted cash in conjunction with the terms of the UK refinancing and the current year purchase of $20 million in debt securities of Debussy DTC Plc. Refer to Note 2 within our Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding the UK refinancing.
Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities increased $354 million to a use of $45 million for the twenty-six weeks ended August 3, 2013, compared to Net cash provided by financing activities of $309 million for the twenty-six weeks ended July 28, 2012. The increase in Net cash used in financing activities was primarily due to a $328 million increase in net debt repayments, as well as an increase of $21 million in capitalized debt issuance costs primarily in conjunction with the UK refinancing. Refer to Note 2 within our Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding the UK refinancing.

Debt
Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt and any of the transactions described below.
As of August 3, 2013, we had total indebtedness of $5.3 billion, of which $3.0 billion was secured indebtedness.
During the twenty-six weeks ended August 3, 2013, the following events occurred with respect to our debt structure:

•
On February 27, 2013, Toys “R” Us France Real Estate SAS (“TRU France Real Estate”) entered into a five year senior secured term loan facility agreement (the “France Propco Facility Agreement”) for an aggregate principal amount of €48 million ($63 million at August 3, 2013). The net proceeds of the loan under the France Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the €61 million French real estate credit facility due fiscal 2013.

•	On February 28, 2013, Toys-Japan entered into an additional bank loan with a financial institution for ¥2.0 billion ($20 million at August 3, 2013). The loan will mature on February 26, 2021.

•
On March 25, 2013, Toys “R” Us Properties (UK) Limited (“UK Propco”) entered into a facility agreement (the “New UK Propco Facility Agreement”), which was funded on March 28, 2013, for an aggregate principal amount of £263 million ($402 million at August 3, 2013). The net proceeds of the loan under the New UK Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the £406 million UK real estate senior and junior credit facilities due fiscal 2013.

•
On June 25, 2013, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result, Tranche 1 is now available in amounts of up to ¥13.0 billion ($131 million at August 3, 2013), expiring on June 30, 2015.

Subsequent Event

•
On August 21, 2013, TRU Propco I entered into a senior unsecured term loan facility for an aggregate principal amount of $985 million due fiscal 2019. The Propco I Term Loan Facility was issued at a discount of $10 million, which resulted in the receipt of gross proceeds of $975 million. The proceeds, together with other funds available to TRU Propco I, were used to redeem in full TRU Propco I's $950 million senior unsecured 10.750% notes due fiscal 2017, plus accrued interest, premiums and expenses, and to pay fees and expenses relating to the Propco I Term Loan Facility.

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

Contractual Obligations
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Due to the changes in our Long-term debt during the twenty-six weeks ended August 3, 2013 described in Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt”, we have provided updated Short-term borrowings and long-term debt and interest payment information. The following table summarizes our contractual obligations associated with our Short-term borrowings and long-term debt and related interest payments as of August 3, 2013.

	Payments Due By Period
(In millions)	Remainder of Fiscal 2013	Fiscals 2014 & 2015	Fiscals 2016 & 2017	Fiscals 2018 and thereafter	Total
Short-term borrowings and long-term debt (1)(2)(3)	$71	$425	$3,172	$1,454	$5,122
Interest payments (1)(2)(4)(5)	195	761	597	116	1,669
Total	$266	$1,186	$3,769	$1,570	$6,791

(1)
Reflects the additional borrowings under the ABL Facility and partial repayment of the secured term loans, refinancing of the France Propco Facility Agreement and UK Propco loans, along with the proceeds from the additional Toys-Japan bank loan.

(2)
Excludes the impact of the $985 million aggregate principal we borrowed under the Propco I Term Loan Facility due fiscal 2019 to fund the repayment of the TRU Propco I’s $950 million senior unsecured 10.750% notes due fiscal 2017, and the related interest payments, redemption premium and expenses. See Note 2 entitled “Short-term borrowings and long-term debt”.

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

Goodwill Impairment
Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value.  As a result of the second quarter performance of our Toys-Japan reporting unit, the Company has determined that the reporting unit is at risk for future impairment.  The Company will continue to monitor Toys-Japan's goodwill for possible future impairment.  Refer to our Annual Report on Form 10-K for the year ended February 2, 2013, for further details.
Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”). ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government rate and LIBOR. The Company adopted the amendments in ASU 2013-10, effective July 17, 2013. The adoption did not have an impact on our Condensed Consolidated Financial Statements.
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
In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The results of the qualitative assessment will determine whether it is necessary to perform the quantitative impairment test described in Topic 350. The Company adopted the amendments in ASU 2012-02, effective February 3, 2013. The adoption did not have an impact on our Condensed Consolidated Financial Statements.
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
In December 2011, the FASB issued ASU 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate - a Scope Clarification” (“ASU 2011-10”). The purpose of this update is to resolve the diversity in practice about whether the guidance under ASC Subtopic 360-20, “Property, Plant, and Equipment - Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest in a subsidiary, as specified under ASC Subtopic 810-10, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”, that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. ASU 2011-10 clarifies the accounting for such transactions is based on substance rather than form, specifically that the parent should only derecognize the real estate, debt and results of operations of the subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. The Company adopted the amendments, effective February 3, 2013, and applied the guidance prospectively. The adoption of ASU 2011-10 did not have an impact on our Condensed Consolidated Financial Statements.

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
There has been no significant change in our exposure to market risk during the twenty-six weeks ended August 3, 2013. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In October 2012, the Massachusetts Supreme Judicial Court granted the Company’s request for direct appellate review of a judgment in the amount of $20 million, including $18 million in punitive damages, that was entered against the Company in a wrongful death products liability case entitled Aleo v. SLB Toys USA, Inc., et al. (Superior Court of Massachusetts, Essex County, No. 2008-02149-A) (the “Judgment”). Oral argument concerning this appeal was held on May 6, 2013. In November 2012, the Company posted an appellate bond in the amount of $24 million, which represents the amount of the Judgment plus anticipated post-judgment interest. On September 13, 2013, the Massachusetts Supreme Judicial Court issued its decision affirming the Judgment against the Company. For the thirteen and twenty-six weeks ended August 3, 2013, we accrued an additional $20 million related to this matter which was recorded in Selling, general and administrative expenses.
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
On June 21, 2013, option holders exercised 2,776 and 747,664 options, respectively, on a net settlement basis, which resulted in the issuance of 186 and 39,094 shares of Common Stock to these individuals. Each of these issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

TOYS “R” US, INC.
(Registrant)

Date: September 17, 2013	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.1
Amendment and Restatement Agreement, dated as of July 24, 2013, relating to the UK Propco Facility Agreement, dated as of March 25, 2013, among Toys “R” Us Properties (UK) Limited, as borrower, Debussy DTC PLC, as original lender, Elavon Financial Services Limited, as facility agent and U.S. Bank Trustees Limited, as security agent.

10.2	Letter Agreement, dated July 1, 2013, between Toys “R” Us, Inc. and Antonio Urcelay.

10.3	Side Letter, dated July 1, 2013, between Toys “R” Us, Inc. and Antonio Urcelay.

10.4
Term Loan Credit Agreement, dated as of August 21, 2013, among Toys “R” Us Property Company I, LLC, as  Borrower, the Lenders named therein, Goldman Sachs Lending Partners LLC, as Administrative Agent, Joint Lead Arrangers and Bookrunners, Deutsche Bank Securities, Inc., J.P. Morgan Securities LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Bookrunners, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers, Goldman Sachs Lending Partners LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as Co-Documentation Agents.

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