Form 10-Q
period 2013-11-02
TOYS R US INC
filed 2013-12-17
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013

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
As of December 6, 2013, there were 49,046,169 outstanding shares of common stock of Toys “R” Us, Inc., none of which were publicly traded.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	November 2, 2013	February 2, 2013	October 27, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$369	$1,118	$399
Accounts and other receivables	233	252	236
Merchandise inventories	3,579	2,229	3,551
Income tax receivable	17	3	250
Current deferred tax assets	74	104	127
Prepaid expenses and other current assets	173	136	140
Total current assets	4,445	3,842	4,703
Property and equipment, net	3,719	3,891	3,959
Goodwill	443	445	449
Deferred tax assets	168	244	269
Restricted cash	48	16	19
Other assets	432	483	527
Total Assets	$9,255	$8,921	$9,926

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$2,212	$1,379	$2,226
Accrued expenses and other current liabilities	863	900	876
Income taxes payable	8	53	37
Current portion of long-term debt	140	339	1,030
Total current liabilities	3,223	2,671	4,169
Long-term debt	5,592	4,990	4,693
Deferred tax liabilities	188	135	155
Deferred rent liabilities	363	356	354
Other non-current liabilities	228	235	250
Temporary equity	75	49	44
Total stockholders’ (deficit) equity	(414)	485	261
Total Liabilities, Temporary Equity and Stockholders’ (Deficit) Equity	$9,255	$8,921	$9,926
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$2,491	$2,609	$7,276	$7,773
Cost of sales	1,595	1,642	4,560	4,791
Gross margin	896	967	2,716	2,982
Selling, general and administrative expenses	959	962	2,735	2,747
Depreciation and amortization	92	97	287	297
Other income, net	(15)	(17)	(47)	(40)
Total operating expenses	1,036	1,042	2,975	3,004
Operating loss	(140)	(75)	(259)	(22)
Interest expense	(189)	(135)	(419)	(350)
Interest income	2	4	6	12
Loss before income taxes	(327)	(206)	(672)	(360)
Income tax (expense) benefit	(278)	101	(157)	159
Net loss	$(605)	$(105)	$(829)	$(201)
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net loss	$(605)	$(105)	$(829)	$(201)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	11	23	(45)	(30)
Total other comprehensive income (loss), net of tax	11	23	(45)	(30)
Comprehensive loss, net of tax	$(594)	$(82)	$(874)	$(231)
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(In millions)	November 2, 2013	October 27, 2012
Cash Flows from Operating Activities:
Net loss	$(829)	$(201)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	287	297
Amortization and write-off of debt issuance costs	41	26
Deferred income taxes	154	13
Other	33	5
Changes in operating assets and liabilities:
Accounts and other receivables	13	14
Merchandise inventories	(1,377)	(1,330)
Prepaid expenses and other operating assets	(26)	7
Accounts payable, Accrued expenses and other liabilities	817	773
Income taxes payable and receivable	(57)	(227)
Net cash used in operating activities	(944)	(623)
Cash Flows from Investing Activities:
Capital expenditures	(175)	(215)
Proceeds from redemption of debt securities	52	—
Purchases of debt securities	(20)	—
(Increase) decrease in restricted cash	(30)	11
Proceeds from sales of fixed assets	31	12
Acquisitions	—	(15)
Net cash used in investing activities	(142)	(207)
Cash Flows from Financing Activities:
Long-term debt borrowings	2,949	1,535
Long-term debt repayments	(2,546)	(983)
Capitalized debt issuance costs	(46)	(19)
Repurchase of common stock	(8)	—
Short-term debt borrowings, net	—	2
Other	—	(2)
Net cash provided by financing activities	349	533
Effect of exchange rate changes on Cash and cash equivalents	(12)	(5)
Cash and cash equivalents:
Net decrease during period	(749)	(302)
Cash and cash equivalents at beginning of period	1,118	701
Cash and cash equivalents at end of period	$369	$399
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total (Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ (Deficit) Equity
(In millions)	Issued Shares	Treasury Amount
Balance, January 28, 2012	49	$(2)	$35	$426	$44	$503
Net loss	—	—	—	(201)	—	(201)
Total other comprehensive loss, net of tax	—	—	—	—	(30)	(30)
Restricted stock forfeitures	—	(1)	1	—	—	—
Repurchase of common stock	—	(20)	—	—	—	(20)
Issuance of common stock	—	18	(4)	—	—	14
Stock compensation expense	—	—	13	—	—	13
Stock award reclassification	—	—	(3)	—	—	(3)
Adjustment of noncontrolling interest to redemption value	—	—	—	(15)	—	(15)
Balance, October 27, 2012	49	$(5)	$42	$210	$14	$261

Balance, February 2, 2013	49	$(4)	$47	$445	$(3)	$485
Net loss	—	—	—	(829)	—	(829)
Total other comprehensive loss, net of tax	—	—	—	—	(45)	(45)
Restricted stock forfeitures	—	(1)	1	—	—	—
Repurchase of common stock	—	(37)	—	—	—	(37)
Issuance of common stock	—	34	(7)	—	—	27
Stock compensation expense	—	—	10	—	—	10
Redemption value of redeemable shares to temporary equity	—	—	(9)	—	—	(9)
Adjustment of noncontrolling interest to redemption value	—	—	—	(16)	—	(16)
Balance, November 2, 2013	49	$(8)	$42	$(400)	$(48)	$(414)

(1)	For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See accompanying notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of November 2, 2013, February 2, 2013 and October 27, 2012, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012 and the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Consolidated Balance Sheet at February 2, 2013, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 2, 2013. The results of operations for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012 are not necessarily indicative of operating results for the full year.
Variable Interest Entities
On March 25, 2013, our indirect wholly-owned subsidiary, Toys “R” Us Properties (UK) Limited (“UK Propco”) entered into a facility agreement (the “New UK Propco Facility Agreement”) with Debussy DTC Plc (“Debussy”), pursuant to which Debussy made loans (collectively, the “New UK Propco Loan”) to UK Propco on March 28, 2013 in the aggregate principal amount of £263 million ($419 million at November 2, 2013).  Debussy is a special purpose entity established with the limited purpose of making loans and issuing the £263 million of multiple classes of commercial mortgage backed fixed rate notes (the “Debussy Notes”) to third party investors and the Company.  Refer to Note 2 entitled “Short-term borrowings and long-term debt” for further details.
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

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of November 2, 2013, February 2, 2013 and October 27, 2012 is outlined in the table below:

(In millions)	November 2, 2013	February 2, 2013	October 27, 2012
Short-term borrowings
Labuan uncommitted lines of credit	$14	$14	$11
Long-term debt
Spanish real estate credit facility, due fiscal 2012	—	—	163
French real estate credit facility, due fiscal 2013 (1)	—	83	79
UK real estate senior credit facility, due fiscal 2013 (2)	—	543	557
UK real estate junior credit facility, due fiscal 2013 (2)	—	94	97
Toys-Japan unsecured credit lines, expire fiscals 2014-2015 (3)	102	27	99
Secured revolving credit facility, expires fiscal 2015 (4)	497	—	110
Spanish real estate credit facility, due fiscal 2015	95	102	—
European and Australian asset-based revolving credit facility, expires fiscal 2016	94	—	107
Secured term loan facility, due fiscal 2016 (4)	647	677	679
7.375% senior secured notes, due fiscal 2016 (4)	358	361	357
10.750% senior notes, due fiscal 2017 (5)	—	934	933
10.375% senior notes, due fiscal 2017 (6)	447	446	446
8.500% senior secured notes, due fiscal 2017 (7)	719	718	718
French real estate credit facility, due fiscal 2018 (1)	64	—	—
Incremental secured term loan facility, due fiscal 2018 (4)	373	391	392
Second incremental secured term loan facility, due fiscal 2018 (4)	210	220	220
7.375% senior notes, due fiscal 2018 (6)	403	404	404
Senior unsecured term loan facility, due fiscal 2019 (5)	975	—	—
UK real estate credit facility, due fiscal 2020 (2)	419	—	—
Toys-Japan 1.85%-2.85% loans, due fiscals 2013-2021 (8)	111	107	145
8.750% debentures, due fiscal 2021 (9)	22	22	22
Finance obligations associated with capital projects	175	163	160
Capital lease obligations	21	37	35
	5,732	5,329	5,723
Less current portion	140	339	1,030
Total Long-term debt (10)	$5,592	$4,990	$4,693

(1)
On February 27, 2013, Toys “R” Us France Real Estate SAS (“TRU France Real Estate”) entered into a five year senior secured term loan facility agreement (the “France Propco Facility Agreement”) for an aggregate principal amount of €48 million ($65 million at November 2, 2013). The net proceeds of the loan under the France Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the €61 million French real estate credit facility due fiscal 2013.

(2)
On March 25, 2013, UK Propco entered into the New UK Propco Facility Agreement, which was funded on March 28, 2013, for an aggregate principal amount of £263 million ($419 million at November 2, 2013). The net proceeds of the loan under the New UK Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the UK real estate senior and junior credit facilities due fiscal 2013.

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

(6)	Represents obligations of Toys “R” Us, Inc. (the “Parent Company”).

(7)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).

(8)	On February 28, 2013, Toys-Japan entered into an additional bank loan with a financial institution for ¥2.0 billion ($20 million at November 2, 2013).

(9)	Represents obligations of the Parent Company and Toys-Delaware.

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
The amount of net assets that were subject to such restrictions was $696 million as of November 2, 2013. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of November 2, 2013, we have funds available to finance our operations under our European and Australian asset-based revolving credit facility (“European ABL Facility”) through March 2016, our Secured revolving credit facility (“ABL Facility”) through August 2015 and our Toys-Japan unsecured credit lines with a tranche maturing June 2014 and a tranche maturing June 2015. In addition, Toys (Labuan) Holding Limited (“Labuan”) and Toys-Japan have uncommitted lines of credit due on demand.
The total fair values of our Long-term debt, with carrying values of $5.7 billion, $5.3 billion and $5.7 billion at November 2, 2013, February 2, 2013 and October 27, 2012, respectively, were $5.5 billion, $5.4 billion and $5.8 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management at the end of the respective periods. A portion of these instruments are classified as Level 3, as these are not publicly traded and therefore we are unable to obtain quoted market prices. The fair value of these Level 3 debt instruments totaled $1.6 billion, $1.1 billion and $1.5 billion at November 2, 2013, February 2, 2013 and October 27, 2012, respectively.
Labuan uncommitted lines of credit, due on demand ($14 million at November 2, 2013)
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$330 million ($43 million at November 2, 2013). As of November 2, 2013, we had $14 million of borrowings, which has been included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet, and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $26 million. The average interest rate on the drawn borrowings was 2.22% and 2.04% at November 2, 2013 and October 27, 2012, respectively.

Toys-Japan unsecured credit lines, expire fiscals 2014 - 2015 ($102 million at November 2, 2013)
Toys-Japan has an agreement with a syndicate of financial institutions, which includes the Tranche 1 and Tranche 2 unsecured loan commitment lines of credit. On June 25, 2013, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result, Tranche 1 is now available in amounts of up to ¥13.0 billion ($132 million at November 2, 2013), expiring on June 30, 2015, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80% per annum. We paid fees of $2 million to refinance Tranche 1, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At November 2, 2013, we had outstanding borrowings of $51 million under Tranche 1, with $81 million of remaining availability. Tranche 2 is available in amounts of up to ¥12.0 billion ($121 million at November 2, 2013), expiring on June 27, 2014, and bears an interest rate of TIBOR plus 0.80% per annum. At November 2, 2013, we had outstanding borrowings of $51 million under Tranche 2, with $70 million of remaining availability.
The agreement contains covenants, including, among other things, covenants that require Toys-Japan to maintain a certain level of net assets and profitability during the agreement terms. The agreement also restricts Toys-Japan from paying dividends or making loans to affiliates without lender consent.
Additionally, Toys-Japan has an uncommitted line of credit with total availability of ¥2.8 billion ($29 million at November 2, 2013), which will renew April 1 of each year unless otherwise canceled. The uncommitted line of credit bears an interest rate of TIBOR plus 0.50%. As of November 2, 2013, we had no outstanding borrowings under the uncommitted line of credit.
$1.85 billion ABL Facility, expires fiscal 2015 ($497 million at November 2, 2013)
At November 2, 2013, under our ABL Facility we had outstanding borrowings of $497 million, a total of $103 million of outstanding letters of credit and excess availability of $1,250 million. We are also subject to a minimum excess availability covenant, which was $125 million at November 2, 2013, with remaining availability of $1,125 million in excess of the minimum covenant level.
European ABL Facility, expires fiscal 2016 ($94 million at November 2, 2013)
The European ABL Facility, as amended provides for a five-year £138 million ($220 million at November 2, 2013) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At November 2, 2013, we had outstanding borrowings of $94 million, with $126 million of remaining availability under the European ABL Facility.
Secured term loan facility, due fiscal 2016 ($647 million at November 2, 2013)
The Secured term loan facility contains a provision that requires us to repay a specified percentage of excess cash flow generated in the previous fiscal year, as defined in the agreement, starting with the fiscal year ended January 28, 2012. As a result, we borrowed $50 million under our ABL Facility on May 31, 2013 to fund the partial repayment of the Secured Term Loan Facility, including the Incremental and Second Incremental Secured Term Loans on a pro-rata basis.
€48 million French real estate credit facility, due fiscal 2018 ($64 million at November 2, 2013)
On February 27, 2013, TRU France Real Estate entered into the France Propco Facility Agreement for an aggregate principal amount of €48 million ($65 million at November 2, 2013). The net proceeds of the loan under the France Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the €61 million French real estate credit facility due fiscal 2013. TRU France Real Estate owns freehold and long leasehold interests in properties in various retail markets throughout France. Under an operating company/property company structure, TRU France Real Estate leases these properties on a triple-net basis to Toys “R” Us SARL (“France Opco”). Substantially all of TRU France Real Estate’s revenues and cash flows are derived from payments from France Opco under a series of lease agreements. The loan is secured by nine properties located in France. The France Propco Facility Agreement will mature on February 27, 2018 and bears interest equal to EURIBOR plus 4.50%. We have entered into an interest rate cap as required under the France Propco Facility Agreement capping EURIBOR at 2.50% per annum. Additionally, TRU France Real Estate is required to make principal payments equal to 1.25% per year of the original loan amount. As such, $1 million has been classified as Current portion of long-term debt on our Condensed Consolidated Balance Sheet. In conjunction with the France Propco Facility Agreement, we incurred transaction fees of $4 million, which have been capitalized as deferred debt issuance costs and will be amortized over the term of the agreement.
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

Senior unsecured term loan facility, due fiscal 2019 ($975 million at November 2, 2013)
On August 21, 2013, TRU Propco I entered into the Propco I Term Loan Facility for an aggregate principal amount of $985 million. The Propco I Term Loan Facility was issued at a discount of $10 million, which resulted in the receipt of gross proceeds of $975 million. The proceeds, together with other funds available to TRU Propco I, were used to redeem in full TRU Propco I's $950 million senior unsecured 10.750% notes due fiscal 2017 (the “Propco I Notes”), plus accrued interest, premiums and expenses, and to pay fees and expenses relating to the Propco I Term Loan Facility. As a result of the repayment of the Propco I Notes, we expensed $77 million composed of a redemption premium of $51 million, and the write-off of unamortized original issue discount and deferred debt issuance costs during the thirteen weeks ended November 2, 2013. In conjunction with the Propco I Term Loan Facility, we incurred transaction fees of $29 million, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement.
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
£263 million UK real estate credit facility, due fiscal 2020 ($419 million at November 2, 2013)
On March 25, 2013, UK Propco entered into the New UK Propco Facility Agreement with Debussy, pursuant to which Debussy made the New UK Propco Loan to UK Propco on March 28, 2013 in the aggregate principal amount of £263 million ($419 million at November 2, 2013). The net proceeds of the New UK Propco Loan, together with cash on hand, were used to repay the principal balance outstanding under the UK real estate senior and junior credit facilities due fiscal 2013.
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
Debussy is a special purpose entity established with the limited purpose of making loans to UK Propco and issuing £263 million ($419 million at November 2, 2013) of the Debussy Notes to third party investors and the Company. On July 24, 2013, Debussy completed the securitization of the New UK Propco Loan, the notes of which are now publicly traded on the Irish Stock Exchange. In connection with the securitization, UK Propco entered into an amendment and restatement agreement relating to the UK Propco Facility Agreement. The Company owns and holds £13 million ($20 million as of November 2, 2013) principal amount of the various classes of the Debussy Notes, which are included in Other assets within the Condensed Consolidated Balance Sheet, classified as held-to-maturity debt and reported at amortized cost. For further details regarding the consolidation of Debussy, refer to Note 1 entitled “Basis of presentation”. In conjunction with the New UK Propco Loan and subsequent securitization, we incurred transaction fees of $23 million, which have been capitalized as deferred debt issuance costs and amortized over the term of the agreement.
Prior to the refinancing of the UK real estate credit facilities, we designated UK Propco as a “restricted subsidiary” under the indenture for the 10.375% senior notes due fiscal 2017. In addition, in connection with the refinancing, $52 million of the Vanwall Finance PLC notes that we owned were repaid.
Toys-Japan bank loans (1.85% to 2.85%), due fiscals 2013-2021 ($111 million at November 2, 2013)
On February 28, 2013, Toys-Japan entered into an additional bank loan with a financial institution for ¥2.0 billion ($20 million at November 2, 2013). The loan matures on February 26, 2021 and bears an interest rate of 2.18% per annum. Toys-Japan is required to make semi-annual principal payments of ¥125 million ($1 million at November 2, 2013), which commenced in August 2013.

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, EURIBOR and TIBOR rates. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of November 2, 2013, our interest rate contracts have various maturity dates through February 2018. A portion of our interest rate swaps and caps as of November 2, 2013 are designated as cash flow and fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive (loss) income; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. Reclassifications from Accumulated other comprehensive (loss) income to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a net loss of $2 million over the next 12 months to Interest expense from Accumulated other comprehensive (loss) income.
On February 27, 2013, TRU France Real Estate entered into a new interest rate cap to manage its future interest rate exposure in connection with the refinancing of the Company’s French real estate credit facility due in fiscal 2013. The interest rate cap has a notional amount of €48 million ($64 million at November 2, 2013) and matures on February 27, 2018. This cap has been designated as a cash flow hedge which institutes a ceiling of 2.50% on the floating-rate EURIBOR exposure associated with our France Propco Facility Agreement.
The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the change in the fair value of the derivative and the underlying hedged item separately. For our derivative that is designated as a fair value hedge, we recorded a $1 million and nominal net gain in earnings related to ineffectiveness for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, and a $7 million and $11 million net gain in earnings related to ineffectiveness for the thirteen and thirty-nine weeks ended October 27, 2012, respectively.
Certain of our agreements with credit-risk related contingent features contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At November 2, 2013 there were no derivative liabilities related to agreements that contain credit-risk related contingent features. At February 2, 2013 and October 27, 2012, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $1 million and $3 million, respectively. As of November 2, 2013, February 2, 2013 and October 27, 2012, we were not required to post collateral for any of these derivatives.
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
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At November 2, 2013 and October 27, 2012, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $2 million and $3 million, respectively. At February 2, 2013, derivative liabilities related to agreements that contain credit-risk related contingent features had a nominal fair value. We are not required to post collateral for these contracts.
The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive (loss) income on our Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the thirty-nine weeks ended November 2, 2013 and October 27, 2012:

	39 Weeks Ended
(In millions)	November 2, 2013	October 27, 2012
Derivatives designated as cash flow hedges:
Beginning balance	$(2)	$(2)
Change in fair value recognized in Accumulated other comprehensive (loss) income - Interest Rate Contracts (1)	—	—
Ending balance	$(2)	$(2)

(1)	Reclassifications from Accumulated other comprehensive (loss) income to Interest expense were nominal for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.

The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012:

	13 Weeks Ended		39 Weeks Ended
(In millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Derivatives not designated for hedge accounting:
Gain on the change in fair value - Interest Rate Contracts	$—	$2	$—	$5
(Loss) gain on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	(7)	2	(2)	(8)
(Loss) gain on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	(3)	(4)	2	(1)
	(10)	—	—	(4)
Derivatives designated as cash flow hedges:
Loss reclassified from Accumulated other comprehensive income (loss) (effective portion) - Interest Rate Contracts	—	(1)	—	(1)
Gain amortized from terminated cash flow hedges - Interest Rate Contracts	—	1	—	1
Amortization of hedged caps	—	—	(1)	—
	—	—	(1)	—

Derivative designated as a fair value hedge:
Amortization of swap basis adjustment - Interest Rate Contract	(1)	(1)	(1)	(1)
(Loss) gain on the change in fair value - Interest Rate Contract	—	—	(4)	2
Gain recognized in Interest expense on hedged item	1	7	4	9
	—	6	(1)	10
Total Interest expense	$(10)	$6	$(2)	$6

(1)
Gains and losses related to our short-term, intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of November 2, 2013, February 2, 2013 and October 27, 2012:

	November 2, 2013		February 2, 2013		October 27, 2012
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Other assets	$859	$—	$802	$—	$700	$—
Accrued expenses and other current liabilities	—	—	3	—	3	—
Other non-current liabilities	83	(1)	89	(1)	124	(2)
Interest Rate Contract designated as a fair value hedge:
Other assets	350	14	350	18	350	20
Interest Rate Contracts not designated for hedge accounting:
Other assets	1,611	—	1,611	—	1,611	—
Accrued expenses and other current liabilities	—	—	91	—	336	(2)
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	187	2	122	1	87	1
Accrued expenses and other current liabilities	$142	$(2)	$17	$—	$253	$(3)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	$187	$2	$122	$1	$87	$1
Other assets	2,820	14	2,763	18	2,661	20
Total derivative assets (1)	$3,007	$16	$2,885	$19	$2,748	$21

Accrued expenses and other current liabilities	$142	$(2)	$111	$—	$592	$(5)
Other non-current liabilities	83	(1)	89	(1)	124	(2)
Total derivative liabilities (1)	$225	$(3)	$200	$(1)	$716	$(7)

(1)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.
Offsetting of Derivatives
We present our derivatives at gross fair values in the Condensed Consolidated Balance Sheets. However, some of our interest rate and foreign exchange contracts are subject to master netting arrangements which allow net settlements under certain conditions. As of November 2, 2013, February 2, 2013 and October 27, 2012, the aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets were nominal, respectively, and the aggregate gross fair value of derivative assets which could be net settled against our derivative liabilities were nominal, respectively. As of November 2, 2013, February 2, 2013 and October 27, 2012, none of the master netting arrangements involved collateral.

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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of November 2, 2013, February 2, 2013 and October 27, 2012, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at November 2, 2013
Assets
Cash equivalents	$89	$—	$—	$89
Derivative financial instruments:
Interest rate contracts	—	14	—	14
Foreign exchange contracts	—	2	—	2
Total assets	$89	$16	$—	$105
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$3	$—	$3

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at February 2, 2013
Assets
Cash equivalents	$667	$—	$—	$667
Derivative financial instruments:
Interest rate contracts	—	18	—	18
Foreign exchange contracts	—	1	—	1
Total assets	$667	$19	$—	$686
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	—	—	—
Total liabilities	$—	$1	$—	$1

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 27, 2012
Assets
Cash equivalents	$61	$—	$—	$61
Derivative financial instruments:
Interest rate contracts	—	20	—	20
Foreign exchange contracts	—	1	—	1
Total assets	$61	$21	$—	$82
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$2	$2	$4
Foreign exchange contracts	—	3	—	3
Total liabilities	$—	$5	$2	$7
For the thirty-nine weeks ended November 2, 2013, we had no derivative financial instruments within Level 3 of the fair value hierarchy. The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy for the thirty-nine weeks ended October 27, 2012.

(In millions)	Level 3
Balance, January 28, 2012	$(7)
Unrealized gain	1
Balance, April 28, 2012	(6)
Unrealized gain	2
Balance, July 28, 2012	(4)
Unrealized gain	2
Balance, October 27, 2012	$(2)
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
There have been no changes in valuation technique or related inputs for the thirty-nine weeks ended November 2, 2013 and October 27, 2012.
The table below presents our long-lived assets evaluated for impairment measured at fair value on a nonrecurring basis for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at November 2, 2013 and October 27, 2012. As of November 2, 2013 and October 27, 2012, we did not have any long-lived assets classified as Level 1 within the fair value hierarchy.

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$9	$6	$1	$2
Balance, May 4, 2013	9	6	1	2
Long-lived assets held and used	5	4	—	1
Balance, August 3, 2013	14	10	1	3
Long-lived assets held and used	5	1	—	4
Balance, November 2, 2013	$19	$11	$1	$7

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$4	$2	$—	$2
Balance, April 28, 2012	4	2	—	2
Long-lived assets held and used	—	—	—	—
Balance, July 28, 2012	4	2	—	2
Long-lived assets held and used	4	—	3	1
Balance, October 27, 2012	$8	$2	$3	$3

5. Income taxes
The following table summarizes our income tax (expense) benefit and effective tax rates for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Loss before income taxes	$(327)	$(206)	$(672)	$(360)
Income tax (expense) benefit	(278)	101	(157)	159
Effective tax rate	85.0%	(49.0)%	23.4%	(44.2)%
The effective tax rates for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 1.2% for the thirty-nine weeks ended November 2, 2013 compared to 41.7% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to the Company’s conclusion that it is more likely than not that a benefit for current year losses will not be realized in the US Federal and state jurisdictions, as well as in certain foreign jurisdictions. As a result of the Company’s inability to benefit from these losses in the current year, the annualized effective tax rate for the thirty-nine weeks ended November 2, 2013 was calculated on a year to date basis, as this resulted in a more reasonable annualized tax rate.
For the thirteen weeks ended November 2, 2013, our effective tax rate was impacted by a tax expense of $161 million related to an increase in our valuation allowance on deferred tax assets that existed as of the beginning of the year in the US Federal and state jurisdictions, as well as in certain foreign jurisdictions, as the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future. This conclusion was based on the weight of the available positive and negative evidence, including our expectation that the Company will reach the three year cumulative loss threshold in these jurisdictions (after adjustments required for tax purposes) in the foreseeable future. For the thirteen weeks ended October 27, 2012, our effective tax rate was impacted by a tax benefit of $9 million related to adjustments to taxes receivable and $5 million related to changes to our liability for uncertain tax positions.
For the thirty-nine weeks ended November 2, 2013, our effective tax rate was impacted by a tax expense of $161 million related to an increase in valuation allowance on deferred tax assets that existed as of the beginning of the year in the US Federal and state jurisdictions, as well as in certain foreign jurisdictions, as the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future. This conclusion was based on the weight of the available positive and negative evidence, including our expectation that the Company will reach the three year cumulative loss threshold in these jurisdictions (after adjustments required for tax purposes) in the foreseeable future. There were additional expenses of $5 million related to adjustments to deferred taxes resulting from a change in statutory tax rate and $1 million related to state income taxes. These tax expenses were partially offset by a tax benefit of $2 million related to adjustments to taxes payable. For the thirty-nine weeks ended October 27, 2012, our effective tax rate was impacted by a tax benefit of $9 million related to adjustments to taxes receivable and $4 million related to changes to our liability for uncertain tax positions. These tax benefits were partially offset by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate.

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
Our percentages of consolidated Net sales by product category for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012 were as follows:

	13 Weeks Ended		39 Weeks Ended
Domestic:	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Core Toy	14.1%	13.8%	12.5%	12.1%
Entertainment	8.0%	7.8%	7.0%	7.5%
Juvenile	47.9%	48.5%	49.1%	49.6%
Learning	20.3%	20.1%	17.9%	17.3%
Seasonal	9.3%	9.4%	12.6%	12.8%
Other (1)	0.4%	0.4%	0.9%	0.7%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		39 Weeks Ended
International:	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Core Toy	21.6%	20.4%	20.0%	19.3%
Entertainment	9.0%	9.6%	8.4%	9.3%
Juvenile	25.0%	26.9%	26.1%	27.5%
Learning	29.2%	27.4%	27.0%	25.3%
Seasonal	14.3%	14.8%	17.6%	17.7%
Other (1)	0.9%	0.9%	0.9%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of licensing fees from unaffiliated third parties and other non-product related revenues.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.
A summary of financial results by reportable segment is as follows:

	13 Weeks Ended		39 Weeks Ended
(In millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales
Domestic	$1,461	$1,504	$4,391	$4,626
International	1,030	1,105	2,885	3,147
Total Net sales	$2,491	$2,609	$7,276	$7,773
Operating (loss) earnings
Domestic	$(56)	$14	$29	$199
International	—	(8)	(14)	17
Corporate and other	(84)	(81)	(274)	(238)
Operating loss	(140)	(75)	(259)	(22)
Interest expense	(189)	(135)	(419)	(350)
Interest income	2	4	6	12
Loss before income taxes	$(327)	$(206)	$(672)	$(360)

(In millions)	November 2, 2013	February 2, 2013	October 27, 2012
Merchandise inventories
Domestic	$2,350	$1,421	$2,283
International	1,229	808	1,268
Total Merchandise inventories	$3,579	$2,229	$3,551

7. Litigation and legal proceedings
In October 2012, the Massachusetts Supreme Judicial Court granted the Company’s request for direct appellate review of a judgment in the amount of $20 million, including $18 million in punitive damages, that was entered against the Company in a wrongful death products liability case entitled Aleo v. SLB Toys USA, Inc., et al. (Superior Court of Massachusetts, Essex County, No. 2008-02149-A) (the “Judgment”). Oral argument concerning this appeal was held on May 6, 2013. On September 13, 2013, the Massachusetts Supreme Judicial Court issued its decision affirming the Judgment. During the second quarter of fiscal 2013, we accrued an additional $20 million related to this matter which was recorded in Selling, general and administrative expenses. In October 2013, the Company paid $25 million to satisfy the Judgment.
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

8. Related party transactions
We are owned by an investment group led by entities advised by or affiliated with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009 (“Advisory Agreement”). The management and advisory fees paid to the Sponsors (the “Advisory Fees”) increase 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. We recorded Advisory Fees of $6 million and $17 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively. We recorded Advisory Fees of $5 million and $16 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively. During the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012, we also paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.
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
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. During the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012, affiliates of Vornado and investment funds or accounts advised by KKR held debt and debt securities issued by the Company and its subsidiaries.  The interest amounts paid on such debt and debt securities held by related parties were $3 million and $8 million during the thirteen and thirty-nine weeks ended November 2, 2013, respectively. The interest amounts paid on such debt and debt securities held by related parties were $1 million and $6 million during the thirteen and thirty-nine weeks ended October 27, 2012, respectively.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $2 million and $7 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, with respect to 0.7% of our operated stores, which includes Toys “R” Us Express stores. Of the aggregate amount paid, less than $1 million and $1 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado. For the thirteen and thirty-nine weeks ended October 27, 2012, we paid an aggregate amount of $3 million and $6 million, respectively, with respect to 0.8% of our operated stores, which includes Toys “R” Us Express stores. Of these amounts, less than $1 million and $1 million, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado.
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

9. Dispositions
During the thirteen and thirty-nine weeks ended November 2, 2013, we sold idle properties and certain assets for proceeds of $8 million and $31 million, respectively, resulting in net gains of $1 million and $8 million, respectively.

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
Subsequent Event
In connection with the appointment of Antonio Urcelay as Chief Executive Officer announced on October 16, 2013, the Company entered into an employment agreement which provided a one-time award of restricted stock units under the 2010 Incentive Plan with a grant date of November 5, 2013. The one-time award has a grant date fair value of $8 million, or $22.00 per share, 50% of which will vest on the earlier of October 16, 2014 or the termination of his employment other than for Cause and the remainder of which will vest in equal installments at the end of each fiscal quarter commencing January 31, 2015, with the last portion vesting on October 31, 2015, subject to continued employment through the applicable vesting dates.
Additionally, on November 5, 2013 the Company entered into an employment agreement with Hank Mullany to serve as Executive Vice President - President, Toys “R” Us, US. The employment agreement provided a one-time award of stock options and restricted stock units under the 2010 Incentive Plan with grant date fair values of $5 million and $2 million, respectively, each at $22.00 per share. Fifty percent of the options will vest in four equal annual installments beginning on the first anniversary of the grant date. The remaining option awards will be subject to time and performance vesting and will only be deemed fully vested when the performance obligations pursuant to Mr. Mullany’s employment agreement are satisfied. The restricted stock units will vest in four equal annual installments beginning on the first anniversary of the grant date. Additionally, Mr. Mullany purchased 22,728 shares of stock at a price of $22.00 per share.
Commencing in November 2013, certain participants under the 2010 Incentive Plan were offered an opportunity to exchange and cancel their outstanding options and performance shares awarded in 2011, 2012 and 2013, for a grant of new options, in a two-for-one option exchange, at an exercise price equal to the grant date fair market value. Additionally, the Company intends to make grants to certain other participants under the 2010 Incentive Plan of new options at an exercise price equal to the grant date fair market value. Management is currently evaluating the impact of the option exchange and new option grant and does not expect these events to have a material impact on our Condensed Consolidated Financial Statements.

Additionally, the Company extended the expiration dates of certain outstanding option awards, which are originally scheduled to expire in fiscals 2015 and 2016, to August 6, 2017. Management is currently evaluating the impact of the extension and does not expect the extension to have a material impact on our Condensed Consolidated Financial Statements.

11. Accumulated other comprehensive (loss) income
Total other comprehensive loss is included in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Stockholders’ (Deficit) Equity. Accumulated other comprehensive (loss) income is reflected in Total stockholders’ (deficit) equity on the Condensed Consolidated Balance Sheets, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized loss on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive income (loss)
Balance, January 28, 2012	$54	$(2)	$(8)	$44
Other comprehensive loss	(18)	—	—	(18)
Balance, April 28, 2012	36	(2)	(8)	26
Other comprehensive loss	(35)	—	—	(35)
Balance, July 28, 2012	1	(2)	(8)	(9)
Other comprehensive income	23	—	—	23
Balance, October 27, 2012	$24	$(2)	$(8)	$14

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized loss on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive (loss) income
Balance, February 2, 2013	$8	$(2)	$(9)	$(3)
Other comprehensive loss	(46)	—	—	(46)
Balance, May 4, 2013	(38)	(2)	(9)	(49)
Other comprehensive loss	(10)	—	—	(10)
Balance, August 3, 2013	(48)	(2)	(9)	(59)
Other comprehensive income	11	—	—	11
Balance, November 2, 2013	$(37)	$(2)	$(9)	$(48)

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

Our Business
We generate sales, earnings and cash flows by retailing merchandise in our core toy, entertainment, juvenile (including baby), learning and seasonal product categories worldwide. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and juvenile (including baby) product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses stores in 35 foreign countries and jurisdictions. As of November 2, 2013, there were 1,579 operated and 177 licensed “R” Us branded retail stores worldwide. In addition, as of November 2, 2013, we operated 261 Toys “R” Us Express stores (“Express stores”), including 66 Express stores with a cumulative lease term of at least two years. Domestic and International segments also include their respective Internet operations.

Financial Performance
As discussed in more detail in this MD&A, the following financial data presents an overview of our financial performance for the thirteen and thirty-nine weeks ended November 2, 2013 compared to the thirteen and thirty-nine weeks ended October 27, 2012:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$2,491	$2,609	$7,276	$7,773
Gross margin	896	967	2,716	2,982
Gross margin as a percentage of Net sales	36.0%	37.1%	37.3%	38.4%
Selling, general and administrative expenses	$959	$962	$2,735	$2,747
Selling, general and administrative expenses as a percentage of Net sales	38.5%	36.9%	37.6%	35.3%
Net loss	$(605)	$(105)	$(829)	$(201)
Net sales decreased by $118 million and $497 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, compared to the same periods last year. Foreign currency translation decreased Net sales by $78 million and $212 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively. Excluding the impact of foreign currency translation, the decline in Net sales for both periods was primarily due to a decrease in comparable store net sales.
Gross margin, as a percentage of Net sales for the thirteen and thirty-nine weeks ended November 2, 2013 decreased by 1.1 percentage points, respectively, compared to the same periods last year. The decrease for both periods was primarily caused by margin rate declines within certain categories due in part to our competitive pricing strategy and to our inventory clearance efforts, and a reduction in vendor allowances recorded within our Domestic segment. Partially offsetting these decreases was an increase in vendor allowances recorded within our International segment. Additionally, partially offsetting the decrease for the thirty-nine weeks ended November 2, 2013 were improvements in sales mix away from lower margin products.
Selling, general and administrative expenses (“SG&A”) for the thirteen and thirty-nine weeks ended November 2, 2013 decreased by $3 million and $12 million, respectively, compared to the same periods last year. Foreign currency translation decreased SG&A by $25 million and $70 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively. Excluding the impact of foreign currency translation, the increase in SG&A for the thirteen weeks ended November 2, 2013 was primarily due to increases in occupancy costs and payroll expenses, both of which predominantly resulted from new stores and store improvements. Excluding the impact of foreign currency translation, the increase in SG&A for the thirty-nine weeks ended November 2, 2013 was primarily due to increases in occupancy costs, predominantly as a result of new stores and store improvements, and litigation expenses related to the judgment in the Aleo v. SLB Toys USA Inc. (“Aleo”) case.
Net loss for the thirteen and thirty-nine weeks ended November 2, 2013 increased by $500 million and $628 million, respectively, compared to the same periods last year. The increase for both periods was primarily due to an increase in Income tax expense as a result of an increase in our valuation allowance on deferred tax assets, as the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future. Additionally contributing to the increase was a decrease in Gross margin dollars and an increase in Interest expense due mainly to the redemption costs associated with the $950 million 10.750% senior unsecured notes due fiscal 2017. Partially offsetting the increase in Net loss for the thirty-nine weeks ended November 2, 2013 was a decrease in SG&A.

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
The following table discloses the change in our comparable store net sales for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013 vs. 2012 (1)	October 27, 2012 vs. 2011	November 2, 2013 vs. 2012 (1)	October 27, 2012 vs. 2011
Domestic	(5.2)%	(4.1)%	(5.8)%	(2.8)%
International	(3.0)%	(4.6)%	(4.1)%	(4.7)%

(1)
Our reporting period for fiscal 2013 includes 52 weeks compared to 53 weeks for fiscal 2012. Therefore, comparable store net sales for the fiscal 2012 quarterly reporting period has been adjusted by one week as compared to Net sales.

Percentage of Net Sales by Product Category

	13 Weeks Ended		39 Weeks Ended
Domestic:	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Core Toy	14.1%	13.8%	12.5%	12.1%
Entertainment	8.0%	7.8%	7.0%	7.5%
Juvenile	47.9%	48.5%	49.1%	49.6%
Learning	20.3%	20.1%	17.9%	17.3%
Seasonal	9.3%	9.4%	12.6%	12.8%
Other (1)	0.4%	0.4%	0.9%	0.7%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		39 Weeks Ended
International:	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Core Toy	21.6%	20.4%	20.0%	19.3%
Entertainment	9.0%	9.6%	8.4%	9.3%
Juvenile	25.0%	26.9%	26.1%	27.5%
Learning	29.2%	27.4%	27.0%	25.3%
Seasonal	14.3%	14.8%	17.6%	17.7%
Other (1)	0.9%	0.9%	0.9%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of licensing fees from unaffiliated third parties and other non-product related revenues.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

	November 2, 2013	October 27, 2012	Change
Domestic (1)	879	875	4
International - Operated (2)	700	651	49
International - Licensed	177	155	22
Total (3)	1,756	1,681	75

(1)
Store count as of November 2, 2013 includes 214 side-by-side (“SBS”) stores, 20 Babies “R” Us Express (“BRU Express”) stores and 59 Juvenile Expansions. Store count as of October 27, 2012 included 203 SBS stores, 21 BRU Express stores and 62 Juvenile Expansions.

(2)
Store count as of November 2, 2013 includes 183 SBS stores and 18 BRU Express stores. Store count as of October 27, 2012 included 166 SBS stores and 17 BRU Express stores. The net increase in store count from prior year is predominantly due to 21 stores in Canada (14 were Express stores) and 19 stores in China and Southeast Asia.

(3)
Express stores with a cumulative lease term of at least two years are included in our overall store count, while remaining locations are excluded. As of November 2, 2013, there were 218 Domestic and 43 International Express stores open, 42 and 24 of which have been included in our overall store count within our Domestic and International segments, respectively. As of October 27, 2012, there were 219 Domestic and 49 International Express stores open, 36 and 10 of which were included in our overall store count within our Domestic and International segments, respectively.

Net Loss

	13 Weeks Ended			39 Weeks Ended
(In millions)	November 2, 2013	October 27, 2012	Change	November 2, 2013	October 27, 2012	Change
Toys “R” Us - Consolidated	$(605)	$(105)	$(500)	$(829)	$(201)	$(628)
Net loss increased by $500 million to $605 million for the thirteen weeks ended November 2, 2013, compared to $105 million for the same period last year. The increase in Net loss was primarily due to an increase in Income tax expense of $379 million as a result of an increase in our valuation allowance on deferred tax assets, as the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future. Additionally contributing to the increase was a decrease in Gross margin dollars of $71 million and an increase in Interest expense of $54 million due mainly to the redemption costs associated with the $950 million 10.750% senior unsecured notes due fiscal 2017.
Net loss increased by $628 million to $829 million for the thirty-nine weeks ended November 2, 2013, compared to $201 million for the same period last year. The increase in Net loss was primarily due to an increase in Income tax expense of $316 million as a result of an increase in our valuation allowance on deferred tax assets, as the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future. Additionally contributing to the increase was a decrease in Gross margin dollars of $266 million and an increase in Interest expense of $69 million due mainly to the redemption costs associated with the $950 million 10.750% senior unsecured notes due fiscal 2017. These increases were partially offset by a decrease in SG&A of $12 million.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	November 2, 2013	October 27, 2012	$ Change	% Change	November 2, 2013	October 27, 2012
Domestic	$1,461	$1,504	$(43)	(2.9)%	58.7%	57.6%
International	1,030	1,105	(75)	(6.8)%	41.3%	42.4%
Toys “R” Us - Consolidated	$2,491	$2,609	$(118)	(4.5)%	100.0%	100.0%
Net sales decreased by $118 million or 4.5%, to $2,491 million for the thirteen weeks ended November 2, 2013, compared to $2,609 million for the same period last year. Net sales for the thirteen weeks ended November 2, 2013 included the impact of foreign currency translation, which decreased Net sales by $78 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for the thirteen weeks ended November 2, 2013 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decline in the number of transactions, due in part to the shift in the timing of the Big Book promotional catalog release within our Domestic segment. Partially offsetting the decline in Net sales was an increase in Net sales from new locations.

	39 Weeks Ended
					Percentage of Net Sales
($ In millions)	November 2, 2013	October 27, 2012	$ Change	% Change	November 2, 2013	October 27, 2012
Domestic	$4,391	$4,626	$(235)	(5.1)%	60.3%	59.5%
International	2,885	3,147	(262)	(8.3)%	39.7%	40.5%
Toys “R” Us - Consolidated	$7,276	$7,773	$(497)	(6.4)%	100.0%	100.0%
Net sales decreased by $497 million or 6.4%, to $7,276 million for the thirty-nine weeks ended November 2, 2013, compared to $7,773 million for the same period last year. Net sales for the thirty-nine weeks ended November 2, 2013 included the impact of foreign currency translation, which decreased Net sales by $212 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for the thirty-nine weeks ended November 2, 2013 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decline in the number of transactions, due in part to the shift in the timing of the Big Book promotional catalog release within our Domestic segment. Partially offsetting the decline in Net sales was an increase in Net sales from new locations within our International segment.
Domestic
Net sales for the Domestic segment decreased by $43 million or 2.9%, to $1,461 million for the thirteen weeks ended November 2, 2013, compared to $1,504 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 5.2%, partially offset by an increase in Net sales from new locations.
The decrease in comparable store net sales resulted primarily from decreases in our learning, juvenile (including baby), and core toy categories. The decrease in our learning category was primarily due to decreased sales of educational electronics. The decrease in our juvenile (including baby) category was primarily due to decreased sales of infant care products. The decrease in our core toy category was primarily due to decreased sales of dolls.
Net sales for the Domestic segment decreased by $235 million or 5.1%, to $4,391 million for the thirty-nine weeks ended November 2, 2013, compared to $4,626 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 5.8%.
The decrease in comparable store net sales resulted primarily from decreases in our juvenile (including baby), seasonal and entertainment categories. The decrease in our juvenile (including baby) category was primarily due to decreased sales of infant care products. The decrease in our seasonal category was primarily due to decreased sales of outdoor products. The decrease in our entertainment category was primarily due to decreased sales of video game software and systems.

International
Net sales for the International segment decreased by $75 million or 6.8%, to $1,030 million for the thirteen weeks ended November 2, 2013, compared to $1,105 million for the same period last year. Excluding a $78 million decrease in Net sales due to foreign currency translation, International Net sales increased primarily as a result of an increase in net sales from new locations. Partially offsetting this increase was a decrease in comparable store net sales of 3.0%.
The decrease in comparable store net sales resulted primarily from decreases in our juvenile (including baby), entertainment, and seasonal categories. The decrease in our juvenile (including baby) category was primarily due to decreased sales of baby gear and infant care products. The decrease in our entertainment category was primarily due to decreased sales of video game systems and electronics. The decrease in our seasonal category was primarily due to decreased sales of outdoor products.
Net sales for the International segment decreased by $262 million or 8.3%, to $2,885 million for the thirty-nine weeks ended November 2, 2013, compared to $3,147 million for the same period last year. Excluding a $212 million decrease in Net sales due to foreign currency translation, International Net sales decreased primarily as a result of a decrease in comparable store net sales of 4.1%. Partially offsetting this decrease was an increase in net sales from new locations.
The decrease in comparable store net sales resulted primarily from decreases in our juvenile (including baby), entertainment and seasonal categories. The decrease in our juvenile (including baby) category was primarily due to decreased sales of baby gear and infant care products. The decrease in our entertainment category was primarily due to decreased sales of video game systems and software. The decrease in our seasonal category was primarily due to decreased sales of outdoor products and sporting goods.

Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.
Gross Margin

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	November 2, 2013	October 27, 2012	$ Change	November 2, 2013	October 27, 2012	Change
Domestic	$489	$542	$(53)	33.5%	36.0%	(2.5)%
International	407	425	(18)	39.5%	38.5%	1.0%
Toys “R” Us - Consolidated	$896	$967	$(71)	36.0%	37.1%	(1.1)%
Gross margin decreased by $71 million to $896 million for the thirteen weeks ended November 2, 2013, compared to $967 million for the same period last year. Foreign currency translation decreased Gross margin by $25 million.
Gross margin, as a percentage of Net sales, decreased by 1.1 percentage points for the thirteen weeks ended November 2, 2013 compared to the same period last year. The decrease in Gross margin, as a percentage of Net sales, was primarily caused by margin rate declines within certain categories due in part to our competitive pricing strategy and to our inventory clearance efforts, and a reduction in vendor allowances recorded within our Domestic segment. Partially offsetting these decreases was an increase in vendor allowances recorded within our International segment.

	39 Weeks Ended
				Percentage of Net Sales
($ In millions)	November 2, 2013	October 27, 2012	$ Change	November 2, 2013	October 27, 2012	Change
Domestic	$1,558	$1,731	$(173)	35.5%	37.4%	(1.9)%
International	1,158	1,251	(93)	40.1%	39.8%	0.3%
Toys “R” Us - Consolidated	$2,716	$2,982	$(266)	37.3%	38.4%	(1.1)%
Gross margin decreased by $266 million to $2,716 million for the thirty-nine weeks ended November 2, 2013, compared to $2,982 million for the same period last year. Foreign currency translation decreased Gross margin by $70 million.
Gross margin, as a percentage of Net sales, decreased by 1.1 percentage points for the thirty-nine weeks ended November 2, 2013 compared to the same period last year. The decrease in Gross margin, as a percentage of Net sales, was primarily caused by margin rate declines within certain categories due in part to our competitive pricing strategy and to our inventory clearance efforts, and a reduction in vendor allowances recorded within our Domestic segment. Partially offsetting these decreases was an increase in vendor allowances recorded within our International segment, and improvements in sales mix away from lower margin products.
Domestic
Gross margin decreased by $53 million to $489 million for the thirteen weeks ended November 2, 2013, compared to $542 million for the same period last year. Gross margin, as a percentage of Net sales, decreased by 2.5 percentage points for the thirteen weeks ended November 2, 2013 compared to the same period last year.
The decrease in Gross margin, as a percentage of Net sales, resulted primarily from margin rate declines predominantly in our juvenile (including baby) and core toy categories due in part to our competitive pricing strategy and to our inventory clearance efforts, and a reduction in vendor allowances compared to the same period last year.
Gross margin decreased by $173 million to $1,558 million for the thirty-nine weeks ended November 2, 2013, compared to $1,731 million for the same period last year. Gross margin, as a percentage of Net sales, decreased by 1.9 percentage points for the thirty-nine weeks ended November 2, 2013 compared to the same period last year.
The decrease in Gross margin, as a percentage of Net sales, resulted primarily from margin rate declines predominantly in our juvenile (including baby) and learning categories due in part to our competitive pricing strategy and to our inventory clearance efforts, and a reduction in vendor allowances compared to the same period last year. Partially offsetting these decreases were improvements in sales mix away from lower margin products, predominantly in our entertainment category.
International
Gross margin decreased by $18 million to $407 million for the thirteen weeks ended November 2, 2013, compared to $425 million for the same period last year. Foreign currency translation decreased Gross margin by $25 million. Gross margin, as a percentage of Net sales, increased by 1.0 percentage point for the thirteen weeks ended November 2, 2013 compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from an increase in vendor allowances due to sales mix compared to the same period last year.
Gross margin decreased by $93 million to $1,158 million for the thirty-nine weeks ended November 2, 2013, compared to $1,251 million for the same period last year. Foreign currency translation decreased Gross margin by $70 million. Gross margin, as a percentage of Net sales, increased by 0.3 percentage points for the thirty-nine weeks ended November 2, 2013 compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from an increase in vendor allowances due to sales mix compared to the same period last year. Additionally contributing to the increase in Gross margin, as a percentage of Net sales, were improvements in sales mix away from lower margin products, predominantly in our entertainment category.

Selling, General and Administrative Expenses
The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	November 2, 2013	October 27, 2012	$ Change	November 2, 2013	October 27, 2012	Change
Toys “R” Us - Consolidated	$959	$962	$(3)	38.5%	36.9%	1.6%
SG&A decreased by $3 million to $959 million for the thirteen weeks ended November 2, 2013, compared to $962 million for the same period last year. Foreign currency translation decreased SG&A by $25 million. As a percentage of Net sales, SG&A increased by 1.6 percentage points.
Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to a $9 million increase in occupancy costs and a $7 million increase in payroll expenses, both of which predominantly resulted from new stores and store improvements.

	39 Weeks Ended
				Percentage of Net Sales
($ In millions)	November 2, 2013	October 27, 2012	$ Change	November 2, 2013	October 27, 2012	Change
Toys “R” Us - Consolidated	$2,735	$2,747	$(12)	37.6%	35.3%	2.3%
SG&A decreased by $12 million to $2,735 million for the thirty-nine weeks ended November 2, 2013, compared to $2,747 million for the same period last year. Foreign currency translation decreased SG&A by $70 million. As a percentage of Net sales, SG&A increased by 2.3 percentage points.
Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to a $23 million increase in occupancy costs, predominantly as a result of new stores and store improvements, and a $20 million increase in litigation expense related to the judgment in the Aleo case. Refer to Note 7 within our Condensed Consolidated Financial Statements entitled “Litigation and legal proceedings” for further details.

Depreciation and Amortization

	13 Weeks Ended			39 Weeks Ended
(In millions)	November 2, 2013	October 27, 2012	Change	November 2, 2013	October 27, 2012	Change
Toys “R” Us - Consolidated	$92	$97	$(5)	$287	$297	$(10)
Depreciation and amortization decreased by $5 million and $10 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, compared to the same periods last year. Foreign currency translation decreased depreciation and amortization by $3 million and $7 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	net gains on sales of properties;

•	impairment of long-lived assets;

•	foreign exchange gains and losses; and

•	other operating income and expenses

	13 Weeks Ended			39 Weeks Ended
(In millions)	November 2, 2013	October 27, 2012	Change	November 2, 2013	October 27, 2012	Change
Toys “R” Us - Consolidated	$15	$17	$(2)	$47	$40	$7
Other income, net decreased by $2 million to $15 million for the thirteen weeks ended November 2, 2013, compared to $17 million for the same period last year. The decrease was primarily due to a $3 million increase in impairment of long-lived assets.
Other income, net increased by $7 million to $47 million for the thirty-nine weeks ended November 2, 2013, compared to $40 million for the same period last year. The increase was primarily due to a $9 million increase in credit card program income.

Interest Expense

	13 Weeks Ended			39 Weeks Ended
(In millions)	November 2, 2013	October 27, 2012	Change	November 2, 2013	October 27, 2012	Change
Toys “R” Us - Consolidated	$189	$135	$54	$419	$350	$69
Interest expense increased by $54 million to $189 million for the thirteen weeks ended November 2, 2013, compared to $135 million for the same period last year. The increase was primarily due to $77 million of incremental expense associated with the current year repayment of the $950 million 10.750% senior unsecured notes due fiscal 2017, composed of a redemption premium of $51 million, and the write-off of unamortized original issue discount and deferred debt issuance costs.  Partially offsetting the increase was the prior year repayment of the $400 million 7.875% senior notes due fiscal 2013, which included a make-whole premium of $18 million.
Interest expense increased by $69 million to $419 million for the thirty-nine weeks ended November 2, 2013, compared to $350 million for the same period last year. The increase was primarily due to $77 million of incremental expense associated with the current year repayment of the $950 million 10.750% senior unsecured notes due fiscal 2017, composed of a redemption premium of $51 million, and the write-off of unamortized original issue discount and deferred debt issuance costs.  Additionally contributing to the increase was a change of $11 million in ineffectiveness associated with our fair value hedge on the $350 million 7.375% senior secured notes due fiscal 2016.  Partially offsetting the increases was the prior year repayment of the $400 million 7.875% senior notes due fiscal 2013, which included a make-whole premium of $18 million.

Interest Income

	13 Weeks Ended			39 Weeks Ended
(In millions)	November 2, 2013	October 27, 2012	Change	November 2, 2013	October 27, 2012	Change
Toys “R” Us - Consolidated	$2	$4	$(2)	$6	$12	$(6)
Interest income decreased by $2 million and $6 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, compared to the same periods last year. The decrease for both periods was primarily due to the April 2013 maturity of our Vanwall Finance PLC debt security holdings.

Income Tax (Expense) Benefit
The following table summarizes our income tax (expense) benefit and effective tax rates for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Loss before income taxes	$(327)	$(206)	$(672)	$(360)
Income tax (expense) benefit	(278)	101	(157)	159
Effective tax rate	85.0%	(49.0)%	23.4%	(44.2)%
The effective tax rates for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 1.2% for the thirty-nine weeks ended November 2, 2013 compared to 41.7% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to the Company’s conclusion that it is more likely than not that a benefit for current year losses will not be realized in the US Federal and state jurisdictions, as well as in certain foreign jurisdictions. As a result of the Company’s inability to benefit from these losses in the current year, the annualized effective tax rate for the thirty-nine weeks ended November 2, 2013 was calculated on a year to date basis, as this resulted in a more reasonable annualized tax rate.
For the thirteen weeks ended November 2, 2013, our effective tax rate was impacted by a tax expense of $161 million related to an increase in our valuation allowance on deferred tax assets that existed as of the beginning of the year in the US Federal and state jurisdictions, as well as in certain foreign jurisdictions, as the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future. This conclusion was based on the weight of the available positive and negative evidence, including our expectation that the Company will reach the three year cumulative loss threshold in these jurisdictions (after adjustments required for tax purposes) in the foreseeable future. For the thirteen weeks ended October 27, 2012, our effective tax rate was impacted by a tax benefit of $9 million related to adjustments to taxes receivable and $5 million related to changes to our liability for uncertain tax positions.
For the thirty-nine weeks ended November 2, 2013, our effective tax rate was impacted by a tax expense of $161 million related to an increase in valuation allowance on deferred tax assets that existed as of the beginning of the year in the US Federal and state jurisdictions, as well as in certain foreign jurisdictions, as the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future. This conclusion was based on the weight of the available positive and negative evidence, including our expectation that the Company will reach the three year cumulative loss threshold in these jurisdictions (after adjustments required for tax purposes) in the foreseeable future. There were additional expenses of $5 million related to adjustments to deferred taxes resulting from a change in statutory tax rate and $1 million related to state income taxes. These tax expenses were partially offset by a tax benefit of $2 million related to adjustments to taxes payable. For the thirty-nine weeks ended October 27, 2012, our effective tax rate was impacted by a tax benefit of $9 million related to adjustments to taxes receivable and $4 million related to changes to our liability for uncertain tax positions. These tax benefits were partially offset by a tax expense of $3 million related to adjustments to deferred taxes resulting from a change in statutory tax rate.

Liquidity and Capital Resources
Overview
As of November 2, 2013, we were in compliance with all of the covenants related to our outstanding debt. At November 2, 2013, under our $1.85 billion secured revolving credit facility (“ABL Facility”), we had outstanding borrowings of $497 million, a total of $103 million of outstanding letters of credit and excess availability of $1,250 million. We are also subject to a minimum excess availability covenant, which was $125 million at November 2, 2013, with remaining availability of $1,125 million in excess of the covenant.
Toys “R” Us-Japan, Ltd. (“Toys-Japan”) has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). On June 25, 2013, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result, Tranche 1 is now available in amounts of up to ¥13.0 billion ($132 million at November 2, 2013), expiring on June 30, 2015. At November 2, 2013, we had outstanding borrowings of $51 million under Tranche 1, with $81 million of remaining availability.
Tranche 2 is available in amounts of up to ¥12.0 billion ($121 million at November 2, 2013), expiring on June 27, 2014. At November 2, 2013, we had outstanding borrowings of $51 million under Tranche 2, with $70 million of remaining availability.
Toys-Japan also has an uncommitted line of credit with total availability of ¥2.8 billion ($29 million at November 2, 2013), which will renew April 1 of each year unless otherwise canceled. As of November 2, 2013, we had no outstanding borrowings under the uncommitted line of credit.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($220 million at November 2, 2013) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At November 2, 2013, we had outstanding borrowings of $94 million, with $126 million of remaining availability under the European ABL Facility.
Toys (Labuan) Holding Limited (“Labuan”) has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$330 million ($43 million at November 2, 2013). As of November 2, 2013, we had $14 million of borrowings and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $26 million.

We are dependent on the borrowings provided by our lenders to support our working capital needs, capital expenditures and to service debt. As of November 2, 2013, we have funds available to finance our operations under our European ABL Facility through March 2016, our ABL Facility through August 2015, and our Toys-Japan unsecured credit lines with a tranche maturing June 2014 and a tranche maturing June 2015. In addition, Labuan and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
In general, our primary uses of cash are providing for working capital purposes (which principally represent the purchase of inventory), servicing debt, remodeling existing stores (including conversions), financing construction of new stores and paying expenses, such as payroll costs, to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the fourth quarter holiday selling season. For the thirty-nine weeks ended November 2, 2013, peak borrowings under our revolving credit facilities and credit lines amounted to $693 million. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and borrowings under our revolving credit facilities and credit lines.
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
The following table discloses our capital expenditures for the thirty-nine weeks ended November 2, 2013 and October 27, 2012:

	39 Weeks Ended
(In millions)	November 2, 2013	October 27, 2012
Other store-related projects (1)	$55	$41
New stores (2)	54	51
Information technology	42	48
Conversion projects (3)	13	57
Distribution centers	11	18
Total capital expenditures	$175	$215

(1)	Includes store updates and projects other than conversions.

(2)	Primarily includes SBS relocations as well as single format stores (including Express stores).

(3)	Primarily includes SBS conversions as well as other remodels pursuant to our juvenile integration strategy.

Cash Flows

	39 Weeks Ended
(In millions)	November 2, 2013	October 27, 2012	Change
Net cash used in operating activities	$(944)	$(623)	$(321)
Net cash used in investing activities	(142)	(207)	65
Net cash provided by financing activities	349	533	(184)
Effect of exchange rate changes on Cash and cash equivalents	(12)	(5)	(7)
Net decrease during period in Cash and cash equivalents	$(749)	$(302)	$(447)

Cash Flows Used in Operating Activities
Net cash used in operating activities increased $321 million to $944 million for the thirty-nine weeks ended November 2, 2013, compared to $623 million for the thirty-nine weeks ended October 27, 2012. The increase in Net cash used in operating activities was principally the result of an increase in Net loss and an increase in merchandise inventories primarily due to a decline in Net sales. These increases were partially offset by the timing of vendor payments.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased $65 million to $142 million for the thirty-nine weeks ended November 2, 2013, compared to $207 million for the thirty-nine weeks ended October 27, 2012. The decrease in Net cash used in investing activities was due to current year proceeds of $52 million from the repayment of the Vanwall Finance Plc debt securities held by us, a $40 million reduction in capital expenditures, and a $19 million increase in proceeds received from sales of fixed assets. The decrease in Net cash used in investing was partially offset by a $41 million increase in restricted cash in conjunction with the terms of the New UK Propco Facility Agreement and the current year purchase of $20 million in debt securities of Debussy DTC Plc. Refer to Note 2 within our Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities decreased by $184 million to $349 million for the thirty-nine weeks ended November 2, 2013, compared to $533 million for the thirty-nine weeks ended October 27, 2012. The decrease in Net cash provided by financing activities was primarily due to a $149 million decrease in net debt borrowings, as well as an increase of $27 million in capitalized debt issuance costs primarily in conjunction with our New UK Propco Facility Agreement and Propco I Term Loan Facility. Refer to Note 2 within our Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details.

Debt
Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt and any of the transactions described below.
As of November 2, 2013, we had total indebtedness of $5.7 billion, of which $3.5 billion was secured indebtedness.
During the thirty-nine weeks ended November 2, 2013, the following events occurred with respect to our debt structure:

•
On February 27, 2013, Toys “R” Us France Real Estate SAS (“TRU France Real Estate”) entered into a five year senior secured term loan facility agreement (the “France Propco Facility Agreement”) for an aggregate principal amount of €48 million ($65 million at November 2, 2013). The net proceeds of the loan under the France Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the €61 million French real estate credit facility due fiscal 2013.

•	On February 28, 2013, Toys-Japan entered into an additional bank loan with a financial institution for ¥2.0 billion ($20 million at November 2, 2013). The loan will mature on February 26, 2021.

•
On March 25, 2013, Toys “R” Us Properties (UK) Limited (“UK Propco”) entered into a facility agreement (the “New UK Propco Facility Agreement”), which was funded on March 28, 2013, for an aggregate principal amount of £263 million ($419 million at November 2, 2013). The net proceeds of the loan under the New UK Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the £406 million UK real estate senior and junior credit facilities due fiscal 2013.

•
On June 25, 2013, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result, Tranche 1 is now available in amounts of up to ¥13.0 billion ($132 million at November 2, 2013), expiring on June 30, 2015.

•
On August 21, 2013, Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”) entered into a senior unsecured term loan facility for an aggregate principal amount of $985 million due fiscal 2019 (the “Propco I Term Loan Facility”). The Propco I Term Loan Facility was issued at a discount of $10 million, which resulted in the receipt of gross proceeds of $975 million. The proceeds, together with other funds available to TRU Propco I, were used to redeem in full TRU Propco I's $950 million senior unsecured 10.750% notes due fiscal 2017, plus accrued interest, premiums and expenses, and to pay fees and expenses relating to the Propco I Term Loan Facility.

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

Contractual Obligations
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Due to the changes in our Long-term debt during the thirty-nine weeks ended November 2, 2013 described in Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt”, we have provided updated Short-term borrowings and long-term debt and interest payment information. The following table summarizes our contractual obligations associated with our Short-term borrowings and long-term debt and related interest payments as of November 2, 2013.

	Payments Due By Period
(In millions)	Remainder of Fiscal 2013	Fiscals 2014 & 2015	Fiscals 2016 & 2017	Fiscals 2018 and thereafter	Total
Short-term borrowings and long-term debt (1)(2)	$61	$797	$2,296	$2,415	$5,569
Interest payments (1)(3)(4)	80	680	562	208	1,530
Total	$141	$1,477	$2,858	$2,623	$7,099

(1)
Reflects the $985 million we borrowed under the Propco I Term Loan Facility due fiscal 2019 and the repayment of TRU Propco I’s $950 million senior unsecured 10.750% notes due fiscal 2017, the additional borrowings under the ABL Facility and partial repayment of the secured term loans, refinancing of the France Propco Facility Agreement and UK Propco loans, along with the proceeds from the additional Toys-Japan bank loan.

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
Goodwill Impairment
Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value.  As a result of the third quarter performance of our Toys-Japan reporting unit, the Company has determined that the reporting unit is at risk for future impairment.  The Company will continue to monitor Toys-Japan's goodwill for possible future impairment.  Refer to our Annual Report on Form 10-K for the year ended February 2, 2013, for further details.

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
There has been no significant change in our exposure to market risk during the thirty-nine weeks ended November 2, 2013. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In October 2012, the Massachusetts Supreme Judicial Court granted the Company’s request for direct appellate review of a judgment in the amount of $20 million, including $18 million in punitive damages, that was entered against the Company in a wrongful death products liability case entitled Aleo v. SLB Toys USA, Inc., et al. (Superior Court of Massachusetts, Essex County, No. 2008-02149-A) (the “Judgment”). Oral argument concerning this appeal was held on May 6, 2013. On September 13, 2013, the Massachusetts Supreme Judicial Court issued its decision affirming the Judgment. During the second quarter of fiscal 2013, we accrued an additional $20 million related to this matter which was recorded in Selling, general and administrative expenses. In October 2013, the Company paid $25 million to satisfy the Judgment.
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
On October 16, 2013 and in connection with his promotion to Chief Executive Officer, the Company approved a one-time award to Mr. Urcelay of restricted stock units under the Company’s 2010 Incentive Plan having a grant date value of $8 million. The award was made pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

TOYS “R” US, INC.
(Registrant)

Date: December 17, 2013	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.1	Letter Agreement, dated October 16, 2013, between Toys “R” Us, Inc. and Antonio Urcelay.

10.2	Form of Toys “R” Us, Inc. Restricted Stock Unit Award Agreement for Non-Employee Directors for awards under the Toys “R” Us, Inc. 2010 Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document