Form 10-K
period 2014-02-01
TOYS R US INC
filed 2014-03-31
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014 Commission file number 1-11609
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐
(Note: As a voluntary filer not subject to the filing requirements of Section 13(a) or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13(a) or 15(d) of the Exchange Act during the preceding 12 months as if the registrant were subject to such filing requirements.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 20, 2014, there were 49,045,414 outstanding shares of common stock, $0.001 par value per share, of Toys “R” Us, Inc., none of which were publicly traded.
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
These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of our business, competition in the retail industry, changes in our product distribution mix and distribution channels, general economic factors in the United States and other countries in which we conduct our business, consumer spending patterns, our ability to implement our strategy including implementing initiatives for season, the availability of adequate financing, access to trade credit, changes in consumer preferences, changes in employment legislation, our dependence on key vendors for our merchandise, political and other developments associated with our international operations, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact our business, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

INDEX

		PAGE
PART I.

Item 1.	Business	1
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Item 4.	Mine Safety Disclosures	21

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplementary Data	50
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	113
Item 9A.	Controls and Procedures	113
Item 9B.	Other Information	115

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	115
Item 11.	Executive Compensation	118
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	149
Item 13.	Certain Relationships and Related Transactions and Director Independence	150
Item 14.	Principal Accounting Fees and Services	152

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	154

SIGNATURES		155

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		156

INDEX TO EXHIBITS		157

PART I

ITEM 1.	BUSINESS
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2013 ended February 1, 2014; fiscal 2012 ended February 2, 2013; and fiscal 2011 ended January 28, 2012. With the exception of fiscal 2012, which included 53 weeks, all other fiscal years presented include 52 weeks. References to 2013, 2012 and 2011 are to our fiscal years unless otherwise specified.
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
As of February 1, 2014, we operated 1,577 stores and licensed an additional 185 stores. These stores are located in 36 countries and jurisdictions around the world under the Toys “R” Us, Babies “R” Us and FAO Schwarz banners. In addition, we operate Toys “R” Us Express stores (“Express stores”), smaller format stores primarily open on a short-term basis during the holiday season. During the fiscal 2013 holiday season, we operated 265 Express stores, of which 120 were still open as of February 1, 2014. Of the 120 Express stores that remained open, 60 have been included in our overall store count as they each have a cumulative lease term of at least two years. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and toys.com, as well as other Internet sites we operate in our international markets. For fiscal 2013, we generated Net sales of $12.5 billion, Net loss attributable to Toys “R” Us, Inc. of $1.0 billion and Adjusted EBITDA of $588 million. For the definition of Adjusted EBITDA, an explanation of why we present it and a description of the limitations of this non-GAAP measure, as well as a reconciliation to Net loss attributable to Toys “R” Us, Inc., see Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.
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
Strategy and Strengths
We believe we offer our customers the most comprehensive year-round selection of merchandise in the retail toy and juvenile (including baby) categories among omnichannel retailers through our “R” Us branded stores and through the Internet. On average, our domestic and international stores (other than Express stores) offer 12,000 and 7,000 items year-round, respectively. Express stores, due to their size, typically carry 2,000 items. We believe that our differentiated product assortment, private label and exclusively licensed product offerings and expert service enable us to command a reputation as the shopping destination for toys and juvenile (including baby) products. We seek to differentiate ourselves from our competitors in several key areas, including product selection, product presentation, service, in-store experience and marketing. We are able to provide vendors with a year-round distribution outlet for the broadest assortment of their products. We continue to strengthen our Toys “R” Us – Domestic (“Domestic”) and Toys “R” Us – International (“International”) segments by:

•	offering value to customers through a convenient omnichannel (store and Internet) shopping experience;

•	reaching customers, through differentiated value propositions, with our portfolio of e-commerce brands;

•	achieving a high degree of customer interaction by leveraging our comprehensive baby registry and birthday club in the United States and our Domestic and International loyalty programs;

•	continuing to refine our in-store customer experience and improving customer service;

•	renovating and updating or relocating our existing stores to enhance the shopping experience and continually reviewing the market for new store opportunities; and

•	enhancing our product offerings and adding private label and exclusive products to our mix, including unique and exceptional items sold through the FAO Schwarz brand.
We have well-developed omnichannel capabilities through which we integrate our e-commerce and brick-and-mortar businesses. The “Buy Online, Pick Up In Store” program, available within all stores in the United States and the United Kingdom, offers customers the ability to browse and shop from the comfort of their own homes, while giving them the flexibility to pick up their purchases in-store, usually within the same day. In addition, our “Ship to Store” program allows customers in the United States to purchase online items that may not be currently available in their local store, and have their order delivered to the local store of their choice, free of shipping charges. We also have “Pay In-Store,” which enables customers to shop online and pay for their items in any one of our stores across the United States.
In addition, the “Ship from Store” program leverages inventory from the majority of our U.S. stores to improve the speed with which customers receive their online orders, as well as provide an additional option to fulfill these orders. This feature is also available in several of our international countries. In addition, our loyalty programs, including the Babies “R” Us Registry, Geoffrey’s Birthday Club and Rewards “R” Us, all offer online functionality which we believe deepens our relationship with our customers and complements the in-store experience.
Internationally, we have an online presence in Australia, Austria, Canada, China, France, Germany, Japan, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom. Additionally, we offer international shipping for online orders to more than 60 countries across Asia, the Caribbean, Central America, Europe, North America and South America. This service allows customers to place orders domestically and have them delivered across the world, and more importantly, it allows us to expand the global reach of our brands to countries where we do not currently have any physical stores. For fiscals 2013, 2012 and 2011, our consolidated e-commerce business generated net sales of $1.2 billion, $1.1 billion and $1.0 billion, respectively.
We believe that we may have the potential to grow the number of stores in our international store portfolio, particularly those in the emerging economies which are seeing overall GDP growth and rising incomes. In line with this strategy, Toys (Labuan) Holding Limited (“Labuan”) increased stores operated from 100 Toys “R” Us retail stores at February 2, 2013 (90 which were acquired in fiscal 2011) to 129 stores at February 1, 2014.
We will also continue to focus on competitive pricing, increasing our private label penetration and increasing our use of direct sourcing. We will also continue to optimize our cost structure and enhance efficiencies throughout the organization to manage our selling, general and administrative expenditures.
Domestically, we continued the use of several programs that benefited customers during our holiday selling season. We offered a free, no minimum purchase layaway program early in the season, which allowed customers to take full advantage of the flexible payment terms provided by layaway. During fiscal 2013, we modified our layaway program to allow subsequent payments to be made online. In addition, our “Price Match Guarantee” program matched competitors’ in-store pricing on identical items, as well as identical items sold on our websites. During fiscal 2013, we enhanced our “Price Match Guarantee” program to include selected online retailer pricing.
Our juvenile business targets the pre-natal to infant market which allows us to offer the broadest range of juvenile (including baby) products and deliver a high level of customer service and product knowledge.  Our Babies “R” Us Registry and juvenile product assortment allows us to capture new customers during pregnancy, helping them prepare for the arrival of their newborn.  Because first-time parents tend to make multiple product purchases during a relatively short period of time, we seek to provide the expectant parent with a “one-stop shopping” venue for all baby product needs, providing what we believe is one of the most complete selections of baby-related products in the marketplace. We then become a resource for infant products such as baby formula, diapers and solid foods, as well as baby clothing and learning aids. We believe this opportunity to establish first contact with new parents enables us to develop long-lasting customer relationships with them as their children grow and they transition to becoming consumers of our products. We continue to build on these relationships as these children mature and eventually become parents themselves. Additionally, juvenile merchandise staples such as baby formula, diapers and infant clothing provide us with a mitigant to the inherent seasonality in the toy business.
We also provide an integrated shopping format by combining the Toys “R” Us and Babies “R” Us merchandise offerings under one roof creating a “one-stop shopping” experience for our customers. We call this format a side-by-side (“SBS”) store. SBS stores are a combination of Toys “R” Us stores and Babies “R” Us stores, and may be the result of a conversion or relocation and, in certain cases, may be accompanied by the closure of one or more existing stores. In addition, SBS stores may also be constructed in a new location and market. As of February 1, 2014, we have converted existing stores into 283 SBS store formats. In addition, we have opened 117 SBS stores (58 of which were relocations of existing stores).

Over the past several months, we have developed our long-term strategic plan, which we believe will address foundational issues needed to improve the business over the short-term, while allowing us to implement new initiatives which we believe will put the Company on track for profitable growth in the future.  Our TRU Transformation strategy is grounded in three strategic pillars: Transform the Customer Experience; Develop High Performing, Highly Engaged, Diverse Talent; and Become Fit for Growth.  Our strategy focuses on providing a better customer experience in-store and online; improving store conditions; creating meaningful customer relationships through loyalty, as well as clear and targeted marketing programs; making progress on price perception; putting disciplines back into inventory management; improving our in-stock position; right-sizing our cost structure; and working with vendor partners to drive category leadership and differentiation. Our customer promise is to provide the broadest selection of products to help kids and babies develop, learn, have fun and be safe; be the easiest place to research and find solutions throughout the journey of parenthood; be the best resource for children’s gift giving occasions; offer fair prices; deliver expert service and unique services; and provide customers the ability to shop whenever, wherever and however they want.
As of February 1, 2014, we operated 1,577 retail stores and licensed an additional 185 retail stores worldwide in the following formats:
Operated Stores

•
867 traditional toy stores, which typically range in size from 20,000 to 50,000 square feet and devote 5,000 square feet to boutique areas for juvenile (including baby) products (including 97 Babies “R” Us Express (“BRU Express”) and Juvenile Expansion formats which devote an additional 4,000 square feet and 1,000 square feet, respectively, for juvenile - including baby - products);

•
400 SBS stores, which typically range in size from 30,000 to 70,000 square feet and devote 20,000 to 40,000 square feet to traditional toy products and 10,000 to 30,000 square feet to juvenile (including baby) products;

•	247 juvenile stores, which typically range in size from 30,000 to 45,000 square feet and devote 3,000 square feet to traditional toy products;

•	60 Express stores, which typically range in size from 2,000 to 7,000 square feet, each with a cumulative lease term of at least two years; and

•
3 flagship store locations (the Toys “R” Us store in Times Square, the FAO Schwarz store on 5th Avenue and the Babies “R” Us store in Union Square – all in New York City), which range in size from 55,000 to 105,000 square feet.

Licensed Stores

•	185 “R” Us branded retail stores ranging in various sizes. Licensing fees did not have a material impact on our Net sales.
In addition to these stores, during the fiscal 2013 holiday selling season, we operated an additional 205 Express stores globally in shopping malls, outlet malls and other shopping centers located in high traffic areas. These locations typically range in size from 2,000 to 7,000 square feet, each has a cumulative lease term of less than two years and are not included in our overall store count.
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
Our Business Segments
Our business has two reportable segments: Domestic and International. See Note 11 to our Consolidated Financial Statements entitled “SEGMENTS” for our segments’ financial results. The following is a brief description of our segments:

•
Domestic — Our Domestic segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 873 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales in fiscal 2013 were derived from 382 traditional toy stores (including 79 BRU Express and Juvenile Expansion formats), 232 juvenile stores, 214 SBS stores, 42 permanent Express stores and our three flagship stores in New York City. Additionally, we generated Net sales through our temporary Express store locations. Domestic Net sales were $7.6 billion for fiscal 2013, which accounts for 61% of our consolidated Net sales.

•
International — Our International segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 704 operated and 185 licensed stores in 35 countries and jurisdictions and through the Internet. In addition to fees received from licensed stores, International Net sales in fiscal 2013 were derived from 485 traditional toy stores (including 18 BRU Express formats), 186 SBS stores, 18 permanent Express stores and 15 juvenile stores. Additionally, we generated Net sales through our temporary Express store locations. Our operated stores are located in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. International Net sales were $4.9 billion for fiscal 2013, which accounts for 39% of our consolidated Net sales.
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

We offer a wide selection of popular national toy and juvenile brands including many products that are exclusively offered at, or launched at, our stores. Over the past few years, we have worked with key resources to obtain exclusive products and expand our private label brands enabling us to earn higher margins and offer products that our customers will not find elsewhere. We offer a broad selection of private label merchandise under names such as BABIES “R” US, JOURNEY GIRLS, IMAGINARIUM, FAST LANE, YOU & ME, JUST LIKE HOME, TRUE HEROES, TOTALLY ME!, DREAM DAZZLERS and FAO SCHWARZ in our stores. We believe these private label brands provide a platform on which we can expand our product offerings in the future and will further differentiate our products and allow us to enhance profitability. We utilize our sourcing office in China to work with our vendors and expand our private label product offerings.
Marketing
We believe that we have achieved our leading market position largely as a result of building highly recognized brand names, strong loyalty programs and delivering knowledgeable service to our customers. We use a variety of broad-based and targeted marketing and advertising strategies to reach consumers. These strategies include mass marketing programs such as direct mail, e-mail marketing, targeted magazine advertisements, catalogs/rotos and other inserts in national or local newspapers, national television and radio, targeted door-to-door distribution, direct mailings to loyalty program members and in-store marketing. Our most significant single piece of advertising is “The Great Big Toys “R” Us Book” promotional catalog release, which is distributed through direct mail, newspapers and in-stores during the fourth quarter holiday selling season. We also utilize social and digital media to communicate with our customers and keep them informed of new promotions, programs and products.
In addition, we offer unique benefits such as loyalty programs to our customers, including the Rewards “R” Us program, which rewards members for the purchases they make at our stores and online at Toysrus.com and Babiesrus.com. Through the Rewards “R” Us program, members are able to take advantage of a variety of exclusive one-time and ongoing benefits, deals and promotions.
Our comprehensive baby registry offered in our stores and on the Internet allows an expectant parent to list desired products and enables gift-givers to tailor purchases to the expectant parent’s specific needs and wishes. Our baby registry also facilitates our direct marketing and customer relationship initiatives, which includes mailings to expecting mothers and new parents.
Other programs include our Wish List, which allows parents and kids to create a tailored list of desired toys that gift-givers can utilize to make their purchases; Geoffrey’s Birthday Club, in which parents receive exciting offers and incentives to help prepare for their child’s birthday and kids receive special gifts and greetings from Geoffrey the Giraffe; and our Credit Card Program, which offers co-branded and private label credit cards in order for customers to finance purchases at our stores, online and at other businesses, and receive loyalty benefits, deals and promotions in exchange.
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
Customer Service
Compared with multi-line mass merchandisers, we believe we are able to provide knowledgeable service to our customers through our highly trained sales force. We train our store associates extensively to deepen their product knowledge and enhance their targeted selling skills in order to improve customer service in our stores. We are continually working to improve the allocation of products within our stores and reduce waiting times at checkout counters. For the added convenience of our customers, we offer a layaway program and provide a home delivery service.
In addition to our baby registry, we offer a variety of helpful publications and innovative programs, classes and services for the expectant parent, including frequent in-store product demonstrations.
Safety Focus
We have taken a leadership position on product safety. We believe that we have put in place industry-leading product safety standards that meet or exceed United States federally mandated and/or global regulatory requirements in the countries in which we operate. In addition, through our dedicated safety website, safety boards in stores, e-mail communications and partnerships with noted safety experts and organizations, we provide resources that are used by parents, grandparents and childcare providers to ensure they have the most up-to-date information on product safety and recalls.
Corporate Philanthropy and Community Service
We are proud to have a long tradition at Toys “R” Us of supporting numerous children’s charities. The Toys “R” Us Children’s Fund Inc., a public charity, and the Company together have contributed millions of dollars to charities that keep children safe and help them in times of need. We actively support charities such as the Marine Toys For Tots Foundation, Autism Speaks, Alex’s Lemonade Stand Foundation, Special Olympics and Save the Children, among others. Each year the Company also produces the Toys “R” Us Toy Guide for Differently-Abled Kids, a resource featuring specially selected toys that encourage play for children with physical, cognitive and developmental disabilities. The Company encourages its employees to become active in charitable endeavors by matching contributions they make to qualified charities of their choice, and through Volunteer Match, a program that helps them identify charities to assist in their communities. The Company also manages the Geoffrey Fund, Inc., a non-profit organization. The Geoffrey Fund’s sole purpose is to provide assistance to employees affected by natural and personal disasters and relies on donations from employees and funds from the Company to carry out its mission.
Market and Competition
We are the leading global specialty retailer of toys and juvenile products as measured by Net sales. As a specialty retailer, we are able to focus solely on the toys and juvenile products market.
In the domestic market, we compete with mass merchandisers, such as Walmart, Target and Kmart; consumer electronics retailers, such as Best Buy and GameStop; Internet and catalog businesses, such as Amazon.com (“Amazon”); national and regional specialty, department and discount store chains; as well as local retailers in the geographic areas we serve. Our baby registry competes with baby registries of mass merchandisers, other specialty retail formats, such as buybuy BABY, and regional retailers. In the International toy and electronics markets, we compete with mass merchandisers, discounters and specialty retailers such as Argos, Auchan, Bic Camera, Carrefour, El Corte Ingles, King Jouet, Mothercare, Walmart, and Yamada Denki. The domestic and international mass merchandisers and discounters aggressively price items in the traditional toy and electronic product categories with larger dedicated selling space during the holiday season in order to build traffic for other store departments.
We believe the principal competitive factors in the toy, juvenile (including baby) and video game products markets are product variety, price, quality, availability, advertising and promotion, convenience or store location, safety and customer support and service. We believe we are able to effectively compete by providing a broader range of merchandise, maintaining in-stock positions, as well as convenient locations, knowledgeable customer service and competitive pricing.
Seasonality
Our global business is highly seasonal with sales and earnings highest in the fourth quarter due to the fourth quarter holiday selling season. During fiscals 2013, 2012 and 2011, 42%, 43% and 43%, respectively, of our total Net sales were generated in the fourth quarter. We typically incur net losses in each of the first three quarters of the year, with a substantial portion of our earnings generated in the fourth quarter, with the exception of the fourth quarter of fiscal 2013 which resulted in a net loss. We seek to continuously improve our ability to manage the numerous demands of a highly seasonal business, from the areas of product sourcing and distribution, to the challenges of delivering high sales volumes and excellent customer service during peak business periods. Over the past 65 years, we have developed substantial experience and expertise in managing the increased demand during the holiday season which we believe favorably differentiates us from our competition.
License Agreements
We have license agreements with unaffiliated third party operators located outside the United States. The agreements are largely structured with royalty income paid as a percentage of sales for the use of our trademarks, trade name and branding. While this business format remains a small piece of our overall International business operations, we continue to look for opportunities for market expansion. Our preferred approach is to open stores in our Company-operated format, but we may choose partnerships or licensed arrangements where we believe it is appropriate due to business climate and risks.

Geographic Distribution of Domestic Stores
The following table sets forth the location of our Domestic stores as of February 1, 2014:

Location	Number of Stores
Alabama	10
Alaska	1
Arizona	17
Arkansas	5
California	114
Colorado	12
Connecticut	14
Delaware	3
Florida	54
Georgia	29
Hawaii	3
Idaho	2
Illinois	40
Indiana	17
Iowa	7
Kansas	6
Kentucky	10
Louisiana	9
Maine	3
Maryland	17
Massachusetts	23
Michigan	33
Minnesota	11
Mississippi	6
Missouri	17
Montana	1
Nebraska	3
Nevada	10
New Hampshire	7
New Jersey	42
New Mexico	3
New York	62
North Carolina	21
North Dakota	1
Ohio	36
Oklahoma	7
Oregon	8
Pennsylvania	47
Rhode Island	2
South Carolina	9
South Dakota	2
Tennessee	18
Texas	62
Utah	8
Vermont	1
Virginia	26
Washington	14
West Virginia	4
Wisconsin	11
Puerto Rico	5
Total (1)	873

(1)
This includes 42 Express stores that each have a cumulative lease term of at least two years and excludes the remaining 47 temporary Express store locations which remained open as of February 1, 2014. During the fiscal 2013 holiday selling season, we operated 219 Express stores domestically.

Geographic Distribution of International Stores
The following table sets forth the location of our International operated stores as of February 1, 2014:

Location	Number of Stores Operated
Australia	34
Austria	15
Brunei	1
Canada	99
China	53
France	49
Germany	63
Hong Kong	15
Japan	161
Malaysia	24
Poland	8
Portugal	8
Singapore	6
Spain	49
Switzerland	9
Taiwan	19
Thailand	11
United Kingdom	80
Total (1)	704

(1)
This includes 18 Express stores that each have a cumulative lease term of at least two years and excludes the remaining 13 temporary Express store locations which remained open as of February 1, 2014. During the fiscal 2013 holiday selling season, we operated 46 Express stores internationally.

The following table sets forth the location of our International licensed stores as of February 1, 2014:

Location	Number of Stores Licensed
Bahrain	1
Denmark	16
Egypt	4
Finland	5
Iceland	3
Israel	24
Kuwait	2
Macau	1
Norway	12
Oman	1
Philippines	17
Qatar	1
Saudi Arabia	12
South Africa	34
South Korea	28
Sweden	16
United Arab Emirates	8
Total	185

Employees
As of February 1, 2014, we employed 67,000 full-time and part-time individuals worldwide, with 42,000 domestically and 25,000 internationally. These numbers do not include the individuals employed by licensees of our stores. Due to the seasonality of our business, we employed 114,000 full-time and part-time employees worldwide during the fiscal 2013 holiday season.
Distribution
We operate 20 distribution centers including 10 that support our Domestic operations and 10 that support our International operations (excluding licensed operations). These distribution centers employ warehouse management systems and material handling equipment that help to minimize overall inventory levels and distribution costs. We have agreements with third party logistics providers JB Hunt Transport, Inc. and Performance Team Freight Systems, Inc. to manage all services related to the delivery of inventory from our distribution centers to our stores. We believe the flexibility afforded by our warehouse/distribution system and the utilization of third party providers to distribute merchandise provides us with operating efficiencies and the ability to maintain a superior in-stock inventory position at our stores. We continuously seek to improve our supply chain management, optimize our inventory assortment and upgrade our automated replenishment system to improve inventory turnover.
We also have an agreement with Exel, Inc., a leading North American contract logistics provider, who provides additional warehousing and fulfillment services for our Internet operations in the United States. We utilize various third party providers who furnish similar services in our international markets.
Our Vendors
We procure the merchandise that we offer to our customers from a wide variety of domestic and international vendors. In fiscal 2013, we had 3,900 active vendor relationships. For fiscal 2013, our top 20 vendors worldwide, based on our purchase volume in USD, represented 46% of the total products we purchased.
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
Trademarks and Licensing
“TOYS “R” US®,” “BABIES “R” US®,” “IMAGINARIUM®,” “GEOFFREY®,” “JOURNEY GIRLS®,” “FAST LANE®,” “DREAM DAZZLERS®,” “YOU & ME®,” the reverse “R” monogram logo and the Geoffrey character logo, as well as variations of our family of “R” Us marks, either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many other countries. These trademarks are material to our business operations. We believe that our rights to these properties are adequately protected. In addition, we own the United States trademarks (along with certain trademark rights in other countries) associated with eToys.com and KB Toys. We also own the exclusive right and license to use the FAO SCHWARZ trademarks.
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
Our business is highly seasonal. During fiscals 2013, 2012 and 2011, 42%, 43% and 43%, respectively, of our total Net sales were generated in the fourth quarter. We typically incur net losses in each of the first three quarters of the year, with a substantial portion of our earnings generated in the fourth quarter, with the exception of the fourth quarter of fiscal 2013, which resulted in a net loss. As a result, we depend significantly upon the fourth quarter holiday selling season. If we achieve less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, we may not be able to compensate sufficiently for the lower sales, operating earnings or cash flows from operating activities during the first three quarters of the fiscal year. Our results in any given period may be affected by dates on which important holidays fall and the shopping patterns relating to those holidays. Additionally, the concentrated nature of our seasonal sales means that our operating results could be materially adversely affected if we achieve less than satisfactory sales prior to or during the holiday season, including as a result of natural disasters and labor strikes, work stoppages, terrorist acts or disruptive global political events, prior to or during the holiday season, as described below.
Our industry is highly competitive and competitive conditions may materially adversely affect our revenues and overall profitability.
The retail industry is highly and increasingly competitive and our results of operations are sensitive to, and may be materially adversely affected by competitive pricing, promotional pressures, competitor credit programs, additional competitor store openings, growth of e-commerce competitors and other factors. As a specialty retailer that primarily focuses on toys and juvenile products, we compete with discount and mass merchandisers, such as Walmart and Target, national and regional chains and department stores, as well as local retailers in the markets we serve. We also compete with national and local discount stores, consumer electronics retailers, supermarkets and warehouse clubs, as well as Internet and catalog businesses, such as Amazon. Competition is principally based on product variety, price, quality, availability, advertising and promotion, convenience or store location, safety and customer support and service. We believe that some of our competitors in the toy market and juvenile products market, as well as in the other markets in which we compete, have a larger market share than our market share. In addition, some of our competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.
Much of the merchandise we sell is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to increase sales and build traffic for other store departments. Our business is vulnerable to shifts in demand and pricing, as well as consumer preferences.
We may be vulnerable to competitive pressures from e-commerce activity in the market, both as they may impact our own e-commerce business, and as they may impact the operating results and investment values of our existing physical stores. The Internet provides greater price transparency of our merchandise that is widely available to customers. Our “Price Match Guarantee” may lead to reduced margins as a result of intense price competition, especially during the holiday selling season. In addition, sales of video games have been impacted by a shift to sales in channels other than traditional retail stores, including direct online distribution to customers through download or cloud play, which eliminates the need for a retailer. Also, competitors’ recent launches of subscription models for diapers, formula, and other commodities eliminate the need for a customer to visit our stores or e-commerce websites. We believe that this e-commerce activity has adversely affected our sales and profitability, and any increase in the proportion of our customers’ purchases via the Internet could materially adversely affect our sales and profitability from physical stores.
The baby registry market is highly competitive, based on convenience, quality and selection of merchandise offerings and functionality. Our baby registry primarily competes with the baby registries of mass merchandisers and other specialty format and regional retailers. Some of our competitors have been aggressively advertising and marketing their baby registries through national television, magazine and Internet campaigns. These trends present consumers with more choices for their baby registry needs, and as a result, increase competition for our baby registry.
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
We have significant liquidity and capital requirements. Among other things, the seasonality of our businesses requires us to purchase merchandise well in advance of the fourth quarter holiday selling season. We depend on our ability to generate cash flows from operating activities, as well as on borrowings under our revolving credit facilities and our credit lines, to finance the carrying costs of this inventory and to pay for capital expenditures and operating expenses. As of February 1, 2014, we had outstanding borrowings of $5 million under the Toys “R” Us – Japan, Ltd. (“Toys – Japan”) unsecured credit lines, outstanding borrowings on our Labuan uncommitted lines of credit of $12 million due on demand and no outstanding borrowings under the $1.85 billion secured revolving credit facility (“ABL Facility”), the European and Australian asset-based revolving credit facility (the “European ABL Facility”) or the Toys – Japan uncommitted line of credit due on demand. As of February 1, 2014, we had unused availability under committed lines of credit of $1.2 billion. For fiscal 2013, peak borrowings under all of our revolving credit facilities and credit lines were $715 million, as we purchased merchandise for the fourth quarter holiday selling season. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could have a significant negative effect on our business. In addition, any adverse change to our credit ratings or our business could negatively impact our ability to refinance our debt on satisfactory terms and could have the effect of increasing our financing costs. While we believe we currently have adequate sources of funds to provide for our ongoing operations and capital requirements for at least the next 12 months, any inability on our part to have future access to financing, when needed, would have a negative effect on our business.
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
We continue to implement a series of customer-oriented strategic programs designed to differentiate and strengthen our core merchandise content and service levels and to expand and enhance our merchandise offerings. We seek to improve the effectiveness of our marketing and advertising programs for our “R” Us stores and e-commerce business. The success of these and other initiatives will depend on various factors, including the implementation of our strategy, the appeal of our store and website formats, our ability to offer new products to customers, our financial condition, our ability to respond to changing consumer preferences and competitive and economic conditions. We continuously endeavor to minimize our operating expenses, without adversely affecting the profitability of the business. If we fail to implement successfully some or all of our strategic initiatives, we may be unable to retain or attract customers, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.
If we cannot increase profitability within existing stores or open new stores, our performance may be materially adversely affected.
Our performance is dependent on maintaining and increasing sales in existing stores and the ability to successfully open profitable new stores. Increases in sales in existing stores are dependent on factors such as competition, merchandise selection, store operations and other factors discussed in these Risk Factors. Our ability to successfully open new stores and expand into additional market areas depends in part on the following factors, which are in part beyond our control:

•	the availability of sufficient funds for the expansion;

•	the availability of attractive store locations and the ability to accurately assess the demographic or retail environment and customer demand at a given location;

•	the ability to negotiate favorable lease terms and obtain the necessary permits and zoning approvals;

•	the absence of occupancy delays;

•	the ability to construct, furnish and supply a store in a timely and cost effective manner;

•	the ability to hire and train new personnel, especially store managers, in a cost effective manner; and

•	general economic conditions.
Delays or failures in successfully opening new stores, or achieving lower than expected sales in existing or new stores, could materially adversely affect our profitability. In addition, we may not be able to anticipate all of the challenges imposed by the expansion of our operations and, as a result, may not meet our targets for opening new stores or relocating stores or expanding profitably.
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
Our financial performance depends on our ability to identify, originate and define product trends, as well as to anticipate, gauge and react to changing consumer preferences in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our business fluctuates according to changes in consumer preferences dictated in part by fashion trends, perceived value and season. These fluctuations affect the merchandise in stock since purchase orders are written well in advance of the holiday season and, at times, before fashion trends and high-demand brands are evidenced by consumer purchases. If we overestimate the market for our products, we may be faced with significant excess inventories, which could result in increased expenses and reduced margins associated with having to liquidate obsolete inventory at lower prices or write it off. In fiscal 2013, we wrote down $51 million of excess and obsolete inventory. Conversely, if we underestimate the market for our products, we will miss opportunities for increased sales and profits, which would place us at a competitive disadvantage.
Sales of video games and video game systems may be adversely affected by changing trends in the interactive entertainment industry including the rise in popularity of browser, mobile, tablet and social games distributed through alternative channels.
Sales of video games and video game systems, which have accounted for 7%, 7% and 8% of our annual Net sales for fiscals 2013, 2012 and 2011, respectively, have been impacted by trends in the interactive entertainment industry. Video games are now played on a wide variety of products, including mobile phones, tablets, social networking websites and other devices. The popularity of such non-traditional gaming has increased greatly and this popularity is expected to continue to grow. Browser, mobile, tablet and social gaming is accessed through hardware other than the consoles and traditional hand-held video game devices we sell and its games are available through websites or proprietary app stores via direct online distribution at a fraction of the cost of console games. While we continue to develop and implement various strategies to incorporate these new trends into our offerings, including launching our own tablet with its dedicated app store and selling third party tablets and devices, we can provide no assurances that these strategies will be successful or contribute to profitability.

The success and expansion of our e-commerce business depends on our ability to provide quality service to our customers and if we are not able to provide such services, our operating results may be materially adversely affected.
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

•	breaches of Internet security;

•	failures in our Internet infrastructure or the failure of systems or third parties, such as telephone or electric power service, resulting in website downtime or other problems;

•	failure by us to process online customer orders properly and on time, which may negatively impact future online and in-store purchases by such customers;

•	failure by our service provider to provide warehousing and fulfillment services, which may negatively impact future online and in store purchases by customers; and

•	failure to keep up with changes in technology.
If we are not able to provide satisfactory service to our Internet customers, our future operating results may be materially adversely affected. Further, we may be vulnerable to the special competitive pressures from the growing e-commerce activity in our market, as they may impact our own e-commerce business.
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
In fiscal 2013, we had approximately 3,900 active vendor relationships through which we procure the merchandise that we offer to our customers. For fiscal 2013, our top 20 vendors worldwide, based on our purchase volume in USD, represented 46% of the total products we purchased. An inability to purchase suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on our business and operating results and could cause us to miss products that we feel are important to our assortment. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.
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

If our vendors fail to provide promotional support consistent with past levels, our sales, earnings and cash flow could be materially adversely affected.
Our vendors typically provide us with promotional support for the sale of their products in our stores and on our websites. We also receive allowances for volume-related purchases. As part of this support, we receive allowances, payments and credits from the vendors which reduce our cost of goods sold, support the promotion and merchandising of the products we sell and drive sales at our stores and on our websites. We cannot provide assurance that vendors will continue to provide this support consistent with past levels. If our vendors fail to do so, our sales, earnings and cash flow could be materially adversely affected.
If current store locations become unattractive, and attractive new locations are not available for a reasonable price, we may be adversely affected.
The success of any store depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where stores are located could decline in the future, resulting in potentially reduced sales in these locations. If we cannot obtain desirable locations at reasonable prices, our ability to implement our strategy will be adversely affected.
We have substantial obligations under long-term leases that could materially adversely affect our financial condition and prevent us from fulfilling our obligations.
As of February 1, 2014, we leased 1,270 of our properties from third-parties pursuant to long-term space and ground leases. Total rent expense, net of sublease income, was $609 million, $628 million and $588 million for fiscals 2013, 2012 and 2011, respectively, and is expected to be approximately $597 million for fiscal 2014. Many of our leases provide for scheduled increases in rent. The substantial obligations under our leases could further exacerbate the risks described below under “Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations or refinance our maturing debt, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our various debt instruments.”
If we are unable to renew or replace our current store leases or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases are terminated prior to expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.
We currently have ground leasehold interests in 16% and long-term space leasehold interests in 62% of our domestic and international store locations. Most of our current leases provide for our unilateral option to renew for several additional periods at specific rental rates. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location or for additional store locations could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.
Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations which could negatively impact our financial condition and results of operations.
We conduct a significant portion of our business outside the United States. For fiscals 2013, 2012 and 2011, 39%, 40% and 40% of our Net sales, respectively, were generated outside the United States. In addition, as of February 1, 2014 and February 2, 2013, 35% of our long-lived assets, respectively, were located outside of the United States. Weakened global economic conditions, particularly the weakened and unstable environment in parts of Europe, could continue to affect us through lower sales as a result of reduced demand and the effects of foreign currency translation. All of our foreign operations are subject to risks inherent in conducting business abroad, including the challenges of different economic conditions in each of the countries, possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies as described below, limited protection of intellectual property in certain jurisdictions, political instability and restrictive governmental actions.
The products we sell are sourced from a variety of international suppliers, with China being a significant source. Additionally, a growing portion of our stores are located in China and as a consequence, our financial results are expected to become increasingly affected by our results in China, and our business is increasingly exposed to risks there. Political or financial instability, trade restrictions, labor unrest, transport capacity and costs, port security or other events that could slow port activities and affect foreign trade are beyond our control and could disrupt our supply of merchandise and/or materially adversely affect our results of operations. In addition, changes in the costs of procuring commodities used in our merchandise or the costs related to our supply chain, including labor, fuel, tariffs, and currency exchange rates could have a material adverse effect on gross margin, expenses and results of operations.

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
Exchange rate fluctuations may affect the translated value of our earnings and cash flow associated with our international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States where we operate stores, we generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. In many countries where we do not operate stores, our licensees pay royalties in USD. However, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in exchange rates. In fiscal years 2013, 2012 and 2011, 39%, 40% and 40% of our Net sales, respectively, were completed in a currency other than the USD, the majority of which were denominated in yen, Euros, Canadian dollars and pounds. In fiscal 2013, our reported operating earnings would have decreased or increased $20 million if all foreign currencies uniformly weakened or strengthened by 10% relative to the USD.
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
A significant portion of products we sell are manufactured outside of the United States, primarily in Asia. As a result, any event causing a disruption of imports, including labor strikes, work stoppages, boycotts, safety issues on materials, the imposition of trade restrictions in the form of tariffs, embargoes or export controls, “anti-dumping” duties, port security or other events that could slow port activities, could increase the cost and reduce the supply of products available to us. In addition, port-labor issues, rail congestion and trucking shortages can have an impact on all direct importers. Although we attempt to anticipate and manage such situations, both our sales and profitability could be materially adversely impacted by any such developments in the future.
Our results may be materially adversely affected by fluctuations in raw material and energy costs.
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
Healthcare reform legislation could have an adverse impact on our business, financial condition and results of operations.
The enacted healthcare reform legislation under the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 is expected to impact our healthcare cost structure and may increase our employee healthcare related expenses.  Provisions of this law have become and will become effective at various dates over the next several years and many of the regulations and guidance for the law have not been implemented.  We are evaluating the potential additional impact the healthcare reform legislation will have on our business as regulations and guidance are finalized.  Due to the breadth and complexity of this law, the lack of implementing regulations and interpretive guidance and the phased-in nature of new requirements, we cannot predict with certainty the future effect of this law on our results.  Because it may increase the costs of providing medical insurance to our employees, the new healthcare legislation may adversely affect our results of operations, financial condition and cash flow.
We are subject to certain regulatory and legal requirements. If we fail to comply with regulatory or legal requirements, our business and results of operations may be materially adversely affected.
We are subject to numerous regulatory and legal requirements. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Federal Trade Commission, the Sarbanes-Oxley Act of 2002 and the SEC. In addition, our business activities require us to comply with complex regulatory and legal issues on a local, national and worldwide basis (including, in some cases, more stringent local labor laws or regulations). Future legislative and regulatory actions relating to credit cards could also have an adverse impact on our credit card program and our sales. Additionally, we may be subject to new disclosure and reporting requirements, established under existing or new state or federal laws. Failure to comply with such laws and regulations could adversely affect our operations, involve significant expense and divert management’s attention and resources from other matters, which in turn could materially harm our business and results of operations.
Our business operations could be disrupted if our information technology systems fail to perform adequately or we are unable to protect the integrity and security of our customers’ information.
We depend largely upon our information technology systems in the conduct of all aspects of our operations. If our information technology systems fail to perform as anticipated, we could experience difficulties in virtually any area of our operations, including but not limited to replenishing inventories or in delivering our products to store locations in response to consumer demands. Any of these or other systems-related problems could, in turn, materially adversely affect our sales and profitability.
Other sophisticated retailers have recently suffered serious security breaches. A compromise of our security systems (or a design flaw in our system environment) could result in unauthorized access to certain personal information about our customers (including credit card and gift registry information) which could adversely affect our reputation with our customers and others, as well as our operations, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems.
Natural disasters, inclement weather, pandemic outbreaks, terrorist acts or disruptive global political events could cause permanent or temporary distribution center or store closures, impair our ability to purchase, receive or replenish inventory, or decrease customer traffic, all of which could result in lost sales and otherwise materially adversely affect our financial performance.
The occurrence of one or more natural disasters, such as hurricanes, fires, floods, earthquakes, tornadoes and volcano eruptions, or inclement weather such as frequent or unusually heavy snow, ice or rain storms, or extended periods of unseasonable temperatures, or the occurrence of pandemic outbreaks, labor strikes, work stoppages, terrorist acts or disruptive global political events, such as civil unrest in countries in which we operate stores or our suppliers are located, or similar disruptions could materially adversely affect our operations and financial performance. To the extent these events impact one or more of our key vendors or result in the closure of one or more of our distribution centers or a significant number of stores, our operations and financial performance could be materially adversely affected through an inability to make deliveries to our stores and through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas vendors, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores and disruption to our information systems. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.
Our results of operations could suffer if we lose key management or are unable to attract and retain experienced senior management for our business.
Our future success depends to a significant degree on the skills, experience and efforts of our senior management team. The loss of services of any of these individuals, or the inability to attract and retain qualified individuals for key management positions, could harm our business and financial performance.
We may experience fluctuations in our tax obligations and effective tax rate, which could materially adversely affect our results of operations.
We are subject to taxes in the United States and numerous international jurisdictions. We record tax expense based on current tax payments and our estimates of future tax payments, which include reserves for estimates of probable settlements of international and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdiction, changes to existing accounting rules or regulations, or by changes to our ownership or capital structures. Fluctuations in our tax obligations and effective tax rate could materially adversely affect our results of operations.
Changes to accounting rules or regulations may materially adversely affect our results of operations.
Changes to existing accounting rules or regulations may impact our future results of operations. New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations may materially adversely affect our reported results of operations and financial position.

Our total assets include goodwill and substantial amounts of property and equipment. Changes to estimates or projections related to such assets, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges that could materially adversely affect our results of operations.
Our total assets include substantial amounts of property, equipment and goodwill. We make certain estimates and projections in connection with impairment analyses for these assets, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment” (“ASC 360”), and ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). We review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360 or ASC 350. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. During fiscal 2013, we recorded impairment losses of $44 million on property and equipment and impaired $378 million of goodwill associated with our Toys-Domestic and Toys-Japan reporting units. Refer to “CRITICAL ACCOUNTING POLICIES” within Item 7 entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for further details. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations could be materially adversely affected.
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
Investment funds or groups advised by or affiliated with the Sponsors currently control us through their ownership of 98% of our voting common stock. As a result, the Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. In addition, the Sponsors may have an interest in pursuing dispositions, acquisitions, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to us as a company.
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
We are, and we expect to continue to be, highly leveraged. As of February 1, 2014, our total indebtedness was $5.0 billion, of which $2.9 billion was secured indebtedness. Our substantial indebtedness could have significant consequences, including, among others, the following:

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
If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing global economic and market conditions and to certain financial, business and other factors beyond our control. Even if we were able to refinance or obtain additional financing, the costs of new indebtedness could be substantially higher than the costs of our existing indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we could face substantial liquidity problems, and we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful and may not permit us to meet our debt obligations. If we were unable to repay amounts when due, the lenders could proceed against the collateral granted to them to secure that indebtedness.
Our debt agreements contain covenants that limit our flexibility in operating our business.
Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. As specified in certain of our subsidiaries’ debt agreements, there are restrictions on our ability to obtain funds from our subsidiaries through dividends, loans or advances. The agreements governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions, and may materially adversely affect our ability to operate our business. Among other things, these covenants limit our ability to:

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
The following summarizes our worldwide operating stores and distribution centers as of February 1, 2014 (excluding licensed operations in our International segment):

	Owned	Ground Leased (1)	Leased (2)	Total	Total Gross Square Feet (3) (In millions)
Stores:
Domestic	283	219	371	873	35
International	78	26	600	704	21
	361	245	971	1,577	56
Distribution Centers:
Domestic	7	—	3	10	8
International	5	—	5	10	4
	12	—	8	20	12
Total Operating Stores and Distribution Centers	373	245	979	1,597	68

(1)	Owned buildings on leased land.

(2)
This includes 42 and 18 Express stores within our Domestic and International segments, respectively, that each have a cumulative lease term of at least two years and excludes the remaining 47 and 13 temporary Express store locations within our Domestic and International segments, respectively, which remained open as of February 1, 2014. During the fiscal 2013 holiday selling season, we operated 219 Domestic and 46 International Express stores.

(3)	Represents total square footage occupied, excluding any space dedicated to mezzanines (with the exception of our flagship stores), catwalks, parking lots and decks.
See also the sections of Item 1 entitled “Geographic Distribution of Domestic Stores” and “Geographic Distribution of International Stores” of this Annual Report on Form 10-K.
As described above, a significant part of our properties are ground leased (i.e. properties where we own the building but we do not retain fee ownership in the underlying land) or space leased (i.e. we lease a store from a property owner). We lease substantially all of our properties from unrelated third parties, pursuant to leases that vary as to their terms, rental provisions and expiration dates. Substantially all of our leases are considered triple-net leases, which require us to pay all costs and expenses arising in connection with the ownership, operation, leasing, use, maintenance and repair of these properties. These costs include real estate taxes and assessments, utility charges, license and permit fees and insurance premiums, among other things. Virtually all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions. In addition, many of our leases include early termination options, which we may exercise under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property. A portion of our leased stores have contingent rentals, where the lease payments depend on factors that are not measurable at the inception of the lease, such as future sales volume. Contingent rent expense was $10 million, $12 million and $12 million for fiscals 2013, 2012 and 2011, respectively.
We own our headquarters, comprising 585,000 square feet of space, in Wayne, New Jersey.
As of February 1, 2014, we maintained 90 former stores that are no longer part of our operations. Approximately half of these surplus facilities are owned and the remaining locations are leased. We have tenants in more than half of these facilities, and we continue to market those facilities without tenants for disposition or leasing opportunities. The net costs associated with these facilities are reflected in our Consolidated Financial Statements, but the number of surplus facilities is not included above.
Portions of our debt are secured by direct and indirect interests in certain of our properties. See Note 2 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

ITEM 3.	LEGAL PROCEEDINGS
In October 2013, the Company paid $25 million to satisfy a judgment against the Company in a wrongful death products liability case entitled Aleo v. SLB Toys USA, Inc., et al. (Superior Court of Massachusetts, Essex County, No. 2008-02149-A).
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
Our shares of common stock, $0.001 par value (“Common Stock”) are privately held by our Sponsors, our officers, certain employees and a private investor and there is no established public trading market for our Common Stock. As of March 1, 2014, there were approximately 400 holders of our Common Stock. During fiscals 2013, 2012 and 2011, no dividends were paid out to shareholders. See Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for a discussion of our debt agreements which restrict our ability to pay dividends and obtain funds from certain of our subsidiaries through dividends, loans or advances.
On November 5, 2013, and in connection with his employment as President, Toys “R” Us, U.S., Harry J. Mullany III purchased 22,728 shares of Common Stock for a purchase price of $22.00 per share pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
In November 2013, certain participants under the 2010 Incentive Plan were offered an opportunity to exchange certain of their outstanding stock options (“Old Options”) and all outstanding performance shares or units for a grant of one new stock option (“New Options”) for every two Old Options canceled, which New Options have an exercise price of $22.00. The New Options vest 50% on the second anniversary of the awards with the remaining portion vesting in equal annual installments over the subsequent two years (subject to the earlier expiration in certain circumstances), subject to the participant’s continued employment with the Company and will vest automatically upon a change in control and certain other circumstances. On December 23, 2013, the Company closed its offer and a total of 919,599 and 104,240 Old Options and performance shares or units were canceled, respectively, and a total of 459,805 New Options were issued under the 2010 Incentive Plan in a private offer to exchange pursuant to Section 4(a)(2) or Rule 701 of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Years Ended (1)
(In millions, except number of stores)	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
Statement of Operations Data:
Net sales	$12,543	$13,543	$13,909	$13,864	$13,568
Net (loss) earnings (2)	(1,036)	39	151	167	304
Net (loss) earnings attributable to Toys “R” Us, Inc. (2)	(1,039)	38	149	168	312

Balance Sheet Data (end of period):
Working capital	$704	$1,171	$708	$534	$619
Property and equipment, net	3,638	3,891	4,052	4,061	4,084
Total assets	7,549	8,921	8,842	8,832	8,577
Total debt (3)	5,019	5,343	5,170	5,288	5,196
Total (deficit) equity	(656)	485	503	343	117

Other Financial and Operating Data:
Number of stores - Domestic (at period end)	873	875	876	868	849
Number of stores - International - Operated (at period end) (4)	704	665	626	524	514
Total operated stores (at period end) (4)	1,577	1,540	1,502	1,392	1,363
Number of stores - International - Licensed (at period end) (4)	185	163	151	220	203
Adjusted EBITDA (5)	$588	$1,015	$1,054	$1,118	$1,141

(1)	Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. With the exception of fiscal 2012, which included 53 weeks, all other fiscal years presented include 52 weeks.

(2)	Refer to the Adjusted EBITDA table within this section for certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance.

(3)	Includes current portion of long-term debt and short-term borrowings. See Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

(4)
As a result of the Labuan acquisition, on October 31, 2011, 90 of our licensed stores became part of our operated locations upon acquisition. As of February 1, 2014, February 2, 2013 and January 28, 2012, International operated stores included 129, 100 and 92 Labuan stores, respectively. See Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.

(5)
Adjusted EBITDA is defined as EBITDA (earnings (loss) before net interest income (expense), income tax expense (benefit), depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance including certain items which are generally non-recurring. We have historically excluded the impact of such items from internal performance assessments. We believe that excluding items such as Sponsors’ management and advisory fees, goodwill and asset impairment charges, restructuring charges, impact of litigation, noncontrolling interest, net gains on sales of properties and the other charges specified below, helps investors compare our operating performance with our results in prior periods. We believe it is appropriate to exclude these items as they are not related to ongoing operating performance and, therefore, limit comparability between periods and between us and similar companies.

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

Reconciliation of Net (loss) earnings attributable to Toys “R” Us, Inc. to EBITDA and Adjusted EBITDA is as follows:

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(1,039)	$38	$149	$168	$312
Add:
Income tax expense (benefit)	169	53	(1)	(35)	40
Interest expense, net	517	464	432	514	440
Depreciation and amortization	388	407	403	388	376
EBITDA	35	962	983	1,035	1,168
Adjustments:
Litigation expense (a)	23	1	8	23	—
Sponsors’ management and advisory fees (b)	22	21	20	20	15
Prior period adjustments (c)	17	—	—	16	—
Impairment of long-lived assets (d)	44	11	6	11	7
Compensation expense (e)	7	2	1	6	—
Transfer tax (benefit) expense (f)	—	(1)	—	6	—
Restructuring (g)	—	2	3	3	5
Net gains on sales of properties (h)	(8)	(4)	(3)	(10)	(6)
Net earnings (loss) attributable to noncontrolling interest (i)	3	1	2	(1)	(8)
Gain on settlement of litigation (j)	—	—	—	—	(51)
Loss on liquidation of TRU (HK) Limited (k)	—	—	1	—	—
Certain legal and accounting transaction costs	1	6	6	—	—
Acquisition costs (l)	—	—	4	—	—
Property damage write-offs and repairs (m)	—	8	11	—	—
Severance (n)	13	—	7	4	5
Store closure costs (n)	2	6	5	5	6
Inventory adjustment (o)	51	—	—	—	—
Goodwill impairment (p)	378	—	—	—	—
Adjusted EBITDA	$588	$1,015	$1,054	$1,118	$1,141

(a)	Represents litigation expenses recorded for certain legal matters. See Note 14 to our Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details.

(b)
Represents fees expensed to the Sponsors in accordance with the advisory agreement. The advisory fee paid to the Sponsors increases 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. See Note 16 to our Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS” for further details.

(c)
Represents a non-cash cumulative correction of prior period accrued vacation accounting in fiscal 2013. The adjustment in fiscal 2010 represents a non-cash cumulative correction of prior period straight-line lease accounting.

(d)
Asset impairments primarily due to the identification of underperforming stores and the relocation of certain stores. See Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 4 to our Consolidated Financial Statements entitled “FAIR VALUE MEASUREMENTS” for further details.

(e)
Represents the incremental compensation expense related to one-time executive awards, the fair market value remeasurement of existing liability awards and the repurchase of awards by the Company upon termination.

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

(h)	Represents the sale of properties. See Note 5 to our Consolidated Financial Statements entitled “PROPERTY AND EQUIPMENT” for further details.

(i)	Represents noncontrolling interests in Labuan for fiscal 2011 through fiscal 2013, and Toys – Japan for fiscals 2009 and 2010.

(j)	Represents a $51 million gain recorded in Other income, net related to the litigation settlement with Amazon in fiscal 2009.

(k)	In fiscal 2011, in conjunction with the completion of the liquidation of TRU (HK) Limited, our wholly-owned subsidiary, we recognized a $1 million loss.

(l)
Represents costs incurred in conjunction with the acquisition of 70% ownership interest in Labuan from Li & Fung. See Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.

(m)
Represents the write-off of damaged assets and repairs from a hurricane that hit the east coast of the United States, store fires in Australia, an earthquake and resulting tsunami that hit the Northeast coast of Japan and other property losses, net of insurance claims.

(n)	Represents certain officers’ severance and store closure costs.

(o)	Represents the incremental expense related to the write-down of excess and obsolete inventory.

(p)
Represents the impairment of goodwill associated with our Toys-Domestic and Toys-Japan reporting units. Refer to “CRITICAL ACCOUNTING POLICIES” within Item 7 entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for further details.

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
RESULTS OF OPERATIONS provides an analysis of our financial performance and of our consolidated and segment results of operations for fiscal 2013 compared to fiscal 2012 and fiscal 2012 compared to fiscal 2011. With the exception of fiscal 2012, which included 53 weeks, all other fiscal years presented include 52 weeks.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our financing, capital expenditures, cash flows and contractual obligations.
CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2013. This section also refers to Note 18 to our Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for accounting standards which we have not yet been required to implement and may be applicable to our future operations.
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

As of February 1, 2014, we operated 1,577 stores and licensed an additional 185 stores. These stores are located in 36 countries and jurisdictions around the world under the Toys “R” Us, Babies “R” Us and FAO Schwarz banners. In addition, we operate Express stores, smaller format stores primarily open on a short-term basis during the holiday season. During the fiscal 2013 holiday season, we operated 265 Express stores, of which 120 were still open as of February 1, 2014. Of the 120 Express stores that remained open, 60 have been included in our overall store count as they each have a cumulative lease term of at least two years. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and toys.com, as well as other Internet sites we operate in our international markets. For fiscal 2013, we generated Net sales of $12.5 billion, Net loss attributable to Toys “R” Us, Inc. of $1.0 billion and Adjusted EBITDA of $588 million. For the definition of Adjusted EBITDA, an explanation of why we present it and a description of the limitations of this non-GAAP measure, as well as a reconciliation to Net loss attributable to Toys “R” Us, Inc., see Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.
We believe we offer our customers the most comprehensive year-round selection of merchandise in the retail toy and juvenile (including baby) categories among omnichannel retailers through our “R” Us branded stores and through the Internet. On average, our domestic and international stores (other than Express stores) offer 12,000 and 7,000 items year-round, respectively. Express stores, due to their size, typically carry 2,000 items. We believe that our differentiated product assortment, private label and exclusively licensed product offerings and expert service enable us to command a reputation as the shopping destination for toys and juvenile (including baby) products. We seek to differentiate ourselves from our competitors in several key areas, including product selection, product presentation, service, in-store experience and marketing. We are able to provide vendors with a year-round distribution outlet for the broadest assortment of their products. We continue to strengthen our Domestic and International segments by:

•	offering value to customers through a convenient omnichannel (store and Internet) shopping experience;

•	reaching customers, through differentiated value propositions, with our portfolio of e-commerce brands;

•	achieving a high degree of customer interaction by leveraging our comprehensive baby registry and birthday club in the United States and our Domestic and International loyalty programs;

•	continuing to refine our in-store customer experience and improving customer service;

•	renovating and updating or relocating our existing stores to enhance the shopping experience and continually reviewing the market for new store opportunities; and

•	enhancing our product offerings and adding private label and exclusive products to our mix, including unique and exceptional items sold through the FAO Schwarz brand.
We have well-developed omnichannel capabilities through which we integrate our e-commerce and brick-and-mortar businesses. The “Buy Online, Pick Up In Store” program, available within all stores in the United States and the United Kingdom, offers customers the ability to browse and shop from the comfort of their own homes, while giving them the flexibility to pick up their purchases in-store, usually within the same day. In addition, our “Ship to Store” program allows customers in the United States to purchase online items that may not be currently available in their local store, and have their order delivered to the local store of their choice, free of shipping charges. We also have “Pay In-Store,” which enables customers to shop online and pay for their items in any one of our stores across the United States.
In addition, the “Ship from Store” program leverages inventory from the majority of our U.S. stores to improve the speed with which customers receive their online orders, as well as provide an additional option to fulfill these orders. This feature is also available in several of our international countries. In addition, our loyalty programs, including the Babies “R” Us Registry, Geoffrey’s Birthday Club and Rewards “R” Us, all offer online functionality which we believe deepens our relationship with our customers and complements the in-store experience.
Internationally, we have an online presence in Australia, Austria, Canada, China, France, Germany, Japan, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom. Additionally, we offer international shipping for online orders to more than 60 countries across Asia, the Caribbean, Central America, Europe, North America and South America. This service allows customers to place orders domestically and have them delivered across the world, and more importantly, it allows us to expand the global reach of our brands to countries where we do not currently have any physical stores. For fiscals 2013, 2012 and 2011, our consolidated e-commerce business generated net sales of $1.2 billion, $1.1 billion and $1.0 billion, respectively.
We believe that we may have the potential to grow the number of stores in our international store portfolio, particularly those in the emerging economies which are seeing overall GDP growth and rising incomes. In line with this strategy, Labuan increased stores operated from 100 Toys “R” Us retail stores at February 2, 2013 (90 which were acquired in fiscal 2011) to 129 stores at February 1, 2014.
We will also continue to focus on competitive pricing, increasing our private label penetration and increasing our use of direct sourcing. We will also continue to optimize our cost structure and enhance efficiencies throughout the organization to manage our selling, general and administrative expenditures.

Domestically, we continued the use of several programs that benefited customers during our holiday selling season. We offered a free, no minimum purchase layaway program early in the season, which allowed customers to take full advantage of the flexible payment terms provided by layaway. During fiscal 2013, we modified our layaway program to allow subsequent payments to be made online. In addition, our “Price Match Guarantee” program matched competitors’ in-store pricing on identical items, as well as identical items sold on our websites. During fiscal 2013, we enhanced our “Price Match Guarantee” program to include selected online retailer pricing.
Our juvenile business targets the pre-natal to infant market which allows us to offer the broadest range of juvenile (including baby) products and deliver a high level of customer service and product knowledge.  Our Babies “R” Us Registry and juvenile product assortment allows us to capture new customers during pregnancy, helping them prepare for the arrival of their newborn.  Because first-time parents tend to make multiple product purchases during a relatively short period of time, we seek to provide the expectant parent with a “one-stop shopping” venue for all baby product needs, providing what we believe is one of the most complete selections of baby-related products in the marketplace. We then become a resource for infant products such as baby formula, diapers and solid foods, as well as baby clothing and learning aids. We believe this opportunity to establish first contact with new parents enables us to develop long-lasting customer relationships with them as their children grow and they transition to becoming consumers of our products. We continue to build on these relationships as these children mature and eventually become parents themselves. Additionally, juvenile merchandise staples such as baby formula, diapers and infant clothing provide us with a mitigant to the inherent seasonality in the toy business.
We also provide an integrated shopping format by combining the Toys “R” Us and Babies “R” Us merchandise offerings under one roof creating a “one-stop shopping” experience for our customers. We call this format a SBS store. SBS stores are a combination of Toys “R” Us stores and Babies “R” Us stores, and may be the result of a conversion or relocation and, in certain cases, may be accompanied by the closure of one or more existing stores. In addition, SBS stores may also be constructed in a new location and market. As of February 1, 2014, we have converted existing stores into 283 SBS store formats. In addition, we have opened 117 SBS stores (58 of which were relocations of existing stores).
Over the past several months, we have developed our long-term strategic plan, which we believe will address foundational issues needed to improve the business over the short-term, while allowing us to implement new initiatives which we believe will put the Company on track for profitable growth in the future.  Our TRU Transformation strategy is grounded in three strategic pillars: Transform the Customer Experience; Develop High Performing, Highly Engaged, Diverse Talent; and Become Fit for Growth.  Our strategy focuses on providing a better customer experience in-store and online; improving store conditions; creating meaningful customer relationships through loyalty, as well as clear and targeted marketing programs; making progress on price perception; putting disciplines back into inventory management; improving our in-stock position; right-sizing our cost structure; and working with vendor partners to drive category leadership and differentiation. Our customer promise is to provide the broadest selection of products to help kids and babies develop, learn, have fun and be safe; be the easiest place to research and find solutions throughout the journey of parenthood; be the best resource for children’s gift giving occasions; offer fair prices; deliver expert service and unique services; and provide customers the ability to shop whenever, wherever and however they want.
As of February 1, 2014, we operated 1,577 retail stores and licensed an additional 185 retail stores worldwide in the following formats:
Operated Stores

•
867 traditional toy stores, which typically range in size from 20,000 to 50,000 square feet and devote 5,000 square feet to boutique areas for juvenile (including baby) products (including 97 BRU Express and Juvenile Expansion formats which devote an additional 4,000 square feet and 1,000 square feet, respectively, for juvenile - including baby - products);

•
400 SBS stores, which typically range in size from 30,000 to 70,000 square feet and devote 20,000 to 40,000 square feet to traditional toy products and 10,000 to 30,000 square feet to juvenile (including baby) products;

•	247 juvenile stores, which typically range in size from 30,000 to 45,000 square feet and devote 3,000 square feet to traditional toy products;

•	60 Express stores, which typically range in size from 2,000 to 7,000 square feet, each with a cumulative lease term of at least two years; and

•
3 flagship store locations (the Toys “R” Us store in Times Square, the FAO Schwarz store on 5th Avenue and the Babies “R” Us store in Union Square – all in New York City), which range in size from 55,000 to 105,000 square feet.

Licensed Stores

•	185 “R” Us branded retail stores ranging in various sizes. Licensing fees did not have a material impact on our Net sales.

In addition to these stores, during the fiscal 2013 holiday selling season, we operated an additional 205 Express stores globally in shopping malls, outlet malls and other shopping centers located in high traffic areas. These locations typically range in size from 2,000 to 7,000 square feet, each has a cumulative lease term of less than two years and are not included in our overall store count.
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
Our Business Segments
Our business has two reportable segments: Domestic and International. See Note 11 to our Consolidated Financial Statements entitled “SEGMENTS” for our segments’ financial results. The following is a brief description of our segments:

•
Domestic — Our Domestic segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 873 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales in fiscal 2013 were derived from 382 traditional toy stores (including 79 BRU Express and Juvenile Expansion formats), 232 juvenile stores, 214 SBS stores, 42 permanent Express stores and our three flagship stores in New York City. Additionally, we generated Net sales through our temporary Express store locations. Domestic Net sales were $7.6 billion for fiscal 2013, which accounts for 61% of our consolidated Net sales.

•
International — Our International segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 704 operated and 185 licensed stores in 35 countries and jurisdictions and through the Internet. In addition to fees received from licensed stores, International Net sales in fiscal 2013 were derived from 485 traditional toy stores (including 18 BRU Express formats), 186 SBS stores, 18 permanent Express stores and 15 juvenile stores. Additionally, we generated Net sales through our temporary Express store locations. Our operated stores are located in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. International Net sales were $4.9 billion for fiscal 2013, which accounts for 39% of our consolidated Net sales.

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

•
E-commerce opportunities — The success and expansion of our e-commerce business depends on our ability to provide quality service to our customers and if we are not able to provide such services, our operating results may be materially adversely affected. We may be vulnerable to competitive pressures from the growing e-commerce activity in our market, such as price transparency, alternative distribution of video games and subscription models for commodities.

•
Seasonality — Our business is highly seasonal with a substantial portion of our sales and earnings generated in the fourth quarter, with the exception of the fourth quarter of fiscal 2013, which resulted in a net loss. During fiscals 2013, 2012 and 2011, 42%, 43% and 43%, respectively, of the Net sales from our worldwide business were generated in the fourth quarter.

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

•
International — We conduct a significant portion of our business outside the United States. For fiscals 2013, 2012 and 2011, 39%, 40% and 40% of our Net sales, respectively, were generated outside the United States. Weakened global economic conditions, particularly the weakened and unstable environment in parts of Europe, could continue to affect us through lower sales due to reduced demand and the effects of foreign currency translation.

RESULTS OF OPERATIONS
Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for fiscals 2013, 2012 and 2011:

	Fiscal Years Ended
($ In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$12,543	$13,543	$13,909
Gross margin	4,389	4,951	4,970
Gross margin as a percentage of Net sales	35.0%	36.6%	35.7%
Selling, general and administrative expenses	$4,010	$4,041	$4,029
Selling, general and administrative expenses as a percentage of Net sales	32.0%	29.8%	29.0%
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(1,039)	$38	$149
Net sales decreased by $1.0 billion in fiscal 2013 compared to fiscal 2012. Foreign currency translation decreased Net sales by $329 million. Excluding the impact of foreign currency translation, the decrease in Net sales was primarily due to a decrease in comparable store net sales, partially offset by an increase in net sales from new locations within our International segment.
Gross margin, as a percentage of Net sales, decreased by 1.6 percentage points in fiscal 2013 compared to fiscal 2012 primarily as a result of margin rate declines across all Domestic categories due in part to our competitive pricing strategy and to our inventory clearance efforts, as well as an inventory write-down recorded within our Domestic segment. Partially offsetting these decreases was an increase in vendor allowances recorded within our International segment and improvements in sales mix away from lower margin products within our Domestic and International segments.
Selling, general and administrative expenses (“SG&A”) decreased by $31 million in fiscal 2013 compared to fiscal 2012. Foreign currency translation decreased SG&A by $98 million. Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to increases in occupancy costs, predominantly as a result of new stores and store improvements, litigation expenses related to the judgment in the Aleo v. SLB Toys USA Inc. (“Aleo”) case, and payroll expenses predominantly related to additional accrued vacation expense resulting from a prior period correction.
Net loss attributable to Toys “R” Us, Inc. was $1,039 million for fiscal 2013, compared to Net earnings attributable to Toys “R” Us, Inc. of $38 million for fiscal 2012, a change of $1,077 million. The Net loss attributable to Toys “R” Us, Inc. was primarily due to a decrease in Gross margin dollars, an impairment to goodwill and an increase in Income tax expense.

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
The following table discloses the change in our comparable store net sales for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012:

	Fiscal Years Ended
	February 1, 2014 (1)	February 2, 2013 (1) (2)	January 28, 2012 (1)
Domestic	(5.0)%	(3.5)%	(1.7)%
International	(3.3)%	(5.0)%	(2.7)%

(1)
Our reporting period for fiscals 2013 and 2011 includes 52 weeks compared to 53 weeks for fiscal 2012. Therefore, comparable store net sales for fiscal 2012 has been adjusted by one week as compared to Net sales.

(2)	For fiscal 2012, international comparable store net sales includes sales from stores acquired in the Labuan acquisition 56 weeks from their acquisition in fiscal 2011.

Percentage of Net Sales by Product Category

	Fiscal Years Ended
Domestic:	February 1, 2014	February 2, 2013	January 28, 2012
Core Toy	16.3%	16.0%	15.9%
Entertainment	11.2%	11.7%	13.0%
Juvenile	37.6%	37.8%	37.5%
Learning	22.8%	22.4%	21.5%
Seasonal	11.4%	11.4%	11.3%
Other (1)	0.7%	0.7%	0.8%
Total	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	Fiscal Years Ended
International:	February 1, 2014	February 2, 2013	January 28, 2012
Core Toy	22.7%	21.9%	22.0%
Entertainment	10.0%	11.4%	11.9%
Juvenile	20.4%	21.6%	21.6%
Learning	30.8%	29.2%	27.8%
Seasonal	15.3%	15.2%	15.9%
Other (1)	0.8%	0.7%	0.8%
Total	100%	100%	100%

(1)	Consists primarily of licensing fees from unaffiliated third parties and other non-product related revenues.

From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

		Fiscal 2013
	February 2, 2013	Opened	Closed (5)	Conversions		Relocations		February 1, 2014
Domestic:
Standalone stores (1)(3)	671	9	(10)	(2)		(9)		659
Side-by-side stores	204	2	—	1		7		214
Total Domestic	875	11	(10)	(1)	(6)	(2)	(7)	873
International:
Standalone stores (2)(3)	495	53	(28)	(2)		—		518
Side-by-side stores	170	15	(1)	2		—		186
Total International	665	68	(29)	—		—		704
Total Operated (3)(4)	1,540	79	(39)	(1)		(2)		1,577

		Fiscal 2012
	January 28, 2012	Opened	Closed (5)	Conversions		Relocations		February 2, 2013
Domestic:
Standalone stores (1)(3)	693	10	(9)	(14)		(9)		671
Side-by-side stores	183	2	—	13		6		204
Total Domestic	876	12	(9)	(1)	(6)	(3)	(7)	875
International:
Standalone stores (2)(3)	482	45	(14)	(18)		—		495
Side-by-side stores	144	8	—	18		—		170
Total International	626	53	(14)	—		—		665
Total Operated (3)(4)	1,502	65	(23)	(1)		(3)		1,540

(1)
Store count as of February 1, 2014 includes 20 BRU Express stores and 59 Juvenile Expansions. Store count as of February 2, 2013 included 21 BRU Express stores and 62 Juvenile Expansions. Store count as of January 28, 2012 included 20 BRU Express and 62 Juvenile Expansions.

(2)	Store count as of February 1, 2014 includes 18 BRU Express stores. Store count as of February 2, 2013 included 17 BRU Express Stores. Store count as of January 28, 2012 included 14 BRU Express stores.

(3)
Express stores with a cumulative lease term of at least two years are included in our overall store count, while remaining locations are excluded. As of February 1, 2014, there were 89 Domestic and 31 International Express stores open, 42 and 18 of which have been included in our overall store count within our Domestic and International segments, respectively. As of February 2, 2013, there were 84 Domestic and 41 International Express stores open, 36 and 23 of which were included in our overall store count within our Domestic and International segments, respectively. As of January 28, 2012, there were 47 Domestic and 43 International Express stores open, 31 of which were included in our overall store count within our Domestic segment, and none of which were included within our International segment.

(4)	Excluded from our overall store count are 185, 163 and 151 International licensed stores as of February 1, 2014, February 2, 2013 and January 28, 2012, respectively.

(5)	Excludes stores closed as a result of conversions and relocations.

(6)	The one conversion in fiscal 2013 was accompanied by multiple store closings. Of the 13 conversions in fiscal 2012, one was accompanied by multiple store closings.

(7)	Of the seven relocations in fiscal 2013, two were accompanied by multiple store closings. Of the six relocations in fiscal 2012, three were accompanied by multiple store closings.

Fiscal 2013 Compared to Fiscal 2012

Net (Loss) Earnings Attributable to Toys “R” Us, Inc.

(In millions)	Fiscal 2013	Fiscal 2012	Change
Toys “R” Us - Consolidated	$(1,039)	$38	$(1,077)
Net loss attributable to Toys “R” Us, Inc. was $1,039 million in fiscal 2013, compared to Net earnings attributable to Toys “R” Us, Inc. of $38 million in fiscal 2012, a change of $1,077 million. The Net loss attributable to Toys “R” Us, Inc. was primarily due to a decrease in Gross margin dollars of $562 million, a $378 million goodwill impairment associated with our Toys-Domestic and Toys-Japan reporting units and an increase in Income tax expense of $116 million principally due to an increase in expense for non-routine, discrete items, partially offset by a benefit associated with the decrease in pre-tax earnings.

Net Sales

					Percentage of Net sales
($ In millions)	Fiscal 2013	Fiscal 2012	$ Change	% Change	Fiscal 2013	Fiscal 2012
Domestic	$7,638	$8,149	$(511)	(6.3)%	60.9%	60.2%
International	4,905	5,394	(489)	(9.1)%	39.1%	39.8%
Toys “R” Us - Consolidated	$12,543	$13,543	$(1,000)	(7.4)%	100.0%	100.0%
Net sales decreased by $1.0 billion or 7.4%, to $12,543 million in fiscal 2013, compared to $13,543 million in fiscal 2012. The impact of foreign currency translation decreased Net sales in fiscal 2013 by $329 million. Our reporting period for fiscal 2013 included 52 weeks compared to 53 weeks for fiscal 2012, which included an additional week of net sales of $152 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for fiscal 2013 was primarily due to a decrease in comparable store net sales. The decrease in comparable store net sales was primarily driven by a decrease in the number of transactions and lower average transaction amounts. Partially offsetting the decline in Net sales was an increase in Net sales from new locations within our International segment.
Domestic
Net sales for the Domestic segment decreased by $511 million or 6.3%, to $7,638 million in fiscal 2013, compared to $8,149 million in fiscal 2012. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 5.0%. Our reporting period for fiscal 2013 included 52 weeks compared to 53 weeks for fiscal 2012, which included an additional week of net sales of $95 million.
The decrease in comparable store net sales resulted primarily from decreases in our juvenile (including baby), entertainment and learning categories. The decrease in our juvenile (including baby) category was predominantly due to decreased sales of infant care products. The decrease in our entertainment category was primarily due to decreased sales of video game software. The decrease in our learning category was primarily due to decreased sales of educational electronics and construction toys.
International
Net sales for the International segment decreased by $489 million or 9.1%, to $4,905 million in fiscal 2013, compared to $5,394 million in fiscal 2012. Excluding a $329 million decrease in Net sales due to foreign currency translation, International Net sales decreased primarily due to a decrease in comparable store net sales of 3.3%. Partially offsetting this decrease was an increase in net sales from new locations. Our reporting period for fiscal 2013 included 52 weeks compared to 53 weeks for fiscal 2012, which included an additional week of net sales of $57 million.
The decrease in comparable store net sales resulted primarily from decreases in our entertainment and juvenile (including baby) categories. The decrease in our entertainment category was primarily due to decreased sales of video game systems and software. The decrease in our juvenile (including baby) category was primarily due to decreased sales of baby gear and apparel.

Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

Gross Margin

				Percentage of Net sales
($ In millions)	Fiscal 2013	Fiscal 2012	$ Change	Fiscal 2013	Fiscal 2012	Change
Domestic	$2,489	$2,885	$(396)	32.6%	35.4%	(2.8)%
International	1,900	2,066	(166)	38.7%	38.3%	0.4%
Toys “R” Us - Consolidated	$4,389	$4,951	$(562)	35.0%	36.6%	(1.6)%
Gross margin decreased by $562 million to $4,389 million in fiscal 2013, compared to $4,951 million in fiscal 2012. Foreign currency translation decreased Gross margin by $110 million.
Gross margin, as a percentage of Net sales, decreased by 1.6 percentage points in fiscal 2013 compared to fiscal 2012. Gross margin, as a percentage of Net sales, was primarily impacted by margin rate declines across all Domestic categories due in part to our competitive pricing strategy and to our inventory clearance efforts, as well as an inventory write-down recorded within our Domestic segment. Partially offsetting these decreases was an increase in vendor allowances recorded within our International segment and improvements in sales mix away from lower margin products within our Domestic and International segments, predominantly in our entertainment category.
Domestic
Gross margin decreased by $396 million to $2,489 million in fiscal 2013, compared to $2,885 million in fiscal 2012. Gross margin, as a percentage of Net sales, decreased by 2.8 percentage points in fiscal 2013 compared to fiscal 2012.
The decrease in Gross margin, as a percentage of Net sales, resulted primarily from margin rate declines across all categories due in part to our competitive pricing strategy and to our inventory clearance efforts, as well as an inventory write-down of excess and obsolete inventory. Partially offsetting these decreases were improvements in sales mix away from lower margin products, predominantly in our entertainment category.
International
Gross margin decreased by $166 million to $1,900 million in fiscal 2013, compared to $2,066 million in fiscal 2012. Foreign currency translation decreased Gross margin by $110 million. Gross margin, as a percentage of Net sales, increased by 0.4 percentage points in fiscal 2013 compared to fiscal 2012.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from an increase in vendor allowances due to sales mix compared to the same period last year. Additionally contributing to the increase in Gross margin, as a percentage of Net sales, were improvements in sales mix away from lower margin products, predominantly in our entertainment category.

Selling, General and Administrative Expenses
The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

				Percentage of Net sales
($ In millions)	Fiscal 2013	Fiscal 2012	$ Change	Fiscal 2013	Fiscal 2012	Change
Toys “R” Us - Consolidated	$4,010	$4,041	$(31)	32.0%	29.8%	2.2%
SG&A decreased by $31 million to $4,010 million in fiscal 2013, compared to $4,041 million in fiscal 2012. Foreign currency translation decreased SG&A by $98 million. As a percentage of Net sales, SG&A increased by 2.2 percentage points.
Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to a $24 million increase in occupancy costs, predominantly as a result of new stores and store improvements, and a $20 million increase in litigation expense related to the judgment in the Aleo case. Refer to Note 14 to our Consolidated Financial Statements entitled

“LITIGATION AND LEGAL PROCEEDINGS” for further details. Also contributing to the increase in SG&A was an increase in payroll expenses predominantly related to an additional $17 million of accrued vacation expense resulting from a prior period correction. Refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Depreciation and Amortization

(In millions)	Fiscal 2013	Fiscal 2012	Change
Toys “R” Us - Consolidated	$388	$407	$(19)
Depreciation and amortization decreased by $19 million to $388 million in fiscal 2013, compared to $407 million in fiscal 2012. Foreign currency translation decreased depreciation and amortization by $8 million. Excluding the impact of foreign currency translation, the decrease in Depreciation and amortization was primarily due to assets that were fully depreciated in the current year.

Goodwill Impairment

(In millions)	Fiscal 2013	Fiscal 2012	Change
Toys “R” Us - Consolidated	$378	$—	$378
Goodwill impairment was $378 million in fiscal 2013. The amount recorded in fiscal 2013 was comprised of $361 million related to our Toys-Domestic reporting unit and $17 million related to our Toys-Japan reporting unit.
Refer to the “CRITICAL ACCOUNTING POLICIES” section below and Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	impairment of long-lived assets;

•	net gains on sales of properties;

•	foreign exchange gains and losses; and

•	other operating income and expenses.

(In millions)	Fiscal 2013	Fiscal 2012	Change
Toys “R” Us - Consolidated	$37	$53	$(16)
Other income, net decreased by $16 million to $37 million in fiscal 2013, compared to $53 million in fiscal 2012. The decrease was primarily due to a $33 million increase in impairment of long-lived assets, partially offset by an $11 million increase in credit card program income and a $4 million increase in net gains on sales of properties.
Refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Interest Expense

(In millions)	Fiscal 2013	Fiscal 2012	Change
Toys “R” Us - Consolidated	$524	$480	$44
Interest expense increased by $44 million to $524 million in fiscal 2013, compared to $480 million in fiscal 2012. The increase was primarily due to $77 million of incremental expense associated with the current year repayment of the $950 million 10.750% senior unsecured notes due fiscal 2017 (the “Propco I Notes”), composed of a redemption premium of $51 million, and the write-off of unamortized original issue discount and deferred debt issuance costs. Partially offsetting the increase was $19 million in savings associated with refinancing the Propco I Notes to a $985 million senior unsecured term loan facility due fiscal 2019 (the “Propco I Term Loan Facility”) at a lower rate of interest, as well as the prior year repayment of the $400 million 7.875% senior notes due fiscal 2013 (the “2013 Notes”), which included a make-whole premium of $18 million.

Interest Income

(In millions)	Fiscal 2013	Fiscal 2012	Change
Toys “R” Us - Consolidated	$7	$16	$(9)
Interest income decreased by $9 million to $7 million in fiscal 2013, compared to $16 million in fiscal 2012. The decrease was primarily due to the April 2013 maturity of our Vanwall Finance PLC (“Vanwall”) debt security holdings.

Income Tax Expense (Benefit)

($ In millions)	Fiscal 2013	Fiscal 2012	Change
Toys “R” Us - Consolidated	$169	$53	$116
Consolidated effective tax rate	(19.5)%	57.6%	(77.1)%
The net increase in income tax expense of $116 million in fiscal 2013 compared to fiscal 2012 was principally due to an increase in expense for non-routine, discrete items, partially offset by a benefit associated with the decrease in pre-tax earnings (multiplied by the statutory tax rate).
Our income tax expense in fiscal 2013 was unfavorably impacted by certain non-routine, discrete items, including an increase to our valuation allowance for federal and state as well as certain foreign tax jurisdictions. We have evaluated the available positive and negative evidence and have concluded that, for some of our deferred tax assets, it is more likely than not that these assets will not be realized in the foreseeable future. The increase to our valuation allowance for Federal, state and foreign taxes was predominately due to the fact that, as of the end of fiscal 2013, we have incurred a pre-tax cumulative loss (after adjustments required for tax purposes) over the past three fiscal years. As a result, we have established a valuation allowance to reduce these deferred tax assets for the amount we believe will not be realized. A valuation allowance is a non-cash charge, which does not eliminate the tax loss carry forwards and other deferred tax assets. It reflects a reduction in the benefit we expect is more likely than not to be realized from these items. Also contributing to an increase in the fiscal 2013 tax expense are adjustments to deferred taxes resulting from changes to statutory tax rates in various jurisdictions.
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
Net earnings attributable to Toys “R” Us, Inc. decreased by $111 million to $38 million in fiscal 2012, compared to $149 million in fiscal 2011. The decrease in Net earnings attributable to Toys “R” Us, Inc. was primarily related to an increase in Income tax expense of $54 million and an increase in Interest expense of $38 million, which was predominantly due to the issuance of the $450 million aggregate principal amount of 10.375% senior notes due fiscal 2017 (the “2017 Notes”) and the repayment of the 2013 Notes. Additionally contributing to the decrease in Net earnings attributable to Toys “R” Us, Inc. was a decrease in Gross margin dollars of $19 million related to foreign currency translation.

Net Sales

					Percentage of Net sales
($ In millions)	Fiscal 2012	Fiscal 2011	$ Change	% Change	Fiscal 2012	Fiscal 2011
Domestic	$8,149	$8,393	$(244)	(2.9)%	60.2%	60.3%
International	5,394	5,516	(122)	(2.2)%	39.8%	39.7%
Toys “R” Us - Consolidated	$13,543	$13,909	$(366)	(2.6)%	100.0%	100.0%
Net sales decreased by $366 million or 2.6%, to $13,543 million in fiscal 2012, compared to $13,909 million in fiscal 2011. The impact of foreign currency translation decreased Net sales in fiscal 2012 by $133 million. Our reporting period for fiscal 2012 included 53 weeks compared to 52 weeks for fiscal 2011, which included an additional week of net sales of $152 million.
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
Domestic
Net sales for the Domestic segment decreased by $244 million or 2.9%, to $8,149 million in fiscal 2012, compared to $8,393 million in fiscal 2011. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 3.5%. Our reporting period for fiscal 2012 included 53 weeks compared to 52 weeks for fiscal 2011, which included an additional week of net sales of $95 million.
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
International
Net sales for the International segment decreased by $122 million or 2.2%, to $5,394 million in fiscal 2012, compared to $5,516 million in fiscal 2011. Excluding a $133 million decrease in Net sales due to foreign currency translation, International Net sales increased primarily as a result of an increase in net sales from new locations, including stores acquired in the Labuan acquisition. Partially offsetting this increase was a decrease in comparable store net sales of 5.0%. Our reporting period for fiscal 2012 included 53 weeks compared to 52 weeks for fiscal 2011, which included an additional week of net sales of $57 million.
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
Gross margin decreased by $19 million to $4,951 million in fiscal 2012, compared to $4,970 million in fiscal 2011. Foreign currency translation decreased Gross margin by $53 million.
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
International
Gross margin decreased by $28 million to $2,066 million in fiscal 2012, compared to $2,094 million in fiscal 2011. Foreign currency translation decreased Gross margin by $53 million. Gross margin, as a percentage of Net sales, increased by 0.3 percentage points in fiscal 2012 compared to fiscal 2011.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from improvements in margin rates, predominantly in our entertainment and core toy categories.

Selling, General and Administrative Expenses

				Percentage of Net sales
($ In millions)	Fiscal 2012	Fiscal 2011	$ Change	Fiscal 2012	Fiscal 2011	Change
Toys “R” Us - Consolidated	$4,041	$4,029	$12	29.8%	29.0%	0.8%
SG&A increased by $12 million to $4,041 million in fiscal 2012, compared to $4,029 million in fiscal 2011. Foreign currency translation decreased SG&A by $43 million. As a percentage of Net sales, SG&A increased by 0.8 percentage points.
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
Depreciation and amortization increased by $4 million to $407 million for fiscal 2012, compared to $403 million in fiscal 2011. Foreign currency translation decreased depreciation and amortization by $3 million. Excluding the impact of foreign currency translation, the increase in Depreciation and amortization was primarily due to the amortization of intangible assets in conjunction with the Labuan acquisition in fiscal 2011.

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
Interest expense increased by $38 million to $480 million in fiscal 2012, compared to $442 million in fiscal 2011. The increase was primarily due to the issuance of the 2017 Notes and the repayment of the 2013 Notes, which included a make-whole premium of $18 million. Additionally contributing to the increase in Interest expense was $11 million related to the issuance of the $225 million new tranche of term loans due fiscal 2018 in April 2012.

Interest Income

(In millions)	Fiscal 2012	Fiscal 2011	Change
Toys “R” Us - Consolidated	$16	$10	$6
Interest income increased by $6 million to $16 million in fiscal 2012, compared to $10 million in fiscal 2011. The increase was primarily due to the accretion of the Vanwall securities we held to face value, the majority of which were purchased in the third quarter of fiscal 2011.

Income Tax Expense (Benefit)

($ In millions)	Fiscal 2012	Fiscal 2011	Change
Toys “R” Us - Consolidated	$53	$(1)	$54
Consolidated effective tax rate	57.6%	(0.7)%	58.3%
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

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of February 1, 2014, we were in compliance with all of the covenants related to our outstanding debt. At February 1, 2014, under our $1.85 billion secured revolving credit facility (“ABL Facility”), we had no outstanding borrowings, a total of $103 million of outstanding letters of credit and excess availability of $969 million. We are also subject to a minimum excess availability covenant, which was $125 million at February 1, 2014, with remaining availability of $844 million in excess of the covenant.
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). On June 25, 2013, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result, Tranche 1 is available in amounts up to ¥13.0 billion ($127 million at February 1, 2014), expiring on June 30, 2015. At February 1, 2014, we had outstanding borrowings of $5 million under Tranche 1, with $122 million of remaining borrowing availability.
Tranche 2 is available in amounts of up to ¥12.0 billion ($118 million at February 1, 2014), expiring on June 27, 2014. At February 1, 2014, we had no outstanding borrowings under Tranche 2, with $118 million of remaining availability.
Toys-Japan also has an uncommitted line of credit with total availability of ¥2.8 billion ($28 million at February 1, 2014), which will renew April 1 of each year unless otherwise canceled. As of February 1, 2014, we had no outstanding borrowings under the uncommitted line of credit.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($227 million at February 1, 2014) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At February 1, 2014, we had no outstanding borrowings under the European ABL Facility with $107 million of remaining availability.
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$302 million ($39 million at February 1, 2014). As of February 1, 2014, we had $12 million of borrowings and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $24 million.
We are dependent on the borrowings provided by our lenders to support our working capital needs, capital expenditures and to service debt. As of February 1, 2014, we have funds available to finance our operations under our European ABL Facility through March 2016, our ABL Facility through August 2015, and our Toys-Japan unsecured credit lines with a tranche maturing June 2014 and a tranche maturing June 2015. In addition, Labuan and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
In general, our primary uses of cash are providing for working capital purposes (which principally represents the purchase of inventory), servicing debt, remodeling existing stores (including conversions), financing construction of new stores and paying expenses, such as payroll costs and rental expense, to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the fourth quarter holiday selling season. For fiscal 2013, peak borrowings under our revolving credit facilities and credit lines amounted to $715 million.
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

Capital Expenditures
A component of our long-term strategy is our capital expenditure program. Our capital expenditures are primarily for financing construction of new stores and remodeling existing stores (including conversions), as well as improving and enhancing our e-commerce and other information technology and logistics systems. Capital expenditures are funded primarily through cash provided by operating activities, as well as available cash.

The following table presents our capital expenditures for each of the past three fiscal years:

(In millions)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Other store-related projects (1)	$76	$78	$75
New stores (2)	73	68	91
Information technology	58	57	66
Distribution centers	16	21	48
Conversion projects (3)	15	62	100
Total capital expenditures	$238	$286	$380

(1)	Includes store updates and projects other than conversions.

(2)	Includes single format stores (including Express stores) as well as SBS relocations.

(3)	Primarily includes SBS conversions as well as other juvenile integration remodels.

Cash Flows

(In millions)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net cash provided by operating activities	$144	$537	$319
Net cash used in investing activities	(205)	(267)	(454)
Net cash (used in) provided by financing activities	(388)	147	(185)
Effect of exchange rate changes on Cash and cash equivalents	(25)	—	8
Net (decrease) increase during period in Cash and cash equivalents	$(474)	$417	$(312)

Cash Flows Provided by Operating Activities
Net cash provided by operating activities for fiscal 2013 was $144 million, a decrease of $393 million compared to fiscal 2012. The decrease in Net cash provided by operating activities was principally the result of a current year Net loss due to a decline in Net sales. The decrease was partially offset by the timing of vendor payments.
Net cash provided by operating activities for fiscal 2012 was $537 million, an increase of $218 million compared to fiscal 2011. The increase in Net cash provided by operating activities was primarily the result of the timing of vendor payments and a decrease in purchases of merchandise inventories due to our relatively higher levels of merchandise inventories as of January 28, 2012. Also contributing to the increase in Net cash provided by operating activities was the collection of income tax receivables in fiscal 2012.

Cash Flows Used in Investing Activities
Net cash used in investing activities for fiscal 2013 was $205 million, a decrease of $62 million compared to fiscal 2012. The decrease in Net cash used in investing activities was due to current year proceeds of $52 million from the repayment of the Vanwall debt securities held by us, a $48 million reduction in capital expenditures, $15 million in prior year payments related to the Labuan acquisition, and a $15 million increase in proceeds received from sales of fixed assets. The decrease in Net cash used in investing activities was partially offset by a $48 million increase in restricted cash in conjunction with the terms of the New UK Propco Facility Agreement and the current year purchase of $20 million in debt securities of Debussy DTC Plc (“Debussy”). Refer to Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.
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

Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities was $388 million for fiscal 2013, compared to net cash provided by financing activities of $147 million for fiscal 2012. The net cash used in financing activities was primarily due to a $509 million decrease in net debt borrowings compared to the prior year, as well as an increase of $22 million in capitalized debt issuance costs primarily in conjunction with our New UK Propco Facility Agreement and Propco I Term Loan Facility in the current year. Refer to Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.
Net cash provided by financing activities for fiscal 2012 was $147 million, compared to net cash used in financing activities of $185 million for fiscal 2011. The net cash provided by financing activities was primarily due to a $346 million increase in net debt borrowings, partially offset by an increase of $11 million in capitalized debt issuance costs compared to fiscal 2011.

Debt
Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, pay dividends, make restricted payments or certain investments, create or permit liens on assets, sell assets, engage in mergers or consolidations, and place restrictions on the ability of certain of our subsidiaries to provide funds to us through dividends, loans or advances. We conduct our operations through our subsidiaries, most of which are subject to restrictions on their ability to provide funds to us. The amount of total net assets that were subject to these restrictions was $700 million as of February 1, 2014.
Certain of our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing under these agreements, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities or be available at all. As of February 1, 2014, we had total indebtedness of $5.0 billion, of which $2.9 billion was secured indebtedness. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by global economic and financial conditions and other economic factors that may be outside our control. In addition, our ability to incur secured indebtedness (which may enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the covenants in our credit facilities and indentures and the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors. We are currently in compliance with our covenants relating to our debt. Refer to Note 2 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details regarding our debt and any of the transactions described below.
During fiscal 2013, the following events occurred with respect to our debt structure:

•
On February 27, 2013, Toys “R” Us France Real Estate SAS (“TRU France Real Estate”) entered into a five year senior secured term loan facility agreement (the “France Propco Facility Agreement”) for an aggregate principal amount of €48 million. The net proceeds of the loan under the France Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the €61 million French real estate credit facility due fiscal 2013.

•	On February 28, 2013, Toys-Japan entered into an additional bank loan with a financial institution for ¥2.0 billion. The loan will mature on February 26, 2021.

•
On March 25, 2013, Toys “R” Us Properties (UK) Limited (“UK Propco”) entered into a facility agreement (the “New UK Propco Facility Agreement”), which was funded on March 28, 2013, for an aggregate principal amount of £263 million. The net proceeds of the loan under the New UK Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the £406 million UK real estate senior and junior credit facilities due fiscal 2013.

•
On June 25, 2013, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result, Tranche 1 is available in amounts of up to ¥13.0 billion, expiring on June 30, 2015.

•
On August 21, 2013, Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”) entered into the Propco I Term Loan Facility. The Propco I Term Loan Facility was issued at a discount of $10 million, which resulted in the receipt of gross proceeds of $975 million. The proceeds, together with other funds available to TRU Propco I, were used to redeem in full the Propco I Notes, plus accrued interest, premiums and expenses, and to pay fees and expenses relating to the Propco I Term Loan Facility.

Subsequent Event

•
On March 21, 2014, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement for its ABL Facility in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended will continue to provide for $1.85 billion of revolving commitments, and permits Toys-Delaware to request an increase in commitments by up to $1.15 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The ABL Facility has a final maturity date of March 21, 2019, with a springing maturity date if the Toys-Delaware term loans due fiscal 2016 and fiscal 2018 and the Toys-Delaware secured notes due fiscal 2016 are not repaid 30 days prior to maturity.
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

Contractual Obligations
Our contractual obligations consist mainly of payments for operating leases related to real estate used in the operation of our business, Long-term debt and related interest and product purchase obligations. The following table summarizes our contractual obligations as of February 1, 2014, except as noted below:

	Payments Due By Period
(In millions)	Fiscal 2014	Fiscals 2015 & 2016	Fiscals 2017 & 2018	Fiscals 2019 and thereafter	Total
Operating leases (1)	$612	$1,036	$703	$1,293	$3,644
Less: sub-leases to third parties	15	23	14	21	73
Net operating lease obligations	597	1,013	689	1,272	3,571
Capital leases and financing obligations (2)	33	59	50	117	259
Short-term borrowings and long-term debt (3)(4)	93	1,129	2,230	1,392	4,844
Interest payments (2)(3)(5)(6)	347	640	388	82	1,457
Purchase obligations (7)	1,309	—	—	—	1,309
Other (8)	166	120	41	25	352
Total contractual obligations (9)(10)	$2,545	$2,961	$3,398	$2,888	$11,792

(1)
Excluded from the minimum rental commitments displayed above are $2.0 billion related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which is predominantly related to fiscals 2019 and thereafter.

(2)	Included in capital leases and financing obligations displayed above is $65 million of interest.

(3)	Excludes the impact of the March 21, 2014 refinancing of the ABL Facility. See Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

(4)	Excludes finance obligations associated with capital projects and capital lease obligations, which are included in “Capital leases and financing obligations.”

(5)	In an effort to manage interest rate exposure, we periodically enter into interest rate swaps and interest rate caps. Interest payments presented are net of interest rate swaps or caps.

(6)	Interest payments for our ABL Facility, European ABL Facility and our Toys-Japan unsecured credit lines were estimated based on the average borrowings under each of the facilities in fiscal 2013.

(7)
Purchase obligations consist primarily of open purchase orders for merchandise as well as an agreement to purchase fixed or minimum quantities of goods that are not included in our Consolidated Balance Sheet as of February 1, 2014.

(8)	Includes pension obligations, risk management liabilities, and other general obligations and contractual commitments.

(9)
The above table does not reflect liabilities for uncertain tax positions of $33 million, which includes $3 million of current liabilities. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimates of the timing and amount of future payments.

(10)
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

Obligations under our operating leases and capital leases in the above table do not include real estate taxes, maintenance and insurance, or contingent rent. The following table presents these amounts which were recorded in SG&A in our Consolidated Statements of Operations for fiscals 2013, 2012 and 2011:

(In millions)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Real estate taxes	$81	$79	$76
Maintenance and insurance	71	70	69
Contingent rent	10	12	12
Total	$162	$161	$157

Off-balance Sheet Arrangements
We have an off-balance sheet arrangement as a result of the March 25, 2013 New UK Propco Facility Agreement between UK Propco and Debussy. Debussy is a special purpose entity established with the limited purpose of making loans and issuing £263 million of multiple classes of commercial mortgage backed fixed rate notes (the “Debussy Notes”) to third party investors and the Company. We purchased £13 million principal amount of the various classes of the Debussy Notes, which are included in Other assets within the Consolidated Balance Sheet, classified as held-to-maturity and reported at amortized cost. The proceeds from the Debussy Notes were used to fund the new loan under the New UK Propco Facility Agreement.

In accordance with ASC 810, we identified Debussy as a VIE because Debussy, by design, has insufficient equity investment at risk and its equity investment holders at risk lack the ability through voting or similar rights, to direct the activities that most significantly impact Debussy’s economic performance.  Additionally, we evaluated our variable interests in Debussy and third party investors’ involvement and concluded that we are not the primary beneficiary and therefore should not consolidate Debussy as we do not hold the power to direct the activities that most significantly impact Debussy’s economic performance.

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
Merchandise inventories and related reserves are reviewed on an interim basis and adjusted, as appropriate, to reflect management’s current estimates. These estimates are derived using available data, our historical experience, estimated inventory turnover and current purchase forecasts. Various types of negotiated allowances received from our vendors are generally treated as adjustments to the purchase price of our merchandise inventories. We adjust our estimates for vendor allowances and our provision for expected inventory shortage to actual amounts at the completion of our physical inventory counts and finalization of all vendor allowance agreements. In addition, we perform an inventory-aging analysis for identifying obsolete and slow-moving inventory. We establish a reserve to reduce the cost of our inventory to its estimated net realizable value based on certain loss indicators which include aged inventory and excess supply on hand, as well as specific identification methods. In fiscal 2013, we wrote down an incremental $51 million of excess and obsolete inventory as a result of specific identification.
Our estimates may be impacted by changes in certain underlying assumptions and may not be indicative of future activity. For example, factors such as slower inventory turnover due to changes in competitors’ tactics, consumer preferences, consumer spending and inclement weather could cause excess inventory requiring greater than estimated markdowns to entice consumer purchases. Such factors could also cause sales shortfalls resulting in reduced purchases from vendors and an associated reduction in vendor allowances. Based on our inventory aging analysis for identifying obsolete and slow-moving inventory, a 10% change in our reserve would have impacted pre-tax earnings by $11 million for fiscal 2013.
Long-lived Asset Impairment
We evaluate the carrying value of all long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC 360. Events or circumstances that might warrant an impairment review include, among other things, material declines in operational performance, significant adverse market conditions and significant changes or planned changes in our use of assets, including store relocation, store closure and property sales. When evaluating operating stores for impairment, our asset group is at an individual store level, as that is the lowest level for which cash flows are identifiable. Cash flows for individual operating stores include an allocation of applicable overhead. We will record an impairment loss when the carrying value of the underlying asset group exceeds its estimated fair value.
In determining whether long-lived assets are recoverable, our estimate of undiscounted future cash flows over the estimated life or lease term of a store is based upon our experience, historical operations of the store, an estimate of future store profitability and economic conditions. The future estimates of store profitability require estimating such factors as sales growth, inflation and the overall economic conditions. Since we forecast our future undiscounted cash flows for up to 25 years, our estimates are subject to variability as future results can be difficult to predict. If a long-lived asset is found to be non-recoverable, we record an impairment charge equal to the difference between the asset’s carrying value and fair value. We estimate the fair value of the asset using a valuation method such as discounted cash flow or a relative, market-based approach.
In fiscal 2013, we recorded $44 million of impairment charges related to non-recoverable long-lived assets. These impairments were primarily due to the identification of underperforming stores, the relocation of certain stores, property sales, and a decrease in real estate market values.
Goodwill Impairment
Goodwill is evaluated for impairment annually or whenever we identify certain events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might warrant an interim evaluation include, among other things, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.
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
For the two-step quantitative goodwill impairment test, we compare the current carrying value of the reporting unit to its current fair value to determine whether there is an indication of impairment. First, we determine the current fair value of the reporting unit by blending results from the market multiples approach and the income approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in our industry, and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. It is our policy to conduct impairment testing (both from a qualitative and quantitative perspective) based on our most current business plans, projected future revenues and cash flows, which reflect changes we anticipate in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in our reporting unit. The outcome of the market multiples and income approaches are heavily dependent upon the aforementioned projections. If the carrying value exceeds the fair value, we would then calculate the implied fair value of our reporting unit’s goodwill as compared to its carrying value to determine the appropriate impairment charge, if any. To calculate the implied fair value of goodwill the Company would allocate the reporting unit’s fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical scenario that faithfully represents an acquisition of the reporting unit in a business combination. If the implied fair value of the reporting unit’s goodwill is less than its carrying value, the difference is recorded as an impairment charge, not to exceed the balance of goodwill.
The Company decided to change its annual goodwill impairment testing date from the first day of the fourth quarter (or the first day of the tenth fiscal month) to the last day of the eleventh fiscal month of each fiscal year, which is shortly after the holiday season. The change is preferable as it aligns the timing of the annual impairment test with the timing of the Company’s annual strategic planning process, which will now encompass actual holiday season results, given the later testing date. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The preferability letter obtained from our independent registered public accounting firm is filed as an exhibit to this Annual Report on Form 10-K. In addition, refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.
At February 1, 2014, our Toys-China and Southeast Asia reporting unit (included in our International segment) had $64 million of Goodwill. At February 2, 2013, our Toys-Domestic reporting unit had $361 million of Goodwill and our Toys-China and Southeast Asia and Toys-Japan reporting units (included in our International segment) had $64 million and $20 million of Goodwill, respectively.
For the fourth quarter of fiscal 2013 goodwill impairment testing, management updated the five-year financial forecasts for fiscal 2014 through fiscal 2018, which contained significant declines in the projected financial performance of the Toys-Domestic and Toys-Japan reporting units compared to the projections used in goodwill impairment tests of prior years. The decrease in financial projections was primarily due to the fiscal 2013 decline in operating results, due in large part to the holiday season. This reduction in revenues and cash flows forecasted for the Toys-Domestic and Toys-Japan reporting units warranted performing the two-step quantitative test. Upon completing the step one quantitative impairment test, it was determined that the carrying values exceeded the respective fair values of each reporting unit and the Company proceeded to step two. The step two quantitative test indicated that the goodwill at each reporting unit was fully impaired. Therefore, goodwill balances of $361 million and $17 million related to Toys-Domestic and Toys-Japan, respectively, were recorded in the Goodwill impairment line within the Consolidated Statement of Operations for the fiscal year ended February 1, 2014. The fair value estimates incorporated in step two of the quantitative assessment were primarily based on third party appraisals, the market approach and the income approach, specifically the relief from royalty method in regards to certain intangible assets. The property appraisals incorporated a significant amount of judgment on the part of the third party valuation specialists regarding appropriate comparable properties and assessments of current market conditions, and the income approach valuations incorporated significant estimates and assumptions made by management including those relating to projected long-term rates of growth, customer attrition and profitability.
For the Toys-China and Southeast Asia reporting unit we performed a qualitative assessment and determined that it was more likely than not that the respective fair value substantially exceeded the carrying value and noted no goodwill impairment indicators. Refer to Note 1 to our Consolidated Financial Statements entitled, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.
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

Although we feel our reserves are adequate to cover our estimated liabilities, changes in the underlying assumptions and future economic conditions could have a considerable effect upon future claim costs, which could have a material impact on our Consolidated Financial Statements. Our reserve for self-insurance was $102 million as of February 1, 2014. A 10% change in the value of our self-insured liabilities would have impacted pre-tax earnings by $10 million for the fiscal year ended February 1, 2014.
Revenue Recognition
We recognize revenue in accordance with ASC Topic 605, “Revenue Recognition.” Revenue related to merchandise sales, which is 99.6% of total revenues, is generally recognized for retail sales at the point of sale in the store and when the customer receives the merchandise shipped from our websites. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period based on historical return experience and changes in customer demand. Actual returns may differ from historical product return patterns, which could impact our financial results in future periods.
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
Tax law and accounting rules often differ as to the timing and treatment of certain items of income and expense. As a result, the tax rate reflected in our tax return (our current or cash tax rate) is different from the tax rate reflected in our Consolidated Financial Statements. Some of the differences are permanent, while other differences are temporary as they will reverse over time. We record deferred tax assets and liabilities for any temporary differences between the assets and liabilities in our Consolidated Financial Statements and their respective tax bases. We establish valuation allowances when we believe it is more likely than not that our deferred tax assets will not be realized. In assessing the need for a valuation allowance, management weighs the available positive and negative evidence, including limitations on the use of tax loss and other carryforwards due to changes in ownership, historic information, projections of future sources of taxable income, including future reversals of taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards, and tax planning strategies. For example, we would establish a valuation allowance for the tax benefit associated with a tax loss carry forward in a tax jurisdiction if we did not expect to generate sufficient taxable income of the appropriate character to utilize the tax loss carry forward prior to its expiration. Changes in future taxable income, tax liabilities and our tax planning strategies may impact our effective tax rate, valuation allowances and the associated carrying value of our deferred tax assets and liabilities.
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
The fair value of common stock shares is based on total enterprise value ranges and the total equity value ranges estimated on a non-marketable and minority basis utilizing both the income approach and the market approach guidelines. A range of the two methods was utilized to determine the fair value of the shares. The income approach is a valuation technique that provides an estimation of the fair value of a business based upon the cash flows that it can be expected to generate over time. The market approach is a valuation technique that provides an estimation of fair value based on market prices of publicly traded companies and the relationship to financial results. When warranted, a Black-Scholes option-based model may be utilized in addition to the market and income approaches in order to estimate the fair value of our shares.
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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”). ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government rate and LIBOR. The Company adopted the amendments in ASU 2013-10, effective July 17, 2013. The adoption did not have an impact on our Consolidated Financial Statements.
In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This amendment requires an entity to present, either on the face of the financial statement or in the notes, the effects on the line items of net income due to significant amounts reclassified out of accumulated other comprehensive income, as well as provide cross-references to other required reclassification disclosures, where applicable. As of February 3, 2013, the Company adopted ASU 2013-02 and has elected to present the significant amounts reclassified in a tabular format in the Notes to the Consolidated Financial Statements
In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The results of the qualitative assessment will determine whether it is necessary to perform the quantitative impairment test described in Topic 350. The Company adopted the amendments in ASU 2012-02, effective February 3, 2013. The adoption did not have an impact on our Consolidated Financial Statements.
In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires an entity to disclose information about derivatives subject to enforceable master netting arrangements, including rights of offset, to enable users of its financial statements to understand the effect of those arrangements on its financial position. Subsequently, in January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11.  The Company adopted ASU 2011-11 and ASU 2013-01 as of February 3, 2013, and the presentation and disclosure requirements were applied retrospectively. Other than the enhanced disclosures, the adoption of these pronouncements did not impact our Consolidated Financial Statements.

In December 2011, the FASB issued ASU 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate - a Scope Clarification” (“ASU 2011-10”). The purpose of this update is to resolve the diversity in practice about whether the guidance under ASC Subtopic 360-20, “Property, Plant, and Equipment - Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest in a subsidiary, as specified under ASC Subtopic 810-10, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”, that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. ASU 2011-10 clarifies the accounting for such transactions is based on substance rather than form, specifically that the parent should only derecognize the real estate, debt and results of operations of the subsidiary when legal title to the real estate is transferred to the lender and the related nonrecourse debt has been extinguished. The Company adopted the amendments, effective February 3, 2013, and applied the guidance prospectively. The adoption of ASU 2011-10 did not have an impact on our Consolidated Financial Statements.
Refer to Note 18 to our Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a discussion of accounting standards which we have not yet been required to implement and our assessment of their impact to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from potential changes in interest rates and foreign currency exchange rates. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We enter into derivative financial instruments to economically manage our market risks related to interest rate and foreign currency exchange. We do not participate in speculative derivative trading. The analysis below presents our sensitivity to selected hypothetical, instantaneous changes in market interest rates and foreign currency exchange rates as of February 1, 2014.
Foreign Exchange Exposure
Our foreign currency exposure is primarily concentrated in the United Kingdom, Continental Europe, Asia, Canada and Australia. We face currency translation exposures related to translating the results of our worldwide operations into USD because of exchange rate fluctuations during the reporting period.
We face foreign currency exchange transaction exposures related to short-term, cross-currency intercompany loans and merchandise purchases:

•
We enter into short-term, cross-currency intercompany loans with our foreign subsidiaries. The majority of this exposure is economically hedged through the use of foreign currency exchange forward contracts. Our exposure to foreign currency risk related to exchange forward contracts on our short-term, cross-currency intercompany loans has not materially changed from fiscal 2012 to fiscal 2013. As a result, a 10% change in foreign currency exchange rates against the USD would not have a material impact on our pre-tax earnings related to our short-term, cross-currency intercompany loans that were outstanding as of year-end.

•
In addition, our foreign subsidiaries make USD denominated merchandise purchases through the normal course of business. From time to time, we enter into foreign exchange forward contracts under our merchandise import program. As of February 1, 2014, we did not have any outstanding foreign exchange forward contracts under our merchandise import programs.

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
Changes in foreign exchange rates affect interest expense recorded in relation to our foreign currency-denominated derivative instruments and debt instruments. For each of the fiscal years ended February 1, 2014 and February 2, 2013, we estimate that a 10% hypothetical change in foreign exchange rates would impact our pre-tax earnings due to the effect of foreign currency translation on interest expense related to our foreign currency-denominated derivative instruments and debt instruments by $6 million.
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
The following table illustrates the estimated sensitivity of a 1% change in interest rates to our future pre-tax earnings on our derivative instruments and variable rate debt instruments at February 1, 2014:

(In millions)	Impact of 1% Increase	Impact of 1% Decrease
Interest rate swaps/caps	$(3)	$3
Variable rate debt	(4)	2
Total pre-tax income exposure to interest rate risk	$(7)	$5
The above sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions. As of February 2, 2013, we estimated that a 1% hypothetical increase or decrease in interest rates could potentially have caused either a $4 million decrease or a $6 million increase on our pre-tax earnings, respectively. Refer to our Consolidated Financial Statements for further discussion in Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.” At this time, we do not anticipate material changes to our interest rate risk exposure or to our risk management policies. We believe that we could mitigate potential losses on pre-tax earnings through our risk management objectives, if material changes occur in future periods.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Toys “R” Us, Inc.:

We have audited the accompanying consolidated balance sheets of Toys “R” Us, Inc. and subsidiaries (the “Company”) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the three fiscal years in the period ended February 1, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Toys “R” Us, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 31, 2014

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Operations

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$12,543	$13,543	$13,909
Cost of sales	8,154	8,592	8,939
Gross margin	4,389	4,951	4,970
Selling, general and administrative expenses	4,010	4,041	4,029
Depreciation and amortization	388	407	403
Goodwill impairment	378	—	—
Other income, net	(37)	(53)	(44)
Total operating expenses	4,739	4,395	4,388
Operating (loss) earnings	(350)	556	582
Interest expense	(524)	(480)	(442)
Interest income	7	16	10
(Loss) earnings before income taxes	(867)	92	150
Income tax expense (benefit)	169	53	(1)
Net (loss) earnings	(1,036)	39	151
Less: Net earnings attributable to noncontrolling interest	3	1	2
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(1,039)	$38	$149

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Net (loss) earnings	$(1,036)	$39	$151
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(82)	(46)	12
Unrealized gain (loss) on hedged transactions	1	—	(2)
Unrecognized actuarial losses	—	(1)	(6)
Total other comprehensive (loss) income, net of tax	(81)	(47)	4
Comprehensive (loss) income, net of tax	(1,117)	(8)	155
Less: Comprehensive income attributable to noncontrolling interest	3	1	2
Comprehensive (loss) income attributable to Toys “R” Us, Inc.	$(1,120)	$(9)	$153
See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Balance Sheets

(In millions - except share amounts)	February 1, 2014	February 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$644	$1,118
Accounts and other receivables	249	255
Merchandise inventories	2,171	2,229
Current deferred tax assets	31	104
Prepaid expenses and other current assets	125	136
Total current assets	3,220	3,842
Property and equipment, net	3,638	3,891
Goodwill	64	445
Deferred tax assets	152	244
Restricted cash	53	16
Other assets	422	483
Total Assets	$7,549	$8,921

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$1,488	$1,379
Accrued expenses and other current liabilities	920	900
Income taxes payable	19	53
Current portion of long-term debt	89	339
Total current liabilities	2,516	2,671
Long-term debt	4,918	4,990
Deferred tax liabilities	96	135
Deferred rent liabilities	362	356
Other non-current liabilities	235	235
Temporary Equity	78	49
Stockholders’ (Deficit) Equity
Common stock (par value $0.001 and $0.001; shares authorized 55,000,000 and 55,000,000; shares issued and outstanding 49,047,844 and 49,288,114 at February 1, 2014 and February 2, 2013, respectively)	—	—
Treasury stock	(9)	(4)
Additional paid-in capital	49	47
(Accumulated deficit) retained earnings	(612)	445
Accumulated other comprehensive loss	(84)	(3)
Total Stockholders’ (Deficit) Equity	(656)	485
Total Liabilities, Temporary Equity and Stockholders’ (Deficit) Equity	$7,549	$8,921
See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Cash Flows from Operating Activities:
Net (loss) earnings	$(1,036)	$39	$151
Adjustments to reconcile Net (loss) earnings to Net cash provided by operating activities:
Depreciation and amortization	388	407	403
Amortization and write-off of debt issuance costs	51	36	35
Net gains on sales of properties	(8)	(4)	(3)
Deferred income taxes	133	36	(43)
Non-cash portion of asset impairments, restructuring and other charges	49	22	18
Goodwill impairment	378	—	—
Other	37	6	(5)
Changes in operating assets and liabilities:
Accounts and other receivables	(1)	(9)	1
Merchandise inventories	13	(32)	(92)
Prepaid expenses and other operating assets	21	13	45
Accounts payable, Accrued expenses and other liabilities	160	(4)	(182)
Income taxes payable and receivable	(41)	27	(9)
Net cash provided by operating activities	144	537	319
Cash Flows from Investing Activities:
Capital expenditures	(238)	(286)	(380)
(Increase) decrease in restricted cash	(34)	14	(14)
Proceeds from sales of fixed assets	35	20	24
Purchases of debt securities	(20)	—	(26)
Proceeds from redemption of debt securities	52	—	—
Acquisitions	—	(15)	(70)
Cash effect of the consolidation of Labuan	—	—	12
Net cash used in investing activities	(205)	(267)	(454)
Cash Flows from Financing Activities:
Long-term debt borrowings	3,159	1,972	2,236
Long-term debt repayments	(3,491)	(1,802)	(2,396)
Short-term debt borrowings, net	(2)	5	(11)
Capitalized debt issuance costs	(47)	(25)	(14)
Purchase of Toys-Japan shares	—	—	(1)
Other	(7)	(3)	1
Net cash (used in) provided by financing activities	(388)	147	(185)
Effect of exchange rate changes on Cash and cash equivalents	(25)	—	8
Cash and cash equivalents:
Net (decrease) increase during period	(474)	417	(312)
Cash and cash equivalents at beginning of period	1,118	701	1,013
Cash and cash equivalents at end of period	$644	$1,118	$701

Supplemental Disclosures of Cash Flow Information:
Interest paid	$458	$432	$432
Net income tax payments (refunds)	$71	$(4)	$66
Non-Cash Operating Information:
Purchases of property and equipment included in Accounts payable and Accrued expenses and other current liabilities	$24	$26	$28
See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficit) Equity

	Toys “R” Us, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Total (Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ (Deficit) Equity
(In millions)	Issued Shares	Treasury Amount
Balance, January 29, 2011	49	$(8)	$31	$280	$40	$343
Net earnings attributable to Toys “R” Us, Inc.	—	—	—	149	—	149
Total other comprehensive income, net of tax	—	—	—	—	4	4
Issuance of restricted stock	—	7	(7)	—	—	—
Stock compensation expense	—	—	9	—	—	9
Repurchase of common stock	—	(2)	—	—	—	(2)
Issuance of common stock	—	1	2	—	—	3
Adjustment of noncontrolling interest to redemption value	—	—	—	(3)	—	(3)
Balance, January 28, 2012	49	$(2)	$35	$426	$44	$503
Net earnings attributable to Toys “R” Us, Inc.	—	$—	$—	$38	$—	$38
Total other comprehensive loss, net of tax	—	—	—	—	(47)	(47)
Restricted stock forfeitures	—	(1)	1	—	—	—
Stock compensation expense	—	—	14	—	—	14
Repurchase of common stock	—	(24)	—	—	—	(24)
Issuance of common stock	—	23	(5)	—	—	18
Stock award reclassification	—	—	2	—	—	2
Adjustment of noncontrolling interest to redemption value	—	—	—	(19)	—	(19)
Balance, February 2, 2013	49	$(4)	$47	$445	$(3)	$485
Net loss attributable to Toys “R” Us, Inc.	—	$—	$—	$(1,039)	$—	$(1,039)
Total other comprehensive loss, net of tax	—	—	—	—	(81)	(81)
Restricted stock forfeitures	—	(2)	2	—	—	—
Stock compensation expense	—	—	15	—	—	15
Repurchase of common stock	—	(38)	—	—	—	(38)
Issuance of common stock	—	35	(7)	—	—	28
Redemption value of redeemable shares to temporary equity	—	—	(8)	—	—	(8)
Adjustment of noncontrolling interest to redemption value	—	—	—	(18)	—	(18)
Balance, February 1, 2014	49	$(9)	$49	$(612)	$(84)	$(656)

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. We sell a variety of products in the core toy, entertainment, juvenile, learning and seasonal categories through our retail locations and the Internet. As of February 1, 2014, we operated 1,577 stores and licensed an additional 185 stores. These stores are located in 36 countries and jurisdictions around the world under the Toys “R” Us, Babies “R” Us and FAO Schwarz banners. In addition, we operate Toys “R” Us Express stores (“Express stores”), smaller format stores primarily open on a short-term basis during the holiday season. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and toys.com, as well as other Internet sites we operate in our international markets.
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. Unless otherwise stated, references to years in this report relate to the fiscal years below:

Fiscal Year	Number of Weeks	Ended
2013	52	February 1, 2014
2012	53	February 2, 2013
2011	52	January 28, 2012
Basis of presentation
The accompanying consolidated financial statements as of February 1, 2014 and February 2, 2013 and for each of the three year periods ended February 1, 2014, February 2, 2013 and January 28, 2012, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
During fiscal 2013, we recorded a $17 million ($11 million net of tax) non-cash charge in Selling, general and administrative expenses (“SG&A”) in our Consolidated Statement of Operations to correct our vacation accrual, with a corresponding increase in Accrued expenses and other current liabilities within the Consolidated Balance Sheet.  The adjustment to the vacation accrual was the result of a cumulative prior period correction.  Management concluded that the prior period correction did not have a material impact on the current or any previously reported Consolidated Financial Statements.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company. We eliminate all inter-company balances and transactions.
Variable Interest Entities
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC 810”), requires the consolidation of entities that are controlled by a company through interests other than voting interests. We evaluate our lending vehicles, including our commercial mortgage-backed securities, structured loans and any joint venture interests to determine whether we are the primary beneficiary of a variable interest entity (“VIE”). The primary beneficiary will have a controlling financial interest in a VIE if it has (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.
On March 25, 2013, our indirect wholly-owned subsidiary, Toys “R” Us Properties (UK) Limited (“UK Propco”) entered into a facility agreement (the “New UK Propco Facility Agreement”) with Debussy DTC Plc (“Debussy”), pursuant to which Debussy made loans (collectively, the “New UK Propco Loan”) to UK Propco on March 28, 2013 in the aggregate principal amount of £263 million. Debussy is a special purpose entity established with the limited purpose of making loans and issuing the £263 million of multiple classes of commercial mortgage backed fixed rate notes (the “Debussy Notes”) to third party investors and the Company. Refer to Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.
In accordance with ASC 810, we identified Debussy as a VIE because Debussy, by design, has insufficient equity investment at risk and its equity investment holders at risk lack the ability, through voting or similar rights, to direct the activities that most significantly impact Debussy’s economic performance.  Additionally, we evaluated our variable interests in Debussy and third party investors’ involvement in Debussy and concluded that the Company is not the primary beneficiary and therefore should not consolidate Debussy as we do not hold the power to direct the activities that most significantly impact Debussy’s economic performance. The Company has not identified any subsequent changes to Debussy’s governing documents or contractual arrangements that would change the characteristics or adequacy of the entity’s equity investment at risk in accordance with ASC 810.
During fiscal 2006, we identified Vanwall Finance PLC (“Vanwall”) as a VIE and concluded that in accordance with ASC 810, Vanwall should not be consolidated. Since fiscal 2006, prior to the repayment in fiscal 2013, we did not identify any subsequent changes that would have resulted in consolidation as we were not the primary beneficiary of that VIE. During fiscal 2013, we repaid the UK real estate senior and junior credit facilities issued by Vanwall, and thus terminated our interest in the VIE. Refer to Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.
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
Restricted Cash
Restricted cash represents collateral and other cash that is restricted from withdrawal. As of February 1, 2014 and February 2, 2013, we had restricted cash of $53 million and $16 million, respectively.
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
Property and Equipment, Net
We record property and equipment at cost. Property and leasehold improvements represent capital improvements made to our owned and leased properties. We record depreciation and amortization using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable.

We capitalize interest for new store construction-in-progress in accordance with ASC Topic 835, “Interest.” Capitalized interest amounts are immaterial.
Asset Retirement Obligations
We account for asset retirement obligations (“ARO”) in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations,” which requires us to recognize a liability for the fair value of obligations to retire tangible long-lived assets when there is a legal obligation to incur such costs. We recognize a liability for ARO, capitalize asset retirement costs and amortize these costs over the life of the assets. As of February 1, 2014 and February 2, 2013, we had ARO of $66 million, respectively.
Goodwill
Details on goodwill by segment are as follows:

(In millions)	February 1, 2014	February 2, 2013
Domestic	$—	$361
International (1)	64	84
Total	$64	$445

(1)	Foreign currency translation accounted for a $3 million decrease.
At February 1, 2014, our Toys-China and Southeast Asia reporting unit (included in our International segment) had $64 million of Goodwill. At February 2, 2013, our Toys-Domestic reporting unit had $361 million of Goodwill and our Toys-China and Southeast Asia and Toys-Japan reporting units (included in our International segment) had $64 million and $20 million of Goodwill, respectively. As a result of our fourth quarter fiscal 2013 goodwill impairment test, we recorded full impairments of the Toys-Domestic and Toys-Japan reporting unit’s goodwill balances of $361 million and $17 million, respectively, which were recorded in our Consolidated Statement of Operations for the fiscal year ended February 1, 2014. Refer to below and “CRITICAL ACCOUNTING POLICIES” within Item 7 entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for further details regarding the fiscal 2013 annual impairment tests.
The Company decided to change its annual goodwill impairment testing date from the first day of the fourth quarter (or the first day of the tenth fiscal month) to the last day of the eleventh fiscal month of each fiscal year, which is shortly after the holiday season. The change is preferable as it aligns the timing of the annual impairment test with the timing of the Company’s annual strategic planning process, which will now encompass actual holiday season results, given the later testing date. Historically, approximately 43% of our total Net sales are generated in the fourth quarter. This change in accounting principle does not delay, accelerate or avoid an impairment charge.
Due to significant judgments and estimates that are utilized in an impairment analysis, we determined it was impracticable to objectively conclude, without the use of hindsight, the assumptions that would have been used as of the last day of the eleventh fiscal month for each year prior to fiscal 2013. As such, we will prospectively apply the change in the annual goodwill impairment test beginning on December 28, 2013.
Goodwill is evaluated for impairment annually or whenever we identify certain events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount, in accordance with the provisions of ASC Topic 350, “Intangibles - Goodwill and Other” (“ASC 350”). Events or circumstances that might warrant an interim evaluation include, among other things, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. ASC 350 provides an entity with the option to first assess qualitative factors for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step quantitative impairment test. The optional qualitative assessment can be performed at the discretion of management for any or all of the reporting units in any given period.
For the two-step quantitative goodwill impairment test, we compare the current carrying value of the reporting unit to its current fair value to determine whether there is an indication of impairment. First, we determine the current fair value of the reporting unit by blending results from the market multiples approach and the income approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in our industry, and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. It is our policy to conduct impairment testing (both from a qualitative and quantitative perspective) based on our most current business plans, projected future revenues and cash flows, which reflect changes we anticipate in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in our reporting unit. The outcome of the market multiples and income approaches are heavily dependent upon the aforementioned projections. If the carrying value exceeds the fair value, we would then calculate the implied fair value of our reporting unit’s goodwill as compared to its carrying value to determine the appropriate impairment charge, if any. To calculate the implied fair value of goodwill the Company would allocate the reporting unit’s fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical scenario that faithfully represents an acquisition of the reporting unit in a business combination. If the implied fair value of the reporting unit’s goodwill is less than its carrying value, the difference is recorded as an impairment charge, not to exceed the balance of goodwill.
For the fourth quarter of fiscal 2013 goodwill impairment testing, management updated the five-year financial forecasts for fiscal 2014 through fiscal 2018, which contained significant declines in the projected financial performance of the Toys-Domestic and Toys-Japan reporting units compared to the projections used in goodwill impairment tests of prior years. The decrease in financial projections was primarily due to the fiscal 2013 decline in operating results, due in large part to the holiday season. This reduction in revenues and cash flows forecasted for the Toys-Domestic and Toys-Japan reporting units warranted performing the two-step quantitative test. Upon completing the step one quantitative impairment test, it was determined that the carrying values exceeded the respective fair values of each reporting unit and the Company proceeded to step two. The step two quantitative test indicated that the goodwill at each reporting unit was fully impaired. Therefore, goodwill balances of $361 million and $17 million related to Toys-Domestic and Toys-Japan, respectively, were recorded in the Goodwill impairment line within the Consolidated Statement of Operations for the fiscal year ended February 1, 2014. The fair value estimates incorporated in step two of the quantitative assessment were primarily based on third party appraisals, the market approach and the income approach, specifically the relief from royalty method in regards to certain intangible assets. The property appraisals incorporated a significant amount of judgment on the part of the third party valuation specialists regarding appropriate comparable properties and assessments of current market conditions, and the income approach valuations incorporated significant estimates and assumptions made by management including those relating to projected long-term rates of growth, customer attrition and profitability.
For the Toys-China and Southeast Asia reporting unit, we performed a qualitative assessment and determined that it was more likely than not that the respective fair value substantially exceeded the carrying value and noted no goodwill impairment indicators.
Debt Issuance Costs
We defer debt issuance costs, which are classified as non-current Other assets, and amortize the costs into Interest expense over the term of the related debt facility. Unamortized amounts at February 1, 2014 and February 2, 2013 were $127 million and $119 million, respectively. Deferred financing fees amortized to Interest expense for fiscals 2013, 2012 and 2011 were $51 million, $36 million and $35 million, respectively, which is inclusive of accelerated amortization due to certain debt repayments and refinancings prior to maturity.
Acquisition of Debt Securities
During fiscal 2013, we acquired £13 million ($20 million at March 28, 2013) principal amount of the various classes of Debussy Notes. These debt securities are included in Other assets within the Consolidated Balance Sheet, classified as held-to-maturity debt and reported at amortized cost. There were no acquisitions of debt securities during fiscal 2012. During fiscal 2011, we acquired from unaffiliated parties $36 million face value debt securities of Vanwall for $26 million. These debt securities were repaid during fiscal 2013 in conjunction with the refinancing of the UK senior and junior credit facilities. Refer to Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.
Insurance Risks
We self-insure a substantial portion of our workers’ compensation, general liability, auto liability, property, medical, prescription drug and dental insurance risks, in addition to maintaining third party insurance coverage. Provisions for losses related to self-insured risks are based upon actuarial techniques and estimates for incurred but not reported claims. We record the liability for workers’ compensation on a discounted basis. We also maintain insurance coverage above retention amounts of $15 million for employment practices liability, $8 million for catastrophic events, $5 million for property, $5 million for general liability, $4 million for auto liability and a minimum of $1 million for workers’ compensation to limit the exposure related to such risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. As of February 1, 2014 and February 2, 2013, we had

$102 million and $93 million, respectively, of reserves for self-insurance risk which have been included in Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets.
Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits and commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments and contingencies, refer to Note 15 entitled “COMMITMENTS AND CONTINGENCIES.”
Leases
We lease store locations, distribution centers, equipment and land used in our operations. Our lease store locations consist of locations which have buildings that are owned by us and land which is controlled through a ground lease with third parties (“Ground Lease Locations”) and locations that are controlled through straight leases for land and building which we lease from third parties (“Straight Lease Locations”). We account for our leases under the provisions of ASC Topic 840, “Leases” (“ASC 840”), which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Assets held under capital lease are included in Property and equipment, net. As of February 1, 2014 and February 2, 2013, accumulated depreciation related to capital leases for property and equipment was $41 million and $55 million, respectively.
We record operating leases on a straight-line basis over the lease term, which includes renewal options only if those options are specified in the lease agreement and if failure to exercise the renewal option imposes a significant economic penalty on us. For Ground Lease Locations, we include renewal options in the lease term through the estimated useful life of the owned building located on the property as failure to renew a ground lease during the estimated useful life of the building would result in forgoing an economic benefit given our significant capital investment at the inception of the lease to construct a new building. For Straight Lease Locations, we do not include renewal options in the lease term as the failure to renew a straight lease does not typically result in a significant economic penalty for us, and therefore renewal cannot be reasonably assured at the inception of the lease. Renewal options are exercised at our sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the useful life of buildings and leasehold improvements are limited by the expected lease term. Refer to Note 9 entitled “LEASES” for further details.
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
Deferred Rent
We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as a deferred rent liability or asset. Deferred rent liabilities in our Consolidated Balance Sheets totaled $374 million and $368 million at February 1, 2014 and February 2, 2013, respectively, of which $12 million was included in Accrued expenses and other current liabilities for each period, respectively. Landlord incentives and abatements are recorded in Deferred rent liabilities and amortized over the term of the lease.
Financial Instruments
We enter into foreign exchange forward contracts to minimize the risk associated with currency fluctuations relating to our foreign subsidiaries. We also enter into derivative financial arrangements such as interest rate swaps and interest rate caps to hedge interest rate risk associated with our long-term debt. We account for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and record all derivatives as either assets or liabilities on the Consolidated Balance Sheets measured at estimated fair value and recognize the changes in fair value as unrealized gains and losses. The recognition of these gains and losses depends on our intended use of the derivatives and resulting designation. We record the changes in fair value of derivative instruments, which do not qualify and therefore are not designated for hedge accounting, in our Consolidated Statements of Operations. If we determine that we do qualify for hedge accounting treatment, the following is a summary of the impact on our Consolidated Financial Statements:

•
For designated cash flow hedges, the effective portion of the changes in the fair value of derivatives is recorded in Accumulated other comprehensive (loss) income and subsequently recorded in Interest expense in the Consolidated Statements of Operations at the time the hedged item affects earnings.

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

Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for more information related to our accounting for derivative financial instruments. We did not have significant credit risk related to our financial instruments at February 1, 2014 and February 2, 2013.
Revenue Recognition
We generally recognize sales, net of customer coupons and other sales incentives, at the time the customer takes possession of merchandise, either at the point of sale in our stores or at the time the customer receives shipment of products purchased from our websites. We recognize the sale from layaway transactions when our customer satisfies all payment obligations and takes possession of the merchandise. Sales are recorded net of sales, use and value added taxes.
Other revenues of $56 million, $72 million and $79 million for fiscals 2013, 2012 and 2011, respectively, are included in Net sales. Other revenues consist of warranty income, licensing fees and non-core product related revenue.
We have license agreements with unaffiliated third party operators located outside the United States. The agreements are largely structured with royalty income paid as a percentage of sales for the use of our trademarks, trade name and branding. Licensing fees for fiscals 2013, 2012 and 2011 were $16 million, $16 million and $18 million, respectively.
Reserve for Sales Returns
We reserve amounts for sales returns for estimated product returns by our customers based on historical return experience, changes in customer demand, known returns we have not received, and other assumptions. The balances of our reserve for sales returns were $10 million and $11 million at February 1, 2014 and February 2, 2013, respectively.
Cost of Sales and Selling, General & Administrative Expenses
The following table illustrates what is reflected in each expense category:

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
•        restructuring charges; and
•        other corporate-related expenses.

Credits and Allowances Received from Vendors
We receive credits and allowances that are related to formal agreements negotiated with our vendors. These credits and allowances are predominantly for product markdowns, cooperative advertising, promotions and volume related purchases. We generally treat credits and allowances, including cooperative advertising allowances, as a reduction of product cost in accordance with the provisions of ASC Topic 605, “Revenue Recognition” (“ASC 605”) since such funds are not a reimbursement of specific, incremental, identifiable SG&A costs incurred by us in selling the vendors’ products.
Advertising Costs
Gross advertising costs are recognized in SG&A at the point of first broadcast or distribution and were $433 million, $449 million and $483 million in fiscals 2013, 2012 and 2011, respectively.
Pre-opening Costs
The cost of start-up activities, including organization costs, related to new store openings are expensed as incurred.

Costs of Computer Software
We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of ASC 350. We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of ASC 350 are met. We expense those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities as they are incurred. We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over a useful life of five years, beginning when the software is ready for its intended use. We amortized computer software costs of $31 million, $27 million and $22 million for fiscals 2013, 2012 and 2011, respectively.
Other Income, net
Other income, net includes the following:

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Credit card program income	$33	$22	$13
Gift card breakage income	24	21	22
Net gains on sales of properties	8	4	3
Impairment of long-lived assets	(44)	(11)	(6)
Other (1)	16	17	12
Total	$37	$53	$44

(1)
Includes advertising income from our websites, fixed asset write-offs, gains and losses resulting from foreign currency translation related to operations and other miscellaneous income and expense charges.

Credit Card Program
We currently operate under a Credit Card Program agreement (the “Agreement”) with a third-party credit lender to offer co-branded and private label credit cards to our customers. Our agreement with Chase Bank expired during fiscal 2012 at which time we entered into a seven-year Agreement with a new third-party credit lender, GE Retail Bank. There were no funds owed to Chase Bank as well as no material changes to the types of incentives we receive under the Agreement. The credit lender provides financing for our customers to purchase merchandise at our stores for all cardholders and other businesses for co-branded cardholders. We received an up-front incentive payment in fiscal 2012 for entering into the Agreement with GE Retail Bank, which was deferred and is being amortized ratably over the life of the Agreement. In addition, we receive bounty fees for credit card activations and royalties on the co-branded and private label credit cards, for which rates increased under the GE Retail Bank Agreement. Bounty fees and royalties are recognized when earned and realizable. During fiscals 2013, 2012 and 2011, we recognized credit card program income of $33 million, $22 million and $13 million, respectively.
Gift Card Breakage
We sell gift cards to customers in our retail stores, through our websites and through third parties and, in certain cases, provide gift cards for returned merchandise and in connection with promotions. We recognize income from gift card sales when the customer redeems the gift card, as well as an estimated amount of unredeemed liabilities (“breakage”). Gift card breakage is recognized proportionately, utilizing management estimates and assumptions based on actual redemptions, the estimated useful life of the gift card and an estimated breakage rate of unredeemed liabilities. Our estimated gift card breakage represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote and for which we have determined that we do not have a legal obligation to remit the value to the relevant jurisdictions. Income related to customer gift card redemption is included in Net sales, whereas income related to gift card breakage is recorded in Other income, net in our Consolidated Financial Statements. We recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards. We recognized $24 million, $21 million and $22 million of gift card breakage income in fiscals 2013, 2012 and 2011, respectively.
Net Gains on Sales of Properties
Net gains on sales of properties were $8 million, $4 million and $3 million for fiscals 2013, 2012 and 2011, respectively. Refer to Note 5 entitled “PROPERTY AND EQUIPMENT” for further information.

Impairment of Long-Lived Assets and Costs Associated with Exit Activities
We evaluate the carrying value of all long-lived assets, which include property, equipment and finite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic 360, “Property, Plant and Equipment.” Events or circumstances that might warrant an impairment review include, among other things, material declines in operational performance, significant adverse market conditions and significant changes or planned changes in our use of assets, including store relocation, store closure and property sales. If a long-lived asset is found to be non-recoverable, we record an impairment charge equal to the difference between the asset’s carrying value and fair value. This evaluation requires management to make judgments relating to future cash flows, growth rates, and economic and market conditions. These evaluations are based on determining the fair value of an asset using a valuation method such as discounted cash flow or a relative, market-based approach.
During fiscals 2013, 2012 and 2011, we recorded total impairment losses of $44 million, $11 million and $6 million, respectively. Impairment losses are recorded in Other income, net within our Consolidated Statements of Operations. These impairments were primarily due to the identification of underperforming stores and the relocation of certain stores.
For any store closing where a lease obligation still exists, we record the estimated future liability associated with the rental obligation less any estimated sublease income on the date the store is closed in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations.”
Foreign Currency Translation
The functional currencies of our foreign subsidiaries are as follows:

•	Australian dollar for our subsidiary in Australia;

•	British pound sterling for our subsidiary in the United Kingdom;

•	Brunei dollar for our subsidiary in Brunei;

•	Canadian dollar for our subsidiary in Canada;

•	Chinese yuan for our subsidiary in China;

•	Euro for our subsidiaries in Austria, France, Germany, Spain and Portugal;

•	Hong Kong dollar for our subsidiaries in Hong Kong;

•	Japanese yen for our subsidiary in Japan;

•	Malaysian ringgit for our subsidiary in Malaysia;

•	Polish zloty for our subsidiary in Poland;

•	Singapore dollar for our subsidiary in Singapore;

•	Swiss franc for our subsidiary in Switzerland;

•	Taiwan dollar for our subsidiary in Taiwan; and

•	Thailand baht for our subsidiary in Thailand.
Assets and liabilities are translated into USD using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period. The resulting translation adjustments are recorded in Accumulated other comprehensive (loss) income within the Consolidated Statements of Stockholders’ (Deficit) Equity.
Gains and losses resulting from foreign currency transactions related to operations are included in Other income, net. Foreign currency transactions related to short-term, cross-currency intercompany loans amounted to gains of $1 million, $2 million and $11 million for fiscals 2013, 2012 and 2011, respectively. Such amounts were included in Interest expense.
We economically hedge the majority of these short-term, cross-currency intercompany loans with foreign currency forward contracts. These derivative contracts were not designated as hedges and are recorded on our Consolidated Balance Sheets at fair value with a gain or loss recorded on the Consolidated Statements of Operations in Interest expense. For fiscals 2013, 2012 and 2011, we recorded losses of $1 million, $2 million and $4 million, respectively. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.
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

Under ASC 740, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements. Valuation allowances are established when, in management’s judgment, it is more likely than not that our deferred tax assets will not be realized. In assessing the need for a valuation allowance, management weighs the available positive and negative evidence, including limitations on the use of tax loss and other carryforwards due to changes in ownership, historic information, projections of future sources of taxable income, including future reversals of taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies.
At any one time, our tax returns for numerous tax years are subject to examination by U.S. Federal, state and foreign taxing jurisdictions. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes for income tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. We adjust these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently enacted tax law changes, published rulings, court cases and outcomes of tax audits. While we do not expect material changes, it is possible that our actual tax liability will differ from our established tax liabilities for unrecognized tax benefits, and our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of or the tax treatment of any particular tax position or deduction, we believe that our tax balances reflect the more-likely-than-not outcome of known tax contingencies. We report tax-related interest and penalties as a component of Income tax expense (benefit).
At February 1, 2014 and February 2, 2013, we reported unrecognized tax benefits in Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets. These tax liabilities do not include a portion of our unrecognized tax benefits, which have been recorded as either a reduction of Deferred tax assets related to tax loss carryforwards or a reduction of taxes receivable. For further information, refer to Note 10 entitled “INCOME TAXES.”
Temporary Equity
On October 31, 2011, the Company recognized Noncontrolling interest in the amount of $24 million which was measured at fair value at the acquisition date. Refer to Note 17 entitled “ACQUISITIONS” for further details. In accordance with the terms of the agreement, the Noncontrolling interest is redeemable for cash or common stock of the Company at the option of the holder. As such, the Noncontrolling interest has been recorded in Temporary Equity in our Consolidated Balance Sheets at its redemption value.
In addition, as a result of modifications made to our stock-based compensation plans during fiscal 2013, certain equity awards are redeemable for cash at the option of the holder and redemption is probable. In accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) and ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), the shares have been recorded in Temporary Equity in our Consolidated Balance Sheet at their redemption value. Refer to Note 7 entitled “STOCK-BASED COMPENSATION” for further details.
The reconciliation of the changes in Temporary Equity is as follows:

(In millions)
Balance, October 31, 2011	$24
Net earnings attributable to noncontrolling interest	2
Adjustment of noncontrolling interest to redemption value	3
Balance, January 28, 2012	29
Net earnings attributable to noncontrolling interest	1
Adjustment of noncontrolling interest to redemption value	19
Balance, February 2, 2013	49
Net earnings attributable to noncontrolling interest	3
Adjustment of noncontrolling interest to redemption value	18
Redemption value of redeemable shares	8
Balance, February 1, 2014	$78

Stock-Based Compensation
Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We have applied ASC 718 to new awards and to awards modified, repurchased or canceled since January 29, 2006. For further information, refer to Note 7 entitled “STOCK-BASED COMPENSATION.”

NOTE 2 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as well as the effective interest rates on our outstanding variable rate debt as of February 1, 2014 and February 2, 2013, respectively, is outlined in the table below:

(In millions)	February 1, 2014	February 2, 2013
Short-term borrowings
Labuan uncommitted lines of credit	$12	$14
Long-term debt
French real estate credit facility, due fiscal 2013 (4.51%) (1)	—	83
UK real estate senior credit facility, due fiscal 2013 (5.02%) (2)	—	543
UK real estate junior credit facility, due fiscal 2013 (6.84%) (2)	—	94
Toys-Japan unsecured credit lines, expire fiscals 2014-2015 (3)	5	27
Secured revolving credit facility, expires fiscal 2015 (4)	—	—
Spanish real estate credit facility, due fiscal 2015 (EURIBOR+6.0%)	71	102
European and Australian asset-based revolving credit facility, expires fiscal 2016	—	—
Secured term loan facility, due fiscal 2016 (LIBOR+4.50%) (4)	646	677
7.375% senior secured notes, due fiscal 2016 (4)	357	361
10.750% senior notes, due fiscal 2017 (5)	—	934
10.375% senior notes, due fiscal 2017 (6)	447	446
8.500% senior secured notes, due fiscal 2017 (7)	719	718
French real estate credit facility, due fiscal 2018 (EURIBOR+4.50%) (1)	64	—
Incremental secured term loan facility, due fiscal 2018 (LIBOR+3.75%) (4)	372	391
Second incremental secured term loan facility, due fiscal 2018 (LIBOR+3.75%) (4)	210	220
7.375% senior notes, due fiscal 2018 (6)	403	404
Senior unsecured term loan facility, due fiscal 2019 (LIBOR+5.00%) (5)	973	—
UK real estate credit facility, due fiscal 2020 (6.85%) (2)	433	—
Toys-Japan 1.85%-2.85% loans, due fiscals 2013-2021 (8)	91	107
8.750% debentures, due fiscal 2021 (9)	22	22
Finance obligations associated with capital projects	174	163
Capital lease obligations	20	37
	5,007	5,329
Less current portion	89	339
Total Long-term debt (10)	$4,918	$4,990

(1)
On February 27, 2013, Toys “R” Us France Real Estate SAS (“TRU France Real Estate”) entered into a five year senior secured term loan facility agreement (the “France Propco Facility Agreement”) for an aggregate principal amount of €48 million. The net proceeds of the loan under the France Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the €61 million French real estate credit facility due fiscal 2013.

(2)
On March 25, 2013, UK Propco entered into the New UK Propco Facility Agreement, which was funded on March 28, 2013, for an aggregate principal amount of £263 million. The net proceeds of the loan under the New UK Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the UK real estate senior and junior credit facilities due fiscal 2013.

(3)
Toys “R” Us-Japan, Ltd. (“Toys-Japan”) currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). On June 25, 2013, Toys-Japan entered into an agreement to refinance Tranche 1 of its committed lines of credit.

(4)	Represents obligations of Toys “R” Us - Delaware, Inc. (“Toys-Delaware”).

(5)
Represents obligations of Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”). On August 21, 2013, TRU Propco I entered into a senior unsecured term loan facility for an aggregate principal amount of $985 million due fiscal 2019 (the “Propco I Term Loan Facility”). The proceeds, together with other funds available to TRU Propco I, were used to redeem in full TRU Propco I’s $950 million senior unsecured 10.750% notes due fiscal 2017, plus accrued interest, premiums and fees.

(6)
Represents obligations of Toys “R” Us, Inc. (the “Parent Company”) legal entity. For further details on Parent Company information, refer to Schedule I — Parent Company Condensed Financial Statements and Notes to the Condensed Financial Statements.

(7)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).

(8)	On February 28, 2013, Toys-Japan entered into an additional bank loan with a financial institution for ¥2.0 billion.

(9)	Represents obligations of the Parent Company and Toys-Delaware.

(10)
We maintain derivative instruments on certain of our long-term debt, which impact our effective interest rates. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.

As of February 1, 2014, we had total indebtedness of $5.0 billion, of which $2.9 billion was secured indebtedness. Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our ability to:

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
The amount of total net assets that were subject to such restrictions was $700 million as of February 1, 2014. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of February 1, 2014, we have funds available to finance our operations under our European and Australian asset-based revolving credit facility (“European ABL Facility”) through March 2016, our Secured revolving credit facility (“ABL Facility”) through August 2015 and our Toys-Japan unsecured credit lines with a tranche maturing June 2014 and a tranche maturing June 2015. In addition, Labuan and Toys-Japan have uncommitted lines of credit due on demand.
The total fair values of our Long-term debt, with carrying values of $5.0 billion and $5.3 billion at February 1, 2014 and February 2, 2013, were $4.6 billion and $5.4 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods. A portion of these instruments are classified as Level 3, as these are not publicly traded and therefore we are unable to obtain quoted market prices. The fair value of these Level 3 debt instruments totaled $0.8 billion and $1.1 billion at February 1, 2014 and February 2, 2013.

The annual maturities of our Short-term borrowings and Long-term debt, including current portions, at February 1, 2014 are as follows:

(In millions)	Annual Maturities
2014	$101
2015	129
2016	1,010
2017	1,195
2018	1,036
2019 and subsequent	1,567
Total	$5,038
Labuan uncommitted lines of credit, due on demand ($12 million at February 1, 2014)
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$302 million ($39 million at February 1, 2014). As of February 1, 2014, we had $12 million of borrowings, which has been included in Accrued expenses and other liabilities on our Consolidated Balance Sheet, and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $24 million. The average interest rate on the drawn borrowings was 2.36% and 2.06% as of February 1, 2014 and February 2, 2013, respectively.
Toys-Japan unsecured credit lines, expire fiscals 2014-2015 ($5 million at February 1, 2014)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes the Tranche 1 and Tranche 2 unsecured loan commitment lines of credit. On June 25, 2013, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 1. As a result, Tranche 1 is available in amounts up to ¥13.0 billion ($127 million at February 1, 2014), expiring on June 30, 2015, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80% per annum. We paid fees of $2 million to refinance Tranche 1, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. As of February 1, 2014, deferred debt issuance costs for this agreement were $1 million and have been included in Other assets on our Consolidated Balance Sheet. At February 1, 2014, we had outstanding borrowings of $5 million under Tranche 1, with $122 million of remaining borrowing availability.
Tranche 2 is available in amounts of up to ¥12.0 billion ($118 million at February 1, 2014), expiring on June 27, 2014, and bears an interest rate of TIBOR plus 0.80% per annum. Deferred debt issuance costs for this agreement were nominal and $1 million at February 1, 2014 and February 2, 2013, respectively, and have been included in Other assets on our Consolidated Balance Sheets. At February 1, 2014, we had no outstanding borrowings under Tranche 2, with $118 million of remaining availability.
These agreements contain covenants that require, among other things, Toys-Japan to maintain a certain level of net assets and profitability during the agreement terms, including provisions that require Toys-Japan to not incur two consecutive years of ordinary loss in accordance with accounting principles generally accepted in Japan (“JGAAP”), as defined in the credit agreement. The agreement also restricts Toys-Japan from paying dividends or making loans to affiliates without lender consent.
Additionally, Toys-Japan has an uncommitted line of credit with total availability of ¥2.8 billion ($28 million at February 1, 2014), which will renew April 1 of each year unless otherwise canceled. The uncommitted line of credit bears an interest rate of TIBOR plus 0.50%. As of February 1, 2014, we had no outstanding borrowings under the uncommitted line of credit.
$1.85 billion ABL Facility, expires fiscal 2015 ($0 million at February 1, 2014)
The ABL Facility provides for $1.85 billion of revolving commitments maturing on August 10, 2015, which could increase by $650 million, subject to certain conditions. The ABL Facility bears a tiered floating interest rate of London Interbank Offered Rate (“LIBOR”) plus a margin of between 2.50% and 3.00% depending on usage, or, at the option of Toys-Delaware, an interest rate equal to a prime rate plus a margin of between 1.50% and 2.00% depending on usage. In addition, the ABL Facility requires the Company to pay, on a quarterly basis, a tiered unused commitment fee ranging from 0.375% to 0.625% of the average daily balance of unused commitments.
At February 1, 2014, under our ABL facility, we had no outstanding borrowings, a total of $103 million of outstanding letters of credit and excess availability of $969 million. This amount is also subject to the minimum excess availability covenant, which was $125 million at February 1, 2014, with remaining availability of $844 million in excess of the covenant. Deferred debt issuance costs for this credit facility were $19 million and $32 million at February 1, 2014 and February 2, 2013, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
Subsequent Event
On March 21, 2014, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement for its ABL Facility in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended will continue to provide for $1.85 billion of revolving commitments, and permits Toys-Delaware to request an increase in commitments by up to $1.15 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The ABL Facility has a final maturity date of March 21, 2019, with a springing maturity date if the Toys-Delaware term loans due fiscal 2016 and fiscal 2018 and the Toys-Delaware secured notes due fiscal 2016 are not repaid 30 days prior to maturity.  The ABL Facility as amended bears a tiered floating interest rate of LIBOR plus a margin of between 1.50% and 1.75% depending on usage (or, at the election of the borrower, a tiered floating interest rate based on the agent’s prime rate plus a margin of between 0.50% and 0.75% depending on usage).  A commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter.
The ABL facility will continue to be available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets of Toys-Delaware and certain of its subsidiaries, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants that, among other things, restrict Toys-Delaware’s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, repurchase capital stock or make other restricted payments, repay or prepay certain debt, engage in transactions with affiliates, amend material documents and change fiscal year. The ABL Facility, as amended pursuant to the amended and restated credit agreement, requires Toys-Delaware to maintain excess availability at all times of no less than $125 million and to sweep cash toward prepayment of the loans if excess availability falls below $150 million for any three days in a 30-day period (or if certain specified defaults are continuing or if excess availability falls below $130 million at any time). Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory and eligible credit card receivables and certain real estate less any applicable availability reserves.
European ABL Facility, expires fiscal 2016 ($0 million at February 1, 2014)
On March 8, 2011, certain of our foreign subsidiaries amended and restated the credit agreement for the European ABL Facility in order to extend the maturity date of the facility and amend certain other provisions. The European ABL Facility, as amended provides for a five-year £128 million asset-based senior secured revolving credit facility which will expire on March 8, 2016. Additionally, on April 29, 2011, we partially exercised the accordion feature which increased availability to include additional lender commitments. This increased the size of the facility from £128 million to £138 million ($227 million at February 1, 2014). Loans under the European ABL Facility bear interest at a rate of LIBOR or the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 2.25%, 2.50% or 2.75% depending on historical excess availability. In addition, a commitment fee accrues on any unused portion of the commitments at a rate per annum of 0.375% or 0.50% based on usage. Deferred debt issuance costs for this credit facility were $4 million and $7 million at February 1, 2014 and February 2, 2013, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
Borrowings under the European ABL Facility are subject, among other things, to the terms of a borrowing base derived from the value of eligible inventory and/or eligible credit card receivables of certain of Toys “R” Us Europe, LLC’s (“Toys Europe”) and Toys “R” Us Australia Holdings, LLC’s (“Toys Australia”) subsidiaries organized in Australia, England and France. The terms of the European ABL Facility include a customary cash dominion trigger requiring the cash of certain of Toys Europe’s and Toys Australia’s subsidiaries to be applied to pay down outstanding loans if availability falls below certain thresholds. The European ABL Facility also contains a springing fixed charge coverage ratio of 1.00 to 1.00 based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the agreement governing the European ABL Facility) and fixed charges of Toys Europe, Toys Australia and their subsidiaries. Borrowings under the European ABL Facility are guaranteed by Toys Europe, Toys Australia and certain of their material subsidiaries, with certain customary local law limitations and to the extent such guarantees do not result in adverse tax consequences. Borrowings are secured by substantially all of the assets of Toys Europe, Toys Australia and the UK and Australian obligors, as well as by share pledges over the shares of certain other material subsidiaries and pledges over certain of their assets (including bank accounts and certain receivables). The European ABL Facility contains covenants that, among other things, restrict the ability of Toys Europe and Toys Australia and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, repurchase or pay dividends or make certain other restricted payments on capital stock, make acquisitions or investments or engage in mergers or consolidations. At February 1, 2014, we had no outstanding borrowings and $107 million of availability under the European ABL Facility.

€53 million Spanish real estate credit facility, due fiscal 2015 ($71 million at February 1, 2014)
On January 29, 2013, Toys “R” Us Iberia Real Estate S.L.U. (“TRU Iberia Real Estate”) entered into a three year senior secured term loan facility agreement (the “Spain Propco Facility Agreement”) for an aggregate principal amount of €75 million. The net proceeds of the loan under the Spain Propco Facility Agreement, together with cash on hand were used to provide funds to repay the principal amount under the €126 million Spanish real estate credit facility due fiscal 2012. TRU Iberia Real Estate owns freehold and leasehold interests in properties in various retail markets throughout Spain. Under an operating company/property company structure, TRU Iberia Real Estate leases these properties on a triple-net basis to Toys “R” Us Iberia, SA (“Spain Opco”). Substantially all of TRU Iberia Real Estate’s revenues and cash flows are derived from payments from Spain Opco under a series of uniform lease agreements. The loan is secured by 26 properties located in Spain. The Spain Propco Facility Agreement will mature on January 29, 2016 and bears interest equal to the EURIBOR plus 6.00%. We have entered into an interest rate cap as required under the Spain Propco Facility Agreement capping EURIBOR at 2.00% per annum. TRU Iberia Real Estate is required to repay the principal of the loan in installments equal to €22.5 million, €22.5 million and €30 million in the first, second and third years of the loan, respectively. As such, we have repaid the first installment of €22.5 million during fiscal 2013, and the second installment of €22.5 million ($30 million at February 1, 2014) has been classified as Current portion of long-term debt on our Consolidated Balance Sheet. Deferred debt issuance costs for this credit facility were $5 million and $7 million at February 1, 2014 and February 2, 2013, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
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
7.375% senior secured notes, due fiscal 2016 ($357 million at February 1, 2014)
On August 24, 2010, Toys-Delaware completed the offering of the 7.375% Senior Secured Notes, which will mature on September 1, 2016 (the “Toys-Delaware Secured Notes”). These notes were issued at par. In conjunction with the offering, we entered into a receive-fixed, pay variable interest rate swap on December 7, 2010. The swap has been designated as a fair value hedge. Investment funds or accounts advised by KKR owned an aggregate of $9 million and $5 million of the Toys-Delaware Secured Notes as of February 1, 2014 and February 2, 2013, respectively. Deferred debt issuance costs for the Toys-Delaware Secured Notes were $5 million and $6 million at February 1, 2014 and February 2, 2013, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
The indenture governing the Toys-Delaware Secured Notes contains covenants, including, among other things, covenants that restrict the ability of Toys-Delaware to incur additional indebtedness, sell assets, enter into affiliate transactions, pay dividends or make other distributions, make investments and other restricted payments or create liens. These covenants are subject to a number of important qualifications and limitations. Certain covenants will be suspended at any time the Toys-Delaware Secured Notes are rated “investment grade.” As of February 1, 2014, the Toys-Delaware Secured Notes are not “investment grade.” In addition, the indenture contains other customary terms and covenants, including certain events of default after which the Toys-Delaware Secured Notes may be declared or become due and payable immediately. The Toys-Delaware Secured Notes are redeemable, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any. Following specified kinds of changes of control with respect to us or Toys-Delaware, Toys-Delaware will be required to offer to purchase the Toys-Delaware Secured Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. Interest on the Toys-Delaware Secured Notes is payable in cash semi-annually in arrears through maturity on March 1 and September 1 of each year. The Toys-Delaware Secured Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act.
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

Secured term loan facility, due fiscal 2016 ($646 million at February 1, 2014)
Concurrent with the offering of the Toys-Delaware Secured Notes, Toys-Delaware amended and restated the secured term loan originally due fiscal 2012 to extend the maturity date of this loan facility and amend certain other provisions. The amended secured term loan facility is in an aggregate principal amount of $700 million (the “Secured Term Loan Facility”) and was issued at a discount of $11 million which resulted in proceeds of $689 million. Investment funds or accounts advised by KKR owned an aggregate of $70 million and $67 million of the Secured Term Loan Facility as of February 1, 2014 and February 2, 2013, respectively. The Secured Term Loan Facility will mature on September 1, 2016 and bears interest equal to LIBOR (with a floor of 1.50%) plus 4.50%, which is subject to a step down of 0.25% based on total leverage. In addition, pursuant to the terms of the agreement, Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($7 million per year) of the original principal amount of the loan. As such, this amount has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of February 1, 2014. Deferred debt issuance costs for the Secured Term Loan Facility were $7 million and $10 million at February 1, 2014 and February 2, 2013, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
The Secured Term Loan Facility as amended, provides for, among other things, an accordion feature that allows Toys-Delaware to request one or more additional term loans be added to the Secured Term Loan Facility in an aggregate principal amount of up to $700 million, to be reduced on a dollar-for-dollar basis by the aggregate principal amount of one or more additional series of senior secured notes that may be issued after the date of the initial issuance of the Toys-Delaware Secured Notes. We exercised a portion of the accordion feature on May 25, 2011 by adding a new tranche of term loans in an aggregate principal amount of $400 million due fiscal 2018. Refer to “Incremental Secured Term Loan” section below. Additionally, on April 10, 2012, we exercised an additional portion of the accordion feature by adding a new tranche of term loans in an aggregate principal amount of $225 million due fiscal 2018. Refer to the “Second Incremental Secured Term Loan” section below.
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
The Secured Term Loan Facility contains a provision that requires us to repay a specified percentage of excess cash flow generated in the previous fiscal year, as defined in the agreement, starting with the fiscal year ended January 28, 2012. On May 31, 2013, we made a $50 million partial prepayment of the Secured Term Loan Facility, including the Incremental and Second Incremental Secured Term Loans on a pro rata basis. At this time, we do not believe this provision will require a payment for the fiscal year ended February 1, 2014.
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
10.375% senior notes, due fiscal 2017 ($447 million at February 1, 2014)
On August 1, 2012, we completed the offering of $450 million aggregate principal amount of 10.375% senior notes, which will mature on August 15, 2017 (the “2017 Notes”). The 2017 Notes were issued at a discount of $4 million, which resulted in proceeds of $446 million. Investment funds or accounts advised by KKR owned an aggregate of $9 million and $14 million of the 2017 Notes as of February 1, 2014 and February 2, 2013, respectively. The net proceeds were used to redeem the $400 million outstanding principal amount of our 7.875% senior notes due fiscal 2013 (the “2013 Notes”), including premiums, and for general corporate purposes. As a result of the repayment of the 2013 Notes, we expensed less than $1 million of deferred debt issuance costs. The 2017 Notes are solely the obligation of the Parent Company and are not guaranteed by Toys-Delaware or any of our other subsidiaries. Deferred debt issuance costs for these notes were $10 million and $12 million at February 1, 2014 and February 2, 2013, respectively, and have been included in Other assets on our Consolidated Balance Sheets.

The indenture governing the 2017 Notes contain covenants, including, among other things, covenants that restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions, make investments and other restricted payments, create liens, sell assets, incur restrictions on the ability of a subsidiary to pay dividends or make other payments, enter into certain transactions with affiliates and consolidate, merge, sell or otherwise dispose of all or substantially all of their assets. These covenants are subject to a number of important qualifications and exceptions and will not be applicable to any of our subsidiaries that are designated as “unrestricted subsidiaries.” As of February 1, 2014, TRU Asia, LLC, our majority owned subsidiary operating in Asia (other than Japan), is an unrestricted subsidiary.
Certain covenants will be suspended at any time the 2017 Notes are rated “investment grade.” As of February 1, 2014, the 2017 Notes are not “investment grade.” In addition, the indenture contains customary terms and covenants, including certain events of default after which the 2017 Notes may be due and payable immediately.
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
8.500% senior secured notes, due fiscal 2017 ($719 million at February 1, 2014)
On November 20, 2009, TRU Propco II, formerly known as Giraffe Properties, LLC, an indirect wholly-owned subsidiary, completed the offering of $725 million aggregate principal amount of senior secured 8.500% notes, which will mature on December 1, 2017 (the “Propco II Notes”). TRU Propco II owns fee and ground leasehold interests in properties in various retail markets throughout the United States. Under an operating company/property company structure, TRU Propco II leases these properties on a triple-net basis to Toys-Delaware. Substantially all of TRU Propco II’s revenues and cash flows are derived from payments from Toys-Delaware under the master lease agreement between TRU Propco II as landlord and Toys-Delaware as tenant (the “TRU Propco II Master Lease”). The rent under the TRU Propco II Master Lease will increase by 10% every five years during its 20-year term. The Propco II Notes were issued at a discount of $10 million which resulted in proceeds of $715 million. Investment funds or accounts advised by KKR owned an aggregate of $5 million of the Propco II Notes as of February 1, 2014 and February 2, 2013, respectively. The Propco II Notes are solely the obligation of TRU Propco II and are not guaranteed by the Parent Company or Toys-Delaware or any of our other subsidiaries. The Propco II Notes are secured by the first priority security interests in all of the existing and future real estate properties of TRU Propco II and its interest in the TRU Propco II Master Lease. Those real estate properties and interests in the TRU Propco II Master Lease are not available to satisfy or secure the obligations of the Company or its affiliates, other than the obligations of TRU Propco II under the Propco II Notes. Deferred debt issuance costs for these notes were $14 million and $17 million at February 1, 2014 and February 2, 2013, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
The indenture governing the Propco II Notes contains covenants, including, among other things, covenants that restrict the ability of TRU Propco II to incur additional indebtedness, sell assets, enter into affiliate transactions, pay dividends or make other distributions, make other restricted payments and investments, or create liens.  The indenture governing the Propco II Notes also contains covenants that limit the ability of the Parent Company to cause or permit Toys-Delaware to incur indebtedness, pay dividends, make distributions or make other restricted payments and investments. These covenants are subject to a number of important qualifications and limitations. The Propco II Notes are redeemable, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any. Following specified kinds of changes of control with respect to the Parent Company, Toys-Delaware or TRU Propco II, TRU Propco II will be required to offer to purchase the Propco II Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any to, but not including, the purchase date. Interest on the Propco II Notes is payable in cash semi-annually in arrears through maturity on June 1 and December 1 of each year.

€47 million French real estate credit facility, due fiscal 2018 ($64 million at February 1, 2014)
On February 27, 2013, TRU France Real Estate entered into the France Propco Facility Agreement for an aggregate principal amount of €48 million. The net proceeds of the loan under the France Propco Facility Agreement, together with cash on hand, were used to repay the principal balance of the €61 million French real estate credit facility due fiscal 2013. TRU France Real Estate owns freehold and leasehold interests in properties in various retail markets throughout France. Under an operating company/property company structure, TRU France Real Estate leases these properties on a triple-net basis to Toys “R” Us SARL (“France Opco”). Substantially all of TRU France Real Estate’s revenues and cash flows are derived from payments from France Opco under a series of amended lease agreements. The loan is secured by nine properties located in France. The France Propco Facility Agreement will mature on February 27, 2018 and bears interest equal to EURIBOR plus 4.50%. We have entered into an interest rate cap as required under the France Propco Facility Agreement capping EURIBOR at 2.50% per annum. Additionally, TRU France Real Estate is required to make principal payments equal to 1.25% per year of the original loan amount. As such, $1 million has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of February 1, 2014.
In conjunction with the France Propco Facility Agreement, we incurred transaction fees of $4 million, which have been capitalized as deferred debt issuance costs and will be amortized over the term of the agreement. At February 1, 2014, deferred debt issuance costs for this facility were $4 million and have been included in Other assets on our Consolidated Balance Sheets.
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
Incremental secured term loan, due fiscal 2018 ($372 million at February 1, 2014)
On May 25, 2011, Toys-Delaware and certain of its subsidiaries entered into a Joinder Agreement (the “Joinder Agreement”) to the Secured Term Loan Facility. The Joinder Agreement added a new tranche of term loans in an aggregate principal amount of $400 million due fiscal 2018 (“Incremental Secured Term Loan”).
The Incremental Secured Term Loan was issued at a discount of $4 million which resulted in proceeds of $396 million. Investment funds or accounts advised by KKR owned an aggregate of $50 million and $63 million of the Incremental Secured Term Loan as of February 1, 2014 and February 2, 2013, respectively. On June 24, 2011, the net proceeds from the Incremental Secured Term Loan along with borrowings from our ABL Facility were used to provide funds to redeem the outstanding principal amount of the 7.625% notes due fiscal 2011 for a total redemption price, including interest and premiums, of $519 million. The Incremental Secured Term Loan will mature on May 25, 2018, and bears interest at LIBOR (with a floor of 1.50%) plus 3.75%, which is subject to a step down of 0.25% based on total leverage. Deferred debt issuance costs for these loans were $4 million and $5 million at February 1, 2014 and February 2, 2013, respectively, and have been included in Other assets on our Consolidated Balances Sheets.
The Incremental Secured Term Loan is governed by the Secured Term Loan Facility and has the same collateral, covenants and restrictions as the Secured Term Loan Facility. Pursuant to the terms of the Joinder Agreement, Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($4 million per year) of the original principal amount of the loan. As such, this amount has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of February 1, 2014. Toys-Delaware may optionally prepay the outstanding principal balance of the Incremental Secured Term Loan at any time.
Second incremental secured term loan, due fiscal 2018 ($210 million at February 1, 2014)
On April 10, 2012, Toys-Delaware and certain of its subsidiaries entered into a Second Joinder Agreement (the
“Second Joinder Agreement”) to the Secured Term Loan Facility. The Second Joinder Agreement added the Second Incremental Secured Term Loan, increasing the total size of the Secured Term Loan Facility to an aggregate principal amount of $1.3 billion.
The Second Incremental Secured Term Loan was borrowed at a discount of $5 million, which resulted in proceeds of $220 million. Investment funds or accounts advised by KKR owned an aggregate of $9 million and $8 million of the Second Incremental Secured Term Loan as of February 1, 2014 and February 2, 2013, respectively. The net proceeds were used by Toys-Delaware for general corporate purposes, including, without limitation, to make restricted payments or other distributions or advances to provide funds to us to repay, refinance, repurchase, redeem, defease or otherwise satisfy any indebtedness of the Company or any of its subsidiaries. The Second Incremental Secured Term Loan will mature on May 25, 2018, and bears interest at LIBOR (with a floor of 1.50%) plus 3.75%, subject to a 0.25% step-down based on our total leverage ratio. Deferred debt issuance costs for these loans were $3 million and $4 million at February 1, 2014 and February 2, 2013, respectively, and have been included in Other assets on our Consolidated Balance Sheets.

The Second Incremental Secured Term Loan is governed by the Secured Term Loan Facility and has the same collateral, covenants and restrictions as the Secured Term Loan Facility. Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($2.25 million per year) of the original principal amount of the loan. As such, this amount has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of February 1, 2014.
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
7.375% senior notes, due fiscal 2018 ($403 million at February 1, 2014)
On September 22, 2003, Toys “R” Us, Inc. issued $400 million in notes bearing interest at a coupon rate of 7.375%, which will mature on October 15, 2018. The notes were issued at a discount of $2 million which resulted in proceeds of $398 million. Simultaneously with the sale of the notes, we entered into interest rate swap agreements. We subsequently terminated the swaps and received a payment of $10 million which is being amortized over the remaining term of the notes. Interest is payable semi-annually on April 15 and October 15 of each year. These notes carry a limitation on creating liens on domestic real property or improvements or the stock or indebtedness of domestic subsidiaries (subject to certain exceptions) that exceed the greater of 10% of the consolidated net tangible assets or 15% of the consolidated capitalization. The covenants also restrict sale and leaseback transactions (subject to certain exceptions) unless net proceeds are at least equal to the sum of all costs incurred in connection with the acquisition of the principal property and a lien would be permitted on such principal property. Deferred debt issuance costs for these notes were $1 million at February 1, 2014 and February 2, 2013, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
Senior unsecured term loan facility, due fiscal 2019 ($973 million at February 1, 2014)
On August 21, 2013, TRU Propco I entered into the Propco I Term Loan Facility for an aggregate principal amount of $985 million. The Propco I Term Loan Facility was issued at a discount of $10 million, which resulted in proceeds of $975 million. The proceeds, together with other funds available to TRU Propco I, were used to redeem in full TRU Propco I’s $950 million senior unsecured 10.750% notes due fiscal 2017 (the “Propco I Notes”), plus accrued interest, premiums and expenses, and to pay fees and expenses relating to the Propco I Term Loan Facility. As a result of the repayment of the Propco I Notes, we expensed $77 million composed of a redemption premium of $51 million, and the write-off of unamortized original issue discount and deferred debt issuance costs during the third quarter of fiscal 2013. Investment funds or accounts advised by KKR owned an aggregate of $17 million of the Propco I Term Loan Facility as of February 1, 2014. In conjunction with the Propco I Term Loan Facility, we incurred transaction fees of $29 million, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At February 1, 2014, deferred debt issuance costs for this facility was $27 million and have been included in Other assets on our Consolidated Balance Sheet.
TRU Propco I owns fee and leasehold interests in properties in the United States, which it leases on a long term basis to Toys-Delaware, pursuant to a master lease agreement.
The Propco I Term Loan Facility matures on August 21, 2019 and bears interest equal to, at the option of TRU Propco I, (i) LIBOR plus a margin of 5.00% per annum or (ii) the Base Rate (defined as the highest of (x) the Federal Funds Rate plus 0.50%, (y) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its “prime rate,” and (z) one-month LIBOR plus 1.00%) plus a margin of 4.00% per annum, each of (i) and (ii)(z) subject to a LIBOR floor of 1.00%. The Propco I Term Loan Facility currently bears interest equal to LIBOR plus a margin of 5.00% per annum. The Propco I Term Loan Facility is guaranteed by all of TRU Propco I’s subsidiaries (the “Guarantors”). The Propco I Term Loan Facility is solely the obligation of TRU Propco I and the Guarantors and is not guaranteed by the Parent Company or Toys-Delaware.
The Propco I Term Loan Facility is required to be repaid in equal quarterly installments commencing January 31, 2014 in aggregate annual amounts equal to 1.00% of the original principal amount, with the balance payable on the final maturity date. As such, $10 million has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of February 1, 2014. The Propco I Term Loan Facility also requires TRU Propco I to prepay outstanding term loans with 25% of TRU Propco I’s annual excess cash flow (as defined in the Propco I Term Loan Facility), commencing with the fiscal year ending January 31, 2015, subject to the right of the lenders to decline such prepayment (the “Declined Proceeds”). The Propco I Term Loan Facility also requires TRU Propco I to prepay outstanding term loans, subject to certain exceptions and reinvestment rights, in connection with certain asset sales in an amount generally equal to 65% of the appraised value of the real property disposed of in such sale. Propco I may optionally prepay the outstanding principal balance of the loan at any time.

The Propco I Term Loan Facility contains certain affirmative and negative covenants, including, among other things, covenants that, subject to certain exceptions, restrict the ability of TRU Propco I and its subsidiaries to incur certain additional indebtedness, make distributions, create or permit liens on assets, sell or otherwise dispose of assets, or engage in mergers or consolidations. The exceptions include the right of TRU Propco I to make distributions from 75% of excess cash flow plus certain other amounts, including Declined Proceeds, subject to the satisfaction of certain conditions, including satisfaction of a fixed charge ratio (as defined in the Propco I Term Loan Facility) of at least 2.0 to1.0 for 50% of such distributions. If an event of default under the Propco I Term Loan Facility shall occur and be continuing, the principal amount of loans outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.
£263 million UK real estate credit facility, due fiscal 2020 ($433 million at February 1, 2014)
On March 25, 2013, UK Propco entered into the New UK Propco Facility Agreement with Debussy, pursuant to which Debussy made the New UK Propco Loan to UK Propco on March 28, 2013 in the aggregate principal amount of £263 million. The net proceeds of the New UK Propco Loan, together with cash on hand, were used to repay the principal balance of outstanding under the UK real estate senior and junior credit facilities due fiscal 2013.
UK Propco owns freehold and leasehold interests in properties in various retail markets throughout the United Kingdom. Under an operating company/property company structure, UK Propco leases these properties on a triple-net basis to Toys “R” Us Limited (“UK Opco”). Substantially all of UK Propco’s revenues and cash flows are derived from payments from UK Opco under a series of amended lease agreements. The New UK Propco Loan is secured by, among other things, 31 owned and leased properties held by UK Propco, certain cash reserve accounts which are classified as Restricted cash on the Consolidated Balance Sheet and the stock of UK Propco. The New UK Propco Loan bears interest on a weighted average basis of 6.85% per annum plus mandatory costs and matures on July 7, 2020. The New UK Propco Facility Agreement contains covenants that restrict the ability of UK Propco to incur certain additional indebtedness, make restricted payments or certain investments, create or permit liens on assets, dispose of properties, acquire further property, vary or terminate the lease agreements referred to above, conclude further leases or engage in mergers or consolidations. If an event of default, including an event resulting from the failure to comply with a rent to interest coverage ratio applicable to UK Propco, under the New UK Propco Loan occurs and is continuing, the principal amount outstanding, together with all accrued and unpaid interest and other amounts owed may be declared immediately due and payable by the lenders. The loans are subject to mandatory prepayments in certain cases, including from the proceeds of certain permitted property disposals, and UK Propco may optionally prepay the loans at any time, provided that prior to July 7, 2015 and subject to certain exceptions, the loans may only be prepaid in full. Any prepayment prior to July 7, 2015, subject to certain exceptions, shall be subject to a “make whole” premium. Any prepayment occurring during the first, second and third year after July 7, 2015 are subject to a prepayment fee equal to 3%, 2% and 1%, respectively, of the amount of the loan prepaid.
Debussy is a special purpose entity established with the limited purpose of making loans and issuing £263 million of the Debussy Notes to third party investors and the Company. On July 24, 2013, Debussy completed the securitization of the New UK Propco Loan, the notes of which are now publicly traded on the Irish Stock Exchange. In connection with the securitization, UK Propco entered into an amendment and restatement agreement relating to the UK Propco Facility Agreement.  The Company owns and holds £13 million ($22 million as of February 1, 2014) principal amount of the various classes of the Debussy Notes, which are included in Other assets within the Consolidated Balance Sheet, classified as held-to-maturity and reported at amortized cost. For further details regarding the consolidation of Debussy, refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES”. In conjunction with the New UK Propco Loan and subsequent securitization, we incurred transaction fees of $23 million, which have been capitalized as deferred debt issuance costs and amortized over the term of the agreement. At February 1, 2014, deferred debt issuance costs for this facility were $21 million and have been included in Other assets on our Consolidated Balance Sheet.
Prior to the refinancing of the UK real estate credit facilities, we designated UK Propco as a “restricted subsidiary” under the indenture for the 2017 Notes. In addition, in connection with the refinancing, $52 million of the Vanwall Finance PLC notes that we owned were repaid. Vanwall was a variable interest entity established with the limited purpose of issuing and administering the UK real estate senior and junior credit facilities due fiscal 2013 under the credit agreement with UK Propco. For further details regarding the consolidation of Vanwall, refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”
Toys-Japan bank loans (1.85% to 2.85%), due fiscals 2013-2021 ($91 million at February 1, 2014)
Toys-Japan had five bank loans with various financial institutions totaling $91 million at February 1, 2014. On January 17, 2011, Toys-Japan entered into a bank loan with a syndicate financial institution for ¥11.5 billion. The loan will mature on January 29, 2016 and bears an interest rate of TIBOR plus 1.50% per annum. In conjunction with the loan, we entered into an interest rate swap, converting the variable rate of interest to a fixed rate of 2.45%. The swap has been designated as a cash flow hedge. Toys-Japan is required to make principal payments of ¥1.6 billion ($16 million at February 1, 2014) annually in January of each year, with the remaining principal and interest due upon maturity. As of February 1, 2014, the outstanding balance of this loan was ¥6.6 billion or $65 million. On February 28, 2011, Toys-Japan entered into a bank loan with a financial institution totaling ¥1.0 billion. The loan will mature on February 25, 2016 and bears an interest rate of 1.85% per annum. As of February 1, 2014, the balance of this loan was ¥540 million or $5 million. On February 28, 2013, Toys-Japan entered into a bank loan with a financial institution for ¥2.0 billion. The loan will mature on February 26, 2021 and bears an interest rate of 2.18% per annum. Toys-Japan is required to make semi-annual principal payments of ¥125 million ($1 million at February 1, 2014). As of February 1, 2014, the outstanding balance of this loan was ¥1.9 billion or $18 million. The remaining two bank loans, representing $3 million, are amortizing and mature in fiscal 2014. In addition, on March 25, 2013, one of the previously outstanding loans matured. Deferred debt issuance costs for these agreements were $1 million at February 1, 2014 and February 2, 2013, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
These agreements contain covenants that require, among other things, Toys-Japan to maintain a certain level of net assets and profitability during the agreement terms, including provisions that require Toys-Japan to not incur two consecutive years of ordinary loss in accordance with JGAAP, as defined in the credit agreement. The agreement also restricts Toys-Japan from paying dividends or making loans to affiliates without lender consent.
8.750% debentures, due fiscal 2021 ($22 million at February 1, 2014)
On August 29, 1991, Toys “R” Us, Inc. issued $200 million in debentures bearing interest at a coupon rate of 8.750% (the “Debentures”), maturing on September 1, 2021. Interest is payable semi-annually on March 1 and September 1 of each year. On November 2, 2006, Toys-Delaware commenced a cash tender offer for any and all of the outstanding Debentures (the “Tender Offer”) and a related consent solicitation to effect certain amendments to the indenture, eliminating all of the restrictive covenants and certain events of default in the indenture. On November 30, 2006, the Tender Offer expired, and on December 1, 2006, Toys-Delaware consummated the Tender Offer of $178 million (approximately 89.2%) of the outstanding Debentures in the Tender Offer using borrowings under an unsecured credit facility to purchase the tendered Debentures. Deferred debt issuance costs for these notes were nominal at February 1, 2014 and February 2, 2013, respectively, and have been included in Other assets on our Consolidated Balance Sheets.

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, EURIBOR and TIBOR rates. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of February 1, 2014, our interest rate contracts have various maturity dates through February 2018. A portion of our interest rate swaps and caps as of February 1, 2014 are designated as cash flow and fair value hedges in accordance with ASC 815.
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive (loss) income; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for fiscals 2013, 2012 and 2011, respectively. Reclassifications from Accumulated other comprehensive (loss) income to Interest expense primarily relate to realized Interest expense on interest rate swaps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps. We expect to reclassify a net loss of $2 million in fiscal 2014 to Interest expense from Accumulated other comprehensive (loss) income.
The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the change in the fair value of the derivative and the underlying hedged item separately. For our derivative that is designated as a fair value hedge, we recorded a nominal net gain in earnings related to ineffectiveness for fiscal 2013 and we recorded net gains of $5 million and $7 million in earnings related to ineffectiveness for fiscals 2012 and 2011, respectively.
Certain of our agreements with credit-risk related contingent features contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At February 1, 2014, there were no derivative liabilities related to agreements that contain credit-risk related contingent features. At February 2, 2013, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $1 million. As of February 1, 2014 and February 2, 2013, we were not required to post collateral for any of these derivatives.
The following table presents our outstanding interest rate contracts as of February 1, 2014 and February 2, 2013:

			February 1, 2014	February 2, 2013
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount
Interest Rate Swaps
3 Month GBP LIBOR Float to Fixed Interest Rate Swap	February 2006	April 2013	$—	$91
3 Month GBP LIBOR Float to Fixed Interest Rate Swap	April 2007	April 2013	—	3
3 Month USD LIBOR Fixed to Float Interest Rate Swap (1)	September 2010	September 2016	350	350
6 Month JPY TIBOR Float to Fixed Interest Rate Swap (1)	January 2011	January 2016	65	89
Interest Rate Caps
1 Month USD LIBOR Interest Rate Cap (1)	January 2011	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap	January 2011	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap (2)	January 2012	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap	January 2012	April 2015	500	500
3 Month EURIBOR Interest Rate Cap (1)	January 2013	January 2016	71	102
3 Month EURIBOR Interest Rate Cap (1)(3)	February 2013	February 2018	64	—
1 Month USD LIBOR Interest Rate Cap	January 2014	April 2015	311	311

(1)	As of February 1, 2014, these derivatives were designated for hedge accounting.

(2)	The Company de-designated a portion of this interest rate cap in fiscal 2010. As of February 1, 2014 and February 2, 2013, 40% of the $500 million interest rate cap is designated as a cash flow hedge.

(3)
On February 27, 2013, TRU France Real Estate entered into a new interest rate cap to manage its future interest rate exposure in connection with the refinancing of the Company’s French real estate credit facility due in fiscal 2013. The interest rate cap has a notional amount of €47 million ($64 million at February 1, 2014) and matures on February 27, 2018. This cap has been designated a cash flow hedge which institutes a ceiling of 2.50% on the floating-rate EURIBOR exposure associated with our France Propco Facility Agreement.

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
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At February 1, 2014 and February 2, 2013, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of less than $1 million, respectively. We are not required to post collateral for these contracts.

The following table presents our outstanding foreign exchange contracts as of February 1, 2014 and February 2, 2013:

			February 1, 2014	February 2, 2013
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount
Foreign-Exchange Forwards
Short-term cross-currency intercompany loans	Varies	Varies	$104	$139
Merchandise purchases	Varies	Varies	—	—
The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive (loss) income on our Consolidated Statements of Stockholders’ (Deficit) Equity for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012:

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Derivatives designated as cash flow hedges:
Beginning balance	$(2)	$(2)	$—
Change in fair value recognized in Accumulated other comprehensive (loss) income - Interest Rate Contracts	—	—	(2)
Reclassifications from Accumulated other comprehensive (loss) income - Interest Rate Contracts	1	—	—
	1	—	(2)
Ending balance	$(1)	$(2)	$(2)

The following table sets forth the impact of derivatives on Interest expense on our Consolidated Statements of Operations for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012:

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Derivatives not designated for hedge accounting:
Gain (loss) on the change in fair value - Interest Rate Contracts	$—	$7	$(1)
Loss on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	(1)	(2)	(4)
Gain (loss) on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	2	(1)	(3)
	1	4	(8)
Derivatives designated as cash flow hedges:
Loss reclassified from Accumulated other comprehensive (loss) income (effective portion) - Interest Rate Contracts	—	(1)	(1)
Gain amortized from terminated cash flow hedges - Interest Rate Contracts	—	1	1
Amortization of hedged caps	(1)	—	—
	(1)	—	—
Derivative designated as a fair value hedge:
Amortization of swap basis adjustment - Interest Rate Contract	(1)	(1)	(1)
(Loss) gain on the change in fair value - Interest Rate Contract	(5)	—	23
Gain (loss) recognized in Interest expense on hedged item	5	5	(16)
	(1)	4	6
Total Interest expense	$(1)	$8	$(2)

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

The following table contains the notional amounts and related fair values of our derivatives included within our Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013:

	February 1, 2014		February 2, 2013
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Other assets	$835	$—	$802	$—
Accrued expenses and other current liabilities	—	—	3	—
Other non-current liabilities	65	(1)	89	(1)
Interest Rate Contract designated as a fair value hedge:
Other assets	350	13	350	18
Interest Rate Contracts not designated for hedge accounting:
Other assets	1,611	—	1,611	—
Accrued expenses and other current liabilities	—	—	91	—
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	26	—	122	1
Accrued expenses and other current liabilities	$78	$—	$17	$—
Total derivative contracts outstanding:
Prepaid expenses and other current assets	$26	$—	$122	$1
Other assets	2,796	13	2,763	18
Total derivative assets (1)	$2,822	$13	$2,885	$19

Accrued expenses and other current liabilities	$78	$—	$111	$—
Other non-current liabilities	65	(1)	89	(1)
Total derivative liabilities (1)	$143	$(1)	$200	$(1)

(1)	Refer to Note 4 entitled “FAIR VALUE MEASUREMENTS” for the fair value of our derivative instruments classified within the fair value hierarchy.
Offsetting of Derivatives
We present our derivatives at gross fair values in the Consolidated Balance Sheets. However, some of our interest rate and foreign exchange contracts are subject to master netting arrangements which allow net settlements under certain conditions. As of February 1, 2014 and February 2, 2013, the aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets were nominal, respectively, and the aggregate gross fair value of derivative assets which could be net settled against our derivative liabilities were nominal, respectively. As of February 1, 2014 and February 2, 2013, none of the master netting arrangements involved collateral.

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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of February 1, 2014 and February 2, 2013, aggregated by level in the fair value hierarchy within which those measurements fall.
Fiscal 2013

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$164	$—	$—	$164
Derivative financial instruments:
Interest rate contracts	—	13	—	13
Foreign exchange contracts	—	—	—	—
Total assets	$164	$13	$—	$177
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	—	—	—
Total liabilities	$—	$1	$—	$1

Fiscal 2012

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$667	$—	$—	$667
Derivative financial instruments:
Interest rate contracts	—	18	—	18
Foreign exchange contracts	—	1	—	1
Total assets	$667	$19	$—	$686
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	—	—	—
Total liabilities	$—	$1	$—	$1
For the fiscal year ended February 1, 2014, we had no derivative financial instruments within Level 3 of the fair value hierarchy. The table below presents the changes in the fair value of our derivative financial instruments within Level 3 of the fair value hierarchy for the fiscal year ended February 2, 2013.

(In millions)	Level 3
Balance, January 28, 2012	$(7)
Gain on the change in fair value (1)	5
Settlements	2
Balance, February 2, 2013	$—

(1)
Changes in the fair value of our Level 3 derivative financial instruments have been recorded in Interest expense on our Consolidated Statements of Operations. The total amount of unrealized gains for the period included in Interest expense attributable to assets held at February 2, 2013 was $3 million.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of our assets and liabilities are measured at fair value on a nonrecurring basis. We evaluate the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The fair value measurements related to long-lived assets held and used classified as Level 3 were determined using a discounted cash flow valuation method. For those assets classified as Level 2 a relative, market-based approach based on offers was utilized. For the fiscal years ended February 1, 2014 and February 2, 2013, we had no impairments to long-lived assets held for sale.
Goodwill is evaluated for impairment annually or whenever we identify certain events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The fair value measurements related to goodwill are classified as Level 3 and were determined by blending results from the market multiples approach and the income approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in our industry, and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details on the valuation technique and related inputs for goodwill. For the fiscal year ended February 2, 2013, we had no goodwill impairment.
There have been no changes in valuation technique or related inputs for long-lived assets or goodwill for the fiscal years ended February 1, 2014 and February 2, 2013.
The table below presents our long-lived assets and goodwill evaluated for impairment and measured at fair value on a nonrecurring basis for the fiscal years ended February 1, 2014 and February 2, 2013, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at February 1, 2014 and February 2, 2013. As of February 1, 2014 and

February 2, 2013, we did not have any long-lived assets classified as Level 1, or any goodwill classified as Level 1 or Level 2, respectively, within the fair value hierarchy.
Fiscal 2013

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses (1)
Long-lived assets held and used	$68	$11	$13	$44
Goodwill (2)	445	—	64	378
Total	$513	$11	$77	$422
Fiscal 2012

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses (1)
Long-lived assets held and used	$20	$2	$7	$11
Total	$20	$2	$7	$11

(1)	Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

(2)	Includes a foreign currency translation of $3 million.

NOTE 5 — PROPERTY AND EQUIPMENT
The following detail of property and equipment includes estimated useful lives which are generally used to depreciate the assets on a straight-line basis:

($ In millions)	Useful life (in years)	February 1, 2014	February 2, 2013
Land		$733	$745
Buildings	45-50	2,059	2,085
Furniture and equipment	3-20	1,733	1,827
Property and leasehold improvements	5-25	2,594	2,660
Costs of computer software	5	212	200
Construction in progress		20	11
Leased equipment under capital lease	3-8	57	87
		7,408	7,615
Less: accumulated depreciation and amortization		3,770	3,722
		3,638	3,893
Less: net assets held for sale		—	2
Total		$3,638	$3,891

Assets held for sale
Assets held for sale represent assets owned by us that we have committed to sell in the near term. As of February 1, 2014, there were no assets held for sale. The following assets were classified as held for sale and included in Prepaid expenses and other current assets on our Consolidated Balance Sheet as of February 2, 2013:

(In millions)	February 2, 2013
Land	$1
Buildings	1
Property and leasehold improvements	1
3
Less: accumulated depreciation and amortization	1
Net assets held for sale	$2
Net gains on sales of properties
During fiscals 2013, 2012 and 2011, we sold idle properties and certain assets for proceeds of $35 million, $20 million and $24 million, respectively, resulting in net gains of $8 million, $4 million and $3 million, respectively.

NOTE 6 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
A summary of our Accounts payable, Accrued expenses and other current liabilities as of February 1, 2014 and February 2, 2013 is outlined in the table below:

(In millions)	February 1, 2014	February 2, 2013
Merchandise accounts payable (1)	$1,269	$1,176
Non-merchandise accounts payable (2)	219	203
Accounts payable	$1,488	$1,379
Gift card and certificate liability	$199	$179
Sales and use tax and value added tax payable	75	106
Accrued interest	58	66
Accrued property taxes	55	56
Accrued payroll	48	41
Other (3)	485	452
Accrued expenses and other current liabilities	$920	$900

(1)	Includes $51 million and $47 million of book overdraft cash as of February 1, 2014 and February 2, 2013, respectively.

(2)	Includes $107 million and $104 million of book overdraft cash as of February 1, 2014 and February 2, 2013, respectively.

(3)
Includes, among other items, accrued bonus and other benefits, current deferred tax liabilities, short-term borrowings and other accruals. No individual amount included exceeds 5% of Total current liabilities.

NOTE 7 — STOCK-BASED COMPENSATION
2010 Incentive Plan
In fiscal 2010, we adopted the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan provides that the total number of shares of our common stock that may be issued is 3,750,000 and the maximum number of such shares of common stock for which incentive stock options may be granted is 500,000. The Board of Directors of the Company has discretion over the amount of shares available for future issuances of stock awards.
Stock options
In fiscals 2013, 2012 and 2011, we granted options under the 2010 Incentive Plan. The options were granted at an exercise price equal to grant date fair market value and generally follow a graded vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting in equal annual installments over the subsequent two years, subject to the participant’s continued employment with us, and will vest automatically upon a change of control of the Company. All options expire ten years from the date of the grant.
Restricted Stock
Additionally, concurrent with the grant of the options, additional awards were granted under the 2010 Incentive Plan consisting of service-based restricted stock and restricted stock units, which were valued at a fair market value on the date of grant of $30.00 per share, $44.00 per share and $60.00 per share in fiscals 2013, 2012 and 2011, respectively. The restricted stock units issued in fiscal 2013 for certain officers follow the same graded vesting schedule as the options granted in the same year, while the restricted stock units for other officers cliff vest 100% on the second anniversary of the award, subject to the participant’s continued employment with the Company, and will vest automatically upon a change in control of the Company. The service-based restricted stock and restricted stock units for fiscals 2012 and 2011 follow the same graded vesting schedule as the options granted in those years.
In fiscals 2012 and 2011, certain officers were awarded performance-based restricted stock and restricted stock units valued at a fair market value on the date of the grant of $44.00 and $60.00, respectively. The performance-based awards cliff vest 100% on the third anniversary of the awards if the performance criteria have been met. The performance metrics are based 50% on our consolidated Adjusted Compensation EBITDA performance results and 50% on our total return on invested capital (ROIC) results, each over a three year period.
2013 Two-for-one option exchange
In November 2013, certain participants under the 2010 Incentive Plan were offered an opportunity to exchange certain of their outstanding stock options (“Old Options”) and all outstanding performance shares or units for a grant of one new stock option (“New Options”) for every two Old Options canceled, which New Options have an exercise price of $22.00. On December 23, 2013, the Company closed its offer with a total of 919,599 and 104,240 Old Options and performance shares or units canceled, respectively, and a total of 459,805 New Options issued under the 2010 Incentive Plan. The New Options follow a vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting in equal annual installments over the subsequent two years (subject to the earlier expiration in accordance with the New Option award agreement), subject to the participant’s continued employment with the Company, and will vest automatically upon a change of control of the Company. We accounted for the modification in accordance with ASC 718. Management has concluded that the modification had a nominal impact on compensation costs.
One-time awards
In connection with the appointment of Antonio Urcelay as CEO announced on October 16, 2013, the Company entered into an employment agreement which provided a one-time award of restricted stock units under the 2010 Incentive Plan, which had a grant date of November 5, 2013. The one-time award has a grant date fair value of $8 million, or $22.00 per share, 50% of which will vest on the earlier of October 16, 2014 or the termination of his employment other than for cause and the remainder of which will vest in equal installments at the end of each fiscal quarter commencing January 31, 2015, with the last portion vesting on October 31, 2015, subject to continued employment through the applicable vesting dates.
Additionally, on November 5, 2013 the Company entered into an employment agreement with Harry J. Mullany III to serve as President, Toys “R” Us, US. The employment agreement provided a one-time award of stock options and restricted stock units under the 2010 Incentive Plan with grant date fair values of $5 million and $2 million, respectively, each at $22.00 per share.  Fifty percent of the options will vest in four equal annual installments beginning on the first anniversary of the grant date. The remaining option awards will be subject to time and performance vesting and will only be deemed fully vested when the performance obligations pursuant to Mr. Mullany’s employment agreement are satisfied. The restricted stock units will vest in four equal annual installments beginning on the first anniversary of the grant date. Additionally, Mr. Mullany purchased 22,728 shares of stock at a price of $22.00 per share.
Additionally, in December 2013, the Company granted options to certain participants under the 2010 Incentive Plan with a grant date fair value of $1 million, with an exercise price of $22.00 per share. These options follow the same graded vesting schedule as the New Options described above.
Management Equity Plan
On July 21, 2005, we adopted the Toys “R” Us, Inc. 2005 Management Equity Plan (the “Management Equity Plan”). Under the Management Equity Plan, outstanding awards during fiscal 2013 included service-based options, including rollover options (i.e., options in the Company in lieu of options held prior to the Merger) and restricted stock to officers and other key employees of the Company and its subsidiaries.

The service-based options generally follow a graded vesting schedule of 40% on the second anniversary of the award with the remaining portion vesting in equal annual installments over the subsequent 3 years, subject to the participant’s continued employment with the Company, and vest automatically upon a change of control of the Company. All options generally expire on the tenth anniversary of the date of the grant, or in the case of rollover options, on their original expiration date, unless the terms are amended pursuant to the Management Equity Plan.
The Management Equity Plan permits the sale of non-transferable, restricted stock to certain employees at a purchase price equal to the fair value of the common stock, and also permits grants of restricted stock without consideration. During fiscals 2013, 2012 and 2011, there were no purchases of restricted stock shares under the Management Equity Plan by officers or certain employees of the Company. Under the Management Equity Plan, each participant has the right to require the Company to repurchase all of his or her restricted shares or shares issued or issuable pursuant to stock options in the event of a termination of employment due to death or disability and under specific circumstances upon retirement.
In November 2013, the Company extended the expiration dates of certain outstanding option awards under the Management Equity Plan, which were originally scheduled to expire in fiscals 2015 and 2016, to August 6, 2017. We accounted for the modification in accordance with ASC 718. Management concluded that the modification resulted in incremental compensation costs of $1 million, which was recorded in SG&A in fiscal 2013.
All outstanding options issued under the 2010 Incentive Plan and Management Equity Plan are scheduled to expire at dates ranging from August 6, 2017 to December 23, 2023. We expect to satisfy future option exercises by issuing shares held in treasury or authorized but unissued new shares.
Amendments
Commencing in February 2011, participants in the Management Equity Plan had the right to elect to be bound by the terms and conditions of Amendment No. 3 to the Management Equity Plan. This amendment, among other things, reduced the retirement age criteria, accelerates vesting of all options upon death, disability or retirement, made all participants eligible for put rights upon death, disability or retirement, permitted cashless exercise in certain cases of retirement, and made the non-competition period apply in the case of resignation for any reason and applies the non-competition period for the greater of one year and any severance period for termination without cause. The Company accounted for the modification to the Management Equity Plan in accordance with ASC 718. Generally, options with put rights upon death, disability or retirement are classified as equity awards until such puttable conditions become probable (i.e. upon reaching retirement eligibility). For awards that were required to be liability-classified as a result of the amendment, we record an incremental expense measured as the excess, if any, of the fair value of the modified award over the amount previously recognized when the award retained equity classification. These liability awards are remeasured at their fair market value as of each reporting period through the date of settlement. All liability awards were settled as of February 1, 2014.
Effective March 2012, participants in the Management Equity Plan are bound by the terms and conditions of Amendment No. 4 to the Management Equity Plan (“Amendment No. 4”). This amendment provides for, among other things, a longer exercise period, expiring no later than the original term of the option, and the right to a cashless exercise of options held by a participant who is terminated without cause after four or more years of continuous service. Option holders under the 2010 Incentive Plan have the same rights to a longer exercise period and a cashless exercise right in the event such participant’s employment is terminated without cause (or the participant resigns for good reason) after four or more years of continuous service and in certain cases of retirement, as further described in the form of option award agreement. We accounted for the modification of awards impacted by the terms of Amendment No. 4 in accordance with ASC 718. Management concluded that the modification did not have a material impact on compensation costs.
Effective May 2012, we adopted Amendment No. 5 (“Amendment No. 5”) to the Management Equity Plan. Amendment No. 5 allows any plan participant, as long as he or she remains employed by the Company or its affiliates, the right to put up to 25%, calculated as provided in Amendment No. 5, of his or her Original Investment Shares, the number of shares that would be equal to the value of their original investment to us, during permitted transaction windows, until the occurrence of an initial public offering of the Company. The purchase price per share payable by us in connection with any such put rights shall be the fair market value as of a date determined by our Board of Directors that is the anticipated closing date of the repurchase. We accounted for the modification of awards impacted by the terms of Amendment No. 5 in accordance with ASC 718. As these awards allow the plan participant the right to put a portion of their rollover options, we are required to account for them as liability-classified awards. These liability awards will be remeasured at their fair market value as of each reporting period through the date of settlement. Management has concluded that the modification resulted in incremental compensation costs of $2 million, which was recorded in SG&A in fiscal 2012.
Effective March 2013, we adopted Amendment No. 6 (“Amendment No. 6”) to the Management Equity Plan which provides that any participant in the Management Equity Plan, who is a former employee of the Company or its affiliates as of March 1,

2013 or who continues to be employed by the Company or its affiliates, has the right to put to the Company (i) in 2013, up to 50% of his or her Original Investment Shares held at March 1, 2013 and (ii) in 2014, any or all of the participant’s then remaining Original Investment Shares, in each case, during permitted transaction windows, until the occurrence of an initial public offering of the Company. In each case, the purchase price per share payable by the Company in connection with any such put rights will be the fair market value determined as of a date determined by the Board of Directors that is the anticipated closing date of the repurchase. Additionally effective in March 2013, certain participants under the 2010 Incentive Plan were granted the right to put to the Company any or all of the restricted stock that becomes vested as well as any net shares acquired upon vesting of restricted stock units beginning 6 months after the applicable vesting date of these awards. We accounted for the modification of these awards impacted under the Management Equity Plan and 2010 Incentive Plan in accordance with ASC 718 and ASC 480, and determined that the impacted awards retained equity classification. However, as these equity awards are redeemable for cash at the option of the holder and redemption is probable, the shares have been recorded in temporary equity at their redemption value. The redemption amount will be adjusted at the fair market value as of each reporting period through the date of settlement. Management concluded that the modifications did not have an impact to compensation costs.
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

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Volatility	40.0%-45.0%	50.0%	50.0%
Risk-free interest rate	2.0%-2.7%	1.8%	3.1%
Expected term	3.8-5.2 years	5.1 years	5.1 years
Dividend Yield	—	—	—
Weighted-average grant-date fair value per option:	$9.67	$20.27	$27.62
For fiscal 2013, the range of assumptions presented includes the assumptions used for the modified option awards as well as the grants issued under the 2010 Incentive Plan.
Options
A summary of option activity under the 2010 Incentive Plan and Management Equity Plan during fiscals 2013, 2012 and 2011 is presented below:

	Fiscal Years Ended
	February 1, 2014		February 2, 2013		January 28, 2012
	Options	Weighted-average Exercise Price	Options	Weighted-average Exercise Price	Options	Weighted-average Exercise Price
Outstanding at beginning of fiscal year	3,483,283	$36.02	3,895,776	$32.73	3,389,768	$26.90
Granted	1,587,057	25.25	640,756	44.00	726,331	60.00
Exercised	(1,057,773)	26.37	(735,576)	21.61	(100,650)	25.12
Forfeited/Canceled	(1,351,542)	43.97	(317,673)	45.13	(119,673)	39.38
Outstanding at end of fiscal year	2,661,025	$29.40	3,483,283	$36.02	3,895,776	$32.73

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options vested or expected to vest at February 1, 2014	2,556,312	$29.27	6.3	$—
Options exercisable at February 1, 2014	—	$—	—	$—
The aggregate intrinsic value of options exercised, which includes options exercised on a net settlement basis, was $4 million, $16 million and $3 million in fiscals 2013, 2012 and 2011, respectively. The total fair value of options vested was $19 million, $23 million and $29 million in fiscals 2013, 2012 and 2011, respectively. We received no proceeds from the exercise of options in fiscal 2013, and less than $1 million and $1 million in fiscals 2012 and 2011, respectively. We paid a nominal amount, $2 million and $2 million in fiscals 2013, 2012 and 2011 respectively, to cash settle share-based liability awards. We paid $8 million, $3 million and less than $1 million in fiscals 2013, 2012 and 2011, respectively, to repurchase shares. We did not recognize any tax benefits as a result of options exercised in fiscal 2013. The tax benefits recognized as a result of the options exercised were $6 million and $1 million in fiscals 2012 and 2011, respectively.
As of February 1, 2014, there was $12 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the 2010 Incentive Plan and Management Equity Plan. This cost is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Shares and Units
A summary of nonvested restricted share activity under the 2010 Incentive Plan during fiscals 2013, 2012 and 2011 is presented below:

	Fiscal Years Ended
	February 1, 2014		February 2, 2013		January 28, 2012
	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value
Nonvested shares at beginning of fiscal year	91,632	$60.00	105,714	$60.00	—	$—
Granted	—	—	—	—	111,439	60.00
Shares vested	(45,192)	60.00	—	—	(447)	60.00
Forfeited/Canceled	(7,258)	60.00	(14,082)	60.00	(5,278)	60.00
Nonvested shares at end of fiscal year	39,182	$60.00	91,632	$60.00	105,714	$60.00
A summary of outstanding restricted stock unit activity under the 2010 Incentive Plan during fiscals 2013, 2012 and 2011 is presented below:

	Fiscal Years Ended
	February 1, 2014		February 2, 2013		January 28, 2012
	Units	Weighted-average Grant-date Fair Value	Units	Weighted-average Grant-date Fair Value	Units	Weighted-average Grant-date Fair Value
Outstanding units at beginning of fiscal year	215,849	$46.04	30,804	$60.00	—	$—
Granted	791,165	25.40	199,428	44.00	32,217	60.00
Units converted	(20,694)	51.93	(2,001)	49.49	—	—
Forfeited/Canceled	(40,442)	36.66	(12,382)	47.34	(1,413)	60.00
Outstanding units at end of fiscal year	945,878	$29.05	215,849	$46.04	30,804	$60.00
As of February 1, 2014, there was $16 million of total unrecognized compensation cost related to restricted share-based compensation arrangements under the 2010 Incentive Plan. This cost is expected to be recognized over a weighted-average period of 2.0 years.
The fair value of restricted shares vested and restricted stock units converted was $4 million for fiscal 2013, and we did not recognize any tax benefits as a result of the vesting and conversion. The fair value of restricted shares vested and restricted stock units converted, and the tax benefits recognized as a result of the vesting and conversion, were nominal for fiscals 2012 and 2011 respectively.

Performance-Based Shares and Units
A summary of performance-based share activity under the 2010 Incentive Plan during fiscals 2013, 2012 and 2011 is presented below:

	Fiscal Years Ended
	February 1, 2014		February 2, 2013		January 28, 2012
	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value
Nonvested shares at beginning of fiscal year	67,891	$60.00	89,835	$60.00	—	$—
Granted	—	—	—	—	95,197	60.00
Shares vested	—	—	—	—	—	—
Forfeited/Canceled	(53,359)	60.00	(21,944)	60.00	(5,362)	60.00
Nonvested shares at end of fiscal year	14,532	$60.00	67,891	$60.00	89,835	$60.00
A summary of performance-based stock unit activity under the 2010 Incentive Plan during fiscals 2013, 2012 and 2011 is presented below:

	Fiscal Years Ended
	February 1, 2014		February 2, 2013		January 28, 2012
	Units	Weighted-average Grant-date Fair Value	Units	Weighted-average Grant-date Fair Value	Units	Weighted-average Grant-date Fair Value
Outstanding units at beginning of fiscal year	175,104	$46.24	25,863	$60.00	—	$—
Granted	—	—	160,187	44.00	25,863	60.00
Units converted	(1,677)	50.36	—	—	—	—
Forfeited/Canceled	(134,057)	46.45	(10,946)	45.95	—	—
Outstanding units at end of fiscal year	39,370	$45.34	175,104	$46.24	25,863	$60.00
The amount of stock-based compensation expense recognized in SG&A and the tax benefit recognized in Income tax expense (benefit) in fiscals 2013, 2012 and 2011 was as follows:

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
SG&A	$15	$16	$10
Total recognized tax benefit	—	6	4

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Total other comprehensive (loss) income is included in the Consolidated Statements of Comprehensive (Loss) Income and Consolidated Statements of Stockholders’ (Deficit) Equity. Accumulated other comprehensive (loss) income is reflected in the Consolidated Balance Sheets, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain (loss) on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive (loss) income
Balance, January 29, 2011	$42	$—	$(2)	$40
Current period change	12	(2)	(6)	4
Balance, January 28, 2012	54	(2)	(8)	44
Current period change	(46)	—	(1)	(47)
Balance, February 2, 2013	8	(2)	(9)	(3)
Current period change	(82)	1	—	(81)
Balance, February 1, 2014	$(74)	$(1)	$(9)	$(84)

NOTE 9 — LEASES
We lease a majority of the real estate and certain equipment used in our operations. Most real estate leases require us to pay real estate taxes and other expenses and some leases require additional payments based on percentages of sales.
Minimum rental commitments under non-cancelable operating leases, capital leases and financing obligations as of February 1, 2014 are as follows:

	Operating Leases (1)			Capital Leases and Financing Obligations (2)
(In millions)	Gross Minimum Rentals	Sublease Income	Net Minimum Rentals	Lease Obligation
2014	$612	$15	$597	$33
2015	559	13	546	31
2016	477	10	467	28
2017	383	7	376	25
2018	320	7	313	25
2019 and subsequent	1,293	21	1,272	117
Total	$3,644	$73	$3,571	$259

(1)
Excluded from the minimum rental commitments displayed above is $2.0 billion related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which is predominantly related to fiscals 2019 and thereafter.

(2)	Included in Capital Leases and Financing Obligations displayed above is $65 million of interest.
Total rent expense, net of sublease income, was $609 million, $628 million and $588 million in fiscals 2013, 2012 and 2011, respectively. Sublease income was $19 million, $19 million and $22 million in fiscals 2013, 2012 and 2011, respectively. We remain directly and primarily liable for lease payments to third party landlords for locations where we have subleased all or a portion of the locations to third parties. To the extent that sub-lessees fail to make sublease rental payments, our total net rent expense to the third party landlords would increase in direct proportion.
We record operating leases on a straight-line basis over the lease term, which includes renewal options only if those options are specified in the lease agreement and if failure to exercise the renewal option imposes a significant economic penalty on us. For Ground Lease Locations, we include renewal options in the lease term through the estimated useful life of the owned building located on the property as failure to renew a ground lease during the estimated useful life of the building would result in forgoing an economic benefit given our significant capital investment at the inception of the lease to construct a new building. For Straight Lease Locations, we do not include renewal options in the lease term as the failure to renew a straight lease does not typically result in a significant economic penalty for us, and therefore renewal cannot be reasonably assured at the inception of the lease. Substantially all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, many leases include early termination options, which can be exercised under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property.
The difference between the recognized rental expense and amounts payable under the leases is recorded as deferred rent liability. Deferred rent liabilities in our Consolidated Balance Sheets totaled $374 million and $368 million at February 1, 2014 and February 2, 2013, respectively, of which $12 million was included in Accrued expenses and other current liabilities, respectively.
Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments. We include contingent rentals in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Contingent rent expense was $10 million, $12 million and $12 million for fiscals 2013, 2012 and 2011, respectively. Future payments for maintenance, insurance and taxes to which we are obligated are excluded from minimum lease payments. Tenant allowances received upon entering into certain store leases are deferred and recognized on a straight-line basis as a reduction to rent expense over the lease term.

NOTE 10 — INCOME TAXES
(Loss) earnings before income taxes are as follows:

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
U.S.	$(851)	$(18)	$(3)
Foreign	(16)	110	153
(Loss) earnings before income taxes	$(867)	$92	$150

Income tax expense (benefit) is as follows:

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Current:
U.S. Federal	$(7)	$(28)	$—
Foreign	46	45	42
State	(3)	—	—
Total current income tax expense (benefit)	$36	$17	$42
Deferred:
U.S. Federal	$42	$(9)	$5
Foreign	72	11	(48)
State	19	34	—
Total deferred income tax expense (benefit)	$133	$36	$(43)
Total Income tax expense (benefit)	$169	$53	$(1)
Included within Total Income tax expense (benefit) is benefit of less than $1 million, expense of $1 million and benefit of $4 million related to interest and penalties in fiscals 2013, 2012 and 2011, respectively. The interest and penalties relate to tax payments and refunds for prior period tax filings made or to be made, as well as amounts associated with increases and decreases to unrecognized tax benefits.
We have not provided deferred taxes on $1 million of accumulated foreign earnings as it is management’s intention to reinvest those earnings indefinitely. The unrecognized deferred income tax liability on these earnings, net of associated foreign tax credits and other offsets, is zero.
The effective tax rate reconciliations are as follows:

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. Federal benefit	(1.2)%	23.9%	—%
Foreign operations (1)	(12.3)%	3.7%	(38.5)%
U.S. Federal valuation allowance	(27.9)%	0.8%	2.0%
Unrecognized tax benefits (2)	—%	(3.6)%	1.3%
Goodwill impairment (3)	(13.4)%	—%	—%
Other	0.3%	(2.2)%	(0.5)%
Effective tax rate	(19.5)%	57.6%	(0.7)%

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

(3)
Goodwill impairment represents the U.S. Federal tax cost associated with the amount of Goodwill that was impaired for which we did not have tax basis, and therefore for which we could not take a tax benefit.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

(In millions)	February 1, 2014	February 2, 2013
Deferred tax assets:
U.S. Federal tax credit and other carryforwards	$398	$140
State tax loss and other carryforwards	75	58
Foreign tax loss and other carryforwards	197	196
Straight line rent	137	136
Inventory	75	59
Insurance loss reserve	36	34
Restructuring charges	10	12
Other	119	106
Gross deferred tax assets before valuation allowance	1,047	741
Valuation allowance	(511)	(135)
Total deferred tax assets	$536	$606
Deferred tax liabilities:
Fixed assets	$(131)	$(188)
Undistributed earnings of foreign subsidiaries	(291)	(147)
Foreign currency translation	(26)	(25)
Other	(14)	(36)
Total deferred tax liabilities	$(462)	$(396)
Net deferred tax assets	$74	$210
The deferred tax assets and liabilities above are reflected in the Consolidated Balance Sheets as follows:

(In millions)	February 1, 2014	February 2, 2013
Current deferred tax assets	$31	$104
Current deferred tax liabilities (1)	(13)	(3)
Non-current deferred tax assets	152	244
Non-current deferred tax liabilities	(96)	(135)
	$74	$210

(1)	The current deferred tax liabilities are included as components of Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Our gross deferred tax assets above include an offset of $8 million and $6 million of unrecognized tax benefits related to tax loss carryforwards as of February 1, 2014 and February 2, 2013, respectively.
Carryforwards
In addition to the unused portion of losses and credits reported on tax returns, our carryforwards also include interest deductions that are being carried forward due to thin-capitalization and other tax limitations, as well as credits that will be realized in connection with the undistributed earnings of foreign subsidiaries on which we have provided taxes.
Of our $398 million of U.S. Federal tax loss and other carryforwards, less than $1 million will expire during the next 5 years, $168 million will expire during the next 6 to 20 years and $229 million may be carried forward indefinitely. Of our $75 million of state tax loss and other carryforwards, $5 million will expire during the next 5 years, $58 million will expire during the next 6 to 20 years and $12 million may be carried forward indefinitely. Of our $197 million of foreign tax loss and other carryforwards, $2 million will expire during the next 5 years, $9 million will expire during the next 6 to 20 years and $186 million may be carried forward indefinitely.

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
Valuation Allowance
We have evaluated the available positive and negative evidence and have concluded that, for some of our deferred tax assets, it is more likely than not that these assets will not be realized in the foreseeable future. The increase to our valuation allowance for U.S. Federal and state jurisdictions, as well as in certain foreign jurisdictions, was predominately due to the fact that, as of the end of fiscal 2013, we have incurred a pre-tax cumulative loss (after adjustments required for tax purposes) over the past three fiscal years. As a result, we have established a valuation allowance to reduce these deferred tax assets for the amount we believe will not be realized. During fiscal 2013, our valuation allowance increased by $376 million. This includes a $246 million increase for U.S. Federal tax, a $47 million increase for state tax and a $83 million increase for foreign tax.
Of our total valuation allowance of $511 million, there is $6 million related to the foreign valuation allowance which, if a benefit is subsequently recognized, will result in a reduction of another asset.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Beginning balance	$32	$42	$57
Additions for tax positions of the current year	4	5	6
Additions for tax positions of prior years	6	3	3
Reductions for tax positions of prior years (1)	(1)	(12)	(8)
Settlements	—	(5)	(11)
Currency translation adjustment	—	—	(2)
Lapse of statute of limitations	(4)	(1)	(3)
Ending balance	$37	$32	$42

(1)
Reductions for tax positions of prior years include amounts related to the resolution of issues in connection with concluding tax examinations, making protective elections, as well as changes to and clarifications of tax rules and regulations.

At February 1, 2014, $27 million of the $37 million of unrecognized tax benefits would affect our effective tax rate, if recognized, and the remaining $10 million would affect our deferred tax accounts. In addition, we had $5 million and less than $1 million of accrued interest and penalties, respectively, at February 1, 2014. We had $4 million and less than $1 million of accrued interest and penalties, respectively, at February 2, 2013, and $5 million and less than $1 million of accrued interest and penalties, respectively, at January 28, 2012.
The Company and its subsidiaries are subject to taxation in the United States and various foreign jurisdictions. Of the major jurisdictions, we are subject to examination in: the United States for U.S. Federal purposes for fiscal 2010 and forward and for state purposes for fiscal 2003 and forward; Australia for fiscal 2009 and forward; Canada for fiscal 2005 and forward; France for fiscal 2010 and forward; Germany for fiscal 2009 and forward; Japan for fiscal 2008 and forward; Spain for fiscal 2008 and forward; and the UK for fiscal 2009 and forward. While it is often difficult to predict whether we will prevail, we believe that our tax liabilities for unrecognized tax benefits reflect the more likely than not outcome of known tax contingencies.
We believe that it is reasonably possible that the total amount of unrecognized tax benefits of $43 million (inclusive of tax, interest and penalties) will decrease by $3 million during the next twelve months due to the resolution of ongoing tax examinations and lapses of applicable statutes of limitations.

NOTE 11 — SEGMENTS
We generate sales, earnings and cash flows by retailing numerous product offerings worldwide. We operate all of the “R” Us branded retail stores in the United States and Puerto Rico and 79% of the 889 “R” Us branded retail stores internationally (excluding temporary Express store locations). The balance of the “R” Us branded retail stores outside the United States are operated by licensees. Licensing fees did not have a material impact on our Net sales. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and toys.com, as well as other Internet sites we operate in our international markets.
Our business has two reportable segments: Toys “R” Us – Domestic (“Domestic”) and Toys “R” Us – International (“International”). The following is a brief description of our segments:

•
Domestic — Our Domestic segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 873 stores that operate in 49 states in the United States and Puerto Rico and through the Internet. Domestic Net sales in fiscal 2013 were derived from traditional toy stores (including Babies “R” Us Express (“BRU Express”) and Juvenile Expansion formats), juvenile stores, side-by-side (“SBS”) stores, permanent Express stores (cumulative lease term of at least two years) and our flagship stores in New York City. Additionally, we generated Net sales through our temporary Express store locations.

•
International — Our International segment sells a variety of products in the core toy, entertainment, juvenile (including baby), learning and seasonal categories through 704 operated and 185 licensed stores in 35 countries and jurisdictions and through the Internet. In addition to fees received from licensed stores, International Net sales in fiscal 2013 were derived from traditional toy stores (including BRU Express formats), SBS stores, permanent Express stores (cumulative lease term of at least two years) and juvenile stores. Additionally, we generated Net sales through our temporary Express store locations. Our operated stores are located in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom.

The CEO, who is our Chief Operating Decision Maker, evaluates segment performance primarily based on Net sales and segment Operating (loss) earnings. Segment Operating (loss) earnings excludes corporate related charges and income. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Revenues from external customers are derived primarily from merchandise sales and we do not generate material sales from any single customer.
The following tables show our percentage of Net sales by product category:

	Fiscal Years Ended
Domestic:	February 1, 2014	February 2, 2013	January 28, 2012
Core Toy	16.3%	16.0%	15.9%
Entertainment	11.2%	11.7%	13.0%
Juvenile	37.6%	37.8%	37.5%
Learning	22.8%	22.4%	21.5%
Seasonal	11.4%	11.4%	11.3%
Other (1)	0.7%	0.7%	0.8%
Total	100%	100%	100%

(1)	Consists primarily of shipping and other non-product related revenues.

	Fiscal Years Ended
International:	February 1, 2014	February 2, 2013	January 28, 2012
Core Toy	22.7%	21.9%	22.0%
Entertainment	10.0%	11.4%	11.9%
Juvenile	20.4%	21.6%	21.6%
Learning	30.8%	29.2%	27.8%
Seasonal	15.3%	15.2%	15.9%
Other (1)	0.8%	0.7%	0.8%
Total	100%	100%	100%

(1)	Consists primarily of licensing fees from unaffiliated third parties and other non-product related revenues.

From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

A summary of financial results by reportable segment is as follows:

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Net sales
Domestic	$7,638	$8,149	$8,393
International	4,905	5,394	5,516
Total Net sales	$12,543	$13,543	$13,909
Operating (loss) earnings
Domestic (1)	$(197)	$571	$542
International (2)	203	309	377
Corporate and other (3)	(356)	(324)	(337)
Operating (loss) earnings	(350)	556	582
Interest expense	(524)	(480)	(442)
Interest income	7	16	10
(Loss) earnings before income taxes	$(867)	$92	$150

(1)
Includes Goodwill impairment of $361 million for fiscal 2013. Also includes gift card breakage income of $22 million, $19 million and $17 million for fiscals 2013, 2012 and 2011, respectively. Includes impairment of long-lived assets of $19 million, $8 million and $5 million for fiscals 2013, 2012 and 2011, respectively. In addition, includes the impact of net gains on sales of properties of $8 million, $3 million and $3 million for fiscals 2013, 2012 and 2011, respectively. Property damage write-offs and repairs for fiscals 2012 and 2011 were $6 million and $4 million, respectively. In addition, fiscal 2013 includes a $17 million non-cash cumulative adjustment of accrued vacation, resulting from a prior period correction. Fiscal 2013 also includes $23 million in litigation settlement expenses for certain legal matters, of which $20 million relates to the judgment in the Aleo v. SLB Toys USA Inc. case. For fiscals 2012 and 2011, $1 million and $8 million were included in litigation settlement expenses, respectively. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 14 entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details.

(2)
Includes impairment of long-lived assets of $24 million, $3 million and $1 million for fiscals 2013, 2012 and 2011, respectively. Also includes Goodwill impairment of $17 million for fiscal 2013. In addition, includes the impact of net gains on sales of properties of less than $1 million for both fiscals 2013 and 2012, and gift card breakage income of $2 million, $2 million and $5 million for fiscals 2013, 2012 and 2011, respectively. Property damage write-offs and repairs for fiscals 2012 and 2011 were $2 million and $7 million, respectively. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 5 entitled “PROPERTY AND EQUIPMENT” for further details.

(3)
Includes impairment of long-lived assets of $1 million for fiscal 2013. In addition, includes the impact of net gains on sales of properties of $1 million for fiscal 2012. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Certain corporate and other items are reported separately in our disclosure of segment Operating (loss) earnings. In addition to the income items described above, charges include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses, which are not fully allocated to our reportable segments. The significant categories of expenses include salaries, benefits and related expenses, professional fees, corporate facility depreciation and amortization and insurance. Salaries, benefits and related expenses include salaries, bonus, payroll taxes and health insurance expenses for corporate office employees. Professional fees include costs related to internal control compliance, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Depreciation and amortization includes depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost of fire, liability and automobile premiums.

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Depreciation and amortization
Domestic	$216	$225	$232
International	123	136	127
Corporate	49	46	44
Total Depreciation and amortization	$388	$407	$403
Capital expenditures
Domestic	$113	$148	$241
International	86	95	100
Corporate	39	43	39
Total Capital expenditures	$238	$286	$380

(In millions)	February 1, 2014	February 2, 2013
Merchandise inventories
Domestic	$1,375	$1,421
International	796	808
Total Merchandise inventories	$2,171	$2,229
Total Assets
Domestic	$3,812	$4,382
International	2,442	2,619
Corporate and other (1)	1,295	1,920
Total Assets	$7,549	$8,921

(1)	Includes cash and cash equivalents, deferred tax assets and other corporate assets.
Our Net sales, inclusive of each country’s respective Internet operations, and long-lived assets by country or region are as follows:

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Net sales
United States (1)	$7,638	$8,149	$8,393
Europe (2)	1,447	1,439	1,574
Japan	1,374	1,795	1,988
Canada	883	928	884
UK	680	735	758
China and Southeast Asia	277	233	49
Australia	228	248	245
Other (3)	16	16	18
Total Net sales	$12,543	$13,543	$13,909

(1)	Includes our wholly-owned operations in Puerto Rico.

(2)	Includes our wholly-owned operations in Germany, Austria, Switzerland, France, Spain, Portugal and Poland.

(3)	Represents licensing fees from unaffiliated third parties.

(In millions)	February 1, 2014	February 2, 2013
Long-lived assets
United States (1)	$2,521	$2,678
Europe (2)	417	435
Japan	383	462
UK	312	281
Canada	212	240
China and Southeast Asia	32	23
Australia	16	24
Total Long-lived assets	$3,893	$4,143

(1)	Includes our wholly-owned operations in Puerto Rico.

(2)	Includes our wholly-owned operations in Germany, Austria, Switzerland, France, Spain, Portugal and Poland.

NOTE 12 — DEFINED BENEFIT PENSION PLANS
We sponsor defined benefit pension plans covering certain international employees in the UK, Japan, Germany and Austria, with such benefits accounted for on an accrual basis using actuarial assumptions. For our pension plans, we use a measurement date matching the end of our fiscal years.
The following tables provide information regarding our pension plans:
Obligation and Funded Status at End of Fiscal Year:

(In millions)	February 1, 2014	February 2, 2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$128	$118
Service cost	5	5
Interest cost	5	5
Employee contributions	1	1
Benefits paid	(2)	(2)
Actuarial (gain) loss	(1)	6
Foreign currency impact	1	(5)
Projected benefit obligation at end of year	$137	$128

(In millions)	February 1, 2014	February 2, 2013
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$105	$93
Actual return on plan assets	5	10
Employer contributions	7	7
Employee contributions	1	1
Benefits paid	(2)	(2)
Foreign currency impact	2	(4)
Fair value of plan assets at end of year	$118	$105

(In millions)	February 1, 2014	February 2, 2013
Reconciliation of funded status to total amount recognized:
Funded status	$(19)	$(23)
Amounts recognized in Consolidated Balance Sheets:
Non-current liability	$(19)	$(23)
Amounts recognized in Accumulated other comprehensive income (loss):
Unrecognized net actuarial losses, net of tax	$9	$9
Of the $9 million of unrecognized net actuarial losses, net of tax, in Accumulated other comprehensive (loss) income as of February 1, 2014, less than $1 million is expected to be amortized into net periodic benefit cost in fiscal 2014.
Information for Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets:

(In millions)	February 1, 2014	February 2, 2013
Projected benefit obligation	$137	$128
Accumulated benefit obligation	118	106
Fair value of plan assets	118	105
Components of Net Periodic Benefit Cost During Each Fiscal Year:

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Service cost	$5	$5	$5
Interest cost	5	5	4
Expected return on plan assets	(5)	(4)	(4)
Net periodic benefit cost	$5	$6	$5
Contributions
For fiscal 2014, we expect to contribute $7 million to our pension plans.
Estimated Future Payments
Pension benefit payments, including amounts to be paid from our assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

(In millions)	Pension Benefits
2014	$2
2015	2
2016	2
2017	2
2018	2
2019 through 2023	8
Weighted-average Assumptions Used to Determine Net Periodic Benefit Costs at Fiscal Year End:

	February 1, 2014	February 2, 2013	January 28, 2012
Discount rate	4.1%	4.0%	4.4%
Expected rate of return on plan assets	4.9%	4.6%	5.1%
Rate of compensation increase	2.7%	2.8%	2.8%

Weighted-average Assumptions Used to Determine Benefit Obligations at Fiscal Year End:

	Fiscal Years Ended
	February 1, 2014	February 2, 2013
Discount rate	3.9%	4.0%
Rate of compensation increase	2.6%	2.8%
Determination of Discount Rate
The discount rate used to determine benefit obligations for our pension plans has been developed based on the AA corporate bond yield curve.
Determination of Expected Return on Assets
The expected return on assets is the rate of return expected to be achieved on pension fund assets in the long term, net of investment expenses. More than 90% of the plan assets relate to the UK and Japan pension plans. The UK and Japan pension plans expected return on assets assumption for fiscal 2014 has been determined by considering the return on the actual asset classes held as of the measurement date and our expectations of future rates of return on each asset class. For the UK and Japan pension plans, we determine the expected rate of return by utilizing the current return available on stocks, and government and corporate bonds and applying suitable risk premiums that consider historical market returns and current market expectations. The estimate of the expected rate of return is based on a long term view and considers the impact of economic conditions in the evaluation of historical market returns.
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
The following represents our pension plan target asset allocations for fiscal 2014, as well as the actual asset allocations as of February 1, 2014 and February 2, 2013:

	2014 Target Allocation	February 1, 2014	February 2, 2013
Equity securities	27.7%	27.7%	36.7%
Debt securities	56.6%	56.6%	42.7%
Insurance contracts	8.3%	8.3%	11.7%
Cash and cash equivalents	7.4%	7.4%	8.9%
Total	100%	100%	100%
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

Fair value of plan assets
The following tables present our plan assets by fair value hierarchy in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” as of February 1, 2014 and February 2, 2013. The fair value hierarchy is comprised of three levels based on the reliability of inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, while Level 3 includes the fair values estimated using significant non-observable inputs. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement of the instrument.
There have been no changes in valuation technique or related inputs for the fiscal years ended February 1, 2014 and February 2, 2013.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Equity Securities: (1)
Domestic	$—	$12	$12
International	—	21	21
Fixed Income: (2)
Domestic	—	2	2
International	—	64	64
Insurance Contracts (3)	—	10	10
Cash and cash equivalents (4)	9	—	9
Balance at February 1, 2014	$9	$109	$118

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Equity Securities: (1)
Domestic	$—	$12	$12
International	—	26	26
Fixed Income: (2)
Domestic	—	1	1
International	—	45	45
Insurance Contracts (3)	—	12	12
Cash and cash equivalents (4)	9	—	9
Balance at February 2, 2013	$9	$96	$105

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

NOTE 13 — OTHER EMPLOYEE RETIREMENT AND COMPENSATION BENEFITS
We offer other employee retirement and compensation benefits for eligible employees. The Supplemental Executive Retirement Plan (“SERP”) provides supplemental retirement benefits to certain executive officers in excess of the limitations that are imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended, on contributions to our TRU Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”). Participants are generally 100% vested in their SERP accounts after completing 5 years of employment with the Company. During fiscal 2013 we recorded SERP expenses of $1 million. During fiscals 2012 and 2011, we recorded SERP expenses of less than $1 million, respectively. As of February 1, 2014 and February 2, 2013, the SERP liability was $3 million, respectively.
Included in our Savings Plan, we have a 401(k) salary deferral feature, company-matching contributions and a profit sharing component for eligible U.S.-based employees. Under the terms of the Savings Plan, annual employer profit sharing contributions are made at the discretion of the Board of Directors, subject to certain limitations. The Savings Plan may be terminated at our discretion. Employee eligibility for participation in the 401(k) savings account portion of the Savings Plan requires 12 months of service and completion of 1,000 hours. In addition, the Company makes a matching contribution in an amount equal to 100% of the first 4%, of the participant’s contribution. We also have various defined contribution and other foreign government sponsored retirement plans for foreign employees, which are managed by each respective foreign location. Expenses related to the Savings Plan, other foreign defined contribution plans and other foreign government sponsored retirement plans were $24 million, $25 million and $26 million in fiscals 2013, 2012 and 2011, respectively. The Board of Directors did not elect to contribute to the profit sharing portion of the Savings Plan in fiscals 2013, 2012 and 2011.

NOTE 14 — LITIGATION AND LEGAL PROCEEDINGS
On July 15, 2009, the United States District Court for the Eastern District of Pennsylvania (the “District Court”) granted the class plaintiffs’ motion for class certification in a consumer class action commenced in January 2006, which was consolidated with an action brought by two Internet retailers that was commenced in December 2005. Both actions allege that Babies “R” Us agreed with certain baby product manufacturers (collectively, with the Company, the “Defendants”) to impose, maintain and/or enforce minimum price agreements in violation of antitrust laws. In addition, in December 2009, a third Internet retailer filed a similar action and another consumer class action was commenced making similar allegations involving most of the same Defendants. In January 2011, the parties in the consumer class actions referenced above entered into a settlement agreement, which was approved by the District Court in a final approval order in December 2011. In January 2012, certain parties who objected to the District Court’s final approval of the settlement filed Notices of Appeal with the Third Circuit Court of Appeals. As part of the settlement, in March 2011, the Company made a payment of $17 million towards the overall settlement. In February 2013, the Third Circuit Court of Appeals vacated the District Court’s final approval order and remanded the case to the District Court. The Company does not reasonably believe that it will need to make any further payments in connection with any future settlement. In addition, in January 2011, the plaintiffs, the Company and certain other Defendants in the Internet retailer actions referenced above entered into a settlement agreement pursuant to which the Company made a payment of $5 million towards the overall settlement. In addition, on or about November 23, 2010, the Company entered into a Stipulation with the Federal Trade Commission (“FTC”) ending the FTC’s investigation related to the Company’s compliance with a 1998 FTC Final Order and settling all claims in full. Pursuant to the settlement, in May 2011, the Company paid $1 million as a civil penalty.
In December 2011, the Japan Fair Trade Commission (the “JFTC”) issued a cease and desist order in connection with an investigation of Toys-Japan’s potential violation of anti-monopoly laws and assessed a surcharge against Toys-Japan in the amount of $5 million, which was recorded in SG&A. We have appealed this decision to the JFTC.
In October 2012, the Massachusetts Supreme Judicial Court granted the Company’s request for direct appellate review of a judgment in the amount of $20 million, including $18 million in punitive damages, that was entered against the Company in a wrongful death products liability case entitled Aleo v. SLB Toys USA, Inc., et al. (Superior Court of Massachusetts, Essex County, No. 2008-02149-A) (the “Judgment”). Oral argument concerning this appeal was held on May 6, 2013. On September 13, 2013, the Massachusetts Supreme Judicial Court issued its decision affirming the Judgment. During fiscal 2013, we accrued an additional $20 million related to this matter which was recorded in SG&A. In October 2013, the Company paid $25 million to satisfy the Judgment.
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

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are subject to various claims and contingencies related to lawsuits as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For claims and contingencies related to income taxes, see Note 10 entitled “INCOME TAXES.” Refer to Note 9 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of February 1, 2014.
As of February 1, 2014, we remain contingently liable for amounts due or amounts that may become due under certain real estate lease agreements that have been assigned to third parties. In the event of default by the assignees, we could be liable for payment obligations associated with these leases which have future lease related payments (not discounted to present value) of $82 million through September 2032. The impact of these obligations is not material to our Consolidated Financial Statements.

NOTE 16 — RELATED PARTY TRANSACTIONS
The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009 (“Advisory Agreement”). The initial term of the Advisory Agreement is ten years. After ten years, it extends annually for one year unless we or the Sponsors provide notice of termination to the other. The management and advisory fees paid to the Sponsors (the “Advisory Fees”) increase 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. We recorded Advisory Fees of $22 million, $21 million and $20 million for fiscals 2013, 2012 and 2011, respectively. During fiscals 2013, 2012 and 2011, we also paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.
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
In connection with the Propco I Term Loan Facility entered into on August 21, 2013, we incurred Transactions Fees of $10 million pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned an aggregate of $17 million of the Propco I Term Loan Facility as of February 1, 2014.
In connection with the New UK Propco Facility Agreement entered into on March 25, 2013, we incurred Transactions Fees of $4 million pursuant to the terms of the Advisory Agreement.
In connection with the France Propco Facility Agreement entered into on February 27, 2013, we incurred Transactions Fees of $1 million pursuant to the terms of the Advisory Agreement.
In connection with the Spain Propco Facility Agreement entered into on January 29, 2013, we incurred Transaction Fees of $1 million pursuant to the terms of the Advisory Agreement.
In connection with the offering of the 2017 Notes on August 1, 2012, we incurred Transaction Fees of $4 million pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned an aggregate of $9 million and $14 million of the 2017 Notes as of February 1, 2014 and February 2, 2013, respectively.
In connection with the Second Joinder Agreement entered into on April 10, 2012, we incurred Transaction Fees of $2 million pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned an aggregate of $9 million and $8 million of the Second Incremental Secured Term Loan as of February 1, 2014 and February 2, 2013, respectively.
In connection with the issuance of the Incremental Secured Term Loan on May 25, 2011, we incurred Transaction Fees of $4 million pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned an aggregate of $50 million and $63 million of the Incremental Secured Term Loan as of February 1, 2014 and February 2, 2013, respectively.

Investment funds or accounts advised by KKR owned an aggregate of $9 million and $5 million of the Toys-Delaware Secured Notes as of February 1, 2014 and February 2, 2013, respectively. In addition, investment funds or accounts advised by KKR owned an aggregate of $70 million and $67 million of the Secured Term Loan Facility as of February 1, 2014 and February 2, 2013, respectively. Additionally, investment funds or accounts advised by KKR owned an aggregate of $5 million of the Propco II Notes as of February 1, 2014 and February 2, 2013, respectively. For further details, see Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. During fiscals 2013, 2012 and 2011, affiliates of Vornado and investment funds or accounts advised by KKR held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $10 million, $8 million and $14 million in fiscals 2013, 2012 and 2011, respectively.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $8 million, $10 million and $9 million in fiscals 2013, 2012 and 2011, respectively, with respect to 0.8%, 0.9% and 0.9%, respectively, of our operated stores, which include Express stores. Of the aggregate amount paid in fiscals 2013, 2012 and 2011, $2 million, respectively, was allocable to joint-venture parties not otherwise affiliated with Vornado.
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
Subsequent Event
In connection with the amendment and restatement of the ABL Facility on March 21, 2014, we incurred Transaction Fees of $19 million pursuant to the terms of the Advisory Agreement.

NOTE 17 — ACQUISITIONS
On October 31, 2011, the Company acquired a 70% ownership interest in Labuan from Li & Fung for a purchase price of $79 million (including a $10 million hold back) plus $8 million of contingent consideration. The terms of the agreement provide us with the future option to acquire Li & Fung’s 30% interest in the business and also provide Li & Fung the option to require us to buy their 30% interest in the business at the end of three years from the acquisition date.
During fiscal 2012, the Company paid $5 million of contingent consideration related to the Labuan acquisition. The Company did not make any payments during fiscal 2013. In accordance with the purchase agreement, the remaining $3 million of contingent consideration will be paid out in subsequent periods based on the future financial performance of Labuan and is included within Other long term liabilities in our Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013.
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

Of the $64 million allocated to goodwill, none will be deductible for tax purposes. All of the goodwill acquired in connection with the Labuan acquisition has been allocated to the Company’s International segment.
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
As a result of the acquisition, the Company recognized Noncontrolling interest in the amount of $24 million which was measured at fair value at the acquisition date. In accordance with the terms of the agreement, the Noncontrolling interest is redeemable for cash or common stock of the Company at the option of the holder. As such, the Noncontrolling interest has been recorded in temporary equity. See Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for a reconciliation of the change in Noncontrolling interest to redemption value as of February 1, 2014 and February 2, 2013.

NOTE 18 — RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments in this standard are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 is not expected to have a material impact on our Consolidated Financial Statements.

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting” (“ASU 2013-07”). ASU 2013-07 clarifies when an entity should apply the liquidation basis of accounting and provides principles for the measurement of associated assets and liabilities, as well as required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-07 is not expected to have a material impact on our Consolidated Financial Statements.
In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-05 is not expected to have a material impact on our Consolidated Financial Statements.
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

QUARTERLY RESULTS OF OPERATIONS
The following tables set forth certain unaudited quarterly financial information:

	For the 13 Weeks Ended
(In millions)	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014 (1)
Fiscal 2013
Net sales	$2,408	$2,377	$2,491	$5,267
Gross margin	900	920	896	1,673
Selling, general and administrative expenses	886	890	959	1,275
Depreciation and amortization	100	95	92	101
Goodwill impairment	—	—	—	378
Other income, net	(13)	(19)	(15)	10
Operating loss	(73)	(46)	(140)	(91)
Net loss (2)	(111)	(113)	(605)	(207)
Net loss attributable to Toys “R” Us, Inc.	$(111)	$(113)	$(605)	$(210)

	For the 13 or 14 Weeks Ended (3)
(In millions)	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013 (1)
Fiscal 2012
Net sales	$2,612	$2,552	$2,609	$5,770
Gross margin	997	1,018	967	1,969
Selling, general and administrative expenses	898	887	962	1,294
Depreciation and amortization	100	100	97	110
Other income, net	(11)	(12)	(17)	(13)
Operating earnings (loss)	10	43	(75)	578
Net (loss) earnings (4)	(60)	(36)	(105)	240
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(60)	$(36)	$(105)	$239

(1)
Our Domestic and International businesses are highly seasonal with sales highest in the fourth quarter. During fiscals 2013, 2012 and 2011, 42%, 43% and 43%, respectively, of our total Net sales were generated in the fourth quarter. Our results of operations depend significantly upon the fourth quarter holiday selling season.

(2)
For the fourth quarter of fiscal 2013, our Net loss was impacted by Goodwill impairment of $378 million associated with our Toys-Domestic and Toys-Japan reporting units, the write-down of excess and obsolete inventory of $51 million, long-lived asset impairment of $37 million and a prior period vacation accrual correction of $17 million.

(3)	With the exception of the fourth quarter of fiscal 2012, which included 14 weeks, all other quarters presented include 13 weeks.

(4)
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

PARENT COMPANY INFORMATION

Toys “R” Us, Inc.
Schedule I — Condensed Statements of Operations and Comprehensive (Loss) Income

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Revenues	$—	$—	$—
General and administrative expenses	21	18	24
Depreciation and amortization	3	3	5
Other expense, net	1	—	—
Total operating expenses	25	21	29
Other (expense) income:
Interest expense, net	(76)	(83)	(77)
Intercompany interest expense, net	(63)	(47)	(6)
(Deficit) equity in pre-tax (loss) earnings of consolidated subsidiaries	(706)	242	260
(Loss) earnings before income taxes	(870)	91	148
Income tax expense (benefit)	169	53	(1)
Net (loss) earnings	$(1,039)	$38	$149

Comprehensive (loss) income	$(1,120)	$(9)	$153

See accompanying notes to Condensed Financial Statements.

Toys “R” Us, Inc.
Schedule I — Condensed Balance Sheets

(In millions)	February 1, 2014	February 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$79	$530
Due from subsidiary	316	—
Current deferred tax assets	—	5
Prepaid expenses and other current assets	4	5
Total current assets	399	540
Property and equipment, net	3	5
Investments in and advances from subsidiaries, net	—	869
Deferred tax assets	2	35
Other assets	27	73
	$431	$1,522
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accrued expenses and other current liabilities	$88	$72
Income taxes payable	—	23
Total current liabilities	88	95
Long-term debt	872	872
Deferred tax liabilities	—	1
Investments in and advances to subsidiaries, net	46	—
Other non-current liabilities	73	69
Temporary equity	8	—
Stockholders’ (deficit) equity	(656)	485
	$431	$1,522
See accompanying notes to Condensed Financial Statements.

Toys “R” Us, Inc.
Schedule I — Condensed Statements of Cash Flows

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Cash Flows from Operating Activities	$(21)	$114	$554
Cash Flows from Investing Activities:
Purchases of debt securities	—	—	(26)
Proceeds from redemption of debt securities	52	—	—
Investments in subsidiaries	(180)	(33)	(77)
Intercompany loan repayments by subsidiaries	1,956	2,107	1,141
Loans to subsidiaries	(2,251)	(2,005)	(1,266)
Net cash (used in) provided by investing activities	(423)	69	(228)
Cash Flows from Financing Activities:
Long-term debt borrowings	—	446	—
Long-term debt repayment	—	(400)	(500)
Borrowings from subsidiaries	—	265	—
Other	(7)	(17)	1
Net cash (used in) provided by financing activities	(7)	294	(499)
Cash and cash equivalents:
Net (decrease) increase during period	(451)	477	(173)
Cash and cash equivalents at beginning of period	530	53	226
Cash and cash equivalents at end of period	$79	$530	$53

Supplemental Disclosures of Cash Flow Information:
Interest paid	$78	$75	$99

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
As of February 1, 2014, Investments in and advances to subsidiaries, net included the outstanding net intercompany receivable balance from Toys Limited of $179 million. Additionally included within Investments in and advances to subsidiaries, net, is an intercompany payable of $381 million to Toys-Delaware, which includes $45 million of accrued interest in fiscal 2013 related to Parent Company’s net intercompany payable balance. As of February 1, 2014, an outstanding short term loan of $316 million to Delaware was recorded in Due from subsidiary.
In addition, the Investments in and advances to subsidiaries, net, included investments in subsidiaries, net, which declined in fiscal 2013 given our subsidiaries’ results of operations.
As of February 2, 2013, Investments in and advances from subsidiaries, net included the outstanding net intercompany receivable balance from Toys Limited of $189 million. Additionally included within Investments in and advances from subsidiaries, net, is an intercompany payable of $631 million to Toys-Delaware, which includes $35 million of accrued interest in fiscal 2012 related to Parent Company’s net intercompany payable balance. As of February 2, 2013, the intercompany payable balance also reflects an outstanding loan of $22 million due from Toys-Delaware. During fiscal 2012, Toys-Delaware advanced us an aggregate of $265 million, which are recorded as long-term loans.
During fiscal 2011, we received a $63 million non-cash dividend from our subsidiary Toys “R” Us - Value, Inc. (“TRU-Value”) of its intercompany receivable due from Toys-Delaware.
For fiscals 2013 and 2012, the income tax expense of $169 million and $53 million, respectively, and income tax benefit for fiscal 2011 of $1 million, represents the Parent Company’s consolidated income tax expense (benefit). Such amounts include income tax expense of $127 million, $105 million and $33 million, respectively, related to our subsidiaries, which have not been consolidated for this presentation. The Parent Company is responsible for cash income tax payments on the separate company income of such subsidiaries for United States Federal and certain state filings.
During fiscal 2011, we acquired from unaffiliated parties $36 million face value debt securities of Vanwall for $26 million which are included in Other assets within the Condensed Balance Sheet of the Parent Company, classified as held-to-maturity debt and reported at amortized cost. These debt securities were repaid during fiscal 2013 in conjunction with the refinancing of the UK senior and junior credit facilities. Refer to Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

NOTE B — DEBT
A summary of the Parent Company’s Long-term debt as of February 1, 2014 and February 2, 2013 is outlined in the table below:

(In millions)	February 1, 2014	February 2, 2013
10.375% senior notes, due fiscal 2017	447	446
7.375% senior notes, due fiscal 2018	403	404
8.750% debentures, due fiscal 2021 (1)	22	22
Total Long-term debt	$872	$872

(1)	Represents obligations of Toys “R” Us, Inc. and Toys–Delaware.
The total fair values of the Parent Company’s Long-term debt, with carrying values of $872 million at February 1, 2014 and February 2, 2013, respectively, were $687 million and $829 million, respectively. The fair values of the Parent Company’s Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.
The annual maturities of the Parent Company’s Long-term debt at February 1, 2014 are as follows:

(In millions)	Annual Maturities
2014	$—
2015	—
2016	—
2017	450
2018	400
2019 and subsequent	22
Total	$872
The Parent Company is a co-obligor of the outstanding debentures due fiscal 2021, and these debt securities are included in Long-term debt within the Parent Company Condensed Balance Sheets for stand-alone reporting purposes. However, it is expected all future principal and interest payments will be funded through the operating cash flows of Toys-Delaware. During fiscals 2013, 2012 and 2011, Toys-Delaware recorded interest expense related to the outstanding debentures due fiscal 2021 of $2 million, respectively, which is reflected as part of (Deficit) Equity in pre-tax (loss) earnings of consolidated subsidiaries in the Parent Company Condensed Statements of Operations and Comprehensive (Loss) Income.
The Parent Company currently guarantees 80% of one of Toys–Japan’s installment loans, totaling ¥120 million ($1 million at February 1, 2014). This loan has an annual interest rate of 2.6%. In addition, the Parent Company has an agreement with McDonald’s Japan, in which the Parent Company promises to reimburse McDonald’s Japan for any amounts it may be required to pay in connection with its guarantees of the remaining 20% of the loan. Additionally, the Parent Company provides guarantees related to the uncommitted credit lines of Labuan in an aggregate amount up to HK$288 million ($37 million at February 1, 2014) for future borrowings. During fiscal 2012, the Parent Company provided the lenders of the Spain Propco Facility Agreement entered into on January 29, 2013 with a deficiency guarantee with respect to certain losses the lenders may suffer in certain circumstances.
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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows attributable to the changes in LIBOR rates. Some of our interest rate contracts may contain credit-risk related contingent features and are subject to master netting arrangements. As of February 1, 2014, our interest rate contracts have maturity dates through April 2015.
At February 1, 2014 and February 2, 2013, we had no derivative liabilities related to agreements that contain credit-risk related contingent features. As of February 1, 2014 and February 2, 2013, we were not required to post collateral with any derivative counterparties.

The following table presents our outstanding interest rate contracts as of February 1, 2014 and February 2, 2013:

			February 1, 2014	February 2, 2013
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount
Interest Rate Caps
1 Month USD LIBOR Interest Rate Cap (1)	January 2011	April 2015	$500	$500
1 Month USD LIBOR Interest Rate Cap (1)	January 2012	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap (1)	January 2014	April 2015	311	311
(1) These interest rate caps are not designated as cash flow hedges in accordance with ASC 815.
Foreign Exchange Contracts
We occasionally enter into foreign currency forward contracts to economically hedge our short-term, cross-currency intercompany loans with our foreign subsidiaries. We enter into these contracts in order to reduce our exposure to the variability in expected cash outflows attributable to changes in foreign currency rates. These derivative contracts are not designated as hedges and are recorded on the Parent Company Condensed Balance Sheets at fair value with a gain or loss recorded on the Parent Company Condensed Statements of Operations and Comprehensive (Loss) Income in Interest expense, net. At February 1, 2014 and February 2, 2013, we had no outstanding foreign exchange contracts.
Our foreign exchange contracts typically mature within 12 months. Some of these contracts may contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At February 1, 2014 and February 2, 2013, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of less than $1 million, respectively. We are not required to post collateral for these contracts.
The following table sets forth the net impact of the effective portion of Parent Company’s derivatives on Accumulated other comprehensive (loss) income for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012:

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Derivatives designated as cash flow hedges:
Beginning balance	$1	$1	$1
Reclassifications from Accumulated other Comprehensive (Loss) Income - Interest Rate Contracts	—	—	—
	—	—	—
Ending balance	$1	$1	$1
The following table sets forth the impact of derivatives on Interest expense, net on the Parent Company Condensed Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012:

	Fiscal Years Ended
(In millions)	February 1, 2014	February 2, 2013	January 28, 2012
Derivatives not designated for hedge accounting:
Loss on the change in fair value - Interest Rate Contracts	$—	$—	$(3)
(Loss) gain on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	(1)	—	2
Total Interest expense, net	$(1)	$—	$(1)

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

The following table contains the notional amounts and fair values of Parent Company’s outstanding derivative contracts as of February 1, 2014 and February 2, 2013:

	February 1, 2014		February 2, 2013
	Notional	Fair Value Assets/	Notional	Fair Value Assets/
(In millions)	Amount	(Liabilities)	Amount	(Liabilities)
Interest Rate Contracts not designated for hedge accounting:
Other assets	$1,311	$—	$1,311	$—
Refer to Note 3 to our Consolidated Financial Statements entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details on derivative instruments.
Offsetting of Derivatives
We present our derivatives at gross fair values in the Parent Company Condensed Balance Sheets. However, some of our interest rate and foreign exchange contracts are subject to master netting arrangements which allow net settlements under certain conditions. As of February 1, 2014 and February 2, 2013, the aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets were nominal, respectively, and the aggregate gross fair value of derivative assets which could be net settled against our derivative liabilities were nominal, respectively. As of February 1, 2014 and February 2, 2013, none of the master netting arrangements involved collateral.

NOTE D — COMMITMENTS AND CONTINGENCIES
Although the Parent Company does not currently have material legal proceedings pending against us, we may be subject to various claims and contingencies related to lawsuits, as well as commitments under contractual and other obligations. Refer to Note 14 to our Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS” for further information. Additionally, the Parent Company is a guarantor on certain leases entered into by its subsidiaries. For a discussion of the lease obligations of the Parent Company and its subsidiaries, see Note 9 to our Consolidated Financial Statements entitled “LEASES.”

NOTE E — DISTRIBUTIONS AND CAPITAL CONTRIBUTIONS
Distributions
The Parent Company received cash distributions (inclusive of returns of capital) from certain of its subsidiaries of $202 million, $203 million and $680 million during fiscals 2013, 2012 and 2011, respectively. The cash distributions received included $79 million, $129 million and $616 million, in fiscals 2013, 2012 and 2011, respectively, from our subsidiary Toys-Delaware. During fiscal 2011, the cash distributions received from Toys-Delaware included $519 million for the repayment of the 7.625% notes due in fiscal 2011. Additionally, during fiscal 2011, TRU-Value issued a $63 million non-cash distribution of a portion of its intercompany receivable due from Toys-Delaware to Parent Company.
The cash distributions received also included $123 million, $72 million and $64 million, in fiscals 2013, 2012 and 2011, respectively, from certain of our property subsidiaries, which included returns of capital of $109 million, $10 million and $4 million, respectively. The cash distributions received during fiscals 2013, 2012 and 2011 from our property subsidiary TRU Propco I were $115 million, $64 million and $58 million, respectively.
Capital Contributions
During fiscal 2013, Parent Company made a capital contribution of $274 million to Toys Europe, which it used in connection with the refinancing of the UK real estate credit facility. Additionally, during fiscal 2013, Parent Company made a capital contribution of $10 million to Toys Europe to assist in the funding of the new Spain Propco Facility Agreement debt repayment for the fourth quarter of fiscal 2013. During fiscal 2012, Parent Company made a capital contribution of $30 million to Toys Europe, which it used in connection with the refinancing of the Spain Propco Facility. Refer to Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.
Additionally, during fiscal 2012, Parent Company made a capital contribution of $5 million to TRU Asia, Ltd., which it used to pay contingent consideration related to the Labuan acquisition. During fiscal 2011, Parent Company made a capital contribution of $79 million to TRU Asia, Ltd., which it used to acquire a 70% interest in Labuan. Refer to Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (1992).
Based on this assessment, management concluded that, as of February 1, 2014, the Company’s internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm which has audited and reported on the financial statements contained in this Annual Report on Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.
(c) Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Toys “R” Us, Inc.:

We have audited the internal control over financial reporting of Toys “R” Us, Inc. and subsidiaries (the “Company”) as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 1, 2014 of the Company and our report dated March 31, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
New York, New York
March 31, 2014

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following persons were members of our Board of Directors (the “Board”) as of March 1, 2014. Each elected director will hold office until a successor is duly elected and qualified or until his or her earlier death, resignation or removal from office by our stockholders.

Name	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships
Joshua Bekenstein	55
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

Michael M. Calbert	51
Mr. Calbert has been our director since July 2005. Mr. Calbert served as an executive of Kohlberg Kravis Roberts & Co. (together with its affiliates, “KKR”) from 2000 to February 2014. Mr. Calbert currently serves as a member of the Board of Directors of Dollar General Corporation.

Richard Goodman	65
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

Daniel Guglielmone	47	Mr. Guglielmone has been our director since May 2013. Mr. Guglielmone has served as Senior Vice President of Vornado Realty Trust (“Vornado”) since September 2003.
Matthew S. Levin	47
Mr. Levin has been our director since July 2005. Mr. Levin has been a Managing Director at Bain since 2000. Mr. Levin also currently serves as a director of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Michaels Stores, Inc., Unisource Worldwide, Inc., Edcon Holdings Pty Ltd., Lilliput Kidswear Ltd. and Guitar Centers, Inc.

Joseph Macnow	68
Mr. Macnow has been our director since May 2013. Mr. Macnow has served as Executive Vice President - Finance and Chief Administrative Officer of Vornado since June 2013. He served as Executive Vice President - Finance and Administration of Vornado from January 1998 to June 2013. He was Vice President and Chief Financial Officer of Vornado from 1985 to January 1998. He has been the Vice President and Chief Financial Officer of Alexander’s, Inc. since August 1995.

Richard L. Markee	60
Mr. Markee has been our director since November 2013. Mr. Markee has served as the Executive Chairman of Vitamin Shoppe, Inc. (“Vitamin Shoppe”) since April 2011. From September 2009 to April 2011, he served as Chief Executive Officer and as Chairman of the Board of Directors of Vitamin Shoppe. Mr. Markee was an Operating Partner of Irving Place Capital Management, L.P., a private equity firm focused on making equity investments in middle-market companies, from November 2008 to September 2009. From 2006 to 2008, he was an Operating Partner of Bear Stearns Merchant Banking, the predecessor to Irving Place Capital Management, L.P.. In addition, Mr. Markee previously served in a number of capacities at the Company, including serving as Vice Chairman from 2004 to 2006 and Interim Chief Executive Officer from 2005 to 2006. Mr. Markee serves on the Board of Directors of Vitamin Shoppe.

Wendy Silverstein	53
Ms. Silverstein has been our director since September 2005. Ms. Silverstein has been Executive Vice President and Co-Head of Acquisitions and Capital Markets of Vornado since November 2010. She served as Executive Vice President — Capital Markets of Vornado from 1998 to October 2010.

Nathaniel H. Taylor	37	Mr. Taylor has been our director since January 2011. Mr. Taylor is a member of the general partner of KKR & Co. L.P., and he has been an investment professional at KKR since November 2005.
Antonio Urcelay	61
Mr. Urcelay has served as the Chairman of the Board since November 2013. He has served as the Chief Executive Officer of the Company since October 2013. From May 2013 to October 2013, Mr. Urcelay served as Interim Chief Executive Officer of the Company. From July 2010 to October 2013, he also served as the Company’s President of Europe. Prior to that, Mr. Urcelay served as President of Continental Europe (Germany, Switzerland, Austria, France, Spain and Portugal) from August 2004 to July 2010.

Adam Waglay	31	Mr. Waglay has been our director since May 2013. Mr. Waglay has served as a Principal at KKR since July 2010. From July 2007 to July 2010, Mr. Waglay served as an Associate at KKR.
Gregory R. Why	47
Mr. Why has been our director since May 2013. Mr. Why has served as an Operating Partner at Bain since December 2009. From October 2006 until December 2009, Mr. Why served as an Executive Vice President at Bain.

In appointing Mr. Urcelay to the Board, the Board considered the intimate knowledge of the Company’s global business and operations that Mr. Urcelay brings to the Board from his experience as the Chief Executive Officer of the Company. In addition, the Board considered his significant experience and expertise in the retail industry gained over his more than 30 years of retail and consumer goods experience, including in his various roles at Toys “R” Us over a 17 year career. In his most recent role as President of Europe, he was responsible for the successful operation of more than 250 Toys “R” Us and Babies “R” Us stores in eight European countries: the United Kingdom, Austria, France, Germany, Poland, Portugal, Spain and Switzerland. This included providing leadership in asserting the company’s global status as the toy and juvenile products authority through marketing, merchandising, e-commerce, store support and customer service excellence. In 2011, Mr. Urcelay directed the company’s market entry into Poland, providing the gateway for potential further expansion in Europe.
In electing Mr. Markee to the Board, the Board considered his significant experience and expertise in the retail industry including his prior service as Chief Executive Officer of the Vitamin Shoppe and his prior service with the Company in which he served in a number of capacities, including serving as Vice Chairman from 2004 to 2006 and interim Chief Executive Officer from 2005 to 2006.
Other than Messrs. Urcelay, Goodman and Markee, each of the Directors was elected to the Board pursuant to a stockholders agreement dated July 21, 2005 by and among the Company, Bain, KKR and Vornado (collectively, the “Sponsors”) and a private investor (the “Stockholders’ Agreement”). Pursuant to such agreement, Messrs. Bekenstein, Levin and Why were appointed to the Board as a consequence of their respective relationships with Bain; Messrs. Calbert, Waglay and Taylor were appointed to the Board as a consequence of their respective relationships with KKR; and Ms. Silverstein and Messrs. Macnow and Guglielmone were appointed to the Board as a consequence of their respective relationships with Vornado. Mr. Goodman was appointed to the Board based upon his significant business experience including his extensive knowledge of financial statements and reporting.
Executive Officers
The following persons were our Executive Officers as of March 1, 2014, having been elected to their respective offices by the Board:

Name	Age	Position with the Registrant
Antonio Urcelay (1)	61	Chairman of the Board; Chief Executive Officer
F. Clay Creasey, Jr.	65	Executive Vice President — Chief Financial Officer
Richard Barry	47	Executive Vice President — Chief Merchandising Officer
Deborah Derby	50	Vice Chairman and Executive Vice President
Dr. Wolfgang Link	46	President — Toys “R” Us, Europe
Monika M. Merz	64	President — Toys “R” Us, Asia Pacific
Harry J. Mullany III	55	President — Toys “R” Us, U.S.
David J. Schwartz	46	Executive Vice President — General Counsel & Corporate Secretary

(1)	See “Directors” above for Mr. Urcelay’s biography.
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
Ms. Derby has served as our Vice Chairman and Executive Vice President since March 2013. From September 2012 to March 2013, Ms. Derby served as a consultant at Kenneth Cole Productions, Inc. From February 2009 to February 2012, Ms. Derby served as our Chief Administrative Officer. Prior to that she served as the President of Babies “R” Us from May 2006 to February 2009. Ms. Derby currently serves as a member of the Board of Directors of the Vitamin Shoppe, Inc.
Dr. Link has served as President, Toys “R” Us, Europe since October 2013. From August 2007 to October 2013, Dr. Link served as Managing Director, Toys “R” Us, Central Europe.
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
Mr. Mullany has served as President — Toys “R” Us, U.S. since November 2013. From February 2011 to March 2013, he served as Chief Executive Officer of Servicemaster Company, a provider of various services to residences and firms including home cleaning and maintenance, pest control and lawn fertilization. From January 2010 to November 2010, Mr. Mullany served as Executive Vice President and President, Wal-Mart North. From January 2006 to December 2009, he served as Senior Vice President and President, Northeast Division of Wal-Mart Stores Inc.
Mr. Schwartz has served as our Executive Vice President – General Counsel since October 2009 and has served as Corporate Secretary since April 2006. From September 2003 until October 2009, Mr. Schwartz served as Senior Vice President — General Counsel. From January 2002 until September 2003, Mr. Schwartz served as our Vice President — Deputy General Counsel, and served as Assistant Corporate Secretary from that time until April 2006. From February 2001 to January 2002, Mr. Schwartz served as our Vice President — Corporate Counsel and Assistant Corporate Secretary.
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
Audit Committee
Our Board of Directors has a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Joseph Macnow, Nathaniel H. Taylor and Richard Goodman, who serves as Chairman of the Audit Committee. Our Board of Directors has determined that each member of the Audit Committee is financially literate and that Mr. Goodman is an “audit committee financial expert” within the meaning of the regulations adopted by the Securities and Exchange Commission. The Board has not made a determination as to whether any Audit Committee members are independent.

ITEM 11.	EXECUTIVE COMPENSATION
We refer to the persons included in the Summary Compensation Table below as our “named executive officers.” References to “2013,” “2012,” and “2011” mean, respectively, our fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively.
COMPENSATION DISCUSSION AND ANALYSIS
The following Executive Compensation discussion and analysis discusses our compensation policies and decisions regarding our named executive officers and describes the material elements of compensation for our named executive officers. Our named executive officers are:

•	Antonio Urcelay, Chairman of the Board and Chief Executive Officer;

•	F. Clay Creasey, Jr., Executive Vice President — Chief Financial Officer;

•	Deborah Derby, Vice Chairman and Executive Vice President;

•	Monika M. Merz, President — Toys “R” Us, Asia Pacific;

•	Harry J. Mullany III, President — Toys “R” Us, U.S.; and

•	Gerald L. Storch, Former Chairman of the Board and Chief Executive Officer[1]

1 Mr. Storch transitioned from his role as Chief Executive Officer in February 2013 and continued to serve as Chairman of the Board until November 2013.

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
Summary of Significant 2013 Compensation Decisions
Personnel Changes
Mr. Urcelay was promoted to Interim Chief Executive Officer in May 2013 and pursuant to a Letter Agreement between the Company and Mr. Urcelay, his salary was increased by €31,039 per month ($41,307 per month based on the Company’s average annual conversion rate in fiscal 2013) for so long as Mr. Urcelay continued to serve as head of the Company’s operating committee. In October 2013, Mr. Urcelay was appointed the Chief Executive Officer of the Company and in connection with this appointment, his annual base salary was increased to €1,000,000. In addition, Mr. Urcelay was awarded a one-time signing bonus of €250,000, was granted a one-time award of restricted stock units having a grant date fair value of $8,001,400, 50% of which will vest on the earlier of October 16, 2014 or the termination of his employment other than for cause and the remainder of which will vest in equal installments at the end of each fiscal quarter commencing January 31, 2015, with the last portion vesting on October 31, 2015, subject to continued employment through the applicable vesting dates. Mr. Urcelay will become eligible for an additional award of restricted stock units with a value of $4,000,000 in the event the Company extends his employment term from October 31, 2015 to October 31, 2016. Mr. Urcelay’s employment agreement also provides that Mr. Urcelay is eligible to earn an annual bonus award in a target amount of up to 150% of his base salary. Mr. Urcelay also became entitled to additional severance benefits and perquisites in connection with his promotion.
In November 2013, Mr. Mullany joined the Company as President — Toys “R” Us, U.S. Pursuant to his employment agreement, Mr. Mullany will be paid an annual base salary of $1,000,000 and he will be eligible to earn an annual bonus award in a target amount of up to 125% of his base salary. Mr. Mullany was also awarded a one-time signing bonus of $300,000 subject to repayment as further described in “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL—EMPLOYMENT AGREEMENTS” below. Pursuant to the terms of his employment agreement, he received a one-time award of stock options and restricted stock units under the 2010 Incentive Plan with grant date fair values of $4,687,500 and $2,000,020, respectively, as further described in “ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM—LONG TERM INCENTIVES—2010 INCENTIVE PLAN” below. The restricted stock units and stock options will vest in four equal annual installments beginning on the first anniversary of the grant date, with one half of the options subject to additional performance criteria. Additionally, Mr. Mullany purchased 22,728 shares of stock under the 2010 Incentive Plan.
In March 2013, Ms. Derby rejoined the Company as Vice Chairman and Executive Vice President. She previously served as the Company’s Chief Administrative Officer from February 2009 to February 2012. Pursuant to her employment agreement, Ms. Derby’s annual salary is $700,000 and she was awarded a one-time signing bonus of $115,000. Ms. Derby’s employment agreement also provides that Ms. Derby is eligible to earn an annual bonus award in a target amount of up to 110% of her base salary. In addition, Ms. Derby was granted certain option awards as further described in “ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM—LONG TERM INCENTIVES—2010 INCENTIVE PLAN” below.
Mr. Storch transitioned from his role as Chief Executive Officer in February 2013 and continued to serve as Chairman of the Board until November 2013.
Transition Bonuses
In connection with the transition of Mr. Storch from his role as Chief Executive Officer of the Company, on March 11, 2013 the Company granted special transition bonuses (the “Transition Bonuses”) to senior management of the Company, including Mr.

Creasey ($1,200,000), Ms. Merz (CAD $1,298,000 ($1,300,856 based on the Company’s average annual conversion rate in fiscal 2012)) and Mr. Urcelay (€1,164,000 ($1,500,047 based on the Company’s average annual conversion rate in fiscal 2012)), payable by the Company in lump sum payments on March 11, 2015. The Executive Committee determined these awards to be advisable in promoting retention and incentivizing senior management during the transition period. A pro rata portion of the bonus will be paid to an executive officer whose employment is terminated by the Company for any reason other than “cause” (as defined in the bonus agreement) between September 11, 2014 and March 11, 2015, based on the number of full months that have elapsed since the date of grant. No special Transition Bonus will be paid to an executive officer if such executive officer’s employment is terminated by the Company for any reason prior to September 11, 2014, by the Company for “cause” (as defined in the bonus agreement) at any time, or by the executive officer prior to the payment date.
Option Exchange and Option Extensions
Commencing in November 2013, certain participants under the 2010 Incentive Plan, including the named executive officers, were offered an opportunity to exchange certain of their outstanding stock options (“Old Options”) and all outstanding performance shares or units for a grant of one new stock option (“New Options”) for every two Old Options canceled, which New Options have an exercise price of $22.00. The Executive Committee determined these awards to be advisable in promoting retention and incentivizing senior management. On December 23, 2013, the Company closed its offer and a total of 919,599 and 104,240 Old Options and performance shares or units were canceled, respectively, and a total of 459,805 New Options were issued under the 2010 Incentive Plan. See “ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM—2013 OPTION EXCHANGE AND OPTION EXTENSION” below for further details.
Additionally, we extended the expiration dates of certain outstanding option awards, which were originally scheduled to expire in fiscals 2015 and 2016, to August 6, 2017.
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
At the beginning of each fiscal year, each of our executive officers is required to establish his or her personal business goals for the year. For fiscal 2013, the key priority was to drive relentless focus on prioritization and execution, and to put the consumer at the core of all we do. This focus is at the core of our strategic priorities for 2013, which are as follows:

•	Drive Product Differentiation;

•	Optimize eCommerce;

•	Focus on Service and Operational Excellence;

•	Design Store of the Future;

•	Change Value Perception;

•	Foundational Improvements; and

•	Reinvigorate Juvenile.
We believe that the above criteria, when considered together, provide an appropriate method of measuring our executive officers’ personal performance.
At the beginning of each fiscal year, our Chairman and Chief Executive Officer, reviews and approves the goals developed by each of our executive officers, other than himself, and the Executive Committee reviews and approves our Chairman and Chief Executive Officer’s goals. In connection with the departure of Mr. Storch, Mr. Urcelay, as head of the Company’s operating committee, coordinated the review and approval of the goals with the Executive Committee of the Board. At the end of each fiscal year, our Chairman and Chief Executive Officer reviews the individual performance of each executive officer against his or her personal goals. Mr. Urcelay will also prepare a self-evaluation of his own performance. He then presents his conclusions and recommendations with respect to base salary adjustments to the Executive Committee. The Executive Committee considers these conclusions and recommendations when determining any adjustments to our executive officers’ base salaries.

The following table sets forth the personal business goals of our named executive officers for fiscal 2013:

Name	Personal Business Goals

Mr. Urcelay	President of Europe (February 2013 — October 2013)
• Identify and leverage potential synergies within Europe (and globally) to reduce costs and/or improve results.

•     Lead the successful execution of the European strategic initiatives including; expansion into new product categories, Loyalty Card price differentiation, optimize eCommerce and Customer Relationship Management (“CRM”).

Interim Chief Executive Officer and Chief Executive Officer

•     Provide day to day support and strategic direction to the Company’s senior leadership team and overall organization, including; fostering a more “guest centric” culture, stabilizing the team and optimizing the alignment of existing talent, support the successful execution of the U.S. and Asian strategic priorities.

• Explore and present to the Board of Directors, as appropriate, future potential growth/expansion opportunities.

Mr. Creasey	• Manage the optimization of inventory purchases.

•     Help drive the achievement of the Company’s 2013 key initiatives focusing on reducing expenses through critical IT improvements, refinancing savings opportunities and achieving expense control totals.

• Drive real estate reviews globally to identify opportunities for profitable restructuring where appropriate.

Ms. Derby	• Manage executive transition issues working directly with our Chief Executive Officer and our Sponsors in providing support to the U.S. based Executive team.
• Partner with Sponsors on critical senior leadership changes and development opportunities.
• Partner with U.S. team to deliver the 2013 strategic initiatives and priorities.
• Stabilize organization and foster a better, more “guest centric” culture.

Ms. Merz
•     Drive loyalty and CRM for all countries in Asia Pacific to implement competitive loyalty programs, improved communications through targeted marketing and expand digital marketing efforts to drive repeat purchases.

• Focus on service and operational excellence by creating interactive stores, implementing in shop special events and partnerships with third parties.
• Focus on improving real estate portfolio by opening in high traffic locations and maximize internet sales.

•     Promote synergies for all countries in Asia Pacific by sharing cross functional best practices and implementing cooperation in merchandising to drive product differentiation through private label and exclusive products and lines.

As Mr. Mullany started in November 2013, there were no formal goals set for Mr. Mullany other than to oversee the U.S. operations for the holiday season and to begin developing the 2014 business strategy plan for the U.S. operations.
In fiscal 2013 and based upon performance during fiscal 2012, effective as of March 24, 2013, Mr. Creasey received an increase in salary of $20,000 from $580,000 to $600,000, and effective April 1, 2013, Ms. Merz received an increase in salary of CAD $22,000 from CAD $627,000 to CAD $649,000. In addition, Mr. Urcelay’s compensation was increased to €1,000,000 in connection with his appointment to Chief Executive Officer of the Company. Pursuant to their employment agreements, Mr. Mullany and Ms. Derby’s annual base salaries are $1,000,000 and $700,000, respectively. Due to the transitional nature of his services, Mr. Storch did not receive an increase in base salary for fiscal 2013.
In March 2014, and based upon fiscal 2013 performance, the Executive Committee determined that there would be no increase in the annual base salaries of our named executive officers.
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

Under the Management Incentive Plan, each executive officer has an annual incentive target payout expressed as a percentage of his or her base salary. The target bonus payouts as a percentage of base salary for our named executive officers were established in their employment agreements and may be subsequently adjusted based upon performance and/or a promotion in responsibility. Our named executive officers’ 2013 annual incentive award target payouts, expressed as a percentage of base salary, are as follows: for Mr. Urcelay 110% (February 2013 - October 2013) and 150% (November 2013 - January 2014), for Ms. Derby and Ms. Merz, 110%; and for Mr. Creasey, 100%. Mr. Mullany was hired in November 2013 and is not eligible for an annual incentive award in fiscal 2013. Due to the transitional nature of his services, Mr. Storch was not eligible for an annual incentive award in fiscal 2013.
The 2013 annual incentive target payout was weighted 80% on the Company’s financial performance (“Financial Component”) and 20% on the executive officer’s personal performance (“Personal Component”). We believe that weighting the executive officers’ annual incentive awards in this way aligns the interests of our executive officers with the interests of our equity holders by motivating the executive officers to increase the shareholder value of the Company as a whole, while also rewarding each of the executive officers for his or her individual performance.
The Financial Component is based on a combination of both: (i) the Adjusted Compensation EBITDA results for the Company as a whole and for one or more segments or business units of the Company and (ii) cash flow for the Company as a whole and for one or more segments or business units of the Company (for purposes of France, the financial component utilizes the metric return on invested capital (“ROIC”) instead of cash flow). We calculate Adjusted Compensation EBITDA for this purpose, as earnings before interest, income taxes, depreciation and amortization, further adjusted for the effects of specified period charges and gains or losses, including, among others, changes in foreign currency, noncontrolling interest, gains or losses on liquidations of subsidiaries or sales of properties, asset impairments and accounting changes. More detail about the calculation of Adjusted Compensation EBITDA is set forth below. Cash Flow is defined as EBITDA less Capital Expenditure and the change in Working Capital. We calculate ROIC by dividing Adjusted Compensation EBITDA (minus annual depreciation and amortization) by our average invested capital (which includes the aggregate of Net Property, Plant and Equipment, Inventory, Accounts Receivable, Prepaid Expenses and Goodwill minus the aggregate of Accounts Payable and Accrued Expenses).
We believe that focusing the Financial Component on Adjusted Compensation EBITDA and Cash Flow closely aligns the executive officers’ interests with those of our equity holders. The Adjusted Compensation EBITDA and Cash Flow targets for the Company as a whole and each segment or business unit are established by the Executive Committee when it establishes our business plan as part of our annual financial planning process, during which we assess the future operating environment and build projections of anticipated results.
The specific combination of Adjusted Compensation EBITDA measures that make up the Financial Component for a particular named executive officer relates to his or her primary job responsibilities as indicated in the chart below:

Name	Consolidated Adjusted Compensation EBITDA	Adjusted Compensation EBITDA of Domestic / International segment (4)	Consolidated Cash Flow	Domestic / International Cash Flow (4)
Mr. Urcelay (November 2013 - January 2014)	37.50%	37.50%	25.00%	—%
Mr. Urcelay(1) (February 2013 - October 2013)	18.75%	56.25%	6.25%	18.75%
Mr. Creasey	37.50%	37.50%	25.00%	—%
Ms. Derby	37.50%	37.50%	25.00%	—%
Mr. Mullany(2)	—%	—%	—%	—%
Ms. Merz(3)	18.75%	56.25%	6.25%	18.75%
Mr. Storch	—%	—%	—%	—%
(1)During this time, Mr. Urcelay served as President of Europe. His adjusted compensation EBITDA included United Kingdom, Iberia, France, Central Europe and Canada; all weighted equally at 11.25%. International Cash Flow also included United Kingdom, Iberia, Central Europe and Canada; all weighted equally at 3.75%. In the case of France, ROIC was weighted at 3.75%.
(2)Mr. Mullany was hired in November 2013 and was not eligible for an annual incentive payout for fiscal 2013.
(3)Ms. Merz’s Adjusted Compensation EBITDA includes Japan, Toys (Labuan) Holding Limited (“Labuan”) and Australia weighted at 42.19%, 8.44% and 5.63%, respectively. International Cash Flow also includes Japan, Labuan and Australia, weighted at 14.06%, 2.81% and 1.88%, respectively. For purposes of fiscal 2013, the Company did not utilize the Cash Flow of Labuan in determining the Cash Flow metric but rather utilized the Adjusted Compensation EBITDA.
(4)Other than Mr. Urcelay (for the period of February 2013 to October 2013) and Ms. Merz, all other named executive officers were subject to the Domestic metrics for EBITDA and Cash Flow.
We believe that these Financial Component weightings motivate our executive officers to work to improve the Company with appropriate emphasis on business unit results as the executive’s job responsibilities merit.
The Executive Committee sets the threshold, target and maximum payout levels for the Financial Component of the Management Incentive Plan. Achievement at the respective levels would result in a payout at, above or below the target level (that is, 80% (the portion based on the Financial Component) of the executive officer’s annual incentive target payout in fiscal 2013). If the actual Adjusted Compensation EBITDA and Cash Flow (or in the case of France, ROIC) performance is less than the minimum threshold, no amount will be earned with respect to that portion of the Financial Component of the Management Incentive Plan. If the actual Adjusted Compensation EBITDA and Cash Flow (or in the case of France, ROIC) performance is greater than 100% of the target, the executive officer’s total payout with respect to that portion of the Financial Component of the Management Incentive Plan will be greater than target (that is, 80% for all officers) and is capped at 300% of target of that portion of the Financial Component target. Straight interpolation determines the bonus payout for performance which falls between the threshold and target or between the target and maximum.
The Personal Component of the annual incentive under the Management Incentive Plan is based on each executive officer’s individual performance measured against his or her personal business goals (as further described in the “—BASE SALARY” section above), as assessed as part of the Company’s performance review process described under “—BASE SALARY” above. The Executive Committee sets the threshold and maximum payout levels for the Personal Component of the Management Incentive Plan. The Executive Committee typically first determines an average payout percentage of the Personal Component of the annual incentive target for all eligible employees at the Company (including our executive officers) and then determines the actual payout of the Personal Component portion of each executive officer’s annual incentive target, after considering the conclusions and recommendations provided by Mr. Urcelay with respect to executive officers other than himself. An executive officer’s payout with respect to the Personal Component of the Management Incentive Plan (that is, 20% of his or her annual incentive target payout) is capped at 200% of target. The Executive Committee also considers how the payouts to the executive officers will affect the payouts for all eligible employees because percentage payouts to employees (including our executive officers) must equal the average payout percentage determined by the Executive Committee. If 80% of the Financial Component target is not met, the Board has the discretion to fund the Personal Component at a level they determine appropriate. For fiscal 2013, the Board used its discretion in funding the Personal Component at 90% for markets that met or exceeded the targets for their financial metrics of Country EBITDA and Country Cash Flow. In the United States, we did not fund the Personal or Financial Components.
Notwithstanding the formulas described above for the Management Incentive Plan, the Executive Committee has the discretion to adjust the Personal Component and/or Financial Component payouts for all participants (which includes our executive officers) of the Management Incentive Plan. For fiscal 2013, the Executive Committee set the Personal Component payout ranges based upon the respective performance rating that each executive officer received.
The Adjusted Compensation EBITDA targets for fiscal 2013 were: $953,000,000 for the Company as a whole; $751,700,000 for our Domestic segment; $451,700,000 for our International segment; $54,300,000 for the United Kingdom, $64,000,000 for Central Europe; $53,900,000 for France; $40,200,000 for Iberia; $(5,400,000) for Australia, $110,000,000 for Canada; $32,736,000 for Labuan and $95,800,000 for Japan (in each case using the budgeted conversion rate of 1 GBP = $1.5693, 1 EURO = $1.3640, 1 AUD = $1.0407, 1 CAD = $1.0035, 1 CNY = $0.1605 and 1 JPY = $0.01078).
In fiscal 2013, the actual consolidated Adjusted Compensation EBITDA for the Company as a whole was higher than our Adjusted EBITDA due to adjustments of $20 million primarily related to the difference between the previous year’s period-end foreign currency translation rates and the actual foreign currency translation impact on our results of operations and fixed assets write-offs. In fiscal 2013, the actual consolidated Adjusted Compensation EBITDA results were $464,600,000 for our Domestic segment; and $380,600,000 for our International segment. The following businesses of our International segment had the following Adjusted Compensation EBITDA results: $42,200,000 for the United Kingdom, $60,200,000 for Central Europe, $41,700,000 for France, $38,100,000 for Iberia, $(2,700,000) for Australia, $100,400,000 for Canada, $34,388,000 for Labuan and $57,800,000 for Japan. For more information on calculation of our Adjusted EBITDA, see Note 5 of Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.
The Cash Flow targets for fiscal 2013 were: $720,100,000 for the Company as a whole; $638,300,000 for our Domestic segment; $248,200,000 for our International segment; $58,600,000 for the United Kingdom, $31,400,000 for Central Europe; $41,100,000 for Iberia; $(11,700,000) for Australia, $75,400,000 for Canada and $75,600,000 for Japan (in each case using the budgeted conversion rate of 1 GBP = $1.5693, 1 EURO = $1.3640, 1 AUD=$1.0407, 1 CAD=$1.0035 and 1 JPY = $0.01078). The ROIC target for France in fiscal 2013 was 17.9%.
In fiscal 2013, the actual consolidated Cash Flow results were $431,000,000 for our Domestic segment and $272,700,000 for our International segment. The following businesses of our International segment had the following Cash Flow results: $50,800,000 for the United Kingdom, $48,500,000 for Central Europe, $41,500,000 for Iberia, $(1,400,000) for Australia, $72,900,000 for Canada and $72,200,000 for Japan. The actual ROIC result for France in fiscal 2013 was 13.7%.
In addition, the Executive Committee approved the following percentage payouts for fiscal 2013 with respect to the Personal Component for each of the named executive officers: 120.5% for Mr. Urcelay for his time spent as President of Europe and 0% for his time as CEO and 0% for Mr. Creasey, Ms. Derby and Ms. Merz.
The following table illustrates the calculation of each named executive officer’s annual incentive payouts for fiscal 2013, if any, in light of the performance results and decisions discussed above:

Name	Total Target Payout	Financial Component of Target Payout	Actual Payout under the Financial Component	Personal Component of Target Payout	Actual Payout under the Personal Component	Total Actual Payout under the Management Incentive Plan for Fiscal 2013
Mr. Urcelay(1)	$1,140,385	$912,308	$174,959	$228,077	$268,307	$443,266
Mr. Creasey	600,000	480,000	—	120,000	—	—
Ms. Derby	770,000	616,000	—	154,000	—	—
Mr. Mullany(2)	—	—	—	—	—	—
Ms. Merz	687,700	550,160	230,672	137,540	—	230,672
Mr. Storch(2)	—	—	—	—	—	—
(1)Mr. Urcelay’s bonus target payout is weighted to reflect the period from February 2013 to October 2013 at a bonus target of 110% and the period from November 2013 to January 2014 at a bonus target of 150%.
(2)Mr. Mullany was hired in November 2013 and was not eligible for an annual incentive payout for fiscal 2013. Due to the transitional nature of his services, Mr. Storch was not eligible for an annual incentive award in fiscal 2013.
The “Grants of Plan-Based Awards in Fiscal 2013” table shows the threshold, target and maximum Management Incentive Plan awards that each of our named executive officers was eligible to receive in fiscal 2013. The actual payouts under the Management Incentive Plan awards actually earned by our named executive officers in fiscal 2013 are shown above and in the “Non-Equity Incentive Plan Compensation” column of the “SUMMARY COMPENSATION TABLE” below.
For fiscal 2014, the Executive Committee of the Board has modified the methodology for determining the amount of the pay-out for both the Financial Component and the Personal Component, which will continue to be weighted at 80% and 20%, respectively. The funding for the Financial Component (based on the actual financial performance achievement) will now be combined with any individual performance funding for all officers to create a bonus pool that will be discretionarily awarded to officers based on their individual performance.
Long-Term Incentives
We believe that providing long-term incentives as a component of compensation helps us to attract and retain our executive officers. These incentives also align the financial rewards paid to our executive officers with the Company’s long-term performance, thereby encouraging our executive officers to focus on the Company’s long-term goals. Since the Merger, the Executive Committee has offered long-term incentives under the Toys “R” Us, Inc. Management Equity Plan (the “Management Equity Plan”) and the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”), as further described below. For a description of awards made in fiscal 2013 under the 2010 Incentive Plan, see “—THE 2010 INCENTIVE PLAN” section and “GRANTS OF PLAN-BASED AWARDS IN FISCAL 2013” table below.
Management Equity Plan
During fiscal 2013, no named executive officer was granted an equity award pursuant to the Management Equity Plan. In fiscal 2012, we amended the Management Equity Plan to (i) provide for, among other things, a longer exercise period, expiring no later than the original term of the option, and the right to a cashless exercise of options held by a participant who is terminated without cause after four or more years of continuous service and (ii) allow any plan participant, as long as he or she remains employed by the Company or its affiliates, the right to put up to 25%, calculated as provided in the amendment, of his or her

Original Investment Shares, the number of shares that would be equal to the value of their original investment to us, during permitted transaction windows, until the occurrence of an initial public offering of the Company. In early fiscal 2013, we further amended the Management Equity Plan to allow certain plan participants the right to put to the Company (i) in 2013, up to 50%, calculated as provided in the amendment, of his or her Original Investment Shares held at March 1, 2013 and (ii) in 2014, any or all of the participant’s then remaining Original Investment Shares, in each case, during permitted transaction windows, until the occurrence of an initial public offering of the Company. For more information about the Management Equity Plan, see “NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND THE GRANTS OF PLAN-BASED AWARDS IN FISCAL 2013 TABLE” below.
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
The 2010 Incentive Plan is an omnibus plan that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, performance awards, dividend equivalents and other stock or stock based awards. The 2010 Incentive Plan provides that the total number of shares of our common stock that may be issued is 3,750,000 and the maximum number of such shares of our common stock for which incentive stock options may be granted is 500,000. Shares of common stock covered by awards that are terminated, canceled, forfeited or settled in cash, lapse without the payment of consideration, or are otherwise withheld, repurchased or not issued, may be granted again under the 2010 Incentive Plan. Generally, an unexercised or restricted award will not be transferable or assignable by a participant other than to the Company or an affiliate or by will or by the laws of descent and distribution.
Fiscal 2013
In December 2012, our management retained the services of the Hay Group to provide us insight regarding market practice including base salary competitiveness, bonus target and actual awards eligibility and long term incentive award targets and eligibility. Management reviewed the prevalent practice based upon a peer group consisting of the following 20 retailers: Amazon.com, Best Buy Co., Inc., Dick’s Sporting Goods, Inc., Dollar General Corporation, The Gap, Inc., The Home Depot, Inc., J.C. Penney Company, Inc., Kohl’s Corporation, Limited Brands, Inc., Lowe’s Companies, Inc., Macy’s, Inc., Michaels Stores, Inc., Nordstrom, Inc., Office Depot, Inc., OfficeMax Incorporated, PetSmart, Inc., Ross Stores, Inc., Staples, Inc., Target and The TJX Companies, Inc. Based upon the recommendations of our Human Resources Department, which included information contained in the Hay Group analysis, management presented its recommendation to the Executive Committee of the Board, which resulted in changes to our Long Term Incentive Program for fiscal 2013 including the types of long-term incentive awards and the vesting schedule of awards. For certain participants, including our named executive officers, we ceased granting performance shares and began granting time vesting restricted stock units (“RSUs”) for retention purposes. For further information see “NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS IN FISCAL 2013 TABLE—2010 INCENTIVE PLAN”.
In May 2013, we made certain equity grants of common stock options (“Stock Options”) and RSUs under the 2010 Incentive Plan to our executive officers, including our named executive officers, as set forth in the “Grants of Plan-Based Awards in Fiscal 2013” table. The named executive officers received approximately fifty percent (50%) of their grant date fair value in Stock Options and fifty percent (50%) of their grant date fair value in RSUs. This allocation was based on the aggregate grant date estimated fair value of the awards based on a formula that valued each option to purchase a share of common stock at one-half of the value of a share of common stock.
The RSUs and Stock Options will generally vest based on continuous service over a four year period at 50% on the second anniversary of the award and 25% on each of the third and fourth anniversary of the award. We believe that a four year vesting period provides us with the necessary retention incentive while at the same time providing our named executive officers with the ability to vest in a portion of the RSUs and Stock Options during the four year vesting period, which we believe will properly motivate our named executive officers.
Mr. Urcelay
In October 2013 and in connection with his appointment to Chief Executive Officer, we made to Mr. Urcelay a one-time award of restricted stock units under the 2010 Incentive Plan, having a grant date value of $8,001,400, 50% of which will vest on October 31, 2014 and the remainder of which will vest in equal installments at the end of each fiscal quarter between October 31, 2014 and October 31, 2015, subject to continued employment through the applicable vesting dates. Pursuant to the terms of his employment agreement, Mr. Urcelay is eligible for an additional award of restricted stock units having a grant date value of

$4,000,000 if the Company chooses to extend the employment term for the one-year period through October 31, 2016, which award would vest in four equal quarterly installments at the end of each fiscal quarter from October 31, 2015 through October 31, 2016, subject to Mr. Urcelay’s continued employment through the applicable vesting dates. Exercisable commencing 6 months after the earlier of the expiration of the employment term or the effective date of his retirement and prior to the occurrence of an IPO, Mr. Urcelay has the right to sell back to the Company at fair market value his shares of the Company’s common stock received upon vesting or exercise of any current or future awards under the Company’s long-term incentive plans, subject to certain other terms and conditions.
Mr. Mullany
In connection with his employment agreement, Mr. Mullany received a one-time award of stock options and restricted stock units under the 2010 Incentive Plan with grant date fair values of $4,687,500 and $2,000,020, respectively. 250,000 of the options will vest in four equal annual installments beginning on the first anniversary of the grant date. The remaining 250,000 option awards will be subject to performance and time vesting. For the performance component, (i) 125,000 options will satisfy the performance vesting contingency upon the occurrence, on or before the tenth anniversary of the grant date, of certain liquidity events for the Sponsors as described in Mr. Mullany’s employment agreement in which the consideration received by Sponsors reflects a price of the Company’s common stock of at least $33.50 per share and (ii) the remaining 125,000 options will satisfy the performance vesting contingency based upon the same criteria except that the price of the Company’s common stock shall be at a per share price of at least $40.00. For the options that satisfy the performance contingency criteria, such options will vest in equal annual installments over a four year period commencing with the first anniversary of the grant date. The shares underlying stock options are subject to certain call rights, by the Company and the Sponsors upon termination of his employment. The restricted stock units will vest in four equal annual installments beginning on the first anniversary of the grant date.
Ms. Derby
In connection with her employment agreement, Ms. Derby received the following option awards: (x) an option to purchase 26,667 shares of the Company’s common stock, with an exercise price equal to $60.00 per share, and (y) an option to purchase 21,014 shares of the Company’s common stock, with an exercise price equal to $44.00 per share. These Options were granted pursuant to the 2010 Incentive Plan, and were scheduled to vest over a three-year period, subject to Ms. Derby’s continued employment with the Company through the applicable vesting date. The intent of these awards was to replace the option awards that Ms. Derby forfeited at the time she had previously left the Company in February 2012. These options were subsequently canceled in exchange for the receipt of New Options as described below in “—2013 OPTION EXCHANGE AND OPTION EXTENSION”.
Perquisites
We provide our executive officers with perquisites that we believe are reasonable and consistent with the perquisites that would be available to them at other potential employers. We provide each of our executive officers with a car allowance or company-leased car; financial planning, accounting and tax preparation services; legal services; an annual executive physical; and reimbursement of relocation expenses. In addition, in connection with Mr. Urcelay’s appointment to Chief Executive Officer, he has been granted additional perquisites as described in footnote 4 of the “SUMMARY COMPENSATION TABLE.” Also, in connection with Ms. Merz’s assignment in Japan, she has been granted additional perquisites as described in footnote 10 of the “SUMMARY COMPENSATION TABLE.” We believe that providing Mr. Urcelay and Ms. Merz with these additional perquisites was necessary in order to facilitate a smooth transition and allow them to focus on their respective new business assignment. Perquisites are valued at the aggregate incremental cost to the Company.
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
We maintain the “TRU” Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”) in which our U.S. named executive officers who have at least one year of employment with the Company are eligible to participate, along with a substantial majority of our employees. The Savings Plan is a 401(k) plan, which is qualified under tax rules applicable to retirement plans, under which the Company matches 100% up to the first 4% of each plan participant’s (including our executive officers) earnings up to the Internal Revenue Code limit for each respective year in which the executive officer participates in the Savings Plan. The Company match is 100% vested on the funding date.
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
Benefits Upon Termination or Change of Control
Pursuant to their employment agreements, our executive officers are entitled to benefits upon termination or change of control. We believe these benefits play an important role in attracting and retaining high caliber executive officers and permit our executive officers to focus on their responsibilities for the Company without distractions caused by uncertainties in the context of an actual or threatened change of control. We also believe these benefits play an important role in protecting the Company’s highly competitive business by restricting our executive officers from working for a competitor during the severance period. These benefits and restrictions are described in more detail below under the section “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”
2013 Option Exchange and Option Extension
Commencing in November 2013, certain participants, including the named executive officers, under the 2010 Incentive Plan were offered an opportunity to exchange certain of their outstanding stock options (“Old Options”) and all outstanding performance shares or units for a grant of one new stock option (“New Options”) for every two Old Options canceled, which New Options have an exercise price of $22.00. On December 23, 2013, the Company closed its offer and a total of 919,599 and 104,240 Old Options and performance shares or units were canceled, respectively, and a total of 459,805 New Options were issued under the 2010 Incentive Plan. In connection with the option exchange, the Executive Committee removed the stockholder approval requirement for certain option modifications under the 2010 Incentive Plan.
The New Options have an exercise price of $22.00 per share and will vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date (subject to earlier expiration in accordance with the new option award agreement). Consistent with the Old Options, the New Options will vest automatically upon a change in control of the Company or upon the employee’s earlier termination due to death, disability or retirement (as each such term is defined in the 2010 Incentive Plan).

The following named executive officers elected to participate in the award exchange and the table below sets forth the number of canceled securities and New Options received in the award exchange:

Name	Old Options Canceled	Performance Shares/Units Canceled	New Options Granted
Antonio Urcelay	118,071	16,414	59,036
F. Clay Creasey, Jr.	83,950	10,883	41,975
Deborah Derby	73,046	—	36,523
Monika M. Merz	97,791	13,132	48,896
Harry J. Mullany III (1)	—	—	—

(1)Mr. Mullany did not own any Old Options or performance shares and therefore was not eligible to participate in the award exchange.
Additionally, we extended the expiration dates of certain outstanding option awards, which were originally scheduled to expire in fiscal 2015, to August 6, 2017. For Mr. Urcelay, expiration dates for 122,841 option awards were extended to August 6, 2017.
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
Equity Ownership Guidelines
We do not have formal equity ownership guidelines, although we have historically strongly encouraged our executive officers to invest in the Company through the Management Equity Plan and the 2010 Incentive Plan. We believe equity ownership aligns our executive officers’ interests with our equity holders’ interests. The equity ownership of our named executive officers is set forth in the beneficial ownership table in Item 12 entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”
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
THE EXECUTIVE COMMITTEE
Michael M. Calbert
Matthew S. Levin
Wendy Silverstein

SUMMARY COMPENSATION TABLE
The following table summarizes the compensation awarded to, earned by or paid to the named executive officers for fiscals 2013, 2012 and 2011:

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards (1)(2)	Option Awards (2)	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Antonio Urcelay(3), Chairman of the Board and Chief Executive Officer	2013	$1,238,637	$332,700	$8,533,000	$791,356	$443,266	$—	$963,015	(4)	$12,301,974
	2012	705,563	—	416,680	1,198,963	398,543	—	285,579		3,005,328
	2011	740,487	—	416,640	1,150,634	587,026	—	276,609		3,171,396

F. Clay Creasey, Jr., EVP - Chief Financial Officer	2013	596,923	—	435,000	426,075	—	—	51,147	(5)	1,509,145
	2012	577,692	—	283,316	522,050	217,595	—	70,195		1,670,848
	2011	561,923	—	266,640	736,409	221,465	—	62,779		1,849,216

Deborah Derby, Vice Chairman & EVP	2013	627,308	115,000	350,100	735,311	—	—	1,553,518	(6)	3,381,237

Harry J. Mullany III(7), President - Toys “R” Us, US	2013	226,923	300,000	2,000,020	4,687,500	—	—	72,502	(8)	7,286,945

Monika M. Merz(9), President - Toys “R” Us, Asia Pacific	2013	621,921	—	471,300	471,767	230,672	—	1,196,182	(10)	2,991,842
	2012	651,160	—	333,344	542,166	284,201	—	1,418,899		3,229,770
	2011	586,461	—	333,360	1,199,491	736,535	—	1,103,599		3,959,446

Gerald L. Storch, Former Chairman of the Board and Chief Executive Officer	2013	354,808	—	—	—	—	—	2,565,300	(11)	2,920,108
	2012	1,225,385	—	1,200,012	2,211,002	500,000	—	111,456		5,247,855
	2011	1,192,308	—	1,500,000	4,142,250	940,736	—	125,355		7,900,649

(1)
For 2012, assuming the maximum award is achieved, the value of the performance awards, using a $44.00 stock price (the fair value of our common stock on the date of grant), would be $833,360 for Mr. Urcelay, $566,632 for Mr. Creasey, $666,688 for Ms. Merz and $2,400,024 for Mr. Storch. For 2011, assuming the maximum award is achieved, the value of the performance awards, using a $60.00 stock price (the fair value of our common stock on the date of the grant), would be $833,280 for Mr. Urcelay, $533,280 for Mr. Creasey, $666,720 for Ms. Merz and $3,000,000 for Mr. Storch.

(2)
These amounts represent the aggregate grant date fair value of equity awards granted in the specified fiscal year as calculated pursuant to ASC 718 (excluding estimates of forfeitures related to service-based and performance-based vesting conditions). For additional information about the valuation assumptions with respect to equity awards, refer to Note 7 of the financial statements included in this Annual Report on Form 10-K entitled “STOCK-BASED COMPENSATION.” See the “OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END” table below for the vesting terms and conditions of these awards which are outstanding at the end of fiscal 2013. Amounts reported reflect the incremental expense recognized in fiscal 2013 (computed in accordance with ASC 718) related to the option exchange and option extension which was $270,883 for Mr. Urcelay, $172 for Mr. Creasey, $172 for Ms. Derby and $10,333 for Ms. Merz. Amounts reported also reflect the incremental expense recorded during fiscals 2012 and 2011 (computed in accordance with ASC 718) related to certain awards that were required to be liability-classified as a result of Amendment No. 3 and Amendment No. 5 to the Management Equity Plan.  The incremental expense recognized in fiscal 2012 was $431,250 for Mr. Urcelay. For Ms. Merz, an incremental expense of $279,000 was recorded in fiscal 2011.

(3)
Mr. Urcelay served as interim CEO from May 2013 to October 2013 and was named CEO in October 2013. Mr. Urcelay is compensated in Euros which are converted to USD each fiscal year based on the average monthly rate. The exchange rates are as follows:

• Fiscal 2013 - 1.0000 EURO = 1.3308 USD
• Fiscal 2012 - 1.0000 EURO = 1.2887 USD
• Fiscal 2011 - 1.0000 EURO = 1.3895 USD

(4)
Includes $513,363 for United States taxes paid by the Company, $260,371 for the purchase of annuity products under the MAPFRE Policies, $101,707 for commuting expenses, $37,038 for executive life insurance premiums, $36,330 for a leased car, $13,400 for executive medical premiums and $806 for financial planning services.

(5)
Includes $22,319 of Company contribution to the SERP, $13,676 for a leased car, $10,261 of Company matching contribution to the Savings Plan, $2,467 for financial planning services, $1,250 financial incentive for flying economy class under the Toys “R” Us, Inc. Corporate Travel and Expense Reimbursement Policy, $723 for life insurance premiums and $451 for long-term disability premiums.

(6)
Includes $1,449,000 for severance earned in fiscal 2013 related to Ms. Derby’s prior employment at the Company, $51,419 for a car allowance and for a leased car, $29,404 for financial planning services, $12,738 of Company contribution to the SERP, $7,538 of Company matching contribution to the Savings Plan, $2,637 for COBRA health insurance subsidy, $482 for life insurance premiums and $300 for long-term disability premiums.

(7)	Mr. Mullany was hired in November 2013.

(8)	Includes $52,601 for relocation expenses, $15,000 for financial planning services and $4,901 for a car allowance.

(9)	Ms. Merz is compensated in Canadian Dollars which are converted to USD each fiscal year based on the average monthly rate. The exchange rates are as follows:
• Fiscal 2013 - 1.0000 CAD = 0.9633 USD
• Fiscal 2012 - 1.0000 CAD = 1.0022 USD
• Fiscal 2011 - 1.0000 CAD = 1.0098 USD
While she is on an ex-patriate assignment in Japan, certain benefits are paid for in Japanese Yen which are converted to USD each fiscal year based on the average monthly rate. The exchange rates are as follows:
• Fiscal 2013 - 1.0000 JPY = 0.01012 USD
• Fiscal 2012 - 1.0000 JPY = 0.01241 USD
• Fiscal 2011 - 1.0000 JPY = 0.01262 USD

(10)
Includes $442,034 for host country income tax payments for local benefits, $246,465 for Japanese estimated national income tax for fiscal 2013, $166,980 for housing, $115,700 for a Cost of Living Allowance (COLA), $98,469 Company contributions to the Deferred Profit Sharing Plan, $39,954 for tax equalization, $34,909 for home leave for Ms. Merz and her spouse, $19,266 for a car allowance, $7,406 for premiums for ex-patriate health care coverage for Ms. Merz and her spouse, $7,018 for furniture rental, $6,463 for utilities, $5,197 for Executive Wellness (benefit expenses not covered by the health plan), $3,835 for club fees for the American Club, $1,445 for tax preparations and $1,041 for language lessons.

(11)	Includes $2,557,615 for severance earned in fiscal 2013, $6,511 for a leased car, $723 for life insurance premiums, and $451 for long-term disability premiums.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2013
The following table provides information on grants of plan-based awards to our named executive officers in fiscal 2013:

			Estimated Potential Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards (#/sh)		Grant Date Fair Value of Stock and Option Awards(5)
Name	Approval Date	Grant Date	Threshold(2) (#)	Target (#)	Maximum(3) (#)	Threshold (#)	Target (#)	Maximum (#)
Urcelay			—	$1,140,385	$2,561,265	—	—	—	—	—	$—		$—
	5/21/2013	5/24/2013	—	—	—	—	—	—	17,720	—	—		531,600
	5/21/2013	5/24/2013	—	—	—	—	—	—	—	38,525	30.00		520,473	(6)
	10/15/2013	11/5/2013	—	—	—	—	—	—	363,700	—	—		8,001,400
	11/14/2013	12/23/2013	—	—	—	—	—	—	—	59,036	22.00		12,917	(7)
	11/14/2013	12/23/2013	—	—	—	—	—	—	—	122,841	26.75		257,966	(8)
Creasey			—	600,000	1,680,000	—	—	—	—	—	—		—
	5/21/2013	5/24/2013	—	—	—	—	—	—	14,500	—	—		435,000
	5/21/2013	5/24/2013	—	—	—	—	—	—	—	31,525	30.00		425,903	(6)
	11/14/2013	12/23/2013	—	—	—	—	—	—	—	41,975	22.00		172	(7)
Derby			—	770,000	1,960,000	—	—	—	—	—	—		—
	5/21/2013	5/24/2013	—	—	—	—	—	—	11,670	—	—		350,100
	5/21/2013	5/24/2013	—	—	—	—	—	—	—	25,365	30.00		342,681	(6)
	3/6/2013	5/24/2013	—	—	—	—	—	—	—	26,667	60.00	(6)	204,803	(6)
	3/6/2013	5/24/2013	—	—	—	—	—	—	—	21,014	44.00	(6)	187,655	(6)
	11/14/2013	12/23/2013		—	—	—	—	—	—	36,523	22.00		172	(7)
Mullany			—	—	—	—	—	—	—	—	—		—
	10/15/2013	11/5/2013	—	—	—	—	—	—	90,910	—	—		2,000,020
	10/15/2013	11/5/2013	—	—	—	—	—	—	—	250,000	22.00		2,157,500
	10/15/2013	11/5/2013	—	—	—	—	250,000	—	—	—	22.00		2,530,000
Merz			—	687,700	1,750,509	—	—	—	—	—	—		—
	5/21/2013	5/24/2013	—	—	—	—	—	—	15,710	—	—		471,300
	5/21/2013	5/24/2013	—	—	—	—	—	—	—	34,155	30.00		461,434	(6)
	11/14/2013	12/23/2013	—	—	—	—	—	—	—	48,896	22.00		10,333	(7)
Storch			—	—	—	—	—	—	—	—	—		—

(1)
These amounts reflect estimated possible payouts under our annual incentive awards granted for fiscal 2013. Our Executive Committee approved the threshold, target and maximum payment amounts for fiscal 2013 in June 2013. Each named executive officer’s target payout was the following percentage of his or her base salary: 125% for Mr. Urcelay, 110% for Ms. Merz and Ms. Derby, and 100% for Mr. Creasey. Mr. Urcelay’s bonus target payout is weighted to reflect the period from February 2013 to October 2013 at a bonus target of 110% and the period from November 2013 to January 2014 at a bonus target of 150%. Mr. Mullany was hired in November 2013 and is not eligible for an annual incentive payout for fiscal 2013. Due to the transitional nature of his services, Mr. Storch was not eligible for an annual incentive award in fiscal 2013. The target payout is weighted 80% on the Financial Component and 20% on the Personal Component. For more information, see “ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM—ANNUAL INCENTIVE AWARDS” section set forth above.

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

(3)
The maximum, which refers to the maximum payout possible under the Management Incentive Plan, for fiscal 2013 was 300% of the Financial Component target and 200% of the Personal Component target. For a further description of these awards, see “ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM—ANNUAL INCENTIVE AWARDS” set forth above.

(4)
These options were granted under the 2010 Incentive Plan and 50% of the performance options will satisfy the performance vesting contingency upon the occurrence, on or before the 10th anniversary of the grant date, of certain liquidity events for the Sponsors as described in Mr. Mullany’s employment agreement in which the consideration received by the Sponsors reflects a price of the Company’s common stock of at least $33.50 per share and the remaining 50% will satisfy the performance vesting contingency based on the same criteria except that the price of the Company’s common stock shall be at a per share price of at least $40.00. For options which satisfy the performance criteria, such options will vest in equal annual installments over a four year period commencing with the first anniversary of the grant date.

(5)
These awards were granted under the 2010 Incentive Plan, except for Mr. Urcelay’s December 23, 2013 option expiration date extension, which was granted under the Management Equity Plan as discussed in footnote (8) below. These amounts represent the aggregate grant date fair value as calculated pursuant to ASC 718 (excluding estimates of forfeitures related to service-based and performance-based vesting conditions). For additional information about the valuation assumptions with respect to equity awards, refer to Note 7 of the financial statements included in this Annual Report on Form 10-K entitled “STOCK-BASED COMPENSATION” for further information.

(6)
These awards were canceled as part of the 2013 Option Exchange and New Options were issued December 23, 2013 under the 2010 Incentive Plan. The amounts reported reflect the grant date fair value for the May 2013 grants at the time of grant. The awards reported for Ms. Derby also reflect grants with exercise prices of $60.00 and $44.00 per share as provided in her employment agreement. The intent of these awards was to replace the option awards that she forfeited at the time she previously left the Company in February 2012.

(7) These New Options were granted as part of the 2013 Option Exchange. The amounts reported reflect the incremental expense (computed in accordance with ASC 718) associated with the Option Exchange and issuance of New Options.
(8) The expiration dates of these awards (granted under the Management Equity Plan) were extended as part of the 2013 Option Extension. The amounts reported reflect the incremental expense (computed in accordance with ASC 718) incurred related to the extension. For a further description of this extension, see “SUMMARY OF SIGNIFICANT 2013 COMPENSATION DECISIONS” set forth above.

NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND THE GRANTS OF PLAN-BASED AWARDS IN FISCAL 2013 TABLE:
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
The Board at any time may suspend or terminate the Management Equity Plan and make such additions or amendments as it deems advisable under the Management Equity Plan, provided that the Board may not change any terms of an award agreement in a manner adverse to a participant without the prior written approval of such participant. More detail about stock options held by our named executive officers (including the vesting provisions related to these grants) are shown in the tables that follow this discussion, including the “OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END” table.
Our executive officers who were employed at the time of the Merger (including Mr. Urcelay and Ms. Merz) were offered the opportunity at that time to invest in the Company along with the Sponsors, by either making a cash investment to purchase restricted shares of common stock under the Management Equity Plan or rolling over previously existing options into the Management Equity Plan. Our executive officers who were hired after the Merger were provided the option of making a cash investment to purchase restricted shares of common stock. The equity ownership of our named executive officers is set forth in the beneficial ownership table in Item 12 entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”
2010 Incentive Plan
The 2010 Incentive Plan is an omnibus plan that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, performance awards, dividend equivalents and other stock or stock based awards.

In 2013, the Executive Committee of the Board approved enhancements to our Long Term Incentive Program including the types of long-term incentive awards used and the vesting schedule of new awards. For certain participants, including our named executive officers, we ceased granting performance shares and began granting time vesting restricted stock units (“RSUs”) for retention purposes. The named executive officers received approximately fifty percent (50%) of their grant date fair value in Stock Options and fifty percent (50%) of their grant date fair value in RSUs. This allocation was based on the aggregate grant date estimated fair value of the awards based on a formula that valued each option to purchase a share of common stock at approximately one-half of the value of a share of common stock.

The RSUs generally follow a graded vesting schedule of 50% on the second anniversary of the grant date with the remaining portion vesting in equal annual installments over the subsequent two years, with the RSUs for certain officers cliff vesting 100% on the second anniversary of the award. The Stock Options generally follow a graded vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting in equal annual installments over the subsequent two years. We believe that a four year vesting period provides us with the necessary retention incentive while at the same time providing our executive officers with the ability to vest in a portion of the Stock Options during the four year vesting period, which we believe will properly motivate our executive officers. In the case of Mr. Mullany, we granted stock options with an additional performance component based upon the value to be received by the Sponsors in connection with certain liquidity events, described under “COMPENSATION DISCUSSION AND ANALYSIS—ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM—LONG TERM INCENTIVES—THE 2010 INCENTIVE PLAN”. For further information on the vesting of the equity grants on a change in control of the Company or other termination scenarios, see “Potential Payments Upon Termination or Change in Control — 2010 Incentive Plan.” Pursuant to the terms of the stock option award agreements, a participant may exercise vested stock options pursuant to a cashless exercise in cases of termination without cause or resignation for good reason after four or more years of continuous service with the Company and in certain cases of retirement.
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
The Board at any time may terminate the 2010 Incentive Plan and make such amendments as it deems advisable under the 2010 Incentive Plan, provided that certain amendments are subject to stockholder approval and the Board may not change any terms of an award agreement in a manner adverse to a participant without the prior written approval of such participant. More detail about stock options and other awards held by our named executive officers (including the vesting provisions related to these grants) are shown in the tables that follow this discussion, including the “OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END” table.

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END

The following table provides information with respect to the option awards and stock awards held by the named executive officers at fiscal year-end:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercis-able (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Urcelay(8)	7/21/2005(1)	122,841	—	—	$26.75	8/6/2017(6)	—	$—	—	—
	5/24/2013(2)	—	—	—	—	—	17,720	389,840	—	—
	11/5/2013(3)	—	—	—	—	—	363,700	8,001,400	—	—
	12/23/2013(2)	—	59,036	—	22.00	12/23/2023	—	—	—	—
Creasey	8/6/2007 (1)	122,841	—	—	32.00	8/6/2017	—	—	—	—
	5/24/2013(2)	—	—	—	—	—	14,500	319,000	—	—
	12/23/2013(2)	—	41,975	—	22.00	12/23/2023	—	—	—	—
Derby	5/24/2013(2)	—	—	—	—	—	11,670	256,740	—	—
	12/23/2013(2)	—	36,523	—	22.00	12/23/2023	—	—	—	—
Mullany	11/5/2013(4)	—	250,000	—	22.00	11/5/2023	—	—	—	—
	11/5/2013(5)	—	—	250,000	22.00	11/5/2023	—	—	—	—
	11/5/2013(4)	—	—	—	—	—	90,910	2,000,020	—	—
Merz(8)	5/24/2013(2)	—	—	—	—	—	15,710	345,620	—	—
	12/23/2013(2)	—	48,896	—	22.00	12/23/2023	—	—	—	—
Storch	—	—	—	—	—	—	—	—	—	—

(1)
These options time vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date.

(2)
These awards vest 50% on the second anniversary of the grant date, 25% on the third anniversary of the grant date and 25% on the fourth anniversary of the grant date. The vesting of these awards may accelerate under certain circumstances as further described below in “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”

(3)
These restricted stock units vest 50% on October 16, 2014 and 12.5% at the end of each of the first four quarters following the first anniversary of the grant date. The vesting of these awards may accelerate under certain circumstances as further described below in “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”

(4)
These options and restricted stock unit awards vest in four equal annual installments beginning on the first anniversary of the grant date. The vesting of these awards may accelerate under certain circumstances as further described below in “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”

(5)
These stock options are subject to a performance component, where 50% of the stock options will satisfy the performance vesting contingency upon the occurrence, on or before the tenth anniversary of the grant date, of certain liquidity events for the Sponsors as described in Mr. Mullany’s employment agreement in which the consideration received by Sponsors reflects a price of the Company’s common stock of at least $33.50 per share and the remaining 50% of the stock options will satisfy the performance vesting contingency based upon the same criteria except that the price of the Company’s common stock shall be at a per share price of at least $40.00. For the options that satisfy the performance contingency criteria, such options will vest in equal annual installments over a four year period commencing with the first anniversary of the grant date. The vesting of these awards may accelerate under certain circumstances as further described below in “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”

(6)
The option expiration date was extended to August 6, 2017 as part of the 2013 Option Extension. For a further description of this extension, see “COMPENSATION DISCUSSION AND ANALYSIS—SUMMARY OF SIGNIFICANT 2013 COMPENSATION DECISIONS” set forth above.

(7)
In calculating the amounts set forth in the table, we utilized a per share value of $22.00, which was the fair value of our shares of common stock as of October 28, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(8)
The awards granted to Mr. Urcelay and Ms. Merz on December 23, 2013 will become fully vested and exercisable upon retirement as they meet the age and service criteria for retirement (i.e. voluntary termination of employment after attaining age 60 with at least ten years of continuous service to the Company), except the vesting of Mr. Urcelay’s November 5, 2013 grant of restricted stock units which will not accelerate upon retirement.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2013
The following table provides information regarding the values realized by our named executive officers upon the exercise of stock options and vesting of stock awards in fiscal 2013:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercises	Value Realized on Exercises (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting
Urcelay	17,371	$412,561	—	$—
Creasey	—	—	—	—
Derby	—	—	—	—
Mullany	—	—	—	—
Merz	50,466	264,947	—	—
Storch	747,664	2,429,908	—	—

(1)
The value realized on exercise is based on the valuation price during the transaction window when the named executive officer exercised the stock options. At the time Mr. Urcelay and Ms. Merz exercised these stock options, the valuation price was $32.00 per share. At the time Mr. Storch exercised these stock options, the valuation price was $30.00 per share.

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2013
The following table provides information regarding contributions, earnings and balances for our named executive officers under nonqualified deferred compensation plans:

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)(2)	Aggregate Earnings in Last FY (3)	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE (4)
Urcelay(5)	$—	$260,371	$81,146	$—	$1,161,469
Creasey	—	22,319	17,064	—	273,549
Derby	—	12,738	—	—	12,738
Mullany	—	—	—	—	—
Merz(6)	—	98,469	—	98,469	—
Storch	—	—	—	910,371	—

(1)
We make an annual contribution to the SERP for each U.S. executive officer who is employed on the last day of the SERP plan year. The amount of the contribution is equal to 4% of that portion of the eligible executive officer’s “total compensation” in excess of the dollar limits under Internal Revenue Code Section 401(a)(17). Due to the fact that Mr. Mullany’s employment commenced in November 2013, he was not eligible to participate in the Savings Plan and the SERP plan as he did not yet satisfy length of employment criteria set forth under the plans. Generally, total compensation means compensation as reported on Form W-2 with the Internal Revenue Service or such other definition as is utilized under the Savings Plan. However, total compensation includes amounts paid pursuant to our Management Incentive Plan but does not include sign-on bonuses, retention bonuses, project completion bonuses or other types of success bonuses. The Executive Committee may at its discretion also credit additional notional contributions if the Company had an exceptional year.

(2)	All contributions that we made for each executive officer during fiscal 2013 were included in the “All Other Compensation” column of the “SUMMARY COMPENSATION TABLE” above.

(3)
Earnings on nonqualified deferred compensation were not required to be reported in the “SUMMARY COMPENSATION TABLE”. Each U.S. executive’s SERP account is credited or debited with “Declared Interest,” which is based upon hypothetical investments selected by the executive officer pursuant to procedures established by the administrative committee that administers the SERP. The Administrator of the SERP determines the number of investment options available under the SERP and such investment options are comprised of a subset of the investment options available under the Savings Plan. Participants in the SERP have the right to change their hypothetical investment selections on a daily basis. The contributions made by the Company vest five years after the executive officer’s first day of employment with the Company. All SERP distributions are paid in lump sums upon termination of the participant’s employment with the Company.

(4)
Of the aggregate balance amount set forth in this column, $207,858 was previously reported in the Summary Compensation table for Mr. Creasey for prior fiscal years. $937,900 was previously reported in the Summary Compensation Table for contributions to the Spain Savings Plan and the MAPFRE policies for Mr. Urcelay for prior fiscal years.

(5)	These amounts reflect the annuity products purchased for the benefit of Mr. Urcelay under the MAPFRE Polices.

(6)
Pursuant to the terms of her employment, Ms. Merz is entitled to receive from the Company a contribution amount equal to 8% of her pay, which was equal to $98,469 for fiscal 2013. Under Canadian law, the Company can only contribute $11,690 to the Deferred Profit Sharing Plan. The balance of the Company contribution, $65,458, is paid to Ms. Merz in a lump sum cash payment.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Employment Agreements
We maintain employment agreements with each of our named executive officers. These agreements provide certain benefits upon termination of employment or change of control and certain restrictive covenants, as described below.
For Mr. Urcelay
Termination Without Cause or Due to Relocation. If Mr. Urcelay’s employment is terminated for reasons other than cause or if he resigns for Good reason (as defined in his employment agreement) prior to October 31, 2015, which shall not include retirement, he will receive:

•
a payment of €2,444,400 payable in twenty four (24) monthly installments, except such amount will be payable in a lump sum, subject to statutory limitations, if the executive’s termination of employment occurs within two years after a change in control (as defined in the 2010 Incentive Plan);

•	continuation of car benefit for eighteen months, excluding gas, maintenance and other usage-related expenses;

•	continuation of health benefits for eighteen months;

•	continuation of the use of his Company provided laptop computer and cell phone for eighteen months, except that he will be responsible for the costs of all telephone calls; and

•	continuation of Company contributions to his defined contribution plan and provision of tax advice for eighteen months.
Mr. Urcelay will not receive any of the above severance benefits:

•	upon termination of his employment for Cause or upon resignation (other than resignation for a Good Reason) or upon retirement;

•
if he is removed from the position of Chief Executive Officer within twenty four (24) months following a Change in Control and if he is offered another professional position in the Company with equivalent target compensation in the Madrid, Spain area; or

•	upon termination of his employment at any time on or after October 31, 2015 for any reason, whether with or without Cause, or for his resignation for Good Reason.
If Mr. Urcelay is terminated for Cause or resigns (other than resignation for a Good Reason) prior to October 2014, Mr. Urcelay must reimburse the Company for his €250,000 acceptance bonus. If there is such an event between October 2014 and October 2015, Mr. Urcelay must reimburse the Company for 50% of such bonus. Commencing 6 months after the earlier of the expiration of the employment term or the effective date of his retirement and prior to the occurrence of an IPO, Mr. Urcelay has the right to sell back to the Company at fair market value his shares of the Company’s common stock received upon vesting or exercise of any current or future awards under the Company’s long-term incentive plans, subject to certain other terms and conditions.

Restrictive Covenants. Mr. Urcelay’s benefits described above are subject to his promise that for a period of eighteen months following the termination of his employment, he will not:

•	engage in any business that directly or indirectly is a Competitive Business (as defined in his employment agreements);

•	enter the employ of, or render any services to, any person who or which engages in a Competitive Business;

•	acquire a financial interest in, or otherwise become actively involved with, any Competitive Business, directly or indirectly;

•
interfere with, or attempt to interfere with, business relationships between the Company or any of its affiliates and customers, clients, suppliers, partners, members or investors of the Company or its affiliates;

•	solicit to leave the employment of, or encourage any employee of the Company or its affiliates to leave the employment of, the Company or its affiliates;

•
hire any such employee who was employed by the Company or its affiliates as of the date of executive’s termination of employment with the Company or who left the employment of the Company or its affiliates coincident with, or within one year prior to, the termination of executive’s employment with the Company; and

•
solicit to leave the employment of, or encourage to cease to work with, as applicable, the Company or its affiliates or any consultant, supplier or service provider under contract with the Company or its affiliates.

In addition, during the term of their employment and anytime thereafter, he has agreed not to use for their benefit or disclose any of the Company’s confidential information.
For Messrs. Creasey and Mullany and Ms. Derby
Termination for Cause, Resignation Without Good Reason. If one of the above named executives’ employment is terminated for cause or he or she resigns without good reason (as such terms are defined in each of their employment agreements), the executive will receive:

•	any base salary earned, but unpaid as of the date of his or her termination;

•	any employee benefits that he or she may be entitled to under the Company’s employee benefit plans; and

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of the executive’s termination.
In addition, Ms. Derby shall also be entitled to the following (the “Continued Benefit Coverage”):

•
continued medical, dental and life insurance benefit coverage, a portion paid by Ms. Derby, until the earlier to occur of (x) twelve (12) months from date of termination and (y) the date on which Ms. Derby is eligible for coverage under substantially comparable benefit plans (the “Benefit Continuation Period”) and upon expiration of the Benefit Continuation Period, Ms. Derby shall pay the premium charged to former employees of the Company pursuant to Section 4980B of the Code until Ms. Derby turns 65.

Termination Due to Death or Disability. If one of the above named executives dies, or if we terminate the executive’s employment due to disability, the executive (or the executive’s estate) will receive:

•	any base salary earned, but unpaid as of the date of the executive’s termination;

•	any employee benefits that he may be entitled to under the Company’s employee benefit plans;

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of the executive’s termination; and

•
a pro rata portion of the executive’s annual incentive award for the current fiscal year earned through the date of termination, based on the Company’s actual results as opposed to the executive’s target annual incentive award.

In addition, Ms. Derby shall also be entitled to the Continued Benefit Coverage in the event we terminate her employment due to disability.
Termination Without Cause or Resignation for Good Reason. If one of the above named executives’ employment is terminated without cause or the executive resigns for good reason, the executive will receive:

•	any base salary earned, but unpaid as of the date of the executive’s termination;

•	any employee benefits that the executive may be entitled to under the Company’s employee benefit plans;

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of the executive’s termination;

•	a pro rata portion of the executive’s annual incentive award earned through the date of termination, based on the Company’s actual results as opposed to the executive’s target annual incentive award.

Messrs. Creasey and Mullany shall also be entitled to the following;

•
an amount equal to two times the sum of (x) his then-current base salary and (y) his target annual bonus amount payable in twenty four (24) monthly installments, except such amount will be payable in a lump sum, subject to statutory limitations, if the executive’s termination of employment occurs two years after a change in control (as defined in the 2010 Incentive Plan); provided however, if Mr. Mullany’s employment is terminated prior to the second anniversary of his commencement date, then he will be entitled to receive only an amount equal to two times his then current base salary; and

•
continuation of medical, dental and life insurance benefits, with the executive paying a portion of such costs as if his employment had not terminated, until the earlier to occur of (i) the end of the twenty four (24) month period commencing on the date of termination of employment (the “Severance Period”) or (ii) the date on which the executive commences to be eligible for coverage under substantially comparable medical, dental and life insurance benefit plans from any subsequent employer.

In addition, Ms. Derby shall also be entitled to the following:

•	an amount equal to $750,000 in a lump sum payment within sixty (60) days following Ms. Derby’s termination of employment; and

•	to the Continued Benefit Coverage.
Restrictive Covenants. During the term of their employment and during the Severance Period (for Ms. Derby the period is eighteen months), each of Messrs. Creasey and Mullany and Ms. Derby have agreed not to:

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

•
hire any such employee who was employed by the Company or its affiliates as of the date of executive’s termination of employment with the Company or who left the employment of the Company or its affiliates coincident with, or within one year prior to, the termination of his or her employment with the Company; and

•
solicit to leave the employment of, or encourage to cease to work with, as applicable, the Company or its affiliates or any consultant, supplier or service provider under contract with the Company or its affiliates.

In addition, during the term of their employment and anytime thereafter, each of the above named executive officers has agreed not to use for their benefit or disclose any of the Company’s confidential information.
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
Termination Without Cause, Resignation for Good Reason or Termination due to Reassignment of Position. If Ms. Merz’s employment is terminated without cause or she resigns for good reason (which shall include notice by the Company that it is not extending Ms. Merz’s employment term or the attempted reassignment of Ms. Merz to a new position and for which she rejects or refuses such reassignment), she will receive:

•	any base salary earned, but unpaid as of the date of her termination;

•	any employee benefits that she may be entitled to under the Company’s employee benefit plans;

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of her termination;

•	a pro rata portion of her annual incentive award earned through the date of termination, based on the Company’s actual results as opposed to her target annual incentive award;

•
an amount equal to two (2) times the sum of: (x) her current base salary for the fiscal year in which her employment was terminated and (y) her target annual incentive award, payable in equal installments for 24 months in accordance with normal payroll periods; provided if Ms. Merz is terminated without cause or resigns for good reason within six months prior to, or two years following, a change in control, such payment will be in a lump sum; and

•
continuation of dental and life insurance benefits, with the executive paying a portion of such costs as if her employment had not terminated, until the earlier to occur of (i) the end of the twenty four (24) month period commencing on the date of termination of employment or (ii) such time as she accepts other employment and becomes eligible for dental and life insurance coverage.

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

For Mr. Storch

Prior to Mr. Storch’s termination on February 13, 2013, we maintained an employment agreement with him with similar terms and restrictive covenants to the agreement described above for Mr. Creasey. The termination of his employment with us was treated as a termination without cause pursuant to his employment agreement. Pursuant to his employment agreement, Mr. Storch was entitled to receive the following severance payments: (i) an amount equal to two times the sum of (x) his then-current base salary and (y) his target annual bonus amount equal in the aggregate to $7,380,000; payable in twenty four (24) monthly installments and (ii) health insurance during the twenty four (24) month period. In addition, pursuant to the terms of the employment agreement, Mr. Storch is subject to a non-compete covenant during the above period. On March 7, 2013, the Company repurchased 74,766 shares of common stock from Mr. Storch at the current fair market value of the Company’s stock, for a total of approximately $2,392,512. On June 21, 2013, Mr. Storch conducted a cashless exercise of 747,664 vested stock options at the then current fair market value of the Company’s stock and received 39,094 shares which he continues to own.
Management Equity Plan
The Management Equity Plan governs the vesting and exercise of stock options and restricted stock (issued under the Management Equity Plan) upon termination of employment.
Under the Management Equity Plan, as amended, including an amendment to which each of the named executive officers has elected to be bound, the unvested portion of options will accelerate and become vested if an executive officer ceases to be employed by the Company or any of its subsidiaries upon retirement (defined as reaching the age of 60 with ten or more years of service to the Company), death or disability. In addition, the unvested portion of options will accelerate and become vested upon a change in control as defined in the Management Equity Plan. If an executive officer ceases to be employed for any other reason, then the portion of such executive officer’s stock options that have not fully vested as of such executive officer’s date of termination of employment (the “Termination Date”) shall expire at such time.

The portion of an executive officer’s stock options that have fully vested as of such executive officer’s Termination Date shall expire (i) 30 days after such executive officer’s Termination Date if the executive officer is terminated without Cause (as defined in the Management Equity Plan) when the executive officer is not retirement eligible, or if the executive officer resigns for any reason other than retirement; provided that if the executive officer is terminated without Cause and has been employed by the Company for a period of four or more consecutive years, such expiration date will be 30 days following the next date at which the Board determines fair market value of the Company’s shares of common stock, (ii) one year after the termination date if an executive officer is terminated due to death, disability or retirement or is terminated without Cause after becoming eligible for retirement and (iii) immediately upon termination if such executive officer is terminated with Cause.
If the Company terminates an executive’s employment for Cause (as defined in the Management Equity Plan) or the executive retires or resigns and violates his non-competition covenant, the Company and the Sponsors may purchase, solely at their option, the executive’s shares of common stock at the lesser of (i) the value on the date of issuance and (ii) the fair value. If executive dies or becomes disabled or resigns with or without Good Reason (as defined in his or her employment agreement) or if the Company terminates executive’s employment without Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, executive’s shares of common stock at fair value. In cases of death, disability or in certain circumstances upon retirement, executive will have the right to sell to the Company all of his or her shares received pursuant to the Management Equity Plan. These repurchase rights also apply to the shares of common stock underlying each vested stock option. In addition, each executive officer will be permitted to exercise vested stock options on a cashless basis in certain cases of retirement and in cases of termination without cause if continuously employed by the Company for a period of four or more years. Please see “NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND THE GRANTS OF PLAN-BASED AWARDS IN FISCAL 2013 TABLE” above and the “SUMMARY OF PAYMENTS AND BENEFITS UPON TERMINATION OR CHANGE IN CONTROL” tables below for more information.
The 2010 Incentive Plan
The 2010 Incentive Plan and the award agreements thereunder govern the vesting and exercise of stock options, restricted stock and restricted stock units (issued under the 2010 Incentive Plan) upon termination of employment.
Under the 2010 Incentive Plan and the award agreements thereunder, if an executive officer ceases to be employed by the Company or any of its subsidiaries for any reason (other than death, disability, retirement or change in control (as such terms are defined in the 2010 Incentive Plan)), then the portion of such executive officer’s stock options, restricted stock and restricted stock units that have not fully vested as of such executive officer’s date of termination of employment (the “Termination Date”) shall expire at such time. In the event an executive officer ceases to be employed by the Company or any of its subsidiaries by reason of death, disability or retirement, then (i) all outstanding stock options will become fully vested; (ii) all time-based vesting restrictions will lapse and be deemed fully satisfied as on the Termination Date; and (iii) all the payout opportunities attainable under outstanding performance-based awards will be deemed to have been earned by the executive officer as of the Termination Date, and the amount to be paid to the executive officer, if any, will be based on the actual level of achievement of all relevant performance goals against target and will be measured as of the end of the performance period in which such termination occurred and such amount will be a pro rata payout based upon the length of time within the performance period that had elapsed prior to the Termination Date over the performance period. The November 2013 one-time award of RSUs granted to Mr. Urcelay, having a grant date value of $8,001,400 is not subject to vesting acceleration upon retirement. As of March 2014, both Mr. Urcelay and Ms. Merz are currently retirement eligible.
Under the 2010 Incentive Plan and the award agreements thereunder, the portion of an executive officer’s stock options that have fully vested as of such executive officer’s Termination Date shall expire (i) one year after such executive officer’s Termination Date if the executive officer is terminated due to death, disability or retirement or is terminated without cause when retirement eligible; (ii) 90 days after such executive officer’s Termination Date if the executive officer is terminated by the Company without cause or by the executive officer for good reason (as defined in the 2010 Incentive Plan); (iii) 30 days after such executive officer’s Termination Date if the executive officer is terminated by the executive officer without good reason; and (iv) immediately upon termination if such executive officer is terminated with cause. In addition, each executive officer will be permitted to exercise vested stock options on a cashless basis for (i) in certain cases of retirement and (ii) in cases of termination without cause or resignation for good reason if continuously employed by the Company for a period of four or more years.
Upon the occurrence of a change in control (as defined in the 2010 Incentive Plan), (i) awards for outstanding stock options will become fully exercisable, (ii) all other outstanding awards will no longer be subject to time-based vesting restrictions, and (iii) awards subject to performance-vesting conditions will be deemed to have fully earned a pro rata payout of the target payout based upon the length of time within the performance period that had elapsed prior to the change in control over the performance period. Please see “NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND THE

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2013 TABLE” above and the “SUMMARY OF PAYMENTS AND BENEFITS UPON TERMINATION OR CHANGE IN CONTROL” tables below for more information.
Transition Bonuses
A pro rata portion of the Transition Bonus granted in connection with the transition of Mr. Storch from his role as Chief Executive Officer of the Company, on March 11, 2013 will be paid to an executive officer whose employment is terminated by the Company for any reason other than “cause” (as defined in the bonus agreement) between September 11, 2014 and March 11, 2015, based on the number of full months that have elapsed since the date of grant. No special Transition Bonus will be paid to an executive officer if such executive officer’s employment is terminated by the Company for any reason prior to September 11, 2014, by the Company for “cause” (as defined in the bonus agreement) at any time, or by the executive officer prior to the payment date.
Summary of Payments and Benefits Upon Termination or Change in Control
The following tables summarize the estimated value of the termination payments and benefits that each of our named executive officers, other than Mr. Storch, would receive if there was a change in control and/or his or her employment was terminated on February 1, 2014 under the various circumstances described in the tables. Unless otherwise indicated in the tables below, the awards granted under the Management Equity Plan and the 2010 Incentive Plan are subject to the repurchase rights and obligations described above:
ANTONIO URCELAY(1)

Type of Payment	Termination for Cause or Resignation Without Good Reason(2)	Termination Without Cause or Resignation due to Relocation	Retirement	Death	Long-Term Disability	Change in Control	Termination or Specified Resignation Due to a Change of Control
Severance (3)	$—	$3,253,008	$—	$—	$—	$—	$3,253,008
Fiscal 2013 Annual Bonus	—	443,266	—	—	—	—	443,266
Fiscal 2005 Stock Option Grant (4)	—	—	—	—	—	—	—
Fiscal 2013 Restricted Stock Unit Grant (5)	—	4,000,700	389,840	8,391,240	8,391,240	8,391,240	8,391,240
Fiscal 2013 Stock Option Grant (6)	—	—	—	—	—	—	—
Executive Retirement Plan - MAPFRE VIDA (7)	—	—	1,161,469	1,161,469	1,161,469	—	—
Executive Life Insurance (8)	—	—	—	6,654,000	6,654,000	—	—
Benefit Continuation & Other Perquisites (9)	—	466,511	—	—	—	—	—
TOTAL	$—	$8,163,485	$1,551,309	$16,206,709	$16,206,709	$8,391,240	$12,087,514

(1)	All amounts calculated in Euros have been converted to USD using the rate of 1.0000 EURO = 1.3308 USD.

(2)
In the event Mr. Urcelay is terminated by the Company for Cause or resigns without Good Reason on or before October 2014, Mr. Urcelay will have to reimburse the Company for the full amount of his €250,000 acceptance bonus. If Mr. Urcelay is terminated by the Company for Cause or resigns without Good Reason after October 2014 but before October 2015, he must reimburse the Company for 50% of the acceptance bonus.

(3)
Represents the maximum amount of severance that Mr. Urcelay may receive. All severance amounts are payable over a 24 month period, except such amount will be payable in a lump sum, subject to statutory limitations, if Mr. Urcelay’s termination of employment occurs within two years of a change in control.

(4)
Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. These options are 100% vested, so Mr. Urcelay would not recognize any additional value.

(5)
Pursuant to the 2010 Incentive Plan, the unvested portion of restricted stock units, will accelerate and become vested upon retirement (except in the case of retirement for Mr. Urcelay’s one-time $8,001,400 grant), death, disability or change in control. Mr. Urcelay’s one-time $8,001,400 restricted stock unit grant will not accelerate upon retirement and 50% of such award would accelerate upon termination without cause. In calculating the amounts set forth in the table, we utilized a per share value of $22.00, which was the fair value of our shares of common stock as of October 28, 2013. As we are a privately held company, the value of our shares of common stock is only available when a valuation is performed.

(6)
Pursuant to the 2010 Incentive Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $22.00, which was the fair value of our shares of common stock as of October 28, 2013. As we are a privately held company, the value of our shares of common stock is only available when a valuation is performed. Because the per share value of $22.00 is equal to the option exercise price of $22.00, no value is reflected in the table.

(7)
This amount represents Mr. Urcelay’s benefit entitlement under the MAPFRE Policies. For more information on Mr. Urcelay’s balance, see the Nonqualified Deferred Compensation for Fiscal 2013 table above.

(8)	All benefit eligible employees in Spain receive, at no cost to the individual, a life insurance benefit. Mr. Urcelay’s benefit amount is equal to five times his base salary.

(9)
Represents estimated Company costs of the following benefits and perquisites based on fiscal 2013 actual amounts for the duration of eighteen months, as set forth in Mr. Urcelay’s employment agreement: $390,557 for Company contributions to his Defined Contribution Plan, $54,495 for a Company car, $20,100 for health benefit continuation and $1,209 for tax advice and $150 for continued use of Company provided laptop and cell phone.

F. CLAY CREASEY JR.

	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance (1)	$—	$2,400,000	$—	$—	$—	$—	$2,400,000
Fiscal 2013 Annual Bonus	—	—	—	—	—	—	—
Fiscal 2007 Stock Option Grant (2)	—	—	—	—	—	—	—
Fiscal 2013 Restricted Stock Unit Grant(3)	—	—	319,000	319,000	319,000	319,000	319,000
Fiscal 2013 Stock Option Grant(4)	—	—	—	—	—	—	—
Benefit Continuation (5)	—	10,568	—	—	—	—	10,568
TOTAL	$—	$2,410,568	$319,000	$319,000	$319,000	$319,000	$2,729,568

(1)
Severance amounts payable due to a Termination Without Cause or Resignation For Good Reason are payable over a two year period. Upon a Change in Control, such payments will be paid in a lump-sum amount, subject to statutory limitations.

(2)
Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. These options are 100% vested, so Mr. Creasey would not recognize any additional value.

(3)
Pursuant to the 2010 Incentive Plan, the unvested portion of restricted stock units will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $22.00, which was the fair value of our shares of common stock as of October 28, 2013. As we are a privately held company, the value of shares of our common stock is only available when a valuation is performed.

(4)
Pursuant to the 2010 Incentive Plan, the unvested portion of options will accelerate and become vested upon retirement, death or disability. In calculating the amounts set forth in the table, we utilized a per share value of $22.00, which was the fair value of our shares of common stock as of October 28, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed. Because the per share value of $22.00 is equal to the option exercise price of $22.00, no value is reflected in the table.

(5)	Represents estimated Company costs based on fiscal 2014 projections for medical, dental and life insurance coverage for the duration of the two year severance period.
Upon any termination, Mr. Creasey has the right to withdraw his Savings Plan balance, which, as of February 1, 2014, was $218,708. In addition, upon any termination other than for cause, as defined in the SERP, the Company will pay Mr. Creasey the outstanding balance in his SERP account, which, as of February 1, 2014, was $273,549.
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

DEBORAH DERBY

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance (1)	$—	$750,000	$—	$—	$—	$—	$—
Fiscal 2013 Annual Bonus	—	—	—	—	—	—	—
Fiscal 2013 Restricted Stock Unit Grant(2)	—	—	256,740	256,740	256,740	256,740	256,740
Fiscal 2013 Stock Option Grant(3)	—	—	—	—	—	—	—
Benefit Continuation (4)	253,144	253,144	—	—	253,144	—	253,144
TOTAL	$253,144	$1,003,144	$256,740	$256,740	$509,884	$256,740	$509,884

(1)	Severance amounts payable due to a Termination Without Cause or Resignation For Good Reason are payable in a lump sum within 60 days following termination of employment

(2)
Pursuant to the 2010 Incentive Plan, the unvested portion of restricted stock units will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $22.00, which was the fair value of our shares of common stock as of October 28, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(3)
Pursuant to the 2010 Incentive plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $22.00, which was the fair value of our shares of common stock as of October 28, 2013. As we are a privately held company, the value of our shares of common stock is only available when a valuation is performed. Because the per share value of $22.00 is equal to the option exercise price of $22.00, no value is reflected in the table.

(4)	Represents Company costs based on an average annual rate of $17,260 for medical, dental and life insurance coverage until Ms. Derby reaches the age of 65.
Upon any termination, Ms. Derby has the right to withdraw her Savings Plan balance, which, as of February 1, 2014, was $36,321. In addition, upon any termination other than for cause, as defined in the SERP, the Company will pay Ms. Derby the outstanding balance in her SERP account, which, as of February 1, 2014, was $12,738.
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

HARRY J. MULLANY III

Type of Payment	Termination for Cause or Resignation Without Good Reason(1)	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance (2)	$—	$2,000,000	$—	$—	$—	$—	$2,000,000
Fiscal 2013 Annual Bonus(3)	—	—	—	—	—	—	—
Fiscal 2013 Restricted Stock Unit Grant(4)	—	—	2,000,020	2,000,020	2,000,020	2,000,020	2,000,020
Fiscal 2013 Stock Option Grant(5)	—	—	—	—	—	—	—
Benefit Continuation(6)	—	15,193	—	—	—	—	15,193
TOTAL	$—	$2,015,193	$2,000,020	$2,000,020	$2,000,020	$2,000,020	$4,015,213

(1)
In the event Mr. Mullany is terminated by the Company for Cause or resigns without Good Reason on or before November 2014, Mr. Mullany will have to reimburse the Company for the full amount of his $300,000 sign-on bonus. If Mr. Mullany is terminated by the Company for Cause or resigns without Good Reason after November 2014 but before November 2015, he shall reimburse the Company for 50% of the sign-on bonus.

(2)
Severance amounts payable due to a Termination Without Cause or Resignation For Good Reason are payable over a two year period. Upon a Change in Control, such payments will be paid in a lump-sum amount, subject to statutory limitations.

(3)
Upon death or disability, Mr. Mullany is entitled to a pro rata portion of his annual incentive award. However, Mr. Mullany was hired in November 2013 and was not eligible for an annual incentive payout for fiscal 2013.

(4)
Pursuant to the 2010 Incentive Plan, the unvested portion of shares will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $22.00, which was the fair value of our shares of common stock as of October 28, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(5)
Pursuant to the 2010 Incentive Plan, the unvested portion of time-based options will accelerate and vest upon retirement, death, disability and a pro rata portion of performance-based options will vest based on actual results. In calculating the amounts set forth in the table, for the time-based options, we utilized a per share value of $22.00, which was the fair value of our shares of common stock as of October 28, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed. Because the per share value of $22.00 is equal to the option exercise price of $22.00, no value is reflected in the table. In addition, no value is reflected in the table for the performance-based options, as the performance criteria has not been met as of fiscal year-end 2013.

(6)	Represents estimated Company costs based on fiscal 2014 projections for medical, dental and life insurance coverage for the duration of the two year severance period.

MONIKA M. MERZ(1)

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Termination due to Reassignment of Position	Expiration of Employment Term	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance (2)	$—	$2,625,763	$2,625,763	$2,625,763	$—	$—	$—	$—	$2,625,763
Fiscal 2013 Annual Bonus	—	230,672	230,672	230,672	—	230,672	—	—	230,672
Fiscal 2005 Stock Option Grant (3)	—	—	—	—	—	—	—	—	—
Fiscal 2013 Restricted Stock Unit Grant(4)	—	—	—	—	345,620	345,620	345,620	345,620	345,620
Fiscal 2013 Stock Option Grant(5)	—	—	—	—	—	—	—	—	—
Benefit Continuation (6)	—	14,812	14,812	14,812	—	—	—	—	14,812
TOTAL	$—	$2,871,247	$2,871,247	$2,871,247	$345,620	$576,292	$345,620	$345,620	$3,216,867

(1)	All amounts calculated in Canadian dollars have been converted to USD using the rate of 1.0000 CAD = 0.9633 USD.

(2)	All severance amounts are payable over a two year period. Upon a Change in Control, such payments will be paid in a lump sum amount.

(3)
Pursuant to the Management Equity Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. These options are 100% vested, so Ms. Merz would not recognize any additional value.

(4)
Pursuant to the 2010 Incentive Plan, the unvested portion of restricted stock units will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $22.00, which was the fair value of our shares of common stock as of October 28, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(5)
Pursuant to the 2010 Incentive Plan, the unvested portion of options will accelerate and become vested upon retirement, death or disability based on actual results. In calculating the amounts set forth in the table, we utilized a per share value of $22.00, which was the fair value of our shares of common stock as of October 28, 2013. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed. Because the per share value of $22.00 is equal to the option exercise price of $22.00, no value is reflected in the table.

(6)
Represents estimated Company costs of dental and life insurance coverage based on fiscal 2013 actual amounts for the duration of the two year severance period. The amount excludes estimates for certain relocation costs from Japan to Ms. Merz’s residence in Canada upon termination.

DIRECTOR COMPENSATION IN FISCAL 2013
Other than Messrs. Goodman and Markee, we currently do not pay our directors any compensation for serving on our Board of Directors. We plan on paying all non-employee directors that are not affiliated with the Sponsors an annual cash retainer, which ranges from $75,000 to $150,000 along with an annual award of restricted stock units, which ranges from $100,000 to $150,000. Commencing April 2014, Mr. Goodman’s annual cash retainer will be increased from $75,000 to $100,000. The restricted stock units vest in full one-year from the grant date. In addition, any director not affiliated with the Sponsors that chairs a committee will also receive an additional annual payment of $15,000 ($20,000 for the chair of our Audit Committee, which amount is being increased to $50,000 commencing April 2014). The table below sets forth payments made to our non-management directors in fiscal 2013:

Name	Fees Earned or Paid in Cash ($)		Stock Awards (3)(4) ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joshua Bekenstein	—		—		—	—	—	—	—
Michael M. Calbert	—		—		—	—	—	—	—
Michael D. Fascitelli	—		—		—	—	—	—	—
Richard Goodman	95,000	(1)	100,000	(1)	—	—	—	—	195,000
Daniel Guglielmone	—		—		—	—	—	—	—
Matthew S. Levin	—		—		—	—	—	—	—
Joseph Macnow	—		—		—	—	—	—	—
Richard L. Markee(5)	37,500	(2)	75,000	(2)	—	—	—	—	112,500
Wendy Silverstein	—		—		—	—	—	—	—
Nathaniel H. Taylor	—		—		—	—	—	—	—
Gerald Storch	—		—		—	—	—	—	—
Antonio Urcelay	—		—		—	—	—	—	—
Michael Ward	—		—		—	—	—	—	—
Adam Waglay	—		—		—	—	—	—	—
Gregory R. Why	—		—		—	—	—	—	—

(1)
During fiscal 2013, Mr. Goodman was paid $95,000, which amount represents his annual cash retainer and his Audit Committee Chairman retainer. In addition, Mr. Goodman was granted an award of $100,000 of restricted stock units, which amount represents his annual grant for fiscal 2013.

(2)
During fiscal 2013, Mr. Markee was paid $37,500, which amount represents a pro rata annual cash retainer. In addition, Mr. Markee was granted $75,000 of restricted stock units, which amount represents his pro rata portion of his annual grant for fiscal 2013.

(3)
At the end of fiscal 2013, Mr. Goodman held 3,335 unvested restricted stock units. In addition, Mr. Goodman has deferred receipt of shares deliverable upon settlement of 3,409 restricted stock units, which were awarded for his services in Fiscal 2011 and 2012, until his resignation from the Company’s Board of Directors.

(4)
These amounts represent the aggregate grant date fair value of equity awards granted in fiscal 2013 as calculated pursuant to ASC 718 (excluding estimates of forfeitures related to service-based and performance-based vesting conditions). For additional information about the valuation assumptions with respect to equity awards, refer to Note 7 of the financial statements included in this Annual Report on Form 10-K entitled “STOCK-BASED COMPENSATION.”

(5)	At the end of fiscal 2013, Mr. Markee held 3,410 unvested restricted stock units.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information regarding beneficial ownership of our Common Stock, as of March 1, 2014, by the named executive officers, each of our directors, all of our directors and executive officers as a group and each person who is known by us to beneficially own more than 5% of our Common Stock:

	Amount and Nature of Beneficial Ownership *
Name of Beneficial Owner	Shares	Total Beneficial Ownership (1)	Percent of Outstanding Shares (2)
Affiliates of Bain Capital Investors, LLC (3)	16,012,464	16,012,464	32.64%
Toybox Holdings, LLC (4)	16,012,464	16,012,464	32.64%
Vornado Truck LLC (5)	16,012,464	16,012,464	32.64%
Joshua Bekenstein (3)	—	—	—%
Michael M. Calbert (4)	—	—	—%
F. Clay Creasey, Jr.	4,688	127,529	0.26%
Deborah Derby	35,182	35,182	0.07%
Richard Goodman	3,409	3,409	0.01%
Daniel Guglielmone (5)	—	—	.
Matthew S. Levin (3)	—	—	—%
Joseph Macnow (5)	—	—	—%
Richard L. Markee	—	—	—%
Monika M. Merz	10,524	10,524	0.02%
Harry J. Mullany III	22,728	22,728	0.05%
Wendy Silverstein (5)	—	—	—%
Gerald L. Storch	39,094	39,094	0.08%
Nathaniel H. Taylor (4)	—	—	—%
Antonio Urcelay	6,425	129,266	0.26%
Adam Waglay (4)	—	—	—%
Gregory R. Why (3)	—	—	—%
Directors and executive officers as a group (19 persons)	131,871	532,974	1.09%

*
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock with respect to which such person has (or has the right to acquire within 60 days, i.e., by April 30, 2014 in this case) sole or shared voting power or investment power.

(1)	Total Beneficial Ownership includes shares and options exercisable within 60 days, of which Mr. Urcelay and Mr. Creasey have 122,841.

(2)
Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of our outstanding equity securities on March 1, 2014, as adjusted as required by applicable rules.

(3)
Includes shares held by Bain Capital (TRU) VIII, L.P., Bain Capital (TRU) VIII-E, L.P., Bain Capital (TRU) VIII Coinvestment, L.P., Bain Capital Integral Investors, LLC and BCIP TCV, LLC (collectively, the “Bain Capital Entities”). Bain Capital Investors, LLC (“BCI”) is the general partner of Bain Capital Partners VIII, L.P. which is the general partner of Bain Capital (TRU) VIII, L.P. and Bain Capital (TRU) VIII Coinvestment, L.P. BCI is also the general partner of Bain Capital Partners VIII E, L.P. which is the general partner of Bain Capital (TRU) VIII-E, L.P. BCI is also the Administrative Member of Bain Capital Integral Investors, LLC and BCIP TCV, LLC. By virtue of the relationships described above, each of the foregoing entities may be deemed to beneficially own the shares held by the Bain Capital Entities. Each such entity disclaims beneficial ownership of the shares held by the Bain Capital Entities except to the extent of its pecuniary interest therein. The address of each of the Bain entities is c/o BCI at 111 Huntington Avenue, Boston, MA 02199. Each of Joshua Bekenstein, Matthew S. Levin and Gregory R. Why is a managing director of BCI and a director of our Company. As a result, and by virtue of the relationships described in this footnote (3), each of Messrs. Bekenstein, Levin and Why may be deemed to be the beneficial owner of the shares held by the Bain Capital Entities. Each of Messrs. Bekenstein, Levin and Why disclaims beneficial ownership of the shares held by the Bain Capital Entities.

(4)
Shares owned of record by Toybox Holdings, LLC are also beneficially owned by its majority member, KKR Millennium Fund L.P. As the sole general partner of KKR Millennium Fund L.P., KKR Associates Millennium L.P. may be deemed to be the beneficial owner of such securities beneficially owned by KKR Millennium Fund L.P. As the sole general partner of KKR Associates Millennium L.P., KKR Millennium GP LLC also may be deemed to be the beneficial owner of such securities beneficially owned by KKR Millennium Fund L.P. Each of KKR Fund Holdings L.P. (as the designated member of KKR Millennium GP LLC); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited) and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may also be deemed to be the beneficial owner of the securities beneficially owned by KKR Millennium Fund L.P. As the designated members of KKR Management LLC, Henry R. Kravis and George R. Roberts may also be deemed to beneficially own the securities beneficially owned by KKR Millennium Fund L.P. Messrs. Kravis and Roberts have also been designated as managers of KKR Millennium GP LLC by KKR Fund Holdings L.P. Messrs. Taylor and Waglay are members of our Board of Directors and are each an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Each of Messrs. Taylor and Waglay disclaim beneficial ownership of the securities held by Toybox Holdings, LLC. For a description of material relationships between KKR and us over the last three years, see Item 13 entitled “Certain Relationships and Related Transactions and Director Independence” of this Annual Report on Form 10-K. The address of the entities listed above and Mr. Kravis, is c/o Kohlberg Kravis Roberts & Co. L.P., West 57th Street, Suite 4200, New York, New York 10019. For Messrs. Roberts, Taylor and Waglay, the address is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Menlo Park, CA 94025. Mr. Calbert is a former executive of Kohlberg Kravis Roberts & Co. L.P. and disclaims beneficial ownership of the securities held by Toybox Holdings, LLC.

(5)
Represents shares of record held by Vornado Truck LLC. As the owner of 100% of the equity of Vornado Truck LLC, Vornado Realty L.P. may be deemed to be the beneficial owner of such shares. Also, as the sole general partner of Vornado Realty L.P., Vornado Realty Trust may be deemed to be the beneficial owner of such shares. Also, Messrs. Macnow and Guglielmone and Ms. Silverstein are members of our Board of Directors and also executives of Vornado Realty Trust. As such, these persons may be deemed to be beneficial owners of these shares. These persons disclaim beneficial ownership of shares held by Vornado Truck LLC. The address for each of these persons and entities is c/o Vornado Realty Trust, 888 Seventh Avenue, New York, New York 10019.

Equity Compensation Plan Information
The following table sets forth information as of February 1, 2014 regarding the Company’s equity compensation plans:

	( a )		( b )	( c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,661,025	(1)	$29.40	1,772,782	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	2,661,025		$29.40	1,772,782

(1)	Represents the shares of our common stock issuable pursuant to outstanding options under the Management Equity Plan and the 2010 Incentive Plan.

(2)	Represents the shares of our common stock which may be issued pursuant to future issuances under the Management Equity Plan and the 2010 Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Advisory Agreement
Certain affiliates of the Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009 (“Advisory Agreement”). The initial term of the Advisory Agreement is ten years. After ten years, it extends annually for one year unless we or the affiliates of the Sponsors provide notice of termination to the other. The management and advisory fees paid to the affiliates of the Sponsors (the “Advisory Fees”) increase 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. We recorded Advisory Fees of $22 million, $21 million and $20 million for fiscals 2013, 2012 and 2011, respectively. During fiscals 2013, 2012 and 2011, we also paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.
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
Other Relationships and Transactions with our Sponsors
In connection with the Propco I Term Loan Facility entered into on August 21, 2013, we incurred Transactions Fees of $10 million pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned an aggregate of $17 million of the Propco I Term Loan Facility as of February 1, 2014.
In connection with the New UK Propco Facility Agreement entered into on March 25, 2013, we incurred Transactions Fees of $4 million pursuant to the terms of the Advisory Agreement.
In connection with the France Propco Facility Agreement entered into on February 27, 2013, we incurred Transactions Fees of $1 million pursuant to the terms of the Advisory Agreement.
In connection with the Spain Propco Facility Agreement entered into on January 29, 2013, we incurred Transaction Fees of $1 million pursuant to the terms of the Advisory Agreement.
In connection with the offering of the 2017 Notes on August 1, 2012, we incurred Transaction Fees of $4 million pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned an aggregate of $9 million and $14 million of the 2017 Notes as of February 1, 2014 and February 2, 2013, respectively.
In connection with the Second Joinder Agreement entered into on April 10, 2012, we incurred Transaction Fees of $2 million pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned an aggregate of $9 million and $8 million of the Second Incremental Secured Term Loan as of February 1, 2014 and February 2, 2013, respectively.
In connection with the issuance of the Incremental Secured Term Loan on May 25, 2011, we incurred Transaction Fees of $4 million pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by KKR owned an aggregate of $50 million and $63 million of the Incremental Secured Term Loan as of February 1, 2014 and February 2, 2013, respectively.
Investment funds or accounts advised by KKR owned an aggregate of $9 million and $5 million of the Toys-Delaware Secured Notes as of February 1, 2014 and February 2, 2013, respectively. In addition, investment funds or accounts advised by KKR owned an aggregate of $70 million and $67 million of the Secured Term Loan Facility as of February 1, 2014 and February 2, 2013, respectively. Additionally, investment funds or accounts advised by KKR owned an aggregate of $5 million of the Propco II Notes as of February 1, 2014 and February 2, 2013, respectively. For further details, see Note 2 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. During fiscals 2013, 2012 and 2011, affiliates of Vornado and investment funds or accounts advised by KKR held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $10 million, $8 million and $14 million in fiscals 2013, 2012 and 2011, respectively.
In connection with the closing of the 2005 acquisition, we entered into a Stockholders Agreement with the Sponsors and certain other investors, and members of our management are bound by certain of the provisions of such agreement. The Stockholders Agreement and management stockholder addendum are each filed as an exhibit to this Annual Report on Form 10-K.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $8 million, $10 million and $9 million in fiscals 2013, 2012 and 2011, respectively, with respect to 0.8%, 0.9% and 0.9%, respectively, of our operated stores, which include Express stores. Of the aggregate amount paid in fiscals 2013, 2012 and 2011, $2 million, respectively, was allocable to joint-venture parties not otherwise affiliated with Vornado.

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
Subsequent Event
In connection with the amendment and restatement of the ABL Facility on March 21, 2014, we incurred Transaction Fees of $19 million pursuant to the terms of the Advisory Agreement.
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
Director Independence
Each of the members of our Board of Directors, other than Mr. Urcelay, our Chief Executive Officer, and Messrs. Goodman and Markee, is affiliated with the Sponsors as further described in Item 10 entitled “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE” of this Annual Report on Form 10-K and our Board of Directors has not made a determination as to whether any of our directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Appointment of Independent Registered Public Accounting Firm
The Audit Committee appointed Deloitte & Touche LLP (“D&T”) as the Company’s independent registered public accounting firm to conduct the audit of the Company’s Consolidated Financial Statements for fiscals 2013 and 2012.

Audit Fees and Non-audit Fees
The aggregate fees billed by D&T and their respective affiliates for professional services rendered for the audit of the annual Consolidated Financial Statements for fiscals 2013 and 2012 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered during those fiscal years on our behalf were as follows:

	Fiscal 2013	Fiscal 2012
Audit Fees (1)	$4,635,000	$4,756,000
Audit-Related Fees (2)	$1,998,000	$1,517,000
Tax Fees (3)	$564,000	$548,000

(1)
For fiscals 2013 and 2012, the audit fees consist of fees for professional services performed in connection with the audit of the Company’s annual consolidated financial statements, review of financial statements included in our 10-Q filings, the Sarbanes-Oxley Section 404 audit and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
For fiscal 2013, audit-related fees consist primarily of fees related to special purpose audits. For fiscal 2012, audit-related fees consist primarily of fees related to the 144A offering and Toys “R” Us, Inc. Form S-4 for the issuance of the 2017 Notes and fees related to special purpose audits.

(3)	For fiscals 2013 and 2012, tax fees consist of a variety of U.S. Federal, state and non-U.S. tax consultation services.
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
(3) Exhibits. See Item 15(b) below.
(b) Exhibits required by Item 601 of Regulation S-K
The information required by this item is incorporated herein by reference from the Index to Exhibits beginning on page 157 of this Annual Report on Form 10-K. We will furnish to any security holder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such security holder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to Investor Relations, Toys “R” Us Inc., One Geoffrey Way, Wayne, New Jersey 07470.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

/S/ ANTONIO URCELAY
Antonio Urcelay
Chairman of the Board and Chief Executive Officer
Date: March 31, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 2014.

Signature	Title

/s/ ANTONIO URCELAY Antonio Urcelay	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ F. CLAY CREASEY, JR. F. Clay Creasey, Jr.	Executive Vice President – Chief Financial Officer (Principal Financial Officer)

/s/ CHARLES D. KNIGHT Charles D. Knight	Senior Vice President – Corporate Controller (Principal Accounting Officer)

* Joshua Bekenstein	Director

* Michael M. Calbert	Director

* Richard Goodman	Director

* Daniel Guglielmone	Director

* Matthew S. Levin	Director

* Joseph Macnow	Director

* Richard L. Markee	Director

* Wendy Silverstein	Director

* Nathanial H. Taylor	Director

* Adam Waglay	Director

* Gregory R. Why	Director
The foregoing constitutes all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

*By	/S/ ANTONIO URCELAY
Antonio Urcelay
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

4.9	Form of the 8.50% Senior Secured Notes due 2017 (included in Exhibit 4.8).

4.10
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

4.12	Form of the 7.375% Senior Secured Notes due 2016 (included in Exhibit 4.11).

Exhibit No.	Document

4.13
Security Agreement, dated August 24, 2010, among Toys “R” Us – Delaware, Inc., the Guarantors named therein and The Bank of New York Mellon, as Collateral Agent (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

4.14
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

4.17	Form of the 10.375% Senior Notes (included in Exhibit 4.16).

4.18
Registration Rights Agreement, dated August 1, 2012, among the Registrant, and the Initial Purchasers named therein, of the Registrant’s 10.375% Senior Notes due 2017 (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 7, 2012 and incorporated herein by reference).

4.19
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

10.6
Amendment and Restatement Agreement, dated as of July 24, 2013, relating to the UK Propco Facility Agreement, dated as of March 25, 2013, among Toys “R” Us Properties (UK) Limited, as borrower, Debussy DTC PLC, as original lender, Elavon Financial Services Limited, as facility agent and U.S. Bank Trustees Limited, as security agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 17, 2013 and incorporated herein by reference).

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

10.9
Term Loan Credit Agreement, dated as of August 21, 2013, among Toys “R” Us Property Company I, LLC, as Borrower, the Lenders named therein, Goldman Sachs Lending Partners LLC, as Administrative Agent, Joint Lead Arrangers and Bookrunners, Deutsche Bank Securities, Inc., J.P. Morgan Securities LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Bookrunners, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers, Goldman Sachs Lending Partners LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as Co-Documentation Agents (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 17, 2013 and incorporated herein by reference).

10.10
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

10.11
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

Exhibit No.	Document

10.12
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

10.13
Security Agreement, dated as of July 19, 2006, among Toys “R” Us - Delaware, Inc., and the Guarantors named therein, and Banc of America Bridge LLC, as Administrative Agent (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 12, 2006 and incorporated herein by reference).

10.14
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

10.16
Management Stockholders Addendum incorporated in and made a part of the Toys “R” Us Holdings, Inc. 2005 Management Equity Plan (filed as Exhibit 10.18 to the Registrant’s Form S-1/A, filed on July 9, 2010 and incorporated herein by reference).

10.17
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

10.19
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

10.20
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

10.22	Form of Advancement and Indemnification Rights Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 4, 2009 and incorporated herein by reference).

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

Exhibit No.	Document

10.25*	Amendment No. 2, effective as of June 8, 2009, to the MEP (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 9, 2009 and incorporated herein by reference).

10.26*
Amendment No. 3, effective as of November 29, 2010, to the MEP (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 24, 2011 and incorporated herein by reference). (i)

10.27*	Amendment No. 4, effective as of March 2, 2012 to the MEP (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 8, 2012 and incorporated herein by reference).

10.28*	Amendment No. 5, effective as of May 21, 2012 to the MEP (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 8, 2012 and incorporated herein by reference).

10.29*
Amendment No. 6, effective as of March 12, 2013 to the MEP (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on March 29, 2013 and incorporated herein by reference).

10.30*
Form of Toys “R” Us, Inc. Non-Qualified Stock Option for Executive Officers for awards under the MEP (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.31*	Form of Amendment to Initial MEP Options.

10.32*
Form of Toys “R” Us, Inc. Restricted Stock Agreement (with Consideration) for Executive Officers for awards under the MEP (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.33*
Form of Toys “R” Us, Inc. Restricted Stock Agreement (without Consideration) for Executive Officers awarded under the MEP (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.34*	Toys “R” Us, Inc. Management Incentive Plan For Fiscal Year 2013 - “R” Headquarters.

10.35*
Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”) (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 24, 2011 and incorporated herein by reference).

10.36*
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

10.38*	Form of Toys “R” Us, Inc. Performance-Based NonQualified Stock Option Agreement for Executive Officers for awards under the 2010 Incentive Plan.

10.39*
Form of Toys “R” Us, Inc. Restricted Performance-Based Stock Award Agreement for Executive Officers for awards under the 2010 Incentive Plan (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed on March 21, 2012 and incorporated herein by reference).

10.40*
Form of Toys “R” Us, Inc. Restricted Performance-Based Stock Unit Award Agreement for Executive Officers for awards under the 2010 Incentive Plan (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed on March 21, 2012 and incorporated herein by reference).

10.41*
Form of Toys “R” Us, Inc. Restricted Stock Unit Award Agreement for Non-Employee Directors for awards under the 2010 Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 17, 2013 and incorporated herein by reference).

Exhibit No.	Document

10.42*	Form of Toys “R” Us, Inc. Restricted Stock Unit Award Agreement for Executive Officers for awards under the 2010 Incentive Plan.

10.43*
Form of Toys “R” Us (Canada) Ltd. Deferred Profit Sharing Plan Rules (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 24, 2011 and incorporated herein by reference).

10.44*
Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of January 31, 2003, between Registrant and Wachovia Bank, N.A. (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 001-11609, filed on April 14, 2004 and incorporated herein by reference).

10.45*
Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of February 1, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2006 and incorporated herein by reference).

10.46*
Amendment No. 1, effective as of February 1, 2008, to the Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of February 1, 2006 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.47*
Employment Agreement between Toys “R” Us, Inc. and Gerald Storch, dated as of December 10, 2012 (filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on March 29, 2013 and incorporated herein by reference).

10.48*
Letter Notice, between Toys “R” Us, Inc. and Gerald Storch, dated as of February 12, 2013 (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on March 29, 2013 and incorporated herein by reference).

10.49*
Employment Agreement between Toys “R” Us, Inc. and F. Clay Creasey, Jr., dated as of December 10, 2012 (filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on March 29, 2013 and incorporated herein by reference).

10.50*
Letter Agreement, dated October 20, 2004, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, filed on April 28, 2006 and incorporated herein by reference).

10.51*
Salary Adjustment Letter, dated March 11, 2013, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on March 29, 2013 and incorporated herein by reference).

10.52*
Letter Agreement, dated July 1, 2013, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 17, 2013 and incorporated herein by reference).

10.53*
Side Letter, dated July 1, 2013, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 17, 2013 and incorporated herein by reference).

10.54*
Letter Agreement, dated October 16, 2013, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 17, 2013 and incorporated herein by reference).

10.55*	Letter Agreement between Toys “R” Us, Inc. Sucursal en Espana and Antonio Urcelay, dated as of March 3, 2014.

10.56*
Employment Agreement between Toys “R” Us (Canada) Ltd. and Monika M. Merz, dated as of January 23, 2013 (filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on March 29, 2013 and incorporated herein by reference).

10.57*	Employment Agreement between Toys “R” Us, Inc. and Harry J. Mullany III, dated as of October 16, 2013.

10.58*	Separation and Release Agreement between Toys “R” Us, Inc. and Deborah Derby, dated as of February 17, 2012.

Exhibit No.	Document

10.59*	Employment Agreement between Toys “R” Us, Inc. and Deborah Derby, dated as of March 6, 2013.

10.60*
Form of Special Transition Bonus Grant, dated March 11, 2013 (filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on March 29, 2013 and incorporated herein by reference).

12	Statement re: computation of ratio of earnings to fixed charges.

18
Preferability Letter provided by Deloitte & Touche LLP, the Registrant’s independent registered public accounting firm, to change the measurement date in connection with the Registrant’s annual goodwill impairment test.

21	Subsidiaries of the Registrant as of February 1, 2014.

24	Power of Attorney, dated March 21, 2014.

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