Form 10-Q
period 2014-05-03
TOYS R US INC
filed 2014-06-12
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014

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
As of June 6, 2014, there were 49,107,489 outstanding shares of common stock of Toys “R” Us, Inc., none of which were publicly traded.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	May 3, 2014	February 1, 2014	May 4, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$372	$644	$470
Accounts and other receivables	236	249	275
Merchandise inventories	2,396	2,171	2,329
Current deferred tax assets	30	31	102
Prepaid expenses and other current assets	167	125	169
Total current assets	3,201	3,220	3,345
Property and equipment, net	3,582	3,638	3,791
Goodwill	64	64	443
Deferred tax assets	154	152	246
Restricted cash	57	53	44
Other assets	426	422	454
Total Assets	$7,484	$7,549	$8,323

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$1,428	$1,488	$1,273
Accrued expenses and other current liabilities	866	920	761
Income taxes payable	21	19	8
Current portion of long-term debt	125	89	107
Total current liabilities	2,440	2,516	2,149
Long-term debt	5,111	4,918	5,086
Deferred tax liabilities	87	96	127
Deferred rent liabilities	361	362	357
Other non-current liabilities	234	235	229
Temporary equity	83	78	67
Total stockholders’ (deficit) equity	(832)	(656)	308
Total Liabilities, Temporary Equity and Stockholders’ (Deficit) Equity	$7,484	$7,549	$8,323
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
(In millions)	May 3, 2014	May 4, 2013
Net sales	$2,479	$2,408
Cost of sales	1,561	1,508
Gross margin	918	900
Selling, general and administrative expenses	917	886
Depreciation and amortization	104	100
Other income, net	(12)	(13)
Total operating expenses	1,009	973
Operating loss	(91)	(73)
Interest expense	(108)	(114)
Interest income	1	3
Loss before income taxes	(198)	(184)
Income tax benefit	2	73
Net loss	$(196)	$(111)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended
(In millions)	May 3, 2014	May 4, 2013
Net loss	$(196)	$(111)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	22	(46)
Total other comprehensive income (loss), net of tax	22	(46)
Comprehensive loss, net of tax	$(174)	$(157)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(In millions)	May 3, 2014	May 4, 2013
Cash Flows from Operating Activities:
Net loss	$(196)	$(111)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	104	100
Amortization and write-off of debt issuance costs	11	10
Deferred income taxes	2	(18)
Other	16	1
Changes in operating assets and liabilities:
Accounts and other receivables	30	25
Merchandise inventories	(209)	(125)
Prepaid expenses and other operating assets	(27)	(37)
Accounts payable, Accrued expenses and other liabilities	(150)	(213)
Income taxes payable and receivable	(19)	(93)
Net cash used in operating activities	(438)	(461)
Cash Flows from Investing Activities:
Capital expenditures	(39)	(53)
Proceeds from sales of fixed assets	3	8
Increase in restricted cash	(3)	(27)
Proceeds from redemption of debt securities	—	52
Purchases of debt securities	—	(20)
Net cash used in investing activities	(39)	(40)
Cash Flows from Financing Activities:
Long-term debt borrowings	330	705
Long-term debt repayments	(117)	(814)
Capitalized debt issuance costs	(12)	(20)
Short-term debt borrowings, net	(2)	(2)
Repurchase of common stock	—	(6)
Net cash provided by (used in) financing activities	199	(137)
Effect of exchange rate changes on Cash and cash equivalents	6	(10)
Cash and cash equivalents:
Net decrease during period	(272)	(648)
Cash and cash equivalents at beginning of period	644	1,118
Cash and cash equivalents at end of period	$372	$470
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total (Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
(In millions)	Issued Shares	Treasury Amount
Balance, February 2, 2013	49	$(4)	$47	$445	$(3)	$485
Net loss	—	—	—	(111)	—	(111)
Total other comprehensive loss, net of tax	—	—	—	—	(46)	(46)
Repurchase of common stock	—	(14)	—	—	—	(14)
Issuance of common stock	—	9	(2)	—	—	7
Stock compensation expense	—	—	5	—	—	5
Redemption value of redeemable shares to temporary equity	—	—	(12)	—	—	(12)
Adjustment of noncontrolling interest to redemption value	—	—	—	(6)	—	(6)
Balance, May 4, 2013	49	$(9)	$38	$328	$(49)	$308

Balance, February 1, 2014	49	$(9)	$49	$(612)	$(84)	$(656)
Net loss	—	—	—	(196)	—	(196)
Total other comprehensive income, net of tax	—	—	—	—	22	22
Stock compensation expense	—	—	3	—	—	3
Adjustment of noncontrolling interest to redemption value	—	—	—	(5)	—	(5)
Balance, May 3, 2014	49	$(9)	$52	$(813)	$(62)	$(832)

(1)	For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of May 3, 2014, February 1, 2014 and May 4, 2013, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the thirteen weeks ended May 3, 2014 and May 4, 2013, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Consolidated Balance Sheet at February 1, 2014, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. The results of operations for the thirteen weeks ended May 3, 2014 and May 4, 2013 are not necessarily indicative of operating results for the full year.

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of May 3, 2014, February 1, 2014 and May 4, 2013 is outlined in the table below:

(In millions)	May 3, 2014	February 1, 2014	May 4, 2013
Short-term borrowings
Labuan uncommitted lines of credit	$10	$12	$12
Long-term debt
Toys-Japan unsecured credit lines, expire fiscals 2014-2015	87	5	75
Spanish real estate credit facility, due fiscal 2015	70	71	96
European and Australian asset-based revolving credit facility, expires fiscal 2016	21	—	—
Secured term loan facility, due fiscal 2016 (1)	645	646	676
7.375% senior secured notes, due fiscal 2016 (1)	355	357	361
10.750% senior notes, due fiscal 2017 (2)	—	—	934
10.375% senior notes, due fiscal 2017 (3)	447	447	446
8.500% senior secured notes, due fiscal 2017 (4)	720	719	718
French real estate credit facility, due fiscal 2018	66	64	63
Incremental secured term loan facility, due fiscal 2018 (1)	371	372	390
Second incremental secured term loan facility, due fiscal 2018 (1)	209	210	219
7.375% senior notes, due fiscal 2018 (3)	403	403	403
Secured revolving credit facility, expires fiscal 2019 (1)(5)	125	—	61
Senior unsecured term loan facility, due fiscal 2019 (2)	971	973	—
UK real estate credit facility, due fiscal 2020	444	433	410
Toys-Japan 1.85%-2.85% loans, due fiscals 2014-2021	86	91	115
8.750% debentures, due fiscal 2021 (6)	22	22	22
Finance obligations associated with capital projects	177	174	172
Capital lease obligations	17	20	32
	5,236	5,007	5,193
Less current portion	125	89	107
Total Long-term debt (7)	$5,111	$4,918	$5,086

(1)	Represents obligations of Toys “R” Us-Delaware, Inc. (“Toys-Delaware”).

(2)	Represents obligations of Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”).

(3)	Represents obligations of Toys “R” Us, Inc. (the “Parent Company”).

(4)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).

(5)
On March 21, 2014, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement for its $1.85 billion secured revolving credit facility (“ABL Facility”) in order to extend the maturity date of the facility and amend certain other provisions.

(6)	Represents obligations of the Parent Company and Toys-Delaware.

(7)
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
The amount of total net assets that were subject to such restrictions was $685 million as of May 3, 2014. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of May 3, 2014, we have funds available to finance our operations under our ABL Facility through 2019, subject to an earlier springing maturity, our European and Australian asset-based revolving credit facility (“European ABL Facility”) through March 2016 and our Toys-Japan unsecured credit lines with a tranche maturing June 2014 and a tranche maturing June 2015. In addition, Toys (Labuan) Holding Limited (“Labuan”) and Toys “R” Us-Japan, Ltd. (“Toys-Japan”) have uncommitted lines of credit due on demand.
The total fair values of our Long-term debt, with carrying values of $5.2 billion, $5.0 billion and $5.2 billion at May 3, 2014, February 1, 2014 and May 4, 2013, respectively, were $4.8 billion, $4.6 billion and $5.4 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods. A portion of these instruments are classified as Level 3, as these are not publicly traded and therefore we are unable to obtain quoted market prices. The fair value of these Level 3 debt instruments totaled $1.1 billion, $0.8 billion and $1.0 billion at May 3, 2014, February 1, 2014 and May 4, 2013, respectively.
Labuan uncommitted lines of credit, due on demand ($10 million at May 3, 2014)
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$300 million ($39 million at May 3, 2014). As of May 3, 2014, we had $10 million of borrowings, which has been included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet, and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $26 million. The average interest rate on the drawn borrowings was 2.47% and 2.43% at May 3, 2014 and May 4, 2013, respectively.
Toys-Japan unsecured credit lines, expire fiscals 2014-2015 ($87 million at May 3, 2014)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Tranche 1 is available in amounts up to ¥13.0 billion ($127 million at May 3, 2014), expiring on June 30, 2015, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80% per annum. At May 3, 2014, we had outstanding borrowings of $49 million under Tranche 1, with $78 million of remaining availability.
Tranche 2 is available in amounts up to ¥12.0 billion ($117 million at May 3, 2014), expiring on June 27, 2014, and bears an interest rate of TIBOR plus 0.80% per annum. At May 3, 2014, we had outstanding borrowings of $38 million under Tranche 2, with $79 million of remaining availability.
These agreements contain covenants that require, among other things, Toys-Japan to maintain a certain level of net assets and profitability during the agreement terms, including provisions that require Toys-Japan to not incur two consecutive years of ordinary loss in accordance with accounting principles generally accepted in Japan, as defined in the credit agreement. The agreement also restricts Toys-Japan from paying dividends or making loans to affiliates without lender consent.
Additionally, Toys-Japan has an uncommitted line of credit with total availability of ¥2.8 billion ($28 million at May 3, 2014), which will renew April 1 of each year unless otherwise canceled. The uncommitted line of credit bears an interest rate of TIBOR plus 0.50%. As of May 3, 2014, we had no outstanding borrowings under the uncommitted line of credit.

European ABL Facility, expires fiscal 2016 ($21 million at May 3, 2014)
The European ABL Facility, as amended, provides for a five-year £138 million ($233 million at May 3, 2014) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At May 3, 2014, we had outstanding borrowings of $21 million, with $122 million of remaining availability under the European ABL Facility.
$1.85 billion ABL Facility, expires fiscal 2019 ($125 million at May 3, 2014)
On March 21, 2014, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement for its ABL Facility in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended will continue to provide for $1.85 billion of revolving commitments, and permits Toys-Delaware to request an increase in commitments by up to $1.15 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The ABL Facility has a final maturity date of March 21, 2019, with a springing maturity date if the Toys-Delaware term loans due fiscal 2016 and fiscal 2018 and the Toys-Delaware secured notes due fiscal 2016 are not repaid 30 days prior to maturity.  The ABL Facility as amended bears a tiered floating interest rate of London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 1.75% depending on usage (or, at the election of the borrower, a tiered floating interest rate based on the agent’s prime rate plus a margin of between 0.50% and 0.75% depending on usage).  A commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter. In connection with the amended and restated credit agreement, we incurred transaction fees of $31 million, which are capitalized as deferred debt issuance costs, amortized over the term of the agreement and included in Other assets on our Condensed Consolidated Balance Sheet. Prior to the amended ABL Facility, unamortized debt issuance costs were $17 million, of which $1 million has been expensed, and the remaining $16 million amortized over the term of the amended and restated credit agreement.
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
At May 3, 2014, under our ABL Facility we had outstanding borrowings of $125 million, a total of $91 million of outstanding letters of credit and excess availability of $979 million. We are also subject to a minimum excess availability covenant, which was $125 million at May 3, 2014, with remaining availability of $854 million in excess of the covenant.

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, Euro Interbank Offered Rate and TIBOR. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of May 3, 2014, our interest rate contracts have various maturity dates through February 2018. A portion of our interest rate swaps and caps as of May 3, 2014 are designated as cash flow and fair value hedges in accordance with Accounting Standards Codification Topic 815, “Derivatives and Hedging.”
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive loss; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. Reclassifications from Accumulated other comprehensive loss to Interest expense primarily relate to realized Interest expense on interest rate swaps and caps and the amortization of gains recorded on de-designated caps. We expect to reclassify a net loss of $2 million over the next 12 months to Interest expense from Accumulated other comprehensive loss.
The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the change in the fair value of the derivative and the underlying hedged item separately. For our derivative that is designated as a fair value hedge, no material ineffectiveness was recorded for the thirteen weeks ended May 3, 2014 and we recorded a $1 million net gain in earnings related to ineffectiveness for the thirteen weeks ended May 4, 2013.
Certain of our agreements with credit-risk related contingent features contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At May 3, 2014, February 1, 2014 and May 4, 2013, there were no derivative liabilities related to agreements that contain credit-risk related contingent features. As of May 3, 2014, February 1, 2014 and May 4, 2013, we were not required to post collateral for any of these derivatives.
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
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At May 3, 2014, February 1, 2014 and May 4, 2013, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $2 million, less than $1 million and $1 million, respectively. As of May 3, 2014, February 1, 2014 and May 4, 2013, we were not required to post collateral for any of these derivatives.
The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive loss on our Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the thirteen weeks ended May 3, 2014 and May 4, 2013:

	13 Weeks Ended
(In millions)	May 3, 2014	May 4, 2013
Derivatives designated as cash flow hedges:
Beginning balance	$(1)	$(2)
Change in fair value recognized in Accumulated other comprehensive loss - Interest Rate Contracts (1)	—	—
Ending balance	$(1)	$(2)

(1)	Reclassifications from Accumulated other comprehensive loss to Interest expense were nominal for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.

The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen weeks ended May 3, 2014 and May 4, 2013:

	13 Weeks Ended
(In millions)	May 3, 2014	May 4, 2013
Derivatives not designated for hedge accounting:
Loss on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	$(7)	$(8)
(Loss) gain on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	(2)	2
	(9)	(6)
Derivative designated as a fair value hedge:
(Loss) gain on the change in fair value - Interest Rate Contract	(2)	1
Gain recognized in Interest expense on hedged item	2	—
	—	1
Total Interest expense	$(9)	$(5)

(1)
Gains and losses related to our short-term intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of May 3, 2014, February 1, 2014 and May 4, 2013:

	May 3, 2014		February 1, 2014		May 4, 2013
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Prepaid expenses and other current assets	$700	$—	$—	$—	$—	$—
Other assets	136	—	835	—	859	—
Other non-current liabilities	64	(1)	65	(1)	83	(1)
Interest Rate Contract designated as a fair value hedge:
Other assets	350	11	350	13	350	19
Interest Rate Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	1,611	—	—	—	—	—
Other assets	—	—	1,611	—	1,611	—
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	57	—	26	—	130	1
Accrued expenses and other current liabilities	$309	$(2)	$78	$—	$287	$(2)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	$2,368	$—	$26	$—	$130	$1
Other assets	486	11	2,796	13	2,820	19
Total derivative assets (1)	$2,854	$11	$2,822	$13	$2,950	$20

Accrued expenses and other current liabilities	$309	$(2)	$78	$—	$287	$(2)
Other non-current liabilities	64	(1)	65	(1)	83	(1)
Total derivative liabilities (1)	$373	$(3)	$143	$(1)	$370	$(3)

(1)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.

Offsetting of Derivatives
We present our derivatives at gross fair values in the Condensed Consolidated Balance Sheets. However, some of our interest rate and foreign exchange contracts are subject to master netting arrangements which allow net settlements under certain conditions. As of May 3, 2014, February 1, 2014 and May 4, 2013, the aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets were nominal, respectively, and the aggregate gross fair value of derivative assets which could be net settled against our derivative liabilities were nominal, respectively. As of May 3, 2014, February 1, 2014 and May 4, 2013, none of the master netting arrangements involved collateral.

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
Cash Equivalents
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. Due to the nature and short-term maturity of these investments, their carrying amount approximates fair value. Therefore, we have determined that our cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of May 3, 2014, February 1, 2014 and May 4, 2013, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 3, 2014
Assets
Cash equivalents	$143	$—	$—	$143
Derivative financial instruments:
Interest rate contracts	—	11	—	11
Foreign exchange contracts	—	—	—	—
Total assets	$143	$11	$—	$154
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$3	$—	$3

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at February 1, 2014
Assets
Cash equivalents	$164	$—	$—	$164
Derivative financial instruments:
Interest rate contracts	—	13	—	13
Foreign exchange contracts	—	—	—	—
Total assets	$164	$13	$—	$177
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	—	—	—
Total liabilities	$—	$1	$—	$1

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 4, 2013
Assets
Cash equivalents	$205	$—	$—	$205
Derivative financial instruments:
Interest rate contracts	—	19	—	19
Foreign exchange contracts	—	1	—	1
Total assets	$205	$20	$—	$225
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$3	$—	$3

For the thirteen weeks ended May 3, 2014 and May 4, 2013, we had no derivative financial instruments within Level 3 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of our assets and liabilities are measured at fair value on a nonrecurring basis. We evaluate the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The fair value measurements related to long-lived assets held and used classified as Level 3 were determined using a discounted cash flow valuation method. For those assets classified as Level 2 a relative, market-based approach based on offers was utilized. For the thirteen weeks ended May 3, 2014 and May 4, 2013, we had no impairments to long-lived assets held for sale.
There have been no changes in valuation technique or related inputs for long-lived assets for the thirteen weeks ended May 3, 2014 and May 4, 2013.
The table below presents our long-lived assets evaluated for impairment measured at fair value on a nonrecurring basis for the thirteen weeks ended May 3, 2014 and May 4, 2013, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at May 3, 2014 and May 4, 2013. As of May 3, 2014 and May 4, 2013, we did not have any long-lived assets classified as Level 1 within the fair value hierarchy.

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$4	$—	$1	$3
Balance, May 3, 2014	$4	$—	$1	$3

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$9	$6	$1	$2
Balance, May 4, 2013	$9	$6	$1	$2

5. Income taxes
The following table summarizes our income tax benefit and effective tax rates for the thirteen weeks ended May 3, 2014 and May 4, 2013:

	13 Weeks Ended
($ In millions)	May 3, 2014	May 4, 2013
Loss before income taxes	$(198)	$(184)
Income tax benefit	2	73
Effective tax rate	(1.0)%	(39.7)%
The effective tax rates for the thirteen weeks ended May 3, 2014 and May 4, 2013 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 1.2% for the thirteen weeks ended May 3, 2014 compared to 38.9% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to the Company’s conclusion that it is more likely than not that a benefit for current year losses will not be realized in the US Federal and state jurisdictions, as well as in certain foreign jurisdictions.
There were no significant discrete items that impacted our effective tax rate for the thirteen weeks ended May 3, 2014. For the thirteen weeks ended May 4, 2013, our effective tax rate was impacted by a tax benefit of $2 million related to adjustments to taxes payable. This tax benefit was partially offset by a tax expense of $1 million related to state income taxes.

6. Segments
Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and baby product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses “R” Us branded retail stores in 35 foreign countries and jurisdictions with operated stores in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. Domestic and International segments also include their respective Internet operations. Segment operating (loss) earnings excludes corporate related charges and income. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Revenues from external customers are derived primarily from merchandise sales and we do not generate material sales from any single customer.
The following tables show our percentage of Net sales by product category:

	13 Weeks Ended
Domestic:	May 3, 2014	May 4, 2013
Baby	49.9%	51.1%
Core Toy	12.1%	11.7%
Entertainment	7.9%	7.3%
Learning	17.3%	16.4%
Seasonal	12.4%	12.9%
Other (1)	0.4%	0.6%
Total	100%	100%
(1) Consists primarily of non-product related revenues.

	13 Weeks Ended
International:	May 3, 2014	May 4, 2013
Baby	27.0%	26.8%
Core Toy	19.5%	19.3%
Entertainment	7.5%	9.1%
Learning	26.5%	26.4%
Seasonal	18.7%	17.5%
Other (1)	0.8%	0.9%
Total	100%	100%

(1)	Consists primarily of licensing fees from unaffiliated third parties and other non-product related revenues.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

A summary of financial results by reportable segment is as follows:

	13 Weeks Ended
(In millions)	May 3, 2014	May 4, 2013
Net sales
Domestic	$1,539	$1,480
International	940	928
Total Net sales	$2,479	$2,408
Operating earnings (loss)
Domestic	$16	$40
International	(19)	(28)
Corporate and other	(88)	(85)
Operating loss	(91)	(73)
Interest expense	(108)	(114)
Interest income	1	3
Loss before income taxes	$(198)	$(184)

(In millions)	May 3, 2014	February 1, 2014	May 4, 2013
Merchandise inventories
Domestic	$1,440	$1,375	$1,396
International	956	796	933
Total Merchandise inventories	$2,396	$2,171	$2,329

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

8. Related party transactions
We are owned by an investment group led by entities advised by or affiliated with Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009 (“Advisory Agreement”). The initial term of the Advisory Agreement is ten years. After ten years, it extends annually for one year unless we or the Sponsors provide notice of termination to the other. The management and advisory fees paid to the Sponsors (the “Advisory Fees”) increase 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. We recorded Advisory Fees of $6 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. During the thirteen weeks ended May 3, 2014 and May 4, 2013, we also paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.
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

In connection with the amendment and restatement of the ABL Facility on March 21, 2014, we incurred Transaction Fees of $19 million pursuant to the terms of the Advisory Agreement, which are capitalized as deferred debt issuance costs, amortized over the term of the agreement and included in Other assets on our Condensed Consolidated Balance Sheet.
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. During the thirteen weeks ended May 3, 2014 and May 4, 2013, investment funds or accounts advised by KKR held debt and debt securities issued by the Company and its subsidiaries.  The interest amounts paid on such debt and debt securities held by related parties was $3 million during the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $2 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively, with respect to 0.7% and 0.8%, respectively, of our operated stores, which include Toys “R” Us Express stores. Of the aggregate amount paid, less than $1 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively, was allocable to joint-venture parties not otherwise affiliated with Vornado.
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

9. Dispositions
During the thirteen weeks ended May 3, 2014, we sold an idle property and certain assets for proceeds of $3 million, resulting in a nominal net gain, which is included in Other income, net.

10. Accumulated other comprehensive loss
Total other comprehensive income (loss) is included in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Stockholders’ (Deficit) Equity. Accumulated other comprehensive loss is reflected in Total stockholders’ (deficit) equity on the Condensed Consolidated Balance Sheets, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized loss on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, February 2, 2013	$8	$(2)	$(9)	$(3)
Current period change	(46)	—	—	(46)
Balance, May 4, 2013	$(38)	$(2)	$(9)	$(49)

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized loss on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, February 1, 2014	$(74)	$(1)	$(9)	$(84)
Current period change	22	—	—	22
Balance, May 3, 2014	$(52)	$(1)	$(9)	$(62)

11. Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc. and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 and the Condensed Consolidated Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business
We generate sales, earnings and cash flows by retailing merchandise in our baby, core toy, entertainment, learning and seasonal product categories worldwide. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and baby product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses stores in 35 foreign countries and jurisdictions. As of May 3, 2014, there were 1,585 operated and 194 licensed “R” Us branded retail stores worldwide. In addition, as of May 3, 2014, we operated 115 Toys “R” Us Express stores (“Express stores”), including 60 Express stores with a cumulative lease term of at least two years. Domestic and International segments also include their respective Internet operations.

Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for the thirteen weeks ended May 3, 2014 compared to the thirteen weeks ended May 4, 2013:

	13 Weeks Ended
($ In millions)	May 3, 2014	May 4, 2013
Net sales	$2,479	$2,408
Gross margin	918	900
Gross margin as a percentage of Net sales	37.0%	37.4%
Selling, general and administrative expenses	$917	$886
Selling, general and administrative expenses as a percentage of Net sales	37.0%	36.8%
Net loss	$(196)	$(111)
Net sales increased by $71 million for the thirteen weeks ended May 3, 2014, compared to the same period last year. Foreign currency translation decreased Net sales by $19 million for the thirteen weeks ended May 3, 2014. Excluding the impact of foreign currency translation, the increase in Net sales was primarily due to an increase in comparable store net sales and an increase in net sales from new locations within our International segment.
Gross margin, as a percentage of Net sales for the thirteen weeks ended May 3, 2014 decreased by 0.4 percentage points, compared to the same period last year. The decrease was primarily caused by margin rate declines in our Domestic segment within certain categories due in part to our promotional efforts and competitive pricing strategy. Partially offsetting these decreases were margin rate improvements within certain categories and improvements in sales mix away from lower margin products within our International segment.
Selling, general and administrative expenses (“SG&A”) for the thirteen weeks ended May 3, 2014 increased by $31 million, compared to the same period last year. Foreign currency translation decreased SG&A by $5 million for the thirteen weeks ended May 3, 2014. Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to an increase in occupancy costs, professional fees and payroll expenses.
Net loss for the thirteen weeks ended May 3, 2014 increased by $85 million, compared to the same period last year. The increase was primarily due to a decrease in Income tax benefit and an increase in SG&A, partially offset by an increase in Gross margin dollars.

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
The following table discloses the change in our comparable store net sales for the thirteen weeks ended May 3, 2014 and May 4, 2013:

	13 Weeks Ended
	May 3, 2014 vs. 2013	May 4, 2013 vs. 2012
Domestic	4.0%	(8.4)%
International	1.0%	(5.8)%

Percentage of Net Sales by Product Category

	13 Weeks Ended
Domestic:	May 3, 2014	May 4, 2013
Baby	49.9%	51.1%
Core Toy	12.1%	11.7%
Entertainment	7.9%	7.3%
Learning	17.3%	16.4%
Seasonal	12.4%	12.9%
Other (1)	0.4%	0.6%
Total	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended
International:	May 3, 2014	May 4, 2013
Baby	27.0%	26.8%
Core Toy	19.5%	19.3%
Entertainment	7.5%	9.1%
Learning	26.5%	26.4%
Seasonal	18.7%	17.5%
Other (1)	0.8%	0.9%
Total	100%	100%

(1)	Consists primarily of licensing fees from unaffiliated third parties and other non-product related revenues.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

	May 3, 2014	May 4, 2013	Change
Domestic (1)	876	875	1
International - Operated (2)	709	669	40
International - Licensed	194	165	29
Total (3)	1,779	1,709	70

(1)
Store count as of May 3, 2014 includes 305 Toys “R” Us (“TRU”) stores, 232 Babies “R” Us (“BRU”) stores, 214 side-by-side (“SBS”) stores, 59 Juvenile Expansions and 20 Babies “R” Us Express (“BRU Express”) stores. Store count as of May 4, 2013 included 311 TRU stores, 238 BRU stores, 208 SBS stores, 62 Juvenile Expansions and 20 BRU Express stores.

(2)
Store count as of May 3, 2014 includes 474 TRU stores, 188 SBS stores, 18 BRU Express stores and 15 BRU stores. Store count as of May 4, 2013 included 444 TRU stores, 171 SBS stores, 17 BRU Express stores and 13 BRU stores. The net increase in store count from prior year is predominantly due to 35 stores in China and Southeast Asia.

(3)
Express stores with a cumulative lease term of at least two years are included in our overall store count, while remaining locations are excluded. As of May 3, 2014, there were 95 Domestic and 20 International Express stores open, 46 and 14 of which have been included in our overall store count within our Domestic and International segments, respectively. As of May 4, 2013, there were 81 Domestic and 40 International Express stores open, 36 and 24 of which were included in our overall store count within our Domestic and International segments, respectively.

Net Loss

	13 Weeks Ended
(In millions)	May 3, 2014	May 4, 2013	Change
Toys “R” Us - Consolidated	$(196)	$(111)	$(85)
Net loss increased by $85 million to $196 million for the thirteen weeks ended May 3, 2014, compared to $111 million for the same period last year. The increase in Net loss was primarily due to a decrease in Income tax benefit of $71 million and an increase in SG&A of $31 million, partially offset by an increase in Gross margin dollars of $18 million.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	May 3, 2014	May 4, 2013	$ Change	% Change	May 3, 2014	May 4, 2013
Domestic	$1,539	$1,480	$59	4.0%	62.1%	61.5%
International	940	928	12	1.3%	37.9%	38.5%
Toys “R” Us - Consolidated	$2,479	$2,408	$71	2.9%	100.0%	100.0%
Net sales increased by $71 million or 2.9%, to $2,479 million for the thirteen weeks ended May 3, 2014, compared to $2,408 million for the same period last year. Net sales for the thirteen weeks ended May 3, 2014 included the impact of foreign currency translation, which decreased Net sales by $19 million.
Excluding the impact of foreign currency translation, the increase in Net sales for the thirteen weeks ended May 3, 2014 was primarily due to an increase in comparable store net sales. The increase in comparable store net sales was primarily driven by an increase in the number of transactions. Additionally contributing to the increase in Net sales was an increase in net sales from new locations within our International segment.
Domestic
Net sales for the Domestic segment increased by $59 million or 4.0%, to $1,539 million for the thirteen weeks ended May 3, 2014, compared to $1,480 million for the same period last year. The increase in Net sales was primarily a result of an increase in comparable store net sales of 4.0%.
The increase in comparable store net sales resulted primarily from increases in our learning, entertainment and core toy categories. The increase in our learning category was primarily due to increased sales of construction toys. The increase in our entertainment category was primarily due to increased sales of video game software accessories and systems. The increase in our core toy category was primarily due to increased sales of girls’ role play products and accessories, and action figures.
International
Net sales for the International segment increased by $12 million or 1.3%, to $940 million for the thirteen weeks ended May 3, 2014, compared to $928 million for the same period last year. Excluding a $19 million decrease in Net sales due to foreign currency translation, International Net sales increased primarily as a result of an increase in net sales from new locations and an increase in comparable store net sales of 1.0%.
The increase in comparable store net sales resulted primarily from increases in our seasonal and baby product categories. The increase in our seasonal category was primarily due to increased sales of outdoor products. The increase in our baby product category was primarily due to increased sales of infant care products and baby gear. Partially offsetting these increases was a decrease in our entertainment category primarily as a result of decreased sales of video game software and accessories.

Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.
Gross Margin

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	May 3, 2014	May 4, 2013	$ Change	May 3, 2014	May 4, 2013	Change
Domestic	$549	$538	$11	35.7%	36.4%	(0.7)%
International	369	362	7	39.3%	39.0%	0.3%
Toys “R” Us - Consolidated	$918	$900	$18	37.0%	37.4%	(0.4)%
Gross margin increased by $18 million to $918 million for the thirteen weeks ended May 3, 2014, compared to $900 million for the same period last year. Foreign currency translation decreased Gross margin by $5 million.
Gross margin, as a percentage of Net sales, decreased by 0.4 percentage points for the thirteen weeks ended May 3, 2014 compared to the same period last year. The decrease in Gross margin, as a percentage of Net sales, was primarily caused by margin rate declines in our Domestic segment within certain categories due in part to our promotional efforts and competitive pricing strategy. Partially offsetting these decreases were margin rate improvements within certain categories and improvements in sales mix away from lower margin products within our International segment.
Domestic
Gross margin increased by $11 million to $549 million for the thirteen weeks ended May 3, 2014, compared to $538 million for the same period last year. Gross margin, as a percentage of Net sales, decreased by 0.7 percentage points for the thirteen weeks ended May 3, 2014 compared to the same period last year.
The decrease in Gross margin, as a percentage of Net sales, resulted primarily from margin rate declines predominantly in our baby product and core toy categories due in part to our promotional efforts and our competitive pricing strategy.
International
Gross margin increased by $7 million to $369 million for the thirteen weeks ended May 3, 2014, compared to $362 million for the same period last year. Foreign currency translation decreased Gross margin by $5 million. Gross margin, as a percentage of Net sales, increased by 0.3 percentage points for the thirteen weeks ended May 3, 2014 compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from margin rates improvements, predominantly in our core toy and learning categories. Additionally contributing to the increase were improvements in sales mix away from lower margin products, predominantly in our entertainment category.

Selling, General and Administrative Expenses
The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	May 3, 2014	May 4, 2013	$ Change	May 3, 2014	May 4, 2013	Change
Toys “R” Us - Consolidated	$917	$886	$31	37.0%	36.8%	0.2%
SG&A increased by $31 million to $917 million for the thirteen weeks ended May 3, 2014, compared to $886 million for the same period last year. Foreign currency translation decreased SG&A by $5 million. As a percentage of Net sales, SG&A increased by 0.2 percentage points.
Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to a $19 million increase in occupancy costs, predominantly as a result of increased utility expenses, closure costs mainly associated with one distribution center and the increase in new stores. Also contributing to the increase in SG&A was an $8 million increase in professional fees and a $7 million increase in payroll expenses.

Depreciation and Amortization

	13 Weeks Ended
(In millions)	May 3, 2014	May 4, 2013	Change
Toys “R” Us - Consolidated	$104	$100	$4
Depreciation and amortization increased by $4 million for the thirteen weeks ended May 3, 2014, compared to the same period last year. The increase was primarily due to accelerated depreciation of certain assets, which we have committed to dispose of prior to the end of their useful lives, partially offset by fully depreciated assets.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	net gains on sales of properties;

•	impairment of long-lived assets;

•	foreign exchange gains and losses; and

•	other operating income and expenses.

	13 Weeks Ended
(In millions)	May 3, 2014	May 4, 2013	Change
Toys “R” Us - Consolidated	$12	$13	$(1)
Other income, net decreased by $1 million to $12 million for the thirteen weeks ended May 3, 2014, compared to $13 million for the same period last year.

Interest Expense

	13 Weeks Ended
(In millions)	May 3, 2014	May 4, 2013	Change
Toys “R” Us - Consolidated	$108	$114	$(6)
Interest expense decreased by $6 million to $108 million for the thirteen weeks ended May 3, 2014, compared to $114 million for the same period last year. The decrease was primarily due to savings associated with refinancing the $950 million 10.750% senior unsecured notes due fiscal 2017 to a $985 million senior unsecured term loan facility due fiscal 2019 at a lower rate of interest.

Interest Income

	13 Weeks Ended
(In millions)	May 3, 2014	May 4, 2013	Change
Toys “R” Us - Consolidated	$1	$3	$(2)
Interest income decreased by $2 million to $1 million for the thirteen weeks ended May 3, 2014, compared to $3 million for the same period last year. The decrease was primarily due to the April 2013 maturity of our Vanwall Finance PLC debt security holdings.

Income Tax Benefit
The following table summarizes our income tax benefit and effective tax rates for the thirteen weeks ended May 3, 2014 and May 4, 2013:

	13 Weeks Ended
($ In millions)	May 3, 2014	May 4, 2013
Loss before income taxes	$(198)	$(184)
Income tax benefit	2	73
Effective tax rate	(1.0)%	(39.7)%
The effective tax rates for the thirteen weeks ended May 3, 2014 and May 4, 2013 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 1.2% for the thirteen weeks ended May 3, 2014 compared to 38.9% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to the Company’s conclusion that it is more likely than not that a benefit for current year losses will not be realized in the US Federal and state jurisdictions, as well as in certain foreign jurisdictions.
There were no significant discrete items that impacted our effective tax rate for the thirteen weeks ended May 3, 2014. For the thirteen weeks ended May 4, 2013, our effective tax rate was impacted by a tax benefit of $2 million related to adjustments to taxes payable. This tax benefit was partially offset by a tax expense of $1 million related to state income taxes.

Liquidity and Capital Resources
Overview
As of May 3, 2014, we were in compliance with all of the covenants related to our outstanding debt. On March 21, 2014, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement for its $1.85 billion secured revolving credit facility (“ABL Facility”) in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended will continue to provide for $1.85 billion of revolving commitments. At May 3, 2014, under the ABL Facility, we had outstanding borrowings of $125 million, a total of $91 million of outstanding letters of credit and excess availability of $979 million. We are also subject to a minimum excess availability covenant, which was $125 million at May 3, 2014, with remaining availability of $854 million in excess of the covenant.
Toys “R” Us-Japan, Ltd. (“Toys-Japan”) currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Tranche 1 is available in amounts of up to ¥13.0 billion ($127 million at May 3, 2014), expiring on June 30, 2015. At May 3, 2014, we had outstanding borrowings of $49 million under Tranche 1, with $78 million of remaining borrowing availability.
Tranche 2 is available in amounts of up to ¥12.0 billion ($117 million at May 3, 2014), expiring on June 27, 2014. At May 3, 2014, we had outstanding borrowings of $38 million under Tranche 2, with $79 million of remaining borrowing availability.
Toys-Japan also has an uncommitted line of credit with total availability of ¥2.8 billion ($28 million at May 3, 2014), which will renew April 1 of each year unless otherwise canceled. As of May 3, 2014, we had no outstanding borrowings under the uncommitted line of credit.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($233 million at May 3, 2014) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At May 3, 2014, we had outstanding borrowings of $21 million, with $122 million of remaining availability under the European ABL Facility.
Toys (Labuan) Holding Limited (“Labuan”) has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$300 million ($39 million at May 3, 2014). As of May 3, 2014, we had $10 million of borrowings and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $26 million.
We are dependent on the borrowings provided by our lenders to support our working capital needs, capital expenditures and to service debt. As of May 3, 2014, we have funds available to finance our operations under our ABL Facility through March 2019, subject to an earlier springing maturity, our European ABL Facility through March 2016 and our Toys-Japan unsecured credit lines with a tranche maturing June 2014 and a tranche maturing June 2015. In addition, Labuan and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
In general, our primary uses of cash are providing for working capital purposes (which principally represents the purchase of inventory), servicing debt, remodeling existing stores, financing construction of new stores and paying expenses, such as payroll costs and rental expense, to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the fourth quarter holiday selling season. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and borrowings under our revolving credit facilities and credit lines.
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

Capital Expenditures
A component of our long-term strategy is our capital expenditure program. Our capital expenditures are primarily for financing construction of new stores and remodeling existing stores, as well as improving and enhancing our e-commerce and other information technology and logistics systems. Capital expenditures are funded primarily through cash provided by operating activities, as well as available cash.

The following table presents our capital expenditures for the thirteen weeks ended May 3, 2014 and May 4, 2013:

	13 Weeks Ended
(In millions)	May 3, 2014	May 4, 2013
Information technology	$14	$10
Other store-related projects (1)	11	27
New stores (2)	8	14
Distribution centers	6	2
Total capital expenditures	$39	$53

(1)	Includes store updates and other projects including conversions.

(2)	Includes single format stores (including Express stores) as well as SBS relocations.

Cash Flows

	13 Weeks Ended
(In millions)	May 3, 2014	May 4, 2013	Change
Net cash used in operating activities	$(438)	$(461)	$23
Net cash used in investing activities	(39)	(40)	1
Net cash provided by (used in) financing activities	199	(137)	336
Effect of exchange rate changes on Cash and cash equivalents	6	(10)	16
Net decrease during period in Cash and cash equivalents	$(272)	$(648)	$376
Cash Flows Used in Operating Activities
Net cash used in operating activities decreased $23 million to $438 million for the thirteen weeks ended May 3, 2014, compared to $461 million for the thirteen weeks ended May 4, 2013. The decrease in Net cash used in operating activities was principally the result of a reduction of vendor payments due to timing and a decrease in income taxes paid compared to prior year. These decreases were partially offset by an increase in merchandise inventories primarily as a result of increased purchases.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased $1 million to $39 million for the thirteen weeks ended May 3, 2014, compared to $40 million for the thirteen weeks ended May 4, 2013. The decrease in Net cash used in investing activities was due to $24 million in restricted cash required to be held in the prior year in conjunction with the terms of the New UK Propco Facility Agreement, a prior year purchase of $20 million in debt securities of Debussy DTC Plc. and a $14 million reduction in capital expenditures. The decrease in Net cash used in investing activities was partially offset by a prior year repayment of $52 million for the Vanwall Finance Plc. debt securities held by us and a $5 million decrease in proceeds received from sales of fixed assets compared to prior year.
Cash Flows Provided by (Used In) Financing Activities
Net cash provided by financing activities was $199 million for the thirteen weeks ended May 3, 2014, compared to Net cash used in financing activities of $137 million for the thirteen weeks ended May 4, 2013. The Net cash provided by financing activities was primarily due to a $322 million increase in net debt borrowings.

Debt
Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt and any of the transactions described below.
As of May 3, 2014, we had total indebtedness of $5.2 billion, of which $3.0 billion was secured indebtedness.
During the thirteen weeks ended May 3, 2014, the following event occurred with respect to our debt structure:

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
We and our subsidiaries, as well as the Sponsors or their affiliates, may from time to time acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 8 to our Condensed Consolidated Financial Statements entitled “Related party transactions” and Note 16 to our Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Contractual Obligations
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Refer to the “CONTRACTUAL OBLIGATIONS” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the fiscal year ended February 1, 2014 included in our Form 10-K filed on March 31, 2014, for details on our contractual obligations.

Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed of. Early adoption is permitted, but only for disposals (or assets classified as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the amendments in ASU 2014-08, effective February 2, 2014. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The Company has been using the method prescribed by ASU 2013-11 since the fiscal year ended February 3, 2007. Therefore, the issuance of ASU 2013-11 did not have an impact on our Condensed Consolidated Financial Statements.
In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting” (“ASU 2013-07”). ASU 2013-07 clarifies when an entity should apply the liquidation basis of accounting and provides principles for the measurement of associated assets and liabilities, as well as required disclosures. The Company adopted the amendments in ASU 2013-07, effective February 2, 2014. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 provides clarification regarding whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. The Company adopted the amendments in ASU 2013-05, effective February 2, 2014. The adoption did not have an impact on our Condensed Consolidated Financial Statements.
In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The Company adopted the amendments in ASU 2013-04, effective February 2, 2014. Other than additional disclosures regarding obligations resulting from joint and several liability arrangements disclosed above, the adoption did not have an impact on our Condensed Consolidated Financial Statements.

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
These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of our business, competition in the retail industry, changes in our product distribution mix and distribution channels, general economic factors in the United States and other countries in which we conduct our business, consumer spending patterns, our ability to implement our strategy including implementing initiatives for season, the availability of adequate financing, access to trade credit, changes in consumer preferences, changes in employment legislation, our dependence on key vendors for our merchandise, political and other developments associated with our international operations, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact our business, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on March 31, 2014, and in our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the thirteen weeks ended May 3, 2014. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

TOYS “R” US, INC.
(Registrant)

Date: June 12, 2014	/s/ F. Clay Creasey, Jr.
F. Clay Creasey, Jr.
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.1
Third Amended and Restated Credit Agreement, dated as of March 21, 2014, among Toys “R” Us - Delaware, Inc., as the Lead Borrower, Toys “R” Us (Canada) Ltd., Toys “R” Us (Canada) Ltee, as the Canadian Borrower, and certain other subsidiaries of Toys “R” Us - Delaware, Inc., as Facility Guarantors, Bank of America N.A., as Administrative Agent, as Canadian Agent and Co-Collateral Agent, Wells Fargo Bank, National Association, as Co-Collateral Agent, and the Lenders named therein, Wells Fargo Bank National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Bank of Montreal as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Bank National Association and JPMorgan Securities, LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Bank National Association, JPMorgan Securities, LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Goldman Sachs Bank USA as Joint Bookrunners.

10.2	Form of Officer Incentive Cash Award Agreement for awards under the Toys “R” Us, Inc. 2010 Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document