Form 10-Q
period 2014-08-02
TOYS R US INC
filed 2014-09-10
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014

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
As of September 3, 2014, there were 49,093,117 outstanding shares of common stock of Toys “R” Us, Inc., none of which were publicly traded.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	August 2, 2014	February 1, 2014	August 3, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$353	$644	$464
Accounts and other receivables	245	249	341
Merchandise inventories	2,344	2,171	2,353
Current deferred tax assets	22	31	102
Prepaid expenses and other current assets	164	125	163
Total current assets	3,128	3,220	3,423
Property and equipment, net	3,514	3,638	3,740
Goodwill	64	64	443
Deferred tax assets	153	152	233
Restricted cash	55	53	44
Other assets	416	422	430
Total Assets	$7,330	$7,549	$8,313

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$1,228	$1,488	$1,235
Accrued expenses and other current liabilities	903	920	811
Income taxes payable	24	19	29
Current portion of long-term debt	165	89	149
Total current liabilities	2,320	2,516	2,224
Long-term debt	5,247	4,918	5,133
Deferred tax liabilities	88	96	123
Deferred rent liabilities	359	362	356
Other non-current liabilities	229	235	226
Temporary equity	83	78	72
Total stockholders’ (deficit) equity	(996)	(656)	179
Total Liabilities, Temporary Equity and Stockholders’ (Deficit) Equity	$7,330	$7,549	$8,313
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$2,440	$2,377	$4,919	$4,785
Cost of sales	1,524	1,457	3,085	2,965
Gross margin	916	920	1,834	1,820
Selling, general and administrative expenses	878	890	1,795	1,776
Depreciation and amortization	95	95	199	195
Other income, net	(15)	(19)	(27)	(32)
Total operating expenses	958	966	1,967	1,939
Operating loss	(42)	(46)	(133)	(119)
Interest expense	(102)	(116)	(210)	(230)
Interest income	1	1	2	4
Loss before income taxes	(143)	(161)	(341)	(345)
Income tax expense (benefit)	4	(48)	2	(121)
Net loss	(147)	(113)	(343)	(224)
Less: Net earnings attributable to noncontrolling interest	1	—	1	—
Net loss attributable to Toys “R” Us, Inc.	$(148)	$(113)	$(344)	$(224)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net loss	$(147)	$(113)	$(343)	$(224)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(21)	(10)	1	(56)
Total other comprehensive loss, net of tax	(21)	(10)	1	(56)
Comprehensive loss, net of tax	(168)	(123)	(342)	(280)
Less: Comprehensive income attributable to noncontrolling interest	1	—	1	—
Comprehensive loss attributable to Toys "R" Us, Inc.	$(169)	$(123)	$(343)	$(280)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(In millions)	August 2, 2014	August 3, 2013
Cash Flows from Operating Activities:
Net loss	$(343)	$(224)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	199	195
Amortization and write-off of debt issuance costs and debt discount	23	24
Deferred income taxes	4	(11)
Other	10	1
Changes in operating assets and liabilities:
Accounts and other receivables	27	41
Merchandise inventories	(166)	(163)
Prepaid expenses and other operating assets	(22)	(20)
Accounts payable, Accrued expenses and other liabilities	(304)	(199)
Income taxes payable and receivable	(25)	(157)
Net cash used in operating activities	(597)	(513)
Cash Flows from Investing Activities:
Capital expenditures	(86)	(110)
Proceeds from sales of fixed assets	9	23
Increase in restricted cash	(1)	(28)
Proceeds from redemption of debt securities	—	52
Purchases of debt securities	—	(20)
Net cash used in investing activities	(78)	(83)
Cash Flows from Financing Activities:
Long-term debt borrowings	735	1,237
Long-term debt repayments	(341)	(1,252)
Capitalized debt issuance costs	(13)	(26)
Short-term debt borrowings, net	—	3
Repurchase of common stock	—	(7)
Net cash provided by (used in) financing activities	381	(45)
Effect of exchange rate changes on Cash and cash equivalents	3	(13)
Cash and cash equivalents:
Net decrease during period	(291)	(654)
Cash and cash equivalents at beginning of period	644	1,118
Cash and cash equivalents at end of period	$353	$464
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total (Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
(In millions)	Issued Shares	Treasury Amount
Balance, February 2, 2013	49	$(4)	$47	$445	$(3)	$485
Net loss attributable to Toys "R" Us, Inc.	—	—	—	(224)	—	(224)
Total other comprehensive loss, net of tax	—	—	—	—	(56)	(56)
Restricted stock forfeitures	—	(1)	1	—	—	—
Repurchase of common stock	—	(36)	—	—	—	(36)
Issuance of common stock	—	34	(7)	—	—	27
Stock compensation expense	—	—	6	—	—	6
Redemption value of redeemable shares to temporary equity	—	—	(12)	—	—	(12)
Adjustment of noncontrolling interest to redemption value	—	—	—	(11)	—	(11)
Balance, August 3, 2013	49	$(7)	$35	$210	$(59)	$179

Balance, February 1, 2014	49	$(9)	$49	$(612)	$(84)	$(656)
Net loss attributable to Toys "R" Us, Inc.	—	—	—	(344)	—	(344)
Total other comprehensive income, net of tax	—	—	—	—	1	1
Issuance of restricted stock	—	2	(2)	—	—	—
Stock compensation expense	—	—	8	—	—	8
Adjustment of redeemable shares to redemption value	—	—	5	—	—	5
Adjustment of noncontrolling interest to redemption value	—	—	—	(10)	—	(10)
Balance, August 2, 2014	49	$(7)	$60	$(966)	$(83)	$(996)

(1)	For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of August 2, 2014, February 1, 2014 and August 3, 2013, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013 and the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the twenty-six weeks ended August 2, 2014 and August 3, 2013, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six weeks then ended. The Condensed Consolidated Balance Sheet at February 1, 2014, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. The results of operations for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013 are not necessarily indicative of operating results for the full year.

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of August 2, 2014, February 1, 2014 and August 3, 2013 is outlined in the table below:

(In millions)	August 2, 2014	February 1, 2014	August 3, 2013
Short-term borrowings
Labuan uncommitted lines of credit	$12	$12	$17
Long-term debt
Spanish real estate credit facility, due fiscal 2015	66	71	96
Toys-Japan unsecured credit lines, expire fiscals 2015-2016 (1)	111	5	120
European and Australian asset-based revolving credit facility, expires fiscal 2016	61	—	39
Secured term loan facility, due fiscal 2016 (2)	643	646	649
7.375% senior secured notes, due fiscal 2016 (2)	355	357	358
10.750% senior notes, due fiscal 2017 (3)	—	—	935
10.375% senior notes, due fiscal 2017 (4)	447	447	446
8.500% senior secured notes, due fiscal 2017 (5)	720	719	719
French real estate credit facility, due fiscal 2018	63	64	63
Incremental secured term loan facility, due fiscal 2018 (2)	371	372	374
Second incremental secured term loan facility, due fiscal 2018 (2)	209	210	210
7.375% senior notes, due fiscal 2018 (4)	403	403	403
Secured revolving credit facility, expires fiscal 2019 (2)(6)	250	—	128
Senior unsecured term loan facility, due fiscal 2019 (3)	969	973	—
UK real estate credit facility, due fiscal 2020	443	433	402
Toys-Japan 1.85%-2.85% loans, due fiscals 2014-2021	86	91	115
8.750% debentures, due fiscal 2021 (7)	22	22	22
Finance obligations associated with capital projects	175	174	175
Capital lease obligations	18	20	28
	5,412	5,007	5,282
Less current portion	165	89	149
Total Long-term debt (8)	$5,247	$4,918	$5,133

(1)
Toys “R” Us - Japan, Ltd. (“Toys-Japan”) currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” due fiscal 2015 and “Tranche 2” due fiscal 2016). On July 15, 2014, Toys-Japan entered into an agreement to refinance Tranche 2 of its committed lines of credit.

(2)	Represents obligations of Toys “R” Us-Delaware, Inc. (“Toys-Delaware”).

(3)	Represents obligations of Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”).

(4)	Represents obligations of Toys “R” Us, Inc. (the “Parent Company”).

(5)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).

(6)
On March 21, 2014, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement for its $1.85 billion secured revolving credit facility (“ABL Facility”) in order to extend the maturity date of the facility and amend certain other provisions.

(7)	Represents obligations of the Parent Company and Toys-Delaware.

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
The amount of total net assets that were subject to such restrictions was $638 million as of August 2, 2014. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of August 2, 2014, we have funds available to finance our operations under our ABL Facility through March 2019, subject to an earlier springing maturity, our European and Australian asset-based revolving credit facility (“European ABL Facility”) through March 2016 and our Toys-Japan unsecured credit lines with a tranche maturing June 2015 and a tranche maturing June 2016. In addition, Toys (Labuan) Holding Limited (“Labuan”) and Toys-Japan have uncommitted lines of credit due on demand.
The total fair values of our Long-term debt, with carrying values of $5.4 billion, $5.0 billion and $5.3 billion at August 2, 2014, February 1, 2014 and August 3, 2013, respectively, were $5.1 billion, $4.6 billion and $5.4 billion, respectively. The fair values of our Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods. A portion of these instruments are classified as Level 3, as these are not publicly traded and therefore we are unable to obtain quoted market prices. The fair value of these Level 3 debt instruments totaled $1.3 billion, $0.8 billion and $1.2 billion at August 2, 2014, February 1, 2014 and August 3, 2013, respectively.
Labuan uncommitted lines of credit, due on demand ($12 million at August 2, 2014)
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$302 million ($39 million at August 2, 2014). As of August 2, 2014, we had $12 million of borrowings, which has been included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet, and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $24 million. The average interest rate on the drawn borrowings was 2.39% and 2.27% at August 2, 2014 and August 3, 2013, respectively.
Toys-Japan unsecured credit lines, expire fiscals 2015-2016 ($111 million at August 2, 2014)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit. Tranche 1 is available in amounts up to ¥13.0 billion ($127 million at August 2, 2014), expiring on June 30, 2015, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80% per annum. At August 2, 2014, we had outstanding borrowings of $77 million under Tranche 1, with $50 million of remaining availability.
On July 15, 2014, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is available in amounts up to ¥3.5 billion ($34 million at August 2, 2014), expiring on June 30, 2016, and bears an interest rate of TIBOR plus 0.80% per annum. We paid fees of $1 million to refinance Tranche 2, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At August 2, 2014, we had outstanding borrowings of $34 million under Tranche 2, with no remaining availability.
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
Additionally on July 15, 2014, Toys-Japan amended its uncommitted line of credit resulting in total availability of ¥1.5 billion ($15 million at August 2, 2014), which will renew August 1 of each year unless otherwise canceled. The uncommitted line of credit bears an interest rate of TIBOR plus 0.50%. As of August 2, 2014, we had no outstanding borrowings under the uncommitted line of credit.
European ABL Facility, expires fiscal 2016 ($61 million at August 2, 2014)
The European ABL Facility, as amended, provides for a five-year £138 million ($232 million at August 2, 2014) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At August 2, 2014, we had outstanding borrowings of $61 million, with $70 million of remaining availability under the European ABL Facility.
$1.85 billion ABL Facility, expires fiscal 2019 ($250 million at August 2, 2014)
On March 21, 2014, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement for its ABL Facility in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended will continue to provide for $1.85 billion of revolving commitments, and permits Toys-Delaware to request an increase in commitments by up to $1.15 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The ABL Facility has a final maturity date of March 21, 2019, with a springing maturity date if the Toys-Delaware term loans due fiscal 2016 and fiscal 2018 and the Toys-Delaware secured notes due fiscal 2016 are not repaid 30 days prior to maturity. The ABL Facility as amended bears a tiered floating interest rate of London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 1.75% depending on usage (or, at the election of the borrower, a tiered floating interest rate based on the agent’s prime rate plus a margin of between 0.50% and 0.75% depending on usage). A commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter. In connection with the amended and restated credit agreement, we incurred transaction fees of $31 million, which are capitalized as deferred debt issuance costs, amortized over the term of the agreement and included in Other assets on our Condensed Consolidated Balance Sheet. Prior to the amended ABL Facility, unamortized debt issuance costs were $17 million, of which $1 million has been expensed, and the remaining $16 million amortized over the term of the amended and restated credit agreement.
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
At August 2, 2014, under our ABL Facility we had outstanding borrowings of $250 million, a total of $92 million of outstanding letters of credit and excess availability of $828 million. We are also subject to a minimum excess availability covenant, which was $125 million at August 2, 2014, with remaining availability of $703 million in excess of the covenant.

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, Euro Interbank Offered Rate and TIBOR. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of August 2, 2014, our interest rate contracts have various maturity dates through February 2018. A portion of our interest rate swaps and caps as of August 2, 2014 are designated as cash flow hedges in accordance with Accounting Standards Codification Topic 815, “Derivatives and Hedging.”

The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive loss; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. Reclassifications from Accumulated other comprehensive loss to Interest expense primarily relate to realized Interest expense on interest rate swaps and caps and the amortization of gains recorded on de-designated caps. We expect to reclassify a net loss of $2 million over the next 12 months to Interest expense from Accumulated other comprehensive loss.
The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the change in the fair value of the derivative and the underlying hedged item separately. As of August 2, 2014, the derivative we designated as a fair value hedge failed to meet the effectiveness assessment thresholds required to qualify for hedge accounting. However, we continue to hold the derivative as it provides an economic hedge of our fixed rate debt. Accordingly, changes in the fair value of the derivative continue to be recorded in Interest expense. However, in conjunction with the dedesignation of the fair value hedge, commencing in the second quarter of fiscal 2014, we no longer adjust the hedged debt for changes in fair value attributable to changes in the benchmark interest rate. We recorded the residual basis adjustment to the hedged debt from the application of hedge accounting to Interest expense for the thirteen weeks ended August 2, 2014, and will continue to amortize the residual adjustment to maturity. We recorded a $2 million and $1 million net loss in earnings related to ineffectiveness for the thirteen and twenty-six weeks ended August 3, 2013.
Certain of our agreements with credit-risk related contingent features contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At August 2, 2014, February 1, 2014 and August 3, 2013, there were no derivative liabilities related to agreements that contain credit-risk related contingent features. As of August 2, 2014, February 1, 2014 and August 3, 2013, we were not required to post collateral for any of these derivatives.
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
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At August 2, 2014, February 1, 2014 and August 3, 2013, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $1 million, less than $1 million and $1 million, respectively. As of August 2, 2014, February 1, 2014 and August 3, 2013, we were not required to post collateral for any of these derivatives.
The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive loss on our Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the twenty-six weeks ended August 2, 2014 and August 3, 2013:

	26 Weeks Ended
(In millions)	August 2, 2014	August 3, 2013
Derivatives designated as cash flow hedges:
Beginning balance	$(1)	$(2)
Change in fair value recognized in Accumulated other comprehensive loss - Interest Rate Contracts (1)	—	—
Ending balance	$(1)	$(2)

(1)	Reclassifications from Accumulated other comprehensive loss to Interest expense were nominal for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.

The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013:

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Derivatives not designated for hedge accounting:
(Loss) gain on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	$(8)	$13	$(15)	$5
Loss on the change in fair value - Interest Rate Contract	(1)	—	(1)	—
Gain (loss) on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	1	3	(1)	5
	(8)	16	(17)	10
Derivatives designated as cash flow hedges:
Amortization of hedged caps	(1)	(1)	(1)	(1)
	(1)	(1)	(1)	(1)
Derivative designated as a fair value hedge:
Loss on the change in fair value - Interest Rate Contract	—	(5)	(2)	(4)
Gain recognized in Interest expense on hedged item	—	3	2	3
	—	(2)	—	(1)
Total Interest expense	$(9)	$13	$(18)	$8

(1)
Gains and losses related to our short-term intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of August 2, 2014, February 1, 2014 and August 3, 2013:

	August 2, 2014		February 1, 2014		August 3, 2013
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Prepaid expenses and other current assets (1)	$700	$—	$—	$—	$—	$—
Other assets	129	—	835	—	859	1
Other non-current liabilities	64	(1)	65	(1)	83	(1)
Interest Rate Contract designated as a fair value hedge:
Other assets	—	—	350	13	350	14
Interest Rate Contracts not designated for hedge accounting:
Prepaid expenses and other current assets (1)	1,611	—	—	—	—	—
Other assets	350	9	1,611	—	1,611	—
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	261	3	26	—	285	3
Accrued expenses and other current liabilities	$78	$(1)	$78	$—	$143	$(1)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	$2,572	$3	$26	$—	$285	$3
Other assets	479	9	2,796	13	2,820	15
Total derivative assets (2)	$3,051	$12	$2,822	$13	$3,105	$18

Accrued expenses and other current liabilities	$78	$(1)	$78	$—	$143	$(1)
Other non-current liabilities	64	(1)	65	(1)	83	(1)
Total derivative liabilities (2)	$142	$(2)	$143	$(1)	$226	$(2)

(1)
Amount as of August 2, 2014 includes reclassification of contracts scheduled to mature within the next 12 months, which were previously included within Other assets as of February 1, 2014 and August 3, 2013.

(2)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.
Offsetting of Derivatives
We present our derivatives at gross fair values in the Condensed Consolidated Balance Sheets. However, some of our interest rate and foreign exchange contracts are subject to master netting arrangements which allow net settlements under certain conditions. As of August 2, 2014, February 1, 2014 and August 3, 2013, the aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets were nominal, respectively, and the aggregate gross fair value of derivative assets which could be net settled against our derivative liabilities were nominal, respectively. As of August 2, 2014, February 1, 2014 and August 3, 2013, none of the master netting arrangements involved collateral.

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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of August 2, 2014, February 1, 2014 and August 3, 2013, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at August 2, 2014
Assets
Cash equivalents	$111	$—	$—	$111
Derivative financial instruments:
Interest rate contracts	—	9	—	9
Foreign exchange contracts	—	3	—	3
Total assets	$111	$12	$—	$123
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	1	—	1
Total liabilities	$—	$2	$—	$2

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at February 1, 2014
Assets
Cash equivalents	$164	$—	$—	$164
Derivative financial instruments:
Interest rate contracts	—	13	—	13
Foreign exchange contracts	—	—	—	—
Total assets	$164	$13	$—	$177
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	—	—	—
Total liabilities	$—	$1	$—	$1

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at August 3, 2013
Assets
Cash equivalents	$178	$—	$—	$178
Derivative financial instruments:
Interest rate contracts	—	15	—	15
Foreign exchange contracts	—	3	—	3
Total assets	$178	$18	$—	$196
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	1	—	1
Total liabilities	$—	$2	$—	$2
For the twenty-six weeks ended August 2, 2014 and August 3, 2013, we had no derivative financial instruments within Level 3 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of our assets and liabilities are measured at fair value on a nonrecurring basis. We evaluate the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The fair value measurements related to long-lived assets held and used classified as Level 3 were determined using a discounted cash flow valuation method. For those assets classified as Level 2 a relative, market-based approach based on offers was utilized. For the twenty-six weeks ended August 2, 2014 and August 3, 2013, we had no impairments to long-lived assets held for sale.
There have been no changes in valuation technique or related inputs for long-lived assets for the twenty-six weeks ended August 2, 2014 and August 3, 2013.

The table below presents our long-lived assets evaluated for impairment measured at fair value on a nonrecurring basis for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at August 2, 2014 and August 3, 2013. As of August 2, 2014 and August 3, 2013, we did not have any long-lived assets classified as Level 1 within the fair value hierarchy.

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$4	$—	$1	$3
Balance, May 3, 2014	4	—	1	3
Long-lived assets held and used	8	4	—	4
Balance, August 2, 2014	$12	$4	$1	$7

(In millions)	Carrying Value Prior to Impairment	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$9	$6	$1	$2
Balance, May 4, 2013	9	6	1	2
Long-lived assets held and used	5	4	—	1
Balance, August 3, 2013	$14	$10	$1	$3

5. Income taxes
The following table summarizes our income tax expense (benefit) and effective tax rates for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Loss before income taxes	$(143)	$(161)	$(341)	$(345)
Income tax expense (benefit)	4	(48)	2	(121)
Effective tax rate	(2.8)%	29.8%	(0.6)%	35.1%
The effective tax rates for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is (0.5)% for the twenty-six weeks ended August 2, 2014 compared to 37.1% for the same period last year. The difference between our forecasted annualized effective tax rates is primarily due to our not being able to take a benefit for current year losses in the US and certain foreign jurisdictions, as the Company concluded in the third quarter of fiscal 2013 that it is more likely than not that a benefit for losses in these jurisdictions will not be realized in the foreseeable future.
There were no significant discrete items that impacted our effective tax rate for the thirteen weeks ended August 2, 2014. For the thirteen weeks ended August 3, 2013, our effective tax rate was impacted by a tax expense of $5 million related to adjustments to deferred taxes resulting from a change in statutory tax rate.
There were no significant discrete items that impacted our effective tax rate for the twenty-six weeks ended August 2, 2014. For the twenty-six weeks ended August 3, 2013, our effective tax rate was impacted by a tax expense of $5 million related to adjustments to deferred taxes resulting from a change in statutory tax rate and $1 million related to state income taxes. This tax expense was partially offset by a tax benefit of $2 million related to adjustments to taxes payable.

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
The following tables show our percentage of Net sales by product category:

	13 Weeks Ended		26 Weeks Ended
Domestic:	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Baby	47.6%	48.6%	48.8%	49.9%
Core Toy	13.2%	11.9%	12.6%	11.8%
Entertainment	6.3%	5.7%	7.1%	6.5%
Learning	17.6%	16.8%	17.5%	16.6%
Seasonal	15.0%	15.3%	13.7%	14.1%
Other (1)	0.3%	1.7%	0.3%	1.1%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		26 Weeks Ended
International:	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Baby	25.0%	26.4%	26.0%	26.6%
Core Toy	19.7%	19.0%	19.6%	19.2%
Entertainment	7.1%	7.1%	7.3%	8.1%
Learning	25.8%	25.1%	26.1%	25.7%
Seasonal	21.5%	21.5%	20.1%	19.5%
Other (1)	0.9%	0.9%	0.9%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of licensing fees from unaffiliated third parties and other non-product related revenues.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.
A summary of financial results by reportable segment is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales
Domestic	$1,460	$1,450	$2,999	$2,930
International	980	927	1,920	1,855
Total Net sales	$2,440	$2,377	$4,919	$4,785
Operating earnings (loss)
Domestic	$20	$45	$36	$85
International	28	14	9	(14)
Corporate and other	(90)	(105)	(178)	(190)
Operating loss	(42)	(46)	(133)	(119)
Interest expense	(102)	(116)	(210)	(230)
Interest income	1	1	2	4
Loss before income taxes	$(143)	$(161)	$(341)	$(345)

(In millions)	August 2, 2014	February 1, 2014	August 3, 2013
Merchandise inventories
Domestic	$1,442	$1,375	$1,459
International	902	796	894
Total Merchandise inventories	$2,344	$2,171	$2,353

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

8. Related party transactions
We are owned by an investment group led by entities advised by or affiliated with Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008 and February 1, 2009 (“Advisory Agreement”). The initial term of the Advisory Agreement is ten years. After ten years, it extends annually for one year unless we or the Sponsors provide notice of termination to the other. Prior to an amendment in August 2014, described below, the management and advisory fees paid to the Sponsors (the “Advisory Fees”) increased 5% per year during the ten-year term of the agreement with the exception of fiscal 2009. We recorded Advisory Fees of $6 million and $12 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively. We recorded Advisory Fees of $5 million and $11 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively. During the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, we also paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.
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
In August 2014, the Advisory Agreement was amended in order to reduce the Advisory Fees to $17 million for fiscal year 2014 and each year thereafter.  If in the future we successfully complete an initial public offering (“IPO”), the Sponsors may elect to receive from the proceeds of such IPO, an amount equal to the aggregate difference between: (x) the Advisory Fees that we would have paid in fiscal year 2014 and each fiscal year thereafter had such amounts not been fixed and (y) the Advisory Fees that were actually paid by us for fiscal year 2014 and each fiscal year thereafter.
In connection with the amendment and restatement of the ABL Facility on March 21, 2014, we incurred Transaction Fees of $19 million pursuant to the terms of the Advisory Agreement, which are capitalized as deferred debt issuance costs, amortized over the term of the agreement and included in Other assets on our Condensed Consolidated Balance Sheet.
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. During the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, investment funds or accounts advised by KKR held debt and debt securities issued by the Company and its subsidiaries.  The interest amounts paid on such debt and debt securities held by related parties was $2 million and $5 million during the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.

Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $2 million and $4 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively, with respect to 0.7% of our operated stores, which include Toys “R” Us Express stores. Of the aggregate amount paid, less than $1 million and $1 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado. For the thirteen and twenty-six weeks ended August 3, 2013, we or our affiliates paid an aggregate of $3 million and $5 million, respectively, with respect to 0.8% of our operated stores, which include Toys “R” Us Express stores. Of these amounts, less than $1 million and $1 million, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado.
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

9. Dispositions
During the thirteen and twenty-six weeks ended August 2, 2014, we sold certain properties and assets for proceeds of $6 million and $9 million, respectively, resulting in net gains of $3 million, respectively, which are included in Other income, net.

10. Stock-based compensation
Award Exchange
Commencing in September 2014, certain employees were offered an opportunity to exchange certain of their outstanding stock options that were granted prior to fiscal 2014 (“Old Options”) under the Company’s Amended and Restated 2005 Management Equity Plan, as amended (the “Management Equity Plan”), or the Company’s 2010 Incentive Plan, as amended (the “2010 Incentive Plan”), for new stock options granted under the 2010 Incentive Plan (“New Options”) on a one-for-one basis. The New Options will have an exercise price equal to the most recent determination of fair market value of a share of the Company’s common stock at the time of the commencement of the exchange offer as determined by the Board of Directors of the Company and will vest as follows: (i) New Options granted in exchange for Old Options originally granted during the period commencing on January 1, 2005 and ending on December 31, 2012 will vest 50% on the award exchange date and 25% on each of the first and second anniversaries of the award exchange date and (ii) New Options granted in exchange for Old Options originally granted in 2013 will vest in equal annual installments over the subsequent four years from the anniversary of the award exchange date. Management is currently evaluating the impact of the award exchange and does not expect the exchange to have a material impact on our Condensed Consolidated Financial Statements.
Amendment to the 2010 Incentive Plan
Effective September 2014, we adopted Amendment No. 2 (“Amendment No. 2”) to the 2010 Incentive Plan. This amendment provides that no further awards would be granted under the Management Equity Plan and the number of shares of common stock of the Company available for issuance under the 2010 Incentive Plan was increased by the number of shares available for issuance under the Management Equity Plan as of July 17, 2014 and any shares that after July 17, 2014 would have otherwise been available for issuance thereunder. This amendment did not have an impact on our Condensed Consolidated Financial Statements.

Refer to Item 5 entitled “OTHER INFORMATION” for further details.

11. Accumulated other comprehensive loss
Total other comprehensive loss is included in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Stockholders’ (Deficit) Equity. Accumulated other comprehensive loss is reflected in Total stockholders’ (deficit) equity on the Condensed Consolidated Balance Sheets, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized loss on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, February 2, 2013	$8	$(2)	$(9)	$(3)
Current period change	(46)	—	—	(46)
Balance, May 4, 2013	(38)	(2)	(9)	(49)
Current period change	(10)	—	—	(10)
Balance, August 3, 2013	$(48)	$(2)	$(9)	$(59)

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized loss on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, February 1, 2014	$(74)	$(1)	$(9)	$(84)
Current period change	22	—	—	22
Balance, May 3, 2014	$(52)	$(1)	$(9)	$(62)
Current period change	(21)	—	—	(21)
Balance, August 2, 2014	$(73)	$(1)	$(9)	$(83)

12. Recent accounting pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our Condensed Consolidated Financial Statements.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).  ASU 2014-12 provides specific guidance on this Topic, requiring that performance targets that affect vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  This varies from the previous practice, as such provisions were also accounted for as non-vesting restrictions which affect the determination of grant-date fair value and required expense recognition over the requisite service period regardless of whether the performance condition is met.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted.  An entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  The adoption of ASU 2014-12 is not expected to have an impact on our Condensed Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Condensed Consolidated Financial Statements.

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

Our Business
We generate sales, earnings and cash flows by retailing merchandise in our baby, core toy, entertainment, learning and seasonal product categories worldwide. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and baby product offerings in 49 states and Puerto Rico, and Toys “R” Us – International (“International”), which operates or licenses stores in 35 foreign countries and jurisdictions. As of August 2, 2014, there were 1,591 operated and 196 licensed “R” Us branded retail stores worldwide. In addition, as of August 2, 2014, we operated 132 Toys “R” Us Express stores (“Express stores”), including 65 Express stores with a cumulative lease term of at least two years (“Permanent Express”). Domestic and International segments also include their respective Internet operations.

Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for the thirteen and twenty-six weeks ended August 2, 2014 compared to the thirteen and twenty-six weeks ended August 3, 2013:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$2,440	$2,377	$4,919	$4,785
Gross margin	916	920	1,834	1,820
Gross margin as a percentage of Net sales	37.5%	38.7%	37.3%	38.0%
Selling, general and administrative expenses	$878	$890	$1,795	$1,776
Selling, general and administrative expenses as a percentage of Net sales	36.0%	37.4%	36.5%	37.1%
Net loss attributable to Toys “R” Us, Inc.	$(148)	$(113)	$(344)	$(224)
Non-GAAP Financial Measure:
Adjusted EBITDA (1)	$81	$74	$102	$115

(1)
For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to Net loss attributable to Toys “R” Us, Inc., see “Non-GAAP Financial Measure - Adjusted EBITDA” below.

Net sales increased by $63 million and $134 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively, compared to the same periods last year. Foreign currency translation increased Net sales by $7 million for the thirteen weeks ended August 2, 2014 and decreased Net sales by $12 million for the twenty-six weeks ended August 2, 2014. Excluding the impact of foreign currency translation, the increase in Net sales for both periods was primarily due to an increase in our Domestic and International comparable store net sales and an increase in net sales from new locations within our International segment.
Gross margin, as a percentage of Net sales for the thirteen and twenty-six weeks ended August 2, 2014 decreased by 1.2 and 0.7 percentage points, respectively, compared to the same periods last year. The decrease for both periods was primarily caused by margin rate declines in our Domestic segment mainly as a result of a $19 million and $8 million net loss on previously identified clearance inventory written down in the fourth quarter of fiscal 2013 for the thirteen and twenty-six weeks ended August 2, 2014, respectively.
Selling, general and administrative expenses (“SG&A”) for the thirteen weeks ended August 2, 2014 decreased by $12 million, compared to the same period last year. Foreign currency translation increased SG&A by $4 million for the thirteen weeks ended August 2, 2014. Excluding the impact of foreign currency translation, the decrease in SG&A was primarily due to a decrease in legal expenses and favorable current year settlements of insurance claims related to property losses. These decreases were partially offset by an increase in occupancy costs. SG&A for the twenty-six weeks ended August 2, 2014 increased by $19 million, compared to the same period last year. Foreign currency translation decreased SG&A by $1 million for the twenty-six weeks ended August 2, 2014. Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to increases in occupancy costs, professional fees and payroll expenses. These increases were partially offset by decreases in legal expenses and advertising expenses.
Net loss attributable to Toys “R” Us, Inc. for the thirteen weeks ended August 2, 2014 increased by $35 million compared to the same period last year. The increase for the period was primarily due to a net increase in Income tax, partially offset by decreases in Interest expense and SG&A. Net loss attributable to Toys “R” Us, Inc. for the twenty-six weeks ended August 2, 2014 increased by $120 million compared to the same period last year. The increase for the period was primarily due to a net increase in Income tax and an increase in SG&A, partially offset by a decrease in Interest expense.

Comparable Store Net Sales
In computing comparable store net sales, we include stores that have been open for at least 56 weeks (1 year and 4 weeks) from their “soft” opening date. A soft opening is typically two weeks prior to the grand opening. Permanent Express stores that have been open for at least 56 weeks from their “soft” opening date are also included in our comparable store net sales computation.
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
The following table discloses the change in our comparable store net sales for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013:

	13 Weeks Ended			26 Weeks Ended
	August 2, 2014 vs. 2013	August 3, 2013 vs. 2012		August 2, 2014 vs. 2013	August 3, 2013 vs. 2012
Domestic	1.5%	(4.1)%	(1)	2.7%	(6.2)%	(1)
International	2.5%	(3.8)%		1.7%	(4.8)%

(1)
Excludes the effect of an immaterial out of period adjustment. Previously reported comparable store net sales were (3.5)% and (6.0)% for the thirteen and twenty-six weeks ended August 3, 2013, respectively.

Percentage of Net Sales by Product Category

	13 Weeks Ended		26 Weeks Ended
Domestic:	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Baby	47.6%	48.6%	48.8%	49.9%
Core Toy	13.2%	11.9%	12.6%	11.8%
Entertainment	6.3%	5.7%	7.1%	6.5%
Learning	17.6%	16.8%	17.5%	16.6%
Seasonal	15.0%	15.3%	13.7%	14.1%
Other (1)	0.3%	1.7%	0.3%	1.1%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		26 Weeks Ended
International:	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Baby	25.0%	26.4%	26.0%	26.6%
Core Toy	19.7%	19.0%	19.6%	19.2%
Entertainment	7.1%	7.1%	7.3%	8.1%
Learning	25.8%	25.1%	26.1%	25.7%
Seasonal	21.5%	21.5%	20.1%	19.5%
Other (1)	0.9%	0.9%	0.9%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of licensing fees from unaffiliated third parties and other non-product related revenues.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

	August 2, 2014	August 3, 2013	Change
Domestic (1)	878	878	—
International - Operated (2)	713	688	25
International - Licensed (3)	196	169	27
Total (4)	1,787	1,735	52

(1)
Store count as of August 2, 2014 includes 302 Toys “R” Us (“TRU”) stores, 230 Babies “R” Us (“BRU”) stores, 214 side-by-side (“SBS”) stores, 59 Juvenile Expansions, 20 Babies “R” Us Express (“BRU Express”) stores and 53 Permanent Express stores. Store count as of August 3, 2013 included 310 TRU stores, 235 BRU stores, 211 SBS stores, 60 Juvenile Expansions, 20 BRU Express stores and 42 Permanent Express stores.

(2)
Store count as of August 2, 2014 includes 475 TRU stores, 193 SBS stores, 18 BRU Express stores,15 BRU stores and 12 Permanent Express stores. Store count as of August 3, 2013 included 455 TRU stores, 177 SBS stores, 17 BRU Express stores, 14 BRU stores and 25 Permanent Express stores. The net increase in store count from prior year is predominantly due to 24 stores in China and Southeast Asia.

(3)	The net increase in store count from prior year is predominantly due to 14 stores in South Africa and 4 stores in South Korea.

(4)
There were 57 Domestic and 10 International Express stores open as of August 2, 2014 and 59 Domestic and 12 International Express stores open as of August 3, 2013. These stores were not included in our overall store count within our Domestic and International segments and are considered temporary as they have a cumulative lease term of less than two years.

Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 2, 2014	August 3, 2013	Change	August 2, 2014	August 3, 2013	Change
Toys “R” Us - Consolidated	$(148)	$(113)	$(35)	$(344)	$(224)	$(120)
Net loss attributable to Toys “R” Us, Inc. increased by $35 million to $148 million for the thirteen weeks ended August 2, 2014, compared to $113 million for the same period last year. The increase in Net loss attributable to Toys “R” Us, Inc. was primarily due to a net increase in Income tax of $52 million, partially offset by decreases in Interest expense of $14 million and SG&A of $12 million.
Net loss attributable to Toys “R” Us, Inc. increased by $120 million to $344 million for the twenty-six weeks ended August 2, 2014, compared to $224 million for the same period last year. The increase in Net loss attributable to Toys “R” Us, Inc. was primarily due to a net increase in Income tax of $123 million and an increase in SG&A of $19 million, partially offset by a decrease in Interest expense of $20 million.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	August 2, 2014	August 3, 2013	$ Change	% Change	August 2, 2014	August 3, 2013
Domestic	$1,460	$1,450	$10	0.7%	59.8%	61.0%
International	980	927	53	5.7%	40.2%	39.0%
Toys “R” Us - Consolidated	$2,440	$2,377	$63	2.7%	100.0%	100.0%
Net sales increased by $63 million or 2.7%, to $2,440 million for the thirteen weeks ended August 2, 2014, compared to $2,377 million for the same period last year. Net sales for the thirteen weeks ended August 2, 2014 included the impact of foreign currency translation, which increased Net sales by $7 million.
Excluding the impact of foreign currency translation, the increase in Net sales for the thirteen weeks ended August 2, 2014 was primarily due to an increase in our Domestic and International comparable store net sales. The increase in comparable store net sales was primarily driven by an increase in the number of transactions. Additionally contributing to the increase in Net sales was an increase in net sales from new locations within our International segment.

	26 Weeks Ended
					Percentage of Net Sales
($ In millions)	August 2, 2014	August 3, 2013	$ Change	% Change	August 2, 2014	August 3, 2013
Domestic	$2,999	$2,930	$69	2.4%	61.0%	61.2%
International	1,920	1,855	65	3.5%	39.0%	38.8%
Toys “R” Us - Consolidated	$4,919	$4,785	$134	2.8%	100.0%	100.0%
Net sales increased by $134 million or 2.8%, to $4,919 million for the twenty-six weeks ended August 2, 2014, compared to $4,785 million for the same period last year. Net sales for the twenty-six weeks ended August 2, 2014 included the impact of foreign currency translation, which decreased Net sales by $12 million.
Excluding the impact of foreign currency translation, the increase in Net sales for the twenty-six weeks ended August 2, 2014 was primarily due to an increase in our Domestic and International comparable store net sales. The increase in comparable store net sales was primarily driven by an increase in the number of transactions. Additionally contributing to the increase in Net sales was an increase in net sales from new locations within our International segment.
Domestic
Net sales for the Domestic segment increased by $10 million or 0.7%, to $1,460 million for the thirteen weeks ended August 2, 2014, compared to $1,450 million for the same period last year. The increase in Net sales was primarily a result of an increase in comparable store net sales of 1.5%.
The increase in comparable store net sales resulted primarily from increases in our core toy, learning and entertainment categories. The increase in our core toy category was primarily due to increased sales of girls’ role play products and accessories. The increase in our learning category was primarily due to increased sales of construction toys. The increase in our entertainment category was primarily due to increased sales of video game systems. Partially offsetting these increases was a decrease in our baby product category primarily as a result of decreased sales of apparel.
Net sales for the Domestic segment increased by $69 million or 2.4%, to $2,999 million for the twenty-six weeks ended August 2, 2014, compared to $2,930 million for the same period last year. The increase in Net sales was primarily a result of an increase in comparable store net sales of 2.7%.
The increase in comparable store net sales resulted primarily from increases in our learning, core toy and entertainment categories. The increase in our learning category was primarily due to increased sales of construction toys. The increase in our core toy category was primarily due to increased sales of girls’ role play products and accessories. The increase in our entertainment category was primarily due to increased sales of interactive video game figurines and video game systems.
International
Net sales for the International segment increased by $53 million or 5.7%, to $980 million for the thirteen weeks ended August 2, 2014, compared to $927 million for the same period last year. Excluding a $7 million increase in Net sales due to foreign currency translation, International Net sales increased primarily as a result of an increase in net sales from new locations and an increase in comparable store net sales of 2.5%.
The increase in comparable store net sales resulted primarily from increases in our core toy, learning and seasonal categories. The increase in our core toy category was primarily due to increased sales of action figures. The increase in our learning category was primarily due to increased sales of construction toys. The increase in our seasonal category was primarily due to increased sales of outdoor products. Partially offsetting these increases was a decrease in our baby product category primarily as a result of decreased sales of consumables.
Net sales for the International segment increased by $65 million or 3.5%, to $1,920 million for the twenty-six weeks ended August 2, 2014, compared to $1,855 million for the same period last year. Excluding a $12 million decrease in Net sales due to foreign currency translation, International Net sales increased primarily as a result of an increase in net sales from new locations and an increase in comparable store net sales of 1.7%.
The increase in comparable store net sales resulted primarily from increases in our seasonal and core toy categories. The increase in our seasonal category was primarily due to increased sales of outdoor products. The increase in our core toy category was primarily due to increased sales of action figures.

Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.
Gross Margin

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	August 2, 2014	August 3, 2013	$ Change	August 2, 2014	August 3, 2013	Change
Domestic	$506	$531	$(25)	34.7%	36.6%	(1.9)%
International	410	389	21	41.8%	42.0%	(0.2)%
Toys “R” Us - Consolidated	$916	$920	$(4)	37.5%	38.7%	(1.2)%
Gross margin decreased by $4 million to $916 million for the thirteen weeks ended August 2, 2014, compared to $920 million for the same period last year. Foreign currency translation increased Gross margin by $4 million.

Gross margin, as a percentage of Net sales, decreased by 1.2 percentage points for the thirteen weeks ended August 2, 2014 compared to the same period last year. The decrease in Gross margin, as a percentage of Net sales, was primarily caused by margin rate declines in our Domestic segment within certain categories due in part to our promotional and clearance efforts.

	26 Weeks Ended
				Percentage of Net Sales
($ In millions)	August 2, 2014	August 3, 2013	$ Change	August 2, 2014	August 3, 2013	Change
Domestic	$1,055	$1,069	$(14)	35.2%	36.5%	(1.3)%
International	779	751	28	40.6%	40.5%	0.1%
Toys “R” Us - Consolidated	$1,834	$1,820	$14	37.3%	38.0%	(0.7)%
Gross margin increased by $14 million to $1,834 million for the twenty-six weeks ended August 2, 2014, compared to $1,820 million for the same period last year. Foreign currency translation decreased Gross margin by $1 million.
Gross margin, as a percentage of Net sales, decreased by 0.7 percentage points for the twenty-six weeks ended August 2, 2014 compared to the same period last year. The decrease in Gross margin, as a percentage of Net sales, was primarily caused by margin rate declines in our Domestic segment within certain categories due in part to our promotional and clearance efforts.
Domestic
Gross margin decreased by $25 million to $506 million for the thirteen weeks ended August 2, 2014, compared to $531 million for the same period last year. Gross margin, as a percentage of Net sales, decreased by 1.9 percentage points for the thirteen weeks ended August 2, 2014 compared to the same period last year.
The decrease in Gross margin, as a percentage of Net sales, resulted primarily from margin rate declines predominantly in our learning and seasonal categories. The decline is largely due to our promotional and clearance efforts, primarily resulting from an incremental $19 million net loss on previously identified clearance inventory written down in the fourth quarter of fiscal 2013.
Gross margin decreased by $14 million to $1,055 million for the twenty-six weeks ended August 2, 2014, compared to $1,069 million for the same period last year. Gross margin, as a percentage of Net sales, decreased by 1.3 percentage points for the twenty-six weeks ended August 2, 2014 compared to the same period last year.
The decrease in Gross margin, as a percentage of Net sales, resulted primarily from margin rate declines predominantly in our learning and seasonal categories. The decline is largely due to our promotional and clearance efforts, primarily resulting from an incremental $8 million net loss on previously identified clearance inventory written down in the fourth quarter of fiscal 2013.
International
Gross margin increased by $21 million to $410 million for the thirteen weeks ended August 2, 2014, compared to $389 million for the same period last year. Foreign currency translation increased Gross margin by $4 million. Gross margin, as a percentage of Net sales, remained relatively consistent for the thirteen weeks ended August 2, 2014.
Gross margin increased by $28 million to $779 million for the twenty-six weeks ended August 2, 2014, compared to $751 million for the same period last year. Foreign currency translation decreased Gross margin by $1 million. Gross margin, as a percentage of Net sales, remained relatively consistent for the twenty-six weeks ended August 2, 2014, compared to the same period last year.

Selling, General and Administrative Expenses
The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	August 2, 2014	August 3, 2013	$ Change	August 2, 2014	August 3, 2013	Change
Toys “R” Us - Consolidated	$878	$890	$(12)	36.0%	37.4%	(1.4)%
SG&A decreased by $12 million to $878 million for the thirteen weeks ended August 2, 2014, compared to $890 million for the same period last year. Foreign currency translation increased SG&A by $4 million. As a percentage of Net sales, SG&A decreased by 1.4 percentage points.
Excluding the impact of foreign currency translation, the decrease in SG&A was primarily due to a $20 million decrease in legal expenses related to the prior year judgment in the Aleo v. SLB Toys USA, Inc. (“Aleo”) case and $7 million in favorable insurance claim settlements in the current year related to property losses. These decreases were partially offset by a $6 million increase in occupancy costs, predominantly as a result of an increase in new stores and an increase in common area maintenance expenses.

	26 Weeks Ended
				Percentage of Net Sales
($ In millions)	August 2, 2014	August 3, 2013	$ Change	August 2, 2014	August 3, 2013	Change
Toys “R” Us - Consolidated	$1,795	$1,776	$19	36.5%	37.1%	(0.6)%
SG&A increased by $19 million to $1,795 million for the twenty-six weeks ended August 2, 2014, compared to $1,776 million for the same period last year. Foreign currency translation decreased SG&A by $1 million. As a percentage of Net sales, SG&A decreased by 0.6 percentage points.
Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to a $25 million increase in occupancy costs, predominantly as a result of an increase in new stores, an increase in utility expenses and closure costs mainly associated with a distribution center. Also contributing to the increase in SG&A was a $12 million increase in professional fees and an $11 million increase in payroll expenses. These increases were partially offset by a $20 million decrease in legal expenses related to the prior year judgment in the Aleo case and a $9 million decrease in advertising expenses.

Depreciation and Amortization

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 2, 2014	August 3, 2013	Change	August 2, 2014	August 3, 2013	Change
Toys “R” Us - Consolidated	$95	$95	$—	$199	$195	$4
Depreciation and amortization remained consistent for the thirteen weeks ended August 2, 2014, compared to the same period last year.
Depreciation and amortization increased by $4 million for the twenty-six weeks ended August 2, 2014, compared to the same period last year. The increase was primarily due to accelerated depreciation of certain assets, which we committed to dispose of prior to the end of their useful lives, partially offset by fully depreciated assets.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	net gains on sales of properties;

•	impairment of long-lived assets;

•	foreign exchange gains and losses; and

•	other operating income and expenses.

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 2, 2014	August 3, 2013	Change	August 2, 2014	August 3, 2013	Change
Toys “R” Us - Consolidated	$15	$19	$(4)	$27	$32	$(5)
Other income, net decreased by $4 million to $15 million for the thirteen weeks ended August 2, 2014, compared to $19 million for the same period last year. The decrease was primarily due to a $3 million increase in impairment of long-lived assets.
Other income, net decreased by $5 million to $27 million for the twenty-six weeks ended August 2, 2014, compared to $32 million for the same period last year. The decrease was primarily due to a $4 million increase in impairment of long-lived assets.

Interest Expense

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 2, 2014	August 3, 2013	Change	August 2, 2014	August 3, 2013	Change
Toys “R” Us - Consolidated	$102	$116	$(14)	$210	$230	$(20)
Interest expense decreased by $14 million and $20 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively, compared to the same periods last year. The decrease for both periods was primarily due to savings associated with refinancing the $950 million 10.750% senior unsecured notes due fiscal 2017 to a $985 million senior unsecured term loan facility due fiscal 2019 at a lower rate of interest.

Interest Income

	13 Weeks Ended			26 Weeks Ended
(In millions)	August 2, 2014	August 3, 2013	Change	August 2, 2014	August 3, 2013	Change
Toys “R” Us - Consolidated	$1	$1	$—	$2	$4	$(2)
Interest income remained consistent for the thirteen weeks ended August 2, 2014, compared to the same period last year.
Interest income decreased by $2 million to $2 million for the twenty-six weeks ended August 2, 2014, compared to $4 million for the same period last year. The decrease was primarily due to the April 2013 maturity of our Vanwall Finance PLC debt security holdings.

Income Tax Expense (Benefit)
The following table summarizes our income tax expense (benefit) and effective tax rates for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013:

	13 Weeks Ended		26 Weeks Ended
($ In millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Loss before income taxes	$(143)	$(161)	$(341)	$(345)
Income tax expense (benefit)	4	(48)	2	(121)
Effective tax rate	(2.8)%	29.8%	(0.6)%	35.1%
The effective tax rates for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is (0.5)% for the twenty-six weeks ended August 2, 2014 compared to 37.1% for the same period last year. The difference between our forecasted annualized effective tax rates is primarily due to our not being able to take a benefit for current year losses in the US and certain foreign jurisdictions, as the Company concluded in the third quarter of fiscal 2013 that it is more likely than not that a benefit for losses in these jurisdictions will not be realized in the foreseeable future.
There were no significant discrete items that impacted our effective tax rate for the thirteen weeks ended August 2, 2014. For the thirteen weeks ended August 3, 2013, our effective tax rate was impacted by a tax expense of $5 million related to adjustments to deferred taxes resulting from a change in statutory tax rate.

There were no significant discrete items that impacted our effective tax rate for the twenty-six weeks ended August 2, 2014. For the twenty-six weeks ended August 3, 2013, our effective tax rate was impacted by a tax expense of $5 million related to adjustments to deferred taxes resulting from a change in statutory tax rate and $1 million related to state income taxes. This tax expense was partially offset by a tax benefit of $2 million related to adjustments to taxes payable.

Non-GAAP Financial Measure - Adjusted EBITDA
We believe Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Investors of the Company regularly request Adjusted EBITDA as a supplemental analytical measure to, and in conjunction with, the Company’s GAAP financial data. We understand that investors use Adjusted EBITDA, among other things, to assess our period-to-period operating performance and to gain insight into the manner in which management analyzes operating performance.
In addition, we believe that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA and Adjusted EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary for different companies for reasons unrelated to overall operating performance. We use the non-GAAP financial measures for planning and forecasting and measuring results against the forecast and in certain cases we use similar measures for bonus targets for certain of our employees. Using several measures to evaluate the business allows us and investors to assess our relative performance against our competitors.
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

A reconciliation of Net loss attributable to Toys “R” Us, Inc. to EBITDA and Adjusted EBITDA is as follows:

	13 Weeks Ended		26 Weeks Ended
(In millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net loss attributable to Toys “R” Us, Inc.	$(148)	$(113)	$(344)	$(224)

Add:
Income tax expense (benefit)	4	(48)	2	(121)
Interest expense, net	101	115	208	226
Depreciation and amortization	95	95	199	195
EBITDA	52	49	65	76

Adjustments:
Sponsors’ management and advisory fees (a)	6	5	12	11
Litigation expense (b)	—	20	—	20
Severance	4	9	9	13
Store closure costs	(1)	—	4	—
Impairment of long-lived assets (c)	4	1	7	3
Net gains on sales of properties	(3)	(5)	(3)	(7)
Compensation expense (d)	5	(2)	5	(1)
Property losses, net of insurance recoveries (e)	(7)	—	(7)	—
Obsolete inventory clearance (f)	19	—	8	—
Other (g)	2	(3)	2	—
Adjusted EBITDA (h)	$81	$74	$102	$115

(a)	Represents the fees expensed to Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”) in accordance with the advisory agreement.

(b)	Represents litigation expenses recognized in fiscal 2013 related to the judgment in the Aleo case.

(c)	Asset impairments primarily due to the identification of underperforming stores and the relocation of certain stores.

(d)
Represents the incremental compensation expense related to certain one-time awards, net of forfeitures of certain officers' awards. Commencing in the second quarter of fiscal 2014, we have revised our definition of Adjusted EBITDA to include the impact of forfeitures of certain officers' awards and have therefore revised our prior year's Adjusted EBITDA.

(e)	Represents property losses and insurance claims recognized.

(f)	Represents an incremental loss on previously identified clearance inventory.

(g)	Represents miscellaneous other charges which were not individually significant for separate disclosure.

(h)
Adjusted EBITDA is defined as EBITDA (earnings before net interest income (expense), income tax expense (benefit), depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance including certain items which are generally non-recurring. We have historically excluded the impact of such items from internal performance assessments. We believe that excluding items such as Sponsors’ management and advisory fees, asset impairment charges, restructuring charges, impact of litigation, noncontrolling interest, net gains on sales of properties and other charges, helps investors compare our operating performance with our results in prior periods. We believe it is appropriate to exclude these items as they are not related to ongoing operating performance and, therefore, limit comparability between periods and between us and similar companies.

Liquidity and Capital Resources
Overview
As of August 2, 2014, we were in compliance with all of the covenants related to our outstanding debt. On March 21, 2014, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement for its $1.85 billion secured revolving credit facility (“ABL Facility”) in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended will continue to provide for $1.85 billion of revolving commitments. At August 2, 2014, under the ABL

Facility, we had outstanding borrowings of $250 million, a total of $92 million of outstanding letters of credit and excess availability of $828 million. We are also subject to a minimum excess availability covenant, which was $125 million at August 2, 2014, with remaining availability of $703 million in excess of the covenant.
Toys “R” Us-Japan, Ltd. (“Toys-Japan”) currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Tranche 1 is available in amounts of up to ¥13.0 billion ($127 million at August 2, 2014), expiring on June 30, 2015. At August 2, 2014, we had outstanding borrowings of $77 million under Tranche 1, with $50 million of remaining borrowing availability.
On July 15, 2014, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is available in amounts of up to ¥3.5 billion ($34 million at August 2, 2014), expiring on June 30, 2016. At August 2, 2014, we had outstanding borrowings of $34 million under Tranche 2, with no remaining borrowing availability.
Additionally on July 15, 2014, Toys-Japan amended its uncommitted line of credit resulting in total availability of ¥1.5 billion ($15 million at August 2, 2014), which will renew August 1 of each year unless otherwise canceled. As of August 2, 2014, we had no outstanding borrowings under the uncommitted line of credit.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($232 million at August 2, 2014) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At August 2, 2014, we had outstanding borrowings of $61 million, with $70 million of remaining availability under the European ABL Facility.
Toys (Labuan) Holding Limited (“Labuan”) has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$302 million ($39 million at August 2, 2014). As of August 2, 2014, we had $12 million of borrowings and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $24 million.
We are dependent on the borrowings provided by our lenders to support our working capital needs, capital expenditures and to service debt. As of August 2, 2014, we have funds available to finance our operations under our ABL Facility through March 2019, subject to an earlier springing maturity, our European ABL Facility through March 2016 and our Toys-Japan unsecured credit lines with a tranche maturing June 2015 and a tranche maturing June 2016. In addition, Labuan and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
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

The following table presents our capital expenditures for the twenty-six weeks ended August 2, 2014 and August 3, 2013:

	26 Weeks Ended
(In millions)	August 2, 2014	August 3, 2013
Information technology	$30	$26
Other store-related projects (1)	22	45
New stores (2)	17	34
Distribution centers	17	5
Total capital expenditures	$86	$110

(1)	Includes store updates and other projects including conversions.

(2)	Includes single format stores (including Express stores) as well as SBS relocations.

Cash Flows

	26 Weeks Ended
(In millions)	August 2, 2014	August 3, 2013	Change
Net cash used in operating activities	$(597)	$(513)	$(84)
Net cash used in investing activities	(78)	(83)	5
Net cash provided by (used in) financing activities	381	(45)	426
Effect of exchange rate changes on Cash and cash equivalents	3	(13)	16
Net decrease during period in Cash and cash equivalents	$(291)	$(654)	$363
Cash Flows Used in Operating Activities
Net cash used in operating activities increased $84 million to $597 million for the twenty-six weeks ended August 2, 2014, compared to $513 million for the twenty-six weeks ended August 3, 2013. The increase in Net cash used in operating activities was principally the result of an increase in vendor payments due to timing, partially offset by a decrease in income taxes paid compared to prior year.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased $5 million to $78 million for the twenty-six weeks ended August 2, 2014, compared to $83 million for the twenty-six weeks ended August 3, 2013. The decrease in Net cash used in investing activities was due to $27 million in restricted cash primarily required to be held in the prior year in conjunction with the terms of the New UK Propco Facility Agreement, a $24 million reduction in capital expenditures and a prior year purchase of $20 million in debt securities of Debussy DTC Plc. The decrease in Net cash used in investing activities was partially offset by a prior year repayment of $52 million for the Vanwall Finance Plc. debt securities held by us and a $14 million decrease in proceeds received from sales of fixed assets compared to prior year.
Cash Flows Provided by (Used In) Financing Activities
Net cash provided by financing activities was $381 million for the twenty-six weeks ended August 2, 2014, compared to Net cash used in financing activities of $45 million for the twenty-six weeks ended August 3, 2013. The change in Net cash provided by financing activities was primarily attributable to a $409 million increase in net debt borrowings.

Debt
Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt and any of the transactions described below.
As of August 2, 2014, we had total indebtedness of $5.4 billion, of which $3.2 billion was secured indebtedness.
During the twenty-six weeks ended August 2, 2014, the following events occurred with respect to our debt structure:

•
On July 15, 2014, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is available in amounts of up to ¥3.5 billion, expiring on June 30, 2016.

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
There has been no significant change in our exposure to market risk during the twenty-six weeks ended August 2, 2014. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Award Exchange
On September 5, 2014, the Company, in order to ensure focus on transforming the business and to create alignment and further retention for employees, commenced a private offer (the “Award Exchange”), to certain employees, including Antonio Urcelay, Deborah Derby and Monika Merz, to exchange certain of their outstanding stock options that were granted prior to 2014 (“Old Options”) under the Company’s Amended and Restated 2005 Management Equity Plan, as amended (the “2005 Plan”), or the Company’s 2010 Incentive Plan, as amended (the “2010 Incentive Plan”), for new stock options granted under the 2010 Incentive Plan (“New Options”) on a one-for-one basis. If an employee participates in the Award Exchange, the employee must tender all but not less than all of the employee’s Old Options. The New Options will be subject to the following key terms:
The New Options will have an exercise price equal to the most recent determination of fair market value of a share of the Company’s common stock at the time of the commencement of the exchange offer as determined by the Board of Directors of the Company (the “Board”) and will vest as follows: (i) New Options granted in exchange for Old Options originally granted during the period commencing on January 1, 2005 and ending on December 31, 2012 will vest 50% on the award exchange date and 25% on each of the first and second anniversaries of the award exchange date, subject to the employee’s continued employment on each such anniversary and (ii) New Options granted in exchange for Old Options originally granted in 2013 will vest 25% on each of the first, second, third and fourth anniversaries of the award exchange date, subject to the employee’s continued employment on each such anniversary. Similarly to the Old Options, the vesting of the New Options will be accelerated upon a change in control of the Company or upon the employee’s earlier termination due to death, disability or retirement.
The New Options, to the extent vested, will be exercisable at any time prior to the earliest to occur of: (i) the later to occur of (A) the fifth anniversary of the last date on which the New Option becomes fully vested and (B) the original expiration date of the respective Old Option, (ii) if, following both the occurrence of either a public offering or a change in control of the Company and the termination of the employee’s employment for any reason other than for cause, the Company provides the employee with written notice that the employee may sell any shares acquired upon exercise of the vested portion of the New Option without any restrictions, the date that is 30 days following the date of such notice, or (iii) immediately prior to the effective time of the employee’s termination of employment by the Company for cause, provided, in each case, any unvested portion will be unexercisable and immediately forfeited.

Shares of common stock issuable upon exercise of the New Options will be subject to a Company call right, but will not be subject to any put rights by the holder. In addition, prior written approval of the executive committee of the Board is required for any cashless exercise of the New Options or any right of the employee to cover taxes due upon the vesting of certain awards granted under the 2010 Incentive Plan through net settlement.
Amendment to 2010 Incentive Plan
On September 4, 2014, the Board and the stockholders of the Company approved Amendment No. 2 (“Amendment No. 2”) to the 2010 Incentive Plan, which provided that (i) no further awards would be granted under the 2005 Plan, as of July 17, 2014, and (ii) the number of shares of common stock of the Company available for issuance under the 2010 Incentive Plan was increased by the sum of the number of shares available for issuance under the 2005 Plan as of July 17, 2014, and any shares that, after July 17, 2014, would have otherwise reverted back to the 2005 Plan and again have become available for issuance thereunder.
The foregoing summary is qualified in its entirety by reference to the full text of Amendment No. 2, a copy of which is attached hereto as an Exhibit 10.1 and is incorporated by reference herein.

Item 6.	Exhibits
See the Index to Exhibits immediately following the signature page hereto, which Index to Exhibits is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYS “R” US, INC.
(Registrant)

Date: September 10, 2014	/s/ Michael J. Short
Michael J. Short
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.1	Employment Agreement between Toys “R” Us, Inc. and Michael J. Short, dated as of June 19, 2014.

10.2	Amendment No. 2 to the Toys “R” Us, Inc. 2010 Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document