Form 10-Q
period 2014-11-01
TOYS R US INC
filed 2014-12-11
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2014

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
As of December 8, 2014, there were 49,163,709 outstanding shares of common stock of Toys “R” Us, Inc., none of which were publicly traded.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	November 1, 2014	February 1, 2014	November 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$406	$644	$369
Accounts and other receivables	261	249	250
Merchandise inventories	3,324	2,171	3,579
Current deferred tax assets	60	31	74
Prepaid expenses and other current assets	172	125	173
Total current assets	4,223	3,220	4,445
Property and equipment, net	3,421	3,638	3,719
Goodwill	64	64	443
Deferred tax assets	144	152	168
Restricted cash	52	53	48
Other assets	402	422	432
Total Assets	$8,306	$7,549	$9,255

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,054	$1,488	$2,212
Accrued expenses and other current liabilities	941	920	863
Income taxes payable	17	19	8
Current portion of long-term debt	128	89	140
Total current liabilities	3,140	2,516	3,223
Long-term debt	5,645	4,918	5,592
Deferred tax liabilities	127	96	188
Deferred rent liabilities	355	362	363
Other non-current liabilities	221	235	228
Temporary equity	82	78	75
Total stockholders’ deficit	(1,264)	(656)	(414)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$8,306	$7,549	$9,255
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$2,459	$2,491	$7,378	$7,276
Cost of sales	1,551	1,595	4,636	4,560
Gross margin	908	896	2,742	2,716
Selling, general and administrative expenses	931	959	2,726	2,735
Depreciation and amortization	86	92	285	287
Other income, net	(16)	(15)	(43)	(47)
Total operating expenses	1,001	1,036	2,968	2,975
Operating loss	(93)	(140)	(226)	(259)
Interest expense	(129)	(189)	(339)	(419)
Interest income	1	2	3	6
Loss before income taxes	(221)	(327)	(562)	(672)
Income tax (benefit) expense	(9)	278	(7)	157
Net loss	(212)	(605)	(555)	(829)
Less: Net earnings attributable to noncontrolling interest	1	—	2	—
Net loss attributable to Toys “R” Us, Inc.	$(213)	$(605)	$(557)	$(829)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(In millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net loss	$(212)	$(605)	$(555)	$(829)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(64)	11	(63)	(45)
Unrealized gain on hedged transactions	1	—	1	—
Total other comprehensive (loss) income, net of tax	(63)	11	(62)	(45)
Comprehensive loss, net of tax	(275)	(594)	(617)	(874)
Less: Comprehensive income attributable to noncontrolling interest	1	—	2	—
Comprehensive loss attributable to Toys "R" Us, Inc.	$(276)	$(594)	$(619)	$(874)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(In millions)	November 1, 2014	November 2, 2013
Cash Flows from Operating Activities:
Net loss	$(555)	$(829)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	285	287
Amortization and write-off of debt issuance costs and debt discount	48	61
Deferred income taxes	(3)	154
Other	12	13
Changes in operating assets and liabilities:
Accounts and other receivables	11	13
Merchandise inventories	(1,202)	(1,377)
Prepaid expenses and other operating assets	(29)	(26)
Accounts payable, Accrued expenses and other liabilities	597	817
Income taxes payable and receivable	(41)	(57)
Net cash used in operating activities	(877)	(944)
Cash Flows from Investing Activities:
Capital expenditures	(139)	(175)
Proceeds from sales of fixed assets	15	31
Property insurance recoveries	2	—
Increase in restricted cash	—	(30)
Proceeds from redemption of debt securities	—	52
Purchases of debt securities	—	(20)
Net cash used in investing activities	(122)	(142)
Cash Flows from Financing Activities:
Long-term debt borrowings	2,768	2,949
Long-term debt repayments	(1,968)	(2,546)
Capitalized debt issuance costs	(33)	(46)
Repurchase of common stock	—	(8)
Net cash provided by financing activities	767	349
Effect of exchange rate changes on Cash and cash equivalents	(6)	(12)
Cash and cash equivalents:
Net decrease during period	(238)	(749)
Cash and cash equivalents at beginning of period	644	1,118
Cash and cash equivalents at end of period	$406	$369
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total (Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
(In millions)	Issued Shares	Treasury Amount
Balance, February 2, 2013	49	$(4)	$47	$445	$(3)	$485
Net loss attributable to Toys "R" Us, Inc.	—	—	—	(829)	—	(829)
Total other comprehensive loss, net of tax	—	—	—	—	(45)	(45)
Restricted stock forfeitures	—	(1)	1	—	—	—
Repurchase of common stock	—	(37)	—	—	—	(37)
Issuance of common stock	—	34	(7)	—	—	27
Stock compensation expense	—	—	10	—	—	10
Redemption value of redeemable shares to temporary equity	—	—	(9)	—	—	(9)
Adjustment of noncontrolling interest to redemption value	—	—	—	(16)	—	(16)
Balance, November 2, 2013	49	$(8)	$42	$(400)	$(48)	$(414)

Balance, February 1, 2014	49	$(9)	$49	$(612)	$(84)	$(656)
Net loss attributable to Toys "R" Us, Inc.	—	—	—	(557)	—	(557)
Total other comprehensive loss, net of tax	—	—	—	—	(62)	(62)
Issuance of restricted stock	—	4	(4)	—	—	—
Stock compensation expense	—	—	13	—	—	13
Value of formerly redeemable shares from temporary equity	—	—	8	—	—	8
Adjustment of noncontrolling interest to redemption value	—	—	—	(10)	—	(10)
Balance, November 1, 2014	49	$(5)	$66	$(1,179)	$(146)	$(1,264)

(1)	For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of November 1, 2014, February 1, 2014 and November 2, 2013, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013 and the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine weeks then ended. The Condensed Consolidated Balance Sheet at February 1, 2014, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. The results of operations for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013 are not necessarily indicative of operating results for the full year.

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of November 1, 2014, February 1, 2014 and November 2, 2013 is outlined in the table below:

(In millions)	November 1, 2014	February 1, 2014	November 2, 2013
Short-term borrowings
Labuan uncommitted lines of credit	$12	$12	$14
Long-term debt
Spanish real estate credit facility, due fiscal 2015	59	71	95
Toys-Japan unsecured credit lines, expire fiscals 2015-2016 (1)	61	5	102
European and Australian asset-based revolving credit facility, expires fiscal 2016	65	—	94
Secured term loan facility, due fiscal 2016 (2)(3)	—	646	647
7.375% senior secured notes, due fiscal 2016 (2)(3)	—	357	358
10.375% senior notes, due fiscal 2017 (4)	447	447	447
8.500% senior secured notes, due fiscal 2017 (5)	720	719	719
French real estate credit facility, due fiscal 2018	59	64	64
Incremental secured term loan facility, due fiscal 2018 (2)(3)	134	372	373
Second incremental secured term loan facility, due fiscal 2018 (2)(3)	67	210	210
7.375% senior notes, due fiscal 2018 (4)	402	403	403
$1.85 billion secured revolving credit facility, expires fiscal 2019 (2)(3)(6)	782	—	497
Senior unsecured term loan facility, due fiscal 2019 (7)	967	973	975
Tranche A-1 loan facility, due fiscal 2019 (2)(3)	272	—	—
Secured term B-4 loan facility, due fiscal 2020 (2)(3)	1,010	—	—
UK real estate credit facility, due fiscal 2020	421	433	419
Toys-Japan 1.85%-2.85% loans, due fiscals 2015-2021	80	91	111
8.750% debentures, due fiscal 2021 (8)	22	22	22
Finance obligations associated with capital projects	189	174	175
Capital lease obligations	16	20	21
	5,773	5,007	5,732
Less current portion	128	89	140
Total Long-term debt (9)	$5,645	$4,918	$5,592

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

(3)
On October 24, 2014, Toys-Delaware amended the credit agreement for its Secured term loan facility to provide for, among other things, a new tranche of term loans in an aggregate principal amount of $1,026 million due fiscal 2020 (the “Secured Term B-4 Loan”). Additionally, Toys-Delaware and certain of its subsidiaries amended the credit agreement for the $1.85 billion secured revolving credit facility (“ABL Facility”) to provide for, among other things, a new tranche of loans in an aggregate principal amount of $280 million due fiscal 2019 (the “Tranche A-1 Loan”). The Secured Term B-4 Loan and the Tranche A-1 Loan, together with other sources and funds available to Toys-Delaware, were used to (i) refinance in full the Secured term loan facility due fiscal 2016, (ii) extend $380 million of the term loans due fiscal 2018 under the Incremental secured term loan facility and the Second incremental secured term loan facility into the Secured Term B-4 Loan and (iii) redeem all of the 7.375% senior secured notes due fiscal 2016 (“Toys-Delaware Secured Notes”), plus accrued interest, premiums and fees. The Secured Term B-4 Loan is guaranteed by Wayne Real Estate Parent Company, LLC, a wholly-owned subsidiary of the Company and an indirect parent of Toys “R” Us Property Company I, LLC.

(4)	Represents obligations of Toys “R” Us, Inc. (the “Parent Company”).

(5)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).

(6)
On March 21, 2014, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement for the ABL Facility in order to extend the maturity date of the facility and amend certain other provisions.

(7)	Represents obligations of Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”).

(8)	Represents obligations of the Parent Company and Toys-Delaware.

(9)
We maintain derivative instruments on certain of our long-term debt, which impact our effective interest rates. Refer to Note 3 entitled “Derivative instruments and hedging activities” for further details.

The Parent Company is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. Our credit facilities, loan agreements and indentures contain customary covenants, including, among other things, covenants that restrict our ability to:

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
The amount of total net assets that were subject to such restrictions was $568 million as of November 1, 2014. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of November 1, 2014, we have funds available to finance our operations under our ABL Facility through March 2019, subject to an earlier springing maturity, our European and Australian asset-based revolving credit facility (“European ABL Facility”) through March 2016 and our Toys-Japan unsecured credit lines with a tranche maturing June 2015 and a tranche maturing June 2016. In addition, Toys (Labuan) Holding Limited (“Labuan”) and Toys-Japan have uncommitted lines of credit due on demand.
Labuan uncommitted lines of credit, due on demand ($12 million at November 1, 2014)
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$301 million ($39 million at November 1, 2014). As of November 1, 2014, we had $12 million of borrowings, which has been included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet, and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $24 million. The average interest rate on the drawn borrowings was 2.39% and 2.22% at November 1, 2014 and November 2, 2013, respectively.
Toys-Japan unsecured credit lines, expire fiscals 2015-2016 ($61 million at November 1, 2014)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit. Tranche 1 is available in amounts up to ¥13.0 billion ($116 million at November 1, 2014), expiring on June 30, 2015, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80% per annum. At November 1, 2014, we had outstanding borrowings of $30 million under Tranche 1, with $86 million of remaining availability.
On July 15, 2014, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is available in amounts up to ¥3.5 billion ($31 million at November 1, 2014), expiring on June 30, 2016, and bears an interest rate of TIBOR plus 0.80% per annum. We paid fees of $1 million to refinance Tranche 2, which are capitalized as deferred debt issuance costs and amortized over the term of the agreement. At November 1, 2014, we had outstanding borrowings of $31 million under Tranche 2, with no remaining availability.
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
Additionally on July 15, 2014, Toys-Japan amended its uncommitted line of credit resulting in total availability of ¥1.5 billion ($13 million at November 1, 2014), which will renew August 1 of each year unless otherwise canceled. The uncommitted line of credit bears an interest rate of TIBOR plus 0.50%. As of November 1, 2014, we had no outstanding borrowings under the uncommitted line of credit.
On September 17, 2014, Toys-Japan entered into an uncommitted line of credit with a financial institution that is part of our Tranche 1 syndicate. The uncommitted line of credit of ¥0.5 billion ($4 million at November 1, 2014) bears an interest rate of the short-term prime rate plus 1.00%, as defined in the agreement, and matures on August 31, 2015. As the agreement states that the borrowings associated with this line of credit plus the borrowings associated with this financial institution’s portion of Tranche 1 borrowings cannot exceed its already committed credit of ¥1.5 billion, this new uncommitted line of credit does not result in incremental availability. As of November 1, 2014, we had no outstanding borrowings under the uncommitted line of credit.
European and Australian asset-based revolving credit facility (“European ABL Facility”), expires fiscal 2016 ($65 million at November 1, 2014)
The European ABL Facility, as amended, provides for a five-year £138 million ($221 million at November 1, 2014) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At November 1, 2014, we had outstanding borrowings of $65 million, with $138 million of remaining availability under the European ABL Facility.
$1.85 billion secured revolving credit facility, expires fiscal 2019 ($782 million at November 1, 2014)
On March 21, 2014, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement for the ABL Facility in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended will continue to provide for $1.85 billion of revolving commitments, and permits Toys-Delaware to request an increase in commitments by up to $1.15 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The ABL Facility has a final maturity date of March 21, 2019, with a springing maturity date if the Toys-Delaware term loans due fiscal 2018 are not repaid 30 days prior to maturity. The ABL Facility as amended bears a tiered floating interest rate of London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 1.75% depending on usage (or, at the election of the borrower, a tiered floating interest rate based on the agent’s prime rate plus a margin of between 0.50% and 0.75% depending on usage). A commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter. In connection with the amended and restated credit agreement, we incurred transaction fees of $31 million, which are capitalized as deferred debt issuance costs, amortized over the term of the agreement and included in Other assets on our Condensed Consolidated Balance Sheet. Prior to the amended ABL Facility, unamortized debt issuance costs were $17 million, of which $1 million was expensed, and the remaining amount will be amortized over the term of the amended and restated credit agreement.
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
On October 24, 2014, Toys-Delaware and certain of its subsidiaries amended the credit agreement for the ABL Facility and the Intercreditor Agreement (as defined below) as part of the issuance of the Secured Term B-4 Loan and Tranche A-1 Loan. Refer to the Tranche A-1 loan facility below for further details on the amendment to the credit agreement for the ABL Facility. The Intercreditor amendment amended the Amended and Restated Intercreditor Agreement, dated as of August 24, 2010 (the “Intercreditor Agreement”), to provide for, among other things, modifications to the priority of the Canadian Pledge Collateral (as defined in the Intercreditor Agreement).

At November 1, 2014, under our ABL Facility we had outstanding borrowings of $782 million, a total of $95 million of outstanding letters of credit and excess availability of $902 million. We are also subject to a minimum excess availability covenant, which was $125 million at November 1, 2014, with remaining availability of $777 million in excess of the covenant.
Incremental secured term loan facility, due fiscal 2018 ($134 million at November 1, 2014)
On October 24, 2014, Toys-Delaware refinanced $237 million of the Incremental secured term loan outstanding in conjunction with the issuance of the Secured Term B-4 Loan. As a result, the remaining $1 million of deferred debt issuance costs, as of November 1, 2014, will continue to be amortized over the original term of the agreement. Refer to Secured Term B-4 Loan below for further details on the tranche of new term loans.
Second incremental secured term loan facility, due fiscal 2018 ($67 million at November 1, 2014)
On October 24, 2014, Toys-Delaware refinanced $143 million of the Second incremental secured term loan outstanding in conjunction with the issuance of the Secured Term B-4 Loan. As a result, the remaining $1 million of deferred debt issuance costs, as of November 1, 2014, will continue to be amortized over the original term of the agreement. Refer to Secured Term B-4 Loan below for further details on the tranche of new term loans.
Tranche A-1 loan facility, due fiscal 2019 ($272 million at November 1, 2014)
On October 24, 2014, Toys-Delaware and certain of its subsidiaries amended the credit agreement for the ABL Facility to provide for, among other things, the new Tranche A-1 Loan in an aggregate principal amount of $280 million. The Tranche A-1 Loan was issued at a discount of $8 million, which resulted in the receipt of gross proceeds of $272 million. In conjunction with the Tranche A-1 Loan, we capitalized $8 million of transaction fees as deferred debt issuance costs, which are being amortized over the term of the facility.
The Tranche A-1 Loan will mature on October 24, 2019, subject to a springing maturity in 2018 if the remaining Incremental secured term loan and Second incremental secured term loan have not been refinanced, extended or otherwise replaced or repaid prior to such time. The Tranche A-1 Loan will bear interest equal to, at the option of Toys-Delaware or Toys “R” Us – Canada, as applicable, (i) LIBOR plus a margin of 7.25% per annum (subject to a LIBOR floor of 1.00%) or (ii) the Prime Rate (defined as the highest of (x) the rate of interest in effect for such day as publicly announced from time to time by the ABL Agent as its “prime rate”, (y) the Federal Funds Rate plus 0.50%, and (z) one-month LIBOR plus 1.00%), plus a margin of 6.25% per annum. The Tranche A-1 Loan will initially bear interest equal to LIBOR plus a margin of 7.25% per annum (subject to a LIBOR floor of 1.00%).
Certain prepayments of the Tranche A-1 Loan which lower the All-in Yield (as defined in the credit agreement for the ABL Facility) of the Tranche A-1 Loan on or prior to the one-year anniversary of the refinancing closing date will be subject to a prepayment premium of 1.00% of the principal amount that is repriced or refinanced (subject to certain exceptions).
The Tranche A-1 Loan is guaranteed by Toys-Delaware’s subsidiaries (other than certain excluded subsidiaries) that guarantee the existing loans and commitments under the credit agreement for the ABL Facility. The Tranche A-1 Loan is secured by the same collateral that secures the existing loans and commitments under the credit agreement for the ABL Facility.
The Tranche A-1 Loan is subject to a borrowing base consisting of specified percentages of eligible inventory, eligible credit card receivables and certain Canadian real estate which does not reduce the availability under the borrowing base for the ABL Facility (provided that the Tranche A-1 Loan borrowing base includes (i) $125 million of the required availability amount for the ABL Facility and (ii) an availability reserve with respect to the borrowing base for the ABL Facility if the amount of outstanding Tranche A-1 Loan otherwise exceeds the borrowing base with respect to the Tranche A-1 Loan).
Secured term B-4 loan facility, due fiscal 2020 ($1,010 million at November 1, 2014)
On October 24, 2014, Toys-Delaware amended the credit agreement for the Secured term loan facility to provide for, among other things, the new Secured Term B-4 Loan tranche in an aggregate principal amount of $1,026 million. The Secured Term B-4 Loan was issued at a discount of $19 million, which resulted in the receipt of gross proceeds of $1,007 million.  In conjunction with the Secured Term B-4 Loan, we capitalized $27 million of transaction fees as deferred debt issuance costs which are being amortized over the term of the facility.
The Secured Term B-4 Loan and the Tranche A-1 Loan, together with other sources and funds available to Toys-Delaware, were used to (i) refinance in full the Secured term loan facility due fiscal 2016, (ii) extend $380 million of the term loans due fiscal 2018 under the Incremental secured term loan facility and the Second incremental secured term loan facility into the Secured Term B-4 Loan and (iii) redeem all of the Toys-Delaware Secured Notes at a redemption price of 101.844% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.  As a result of the refinancing, we expensed $35 million, composed of the write-off of portions of unamortized deferred debt issuance costs and original issue discount related to the extinguishment of the Secured term loan facility, the Incremental secured term loan facility, the Second incremental secured term loan facility and the Toys-Delaware Secured Notes, as well as a redemption premium of $6 million on the Toys-Delaware Secured Notes.
The Secured Term B-4 Loan will mature on April 24, 2020 and bear interest equal to, at the option of Toys-Delaware, (i) LIBOR plus a margin of 8.75% per annum (subject to a LIBOR floor of 1.00%) or (ii) the Base Rate (defined as the highest of (x) the Federal Funds Rate plus 0.50%, (y) the rate of interest in effect for such day as publicly announced from time to time by the Term Agent as its “prime rate” and (z) one-month LIBOR plus 1.00%) plus a margin of 7.75% per annum (subject to a Base Rate floor of 2.00%). The Secured Term B-4 Loan will initially bear interest equal to LIBOR plus a margin of 8.75% per annum (subject to a LIBOR floor of 1.00%).
The Secured Term B-4 Loan is required to be repaid in equal quarterly installments commencing February 28, 2015 in aggregate annual amounts equal to 1.00% of the original principal amount, with the balance payable on the final maturity date. Voluntary prepayments and certain mandatory prepayments of the Secured Term B-4 Loan will be subject to a prepayment premium of (i) prior to the one and one-half year anniversary of the refinancing closing date, a “make-whole” price as set forth in the credit agreement for the Secured term loan facility, (ii) after the one and one-half year anniversary of the refinancing closing date, but prior to the two and one-half year anniversary of the refinancing closing date, 2.00% of the principal amount prepaid and (iii) after the two and one-half year anniversary of the refinancing closing date, but prior to the three and one-half year anniversary of the refinancing closing date, 1.00% of the principal amount prepaid.
The Secured Term B-4 Loan is guaranteed by (i) all of the guarantors that guarantee the other Loans (as defined in the credit agreement for the Secured term loan facility) under the credit agreement for the Secured term loan facility and (ii) Wayne Real Estate Parent Company, LLC (the “Additional Guarantor”) pursuant to an unsecured guarantee (the “Unsecured Guarantee”) for the benefit of the lenders of the Secured Term B-4 Loan. Wayne Real Estate Parent Company, LLC is a wholly-owned subsidiary of the Company and is an indirect parent of TRU Propco I which, along with its wholly-owned subsidiaries, owns or leases 328 properties as of November 1, 2014 that are leased to Toys-Delaware pursuant to a master lease agreement. The Secured Term B-4 Loan is secured by the same collateral that secures the other loans under the credit agreement for the Secured term loan facility. In addition, Toys-Delaware has agreed to provide, in the future, for the benefit of the lenders of the Secured Term B-4 Loan, a first priority security interest in certain specified real property, subject to certain exceptions.
The Unsecured Guarantee contains certain provisions triggering mandatory prepayments by Toys-Delaware of the Secured Term B-4 Loan, including, among other things, in connection with the incurrence of certain additional indebtedness and the making of certain restricted payments, in each case, by the Additional Guarantor and its subsidiaries, subject to certain exceptions, including exceptions for indebtedness and restricted payments permitted under the current Propco I Term Loan Facility. The Unsecured Guarantee also contains certain covenants applicable to the Additional Guarantor and its subsidiaries, including, among other things, limitations on the sale or disposition of assets and the conduct of business, subject to certain exceptions. In addition, if the Additional Guarantor fails to comply with certain covenants in the Unsecured Guarantee, additional interest of 2.00% per annum with respect to the aggregate outstanding principal amount of Secured Term B-4 Loan will be payable by Toys-Delaware.
Toys-Japan bank loans (1.85% to 2.85%), due fiscals 2015-2021 ($80 million at November 1, 2014)
On October 31, 2014, Toys-Japan entered into a bank loan with a financial institution for ¥0.5 billion. The loan will mature on October 25, 2019 and bears an interest rate of 1.85% per annum. Toys-Japan is required to make semi-annual principal payments of ¥50 million (less than $1 million at November 1, 2014). As of November 1, 2014, the outstanding balance of this loan was ¥0.5 billion or $4 million.

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, Euro Interbank Offered Rate and TIBOR. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of November 1, 2014, our interest rate contracts have various maturity dates through February 2018. A portion of our interest rate swaps and caps as of November 1, 2014 are designated as cash flow hedges in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive loss; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. Reclassifications from Accumulated other comprehensive loss to Interest expense primarily relate to realized Interest expense on interest rate swaps and caps and the amortization of gains recorded on de-designated caps. We expect to reclassify a net loss of $1 million over the next 12 months to Interest expense from Accumulated other comprehensive loss.
The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the change in the fair value of the derivative and the underlying hedged item separately. As of the second quarter of fiscal 2014, the derivative we designated as a fair value hedge failed to meet the effectiveness assessment thresholds required to qualify for hedge accounting. Accordingly, changes in the fair value of the derivative continue to be recorded in Interest expense. No material ineffectiveness was recorded for the thirteen and thirty-nine weeks ended November 1, 2014. We recorded a $1 million and nominal net gain in earnings related to ineffectiveness for the thirteen and thirty-nine weeks ended November 2, 2013, respectively. In conjunction with the dedesignation of the fair value hedge, commencing in the second quarter of fiscal 2014, we no longer adjusted the hedged debt for changes in fair value attributable to changes in the benchmark interest rate. We recorded the residual basis adjustment to the hedged debt from the application of hedge accounting to Interest expense. In the third quarter of fiscal 2014, we extinguished the hedged debt and recognized a $4 million gain in Interest expense.
Subsequent Event
On November 26, 2014, we terminated a $350 million notional amount interest rate swap which was originally scheduled to expire in September 2016.  As a result, we received cash proceeds of $10 million.
Certain of our agreements with credit-risk related contingent features contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At November 1, 2014, February 1, 2014 and November 2, 2013, there were no derivative liabilities related to agreements that contain credit-risk related contingent features. As of November 1, 2014, February 1, 2014 and November 2, 2013, we were not required to post collateral for any of these derivatives.
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
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At November 1, 2014, February 1, 2014 and November 2, 2013, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $1 million, less than $1 million and $2 million, respectively. As of November 1, 2014, February 1, 2014 and November 2, 2013, we were not required to post collateral for any of these derivatives.

The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive loss on our Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the thirty-nine weeks ended November 1, 2014 and November 2, 2013:

	39 Weeks Ended
(In millions)	November 1, 2014	November 2, 2013
Derivatives designated as cash flow hedges:
Beginning balance	$(1)	$(2)
Change in fair value recognized in Accumulated other comprehensive loss - Interest Rate Contracts	—	—
Reclassifications from Accumulated other comprehensive loss - Interest Rate Contracts	1	—
Ending balance	$—	$(2)

The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013:

	13 Weeks Ended		39 Weeks Ended
(In millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Derivatives not designated for hedge accounting:
(Loss) gain on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	$(2)	$(7)	$(17)	$(2)
Loss on the change in fair value - Interest Rate Contract	(1)	—	(2)	—
Gain (loss) on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	7	(3)	6	2
	4	(10)	(13)	—
Derivatives designated as cash flow hedges:
Amortization of hedged caps	—	—	(1)	(1)
	—	—	(1)	(1)
Derivative designated as a fair value hedge:
Amortization of swap basis adjustment - Interest Rate Contract	—	(1)	—	(1)
Loss on the change in fair value - Interest Rate Contract	—	—	(2)	(4)
Gain recognized in Interest expense on hedged item	—	1	2	4
	—	—	—	(1)
Total Interest expense	$4	$(10)	$(14)	$(2)

(1)
Gains and losses related to our short-term intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of November 1, 2014, February 1, 2014 and November 2, 2013:

	November 1, 2014		February 1, 2014		November 2, 2013
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Prepaid expenses and other current assets (1)	$700	$—	$—	$—	$—	$—
Other assets	118	—	835	—	859	—
Other non-current liabilities	58	—	65	(1)	83	(1)
Interest Rate Contract designated as a fair value hedge:
Other assets	—	—	350	13	350	14
Interest Rate Contracts not designated for hedge accounting:
Prepaid expenses and other current assets (1)	1,611	—	—	—	—	—
Other assets	350	9	1,611	—	1,611	—
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	114	4	26	—	187	2
Accrued expenses and other current liabilities	$158	$(1)	$78	$—	$142	$(2)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	$2,425	$4	$26	$—	$187	$2
Other assets	468	9	2,796	13	2,820	14
Total derivative assets (2)	$2,893	$13	$2,822	$13	$3,007	$16

Accrued expenses and other current liabilities	$158	$(1)	$78	$—	$142	$(2)
Other non-current liabilities	58	—	65	(1)	83	(1)
Total derivative liabilities (2)	$216	$(1)	$143	$(1)	$225	$(3)

(1)
Amount as of November 1, 2014 includes reclassification of contracts scheduled to mature within the next 12 months, which were previously included within Other assets as of February 1, 2014 and November 2, 2013.

(2)	Refer to Note 4 entitled “Fair value measurements” for the fair value of our derivative instruments classified within the fair value hierarchy.
Offsetting of Derivatives
We present our derivatives at gross fair values in the Condensed Consolidated Balance Sheets. However, some of our interest rate and foreign exchange contracts are subject to master netting arrangements which allow net settlements under certain conditions. As of November 1, 2014, February 1, 2014 and November 2, 2013, the aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets were nominal, respectively, and the aggregate gross fair value of derivative assets which could be net settled against our derivative liabilities were nominal, respectively. As of November 1, 2014, February 1, 2014 and November 2, 2013, none of the master netting arrangements involved collateral.

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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of November 1, 2014, February 1, 2014 and November 2, 2013, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at November 1, 2014
Assets
Derivative financial instruments:
Interest rate contracts	$—	$9	$—	$9
Foreign exchange contracts	—	4	—	4
Total assets	$—	$13	$—	$13
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	1	—	1
Total liabilities	$—	$1	$—	$1

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at February 1, 2014
Assets
Derivative financial instruments:
Interest rate contracts	$—	$13	$—	$13
Foreign exchange contracts	—	—	—	—
Total assets	$—	$13	$—	$13
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	—	—	—
Total liabilities	$—	$1	$—	$1

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at November 2, 2013
Assets
Derivative financial instruments:
Interest rate contracts	$—	$14	$—	$14
Foreign exchange contracts	—	2	—	2
Total assets	$—	$16	$—	$16
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$3	$—	$3
For the thirty-nine weeks ended November 1, 2014 and November 2, 2013, we had no derivative financial instruments within Level 3 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of our assets and liabilities are measured at fair value on a nonrecurring basis. We evaluate the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The fair value measurements related to long-lived assets held and used classified as Level 3 were determined using a discounted cash flow valuation method or a relative, market-based approach based on purchase offers or appraisals we have received from third parties. The inputs we use to calculate discounted cash flows include the projected cash flows for the asset group (generally by store location) and, when significant, a risk-adjusted rate of return we estimate would be used by a market participant in valuing the assets. The projected cash flows are based on the Company’s sales, gross margin and expense forecasts for each asset group, taking into consideration historical cash flows, as well as anticipated costs and/or proceeds from disposal. For our market-based valuations, we use purchase offers we receive from third parties, predominantly for our properties, which are classified as Level 3 because they are not received in an organized market or observable to market participants. Alternatively, when management commits to sell properties and no third party offers exist, we use asset appraisals conducted by external specialists with experience in real estate valuations. These require a significant amount of specialist judgment regarding appropriate comparable properties and their assessment of current market conditions.
For the thirty-nine weeks ended November 1, 2014 and November 2, 2013, we had no impairments to long-lived assets held for sale. There have been no changes in valuation technique or related inputs for long-lived assets for the thirty-nine weeks ended November 1, 2014 and November 2, 2013. During the third quarter of fiscal 2014, management determined that fair values based on offers received should be reclassified to Level 3. The impact of this change on the prior periods was deemed immaterial.

The table below presents our long-lived assets evaluated for impairment measured at fair value on a nonrecurring basis for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at November 1, 2014 and November 2, 2013. As of November 1, 2014 and November 2, 2013, we did not have any long-lived assets classified as Level 1 or 2 within the fair value hierarchy.

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3) (1)	Impairment Losses
Long-lived assets held and used	$4	$1	$3
Balance, May 3, 2014	4	1	3
Long-lived assets held and used	8	4	4
Balance, August 2, 2014	12	5	7
Long-lived assets held and used	2	1	1
Balance, November 1, 2014	$14	$6	$8

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3) (1)	Impairment Losses
Long-lived assets held and used	$9	$7	$2
Balance, May 4, 2013	9	7	2
Long-lived assets held and used	5	4	1
Balance, August 3, 2013	14	11	3
Long-lived assets held and used	5	1	4
Balance, November 2, 2013	$19	$12	$7

(1)
Includes fair values based on offers received, which were previously classified as Level 2 and should have been Level 3, of $4 million, $6 million, $4 million and $1 million as of August 2, 2014, May 4, 2013, August 3, 2013 and November 2, 2013, respectively.

Other Financial Instruments
The fair values of our Long-term debt including current portion are estimated using quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods. Debt instruments classified as Level 1 are based on quoted prices in active markets and Level 2 instruments are valued using market prices we obtain from external third parties. Debt instruments classified as Level 3 are not publicly traded, and therefore we are unable to obtain quoted market prices, and are generally valued using estimated spreads, a present value calculation or a cash flow analysis, as appropriate. There have been no significant changes in valuation technique or related inputs for Long-term debt for the thirty-nine weeks ended November 1, 2014 and November 2, 2013. The table below presents the carrying values and fair values of our Long-term debt including current portion as of November 1, 2014, February 1, 2014 and November 2, 2013, aggregated by level in the fair value hierarchy within which those measurements fall.

	Long-term Debt
(In millions)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
November 1, 2014	$5,773	$5,365	$1,327	$2,308	$1,730
February 1, 2014	5,007	4,542	1,411	2,303	828
November 2, 2013	5,732	5,526	1,491	2,458	1,577

Other financial instruments that are not measured at fair value on our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

5. Income taxes
The following table summarizes our income tax (benefit) expense and effective tax rates for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Loss before income taxes	$(221)	$(327)	$(562)	$(672)
Income tax (benefit) expense	(9)	278	(7)	157
Effective tax rate	4.1%	(85.0)%	1.2%	(23.4)%
The effective tax rates for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 0.3% for the thirty-nine weeks ended November 1, 2014 compared to 1.2% for the same period last year. The difference between our forecasted annualized effective tax rates is primarily due to a change in the mix and level of earnings between jurisdictions.
For the thirteen weeks ended November 1, 2014, our effective tax rate was impacted by a tax benefit of $5 million resulting from a $6 million benefit related to a decrease in the cost of repatriating foreign earnings which was offset by a tax expense of $1 million for adjustments to deferred taxes resulting from a change in statutory tax rate. For the thirteen weeks ended November 2, 2013, our effective tax rate was impacted by a tax expense of $161 million related to an increase in our valuation allowance on deferred tax assets that existed as of the beginning of the year in the U.S. Federal and state jurisdictions, as well as in certain foreign jurisdictions, as the Company determined that it was more likely than not that these assets would not be realized in the foreseeable future. This conclusion was based on the weight of the available positive and negative evidence, including the Company reaching the three year cumulative loss threshold in these jurisdictions (after adjustments required for tax purposes).
For the thirty-nine weeks ended November 1, 2014, our effective tax rate was impacted by a tax benefit of $5 million resulting from $6 million benefit related to a decrease in the cost of repatriating foreign earnings which was offset by a tax expense of $1 million for adjustments to deferred taxes resulting from a change in statutory tax rate. For the thirty-nine weeks ended November 2, 2013, our effective tax rate was impacted by a tax expense of $161 million related to an increase in valuation allowance on deferred tax assets that existed as of the beginning of the year in the U.S. Federal and state jurisdictions, as well as in certain foreign jurisdictions, as the Company determined that was more likely than not that these assets would not be realized in the foreseeable future. This conclusion was based on the weight of the available positive and negative evidence, including the Company reaching the three year cumulative loss threshold in these jurisdictions (after adjustments required for tax purposes). There were additional expense of $5 million related to adjustments to deferred taxes resulting from a change in statutory tax rate and $1 million related to state income taxes. These tax expenses were partially offset by a tax benefit of $2 million related to adjustments to taxes payable.

6. Segments
Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and baby product offerings in 49 states, Puerto Rico and Guam, and Toys “R” Us – International (“International”), which operates or licenses “R” Us branded retail stores in 36 foreign countries and jurisdictions with operated stores in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. Domestic and International segments also include their respective Internet operations. Segment operating (loss) earnings excludes corporate related charges and income. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Revenues from external customers are derived primarily from merchandise sales and we do not generate material sales from any single customer.

The following tables show our percentage of Net sales by product category:

	13 Weeks Ended		39 Weeks Ended
Domestic:	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Baby	48.2%	48.0%	48.6%	49.3%
Core Toy	16.0%	14.0%	13.7%	12.5%
Entertainment	6.8%	8.1%	7.1%	7.0%
Learning	19.7%	20.3%	18.2%	17.8%
Seasonal	9.2%	9.2%	12.2%	12.5%
Other (1)	0.1%	0.4%	0.2%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		39 Weeks Ended
International:	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Baby	24.7%	25.0%	25.5%	26.1%
Core Toy	23.5%	21.6%	21.0%	20.0%
Entertainment	7.1%	9.0%	7.2%	8.4%
Learning	29.1%	29.2%	27.2%	27.0%
Seasonal	14.7%	14.3%	18.2%	17.6%
Other (1)	0.9%	0.9%	0.9%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing fees from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.
A summary of financial results by reportable segment is as follows:

	13 Weeks Ended		39 Weeks Ended
(In millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales
Domestic	$1,440	$1,461	$4,439	$4,391
International	1,019	1,030	2,939	2,885
Total Net sales	$2,459	$2,491	$7,378	$7,276
Operating (loss) earnings
Domestic (1)	$(16)	$(56)	$27	$29
International	6	—	15	(14)
Corporate and other (1)	(83)	(84)	(268)	(274)
Operating loss	(93)	(140)	(226)	(259)
Interest expense	(129)	(189)	(339)	(419)
Interest income	1	2	3	6
Loss before income taxes	$(221)	$(327)	$(562)	$(672)
(1) Commencing in the third quarter of fiscal 2014, certain professional fees of $7 million for the thirty-nine weeks ended November 1, 2014 that were previously recorded to our Domestic segment have been reclassified to our Corporate and other division.

(In millions)	November 1, 2014	February 1, 2014	November 2, 2013
Merchandise inventories
Domestic	$2,168	$1,375	$2,350
International	1,156	796	1,229
Total Merchandise inventories	$3,324	$2,171	$3,579

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
In August 2014, the Advisory Agreement was amended in order to reduce the Advisory Fees to $17 million for fiscal year 2014 and each year thereafter.  If in the future we successfully complete an initial public offering (“IPO”), the Sponsors may elect to receive from the proceeds of such IPO, an amount equal to the aggregate difference between: (x) the Advisory Fees that we would have paid in fiscal year 2014 and each fiscal year thereafter had such amounts not been fixed and (y) the Advisory Fees that were actually paid by us for fiscal year 2014 and each fiscal year thereafter. We recorded Advisory Fees of $2 million and $14 million for the thirteen and thirty-nine weeks ended November 1, 2014, respectively. We recorded Advisory Fees of $6 million and $17 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively. During the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013, we also paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.
Additionally, the Advisory Agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the aggregate transaction value in connection with certain financing, acquisition, disposition and change of control transactions (“Transaction Fees”). The Advisory Agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. In the event that the Advisory Agreement is terminated by the Sponsors or us, the Sponsors will receive all unpaid Advisory Fees, all unpaid Transaction Fees and expenses due under the Advisory Agreement with respect to periods prior to the termination date plus the net present value of the Advisory Fees that would have been payable for the remainder of the applicable term of the Advisory Agreement. Transaction fees are capitalized as deferred debt issuance costs and are amortized over the term of the agreement and included in Other assets on our Condensed Consolidated Balance Sheet.
In connection with the amendment and restatement of the ABL Facility on March 21, 2014, we incurred Transaction Fees of $19 million pursuant to the terms of the Advisory Agreement.
In connection with the amendment of the Secured term loan facility and ABL Facility to provide for the Secured Term B-4 Loan and Tranche A-1 Loan, respectively, on October 24, 2014, we incurred Transaction Fees of $13 million pursuant to the terms of the Advisory Agreement.
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. During the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013, investment funds or accounts advised by KKR held debt and debt securities issued by the Company and its subsidiaries.  The interest amounts paid on such debt and debt securities held by related parties was $2 million and $7 million during the thirteen and thirty-nine weeks ended November 1, 2014, respectively. The interest amounts paid on such debt and debt securities held by related parties was $3 million and $8 million during the thirteen and thirty-nine weeks ended November 2, 2013, respectively.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $2 million and $6 million for the thirteen and thirty-nine weeks ended November 1, 2014, respectively, with respect to 0.6% of our operated stores, which include Toys “R” Us Express stores. Of the aggregate amount paid, less than $1 million and $1 million for the thirteen and thirty-nine weeks ended November 1, 2014, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado. For the thirteen and thirty-nine weeks ended November 2, 2013, we or our affiliates paid an aggregate of $2 million and $7 million, respectively, with respect to 0.7% of our operated stores, which include Toys “R” Us Express stores. Of the aggregate amount paid, less than $1 million and $1 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, were allocable to joint-venture parties not otherwise affiliated with Vornado.
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

9. Dispositions
During the thirteen and thirty-nine weeks ended November 1, 2014, we sold certain properties and assets for proceeds of $6 million and $15 million, respectively, resulting in net gains of $2 million and $5 million, respectively, which are included in Other income, net.

10. Stock-based compensation
Award Exchange
In September 2014, certain participants were offered an opportunity to exchange their outstanding stock options that were granted prior to fiscal 2014 (“Old Options”) under the Company’s Amended and Restated 2005 Management Equity Plan, as amended (the “Management Equity Plan”), or the Company’s 2010 Incentive Plan, as amended (the “2010 Incentive Plan”), for new stock options granted under the 2010 Incentive Plan (“New Options”) on a one-for-one basis. On October 10, 2014, the Company closed its offer with a total of 1,566,307 Old Options canceled and an equal amount of New Options issued under the 2010 Incentive Plan. The New Options have an exercise price of $8.00 and vest as follows: (i) New Options granted in exchange for Old Options originally granted during the period commencing on January 1, 2005 and ending on December 31, 2012 vest 50% on the award exchange date and 25% on each of the first and second anniversaries of the award exchange date and (ii) New Options granted in exchange for Old Options originally granted in fiscal 2013 vest in equal annual installments over the subsequent four years from the anniversary of the award exchange date. We accounted for the modification in accordance with ASC Topic 718, “Compensation - Stock Compensation.” Management has concluded that the modification resulted in incremental compensation costs of $1 million for the thirteen and thirty-nine weeks ended November 1, 2014, which were recorded in SG&A on the Condensed Consolidated Statements of Operations.
Award Acceleration
In September 2014, the Company accelerated certain restricted share units and restricted share awards issued under the 2010 Incentive Plan. This acceleration provided that these unvested restricted shares for eligible participants became immediately vested as of September 8, 2014. We accounted for the modification of these awards in accordance with ASC Topic 718. Management has concluded that the acceleration resulted in incremental compensation costs of $1 million for the thirteen and thirty-nine weeks ended November 1, 2014, which were included in SG&A on the Condensed Consolidated Statements of Operations.
In addition, the Company has no plans to open a transaction window for participants to put the shares to the Company in the foreseeable future, and therefore, the put right for these awards has effectively been eliminated. In accordance with ASC Topic 718 and ASC Topic 480, “Distinguishing Liabilities from Equity”, the shares have been reclassified from temporary equity to permanent equity as redemption of these equity awards is no longer considered probable or redeemable at the option of the holder.
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

11. Accumulated other comprehensive loss
Total other comprehensive loss is included in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Stockholders’ (Deficit) Equity. Accumulated other comprehensive loss is reflected in Total stockholders’ deficit on the Condensed Consolidated Balance Sheets, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized loss on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, February 2, 2013	$8	$(2)	$(9)	$(3)
Current period change	(46)	—	—	(46)
Balance, May 4, 2013	(38)	(2)	(9)	(49)
Current period change	(10)	—	—	(10)
Balance, August 3, 2013	(48)	(2)	(9)	(59)
Current period change	11	—	—	11
Balance, November 2, 2013	$(37)	$(2)	$(9)	$(48)

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain (loss) on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, February 1, 2014	$(74)	$(1)	$(9)	$(84)
Current period change	22	—	—	22
Balance, May 3, 2014	(52)	(1)	(9)	(62)
Current period change	(21)	—	—	(21)
Balance, August 2, 2014	(73)	(1)	(9)	(83)
Current period change	(64)	1	—	(63)
Balance, November 1, 2014	$(137)	$—	$(9)	$(146)

12. Recent accounting pronouncements
In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our Condensed Consolidated Financial Statements.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).  ASU 2014-12 provides specific guidance on this Topic, requiring that performance targets that affect vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  This varies from the previous practice, as such provisions were also accounted for as non-vesting restrictions which affect the determination of grant-date fair value and required expense recognition over the requisite service period regardless of whether the performance condition is met.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted.  An entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  The adoption of ASU 2014-12 is not expected to have an impact on our Condensed Consolidated Financial Statements.

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

Our Business
We generate sales, earnings and cash flows by retailing merchandise in our baby, core toy, entertainment, learning and seasonal product categories worldwide. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and baby product offerings in 49 states, Puerto Rico and Guam, and Toys “R” Us – International (“International”), which operates or licenses stores in 36 foreign countries and jurisdictions. As of November 1, 2014, there were 1,622 operated and 204 licensed “R” Us branded retail stores worldwide. In addition, as of November 1, 2014, we operated 273 Toys “R” Us Express stores (“Express stores”), including 83 Express stores with a cumulative lease term of at least two years (“Permanent Express”). Domestic and International segments also include their respective Internet operations.

Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for the thirteen and thirty-nine weeks ended November 1, 2014 compared to the thirteen and thirty-nine weeks ended November 2, 2013:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$2,459	$2,491	$7,378	$7,276
Gross margin	908	896	2,742	2,716
Gross margin as a percentage of Net sales	36.9%	36.0%	37.2%	37.3%
Selling, general and administrative expenses	$931	$959	$2,726	$2,735
Selling, general and administrative expenses as a percentage of Net sales	37.9%	38.5%	36.9%	37.6%
Net loss attributable to Toys “R” Us, Inc.	$(213)	$(605)	$(557)	$(829)
Non-GAAP Financial Measure:
Adjusted EBITDA (1)	$6	$(37)	$108	$78

(1)
For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to Net loss attributable to Toys “R” Us, Inc., see “Non-GAAP Financial Measure - Adjusted EBITDA”.

Net sales decreased by $32 million for the thirteen weeks ended November 1, 2014 compared to the same period last year. Foreign currency translation decreased Net sales by $43 million for the thirteen weeks ended November 1, 2014. Excluding the impact of foreign currency translation, the increase in Net sales was primarily due to an increase in net sales from new locations and comparable store net sales, both within our International segment. Partially offsetting these increases was a decrease in comparable store net sales within our Domestic segment. Net sales increased by $102 million for the thirty-nine weeks ended November 1, 2014 compared to the same period last year. Foreign currency translation decreased Net sales by $55 million for the thirty-nine weeks ended November 1, 2014. Excluding the impact of foreign currency translation, the increase in Net Sales was primarily due to an increase in comparable store net sales in both of our segments and an increase in net sales from new locations within our International segment.
Gross margin, as a percentage of Net sales, for the thirteen weeks ended November 1, 2014 increased by 0.9 percentage points compared to the same period last year. The increase was primarily the result of margin improvements in our Domestic segment within certain categories mainly attributable to promotional efficiencies. Gross margin, as a percentage of Net sales, for the thirty-nine weeks ended November 1, 2014, decreased by 0.1 percentage points compared to the same period last year. The decrease was primarily the result of margin declines in our Domestic segment due to promotional and clearance efforts in the first half of fiscal 2014 partially resulting from an incremental $8 million net loss on previously identified clearance inventory written down in the fourth quarter of fiscal 2013.

Selling, general and administrative expenses (“SG&A”) decreased by $28 million for the thirteen weeks ended November 1, 2014 compared to the same period last year. Foreign currency translation decreased SG&A by $15 million for the thirteen weeks ended November 1, 2014. Excluding the impact of foreign currency translation, the decrease in SG&A was primarily due to a decrease in advertising and promotional expenses and a decrease in advisory fees. SG&A decreased by $9 million for the thirty-nine weeks ended November 1, 2014 compared to the same period last year. Foreign currency translation decreased SG&A by $16 million for the thirty-nine weeks ended November 1, 2014. Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to increases in occupancy costs, payroll expenses and professional fees. These increases were partially offset by decreases in legal expenses and advertising and promotional expenses.
Net loss attributable to Toys “R” Us, Inc. for the thirteen weeks ended November 1, 2014 decreased by $392 million compared to the same period last year. The decrease for the period was primarily due to a net decrease in income taxes, a decline in Interest expense and a reduction in SG&A. Net loss attributable to Toys “R” Us, Inc. for the thirty-nine weeks ended November 1, 2014 decreased by $272 million compared to the same period last year. The decrease for the period was primarily due to a net decrease in income taxes, a decrease in Interest expense and an increase in gross margin dollars.

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
The following table discloses the change in our comparable store net sales for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014 vs. 2013	November 2, 2013 vs. 2012	November 1, 2014 vs. 2013	November 2, 2013 vs. 2012
Domestic	(1.0)%	(5.2)%	1.5%	(5.9)%	(1)
International	1.1%	(3.0)%	1.5%	(4.1)%

(1)	Excludes the effect of an immaterial out of period adjustment. Previously reported comparable store net sales were (5.8)% for the thirty-nine weeks ended November 2, 2013.

Percentage of Net Sales by Product Category

	13 Weeks Ended		39 Weeks Ended
Domestic:	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Baby	48.2%	48.0%	48.6%	49.3%
Core Toy	16.0%	14.0%	13.7%	12.5%
Entertainment	6.8%	8.1%	7.1%	7.0%
Learning	19.7%	20.3%	18.2%	17.8%
Seasonal	9.2%	9.2%	12.2%	12.5%
Other (1)	0.1%	0.4%	0.2%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended		39 Weeks Ended
International:	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Baby	24.7%	25.0%	25.5%	26.1%
Core Toy	23.5%	21.6%	21.0%	20.0%
Entertainment	7.1%	9.0%	7.2%	8.4%
Learning	29.1%	29.2%	27.2%	27.0%
Seasonal	14.7%	14.3%	18.2%	17.6%
Other (1)	0.9%	0.9%	0.9%	0.9%
Total	100%	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing fees from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

	November 1, 2014	November 2, 2013	Change
Domestic (1)	894	879	15
International - Operated (2)	728	700	28
International - Licensed (3)	204	177	27
Total (4)	1,826	1,756	70

(1)
Store count as of November 1, 2014 includes 302 Toys “R” Us (“TRU”) stores, 229 Babies “R” Us (“BRU”) stores, 214 side-by-side (“SBS”) stores, 59 Juvenile Expansions, 20 Babies “R” Us Express (“BRU Express”) stores and 70 Permanent Express stores. Store count as of November 2, 2013 included 309 TRU stores, 235 BRU stores, 214 SBS stores, 59 Juvenile Expansions, 20 BRU Express stores and 42 Permanent Express stores.

(2)
Store count as of November 1, 2014 includes 484 TRU stores, 197 SBS stores, 19 BRU Express stores, 15 BRU stores and 13 Permanent Express stores. Store count as of November 2, 2013 included 460 TRU stores, 183 SBS stores, 18 BRU Express stores, 15 BRU stores and 24 Permanent Express stores. The net increase in store count from prior year is predominantly due to 27 stores in China and Southeast Asia.

(3)	The net increase in store count from prior year is predominantly due to 13 stores in South Africa, 5 stores in the Philippines and 4 stores in South Korea.

(4)
There were 167 Domestic and 23 International Express stores open as of November 1, 2014 and 176 Domestic and 19 International Express stores open as of November 2, 2013. These stores were not included in our overall store count within our Domestic and International segments and are considered temporary as they have a cumulative lease term of less than two years.

Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended			39 Weeks Ended
(In millions)	November 1, 2014	November 2, 2013	Change	November 1, 2014	November 2, 2013	Change
Toys “R” Us - Consolidated	$(213)	$(605)	$392	$(557)	$(829)	$272
Net loss attributable to Toys “R” Us, Inc. decreased by $392 million to $213 million for the thirteen weeks ended November 1, 2014, compared to $605 million for the same period last year. The decrease in Net loss attributable to Toys “R” Us, Inc. was primarily due to a net decrease in income taxes of $287 million, a decline in Interest expense of $60 million and a reduction in SG&A of $28 million.
Net loss attributable to Toys “R” Us, Inc. decreased by $272 million to $557 million for the thirty-nine weeks ended November 1, 2014, compared to $829 million for the same period last year. The decrease in Net loss attributable to Toys “R” Us, Inc. was primarily due to a net decrease in income taxes of $164 million, a decrease in Interest expense of $80 million and an increase in gross margin dollars of $26 million.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	November 1, 2014	November 2, 2013	$ Change	% Change	November 1, 2014	November 2, 2013
Domestic	$1,440	$1,461	$(21)	(1.4)%	58.6%	58.7%
International	1,019	1,030	(11)	(1.1)%	41.4%	41.3%
Toys “R” Us - Consolidated	$2,459	$2,491	$(32)	(1.3)%	100.0%	100.0%
Net sales decreased by $32 million or 1.3%, to $2,459 million for the thirteen weeks ended November 1, 2014, compared to $2,491 million for the same period last year. Net sales for the thirteen weeks ended November 1, 2014 included the impact of foreign currency translation, which decreased Net sales by $43 million.
Excluding the impact of foreign currency translation, the increase in Net sales for the thirteen weeks ended November 1, 2014 was primarily due to an increase in net sales from new locations within our International segment. Additionally contributing to the increase in Net sales was an increase in our International comparable store net sales primarily driven by an increase in the number of transactions. Partially offsetting the increase in Net sales was a decrease in Domestic comparable store net sales primarily driven by a decrease in the number of transactions.

	39 Weeks Ended
					Percentage of Net Sales
($ In millions)	November 1, 2014	November 2, 2013	$ Change	% Change	November 1, 2014	November 2, 2013
Domestic	$4,439	$4,391	$48	1.1%	60.2%	60.3%
International	2,939	2,885	54	1.9%	39.8%	39.7%
Toys “R” Us - Consolidated	$7,378	$7,276	$102	1.4%	100.0%	100.0%
Net sales increased by $102 million or 1.4%, to $7,378 million for the thirty-nine weeks ended November 1, 2014, compared to $7,276 million for the same period last year. Net sales for the thirty-nine weeks ended November 1, 2014 included the impact of foreign currency translation, which decreased Net sales by $55 million.
Excluding the impact of foreign currency translation, the increase in Net sales for the thirty-nine weeks ended November 1, 2014 was primarily due to an increase in our Domestic and International comparable store net sales. The increase in comparable store net sales was primarily driven by an increase in the number of transactions. Additionally contributing to the increase in Net sales was an increase in net sales from new locations within our International segment.
Domestic
Net sales for the Domestic segment decreased by $21 million or 1.4%, to $1,440 million for the thirteen weeks ended November 1, 2014, compared to $1,461 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 1.0%.
The decrease in comparable store net sales resulted primarily from decreases in our entertainment, learning and baby product categories. The decrease in our entertainment category was primarily due to decreased sales of interactive video game figurines and video game software. The decrease in our learning category was primarily due to decreased sales of creative activity products and educational electronics. The decrease in our baby product category was primarily due to decreased sales of consumables. Partially offsetting these decreases was an increase in our core toy category primarily as a result of increased sales of girls’ role play products and accessories.
Net sales for the Domestic segment increased by $48 million or 1.1%, to $4,439 million for the thirty-nine weeks ended November 1, 2014, compared to $4,391 million for the same period last year. The increase in Net sales was primarily a result of an increase in comparable store net sales of 1.5%.
The increase in comparable store net sales resulted primarily from increases in our core toy and learning categories. The increase in our core toy category was primarily due to increased sales of girls’ role play products and accessories. The increase in our learning category was primarily due to increased sales of construction toys. Partially offsetting these increases was a decrease in our seasonal category primarily as a result of decreased sales of outdoor products.
International
Net sales for the International segment decreased by $11 million or 1.1%, to $1,019 million for the thirteen weeks ended November 1, 2014, compared to $1,030 million for the same period last year. Excluding a $43 million decrease in Net sales due to foreign currency translation, International Net sales increased primarily as a result of an increase in net sales from new locations and an increase in comparable store net sales of 1.1%.
The increase in comparable store net sales resulted primarily from increases in our core toy and seasonal categories. The increase in our core toy category was primarily due to increased sales of action figures. The increase in our seasonal category was primarily due to increased sales of outdoor products. Partially offsetting these increases was a decrease in our entertainment category primarily as a result of decreased sales of video game software, systems and accessories.
Net sales for the International segment increased by $54 million or 1.9%, to $2,939 million for the thirty-nine weeks ended November 1, 2014, compared to $2,885 million for the same period last year. Excluding a $55 million decrease in Net sales due to foreign currency translation, International Net sales increased primarily as a result of an increase in net sales from new locations and an increase in comparable store net sales of 1.5%.
The increase in comparable store net sales resulted primarily from increases in our core toy, seasonal and learning categories. The increase in our core toy category was primarily due to increased sales of action figures. The increase in our seasonal category was primarily due to increased sales of outdoor products. The increase in our learning category was primarily due to increased sales of construction toys. Partially offsetting these increases was a decrease in our entertainment category primarily as a result of decreased sales of video game software, accessories and systems.

Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.
Gross Margin

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	November 1, 2014	November 2, 2013	$ Change	November 1, 2014	November 2, 2013	Change
Domestic	$508	$489	$19	35.3%	33.5%	1.8%
International	400	407	(7)	39.3%	39.5%	(0.2)%
Toys “R” Us - Consolidated	$908	$896	$12	36.9%	36.0%	0.9%

Gross margin increased by $12 million to $908 million for the thirteen weeks ended November 1, 2014, compared to $896 million for the same period last year. Foreign currency translation decreased Gross margin by $16 million.
Gross margin, as a percentage of Net sales, increased by 0.9 percentage points for the thirteen weeks ended November 1, 2014 compared to the same period last year. The increase in Gross margin, as a percentage of Net sales, was primarily the result of margin improvements in our Domestic segment within certain categories mainly attributable to promotional efficiencies (reduction in the depth and breadth of promotions).

	39 Weeks Ended
				Percentage of Net Sales
($ In millions)	November 1, 2014	November 2, 2013	$ Change	November 1, 2014	November 2, 2013	Change
Domestic	$1,564	$1,558	$6	35.2%	35.5%	(0.3)%
International	1,178	1,158	20	40.1%	40.1%	—%
Toys “R” Us - Consolidated	$2,742	$2,716	$26	37.2%	37.3%	(0.1)%
Gross margin increased by $26 million to $2,742 million for the thirty-nine weeks ended November 1, 2014, compared to $2,716 million for the same period last year. Foreign currency translation decreased Gross margin by $17 million.
Gross margin, as a percentage of Net sales, decreased by 0.1 percentage point for the thirty-nine weeks ended November 1, 2014 compared to the same period last year. The decrease in Gross margin, as a percentage of Net sales, was primarily the result of margin declines in our Domestic segment due to promotional and clearance efforts in the first half of fiscal 2014 partially resulting from an incremental $8 million net loss on previously identified clearance inventory written down in the fourth quarter of fiscal 2013.
Domestic
Gross margin increased by $19 million to $508 million for the thirteen weeks ended November 1, 2014, compared to $489 million for the same period last year. Gross margin, as a percentage of Net sales, increased by 1.8 percentage points for the thirteen weeks ended November 1, 2014 compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from overall margin improvements predominantly in our baby product and core toy categories due to promotional efficiencies (reduction in the depth and breadth of promotions).
Gross margin increased by $6 million to $1,564 million for the thirty-nine weeks ended November 1, 2014, compared to $1,558 million for the same period last year. Gross margin, as a percentage of Net sales, decreased by 0.3 percentage points for the thirty-nine weeks ended November 1, 2014 compared to the same period last year.
The decrease in Gross margin, as a percentage of Net sales, resulted primarily from margin declines due to promotional and clearance efforts in the first half of fiscal 2014, partially resulting from an incremental $8 million net loss on previously identified clearance inventory written down in the fourth quarter of fiscal 2013. This was partially offset by overall margin improvements within our baby product category.
International
Gross margin decreased by $7 million to $400 million for the thirteen weeks ended November 1, 2014, compared to $407 million for the same period last year. Foreign currency translation decreased Gross margin by $16 million. Gross margin, as a percentage of Net sales, remained relatively consistent for the thirteen weeks ended November 1, 2014 compared to the same period last year.
Gross margin increased by $20 million to $1,178 million for the thirty-nine weeks ended November 1, 2014, compared to $1,158 million for the same period last year. Foreign currency translation decreased Gross margin by $17 million. Gross margin, as a percentage of Net sales, remained relatively consistent for the thirty-nine weeks ended November 1, 2014 compared to the same period last year.

Selling, General and Administrative Expenses
The following are the types of costs included in SG&A:

•	store payroll and related payroll benefits;

•	rent and other store operating expenses;

•	advertising and promotional expenses;

•	costs associated with operating our distribution network, including costs related to transporting merchandise from distribution centers to stores;

•	restructuring charges; and

•	other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	November 1, 2014	November 2, 2013	$ Change	November 1, 2014	November 2, 2013	Change
Toys “R” Us - Consolidated	$931	$959	$(28)	37.9%	38.5%	(0.6)%
SG&A decreased by $28 million to $931 million for the thirteen weeks ended November 1, 2014, compared to $959 million for the same period last year. Foreign currency translation decreased SG&A by $15 million. As a percentage of Net sales, SG&A decreased by 0.6 percentage points.
Excluding the impact of foreign currency translation, the decrease in SG&A was primarily due to an $8 million decrease in advertising and promotional expenses and a $4 million decrease in advisory fees as a result of an amendment to the advisory agreement we have with Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”). Refer to Note 8 within our Condensed Consolidated Financial Statements entitled “Related Party Transactions” for further details.

	39 Weeks Ended
				Percentage of Net Sales
($ In millions)	November 1, 2014	November 2, 2013	$ Change	November 1, 2014	November 2, 2013	Change
Toys “R” Us - Consolidated	$2,726	$2,735	$(9)	36.9%	37.6%	(0.7)%
SG&A decreased by $9 million to $2,726 million for the thirty-nine weeks ended November 1, 2014, compared to $2,735 million for the same period last year. Foreign currency translation decreased SG&A by $16 million. As a percentage of Net sales, SG&A decreased by 0.7 percentage points.
Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to a $17 million increase in occupancy costs, predominantly as a result of an increase in new stores, an increase in common area maintenance expenses and closure costs mainly associated with distribution centers. Additionally contributing to the increase in SG&A was a $15 million increase in payroll expenses and an $8 million increase in professional fees. These increases were partially offset by a $20 million decrease in legal expenses related to the prior year judgment in the Aleo v. SLB Toys USA, Inc. (“Aleo”) case and a $17 million decrease in advertising and promotional expenses.

Depreciation and Amortization

	13 Weeks Ended			39 Weeks Ended
(In millions)	November 1, 2014	November 2, 2013	Change	November 1, 2014	November 2, 2013	Change
Toys “R” Us - Consolidated	$86	$92	$(6)	$285	$287	$(2)
Depreciation and amortization decreased by $6 million for the thirteen weeks ended November 1, 2014, compared to the same period last year. Foreign currency translation decreased Depreciation and amortization by $1 million. Excluding the impact of foreign currency translation, the decrease was primarily due to fully depreciated assets.
Depreciation and amortization decreased by $2 million for the thirty-nine weeks ended November 1, 2014, compared to the same period last year. Foreign currency translation decreased Depreciation and amortization by $1 million.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	net gains on sales of properties;

•	impairment of long-lived assets;

•	foreign exchange gains and losses; and

•	other operating income and expenses.

	13 Weeks Ended			39 Weeks Ended
(In millions)	November 1, 2014	November 2, 2013	Change	November 1, 2014	November 2, 2013	Change
Toys “R” Us - Consolidated	$16	$15	$1	$43	$47	$(4)
Other income, net increased by $1 million to $16 million for the thirteen weeks ended November 1, 2014, compared to $15 million for the same period last year.
Other income, net decreased by $4 million to $43 million for the thirty-nine weeks ended November 1, 2014, compared to $47 million for the same period last year. The decrease was primarily due to a $3 million decrease in net gains on sales of properties.

Interest Expense

	13 Weeks Ended			39 Weeks Ended
(In millions)	November 1, 2014	November 2, 2013	Change	November 1, 2014	November 2, 2013	Change
Toys “R” Us - Consolidated	$129	$189	$(60)	$339	$419	$(80)
Interest expense decreased by $60 million to $129 million for the thirteen weeks ended November 1, 2014, compared to $189 million for the same period last year. The decrease in Interest expense was primarily due to $77 million of incremental interest expense associated with the prior year repayment of the $950 million 10.750% senior unsecured notes due fiscal 2017, composed of a redemption premium of $51 million, and the the write-off of unamortized original issue discount and deferred debt issuance costs. Partially offsetting the decrease in Interest expense was $35 million of incremental expense, composed of the write-off of portions of unamortized deferred debt issuance costs and original issue discount related to the current year extinguishment of the Secured term loan facility, the Incremental secured term loan facility, the Second incremental secured term loan facility and the 7.375% senior secured notes due fiscal 2016, as well as a redemption premium of $6 million on the 7.375% senior secured notes due fiscal 2016.
Interest expense decreased by $80 million to $339 million for the thirty-nine weeks ended November 1, 2014, compared to $419 million for the same period last year. The decrease in Interest expense was primarily due to $77 million of incremental interest expense associated with the prior year repayment of the $950 million 10.750% senior unsecured notes due fiscal 2017, composed of a redemption premium of $51 million, and the the write-off of unamortized original issue discount and deferred debt issuance costs. Additionally contributing to the decrease was $23 million in savings associated with the refinancing of the $950 million 10.750% senior unsecured notes due fiscal 2017 to a $985 million senior unsecured term loan facility due fiscal 2019 at a lower rate of interest. Partially offsetting the decrease in Interest expense was $35 million of incremental expense, composed of the write-off of portions of unamortized deferred debt issuance costs and original issue discount related to the current year extinguishment of the Secured term loan facility, the Incremental secured term loan facility, the Second incremental secured term loan facility and the 7.375% senior secured notes due fiscal 2016, as well as a redemption premium of $6 million on the 7.375% senior secured notes due fiscal 2016.
As a result of the third quarter of fiscal 2014 refinancing of the Secured term loan facility and credit agreement for the ABL Facility to provide for the Secured Term B-4 Loan and the Tranche A-1 Loan, each as defined below, respectively, we expect that our annual Interest expense will increase primarily due to a higher rate of interest.

Interest Income

	13 Weeks Ended			39 Weeks Ended
(In millions)	November 1, 2014	November 2, 2013	Change	November 1, 2014	November 2, 2013	Change
Toys “R” Us - Consolidated	1	2	(1)	3	6	(3)
Interest income decreased by $1 million to $1 million for the thirteen weeks ended November 1, 2014, compared to $2 million for the same period last year.
Interest income decreased by $3 million to $3 million for the thirty-nine weeks ended November 1, 2014, compared to $6 million for the same period last year. The decrease was primarily due to the April 2013 maturity of our Vanwall Finance PLC debt security holdings.

Income Tax (Benefit) Expense
The following table summarizes our income tax (benefit) expense and effective tax rates for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013:

	13 Weeks Ended		39 Weeks Ended
($ In millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Loss before income taxes	$(221)	$(327)	$(562)	$(672)
Income tax (benefit) expense	(9)	278	(7)	157
Effective tax rate	4.1%	(85.0)%	1.2%	(23.4)%
The effective tax rates for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 0.3% for the thirty-nine weeks ended November 1, 2014 compared to 1.2% for the same period last year. The difference between our forecasted annualized effective tax rates is primarily due to a change in the mix and level of earnings between jurisdictions.
For the thirteen weeks ended November 1, 2014, our effective tax rate was impacted by a tax benefit of $5 million resulting from a $6 million benefit related to a decrease in the cost of repatriating foreign earnings which was offset by a tax expense of $1 million for adjustments to deferred taxes resulting from a change in statutory tax rate. For the thirteen weeks ended November 2, 2013, our effective tax rate was impacted by a tax expense of $161 million related to an increase in our valuation allowance on deferred tax assets that existed as of the beginning of the year in the U.S. Federal and state jurisdictions, as well as in certain foreign jurisdictions, as the Company determined that it was more likely than not that these assets would not be realized in the foreseeable future. This conclusion was based on the weight of the available positive and negative evidence, including the Company reaching the three year cumulative loss threshold in these jurisdictions (after adjustments required for tax purposes).
For the thirty-nine weeks ended November 1, 2014, our effective tax rate was impacted by a tax benefit of $5 million resulting from $6 million benefit related to a decrease in the cost of repatriating foreign earnings which was offset by a tax expense of $1 million for adjustments to deferred taxes resulting from a change in statutory tax rate. For the thirty-nine weeks ended November 2, 2013, our effective tax rate was impacted by a tax expense of $161 million related to an increase in valuation allowance on deferred tax assets that existed as of the beginning of the year in the U.S. Federal and state jurisdictions, as well as in certain foreign jurisdictions, as the Company determined that was more likely than not that these assets would not be realized in the foreseeable future. This conclusion was based on the weight of the available positive and negative evidence, including the Company reaching the three year cumulative loss threshold in these jurisdictions (after adjustments required for tax purposes). There were additional expense of $5 million related to adjustments to deferred taxes resulting from a change in statutory tax rate and $1 million related to state income taxes. These tax expenses were partially offset by a tax benefit of $2 million related to adjustments to taxes payable.

Non-GAAP Financial Measure - Adjusted EBITDA
We believe Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Investors in the Company regularly request Adjusted EBITDA as a supplemental analytical measure to, and in conjunction with, the Company’s GAAP financial data. We understand that investors use Adjusted EBITDA, among other things, to assess our period-to-period operating performance and to gain insight into the manner in which management analyzes operating performance.
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
A reconciliation of Net loss attributable to Toys “R” Us, Inc. to EBITDA and Adjusted EBITDA is as follows:

	13 Weeks Ended		39 Weeks Ended
(In millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net loss attributable to Toys “R” Us, Inc.	$(213)	$(605)	$(557)	$(829)

Add:
Income tax (benefit) expense	(9)	278	(7)	157
Interest expense, net	128	187	336	413
Depreciation and amortization	86	92	285	287
EBITDA	(8)	(48)	57	28

Adjustments:
Sponsors’ management and advisory fees (a)	2	6	14	17
Litigation expense (b)	—	—	—	20
Severance	1	—	10	13
Store closure costs	3	—	7	—
Impairment of long-lived assets (c)	1	4	8	7
Net gains on sales of properties	(2)	(1)	(5)	(8)
Compensation expense (d)	10	2	15	1
Property losses, net of insurance recoveries (e)	(2)	—	(9)	—
Obsolete inventory clearance (f)	—	—	8	—
Other (g)	1	—	3	—
Adjusted EBITDA (h)	$6	$(37)	$108	$78

(a)	Represents the fees expensed to Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust (collectively, the “Sponsors”) in accordance with the advisory agreement.

(b)	Represents litigation expenses recognized in fiscal 2013 related to the judgment in the Aleo case.

(c)	Asset impairments primarily due to the identification of underperforming stores and the relocation of certain stores.

(d)
Represents the incremental compensation expense related to certain one-time awards and modifications, net of forfeitures of certain officers' awards. Commencing in the second quarter of fiscal 2014, we have revised our definition of Adjusted EBITDA to include the impact of forfeitures of certain officers' awards and have therefore revised our prior year's Adjusted EBITDA.

(e)	Represents property losses and insurance claims recognized.

(f)	Represents an incremental loss on previously identified clearance inventory.

(g)	Represents miscellaneous other charges which were not individually significant for separate disclosure.

(h)
Adjusted EBITDA is defined as EBITDA (earnings before net interest income (expense), income tax (benefit) expense, depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess actual operating performance including certain items which are generally non-recurring. We have historically excluded the impact of such items from internal performance assessments. We believe that excluding items such as Sponsors’ management and advisory fees, asset impairment charges, restructuring charges, impact of litigation, noncontrolling interest, net gains on sales of properties and other charges, helps investors compare our operating performance with our results in prior periods. We believe it is appropriate to exclude these items as they are not related to ongoing operating performance and, therefore, limit comparability between periods and between us and similar companies.

Liquidity and Capital Resources
Overview
As of November 1, 2014, we were in compliance with all of the covenants related to our outstanding debt. On March 21, 2014, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement for its $1.85 billion secured revolving credit facility (“ABL Facility”) in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended will continue to provide for $1.85 billion of revolving commitments. At November 1, 2014, under the ABL Facility, we had outstanding borrowings of $782 million, a total of $95 million of outstanding letters of credit and excess availability of $902 million. We are also subject to a minimum excess availability covenant, which was $125 million at November 1, 2014, with remaining availability of $777 million in excess of the covenant.
Toys “R” Us-Japan, Ltd. (“Toys-Japan”) currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Tranche 1 is available in amounts of up to ¥13.0 billion ($116 million at November 1, 2014), expiring on June 30, 2015. At November 1, 2014, we had outstanding borrowings of $30 million under Tranche 1, with $86 million of remaining borrowing availability.
On July 15, 2014, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is available in amounts of up to ¥3.5 billion ($31 million at November 1, 2014), expiring on June 30, 2016. At November 1, 2014, we had outstanding borrowings of $31 million under Tranche 2, with no remaining borrowing availability.
On July 15, 2014, Toys-Japan amended its uncommitted line of credit resulting in total availability of ¥1.5 billion ($13 million at November 1, 2014), which will renew August 1 of each year unless otherwise canceled. As of November 1, 2014, we had no outstanding borrowings under the uncommitted line of credit.
On September 17, 2014, Toys-Japan entered into an uncommitted line of credit with a financial institution that is part of our Tranche 1 syndicate. The uncommitted line of credit of ¥0.5 billion ($4 million at November 1, 2014) bears an interest rate of the short-term prime rate plus 1.00%, as defined in the agreement, and matures on August 31, 2015. As the agreement states that the borrowings associated with this line of credit plus the borrowings associated with this financial institution’s portion of Tranche 1 borrowings cannot exceed its already committed credit of ¥1.5 billion, this new uncommitted line of credit does not result in incremental availability. As of November 1, 2014, we had no outstanding borrowings under the uncommitted line of credit.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($221 million at November 1, 2014) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At November 1, 2014, we had outstanding borrowings of $65 million, with $138 million of remaining availability under the European ABL Facility.
Toys (Labuan) Holding Limited (“Labuan”) has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$301 million ($39 million at November 1, 2014). As of November 1, 2014, we had $12 million of borrowings and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $24 million.
We are dependent on the borrowings provided by our lenders to support our working capital needs, capital expenditures and to service debt. As of November 1, 2014, we have funds available to finance our operations under our ABL Facility through March 2019, subject to an earlier springing maturity, our European ABL Facility through March 2016 and our Toys-Japan unsecured credit lines with a tranche maturing June 2015 and a tranche maturing June 2016. In addition, Labuan and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
In general, our primary uses of cash are providing for working capital purposes (which principally represents the purchase of inventory), servicing debt, remodeling existing stores, financing construction of new stores and paying expenses, such as payroll costs and rental expense, to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the fourth quarter holiday selling season. For the thirty-nine weeks ended November 1, 2014, peak borrowings under our revolving credit facilities and credit lines amounted to $907 million. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations and borrowings under our revolving credit facilities and credit lines.
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
The following table presents our capital expenditures for the thirty-nine weeks ended November 1, 2014 and November 2, 2013:

	39 Weeks Ended
(In millions)	November 1, 2014	November 2, 2013
Information technology	$50	$42
Other store-related projects (1)	39	68
New stores (2)	27	54
Distribution centers	23	11
Total capital expenditures	$139	$175

(1)	Includes store updates and other projects including conversions.

(2)	Includes single format stores (including Express stores) as well as SBS relocations.

Cash Flows

	39 Weeks Ended
(In millions)	November 1, 2014	November 2, 2013	Change
Net cash used in operating activities	$(877)	$(944)	$67
Net cash used in investing activities	(122)	(142)	20
Net cash provided by financing activities	767	349	418
Effect of exchange rate changes on Cash and cash equivalents	(6)	(12)	6
Net decrease during period in Cash and cash equivalents	$(238)	$(749)	$511
Cash Flows Used in Operating Activities
Net cash used in operating activities decreased $67 million to $877 million for the thirty-nine weeks ended November 1, 2014, compared to $944 million for the thirty-nine weeks ended November 2, 2013. The decrease in Net cash used in operating activities was primarily due to improved operating performance and a decrease in merchandise purchases, partially offset by an increase in vendor payments due to timing.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased $20 million to $122 million for the thirty-nine weeks ended November 1, 2014, compared to $142 million for the thirty-nine weeks ended November 2, 2013. The decrease in Net cash used in investing activities was primarily due to a $36 million reduction in capital expenditures, $30 million in restricted cash primarily required to be held in the prior year in conjunction with the terms of the New UK Propco Facility Agreement and a prior year purchase of $20 million in debt securities of Debussy DTC Plc. The decrease in Net cash used in investing activities was partially offset by a prior year repayment of $52 million for the Vanwall Finance Plc. debt securities held by us and a $16 million decrease in proceeds received from sales of fixed assets compared to prior year.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased $418 million to $767 million for the thirty-nine weeks ended November 1, 2014, compared to $349 million for the thirty-nine weeks ended November 2, 2013. The increase in Net cash provided by financing activities was primarily attributable to a $397 million increase in net debt borrowings. Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt.

Debt
Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt and any of the transactions described below.
As of November 1, 2014, we had total indebtedness of $5.8 billion, of which $3.6 billion was secured indebtedness.
During the thirty-nine weeks ended November 1, 2014, the following events occurred with respect to our debt structure:

•
On October 24, 2014, Toys-Delaware amended the credit agreement for the Secured term loan facility to provide for, among other things, a new tranche of term loans in an aggregate principal amount of $1,026 million due fiscal 2020 (the “Secured Term B-4 Loan”). Additionally, Toys-Delaware and certain of its subsidiaries amended the credit agreement for the ABL Facility to provide for, among other things, a new tranche of loans in an aggregate principal amount of $280 million due fiscal 2019 (the “Tranche A-1 Loan”). The Secured Term B-4 Loan and the Tranche A-1 Loan, together with other sources and funds available to Toys-Delaware, were used to (i) refinance in full the Secured term loan facility due fiscal 2016, (ii) extend $380 million of the term loans due fiscal 2018 under the Incremental secured term loan facility and the Second incremental secured term loan facility into the Secured Term B-4 Loan and (iii) redeem all of the 7.375% senior secured notes due fiscal 2016, plus accrued interest, premiums and fees.

•
On July 15, 2014, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is available in amounts of up to ¥3.5 billion, expiring on June 30, 2016.

•
On March 21, 2014, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement for the ABL Facility in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended will continue to provide for $1.85 billion of revolving commitments, and permits Toys-Delaware to request an increase in commitments by up to $1.15 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The ABL Facility has a final maturity date of March 21, 2019, with a springing maturity date if the Toys-Delaware term loans due fiscal 2018 are not repaid 30 days prior to maturity.

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

Contractual Obligations
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Due to the changes in our Long-term debt during the thirty-nine weeks ended November 1, 2014 described in Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt,” we have provided updated Short-term borrowings and long-term debt and interest payment information. The following table summarizes our the contractual obligations associated with our Short-term borrowings and long-term debt and related interest payments as of November 1, 2014.

	Payments Due By Period
(In millions)	Remainder of Fiscal 2014	Fiscals 2015 & 2016	Fiscals 2017 & 2018	Fiscals 2019 and thereafter	Total
Short-term borrowings and long-term debt (1)(2)	$54	$286	$1,868	$3,411	$5,619
Interest payments (1)(3)(4)(5)	93	740	620	218	1,671
Total	$147	$1,026	$2,488	$3,629	$7,290

(1)
Reflects the current year issuance of the Secured Term B-4 Loan and the Tranche A-1 Loan which refinanced the Secured term loan facility, the Incremental secured term loan facility, the Second incremental secured term loan facility and the 7.375% senior secured notes due fiscal 2016.

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

(5)	On November 26, 2014, we terminated a $350 million notional amount interest rate swap which was originally scheduled to expire in September 2016. As a result, we received cash proceeds of $10 million.

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

Recently Adopted Accounting Pronouncements
In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting” (“ASU 2014-17”). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, “Accounting Changes and Error Corrections”. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The Company has adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed of. Early adoption is permitted, but only for disposals (or assets classified as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the amendments in ASU 2014-08, effective February 2, 2014. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.
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
These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of our business, competition in the retail industry, changes in our product distribution mix and distribution channels, general economic factors in the United States and other countries in which we conduct our business, consumer spending patterns, our ability to implement our strategy including implementing initiatives for season, our ability to recognize cost savings, the availability of adequate financing, access to trade credit, changes in consumer preferences, changes in employment legislation, our dependence on key vendors for our merchandise, political and other developments associated with our international operations, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact our business, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on March 31, 2014, and in our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the thirty-nine weeks ended November 1, 2014. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our third quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On October 10, 2014, the Company closed its previously announced offer (the “Award Exchange”) to certain participants, including certain named executive officers, to exchange their outstanding stock options that were granted prior to fiscal 2014 (“Old Options”) under the Company’s Amended and Restated 2005 Management Equity Plan, as amended, or the Company’s 2010 Incentive Plan, as amended (the “2010 Incentive Plan”), for new stock options granted under the 2010 Incentive Plan (“New Options”) on a one-for-one basis. Pursuant to the Award Exchange, a total of 1,566,307 Old Options were canceled and an equal amount of New Options with an exercise price of $8.00 per share were issued under the 2010 Incentive Plan. Also as previously disclosed, on October 14, 2014, the Company completed an award exchange with an executive officer under which the Company issued a total of 681,820 time-based and performance based new stock options with an exercise price of $8.00 per share in exchange for 500,000 time-based and performance based outstanding stock options and the cancellation of 90,910 unvested restricted stock units. The private offers to exchange outstanding equity awards for newly granted stock options described above were made pursuant to Section 4(a)(2) or Rule 701 under the Securities Act of 1933, as amended. For more information about the exchanges and the new stock options granted, see the Current Report on Form 8-K, filed by the Company on October 16, 2014.

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

TOYS “R” US, INC.
(Registrant)

Date: December 11, 2014	/s/ Michael J. Short
Michael J. Short
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.1	First Amendment, dated as of October 24, 2014, to the Third Amended and Restated Credit Agreement, dated as of March 21, 2014.

10.2	Amendment No. 3, dated as of October 24, 2014, to the Amended and Restated Credit Agreement, dated as of August 24, 2010.

10.3
Amendment No. 1, dated as of October 24, 2014, to the Amended and Restated Intercreditor Agreement, dated as of August 24, 2010, as amended, by and among Bank of America, N.A, as Term Agent and as ABL Agent and Toys “R” Us - Delaware, Inc., as the ABL Lead Borrower and the Term Borrower and certain other subsidiaries of Toys “R” Us - Delaware, Inc., as Facility Guarantors.

10.4	Guarantee, dated as of October 24, 2014 among Wayne Real Estate Parent Company, LLC as the Guarantor and Bank of America, N.A., as Administrative Agent.

10.5	Amendment No. 2, dated September 4, 2014, to the Toys “R” Us, Inc. 2010 Incentive Plan.

10.6	October 2014 Non-Qualified Stock Option Agreement, effective October 10, 2014, to the Toys “R” Us, Inc. 2010 Incentive Plan, as amended, for all countries other than France.

10.7	Amendment No. 3, dated August 29, 2014, to the Advisory Agreement among the Registrant, Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck LLC.

10.8	Amended and Restated Employment Agreement between Toys “R” Us, Inc. and Deborah M. Derby, dated as October 13, 2014.

10.9	Form of Retention Bonus Agreement for Executive Vice Presidents.

10.10	2014 Option and Restricted Stock Unit Exchange, Notice to Harry J. Mullany, III, effective as of October 24, 2014.

10.11	Amendment, dated October 14, 2014, to the Employment Agreement between Toys “R” Us, Inc. Sucursal en Espana, and Antonio Urcelay, dated March 3, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document