Form 10-K
period 2015-01-31
TOYS R US INC
filed 2015-03-26
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015 Commission file number 1-11609
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 2, 2015, there were 49,201,899 outstanding shares of common stock, $0.001 par value per share, of Toys “R” Us, Inc., none of which were publicly traded.
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
These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of our business, competition in the retail industry, changes in our product distribution mix and distribution channels, general economic factors in the United States and other countries in which we conduct our business, consumer spending patterns, birth rates, our ability to implement our strategy including implementing initiatives for season, our ability to recognize cost savings, marketing strategies, the availability of adequate financing, access to trade credit, changes in consumer preferences, changes in employment legislation, our dependence on key vendors for our merchandise, political and other developments associated with our international operations, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact our business, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements and other risks, uncertainties and factors set forth under Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K and in our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

PART I

ITEM 1.	BUSINESS
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2014 ended January 31, 2015; fiscal 2013 ended February 1, 2014; and fiscal 2012 ended February 2, 2013. With the exception of fiscal 2012, which included 53 weeks, all other fiscal years presented include 52 weeks. References to 2014, 2013 and 2012 are to our fiscal years unless otherwise specified.
Overview
We are the leading global specialty retailer of toys and baby products as measured by Net sales. Toys “R” Us, Inc. is recognized as the toy and baby authority. We sell a variety of products in the baby, core toy, entertainment, learning and seasonal categories through our retail locations and the Internet. Our brand names are highly recognized in North America, Europe and Asia, and our expertise in the toy and baby retail space, our broad range of product offerings, our substantial scale and geographic footprint and our strong vendor relationships account for our market-leading position and distinguish us from the competition.
As of January 31, 2015, we operated 1,602 stores and licensed an additional 212 stores. These stores are located in 37 countries and jurisdictions around the world under the Toys “R” Us, Babies “R” Us and FAO Schwarz banners. In addition, we operate Toys “R” Us Express stores (“Express stores”), smaller format stores primarily open on a short-term basis during the holiday season. During the fiscal 2014 holiday season, we operated 265 Express stores, of which 115 were still open as of January 31, 2015. Of the 115 Express stores that remained open, 66 have been included in our overall store count as they each have a cumulative lease term of at least two years. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and toys.com, as well as other Internet sites we operate in our international markets. For fiscal 2014, we generated Net sales of $12,361 million, Net loss attributable to Toys “R” Us, Inc. of $292 million and Adjusted EBITDA of $642 million. For the definition of Adjusted EBITDA, an explanation of why we present it and a description of the limitations of this non-GAAP measure, as well as a reconciliation to Net loss attributable to Toys “R” Us, Inc., see Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.
History
Our Company was founded in Washington D.C. in 1948 when Charles Lazarus opened a baby furniture store, Children’s Bargain Town. The Toys “R” Us name made its debut in 1957. In 1978, we completed an initial public offering of our common stock. When Charles Lazarus retired as our Chief Executive Officer in 1994, we operated or licensed over 1,000 stores in 17 countries and jurisdictions. In 1996, we established the Babies “R” Us brand, further solidifying our reputation as a leading consumer destination for children and their families.
On July 21, 2005, we were acquired by an investment group led by entities advised by or affiliated with Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P., and Vornado Realty Trust. We refer to this collective ownership group as our “Sponsors.” Upon the completion of this acquisition, we became a private company.
Our Business
We believe we offer our customers the most comprehensive year-round selection of merchandise in the retail toy and baby categories through our “R” Us branded stores and through the Internet. On average, our domestic and international stores (other than Express stores) offer 12,000 and 7,500 items year-round, respectively. Express stores, due to their size, typically carry 2,500 items. We believe that our differentiated product assortment, private label and exclusively licensed product offerings and expert service enable us to command a reputation as the shopping destination for toys and baby products. We seek to differentiate ourselves from our competitors in several key areas, including product selection, product presentation, service, in-store experience and marketing. We are able to provide vendors with a year-round distribution outlet for the broadest assortment of their products. Over the past year, we have commenced the implementation of our strategic plan to improve and strengthen our Toys “R” Us - Domestic (“Domestic”) and Toys “R” Us - International (“International”) segments over the short-term, while implementing new initiatives which we believe will put the Company on track for profitable growth in the future. We also continue to seek opportunities to optimize our cost structure and enhance efficiencies throughout the organization.

Our customer promise is to provide the broadest selection of products to help kids and babies develop, learn, have fun and be safe; be the easiest place to research and find solutions throughout the journey of parenthood; be the best resource for children’s gift giving occasions; offer fair prices; deliver expert and unique service; and provide customers the ability to shop whenever, wherever and however they want.
Senior Management Team
In fiscal 2014, we strengthened our senior management team with a number of key hires at the senior management level across a broad range of disciplines, including finance, marketing and operations. These hires, along with existing management, provide us with a fresh perspective on the business and a wealth of relevant experience in leading key areas of our business strategy.
Omnichannel
We have well-developed omnichannel capabilities through which we integrate our e-commerce and brick-and-mortar businesses. The “Buy Online, Pick Up In Store” program, available within all stores in the United States, the United Kingdom, Canada and Germany, offers customers the ability to browse and shop from the comfort of their own homes, while giving them the flexibility to pick up their purchases in-store, usually within the same day. In addition, our “Ship to Store” program allows customers in the United States to purchase online items that may not be currently available in their local store, and have their order delivered to the local store of their choice, free of shipping charges. We also have “Pay In-Store,” which enables customers to shop online and pay for their items in any one of our stores across the United States.
The “Ship from Store” program leverages inventory from the majority of our U.S. stores to improve the speed with which customers receive their online orders, as well as provide an additional option to fulfill these orders. This feature is also available in several of our international countries. Our loyalty programs in the U.S., including the Babies “R” Us Registry, Geoffrey’s Birthday Club and Rewards “R” Us, all offer online functionality which we believe deepens our relationship with our customers and complements the in-store experience. In addition, we have maintained our competitive free shipping offer in the U.S. for purchases $49 and above, which we implemented at the end of fiscal 2013.
Internationally, we have an online presence in 19 countries, which includes Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, the Netherlands, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. Additionally, we offer international shipping through a third party for select products ordered online to more than 60 countries across Asia, the Caribbean, Central America, Europe, North America and South America. This service allows customers to place orders domestically and have them delivered across the world, and more importantly, it allows us to expand the global reach of our brands to countries where we do not currently have any physical stores. For fiscal years 2014, 2013 and 2012, our consolidated e-commerce business generated net sales of $1,229 million, $1,151 million and $1,135 million, respectively.
International Store Portfolio Expansion
We believe that we have the potential to continue to grow the number of stores in our international store portfolio, particularly those in the emerging economies which are seeing overall GDP growth and rising incomes. In line with this strategy, in fiscal 2011 the Company acquired a 70% ownership interest in Toys (Labuan) Holding Limited (“Labuan”) from Li & Fung, which includes locations in Brunei, China, Hong Kong, Malaysia, Singapore, Taiwan and Thailand. In fiscal 2014, we increased stores operated in Labuan from 129 Toys “R” Us retail stores as of February 1, 2014 (90 which were acquired in fiscal 2011) to 159 stores as of January 31, 2015. In addition, in fiscal 2011 we expanded our operated stores to Poland and have 9 stores there as of January 31, 2015. Our licensed store base has continued to expand as we identify opportunities in markets where we do not already have a physical store presence. As a result, from February 1, 2014 to January 31, 2015, our International operated and licensed stores have increased by 26 and 27 locations, respectively.

Marketing and Customer Loyalty Programs
We believe that we have achieved our leading market position largely as a result of building highly recognized brand names, year-round breadth of product offerings, knowledgeable employees and strong loyalty programs. We use a variety of broad-based and targeted marketing and advertising strategies to reach consumers. These strategies include mass marketing programs such as e-mail marketing, national television and radio spots, direct mail, targeted magazine advertisements, catalogs/rotos and other inserts in national or local newspapers, targeted door-to-door distribution, direct mailings to loyalty program members and in-store marketing. In the current year, we transitioned a significant portion of our marketing spend to social and digital media channels in an effort to optimize our digital versus traditional media mix compared to prior years. Our most significant single piece of advertising in the U.S. is “The Great Big Christmas Book” promotional catalog release, which is distributed through direct mail, newspapers and in-stores in advance of the holiday selling season.

The merchandising and marketing teams work closely to present the products in an engaging and innovative manner and we are focused on enhancing our in-store signage, which is carefully coordinated so that it is consistent with the current advertisements. We regularly change our banners and in-store promotions, which are advertised throughout the year, to attract consumers to visit the stores, to generate strong customer frequency and to increase average sales per customer. Our websites are used to support and supplement the promotion of products in “R” Us branded stores.
Domestically, we continue to use several programs that benefit customers during our holiday selling season. We offer a free, no minimum purchase layaway program early in the holiday selling season, which allows customers to take full advantage of the flexible payment terms provided by layaway. In addition, our “Price Match Guarantee” program matches competitors’ in-store and selected online retailer pricing on identical items.
In fiscal 2014, we re-launched our Rewards “R” Us program in the U.S., which currently has 19 million active members. As part of the re-launch, customers now earn $5 for every $125 spent and have 60 days to redeem the offer, with members of our Credit Card Program earning double the points for every $1 spent. Through this program we are able to effectively provide a variety of exclusive one-time and ongoing benefits, deals and promotions to our customers, and allow them to earn and redeem points in a more convenient fashion at our stores and online at Toysrus.com and Babiesrus.com. This includes Double Points days, Black Friday deals, Credit Card 10% Thursdays, Endless Earnings and Geoffrey’s Birthday Club membership. We believe this program results in an improved customer shopping experience and more frequent visits to our stores and online sites by our loyal customer base.
Our baby business targets the pre-natal to infant market which allows us to offer the broadest range of baby products and deliver a high level of customer service and product knowledge.  Our Babies “R” Us Registry in the U.S., which has been used by over 21 million registrants to-date, and our baby product assortment enables us to capture new customers during pregnancy, assisting our direct marketing and customer relationship initiatives, while helping customers prepare for the arrival of their newborn. Our comprehensive baby registry offered in our stores and on the Internet allows an expectant parent to list desired products and enables gift-givers to tailor purchases to the expectant parent’s specific needs and wishes. Because first-time parents tend to make multiple product purchases during a relatively short period of time, we seek to provide the expectant parent with a “one-stop shopping” venue for all baby product needs. We then become a resource for infant products such as baby formula, diapers and solid foods, as well as baby clothing and learning aids. We believe this opportunity to establish first contact with new parents enables us to develop long-lasting customer relationships with them as their children grow and they transition to becoming consumers of our products. We continue to build on these relationships as these children mature and eventually become parents themselves. Additionally, we believe that baby merchandise staples such as baby formula, diapers, infant clothing and gear provide us with a mitigant to the inherent seasonality in the toy business. Domestically, in fiscal 2014, we instituted an Endless Earnings tiered feature of our Babies “R” Us Registry, where an expectant parent receives 5% off the first $300 in purchases and 10% off every purchase thereafter with no limits, encouraging parents to continue to make purchases off the registry even after sharing it with family and friends.
Much like our Rewards “R” Us and Baby Registry programs in the U.S., we have millions of active members in similar loyalty programs around the world. Other programs include our Wish List, which allows parents and kids to create a tailored list of desired toys that gift-givers can utilize to make their purchases; Geoffrey’s Birthday Club, in which parents receive exciting offers and incentives to help prepare for their child’s birthday and kids receive special gifts and greetings from Geoffrey the Giraffe; and our Credit Card Program, which offers co-branded and private label credit cards in order for customers to finance purchases at our stores, online and at other businesses, and receive loyalty benefits, deals and promotions in exchange.
Customer Service
Compared with multi-line mass merchandisers, we believe we are able to provide more knowledgeable service to our customers through our highly trained sales force. We train our store associates to deepen their product knowledge and enhance their targeted selling skills in order to improve customer service in our stores. We are continually working to improve the allocation of products within our stores and reduce wait times at checkout counters.
This past year in the U.S., to further improve the customer experience and make it easier to shop with us, we reduced the time it takes for a customer to check-out in our stores. We also introduced new store navigation to all of our U.S. store locations, including new overhead aisle signage, welcome signage at store entrances, and way-finding signage at aisle entry points. New digital store-specific maps help customers pinpoint the location of the items they are looking for by using their smartphone to scan a Quick Response code (unique identifier) on a navigational sign at the entrance to our stores. Additionally, we introduced two new customer points of interest at the front of our toy stores designed to help customers easily find what they’re looking for--a “Here’s What’s Hot Shop” with the hottest toys and trending toys conveniently pulled together in one location and our “Gift Express” shop featuring grab-and-go gifts for $30 and under.

For the added convenience of our customers, we offer a layaway program and provide a home delivery service. In addition to our baby registry, we offer a variety of helpful publications and innovative programs, classes and services for the expectant parent, including frequent in-store product demonstrations.
During the course of fiscal 2014, we invested a greater amount of our capital in our U.S. store maintenance as part of our “Clean and Bright” initiative, which included the re-lamping of 96 stores, while retrofitting 157 stores which had outdated lighting technology. Furthermore, under this same initiative, we also identified U.S. store locations for the following:

•	removing overstocked inventory to improve the appearance of the store and our in-stock performance;

•	upgrading the floor appearance through execution of a floor care plan;

•	improving maintenance standards; and

•	replacing cart corrals outside of the stores.
Inventory Management
In fiscal 2014, we implemented a product life cycle management process to reduce clearance margin risk by instituting greater discipline around product exit dates. Additionally, we are optimizing the frequency of outbound shipments to improve distribution center labor efficiency. We have improved forecasting accuracy in an effort to properly balance lower inventory levels with higher in-stocks position. These initiatives have resulted in an improved in-stock position as compared to prior year. We also continue to focus on increasing our private label penetration, which accounted for 14% of products sold as of January 31, 2015, and expanding our use of direct sourcing.
Cost Structure Management
During fiscal 2014, we identified critical areas for improvement, including:

•	end-to-end process re-engineering across assortment, purchasing, forecasting, planning, marketing and logistics;

•	store labor productivity;

•	holiday selling season planning and marketing effectiveness; and

•	omnichannel experience.
While some initiatives are underway, we are also working with outside consultants to look for more transformational ways to streamline processes, identify and eliminate unproductive tasks, and separate critical needs from those that are not as essential to running our operations. We expect to continue to benefit from such process improvements in the coming years.
Strategic Initiatives
We are continuously enhancing our product offerings by working with vendors to drive category leadership and differentiation, and adding private label and exclusive products to our mix, including unique and exceptional items sold through the FAO Schwarz brand.
In the current year, the Company and Claire’s, a leading specialty retailer of fashionable jewelry and accessories for young women, teens, tweens and kids, entered into a strategic global partnership to bring trendy, fashion-forward products to Toys “R” Us customers in select stores around the world. Following a successful pilot program in Europe, Claire’s-branded shops within Toys “R” Us stores were rolled out to 12 Toys “R” Us stores in the United States, 2 in Canada and 94 across Europe, including stores in the United Kingdom, Spain, France, Germany and Austria. Shoppers are able to choose from thousands of products found in Claire’s stand-alone stores, including a unique assortment of jewelry, headbands, hair and fashion accessories, jewelry holders, legwear, seasonal items and more.
Integrated Store Formats
We also provide an integrated shopping format by combining the Toys “R” Us and Babies “R” Us merchandise offerings under one roof creating a “one-stop shopping” experience for our customers. We call this format a side-by-side (“SBS”) store. SBS stores are a combination of Toys “R” Us stores and Babies “R” Us stores, and may be the result of a conversion or relocation and, in certain cases, may be accompanied by the closure of one or more existing stores. In addition, SBS stores may also be constructed in a new location and market. As of January 31, 2015, we operated 214 SBS stores in our Domestic segment and 198 SBS stores in our International segment.

As of January 31, 2015, we operated 1,602 retail stores and licensed an additional 212 retail stores worldwide in the following formats:
Operated Stores

•
881 traditional toy stores, which typically range in size from 20,000 to 50,000 square feet and devote 5,000 square feet to boutique areas for baby products (including 97 Babies “R” Us Express (“BRU Express”) and Juvenile Expansion formats which devote an additional 4,000 square feet and 1,000 square feet, respectively, for baby products);

•	412 SBS stores, which typically range in size from 30,000 to 70,000 square feet and devote 20,000 to 40,000 square feet to traditional toy products and 10,000 to 30,000 square feet to baby products;

•	240 baby stores, which typically range in size from 30,000 to 45,000 square feet and devote 3,000 square feet to traditional toy products;

•	66 permanent Express stores, which typically range in size from 2,000 to 7,000 square feet, each with a cumulative lease term of at least two years; and

•
3 flagship store locations (the Toys “R” Us store in Times Square, the FAO Schwarz store on 5th Avenue and the Babies “R” Us store in Union Square – all in New York City), which range in size from 55,000 to 105,000 square feet.

Licensed Stores

•	212 “R” Us branded retail stores ranging in various sizes. Licensing fees did not have a material impact on our Net sales.
In addition to these stores, during the fiscal 2014 holiday selling season, we operated an additional 199 temporary Express stores globally in shopping malls, outlet malls and other shopping centers located in high traffic areas. These locations typically range in size from 2,000 to 7,000 square feet each, have a cumulative lease term of less than two years and are not included in our overall store count.
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
Our Business Segments
Our business has two reportable segments: Domestic and International. See Note 11 to our Consolidated Financial Statements entitled “SEGMENTS” for our segments’ financial results. The following is a brief description of our segments:

•
Domestic — Our Domestic segment sells a variety of products in the baby, core toy, entertainment, learning and seasonal categories through 872 stores that operate in 49 states in the United States, Puerto Rico and Guam and through the Internet. Domestic Net sales in fiscal 2014 were derived from 370 traditional toy stores (including 78 BRU Express and Juvenile Expansion formats), 225 baby stores, 214 SBS stores, 60 permanent Express stores (with cumulative lease terms of at least two years) and our three flagship stores in New York City. Additionally, we generated Net sales through our temporary Express store locations. Domestic Net sales were $7,524 million for fiscal 2014, which accounts for 61% of our consolidated Net sales.

•
International — Our International segment sells a variety of products in the baby, core toy, entertainment, learning and seasonal categories through 730 operated and 212 licensed stores in 36 countries and jurisdictions and through the Internet. In addition to fees received from licensed stores, International Net sales in fiscal 2014 were derived from 511 traditional toy stores (including 19 BRU Express formats), 198 SBS stores, 15 baby stores and 6 permanent Express stores (with cumulative lease terms of at least two years). Additionally, we generated Net sales through our temporary Express store locations. Our operated stores are located in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. International Net sales were $4,837 million for fiscal 2014, which accounts for 39% of our consolidated Net sales.

Product Selection and Merchandise
Our product offerings are focused on serving the needs of parents, grandparents and other gift-givers interested in purchasing merchandise in our primary product categories:

•
Baby — focused on serving newborns and children up to four years of age by offering a broad array of products, such as baby gear, infant care products, apparel, commodities, furniture, bedding and room décor; many of these items are available in toy and baby stores;

•	Core Toy — boys and girls toys, such as action figures, dolls and doll accessories, role play toys and vehicles;

•	Entertainment — video game software, systems and accessories, tablet computers, electronics and other related products;

•
Learning — educational electronics and developmental toys, such as our Imaginarium products in the United States and World of Imagination products at our International locations, construction toys, games, creative activities and pre-school merchandise which includes learning products, activities and toys; and

•
Seasonal — toys and other products geared toward holidays (including Christmas, Hanukkah, Three Kings, Chinese New Year, Carnival, Easter, Children’s Day, Golden Week and Halloween) and summer activities, as well as bikes, sporting goods, play sets and other outdoor products.

We offer a wide selection of popular national toy and baby brands including many products that are exclusively offered at, or launched at, our stores. Over the past few years, we have worked with key resources to obtain exclusive products and expand our private label brands enabling us to earn higher margins and offer products that our customers will not find elsewhere. We offer a broad selection of private label merchandise under names such as BABIES “R” US, KOALA BABY, IMAGINARIUM, AVIGO, FAST LANE, YOU & ME, JUST LIKE HOME, FAO SCHWARZ, JOURNEY GIRLS, TRUE HEROES, TOTALLY ME! and DREAM DAZZLERS in our stores. We believe these private label brands provide a platform on which we can expand our product offerings in the future and will further differentiate our products and allow us to enhance profitability. We utilize our sourcing office in China to work with our vendors and differentiate our product offerings.
Safety Focus
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
Corporate Philanthropy and Community Service
We are proud to have a long tradition at Toys “R” Us of supporting numerous children’s charities. The Toys “R” Us Children’s Fund Inc., a public charity, and the Company together have contributed millions of dollars to charities that keep children safe and help them in times of need. We actively support charities such as the Marine Toys For Tots Foundation, Operation Shower, Alex’s Lemonade Stand Foundation, Special Olympics and Save the Children, among others. Each year the Company also produces the Toys “R” Us Toy Guide for Differently-Abled Kids, a resource featuring specially selected toys that encourage play for children with physical, cognitive and developmental disabilities. We encourage our employees to become active in charitable endeavors by matching contributions they make to qualified charities of their choice, and through Volunteer Match, a program that helps them identify charities to assist in their communities. We also manage the Geoffrey Fund, Inc., a non-profit organization. The Geoffrey Fund’s sole purpose is to provide assistance to employees affected by natural and personal disasters and relies on donations from employees and funds from us to carry out our mission.
Market and Competition
We are the leading global specialty retailer of toys and baby products as measured by Net sales. As a specialty retailer, we focus primarily on the toys and baby products market, offering customers our depth and breadth of products throughout the year.
In the domestic market, we compete with mass merchandisers, such as Walmart, Target and Kmart; consumer electronics retailers, such as Best Buy and GameStop; Internet and catalog businesses, such as Amazon.com (“Amazon”); national and regional specialty, department and discount store chains; as well as local retailers in the geographic areas we serve. Our baby registry competes with baby registries of mass merchandisers, other specialty retail formats, such as buybuy BABY, and regional retailers. In the International toy and electronics markets, we compete with mass merchandisers, discounters and specialty retailers such as Argos, Auchan, Bic Camera, Carrefour, El Corte Ingles, King Jouet, Mothercare, Smyths, Walmart, and Yamada Denki. The domestic and international mass merchandisers and discounters aggressively price items in the traditional toy and electronic product categories with larger dedicated selling space during the holiday season in order to build traffic for other store departments.
We believe the principal competitive factors in the toy, including video game products, and baby markets are product variety, price, quality, availability, advertising and promotion, convenience or store location, shipping offers, safety and customer support and service. We believe we are able to effectively compete by providing a broader range of merchandise, maintaining in-stock positions, as well as convenient locations, knowledgeable customer service and competitive pricing.
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
Seasonality
Our global business is highly seasonal with sales and earnings highest in the fourth quarter due to the fourth quarter holiday selling season. During fiscals 2014, 2013 and 2012, 40%, 42% and 43%, respectively, of our total Net sales were generated in the fourth quarter. We typically incur net losses in each of the first three quarters of the year, with a substantial portion of our operating earnings generated in the fourth quarter, with the exception of the fourth quarter of fiscal 2013 which resulted in a net loss primarily due to a non-cash goodwill impairment of $378 million and a $51 million incremental write-down of excess and obsolete inventory. We seek to continuously improve our ability to manage the numerous demands of a highly seasonal business, from the areas of product sourcing and distribution, to the challenges of delivering high sales volumes and excellent customer service during peak business periods. For more than 65 years, we have developed substantial experience and expertise in managing the increased demand during the holiday season which we believe favorably differentiates us from our competition.
License Agreements
We have license agreements with unaffiliated third party operators located outside the United States. The agreements are largely structured with royalty income paid as a percentage of sales for the use of our trademarks, trade name and branding. Licensing fees for fiscals 2014, 2013 and 2012 were $17 million, $16 million and $16 million, respectively. While this business format remains a small piece of our overall International business operations, we continue to look for opportunities for market expansion. Our preferred approach is to open stores in our Company-operated format, but we may choose partnerships or licensed arrangements where we believe it is appropriate due to business climate and risks.

Geographic Distribution of Domestic Stores
The following table sets forth the location of our Domestic stores as of January 31, 2015:

Location	Number of Stores
Alabama	9
Alaska	1
Arizona	16
Arkansas	5
California	112
Colorado	11
Connecticut	14
Delaware	3
Florida	56
Georgia	27
Hawaii	4
Idaho	2
Illinois	39
Indiana	17
Iowa	6
Kansas	6
Kentucky	9
Louisiana	9
Maine	3
Maryland	16
Massachusetts	23
Michigan	33
Minnesota	10
Mississippi	7
Missouri	18
Montana	1
Nebraska	3
Nevada	10
New Hampshire	7
New Jersey	41
New Mexico	3
New York	63
North Carolina	21
North Dakota	1
Ohio	37
Oklahoma	7
Oregon	10
Pennsylvania	44
Rhode Island	2
South Carolina	10
South Dakota	2
Tennessee	15
Texas	67
Utah	8
Vermont	1
Virginia	26
Washington	15
West Virginia	4
Wisconsin	12
Guam	1
Puerto Rico	5
Total (1)	872

(1)
This includes 60 permanent Express stores that each have a cumulative lease term of at least two years and excludes the remaining 32 temporary Express store locations which remained open as of January 31, 2015. During the fiscal 2014 holiday selling season, we operated 227 Express stores domestically.

Geographic Distribution of International Stores
The following table sets forth the location of our International operated stores as of January 31, 2015:

Location	Number of Stores Operated
Australia	33
Austria	15
Brunei	1
Canada	86
China	75
France	48
Germany	66
Hong Kong	15
Japan	165
Malaysia	31
Poland	9
Portugal	9
Singapore	7
Spain	50
Switzerland	10
Taiwan	20
Thailand	10
United Kingdom	80
Total (1)	730

(1)
This includes 6 permanent Express stores that each have a cumulative lease term of at least two years and excludes the remaining 17 temporary Express store locations which remained open as of January 31, 2015. During the fiscal 2014 holiday selling season, we operated 38 Express stores internationally.

The following table sets forth the location of our International licensed stores as of January 31, 2015:

Location	Number of Stores Licensed
Bahrain	1
Denmark	16
Egypt	4
Finland	6
Iceland	3
Israel	24
Kuwait	2
Macau	2
Namibia	1
Norway	12
Oman	1
Philippines	23
Qatar	1
Saudi Arabia	14
South Africa	46
South Korea	32
Sweden	16
United Arab Emirates	8
Total	212

Employees
As of January 31, 2015, we employed 66,000 full-time and part-time individuals worldwide, with 39,000 domestically and 27,000 internationally. These numbers do not include the individuals employed by licensees of our stores. Due to the seasonality of our business, we employed 108,000 full-time and part-time employees worldwide during the fiscal 2014 holiday season.
Distribution
We operate 18 distribution centers including 8 that support our Domestic operations and 10 that support our International operations (excluding licensed operations). These distribution centers employ warehouse management systems and material handling equipment that help to reduce overall inventory levels and distribution costs. We have agreements with third party logistics providers JB Hunt Transport, Inc. and Performance Team Freight Systems, Inc. to manage all services related to the delivery of inventory from our distribution centers to our U.S. stores. We believe the flexibility afforded by our warehouse/distribution system and the utilization of third party providers to distribute merchandise provides us with operating efficiencies and the ability to maintain a superior in-stock inventory position at our stores.
We continuously seek to improve our supply chain management, optimize our inventory assortment and upgrade our automated replenishment system to improve inventory turnover. In line with this strategy, in fiscal 2014, we created a service entity in Rotterdam, Netherlands referred to as the European Import Center (“EIC”) in order to improve supply chain management in the European markets in which we operate. The EIC manages a portion of the purchasing of inventory from third party vendors located in Asia on behalf of our wholly-owned subsidiaries within Europe.
We also have an agreement with Exel, Inc., a leading North American contract logistics provider, who provides additional warehousing and fulfillment services for our Internet operations in the United States. We utilize various third party providers who furnish similar services in our international markets.
Our Vendors
We procure the merchandise that we offer to our customers from a wide variety of domestic and international vendors. In fiscal 2014, we had 3,600 active vendor relationships. For fiscal 2014, our top 20 vendors worldwide, based on our purchase volume in USD, represented 44% of the total products we purchased.
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
Trademarks and Licensing
“TOYS “R” US®,” “BABIES “R” US®,” “GEOFFREY®,” “KOALA BABY®,” “IMAGINARIUM®,” “AVIGO®,” “FAST LANE®,” “YOU & ME®,” “JOURNEY GIRLS®,” “DREAM DAZZLERS®,” the reverse “R” monogram logo and the Geoffrey character logo, as well as variations of our family of “R” Us marks, either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the trademark registries of many other countries. These trademarks are material to our business operations. We believe that our rights to these properties are adequately protected. In addition, we own the United States trademarks (along with certain trademark rights in other countries) associated with eToys.com and KB Toys. We also own the exclusive right and license to use the FAO SCHWARZ trademarks.
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
Our business is highly seasonal. During fiscals 2014, 2013 and 2012, 40%, 42% and 43%, respectively, of our total Net sales were generated in the fourth quarter. We typically incur net losses in each of the first three quarters of the year, with a substantial portion of our operating earnings generated in the fourth quarter, with the exception of the fourth quarter of fiscal 2013 which resulted in a net loss primarily due to certain non-cash charges. As a result, we depend significantly upon the fourth quarter holiday selling season. If we achieve less than satisfactory sales, operating earnings or cash flows from operating activities during the fourth quarter, we may not be able to compensate sufficiently for the lower sales, operating earnings or cash flows from operating activities during the first three quarters of the fiscal year. Our results in any given period may be affected by dates on which important holidays fall and the shopping patterns relating to those holidays. Additionally, the concentrated nature of our seasonal sales means that our operating results could be materially adversely affected if we achieve less than satisfactory sales prior to or during the holiday season, including as a result of natural disasters and labor strikes, work stoppages, terrorist acts or disruptive global political events, prior to or during the holiday season, as described below.
Our industry is highly competitive and competitive conditions may materially adversely affect our revenues and overall profitability.
The retail industry is highly and increasingly competitive and our results of operations are sensitive to, and may be materially adversely affected by, competitive pricing, promotional pressures, competitor credit programs, additional competitor store openings, growth of e-commerce competitors and other factors. As a specialty retailer that primarily focuses on toys and baby products, we compete with discount and mass merchandisers, such as Walmart and Target, national and regional chains and department stores, as well as local retailers in the markets we serve. We also compete with national and local discount stores, consumer electronics retailers, supermarkets and warehouse clubs, as well as Internet and catalog businesses, such as Amazon. Competition is principally based on product variety, price, quality, availability, advertising and promotion, convenience or store location, safety and customer support and service. We believe that some of our competitors in the toy and baby products markets, as well as in the other markets in which we compete, have a larger market share than our market share. In addition, some of our competitors have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do.
Much of the merchandise we sell is also available from various retailers at competitive prices. Discount and mass merchandisers use aggressive pricing policies and enlarged toy-selling areas during the holiday season to increase sales and build traffic for other store departments. Our business is vulnerable to shifts in demand and pricing, as well as consumer preferences.
We are vulnerable to competitive pressures from e-commerce activity in the market, both as they impact our own e-commerce business and our stores. The Internet provides greater price transparency of our merchandise that is widely available to customers. Our “Price Match Guarantee” may lead to reduced margins as a result of intense price competition, especially during the holiday selling season. In addition, sales of video games have been impacted by a shift to sales in channels other than traditional retail stores, including direct online distribution to customers through download or cloud play, which eliminates the need for a retailer. Furthermore, competitors’ recent launches of subscription models for diapers, formula, and other commodities eliminate the need for customers to visit our stores or e-commerce websites. We believe that this e-commerce activity has adversely affected our sales and profitability, and any increase in the proportion of our customers’ purchases via the Internet could materially adversely affect our sales and profitability from physical stores.

The baby registry market is highly competitive, based on convenience, quality and selection of merchandise offerings and functionality. Our baby registry primarily competes with the baby registries of mass merchandisers, Internet retailers and other specialty format and regional retailers. Some of our competitors have been aggressively advertising and marketing their baby registries through national television, magazine and Internet campaigns. These trends present consumers with more choices for their baby registry needs, and as a result, increase competition for our baby registry.
If we fail to compete successfully, we could face lower sales and may decide or be compelled to offer greater discounts to our customers, which could result in decreased profitability.
Our sales may be adversely affected by changes in economic factors and changes in consumer spending patterns.
Many economic and other factors outside our control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels, individual income tax and sales tax rates, inflation and deflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or an uncertain economic outlook adversely affects consumer spending habits and results in lower levels of economic activity. The domestic and international political situation, including the economic health of various political jurisdictions, also affects economic conditions and consumer confidence. In addition, changing economic and regulatory conditions and increasing consumer credit delinquencies may cause banks to re-evaluate their lending practices and terms which could have an adverse effect on our credit card program and consequently, an adverse effect on our sales. Any of these events and factors could cause consumers to curtail spending and could have a negative impact on our financial performance and position in future fiscal periods.
Our operations have significant liquidity and capital requirements and depend on the availability of adequate financing on reasonable terms. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could have a significant negative effect on our business.
We have significant liquidity and capital requirements. Among other things, the seasonality of our businesses requires us to purchase merchandise well in advance of the fourth quarter holiday selling season. We depend on our ability to generate cash flows from operating activities, as well as on borrowings under our revolving credit facilities and our credit lines, to finance the carrying costs of this inventory and to pay for capital expenditures and operating expenses. As of January 31, 2015, we had no outstanding borrowings under any of our revolving credit facilities or credit lines. As of January 31, 2015, we had unused availability under committed lines of credit of $1.1 billion. For fiscal 2014, peak borrowings under all of our revolving credit facilities and credit lines were $986 million, as we purchased merchandise for the fourth quarter holiday selling season. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could have a significant negative effect on our business. In addition, any adverse change to our credit ratings or our business could negatively impact our ability to refinance our debt on satisfactory terms and could have the effect of increasing our financing costs. While we believe we currently have adequate sources of funds to provide for our ongoing operations and capital requirements for at least the next 12 months, any inability on our part to have future access to financing, when needed, would have a negative effect on our business.
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
We continue to implement a series of customer-oriented strategic programs designed to differentiate and strengthen our core merchandise content and service levels and to expand and enhance our merchandise offerings. As part of our omnichannel strategy to integrate our e-commerce and brick-and-mortar businesses, we aim to satisfy our customers’ evolving shopping preferences by utilizing fulfillment channels such as “In-Store Pick Up,” “Ship from Store” and “Ship to Store.” We seek to improve the effectiveness of our marketing and advertising programs for our “R” Us stores and e-commerce business. The success of these and other initiatives will depend on various factors, including the implementation of our strategy, the appeal of our store and website formats, our ability to offer new products to customers, our financial condition, our ability to respond to changing consumer preferences and competitive and economic conditions. We continuously endeavor to minimize our operating expenses, without adversely affecting the profitability of the business. If we fail to implement successfully some or all of our strategic initiatives, we may be unable to retain or attract customers, which could result in lower sales and a failure to realize the benefit of the expenditures incurred for these initiatives.
If we cannot increase profitability within existing stores or open new stores, our performance may be materially adversely affected.
Our performance is dependent on maintaining and increasing sales in existing stores and the ability to successfully open profitable new stores. Increases in sales in existing stores are dependent on factors such as competition, merchandise selection, store operations (including maintaining and remodeling these stores) and other factors discussed in these Risk Factors. Our ability to successfully open new stores and expand into additional market areas depends in part on the following factors, which are in part beyond our control:

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

•	breaches of Internet security;

•	failures in our Internet infrastructure or the failure of systems or third parties, such as telephone or electric power service, resulting in website downtime or other problems;

•	failure by us to process online customer orders properly and on time, which may negatively impact future online and in-store purchases by such customers;

•	failure by our service provider to provide warehousing and fulfillment services, which may negatively impact future online and in-store purchases by customers; and

•	failure to keep up with changes in technology.
As technology continues to advance, customers are increasingly using a variety of devices, such as computers, tablets and smartphones to shop online with us and our competitors. We continue to enhance our customers’ shopping experience on each of these devices as well as incorporate social media as another means of communicating with our customers. If we fail to provide attractive, user-friendly online shopping platforms or fail to continually meet the evolving expectations of customers with developments in online merchandising technology and competitor offerings, we could be at a competitive disadvantage and our business and results of operations may be materially adversely affected.

Moreover, if we are not able to provide satisfactory service to our Internet customers, our future operating results may be materially adversely affected. We are also vulnerable to the special competitive pressures from the growing e-commerce activity in our market, as they impact our own e-commerce business.
Our sales may be adversely affected if we fail to respond to changes in consumer preferences in a timely manner.
Our financial performance depends on our ability to identify, originate and define product trends, as well as to anticipate, gauge and react to changing consumer preferences in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our business fluctuates according to changes in consumer preferences dictated in part by fashion trends, perceived value and season. These fluctuations affect the merchandise in stock since purchase orders are written well in advance of the holiday season and, at times, before fashion trends and high-demand brands are evidenced by consumer purchases. If we overestimate the market for our products, we may be faced with significant excess inventories, which could result in increased expenses and reduced margins associated with having to liquidate obsolete inventory at lower prices or write it off. For example, in fiscal 2013, we recorded an incremental write-down of $51 million of excess and obsolete inventory. Conversely, if we underestimate the market for our products, we will miss opportunities for increased sales and profits, which would place us at a competitive disadvantage.
Sales of video games and video game systems may be adversely affected by changing trends in the interactive entertainment industry including the rise in popularity of browser, mobile, tablet and social games distributed through alternative channels.
Sales of video games and video game systems, which have accounted for 6%, 7% and 7% of our annual Net sales for fiscals 2014, 2013 and 2012, respectively, have been impacted by trends in the interactive entertainment industry. Video games are now played on a wide variety of products, including mobile phones, tablets, social networking websites and other devices. The popularity of such non-traditional gaming has increased greatly and this popularity is expected to continue to grow. Browser, mobile, tablet and social gaming is accessed through hardware other than the consoles and traditional hand-held video game devices we sell and its games are available through websites or proprietary app stores via direct online distribution at a fraction of the cost of console games. While we continue to develop and implement various strategies to incorporate these new trends into our offerings, including selling third party tablets and other devices, we can provide no assurances that these strategies will be successful or contribute to profitability. Similarly, a continued rise in the popularity of mobile and tablet gaming could negatively impact sales and profitability of traditional toys.
The decrease of birth rates in countries where we operate could negatively affect our business.
Most of our end-customers are newborns and children and, as a result, our revenues are dependent on the birth rates in countries where we operate. In recent years, many countries have experienced a drop in birth rates as their population ages, and education and income levels increase. A continued and significant decline in the number of newborns and children in these countries could have a material adverse effect on our operating results.
We depend on key vendors to supply the merchandise that we sell to our customers and our vendors’ failure to supply quality merchandise in a timely manner may damage our reputation and brands and harm our business.
Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous international and domestic manufacturers and importers. We have no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms under which they sell to us or discontinue selling to us at any time. We may not be able to purchase desired merchandise in sufficient quantities on terms acceptable to us in the future. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of our merchandise.
In fiscal 2014, we had 3,600 active vendor relationships through which we procure the merchandise that we offer to our customers. For fiscal 2014, our top 20 vendors worldwide, based on our purchase volume in USD, represented 44% of the total products we purchased. An inability to purchase suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on our business and operating results and could cause us to miss products that we feel are important to our assortment. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those from existing vendors.
In addition, our vendors are subject to various risks, including raw material costs, inflation, labor disputes, union organizing activities, financial liquidity, product merchantability, inclement weather, natural disasters and general economic and political conditions that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at prices and payment terms that are commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our stores or customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an increase in our routine and non-routine litigation costs. Further, any merchandise that does not meet our quality standards could become subject to a recall, which could damage our brand reputation and harm our business.
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
The success of any store depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where stores are located could decline in the future, potentially resulting in reduced sales in these locations. If we cannot obtain desirable locations at reasonable prices, our ability to implement our strategy will be adversely affected.
We have substantial obligations under long-term leases that could materially adversely affect our financial condition and prevent us from fulfilling our obligations.
As of January 31, 2015, we leased 1,292 of our properties from third-parties pursuant to long-term space and ground leases. Total rent expense, net of sublease income, was $601 million, $609 million and $628 million for fiscals 2014, 2013 and 2012, respectively, and is expected to be approximately $546 million for fiscal 2015. Many of our leases provide for scheduled increases in rent. The substantial obligations under our leases could further exacerbate the risks described below under “Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations or refinance our maturing debt, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our various debt instruments.”
If we are unable to renew or replace our current store leases or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases are terminated prior to expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.
We currently have ground leasehold interests in 15% and long-term space leasehold interests in 63% of our domestic and international store locations. Most of our current leases provide for our unilateral option to renew for several additional periods at specific rental rates. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location or for additional store locations could depend on conditions in the real estate market, competition for desirable properties and our relationships with current and prospective landlords or may depend on other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.
Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations which could negatively impact our financial condition and results of operations.
We conduct a significant portion of our business outside the United States. For fiscals 2014, 2013 and 2012, 39%, 39% and 40% of our Net sales, respectively, were generated outside the United States. In addition, as of January 31, 2015 and February 1, 2014, 33% and 35% of our long-lived assets, respectively, were located outside of the United States. Weakened global economic conditions, particularly the weakened and unstable environment in parts of Europe, could continue to affect us through lower sales as a result of reduced demand and the effects of foreign currency translation. All of our foreign operations are subject to risks inherent in conducting business abroad, including the challenges of different economic conditions in each of the countries, possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies as described below, limited protection of intellectual property in certain jurisdictions, political instability and restrictive governmental actions.
The products we sell are sourced from a variety of international suppliers, with China being a significant source. Additionally, a growing portion of our stores are located in China and as a consequence, our financial results are expected to become increasingly affected by our results in China, and our business is increasingly exposed to risks there. Political or financial instability, trade restrictions, labor unrest, transport capacity and costs, port security or other events that could slow port activities and affect foreign trade are beyond our control and could disrupt our supply of merchandise and/or materially adversely affect our results of operations. In addition, changes in the costs of procuring raw materials used in our merchandise or the costs related to our supply chain, including labor, fuel, tariffs, and currency exchange rates could have a material adverse effect on gross margin, expenses and results of operations.
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
Exchange rate fluctuations may affect the translated value of our earnings and cash flow associated with our international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States where we operate stores, we generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. In many countries where we do not operate stores, our licensees pay royalties in USD. However, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in exchange rates. In fiscal years 2014, 2013 and 2012, 39%, 39% and 40% of our Net sales, respectively, were completed in a currency other than the USD, the majority of which were denominated in yen, Euros, Canadian dollars and pounds. In fiscal 2014, our reported operating earnings would have decreased or increased $23 million if all foreign currencies uniformly weakened or strengthened by an incremental 10% relative to the USD.
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
Our results may be affected by the prices of the components and raw materials used in the manufacture of our toys and baby products. These prices may fluctuate based on a number of factors beyond our control, including: oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and government regulation. In addition, energy costs have fluctuated dramatically in the past. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores and overall costs to purchase products from our vendors.
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
We rely on our ability to replenish depleted inventory in our stores through deliveries to our distribution centers from vendors and then from our distribution centers or direct ship vendors to our stores by various means of transportation, including shipments by sea, rail, air and truck. We rely on various third-party vendors to manage services related to the delivery of inventory from distribution centers to our stores. Unexpected delays in deliveries or increases in transportation costs (including from increased fuel costs) could significantly decrease our ability to generate sales and earn profits. In addition, labor shortages or labor disagreements in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business.
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
The enacted healthcare reform legislation under the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 will potentially impact our healthcare cost structure and may, over time, increase our employee healthcare related expenses. Provisions of this law have become and will become effective in 2015 and at various dates over the next several years and many of the regulations and guidance for the law still have not been implemented. We continue to evaluate the potential additional impact the healthcare reform legislation will have on our business as regulations and guidance are communicated.  Due to the breadth and complexity of this law, the lack of regulations and guidance for implementation and the phased-in nature of new requirements, we cannot predict with certainty the future effect of this law on our results.  Because it may increase the costs of providing medical insurance to our employees, the new healthcare legislation may adversely affect our results of operations, financial condition and cash flow.
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
Other sophisticated retailers have recently suffered serious security breaches. A compromise of our security systems (or a design flaw in our system environment) could result in unauthorized access to certain personal information about our employees or customers (including credit card and gift registry information) which could adversely affect our reputation with our customers and others, as well as our operations, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems. Such risks may be difficult to insure against or insurance may be costly.
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

Our total assets include a substantial amount of property and equipment. Changes to estimates or projections related to such assets, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges that could materially adversely affect our results of operations.
Our total assets include a substantial amount of property and equipment and have historically included a substantial goodwill balance prior to impairments recorded in fiscal 2013. We make certain estimates and projections in connection with impairment analyses for these assets, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment” (“ASC 360”), and ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). We review the carrying value of these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360 or ASC 350. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. During fiscal 2013, we recorded impairment losses of $44 million on property and equipment and $378 million on goodwill associated with our Toys-Domestic and Toys-Japan reporting units. Refer to “CRITICAL ACCOUNTING POLICIES” within Item 7 entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for further details. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations could be materially adversely affected.
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
We are, and we expect to continue to be, highly leveraged. As of January 31, 2015, our total indebtedness was $4.8 billion, of which $2.7 billion was secured indebtedness. Our substantial indebtedness could have significant consequences, including, among others, the following:

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
We may be able to incur additional indebtedness in the future, including under our current outstanding credit facilities. Although our indentures, credit agreements and documents governing our other indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
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
The following summarizes our worldwide operating stores and distribution centers as of January 31, 2015 (excluding licensed operations in our International segment):

	Owned	Ground Leased (1)	Leased (2)	Total	Total Gross Square Feet (3) (In millions)
Stores:
Domestic	277	214	381	872	36
International	78	26	626	730	21
	355	240	1,007	1,602	57
Distribution Centers:
Domestic	7	—	1	8	7
International	5	—	5	10	4
	12	—	6	18	11
Total Operating Stores and Distribution Centers	367	240	1,013	1,620	68

(1)	Owned buildings on leased land.

(2)
This includes 60 and 6 permanent Express stores within our Domestic and International segments, respectively, that each have a cumulative lease term of at least two years and excludes the remaining 32 and 17 temporary Express store locations within our Domestic and International segments, respectively, which remained open as of January 31, 2015. During the fiscal 2014 holiday selling season, we operated 227 Domestic and 38 International Express stores.

(3)	Represents total square footage occupied, excluding any space dedicated to catwalks, parking lots and decks.
See also the sections of Item 1 entitled “Geographic Distribution of Domestic Stores” and “Geographic Distribution of International Stores” of this Annual Report on Form 10-K.
As described above, a significant part of our properties are ground leased (i.e. properties where we own the building but we do not retain fee ownership in the underlying land) or space leased (i.e. we lease a store from a property owner). We lease substantially all of our properties from unrelated third parties, pursuant to leases that vary as to their terms, rental provisions and expiration dates. Substantially all of our leases are considered triple-net leases, which require us to pay all costs and expenses arising in connection with the ownership, operation, leasing, use, maintenance and repair of these properties. These costs include real estate taxes and assessments, utility charges, license and permit fees and insurance premiums, among other things. Virtually all of our leases include options that allow us to renew or extend the lease term beyond the initial lease period, subject to terms and conditions. In addition, some of our leases include early termination options, which we may exercise under specified conditions, including, upon damage, destruction or condemnation of a specified percentage of the value or land area of the property. A portion of our leased stores have contingent rentals, where the lease payments depend on factors that are not measurable at the inception of the lease, such as future sales volume. Contingent rent expense was $10 million, $10 million and $12 million for fiscals 2014, 2013 and 2012, respectively.
We own our headquarters, comprising 585,000 square feet of space, in Wayne, New Jersey.
As of January 31, 2015, we maintained 82 former stores that are no longer part of our operations. Approximately half of these surplus facilities are owned and the remaining locations are leased. We have tenants in approximately two-thirds of these facilities, and we continue to market those facilities without tenants for disposition or leasing opportunities. The net costs associated with these facilities are reflected in our Consolidated Financial Statements, but the number of surplus facilities is not included above.
Portions of our debt are secured by direct and indirect interests in certain of our properties. See Note 2 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

ITEM 3.	LEGAL PROCEEDINGS
We are, and in the future may be, involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. However, based upon our historical experience with similar matters, we do not expect that any such additional losses would be material to our consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares of common stock, $0.001 par value (“Common Stock”) are privately held by our Sponsors, our officers, certain employees and a private investor and there is no established public trading market for our Common Stock. As of March 1, 2014, there were approximately 400 holders of our Common Stock. During fiscals 2014, 2013 and 2012, no dividends were paid out to shareholders. See Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for a discussion of our debt agreements which restrict our ability to pay dividends and obtain funds from certain of our subsidiaries through dividends, loans or advances.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Years Ended (1)
(In millions, except number of stores)	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
Statement of Operations Data:
Net sales	$12,361	$12,543	$13,543	$13,909	$13,864
Net (loss) earnings (2)	(288)	(1,036)	39	151	167
Net (loss) earnings attributable to Toys “R” Us, Inc. (2)	(292)	(1,039)	38	149	168

Balance Sheet Data (end of period):
Working capital	$355	$704	$1,171	$708	$534
Property and equipment, net	3,335	3,638	3,891	4,052	4,061
Total assets	7,115	7,549	8,921	8,842	8,832
Total debt (3)	4,788	5,019	5,343	5,170	5,288
Total (deficit) equity	(1,095)	(656)	485	503	343

Other Financial and Operating Data:
Number of stores - Domestic (at period end)	872	873	875	876	868
Number of stores - International - Operated (at period end) (4)	730	704	665	626	524
Total operated stores (at period end) (4)	1,602	1,577	1,540	1,502	1,392
Number of stores - International - Licensed (at period end) (4)	212	185	163	151	220
Adjusted EBITDA (5)	$642	$583	$1,019	$1,054	$1,118

(1)	Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. With the exception of fiscal 2012, which included 53 weeks, all other fiscal years presented include 52 weeks.

(2)	Refer to the Adjusted EBITDA table within this section for certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance.

(3)	Includes current portion of long-term debt and short-term borrowings. See Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

(4)
As a result of the Labuan acquisition, on October 31, 2011, 90 of our licensed stores became part of our operated locations upon acquisition. As of January 31, 2015, February 1, 2014 and February 2, 2013, International operated stores included 159, 129 and 100 Labuan stores, respectively. See Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.

(5)
Adjusted EBITDA is defined as EBITDA (earnings (loss) before net interest income (expense), income tax expense (benefit), depreciation and amortization), as further adjusted to exclude the effects of certain income and expense items that management believes make it more difficult to assess the Company’s actual operating performance including certain items which are generally non-recurring. We have excluded the impact of such items from internal performance assessments. We believe that excluding items such as Sponsors’ management and advisory fees, goodwill and asset impairment charges, restructuring charges, impact of litigation, noncontrolling interest, net gains on sales of properties and the other charges specified below, helps investors compare our operating performance with our results in prior periods. We believe it is appropriate to exclude these items as they are not related to ongoing operating performance and, therefore, limit comparability between periods and between us and similar companies.

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
Reconciliation of Net (loss) earnings attributable to Toys “R” Us, Inc. to EBITDA and Adjusted EBITDA is as follows:

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(292)	$(1,039)	$38	$149	$168
Add:
Income tax expense (benefit)	32	169	53	(1)	(35)
Interest expense, net	447	517	464	432	514
Depreciation and amortization	377	388	407	403	388
EBITDA	564	35	962	983	1,035
Adjustments:
Compensation expense (a)	22	3	2	1	6
Sponsors’ management and advisory fees (b)	18	22	21	20	20
Severance (c)	17	13	3	7	4
Impairment of long-lived assets (d)	13	44	11	6	11
Certain accounting transaction costs (e)	13	1	6	6	—
Obsolete inventory clearance (f)	9	51	—	—	—
Net earnings (loss) attributable to noncontrolling interest (g)	4	3	1	2	(1)
Store closure costs (c)	4	2	7	5	5
Property losses, net of insurance recoveries (h)	(9)	—	8	11	—
Litigation (i)	(8)	23	1	8	23
Net gains on sales of properties (j)	(5)	(8)	(4)	(3)	(10)
Goodwill impairment (k)	—	378	—	—	—
Prior period adjustments (l)	—	16	—	—	16
Restructuring (m)	—	—	2	3	3
Transfer tax (benefit) expense (n)	—	—	(1)	—	6
Acquisition costs (o)	—	—	—	4	—
Loss on liquidation of TRU (HK) Limited (p)	—	—	—	1	—
Adjusted EBITDA	$642	$583	$1,019	$1,054	$1,118

(a)
Represents the incremental compensation expense related to certain one-time awards and modifications (net of forfeitures of certain officers’ awards), the fair market value remeasurement of existing liability awards and the repurchase of awards by the Company upon termination. Commencing in fiscal 2014, we have revised our definition of Adjusted EBITDA to include the impact of forfeitures of certain officers’ awards and have therefore revised our prior periods’ Adjusted EBITDA.

(b)
Represents fees expensed to the Sponsors in accordance with the advisory agreement. In fiscal 2014, the advisory agreement was amended in order to reduce the advisory fees to $17 million, plus out-of-pocket expenses, for fiscal 2014 and each year thereafter. See Note 16 to our Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS” for further details.

(c)
Represents severance and store closure costs, net of lease surrender payments. Commencing in fiscal 2014, we have revised our definition of Adjusted EBITDA to include non-officers’ severance and lease surrender payments. We have therefore revised our prior periods’ Adjusted EBITDA.

(d)
Asset impairments primarily due to the identification of underperforming stores and the relocation of certain stores. See Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and Note 4 to our Consolidated Financial Statements entitled “FAIR VALUE MEASUREMENTS” for further details.

(e)
Fiscal 2014 primarily represents the unrealized loss on foreign exchange related to the re-measurement of the portion of the tranche of loans in an aggregate principal amount of $280 million due fiscal 2019 (the “Tranche A-1 Loan”) attributed to Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee (“Toys-Canada”), an indirect wholly-owned subsidiary, and other transaction costs. See Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

(f)
Represents the incremental expense related to the write-down of excess and obsolete inventory. Commencing in fiscal 2014, we have revised our definition of Adjusted EBITDA to include third party fees associated with our clearance efforts.

(g)	Represents noncontrolling interests in Labuan for fiscal 2011 through fiscal 2014, and Toys – Japan for fiscal 2010.

(h)
Represents property losses, the write-off of damaged assets and repairs from a hurricane that hit the east coast of the United States, store fires in Australia, and an earthquake and resulting tsunami that hit the Northeast coast of Japan, net of insurance claims recognized.

(i)	Represents certain litigation expenses and settlements recorded for legal matters. See Note 14 to our Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details.

(j)	Represents the sale of properties. See Note 5 to our Consolidated Financial Statements entitled “PROPERTY AND EQUIPMENT” for further details.

(k)
Represents the impairment of goodwill associated with our Toys-Domestic and Toys-Japan reporting units. Refer to “CRITICAL ACCOUNTING POLICIES” within Item 7 entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for further details.

(l)
Represents a non-cash cumulative correction of prior period accrued vacation accounting in fiscal 2013, partially offset by the non-cash cumulative correction of accounting for dotcom prior period sales. The adjustment in fiscal 2010 represents a non-cash cumulative correction of prior period straight-line lease accounting.

(m)
Restructuring and other charges consist primarily of costs incurred from the Company’s 2003 and 2005 restructuring initiatives. The additional charges are primarily due to changes in management’s estimates for events such as lease terminations, assignments and sublease income adjustments.

(n)	Represents state and city property transfer taxes recognized in fiscal 2010 related to the merger transaction in fiscal 2005, a portion of which were settled in fiscal 2012.

(o)
Represents costs incurred in conjunction with the acquisition of 70% ownership interest in Labuan from Li & Fung. See Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.

(p)	In fiscal 2011, in conjunction with the completion of the liquidation of TRU (HK) Limited, our wholly-owned subsidiary, we recognized a $1 million loss.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RESULTS OF OPERATIONS provides an analysis of our financial performance and of our consolidated and segment results of operations for fiscal 2014 compared to fiscal 2013 and fiscal 2013 compared to fiscal 2012. With the exception of fiscal 2012, which included 53 weeks, all other fiscal years presented include 52 weeks.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our financing, capital expenditures, cash flows and contractual obligations.
CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS provides a brief description of significant accounting standards which were adopted during fiscal 2014. This section also refers to Note 18 to our Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for accounting standards which we have not yet been required to implement and may be applicable to our future operations.
EXECUTIVE OVERVIEW

Our Business
We are the leading global specialty retailer of toys and baby products as measured by Net sales. Toys “R” Us, Inc. is recognized as the toy and baby authority. We sell a variety of products in the baby, core toy, entertainment, learning and seasonal categories through our retail locations and the Internet. Our brand names are highly recognized in North America, Europe and Asia, and our expertise in the toy and baby retail space, our broad range of product offerings, our substantial scale and geographic footprint and our strong vendor relationships account for our market-leading position and distinguish us from the competition.
As of January 31, 2015, we operated 1,602 stores and licensed an additional 212 stores. These stores are located in 37 countries and jurisdictions around the world under the Toys “R” Us, Babies “R” Us and FAO Schwarz banners. In addition, we operate Express stores, smaller format stores primarily open on a short-term basis during the holiday season. We also provide an integrated shopping format by combining the Toys “R” Us and Babies “R” Us merchandise offerings under one roof creating a “one-stop shopping” experience for our customers. We call this format a SBS store. SBS stores are a combination of Toys “R” Us stores and Babies “R” Us stores, and may be the result of a conversion or relocation and, in certain cases, may be accompanied by the closure of one or more existing stores. In addition, SBS stores may also be constructed in a new location and market. Below is a summary of our operated and licensed stores under the following formats:
Operated Stores

•
881 traditional toy stores, which typically range in size from 20,000 to 50,000 square feet and devote 5,000 square feet to boutique areas for baby products (including 97 BRU Express and Juvenile Expansion formats which devote an additional 4,000 square feet and 1,000 square feet, respectively, for baby products);

•	412 SBS stores, which typically range in size from 30,000 to 70,000 square feet and devote 20,000 to 40,000 square feet to traditional toy products and 10,000 to 30,000 square feet to baby products;

•	240 baby stores, which typically range in size from 30,000 to 45,000 square feet and devote 3,000 square feet to traditional toy products;

•	66 permanent Express stores, which typically range in size from 2,000 to 7,000 square feet, each with a cumulative lease term of at least two years; and

•
3 flagship store locations (the Toys “R” Us store in Times Square, the FAO Schwarz store on 5th Avenue and the Babies “R” Us store in Union Square – all in New York City), which range in size from 55,000 to 105,000 square feet.

Licensed Stores

•	212 “R” Us branded retail stores ranging in various sizes. Licensing fees did not have a material impact on our Net sales.
In addition to these stores, during the fiscal 2014 holiday selling season, we operated an additional 199 temporary Express stores globally in shopping malls, outlet malls and other shopping centers located in high traffic areas. These locations typically range in size from 2,000 to 7,000 square feet each, have a cumulative lease term of less than two years and are not included in our overall store count.

We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and toys.com, as well as other Internet sites we operate in our international markets. Internationally, we have an online presence in 19 countries, which includes Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, the Netherlands, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. For fiscal years 2014, 2013 and 2012, our consolidated e-commerce business generated net sales of $1,229 million, $1,151 million and $1,135 million, respectively.
We believe we offer our customers the most comprehensive year-round selection of merchandise in the retail toy and baby categories through our “R” Us branded stores and through the Internet. On average, our domestic and international stores (other than Express stores) offer 12,000 and 7,500 items year-round, respectively. Express stores, due to their size, typically carry 2,500 items. We believe that our differentiated product assortment, private label and exclusively licensed product offerings and expert service enable us to command a reputation as the shopping destination for toys and baby products. We seek to differentiate ourselves from our competitors in several key areas, including product selection, product presentation, service, in-store experience and marketing. We are able to provide vendors with a year-round distribution outlet for the broadest assortment of their products. Over the past year, we have commenced the implementation of our strategic plan to improve and strengthen our Domestic and International segments over the short-term, while implementing new initiatives which we believe will put the Company on track for profitable growth in the future. We also continue to seek opportunities to optimize our cost structure and enhance efficiencies throughout the organization.

Our customer promise is to provide the broadest selection of products to help kids and babies develop, learn, have fun and be safe; be the easiest place to research and find solutions throughout the journey of parenthood; be the best resource for children’s gift giving occasions; offer fair prices; deliver expert and unique service; and provide customers the ability to shop whenever, wherever and however they want.

For fiscal 2014, we generated Net sales of $12,361 million, Net loss attributable to Toys “R” Us, Inc. of $292 million and Adjusted EBITDA of $642 million. For the definition of Adjusted EBITDA, an explanation of why we present it and a description of the limitations of this non-GAAP measure, as well as a reconciliation to Net loss attributable to Toys “R” Us, Inc., see Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.
Our Business Segments
Our business has two reportable segments: Domestic and International. See Note 11 to our Consolidated Financial Statements entitled “SEGMENTS” for our segments’ financial results. The following is a brief description of our segments:

•
Domestic — Our Domestic segment sells a variety of products in the baby, core toy, entertainment, learning and seasonal categories through 872 stores that operate in 49 states in the United States, Puerto Rico and Guam and through the Internet. Domestic Net sales in fiscal 2014 were derived from 370 traditional toy stores (including 78 BRU Express and Juvenile Expansion formats), 225 baby stores, 214 SBS stores, 60 permanent Express stores (with cumulative lease terms of at least two years) and our three flagship stores in New York City. Additionally, we generated Net sales through our temporary Express store locations. Domestic Net sales were $7,524 million for fiscal 2014, which accounts for 61% of our consolidated Net sales.

•
International — Our International segment sells a variety of products in the baby, core toy, entertainment, learning and seasonal categories through 730 operated and 212 licensed stores in 36 countries and jurisdictions and through the Internet. In addition to fees received from licensed stores, International Net sales in fiscal 2014 were derived from 511 traditional toy stores (including 19 BRU Express formats), 198 SBS stores, 15 baby stores and 6 permanent Express stores (with cumulative lease terms of at least two years). Additionally, we generated Net sales through our temporary Express store locations. Our operated stores are located in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. International Net sales were $4,837 million for fiscal 2014, which accounts for 39% of our consolidated Net sales.

In order to properly judge our business performance, it is necessary to be aware of the challenges and risks we face. Refer to the “Forward-Looking Statements” and Item 1A entitled “RISK FACTORS” of this Annual Report on Form 10-K for further details. The risks and uncertainties described are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be less significant, may also adversely affect our business and operations. If any of the risks actually occur, our business, financial condition, cash flows or results of operations could be materially adversely affected.

RESULTS OF OPERATIONS
Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for fiscals 2014, 2013 and 2012:

	Fiscal Years Ended
($ In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$12,361	$12,543	$13,543
Gross margin	4,430	4,389	4,951
Gross margin as a percentage of Net sales	35.8%	35.0%	36.6%
Selling, general and administrative expenses	$3,915	$4,010	$4,041
Selling, general and administrative expenses as a percentage of Net sales	31.7%	32.0%	29.8%
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(292)	$(1,039)	$38
Non-GAAP Financial Measure:
Adjusted EBITDA (1)	$642	$583	$1,019

(1)
For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to Net (loss) earnings attributable to Toys “R” Us, Inc., see Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.

Net sales decreased by $182 million in fiscal 2014 compared to fiscal 2013. Foreign currency translation decreased Net sales by $243 million. Excluding the impact of foreign currency translation, the increase in Net sales was primarily due to an increase in net sales from new locations within our International segment and an increase in our International comparable store net sales, partially offset by a decrease in our Domestic comparable store net sales.
Gross margin, as a percentage of Net sales, increased by 0.8 percentage points in fiscal 2014 compared to fiscal 2013 primarily as a result of overall margin improvements across all categories in our Domestic segment, mainly attributable to promotional efficiencies and an inventory write-down of $51 million recorded within our Domestic segment in fiscal 2013. Foreign currency translation decreased Gross margin by $83 million.
Selling, general and administrative expenses (“SG&A”) decreased by $95 million in fiscal 2014 compared to fiscal 2013. Foreign currency translation decreased SG&A by $57 million. Excluding the impact of foreign currency translation, the decrease in SG&A was due to a decline in advertising and promotional expenses, lower store payroll expense, favorable legal and property insurance claim settlements, a decrease in litigation expense related to the prior year adverse liability judgment and a reduction in general liability insurance reserves. These decreases were partially offset by increases in annual bonus and occupancy costs.
Net loss attributable to Toys “R” Us, Inc. decreased by $747 million in fiscal 2014 compared to fiscal 2013. The decrease was primarily due to goodwill impairment charges in fiscal 2013, decreases in Income tax expense, SG&A and Interest expense and an increase in Gross margin.

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
The following table discloses the change in our comparable store net sales for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013:

	Fiscal Years Ended
	January 31, 2015 (1)	February 1, 2014 (1)		February 2, 2013 (1) (2)
Domestic	(1.0)%	(5.2)%	(3)	(3.5)%	(3)
International	1.8%	(3.3)%		(5.0)%
Toys “R” Us - Consolidated	0.0%	(4.4)%		(4.1)%

(1)
Our reporting period for fiscals 2014 and 2013 includes 52 weeks compared to 53 weeks for fiscal 2012. Therefore, comparable store net sales for fiscal 2012 has been adjusted by one week as compared to Net sales.

(2)	For fiscal 2012, international comparable store net sales includes sales from stores acquired in the Labuan acquisition 56 weeks from their acquisition in fiscal 2011.

(3)	Excludes the effect of an immaterial out of period adjustment. Previously reported Domestic comparable store net sales were (5.0)% for fiscal 2013. Fiscal 2012 remains unchanged.

Percentage of Net Sales by Product Category

	Fiscal Years Ended
Domestic:	January 31, 2015	February 1, 2014	February 2, 2013
Baby	38.0%	37.7%	37.9%
Core Toy	17.4%	16.2%	16.0%
Entertainment	10.2%	11.3%	11.7%
Learning	22.7%	22.8%	22.4%
Seasonal	11.2%	11.3%	11.3%
Other (1)	0.5%	0.7%	0.7%
Total	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	Fiscal Years Ended
International:	January 31, 2015	February 1, 2014	February 2, 2013
Baby	20.2%	20.4%	21.6%
Core Toy	23.5%	22.7%	21.9%
Entertainment	8.5%	10.0%	11.4%
Learning	31.1%	30.8%	29.2%
Seasonal	15.9%	15.3%	15.2%
Other (1)	0.8%	0.8%	0.7%
Total	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing fees from unaffiliated third parties.

From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

		Fiscal 2014
	February 1, 2014	Opened	Closed (5)	Conversions		Relocations		January 31, 2015
Domestic:
Standalone stores (1)(3)	659	33	(34)	—		—		658
Side-by-side stores	214	—	—	—		—		214
Total Domestic	873	33	(34)	—		—		872
International:
Standalone stores (2)(3)	518	48	(33)	(1)		—		532
Side-by-side stores	186	11	—	1		—		198
Total International	704	59	(33)	—		—		730
Total Operated (3)(4)	1,577	92	(67)	—		—		1,602

		Fiscal 2013
	February 2, 2013	Opened	Closed (5)	Conversions		Relocations		February 1, 2014
Domestic:
Standalone stores (1)(3)	671	9	(10)	(2)		(9)		659
Side-by-side stores	204	2	—	1		7		214
Total Domestic	875	11	(10)	(1)	(6)	(2)	(7)	873
International:
Standalone stores (2)(3)	495	53	(28)	(2)		—		518
Side-by-side stores	170	15	(1)	2		—		186
Total International	665	68	(29)	—		—		704
Total Operated (3)(4)	1,540	79	(39)	(1)		(2)		1,577

(1)
Store count as of January 31, 2015 includes 294 Toys “R” Us (“TRU”) stores, 226 Babies “R” Us (“BRU”) stores, 214 SBS stores, 58 Juvenile Expansions, 20 BRU Express stores and 60 permanent Express stores (with cumulative lease terms of at least two years). Store count as of February 1, 2014 included 305 TRU stores, 233 BRU stores, 214 SBS stores, 59 Juvenile Expansions, 20 BRU Express stores and 42 permanent Express stores. Store count as of February 2, 2013 included 312 TRU stores, 240 BRU stores, 204 SBS stores, 62 Juvenile Expansions, 21 BRU Express stores and 36 permanent Express stores.

(2)
Store count as of January 31, 2015 includes 492 TRU stores, 198 SBS stores, 19 BRU Express stores, 15 BRU stores and 6 permanent Express stores. Store count as of February 1, 2014 included 467 TRU stores, 186 SBS stores, 18 BRU Express stores, 15 BRU stores and 18 permanent Express stores. Store count as of February 2, 2013 included 442 TRU stores, 170 SBS stores, 17 BRU Express stores, 13 BRU stores and 23 permanent Express stores (with cumulative lease terms of at least two years). The net increase in store count from prior year is predominantly due to 30 stores in China and Southeast Asia.

(3)
There were 32 Domestic and 17 International Express stores open as of January 31, 2015, 47 Domestic and 13 International Express stores open as of February 1, 2014 and 48 Domestic and 18 International Express stores open as of February 2, 2013. These stores were not included in our overall store count within our Domestic and International segments and are considered temporary as they have a cumulative lease term of less than two years.

(4)
Excluded from our overall store count are 212, 185 and 163 International licensed stores as of January 31, 2015, February 1, 2014 and February 2, 2013, respectively. The net increase in store count from prior year is predominantly due to 12 stores in South Africa, 6 stores in the Philippines and 4 stores in South Korea.

(5)	Excludes stores closed as a result of conversions and relocations.

(6)	The one conversion in fiscal 2013 was accompanied by multiple store closings.

(7)	Of the seven relocations in fiscal 2013, two were accompanied by multiple store closings.

Fiscal 2014 Compared to Fiscal 2013

Net Loss Attributable to Toys “R” Us, Inc.

(In millions)	Fiscal 2014	Fiscal 2013	Change
Toys “R” Us - Consolidated	$(292)	$(1,039)	$747
Net loss attributable to Toys “R” Us, Inc. decreased by $747 million to $292 million in fiscal 2014, compared $1,039 million in fiscal 2013. The decrease in Net loss attributable to Toys “R” Us, Inc. was primarily due to $378 million of goodwill impairment charges in fiscal 2013 associated with our Toys-Domestic and Toys-Japan reporting units and a decrease in Income tax expense of $137 million. Additionally contributing to the decrease in Net loss attributable to Toys “R” Us, Inc. was a decrease in SG&A of $95 million, a decline in Interest expense of $73 million and an increase in Gross margin of $41 million.

Net Sales

					Percentage of Net sales
($ In millions)	Fiscal 2014	Fiscal 2013	$ Change	% Change	Fiscal 2014	Fiscal 2013
Domestic	$7,524	$7,638	$(114)	(1.5)%	60.9%	60.9%
International	4,837	4,905	(68)	(1.4)%	39.1%	39.1%
Toys “R” Us - Consolidated	$12,361	$12,543	$(182)	(1.5)%	100.0%	100.0%
Net sales decreased by $182 million or 1.5%, to $12,361 million in fiscal 2014, compared to $12,543 million in fiscal 2013. The impact of foreign currency translation decreased Net sales in fiscal 2014 by $243 million.
Excluding the impact of foreign currency translation, the increase in Net sales for fiscal 2014 was primarily due to an increase in net sales from new locations within our International segment. Additionally contributing to the increase in Net sales was an increase in our International comparable store net sales primarily driven by an increase in the number of transactions. Partially offsetting the increase in Net sales was a decrease in Domestic comparable store net sales primarily driven by a decline in the number of transactions.
Domestic
Net sales for the Domestic segment decreased by $114 million or 1.5%, to $7,524 million in fiscal 2014, compared to $7,638 million in fiscal 2013. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 1.0%.
The decrease in comparable store net sales resulted primarily from decreases in our entertainment, learning and seasonal categories. The decrease in our entertainment category was primarily due to decreased sales of video game software, portable electronics and video game systems. The decrease in our learning category was primarily due to decreased sales of educational electronics and creative activity products, partially offset by increased sales of construction toys. The decrease in our seasonal category was primarily due to decreased sales of outdoor products. Partially offsetting these decreases was an increase in our core toy category primarily as a result of increased sales of girls’ role play products and accessories.
International
Net sales for the International segment decreased by $68 million or 1.4%, to $4,837 million in fiscal 2014, compared to $4,905 million in fiscal 2013. Excluding a $243 million decrease in Net sales due to foreign currency translation, International Net sales increased primarily as a result of an increase in net sales from new locations and an increase in comparable store net sales of 1.8%.
The increase in comparable store net sales resulted primarily from increases in our core toy, seasonal and learning categories. The increase in our core toy category was primarily due to increased sales of action figures. The increase in our seasonal category was primarily due to increased sales of outdoor products. The increase in our learning category was primarily due to increased sales of construction toys, partially offset by decreased sales of educational electronics. Partially offsetting these increases was a decrease in our entertainment category primarily as a result of decreased sales of video game software and systems.

Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.

The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.
Gross Margin

				Percentage of Net sales
($ In millions)	Fiscal 2014	Fiscal 2013	$ Change	Fiscal 2014	Fiscal 2013	Change
Domestic	$2,563	$2,489	$74	34.1%	32.6%	1.5%
International	1,867	1,900	(33)	38.6%	38.7%	(0.1)%
Toys “R” Us - Consolidated	$4,430	$4,389	$41	35.8%	35.0%	0.8%
Gross margin increased by $41 million to $4,430 million in fiscal 2014, compared to $4,389 million in fiscal 2013. Foreign currency translation decreased Gross margin by $83 million.
Gross margin, as a percentage of Net sales, increased by 0.8 percentage points in fiscal 2014 compared to fiscal 2013. The increase in Gross margin, as a percentage of Net sales, was primarily the result of overall margin improvements across all categories in our Domestic segment, mainly attributable to promotional efficiencies (reduction in the depth and breadth of promotions). Additionally contributing to the increase in Gross margin was an inventory write-down of $51 million recorded within our Domestic segment in fiscal 2013.
Domestic
Gross margin increased by $74 million to $2,563 million in fiscal 2014, compared to $2,489 million in fiscal 2013. Gross margin, as a percentage of Net sales, increased by 1.5 percentage points in fiscal 2014 compared to fiscal 2013.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from overall margin improvements predominantly in our entertainment, baby product and core toy categories due to promotional efficiencies (reduction in the depth and breadth of promotions). Additionally contributing to the increase in Gross margin was an inventory write-down of $51 million recorded in fiscal 2013.
International
Gross margin decreased by $33 million to $1,867 million in fiscal 2014, compared to $1,900 million in fiscal 2013. Foreign currency translation decreased Gross margin by $83 million. Gross margin, as a percentage of Net sales, remained relatively consistent in fiscal 2014 compared to fiscal 2013.

Selling, General and Administrative Expenses
The following table presents expenses as a percentage of consolidated SG&A:

	Fiscal 2014	Fiscal 2013
Payroll and related benefits (1)	44.7%	43.1%
Occupancy costs (2)	30.0%	29.5%
Advertising and promotional expenses	9.7%	10.8%
Professional fees	3.4%	3.4%
Transaction fees (3)	3.1%	3.3%
Other (4)	9.1%	9.9%
Total	100%	100%

(1)	Excluding the increase of the annual bonus, total expense dollars for payroll and related benefits expense dollars declined in fiscal 2014 as compared to the prior year.

(2)	Fiscal 2014 includes property insurance claim settlements noted below.

(3)	Primarily consists of credit card fees, which includes the fiscal 2014 Visa and MasterCard settlement.

(4)	Includes costs related to transporting merchandise from distribution centers to stores, store related supplies and signage, website hosting and other corporate-related expenses.

				Percentage of Net sales
($ In millions)	Fiscal 2014	Fiscal 2013	$ Change	Fiscal 2014	Fiscal 2013	Change
Toys “R” Us - Consolidated	$3,915	$4,010	$(95)	31.7%	32.0%	(0.3)%
SG&A decreased by $95 million to $3,915 million in fiscal 2014, compared to $4,010 million in fiscal 2013. Foreign currency translation decreased SG&A by $57 million. As a percentage of Net sales, SG&A decreased by 0.3 percentage points.
Excluding the impact of foreign currency translation, SG&A decreased by $38 million, reflecting: a $48 million decline in advertising and promotional expenses; $26 million of lower store payroll expense; favorable legal and property insurance claim settlements of $21 million; a $20 million decrease in litigation expense related to the prior year adverse liability judgment; and a reduction of $9 million in general liability insurance reserves; offset in part by a $63 million increase in annual bonus, a $21 million increase in occupancy costs predominantly related to new stores within our International segment and the aggregate of $2 million in other insignificant items.
Refer to Note 14 to our Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS” for further details on the legal proceedings mentioned above.

Depreciation and Amortization

(In millions)	Fiscal 2014	Fiscal 2013	Change
Toys “R” Us - Consolidated	$377	$388	$(11)
Depreciation and amortization decreased by $11 million to $377 million in fiscal 2014, compared to $388 million in fiscal 2013. Foreign currency translation decreased Depreciation and amortization by $5 million. Excluding the impact of foreign currency translation, the decrease in Depreciation and amortization was primarily due to fully depreciated assets, which included the impact of fiscal 2013 impairments of $44 million. Partially offsetting the decrease was accelerated depreciation of certain assets, which we committed to dispose of prior to the end of their useful lives.

Goodwill Impairment

(In millions)	Fiscal 2014	Fiscal 2013	Change
Toys “R” Us - Consolidated	$—	$378	$(378)
We had no Goodwill impairment for fiscal 2014. The amount recorded in fiscal 2013 was comprised of $361 million related to our Toys-Domestic reporting unit and $17 million related to our Toys-Japan reporting unit.
Refer to the “CRITICAL ACCOUNTING POLICIES” section below and Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	foreign exchange gains and losses;

•	impairment of long-lived assets;

•	net gains on sales of properties; and

•	other operating income and expenses.

(In millions)	Fiscal 2014	Fiscal 2013	Change
Toys “R” Us - Consolidated	$53	$37	$16
Other income, net increased by $16 million to $53 million in fiscal 2014, compared to $37 million in fiscal 2013. The increase was primarily due to a $31 million decrease in impairment of long-lived assets, partially offset by a $15 million increase in unrealized loss on foreign exchange related to the re-measurement of the Tranche A-1 Loan attributed to Toys-Canada.

Refer to Note 1 to our Consolidated Financial Statements entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

Interest Expense

(In millions)	Fiscal 2014	Fiscal 2013	Change
Toys “R” Us - Consolidated	$451	$524	$(73)
Interest expense decreased by $73 million to $451 million in fiscal 2014, compared to $524 million in fiscal 2013. The decrease in Interest expense was primarily due to $77 million of incremental interest expense associated with the prior year repayment of the $950 million 10.750% senior unsecured notes due fiscal 2017 (the “Propco I Notes”), composed of a redemption premium of $51 million, and the write-off of unamortized original issue discount and deferred debt issuance costs. Additionally contributing to the decrease was $23 million in savings associated with refinancing the Propco I Notes to a $985 million senior unsecured term loan facility due fiscal 2019 (the “Propco I Term Loan Facility”) at a lower rate of interest. Partially offsetting the decrease in Interest expense was the current year extinguishment of the Secured term loan facility and the 7.375% senior secured notes due fiscal 2016, and portions of the Incremental secured term loan facility and Second incremental secured term loan facility, resulting in $35 million of incremental expense, composed of the write-off of portions of unamortized deferred debt issuance costs and original issue discount, and a redemption premium of $6 million on the 7.375% senior secured notes due fiscal 2016.
As a result of the third quarter of fiscal 2014 refinancing of a portion of the secured term loan facilities and the 7.375% senior secured notes due fiscal 2016 with the Secured Term B-4 Loan, as defined below, and the Tranche A-1 Loan, we expect that our annual Interest expense will increase primarily due to a higher rate of interest on the new financing.

Interest Income

(In millions)	Fiscal 2014	Fiscal 2013	Change
Toys “R” Us - Consolidated	$4	$7	$(3)
Interest income decreased by $3 million to $4 million in fiscal 2014, compared to $7 million in fiscal 2013. The decrease was primarily due to the April 2013 maturity of our Vanwall Finance Plc (“Vanwall”) debt security holdings.

Income Tax Expense

($ In millions)	Fiscal 2014	Fiscal 2013	Change
Toys “R” Us - Consolidated	$32	$169	$(137)
Consolidated effective tax rate	(12.5)%	(19.5)%	7.0%
The net decrease in income tax expense of $137 million in fiscal 2014 compared to fiscal 2013 was principally due to the fact that in fiscal 2014 we recorded a valuation allowance on deferred tax assets associated with the fiscal 2014 loss in the U.S. and certain foreign jurisdictions, whereas in fiscal 2013 we recorded a valuation allowance in the U.S. and certain foreign jurisdictions on both the fiscal 2013 loss, as well as the opening deferred tax balances in these jurisdictions.
Our income tax expense in fiscal 2014 was unfavorably impacted by certain non-routine, discrete items, including a valuation allowance for U.S. Federal and state jurisdictions, as well as in certain foreign jurisdictions. We have evaluated the available positive and negative evidence and have concluded that, for some of our deferred tax assets, it is more likely than not that these assets will not be realized in the foreseeable future. A valuation allowance is a non-cash charge, which does not eliminate the tax loss carryforwards and other deferred tax assets. It reflects a reduction in the benefit we expect is more likely than not to be realized from these items. Favorably impacting the fiscal 2014 income tax expense is a benefit associated with the reduction of uncertain tax benefits.
Our income tax expense in fiscal 2013 was unfavorably impacted by certain non-routine, discrete items, including an increase to our valuation allowance for U.S. Federal and state as well as certain foreign tax jurisdictions. We evaluated the available positive and negative evidence and concluded that, for some of our deferred tax assets, it is more likely than not that these assets will not be realized in the foreseeable future. The increase to our valuation allowance for U.S. Federal, state and foreign taxes was predominantly due to the fact that, as of the end of fiscal 2013, we incurred a pre-tax cumulative loss over the past three fiscal years. As a result, we established a valuation allowance to reduce these deferred tax assets for the amount we believed will not be realized. Also contributing to the fiscal 2013 tax expense were adjustments to deferred taxes resulting from changes to statutory tax rates in various jurisdictions.

In the next 12 months, we may conclude that it is more likely than not that we will realize a benefit for deferred tax assets in certain foreign jurisdictions. We estimate that this may result in the valuation allowance being reduced by up to $33 million.
Refer to Note 10 to the Consolidated Financial Statements entitled “INCOME TAXES” for further details.

Fiscal 2013 Compared to Fiscal 2012

Net (Loss) Earnings Attributable to Toys “R” Us, Inc.

(In millions)	Fiscal 2013	Fiscal 2012	Change
Toys “R” Us - Consolidated	$(1,039)	$38	$(1,077)
Net loss attributable to Toys “R” Us, Inc. was $1,039 million in fiscal 2013, compared to Net earnings attributable to Toys “R” Us, Inc. of $38 million in fiscal 2012, a change of $1,077 million. The Net loss attributable to Toys “R” Us, Inc. was primarily due to a decrease in Gross margin dollars of $562 million, a $378 million goodwill impairment associated with our Toys- Domestic and Toys-Japan reporting units and an increase in Income tax expense of $116 million principally due to an increase in expense for non-routine, discrete items, partially offset by a benefit associated with the decrease in pre-tax earnings.

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
Domestic
Net sales for the Domestic segment decreased by $511 million or 6.3%, to $7,638 million in fiscal 2013, compared to $8,149 million in fiscal 2012. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 5.2%. Our reporting period for fiscal 2013 included 52 weeks compared to 53 weeks for fiscal 2012, which included an additional week of net sales of $95 million.
The decrease in comparable store net sales resulted primarily from decreases in our baby, entertainment and learning categories. The decrease in our baby category was predominantly due to decreased sales of infant care products. The decrease in our entertainment category was primarily due to decreased sales of video game software. The decrease in our learning category was primarily due to decreased sales of educational electronics and construction toys.
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
The decrease in comparable store net sales resulted primarily from decreases in our entertainment and baby categories. The decrease in our entertainment category was primarily due to decreased sales of video game systems and software. The decrease in our baby category was primarily due to decreased sales of baby gear and apparel.

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
Excluding the impact of foreign currency translation, the increase in SG&A was primarily due to a $24 million increase in occupancy costs, predominantly as a result of new stores and store improvements, and a $20 million increase in litigation expense related to the judgment in the Aleo case. Additionally contributing to the increase in SG&A was an increase in payroll expenses predominantly related to an additional $17 million of accrued vacation expense resulting from a prior period correction.

Depreciation and Amortization

(In millions)	Fiscal 2013	Fiscal 2012	Change
Toys “R” Us - Consolidated	$388	$407	$(19)
Depreciation and amortization decreased by $19 million to $388 million in fiscal 2013, compared to $407 million in fiscal 2012. Foreign currency translation decreased Depreciation and amortization by $8 million. Excluding the impact of foreign currency translation, the decrease in Depreciation and amortization was primarily due to assets that were fully depreciated in fiscal 2013.

Goodwill Impairment

(In millions)	Fiscal 2013	Fiscal 2012	Change
Toys “R” Us - Consolidated	$378	$—	$378
Goodwill impairment was $378 million in fiscal 2013. The amount recorded in fiscal 2013 was comprised of $361 million related to our Toys-Domestic reporting unit and $17 million related to our Toys-Japan reporting unit.

Other Income, Net

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
Interest expense increased by $44 million to $524 million in fiscal 2013, compared to $480 million in fiscal 2012. The increase was primarily due to $77 million of incremental expense associated with the fiscal 2013 repayment of the Propco I Notes, composed of a redemption premium of $51 million, and the write-off of unamortized original issue discount and deferred debt issuance costs. Partially offsetting the increase was $19 million in savings associated with refinancing the Propco I Notes to the Propco I Term Loan Facility at a lower rate of interest, as well as the prior year repayment of the $400 million 7.875% senior notes due fiscal 2013, which included a make-whole premium of $18 million.

Interest Income

(In millions)	Fiscal 2013	Fiscal 2012	Change
Toys “R” Us - Consolidated	$7	$16	$(9)
Interest income decreased by $9 million to $7 million in fiscal 2013, compared to $16 million in fiscal 2012. The decrease was primarily due to the April 2013 maturity of our Vanwall debt security holdings.

Income Tax Expense

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
Our income tax expense in fiscal 2013 was unfavorably impacted by certain non-routine, discrete items, including an increase to our valuation allowance for federal and state as well as certain foreign tax jurisdictions. We have evaluated the available positive and negative evidence and have concluded that, for some of our deferred tax assets, it is more likely than not that these assets will not be realized in the foreseeable future. The increase to our valuation allowance for Federal, state and foreign taxes was predominantly due to the fact that, as of the end of fiscal 2013, we have incurred a pre-tax cumulative loss (after adjustments required for tax purposes) over the past three fiscal years. As a result, we have established a valuation allowance to reduce these deferred tax assets for the amount we believe will not be realized. A valuation allowance is a non-cash charge, which does not eliminate the tax loss carry forwards and other deferred tax assets. It reflects a reduction in the benefit we expect is more likely than not to be realized from these items. Also contributing to an increase in the fiscal 2013 tax expense are adjustments to deferred taxes resulting from changes to statutory tax rates in various jurisdictions.
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

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of January 31, 2015, we were in compliance with all of the covenants related to our outstanding debt. On March 21, 2014, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement for its $1.85 billion secured revolving credit facility (“ABL Facility”) in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended will continue to provide for $1.85 billion of revolving commitments. At January 31, 2015, under the ABL Facility, we had no outstanding borrowings, a total of $99 million of outstanding letters of credit and excess availability of $973 million. We are also subject to a minimum excess availability covenant of $125 million, with remaining availability of $848 million in excess of the covenant.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($208 million at January 31, 2015) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At January 31, 2015, we had no outstanding borrowings, with $86 million of remaining availability under the European ABL Facility.
Toys “R” Us - Japan, Ltd. (“Toys-Japan”) currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Tranche 1 is available in amounts of up to ¥13.0 billion ($111 million at January 31, 2015), expiring on June 30, 2015. At January 31, 2015, we had no outstanding borrowings under Tranche 1, with $111 million of remaining borrowing availability.
On July 15, 2014, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is available in amounts of up to ¥3.5 billion ($30 million at January 31, 2015), expiring on June 30, 2016. At January 31, 2015, we had no outstanding borrowings under Tranche 2, with $30 million of remaining availability.
On July 15, 2014, Toys-Japan amended its uncommitted line of credit resulting in total availability of ¥1.5 billion ($13 million at January 31, 2015), which will renew August 1 of each year unless otherwise canceled. As of January 31, 2015, we had no outstanding borrowings under the uncommitted line of credit.
On September 17, 2014, Toys-Japan entered into an uncommitted line of credit with a financial institution that is part of our Tranche 1 syndicate. The uncommitted line of credit of ¥0.5 billion ($4 million at January 31, 2015) matures on August 31, 2015. As the agreement states that the borrowings associated with this line of credit plus the borrowings associated with this financial institution’s portion of Tranche 1 borrowings cannot exceed its already committed credit of ¥1.5 billion, this new uncommitted line of credit does not result in incremental availability. As of January 31, 2015, we had no outstanding borrowings under the uncommitted line of credit.
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$275 million ($35 million at January 31, 2015). As of January 31, 2015, we had no borrowings and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $32 million.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of January 31, 2015, we have funds available to finance our operations under our ABL Facility through March 2019, subject to an earlier springing maturity, our European ABL Facility through March 2016 and our Toys-Japan unsecured credit lines with a tranche maturing June 2015 and a tranche maturing June 2016. In addition, Labuan and Toys-Japan have uncommitted lines of credit due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
In general, our primary uses of cash are providing for working capital purposes (which principally represents the purchase of inventory), servicing debt, remodeling existing stores, financing construction of new stores and paying expenses, such as payroll costs and rental expense, to operate our stores. Our working capital needs follow a seasonal pattern, peaking in the third quarter of the year when inventory is purchased for the fourth quarter holiday selling season. For fiscal 2014, peak borrowings under our revolving credit facilities and credit lines amounted to $986 million, with remaining availability of $910 million in excess of the ABL Facility covenant.
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

Capital Expenditures
A component of our long-term strategy is our capital expenditure program. Our capital expenditures are primarily for financing construction of new stores and maintaining existing stores, as well as improving and enhancing our e-commerce and other information technology and logistics systems. Capital expenditures are funded primarily through cash provided by operating activities, as well as available cash.
The following table presents our capital expenditures for each of the past three fiscal years:

(In millions)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Information technology	$79	$58	$57
Maintenance (1)	58	28	39
New stores (2)	32	73	68
Distribution centers	31	16	21
Conversion projects (3)	2	15	62
Other store-related projects (4)	5	48	39
Total capital expenditures	$207	$238	$286

(1)	Includes maintenance for existing stores, including expenditures related to the “Clean and Bright” initiative carried out in fiscal 2014.

(2)	Includes single format stores (including Express stores) as well as SBS relocations.

(3)	Primarily includes SBS conversions as well as other juvenile integration remodels.

(4)	Includes store updates and projects other than conversions.

Cash Flows

(In millions)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net cash provided by operating activities	$476	$144	$537
Net cash used in investing activities	(193)	(205)	(267)
Net cash (used in) provided by financing activities	(191)	(388)	147
Effect of exchange rate changes on Cash and cash equivalents	(38)	(25)	—
Net increase (decrease) during period in Cash and cash equivalents	$54	$(474)	$417

Cash Flows Provided by Operating Activities
Net cash provided by operating activities for fiscal 2014 was $476 million, an increase of $332 million compared to fiscal 2013. The increase in Net cash provided by operating activities was primarily due to improved operating performance and a decrease in vendor payments due to timing.
Net cash provided by operating activities for fiscal 2013 was $144 million, a decrease of $393 million compared to fiscal 2012. The decrease in Net cash provided by operating activities was principally the result of a fiscal 2013 Net loss due to a decline in Net sales. The decrease was partially offset by the timing of vendor payments.

Cash Flows Used in Investing Activities
Net cash used in investing activities for fiscal 2014 was $193 million, a decrease of $12 million compared to fiscal 2013. The decrease in Net cash used in investing activities was due to a $31 million reduction in capital expenditures, a change of $29 million in restricted cash primarily resulting from the prior year incremental amount required to be held in conjunction with the terms of the UK Propco Facility Agreement and a prior year purchase of $20 million in debt securities of Debussy DTC Plc (“Debussy”). Refer to Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details. The decrease in Net cash used in investing activities was partially offset by a prior year repayment of $52 million for the Vanwall debt securities held by us and a $17 million decrease in proceeds received from sales of fixed assets compared to prior year.
Net cash used in investing activities for fiscal 2013 was $205 million, a decrease of $62 million compared to fiscal 2012. The decrease in Net cash used in investing activities was due to fiscal 2013 proceeds of $52 million from the repayment of the Vanwall debt securities held by us, a $48 million reduction in capital expenditures, $15 million in fiscal 2012 payments related to the Labuan acquisition, and a $15 million increase in proceeds received from sales of fixed assets. The decrease in Net cash used in investing activities was partially offset by a $48 million increase in restricted cash in conjunction with the terms of the UK Propco Facility Agreement and the fiscal 2013 purchase of $20 million in debt securities of Debussy.

Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities was $191 million for fiscal 2014, a decrease of $197 million compared to fiscal 2013. The decrease in net cash used in financing activities was primarily due to a $178 million decrease in net debt repayments compared to the prior year.
Net cash used in financing activities was $388 million for fiscal 2013, compared to net cash provided by financing activities of $147 million for fiscal 2012. The net cash used in financing activities was primarily due to a $509 million decrease in net debt borrowings compared to fiscal 2012, as well as an increase of $22 million in capitalized debt issuance costs primarily in conjunction with our UK Propco Facility Agreement and Propco I Term Loan Facility in fiscal 2013.

Debt
Our credit facilities, loan agreements and indentures contain customary covenants that, among other things restrict our ability to incur certain additional indebtedness, pay dividends, make restricted payments or certain investments, create or permit liens on assets, sell assets, engage in mergers or consolidations, and place restrictions on the ability of certain of our subsidiaries to provide funds to us through dividends, loans or advances. We conduct our operations through our subsidiaries, most of which are subject to restrictions on their ability to provide funds to us. The amount of total net assets that were subject to these restrictions was $582 million as of January 31, 2015.
Certain of our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing under these agreements, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current facilities or be available at all. As of January 31, 2015, we had total indebtedness of $4.8 billion, of which $2.7 billion was secured indebtedness. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by global economic and financial conditions and other economic factors that may be outside our control. In addition, our ability to incur secured indebtedness (which may enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the covenants in our credit facilities and indentures and the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors. We are currently in compliance with our covenants relating to our debt. Refer to Note 2 to the Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details regarding our debt and any of the transactions described below.
During fiscal 2014, the following events occurred with respect to our debt structure:

•
On October 24, 2014, Toys-Delaware amended the credit agreement for its secured term loan facilities to provide for, among other things, a new tranche of term loans in an aggregate principal amount of $1,026 million due fiscal 2020 (the “Secured Term B-4 Loan”). Additionally, Toys-Delaware and certain of its subsidiaries amended the credit agreement for the ABL Facility to provide for, among other things, the Tranche A-1 Loan due fiscal 2019 in an aggregate principal amount of $280 million. The Secured Term B-4 Loan and the Tranche A-1 Loan, together with other sources and funds available to Toys-Delaware, were used to (i) refinance in full the Secured term loan facility due fiscal 2016, (ii) extend $380 million of the term loans due fiscal 2018 under the Incremental secured term loan facility and the Second incremental secured term loan facility into the Secured Term B-4 Loan and (iii) redeem all of the 7.375% senior secured notes due fiscal 2016, plus accrued interest, premiums and fees. The Tranche A-1 Loan has a springing maturity date if the Toys-Delaware term loans due fiscal 2018 are not repaid 30 days prior to maturity.

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

Contractual Obligations
Our contractual obligations consist mainly of payments for operating leases related to real estate used in the operation of our business, Long-term debt and related interest and product purchase obligations. The following table summarizes our contractual obligations as of January 31, 2015, except as noted below:

	Payments Due By Period
(In millions)	Fiscal 2015	Fiscals 2016 & 2017	Fiscals 2018 & 2019	Fiscals 2020 and thereafter	Total
Operating leases (1)	$561	$887	$605	$1,055	$3,108
Less: sub-leases to third parties	15	23	17	24	79
Net operating lease obligations	546	864	588	1,031	3,029
Capital leases and financing obligations (2)	31	51	44	96	222
Short-term borrowings and long-term debt (3)	155	1,236	1,837	1,396	4,624
Interest payments (2)(4)(5)	377	739	425	40	1,581
Purchase obligations (6)	1,257	—	—	—	1,257
Other (7)	141	127	40	34	342
Total contractual obligations (8)(9)	$2,507	$3,017	$2,934	$2,597	$11,055

(1)
Excluded from the minimum rental commitments displayed above are $1.7 billion related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which is predominantly related to fiscals 2020 and thereafter.

(2)	Included in capital leases and financing obligations displayed above is $20 million of interest.

(3)	Excludes finance obligations associated with capital projects and capital lease obligations, which are included in “Capital leases and financing obligations.”

(4)	In an effort to manage interest rate exposure, we periodically enter into interest rate swaps and interest rate caps. Interest payments presented are net of interest rate swaps or caps.

(5)	Interest payments for our ABL Facility, European ABL Facility and our Toys-Japan unsecured credit lines were estimated based on the average borrowings under each of the facilities in fiscal 2014.

(6)
Purchase obligations consist primarily of open purchase orders for merchandise as well as an agreement to purchase fixed or minimum quantities of goods that are not included in our Consolidated Balance Sheet as of January 31, 2015.

(7)	Includes service contract obligations, risk management liabilities, pension obligations, and other contractual commitments.

(8)
The above table does not reflect liabilities for uncertain tax positions of $27 million, which are included in other non- current liabilities. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimates of the timing and amount of future payments.

(9)
The above table does not reflect the potential acquisition of Li & Fung’s 30% interest in Labuan. The terms of the agreement provide us with the future option to acquire Li & Fung’s 30% interest in the business and also provides Li

& Fung the option to require us to buy their 30% interest in the business beginning on October 31, 2015. See Note 17 to our Consolidated Financial Statements entitled “ACQUISITIONS” for further details.
Obligations under our operating leases and capital leases in the above table do not include real estate taxes, maintenance and insurance, or contingent rent. The following table presents these amounts which were recorded in SG&A in our Consolidated Statements of Operations for fiscals 2014, 2013 and 2012:

(In millions)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Real estate taxes	$82	$81	$79
Maintenance and insurance	74	71	70
Contingent rent	10	10	12
Total	$166	$162	$161

Off-balance Sheet Arrangements
We have an off-balance sheet arrangement as a result of the March 25, 2013 UK Propco Facility Agreement between UK Propco and Debussy. Debussy is a special purpose entity established with the limited purpose of making loans and issuing £263 million of multiple classes of commercial mortgage backed fixed rate notes (the “Debussy Notes”) to third party investors and the Company. We purchased £13 million principal amount of the various classes of the Debussy Notes, which are included in Other assets within the Consolidated Balance Sheets, classified as held-to-maturity and reported at amortized cost. The proceeds from the Debussy Notes were used to fund the new loan under the UK Propco Facility Agreement.
In accordance with ASC Topic 810, “Consolidation,” we identified Debussy as a VIE because Debussy, by design, has insufficient equity investment at risk and its equity investment holders at risk lack the ability through voting or similar rights, to direct the activities that most significantly impact Debussy’s economic performance.  Additionally, we evaluated our variable interests in Debussy and third party investors’ involvement and concluded that we are not the primary beneficiary and therefore should not consolidate Debussy as we do not hold the power to direct the activities that most significantly impact Debussy’s economic performance.

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
Our estimates may be impacted by changes in certain underlying assumptions and may not be indicative of future activity. For example, factors such as slower inventory turnover due to changes in competitors’ tactics, consumer preferences, consumer spending and inclement weather could cause excess inventory requiring greater than estimated markdowns to entice consumer purchases. Such factors could also cause sales shortfalls resulting in reduced purchases from vendors and an associated reduction in vendor allowances. Our reserve for merchandise inventories was $54 million and $109 million as of January 31, 2015 and February 1, 2014, respectively. The reserve as of February 1, 2014 included an incremental write down of $51 million of excess and obsolete inventory as a result of specific identification. Based on our inventory aging analysis for identifying obsolete and slow-moving inventory, a 10% change in our reserve, excluding the impact of our specific item reserves, would have impacted pre-tax earnings by $4 million for fiscal 2014.
Long-lived Asset Impairment
We evaluate the carrying value of all long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC 360. Events or circumstances that might warrant an impairment review include, among other things, material declines in operational performance, other than temporary significant adverse market conditions and significant changes or planned changes in our use of assets, including store relocation, store closure and property sales. When evaluating operating stores for impairment, our asset group is at an individual store level, as that is the lowest level for which cash flows are identifiable. Cash flows for individual operating stores include an allocation of applicable overhead. We will record an impairment loss when the carrying value of the underlying asset group exceeds its estimated fair value.
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
In fiscal 2014, 2013 and 2012, we recorded $13 million, $44 million and $11 million, respectively, of impairment charges related to non-recoverable long-lived assets. These impairments were primarily due to the identification of underperforming stores, the relocation of certain stores, property sales, and a decrease in real estate market values.
Goodwill Impairment
In fiscal 2013, the Company decided to change its annual goodwill impairment testing date from the first day of the fourth quarter (or the first day of the tenth fiscal month) to the last day of the eleventh fiscal month of each fiscal year, which is shortly after the holiday season. The change is preferable as it aligns the timing of the annual impairment test with the timing of the Company’s annual strategic planning process, which will now encompass actual holiday season results, given the later testing date. Goodwill is evaluated for impairment annually as of the last day of the eleventh fiscal month or whenever we identify certain events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might warrant an interim evaluation include, among other things, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.

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
For the two-step quantitative goodwill impairment test, we compare the current carrying value of the reporting unit to its current fair value to determine whether there is an indication of impairment. First, we determine the current fair value of the reporting unit by blending results from the market and income approaches. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in our industry, and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. It is our policy to conduct impairment testing (both from a qualitative and quantitative perspective) based on our most current business plans, projected future revenues and cash flows, which reflect changes we anticipate in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in our reporting unit. The outcome of the market and income approaches are heavily dependent upon the aforementioned projections. If the carrying value exceeds the fair value, we would then calculate the implied fair value of our reporting unit’s goodwill as compared to its carrying value to determine the appropriate impairment charge, if any. To calculate the implied fair value of goodwill the Company would allocate the reporting unit’s fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical scenario that faithfully represents an acquisition of the reporting unit in a business combination. If the implied fair value of the reporting unit’s goodwill is less than its carrying value, the difference is recorded as an impairment charge, not to exceed the balance of goodwill.
As a result of our fourth quarter fiscal 2013 test, we recorded full impairments of the Toys-Domestic and Toys-Japan reporting unit’s goodwill balances of $361 million and $17 million, respectively, which were recorded in our Consolidated Statement of Operations for the fiscal year ended February 1, 2014. These impairment charges were a result of significant declines in the projected financial performance of the Toys-Domestic and Toys-Japan reporting units compared to the projections used in goodwill impairment tests of prior years. The decrease in financial projections was primarily due to the fiscal 2013 decline in operating results, due in large part to the holiday season.
For the fourth quarter fiscal 2014 goodwill impairment test, the Company opted to bypass the optional qualitative assessment in favor of updating the valuation and proceeding directly to the quantitative analysis of our Toys-China and Southeast Asia reporting unit (included in our International segment). Goodwill was tested for impairment using the two-step quantitative impairment test described above. Upon completion of step one of the quantitative impairment test, it was determined that the goodwill associated with our Toys-China and Southeast Asia reporting unit of $64 million as of January 31, 2015, was not impaired. The estimated fair value of our Toys-China and Southeast Asia reporting unit substantially exceeded its carrying value as of the date of testing. Refer to Note 1 to our Consolidated Financial Statements entitled, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.
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
Although we feel our reserves are adequate to cover our estimated liabilities, changes in the underlying assumptions and future economic conditions could have a considerable effect upon future claim costs, which could have a material impact on our Consolidated Financial Statements. Our reserve for self-insurance was $99 million and $102 million as of January 31, 2015 and February 1, 2014, respectively. A 10% change in the value of our self-insured liabilities would have impacted pre-tax earnings by $10 million for the fiscal year ended January 31, 2015.
Revenue Recognition
We recognize revenue in accordance with ASC Topic 605, “Revenue Recognition.” Revenue related to merchandise sales, which is 99.6% of total revenues, is generally recognized for retail sales at the point of sale in the store and when the customer receives the merchandise purchased from our websites. Discounts provided to customers are accounted for as a reduction of sales. We record a reserve for estimated product returns in each reporting period based on historical return experience and changes in customer demand. Actual returns may differ from historical product return patterns, which could impact our financial results in future periods.
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
Stock-Based Compensation
The fair value of the common stock shares utilized in valuing stock-based payment awards was determined by the Executive Committee of the Board based on management’s recommendations. We engage an independent valuation specialist to assist management and the Executive Committee of the Board in determining the fair value of our common stock for these purposes. Management and the Executive Committee of the Board rely on the valuations provided by the independent valuation specialist as well as their review of the Company’s historical financial results, business milestones, financial forecast and business outlook as of each award date. The same Company data is reviewed by management, on a periodic basis, to monitor the performance metrics associated with certain stock-based payment awards as the achievement of established thresholds directly impact the amount of target shares ultimately earned.
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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In November 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting” (“ASU 2014-17”). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, “Accounting Changes and Error Corrections”. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The Company has adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. The adoption did not have an impact on our Consolidated Financial Statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed of. Early adoption is permitted, but only for disposals (or assets classified as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the amendments in ASU 2014-08, effective February 2, 2014. The adoption did not have a material impact on our Consolidated Financial Statements.
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The Company has been using the method prescribed by ASU 2013-11 since the fiscal year ended February 3, 2007. Therefore, the issuance of ASU 2013-11 did not have an impact on our Consolidated Financial Statements.
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
In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The Company adopted the amendments in ASU 2013-04, effective February 2, 2014. Other than additional disclosures regarding obligations resulting from joint and several liability arrangements disclosed above, the adoption did not have an impact on our Consolidated Financial Statements.
Refer to Note 18 to our Consolidated Financial Statements entitled “RECENT ACCOUNTING PRONOUNCEMENTS” for a discussion of accounting standards which we have not yet been required to implement and our assessment of their impact to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from potential changes in interest rates and foreign currency exchange rates. We regularly evaluate our exposure to these risks and take measures to mitigate these risks on our consolidated financial results. We enter into derivative financial instruments to economically manage our market risks related to interest rate and foreign currency exchange. We do not participate in speculative derivative trading. The analysis below presents our sensitivity to selected hypothetical, instantaneous changes in market interest rates and foreign currency exchange rates as of January 31, 2015.
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
We face foreign currency exchange transaction exposures related to short-term, cross-currency intercompany loans and merchandise purchases:

•
We enter into short-term, cross-currency intercompany loans with our foreign subsidiaries. The majority of this exposure is economically hedged through the use of foreign currency exchange forward contracts. Our exposure to foreign currency risk related to exchange forward contracts on our short-term, cross-currency intercompany loans has not materially changed from fiscal 2013 to fiscal 2014. As a result, a 10% change in foreign currency exchange rates against the USD would not have a material impact on our pre-tax earnings related to our short-term, cross-currency intercompany loans that were outstanding as of year-end.

•
In addition, our foreign subsidiaries make USD denominated merchandise purchases through the normal course of business. From time to time, we enter into foreign exchange forward contracts under our merchandise import program. As of January 31, 2015, we did not have any outstanding foreign exchange forward contracts under our merchandise import programs.

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
Changes in foreign exchange rates affect interest expense recorded in relation to our foreign currency-denominated derivative instruments and debt instruments. For the fiscal years ended January 31, 2015 and February 1, 2014, we estimate that a 10% hypothetical change in foreign exchange rates would impact our pre-tax earnings due to the effect of foreign currency translation on interest expense related to our foreign currency-denominated derivative instruments and debt instruments by $5 million and $6 million, respectively.

Interest Rate Exposure
We have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. In an effort to manage interest rate exposures, we periodically enter into interest rate swaps and interest rate caps. A change in interest rates on variable rate debt impacts our pre-tax earnings, whereas a change in interest rates on fixed rate debt impacts the fair value of debt. As of January 31, 2015, a portion of our interest rate contracts are designated for hedge accounting as cash flow hedges. For designated cash flow hedges, the effective portion of the changes in the fair value of derivatives are recorded in Accumulated other comprehensive (loss) income and subsequently recorded in the Consolidated Statements of Operations at the time the hedged item affects earnings.
The following table illustrates the estimated sensitivity of a 1% change in interest rates to our future pre-tax earnings on our derivative instruments and variable rate debt instruments at January 31, 2015:

(In millions)	Impact of 1% Increase	Impact of 1% Decrease
Interest rate swaps/caps	$—	$—
Variable rate debt	(5)	—
Total pre-tax income exposure to interest rate risk	$(5)	$—
The above sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions. As of February 1, 2014, we estimated that a 1% hypothetical increase or decrease in interest rates could potentially have caused either a $7 million decrease or a $5 million increase on our pre-tax earnings, respectively. Refer to our Consolidated Financial Statements for further discussion in Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.” At this time, we do not anticipate material changes to our interest rate risk exposure or to our risk management policies. We believe that we could mitigate potential losses on pre-tax earnings through our risk management objectives, if material changes occur in future periods.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Toys “R” Us, Inc.:

We have audited the accompanying consolidated balance sheets of Toys “R” Us, Inc. and subsidiaries (the "Company") as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' (deficit) equity, and cash flows for each of the three fiscal years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Toys “R” Us, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 26, 2015

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Operations

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$12,361	$12,543	$13,543
Cost of sales	7,931	8,154	8,592
Gross margin	4,430	4,389	4,951
Selling, general and administrative expenses	3,915	4,010	4,041
Depreciation and amortization	377	388	407
Goodwill impairment	—	378	—
Other income, net	(53)	(37)	(53)
Total operating expenses	4,239	4,739	4,395
Operating earnings (loss)	191	(350)	556
Interest expense	(451)	(524)	(480)
Interest income	4	7	16
(Loss) earnings before income taxes	(256)	(867)	92
Income tax expense	32	169	53
Net (loss) earnings	(288)	(1,036)	39
Less: Net earnings attributable to noncontrolling interest	4	3	1
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(292)	$(1,039)	$38

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Net (loss) earnings	$(288)	$(1,036)	$39
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(128)	(82)	(46)
Unrealized gain on hedged transactions	1	1	—
Unrecognized actuarial losses	(33)	—	(1)
Total other comprehensive loss, net of tax	(160)	(81)	(47)
Comprehensive loss, net of tax	(448)	(1,117)	(8)
Less: Comprehensive income attributable to noncontrolling interest	4	3	1
Comprehensive loss attributable to Toys “R” Us, Inc.	$(452)	$(1,120)	$(9)
See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Balance Sheets

(In millions - except share amounts)	January 31, 2015	February 1, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$698	$644
Accounts and other receivables	225	249
Merchandise inventories	2,064	2,171
Current deferred tax assets	45	31
Prepaid expenses and other current assets	122	125
Total current assets	3,154	3,220
Property and equipment, net	3,335	3,638
Goodwill	64	64
Deferred tax assets	133	152
Restricted cash	53	53
Other assets	376	422
Total Assets	$7,115	$7,549

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,571	$1,488
Accrued expenses and other current liabilities	1,032	920
Income taxes payable	20	19
Current portion of long-term debt	176	89
Total current liabilities	2,799	2,516
Long-term debt	4,612	4,918
Deferred tax liabilities	112	96
Deferred rent liabilities	347	362
Other non-current liabilities	255	235
Temporary Equity	85	78
Stockholders’ Deficit:
Common stock (par value $0.001 and $0.001; shares authorized 55,000,000 and 55,000,000; shares outstanding 49,195,396 and 49,047,844 at January 31, 2015 and February 1, 2014, respectively)	—	—
Treasury stock	(5)	(9)
Additional paid-in capital	68	49
Accumulated deficit	(914)	(612)
Accumulated other comprehensive loss	(244)	(84)
Total Stockholders’ Deficit	(1,095)	(656)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$7,115	$7,549
See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Cash Flows from Operating Activities:
Net (loss) earnings	$(288)	$(1,036)	$39
Adjustments to reconcile Net (loss) earnings to Net cash provided by operating activities:
Depreciation and amortization	377	388	407
Amortization and write-off of debt issuance costs and debt discount (1)	59	73	44
Net gains on sales of properties	(5)	(8)	(4)
Deferred income taxes	(1)	133	36
Non-cash portion of asset impairments and other charges	20	49	22
Goodwill impairment	—	378	—
Proceeds from settlement of derivatives	9	—	—
Unrealized losses (gains) on foreign exchange	15	(1)	—
Other	23	16	(2)
Changes in operating assets and liabilities:
Accounts and other receivables	(6)	(1)	(9)
Merchandise inventories	(16)	13	(32)
Prepaid expenses and other operating assets	14	21	13
Accounts payable, Accrued expenses and other liabilities	283	160	(4)
Income taxes payable and receivable	(8)	(41)	27
Net cash provided by operating activities	476	144	537
Cash Flows from Investing Activities:
Capital expenditures	(207)	(238)	(286)
(Increase) decrease in restricted cash	(5)	(34)	14
Proceeds from sales of fixed assets	18	35	20
Property insurance recovery	2	—	—
Acquisitions	(1)	—	(15)
Purchases of debt securities	—	(20)	—
Proceeds from redemption of debt securities	—	52	—
Net cash used in investing activities	(193)	(205)	(267)
Cash Flows from Financing Activities:
Long-term debt borrowings	2,866	3,159	1,972
Long-term debt repayments	(3,010)	(3,491)	(1,802)
Short-term debt borrowings, net	(12)	(2)	5
Capitalized debt issuance costs	(35)	(47)	(25)
Other	—	(7)	(3)
Net cash (used in) provided by financing activities	(191)	(388)	147
Effect of exchange rate changes on Cash and cash equivalents	(38)	(25)	—
Cash and cash equivalents:
Net increase (decrease) during period	54	(474)	417
Cash and cash equivalents at beginning of period	644	1,118	701
Cash and cash equivalents at end of period	$698	$644	$1,118

Supplemental Disclosures of Cash Flow Information:
Interest paid	$380	$458	$432
Net income tax payments (refunds)	$43	$71	$(4)
Non-Cash Operating Information:
Purchases of property and equipment included in Accounts payable and Accrued expenses and other current liabilities	$42	$24	$26

(1)	Includes amortization and write-off of debt discount, which was previously presented within Other, of $22 million and $8 million for fiscals 2013 and 2012, respectively.

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficit) Equity

	Toys “R” Us, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Total (Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ (Deficit) Equity
(In millions)	Issued Shares	Treasury Amount
Balance, January 28, 2012	49	$(2)	$35	$426	$44	$503
Net earnings attributable to Toys “R” Us, Inc.	—	—	—	38	—	38
Total other comprehensive loss, net of tax	—	—	—	—	(47)	(47)
Restricted stock forfeitures	—	(1)	1	—	—	—
Stock compensation expense	—	—	14	—	—	14
Repurchase of common stock	—	(24)	—	—	—	(24)
Issuance of common stock	—	23	(5)	—	—	18
Stock award reclassification	—	—	2	—	—	2
Adjustment of noncontrolling interest to redemption value	—	—	—	(19)	—	(19)
Balance, February 2, 2013	49	$(4)	$47	$445	$(3)	$485
Net loss attributable to Toys “R” Us, Inc.	—	$—	$—	$(1,039)	$—	$(1,039)
Total other comprehensive loss, net of tax	—	—	—	—	(81)	(81)
Restricted stock forfeitures	—	(2)	2	—	—	—
Stock compensation expense	—	—	15	—	—	15
Repurchase of common stock	—	(38)	—	—	—	(38)
Issuance of common stock	—	35	(7)	—	—	28
Redemption value of redeemable shares to temporary equity	—	—	(8)	—	—	(8)
Adjustment of noncontrolling interest to redemption value	—	—	—	(18)	—	(18)
Balance, February 1, 2014	49	$(9)	$49	$(612)	$(84)	$(656)
Net loss attributable to Toys “R” Us, Inc.	—	$—	$—	$(292)	$—	$(292)
Total other comprehensive loss, net of tax	—	—	—	—	(160)	(160)
Issuance of restricted stock	—	4	(4)	—	—	—
Stock compensation expense	—	—	15	—	—	15
Value of formerly redeemable shares from temporary equity	—	—	8	—	—	8
Adjustment of noncontrolling interest to redemption value	—	—	—	(10)		(10)
Balance, January 31, 2015	49	$(5)	$68	$(914)	$(244)	$(1,095)

See Notes to the Consolidated Financial Statements.

Toys “R” Us, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. We sell a variety of products in the baby, core toy, entertainment, learning and seasonal categories through our retail locations and the Internet. As of January 31, 2015, we operated 1,602 stores and licensed an additional 212 stores. These stores are located in 37 countries and jurisdictions around the world under the Toys “R” Us, Babies “R” Us and FAO Schwarz banners. In addition, we operate Toys “R” Us Express stores (“Express stores”), smaller format stores primarily open on a short-term basis during the holiday season. We also own and operate websites including Toysrus.com, Babiesrus.com, eToys.com, FAO.com and toys.com, as well as other Internet sites we operate in our international markets.
Our Company was founded in Washingtonfcred D.C. in 1948 when Charles Lazarus opened a baby furniture store, Children’s Bargain Town. The Toys “R” Us name made its debut in 1957. In 1978, we completed an initial public offering of our common stock. When Charles Lazarus retired as our Chief Executive Officer (“CEO”) in 1994, we operated or licensed over 1,000 stores in 17 countries and jurisdictions. In 1996, we established the Babies “R” Us brand, further solidifying our reputation as a leading consumer destination for children and their families.
On July 21, 2005, we were acquired through a $6.6 billion merger (the “Merger”) by an investment group led by entities advised by or affiliated with Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P. and Vornado Realty Trust (collectively, the “Sponsors”). Upon the completion of this acquisition, we became a private company.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. Unless otherwise stated, references to years in this report relate to the fiscal years below:

Fiscal Year	Number of Weeks	Ended
2014	52	January 31, 2015
2013	52	February 1, 2014
2012	53	February 2, 2013
Basis of Presentation
The accompanying consolidated financial statements as of January 31, 2015 and February 1, 2014 and for each of the three year periods ended January 31, 2015, February 1, 2014 and February 2, 2013, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
On March 25, 2013, our indirect wholly-owned subsidiary, Toys “R” Us Properties (UK) Limited (“UK Propco”) entered into a facility agreement (the “UK Propco Facility Agreement”) with Debussy DTC Plc (“Debussy”), pursuant to which Debussy made loans (collectively, the “UK Propco Loan”) to UK Propco on March 28, 2013 in the aggregate principal amount of £263 million. Debussy is a special purpose entity established with the limited purpose of making loans and issuing the £263 million of multiple classes of commercial mortgage backed fixed rate notes (the “Debussy Notes”) to third party investors and the Company. Refer to Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.
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
Restricted Cash
Restricted cash represents collateral and other cash that is restricted from withdrawal. As of January 31, 2015 and February 1, 2014, we had restricted cash of $53 million, respectively.
Accounts and Other Receivables
Accounts and other receivables consist primarily of receivables from vendors and consumer credit card and debit card transactions.
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
Asset Retirement Obligations
We account for asset retirement obligations (“ARO”) in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations,” which requires us to recognize a liability for the fair value of obligations to retire tangible long-lived assets when there is a legal obligation to incur such costs. As a result of certain leasehold improvements we have undertaken in our stores, we may be obligated to restore the retail space to its original configuration as per the terms of the lease. We recognize a liability for ARO, capitalize asset retirement costs and amortize these costs over the life of the assets. As of January 31, 2015 and February 1, 2014, we had $63 million and $66 million, respectively, recorded for ARO.

Goodwill
At January 31, 2015 and February 1, 2014 our Toys-China and Southeast Asia reporting unit (included in our International segment) had $64 million of Goodwill, respectively. As a result of our fourth quarter fiscal 2013 goodwill impairment test, we recorded full impairments of the Toys-Domestic and Toys-Japan reporting unit’s goodwill balances of $361 million and $17 million, respectively, which were recorded in our Consolidated Statement of Operations for the fiscal year ended February 1, 2014. These impairment charges were a result of significant declines in the projected financial performance of the Toys-Domestic and Toys-Japan reporting units compared to the projections used in goodwill impairment tests of prior years. The decrease in financial projections was primarily due to the fiscal 2013 decline in operating results, due in large part to the holiday selling season. Refer to below and “CRITICAL ACCOUNTING POLICIES” within Item 7 entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for further details regarding the fiscal 2014 annual impairment tests.
In fiscal 2013, the Company decided to change its annual goodwill impairment testing date from the first day of the fourth quarter (or the first day of the tenth fiscal month) to the last day of the eleventh fiscal month of each fiscal year, which is shortly after the holiday season. The change is preferable as it aligns the timing of the annual impairment test with the timing of the Company’s annual strategic planning process, which now encompasses actual holiday selling season results, given the later testing date. Goodwill is evaluated for impairment annually as of the last day of the eleventh fiscal month or whenever we identify certain events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount, in accordance with the provisions of ASC Topic 350, “Intangibles - Goodwill and Other” (“ASC 350”). Events or circumstances that might warrant an interim evaluation include, among other things, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. ASC 350 provides an entity with the option to first assess qualitative factors for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step quantitative impairment test. The optional qualitative assessment can be performed at the discretion of management for any or all of the reporting units in any given period. For the fourth quarter of fiscal 2014, the Company opted to bypass the optional qualitative assessment in favor of updating the valuation and proceeding directly to the quantitative analysis for our Toys-China and Southeast Asia reporting unit.
For the step-one quantitative goodwill impairment test, we compared the current carrying value of the reporting unit to its current fair value to determine whether there is an indication of impairment. First, we determined the current fair value of the reporting unit by blending results from the market multiples approach and the income approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in our industry, and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. It is our policy to conduct impairment testing (both from a qualitative and quantitative perspective) based on our most current business plans, projected future revenues and cash flows, which reflect changes we anticipate in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in our reporting unit. The outcome of the market multiples and income approaches are heavily dependent upon the aforementioned projections. Upon completion of step one of the quantitative impairment test, it was determined that the goodwill associated with our Toys-China and Southeast Asia reporting unit was not impaired. The estimated fair value of our Toys-China and Southeast Asia reporting unit substantially exceeded its carrying value as of the date of testing.
Debt Issuance Costs
We defer debt issuance costs, which are classified as non-current Other assets, and amortize the costs into Interest expense over the term of the related debt facility. Unamortized amounts at January 31, 2015 and February 1, 2014 were $139 million and $127 million, respectively. Deferred financing fees amortized to Interest expense for fiscals 2014, 2013 and 2012 were $48 million, $51 million and $36 million, respectively, which is inclusive of accelerated amortization due to certain debt repayments and refinancings prior to maturity.
Acquisition of Debt Securities
There were no acquisitions of debt securities during fiscal 2014 and fiscal 2012. During fiscal 2013, we acquired £13 million ($20 million at March 28, 2013) principal amount of the various classes of Debussy Notes. These debt securities are included in Other assets within the Consolidated Balance Sheet, classified as held-to-maturity debt and reported at amortized cost. Refer to Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.

Insurance Risks
We self-insure a substantial portion of our workers’ compensation, general liability, auto liability, property, medical, prescription drug and dental insurance risks, in addition to maintaining third party insurance coverage. Provisions for losses related to self-insured risks are based upon actuarial techniques and estimates for incurred but not reported claims. We record the liability for workers’ compensation on a discounted basis. We also maintain insurance coverage above retention amounts of $15 million for employment practices liability, $8 million for catastrophic events, $5 million for property, $5 million for general liability, $4 million for auto liability and a minimum of $1 million for workers’ compensation to limit the exposure related to such risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. As of January 31, 2015 and February 1, 2014, we had $99 million and $102 million, respectively, of reserves for self-insurance risk which have been included in Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets.
Commitments and Contingencies
We are subject to various claims and contingencies related to lawsuits and commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. For additional information on our commitments and contingencies, refer to Note 15 entitled “COMMITMENTS AND CONTINGENCIES.”
Leases
We lease store locations, distribution centers, equipment and land used in our operations. Our lease store locations consist of locations which have buildings that are owned by us and land which is controlled through a ground lease with third parties (“Ground Lease Locations”) and locations that are controlled through straight leases for land and building which we lease from third parties (“Straight Lease Locations”). We account for our leases under the provisions of ASC Topic 840, “Leases” (“ASC 840”), which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Assets held under capital lease are included in Property and equipment, net. As of January 31, 2015 and February 1, 2014, accumulated depreciation related to capital leases for property and equipment was $41 million, respectively.
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
Deferred Rent
We recognize fixed minimum rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease starting at the date of possession, including the build-out period, and record the difference between the recognized rental expense and amounts payable under the leases as a deferred rent liability or asset. Deferred rent liabilities in our Consolidated Balance Sheets totaled $359 million and $374 million at January 31, 2015 and February 1, 2014, respectively, of which $12 million was included in Accrued expenses and other current liabilities for each period, respectively. Landlord incentives and abatements are recorded in Deferred rent liabilities and amortized over the term of the lease.
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

Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for more information related to our accounting for derivative financial instruments. We did not have significant credit risk related to our financial instruments at January 31, 2015 and February 1, 2014.
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
Other revenues of $43 million, $56 million and $72 million for fiscals 2014, 2013 and 2012, respectively, are included in Net sales. Other revenues consist of warranty income, licensing fees and non-core product related revenue.
We have license agreements with unaffiliated third party operators located outside the United States. The agreements are largely structured with royalty income paid as a percentage of sales for the use of our trademarks, trade name and branding. Licensing fees for fiscals 2014, 2013 and 2012 were $17 million, $16 million and $16 million, respectively.
Reserve for Sales Returns
We establish reserves for sales returns for estimated product returns by our customers based on historical return experience, changes in customer demand, known returns we have not received, and other assumptions. The balance of our reserve for sales returns was $10 million at January 31, 2015 and February 1, 2014, respectively.
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

Advertising Costs
Gross advertising costs are recognized in SG&A at the point of first broadcast or distribution and were $379 million, $433 million and $449 million in fiscals 2014, 2013 and 2012, respectively.
Pre-Opening Costs
The cost of start-up activities, including organization costs, related to new store openings are expensed as incurred.
Costs of Computer Software
We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of ASC 350. We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of ASC 350 are met. We expense those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities as they are incurred. We amortize all costs capitalized in connection with internal use computer software projects on a straight-line basis over a useful life of five years, beginning when the software is ready for its intended use. We amortized computer software costs of $34 million, $31 million and $27 million for fiscals 2014, 2013 and 2012, respectively.
Other Income, Net
Other income, net includes the following:

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Credit card program income	$36	$33	$22
Gift card breakage income	27	24	21
Net gains on sales of properties	5	8	4
Impairment of long-lived assets	(13)	(44)	(11)
Foreign currency translation	(19)	(1)	(3)
Other (1)	17	17	20
Total	$53	$37	$53

(1)	Includes advertising income from our websites, fixed asset write-offs and other miscellaneous income and expense charges.
Credit Card Program
We operate under a Credit Card Program agreement (the “Agreement”) with a third-party credit lender Synchrony Financial (formerly GE Retail Bank) to offer co-branded and private label credit cards to our customers. The credit lender provides financing for our customers to purchase merchandise at our stores for all cardholders and other businesses for co-branded cardholders. We received an up-front incentive payment in fiscal 2012 for entering into the seven year Agreement with Synchrony Financial, which was deferred and is being amortized ratably over the life of the Agreement. In addition, we receive bounty fees for credit card activations and royalties on the co-branded and private label credit cards. Bounty fees and royalties are recognized when earned and realizable. During fiscals 2014, 2013 and 2012, we recognized credit card program income of $36 million, $33 million and $22 million, respectively.
Gift Card Breakage
We sell gift cards to customers in our retail stores, through our websites and through third parties and, in certain cases, provide gift cards for returned merchandise and in connection with promotions. We recognize income from gift card sales when the customer redeems the gift card, as well as an estimated amount of unredeemed liabilities (“breakage”). Gift card breakage is recognized proportionately, utilizing management estimates and assumptions based on actual redemptions, the estimated useful life of the gift card and an estimated breakage rate of unredeemed liabilities. Our estimated gift card breakage represents the remaining unused portion of the gift card liability for which the likelihood of redemption is remote and for which we have determined that we do not have a legal obligation to remit the value to the relevant jurisdictions. Income related to customer gift card redemption is included in Net sales, whereas income related to gift card breakage is recorded in Other income, net in our Consolidated Financial Statements. We recognize breakage income and derecognize the gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards. We recognized $27 million, $24 million and $21 million of gift card breakage income in fiscals 2014, 2013 and 2012, respectively.

Net Gains on Sales of Properties
Net gains on sales of properties were $5 million, $8 million and $4 million for fiscals 2014, 2013 and 2012, respectively. Refer to Note 5 entitled “PROPERTY AND EQUIPMENT” for further information.
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
During fiscals 2014, 2013 and 2012, we recorded total impairment losses of $13 million, $44 million and $11 million, respectively. Impairment losses are recorded in Other income, net within our Consolidated Statements of Operations. These impairments were primarily due to the identification of underperforming stores and the relocation of certain stores.
For any store closing where a lease obligation still exists, we record the estimated future liability associated with the rental obligation less any estimated sublease income on the date the store is closed in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations.”
Foreign Currency Translation
Unrealized and realized gains and losses resulting from foreign currency transactions related to operations are included in Other income, net. In fiscal 2014, we recorded foreign currency losses of $19 million, which included an unrealized loss on foreign exchange of $15 million related to the re-measurement of the new tranche of loans in an aggregate principal amount of $280 million due fiscal 2019 (the “Tranche A-1 Loan”) attributed to Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee (“Toys-Canada”), an indirect wholly-owned subsidiary. For fiscals 2013 and 2012, we recorded foreign exchange losses of $1 million and $3 million, respectively. Refer to Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details regarding the Tranche A-1 Loan.
Foreign Currency Translation - Foreign Subsidiaries
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
Foreign Currency Translation - Short-Term Intercompany Loans
Foreign currency transactions related to short-term, cross-currency intercompany loans amounted to gains of $9 million, $1 million and $2 million for fiscals 2014, 2013 and 2012, respectively. Such amounts were included in Interest expense.

We economically hedge the majority of these short-term, cross-currency intercompany loans with foreign currency forward contracts. These derivative contracts were not designated as hedges and are recorded on our Consolidated Balance Sheets at fair value with a gain or loss recorded on the Consolidated Statements of Operations in Interest expense. For fiscal years 2014, 2013 and 2012, we recorded losses of $9 million, $1 million and $2 million, respectively. Refer to Note 3 entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details.
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
At any one time, our tax returns for numerous tax years are subject to examination by U.S. Federal, state and foreign taxing jurisdictions. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes for income tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. We adjust these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently enacted tax law changes, published rulings, court cases and outcomes of tax audits. While we do not expect material changes, it is possible that our actual tax liability will differ from our established tax liabilities for unrecognized tax benefits, and our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of or the tax treatment of any particular tax position or deduction, we believe that our tax balances reflect the more-likely-than-not outcome of known tax contingencies. We report tax-related interest and penalties as a component of Income tax expense.
At January 31, 2015 and February 1, 2014, we reported unrecognized tax benefits in Accrued expenses and other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets. These tax liabilities do not include a portion of our unrecognized tax benefits, which have been recorded as either a reduction of Deferred tax assets related to tax loss carryforwards or a reduction of taxes receivable. For further information, refer to Note 10 entitled “INCOME TAXES.”
Temporary Equity
On October 31, 2011, in connection with the acquisition of a 70% ownership interest in Toys (Labuan) Holding Limited (“Labuan”), the Company recognized Noncontrolling interest in the amount of $24 million which was measured at fair value at the acquisition date. Refer to Note 17 entitled “ACQUISITIONS” for further details. In accordance with the terms of the agreement, the Noncontrolling interest is redeemable for cash or common stock of the Company at the option of the holder. As such, the Noncontrolling interest has been recorded in Temporary Equity in our Consolidated Balance Sheets at its redemption value.
In addition, as a result of modifications made to our stock-based compensation plans during fiscal 2013, certain equity awards were redeemable for cash at the option of the holder and redemption was probable. As of January 31, 2015, these awards have all vested and redemption is no longer probable. Therefore, in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) and ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), the shares were initially recorded as Temporary Equity in fiscal 2013 in our Consolidated Balance Sheet at their redemption value and were subsequently reclassified to Additional paid-in capital in fiscal 2014. Refer to Note 7 entitled “STOCK-BASED COMPENSATION” for further details.

The reconciliation of the changes in Temporary Equity is as follows:

(In millions)
Balance, January 28, 2012	$29
Net earnings attributable to noncontrolling interest	1
Adjustment of noncontrolling interest to redemption value	19
Balance, February 2, 2013	49
Net earnings attributable to noncontrolling interest	3
Adjustment of noncontrolling interest to redemption value	18
Redemption value of redeemable shares	8
Balance, February 1, 2014	78
Net earnings attributable to noncontrolling interest	4
Adjustment of noncontrolling interest to redemption value	10
Value of formerly redeemable shares to equity	(8)
Capital contribution	1
Balance, January 31, 2015	$85
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

NOTE 2 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as well as the effective interest rates on our outstanding variable rate debt as of January 31, 2015 and February 1, 2014 is outlined in the table below:

(In millions)	January 31, 2015	February 1, 2014
Short-term borrowings
Labuan uncommitted lines of credit	$—	$12
Long-term debt
Spanish real estate credit facility, due fiscal 2015 (EURIBOR+6.00%)	34	71
Toys-Japan unsecured credit lines, expire fiscals 2015-2016 (1)	—	5
European and Australian asset-based revolving credit facility, expires fiscal 2016	—	—
Secured term loan facility, due fiscal 2016 (LIBOR+4.50%) (2)(3)	—	646
7.375% senior secured notes, due fiscal 2016 (2)(3)	—	357
10.375% senior notes, due fiscal 2017 (4)	448	447
8.500% senior secured notes, due fiscal 2017 (5)	721	719
French real estate credit facility, due fiscal 2018 (EURIBOR+4.50%)	53	64
Incremental secured term loan facility, due fiscal 2018 (LIBOR+3.75%) (2)(3)	133	372
Second incremental secured term loan facility, due fiscal 2018 (LIBOR+3.75%) (2)(3)	67	210
7.375% senior notes, due fiscal 2018 (4)	402	403
$1.85 billion secured revolving credit facility, expires fiscal 2019 (2)(3)(6)	—	—
Senior unsecured term loan facility, due fiscal 2019 (LIBOR+5.00%) (7)	965	973
Tranche A-1 loan facility, due fiscal 2019 (LIBOR+7.25%) (2)(3)	272	—
Secured term B-4 loan facility, due fiscal 2020 (LIBOR+8.75%) (2)(3)	1,010	—
UK real estate credit facility, due fiscal 2020 (6.85%)	396	433
Toys-Japan 1.85%-2.45% loans, due fiscals 2015-2021	63	91
8.750% debentures, due fiscal 2021 (8)	22	22
Finance obligations associated with capital projects	189	174
Capital lease obligations	13	20
	4,788	5,007
Less: current portion	176	89
Total Long-term debt (9)	$4,612	$4,918

(1)
Toys “R” Us - Japan, Ltd. (“Toys-Japan”) currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” due fiscal 2015 and “Tranche 2” due fiscal 2016). On July 15, 2014, Toys-Japan entered into an agreement to refinance Tranche 2 of its committed lines of credit.

(2)	Represents obligations of Toys “R” Us - Delaware, Inc. (“Toys-Delaware”).

(3)
On October 24, 2014, Toys-Delaware amended the credit agreement for its secured term loan facilities (the “Secured Term Loan Credit Agreement”) to provide for, among other things, a new tranche of term loans in an aggregate principal amount of $1,026 million due fiscal 2020 (the “Secured Term B-4 Loan”). Additionally, Toys-Delaware and certain of its subsidiaries amended the credit agreement for the $1.85 billion secured revolving credit facility (“ABL Facility”) to provide for, among other things, a new tranche of loans in an aggregate principal amount of $280 million due fiscal 2019. The Secured Term B-4 Loan and the Tranche A-1 Loan, together with other sources and funds available to Toys-Delaware, were used to (i) refinance in full the Secured term loan facility due fiscal 2016, (ii) extend $380 million of the term loans due fiscal 2018 under the Incremental secured term loan facility and the Second incremental secured term loan facility into the Secured Term B-4 Loan and (iii) redeem all of the 7.375% senior secured notes due fiscal 2016 (“Toys-Delaware Secured Notes”), plus accrued interest, premiums and fees. The Secured Term B-4 Loan is guaranteed by Wayne Real Estate Parent Company, LLC, a wholly-owned subsidiary of the Company and an indirect parent of Toys “R” Us Property Company I, LLC.

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

As of January 31, 2015, we had total indebtedness of $4.8 billion, of which $2.7 billion was secured indebtedness. Toys “R” Us, Inc. is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. Our credit facilities, loan agreements and indentures contain customary covenants that, among other things restrict our ability to:

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
The amount of total net assets that were subject to such restrictions was $582 million as of January 31, 2015. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of January 31, 2015, we have funds available to finance our operations under our ABL Facility through March 2019, subject to an earlier springing maturity, our European and Australian asset-based revolving credit facility (“European ABL Facility”) through March 2016 and our Toys-Japan unsecured credit lines with a tranche maturing June 2015 and a tranche maturing June 2016. In addition, Labuan and Toys-Japan have uncommitted lines of credit due on demand.
The annual maturities of our Long-term debt, including current portion, at January 31, 2015 are as follows:

(In millions)	Annual Maturities
2015	$176
2016	34
2017	1,207
2018	658
2019	1,180
2020 and subsequent	1,571
Total	$4,826
Labuan uncommitted lines of credit, due on demand ($0 million at January 31, 2015)
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$275 million ($35 million at January 31, 2015). As of January 31, 2015, we had no borrowings and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $32 million. The average interest rate on the drawn borrowings was 2.36% as of February 1, 2014.
Toys-Japan unsecured credit lines, expire fiscals 2015-2016 ($0 million at January 31, 2015)
Toys-Japan currently has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit. Tranche 1 is available in amounts up to ¥13.0 billion ($111 million at January 31, 2015), expiring on June 30, 2015, and bears an interest rate of Tokyo Interbank Offered Rate (“TIBOR”) plus 0.80% per annum. At January 31, 2015, we had no outstanding borrowings under Tranche 1, with $111 million of remaining borrowing availability. Deferred debt issuance costs for this agreement were less than $1 million and $1 million as of January 31, 2015 and February 1, 2014, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
On July 15, 2014, Toys-Japan entered into an agreement with a syndicate of financial institutions to refinance Tranche 2. As a result, Tranche 2 is available in amounts up to ¥3.5 billion ($30 million at January 31, 2015), expiring on June 30, 2016, and bears an interest rate of TIBOR plus 0.80% per annum. At January 31, 2015, we had no outstanding borrowings under Tranche 2, with $30 million of remaining availability. Deferred debt issuance costs for this agreement were less than $1 million as of January 31, 2015 and February 1, 2014, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
These agreements contain covenants that require, among other things, Toys-Japan to maintain a certain level of net assets and a provision that requires Toys-Japan to not incur two consecutive years of ordinary loss in accordance with accounting principles generally accepted in Japan (“JGAAP”), as defined in the credit agreement. The agreement also restricts Toys-Japan from paying dividends or making loans to affiliates without lender consent.
Additionally on July 15, 2014, Toys-Japan amended its uncommitted line of credit resulting in total availability of ¥1.5 billion ($13 million at January 31, 2015), which will renew August 1 of each year unless otherwise canceled. The uncommitted line of credit bears an interest rate of TIBOR plus 0.50%. As of January 31, 2015, we had no outstanding borrowings under the uncommitted line of credit.
On September 17, 2014, Toys-Japan entered into an uncommitted line of credit with a financial institution that is part of our Tranche 1 syndicate. The uncommitted line of credit of ¥0.5 billion ($4 million at January 31, 2015) bears an interest rate of the short-term prime rate plus 1.00%, as defined in the agreement, and matures on August 31, 2015. As the agreement states that the borrowings associated with this line of credit plus the borrowings associated with this financial institution’s portion of Tranche 1 borrowings cannot exceed its already committed credit of ¥1.5 billion, this uncommitted line of credit does not result in incremental availability. As of January 31, 2015, we had no outstanding borrowings under the uncommitted line of credit.
European and Australian asset-based revolving credit facility, expires fiscal 2016 ($0 million at January 31, 2015)
The European ABL Facility, as amended, provides for a five-year £138 million ($208 million at January 31, 2015) asset-based senior secured revolving credit facility which will expire on March 8, 2016. Loans under the European ABL Facility bear interest at a rate of LIBOR or Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 2.25%, 2.50% or 2.75% depending on historical excess availability. In addition, a commitment fee accrues on any unused portion of the commitments at a rate per annum of 0.375% or 0.50% based on usage. At January 31, 2015, we had no outstanding borrowings, with $86 million of remaining availability under the European ABL Facility. Deferred debt issuance costs for this credit facility were $2 million and $4 million as of January 31, 2015 and February 1, 2014, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
Borrowings under the European ABL Facility are subject to, among other things, the terms of a borrowing base derived from the value of eligible inventory and/or eligible credit card receivables of certain of Toys “R” Us Europe, LLC’s (“Toys Europe”) and Toys “R” Us Australia Holdings, LLC’s (“Toys Australia”) subsidiaries organized in Australia, England and France. The terms of the European ABL Facility include a customary cash dominion trigger requiring the cash of certain of Toys Europe’s and Toys Australia’s subsidiaries to be applied to pay down outstanding loans if availability falls below certain thresholds. The European ABL Facility also contains a springing fixed charge coverage ratio of 1.00 to 1.00 based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the agreement governing the European ABL Facility) and fixed charges of Toys Europe, Toys Australia and their subsidiaries. Borrowings under the European ABL Facility are guaranteed by Toys Europe, Toys Australia and certain of their material subsidiaries, with certain customary local law limitations and to the extent such guarantees do not result in adverse tax consequences. Borrowings are secured by substantially all of the assets of Toys Europe, Toys Australia and the UK and Australian obligors, as well as by share pledges over the shares of certain other material subsidiaries and pledges over certain of their assets (including bank accounts and certain receivables). The European ABL Facility contains covenants that, among other things, restrict the ability of Toys Europe and Toys Australia and their respective subsidiaries to incur certain additional indebtedness, create or permit liens on assets, repurchase or pay dividends or make certain other restricted payments on capital stock, make acquisitions or investments or engage in mergers or consolidations.
$1.85 billion secured revolving credit facility, expires fiscal 2019 ($0 million at January 31, 2015)
On March 21, 2014, Toys-Delaware and certain of its subsidiaries amended and restated the credit agreement for the ABL Facility in order to extend the maturity date of the facility and amend certain other provisions. The ABL Facility as amended will continue to provide for $1.85 billion of revolving commitments, and permits Toys-Delaware to request an increase in commitments by up to $1.15 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The ABL Facility has a final maturity date of March 21, 2019, with a springing maturity date if the Toys-Delaware term loans due fiscal 2018 are not repaid 30 days prior to maturity. The ABL Facility as amended bears a tiered floating interest rate of London Interbank Offered Rate (“LIBOR”) plus a margin of between 1.50% and 1.75% depending on usage (or, at the election of the borrower, a tiered floating interest rate based on the agent’s prime rate plus a margin of between 0.50% and 0.75% depending on usage). A commitment fee is payable on the undrawn portion of the ABL Facility in an amount equal to 0.25% per annum of the average daily balance of unused commitments during each calendar quarter. In connection with the amended and restated credit agreement, we incurred transaction fees of $31 million, which are capitalized as deferred debt issuance costs, amortized over the term of the agreement and included in Other assets on our Consolidated Balance Sheet. Prior to the amended ABL Facility, unamortized debt issuance costs were $17 million, of which $1 million was expensed, and the remaining amount will be amortized over the term of the amended and restated credit agreement.
At January 31, 2015, under our ABL Facility, we had no outstanding borrowings, a total of $99 million of outstanding letters of credit and excess availability of $973 million. We are also subject to a minimum excess availability covenant of $125 million, with remaining availability of $848 million in excess of the covenant at January 31, 2015. Deferred debt issuance costs for this credit facility were $38 million and $19 million as of January 31, 2015 and February 1, 2014, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
The ABL facility is available for general corporate purposes and the issuance of letters of credit. Borrowings under this credit facility are secured by tangible and intangible assets of Toys-Delaware and certain of its subsidiaries, subject to specific exclusions stated in the credit agreement. The credit agreement contains covenants that, among other things, restrict Toys-Delaware’s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, repurchase capital stock or make other restricted payments, repay or prepay certain debt, engage in transactions with affiliates, amend material documents and change fiscal year. The ABL Facility, as amended pursuant to the amended and restated credit agreement, requires Toys-Delaware to maintain excess availability at all times of no less than $125 million and to sweep cash toward prepayment of the loans if excess availability falls below $150 million for any three days in a 30-day period (or if certain specified defaults are continuing or if excess availability falls below $130 million at any time). Availability is determined pursuant to a borrowing base, consisting of specified percentages of eligible inventory and eligible credit card receivables and certain real estate less any applicable availability reserves.
On October 24, 2014, Toys-Delaware and certain of its subsidiaries amended the credit agreement for the ABL Facility and the Intercreditor Agreement (as defined below) in connection with the issuance of the Secured Term B-4 Loan and Tranche A-1 Loan. Refer to the Tranche A-1 loan facility below for further details on the amendment to the credit agreement for the ABL Facility. The Intercreditor amendment amended the Amended and Restated Intercreditor Agreement, dated as of August 24, 2010 (the “Intercreditor Agreement”), to provide for, among other things, modifications to the priority among the lenders under the Secured Term B-4 Loan and the Tranche A-1 Loan with respect to the Canadian Pledge Collateral (as defined in the Intercreditor Agreement).
€30 million Spanish real estate credit facility, due fiscal 2015 ($34 million at January 31, 2015)
On January 29, 2013, Toys “R” Us Iberia Real Estate S.L.U. (“TRU Iberia Real Estate”) entered into a three year senior secured term loan facility agreement (the “Spain Propco Facility Agreement”) for an aggregate principal amount of €75 million. TRU Iberia Real Estate owns freehold and leasehold interests in properties in various retail markets throughout Spain. Under an operating company/property company structure, TRU Iberia Real Estate leases these properties on a triple-net basis to Toys “R” Us Iberia, SA (“Spain Opco”). Substantially all of TRU Iberia Real Estate’s revenues and cash flows are derived from payments from Spain Opco under a series of uniform lease agreements. The loan is secured by 26 properties located in Spain. The Spain Propco Facility Agreement will mature on January 29, 2016 and bears interest equal to EURIBOR plus 6.00%. We have entered into an interest rate cap as required under the Spain Propco Facility Agreement capping EURIBOR at 2.00% per annum. TRU Iberia Real Estate is required to repay the principal of the loan in installments equal to €22.5 million, €22.5 million and €30 million in the first, second and third years of the loan, respectively. As such, we have repaid the first and second installments of €22.5 million during fiscals 2013 and 2014, respectively, and the third installment of €30 million ($34 million at January 31, 2015) has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of

January 31, 2015. Deferred debt issuance costs for this credit facility were $3 million and $5 million as of January 31, 2015 and February 1, 2014, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
Our Parent Company has provided the lenders with a deficiency guarantee with respect to certain losses the lenders may suffer in certain circumstances. The Spain Propco Facility Agreement contains covenants that, among other things, restrict the ability of TRU Iberia Real Estate to incur additional indebtedness, pay dividends or make other distributions, make restricted payments or certain investments, create or permit liens on assets, sell assets or engage in mergers or consolidations. The agreement also contains financial covenants including a loan to value covenant, an interest coverage ratio covenant and an EBITDA (as defined in the Spain Propco Facility Agreement) to rent covenant related to Spain Opco.
10.375% senior notes, due fiscal 2017 ($448 million at January 31, 2015)
On August 1, 2012, we completed the offering of $450 million aggregate principal amount of 10.375% senior notes, which will mature on August 15, 2017 (the “2017 Notes”). The 2017 Notes were issued at a discount of $4 million, which resulted in proceeds of $446 million. The 2017 Notes are solely the obligation of the Parent Company and are not guaranteed by Toys-Delaware or any of our other subsidiaries. Investment funds or accounts advised by or affiliated with Kohlberg Kravis Roberts & Co. L.P. (collectively, “KKR”) owned an aggregate of $9 million of the 2017 Notes as of January 31, 2015 and February 1, 2014, respectively. Deferred debt issuance costs for these notes were $8 million and $10 million as of January 31, 2015 and February 1, 2014, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
The indenture governing the 2017 Notes contain covenants, including, among other things, covenants that restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions, make investments and other restricted payments, create liens, sell assets, incur restrictions on the ability of a subsidiary to pay dividends or make other payments, enter into certain transactions with affiliates and consolidate, merge, sell or otherwise dispose of all or substantially all of their assets. These covenants are subject to a number of important qualifications and exceptions and will not be applicable to any of our subsidiaries that are designated as “unrestricted subsidiaries.” As of January 31, 2015, TRU Asia, LLC, our majority owned subsidiary operating in Asia (other than Japan), is an unrestricted subsidiary.
Certain covenants will be suspended at any time the 2017 Notes are rated “investment grade.” As of January 31, 2015, the 2017 Notes are not “investment grade.” In addition, the indenture contains customary terms and covenants, including certain events of default after which the 2017 Notes may be due and payable immediately.
The 2017 Notes may be redeemed, in whole or in part, at any time prior to February 15, 2015 at a price equal to 100% of the aggregate principal amount of the 2017 Notes plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. The 2017 Notes will be redeemable, in whole or in part, at any time on or after February 15, 2015 at the specified redemption prices, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 40% of the 2017 Notes before February 15, 2015 with the net cash proceeds from certain equity offerings. Following specified kinds of changes of control, we will be required to make an offer to repurchase all of the 2017 Notes at a purchase price of 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. Interest on the 2017 Notes is payable in cash semi-annually in arrears on February 15 and August 15 of each year.
8.500% senior secured notes, due fiscal 2017 ($721 million at January 31, 2015)
On November 20, 2009, TRU Propco II, an indirect wholly-owned subsidiary, completed the offering of $725 million aggregate principal amount of senior secured 8.500% notes, which will mature on December 1, 2017 (the “Propco II Notes”). TRU Propco II owns fee and ground leasehold interests in properties in various retail markets throughout the United States. Under an operating company/property company structure, TRU Propco II leases these properties on a triple-net basis to Toys-Delaware. Substantially all of TRU Propco II’s revenues and cash flows are derived from payments from Toys-Delaware under the master lease agreement between TRU Propco II as landlord and Toys-Delaware as tenant (the “TRU Propco II Master Lease”). The rent under the TRU Propco II Master Lease will increase by 10% every five years during its 20-year term. The Propco II Notes were issued at a discount of $10 million which resulted in proceeds of $715 million. The Propco II Notes are solely the obligation of TRU Propco II and are not guaranteed by the Parent Company or Toys-Delaware or any of our other subsidiaries. The Propco II Notes are secured by the first priority security interests in all of the existing and future real estate properties of TRU Propco II and its interest in the TRU Propco II Master Lease. Those real estate properties and interests in the TRU Propco II Master Lease are not available to satisfy or secure the obligations of the Company or its affiliates, other than the obligations of TRU Propco II under the Propco II Notes. KKR owned an aggregate of $5 million of the Propco II Notes as of February 1, 2014. Deferred debt issuance costs for these notes were $10 million and $14 million as of January 31, 2015 and February 1, 2014, respectively, and have been included in Other assets on our Consolidated Balance Sheets.

The indenture governing the Propco II Notes contains covenants that, among other things, restrict the ability of TRU Propco II to incur additional indebtedness, sell assets, enter into affiliate transactions, pay dividends or make other distributions, make other restricted payments and investments, or create liens.  The indenture governing the Propco II Notes also contains covenants that limit the ability of the Parent Company to cause or permit Toys-Delaware to incur indebtedness, pay dividends, make distributions or make other restricted payments and investments. These covenants are subject to a number of important qualifications and limitations. The Propco II Notes are redeemable, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any. Following specified kinds of changes of control with respect to the Parent Company, Toys-Delaware or TRU Propco II, TRU Propco II will be required to offer to purchase the Propco II Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any to, but not including, the purchase date. Interest on the Propco II Notes is payable in cash semi-annually in arrears on June 1 and December 1 of each year.
€47 million French real estate credit facility, due fiscal 2018 ($53 million at January 31, 2015)
On February 27, 2013, Toys “R” Us France Real Estate SAS (“TRU France Real Estate”) entered into a five year senior secured term loan facility agreement (the “France Propco Facility Agreement”) for an aggregate principal amount of €48 million. TRU France Real Estate owns freehold and leasehold interests in properties in various retail markets throughout France. Under an operating company/property company structure, TRU France Real Estate leases these properties on a triple-net basis to Toys “R” Us SARL (“France Opco”). Substantially all of TRU France Real Estate’s revenues and cash flows are derived from payments from France Opco under a series of amended lease agreements. The loan is secured by nine properties located in France. The France Propco Facility Agreement will mature on February 27, 2018 and bears interest equal to EURIBOR plus 4.50%. We have entered into an interest rate cap as required under the France Propco Facility Agreement capping EURIBOR at 2.50% per annum. Additionally, TRU France Real Estate is required to make principal payments equal to 1.25% per year of the original loan amount. As such, $1 million has been classified as Current portion of long-term debt on our Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014, respectively. Deferred debt issuance costs for this credit facility were $2 million and $4 million as of January 31, 2015 and February 1, 2014, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
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
7.375% senior notes, due fiscal 2018 ($402 million at January 31, 2015)
On September 22, 2003, the Parent Company issued $400 million in notes bearing interest at a coupon rate of 7.375%, which will mature on October 15, 2018. The notes were issued at a discount of $2 million which resulted in proceeds of $398 million. Simultaneously with the sale of the notes, we entered into interest rate swap agreements. We subsequently terminated the swaps and received a payment of $10 million which is being amortized over the remaining term of the notes. Interest is payable semi-annually on April 15 and October 15 of each year. These notes carry a limitation on creating liens on domestic real property or improvements or the stock or indebtedness of domestic subsidiaries (subject to certain exceptions) that exceed the greater of 10% of the consolidated net tangible assets or 15% of the consolidated capitalization. The covenants also restrict sale and leaseback transactions (subject to certain exceptions) unless net proceeds are at least equal to the sum of all costs incurred in connection with the acquisition of the principal property and a lien would be permitted on such principal property. Deferred debt issuance costs for these notes were $1 million as of January 31, 2015 and February 1, 2014, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
Senior unsecured term loan facility, due fiscal 2019 ($965 million at January 31, 2015)
On August 21, 2013, TRU Propco I entered into the Propco I Term Loan Facility for an aggregate principal amount of $985 million. The Propco I Term Loan Facility was issued at a discount of $10 million, which resulted in proceeds of $975 million. The proceeds, together with other funds available to TRU Propco I, were used to redeem in full TRU Propco I’s $950 million senior unsecured 10.750% notes due fiscal 2017 (the “Propco I Notes”), plus accrued interest, premiums and expenses, and to pay fees and expenses relating to the Propco I Term Loan Facility. As a result of the repayment of the Propco I Notes, we expensed $77 million composed of a redemption premium of $51 million, and the write-off of unamortized original issue discount and deferred debt issuance costs during fiscal 2013. KKR owned an aggregate of $17 million of the Propco I Term Loan Facility as of January 31, 2015 and February 1, 2014, respectively. Deferred debt issuance costs for this loan were $23 million and $27 million as of January 31, 2015 and February 1, 2014, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
TRU Propco I owns fee and leasehold interests in properties in the United States, which it leases on a long-term basis to Toys-Delaware, pursuant to a master lease agreement.

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
The Propco I Term Loan Facility is required to be repaid in equal quarterly installments commencing January 31, 2014 in aggregate annual amounts equal to 1.00% of the original principal amount, with the balance payable on the final maturity date. The Propco I Term Loan Facility also requires TRU Propco I to prepay outstanding term loans with 25% of TRU Propco I’s annual excess cash flow (as defined in the Propco I Term Loan Facility), commencing with the fiscal year ending January 31, 2015, subject to the right of the lenders to decline such prepayment (the “Declined Proceeds”). Additionally, the Propco I Term Loan Facility requires TRU Propco I to prepay outstanding term loans at specified times, subject to certain exceptions and reinvestment rights, in connection with certain asset sales in an amount generally equal to 65% of the appraised value (as defined in the Propco I Term Loan Facility) of the real property disposed of in such sale. As such, an aggregate amount of $57 million has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 31, 2015. Propco I may optionally prepay the outstanding principal balance of the loan at any time.
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
Tranche A-1 loan facility, due fiscal 2019 ($272 million at January 31, 2015)
On October 24, 2014, Toys-Delaware and certain of its subsidiaries amended the credit agreement for the ABL Facility to provide for, among other things, the Tranche A-1 Loan in an aggregate principal amount of $280 million. Toys-Canada borrowed $125 million principal amount of the Tranche A-1 Loan, which is subject to foreign exchange re-measurement. The Tranche A-1 Loan was issued at a discount of $8 million, which resulted in the receipt of gross proceeds of $272 million. In conjunction with the Tranche A-1 Loan, we capitalized $8 million of transaction fees as deferred debt issuance costs, which are being amortized over the term of the facility. Deferred debt issuance costs for this loan were $7 million as of January 31, 2015 and have been included in Other assets on our Consolidated Balance Sheet.
The Tranche A-1 Loan will mature on October 24, 2019, subject to a springing maturity in 2018 if the remaining Incremental secured term loan and Second incremental secured term loan have not been refinanced, extended or otherwise replaced or repaid prior to such time. The Tranche A-1 Loan will bear interest equal to, at the option of Toys-Delaware or Toys-Canada, as applicable, (i) LIBOR plus a margin of 7.25% per annum (subject to a LIBOR floor of 1.00%) or (ii) the Prime Rate (defined as the highest of (x) the rate of interest in effect for such day as publicly announced from time to time by the ABL Agent as its “prime rate”, (y) the Federal Funds Rate plus 0.50%, and (z) one-month LIBOR plus 1.00%), plus a margin of 6.25% per annum. The Tranche A-1 Loan currently bears interest equal to LIBOR plus a margin of 7.25% per annum (subject to a LIBOR floor of 1.00%).
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
Secured Term Loan Credit Agreement
Incremental secured term loan, due fiscal 2018 ($133 million at January 31, 2015)
Second incremental secured term loan, due fiscal 2018 ($67 million at January 31, 2015)
Secured term B-4 loan facility, due fiscal 2020 ($1,010 million at January 31, 2015)
On October 24, 2014, Toys-Delaware amended the Secured Term Loan Credit Agreement to provide for, among other things, the Secured Term B-4 Loan tranche in an aggregate principal amount of $1,026 million. The Secured Term B-4 Loan was issued at a discount of $19 million.  In conjunction with the Secured Term B-4 Loan, we capitalized $27 million of transaction fees as deferred debt issuance costs which are being amortized over the term of the facility.  KKR owned an aggregate of $96 million of the Secured Term B-4 Loan as of January 31, 2015. Deferred debt issuance costs for this loan were $26 million as of January 31, 2015 and have been included in Other assets on our Consolidated Balance Sheet.
The Secured Term B-4 Loan and the Tranche A-1 Loan, together with other sources and funds available to Toys-Delaware, were used to (i) refinance in full the Secured term loan facility due fiscal 2016, (ii) extend $380 million of the term loans due fiscal 2018 under the Incremental secured term loan facility and the Second incremental secured term loan facility into the Secured Term B-4 Loan and (iii) redeem all of the Toys-Delaware Secured Notes at a redemption price of 101.844% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.  As a result of the refinancing, we expensed $35 million, composed of the write-off of unamortized deferred debt issuance costs and original issue discount related to the extinguishment of the Secured term loan facility, and a portion of the Incremental secured term loan facility and the Second incremental secured term loan facility and the Toys-Delaware Secured Notes, as well as a redemption premium of $6 million on the Toys-Delaware Secured Notes.
The Secured Term B-4 Loan will mature on April 24, 2020 and bear interest equal to, at the option of Toys-Delaware, (i) LIBOR plus a margin of 8.75% per annum (subject to a LIBOR floor of 1.00%) or (ii) the Base Rate (defined as the highest of (x) the Federal Funds Rate plus 0.50%, (y) the rate of interest in effect for such day as publicly announced from time to time by the Term Agent as its “prime rate” and (z) one-month LIBOR plus 1.00%) plus a margin of 7.75% per annum (subject to a Base Rate floor of 2.00%). The Secured Term B-4 Loan currently bears interest equal to LIBOR plus a margin of 8.75% per annum (subject to a LIBOR floor of 1.00%).
The Secured Term B-4 Loan is required to be repaid in equal quarterly installments commencing February 28, 2015 in aggregate annual amounts equal to 1.00% of the original principal amount, with the balance payable on the final maturity date. As such, $10 million has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 31, 2015. Voluntary prepayments and certain mandatory prepayments of the Secured Term B-4 Loan will be subject to a prepayment premium of (i) prior to the one and one-half year anniversary of the refinancing closing date, a “make-whole” price as set forth in the Secured Term Loan Credit Agreement, (ii) after the one and one-half year anniversary of the refinancing closing date, but prior to the two and one-half year anniversary of the refinancing closing date, 2.00% of the principal amount prepaid and (iii) after the two and one-half year anniversary of the refinancing closing date, but prior to the three and one-half year anniversary of the refinancing closing date, 1.00% of the principal amount prepaid.
On May 25, 2011, Toys-Delaware and certain of its subsidiaries entered into a Joinder Agreement (the “Joinder Agreement”) to the Secured Term Loan Credit Agreement. The Joinder Agreement added a tranche of term loans in an aggregate principal amount of $400 million due fiscal 2018 (“Incremental Secured Term Loan”). The Incremental Secured Term Loan was issued at a discount of $4 million which resulted in proceeds of $396 million. On October 24, 2014, Toys-Delaware refinanced $237 million of the Incremental Secured Term Loan outstanding in conjunction with the issuance of the Secured Term B-4 Loan described above. The Incremental Secured Term Loan will mature on May 25, 2018, and bears interest at LIBOR (with a floor of 1.50%) plus 3.75%, which is subject to a step down of 0.25% based on total leverage.
KKR owned an aggregate of $12 million and $50 million of the Incremental Secured Term Loan as of January 31, 2015 and February 1, 2014, respectively. Deferred debt issuance costs for this loan were $1 million and $4 million as of January 31, 2015 and February 1, 2014, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
Pursuant to the terms of the Joinder Agreement, Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($4 million per year) of the original principal amount of the Incremental Secured Term Loan. As such, this amount has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 31, 2015. Toys-Delaware may optionally prepay the outstanding principal balance of the Incremental Secured Term Loan at any time.
On April 10, 2012, Toys-Delaware and certain of its subsidiaries entered into a Second Joinder Agreement (the “Second Joinder Agreement”) to the Secured Term Loan Credit Agreement. The Second Joinder Agreement added a tranche of term loans in an aggregate principal amount of $225 million due fiscal 2018 (“Second Incremental Secured Term Loan”). The Second Incremental Secured Term Loan was issued at a discount of $5 million, which resulted in proceeds of $220 million. On October 24, 2014, Toys-Delaware refinanced $143 million of the Second Incremental Secured Term Loan outstanding in conjunction with the issuance of the Secured Term B-4 Loan described above. The Second Incremental Secured Term Loan will mature on May 25, 2018, and bears interest at LIBOR (with a floor of 1.50%) plus 3.75%, subject to a 0.25% step-down based on our total leverage ratio.
KKR owned an aggregate of $2 million and $9 million of the Second Incremental Secured Term Loan as of January 31, 2015 and February 1, 2014, respectively. Deferred debt issuance costs for this loan was $1 million and $3 million as of January 31, 2015 and February 1, 2014, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
Toys-Delaware is required to make quarterly principal payments equal to 0.25% ($2 million per year) of the original principal amount of the Second Incremental Secured Term Loan. As such, this amount has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 31, 2015. Toys-Delaware may optionally prepay the outstanding principal balance of the Second Incremental Secured Term Loan at any time.
The Secured Term Loan Credit Agreement contains customary covenants applicable to Toys-Delaware and certain of its subsidiaries, including, among other things, covenants that restrict the ability of Toys-Delaware and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations, pay dividends, repurchase capital stock, make other restricted payments, make loans or advances, engage in transactions with affiliates, or amend material documents. These covenants are subject to certain exceptions, including among other things to allow for certain other additional debt incurrences including unsecured, later-maturing debt subject to a fixed charge coverage test and the provision of a cumulative credit exception allowing for Toys-Delaware and certain of its subsidiaries to make investments, pay dividends and make certain other restricted payments subject to Toys-Delaware meeting a fixed charge coverage test. If an event of default under the Secured Term Loan Credit Agreement occurs and is continuing, the principal amount outstanding, together with all accrued and unpaid interest and other amounts owed may be declared by the lenders or become immediately due and payable. Toys-Delaware may optionally prepay the outstanding principal balance of the loans at any time.
The Secured Term Loan Credit Agreement contains a provision that requires us to repay a specified percentage of excess cash flow generated in the previous fiscal year, as defined in the agreement. Cash flow generated for the fiscal year ended February 1, 2014 did not result in a required repayment under this provision during fiscal 2014. The October 24, 2014 amendment to the agreement waived the excess cash flow provision that would have applied to fiscal 2014. Further, the loans under the Secured Term Loan Credit Agreement are guaranteed by certain of Toys-Delaware subsidiaries and the borrowings thereunder are secured by the trademarks and certain other intellectual property of Geoffrey, LLC, Toys-Delaware’s wholly owned subsidiary, and the assets securing the ABL Facility including inventory, accounts receivable, equipment and certain other personal property owned or acquired by Toys-Delaware and certain of its subsidiaries.
In addition, the Secured Term B-4 Loan is guaranteed by Wayne Real Estate Parent Company, LLC (the “Additional Guarantor”) pursuant to an unsecured guarantee (the “Unsecured Guarantee”) for the benefit of the lenders of the Secured Term B-4 Loan. The Additional Guarantor is a wholly-owned subsidiary of the Company and is an indirect parent of TRU Propco I which, along with its wholly-owned subsidiaries, leases its properties to Toys-Delaware pursuant to a master lease agreement. Additionally, Toys-Delaware has agreed to provide, in the future, for the benefit of the lenders of the Secured Term B-4 Loan, a first priority security interest in certain specified real property, subject to certain exceptions.
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
£263 million UK real estate credit facility, due fiscal 2020 ($396 million at January 31, 2015)
On March 25, 2013, UK Propco entered into the UK Propco Facility Agreement with Debussy, pursuant to which Debussy made the UK Propco Loan to UK Propco on March 28, 2013 in the aggregate principal amount of £263 million. UK Propco owns freehold and leasehold interests in properties in various retail markets throughout the United Kingdom. Under an operating company/property company structure, UK Propco leases these properties on a triple-net basis to Toys “R” Us Limited (“UK Opco”). Substantially all of UK Propco’s revenues and cash flows are derived from payments from UK Opco under a series of amended lease agreements. The UK Propco Loan is secured by, among other things, 31 owned and leased properties held by UK Propco, certain cash reserve accounts which are classified as Restricted cash on the Consolidated Balance Sheets and the stock of UK Propco. The UK Propco Loan bears interest on a weighted average basis of 6.85% per annum plus mandatory costs and matures on July 7, 2020.
The UK Propco Facility Agreement contains covenants that restrict the ability of UK Propco to incur certain additional indebtedness, make restricted payments or certain investments, create or permit liens on assets, dispose of properties, acquire further property, vary or terminate the lease agreements referred to above, conclude further leases or engage in mergers or consolidations. If an event of default, including an event resulting from the failure to comply with a rent to interest coverage ratio applicable to UK Propco, under the UK Propco Loan occurs and is continuing, the principal amount outstanding, together with all accrued and unpaid interest and other amounts owed may be declared immediately due and payable by the lenders. The loans are subject to mandatory prepayments in certain cases, including from the proceeds of certain permitted property disposals, and UK Propco may optionally prepay the loans at any time, provided that prior to July 7, 2015 and subject to certain exceptions, the loans may only be prepaid in full. Any prepayment prior to July 7, 2015, subject to certain exceptions, shall be subject to a “make whole” premium. Any prepayment occurring during the first, second and third year after July 7, 2015 are subject to a prepayment fee equal to 3%, 2% and 1%, respectively, of the amount of the loan prepaid.
Debussy is a special purpose entity established with the limited purpose of making loans and issuing £263 million of the Debussy Notes to third party investors and the Company. On July 24, 2013, Debussy completed the securitization of the UK Propco Loan, the notes of which are now publicly traded on the Irish Stock Exchange. In connection with the securitization, UK Propco entered into an amendment and restatement agreement relating to the UK Propco Facility Agreement.  The Company owns and holds £13 million ($20 million as of January 31, 2015) principal amount of the various classes of the Debussy Notes, which are included in Other assets within the Consolidated Balance Sheet, classified as held-to-maturity and reported at amortized cost. For further details regarding the consolidation of Debussy, refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” Deferred debt issuance costs for this credit facility were $16 million and $21 million as of January 31, 2015 and February 1, 2014, respectively, and have been included in Other assets on our Consolidated Balance Sheets.
Toys-Japan bank loans (1.85% to 2.45%), due fiscals 2015-2021 ($63 million at January 31, 2015)
Toys-Japan had four bank loans with various financial institutions totaling $63 million at January 31, 2015. On January 17, 2011, Toys-Japan entered into a bank loan with a syndicate financial institution for ¥11.5 billion. The loan will mature on January 29, 2016 and bears an interest rate of TIBOR plus 1.50% per annum. In conjunction with the loan, we entered into an interest rate swap, converting the variable rate of interest to a fixed rate of 2.45%. The swap has been designated as a cash flow hedge. Toys-Japan is required to make principal payments of ¥1.6 billion annually in January of each year, with the remaining principal and interest due upon maturity. The outstanding balance of this loan was ¥4.9 billion or $42 million, which has been classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 31, 2015. On February 28, 2011, Toys-Japan entered into a bank loan with a financial institution for ¥1.0 billion. The loan will mature on February 25, 2016 and bears an interest rate of 1.85% per annum. Toys-Japan is required to make semi-annual principal payments of ¥115 million ($1 million at January 31, 2015). As of January 31, 2015, the outstanding balance of this loan was ¥310 million or $3 million. On October 31, 2014, Toys-Japan entered into a bank loan with a financial institution for ¥0.5 billion. The loan will mature on October 25, 2019 and bears an interest rate of 1.85% per annum. Toys-Japan is required to make semi-annual principal payments of ¥50 million (less than $1 million at January 31, 2015). As of January 31, 2015, the outstanding balance of this loan was ¥0.5 billion or $4 million. On February 28, 2013, Toys-Japan entered into a bank loan with a financial institution for ¥2.0 billion. The loan will mature on February 26, 2021 and bears an interest rate of 2.18% per annum. Toys-Japan is required to make semi-annual principal payments of ¥125 million ($1 million at January 31, 2015). As of January 31, 2015, the outstanding balance of this loan was ¥1.6 billion or $14 million. For these loans, the semi-annual principal payments due within one year totaling $5 million are classified as Current portion of long-term debt on our Consolidated Balance Sheet as of January 31, 2015. Deferred debt issuance costs for these loans were less than $1 million and $1 million as of January 31, 2015 and February 1, 2014, respectively, and have been included in Other assets on our Consolidated Balance Sheets. In addition, during fiscal 2014, two of the previously outstanding loans matured.
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
8.750% debentures, due fiscal 2021 ($22 million at January 31, 2015)
On August 29, 1991, the Parent Company issued $200 million in debentures bearing interest at a coupon rate of 8.750% (the “Debentures”), maturing on September 1, 2021. Interest is payable semi-annually on March 1 and September 1 of each year.

On November 2, 2006, Toys-Delaware commenced a cash tender offer for any and all of the outstanding Debentures (the “Tender Offer”) and a related consent solicitation to effect certain amendments to the indenture, eliminating all of the restrictive covenants and certain events of default in the indenture. On November 30, 2006, the Tender Offer expired, and on December 1, 2006, Toys-Delaware consummated the Tender Offer of $178 million or 89% of the outstanding Debentures in the Tender Offer using borrowings under an unsecured credit facility to purchase the tendered Debentures. Deferred debt issuance costs for these Debentures were nominal as of January 31, 2015 and February 1, 2014, respectively, and have been included in Other assets on our Consolidated Balance Sheets.

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in LIBOR, EURIBOR and TIBOR. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of January 31, 2015, our interest rate contracts have various maturity dates through February 2018. A portion of our interest rate swaps and caps as of January 31, 2015 are designated as cash flow hedges in accordance with ASC 815.
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive (loss) income; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for fiscals 2014, 2013 and 2012, respectively. Reclassifications from Accumulated other comprehensive (loss) income to Interest expense primarily relate to realized Interest expense on interest rate swaps and caps and the amortization of gains (losses) recorded on previously terminated or de-designated swaps and caps. We expect to reclassify a net loss of $1 million in fiscal 2015 to Interest expense from Accumulated other comprehensive (loss) income.
The hedge accounting for a designated fair value hedge requires that the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized in Interest expense. We evaluate the effectiveness of our fair value hedging relationship on an ongoing basis and recalculate the change in the fair value of the derivative and the underlying hedged item separately. During fiscal 2014, the $350 million notional amount interest rate swap that we designated as a fair value hedge failed to meet the effectiveness assessment thresholds required to qualify for hedge accounting. Accordingly, subsequent changes in the fair value of the derivative were recorded in Interest expense. We recorded net gains of less than $1 million in earnings related to ineffectiveness for fiscal 2013 and we recorded a net gain of $5 million in earnings related to ineffectiveness for fiscal 2012. In conjunction with the dedesignation of the fair value hedge, commencing in the second quarter of fiscal 2014, we no longer adjusted the hedged debt for changes in fair value attributable to changes in the benchmark interest rate. We were amortizing to maturity the residual basis adjustment to the hedged debt from the application of hedge accounting to Interest expense. In the third quarter of fiscal 2014, we extinguished the previously hedged debt and recognized a $4 million gain in Interest expense. On November 26, 2014, we terminated the associated $350 million notional amount interest rate swap which was originally scheduled to expire in September 2016. As a result, we received cash proceeds of $10 million, which included $1 million of accrued interest receivable.
Certain of our agreements with credit-risk related contingent features contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. As of January 31, 2015 and February 1, 2014, there were no derivative liabilities related to agreements that contain credit-risk related contingent features. As of January 31, 2015 and February 1, 2014, we were not required to post collateral for any of these derivatives.

The following table presents our outstanding interest rate contracts as of January 31, 2015 and February 1, 2014:

			January 31, 2015	February 1, 2014
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount
Interest Rate Swaps
3 Month USD LIBOR Fixed to Float Interest Rate Swap (1)	September 2010	September 2016	—	350
6 Month JPY TIBOR Float to Fixed Interest Rate Swap (2)	January 2011	January 2016	42	65
Interest Rate Caps
1 Month USD LIBOR Interest Rate Cap (2)	January 2011	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap	January 2011	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap (3)	January 2012	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap	January 2012	April 2015	500	500
3 Month EURIBOR Interest Rate Cap (2)	January 2013	January 2016	34	71
3 Month EURIBOR Interest Rate Cap (2)	February 2013	February 2018	53	64
1 Month USD LIBOR Interest Rate Cap	January 2014	April 2015	311	311

(1)	On November 26, 2014, we terminated this interest rate swap. As a result, we received cash proceeds of $10 million, which included $1 million of accrued interest receivable as described above.

(2)	As of January 31, 2015, these derivatives were designated for hedge accounting.

(3)	The Company de-designated a portion of this interest rate cap in fiscal 2010. As of January 31, 2015 and February 1, 2014, 40% of the $500 million interest rate cap is designated as a cash flow hedge.
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
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At January 31, 2015 and February 1, 2014, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $2 million and less than $1 million, respectively. We are not required to post collateral for these contracts.
The following table presents our outstanding foreign exchange contracts as of January 31, 2015 and February 1, 2014:

			January 31, 2015	February 1, 2014
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount
Foreign-Exchange Forwards
Short-term cross-currency intercompany loans	Varies	Varies	$98	$104
Merchandise purchases	Varies	Varies	—	—

The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive (loss) income on our Consolidated Statements of Stockholders’ (Deficit) Equity for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013:

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Derivatives designated as cash flow hedges:
Beginning balance	$(1)	$(2)	$(2)
Change in fair value recognized in Accumulated other comprehensive (loss) income - Interest Rate Contracts	—	—	—
Reclassifications from Accumulated other comprehensive (loss) income - Interest Rate Contracts	1	1	—
	1	1	—
Ending balance	$—	$(1)	$(2)

The following table sets forth the impact of derivatives on Interest expense on our Consolidated Statements of Operations for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013:

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Derivatives not designated for hedge accounting:
(Loss) gain on the change in fair value - Interest Rate Contracts	$(2)	$—	$7
Loss on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	(9)	(1)	(2)
Gain (loss) on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	9	2	(1)
	(2)	1	4
Derivatives designated as cash flow hedges:
Loss reclassified from Accumulated other comprehensive (loss) income (effective portion) - Interest Rate Contracts	—	—	(1)
Gain amortized from terminated cash flow hedges - Interest Rate Contracts	—	—	1
Amortization of hedged caps	(2)	(1)	—
	(2)	(1)	—
Derivative designated as a fair value hedge:
Amortization of swap basis adjustment - Interest Rate Contract	—	(1)	(1)
Loss on the change in fair value - Interest Rate Contract	(2)	(5)	—
Gain recognized in Interest expense on hedged item	2	5	5
	—	(1)	4
Total Interest expense	$(4)	$(1)	$8

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

The following table contains the notional amounts and related fair values of our derivatives included within our Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014:

	January 31, 2015		February 1, 2014
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Prepaid expenses and other current assets (1)	$734	$—	$—	$—
Other assets	53	—	835	—
Accrued expenses and other current liabilities (1)	42	—	—	—
Other non-current liabilities	—	—	65	(1)
Interest Rate Contract designated as a fair value hedge:
Other assets	—	—	350	13
Interest Rate Contracts not designated for hedge accounting:
Prepaid expenses and other current assets (1)	1,611	—	—	—
Other assets	—	—	1,611	—
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	8	—	26	—
Accrued expenses and other current liabilities	$90	$(2)	$78	$—
Total derivative contracts outstanding:
Prepaid expenses and other current assets	$2,353	$—	$26	$—
Other assets	53	—	2,796	13
Total derivative assets (2)	$2,406	$—	$2,822	$13

Accrued expenses and other current liabilities	$132	$(2)	$78	$—
Other non-current liabilities	—	—	65	(1)
Total derivative liabilities (2)	$132	$(2)	$143	$(1)

(1)
Amounts as of January 31, 2015 includes reclassifications of contracts scheduled to mature within the next 12 months, which were previously included within Other assets or Other non-current liabilities as of February 1, 2014.

(2)	Refer to Note 4 entitled “FAIR VALUE MEASUREMENTS” for the fair value of our derivative instruments classified within the fair value hierarchy.
Offsetting of Derivatives
We present our derivatives at gross fair values in the Consolidated Balance Sheets. However, some of our interest rate and foreign exchange contracts are subject to master netting arrangements which allow net settlements under certain conditions. As of January 31, 2015 and February 1, 2014, the aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets were nominal, respectively, and the aggregate gross fair value of derivative assets which could be net settled against our derivative liabilities were nominal, respectively. As of January 31, 2015 and February 1, 2014, none of the master netting arrangements involved collateral.

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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of January 31, 2015 and February 1, 2014, aggregated by level in the fair value hierarchy within which those measurements fall.
Fiscal 2014

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$2	$—	$2
Fiscal 2013

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative financial instruments:
Interest rate contracts	$—	$13	$—	$13
Foreign exchange contracts	—	—	—	—
Total assets	$—	$13	$—	$13
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	—	—	—
Total liabilities	$—	$1	$—	$1

For the fiscal years ended January 31, 2015 and February 1, 2014, we had no derivative financial instruments within Level 3 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of our assets and liabilities are measured at fair value on a nonrecurring basis. We evaluate the carrying value of all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The fair value measurements related to long-lived assets held and used classified as Level 3 were determined using a discounted cash flow valuation method or a relative, market-based approach based on purchase offers or appraisals we have received from third parties. The inputs we use to calculate discounted cash flows include the projected cash flows for the asset group (generally by store location) and, when significant, a risk-adjusted rate of return we estimate would be used by a market participant in valuing the assets. The projected cash flows are based on the Company’s sales, gross margin and expense forecasts for each asset group, taking into consideration historical cash flows, as well as anticipated costs and/or proceeds from disposal. For our market-based valuations, we use purchase offers we receive from third parties, predominantly for our properties, which are classified as Level 3 because they are not received in an organized market or observable to market participants. Alternatively, when management commits to sell properties and no third party offers exist, we use asset appraisals conducted by external specialists with experience in real estate valuations. These require a significant amount of judgment regarding appropriate comparable properties and their assessment of current market conditions.
For the fiscal years ended January 31, 2015 and February 1, 2014, we had no impairments to long-lived assets held for sale. There have been no changes in valuation technique or related inputs for long-lived assets for the fiscal years ended January 31, 2015 and February 1, 2014. During fiscal 2014, management determined that fair values based on offers received should be reclassified to Level 3. The impact of this change on the prior period was deemed immaterial.
Goodwill is evaluated for impairment annually or whenever we identify certain events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The fair value measurements related to goodwill are classified as Level 3 and were determined by blending results from the market multiples approach and the income approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in our industry, and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details on the valuation technique and related inputs for goodwill. For the fiscal year ended January 31, 2015, we had no goodwill impairment. There have been no changes in valuation technique or related inputs for goodwill for the fiscal years ended January 31, 2015 and February 1, 2014.
The table below presents our long-lived assets and goodwill evaluated for impairment and measured at fair value on a nonrecurring basis for the fiscal years ended January 31, 2015 and February 1, 2014, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at January 31, 2015 and February 1, 2014. As of January 31, 2015 and February 1, 2014, we did not have any long-lived assets or goodwill classified as Level 1 or Level 2 within the fair value hierarchy, respectively.
Fiscal 2014

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3)	Impairment Losses (1)
Long-lived assets held and used	$20	$7	$13
Total	$20	$7	$13

Fiscal 2013

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3) (2)	Impairment Losses (1)
Long-lived assets held and used	$68	$24	$44
Goodwill (3)	445	64	378
Total	$513	$88	$422

(1)	Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

(2)	Includes fair values based on offers received of $11 million as of February 1, 2014 which were previously classified as Level 2 and should have been Level 3.

(3)	Includes foreign currency translation of $3 million.
Other Financial Instruments
The fair values of our Long-term debt including current portion are estimated using quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods. The fair values of debt instruments classified as Level 1 are based on quoted prices in reasonably active markets and Level 2 instruments are valued using market prices we obtain from external third parties. Debt instruments classified as Level 3 are not publicly traded, and therefore we are unable to obtain quoted market prices, and are generally valued using estimated spreads, a present value calculation or a cash flow analysis, as appropriate. There have been no significant changes in valuation technique or related inputs for Long-term debt for the fiscal years ended January 31, 2015 and February 1, 2014. The table below presents the carrying values and fair values of our Long-term debt including current portion as of January 31, 2015 and February 1, 2014, aggregated by level in the fair value hierarchy within which those measurements fall.

	Long-term Debt
(In millions)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 31, 2015	$4,788	$4,416	$1,346	$2,315	$755
February 1, 2014	5,007	4,541	1,411	2,303	827
Other financial instruments that are not measured at fair value on our Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

NOTE 5 — PROPERTY AND EQUIPMENT
The following detail of property and equipment includes estimated useful lives which are generally used to depreciate the assets on a straight-line basis:

($ In millions)	Useful life (in years)	January 31, 2015	February 1, 2014
Land		$695	$733
Buildings	45-50	1,967	2,059
Furniture and equipment	3-20	1,639	1,733
Property and leasehold improvements	5-25	2,500	2,594
Costs of computer software	5	210	212
Construction in progress		32	20
Leased equipment under capital lease	3-5	51	57
		7,094	7,408
Less: accumulated depreciation and amortization		3,759	3,770
Total		$3,335	$3,638

Net gains on sales of properties
During fiscals 2014, 2013 and 2012, we sold certain properties and assets for proceeds of $18 million, $35 million and $20 million, respectively, resulting in net gains of $5 million, $8 million and $4 million, respectively, which were recorded in Other income, net on our Consolidated Statements of Operations.

NOTE 6 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
A summary of our Accounts payable, Accrued expenses and other current liabilities as of January 31, 2015 and February 1, 2014 is outlined in the table below:

(In millions)	January 31, 2015	February 1, 2014
Merchandise accounts payable (1)	$1,373	$1,269
Non-merchandise accounts payable (2)	198	219
Accounts payable	$1,571	$1,488
Gift card and certificate liability	$205	$199
Accrued bonus	110	26
Sales and use tax and value added tax payable	84	75
Accrued interest	55	58
Accrued property taxes	52	55
Accrued sponsor transaction fees (3)	47	15
Accrued vacation	44	43
Accrued payroll	42	48
Other (4)	393	401
Accrued expenses and other current liabilities	$1,032	$920

(1)	Includes $36 million and $51 million of book overdraft cash as of January 31, 2015 and February 1, 2014, respectively.

(2)	Includes $84 million and $107 million of book overdraft cash as of January 31, 2015 and February 1, 2014, respectively.

(3)	Includes fees payable to the Sponsors as a result of certain financing transactions. Refer to Note 16 entitled “RELATED PARTY TRANSACTIONS” for further details.

(4)	Includes, among other items, employee benefits, accrued lease liabilities, current deferred tax liabilities and other accruals. No individual amount included exceeds 5% of Total current liabilities.

NOTE 7 — STOCK-BASED COMPENSATION
Management Equity Plan
On July 21, 2005, we adopted the Toys “R” Us, Inc. 2005 Management Equity Plan (the “Management Equity Plan”). Under the Management Equity Plan, outstanding awards during fiscal 2014 included service-based options and restricted stock to officers and other key employees of the Company and its subsidiaries. In connection with Amendment No. 2 to the 2010 Incentive Plan (“Amendment No. 2”) effective September 2014, the Company made the determination to no longer issue any awards under the Management Equity Plan.
The service-based options generally follow a graded vesting schedule of 40% on the second anniversary of the award with the remaining portion vesting in equal annual installments over the subsequent three years, subject to the participant’s continued employment with the Company, and vest automatically upon a change of control of the Company. All options generally expire on the tenth anniversary of the date of the grant, unless the terms are amended pursuant to the Management Equity Plan.
In November 2013, the Company extended the expiration dates of certain outstanding option awards under the Management Equity Plan, which were originally scheduled to expire in fiscals 2015 and 2016, to August 6, 2017. We accounted for the modification in accordance with ASC 718. Management concluded that the modification resulted in incremental compensation costs of $1 million, which were recorded in SG&A in fiscal 2013.
Under the Management Equity Plan, each participant’s restricted shares or shares issued or issuable pursuant to stock options will be subject to repurchase rights by the Company in the event of a termination of employment due to death or disability and under specific circumstances upon retirement. In connection with the 2014 Option Exchange described below, the exercise of any put rights on any shares held by the participants who elected to participate will be subject to the prior approval of the Board. The Company has no plans to open a transaction window for participants to put the shares to the Company in the foreseeable future.
2010 Incentive Plan
In fiscal 2010, we adopted the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan provides that the total number of shares of our common stock that may be issued is 3,750,000 and the maximum number of such shares of common stock for which incentive stock options may be granted is 500,000. In connection with Amendment No. 2, the number of shares available for issuance under the 2010 Incentive Plan were increased by the number of shares available for issuance under the Management Equity Plan as of July 17, 2014 and any shares that after July 17, 2014 would have otherwise been available for issuance thereunder. The Board of Directors of the Company has discretion over the amount of shares available for future issuances of stock awards.
All outstanding options issued under the 2010 Incentive Plan and Management Equity Plan are scheduled to expire at dates ranging from August 6, 2017 to October 10, 2024. We expect to satisfy future option exercises by issuing shares held in treasury or authorized but unissued new shares.
Stock options
In fiscals 2014, 2013 and 2012, we granted options under the 2010 Incentive Plan. The options were granted at an exercise price equal to grant date fair market value. Options granted in fiscal 2014, except for the options granted under the 2014 Option Exchange described below, generally follow a graded vesting schedule of four equal annual installments commencing on the first anniversary of the awards. Additionally, certain options issued in fiscal 2014 will be subject to performance and time vesting and will only be deemed fully vested when they have both time vested and performance vested. Options granted in fiscals 2013 and 2012 generally follow a graded vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting in equal annual installments over the subsequent two years, subject to the participant’s continued employment with us, and will vest automatically upon a change of control of the Company. Options generally expire ten years from the date of the grant, however, the options issued in connection with the 2014 Option Exchange will expire the later of five years after the final vesting date of the New Options or the original expiration date of the respective Old Options.
Restricted Stock
Additionally, in connection with the services they provide as the Company’s Board of Directors, certain members of our Board of Directors were granted restricted stock units in fiscal 2014, which were valued at a fair market value on the grant date of $8.00 per share. These restricted stock units granted to certain members of our Board of Directors cliff vest 100% on the first anniversary of the grant date. In fiscals 2013 and 2012, concurrent with the grant of the options, additional awards were granted under the 2010 Incentive Plan consisting of service-based restricted stock and restricted stock units, which were valued at a fair market value on the date of grant of $30.00 per share and $44.00 per share in fiscals 2013 and 2012, respectively. The restricted stock units issued in fiscal 2013 for certain officers follow the same graded vesting schedule as the options granted in the same year, while the restricted stock units for other officers cliff vest 100% on the second anniversary of the award, subject to the participant’s continued employment with the Company, and will vest automatically upon a change in control of the Company. The service-based restricted stock and restricted stock units for fiscal 2012 follow the same graded vesting schedule as the options granted in the same year.
In fiscal 2012, certain officers were awarded performance-based restricted stock and restricted stock units valued at a fair market value on the date of the grant of $44.00. The performance-based awards cliff vest 100% on the third anniversary of the awards if the performance criteria have been met. The performance metrics are based 50% on our consolidated Adjusted Compensation EBITDA performance results and 50% on our total return on invested capital (ROIC) results, each over a three year period.
Option Exchanges
In November 2013, certain participants under the 2010 Incentive Plan were offered an opportunity to exchange certain of their outstanding stock options (“2013 Old Options”) and all outstanding performance shares or units for a grant of one new stock option (“2013 New Options”) for every two 2013 Old Options canceled, which 2013 New Options have an exercise price of $22.00. On December 23, 2013, the Company closed its offer with a total of 919,599 and 104,240 2013 Old Options and performance shares or units canceled, respectively, and a total of 459,805 2013 New Options issued under the 2010 Incentive Plan. The 2013 New Options follow a vesting schedule of 50% on the second anniversary of the awards with the remaining portion vesting in equal annual installments over the subsequent two years (subject to the earlier expiration in accordance with the 2013 New Option award agreement), subject to the participant’s continued employment with the Company, and will vest automatically upon a change of control of the Company. We accounted for the modification in accordance with ASC 718. Management has concluded that the modification had a nominal impact on compensation costs.
In September 2014, certain participants were offered an opportunity to exchange their outstanding stock options that were granted prior to fiscal 2014 (“Old Options”) under the Management Equity Plan or the 2010 Incentive Plan for new stock options granted under the 2010 Incentive Plan (“New Options”) on a one-for-one basis (the “2014 Option Exchange”). On October 10, 2014, the Company closed its offer with a total of 1,566,307 Old Options canceled and an equal amount of New Options issued under the 2010 Incentive Plan. The New Options have an exercise price of $8.00 and vest as follows: (i) New Options granted in exchange for Old Options originally granted during the period commencing on January 1, 2005 and ending on December 31, 2012 vest 50% on the award exchange date and 25% on each of the first and second anniversaries of the award exchange date and (ii) New Options granted in exchange for Old Options originally granted in fiscal 2013 vest in equal annual installments over the subsequent four years from the award exchange date. We accounted for the modification in accordance with ASC 718. Management concluded that the modification resulted in incremental compensation costs of $2 million in fiscal 2014, which were recorded in SG&A.
One-time awards
In connection with the appointment of Antonio Urcelay as CEO announced on October 16, 2013, the Company entered into an employment agreement which provided a one-time award of restricted stock units under the 2010 Incentive Plan, which had a grant date of November 5, 2013. The one-time award had a grant date fair value of $8 million, or $22.00 per share, 50% of which vested on October 16, 2014 and the remainder of which was scheduled to vest in equal installments at the end of each fiscal quarter commencing January 31, 2015, with the last portion scheduled to vest on October 31, 2015, subject to continued employment through the applicable vesting dates.
In October 2014, Mr. Urcelay exchanged the one-time restricted stock unit award described above for new options under the 2010 Incentive Plan. Pursuant to the terms of the amendment to Mr. Urcelay’s employment agreement, Mr. Urcelay forfeited certain of his outstanding restricted stock units in exchange for new options (the “Urcelay Options”). Fifty percent and 12.5% of the Urcelay Options vested on October 31, 2014, and January 31, 2015, respectively and 12.5% will vest on each of April 30, 2015, July 31, 2015 and October 31, 2015, subject to Mr. Urcelay’s continued employment on each such date. The Urcelay Options have the same exercise price per share as the New Options. We accounted for the modification in accordance with ASC 718. Management has concluded that the modification did not result in incremental compensation costs.
On November 5, 2013 the Company entered into an employment agreement with Harry J. Mullany III to serve as President, Toys “R” Us, US. The employment agreement provided a one-time award of stock options and restricted stock units under the 2010 Incentive Plan with grant date fair values of $5 million and $2 million, respectively, each at $22.00 per share.  Fifty percent of the options were scheduled to vest in four equal annual installments beginning on the first anniversary of the grant date. The remaining option awards were subject to time and performance vesting and would have only been deemed fully vested when the performance obligations pursuant to Mr. Mullany’s employment agreement were satisfied. The restricted stock units were scheduled to vest in four equal annual installments beginning on the first anniversary of the grant date. Additionally, Mr. Mullany purchased 22,728 shares of stock at a price of $22.00 per share.
In October 2014, the Company and Mr. Mullany entered into an option exchange pursuant to which Mr. Mullany exchanged his outstanding time-based and performance-based options described above for equal amounts of new time-based and performance-based options. The new time-based options have the same terms and exercise price per share as the New Options issued as part of the 2014 Option Exchange. Mr. Mullany’s new performance-based options, will be subject to time and performance vesting and will only be deemed fully vested when the performance criteria is satisfied. Additionally, Mr. Mullany forfeited certain of his outstanding restricted stock units in exchange for new time-based options (the “Mullany Options”). The Mullany Options have the same exercise price per share as the New Options and will vest in four equal annual installments commencing on November 5, 2014. We accounted for the modification in accordance with ASC 718. Management has concluded that the modification had a nominal impact on compensation costs.
In June 2014, the Company entered into an employment agreement with Michael J. Short to serve as Chief Financial Officer. The employment agreement provided (i) a one-time award of stock options under the 2010 Incentive Plan, which had a grant date of October 10, 2014 and will vest in four equal annual installments beginning on the first anniversary of the grant date and (ii) a one-time award of additional options, fifty percent of which will vest in four equal annual installments beginning on the first anniversary of the grant date and the remaining fifty percent of which are subject to time and performance vesting and will only be deemed fully vested when the performance obligations pursuant to Mr. Short’s employment agreement are satisfied. These one-time awards have a grant date fair value of $1 million, at $8.00 per share.

Award Acceleration
In September 2014, the Company accelerated the vesting of certain restricted share units and restricted share awards issued under the 2010 Incentive Plan (the “Award Acceleration”). This acceleration provided that these unvested restricted shares for eligible participants became immediately vested as of September 8, 2014. We accounted for the modification of these awards in accordance with ASC 718. Management concluded that the acceleration resulted in incremental compensation costs of $1 million in fiscal 2014, which were included in SG&A.
In addition, the Company has no plans to open a transaction window for participants to put the shares to the Company in the foreseeable future, and therefore, the put right for these awards has effectively been eliminated. In accordance with ASC 718 and ASC 480, the shares have been reclassified from temporary equity to permanent equity as redemption of these equity awards is no longer considered probable or redeemable at the option of the holder.
Additional Amendments
Effective March 2012, participants in the Management Equity Plan are bound by the terms and conditions of Amendment No. 4 to the Management Equity Plan (“Amendment No. 4”). This amendment provided for, among other things, a longer exercise period, expiring no later than the original term of the option, and the right to a cashless exercise of options held by a participant who was terminated without cause after four or more years of continuous service. Option holders under the 2010 Incentive Plan had the same rights to a longer exercise period and a cashless exercise right in the event such participant’s employment was terminated without cause (or the participant resigns for good reason) after four or more years of continuous service and in certain cases of retirement, as further described in the form of option award agreement. We accounted for the modification of awards impacted by the terms of Amendment No. 4 in accordance with ASC 718. Management concluded that the modification had a nominal impact on compensation costs. In connection with the 2014 Option Exchange, the New Options will be subject to repurchase rights by the Company following a termination of employment and any cashless exercises will be subject to prior approval of the Board.
Effective May 2012, we adopted Amendment No. 5 (“Amendment No. 5”) to the Management Equity Plan. Amendment No. 5 allowed any plan participant, as long as he or she remains employed by the Company or its affiliates, the right to put up to 25%, calculated as provided in Amendment No. 5, of his or her Original Investment Shares, the number of shares that would be equal to the value of their original investment to us, during permitted transaction windows, until the occurrence of an initial public offering of the Company. The purchase price per share payable by us in connection with any such put rights would be the fair market value as of a date determined by our Board of Directors that would be the anticipated closing date of the repurchase. We accounted for the modification of awards impacted by the terms of Amendment No. 5 in accordance with ASC 718. As these awards allowed the plan participant the right to put a portion of their rollover options, we were required to account for them as liability-classified awards. These liability awards were remeasured at their fair market value as of each reporting period through the date of settlement. Management concluded that the modification resulted in incremental compensation costs of $2 million, which was recorded in SG&A in fiscal 2012. In connection with the 2014 Option Exchange, all shares issued under the Management Equity Plan will be subject to repurchase rights by the Company following a termination of employment and the exercise of any put rights on the shares will be subject to the prior approval of the Board. The Company has no plans to open a transaction window for participants to put the shares to the Company in the foreseeable future.
Effective March 2013, we adopted Amendment No. 6 (“Amendment No. 6”) to the Management Equity Plan which provides that any participant in the Management Equity Plan, who is a former employee of the Company or its affiliates as of March 1, 2013 or who continues to be employed by the Company or its affiliates, has the right to put to the Company (i) in 2013, up to 50% of his or her Original Investment Shares held at March 1, 2013 and (ii) in 2014, any or all of the participant’s then remaining Original Investment Shares, in each case, during permitted transaction windows, until the occurrence of an initial public offering of the Company. In each case, the purchase price per share payable by the Company in connection with any such put rights would be the fair market value determined as of a date determined by the Board of Directors that would be the anticipated closing date of the repurchase. Additionally effective in March 2013, certain participants under the 2010 Incentive Plan were granted the right to put to the Company any or all of the restricted stock that becomes vested as well as any net shares acquired upon vesting of restricted stock units beginning 6 months after the applicable vesting date of these awards. We accounted for the modification of these awards impacted under the Management Equity Plan and 2010 Incentive Plan in accordance with ASC 718 and ASC 480, and determined that the impacted awards retained equity classification. However, as these equity awards were redeemable for cash at the option of the holder and redemption was probable, the shares were recorded in temporary equity at their redemption value and the redemption amount was adjusted to fair market value as of each reporting period through the date of settlement. Management concluded that the modifications did not have an impact to compensation costs.
Commencing September 2014, concurrent with the Award Acceleration, the Company informed participants that it no longer has plans to open a transaction window for participants to put the shares to the Company in the foreseeable future, and therefore, the put right for these awards described above has effectively been eliminated. The shares previously recorded in temporary equity as a result of the adoption of Amendment No. 6 have been reclassified from temporary equity to permanent equity as redemption of these equity awards is no longer considered probable or redeemable at the option of the holder.
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

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Volatility	45.0%	40.0%-45.0%	50.0%
Risk-free interest rate	1.4%-2.4%	2.0%-2.7%	1.8%
Expected term	4.0-5.5 years	3.8-5.2 years	5.1 years
Dividend Yield	—	—	—
Weighted-average grant-date fair value per option:	$2.55	$9.67	$20.27
For fiscals 2014 and 2013, the range of assumptions presented includes the assumptions used for the modified option awards as well as the grants issued under the 2010 Incentive Plan.
Options
A summary of option activity under the 2010 Incentive Plan and Management Equity Plan during fiscals 2014, 2013 and 2012 is presented below:

	Fiscal Years Ended
	January 31, 2015		February 1, 2014		February 2, 2013
	Options	Weighted-average Exercise Price	Options	Weighted-average Exercise Price	Options	Weighted-average Exercise Price
Outstanding at beginning of fiscal year	2,661,025	$29.40	3,483,283	$36.02	3,895,776	$32.73
Granted	3,901,217	8.00	1,587,057	25.25	640,756	44.00
Exercised	—	—	(1,057,773)	26.37	(735,576)	21.61
Forfeited/Canceled	(2,639,871)	29.23	(1,351,542)	43.97	(317,673)	45.13
Outstanding at end of fiscal year	3,922,371	$8.23	2,661,025	$29.40	3,483,283	$36.02

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options vested or expected to vest at January 31, 2015	3,883,928	$8.17	8.5	$—
Options exercisable at January 31, 2015	—	$—	—	$—
There were no options exercised in fiscal 2014. The aggregate intrinsic value of options exercised, which includes options exercised on a net settlement basis, was $4 million and $16 million in fiscals 2013 and 2012, respectively. The total fair value of options vested was $2 million, $19 million and $23 million in fiscals 2014, 2013 and 2012, respectively. We received no proceeds from the exercise of options in fiscal 2013, and less than $1 million in fiscal 2012. We did not cash settle share-based liability awards in fiscal 2014. We paid a nominal amount and $2 million in fiscals 2013 and 2012, respectively, to cash settle share-based liability awards. We did not repurchase shares in fiscal 2014. We paid $8 million and less than $3 million in fiscals 2013 and 2012, respectively, to repurchase shares. We did not recognize any tax benefits as a result of options exercised in fiscal 2013 and recognized tax benefits of $6 million for options exercised in fiscal 2012.

As of January 31, 2015, there was $10 million of total unrecognized compensation cost related to option share-based compensation arrangements granted under the 2010 Incentive Plan and Management Equity Plan. This cost is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Shares and Units
A summary of nonvested restricted share activity under the 2010 Incentive Plan during fiscals 2014, 2013 and 2012 is presented below:

	Fiscal Years Ended
	January 31, 2015		February 1, 2014		February 2, 2013
	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value	Shares	Weighted-average Grant-date Fair Value
Nonvested shares at beginning of fiscal year	39,182	$60.00	91,632	$60.00	105,714	$60.00
Granted	—	—	—	—	—	—
Shares vested	(35,472)	60.00	(45,192)	60.00	—	—
Forfeited/Canceled	(3,710)	60.00	(7,258)	60.00	(14,082)	60.00
Nonvested shares at end of fiscal year	—	$—	39,182	$60.00	91,632	$60.00
A summary of outstanding restricted stock unit activity under the 2010 Incentive Plan during fiscals 2014, 2013 and 2012 is presented below:

	Fiscal Years Ended
	January 31, 2015		February 1, 2014		February 2, 2013
	Units	Weighted-average Grant-date Fair Value	Units	Weighted-average Grant-date Fair Value	Units	Weighted-average Grant-date Fair Value
Outstanding units at beginning of fiscal year	945,878	$29.05	215,849	$46.04	30,804	$60.00
Granted	50,000	8.00	791,165	25.40	199,428	44.00
Units converted	(156,079)	45.20	(20,694)	51.93	(2,001)	49.49
Forfeited/Canceled	(549,799)	30.49	(40,442)	36.66	(12,382)	47.34
Outstanding units at end of fiscal year	290,000	$14.01	945,878	$29.05	215,849	$46.04
As of January 31, 2015, there was $1 million of total unrecognized compensation cost related to restricted share-based compensation arrangements under the 2010 Incentive Plan. This cost is expected to be recognized over a weighted-average period of 1.1 years.
The fair value of restricted shares vested and restricted stock units converted was $9 million and $4 million for fiscals 2014 and 2013, respectively, and we did not recognize any tax benefits as a result of the vesting and conversion. The fair value of restricted shares vested and restricted stock units converted, and the tax benefits recognized as a result of the vesting and conversion, were nominal for fiscal 2012.
Performance-Based Shares and Units
A summary of performance-based stock unit activity under the 2010 Incentive Plan during fiscals 2014, 2013 and 2012 is presented below:

	Fiscal Years Ended
	January 31, 2015		February 1, 2014		February 2, 2013
	Units	Weighted-average Grant-date Fair Value	Units	Weighted-average Grant-date Fair Value	Units	Weighted-average Grant-date Fair Value
Outstanding units at beginning of fiscal year	39,370	$45.34	175,104	$46.24	25,863	$60.00
Granted	—	—	—	—	160,187	44.00
Units converted	—	—	(1,677)	50.36	—	—
Forfeited/Canceled	(9,761)	49.42	(134,057)	46.45	(10,946)	45.95
Outstanding units at end of fiscal year	29,609	$44.00	39,370	$45.34	175,104	$46.24

As of January 31, 2015, we did not have outstanding performance-based share awards as the performance-based share awards granted on May 26, 2011 were canceled as of the third anniversary date of the award due to the inability to meet the performance criteria for vesting.
The amount of stock-based compensation expense recognized in SG&A and the tax benefit recognized in Income tax expense in fiscals 2014, 2013 and 2012 was as follows:

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
SG&A	$15	$15	$16
Total recognized tax benefit	—	—	6

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Total other comprehensive loss, net of tax is included in the Consolidated Statements of Comprehensive Loss and Consolidated Statements of Stockholders’ (Deficit) Equity. Accumulated other comprehensive (loss) income is reflected in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ (Deficit) Equity, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized gain (loss) on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive (loss) income
Balance, January 28, 2012	$54	$(2)	$(8)	$44
Current period change	(46)	—	(1)	(47)
Balance, February 2, 2013	8	(2)	(9)	(3)
Current period change	(82)	1	—	(81)
Balance, February 1, 2014	(74)	(1)	(9)	(84)
Current period change	(128)	1	(33)	(160)
Balance, January 31, 2015	$(202)	$—	$(42)	$(244)

NOTE 9 — LEASES
We lease a majority of the real estate and certain equipment used in our operations. Most real estate leases require us to pay real estate taxes and other expenses and some leases require additional payments based on percentages of sales.
Minimum rental commitments under non-cancelable operating leases, capital leases and lease financing obligations as of January 31, 2015 are as follows:

	Operating Leases (1)			Capital Leases and Financing Obligations (2)
(In millions)	Gross Minimum Rentals	Sublease Income	Net Minimum Rentals	Lease Obligation
2015	$561	$15	$546	$31
2016	488	13	475	27
2017	399	10	389	24
2018	333	9	324	24
2019	272	8	264	20
2020 and subsequent	1,055	24	1,031	96
Total	$3,108	$79	$3,029	$222

(1)
Excluded from the minimum rental commitments displayed above are $1.7 billion related to options to extend ground lease terms that are reasonably assured of being exercised, the balance of which is predominantly related to fiscals 2020 and thereafter.

(2)	Included in Capital Leases and Financing Obligations displayed above is $20 million of interest.
Total rent expense, net of sublease income, was $601 million, $609 million and $628 million in fiscals 2014, 2013 and 2012, respectively. Sublease income was $18 million, $19 million and $19 million in fiscals 2014, 2013 and 2012, respectively. We remain directly and primarily liable for lease payments to third party landlords for locations where we have subleased all or a portion of the locations to third parties. Rental payments received from our sub-lessees offset the lease payments we make to third party landlords. To the extent that sub-lessees fail to make sublease rental payments, our total net rent expense to the third party landlords would increase in direct proportion.
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
The difference between the recognized rental expense and amounts payable under the leases is recorded as deferred rent liability. Deferred rent liabilities in our Consolidated Balance Sheets totaled $359 million and $374 million at January 31, 2015 and February 1, 2014, respectively, of which $12 million was included in Accrued expenses and other current liabilities for each respective period.
Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments. We include contingent rentals in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Contingent rent expense was $10 million, $10 million and $12 million for fiscals 2014, 2013 and 2012, respectively. Future payments for maintenance, insurance and taxes to which we are obligated are excluded from minimum lease payments. Tenant allowances received upon entering into certain store leases are deferred and recognized on a straight-line basis as a reduction to rent expense over the lease term.
We have been and may be involved in the construction of leased stores which includes non-standard tenant improvements. As a result of this involvement, we were deemed the “owner” for accounting purposes and were required to capitalize the construction costs on our Consolidated Balance Sheets. Upon completion of these projects, we performed an analysis pursuant to ASC 840 and determined that we were unable to derecognize the assets capitalized during construction. Therefore, in conjunction with these leases, we recorded financing obligations equal to the cash proceeds and fair market value of the assets received. As of January 31, 2015 and February 1, 2014, the carrying amounts of our financing obligations, which approximates fair value, were $189 million and $174 million, respectively. The rental payments to the landlord are recognized as a reduction of the financing obligation and interest expense. We also continue to recognize rent expense on the ground leases for the land on which these assets were constructed.

NOTE 10 — INCOME TAXES
(Loss) earnings before income taxes are as follows:

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
U.S.	$(263)	$(851)	$(18)
Foreign	7	(16)	110
(Loss) earnings before income taxes	$(256)	$(867)	$92

Income tax expense (benefit) is as follows:

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Current:
U.S. Federal	$(13)	$(7)	$(28)
Foreign	46	46	45
State	—	(3)	—
Total current income tax expense (benefit)	$33	$36	$17
Deferred:
U.S. Federal	$1	$42	$(9)
Foreign	(2)	72	11
State	—	19	34
Total deferred income tax expense (benefit)	$(1)	$133	$36
Total income tax expense (benefit)	$32	$169	$53
Included within Total income tax expense (benefit) is a benefit of less than $1 million, benefit of less than $1 million, and expense of $1 million related to interest and penalties in fiscals 2014, 2013 and 2012, respectively. The interest and penalties relate to tax payments and refunds for prior period tax filings made or to be made, as well as amounts associated with increases and decreases to unrecognized tax benefits.
We have not provided deferred taxes on $1 million of accumulated earnings of certain foreign subsidiaries as it is management’s intention to reinvest those earnings indefinitely. The estimated unrecognized deferred income tax liabilities on these earnings, net of associated foreign tax credits and other offsets, is zero.
The effective tax rate reconciliations are as follows:

	Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. Federal benefit	—%	(1.2)%	23.9%
Foreign operations (1)	(13.5)%	(12.3)%	3.7%
U.S. Federal valuation allowance	(36.6)%	(27.9)%	0.8%
Unrecognized tax benefits (2)	3.0%	—%	(3.6)%
Goodwill impairment (3)	—%	(13.4)%	—%
Other	(0.4)%	0.3%	(2.2)%
Effective tax rate	(12.5)%	(19.5)%	57.6%

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

(2)
Unrecognized tax benefits include benefits related to the resolution of issues in connection with resolving tax examinations, making protective elections, as well as changes to and clarifications of tax rules and regulations. See “Unrecognized Tax Benefits” in this footnote.

(3)
Goodwill impairment represents the U.S. Federal tax cost associated with the amount of Goodwill that was impaired for which we did not have tax basis, and therefore for which we could not take a tax benefit.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

(In millions)	January 31, 2015	February 1, 2014
Deferred tax assets:
U.S. Federal tax loss and other carryforwards	$385	$398
State tax loss and other carryforwards	84	75
Foreign tax loss and other carryforwards	169	197
Straight line rent	127	137
Inventory	52	75
Insurance loss reserve	35	36
Restructuring charges	7	10
Other	158	119
Gross deferred tax assets before valuation allowance	1,017	1,047
Valuation allowance	(621)	(511)
Total deferred tax assets	$396	$536
Deferred tax liabilities:
Fixed assets (1)	$(67)	$(131)
Undistributed earnings of foreign subsidiaries	(222)	(291)
Foreign currency translation	(24)	(26)
Other	(21)	(14)
Total deferred tax liabilities	$(334)	$(462)
Net deferred tax assets	$62	$74
The deferred tax assets and liabilities above are reflected in the Consolidated Balance Sheets as follows:

(In millions)	January 31, 2015	February 1, 2014
Current deferred tax assets	$45	$31
Current deferred tax liabilities (2)	(4)	(13)
Non-current deferred tax assets	133	152
Non-current deferred tax liabilities	(112)	(96)
	$62	$74

(1)	Includes deferred impact of finance obligations associated with capital projects.

(2)	The current deferred tax liabilities are included as components of Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Our gross deferred tax assets above include an offset of $7 million and $8 million of unrecognized tax benefits related to tax loss carryforwards as of January 31, 2015 and February 1, 2014, respectively.
Carryforwards
In addition to the unused portion of losses and credits reported on tax returns, our carryforwards also include interest deductions that are being carried forward due to thin-capitalization and other tax limitations, as well as credits that will be realized in connection with the undistributed earnings of foreign subsidiaries on which we have provided taxes.
Of our $385 million of U.S. Federal tax loss and other carryforwards, less than $1 million will expire during the next 5 years, $143 million will expire during the next 6 to 20 years and $241 million may be carried forward indefinitely. Of our $84 million of state tax loss and other carryforwards, $4 million will expire during the next 5 years, $68 million will expire during the next 6 to 20 years and $12 million may be carried forward indefinitely. Of our $169 million of foreign tax loss and other carryforwards, $4 million will expire during the next 5 years, $3 million will expire during the next 6 to 20 years and $162 million may be carried forward indefinitely.
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
Valuation Allowance
We have evaluated the available positive and negative evidence and have concluded that, for some of our deferred tax assets, it is more likely than not that these assets will not be realized in the foreseeable future. As a result, we have established a valuation allowance to reduce these deferred tax assets for the amount we believe will not be realized. The increase to our valuation allowance for U.S. Federal and state jurisdictions, as well as in certain foreign jurisdictions, was predominantly due to the fact that, as of the end of fiscal 2014, we have incurred a pre-tax cumulative loss over the past three fiscal years. During fiscal 2014, our valuation allowance increased by $110 million. This includes a $99 million increase for U.S. Federal tax, a $15 million increase for state tax and a $4 million decrease for foreign tax.
Of our total valuation allowance of $621 million, there is $6 million related to the foreign valuation allowance which, if a benefit is subsequently recognized, will result in a reduction of another asset.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Beginning balance	$37	$32	$42
Additions for tax positions of the current year	4	4	5
Additions for tax positions of prior years	5	6	3
Reductions for tax positions of prior years (1)	(11)	(1)	(12)
Settlements	—	—	(5)
Currency translation adjustment	(4)	—	—
Lapse of statute of limitations	(1)	(4)	(1)
Ending balance	$30	$37	$32

(1)
Reductions for tax positions of prior years include amounts related to the resolution of issues in connection with resolving tax examinations, making protective elections, as well as changes to and clarifications of tax rules and regulations.

At January 31, 2015, $23 million of the $30 million of unrecognized tax benefits would affect our effective tax rate, if recognized, and the remaining $7 million would affect our deferred tax accounts. In addition, we had $4 million and less than $1 million of accrued interest and penalties, respectively, at January 31, 2015. We had $5 million and less than $1 million of accrued interest and penalties, respectively, at February 1, 2014, and $4 million and less than $1 million of accrued interest and penalties, respectively, at February 2, 2013.
The Company and its subsidiaries are subject to taxation in the United States and various foreign jurisdictions. Of the major jurisdictions, we are subject to examination in: the United States for U.S. Federal purposes for fiscal 2010 and forward and for state purposes for fiscal 2010 and forward; Australia for fiscal 2009 and forward; Canada for fiscal 2007 and forward; France for fiscal 2011 and forward; Germany for fiscal 2009 and forward; Japan for fiscal 2008 and forward; Spain for fiscal 2008 and forward; and the UK for fiscal 2009 and forward. While it is often difficult to predict whether we will prevail, we believe that our tax liabilities for unrecognized tax benefits reflect the more likely than not outcome of known tax contingencies.
We believe that it is reasonably possible that the total amount of unrecognized tax benefits of $35 million (inclusive of tax, interest and penalties) will not change during the next twelve months due to ongoing tax examinations and applicable statutes of limitations.

NOTE 11 — SEGMENTS
We generate sales, operating earnings and cash flows by retailing numerous product offerings worldwide. We operate all of the “R” Us branded retail stores in the United States, Puerto Rico and Guam and 77% of the 942 “R” Us branded retail stores internationally (excluding temporary Express store locations). The balance of the “R” Us branded retail stores internationally are operated by licensees. Licensing fees did not have a material impact on our Net sales and accounted for $17 million, $16 million and $16 million for fiscals 2014, 2013 and 2012, respectively. We also own and operate websites including

Toysrus.com, Babiesrus.com, eToys.com, FAO.com and toys.com, as well as other Internet sites we operate in our international markets.
Our business has two reportable segments: Toys “R” Us – Domestic (“Domestic”) and Toys “R” Us – International (“International”). The following is a brief description of our segments:

•
Domestic — Our Domestic segment sells a variety of products in the baby, core toy, entertainment, learning and seasonal categories through 872 stores that operate in 49 states in the United States, Puerto Rico and Guam and through the Internet. Domestic Net sales in fiscal 2014 were derived from traditional toy stores (including Babies “R” Us Express (“BRU Express”) and Juvenile Expansion formats), baby stores, side-by-side (“SBS”) stores, permanent Express stores (with cumulative lease terms of at least two years) and our flagship stores in New York City. Additionally, we generated Net sales through our temporary Express store locations.

•
International — Our International segment sells a variety of products in the baby, core toy, entertainment, learning and seasonal categories through 730 operated and 212 licensed stores in 36 countries and jurisdictions and through the Internet. In addition to fees received from licensed stores, International Net sales in fiscal 2014 were derived from traditional toy stores (including BRU Express formats), SBS stores, baby stores and permanent Express stores (with cumulative lease terms of at least two years). Additionally, we generated Net sales through our temporary Express store locations. Our operated stores are located in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom.

The Chief Operating Decision Maker evaluates segment performance primarily based on Net sales and segment Operating earnings (loss). Segment Operating earnings (loss) excludes corporate related charges and income. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Revenues from external customers are derived primarily from merchandise sales and we do not generate material sales from any single customer.
The following tables show our percentage of Net sales by product category:

	Fiscal Years Ended
Domestic:	January 31, 2015	February 1, 2014	February 2, 2013
Baby	38.0%	37.7%	37.9%
Core Toy	17.4%	16.2%	16.0%
Entertainment	10.2%	11.3%	11.7%
Learning	22.7%	22.8%	22.4%
Seasonal	11.2%	11.3%	11.3%
Other (1)	0.5%	0.7%	0.7%
Total	100%	100%	100%

(1)	Consists primarily of non-product related revenues.

	Fiscal Years Ended
International:	January 31, 2015	February 1, 2014	February 2, 2013
Baby	20.2%	20.4%	21.6%
Core Toy	23.5%	22.7%	21.9%
Entertainment	8.5%	10.0%	11.4%
Learning	31.1%	30.8%	29.2%
Seasonal	15.9%	15.3%	15.2%
Other (1)	0.8%	0.8%	0.7%
Total	100%	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing fees from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

A summary of financial results by reportable segment is as follows:

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Net sales
Domestic	$7,524	$7,638	$8,149
International	4,837	4,905	5,394
Total Net sales	$12,361	$12,543	$13,543
Operating earnings (loss)
Domestic (1) (2)	$332	$(197)	$571
International (1)	229	203	309
Corporate and other	(370)	(356)	(324)
Operating earnings (loss)	191	(350)	556
Interest expense	(451)	(524)	(480)
Interest income	4	7	16
(Loss) earnings before income taxes	$(256)	$(867)	$92

(1)
Fiscal 2013 includes full impairments of the Toys-Domestic and Toys-Japan reporting unit’s goodwill balances of $361 million and $17 million, respectively. Refer to Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details.

(2)	Includes incremental expense related to the write-down of excess and obsolete inventory of $51 million for fiscal 2013.
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

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Depreciation and amortization
Domestic	$210	$216	$225
International	116	123	136
Corporate	51	49	46
Total Depreciation and amortization	$377	$388	$407
Capital expenditures
Domestic	$67	$113	$148
International	83	86	95
Corporate	57	39	43
Total Capital expenditures	$207	$238	$286

(In millions)	January 31, 2015	February 1, 2014
Merchandise inventories
Domestic	$1,353	$1,375
International	711	796
Total Merchandise inventories	$2,064	$2,171
Total Assets
Domestic	$3,633	$3,812
International	2,122	2,442
Corporate and other (1)	1,360	1,295
Total Assets	$7,115	$7,549

(1)	Includes cash and cash equivalents, deferred tax assets and other corporate assets.
Our Net sales, inclusive of each country’s respective Internet operations, and long-lived assets by country or region are as follows:

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Net sales
United States (1)	$7,524	$7,638	$8,149
Europe (2)	1,405	1,447	1,439
Japan	1,308	1,374	1,795
Canada	834	883	928
UK	710	680	735
China and Southeast Asia	333	277	233
Australia	230	228	248
Other (3)	17	16	16
Total Net sales	$12,361	$12,543	$13,543

(1)	Includes our wholly-owned operations in Puerto Rico and Guam.

(2)	Includes our wholly-owned operations in Germany, Austria, Switzerland, France, Spain, Portugal and Poland.

(3)	Represents licensing fees from unaffiliated third parties.

(In millions)	January 31, 2015	February 1, 2014
Long-lived assets
United States (1)	$2,372	$2,521
Europe (2)	352	417
Japan	306	383
UK	281	312
Canada	180	212
China and Southeast Asia	41	32
Australia	14	16
Total Long-lived assets	$3,546	$3,893

(1)	Includes our wholly-owned operations in Puerto Rico and Guam.

(2)	Includes our wholly-owned operations in Germany, Austria, Switzerland, France, Spain, Portugal and Poland.

NOTE 12 — DEFINED BENEFIT PENSION PLANS
We sponsor defined benefit pension plans covering certain international employees in the UK, Japan, Germany and Austria, with such benefits accounted for on an accrual basis using actuarial assumptions. For our pension plans, we use a measurement date matching the end of our fiscal years.

The following tables provide information regarding our pension plans:
Obligation and Funded Status at End of Fiscal Year:

(In millions)	January 31, 2015	February 1, 2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$137	$128
Service cost	5	5
Interest cost	5	5
Employee contributions	—	1
Benefits paid	(6)	(2)
Actuarial loss (gain)	52	(1)
Foreign currency impact	(19)	1
Projected benefit obligation at end of year	$174	$137

(In millions)	January 31, 2015	February 1, 2014
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$118	$105
Actual return on plan assets	17	5
Employer contributions	7	7
Employee contributions	—	1
Benefits paid	(6)	(2)
Foreign currency impact	(13)	2
Fair value of plan assets at end of year	$123	$118

(In millions)	January 31, 2015	February 1, 2014
Reconciliation of funded status to total amount recognized:
Funded status	$(51)	$(19)
Amounts recognized in Consolidated Balance Sheets:
Other non-current liabilities	$(51)	$(19)
Amounts recognized in Accumulated other comprehensive loss:
Unrecognized actuarial losses, net of tax	$42	$9
Of the $42 million of unrecognized actuarial losses, net of tax in Accumulated other comprehensive loss as of January 31, 2015, $2 million is expected to be amortized into net periodic benefit cost in fiscal 2015.
Information for Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets:

(In millions)	January 31, 2015	February 1, 2014
Projected benefit obligation	$174	$137
Accumulated benefit obligation	150	118
Fair value of plan assets	123	118
Components of Net Periodic Benefit Cost During Each Fiscal Year:

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Service cost	$5	$5	$5
Interest cost	5	5	5
Expected return on plan assets	(5)	(5)	(4)
Net periodic benefit cost	$5	$5	$6

Contributions
For fiscal 2015, we expect to contribute $6 million to our pension plans.
Estimated Future Payments
Pension benefit payments, including amounts to be paid from our assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

(In millions)	Pension Benefits
2015	$2
2016	2
2017	2
2018	2
2019	2
2020 through 2024	9
Weighted-average Assumptions Used to Determine Net Periodic Benefit Costs at Fiscal Year End:

	January 31, 2015	February 1, 2014	February 2, 2013
Discount rate	3.7%	4.1%	4.0%
Expected rate of return on plan assets	4.5%	4.9%	4.6%
Rate of compensation increase	2.6%	2.7%	2.8%
Weighted-average Assumptions Used to Determine Benefit Obligations at Fiscal Year End:

	Fiscal Years Ended
	January 31, 2015	February 1, 2014
Discount rate	2.7%	3.9%
Rate of compensation increase	2.6%	2.6%
Determination of Discount Rate
The discount rate used to determine benefit obligations for our pension plans has been developed based on the AA corporate bond yield curve.
Determination of Expected Return on Assets
The expected return on assets is the rate of return expected to be achieved on pension fund assets in the long term, net of investment expenses. More than 90% of the plan assets relate to the UK and Japan pension plans. The UK and Japan pension plans expected return on assets assumption for fiscal 2015 has been determined by considering the return on the actual asset classes held as of the measurement date and our expectations of future rates of return on each asset class. For the UK and Japan pension plans, we determine the expected rate of return by utilizing the current return available on stocks, and government and corporate bonds and applying suitable risk premiums that consider historical market returns and current market expectations. The estimate of the expected rate of return is based on a long term view and considers the impact of economic conditions in the evaluation of historical market returns.
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
The following represents our pension plan target asset allocations for fiscal 2015, as well as the actual asset allocations as of January 31, 2015 and February 1, 2014:

	2015 Target Allocation	January 31, 2015	February 1, 2014
Equity securities	28.3%	28.3%	27.7%
Debt securities	58.3%	58.3%	56.6%
Insurance contracts	7.3%	7.3%	8.3%
Cash and cash equivalents	6.1%	6.1%	7.4%
Total	100%	100%	100%
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
Fair value of plan assets
The following tables present our plan assets by fair value hierarchy in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” as of January 31, 2015 and February 1, 2014. The fair value hierarchy is comprised of three levels based on the reliability of inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, while Level 3 includes fair values estimated using significant unobservable inputs. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement of the instrument. There have been no changes in valuation technique or related inputs for the fiscal years ended January 31, 2015 and February 1, 2014.
Fiscal 2014

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Equity Securities: (1)
Domestic	$—	$11	$11
International	—	24	24
Fixed Income: (2)
Domestic	—	4	4
International	—	68	68
Insurance Contracts (3)	—	9	9
Cash and cash equivalents (4)	7	—	7
Total	$7	$116	$123

Fiscal 2013

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Equity Securities: (1)
Domestic	$—	$12	$12
International	—	21	21
Fixed Income: (2)
Domestic	—	2	2
International	—	64	64
Insurance Contracts (3)	—	10	10
Cash and cash equivalents (4)	9	—	9
Total	$9	$109	$118

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

(4)
Cash and cash equivalents include highly liquid investments with original maturities of three months or less at acquisition. Due to the short-term nature of these investments, their carrying amounts approximate fair value. Therefore, we have determined that our cash and cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy.

NOTE 13 — OTHER EMPLOYEE RETIREMENT AND COMPENSATION BENEFITS
We offer other employee retirement and compensation benefits for eligible employees. The Supplemental Executive Retirement Plan (“SERP”) provides supplemental retirement benefits to certain executive officers in excess of the limitations that are imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended, on contributions to our TRU Partnership Employees’ Savings and Profit Sharing Plan (the “Savings Plan”). Participants are generally 100% vested in their SERP accounts after completing 5 years of employment with the Company. During fiscal 2014 we recorded SERP expenses of less than $1 million. During fiscals 2013 and 2012, we recorded SERP expenses of $1 million and less than $1 million, respectively. As of January 31, 2015 and February 1, 2014, the SERP liability was $2 million and $3 million, respectively.
Included in our Savings Plan, we have a 401(k) salary deferral feature, company-matching contributions and a profit sharing component for eligible U.S.-based employees. Under the terms of the Savings Plan, annual employer profit sharing contributions are made at the discretion of the Board of Directors, subject to certain limitations. The Savings Plan may be terminated at our discretion. Employee eligibility for participation in the 401(k) savings account portion of the Savings Plan requires 12 months of service and completion of 1,000 hours. In addition, the Company makes a matching contribution in an amount equal to 100% of the first 4%, of the participant’s contribution. We also have various defined contribution and other foreign government sponsored retirement plans for foreign employees, which are managed by each respective foreign location. Expenses related to the Savings Plan, other foreign defined contribution plans and other foreign government sponsored retirement plans were $24 million in fiscals 2014 and 2013, respectively, and $25 million in fiscal 2012. The Board of Directors did not elect to contribute to the profit sharing portion of the Savings Plan in fiscals 2014, 2013 and 2012.

NOTE 14 — LITIGATION AND LEGAL PROCEEDINGS
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
In May 2013, we opted out of the settlement of a class action lawsuit against Visa and MasterCard alleging violations of antitrust laws.  In January 2014, we, along with several other companies, filed a separate lawsuit against Visa and MasterCard entitled Progressive Casualty Insurance Co. et al. v. Visa, Inc., et al. (United States District Court for the Eastern District of New York, No. 14-00276).  A settlement was reached in December 2014, and we received a payment of $12 million in January 2015 which was recorded in SG&A.
In addition to the litigation discussed above, we are, and in the future may be, involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. However, based upon our historical experience with similar matters, we do not expect that any such additional losses would be material to our consolidated financial position, results of operations or cash flows.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
We are subject to various claims and contingencies related to lawsuits as well as commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. Refer to Note 10 entitled “INCOME TAXES” for liabilities associated with uncertain tax positions. Refer to Note 9 entitled “LEASES” for minimum rental commitments under non-cancelable operating leases having a term of more than one year as of January 31, 2015.
As of January 31, 2015, we remain contingently liable for amounts due or amounts that may become due under certain real estate lease agreements that have been assigned to third parties. In the event of default by the assignees, we could be liable for payment obligations associated with these leases which have future lease related payments (not discounted to present value) of $63 million through September 2032. The impact of these obligations is not material to our Consolidated Financial Statements.

NOTE 16 — RELATED PARTY TRANSACTIONS
The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008, February 1, 2009 and August 29, 2014 (“Advisory Agreement”). The initial term of the Advisory Agreement is ten years. After ten years, it extends annually for one year unless we or the Sponsors provide notice of termination to the other. Prior to an amendment in August 2014, described below, the management and advisory fees paid to the Sponsors (the “Advisory Fees”) increased 5% per year during the ten-year term of the agreement with the exception of fiscal 2009.
In August 2014, the Advisory Agreement was amended in order to reduce the Advisory Fees to $17 million for fiscal year 2014 and each year thereafter.  If in the future we successfully complete an initial public offering (“IPO”), the Sponsors may elect to receive from the proceeds of such IPO, an amount equal to the aggregate difference between: (x) the Advisory Fees that we would have paid in fiscal year 2014 and each fiscal year thereafter had such amounts not been fixed and (y) the Advisory Fees that were actually paid by us for fiscal year 2014 and each fiscal year thereafter. We recorded Advisory Fees of $17 million, $22 million and $21 million for fiscals 2014, 2013 and 2012, respectively. During fiscals 2014, 2013 and 2012, we also paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.
Additionally, the Advisory Agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the aggregate transaction value in connection with certain financing, acquisition, disposition and change of control transactions (“Transaction Fees”). The Advisory Agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. In the event that the Advisory Agreement is terminated by the Sponsors or us, the Sponsors will receive all unpaid Advisory Fees, all unpaid Transaction Fees and expenses due under the Advisory Agreement with respect to periods prior to the termination date plus the net present value of the Advisory Fees that would have been payable for the remainder of the applicable term of the Advisory Agreement. Transaction fees are capitalized as deferred debt issuance costs and are amortized over the term of the related debt agreement and included in Other assets on our Consolidated Balance Sheet.
In connection with the amendment and restatement of the ABL Facility on March 21, 2014, we incurred Transaction Fees of $19 million pursuant to the terms of the Advisory Agreement.

In connection with entering into the Secured Term B-4 Loan and Tranche A-1 Loan on October 24, 2014, we incurred Transaction Fees of $13 million pursuant to the terms of the Advisory Agreement. KKR owned an aggregate of $96 million of the Secured Term B-4 Loan as of January 31, 2015.
In connection with the Propco I Term Loan Facility entered into on August 21, 2013, we incurred Transactions Fees of $10 million pursuant to the terms of the Advisory Agreement. KKR owned an aggregate of $17 million of the Propco I Term Loan Facility as of January 31, 2015 and February 1, 2014, respectively.
In connection with the UK Propco Facility Agreement entered into on March 25, 2013, we incurred Transactions Fees of $4 million pursuant to the terms of the Advisory Agreement.
In connection with the France Propco Facility Agreement entered into on February 27, 2013, we incurred Transactions Fees of $1 million pursuant to the terms of the Advisory Agreement.
In connection with the Spain Propco Facility Agreement entered into on January 29, 2013, we incurred Transaction Fees of $1 million pursuant to the terms of the Advisory Agreement.
In connection with the offering of the 2017 Notes on August 1, 2012, we incurred Transaction Fees of $4 million pursuant to the terms of the Advisory Agreement. KKR owned an aggregate of $9 million of the 2017 Notes as of January 31, 2015 and February 1, 2014, respectively.
In connection with the Second Incremental Secured Term Loan entered into on April 10, 2012, we incurred Transaction Fees of $2 million pursuant to the terms of the Advisory Agreement. KKR owned an aggregate of $2 million and $9 million of the Second Incremental Secured Term Loan as of January 31, 2015 and February 1, 2014, respectively.
KKR owned an aggregate of $12 million and $50 million of the Incremental Secured Term Loan as of January 31, 2015 and February 1, 2014, respectively. In addition, KKR owned an aggregate of $9 million of the Toys-Delaware Secured Notes as of February 1, 2014, $70 million of the Secured Term Loan Facility as of February 1, 2014, and $5 million of the Propco II Notes as of February 1, 2014. For further details, see Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. During fiscals 2014, 2013 and 2012, affiliates of Vornado Realty Trust (“Vornado”) and KKR held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $10 million in fiscals 2014 and 2013, respectively. In fiscal 2012, the interest amounts paid on such debt and debt securities held by related parties were $8 million.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $8 million in fiscals 2014 and 2013, respectively, and $10 million in fiscal 2012 with respect to 0.7%, 0.8% and 0.9%, respectively, of our operated stores, which include Express stores. Of the aggregate amount paid in fiscals 2014, 2013 and 2012, $2 million, respectively, was allocable to joint-venture parties not otherwise affiliated with Vornado.
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

NOTE 17 — ACQUISITIONS
On October 31, 2011, the Company acquired a 70% ownership interest in Labuan from Li & Fung for a purchase price of $79 million (including a $10 million hold back) plus $8 million of contingent consideration. The terms of the agreement provide us with the future option to acquire Li & Fung’s 30% interest in the business and also provide Li & Fung the option to require us to buy their 30% interest in the business at the end of three years from the acquisition date. During fiscal 2014, we amended the terms of the agreement with Li & Fung to extend the future call option and put option to commence four years from the acquisition date.
The Company paid $1 million and $5 million of contingent consideration related to the Labuan acquisition during fiscal 2014 and 2012, respectively. The Company did not make any payments during fiscal 2013. In accordance with the purchase agreement, the remaining $2 million of contingent consideration is expected to be paid out during fiscal 2015 based on the financial performance of Labuan and is included within Accrued expenses and other current liabilities in our Consolidated Balance Sheet as of January 31, 2015.

In addition, during fiscal 2012, in accordance with the purchase agreement, the Company paid $10 million of the purchase price related to the Labuan acquisition to Li & Fung as it was determined that the business had been appropriately delivered in the agreed upon financial condition.
As a result of the acquisition, the Company recognized Noncontrolling interest in the amount of $24 million which was measured at fair value at the acquisition date. In accordance with the terms of the agreement, the Noncontrolling interest is redeemable for cash or common stock of the Company at the option of the holder. As such, the Noncontrolling interest has been recorded in Temporary equity. See Note 1 entitled “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for a reconciliation of the change in Noncontrolling interest to redemption value as of January 31, 2015 and February 1, 2014.

NOTE 18 — RECENT ACCOUNTING PRONOUNCEMENTS
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The adoption of ASU 2015-02 is not expected to have an impact on our Consolidated Financial Statements.
In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. Under the previous practice, an entity was required to separately classify, present, and disclose extraordinary events and transactions. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. This ASU will also align more closely U.S. GAAP income statement presentation guidance with IAS 1, “Presentation of Financial Statements,” which prohibits the presentation and disclosure of extraordinary items. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may either apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2015-01 is not expected to have an impact on our Consolidated Financial Statements.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Other than the additional disclosures regarding the Company’s ability to continue as a going concern, the adoption of ASU 2014-15 is not expected to have an impact on our Consolidated Financial Statements.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).  ASU 2014-12 provides specific guidance on this Topic, requiring that performance targets that affect vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  This varies from the previous practice, as such provisions were also accounted for as non-vesting restrictions which affect the determination of grant-date fair value and required expense recognition over the requisite service period regardless of whether the performance condition is met.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted.  An entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  The adoption of ASU 2014-12 is not expected to have an impact on our Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS
The following tables set forth certain unaudited quarterly financial information:

	For the 13 Weeks Ended
(In millions)	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015 (1)
Fiscal 2014
Net sales	$2,479	$2,440	$2,459	$4,983
Gross margin	918	916	908	1,688
Selling, general and administrative expenses	917	878	931	1,189
Depreciation and amortization	104	95	86	92
Other income, net	(12)	(15)	(16)	(10)
Operating (loss) earnings	(91)	(42)	(93)	417
Net (loss) earnings	(196)	(147)	(212)	267
Net (loss) earnings attributable to Toys “R” Us, Inc.	$(196)	$(148)	$(213)	$265

	For the 13 Weeks Ended
(In millions)	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014 (1)
Fiscal 2013
Net sales	$2,408	$2,377	$2,491	$5,267
Gross margin	900	920	896	1,673
Selling, general and administrative expenses	886	890	959	1,275
Depreciation and amortization	100	95	92	101
Goodwill impairment	—	—	—	378
Other (income) expense, net	(13)	(19)	(15)	10
Operating loss	(73)	(46)	(140)	(91)
Net loss (2)	(111)	(113)	(605)	(207)
Net loss attributable to Toys “R” Us, Inc.	$(111)	$(113)	$(605)	$(210)

(1)
Our Domestic and International businesses are highly seasonal with sales highest in the fourth quarter. During fiscals 2014, 2013 and 2012, 40%, 42% and 43%, respectively, of our total Net sales were generated in the fourth quarter. Our results of operations depend significantly upon the fourth quarter holiday selling season.

(2)
For the fourth quarter of fiscal 2013, our Net loss was impacted by Goodwill impairment of $378 million associated with our Toys-Domestic and Toys-Japan reporting units, the incremental write-down of excess and obsolete inventory of $51 million, long-lived asset impairment of $37 million and a prior period vacation accrual correction of $17 million.

PARENT COMPANY INFORMATION

Toys “R” Us, Inc.
Schedule I — Condensed Statements of Operations and Comprehensive Loss

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Revenues	$—	$—	$—
General and administrative expenses	25	21	18
Depreciation and amortization	1	3	3
Other expense, net	—	1	—
Total operating expenses	26	25	21
Other (expense) income:
Interest expense, net	(78)	(76)	(83)
Intercompany interest expense, net	(54)	(63)	(47)
(Deficit) equity in pre-tax (loss) earnings of consolidated subsidiaries	(102)	(706)	242
(Loss) earnings before income taxes	(260)	(870)	91
Income tax expense	32	169	53
Net (loss) earnings	$(292)	$(1,039)	$38

Comprehensive loss	$(452)	$(1,120)	$(9)

See accompanying notes to Condensed Financial Statements.

Toys “R” Us, Inc.
Schedule I — Condensed Balance Sheets

(In millions)	January 31, 2015	February 1, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$11	$79
Income taxes receivable	20	—
Prepaid expenses and other current assets	9	4
Due from subsidiary	376	316
Total current assets	416	399
Property and equipment, net	1	3
Deferred tax assets	2	2
Other assets	12	27
	$431	$431
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses and other current liabilities	$121	$88
Income taxes payable	2	—
Total current liabilities	123	88
Long-term debt	872	872
Due to subsidiaries, net	461	46
Other non-current liabilities	70	73
Temporary equity	—	8
Stockholders’ deficit	(1,095)	(656)
	$431	$431
See accompanying notes to Condensed Financial Statements.

Toys “R” Us, Inc.
Schedule I — Condensed Statements of Cash Flows

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Cash Flows from Operating Activities	$(13)	$(21)	$114
Cash Flows from Investing Activities:
Investments in subsidiaries	5	(180)	(33)
Intercompany loan repayments by subsidiaries	2,056	1,956	2,107
Loans to subsidiaries	(2,116)	(2,251)	(2,005)
Proceeds from redemption of debt securities	—	52	—
Net cash (used in) provided by investing activities	(55)	(423)	69
Cash Flows from Financing Activities:
Long-term debt borrowings	—	—	446
Long-term debt repayment	—	—	(400)
Borrowings from subsidiaries	—	—	265
Other	—	(7)	(17)
Net cash (used in) provided by financing activities	—	(7)	294
Cash and cash equivalents:
Net (decrease) increase during period	(68)	(451)	477
Cash and cash equivalents at beginning of period	79	530	53
Cash and cash equivalents at end of period	$11	$79	$530

Supplemental Disclosures of Cash Flow Information:
Interest paid	$77	$78	$75

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
In connection with the July 21, 2005 Merger and subsequent reorganization, the Parent Company borrowed $770 million and received a promissory note of $887 million (£509 million) as a dividend from its indirect wholly-owned subsidiary, Toys “R” Us (UK) Limited (“Toys Limited”). On January 25, 2012 the $770 million intercompany note payable to Toys Limited was amended to translate the outstanding principal and accrued interest on that date to pounds sterling. As of January 31, 2015 and February 1, 2014, Due to subsidiaries, net included the outstanding net intercompany receivable balance from Toys Limited of $175 million and $179 million, respectively.
Additionally included within Due to subsidiaries, net, as of January 31, 2015 and February 1, 2014 is an intercompany payable to Toys-Delaware of $755 million and $697 million, respectively, which includes accrued interest. The intercompany payable to Toys-Delaware includes long-term notes payable by Parent to Toys-Delaware as of January 31, 2015 and February 1, 2014 for which the amounts are listed in the table below. All of the notes are documented, unsecured, and include a market rate of interest. For fiscals 2014 and 2013, the long-term notes payable by Parent to Toys-Delaware were offset by $89 million and $90 million, respectively, of third party insurance liabilities for which Toys-Delaware is the primary obligor. The remaining intercompany payable balance includes $4 million of other payables to Toys-Delaware for fiscals 2014 and 2013, respectively.

(In millions)	Fiscal 2014	Fiscal 2013
Note issued by Parent in FY 2005	$299	$286
Note issued by Parent in FY 2009	222	201
Note issued by Parent in FY 2012 (1)	229	206
Note issued by Parent in FY 2012	90	90
Long-term notes payable by Parent to Toys-Delaware (2)	$840	$783

(1)	Note is expressly subordinated in right of payment to the senior obligations of the Parent.

(2)	Includes accrued and unpaid interest.
As of January 31, 2015 and February 1, 2014, an outstanding short-term loan of $376 million and $316 million, respectively, to Toys-Delaware was recorded in Due from subsidiary.
For fiscals 2014, 2013 and 2012, the income tax expense of $32 million, $169 million and $53 million, respectively, represents the Parent Company’s consolidated income tax expense. Such amounts include income tax expense of $91 million, $127 million and $105 million, respectively, related to our subsidiaries, which have not been consolidated for this presentation. The Parent Company is responsible for cash income tax payments on the separate company income of such subsidiaries for United States Federal and certain state filings.

NOTE B — DEBT
A summary of the Parent Company’s Long-term debt as of January 31, 2015 and February 1, 2014 is outlined in the table below:

(In millions)	January 31, 2015	February 1, 2014
10.375% senior notes, due fiscal 2017	448	447
7.375% senior notes, due fiscal 2018	402	403
8.750% debentures, due fiscal 2021 (1)	22	22
Total Long-term debt	$872	$872

(1)	Represents obligations of Toys “R” Us, Inc. and Toys–Delaware.
The total fair values of the Parent Company’s Long-term debt, with carrying values of $872 million at January 31, 2015 and February 1, 2014, respectively, were $639 million and $687 million, respectively. The fair values of the Parent Company’s Long-term debt are estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.
The annual maturities of the Parent Company’s Long-term debt at January 31, 2015 are as follows:

(In millions)	Annual Maturities
2015	$—
2016	—
2017	450
2018	400
2019	—
2020 and subsequent	22
Total	$872
The Parent Company is a co-obligor of the outstanding debentures due fiscal 2021, and these debt securities are included in Long-term debt within the Parent Company Condensed Balance Sheets for stand-alone reporting purposes. However, it is expected all future principal and interest payments will be funded through the operating cash flows of Toys-Delaware. During fiscals 2014, 2013 and 2012, Toys-Delaware recorded interest expense related to the outstanding debentures due fiscal 2021 of $2 million, respectively, which is reflected as part of (Deficit) equity in pre-tax (loss) earnings of consolidated subsidiaries in the Parent Company Condensed Statements of Operations and Comprehensive Loss.
The Parent Company provides guarantees related to the uncommitted credit lines of Labuan in an aggregate amount up to HK$257 million ($33 million at January 31, 2015) for future borrowings. During fiscal 2012, the Parent Company provided the lenders of the Spain Propco Facility Agreement entered into on January 29, 2013 with a deficiency guarantee with respect to certain losses the lenders may suffer in certain circumstances.
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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows attributable to the changes in LIBOR rates. Some of our interest rate contracts may contain credit-risk related contingent features and are subject to master netting arrangements. As of January 31, 2015, our interest rate contracts have maturity dates through April 2015.
At January 31, 2015 and February 1, 2014, we had no derivative liabilities related to agreements that contain credit-risk related contingent features. As of January 31, 2015 and February 1, 2014, we were not required to post collateral with any derivative counterparties.
The following table presents our outstanding interest rate contracts as of January 31, 2015 and February 1, 2014:

			January 31, 2015	February 1, 2014
(In millions)	Effective Date	Maturity Date	Notional Amount	Notional Amount
Interest Rate Caps
1 Month USD LIBOR Interest Rate Cap (1)	January 2011	April 2015	$500	$500
1 Month USD LIBOR Interest Rate Cap (1)	January 2012	April 2015	500	500
1 Month USD LIBOR Interest Rate Cap (1)	January 2014	April 2015	311	311
(1) These interest rate caps are not designated as cash flow hedges in accordance with ASC 815.
Foreign Exchange Contracts
We occasionally enter into foreign currency forward contracts to economically hedge our short-term, cross-currency intercompany loans with our foreign subsidiaries. We enter into these contracts in order to reduce our exposure to the variability in expected cash outflows attributable to changes in foreign currency rates. These derivative contracts are not designated as hedges and are recorded on the Parent Company Condensed Balance Sheets at fair value with a gain or loss recorded on the Parent Company Condensed Statements of Operations and Comprehensive Loss in Interest expense, net. At January 31, 2015 and February 1, 2014, we had no outstanding foreign exchange contracts.
Our foreign exchange contracts typically mature within 12 months. Some of these contracts may contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions where we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At January 31, 2015 and February 1, 2014, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $2 million and less than $1 million, respectively. We are not required to post collateral for these contracts.
The following table sets forth the net impact of the effective portion of Parent Company’s derivatives on Accumulated other comprehensive (loss) income for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013:

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Derivatives previously designated as cash flow hedges:
Beginning balance	$1	$1	$1
Reclassifications from Accumulated other comprehensive (loss) income - Interest Rate Contracts	(1)	—	—
	(1)	—	—
Ending balance	$—	$1	$1

The following table sets forth the impact of derivatives on Interest expense, net on the Parent Company Condensed Statements of Operations and Comprehensive Loss for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013:

	Fiscal Years Ended
(In millions)	January 31, 2015	February 1, 2014	February 2, 2013
Derivatives not designated for hedge accounting:
Loss on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	$—	$(1)	$—
	—	(1)	—

Derivatives previously designated as cash flow hedges:
Amortization of hedged caps	1	—	—
	1	—	—
Total Interest expense, net	$1	$(1)	$—

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

The following table contains the notional amounts and fair values of Parent Company’s outstanding derivative contracts as of January 31, 2015 and February 1, 2014:

	January 31, 2015		February 1, 2014
	Notional	Fair Value Assets/	Notional	Fair Value Assets/
(In millions)	Amount	(Liabilities)	Amount	(Liabilities)
Interest Rate Contracts not designated for hedge accounting:
Prepaid expenses and other current assets (1)	$1,311	$—	$—	$—
Other assets	$—	$—	$1,311	$—

(1)	Amounts as of January 31, 2015 includes reclassifications of contracts scheduled to mature within the next 12 months, which were previously included within Other assets as of February 1, 2014.
Refer to Note 3 to our Consolidated Financial Statements entitled “DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” for further details on derivative instruments.
Offsetting of Derivatives
We present our derivatives at gross fair values in the Parent Company Condensed Balance Sheets. However, some of our interest rate and foreign exchange contracts are subject to master netting arrangements which allow net settlements under certain conditions. As of January 31, 2015 and February 1, 2014, the aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets were nominal, respectively, and the aggregate gross fair value of derivative assets which could be net settled against our derivative liabilities were nominal, respectively. As of January 31, 2015 and February 1, 2014, none of the master netting arrangements involved collateral.

NOTE D — COMMITMENTS AND CONTINGENCIES
Although the Parent Company does not currently have material legal proceedings pending against it, it may be subject to various claims and contingencies related to lawsuits, as well as commitments under contractual and other obligations. Refer to Note 14 to our Consolidated Financial Statements entitled “LITIGATION AND LEGAL PROCEEDINGS” for further information. Additionally, the Parent Company is a guarantor on certain leases entered into by its subsidiaries. For a discussion of the lease obligations of the Parent Company and its subsidiaries, see Note 9 to our Consolidated Financial Statements entitled “LEASES.”

NOTE E — DISTRIBUTIONS AND CAPITAL CONTRIBUTIONS
Distributions
The Parent Company received cash distributions (inclusive of returns of capital) from certain of its subsidiaries of $93 million, $202 million and $203 million during fiscals 2014, 2013 and 2012, respectively. The cash distributions received included $79 million and $129 million in fiscals 2013 and 2012, respectively, from its subsidiary Toys-Delaware. No cash distributions were received from Toys-Delaware in fiscal 2014.
The cash distributions received also included $93 million, $123 million and $72 million, in fiscals 2014, 2013 and 2012, respectively, from certain of our property subsidiaries, which included no returns of capital in fiscal 2014 and returns of capital of $109 million and $10 million in fiscals 2013 and 2012, respectively. The cash distributions received during fiscals 2014, 2013 and 2012 from our property subsidiary TRU Propco I were $86 million, $115 million and $64 million, respectively.
Capital Contributions
During fiscal 2014, Parent Company made a capital contribution of $5 million to TRU Asia, Ltd., $1 million of which it used to pay contingent consideration related to the Labuan acquisition.
During fiscal 2013, Parent Company made a capital contribution of $274 million to Toys Europe, which it used in connection with the refinancing of the UK real estate credit facility. Additionally, during fiscal 2013, Parent Company made a capital contribution of $10 million to Toys Europe to assist in the funding of the Spain Propco Facility Agreement debt repayment for the fourth quarter of fiscal 2013. During fiscal 2012, Parent Company made a capital contribution of $30 million to Toys Europe, which it used in connection with the refinancing of the Spain Propco Facility. Refer to Note 2 to our Consolidated Financial Statements entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT” for further details.
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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013).
Based on this assessment, management concluded that, as of January 31, 2015, the Company’s internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm which has audited and reported on the financial statements contained in this Annual Report on Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.
(c) Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Toys “R” Us, Inc.:

We have audited the internal control over financial reporting of Toys “R” Us, Inc. and subsidiaries (the "Company") as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2015 of the Company and our report dated March 26, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

New York, New York
March 26, 2015

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following persons were members of our Board of Directors (the “Board”) as of March 1, 2015. Each elected director will hold office until a successor is duly elected and qualified or until his or her earlier death, resignation or removal from office by our stockholders.

Name	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships
Joshua Bekenstein	56
Mr. Bekenstein has been our director since September 2005. Mr. Bekenstein is currently a Managing Director of Bain Capital LLC (“Bain”), having joined the firm at its inception in 1984. Mr. Bekenstein currently serves as a member of the Boards of Directors of Bob’s Discount Furniture, Bombardier Recreational Products Inc., Bright Horizons Family Solutions, Inc., Burlington Coat Factory Warehouse Corporation, Canada Goose, Dollarama, The Gymboree Corporation, Michaels Stores, Inc., TOMS Shoes and Waters Corporation.

Richard Goodman	66
Mr. Goodman has been our director since October 2011. Mr. Goodman served as an Executive Vice President of Global Operations at PepsiCo, Inc. from March 2010 until his retirement at the end of 2011. From October 2006 to March 2010, Mr. Goodman served as Chief Financial Officer of PepsiCo Inc. Prior to that, from 2003 to October 2006, Mr. Goodman served as Chief Financial Officer of PepsiCo International. He has been a Director of Johnson Controls Inc. since 2008, of Western Union since January 2011 and of Kindred Healthcare since March 2014.

Daniel Guglielmone	48	Mr. Guglielmone has been our director since May 2013. Mr. Guglielmone has served as Senior Vice President of Vornado Realty Trust (“Vornado”) since September 2003.
Matthew S. Levin	48
Mr. Levin has been our director since July 2005. Mr. Levin has been a Managing Director at Bain since 2000. Mr. Levin also currently serves as a director of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Michaels Stores, Inc., Unisource Worldwide, Inc., Edcon Holdings Pty Ltd., Lilliput Kidswear Ltd. and Guitar Centers, Inc.

Joseph Macnow	69
Mr. Macnow has been our director since May 2013. Mr. Macnow has served as Executive Vice President - Finance and Chief Administrative Officer of Vornado since June 2013. He served as Executive Vice President - Finance and Administration of Vornado from January 1998 to June 2013. He was Vice President and Chief Financial Officer of Vornado from 1985 to January 1998 and from March 2001 to June 2013. He has been the Vice President and Chief Financial Officer of Alexander’s, Inc. since August 1995.

Richard L. Markee	61
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

Wayne C. Sales	65
Mr. Sales has been our director since April 2014. Mr. Sales has been a director of SUPERVALU INC. (“SUPERVALU”) since 2006 and was a Non-Executive Chairman of the Board from 2010 to 2012. He served as Executive Chairman of the Board, Chief Executive Officer and President of SUPERVALU from July 2012 to February 2013.

Wendy Silverstein	54
Ms. Silverstein has been our director since September 2005. Ms. Silverstein has been Executive Vice President and Co-Head of Acquisitions and Capital Markets of Vornado since November 2010. She served as Executive Vice President — Capital Markets of Vornado from 1998 to October 2010.

Nathaniel H. Taylor	38
Mr. Taylor has been our director since January 2011. Mr. Taylor is a member of the general partner of KKR & Co. L.P., and he has been an investment professional at Kohlberg Kravis and Roberts & Co. L.P. and/or its affiliates, since November 2005.

Antonio Urcelay	62
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

Adam Waglay	32
Mr. Waglay has been our director since May 2013. Mr. Waglay has served as a Principal at KKR & Co. L.P. since July 2010. From July 2007 to July 2010, Mr. Waglay served as an Associate at Kohlberg Kravis and Roberts & Co. L.P. and/or its affiliates.

Gregory R. Why	48
Mr. Why has been our director since May 2013. Mr. Why has served as an Operating Partner at Bain since December 2009. From October 2006 until December 2009, Mr. Why served as an Executive Vice President at Bain.

In appointing Mr. Urcelay to the Board, the Board considered the intimate knowledge of the Company’s global business and operations that Mr. Urcelay brings to the Board from his experience as the Chief Executive Officer of the Company. In addition, the Board considered his significant experience and expertise in the retail industry gained over his more than 30 years of retail and consumer goods experience, including in his various roles at Toys “R” Us over a 17 year career. In his most recent role as President of Europe, he was responsible for the successful operation of more than 250 Toys “R” Us and Babies “R” Us stores in eight European countries: the United Kingdom, Austria, France, Germany, Poland, Portugal, Spain and Switzerland. This included providing leadership in asserting the company’s global status as the toy and baby products authority through marketing, merchandising, e-commerce, store support and customer service excellence. In 2011, Mr. Urcelay directed the company’s market entry into Poland, providing the gateway for potential further expansion in Europe.
In appointing Mr. Sales to the Board, the Board considered his significant experience and expertise in the retail industry including his prior service as Executive Chairman of the Board, Chief Executive Officer and President of SUPERVALU.
In appointing Mr. Markee to the Board, the Board considered his significant experience and expertise in the retail industry including his prior service as Chief Executive Officer of the Vitamin Shoppe and his prior service with the Company in which he served in a number of capacities, including serving as Vice Chairman from 2004 to 2006 and interim Chief Executive Officer from 2005 to 2006.
In appointing Mr. Goodman to the Board, the Board considered his significant business experience including his extensive knowledge of financial statements and reporting.
Other than Messrs. Urcelay, Goodman, Markee and Sales, each of the Directors was elected to the Board pursuant to a stockholders agreement dated July 21, 2005, as amended, by and among the Company and Bain, KKR and Vornado (collectively, the “Sponsors”) and a private investor (the “Stockholders’ Agreement”). Pursuant to such agreement, Messrs. Bekenstein, Levin and Why were appointed to the Board as a consequence of their respective relationships with Bain; Messrs. Waglay and Taylor were appointed to the Board as a consequence of their respective relationships with KKR; and Ms. Silverstein and Messrs. Macnow and Guglielmone were appointed to the Board as a consequence of their respective relationships with Vornado.
Executive Officers
The following persons were our Executive Officers as of March 1, 2015, having been elected to their respective offices by the Board:

Name	Age	Position with the Registrant
Antonio Urcelay (1)	62	Chairman of the Board; Chief Executive Officer
Michael J. Short	54	Executive Vice President — Chief Financial Officer
Richard Barry	48	Executive Vice President — Global Chief Merchandising Officer
Deborah Derby	51	Vice Chairman and Executive Vice President
Dr. Wolfgang Link	47	President — Toys “R” Us, Europe
Monika M. Merz	65	President — Toys “R” Us, Asia Pacific
Harry J. Mullany III	56	President — Toys “R” Us, U.S.
David J. Schwartz	47	Executive Vice President — General Counsel & Corporate Secretary

(1)	See “Directors” above for Mr. Urcelay’s biography.
The following is a brief description of the business experience of each of our Executive Officers:
Mr. Short has served as our Executive Vice President — Chief Financial Officer since June 2014. From January 2007 to January 2014, Mr. Short served as Executive Vice President — Chief Financial Officer of AutoNation, an automotive retailer. From 2000 to 2007, Mr. Short served as Executive Vice President — Chief Financial Officer of Universal Orlando.
Mr. Barry has served as our Executive Vice President — Global Chief Merchandising Officer since October 2014. Mr. Barry served as our Executive Vice President — Chief Merchandising Officer from October 2012 to October 2014. From January 2012 to October 2012, Mr. Barry served as Senior Vice President — Chief Merchandising Officer. From March 2010 to January 2012, Mr. Barry served as Vice President — General Merchandising Manager and from September 2006 to March 2010, he served as Vice President — Divisional Merchandising Manager.
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
Audit Committee
Our Board of Directors has a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Joseph Macnow, Adam Waglay and Richard Goodman, who serves as Chairman of the Audit Committee. Our Board of Directors has determined that each member of the Audit Committee is financially literate and that Mr. Goodman is an “audit committee financial expert” within the meaning of the regulations adopted by the Securities and Exchange Commission. The Board has not made a determination as to whether any Audit Committee members are independent.

ITEM 11.	EXECUTIVE COMPENSATION
We refer to the persons included in the Summary Compensation Table below as our “named executive officers.” References to “2014,” “2013,” and “2012” mean, respectively, our fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively.
COMPENSATION DISCUSSION AND ANALYSIS
The following Executive Compensation discussion and analysis discusses our compensation policies and decisions regarding our named executive officers and describes the material elements of compensation for our named executive officers. Our named executive officers are:

•	Antonio Urcelay, Chairman of the Board and Chief Executive Officer;

•	Michael J. Short, Executive Vice President — Chief Financial Officer;

•	Deborah Derby, Vice Chairman and Executive Vice President;

•	Monika M. Merz, President — Toys “R” Us, Asia Pacific;

•	Harry J. Mullany III, President — Toys “R” Us, U.S.; and

•	F. Clay Creasey, Jr., Former Executive Vice President — Chief Financial Officer[1]

1 Mr. Creasey’s employment was terminated in June 2014.
Role of Our Board of Directors in Compensation Decisions
Our Board of Directors acting through the Executive Committee of the Board pursuant to delegated authority has historically been ultimately responsible for approving both our compensation program and the specific compensation paid to each of our named executive officers. The Executive Committee of the Board, which is currently comprised of one designee from each of the three Sponsors, has discharged this responsibility pursuant to a charter approved by the Board.
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
Summary of Significant 2014 Compensation Decisions
Personnel Changes
In June 2014, Mr. Short joined the Company as Executive Vice President — Chief Financial Officer replacing Mr. Creasey whose employment terminated in June 2014. Pursuant to his employment agreement, Mr. Short will be paid an annual base salary of $700,000 and he will be eligible to earn an annual bonus award in a target amount of up to 100% of his base salary (prorated for 2014). In addition, Mr. Short was granted a one-time award of 30,000 stock options, which will vest in four equal annual installments commencing October 10, 2015. In addition, Mr. Short received a one-time award of 450,000 stock options (“Additional Options”), 50% of which will vest in four equal annual installments commencing October 10, 2015 with the remaining Additional Options subject to performance and time vesting and which will only be deemed fully vested when they have both time vested and performance vested, as further described in “ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM—LONG-TERM INCENTIVES—2010 INCENTIVE PLAN” below. Mr. Short is also entitled to additional severance benefits and perquisites.
Option Exchanges
In September 2014, certain participants, including the named executive officers, were offered an opportunity to exchange their outstanding stock options that were granted prior to fiscal 2014 (“Old Options”) under the Company’s Amended and Restated 2005 Management Equity Plan, as amended (the “Management Equity Plan”), or the Company’s 2010 Incentive Plan, as amended (the “2010 Incentive Plan”), for new stock options granted under the 2010 Incentive Plan (“New Options”) on a one-for-one basis. The New Options have an exercise price of $8.00 per share. On October 10, 2014, the Company closed its offer with a total of 1,566,307 Old Options canceled and an equal amount of New Options issued under the 2010 Incentive Plan (the “2014 Option Exchange”). Mr. Urcelay and Mses. Derby and Merz elected to participate in the 2014 Option Exchange. See “ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM—LONG-TERM INCENTIVES—2010 INCENTIVE PLAN” below for further details.
Pursuant to the terms of an amendment to Mr. Urcelay’s employment agreement, on October 14, 2014 Mr. Urcelay forfeited 363,700 of his outstanding restricted stock units in exchange for a grant of 363,700 options under the 2010 Incentive Plan (the “Urcelay Options”). Fifty percent and 12.5% of the Urcelay Options vested on October 31, 2014, and January 31, 2015, respectively, and 12.5% will vest on each of April 30, 2015, July 31, 2015 and October 31, 2015, subject to Mr. Urcelay’s continued employment on each such date. The Urcelay Options are subject to the same accelerated vesting provisions that applied with respect to the canceled restricted stock units. The Urcelay Options have an exercise price of $8.00 per share. See “ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM—LONG-TERM INCENTIVES—2010 INCENTIVE PLAN” below for further details.
Additionally, on October 14, 2014, the Company and Mr. Mullany entered into an option exchange pursuant to which Mr. Mullany exchanged his 250,000 outstanding time-based options for 250,000 newly granted time-based options and his 250,000 outstanding performance-based options for 250,000 newly granted performance-based options (“Performance Options”). Mr. Mullany also received an additional 181,820 time-based options in connection with the cancellation of 90,910 unvested restricted stock units, in each case, under the 2010 Incentive Plan. See “ELEMENTS OF OUR EXECUTIVE

COMPENSATION PROGRAM—LONG-TERM INCENTIVES—2010 INCENTIVE PLAN” below for further details.
Amendments to Employment Agreements
In October 2014, the Company and Mr. Urcelay and Ms. Derby entered into amended employment agreements.
Amendment to Mr. Urcelay’s Employment Agreement
On October 14, 2014, Toys “R” Us, Inc., Branch in Spain, a subsidiary of the Company (“Toys Spain”) and Mr. Urcelay entered into an amendment to Mr. Urcelay’s employment agreement with Toys Spain, dated March 3, 2014. The amendment provides that if Mr. Urcelay remains continuously employed with Toys through October 31, 2015, or if his employment is earlier terminated due to his death or Disability, by Toys Spain without Cause, or by him for Good Reason (as each such term is defined in Mr. Urcelay’s employment agreement), (i) he will receive a payment equal to $2,000,000 (the “Retention Bonus”) and (ii) he will be eligible to earn a performance bonus equal to $1,000,000 subject to the achievement of specified Consolidated Adjusted EBITDA for the twelve month period ending on the last day of the Company’s third fiscal quarter of 2015 (the “Special Performance Bonus”), subject, in each case, to the execution of a release of claims in favor of the Company, its subsidiaries and affiliates. The Company and Mr. Urcelay may mutually agree to extend the employment term for an additional one year period.
Amended and Restated Employment Agreement for Ms. Derby
In October 2014, the Company and Ms. Derby entered into an amended and restated employment agreement, which amended certain terms of Ms. Derby’s employment with the Company. In connection with her amended agreement, cash severance payable to Ms. Derby on a termination by the Company without Cause or by her for Good Reason will be (i) an amount equal to two times her base salary if such termination occurs on or prior to October 13, 2016 or (ii) if such termination occurs following October 13, 2016, an amount equal to two times the sum of her base salary and the average of the annual bonuses, if any, earned by Ms. Derby for the two fiscal years immediately preceding the date of termination. The amended and restated employment agreement also extends to 24 months the period during which Ms. Derby will receive continuation of medical, dental and life insurance benefits following a termination of her employment and the period during which Ms. Derby is subject to a post-termination non-competition covenant.
Retention Bonuses
The Company granted Mses. Derby and Merz retention bonuses. The Executive Committee of the Board determined these awards to be advisable in promoting retention and incentivizing these officers during the transition period.
The Company granted Ms. Derby a retention bonus in the amount of $1,400,000 payable on March 11, 2015 (the “2015 retention bonus”) and a retention bonus in the amount of $700,000 payable on March 11, 2016 (the “2016 retention bonus”), in each case subject to her continued employment with the Company on such dates. If Ms. Derby’s employment is terminated by the Company for any reason other than Cause or by her for Good Reason, the 2015 retention bonus will be paid to her on a pro rata basis based on the number of full months that have elapsed from March 11, 2013 and if such termination is on or after September 11, 2015, the 2016 retention bonus will be paid to her on a pro rata basis based on the number of full months that have elapsed from March 11, 2014.
On October 10, 2014, the Company entered into a letter agreement with Ms. Merz, pursuant to which the Company granted Ms. Merz an additional retention bonus in the amount of CAD $649,000 ($583,256 based on the Company’s average annual conversion rate in fiscal 2014), which will be payable on March 11, 2016 subject to her continued employment with the Company on such date. If Ms. Merz’s employment is terminated by the Company for any reason other than Cause on or after September 11, 2015, then the retention bonus will be paid to her on a pro rata basis based on the number of full months that have elapsed from March 11, 2014.
Special Bonuses
On September 8, 2014, the Company issued one time special cash bonus payments to Mr. Urcelay and Mses. Derby and Merz in the following amounts: $104,245, $119,632 and $67,654, respectively. This one-time special cash bonus was awarded in recognition of past hard work and contributions, and to ensure focus and commitment going forward.
Elements of Our Executive Compensation Program
Our executive compensation program consists of the following components:

•	base salary;

•	annual incentive awards;

•	long-term incentives;

•	perquisites;

•	other benefits; and

•	benefits upon termination or change of control.
Mix of Total Compensation
Cash compensation includes base salary and annual incentive awards. The annual incentive for top executive officers, is targeted to approach or exceed base salaries to emphasize performance-based compensation. In fiscal 2014, we also awarded long-term cash compensation incentive opportunities. Perquisites and other types of non-cash benefits are used on a limited basis and typically represent a small portion of total compensation for our executive officers.
In February 2014, our management retained the services of the Hay Group to provide us insight regarding market practice including base salary competitiveness, bonus target and actual awards eligibility and long term incentive award targets and eligibility. Management reviewed the compensation of executive officers at a peer group consisting of the following 20 retailers: Amazon.com, Best Buy Co., Inc., Dick’s Sporting Goods, Inc., Dollar General Corporation, The Gap, Inc., The Home Depot, Inc., J.C. Penney Company, Inc., Kohl’s Corporation, Limited Brands, Inc., Lowe’s Companies, Inc., Macy’s, Inc., Michaels Stores, Inc., Nordstrom, Inc., Office Depot, Inc., OfficeMax Incorporated, PetSmart, Inc., Ross Stores, Inc., Staples, Inc., Target and The TJX Companies, Inc. Based upon the recommendations of our Human Resources Department, which included consideration of prior year performance ratings, information contained in the Hay Group analysis and internal pay equity, management presented its recommendations for overall compensation including the base salary, annual incentive awards and Long Term Incentive Program for fiscal 2014 to the Executive Committee of the Board. These changes included a shift toward granting cash awards rather than equity, with the exception of certain executives who received new hire equity grants. For further information see “NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS IN FISCAL 2014 TABLE—2010 INCENTIVE PLAN”.
Base Salary
Base salary provides fixed compensation and is designed to reward core competence in the executive officer’s role relative to his or her skills, experience and contributions to the Company.
In fiscal 2014, we hired Mr. Short as the Chief Financial Officer of the Company. In determining his base salary, we considered historical compensation for this position and internal pay equity along with the competitive market data previously provided by Hay Group in February 2014.
The Executive Committee of the Board reviews the base salary of each of our executive officers annually as part of the Company’s performance review process described below, as well as upon a promotion or other change in job responsibility. On an annual basis, the Executive Committee of the Board determines the range, if any, for merit-based increases for eligible employees of the Company (including our executive officers) based upon the recommendation of the Company’s human resources department, after taking into account a variety of factors, including the Company’s internal financial projections, the general economy and the Sponsors’ practices at companies in their investment portfolios. In formulating a proposed range of merit-based increases, the Company’s human resources department considers a number of different factors, including the Company’s budget for the year, internal financial projections and historical practice, and also reviews a number of broad-based third party surveys to gain a general background understanding of the current compensation practices and trends and a sense of the reasonableness of the proposed range.
Merit-based increases to the base salary of an executive officer are based on the Executive Committee of the Board’s assessment that the executive officer performed at or above his or her established goals. Increases in base salary due to a promotion or change in job responsibilities are based on the Executive Committee of the Board’s assessment of the responsibilities and importance of the executive officer’s new position compared to the executive officer’s prior position.
At the beginning of each fiscal year, each of our executive officers is required to establish his or her personal business goals for the year. For fiscal 2014, the key priority was to stabilize the business and put the company in a position for future growth while continuing to put the customer at the core of all we do. This focus is at the core of our strategic priorities for fiscal 2014, which was as follows:

•	Transform the customer experience;

•	Develop high performing, highly engaged diverse teams; and

•	Become fit for growth.

At the beginning of each fiscal year, our Chairman and Chief Executive Officer, reviews and approves the goals developed by each of our executive officers, other than himself, and the Executive Committee of the Board reviews and approves our Chairman and Chief Executive Officer’s goals. At the end of each fiscal year, our Chairman and Chief Executive Officer reviews the individual performance of each executive officer against his or her personal goals. Mr. Urcelay will also prepare a self-evaluation of his own performance. He then presents his conclusions and recommendations with respect to base salary adjustments to the Executive Committee of the Board. The Executive Committee of the Board considers these conclusions and recommendations when determining any adjustments to our executive officers’ base salaries.
The following table sets forth the personal business goals of our named executive officers for fiscal 2014:

Name	Personal Business Goals

Mr. Urcelay	• Focus on improving metrics: slow sales decline, grow EBITDA and stabilize cash flow.
• Right size the cost structure, control expenses and improve processes.
• Provide a better customer experience in-store and online. Improve store conditions.
• Focus on the trends in the International business. Continue profitable growth in China and Southeast Asia.
• Provide leadership and stability to the organization while developing a high performing team.

Mr. Short	• Lead the Fit for Growth initiative.

•     Help drive the achievement of the Company’s fiscal 2014 key initiatives focusing on reducing expenses through critical IT improvements, refinancing savings opportunities and achieving expense control totals.

Ms. Derby
•     Support execution of the three pillars of the Strategic Plan (“Three Pillars”): (i) transform the customer experience, (ii) develop high performing, highly engaged diverse teams, and (iii) become fit for growth.

• Implement a comprehensive action plan to improve overall employee engagement.
• Acquire and develop the talent necessary for delivering the business strategy.
• Ensure we have the appropriate compensation and long-term incentive programs/solutions in place to retain, hire and motivate talent at all levels.

Ms. Merz	• Drive improvements in loyalty and Customer Relationship Management (“CRM”) for all countries in Asia Pacific.
• Drive alignment of China and Southeast Asia processes and financial reporting to TRU Global standards.
• Drive Japanese team to improve margin dollars.
• Drive new store expansion strategy as well as improvement of existing store performance in China.

Mr. Mullany	• Achieve U.S. financial plan, with focus on margin and SG&A, and put business on trajectory to achieve long term EBITDA growth.
• Execute Three Pillars: (i) transform the customer experience, (ii) develop high performing, highly engaged diverse teams, and (iii) become fit for growth.
• Continue to enhance and strengthen relationships with key vendors while developing 3-year strategic plan with key vendors.

We believe that the above criteria, when considered together, provide an appropriate method of measuring our executive officers’ personal performance. In March 2015, and based upon fiscal 2014 performance, the Executive Committee of the Board determined that there would be no increase in the annual base salaries of our named executive officers.
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
Under the Management Incentive Plan, each executive officer has an annual incentive target payout expressed as a percentage of his or her base salary. The target bonus payouts as a percentage of base salary for our named executive officers were established in their employment agreements and may be subsequently adjusted based upon performance and/or a promotion in responsibility. Our named executive officers’ fiscal 2014 annual incentive award target payouts, expressed as a percentage of base salary, are as follows: for Mr. Urcelay, 150%; for Mr. Short, 100%; for Ms. Derby and Ms. Merz, 110% and for Mr. Mullany, 125%. As Mr. Creasey’s employment was terminated in June 2014, he was not eligible for an annual incentive award for fiscal 2014. Actual payouts under the annual incentive plan are a maximum of 150% of target payout for each named executive officer, however, the Executive Committee of the Board may determine to pay additional amounts to executive officers above such amounts.
Commencing in fiscal 2014, annual incentive payouts for our executive officers are paid from a pool that is funded based on the target award payouts for all executive officers, whereby 80% of the funding of the pool of such target amounts is based upon the Company’s financial performance (“Financial Component”) and 20% of the funding of the pool of such target amounts is for the personal performance of the executive officers (“Personal Component”), all as further described below. In order for there to be any funding of the pool based on the Personal Component, the Company must achieve Consolidated Adjusted Compensation EBITDA that results in a minimum of 50% payout of the target described below. Achievement of the Financial Component above the 50% level results in a commensurate funding of the Personal Component up to 150%. In allocating the payout from the annual incentive pool, the Executive Committee of the Board, in its sole discretion and based upon recommendations from Mr. Urcelay, determines the payout from the annual incentive pool to each executive officer (including Mr. Urcelay) based upon such executive officer’s individual performance including the achievement of their personal goals described above.
We believe that weighing the funding of the executive officers’ annual incentive pool and individual allocations in this way aligns the interests of our executive officers with the interests of our equity holders by motivating the executive officers to increase the value of the Company as a whole, while also rewarding each of the executive officers for his or her individual performance.
The Financial Component of the pool is based on a combination of certain financial metric targets and the targeted bonus of each executive officer and consists of: (i) the Adjusted Compensation EBITDA results for the Company as a whole (34.4% of the aggregate target funding), and for one or more segments or business units of the Company: Domestic segment (20.9% of the aggregate target funding), International (10.4% of the aggregate target funding), Japan (3.7% of the aggregate target funding), Toys (Labuan) Holding Limited (“Labuan”)(0.7% of the aggregate funding), Australia (0.5% of the aggregate target funding) and certain other international business units (4.3% of the aggregate target funding) and (ii) CINOP (as defined below) for the Company as a whole (21.9% of the aggregate target funding), and for one or more business units of the Company: Japan (1.2% of the aggregate target funding), Labuan (0.2% of the aggregate target funding), Australia (0.2% of the aggregate target funding) and certain other international business units (1.6% of the aggregate target funding). We believe that these Financial Component weightings motivate our executive officers to work to improve the Company with appropriate emphasis on specific business unit results related to our business objectives.
We calculate Adjusted Compensation EBITDA for this purpose, as earnings before interest, income taxes, depreciation and amortization, further adjusted for the effects of specified period charges and gains or losses, including, among others, changes in foreign currency, noncontrolling interest, gains or losses on liquidations of subsidiaries or sales of properties, asset impairments and accounting changes. More detail about the calculation of Adjusted Compensation EBITDA is set forth below. CINOP is defined as Cost Inventory Net of Payables. The definition of Cost Inventory is balance sheet inventory that is net of inventory reserves. The definition of Payables is total balance sheet accounts payables, which includes expense payables. CINOP was selected in fiscal 2014 to replace cash flow as a metric under the Financial Component in order to more closely align incentives with the near term goals of the Company’s current business strategies.
We believe that focusing the Financial Component on Adjusted Compensation EBITDA and CINOP closely aligns the executive officers’ interests with those of our equity holders. The Adjusted Compensation EBITDA and CINOP targets for the Company as a whole and each segment or business unit are established by the Executive Committee of the Board when it establishes our business plan as part of our annual financial planning process, during which we assess the future operating environment and build projections of anticipated results.
For fiscal 2015, we expect to maintain a design consistent with the 2014 design. However, we expect to replace the CINOP metric with an SG&A (cost reduction) metric and to change the weighting of the financial metrics.
The Executive Committee of the Board sets the threshold, target and maximum funding levels for the Financial Component of the Management Incentive Plan. Achievements at the respective levels would result in a pool funding at, above, or below the target level of each executive officer’s percentage of base salary allocable to the Financial Component (80% of the total). If the actual Adjusted Compensation EBITDA and CINOP performance is less than the minimum threshold, no funding based on the Financial Component would occur. If the actual Adjusted Compensation EBITDA and CINOP performance is greater than the maximum threshold, funding would be capped at 150% of target for that component. Straight interpolation determines the bonus payout funding for performance which falls between the minimum and maximum.
The Executive Committee of the Board sets the threshold, target and maximum payout levels for the Personal Component of the Management Incentive Plan for purposes of funding the pool from which the annual incentive awards are paid, provided that in order for there to be any funding of the pool based on the Personal Component, the Company must achieve Consolidated Adjusted Compensation EBITDA that results in a 50% payout of the target described below. This funding percentage is used to calculate the amount the Personal Component will fund the pool for annual incentive awards. If the Consolidated Adjusted Compensation EBITDA 50% payout threshold is not met, the Executive Committee of the Board has the discretion to fund the Personal Component at a level it determines appropriate.
Notwithstanding the formulas described above for the annual Management Incentive Plan, the Executive Committee of the Board has the discretion to adjust the Personal Component and/or Financial Component funding of the pool for payouts to executive officers.
The Adjusted Compensation EBITDA targets for fiscal 2014 were: $631,600,000 for the Company as a whole; $500,500,000 for our Domestic segment; $389,400,000 for our International segment; $462,000 for Australia; $40,727,000 for Labuan and $63,051,000 for Japan; (in each case, calculated using applicable foreign currency conversion rates). As described above, the Company needed to achieve a minimum payout at the 50% level of the Consolidated Adjusted Compensation EBITDA metric ($600,000,000) in order to meet the minimum criteria for funding the Personal Component of the annual incentive pool for executive officers.
In fiscal 2014, the actual Consolidated Adjusted Compensation EBITDA for the Company as a whole was higher than our Adjusted EBITDA due to adjustments of $22 million primarily related to the difference between the previous year’s period-end foreign currency translation rates and the actual foreign currency translation impact on our results of operations, and resulted in a payout of 150% of target for the metric. In fiscal 2014, the actual Consolidated Adjusted Compensation EBITDA results were $543,857,000 for our Domestic segment (payout of 150% of target for the metric). The following businesses of our International segment had the following Adjusted Compensation EBITDA results: $899,000 for Australia (payout of 150% of target for the metric); $44,673,000 for Labuan (payout of 150% of target for the metric) and $82,363,000 for Japan (payout of 150% of target for the metric). For more information on calculation of our Adjusted EBITDA, see Note 5 of Item 6 entitled “SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.
The CINOP targets for fiscal 2014 were: $856,149,000 for the Company as a whole; $36,306,000 for Australia; $3,990,000 for Labuan and $(25,000,000) for Japan; (in each case, calculated using applicable foreign currency conversion rates). In fiscal 2014, the actual consolidated CINOP results were $863,656,000 for the Company as a whole (payout of 91.7% of target for the metric). The following businesses of our International segment had the following CINOP results: $33,539,000 for Australia (payout of 150% of target for the metric), $2,766,000 for Labuan (payout of 150% of target for the metric) and $(25,708,000) for Japan (payout of 107.1% of target for the metric).
Based upon the achievement of the Financial Component metrics and Personal Component metrics for the management team as a whole, the pool for executive officers was funded at an aggregate of 127.0% of aggregate target bonuses for all executive officers for fiscal 2014.
Following the funding of the pool, the Executive Committee evaluated the performance of each individual executive officer, including their personal performance objectives described above, and determined to award the following final payouts for fiscal 2014: $2,165,000 for Mr. Urcelay, $550,000 for Mr. Short, $980,000 for Ms. Derby, $750,000 for Ms. Merz and $1,350,000 for Mr. Mullany. Mr. Creasey was not entitled to an annual incentive award as his employment terminated in June 2014.
The “Grants of Plan-Based Awards in Fiscal 2014” table shows the threshold, target and maximum Management Incentive Plan awards that each of our named executive officers was eligible to receive in fiscal 2014. The actual payouts under the Management Incentive Plan awards actually earned by our named executive officers in fiscal 2014 are discussed above and in the “Non-Equity Incentive Plan Compensation” column of the “SUMMARY COMPENSATION TABLE” below.
Long-Term Incentives
We believe that providing long-term incentives as a component of compensation helps us to attract and retain our executive officers. These incentives also align the financial rewards paid to our executive officers with the Company’s long-term performance, thereby encouraging our executive officers to focus on the Company’s long-term goals. Since the Merger, the Executive Committee of the Board has offered long-term incentives under the Management Equity Plan and the 2010 Incentive Plan, as further described below. For a description of awards made in fiscal 2014 under the 2010 Incentive Plan, see “—THE 2010 INCENTIVE PLAN” section and “GRANTS OF PLAN-BASED AWARDS IN FISCAL 2014” table below.

The 2010 Incentive Plan
In fiscal 2010, our Board adopted the 2010 Incentive Plan. The purpose of the 2010 Incentive Plan is to promote our success, and enhance our value, by providing us with the flexibility to motivate, attract, and retain the services of our employees, officers, directors, and consultants through the granting of incentive awards from time to time to such persons and by providing them with an incentive for outstanding performance. The 2010 Incentive Plan is an omnibus plan that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, cash or stock based performance awards, dividend equivalents and other stock or stock based awards.
Fiscal 2014
In February 2014, our management retained the services of the Hay Group to provide us insight regarding market practice including base salary competitiveness, bonus target and actual awards eligibility and long term incentive award targets and eligibility. Management reviewed the prevalent practice based upon a peer group consisting of the following 20 retailers: Amazon.com, Best Buy Co., Inc., Dick’s Sporting Goods, Inc., Dollar General Corporation, The Gap, Inc., The Home Depot, Inc., J.C. Penney Company, Inc., Kohl’s Corporation, Limited Brands, Inc., Lowe’s Companies, Inc., Macy’s, Inc., Michaels Stores, Inc., Nordstrom, Inc., Office Depot, Inc., OfficeMax Incorporated, PetSmart, Inc., Ross Stores, Inc., Staples, Inc., Target and The TJX Companies, Inc. Based upon the recommendations of our Human Resources Department, which included information contained in the Hay Group analysis, management presented its recommendations for the Long Term Incentive Program for fiscal 2014 to the Executive Committee of the Board. These changes included a shift toward granting cash awards rather than equity, with the exception of certain executives who received new hire equity grants. For further information see “NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS IN FISCAL 2014 TABLE—2010 INCENTIVE PLAN”.
In May 2014, we granted certain long-term performance cash awards under the 2010 Incentive Plan to our executive officers, including our named executive officers, as set forth in the “Grants of Plan-Based Awards in Fiscal 2014” table. The target long-term performance cash awards as a percentage of base salary for our named executive officers were approved by the Executive Committee of the Board as follows: 120% for Mr. Urcelay, 135% for Ms. Derby and 100% for Ms. Merz. Mr. Short and Mr. Mullany were not eligible for a long-term performance cash award for fiscal 2014 as they were provided certain equity awards in connection with the commencement of their employment.
The long-term performance cash award will vest and become payable based on achievement of the performance metric and continuous service over a two year period ending in April 2016. The performance metric for the vesting of the award is based on our consolidated Adjusted Compensation EBITDA achievement for fiscal 2015. These performance cash awards were made on the basis that this measurement period was in our best interests and sets realistic goals which will properly motivate our named executive officers. We believe that based upon fiscal 2014 results achievement of this performance metric is reasonably attainable at the minimum level.
For the performance cash awards, we must meet certain thresholds for the performance metric described above, before any payout is earned. The percentage of target award earned based on our achievement of such thresholds is as follows:

Minimum	50% of target earned
Target	100% of target earned
Maximum	150% of target earned

Mr. Short
Pursuant to the term of his employment agreement, Mr. Short received a sign-on equity award of 30,000 stock options to acquire the Company’s common stock (the “Sign-On Options”). The Sign-On Options shall have a ten year term and vest in four equal annual installments of 7,500 Sign-On Options commencing in October 2015. In addition, Mr. Short received an award of 450,000 Additional Options, which have a ten year term. One half of the Additional Options will vest in four equal annual installments of 56,250 Additional Options commencing in October 2015. The remaining 225,000 Additional Options will be subject to performance and time vesting and will only be deemed fully vested when they have both time vested and performance vested. For the performance component, (i) 112,500 Additional Options will satisfy the performance vesting contingency upon the occurrence, on or before the tenth anniversary of the grant date, of certain liquidity events for the stockholders of the Company in which the consideration received by stockholders reflects a price of the Company’s common stock of at least $26.75 per share and (ii) the remaining 112,500 Award Options will satisfy the performance vesting contingency based upon the same criteria except that the price of the Company’s common stock shall be at a per share price of at least $33.50. For the options that satisfy the performance contingency criteria, such options will vest in four equal annual installments commencing with the first anniversary of the grant date. The Sign-On Options and Additional Options were awarded under the 2010 Incentive Plan.

2014 Option Exchange
In September 2014, certain participants were offered an opportunity to exchange their Old Options under the Company’s Management Equity Plan, or the Company’s 2010 Incentive Plan, for New Options on a one-for-one basis. On October 10, 2014, the Company closed its offer with a total of 1,566,307 Old Options canceled and an equal amount of New Options issued under the 2010 Incentive Plan.
Mr. Urcelay, Ms. Derby and Ms. Merz elected to participate in the 2014 Option Exchange, and exchanged 181,877, 36,523 and 48,896 Old Options, respectively, for an equal number of New Options. Pursuant to the terms of the 2014 Option Exchange, (i) New Options received in exchange for Old Options that were granted in 2013 will vest in four equal annual installments commencing on the first anniversary of October 10, 2014, the award exchange date, and (ii) New Options received in exchange for Old Options that were granted prior to 2013 (including 122,841 options held by Mr. Urcelay) will vest 50% on the award exchange date and 25% each of the first and second anniversaries of the award exchange date, in each case, subject to the employee’s continued employment on each such anniversary. The New Options for Mr. Urcelay and Ms. Merz are subject to immediate vesting upon retirement as they are currently retirement eligible. As a condition to participating in the 2014 Option Exchange, each executive agreed that all shares issued to the executive under the 2010 Incentive Plan or the Management Equity Plan will be subject to repurchase rights by the Company following a termination of employment and the exercise of any put rights on any shares held by the executive (or rights to net settlement of restricted stock units to cover tax withholding) will be subject to the prior approval of the Board. The Company has no plans to open a transaction window for participants to put the shares to the Company in the foreseeable future.
Mr. Urcelay
The amendment to Mr. Urcelay’s employment agreement provides that on October 14, 2014, Mr. Urcelay forfeited 363,700 of his outstanding restricted stock units in exchange for a grant of 363,700 options under the 2010 Incentive Plan (the “Urcelay Options”). Fifty percent and 12.5% of the Urcelay Options vested on October 31, 2014, and January 31, 2015, respectively, and 12.5% will vest on each of April 30, 2015, July 31, 2015 and October 31, 2015, subject to Mr. Urcelay’s continued employment on each such date. The Urcelay Options are subject to the same accelerated vesting if Mr. Urcelay’s employment is terminated due to his death or disability but there will be no additional vesting if such termination is due to Mr. Urcelay’s retirement. The Urcelay Options have the same exercise price per share as New Options. As a condition to this exchange, Mr. Urcelay agreed that the shares issued will be subject to repurchase rights by the Company following a termination of employment and the exercise of any put rights will be subject to the prior approval of the Board.
In addition, in October 2014, we extended the expiration dates of certain outstanding options awards, which included 122,841 option awards for Mr. Urcelay which were originally scheduled to expire in fiscal 2017, to October 10, 2021.
Mr. Mullany
In October 2014, the Company and Mr. Mullany entered into an option exchange pursuant to which Mr. Mullany exchanged his 250,000 outstanding time-based options for 250,000 newly granted time-based options and his 250,000 outstanding performance-based options for 250,000 newly granted performance-based options, and received an additional 181,820 time based options in connection with the cancellation of 90,910 unvested restricted stock units, in each case, under the 2010 Incentive Plan. The new options and the conditions to Mr. Mullany’s option exchange have terms substantially similar to those applicable to New Options described above, however, (i) the new options issued to Mr. Mullany in consideration of his performance-based options will vest only if the applicable performance-vesting conditions are satisfied: (a) 125,000 performance-based options will satisfy the performance-vesting condition upon the occurrence, on or before November 5, 2023, of certain liquidity events for the Company’s sponsors in which the consideration received by the sponsors reflects a price of the Company’s common stock of at least $26.75 per share, and (b) the remaining 125,000 performance-based options will satisfy the performance-vesting condition based upon the same criteria except that the price of the Company’s common stock will be at a per share price of at least $33.50 and (ii) the options issued in replacement of the restricted stock units are subject to the same vesting schedule (including accelerated vesting provisions) that applied to the restricted stock units as of immediately prior to the cancellation (25% on each of November 5, 2014 and the next three annual anniversaries thereof). As a condition to this exchange, Mr. Mullany agreed that the shares issued will be subject to repurchase rights by the Company following a termination of employment and the exercise of any put rights will be subject to the prior approval of the Board.
Perquisites
We provide our executive officers with perquisites that we believe are reasonable and consistent with the perquisites that would be available to them at other potential employers. We provide each of our executive officers with a car allowance or company-leased car; financial planning, accounting and tax preparation services; legal services; an annual executive physical; and reimbursement of relocation expenses. In addition, in connection with Mr. Urcelay’s appointment to Chief Executive Officer, he has been granted additional perquisites as described in footnote 4 of the “SUMMARY COMPENSATION TABLE.” Also, in connection with Ms. Merz’s assignment in Japan, she has been granted additional perquisites as described in footnote 9 of the “SUMMARY COMPENSATION TABLE.” We believe that providing Mr. Urcelay and Ms. Merz with these additional perquisites was necessary in order to facilitate a smooth transition and allow them to focus on their respective business assignment. Perquisites are valued at the aggregate incremental cost to the Company.
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
Ms. Merz participates in the Toys Canada Deferred Profit Sharing Plan (“Deferred Profit Sharing Plan”), a defined contribution plan that is tax-qualified in Canada. The Company contributes up to 8% of her earnings each year, and she is fully vested since participants are fully vested after 2 years. For fiscal 2014, Ms. Merz participated in the Toys Canada Registered Retirement Savings Plan (“RRSP”), a defined contribution plan that is tax-qualified in Canada, in which she can contribute between two percent and ten percent of her earnings annually and the Company will match 50% of such contribution up to two percent of her earnings. Any amounts the Company is not permitted to contribute under applicable law are instead paid out to Ms. Merz in a lump sum payment.

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
In fiscal 2014, the Company amended and restated the employment agreement for Ms. Derby in order to provide her with the similar severance benefits as the other executive officers. Also, the Company amended Mr. Urcelay’s contract to set forth certain benefits upon termination and to provide a retention bonus. Refer to “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL—EMPLOYMENT AGREEMENTS” for additional information on the severance payments that Mr. Urcelay, Ms. Derby and other named executive officers will be entitled to upon termination or a change in control.
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
Compensation Committee Interlocks and Insider Participation
During fiscal 2014, Matthew S. Levin, Wendy Silverstein and Nathaniel H. Taylor were the members of the Executive Committee of the Board, which serves as the Company’s Compensation Committee.
During fiscal 2014, Ms. Derby served on the compensation committee of the board of directors of The Vitamin Shoppe, a company whose Executive Chairman, Richard L. Markee, serves as a member of the Board of the Company.
COMPENSATION COMMITTEE REPORT
The Executive Committee of the Board, which serves as the Company’s Compensation Committee, has reviewed and discussed the Compensation Discussion and Analysis section required by Item 402(b) of Regulation S-K with management. Based on such review and discussion, the Executive Committee of the Board recommended to the Board that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.
THE EXECUTIVE COMMITTEE OF THE BOARD
Matthew S. Levin
Wendy Silverstein
Nathaniel H. Taylor

SUMMARY COMPENSATION TABLE
The following table summarizes the compensation awarded to, earned by or paid to the named executive officers for fiscals 2014, 2013 and 2012:

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards (1)(2)	Option Awards (2)	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Antonio Urcelay, Chairman of the Board and Chief Executive Officer(3)	2014	$1,313,100	$104,245	$—	$308,074	$2,165,000	$—	$1,444,977	(4)	5,335,396
	2013	1,238,637	332,700	8,533,000	791,356	443,266	—	963,015		12,301,974
	2012	705,563	—	416,680	1,198,963	398,543	—	285,579		3,005,328

Michael J. Short, EVP - Chief Financial Officer(5)	2014	417,308	—	—	1,444,838	550,000	—	2,766	(6)	2,414,912

Deborah Derby, Vice Chairman & EVP	2014	700,000	119,632	—	43,750	980,000	—	157,819	(7)	2,001,201
	2013	627,308	115,000	350,100	735,311	—	—	1,553,518		3,381,237

Monika M. Merz, President - Toys “R” Us, Asia Pacific(8)	2014	583,256	67,654	—	58,572	750,000	—	1,058,761	(9)	2,518,243
	2013	621,921	—	471,300	471,767	230,672	—	1,196,182		2,991,842
	2012	651,160	—	333,344	542,166	284,201	—	1,418,899		3,229,770

Harry J. Mullany III, President - Toys “R” Us, US(10)	2014	1,000,000	—	—	520,000	1,350,000	—	90,337	(11)	2,960,337
	2013	226,923	300,000	2,000,020	4,687,500	—	—	72,502		7,286,945

F. Clay Creasey, Jr., Former EVP - Chief Financial Officer(12)	2014	240,000	—	—	—	—	—	741,799	(13)	981,799
	2013	596,923	—	435,000	426,075	—	—	51,147		1,509,145
	2012	577,692	—	283,316	522,050	217,595	—	70,195		1,670,848

(1)
For 2012, assuming the maximum award is achieved, the value of the performance awards, using a $44.00 stock price (the fair value of our common stock on the date of grant), would be $833,360 for Mr. Urcelay and $666,688 for Ms. Merz.

(2)
These amounts represent the aggregate grant date fair value of equity awards granted in the specified fiscal year as calculated pursuant to ASC 718 (excluding estimates of forfeitures related to service-based and performance-based vesting conditions). For additional information about the valuation assumptions with respect to equity awards, refer to Note 7 of the financial statements included in this Annual Report on Form 10-K entitled “STOCK-BASED COMPENSATION.” See the “OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END” table below for the vesting terms and conditions of these awards which are outstanding at the end of fiscal 2014. Amounts reported reflect the incremental expense recognized in fiscal 2014 (computed in accordance with ASC 718) related to the option exchanges which was $308,074 for Mr. Urcelay, $6,948 for Ms. Derby, $58,572 for Ms. Merz and $83,507 for Mr. Mullany. Amounts reported also reflect the incremental expense recorded during fiscals 2013 and 2012 (computed in accordance with ASC 718) related to certain awards that were required to be liability-classified as a result of Amendment No. 3 and Amendment No. 5 to the Management Equity Plan.  The incremental expense recognized in fiscal 2013 related to the option exchange and option extension which was $270,883 for Mr. Urcelay, $172 for Mr. Creasey, $172 for Ms. Derby and $10,333 for Ms. Merz. The incremental expense recognized in fiscal 2012 was $431,250 for Mr. Urcelay.

(3)	Mr. Urcelay is compensated in Euros which are converted to USD each fiscal year based on the average monthly rate. The exchange rates are as follows:
• Fiscal 2014 - 1.0000 EURO = 1.3131 USD
• Fiscal 2013 - 1.0000 EURO = 1.3308 USD
• Fiscal 2012 - 1.0000 EURO = 1.2887 USD

• For fiscal 2014, solely as it relates to the payment of the annual incentive, the payout will be converted to
Euros on the date of payment.

(4)
Includes $798,233 for United States taxes paid by the Company, $410,344 for the purchase of annuity products under the MAPFRE Policies, $163,201 for commuting expenses, $22,093 for executive life insurance premiums, $35,963 for a leased car, $14,347 for executive medical premiums and $796 for financial planning services.

(5)	Mr. Short was hired in June 2014. The amounts presented for fiscal 2014 represent his pro rata compensation.

(6)	Includes $1,500 for an Executive Physical, $750 of Company contribution to a Health Savings Account, $324 for life insurance premiums and $192 for long-term disability premiums.

(7)
Includes $83,596 for severance earned in fiscal 2014 related to Ms. Derby’s prior employment at the Company, $22,674 for a car allowance and for a leased car, $19,394 for financial planning services, $17,600 of Company contribution to the SERP, $10,200 of Company matching contribution to the Savings Plan, $1,750 for an Executive Physical, $1,250 of Company contribution to a Health Savings Account, $834 for life insurance premiums and $521 for long-term disability premiums.

(8)	Ms. Merz is compensated in Canadian Dollars which are converted to USD each fiscal year based on the average monthly rate. The exchange rates are as follows:
• Fiscal 2014 - 1.0000 CAD = 0.8987 USD
• Fiscal 2013 - 1.0000 CAD = 0.9633 USD
• Fiscal 2012 - 1.0000 CAD = 1.0022 USD
• For fiscal 2014, solely as it relates to the payment of the annual incentive, the payout will be converted to
Canadian dollars on the date of payment.
While she is on an ex-patriate assignment in Japan, certain benefits are paid for in Japanese Yen which are converted to USD each fiscal year based on the average monthly rate. The exchange rates are as follows:
• Fiscal 2014 - 1.0000 JPY = 0.00937 USD
• Fiscal 2013 - 1.0000 JPY = 0.01012 USD
• Fiscal 2012 - 1.0000 JPY = 0.01241 USD

(9)
Includes $436,309 for host country income tax payments for local benefits, $222,671 for Japanese estimated national income tax for fiscal 2014, $168,734 for housing, $85,985 for a Cost of Living Allowance (COLA), $69,330 Company contributions to the Deferred Profit Sharing Plan, the RRSP, or payments in lieu thereof due to statutory restrictions on maximum contributions, $33,130 for home leave for Ms. Merz and her spouse, $17,974 for a car allowance, $7,143 for premiums for ex-patriate health care coverage for Ms. Merz and her spouse, $5,248 for utilities, $3,804 for club fees for the American Club, $3,580 for Executive Wellness (benefit expenses not covered by the health plan), $2,876 for furniture rental, $1,348 for tax preparation and $629 for language lessons.

(10)	Mr. Mullany was hired in November 2013. The amounts presented for fiscal 2013 represent his pro rata compensation.

(11)
Includes $29,600 of Company contribution to the SERP, $25,843 for relocation expenses, $21,600 for a car allowance, $10,400 for financial planning services and $1,583 of Company contribution to a Health Savings Account, $808 for life insurance premiums and $503 for long-term disability premiums.

(12)	Mr. Creasey’s employment was terminated in June 2014. The salary amount presented for fiscal 2014 represents his pro rata salary.

(13)
Includes $720,002 for severance earned in fiscal 2014, $8,554 of Company matching contribution to the Savings Plan, $5,283 for a leased car, $4,492 for benefits continuation, $1,888 for financial planning services, $1,000 financial incentive under the Toys “R” Us, Inc. Corporate Travel and Expense Reimbursement Policy, $294 for life insurance premiums and $286 for long-term disability premiums.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2014
The following table provides information on grants of plan-based awards to our named executive officers in fiscal 2014:

					Estimated Potential Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards (#/sh)	Grant Date Fair Value of Stock and Option Awards(5)
Name	Award Type		Approval Date	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Threshold (#)	Target (#)		Maximum (#)
Urcelay	MIP	(1)(2)(3)			—	$1,969,650	$2,954,475	—	—		—	—	—		$—	$—
	LTIP	(4)	3/11/2014	5/2/2014	787,860	1,575,720	2,363,580	—	—		—	—	—		—	—
			7/17/2014	10/10/2014	—	—	—	—	—		—	—	59,036	(6)	8.00	70,718	(6)
			7/17/2014	10/10/2014	—	—	—	—	—		—	—	122,841	(6)	8.00	237,356	(6)
			10/8/2014	10/14/2014	—	—	—	—	—		—	—	363,700	(7)	8.00	—	(7)
Short	MIP	(1)(2)(3)			—	700,000	1,050,000				—	—	—		—	—
			5/20/2014	10/10/2014	—	—	—	—	—		—	—	30,000		8.00	94,275
			5/20/2014	10/10/2014	—	—	—	—	—		—	—	225,000		8.00	707,063
			5/20/2014	10/10/2014	—	—	—	—	225,000	(8)	—	—	—		8.00	643,500	(8)
Derby	MIP	(1)(2)(3)			—	770,000	1,155,000	—	—		—	—	—		—	—
	LTIP	(4)	3/11/2014	5/2/2014	472,500	945,000	1,417,500	—	—		—	—	—		—	—
			7/17/2014	10/10/2014	—	—	—	—	—		—	—	36,523	(6)	8.00	43,750	(6)
Merz	MIP	(1)(2)(3)			—	641,582	962,373	—	—		—	—	—		—	—
	LTIP	(4)	3/11/2014	5/2/2014	291,628	583,256	874,884	—	—		—	—	—		—	—
			7/17/2014	10/10/2014	—	—	—	—	—		—	—	48,896	(6)	8.00	58,572	(6)
Mullany	MIP	(1)(2)(3)			—	1,250,000	1,875,000	—	—		—	—	—		—	—
			10/8/2014	10/14/2014	—	—	—	—	—		—	—	181,820	(9)	8.00	—	(9)
			7/30/2014	10/14/2014	—	—	—	—	—		—	—	250,000	(10)	8.00	260,000	(10)
			7/30/2014	10/14/2014	—	—	—	—	250,000	(10)	—	—	—		8.00	260,000	(10)
Creasey	MIP	(1)(2)(3)			—	600,000	900,000	—	—		—	—	—		—	—
	LTIP	(4)	3/11/2014	5/2/2014	150,000	300,000	450,000	—	—		—	—	—		—	—

(1)
These amounts reflect estimated possible payouts under our annual incentive awards granted for fiscal 2014. Each named executive officer’s target payout was the following percentage of his or her base salary: 150% for Mr. Urcelay, 125% for Mr. Mullany, 110% for Ms. Merz and Ms. Derby and 100% for Mr. Short. Mr. Creasey terminated in June 2014 and was not eligible for an annual incentive award in fiscal 2014. The target payout is weighted 80% on the Financial Component and 20% on the Personal Component. For more information, see “ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM—ANNUAL INCENTIVE AWARDS” section set forth above.

(2)
The annual incentive pool for executive officers will only be funded if the Company meets the minimum achievement of the Financial Component metrics. There will only be funding of the annual incentive pool related to achievement of the Personal Component if the Company achieves a minimum Consolidated Adjusted Compensation EBITDA at the 50% payout level. If the annual incentive bonus pool is funded, there is no minimum payment allocation to any specific executive officer.

(3)
The maximum, which refers to the maximum payout possible under the Management Incentive Plan, for fiscal 2014 was 150% of each executive officer’s annual bonus target. For a further description of these awards, see “ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM—ANNUAL INCENTIVE AWARDS” set forth above.

(4)
These amounts reflect estimated possible payouts under our long-term incentive plan awards granted during fiscal 2014. For more information, see “ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM—LONG TERM INCENTIVE” section set forth above.

(5)
These awards were granted under the 2010 Incentive Plan. These amounts represent the aggregate grant date fair value as calculated pursuant to ASC 718 (excluding estimates of forfeitures related to service-based and performance-based vesting conditions). For additional information about the valuation assumptions with respect to equity awards, refer to Note 7 of the financial statements included in this Annual Report on Form 10-K entitled “STOCK-BASED COMPENSATION” for further information.

(6)
These New Options were granted as part of the 2014 Option Exchange. The amounts reported reflect the incremental expense (computed in accordance with ASC 718) associated with the 2014 Option Exchange and issuance of New Options.

(7) Pursuant to Mr. Urcelay’s employment agreement, these options were granted under the 2010 Incentive Plan in exchange for forfeiting 363,700 of his outstanding restricted stock units. There was no incremental expense associated with this exchange (computed in accordance with ASC 718).
(8) These options were granted under the 2010 Incentive Plan and 50% of the performance options will satisfy the performance vesting contingency upon the occurrence, on or before the 10th anniversary of the grant date, of certain liquidity events for the Sponsors as described in Mr. Short’s employment agreement in which the consideration received by the Sponsors reflects a price of the Company’s common stock of at least $26.75 per share and the remaining 50% will satisfy the performance vesting contingency based on the same criteria except that the price of the Company’s common stock shall be at a per share price of at least $33.50. For options which satisfy the performance criteria, such options will vest in equal annual installments over a four year period commencing with the first anniversary of the grant date.

(9)
These options were granted under the 2010 Incentive Plan in exchange for forfeiting 90,910 outstanding restricted stock units. There was no incremental expense associated with this exchange (computed in accordance with ASC 718).

(10) These options were granted under the 2010 Incentive Plan in exchange for forfeiting his 250,000 outstanding time-based options and his 250,000 outstanding performance-based options. 50% of the performance options will satisfy the performance vesting contingency upon the occurrence, on or before the 10th anniversary of the grant date, of certain liquidity events for the Sponsors in which the consideration received by the Sponsors reflects a price of the Company’s common stock of at least $26.75 per share and the remaining 50% will satisfy the performance vesting contingency based on the same criteria except that the price of the Company’s common stock shall be at a per share price of at least $33.50. For options which satisfy the performance criteria, such options will vest in equal annual installments over a four year period commencing with the first anniversary of the grant date. The amounts reported reflect the incremental expense of the exchange (computed in accordance with ASC 718).
NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND THE GRANTS OF PLAN-BASED AWARDS IN FISCAL 2014 TABLE:
Management Equity Plan
Until fiscal 2011, we utilized awards under the Management Equity Plan as a long term incentive to attract and retain our officers. Commencing in fiscal 2011, our compensation strategy for our named executive officers included grants under the 2010 Incentive Plan and as further described below, we will no longer be making grants to our officers under the Management Equity Plan.

Our executive officers who were employed at the time of the Merger (including Mr. Urcelay and Ms. Merz) were offered the opportunity at that time to invest in the Company along with the Sponsors, by either making a cash investment to purchase restricted shares of common stock under the Management Equity Plan or rolling over previously existing options into the Management Equity Plan. Our executive officers who were hired after the Merger were provided the opportunity to make a cash investment to purchase restricted shares of common stock. The equity ownership of our named executive officers is set forth in the beneficial ownership table in Item 12 entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.” These shares are “restricted” in that the common stock is subject to certain transfer restrictions, as well as, in some cases, a put right exercisable in certain circumstances by the holder and a call right exercisable by us (and, if not exercised by us, by the Sponsors). In connection with the 2014 Option Exchange, each executive agreed that all shares issued to the executive under the 2010 Incentive Plan or the Management Equity Plan will be subject to repurchase rights by the Company following a termination of employment and the exercise of any put rights on any shares held by the executive (or rights to net settlement of restricted stock units to cover tax withholding) will be subject to the prior approval of the Board. The Company has no plans to open a transaction window for participants to put the shares to the Company in the foreseeable future.
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
During fiscal 2014, no named executive officer was granted an equity award pursuant to the Management Equity Plan. In connection with the amendment to the 2010 Incentive Plan, the Company made the determination to no longer issue any awards under the Management Equity Plan and that the number of shares of common stock of the Company available for issuance under the 2010 Incentive Plan was increased by the number of shares available for issuance under the Management Equity Plan as of July 17, 2014 and any shares that after July 17, 2014 would have otherwise been available for issuance thereunder.
2010 Incentive Plan
The 2010 Incentive Plan is an omnibus plan that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, cash or stock based performance awards, dividend equivalents and other stock or stock based awards.
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
The Board at any time may terminate the 2010 Incentive Plan and make such amendments as it deems advisable under the 2010 Incentive Plan, provided that certain amendments are subject to stockholder approval and the Board may not change any terms of an award agreement in a manner adverse to a participant without the prior written approval of such participant. More detail about stock options and other awards held by our named executive officers (including the vesting provisions related to these grants) are shown in the tables that follow this discussion, including the “OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END” table.
The 2010 Incentive Plan was amended in order to eliminate the prohibition on repricing stock options and stock appreciation rights without the prior approval of the Company’s stockholders. Effective as of September 2014, the 2010 Incentive Plan was further amended to provide that no further awards would be granted under the Management Equity Plan and the number of shares of common stock of the Company available for issuance under the 2010 Incentive Plan was increased by the number of shares available for issuance under the Management Equity Plan as of July 17, 2014 and any shares that after July 17, 2014 would have otherwise been available for issuance thereunder.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

The following table provides information with respect to the option awards and stock awards held by the named executive officers at fiscal year-end:

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercis-able (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(8)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Urcelay(10)	5/24/2013(1)	—	—	—	$—	—		17,720	$141,760	—	—
	10/10/2014(2)	61,420	61,421	—	8.00	10/10/2021	(7)	—	—	—	—
	10/10/2014(3)	—	59,036	—	8.00	12/23/2023		—	—	—	—
	10/14/2014(4)	227,312	136,388	—	8.00	11/5/2023		—	—	—	—
Short	10/10/2014(3)	—	30,000	—	8.00	10/10/2024		—	—	—	—
	10/10/2014(3)	—	225,000	—	8.00	10/10/2024		—	—	—	—
	10/10/2014(5)	—	—	225,000	8.00	10/10/2024		—	—	—	—
Derby	5/24/2013(1)	—	—	—	—	—		11,670	93,360	—	—
	10/10/2014(3)	—	36,523	—	8.00	12/23/2023		—	—	—	—
Merz(10)	5/24/2013(1)	—	—	—	—	—		15,710	125,680	—	—
	10/10/2014(3)	—	48,896	—	8.00	12/23/2023		—	—	—	—
Mullany	10/14/2014(3)	—	250,000	—	8.00	11/5/2023		—	—	—	—
	10/14/2014(6)	—	—	250,000	8.00	11/5/2023		—	—	—	—
	10/14/2014(9)	45,455	136,365	—	8.00	11/5/2023		—	—	—	—
Creasey	—	—	—	—	—	—		—	—	—	—

(1)
These awards vest 50% on the second anniversary of the grant date, 25% on the third anniversary of the grant date and 25% on the fourth anniversary of the grant date. The vesting of these awards may accelerate under certain circumstances as further described below in “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”

(2)
These options vest 50% on the grant date, 25% on the first anniversary of the grant date and 25% on the second anniversary of the grant date. The vesting of these awards may accelerate under certain circumstances as further described below in “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”

(3)
These options vest in four equal annual installments beginning on the first anniversary of the grant date. The vesting of these awards may accelerate under certain circumstances as further described below in “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”

(4)
The options issued in replacement of the restricted stock units are subject to the same vesting schedule that applied to the restricted stock units as of immediately prior to the cancellation (fifty percent and 12.5% vested on October 31, 2014, and January 31, 2015, respectively, and 12.5% will vest on each of April 30, 2015, July 31, 2015 and October 31, 2015). The vesting of these awards may accelerate under certain circumstances as further described below in “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”

(5)
These stock options are subject to a performance component, where 50% of the stock options will satisfy the performance vesting contingency upon the occurrence, on or before the tenth anniversary of the grant date, of certain liquidity events for the Sponsors as described in Mr. Short’s employment agreement in which the consideration received by Sponsors reflects a price of the Company’s common stock of at least $26.75 per share and the remaining 50% of the stock options will satisfy the performance vesting contingency based upon the same criteria except that the price of the Company’s common stock shall be at a per share price of at least $33.50. For the options that satisfy the performance contingency criteria, such options will vest in equal annual installments over a four year period commencing with the first anniversary of the grant date. The vesting of these awards may accelerate under certain circumstances as further described below in “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”

(6)
These stock options are subject to a performance component, where 50% of the stock options will satisfy the performance vesting contingency upon the occurrence, on or before the tenth anniversary of the grant date, of certain liquidity events for the Sponsors as described in Mr. Mullany’s employment agreement in which the consideration received by Sponsors reflects a price of the Company’s common stock of at least $26.75 per share and the remaining 50% of the stock options will satisfy the performance vesting contingency based upon the same criteria except that the price of the Company’s common stock shall be at a per share price of at least $33.50. For the options that satisfy the performance contingency criteria, such options will vest in equal annual installments over a four year period commencing with the first anniversary of the grant date. The vesting of these awards may accelerate under certain circumstances as further described below in “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”

(7)
The option expiration date was extended to October 10, 2021 as part of the extension of the expiration dates of certain outstanding option awards under the Management Equity Plan in November 2013. For a further description of this extension, see “COMPENSATION DISCUSSION AND ANALYSIS—SUMMARY OF SIGNIFICANT 2014 COMPENSATION DECISIONS” set forth above.

(8)
In calculating the amounts set forth in the table, we utilized a per share value of $8.00, which was the fair value of our shares of common stock as of July 17, 2014. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(9)
The options issued in replacement of the restricted stock units are subject to the same vesting schedule that applied to the restricted stock units as of immediately prior to the cancellation (25% on each of November 5, 2014 and the next three anniversaries thereof). The vesting of these awards may accelerate under certain circumstances as further described below in “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL.”

(10)
With the exception of Mr. Urcelay’s October 14, 2014 grant of 363,700 options, the awards granted to Mr. Urcelay and Ms. Merz on October 10, 2014 will become fully vested and exercisable upon retirement as they meet the age and service criteria for retirement (i.e. voluntary termination of employment after attaining age 60 with at least ten years of continuous service to the Company).

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2014
The following table provides information regarding the values realized by our named executive officers upon the exercise of stock options and vesting of stock awards in fiscal 2014:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercises	Value Realized on Exercises	Number of Shares Acquired on Vesting	Value Realized on Vesting
Urcelay	—	$—	—	$—
Short	—	—	—	—
Derby	—	—	—	—
Merz	—	—	—	—
Mullany	—	—	—	—
Creasey	—	—	—	—
NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2014
The following table provides information regarding contributions, earnings and balances for our named executive officers under nonqualified deferred compensation plans:

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)(2)	Aggregate Earnings in Last FY (3)	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE (4)
Urcelay(5)	$—	$410,344	$75,369	$—	$1,206,706
Short	—	—	—	—	—
Derby	—	17,600	(99)	—	30,240
Merz	—	—	—	—	—
Mullany	—	29,600	(248)	—	29,352
Creasey	—	—	16,687	290,237	—

(1)
We make an annual contribution to the SERP for each U.S. executive officer who is employed on the last day of the SERP plan year. The amount of the contribution is equal to 4% of that portion of the eligible executive officer’s “total compensation” in excess of the dollar limits under Internal Revenue Code Section 401(a)(17). Due to the fact that Mr. Short’s employment commenced in June 2014, he was not eligible to participate in the Savings Plan and the SERP plan as he did not yet satisfy length of employment criteria set forth under the plans. Generally, total compensation means compensation as reported on Form W-2 with the Internal Revenue Service or such other definition as is utilized under the Savings Plan. However, total compensation includes amounts paid pursuant to our Management Incentive Plan but does not include sign-on bonuses, retention bonuses, project completion bonuses or other types of success bonuses. The Executive Committee of the Board may at its discretion also credit additional notional contributions if the Company had an exceptional year.

(2)	All contributions that we made for each executive officer during fiscal 2014 were included in the “All Other Compensation” column of the “SUMMARY COMPENSATION TABLE” above.

(3)
Earnings on nonqualified deferred compensation were not required to be reported in the “SUMMARY COMPENSATION TABLE”. Each US executive’s SERP account is credited or debited with “Declared Interest,” which is based upon hypothetical investments selected by the executive officer pursuant to procedures established by the administrative committee that administers the SERP. The Administrator of the SERP determines the number of investment options available under the SERP and such investment options are comprised of a subset of the investment options available under the Savings Plan. Participants in the SERP have the right to change their hypothetical investment selections on a daily basis. The contributions made by the Company vest five years after the executive officer’s first day of employment with the Company. All SERP distributions are paid in lump sums upon termination of the participant’s employment with the Company.

(4)
Of the aggregate balance amount set forth in this column, $12,738 and $230,177 was previously reported in the Summary Compensation table for Ms. Derby and Mr. Creasey, respectively, for prior fiscal years and $1,198,271 was previously reported in the Summary Compensation Table for contributions to the Spain Savings Plan and the MAPFRE policies for Mr. Urcelay for prior fiscal years.

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
For Mr. Urcelay
Termination Without Cause or Resignation For Good Reason. If Mr. Urcelay’s employment is terminated for reasons other than cause or if he resigns for Good Reason (as defined in his employment agreement) prior to October 31, 2015, which shall not include retirement, he will receive:

•
upon execution of a release of claims in favor of the Company, a payment of €2,444,400 (“Severance Compensation”) payable in twenty four (24) monthly installments, except such amount will be payable in a lump sum, subject to statutory limitations, if the executive’s termination of employment occurs within two years after a change in control (as defined in the 2010 Incentive Plan);

•
for eighteen (18) months: (i) continuation of car benefit, excluding gas, maintenance and other usage-related expenses, (ii) continuation of health benefits and (iii) continuation of the use of his Company provided laptop computer and cell phone, except that he will be responsible for the costs of all telephone calls (collectively referred to herein as (“Continued Benefits”); and

•	continuation of Company contributions to his defined contribution plan and provision of tax advice for eighteen (18) months (“Pension Payments”).

In addition, if Mr. Urcelay’s employment is terminated by the Company without cause (but not if his employment terminates for any other reason), he will receive a pro rata portion of his retention bonus in the amount of €1,164,000 granted in March 2013 (based on the number of months elapsed since March 2013) and such amount shall be paid as a lump sum payment within thirty (30) days following the date of such termination (but in no event later than March 14 of the calendar year following the calendar year in which such termination date occurs).
Mr. Urcelay will not receive any of the above severance benefits:

•
upon termination of his employment for Cause or upon resignation (other than resignation for a Good Reason which shall not include if Mr. Urcelay is required to step down as the Company Chief Executive Officer prior to October 31, 2015 because a new chief executive officer is appointed) or upon retirement;

•
if he is removed from the position of Chief Executive Officer within twenty four (24) months following a Change in Control and if he is offered another professional position in the Company with equivalent target compensation in the Madrid, Spain area; or

•
as it relates to the Severance Compensation, upon termination of his employment at any time on or after October 31, 2015 for any reason, whether with or without Cause, or for his resignation with or without Good Reason.

If Mr. Urcelay’s employment is terminated for reasons other than Cause or if he resigns for Good Reason (as defined in his employment agreement) or if his employment is terminated due to his death or disability prior to October 31, 2015, which shall not include retirement, he will receive:

•	upon execution of a release of claims in favor of the Company, a payment of $2,000,000 retention bonus (“Retention Bonus”) payable in a lump sum payment.

•
a bonus equal to $1,000,000 (“Special Performance Bonus”) if the Company’s consolidated adjusted EBITDA for the twelve (12) month period ending on the last day of the Company’s third quarter of fiscal 2015 exceeds the target level of consolidated adjusted EBITDA established by the Company’s Executive Committee of the Board for such period and if achieved, amount will be paid in a lump sum payment within forty five (45) days of the end of the third quarter for fiscal 2015.

If Mr. Urcelay is required to step down as the Company Chief Executive Officer prior to October 31, 2015 because a new chief executive officer is appointed and his employment is not terminated prior to October 31, 2015, Mr. Urcelay will not be entitled to the Severance Compensation, the Continued Benefits and the Pension Payments but he will still be eligible to earn his Retention Bonus and Special Performance Bonus.
If Mr. Urcelay is terminated for Cause or resigns (other than resignation for a Good Reason) prior to October 16, 2015, Mr. Urcelay must reimburse the Company for 50% of his €250,000 one-time offer acceptance bonus award.
If Mr. Urcelay’s employment terminates due to his retirement, there will be no accelerated time vesting of the 363,700 options granted on October 14, 2014 in exchange for the cancellation of his 363,700 restricted stock units. See “— THE 2010 INCENTIVE PLAN” for a description of accelerated vesting terms otherwise applicable to Mr. Urcelay’s equity awards.
Restrictive Covenants. Mr. Urcelay’s benefits described above are subject to his promise that for a period of twenty four months following the termination of his employment, he will not:

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

In addition, during the term of employment and anytime thereafter, Mr. Urcelay has agreed not to use for his benefit or disclose any of the Company’s confidential information.
For Messrs. Mullany and Short and Ms. Derby
Termination for Cause, Resignation Without Good Reason.  If one of the above named executives’ employment is terminated for cause or he or she resigns without good reason (as such terms are defined in each of their employment agreements), the executive will receive:

•	any base salary earned, but unpaid as of the date of his or her termination;

•	any employee benefits that he or she may be entitled to under the Company’s employee benefit plans; and

•	any annual incentive award for the immediately preceding fiscal year that is earned, but unpaid as of the date of the executive’s termination.

In addition, if the employment for Messrs. Mullany and Short is terminated for cause or he resigns without good reason, executive shall be required to reimburse the Company for relocation expenses as follows:

•
If it occurs on or before the first anniversary for Mr. Mullany and second anniversary for Mr. Short of the commencement date of employment, the executive shall reimburse the Company 100% of the relocation expenses, (solely as it relates to Mr. Mullany, less any income the Company received from the sale of his residence) (net of any commissions, fees or other expenses incurred by the Company)), within five (5) business days of the executive’s last date of employment with the Company.

•
If it occurs after the first anniversary for Mr. Mullany and second anniversary for Mr. Short of the commencement date of employment but before the second anniversary for Mr. Mullany and third anniversary for Mr. Short of the commencement date, the executive shall reimburse the Company 50% of the Relocations Expenses, (solely as it relates to Mr. Mullany, less any income the Company received from the sale of his residence (net of any commissions, fees or other expenses incurred by the Company)), within five business days of the executive’s last date of employment with the Company.

In addition, Ms. Derby shall also be entitled to the following (the “Continued Benefit Coverage”):

•
continued medical, dental and life insurance benefit coverage, a portion paid by Ms. Derby, until the earlier to occur of (x) twenty four (24) months from date of termination and (y) the date on which Ms. Derby is eligible for coverage under substantially comparable benefit plans (the “Benefit Continuation Period”) and upon expiration of the Benefit Continuation Period, Ms. Derby shall be entitled to pay the premium charged to former employees of the Company pursuant to Section 4980B of the Code for continued benefit coverage until Ms. Derby turns 65.

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

In addition, Ms. Derby shall also be entitled to the following if we terminate her employment due to disability:

•	Continued Benefit Coverage;

•
a pro rata portion of her 2015 retention bonus and the 2016 retention bonus (based on the number of months elapsed since March 2013 and March 2014, respectively) in the event her employment is terminated due to disability: (i) before March 11, 2015 and (ii) after September 11, 2015 but before March 11, 2016, respectively, and such amount shall be paid as a lump sum payment within thirty (30) days following the date of such termination (but in no event later than March 14 of the calendar year following the calendar year in which such termination date occurs).

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

•
a pro rata portion of the executive’s annual incentive award earned through the date of termination, based on the Company’s actual results as opposed to the executive’s target annual incentive award; and

•
continuation of medical, dental and life insurance benefits, with the executive paying a portion of such costs as if his employment had not terminated, until the earlier to occur of (i) the end of the twenty four (24) month period (in the case of Mr. Mullany and Ms. Derby) or the end of an eighteen (18) month period (in the case of Mr. Short) commencing on the date of termination of employment or (ii) the date on which the executive commences to be eligible for coverage under substantially comparable medical, dental and life insurance benefit plans from any subsequent employer.

Messrs. Mullany and Short shall also be entitled to the following;

•
upon execution of a release of claims in favor of the Company, an amount equal to (i) two times the sum of his then-current base salary if such termination occurs prior to second anniversary of employment (November 15, 2015 for Mr. Mullany and June 23, 2016 for Mr. Short) or (ii) if such termination occurs after the second anniversary, an amount equal to times the sum of (x) his then-current base salary and (y) his target annual bonus, which amount is payable in twenty four (24) monthly installments, except such amount will be payable in a lump sum, subject to statutory limitations, if the executive’s termination of employment occurs within two years after a change in control (as defined in the 2010 Incentive Plan).

In addition, Ms. Derby shall also be entitled to the following:

•
upon execution of a release of claims in favor of the Company, an amount equal to (i) two times the sum of her then-current base salary if such termination occurs on or prior to October 13, 2016 or (ii) if such termination occurs after October 13, 2016, an amount equal to two times the sum of her base salary and the average of the annual bonuses, if any, earned by Ms. Derby for the two fiscal years immediately preceding the date of termination, payable within sixty (60) days following executive’s termination of employment, but in no event later than March 15 following the year in which executive’s employment was terminated.

•
Upon expiration of the Benefit Continuation Period, Ms. Derby shall be entitled to pay the premium charged to former employees of the Company, pursuant to Section 4980B of the Code, for continued benefit coverage until Ms. Derby turns 65.

•
In addition, Ms. Derby shall be entitled to a pro rata portion of her 2015 retention bonus and the 2016 retention bonus (based on the number of months elapsed since March 2013 and March 2014, respectively) in the event her employment is terminated: (i) before March 11, 2015 and (ii) after September 11, 2015 but before March 11, 2016, respectively, and such amount shall be paid as a lump sum payment within thirty (30) days following the date of such termination (but in no event later than March 14 of the calendar year following the calendar year in which such termination date occurs).

Restrictive Covenants.  During the term of their employment and during the twenty four (24) month period commencing on the date of termination of employment, each of Messrs. Mullany and Short and Ms. Derby have agreed not to:

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

•
upon execution of a release of claims in favor of the Company, an amount equal to two (2) times the sum of: (x) her current base salary for the fiscal year in which her employment was terminated and (y) her target annual incentive award, payable in equal installments for twenty four (24) months in accordance with normal payroll periods; provided if Ms. Merz is terminated without cause or resigns for good reason within six months prior to, or two years following, a change in control, such payment will be in a lump sum;

•
continuation of dental and life insurance benefits, with the executive paying a portion of such costs as if her employment had not terminated, until the earlier to occur of (i) the end of the twenty four (24) month period commencing on the date of termination of employment or (ii) such time as she accepts other employment and becomes eligible for dental and life insurance coverage.

In addition, if Ms. Merz’s employment is terminated by the Company without cause (but not if her employment terminates for any other reason), she will receive a pro rata portion of her retention bonuses, CAD $1,298,000 and CAD $649,000, respectively, granted in fiscal years 2013 and 2014 (based upon the number of months elapsed since March 2013 and March 2014, respectively) in the event her employment is terminated: (i) before March 11, 2015 and (ii) after September 11, 2015 and before March 11, 2016, respectively, and such amount shall be paid as a lump sum payment within thirty (30) days following the date of such termination.
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

For Mr. Creasey
Prior to Mr. Creasey’s termination on June 19, 2014, we maintained an employment agreement with him with similar terms and restrictive covenants to the agreement described above for Mr. Mullany. The termination of his employment with us was treated as a termination without cause pursuant to his employment agreement. Pursuant to his employment agreement, Mr. Creasey is entitled to receive a severance payment of $2,400,000 over a twenty four (24) month period. In addition, Mr. Creasey is entitled to continuation of medical, dental and life insurance benefits, with Mr. Creasey paying a portion of such costs as if his employment had not terminated, until the earlier to occur of (i) June 2016 or (ii) the date on which Mr. Creasey commences to be eligible for coverage under substantially comparable medical, dental and life insurance benefit plans from any subsequent employer. The estimated Company cost for these continued benefits is $15,548. In addition, pursuant to the terms of the employment agreement, Mr. Creasey is subject to a non-compete covenant for a twenty four (24) month period.

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
If the Company terminates an executive’s employment for Cause (as defined in the Management Equity Plan) or the executive retires or resigns and violates his non-competition covenant, the Company and the Sponsors may purchase, solely at their option, the executive’s shares of common stock at the lesser of (i) the value on the date of issuance and (ii) the fair value. If executive dies or becomes disabled or resigns with or without Good Reason (as defined in his or her employment agreement) or if the Company terminates executive’s employment without Cause (as defined in the Management Equity Plan), the Company and the Sponsors may purchase, solely at their option, executive’s shares of common stock at fair value. See “NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND THE GRANTS OF PLAN-BASED AWARDS IN FISCAL 2014 TABLE” above and the “SUMMARY OF PAYMENTS AND BENEFITS UPON TERMINATION OR CHANGE IN CONTROL” tables below for more information.
The 2010 Incentive Plan
The 2010 Incentive Plan and the award agreements thereunder govern the vesting and exercise of stock options, restricted stock and restricted stock units (issued under the 2010 Incentive Plan) upon termination of employment.
Under the 2010 Incentive Plan and the award agreements thereunder, if an executive officer ceases to be employed by the Company or any of its subsidiaries for any reason (other than death, disability, retirement or change in control (as such terms are defined in the 2010 Incentive Plan)), then the portion of such executive officer’s stock options, cash or stock-based performance awards, restricted stock and restricted stock units that have not fully vested as of such executive officer’s date of termination of employment (the “Termination Date”) shall expire at such time. In the event an executive officer ceases to be employed by the Company or any of its subsidiaries by reason of death, disability or retirement and unless their award agreement or employment agreement states otherwise, then (i) all outstanding stock options will become fully vested; (ii) all time-based vesting restrictions will lapse and be deemed fully satisfied as on the Termination Date; and (iii) all the payout opportunities attainable under outstanding performance-based awards will be deemed to have been earned by the executive officer as of the Termination Date (except as it relates to Mr. Short’s Additional Options and Mr. Mullany’s Performance Options, in which case the performance vesting conditions will not be waived) and the amount to be paid to the executive officer, if any, will be based on the actual level of achievement of all relevant performance goals against target and will be measured as of the end of the performance period in which such termination occurred and such amount will be a pro rata payout based upon the length of time within the performance period that had elapsed prior to the Termination Date over the performance period. As of March 2015, both Mr. Urcelay and Ms. Merz are currently retirement eligible. The grant of 363,700 restricted stock units to Mr. Urcelay, which was subsequently exchanged for options on October 14, 2014 will not be subject to accelerated vesting if his employment terminates due to his retirement.
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
Upon the occurrence of a change in control (as defined in the 2010 Incentive Plan), (i) awards for outstanding stock options will become fully exercisable, (ii) all other outstanding awards will no longer be subject to time-based vesting restrictions, and (iii) awards subject to performance-vesting conditions will be deemed to have fully earned a pro rata payout of the target payout based upon the length of time within the performance period that had elapsed prior to the change in control over the performance period, provided that the performance-vesting conditions will not be waived for Mr. Short’s Additional Options and Mr. Mullany’s Performance Options. Please see “NARRATIVE SUPPLEMENT TO THE SUMMARY COMPENSATION TABLE AND THE GRANTS OF PLAN-BASED AWARDS IN FISCAL 2014 TABLE” above and the “SUMMARY OF PAYMENTS AND BENEFITS UPON TERMINATION OR CHANGE IN CONTROL” tables below for more information.

Summary of Payments and Benefits Upon Termination or Change in Control
The following tables summarize the estimated value of the termination payments and benefits that each of our named executive officers, other than Mr. Creasey, would receive if there was a change in control and/or his or her employment was terminated on January 31, 2015 under the various circumstances described in the tables. Unless otherwise indicated in the tables below, the awards granted under the Management Equity Plan and the 2010 Incentive Plan are subject to the repurchase rights and obligations described above:
ANTONIO URCELAY(1)

Type of Payment	Termination for Cause or Resignation Without Good Reason(2)	Termination Without Cause or Resignation for Good Reason	Retirement	Death	Long-Term Disability	Change in Control	Termination or Specified Resignation Due to a Change of Control
Severance (3)	$—	$3,209,742	$—	$—	$—	$—	$3,209,742
Fiscal 2014 Annual Bonus	—	—	—	—	—	—	—
Fiscal 2013 Restricted Stock Unit Grant (4)	—	—	141,760	141,760	141,760	141,760	141,760
Fiscal 2014 Stock Option Grant (5)	—	—	—	—	—	—	—
2014 LTIP(6)	—	—	303,300	303,300	303,300	606,600	606,600
Retention(7)	—	3,401,078	—	2,000,000	2,000,000	—	3,401,078
Special Performance Bonus(8)		1,000,000	—	1,000,000	1,000,000	—	1,000,000
Executive Retirement Plan - MAPFRE VIDA (9)	—	—	1,206,706	1,206,706	1,206,706	—	—
Executive Life Insurance (10)	—	—	—	6,565,500	6,565,500	—	—
Benefit Continuation & Other Perquisites (11)	—	692,325	—	—	—	—	692,325
TOTAL	$—	$8,303,145	$1,651,766	$11,217,266	$11,217,266	$748,360	$9,051,505

(1)	All amounts calculated in Euros have been converted to USD using the rate of 1.0000 EURO = 1.3131 USD.

(2)	If Mr. Urcelay is terminated by the Company for Cause or resigns without Good Reason after October 2014 but before October 2015, he must reimburse the Company for 50% of his €250,000 acceptance bonus.

(3)
Represents the maximum amount of severance that Mr. Urcelay may receive. All severance amounts are payable over a twenty four (24) month period, except such amount will be payable in a lump sum, subject to statutory limitations, if Mr. Urcelay’s termination of employment occurs within two years of a change in control.

(4)
Pursuant to the 2010 Incentive Plan, the unvested portion of restricted stock units, will accelerate and become vested upon retirement, death, disability or change in control. In calculating the amounts set forth in the table, we utilized a per share value of $8.00, which was the fair value of our shares of common stock as of July 17, 2014. As we are a privately held company, the value of our shares of common stock is only available when a valuation is performed.

(5)
Pursuant to the 2010 Incentive Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $8.00, which was the fair value of our shares of common stock as of July 17, 2014. As we are a privately held company, the value of our shares of common stock is only available when a valuation is performed. Because the per share value of $8.00 is equal to the option exercise price of $8.00, no value is reflected in the table.

(6)
Pursuant to the 2010 Incentive Plan, unless otherwise provided by an employment agreement, upon retirement, death or disability, the performance cash award is deemed earned as of the date of termination and the award is based on actual achievement at the end of the performance period. In calculating the amounts set forth in the table, we assumed achievement of the financial metric at threshold. Upon change in control, the performance cash award is deemed earned at target achievement. The payout is prorated based on the elapsed time within the performance period prior to the date of termination or change in control.

(7)
In the event Mr. Urcelay is terminated by the Company without Cause, due to death, disability or resignation for Good Reason, in each case prior to October 31, 2015, the Retention Bonus of $2,000,000 is payable. In the event Mr. Urcelay is terminated by the Company for any reason other than cause, the Special Transition Bonus of €1,164,000 is payable pro rata based on the number of full months from March 11, 2013 to the date of termination.

(8)
In the event Mr. Urcelay is terminated by the Company without Cause, due to death, disability or resignation for Good Reason, in each case prior to October 31, 2015, the Special Performance Bonus is payable subject to Adjusted Compensation EBITDA performance.

(9)
This amount represents Mr. Urcelay’s benefit entitlement under the MAPFRE Policies. For more information on Mr. Urcelay’s balance, see the Nonqualified Deferred Compensation for Fiscal 2014 table above.

(10)	All benefit eligible employees in Spain receive, at no cost to the individual, a life insurance benefit. Mr. Urcelay’s benefit amount is equal to five times his base salary.

(11)
Represents estimated Company costs of the following benefits and perquisites based on fiscal 2014 actual amounts for the duration of eighteen (18) months, as set forth in Mr. Urcelay’s employment agreement: $615,516 for Company contributions to his Defined Contribution Plan, $53,945 for a Company car, $21,521 for health benefit continuation and $1,194 for tax advice and $150 for continued use of Company provided laptop and cell phone.

MICHAEL J. SHORT

	Termination for Cause or Resignation Without Good Reason(1)	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance (2)	$—	$1,400,000	$—	$—	$—	$—	$1,400,000
Fiscal 2014 Annual Bonus	550,000	550,000	—	550,000	550,000	550,000	550,000
Fiscal 2014 Stock Option Grant (3)	—	—	—	—	—	—	—
Benefit Continuation (4)	—	16,059	—	—	—	—	16,059
TOTAL	$550,000	$1,966,059	$—	$550,000	$550,000	$550,000	$1,966,059

(1)
If the employment for Mr. Short is terminated for cause or he resigns without good reason, he will be required to reimburse the Company for relocation expenses as per the terms of his employment agreement.

(2)
Severance amounts payable due to a Termination Without Cause or Resignation For Good Reason are payable over a two (2) year period. Upon a Change in Control, such payments will be paid in a lump-sum amount, subject to statutory limitations.

(3)
Pursuant to the 2010 Incentive Plan, the unvested portion of time-based options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $8.00, which was the fair value of our shares of common stock as of July 17, 2014. As we are a privately held company, the value of shares of our common stock is only available when a valuation is performed.

Because the per share value of $8.00 is equal to the option exercise price of $8.00, no value is reflected in the table. In addition, no value is reflected in the table for the performance-based options, as the performance criteria has not been met as of fiscal year-end 2014.

(4)	Represents estimated Company costs based on fiscal 2015 projections for medical, dental and life insurance coverage for the duration of the eighteen (18) month severance period.
All U.S. benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) a life insurance benefit in an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000 and (ii) long-term disability coverage in an amount per month equal to 60% of the individual’s monthly base salary, up to a maximum of $10,000 per month. The long-term disability benefit is payable beginning twenty six (26) weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

DEBORAH DERBY

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance (1)	$—	$1,400,000	$—	$—	$—	$—	$1,400,000
Fiscal 2014 Annual Bonus	980,000	980,000	—	980,000	980,000	980,000	980,000
Fiscal 2013 Restricted Stock Unit Grant(2)	—	—	—	93,360	93,360	93,360	93,360
Fiscal 2014 Stock Option Grant(3)	—	—	—	—	—	—	—
2014 LTIP (4)	—	—	—	181,897	181,897	363,793	363,793
Retention	—	1,283,333	—	—	1,283,333	—	1,283,333
Benefit Continuation (5)	228,892	228,892	—	—	228,892	—	228,892
TOTAL	$1,208,892	$3,892,225	$—	$1,255,257	$2,767,482	$1,437,153	$4,349,378

(1)	Severance amounts payable due to a Termination Without Cause or Resignation For Good Reason are payable in a lump sum within sixty (60) days following termination of employment.

(2)
Pursuant to the 2010 Incentive Plan, the unvested portion of restricted stock units will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $8.00, which was the fair value of our shares of common stock as of July 17, 2014. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(3)
Pursuant to the 2010 Incentive Plan, the unvested portion of options will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $8.00, which was the fair value of our shares of common stock as of July 17, 2014. As we are a privately held company, the value of our shares of common stock is only available when a valuation is performed. Because the per share value of $8.00 is equal to the option exercise price of $8.00, no value is reflected in the table.

(4)
Pursuant to the 2010 Incentive Plan, upon retirement, death or disability, the performance cash award is deemed earned as of the date of termination and the award is based on actual achievement at the end of the performance period. In calculating the amounts set forth in the table, we assumed achievement of the financial metric at threshold. Upon change in control, the performance cash award is deemed earned at target achievement. The payout is prorated based on the elapsed time within the performance period prior to the date of termination or change in control.

(5)	Represents Company costs based on an average annual rate of $17,167 for medical, dental and life insurance coverage until Ms. Derby reaches the age of 65.
Upon any termination, Ms. Derby has the right to withdraw her Savings Plan balance, which, as of January 31, 2015, was $77,252. In addition, upon any termination other than for cause, as defined in the SERP, the Company will pay Ms. Derby the outstanding balance in her SERP account, which, as of January 31, 2015, was $30,240.
All U.S. benefit eligible employees receive, at no cost to the individual, the following life insurance benefit and long-term disability coverage: (i) a life insurance benefit in an amount equal to the individual’s base salary plus annual incentive award target, up to a maximum of $1,000,000 and (ii) long-term disability coverage in an amount per month equal to 60% of the individual’s monthly base salary, up to a maximum of $10,000 per month. The long-term disability benefit is payable beginning twenty six (26) weeks after the onset of the disability and is payable for the duration of the disability up to age 65.

MONIKA M. MERZ(1)

Type of Payment	Termination for Cause or Resignation Without Good Reason	Termination Without Cause or Resignation For Good Reason	Termination due to Reassignment of Position	Expiration of Employment Term	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance (2)	$—	$2,449,676	$2,449,676	$2,449,676	$—	$—	$—	$—	$2,449,676
Fiscal 2014 Annual Bonus	—	750,000	750,000	750,000	—	750,000	—	—	750,000
Fiscal 2013 Restricted Stock Unit Grant(3)	—	—	—	—	125,680	125,680	125,680	125,680	125,680
Fiscal 2014 Stock Option Grant(4)	—	—	—	—	—	—	—	—	—
2014 LTIP (5)	—	—	—	—	112,267	112,267	112,267	224,534	224,534
Retention	—	1,069,303	—	—	—	—	—	—	1,069,303
Benefit Continuation (6)	—	14,286	14,286	14,286	—	—	—	—	14,286
TOTAL	$—	$4,283,265	$3,213,962	$3,213,962	$237,947	$987,947	$237,947	$350,214	$4,633,479

(1)	All amounts calculated in Canadian dollars have been converted to USD using the rate of 1.0000 CAD = 0.8987 USD.

(2)	All severance amounts are payable over a two year period. Upon a Change in Control, such payments will be paid in a lump sum amount.

(3)
Pursuant to the 2010 Incentive Plan, the unvested portion of restricted stock units will accelerate and become vested upon retirement, death, disability or a change in control. In calculating the amounts set forth in the table, we utilized a per share value of $8.00, which was the fair value of our shares of common stock as of July 17, 2014. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed.

(4)
Pursuant to the 2010 Incentive Plan, the unvested portion of options will accelerate and become vested upon retirement, death or disability based on actual results. In calculating the amounts set forth in the table, we utilized a per share value of $8.00, which was the fair value of our shares of common stock as of July 17, 2014. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed. Because the per share value of $8.00 is equal to the option exercise price of $8.00, no value is reflected in the table.

(5)
Pursuant to the 2010 Incentive Plan, upon retirement, death or disability, the performance cash award is deemed earned as of the date of termination and the award is based on actual achievement at the end of the performance period In calculating the amounts set forth in the table, we assumed achievement of the financial metric at threshold. Upon change in control, the performance cash award is deemed earned at target achievement. The payout is prorated based on the elapsed time within the performance period prior to the date of termination or change in control.

(6)
Represents estimated Company costs of dental and life insurance coverage based on fiscal 2015 actual amounts for the duration of the two (2) year severance period. The amount excludes estimates for certain relocation costs from Japan to Ms. Merz’s residence in Canada upon termination.

HARRY J. MULLANY III

Type of Payment	Termination for Cause or Resignation Without Good Reason(1)	Termination Without Cause or Resignation For Good Reason	Retirement	Death	Long-Term Disability	Change in Control	Termination Without Cause or Resignation for Good Reason in Connection with a Change of Control
Severance (2)	$—	$2,000,000	$—	$—	$—	$—	$2,000,000
Fiscal 2014 Annual Bonus	1,350,000	1,350,000	—	1,350,000	1,350,000	1,350,000	1,350,000
Fiscal 2014 Stock Option Grant(3)	—	—	—	—	—	—	—
Benefit Continuation(4)	—	21,413	—	—	—	—	21,413
TOTAL	$1,350,000	$3,371,413	$—	$1,350,000	$1,350,000	$1,350,000	$3,371,413

(1)	In the event Mr. Mullany is terminated by the Company for Cause or resigns without Good Reason after November 2014 but before November 2015, he must reimburse the Company for 50% of the sign-on bonus.

(2)
Severance amounts payable due to a Termination Without Cause or Resignation For Good Reason are payable over a two (2) year period. Upon a Change in Control, such payments will be paid in a lump-sum amount, subject to statutory limitations.

(3)
Pursuant to the 2010 Incentive Plan, the unvested portion of time-based options will accelerate and vest upon retirement, death, disability or change in control. In calculating the amounts set forth in the table, for the time-based options, we utilized a per share value of $8.00, which was the fair value of our shares of common stock as of July 17, 2014. As we are a privately held company, the value of shares of common stock is only available when a valuation is performed. Because the per share value of $8.00 is equal to the option exercise price of $8.00, no value is reflected in the table. In addition, no value is reflected in the table for the performance-based options, as the performance criteria has not been met as of fiscal year-end 2014.

(4)	Represents estimated Company costs based on fiscal 2015 projections for medical, dental and life insurance coverage for the duration of the two (2) year severance period.

DIRECTOR COMPENSATION IN FISCAL 2014
Other than Messrs. Goodman, Markee and Sales, we currently do not pay our directors any compensation for serving on our Board of Directors. We plan on paying all non-employee directors that are not affiliated with the Sponsors an annual cash retainer, which ranges from $100,000 to $150,000 along with an annual award of restricted stock units, which ranges from $100,000 to $150,000. Commencing April 2014, Mr. Goodman’s annual cash retainer was increased from $75,000 to $100,000. The restricted stock units vest in full one-year from the grant date. In addition, any director not affiliated with the Sponsors that chairs a committee will also receive an additional annual payment of $15,000 ($50,000 for the chair of our Audit Committee, which amount was increased from $20,000 commencing April 2014). The table below sets forth payments made to our non-management directors in fiscal 2014:

Name	Fees Earned or Paid in Cash ($)		Stock Awards (5) ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joshua Bekenstein	—		—		—	—	—	—	—
Michael D. Fascitelli	—		—		—	—	—	—	—
Richard Goodman(4)	136,250	(1)	100,000	(1)	—	—	—	—	236,250
Daniel Guglielmone	—		—		—	—	—	—	—
Matthew S. Levin	—		—		—	—	—	—	—
Joseph Macnow	—		—		—	—	—	—	—
Richard L. Markee(6)	150,000	(2)	150,000	(2)	—	—	—	—	300,000
Wayne C. Sales(7)	112,500	(3)	150,000	(3)					262,500
Wendy Silverstein	—		—		—	—	—	—	—
Nathaniel H. Taylor	—		—		—	—	—	—	—
Antonio Urcelay	—		—		—	—	—	—	—
Michael Ward	—		—		—	—	—	—	—
Adam Waglay	—		—		—	—	—	—	—
Gregory R. Why	—		—		—	—	—	—	—

(1)
During fiscal 2014, Mr. Goodman was paid $136,250, which amount represents his annual cash retainer and his Audit Committee Chairman retainer. In addition, Mr. Goodman was granted an award of $100,000 of restricted stock units, which amount represents his annual grant for fiscal 2014.

(2)
During fiscal 2014, Mr. Markee was paid $150,000, which amount represents his annual cash retainer. In addition, Mr. Markee was granted $150,000 of restricted stock units, which amount represents his annual grant for fiscal 2014.

(3)
During fiscal 2014, Mr. Sales was paid $112,500, which amount represents his annual cash retainer. In addition, Mr. Sales was granted $150,000 of restricted stock units, which amount represents his annual grant for fiscal 2014.

(4)
At the end of fiscal 2014, Mr. Goodman held 12,500 unvested restricted stock units. In addition, Mr. Goodman has deferred receipt of shares deliverable upon settlement of 3,409 restricted stock units, which were awarded for his services in Fiscal 2011 and 2012, until his resignation from the Company’s Board of Directors. Mr. Goodman has deferred receipt of shares deliverable upon settlement of 3,335 restricted stock units, which were awarded for his services in Fiscal 2013, until the earlier of June 30, 2018 or his separation from service from the Company's Board of Directors.

(5)
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

(6)
At the end of fiscal 2014, Mr. Markee held 18,750 unvested restricted stock units. In addition, Mr. Markee has deferred receipt of shares deliverable upon settlement of 3,410 restricted stock units, which were awarded for his services in Fiscal 2013, until his separation from service from the Company's Board of Directors.

(7)	At the end of fiscal 2014, Mr. Sales held 18,750 unvested restricted stock units.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information regarding beneficial ownership of our Common Stock, as of March 1, 2015, by the named executive officers, each of our directors, all of our directors and executive officers as a group and each person who is known by us to beneficially own more than 5% of our Common Stock:

	Amount and Nature of Beneficial Ownership *
Name of Beneficial Owner	Shares	Total Beneficial Ownership (1)	Percent of Outstanding Shares (2)
Affiliates of Bain Capital Investors, LLC (3)	16,040,405	16,040,405	32.60%
Toybox Holdings, LLC (4)	16,040,405	16,040,405	32.60%
Vornado Truck LLC (5)	16,040,405	16,040,405	32.60%
Joshua Bekenstein (3)	—	—	—%
F. Clay Creasey	—	—	—%
Deborah Derby	35,182	35,182	0.07%
Richard Goodman	—	6,744	0.01%
Daniel Guglielmone (5)	—	—	—%
Matthew S. Levin (3)	—	—	—%
Joseph Macnow (5)	—	—	—%
Richard L. Markee	—	3,410	0.01%
Monika M. Merz	10,524	10,524	0.02%
Harry J. Mullany III	22,728	68,183	0.14%
Wayne C. Sales	—	—	—%
Michael J. Short	—	—	—%
Wendy Silverstein (5)	—	—	—%
Nathaniel H. Taylor (4)	—	—	—%
Antonio Urcelay	6,425	340,619	0.69%
Adam Waglay (4)	—	—	—%
Gregory R. Why (3)	—	—	—%
Directors and executive officers as a group (19 persons)	84,680	474,483	0.96%

*
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock with respect to which such person has (or has the right to acquire within 60 days, i.e., by April 30, 2015 in this case) sole or shared voting power or investment power.

(1)	Total Beneficial Ownership includes shares, deferred stock units deliverable within 60 days and options exercisable within 60 days.

(2)
Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of our outstanding equity securities on March 1, 2015, as adjusted as required by applicable rules.

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

Equity Compensation Plan Information
The following table sets forth information as of January 31, 2015 regarding the Company’s equity compensation plans:

	( a )		( b )	( c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,922,371	(1)	$8.00	933,862	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	3,922,371		$8.00	933,862

(1)	Represents the shares of our common stock issuable pursuant to outstanding options under the 2010 Incentive Plan.

(2)	Represents the shares of our common stock which may be issued pursuant to future issuances under the 2010 Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Advisory Agreement
Certain affiliates of the Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008, February 1, 2009 and August 29, 2014 (“Advisory Agreement”). The initial term of the Advisory Agreement is ten years. After ten years, it extends annually for one year unless we or the affiliates of the Sponsors provide notice of termination to the other. Prior to an amendment in August 2014, described below, the management and advisory fees paid to the affiliates of the Sponsors (the “Advisory Fees”) increased 5% per year during the ten-year term of the agreement with the exception of fiscal 2009.
In August 2014, the Advisory Agreement was amended in order to reduce the Advisory Fees to $17 million for fiscal year 2014 and each year thereafter.  If in the future we successfully complete an initial public offering (“IPO”), the Sponsors may elect to receive from the proceeds of such IPO, an amount equal to the aggregate difference between: (x) the Advisory Fees that we would have paid in fiscal year 2014 and each fiscal year thereafter had such amounts not been fixed and (y) the Advisory Fees that were actually paid by us for fiscal year 2014 and each fiscal year thereafter. We recorded Advisory Fees of $17 million, $22 million and $21 million for fiscals 2014, 2013 and 2012, respectively. During fiscals 2014, 2013 and 2012, we also paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.
Additionally, the Advisory Agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the aggregate transaction value in connection with certain financing, acquisition, disposition and change of control transactions (“Transaction Fees”). The Advisory Agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. In the event that the Advisory Agreement is terminated by the affiliates of the Sponsors or us, the affiliates of the Sponsors will receive all unpaid Advisory Fees, all unpaid Transaction Fees and expenses due under the Advisory Agreement with respect to periods prior to the termination date plus the net present value of the Advisory Fees that would have been payable for the remainder of the applicable term of the Advisory Agreement. Transaction fees are capitalized as deferred debt issuance costs and are amortized over the term of the related debt agreement and included in Other assets on our Consolidated Balance Sheet.
Other Relationships and Transactions with our Sponsors
In connection with the amendment and restatement of the ABL Facility on March 21, 2014, we incurred Transaction Fees of $19 million pursuant to the terms of the Advisory Agreement.
In connection with entering into the Secured Term B-4 Loan and Tranche A-1 Loan on October 24, 2014, we incurred Transaction Fees of $13 million pursuant to the terms of the Advisory Agreement. Investment funds or accounts advised by or affiliated with Kohlberg Kravis and Roberts & Co. L.P. (collectively, “KKR”) owned an aggregate of $96 million of the Secured Term B-4 Loan as of January 31, 2015.
In connection with the Propco I Term Loan Facility entered into on August 21, 2013, we incurred Transactions Fees of $10 million pursuant to the terms of the Advisory Agreement. KKR owned an aggregate of $17 million of the Propco I Term Loan Facility as of January 31, 2015 and February 1, 2014, respectively.
In connection with the UK Propco Facility Agreement entered into on March 25, 2013, we incurred Transactions Fees of $4 million pursuant to the terms of the Advisory Agreement.
In connection with the France Propco Facility Agreement entered into on February 27, 2013, we incurred Transactions Fees of $1 million pursuant to the terms of the Advisory Agreement.
In connection with the Spain Propco Facility Agreement entered into on January 29, 2013, we incurred Transaction Fees of $1 million pursuant to the terms of the Advisory Agreement.
In connection with the offering of the 2017 Notes on August 1, 2012, we incurred Transaction Fees of $4 million pursuant to the terms of the Advisory Agreement. KKR owned an aggregate of $9 million of the 2017 Notes as of January 31, 2015 and February 1, 2014, respectively.
In connection with the Second Incremental Secured Term Loan facility entered into on April 10, 2012, we incurred Transaction Fees of $2 million pursuant to the terms of the Advisory Agreement. KKR owned an aggregate of $2 million and $9 million of the Second Incremental Secured Term Loan facility as of January 31, 2015 and February 1, 2014, respectively.
KKR owned an aggregate of $12 million and $50 million of the Incremental Secured Term Loan facility as of January 31, 2015 and February 1, 2014, respectively. In addition, KKR owned an aggregate of $9 million of the 7.375% senior secured notes due fiscal 2016 as of February 1, 2014, $70 million of the Secured term loan facility as of February 1, 2014, and $5 million of the Propco II Notes as of February 1, 2014. For further details, see Note 2 entitled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT.”
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. During fiscals 2014, 2013 and 2012, affiliates of Vornado and KKR held debt and debt securities issued by the Company and its subsidiaries. The interest amounts paid on such debt and debt securities held by related parties were $10 million in fiscals 2014 and 2013, respectively. In fiscal 2012, the interest amounts paid on such debt and debt securities held by related parties were $8 million.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $8 million in fiscals 2014 and 2013, respectively, and $10 million in fiscal 2012 with respect to 0.7%, 0.8% and 0.9%, respectively, of our operated stores, which include Express stores. Of the aggregate amount paid in fiscals 2014, 2013 and 2012, $2 million, respectively, was allocable to joint-venture parties not otherwise affiliated with Vornado.
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
Management Equity Plan and the 2010 Incentive Plan
Since the 2005 acquisition, our officers and certain employees participate in the Management Equity Plan. The Management Equity Plan provided for the granting of non-qualified stock options (including “rollover options” (as defined in the Management Equity Plan)) to purchase shares of common stock, as well as restricted stock to our officers, directors, employees, consultants and advisors. In fiscal 2010, our Board adopted the 2010 Incentive Plan. The 2010 Incentive Plan is an omnibus plan that provides for the granting of stock options, restricted stock, restricted and deferred stock units, cash or stock-based performance awards, dividend equivalents and other stock awards. The 2010 Incentive Plan provides that the total number of shares of our common stock that may be issued under the 2010 Incentive Plan is 3,750,000 and the maximum number of such shares of our common stock for which incentive stock options may be granted under the 2010 Incentive Plan is 500,000. In connection with Amendment No. 2 to the 2010 Incentive Plan effective September 2014, the number of shares available for issuance under the 2010 Incentive Plan were increased by the number of shares available for issuance under the Management Equity Plan as of July 17, 2014 and any shares that after July 17, 2014 would have otherwise been available for issuance thereunder. For a description of the Management Equity Plan and the 2010 Incentive Plan, see Item 11 entitled “EXECUTIVE COMPENSATION” of this Annual Report on Form 10-K.
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
Director Independence
Each of the members of our Board of Directors, other than Mr. Urcelay, our Chief Executive Officer, and Messrs. Goodman, Sales and Markee, is affiliated with the Sponsors as further described in Item 10 entitled “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE” of this Annual Report on Form 10-K and our Board of Directors has not made a determination as to whether any of our directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Appointment of Independent Registered Public Accounting Firm
The Audit Committee appointed Deloitte & Touche LLP (“D&T”) as the Company’s independent registered public accounting firm to conduct the audit of the Company’s Consolidated Financial Statements for fiscals 2014 and 2013.
Audit Fees and Non-audit Fees
The aggregate fees billed by D&T and their respective affiliates for professional services rendered for the audit of the annual Consolidated Financial Statements for fiscals 2014 and 2013 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and for other services rendered during those fiscal years on our behalf were as follows:

	Fiscal 2014	Fiscal 2013
Audit Fees (1)	$4,880,000	$4,635,000
Audit-Related Fees (2)	$1,585,000	$1,998,000
Tax Fees (3)	$166,000	$564,000
Total Fees	$6,631,000	$7,197,000

(1)
For fiscals 2014 and 2013, the audit fees consisted of fees for professional services performed in connection with the audit of the Company’s annual consolidated financial statements, review of financial statements included in our 10-Q filings, the Sarbanes-Oxley Section 404 audit and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
For fiscal 2014, audit-related fees primarily consisted of fees related to special purpose audits, the COSO 2013 implementation and refinancing transactions. For fiscal 2013, audit-related fees primarily consisted of fees related to special purpose audits and refinancing transactions.

(3)	For fiscals 2014 and 2013, tax fees consisted of a variety of U.S. Federal, state and non-U.S. tax consultation services.
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

TOYS “R” US, INC.
(Registrant)

/S/ ANTONIO URCELAY
Antonio Urcelay
Chairman of the Board and Chief Executive Officer
Date: March 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March 2015.

Signature	Title

/s/ ANTONIO URCELAY Antonio Urcelay	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL J. SHORT Michael J. Short	Executive Vice President – Chief Financial Officer (Principal Financial Officer)

/s/ CHARLES D. KNIGHT Charles D. Knight	Senior Vice President – Corporate Controller (Principal Accounting Officer)

* Joshua Bekenstein	Director

* Richard Goodman	Director

* Daniel Guglielmone	Director

* Matthew S. Levin	Director

* Joseph Macnow	Director

* Richard L. Markee	Director

* Wayne C. Sales	Director

* Wendy Silverstein	Director

* Nathanial H. Taylor	Director

* Adam Waglay	Director

* Gregory R. Why	Director
The foregoing constitutes all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

*By	/S/ ANTONIO URCELAY
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

4.12	Form of the 10.375% Senior Notes (included in Exhibit 4.11).

Exhibit No.	Document

4.13
Registration Rights Agreement, dated August 1, 2012, among the Registrant, and the Initial Purchasers named therein, of the Registrant’s 10.375% Senior Notes due 2017 (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 7, 2012 and incorporated herein by reference).

4.14
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

10.1
Third Amended and Restated Credit Agreement, dated as of March 21, 2014, among Toys “R” Us - Delaware, Inc., as the Lead Borrower, Toys “R” Us (Canada) Ltd., Toys “R” Us (Canada) Ltee, as the Canadian Borrower, and certain other subsidiaries of Toys “R” Us - Delaware, Inc., as Facility Guarantors, Bank of America N.A., as Administrative Agent, as Canadian Agent and Co-Collateral Agent, Wells Fargo Bank, National Association, as Co-Collateral Agent, and the Lenders named therein, Wells Fargo Bank National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Bank of Montreal as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Bank National Association and JPMorgan Securities, LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Bank National Association, JPMorgan Securities, LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Goldman Sachs Bank USA as Joint Bookrunners (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 12, 2014 and incorporated herein by reference).

10.2	First Amendment, dated as of October 24, 2014 to the Third Amended and Restated Credit Agreement, dated as of March 21, 2014 (and related security agreement attached as Annex C).

10.3
Amended and Restated Intercreditor Agreement, dated as of August 24, 2010, among Toys “R” Us - Delaware, Inc., the Guarantors named therein, Bank of America, N.A., as ABL Agent and as Term Agent and The Bank of New York Mellon, as Notes Agent (filed as Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2010 and incorporated herein by reference).

10.4
Amendment No. 1, dated as of October 24, 2014, to the Amended and Restated Intercreditor Agreement, dated as of August 24, 2010, as amended, by and among Bank of America, N.A, as Term Agent and as ABL Agent and Toys “R” Us - Delaware, Inc., as the ABL Lead Borrower and the Term Borrower and certain other subsidiaries of Toys “R” Us - Delaware, Inc., as Facility Guarantors (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 11, 2014 and incorporated herein by reference).

10.5
Amended and Restated Syndicated Facility Agreement, dated as of October 15, 2009 and amended and restated as of March 8, 2011, among Toys “R” Us Europe, LLC, TRU Australia Holdings, LLC, Toys “R” Us (UK) Limited, Toys “R” Us Limited, Toys “R” Us (Australia) Pty Ltd, Toys “R” Us GmbH, Toys “R” Us SARL, Toys “R” Us Iberia, S.A., the other Obligors party thereto from time to time, the Lenders party thereto from time to time, Deutsche Bank AG, New York Branch, as Administrative Agent and Security Agent, Deutsche Bank AG, London Branch, as Facility Agent, Deutsche Bank AG, New York Branch and Bank of America, N.A., as Co-Collateral Agents, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book-Runners, Bank of America, N.A., as Syndication Agent and Citibank, N.A. and Goldman Sachs Lending Partners LLC, as Documentation Agents (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 24, 2011 and incorporated herein by reference).

Exhibit No.	Document

10.6
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

10.7
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

10.8
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

10.9
Amendment No. 1, dated as of September 20, 2010, to the New Secured Term Loan (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 24, 2011 and incorporated herein by reference).

10.10
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

10.11
Amendment No. 3, dated as of October 24, 2014, to the New Secured Term Loan, dated as of August 24, 2010 by and between, among others, Toys “R” Us - Delaware, Inc., as the Borrower, Bank of America, N.A. as Administrative Agent, and the other agents and the lenders party thereto (and related security agreement attached as Annex 3).

10.12
Guarantee, dated as of October 24, 2014 among Wayne Real Estate Parent Company, LLC as the Guarantor and Bank of America, N.A., as Administrative Agent under the New Secured Term Loan, dated as of August 24, 2010, for the Benefit of the Term-B Lenders defined therein (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 11, 2014 and incorporated herein by reference).

10.13
Incremental Joinder Agreement, dated as of May 25, 2011, to the New Secured Term Loan, dated as of August 24, 2010 by and between, among others, Toys “R” Us - Delaware, Inc., as the Borrower, Bank of America, N.A. as Administrative Agent, and the other agents and the lenders party thereto (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 10, 2011 and incorporated herein by reference).

10.14
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

10.15
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

10.16
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

10.19
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

10.21
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

10.22
Amendment No. 3, dated August 29, 2014, to the Advisory Agreement among the Registrant, Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck LLC (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 11, 2014 and incorporated herein by reference).

10.23
Registration Rights Agreement, dated as of July 21, 2005, among Toys “R” Us Holdings, Inc. (subsequently assumed by the Registrant), Funds managed by Bain Capital Partners, LLC or its Affiliates, Toybox Holdings LLC, Vornado Truck LLC and certain other Persons (filed as Exhibit 10.12 on the Registrant’s Form S-1/A, filed on July 9, 2010 and incorporated herein by reference).

10.24
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

10.25	Form of Advancement and Indemnification Rights Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 4, 2009 and incorporated herein by reference).

Exhibit No.	Document

10.26*
Amended and Restated Toys “R” Us Holdings, Inc. 2005 Management Equity Plan, (subsequently assumed by the Registrant), adopted on August 3, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 18, 2007 and incorporated herein by reference).

10.27*
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

10.28*	Amendment No. 2, effective as of June 8, 2009, to the MEP (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 9, 2009 and incorporated herein by reference).

10.29*
Amendment No. 3, effective as of November 29, 2010, to the MEP (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 24, 2011 and incorporated herein by reference). (i)

10.30*	Amendment No. 4, effective as of March 2, 2012 to the MEP (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 8, 2012 and incorporated herein by reference).

10.31*	Amendment No. 5, effective as of May 21, 2012 to the MEP (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 8, 2012 and incorporated herein by reference).

10.32*
Amendment No. 6, effective as of March 12, 2013 to the MEP (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on March 29, 2013 and incorporated herein by reference).

10.33*
Form of Toys “R” Us, Inc. Non-Qualified Stock Option for Executive Officers for awards under the MEP (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.34*
Form of Amendment to Initial MEP Options (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, filed on March 31, 2014 and incorporated herein by reference).

10.35*
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

10.38*
Amendment No. 2, dated September 4, 2014, to the 2010 Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 11, 2014 and incorporated herein by reference).

10.39*
October 2014 Non-Qualified Stock Option Agreement, effective October 10, 2014, to the 2010 Incentive Plan, as amended, for all countries other than France (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 11, 2014 and incorporated herein by reference).

10.40*
Form of Toys “R” Us, Inc. NonQualified Stock Option Agreement for Executive Officers for awards under the 2010 Incentive Plan (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed on March 21, 2012 and incorporated herein by reference).

Exhibit No.	Document

10.41*
Form of Amendment to the Form of Toys “R” Us, Inc. NonQualified Stock Option Agreement for Executive Officers for awards under the 2010 Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 8, 2012 and incorporated herein by reference).

10.42*
Form of Toys “R” Us, Inc. Performance-Based NonQualified Stock Option Agreement for Executive Officers for awards under the 2010 Incentive Plan (filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, filed on March 31, 2014 and incorporated herein by reference).

10.43*
Form of Toys “R” Us, Inc. Restricted Performance-Based Stock Award Agreement for Executive Officers for awards under the 2010 Incentive Plan (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed on March 21, 2012 and incorporated herein by reference).

10.44*
Form of Toys “R” Us, Inc. Restricted Performance-Based Stock Unit Award Agreement for Executive Officers for awards under the 2010 Incentive Plan (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed on March 21, 2012 and incorporated herein by reference).

10.45*
Form of Toys “R” Us, Inc. Restricted Stock Unit Award Agreement for Non-Employee Directors for awards under the 2010 Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 17, 2013 and incorporated herein by reference).

10.46*
Form of Toys “R” Us, Inc. Restricted Stock Unit Award Agreement for Executive Officers for awards under the 2010 Incentive Plan (filed as Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, filed on March 31, 2014 and incorporated herein by reference).

10.47*
Form of Officer Incentive Cash Award Agreement for awards under the Toys “R” Us, Inc. 2010 Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 12, 2014 and incorporated herein by reference).

10.48*
Form of Toys “R” Us (Canada) Ltd. Deferred Profit Sharing Plan Rules (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 24, 2011 and incorporated herein by reference).

10.49*
Amended and Restated Toys “R” Us, Inc. Grantor Trust Agreement, dated as of January 31, 2003, between Registrant and Wachovia Bank, N.A. (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 001-11609, filed on April 14, 2004 and incorporated herein by reference).

10.50*
Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of February 1, 2006 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2006 and incorporated herein by reference).

10.51*
Amendment No. 1, effective as of February 1, 2008, to the Toys “R” Us, Inc. Supplemental Executive Retirement Plan, effective as of February 1, 2006 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009 and incorporated herein by reference).

10.52*
Employment Agreement between Toys “R” Us, Inc. and F. Clay Creasey, Jr., dated as of December 10, 2012 (filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on March 29, 2013 and incorporated herein by reference).

10.53*
Letter Agreement, dated October 20, 2004, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 and incorporated herein by reference).

10.54*
Salary Adjustment Letter, dated March 11, 2013, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on March 29, 2013 and incorporated herein by reference).

10.55*
Letter Agreement, dated July 1, 2013, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 17, 2013 and incorporated herein by reference).

Exhibit No.	Document

10.56*
Side Letter, dated July 1, 2013, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 17, 2013 and incorporated herein by reference).

10.57*
Letter Agreement, dated October 16, 2013, between Toys “R” Us, Inc. and Antonio Urcelay (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 17, 2013 and incorporated herein by reference).

10.58*
Letter Agreement between Toys “R” Us, Inc. Sucursal en Espana and Antonio Urcelay, dated as of March 3, 2014 (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, filed on March 31, 2014 and incorporated herein by reference).

10.59*
Amendment, dated October 14, 2014, to the Employment Agreement between Toys “R” Us, Inc. Sucursal en Espana, and Antonio Urcelay, dated March 3, 2014 (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 11, 2014 and incorporated herein by reference).

10.60*
Employment Agreement between Toys “R” Us (Canada) Ltd. and Monika M. Merz, dated as of January 23, 2013 (filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on March 29, 2013 and incorporated herein by reference).

10.61*
Employment Agreement between Toys “R” Us, Inc. and Harry J. Mullany III, dated as of October 16, 2013 (filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, filed on March 31, 2014 and incorporated herein by reference).

10.62*
2014 Option and Restricted Stock Unit Exchange Notice to Harry J. Mullany III, effective as of October 24, 2014 (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 11, 2014 and incorporated herein by reference).

10.63*
Employment Agreement between Toys “R” Us, Inc. and Michael J. Short, dated as of June 19, 2014 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 10, 2014 and incorporated herein by reference).

10.64*
Separation and Release Agreement between Toys “R” Us, Inc. and Deborah Derby, dated as of February 17, 2012 (filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, filed on March 31, 2014 and incorporated herein by reference).

10.65*
Amended and Restated Employment Agreement between Toys “R” Us, Inc. and Deborah M. Derby, dated as October 13, 2014 (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 11, 2014 and incorporated herein by reference).

10.66*
Form of Special Transition Bonus Grant, dated March 11, 2013 (filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on March 29, 2013 and incorporated herein by reference).

10.67*
Form of Retention Bonus Agreement for Executive Vice Presidents (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 11, 2014 and incorporated herein by reference).

12	Statement re: computation of ratio of earnings to fixed charges.

18
Preferability Letter provided by Deloitte & Touche LLP, the Registrant’s independent registered public accounting firm, to change the measurement date in connection with the Registrant’s annual goodwill impairment test.

21	Subsidiaries of the Registrant as of January 31, 2015.

24	Power of Attorney, dated March 17, 2015.

Exhibit No.	Document

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