Form 10-Q
period 2015-05-02
TOYS R US INC
filed 2015-06-12
CIK 1005414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2015

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
As of June 1, 2015, there were 49,357,792 outstanding shares of common stock of Toys “R” Us, Inc., none of which were publicly traded.

TOYS “R” US, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	May 2, 2015	January 31, 2015	May 3, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$453	$698	$372
Accounts and other receivables	226	225	236
Merchandise inventories	2,164	2,064	2,396
Current deferred tax assets	43	45	30
Prepaid expenses and other current assets	154	122	167
Total current assets	3,040	3,154	3,201
Property and equipment, net	3,267	3,335	3,582
Goodwill	64	64	64
Deferred tax assets	131	133	154
Restricted cash	54	53	57
Other assets	358	376	426
Total Assets	$6,914	$7,115	$7,484

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,277	$1,571	$1,428
Accrued expenses and other current liabilities	844	1,032	866
Income taxes payable	16	20	21
Current portion of long-term debt	202	176	125
Total current liabilities	2,339	2,799	2,440
Long-term debt	5,013	4,612	5,111
Deferred tax liabilities	117	112	87
Deferred rent liabilities	346	347	361
Other non-current liabilities	258	255	234
Temporary equity	85	85	83
Total stockholders’ deficit	(1,244)	(1,095)	(832)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$6,914	$7,115	$7,484
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
(In millions)	May 2, 2015	May 3, 2014
Net sales	$2,325	$2,479
Cost of sales	1,463	1,561
Gross margin	862	918
Selling, general and administrative expenses	827	917
Depreciation and amortization	87	104
Other income, net	(22)	(12)
Total operating expenses	892	1,009
Operating loss	(30)	(91)
Interest expense	(114)	(108)
Interest income	1	1
Loss before income taxes	(143)	(198)
Income tax benefit	(4)	(2)
Net loss	(139)	(196)
Less: Net earnings attributable to noncontrolling interest	1	—
Net loss attributable to Toys “R” Us, Inc.	$(140)	$(196)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended
(In millions)	May 2, 2015	May 3, 2014
Net loss	$(139)	$(196)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(13)	22
Total other comprehensive (loss) income, net of tax	(13)	22
Comprehensive loss, net of tax	(152)	(174)
Less: Comprehensive income attributable to noncontrolling interest	1	—
Comprehensive loss attributable to Toys “R” Us, Inc.	$(153)	$(174)
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(In millions)	May 2, 2015	May 3, 2014
Cash Flows from Operating Activities:
Net loss	$(139)	$(196)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation and amortization	87	104
Amortization and write-off of debt issuance costs and debt discount	11	13
Deferred income taxes	2	2
Non-cash portion of asset impairments and other charges	6	8
Unrealized gains on foreign exchange	(5)	—
Other	—	6
Changes in operating assets and liabilities:
Accounts and other receivables	16	30
Merchandise inventories	(98)	(209)
Prepaid expenses and other operating assets	(24)	(27)
Accounts payable, Accrued expenses and other liabilities	(466)	(150)
Income taxes payable and receivable	(20)	(19)
Net cash used in operating activities	(630)	(438)
Cash Flows from Investing Activities:
Capital expenditures	(43)	(39)
Proceeds from sales of fixed assets	2	3
Increase in restricted cash	(1)	(3)
Net cash used in investing activities	(42)	(39)
Cash Flows from Financing Activities:
Long-term debt borrowings	478	330
Long-term debt repayments	(54)	(117)
Short-term debt borrowings, net	6	(2)
Capitalized debt issuance costs	—	(12)
Net cash provided by financing activities	430	199
Effect of exchange rate changes on Cash and cash equivalents	(3)	6
Cash and cash equivalents:
Net decrease during period	(245)	(272)
Cash and cash equivalents at beginning of period	698	644
Cash and cash equivalents at end of period	$453	$372
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Toys “R” Us, Inc. Stockholders
	Common Stock (1)		Additional Paid-in Capital	Total Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In millions)	Issued Shares	Treasury Amount
Balance, February 1, 2014	49	$(9)	$49	$(612)	$(84)	$(656)
Net loss attributable to Toys “R” Us, Inc.	—	—	—	(196)	—	(196)
Total other comprehensive income, net of tax	—	—	—	—	22	22
Stock compensation expense	—	—	3	—	—	3
Adjustment of noncontrolling interest to redemption value	—	—	—	(5)	—	(5)
Balance, May 3, 2014	49	$(9)	$52	$(813)	$(62)	$(832)

Balance, January 31, 2015	49	$(5)	$68	$(914)	$(244)	$(1,095)
Net loss attributable to Toys “R” Us, Inc.	—	—	—	(140)	—	(140)
Total other comprehensive loss, net of tax	—	—	—	—	(13)	(13)
Stock compensation expense	—	—	3	—	—	3
Adjustment of noncontrolling interest to redemption value	—	—	—	1	—	1
Balance, May 2, 2015	49	$(5)	$71	$(1,053)	$(257)	$(1,244)

(1)	For all periods presented, the par value amount of Common Stock issued is less than $1 million. The number of Common Stock shares in treasury is also less than 1 million.
See Notes to the Condensed Consolidated Financial Statements.

TOYS “R” US, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc., and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The Condensed Consolidated Balance Sheets as of May 2, 2015, January 31, 2015 and May 3, 2014, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Deficit for the thirteen weeks ended May 2, 2015 and May 3, 2014, have been prepared by us in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. Our interim Condensed Consolidated Financial Statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen weeks then ended. The Condensed Consolidated Balance Sheet at January 31, 2015, presented herein, has been derived from our audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included within our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. The results of operations for the thirteen weeks ended May 2, 2015 and May 3, 2014 are not necessarily indicative of operating results for the full year.
Subsequent Event
Effective June 2015, we adopted Amendment No. 3 (“Amendment No. 3”) to the Toys “R” Us, Inc. 2010 Incentive Plan (the “2010 Incentive Plan”). In connection with Amendment No. 3, the number of shares available for issuance under the 2010 Incentive Plan was increased by 3,000,000 shares. Additionally, we adopted an amendment to our Amended and Restated Certificate of Incorporation on June 1, 2015 in order to increase the number of authorized shares of Common Stock by 5,000,000 shares.

2. Short-term borrowings and long-term debt
A summary of the Company’s consolidated Short-term borrowings and Long-term debt as of May 2, 2015, January 31, 2015 and May 3, 2014 is outlined in the table below:

(In millions)	May 2, 2015	January 31, 2015	May 3, 2014
Short-term borrowings
Labuan uncommitted lines of credit	$6	$—	$10
Long-term debt
Spanish real estate credit facility, due fiscal 2015	31	34	70
Toys-Japan unsecured credit lines, expire fiscals 2015-2016	36	—	87
European and Australian asset-based revolving credit facility, expires fiscal 2016	33	—	21
Secured term loan facility, due fiscal 2016 (1)	—	—	645
7.375% senior secured notes, due fiscal 2016 (1)	—	—	355
10.375% senior notes, due fiscal 2017 (2)	448	448	447
8.500% senior secured notes, due fiscal 2017 (3)	721	721	720
French real estate credit facility, due fiscal 2018	52	53	66
Incremental secured term loan facility, due fiscal 2018 (1)	132	133	371
Second incremental secured term loan facility, due fiscal 2018 (1)	66	67	209
7.375% senior notes, due fiscal 2018 (2)	402	402	403
$1.85 billion secured revolving credit facility, expires fiscal 2019 (1)	367	—	125
Senior unsecured term loan facility, due fiscal 2019 (4)	963	965	971
Tranche A-1 loan facility, due fiscal 2019 (1)	272	272	—
Secured term B-4 loan facility, due fiscal 2020 (1)	1,008	1,010	—
UK real estate credit facility, due fiscal 2020	399	396	444
Toys-Japan 1.85%-2.45% loans, due fiscals 2015-2021	59	63	86
8.750% debentures, due fiscal 2021 (5)	22	22	22
Finance obligations associated with capital projects	189	189	177
Capital lease and other obligations	15	13	17
	5,215	4,788	5,236
Less: current portion	202	176	125
Total Long-term debt (6)	$5,013	$4,612	$5,111

(1)	Represents obligations of Toys “R” Us-Delaware, Inc. (“Toys-Delaware”).

(2)	Represents obligations of Toys “R” Us, Inc. (the “Parent Company”).

(3)	Represents obligations of Toys “R” Us Property Company II, LLC (“TRU Propco II”).

(4)	Represents obligations of Toys “R” Us Property Company I, LLC and its subsidiaries (“TRU Propco I”).

(5)	Represents obligations of the Parent Company and Toys-Delaware.

(6)
We maintain derivative instruments on certain of our long-term debt, which impact our effective interest rates. Refer to Note 3 entitled “Derivative instruments and hedging activities” for further details.

The Parent Company is a holding company and conducts its operations through its subsidiaries, certain of which have incurred their own indebtedness. Our credit facilities, loan agreements and indentures contain customary covenants that, among other things, restrict our ability to:

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
The amount of total net assets that were subject to such restrictions was $521 million as of May 2, 2015. Our agreements also contain various and customary events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the agreements, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
We are dependent on the borrowings provided by the lenders to support our working capital needs, capital expenditures and to service debt. As of May 2, 2015, we have funds available to finance our operations under our $1.85 billion secured revolving credit facility (“ABL Facility”) through March 2019, subject to an earlier springing maturity, our European and Australian asset-based revolving credit facility (“European ABL Facility”) through March 2016 and our Toys “R” Us - Japan, Ltd. (“Toys-Japan”) unsecured credit lines with a tranche maturing June 2015 and a tranche maturing June 2016. In addition, Toys (Labuan) Holding Limited (“Labuan”) and Toys-Japan have uncommitted lines of credit due on demand.
Labuan uncommitted lines of credit, due on demand ($6 million at May 2, 2015)
Labuan has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$272 million ($35 million at May 2, 2015). As of May 2, 2015, we had $6 million of borrowings, which has been included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet, and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $26 million. The average interest rate on the drawn borrowings was 1.37% and 2.47% at May 2, 2015 and May 3, 2014, respectively.
Toys-Japan unsecured credit lines, expire fiscals 2015-2016 ($36 million at May 2, 2015)
Toys-Japan has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” due fiscal 2015 and “Tranche 2” due fiscal 2016). Tranche 1 is available in amounts of up to ¥13.0 billion ($108 million at May 2, 2015). As of May 2, 2015, we had outstanding borrowings of $7 million under Tranche 1 with $101 million of remaining availability. Tranche 2 is available in amounts of up to ¥3.5 billion ($29 million at May 2, 2015). As of May 2, 2015, we had outstanding borrowings of $29 million under Tranche 2, with no remaining availability.
Additionally, at May 2, 2015, Toys-Japan had no outstanding borrowings under its uncommitted lines of credit, with ¥1.5 billion ($12 million at May 2, 2015) of incremental availability.
European and Australian asset-based revolving credit facility, expires fiscal 2016 ($33 million at May 2, 2015)
The European ABL Facility, as amended, provides for a five-year £138 million ($209 million at May 2, 2015) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At May 2, 2015, we had outstanding borrowings of $33 million, with $81 million of remaining availability under the European ABL Facility.
$1.85 billion secured revolving credit facility, expires fiscal 2019 ($367 million at May 2, 2015)
Under our ABL Facility, we had outstanding borrowings of $367 million, a total of $97 million of outstanding letters of credit and excess availability of $615 million at May 2, 2015. We are also subject to a minimum excess availability covenant of $125 million, with remaining availability of $490 million in excess of the covenant at May 2, 2015.
Subsequent Event
Senior unsecured term loan facility, due fiscal 2019 ($963 million at May 2, 2015)
The senior unsecured term loan facility due fiscal 2019 (the “Propco I Term Loan Facility”) requires TRU Propco I to prepay outstanding term loans with 25% of TRU Propco I’s annual excess cash flow (as defined in the Propco I Term Loan Facility), commencing with the fiscal year ended January 31, 2015, subject to the rights of the lenders to decline such prepayment. As a result, TRU Propco I made a prepayment of $25 million on May 11, 2015.

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
Interest Rate Contracts
We and our subsidiaries have a variety of fixed and variable rate debt instruments and are exposed to market risks resulting from interest rate fluctuations. We enter into interest rate swaps and/or caps to reduce our exposure to variability in expected future cash outflows and changes in the fair value of certain Long-term debt, attributable to the changes in London Interbank Offered Rate (“LIBOR”), Euro Interbank Offered Rate and Tokyo Interbank Offered Rate. Some of our interest rate contracts contain credit-risk related contingent features and are subject to master netting arrangements. As of May 2, 2015, our interest rate contracts have various maturity dates through February 2018 and are designated as cash flow hedges in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”
The hedge accounting for a designated cash flow hedge requires that the effective portion be recorded to Accumulated other comprehensive loss; the ineffective portion of a cash flow hedge is recorded to Interest expense. We evaluate the effectiveness of our cash flow hedging relationships on an ongoing basis. For our derivatives that are designated as cash flow hedges, no material ineffectiveness was recorded for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. Reclassifications from Accumulated other comprehensive loss to Interest expense primarily relate to realized interest expense on interest rate swaps and caps and the amortization of gains recorded on de-designated caps. We expect to reclassify a net loss of less than $1 million over the next 12 months to Interest expense from Accumulated other comprehensive loss.
Certain of our agreements with credit-risk related contingent features contain cross-default provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At May 2, 2015, January 31, 2015 and May 3, 2014, there were no derivative liabilities related to agreements that contain credit-risk related contingent features. As of May 2, 2015, January 31, 2015 and May 3, 2014, we were not required to post collateral for any of these derivatives.
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
Our foreign exchange contracts typically mature within 12 months. Some of these contracts contain credit-risk related contingent features and are subject to master netting arrangements. Some of these agreements contain provisions which provide that we could be declared in default on our derivative obligations if we default on certain specified indebtedness. At May 2, 2015, January 31, 2015 and May 3, 2014, derivative liabilities related to agreements that contain credit-risk related contingent features had a fair value of $3 million, $2 million and $2 million, respectively. As of May 2, 2015, January 31, 2015 and May 3, 2014, we were not required to post collateral for any of these derivatives.

The following table sets forth the net impact of the effective portion of derivatives designated as cash flow hedges on Accumulated other comprehensive loss on our Condensed Consolidated Statements of Stockholders’ Deficit for the thirteen weeks ended May 2, 2015 and May 3, 2014:

	13 Weeks Ended
(In millions)	May 2, 2015	May 3, 2014
Derivatives designated as cash flow hedges:
Beginning balance	$—	$(1)
Change in fair value recognized in Accumulated other comprehensive loss - Interest Rate Contracts	—	—
Reclassifications from Accumulated other comprehensive loss - Interest Rate Contracts	—	—
Ending balance	$—	$(1)
The following table sets forth the impact of derivatives on Interest expense on our Condensed Consolidated Statements of Operations for the thirteen weeks ended May 2, 2015 and May 3, 2014:

	13 Weeks Ended
(In millions)	May 2, 2015	May 3, 2014
Derivatives not designated for hedge accounting:
Loss on the change in fair value - Intercompany Loan Foreign Exchange Contracts (1)	$(4)	$(7)
Loss on the change in fair value - Merchandise Purchases Program Foreign Exchange Contracts	(1)	(2)
	(5)	(9)
Derivative designated as a fair value hedge:
Loss on the change in fair value - Interest Rate Contract	—	(2)
Gain recognized in Interest expense on hedged item	—	2
	—	—
Total Interest expense	$(5)	$(9)

(1)
Losses related to our short-term intercompany loan foreign exchange contracts are recorded in Interest expense, in addition to the corresponding foreign exchange gains and losses related to our short-term, cross-currency intercompany loans.

The following table contains the notional amounts and related fair values of our derivatives included within our Condensed Consolidated Balance Sheets as of May 2, 2015, January 31, 2015 and May 3, 2014:

	May 2, 2015		January 31, 2015		May 3, 2014
(In millions)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)	Notional Amount	Fair Value Assets/ (Liabilities)
Interest Rate Contracts designated as cash flow hedges:
Prepaid expenses and other current assets (1)	$31	$—	$734	$—	$700	$—
Other assets	52	—	53	—	136	—
Accrued expenses and other current liabilities	41	—	42	—	—	—
Other non-current liabilities	—	—	—	—	64	(1)
Interest Rate Contract designated as a fair value hedge:
Other assets	—	—	—	—	350	11
Interest Rate Contracts not designated for hedge accounting:
Prepaid expenses and other current assets (1)	—	—	1,611	—	1,611	—
Foreign Currency Contracts not designated for hedge accounting:
Prepaid expenses and other current assets	213	4	8	—	57	—
Accrued expenses and other current liabilities	$125	$(3)	$90	$(2)	$309	$(2)
Total derivative contracts outstanding:
Prepaid expenses and other current assets	$244	$4	$2,353	$—	$2,368	$—
Other assets	52	—	53	—	486	11
Total derivative assets (2)	$296	$4	$2,406	$—	$2,854	$11

Accrued expenses and other current liabilities	$166	$(3)	$132	$(2)	$309	$(2)
Other non-current liabilities	—	—	—	—	64	(1)
Total derivative liabilities (2)	$166	$(3)	$132	$(2)	$373	$(3)

(1)	In April 2015, five interest rate caps matured.

(2)	Refer to Note 4 entitled “Fair value measurements” for the classification of our derivative instruments within the fair value hierarchy.
Offsetting of Derivatives
We present our derivatives at gross fair values in the Condensed Consolidated Balance Sheets. However, some of our interest rate and foreign exchange contracts are subject to master netting arrangements which allow net settlements under certain conditions. As of May 2, 2015, January 31, 2015 and May 3, 2014, the aggregate gross fair value of derivative liabilities which could be net settled against our derivative assets were nominal, respectively. The aggregate gross fair value of derivative assets which could be net settled against our derivative liabilities was less than $1 million as of May 2, 2015, and nominal as of January 31, 2015 and May 3, 2014, respectively. As of May 2, 2015, January 31, 2015 and May 3, 2014, none of the master netting arrangements involved collateral.

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
For our interest rate contracts, we primarily use Level 2 inputs mentioned above to arrive at fair value. Additionally, for interest rate contracts we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements taking into account the impact of any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. We measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The portfolio-level adjustments are then allocated each period to the individual assets or liabilities within the portfolio.
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
The table below presents our assets and liabilities measured at fair value on a recurring basis as of May 2, 2015, January 31, 2015 and May 3, 2014, aggregated by level in the fair value hierarchy within which those measurements fall.

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 2, 2015
Assets
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	4	—	4
Total assets	$—	$4	$—	$4
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	3	—	3
Total liabilities	$—	$3	$—	$3

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 31, 2015
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$2	$—	$2

(In millions)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at May 3, 2014
Assets
Derivative financial instruments:
Interest rate contracts	$—	$11	$—	$11
Foreign exchange contracts	—	—	—	—
Total assets	$—	$11	$—	$11
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$1	$—	$1
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$3	$—	$3
For the periods ended May 2, 2015, January 31, 2015 and May 3, 2014, we had no derivative financial instruments within Level 3 of the fair value hierarchy.
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
For the thirteen weeks ended May 2, 2015 and May 3, 2014, we had no impairments to long-lived assets held for sale. There have been no changes in valuation technique or related inputs for long-lived assets for the thirteen weeks ended May 2, 2015 and May 3, 2014.
The table below presents our long-lived assets evaluated for impairment and measured at fair value on a nonrecurring basis for the thirteen weeks ended May 2, 2015 and May 3, 2014, aggregated by level in the fair value hierarchy within which those measurements fall. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at May 2, 2015 and May 3, 2014. As of May 2, 2015 and May 3, 2014, we did not have any long-lived assets classified as Level 1 or 2 within the fair value hierarchy.

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$4	$2	$2
Balance, May 2, 2015	$4	$2	$2

(In millions)	Carrying Value Prior to Impairment	Significant Unobservable Inputs (Level 3)	Impairment Losses
Long-lived assets held and used	$4	$1	$3
Balance, May 3, 2014	$4	$1	$3

Other Financial Instruments
The fair values of our Long-term debt including current portion are estimated using quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods. The fair values of debt instruments classified as Level 1 are based on quoted prices in reasonably active markets and Level 2 instruments are valued using market prices we obtain from external third parties. Debt instruments classified as Level 3 are not publicly traded, and therefore we are unable to obtain quoted market prices, and are generally valued using estimated spreads, a present value calculation or a cash flow analysis, as appropriate. There have been no significant changes in valuation technique or related inputs for Long-term debt for the thirteen weeks ended May 2, 2015 and May 3, 2014. The table below presents the carrying values and fair values of our Long-term debt including current portion as of May 2, 2015, January 31, 2015 and May 3, 2014, aggregated by level in the fair value hierarchy within which those measurements fall.

	Long-term Debt
(In millions)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
May 2, 2015	$5,215	$4,936	$1,417	$2,337	$1,182
January 31, 2015	4,788	4,416	1,346	2,315	755
May 3, 2014	5,236	4,831	1,390	2,358	1,083
Other financial instruments that are not measured at fair value on our Condensed Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate fair value.

5. Income taxes
The following table summarizes our Income tax benefit and effective tax rates for the thirteen weeks ended May 2, 2015 and May 3, 2014:

	13 Weeks Ended
($ In millions)	May 2, 2015	May 3, 2014
Loss before income taxes	$(143)	$(198)
Income tax benefit	(4)	(2)
Effective tax rate	2.8%	1.0%
The effective tax rates for the thirteen weeks ended May 2, 2015 and May 3, 2014 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 3.2% for the thirteen weeks ended May 2, 2015 compared to 1.2% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to change in the mix and level of earnings between jurisdictions.
There were no significant discrete items that impacted our effective tax rate for the thirteen weeks ended May 2, 2015 and May 3, 2014.

6. Segments
Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and baby product offerings in 49 states, Puerto Rico and Guam, and Toys “R” Us – International (“International”), which operates or licenses “R” Us branded retail stores in 37 foreign countries and jurisdictions with operated stores in Australia, Austria, Brunei, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Poland, Portugal, Singapore, Spain, Switzerland, Taiwan, Thailand and the United Kingdom. Domestic and International segments also include their respective Internet operations. Segment operating earnings (loss) excludes corporate related charges and income. All intercompany transactions between the segments have been eliminated. Income tax information by segment has not been included as taxes are calculated at a company-wide level and are not allocated to each segment. Revenues from external customers are derived primarily from merchandise sales and we do not generate material sales from any single customer.

The following tables show our percentage of Net sales by product category:

	13 Weeks Ended
Domestic:	May 2, 2015	May 3, 2014
Baby	49.7%	49.8%
Core Toy	13.0%	12.0%
Entertainment	7.2%	8.0%
Learning	17.7%	17.3%
Seasonal	12.0%	12.4%
Other (1)	0.4%	0.5%
Total	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended
International:	May 2, 2015	May 3, 2014
Baby	26.6%	27.0%
Core Toy	20.5%	19.5%
Entertainment	6.4%	7.5%
Learning	27.7%	26.5%
Seasonal	17.9%	18.7%
Other (1)	0.9%	0.8%
Total	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing fees from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.
A summary of financial results by reportable segment is as follows:

	13 Weeks Ended
(In millions)	May 2, 2015	May 3, 2014
Net sales
Domestic	$1,490	$1,539
International	835	940
Total Net sales	$2,325	$2,479
Operating earnings (loss)
Domestic (1)	$61	$21
International	(3)	(19)
Corporate and other (1)	(88)	(93)
Operating loss	(30)	(91)
Interest expense	(114)	(108)
Interest income	1	1
Loss before income taxes	$(143)	$(198)

(1)	Certain professional fees of $5 million for the thirteen weeks ended May 3, 2014 that were previously recorded to our Domestic segment have been reclassified to our Corporate and other division.

(In millions)	May 2, 2015	January 31, 2015	May 3, 2014
Merchandise inventories
Domestic	$1,329	$1,353	$1,440
International	835	711	956
Total Merchandise inventories	$2,164	$2,064	$2,396

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

8. Related party transactions
We are owned by an investment group led by entities advised by or affiliated with Bain Capital Partners, LLC, Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”) and Vornado Realty Trust (“Vornado”) (collectively, the “Sponsors”). The Sponsors provide management and advisory services to us pursuant to an advisory agreement executed at the closing of the merger transaction effective as of July 21, 2005 and amended June 10, 2008, February 1, 2009, and August 29, 2014 (“Advisory Agreement”). The initial term of the Advisory Agreement is ten years. After ten years, it extends annually for one year unless we or the Sponsors provide notice of termination to the other. Prior to an amendment in August 2014, described below, the management and advisory fees paid to the Sponsors (the “Advisory Fees”) increased 5% per year during the ten-year term of the agreement with the exception of fiscal 2009.
In August 2014, the Advisory Agreement was amended in order to reduce the Advisory Fees to $17 million.  The amendment provides that if in the future we successfully complete an initial public offering (“IPO”), the Sponsors may elect to receive from the proceeds of such IPO, an amount equal to the aggregate difference between: (x) the Advisory Fees that we would have paid in fiscal year 2014 and each fiscal year thereafter had such amounts not been fixed and (y) the Advisory Fees that were actually paid by us for fiscal year 2014 and each fiscal year thereafter. We recorded Advisory Fees of $4 million and $6 million for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. During the thirteen weeks ended May 2, 2015 and May 3, 2014, we also paid the Sponsors fees of less than $1 million, respectively, for out-of-pocket expenses.
Subsequent Event
In June 2015, the Advisory Agreement was further amended in order to reduce the advisory fees payable in fiscal 2015 and thereafter from $17 million to $6 million annually with no further adjustment upon an IPO for such reductions.
Additionally, the Advisory Agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the aggregate transaction value in connection with certain financing, acquisition, disposition and change of control transactions (“Transaction Fees”). The Advisory Agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. In the event that the Advisory Agreement is terminated by the Sponsors or us, the Sponsors will receive all unpaid Advisory Fees, all unpaid Transaction Fees and expenses due under the Advisory Agreement with respect to periods prior to the termination date plus the net present value of the Advisory Fees that would have been payable for the remainder of the applicable term of the Advisory Agreement. Transaction fees are capitalized as deferred debt issuance costs and are amortized over the term of the related debt agreement and included in Other assets on our Condensed Consolidated Balance Sheets.
From time to time, we and our subsidiaries, as well as the Sponsors or their affiliates, may acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. During the thirteen weeks ended May 2, 2015 and May 3, 2014, affiliates of KKR held debt and debt securities issued by the Company and its subsidiaries.  The interest amounts paid on such debt and debt securities held by related parties were $3 million during each of the thirteen weeks ended May 2, 2015 and May 3, 2014.
Additionally, under lease agreements with affiliates of Vornado, we paid an aggregate amount of $2 million for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively, with respect to 0.6% and 0.7%, respectively, of our operated stores, which include Toys “R” Us Express stores. Of the aggregate amount paid, less than $1 million for each of the thirteen weeks ended May 2, 2015 and May 3, 2014 was allocable to joint-venture parties not otherwise affiliated with Vornado.
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

9. Dispositions
During the thirteen weeks ended May 2, 2015, we sold certain properties and assets for proceeds of $2 million, resulting in net gains of $1 million. Net gains on sales of properties are included in Other income, net on our Condensed Consolidated Statements of Operations.

10. Accumulated other comprehensive loss
Total other comprehensive (loss) income, net of tax is included in the Condensed Consolidated Statements of Comprehensive Loss and Condensed Consolidated Statements of Stockholders’ Deficit. Accumulated other comprehensive loss is reflected in Total stockholders’ deficit on the Condensed Consolidated Balance Sheets, as follows:

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized loss on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, February 1, 2014	$(74)	$(1)	$(9)	$(84)
Current period change	22	—	—	22
Balance, May 3, 2014	$(52)	$(1)	$(9)	$(62)

(In millions)	Foreign currency translation adjustments, net of tax	Unrealized loss on hedged transactions, net of tax	Unrecognized actuarial losses, net of tax	Accumulated other comprehensive loss
Balance, January 31, 2015	$(202)	$—	$(42)	$(244)
Current period change	(13)	—	—	(13)
Balance, May 2, 2015	$(215)	$—	$(42)	$(257)

11. Recent accounting pronouncements
In May 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities should apply the amendments in this update retrospectively to all periods presented. As the Company measures certain defined benefit plan assets using the NAV practicable expedient, upon adoption of ASU 2015-07, the fair value of these plan assets will be removed from the fair value hierarchy in all periods presented in the Company’s Consolidated Financial Statements. The Company will continue to disclose information on these investments for which fair value is measured at NAV as a practical expedient.
In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software licenses element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. The adoption of ASU 2015-05 is not expected to have an impact on our Condensed Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-04, “Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (“ASU 2015-04”). For entities with a fiscal year-end that does not coincide with a month-end, ASU 2015-04 provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year-to-year. Under the previous practice, entities with fiscal year-ends that did not coincide with a month-end, had to adjust the fair value of the plan assets reported by the third-party service provider to reflect the fair value of plan assets as of their fiscal year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this ASU. Additional disclosures are required if a contribution or significant event caused by the entity occurs between the month-end date used to measure the defined benefit plan assets and obligations and an entity’s fiscal year-end. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities should apply the amendments in this update prospectively. Management is currently assessing the impact the adoption of ASU 2015-04 will have on our Condensed Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the previous practice, debt issuance costs were recognized as a deferred charge (that is, an asset). This ASU will create consistencies with the guidance in International Financial Reporting Standards as well as the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements”, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply the amendments on a retrospective basis to all prior periods presented in the financial statements. Other than the revised balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of the debt liability and related disclosures, the adoption of ASU 2015-03 is not expected to have an impact on our Condensed Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the “Company,” “we,” “us,” or “our” means Toys “R” Us, Inc. and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and the Condensed Consolidated Financial Statements and the accompanying notes thereto, and contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” below.

Our Business
We generate sales, earnings and cash flows by retailing merchandise in our baby, core toy, entertainment, learning and seasonal product categories worldwide. Our reportable segments are Toys “R” Us – Domestic (“Domestic”), which provides toy and baby product offerings in 49 states, Puerto Rico and Guam, and Toys “R” Us – International (“International”), which operates or licenses stores in 37 foreign countries and jurisdictions. As of May 2, 2015, there were 1,597 operated and 244 licensed “R” Us branded retail stores worldwide. In addition, as of May 2, 2015, we operated 116 Toys “R” Us Express stores (“Express stores”), including 64 Express stores with a cumulative lease term of at least two years (“Permanent Express”). Domestic and International segments also include their respective Internet operations.

Financial Performance
As discussed in more detail in this MD&A, the following financial data represents an overview of our financial performance for the thirteen weeks ended May 2, 2015 compared to the thirteen weeks ended May 3, 2014:

	13 Weeks Ended
($ In millions)	May 2, 2015	May 3, 2014
Net sales	$2,325	$2,479
Gross margin	862	918
Gross margin as a percentage of Net sales	37.1%	37.0%
Selling, general and administrative expenses	$827	$917
Selling, general and administrative expenses as a percentage of Net sales	35.6%	37.0%
Net loss attributable to Toys “R” Us, Inc.	$(140)	$(196)
Non-GAAP Financial Measure:
Adjusted EBITDA (1)	$70	$27

(1)
For an explanation of Adjusted EBITDA as a measure of the Company’s operating performance and a reconciliation to Net loss attributable to Toys “R” Us, Inc., see “Non-GAAP Financial Measure - Adjusted EBITDA”.

Net sales decreased by $154 million for the thirteen weeks ended May 2, 2015, compared to the same period last year. Foreign currency translation decreased Net sales by $131 million for the thirteen weeks ended May 2, 2015. Excluding the impact of foreign currency translation, the decrease in Net sales was primarily due to a decrease in Domestic comparable store net sales primarily driven by a decrease in the number of transactions. Partially offsetting the decrease in Net sales was an increase in net sales from new locations in our International segment and an increase in International comparable store net sales primarily driven by an increase in the number of transactions.
Gross margin, as a percentage of Net sales, increased by 0.1 percentage point for the thirteen weeks ended May 2, 2015, compared to the same period last year. The increase in Gross margin, as a percentage of Net sales, was primarily the result of continued promotional discipline within our Domestic segment.
Selling, general and administrative expenses (“SG&A”) decreased by $90 million for the thirteen weeks ended May 2, 2015, compared to the same period last year. Foreign currency translation decreased SG&A by $49 million for the thirteen weeks ended May 2, 2015. Excluding the impact of foreign currency translation, the decrease in SG&A was primarily due to decreases in payroll expenses, advertising and promotional expenses and occupancy costs.
Net loss attributable to Toys “R” Us, Inc. decreased by $56 million for the thirteen weeks ended May 2, 2015, compared to the same period last year. The decrease was primarily due to a reduction in SG&A and a decrease in Depreciation and amortization, partially offset by a decline in Gross margin dollars.

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
The following table discloses the change in our comparable store net sales for the thirteen weeks ended May 2, 2015 and May 3, 2014:

	13 Weeks Ended
	May 2, 2015 vs. 2014	May 3, 2014 vs. 2013
Domestic	(2.3)%	3.8%	(1)
International	1.2%	1.0%
Toys “R” Us - Consolidated	(1.0)%	2.7%

(1)	Excludes the effect of an immaterial out of period adjustment. Previously reported Domestic comparable store net sales were 4.0% for the thirteen weeks ended May 3, 2014.

Percentage of Net Sales by Product Category

	13 Weeks Ended
Domestic:	May 2, 2015	May 3, 2014
Baby	49.7%	49.8%
Core Toy	13.0%	12.0%
Entertainment	7.2%	8.0%
Learning	17.7%	17.3%
Seasonal	12.0%	12.4%
Other (1)	0.4%	0.5%
Total	100%	100%

(1)	Consists primarily of non-product related revenues.

	13 Weeks Ended
International:	May 2, 2015	May 3, 2014
Baby	26.6%	27.0%
Core Toy	20.5%	19.5%
Entertainment	6.4%	7.5%
Learning	27.7%	26.5%
Seasonal	17.9%	18.7%
Other (1)	0.9%	0.8%
Total	100%	100%

(1)	Consists primarily of non-product related revenues, including licensing fees from unaffiliated third parties.
From time to time, we may make revisions to our prior period Net sales by product category to conform to the current period allocation. These revisions did not have a significant impact to our prior year disclosure.

Store Count by Segment

	May 2, 2015	May 3, 2014	Change
Domestic (1)	868	876	(8)
International - Operated (2)	729	709	20
International - Licensed (3)	244	194	50
Total (4)	1,841	1,779	62

(1)
Store count as of May 2, 2015 includes 292 Toys “R” Us (“TRU”) stores, 226 Babies “R” Us (“BRU”) stores, 213 side-by-side (“SBS”) stores, 58 Juvenile Expansions, 20 Babies “R” Us Express (“BRU Express”) stores and 59 Permanent Express stores. Store count as of May 3, 2014 included 305 TRU stores, 232 BRU stores, 214 SBS stores, 59 Juvenile Expansions, 20 BRU Express stores and 46 Permanent Express stores.

(2)
Store count as of May 2, 2015 includes 492 TRU stores, 198 SBS stores, 19 BRU Express stores, 15 BRU stores and 5 Permanent Express stores. Store count as of May 3, 2014 included 474 TRU stores, 188 SBS stores, 18 BRU Express stores, 15 BRU stores and 14 Permanent Express stores. The net increase in store count from prior year is predominantly due to 20 stores in China.

(3)	The net increase in store count from prior year is predominantly due to 33 stores in South Africa, 5 stores in South Korea and 4 stores in the Philippines.

(4)
There were 39 Domestic and 13 International Express stores open as of May 2, 2015 and 49 Domestic and 6 International Express stores open as of May 3, 2014. These stores were not included in our overall store count within our Domestic and International segments and are considered temporary as they have a cumulative lease term of less than two years.

Net Loss Attributable to Toys “R” Us, Inc.

	13 Weeks Ended
(In millions)	May 2, 2015	May 3, 2014	Change
Toys “R” Us - Consolidated	$(140)	$(196)	$56
Net loss attributable to Toys “R” Us, Inc. decreased by $56 million to $140 million for the thirteen weeks ended May 2, 2015, compared to $196 million for the same period last year. The decrease in Net loss attributable to Toys “R” Us, Inc. was primarily due to a reduction in SG&A of $90 million and a decrease in Depreciation and amortization of $17 million, partially offset by a decline in Gross margin of $56 million.

Net Sales

	13 Weeks Ended
					Percentage of Net Sales
($ In millions)	May 2, 2015	May 3, 2014	$ Change	% Change	May 2, 2015	May 3, 2014
Domestic	$1,490	$1,539	$(49)	(3.2)%	64.1%	62.1%
International	835	940	(105)	(11.2)%	35.9%	37.9%
Toys “R” Us - Consolidated	$2,325	$2,479	$(154)	(6.2)%	100.0%	100.0%
Net sales decreased by $154 million or 6.2%, to $2,325 million for the thirteen weeks ended May 2, 2015, compared to $2,479 million for the same period last year. Net sales for the thirteen weeks ended May 2, 2015 included the impact of foreign currency translation, which decreased Net sales by $131 million.
Excluding the impact of foreign currency translation, the decrease in Net sales for the thirteen weeks ended May 2, 2015 was predominantly due to a decrease in Domestic comparable store net sales primarily driven by a decrease in the number of transactions. Partially offsetting the decrease in Net sales was an increase in net sales from new locations in our International segment and an increase in International comparable store net sales primarily driven by an increase in the number of transactions.
Domestic
Net sales for the Domestic segment decreased by $49 million or 3.2%, to $1,490 million for the thirteen weeks ended May 2, 2015, compared to $1,539 million for the same period last year. The decrease in Net sales was primarily a result of a decrease in comparable store net sales of 2.3%.
The decrease in comparable store net sales resulted primarily from decreases in our baby, entertainment and seasonal categories. The decrease in our baby category was primarily due to decreased sales of consumables. The decrease in our entertainment category was primarily due to decreased sales of home entertainment media products and video game software. The decrease in our seasonal category was primarily due to decreased sales of outdoor products. Partially offsetting these decreases was an increase in our core toy category primarily as a result of increased sales of collectibles.
International
Net sales for the International segment decreased by $105 million or 11.2%, to $835 million for the thirteen weeks ended May 2, 2015, compared to $940 million for the same period last year. Excluding a $131 million decrease in Net sales due to foreign currency translation, International Net sales increased primarily as a result of an increase in net sales from new locations and an increase in comparable store net sales of 1.2%.
The increase in comparable store net sales resulted primarily from increases in learning and core toy categories. The increase in our learning category was primarily due to increased sales of construction toys. The increase in our core toy category was primarily due to increased sales of action figures and collectibles. Partially offsetting these increases was a decrease in our entertainment category primarily as a result of decreased sales of video game software and systems.

Cost of Sales and Gross Margin
We record the costs associated with operating our distribution networks as a part of SG&A, including those costs that primarily relate to transporting merchandise from distribution centers to stores. Therefore, our consolidated Gross margin may not be comparable to the gross margins of other retailers that include similar costs in their cost of sales.
The following are reflected in “Cost of sales”:

•	the cost of merchandise acquired from vendors;

•	freight in;

•	provision for excess and obsolete inventory;

•	shipping costs to consumers;

•	provision for inventory shortages; and

•	credits and allowances from our merchandise vendors.

Gross Margin

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	May 2, 2015	May 3, 2014	$ Change	May 2, 2015	May 3, 2014	Change
Domestic	$535	$549	$(14)	35.9%	35.7%	0.2%
International	327	369	(42)	39.2%	39.3%	(0.1)%
Toys “R” Us - Consolidated	$862	$918	$(56)	37.1%	37.0%	0.1%
Gross margin decreased by $56 million to $862 million for the thirteen weeks ended May 2, 2015, compared to $918 million for the same period last year. Foreign currency translation decreased Gross margin by $50 million.
Gross margin, as a percentage of Net sales, increased by 0.1 percentage point for the thirteen weeks ended May 2, 2015, compared to the same period last year. The increase in Gross margin, as a percentage of Net sales, was primarily the result of continued promotional discipline within our Domestic segment.
Domestic
Gross margin decreased by $14 million to $535 million for the thirteen weeks ended May 2, 2015, compared to $549 million for the same period last year. Gross margin, as a percentage of Net sales, increased by 0.2 percentage points for the thirteen weeks ended May 2, 2015 compared to the same period last year.
The increase in Gross margin, as a percentage of Net sales, resulted primarily from continued promotional discipline, with the most notable improvements within the baby and core toy categories.
International
Gross margin decreased by $42 million to $327 million for the thirteen weeks ended May 2, 2015, compared to $369 million for the same period last year. Foreign currency translation decreased Gross margin by $50 million. Gross margin, as a percentage of Net sales, remained relatively consistent for the thirteen weeks ended May 2, 2015, compared to the same period last year.

Selling, General and Administrative Expenses
The following table presents expenses as a percentage of consolidated SG&A:

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Payroll and related benefits	44.3%	44.4%
Occupancy costs	33.6%	32.9%
Advertising and promotional expenses	6.5%	7.7%
Professional fees	4.1%	3.5%
Transaction fees (1)	3.0%	2.9%
Other (2)	8.5%	8.6%
Total	100.0%	100.0%

(1)	Primarily consists of credit card fees.

(2)	Includes costs related to transporting merchandise from distribution centers to stores, store related supplies and signage, website hosting and other corporate-related expenses.

	13 Weeks Ended
				Percentage of Net Sales
($ In millions)	May 2, 2015	May 3, 2014	$ Change	May 2, 2015	May 3, 2014	Change
Toys “R” Us - Consolidated	$827	$917	$(90)	35.6%	37.0%	(1.4)%
SG&A decreased by $90 million to $827 million for the thirteen weeks ended May 2, 2015, compared to $917 million for the same period last year. Foreign currency translation decreased SG&A by $49 million. As a percentage of Net sales, SG&A decreased by 1.4 percentage points.

Excluding the impact of foreign currency translation, SG&A decreased by $41 million primarily due to a $21 million decrease in payroll expenses, which included a $14 million decline in store payroll expenses. Additionally contributing to the decrease was a $13 million reduction in advertising and promotional expenses and a $3 million decrease in occupancy costs predominantly related to lower utility expenses.

Depreciation and Amortization

	13 Weeks Ended
(In millions)	May 2, 2015	May 3, 2014	Change
Toys “R” Us - Consolidated	$87	$104	$(17)
Depreciation and amortization decreased by $17 million for the thirteen weeks ended May 2, 2015, compared to the same period last year. Foreign currency translation decreased Depreciation and amortization by $4 million. Excluding the impact of foreign currency translation, the decrease in Depreciation and amortization was primarily due to the prior year accelerated depreciation of certain assets, which we committed to dispose of prior to the end of their useful lives.

Other Income, Net
Other income, net includes the following:

•	credit card program income;

•	gift card breakage income;

•	foreign exchange gains and losses;

•	impairment of long-lived assets;

•	net gains on sales of properties; and

•	other operating income and expenses.

	13 Weeks Ended
(In millions)	May 2, 2015	May 3, 2014	Change
Toys “R” Us - Consolidated	$22	$12	$10
Other income, net increased by $10 million to $22 million for the thirteen weeks ended May 2, 2015, compared to $12 million for the same period last year. The increase was primarily due to $6 million in unrealized gains on foreign exchange related to the re-measurement of the Tranche A-1 loan facility due fiscal 2019 attributed to Toys “R” Us (Canada) Ltd. Toys “R” Us (Canada) Ltee (“Toys-Canada”). Additionally contributing to the increase in Other income, net was a $2 million decrease in fixed asset write-offs and a $1 million increase in net gains on sales of properties.

Interest Expense

	13 Weeks Ended
(In millions)	May 2, 2015	May 3, 2014	Change
Toys “R” Us - Consolidated	$114	$108	$6
Interest expense increased by $6 million to $114 million for the thirteen weeks ended May 2, 2015, compared to $108 million for the same period last year. The increase in Interest expense was primarily due to a higher rate of interest on the Secured term B-4 loan facility due fiscal 2020 and the Tranche A-1 loan facility due fiscal 2019 as a result of the fiscal 2014 refinancing.

Interest Income

	13 Weeks Ended
(In millions)	May 2, 2015	May 3, 2014	Change
Toys “R” Us - Consolidated	$1	$1	$—
Interest income remained consistent for the thirteen weeks ended May 2, 2015, compared to the same period last year.

Income Tax Benefit
The following table summarizes our Income tax benefit and effective tax rates for the thirteen weeks ended May 2, 2015 and May 3, 2014:

	13 Weeks Ended
($ In millions)	May 2, 2015	May 3, 2014
Loss before income taxes	$(143)	$(198)
Income tax benefit	(4)	(2)
Effective tax rate	2.8%	1.0%
The effective tax rates for the thirteen weeks ended May 2, 2015 and May 3, 2014 were based on our forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented. Our forecasted annualized effective tax rate is 3.2% for the thirteen weeks ended May 2, 2015 compared to 1.2% for the same period last year. The difference between our forecasted annualized effective tax rates was primarily due to change in the mix and level of earnings between jurisdictions.
There were no significant discrete items that impacted our effective tax rate for the thirteen weeks ended May 2, 2015 and May 3, 2014.

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

Reconciliation of Net loss attributable to Toys “R” Us, Inc. to EBITDA and Adjusted EBITDA is as follows:

	13 Weeks Ended
(In millions)	May 2, 2015	May 3, 2014
Net loss attributable to Toys “R” Us, Inc.	$(140)	$(196)

Add:
Income tax benefit	(4)	(2)
Interest expense, net	113	107
Depreciation and amortization	87	104
EBITDA	56	13

Adjustments:
Sponsors’ management and advisory fees (a)	5	6
Severance (b)	5	11
Store closure costs (c)	4	5
Compensation expense (d)	3	—
Impairment of long-lived assets	2	3
Net earnings attributable to noncontrolling interest	1	—
Certain transaction costs	1	—
Foreign currency re-measurement (e)	(6)	—
Net gains on sales of properties	(1)	—
Obsolete inventory clearance (f)	—	(11)
Adjusted EBITDA (g)	$70	$27

(a)	Represents the fees expensed to Bain Capital Partners LLC, Kohlberg Kravis Roberts & Co. L.P. and Vornado Realty Trust (collectively, the “Sponsors”) in accordance with the advisory agreement.

(b)	In fiscal 2014, we revised our definition of Adjusted EBITDA to include non-officers’ severance. We have therefore revised our prior period’s Adjusted EBITDA.

(c)	Represents store closure costs, net of lease surrender payments. In fiscal 2014, we revised our definition of Adjusted EBITDA to include lease surrender payments.

(d)
Represents the incremental compensation expense related to certain one-time awards and modifications, net of forfeitures of certain officers’ awards. In fiscal 2014, we revised our definition of Adjusted EBITDA to include the impact of forfeitures of certain officers’ awards and have therefore revised our prior period’s Adjusted EBITDA.

(e)	Represents the unrealized gain on foreign exchange related to the re-measurement of the portion of the Tranche A-1 loan facility due fiscal 2019 attributed to Toys-Canada.

(f)
Represents an incremental gain on previously identified clearance inventory. In fiscal 2014, we also revised our definition of Adjusted EBITDA to include third party fees associated with our clearance efforts.

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

Liquidity and Capital Resources
Overview
As of May 2, 2015, we were in compliance with all of the covenants related to our outstanding debt. Under the $1.85 billion secured revolving credit facility (“ABL Facility”), we had outstanding borrowings of $367 million, a total of $97 million of outstanding letters of credit and excess availability of $615 million at May 2, 2015. We are also subject to a minimum excess availability covenant of $125 million, with remaining availability of $490 million in excess of the covenant at May 2, 2015.
Toys “R” Us - Japan, Ltd. (“Toys-Japan”) has an agreement with a syndicate of financial institutions, which includes two unsecured loan commitment lines of credit (“Tranche 1” and “Tranche 2”). Tranche 1 is available in amounts of up to ¥13.0 billion ($108 million at May 2, 2015). As of May 2, 2015, we had outstanding borrowings of $7 million under Tranche 1, with $101 million of remaining borrowing availability. Tranche 2 is available in amounts of up to ¥3.5 billion ($29 million at May 2, 2015). As of May 2, 2015, we had outstanding borrowings of $29 million under Tranche 2, with no remaining borrowing availability.
Additionally, at May 2, 2015, Toys-Japan had no outstanding borrowings under its uncommitted lines of credit, with ¥1.5 billion ($12 million at May 2, 2015) of incremental availability.
Our European and Australian asset-based revolving credit facility as amended (the “European ABL Facility”) provides for a five-year £138 million ($209 million at May 2, 2015) asset-based senior secured revolving credit facility which will expire on March 8, 2016. At May 2, 2015, we had outstanding borrowings of $33 million, with $81 million of remaining availability under the European ABL Facility.
Toys (Labuan) Holding Limited (“Labuan”) has several uncommitted unsecured lines of credit with various financial institutions with total availability of HK$272 million ($35 million at May 2, 2015). As of May 2, 2015, we had $6 million of borrowings and $3 million of bank guarantees issued under these facilities. The remaining availability under these facilities was $26 million.
We are dependent on the borrowings provided by our lenders to support our working capital needs, capital expenditures and to service debt. As of May 2, 2015, we have funds available to finance our operations under our ABL Facility through March 2019, subject to an earlier springing maturity, our European ABL Facility through March 2016 and our Toys-Japan unsecured credit lines with a tranche maturing June 2015 and a tranche maturing June 2016. In addition, Labuan and Toys-Japan have uncommitted lines of credit, which are due on demand. If our cash flow and capital resources do not provide the necessary liquidity, it could have a significant negative effect on our results of operations.
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

The following table presents our capital expenditures for the thirteen weeks ended May 2, 2015 and May 3, 2014:

	13 Weeks Ended
(In millions)	May 2, 2015	May 3, 2014
Information technology	$11	$14
Maintenance (1)	10	6
Distribution centers	7	6
New stores	4	8
Other store-related projects	11	5
Total capital expenditures	$43	$39

(1)	Includes maintenance for existing stores, including expenditures related to the “Clean and Bright” initiative.

Cash Flows

	13 Weeks Ended
(In millions)	May 2, 2015	May 3, 2014	Change
Net cash used in operating activities	$(630)	$(438)	$(192)
Net cash used in investing activities	(42)	(39)	(3)
Net cash provided by financing activities	430	199	231
Effect of exchange rate changes on Cash and cash equivalents	(3)	6	(9)
Net decrease during period in Cash and cash equivalents	$(245)	$(272)	$27
Cash Flows Used in Operating Activities
Net cash used in operating activities increased $192 million to $630 million for the thirteen weeks ended May 2, 2015, compared to $438 million for the thirteen weeks ended May 3, 2014. The increase in Net cash used in operating activities was primarily due to an increase in vendor payments due to timing and annual bonus payout, partially offset by a decline in merchandise purchases and improved operating performance.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased $3 million to $42 million for the thirteen weeks ended May 2, 2015, compared to $39 million for the thirteen weeks ended May 3, 2014. The increase in Net cash used in investing activities was primarily due to a $4 million increase in capital expenditures.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased $231 million to $430 million for the thirteen weeks ended May 2, 2015, compared to $199 million for the thirteen weeks ended May 3, 2014. The increase in Net cash provided by financing activities was primarily attributable to a $211 million increase in net long-term debt borrowings. Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt.

Debt
Refer to Note 2 to the Condensed Consolidated Financial Statements entitled “Short-term borrowings and long-term debt” for further details regarding our debt.
As of May 2, 2015, we had total indebtedness of $5.2 billion, of which $3.1 billion was secured indebtedness. During the thirteen weeks ended May 2, 2015 there were no significant events that occurred with respect to our debt structure.
We and our subsidiaries, as well as the Sponsors or their affiliates, may from time to time acquire debt or debt securities issued by us or our subsidiaries in open market transactions, tender offers, exchange offers, privately negotiated transactions or otherwise. Any such transactions, and the amounts involved, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Note 8 to our Condensed Consolidated Financial Statements entitled “Related party transactions” and Note 16 to our Consolidated Financial Statements entitled “RELATED PARTY TRANSACTIONS” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Contractual Obligations
Our contractual obligations consist mainly of payments related to Long-term debt and related interest, operating leases related to real estate used in the operation of our business and product purchase obligations. Refer to the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the fiscal year ended January 31, 2015 included in our Form 10-K filed on March 26, 2015, for details on our contractual obligations.

Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our Condensed Consolidated Financial Statements. Refer to the Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for a discussion of critical accounting policies.

Recently Adopted Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-08, “'Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115” (“ASU 2015-08”). The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company has adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

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
These statements are subject to risks, uncertainties and other factors, including, among others, the seasonality of our business, competition in the retail industry, changes in our product distribution mix and distribution channels, general economic factors in the United States and other countries in which we conduct our business, consumer spending patterns, birth rates, our ability to implement our strategy including implementing initiatives for season, our ability to recognize cost savings, marketing strategies, the availability of adequate financing, access to trade credit, changes in consumer preferences, changes in employment legislation, our dependence on key vendors for our merchandise, political and other developments associated with our international operations, costs of goods that we sell, labor costs, transportation costs, domestic and international events affecting the delivery of toys and other products to our stores, product safety issues including product recalls, the existence of adverse litigation, changes in laws that impact our business, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements and other risks, uncertainties and factors set forth under

Item 1A entitled “RISK FACTORS” of our Annual Report on Form 10-K filed on March 26, 2015, and in our other reports and documents filed with the Securities and Exchange Commission. In addition, we typically earn a disproportionate part of our annual operating earnings in the fourth quarter as a result of seasonal buying patterns and these buying patterns are difficult to forecast with certainty. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this report. We believe that all forward-looking statements are based on reasonable assumptions when made; however, we caution that it is impossible to predict actual results or outcomes or the effects of risks, uncertainties or other factors on anticipated results or outcomes and that, accordingly, one should not place undue reliance on these statements. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update these statements in light of subsequent events or developments unless required by the Securities and Exchange Commission’s rules and regulations. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in any forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in our exposure to market risk during the thirteen weeks ended May 2, 2015. For a discussion of our exposure to market risk, refer to Item 7A entitled “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of the date of this report, there have been no material changes to the information related to Item 1A entitled “RISK FACTORS” disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

TOYS “R” US, INC.
(Registrant)

Date: June 12, 2015	/s/ Michael J. Short
Michael J. Short
Executive Vice President – Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 3, 2015.

10.1
Amendment No. 4, dated June 1, 2015, to the Advisory Agreement among the Registrant, Bain Capital Partners, LLC, Bain Capital, Ltd., Kohlberg Kravis Roberts & Co., L.P. and Vornado Truck LLC, dated as of July 21, 2005.

10.2
Employment Agreement between Toys “R” Us, Inc. and David A. Brandon, dated as of June 1, 2015 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2015 and hereby incorporated by reference).

10.3	Amendment No. 3, dated June 2, 2015, to the Toys “R” Us, Inc. 2010 Incentive Plan.

10.4	Letter Agreement, dated May 28, 2015, between Toys “R” Us, Inc. and Antonio Urcelay.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document